Form 10-K
period 1996-06-30
UNIPHASE CORP /CA/
filed 1996-09-26
CIK 912093

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)
/X/   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     FOR THE FISCAL YEAR ENDED JUNE 30, 1996

                                       OR

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     FOR THE TRANSITION PERIOD FROM ________ TO ________
     COMMISSION FILE NUMBER 0-22874

                              UNIPHASE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        DELAWARE             163 BAYPOINTE PKWY SAN JOSE, CA        95134          94-2579683
- ------------------------    ---------------------------------    -----------    ----------------
    (STATE OR OTHER               (ADDRESS OF PRINCIPAL          (ZIP CODE)     (I.R.S. EMPLOYER
    JURISDICTION OF                EXECUTIVE OFFICES)                            IDENTIFICATION
    INCORPORATION OR                                                                  NO.)
     ORGANIZATION)

       Registrant's telephone number, including area code (408) 434-1800

          Securities registered pursuant to Section 12(b) of the Act:

                                                          NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                           ON WHICH REGISTERED
- --------------------------------------------------------------------------------------------
                     None                                          None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common stock, par value $.001 per share
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     As of September 10, 1996, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $583,869,000 based upon the average of the high and low prices of the Common Stock as reported on The Nasdaq National Market on such date. Shares of Common Stock held by officers, directors and holders of more than 5% of the outstanding Common Stock have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of September 10, 1996, Registrant had 16,218,582 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE
                        (To the Extent Indicated Herein)

     Portions of registrants 1996 Annual Report to Stockholders (Parts II and
IV)

     Portions of registrant's Proxy Statement for its 1996 Annual Meeting of Stockholders (Part III)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Uniphase Corporation ("Uniphase" or the "Company") is an optoelectronics company that designs, develops, manufactures and markets laser subsystems, laser-based semiconductor wafer defect examination and analysis equipment and fiber optic telecommunications equipment products. Optoelectronics is a technology that extends the speed and capacity of conventional electronic solutions by addressing many of the constraints of the electron with the particle of light, the photon. Since its founding, Uniphase has shipped over one million lasers and has become a leading supplier of laser subsystems for OEMs in the biotechnology, industrial process control, semiconductor wafer inspection, and graphics and printing markets.

     The Company's strategy is to leverage its core competencies in laser technology to develop highly focused and differentiated applications where there is a convergence of market need and optoelectronic technology. The Company's knowledge of laser technology enabled it to introduce an optoelectronics application for the semiconductor capital equipment industry, the Ultrapointe laser imaging system ("Ultrapointe System"), in June 1993. The Ultrapointe System works in conjunction with automated inspection systems from vendors such as Tencor Instruments ("Tencor") and KLA Instruments ("KLA") to enable semiconductor manufacturers to more accurately identify and classify defects. This defect examination and analysis procedure enables semiconductor manufacturers to improve yields by identifying and containing process problems. In November 1995, Tencor became the exclusive OEM reseller of the Ultrapointe System. In May 1996, the Company introduced its Identifier software product, an optional feature that provides automated defect classification ("ADC") capability for Ultrapointe Systems. Working in conjunction with the Ultrapointe System, the Identifier software automates the defect classification process, thereby improving the precision and repeatability of defect classification.

     The Company extended its optoelectronic product offerings by acquiring Uniphase Telecommunications Products, Inc. ("UTP") in May 1995. UTP designs, develops, manufactures and markets high-speed external modulators and transmitters for fiber optic networks in the long-haul telecommunications and cable television ("CATV") industries. In May 1996, the Company acquired two affiliated companies, GCA Fibreoptics Ltd. ("GCA") and Fiberoptic Alignment Solutions, Inc. ("FAS") which the Company combined and now operates as a division of UTP under the name of UTP Fibreoptics. The acquisition of UTP Fibreoptics expands the Company's presence in the optoelectronic communications market. UTP Fibreoptics custom packages laser diodes, LEDs and photodetectors for OEMs for use in fiber optic networks for local telecommunications and data communications.

COMPANY STRATEGY

     The Company seeks to leverage its expertise in optoelectronics to develop highly focused and differentiated applications where there is a convergence of market need and optoelectronic technology. Uniphase seeks to integrate its strengths in photonics, electronics and software development to provide innovative and cost effective solutions to its customers. The key elements of Uniphase's business strategy are as follows:

     - Capitalize on Expertise in Laser Technology and Laser
       Manufacturing. Since its inception in 1979, Uniphase has sold over one million lasers to OEM customers and has become a leader in certain market segments. The Company is currently developing solid state lasers for its existing OEM customers and new applications. In this regard, Uniphase has commercially introduced a series of green wavelength solid state microlasers and a series of continuous wave and pulsed infrared solid state lasers. In addition, the Company is in the late stage of development of blue wavelength solid state microlasers. The Company believes that it is well positioned to continue development of and penetrate the market for solid state lasers, which the Company believes will be the primary commercial laser technology in the future.

     - Offer Applications Differentiated by Optoelectronic Technologies. The Company's expertise in laser technology has enabled it to successfully introduce and market applications products in the semiconductor capital equipment and telecommunications equipment markets. The Company's Ultrapointe Systems utilize high resolution laser imaging systems for the examination and analysis of wafer defects that are as small as 0.1 micron. The Company also develops and produces optical external modulators and associated transmitters for fiberoptic CATV transmission systems as well as modulators for long haul fiber optic digital transmission. In May 1996, the Company acquired UTP Fibreoptics as a continuance of its strategy to pursue selected opportunities where optoelectronic technology converges on specific market needs. Through UTP Fibreoptics, the Company will offer custom packaged laser diodes and photodetectors for the efficient transmission of voice, data and video across local fiber optic systems.

     - Provide Cost-Effective, Demand-Driven Solutions to its OEM
       Customers. The Company seeks, through close relationships, to understand its customers' needs at an early stage in the customers' product development cycles and to design its laser subsystems and telecommunications equipment products to meet these specific needs. The Company focuses on selling its subsystems to customers at the design-in phase of a product, creating the potential for recurring sales throughout a product's life. Following design-in of its products, the Company shifts its focus to obtaining manufacturing efficiencies, quality enhancements and cost reductions during the product life.

     - Maintain Industry and Customer Diversity. Uniphase sells its laser subsystems to numerous OEMs in the biotechnology, measurement systems, semiconductor equipment and graphics and printing system industries, which reduces the Company's vulnerability to a downturn in any specific industry or company. The Company has also increased the diversity of its industry and customer base by leveraging its expertise in laser technology to develop products for the semiconductor capital equipment and telecommunications equipment markets.

PRODUCTS AND MARKETS

     The Company offers optoelectronic products in three principal product families: laser subsystems, semiconductor capital equipment and fiber optic telecommunications equipment products. The Company's laser subsystems were the Company's initial product offering and these operations have enabled the Company to invest in the further development of its laser technology and to offer new applications products. In fiscal 1994, the Company first shipped its Ultrapointe System for defect examination and analysis of semiconductor wafers. In May 1995, the Company acquired UTP to provide high-speed external modulators and transmitters for the fiber optic networks in the long-haul telecommunications and CATV industries. In May 1996, the Company acquired UTP Fibreoptics, which custom packages laser diodes, LEDs and photodetectors for OEMs for use in fiber optic networks for local telecommunications and data communications. The following table sets forth the Company's net sales by product family in fiscal years 1996 and 1995.

                                                                        NET SALES
                                                                    FISCAL YEAR ENDED
                                                                        JUNE 30,
                                                                   -------------------
                            PRODUCT CATEGORY                        1996        1995
        ---------------------------------------------------------  -------     -------
                                                                     (IN THOUSANDS)
        Laser Subsystems.........................................  $36,565     $33,837
        Semiconductor Capital Equipment..........................   17,584       7,428
        Telecommunications Equipment(1)..........................   14,924       1,017
                                                                   -------     -------
                                                                   $69,073     $42,282
                                                                   =======     =======

- ---------------
(1) The Company first entered the telecommunications equipment market through the acquisition of UTP in a transaction accounted for as a purchase on May 15, 1995. As a result, telecommunications equipment net sales for fiscal 1995 reflect the inclusion of UTP operations from May 15, 1995 and UTP Fibreoptics operations from June 1, 1996.

LASER PRODUCTS

  Background

     Today, lasers are used in a variety of applications in the biotechnology, semiconductor, consumer electronics, graphic arts and industrial process control and measurement industries. For example, in the biotechnology field, lasers are incorporated in flow cytometers, which identify and analyze biological cells, in DNA sequencers, which measure and identify DNA patterns, and in certain surgical instruments. In the semiconductor field, lasers are used to perform automated test and measurement functions. In consumer electronics markets, lasers are an enabling technology in laser printers and compact disc players. In the industrial process control and measurement field, lasers are used for bar code scanning.

     The principal factors that distinguish different types of lasers and determine the particular laser suitable for a specific application are wavelength (color), cost, operating life and output power, which is measured in terms of watts ("W") or milliwatts ("mW"). Lasers are capable of emitting light from low frequency, long wavelength (greater than 700 nm) infrared light through the visible spectrum to high frequency, short wavelength (less than 400 nm) ultraviolet light. For example, the wavelength of the laser is of key importance in causing the fluorescence of dyes in biotechnology applications. In addition, laser light at shorter green and blue wavelengths is capable of being focused to smaller, more intense points of light, enabling higher resolution optoelectronic applications, such as semiconductor wafer inspection.

     Four types of lasers commonly available today are gas, liquid, semiconductor diode and solid state, each of which derives its classification from the lasing material it uses. Examples of gas lasers include argon lasers used for biotechnology applications and carbon dioxide lasers used for industrial welding applications. Liquid dye lasers are sold primarily in research markets. Semiconductor diode lasers are used in CD players and in telecommunications equipment.

     The Company believes that solid state lasers will ultimately address all of the applications currently served by gas lasers and that new applications for lasers, such as marking and micromachining, will be made possible by solid state technology. Solid state lasers use a solid material such as crystal, glass or certain fibers as their lasing medium and, in some cases, use a semiconductor diode laser as the energy source to stimulate their lasing medium. While infrared solid state lasers are commercially available, shorter wavelength green and blue solid state lasers have been commercialized on a very limited basis to date due to cost and performance issues. The Company believes that further development of green and blue solid state lasers may lead to significant market opportunities for these shorter wavelength laser subsystems. In order to provide its customers with the benefits of the smaller size and the improved efficiency of solid state lasers, the Company is developing microlaser products.

  Laser Subsystems Markets and Products

     Uniphase's principal laser subsystem products consist of air-cooled argon gas laser subsystems, which generally emit blue or green light, Helium Neon ("He-Ne") laser subsystems, which generally emit red or green light and solid state lasers, which generally emit infrared, blue or green light. These systems consist of a combination of a laser head containing the lasing medium, power supply, cabling and packaging, including heat dissipation elements. Uniphase's principal laser subsystem products and representative applications include:

        LASER TYPE             WAVELENGTH          POWER           PRICE RANGE(1)                   APPLICATIONS
- --------------------------    ------------    ----------------     ---------------     --------------------------------------
Gas:
              He-Ne                 633 nm             1-25 mW     $     50-$1,500     CAE Photoplotting
              Argon             458-515 nm              3-75mW     $ 2,500-$12,000     Capillary Electrophoresis
Solid State:                                                                           Color Separation
              Microlaser       473-1064 nm             5-50 mW     $  4,000-$9,000     Direct-to-Plate Printing
                                                                                       DNA Sequencing
                                                                                       Flow Cytometry
                                                                                       Particle Counting
                                                                                       Semiconductor Wafer Inspection
              Stablelight          1064 nm            Up to 4W     $15,000-$20,000     Spectrometry
              Daylight         349-1064 nm    Up to 1mJ pulsed     $30,000-$40,000     Micro Machining Marking

- ---------------
(1) Product prices vary depending on order volume, power output and other customer requirements and configurations.

     The overall market for gas lasers is mature and is expected to decline as technology transitions from conventional lasers, including gas and liquid, to solid state lasers, which the Company expects to be the primary laser technology in the future. In comparison to gas lasers, solid state lasers are smaller and use less power. Sales of the Company's argon gas lasers have increased in recent years primarily as a result of increased sales of such products for use in biotechnology and semiconductor applications. Use of He-Ne gas lasers has substantially declined as most customers are now using semiconductor diode lasers to satisfy bar code scanning applications.

     Uniphase introduced a series of green wavelength solid state microlasers in May 1994. The Company is in the late stage of development of blue wavelength solid state lasers and, in fiscal 1996, the Company has shipped such lasers to certain customers for evaluation purposes. These products consist of a power supply and an infrared diode laser coupled to a proprietary crystal structure contained in a temperature controlled housing. The Company believes that these products will ultimately address the principal markets currently served by Uniphase's argon laser products. The Company also believes that the reduced size and power requirements of these microlasers will permit new applications for these products, although no assurance can be given that these microlasers will achieve commercial acceptance for use in existing or any new applications.

     Uniphase introduced a series of continuous wave and pulsed infrared solid state laser systems at the Conference on Laser and Electro-Optics in May 1995. These products consist of a power supply and a number of high power diodes or diode arrays coupled to a proprietary crystal structure in a stable mechanical structure. The continuous wave product, Stablelight, produces up to 4W of infrared power and is principally used by customers in industrial process control and measurement applications. The Daylight product produces pulses up to 1 milli-Joule ("mJ") and is designed for customers with micro machining or marking requirements.

SEMICONDUCTOR CAPITAL EQUIPMENT PRODUCTS

  Background

     Technological advances and demands for increasing levels of performance have led the semiconductor industry to develop more complicated devices with increasingly smaller geometries. A current state-of-the-art microprocessor may have four million transistors per square centimeter, four or five "wiring" levels and require 400 process steps during its manufacture, providing ample opportunities for particle contamination to occur on the wafer and cause defects. As semiconductor feature sizes decrease, devices become increasingly susceptible to smaller defects during their manufacture. It has been estimated that 80% of the loss of manufacturing yield is caused by particle contamination that occurs on the wafer during the manufacturing process.

     One of the semiconductor industry's responses to the increasing vulnerability of semiconductor devices to smaller defects has been to employ defect detection and inspection that is closely linked to the manufacturing process. Semiconductor process engineers monitor their processes more closely, identifying defects and their origins in order to reduce their recurrence and maintain and improve process yields. Presently, automated inspection systems such as those manufactured by Tencor and KLA are used on-line to detect and locate defects as small as 0.1 micron. A single wafer may be inspected numerous times during its progression through manufacturing. These on-line detection systems use advanced image processing and innovative laser scanning technologies to achieve high sensitivity and speed.

     Detecting the presence of defects is only the first step in preventing their recurrence. After detection, the defects must be examined in order to identify their size, shape and the process step in which the defect occurred. This examination is called "defect classification." The resulting description of the defects is then added to a computer database. This database is used to monitor defect trends and to pinpoint the sources of defects and contaminating particles to specific process steps or pieces of equipment. Identification of the sources of defects in the lengthy and complex semiconductor manufacturing process has become essential for maintaining high yield production.

     While automated inspection systems have progressed to being able to detect submicron defects, the conventional optical microscopes that have traditionally been used for defect classification are not capable of examining such defects. With a state-of-the-art, conventional optical microscope, a 0.3 micron defect, which is nearly the entire minimum feature size of today's microprocessor, appears only as a dark speck. Further, certain types of defects that are embedded in or under films created during gas phase semiconductor manufacturing processes are not currently observable by such microscopes. Other very shallow defects, which are often only 0.1 micron high and which may occur during the chemical mechanical polishing ("CMP") process, are also not observable by conventional microscopes.

  The Ultrapointe System Solution

     The Company established its Ultrapointe subsidiary in fiscal 1992 and began shipping Ultrapointe Systems in fiscal 1994. The Ultrapointe System is a laser imaging system ("LIS") that is capable of examining microscopic defects with the ease and speed of conventional microscopes while also offering increased resolution and the ability to provide three-dimensional ("3-D") images. This system combines state-of-the-art high speed laser scanning technology, real-time confocal imaging and digital image reconstruction to allow for 3-D imaging of semiconductor defects as small as 0.1 micron. The Ultrapointe System works in conjunction with automated inspection systems from vendors such as Tencor and KLA to enable semiconductor manufacturers to more accurately identify and classify defects. This defect examination and analysis procedure enables semiconductor manufacturers to improve yields by identifying and containing process problems. Ultrapointe Systems operate in the manufacturing cleanroom, adjacent to automated inspection systems, and can in seconds produce detailed images of defects even when they are very small or embedded or buried in films. The Company believes that its Ultrapointe System is the only currently available, non-destructive wafer inspection tool with increased resolution and 3-D imaging capabilities that is capable of both examining certain sub-surface wafer defects and accurately analyzing the sources of defects.

     The Ultrapointe System utilizes an optical technique called scanning laser confocal microscopy. This technique uses, through high power microscopic optics, an argon laser as an intense light source to scan a wafer's surface numerous times. The return signal from the laser is processed by the system's computer workstation, which provides a complete topological image of the wafer's surface at the system's console and can display in a high resolution format defects as small as 0.1 micron. Typical magnifications afforded by Ultrapointe Systems approximate 35,000x, as compared with conventional white light microscopes upper magnification limits of approximately 6,000x. Through software developed by the Company, the system's workstation can also evaluate and classify defects, communicate with automated inspection systems and store images and other data.

     The Company currently offers two versions of its Ultrapointe System, the Ultrapointe LIS 500, which has a base list price of $275,000, and the Ultrapointe LIS 1010, which has a base list price of $368,000. These products differ primarily in the degree of software image manipulation available to the operator. The systems can also be tailored, through software, to interface with various automated inspection systems and local area networks. The Ultrapointe LIS 500 includes full wafer automation and handling and a Silicon Graphics workstation. The images available include a conventional, real time white light microscopy image, real time laser confocal "slices" and a multiple slice top view of the wafer surface and defect. The full resolving power of the laser images is available and surface, embedded and buried defects can be viewed. This product can be upgraded at any time with advanced two dimensional ("2-D") and 3-D imaging accessories. The Ultrapointe LIS 1010 incorporates all of the features of the Ultrapointe LIS 500 while using a more advanced version of the Silicon Graphics workstation.

     The Ultrapointe System currently requires a human operator to classify defects. In May 1996, the Company introduced its Identifier software product, an optional feature that provides automatic defect classification capability for Ultrapointe Systems. Working in conjunction with the Ultrapointe System, the Identifier software automates the defect classification process, thereby improving the precision and repeatability of defect classification. The ability to review defects using ADC software is becoming increasingly important to semiconductor manufacturers as it facilitates defect classification without direct operator evaluation at each defect site. This automation can improve reliability and consistency by eliminating operator-induced variations. In addition, such automation helps speed analysis of the vast amounts of defect data and classifications necessary for yield enhancement programs. The Company developed the Identifier software using technology licensed from ISOA, Inc. and in cooperation with the semiconductor industry consortium, SEMATECH. The Identifier has a base list price of $150,000.

     In November 1995, the Company entered into a three-year agreement with Tencor under which Tencor became the exclusive OEM reseller for the Company's Ultrapointe Systems and the Identifier, the Company's ADC software product. Under the Agreement, Tencor will distribute the Ultrapointe System under its own label worldwide and has the responsibility for installation and service of the systems it sells. The Company retains the right to distribute its products through its own channels. The Agreement includes a license providing Tencor with certain ADC technology and payments to the Company to accelerate ADC development.

TELECOMMUNICATIONS EQUIPMENT PRODUCTS

  UTP Background

     Fiber optic cable is gaining widespread acceptance in upgrades and new installations of CATV and telecommunications systems worldwide. The use of fiber optic cable results in vastly improved performance, flexibility, reliability and lower installation and operating costs when compared to traditional copper and coaxial cable. Moreover, technological innovation and market forces are creating increased demand for communication transmission systems with multiple delivery capability and higher performance and reliability features. Further, telecommunications interexchange carriers are being required to provide higher speed data transmission over longer lengths of installed optical fiber between electronic repeater stations. Due to the high cost of new fiber installations, interexchange carriers seek to utilize the installed fiber base to the greatest extent possible. In the CATV industry, consolidation has resulted in a smaller number of multiple system operators controlling larger networks. These operators, who compete with other technologies such as direct broadcast satellite television, are upgrading their systems and seek economical solutions that will increase their network flexibility and reliability.

     The flexibility and performance of fiber optic systems has been enhanced through the use of two types of signal encoding techniques: direct modulation and external modulation. In direct modulation, the light output from a diode laser is switched on and off to generate a signal, similar to the operation of a flashlight. This frequent switching, however, causes wavelength instability, which limits the distance of transmission before signal regeneration is required. Further, the diode lasers used in direct modulation have limited power and modulation rate, thereby constraining the performance of the signal transmission system. In external modulation, the light output of a continuously powered laser is switched in a separate crystal of lithium niobate. Light from the laser travels along waveguides patterned into lithium niobate crystals and electrical signals applied to electrodes alongside the waveguides encode the signal onto a light beam for transmission in the optical fiber. As compared to direct modulation, external modulation has the following advantages:

     - Longer Distances in Telecommunications. External modulators enable signal transmission over longer distances in telecommunications systems before signal regeneration is required. External modulation thereby reduces the required number of expensive repeaters or amplifiers, which are a significant cost in transmission systems.

     - Higher Capacity in Telecommunications. External modulation is being used by equipment suppliers that are developing transmission hardware incorporating wavelength division multiplexing ("WDM"). WDM is capable of increasing the capacity of a fiber route up to 16 times without upgrading to more expensive electronic multiplexing/demultiplexing equipment. WDM is compatible with the large installed base of fiber optic networks and can be used to increase significantly the data carrying capacity of such networks. External modulators also enable higher data rates (e.g. OC-192 or 10 Gbps) to be effectively transmitted over long distances.

     - Longer Distances and Higher Fidelity in CATV. External modulators operate at higher laser power and therefore allow signals to be transmitted over longer distances without detection and retransmission. In addition, external modulation provides inherently higher fidelity because of lower laser noise and low noise susceptibility to optical system reflections, such as those arising from existing fiber optic connections. External modulators are fully compatible with CATV distribution systems that utilize fiber optical amplifiers.

  UTP Products and Markets

     In May 1995, the Company purchased UTP, which designs, develops, manufactures and markets high-speed external modulators and transmitters for fiber optic networks in the CATV and telecommunications industries. The Company acquired UTP as part of its strategy to pursue selected opportunities where opto-electronic technology converges on specific market needs which have not been adequately addressed by conventional electronic solutions.

     The Company produces lithium niobate integrated optic circuits by using its proprietary Annealed Proton Exchange (APE(R)) fabrication process. The Company believes that this process produces modulators which have higher optical power handling, and inherently better fidelity as compared with competing external modulators. The Company also sells customized external modulators for a variety of customer applications.

     The Company's principal modulator products include:

                 TYPE                   WAVELENGTH                  APPLICATION
    -------------------------------  ----------------     -------------------------------
    CATV Modulators................  1300 nm, 1550 nm     CATV Super Trunk Transmitter
    2.5 Gbps Digital Modulators....  1300 nm, 1550 nm     OC-48 Telecommunications
    Microwave and Radio Frequency
      Modulators...................  1300 nm, 1550 nm     Antenna Links, Radar, Cellular

     UTP began to supply turn-key externally modulated CATV transmitters to CATV OEMs in September 1995. These transmitters incorporate a continuous-wave diode laser, a lithium niobate modulator and patented electronic linearity and control circuitry. The Company routinely customizes its transmitter to the specifications of the OEM customer. The Company also resells optical fiber amplifiers as part of providing complete optical transmission functionality to OEMs.

     The principal applications addressed by the Company's telecommunications equipment products are as follows.

     - Cable. The principal cable television applications addressed by the Company are externally modulated transmitters for trunk-line applications. These transmitters operate at the preferred optical wavelength of 1550 nm. They incorporate high power (>20 mw) diode lasers and the Company's modulators to provide high optical powers for the transmission of broadcast television signals over long distances. In addition, they are compatible with existing optical amplifier technology, which allows the transmission distance or the subscriber area to be increased. The Company's modulated transmitters are designed for use in broadband systems, are operational over bandwidths of up to 1 Ghz and are compatible with hybrid fiber coax ("HFC") systems being developed by certain telecommunications equipment providers for the transmission of voice, data and video.

     - Long-Haul Telecommunications. The principal long-haul telecommunications application addressed by the Company is a 2.5 Gbps transmission system for long distance telephone interexchange carriers. The Company's external modulators are used in these systems to significantly increase the space between repeaters in such systems. The Company's modulators allow the transmission of up to 32,000 phone conversations over a single fiber to switching sites across distances of up to 350 miles. In addition, the Company's external modulators are well suited for WDM applications at 2.5 Gbps. In such applications, multiple wavelength telecommunications signals are transmitted over the same fiber, thereby multiplying the capacity of the fiber cable system. Telecommunications customers are presently deploying systems with four and eight separate wavelengths in order to accommodate 10 Gbps and 20 Gbps, respectively, using UTP's OC-48 modulators. The Company is also developing a higher speed modulator to provide similar capability at 10 Gbps (OC-192 data rate).

     - Wireless Antenna Links. The rapid growth of wireless communication systems is producing many deployment situations where the antenna must be located a significant distance from the telephone base station. The Company's modulators are well suited for fiber optic transmitter systems to carry RF signals from the antenna in cellular systems to the base stations.

     - Specialty Products and Markets. In May 1996, UTP entered into an agreement with Sanders, a Lockheed Martin Company, to develop and produce fiber optic transmitters for the United States government to be installed on high performance aircraft. Additional applications for the Company's integrated optic modulators include fiber optic gyroscopes ("FOGs"), analog RF fiber optic systems and laboratory and research and development activities. The Company is a leading commercial supplier of multi-function integrated optic signal processing chips for FOGs. FOGs are intended for use in commercial aviation, military/aerospace and industrial applications. The Company also offers a variety of integrated optic modulators and switches for use at frequencies to 20 Ghz that are being used in a large variety of industrial, government and university research and development programs.

  UTP Fibreoptics Products and Markets

     In May 1996, the Company acquired UTP Fibreoptics, which custom packages laser diodes, LEDs and photodetectors for OEMs for use in fiber optic networks. UTP Fibreoptics uses its proprietary technologies of epoxy-based attachment and laser welding to attach fiber ("pigtailing") to these optoelectronic components in a variety of configurations to meet the specific needs of its OEM customers.

     The principal applications addressed by UTP Fibreoptics are as follows:

     - Data communications. The ever-increasing use of computer networks is fueling a growth in fiber data communications systems. Fiber offers advantages over copper-wire links that include longer distance transmission, higher data rates, ease of multiplexing, and immunity from electromagnetic interference. UTP Fibreoptics offers custom packaged optical sources and detectors for a variety of fiber-based data communications applications such as single-fiber Ethernet and Token Ring.

     - Local telecommunications. Low-cost diodes are used in the feeder and loop portions of the local telephone network to accommodate various data rates. The Company supplies custom packaged components to telecommunications equipment manufacturers. For example, UTP Fibreoptics supplies custom laser-diode submodules for use as optical sources and detectors in SONET OC-3 (155 Mbps) networks.

     - Specialty Markets. UTP Fibreoptics products are well suited for several specialty markets such as fiber optic test and measurement equipment, fiber optic sensors and military and aerospace data communications applications. For example, the Company pigtails red diode lasers for use in hand-held fiber optic fault locators.

SALES AND MARKETING

     Uniphase markets its laser subsystem products principally to OEMs through its own sales force in the United States, United Kingdom and Germany and through a worldwide network of representatives and distributors to service smaller domestic accounts, including those in the research and education markets. The Company's sales and marketing strategy for its laser subsystem products is to establish long term relationships with its OEM customers through early design-in phase of its laser subsystems into customers applications and through high levels of customer service and support. The following chart sets forth the Company's principal OEM customers for laser subsystems by application:

                             INDUSTRIAL PROCESS
                                CONTROL AND
                                MEASUREMENT         WAFER INSPECTION      GRAPHICS AND PRINTING
BIOTECHNOLOGY INSTRUMENTS       INSTRUMENTS              SYSTEMS                 SYSTEMS
- -------------------------  ----------------------  -------------------  --------------------------
Applied Biosystems         Allen-Bradley Co.       ADE Corporation      Crosfield Electronics Ltd.
Beckman Instruments        ASM Lithography, B.V.   Nikon Corporation    Gerber Systems Corporation
Coulter Corporation        Canon                   Tencor Instruments   Optronics, a division of
                                                                          Intergraph Corporation
Molecular Dynamics         ICL Plc                                      Purup Pre-Press A/S
Ortho Diagnostic Systems                                                Scitex Corporation Ltd

     One laser subsystems customer, the Applied Biosystems Division of Perkin-Elmer Corporation, accounted for approximately 12%, 12% and 12% of the Company's net sales for fiscal years 1996, 1995, and 1994, respectively. In addition, in fiscal 1996, Tencor accounted for 13% of the Company's sales through the purchase of both laser subsystems and Ultrapointe Systems. A reduction or delay in orders from this customer could adversely affect the Company's results of operations. In addition, another laser subsystem customer accounted for 10% of net sales in fiscal year 1994.

     Uniphase markets its Ultrapointe Systems through Tencor's worldwide distribution channels and a network of four independent sales representatives in the United States and Canada. In Japan, the Company has a distribution agreement with Tencor and Innotech Corporation for sales to Japan's semiconductor industry. In Europe and the Pacific Rim, the Company distributes its products through Tencor; however, the Company has the right to market its products through its own distribution channels.

     As of June 30, 1996, the Company had sold 75 Ultrapointe Systems in the United States, Japan and Korea. Customers for the Company's Ultrapointe System include:

        American Microsystems                       Micron Technology*
        Analog Devices                              Microunity
        Applied Materials                           Motorola*
        Digital Equipment Corporation*              Philips Semiconductors*
        Fujitsu, Ltd.*                              Samsung*
        IBM Corporation*                            SEMATECH
        Intel*                                      Sony Corporation
        LSI Logic Corporation*                      Toshiba*
        Lucent Technologies* (formerly
          AT&T)                                     VLSI Technology*
        L.G. Semicon                                VTC
        Matsushita Electric*                        Yamaha Corporation

- ---------------
* Indicates customers that have purchased multiple Ultrapointe Systems.

     UTP markets its telecommunications equipment products to OEMs through its own direct sales force and is in the process of establishing a sales office in Chalfont, Pennsylvania. In addition, UTP sells such products through distributors in Europe, Australia, Japan and Taiwan. Customers for the Company's telecommunications equipment products include Ericsson Raynet and Harmonic Lightwaves.

CUSTOMER SUPPORT AND SERVICE

     The Company believes that a high level of customer support is necessary to successfully develop and maintain long term relationships with its OEM customers in its laser subsystems and telecommunications equipment businesses. This close relationship begins at the design-in phase and is maintained as customer needs change and evolve. The Company provides direct service and support to its OEM customers through its offices in the United States. The Company's European laser subsystem customers are serviced through its sales and support offices in the United Kingdom and Germany. In Japan, the Company's laser subsystems distributor, Autex, assists in performing support and service functions. The Company provides support through both on-site customer service and telephone support from its various facilities that perform sales and service functions. The Company generally warrants all of its laser products for a period of one year from the date of shipment. Certain argon lasers carry warranties based on hours of use.

     A high level of customer support is also necessary when providing production instrumentation for the semiconductor industry. Tencor and all distributors of Ultrapointe Systems are responsible for sales, installation, warranty and postwarranty support. Ultrapointe Systems generally carry a one-year warranty from the date of installation or fifteen months from shipment, whichever occurs first. Service contracts are available for system support after the warranty period.

RESEARCH AND DEVELOPMENT

     During fiscal years 1996, 1995 and 1994, Uniphase spent $5.8 million, $3.7 million, and $3.1 million, respectively, on research and development. In fiscal 1996 and 1995 Uniphase incurred charges totaling $4.5 million and $4.5 million for acquired in-process research and development, most of which were incurred in connection with the acquisition of UTP in fiscal 1995 and UTP Fibreoptics in fiscal 1996. In fiscal 1996, the Company's laser research and development efforts focus primarily on the continued development of solid state lasers. These programs are supported by a $1.4 million award from the Advanced Technologies Program of the Department of Commerce which expires in December 1996. The Company also has development and licensing agreements with Stanford University and the University of St. Andrews, Scotland which give the Company the right to manufacture and sell certain next generation laser products being developed by these universities. If the Company manufactures such products, it will be required to pay the universities certain royalties based on sales of the products.

     The Company continues to devote substantial research and development resources to its Ultrapointe Systems product line. These efforts focus on the Company's Identifier software product and enhancement of laser images. In addition to the Identifier, the Company is also exploring a number of methods to improve the resolution of the scanning laser confocal microscopy technique used in the Ultrapointe System and, in particular, the Company is currently working with a leading semiconductor manufacturer to enable the Ultrapointe System to examine semiconductor masks.

     The Company is developing new and enhanced telecommunications equipment products and enhancing its manufacturing capability for telecommunications equipment products. For example, higher performance modulators and transmitters are under development, as are advanced multi-gigabit modulators. In manufacturing, the Company is developing improved CAD design tools and advanced modulator packages. The Company also participates in two national consortia: the Analog Optoelectronics Module Consortium, which seeks to develop new and cost-effective RF and microwave transmitters and receivers, and the National Transparent Optical Network Consortium, which is involved in advanced high capacity WDM fiber optic communications components and networks.

MANUFACTURING

     The Company manufactures its argon laser subsystems and related power supplies at its San Jose, California facility and its He-Ne lasers at its Manteca, California facility. The Company assembles and tests its Ultrapointe Systems and manufactures initial systems of its microlasers at its San Jose, California facility. The Company's modulator products are manufactured at its facility in Bloomfield, Connecticut (where it is expanding a clean room) and its transmitters are manufactured at its facility in Chalfont, Pennsylvania. UTP Fibreoptics products are manufactured at the Company's facilities in Witney, United Kingdom and Batavia, Illinois. The Company manufactures its Stablelight and Daylight solid state laser subsystems products at its I.E. Optomech Ltd. subsidiary located in the United Kingdom. The Company has purchasing, materials management, assembly, final testing and quality assurance functions at each location for the products that are manufactured at that facility.

     The manufacture of the Company's laser subsystems, Ultrapointe Systems and telecommunications equipment products is a highly complex and precise process, requiring production in a highly controlled environment. The Company maintains a newly expanded 2,000 square foot class 100 clean room in which all Ultrapointe System assembly takes place. Systems are tested and then packaged for direct shipment into a customer's clean room. Changes in the Company's or its suppliers' manufacturing processes or the inadvertent use of defective or contaminated materials by the Company or its suppliers could adversely affect the Company's ability to achieve acceptable manufacturing yields and product reliability. To the extent the Company does not achieve such yields or product reliability, its operating results and customer relationships would be adversely affected.

     The raw materials and sub-components which the Company requires for the manufacture of its products are generally available from several sources. The Company purchases some raw materials and components from single sources, but has no reason to believe it could not purchase such materials and components from alternative sources of supply on comparable terms. The Company obtains all the robotics, workstations, and many optical components used in its Ultrapointe Systems from Equipe Technologies, Silicon Graphics, Inc., and Olympus Corporation, respectively. The Company currently utilizes a sole source for the crystal semiconductor chip sets incorporated in its solid state microlaser products and acquires its pump diodes for use in its solid state laser products from SDL Inc., Opto Power Corporation and GEC. Certain of these companies also manufacture products that compete with those of the Company. The Company obtains lithium niobate wafers and specialized fiber components used in its telecommunications products from primarily Crystal Technology, Inc. and Fujikura Ltd., respectively. From time to time, the Company has experienced delays in obtaining raw materials and components. However, to date such delays have not materially affected its operations. The Company does not have long-term volume purchase agreements with any of these suppliers, and no assurance can be given that these components will be available in the quantities required by the Company, if at all.

COMPETITION

     The industries in which the Company sells its products are highly competitive. Uniphase's overall competitive position depends upon a number of factors, including the price and performance of its products, the level of customer service and quality of its manufacturing processes, the compatibility of its products with existing laser systems and Uniphase's ability to participate in the growth of emerging technologies, such as solid state lasers. In the argon laser market, Uniphase primarily competes with American Laser, Coherent, Ion Laser Technology, NEC, Omnichrome, Spectra-Physics, Toshiba and Carl Zeiss. In the He-Ne laser market, Uniphase considers Melles-Griot, NEC and Carl Zeiss to be its primary competitors. In the solid state laser markets, Uniphase's competitors include Coherent, Hitachi, IBM, Lightwave, Opto Power Corporation, Philips, SDL, Inc., Siemens and Sony.

     Significant competitive factors in the market for Ultrapointe Systems include specific system performance, cost of ownership, support and infrastructure and the ability to interface to existing automated inspection systems and local area networks. Ultrapointe Systems compete with the following three types of devices: scanning electron microscopes, conventional white light microscopes and laser confocal microscopes. The Company believes that its principal competitors include Amray, Hitachi, JEOL, Kinetek, Kensington, Lasertech, Leica, Nidek, Nikon, Stahl Research and Carl Zeiss.

     Competitive factors in the market for the Company's telecommunications equipment products include price, product performance and reliability, the capability to provide strong customer support and service, customer relationships and the breadth of product line. In this market, the Company faces competition from companies that have substantially greater financial, engineering, research, development, manufacturing, marketing, service and support resources, greater name recognition than the Company and long-standing customer relationships. With respect to modulator products for CATV and telecommunications equipment suppliers, the Company's competitors include Lucent Technologies (formerly AT&T Micro Electronics), Crystal Technology, Inc., Fujitsu, Integrated Optical Components, Ltd., and Sumitomo Cement Opto Electronics Group. With respect to CATV 1550 nm transmitters for supply to OEMs, the Company's competitors include AEL, Harmonic Lightwaves, Kablerhydt, Ortel, Synchronous Communications and PAi. Other CATV equipment suppliers may also enter this market. With respect to laser diode products for data communications and local telecommunications equipment suppliers, the Company's competitors include Oz Optics, and SDL-Optics as well as larger optoelectronic suppliers such as AMP and Hewlett-Packard. Potential new technologies may also emerge to compete with the Company's products, such as electro-absorption modulators that are being introduced for long-haul telecommunications.

PATENTS AND PROPRIETARY RIGHTS

     The Company holds 30 United States patents and certain corresponding foreign patents on the technologies related to its products and processes. The United States patents expire on dates ranging from 1999 to 2014. The Company has applied for additional patents related to its solid state laser products, its Ultrapointe Systems (three of which were recently issued) and its telecommunications products. The Company has also acquired several patent licenses involving areas such as end-pumped solid state lasers, diode-pumped blue light lasers and waveguides.

     The laser, semiconductor equipment, CATV and telecommunications industries in which the Company sells its products are characterized by frequent litigation regarding patent and other intellectual property rights. Numerous patents in these industries are held by others, including academic institutions and competitors of the Company. Such patents could inhibit the Company's ability to develop new products for such markets. From time to time, the Company has received notices claiming that it has infringed third-party patents or other intellectual property rights. While in the past licenses generally have been available to the Company where third-party technology was necessary or useful for the development or production of the Company's products, there can be no assurance that licenses to third-party technology will be available on commercially reasonable terms, if at all. Generally, a license, if granted, would include payments by the Company of up-front fees, ongoing royalties or a combination thereof. There can be no assurance that such royalty or other terms would not have a significant adverse impact on the Company's operating results. The Company is a licensee of a number of third party technologies and intellectual property rights and is required to pay royalties to these third party licensors on certain of its products, including its Ultrapointe Systems and its solid state lasers. In fiscal 1996 and 1995, the Company expensed $1.3 million and $1.2 million, respectively, in license and royalty fees primarily in connection with its gas laser subsystems. In addition, there can be no assurance that third parties will not assert claims against the Company with respect to its existing products or with respect to future products under development by the Company. In the event of litigation to determine the validity of any third-party claims, such litigation could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation is determined in favor of the Company. In the event of an adverse result in any such litigation, the Company could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology which is the subject of the litigation. There can be no assurance that the Company would be successful in such development or that any such licenses would be available to the Company. In the absence of such a license, the Company could be enjoined from future sales of the infringing product or products. In fiscal years 1992 and 1993, the Company incurred substantial legal expenses in connection with a patent infringement action relating to the Company's current gas laser subsystems brought by Spectra-Physics Lasers, Inc. ("Spectra-Physics"). While the Spectra-Physics case has since been settled, no assurance can be given that, in the future, the Company will be able to avoid similar actions by competitors or others or not be forced to initiate its own actions to protect its proprietary position.

BACKLOG

     Backlog consists of written purchase orders for products for which the Company has assigned shipment dates within the following 12 months. As of June 30, 1996 the Company's backlog was approximately $20.7 million, as compared with a backlog of approximately $10.1 million at June 30, 1995. Orders in backlog are firm, but are subject to cancellation or rescheduling by the customer. Because of possible changes in product delivery schedules and cancellation of product orders and because the Company's sales will often reflect orders shipped in the same quarter that they are received, the Company's backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. Certain of the Company's laser subsystems customers are adopting "just in time" techniques with respect to ordering the Company's products, which will cause the Company to have shorter lead times for providing products. Such shorter lead times are likely to result in lower backlog.

EMPLOYEES

     At June 30, 1996, the Company had a total of 409 full-time employees, including 62 in research, development and engineering, 41 in sales, marketing and service, 256 in manufacturing, and 50 in general management, administration and finance. The Company intends to hire additional personnel during the next 12 months in each of these areas. The Company's future success will depend in part on its ability to attract, train, retain and motivate highly qualified employees, who are in great demand. There can be no assurance that the Company will be successful in attracting and retaining such personnel. The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage, slowdown or strike. The Company considers its employee relations to be good.

                                  RISK FACTORS

     The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including but not limited to statements regarding the Company's expectations, hopes, beliefs, intentions or strategies regarding the future. Actual results could differ materially from those projected in any forward-looking statements as a result of a number of factors, including those detailed in this "Risk Factors" portion as well as those set forth elsewhere in this Report on Form 10-K. The forward-looking statements are made as of the date hereof and the Company assumes no obligation to update the forward-looking statements, or to update the reasons why actual results could differ materially from those projected in the forward-looking statements.

RISKS ASSOCIATED WITH THE TELECOMMUNICATIONS EQUIPMENT MARKET

     The Company entered the telecommunications equipment market by acquiring UTP in May 1995. UTP designs, develops, manufactures and markets high-speed external modulators and transmitters for fiber optic networks in the long-haul telecommunications and CATV industries. The CATV and telecommunications industries are characterized by rapidly evolving technology, intense competition, fluctuations in capital spending and uncertainty surrounding the level of governmental regulation. To compete successfully, the Company must design, develop, manufacture and sell new products that provide increasingly higher levels of performance and reliability. As new markets develop, the Company must successfully develop new products for these markets to remain competitive. There can be no assurance that the Company will successfully develop new products, or that new products developed by the Company will achieve market acceptance or not be rendered obsolete or uncompetitive by products of other companies. Significant competitive factors include product performance and reliability, product price, the capability to provide strong customer support and service, customer relationships and breadth of product line. There can be no assurance that the Company will be able to compete successfully in the future with respect to these or any other competitive factors or that competition in these markets will not have a material adverse effect on the Company's business and operating results. In May 1996, the Company acquired UTP Fibreoptics. UTP Fibreoptics custom packages laser diodes, LEDs and photodetectors for OEMS for use in fiber optic networks for local telecommunications and data communications. Prior to acquiring UTP Fibreoptics, the Company had not been engaged in local telecommunications and data communications applications and has no experience in developing, manufacturing, selling or supporting products for these applications. No assurance can be made that the Company can successfully provide these applications for the local telecommunications or data communications markets or that it can successfully assimilate UTP Fibreoptics into the Company's other business operations.

     UTP's and UTP Fibreoptics's products are designed to operate in CATV and other communications networks that use fiber optic cable to transmit signals. Thus, demand for the Company's products depends to a significant extent upon the magnitude and timing of capital spending by CATV and telecommunications operators for constructing, rebuilding or upgrading fiber optic systems which in turn directly affects purchases by CATV and telecommunications equipment suppliers. Furthermore, sales of the Company's CATV products are highly dependent on the rate at which CATV OEMs and in turn, their customers, the multiple systems operators ("MSOs"), move to adopt externally modulated products operating at 1550 nanometers ("nm") for their trunk lines. Although the Company believes that this technology offers certain advantages, there is no assurance that OEMs and MSOs will continue to migrate to this solution. In addition, the uncertainty regarding the level of governmental regulation and regulatory reform affects capital expenditures in the CATV and telecommunications industries. There can be no assurance that the Company's business and operating results will not be materially and adversely affected by these factors.

CYCLICALITY OF SEMICONDUCTOR INDUSTRY

     The Company's Ultrapointe Systems and a portion of its laser subsystems businesses depend upon capital expenditures by manufacturers of semiconductor devices, including manufacturers that are opening new or expanding existing fabrication facilities, which, in turn, depend upon the current and anticipated market demand for semiconductor devices and the products utilizing such devices. The semiconductor industry is highly cyclical, and historically has experienced periods of oversupply, resulting in significantly reduced demand for capital equipment. The semiconductor industry is currently experiencing a downturn which has led many semiconductor manufacturers to delay or cancel capital expenditures. Certain of the Company's customers have delayed or canceled purchase of the Company's Ultrapointe Systems. There can be no assurance that the Company's operating results will not be materially and adversely affected by these factors. Furthermore, there can be no assurance that the semiconductor industry will not experience further downturns or slowdowns in the future, which may materially and adversely affect the Company's business and operating results.

DECLINING MARKET FOR GAS LASERS; DEVELOPMENT AND OTHER RISKS RELATING TO SOLID STATE LASER TECHNOLOGIES

     To date, a substantial portion of the Company's revenue has been derived from sales of gas laser subsystems. The market for gas lasers is mature and is expected to decline as customers transition from conventional lasers, including gas, to solid state lasers, which are currently expected to be the primary commercial laser technology in the future. In response to this transition, the Company has devoted substantial resources to developing solid state laser products and has introduced its initial solid state products. To date, sales of the Company's solid state laser products have been limited and primarily for customer evaluation purposes. Solid state laser products are still evolving, and there can be no assurance that the Company's solid state laser products will be successfully designed into customers' products or achieve commercial sales volumes. The Company believes that a number of companies are further advanced than the Company in their development efforts for solid state lasers and are competing with evaluation units for many of the same design-in opportunities than the Company is pursuing. It is anticipated that the average selling price of solid state lasers may be significantly less in certain applications than the gas laser products the Company is currently selling in these markets. If the Company is unable to successfully make this transition from gas to solid state lasers, its business, operating results and financial condition will be materially and adversely affected. The Company further believes it will be necessary to continue to reduce the cost of manufacturing and to broaden the wavelengths provided by its laser products. There can be no assurance that the Company will successfully develop new solid state laser products, or that any solid state laser products will achieve market acceptance or not be rendered obsolete or uncompetitive by products of other companies

MANAGEMENT OF GROWTH; UTP FIBREOPTICS ACQUISITION

     The Company has experienced recent growth through both increased levels of operations in its existing businesses and the acquisition of UTP in May 1995. The Company is devoting significant resources to develop new solid state lasers for OEM customers, to improve products and increase market penetration of its Ultrapointe Systems and to increase its penetration of the CATV and telecommunications industries. In addition, the Company is now increasing its marketing, customer support and administrative functions in order to support an increased level of operations primarily from sales of its telecommunications equipment products. No assurance can be given that the Company will be successful in creating this infrastructure or that any increase in the level of such operations will justify the increased expense levels associated with these businesses.

     In May 1996, the Company acquired UTP Fibreoptics. The total purchase price of $9.1 million included aggregate consideration of $8.6 million, payable through a combination of cash and notes, and estimated direct transaction costs of $500,000. As a result of acquiring UTP Fibreoptics, the Company has entered the local telecommunications and data communications market in which it had no previous experience, and has expanded its employee base by approximately 45 persons. The success of the UTP Fibreoptics acquisition will be dependent on the Company's ability to integrate UTP Fibreoptics into its existing operations as a division of UTP. UTP's ability to manage UTP Fibreoptics will be complicated by the geographical distance between UTP's facilities in Bloomfield, Connecticut and Chalfont, Pennsylvania and UTP Fibreoptics's locations in the United Kingdom and in Batavia, Illinois. There can be no assurance that the operations of UTP Fibreoptics can be successfully integrated into UTP or that such integration will not strain the Company's available management, manufacturing, financial and other resources.

     The Company also made capital expenditures to acquire certain properties in San Jose, California totaling 109,000 square feet, which included land, buildings and improvements for an aggregate purchase price of approximately $11.0 million and continues to invest in property, plant and equipment needed for its business requirements, including adding to manufacturing capacity throughout the Company. Any failure to utilize these areas in an efficient manner could have a material adverse effect on the Company.

     The Company currently has no commitments with respect to any future acquisitions. The Company, however, frequently evaluates the strategic opportunities available to it and may in the future pursue acquisitions of additional complementary products, technologies or businesses. Such acquisitions by the Company may result in the diversion of management's attention from the day-to-day operations of the Company's business and may include numerous other risks, including difficulties in the integration of the operations and products, integration and retention of personnel of the acquired companies and certain financial risks. Further acquisitions by the Company may result in dilutive issuances of equity securities, the incurrence of additional debt, reduction of existing cash balances, amortization expenses related to goodwill and other intangible assets and other charges to operations that may materially adversely affect the Company's business, financial condition or operating results.

VARIABILITY AND UNCERTAINTY OF QUARTERLY OPERATING RESULTS

     The Company has experienced and expects to continue to experience significant fluctuations in its quarterly results. The Company believes that fluctuations in quarterly results may cause the market price of its Common Stock to fluctuate, perhaps substantially. Factors which have had an influence on and may continue to influence the Company's operating results in a particular quarter include the timing of the receipt of orders from major customers, product mix, competitive pricing pressures, the relative proportions of domestic and international sales, costs associated with the acquisition or disposition of businesses, products or technologies, the Company's ability to design, manufacture, and ship products on a cost effective and timely basis, the delay between incurrence of expenses to further develop marketing and service capabilities and realization of benefits from such improved capabilities, the announcement and introduction of cost effective new products by the Company and by its competitors, and expenses associated with any intellectual property litigation. In addition, the Company's sales will often reflect orders shipped in the same quarter that they are received. Moreover, customers may cancel or reschedule shipments, and production difficulties could delay shipments. The timing of sales of the Company's Ultrapointe Systems may result in substantial fluctuations in quarterly operating results due to the substantially higher per unit price of these products relative to the Company's other products. In addition, the Company sells its telecommunications equipment products to OEMs who typically order in large quantities and therefore the timing of such sales may significantly affect the Company's quarterly results. The timing of such OEM sales can be affected by factors beyond the Company's control, including demand for the OEM's products and manufacturing issues experienced by OEMs. In this regard, the Company recently experienced a temporary rescheduling of orders by one OEM telecommunications customer. As a result of the above factors, the Company's results of operations are subject to significant variability from quarter to quarter.

     The Company's operating results in a particular quarter may also be affected by the acquisition or disposition of other businesses, products or technologies by the Company. For example, in the fourth quarter of fiscal 1995, the Company incurred charges totaling $5.4 million, primarily for acquired inprocess research and development in connection with the Company's acquisition of UTP, and to a lesser extent from the loss on the sale of the Company's diode laser product line. Such charges reduced net income per share for the fourth quarter of fiscal 1995 by $0.34 and for fiscal 1995 by $0.33. During the quarter ended June 30, 1996, the Company incurred a charge of approximately $3.0 million in connection with the cancellation of certain UTP options and granting of replacement options to purchase Uniphase Common Stock to UTP employees in order to operate UTP Fibreoptics as a division of UTP. The Company also incurred a charge of $4.5 million for acquired in-process research and development in connection with the acquisition of UTP Fibreoptics in the quarter ended June 30, 1996. There can be no assurance that other acquisitions or dispositions of businesses, products or technologies by the Company in the future will not result in substantial charges or other expenses that may cause fluctuations in the Company's quarterly operating results.

INTENSE INDUSTRY COMPETITION

     The laser, semiconductor capital equipment, CATV and telecommunications industries in which the Company sells its products are highly competitive. In each of the markets it serves, the Company faces intense competition from established competitors, many of which have substantially greater financial, engineering, research and development, manufacturing, marketing, service and support resources. The Company is a recent entrant into the semiconductor capital equipment, the CATV and telecommunications marketplaces and competes with many companies in those markets that have substantially greater resources, including greater name recognition, a larger installed base of products and longer standing customer relationships. In order to remain competitive, the Company must maintain a high level of investment in research and development, marketing, and customer service and support. There can be no assurance that the Company will be able to compete successfully in the laser, semiconductor capital equipment, CATV or telecommunications industries in the future, that the Company will have sufficient resources to continue to make such investments, that the Company will be able to make the technological advances necessary to maintain its competitive position or that its products will receive market acceptance. The semiconductor capital equipment market is frequently affected by new product introductions and new technologies that make existing production and inspection equipment obsolete. There can be no assurance that others will not introduce products which compete with the Ultrapointe System or which render the Ultrapointe System obsolete or uncompetitive based on existing or new technologies. In addition, there can be no assurance that technological changes or development efforts by the Company's competitors will not render the Company's products or technologies obsolete or uncompetitive.

DEPENDENCE ON KEY OEM RELATIONSHIPS

     In November 1995, the Company entered into an exclusive OEM resale agreement with Tencor pursuant to which Tencor will distribute Ultrapointe Systems through its worldwide distribution channels. As a result of such agreement, the Company currently expects that Tencor will account for a majority of Ultrapointe's net sales for the foreseeable future. In addition, one laser subsystems customer, the Applied Biosystems Division of Perkin-Elmer Corporation, accounted for approximately 12%, 12% and 12% of the Company's net sales for fiscal years 1996, 1995, and 1994, respectively. The loss of orders from these or other OEM relationships could have a materially adverse effect on the Company's business and operating results.

ATTRACT AND RETAIN KEY PERSONNEL

     The future success of the Company is dependent, in part, on its ability to attract and retain certain key personnel. In particular, the Company's research and development efforts are dependent on the Company being able to hire and retain engineering staff with the requisite qualifications. Competition in recruiting highly skilled engineering personnel is extremely intense, and the Company is currently experiencing substantial difficulty in identifying and hiring certain qualified engineering personnel in many areas of its business. No assurance can be given that the Company will be able to successfully hire such personnel at the compensation levels that are consistent with the Company's existing compensation and salary structure. The Company's future success will also depend to a large extent on the continued contributions of its executive officers and other key management and technical personnel, none of whom has an employment agreement with the Company and each of whom would be difficult to replace. The Company maintains a key person life insurance policy on its Chief Executive Officer, but it does not maintain such insurance on any other persons. The loss of the services of one or more of the Company's executive officers or key personnel or the inability to continue to attract qualified personnel could delay product development cycles or otherwise have a material adverse effect on the Company's business and operating results.

CONFLICTING PATENTS AND INTELLECTUAL PROPERTY RIGHTS OF THIRD PARTIES; POTENTIAL INFRINGEMENT CLAIMS

     The laser, semiconductor capital equipment, CATV and telecommunications industries in which the Company sells its products are characterized by frequent litigation regarding patent and other intellectual property rights. Numerous patents in these industries are held by others, including academic institutions and competitors of the Company. Such patents could inhibit the Company's ability to develop new products for such markets. From time to time, the Company has received notices claiming that it has infringed third-party patents or other intellectual property rights. While in the past licenses generally have been available to the Company were third-party technology was necessary or useful for the development or production of the Company's products, there can be no assurance that licenses to third-party technology will be available on commercially reasonable terms, if at all. Generally, a license, if granted, would include payments by the Company of up-front fees, ongoing royalties or a combination thereof. There can be no assurance that such royalty or other terms would not have a significant adverse impact on the Company's operating results. The Company is a licensee of a number of third party technologies and intellectual property rights and is required to pay royalties to these third party licensors on certain of its products. During fiscal 1996 and 1995, the Company expensed approximately $1.3 million and $1.2 million, respectively, in license and royalty fees primarily in connection with its gas laser subsystems. In addition, there can be no assurance that third parties will not assert claims against the Company with respect to the Company's existing products or with respect to future products under development by the Company. In the event of litigation to determine the validity of any third-party claims, such litigation could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation is determined in favor of the Company. In the event of an adverse result in any such litigation, the Company could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology which is the subject of litigation. There can be no assurance that the Company would be successful in such development or that any such licenses would be available to the Company. In the absence of such a license, the Company could be enjoined from future sales of the infringing product or products. In fiscal years 1992 and 1993, the Company incurred substantial legal expenses in connection with a patent infringement action relating to the Company's current gas laser subsystems brought by Spectra-Physics Lasers, Inc. ("Spectra-Physics"). While the Spectra-Physics case has since been settled, no assurance can be given that, in the future, the Company will be able to avoid similar actions by competitors or others or that the Company will not be forced to initiate its own actions to protect its proprietary position

LIMITED PROTECTION OF INTELLECTUAL PROPERTY

     The Company's future success depends in part upon its intellectual property, including trade secrets, know-how and continuing technological innovation. There can be no assurance that the steps taken by the Company to protect its intellectual property will be adequate to prevent misappropriation or that others will not develop competitive technologies or products. The Company currently holds 30 U.S. patents on products or processes and certain corresponding foreign patents and has applications for certain patents currently pending. While three patents have been issued with respect to the Company's Ultrapointe Systems, no assurance can be given that competitors will not successfully challenge the validity of these patents or design products that avoid infringement of the Company's proprietary rights with respect to its Ultrapointe Systems. There can be no assurance that other companies are not investigating or developing other technologies that are similar to the Company's, that any patents will issue from any application pending or filed by the Company or that, if patents do issue, the claims allowed will be sufficiently broad to deter or prohibit others from marketing similar products. In addition, there can be no assurance that any patents issued to the Company will not be challenged, invalidated or circumvented, or that the rights thereunder will provide a competitive advantage to the Company. Further, the laws of certain territories in which the Company's products are or may be developed, manufactured or sold, including Asia, Europe or Latin America, may not protect the Company's' products and intellectual property rights to the same extent as the laws of the United States.

DEPENDENCE ON SOLE AND LIMITED SOURCE SUPPLIERS

     Various components included in the manufacture of the Company's products are currently obtained from single or limited source suppliers. A disruption or loss of supplies from these companies or an increase in price of these components would have a material adverse effect on the Company's results of operations, product quality and customer relationships. For example, the Company obtains all the robotics, workstations and many optical components used in its Ultrapointe Systems from Equipe Technologies, Silicon Graphics, Inc., and Olympus Corporation, respectively. The Company currently utilizes a sole source for the crystal semiconductor chip sets incorporated in the Company's solid state microlaser products and acquires its pump diodes for use in its solid state laser products from SDL, Inc., Opto Power Corporation and GEC. The Company also obtains lithium niobate wafers and specialized fiber components used in its UTP products primarily from Crystal Technology, Inc. and Fujikura, Ltd., respectively. The Company does not have long-term or volume purchase agreements with any of these suppliers, and no assurance can be given that these components will be available in the quantities required by the Company, if at all. Further, UTP depends on relatively specialized components and it cannot be assured that its respective suppliers will be able to continue to meet UTP's requirements

DIFFICULTIES IN MANUFACTURE OF THE COMPANY'S PRODUCTS

     The manufacture of the Company's products involves highly complex and precise processes, requiring production in highly controlled and clean environments. Changes in the Company's or its suppliers' manufacturing process or the inadvertent use of defective or contaminated materials by the Company or its suppliers could adversely affect the Company's ability to achieve acceptable manufacturing yields and product reliability. In addition, UTP has previously experienced certain manufacturing yield problems that have materially and adversely affected both UTP's ability to deliver products in a timely manner to its customers and its operating results. The Company recently began manufacturing UTP products at its newly constructed clean room at UTP's Bloomfield, Connecticut facility and in May 1996 vacated the clean room space leased from UTP's former parent corporation. No assurance can be given that the Company will be successful in manufacturing UTP products in the future at performance or cost levels necessary to meet its customer needs, if at all. In addition, UTP established a new transmitter production facility in Chalfont, Pennsylvania in March 1996 and consolidated the transmitter production line previously located in Bloomfield, Connecticut into this facility in April 1996. The Company has no assurance that this facility will be able to deliver the planned production qualities of transmitters to customers specifications at the cost and yield levels required. To the extent the Company or UTP does not achieve and maintain yields or product reliability, the Company's operating results and customer relationships will be adversely affected.

FUTURE CAPITAL REQUIREMENTS

     The Company is devoting substantial resources to the development of new products for the solid state laser, semiconductor capital equipment, CATV and telecommunications markets. Although the Company believes existing cash balances, cash flow from operations and available lines of credit, will be sufficient to meet its capital requirements at least through the end of calendar year 1997, the Company may be required to seek additional equity or debt financing to compete effectively in these markets. The timing and amount of such capital requirements cannot be precisely determined at this time and will depend on several factors, including the Company's acquisitions and the demand for the Company's products and products under development. There can be no assurance that such additional financing will be available when needed, or, if available, will be on terms satisfactory to the Company.

VOLATILITY OF COMMON STOCK PRICE

     The market price of the Company's Common Stock has recently been and is likely to continue to be highly volatile and significantly affected by factors such as fluctuations in the Company's operating results, announcements of technological innovations or new products by the Company or its competitors, governmental regulatory action, developments with respect to patents or proprietary rights, general market conditions and other factors. Further, the Company's net sales or operating results in future quarters may be below the expectations of public market securities analysts and investors. In such event, the price of the Company's Common Stock would likely decline, perhaps substantially. In addition, the stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies.

RISKS ASSOCIATED WITH INTERNATIONAL SALES

     International sales accounted for approximately 24.3%, 30.3% and 28.2% of the Company's net sales in fiscal years 1996, 1995 and 1994, respectively, and the Company expects that international sales will continue to account for a significant portion of the Company's net sales. The Company may continue to expand its operations outside of the United States and to enter additional international markets, both of which will require significant management attention and financial resources. International sales are subject to inherent risks, including unexpected changes in regulatory requirements, tariffs, and other trade barriers, political and economic instability in foreign markets, difficulties in staffing and management and integration of foreign operations, longer payment cycles, greater difficulty in accounts receivable collection, currency fluctuations and potentially adverse tax consequences. Since substantially all of the Company's foreign sales are denominated in US dollars, the Company's products may also become less price competitive in countries in which local currencies decline in value relative to the US dollar. The Company's business and operating results may also be materially and adversely affected by lower sales levels which typically occur during the summer months in Europe and certain other overseas markets. Furthermore, the sales of many of the Company's OEM customers are dependent on international sales and, consequently, this further exposes the Company to the risks associated with such international sales.

ISSUANCE OF PREFERRED STOCK; POTENTIAL ANTI-TAKEOVER EFFECTS OF DELAWARE LAW

     The Board of Directors has the authority to issue up to 1,000,000 shares of undesignated Preferred Stock and to determine the powers, preferences and rights and the qualifications, limitations or restrictions granted to or imposed upon any wholly unissued shares of undesignated Preferred Stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by the Company's stockholders. The Preferred Stock could be issued with voting, liquidation, dividend and other rights superior to those of the holders of Common Stock. The issuance of Preferred Stock under certain circumstances could have the effect of delaying, deferring or preventing a change in control of the Company.

     The Company is subject to the provisions of Section 203 of the Delaware General Corporation Law prohibiting publicly-held Delaware corporations from engaging in business combinations with certain stockholders for a specified period of time without the approval of substantially all of its outstanding voting stock. Such provisions could delay or impede the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving the Company, even if such events could be beneficial, in the short term, to the interests of the stockholders. In addition, such provisions could limit the price that certain investors might be willing to pay in the future for shares of the Company' Common Stock. The Company's Certificate of Incorporation and Bylaws contain provisions related to the limitations of liability and indemnification of its directors and officers, dividing its Board of Directors into three classes of directors serving three-year terms and providing that its stockholders can take action only a duly called annual or special meeting of stockholders. These provisions also may have the effect of deterring hostile takeovers or delaying changes in control or management of the Company.

ITEM 2. PROPERTIES

     On February 8, 1996, the Company acquired two properties in San Jose, California, totaling 109,000 square feet, which included land, buildings and improvements, for an aggregate purchase price of approximately $11.0 million. One of the properties is the Company's current principal facility previously occupied under an operating lease which would have expired in August 1998. The Company has expanded certain of its operations into the additional building. The Company's principal sales, marketing, technical support, administration, and research and development operations as well as manufacturing operations for the argon laser and Ultrapointe products occupy these facilities. The Company is currently leasing unused space to a tenant.

     The Company's manufacturing facilities for its He-Ne laser products occupy a 20,000 square foot building in Manteca, California. The building is leased through September 1998. The Company's facilities for its telecommunications equipment products occupy a 33,000 square foot leased building in Bloomfield, Connecticut, where its modulator products are manufactured and a 18,000 square foot leased building in Chalfont, Pennsylvania where its transmitter products are manufactured. UTP Fibreoptics products are manufactured at the Company's 7,000 square foot facility in Witney, United Kingdom and its 5,000 square foot facility in Batavia, Illinois. Leases for the Bloomfield, Chalfont, Witney and Batavia facilities expire in July 2002 (with a lease extension available through 2007), February 2001, December 2013, and July 1999, respectively. The Company also maintains sales and service offices in both the United Kingdom and Germany to support its European operations.

ITEM 3. LEGAL PROCEEDINGS

     During fiscal 1996, two former employees commenced wrongful termination actions against the Company. The Company believes these claims are without merit and is vigorously defending them. Even if these claims are adjudicated in favor of the plaintiffs, the Company does not believe that the ultimate resolution of these matters will have a material adverse impact on the Company or its operations.

     In the ordinary course of business, various lawsuits and claims are filed against the Company. While the outcome of these matters is currently not determinable, management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information required by this Item is included on the inside back cover and on pages 32 of the Company's 1996 Annual Report to Stockholders and is incorporated herein by reference. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Note 2 of Notes to Consolidated Financial Statements contained in Item 8.

ITEM 6. SELECTED FINANCIAL DATA

     The information required by this Item is included in the Financial Highlights for the five years ended June 30, 1996, which appears on page 1 of the Company's 1996 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is included in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", which appears on pages 11 to 15 of the Company's 1996 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is included on pages 16 to 31 of the Company's 1996 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND OTHER OFFICERS OF THE REGISTRANT

     The information required by this Item is included in the Proposal One:
Elections of Directors, Directors and Executive Officers, and Section 16(a) Beneficial Ownership Reporting Compliance sections of the Company's Proxy Statement to be filed in connection with the Company's 1996 Annual Meeting of Stockholders and is incorporated hereby by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is included in the Executive Compensation and Related Information sections of the Company's Proxy Statement to be filed in connection with the Company's 1996 Annual Meeting of Stockholders and is incorporated hereby by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is included in the Security Ownership of Certain Beneficial Owners and Management section of the Company's Proxy Statement to be filed in connection with the Company's 1996 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is included in the Compensation Committee Interlocks and Insider Participation and Certain Transactions sections of the Company's Proxy Statement to be filed in connection with the Company's 1996 Annual Meeting of Stockholders and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)(1) FINANCIAL STATEMENTS

     The financial statements listed in the accompanying index to financial statements and financial statement schedules are filed or incorporated by reference as part of this annual report.

(A)(2) FINANCIAL STATEMENT SCHEDULES

     The financial statements listed in the accompanying index to financial statements and financial statement schedules are filed or incorporated by reference as part of this annual report.

(A)(3) EXHIBITS

     The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as a part of this annual report.

(B) REPORTS ON FORM 8-K

     During the third quarter of fiscal year 1996, the Company filed the Current Report on Form 8-K dated February 8, 1996 reported under Item 2, Acquisition or Disposition of Assets, the Company's acquisition of certain properties from Tasman-Sterling Associates, a California general partnership.

     The Company filed a report on Form 8-K on June 17, 1996, reporting the purchase of UTP Fibreoptics and including the audited financial statements of Fiberoptic Alignment Solutions, Inc. and GCA Fibreoptics Limited in accordance with Rule 3.05 of Regulation S-X and the pro forma financial information required by Article 11 of Regulation S-X.

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                            REFERENCE PAGE
                                                                  ----------------------------------
                                                                                   1996 ANNUAL
                                                                  FORM 10-K   REPORT TO STOCKHOLDERS
                                                                  ---------   ----------------------
Consolidated Balance Sheets -- June 30, 1996 and 1995...........      --                  17
Consolidated Statements of Operations -- June 30, 1996, 1995 and
  1994..........................................................      --                  16
Consolidated Statement of Cash Flows -- June 30, 1996, 1995 and
  1994..........................................................      --                  18
Consolidated Statement of Stockholders' Equity -- June 30, 1996,
  1995 and 1994.................................................      --                  19
Notes to Consolidated Financial Statements......................      --               20-31
Report of Ernst & Young LLP, Independent Auditors...............      --                  32
Schedule II -- Valuation and Qualifying Accounts -- June 30,
  1996, 1995 and 1994...........................................      25                  --

     Financial statement schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Company's financial statements set forth in Item 8 of this Form 10-K and the notes thereto.

                              UNIPHASE CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                BALANCE AT     CHARGED TO                      BALANCE AT
                                                BEGINNING       COST AND                         END OF
                 DESCRIPTIONS                   OF PERIOD       EXPENSES      DEDUCTION(1)       PERIOD
- ----------------------------------------------  ----------     ----------     ------------     ----------
                                                                     (IN THOUSANDS)
Year ended June 30, 1994
  Allowance for doubtful accounts.............     $ 95           $  2            $ (3)           $100
Year ended June 30, 1995
  Allowance for doubtful accounts.............     $100           $ 59            $  5            $164
Year ended June 30, 1996
  Allowance for doubtful accounts.............     $164           $139            $ 18            $285

- ---------------
(1) Charges for uncollectible accounts, net of recoveries.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 25, 1996                  UNIPHASE CORPORATION

                                          By:     /s/ KEVIN N. KALKHOVEN

                                            ------------------------------------
                                                     Kevin N. Kalkhoven
                                            President, Chief Executive Officer
                                              and
                                              Chairman of the Board

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kevin N. Kalkhoven and Danny E. Pettit, and each of them, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                SIGNATURE                               TITLE                      DATE
- ------------------------------------------  ------------------------------  -------------------
          /s/ KEVIN N. KALKHOVEN            President, Chief Executive      September 25, 1996
- ------------------------------------------  Officer and Chairman of the
            Kevin N. Kalkhoven              Board (Principal Executive
                                            Officer)
           /s/ DANNY E. PETTIT              Vice President, Finance, Chief  September 25, 1996
- ------------------------------------------  Financial Officer and
             Danny E. Pettit                Secretary (Principal Financial
                                            and Accounting Officer)
          /s/ WILLIAM B. BRIDGES            Director                        September 25, 1996
- ------------------------------------------
            William B. Bridges
                                            Director
- ------------------------------------------
              Robert C. Fink
        /s/ CATHERINE P. GOODRICH           Director                        September 25, 1996
- ------------------------------------------
          Catherine P. Goodrich
                                            Director
- ------------------------------------------
            Stephen C. Johnson
          /s/ ANTHONY R. MULLER             Director                        September 25, 1996
- ------------------------------------------
            Anthony R. Muller
                                            Director
- ------------------------------------------
          Wilson Sibbett, Ph.D.

                              UNIPHASE CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                    FOR THE FISCAL YEAR ENDED JUNE 30, 1996

 EXHIBIT
  NUMBER                                       EXHIBIT DESCRIPTION
- ----------         ---------------------------------------------------------------------------
 2.1(1)        --  Purchase and Sale Agreement between Registrant and Tasman-Sterling
                   Associates, a California general partnership, dated January 30, 1996.
 2.2(8)        --  Form of Stock Purchase Agreement between Registrant, Fiberoptic Alignment
                   Solutions, Inc., an Illinois corporation ("FAS"), Uniphase
                   Telecommunications Products, Inc., a Delaware corporation, and the shareholders of FAS named therein, and Amendment No. 1 thereto dated as of
                   May 31, 1996.
 2.3(9)        --  Form of Agreement between Registrant and GCA Fibreoptics Limited for the
                   Sale and Purchase of the entire issued shares capital of GCA Fibreoptics
                   Limited as of May 24, 1996.
 3(i)(b)(2)    --  Amended and Restated Certificate of Incorporation.
 3(ii)(c)(7)   --  Bylaws of the Registrant, as amended.
10.1(2)        --  Superseding Patent License Agreement, dated June 21, 1989, between Patlex
                   Corporation and the Registrant.
10.2(2)        --  Project Agreement, dated May 15, 1991, among the members of the National
                   Storage Industry Consortium, as amended July 1, 1993.
10.3(2)        --  Agreement, dated December 2, 1991, between Crosfield Electronics Limited and the Registrant.
10.4(2)        --  License Agreement, dated December 18, 1991, between The Regents of
                   University of California and the Registrant.
10.5(2)        --  License Agreement, dated August 2, 1993, between Research Corporation
                   Technologies, Inc., and the Registrant.
10.6(3)        --  1984 Amended and Restated Stock Plan.
10.7(3)        --  1993 Flexible Stock Incentive Plan.
10.8(3)        --  1993 Amended and Restated Employee Stock Purchase Plan.
10.9(2)        --  Patent License Agreement, dated October 29, 1993, by and between the
                   Registrant and Molecular Dynamics, Inc.
10.10(4)       --  Lease Agreement, dated August 23, 1993, between Eastrich No. 101
                   Corporation and the Registrant, as amended February 1, 1994.
10.11(5)       --  Distribution Agreement, dated May 16, 1994, between Metron Semiconductors
                   Ltd. and the Registrant.
10.12(5)       --  License Agreement, May 9, 1994, between I.E. Optomech Ltd. and the
                   Registrant.
10.13(6)       --  Loan and Security Agreement, dated March 15, 1995, between Bank of the West and the Registrant.
10.14(7)       --  Preferred Partner Agreement, dated October 14, 1994, between Tencor
                   Instruments and the Registrant.
10.15(7)       --  Distributor Agreement, dated October 1, 1994, between Innotech Corporation and the Registrant.
10.16(7)       --  Joint Venture Agreement, dated July 24, 1995, between Daniel Guillot and the Registrant.
10.17(7)       --  Amendment, dated July 14, 1995, to Lease, dated November 6, 1984, between
                   Alexander/Dorothy Scheflo and the Registrant.
10.18(7)       --  Laser Technology Sublicense Agreement, dated October 13, 1994, between The
                   University Court of The University of St. Andrews through I.E. Optomech and the Registrant.
10.19(7)       --  Nonexclusive Sublicense Agreement, dated July 14, 1995, between Coherent,
                   Inc. and the Registrant.

 EXHIBIT
  NUMBER                                       EXHIBIT DESCRIPTION
- ----------         ---------------------------------------------------------------------------
10.20(7)       --  Sublicense Agreement, dated May 26, 1995, between Stanford University and the Registrant.
10.21(7)       --  License Agreement, dated June 8, 1995, between ISOA, Inc. and the
                   Registrant.
10.22(7)       --  Research and Development Contract, dated January 18, 1995, between the
                   National Institute of Standards and Technology to the Registrant.
10.23(10)      --  Joint Venture agreement, dated July 24, 1995, between Daniel Guillot and the Registrant, as amended October 6, 1995.
10.24(10)      --  OEM Agreement, dated November 20, 1995, between the Registrant and Tencor
                   Instruments.
10.25(10)      --  License Agreement, dated November 20, 1995, between the Registrant and
                   Tencor Instruments.
10.26(11)      --  Amended and Restated 1993 Flexible Stock Incentive Plan.
13             --  Portions of the Annual Report to Stockholders for fiscal year ended
                   December 30, 1995 expressly incorporated by reference herein.
21.1           --  Subsidiaries of the Registrant.
23.1           --  Consent of Ernst & Young LLP, independent auditors.
24.1           --  Powers of Attorney. (See Page 26)
27             --  Financial Data Schedule

- ---------------
 (1) Incorporated by reference to the exhibit to the Company's current Report on Form 8-K filed February 22, 1996.

 (2) Incorporated by reference to the exhibits filed with the Registrant's registration statement on Form S-1, file number 33-68790, which was declared effective November 17, 1993.

 (3) Incorporated by reference to the exhibits filed with the Registrant's registration statement on Form S-8, file number 33-74716 filed with the Securities and Exchange Commission on February 1, 1994.

 (4) Incorporated by reference to the exhibits filed with the Registrant's quarterly report on Form 10-Q for the period ended March 31, 1994 filed with the Securities and Exchange Commission on May 12, 1994.

 (5) Incorporated by reference to the exhibits filed with the Registrant's annual report on Form 10-K for the period ended June 30, 1994.

 (6) Incorporated by reference to the exhibits filed with the Registrant's quarterly report on Form 10-Q for the period ended March 31, 1995.

 (7) Incorporated by reference to the exhibit filed with the Registrant's annual report on Form 10-K for the period ended June 30, 1995.

 (8) Incorporated by reference to the exhibit to the Company's Form S-3/A filed June 7, 1996.

 (9) Incorporated by reference to the exhibit to the Company's Post-Effective Amendment No. 1 to Registration Statement on Form S-3 filed June 20, 1996.

(10) Incorporated by reference to exhibits filed with the Registrant's quarterly report on Form 10-Q for the period ended December 31, 1995.

(11) Incorporated by reference to exhibits filed with the Registrant's registration statement on Form S-8, file number 33-31722 filed with the Securities and Exchange Commission on February 27, 1996.