Form 10-Q
period 1996-09-30
UNIPHASE CORP /CA/
filed 1996-11-14
CIK 912093

4


                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended________September 30, 1996_______
                                    OR
[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _______________

Commission file number___________ 0-22874______________________

                              Uniphase Corporation
             (Exact name of registrant as specified in its charter)

       Delaware                                94-2579683
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
          or organization)

     163 Baypointe Parkway
     San Jose, CA                                       95134
(Address of principal executive offices)              (Zip Code)

                         (408) 434-1800
            (Registrant's telephone number, including area code)

  __________________________________________________________________
   (Former name, former address and former fiscal year if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__    No_____
     Indicate the number of shares outstanding of each of the issuer's
classes of common stock, as of    October 31, 1996 .

     Common Stock $.001 par value                 16,241,709
          Class                                   Number of Shares

Part I--FINANCIAL INFORMATION

Item 1.  Financial Statements


                           UNIPHASE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)


(In thousands, except per share data)            Three months ended
                                                    September 30,

                                                  1996       1995
                                                ------      -----
Net sales                                      $23,462    $12,793
Cost of sales                                   12,208      6,974
                                              --------   --------
   Gross profit                                 11,254      5,819

Operating expenses:
   Research and development                      1,627        911
   Royalty and license                             409        363
   Selling, general and administrative           4,450      2,632
                                              --------   --------
Total operating expenses                         6,486      3,906
                                              --------   --------

   Income from operations                        4,768      1,913

Interest and other income, net                     946         48
                                              --------   --------

   Income before income taxes                    5,714      1,961

Income tax expense                               2,114        745
                                              --------   --------

Net income                                     $ 3,600    $ 1,216
                                              ========   ========

Net income per share                          $   0.21   $   0.11
                                              ========   ========

Number of weighted average shares used in
    per share amounts                           17,493     10,664
                                              ========   ========


See accompanying notes on page 5


                           UNIPHASE CORPORATION

                        CONSOLIDATED BALANCE SHEETS


(In thousands, except share data)
                                               September 30,     June 30,
                                                  1996             1996
                                               -------------    ---------
ASSETS                                          (unaudited)
Current assets:
   Cash and cash equivalents                         $33,450      $52,463
   Short-term investments                             79,953       61,279
   Accounts receivable, less allowances for
     returns and doubtful accounts of $307
     at September 30, 1996 and $285 at
     June 30, 1996                                    17,669       16,700
   Inventories                                        13,656       10,641
   Deferred income taxes and other current
     assets                                            3,970        3,542
                                                    --------     --------
      Total current assets                           148,698      144,625
   Property, plant and equipment, net                 22,109       20,305
   Intangible assets                                   8,017        8,894
                                                    --------     --------
      Total assets                                  $178,824     $173,824
                                                    ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable to bank                            $    ---     $    548
   Current portion of notes payable                    6,061          ---
   Accounts payable                                    7,165        5,391
   Accrued payroll and related expenses                2,758        3,180
   Other accrued expenses                              4,695        4,464
                                                    --------     --------
      Total current liabilities                       20,679       13,583
Notes payable                                            ---         6061
Deferred income taxes                                     54          656
Other non-current liabilities                            206          319
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $0.001 par value:
      Authorized shares--1,000,000
      None issued and outstanding                        ---          ---
   Common stock, $0.001 par value:
      Authorized shares--20,000,000
      Issued and outstanding shares--16,227,730
      at September 30, 1996 and 16,097,855
      at June 30, 1996                                    16           16
   Additional paid-in capital                        142,445      141,354
   Retained earnings                                  15,350       11,750
   Net unrealized gain (loss) on securities
      available-for-sale                                  39         (18)
   Foreign currency translation adjustment                35          103
                                                    --------     --------
      Total stockholders' equity                     157,885      153,205
                                                    --------     --------
      Total liabilities and stockholders' equity    $178,824     $173,824
                                                    ========     ========

See accompanying notes on page 5


                           UNIPHASE CORPORATION

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)


(In thousands)                                       Three Months Ended
                                                        September 30,

                                                         1996      1995
                                                         ----      ----
Operating activities
   Net income                                          $3,600    $1,216
   Adjustments to reconcile net income to cash
    provided by operating activities:
      Depreciation and amortization                     1,141       434
      Change in operating assets and liabilities:
         Accounts receivable                             (969)      193
         Inventories                                   (3,015)   (1,424)
         Deferred income taxes and other current
           assets                                        (471)      103
         Accounts payable, accrued liabilities and
           other                                        1,408       310
                                                      -------   -------
Net cash provided by operating activities               1,694       832
                                                      -------   -------

Investing activities
   Increase in other assets                           $   ---   $     5
   Purchase of short-term investments                 (46,277)       (4)
   Proceeds from sale of short-term investments        27,659        27
   Purchase of property, plant and equipment           (2,445)     (591)
   Purchase of additional equity interest in I.E.
     Optomech                                             ---      (238)
                                                      -------   -------
Net cash used in investing activities                 (21,063)     (801)
                                                      -------   -------

Financing activities
   Notes payable to bank                                 (548)      ---
   Proceeds from issuance of common stock under stock
     option and stock purchase plans                      904       655
                                                      -------   -------
Net cash provided by financing activities                 356       655
                                                      -------   -------
Increase in cash and cash equivalents                 (19,013)      686
Cash and cash equivalents at beginning of period       52,463     2,880
                                                      -------   -------
Cash and cash equivalents at end of period            $33,450    $3,566
                                                      =======   =======

See accompanying notes on page 5


                           UNIPHASE CORPORATION

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Business Activities and Basis of Presentation


     The financial information at September 30, 1996 and for the three-month period ended September 30, 1996 and 1995 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. For further information, refer to the Consolidated Financial Statements and footnotes thereto included or incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

     Certain reclassifications, relating to investments, have been made to the fiscal 1996 presentation to conform to the fiscal 1997 presentation.

     The results for the three-month period ended September 30, 1996 are not considered indicative of the results to be expected for any future period or for the entire year.

Note 2.   Inventories

     The components of inventory consist of the following:

                                   September 30,      June 30,
(in thousands)                          1996            1996
                                   -------------     ---------
Raw materials and purchased parts       $  6,950      $  4,100
Work in process                            4,676         4,382
Finished goods                             2,030         2,159
                                   -------------     ---------
                                        $ 13,656      $ 10,641
                                   =============     =========

Note 3.   Taxes

     The effective tax rate used for the three-month period ended September 30, 1996 was 37%. This rate is based on the estimated annual tax rate complying with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

Note 4.   Earnings per Share

     Net income per share for the three-month period ended September 30, 1996 and 1995 is computed using the weighted average number of common shares outstanding plus primary common share equivalents which have a dilutive effect on earnings per share. Since fully diluted earnings per share differs from primary earnings per share by less than 3%, only primary earnings per share is shown below. Shares and net income used in the per share computations are as follows:


                                            Three Months Ended
                                                September 30,
                                               1996       1995

      Weighted average common shares         16,132      9,576
      Primary common share equivalents        1,361      1,088
                                            -------    -------
      Total                                  17,493     10,664
                                            =======    =======

Net income                                   $3,600    $ 1,216
                                            =======    =======

Net income per share                         $ 0.21    $  0.11
                                            =======    =======

Note 5.   Line of Credit

     The Company maintains a $5.0 million revolving bank line of credit agreement that expires on December 31, 1996. Advances under the line of credit bear interest at the bank's prime rate (8.25% at September 30, 1996) and are secured by inventories and accounts receivable. Under the terms of this agreement, the Company is required to maintain certain minimum working capital, net worth, profitability levels and other specific financial ratios. In addition, the line of credit prohibits the payment of cash dividends and contains certain restrictions on the Company's ability to lend money or purchase assets or interests in other entities without the prior written consent of the bank. There were no borrowings under the line of credit at September 30, 1996.

     Through the acquisition of UTP Fibreoptics, the Company assumed certain previously established lines of credit. All outstanding borrowings against these lines of credit were paid off in September 1996.

Note 6.   Litigation and Contingencies

     During fiscal 1996, two former employees commenced wrongful termination actions against the Company. In September 1996, the Company received notification of two additional lawsuits from two former employees alleging fraud and termination in violation of public policy. The Company believes these claims are without merit and is vigorously defending them. Even if these claims are adjudicated in favor of the plaintiffs, the Company does not believe that the ultimate resolution of these matters will have a material adverse impact on the Company or its operations.





Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations

                           UNIPHASE CORPORATION
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS


Risk Factors

     The statements contained in this Report on Form 10-Q that are not purely historical are forward looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions, beliefs or strategies regarding the future. Forward looking statements include the Company's' expectations concerning periodic fluctuations in gross margins and the Company's liquidity, anticipated cash needs and availability, and anticipated expense levels under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." All forward looking statements included in this document are based on information available to the Company on the date of this Report, and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Among the factors that could cause actual results to differ materially the cyclicality of the semiconductor industry, the declining market for gas lasers, development and other risks relating to solid state laser technologies, management of growth, UTP Fibreoptics acquisition, variability and uncertainty of quartile operating results, dependence on key OEM relationships, dependence on sole and limited source suppliers, difficulties in manufacture of the Company's products and future capital requirements, as detailed below. You should also consult the risk factors listed from time to time in the Company's Reports on Form 10-Q, 8-K, 10-K and Annual Reports to Stockholders.


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

     Variability and Uncertainty of Quarterly Operating Results

     The Company has experienced and expects to continue to experience significant fluctuations in its quarterly results. The Company believes that fluctuations in quarterly results may cause the market price of its Common Stock to fluctuate, perhaps substantially. Factors which have had an influence on and may continue to influence the Company's operating results in a particular quarter include the timing of the receipt of orders from major customers, product mix, competitive pricing pressures, the relative proportions of domestic and international sales, costs associated with the acquisition or disposition of businesses, products or technologies, the Company's ability to design, manufacture, and ship products on a cost effective and timely basis, the delay between incurrence of expenses to further develop marketing and service capabilities and realization of benefits from such improved capabilities, the announcement and introduction of cost effective new products by the Company and by its competitors, and expenses associated with any intellectual property litigation. In addition, the Company's sales will often reflect orders shipped in the same quarter that they are received. Moreover, customers may cancel or reschedule shipments, and production difficulties could delay shipments. The timing of sales of the Company's Ultrapointe Systems may result in substantial fluctuations in quarterly operating results due to the substantially higher per unit price of these products relative to the Company's other products. In addition, the Company sells its telecommunications equipment products to OEMs who typically order in large quantities and therefore the timing of such sales may significantly affect the Company's quarterly results. The timing of such OEM sales can be affected by factors beyond the Company's control, including demand for the OEM's products and manufacturing issues experienced by OEMs. In this regard, the Company recently experienced a temporary rescheduling of orders by one OEM telecommunications customer. As a result of the above factors, the Company's results of operations are subject to significant variability from quarter to quarter.
     The Company's operating results in a particular quarter may also be affected by the acquisition or disposition of other businesses, products or technologies by the Company. For example, in the fourth quarter of fiscal 1995, the Company incurred charges totaling $5.4 million, primarily for acquired in-process research and development in connection with the Company's acquisition of UTP, and to a lesser extent from the loss on the sale of the Company's diode laser product line. Such charges reduced net income per share for the fourth quarter of fiscal 1995 by $0.34 and for fiscal 1995 by $0.33. During the quarter ended June 30, 1996, the Company incurred a charge of approximately $3.0 million in connection with the cancellation of certain UTP options and granting of replacement options to purchase Uniphase Common Stock to UTP employees in order to operate UTP Fibreoptics as a division of UTP. The Company also incurred a charge of $4.5 million for acquired in-process research and development in connection with the acquisition of UTP Fibreoptics in the quarter ended June 30, 1996. There can be no assurance that other acquisitions or dispositions of businesses, products or technologies by the Company in the future will not result in substantial charges or other expenses that may cause fluctuations in the Company's quarterly operating results.

     Dependence on Key OEM Relationships

     In November 1995, the Company entered into an exclusive OEM resale agreement with Tencor pursuant to which Tencor will distribute Ultrapointe Systems through its worldwide distribution channels. As a result of such agreement, the Company currently expects that Tencor will account for a majority of Ultrapointe's net sales for the foreseeable future. In addition, one laser subsystems customer, the Applied Biosystems Division of Perkin-Elmer Corporation, accounted for approximately 12% of the Company's net sales for fiscal years 1996, 1995, and 1994, respectively. The loss of orders from these or other OEM relationships could have a materially adverse effect on the Company's business and operating results.

     Dependence on Sole and Limited Source Suppliers

     Various components included in the manufacture of the Company's products are currently obtained from single or limited source suppliers. A disruption or loss of supplies from these companies or an increase in price of these components would have a material adverse effect on the Company's results of operations, product quality and customer relationships. For example, the Company obtains all the robotics, workstations and many optical components used in its Ultrapointe Systems from Equipe Technologies, Silicon Graphics, Inc., and Olympus Corporation, respectively. The Company currently utilizes a sole source for the crystal semiconductor chip sets incorporated in the Company's solid state microlaser products and acquires its pump diodes for use in its solid state laser products from SDL, Inc., Opto Power Corporation and GEC. The Company also obtains lithium niobate wafers and specialized fiber components used in its UTP products primarily from Crystal Technology, Inc. and Fujikura, Ltd., respectively. The Company does not have long-term or volume purchase agreements with any of these suppliers, and no assurance can be given that these components will be available in the quantities required by the Company, if at all. Further, UTP depends on relatively specialized components and it cannot be assured that its respective suppliers will be able to continue to meet UTP's requirements.

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


Results of Operations

     Net Sales

     In the first quarter of fiscal 1997, ended September 30, 1996, net sales were $23.5 million, which represented a $10.7 million or 83.4% increase over net sales of $12.8 million in the first quarter of fiscal 1996. The increase was primarily attributable to an increase of $6.8 million in sales of the Company's Uniphase Telecommunications Products ("UTP"), which included $2.4 million of UTP sales resulting from the acquisition of UTP Fibreoptics in a purchase transaction acquisition in May 1996. In addition, sales of the Company's lasers subsystems increased $2.6 million primarily from increased argon gas laser subsystem shipments. Ultrapointe sales increased $1.3 million primarily due to an increase in shipments of the Company's Ultrapointe Laser Imaging Systems ("Ultrapointe Systems").

     Gross Profit

     In the first quarter of fiscal 1997, the Company's gross profit increased 93.4% to $11.3 million or 48.0% of net sales from $5.8 million or 45.5% of net sales in the same period of fiscal 1996. Gross profit increased in absolute dollars and as a percentage of net sales primarily due to higher sales volumes. In addition, gross profit as a percentage of net sales increased due to the higher proportion of UTP and Ultrapointe products sales relative to laser subsystems sales; UTP and Ultrapointe products currently have higher gross margins than the Company's laser subsystems. There can be no assurance that these trends will continue and that the Company will be able to sustain its gross margin at current levels. The Company expects that there will continue to be periodic fluctuations in its gross margin resulting from changes in its sales and product mix, competitive pricing pressures, manufacturing yields, inefficiencies associated with new product introductions and a variety of other factors.

     Research and Development Expense

     In the first quarter of fiscal 1997, research and development expense was $1.6 million or 6.9% of net sales which represented a $716,000 or 78.6% increase over research and development expense of $911,000 or 7.1% of net sales in the first quarter of fiscal 1996. The increase in research and development expense is due to increased expenditures associated with the continued development and enhancement of the Company's Ultrapointe and telecommunications product lines, which included expenses of the newly acquired UTP Fibreoptics division. The Company also continues to invest in the development of solid state lasers.

     Royalty and License Expense

     In the first quarter of fiscal 1997, royalty and license expense increased $46,000 to $409,000 from $363,000 in the same period of fiscal 1996 and decreased as a percentage of net sales to 1.7% in the quarter ended September 30, 1996 from 2.8% in the same period in fiscal 1996. The decrease as a percentage of net sales was due to the increasing proportion of revenues that the Company derived from royalty-free UTP products.
     The Company continues to develop products in solid state laser, telecommunications and semiconductor equipment technology. There are numerous patents in these areas that are held by others, including academic institutions and competitors of the Company. Such patents could inhibit the Company's ability to develop, manufacture and sell products in this area. A number of the patents are conflicting. If there is conflict between a competitor's patents or products and those of the Company, it could be very costly for the Company to enforce its rights in an infringement action or defend such an action brought by another party. In addition, the Company may need to obtain license rights to certain patents and may be required to make substantial payments, including continuing royalties, in exchange for such license rights. There can be no assurance that licenses to third party technology, if needed, will be available on commercially reasonable terms.

     Selling, General and Administrative Expense

     In the first quarter of fiscal 1997, selling, general and administrative expense was $4.4 million or 19.0% of net sales, which represented a $1.8 million or 69.1% increase over selling, general and administrative expense of $2.6 million or 20.6% of net sales in the first quarter of fiscal 1996. The increase is due primarily to expenses in support of UTP's Pennsylvania facility, which was established in April 1996, the addition of expenses from UTP Fibreoptics, and the amortization of intangible assets and compensation expense related to the acquisition of UTP Fibreoptics.

     Interest and Other Income, Net

     In the first quarter of fiscal 1997, interest and other income, net was $946,000, which represented a $898,000 increase over interest and other income, net of $48,000 in the first quarter of fiscal 1996. The increase in the interest and other income, net is due to the related interest on investment of proceeds received on sale of common stock subsequent to the first quarter of fiscal 1996.

     Income Tax Expense

     As stated in Note 3 of Notes to Consolidated Financial Statements, the effective tax rate used for the first quarter of fiscal 1997 was 37% as compared to 38% used in the same period of fiscal 1996.


Liquidity and Capital Resources

     At September 30, 1996 the Company's combined balance of cash, cash equivalents and short-term investments was $113.4 million. The Company has met its liquidity needs to date primarily through cash generated from operations.
     Cash generated from operations was $1.8 million in the first quarter of fiscal year 1997, compared with $815,000 in the first quarter of fiscal year 1996. The increase in cash generated from operations resulted primarily from increases in net income before depreciation and amortization expense and accounts payable and accrued expenses which together more than offset an increase in inventories and accounts receivable. The increase in inventory and the accounts payables is primarily due to an increase in inventory levels at UTP associated with higher sales. The increase in accounts receivable is due primarily to increased sales.
     Cash used in investing activities was $21.1 million in the first quarter of fiscal year 1997. The Company incurred capital expenditures of $2.4 million primarily in facilities improvements and the acquisition of manufacturing and other equipment to expand its manufacturing capacities and research and development efforts primarily in its telecommunications product line.
     The Company has a $5.0 million revolving line of credit with a bank. There were no borrowings under the line of credit at September 30, 1996. Advances under the line of credit bear interest at the bank's prime rate (8.25% at September 30, 1996) and are secured by inventories and accounts receivable. Under the terms of the line of credit agreement, the Company is required to maintain certain minimum working capital, net worth, profitability levels and other specific financial ratios. In addition, the agreement prohibits the payment of cash dividends and contains certain restrictions on the Company's ability to borrow money or purchase assets or interests in other entities without the prior written consent of the bank. The line of credit expires on December 31, 1996. Through the acquisition of UTP Fibreoptics in May 1996, the Company assumed certain previously established lines of credit. All outstanding borrowing against these lines of credit were repaid in September 1996.
     The Company believes that its existing cash balances and short-term investments, together with existing cash flow from operations and available line of credit will be sufficient to meet its liquidity and capital spending requirements at least through the end of calendar year 1997. However, possible acquisitions of complementary businesses, products or technologies may require additional financing prior to such time. There can be no assurance that additional financing will be available when required or, if available, will be on terms satisfactory to the Company.


PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

     During fiscal 1996, two former employees commenced wrongful termination actions against the Company. In September 1996, the Company received notification of two additional lawsuits from two former employees alleging fraud and termination in violation of public policy. The Company believes these claims are without merit and is vigorously defending them. Even if these claims are adjudicated in favor of the plaintiffs, the Company does not believe that the ultimate resolution of these matters will have a material adverse impact on the Company or its operations.


Item 2.  Changes in Securities

     None

Item 3.  Defaults upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     None

Item 5.  Other Information

     None

Item 6.  Exhibits and Reports on Form 8-K

     a)  Exhibits

          27.   Financial Data Schedule

     b)  Forms 8-K

          None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Uniphase Corporation
                                   (Registrant)

Date      November 13, 1996          \s\  Danny E. Pettit
                         Danny E. Pettit, Vice President of Finance and CFO (Principal Financial and Accounting Officer)

Date      November 13, 1996          \s\ Kevin Kalkhoven
                          Kevin N. Kalkhoven, Chairman and CEO
                          (Principal Executive Officer)