Form 10-Q
period 1996-12-31
UNIPHASE CORP /CA/
filed 1997-02-14
CIK 912093

16


                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended          December 31, 1996
                               OR
[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to

Commission file number             0-22874

                       Uniphase Corporation
       (Exact name of registrant as specified in its charter)

     Delaware                                94-2579683
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

     163 Baypointe Parkway
     San Jose, CA                                 95134
(Address of principal executive offices)        (Zip Code)

                         (408) 434-1800
        (Registrant's telephone number, including area code)


    (Former name, former address and former fiscal year if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No_____
     Indicate the number of shares outstanding of each of the
issuer's classes of common stock, as of    January 31, 1997 .

     Common Stock $.001 par value                     16,611,968
                Class                              Number of Shares

Part I--FINANCIAL INFORMATION

Item 1.  Financial Statements


                      UNIPHASE CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)



(In thousands, except per share      Three months    Six months ended
data)                                   ended
                                     December 31,      December 31,

                                      1996     1995     1996     1995
Net sales                          $22,683  $15,672  $46,146  $28,465
Cost of sales                       12,256    8,310   24,464   15,283
                                    ------   ------  -------  -------
   Gross profit                     10,427    7,362   21,682   13,182

Operating expenses:
   Research and development          2,128    1,548    3,755    2,459
   Royalty and license                 416      386      825      749
   Selling, general and
    administrative                   4,216    3,033    8,665    5,666
                                    ------   ------   ------   ------
Total operating expenses             6,760    4,967   13,245    8,874
                                    ------   ------   ------   ------

   Income from operations            3,667    2,395    8,437    4,308

Interest and other income, net         982      391    1,928      438
                                    ------    -----   ------   ------

   Income before income taxes        4,649    2,786   10,365    4,746

Income tax expense                   1,513      893    3,628    1,638
                                    ------    -----   ------   ------

Net income                         $ 3,136   $1,893  $ 6,737  $ 3,108
                                   =======   ======  =======  =======

Net income per share               $  0.18   $ 0.14  $  0.38  $  0.26
                                   =======   ======  =======  =======

Number of weighted average shares
     used in per share amounts      17,742   13,520   17,617   12,092
                                   =======   ======   ======   ======


See accompanying notes on page 5






                      UNIPHASE CORPORATION

                   CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)
                                               December 31   June 30,
                                                  1996         1996
ASSETS                                         (unaudited)
Current assets:
   Cash and cash equivalents                    $  26,994    $ 52,463
   Short-term investments                          88,830      61,279
   Accounts receivable, less allowances for
    returns and doubtful accounts
    of $433 at December 31, 1996 and $285 at
    June 30, 1996                                  16,240      16,700
   Inventories                                     16,186      10,641
   Refundable income taxes                          3,974        --
   Deferred income taxes and other current assets   3,792       3,542
                                                 --------    --------
    Total current assets                          156,016     144,625
   Property, plant and equipment, net              24,372      20,305
   Intangible assets                                7,748       8,894
                                                 --------    --------
      Total assets                               $188,136    $173,824
                                                 ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable to bank                         $   --       $   548
   Current portion of notes payable                 6,061         --
   Accounts payable                                 7,720       5,391
   Accrued payroll and related expenses             2,831       3,180
   Other accrued expenses                           2,504       4,464
                                                 --------     -------
      Total current liabilities                    19,116      13,583
Notes payable                                         --        6,061
Deferred income taxes                                  12         656
Other non-current liabilities                         120         319
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $0.001 par value:
      Authorized shares--1,000,000
      None issued and outstanding                      --          --
   Common stock, $0.001 par value:
      Authorized shares--20,000,000
      Issued and outstanding shares--16,551,412
       at December 31, 1996 and 16,097,855 at
       June 30, 1996                                  17           16
   Additional paid-in capital                    150,025      141,354
   Retained earnings                              18,487       11,750
   Net unrealized gain (loss) on securities          126         (18)
   Foreign currency translation adjustment           233          103
                                                 -------      -------
      Total stockholders' equity                 168,888      153,205
                                                 -------      -------
      Total liabilities and stockholders' equity$188,136     $173,824
                                                ========     ========

See accompanying notes on page 5


                      UNIPHASE CORPORATION

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)


(In thousands)                                   Six Months Ended
                                                    December 31,

                                                   1996       1995
                                                   ----       ----
Operating activities
   Net income                                     $ 6,737  $ 3,108
   Adjustments to reconcile net income to cash
    provided by operating activities:
      Depreciation and amortization                 2,233      938
      Change in operating assets and liabilities:
         Accounts receivable                          460   (1,728)
         Inventories                               (5,545)  (2,543)
         Deferred income taxes and other current
            assets                                  1,823      193
         Accounts payable, accrued liabilities and
            other                                    (49)    1,847
                                                   -------   -------
Net cash provided by operating activities           5,659     1,815
                                                   -------   -------

Investing activities
  Increase in other assets                             --       (87)
  Purchase of short-term investments               (69,432  (22,459)
  Proceeds from sale of short-term investments      42.025    2,030
   Optomech                                             --     (238)
                                                   -------  --------
Net cash used in investing activities              (32,752) (22,917)
                                                   -------- --------

Financing activities
   Notes payable to bank                             (548)      --
   Proceeds from issuance of common stock from
   public and other offerings                          --    52,912
   Proceeds from issuance of common stock under
     stock option and stock purchase plans           2,172      961
                                                   -------   -------
Net cash provided by financing activities            1,624   53,873
                                                   -------   ------
Increase (decrease) in cash and cash equivalents   (25,469)  32,771
Cash and cash equivalents at beginning of period    52,463    2,880
                                                   -------   ------
Cash and cash equivalents at end of period        $ 26,994  $35,651
                                                  ========  =======
Supplemental Cash Flow Information
     Tax benefits on stock option and stock
     purchase plans                              $   6,126  $    --
                                                 =========  =======


See accompanying notes on page 5

                      UNIPHASE CORPORATION

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Business Activities and Basis of Presentation


     The financial information at December 31, 1996 and for the three-month and six-month periods ended December 31, 1996 and 1995 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. For further information, refer to the Consolidated Financial Statements and footnotes thereto included or incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

     Certain reclassifications, relating to investments, have been made to the fiscal 1996 presentation to conform to the fiscal 1997 presentation.

     The results for the three-month and six-month periods ended
December 31, 1996 are not considered indicative of the results to be expected for any future period or for the entire year.

Note 2.   Inventories

     The components of inventory consist of the following:

(in thousands)               December 31,     June 30,
                                 1996           1996

Raw materials and
  purchased parts              $ 8,609       $ 4,100
Work in process                  4,551         4,382
Finished goods                   3,026         2,159
                               -------       -------
                               $16,186       $10,641
                               =======       =======

Note 3.   Taxes

     The effective tax rate used for the six-month period ended
December 31, 1996 was 35%. This rate is based on the estimated annual tax rate complying with Statement of Financial Accounting
Standards No. 109, "Accounting for Income Taxes".

Note 4.   Earnings per Share

     Net income per share for the three-month and six-month periods ended December 31, 1996 and 1995 is computed using the weighted average number of common shares outstanding plus primary common share equivalents which have a dilutive effect on earnings per share. Since fully diluted earnings per share differs from primary earnings per share by less than 3%, only primary earnings per share is shown below. Shares and net income used in the per share computations are as follows:


                                Three Monthd Ended   Six Months Ended
                                    December 31         December 31
                                   1996    1995        1996    1995

      Weighted average common
         shares                   16,347  12,374       16,239  10,976
      Primary common share
         equivalents               1,395   1,146        1,378   1,116
                                  ------  ------       ------  ------
      Total                       17,742  13,520       17,617  12,092
                                  ======  ======       ======  ======

Net income                        $3,136  $1,893       $6,737  $3,108
                                  ======  ======       ======  ======

Net income per share              $ 0.18  $ 0.14       $ 0.38  $ 0.26
                                  ======  ======       ======  ======

Note 5.   Line of Credit

     The Company maintains a $5.0 million revolving bank line of credit agreement that expires on January 28, 1999. Advances under the line of credit bear interest at the bank's prime rate (8.25% at December 31, 1996) and are secured by inventories and accounts receivable. Under the terms of this agreement, the Company is required to maintain certain minimum working capital, net worth, profitability levels and other specific financial ratios. In addition, the line of credit prohibits the payment of cash dividends and contains certain restrictions on the Company's ability to lend money or purchase assets or interests in other entities without the prior written consent of the bank. There were no borrowings under the line of credit at December 31, 1996.

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





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                      UNIPHASE CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


Risk Factors

     The statements contained in this Report on Form 10-Q that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions, beliefs or strategies regarding the future. Forward looking statements include the Company's' expectations concerning periodic fluctuations in gross margins and the Company's liquidity, anticipated cash needs and availability, and anticipated expense levels under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." All forward looking statements included in this document are based on information available to the Company on the date of this Report, and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Among the factors that could cause actual results to differ materially are: the cyclicality of the semiconductor industry, the declining market for gas lasers, development and other risks relating to solid state laser technologies, management of growth, UTP Fibreoptics acquisition, variability and uncertainty of quarterly operating results, dependence on key OEM relationships, dependence on sole and limited source suppliers, difficulties in manufacture of the Company's products and future capital requirements, as detailed below. You should also consult the risk factors listed from time to time in the Company's Reports on Form 10-Q, 8-K, 10-K and Annual Reports to Stockholders.


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

     Variability and Uncertainty of Quarterly Operating Results

     The Company has experienced and expects to continue to experience significant fluctuations in its quarterly results. The Company believes that fluctuations in quarterly results may cause the market price of its Common Stock to fluctuate, perhaps substantially. Factors which have had an influence on and may continue to influence the Company's operating results in a particular quarter include the timing of the receipt of orders from major customers, product mix, competitive pricing pressures, the relative proportions of domestic and international sales, costs associated with the acquisition or disposition of businesses, products or technologies, the Company's ability to design, manufacture, and ship products on a cost effective and timely basis, the delay between incurrence of expenses to further develop marketing and service capabilities and realization of benefits from such improved capabilities, the announcement and introduction of cost effective new products by the Company and by its competitors, and expenses associated with any intellectual property litigation. In addition, the Company's sales will often reflect orders shipped in the same quarter that they are received. Moreover, customers may cancel or reschedule shipments, and production difficulties could delay shipments. The timing of sales of the Company's Ultrapointe Systems may result in substantial fluctuations in quarterly operating results due to the substantially higher per unit price of these products relative to the Company's other products. In addition, the Company sells its telecommunications equipment products to OEMs who typically order in large quantities and therefore the timing of such sales may significantly affect the Company's quarterly results. The timing of such OEM sales can be affected by factors beyond the Company's control, including demand for the OEM's products and manufacturing issues experienced by OEMs. In this regard, the Company has experienced a temporary rescheduling of orders by OEM telecommunications customers. As a result of the above factors, the Company's results of operations are subject to significant variability from quarter to quarter.
     The Company's operating results in a particular quarter may also be affected by the acquisition or disposition of other businesses, products or technologies by the Company. For example, during the quarter ended June 30, 1996, the Company incurred a charge of approximately $3.0 million in connection with the cancellation of certain UTP options and granting of replacement options to purchase Uniphase Common Stock to UTP employees in order to operate UTP Fibreoptics as a division of UTP. The Company also incurred a charge of $4.8 million for acquired in-process research and development in connection with the acquisition of UTP Fibreoptics in the quarter ended June 30, 1996. There can be no assurance that other acquisitions or dispositions of businesses, products or technologies by the Company in the future will not result in substantial charges or other expenses that may cause fluctuations in the Company's quarterly operating results.

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

     Dependence on Sole and Limited Source Suppliers

     Various components included in the manufacture of the Company's products are currently obtained from single or limited source suppliers. A disruption or loss of supplies from these companies or an increase in price of these components would have a material adverse effect on the Company's results of operations, product quality and customer relationships. For example, the Company obtains all the robotics, workstations and many optical components used in its Ultrapointe Systems from Equipe Technologies, Silicon Graphics, Inc., and Olympus Corporation, respectively. The Company currently utilizes a sole source for the crystal semiconductor chip sets incorporated in the Company's solid state microlaser products and acquires its pump diodes for use in its solid state laser products from SDL, Inc., Opto Power Corporation and GEC. The Company also obtains lithium niobate wafers, specialized fiber components and certain lasers used in its UTP products primarily from Crystal Technology, Inc., Fujikura, Ltd. and Philips Key Modules, respectively. The Company does not have long-term or volume purchase agreements with any of these suppliers, and no assurance can be given that these components will be available in the quantities required by the Company, if at all. Further, UTP depends on relatively specialized components and it cannot be assured that its respective suppliers will be able to continue to meet UTP's requirements.


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


Results of Operations

     Net Sales

     In the second quarter of fiscal 1997, ended December 31, 1996, net sales were $22.7 million, which represented a $7.0 million or 44.7% increase over net sales of $15.7 million in the second quarter of fiscal 1996. For the first six months of fiscal 1997, net sales were $46.1 million, which represented a $17.7 million or 62.1% increase over net sales of $28.5 million in the same period of fiscal 1996. The increase for both the quarter and six-month periods were primarily due to increased sales of $7.4 million and $14.2 million, respectively by the Company's Uniphase Telecommunications Products ("UTP"), which included sales of $2.5 million for the second quarter and $4.8 million for the first six months fo fiscal 1997 resulting from the acquisition of UTP Fibreoptics in a purchase transaction in May 1996. The Company continued to experience increased laser sales, primarily from increased sales of argon laser subsystems. The Company's Ultrapointe division experienced a decrease in sales in the second quarter of fiscal 1997 and relatively flat sales for the first six months of fiscal 1997 as compared to the same periods in fiscal 1996.

     Gross Profit

     In the second quarter of fiscal 1997, the Company's gross profit increased 41.6% to $10.4 million or 46.0% of net sales from $7.4 million or 47.0% of net sales in the same period of fiscal 1996. For the first six months of fiscal 1997, gross profits increased 64.5% to $21.7 million or 47.0% of net sales from $13.2 million or 46.3% of net sales in the same period of fiscal 1996. The Company's increase in gross profit for the quarter and the six-month period is due to higher sales volume and the addition of UTP Fibreoptics over fiscal 1996. Gross margins declined in the second quarter which is due primarily to the decline in net sales of relatively high margin Ultrapointe
Systems and a higher proportion of revenue from certain low margin telecommunication components. Gross margin for the six-month period increased over the same period in fiscal 1996. The increase is due primarily to the growth in sales of the Company's relatively high margin UTP products. There can be no assurance that these trends will continue and that the Company will be able to sustain its gross margin at current levels. The Company expects that there will continue to be periodic fluctuations in its gross margin resulting from changes in its sales and product mix, competitive pricing pressures, manufacturing yields, inefficiencies associated with new product introductions and a variety of other factors.

     Research and Development Expense

     In the second quarter of fiscal 1997, research and development expense was $2.1 million or 9.4% of net sales which represented a $580,000 or 37.5% increase over research and development expense of $1.5 million or 9.9% of net sales in the second quarter of fiscal 1996. For the first six months of fiscal 1997, research and development expense was $3.8 million or 8.1% of net sales which represents a $1.3 million or 52.7% increase over the same period in fiscal 1996. The increase in research and development expense is due to increased expenditures associated with the continued development and enhancement of the Company's Ultrapointe and telecommunications product lines, which included expenses of the newly acquired UTP Fibreoptics division.
The Company also continues to invest in the development of solid state lasers.

     Royalty and License Expense

     In the second quarter of fiscal 1997, royalty and license expense increased $30,000 to $416,000 from $386,000 in the same period of fiscal 1996 and decreased as a percentage of net sales to 1.8% in the quarter ended December 31, 1996 from 2.5% in the same period in fiscal 1996. For the first six months of fiscal 1997, royalty and license expense increased $76,000 to $825,000 from $749,000 in the same period of fiscal 1996 and decreased as a percentage of sales to 1.8% from 2.6% in the same period of fiscal 1996. The decrease as a percentage of net sales was due to the increasing proportion of revenues that the Company derived from royalty-free UTP products.
     The Company continues to develop products in solid state laser, telecommunications and semiconductor equipment technology. There are numerous patents in these areas that are held by others, including academic institutions and competitors of the Company. Such patents could inhibit the Company's ability to develop, manufacture and sell products in this area. A number of the patents are conflicting. If there is conflict between a competitor's patents or products and those of the Company, it could be very costly for the Company to enforce its rights in an infringement action or defend such an action brought by another party. In addition, the Company may need to obtain license rights to certain patents and may be required to make substantial payments, including continuing royalties, in exchange for such license rights. There can be no assurance that licenses to third party technology, if needed, will be available on commercially reasonable terms.

     Selling, General and Administrative Expense

     In the second quarter of fiscal 1997, selling, general and administrative expense was $4.2 million or 18.6% of net sales, which represented a $1.2 million or 39.0% increase over selling, general and administrative expense of $3.0 million or 19.4% of net sales in the second quarter of fiscal 1996. For the six months of fiscal 1997, selling, general and administrative expense was $8.7 million or 18.8% of net sales which represented a $3.0 million or 52.9% increase over selling and administrative expense of $5.7 million or 19.9% of net sales in the same period of fiscal 1996. The increase is due primarily to additional expenses due to amortization of intangible assets and compensation expense associated with the acquisition of UFP Fibreoptics in May 1996 and to support UTP's Pennsylvania facility, which was established in April 1996.

     Interest and Other Income, Net

     In the second quarter of fiscal 1997, interest and other income, net was $982,000, which represented a $591,000 or 1,872.5% increase over $391,000 in the second quarter of fiscal 1996. For the first six months of fiscal 1997, interest and other income, net increased to $1.9 million from $438,000 in the same period of fiscal 1996. The increase in the interest and other income, net is due to the related interest on investment of fundsproceeds received on sale of common stock in June 1996.


     Income Tax Expense

     As stated in Note 3 of Notes to Consolidated Financial
Statements, the effective tax rate used for the first six months of fiscal 1997 was 35% as compared to 35% used in the same period of fiscal 1996.


Liquidity and Capital Resources

     At December 31, 1996 the Company's combined balance of cash, cash equivalents and short-term investments was $115.8 million.
The Company has met its liquidity needs to date primarily through cash generated from operations.
     Cash provided by operations was $5.7 million for the first six months of fiscal 1997. The primary provider of cash in operations was from net income before deprecation and amortization expense and the creation of refundable income taxes. These uses of cash were offset by increased inventory levels.
     Cash used in investing activities was $32.8 million for the first six months of fiscal 1997. The Companys' net investment of excess cash accounted for $27.4 million of cash usage. The
Company incurred capital expenditures of $5.3 million primarily in facilities improvements and the acquisition of manufacturing and other equipment to expand its manufacturing capacities and research and development efforts primarily in its telecommunications product line. The Company also anticipates additional capital expenditures of approximately $5.3 million for the remainder of the fiscal year.
     The Company has a $5.0 million revolving line of credit with a bank. There were no borrowings under the line of credit at December 31, 1996. Advances under the line of credit bear interest at the bank's prime rate (8.25% at December 31, 1996) and are secured by inventories and accounts receivable. Under the terms of the line of credit agreement, the Company is required to maintain certain minimum working capital, net worth, profitability levels and other specific financial ratios. In addition, the agreement prohibits the payment of cash dividends and contains certain restrictions on the Company's ability to borrow money or purchase assets or interests in other entities without the prior written consent of the bank. The line of credit expires on January 28, 1999. Through the acquisition of UTP Fibreoptics, the Company assumed certain previously established lines of credit. All outstanding borrowing against these lines of credit were repaid in September 1996.
     The Company believes that its existing cash balances and short-term investments, together with existing cash flow from operations and available line of credit will be sufficient to meet its liquidity and capital spending requirements at least through the end of calendar year 1997. However, possible acquisitions of complementary businesses, products or technologies may require additional financing prior to such time. There can be no assurance that additional financing will be available when required or, if available, will be on terms satisfactory to the Company.


PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

     Reference is made to Item 3. Legal Proceedings, in the Registrant's Annual Report on Form 10-K for the year ended June
30, 1996 and Part II, Item 1. Legal Proceedings in the
Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996.

Item 2.  Changes in Securities

     None

Item 3.  Defaults upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders (the "Annual Meeting") of the Company was held on November 7, 1996. At the Company's Annual Meeting, the following persons were duly elected as Class III of the Board of Directors by the stockholders, for a three-year term and until their successors are elected and qualified: Kevin N. Kalkhoven, 14,524,395 shares for and 233,092 shares withheld and Catherine P. Lego (formerly known as Catherine P. Goodrich), 14,524,991 shares for and 232,496 shares withheld. The terms of each of the following Class I and Class II directors continued after the Annual Meeting: William
B. Bridges, Robert C. Fink, Stephen C. Johnson, Anthony R. Muller and Wilson Sibbett.
     The stockholders ratified and approved the increase in the number of shares reserved for issuance under the Company's 1993 Flexible Stock Incentive Plan from 1,550,000 to 2,225,000 shares of Common Stock by a vote of 13,314,211 shares for, 1,353,500 shares against, 8,778 shares abstaining, and 80,998 broker non-votes.
     The stockholders further ratified the appointment of Ernst and Young, LLP as the Company's independent auditors for the fiscal year ending June 30, 1996 by a vote of 14,735,509 shares for 10,800 shares against and 11,178 shares abstaining.

Item 5.  Other Information

     None

Item 6.  Exhibits and Reports on Form 8-K

     a)  Exhibits
       10.1 Loan and Security Agreement, dated January 28, 1997, between Bank of the West and Registrant.
       27.   Financial Data Schedule

     b)  Forms 8-K

          None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Uniphase Corporation
                                   (Registrant)

Date  February 14, 1997         \s\  Danny E. Pettit
                          Danny E. Pettit, Vice President of Finance and CFO
                              (Principal Financial and Accounting Officer)

Date  February 14, 1997          \s\  Kevin Kalkhoven
                          Kevin N. Kalkhoven, Chairman and CEO
                               (Principal Executive Officer)