Form 10-Q
period 1997-03-31
UNIPHASE CORP /CA/
filed 1997-05-08
CIK 912093

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended          March 31, 1997
                                    OR
[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to

Commission file number             0-22874

                              Uniphase Corporation
                    (Exact name of registrant as specified in its charter)

     Delaware                                94-2579683
(State or other jurisdiction of incorporation          (I.R.S. Employer
Identification No.)
          or organization)

     163 Baypointe Parkway
     San Jose, CA                                 95134
(Address of principal executive offices)                    (Zip Code)

                         (408) 434-1800
               (Registrant's telephone number, including area code)


     (Former name, former address and former fiscal year if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No_____
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1997 .

     Common Stock $.001 par value                    16,678,086
          Class                                   Number of Shares
Part I--FINANCIAL INFORMATION

Item 1.  Financial Statements


                           UNIPHASE CORPORATION

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)



(In thousands, except per share    Three months ended   Nine months ended
         data)                           March 31,           March 31,

                                       1997      1996      1997      1996
                                    -------   -------   -------   -------
Net sales                           $26,928   $18,876   $73,073   $47,342
Cost of sales                        14,703     9,818    39,167    25,102
                                    -------   -------   -------   -------
   Gross profit                      12,225     9,058    33,906    22,240

Operating expenses:
   Research and development           2,552     1,634     6,307     4,093
   Royalty and license                  389       455     1,209     1,205
   Selling, general and
     administrative                   8,965     3,277    17,635     8,942
Infrequent or unusual items:
  Acquired in-process research
     and development                 33,314       ---    33,314       ---
                                    -------   -------   -------   -------
Total operating expenses             45,220     5,366    58,465    14,240
                                    -------   -------   -------   -------

   Income (loss) from operations   (32,995)     3,692  (24,559)     8,000

Interest and other income, net         877       449     2,805        887
                                    ------    -------   -------    ------
   Income (loss) before income
      taxes                        (32,118)     4,141  (21,754)     8,887

Income tax expense                   2,429      1,588    6,056      3,226
                                    -------   -------  --------    ------

Net income (loss)                  $(34,547)  $ 2,553 $(27,810)    $5,661
                                    =======   =======  ========    ======

Net income (loss) per share        $  (2.08)  $  0.17 $   (1.69)   $ 0.43
                                    =======   =======  ========    ======

Number of weighted average shares
     used in per share amounts       16,612    14,706    16,489    12,962
                                    =======   =======  ========    ======

See accompanying notes on page 5



                           UNIPHASE CORPORATION

                   CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)
                                                  March 31,  June 30,

                                                    1997       1996
ASSETS
                                                (unaudited)
Current assets:
   Cash and cash equivalents                      $  24,268 $  52,463
   Short-term investments                            46,766    61,279
   Accounts receivable, less allowances for
     doubtful accounts of $1,660 at March
     31, 1997 and $285 at June 30, 1996              23,202    16,700
   Inventories                                       20,580    10,641
   Refundable income taxes                            2,207       --
   Deferred income taxes and other current assets     5,833     3,542
                                                  ---------  --------
      Total current assets                          122,856   144,625
   Property, plant and equipment, net                29,113    20,305
   Intangible assets                                 11,652     8,894
                                                  ---------  --------
      Total assets                                 $163,621  $173,824
                                                  =========  ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable to bank                           $    --   $    548
   Current portion of notes payable                   6,061       --
   Accounts payable                                   9,381     5,391
   Accrued payroll and related expenses               3,758     3,180
   Other accrued expenses                             6,956     4,464
                                                   --------  --------
      Total current liabilities                      26,156    13,583
Notes payable                                          --       6,061
Deferred income taxes                                  --         656
Other non-current liabilities                         1,720       319
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $0.001 par value:
      Authorized shares--1,000,000. None issued
      and outstanding                                  --         --
   Common stock, $0.001 par value:
      Authorized shares--20,000,000
      Issued and outstanding shares--16,647,008
      at March 31, 1997                                  17        16
               and 16,097,855 at June 30, 1996
   Additional paid-in capital                       151,912   141,354
   Retained earnings (deficit)                      (16,060)   11,750
   Net unrealized (loss) on securities available-
     for-sale                                          (217)      (18)
   Foreign currency translation adjustment               93       103
                                                    -------  --------
      Total stockholders' equity                    135,745   153,205
                                                    -------  --------
      Total liabilities and stockholders' equity   $163,621  $173,824
                                                    =======  ========

See accompanying notes on page 5

                           UNIPHASE CORPORATION

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

(In thousands)                                          Nine Months Ended
                                                           March 31,

                                                          1997     1996
Operating activities
   Net income (loss)                                    $(27,810)   5,661
   Adjustments to reconcile net income to cash
provided by operating activities:
      Depreciation and amortization                        3,595    1,435
      Acquired in-process research and development        33,314      --
      Write-off of property, plant and equipment           1,500      --
      Write-off of intangible assets and other assets        500      --
   Change in operating assets and liabilities:
         Accounts receivable                              (2,702)  (4,031)
         Inventories                                      (6,595)  (3,332)
         Deferred income taxes and other current
           assets                                          4,159      152
         Accounts payable, accrued liabilities and others  2,858    2,717
                                                         -------  -------
Net cash provided by operating activities                  8,819    2,602
                                                         -------  -------

Investing activities
   Increase in other assets                                   --       21
   Purchase of short-term investments                   (18,291)  (36,731)
   Proceeds from sale of short-term investments           32,605    8,212
   Purchase of property, plant and equipment             (8,894)  (14,665)
   Purchase of net assets of Laser Enterprise           (45,000)      --
   Purchase of additional equity interest in I.E.
     Optomech                                                --      (238)
                                                         -------  --------
Net cash used in investing activities                   (39,580)  (43,401)
                                                         -------  --------

Financing activities
   Notes payable to bank                                   (548)     --
   Proceeds from issuance of common stock  from public
     and other offerings                                     --    52,812
   Proceeds from issuance of common stock under stock
     option and stock purchase plans                       3,688    3,114
                                                        --------  -------
Net cash provided by financing activities                  2,566   56,500
                                                        --------  -------

Increase (decrease) in cash and cash equivalents        (28,195)   15,701
Cash and cash equivalents at beginning of period          52,463    2,880
                                                        --------  -------
Cash and cash equivalents at end of period              $ 24,268  $18,581
                                                        ========  =======

Supplemental Cash Flow Information
     Tax benefits on stock option and stock purchase
        plans                                           $  6,884       --
                                                         =======  =======
See accompanying notes on page 5

                           UNIPHASE CORPORATION

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Business Activities and Basis of Presentation

     On March 10, 1997, the Company executed a definitive agreement with IBM Corporation (IBM) and acquired the net assets of Uniphase Laser Enterprises AG (ULE), formerly the laser operations of IBM's Zurich Research Laboratory in Switzerland (See Note 7). As a result of the acquisition, the Company recorded in-process research and development costs of $33.3 million during the third quarter of fiscal 1997 representing the estimated value of development programs that had not reached technological feasibility and therefore charged to operations.

     The ULE acquisition prompted a change in the Company's strategic focus with respect to laser diode based applications, resulting in charges of $4.2 million during the quarter ended March 31, 1997. Of the total charges approximately $1.0 million was recorded in cost of sales as an inventory write down and approximately $3.2 million was included in selling, general and administrative expenses.

     As a result of the acquisition, the Company will consolidate its European laser research to Switzerland, close Uniphase Lasers Ltd., located in Rugby, England and consolidate the laser packaging operations of UTP Fibreoptics resulting in $2.2 million of the charges, including a charge for the impairment of goodwill (see Note 8). In addition, certain customer and product strategies at UTP incorporating lower powered amplifiers were modified resulting in charges of $2.0 million related to the write down of existing asssets and an increase in inventory reserves.

     The financial information at March 31, 1997 and for the three-month and nine-month periods ended March 31, 1997 and 1996 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. For further information, refer to the Consolidated Financial Statements and footnotes thereto included or incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

     Certain reclassifications have been made to the fiscal 1996 presentation to conform to the fiscal 1997 presentation.

     The results for the three-month and nine-month periods ended March 31, 1997 are not necessarily considered indicative of the results to be expected for any future period or for the entire year.
Note 2.   Inventories

     The components of inventory consist of the following:

(In thousands)                March 31,         June 30,
                                 1997             1996

Raw materials and
purchased parts                $ 10,250       $    4,100
Work in process                   8,007            4,382
Finished goods                    2,323            2,159
                                -------       ----------
                                 20,580           10,641
                                =======       ==========

Note 3.   Taxes

     The effective tax rate used for the nine-month period ended March 31, 1997 was 36% applied to income before taxes, exclusive of deductions for acquired in-process research and development. This rate is based on the estimated annual tax rate complying with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The Company has established a valuation allowance against its deferred tax assets generated in the third quarter of fiscal 1997 due to the uncertainty surrounding the realization of such assets. Management evaluates on a quarterly basis the recoverability of the deferred tax assets and the level of the valuation allowance. At such time as it is determined that it is more likely than not that deferred tax assets are realizable, the valuation allowance will be appropriately reduced with the corresponding credit being first to intangibles resulting from the ULE acquisition and any excess to income tax expense.



Note 4.   Earnings per Share

     Net income per share for the three-month and nine-month periods ended March 31, 1997 is computed using the weighted average number of common shares outstanding plus primary common share equivalents which have a dilutive effect on earnings per share. As the Company incurred a loss in its most recent fiscal year, common share equivalents have been excluded from the computation for 1997 as they are antidilutive. Since fully diluted earnings per share differs from primary earnings per share by less than 3%, only primary earnings per share is shown below. Shares and net income used in the per share computations are as follows:


                                    Three Months     Nine Months Ended
                                       Ended
                                        March 31          March 31
(In thousands, except per share      1997      1996      1997      1996
data)

      Weighted average common
        shares                      16,612    13,616    16,489    11,854
      Primary common share
        equivalents                     --     1,090        --     1,108
                                    -------  -------    -------  -------
      Total                         16,612    14,706    16,489    12,962
                                   ========  =======   ========  =======

Net income                        $(34,547) $  2,553   $(27,810)$  5,661
                                   ========  =======   ========= =======
Net income per share              $  (2.08)     0.17      (1.69)    0.43

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on June 30, 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the three and nine-months ended March 31, 1996 of $0.02 and $0.04 per share, respectively. The Company's primary common share equivalents for the three and nine month periods ended March 31, 1997, were anti-dilutive and accordingly there is expected to be no impact on primary income per share. The Company has not yet determined what the impact of Statement 128 will be on the calculation of fully diluted earnings per share.

Note 5.   Line of Credit

     The Company maintains a $5.0 million revolving bank line of credit agreement that expires on January 28, 1999. Advances under the line of credit bear interest at the bank's prime rate (8.5% at March 31, 1997) and are secured by inventories and accounts receivable. Under the terms of this agreement, the Company is required to maintain certain minimum working capital, net worth, profitability levels and other specific financial ratios. In addition, the line of credit prohibits the payment of cash dividends and contains certain restrictions on the Company's ability to lend money or purchase assets or interests in other entities without the prior written consent of the bank. There were no borrowings under the line of credit at March 31, 1997.

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

Note 7.   Asset Purchase of Uniphase Laser Enterprises AG

     On March 10, 1997, the Company executed a definitive agreement with IBM and acquired the net assets of ULE, formerly the laser operations of IBM's Zurich Research Laboratory in Switzerland. ULE develops, manufactures and markets semiconductor chips for use in laser telecommunication applications.The acquisition has been accounted for under the purchase method of accounting, and accordingly, the accompanying financial statements include the operations of ULE subsequent to the date of acquisition.

     The $45.9 million purchase price consisted of $45 million cash and acquisition expenses of approximately $900,000.

     The preliminary allocation of ULE's purchase price based on the fair value of net assets acquired is as follows:


     (In thousands)                           March 31,
                                               1997

     Current assets acquired                   9,078
     Property,  plant and equipment            3,503
     Intangibles, primarily developed          4,768
     technology
     Current liabilities assumed              (3,087)
     Retirement benefits assumed              (1,676)
     Acquired in-process research and
        development costs                     33,314
                                             --------
     Total purchase price                    $45,000
                                             ========

The purchased intangibles are being amortized over an average estimated useful life of five years. Pro-forma results of operations as if the transaction had occurred at the beginning of fiscal year 1996 are not shown as the information is unavailable as of this filing. Pro-forma information is expected to be included in an amendment to Form 8-K the Company anticipates filing with the Securities and Exchange Commission on or about May 23, 1997. The purchase price allocation is preliminary and is dependant upon the Company's final analysis.

Note 8         Goodwill Impairment

     At June 30, 1996, intangible assets included the excess of the investment in I.E. Optomech ("Optomech") over the fair market value of the net assets acquired of approximately $527,000. The intangible asset was reviewed during the third quarter of 1997 in light of the Company's acquisition of ULE and the resultant closure of Optomech. This review suggested that the Optomech intangible asset was impaired, as determined based on projected cash flows from Optomech over the remaining amortization period. The cash flow projections take into effect the change in strategic focus by the Company for semiconductor laser based applications to ULE, the costs and expected benefit from Optomech products prospectively, and management's intention to cease capital funding at Optomech. Consequently, the carrying value of the Optomech intangible asset totaling $477,000 was written off as a component of operating expenses during the third quarter.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                           UNIPHASE CORPORATION
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS


Risk Factors

     The statements contained in this Report on Form 10-Q that are not purely historical are forward looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions, beliefs or strategies regarding the future. Forward looking statements include the Company's' expectations concerning periodic fluctuations in gross margins and the Company's liquidity, anticipated cash needs and availability, and anticipated expense levels under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." All forward looking statements included in this document are based on information available to the Company on the date of this Report, and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Among the factors that could cause actual results to differ materially are: the cyclicality of the semiconductor industry, the declining market for gas lasers, development, integration and other risks relating to solid state laser technologies, management of growth, the Uniphase Laser Enterprises (ULE) and UTP Fibreoptics acquisition, variability and uncertainty of quarterly operating results, dependence on key OEM relationships and concentration of customer base, dependence on sole and limited source suppliers, difficulties in manufacture of the Company's products and future capital requirements, as detailed below. You should also consult the risk factors listed from time to time in the Company's Reports on Form 10-Q, 8-K, 10-K and Annual Reports to Stockholders.

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

     Management of Growth; UTP Fibreoptics and ULE Acquisition

     The Company has experienced recent growth through increased levels of operations in its existing businesses, the acquisition of UTP in May 1995 and the acquisition of ULE in March 1997. The Company is devoting significant resources to develop new solid state lasers for OEM customers, to improve products and increase market penetration of its Ultrapointe Systems and to increase its penetration of the CATV and telecommunications industries. In addition, the Company is now increasing its marketing, customer support and administrative functions in order to support an increased level of operations primarily from sales of its telecommunications equipment products. No assurance can be given that the Company will be successful in creating this infrastructure or that any increase in the level of such operations will justify the increased expense levels associated with these businesses.
     In May 1996, the Company acquired UTP Fibreoptics. As a result of acquiring UTP Fibreoptics, the Company has entered the local telecommunications and data communications market in which it had no previous experience, and has expanded its employee base. The success of the UTP Fibreoptics acquisition will be dependent on the Company's ability to integrate UTP Fibreoptics into its existing operations as a division of UTP. UTP's ability to manage UTP Fibreoptics will be complicated by the geographical distance between UTP's facilities in Bloomfield, Connecticut and Chalfont, Pennsylvania and UTP Fibreoptics's locations in the United Kingdom and in Batavia, Illinois. There can be no assurance that the operations of UTP Fibreoptics can be successfully integrated into UTP or that such integration will not strain the Company's available management, manufacturing, financial and other resources.
     In March 1997, the Company acquired ULE. As a result of acquiring ULE, the Company has gained access to a proven semiconductor based laser application for use in telecommunications. The success of the ULE acquisition will be dependent upon the Company's ability to integrate ULE 980nm lasers and future products used in erbrium doped fiber amplifiers
(EDFA) and to many major telecommunication equipment manufacturers. There can be no assurance that the ULE operations can be successfully integrated into UTP or that such integration will not strain the Company's available management, manufacturing, financial and other resources.
     The Company also made capital expenditures in fiscal 1996 to acquire certain properties in San Jose, California totaling 109,000 square feet, which included land, buildings and improvements for an aggregate purchase price of approximately $11.0 million and continues to invest in property, plant and equipment needed for its business requirements, including adding to manufacturing capacity throughout the Company. Any failure to utilize these areas in an efficient manner could have a material adverse effect on the Company.
     The Company currently has no commitments with respect to any future acquisitions. The Company, however, frequently evaluates the strategic opportunities available to it and may in the future pursue acquisitions of additional complementary products, technologies or businesses. Such acquisitions by the Company may result in the diversion of management's attention from the day-to-day operations of the Company's business and may include numerous other risks, including difficulties in the integration of the operations and products, integration and retention of personnel of the acquired companies and certain financial risks. Further acquisitions by the Company may result in dilutive issuances of equity securities, the incurrence of additional debt, reduction of existing cash balances, amortization expenses related to goodwill and other intangible assets and other charges to operations that may materially adversely affect the Company's business, financial condition or operating results.

     Gallium Arsenide

     Gallium Arsenide, referred to as GaAs, is a semiconductor material that has an electron mobility that is up to five times faster than silicon. As a result, it is possible to design GaAs circuits that operate at significantly higher frequencies than silicon circuits. At similar frequencies, GaAs circuits will produce higher signal strength (gain) and lower background interference (noise) than silicon circuits, permitting the transmission and reception of information over longer distances. GaAs circuits can also be designed to consume less power and operate more efficiently at lower voltages than silicon circuits.

     The fabrication of integrated circuits, particularly GaAs devices such as those sold by ULE is a highly complex and precise process. Minute impurities, difficulties in the fabrication process, defects in the masks used to print circuits on a wafer, wafer breakage or other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be nonfunctional. ULE has in the past and may be in the future experience lower than expected production yields, which could delay product shipments and adversely affect gross margins, and there can be no assurance that ULE will be able to maintain acceptable yields in the future. Because the majority of ULE manufacturing costs are relatively fixed, manufacturing yields are critical to the results of operations. To the extent ULE does not achieve acceptable manufacturing yields or experiences product shipment delays, its business, operating results and financial condition could be materially and adversely affected.

     Risks from Customer Concentration.

     A relatively limited number of OEM customers historically have accounted for a substantial portion of UTP's (including ULE) net sales. UTP's sales to any single customer are also subject to significant variability from quarter to quarter. Such fluctuations could have a material adverse effect on both UTP and the Company's business, operating results or financial condition. The Company expects that sales of UTP products to a limited number of customers will continue to account for a high percentage of the net sales for the foreseeable future. Moreover, there can be no assurance that UTP's current customers will continue to place orders or that UTP will be able to obtain new orders from new customers.

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

     Dependence on Key OEM Relationships

     In November 1995, the Company entered into an exclusive OEM resale agreement with Tencor pursuant to which Tencor will distribute Ultrapointe Systems through its worldwide distribution channels. As a result of such agreement, the Company currently expects that Tencor will account for a majority of Ultrapointe's net sales for the foreseeable future. On January 14, 1997, Tencor and KLA Instruments announced a planned merger. The Tencor and KLA merge could affect the Company's OEM agreement with Tencor. In addition, one laser subsystems customer, the Applied Biosystems Division of Perkin-Elmer Corporation, accounted for approximately 12% of the Company's net sales for fiscal years 1996, 1995, and 1994, respectively. The loss of orders from these or other OEM relationships could have a materially adverse effect on the Company's business and operating results.

     Dependence on Sole and Limited Source Suppliers

     Various components included in the manufacture of the Company's products are currently obtained from single or limited source suppliers. A disruption or loss of supplies from these companies or an increase in price of these components would have a material adverse effect on the Company's results of operations, product quality and customer relationships. For example, the Company obtains all the robotics, workstations and many optical components used in its Ultrapointe Systems from Equipe Technologies, Silicon Graphics, Inc., and Olympus Corporation, respectively. The Company currently utilizes a sole source for the crystal semiconductor chip sets incorporated in the Company's solid state microlaser products and acquires its pump diodes for use in its solid state laser products from SDL, Inc., Opto Power Corporation and GEC. The Company also obtains lithium niobate wafers, gallium arsenide wafers, specialized fiber components and certain lasers used in its UTP and ULE products primarily from Crystal Technology, Inc., Fujikura, Ltd., Philips Key Modules, and Sumitomo, respectively. The Company does not have long-term or volume purchase agreements with any of these suppliers, and no assurance can be given that these components will be available in the quantities required by the Company, if at all. Further, UTP depends on relatively specialized components and it cannot be assured that its respective suppliers will be able to continue to meet UTP's requirements.


     Difficulties in Manufacture of the Company's Products

     The manufacture of the Company's products involves highly complex and precise processes, requiring production in highly controlled and clean environments. Changes in the Company's or its suppliers' manufacturing process or the inadvertent use of defective or contaminated materials by the Company or its suppliers could adversely affect the Company's ability to achieve acceptable manufacturing yields and product reliability. In addition, UTP has previously experienced certain manufacturing yield problems that have materially and adversely affected both UTP's ability to deliver products in a timely manner to its customers and its operating results. During the fourth quarter of fiscal 1997, the Company will commence additional manufacturing capacity in proximity to UTP's Bloomfield, Connecticut facility. No assurance can be given that the Company will be successful in manufacturing UTP products at this new facility in the future at performance or cost levels necessary to meet its customer needs, if at all. In addition, UTP established a transmitter production facility in Chalfont, Pennsylvania in March 1996 and consolidated the transmitter production line previously located in Bloomfield, Connecticut into this facility in April 1996. The Company has no assurance that this facility will be able to deliver the planned production qualities of transmitters to customers specifications at the cost and yield levels required. To the extent the Company or UTP does not achieve and maintain yields or product reliability, the Company's operating results and customer relationships will be adversely affected.

     Future Capital Requirements

     The Company is devoting substantial resources for new facilities and equipment for Uniphase Laser Enterprise and to the development of new products for the solid state laser, semiconductor capital equipment, CATV and telecommunications markets. Although the Company believes existing cash balances, cash flow from operations and available lines of credit, will be sufficient to meet its capital requirements at least through the end of calendar year 1997, the Company may be required to seek additional equity or debt financing to compete effectively in these markets. The timing and amount of such capital requirements cannot be precisely determined at this time and will depend on several factors, including the Company's acquisitions and the demand for the Company's products and products under development. There can be no assurance that such additional financing will be available when needed, or, if available, will be on terms satisfactory to the Company.


Results of Operations

     Recent Events

     On March 10, 1997, the Company executed a definitive agreement with IBM Corporation (IBM) and acquired the net assets of Uniphase Laser Enterprises AG (ULE), formerly the laser operations of IBM's Zurich Research Laboratory in Switzerland. As a result of the acquisition, the Company recorded in-process research and development costs of $33.3 million during the third quarter of fiscal 1997 representing the estimated value of development programs that had not reached technological feasibility and therefore charged to operations.


     The ULE acquisition prompted a change in the Company's strategic focus with respect to diode based laser applications that is discussed in detail under "Gross Profit" and "Selling, General and Administrative Expense" herein.


     Net Sales

     In the third quarter of fiscal 1997, ended March 31, 1997, net sales were $26.9 million, which represented an $8.0 million or 43% increase over net sales of $18.9 million in the third quarter of fiscal 1996. For the first nine months of fiscal 1997, net sales were $73.1 million, which represented a $25.8 million or 54% increase over net sales of $47.3 million in the same period of fiscal 1996. Increase in shipments of electro optical components and cable television transmitters for both the quarter and nine-month periods contributed to increased sales of $10.1 million and $24.2 million, respectively, by UTP, offset by a decrease in both the quarter and first nine months of fiscal 1997 in net sales by Ultrapointe of $1.7 million and $2.6 million, respectively. A recent downturn in the semiconductor industry has led certain of Ultrapointe's customers to delay or cancel purchase of the Company's Ultrapointe Systems.

     Gross Profit

     In the third quarter of fiscal 1997, the Company's gross profit increased to $12.2 million or 45.0% of net sales from $9.1 million or 48% of net sales in the same period of fiscal 1996. Inventory charges of approximately $1.0 million resulting from the Company's change in strategic focus with respect diode based laser applications and from the modification of certain customer and product strategies incorporating lower powered amplifiers at UTP contributed to the decline in gross profit to 45% of net sales during the third quarter of 1997. For the first nine months of fiscal 1997, gross profits were $33.9 million or 46% of net sales as compared to $22.2 million or 47% from the same period of fiscal 1996. Gross profit as a percentage of sales also declined for both the quarter and first nine months of fiscal 1997 due to a decline in net sales of relatively high margin Ultrapointe Systems and a higher proportion of revenue from certain low margin telecommunication components. There can be no assurance that the Company will be able to sustain its gross margin at the current levels.
The Company expects that there will continue to be periodic fluctuations in its gross margin resulting from changes in its sales and product mix, competitive pricing pressures, manufacturing yields, inefficiencies associated with new product introductions and a variety of other factors.

     Research and Development Expense

     In the third quarter of fiscal 1997, research and development expense was $2.6 million or 9% of net sales which represented a 56% increase over research and development expense of $1.6 million or 9% of net sales in the third quarter of fiscal 1996. For the first nine months of fiscal 1997, research and development expense was $6.3 million or 9% of net sales which represents a $2.2 million or 54% increase over the same period in fiscal 1996. The increase in research and development expense is primarily due to increased expenditures associated with the continued development and enhancement of the Company's Ultrapointe and telecommunications product lines.

     Royalty and License Expense

     In the third quarter of fiscal 1997, royalty and license expense decreased $66,000 to $389,000 from $455,000 in the same period of fiscal 1996 and decreased as a percentage of net sales to 1% in the quarter ended March 31, 1997 from 2% in the same period in fiscal 1996. For the first nine months of fiscal 1997, royalty and license expense of $1.2 million was consistent with fiscal 1996 but decreased as a percentage of sales to 2% from 3% in the same period of fiscal 1996 due to the increasing proportion of revenues that the Company derived from royalty-free UTP products.
     The Company continues to develop products in laser, telecommunications and semiconductor equipment technology. There are numerous patents in these areas that are held by others, including academic institutions and competitors of the Company. Such patents could inhibit the Company's ability to develop, manufacture and sell products in this area. A number of the patents are conflicting. If there is conflict between a competitor's patents or products and those of the Company, it could be very costly for the Company to enforce its rights in an infringement action or defend such an action brought by another party. In addition, the Company may need to obtain license rights to certain patents and may be required to make substantial payments, including continuing royalties, in exchange for such license rights. There can be no assurance that licenses to third party technology, if needed, will be available on commercially reasonable terms.


     Selling, General and Administrative Expense

     In the third quarter of fiscal 1997, selling, general and administrative expense was $9.0 million or 33% of net sales, which represented a $5.7 million increase over selling, general and administrative expense of $3.3 million or 19% of net sales in the third quarter of fiscal 1996. For the nine months of fiscal 1997, selling, general and administrative expense was $17.6 million or 24% of net sales which represented a $8.7 million increase over selling and administrative expense of $8.9 million or 19% of net sales in the same period of fiscal 1996. As a result of the ULE acquisition and a change in strategic focus for diode based laser applications, the Company recorded charges of $3.2 million to consolidate its European Laser research to Switzerland, close its Uniphase Lasers, Ltd. Facility in Rugby, England , consolidate laser packaging operations and to recognize the modification of certain customer and product strategies at UTP incorporating lower powered amplifiers. The Company also increased its allowance for doubtful accounts and certain other reserves unrelated to the ULE acquisition by $1.3 million during the third quarter, primarily related to its telecommunications operations. These charges increased selling, general and administration expense from 17% to 33% of net sales, and from 18% to 24% for the first nine months of fiscal 1997.

     Acquired In-Process Research and Development

     Acquired in-process research and development costs of $33.3 million in the third quarter of fiscal 1997 were attributable to the Company's net asset purchase of ULE, formerly the laser operations of IBM's Zurich Research Laboratory in Switzerland. See Notes 1 and 7 of the Notes to Condensed Consolidated Financial Statements.

     Interest and Other Income, Net

     In the third quarter of fiscal 1997, interest and other income, net was $877,000, which represented a $428,000 increase over $449,000 in the third quarter of fiscal 1996. For the first nine months of fiscal 1997, interest and other income, net increased to $2.8 million from $887,000 in the same period of fiscal 1996. The increase in the interest and other income, net is due to the related interest on investment of proceeds received on sale of common stock in June 1996. Non-operating income is expected to decrease in the fourth quarter due to a reduction in investments of $45 million for the purchase of ULE during the third quarter of fiscal 1997.

     Income Tax Expense

     As stated in Note 3 of Notes to Consolidated Financial Statements, the effective tax rate used for the first nine months of fiscal 1997 was 36% applied to profit before taxes, exclusive of the deductions for acquired in-process research and development as compared to 35% used in the same period of fiscal 1996. The Company has established a valuation allowance against its deferred tax assets generated in the third quarter of fiscal 1997 due to the uncertainty surrounding the realization of such assets. Management evaluates on a quarterly basis the recoverability of the deferred tax assets and the level of the valuation allowance. At such time as it is determined that it is more likely than not that deferred tax assets are realizable, the valuation allowance will be appropriately reduced.


Liquidity and Capital Resources

     At March 31, 1997 the Company's combined balance of cash, cash equivalents and short-term investments was $71.0 million. The Company has met its liquidity needs to date primarily through cash generated from operations and sales of its equity securities.
     Cash provided by operations was $8.8 million for the first nine months of fiscal 1997. Cash provided by operating activities is primarily the result of net losses of $27.8 million reduced by noncash charges during the year for depreciation and amortization of $3.6 million and acquired in-process research and development costs of $33.3 million.
     Cash used in investing activities was $39.6 million for the first nine months of fiscal 1997. The acquisition of ULE accounted for $45 million of investing activity. The Company incurred capital expenditures of $8.9 million primarily in facilities improvements and the acquisition of manufacturing and other equipment to expand its manufacturing capacities and research and development efforts primarily in its telecommunications product line. These programs were primarily funded through the liquidation of short-term investments of $14.3 million net during the first nine months of fiscal 1997. The Company also anticipates additional capital expenditures of approximately $6 million for the remainder of the fiscal year.
     The Company generated $2.6 million from financing activities for the nine-month period ended March 31, 1997. The increase is due primarily to the exercise of stock options and the sale of stock through an employee stock purchase plan totaling $3.l million.
     The Company has a $5.0 million revolving line of credit with a bank. There were no borrowings under the line of credit at March 31, 1997. Advances under the line of credit bear interest at the bank's prime rate (8.5% at March 31, 1997) and are secured by inventories and accounts receivable. Under the terms of the line of credit agreement, the Company is required to maintain certain minimum working capital, net worth, profitability levels and other specific financial ratios. In addition, the agreement prohibits the payment of cash dividends and contains certain restrictions on the Company's ability to borrow money or purchase assets or interests in other entities without the prior written consent of the bank. The line of credit expires on January 28, 1999. Through the acquisition of UTP Fibreoptics, the Company assumed certain previously established lines of credit. All outstanding borrowing against these lines of credit were repaid in September 1996.
     The Company believes that its existing cash balances and short-term investments, together with existing cash flow from operations and available line of credit will be sufficient to meet its liquidity and capital spending requirements at least through the end of calendar year 1997. However, possible acquisitions of complementary businesses, products or technologies may require additional financing prior to such time. There can be no assurance that additional financing will be available when required or, if available, will be on terms satisfactory to the Company.


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

     None

Item 5.  Other Information

     None

Item 6.  Exhibits and Reports on Form 8-K

     a)  Exhibits
       2.1 Purchase Agreement among Uniphase Corporation, International Business Machines
Corporation, and Uniphase Laser Enterprise AG (incorporated by reference to
exhibits of                   Registrant's Form 8-K filed on March 25,
1997).
       2.2        Technology License Agreement (incorporated by reference
to exhibits of Registrant's Form 8-                    K filed on March 25,
1997).
       2.3    Patent License Agreement (incorporated by reference to
exhibits of Registrant's Form 8-K filed                on March 25, 1997).
       2.4        The Agreement for Exchange of Confidential Information
(incorporated by reference to                     exhibits of Registrant's
Form 8-K filed on March 25, 1997).
       10.1  Loan and Security Agreement, dated January 28, 1997, between
Bank of the                                  West and Registrant.
(incorporated by reference to exhibit 10.1 of Registrant's Form 10-
Q for the quarter ended December 31, 1996 as filed on February 14, 1997).
       27.    Financial Data Schedule

     b)  Forms 8-K

          The Company reported its purchase of the assets of IBM Laser Enterprise with the Commission on March 25, 1997.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Uniphase Corporation
                                   (Registrant)

Date   May 7, 1997            /s/ Danny E. Pettit
                              Danny E. Pettit, Vice President of Finance
and CFO
                              (Principal Financial and Accounting Officer)

Date   May 7, 1997            /s/ Kevin N. Kalkhoven
                              Kevin N. Kalkhoven, Chairman and CEO
(Principal Executive Officer)