Form 10-Q/A
period 1997-03-31
UNIPHASE CORP /CA/
filed 1997-06-10
CIK 912093

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                  FORM 10-Q/A
                                  AMENDMENT 1

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
          Class                                   Number of Shares



 This amendment to Part I, Item 1. of the 10-Q filed on May 8, 1997, is to clarify certain misstatements made on the Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 1997 and 1996 and Note 7. on Notes to Condensed Conolidated Financial Statements.


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
                                                    =======  ========

See accompanying notes on page 5

                           UNIPHASE CORPORATION

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

(In thousands)                                          Nine Months Ended
                                                           March 31,

                                                          1997     1996
Operating activities
   Net income (loss)                                    $(27,810)   5,661
   Adjustments to reconcile net income to cash
provided by operating activities:
      Depreciation and amortization                        3,595    1,435
      Acquired in-process research and development        33,314      --
      Write-off of property, plant and equipment           1,500      --
      Write-off of intangible assets and other assets        500      --
   Change in operating assets and liabilities:
         Accounts receivable                              (2,702)  (4,031)
         Inventories                                      (6,595)  (3,332)
         Deferred income taxes and other current
           assets                                          4,159      152
         Accounts payable, accrued liabilities and others  2,858    2,717
                                                         -------  -------
Net cash provided by operating activities                  8,819    2,602
                                                         -------  -------

Investing activities
   Increase in other assets                                   --       21
   Purchase of short-term investments                   (18,291)  (36,731)
   Proceeds from sale of short-term investments           32,605    8,212
   Purchase of property, plant and equipment             (8,894)  (14,665)
   Purchase of net assets of Laser Enterprise           (45,000)      --
   Purchase of additional equity interest in I.E.
     Optomech                                                --      (238)
                                                         -------  --------
Net cash used in investing activities                   (39,580)  (43,401)
                                                         -------  --------

Financing activities
   Notes payable to bank                                   (548)     --
   Proceeds from issuance of common stock  from public
     and other offerings                                     --    52,812
   Proceeds from issuance of common stock under stock
     option and stock purchase plans                       3,114    3,688
                                                        --------  -------
Net cash provided by financing activities                  2,566   56,500
                                                        --------  -------

Increase (decrease) in cash and cash equivalents        (28,195)   15,701
Cash and cash equivalents at beginning of period          52,463    2,880
                                                        --------  -------
Cash and cash equivalents at end of period              $ 24,268  $18,581
                                                        ========  =======

Supplemental Cash Flow Information
     Tax benefits on stock option and stock purchase
        plans                                           $  6,884       --
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

     The preliminary allocation of ULE's purchase price based on the fair value of net assets acquired is as follows:


     (In thousands)                           March 31,
                                               1997

     Current assets acquired                   9,078
     Property,  plant and equipment            3,503
     Intangibles, primarily developed          4,768
     technology
     Current liabilities assumed              (3,087)
     Retirement benefits assumed              (1,676)
     Acquired in-process research and
        development costs                     33,314
                                             --------
     Total purchase price                    $45,900
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


                                   Uniphase Corporation
                                   (Registrant)

Date   June 9, 1997            /s/ Danny E. Pettit
                              Danny E. Pettit, Vice President of Finance
and CFO
                              (Principal Financial and Accounting Officer)

Date   June 9, 1997            /s/ Kevin N. Kalkhoven
                              Kevin N. Kalkhoven, Chairman and CEO
(Principal Executive Officer)