Form 10-K
period 1997-06-30
UNIPHASE CORP /CA/
filed 1997-09-25
CIK 912093

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1997
                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM             TO

                         COMMISSION FILE NUMBER 0-22874
                            ------------------------

                              UNIPHASE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        DELAWARE             163 BAYPOINTE PKWY SAN JOSE, CA        95134          94-2579683
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

             TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------------------------------------------------------------------------------
                     None                                          None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                    COMMON STOCK, PAR VALUE $.001 PER SHARE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  [X]     No  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of September 15, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $793,456,741 based upon the average of the high and low prices of the Common Stock as reported on The Nasdaq National Market on such date. Shares of Common Stock held by officers, directors and holders of more than 5% of the outstanding Common Stock have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of September 15, 1997, the Registrant had 17,181,518 shares of Common Stock.

      DOCUMENTS INCORPORATED BY REFERENCE (To the Extent Indicated Herein) Portions of registrants 1997 Annual Report to Stockholders (Part II)
    Portions of registrant's Proxy Statement for its 1997 Annual Meeting of
                            Stockholders (Part III)

================================================================================

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Uniphase Corporation ("Uniphase" or the "Company") is an optoelectronics company that designs, develops, manufactures and markets fiber optic telecommunications equipment products, laser subsystems and laser-based semiconductor wafer defect examination and analysis equipment. Optoelectronics is a technology that extends the speed and capacity of conventional electronic solutions by addressing many of the constraints of the electron with the particle of light, the photon. Since its founding, Uniphase has shipped over one million lasers and is a supplier of laser subsystems for OEMs in the biotechnology, industrial process control, semiconductor wafer inspection, and graphics and printing markets.

     The Company's strategy is to leverage its core competencies in laser technology to develop highly focused and differentiated applications where there is a convergence of market need and optoelectronic technology. The Company extended its optoelectronic product offerings by acquiring Uniphase Telecommunications Products, Inc. ("UTP") in May 1995. UTP designs, develops, manufactures and markets high-speed external modulators and transmitters for fiber optic networks in the long-haul telecommunications and cable television ("CATV") industries. The UTP modulator and transmitter technology allow for more telecommunication information to travel longer distances through a fiber optic cable. These UTP products used in conjunction with the wavelength division multiplexing allows the telecommunication industry to increase capacity of a fiber route up to sixteen times by sending multiple signals through a single optical fiber. The UTP products are also used in the CATV industry to allow signal transmission over long distances and higher fidelity quality. In May 1996, the Company acquired two affiliated companies, GCA Fibreoptics Ltd. ("GCA") and Fiberoptic Alignment Solutions, Inc. ("FAS") which the Company operates as a division under the name of UTP Fibreoptics ("UFP"). UFP custom packages laser diodes, LEDs and photodetectors for OEMs for use in fiber optic networks for local telecommunications and data communications. In March 1997, the Company acquired the net assets of Uniphase Laser Enterprise ("ULE") from IBM Corporation's ("IBM") Zurich Research Laboratory in Switzerland. ULE designs, develops and manufactures the semiconductor chip used in erbium doped fiber amplifiers ("EDFA"). The ULE pump lasers are key components of optical amplifiers used by the telecommunications and CATV markets. These optical amplifiers allow optical signals to be transmitted over twice the distance of optoelectronic regenerators and are utilized in the CATV and telecom systems. The acquisitions of UFP and ULE expands the Company's presence in the optoelectronic communications markets.

     The Company's knowledge of laser technology enabled it to introduce an optoelectronics application for the semiconductor capital equipment industry, the Ultrapointe laser imaging system ("Ultrapointe System"), in June 1993. The Ultrapointe System works in conjunction with automated inspection systems from vendors such as KLA-Tencor Corporation ("KLA-Tencor," formerly known as KLA Instruments and Tencor Instruments prior to their merger in fiscal 1997) to enable semiconductor manufacturers to more accurately identify and classify defects. This defect examination and analysis procedure enables semiconductor manufacturers to improve yields by identifying and containing process problems. In May 1996, the Company introduced its IdentifierTM software product, an optional feature that provides automated defect classification ("ADC") capability for Ultrapointe Systems. Working in conjunction with the Ultrapointe System, the IdentifierTM software automates the defect classification process, thereby improving the precision and repeatability of defect classification. In July 1997, Ultrapointe and KLA-Tencor signed a new OEM agreement, that superceded all previous agreements, to be the exclusive reseller of the Ultrapointe System and ADC.

COMPANY STRATEGY

     The Company seeks to leverage its expertise in optoelectronics to develop highly focused and differentiated applications where there is a convergence of market need and optoelectronic technology. Uniphase seeks to integrate its strengths in photonics, electronics and software development to provide innovative and cost effective solutions to its customers. The key elements of Uniphase's business strategy are as follows:

     - Capitalize on Expertise in Laser Technology and Laser
       Manufacturing. Since its inception in 1979, Uniphase has sold over one million lasers to OEM customers. The Company is currently developing solid state lasers for its existing OEM customers and new applications. In this regard, Uniphase has commercially introduced a series of green wavelength solid state microlasers and a series of continuous wave and pulsed infrared solid state lasers. In addition, the Company is in the late stage of development of blue wavelength solid state microlasers. The Company believes that it is well positioned to continue development of and penetrate the market for solid state lasers, which the Company believes will be the primary commercial laser technology in the future.

     - Offer Applications Differentiated by Optoelectronic Technologies. The Company's expertise in laser technology has enabled it to successfully introduce and market applications products in the semiconductor capital equipment and telecommunications equipment markets. The Company's Ultrapointe Systems utilize high resolution laser imaging systems for the examination and analysis of wafer defects that are as small as 0.1 micron. The Company also develops and produces optical external modulators and associated transmitters for fiberoptic CATV transmission systems as well as modulators for long haul fiber optic digital transmission. The Company intends to offer custom packaged laser diodes and photodetectors for the efficient transmission of voice, data and video across local fiber optic systems. The Company also designs, manufactures, and markets pump lasers for optical amplifiers used in fiber optic telecommunications and CATV systems.

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

PRODUCTS AND MARKETS

     The Company offers optoelectronic products in three principal product families: laser subsystems, semiconductor capital equipment and fiber optic telecommunications equipment products. The Company's laser subsystems were the Company's initial product offering and these operations have enabled the Company to invest in the further development of its laser technology and to offer new applications products. In fiscal 1994, the Company first shipped its Ultrapointe System for defect examination and analysis of semiconductor wafers. In May 1995, the Company acquired UTP to provide high-speed external modulators and transmitters for the fiber optic networks in the long-haul telecommunications and CATV industries. In May 1996, the Company acquired UFP, which custom packages laser diodes, LEDs and photodetectors for OEMs for use in fiber optic networks for local telecommunications and data communications. In March 1997, the Company acquired ULE to manufacture semiconductor chips used in the optoelectronic communications market. The following table sets forth the Company's net sales by product family in fiscal years 1997 and 1996:

                                                                       NET SALES
                                                                   FISCAL YEAR ENDED
                                                                        JUNE 30,
                                                                  --------------------
                           PRODUCT CATEGORY                         1997        1996
        ------------------------------------------------------    --------     -------
                                                                     (IN THOUSANDS)
        Laser Subsystems......................................    $ 39,894     $36,565
        Semiconductor Capital Equipment.......................      15,366      17,584
        Telecommunications Equipment..........................      51,706      14,924
                                                                  --------     -------
                                                                  $106,966     $69,073
                                                                  ========     =======

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

          LASER TYPE            WAVELENGTH       POWER       PRICE RANGE(1)         APPLICATIONS
    -----------------------    ------------    ---------    ----------------    --------------------
    Gas:
               He-Ne                 633 nm    1-25 mW            $50-$1,500    CAE Photoplotting
               Argon             458-515 nm    3-75 mW        $2,500-$12,000    Capillary
                                                                                Electrophoresis
                                                                                Color Separation
    Solid
    State:
               Microlaser       473-1064 nm    5-50 mW         $4,000-$9,000    Direct-to-Plate
                                                                                Printing
                                                                                DNA Sequencing
                                                                                Flow Cytometry
                                                                                Particle Counting
                                                                                Semiconductor Wafer
                                                                                Inspection

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

     Uniphase introduced a series of green wavelength solid state microlasers in May 1994. The Company is in the late stage of development of blue wavelength solid state lasers and the Company has shipped such lasers to certain customers for evaluation purposes. These products consist of a power supply and an infrared diode laser coupled to a proprietary crystal structure contained in a temperature controlled housing. The Company believes that these products will ultimately address the principal markets currently served by Uniphase's argon laser products. The Company also believes that the reduced size and power requirements of these microlasers will permit new applications for these products, although no assurance can be given that these microlasers will achieve commercial acceptance for use in existing or any new applications.

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

     One of the semiconductor industry's responses to the increasing vulnerability of semiconductor devices to smaller defects has been to employ defect detection and inspection that is closely linked to the manufacturing process. Semiconductor process engineers monitor their processes more closely, identifying defects and their origins in order to reduce their recurrence and maintain and improve process yields. Presently, automated inspection systems such as those manufactured by KLA-Tencor are used on-line to detect and locate defects as small as 0.1 micron. A single wafer may be inspected numerous times during its progression through manufacturing. These on-line detection systems use advanced image processing and innovative laser scanning technologies to achieve high sensitivity and speed.

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

  The Ultrapointe System Solution

     The Company established its Ultrapointe subsidiary in fiscal 1992 and began shipping Ultrapointe Systems in fiscal 1994. The Ultrapointe System is a laser imaging system that is capable of examining microscopic defects with the ease and speed of conventional microscopes while also offering increased resolution and the ability to provide three-dimensional ("3-D") images. This system combines state-of-the-art high speed laser scanning technology, real-time confocal imaging and digital image reconstruction to allow for 3-D imaging of semiconductor defects as small as 0.1 micron. The Ultrapointe System works in conjunction with automated inspection systems from vendors such as KLA-Tencor to enable semiconductor manufacturers to more accurately identify and classify defects. This defect examination and analysis procedure enables semiconductor manufacturers to improve yields by identifying and containing process problems. Ultrapointe Systems operate in the manufacturing cleanroom, adjacent to automated inspection systems, and can in seconds produce detailed images of defects even when they are very small or embedded or buried in films. The Company believes that its Ultrapointe System is the only currently available, non-destructive wafer inspection tool with increased resolution and 3-D imaging capabilities that is capable of both examining certain sub-surface wafer defects and accurately analyzing the sources of defects.

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

     The Ultrapointe System has a base list price of $368,000. The system can also be tailored, through software, to interface with various automated inspection systems and local area networks. The Ultrapointe System includes full wafer automation and handling and a Silicon Graphics workstation. The images available include a conventional, real time white light microscopy image, real time laser confocal "slices" and a multiple slice top view of the wafer surface and defect. The full resolving power of the laser images is available and surface, embedded and buried defects can be viewed. The product includes advanced two dimensional ("2-D") and 3-D imaging.

     The Ultrapointe System currently requires a human operator to classify defects. In May 1996, the Company introduced its first Identifier(TM) software product, an optional feature using white light that provides automatic defect classification capability for Ultrapointe Systems. Working in conjunction with the Ultrapointe System, the Identifier(TM) software automates the defect classification process, thereby improving the precision and repeatability of defect classification. In December 1996, a laser image version of the Identifier(TM) was introduced. The laser ADC product has improved classification capabilities for more complex "metal" layers of semiconductor devices. The ability to review defects using ADC software is becoming increasingly important to semiconductor manufacturers as it facilitates defect classification without direct operator evaluation at each defect site. This automation can improve reliability and consistency by eliminating operator-induced variations. In addition, such automation helps speed analysis of the vast amounts of defect data and classifications necessary for yield enhancement programs. The Company developed the Identifier(TM) software using technology licensed from ISOA, Inc. and in cooperation with the semiconductor industry consortium, SEMATECH. The Identifier(TM) has a base list price of $150,000.

     In July 1997, the Company entered into a three-year agreement with KLA-Tencor under which KLA-Tencor became the exclusive reseller for the Company's Ultrapointe Systems and the Identifier(TM), the Company's ADC software product. Under the Agreement, KLA-Tencor will distribute the Ultrapointe System under its own label worldwide and has the responsibility for installation and service of the systems it sells.

TELECOMMUNICATIONS EQUIPMENT PRODUCTS

     Fiber optic cable is gaining widespread acceptance in upgrades and new installations of CATV and telecommunications systems worldwide. The use of fiber optic cable results in vastly improved performance, flexibility, reliability and lower installation and operating costs when compared to traditional copper and coaxial cable. Moreover, technological innovation and market forces are creating increased demand for communication transmission systems with multiple delivery capability and higher performance and reliability features. Further, telecommunications interexchange carriers are being required to provide higher speed data transmission over longer lengths of installed optical fiber between electronic repeater stations. Due to the high cost of new fiber installations, interexchange carriers seek to utilize the installed fiber base to the greatest extent possible. In the CATV industry, consolidation has resulted in a smaller number of multiple system operators controlling larger networks. These operators, who compete with other technologies such as direct broadcast satellite television, are upgrading their systems and seek economical solutions that will increase their network flexibility and reliability. The Company participates in these markets through its UTP, UFP and ULE subsidiaries.

  UTP Background

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

     The Company produces lithium niobate integrated optic circuits by using its proprietary Annealed Proton Exchange (APE(R)) fabrication process. The Company believes that this process produces modulators which can have higher optical power handling, and can be fabricated into a bias free mode (advantageous for digital systems) as compared with competing external modulators. The Company also sells customized external modulators for a variety of customer applications.

     The Company's principal modulator products include:

               TYPE                      WAVELENGTH                   APPLICATION
-----------------------------------  -------------------  -----------------------------------
CATV Modulators....................  1300 nm, 1550 nm     CATV Super Trunk Transmitter
2.5 and 10 Gbps Digital
  Modulators.......................  1300 nm, 1550 nm     OC-48 and OC-192
                                                          Telecommunications, respectively
Microwave and Radio Frequency
  Modulators.......................  1300 nm, 1550 nm     Antenna Links and Radar

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

     The principal applications addressed by UTP products are as follows:

     - Long-Haul Telecommunications. The principal long-haul telecommunications application addressed by the Company is a 2.5 Gbps transmission system for long distance telephone interexchange carriers. The Company's external modulators are used in these systems to significantly increase the space between repeaters in such systems. The Company's modulators allow the transmission of up to 32,000 phone conversations over a single fiber to switching sites across distances of up to 350 miles. In addition, the Company's external modulators are well suited for WDM applications at 2.5 Gbps. In such applications, multiple wavelength telecommunications signals are transmitted over the same fiber, thereby multiplying the capacity of the fiber cable system. Telecommunications customers are presently deploying systems with up to 16 separate wavelengths in order to accommodate 40 Gpbs using UTP's OC-48 modulators. The Company is also developing a higher speed modulator to provide similar capability at 10 Gbps (OC-192 data rate).

     - Cable. The principal cable television applications addressed by the Company are externally modulated transmitters for trunk-line applications. These transmitters operate at the preferred optical wavelength of 1550 nm. They incorporate high power (20 mw) diode lasers and the Company's modulators to provide high optical powers for the transmission of broadcast television signals over long distances. In addition, they are compatible with existing optical amplifier technology, which allows the transmission distance or the subscriber area to be increased. The Company's modulated transmitters are designed for use in broadband systems, are operational over bandwidths of up to 1 Ghz and are compatible with hybrid fiber coax ("HFC") systems being developed by certain telecommunications equipment providers for the transmission of voice, data and video.

     - Specialty Products and Markets. In May 1996, UTP entered into an agreement with Sanders, a Lockheed Martin Company, to develop fiber optic transmitters for the United States government to be installed on high performance aircraft. Additional applications for the Company's integrated optic modulators include fiber optic gyroscopes ("FOGs"), analog RF fiber optic systems and laboratory and research and development activities. The Company is a leading commercial supplier of multi-function integrated optic signal processing chips for FOGs. FOGs are intended for use in commercial aviation, military/aerospace and industrial applications. The Company also offers a variety of integrated optic modulators and switches for use at frequencies to 20 Ghz that are being used in a large variety of industrial, government and university research and development programs.

  UFP Products and Markets

     In May 1996, the Company acquired UFP, which custom packages laser diodes, LEDs and photodetectors for OEMs for use in fiber optic networks. UFP uses its proprietary technologies of epoxy-based attachment and laser welding to attach fiber ("pigtailing") to these optoelectronic components in a variety of configurations to meet the specific needs of its OEM customers.

     The principal applications addressed by UFP are as follows:

     - Data communications. The ever-increasing use of computer networks is fueling a growth in fiber data communications systems. Fiber offers advantages over copper-wire links that include longer distance transmission, higher data rates, ease of multiplexing, and immunity from electromagnetic interference. UFP offers custom packaged optical sources and detectors for a variety of fiber-based data communications applications such as single-fiber Ethernet and Token Ring.

     - Local telecommunications. Low-cost diodes are used in the feeder and loop portions of the local telephone network to accommodate various data rates. The Company supplies custom packaged components to telecommunications equipment manufacturers. For example, UFP supplies custom laser-diode submodules for use as optical sources and detectors in SONET OC-3 (155 Mbps) networks.

     - Specialty Markets. UFP products are well suited for several specialty markets such as fiber optic test and measurement equipment, fiber optic sensors and military and aerospace data communications applications. For example, the Company pigtails red diode lasers for use in hand-held fiber optic fault locators.

  ULE Background

     A major enhancement of fiber optic systems is due to the development and deployment of the optical fiber amplifier. This optical device amplifies in-coming optical signals without having to convert them to electrical signals, as was the case with the older-generation electronic regenerators. These optical amplifiers are higher performance and lower cost than regenerators. They operate in the 1550 nm wavelength range where optical fiber has its lowest transmission loss.

     An optical amplifier is composed on a fiber with specially introduced impurities (erbium), a diode laser for pumping (energizing) the fiber and a variety of other components such as couplers, isolators and control electronics. The key components are the fiber and pump laser, and very high reliability had to be established for each of these new components. The preferred pump laser is an GaInAs/GaAs structure operating at 980 nm.

     Advantages of optically amplified fiber communication systems, compared to their counterparts using electronic regenerators are:

     - Longer distances between amplifiers. Optical amplifiers can span over twice the distance achievable with optoelectronic regenerators. They also operate at the most transparent wavelength range of optical fiber.

     - Flexible and upgradeable signal content. Optical amplifiers are bit-rate transparent; for example 155 Mb/s and 2.5 Gb/s data can equally well be passed through the same amplifier. They also can simultaneously accommodate multiple wavelengths in a WDM system. Amplifiers are being deployed for CATV as well as telecom systems.

     - Lower cost equipment. Optical amplifiers used in high speed WDM systems offer considerable savings in regeneration than a comparable electrically regenerated system.

  ULE Products and Markets

     In March 1997, the Company acquired ULE, which designs, develops, manufactures and markets pump lasers for optical amplifiers used in fiber optic telecommunications and CATV systems. This acquisition enables the Company to provide an additional key component to high-performance fiber optic systems.

     ULE produces pump lasers in GaInAs/GaAs materials. These lasers operate at the preferred pump wavelength of 980 nm. ULE invented and brought to manufacturing a laser fabrication process that incorporates a special laser-facet passivation technique (referred to as E2) that provides the necessary laser lifetimes required to meet telecommunication-equipment reliability. ULE supplies these lasers in chip form and on submounts to companies that package them for incorporation into amplifiers by telecom OEMs. These lasers operate at a variety of power levels and wavelengths.

     The principal applications addressed by ULE products are as follows:

     - Long-haul telecommunications. Optical amplifiers are commonly used into today's fiber systems that span more than 150 km and operate in the low-loss 1550 nm wavelength range. The amplifiers are used in high-speed (OC-48) and WDM systems (up to 16 wavelengths) ULE provides pump for the majority of amplifiers used today in terrestrial applications.

     - Cable. Optical amplifiers are widely used in the trunking (backbone) portion of CATV networks. These trunking lines are typically 50-100 km in length, operate at 1550 nm, and achieve higher signal fidelity by incorporating the amplifiers. Amplifiers are beginning to be used for the distribution portion of some CATV networks, especially in international deployments. ULE provides high-power (200 mW) pumps for these amplifiers.

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

                              WAFER INSPECTION
BIOTECHNOLOGY INSTRUMENTS          SYSTEMS                   GRAPHICS AND PRINTING SYSTEMS
-------------------------     -----------------     ------------------------------------------------
Applied Biosystems            ADE Corporation       Crosfield Electronics Ltd.
Beckman Instruments           Nikon Corporation     Gerber Systems Corporation
Coulter Corporation           KLA-Tencor            Optronics, a division of Intergraph Corporation
Molecular Dynamics                                  Purup Pre-Press A/S

     One laser subsystems customer, the Applied Biosystems Division of Perkin-Elmer Corporation, accounted for approximately 10%, 12% and 12% of the Company's net sales for fiscal years 1997, 1996, and 1995, respectively. In addition, in fiscal 1996, KLA-Tencor (formerly known as Tencor) accounted for 13% of the Company's sales through the purchase of both laser subsystems and Ultrapointe Systems. A reduction or delay in orders from this customer could adversely affect the Company's results of operations.

     In fiscal 1997, Uniphase marketed its Ultrapointe Systems through KLA-Tencor's worldwide distribution channels and a network of four independent sales representatives in the United States. In Japan, the Company had a distribution agreement with KLA-Tencor and Innotech Corporation for sales to Japan's semiconductor industry. In Europe and the Pacific Rim, the Company distributes its products through KLA-Tencor; however, the Company has the right to market its products through its own distribution channels. In July 1997, Ultrapointe and KLA-Tencor signed a new OEM agreement, that superceded all previous agreements, to be the exclusive reseller of the Ultrapointe System and ADC software. Therefore, the distribution agreement with Innotech Corporation and the four independent sales representation agreements were terminated by Ultrapointe effective September 1997 and October 1997, respectively.

     As of June 30, 1997, the Company had sold 117 Ultrapointe Systems in the United States, Europe, Japan and the Pacific Rim. Customers for the Company's Ultrapointe System include:

American Microsystems                              Microunity
Analog Devices                                     Motorola*
Applied Materials                                  Philips Semiconductors*
Digital Equipment Corporation*                     Samsung*
Fujitsu, Ltd.*                                     SEMATECH
IBM Corporation*                                   Sony Corporation
Intel*                                             TSMC*
LSI Logic Corporation*                             Toshiba*
Lucent Technologies*                               Texas Instruments
L.G. Semicon                                       VLSI Technology*
Matsushita Electric*                               VTC
Micron Technology*                                 Yamaha Corporation

---------------

* Indicates customers that have purchased multiple Ultrapointe Systems.

     The Company markets its telecommunications equipment products to OEMs through its own direct sales forces in Bloomfield, Connecticut; Chalfont, Pennsylvania; Switzerland; Germany and Scandinavia. In addition, UTP sells its products through distributors in select European countries, Japan, Taiwan, Korea and India. Customers for the Company's telecommunications equipment products include:

Alcatel                                            Lasertron
Ciena                                              Nortel
General Instruments                                Scientific Atlanta
GPT                                                TRW

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

     A high level of customer support is also necessary when providing production instrumentation for the semiconductor industry. KLA-Tencor and all distributors of Ultrapointe Systems are responsible for sales, installation, warranty and post-warranty support. Ultrapointe Systems generally carry a one-year warranty from the date of installation or fifteen months from shipment, whichever occurs first. Service contracts are available for system support after the warranty period.

RESEARCH AND DEVELOPMENT

     During fiscal years 1997, 1996, and 1995, Uniphase spent $9.3 million, $5.8 million, and $3.7 million, respectively, on research and development. In fiscal 1997, 1996 and 1995, Uniphase incurred charges totaling $33.3 million, $4.5 million and $4.5 million for acquired in-process research and development, which were incurred in connection with the acquisition of ULE in fiscal 1997, UFP in fiscal 1996 and UTP in fiscal 1995. In fiscal 1997, the Company's laser research and development efforts focus primarily on the continued development of solid state lasers. These programs are supported by a $1.4 million award, which expires in December 1998 from the Advanced Technologies Program of the Department of Commerce. The Company also has development and licensing agreements with Stanford University and the University of St. Andrews, Scotland which give the Company the right to manufacture and sell certain next generation laser products being developed by these universities. If the Company manufactures such products, it will be required to pay the universities certain royalties based on sales of the products.

     The Company continues to devote research and development resources to its Ultrapointe Systems product line. These efforts focus on the Company's Identifier(TM) software product and enhancement of laser images. In addition to the Identifier(TM), the Company is also exploring a number of methods to improve the resolution of the scanning laser confocal microscopy technique used in the Ultrapointe System and to accommodate future generations of higher density semiconductor devices. Ultrapointe's efforts regarding the next generation of semiconductor devices have also been in the handling of larger wafers (300 mm in diameter).

     The Company is developing new and enhanced telecommunications equipment products and enhancing its manufacturing capability for telecommunications equipment products. For example, higher performance modulators and transmitters are under development, as are advanced multi-gigabit modulators. In manufacturing, the Company is developing improved CAD design tools and advanced modulator packages. The

Company also participates in two national consortia: the Analog Optoelectronics Module Consortium, which seeks to develop new and cost-effective RF and microwave transmitters and receivers, and the National Transparent Optical Network Consortium, which is involved in advanced high capacity WDM fiber optic communications components and networks. The Company is also committed to the success of its ULE products by acquiring capital equipment in support of the research and development. ULE is currently focusing its research and development effort on the packaging of higher powered pump lasers and pump lasers at other frequencies.

MANUFACTURING

     The Company manufactures its solid state lasers subsystem products and argon laser subsystems and related power supplies at its San Jose, California facility and its He-Ne lasers at its Manteca, California facility. The Company assembles and tests its Ultrapointe Systems and manufactures initial systems of its microlasers at its San Jose, California facility. The Company's modulator products are manufactured at its facility in Bloomfield, Connecticut and its transmitters are manufactured at its facility in Chalfont, Pennsylvania. UFP products are manufactured at the Company's facilities in Witney, United Kingdom. ULE lasers are manufactured in Zurich, Switzerland. The Company has purchasing, materials management, assembly, final testing and quality assurance functions at each location for the products that are manufactured at that facility.

     The manufacture of the Company's laser subsystems, Ultrapointe Systems and telecommunications equipment products is a highly complex and precise process, requiring production in a highly controlled environment. The Company maintains a 2,000 square foot class 100 clean room in which all Ultrapointe System assembly takes place. Systems are tested and then packaged for direct shipment into a customer's clean room. Changes in the Company's or its suppliers' manufacturing processes or the inadvertent use of defective or contaminated materials by the Company or its suppliers could adversely affect the Company's ability to achieve acceptable manufacturing yields and product reliability. To the extent the Company does not achieve such yields or product reliability, its operating results and customer relationships would be adversely affected.

     The raw materials and sub-components which the Company requires for the manufacture of its products are generally available from several sources. The Company purchases some raw materials and components from single sources, but has no reason to believe it could not purchase such materials and components from alternative sources of supply on comparable terms. The Company obtains all the robotics, workstations, and many optical components used in its Ultrapointe Systems from Equipe Technologies, Silicon Graphics, Inc., and Olympus Corporation, respectively. The Company currently utilizes a sole source for the crystal chip sets incorporated in its solid state microlaser products and acquires its pump diodes for use in its solid state laser products from Philips and Opto Power Corporation. Certain of these companies also manufacture products that compete with those of the Company. The Company obtains lithium niobate wafers and specialized fiber components used in its telecommunications products from primarily Crystal Technology, Inc. and Fujikura Ltd., respectively. From time to time, the Company has experienced delays in obtaining raw materials and components. However, to date such delays have not materially affected its operations. The Company does not have long-term volume purchase agreements with any of these suppliers, and no assurance can be given that these components will be available in the quantities required by the Company, if at all.

COMPETITION

     The industries in which the Company sells its products are highly competitive. Uniphase's overall competitive position depends upon a number of factors, including the price and performance of its products, the level of customer service and quality of its manufacturing processes, the compatibility of its products with existing laser systems and Uniphase's ability to participate in the growth of emerging technologies, such as solid state lasers. In the argon laser market, Uniphase primarily competes with American Laser, Coherent, Ion Laser Technology, NEC, Omnichrome, Spectra-Physics, Toshiba and Carl Zeiss. In the He-Ne laser market, Uniphase considers Melles-Griot, NEC and Carl Zeiss to be its primary competitors. In the solid state laser markets, Uniphase's competitors include Coherent, Hitachi, Lightwave, Opto Power Corporation, Philips, SDL, Inc., Siemens, Sony and Spectra-Physics.

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

     Competitive factors in the market for the Company's telecommunications equipment products include price, product performance and reliability, the capability to provide strong customer support and service, customer relationships and the breadth of product line. In this market, the Company faces competition from companies that have substantially greater financial, engineering, research, development, manufacturing, marketing, service and support resources, greater name recognition than the Company and long-standing customer relationships. With respect to modulator products for CATV and telecommunications equipment suppliers, the Company's competitors include Lucent Technologies, Crystal Technology, Inc., Fujitsu, Integrated Optical Components, Ltd., and Sumitomo Cement Opto Electronics Group. With respect to CATV 1550 nm transmitters for supply to OEMs, the Company's competitors include AEL, Harmonic Lightwaves, Kablerhydt, Ortel, Synchronous Communications and PAi. Other CATV equipment suppliers may also enter this market. With respect to laser diode products for data communications and local telecommunications equipment suppliers, the Company's competitors include Oz Optics and SDL-Optics as well as larger optoelectronic suppliers such as AMP and Hewlett-Packard. ULE competes with SDL, Inc. in the 980-nm-pump-diode laser market. Potential new technologies may also emerge to compete with the Company's products, such as electro-absorption modulators that are being introduced for long-haul telecommunications.

PATENTS AND PROPRIETARY RIGHTS

     The Company holds 32 United States patents and certain corresponding foreign patents on the technologies related to its products and processes. The United States patents expire on dates ranging from 1999 to 2015. The Company has applied for additional patents related to its solid state laser products, its Ultrapointe Systems (five of which were recently issued) and its telecommunications products. The Company has also acquired several patent licenses involving areas such as end-pumped solid state lasers, diode-pumped blue light lasers and waveguides.

     The laser, semiconductor equipment, CATV and telecommunications industries in which the Company sells its products are characterized by frequent litigation regarding patent and other intellectual property rights. Numerous patents in these industries are held by others, including academic institutions and competitors of the Company. Such patents could inhibit the Company's ability to develop or sell new products for such markets. From time to time, the Company has received notices claiming that it has infringed third-party patents or other intellectual property rights. While in the past licenses generally have been available to the Company where third-party technology was necessary or useful for the development or production of the Company's products, there can be no assurance that licenses to third-party technology will be available on commercially reasonable terms, if at all. Generally, a license, if granted, would include payments by the Company of up-front fees, ongoing royalties or a combination thereof. There can be no assurance that such royalty or other terms would not have a significant adverse impact on the Company's operating results. The Company is a licensee of a number of third party technologies and intellectual property rights and is required to pay royalties to these third party licensors on certain of its products, including its Ultrapointe Systems and its solid state lasers. In fiscal 1997 and 1996, the Company expensed $1.4 million and $1.3 million, respectively, in license and royalty fees primarily in connection with its gas laser subsystems. In addition, there can be no assurance that third parties will not assert claims against the Company with respect to its existing products or with respect to future products under development by the Company. In the event of litigation to determine the validity of any third-party claims, such litigation could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation is determined in favor of the Company. In the event of an adverse result in any such litigation, the Company could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology which is the subject of the litigation. There can be no assurance that the Company would be successful in such development or that any such licenses would be available to the Company. In the absence of such a license, the Company could be enjoined from future sales of the infringing product or products. In fiscal years 1992 and 1993, the Company incurred substantial legal expenses in connection with a patent infringement action relating to the Company's current gas laser subsystems brought by Spectra-Physics Lasers, Inc. ("Spectra-Physics"). While the Spectra-Physics case has since been settled, no assurance can be given that, in the future, the Company will be able to avoid similar actions by competitors or others or not be forced to initiate its own actions to protect its proprietary position.

BACKLOG

     Backlog consists of written purchase orders for products for which the Company has assigned shipment dates within the following 12 months. As of June 30, 1997 the Company's backlog was approximately $34.2 million, as compared with a backlog of approximately $20.7 million at June 30, 1996. Orders in backlog are firm, but are subject to cancellation or rescheduling by the customer. Because of possible changes in product delivery schedules and cancellation of product orders and because the Company's sales will often reflect orders shipped in the same quarter that they are received, the Company's backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. Certain of the Company's laser subsystems customers are adopting "just in time" techniques with respect to ordering the Company's products, which will cause the Company to have shorter lead times for providing products. Such shorter lead times are likely to result in lower backlog.

EMPLOYEES

     At June 30, 1996, the Company had a total of 597 full-time employees worldwide, including 67 in research, development and engineering, 45 in sales, marketing and service, 418 in manufacturing, and 67 in general management, administration and finance. The Company intends to hire additional personnel during the next 12 months in each of these areas. The Company's future success will depend in part on its ability to attract, train, retain and motivate highly qualified employees, who are in great demand. There can be no assurance that the Company will be successful in attracting and retaining such personnel. The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage, slowdown or strike. The Company considers its employee relations to be good.

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

MANAGEMENT OF GROWTH; UFP AND ULE ACQUISITIONS

     The Company has experienced recent growth through increased levels of operations in its existing businesses, the acquisition of UTP in May 1995, the acquisition of UFP in May 1996 and the acquisition of ULE in March 1997. The Company is devoting significant resources to develop new solid state lasers for OEM customers, to improve products and increase market penetration of its Ultrapointe Systems and to increase its penetration of the CATV and telecommunications industries. In addition, the Company is now increasing its marketing, customer support and administrative functions in order to support an increased level of operations primarily from sales of its telecommunications equipment products. No assurance can be given that the Company will be successful in creating this infrastructure or that any increase in the level of such operations will justify the increased expense levels associated with these businesses.

     In May 1996, the Company acquired UFP. As a result of acquiring UFP, the Company has entered the local telecommunications and data communications market in which it had no previous experience, and has expanded its employee base. The success of the UFP acquisition will be dependent on the Company's ability to integrate UFP into its existing operations. The Company's ability to manage UFP will be complicated by the geographical distance of UFP locations in the United Kingdom and in Batavia, Illinois. There can be no assurance that the operations of UFP will not strain the Company's available management, manufacturing, financial and other resources.

     In March 1997, the Company acquired ULE. As a result of acquiring ULE, the Company has gained access to a proven semiconductor based laser application for use in telecommunications. The success of the ULE acquisition will be dependent upon the Company's ability to integrate ULE 980 nm lasers and future products used in erbium doped fiber amplifiers (EDFA) and to many major telecommunication equipment manufacturers. There can be no assurance that the ULE operations will not strain the Company's available management, manufacturing, financial and other resources.

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

     The Company currently has no commitments with respect to any future acquisitions. The Company, however, frequently evaluates the strategic opportunities available to it and may in the future pursue investments in or acquisitions of additional complementary products, technologies or businesses. Such acquisitions by the Company may result in the diversion of management's attention from the day-to-day operations of the Company's business and may include numerous other risks, including difficulties in the integration of the operations and products, integration and retention of personnel of the acquired companies and certain financial risks. Further acquisitions by the Company may result in dilutive issuances of equity securities, the incurrence of additional debt, reduction of existing cash balances, amortization expenses related to goodwill and other intangible assets and other charges to operations that may materially adversely affect the Company's business, financial condition or operating results.

DIFFICULTIES IN MANUFACTURE OF THE COMPANY'S PRODUCTS

     The manufacture of the Company's products involves highly complex and precise processes, requiring production in highly controlled and clean environments. Changes in the Company's or its suppliers' manufacturing process or the inadvertent use of defective or contaminated materials by the Company or its suppliers could adversely affect the Company's ability to achieve acceptable manufacturing yields and product reliability. In addition, UTP has previously experienced certain manufacturing yield problems that have materially and adversely affected both UTP's ability to deliver products in a timely manner to its customers and its operating results. During the fourth quarter of fiscal 1997, the Company launched an additional production facility at UTP's Bloomfield, Connecticut facility. No assurance can be given that the Company will be successful in manufacturing UTP products in the future at performance or cost levels necessary to meet its customer needs, if at all. In addition, UTP established a transmitter production facility in Chalfont, Pennsylvania in March 1996 and consolidated the transmitter production line previously located in Bloomfield, Connecticut into this facility in April 1996. The Company has no assurance that this facility will be able to deliver the planned production qualities of transmitters to customers specifications at the cost and yield levels required. To the extent the Company or UTP does not achieve and maintain yields or product reliability, the Company's operating results and customer relationships will be adversely affected.

     The Company is in the process of relocating the ULE operation from its current facility at the IBM Research Laboratories, which has been leased from IBM through 1999, to a larger manufacturing facility in Binz, Switzerland. The relocation of ULE will involve the establishment of a new manufacturing, research and development, sales and administration facility. Once the ULE relocation has been completed, the production line will need to be requalified to assure the high quality demanded by the industry is met by ULE products. ULE will also need to produce its products at a sufficient capacity and yield. There can be no assurance that the relocation will be successfully completed by the time the IBM lease expires or that qualified product can be produced at sufficient yields to successfully compete with other comparable products or technologies. The new facility will also need to develop new products to meet the growing demand for better and faster telecommunication products. There can be no assurance that these new products can be developed in a timely manner to meet the market needs, or if developed, that a market for such products developed will be readily available to the Company. To the extent ULE or the Company fails to recognize and resolve problems of producing its current and future products, the results could have an adverse effect on the Company's ability to service its customers. See also the "Gallium Arsenide" Risk Factor.

     The Company's UTP products continue to receive pressure from its customers to reduce cost and increase capacity. In an effort to meet the Company customers' needs, the Company intends to increase manufacturing capacity and reduce production costs by implementing an automated manufacturing system for the production of its OC-48 modulators. Any delay in increasing production through the completion of the automation of the manufacturing could materially effect UTP's and the Company's profit margin and net income. There can be no assurance the automated manufacturing will be completed in time to meet the demands of the market. The Company further intends to invest resources in capital equipment and research and development for the production of the next generation of UTP modulators, the OC-192. There can be no assurance UTP will be able to develop the OC-192 modulators to meet customers specifications, or if developed, that these modulators will be accepted by the market.

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

     The fabrication of integrated circuits, particularly GaAs devices such as those sold by ULE is a highly complex and precise process. Minute impurities, difficulties in the fabrication process, defects in the masks used to print circuits on a wafer, wafer breakage or other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be nonfunctional. Management considers wafer yields in excess of 18% achieving internal lot validation criteria to be acceptable. ULE has in the past and may be in the future experience lower than expected production yields, which could delay product shipments and adversely affect gross margins, and there can be no assurance that ULE will be able to maintain acceptable yields in the future. Because the majority of ULE manufacturing costs are relatively fixed, manufacturing yields are critical to the results of operations. To the extent ULE does not achieve acceptable manufacturing yields or experiences product shipment delays, its business, operating results and financial condition could be materially and adversely affected.

CYCLICALITY OF SEMICONDUCTOR INDUSTRY

     The Company's Ultrapointe Systems and a portion of its laser subsystems businesses depend upon capital expenditures by manufacturers of semiconductor devices, including manufacturers that are opening new or expanding existing fabrication facilities, which, in turn, depend upon the current and anticipated market demand for semiconductor devices and the products utilizing such devices. The semiconductor industry is highly cyclical, and historically has experienced periods of oversupply, resulting in significantly reduced demand for capital equipment. Recently, the semiconductor industry has experienced a downturn which has led certain of the Company's customers to delay or cancel purchase of the Company's Ultrapointe Systems. Results of operations for fiscal 1997, include sales of Ultrapointe product totaling $15.4 million, down from $17.6 million in fiscal 1996. The Company believes the short-term outlook for Ultrapointe products is improving as evidenced by an increase in backlog from 12 systems at the end of the third quarter of fiscal 1997 to 19 systems at the end of fiscal 1997. There can be no assurance that the Company's operating results will not be materially and adversely affected by these factors. Furthermore, there can be no assurance that the semiconductor industry will not experience further downturns or slowdowns in the future or that the current backlog in Ultrapointe products will result in actual sales or such backlog is indicative of a meaningful trend, which may materially and adversely affect the Company's business and operating results.

RISKS FROM CUSTOMER CONCENTRATION

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

DECLINING MARKET FOR GAS LASERS; DEVELOPMENT AND OTHER RISKS RELATING TO SOLID STATE LASER TECHNOLOGIES

     Gas laser subsystems sales accounted for 33.1% and 47.7% of total Company's sales for the fiscal years ended 1997 and 1996, respectively. The market for gas lasers is mature and is expected to decline as customers transition from conventional lasers, including gas, to solid state lasers, which are currently expected to be the primary commercial laser technology in the future. In response to this transition, the Company has devoted substantial resources to developing solid state laser products. To date, sales of the Company's solid state laser products have been limited and primarily for customer evaluation purposes. The Company believes that a number of companies are further advanced than the Company in their development efforts for solid state lasers and are competing with evaluation units for many of the same design-in opportunities than the Company is pursuing. It is anticipated that the average selling price of solid state lasers may be significantly less in certain applications than the gas laser products the Company is currently selling in these markets. The Company further believes it will be necessary to continue to reduce the cost of manufacturing and to broaden the wavelengths provided by its laser products. There can be no assurance that the Company's solid state laser products will not be rendered obsolete or uncompetitive by products of other companies.

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

     The Company's operating results in a particular quarter may also be affected by the acquisition or disposition of other businesses, products or technologies by the Company. For example, in the third quarter of fiscal 1997, the Company incurred charges totaling $33.3 million for acquired in-process research and development in connection with the acquisition of ULE. In the fourth quarter of fiscal 1996, the Company incurred charges totaling $7.5 million for acquired in-process research and development related to the acquisition of UFP and compensation expense in connection with the cancellation of certain options of UTP and granted replacement options to purchase Uniphase Common Stock to UTP employees. There can be no assurance that acquisitions or dispositions of businesses, products or technologies by the Company in the future will not result in substantial charges or other expenses that may cause fluctuations in the Company's quarterly operating results.

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

DEPENDENCE ON KEY OEM RELATIONSHIPS

     In July 1997, the Company entered into an exclusive OEM Agreement (the "Agreement") with KLA-Tencor pursuant to which KLA-Tencor will distribute Ultrapointe Systems through its worldwide distribution channels. This Agreement supercedes any and all prior OEM negotiations, correspondence, understandings and agreements regarding the Companies' business relationship. The Company currently expects that KLA-Tencor will account for a majority of Ultrapointe's net sales for the foreseeable future for Laser Imaging Systems used to analyze defects on semiconductor wafers and photomasks during the manufacturing process as well as automatic defect classification software products. The Agreement outlines minimum quantities in the year of inception, product specifications, ongoing research and development efforts on the product line, pricing and payment terms. The Agreement is effective through June 30, 2000 and may be extended for up to three (3) additional one year renewal periods thereafter.

     On April 30, 1997, Tencor and KLA Instruments merged and formed KLA-Tencor Corporation. The Company believes that the timing of the receipt of orders and the related product mix under the Agreement will not be consistent with historical orders for Ultrapointe Systems given the size and complexities associated with merging these organizations, consequently, the Company's interim revenue levels and profit margins may be adversely affected.

     In addition, one laser subsystems customer, the Applied Biosystems Division of Perkin-Elmer Corporation, accounted for approximately 10%, 12% and 12% of the Company's net sales for fiscal years, 1997, 1996, and 1995, respectively. The loss of orders from these or other OEM relationships could have a materially adverse effect on the Company's business and operating results.

ATTRACT AND RETAIN KEY PERSONNEL

     The future success of the Company is dependent, in part, on its ability to attract and retain certain key personnel. In particular, the Company's research and development efforts are dependent on the Company being able to hire and retain engineering staff with the requisite qualifications. Competition in recruiting highly skilled engineering personnel is extremely intense, and the Company is currently experiencing substantial difficulty in identifying and hiring certain qualified engineering personnel in many areas of its business. No assurance can be given that the Company will be able to successfully hire such personnel at compensation levels that are consistent with the Company's existing compensation and salary structure. The Company's future success will also depend to a large extent on the continued contributions of its executive officers and other key management and technical personnel, none of whom has an employment agreement with the Company and each of whom would be difficult to replace. The Company does not maintains a key person life insurance policy on the Chief Executive Officer. However, the loss of the services of one or more of the Company's executive officers or key personnel or the inability to continue to attract qualified personnel could delay product development cycles or otherwise have a material adverse effect on the Company's business and operating results.

CONFLICTING PATENTS AND INTELLECTUAL PROPERTY RIGHTS OF THIRD PARTIES; POTENTIAL INFRINGEMENT CLAIMS

     The laser, semiconductor capital equipment, CATV and telecommunications industries in which the Company sells its products are characterized by frequent litigation regarding patent and other intellectual property rights. Numerous patents in these industries are held by others, including academic institutions and competitors of the Company. Such patents could inhibit the Company's ability to develop new products for such markets. The industry in which the Company operates is characterized by periodic claims of patent infringement or other intellectual property rights. While in the past licenses generally have been available to the Company where third-party technology was necessary or useful for the development or production of the Company's products, there can be no assurance that licenses to third-party technology will be available on commercially reasonable terms, if at all. Generally, a license, if granted, would include payments by the Company of up-front fees, ongoing royalties or a combination thereof. There can be no assurance that such royalty or other terms would not have a significant adverse impact on the Company's operating results. The Company is a licensee of a number of third party technologies and intellectual property rights and is required to pay royalties to these third party licensors on certain of its products, including its Ultrapointe Systems and its solid state lasers. During fiscal 1997 and 1996, the Company expensed $1.4 million and $1.3 million, respectively, in license and royalty fees primarily in connection with its gas laser subsystems. In addition, there can be no assurance that third parties will not assert claims against the Company with the Company's existing products or with respect to future products under development by the Company. In the event of litigation to determine the validity of any third-party claims, such litigation could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation is determined in favor of the Company. In the event of an adverse result in any such litigation, the Company could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology which is the subject of the litigation. There can be no assurance that the Company would be successful in such development or that any such licenses would be available to the Company. In the absence of such a license, the Company could be enjoined from future sales of the infringing product or products. In fiscal years 1992 and 1993, the Company incurred substantial legal expenses in connection with a patent infringement action relating to the Company's current gas laser subsystems brought by Spectra-Physics Lasers, Inc. ("Spectra-Physics"). While the Spectra-Physics case has since been settled, no assurance can be given that, in the future, the Company will be able to avoid similar actions by competitors or others or that the Company will not be forced to initiate its own actions to protect its proprietary position.

LIMITED PROTECTION OF INTELLECTUAL PROPERTY

     The Company's future success depends in part upon its intellectual property, including trade secrets, know-how and continuing technological innovation. There can be no assurance that the steps taken by the Company to protect its intellectual property will be adequate to prevent misappropriation or that others will not develop competitive technologies or products. The Company currently holds 30 U.S. patents on products or processes and certain corresponding foreign patents and has applications for certain patents currently pending. While three patents have been issued with respect to the Company's Ultrapointe Systems, no assurance can be given that competitors will not successfully challenge the validity of these patents or design products that avoid infringement of the Company's proprietary rights with respect to its Ultrapointe Systems. There can be no assurance that other companies are not investigating or developing other technologies that are similar to the Company's, that any patents will issue from any application pending or filed by the Company or that, if patents do issue, the claims allowed will be sufficiently broad to deter or prohibit others from marketing similar products. In addition, there can be no assurance that any patents issued to the Company will not be challenged, invalidated or circumvented, or that the rights thereunder will provide a competitive advantage to the Company. Further, the laws of certain territories in which the Company's products are or may be developed, manufactured or sold, including Asia, Europe or Latin America, may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States.

DEPENDENCE ON SOLE AND LIMITED SOURCE SUPPLIERS

     Various components included in the manufacture of the Company's products are currently obtained from single or limited source suppliers. A disruption or loss of supplies from these companies or an increase in price of these components would have a material adverse effect on the Company's results of operations, product quality and customer relationships. For example, the Company obtains all the robotics, workstations and many optical components used in its Ultrapointe Systems from Equipe Technologies, Silicon Graphics, Inc., and Olympus Corporation, respectively. The Company currently utilizes a sole source for the crystal semiconductor chip sets incorporated in the Company's solid state microlaser products and acquires its pump diodes for use in its solid state laser products from Philips, Opto Power Corporation and GEC. The Company also obtains lithium niobate wafers, gallium arsenide wafers, specialized fiber components and certain lasers used in its UTP and ULE products primarily from Crystal Technology, Inc., Fujikura, Ltd., Philips Key Modules, and Sumitomo, respectively. The Company does not have a long-term or volume purchase agreements with any of these suppliers, and no assurance can be given that these components will be available in the quantities required by the Company, if at all. Further, UTP depends on relatively specialized components and it cannot be assured that its respective suppliers will be able to continue to meet UTP's requirements.

FUTURE CAPITAL REQUIREMENTS

     The Company is devoting substantial resources for new facilities and equipment for Uniphase Laser Enterprise and to the development of new products for the solid state laser, semiconductor capital equipment, CATV and telecommunications markets. Although the Company believes existing cash balances, cash flow from operations and available lines of credit, will be sufficient to meet its capital requirements at least through the end of fiscal 1998, the Company may be required to seek additional equity or debt financing to compete effectively in these markets. The timing and amount of such capital requirements cannot be precisely determined at this time and will depend on several factors, including the Company's acquisitions and the demand for the Company's products and products under development. There can be no assurance that such additional financing will be available when needed, or, if available, will be on terms satisfactory to the Company.

POTENTIAL VOLATILITY OF COMMON STOCK PRICE

     The market price of the Company's Common Stock has recently been and is likely to continue to be highly volatile and significantly affected by factors such as fluctuations in the Company's operating results, announcements of technological innovations or new products by the Company or its competitors, governmental regulatory action, developments with respect to patents or proprietary rights, general market conditions and other factors. Further, the Company's net revenues or operating results in future quarters may be below the expectations of public market securities analysts and investors. In such event, the price of the Company's Common Stock would likely decline, perhaps substantially. In addition, the stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies.

RISKS ASSOCIATED WITH INTERNATIONAL SALES

     International sales accounted for approximately 30.0%, 24.5% and 28.9% of the Company's net revenues in fiscal years 1997, 1996 and 1995, respectively, and the Company expects that international sales will continue to account for a significant portion of the Company's net revenues. The Company may continue to expand its operations outside of the United States and to enter additional international markets, both of which will require significant management attention and financial resources. International sales are subject to inherent risks, including unexpected changes in regulatory requirements, tariffs and other trade barriers, political and economic instability in foreign markets, difficulties in staffing and management and integration of foreign operations, longer payment cycles, greater difficulty in accounts receivable collection, currency fluctuations and potentially adverse tax consequences. Since substantially all of the Company's foreign sales are denominated in U.S. dollars, the Company's products may also become less price competitive in countries in which local currencies decline in value relative to the U.S. dollar. The Company's business and operating results may also be materially and adversely affected by lower sales levels which typically occur during the summer months in Europe and certain other overseas markets. Furthermore, the sales of many of the Company's OEM customers are dependent on international sales and, consequently, this further exposes the Company to the risks associated with such international sales.

ISSUANCE OF PREFERRED STOCK; POTENTIAL ANTI-TAKEOVER EFFECTS OF DELAWARE LAW

     The Board of Directors has the authority to issue up to 1,000,000 shares of undesignated Preferred Stock and to determine the powers, preferences and rights and the qualifications, limitations or restrictions granted to or imposed upon any wholly unissued shares of undesignated Preferred Stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by the Company's shareholders. The Preferred Stock could be issued with voting, liquidation, dividend and other rights superior to those of the holders of Common Stock. The issuance of Preferred Stock under certain circumstances could have the effect of delaying, deferring or preventing a change in control of the Company.

     The Company is subject to the provisions of Section 203 of the Delaware General Corporation Law prohibiting publicly-held Delaware corporations from engaging in business combinations with certain stockholders for a specified period of time without the approval of substantially all of its outstanding voting stock. Such provisions could delay or impede the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving the Company, even if such events could be beneficial, in the short term, to the interests of the stockholders. In addition, such provisions could limit the price that certain investors might be willing to pay in the future for shares of the Company's Common Stock. The Company's Certificate of Incorporation and Bylaws contain provisions relating to the limitations of liability and indemnification of its directors and officers, dividing its Board of Directors into three classes of directors serving three-year terms and providing that its stockholders can take action only at a duly called annual or special meeting of stockholders. These provisions also may have the effect of deterring hostile takeovers or delaying changes in control or management of the Company.

LEGAL PROCEEDINGS

     On May 19, 1997, Tacan Corporation ("Tacan") filed a lawsuit in the U.S. District Court for the Southern District of California (the "Southern California Action") against Uniphase Telecommunications

Products Inc. ("UTP") a subsidiary of the Company. The Complaint alleges claims of breach of contract, breach of implied and express warranties, negligent misrepresentation, conversion and negligent interference with perspective economic advantage. The claims arise out of sales to Tacan of products made by UTP that Tacan claims were defective and did not meet contract specifications, and as a result caused Tacan to suffer damages in the form of lost earnings and damage to its reputation and goodwill. The damages claimed are unspecified, but Tacan alleges that they are expected to exceed $1.6 million. Tacan also seeks punitive damages for UTP's alleged conversion of equipment ordered and built for Tacan but which UTP allegedly has refused to ship to Tacan. UTP has filed a motion, scheduled for hearing on November 3, 1997, to dismiss, or in the alternative, stay the Southern California action on the ground that there is a prior action pending between the parties regarding the same dispute. That prior action was filed by UTP on November 6, 1996 in the U.S. District Court for the District of Connecticut (the "Connecticut Action"). In the Connecticut Action, UTP alleges claims against Tacan for breach of contract, breach of the covenant of good faith and fair dealing, statutory theft, unjust enrichment and unfair competition. UTP seeks to recover in excess of $695,000 for amounts that Tacan refused to pay for equipment ordered and/or received by Tacan from UTP. UTP also seeks punitive damages and treble damages pursuant to Connecticut law. Tacan made a motion to dismiss the Connecticut Action for lack of personal jurisdiction over Tacan and for improper venue. On August 11, 1997, Tacan's motion to dismiss was denied and the Connecticut Action will therefore proceed. On September 19, 1997, Tacan responded to UTP's complaint in the Connecticut Action by denying liability, raising affirmative defenses, and asserting counterclaims against UTP. Tacan's counterclaims in the Connecticut Action largely duplicate the claims alleged by Tacan in the Southern California Action. In addition, however, Tacan has alleged a claim for unfair trade practices under Connecticut law. In its counterclaims, Tacan seeks damages in amounts to be proven at trial but allegedly exceeding $11.6 million. Tacan also seeks punitive damages under the Connecticut Unfair Trade Practice Act.

     No discovery has been taken in the Southern California action and no trial date has been set. Preliminary written discovery has been taken by UTP in the Connecticut action but no trial has been set. The Company believes the foregoing litigation with Tacan will not have a material negative impact on the Company's financial condition or results of operations. However, given the inherent uncertainty of litigation and the early stage of discovery, there can be no assurance that the ultimate outcome in the litigation will be in the Company's favor, or that the diversion of management's attention, and any costs associated with the lawsuit, will not have a material adverse effect on the Company's financial condition or results of operations.

ITEM 2. PROPERTIES

     The Company owns two properties in San Jose, California, totaling 109,000 square feet, which included land, buildings and improvements. The Company's principal sales, marketing, technical support, administration, and research and development operations as well as manufacturing operations for the argon and solid state lasers and Ultrapointe products occupy these facilities. The Company is currently leasing unused space to a tenant.

     The Company's manufacturing facilities for its He-Ne laser products occupy a 20,000 square foot building in Manteca, California. The building is leased through September 1998. The Company's facilities for its telecommunications equipment products occupy two leased buildings of 33,000 and 20,000 square feet in Bloomfield, Connecticut, where its modulator products are manufactured and a 18,000 square foot leased building in Chalfont, Pennsylvania where its transmitter products are manufactured. UFP products are manufactured at the Company's 7,000 square foot facility in Witney, United Kingdom and its engineering efforts are performed at a 5,000 square foot facility in Batavia, Illinois. Leases for the Bloomfield, Chalfont, Witney and Batavia facilities expire in July 2002 (with a lease extension available through 2007), February 2001, December 2013, and July 1999, respectively. As a part of the acquisition of ULE, the Company leased certain clean rooms, laboratories, and office space totaling 12,000 square feet at the IBM Research Facility in Zurich, Switzerland, from IBM. ULE utilizes these facilities to manufacture 980 nm lasers. As this lease with IBM expires in 1999, the Company has leased a 60,000 square foot building expiring in 2007 in Binz, Switzerland for the purposes of relocating the ULE operations. The Company also maintains sales and service offices in both the United Kingdom and Germany to support its European operations.

ITEM 3. LEGAL PROCEEDINGS

     On May 19, 1997, Tacan Corporation ("Tacan") filed a lawsuit in the U.S. District Court for the Southern District of California (the "Southern California Action") against Uniphase Telecommunications Products Inc. ("UTP") a subsidiary of the Company. The Complaint alleges claims of breach of contract, breach of implied and express warranties, negligent misrepresentation, conversion and negligent interference with perspective economic advantage. The Company believes the Southern California Action will not have a material negative impact on the Company's financial condition or results of operations. However, given the inherent uncertainty of litigation and the early stage of discovery, there can be no assurance that the ultimate outcome in the Southern California Action will be in the Company's favor, or that the diversion of management's attention, and any costs associated with the lawsuit, will not have a material adverse effect on the Company's financial condition or results of operations.

     Several former employees have commenced wrongful termination actions against the Company. The Company believes these claims are without merit and is vigorously defending them. Even if these claims are adjudicated in favor of the plaintiffs, the Company does not believe that the ultimate resolution of these matters will have material adverse impact on the Company or its operations.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information required by this Item is included on the inside back cover and on page 42 of the Company's 1997 Annual Report to Stockholders and is incorporated herein by reference. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Note 2 of Notes to Consolidated Financial Statements contained in Item 8.

ITEM 6. SELECTED FINANCIAL DATA

     The information required by this Item is included in the Financial Highlights for the five years ended June 30, 1997, which appears on page 1 of the Company's 1997 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is included in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," which appears on pages 15 to 21 of the Company's 1997 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is included on pages 22 to 41 of the Company's 1997 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND OTHER OFFICERS OF THE REGISTRANT

     The information required by this Item is included in the Proposal One:
Elections of Directors, Directors and Executive Officers, and Section 16(a) Beneficial Ownership Reporting Compliance sections of the Company's Proxy Statement to be filed in connection with the Company's 1997 Annual Meeting of Stockholders and is incorporated hereby by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is included in the Executive Compensation and Related Information sections of the Company's Proxy Statement to be filed in connection with the Company's 1997 Annual Meeting of Stockholders and is incorporated hereby by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is included in the Security Ownership of Certain Beneficial Owners and Management section of the Company's Proxy Statement to be filed in connection with the Company's 1997 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is included in the Compensation Committee Interlocks and Insider Participation and Certain Transactions sections of the Company's Proxy Statement to be filed in connection with the Company's 1997 Annual Meeting of Stockholders and is incorporated herein by reference.

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

     (b) REPORTS ON FORM 8-K

     The Company filed reports on form 8-K/A Amendment 1 and Amendment 2 on May 23, 1997 and June 10, 1997, respectively, reporting the purchase of ULE and including the audited financial statements of Laser Enterprise, a division of International Business Machines in accordance with Rule 3.05 of Regulation S-X and the pro forma financial information required by Article 11 of Regulation S-X.

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                           REFERENCE PAGE
                                                                ------------------------------------
                                                                                   1997 ANNUAL
                                                                FORM 10-K     REPORT TO STOCKHOLDERS
                                                                ---------     ----------------------
Consolidated Statements of Operations -- Years ended June 30,
  1997, 1996 and 1995.........................................      --                    22
Consolidated Balance Sheets -- June 30, 1997 and 1996.........      --                    23
Consolidated Statements of Stockholders' Equity -- Years ended
  June 30, 1997, 1996 and 1995................................      --                    24
Consolidated Statements of Cash Flows -- Years ended June 30,
  1997, 1996 and 1995.........................................      --                    25
Notes to Consolidated Financial Statements....................      --                    25
Report of Ernst & Young LLP, Independent Auditors.............      --                 26-40
Schedule II -- Valuation and Qualifying Accounts -- June 30,
  1997, 1996 and 1995.........................................      26                    --

     All other financial statement schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Company's consolidated financial statements set forth in Item 8 of this Form 10-K and the notes thereto.

                              UNIPHASE CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                                  ADDITIONS
                                                           ------------------------
                                              BALANCE AT   CHARGED TO   CHARGED TO                BALANCE AT
                                              BEGINNING     COST AND       OTHER      DEDUCTION     END OF
                DESCRIPTIONS                  OF PERIOD     EXPENSES    ACCOUNTS(2)      (1)        PERIOD
--------------------------------------------  ----------   ----------   -----------   ---------   ----------
                                                                      (IN THOUSANDS)
Year ended June 30, 1997
  Allowance for doubtful accounts...........     $285         $582        $ 1,083        $73        $1,877
Year ended June 30, 1996
  Allowance for doubtful accounts...........     $164         $139        $    --        $18        $  285
Year ended June 30, 1995
  Allowance for doubtful accounts...........     $100         $ 59        $    --        $ 5        $  164

---------------

(1) Charges for uncollectible accounts, net of recoveries.

(2) Allowance assumed through the acquisition of ULE.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 24, 1997                  UNIPHASE CORPORATION

                                          By:    /s/ KEVIN N. KALKHOVEN

                                            ------------------------------------
                                                     Kevin N. Kalkhoven
                                                Chairman and Chief Executive

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

                   SIGNATURE                               TITLE                   DATE
-----------------------------------------------  -------------------------  -------------------
            /s/ KEVIN N. KALKHOVEN               Chairman and Chief         September 24, 1997
-----------------------------------------------  Executive Officer
              Kevin N. Kalkhoven                 (Principal Executive
                                                 Officer)

              /s/ DANNY E. PETTIT                Vice President, Finance,   September 24, 1997
-----------------------------------------------  Chief Financial Officer
                Danny E. Pettit                  and Secretary (Principal
                                                 Financial and Accounting
                                                 Officer)

            /s/ WILLIAM B. BRIDGES               Director                   September 24, 1997
-----------------------------------------------
              William B. Bridges

              /s/ ROBERT C. FINK                 Director                   September 24, 1997
-----------------------------------------------
                Robert C. Fink

             /s/ CATHERINE P. LEGO               Director                   September 24, 1997
-----------------------------------------------
               Catherine P. Lego

                                                 Director
-----------------------------------------------
              Stephen C. Johnson

             /s/ ANTHONY R. MULLER               Director                   September 24, 1997
-----------------------------------------------
               Anthony R. Muller

                                                 Director
-----------------------------------------------
             Wilson Sibbett, Ph.D.

                                                 Director
-----------------------------------------------
             Casimir S. Skrzypczak

                              UNIPHASE CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                    FOR THE FISCAL YEAR ENDED JUNE 30, 1997

     EXHIBIT
     NUMBER                                   EXHIBIT DESCRIPTION
  -------------   ----------------------------------------------------------------------------
   3(i)(b)(2)     Amended and Restated Certificate of Incorporation.
   3(ii)(c)(7)    Bylaws of the Registrant, as amended.
  10.1(2)         Superseding Patent License Agreement, dated June 21, 1989, between Patlex
  10.2(2)         Corporation and the Registrant. Agreement, dated December 2, 1991, between
                  Crosfield Electronics Limited and the Registrant.
  10.3(2)         License Agreement, dated December 18, 1991, between The Regents of
                  University of California and the Registrant.
  10.4(2)         License Agreement, dated August 2, 1993, between Research Corporation
                  Technologies, Inc., and the Registrant.
  10.5(3)         1984 Amended and Restated Stock Plan.
  10.6(3)         1993 Flexible Stock Incentive Plan.
  10.7(3)         1993 Amended and Restated Employee Stock Purchase Plan.
  10.8(2)         Patent License Agreement, dated October 29, 1993, by and between the
                  Registrant and Molecular Dynamics, Inc.
  10.9(4)         License Agreement, May 9, 1994, between I.E. Optomech Ltd. and the
                  Registrant.
  10.10(5)        Loan and Security Agreement, dated January 28, 1997 between Bank of the West and the Registrant.
  10.11(6)        Distributor Agreement, dated October 1, 1994, between Innotech Corporation and the Registrant.
  10.12(6)        Joint Venture Agreement, dated July 24, 1995, between Daniel Guillot and the
                  Registrant.
  10.13(6)        Amendment, dated July 14, 1995, to Lease, dated November 6, 1984, between
                  Alexander/Dorothy Scheflo and the Registrant.
  10.14(6)        Laser Technology Sublicense Agreement, dated October 13, 1994, between The
                  University Court of The University of St. Andrews through I.E. Optomech and
                  theRegistrant.
  10.15(6)        Nonexclusive Sublicense Agreement, dated July 14, 1995, between Coherent,
                  Inc. and the Registrant.
  10.16(6)        Sublicense Agreement, dated May 26, 1995, between Stanford University and the Registrant.
  10.17(6)        License Agreement, dated June 8, 1995, between ISOA, Inc. and the
                  Registrant.
  10.18(6)        Research and Development Contract, dated January 18, 1995, between the
                  National Institute of Standards and Technology to the Registrant.
  10.19(8)        Purchase and Sale Agreement between Registrant and Tasman-Sterling
                  Associates, a California general partnership, dated January 30, 1996.
  10.20(9)        Form of Stock Purchase Agreement between Registrant, Fiberoptic Alignment
                  Solutions, Inc., an Illinois corporation ("FAS"), Uniphase
                  Telecommunications Products, Inc., a Delaware corporation, and the shareholders of FAS named therein, and Amendment No. 1 thereto datedas of
                  May 31, 1996.

     EXHIBIT
     NUMBER                                   EXHIBIT DESCRIPTION
  -------------   ----------------------------------------------------------------------------
  10.21(10)       Form of Agreement between Registrant and GCA Fibreoptics Limited for the
                  Sale and Purchase of the entire issued shares capital of GCA Fibreoptics
                  Limited as of May 24, 1996.
  10.22(7)        Joint Venture agreement, dated July 24, 1995, between Daniel Guillot and the
                  Registrant, as amended October 6, 1995.
  10.23(7)        OEM Agreement, dated November 20, 1995, between the Registrant and Tencor
                  Instruments.
  10.24(7)        License Agreement, dated November 20, 1995, between the Registrant and
                  Tencor Instruments.
  10.25(11)       Amended and Restated 1993 Flexible Stock Incentive Plan.
  10.26(12)       OEM Agreement dated July 24, 1997 by and between KLA-Tencor Corporation and the Registrant.
  10.28(1)        Purchase Agreement among Uniphase Corporation, International Business
                  Machines Corporation, and Uniphase Laser Enterprise AG
  10.29(1)        Technology License Agreement
  10.30(1)        Patent License Agreement
  10.31(1)        The Agreement for Exchange of Confidential Information
  13              Portions of the 1997 Annual Report to Stockholders expressly incorporated by reference herein.
  21.1            Subsidiaries of the Registrant.
  23.1            Consent of Ernst & Young LLP, independent auditors.
  24.1            Powers of Attorney. (See Page 26)
  27              Financial Data Schedule

---------------

 (1) Incorporated by reference to the exhibit to the Company's current Report on Form 8-K filed March 25, 1997.

 (2) Incorporated by reference to the exhibits filed with the Registrant's registration statement on Form S-1, file number 33-68790, which was declared effective November 17, 1993.

 (3) Incorporated by reference to the exhibits filed with the Registrant's registration statement on Form S-8, file number 33-74716 filed with the Securities and Exchange Commission on February 1, 1994.

 (4) Incorporated by reference to the exhibits filed with the Registrant's annual report on Form 10-K for the period ended June 30, 1994.

 (5) Incorporated by reference to the exhibits filed with the Registrant's quarterly report on Form 10-Q for the period ended December 31, 1996 as filed on February 14, 1997.

 (6) Incorporated by reference to the exhibit filed with the Registrant's annual report on form 10-K for the period ended June 30, 1995.

 (7) Incorporated by reference to exhibits filed with the Registrant's quarterly report on Form 10-Q for the period ended December 31, 1995.

 (8) Incorporated by reference to the exhibit to the Company's current Report on Form 8-K filed February 22, 1996.

 (9) Incorporated by reference to the exhibit to the Company's form S-3/A filed June 7, 1996.

(10) Incorporated by reference to the exhibit to the Company's Post-Effective Amendment No. 1 to Registration Statement on Form S-3 filed June 20, 1996.

(11) Incorporated by reference to exhibits filed with the Registrant's registration statement on form S-8, file number 33-31722 filed with the Securities and Exchange Commission on February 27, 1996.

(12) Incorporated by reference to exhibits filed with Registrant's registration statement on form S-3A, Amendment No. 2, file number 333-27931 filed with the Securities and Exchange Commission on August 12, 1997.