Form 10-Q
period 1997-09-30
UNIPHASE CORP /CA/
filed 1997-10-27
CIK 912093

16



                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended          September 30, 1997
                                    OR
[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_______________  to _______________

Commission file number             0-22874

                              Uniphase Corporation
          (Exact name of registrant as specified in its charter)

     Delaware                                     94-2579683
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)               Identification No.)

     163 Baypointe Parkway
     San Jose, CA                                        95134
(Address of principal executive offices)               (Zip Code)

                         (408) 434-1800
               (Registrant's telephone number, including area code)

_________________________________________________________________________
(Former name, former address and former fiscal year if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No_____
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 15, 1997.

     Common Stock $.001 par value                        17,191,989
          Class                                      Number of Shares


Part I--FINANCIAL INFORMATION

Item 1.  Financial Statements


                           UNIPHASE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)


(In thousands, except per share data)            Three months ended
                                                    September 30,

                                                    1997        1996
Net sales                                        $38,473     $23,462
Cost of sales                                     19,954      12,208
                                                 --------    --------
   Gross profit                                   18,519      11,254

Operating expenses:
   Research and development                        2,886       1,627
   Royalty and license                               485         409
   Selling, general and administrative             6,293       4,450
                                                 --------    --------
Total operating expenses                           9,664       6,486
                                                 --------    --------

   Income from operations                          8,855       4,768

Interest and other income, net                       762         946
                                                 --------    --------

   Income before income taxes                      9,617       5,714

Income tax expense                                 3,414       2,114
                                                 --------    --------

Net income                                       $ 6,203     $ 3,600
                                                 ========    ========

Net income per share                             $  0.34     $  0.21
                                                 ========    ========

Number of weighted average shares used in per
  share amounts                                   18,510      17,493
                                                 ========    ========


See accompanying notes on page 5


                           UNIPHASE CORPORATION

                        CONSOLIDATED BALANCE SHEETS


(In thousands, except share data)
                                              September 30,   June 30,
                                                  1997          1997
ASSETS
                                                (unaudited)
Current assets:
   Cash and cash equivalents                        $32,470   $29,186
   Short-term investments                            50,527    52,009
   Accounts receivable, less allowances for
     returns and doubtful accounts of $880 at
     September 30, 1997 and $1,877 at
     June 30, 1997                                   24,844    20,317
   Inventories                                       19,224    18,668
   Refundable income taxes                            6,007     6,010
   Deferred income taxes and other current
     assets                                           7,783     7,525
                                                    --------  --------
      Total current assets                          140,855   133,715
   Property, plant and equipment, net                33,517    31,251
   Intangible assets                                 10,931    10,969
   Long-term deferred income taxes and other
     assets                                           1,703     1,644
                                                   --------  ---------
      Total assets                                 $187,006  $177,579
                                                   ========  =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                                   $     --  $  6,061
   Accounts payable                                   7,031     4,781
   Accrued payroll and related expenses               4,704     4,528
   Other accrued expenses                             9,712     9,957
                                                   --------  --------
      Total current liabilities                      21,447    25,327
Accrued pension and other non-current
  liabilities                                         2,611     2,475
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $0.001 par value:
      Authorized shares--1,000,000
      None issued and outstanding                        --        --
   Common stock, $0.001 par value:
      Authorized shares--20,000,000
      Issued and outstanding shares--
      17,191,989 a September 30, 1997 and
      16,921,967 at June 30, 1997                        17        17
   Additional paid-in capital                       163,779   156,881
   Retained earnings (deficit)                         (901)   (7,104)
   Net unrealized gain on securities available-
      for-sale                                           53        11
   Foreign currency translation adjustment               --       (28)
                                                   --------  ---------
      Total stockholders' equity                    162,948   149,777
                                                   --------  ---------
      Total liabilities and stockholders' equity   $187,006  $177,579
                                                   ========  =========


See accompanying notes on page 5


                           UNIPHASE CORPORATION

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)


(In thousands)                                         Three Months Ended
                                                          September 30,

                                                          1997     1996
Operating activities
   Net income                                          $6,203   $3,600
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation expense                               1,401       641
     Amortization expense                                 538       312
     Stock compensation expense                           262       188
     Change in operating assets and liabilities:
         Accounts receivable                           (4,527)     (969)
         Inventories                                     (556)   (3,015)
         Deferred income taxes and other current
           assets                                        (255)     (471)
         Accounts payable, accrued liabilities and
           other accrued expenses                       6,709     1,408
                                                       -------   -------
Net cash provided by operating activities               9,775     1,694
                                                       =======   =======

Investing activities
   Purchase of short-term investments                 (24,398)  (46,277)
   Proceeds from sale of short-term investments        25,922    27,659
   Purchase of property, plant and equipment           (3,667)   (2,445)
   Purchase of patent                                    (500)       --
   Increase in other assets                               (59)       --
                                                      --------  --------
Net cash used in investing activities                  (2,702)  (21,063)

Financing activities
   Repayment of notes payable                          (6,061)     (548)
   Proceeds from issuance of common stock under stock
     option and stock purchase plans                    2,272       904
                                                      --------  --------
Net cash provided by (used in) financing activities    (3,789)      356

Increase (decrease) in cash and cash equivalents        3,284   (19,013)
Cash and cash equivalents at beginning of period       29,186    52,463
                                                      --------  --------
Cash and cash equivalents at end of period            $32,470   $33,450
                                                      ========  ========


See accompanying notes on page 5

Supplemental Cash Flow Information
 Tax benefits on stock option and stock purchase plan $ 4,364   $    --
                                                      =======   =======


                           UNIPHASE CORPORATION

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Business Activities and Basis of Presentation


     The financial information at September 30, 1997 and for the three-month period ended September 30, 1997 and 1996 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. For further information, refer to the Consolidated Financial Statements and footnotes thereto included or incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

     The results for the three-month period ended September 30, 1997 are not considered indicative of the results to be expected for any future period or for the entire year.

Note 2.   Inventories

     The components of inventory consist of the following:

(in thousands)                September 30,      June 30,
                                 1997             1996

Raw materials and purchased
  parts                           $ 6,794        $ 5,876
Work in process                     8,379         10,468
Finished goods                      4,051          2,324
                                 ---------      ---------
                                  $19,224        $18,668
                                 =========      =========

Note 3.   Taxes
*
     The effective tax rate used for the three-month periods ended September 30, 1997 and 1996 were 35.5% and 37%, respectively.

Note 4.   Earnings per Share

     Net income per share for the three-month period ended September 30, 1997 and 1996 is computed using the weighted average number of common shares outstanding plus primary common share equivalents which have a dilutive effect on earnings per share. Since fully diluted earnings per share differs from primary earnings per share by less than 3%, only primary earnings per share is shown below. Shares and net income used in the per share computations are as follows:


                                          Three Months Ended
                                             September 30,
                                           1997        1996

      Weighted average common shares       17,184      16,132
      Primary common share equivalents      1,326       1,361
                                          --------    --------
      Total                                18,510      17,493
                                          ========    ========

Net income                                 $6,203      $3,600
                                          ========    ========

Net income per share                        $0.34      $ 0.21
                                          ========    ========

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted for the quarter ended December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating earnings per share, the dilutive effect of stock options will be excluded. This impact is expected to result in an increase in primary earnings per share for the three months ended September 30, 1997 and 1996 of $0.02 and $0.01 per share, respectively. Dilutive earnings per share is not materially different for the three months ended September 30, 1997 and a decrease of $0.01 for the three months ended September 30, 1996.

Note 5.   Line of Credit

     The Company maintains a $5.0 million revolving bank line of credit agreement that expires on January 28, 1999. Advances under the line of credit bear interest at the bank's prime rate (8.5% at September 30, 1997) and are secured by inventories and accounts receivable. Under the terms of this agreement, the Company is required to maintain certain minimum working capital, net worth, profitability levels and other specific financial ratios. In addition, the line of credit prohibits the payment of cash dividends and contains certain restrictions on the Company's ability to lend money or purchase assets or interests in other entities without the prior written consent of the bank. There were no borrowings under the line of credit at September 30, 1997.

Note 6.   Litigation and Contingencies

     Certain former employees have commenced wrongful termination actions, fraud and termination in violation of public policy claims against the Company. The Company believes these claims are without merit and is vigorously defending them. Even if these claims are adjudicated in favor of the plaintiffs, the Company does not believe that the ultimate resolution of these matters will have a material adverse impact on the Company or its operations.

     Certain claims and counter claims have been filed between the Uniphase Telecommunications Products, Inc., ("UTP"), a subsidiary of the Company, and Tacan Corporation ("Tacan") with the U.S. District Court for the Southern District of California (the "Southern California Action") and the U.S. District Court for the District of Connecticut (the "Connecticut Action"). UTP seeks to recover in excess of $695,000 for amounts that Tacan refused to pay for equipment ordered and/or received by Tacan, plus punitive damages and treble damages. Tacan alleges claims of breach of contract, breach of implied and express warranties, negligent misrepresentation, conversion and negligent interference with perspective economic advantage as well as unfair trade practices and seeks compensatory damages in amounts allegedly exceeding $11.6 million plus punitives. On October 17, 1997, Tacan agreed to dismiss the Southern California Action and proceed with the Connecticut Action.

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

Note 7.   Subsequent Events

     In October 1997, the stockholders of the Company approved an amendment to the Company's Certificate of Incorporation to increase the number of shares of common stock which the Company is authorized to issue from 20,000,000 to 50,000,000 shares. The Company also announced a 100% stock dividend to be paid on November 12, 1997 for all stockholders of record on November 3, 1997.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



     The statements contained in this Report on Form 10-Q that are not purely historical are forward looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions, beliefs or strategies regarding the future. All forward looking statements included in this document are based on information available to the Company on the date of this Report, and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward looking statements as a result of certain risks including those risks set forth below under the heading "Risks Factors," and elsewhere herein. You should also consult the risk factors listed from time to time in the Company's Reports on Form 10-Q, 8-K, 10-K, Annual Reports to Stockholders and other Securities and Exchange Commission filing.

Risk Factors

Future Capital Requirements

    The Company is devoting substantial resources for new facilities and equipment for Uniphase Laser Enterprise and to the development of certain other new products for the telecommunications markets. Although the Company believes existing cash balances, cash flow from operations and available lines of credit, will be sufficient to meet its capital requirements at least through the end of fiscal 1998, the Company may be required to seek additional equity or debt financing to compete effectively in these markets. The timing and amount of such capital requirements cannot be precisely determined at this time and will depend on several factors, including the Company's acquisitions and the demand for the Company's products and products under development. There can be no assurance that such additional financing will be available when needed, or, if available, will be on terms satisfactory to the Company.

Risks from Customer Concentration

     A relatively limited number of OEM customers historically have accounted for a substantial portion of the Company's telecommunications net sales. Sales to any single customer are also subject to significant variability from quarter to quarter. Such fluctuations could have a material adverse effect on the Company's business, operating results or financial condition. The Company expects that sales of telecommunications products to a limited number of customers will continue to account for a high percentage of the net sales for the foreseeable future. Moreover, there can be no assurance that current customers will continue to place orders or that the Company will be able to obtain new orders from new customers.

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

Attract and Retain Key Personnel

    The future success of the Company is dependent, in part, on its ability to attract and retain certain key personnel. In particular, the Company's research and development efforts are dependent on the Company being able to hire and retain engineering staff with the requisite qualifications. Competition in recruiting highly skilled engineering personnel is extremely intense, and the Company is currently experiencing substantial difficulty in identifying and hiring certain qualified engineering personnel in many areas of its business. No assurance can be given that the Company will be able to successfully hire such personnel at compensation levels that are consistent with the Company's existing compensation and salary structure. The Company's future success will also depend to a large extent on the continued contributions of its executive officers and other key management and technical personnel, none of whom has an employment agreement with the Company and each of whom would be difficult to replace. The Company does not maintain a key person life insurance policy on the Chief Executive Officer. However, the loss of the services of one or more of the Company's executive officers or key personnel or the inability to continue to attract qualified personnel could delay product development cycles or otherwise have a material adverse effect on the Company's business and operating results.


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


             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Net Sales. In the first quarter of fiscal 1998, ended September 30, 1997, net sales were $38.5 million, which represented a $15.0 million or 64.0% increase over net sales of $23.5 million in the first quarter of fiscal 1997. The increase was primarily attributable to an increase of $14.9 million in sales of the Company's telecommunications products. Results for the first quarter of fiscal 1998 included Uniphase Laser Enterprises AG (ULE) which accounted for 24.7% of the telecommunication product revenues and was acquired in a purchase transaction in March 1997 from IBM's Zurich Research laboratory in Switzerland. Sales of the Company's lasers subsystems and Ultrapointe Laser Imaging Systems were relatively consistent with the first quarter of fiscal 1997.

     Gross Profit. In the first quarter of fiscal 1998, the Company's gross profit increased 64.6% to $18.5 million or 48.1% of net sales from $11.3 million or 48.0% of net sales in the same period of fiscal 1997.
There can be no assurance that the Company will be able to sustain its gross margin at current levels. The Company expects that there will continue to be periodic fluctuations in its gross margin resulting from changes in its sales and product mix, competitive pricing pressures, manufacturing yields, inefficiencies associated with new product introductions and a variety of other factors.

     Research and Development Expense. In the first quarter of fiscal 1998, research and development expense was $2.9 million or 7.5% of net sales which represented a $1.3 million or 77.4% increase over research and development expense of $1.6 million or 6.9% of net sales in the first quarter of fiscal 1997. The increase in research and development expense is due to increased expenditures associated with the continued development and enhancement of the Company's telecommunications product lines, which included expenses of $355,000 from the recently acquired ULE division. The Company also continues to invest in the development of solid state lasers.

     Royalty and License Expense. In the first quarter of fiscal 1998, royalty and license expense of $485,000 was consistent with the $409,000 in the same period of fiscal 1997. However, this expense decreased as a percentage of net sales to 1.3% in the quarter ended September 30, 1997 from 1.7% in the same period in fiscal 1997. The decrease as a percentage of net sales was due to the increasing proportion of revenues that the Company derived from royalty-free telecommunications products.
     The Company continues to develop products in solid state laser, telecommunications and semiconductor equipment technology. There are numerous patents in these areas that are held by others, including academic institutions and competitors of the Company. Such patents could inhibit the Company's ability to develop, manufacture and sell products in this area. A number of the patents are conflicting. If there is conflict between a competitor's patents or products and those of the Company, it could be very costly for the Company to enforce its rights in an infringement action or defend such an action brought by another party. In addition, the Company may need to obtain license rights to certain patents and may be required to make substantial payments, including continuing royalties, in exchange for such license rights. There can be no assurance that licenses to third party technology, if needed, will be available on commercially reasonable terms.

     Selling, General and Administrative Expense. In the first quarter of fiscal 1998, selling, general and administrative expense was $6.3 million or 16.4% of net sales, which represented a $1.8 million or 41.4% increase over selling, general and administrative expense of $4.5 million or 19.0% of net sales in the first quarter of fiscal 1997. The increase is due primarily to expenses in support of UTP's Connecticut facility, the addition of expenses of $672,000 from ULE, and the amortization of intangible assets and compensation expense related to the acquisition of ULE.

     Interest and Other Income, Net. In the first quarter of fiscal 1998, interest and other income, net was $762,000, which represented a $184,000 decrease over interest and other income, net of $946,000 in the first quarter of fiscal 1997. The decrease in the interest and other income, net is due to the related interest on a reduced level of short-term investments resulting from the cash payment to IBM of $45.0 million for the asset acquisition of ULE in the third quarter of fiscal 1997.


     Income Tax Expense. As stated in Note 3 of Notes to Consolidated Financial Statements, the effective tax rate used for the first quarter of fiscal 1998 was 35.5% as compared to 37% used in the same period of fiscal 1997. The reduction to the Company's effective tax rate is primarily due to lower foreign taxes.

Liquidity and Capital Resources

     At September 30, 1997, the Company's combined balance of cash, cash equivalents and short-term investments was $83.0 million. The Company has met its liquidity needs to date primarily through cash generated from operating activities.
     Cash provided by operating activities was $9.8 million in the first quarter of fiscal 1998, compared with $1.7 million in the first quarter of fiscal 1997. The increase in cash provided by operating activities resulted primarily from increases in net income before depreciation and amortization expense. Increase accounts payable and other accrued expenses were primarily offset by an increase in accounts receivable and inventories.
     Cash used in investing activities was $2.7 million in the first quarter of fiscal 1998. The Company incurred capital expenditures of $3.7 million primarily in facilities improvements and the acquisition of manufacturing and other equipment to expand its manufacturing facilities in Connecticut and Switzerland. The Company also purchased a patent that it believes will enhance its modulator product offerings in the first quarter of fiscal 1998 for $500,000. These programs were primarily funded through existing capital and the liquidation of short-term investments of $1.5 million during the first quarter of fiscal 1998.
     The Company has a $5.0 million revolving line of credit with a bank. There were no borrowings under the line of credit at September 30, 1997. Advances under the line of credit bear interest at the bank's prime rate (8.5% at September 30, 1997) and are secured by inventories and accounts receivable. Under the terms of the line of credit agreement, the Company is required to maintain certain minimum working capital, net worth, profitability levels and other specific financial ratios. In addition, the agreement prohibits the payment of cash dividends and contains certain restrictions on the Company's ability to borrow money or purchase assets or interests in other entities without the prior written consent of the bank. The line of credit expires on January 28, 1999. There were no borrowings under the line of credit at September 30, 1997. During the first quarter of fiscal 1998, the Company retired approximately $6.3 million in notes payable and the related interest payable originating from the acquisition of UFP in May 1996.
     The Company believes that its existing cash balances and short-term investments, together with existing cash flow from operations and available line of credit will be sufficient to meet its liquidity and capital spending requirements at least through the end of calendar year 1998. However, possible acquisitions of complementary businesses, products or technologies may require additional financing prior to such time. There can be no assurance that additional financing will be available when required or, if available, will be on terms satisfactory to the Company.


PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

     Certain claims and counter claims have been filed between the Uniphase Telecommunications Products, Inc., ("UTP"), a subsidiary of the Company, and Tacan Corporation ("Tacan") with the U.S. District Court for the Southern District of California (the "Southern California Action") and the U.S. District Court for the District of Connecticut (the "Connecticut Action"). UTP seeks to recover in excess of $695,000 for amounts that Tacan refused to pay for equipment ordered and/or received by Tacan, plus punitive damages and treble damages. Tacan alleges claims of breach of contract, breach of implied and express warranties, negligent misrepresentation, conversion and negligent interference with perspective economic advantage as well as unfair trade practices and seeks compensatory damages in amounts allegedly exceeding $11.6 million plus punitives. On October 17, 1997, Tacan agreed to dismiss the Southern California Action and proceed with the Connecticut Action.

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

     None

Item 3.  Defaults upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     During the quarter ended September 30, 1997, no matters were submitted for stockholders' vote.

     On October 16, 1997, the Company submitted for the approval of, and the stockholders approved, an amendment to the Company's Certificate of Incorporation to increase the number of shares of common stock which the Company is authorized to issue from 20,000,000 to 50,000,000 shares.

Item 5.  Other Information

     None

Item 6.  Exhibits and Reports on Form 8-K

     a)  Exhibits

           27.  Financial Data Schedule

     b)  Forms 8-K

          Amendment to Form 8-K originally filed with the Commission for the purchase of the assets of IBM Laser Enterprise on March 25, 1997.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Uniphase Corporation
                                   (Registrant)

Date      10-24-97           \s\  Danny E. Pettit
                         Danny E. Pettit, Vice President of Finance and CFO
                              (Principal Financial and Accounting Officer)

Date      10-24-97            \s\ Kevin Kalkhoven
                         Kevin N. Kalkhoven, Chairman and CEO
                               (Principal Executive Officer)