Form 10-K/A
period 1997-06-30
UNIPHASE CORP /CA/
filed 1997-12-10
CIK 912093

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A
(MARK ONE)

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

================================================================================

                                EXPLANATORY NOTE

                         The Undersigned Registrant hereby amends
               "Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K" of its Annual Report on Form 10-K for the fiscal year ended June 30, 1997 filed on September 25, 1997 pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

Date: December 10, 1997                   UNIPHASE CORPORATION


                                          By:    /s/ KEVIN N. KALKHOVEN

                                            ------------------------------------
                                                     Kevin N. Kalkhoven
                                            Chairman and Chief Executive Officer

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
  10.21(10)       Form of Agreement between Registrant and GCA Fibreoptics Limited for the
                  Sale and Purchase of the entire issued shares capital of GCA Fibreoptics
                  Limited as of May 24, 1996.
  10.22(7)        Joint Venture agreement, dated July 24, 1995, between Daniel Guillot and the
                  Registrant, as amended October 6, 1995.
  10.23(7)        OEM Agreement, dated November 20, 1995, between the Registrant and Tencor
                  Instruments.
  10.24(7)        License Agreement, dated November 20, 1995, between the Registrant and
                  Tencor Instruments.
  10.25(11)       Amended and Restated 1993 Flexible Stock Incentive Plan.
  10.26(12)       OEM Agreement dated July 24, 1997 by and between KLA-Tencor Corporation and the Registrant.
  10.28(1)        Purchase Agreement among Uniphase Corporation, International Business
                  Machines Corporation, and Uniphase Laser Enterprise AG
  10.29(1)        Technology License Agreement
  10.30(1)        Patent License Agreement
  10.31(1)        The Agreement for Exchange of Confidential Information
  13              Portions of the 1997 Annual Report to Stockholders expressly incorporated by reference herein.
  21.1            Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K for the year ended June 30, 1997.)
  23.1            Consent of Ernst & Young LLP, independent auditors (incorporated by reference to Exhibit 23.1 to the Company's Annual Report on Form 10-K for the year ended
                  June 30, 1997.)
  24.1            Powers of Attorney (incorporated by reference to Exhibit 24.1 to the Company's
                  Annual Report on Form 10-K for the year ended June 30, 1997.)
  27              Financial Data Schedule (incorporated by reference to Exhibit 27 to the Company's
                  Annual Report on Form 10-K for the year ended June 30, 1997.)

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

(12) Incorporated by reference to exhibits filed with Registrant's registration statement on form S-3A, Amendment No. 2, file number 333-27931 filed with the Securities and Exchange Commission on August 12, 1997. Confidential treatment has been requested with respect to certain portions.