Form 10-Q
period 1997-12-31
UNIPHASE CORP /CA/
filed 1998-02-09
CIK 912093

18


                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended         December 31, 1997
                                  OR
[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________  to ____________

Commission file number             0-22874

                              Uniphase Corporation
                    (Exact name of registrant as specified in its charter)

     Delaware                                            94-2579683
(State or other jurisdiction of incorporation        (I.R.S. Employer
               or organization)                       Identification No.)


     163 Baypointe Parkway
     San Jose, CA                                        95134
(Address of principal executive offices)               (Zip Code)

                         (408) 434-1800
               (Registrant's telephone number, including area code)


     (Former name, former address and former fiscal year if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No_____
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 31, 1997.

     Common Stock $.001 par value                    34,705,506
          Class                                   Number of Shares


Part I--FINANCIAL INFORMATION

Item 1.  Financial Statements


                         UNIPHASE CORPORATION

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)



(In thousands, except per share
data)                              Three months ended   Six months ended
                                       December 31,       December 31,

                                        1997     1996     1997      1996
Net sales                            $42,934  $22,683  $81,407   $46,146

Cost of sales                         22,148   12,256   42,102    24,464
                                     -------   ------   ------    ------
   Gross profit                       20,786   10,427   39,305    21,682

Operating expenses:
   Research and development            3,193    2,128    6,079     3,755
   Royalty and license                   490      416      975       825
   Selling, general and
     administrative                    6,653    4,216   12,946     8,665
   Acquired in-process research &
     development                       6,568      - -    6,568       - -
                                      ------    -----   ------    ------
Total operating expenses              16,904    6,760   26,568    13,245
                                      ------    -----   ------    ------

   Income from operations              3,882    3,667   12,737     8,437

Interest and other income, net           760      982    1,522     1,928
                                       -----    -----   ------    ------

   Income before income taxes          4,642    4,649   14,259    10,365

Income tax expense                     3,979    1,513    7,393     3,628
                                       -----    -----   ------    ------

Net income                            $  663   $3,136  $ 6,866   $ 6,737
                                      ======   ======  =======   =======

Basic earnings per share              $ 0.02   $ 0.10  $  0.20   $  0.21
                                      ======   ======  =======   =======

Dilutive earnings per share           $ 0.02   $ 0.09  $  0.19   $  0.19
                                      ======   ======  =======   =======

See accompanying notes





                         UNIPHASE CORPORATION

                      CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)
                                                 December 31,  June 30,
                                                     1997       1997
ASSETS                                           (unaudited)
Current assets:
   Cash and cash equivalents                         $30,308  $  29,186
   Short-term investments                             54,564     52,009
   Accounts receivable, less allowances for
     returns and doubtful accounts of $332 at
     December 31, 1997 and $1,877 at June 30, 1997    25,063     20,317
   Inventories                                        19,180     18,668
   Refundable income taxes                             4,852      6,010
   Deferred income taxes and other current assets      8,793      7,525
                                                     -------    -------
      Total curret assets                            142,760    133,715
   Property, plant and equipment, net                 39,996     31,251
   Intangible assets                                  10,586     10,969
   Long-term deferred income taxes and other assets    1,748      1,644
                                                    --------   --------
      Total assets                                  $195,090   $177,579
                                                    ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of notes payable                 $     --    $ 6,061
   Accounts payable                                    8,609      4,781
   Accrued payroll and related expenses                5,230      4,528
   Income taxes payable                                5,512      5,049
   Other accrued expenses                              5,709      4,908
                                                      ------     ------
      Total current liabilities                       25,060     25,327
Accrued pension and other employee benefits            2,508      2,392
Other non-current liabilities                            135         83
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $0.001 par value:
      Authorized shares--1,000,000
      None issued and outstanding                         --         --
   Common stock, $0.001 par value:
      Authorized shares--50,000,000
      Issued and outstanding shares - 34,612,348
      at December 31, 1997 and 33,843,934 at
      June 30, 1997                                       35         34
   Additional paid-in capital                        167,566    156,864
   Retained earnings (deficit)                          (238)    (7,104)
   Net unrealized gain on securities available-
      for-sale                                            50         11
   Foreign currency translation adjustment               (26)       (28)
                                                    ---------   --------
      Total stockholders' equity                     167,387    149,777
                                                    --------   --------
      Total liabilities and stockholders' equity    $195,090   $177,579
                                                    ========   ========

See accompanying notes


                         UNIPHASE CORPORATION

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

(In thousands)                                         Six Months Ended
                                                         December 31,


                                                          1997     1996
Operating activities
   Net income                                           $6,866  $ 6,737
   Adjustments to reconcile net income to cash
    provided by operating activities:
      Depreciation and amortization                      3,888    2,233
      Stock compensation expense                           525       --
      Acquired in-process research and development       6,568       --
       Change in operating assets and liabilities:
         Accounts receivable                            (4,529)     460
         Inventories                                      (452)  (5,545)
         Deferred income taxes and other current
           assets                                           --    1,823
         Accounts payable, accrued liabilities and
           other current liabilities                    12,062      (49)
                                                        ------   -------
Net cash provided by operating activities               24,928    5,659
                                                        ------   -------

Investing activities
   Purchase of short-term investments                  (39,951) (69,432)
   Proceeds from sale of short-term investments         37,435   42,025
   Purchase of property, plant and equipment           (11,228)  (5,345)
   Acquisition of INDX, net of cash acquired            (6,696)      --
   Purchase of intellectual property                      (550)      --
   Increase in other assets                                (78)      --
                                                       -------- --------
Net cash used in investing activities                  (21,068) (32,752)
                                                       -------- --------

Financing activities
   Repayment of notes payable                           (6,061)    (548)
   Proceeds from issuance of common stock under stock
     option and  stock purchase plans                    3,323    2,172
                                                       --------  ------
Net cash provided by (used in) financing activities     (2,738)   1,624

Increase (decrease) in cash and cash equivalents         1,122  (25,469)

Cash and cash equivalents at beginning of period        29,186   52,463
                                                        ------  -------
Cash and cash equivalents at end of period             $30,308  $26,994
                                                       =======  =======

Supplemental Cash Flow Information
     Tax benefits from stock option and stock purchase
     plans                                             $ 6,854   $6,126
                                                       =======   ======


See accompanying notes


                         UNIPHASE CORPORATION

         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Business Activities and Basis of Presentation

     The financial information at December 31, 1997 and for the three and six month periods ended December 31, 1997 and 1996 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such information does not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. For further information, refer to the Consolidated Financial Statements and footnotes thereto included or incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

     The results for the three and six month periods ended December 31, 1997 may not be indicative of results for the fiscal year ending June 30, 1998 or any future period.

Impact of Recently Issued Accounting Standards

     In 1997, the Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," was issued and is effective for fiscal years commencing after December 15, 1997.

     In 1997, the Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures About Segments of an Enterprise and Related Information," was issued and is effective for fiscal years commencing after December 15, 1997.

     The Company is required to adopt the provisions of SFAS 130 and 131 in fiscal year 1999 and expects the adoption will not impact results of operations or financial position but will require additional disclosures.

Income Taxes

     The effective tax rate used for the second quarter and the first six months of fiscal 1998 were 85.7% and 51.9% compared to 32.5% and 35% used in the same periods of fiscal 1997. The 1998 tax rates are higher due to the non-deductible acquired in-process research and development expenses.
Inventories

     Inventories consist of the following:

                                     December 31,    June 30,
(in thousands)                         1997            1997

Raw materials and purchased parts     8,472           5,876
Work in process                       6,937          10,468
Finished goods                        3,771           2,324
                                     ------          ------
                                    $19,180         $18,668
                                    =======         =======

Earnings per Share

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. The Company's diluted earnings per share is very similar to the previously reported primary earnings per share. All earnings per share amounts for all prior periods presented, where necessary, have been restated to conform to the Statement 128 requirements and to reflect the 100% stock dividend discussed in the "Stock Dividend" note to these unaudited consolidated financial statements.

     The following table sets forth the computation of basic and diluted earnings per share:

                                Three Months Ended  Six Months Ended
                                     December 31,     December 31,
                                    1997     1996     1997    1996
Denominator for basic earnings
   per share-weighted average
   shares                         34,467   32,694   34,240  32,520
Effect of dilutive securities:
   Stock options outstanding       2,526    2,790    2,587   2,714
                                  ------   ------   ------  ------
Denominator for diluted
   earnings per share             36,993   35,484   36,827  35,234
                                  ======   ======   ======  ======

Net income                       $   663  $ 3,136  $ 6,866 $ 6,737
                                 =======  =======  ======= =======

Basic earnings per share         $  0.02  $  0.10  $  0.20 $  0.21
                                 =======  =======  ======= =======

Dilutive earnings per share      $  0.02  $  0.09  $  0.19 $  0.19
                                 =======  =======  ======= =======




Litigation and Contingencies

     Certain former employees have commenced claims against the Company alleging wrongful termination, fraud and termination in violation of public policy. The Company believes these claims are without merit and is vigorously defending them. All but two claims were settled for insignificant amounts during the second quarter of fiscal 1998. Even if the remaining claims were adjudicated in favor of the plaintiffs, the Company does not believe that the ultimate resolution of these matters will have a material adverse impact on the Company or its operations.

     In December 1997, certain claims and counter claims previously filed between Uniphase Telecommunications Products, Inc., ("UTP"), a subsidiary of the Company, and Tacan Corporation ("TACAN") were settled. The settlement with TACAN did not have a material effect on the Company's financial condition or results of operations.

Stock Dividend

     In November 1997, the stockholders of the Company approved an increase in the number of shares of common stock authorized from 20,000,000 to 50,000,000 shares and the Company declared a 100% stock dividend. The stock dividend was paid November 12, 1997. All share and per share amounts included in the accompanying unaudited consolidated financial statements and notes applicable to prior periods have been restated to reflect this stock dividend.

Acquisition of INDX Pty Ltd.

     On November 26, 1997, the Company acquired 100% of the capital stock of INDX Pty Ltd. (INDX) and obtained certain licensing rights from Australia Photonics Pty Limited (AP). INDX designs and manufactures fiber optic reflection filters (fiber Bragg gratings) for wavelength division multiplexing (WDM) applications. The total purchase price of $6,896,000 included a cash payment of $6,496,000 to AP and acquisition expenses of $400,000.

     The acquisition has been accounted for as a purchase and accordingly, the accompanying interim fiscal 1998 financial statements include the results of operations of INDX subsequent to the acquisition date. The purchase price was allocated to the net assets and the in-process research an development acquired. The purchased intangible assets are being amortized over the estimated useful life of 5 years. Pro forma results of operations as if the transaction had occurred at the beginning of the year are not shown as the effect would not be material.

     To determine the value of the acquired in-process research and development, the Company considered, among other factors, the state of development of each project, the time and resources needed to complete each project, expected income, target markets and associated risks. Associated risks included inherent difficulties and uncertainties in completing the projects and thereby achieving technical feasibility, and risks related to the viability of and potential changes in future target markets. The Company applied a discount rate of 20% in the valuation of in-process technology. This analysis resulted in a valuation of $6,568,000 for acquired in-process research and development that had not reached technological feasibility and did not have alternative future uses. Therefore, in accordance with generally accepted accounting principles, such $6,568,000 was charged to income.

     The effects of the INDX acquisition on the 1998 interim consolidated statement of cash flows were as follows (in thousands)

          Working capital (deficiency) acquired      $   (344)
          Property and equipment                          279
          Intangibles                                     193
          In-process research and development           6,568
                                                     --------
          Total purchase price, net of cash acquired $  6,696
                                                     ========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                         UNIPHASE CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS


Results of Operations

     Recent Events

     On November 26, 1997, the Company acquired 100% of the capital stock of INDX Pty Ltd. (INDX) and obtained certain licensing rights from Australian Photonics Pty Limited (AP). As a result of the acquisition, the Company recorded an in-process research and development charge of $6,568,000 during the second quarter of fiscal 1998. This amount was charged to operations and represents the estimated value of development programs that had not reached technological feasibility. Other than the in-process charge, INDX's results of operations for both the quarter and six-month period ended December 31, 1997 were insignificant to the overall Company.

     Net Sales

     In the second quarter of fiscal 1998, ended December 31, 1997, net sales were $42.9 million, which represented a $20.2 million or 89% increase over net sales of $22.7 million reported for the second quarter of fiscal 1997. For the first six months of fiscal 1998, net sales were $81.4 million, which represented a $35.3 million or 76% increase over net sales of $46.1 million in the same period of fiscal 1997. The increase in net sales for the quarter and six-month periods were primarily due to increased sales of $17.3 million and $32.1 million, respectively of the Company's telecommunications products. Results for the six month period ended December 31, 1997 included the operations of Uniphase Laser Enterprise (ULE) which accounted for 21% of telecommunication product sales and was acquired in a purchase transaction in March 1997 from IBM's Zurich Research Laboratory in Switzerland. Net sales increased $4.4 million or 12% over the first quarter of fiscal 1998 amount of $38.5 million, primarily due to sales growth in certain telecommunications products. Sales of the Company's lasers subsystems, primarily argon lasers, increased approximately $1.1 million for both the quarter and six month periods ended December 31, 1997. The Company's Ultrapointe division experienced an increase in sales during first six months of fiscal 1998 of approximately $2.1 million over the prior year primarily due to recovery from a cyclical downturn experienced in the semiconductor industry during fiscal 1997. Sales of Ultrapointe systems are expected to be lower in the second half of fiscal 1998 as compared to the first half of fiscal 1998 resulting from ongoing unsettled semiconductor markets in the Pacific Rim.


     Gross Profit

     In the second quarter of fiscal 1998, the Company's gross profit increased 99% to $20.8 million or 48% of net sales from $10.4 million or 46% of net sales in the same period of fiscal 1997. For the first six months of fiscal 1998, gross profits increased 81% to $39.3 million or 48% of net sales from $21.7 million or 47% of net sales in the same period of fiscal 1997. The increase in gross profit over fiscal 1997 for the quarter and the six month period is due to increased sales of certain high margin products, including the products of ULE. Gross profit increased $2.3 million or 12% over the first quarter of fiscal 1998.

     Gross margin for the second quarter of fiscal 1998 includes the cost of qualifying a new manufacturing facility in Zurich and costs related to the retooling of modulator production facilities for certain customers' next generation products which temporarily reduced production capacity at these facilities. The
Company anticipates its modulator retooling efforts will continue into the third quarter of fiscal 1998, and the new Zurich manufacturing facility will be fully operational by the end of fiscal 1998. Reduced sales of Ultrapointe systems may also have an adverse effect on gross profit for the remainder of fiscal 1998. The Company expects that there will continue to be periodic fluctuations in its gross margin resulting from these factors and changes in its product mix, competitive pressures, manufacturing yields, inefficiencies associated with new product introductions and other factors.

     Research and Development

     In the second quarter of fiscal 1998, research and development (R&D) expense was $3.2 million or 7% of net sales which represented a $1.1 million or 50% increase over R&D expense of $2.1 million or 9% of net sales in the second quarter of fiscal 1997. For the first six months of fiscal 1998, research and development expense was $6.1 million or 7% of net sales which represents a $2.3 million or 62% increase over the same period in fiscal 1997. The increase in research and development expense is primarily due to increased expenditures associated with the continued development and enhancement of the Company's telecommunications product lines. R&D expense increased $300,000 or 11% over the first quarter of fiscal 1998 resulting from increases in development costs for telecommunications products offset in part by a decline in R&D expenses by Ultrapointe. The Company anticipates that R&D expense will continue to increase in absolute amounts and may fluctuate as a percentage of net sales.

     Royalty and License

     In the second quarter of fiscal 1998, royalty and license expenses of $490,000 was consistent with the same quarter in fiscal 1997 and the first quarter of fiscal 1998. However, these expenses decreased as a percentage of net sales to 1% in the quarter ended December 31, 1997 as compared to 2% in the same period in fiscal 1997. For the first six months of fiscal 1998, royalty and license expense of $975,000 was comparable to the corresponding fiscal 1997 amount of $825,000, and decreased as a percentage of net sales to 1% from 2%. The decrease as a percentage of net sales was due to an increasing proportion of revenues being derived from certain royalty-free telecommunication products.
     The Company continues to develop products in solid state laser, telecommunications and semiconductor equipment technology industries. There are numerous patents for these products, some of which are held by others, including academic institutions and competitors of the Company. Such patents could inhibit the Company's ability to develop, manufacture and sell products. A number of the patents in these industries are conflicting. If there is conflict between a third-party's patents or products and those of the Company, it could be very costly for the Company to enforce its rights in an infringement action or defend such an action brought by another party. In addition, the Company may need to obtain license rights to certain patents and may be required to make substantial payments, including continuing royalties, in exchange for such license rights. There can be no assurance that licenses to third party technology, if needed, will be available on commercially reasonable terms.

     Selling, General and Administrative

     In the second quarter of fiscal 1998, selling, general and administrative (SG&A) expense was $6.7 million or 16% of net sales, which represented a $2.4 million or 58% increase over SG&A expense of $4.2 million or 19% of net sales in the second quarter of fiscal 1997. For the six months of fiscal 1998, SG&A expense was $13.0 million or 16% of net sales which represented a $4.3 million or 49% increase over SG&A expense of $8.7 million or 19% of net sales in the same period of fiscal 1997. SG&A expense increased $400,000 or 6% over the first quarter of fiscal 1998 amount of $6.3 million. The increase is due primarily to increased sales and administrative support costs for telecommunications products, including additional expenses associated with the ULE business and increased business development costs.

     Interest and Other Income, Net

     In the second quarter of fiscal 1997, interest and other income, net was $760,000, which represented a $222,000 decrease from $982,000 in the second quarter of fiscal 1997. For the first six months of fiscal 1998, interest and other income, net decreased to $1.5 million from $1.9 million in the same period of fiscal 1997. The decrease in interest and other income is primarily due to a reduced level of short-term investments resulting from the cash payment to IBM of $45 million for ULE in March 1997, and the payment to AP of approximately $6.5 million for INDX and certain licensing rights in November, 1997.

     Income Taxes

     The effective tax rate used for the second quarter and the first six months of fiscal 1998 were 85.7% and 51.9% compared to 32.5% and 35% used in the same periods of fiscal 1997. The 1998 tax rates are higher due to the non-deductible acquired in-process research and development expenses.

Liquidity and Capital Resources

     At December 31, 1997 the Company's combined balance of cash, cash equivalents and short-term investments was $84.9 million. The Company has met its liquidity needs during fiscal 1998 primarily through cash generated from operating activities totaling $24.9 million. Cash provided by operating activities is primarily the result of net income before depreciation and amortization, stock compensation expense and acquired in-process research and development costs. Cash provided by operating activities also includes approximately $7.1 million generated from reductions in net working capital.
     Cash used in investing activities was $21.1 million for the first six months of fiscal 1998. The Company's acquisition of INDX accounted for $6.7 million of investing activity. The Company incurred capital expenditures of $11.2 million primarily in facilities improvements and equipment purchases to expand its manufacturing capacities and research and development efforts primarily in its telecommunication product lines. The Company also purchased intellectual property totaling $550,000 for its telecommunications product group. The Company expects to continue to expand its worldwide manufacturing capacity, primarily for telecommunication products by investing approximately $20 million in capital expenditures for the remainder of fiscal 1998.
     The Company generated $3.3 million during fiscal 1997 due primarily to the exercise of stock options and the sale of stock through an employee stock purchase plan. Cash used for financing activities include the repayment of $6.1 million of notes payable originating from the acquisition of Uniphase Fibreoptic Products in fiscal 1996.
     The Company has a $5.0 million revolving line of credit with a bank. There were no borrowings under the line of credit at December
31, 1997. Advances under the line of credit bear interest at the bank's prime rate (8.5% at December 31, 1997) and are secured by inventories and accounts receivable. Under the terms of the line of credit agreement, the Company is required to maintain certain minimum working capital, net worth, profitability levels and other specific financial ratios. In addition, the agreement prohibits the payment of cash dividends and contains certain restrictions on the Company's ability to borrow money or purchase assets or interests in other entities without the prior written consent of the bank. The line of credit expires on January 28, 1999.
     The Company believes that its existing cash balances and short-term investments, together with existing cash flow from operations and available line of credit will be sufficient to meet its liquidity and capital spending requirements at least through the end of calendar year 1998. However, possible acquisitions of businesses, products or technologies may require additional financing prior to such time.
There can be no assurance that additional financing would be available when required or, if available, would be on terms satisfactory to the Company.


Risk Factors

Cyclicality of Semiconductor Industry

    The Company's Ultrapointe Systems and a portion of its laser subsystems businesses depend upon capital expenditures by manufacturers of semiconductor devices, including manufacturers that are opening new or expanding existing fabrication facilities, which, in turn, depend upon the current and anticipated market demand for semiconductor devices and products utilizing such devices. The semiconductor industry is highly cyclical, and historically has experienced periods of oversupply, resulting in significantly reduced demand for capital equipment. Recently, the semiconductor industry has experienced a downturn which may lead certain of the Company's customers to delay or cancel purchase of the Company's Ultrapointe Systems. Results of operations for the six months ended December 31, 1997 include $9.3 million in sales of Ultrapointe products as compared to $7.2 million for the comparable period in fiscal 1997. There can be no assurance that the Company's operating results will not be materially and adversely affected by the recent downturn in the semiconductor industry. Furthermore, there can be no assurance that the semiconductor industry will not experience further downturns or slowdowns in the future or that the current backlog of Ultrapointe products will result in actual sales or such backlog of indicative of a meaningful trend, which may materially and adversely affect the Company's business and operating results.


Variability and Uncertainty of Quarterly Operating Results

    The Company has experienced and expects to continue to experience significant fluctuations in its quarterly results. The Company believes that fluctuations in quarterly results may cause the market price of its common stock to fluctuate, perhaps substantially. Factors which have had an influence on and may continue to influence the Company's operating results in a particular quarter include the timing of the receipt of orders from major customers, product mix, competitive pricing pressures, relative proportions of domestic and international sales, costs associated with the acquisition or disposition of businesses, products or technologies, the Company's ability to design, manufacture, and ship products on a cost effective and timely basis, the delay between incurrence of expenses to further develop marketing and service capabilities and realization of benefits from such improved capabilities, the announcement and introduction of cost effective new products by the Company and by its competitors, and expenses associated with any intellectual property litigation. In addition, the Company's sales will often reflect orders shipped in the same quarter that they are received. Moreover, customers may cancel or reschedule shipments, and production difficulties could delay shipments. The timing of sales of the Company's Ultrapointe Systems may result in substantial fluctuations in quarterly operating results due to the substantially higher per unit prices of these products relative to the Company's other products. In addition, the Company sells its telecommunications equipment products to Original Equipment Manufacturers (OEMs) who typically order in large quantities and therefore the timing of such sales may significantly affect the Company's quarterly results. The timing of such OEM sales can be affected by factors beyond the Company's control, including demand for the OEMs' products and manufacturing issues experienced by OEMs. In this regard, the Company has historically experienced rescheduling of orders by customers in each of its markets and may experience such rescheduling in the future. As a result of the above factors, the Company's results of operations are subject to significant variability from quarter to quarter.

    There can be no assurance that other acquisitions or dispositions of businesses, products or technologies by the Company in the future will not result in substantial charges or other expenses that may cause fluctuations in the Company's quarterly operating results.

     The Company's operating results in any particular quarter may also be affected by the acquisition or disposition of other businesses, products or technologies by the Company. For example, in the second quarter of fiscal 1998, the Company incurred charges totaling $6.6 million for acquired in-process research and development in connection with the acquisition of Indx. In the third quarter of fiscal 1997, the Company incurred charges totaling $33.3 million for acquired in-process research and development in connection with the acquisition of Uniphase Laser Enterprise ("ULE"). There can be no assurance that acquisitions or dispositions of businesses, products or technologies by the Company in the future will not result in substantial charges or other expenses that may cause fluctuations in the Company's quarterly operating results.

Dependence on Key OEM Relationships

    In July 1997, the Company entered into an exclusive OEM Agreement (the "Agreement") with KLA-Tencor Corporation pursuant to which KLA-Tencor Corporation distributes Ultrapointe Systems through its worldwide distribution channels. This Agreement supercedes prior OEM understandings and agreements with Tencor Instruments, a predecessor of KLA-Tencor Corporation regarding the Companies' business relationship. The Company currently expects that KLA-Tencor Corporation will account for a majority of Ultrapointe's net sales for the foreseeable future for Laser Imaging Systems used to analyze defects on semiconductor wafers and photomasks during the manufacturing process as well as automatic defect classification software products. The Agreement outlines minimum quantities in the year of inception, product specifications, ongoing research and development efforts on the product line, pricing and payment terms. The Agreement is effective through June 30, 2000 and may be extended for up to three (3) additional one year renewal periods thereafter.

    On April 30, 1997, Tencor Instruments and KLA Instruments, Inc. merged and formed KLA-Tencor Corporation. The Company believes that the timing of the receipt of orders and the related product mix under the Agreement will not be consistent with historical orders for Ultrapointe Systems because of the size and complexities associated with merging these organizations. Consequently, the Company's interim revenue levels and profit margins may be adversely affected.

    In addition, one laser subsystems customer, the Applied Biosystems Division of Perkin-Elmer Corporation, accounted for approximately 10%, 12% and 12% of the Company's net sales for current six months, fiscal years, 1997, 1996, and 1995, respectively. One telecommunications customer, CIENA Corporation, accounted for approximately 13% of the Company's net sales for the first six months of fiscal 1998.

    The loss or delay of orders from these or other OEM customers could have a materially adverse effect on the Company's business and operating results.

Customer Concentration

    A relatively limited number of OEM customers historically have accounted for a substantial portion of the Company's telecommunications net sales. Sales to any single customer are also subject to significant variability from quarter to quarter. Such fluctuations could have a material adverse effect on the Company's business, operating results or financial condition. The Company expects that sales of telecommunications products to a limited number of customers will continue to account for a high percentage of net sales for the foreseeable future. Moreover, there can be no assurance that current customers will continue to place orders or that the Company will be able to obtain new orders from new customers.

Future Capital Requirements

    The Company is devoting substantial capital spending for new facilities and equipment for Uniphase Laser Enterprise and to the development of certain other new products for the telecommunications markets. Although the Company believes existing cash balances, cash flow from operations and available lines of credit will be sufficient to meet its capital requirements at least through the end of fiscal 1998, the Company may be required to seek additional equity or debt financing to compete effectively in its markets. The timing and amount of such capital requirements cannot be precisely determined at this time and will depend on several factors, including the Company's acquisitions and the demand for the Company's products and products under development. There can be no assurance that such additional financing will be available when needed, or, if available, will be on terms satisfactory to the Company.

Intense Industry Competition

     The laser, semiconductor capital equipment, CATV and telecommunications industries in which the Company sells its products are highly competitive. In each of the markets it serves, the Company faces intense competition from established competitors, many of which have substantially greater financial, engineering, research and development, manufacturing, marketing, service and support resources. The Company is a recent entrant into the semiconductor capital equipment, the CATV and telecommunications marketplaces and competes with many companies in those markets that have substantially greater resources, including greater name recognition, a larger installed base of products and longer standing customer relationships. In order to remain competitive, the Company must maintain a high level of investment in research and development, marketing, and customer service and support. There can be no assurance that the Company will be able to compete successfully in the laser, semiconductor capital equipment, CATV or telecommunications industries in the future, that the Company will have sufficient resources to continue to make such investments, that the Company will be able to make the technological advances necessary to maintain its competitive position or that its products will receive market acceptance. The telecommunication and the semiconductor capital equipment markets are frequently affected by new product introductions and new technologies that make existing production and products obsolete. In addition, there can be no assurance that technological changes or development efforts by the Company's competitors will not render the Company's products or technologies obsolete or uncompetitive.


Declining Market for Gas Lasers; Development and Other Risks Relating to Solid State Laser Technologies

    Gas laser subsystems sales accounted for 22.7%, 33.1% and 47.7% of total Company's sales for the first six months of fiscal 1998 and for fiscal years 1997 and 1996, respectively. The market for gas lasers is mature and is expected to decline as customers transition from conventional lasers, including gas, to solid state lasers, which are currently expected to be the primary commercial laser technology in the future. In response to this transition, the Company has devoted substantial resources to developing solid state laser products. To date, sales of the Company's solid state laser products have been limited and primarily for customer evaluation purposes. The Company believes that a number of companies are further advanced than the Company in their development of solid state lasers and are competing with evaluation units for many of the same design-in opportunities that the Company is pursuing. It is anticipated that the average selling price of solid state lasers may be significantly less in certain applications than the gas laser products the Company is currently selling in such markets. The Company further believes it will be necessary to continue to reduce the cost of manufacturing and to broaden the wavelengths provided by its laser products. There can be no assurance that the Company's solid state laser products will not be rendered obsolete or uncompetitive by products of other companies.

Hiring and Retention of Key Personnel

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

Patents and Intellectual Property Rights

    The laser, semiconductor capital equipment, CATV and telecommunications industries in which the Company sells its products are characterized by frequent litigation regarding patent and other intellectual property rights. Numerous patents in these industries are held by others, including academic institutions and competitors of the Company. Such patents could inhibit the Company's ability to develop new products for such markets. The industries in which the Company operates is characterized by periodic claims of patent infringement or other intellectual property rights. While in the past licenses generally have been available to the Company where third-party technology was necessary or useful for the development or production of the Company's products, there can be no assurance that licenses to third-party technology will be available on commercially reasonable terms, if at all. Generally, a license, if granted, would include payments by the Company of up-front fees, ongoing royalties or a combination thereof. There can be no assurance that such royalty or other terms would not have a significant adverse impact on the Company's operating results. The Company is a licensee of a number of third party technologies and intellectual property rights and is required to pay royalties to these third party licensors on certain of its products, including its Ultrapointe Systems and its solid state lasers. During the first six months of fiscal 1998 and for fiscal 1997 and 1996, the Company incurred $975,000, $1.4 million and $1.3 million, respectively, in license and royalty fees primarily in connection with its gas laser subsystems. In addition, there can be no assurance that third parties will not assert claims against the Company with regards to the Company's existing products or with respect to future products under development by the Company. In the event of litigation to determine the validity of any third-party claims, such litigation could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation is determined in favor of the Company. In the event of an adverse result in any such litigation, the Company could be required to expend significant resources to develop non-infringing technology, to obtain licenses to the technology which is the subject of the litigation. There can be no assurance that the Company would be successful in such development or that any such licenses would be available to the Company. In the absence of such a license, the Company could be enjoined from future sales of the infringing product or products. In fiscal years 1992 and 1993, the Company incurred substantial legal expenses in connection with a patent infringement action relating to the Company's current gas laser subsystems brought by Spectra-Physics Lasers, Inc. ("Spectra-Physics"). While the Spectra-Physics case has since been settled, no assurance can be given that, in the future, the Company will be able to avoid material and adverse actions by competitors or others or that the Company will not be forced to initiate its own actions to protect its proprietary position.

Limited Protection of Intellectual Property

    The Company's future success depends in part upon its intellectual property, including patents, trade secrets, know-how and continuing technological innovation. There can be no assurance that the steps taken by the Company to protect its intellectual property will be adequate to prevent misappropriation or that others will not develop competitive technologies or products. The Company currently holds 30 U.S. patents on products or processes and certain corresponding foreign patents and has applications for certain patents currently pending. While these patents have been issued, no assurance can be given that competitors will not successfully challenge the validity of these patents or design products that avoid infringement of the Company's proprietary rights with respect to its products. There can be no assurance that other companies are not investigating or developing other technologies that are similar to the Company's, or that any filed, pending or issued patents will be sufficiently broad to deter or prohibit others from marketing similar products. In addition, there can be no assurance that any patents issued to the Company will not be challenged, invalidated or circumvented, or that the rights thereunder will provide a competitive advantage to the Company. Further, the laws of certain territories in which the Company's products are or may be developed, manufactured or sold, including Asia, Australia, Europe or Latin America, may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States.

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

Year 2000 Issue

     The Year 2000 Issue results from computer programs being written using two digits rather than four to define the applicable year. Any of Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. Such a misinterpretaion could result in system failure or miscalculation causing disruptions of operations, including, among other thins, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     The Company utilizes various integrated systems and software packages for internal processing and control. In addition, certain of the Company's products use software programs extensively. Based on the Company's preliminary assessment, the Company and its software vendors will need to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company has begun to assess and correct software programs to enable normal processing in the year 2000 and beyond. The cost which the Company may incur in such assessment and correction has not yet been determined. In addition, there can be no assurance that all of the modification and conversions to the Company's integrated systems or software packages will be converted in time to meet processing requirements in the year 2000. Failure to do so could have a material adverse effect on the Company's business, operating results and financial condition in the year 2000 and beyond.


The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward looking statements include, but are not limited to, statements regarding the Company's expectations, anticipations, hopes, beliefs, intentions or strategies regarding the future. Actual results could differ materially from those projected in any forward-looking statements as a result of a number of factors, including those detailed in the "Risk Factors" portion as well as those set forth from time to time in the Company's Reports on Form 10-K, 10-Q and Annual Reports to Stockholders. The forward-looking statements are made as of the date hereof and the Company assumes no obligation to update the forward-looking statements, or to update the reasons why actual results could differ materially from those projected in the forward-looking statements.





PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

     Reference is made to Item 3. Legal Proceedings, in the Registrant's Annual Report on Form 10-K for the year ended June 30, 1997 and Part II, Item 1. Legal Proceedings in the Registrant's
Quarterly Report on Form 10-Q for the quarterly period ended September
30, 1997.

     In December 1997, certain claims and counter claims previously filed between Uniphase Telecommunications Products, Inc., ("UTP"), a subsidiary of the Company, and Tacan Corporation ("TACAN") were settled. The settlement with TACAN did not have a material effect on the Company's financial condition or results of operations. In addition, all but two claims by former employees alleging wrongful termination, fraud and termination in violation of public policy against the Company were settled during the second quarter of fiscal 1998 for insignificant amounts.

Item 2.  Changes in Securities

     In November 1997, the stockholders of the Company approved an increase in the number of shares of common stock authorized from 20,000,000 to 50,000,000 shares and the Company declared a 100% stock dividend. The stock dividend was paid November 12, 1997.

Item 3.  Defaults upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     A Special Meeting of Stockholders (Special Meeting) was held on October 16, 1997. At the Special Meeting, an amendment to increase the aggregate number of shares of common stock which the Company is authorized to issue from 20,000,000 to 50,000,000 shares was approved as follows: 10,941,022 shares for and 12,149 withheld.

     The Annual Meeting of Stockholders (the "Annual Meeting") of the Company was held on November 11, 1997. At the Company's Annual Meeting, Casimar S. Skrzypczak was elected to Class III of the Board of Directors to serve a two year term and Robert C. Fink, Stephen C. Johnson and Anthony R. Muller were elected to Class I of the Board of Directors to serve three year terms. The terms of each of the following directors continued after the Annual Meeting: William B. Bridges, Wilson Sibett, Kevin N. Kalkhoven and Catherine P. Lego. On January 19, 1998 Anthony R. Muller resigned as a member of the Board of Directors.

     At the Annual Meeting, two items were put to a vote of the stockholders:

1. The election of three Class I directors and one Class III director of the Company to serve until the 2000 and 1999 Annual Meeting of Stockholders, respectively, and until their successors are elected and qualified;
2. The appointment of Ernst & Young LLP as the independent auditors for the Company for the fiscal year ending June 30, 1998.


     The voting results were:

               Item                  For        Against   Abstained
     1. Directors
         Casimir S. Skrzypczak     12,129,934      0          0
         Robert C. Fink            12,129,934      0          0
         Stephen C. Johnson        12,129,934      0          0
         Anthony R. Muller         12,129,934      0          0

     2. Appointment of auditors    12,119,818    6,883      16,133


Item 5.  Other Information

     None

Item 6.  Exhibits and Reports on Form 8-K

     a)  Exhibits

       27.    Financial Data Schedule

     b)  Reports on Form 8-K

          None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Uniphase Corporation
                                   (Registrant)

Date       February 6, 1998         \s\  Anthony R. Muller
                              ------------------------------------
                              Anthony R. Muller,
                              Senior Vice President and Chief Financial
                                Officer
                              (Principal Financial and Accounting Officer)


Date       February 6, 1998          \s\  Kevin N. Kalkhoven
                              ------------------------------------
                              Kevin N. Kalkhoven,
                              Chairman and Chief Executive Officer
                              (Principal Executive Officer)