Form 10-Q
period 1998-03-31
UNIPHASE CORP /CA/
filed 1998-05-11
CIK 912093

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to _________

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 7, 1998.

    Common Stock $.001 par value                                34,913,445
               Class                                        Number of Shares

PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                              UNIPHASE CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




(In thousands, except per share data)                 Three months ended             Nine months ended
                                                           March 31,                      March 31,
                                                    -----------------------        -----------------------
                                                      1998           1997            1998           1997
                                                    --------       --------        --------       --------
Net sales                                           $ 45,488       $ 26,928        $126,895       $ 73,073
Cost of sales                                         22,210         14,703          64,311         39,167
                                                    --------       --------        --------       --------
   Gross profit                                       23,278         12,225          62,584         33,906

Operating expenses:
   Research and development                            3,921          2,552           9,999          6,307
   Royalty and license                                   656            389           1,631          1,209
   Selling, general and administrative                 6,397          8,965          19,343         17,635
   Acquired in-process research & development             --         33,314           6,568         33,314
                                                    --------       --------        --------       --------
Total operating expenses                              10,974         45,220          37,541         58,465
                                                    --------       --------        --------       --------

   Income (loss) from operations                      12,304        (32,995)         25,043        (24,559)

Interest and other income, net                           750            877           2,270          2,805
                                                    --------       --------        --------       --------

   Income (loss) before income taxes                  13,054        (32,118)         27,313        (21,754)

Income tax expense                                     4,636          2,429          12,028          6,056
                                                    --------       --------        --------       --------

Net income (loss)                                   $  8,418       $(34,547)       $ 15,285       $(27,810)
                                                    ========       ========        ========       ========

Basic earnings (loss) per share                     $   0.24       $  (1.04)       $   0.44       $   (.84)
                                                    ========       ========        ========       ========

Dilutive earnings (loss) per share                  $   0.23       $  (1.04)       $   0.41       $   (.84)
                                                    ========       ========        ========       ========


See accompanying notes

                              UNIPHASE CORPORATION

                          CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

                                                                                 March 31,        June 30,
                                                                                   1998             1997
                                                                                ---------        ---------
ASSETS                                                                         (unaudited)
Current assets:
   Cash and cash equivalents                                                    $  45,501        $  29,186
   Short-term investments                                                          46,958           52,009
   Accounts receivable, less allowances for returns and doubtful accounts
      of $418 at March 31, 1998 and $1,877 at June 30, 1997                        30,502           20,317
   Inventories                                                                     19,256           18,668
   Refundable income taxes                                                          4,852            6,010
   Deferred income taxes and other current assets                                   7,979            7,525
                                                                                ---------        ---------
      Total current assets                                                        155,048          133,715
   Property, plant and equipment, net                                              45,407           31,251
   Intangible assets                                                                9,946           10,969
   Long-term deferred income taxes and other assets                                 1,957            1,644
                                                                                ---------        ---------
      Total assets                                                              $ 212,358        $ 177,579
                                                                                =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of notes payable                                             $      --        $   6,061
   Accounts payable                                                                11,151            4,781
   Accrued payroll and related expenses                                             5,829            4,528
   Income taxes payable                                                             7,156            5,049
   Other accrued expenses                                                           5,347            4,908
                                                                                ---------        ---------
      Total current liabilities                                                    29,483           25,327
Accrued pension and other employee benefits                                         3,161            2,392
Other non-current liabilities                                                          --               83
Commitments and contingencies Stockholders' equity:
   Preferred stock, $0.001 par value:
     Authorized shares - 1,000,000
     None issued and outstanding                                                                        --
   Common stock, $0.001 par value:
      Authorized shares--50,000,000
      Issued and outstanding shares - 34,902,462 at March 31, 1998
                and 33,843,934 at June 30, 1997                                        35               34
   Additional paid-in capital                                                     172,076          156,864
   Retained earnings (deficit)                                                      8,181           (7,104)
   Net unrealized gain on securities available-for-sale                                54               11
   Foreign currency translation adjustment                                           (632)             (28)
                                                                                ---------        ---------
      Total stockholders' equity                                                  179,714          149,777
                                                                                ---------        ---------
      Total liabilities and stockholders' equity                                $ 212,358        $ 177,579
                                                                                =========        =========

See accompanying notes

                              UNIPHASE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

(In thousands)

                                                                                         Nine Months Ended
                                                                                             March 31,
                                                                                      -----------------------
                                                                                        1998           1997
                                                                                      --------       --------
Operating activities
   Net income (loss)                                                                  $ 15,285       $(27,810)
   Adjustments to reconcile net income to cash provided by operating activities:
      Depreciation and amortization                                                      6,038          3,034
      Stock compensation expense                                                           787            561
      Acquired in-process research and development                                       6,568         33,314
      Write-off of property, plant and equipment                                            --          1,500
      Write-off of intangible assets and other assets                                       --            500
      Change in operating assets and liabilities:
         Accounts receivable                                                            (9,968)        (2,702)
         Inventories                                                                      (528)        (6,595)
         Deferred income taxes and other current assets                                    678          4,159
         Accounts payable, accrued liabilities and other current liabilities            19,054          2,858
                                                                                      --------       --------
Net cash provided by operating activities                                               37,914          8,819
                                                                                      --------       --------

Investing activities
   Purchase of short-term investments                                                  (52,204)       (18,291)
   Proceeds from sale of short-term investments                                         57,298         32,605
   Purchase of property, plant and equipment                                           (18,149)        (8,894)
   Acquisition of UFC, net of cash acquired                                             (6,696)            --
   Purchase of net assets of Laser Enterprises                                              --        (45,000)
   Purchase of intellectual property                                                      (550)            --
   Increase in other assets                                                               (287)            --
                                                                                      --------       --------
Net cash used in investing activities                                                  (20,588)       (39,580)
                                                                                      --------       --------

Financing activities
   Repayment of notes payable                                                           (6,061)          (548)
   Proceeds from issuance of common stock under stock option and
       stock purchase plans                                                              5,050          3,114
                                                                                      --------       --------
Net cash provided by (used in) financing activities                                     (1,011)         2,566
                                                                                      --------       --------

Increase (decrease) in cash and cash equivalents                                        16,315        (28,195)
Cash and cash equivalents at beginning of period                                        29,186         52,463
                                                                                      --------       --------
Cash and cash equivalents at end of period                                              45,501       $ 24,268
                                                                                      ========       ========

SUPPLEMENTAL CASH FLOW INFORMATION
     Tax benefits from stock option and stock purchase plans                          $  9,376       $  6,884
                                                                                      ========       ========


See accompanying notes

                              UNIPHASE CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

BUSINESS ACTIVITIES AND BASIS OF PRESENTATION

        The financial information at March 31, 1998 and for the three and nine month periods ended March 31, 1998 and 1997 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such information does not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. For further information, refer to the Consolidated Financial Statements and footnotes thereto included or incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

        The results for the three and nine month periods ended March 31, 1998 may not be indicative of results for the fiscal year ending June 30, 1998 or any future period.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

        In 1997, Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," was issued and is effective for fiscal years commencing after December 15, 1997.

        In 1997, Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures About Segments of an Enterprise and Related Information," was issued and is effective for fiscal years commencing after December 15, 1997.

        The Company is required to adopt the provisions of these accounting standards in fiscal year 1999 and expects the adoption will not impact results of operations or financial position but will require additional disclosures.

INCOME TAXES

        The effective tax rates used for the third quarter and the first nine months of fiscal 1998 were 35.5% and 44.0%, respectively. The nine-month 1998 tax rate is higher than the statutory rate due to the non-deductibility of acquired in-process research and development expenses. The effective tax rates used for the third quarter and the nine month period ended March 31, 1997 were (8%) and (28%) due primarily to the non-deductibility of acquired in-process research and development expenses.

INVENTORIES

        Inventories consist of the following:

                                                March 31,       June 30,
(in thousands)                                    1998            1997
                                                 -------        -------
        Raw materials and purchased parts        $ 7,392        $ 5,876
        Work in process                            6,443         10,468
        Finished goods                             5,421          2,324
                                                 -------        -------
                                                 $19,256        $18,668
                                                 =======        =======

EARNINGS PER SHARE

        In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. The Company's diluted earnings per share is very similar to the previously reported primary earnings per share. All earnings per share amounts for all prior periods presented, where necessary, have been restated to conform to the Statement 128 requirements and to reflect the 100% stock dividend discussed in the "Stock Dividend" note to these unaudited consolidated financial statements. As the Company incurred a loss in the third quarter of fiscal 1997, the effect of dilutive securities for the three and nine-month periods ended March 31, 1997 totaling 2,477,000 and 2,726,000, respectively have been excluded from the 1997 computation as they are antidilutive.

        The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                       Three Months Ended       Nine Months Ended
(in thousands, except per share data)                       March 31,              March 31,
                                                     --------------------     --------------------
                                                       1998        1997         1998        1997
                                                     --------    --------     --------    --------
Denominator for basic earnings (loss)
   per share-weighted average shares                   34,762      33,224       34,412      32,978
Effect of dilutive securities:
   Stock options outstanding                            2,467          --        2,540          --
                                                     --------    --------     --------    --------
Denominator for diluted earnings (loss) per share      37,229      33,224       36,952      32,978
                                                     ========    ========     ========    ========

Net income (loss)                                    $  8,418    $(34,547)    $ 15,285    $(27,810)
                                                     ========    ========     ========    ========

Basic earnings (loss) per share                      $   0.24    $  (1.04)    $   0.44    $  (0.84)
                                                     ========    ========     ========    ========

Dilutive earnings (loss) per share                   $   0.23    $  (1.04)    $   0.41    $  (0.84)
                                                     ========    ========     ========    ========

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

ACQUISITION OF UFC PTY LTD.

        On November 26, 1997, the Company acquired 100% of the capital stock of Uniphase Fiber Components Pty Ltd. (UFC-formerly INDX Pty Ltd.) and obtained certain licensing rights from Australia Photonics Pty Limited (AP). UFC designs and manufactures fiber optic reflection filters (fiber Bragg gratings) for wavelength division multiplexing (WDM) applications. The total purchase price of $6,896,000 included a cash payment of $6,496,000 to AP and acquisition expenses of $400,000.

        The acquisition has been accounted for as a purchase and accordingly, the accompanying interim fiscal 1998 financial statements include the results of operations of UFC subsequent to the acquisition date. The purchase price was allocated to the net assets including the in-process research and development acquired. The purchased intangible assets are being amortized over the estimated useful life of 5 years. Pro forma results of operations as if the transaction had occurred at the beginning of the year are not shown as the effect would not be material.

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

        The effects of the INDX acquisition on the 1998 interim consolidated statement of cash flows were as follows (in thousands):

          Working capital (deficiency) acquired              $  (344)
          Property and equipment                                 279
          Intangibles                                            193
          In-process research and development                  6,568
                                                             -------
          Total purchase price, net of cash acquired         $ 6,696
                                                             =======

SIGNIFICANT CUSTOMERS

        One telecommunications customer accounted for approximately 12% of the Company's net sales for the first nine months of fiscal 1998. One laser subsystem customer accounted for approximately 12% of the Company's net sales for each of the first nine months of fiscal year 1997 and 1996.

SUBSEQUENT EVENT

        On April 21, 1998, the Company announced the signing of a letter of intent to acquire Philips Optoelectronics B.V., a unit of Philips N.V. This group develops, manufactures and markets high performance semiconductor lasers and components for telecommunications, CATV, multimedia and printing markets. The acquisition of Philips Optoelectronics would be accounted for as a purchase and is subject to a number of contingencies including satisfactory completion of due diligence, the negotiation of definitive agreements and certain closing conditions, including regulatory approvals. As a result, there can be no assurance that such acquisition will be consummated. The letter of intent calls for the Company to issue common stock to Philips N.V. whereby Philips would own approximately 10% of the Company's outstanding common stock. The letter of intent also includes a provision for contingent consideration that will be computed based on an agreed upon formula for cumulative shipments of certain products manufactured by Philips Optoelectronics over a four-year period. This contingent consideration is expected to be fulfilled through the issuance of incremental equity in the Company and will only be issued if the cumulative product shipments achieve a minimum percentage of targeted volumes that have yet to be agreed upon. The contingent consideration will not be included in the original acquisition cost, and will only be recorded if the cumulative product shipment criteria has been met. The Company anticipates that a significant portion of the purchase price would result in an acquired in-process research and development charge during the quarter ending June 30, 1998, thereby resulting in a net loss for both the quarter and fiscal year ending June 30, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              UNIPHASE CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   Recent Events

        On April 21, 1998, the Company announced the signing of a letter of intent to acquire Philips Optoelectronics B.V., a unit of Philips N.V. This group develops, manufactures and markets high performance semiconductor lasers and components for telecommunications, CATV, multimedia and printing markets. The acquisition of Philips Optoelectronics would be accounted for as a purchase and is subject to a number of contingencies including satisfactory completion of due diligence, the negotiation of definitive agreements and certain closing conditions, including regulatory approvals. As a result, there can be no assurance that such acquisition will be consummated. The letter of intent calls for the Company to issue common stock to Philips N.V. whereby Philips would own approximately 10% of the Company. The letter of intent also includes a provision for contingent consideration that will be computed based on an agreed upon formula for cumulative shipments of certain products manufactured by Philips Optoelectronics over a four-year period. This contingent consideration is expected to be fulfilled through the issuance of incremental equity in the Company and will only be issued if the cumulative product shipments achieve a minimum percentage of targeted volumes that have yet to be agreed upon. The contingent consideration will not be included in the original acquisition cost, but will only be recorded if the cumulative product shipment criteria has been met. The Company anticipates that a significant portion of the purchase price would result in an acquired in-process research and development charge during the quarter ending June 30, 1998, thereby resulting in a net loss for both the quarter and fiscal year ending June 30, 1998.

        On November 26, 1997, the Company acquired 100% of the capital stock of UFC Pty Ltd. (UFC) and obtained certain licensing rights from Australian Photonics Pty Limited (AP). As a result of the acquisition, the Company recorded an in-process research and development charge of $6,568,000 during the second quarter of fiscal 1998. This amount was charged to operations and represents the estimated value of development programs that had not reached technological feasibility.

        Net Sales

        In the third quarter of fiscal 1998, ended March 31, 1998, net sales were $45.5 million, which represented a $18.6 million or 69% increase over net sales of $26.9 million reported for the third quarter of fiscal 1997. For the first nine months of fiscal 1998, net sales were $126.9 million, which represented a $53.8 million or 74% increase over net sales of $73.1 million in the same period of fiscal 1997. The increases in net sales for the quarter and nine-month periods were primarily due to increased sales of $16.8 million and $50.0 million, respectively, of the Company's laser and telecommunications products. The results for the first nine months of fiscal 1998 include sales of Uniphase Laser Enterprise which accounted for 20% of telecommunication product sales and was acquired in March 1997 in a transaction accounted for as a purchase. Net sales also increased $2.6 million or 6% over the second quarter of fiscal 1998 amount of $42.9 million, primarily due to sales growth in certain telecommunications and laser subsystem products. The Company's Ultrapointe division experienced an increase in sales during the first nine months of fiscal 1998 of approximately $3.9 million over the prior year primarily due to recovery from a cyclical downturn experienced in the semiconductor industry during fiscal 1997. Sales of Ultrapointe systems are expected to be lower in the fourth quarter of fiscal 1998 as compared to the first three quarters of fiscal 1998 resulting from ongoing unsettled semiconductor equipment markets.

        Gross Profit

        In the third quarter of fiscal 1998, the Company's gross profit increased 90% to $23.3 million or 51% of net sales from $12.2 million or 45% of net sales in the same period of fiscal 1997. For the first nine months of fiscal 1998, gross profits increased 85% to $62.6 million or 49% of net sales from $33.9 million or 46% of net sales in the same period of fiscal 1997. Gross profit increased $2.5 million or 12% over the second quarter of fiscal 1998. Gross profit in the third quarter of fiscal 1998 improved over prior periods due in part to an improvement in manufacturing yields of its gallium arsenide based lasers combined with the lower cost structure of internally manufactured CATV amplifiers the Company historically purchased from third parties. The increase in gross profit over fiscal 1997 for the quarter and the nine month period is also due to increased sales of certain other high margin telecommunications products and a reduction in certain volume discount accruals. These increases were partially offset by the recognition of certain non-recurring inventory charges totaling $1 million in the third quarter of fiscal 1997.

        Gross margin for the third quarter of fiscal 1998 includes the ongoing cost of qualifying a new manufacturing facility in Zurich and costs related to the retooling of modulator production facilities for certain customers' next generation products. The Company anticipates the new Zurich manufacturing facility will be fully operational by the end of calendar 1998. Reduced sales of Ultrapointe systems may also have an adverse effect on gross profit for the remainder of fiscal 1998. The Company expects that there will continue to be periodic fluctuations in its gross margin resulting from these factors and changes in its product mix, competitive pressures, manufacturing yields, inefficiencies associated with new product introductions and other factors.

        Research and Development

        In the third quarter of fiscal 1998, research and development (R&D) expense was $3.9 million or 9% of net sales which represented a $1.4 million or 54% increase over R&D expense of $2.6 million or 9% of net sales in the third quarter of fiscal 1997. For the first nine months of fiscal 1998, research and development expense was $10.0 million or 8% of net sales which represents a $3.7 million or 59% increase over the same period in fiscal 1997. The increase in research and development expense is primarily due to increased expenditures associated with the continued development and enhancement of the Company's telecommunications and fiber optic product lines. R&D expense increased $728,000 or 23% over the second quarter of fiscal 1998 resulting from increases in development costs for telecommunications products. The Company anticipates that R&D expense will continue to increase in absolute amounts and may fluctuate as a percentage of net sales.

        Royalty and License

        In the third quarter of fiscal 1998, royalty and license expenses was $656,000 or 1% of net sales which represented a $267,000 or 69% increase over royalty and license expense of $389,000 or 1% of net sales in the third quarter of fiscal 1997. For the first nine months of fiscal 1998, royalty and license expense of $1.6 million was comparable to the corresponding fiscal 1997 amount of $1.2 million, however, such expenses decreased as a percentage of net sales to 1% from 2%. The decrease as a percentage of net sales was due to an increasing proportion of revenue being derived from certain royalty-free telecommunication products.

        The Company continues to develop products in solid state laser, telecommunications, fiber optic and semiconductor equipment technology industries. There are numerous patents for these products, some of which are held by others, including academic institutions and competitors of the Company. Such patents could inhibit the Company's ability to develop, manufacture and sell products. A number of the patents in these industries are conflicting. If there is conflict between a third-party's patents or products and those of the Company, it could be very costly for the Company to enforce its rights in an infringement action or defend such an action brought by another party. In addition, the Company may need to obtain license rights to certain patents and may be required to make substantial payments, including continuing royalties, in exchange for such license rights. There can be no assurance that licenses to third party technology, if needed, will be available on commercially reasonable terms.

        Selling, General and Administrative

        In the third quarter of fiscal 1998, selling, general and administrative (SG&A) expense was $6.4 million or 14% of net sales, which represented a $2.6 million or 29% decrease from SG&A expense of $9.0 million or 33% of net sales in the third quarter of fiscal 1997. SG&A expense in the third quarter of fiscal 1997 included certain charges and incremental allowances for doubtful accounts totaling approximately $4.5 million primarily for its telecommunications operations. For the nine months of fiscal 1998, SG&A expense was $19.3 million or 15% of net sales which represented a $1.7 million or 10% increase over SG&A expense of $17.6 million or 24% of net sales in the same period of fiscal 1997. SG&A expense decreased $256,000 or 4% over the second quarter of fiscal 1998 amount of $6.7 million, primarily because of lower business development costs.

        Acquired In-process Research and Development

        The Company's operating results in any particular quarter may be affected by the acquisition or disposition of other businesses, products or technologies by the Company. For example, in the second quarter of fiscal 1998, the Company incurred charges totaling $6.6 million for acquired in-process research and development in connection with the acquisition of UFC. In the third quarter of fiscal 1997, the Company incurred charges totaling $33.3 million for acquired in-process research and development in connection with the acquisition of Uniphase Laser Enterprise ("ULE"). There can be no assurance that acquisitions or dispositions of businesses, products or technologies by the Company in the future will not result in substantial charges or other expenses that may cause fluctuations in the Company's quarterly operating results.

        Interest and Other Income, Net

        In the third quarter of fiscal 1998, interest and other income, net was $750,000, which represented a $127,000 decrease from $877,000 in the third quarter of fiscal 1997. For the first nine months of fiscal 1998, interest and other income, net decreased to $2.3 million from $2.8 million in the same period of fiscal 1997. The decrease in interest and other income is primarily due to a reduced level of short-term investments resulting from the cash payment to IBM of $45 million for ULE in March 1997, and the payment to AP of approximately $6.5 million for UFC and certain licensing rights in November, 1997.


        Income Taxes

        The effective tax rate used for the third quarter and the first nine months of fiscal 1998 were 35.5% and 44.0%, respectively. The nine-month 1998 tax rate is higher than the statutory rate due to the non-deductibility of acquired in-process research and development expenses. The effective tax rates used for the third quarter and the nine month period ended March 31, 1997 were (8%) and (28%) due primarily to the non-deductibility of acquired in-process research and development expenses.

LIQUIDITY AND CAPITAL RESOURCES

        At March 31, 1998 the Company's combined balance of cash, cash equivalents and short-term investments was $92.5 million. The Company has met its liquidity needs during fiscal 1998 primarily through cash generated from operating activities totaling $37.9 million. Cash provided by operating activities is primarily the result of net income before depreciation and amortization, stock compensation expense and acquired in-process research and development costs. Cash provided by operating activities also includes approximately $9.2 million generated from reductions in net working capital.

        Cash used in investing activities was $20.6 million for the first nine months of fiscal 1998. The Company's acquisition of UFC accounted for $6.7 million of investing activity. The Company incurred capital expenditures of $18.1 million primarily in facilities improvements and equipment purchases to expand its manufacturing capacities and research and development efforts primarily in its telecommunications product lines. The Company also purchased intellectual property totaling $550,000 for its telecommunications product group. The Company expects to continue to expand its worldwide manufacturing capacity, primarily for telecommunication products by investing approximately $5 million in capital expenditures for the remainder of fiscal 1998.

        The Company generated $5.1 million from financing activities during fiscal 1998 due primarily to the exercise of stock options and the sale of stock through an employee stock purchase plan. Cash used for financing activities include the repayment of $6.1 million of notes payable originating from the acquisition of Uniphase Fibreoptic Products in fiscal 1996.

        The Company has a $5.0 million revolving line of credit with a bank. There were no borrowings under the line of credit at March 31, 1998. Advances under the line of credit bear interest at the bank's prime rate (8.5% at March 31, 1998) and are secured by inventories and accounts receivable. Under the terms of the line of credit agreement, the Company is required to maintain certain minimum working capital, net worth, profitability levels and other specific financial ratios. In addition, the agreement prohibits the payment of cash dividends and contains certain restrictions on the Company's ability to borrow money or purchase assets or interests in other entities without the prior written consent of the bank. The line of credit expires on January 28, 1999.

        The Company believes that its existing cash balances and short-term investments, together with cash flow from operations and available line of credit will be sufficient to meet its liquidity and capital spending requirements at least through the end of calendar year 1998. However, possible acquisitions of businesses, products or technologies may require additional financing prior to such time. There can be no assurance that additional financing would be available when required or, if available, would be on terms satisfactory to the Company.


RISK FACTORS

Management of growth

       In November and March 1997, the Company acquired UFC and ULE, respectively. In addition, in April 1998, the Company announced the signing of a letter of intent to acquire Philips Optoelectronics B.V., a unit of Philips N.V. that develops, manufactures and markets high performance semiconductor laser and components for telecommunications, CATV, multimedia and printing markets. This pending acquisition is subject to a number of contingencies including the negotiation of a definitive agreement, satisfactory completion of due diligence and customary closing conditions. As a result, there can be no assurance such acquisition will be consummated. The Company's ability to manage its growth effectively is dependent upon its ability to integrate into the Company the acquired entities' operations, products and personnel, retain key personnel of the acquired entity and to expand the Company's financial and management controls and reporting systems and procedures. There can be no assurance that the Company will be able to successfully manage such growth, and failure to do so could have a material adverse effect on the Company's business and operating results.

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

        The Company's operating results in any particular quarter may also be affected by the acquisition or disposition of other businesses, products or technologies by the Company. For example, in the second quarter of fiscal 1998, the Company incurred charges totaling $6.6 million for acquired in-process research and development in connection with the acquisition of UFC. In the third quarter of fiscal 1997, the Company incurred charges totaling $33.3 million for acquired in-process research and development in connection with the acquisition of Uniphase Laser Enterprise ("ULE"). The Company recently announced it anticipates reporting an operating loss for both the quarter and fiscal year ended June 30, 1998 resulting from the acquisition of Philips Optoelectronics, B.V. There can be no assurance that acquisitions or dispositions of businesses, products or technologies by the Company in the future will not result in substantial charges or other expenses that may cause fluctuations in the Company's quarterly operating results.

Cyclicality of Semiconductor Industry

       The Company's Ultrapointe Systems and a portion of its laser subsystems businesses depend upon capital expenditures by manufacturers of semiconductor devices, including manufacturers that are opening new or expanding existing fabrication facilities, which, in turn, depend upon the current and anticipated market demand for semiconductor devices and products utilizing such devices. The semiconductor industry is highly cyclical, and historically has experienced periods of oversupply, resulting in significantly reduced demand for capital equipment. Recently, the semiconductor industry has experienced a downturn which may lead certain of the Company's customers to delay or cancel purchase of the Company's Ultrapointe Systems. Results of operations for the nine months ended March 31, 1997 include $13.8 million in sales of Ultrapointe products as compared to $9.9 million for the comparable period in fiscal 1997. There can be no assurance that the Company's operating results will not be materially and adversely affected by the recent downturn in the semiconductor industry. Furthermore, there can be no assurance that the semiconductor industry will not experience further downturns or slowdowns in the future or that the current backlog of Ultrapointe products will result in actual sales or such backlog is indicative of a meaningful trend, which may materially and adversely affect the Company's business and operating results.

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

       In addition, one laser subsystems customer, the Applied Biosystems Division of Perkin-Elmer Corporation, accounted for approximately 7%, 12% and 12% of the Company's net sales for the first nine months of fiscal 1998 , fiscal year 1997 and 1996, respectively. One telecommunications customer, CIENA Corporation, accounted for approximately 12% of the Company's net sales for the first nine months of fiscal 1998.

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


Intense Industry Competition

        The laser, semiconductor capital equipment, CATV and telecommunications industries in which the Company sells its products are highly competitive. In each of the markets it serves, the Company faces intense competition from established competitors, many of which have substantially greater financial, engineering, research and development, manufacturing, marketing, service and support resources. The Company is a recent entrant into the semiconductor capital equipment, the CATV and telecommunications markets and competes with many companies in those markets that have substantially greater resources, including greater name recognition, a larger installed base of products and longer standing customer relationships. In order to remain competitive, the Company must maintain a high level of investment in research and development, marketing, and customer service and support. There can be no assurance that the Company will be able to compete successfully in the laser, semiconductor capital equipment, CATV or telecommunications industries in the future, that the Company will have sufficient resources to continue to make such investments, that the Company will be able to make the technological advances necessary to maintain its competitive position or that its products will receive market acceptance. The telecommunication and the semiconductor capital equipment markets are frequently affected by new product introductions and new technologies that make existing production and products obsolete. In addition, there can be no assurance that technological changes or development efforts by the Company's competitors will not render the Company's products or technologies obsolete or uncompetitive.

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

Patents and Intellectual Property Rights

       The laser, semiconductor capital equipment, CATV and telecommunications industries in which the Company sells its products are characterized by frequent litigation regarding patent and other intellectual property rights. Numerous patents in these industries are held by others, including academic institutions and competitors of the Company. Such patents could inhibit the Company's ability to develop new products for such markets. The industries in which the Company operates is characterized by periodic claims of patent infringement or other intellectual property rights. While in the past licenses generally have been available to the Company where third-party technology was necessary or useful for the development or production of the Company's products, there can be no assurance that licenses to third-party technology will be available on commercially reasonable terms, if at all. Generally, a license, if granted, would include payments by the Company of up-front fees, ongoing royalties or a combination thereof. There can be no assurance that such royalty or other terms would not have a significant adverse impact on the Company's operating results. The Company is a licensee of a number of third party technologies and intellectual property rights and is required to pay royalties to these third party licensors on certain of its products, including its Ultrapointe Systems and its solid state lasers. During the first nine months of fiscal 1998 and fiscal 1997, the Company incurred $1.6 million, $1.2 million, respectively, in license and royalty fees primarily in connection with its gas laser subsystems. In addition, there can be no assurance that third parties will not assert claims against the Company with regards to the Company's existing products or with respect to future products under development by the Company. In the event of litigation to determine the validity of any third-party claims, such litigation could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation is determined in favor of the Company. In the event of an adverse result in any such litigation, the Company could be required to expend significant resources to develop non-infringing technology, to obtain licenses to the technology which is the subject of the litigation. There can be no assurance that the Company would be successful in such development or that any such licenses would be available to the Company. In the absence of such a license, the Company could be enjoined from future sales of the infringing product or products. In fiscal years 1992 and 1993, the Company incurred substantial legal expenses in connection with a patent infringement action relating to the Company's current gas laser subsystems brought by Spectra-Physics Lasers, Inc. ("Spectra-Physics"). While the Spectra-Physics case has since been settled, no assurance can be given that, in the future, the Company will be able to avoid material and adverse actions by competitors or others or that the Company will not be forced to initiate its own actions to protect its proprietary position.

Limited Protection of Intellectual Property

       The Company's future success depends in part upon its intellectual property, including patents, trade secrets, know-how and continuing technological innovation. There can be no assurance that the steps taken by the Company to protect its intellectual property will be adequate to prevent misappropriation or that others will not develop competitive technologies or products. The Company currently holds 40 U.S. patents on products or processes and certain corresponding foreign patents and has applications for certain patents currently pending. While these patents have been issued, no assurance can be given that competitors will not successfully challenge the validity of these patents or design products that avoid infringement of the Company's proprietary rights with respect to its products. There can be no assurance that other companies are not investigating or developing other technologies that are similar to the Company's, or that any filed, pending or issued patents will be sufficiently broad to deter or prohibit others from marketing similar products. In addition, there can be no assurance that any patents issued to the Company will not be challenged, invalidated or circumvented, or that the rights thereunder will provide a competitive advantage to the Company. Further, the laws of certain territories in which the Company's products are or may be developed, manufactured or sold, including Asia, Australia, Europe or Latin America, may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States.

Dependence on Sole and Limited Source Suppliers

        Various components included in the manufacture of the Company's products are currently obtained from single or limited source suppliers. A disruption or loss of supplies from these companies or an increase in price of these components would have a material adverse effect on the Company's results of operations, product quality and customer relationships. For example, the Company obtains all the robotics, workstations and many optical components used in its Ultrapointe Systems from Equipe Technologies, Silicon Graphics, Inc., and Olympus Corporation, respectively. The Company currently utilizes a sole source for the crystal semiconductor chip sets incorporated in the Company's solid state microlaser products and acquires its pump diodes for use in its solid state laser products from Philips Optoelectronics, B.V., Opto Power Corporation and GEC. The Company also obtains lithium niobate wafers, gallium arsenide wafers, specialized fiber components and certain lasers used in its UTP and ULE products primarily from Crystal Technology, Inc., Fujikura, Ltd., Philips Key Modules, and Sumitomo, respectively. The Company does not have a long-term or volume purchase agreements with any of these suppliers, and no assurance can be given that these components will be available in the quantities required by the Company, if at all. Further, UTP depends on relatively specialized components and it cannot be assured that its respective suppliers will be able to continue to meet UTP's requirements.

Year 2000

        The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather that the year 2000. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

        The Company utilizes various integrated systems and software packages for the internal processing and control. In addition, certain of the Company's products use software programs extensively. Based on Company's preliminary assessment, the Company and its software vendors will need to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company has begun to assess and correct software programs to enable normal processing in the year 2000 and beyond. The cost which the Company may incur in such assessment and correction has not yet been determined. In addition, there can be no assurance that all of the modification and conversions to the Company's integrated systems or software packages will be converted in time to meet processing requirements in the year 2000. Failure to do so could have a material adverse effect on the Company's business, operating results and financial condition in the year 2000 and beyond.

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


                                                   Uniphase Corporation
                                   ---------------------------------------------
                                                     (Registrant)

Date    May 8, 1998                           \s\  Anthony R. Muller
     -----------------             ---------------------------------------------
                                   Anthony R. Muller,
                                   Senior Vice President and Chief Financial
                                   Officer (Principal Financial and
                                   Accounting Officer)

Date    May 8, 1998                            \s\  Kevin Kalkhoven
     -----------------             ---------------------------------------------
                                   Kevin N. Kalkhoven,
                                   Chairman and Chief Executive Officer
                                   (Principal Executive Officer)

                               INDEX TO EXHIBITS

Exhibit
Number                            Description
-------                           -----------
  27                         Financial Data Schedule