Form 10-K
period 1998-06-30
UNIPHASE CORP /CA/
filed 1998-09-28
CIK 912093

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

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1998
                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM             TO

                         COMMISSION FILE NUMBER 0-22874
                            ------------------------

                              UNIPHASE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

   DELAWARE        163 BAYPOINTE PKWY, SAN JOSE, CA     95134       94-2579683
(STATE OR OTHER       (ADDRESS OF PRINCIPAL          (ZIP CODE) (I.R.S. EMPLOYER
 JURISDICTION OF       EXECUTIVE OFFICES)                        IDENTIFICATION
INCORPORATION OR                                                         NO.)
ORGANIZATION)

       Registrant's telephone number, including area code (408) 434-1800

          Securities registered pursuant to Section 12(b) of the Act:

   TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
-----------------------------   ------------------------------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of September 11, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1,248,093,559 based upon the average of the high and low prices of the Common Stock as reported on The Nasdaq National Market on such date. Shares of Common Stock held by officers, directors and holders of more than 5% of the outstanding Common Stock have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of September 11, 1998, the Registrant had 38,647,120 shares of Common Stock.

      DOCUMENTS INCORPORATED BY REFERENCE (To the Extent Indicated Herein) Portions of registrant's Proxy Statement for its 1998 Annual Meeting of
                            Stockholders (Part III)

================================================================================

                                     PART I

Item 1. Business

General

        Uniphase Corporation (the "Company" or "Uniphase") was formed as a Delaware corporation in October, 1993. The Company designs, develops, manufactures and markets components and modules for fiber optic telecommunications and cable television (CATV) systems, laser subsystems, and laser-based semiconductor wafer defect examination and analysis equipment. The Company's telecommunications and CATV divisions design, develop, manufacture and market semiconductor lasers, high-speed external modulators, transmitters and other components for fiber optic networks in the telecommunications and CATV industries. The Company's Laser Division designs, develops, manufactures and markets laser subsystems for a broad range of OEM applications which include biotechnology, industrial process control and measurement, graphics and printing, and semiconductor equipment. The Company's Ultrapointe subsidiary designs, develops, manufactures and markets advanced laser-based systems for semiconductor wafer defect examination and analysis.

        The Company entered the telecommunications market in May 1995. Currently, the Company's portfolio of telecommunications products includes those produced by Uniphase Telecommunications Products ("UTP"), UTP Fibreoptics ("UFP"), Uniphase Laser Enterprise ("ULE"), Uniphase Network Components ("UNC"), Uniphase Fiber Components ("UFC"),
Uniphase Netherlands ("UNBV") and Chassis Engineering, Inc. ("Chassis").

The following table summarizes the Company's investment in the telecommunications, cable television and data communications markets through continued development of photonic technology and acquisitions.


     Date         Entity       Location        Source                  Products
-------------- ------------ --------------- ------------- -----------------------------------
August 1998    UTP-Chassis  Massachusetts   Acquisition   Component packaging


June 1998      UNBV         Netherlands     Acquisition   Source lasers for
                                                          telecommunications,
                                                          CATV and multimedia,
                                                          External modulators,
                                                          Optical amplifiers

January 1998   UNC          California      Start-up      Grating-based network modules

November 1997  UFC          Australia       Acquisition   Fiber Bragg gratings

March 1997     ULE          Switzerland     Acquisition   Pump lasers of optical amplifiers

July 1996      UTP-TSD      Pennsylvania    Start-up      CATV transmitters, amplifiers

May 1996       UFP          United Kingdom  Acquisition   Laser packaging for data
                                                          and telecommunications

May 1995       UTP-EPD      Connecticut     Acquisition   External modulators


Industry segment financial data can be found in Note 10 of Notes to Consolidated Financial Statements.


Company Strategy

        Uniphase's strategy is to leverage its expertise in optoelectronics to become the leading merchant supplier of modules and components for optical networking systems. The Company believes its customers are constantly reducing the number of suppliers for components in their optical networks, and its ability to offer a catalog of optical components to customers is a strategic advantage over suppliers of single-source products. The Company has undertaken a series of internally funded development programs as well as certain acquisitions in order to offer a broad portfolio of optical components for telecommunications system suppliers and integrators. The key elements of Uniphase's business strategy are as follows:

  o Increase Breadth of Product Offerings to Key Customers. The Company's customers continue to seek both a reduction in the number of suppliers from which they purchase the components and other parts for their systems and an increase in the level of integration in the optoelectronic and optical products that they purchase from these suppliers. The Company believes that reductions in the number of suppliers and the manufacturing steps required at the customer level enable these customers to better focus their time and resources on aspects of their business that involve more of their core competencies and their own competitive advantages over other system providers. Through both internal development and acquisition of key technologies and manufacturing capabilities developed by others, the Company seeks to position itself as a "one-stop" source of an increasingly greater variety of components and integrated solutions for its demanding customer base. The Company believes that its recent acquisition of Philips Optoelectronics has positioned the Company with the broadest portfolio of active optical components in its industry. In addition, recent introductions of the Company's integrated laser modulator assembly (ILMA) and wavelocker frequency locking device for DWDM applications reflect the results of the Company's internal development efforts to expand the level of product integration that it makes available to its customer base.

  o Provide Cost-Effective, Demand-Driven Solutions to its OEM Customers. The Company seeks, through close relationships, to understand its customers' needs at an early stage in the customers' product development cycles and to design its telecommunications and laser subsystems products to meet these specific needs. The Company focuses on selling its components to customers at the design-in phase of a product, creating the potential for recurring sales throughout a product's life. Following design-in of its products, the Company shifts its focus to obtaining manufacturing efficiencies, quality enhancements and cost reductions during the product life.

  o Provide Product Reliability and Bellcore Qualified Applications. The Company considers its technological leadership, product leadership and relationships with key customers to be important competitive factors. The Company believes one of the barriers to entry in the long-haul, metro and submarine telecommunications markets is the life-test and quality control criteria established by Bell Labs, one of the world's foremost commercial research and development organizations for communications applications. Uniphase's research and development efforts continue to focus on the core technologies critical to the Company's success in telecommunications, which are high-power pump laser, new source lasers, optical modules, and passive components featuring increased reliability that leads to reduced network costs.

  o Enhance global sales organizations for existing and targeted telecommunications system suppliers. The market for optoelectronic components in the telecommunications industry is global and generally fragmented. The Company believes the current component market for telecommunications devices includes small, single-product suppliers, module-level packaging suppliers both with and without component manufacturing abilities and large multi-national system integrators with multiple market strategies. Over the past three years, the Company has invested considerable resources to market itself as a singly focused supplier of high-quality optical components for photonic networking applications. The Company believes its global sales organization with dedicated teams for its largest customers and targeted system-integrators which are seeking new or second source component suppliers in a fragmented market is creating significant new business opportunities for the Company.

  o Seek complementary acquisitions. The telecommunications industry is experiencing rapid consolidation and realignment due to globalization, deregulation and rapidly changing competitive technologies such as fiber optics for CATV, wireless communications, and the Internet. The Company has grown in part by acquiring telecommunications businesses and may continue to do so in the future. While the Company has no current commitments with respect to any future acquisitions, the Company frequently evaluates the strategic opportunities to it and may in the future pursue additional acquisitions of additional products, technologies or businesses.


Products and Markets

        The Company offers optoelectronic products in three principal product markets: fiber optic modules and components for telecommunications, laser subsystems and semiconductor capital equipment. The Company's laser subsystems were the Company's initial product offering that enabled the Company to invest in the further development of its laser technology and to offer new applications products. In fiscal 1994, the Company first shipped its Ultrapointe System for defect examination and analysis of semiconductor wafers. Since May 1995, the Company has undertaken a series of strategic initiatives to position itself as a full-line merchant supplier of optical modules and components for fiber optic telecommunication systems.

The following table sets forth the Company's net sales by product family in fiscal 1998, 1997 and 1996:

                                                  Fiscal Year Ended
                                                       June 30,
                                          --------------------------------
            Product Markets                 1998       1997       1996
----------------------------------------- ---------- ---------- ----------
                                                    (in thousands)
   Telecommunications Components........   $110,228    $51,706    $14,924
   Laser Subsystems.....................     46,282     39,894     36,565
   Semiconductor Capital Equipment......     19,291     15,366     17,584
                                          ---------- ---------- ----------
                                           $175,801   $106,966    $69,073
                                          ========== ========== ==========


  Telecommunications Components

        Fiber optic networks are gaining widespread acceptance in new and upgraded telecommunications and CATV systems worldwide. The use of fiber optic cable results in substantially improved performance, flexibility, reliability and lower installation and operating costs when compared to traditional copper and coaxial cable. Moreover, technological innovation and market forces are creating increased demand for communication transmission systems with multiple delivery capability and higher performance and reliability features. Further, telecommunications interexchange carriers are being required to provide higher speed data transmission over longer lengths of installed optical fiber between electronic repeater stations. Due to the high cost of new fiber installations, interexchange carriers seek to utilize the installed fiber base to the greatest extent possible. In the CATV industry, consolidation has resulted in a smaller number of multiple system operators controlling larger networks. These operators, who compete with other technologies such as direct broadcast satellite television, are upgrading their systems and seek economical solutions that will increase their network flexibility and reliability.

        The key enablers of the expansion to fiber optic systems has been advancements in photonic components and system capacity enhancements such as wave division multiplexing (WDM) transmission techniques. The key components include discreet devices such as laser diodes, modulators, and optical modules (subassemblies) such as transmitters and optical amplifiers. The Company's principal photonic components and modules are as follows:

  o Pump Lasers and Optical Amplifiers. Optical amplifiers are commonly used in terrestrial and submarine fiber systems that span more than 150 km and operate in the low-loss 1550nm wavelength range. Amplifiers are used in high-speed OC-48 and OC-192 WDM systems (up to 40 wavelengths) incorporating pump lasers at 980nm and 1480nm depending upon the application. Optical amplifiers are also used in the trunking (backbone) portion of CATV networks. These trunking lines are typically 50-100 km in length and operate at 1550nm. Amplifiers are also being deployed at the distribution portion of some CATV networks, especially in international installations.

  o External Modulators for Telecommunications and CATV Transmitters. External modulation is being used by network system suppliers that are developing transmission hardware incorporating WDM. WDM is capable of increasing the capacity of a fiber route up to 40 times without upgrading to more expensive electronic multiplexing/demultiplexing equipment. WDM is compatible with the current installed base of most fiber optic networks to significantly increase the data carrying capacity of such networks. External modulators are usually lithium niobate or electro-absorption applications. External modulators operate at higher laser power than other forms of modulation and therefore allow signals to be transmitted over longer distances without detection and retransmission. In addition, external modulation provides inherently higher fidelity because of lower laser noise and low noise susceptibility to optical system reflections, such as those arising from existing fiber optic connections. External modulators are fully compatible with CATV distribution systems that utilize optical amplifiers.

  o CATV Transmitters. Principal cable television applications are externally modulated transmitters for trunk-line applications, directly modulated transmitters for the distribution portion of CATV network, and return-path lasers for interactive communications. Externally modulated transmitters operate at the preferred optical wavelength of 1550nm and incorporate high power pump lasers and modulators for the transmission of broadcast television signals over long distances. Directly modulated transmitters are typically deployed at the neighborhood node of the CATV network using either 1310nm or a low-cost 1550nm transmitter. Return path lasers allow cable operators to upgrade existing networks for two-way communications. The Company's modulated transmitters are designed for use in broadband systems, are operational over bandwidths of up to 1 Ghz and are compatible with hybrid fiber coax ("HFC") systems being developed by certain telecommunications service providers for the transmission of voice, data and video.

  o Source Lasers for Telecommunications and CATV Transmitters. Lasers are the light sources for signals transmitted along fiber networks at wavelengths of 1310nm or 1550nm. CATV applications typically utilize 1310 lasers for analog and hybrid fiber-coaxial (HFC) signal distribution. Both 1550nm and 1310nm can be modulated externally or directly. External modulation has enhanced the flexibility and performance of fiber optic systems through its signal encoding technique of providing a continuously powered laser light source. This light output is switched in a separate crystal of lithium niobate, where the light from the laser travels along waveguides patterned into lithium niobate crystals and electrical signals for transmission in the optical fiber. Direct modulation provides another alternative to modulating a beam of light. In direct modulation, the light output from a laser diode is switched on and off to generate a signal. This frequent switching, however, causes wavelength instability and limits the power and modulation rate, thereby constraining the performance of the signal.

  o Fiber Bragg Gratings and Modules. Gratings are used to combine, stabilize or selectively separate optical signals. Grating-based modules are utilized to isolate signals prior to reaching an optical amplifier and provide the ability to add/drop multiple signals for regeneration purposes.

  o Data communications. The ever-increasing use of computer networks is fueling a growth in fiber data communications systems. Fiber offers advantages over copper-wire links that include longer distance transmission, higher data rates, ease of multiplexing, and immunity from electromagnetic interference. The Company offers custom packaged optical sources and detectors for a variety of fiber-based data communications applications such as single-fiber Ethernet and Token Ring.

  Laser Subsystems Products

        Uniphase's principal laser subsystem products consist of air-cooled argon gas laser subsystems, which generally emit blue or green light, Helium Neon ("He-Ne") laser subsystems, which generally emit red or green light, and solid state lasers, which generally emit infrared, blue or green light. These systems consist of a combination of a laser head containing the lasing medium, power supply, cabling and packaging, including heat dissipation elements.

        Solid state lasers are smaller, use less power and are expected to be the primary laser technology in the future as compared to conventional gas lasers. Current applications for the Company's solid state lasers include DNA sequencing, direct-to-plate printing, flow cytometry, particle counting, spectrometry and semiconductor wafer inspection. Sales of the Company's argon gas lasers have increased in recent years primarily as a result of increased sales of such products for use in biotechnology and semiconductor applications. Use of Helium-Neon gas lasers has substantially declined as most customers are now using semiconductor diode lasers to satisfy bar code scanning applications. Through the acquisition of UNBV, the Company obtained manufacturing capability of a solid state visible laser used in high-speed printing and certain multimedia applications.

        Semiconductor Capital Equipment Products

        Uniphase's Ultrapointe subsidiary supplies wafer defect and review systems and software for the semiconductor industry. The semiconductor industry is moving to increasingly smaller and consequently more complex devices. As dimensions shrink and complexity increases, semiconductors become more susceptible to damage or loss from correspondingly smaller defects, which must be detected and the cause resolved for viable yields to be maintained. The Ultrapointe system examines wafers in conjunction with another manufacturer's automated inspection system, and is incorporated into the semiconductor manufacturing process to detect and locate defects as small as 0.1 micron. The Ultrapointe system's magnification is about 35,000 times, versus about 6,000 times for conventional microscope systems. Additionally, the optional Identifier software package provides automatic defect classification (ADC), improving the performance of the Ultrapointe system.

        The Ultrapointe System utilizes an optical technique called scanning laser confocal microscopy. This technique uses, through high power microscopic optics, an argon laser as an intense light source to scan a wafer's surface numerous times. The return signal from the laser is processed by the system's computer workstation, which provides a complete topological image of the wafer's surface at the system's console and can display in a high resolution format defects as small as 0.1 micron. The semiconductor equipment industry that Ultrapointe markets its products into is currently experiencing a downturn. The Company does not currently intend to make any further investments into the semiconductor equipment industry and is contemplating either the divestiture or discontinuation of its Ultrapointe subsidiary. Such actions will allow management to focus its efforts on developing telecommunications, CATV and laser subsystems markets.


Sales and Marketing

        The Company markets its telecommunications components to OEMs through its direct sales force in San Jose, California; Bloomfield, Connecticut; Chalfont, Pennsylvania; Switzerland, the Netherlands, Australia and the United Kingdom. In addition, the Company sells its products through distributors in selected European countries, Japan, Taiwan, Korea and India. Selected OEM customers for telecommunications components include:

Alcatel                             Lucent
Ciena                               Nortel
Fujitsu                             Pirelli
General Instruments                 Scientific Atlanta
GPT                                 Siemens
Lasertron

        Uniphase markets its laser subsystem products principally to OEMs through its own sales force in the United States, United Kingdom and Germany and through a worldwide network of representatives and distributors to service smaller domestic accounts, including those in the research and education markets. Laser subsystem applications include biotechnology instruments, wafer inspection systems, graphics and printing systems. In fiscal 1998, Uniphase marketed its Ultrapointe Systems primarily through KLA-Tencor's worldwide distribution channels under an exclusive OEM agreement that expires in June, 2000, at which point in time KLA-Tencor has the option to extend this agreement for up to three additional one-year periods.

Customer Support and Service

        The Company believes that a high level of customer support is necessary to successfully develop and maintain long term relationships with its OEM customers in its telecommunications and laser subsystems businesses. This close relationship begins at the design-in phase and is maintained as customer needs change and evolve. The Company provides direct service and support to its OEM customers through its offices in the United States and Europe. In Japan, the Company's laser subsystems distributor, Autex, assists in performing support and service functions. KLA-Tencor provides sales, installation, warranty and post-warranty support of Ultrapointe Systems.


Research and Development

        During fiscal years 1998, 1997 and 1996, Uniphase incurred $14.3 million, $9.3 million and $5.8 million, respectively, on research and development. In fiscal 1998, 1997 and 1996, Uniphase recorded charges totaling $99.6 million, $33.3 million and $4.5 million, respectively for acquired in-process research and development in connection with the acquisitions of UNBV and UFC in 1998, ULE in 1997 and UFP in 1996.

        The Company is developing new and enhanced telecommunications components and expanding its manufacturing capability for these products. For example, the Company continues to increase the power output of its pump lasers and the number of source lasers available for multi-channel
WDM applications. Higher performance modulators and transmitters are under development, as are advanced multi-gigabit modulators. The Company continues to develop packaging technology for a number of its optoelectronic components so as to enable it to supply integrated, packaged modules to its customer base. The Company continues to invest in solid state laser applications for industrial processes and wafer defect review capabilities for higher density semiconductor devices.


Manufacturing

        The Company manufactures its optoelectronic, telecommunication and CATV component products at a number of its facilities in the United States, Europe and Australia. The Company manufactures pump lasers in Zurich, Switzerland, whereas source lasers for telecommunications, CATV and multimedia applications are manufactured in Eindhoven, the Netherlands. The Company's lithium-niobate modulators are manufactured in Bloomfield, Connecticut, whereas its electro-absorption modulators are manufactured in the Netherlands. Fiber-Bragg gratings are manufactured in Sydney, Australia, and CATV transmitters and amplifiers are produced in Chalfont, Pennsylvania. Data communications products are manufactured at the Company's facilities in Witney, United Kingdom. Solid state laser subsystem products, argon laser subsystems, power supplies and grating-based modules are manufactured at its San Jose, California facility and its Helium-Neon lasers are manufactured at its Manteca, California facility. The Company assembles and tests its Ultrapointe Systems at its San Jose, California facility. The Company has purchasing, materials management, assembly, final testing and quality assurance functions at each location for the products that are manufactured at that facility.


Competition

        The industries in which the Company sells its products are highly competitive. Uniphase's overall competitive position depends upon a number of factors, including the price and performance of its products, the level of customer service and quality of its manufacturing processes, the compatibility of its products with existing laser systems and Uniphase's ability to participate in the growth of emerging technologies.

        Competitive factors in the market for the Company's telecommunications equipment products include price, product performance and reliability, the capability to provide strong customer support and service, customer relationships and the breadth of product line. In this market, the Company faces competition from companies that have substantially greater financial, engineering, research, development, manufacturing, marketing, service and support resources, greater name recognition than the Company and long-standing customer relationships. With respect to source lasers and pump lasers for telecommunications applications, competitors include Fujitsu, Pirelli, Corning, Lucent, and SDL, Inc. With respect to external modulator products for CATV and telecommunications suppliers, competitors include Lucent Technologies, Crystal Technology, Inc., Fujitsu, Integrated Optical Components, Ltd., and Sumitomo Cement Opto Electronics Group. With respect to 1310nm and 1550nm CATV transmitters, competitors include AEL, Harmonic Lightwaves, Kablerhydt, Ortel, Synchronous Communications and PAi. Other CATV equipment suppliers may also enter this market. With respect to fiber-Bragg gratings and grating-based modules, competitors include JDS-Fitel, Lucent, E-Tek and Corning. With respect to laser diode products for data communications and local telecommunications suppliers, the Company's competitors include Oz Optics and SDL-Optics as well as larger optoelectronic suppliers such as AMP and Hewlett-Packard.

        In the laser subsystems market, Uniphase competes primarily with American Laser, Coherent, Ion Laser Technology, NEC, Omnichrome,
Spectra-Physics, Toshiba, Carl Zeiss, Melles-Griot, Hitachi, Lightwave, Opto Power Corporation, SDL, Inc., Siemens and Sony.

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


Patents and Proprietary Rights

       Intellectual property rights that apply to various Uniphase products include patents, trade secrets, and trademarks. Because of the rapidly changing technology and a broad distribution of patents in the optoelectronics industry, the Company's intention is not to rely primarily on intellectual property rights to protect or establish its market position. The Company does not intend to broadly license its intellectual property rights unless it can obtain adequate consideration or enter into acceptable patent cross-license agreements. The Company holds 95 United States patents and access to 295 corresponding foreign patents on technologies related to its products and processes. The United States patents expire on dates ranging from 1999 to 2016.


Backlog

        Backlog consists of written purchase orders for products for which the Company has assigned shipment dates within the following 12 months.
As of June 30, 1998 the Company's backlog was approximately $30.8 million as compared to a backlog of approximately $34.2 million at June 30, 1997. Orders in backlog are firm, but are subject to cancellation or rescheduling by the customer. Because of possible changes in product delivery schedules and cancellation of product orders and because the Company's sales will often reflect orders shipped in the same quarter in which they are received, the Company's backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. Certain of the Company's customers have adopted "just in time" techniques with respect to ordering the Company's products, which will cause the Company to have shorter lead times for providing products. Such shorter lead times are likely to result in lower backlog.

Employees

        At June 30, 1998, the Company had a total of 976 full-time employees worldwide, including 134 in research, development and engineering, 56 in sales, marketing and service, 687 in manufacturing, and 99 in general management, administration and finance. The Company intends to hire additional personnel during the next 12 months in each of these areas. The Company's future success will depend in part on its ability to attract, train, retain and motivate highly qualified employees, who are in great demand. There can be no assurance that the Company will be successful in attracting and retaining such personnel. Except for its Netherlands operations, the Company's employees are not represented by any collective bargaining organization. Most hourly and salaried employees in the Netherlands are represented by the Philips Collective Labor Agreement. The Company has never experienced a work stoppage, slowdown or strike. The Company considers its employee relations to be good.


Risk Factors

        The statements contained in this report on Form 10-K that are not purely historical are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, including, without limitations, statements regarding the Company's expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. Forward looking statements include, but are not limited to, statements contained in "Item 1. Business," and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of
Operations" regarding the Company's business strategies, products, markets, sales, marketing, customer support and service, research and development, manufacturing, competition, backlog, employees, financial performance, revenue and expense levels in the future and the sufficiency of its existing assets to fund future operations and capital spending needs in Business regarding the Company's products and its strategy. Actual results could differ from those projected in any forward-looking statements for the reasons, among others, detailed under "Risk Factors" in this Report on Form 10-K. The fact that some of the risk factors may be the same or similar to the Company's past filings means only that the risks are present in multiple periods. The Company believes that many of the risks detailed here are part of doing business in the industry in which the Company competes and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen the significance of the risk. The forward-looking statements are made as of the date of this Form 10-K and the Company assumes no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements.


Management of Growth; Acquisition of UFC, UNBV and Chassis

        The Company expects to continue to experience growth in its existing telecommunications businesses. In addition, the Company expects to supplement this growth though further acquisitions. The Company is devoting significant efforts to increase its penetration of the telecommunications and CATV markets and to develop new solid state lasers for OEM customers. In addition, the Company is now increasing its marketing, customer support and administrative functions in order to support an increased level of operations primarily from its telecommunications products. Finally, the Company intends to either maintain or increase its market share in an otherwise declining market for its gas laser products. No assurance can be given that the Company will be successful in creating this infrastructure or that any increase in the level of such operations will be realized or if realized will justify the increased expense levels associated with these businesses.

        In November 1997, the Company acquired UFC. In addition, in June 1998, the Company acquired UNBV from Philips and in August 1998 acquired certain assets of Chassis. The success of these acquisitions will be dependent upon the Company's ability to manufacture and sell high power 1550nm lasers and future products used in wavelength divisional multiplexing applications and continued demand for UNBV products by major telecommunications, CATV and multimedia/printing customers. The Company's ability to manage its growth effectively is dependent upon its ability to integrate into the Company the acquired entities' operations, products and personnel, retain key personnel of the acquired entities and to expand the Company's financial and management controls and reporting systems and procedures. There can be no assurance that the Company will be able to successfully manufacture and sell these products or manage such growth, and failure to do so could have a material adverse effect on the Company's business and operating results.

Variability and Uncertainty of Quarterly Operating Results

        The Company has experienced and expects to continue to experience significant fluctuations in its quarterly results. The Company believes that fluctuations in quarterly results may cause the market price of its common stock to fluctuate, perhaps substantially. Factors which have had an influence on and may continue to influence the Company's operating results in a particular quarter include the timing of the receipt of orders from a limited number of major customers, product mix, competitive pricing pressures, relative proportions of domestic and international sales, costs associated with the acquisition or disposition of businesses, products or technologies, the Company's ability to design, manufacture, and ship products on a cost effective and timely basis, the delay between incurrence of expenses to further develop marketing and service capabilities and realization of benefits from such improved capabilities, the announcement and introduction of cost effective new products by the Company and by its competitors, and expenses associated with any intellectual property litigation. In addition, the Company's sales will often reflect orders shipped in the same quarter that they are received. Moreover, customers may cancel or reschedule shipments, and production difficulties could delay shipments. The timing of sales of the Company's Ultrapointe Systems may result in substantial fluctuations in quarterly operating results due to the substantially higher per unit prices of these products relative to the Company's other products. In addition, the Company sells its telecommunications equipment products to Original Equipment Manufacturers (OEMs) who typically order in large quantities and therefore the timing of such sales may significantly affect the Company's quarterly results. The timing of such OEM sales can be affected by factors beyond the Company's control, including demand for the OEMs' products and manufacturing risks experienced by OEMs. In this regard, the Company has historically experienced rescheduling of orders by customers in each of its markets and may experience such rescheduling in the future. As a result of the above factors, the Company's results of operations are subject to significant variability from quarter to quarter.

        There can be no assurance that other acquisitions or dispositions of businesses, products or technologies by the Company in the future will not result in substantial charges or other expenses that may cause fluctuations in the Company's quarterly operating results.

        The acquisition or disposition of other businesses, products or technologies may also affect the Company's operating results in any particular quarter. For example, in the second and fourth quarters of fiscal 1998, the Company incurred charges of $6.6 million and $93.0 million, respectively for acquired in-process research and development in connection with the acquisition of UFC and UNBV. In the third quarter of fiscal 1997, the Company incurred charges of $33.3 million for acquired in-process research and development in connection with the acquisition of Uniphase Laser Enterprise ("ULE"). In addition, the Company incurred other charges in connection with acquisitions consummated in fiscal 1998 and 1997. There can be no assurance that acquisitions or dispositions of businesses, products or technologies by the Company in the future will not result in reorganization of its operations, substantial charges or other expenses that may cause fluctuations in the Company's quarterly operating results and its cash flows.

Difficulties in Manufacture of the Company's Products; Gallium Arsenide

        The manufacture of the Company's products involves highly complex and precise processes, requiring production in highly controlled and clean environments. Changes in the Company's or its suppliers' manufacturing process or the inadvertent use of defective or contaminated materials by the Company or its suppliers could adversely affect the Company's ability to achieve acceptable manufacturing yields and product reliability. In addition, the Company has previously experienced certain manufacturing yield problems that have materially and adversely affected both its ability to deliver products in a timely manner to its customers and its operating results. During the fourth quarter of fiscal 1998, the Company commenced construction of a new laser fabrication facility in the Netherlands. No assurance can be given that the Company will be successful in manufacturing laser products in the future at performance or cost levels necessary to meet its customer needs, if at all. In addition, UFC is establishing a production facility in Sydney, Australia for fiber Bragg gratings. The Company has no assurance that this facility will be able to manufacture gratings to customers specifications at the cost and yield levels required. To the extent the Company does not achieve and maintain yields or product reliability, the Company's operating results and customer relationships will be adversely affected.

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

        The fabrication of integrated circuits, particularly GaAs devices such as those sold by ULE is a highly complex and precise process.
Minute impurities, difficulties in the fabrication process, defects in the masks used to print circuits on a wafer, wafer breakage or other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be nonfunctional. Management considers wafer yields in excess of 20% achieving internal lot validation criteria to be acceptable. ULE has in the past and may in the future experience lower than expected production yields, which could delay product shipments and adversely affect gross margins, and there can be no assurance that ULE will be able to maintain acceptable yields in the future. Because the majority of ULE manufacturing costs are relatively fixed, manufacturing yields are critical to the results of operations.
To the extent ULE does not achieve acceptable manufacturing yields or experiences product shipment delays, its business, operating results and financial condition could be materially and adversely affected.

Risks from Customer Concentration

        A relatively limited number of OEM customers historically have accounted for a substantial portion of net sales from telecommunications products. Sales to any single customer are also subject to significant variability from quarter to quarter. Such fluctuations could have a material adverse effect on the Company's business, operating results or financial condition. The Company expects that sales to a limited number of customers will continue to account for a high percentage of the net sales for the foreseeable future. Moreover, there can be no assurance that current customers will continue to place orders or that the Company will be able to obtain new orders from new telecommunications customers.

Declining Market for Gas Lasers; Development and Other Risks Relating to Solid State Laser Technologies

        Gas laser subsystems sales accounted for 26.3%, 37.3% and 52.9% of net sales for the fiscal years ended 1998, 1997 and 1996, respectively. The market for gas lasers is mature and is expected to decline as customers transition from conventional lasers, including gas, to solid state lasers, which are currently expected to be the primary commercial laser technology in the future. In response to this transition, the Company has devoted substantial resources to developing solid state laser products. To date, sales of the Company's solid state laser products have been limited and primarily for customer evaluation purposes. The Company believes that a number of companies are further advanced than the Company in their development efforts for solid state lasers and are competing with evaluation units for many of the same design-in opportunities than the Company is pursuing. It is anticipated that the average selling price of solid state lasers may be significantly less in certain applications than the gas laser products the Company is currently selling in these markets. The Company further believes it will be necessary to continue to reduce the cost of manufacturing and to broaden the wavelengths provided by its laser products. There can be no assurance that the Company's solid state laser products will not be rendered obsolete or uncompetitive by products of other companies.

Intense Industry Competition

        The telecommunications, laser subsystems and semiconductor capital equipment markets in which the Company sells its products are highly competitive. In each of the markets it serves, the Company faces intense competition from established competitors, many of which have substantially greater financial, engineering, research and development, manufacturing, marketing, service and support resources. The Company is a recent entrant into the telecommunications and semiconductor capital equipment marketplaces and competes with many companies in those markets that have substantially greater resources, including greater name recognition, a larger installed base of products and longer standing customer relationships. In order to remain competitive, the Company must maintain a high level of investment in research and development, marketing, and customer service and support. There can be no assurance that the Company will be able to compete successfully in the laser, semiconductor capital equipment, or telecommunications industries in the future, that the Company will have sufficient resources to continue to make such investments, that the Company will be able to make the technological advances necessary to maintain its competitive position or that its products will receive market acceptance. In addition, there can be no assurance that technological changes or development efforts by the Company's competitors will not render the Company's products or technologies obsolete or uncompetitive.

Attracting and Retaining Key Personnel

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

Cyclicality of Semiconductor Industry

        The Company's Ultrapointe Systems and a portion of its laser subsystems business depend upon capital expenditures by manufacturers of semiconductor devices, including manufacturers that are opening new or expanding existing fabrication facilities, which, in turn, depend upon the current and anticipated market demand for semiconductor devices and products utilizing such devices. The semiconductor industry is highly cyclical and historically has experienced periods of oversupply, resulting in significantly reduced demand for capital equipment. Recently, the semiconductor industry has experienced a downturn and the Company expects the downturn to continue, which may lead certain of the Company's customers to delay or cancel purchase of the Company's Ultrapointe Systems. The Company is contemplating the divestiture of its Ultrapointe division as well as discontinuing its operations. Results of operations for fiscal 1998 include $19.3 million in sales of Ultrapointe products as compared to $15.4 million in fiscal 1997. There can be no assurance that the Company's operating results will not be materially and adversely affected should the Company divest or terminate the operations of Ultrapointe amidst the current downturn in the semiconductor industry. Furthermore, there can be no assurance that the semiconductor industry will not experience further downturns or slowdowns in the future which may materially and adversely affect the Company's business and operating results or that the current backlog of Ultrapointe products will result in actual sales or that such backlog is indicative of a meaningful trend.

Dependence on Key OEM Customers and OEM Relationships

        In July 1997, the Company entered into an exclusive OEM Agreement (the "Agreement") with KLA-Tencor Corporation pursuant to which KLA-Tencor Corporation distributes Ultrapointe Systems through its worldwide distribution channels. The Company currently expects that KLA-Tencor Corporation will account for a majority of Ultrapointe's net sales for the foreseeable future for Laser Imaging Systems used to analyze defects on semiconductor wafers and photomasks during the manufacturing process as well as automatic defect classification software products. The Agreement outlines product specifications, ongoing research and development efforts on the product line, pricing and payment terms. The Agreement is effective through June 30, 2000 and may be extended by KLA-Tencor Corporation for up to three (3) additional one-year renewal periods thereafter.

        One telecommunications customer, CIENA Corporation, accounted for approximately 12% of the Company's net sales for fiscal 1998. One laser subsystems customer, the Applied Biosystems Division of Perkin-Elmer Corporation, accounted for approximately 10% and 12% of the Company's net sales for fiscal 1997 and 1996, respectively. One additional customer, KLA-Tencor Corporation, purchased both Laser subsystems and Ultrapointe systems and accounted for 12% and 13% of the Company's consolidated net sales in fiscal 1998 and 1996, respectively. No other customers represented 10% or more of total sales during fiscal 1998. The loss or delay of orders from these or other OEM customers could have a materially adverse effect on the Company's business and operating results.

Year 2000

        The Company is aware of the risks associated with the operation of information technology ("IT") and non-information technology ("non-IT") systems as the millennium (year 2000) approaches. The "Year 2000" problem is pervasive and complex, with the possibility to affect many IT and non-IT systems, and is the result of the rollover of the two digit year value from "99" to "00". Systems that do not properly recognize such date-sensitive information could generate erroneous data or fail. In addition to the Company's own systems the Company relies, directly and indirectly, on external systems of its customers, suppliers, creditors, financial organizations, utilities providers and government entities, both domestic and international (collectively, "Third Parties"). Consequently, the Company could be affected by disruptions in the operations of Third Parties with which the Company interacts. Furthermore, the purchasing frequency and volume of customers or potential customers may be affected by Year 2000 correction efforts as companies expend significant efforts to make their current systems Year 2000 compliant.

        The Company is using both internal and external resources to assess
(a) the Company's state of readiness (including the readiness of Third Parties, with which the Company interacts) with respect to the Year 2000 problem, (b) the costs to the Company to correct Year 2000 problems related to its internal IT and non-IT systems, which, if uncorrected, could have a material adverse effect on the business, financial condition or results of operations of the Company, (c) the known risks related to the consequences of any failure to correct any Year 2000 problems identified by the Company, and (d) the contingency plans, if any, that should be adopted by the Company should any identified Year 2000 problems not be corrected. The Company continues to evaluate the estimated costs associated with the efforts to prepare for Year 2000 based on actual experience. While the efforts will involve additional costs, the Company believes, based on available information, that it will be able to manage its total Year 2000 transition without any material adverse effect on its business operations, products or financial prospects. The actual outcomes and results could be affected by future factors including, but not limited to, the continued availability of skilled personnel, cost control, the ability to locate and remediate software code problems, critical suppliers and subcontractors meeting their commitments to be Year 2000 compliant, and timely actions by customers. The Company anticipates that it will remediate all Year 2000 risks and be able to conduct normal operations without having to establish a Year 2000 contingency plan.

        The Company is currently working with the applicable suppliers of its software systems and anticipates that certain of these systems are currently not Year 2000 compliant, but anticipates that such systems will be corrected for the Year 2000 problem prior to December 31, 1999. The Company is currently working with those Third Parties to identify any Year 2000 problems affecting such Third Parties that could have a material adverse affect on the Company's business, financial condition or results of operations. However, it would be impracticable for the Company to attempt to address all potential Year 2000 problems of Third Parties that have been or may in the future be identified. Specifically, Year 2000 problems have been or may in the future be identified with respect to the IT and non-IT systems of Third Parties having widespread national and international interactions with persons and entities generally (for example, certain IT and non-IT Systems of governmental agencies, utilities and information and financial networks) that, if uncorrected, could have a material adverse impact on the Company's business, financial condition or results of operations. The Company is still assessing the effect the Year 2000 problem will have on its suppliers and, at this time, cannot determine such impact.

Conflicting Patents and Intellectual Property Rights of Third Parties; Potential Infringement Claims

        The laser, semiconductor capital equipment, and telecommunications markets in which the Company sells its products are characterized by frequent litigation regarding patent and other intellectual property rights. Numerous patents in these industries are held by others, including academic institutions and competitors of the Company. Such patents could inhibit the Company's ability to develop new products for such markets. The industry in which the Company operates is characterized by periodic claims of patent infringement or other intellectual property rights. While in the past licenses generally have been available to the Company where third-party technology was necessary or useful for the development or production of the Company's products, there can be no assurance that licenses to third-party technology will be available on commercially reasonable terms, if at all. Generally, a license, if granted, would include payments by the Company of up-front fees, ongoing royalties or a combination thereof. There can be no assurance that such royalty or other terms would not have a significant adverse impact on the Company's operating results. The Company is a licensee of a number of third party technologies and intellectual property rights and is required to pay royalties to these third party licensors on certain of its telecommunications products, Ultrapointe systems and its solid state lasers. During fiscal 1998, 1997 and 1996, the Company expensed $2.0 million, $1.4 million and $1.3 million, respectively, in license and royalty fees primarily in connection with its gas laser subsystems. In addition, there can be no assurance that third parties will not assert claims against the Company with the Company's existing products or with respect to future products under development by the Company. In the event of litigation to determine the validity of any third-party claims, such litigation could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation is determined in favor of the Company. In the event of an adverse result in any such litigation, the Company could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology which is the subject of the litigation.
 There can be no assurance that the Company would be successful in such development or that any such licenses would be available to the Company.
 In the absence of such a license, the Company could be enjoined from future sales of the infringing product or products.

Euro Currency

        On January 1, 1999, several member countries of the European Union will establish fixed conversion rates between their existing sovereign currencies and adopt the Euro as their new common legal currency. As of that date, the Euro will trade on currency exchanges and the legacy currencies will remain legal tender in the participating countries for a transition period between January 1999 and January 1, 2002. During the transition period, noncash payments can be made in the Euro, and parties can elect to pay for goods and services and transact business using either the Euro or a legacy currency. Between January 1, 2002 and July 1, 2002 the participating countries will introduce Euro notes and coins and withdraw all legacy currencies so that they will no longer be available. The Euro conversion may affect cross-border competition by creating cross-border price transparency. The Company is assessing its pricing/marketing strategy in order to insure that it remains competitive in a broader European market. The Company is also assessing its information technology systems to allow for transactions to take place in both the legacy currencies and the Euro and the eventual elimination of the legacy currencies, and reviewing whether certain existing contracts will need to be modified. The Company's currency risk and risk management for operations in participating countries may be reduced as the legacy currencies are converted to the Euro. Final accounting, tax and governmental legal and regulatory guidance is not available. The Company will continue to evaluate issues involving introduction of the Euro.
Based on current information and the Company's current assessment, it does not expect that the Euro conversion will have a material adverse effect on its business or financial condition.

Market Risks

        The Company is exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate these risks, the Company utilizes derivative financial instruments. The Company does not use derivative financial instruments for speculative or trading purposes. The primary objective of the Company's investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, the returns on a majority of the Company's marketable investments are floating rate and municipal bonds, auction instruments and money market instruments denominated in U.S. dollars. The Company hedges currency risks of investments denominated in foreign currencies with forward currency contracts. Gains and losses on these foreign currency investments are generally offset by corresponding gains and losses on the related hedging instruments, resulting in negligible net exposure to the Company. A substantial portion of the Company's revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, the Company does enter into these transactions in other currencies, primarily European currencies. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, the Company has established hedging programs. Currency forward contracts are utilized in these hedging programs. The Company's hedging programs reduce, but do not always entirely eliminate the impact of foreign currency exchange rate movements. Actual results on the Company's financial position may differ materially.

Dependence on Sole and Limited Source Suppliers

        Various components included in the manufacture of the Company's products are currently obtained from single or limited source suppliers.
 A disruption or loss of supplies from these companies or an increase in price of these components would have a material adverse effect on the Company's results of operations, product quality and customer relationships. For example, the Company obtains all the robotics, workstations and many optical components used in its Ultrapointe Systems from Equipe Technologies, Silicon Graphics, Inc., and Olympus Corporation, respectively. The Company currently utilizes a sole source for the crystal semiconductor chip sets incorporated in the Company's solid state microlaser products and acquires its pump diodes for use in its solid state laser products from Opto Power Corporation and GEC. The Company also obtains lithium niobate wafers, gallium arsenide wafers, specialized fiber components and certain lasers used in its telecommunications products primarily from Crystal Technology, Inc., Fujikura, Ltd., Philips Key Modules, and Sumitomo, respectively. The Company does not have long-term or volume purchase agreements with any of these suppliers, and no assurance can be given that these components will be available in the quantities required by the Company, if at all.

Limited Protection of Intellectual Property

        The Company's future success depends in part upon its intellectual property, including trade secrets, know-how and continuing technological innovation. There can be no assurance that the steps taken by the Company to protect its intellectual property will be adequate to prevent misappropriation or that others will not develop competitive technologies or products. The Company currently holds 95 U.S. patents on products or processes and certain corresponding foreign patents and has applications for certain patents currently pending. There can be no assurance that other companies are not investigating or developing other technologies that are similar to the Company's, that any patents will be issued from any application pending or filed by the Company or that, if patents do issue, the claims allowed will be sufficiently broad to deter or prohibit others from marketing similar products. In addition, there can be no assurance that any patents issued to the Company will not be challenged, invalidated or circumvented, or that the rights thereunder will provide a competitive advantage to the Company. Further, the laws of certain territories in which the Company's products are or may be developed, manufactured or sold, including Asia, Europe or Latin America, may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States.

Future Capital Requirements

        The Company is devoting substantial resources for new facilities and equipment for the production of source lasers, fiber-Bragg gratings and modules used in telecommunications and for the development of new solid state lasers. Although the Company believes existing cash balances, cash flow from operations and available lines of credit, will be sufficient to meet its capital requirements at least through the end of fiscal 1999, the Company may be required to seek additional equity or debt financing to compete effectively in these markets. The timing and amount of such capital requirements cannot be precisely determined at this time and will depend on several factors, including the Company's acquisitions and the demand for the Company's products and products under development. There can be no assurance that such additional financing will be available when needed, or, if available, will be on terms satisfactory to the Company.

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

Risks Associated with International Sales

        International sales accounted for approximately 38.5%, 30.0% and 24.5% of net sales in fiscal years 1998, 1997 and 1996, respectively. The Company expects that international sales will continue to account for a significant portion of the Company's net sales. The Company may continue to expand its operations outside of the United States and to enter additional international markets, both of which will require significant management attention and financial resources. International sales are subject to inherent risks, including unexpected changes in regulatory requirements, tariffs and other trade barriers, political and economic instability in foreign markets, difficulties in staffing and management, integration of foreign operations, longer payment cycles, greater difficulty in accounts receivable collection, currency fluctuations and potentially adverse tax consequences. Since a significant portion of the Company's foreign sales are denominated in U.S. dollars, the Company's products may also become less price competitive in countries in which local currencies decline in value relative to the U.S. dollar. The Company's business and operating results may also be materially and adversely affected by lower sales levels which typically occur during the summer months in Europe and certain other overseas markets. Furthermore, the sales of many of the Company's OEM customers are dependent on international sales and, consequently, this further exposes the Company to the risks associated with such international sales.

Issuance of Preferred Stock; Potential Anti-Takeover Effects of Delaware
Law

        The Board of Directors has the authority to issue up to 900,000 shares of undesignated Preferred Stock and to determine the powers, preferences and rights and the qualifications, limitations or restrictions granted to or imposed upon any wholly unissued shares of undesignated Preferred Stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by the Company's shareholders. The Preferred Stock could be issued with voting, liquidation, dividend and other rights superior to those of the holders of Common Stock. The issuance of Preferred Stock under certain circumstances could have the effect of delaying, deferring or preventing a change in control of the Company.

        The Company is subject to the provisions of Section 203 of the Delaware General Corporation Law prohibiting, under certain circumstances, publicly-held Delaware corporations from engaging in business combinations with certain stockholders for a specified period of time without the approval of substantially all of its outstanding voting stock. Such provisions could delay or impede the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving the Company, even if such events could be beneficial, in the short term, to the interests of the stockholders. In addition, such provisions could limit the price that certain investors might be willing to pay in the future for shares of the Company's Common Stock. The Company's Certificate of Incorporation and Bylaws contain provisions relating to the limitations of liability and indemnification of its directors and officers, dividing its Board of Directors into three classes of directors serving three-year terms and providing that its stockholders can take action only at a duly called annual or special meeting of stockholders. These provisions also may have the effect of deterring hostile takeovers or delaying changes in control or management of the Company.

Item 2. Properties

        The Company owns two properties in San Jose, California, totaling 109,000 square feet, which include land, buildings and improvements.
The Company's principal sales, marketing, technical support, administration, and research and development operations as well as manufacturing operations for the argon and solid state lasers, grating-based modules and Ultrapointe products occupy these facilities. The Company is currently leasing unused space to a tenant.

        The Company's manufacturing facilities for its He-Ne laser products occupy a 20,000 square foot building in Manteca, California. The building is leased through September 2000. The Company's facilities for its telecommunications equipment products occupy three leased buildings of 33,000, 27,500 and 30,000 square feet in Bloomfield, Connecticut, where its modulator products are manufactured and a 30,000 square foot leased building in Chalfont, Pennsylvania where its transmitter products are manufactured. UFP products are manufactured at the Company's 7,000 square foot facility in Witney, United Kingdom and its engineering efforts are performed at a 5,000 square foot facility in Batavia, Illinois. Leases for the Bloomfield, Chalfont, Witney and Batavia facilities expire in July 2002 (with a lease extension available through 2007), February 2001, December 2013, and July 1999, respectively. As part of the acquisition of UNBV, the Company entered into two leases for current and new manufacturing engineering and office space covering 235,000 square feet at the Philips Natlab Research Center located in Eindhoven, the Netherlands. ULE occupies 60,000 square feet of manufacturing, engineering and office space in Zurich, Switzerland that is leased through 2007 and continues to sublease certain clean room and manufacturing space from IBM at the IBM Research facility in Ruschlikon, Switzerland. The Company has secured a new facility lease in Sydney, Australia for 4,500 square feet of production, development and office space to support its fiber-Bragg grating product. This lease expires in May, 2003. The Company also maintains sales and service offices in both the United Kingdom and Germany to support its European operations.

Item 3. Legal Proceedings

        On May 19, 1997, Tacan Corporation ("Tacan") filed a lawsuit in the U.S. District Court for the Southern District of California against Uniphase Telecommunications Products Inc. ("UTP") a subsidiary of the Company. The Complaint alleged claims of breach of contract, breach of implied and express warranties, negligent misrepresentation, conversion and negligent interference with perspective economic advantage. In
December 1997, UTP and Tacan reached a favorable settlement with no material effect on the Company's financial condition or results of operations.

        Two former employees have commenced wrongful termination actions against the Company. Summary judgements and subsequent appeals have been issued in each claim. The Company believes these claims are without merit and is vigorously defending them. Even if these claims are adjudicated in favor of the plaintiffs, the Company does not believe that the ultimate resolution of these matters will have a material adverse impact on the Company or its operations.

        In the ordinary course of business, various lawsuits and claims are filed against the Company. While the outcome of these matters is currently not determinable, management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

        A special meeting of the Stockholders was held on Monday, June 29, 1997 to approve the Uniphase Corporation 1998 Employee Stock Purchase
Plan (the "98 Purchase Plan"). The 98 Purchase Plan was approved as follows: 27,092,868 shares for; 286,050 shares against and 29,181 withheld.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

   At September 11, 1998, the Company had approximately 141 holders of record of its Common Stock and 38,647,120 shares outstanding. The Company has not paid dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future. The following high and low closing bid prices indicated for Uniphase Common Stock are as reported on the Nasdaq National Market during each of the quarters indicated.

                                      High       Low
                                   ---------- ----------
Fiscal 1998 Quarter Ended:
     June 30....................     63         40 5/8
     March 31...................     44 5/32    33 3/16
     December 31................     46 1/2     28 1/2
     September 30...............     40 3/16    28 30/32

Fiscal 1997 Quarter Ended:
     June 30....................     30 5/16    17 18/32
     March 31...................     24 3/4     15 29/32
     December 31................     29 3/4     20 5/8
     September 30...............     21 1/8     10 3/16




Item 6. Selected Financial Data

(in thousands, except per share amounts)

Years Ended June 30,                         1998      1997      1996      1995      1994
                                           --------- --------- --------- --------- ---------
Consolidated Statement of Operations Data:
Net sales..................................$175,801  $106,966   $69,073   $42,282   $32,922
Acquired in-process
  research and development................. $99,568   $33,314    $4,480    $4,460     $ --
Income (loss) from operations..............($73,003) ($16,852)   $5,429      $581    $3,247
Net income (loss)..........................($81,112) ($18,854)   $2,792      $735    $2,231
Earnings (loss) per share (1):
  Basic....................................  ($2.34)   ($0.57)    $0.11     $0.04     $0.15
  Dilutive.................................  ($2.34)   ($0.57)    $0.10     $0.04     $0.13
Shares used in per share calculation (1):
  Basic....................................  34,723    32,964    24,832    18,216    14,552
  Dilutive.................................  34,723    32,964    27,154    20,164    16,548

At June 30,                                  1998      1997      1996      1995      1994
                                           --------- --------- --------- --------- ---------
Consolidated Balance Sheet Data:
Working capital............................$119,249  $108,388  $130,991   $17,316   $18,943
Total assets...............................$269,343  $177,579  $173,824   $31,910   $26,214
Long-term obligations......................  $5,666    $2,475    $7,036      $221     $ --
Total stockholders' equity.................$217,901  $149,777  $153,205   $24,808   $21,331


1 Earnings per share amounts for all periods prior to fiscal 1998 have been restated to reflect the 100% stock dividend declared in November, 1997, and to conform to the requirements of SFAS No. 128,"Earnings per Share".





Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

        In June 1998, the Company acquired 100% of the capital stock of Philips Optoelectronics B.V., which became Uniphase Netherlands B.V. ("UNBV") from Koninklijke Philips Electronics N.V. ("Philips"). The total purchase price of $135.4 million consisted of 3.26 million restricted shares of common stock, cash of $100,000, $4.0 million in related acquisition costs, and 100,000 shares of Uniphase Series A Convertible Preferred Stock that is convertible to Uniphase Common Stock based upon
(i) unit shipments of certain products by UNBV through June 20, 2002, and
(ii) the trading price of Uniphase Common Stock at the time such earnout, if any, is determined. At the closing of the UNBV acquisition, Philips became the largest stockholder of record at 8.5% of the Company's outstanding common stock. Philips also appointed one representative to the Uniphase Board of Directors upon the closing.

        In November 1997, the Company acquired 100% of the capital stock of Indx Pty Limited, which became Uniphase Fiber Components Pty Limited ("UFC"), and in connection therewith, obtained certain license rights from Australian Photonics Pty Limited ("AP"). The total purchase price of $6.9 million included a cash payment of $6.5 million to AP and acquisition costs of $400,000. UFC designs and manufactures fiber Bragg grating products for wavelength division multiplexing ("WDM") applications. In January 1998, the Company created Uniphase Network Components ("UNC") to develop grating-based modules for WDM applications.

        In August 1998, the Company acquired certain assets of Chassis Engineering, Inc. for $2.8 million. See Note 12 of Notes to Consolidated Financial Statements.



Results of Operations

        The following table sets forth for the periods indicated certain financial data as a percentage of net sales:

                                              Years Ended June 30,
                                         --------------------------------
                                            1998       1997       1996
                                         ---------- ---------- ----------
Net sales...............................     100.0%     100.0%     100.0%
Cost of sales...........................      52.4%      53.7%      52.5%
                                         ---------- ---------- ----------
  Gross profit                                47.6%      46.3%      47.5%
                                         ---------- ---------- ----------
Operating expenses:
  Research and development..............       8.1%       8.7%       8.4%
  Royalty and license...................       1.2%       1.3%       1.9%
  Selling, general, and administrative..      23.2%      20.9%      22.7%
  Acquired in-process research and
       development......................      56.6%      31.1%       6.5%
                                         ---------- ---------- ----------
Total operating expenses................      89.1%      62.0%      39.5%
                                         ---------- ---------- ----------
Income (loss) from operations...........     -41.5%     -15.7%       8.0%
  Interest and other income, net........       1.8%       3.2%       1.9%
                                         ---------- ---------- ----------
  Income (loss) before income taxes.....     -39.7%     -12.5%       9.9%
Income tax expense......................       6.4%       5.1%       5.9%
                                         ---------- ---------- ----------
Net income (loss).......................     -46.1%     -17.6%       4.0%
                                         ========== ========== ==========

        Years Ended June 30, 1998, 1997 and 1996

        Net Sales. Net sales of $175.8 million for fiscal 1998 represented an increase of $68.8 million or 64.4% over fiscal 1997 net sales of $107.0 million. The increase is primarily due to the increase across all product lines in telecommunications and laser subsystem sales of $64.9 million, of which 45.9% was generated by businesses acquired during fiscal 1998 and 1997. Ultrapointe sales increased $3.9 million in fiscal 1998 over the prior year, although a significant percentage of the increase was attributable to orders for spare parts and engineering services. Net sales of $107.0 million for fiscal 1997 represented an increase of $37.9 million or 54.9% over fiscal 1996 net sales of $69.1 million. The increase in fiscal 1997 over 1996 was primarily due to the increased sales of telecommunications and laser subsystem products of $40.1 million. Ultrapointe sales decreased $2.2 million during fiscal
1997 as compared to fiscal 1996 as a downturn in the semiconductor industry led certain customers to delay or cancel purchases of the Company's Ultrapointe Systems.

        Net sales to customers outside the United States accounted for $67.6 million, $32.1 million and $16.9 million or 38.5%, 30.0% and 24.5%
of total sales for the years ended June 30, 1998, 1997 and 1996, respectively. The increase of $35.5 million from fiscal 1997 to fiscal 1998 is primarily due to increased sales of telecommunications products.
 The increase in international sales in 1998 was also due to a full year's sales from ULE, the sales of UFC subsequent to November 26, 1997, and UNBV sales subsequent to June 9, 1998, all of which represented in the aggregate 36.8% of the increase in international sales. The fiscal 1997 increase in international sales over fiscal 1996 of $15.2 million was due primarily to a full year of UFP sales and the acquisition of ULE in March 1997 combined with other increases in telecommunications product sales. See Note 10 of Notes to Consolidated Financial Statements.

        Gross Profit. Gross profit of $83.7 million, or 47.6% of net sales for fiscal 1998 represented an increase of $34.1 million or 68.8% over fiscal 1997 gross profit of $49.6 million, which was 46.3% of net sales. The increase in gross profit from telecommunications and laser subsystem product sales of $35.9 million was due in part to an improvement in manufacturing yields of gallium arsenide based lasers combined with the lower costs of internally manufactured CATV amplifiers the Company historically purchased from third parties. Fiscal 1998 amounts include a full year's gross profit from ULE that also contributed to the increase.

        Concurrent with the acquisition of UNBV, the Company initiated certain actions that resulted in reductions to fiscal 1998 gross profit. Charges attributable to such actions were for (i) securing additional manufacturing space, developing and qualifying new products, retraining its CATV manufacturing staff and providing reserves for certain inventory in connection with a new supply agreement with a large CATV customer; (ii) providing inventory reserves for the estimated impact of integrating UNBV lasers into the Company's existing telecommunications product portfolios; and (iii) providing for laser packaging relocation costs and certain other accruals attributable to integrating UNBV into the Company's operations. These actions were reflected primarily as increases to inventory reserves and other accrued expenses.

        Gross margin increased to 47.6% in fiscal 1998 from 46.3% in fiscal 1997. The Company realized improved yields on certain telecommunications products that more than offset a reduction in gross margin from Ultrapointe products. Gross margin for Ultrapointe products declined significantly in the second half of fiscal 1998 due to depressed semiconductor equipment markets, volume discounts attributable to the distribution agreement with KLA-Tencor, and inventory reserves recorded in the fourth quarter. The Company's laser subsystem margins were relatively consistent with the prior fiscal year. The Company experienced a decrease in gross margins to 46.3% in fiscal 1997 from 47.5% in fiscal 1996. Inventory charges resulting from the Company's change in strategic focus with respect to diode based laser applications and from the modification of certain customer and product strategies incorporating lower powered amplifiers at UTP contributed to the fiscal 1997 decline in gross margin.

        There can be no assurance that the Company will be able to maintain its gross margins at current levels. The Company expects that there will continue to be periodic fluctuations in its gross margins resulting from changes in its sales and product mix, competitive pricing pressures, higher costs resulting from new production facilities, manufacturing yields, acquisitions of businesses that may have different margins than the Company, inefficiencies associated with new product introductions, and a variety of other factors.

        Research and Development Expense. Research and development (R&D) expense of $14.3 million or 8.1% of net sales represented an increase of $5.0 million or 53.3% over fiscal 1997 expense of $9.3 million or 8.7% of net sales. The increase in absolute dollar amounts is primarily due to the continuing efforts to develop the Company's telecommunications products, the additional R&D expenses of UFC and UNC in fiscal 1998 and a full year of R&D expenses from ULE. R&D expense in fiscal 1997 was $9.3 million or 8.7% of net sales, which represented a $3.5 million or 59.8% increase over fiscal 1996. The increase in R&D expense was largely due to the continuing efforts to develop the Company's telecommunications products and, to a lesser extent, the continued development and modifications of the Ultrapointe Laser Imaging System and automatic defect classification ("ADC") software.

        The Company is committed to continuing its significant R&D expenditures and expects that the absolute dollar amount of R&D expenses will increase as it invests in developing new products and in expanding and enhancing its existing product lines, although R&D expenses may vary as a percentage of net sales in future periods.

        Royalty and License Expense. Royalty and license expense increased $628,000 to $2.0 million representing an increase of 45.5% over fiscal 1997 expense of $1.4 million. Royalty and license expense decreased as a percentage of sales to 1.2% compared to 1.3% in fiscal 1997. In fiscal 1997, royalty and license expense increased $43,000 to $1.4 million from $1.3 million in fiscal 1996, however decreased as a percentage of sales to 1.3% from 1.9% in fiscal 1996. The decreases as a percentage of net sales in both fiscal 1998 and fiscal 1997 were due to the increasing proportion of sales derived from royalty-free telecommunications products.

        The Company continues to develop its telecommunications, solid state laser, and semiconductor equipment products and technologies. There are numerous patents on these technologies that are held by others, including academic institutions and competitors of the Company. Such patents could inhibit the Company's ability to develop, manufacture and sell products in the future. If there is a conflict between a competitor's patents or products and those of the Company, it could be very costly for the Company to enforce its rights in an infringement action or defend such an action brought by another party. In addition, the Company may need to obtain license rights to certain patents and may be required to make substantial payments, including continuing royalties, in exchange for such license rights. There can be no assurance that licenses to third party technology, if needed, will be available, or if available, can be obtained on commercially reasonable terms.

        Selling, General and Administrative Expense. Selling, general and administrative (SG&A) expense of $40.8 million or 23.2% of net sales in fiscal 1998 represents an increase of $18.4 million or 82.2% over fiscal 1997 expense of $22.4 million or 20.9% of net sales. As described below, SG&A expenses in each year included charges incurred following acquisitions.

        In the fourth quarter of fiscal 1998, the Company recorded SG&A charges related to certain initiatives taken following the acquisition of UNBV. These charges were for (i) reorganizing the Company's management and sales structures, including the elimination of its UTP headquarters organization, severance and certain other personnel costs; (ii) integrating the laser packaging operations of UNBV into the Company including the write off of certain long-lived assets originating from the acquisition of UFP in 1996, and starting up production of certain new products that incorporate UNBV lasers, and (iii) providing for the cost of renegotiating certain provisions of its distribution agreement with KLA-Tencor and changing the structure of Ultrapointe in connection with the continuing downturn in semiconductor capital equipment markets. SG&A expense for 1998 also includes a full year of ULE expenses. SG&A charges primarily consisted of compensation related costs, the write-off of goodwill and other long-lived assets, prototype development and materials, recruiting and relocation costs.

        In fiscal 1997, SG&A expense was $22.4 million or 20.9% of net sales which represented a $6.7 million or 42.7% increase over SG&A expense of $15.7 million or 22.7% of net sales in fiscal 1996. The increase is due in part to the additional expenses of ULE, acquired in March 1997, and a full year of expenses for UFP which was acquired in May 1996. As a result of the ULE acquisition and a change in strategic focus for diode-based laser applications, the Company recorded charges to consolidate its European laser research to Switzerland, close its Uniphase Lasers, Ltd. facility in Rugby, England, consolidate laser packaging operations and to recognize the modification of certain customer and product strategies at UTP incorporating lower powered amplifiers. The Company also increased its allowance for doubtful accounts and certain other reserves in the third quarter of fiscal 1997.

        The Company expects the amount of SG&A expenses to increase in the future, although such expenses may vary as a percentage of net sales in future periods. There can be no assurance that the Company will not incur reorganization costs associated with managing the growth of its operations similar to those recorded in fiscal 1998.

        Uniphase is currently considering divestiture or termination of its Ultrapointe operation because of the business conditions in the semiconductor equipment industry and the Company's desire to focus its management and financial resources on its telecommunications and laser businesses. Further one-time charges would result from a termination of the Ultrapointe operations and may also occur in the event of a divestiture of Ultrapointe. The net book value of the Ultrapointe business was approximately $8.4 million at June 30, 1998. There can be no assurance that the Company will not incur a loss should it sell, divest or otherwise dispose of the assets of Ultrapointe.

        Acquired In-process Research and Development. In fiscal 1998, the Company incurred charges for in-process research and development of $99.6 million or 56.6% of net sales related to the acquisition of UNBV from Philips ($93.0 million) and UFC from AP ($6.6 million). In fiscal 1997, the Company incurred a charge for in-process research and development of $33.3 million or 31.1% of net sales related to the acquisition of the assets of ULE from IBM. In fiscal 1996, the Company incurred a charge for in-process research and development of $4.5 million or 6.5% of net sales related to the acquisition of UFP. See Note 9 of Notes to Consolidated Financial Statements. There can be no assurance that acquisitions of businesses, products or technologies by the Company in the future will not result in substantial charges that may cause fluctuations in the Company's quarterly or annual operating results.

        Interest and Other Income. Net interest and other income of $3.3 million for fiscal 1998 represented a decrease of $179,000 from fiscal 1997 income of $3.4 million. Fiscal 1997 net interest and other income increased $2.0 million over fiscal 1996 income of $1.4 million. The decrease in interest and other income in 1998 was primarily due to the reduced level of short-term investments resulting from the cash payment to IBM of $45 million for ULE in March 1997, and the payment to AP of approximately $6.5 million for UFC and certain licensing rights in November 1997. In addition, net interest and other income in fiscal 1998 includes lower interest expense as compared to fiscal 1997 resulting from the retirement of approximately $6.1 million in notes payable in August 1997 originating from the fiscal 1996 acquisition of UFP. The fiscal 1997 increase over fiscal 1996 was due primarily to the increase in interest earned on the net proceeds of the public offering of common stock in June 1996 and the private placement of common stock with KLA-Tencor in November 1995.

        Income Tax Expense. The Company recorded tax provisions of $11.4 million, $5.4 million and $4.0 million for fiscal 1998, 1997 and 1996, respectively. The effective tax rates for fiscal 1998, 1997 and 1996 were (16%), (40%) and 59%, respectively, due primarily to in-process research and development expenses which provided no immediate tax benefit.

        The Company has established a valuation allowance covering a portion of the gross deferred tax assets originating from its European subsidiaries acquired in fiscal 1998 and 1997. Approximately $3 million of the valuation allowance at June 30, 1998 relates to tax benefits of stock option deductions that will be credited to equity when realized. The valuation allowance reduces net deferred tax assets to amounts considered realizable in the near future based on projected future taxable income. As there can be no assurance that these European subsidiaries will generate future taxable income, there can be no assurance that these valuation allowances will be realized.

        Liquidity and Capital Resources

        At June 30, 1998, the Company's combined balance of cash, cash equivalents and short-term investments was $94.6 million. During fiscal 1998, the Company met its liquidity needs primarily through cash generated from operating activities. Net cash provided by operating activities was $50.0 million in fiscal 1998, compared with $21.5 million and $7.8 million for fiscal years 1997 and 1996, respectively.

        Cash provided by operating activities during fiscal 1998 was primarily the result of net losses of $81.1 million offset by noncash charges during the year for depreciation and amortization of $10.1 million, acquired in-process research and development costs of $99.6 million, stock based compensation of $6.9 million and the write-off of certain long-lived assets totaling $3.6 million. Increases in accounts receivable of $12.3 million resulted from higher fourth quarter sales in fiscal 1998 compared to the prior year and an increase in the number of days receivable outstanding from 55 days at the end fiscal 1997 to 75 days in fiscal 1998. A higher percentage of outstanding receivables in fiscal 1998 were derived from foreign operations where collection cycles are generally longer than in the United States. In addition, the fiscal 1998 days sales in accounts receivable reflects receivables acquired from Philips. Cash flow from operating activities also benefited from decreases in all other operating assets totaling $4.3 million and increases to all other operating liabilities of $18.9 million.

        Cash used in investing activities was $38.2 million in fiscal 1998 compared with $48.7 million and $83.5 million for fiscal years 1997 and 1996, respectively. The Company's acquisitions of UNBV and UFC in fiscal 1998 used $10.8 million. The Company incurred capital expenditures of $24.0 million primarily for facilities improvements and equipment purchases to expand its manufacturing capacity primarily for its telecommunications product lines. The Company also purchased intellectual property totaling $550,000 for its telecommunications products businesses. The Company expects to continue to expand its worldwide manufacturing capacity, primarily for telecommunications products, by making approximately $35 million in capital expenditures for fiscal 1999.

        The Company used $1.2 million in cash for financing activities in fiscal 1998 as compared to cash provided by financing activities of $3.9 million in fiscal 1997. In fiscal 1998, the Company generated $4.9 million from the exercise of stock options and the sale of stock through its employee stock purchase plan. Cash used for financing activities included the repayment of $6.1 million of notes payable originating from the acquisition of UFP in fiscal 1996. The Company has a $5.0 million revolving line of credit with a bank. Advances under the line of credit bear interest at the bank's prime rate (8.5% at June 30, 1998) and are secured by inventories and accounts receivable. There were no borrowings under the line as of June 30, 1998. The line of credit was pledged as collateral to secure a letter of credit issued in connection with the purchase of certain assets of Chassis Engineering, Inc. in August 1998. See Note 12 of Notes to Consolidated Financial Statements. Under the terms of the line of credit agreement, the Company is required to maintain certain minimum working capital, net worth, profitability levels and other financial conditions. The agreement prohibits the payment of cash dividends and contains certain restrictions on the Company's ability to borrow money or purchase assets or interests in other entities without the prior written consent of the bank. The line of credit expires on January 28, 1999. As of June 30, 1998, the Company was in compliance with all convenants under the agreement.

        The Company believes that its existing cash balances and investments, together with cash flow from operations and available lines of credit will be sufficient to meet its liquidity and capital spending requirements at least through the end of fiscal 1999. However, possible investments in or acquisitions of complementary businesses, products or technologies may require additional financing prior to such time. There can be no assurance that such additional debt or equity financing will be available when required or, if available, can be secured on terms satisfactory to the Company.

Item 8. Financial Statements and Supplementary Data


                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS AND STOCKHOLDERS
UNIPHASE CORPORATION

        We have audited the accompanying consolidated balance sheets of Uniphase Corporation as of June 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1998. Our audits also included the financial statement schedule listed in the index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Uniphase Corporation at June 30, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statements schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                              \s\ Ernst & Young LLP



San Jose, California
August 4, 1998

                              UNIPHASE CORPORATION

                      Consolidated Statements of Operations
                      (In thousands, except per share data)

                                              Years Ended June 30,
                                         --------------------------------
                                            1998       1997       1996
                                         ---------- ---------- ----------
Net sales...............................  $175,801   $106,966    $69,073
Cost of sales...........................    92,139     57,411     36,300
                                         ---------- ---------- ----------
  Gross profit                              83,662     49,555     32,773
                                         ---------- ---------- ----------
Operating expenses:
  Research and development..............    14,279      9,312      5,828
  Royalty and license...................     2,008      1,380      1,337
  Selling, general, and administrative..    40,810     22,401     15,699
  Acquired in-process research and
       development......................    99,568     33,314      4,480
                                         ---------- ---------- ----------
Total operating expenses................   156,665     66,407     27,344
                                         ---------- ---------- ----------
Income (loss) from operations...........   (73,003)   (16,852)     5,429
Interest income.........................     2,964      3,985      1,570
Interest expense........................       (69)      (421)       (79)
Other income (expense), net.............       356       (134)       (92)
                                         ---------- ---------- ----------
  Income (loss) before income taxes.....   (69,752)   (13,422)     6,828
Income tax expense......................    11,360      5,432      4,036
                                         ---------- ---------- ----------
Net income (loss).......................  ($81,112)  ($18,854)    $2,792
                                         ========== ========== ==========

Basic earnings (loss) per share.........    ($2.34)    ($0.57)     $0.11
                                         ========== ========== ==========

Dilutive earnings (loss) per share......    ($2.34)    ($0.57)     $0.10
                                         ========== ========== ==========

Shares used in per share calculation:
   Basic................................    34,723     32,964     24,832
                                         ========== ========== ==========

   Dilutive.............................    34,723     32,964     27,154
                                         ========== ========== ==========

        See accompanying notes to consolidated financial statements.

                              UNIPHASE CORPORATION

                           Consolidated Balance Sheets
                   (In thousands, except share and per share data)

                                                             June 30,
                                                        -------------------
                                                          1998      1997
                                                        --------- ---------
                             Assets
Current assets:
   Cash and cash equivalents.........................    $39,801   $29,186
   Short-term investments............................     54,831    52,009
   Accounts receivable, less allowances for
     doubtful accounts of $550 at June 30, 1998
     and $1,877 at June 30, 1997.....................     40,413    20,317
   Inventories.......................................     20,809    18,668
   Refundable income taxes...........................      2,219     6,010
   Deferred income taxes.............................      4,321     5,882
   Other current assets..............................      2,631     1,643
                                                        --------- ---------
      Total current assets...........................    165,025   133,715
Property, plant, and equipment, net..................     56,533    31,251
Long-term deferred income taxes......................      3,976     1,581
Intangible assets other than goodwill................     23,364     8,902
Intangible assets....................................     20,315     2,067
Other assets.........................................        130        63
                                                        --------- ---------
      Total assets...................................   $269,343  $177,579
                                                        ========= =========

                  Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of notes payable..................     $  --     $6,061
   Accounts payable..................................     14,856     4,781
   Accrued payroll and related expenses..............      7,793     4,528
   Income taxes payable..............................      7,697     5,049
   Other accrued expenses............................     15,430     4,908
                                                        --------- ---------
      Total current liabilities......................     45,776    25,327

Accrued pension and other employee benefits..........      4,835     2,392
Other non-current liabilities........................        831        83

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $0.001 par value:
      Authorized shares - 1,000,000
      Issued and outstanding shares - 100,000 at
      June 30, 1998 and none at June 30, 1997........        --        --
   Common stock, $0.001 par value
      Authorized shares - 50,000,000
      Issued and outstanding shares - 38,190,456 at
      June 30, 1998 and 33,843,934 at June 30, 1997..         38        34
   Additional paid-in capital........................    307,409   156,864
   Accumulated deficit...............................    (88,216)   (7,104)
   Other stockerholders' equity......................     (1,330)      (17)
                                                        --------- ---------
      Total stockholders' equity.....................    217,901   149,777
                                                        --------- ---------
      Total liabilities and stockholders' equity.....   $269,343  $177,579
                                                        ========= =========

       See accompanying notes to consolidated financial statements.

                              UNIPHASE CORPORATION

                    Consolidated Statements of Stockholders' Equity
                                      (In thousands)


                                         Preferred Stock     Common Stock     Additional  Retained     Other
                                       ------------------- ------------------  Paid-in    Earnings  Stockholders'
                                        Shares    Amount    Shares    Amount   Capital   (Deficit)     Equity      Total
                                       --------- --------- --------- -------- ---------- ---------- ------------ ---------
Balance at June 30, 1995.............       --      $ --     19,032      $20    $15,741     $8,958          $89   $24,808
  Shares issued under
     employee stock plans
     and related tax benefits........       --        --      1,252      --       4,703        --          --       4,703
  Common stock issued upon
     public offering,
     net of issuance costs...........       --        --     10,580       10    105,519        --          --     105,529
  Common stock issued to KLA-
     Tencor, net of issuance costs...       --        --      1,332        2     12,281        --          --      12,283
  Stock compensation.................       --        --       --        --       3,000        --          --       3,000
  Amortization of deferred
     compensation....................       --        --       --        --          94        --          --          94
  Net income.........................       --        --       --        --        --        2,792         --       2,792
  Net unrealized loss on
     securities available-for-sale...       --        --       --        --        --          --           (18)      (18)
  Foreign currency
     translation adjustment..........       --        --       --        --        --          --            14        14
                                       --------- --------- --------- -------- ---------- ---------- ------------ ---------
Balance at June 30, 1996.............       --        --     32,196       32    141,338     11,750           85   153,205
  Shares issued under
     employee stock plans
     and related tax benefits........       --        --      1,648        2     14,655        --          --      14,657
  Amortization of deferred
     compensation....................       --        --       --        --         871        --          --         871
  Net loss...........................       --        --       --        --        --      (18,854)        --     (18,854)
  Net unrealized gain on
     securities available-for-sale...       --        --       --        --        --          --            29        29
  Foreign currency
     translation adjustment..........       --        --       --        --        --          --          (131)     (131)
                                       --------- --------- --------- -------- ---------- ---------- ------------ ---------
Balance at June 30, 1997.............       --        --     33,844       34    156,864     (7,104)         (17)  149,777
  Shares issued under
     employee stock plans
     and related tax benefits........       --        --      1,086        1     11,273        --          --      11,274
  Preferred and common stock
     issued to Philips, net
     of issuance costs...............       100       --      3,260        3    131,341        --          --     131,344
  Amortization of deferred
     compensation....................       --        --       --        --       1,051        --          --       1,051
  Stock Compensation.................       --        --       --        --       6,880        --          --       6,880
  Net loss...........................       --        --       --        --        --      (81,112)        --     (81,112)
  Net unrealized gain on
     securities available-for-sale...       --        --       --        --        --          --            43        43
  Foreign currency
     translation adjustment..........       --        --       --        --        --          --        (1,356)   (1,356)
                                       --------- --------- --------- -------- ---------- ---------- ------------ ---------
Balance at June 30, 1998.............       100     $ --     38,190      $38   $307,409   ($88,216)     ($1,330) $217,901
                                       ========= ========= ========= ======== ========== ========== ============ =========

See accompanying notes to consolidated financial statements.

                              UNIPHASE CORPORATION

                    Consolidated Statements of Cash Flows
                                (In thousands)

                                                          Years Ended June 30,
                                                    -----------------------------
                                                      1998      1997      1996
                                                    --------- --------- ---------
Operating activities
  Net income (loss)................................ ($81,112) ($18,854)   $2,792
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
       Depreciation expense........................    6,112     3,079     1,582
       Amortization expense........................    4,002     1,617       499
       Acquired in-process research and
         development...............................   99,568    33,314     4,480
       Stock compensation expense..................    6,880       871     3,094
       Write-off of property, equipment and
         intangible assets.........................    3,605     1,977        --
       Decrease in deferred income taxes, net......     (834)   (1,591)   (1,040)
  Changes in operating assets and liabilities:
       Accounts receivable.........................  (12,323)    1,883    (6,432)
       Inventories.................................    2,374    (5,169)   (4,087)
       Refundable income taxes.....................    3,791    (1,450)       --
       Other current assets........................     (988)      721       (90)
       Income taxes payable........................    9,042     2,652       587
       Accounts payable, accrued liabilities,
          and other accrued expenses...............    9,902     2,417     6,375
                                                    --------- --------- ---------
Net cash provided by operating activities..........   50,019    21,467     7,760
                                                    --------- --------- ---------
Investing activities
  Purchase of available-for-sale investments....... (187,246)  (97,959)  (74,326)
  Sale of available-for-sale investments...........  184,467   107,258    17,726
  Acquisition of Uniphase Netherlands B.V..........   (4,100)      --        --
  Acquisition of Uniphase Fiber Components
      Ltd. Pty, net of cash acquired...............   (6,696)      --        --
  Acquisition of net assets of Laser Enterprise....      --    (45,900)      --
  Acquisition of UTP Fibreoptics and remaining
     interest in I.E. Optomech Ltd.................      --        --     (9,387)
  Acquisition of licenses..........................     (550)      --        --
  Purchase of property, plant and equipment........  (24,031)  (12,048)  (17,561)
  Decrease (increase) in other assets..............      (67)      (11)       91
                                                    --------- --------- ---------
Net cash used in investing activities..............  (38,223)  (48,660)  (83,457)
                                                    --------- --------- ---------
Financing activities
  Repayment of notes payable and lease obligations.   (6,061)     (548)     (297)
  Issuance of notes payable........................      --        --      6,061
  Proceeds from issuance of common stock other
    than in the public offerings...................    4,880     4,464     1,704
  Proceeds from offering of stock..................      --        --    117,812
                                                    --------- --------- ---------
Net cash provided by (used in) financing
   activities......................................    (1,181)    3,916   125,280
                                                    --------- --------- ---------
Increase (decrease) in cash and cash equivalents...   10,615   (23,277)   49,583
Cash and cash equivalents at beginning of period...   29,186    52,463     2,880
                                                    --------- --------- ---------
Cash and cash equivalents at end of period.........  $39,801   $29,186   $52,463
                                                    ========= ========= =========

See accompanying notes to consolidated financial statements.

                              UNIPHASE CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1   BUSINESS ACTIVITIES and SUMMARY of SIGNIFICANT ACCOUNTING POLICIES

        Business Activities

        Uniphase Corporation (the "Company" or "Uniphase") designs, develops, manufactures and markets components and modules for fiber optic telecommunications and cable television (CATV) systems, laser subsystems, and laser-based semiconductor wafer defect examination and analysis equipment. The Company's telecommunications and CATV divisions design, develop, manufacture and market semiconductor lasers, high-speed external modulators and transmitters for fiber optic networks in the telecommunications and CATV industries. The Company's Laser Division designs, develops, manufactures and markets laser subsystems for a broad range of OEM applications which include biotechnology, industrial process control and measurement, graphics and printing, and semiconductor equipment. The Company's Ultrapointe subsidiary designs, develops, manufactures and markets advanced laser-based systems for semiconductor wafer defect examination and analysis. The Company entered the telecommunications market in May 1995. Currently, the Company's portfolio of telecommunications products include those produced by Uniphase Telecommunications Products ("UTP"), UTP Fibreoptics ("UFP"), Uniphase Laser Enterprise ("ULE"), Uniphase Network Components ("UNC"), Uniphase Fiber Components ("UFC") and Uniphase Netherlands ("UNBV").


        Basis of Presentation

        The consolidated financial statements include Uniphase and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.


        Cash, Cash Equivalents and Short-term Investments

        Uniphase considers all liquid investments with maturities of ninety days or less when purchased to be cash equivalents. The Company's short-term investments have maturities of greater than ninety days. The Company's securities are classified as available-for-sale and are recorded at fair value. Fair value is based upon market prices quoted on the last day of the fiscal year. The cost of debt securities sold is based on the specific identification method. Unrealized gains and losses are reported as a separate component of stockholders' equity. Gross realized gains and losses are included in interest income and have not been material. The Company's investments consist of the following:



                                                Gross       Gross    Estimated
                                  Amortized  Unrealized  Unrealized    Fair
                                     Cost       Gains      Losses      Value
                                  ---------- ----------- ----------- ---------
                                               (in thousands)
JUNE 30, 1998:
  Floating rate bonds...........     $9,740    $   --      $   --      $9,740
  Municipal bonds...............     60,216          64          10    60,270
  Auction instruments...........      6,101        --          --       6,101
  Money market instruments......      5,851        --          --       5,851
                                  ---------- ----------- ----------- ---------
                                    $81,908         $64         $10   $81,962
                                  ========== =========== =========== =========

JUNE 30, 1997:
  Floating rate bonds...........    $14,122    $   --      $   --     $14,122
  Municipal bonds...............     42,008          38          27    42,019
  Auction instruments...........      4,702        --          --       4,702
  Money market instruments......      3,896        --          --       3,896
                                  ---------- ----------- ----------- ---------
                                    $64,728         $38         $27   $64,739
                                  ========== =========== =========== =========

The following is a summary of contractual maturities of the Company's investments:

JUNE 30, 1998:
                                                                     Estimated
                                                          Amortized    Fair
                                                            Cost       Value
                                                         ----------- ---------
                                                           (in thousands)
Money market funds.....................................      $5,851    $5,851
Amounts maturing within one year.......................      56,996    57,047
Amounts maturing after one year, within five years.....      19,061    19,064
                                                         ----------- ---------
                                                            $81,908   $81,962
                                                         =========== =========


        Fair Value of Financial Instruments

        The Company has determined the estimated fair value of financial instruments. The amounts reported for cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable, notes payable and accrued expenses approximate the fair value due to their short maturities. Investment securities and foreign currency exchange contracts are reported at their estimated fair value based on quoted market prices of comparable instruments.

        Inventories

        Inventories are valued at the lower of cost (first-in, first-out method) or market. The components of inventory consist of the following:

                                                    June 30,
                                             -----------------------
                                                1998        1997
                                             ----------- -----------
                                                (in thousands)
Finished goods...........................        $6,893      $2,324
Work in process..........................        11,302      10,468
Raw materials and purchased parts........         2,614       5,876
                                             ----------- -----------
                                                $20,809     $18,668
                                             =========== ===========

        Property, Plant and Equipment

        Property, plant and equipment are stated at cost. Depreciation is computed by the straight-line method over the following estimated useful lives of the assets: building and improvements, 5 to 40 years; machinery and equipment, 2 to 5 years; furniture, fixtures, and office equipment, 5 years. Leasehold improvements are amortized by the straight-line method over the shorter of the estimated useful lives of the assets or the term of the lease. The components of property, plant and equipment are as follows:

                                                    June 30,
                                             -----------------------
                                                1998        1997
                                             ----------- -----------
                                                (in thousands)
Land.....................................        $4,868      $4,868
Building and improvements................         8,772       8,556
Machinery and equipment..................        36,566      21,839
Furniture, fixtures and office
  equipment..............................         6,915       4,882
Leasehold improvements...................         4,871       2,114
Construction in progress.................        12,162         722
                                             ----------- -----------
                                                 74,154      42,981
Less: accumulated depreciation and
  amortization...........................       (17,621)    (11,730)
                                             ----------- -----------
                                                $56,533     $31,251
                                             =========== ===========

        Goodwill and Other Intangible Assets

        Intangible assets primarily represent acquired developed technology and the excess acquisition cost over the fair value of tangible and intangible net assets of businesses acquired (goodwill). Intangible assets are being amortized using the straight-line method over estimated useful lives ranging from 3 to 7 years. Accumulated amortization of intangible assets at June 30, 1998 and 1997 was $3,161,000 and $696,000, respectively.

        Long-lived assets are reviewed whenever indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the related asset carrying amount. At June 30, 1997 intangible assets included the excess of the investment in UFP over the fair market of the net assets acquired of approximately $4.3 million. The intangible assets were reviewed during the fourth quarter of 1998 following the Company's acquisition of UNBV. This review indicated that the UFP intangible assets were impaired, as determined based on the projected cash flows from UFP over the next three years. The cash flow projections take into effect the net sales and expenses expected from UFP products, as well as maintaining its current manufacturing capabilities. Consequently, the carrying value of the UFP goodwill and other long-lived assets totaling $2.2 million and $1.4 million, respectively, were written off as a component of operating expenses during fiscal 1998.

        At June 30, 1996, intangible assets included the excess of the investment in I.E. Optomech ("Optomech") over the fair market value of the net assets acquired of approximately $527,000. The intangible asset was reviewed during the third quarter of 1997 in light of the Company's acquisition of ULE and the resultant closure of Optomech. This review indicated that the Optomech intangible asset was impaired, as determined based on projected cash flows from Optomech over the remaining amortization period. The cash flow projections take into effect the change in strategic focus by the Company for semiconductor laser-based applications due to the acquisition of ULE, the costs and expected benefit from Optomech products prospectively, and management's intention to cease capital funding at Optomech. Consequently, the carrying value of the Optomech intangible assets totaling $477,000 was written off as a component of operating expenses during fiscal 1997.

        Concentration of Credit Risk

        Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments and trade receivables. The Company places its cash equivalents and short-term investments with high credit-quality financial institutions. The Company invests its excess cash primarily in auction and money market instruments, and municipal and floating rate bonds. The Company has established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity. The Company sells primarily to customers involved in the application of laser technology, the manufacture of semiconductors, or the manufacture of telecommunications equipment products. The Company performs ongoing credit evaluations of its customers and does not require collateral. The Company provides reserves for potential credit losses, however such losses and yearly provisions have not been significant and have been within management's expectations.

        Foreign Currency Translation and Exchange Contracts

        The Company's international subsidiaries use their local currency as their functional currency. Assets and liabilities denominated in foreign currencies are translated using the exchange rate on the balance sheet dates. Net sales and expenses are translated using average rates of exchange prevailing during the year. The translation adjustment resulting from this process is shown separately as a component of other stockholders' equity. Foreign currency transaction gains and losses are not material and are included in the determination of net income.

        During fiscal 1998, the Company entered into forward foreign currency option contracts to hedge certain balance sheet accounts denominated in Swiss Francs, Dutch Guilders, and German Marks. As of June 30, 1998, the Company had foreign currency option contracts outstanding in Swiss Francs, Dutch Guilders and German Marks for approximately $2.4 million, $4.0 million and $600,000, respectively. These foreign currency contracts expire on various dates in the first quarter of fiscal 1999. The difference between the fair value and the amortized contract value on foreign currency exchange contracts is immaterial.

        While the contract amounts provide one measure of the volume of the transactions outstanding at June 30, 1998 they do not represent the amount of the Company's exposure to credit risk. The Company's exposure to credit risk (arising from the possible inability of the counterparts to meet the terms of their contracts) is generally limited to the amount, if any, by which the counterparts' obligations exceed the obligations of the Company.

        Revenue Recognition

        The Company recognizes revenue generally at the time of shipment. Revenue on the shipment of evaluation units is deferred until customer acceptance. The Company provides for the estimated cost to repair products under warranty at the time of sale.

        Earnings (loss) per Share

        In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 128, "Earnings per Share". Statement
No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. The Company's diluted earnings per share are very similar to the previously reported primary earnings per share. All earnings per share amounts for all prior periods presented, where necessary, have been restated to conform to the Statement 128 requirements and to reflect the 100% stock dividend discussed in Note 8 to these consolidated financial statements. As the Company incurred a loss in fiscal 1998 and 1997, the effect of dilutive securities totaling 2,824,000 and 2,695,000 equivalent shares, respectively, have been excluded from the 1998 and 1997 computation as they are antidilutive. Dilutive securities exclude the conversion of Series A Preferred Stock until the removal of all contingencies attributable to their conversion is assured beyond a reasonable doubt.

        The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

                                              Years Ended June 30,
                                         --------------------------------
                                            1998       1997       1996
                                         ---------- ---------- ----------

Denominator for basic earnings (loss)
   per share-weighted average shares....    34,723     32,964     24,832
Effect of dilutive securities:
   Stock options outstanding............       --         --       2,322
                                         ---------- ---------- ----------
Denominator for diluted earnings
   (loss) per share.....................    34,723     32,964     27,154
                                         ========== ========== ==========

Net income (loss).......................  ($81,112)  ($18,854)    $2,792
                                         ========== ========== ==========

Basic earnings (loss) per share.........    ($2.34)    ($0.57)     $0.11
                                         ========== ========== ==========

Dilutive earnings (loss) per share......    ($2.34)    ($0.57)     $0.10
                                         ========== ========== ==========

        Stock-based Compensation

        In accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," the Company records and amortizes, over the related vesting periods, deferred compensation representing the difference between the price per share of stock issued or the exercise price of stock options granted and the fair value of the Company's common stock at the time of issuance or grant. Stock compensation costs are immediately recognized to the extent the exercise price is below the fair value on the date of grant and no future vesting criteria exist.

        Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.


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

        In 1998, the Statement of Financial Accounting Standards No. 132 ("SFAS 132"), "Employers' Disclosures about Pensions and Other
Postretirement Benefits" was issued and is effective for fiscal years commencing after December 15, 1997.

        The Company is required to adopt the provisions of SFAS 130, 131 and 132 in fiscal year 1999 and expects the adoption will not affect results of operations or financial position but will require either additional disclosures or modifications to previous disclosures.

        In 1998, the Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instrument and Hedging
Activities" was issued and is effective for fiscal years commencing after June 15, 1999. The effect of adopting SFAS 133 is currently being evaluated but is not expected to have a material effect on the Company's financial position or results of operations.

        Reclassification

        The Company separately classified goodwill on the Consolidated Balance Sheets and has included stock based compensation as selling, general and administrative expense on the Consolidated Statements of Operations. For comparative purposes, amounts in the prior years have been reclassified to conform to current year presentations.

NOTE 2. LINE of CREDIT

        The Company has a $5.0 million revolving bank line of credit that expires on January 28, 1999. Advances under the line of credit bear interest at the bank's prime rate (8.5% at June 30, 1998) and are secured by inventories and accounts receivable. Under the terms of the line of credit agreement, the Company is required to maintain certain minimum working capital, net worth, profitability levels and other specific financial ratios. In addition, the agreement prohibits the payment of cash dividends and contains certain restrictions on the Company's ability to borrow money or purchase assets or interests in other entities without the prior written consent of the bank. There were no borrowings under the line of credit at June 30, 1998.

NOTE 3. OTHER ACCRUED EXPENSES

The components of other accrued expenses are as follows:

                                                    June 30,
                                             -----------------------
                                                1998        1997
                                             ----------- -----------
                                                (in thousands)
Acquisition and reorganization costs.....        $8,294      $1,335
Warranty reserve.........................         1,906       1,005
Royalties payable........................           587         405
Other accrued liabilities................         4,643       2,163
                                             ----------- -----------
                                                $15,430      $4,908
                                             =========== ===========

        Acquisition and reorganization costs include the estimated amount for exiting certain Philips facilities currently occupied by UNBV over the next twelve months.


NOTE 4. INCOME TAXES

    The expense (benefit) for income taxes consists of the following:

                                         Years Ended June 30,
                                  ----------------------------------
                                     1998       1997        1996
                                  ---------- ----------- -----------
                                            (in thousands)
Federal:
 Current........................     $7,848      $4,635      $4,381
 Deferred.......................       (361)        367         (934)
                                  ---------- ----------- -----------
                                      7,487       4,268       3,447
State:
 Current........................      3,245       1,222         635
 Deferred.......................       (524)       (160)       (130)
                                  ---------- ----------- -----------
                                      2,721       1,062         505
Foreign:
 Current........................      1,152       1,166          84
 Deferred.......................        --       (1,064)         --
                                  ---------- ----------- -----------
                                      1,152         102          84
                                  ---------- ----------- -----------
  Income tax expense............    $11,360      $5,432      $4,036
                                  ========== =========== ===========

        The tax benefit associated with exercises of stock options reduced taxes currently payable by $6.2 million, $10.2 million and $3.0 million for the years ended June 30, 1998, 1997 and 1996, respectively.

    A reconciliation of the income tax expense (benefit) at the federal statutory rate to the income tax expense (benefit) at the effective tax rate is as follows:

                                         Years Ended June 30,
                                  ----------------------------------
                                     1998       1997        1996
                                  ---------- ----------- -----------
                                            (in thousands)
Income taxes (benefit) computed
  at federal statutory rate.....   ($23,716)    ($4,563)     $2,321
State taxes, net of federal
  benefit.......................      1,796         701         333
Acquired in-process research
  and development for which no
  tax benefit is currently
  recognizable..................     33,853       9,466       1,523
Realization of valuation
  allowance.....................     (1,547)         --          --
Tax exempt income...............       (527)       (502)       (213)
Other...........................      1,501         330          72
                                  ---------- ----------- -----------
  Income tax expense............    $11,360      $5,432      $4,036
                                  ========== =========== ===========


    The components of deferred taxes consist of the following:

                                                    June 30,
                                             -----------------------
                                                1998        1997
                                             ----------- -----------
                                                (in thousands)
Deferred tax assets:
 AMT and research tax credit
  carryforwards..........................        $2,813        $350
 Net operating loss carryforwards........          --         2,872
 Inventory reserve.......................         1,336         447
 Additional tax basis of intangibles.....        31,286       9,848
 Deferred compensation...................         2,637        --
 Warranty and other reserves.............           538       1,527
 Other...................................         1,430         767
                                             ----------- -----------
   Total deferred tax assets.............        40,040      15,811
 Valuation allowance.....................       (31,743)     (7,797)
                                             ----------- -----------
   Net deferred tax assets...............         8,297       8,014

Deferred tax liabilities:
 Other...................................          --           551
                                             ----------- -----------
   Total deferred tax liabilities........          --           551
                                             ----------- -----------
   Total net deferred tax assets.........        $8,297      $7,463
                                             =========== ===========


        Approximately $3.0 million of the valuation allowance at June 30, 1998 relates to tax benefits of stock option deductions, which will be credited to equity when realized. The balance of the valuation allowance relates to the additional tax basis of intangibles, which will be realized, generally, over a 15-year period. The valuation allowance reduces net deferred tax assets to amounts considered realizable in the near future based on projected future taxable income.

NOTE 5. LEASE COMMITMENTS

        The Company leases manufacturing and office space primarily in Manteca, California; Bloomfield, Connecticut; Chalfont, Pennsylvania; Witney, United Kingdom; Zurich, Switzerland; Sydney, Australia and Eindhoven, the Netherlands under operating leases expiring at various dates through December 2013 and containing certain renewal options ranging from one to four years. The Company has the option of terminating two of its lease agreements on December 25, 2003 upon six months written notification.

        Future minimum commitments for noncancelable operating leases are as follows:

                                              Operating
             Year Ending June 30,              Leases
     ----------------------------------      -----------
(in thousands)
         1999............................        $4,074
         2000............................         4,462
         2001............................         4,347
         2002............................         4,223
         2003............................         4,001
         Thereafter......................        28,140
                                             -----------
         Total minimum lease payments....       $49,247
                                             ===========

        Rental expense for operating leases for the years ended June 30, 1998, 1997, and 1996 amounted to approximately $1,207,000, $904,000 and
$685,000, respectively.

NOTE 6. RELATED PARTY TRANSACTIONS

        As discussed in Note 9, the Company acquired 100% of the capital stock of Philips Optoelectronics B.V. from Koninklijke Philips Electronics N.V. ("Philips"). Subsequent to the acquisition, Philips owns approximately 8.5% of the Company's outstanding common stock and has one seat on the Company's Board of Directors. The Company has operating leases for manufacturing facilities and site service agreements for network support and information systems at the Philips NATLAB Center in Eindhoven, the Netherlands. In addition, the Company is obligated to provide future design and development services on certain laser technology to Philips that the Company believes will be of strategic importance to Philips' existing consumer and business electronics operations. The Company is obligated to provide 15 million Dutch Guilders (approximately $7.5 million) of such services through April 2000, of which approximately 10 million Dutch Guilders is expected to be provided ratably between July 1998 and April 2000.

        Pursuant to the Philips transaction, Philips has committed to provide interim treasury, export, distribution and certain site services to the Company for its operations in the Netherlands to minimize disruptions to its business activity. Lease commitments to Philips included in Note 5 above represent 76% of total future minimum commitments for non-cancelable operating leases. Balances with related parties that are included in the consolidated financial statements are immaterial except for the following amounts with Philips:

                                                    June 30,
                                             -----------------------
                                                1998        1997
                                             ----------- -----------
                                                 (in thousands)
Accounts receivable......................        $6,805    $   --
Accounts payable.........................          $442    $   --

    These balances are expected to settle on or before December 31, 1998.


NOTE 7. PENSION and OTHER EMPLOYEE BENEFITS

        Pensions

        Through the acquisition of ULE in Switzerland, the Company assumed two foreign defined-benefit pension plans related to the employees of ULE. Benefits are based on years of service and annual compensation on retirement. Plans are funded in accordance with applicable Swiss regulations.

        The funded status of the foreign defined-benefit plans is summarized below:

                                                    June 30,
                                             -----------------------
                                                1998        1997
                                             ----------- -----------
                                                (in thousands)
Accumulated benefit obligation...........        $3,819      $3,129
                                             =========== ===========
Vested benefit obligation................        $3,819      $3,129
                                             =========== ===========

Projected benefit obligation.............       ($6,586)    ($6,448)
Fair market value of plan assets.........         4,909       4,488
Unrecognized net asset...................          (775)       --
                                             ----------- -----------
Projected benefit obligation less than
(in excess of) plan assets...............       ($2,452)    ($1,960)
                                             =========== ===========

    The components of net pension costs for 1998 and 1997 are as follows:

                                                    June 30,
                                             -----------------------
                                                1998        1997
                                             ----------- -----------
                                                (in thousands)
Service cost.............................          $626        $458
Interest cost............................           339         322
Expected return on plan assets...........          (253)       (224)
                                             ----------- -----------
Net pension expense......................          $712        $556
                                             =========== ===========

    For fiscal 1998 and 1997, the weighted average discount rates and long-term rates for compensation increases used for estimating the benefit obligations and the expected return on plan assets were as follows:

     Discount rate......................................        5.0%
     Rate of increase in compensation levels............        3.5%
     Expected long-term return on assets................        4.0%

        Plan assets of the foreign plans consist primarily of listed stocks, bonds and cash surrender value life insurance policies.

        In connection with the acquisition of UNBV, the Company agreed to continue to provide pension benefits to its qualified Holland employees through a multi-employer defined benefit pension plan sponsored by the Holland Metalworkers Union. Philips is obligated to fully fund the pension benefit obligation for all periods prior to June 9, 1998 directly to the Metalworkers Union Plan. The Company assumed a $2.0 million liability at acquisition for the projected benefit obligation in excess of assets expected to be transferred to the multi-employer plan by Philips in accordance with SFAS No.87 "Employer's Accounting for Pensions." Pension expense for fiscal 1998 under this plan was immaterial. The amount of accumulated benefits and net assets of the multi-employer plan is not currently available to the Company.

        Other Employee and Postemployment Benefits

        Uniphase has an employee 401(k) salary deferral plan, covering all domestic employees. Employees may make contributions by withholding a percentage of their salary up to $10,000 per year. Company contributions consist of $.25 per dollar contributed by the employees with at least six months of service. Company contributions were approximately $426,000, $309,000 and $215,000 for the years ended June 30, 1998, 1997, and 1996, respectively.


NOTE 8. STOCKHOLDERS' EQUITY

        Preferred Stock

        In connection with the acquisition of UNBV, the Company issued 100,000 shares of non-voting, non-cumulative Series A Preferred Stock to Philips having a par value of $.001 per share. The Series A Preferred Stock is convertible into additional shares of common stock based on an agreed upon formula for annual and cumulative shipments of certain products during the four-year period ending June 30, 2002. The Preferred Stock is also convertible into common stock upon the occurrence of a Redemption Event, as defined in the Series A Preferred Stock Agreement.

        In June 1998, the Company adopted a Stockholder Rights Agreement (a "Right") for stockholders of record as of July 6, 1998. Each Right will entitle stockholders to purchase 1/1000 share of the Company's Series B Preferred Stock at an exercise price of $270. The Rights only become exercisable in certain limited circumstances following the tenth day after a person or group announces acquisitions of or tender offers for 15% or more of the Company's common stock. For a limited period of time following the announcement of any such acquisition or offer, the Rights are redeemable by the Company at a price of $.01 per Right. If the Rights are not redeemed, each Right will then entitle the holder to purchase common stock having the value of twice the then-current exercise price. For a limited period of time after the exercisability of the Rights, each Right, at the discretion of the Board, may be exchanged for either 1/1000 share of the Company's Series A Preferred Stock or one share of common stock per Right. The Rights expire on June 22, 2008.

        The Board of Directors has the authority, without any further vote or action by the stockholders, to provide for the issuance of an additional 900,000 shares of Preferred Stock from time to time in one or more series with such designations, rights, preferences and limitations as the Board of Directors may determine, including the consideration received therefore, the number of shares comprising each series, dividend rates, redemption provisions, liquidation preferences, redemption fund provisions, conversion rights and voting rights, all without the approval of the holders of common stock.

        Stock Dividend

        In November 1997, the stockholders of the Company approved an increase in the number of shares of common stock authorized from 20,000,000 to 50,000,000 shares and the Company declared a 100% stock dividend. The stock dividend was paid November 12, 1997. All share and per share amounts included in the accompanying consolidated financial statements and notes thereto applicable to prior periods have been restated to reflect this stock dividend.

        Stock Option Plans

        As of June 30, 1998, Uniphase has reserved approximately 8,224,000 shares of common stock for future issuance to employees, directors and consultants under its 1984 Amended and Restated Stock Option Plan (the "1984 Option Plan"), the Amended and Restated 1993 Flexible Stock Incentive Plan (the "1993 Option Plan") and the 1996 Non-qualified Stock Option Plan ("the 1996 Option Plan"). The Board of Directors has the authority to determine the type of option and the number of shares subject to option. The exercise price is generally equal to fair value of the underlining stock at the date of grant. Options generally become exercisable over a four-year period and, if not exercised, expire from five to ten years from the date of grant. The following table summarizes option activity through June 30, 1998:

                                               Options Outstanding
                                             -----------------------
                                                          Weighted
                                    Shares                 Average
                                  Available    Number     Exercise
                                  for Grant   of shares     Price
                                  ---------- ----------- -----------
                                  (in thousands, except price per share)
Balance at June 30, 1995........        916       5,171       $2.21
Increase in authorized shares...        420        --          --
Granted.........................     (1,408)      1,408        5.98
Canceled........................        156        (492)       1.99
Exercised.......................        --       (1,058)       1.22
                                  ---------- ----------- -----------
Balance at June 30, 1996........         84       5,029        3.33
Increase in authorized shares...      2,742        --          --
Granted.........................     (2,002)      2,002       20.15
Canceled........................        236        (228)      12.44
Exercised.......................        --       (1,428)       2.69
                                  ---------- ----------- -----------
Balance at June 30, 1997........      1,060       5,375        9.41
Increase in authorized shares...      2,760        --          --
Granted.........................     (2,005)      2,005       36.93
Canceled........................        193        (193)      13.56
Exercised.......................        --         (942)       4.04
Expired.........................        (30)       --          --
                                  ---------- ----------- -----------
Balance at June 30, 1998........      1,978       6,245      $18.92
                                  ========== =========== ===========


         The following table summarizes the stock options outstanding as of June 30, 1998:

                             Options Outstanding          Options Exercisable
                      ---------------------------------- ----------------------
                                   Weighted
                                    Average
                                   Remaining   Weighted               Weighted
                                  Contractual  Average                Average
  Average Range of      Number       Life      Exercise    Number     Exercise
   Exercise Prices    Outstanding (in years)    Price    Exercisable   Price
--------------------- ----------- ----------- ---------- ----------- ----------
  $ 0.23 -   $ 1.20      731,977        4.09    $ 0.92      731,977    $ 0.92
  $ 1.94 -   $ 3.05      663,535        5.80    $ 2.70      508,195    $ 2.65
  $ 3.44 -   $ 5.88      910,438        7.71    $ 5.50      522,096    $ 5.50
  $ 7.31 -   $15.00      203,348        5.92    $ 9.83       80,475    $ 8.53
  $16.42 -   $16.42      680,000        6.68    $16.42      212,500    $16.42
  $17.00 -   $25.00      837,970        6.57    $21.72      318,604    $22.37
  $25.63 -   $31.63      624,614        6.82    $29.35       78,864    $25.63
  $32.38 -   $36.53      686,896        7.29    $34.13       56,111    $32.95
  $36.84 -   $44.75      771,000        7.63    $39.30        2,222    $44.75
  $52.75 -   $56.13      135,650        7.91    $53.64           --    $  --
                      ----------- ----------- ---------- ----------- ----------
  $ 0.23 -   $56.13    6,245,428        6.64    $18.92    2,511,044    $ 8.03
                      ===========                        ===========

Employee Stock Purchase Plans

        The Uniphase 1993 Employee Stock Purchase Plan (the "93 Purchase Plan") was adopted in October 1993, amended during fiscal 1994 and expires December, 1998. The Company has reserved 400,000 shares of common stock for issuance under the 93 Purchase Plan. The 93 Purchase Plan provides eligible employees with the opportunity to acquire an ownership interest in Uniphase through participation in a program of periodic payroll deductions applied at specific intervals to the purchase of common stock. The 93 Purchase Plan is structured as a qualified employee stock purchase plan under Section 423 of the amended Internal Revenue Code of 1986. However, the 93 Purchase Plan is not intended to be a qualified pension, profit sharing or stock bonus plan under Section 401(a) of the 1986 Code and is not subject to the provisions of the Employee Retirement Income Security Act of 1974. During fiscal 1998, employees purchased 147,835 shares of common stock under the 93 Purchase Plan and 121,539 shares are available for future issuance. The Company terminated the 93 Purchase Plan in August 1998 and cancelled any shares then remaining but unissued.

        The Uniphase 1998 Employee Stock Purchase Plan (the "98 Purchase Plan") was adopted in June 1998. The Company has reserved 1,000,000 shares of common stock for issuance under the 98 Purchase Plan. The 98 Purchase Plan, effective August 1, 1998, provides eligible employees with the opportunity to acquire an ownership interest in Uniphase through participation in a program of periodic payroll deductions applied at specific intervals to the purchase of common stock. The Purchase Plan is structured as a qualified employee stock purchase plan under Section 423 of the amended Internal Revenue Code of 1986. However, the Purchase Plan is not intended to be a qualified pension, profit sharing or stock bonus plan under Section 401(a) of the 1986 Code and is not subject to the provisions of the Employee Retirement Income Security Act of 1974. The Purchase Plan will terminate upon the earlier of August 1, 2008 or the date on which all shares available for issuance under the Purchase Plan have been sold.

Stock Based Compensation

        The Company has elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Company's financial statements.

        During fiscal 1996, the Company replaced all options to purchase UTP stock previously issued to UTP employees with options to purchase stock of the Company. The Company incurred compensation expense totaling $4.4 million in connection with such options granted which were effective May 15, 1996. Of this total $3.0 million, related to options which have vested as of the grant date, was charged to expense in the fiscal year ended June 30, 1996. The remaining $1.4 million was charged to expense over the remaining vesting period of three years. In conjunction with the acquisition of ULE in fiscal 1997, the Company issued stock options to key employees of ULE at a value that was less than the market value. The Company is recognizing compensation expense for the total value of $2.0 million over the vesting period of four years. Stock based compensation expense in fiscal 1998 was approximately $6.9 million and is included as a component of operating expenses. These options had a weighted average fair value of $42.95 per share.

        Pro forma information regarding net income and earnings per share is required by SFAS No. 123. This information is required to be determined as if the Company had accounted for its employee stock options (including shares issued under the Employee Stock Purchase Plan, collectively called "options") granted subsequent to June 30, 1995 under the fair value method of that statement. The fair value of options granted in 1998, 1997 and 1996 reported below has been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:


                                                        Employee Stock
                                     Employee            Purchase
                                  Stock Options         Plan Shares
                               --------------------   --------------------
                                1998   1997   1996     1998   1997   1996
                               ------ ------ ------   ------ ------ ------
Expected life (in years)...      5.5    5.5    5.5      0.5    0.5    0.5
Risk-free interest rate....      6.4%   6.5%   5.9%     5.9%   5.4%   5.4%
Volatility.................     0.66   0.64   0.64     0.76   0.75   0.57
Dividend yield.............        0%     0%     0%       0%     0%     0%

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. A total of approximately 2,005,000 options were granted during fiscal 1998 with exercise prices equal to the market price of the stock on the grant date. The weighted-average exercise price and weighted-average fair value of these options were $36.93 and $23.32, respectively. The weighted-average exercise price and weighted-average fair value of stock options granted during fiscal 1997 was $22.07 and $13.74 per share, respectively. The weighted average exercise price and weighted average fair value of stock options granted during fiscal 1996 was $5.98 and $4.59, respectively. The weighted average fair value of shares granted under the Employee Stock Purchase Plan during 1998, 1997 and 1996 was $10.63, $7.08 and $3.35, respectively.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                                  Years Ended June 30,
                                              -----------------------------
                                                1998      1997      1996
                                              --------- --------- ---------

      Pro forma net income (loss)..........   ($95,161) ($23,070)   $1,720
      Pro forma earnings (loss) per share..     ($2.74)   ($0.70)    $0.06

        Pro forma net income represents the difference between compensation expense recognized under APB 25 and the related expense using the fair value method of SFAS No. 123 taking into account any additional tax effects of applying SFAS No. 123. The effects on pro forma disclosures of applying SFAS No. 123 are not likely to be representative of the effects on pro forma disclosures of future years. Because SFAS No. 123 is applicable only to options granted subsequent to June 30, 1995, the pro forma effect will not be fully reflected until 1999.

NOTE 9. ACQUISITIONS

Uniphase Netherlands

        On June 9, 1998, the Company acquired 100% of the capital stock of Uniphase Netherlands B.V. (formerly Philips Optoelectronics B.V.) from Philips. UNBV designs, develops, manufactures and markets high performance semiconductor lasers, photo diodes and components for telecommunications, CATV, multimedia and printing markets. The total purchase price of $135.4 million consisted of 3,259,646 shares of common stock, cash of $100,000 and $4.0 million in related acquisition costs.
The common stock is subject to restrictions from trading for twelve months from the transaction date, and Philips became the largest stockholder of record at 8.5% of the Company's common stock at the date of closing. In addition, the Company issued 100,000 shares of Series A Preferred Stock to Philips as contingent consideration worth up to 175 million Dutch Guilders (approximately $87 million). The number of shares of common stock to be issued upon conversion of this preferred stock is tied to unit shipments of certain products by UNBV during the four-year period ending June 30, 2002 and the Company's stock price at the date the contingency attributable to the unit shipments is removed. The contingent consideration is not included in the acquisition cost above, but is recorded when the aggregated unit shipment criteria are assured beyond a reasonable doubt.

        The acquisition has been accounted for by the purchase method of accounting and accordingly, the accompanying financial statements include the results of operations of UNBV subsequent to the acquisition date. The purchase price was allocated to the net assets and in-process research and development acquired. The purchased intangible assets and goodwill are being amortized in accordance with the Company's policy for intangible assets.

        To determine the value of the acquired in-process research and development, the Company considered, among other factors, the stage of development of each project, the time and efforts needed to complete each project, expected income, target markets and associated risks. Associated risks included inherent difficulties and uncertainties in completing the project and thereby achieving technical feasibility, and risks related to the viability of and potential changes in future target markets. The Company applied a discount rate of 25% in the valuation of in-process technology. This analysis resulted in a valuation of $93,000,000 for acquired in-process research and development that had not reached technological feasibility and did not have alternative future uses. Therefore, in accordance with generally accepted accounting principles, the $93,000,000 was expensed. The Company estimates that a total investment of $32,666,000 in research and development over the next three years will be required to complete the in-process research and development.

        The following unaudited pro forma summary presents the consolidated results of operations of the Company, excluding the charge for acquired in-process research and development, as if the acquisition of UNBV had occurred at the beginning of fiscal 1997 and does not purport to be indicative of what would have occurred had the acquisition been made as of the beginning of fiscal 1997 or of results which may occur in the future.


                                                        Year Ended June 30,
                                                        -------------------
(in thousands, except per share data)                     1998      1997
                                                        --------- ---------
Net sales............................................  $204,339  $131,566
Net income (loss)....................................    $7,144  ($26,004)
Earnings (loss) per share............................     $0.19    ($0.72)



    The effects of the UNBV acquisition on the 1998 consolidated statement of cash flows were as follows (in thousands):

Working capital (deficiency) acquired............................  ($1,155)
Property, plant and equipment....................................    7,084
Intangibles......................................................   38,523
Other liabilities................................................   (2,008)
In-process research and development..............................    93,000
                                                                  ---------
Total purchase price.............................................  $135,444
                                                                  =========


Uniphase Fiber Components

        On November 26, 1997, the Company acquired 100% of the capital stock of Uniphase Fiber Components Pty Ltd. (formerly INDX Pty Ltd.) and obtained certain licensing rights from Australia Photonics Pty Limited
(AP). UFC designs and manufactures fiber optic reflection filters (fiber Bragg gratings) for wavelength division multiplexing (WDM) applications. The total purchase price of $6,896,000 included a cash payment of $6,496,000 to AP and acquisition expenses of $400,000.

        The acquisition has been accounted for as a purchase and accordingly, the accompanying fiscal 1998 financial statements include the results of operations of UFC subsequent to the acquisition date. The purchase price was allocated to the net assets and the in-process research and development acquired. The purchased intangible assets are being amortized over the estimated useful life of 5 years. Pro forma results of operations as if the transaction had occurred at the beginning of the year are not shown as the effect would not be material.

        To determine the value of the acquired in-process research and development, the Company considered, among other factors, the state of development of each project, the time and efforts needed to complete each project, expected income, target markets and associated risks. Associated risks included inherent difficulties and uncertainties in completing the projects and thereby achieving technical feasibility, and risks related to the viability of and potential changes in future target markets. The Company applied a discount rate of 20% in the valuation of in-process technology. This analysis resulted in a valuation of $6,568,000 for acquired in-process research and development that had not reached technological feasibility and did not have alternative future uses. Therefore, in accordance with generally accepted accounting principles, such $6,568,000 was charged to income. The Company estimates that a total investment of $1.9 million in research and development over the next year will be required to complete the in-process research and development.

    The effects of the UFC acquisition on the 1998 consolidated statement of cash flows were as follows (in thousands):


Working capital (deficiency) acquired..........................      ($344)
Property, plant and equipment..................................        279
Intangibles....................................................        193
In-process research and development............................      6,568
                                                                  ---------
Total purchase price...........................................     $6,696
                                                                  =========

Uniphase Laser Enterprise

        On March 10, 1997, the Company acquired the net assets of ULE from IBM. ULE designs and manufactures semiconductor diode laser chips used by the telecommunications industry. The total purchase price of $45,900,000 includes a cash payment of $45,000,000 to IBM and acquisition expenses of $900,000.

        The acquisition has been accounted for by the purchase method of accounting and accordingly, the accompanying financial statements include the results of operations of ULE subsequent to the acquisition date. The purchase was allocated to the net assets and in-process research and development acquired. The purchased intangible assets are being amortized over the estimated useful life of 5 years.

        To determine the value of the acquired in-process research and development, the Company considered, among other factors, the stage of development of each project, the time and efforts needed to complete each project, expected income, target markets and associated risks. Associated risks included inherent difficulties and uncertainties in completing the project and thereby achieving technical feasibility, and risks related to the viability of and potential changes in future target markets. The Company applied a discount rate of 20% in the valuation of in-process technology. This analysis resulted in a valuation of $33,314,000 for acquired in-process research and development that had not reached technological feasibility and did not have alternative future uses. Therefore, in accordance with generally accepted accounting principles, the $33,314,000 was expensed.

        The following unaudited pro forma summary presents the consolidated results of operations of the Company, excluding the charge for acquired in-process research and development, as if the acquisition of ULE had occurred at the beginning of fiscal 1996 and does not purport to be indicative of what would have occurred had the acquisition been made as of the beginning of fiscal 1996 or of results which may occur in the future.

(in thousands, except per share data)                   Year Ended June 30,
                                                        -------------------
                                                          1997      1996
                                                        --------- ---------
Net sales............................................   $123,813   $88,264
Net income...........................................    $17,159    $6,618
Earnings per share...................................      $0.52     $0.25


    The effects of the ULE acquisition on the 1997 consolidated statement of cash flows were as follows (in thousands):

Working capital acquired........................................    $8,358
Property, plant and equipment...................................     3,477
Prepaid lease and service agreements............................     1,064
Intangibles.....................................................     4,733
Other liabilities...............................................    (5,046)
In-process research and development.............................    33,314
                                                                  ---------
Total purchase price............................................   $45,900
                                                                  =========


        UTP Fibreoptics

        On May 31, 1996, the Company acquired 100% of the outstanding shares of GCA and FAS. GCA and FAS operates as UFP. UFP custom packages laser diodes, light emitting diodes ("LEDs") and photodetectors for use in fiber optic networks. The total purchase price of $9,150,000 consisted of approximately $2,589,000 cash payment, and $6,061,000 notes payable to the former stockholders and $500,000 in related acquisition costs. The principal and accumulated interest on the notes was paid in August 1997.

        The acquisition has been accounted for by the purchase method of accounting and accordingly, the accompanying financial statements include the results of operations of UFP subsequent to the acquisition date. The purchase included net assets and acquired in-process research and development of $4,827,000 at fair market value. The excess of $1,913,000 over the purchase price are being amortized over its estimated useful life of 5 years.

        The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the acquisition of UFP had occurred at the beginning of fiscal 1995 and does not purport to be indicative of what would have occurred had the acquisition been made as of the beginning of fiscal 1995 or of results which may occur in the future.


                                                                    Year
                                                                    Ended
                                                                   June 30,
(in thousands, except per share data)                               1996
                                                                  ---------
Net sales......................................................    $74,781
Net income.....................................................     $6,635
Earnings per share.............................................      $0.25


    The effects of the UFP acquisition on the 1996 consolidated statement of cash flows were as follows (in thousands):

Working capital acquired.......................................       $609
Property, plant and equipment..................................        924
Intangibles and goodwill, net
  of deferred taxes............................................      4,323
Other liabilities..............................................     (1,186)
In-process research and development............................      4,480
                                                                  ---------
Total purchase price...........................................     $9,150
                                                                  =========


NOTE 10.        GEOGRAPHIC AND INDUSTRY SEGMENT INFORMATION

        Uniphase operates in two geographic regions: the United States and Europe. The Company operates in a single industry segment - the design, manufacture and sale of laser subsystems and laser based products. The following table shows sales, operating income (loss) and other financial information by geographic region:

                                              Years Ended June 30,
                                         --------------------------------
(In thousands)                              1998       1997       1996
                                         ---------- ---------- ----------
Net sales:
  United States-domestic................  $109,429    $73,785    $52,313
  United States-export..................    47,681     20,043     13,742
  Europe................................    19,945     22,816      8,738
  Intercompany..........................    (1,254)    (9,678)    (5,720)
                                         ---------- ---------- ----------
    Total net sales.....................  $175,801   $106,966    $69,073
                                         ========== ========== ==========
Operating income (loss):
  United States.........................  ($79,283)   $12,452     $4,987
  Europe................................     6,530    (28,693)       (77)
  Eliminations..........................      (250)      (611)       519
                                         ---------- ---------- ----------
    Total operating income (loss).......  ($73,003)  ($16,852)    $5,429
                                         ========== ========== ==========
Identifiable assets:
  United States.........................  $177,100   $149,008   $168,095
  Europe................................    92,243     28,571      5,729
                                         ---------- ---------- ----------
    Total assets........................  $269,343   $177,579   $173,824
                                         ========== ========== ==========

        Intercompany transfers represent products that are transferred between geographic areas on a basis intended to reflect as nearly as possible the market value of the products. Identifiable assets are those assets of the Company that are identified with the operations of the corresponding geographic area.

        One telecommunications customer accounted for 12% of the Company's consolidated net sales in fiscal 1998. Another customer purchased both laser subsystems and Ultrapointe Systems that accounted for a combined
12% and 13% of the Company's consolidated net sales in fiscal 1998 and 1996, respectively. One other laser subsystem customer accounted for 10% and 12% of the Company's consolidated net sales in fiscal years 1997 and 1996, respectively.

NOTE 11.        SUPPLEMENTAL CASH FLOW INFORMATION

        The consolidated statement of cash flows for fiscal 1998 excludes noncash investing activities of $131.3 million in common stock issued to Philips. Net cash provided by operating activities reflects cash payments for interest and income taxes as follows:

                                                          Years Ended June 30,
                                                    -----------------------------
                                                      1998      1997      1996
                                                    --------- --------- ---------
                                                             (in thousands)
Cash payments for:
     Interest......................................      $69      $217       $43
     Income taxes..................................   $2,318    $2,262    $1,107


Note 12.        SUBSEQUENT EVENT (UNAUDITED)

        In August 1998, the Company acquired certain assets of Chassis Engineering Inc. ("Chassis") for $70,000 in cash and convertible debt of $2.73 million. Chassis designs, develops, markets and manufactures packaging solutions for fiber optic and other high performance components. The convertible debt is composed of a $1.93 million demand obligation and two performance-based instruments totaling $800,000 that become due upon achieving certain milestones over the ensuing 9 to 18 months. The convertible debt bears interest at 5.48% and principal can be exchanged for newly issued shares of Uniphase common stock at a price of $55.083 per share. The convertible debt is secured by a letter of credit issued against the Company's unused revolving bank line of credit

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.


                                    PART III

Item 10.Directors, Executive Officers and Other Officers of the
Registrant

        The information required by this Item is included in the Proposal
One: Elections of Directors, Directors and Executive Officers, and
Section 16(a) Beneficial Ownership Reporting Compliance sections of the Company's Proxy Statement to be filed in connection with the Company's 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.Executive Compensation

        The information required by this Item is included in the Executive Compensation and Related Information sections of the Company's Proxy Statement to be filed in connection with the Company's 1998 Annual
Meeting of Stockholders and is incorporated herein by reference.

Item 12.Security Ownership of Certain Beneficial Owners and Management

        The information required by this Item is included in the Security Ownership of Certain Beneficial Owners and Management section of the Company's Proxy Statement to be filed in connection with the Company's 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.Certain Relationships and Related Transactions

        The information required by this Item is included in the Compensation Committee Interlocks and Insider Participation and Certain Transactions sections of the Company's Proxy Statement to be filed in connection with the Company's 1998 Annual Meeting of Stockholders and is incorporated herein by reference.


                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

        (a)(1)  Financial Statements

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Consolidated Statements of Operations -- Years ended June 30,
  1998, 1997 and 1996.........................................

Consolidated Balance Sheets -- June 30, 1998 and 1997.........

Consolidated Statements of Stockholders' Equity -- Years ended
  June 30, 1998, 1997 and 1996................................

Consolidated Statements of Cash Flows -- Years ended June 30,
  1998, 1997 and 1996.........................................

Notes to Consolidated Financial Statements....................

Report of Ernst & Young LLP, Independent Auditors.............


        (a)(2)  Financial Statement Schedules

        The following financial statement schedules is filed as part of this annual report. All other financial statement schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Company's consolidated financial statements set forth in Item 8 of this Form 10-K and the notes thereto.

                                   UNIPHASE CORPORATION
                      SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                   Balance   Charged                         Balance
                                     at     to Costs  Charged to                at
                                  Beginning    and       Other    Deduction   End of
           Description            of Period Expenses  Accounts(2)    (1)      Period
--------------------------------- --------- --------- ----------- --------- ----------
                                                      (In thousands)

Year ended June 30, 1998:

  Allowance for doubtful accounts.  $1,877      $118        $386    $1,831       $550


Year ended June 30, 1997:

  Allowance for doubtful accounts.    $285      $582      $1,083       $73     $1,877


Year ended June 30, 1996:

  Allowance for doubtful accounts.    $164      $139       $ --        $18       $285


(1) Charges for uncollectible accounts, net of recoveries.

(2) Allowance assumed through the acquisition of UNBV and UFC in fiscal 1998 and ULE in fiscal 1997.


        (a)(3)  Exhibits

        The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as a part of this annual report.

        (b)     Reports on Form 8-K

        The Company filed reports on Form 8-K on June 24, 1998, Form 8-K/A on August 24, 1998 and Amendment 1 to Form 8-K/A Amendment 1 on August 25, 1998 reporting the purchase of UNBV and including the audited financial statements of Philips Optoelectronics, B.V., a division of Koninklijke Philips Electronics, N.V. in accordance with Rule 3.05 of Regulation S-X and the pro forma financial information required by Article 11 of Regulation S-X.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 28, 1998                  UNIPHASE CORPORATION

                                          By:    /s/ KEVIN N. KALKHOVEN
                                                 -----------------------
                                                     Kevin N. Kalkhoven
                                                Chairman and Chief Executive

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kevin N. Kalkhoven and Anthony R. Muller, and each of them, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                        Title                     Date
-----------------------------  -----------------------------  ------------------
  /s/ KEVIN N. KALKHOVEN       Chairman and Chief Executive   September 28, 1998
-----------------------------  Officer (Principal Executive
  Kevin N. Kalkhoven           Officer)


  /s/ ANTHONY R. MULLER        Senior Vice President,         September 28, 1998
-----------------------------  Chief Financial
  Anthony R. Muller            Officer and Secretary
                               (Principal Financial and
                               Accounting Officer)


  /s/ ROBERT C. FINK           Director                       September 28, 1998
-----------------------------
  Robert C. Fink


                               Director                       September 28, 1998
-----------------------------
  Catherine P. Lego


  /s/  STEPHEN C. JOHNSON      Director                       September 28, 1998
-----------------------------
  Stephen C. Johnson


  /s/  WILSON SIBBETT, Ph.D.   Director                       September 28, 1998
-----------------------------
  Wilson Sibbett, Ph.D.


  /s/  CASIMIR S. SKRZYPCZAK   Director                       September 28, 1998
-----------------------------
  Casimir S. Skrzypczak


  /s/ PETER GUGLIELMI          Director                       September 28, 1998
-----------------------------
  Peter Guglielmi


  /s/ WILLEM HAVERKAMP         Director                       September 28, 1998
-----------------------------
  Willem Haverkamp


  /s/ Martin Kaplan            Director                       September 28, 1998
-----------------------------
  Martin Kaplan

                              UNIPHASE CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                    FOR THE FISCAL YEAR ENDED JUNE 30, 1998

   Exhibit
   Number                            Exhibit Title
-------------  ---------------------------------------------------------
2.1(13)*       Exhibit D to Purchase Agreement among Uniphase Corporation,
               International Business Machines Corporation, and Uniphase Laser
               Enterprise AG (previously filed)
3(i)(b)(1)     Amended and Restated Certificate of Incorporation.
3(i)(c)        Certificate of Amendment to Amended and Restated Certificate of
               Incorporation
3(i)(d)        Certificate of Designation
3(ii)(c)(6)    Bylaws of the Registrant, as amended.
10.1(1)        Superseding Patent License Agreement, dated June 21, 1989, between Patlex Corporation and the Registrant.
10.2(1)        Agreement, dated December 2, 1991, between Crosfield
               Electronics Limited and the Registrant.
10.3(1)        License Agreement, dated December 18, 1991, between The Regents of University of California and the Registrant.
10.4(1)        License Agreement, dated August 2, 1993, between Research
               Corporation Technologies, Inc., and the Registrant.
10.5(2)        1984 Amended and Restated Stock Plan.
10.6(2)        1993 Amended and Restated Employee Stock Purchase Plan.
10.7(1)        Patent License Agreement, dated October 29, 1993, by and
               between the Registrant and Molecular Dynamics, Inc.
10.8(4)        Loan and Security Agreement, dated January 28, 1997 between
               Bank of the West and the Registrant.
10.9(5)        Distributor Agreement, dated October 1, 1994, between Innotech
               Corporation and the Registrant.
10.10(5)       Amendment, dated July 14, 1995, to Lease, dated November 6,
               1984, between Alexander/Dorothy Scheflo and the Registrant.
10.11(5)       Nonexclusive Sublicense Agreement, dated July 14, 1995, between
               Coherent, Inc. and  the Registrant.
10.12(5)       Sublicense Agreement, dated May 26, 1995, between Stanford
               University and the  Registrant.
10.12(6)       Joint Venture Agreement, dated July 24, 1995, between Daniel
               Guillot and the Registrant.
10.13(5)       License Agreement, dated June 8, 1995, between ISOA, Inc. and the Registrant.
10.14(7)       Purchase and Sale Agreement between Registrant and
               Tasman-Sterling Associates, a California general partnership, dated January 30, 1996.
10.15(9)       Form of Agreement between Registrant and GCA Fibreoptics
               Limited for the Sale and Purchase of the entire issued shares capital of GCA Fibreoptics Limited as of May 24, 1996.
10.16(6)       Joint Venture agreement, dated July 24, 1995, between Daniel
               Guillot and the Registrant, as amended October 6, 1995.
10.17(10)      Amended and Restated 1993 Flexible Stock Incentive Plan.
10.18(11)      OEM Agreement dated July 24, 1997 by and between KLA-Tencor
               Corporation and the Registrant.
10.19(12)      Purchase Agreement amoung Uniphase Corporation, International
               Business Machines Corporation and Uniphase Laser Enterprise AG
10.20(12)      Technology License Agreement
10.21(12)      Patent License Agreement
10.22(12)      The Agreement for Exchange of Confidential Information
10.23 (16)     Master Purchase Agreement dated as of May 29, 1998, by and among Koninklijke Philips Electronics N.V., Uniphase
               Corporation, Uniphase Opto Holdings, Inc., and Uniphase
               International C.V.
10.24(16)      Stockholder Agreement dated as of June 9, 1998, by and between
               Uniphase Corporation. and Koninklijke Philips Electronics N.V.
10.25(16)      Certificate of Designation of the Series A Preferred Stock
               dated as of May 29, 1998, executed by Uniphase Corporation.
10.26(16)      Series A Preferred Conversion and Redemption Agreement dated as of June 9, 1998, by and between Uniphase Corporation and
               Koninklijke Philips Electronics N.V.*
10.27(16)      Asset Sale Agreement (U.S. Intangible Assets) dated as of June
               9, 1998, by and between Uniphase Corporation and Koninklijke
               Philips Electronics N.V.
10.28(16)      Asset Sale Agreement (Foreign Intangible Assets) dated as of
               June 9, 1998, by and between Uniphase Corporation and
               Koninklijke Philips Electronics N.V.
10.29(16)      Lease dated as of June 9, 1998 between Uniphase Netherlands
               B.V. and Nederlandse Philips Bedrijven B.V.
10.30(16)      Lease dated as of June 9, 1998 between Uniphase Netherlands
               B.V. and Nederlandse Philips Bedrijven B.V.
10.31(16)      Site Services Agreement dated as of June 9, 1998 between
               Uniphase Netherlands B.V. and Nederlandse Philips Bedrijven B.V.
10.32          1998 Employee Stock Purchase Plan
21.1           Subsidiaries of the Registrant
23.1           Consent of Ernst & Young LLP, independent auditors
24.1           Powers of Attorney
27.1           Financial Data Schedule for the Years Ended June 30, 1998,
               1997 and 1996.
27.2           Financial Data Schedule for the Quarters Ended September 30,
               and December 31, 1997.

---------------

* The SEC has granted confidential treatment for certain portions of this exhibit.


(1) Incorporated by reference to the exhibits filed with the Registrant's registration statement on Form S-1, file number
     33-68790, which was declared effective November 17, 1993.

(2) Incorporated by reference to the exhibits filed with the Registrant's registration statement on Form S-8, file number
     33-74716 filed with the Securities and Exchange Commission on February 1, 1994.

(5) Incorporated by reference to the exhibits filed with the Registrant's annual report on Form 10- K for the period ended June 30, 1994.

(6) Incorporated by reference to the exhibits filed with the Registrant's quarterly report on Form 10-Q for the period ended December 31, 1996 as filed on February 14, 1997.

(7) Incorporated by reference to the exhibit filed with the Registrant's annual report on form 10- K for the period ended June 30, 1995.

(8) Incorporated by reference to exhibits filed with the Registrant's quarterly report on Form 10- Q for the period ended December 31, 1995.

(9) Incorporated by reference to the exhibit to the Company's current report on Form 8-K filed February 22, 1996.

(10) Incorporated by reference to the exhibit to the Company's form S-3/A filed June 7, 1996.

(11) Incorporated by reference to the exhibit to the Company's
     Post-Effective Amendment No. 1 to Registration Statement on Form S-3 filed June 20, 1996.

(12) Incorporated by reference to exhibits filed with the Registrant's registration statement on form S-8, file number 33-31722 filed with the Securities and Exchange Commission on February 27, 1996.


(13) Incorporated by reference to exhibits filed with Registrant's registration statement on form S-3A, Amendment No. 2, file number 333-27931 filed with the Securities and Exchange Commission on August 12, 1997. Confidential treatment has been requested with respect to certain portions.

(14) Incorporated by reference to the exhibit to the Company's current Report on Form 8-K filed March 25, 1997.

(15) Incorporated by reference to the exhibit to the Company's Report on Form 8-K/A filed October 6, 1997.

(16) Incorporated by reference to the exhibit to the Company's current Report on Form 8-K filed June 24, 1998.