Form 10-Q
period 1998-09-30
UNIPHASE CORP /CA/
filed 1998-11-13
CIK 912093

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 9, 1998.

    Common Stock $.001 par value                                38,737,885
               Class                                        Number of Shares

PART I--FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                              UNIPHASE CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (In thousands, except per share data)

                                         Three Months Ended
                                            September 30,
                                        -------------------
                                        1998      1997
                                        --------- ---------
Net sales..............................  $54,196   $38,473
Cost of sales..........................   27,375    19,954
                                        --------- ---------
  Gross profit.........................   26,821    18,519
                                        --------- ---------

Operating expenses:
  Research and development.............    5,382     2,886
  Royalty and license..................      428       485
  Selling, general and administrative..    7,521     6,293

                                        --------- ---------
Total operating expenses...............   13,331     9,664
                                        --------- ---------
Income (loss) from operations..........   13,490     8,855
Interest and other income, net.........      895       762
                                        --------- ---------
  Income (loss) before income taxes....   14,385     9,617
Income tax expense.....................    4,675     3,414
                                        --------- ---------
Net income (loss)......................   $9,710    $6,203
                                        ========= =========

Basic earnings (loss) per share........    $0.25     $0.18
                                        ========= =========

Dilutive earnings (loss) per share.....    $0.24     $0.17
                                        ========= =========

Weighted average common shares
  Outstanding..........................   38,382    34,368

Dilutive effect of stock options
  Outstanding..........................    2,912     2,652
                                        --------- ---------
Weighted average common shares
  Outstanding, assuming dilution.......   41,294    37,020
                                        ========= =========

   See accompanying notes.

                              UNIPHASE CORPORATION

                           Consolidated Balance Sheets
                   (In thousands, except share and per share data)

                                                      September 30, June 30,
                                                      1998          1998
                                                      ------------  ------------
                                                      (unaudited)
                             Assets
Current assets:
   Cash and cash equivalents.........................     $30,029       $39,801
   Short-term investments............................      75,627        54,831
   Accounts receivable, less allowances for returns
     and doubtful accounts of $684 at September 30,
     1998 and $550 at June 30, 1998..................      38,516        40,413
   Inventories.......................................      22,988        20,809
   Deferred income taxes.............................       4,321         4,321
   Other current assets..............................       3,709         4,850
                                                      ------------  ------------
      Total current assets...........................     175,190       165,025
Property, plant, and equipment, net..................      64,378        56,533
Intangible assets, including goodwill................      46,915        43,679
Long-term deferred income taxes and other assets.....       4,221         4,106
                                                      ------------  ------------
      Total assets...................................    $290,704      $269,343
                                                      ============  ============

                  Liabilities and Stockholders' Equity
Current liabilities:
   Notes payable.....................................      $1,916        $ --
   Accounts payable..................................      15,191        14,856
   Accrued payroll and related expenses..............       6,782         7,793
   Income taxes payable..............................       4,550         7,697
   Other accrued expenses............................      11,960        15,430
                                                      ------------  ------------
      Total current liabilities......................      40,399        45,776

Accrued pension and other non-current liabilities....       6,505         5,666


Commitments and contingencies

Stockholders' equity:
   Preferred stock, $0.001 par value:
      Authorized shares - 1,000,000
      Issued and outstanding shares - 100,000 at
      September 30, and June 30, 1998................      --            --
   Common stock, $0.001 par value
      Authorized shares - 50,000,000
      Issued and outstanding shares - 38,658,857
      at September 30, 1998 and 38,190,456 at
      June 30, 1998..................................          39            38
   Additional paid-in capital........................     318,142       307,409
   Accumulated deficit...............................     (78,506)      (88,216)
   Other stockerholders' equity......................       4,125        (1,330)
                                                      ------------  ------------
      Total stockholders' equity.....................     243,800       217,901
                                                      ------------  ------------
      Total liabilities and stockholders' equity.....    $290,704      $269,343
                                                      ============  ============

   See accompanying notes.

                              UNIPHASE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (In thousands)

                                                           Three Months Ended
                                                              September 30,
                                                          ----------------------
                                                          1998        1997
                                                          ----------  ----------
Operating activities
  Net income (loss)....................................      $9,710      $6,203
  Adjustments to reconcile net income to cash
    provided by operating activities:
    Depreciation expense and amortization..............       6,119       1,939
    Stock compensation expense.........................         123         262
    Change in operating assets and liabilities:
       Accounts receivable.............................       1,897      (4,527)
       Inventories.....................................      (2,179)       (556)
       Deferred income taxes and other current assets..       1,142        (255)
       Accounts payable, accrued liabilities and
         other accrued expenses .......................      (2,586)      6,709
                                                          ----------  ----------
Net cash provided by operating activities..............      14,226       9,775
                                                          ----------  ----------
Investing activities
  Purchase of short-term investments...................     (75,617)    (24,398)
  Proceeds from sale of short-term investments.........      55,072      25,922
  Acquisition of Chassis Engineering, Inc..............        (112)        --
  Purchase of property, plant and equipment............      (8,229)     (3,667)
  Purchase of intellectual property....................         --         (500)
  Increase in other assets.............................        (116)        (59)
                                                          ----------  ----------
Net cash used in investing activities..................     (29,002)     (2,702)
                                                          ----------  ----------
Financing activities
  Repayment of notes payable...........................         --       (6,061)
  Proceeds from issuance of common stock under
        stock option and stock purchase plans..........       5,004       2,272
                                                          ----------  ----------
Net cash provided by (used in) financing activities....       5,004      (3,789)
                                                          ----------  ----------
Increase (decrease) in cash and cash equivalents.......      (9,772)      3,284
Cash and cash equivalents at beginning of period.......      39,801      29,186
                                                          ----------  ----------
Cash and cash equivalents at end of period.............     $30,029     $32,470
                                                          ==========  ==========
SUPPLEMENTAL CASH FLOW INFORMATION
     Tax benefits from stock option and stock
        purchase plan..................................      $4,527      $4,364
     Issuance of notes payable.........................      $1,916       $--

     See accompanying notes

                              UNIPHASE CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business Activities and Basis of Presentation

        The financial information at September 30, 1998 and for the three-month period ended September 30, 1998 and 1997 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such information does not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

        The results for the three-month period ended September 30, 1998 may not be indicative of results for the fiscal year ending June 30, 1999 or any future period.

Impact of Recently Issued Accounting Standards

The Company has adopted Statement of Financial Accounting Standards
No. 130 ("SFAS 130"), "Reporting Comprehensive Income," as of the first quarter of fiscal 1999. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components, however it has no impact on the Company's net income or stockholders' equity. Comprehensive income consists of accumulated net unrealized gain on available-for-sale investments and foreign currency translation adjustments. These components of comprehensive income are included in other stockholders' equity on the accompanying consolidated balance sheets.

The components of comprehensive income, net of tax, are as follows
(in thousands):

                                               Three Months Ended
                                                 September 30,
                                               -------------------
                                                 1998      1997
                                               --------- ---------
Net income..................................     $9,710    $6,203
Change in unrealized gain on
  available-for-sale investments............        169        27
Change in foreign currency translation......      3,513        17
                                               --------- ---------
Comprehensive income........................    $13,392    $6,247
                                               ========= =========

        In 1997, the Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures About Segments of an Enterprise and Related Information" was issued. In 1998, the Statement of Financial Accounting Standards No. 132 ("SFAS 132"), "Employers' Disclosures about Pensions and Other Post-retirement Benefits" was issued. The Company is required to adopt the provisions of SFAS 131 and 132 in fiscal year 1999. These adoptions are not expected to affect results of operations or financial position but will require either additional disclosures or modifications to previous disclosures.

        In 1998, the Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities" was also issued and is effective for fiscal years commencing after June 15, 1999. The effect of adopting SFAS 133 is currently being evaluated but is not expected to have a material effect on the Company's financial position or results of operations.

Income Taxes

        The effective tax rate used for the three-month periods ended September 30, 1998 and 1997 were 32.5% and 35.5%, respectively. The decrease in the effective tax rate was primarily attributable to an increase in foreign earnings taxed at a lower rate.


Inventories

        Inventories consist of the following (in thousands):

                                                September   June 30,
                                                 30, 1998     1998
                                                ---------- ----------
Raw materials and purchased parts...........       $2,409     $2,614
Work in process.............................       15,253     11,302
Finished goods..............................        5,326      6,893
                                                ---------- ----------
                                                  $22,988    $20,809
                                                ========== ==========

Earnings per Share

        Earnings per share for fiscal 1998 has been restated to reflect the 100% stock dividend paid November 12, 1997.

Litigation and Contingencies

        Two former employees have commenced wrongful termination actions against the Company. Summary judgements and subsequent appeals in both claims have been issued. The Company believes these claims are without merit and is vigorously defending them. Even if these claims are adjudicated in favor of the plaintiffs, the Company does not believe that the ultimate resolution of these matters will have material adverse impact on the Company or its operations.

                Acquisition of Chassis Engineering Inc.

        In August 1998, the Company acquired certain assets of Chassis Engineering Inc. ("Chassis") for $70,000 in cash and convertible debt of $2.73 million. Chassis designs, develops, markets and manufactures packaging solutions for fiber optic and other high performance components. The convertible debt is composed of a discounted $1.92 million demand obligation and two performance-based instruments totaling $800,000 that become due upon achieving certain milestones over the ensuing 9 to 18 months. The convertible debt bears interest at 5.48% and the principal can be exchanged for newly issued shares of Uniphase common stock at a price of $55.083 per share. The convertible debt is secured by a letter of credit issued against the Company's unused revolving bank line of credit.

        The effects of the Chassis acquisition on the fiscal 1999 interim consolidated statement of cash flows were as follows (in thousands):


Working capital (deficiency) acquired..............      ($41)
Property and equipment.............................        25
Intangibles........................................     2,044
                                                     ---------
Net assets acquired................................    $2,028
                                                     =========

Convertible debt issued............................    $1,916
Cash paid, including transaction costs.............       112
                                                     ---------
Total purchase price...............................    $2,028
                                                     =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net Sales

        In the first quarter of fiscal 1999, ended September 30, 1998, net sales were $54.2 million, which represented a $15.7 million or 41% increase over net sales of $38.5 million reported for the first quarter of fiscal 1998. The increase in net sales reflected growth in each of the Company's major product lines except Ultrapointe. The results for the first quarter of fiscal 1999 include net sales of Uniphase Netherlands and Uniphase Fiber Components which were acquired on June 9, 1998 and November 26, 1997, respectively, in transactions accounted for as purchases. Net sales increased $5.3 million or 11% over the fourth quarter of fiscal 1998 amount of $48.9 million because of the same factors. The Company's Ultrapointe division experienced a decrease in sales during the first quarter of fiscal 1999 of approximately $3.6 million from the prior calendar quarter primarily because of a downturn in the semiconductor equipment industry. Sales of Ultrapointe systems in the second quarter of fiscal 1999 are expected to be comparable to or even below amounts achieved in the first quarter of fiscal 1999. The Company is contemplating divestiture or discontinuation of its Ultrapointe division, and either outcome would cause a cessation of future Ultrapointe sales.

        Results for the three-month period ended September 30, 1998 are not considered indicative of the results to be expected for any future period or for the entire year.

Gross Profit

In the first quarter of fiscal 1999, the Company's gross profit increased 45% to $26.8 million or 49% of net sales from $18.5 million or 48% of net sales in the same period of fiscal 1998. Gross profit increased over the first quarter of fiscal 1998 primarily due to growth in each of the Company's major telecommunications product lines. The increase in gross profit as a percent of sales over the first quarter of fiscal 1998 largely reflects improved gross margins from the Company's high volume telecommunications products and a $1.4 million reduction in excess manufacturing-related reserves, offset by the lower gross margin rates of recently acquired businesses and the effect of lower sales of the Company's Ultrapointe division.

In the first quarter of fiscal 1999, gross profit increased $5.7 million or 27% over the fourth quarter of fiscal 1998 amount of $21.1 million or 43% of net sales. The increase in gross profit as a percent of net sales reflects the aforementioned reduction of excess manufacturing-related reserves, offset by the lower gross margin rates of recently acquired businesses and the margin impact of lower sales by the Company's Ultrapointe division. Gross margin in the fourth quarter of fiscal 1998 was reduced by certain charges for the integration of Uniphase Netherlands and higher Ultrapointe inventory provisions.

There can be no assurance that the Company will be able to maintain its gross margins at current levels. In addition, reduced sales of Ultrapointe systems may continue to have an adverse effect on gross margin for the remainder of fiscal 1999. The Company expects that there will continue to be periodic fluctuations in its gross margins resulting from changes in its sales and product mix, competitive pricing pressures, higher costs resulting from new production facilities, manufacturing yields, acquisitions of businesses that may have different margins than the Company, inefficiencies associated with new product introductions, and a variety of other factors.

        Research and Development

        In the first quarter of fiscal 1999, research and development (R&D) expense was $5.4 million or 10% of net sales which represented a $2.5 million or 86% increase over R&D expense of $2.9 million or 8% of net sales in the first quarter of fiscal 1998. R&D expense increased $1.1 million or 26% over R&D expense for the fourth quarter of fiscal 1998 which represented 9% of sales. The increases in R&D expenses as a percentage of net sales over the comparison periods reflect the higher
R&D spending rates of recently acquired operations and certain internal start-ups.

The Company anticipates that R&D expense will continue to increase in amounts in future periods, although R&D expense may fluctuate as a percentage of net sales. In addition, there can be no assurance that expenditures for R&D will be successful or that improved processes or commercial products will result from these projects.

        Royalty and License

        In the first quarter of fiscal 1999, royalty and license expense was $428,000 as compared to $485,000 in the first quarter of fiscal 1998 and $377,000 in the fourth quarter of fiscal 1998.

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



        Selling, General and Administrative

        In the first quarter of fiscal 1999, selling, general and administrative (SG&A) expense was $7.5 million or 14% of net sales, which represented a $1.2 million or 20% increase over SG&A expense of $6.3 million or 16% of net sales in the first quarter of fiscal 1998. The decrease in SG&A expense as a percentage of net sales from the first quarter of the prior year is primarily due to the elimination of the former UTP headquarters, lower amortization resulting from the write-off of certain long-lived assets of UTP Fibreoptics in the fourth quarter of fiscal 1998, a reduction in certain accruals for employee benefit costs in the first quarter of fiscal 1999, and reduced marketing and overhead costs of the Ultrapointe division, partially offset by the higher SG&A expense rates of recently acquired businesses and higher amortization of intangible assets. SG&A expense decreased $13.9 million or 65% from the fourth quarter of fiscal 1998 amount of $21.5 million primarily due to certain reorganization and integration charges recorded in connection with the acquisition of Uniphase Netherlands in June 1998.

        The Company expects the amount of SG&A expenses to increase in the future, although such expenses may vary as a percentage of net sales in future periods.

        Interest and Other Income, Net

        In the first quarter of fiscal 1999, interest and other income, net was $895,000, which was comparable with interest income of $762,000 and $981,000 reported in the first and fourth quarters of fiscal 1998, respectively.

        Income Taxes

        The effective tax rate used for the first quarter of fiscal 1999 was 32.5% as compared to 35.5% used for the first quarter of fiscal 1998. The decrease in the effective tax rate was primarily attributable to an increase in foreign earnings taxed at a lower rate.


Liquidity and Capital Resources

        At September 30, 1998 the Company's combined balance of cash, cash equivalents and short-term investments was $105.7 million. The Company met its liquidity needs during the first quarter of fiscal 1999 primarily through cash generated from operating activities of $14.2 million. Cash provided by operating activities is primarily the result of net income before depreciation and amortization expense, and lower accounts receivable, offset in part by increases in inventories and decreases in accounts payable and accrued expenses.

        Cash used in investing activities was $29.0 million in the first quarter of fiscal 1999. The Company incurred capital expenditures of $8.2 million primarily in facilities improvements and equipment purchases to expand its manufacturing capacities primarily in its telecommunications product lines. The Company expects to continue to expand its worldwide manufacturing capacity, primarily for telecommunication products, by investing approximately $27.0 million in capital expenditures for the remainder of fiscal 1999.

        The Company generated $5.0 million from financing activities during the first quarter of fiscal 1999 from the exercise of stock options and the sale of stock through its employee stock purchase plan. In August
1998, the Company issued $1.9 million of promissory notes in connection with the acquisition of Chassis Engineering, Inc. (Chassis). The Company may be obligated to issue incremental notes totaling up to $800,000 based on certain performance criteria of Chassis over the next 9 to 18 months. See Notes to Consolidated Financial Statements.

        The Company has a $5.0 million revolving line of credit with a bank. There were no borrowings under the line of credit at September 30, 1998. Advances under the line of credit bear interest at the bank's prime rate (8.5% at September 30, 1998) and are unsecured. Letters of credit totaling $2.1 million have been issued for certain foreign facility leases and the notes issued for the purchase of certain assets of Chassis that are collateralized by the line of credit. Under the terms of the line of credit agreement, the Company is required to maintain certain minimum working capital, net worth, profitability levels and other specific financial ratios. In addition, the agreement prohibits the payment of cash dividends and contains certain restrictions on the Company's ability to borrow money or purchase assets or interests in other entities without the prior written consent of the bank. The line of credit expires on January 28, 1999.

        The Company believes that its existing cash balances and short-term investments, together with cash flow from operating activities and available line of credit will be sufficient to meet its liquidity and capital spending requirements at least through the end of fiscal 1999. However, possible acquisitions of businesses, products or technologies may require additional financing prior to such time. There can be no assurance that additional financing would be available when required or, if available, would be on terms satisfactory to the Company.

Risk Factors

Management of Growth

        In fiscal 1998 the Company acquired Uniphase Australia (UFC) and Uniphase Netherlands (UNL), and in August 1998 acquired certain assets of Chassis. The Company's ability to manage its growth effectively is dependent upon its ability to integrate into the Company the acquired entities' operations, products and personnel, retain key personnel of the acquired entity and to expand the Company's financial and management controls and reporting systems and procedures. There can be no assurance that the Company will be able to successfully manage such growth, and failure to do so could have a material adverse effect on the Company's business and operating results.

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

The Company's ability to forecast its quarterly operating results can be affected by factors beyond the Company's control. The Company's net sales often reflect orders shipped in the same quarter that they are received. Near the end of a particular quarter, customers may cancel orders, reschedule shipments or the Company may experience production difficulties that could delay or reduce shipments. The Company frequently ships more CATV product in the third month of each quarter than in either of the first two months of the quarter, and shipments in the third month generally are higher at the end of the month. This pattern is likely to continue. The timing of sales of the Company's Ultrapointe Systems may also result in substantial fluctuations in quarterly operating results due to the substantially higher per unit prices of these products relative to the Company's other products. As a result of the above factors, the Company's results of operations are subject to significant variability from quarter to quarter.

        The acquisition or disposition of other businesses, products or technologies may also affect the Company's operating results in any particular quarter. For example, in the second and fourth quarters of fiscal 1998, the Company incurred charges of $6.6 million and $93.0 million, respectively for acquired in-process research and development in connection with the acquisitions of UFC and UNL. In the third quarter of fiscal 1997, the Company incurred charges of $33.3 million for acquired in-process research and development in connection with the acquisition of Uniphase Laser Enterprise (ULE). In addition, the Company incurred other charges in connection with acquisitions consummated in fiscal 1998 and 1997. The Company is contemplating divestiture or discontinuation of its Ultrapointe division, and either outcome could adversely affect the Company's net income in future periods. There can be no assurance that acquisitions or dispositions of businesses, products or technologies by the Company in the future will not result in reorganization of its operations, substantial charges or other expenses that may cause fluctuations in the Company's quarterly operating results and its cash flows.

Cyclicality of Semiconductor Industry

        The Company's Ultrapointe Systems and a portion of its laser subsystems business depend upon capital expenditures by manufacturers of semiconductor devices, including manufacturers that are opening new or expanding existing fabrication facilities, which, in turn, depend upon the current and anticipated market demand for semiconductor devices and products utilizing such devices. The semiconductor industry is highly cyclical and historically has experienced periods of oversupply, resulting in significantly reduced demand for capital equipment. The semiconductor industry continues to experience a downturn and the Company expects the downturn to continue, which may lead certain of the Company's customers to delay or cancel purchase of the Company's Ultrapointe Systems. The Company is contemplating the divestiture of its Ultrapointe division or discontinuing its operations. Results of operations for fiscal 1998 include $19.3 million in sales of Ultrapointe products as compared to $15.4 million in fiscal 1997. There can be no assurance that the Company's operating results will not be materially and adversely affected should the Company divest or terminate the operations of Ultrapointe amidst the current downturn in the semiconductor industry. Furthermore, there can be no assurance that the semiconductor industry will not experience further downturns or slowdowns in the future which may materially and adversely affect the Company's business and operating results or that the current backlog of Ultrapointe products will result in actual sales or that such backlog is indicative of a meaningful trend.

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

        In the first quarter of fiscal 1999, CIENA Corporation and Nortel Networks accounted for 11% and 10% of net sales, respectively. CIENA accounted for approximately 12% of the Company's net sales for fiscal 1998. One additional customer, KLA-Tencor Corporation, purchased both laser subsystems and Ultrapointe systems and accounted for 12% of the Company's consolidated net sales in fiscal 1998. The loss or delay of orders from these or other OEM customers could have a materially adverse effect on the Company's business and operating results.
Year 2000

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

The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities ACT OF 1933 AND Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include, but are not limited to, statements regarding the Company's expectations, anticipations, hopes, beliefs, intentions or strategies regarding the future, such as statements relating to the possible divestiture or discontinuation of the Ultrapointe division, future anticipated R&D expenses of the Company, expectations as to the continual downturn of the semiconductor industry and expectations as to sales to a limited number of customers continuing to account for a high percentage of the Company's sales. Actual results could differ materially from those projected in any forward-looking statements as a result of a change in the Company's policies or current intentions, as well as a number of other factors, including those detailed in the "Risk Factors" portion as well as those set forth from time to time in the Company's Reports on Form 10-K, 10-Q and Annual Reports to Stockholders. The forward-looking statements are made as of the date hereof and the Company assumes no obligation to update the forward-looking statements, or to update the reasons why actual results could differ materially from those projected in the forward-looking statements.


PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

        Reference is made to Item 3. Legal Proceedings, in the Registrant's Annual Report on Form 10-K for the year ended June 30, 1998 and Part II,
Item 1.

Item 2.  Changes in Securities

        In August 1998, the Company acquired certain assets of Chassis for $70,000 in cash and $2.73 million of convertible debt. Such convertible debt was issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The convertible debt is composed of a discounted $1.92 million demand obligation and two performance-based instruments totaling $800,000 that become due upon achieving certain milestones over the ensuing 9 to 18 months. The convertible debt bears interest at 5.48% and the principal can be exchanged for newly issued shares of Uniphase common stock at a price of $55.083 per share. The convertible debt is secured by a letter of credit issued against the Company's revolving bank line of credit.

Item 3.  Defaults upon Senior Securities

        None

Item 4.  Submission of Matters to a Vote of Security Holders

        During the quarter ended September 30, 1998, no matters were submitted for stockholders' vote.

Item 5.  Other Information

        None

Item 6.  Exhibits and Reports on Form 8-K

        a)  Exhibits

              27.  Financial Data Schedule

        b)  Reports on Form 8-K

        The Company filed reports on form 8-K/A on August 24, 1998 and form 8-K/A Amendment 1 on August 25, 1998 reporting the purchase of Uniphase Netherlands B.V. and including the audited financial statements of Philips Optoelectronics, B.V., a division of Koninklijke Philips Electronics, N.V. in accordance with Rule 3.05 of Regulation S-X and the pro forma financial information required by Article 11 of Regulation S-X.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   Uniphase Corporation
                                   ---------------------------------------------
                                                     (Registrant)

Date  November 12, 1998             \s\  Anthony R. Muller
     -------------------           ---------------------------------------------
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