Form 10-Q
period 1998-12-31
UNIPHASE CORP /CA/
filed 1999-02-02
CIK 912093

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1998

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 27, 1999.

    Common Stock $.001 par value                                39,694,809
               Class                                        Number of Shares

                                   UNIPHASE CORPORATION

                        Condensed Consolidated Statements of Income
                                         (Unaudited)
                         (In thousands, except per share data)

                                       Three Months Ended    Six Months Ended
                                          December 31,          December 31,
                                      --------------------- ---------------------
                                      1998       1997            1998       1997
                                      ---------- ---------- ---------- ----------
Net sales.............................  $63,772    $45,479   $121,192    $85,501
Cost of sales.........................   33,538     23,242     62,436     43,762
                                      ---------- ---------- ---------- ----------
  Gross profit........................   30,234     22,237     58,756     41,739
                                      ---------- ---------- ---------- ----------

Operating expenses:
  Research and development............    5,785      3,359     11,448      6,368
  Royalty and license.................      498        490        926        975
  Selling, general and administrative.    9,795      7,339     18,205     14,127
  Merger costs........................    5,877         --      5,877         --
  Loss on sale of product line........      382         --        382         --
  Acquired in-process research and
    development.......................       --      6,568         --      6,568
                                      ---------- ---------- ---------- ----------
Total operating expenses..............   22,337     17,756     36,838     28,038
                                      ---------- ---------- ---------- ----------
Income from operations................    7,897      4,481     21,918     13,701
Interest and other income, net........      844        760      1,763      1,522
                                      ---------- ---------- ---------- ----------
  Income before income taxes..........    8,741      5,241     23,681     15,223
Income tax expense....................    4,223      3,979      8,898      7,393
                                      ---------- ---------- ---------- ----------
Net income ...........................   $4,518     $1,262    $14,783     $7,830
                                      ========== ========== ========== ==========

Basic earnings per share..............    $0.11      $0.04      $0.38      $0.22
                                      ========== ========== ========== ==========

Dilutive earnings per share...........    $0.11      $0.03      $0.35      $0.21
                                      ========== ========== ========== ==========

Weighted average common shares
  outstanding.........................   39,530     35,194     39,321     34,967

Dilutive effect of stock options
  outstanding.........................    2,728      2,705      2,781      2,766
                                      ---------- ---------- ---------- ----------
Weighted average common shares
  outstanding, assuming dilution......   42,258     37,899     42,102     37,733
                                      ========== ========== ========== ==========

   See accompanying notes to condensed consolidated financial statements.

                                   UNIPHASE CORPORATION

                           Condensed Consolidated Balance Sheets
                      (In thousands, except share and per share data)

                                                      December 31,  June 30,
                                                         1998          1998
                                                      ------------  ------------
                                                      (unaudited)
                             Assets
Current assets:
   Cash and cash equivalents.........................     $29,331       $40,525
   Short-term investments............................      84,905        54,831
   Accounts receivable, less allowances for returns
     and doubtful accounts of $871 at December 31,
     1998 and $809 at June 30, 1998..................      39,920        41,922
   Inventories.......................................      26,180        22,137
   Deferred income taxes.............................       4,321         4,321
   Refundable income taxes and other current assets..       4,898         4,859
                                                      ------------  ------------
      Total current assets...........................     189,555       168,595
Property, plant, and equipment, net..................      72,733        57,191
Intangible assets, including goodwill................      45,438        43,679
Long-term deferred income taxes and other assets.....       4,483         4,106
                                                      ------------  ------------
      Total assets...................................    $312,209      $273,571
                                                      ============  ============

                  Liabilities and Stockholders' Equity
Current liabilities:
   Notes payable.....................................      $2,375        $ --
   Accounts payable..................................      22,207        15,784
   Accrued payroll and related expenses..............       8,103         7,793
   Income taxes payable..............................       2,017         7,697
   Other accrued expenses............................      11,461        15,893
                                                      ------------  ------------
      Total current liabilities......................      46,163        47,167

Accrued pension and other employee benefits..........       6,204         4,835
Other non-current liabilities........................         862           831

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $0.001 par value:
      Authorized shares - 1,000,000
      Issued and outstanding shares - 100,000 at
      December 31, and June 30, 1998.................      --            --
   Common stock, $0.001 par value
      Authorized shares - 100,000,000
      Issued and outstanding shares - 39,683,763
      at December 31, 1998 and 38,919,966 at
      June 30, 1998..................................          40            39
   Additional paid-in capital........................     325,997       307,447
   Accumulated deficit...............................     (71,283)      (85,418)
   Other stockerholders' equity......................       4,226        (1,330)
                                                      ------------  ------------
      Total stockholders' equity.....................     258,980       220,738
                                                      ------------  ------------
      Total liabilities and stockholders' equity.....    $312,209      $273,571
                                                      ============  ============

   See accompanying notes to condensed consolidated financial statements.

                              UNIPHASE CORPORATION

                  Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)
                                (In thousands)

                                                             Six Months Ended
                                                               December 31,
                                                          ----------------------
                                                          1998        1997
                                                          ----------  ----------
Operating activities
  Net income...........................................     $14,783      $7,830
  UBP net income for the six months ended
    December 31, 1997..................................           --       (964)
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization......................      10,158       3,943
    Write-off of product line inventory and equipment..       1,977         --
    Stock compensation expense.........................         246         525
    Acquired in-process research and development.......           --      6,568
    Change in operating assets and liabilities:
       Accounts receivable.............................       2,002      (4,529)
       Inventories.....................................      (5,638)       (452)
       Deferred income taxes and other current assets..         (39)        --
       Accounts payable, accrued liabilities and
         other current liabilities.....................       6,100      12,188
                                                          ----------  ----------
Net cash provided by operating activities..............      29,589      25,109
                                                          ----------  ----------
Investing activities
  Purchase of short-term investments...................    (153,433)    (39,951)
  Proceeds from sale of short-term investments.........     123,707      37,435
  Purchase of property, plant and equipment............     (18,956)    (11,833)
  Acquisition of Chassis Engineering, Inc..............        (112)        --
  Acquisition of UFC...................................           --     (6,696)
  Increase in other assets.............................        (377)        (78)
                                                          ----------  ----------
Net cash used in investing activities..................     (49,171)    (21,123)
                                                          ----------  ----------
Financing activities
  Repayment of notes payable...........................           --     (6,061)
  Proceeds from issuance of common stock under
        stock option and stock purchase plans..........       9,036       3,323
  Pre-merger dividends paid on BCP stock...............        (648)       (126)
                                                          ----------  ----------
Net cash provided by (used in) financing activities....       8,388      (2,864)
                                                          ----------  ----------
Increase (decrease) in cash and cash equivalents.......     (11,194)      1,122
Cash and cash equivalents at beginning of period.......      40,525      29,727
                                                          ----------  ----------
Cash and cash equivalents at end of period.............     $29,331     $30,849
                                                          ==========  ==========
SUPPLEMENTAL CASH FLOW INFORMATION
     Tax benefits from stock option and stock
        purchase plans.................................      $8,189      $6,854
     Issuance of notes payable.........................      $2,375        $--

     See accompanying notes to condensed consolidated financial statements.

                            UNIPHASE CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Business Activities and Basis of Presentation

         The financial information at December 31, 1998 and for the three and six month periods ended December 31, 1998 and 1997 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such information does not include all of the information and footnotes required by generally accepted accounting principles for annual audited financial statements. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

        On November 25, 1998, the Company acquired Broadband Communications Products, Inc. ("BCP") in a pooling of interests transaction. The Company exchanged 729,510 shares of common stock for all the outstanding shares of BCP common stock and reserved 418,482 shares for issuance on exercise of BCP options assumed by the Company. Merger related expenses during the second quarter of fiscal 1999 totaled $5.9 million primarily for legal and accounting services and fees paid to BCP's financial advisors. The financial information for the three and six month periods ended December 31, 1997 and at June 30, 1998 has been restated to include the financial position, results of operations and cash flows of BCP. There were no transactions between BCP and the Company prior to the combination and no significant adjustments were necessary to conform BCP's accounting policies. Because of differing year ends, financial information relating to Uniphase's fiscal years ended June 30, 1997 and 1996 has been combined with financial information relating to BCP's years ended December 31, 1997 and 1996, respectively. The consolidated statement of cash flows for the six month period ended December 31, 1997 includes an adjustment of $964,000 to reduce cash flow from operations for the income of BCP for the six months ended December 31, 1997 which is included in the results of operations twice. Net sales of BCP for the six months ended December 31, 1997 were approximately $4.1 million. Prior to November 25, 1998, BCP was a subchapter S Corporation for income tax purposes and, therefore, did not pay U.S. federal income taxes. BCP will be included in the Company's U.S. federal income tax return effective November 25, 1998. BCP's net taxable temporary differences were insignificant as of the date of the merger. BCP will operate as Uniphase Broadband Products, Inc. ("UBP").

        On December 31, 1998, the Company sold substantially all of the assets of its Ultrapointe subsidiary to KLA-Tencor Corporation ("K-T"). The Company recorded unusual charges to cost of sales and operating expenses of $1.6 million and $382,000 respectively, in connection with the K-T transaction.

        The results for the three and six month periods ended December 31, 1998 may not be indicative of results for the fiscal year ending June
30, 1999 or any future period.


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

        The components of comprehensive income, net of tax, are as follows (in thousands):

                                  Three Months Ended   Six Months Ended
                                  December 31,         December 31,
                                    1998      1997       1998      1997
                                  --------- ---------  --------- ---------
Net income........................  $4,518    $1,262    $14,783    $7,830
Change in unrealized gain on
  available-for-sale investments..      66        (2)       235        25
Change in foreign currency
  translation.....................       2       (16)     3,515         1
                                  --------- ---------  --------- ---------
Comprehensive income..............  $4,586    $1,244    $18,533    $7,856
                                  ========= =========  ========= =========


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

Income Taxes

        The effective tax rates used for the second quarter and the first six months of fiscal 1999 were 48.3% and 37.6% compared to 75.9% and 48.6% used in the same periods of fiscal 1998. Decreases in the effective tax rate were primarily attributable to an increase in foreign earnings taxed at a lower rate and the exclusion of taxable income derived from UBP as a Subchapter S Corporation through November 24,
1998. The fiscal 1999 provision for income taxes excludes any effect from non-deductible merger costs incurred in connection with the acquisition of UBP, whereas fiscal 1998 amounts exclude any effect from non-deductible acquired in-process research and development expenses.


Inventories

        Inventories consist of the following (in thousands):

                                                December 31,   June 30,
                                                    1998         1998
                                                ------------ ------------
Raw materials and purchased parts...........         $6,077       $2,865
Work in process.............................         13,768       11,998
Finished goods..............................          6,335        7,274
                                                ------------ ------------
                                                    $26,180      $22,137
                                                ============ ============

Litigation and Contingencies

        Two former employees have pending wrongful termination actions against the Company. Summary judgment dismissal in both claims has been issued and subsequent appeals have been undertaken. The Company believes these claims are without merit and is vigorously defending them. Even if these claims are adjudicated in favor of the plaintiffs, the Company does not believe that the ultimate resolution of these matters will have material adverse impact on the Company or its operations.

Acquisition of Chassis Engineering Inc.

        In August 1998, the company acquired certain assets of Chassis Engineering Inc. ("Chassis") for $70,000 in cash and convertible debt of $2.73 million. Chassis designs, develops, markets and manufactures packaging solutions for fiber optic and other high performance components. The convertible debt is composed of a discounted $1.92 million demand obligation and two performance-based instruments totaling $800,000 that become due upon achieving certain milestones over the ensuing 9 to 18 months. The Company recorded an increase of $500,000 to the demand obligation during the quarter ended December 31, 1998 to reflect satisfaction of the first Chassis milestone. The convertible debt bears interest at 5.48% and the principal can be exchanged for newly issued shares of Uniphase common stock at a price of $55.083 per share. The convertible debt is secured by a letter of credit issued against the Company's unused revolving bank line of credit.

        The effects of the Chassis acquisition on the fiscal 1999 interim consolidated statement of cash flows were as follows (in thousands):



Working capital (deficiency) acquired..............            ($41)
Property and equipment.............................              25
Intangibles........................................           2,503
                                                     ---------------
Net assets acquired................................          $2,487
                                                     ===============

Convertible debt issued............................          $2,375
Cash paid, including transaction costs.............             112
                                                     ---------------
Total purchase price...............................          $2,487
                                                     ===============


Subsequent Events

        On January 28, 1999, the Company announced the signing of a Merger Agreement, providing for the pending merger with JDS Fitel, Inc.
("JDS"). JDS is a publicly held Canadian company (Toronto Stock Exchange symbol "JDS") that designs and manufactures a broad range of fiberoptic products and instruments for the telecommunications industry. The merger with JDS will be accounted for as a purchase transaction and is subject to a number of contingencies including approval by stockholders of both companies and certain closing conditions, including regulatory approvals. As a result, there can be no assurance that such merger will be consummated. The Merger Agreement provides for the Company to issue common stock of its wholly owned Canadian subsidiary that is exchangeable for an equivalent amount of the Company's common stock ("Exchangeable Shares") to the stockholders of JDS. As a result of such issuance and assuming conversion of all Exchangeable Shares, JDS shareholders will own 50% of the Company's outstanding common stock.
The Company anticipates that a significant portion of the purchase price would result in the recognition of intangible assets in excess of $2 billion in the period of consummation, thereby resulting in a net loss in the foreseeable future due to the amortization of such intangibles.

                             UNIPHASE CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


Results of Operations

        Recent Events

        On January 28, 1999, the Company announced the signing of a Merger Agreement, providing for the pending merger with JDS-Fitel, Inc.
("JDS"). JDS is a publicly held Canadian company (Toronto Stock Exchange symbol "JDS") that designs and manufactures a broad range of fiberoptic products and instruments for the telecommunications industry. The merger with JDS will be accounted for as a purchase transaction and is subject to a number of contingencies including approval by stockholders of both companies and certain closing conditions, including regulatory approvals. As a result, there can be no assurance that such merger will be consummated. The Merger Agreement provides for the Company to issue common stock of its wholly-owned Canadian subsidiary that is exchangeable for an equivalent amount of the Company's commons stock ("Exchangeable Shares") to the stockholders of JDS. As a result of such issuance and assuming conversion of all Exchangeable Shares, JDS shareholders will own 50% of the Company's outstanding common stock.
The Company anticipates that a significant portion of the purchase price would result in the recognition of intangible assets in excess of $2 billion in the period of consummation, thereby resulting in a net loss in the foreseeable future due to the amortization of such intangibles.

        On November 25, 1998, the Company acquired Broadband Communications Products, Inc. ("BCP") in a transaction accounted for as a pooling of interests. See Notes to Interim Consolidated Financial Statements. BCP will operate as Uniphase Broadband Products, Inc. ("UBP"). UBP manufactures high-speed and high-bandwidth fiber optic products including transmitters, receivers and multiplexers used to extend the reach of fiber optic transmission into metropolitan and local access networks. Results for the second quarter include $5.9 million of costs associated with the merger.

        On December 31, 1998, the company sold substantially all of the assets of its Ultrapointe subsidiary to KLA-Tencor Corporation ("K-T") and recognized a pre-tax charge of $382,000 and a charge to cost of sales of $1.6 million in connection with the transaction.

Net Sales

        In the second quarter of fiscal 1999, ended December 31, 1998, net sales were $63.8 million, which represented a 40% increase over net sales of $45.5 million reported for the second quarter of fiscal 1998.
For the first six months of fiscal 1999, net sales were $121.2 million, which represented a 42% increase over net sales of $85.5 million in the same period of fiscal 1998. The increase in net sales for the quarter and six-month periods was primarily due to increased sales of the Company's telecommunications products and the addition of certain recently acquired businesses offset by lower levels of net sales from Ultrapointe products. Results for the six-month period ended December
31, 1998 included the operations of Uniphase Netherlands (UNL) which was acquired in a purchase transaction in June, 1998. Net sales increased
$6.4 million or 11% over the first quarter of fiscal 1999 amount of $57.4 million, primarily because of growth in telecommunications product sales. No customer represented 10% or more of the Company's net sales for either the quarter or six months ended December 31, 1998.

        Results for the three and six-month periods ended December 31, 1998 are not considered indicative of the results to be expected for any future period or for the entire year. In addition, there can be no assurance that the market for the Company's products will grow in future periods at its historical percentage rate or that certain market segments will not decline. Further, there can be no assurance that the Company will be able to increase or maintain its market share in the future or to achieve historical growth rates.

        Gross Profit

        In the second quarter of fiscal 1999, the Company's gross profit increased 36% to $30.2 million or 47% of net sales from gross profit of $22.2 million or 49% of net sales in the same period of fiscal 1998. Gross margin as a percentage of net sales for the quarter declined as compared to the prior year because of the charge resulting from the disposal of Ultrapointe assets. Gross margin for the second quarter increased because of a $1.1 million decrease in certain inventory reserves, offset by a $1.0 million increase in reserve provisions related to certain new products shipped to customers. For the first six months of fiscal 1999, gross profit increased 41% to $58.8 million or 48% of net sales from $41.7 million or 49% of net sales in the same period of fiscal 1998. The increase in gross profit over fiscal 1998 for the six-month period is due to increased sales of certain telecommunications products and a $1.4 million reduction in excess manufacturing related reserves (in addition to the aforementioned reserve changes in the second quarter), offset by the lower gross margin rates of certain businesses acquired in fiscal 1998. Gross profit increased $1.7 million or 6% over the first quarter of fiscal 1999 when it represented 50% of net sales.

       There can be no assurance that the Company will be able to maintain its gross margin at current levels in future periods. In addition, cessation in sales of Ultrapointe systems will result in reduced gross profit that may not be offset by an increase in gross profit from the sale of other products. The Company expects that there will continue to be periodic fluctuations in its gross margin resulting from changes in its sales and product mix, competitive pricing pressures, higher cost resulting from new production facilities, manufacturing yields, acquisitions of businesses that may have different margins than the Company, inefficiencies associated with new product introductions, and a variety of other factors.

        Research and Development

        In the second quarter of fiscal 1999, research and development (R&D) expense was $5.8 million or 9% of net sales, which represented a $2.4 million or 72% increase over R&D expense of $3.4 million or 7% of net sales in the second quarter of fiscal 1998. For the first six months of fiscal 1999, R&D expense was $11.4 million or 9% of net sales, which represents a $5.1 million or 80% increase over R&D expense of $6.4 million or 7% of net sales in the same period in fiscal 1998. The increase in R&D expense is primarily due to expenses of the Company's recently acquired Netherlands subsidiary and continued development and enhancement of the Company's existing telecommunications product lines. R&D expense increased 2% over the first quarter of fiscal 1999, although it decreased as a percentage of sales from 10% to 9% due to higher sequential growth in net sales for the comparable periods and a decline in Ultrapointe R&D expenses.

        The Company anticipates that R&D expense will continue to increase in amounts in future periods, although R&D expense may fluctuate as a percentage of net sales. In addition, there can be no assurance that expenditures for R&D will be successful or that improved processes or commercial products will result from these projects.


        Royalty and License

        In the second quarter of fiscal 1999, royalty and license expense of $498,000 was consistent with the same quarter in fiscal 1998 and the first quarter of fiscal 1999. For the first six months of fiscal 1999, royalty and license expense of $926,000 was comparable to the corresponding fiscal 1998 amount of $975,000.

        The Company continues to develop products for its solid state laser and telecommunications markets. There are numerous patents for these products, some of which are held by others, including academic institutions and competitors of the Company. Such patents could inhibit the Company's ability to develop, manufacture and sell products. A number of the patents in these industries are conflicting. If there is conflict between a third-party's patents or products and those of the Company, it could be very costly for the Company to enforce its rights in an infringement action or defend such an action brought by another party. In addition, the Company may need to obtain license rights to certain patents and may be required to make substantial payments, including continuing royalties, in exchange for such license rights. There can be no assurance that licenses to third party technology, if needed, will be available on commercially reasonable terms.

        Selling, General and Administrative

        In the second quarter of fiscal 1999, selling, general and administrative (SG&A) expense was $9.8 million or 15% of net sales, which represented a $2.5 million or 33% increase over SG&A expense of $7.3 million or 16% of net sales in the second quarter of fiscal 1998.
For the first six months of fiscal 1999, SG&A expense was $18.2 million or 15% of net sales which represented a $4.1 million or 29% increase over SG&A expense of $14.1 million or 17% of net sales in the same period of fiscal 1998. SG&A expense increased $1.4 million or 16% over the first quarter of fiscal 1999 amount of $8.4 million or 15% of net sales.
Decreases in SG&A expense as a percentage of net sales for both the quarter and the six month periods compared to the prior year reflect the elimination of certain costs attributable to the UTP headquarters and the write-off of certain long lived assets at UTP-Fibreoptics in the fourth quarter of fiscal 1998 as well as reduced marketing and overhead costs of the Ultrapointe product line, offset by higher costs to support certain telecommunications products. Increases in SG&A expense over the first quarter include increases in certain personnel costs and higher amortization of intangible assets resulting from recent business acquisitions.

        The Company expects SG&A expenses to increase in the future, although such expenses may vary as a percentage of sales.

        Other Operating Expenses

        In the second quarter of fiscal 1999, the Company recorded pre-tax merger related costs of $5.9 million in connection with the acquisition of UBP in a transaction accounted for a pooling of interests. In addition, the Company recognized a $382,000 pre-tax loss on the disposal of substantially all the assets of its Ultrapointe product line. In the second quarter of fiscal 1998, the Company recognized a pre-tax charge of $6.6 million in acquired in-process research and development charges in connection with its acquisition of Indx Pty Ltd. of Australia.

        Interest and Other Income, Net

        In the second quarter of fiscal 1999, interest and other income, net was $844,000, which was comparable with interest income of $760,000 in the second quarter of fiscal 1998. For the first six months of fiscal 1999, interest and other income, net increased to $1.8 million from $1.5 million in the same period of fiscal 1998. The increase in interest and other income is primarily the result of interest income on higher levels of investments.
        Income Taxes

        The effective tax rates for the second quarter and the first six months of fiscal 1999 were 48.3% and 37.6% compared to 75.9% and 48.6% used in the same periods of fiscal 1998. Decreases in the effective tax rates were primarily attributable to an increase in foreign earnings taxed at a lower rate and the exclusion of taxable income derived from UBP as a Subchapter S Corporation through November 24, 1998. The fiscal 1999 provision for income taxes excludes the effect of non-deductible merger costs incurred in connection with the acquisition of UBP, whereas fiscal 1998 amounts exclude the effect of non-deductible acquired in-process research and development expenses.

Liquidity and Capital Resources

        At December 31, 1998 the Company's combined balance of cash, cash equivalents and short-term investments was $114.2 million. The Company has met its liquidity needs during fiscal 1999 primarily through cash generated from operating activities totaling $29.6 million. Cash provided by operating activities is primarily the result of net income before depreciation, amortization, asset write-offs, lower accounts receivable and increased current liabilities, offset in part by increases in inventories.

        Cash used in investing activities was $49.2 million for the first six months of fiscal 1999. The Company incurred capital expenditures of $19.0 million primarily for facilities and equipment purchases to expand its manufacturing capacities. The Company expects to continue to expand its worldwide manufacturing capacity, primarily for telecommunication products by investing approximately $18 million in capital expenditures for the remainder of fiscal 1999.

        The Company generated $8.4 million from financing activities during fiscal 1999 resulting from the exercise of stock options and the sale of stock through an employee stock purchase plan. Cash used for financing activities relates to dividends of $648,000 paid to the former shareholders of BCP prior to its acquisition by the Company on on November 25, 1998.

        The Company has a $5.0 million revolving line of credit with a bank. There were no borrowings under the line of credit at December 31, 1998. Advances under the line of credit bear interest at the bank's prime rate (7.75% at December 31, 1998) and are unsecured. Under the terms of the line of credit agreement, the Company is required to maintain certain minimum working capital, net worth, profitability levels and other specific financial ratios. In addition, the agreement prohibits the payment of cash dividends and contains certain restrictions on the Company's ability to borrow money or purchase assets or interests in other entities without the prior written consent of the bank. The line of credit expires on March 30, 1999.

        In connection with the acquisition of UNL in June 1998, the Company may be obligated for additional consideration and interest thereon in the form of the Company's common stock with a maximum value of 458 million Dutch Guilders (approximately $285 million). The number of shares of common stock to be issued for the contingent consideration is dependent upon the unit shipments of certain UNL products during the four-year period ending June 30, 2002 and the price of the Company's common stock at the time the contingent consideration is determined. The contingent consideration will be recorded as additional acquisition cost in the Company's financial statements at the time payment of such amounts are probable. As of December 31, 1998 the Company is not obligated to recognize any contingent consideration resulting from the UNL acquisition.


        The Company believes that its existing cash balances and short-term investments, together with existing cash flow from operations and available line of credit will be sufficient to meet its liquidity and capital spending requirements at least through the end of calendar year 1999. However, possible acquisitions of businesses, products or technologies may require additional financing prior to such time. There can be no assurance that additional financing would be available when required or, if available, would be on terms satisfactory to the Company.

Risk Factors

Variability and Uncertainty of Quarterly Operating Results

        We have experienced and expect to continue to experience significant fluctuations in our quarterly results. Fluctuations in our quarterly results may cause substantial fluctuations in the market price of our common stock. Factors which have influenced and may continue to influence our operating results in a particular quarter include:

        - the timing of the receipt of product orders from a limited number of major customers,

        - our ability to manufacture technically advanced products with satisfactory yields on a timely basis,

        -       product mix,

        -       competitive pricing pressures,

        -       relative proportions of domestic and international sales,

        - costs associated with the acquisition or disposition of businesses,

        - our ability to timely and cost effectively design, manufacture and ship products,

        - the timing differences between when we incur expenses to increase our marketing and sales capabilities and when we realize benefits, if any, from such expenditures,

        - the announcement and introduction of new products by us and by our competitors, and

        - expenses associated with any intellectual property litigation.

        In addition, our sales often reflect orders shipped in the same quarter that they are received. Also, customers may cancel or reschedule shipments near the end of a particular quarter, and production difficulties could delay shipments. We frequently ship more CATV products in the third month of each quarter than in each of the first two months of the quarter and shipments in the third month generally are higher at the end of the month. In addition, we sell our telecommunications equipment products to Original Equipment Manufacturers (OEMs) who typically order in large quantities and therefore the timing of such sales may significantly affect our quarterly results. The timing of such OEM sales can be affected by factors beyond our control, such as demand for the OEMs' products and manufacturing risks experienced by OEMs. In this regard, we have experienced rescheduling of orders by customers in each of our markets and may experience similar rescheduling in the future. As a result of all of these factors, the Company's results from operations may vary significantly from quarter to quarter.

        Be advised that future mergers, acquisitions or dispositions of businesses, products or technologies by the Company may result in substantial charges or other expenses that may cause fluctuations in the Company's quarterly operating results. The mergers, acquisition or disposition of other businesses, products or technologies may also affect the Company's operating results in any particular quarter. For example, the Company has recorded significant acquisition or disposition-related charges in each of its fiscal years since 1995. In the second quarter of fiscal 1999, we recorded charges of $5.9 million in connection with our merger with UBP and charges of $1.6 million and $382,000 for inventory and asset write-offs associated with the sale of the Ultrapointe product line, respectively. In the second and fourth quarters of fiscal 1998, we incurred charges of $6.6 million and $93.0 million, respectively, for acquired in-process research and development in connection with the acquisition of UFC and UNL. In the third quarter of fiscal 1997, we incurred charges of $33.3 million for acquired in-process research and development in connection with the acquisition of ULE. In addition, we incurred other charges in connection with acquisitions completed in fiscal 1999, 1998 and 1997. Be advised that future mergers, acquisitions or dispositions of businesses, products or technologies by the Company may result in reorganization of its operations, substantial charges or other expenses that may cause fluctuations in the Company's quarterly operating results and its cash flows.

        Management of Growth; Acquisition Risks

        We have historically achieved our growth through a combination of mergers, acquisitions and internally developed new products. As part of our strategy to sustain growth, we expect to continue to pursue mergers and acquisitions of other companies, technologies and complementary product lines. We also expect to continue developing new solid state lasers, components and other products for OEM customers and attempting to further penetrate the telecommunications and CATV markets through these new products. Both courses of action involve certain risks to the Company.

        In March 1997, the Company acquired ULE, which manufactures our 980-nm pump lasers for optical amplifiers. In June 1998, we acquired UNL which manufactures our source lasers, external modulators and optical amplifiers. In the case of both acquisitions, we acquired businesses that had previously been engaged primarily in research and development and that needed to make the transition from a research activity to a commercial business with sales and profit levels that are consistent with our overall financial goals for the Company. This transition has not yet been completed at UNL, which continues to operate at higher expense levels and lower gross margins than those required to meet our profitability goals. As previously discussed in this Form 10-Q, we have also signed a Merger Agreement, providing for the pending combination with JDS-Fitel, Inc. of Ottawa, Canada. In addition, in August 1998, the Company acquired certain assets of Chassis, and in November 1998 acquired Broadband Communications Products, Inc. The success of each of these mergers and acquisitions will depend upon our ability to manufacture and sell high power lasers and other components, modules and subsystems used in wavelength division multiplexing applications and continued demand for these acquired products by telecommunications and CATV customers. Our ability to manage our growth effectively depends upon the integration into the Company of the merged and acquired entities operations, products and personnel, the retention of key personnel of the merged and acquired entities and the expansion of our financial and management controls and reporting systems and procedures. The Company cannot assure that we will successfully manufacture and sell these products or successfully manage such growth, and failure to do so could have a material adverse effect on the Company's business, financial condition and operating results. Since 1997, when we acquired ULE, we have increased our marketing, customer support and administrative functions to support an increased level of operations primarily from our telecommunications products. The Company cannot and does not assure success in creating this infrastructure nor can it or will it ensure any increase in the level of its sales and operations through its new products. We commenced and developed start-up operations at UTP in 1996 to penetrate CATV markets, and at UNC in 1998 to develop and market a line of complementary optical components for our telecommunications customers. In each case, we hired development, manufacturing and other staff in anticipation of developing and selling new products. The Company cannot and will not assure that its operations will achieve levels sufficient to justify the increased expense levels associated with these new businesses.

Risks from Customer Concentration

        Historically, orders from a relatively limited number of OEM customers accounted for a substantial portion of our net sales from telecommunications products. In telecommunications markets, our customers evaluate our products and competitive products for deployment in large telecommunications systems that they are installing. Our failure to be selected by a customer for particular system projects can significantly and adversely effect our business, operating results and financial condition. Similarly, if our customers are not selected as the primary supplier for an overall system installation, we can be similarly adversely affected. Further, sales to any single customer may vary significantly from quarter to quarter. Such fluctuations could have a material adverse effect on the Company's business, operating results and financial condition. We expect that, for the foreseeable future, sales to a limited number of customers will continue to account for a high percentage of our net sales. The Company cannot and does not assure that current customers will continue to place orders or that the Company will obtain new orders from new customers.

        One telecommunications customer, CIENA Corporation, accounted for approximately 11% of our net sales for fiscal 1998. One laser subsystems customer, the Applied Biosystems Division of Perkin-Elmer Corporation, accounted for approximately 11% of our net sales for fiscal 1996. One additional customer, KLA-Tencor Corporation, purchased both Laser subsystems and Ultrapointe systems and accounted for 11% and 12% of our consolidated net sales in fiscal 1998 and 1996, respectively. the Ultrapointe product line was sold to KLA-Tencor Corporation in December 1998 and will not be a source of future sales for the Company. No other customers represented 10% or more of total sales during fiscal 1998. The loss or delay of orders from these or other OEM customers could have a materially adverse effect on the Company's business, financial condition and operating results.


Year 2000

        We are aware of the risks associated with the operation of information technology ("IT") and non-information technology ("non-IT") systems as the millennium (year 2000) approaches. The "Year 2000" problem is pervasive and complex, and may affect many IT and non-IT systems. The Year 2000 problem results from the rollover of the two digit year value from "99" to "00". Systems that do not properly recognize such date-sensitive information could generate erroneous data or fail. In addition to our own systems we rely on external systems of our customers, suppliers, creditors, financial organizations, utilities providers and government entities, both domestic and international (which we collectively refer to as "Third Parties"). Consequently, we could be affected by disruptions in the operations of Third Parties with which we interact. Furthermore, as customers expend resources to correct their own systems, they may reduce their purchasing frequency and volume of our products.

        We are using both internal and external resources to assess:

        - the Company's state of readiness (including the readiness of Third Parties, with which we interact) concerning the Year 2000 problem,

        - our costs to correct material Year 2000 problems related to our internal IT and non-IT systems,

        - the known risks related to any failure to correct any Year 2000 problems we identify, and

        - the contingency plan, if any, that we should adopt should and identified Year 2000 problems not be corrected.

        We continue to evaluate the estimated costs associated with the efforts to prepare for Year 2000 based on actual experience. While the efforts will involve additional costs, we believe, based on available information, that we will manage our total Year 2000 transition without any material adverse effect on the Company's business operations, products or financial prospects. The actual outcomes and results could be affected by future factors including, but not limited to:

        -   the continued availability of skilled personnel,

        -   cost control,

        -   the ability to locate and remediate software code problems,

        - critical suppliers and subcontractors meeting their Year 2000 compliance commitments, and

        -   timely actions by customers.

        We anticipate that we will remediate all Year 2000 risks and be able to conduct normal operations without having to establish a Year 2000 contingency plan.

        We are working with our software system suppliers and believe that certain of these systems are currently not Year 2000 compliant. However, we anticipate that such systems will be corrected for the Year 2000 problem prior to December 31, 1999. We are working with those Third Parties to identify any Year 2000 problems affecting such Third Parties that could have a material adverse affect on our business, financial condition or results of operations. However, it would be impracticable for us to attempt to address all potential Year 2000 problems of Third Parties that have been or may in the future be identified. Specifically, Year 2000 problems have arisen or may arise regarding the IT and non-IT systems of Third Parties having widespread national and international interactions with persons and entities generally (for example, certain IT and non-IT Systems of governmental agencies, utilities and information and financial networks) that, if uncorrected, could have a material adverse impact on the Company's business, financial condition or results of operations. We are still assessing the effect the Year 2000 problem will have on its suppliers and, at this time, cannot determine such impact.


Euro Currency

        On January 1, 1999, several member countries of the European Union established fixed conversion rates between their existing sovereign currencies and adopted the Euro as their new common legal currency. The Euro has and will trade on currency exchanges and the legacy currencies will remain legal tender in the participating countries for a transition period through January 1, 2002. During the transition period, noncash payments can be made in the Euro, and parties can elect to pay for goods and services and transact business using either the Euro or a legacy currency. Between January 1, 2002 and July 1, 2002 the participating countries will introduce Euro notes and coins and withdraw all legacy currencies, which will no longer be available. The Euro conversion may affect cross-border competition by creating cross-border price transparency. We are assessing our pricing/marketing strategy in order to insure that we remain competitive in a broader European market. We are also assessing our information technology systems to allow for transactions to take place in both the legacy currencies and the Euro and the eventual elimination of the legacy currencies, and reviewing whether certain existing contracts will need to be modified. Our currency risk and risk management for operations in participating countries may be reduced as the legacy currencies are converted to the Euro. Final accounting, tax and governmental legal and regulatory guidance are not yet available. We will continue to evaluate issues involving introduction of the Euro. Based on current information and our current assessment, we do not expect that the Euro conversion will have a material adverse effect on the Company's business, financial condition or results from operations.

Potential Volatility of Common Stock Price

        The market price of the Company's Common Stock has recently been and is likely to continue to be highly volatile and significantly affected by factors such as:

        -   fluctuations in our operating results,

        - announcements of technological innovations or new products by us or our competitors,


        -   governmental regulatory action,

        - developments with respect to patents or proprietary rights, and

        -   general market conditions.

        Further, our sales, operating results or cash flows in future quarters may be below the expectations of public market securities analysts and investors. In such event, the price of the Company's Common Stock would likely decline, perhaps substantially. In addition, the stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies.

        The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include, but are not limited to, statements regarding the Company's expectations, anticipations, hopes, beliefs, intentions or strategies regarding the future, such as future anticipated R&D expenses of the Company and expectations as to sales to a limited number of customers continuing to account for a high percentage of the Company's sales. Actual results could differ materially from those projected in any forward-looking statements as a result of a change in the Company's policies or current intentions, as well as a number of other factors, including those detailed in the "Risk Factors" portion as well as those set forth from time to time in the Company's Reports on Form 10-K, 10-Q and Annual Reports to Stockholders. The forward-looking statements are made as of the date hereof and the Company assumes no obligation to update the forward-looking statements, or to update the reasons why actual results could differ materially from those projected in the forward-looking statements.

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

        Reference is made to Item 3. Legal Proceedings, in the Registrant's Annual Report on Form 10-K for the year ended June 30, 1998 and Part II, Item 1. Legal Proceedings in the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998.

Item 2.  Changes in Securities

        In November 1998, the stockholders of the Company approved an increase in the number of shares of common stock authorized from 50,000,000 to 100,000,000 shares.

Item 3.  Defaults upon Senior Securities

        None

Item 4.  Submission of Matters to a Vote of Security Holders

        The Annual Meeting of Stockholders (the "Annual Meeting") of the Company was held on November 10, 1998.

        At the Annual Meeting, three items were put to a vote of the stockholders:

  1. The election of three Class II directors of the Company to serve until the 2001 Annual Meeting of Stockholders, and until their successors are elected and qualified;

  2. An amendment to increase the aggregate number of shares of common stock which the Company is authorized to issue from 50,000,000 to 100,000,000 shares.

  3. The appointment of Ernst & Young LLP as the independent auditors for the Company for the fiscal year ending June 30, 1999.

The voting results were:


                      Item                  For        Against     Abstained
         ------------------------------ ------------ ------------ ------------
      1. Directors
         Peter Guglielmi................ 35,204,837            0       52,820
         Professor Wilson Sibbett....... 35,204,837            0       52,820
         Willem Haverkamp............... 35,204,837            0       52,820

      2. Increase in authorized
           share capital................ 34,293,798      915,964       47,895

      3. Appointment of auditors........ 35,197,693        7,290       52,674



Item 5.  Other Information

        None

Item 6.  Exhibits and Reports on Form 8-K

  a) Exhibits
        3(i)(b)(2) Amended and Restated Certificate of Incorporation

       27.1        Financial Data Schedule

  b) Reports on Form 8-K

             The Company filed a report on Form 8-K dated January 9, 1999 to report the merger of a wholly-owned subsidiary with and into Broadband Communications Products, Inc. ("BCP") on November 25, 1998, which transaction has been accounted for as a pooling of interests.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   Uniphase Corporation
                                               ------------------------------
                                                     (Registrant)

Date       February 1, 1999                       \s\  Anthony R. Muller
                                               Anthony R. Muller,
                                               Senior Vice President and Chief
                                               Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)