Form 10-Q/A
period 1998-09-30
UNIPHASE CORP /CA/
filed 1999-04-29
CIK 912093

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                     ----------------------------------

                                  FORM 10-Q/A

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended          September 30, 1998

                            OR
[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                          to


Commission file number                  0-22874

                           Uniphase Corporation
          (Exact name of Registrant as Specified in its Charter)


        Delaware               0-22874                 94-2579683
    (State of Other       (Commission File    (IRS Employer Identification
      Jurisdiction              No.)                       No.)
   of Incorporation)


 163 Baypointe Parkway, San Jose, California          95134
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

                                         Three Months Ended
                                            September 30,
                                        ---------------------
                                        1998       1997
                                        ---------- ----------
Net sales..............................   $57,420    $40,022
Cost of sales..........................    28,898     20,520
                                        ---------- ----------
  Gross profit.........................    28,522     19,502
                                        ---------- ----------

Operating expenses:
  Research and development.............     5,663      3,009
  Royalty and license..................       428        485
  Selling, general and administrative..    10,527      6,788

                                        ---------- ----------
Total operating expenses...............    16,618     10,282
                                        ---------- ----------
Income from operations.................    11,904      9,220
Interest and other income, net.........       919        762
                                        ---------- ----------
  Income before income taxes...........    12,823      9,982
Income tax expense.....................     4,675      3,414
                                        ---------- ----------
Net income.............................    $8,148     $6,568
                                        ========== ==========

Basic earnings per share...............     $0.21      $0.19
                                        ========== ==========

Dilutive earnings per share............     $0.19      $0.17
                                        ========== ==========

Weighted average common shares
  Outstanding..........................    39,112     35,095

Dilutive effect of stock options
  Outstanding..........................     3,156      2,694
                                        ---------- ----------
Weighted average common shares
  Outstanding, assuming dilution.......    42,268     37,789
                                        ========== ==========

   See accompanying notes

                              UNIPHASE CORPORATION

                           Consolidated Balance Sheets
                   (In thousands, except share and per share data)

                                                      September 30,   June 30,
                                                          1998          1998
                                                      ------------  ------------
                                                      (unaudited)
                             Assets
Current assets:
   Cash and cash equivalents.........................     $31,479       $40,525
   Short-term investments............................      75,627        54,831
   Accounts receivable, less allowances for returns
     and doubtful accounts of $809 at September 30,
     1998 and $809 at June 30, 1998..................      40,032        41,922
   Inventories.......................................      24,207        22,137
   Deferred income taxes.............................       4,321         4,321
   Other current assets..............................       3,718         4,859
                                                      ------------  ------------
      Total current assets...........................     179,384       168,595
Property, plant, and equipment, net..................      65,246        57,191
Intangible assets, including goodwill................     104,098       102,979
Long term deferred income taxes and other assets.....       4,221         4,106
                                                      ------------  ------------
      Total assets...................................    $352,949      $332,871
                                                      ============  ============

                  Liabilities and Stockholders' Equity
Current liabilities:
   Notes payable.....................................      $1,916        $ --
   Accounts payable..................................      15,815        15,784
   Accrued payroll and related expenses..............       6,611         7,793
   Income taxes payable..............................       4,550         7,697
   Other accrued expenses............................      13,302        15,893
                                                      ------------  ------------
      Total current liabilities......................      42,194        47,167

Accrued pension and other non-current liabilities....       6,505         5,666


Commitments and contingencies

Stockholders' equity:
   Preferred stock, $0.001 par value:
      Authorized shares - 1,000,000
      Issued and outstanding shares - 100,000 at
      September 30, and June 30, 1998................      --            --
   Common stock, $0.001 par value
      Authorized shares - 50,000,000
      Issued and outstanding shares - 38,658,857
      at September 30, 1998 and 38,919,966 at
      June 30, 1998..................................          39            39
   Additional paid-in capital........................     318,181       307,447
   Accumulated deficit...............................     (18,096)      (26,118)
   Other stockerholders' equity......................       4,126        (1,330)
                                                      ------------  ------------
      Total stockholders' equity.....................     304,250       280,038
                                                      ------------  ------------
      Total liabilities and stockholders' equity.....    $352,949      $332,871
                                                      ============  ============

   See accompanying notes

                              UNIPHASE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (In thousands)

                                                           Three Months Ended
                                                              September 30,
                                                          ----------------------
                                                             1998        1997
                                                          ----------  ----------
Operating activities
  Net income...........................................      $8,148      $6,568
  UBP net income for the three months ended
    September 30, 1997.................................           --       (365)
  Adjustments to reconcile net income to cash
    provided by operating activities:
    Depreciation expense and amortization..............       8,338       1,939
    Stock compensation expense.........................         123         262
    Change in operating assets and liabilities:
       Accounts receivable.............................       1,890      (4,527)
       Inventories.....................................      (2,069)       (556)
       Deferred income taxes and other current assets..       1,141        (255)
       Accounts payable, accrued liabilities and
         other current liabilities.....................      (2,182)      6,793
                                                          ----------  ----------
Net cash provided by operating activities..............      15,389       9,859
                                                          ----------  ----------
Investing activities
  Purchase of short-term investments...................     (75,617)    (24,398)
  Proceeds from sale of short-term investments.........      55,072      25,922
  Acquisition of Chassis Engineering...................        (112)        --
  Purchase of property, plant and equipment............      (8,542)     (3,667)
  Purchase of intellectual property....................           --       (500)
  Increase in other assets.............................        (115)        (59)
                                                          ----------  ----------
Net cash used in investing activities..................     (29,314)     (2,702)
                                                          ----------  ----------
Financing activities
  Repayment of notes payable...........................           --     (6,061)
  Proceeds from issuance of common stock under
        stock option and stock purchase plans..........       4,879       2,272
                                                          ----------  ----------
Net cash provided by (used in) financing activities....       4,879      (3,789)
                                                          ----------  ----------
Increase (decrease) in cash and cash equivalents.......      (9,046)      3,368
Cash and cash equivalents at beginning of period.......      40,525      29,727
                                                          ----------  ----------
Cash and cash equivalents at end of period.............     $31,479     $33,095
                                                          ==========  ==========
SUPPLEMENTAL CASH FLOW INFORMATION
     Tax benefits from stock option and stock
        purchase plans.................................      $4,527      $4,364
     Issuance of notes payable.........................      $1,916        $--

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

Restatement of Financial Statements

        On November 25, 1998, the Company acquired Broadband Communications Products, Inc. ("BCP") in a pooling of interests transaction. The Company exchanged 729,510 shares of common stock for all the outstanding shares of BCP common stock and reserved 418,482 shares for issuance on exercise of BCP options assumed by the Company. Merger related expenses during the second quarter of fiscal 1999 totaled $5.9 million primarily for legal and accounting services and fees paid to BCP's financial advisors which were expensed in the quarter ended December 31, 1998, the quarter in which the transaction closed. The financial information for the three-month period ended September 30, 1997 and at June 30, 1998 has been restated to include the financial position, results of operations and cash flows of BCP for the corresponding periods. There were no transactions between BCP and the Company prior to the combination and no significant adjustments were necessary to conform BCP's accounting policies. Because of differing year ends, financial information relating to Uniphase's fiscal years ended June 30, 1997 and 1996 has been combined with financial information relating to BCP's years ended December 31, 1997 and 1996, respectively. The consolidated statement of cash flows for the three month period ended September 30, 1997 includes an adjustment of $365,000 to reduce cash flow from operations for the income of BCP for the three months ended September 30, 1997 which is included in the results of operations twice. Net sales and net income of BCP for the three months ended December 31, 1997 which are included in the Consolidated Statements of Income for both fiscal 1998 and 1997 were approximately $1.6 million and $365,000, respectively. Prior to November 25, 1998, BCP was a subchapter S Corporation for income tax purposes and, therefore, did not pay U.S. federal income taxes. BCP will be included in the Company's U.S. federal income tax return effective November 25, 1998. BCP's net taxable temporary differences were insignificant as of the date of the merger. BCP will operate as Uniphase Broadband Products, Inc. ("UBP").

        The Company's acquisition of Uniphase Netherlands B.V. ("UNL") was accounted for using the purchase method of accounting. Accordingly, the total purchase price was allocated to the assets acquired and liabilities assumed, including in-process research and development based on their estimated fair values using valuation methods believed to be appropriate at the time. The estimated fair value of the in-process research and development of $93.0 million was expensed in the fourth quarter of fiscal 1998 (the period in which the acquisition was consummated). Subsequent to the Securities and Exchange Commission's letter to the AICPA dated September 9, 1998, regarding its views on in-process research and development, the Company has re-evaluated its in-process research and development charge with respect to the UNL acquisition, revised the purchase price allocation and restated its financial statements. As a result, Uniphase made an adjustment to its financial statements for the year ended June 30, 1998 to decrease the amount of previously expensed in-process research and development and increase the amount capitalized as goodwill and other intangibles by $59.3 million. The financial statements for the quarter ended September 30, 1998 have been restated to reflect this change and increased amortization expense related to this additional intangible asset by $2.1 million.

        The effect of these adjustments on the consolidated financial statements are as follows (in thousands, except per share data):


                                               For the Three Months Ended
                                                  September 30, 1998
                                               As Restated   As Restated
                                                 for BCP       for UNL
                                               -----------   -----------
Selling, general and administrative.........       $8,410       $10,527
Total operating expenses....................      $14,501       $16,618
Net income..................................      $10,265        $8,148
Basic earnings per share....................        $0.26         $0.21
Dilutive earnings per share.................        $0.24         $0.19


                                                As of September 30, 1998
                                               As Restated   As Restated
                                                 for BCP       for UNL
                                               -----------   -----------
Intangible assets, including goodwill.......      $50,891      $108,074
Accumulated deficit.........................     ($75,279)     ($18,096)




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

        The components of comprehensive income, net of tax, are as follows (in thousands):

                                                 Three Months Ended
                                                    September 30,
                                                  1998          1997
                                               -----------   -----------
Net income..................................       $8,148        $6,568
Change in unrealized gain on
  available-for-sale investments............          169            27
Change in foreign currency translation......        3,513            17
                                               -----------   -----------
Comprehensive income........................      $11,830        $6,612
                                               ===========   ===========


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

                Income Taxes

        The effective tax rates used for the three-month periods ended September 30, 1998 and 1997 were 36.5% and 34.2%, respectively.

                Inventories

        Inventories consist of the following (in thousands):

                                                September   June 30,
                                                 30, 1998     1998
                                                ---------- ----------
Raw materials and purchased parts...........       $2,530     $2,865
Work in process.............................       16,021     11,998
Finished goods..............................        5,656      7,274
                                                ---------- ----------
                                                  $24,207    $22,137
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

        The effects of the Chassis acquisition on the fiscal 1999 interim consolidated statement of cash flows were as follows (in thousands):


Working capital (deficiency) acquired..............            ($41)
Property and equipment.............................              25
Intangibles........................................           2,044
                                                     ---------------
Net assets acquired................................          $2,028
                                                     ===============

Convertible debt issued............................          $1,916
Cash paid, including transaction costs.............             112
                                                     ---------------
Total purchase price...............................          $2,028
                                                     ===============


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net Sales

        In the first quarter of fiscal 1999, ended September 30, 1998, net sales were $57.4 million, which represented a $17.4 million or 44% increase over net sales of $40.0 million reported for the first quarter of fiscal 1998. The increase in net sales reflected growth in each of the Company's major product lines except Ultrapointe. The results for the first quarter of fiscal 1999 include net sales of Uniphase Netherlands and Uniphase Fiber Components which were acquired on June 9, 1998 and November 26, 1997, respectively, in transactions accounted for as purchases. Net sales increased $5.6 million or 11% over the fourth quarter of fiscal 1998 amount of $51.8 million because of the same factors. The Company's Ultrapointe division experienced a decrease in sales during the first quarter of fiscal 1999 of approximately $3.6 million from the prior calendar quarter primarily because of a downturn in the semiconductor equipment industry. Sales of Ultrapointe systems in the second quarter of fiscal 1999 are expected to be comparable to or even below amounts achieved in the first quarter of fiscal 1999. The Company is contemplating divestiture or discontinuation of its Ultrapointe division, and either outcome would cause a cessation of future Ultrapointe sales.

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

Gross Profit

In the first quarter of fiscal 1999, the Company's gross profit increased 46% to $28.5 million or 50% of net sales from $19.5 million or 49% of net sales in the same period of fiscal 1998. Gross profit increased over the first quarter of fiscal 1998 primarily due to growth in each of the Company's major telecommunications product lines. The increase in gross profit as a percent of sales over the first quarter of fiscal 1998 largely reflects improved gross margins from the Company's high volume telecommunications products and a $1.4 million reduction in excess manufacturing-related reserves, offset by the lower gross margin rates of recently acquired businesses and the effect of lower sales of the Company's Ultrapointe division.

In the first quarter of fiscal 1999, gross profit increased $5.9 million or 26% over the fourth quarter of fiscal 1998 amount of $22.6 million or 44% of net sales. The increase in gross profit as a percent of net sales reflects the aforementioned reduction of excess manufacturing-related reserves, offset by the lower gross margin rates of recently acquired businesses and the margin impact of lower sales by the Company's Ultrapointe division. Gross margin in the fourth quarter of fiscal 1998 was reduced by certain charges for the integration of Uniphase Netherlands and higher Ultrapointe inventory provisions.

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

        Research and Development

        In the first quarter of fiscal 1999, research and development (R&D) expense was $5.7 million or 10% of net sales which represented a $2.7 million or 90% increase over R&D expense of $3.0 million or 8% of net sales in the first quarter of fiscal 1998. R&D expense increased $1.1 million or 26% over R&D expense for the fourth quarter of fiscal 1998 which represented 9% of sales. The increases in R&D expenses as a percentage of net sales over the comparison periods reflect the higher R&D spending rates of recently acquired operations and certain internal start-ups.

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

        Selling, General and Administrative

        In the first quarter of fiscal 1999, selling, general and administrative (SG&A) expense was $10.5 million or 18% of net sales, which represented a $3.7 million or 54% increase over SG&A expense of $6.8 million or 17% of net sales in the first quarter of fiscal 1998. The increase in SG&A expense as a percentage of net sales from the first quarter of the prior year is primarily due to amortization of purchased intangibles arising from the UNL acquisition offset in part by the elimination of the former UTP headquarters, lower amortization resulting from the write-off of certain long-lived assets of UTP Fibreoptics in the fourth quarter of fiscal 1998, a reduction in certain accruals for employee benefit costs in the first quarter of fiscal 1999, and reduced marketing and overhead costs of the Ultrapointe division. SG&A expense decreased $12.0 million or 53% from the fourth quarter of fiscal 1998 amount of $22.5 million primarily due to certain reorganization and integration charges recorded in connection with the acquisition of Uniphase Netherlands in June 1998.

        The Company expects the amount of SG&A expenses to increase in the future, although such expenses may vary as a percentage of net sales in future periods.

        Interest and Other Income, Net

        In the first quarter of fiscal 1999, interest and other income, net was $919,000, which was comparable with interest income of $762,000 and $979,000 reported in the first and fourth quarters of fiscal 1998, respectively.


        Income Taxes

        The effective tax rate used for the first quarter of fiscal 1999 was 36.5% which is comparable to 34.2% used for the first quarter of fiscal 1998.

Liquidity and Capital Resources

        At September 30, 1998 the Company's combined balance of cash, cash equivalents and short-term investments was $107.1 million. The Company met its liquidity needs during the first quarter of fiscal 1999 primarily through cash generated from operating activities of $15.4 million. Cash provided by operating activities is primarily the result of net income before depreciation and amortization expense, and lower accounts receivable, offset in part by increases in inventories and decreases in accounts payable and accrued expenses.

        Cash used in investing activities was $29.3 million in the first quarter of fiscal 1999. The Company incurred capital expenditures of $8.5 million primarily in facilities improvements and equipment purchases to expand its manufacturing capacities primarily in its telecommunications product lines. The Company expects to continue to expand its worldwide manufacturing capacity, primarily for telecommunication products, by investing approximately $27.0 million in capital expenditures for the remainder of fiscal 1999.

        The Company generated $4.9 million from financing activities during the first quarter of fiscal 1999 from the exercise of stock options and the sale of stock through its employee stock purchase plan. In August 1998, the Company issued $1.9 million of promissory notes in connection with the acquisition of Chassis Engineering, Inc. (Chassis). The Company may be obligated to issue incremental notes totaling up to $800,000 based on certain performance criteria of Chassis over the next 9 to 18 months. See Notes to Consolidated Financial Statements.

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

        The acquisition or disposition of other businesses, products or technologies may also affect the Company's operating results in any particular quarter. For example, in the second and fourth quarters of fiscal 1998, the Company incurred charges of $6.6 million and $33.7 million, respectively for acquired in-process research and development in connection with the acquisitions of UFC and UNL. In the third quarter of fiscal 1997, the Company incurred charges of $33.3 million for acquired in-process research and development in connection with the acquisition of Uniphase Laser Enterprise (ULE). In addition, the Company incurred other charges in connection with acquisitions consummated in fiscal 1998 and 1997. The Company is contemplating divestiture or discontinuation of its Ultrapointe division, and either outcome could adversely affect the Company's net income in future periods. There can be no assurance that acquisitions or dispositions of businesses, products or technologies by the Company in the future will not result in reorganization of its operations, substantial charges or other expenses that may cause fluctuations in the Company's quarterly operating results and its cash flows.

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

        In the first quarter of fiscal 1999, CIENA Corporation accounted for 10% of net sales. CIENA accounted for approximately 11% of the Company's net sales for fiscal 1998. One additional customer, KLA-Tencor Corporation, purchased both laser subsystems and Ultrapointe systems and accounted for 11% of the Company's consolidated net sales in fiscal 1998. The loss or delay of orders from these or other OEM customers could have a materially adverse effect on the Company's business and operating results.

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


                                                Uniphase Corporation

                                                        (Registrant)

Date April 28, 1999           \s\ Anthony R. Muller
                               Anthony R. Muller, Senior Vice President and CFO (Principal Financial and Accounting Officer)