Form 10-Q/A
period 1998-12-31
UNIPHASE CORP /CA/
filed 1999-04-29
CIK 912093

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No_____
        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 26, 1999.

        Common Stock $.001 par value                           40,399,101
                Class                                       Number of Shares
Part I--FINANCIAL INFORMATION

Item 1.  Financial Statements

                                   UNIPHASE CORPORATION

                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (UNAUDITED)
                         (In thousands, except per share data)

                                       Three Months Ended    Six Months Ended
                                          December 31,          December 31,
                                      --------------------- ---------------------
                                        1998       1997        1998       1997
                                      ---------- ---------- ---------- ----------
Net sales.............................  $63,772    $45,479   $121,192    $85,501
Cost of sales.........................   33,538     23,242     62,436     43,762
                                      ---------- ---------- ---------- ----------
  Gross profit........................   30,234     22,237     58,756     41,739
                                      ---------- ---------- ---------- ----------

Operating expenses:
  Research and development............    5,785      3,359     11,448      6,368
  Royalty and license.................      498        490        926        975
  Selling, general and administrative.   11,912      7,339     22,439     14,127
  Merger costs........................    5,877         --      5,877         --
  Loss on sale of product line........      382         --        382         --
  Acquired in-process research and
    development.......................       --      6,568         --      6,568
                                      ---------- ---------- ---------- ----------
Total operating expenses..............   24,454     17,756     41,072     28,038
                                      ---------- ---------- ---------- ----------
Income from operations................    5,780      4,481     17,684     13,701
Interest and other income, net........      844        760      1,763      1,522
                                      ---------- ---------- ---------- ----------
  Income before income taxes..........    6,624      5,241     19,447     15,223
Income tax expense....................    4,223      3,979      8,898      7,393
                                      ---------- ---------- ---------- ----------
Net income ...........................   $2,401     $1,262    $10,549     $7,830
                                      ========== ========== ========== ==========

Basic earnings per share..............    $0.06      $0.04      $0.27      $0.22
                                      ========== ========== ========== ==========

Dilutive earnings per share...........    $0.06      $0.03      $0.25      $0.21
                                      ========== ========== ========== ==========

Weighted average common shares
  Outstanding.........................   39,530     35,194     39,321     34,967

Dilutive effect of stock options
  Outstanding.........................    2,728      2,705      2,781      2,766
                                      ---------- ---------- ---------- ----------
Weighted average common shares
  Outstanding, assuming dilution......   42,258     37,899     42,102     37,733
                                      ========== ========== ========== ==========

   See accompanying notes

                                   UNIPHASE CORPORATION

                               Consolidated Balance Sheets
                      (In thousands, except share and per share data)

                                                      December 31,    June 30,
                                                          1998          1998
                                                      ------------  ------------
                                                      (unaudited)
                             Assets
Current assets:
   Cash and cash equivalents.........................     $29,331       $40,525
   Short-term investments............................      84,905        54,831
   Accounts receivable, less allowances for returns
     and doubtful accounts of $871 at December 31,
     1998 and $809 at June 30, 1998..................      39,920        41,922
   Inventories.......................................      26,180        22,137
   Deferred income taxes.............................       4,321         4,321
   Refundable income taxes and other current assets..       4,898         4,859
                                                      ------------  ------------
      Total current assets...........................     189,555       168,595
Property, plant, and equipment, net..................      72,733        57,191
Intangible assets, including goodwill................     100,504       102,979
Long term deferred income taxes and other assets.....       4,483         4,106
                                                      ------------  ------------
      Total assets...................................    $367,275      $332,871
                                                      ============  ============

                  Liabilities and Stockholders' Equity
Current liabilities:
   Notes payable.....................................      $2,375        $ --
   Accounts payable..................................      22,207        15,784
   Accrued payroll and related expenses..............       8,103         7,793
   Income taxes payable..............................       2,017         7,697
   Other accrued expenses............................      11,461        15,893
                                                      ------------  ------------
      Total current liabilities......................      46,163        47,167

Accrued pension and other employee benefits..........       6,204         4,835
Other non-current liabilities........................         862           831

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $0.001 par value:
      Authorized shares - 1,000,000
      Issued and outstanding shares - 100,000 at
      December 31, and June 30, 1998.................      --            --
   Common stock, $0.001 par value
      Authorized shares - 100,000,000
      Issued and outstanding shares - 39,683,763
      at December 31, 1998 and 38,919,966 at
      June 30, 1998..................................          40            39
   Additional paid-in capital........................     325,997       307,447
   Accumulated deficit...............................     (16,217)      (26,118)
   Other stockerholders' equity......................       4,226        (1,330)
                                                      ------------  ------------
      Total stockholders' equity.....................     314,046       280,038
                                                      ------------  ------------
      Total liabilities and stockholders' equity.....    $367,275      $332,871
                                                      ============  ============

   See accompanying notes

                              UNIPHASE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (In thousands)

                                                             Six Months Ended
                                                               December 31,
                                                          ----------------------
                                                             1998        1997
                                                          ----------  ----------
Operating activities
  Net income...........................................     $10,549      $7,830
  UBP net income for the six months ended
    December 31, 1997..................................           --       (964)
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization......................      14,392       3,943
    Write-off of product line inventory and equipment..       1,977         --
    Stock compensation expense.........................         246         525
    Acquired in-process research and development.......           --      6,568
    Change in operating assets and liabilities:
       Accounts receivable.............................       2,002      (4,529)
       Inventories.....................................      (5,638)       (452)
       Deferred income taxes and other current assets..         (39)        --
       Accounts payable, accrued liabilities and
         other current liabilities.....................       6,100      12,188
                                                          ----------  ----------
Net cash provided by operating activities..............      29,589      25,109
                                                          ----------  ----------
Investing activities
  Purchase of short-term investments...................    (153,433)    (39,951)
  Proceeds from sale of short-term investments.........     123,707      37,435
  Purchase of property, plant and equipment............     (18,956)    (11,833)
  Acquisition of assets from Chassis Engineering, Inc..        (112)        --
  Acquisition of UFC...................................           --     (6,696)
  Increase in other assets.............................        (377)        (78)
                                                          ----------  ----------
Net cash used in investing activities..................     (49,171)    (21,123)
                                                          ----------  ----------
Financing activities
  Repayment of notes payable...........................           --     (6,061)
  Proceeds from issuance of common stock under
    stock option and stock purchase plans..............       9,036       3,323
  Pre-merger dividends paid on BCP stock...............        (648)       (126)
                                                          ----------  ----------
Net cash provided by (used in) financing activities....       8,388      (2,864)
                                                          ----------  ----------
Increase (decrease) in cash and cash equivalents.......     (11,194)      1,122
Cash and cash equivalents at beginning of period.......      40,525      29,727
                                                          ----------  ----------
Cash and cash equivalents at end of period.............     $29,331     $30,849
                                                          ==========  ==========
SUPPLEMENTAL CASH FLOW INFORMATION
     Tax benefits from stock option and stock
        purchase plans.................................      $8,189      $6,854
     Issuance of notes payable.........................      $2,375        $--

     See accompanying notes

                             UNIPHASE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

        On November 25, 1998, the Company acquired Broadband Communications Products, Inc. ("BCP") in a pooling of interests transaction. The Company exchanged 729,510 shares of common stock for all the outstanding shares of BCP common stock and reserved 418,482 shares for issuance on exercise of BCP options assumed by the Company. Merger related expenses during the second quarter of fiscal 1999 totaled $5.9 million primarily for legal and accounting services and fees paid to BCP's financial advisors. The financial information for the three and six month periods ended December 31, 1997 and at June 30, 1998 has been restated to include the financial position, results of operations and cash flows of BCP for the corresponding periods. There were no transactions between BCP and the Company prior to the combination and no significant adjustments were necessary to conform BCP's accounting policies. Because of differing year ends, financial information relating to Uniphase's fiscal years ended June 30, 1997 and 1996 has been combined with financial information relating to BCP's years ended December 31, 1997 and 1996, respectively. The consolidated statement of cash flows for the six month period ended December 31, 1997 includes an adjustment of $964,000 to reduce cash flow from operations for the income of BCP for the six months ended December 31, 1997 which is included in the results of operations twice. Net sales and net income of BCP for the six months ended December 31, 1997 which are included in the Consolidated
Statements of Income for both fiscal 1998 and 1999 were approximately $4.1 million and $964,000, respectively. Prior to November 25, 1998, BCP was a subchapter S Corporation for income tax purposes and, therefore, did not pay U.S. federal income taxes. BCP will be included in the Company's U.S. federal income tax return effective November 25, 1998. BCP's net taxable temporary differences were insignificant as of the date of the merger. BCP will operate as Uniphase Broadband Products, Inc. ("UBP").

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

Restatement of Financial Statements

        The Company's acquisition of Uniphase Netherlands B.V. ("UNL") was accounted for using the purchase method of accounting. Accordingly, the total purchase price was allocated to the assets acquired and liabilities assumed, including in-process research and development based on their estimated fair values using valuation methods believed to be appropriate at the time. The estimated fair value of the in-process research and development of $93.0 million was expensed in the fourth quarter of fiscal 1998 (the period in which the acquisition was consummated). Subsequent to the Securities and Exchange Commission's letter to the AICPA dated September 9, 1998, regarding its views on in-process research and development, the Company has re-evaluated its in-process research and development charge with respect to the UNL acquisition, revised the purchase price allocation and restated its financial statements. As a result, Uniphase made an adjustment to its financial statements for the year ended June 30, 1998 to decrease the amount of previously expensed in-process research and development and increase the amount capitalized as goodwill and other intangibles by $59.3 million. The financial statements as of December 31, 1998 have been restated to reflect this change and amortization expense for the quarter and six-month periods have been increased by $2.1 million and $4.2 million, respectively.

        The effects of these adjustments on the previously reported consolidated financial statements are as follows (in thousands, except per share data):


                                       For the Three Months Ended         For the Six Months Ended
                                             December 31, 1998                 December 31, 1998
                                      As Restated      As Restated      As Restated      As Restated
                                         for BCP         for UNL           for BCP         for UNL
                                     --------------- ---------------   --------------- ---------------
Selling, general and administrative..        $9,795         $11,912           $18,205         $22,439
Total operating expenses.............       $22,337         $24,454           $36,838         $41,072
Net income...........................        $4,518          $2,401           $14,783         $10,549
Basic earnings per share.............         $0.11           $0.06             $0.38           $0.27
Dilutive earnings per share..........         $0.11           $0.06             $0.35           $0.25


                                         As of December 31, 1998
                                      As Restated      As Restated
                                         for BCP         for UNL
                                     --------------- ---------------
Intangible assets, including goodwill       $45,438        $100,504
Accumulated deficit..................      ($71,283)       ($16,217)


Impact of Recently Issued Accounting Standards

       The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," as of the first quarter of fiscal 1999. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its unrealized gain on available-for-sale investments and foreign currency translation adjustments. These components of comprehensive income are included in other stockholders' equity on the accompanying consolidated balance sheets.

        The components of comprehensive income, net of tax, are as follows (in thousands):

                                               Three Months Ended    Six Months Ended
                                                   December 31,         December 31,
                                                 1998      1997       1998      1997
                                               --------- ---------  --------- ---------
Net income..................................     $2,401    $1,262    $10,549    $7,830
Change in unrealized gain on
  available-for-sale investments............         66        (2)       235        25
Change in foreign currency translation......          2       (16)     3,515         1
                                               --------- ---------  --------- ---------
Comprehensive income........................     $2,469    $1,244    $14,299    $7,856
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

Income Taxes

        The effective tax rates used for the second quarter and the first six months of fiscal 1999 were 63.8% and 45.8% compared to 75.9% and 48.6% used in the same periods of fiscal 1998. Decreases in the effective tax rate were primarily attributable to an increase in foreign earnings taxed at a lower rate and the exclusion of taxable income derived from UPB as a Subchapter S Corporation through November 24, 1998. The fiscal 1999 provision for income taxes excludes any effect from non-deductible merger costs incurred in connection with the acquisition of UBP, whereas fiscal 1998 amounts exclude any effect from non-deductible acquired in-process research and development expenses.

Inventories

        Inventories consist of the following (in thousands):

                                                 December   June 30,
                                                 31, 1998     1998
                                                ---------- ----------
Raw materials and purchased parts...........       $6,077     $2,865
Work in process.............................       13,768     11,998
Finished goods..............................        6,335      7,274
                                                ---------- ----------
                                                  $26,180    $22,137
                                                ========== ==========


Acquisition of Assets from Chassis Engineering Inc.

        In August 1998, the company acquired certain assets including inventories, production equipment and certain trade liabilities of Chassis Engineering Inc. ("Chassis") for $70,000 in cash and convertible debt of $2.73 million. Chassis designs, develops, markets and manufactures packaging solutions for fiber optic and other high performance components. The convertible debt is composed of a discounted $1.92 million demand obligation and two performance-based instruments totaling $800,000 that become due upon achieving certain milestones over the ensuing 9 to 18 months. The Company recorded an increase of $500,000 to the demand obligation during the quarter ended December 31, 1998 to reflect satisfaction of the first Chassis milestone. The convertible debt bears interest at 5.48% and the principal can be exchanged for newly issued shares of Uniphase common stock at a price of $55.083 per share. The convertible debt is secured by a letter of credit issued against the Company's unused revolving bank line of credit.

        The effects of the Chassis asset purchase on the fiscal 1999 interim consolidated statement of cash flows were as follows (in thousands):


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

        Gross Profit

        In the second quarter of fiscal 1999, the Company's gross profit increased 36% to $30.2 million or 47% of net sales from gross profit of $22.2 million or 49% of net sales in the same period of fiscal
1998. Gross margin as a percentage of net sales for the quarter declined as compared to the prior year because of the charge resulting from the disposal of Ultrapointe assets. Gross margin for the second quarter increased due to a $1.1 million decrease in certain inventory reserves, offset by a $1.0 million increase in reserve provisions related to certain new products shipped to customers. For the first six months of fiscal 1999, gross profit increased 41% to $58.8 million or 48% of net sales from $41.7 million or 49% of net sales in the same period of fiscal 1998. The increase in gross profit over fiscal 1998 for the six-month period is due to increased sales of certain telecommunications products and a $1.4 million reduction in excess manufacturing related reserves (in addition to the aforementioned reserve changes in the second quarter), offset by the lower gross margin rates of certain businesses acquired in fiscal 1998. Gross profit increased $1.7 million or 6% over the first quarter of fiscal 1999 when it represented 50% of net sales.

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

        Selling, General and Administrative

        In the second quarter of fiscal 1999, selling, general and administrative (SG&A) expense was $11.9 million or 19% of net sales, which represented a $4.6 million or 62% increase over SG&A expense of $7.3 million or 16% of net sales in the second quarter of fiscal 1998. For the first six months of fiscal 1999, SG&A expense was $22.4 million or 19% of net sales which represented a $8.3 million or 59% increase over SG&A expense of $14.1 million or 17% of net sales in the same period of fiscal 1998. SG&A expense increased $1.4 million or 13% over the first quarter of fiscal 1999 amount of $10.5 million or 18% of net sales. Increases in SG&A expense in absolute dollars and as a percentage of net sales were due to increases of $3.4 million and $10.5 million for the quarter and six month periods compared to the prior year in amortization of intangible assets resulting from recent business acquisitions and higher costs to support certain telecommunications products. These increases were partially offset by the elimination of certain costs attributable to the UTP headquarters and the write-off of certain long lived assets at UTP-Fibreoptics in the fourth quarter of fiscal 1998 as well as reduced marketing and overhead costs for the Ultrapointe product line.

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

        Income Taxes

        The effective tax rates for the second quarter and the first six months of fiscal 1999 were 63.8% and 45.8% compared to 75.9% and 48.6% used in the same periods of fiscal 1998. Decreases in the effective tax rates were primarily attributable to an increase in foreign earnings taxed at a lower rate and the exclusion of taxable income derived from UBP as a Subchapter S Corporation through November 24, 1998. The fiscal 1999 provision for income taxes excludes the effect of non-deductible merger costs incurred in connection with the acquisition of UBP, whereas fiscal 1998 amounts exclude the effect of non-deductible acquired in-process research and development expenses.

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

        The Company generated $8.4 million from financing activities during fiscal 1999 resulting from the exercise of stock options and the sale of stock through an employee stock purchase plan. Cash used for financing activities relates to dividends of $648,000 paid to the former shareholders of BCP prior to its acquisition by the Company on November 25, 1998.

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

        In connection with the acquisition of UNL in June 1998, the Company may be obligated for additional consideration and interest thereon in the form of the Company's common stock with a maximum value of 458 million Dutch Guilders (approximately $285 million). The number of shares of common stock to be issued for the contingent consideration is dependent upon the unit shipments of certain UNL products during the four-year period ending June 30, 2002 and the price of the Company's common stock at the time the contingent consideration is determined. The contingent consideration will be recorded as additional acquisition cost in the Company's financial statements at the time payment of such amounts is probable. As of December 31, 1998 the Company is not obligated to recognize any contingent consideration resulting from the UNL acquisition.

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

        Our Quarterly Operating Results are Uncertain and May Vary

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

        Be advised that future mergers, acquisitions or dispositions of businesses, products or technologies by the Company may result in substantial charges or other expenses that may cause fluctuations in the Company's quarterly operating results. The mergers, acquisition or disposition of other businesses, products or technologies may also affect the Company's operating results in any particular quarter. For example, the Company has recorded significant acquisition or disposition-related charges in each of its fiscal years since 1995. In the second quarter of fiscal 1999, we recorded charges of $5.9 million in connection with our merger with UBP and charges of $1.6 million and $382,000 for inventory and asset write-offs associated with the sale of the Ultrapointe product line, respectively. In the second and fourth quarters of fiscal 1998, we incurred charges of $6.6 million and $33.7 million, respectively, for acquired in-process research and development in connection with the acquisition of UFC and UNL. In the third quarter of fiscal 1997, we incurred charges of $33.3 million for acquired in-process research and development in connection with the acquisition of ULE. In addition, we incurred other charges in connection with acquisitions completed in fiscal 1999, 1998 and 1997. Be advised that future mergers, acquisitions or dispositions of businesses, products or technologies by the Company may result in reorganization of its operations, substantial charges or other expenses that may cause fluctuations in the Company's quarterly operating results and its cash flows.

        Our Acquisitions and Growth Strategies May Create Risks to our
Business

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

        In March 1997, the Company acquired ULE, which manufactures our 980-nm pump lasers for optical amplifiers. In June 1998, we acquired UNL which manufactures our source lasers, external modulators and optical amplifiers. In the case of both acquisitions, we acquired businesses that had previously been engaged primarily in research and development and that needed to make the transition from a research activity to a commercial business with sales and profit levels that are consistent with our overall financial goals for the Company. This transition has not yet been completed at UNL, which continues to operate at higher expense levels and lower gross margins than those required to meet our profitability goals. As previously discussed in this Form 10-Q, we have also signed a Merger Agreement, providing for the pending combination with JDS-Fitel, Inc. of Ottawa, Canada. In addition, in November 1998, the Company acquired Broadband Communications Products, Inc. and in August 1998, acquired certain assets of Chassis. The success of each of these mergers and acquisitions will depend upon our ability to manufacture and sell high power lasers and other components, modules and subsystems used in wavelength division multiplexing applications and continued demand for these acquired products by telecommunications and CATV customers. Our ability to manage our growth effectively depends upon the integration into the Company of the merged and acquired entities operations, products and personnel, the retention of key personnel of the merged and acquired entities and the expansion of our financial and management controls and reporting systems and procedures. The Company cannot assure that we will successfully manufacture and sell these products or successfully manage such growth, and failure to do so could have a material adverse effect on the Company's business, financial condition and operating results. Since 1997, when we acquired ULE, we have increased our marketing, customer support and administrative functions to support an increased level of operations primarily from our telecommunications products. The Company cannot and does not assure success in creating this infrastructure nor can it or will it ensure any increase in the level of its sales and operations through its new products. We commenced and developed start-up operations at UTP in 1996 to penetrate CATV markets, and at UNC in 1998 to develop and market a line of complementary optical components for our telecommunications customers. In each case, we hired development, manufacturing and other staff in anticipation of developing and selling new products. The Company cannot and will not assure that its operations will achieve levels sufficient to justify the increased expense levels associated with these new businesses.

        We are Dependent on a Limited Number of Customers

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

        Year 2000

        We are aware of the risks associated with the operation of information technology ("IT") and non-information technology ("non-IT") systems as the millennium (year 2000) approaches. The "Year 2000" problem is pervasive and complex, and may affect many IT and non-IT systems. The Year 2000 problem results from the rollover of the two digit year value from "99" to "00". Systems that do not properly recognize such date-sensitive information could generate erroneous data or fail. In addition to our own systems we rely on external systems, of our customers, suppliers, creditors, financial organizations, utilities providers and government entities, both domestic and international (which we collectively refer to as "Third Parties"). Consequently, we could be affected by disruptions in the operations of Third Parties with which we interact. Furthermore, as customers expend resources to correct their own systems, they may reduce their purchasing frequency and volume of our products.

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

        European Currency Change

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

        Our Common Stock Price May be Volatile

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


Item 5.  Other Information

        None

Item 6.  Exhibits and Reports on Form 8-K

        a) Exhibits

          3(i) (b) (2) Amended and Restated Certificate of Incorporation*

          27.    Financial Data Schedule

        b)  Reports on Form 8-K

          1) Report on Form 8-K as filed on January 7, 1999 and
          2) Report on Form 8-K/A as filed on April 26, 1999


*As previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1998.



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