Form 10-Q
period 1999-03-31
UNIPHASE CORP /CA/
filed 1999-05-04
CIK 912093

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549
'                        ----------------------------------

                                     FORM 10-Q

(Mark One)
        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended                  March 31, 1999

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

Yes   X    No_____
        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1999.

        Common Stock $.001 par value                             40,400,601
                Class                                         Number of Shares
Part I--FINANCIAL INFORMATION

Item 1.  Financial Statements

                             UNIPHASE CORPORATION

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                   (In thousands, except per share data)

                                        Three Months Ended     Nine Months Ended
                                             March 31,             March 31,
                                      --------------------- ---------------------
                                      1999       1998            1999       1998
                                      ---------- ---------- ---------- ----------
Net sales.............................  $74,502    $47,922   $195,694   $133,423
Cost of sales.........................   36,271     23,183     98,707     66,945
                                      ---------- ---------- ---------- ----------
  Gross profit........................   38,231     24,739     96,987     66,478
                                      ---------- ---------- ---------- ----------

Operating expenses:
  Research and development............    7,326      4,050     18,774     10,418
  Selling, general and administrative.    9,076      7,083     24,539     21,293
  Amortization of purchased
    intangibles.......................    3,905        457     11,807      1,349
  Merger costs........................       --         --      5,877         --
  Loss on sale of product line........      500         --        882         --
  Acquired in-process research and
    development.......................       --         --        --       6,568
                                      ---------- ---------- ---------- ----------
Total operating expenses..............   20,807     11,590     61,879     39,628
                                      ---------- ---------- ---------- ----------
Income from operations................   17,424     13,149     35,108     26,850
Interest and other income, net........      885        749      2,648      2,271
                                      ---------- ---------- ---------- ----------
  Income before income taxes..........   18,309     13,898     37,756     29,121
Income tax expense....................    5,539      4,635     14,437     12,028
                                      ---------- ---------- ---------- ----------
Net income ...........................  $12,770     $9,263    $23,319    $17,093
                                      ========== ========== ========== ==========

Basic earnings per share..............    $0.32      $0.26      $0.59      $0.49
                                      ========== ========== ========== ==========

Dilutive earnings per share...........    $0.29      $0.24      $0.55      $0.45
                                      ========== ========== ========== ==========

Weighted average common shares
  Outstanding.........................   40,038     35,489     39,556     35,139

Dilutive effect of stock options
  Outstanding.........................    3,366      2,697      3,103      2,689
                                      ---------- ---------- ---------- ----------
Weighted average common shares
  Outstanding, assuming dilution......   43,404     38,186     42,659     37,828
                                      ========== ========== ========== ==========

   See accompanying notes to condensed consolidated financial statements.

                            UNIPHASE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                      March 31,     June 30,
                                                      1999          1998
                                                      ------------  ------------
                                                      (unaudited)
                             Assets
Current assets:
   Cash and cash equivalents.........................     $31,319       $40,525
   Short-term investments............................      81,775        54,831
   Accounts receivable, less allowances for returns
     and doubtful accounts of $888 at March 31,
     1999 and $809 at June 30, 1998..................      51,773        41,922
   Inventories.......................................      26,680        22,137
   Deferred income taxes.............................       4,321         4,321
   Refundable income taxes and other current assets..       6,037         4,859
                                                      ------------  ------------
      Total current assets...........................     201,905       168,595
Property, plant, and equipment, net..................      79,800        57,191
Intangible assets, including goodwill................      93,540       102,979
Long-term deferred income taxes and other assets.....       7,627         4,106
                                                      ------------  ------------
      Total assets...................................    $382,872      $332,871
                                                      ============  ============

                  Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable..................................     $19,566       $15,784
   Accrued payroll and related expenses..............       8,443         7,793
   Income taxes payable..............................         269         7,697
   Other accrued expenses............................      11,650        15,893
                                                      ------------  ------------
      Total current liabilities......................      39,928        47,167

Accrued pension and other employee benefits..........       6,408         4,835
Other non-current liabilities........................       1,221           831

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $0.001 par value:
      Authorized shares - 1,000,000
      Issued and outstanding shares - 100,000 at
      March 31, 1999 and June 30, 1998...............      --            --
   Common stock, $0.001 par value
      Authorized shares - 100,000,000
      Issued and outstanding shares - 40,386,601
      at March 31, 1999 and 38,919,966 at
      June 30, 1998..................................          40            39
   Additional paid-in capital........................     340,655       307,447
   Accumulated deficit...............................      (3,447)      (26,118)
   Other stockholders' equity........................      (1,933)       (1,330)
                                                      ------------  ------------
      Total stockholders' equity.....................     335,315       280,038
                                                      ------------  ------------
      Total liabilities and stockholders' equity.....    $382,872      $332,871
                                                      ============  ============

   See accompanying notes to condensed consolidated financial statements.

                            UNIPHASE CORPORATION

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                              (In thousands)

                                                              Nine Months Ended
                                                                  March 31,
                                                          ----------------------
                                                          1999        1998
                                                          ----------  ----------
Operating activities
  Net income............................................    $23,319     $17,093
  UBP net income for the six months ended
    December 31, 1997...................................          --       (964)
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization.......................     22,058       6,128
    Write-off of product line inventory and equipment...      2,477         --
    Stock compensation expense..........................        369         787
    Acquired in-process research and development........          --      6,568
    Change in operating assets and liabilities:
       Accounts receivable..............................     (9,851)    (10,334)
       Inventories......................................     (6,138)     (1,028)
       Deferred income taxes and other current assets...     (1,178)        673
       Accounts payable, accrued liabilities and
         other current liabilities......................      9,353      18,959
                                                          ----------  ----------
Net cash provided by operating activities...............     40,409      37,882
                                                          ----------  ----------
Investing activities
  Purchase of short-term investments....................   (173,449)    (52,204)
  Proceeds from sale of short-term investments..........    146,746      57,298
  Purchase of property, plant and equipment.............    (32,460)    (18,842)
  Costs incurred in connection with proposed JDS merger.     (3,470)        --
  Acquisition of UFC....................................          --     (6,696)
  Other purchase accounting transactions................       (210)        --
  Increase in other assets..............................        (51)       (287)
                                                          ----------  ----------
Net cash used in investing activities...................    (62,894)    (20,731)
                                                          ----------  ----------
Financing activities
  Repayment of notes payable............................          --     (6,061)
  Proceeds from issuance of common stock under
        stock option and stock purchase plans...........     13,927       5,056
  Pre-merger dividends paid on BCP stock................       (648)       (126)
                                                          ----------  ----------
Net cash provided by (used in) financing activities.....     13,279      (1,131)
                                                          ----------  ----------
Increase (decrease) in cash and cash equivalents........     (9,206)     16,020
Cash and cash equivalents at beginning of period........     40,525      29,727
                                                          ----------  ----------
Cash and cash equivalents at end of period..............    $31,319     $45,747
                                                          ==========  ==========
SUPPLEMENTAL CASH FLOW INFORMATION
     Tax benefits from stock option and stock
        purchase plans..................................    $14,189      $9,376


   See accompanying notes to condensed consolidated financial statements.

                              UNIPHASE CORPORATION

          NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Business Activities and Basis of Presentation

        The financial information at March 31, 1999 and for the three and nine month periods ended March 31, 1999 and 1998 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such information does not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. For further information, refer to the Consolidated Financial Statements and footnotes thereto included or incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

        The results for the three and nine month periods ended March 31, 1999 may not be indicative of results for the fiscal year ending June 30, 1999 or any future period.

Recent Events

        On January 28, 1999, Uniphase agreed to merge with JDS FITEL, Inc. (Toronto: JDS) in a merger of equals. The combined company would have a total market value of US $6.1 billion based on the January 27, 1999 closing prices of each company's stock. After the merger, the combined company will be named JDS Uniphase Corporation.

        Under the terms of the agreement, JDS FITEL shareholders resident in Canada will be entitled to receive 0.50855 shares of exchangeable stock of JDS Uniphase Canada, a wholly owned subsidiary of Uniphase, or, at their option,
0.50855 shares of Uniphase Corporation, for each JDS FITEL share they hold. The exchangeable shares are the economic and voting equivalent of Uniphase common stock and will be exchangeable on a one-for-one basis at any time. The current stockholders and JDS FITEL's current shareholders will each own approximately 50 percent of the combined company following the merger. The structure of the transaction is expected to provide the opportunity for a tax-free exchange for Canadian holders of JDS FITEL stock. The completion of the merger is conditioned upon regulatory approvals, as well as approvals by stockholders and JDS FITEL's shareholders.

        The Company anticipates recording a charge of approximately $180 million for acquired in- process research and development upon closing of the merger as well as amortization of goodwill and other intangibles in excess of $3.2 billion over a five year period following the merger, thereby resulting in net losses for the foreseeable future.

        On November 25, 1998, the Company acquired Broadband Communications Products, Inc. ("BCP") in a pooling of interests transaction. The Company exchanged 729,510 shares of common stock for all the outstanding shares of BCP common stock and reserved 418,482 shares for issuance on exercise of BCP options assumed by the Company. Merger related expenses during the second quarter of fiscal 1999 totaled $5.9 million primarily for legal and accounting services and fees paid to BCP's financial advisors. The financial information for the three and nine month periods ended March 31, 1998 and at June 30, 1998 has been restated to include the financial position, results of operations and cash flows of BCP for the corresponding periods. There were no transactions between BCP and the Company prior to the combination and no significant adjustments were necessary to conform BCP's accounting policies. Because of different fiscal year ends, financial information related to Uniphase's fiscal years ended June 30, 1997 and 1996 has been combined with financial information relating to BCP's years ended December 31, 1997 and 1996, respectively. The consolidated statement of cash flows for the nine month period ended March 31, 1998 includes an adjustment of $964,000 to reduce cash flow from operations for the income of BCP for the six months ended December 31, 1997 which is included in the results of operations twice. Net sales and net income of BCP for the six months ended December 31, 1997 which are included in the Consolidated Statements of Operations for both fiscal 1998 and 1997 were approximately $4.1 million and $964,000, respectively. Prior to November 25, 1998, BCP was a subchapter S Corporation for income tax purposes, and therefore, did not pay U.S. federal income taxes. BCP will be included in the Company's U.S. federal income tax return effective November 25, 1998. BCP's net taxable temporary differences were insignificant as of the date of the merger. BCP will operate as Uniphase Broadband Products, Inc. ("UBP").

        On December 31, 1998, the Company sold substantially all of the asses of its Ultrapointe subsidiary to KLA-Tencor Corporation . The Company recorded unusual charges to cost of sales and operating expenses of $1.6 million and $882,000 respectively, in connection with the KLA-Tencor transaction during the first nine months ended of fiscal 1999.

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

        The components of comprehensive income, net of tax, are as follows (in thousands):

                                        Three Months Ended   Nine Months Ended
                                             March 31,            March 31,
                                          1999      1998       1999      1998
                                        --------- ---------  --------- ---------
Net income.............................  $12,770    $9,263    $23,319   $17,093
Change in unrealized gain on
  available-for-sale investments.......      (68)        3        167        28
Change in foreign currency translation.   (4,102)     (391)      (587)     (390)
                                        --------- ---------  --------- ---------
Comprehensive income...................   $8,600    $8,875    $22,899   $16,731
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

Reclassifications

        The Company separately classified amortization of goodwill and other identified intangible assets arising from transactions accounted for as purchases and has included royalty and license costs as selling, general and administrative expense on the Consolidated Statement of Operations. For comparative purposes, amounts in the prior year have been reclassified to conform to the current period presentation.

Income Taxes

        The effective tax rates used for the third quarter and the first nine months of fiscal 1999 were 30.3% and 38.2% compared to 33.4% and 41.3% used in the same periods of fiscal 1998. Decreases in the effective tax rate were primarily attributable to an increase in foreign earnings taxed at a lower rate that are permanently re- invested offshore. The fiscal 1999 provision for income taxes excludes any effect from non-deductible merger costs incurred in connection with the acquisition of UBP, whereas fiscal 1998 amounts exclude any effect from non-deductible acquired in-process research and development expenses originating from the acquisition of UFC.

Inventories

        Inventories consist of the following (in thousands):

                                                March 31,   June 30,
                                                   1999       1998
                                                ---------- ----------
Raw materials and purchased parts...........       $7,734     $2,865
Work in process.............................       12,241     11,998
Finished goods..............................        6,705      7,274
                                                ---------- ----------
                                                  $26,680    $22,137
                                                ========== ==========

Acquisition of Assets from Chassis Engineering Inc.

        In August 1998, the Company acquired certain assets including inventories and production equipment and certain trade liabilities of Chassis Engineering Inc. ("Chassis") for $70,000 in cash and convertible debt of $2.73 million. Chassis designs, develops, markets and manufactures packaging solutions for fiber optic and other high performance components. In February 1999, the holder tendered $2.4 million of the convertible debt for 44,115 shares of common stock.

        The remaining $300,000 convertible instrument will become due upon achieving certain milestones over the ensuing 9 months, bear interest at 5.48% and the principal can be exchanged for newly issued shares of Uniphase common stock at a price of $55.083 per share.

        The effects of the Chassis asset purchase on the fiscal 1999 interim consolidated statement of cash flows were as follows (in thousands):


Working capital (deficiency) acquired..............            ($41)
Property and equipment.............................              25
Intangibles........................................           2,533
                                                     ---------------
Net assets acquired................................          $2,517
                                                     ===============

Convertible debt issued............................          $2,405
Cash paid, including transaction costs.............             112
                                                     ---------------
Total purchase price...............................          $2,517
                                                     ===============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                            UNIPHASE CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

Results of Operations

        Recent Events

        On January 28, 1999, the Company agreed to merge with JDS FITEL, Inc. (Toronto: JDS) in a merger of equals. The combined company would have a total market value of US $6.1 billion based on the January 27, 1999 closing prices of each company's stock. After the merger, the combined company will be named JDS Uniphase Corporation. Under the terms of the agreement, JDS FITEL shareholders resident in Canada will be entitled to receive 0.50855 shares of exchangeable stock of JDS Uniphase Canada, a wholly owned subsidiary of Uniphase, or, at their option, 0.50855 shares of Uniphase Corporation, for each JDS FITEL share they hold. The exchangeable shares are the economic and voting equivalent of Uniphase common stock and will be exchangeable on a one-for-one basis at any time. The current stockholders and JDS FITEL shareholders will each own approximately 50 percent of the combined company following the merger. The structure of the transaction is expected to provide the opportunity for a tax-free exchange for Canadian holders of JDS FITEL stock. The completion of the merger is conditioned upon regulatory approvals, as well as approvals by our stockholders and JDS FITEL shareholders. JDS Uniphase Corporation will be quoted on the Nasdaq National Market and will reports its financial result in U.S. dollars. JDS Uniphase will be led by an integrated executive team from both companies, Kevin Kalkhoven from Uniphase will be Co-chairman and Chief Executive Officer. Jozef Straus from JDS FITEL will become Co-chairman, President and Chief Operating Officer. Both companies will each nominate one half of the board. The Company anticipates recording a charge of approximately $180 million for acquired in-process research and development upon closing of the merger as well as amortization of goodwill and other intangibles in excess of $3.2 billion over a five year period following the merger, thereby resulting in net losses for the foreseeable future.

        On November 25, 1998, the Company acquired Broadband Communications Products, Inc. ("BCP") in a transaction accounted for as a pooling of interests. See Notes to Interim Consolidated Financial Statements. BCP will operate as Uniphase Broadband Products, Inc. ("UBP"). UBP manufactures high-speed and high-bandwidth fiber optic products including transmitters, receivers and multiplexers used to extend the reach of fiber optic transmission into metropolitan and local access networks. Results for fiscal 1999 include $5.9 million of costs associated with the merger.

        On December 31, 1998, the company sold substantially all of the assets of its Ultrapointe subsidiary to KLA-Tencor Corporation and has recognized a pre-tax charge of $882,000 and a charge to cost of sales of $1.6 million in connection with the transaction during the first nine months of fiscal 1999.

        Net Sales

        In the third quarter of fiscal 1999, ended March 31, 1999, net sales were $74.5 million, which represented a $26.6 million or 55% increase over net sales of $47.9 million reported for the third quarter of fiscal 1998. For the first nine months of fiscal 1999, net sales were $195.7 million, which represented a $62.3 million or 47% increase over net sales of $133.4 million in the same period of fiscal 1998. Increases in net sales from each of the Company's major telecommunications product lines and net sales generated by Uniphase Netherlands (UNL), which was acquired in June 1998 in a transaction accounted for as a purchase, contributed to the growth in net sales over the comparable quarter and nine month periods of fiscal 1998. The increase in net sales was offset by a reduction in sales of Ultrapointe products due to the sale of the product line at the end of the second quarter of fiscal 1999. Net sales increased $10.7 million or 17% over the second quarter of fiscal 1999 amount of $63.8 million because of the same factors.

        Results for the three and nine-month periods ended March 31, 1999 are not considered indicative of the results to be expected for any future period or for the entire year. In addition, there can be no assurance that the market for the Company's products will grow in future periods at its historical percentage rate or that certain market segments will not decline. Further, there can be no assurance that the Company will be able to increase or maintain its market share in the future or to achieve historical growth rates.

        Gross Profit

        In the third quarter of fiscal 1999, the Company's gross profit increased 55% to $38.2 million or 51% of net sales from $24.7 million or 52% of net sales in the same period of fiscal 1998. Gross margin as a percentage of net sales for the quarter declined as compared to the prior year due to the costs of qualifying certain new telecommunications products in the third quarter of fiscal 1999 and a reduction to certain inventory reserves in fiscal 1998 totaling $1.0 million. For the first nine months of fiscal 1999, gross profit increased 46% to $97.0 million or 50% of net sales from $66.5 million or 50% of net sales in the same period of fiscal 1998. Gross profit for the nine-month period includes a $1.6 million charge to cost of sales in the second quarter of fiscal 1999 resulting from the sale of Ultrapointe assets to KLA-Tencor Corporation. Gross profit increased $8.0 million or 26% over the second quarter of fiscal 1999 due to a combination of growth in certain telecommunications product lines with high gross margins offset by a cessation of gross profits as a result of the sale of the Ultrapointe product line that generated lower gross margins.

        There can be no assurance that the Company will be able to maintain its gross margin at current levels in future periods. In addition, the cessation in gross profits due to the sale of the Ultrapointe product line may not be offset by an increase in gross profit from the sale of other products. The Company expects that there will continue to be periodic fluctuations in its gross margin resulting from changes in its sales and product mix, competitive pricing pressures, higher cost resulting from new production facilities, manufacturing yields, acquisitions of businesses that may have different margins than the Company, inefficiencies associated with new product introductions, and a variety of other factors.

        Research and Development

        In the third quarter of fiscal 1999, research and development (R&D) expense was $7.3 million or 10% of net sales which represented a $3.3 million or 81% increase over R&D expense of $4.1 million or 8% of net sales in the third quarter of fiscal 1998. For the first nine months of fiscal 1999, research and development expense was $18.8 million or 10% of net sales which represented a $8.4 million or 80% increase over the same period in fiscal 1998. The increase in R&D expense is primarily due to increased expenditures associated with the continued development and enhancement of the Company's telecommunications and fiber optic product lines and the addition of Uniphase Netherlands in June 1998. R&D expense increased $1.5 million or 27% over the second quarter of fiscal 1999 resulting from increases in development costs for telecommunications products, offset in part by the cessation of R&D expenses from Ultrapointe systems.

        The Company anticipates that R&D expense will continue to increase in dollar amounts in future periods, although R&D expense may fluctuate as a percentage of net sales. In addition, there can be no assurance that expenditures for R&D will be successful or that improved processes or commercial products will result from these projects.

        Selling, General and Administrative

        In the third quarter of fiscal 1999, selling, general and administrative (SG&A) expense was $9.1 million or 12% of net sales, which represented a $2.0 million or 28% increase from SG&A expense of $7.1 million or 15% of net sales in the third quarter of fiscal 1998. For the first nine months of fiscal 1999, SG&A expense was $24.5 million or 13% of net sales which represented a $3.2 million or 15% increase over SG&A expense of $21.3 million or 16% of net sales in the same period of fiscal 1998. The dollar increase in SG&A expense for both the third quarter and first nine-months of fiscal 1999 as compared to the prior year is primarily due to higher sales and marketing costs to support telecommunications and CATV products and the addition of UNL in June 1998 offset by a reduction in SG&A expense of the Ultrapointe product line.

        The Company expects SG&A expenses to increase in the future, although such expense may vary as a percentage of sales.

        Amortization of Purchased Intangibles

        Since fiscal 1995, the Company has entered into several strategic acquisitions that generated approximately $115.0 million in identified intangibles (primarily developed technology) and goodwill. In the third quarter of fiscal 1999, amortization of purchased intangibles ("API") was $3.9 million or 5% of net sales, which represented a $3.4 million or 754% increase from API expense of $457,000 or 1% of net sales in the third quarter of fiscal 1998. For the first nine months of fiscal 1999, API was $11.8 million or 6% of net sales which represented a $10.5 million or 775% increase over API of $1.3 million or 1% of net sales in the same period of fiscal 1998. The increase in API is primarily due to the intangible assets generated from the acquisition of UNL in June 1998 and the purchase of certain assets from Chassis
Engineering in September 1998. API for the third quarter was comparable to API of $4.0 million in the second quarter of fiscal 1999.

        The Company anticipates that API will significantly increase in amounts upon closing of its contemplated merger with JDS FITEL, Inc. and, as a result, the Company expects to generate net losses for the foreseeable future. Additionally, future API could change due to other acquisitions or impairment of existing identified intangible assets and goodwill.


         Other Operating Expenses

        In the third quarter of fiscal 1999, the Company revised its estimate of the costs recorded upon the sale of Ultrapointe assets resulting in an operating charge of $500,000 in the quarter. In the second quarter of fiscal 1999, the Company recorded pre-tax merger related costs of $5.9 million in connection with the acquisition of UBP in a transaction accounted for a pooling of interests and a pre- tax loss of $382,000 on the disposal of substantially all the assets of its Ultrapointe product line. In the second quarter of fiscal 1998, the Company recorded a pre-tax charge of $6.6 million related to acquired in-process research and development charges in connection with its acquisition of Indx Pty Ltd. of Australia.

        Current Status of Acquired In-process Research and Development.

        In fiscal 1998, the Company incurred charges for in-process research and development of $40.3 million related to the acquisition of UNL from Philips ($33.7 million) and UFC from AP ($6.6 million). In fiscal 1997, the Company incurred a charge for in-process research and development of $33.3 million related to the acquisition of the assets of ULE from IBM.

        The Company periodically reviews the stage of completion and likelihood of success of each of the in-process research and development projects. The current status of the in-process research and development projects for each acquisition are as follows:

Uniphase Netherlands

        The product introductions for the WDM lasers - CW and direct modulation and DFB/EA and modulator are either on schedule or are approximately 6 months behind schedule. The WDM laser - direct modulation is expected to have a lower revenue growth rate than originally anticipated. The development of the semiconductor optical amplifier technology has been delayed due to market demand for other products. The development of the telecom technology is on schedule but the revenue growth rate in initial periods is expected to be lower than originally anticipated. Development of the CATV technologies is approximately 6 months behind schedule and is expected to take a higher level of development effort to bring the technology to market. The Company has incurred post-acquisition research and development expenses of approximately $2.1 million in developing the acquired in-process technology and estimates that cost to complete this technology, in combination with the Company's other continuing research and development expenses, will not be in excess of the Company's historic expenditures for research and development as a percentage of the Company's net sales. The differences between the actual outcome noted above and the assumptions used in the original valuation of the technology are not expected to ultimately impact the expected return on investment from the acquisition of UNL or the Company's results of operations and financial position.

Uniphase Fiber Components

        The initial products developed from submarine and unpackaged technology projects were completed approximately on schedule and post-acquisition research and development expenses approximately equaled the estimated cost to complete at the acquisition date. The Company is experiencing higher levels of demand for the submarine products than anticipated in the original estimates. The temperature compensation project is behind schedule due to unforeseen technical difficulties in maintaining specifications at the harshest environmental test points. The dispersion compensation project is significantly behind schedule and the market does not appear to be developing as anticipated. The Add-Drop projects are progressing on schedule. The Company has incurred post-acquisition research and development expenses of approximately $2.1 million in developing the acquired in-process technology and estimates that cost to complete this technology, in combination with the Company's other continuing research and development expenses, will not be in excess of the Company's historic expenditures for research and development as a percentage of the Company's net sales. The differences between the actual outcome noted above and the assumptions used in the original valuation of the technology are not expected to ultimately impact the expected return on investment from the acquisition of UFC or the Company's results of operations and financial position.

Uniphase Laser Enterprise

        The Submount and RWG series products were released on schedule and post-acquisition research and development expenses approximately equaled the estimated cost to complete at the acquisition date. Actual revenue for these products has significantly exceeded the estimates used in the valuation of the technology. The Company did not pursue development of the distributed feedback laser due to resources being redirected to expand the Submount and RWG Series development program in response to strong market demand. The high power project is somewhat delayed due to shifting R&D resources to Submount/RWG because of RWG demand. The Company has incurred post-acquisition research and development expenses of approximately $3.2 million in developing the acquired in-process technology and estimates that cost to complete this technology, in combination with the Company's other continuing research and development expenses, will not be in excess of the Company's historic expenditures for research and development as a percentage of the Company's net sales. The differences between the actual outcome noted above and the assumptions used in the original valuation of the technology are not expected to ultimately impact the expected return on investment from the acquisition of ULE or the Company's results of operations and financial position.

        Interest and Other Income, Net

        In the third quarter of fiscal 1999, interest and other income, net was $885,000, an increase from the fiscal 1998 amount of $749,000. For the first nine months of fiscal 1999, interest and other income, net increased to $2.7 million from $2.3 million in the same period of fiscal 1998. The increase in interest and other income is primarily the result of interest income on higher levels of investments.

        Income Taxes

        The effective tax rates for the third quarter and the first nine months of fiscal 1999 were 30.3% and 38.2% compared to 33.4% and 41.3% used in the same periods of fiscal 1998. Decreases in the effective tax rates were primarily attributable to an increase in foreign earnings taxed at a lower rate that are permanently re-invested offshore. The fiscal 1999 provision for income taxes excludes the effect of non-deductible merger costs incurred in connection with the acquisition of UBP, whereas fiscal 1998 amounts exclude the effect of non-deductible acquired in-process research and development expenses originating from the acquisition of UFC.

Liquidity and Capital Resources

        At March 31, 1999 the Company's combined balance of cash, cash equivalents and short-term investments was $113.1 million. The Company has met its liquidity needs during fiscal 1999 primarily through cash generated from operating activities totaling $40.4 million. Cash provided by operating activities is primarily the result of net income before depreciation, amortization, asset write-off and stock compensation expense. Net working capital used $7.8 million in cash, primarily resulting from an increase in accounts receivable totaling $9.9 million.

        Cash used in investing activities was $62.9 million for the first nine months of fiscal 1999. The Company incurred capital expenditures of $32.5 million primarily to expand its telecommunications manufacturing capacity, facilities improvement and equipment purchases. The Company expects to continue to expand its worldwide manufacturing capacity, primarily for telecommunication products by investing approximately $14 million in capital expenditures for the remainder of fiscal 1999. In addition, the Company invested excess net cash of $26.7 million in short-term investments during the first nine months of fiscal 1999.

        During fiacal 1999 the Company generated $13.9 million from the exercise of stock options and the sale of stock through an employee stock purchase plan. Cash used for financing activities include dividends of $648,000 paid to former shareholders of BCP prior to its acquisition on November 25, 1998.

        In connection with the acquisition of UNL in June 1998, the Company may be obligated for additional consideration and interest thereon in the form of the Company's common stock with a maximum value of 458 million Dutch Guilders (approximately $230 million). The number of shares of common stock to be issued for the contingent consideration is dependent upon the unit shipments of certain UNL products during the four-year period ending June 30, 2002 and the price of the Company's common stock at the time the contingent consideration becomes probable. The contingent consideration will be recorded at the current fair value as additional goodwill when the aggregate unit shipment criteria are met. As of March 31, 1999 the Company is not obligated to recognize any contingent consideration resulting from the UNL acquisition.

        The Company believes that its existing cash balances and shortterm investments, together with cash flow from operations will be sufficient to meet its liquidity and capital spending requirements at least through the end of calendar 1999. However, possible acquisitions of businesses, products or technologies may require additional financing prior to such time. There can be no assurance that additional financing would be available when required or, if available, would be on terms satisfactory to the Company.



                               RISK FACTORS

Our Merger with JDS Faces Integration, Financial and Accounting Risks Which Will Cause Dilution

        Uncertainties Associated with the Integration of Uniphase and JDS

        The merger with JDS involves a combination of two companies that have complementary business operations located principally in the United States, Canada and Europe. The success of the merger will be dependent in large part on the success of the management of the combined entity in integrating these operations and the technologies and personnel of the two companies following the closing. Management of JDS Uniphase will come from the respective management teams of both of Uniphase and JDS and many members of management will not have previously worked and communicated with other members of management. The overall integration of the two businesses can result in unanticipated operations problems, expense and liabilities and diversion of management attention. There can be no assurance that such integration will be successful or that the combination will not adversely affect the business, financial condition or operating results of JDS Uniphase.

        Purchase Accounting Treatment; Impact of Amortization of
        Substantial Goodwill and Other Intangibles on Operating Results

        The merger will be accounted for using the purchase method of accounting. Under purchase accounting, the estimated market value of Uniphase common shares and exchangeable shares issued in the arrangement, the fair value of the replacement options expected to be issued to JDS employees and the direct transaction costs will be recorded as the cost of acquiring the business of JDS. That cost will be allocated to the individual assets acquired and liabilities assumed, including various identifiable intangible assets such as in-process research and development, acquired technology, acquired trademarks and tradenames and acquired workforce, based on their respective fair values. The excess of the purchase cost over the fair value of the net assets is allocated to goodwill. In-process research and development, which is approxiately $180 million, will be expensed immediately. Intangible assets including goodwill will be amortized over a five-year period. The amount of purchase cost allocated to goodwill and other intangibles is estimated to be approximately $3.2 billion, including the related deferred tax effect. If goodwill and other intangible assets were amortized in equal quarterly amounts over a five year period following completion of the merger, the accounting charge attributable to these items would be $161 million per quarter and $643 million per fiscal year. As a result, purchase accounting treatment of the merger will result in a net loss for JDS Uniphase in the foreseeable future which could have a material and adverse effect on the market value of JDS Uniphase common stock following completion of the merger.

        Execution by Combined Sales and Marketing Forces

        Uniphase and JDS may experience disruption in sales and marketing as a result of attempting to integrate their respective sales channels, and may be unable to smoothly or effectively correct such disruption, or to successfully execute their sales and marketing objectives, even after the companies' respective sales and marketing forces have been integrated. In addition, sales cycles and sales models for the various products may vary significantly from product to product. Sales personnel not accustomed to the different sales cycles and approaches required for products newly added to their portfolio may experience delays and difficulties in selling these newly added products. Furthermore, it may be difficult to retain key sales personnel during the period prior to and after the effective date of the merger. As a result, Uniphase and JDS may be unable to take full advantage of the combined sales forces' efforts , and the sales approach and distribution channels of one company may be ineffective in promoting the products of the other, which may have a material adverse effect on the business, financial condition or operating results of JDS Uniphase.

        Dilution Resulting from the Grant of Options

        Uniphase has agreed to grant options to acquire 4,110,260 common shares upon the closing of the merger to be allocated to those employees of JDS designated by the chief executive officer of JDS, with the prior approval of the compensation committee of the JDS Board of Directors. The grant of these options, which will be dilutive to both the former shareholders of JDS and the Uniphase Stockholders, is intended to cause the employees of JDS to have equivalent stock option participation in JDS Uniphase following completion of the merger as the employees of Uniphase. These options will have an exercise price equal to the closing price of Uniphase common shares on NASDAQ on the effective date of the merger and will vest over the ensuing four year period. Such options may negatively impact the book value per share and earnings per share of JDS Uniphase on a diluted basis in future periods.

        It is anticipated that JDS Uniphase will continue, in the ordinary course of business, to grant options to acquire common shares from time to time to new and existing officers, directors and employees of the combined entity after completion of the merger. Any such grants shall be made in the discretion of the board of directors of JDS Uniphase. The grant of additional options will cause further dilution in periods following the effective time of the merger as holders exercise such options.

        Cost of Integration; Transaction Expenses

        Uniphase and JDS estimate they will collectively incur direct transaction costs of approximately $12 million associated with the merger which will be included as a part of the total purchase cost for accounting purposes. Uniphase and JDS believe the combined entity may incur charges to operations, which are not currently reasonably estimable, in the quarter in which the effective time of the merger occurs or the following quarters, to reflect costs associated with integrating the two companies. There can be no assurance that the combined company will not incur additional material charges in subsequent quarters to reflect additional costs associated with the merger.

Our Mergers, Acquisitions and Growth Strategies May Create Risks to
Our Business

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

        In March 1997, the Company acquired Uniphase Laser Enterprise
(ULE), which manufactures our 980-nm pump lasers for optical amplifiers. In June 1998, we acquired UNL which manufactures our source lasers, external modulators and optical amplifiers. In the case of both acquisitions, we acquired businesses that had previously been engaged primarily in research and development and that needed to make the transition from a research activity to a commercial business with sales and profit levels that are consistent with our overall financial goals for the Company. This transition has not yet been completed at UNL, which continues to operate at higher expense levels and lower gross margins than those required to meet our profitability goals. As previously discussed in this Form 10-Q, we have also signed a merger agreement providing for the pending combination with JDS FITEL, Inc. of Ottawa, Canada. In addition, in August 1998, the Company acquired certain assets of Chassis Engineering, and in November 1998, the Company acquired Broadband Communications Products, Inc. The success of each of these mergers and acquisitions will depend upon our ability to manufacture and sell high power lasers and other components, modules and subsystems used in wavelength division multiplexing applications and continued demand for these acquired products by telecommunications and CATV customers. Our ability to manage our growth effectively depends upon the integration into the Company of the merged and acquired entities operations, products and personnel, the retention of key personnel of the merged and acquired entities and the expansion of our financial and management controls and reporting systems and procedures. The Company cannot assure that we will successfully manufacture and sell these products or successfully manage such growth, and failure to do so could have a material adverse effect on the Company's business, financial condition and operating results. Since 1997, when we acquired ULE, we have increased our marketing, customer support and administrative functions to support an increased level of operations primarily from our telecommunications products. The Company cannot and does not assure success in creating this infrastructure nor can it or will it ensure any increase in the level of its sales and operations through its new products. We commenced and developed start-up operations at UTP in 1996 to penetrate CATV markets, and at UNC in 1998 to develop and market a line of complementary optical components for our telecommunications customers. In each case, we hired development, manufacturing and other staff in anticipation of developing and selling new products. The Company cannot and will not assure that its operations will achieve levels sufficient to justify the increased expense levels associated with these new businesses.

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

        Be advised that future mergers, acquisitions or dispositions of businesses, products or technologies by the Company may result in substantial charges or other expenses that may cause fluctuations in the Company's quarterly operating results. The mergers, acquisition or disposition of other businesses, products or technologies may also affect the Company's operating results in any particular quarter. For example, the Company has recorded significant acquisition or disposition-related charges in each of its fiscal years since 1995. In the second quarter of fiscal 1999, we recorded charges of $5.9 million in connection with our merger with UBP and charges of $1.6 million and $382,000 for inventory and asset write-offs associated with the sale of the Ultrapointe product line, respectively. In the second and fourth quarters of fiscal 1998, we incurred charges of $6.6 million and $33.7 million, respectively, for acquired in-process research and development in connection with the acquisition of UFC and UNL. In the third quarter of fiscal 1997, we incurred charges of $33.3 million for acquired in-process research and development in connection with the acquisition of ULE. In addition, we incurred other charges in connection with acquisitions completed in fiscal 1999, 1998 and 1997. We expect to record charges of approximately $180 million for acquired in-process research and development in connection with our merger with JDS FITEL. The JDS merger is also expected to generate goodwill and other intangible assets of approximately $3.2 billion that will be amortized over a five-year period, thereby resulting in net losses for the foreseeable future. Be advised that future mergers, acquisitions or dispositions of businesses, products or technologies by the Company may result in reorganization of its operations, substantial charges or other expenses that may cause fluctuations in the Company's quarterly operating results and its cash flows.

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

We are using both internal and external resources to assess:

        - the Company's state of readiness (including the readiness of Third Parties, with which we interact) concerning the Year 2000 problem,

        - our costs to correct material Year 2000 problems related to our internal IT and non-IT systems,

        - the known risks related to any failure to correct any Year 2000 problems we identify, and

        - the contingency plan, if any, that we should adopt should, identified Year 2000 problems not be corrected.

        To date, we have incurred costs not exceeding $1.0 million on upgrades to IT and non-IT systems to, among other things, make such systems Year 2000 compliant. We continue to evaluate the estimated costs associated with the efforts to prepare for Year 2000 based on actual experience. While the efforts will involve additional costs, we believe, based on (i) available information, (ii) amounts spent to date, and (iii) the fact that our IT and non-IT systems depend on third-party software, which we believe has been or is being updated to address the Year 2000 problem, that we will manage our total Year 2000 transition without any material adverse effect on the Company's business, financial condition, operating results, products or financial prospects. The actual outcomes and results could be affected by future factors including, but not limited to:

        -   the continued availability of skilled personnel,

        -   cost control,

        - the ability to locate and remediate software code problems,

        - critical suppliers and subcontractors meeting their Year 2000 compliance commitments, and

        -   timely actions by customers.


        We are working with our software system suppliers and believe that certain of these systems are currently not Year 2000 compliant. We have targeted September 30, 1999 as the date by which these systems shall be Year
2000 compliant.   In any event, we anticipate that such systems will be
corrected for the Year 2000 problem prior to December 31, 1999. We are working with Third Parties to identify any Year 2000 problems affecting such Third Parties that could have a material adverse affect on our business, financial condition or results of operations. However, it would be impracticable for us to attempt to address all potential Year 2000 problems of Third Parties that have been or may in the future be identified. Specifically, Year 2000 problems have arisen or may arise regarding the IT and non-IT systems of Third Parties having widespread national and international interactions with persons and entities generally (for example, certain IT and non-IT Systems of governmental agencies, utilities and information and financial networks) that, if uncorrected, could have a material adverse impact on the Company's business, financial condition or results of operations. We are still assessing the effect the Year 2000 problem will have on its suppliers and, at this time, cannot determine such impact. However, we have identified alternative suppliers and, in the event that any significant supplier suffers unresolved material Year 2000 problems, we believe that Uniphase would only experience short term disruptions in supply, not exceeding 90 days, while such supplier is replaced.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

        Foreign Exchange

        Uniphase generates a significant portion of its sales from sales to customers located outside the United States, principally in Europe. International sales are made mostly from the Company's foreign subsidiaries in the local countries and are typically denominated in either U.S. dollar or the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

        The Company's international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors.

        Uniphase uses forward foreign exchange contracts as the vehicle for hedging certain assets and liabilities denominated in foreign currencies. In general, these forward foreign exchange contracts have three months or less to maturity. Gains and losses on hedges are recorded in non-operating other income as offset against losses and gains on the underlying exposures. Management of the foreign exchange hedging program is done in accordance with corporate policy.

        At March 31, 1999, hedge positions totaled U.S. dollar $10.7 million equivalent. All hedge positions are carried at fair value and all hedge positions had maturity dates within three months.

        Interest Rates

        The Company invests its cash in a variety of financial instruments, including floating rate bonds, municipal bonds, auction instruments and money market instruments. These investments are denominated in U.S. dollars. Cash balances in foreign currencies overseas are operating balances and are only invested in short term deposits of the local operating bank.

        Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer loses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates.

        The Company's investments are made in accordance with an investment policy approved by the Board of Directors. No investment securities had maturities exceeding three years, however the average duration of the portfolio does not exceed eighteen months.

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

        Reference is made to Item 3. Legal Proceedings, in the Registrant's Annual Report on Form 10-K for the year ended June 30, 1998.

Item 2.  Changes in Securities

        In February, the Company issued 44,115 shares of common stock in exchange for $2.4 million of convertible debt issued in connection with its purchase of certain assets from Chassis Engineering, Inc.

Item 3.  Defaults upon Senior Securities

        None

Item 4.  Submission of Matters to a Vote of Security Holders

        None

Item 5.  Other Information

        None

Item 6.  Exhibits and Reports on Form 8-K

      a)  Exhibits

        27.    Financial Data Schedule

      b)  Reports on Form 8-K

          1) Report on Form 8-K as filed on January 9, 1999 and

          2)  Report on Form 8-K/A as filed on April 28, 1999



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    UNIPHASE CORPORATION

                                             (Registrant)

                             By:     /s/ Anthony R. Muller
                                         Anthony R. Muller
                                         Senior Vice President
                                         of Finance and Chief Financial Officer
                                         (Principal Financial and Accounting
                                          Officer)


        Dated:  May 4, 1999