Form 10-K
period 1999-06-30
JDS UNIPHASE CORP /CA/
filed 1999-09-01
CIK 912093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 1999

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO _____________

Commission file number 0-22874

JDS Uniphase Corporation
(Exact name of Registrant as Specified in its Charter)

Delaware	94-2579683
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

163 Baypointe Parkway
San Jose, California 95134
(Address of Principal Executive Offices including Zip Code)

(408) 434-1800
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
None	None

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, PAR VALUE $.001 PER SHARE
(TITLE OF CLASS)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

      As of August 27, 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $14,339,226,985 based upon the average of the high and low prices of the Common Stock as reported on The Nasdaq National Market and The Toronto Stock Exchange, respectively, on such date. Shares of Common Stock held by officers, directors and holders of more than 5% of the outstanding Common Stock have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      As of August 27, 1999, the Registrant had 109,751,566 shares of Common Stock, including 63,501,466 Exchangeable Shares.

DOCUMENTS INCORPORATED BY REFERENCE (To the Extent Indicated Herein)
Portions of registrant's Proxy Statement for its 1999 Annual Meeting of Stockholders (Part III)

JDS Uniphase Corporation
FOR THE FISCAL YEAR ENDED JUNE 30, 1999

TABLE OF CONTENTS

PART I

Item 1. Business

Item 2. Properties

Item 3. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

Item 6. Selected Financial Data

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Overview

  Recent Events

  Results of Operations

  Operating Segment Information

  Liquidity and Capital Resources

  Acquired In-Process Research and Development

Item 7A. Quantitative and Qualitative Disclosure About Market Risks

Item 8. Financial Statements and Supplementary Data

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

Item 10. Directors and Executive Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Signatures

PART I

Item 1. Business

General

      JDS Uniphase Corporation is the result of a merger of equals between Uniphase Corporation and JDS FITEL Inc., pursuant to which they combined their operations on June 30, 1999. Certain historic information described in this Annual Report on Form 10-K pertains only to either Uniphase Corporation or JDS FITEL Inc. In such instances, historic information that is specific to Uniphase Corporation or JDS FITEL Inc. is specifically described as "Uniphase" or "JDS FITEL" information, respectively. References to "we," "us", "our" and "JDS Uniphase" refer to the combined entity resulting from the merger.

      JDS Uniphase is the leading provider of advanced fiberoptic components and modules. These products are sold to leading telecommunications and cable television system providers worldwide, which are commonly referred to as OEMs and include Alcatel, Ciena, General Instrument, Lucent, Nortel, Pirelli, Scientific Atlanta, Siemens and Tyco. Our components and modules are basic building blocks for fiberoptic networks and perform both optical-only (passive) and optoelectronic (active) functions within these networks. Our products include semiconductor lasers, high-speed external modulators, transmitters, amplifiers, couplers, multiplexers, circulators, tunable filters, optical switches and isolators for fiberoptic applications. We also supply our OEM customers with test instruments for both system production applications and network installation. In addition, we design, manufacture and market laser subsystems for a broad range of commercial applications, which include biotechnology, industrial process control and measurement, graphics and printing and semiconductor equipment manufactured by our customers.

      Uniphase and JDS FITEL combined their operations effective on June 30, 1999 in a merger of equals. This merger brought together Uniphase's leadership position and technical expertise in active optoelectronic components with the product and technical leadership of JDS FITEL in passive optical components. Through this merger, we intend to become a "one stop shop'' for all of our customers' fiberoptic network component and module needs. In addition, we believe this merger will provide many technical and product synergies through a combination of our active and passive component expertise. Given the interdependence of these components in a network, the ability to optimize the design of active and passive components to better interact within the network is significant. The combination of the JDS FITEL and Uniphase technologies is also intended to enable us to reduce design times and better respond to the increasingly faster time-to-market demands of our common customer base. The combined passive and active capability improves our ability to produce more integrated solutions in the form of modules for our customers.

Industry Background

      Businesses and consumers are increasingly accessing public telecommunications networks to communicate, collect and distribute information. The explosive growth of the Internet, coupled with the increasing volume of data and video traffic across corporate and public internets and intranets has fueled the continuing and rapidly growing demand for more network capacity in both long-haul telecommunications and cable television networks. Given the inherently faster speed of light signals in fiberoptic networks and their immunity from electromagnetic interference, fiberoptic systems are replacing existing copper wire networks for long-haul (in excess of 600 kilometers) telecommunications networks. Cable television networks are also shifting to fiberoptic solutions for the distribution of signals from the central cable broadcast station to the local cable distribution hubs. Today, fiberoptic cable is the primary medium for long-haul telecommunications and cable television networks and is making inroads to replace copper in the shorter distance metropolitan, or metro, markets that serve larger metropolitan and other public networks with transmission distances of less than 100 kilometers. By the end of 1998, over 44 million kilometers of fiber was installed throughout the world, and Kessler Marketing Intelligence estimates that this figure will grow to 67 million kilometers by the year 2001.

      Demands for increased capacity in fiberoptic networks have led to a proliferation of an advanced method of transmitting multiple signals at slightly different wavelengths through a single fiber to achieve efficient use of fiber capacity. This technique, which is referred to as wavelength division multiplexing, or WDM, requires separate source lasers emitting slightly different wavelengths for each signal or "channel'' and more complex modulators and optical amplifiers to control and amplify the signal in the network. WDM systems, which were originally designed for eight separate wavelengths or channels in 1996, are currently being developed to carry as many as 128 separate channels with 0.4 of a nanometer in wavelength differentiation between channels. This increasingly complex design for WDM systems has contributed to the need for OEM system suppliers to rely on third party, merchant suppliers, to supply higher performance, more integrated combinations of active and passive components.

      A typical WDM system consists of a large number of interdependent active optoelectronic and passive optical components. An active component is a device that has both optical and electronic properties and is different from a passive component, which performs its functions only in the optical domain. Generally, active components provide the source and amplification power and modulation to fiberoptic networks, while passive components are used to mix, filter, adjust and stabilize the optical signals in advanced fiberoptic networks. As the performance of these networks increases to meet the significant demand for increased bandwidth and capacity, the interaction between passive and active components becomes vital to achieve increased speed, performance and reliability. These components are purchased by OEM system or subsystem providers, who in turn ultimately supply these systems to telecommunications carriers such as AT&T, MCI WorldCom and Sprint.

      The cable television markets are also participating in this rapid growth. Continued deployment and expansion of cable services, particularly two-way interactive service to the home, have created growing demand for more complex and higher capacity cable networks. Secondly, the significantly faster transmission speeds of cable television coaxial cables as compared to existing phone lines give the cable television Internet connection substantial speed advantages over traditional phone lines for home Internet services. This changing marketplace is characterized by alliances between traditional cable companies and telecommunications and Internet service providers, such as the acquisition of TCI by AT&T, AT&T's alliance with Excite@Home and AT&T's bid to acquire MediaOne.

      The current demand for increased capacity in fiberoptic telecommunications and cable television networks has caused the complexity and performance requirements of newly deployed fiberoptic networks to substantially increase while product life cycles for these network systems decrease. OEM system suppliers are under pressure from their customers to provide higher capacity and more complex systems in shorter time periods. These same pressures apply at all levels of their system products, including the component and module levels. These increasing performance requirements and associated development costs are making it more difficult for many OEM suppliers to compete effectively by vertically integrating their own components and modules. The growing complexity of these network systems also results in a substantial increase in the number of components that the OEM supplier must utilize to achieve desired system level performance. In lieu of qualifying a different vendor for each of these components, OEM system suppliers are seeking fewer vendors for a greater variety of components. These OEM customers also seek more integrated module solutions, which combine a number of components as a single functional unit within the network architecture. In addition, a single vendor of multiple components or modules has the ability to design these products to interact more effectively and to optimize performance between them when installed in a single network system. Given these factors, there is an increasing trend by OEMs to reduce the level of their vertical integration at the component and module level and to focus on the overall system design and architecture of their products, which has historically been the primary means by which those OEM system suppliers have differentiated themselves from their competitors.

Our Technology and Products

      The active optoelectronic components that we manufacture perform three primary functions within fiberoptic networks. At the beginning of the network, a source laser powers the initial signal that will be transmitted over the network. These source lasers are characterized by their wavelength and power levels and operate most efficiently at the 1550-nanometer wavelength range for general telecommunications networks and 1310-nanometer or 1550-nanometer for cable television telecommunications networks. Power, which is measured in milliwatts, generally determines the ability of the source laser to transmit over longer distances, with higher power source lasers enabling greater initial transmission distances. A single source laser is required for each channel in a wavelength division multiplexing, or WDM, system. The second key optoelectronic component is the modulator, which generally turns the source laser light on and off to encode and send the information throughout the network. Modulation can be achieved directly by turning the laser light source on and off and externally by transmitting or alternating a continuous source laser signal to achieve the same on and off effect. Lower performance, shorter distance network systems are better suited for direct modulation, while other systems are designed to utilize external modulators to encode the information signal. The third key active component is the pump laser, which is used in optical amplifiers within networks to regenerate the light signal that naturally suffers loss over distance within the network. The advent of the optical amplifier in the early 1990s has permitted the development of today's advanced fiberoptic networks by eliminating the need within those networks to convert attenuated optical signals back into the electrical domain to amplify these signals for continued transmission over distances now exceeding 600 kilometers.

      We also offer a broad range of the passive components that, in combination with our active products, allow our customers to satisfy all of their key component needs through one-stop shopping at a single supplier. The passive optical components that we manufacture and market perform a number of functions with respect to the optical signals in advanced fiberoptic telecommunications networks. We manufacture couplers, which are used to split and combine signals in an optical network. Another category of our passive products is optical switches, which are used to route and switch signals to different destinations within networks. We also make attenuators, which are used to adjust the power of the optical signal to be compatible with the optical receivers within a network system. In addition, our isolator products are used to cause light signals in a network to propagate in one direction within a network, but prevent that signal from returning in the opposite direction. We also manufacture circulators, which are similar to isolators in causing light in a system to flow in only one direction, but are different in that circulators incorporate multiple ports and use these multiple ports to perform a routing function within the network.

      We are developing and manufacturing modules for telecommunications and cable television systems. Modules are assemblies of optical and optoelectronic components, and can be combined with a limited amount of electronics, in a single compact package. Our present module products include optical amplifiers that can boost and equalize multiple optical signals simultaneously and add-drop modules that selectively filter and combine optical signals of different wavelengths.

      In addition to selling our own components and modules, we manufacture test instruments and distribute complementary fiberoptic interconnect products that are manufactured by third parties. Our customers for these products include many of the world's leading telecommunications service providers, fiberoptic system manufacturers and fiberoptics-related research laboratories.

      We group our products into four operating segments: active products, passive products, transmission and test instrument products, and laser subsystems.

      Active Products

      Our active products include components and modules that cause electrical signals within a network to create, modulate or amplify the original light signal, which enables fiberoptic systems to work. These products include source lasers for cable television and telecommunications, pump lasers, external modulators, wavelength stabilizing modules and integrated laser modulator assemblies. A brief description of our active products portfolio of components and modules is as follows:

      Source Lasers. We supply both 1550-nanometer and 1310-nanometer diode lasers as sources for telecommunications and cable television transmitters. These lasers are either continuous wave for use with external modulators or directly modulated. For long-haul WDM systems, lasers at up to 20 milliwatts of power are produced to operate at the many desired optical wavelengths and used in conjunction with 2.5 and 10 gigabit per second lithium niobate modulators. Directly modulated 2.5 gigabits per second lasers are used for short-reach fiberoptic systems. For cable television, higher power (60 milliwatts) 1550-nanometer continuous wave lasers are used for externally modulated trunk transmitters and directly modulated 1310-nanometer analog lasers are used for distribution transmitters.

      Amplifier Pump Lasers. We supply pump lasers that are used to provide power to optical amplifiers used in fiberoptic systems. Optical amplifiers each contain from one to six pump lasers depending on amplifier performance requirements. Two types of pump lasers are used, those that operate at 980-nanometer and those at 1480-nanometer. We produce both types of pump lasers. These pumps are used to energize the erbium-doped fiber that comprises the amplifier. Output power from the pump modules is in the range of 70 to 200 milliwatts. Optical amplifiers are commonly used in 1550-nanometer fiber systems that exceed 60 kilometers in length. The trend in deployment of WDM OC-48 (2.5 gigabits per second) and ever-rising channel counts is greatly increasing the number of pump lasers deployed. Pump lasers must be highly reliable and, in 1998, we began shipping the first 980-nanometer lasers meeting reliability standards for submarine deployment.

      External Modulators. We produce both types of external modulators used in long-haul fiberoptic telecommunications systems. We provide lithium niobate external modulators used in conjunction with continuous wave lasers, and semiconductor electroabsorption modulators which are integrated on a chip with a diode laser. The use of external modulation enables very high channel count systems (systems with up to 128 channels are in development) and very long (1000 kilometers) propagation distances. Lithium niobate devices are widely used for highest performance WDM systems such as long-haul 2.5 gigabits per second, submarine and 10 gigabits per second terrestrial networks. We also provide lithium niobate devices for use in externally modulated cable television trunk transmitters.

      Wavelength Locker Modules. We produce wavelength locker modules that are used to stabilize the wavelength of lasers used in dense WDM transmission systems. These lockers ensure that, over the lifetime of the system, the wavelength of a source laser does not drift to interfere with an adjacent wavelength channel. The locker operates by filtering and detecting a small amount of the source-laser light and providing a stabilizing feedback signal to the laser.

      Data Communications Devices. The ever-increasing use of computer networks is fueling a growth in fiber data communications systems. Fiber offers advantages over copper-links that include longer distance transmission, higher data rates, ease of multiplexing, and immunity from electromagnetic interference. We offer custom packaged optical sources and detectors for a variety of fiber-based data communications applications including Gigabit Ethernet.

      Passive Products

      Passive products include components and modules that route and guide optical signals transmitted through a fiberoptic network. These products include isolators, couplers, gratings, circulators, optical switches, tunable filters, amplifier modules, add-drop multi-plexer modules and switching modules. Our passive products also consist of the interconnect products that we distribute, which include fusion splicers, connectors and cable assemblies. A brief description of the passive products portfolio follows:

      Couplers, Filters, Isolators and Circulators. We supply WDM demultiplexers, access/bi-directional couplers, optical isolators and circulators. Many of these products are based on thin-film filters, microlenses and/or special optical materials. The WDM products are used to separate different wavelength channels generally at the receiver and have one output port for each system wavelength. Other couplers, isolators and circulators are used in multiple locations in the network to control and direct fiberoptic signals. We also produce tunable narrow-bandpass filters that are wavelength-tunable by voltage control.

      Amplifier Components and Modules. We manufacture the majority of the passive components used in fiber amplifiers, including the previously described isolators and couplers as well as WDM pump combiners, monitor tap couplers, and hybrid couplers. These are key to combining and routing the 980 or 1480-nanometer pump-wavelength light and the 1550-nanometer optical signals. In addition, we manufacture optical amplifier gain-block modules. These modules boost the 1550- nanometer WDM optical signals without reconversion to electrical signal and permit an optical signal to travel a greater distance between electronic terminals and regenerators.

      Switches and Attenuators. We also produce fixed and variable attenuators and switches. The attenuators are used to adjust the optical power level in multiple locations in a network, including at the receiver for performance optimization. Switches are being widely used for path protection, shared signal monitoring and bandwidth provisioning. Switches will also be key in future networks for other reconfigurability and cross-connect applications. We also supply custom design switching modules of sub-assemblies primarily for optical-path protection. The complexity of these switches varies and is determined in large part by the number of fiber paths that come in and out of the switch, and we offer switches with as many as 32 inbound and 32 outbound light paths.

      Fiber Bragg Gratings. We manufacture fiber Bragg gratings to separate and filter multiple wavelengths of light propagating in the same fiber. These gratings are generally used in signal monitoring and gain flattening applications. Grating-based modules, which include both gratings and circulators, are used as add-drop multiplexers and for dispersion compensation.

      Transmission and Test Instrument Products

      The transmission and test instrument products include transmitters, transceivers, test instruments for optical components and packaged optical devices for fiber-based data communications. These products generally involve a higher level of integrated components, electronics and modules and provide OEM customers added flexibility by enabling them to choose whether to purchase our products at the component level or the subassembly level. A brief description of the transmission and test instrument products portfolio follows:

      Cable Television Transmitters and Amplifiers. In cable television networks, we supply transmitters, which are modules combining a number of components that produce the optical signals flowing through the networks, and optical amplifiers. Principal cable television applications are externally modulated transmitters for trunk-line applications, directly modulated transmitters for the distribution portion of cable television networks, return-path lasers for interactive communications and transmitters providing both analog and digital signals to the recipient. Externally modulated transmitters operate at the preferred optical wavelength of 1550-nanometer and incorporate high power source lasers and modulators for the transmission of broadcast television signals over long distances. Directly modulated transmitters are typically deployed at the neighborhood node of the cable television network using either 1310-nanometer or a low-cost 1550-nanometer transmitter. Return path lasers allow cable operators to upgrade existing networks for two-way communications. Our transmitters are designed for use in broadband systems, are operational over bandwidths of up to 1 gigahertz and are compatible with hybrid fiber coax systems being deployed by certain telecommunications service providers for the transmission of voice, data and video. Optical amplifiers supplied by us are used in the trunking (backbone) portion of cable television networks. These trunking lines are typically 50 - 60 kilometers in length and operate at 1550-nanometers. We also supply amplifiers that are deployed at the distribution portion of some cable television networks, particularly in international installations.

      Telecommunications Specialty Modules and Instruments. We provide a number of specialty products for multi-gigabit fiberoptics systems. In particular, we provide some of the transmit/receive instrumentation modules used to design and test such systems. We also provide a variety of variable-bit rate receivers and OC-48 transmit/receive products that operate over extended temperature ranges.

      Test Instruments. Test instruments are used for testing and measuring optical components. Many of the test instruments were originally developed for evaluating our own optical components during the design and production phases. An example of a test instrument is the series polarization meter, which performs high resolution measurement of polarization dependent loss (an important parameter for optical amplifier components used in undersea applications) in real time. This allows for dynamic fine-tuning of components during assembly. Other test instruments include return loss meters, broadband noise sources and swept wavelength test systems (certain of which allow for high speed optical spectral analysis of components such as dense WDM demultiplexers), controllable attenuators and programmable switches. Controllable attenuators include manually adjustable or programmable attenuators for laboratory and automated production testing. Network attenuators perform power management functions in WDM links. Programmable switches include matrix switches, which are used mainly in automated test stations for manufacturing or reliability testing. Switches are also key building blocks for network elements such as remote fiber testing systems and automated fiber patch panels.

      Laser Subsystems Products

      Our principal laser subsystem products consist of air-cooled argon gas laser subsystems, which generally emit blue or green light, Helium- Neon laser subsystems, which generally emit red or green light, and solid state lasers, which generally emit infrared, blue or green light. These systems consist of a combination of a laser head containing the lasing medium, power supply, cabling and packaging, including heat dissipation elements.

      Solid state lasers are smaller, use less power and are expected to be the primary laser technology in the future as compared to conventional gas lasers. Current applications for our solid state lasers include DNA sequencing, direct-to-plate printing, flow cytometry, particle counting, spectrometry and semiconductor wafer inspection. Sales of our argon gas lasers have increased in recent years primarily as a result of increased sales of such products for use in biotechnology and semiconductor applications. Use of Helium-Neon gas lasers has substantially declined, as most customers are now using semiconductor diode lasers to satisfy bar code scanning applications.

Company Strategy

      Our goal is to maintain and expand our position as the premier merchant supplier of advanced components and modules to the rapidly growing telecommunications and cable television networking marketplace. The key elements of our business strategy are as follows:

  Provide More Integrated and Broader Product Offerings to Our Customers. Through both internal development and the acquisition of key technologies and manufacturing capabilities developed by others, we seek to position ourselves as a "one-stop" source of an increasingly greater variety of components and more integrated modules, consisting of combinations of components, for our demanding customer base. In addition, we believe that our customers continue to reduce the number of suppliers for components in their optical networks and that our ability to offer the broadest portfolio of active and passive components to these customers is a strategic advantage over competitive suppliers with more limited product offerings. Our customers also continue to seek an increase in the level of integration in the optoelectronic and optical products that they purchase from their suppliers. We believe that reductions in the number of suppliers and in the manufacturing steps required at the customer level enable these customers to better focus their time and resources on aspects of their business that leverage their core competencies and their competitive advantages over other system providers.

  Capitalize on Passive and Active Leadership Positions. The combination of Uniphase and JDS FITEL enables the combined entity, JDS Uniphase, to extend the product offerings and technology leadership positions of Uniphase in active components and JDS FITEL in passive components and to provide the broadest line of these products to the rapidly growing telecommunications networking marketplace. Through a combination of these products and technologies, our strategy is to continue these leadership positions in the active and passive markets and leverage our core competencies in each market segment to improve performance in the other segment and optimize the critical interoperability between these two types of products.

  Provide Cost-Effective, Demand-Driven, Faster Time-to-Market Solutions to Our Customers. We seek, through close relationships with our customers, to understand their needs at an early stage in their product development cycles and to design our products to meet these specific performance and time-to-market needs. We believe that our core competencies in both passive and active components will enable us to design our customer solutions more quickly and more effectively than competitors who do not have both capabilities. We focus on selling our components to customers at the design-in phase of a product, creating the potential for recurring sales throughout a product's life. Following design-in of our products, we shift our focus to obtaining manufacturing efficiencies, quality enhancements and cost reductions during the product life.

  Maintain Technology Leadership and High Product Reliability. We consider our technological and product leadership and our existing relationships with key customers to be important competitive factors. We believe one of the barriers to entry in the long-haul, metro and submarine telecommunications markets is the life-test and quality control criteria established by Bellcore, one of the world's foremost commercial research and development organizations for communications applications. Our new product development often leverages our existing Bellcore test data, enabling us to use our significant library of life-test and quality control data to qualify new products more quickly than our competitors, who may have less available test data. Our research and development efforts continue to focus on the core technologies critical to our success in telecommunications, which include passive components, high-power pump lasers, new source lasers and optical modules featuring increased reliability that leads to reduced network costs.

  Enhance Manufacturing Techniques and Increase Capacity. As market demand for higher unit volumes and lower costs for fiberoptic components and modules accelerates, we are seeking to improve and automate our manufacturing processes. These development efforts involve both enhancement and optimization of existing manufacturing techniques and development of new, more automated manufacturing solutions. We believe that our migration to automated manufacturing, if successful, will enable both the cost reductions and the higher volumes we are seeking. We further believe that such migration, if successful, will better position us to penetrate the emerging and potentially very large metro markets.

  Seek Complementary Mergers and Acquisitions. The telecommunications industry is experiencing rapid consolidation and realignment because of globalization, deregulation and rapidly changing competitive technologies such as fiberoptics for cable television, wireless communications and the Internet. We have grown in part by acquiring or merging with telecommunications businesses and may continue to do so in the future. While we have no current commitments with respect to any future acquisitions, we frequently evaluate strategic opportunities and intend in the future to actively pursue acquisitions of additional products, technologies and businesses.

Sales and Marketing

      We market our telecommunications components to OEMs through our direct sales force in Ottawa, Canada; San Jose, California; Bloomfield, Connecticut; Chalfont, Pennsylvania; Melbourne, Florida; Switzerland; The Netherlands; Australia; and the United Kingdom. In addition, we sell our products through distributors and manufacturers' representatives in the United States, Europe, Asia, South America, the Middle East and Australia. Selected OEM customers for telecommunications components include:

         Alcatel                 GPT                  Pirelli
         Ciena                   Hewlett-Packard      Scientific Atlanta
         Corning                 Lasertron            Siemens
         Fujitsu                 Lucent               Tyco
         General Instrument      Nortel

      We market our laser subsystem products principally to OEMs through our own sales force in the United States, United Kingdom and Germany and through a worldwide network of representatives and distributors to service smaller domestic accounts, including those in the research and education markets.

Customer Support and Service

      We believe that a high level of customer support is necessary to successfully develop and maintain long term relationships with our OEM customers in our telecommunications and laser subsystems businesses. Each relationship begins at the design-in phase and is maintained as customer needs change and evolve. We provide direct service and support to our OEM customers through our offices in North America and Europe. In Japan, our laser subsystems distributor, Autex, assists in performing support and service functions.

Research and Development

      During fiscal years 1999, 1998 and 1997, JDS Uniphase incurred research and development expenditures of $27.0 million, $14.9 million and $9.9 million, respectively.

      We are currently developing new and enhanced telecommunications components, modules and instruments and expanding our manufacturing capability for these products. Once the design of a product is complete, our engineering efforts shift to enhance both the performance of that product and our ability to manufacture it at higher volumes and at lower cost. In addition to our research and development efforts for our telecommunications products, we also are developing new laser subsystem products and performing on-going engineering as to both performance and manufacturability of our existing laser subsystem products. For the telecommunications marketplace, we continue to increase the power output of our pump lasers and the number of source lasers available for multi- channel applications and to develop several other optical switching technologies. Higher performance modulators and transmitters are under development, as are advanced multi-gigabit modulators. We continue to develop packaging technology for a number of our optoelectronic components so as to enable us to supply more integrated, packaged modules to our customer base.

Manufacturing

      We manufacture our optoelectronic telecommunications and cable television component and module products at a number of our facilities located in North America, Europe and Australia. Our passive products (other than interconnect products) are manufactured in Nepean, Ontario at our 362,000 square foot owned facility and at approximately 255,000 square feet of various leased facilities. An additional 240,000 square feet of owned manufacturing and office space is under construction with occupancy estimated in December 1999.

      We manufacture pump lasers in Zurich, Switzerland, and source lasers for telecommunications, cable television and multimedia applications and 1480-nanometers pump lasers are manufactured in Eindhoven, The Netherlands. Our lithium-niobate modulators are manufactured in Bloomfield, Connecticut, and our electro-absorption modulators are manufactured in Eindhoven, The Netherlands. Fiber Bragg gratings are manufactured in Sydney, Australia, and cable television transmitters and amplifiers are produced in Chalfont, Pennsylvania. Data communications products are manufactured at our facilities in Witney, United Kingdom. Instrumentation and telecommunications module products are manufactured in the Melbourne, Florida facility. Solid state laser subsystem products, argon laser subsystems, power supplies and grating- based modules are manufactured at our San Jose, California facility and certain solid state products and Helium-Neon lasers are manufactured at our Manteca, California facility. We have purchasing, materials management, assembly, final testing and quality assurance functions at each location for the products that are manufactured at that facility.

      The following table sets forth our various divisions and manufacturing locations and the products manufactured at each location:

   Location                                 Products
--------------            ---------------------------------------------
Canada...............     Optical amplifiers, wave division multiplexers,
                          couplers, circulators, optical switches, tunable
                          filters, isolators and test instruments for
                          telecommunications

Netherlands..........     Source lasers for telecommunications, cable
                          television and multimedia, semiconductor optical
                          amplifiers, pump lasers for optical amplifiers

Connecticut..........     Lithium niobate external modulators, wavelength
                          stabilizing modules

Switzerland..........     Pump lasers of optical amplifiers

Pennsylvania.........     Cable television transmitters and amplifiers

Florida..............     Test instruments, transmitters and transceivers
                          for telecommunications

Australia............     Fiber Bragg gratings

California...........     Grating-based network modules

United Kingdom.......     Laser packaging for data and telecommunications

Massachusetts........     Components packaging

Sources and Availability of Raw Materials

      Our policy is to establish at least two sources of supply for materials whenever possible. In addition to the following, we have sole source supply arrangements, the loss or interruption of such arrangements could have an impact on our ability to deliver certain products on a timely basis.

      We have a sole source supply agreement for a critical material used in the manufacture of our passive products that is automatically renewed annually unless the agreement is terminated by either party on six months prior notice. We intend to maintain strategic inventory of the key raw material provided by this supplier and have enjoyed excellent relations with this supplier to date.

      In the third quarter of fiscal 1997, JDS FITEL entered into a contractual joint venture with Optical Coating Laboratory, Inc. (OCLI) to capitalize on the growing opportunities in the dense WDM business. OCLI is one of the world's largest independent optical thin film coating manufacturers. The contractual joint venture focuses on accelerating the development and volume supply of high performance WDM products. Under the terms of the joint venture, OCLI contributes its expertise to provide optical filters for certain WDM products and addresses the rapidly evolving need for leading edge applications. Optical filters are one of the key elements in certain WDM products. The contractual joint venture is structured as a series of exclusive supply and distribution contracts between the companies.

Competition

      The industries in which we sell our products are highly competitive. Our overall competitive position depends upon a number of factors, including the price, performance and reliability of our products, the breadth of our product line, our level of customer service, the quality of our manufacturing processes, the compatibility of our products with existing telecommunications and cable television network architectures and our ability to participate in the growth of emerging technologies.

      In the telecommunications markets, we face competition from companies that have substantially greater financial, engineering, research, development, manufacturing, marketing, service and support resources, greater name recognition than us and long-standing customer relationships. With respect to source lasers and pump lasers for telecommunications applications, competitors include Fujitsu, Pirelli, Furukawa, Alcatel, Nortel, Corning, Lucent and SDL. With respect to external modulator products for cable television and telecommunications suppliers, competitors include Lucent, Fujitsu, the Integrated Optical Components division of SDL, and Sumitomo Cement Opto Electronics Group. With respect to 1310-nanometer and 1550-nanometer cable television transmitters, competitors include Harmonic Lightwaves and Ortel. Other cable television equipment suppliers may also enter this market. With respect to fiber Bragg gratings and grating-based modules, competitors include Lucent, E-Tek and Corning. With respect to laser diode products for data communications and local telecommunications suppliers, our competitors include Oz Optics and SDL, as well as larger optoelectronic suppliers such as the AMP division of Tyco and Hewlett-Packard.

      The market in which our instruments are sold is dominated by many multi-national companies, such as Hewlett-Packard, Anritsu Wiltron, Ando and Wavetek Wandel & Goltermann. Market share of the instruments product area is generally fragmented among a number of large and small manufacturers. We have succeeded in penetrating niche market opportunities for fiberoptic instruments, often as a result of meeting immediate requirements for advanced measurement instruments to support demanding test requirements of the customer's optical components.

      Competition for interconnect products that we distribute but do not manufacture is market specific. The fusion splicer industry is comprised of companies such as Fujikura, Sumitomo Electric Industries, Furukawa, Siecor, Siemens and Ericsson. We compete against AMP, Siecor, 3M Company and Alcoa Fujikura, as well as numerous other smaller companies in the connectors and cable assemblies industry. Competitive suppliers of high performance polishing machines include Seiko Instruments USA and Buehler.

      In the laser subsystems market, we compete primarily with American Laser, Coherent, Ion Laser Technology, NEC, Omnichrome, Spectra-Physics, Toshiba, Carl Zeiss, Melles-Griot, Hitachi, Lightwave, Opto Power Corporation, SDL, Siemens and Sony.

Patents and Proprietary Rights

      Intellectual property rights that apply to our various products include patents, trade secrets and trademarks. Because of the rapidly changing technology and a broad distribution of patents in the optoelectronics industry, our intention is not to rely primarily on intellectual property rights to protect or establish our market position. We do not intend to broadly license our intellectual property rights unless we can obtain adequate consideration or enter into acceptable patent cross-license agreements. We hold approximately 150 United States patents and corresponding foreign patents on technologies related to our products and processes. Our United States patents expire on dates ranging from 1999 to 2016.

Backlog

      Backlog consists of written purchase orders for products for which we have assigned shipment dates within the following 12 months. As of June 30, 1999 our backlog was approximately $156 million of which $109 was acquired from JDS FITEL as compared to a backlog of approximately $30.8 million at June 30, 1998. Orders in backlog are firm, but are subject to cancellation or rescheduling by the customer. Because of possible changes in product delivery schedules and cancellation of product orders and because our sales will often reflect orders shipped in the same quarter in which they are received, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. Certain of our customers have adopted "just in time" techniques with respect to ordering our products, which will cause us to have shorter lead times for providing products. Such shorter lead times are likely to result in lower backlog.

Employees

      At June 30, 1999, we had a total of approximately 6,260 full-time employees worldwide, including 630 in research, development and engineering, 182 in sales, marketing and service, approximately 5,112 in manufacturing, and 336 in general management, administration and finance. We intend to hire additional personnel during the next 12 months in each of these areas. Our future success will depend in part on our ability to attract, train, retain and motivate highly qualified employees, who are in great demand. There can be no assurance that we will be successful in attracting and retaining such personnel. Except for our Netherlands and Germany operations, our employees are not represented by any collective bargaining organization. Most hourly and salaried employees in the Netherlands are represented by the Philips Collective Labor Agreement. We have never experienced a work stoppage, slowdown or strike. We consider our employee relations to be good.

Risk Factors

      The statements contained in this report on Form 10-K that are not purely historical are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, including, without limitations, statements regarding the Company's expectations, hopes, beliefs, anticipations, commitments, intentions and strategies regarding the future. Forward looking statements include, but are not limited to, statements contained in "Item 1. Business," and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Actual results could differ from those projected in any forward-looking statements for the reasons, among others, detailed below. The fact that some of the risk factors may be the same or similar to our, Uniphase's or JDS FITEL's past filings means only that the risks are present in multiple periods. We believe that many of the risks detailed here are part of doing business in the industry in which we compete and will likely be present in all periods reported. The fact that certain risks are characteristic to the industry does not lessen the significance of the risk. The forward-looking statements are made as of the date of this Form 10-K and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements.

Difficulties We May Encounter Managing Our Growth Could Adversely Affect Our Results of Operations

      Both JDS FITEL and Uniphase have historically achieved their growth through a combination of internally developed new products and acquisitions. As part of our strategy to sustain growth, we expect to continue to pursue acquisitions of other companies, technologies and complementary product lines. We also expect to continue developing new components, modules and other products for our customer base, seeking to further penetrate these markets. The success of each acquisition will depend upon:

  our ability to manufacture and sell the products of the businesses acquired,

  continued demand for these acquired products by our customers,

  our ability to integrate the acquired business' operations, products and personnel,

  our ability to retain key personnel of the acquired businesses, and our ability to expand our financial and management controls and reporting systems and procedures.

Difficulties in Integrating Uniphase and JDS FITEL Could Adversely Affect Our Business

      Uniphase combined its operations with JDS FITEL effective on June 30, 1999 in a merger of equals. If we fail to successfully integrate the businesses of JDS FITEL and Uniphase, the combined business will suffer. Uniphase and JDS FITEL have complementary business operations located principally in the United States, Canada and Europe. Our success depends in large part on the successful integration of these geographically diverse operations and the technologies and personnel of the two companies. As part of this integration, we need to combine and improve our computer systems to centralize and better automate processing of our financial, sales and manufacturing data. Our management came from the prior management teams of both companies and many members of management did not previously work with other members of management. The integration of the two businesses may result in unanticipated operational problems, expenses and liabilities and the diversion of management attention. The integration may not be successful, and, if so, our operating results would suffer as a result.

If We Fail to Efficiently Combine Uniphase's and JDS FITEL's Sales and Marketing Forces, Our Sales Could Suffer

      We may experience disruption in sales and marketing in connection with our efforts to integrate Uniphase's and JDS FITEL's sales channels, and we may be unable to efficiently or effectively correct such disruption or achieve our sales and marketing objectives after integration. In addition, sales cycles and sales models for Uniphase's and JDS FITEL's various products may vary significantly from product to product. Our sales personnel not accustomed to the different sales cycles and approaches required for products newly added to their portfolio may experience delays and difficulties in selling these newly added products. Furthermore, it may be difficult to retain key sales personnel. As a result, we may fail to take full advantage of the combined sales forces' efforts, and Uniphase's and JDS FITEL's respective sales approaches and distribution channels may be ineffective in promoting the other entity's products, which may have a material adverse effect on our business, financial condition or operating results.

Integration Costs and Expenses Associated with Uniphase's Combination with JDS FITEL Have Been Substantial and We May Incur Additional Related Expenses in the Future

      JDS Uniphase has incurred direct costs associated with the combination of approximately $12 million, which were included as a part of the total purchase cost for accounting purposes. We may incur additional material charges in subsequent quarters to reflect additional costs associated with the combination.

Difficulties in Integrating Other Acquisitions Could Adversely Affect Our Business

      In March 1997, Uniphase acquired Uniphase Laser Enterprise, which produces our 980-nanometer pump laser products. In June 1998, Uniphase acquired Uniphase Netherlands. In the case of both acquisitions, Uniphase acquired businesses that had previously been engaged primarily in research and development and that needed to make the transition from a research activity to a commercial business with sales and profit levels that are consistent with our overall financial goals. This transition has not yet been completed at Uniphase Netherlands, which continues to operate at higher expense levels and lower gross margins than those required to meet our profitability goals. In addition, in November 1998, Uniphase acquired Uniphase Broadband, which manufactures test instruments, transmitter cards and transceivers for telecommunications applications. We may not successfully manufacture and sell our products or successfully manage our growth, and failure to do so could have a material adverse effect on our business, financial condition and operating results.

Difficulties in Commercializing New Product Lines

      We intend to continue to develop new product lines to address our customers' diverse needs and the several market segments in which we participate. As we target new product lines and markets, we will further increase our sales and marketing, customer support and administrative functions to support anticipated increased levels of operations from these new products and markets as well as growth from our existing products. We may not be successful in creating this infrastructure nor may we realize any increase in the level of our sales and operations to offset the additional expenses resulting from this increased infrastructure. Uniphase commenced operations at Uniphase Telecommunications Products in 1996 to penetrate the cable television markets, and at Uniphase Network Components in 1998 to develop and market a line of complementary optical components for our telecommunications customers. In each case, Uniphase hired development, manufacturing and other staff in anticipation of developing and selling new products. Our operations may not achieve levels sufficient to justify the increased expense levels associated with these new businesses.

We are Subject to Manufacturing Difficulties

If We Do Not Achieve Acceptable Manufacturing Volumes, Yields or Sufficient Product Reliability, Our Operating Results Could Suffer

      The manufacture of our products involves highly complex and precise processes, requiring production in highly controlled and clean environments. Changes in our manufacturing processes or those of our suppliers, or their inadvertent use of defective or contaminated materials, could significantly reduce our manufacturing yields and product reliability. Because the majority of our manufacturing costs are relatively fixed, manufacturing yields are critical to our results of operations. Certain of our divisions have in the past experienced lower than expected production yields, which could delay product shipments and impair gross margins. These divisions or any of our other manufacturing facilities may not maintain acceptable yields in the future.

      Our existing Uniphase Netherlands facility has not achieved acceptable manufacturing yields since the June 1998 acquisition, and there is continuing risk attendant to this facility and its manufacturing yields and costs. In addition, we recently completed construction of a new laser fabrication facility at Uniphase Netherlands, and this facility has not yet reached targeted yields, volumes or costs levels. Uniphase Netherlands may not successfully manufacture laser products in the future at volumes, yields or cost levels necessary to meet our customers' needs. In addition, Uniphase Fiber Components is establishing a production facility in Sydney, Australia for fiber Bragg grating products. This facility may not manufacture grating products to customers' specifications at the volumes, cost and yield levels required. To the extent we do not achieve acceptable manufacturing yields or experience product shipment delays, our business, operating results and financial condition would be materially and adversely affected.

      As our customers' needs for our products increase, our ability to increase our manufacturing volumes to meet these needs and satisfy customer demand will have a material effect on our business, operating results and financial condition. In some cases, existing manufacturing techniques, which involve substantial manual labor, may be insufficient to achieve the volume or cost targets of our customers. As such, we will need to develop new manufacturing processes and techniques, which are anticipated to involve higher levels of automation, to achieve the targeted volume and cost levels. In addition, it is frequently difficult at a number of our manufacturing facilities to hire qualified manufacturing personnel in a timely fashion, if at all, when customer demands increase over shortened time periods. While we continue to devote research and development efforts to improvement of our manufacturing techniques and processes, we may not achieve manufacturing volumes and cost levels in our manufacturing activities that will fully satisfy customer demands.

If Our Customers Do Not Qualify Our Manufacturing Lines For Volume Shipments, Our Operating Results Could Suffer

      Customers will not purchase any of our products (other than limited numbers of evaluation units) prior to qualification of the manufacturing line for the product. Each new manufacturing line must go through varying levels of qualification with our customers. This qualification process determines whether the manufacturing line achieves the customers' quality, performance and reliability standards. Delays in qualification can cause a product to be dropped from a long term supply program and result in significant lost revenue opportunity over the term of that program. As noted above, we are currently completing a new manufacturing facility in Australia. We may experience delays in obtaining customer qualification of this facility and our new facility at Uniphase Netherlands. If we fail in the timely qualification of these or other new manufacturing lines, our operating results and customer relationships would be adversely affected.

Our Operating Results May Suffer as a Result of Purchase Accounting Treatment, the Impact of Amortization of Goodwill and Other Intangibles Relating to Our Combination with JDS FITEL

      Under U.S. generally accepted accounting principles that apply to us, we accounted for the combination of Uniphase and JDS FITEL using the purchase method of accounting. Under purchase accounting, we recorded the market value of our common shares and the Exchangeable Shares issued in connection with Uniphase's combination with JDS FITEL, the fair value of the options to purchase JDS FITEL common shares which became options to purchase our common shares and the amount of direct transaction costs as the cost of acquiring the business of JDS FITEL. That cost was allocated to the individual assets acquired and liabilities assumed, including various identifiable intangible assets such as in-process research and development, acquired technology, acquired trademarks and trade names and acquired workforce, based on their respective fair values. We allocated the excess of the purchase cost over the fair value of the net assets to goodwill. We expensed in-process research and development of $210.4 million as of June 30, 1999. Goodwill and other intangible assets are being amoritzed over a five year period. The amount of purchase cost allocated to goodwill and other intangibles was $3.4 billion, including the related deferred tax effect. The amortization of goodwill and other intangible assets in equal quarterly amounts over a five year period will result in an accounting charge attributable to these items of $168 million per quarter and $672 million per fiscal year. As a result, purchase accounting treatment of Uniphase's combination with JDS FITEL will result in a net loss for us in the foreseeable future, which could have a material and adverse effect on the market value of our stock.

Our Stock Price Could Fluctuate Substantially

The Unpredictability of Our Quarterly Operating Results Could Cause Our Stock Price to be Volatile or Decline

      Each of JDS FITEL and Uniphase has experienced, and we expect to continue to experience, fluctuations in our quarterly results, which in the future may be significant and cause substantial fluctuations in the market price of our stock. All of the concerns we discuss under Risk Factors could affect our operating results, including, among others:

  the timing of the receipt of product orders from a limited number of major customers,

  the loss of one or more of our major suppliers or customers,

  competitive pricing pressures,

  the costs associated with the acquisition or disposition of businesses,

  our ability to design, manufacture and ship technologically advanced products with satisfactory yields on a timely and cost-effective basis,

  the announcement and introduction of new products by us, and expenses associated with any intellectual property or other litigation.

      In addition to concerns potentially affecting our operating results addressed elsewhere under Risk Factors, the following factors may also influence our operating results:

  our product mix,

  the relative proportion of our domestic and international sales,

  the timing differences between when we incur expenses to increase our marketing and sales capabilities and when we realize benefits, if any, from such expenditures, and fluctuations in the foreign currencies of our foreign operations.

      Furthermore, our sales often reflect orders shipped in the same quarter that they are received, which makes our sales vulnerable to short term fluctuations in customer demand and difficult to predict. Also, customers may cancel or reschedule shipments, and production difficulties could delay shipments. In addition, we sell our telecommunications equipment products to OEMs who typically order in large quantities, and therefore the timing of such sales may significantly affect our quarterly results. An OEM supplies system level network products to telecommunications carriers and others and incorporates our components in these system level products. The timing of such OEM sales can be affected by factors beyond our control, such as demand for the OEMs' products and manufacturing risks experienced by OEMs. In this regard, we have experienced rescheduling of orders by customers in each of our markets and may experience similar rescheduling in the future. As a result of all of these factors, our results from operations may vary significantly from quarter to quarter.

      In addition to the effect of ongoing operations on quarterly results, acquisitions or dispositions of businesses, our products or technologies have in the past resulted in, and may in the future, result in reorganization of our operations, substantial charges or other expenses, which have caused and may in the future cause fluctuations in our quarterly operating results and cash flows. See, for example, "Item 1. Business - Risk Factors - Our Operating Results May Suffer as a Result of Purchase Accounting Treatment, the Impact of Amortization of Goodwill and Other Intangibles Relating to Our Combination with JDS FITEL."

      Finally, our net revenues and operating results in future quarters may be below the expectations of public market securities analysts and investors. In such event, the price of our common stock and the Exchangeable Shares would likely decline, perhaps substantially.

Factors Other Than Our Quarterly Results Could Cause Our Stock Price to be Volatile or Decline

      The market price of our common stock has been and is likely to continue to be highly volatile because of causes other than our historical quarterly results, such as:

  announcements by our competitors and customers of technological innovations or new products,

  developments with respect to patents or proprietary rights,

  governmental regulatory action, and

  general market conditions.

      In addition, the stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies, which may cause the price of our stock to decline.

Our Sales Would Suffer if One or More of Our Key Customers Substantially Reduced Orders for Our Products

      Our customer base is highly concentrated. Historically, orders from a relatively limited number of OEM customers accounted for a substantial portion of Uniphase's and JDS FITEL's net sales from telecommunications products. We expect that, for the foreseeable future, sales to a limited number of customers will continue to account for a high percentage of our net sales. Sales to any single customer may vary significantly from quarter to quarter. If current customers do not continue to place orders we may not be able to replace these orders with new orders from new customers. In the telecommunications markets, our customers evaluate our products and competitive products for deployment in their telecommunications systems. Our failure to be selected by a customer for particular system projects can significantly impact our business, operating results and financial condition. Similarly, even if our customers select us, if our customers are not selected as the primary supplier for an overall system installation, we can be similarly adversely affected. Such fluctuations could have a material adverse effect on our business, financial condition and operating results.

Interruptions Affecting Our Key Suppliers Could Disrupt Production, Compromise Our Product Quality and Adversely Affect Our Sales

      We currently obtain various components included in the manufacture of our products from single or limited source suppliers. A disruption or loss of supplies from these companies or a price increase for these components would have a material adverse effect on our results of operations, product quality and customer relationships. We have a sole source supply agreement for a critical material used in the manufacture of our passive products. This agreement may be terminated by either party on six months prior notice. It is our objective to maintain strategic inventory of the key raw material provided by this supplier. We also depend on a single source for filters for our passive products which we obtain exclusively through a joint venture with Optical Coating Laboratory, Inc. In addition, we currently utilize a sole source for the crystal semiconductor chip sets incorporated in our solid state microlaser products and acquire our pump diodes for use in our solid state laser products from Opto Power Corporation and GEC. We obtain lithium niobate wafers, gallium arsenide wafers, specialized fiber components and certain lasers used in our telecommunications products primarily from Crystal Technology, Inc., Fujikura, Ltd., Philips Key Modules and Sumitomo, respectively. We do not have long-term or volume purchase agreements with any of these suppliers (other than for our passive products supplier described in this paragraph), and these components may not in the future be available in the quantities required by us, if at all.

We May Become Subject to Collective Bargaining Agreements

      Our employees who are employed at manufacturing facilities located in North America are not bound by or party to any collective bargaining agreements with us. These employees may become bound by or party to one or more collective bargaining agreements with us in the future. Certain of our employees outside of North America, particularly in The Netherlands and Germany, are subject to collective bargaining agreements. If, in the future, any such employees become bound by or party to any collective bargaining agreements, then our related costs and our flexibility with respect to managing our business operations involving such employees may be materially adversely affected.

Any Failure to Remain Competitive in Our Industry Would Impair Our Operating Results

If Our Business Operations are Insufficient to Remain Competitive in Our Industry, Our Operating Results Could Suffer

      The telecommunications and laser subsystems markets in which we sell our products are highly competitive. In each of the markets we serve, we face intense competition from established competitors. Many of these competitors have substantially greater financial, engineering, manufacturing, marketing, service and support resources than do we and may have substantially greater name recognition, manufacturing expertise and capability and longer standing customer relationships than do we. To remain competitive, we believe we must maintain a substantial investment in research and development, marketing, and customer service and support. We may not compete successfully in all or some of our markets in the future, and we may not have sufficient resources to continue to make such investments, or we may not make the technological advances necessary to maintain our competitive position so that our products will receive market acceptance. In addition, technological changes or development efforts by our competitors may render our products or technologies obsolete or uncompetitive. See "Item 1. Business - Competition."

Fiberoptic Component Average Selling Prices Are Declining

      Prices for telecommunications fiberoptic components are generally declining because of, among other things, increased competition and greater unit volumes as telecommunications service providers continue to deploy fiberoptic networks. Uniphase and JDS FITEL have in the past and we may in the future experience substantial period to period fluctuations in average selling prices. We anticipate that average selling prices will decrease in the future in response to product introductions by competitors and us or to other factors, including price pressures from significant customers. Therefore, we must continue to (1) timely develop and introduce new products that incorporate features that can be sold at higher selling prices and (2) reduce our manufacturing costs. Failure to achieve any or all of the foregoing could cause our net sales and gross margins to decline, which may have a material adverse effect on our business, financial condition and operating results.

If We Fail to Successfully Develop and Market Solid State Lasers to Replace the Declining Markets for Our Gas Lasers, Our Operating Results Could Suffer

      The market for gas lasers is mature and expected to decline as customers replace conventional lasers, including gas lasers, with solid state lasers. Solid state lasers are currently expected to be the primary commercial laser technology in the future. Consequently, Uniphase has devoted substantial resources to developing and commercializing its solid state laser products. We believe that some companies are further advanced than us in solid state laser development and are competing with us for many of the same opportunities. To be competitive in our laser markets, we believe continued manufacturing cost reductions and enhanced performance of our laser products will be required on a continuing basis as these markets further mature. However, our solid state laser products may not be competitive with products of other companies as to cost or performance in the future.

If We Fail to Attract and Retain Key Personnel, Our Business Could Suffer

      Our future depends, in part, on our ability to attract and retain certain key personnel. In particular, our research and development efforts depend on hiring and retaining qualified engineers. Competition for highly skilled engineers is extremely intense, and we are currently experiencing difficulty in identifying and hiring certain qualified engineers in many areas of our business. We may not be able to hire and retain such personnel at compensation levels consistent with our existing compensation and salary structure. Our future also depends on the continued contributions of our executive officers and other key management and technical personnel, each of whom would be difficult to replace. Uncertainty resulting from the JDS FITEL merger could further adversely affect our ability to retain key employees. We do not maintain a key person life insurance policy on our Chief Executive Officer, our Chief Operating Officer or any other officer. The loss of the services of one or more of our executive officers or key personnel or the inability to continue to attract qualified personnel could delay product development cycles or otherwise have a material adverse effect on our business, financial condition and operating results.

Our Participation in International Markets Creates Risks to Our Business Not Faced by Companies That Sell Their Products in the United States

     International sales are subject to inherent risks, including:

  unexpected changes in regulatory requirements,

  tariffs and other trade barriers,

  political and economic instability in foreign markets,

  difficulties in staffing and management,

  integration of foreign operations,

  longer payment cycles,

  greater difficulty in accounts receivable collection,

  currency fluctuations, and

  potentially adverse tax consequences.

      International sales accounted for approximately 40%, 38% and 32% of Uniphase's net sales in fiscal years 1999, 1998 and 1997, respectively. International sales (excluding sales to the U.S.) accounted for approximately 21%, 25% and 20% of JDS FITEL's net sales in fiscal years 1999, 1998 and 1997, respectively. We expect that international sales will continue to account for a significant portion of our net sales. We may continue to expand our operations outside of the United States and to enter additional international markets, both of which will require significant management attention and financial resources.

      Since a significant portion of our foreign sales are denominated in U.S. dollars, our products may also become less price competitive in countries in which local currencies decline in value relative to the U.S. dollar. Our business and operating results may also be materially and adversely affected by lower sales levels that typically occur during the summer months in Europe and certain other overseas markets. Furthermore, the sales of many of our OEM customers depend on international sales and consequently further exposes us to the risks associated with such international sales.

The Year 2000 Problem May Disrupt Our and Our Customers' and Suppliers' Businesses

      We are aware of the risks associated with the operation of information technology and non-information technology systems as the Year 2000 approaches. The problem is pervasive and complex and may affect many information technology and non-information technology systems. The Year 2000 problem results from the rollover of the two digit year value from "99" to "00." Systems that do not properly recognize such date-sensitive information could generate erroneous data or fail. In addition to our own systems, we rely on external systems of our customers, suppliers, creditors, financial organizations, utilities providers and government entities, both domestic and international (which we collectively refer to as "third parties''). Consequently, we could be affected by disruptions in the operations of third parties with which we interact. Furthermore, as customers expend resources to correct their own systems, they may reduce their purchasing frequency and volume of our products.

     We are using both internal and external resources to assess:

  our state of readiness (including the readiness of third parties with which we interact) concerning the Year 2000 problem,

  our costs to correct material Year 2000 problems related to our internal information technology and non-information technology systems,

  the known risks related to any failure to correct any Year 2000 problems we identify, and the contingency plan, if any, that we should adopt should any identified Year 2000 problems not be corrected.

      To date, we have incurred costs not exceeding $2 million to upgrade our information technology and non-information technology systems to, among other things, make such systems Year 2000 ready. We continue to evaluate the estimated costs associated with the efforts to prepare for Year 2000 based on actual experience. While the efforts will involve additional costs, we believe, based on (1) available information, (2) amounts spent to date and (3) the fact that our information technology and non-information technology systems depend on third-party software which, we believe, has been or is being updated to address the Year 2000 problem, that we will manage our total Year 2000 transition without any material adverse effect on our business operations, financial condition, products or financial prospects. The actual outcomes and results could be affected by future factors including, but not limited to:

  the continued availability of skilled personnel,

  cost control,

  the ability to locate and remediate software code problems,

  critical suppliers and subcontractors meeting their Year 2000 compliance commitments, and timely actions by customers.

      We are working with our software system suppliers and believe that certain of these systems are currently not Year 2000 ready. We have targeted September 30, 1999 as the date by which these systems shall be Year 2000 ready. In any event, however, we anticipate that such systems will be corrected for the Year 2000 problem prior to December 31, 1999. We are working with those third parties to identify any Year 2000 problems affecting such third parties that could have a material adverse affect on our business, financial condition or results of operations. However, it would be impracticable for us to attempt to address all potential Year 2000 problems of third parties that have been or may in the future be identified. Specifically, Year 2000 problems have arisen or may arise regarding the information technology and non-information technology systems of third parties having widespread national and international interactions with persons and entities generally (for example, certain information technology and non-information technology systems of governmental agencies, utilities and information and financial networks) that, if uncorrected, could have a material adverse impact on our business, financial condition or results of operations. We are still assessing the effect the Year 2000 problem will have on our suppliers and, at this time, cannot determine such impact. However, we have identified alternative suppliers and, in the event that any significant supplier suffers unresolved material Year 2000 problems, we believe that we would only experience short term disruptions in supply, not exceeding 90 days, while such supplier is replaced.

If We Have Insufficient Proprietary Rights or If We Fail to Protect Those We Have, Our Business Would be Materially Impaired

We May Not Obtain the Intellectual Property Rights We Require

      The telecommunications and laser markets in which we sell our products experience frequent litigation regarding patent and other intellectual property rights. Numerous patents in these industries are held by others, including academic institutions and our competitors. In the past, Uniphase and JDS FITEL have acquired and in the future we may seek to acquire license rights to these or other patents or other intellectual property to the extent necessary for our business. Unless we are able to obtain such licenses on commercially reasonable terms, patents or other intellectual property held by others could inhibit our development of new products for our markets. While in the past licenses generally have been available to Uniphase and JDS FITEL where third- party technology was necessary or useful for the development or production their products, in the future licenses to third-party technology may not be available on commercially reasonable terms, if at all. Generally, a license, if granted, includes payments by us of up- front fees, ongoing royalties or a combination thereof. Such royalty or other terms could have a significant adverse impact on our operating results. We are a licensee of a number of third party technologies and intellectual property rights and are required to pay royalties to these third party licensors on certain of our telecommunications products and laser subsystems.

Our Products May Infringe the Property Rights of Others

      The industry in which we operate experiences periodic claims of patent infringement or other intellectual property rights. We have in the past and may from time to time in the future receive notices from third parties claiming that our products infringe upon third party proprietary rights. Any litigation to determine the validity of any third-party claims, regardless of the merit of these claims, could result in significant expense to us and divert the efforts of our technical and management personnel, whether or not we are successful in such litigation. If we are unsuccessful in any such litigation, we could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology that is the subject of the litigation. We may not be successful in such development or such licenses may not be available on terms acceptable to us if at all. Without such a license, we could be enjoined from future sales of the infringing product or products.

Our Intellectual Property Rights May Not Be Adequately Protected

      Our future depends in part upon our intellectual property, including trade secrets, know-how and continuing technological innovation. We currently hold approximately 150 U.S. patents on products or processes and corresponding foreign patents and have applications for certain patents currently pending. The steps taken by us to protect our intellectual property may not adequately prevent misappropriation or ensure that others will not develop competitive technologies or products. Other companies may be investigating or developing other technologies that are similar to ours. It is possible that patents may not be issued from any application pending or filed by us and, if patents do issue, the claims allowed may not be sufficiently broad to deter or prohibit others from marketing similar products. Any patents issued to us may be challenged, invalidated or circumvented. Further, the rights under our patents may not provide a competitive advantage to us. In addition, the laws of certain territories in which our products are or may be developed, manufactured or sold, including Asia, Europe or Latin America, may not protect our products and intellectual property rights to the same extent as the laws of the United States.

If We Fail to Successfully Manage Our Exposure to the Worldwide Financial Markets, Our Operating Results Could Suffer

      We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. We utilize derivative financial instruments to mitigate these risks. We do not use derivative financial instruments for speculative or trading purposes. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, a majority of our marketable investments are floating rate and municipal bonds, auction instruments and money market instruments denominated in U.S. dollars. We hedge currency risks of investments denominated in foreign currencies with forward currency contracts. Gains and losses on these foreign currency investments are generally offset by corresponding gains and losses on the related hedging instruments, resulting in negligible net exposure to us. A substantial portion of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, we do enter into these transactions in other currencies, primarily Canadian and European currencies. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, we have established hedging programs. Currency forward contracts are utilized in these hedging programs. Our hedging programs reduce, but do not always entirely eliminate, the impact of foreign currency exchange rate movements. Actual results on our financial position may differ materially.

If We Fail to Obtain Additional Capital at the Times, in the Amounts and Upon the Terms Required, Our Business Could Suffer

      We are devoting substantial resources for new facilities and equipment to the production of source lasers, fiber Bragg gratings and modules used in telecommunications and for the development of new solid state lasers. Although we believe existing cash balances, cash flow from operations, available lines of credit and the proceeds from the recently completed public offering of our common stock and the private placement of Exchangeable shares in Canada will be sufficient to meet our capital requirements at least for the next 12 months, we may be required to seek additional equity or debt financing to compete effectively in these markets. We cannot precisely determine the timing and amount of such capital requirements and will depend on several factors, including our acquisitions and the demand for our products and products under development. Such additional financing may not be available when needed, or, if available, may not be on terms satisfactory to us.

Our Currently Outstanding Preferred Stock and Our Ability to Issue Additional Preferred Stock Could Impair the Rights of Our Common Stockholders

      Our Board of Directors has the authority to issue up to 799,999 shares of undesignated preferred stock and to determine the powers, preferences and rights and the qualifications, limitations or restrictions granted to or imposed upon any wholly unissued shares of undesignated preferred stock and to fix the number of shares constituting any series and the designation of such series, without the consent of our stockholders. The preferred stock could be issued with voting, liquidation, dividend and other rights superior to those of the holders of common stock. The issuance of preferred stock under certain circumstances could have the effect of delaying, deferring or preventing a change in control. Each outstanding share of our common stock includes one right. Each right entitles the registered holder, subject to the terms of the Rights Agreement, to purchase from us one unit, equal to one one-thousandth of a share of Series B Preferred Stock, at a purchase price of $135 per unit, subject to adjustment, for each share of common stock held by the holder. The rights are attached to all certificates representing outstanding shares of our common stock, and no separate rights certificates have been distributed. The purchase price is payable in cash or by certified or bank check or money order payable to our order. The description and terms of the rights are set forth in a Rights Agreement between us and American Stock Transfer & Trust Company, as Rights Agent, dated as of June 22, 1998, as amended from time to time.

      Certain provisions contained in the rights plan, and in the equivalent rights plan our subsidiary, JDS Uniphase Canada Ltd., has adopted with respect to its exchangeable shares ("Exchangeable Shares"), may have the effect of discouraging a third party from making an acquisition proposal for us and may thereby inhibit a change in control. For example, such provisions may deter tender offers for shares of common stock or Exchangeable Shares which offers may be attractive to the stockholders, or deter purchases of large blocks of common stock or Exchangeable Shares, thereby limiting the opportunity for stockholders to receive a premium for their shares of common stock or Exchangeable Shares over the then-prevailing market prices.

Certain Anti-Takeover Provisions Contained in Our Charter and Under Delaware Law Could Impair a Takeover Attempt

      We are subject to the provisions of Section 203 of the Delaware General Corporation Law prohibiting, under certain circumstances, publicly-held Delaware corporations from engaging in business combinations with certain stockholders for a specified period of time without the approval of the holders of substantially all of its outstanding voting stock. Such provisions could delay or impede the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving us, even if such events could be beneficial, in the short term, to the interests of the stockholders. In addition, such provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock. Our Certificate of Incorporation and Bylaws contain provisions relating to the limitations of liability and indemnification of our directors and officers, dividing our Board of Directors into three classes of directors serving three-year terms and providing that our stockholders can take action only at a duly called annual or special meeting of stockholders. These provisions also may have the effect of deterring hostile takeovers or delaying changes in control or management of us.

Item 2. Properties

      We own two properties in San Jose, California, totaling 109,000 square feet, which include land, buildings and improvements. Our principal sales, marketing, technical support, administration, and research and development operations as well as manufacturing operations for the argon and solid state lasers, and certain grating-based modules occupy these facilities.

      The majority of our passive products (other than interconnect products) are manufactured in Nepean, Ontario at our 362,000 square foot owned facility and at approximately 255,000 square feet of various leased facilities. An additional 240,000 square feet of owned manufacturing and office space is under construction with occupancy estimated in December 1999.

      Our manufacturing facilities for our He-Ne laser products occupy a 20,000 square foot building in Manteca, California. The building is leased through September 2000. Our facilities for our telecommunications equipment products occupy three leased buildings of 33,000, 27,500 and 20,000 square feet in Bloomfield, Connecticut, where our modulator products are manufactured and a 30,000 square foot leased building in Chalfont, Pennsylvania where our transmitter products are manufactured. UFP products are manufactured at our 15,000 square foot facility in Witney, United Kingdom. Leases for the Bloomfield, Chalfont and Witney facilities expire in July 2002 (with a lease extension available through 2007), February 2001 and December 2013, respectively. As part of the acquisition of UNL, Uniphase entered into two leases for current and new manufacturing engineering and office space covering 235,000 square feet at the Philips Natlab Research Center located in Eindhoven, the Netherlands. ULE occupies 86,000 square feet of manufacturing, engineering and office space in Zurich, Switzerland that is leased through 2007 and continues to sublease certain clean room and manufacturing space from IBM at the IBM Research facility in Ruschlikon, Switzerland. We have secured a new facility lease in Sydney, Australia for 4,500 square feet of production, development and office space to support our fiber Bragg grating product. This lease expires in May 2003. We also maintain sales and service offices in both the United Kingdom and Germany to support our European operations.

Item 3. Legal Proceedings

      Two former employees have commenced wrongful termination actions against us. Summary judgements and subsequent appeals have been issued in each claim. We believe these claims are without merit and are vigorously defending them. Even if these claims are adjudicated in favor of the plaintiffs, we do not believe that the ultimate resolution of these matters will have material adverse impact on us or our operations.

      On July 13, 1998, the Christian Labour Association of Canada ("CLAC"), filed an unfair labor practice complaint under the Labour Relations Act (Ontario) (the "OLRA"). CLAC alleged that JDS FITEL and certain of its managers sought to interfere with CLAC's union organizing drive contrary to the OLRA. Hearings before the Ontario Labour Relations Board were completed on November 16, 1998. No decision has yet been delivered; however, we do not believe that the OLRA proceeding, if determined adversely to us, will have a material adverse effect on our business, financial condition or results of operations.

      In the ordinary course of business, various lawsuits and claims are filed against us. While the outcome of these matters is currently not determinable, management believes that the ultimate resolution of these matters will not have a material adverse effect on our financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

      A special meeting of the Stockholders was held on Monday, June 28, 1999. At the special meeting, four items were put to a vote of the stockholders:

1. Vote upon the proposed merger by and between Uniphase Corporation and JDS FITEL.

2. Vote upon the proposal to amend the Uniphase Amended and Restated Certificate of Incorporation to increase the aggregate number of shares of Uniphase's common stock authorized for issuance from 100,000,000 to 200,000,000 shares.

3. Vote upon a proposal to amend the Uniphase Amended and Restated Certificate of Incorporation to change the name of Uniphase to "JDS Uniphase Corporation".

4. Vote upon the proposal to amend the Uniphase 1998 Employee Stock Purchase Plan ("ESPP") to increase the number of shares of Uniphase common stock available for issuance thereunder by 3,000,000 shares to 5,000,000.

      The voting results were:

                      Item                  For        Against     Abstained
         ------------------------------ ------------ ------------ ------------
      1. Merger Proposal................ 55,867,164      394,752      117,400

      2. Increase in authorized
           share capital................ 71,068,080      970,102      137,934

      3. Rename Corporation............. 71,498,748      105,134      122,234

      4. Increase in ESPP share
           capital...................... 71,633,404      364,894      177,818

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      At August 27, 1999, we had approximately 603 holders of record of our common stock and Exchangeable shares. We had 109,751,566 Common Shares and 63,501,466 Exchangeable Shares outstanding on The Nasdaq National Market and The Toronto Stock Exchange, respectively. Holders of Exchangeable Shares may tender their holdings for common stock on a one-for-one basis at any time. The closing price on August 27, 1999 for the Common Stock and the Exchangeable shares was $110.19 and Canadian $164.50, respectively. We have not paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The following high and low closing bid prices indicated for our Common Stock are as reported on the Nasdaq National Market during each of the quarters indicated.

                                      High       Low
                                   ---------- ----------
Fiscal 1999 Quarter Ended:
     June 30....................     83.594     51.250
     March 31...................     57.563     31.750
     December 31................     34.668     17.188
     September 30...............     31.500     18.813

Fiscal 1998 Quarter Ended:
     June 30....................     31.500     20.313
     March 31...................     22.078     16.594
     December 31................     23.250     14.250
     September 30...............     20.094     14.469

Item 6. Selected Financial Data

(in thousands, except per share amounts)

Years Ended June 30,                          1999       1998      1997      1996      1995
                                           ----------- --------- --------- --------- ---------
Consolidated Statement of Operations Data:
Net sales..................................  $282,828  $185,215  $113,214   $73,701   $46,523
Amortization of purchased intangibles......   $15,730    $5,577    $1,844      $169      $229
Acquired in-process
  research and development(2)..............  $210,400   $40,268   $33,314    $4,480    $4,460
Merger and other costs(3)..................    $6,759     $ --      $ --       $ --      $ --
Income (loss) from operations(2)........... ($153,222) ($11,521) ($15,785)   $5,849    $1,285
Net income (loss)(2)....................... ($171,057) ($19,630) ($17,787)   $3,212    $1,439
Earnings (loss) per share(4):
  Basic....................................    ($2.15)   ($0.28)   ($0.26)    $0.07     $0.04
  Dilutive.................................    ($2.15)   ($0.28)   ($0.26)    $0.06     $0.04
Shares used in per share calculation (4):
  Basic....................................    79,562    70,902    67,382    51,116    37,884
  Dilutive.................................    79,562    70,902    67,382    55,824    41,794

At June 30,                                   1999       1998      1997      1996      1995
                                           ----------- --------- --------- --------- ---------
Consolidated Balance Sheet Data:
Working capital............................  $314,760  $121,428  $110,197  $132,239   $18,404
Total assets...............................$4,096,097  $332,871  $180,653  $175,692   $33,611
Long-term obligations......................    $9,847    $5,666    $2,478    $7,049      $244
Total stockholders' equity.................$3,619,247  $280,038  $152,033  $154,824   $26,196

(1) In November 1998, Uniphase acquired Uniphase Broadband Products, Inc. ("UBP") in a transaction accounted for as a pooling of interests. UBP was a Subchapter S Corporation for income tax purposes prior to acquisition, therefore its taxable income was includable in the personal income tax returns of its stockholders. UBP made periodic dividend distributions to its pre-merger stockholders based on their estimated tax liability on the earnings of UBP. JDS Uniphase has not paid cash dividends on its common stock.

(2) Subsequent to the Securities and Exchange Commission's letter to the AICPA dated September 9, 1998, regarding its views on in-process research and development, the Company re-evaluated its in- process research and development charge with respect to its acquisition of Uniphase Netherlands in June 1998, revised the purchase price allocation and restated its financial statements. As a result, Uniphase made an adjustment which decreased the amount of previously expensed in-process research and development , increased the amount capitalized as goodwill and other intangibles, decreased the net loss by $59.3 million and decreased basic and diluted net loss per share by $0.84 for the year ended June 30, 1998.

(3) Results of operations for fiscal 1999 include $5.9 million of costs and expenses attributable to the pooling of interests transaction with UBP and $0.9 million of operating expenses to reflect the loss on sale of the Ultrapointe assets.

(4) Share and per share amounts for all historical periods have been restated to reflect the 100% stock dividend for stockholders of record as of July 23, 1999.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      JDS Uniphase is the leading provider of advanced fiber optic components and modules. These products are sold to the world's leading telecommunications and cable television system providers, which are commonly referred to as OEMs and include Alcatel, Ciena, General Instruments, Lucent, Nortel, Pirelli, Scientific Atlanta, Siemens and Tyco. Our products perform both optical-only, commonly referred to as "passive" functions, and optoelectronic, commonly referred to as "active" functions, within fiberoptic networks. Our products include semiconductor lasers, high-speed external modulators, transmitters, amplifiers, couplers, multiplexers, circulators, tunable filters, optical switches and isolators for fiberoptic applications. We also supply our OEM customers with test instruments for both system production applications and network installation. In addition, we design, manufacture and market laser subsystems for a broad range of OEM applications, which include biotechnology, industrial process control and measurement, graphics and printing and semiconductor equipment. Recent Events

      Uniphase recently completed a merger of equals with JDS FITEL Inc., a Canadian corporation. In connection with this transaction which was accounted for as a purchase, Uniphase changed its name from "Uniphase Corporation" to "JDS Uniphase Corporation" and changed its stock symbol to "JDSU." We commenced combined operations as of June 30, 1999. In this transaction, JDS FITEL shareholders received a total of 7,333,652 shares of our common stock and a total of 72,534,038 exchangeable shares ("Exchangeable Shares") of JDS Uniphase Canada Ltd. (taking into account the two-for-one share split of the Exchangeable Shares and the one-for-one stock dividend on the Common Shares which were effective July 23, 1999). Each Exchangeable Share is exchangeable, at the option of its holder, at any time into one share of our common stock. Holders of Exchangeable Shares are entitled to dividend and other rights that are, as nearly as practicable, economically equivalent to those of our common stockholders. At any time on or after March 31, 2014 (subject to acceleration in certain circumstances), the Board of Directors of JDS Uniphase Canada Ltd. may redeem all outstanding Exchangeable Shares for an equal number of shares of our common stock. The Exchangeable Shares are listed for trading on The Toronto Stock Exchange under the symbol "JDU." At the consummation of Uniphase's combination with JDS FITEL, the outstanding options to acquire JDS FITEL common shares became options to purchase a total of 6.7 million shares of our common stock. In addition, we granted options to purchase 6.8 million shares of our common stock to certain former JDS FITEL employees upon the effective date of the merger.

      On July 23, 1999, we completed a 100% stock dividend with respect to our outstanding common stock and a corresponding two-for-one stock split of the Exchangeable Shares of our subsidiary, JDS Uniphase Canada Ltd. All prior period share and share amounts have been restated to reflect this stock dividend and stock split.

      On August 4, 1999, we completed an underwritten public offering of shares of our common stock and concurrent private placement of Exchangeable Shares of our subsidiary, JDS Uniphase Canada Ltd. The offering of common stock related to 9,250,000 shares of common stock at a price of US $82.625 per share of which 7,034,308 shares were sold by us and 2,215,692 shares were sold by certain stockholders of JDS Uniphase. The Exchangeable Share offering consisted of 538,600 Exchangeable Shares sold by JDS Uniphase Canada Ltd. and 211,400 Exchangeable Shares sold by certain shareholders of JDS Uniphase Canada Ltd. The net proceeds to us from both offerings, which will be used for general corporate purposes, aggregated approximately $600 million. Results of Operations

      The historical results of operations contained herein only includes business activities from the former Uniphase Corporation plus the impact of purchase accounting that generated a charge of $210.4 million for acquired in-process research and development attributable to the JDS merger recorded on June 30, 1999.

      The following table sets forth for the periods indicated certain financial data as a percentage of net sales:

                                              Years Ended June 30,
                                         ----------------------------------
                                            1999        1998        1997
                                         ----------  ----------  ----------
Net sales...............................     100.0%      100.0%      100.0%
Cost of sales...........................      49.1%       51.9%       53.0%
                                         ----------  ----------  ----------
  Gross profit                                50.9%       48.1%       47.0%
                                         ----------  ----------  ----------
Operating expenses:
  Research and development..............       9.6%        8.0%        8.7%
  Selling, general, and administrative..      13.2%       21.5%       21.2%
  Amortization of purchased
       intangibles......................       5.6%        3.0%        1.6%
  Acquired in-process research and
       development......................      74.4%       21.8%       29.4%
  Merger and other costs................       2.3%         --         --
                                         ----------  ----------  ----------
Total operating expenses................     105.1%       54.3%       60.9%
                                         ----------  ----------  ----------
Loss from operations....................     -54.2%       -6.2%      -13.9%
  Interest and other income, net........       1.3%        1.7%        3.0%
                                         ----------  ----------  ----------
  Loss before income taxes..............     -52.9%       -4.5%      -10.9%
Income tax expense......................       7.6%        6.1%        4.8%
                                         ----------  ----------  ----------
Net loss................................     -60.5%      -10.6%      -15.7%
                                         ==========  ==========  ==========

      Years Ended June 30, 1999, 1998 and 1997

      Net Sales. Net sales of $282.8 million for fiscal 1999 represented an increase of $97.6 million or 53% over fiscal 1998 net sales of $185.2 million which increased $72.0 million or 64% from fiscal 1997 net sales of $113.2 million. The increases in both periods were primarily because of higher net sales from the Active Products Group and the Transmission and Test Group. Fiscal 1999 net sales from the Active Products Group includes sales from the Netherlands subsidiary (UNL) which was acquired in June 1998 in a transaction accounted for as a purchase. Separate discussions with respect to net sales and operating profits by each of the reportable operating segments can be found after the Income Tax Expense heading.

      Net sales to customers outside the United States and Canada accounted for $114.4 million, $70.5 million and $35.7 million or 40%, 38% and 32% of total sales for the years ended June 30, 1999, 1998 and 1997, respectively. The increase of $43.9 million from fiscal 1998 to fiscal 1999 is primarily because of increased sales of active components and transmission and test products. The increase in international sales in 1999 was also due to the inclusion of a full year's sales from UNL. The fiscal 1998 increase in international sales over fiscal 1997 of $34.8 million was due primarily to the inclusion of a full year of ULE sales and the acquisitions of UNL in June 1998 and UFC in November 1997. See Note 10 of Notes to Consolidated Financial Statements.

      Net sales for the year ended June 30, 1999 are not considered indicative of the results to be expected for any future period. In addition, there can be no assurance that the market for our products will grown in future periods at its historical percentage rate or that certain market segments will not decline. Further, there can be no assurance that we will be able to increase or maintain our market share in the future or to achieve historical growth rates.

      Gross Profit. Gross profit of $144.1 million, or 51% of net sales for fiscal 1999 represents an increase of $55.0 million or 62% over fiscal 1998 gross profit of $89.1 million, which was 48% of net sales. Gross profit increased $35.9 million or 67% over fiscal 1997 gross profit of $53.2 million, which was 47% of net sales. The increase in gross profit from the Active Products Group and the Transmission and Test Group more than offset gross profits lost from the sale of the Ultrapointe product line, which historically generated lower gross margins as a percentage of sales. Fiscal 1999 amounts also include a full year's gross profit from UNL, which contributed to the increase, while fiscal 1998 gross profits were adversely impacted by the items discussed in the following paragraph.

      Concurrent with the acquisition of UNL in fiscal 1998, we took certain actions that resulted in reductions to fiscal 1998 gross profit. Charges attributable to such actions were primarily for: (i) inventory write-downs of $2.5 million as a result of product overlap of the UNL lasers with some of Uniphase's existing products resulting in excess quantities and obsolescence of certain products; (ii) inventory write- downs of $1.0 million as a result of renegotiating certain provisions of its distribution agreement with KLA-Tencor to provide reduced quantities of Ultrapointe products, resulting in excess inventory levels; and (iii) inventory write-downs of $600,000 as a result of discontinuing a small specialty product line.

      Gross margin increased to 51% in fiscal 1999 from 48% in fiscal 1998 primarily because of certain manufacturing efficiencies and the higher relative growth rate of product lines with higher gross margin rates. We experienced an increase in gross margins to 48% in fiscal 1998 from 47% in fiscal 1997. Inventory charges resulting from our change in strategic focus with respect to diode based laser applications and from the modification of certain customer and product strategies incorporating lower powered amplifiers by the Active Products Group contributed to the lower gross margin between fiscal 1997 and 1998.

      There can be no assurance that we will be able to maintain gross margins at current levels in future periods. We expect that periodic fluctuations in our gross margins will continue because of changes in our sales and product mix, manufacturing constraints, competitive pricing pressures, higher costs resulting from new production facilities, manufacturing yields, acquisitions of businesses that may have different margins than ours and inefficiencies associated with new product introductions.

      Research and Development Expense. Research and development (R&D) expense of $27.0 million or 10% of net sales represented an increase of $12.2 million or 82% over fiscal 1998 expense of $14.9 million or 8% of net sales. The increase in R&D dollar expenses is primarily due to the continued development and enhancement of our fiber optic product lines and the addition of UNL in June 1998. R&D expense in fiscal 1998 which represented a $5.0 million or 51% increase over fiscal 1997 R&D expense of $9.9 million, or 9% of net sales. The fiscal 1998 increase in R&D expense was largely due to the continuing efforts to develop our telecommunications products and the additional R&D expenses of certain new business units in fiscal 1998.

      We are committed to continuing our significant R&D expenditures and expect that the absolute dollar amount of R&D expenses will increase as we invest in developing new products and in expanding and enhancing our existing product lines, although R&D expenses may vary as a percentage of net sales in future periods. In addition, there can be no assurance that expenditures for R&D will be successful or that improved processes or commercial products will result from these projects.

      Selling, General and Administrative Expense. On an as reported basis, selling, general and administrative (SG&A) expense of $37.4 million or 13% of net sales in fiscal 1999 represents a decrease of $2.5 million or 6% as compared to fiscal 1998 SG&A expense of $39.9 million. SG&A expense before acquisition and reorganization charges (described below) of $36.9 million or 13% of net sales in fiscal 1999 represent an increase of $9.3 million or 34% over fiscal 1998 expense of $27.6 million or 15% of net sales. The dollar increase in SG&A expense as compared to fiscal 1998 is primarily due to higher sales, marketing and administrative costs to support all telecommunications and CATV products and the addition of UNL in June 1998 offset by a reduction in SG&A expense as a result of the Ultrapointe product line sale.

      In connection with Uniphase's merger with JDS FITEL, we recorded approximately $513,000 in charges in fiscal 1999 to consolidate our Wavelocker product operations and to curtail overlapping development of circulator products. These charges consisted primarily of write offs of certain assets and the cost of closing our facility in Batavia, Illinois.

      In the fourth quarter of fiscal 1998, we recorded SG&A charges related to certain initiatives taken following the acquisition of UNL. These charges included the cost of: reorganizing our management and sales structure which included $3.6 million for severance costs related to management and other personnel terminated during the quarter, of which $2.9 million was a non-cash charge resulting from the acceleration of stock option vesting. An additional $700,000 in SG&A expenses related to costs incurred in connection with centralizing our sales function that included hiring and relocating new sales management and training the sales force; SG&A expense in the fourth quarter of fiscal 1998 also provided for the cost of changing the structure of Ultrapointe in connection with the continuing downturn in semiconductor equipment markets. The primary components of these charges were severance costs related to Ultrapointe personnel terminated during the quarter, of which $3.9 million was a non-cash charge resulting from the acceleration of stock option vesting and costs of $1.1 million incurred in connection with obtaining a supply agreement with a major CATV system customer. Cash outflows in connection with these actions were approximately $1.8 million during fiscal 1999.

      In fiscal 1997, SG&A expense was $24 million or 21% of net sales. As a result of the ULE acquisition and a change in strategic focus for diode-based laser applications, we recorded charges to consolidate its European laser research to Switzerland, close its Uniphase Lasers, Ltd. facility in Rugby, England, consolidate laser packaging operations and to recognize the modification of certain customer and product strategies at UTP incorporating lower powered amplifiers. Uniphase also increased its allowance for doubtful accounts and certain other reserves in the third quarter of fiscal 1997.

      We expect the amount of SG&A expenses to increase in the future, although such expenses may vary as a percentage of net sales in future periods. We expect to incur charges to operations, which are not currently estimable, in fiscal 2000 to reflect costs associated with integrating Uniphase and JDS FITEL's operations.

      Amortization of Purchased Intangibles. Since fiscal 1995, we have entered into several mergers and acquisitions that generated approximately $3.5 billion in identified intangibles (primarily developed technology) and goodwill. In fiscal 1999, amortization of purchased intangibles ("API") was $15.7 million or 6% of net sales, which represented a $10.2 million or 182% increase from API expense of $5.6 million or 3% of net sales in fiscal 1998. The increase in API expense is primarily due to the intangible assets generated from the acquisition of UNL in June 1998 and the purchase of certain assets from Chassis Engineering in September 1998.

      API expense in fiscal 1998 represented a $3.7 million or 202% increase over API expense of $1.8 million in fiscal 1997 or 2% of net sales. API expense in fiscal 1998 includes a $3.7 million impairment charge to certain long-lived assets recorded in connection with the acquisition of UFP in fiscal 1996 following the acquisition of UNL. Fiscal 1997 API expense includes a $477,000 impairment to certain long-lived assets resulting from the closure of Uniphase's Optomech facility in Rugby, England.

      Our API expense will increase significantly in the future periods as a result of the merger with JDS FITEL and, accordingly, we expect to report losses for the foreseeable future. Goodwill and other intangibles arising from the JDS FITEL merger totaled $3.4 billion, including the related deferred tax effect. If we amortized goodwill and other intangible assets in equal quarterly amounts over a five year period following completion of Uniphase's combination with JDS FITEL, the accounting charge attributable to these items would be $168 million per quarter or $672 million per fiscal year. In addition, API expense could change because of other acquisitions or impairment of existing identified intangible assets and goodwill in future periods.

      Acquired In-process Research and Development. In fiscal 1999, we recorded $210.4 million or 74% of net sales of acquired in-process research and development resulting from Uniphase's merger with JDS FITEL. In fiscal 1998, we incurred charges for in-process research and development of $40.3 million or 22% of net sales related to the acquisition of UNL from Philips ($33.7 million) and UFC from Australian Photonics Pty Ltd. ($6.6 million). In fiscal 1997, we incurred a charge for in-process research and development of $33.3 million or 29% of net sales related to the acquisition of the assets of ULE from IBM. See Note 9 of Notes to Consolidated Financial Statements. These amounts were expensed on the acquisition dates because the acquired technology had not yet reached technological feasibility and had no future alternative uses. There can be no assurance that acquisitions of businesses, products or technologies by us in the future will not result in substantial charges for acquired in-process research and development that may cause fluctuations in our quarterly or annual operating results.

      A description of the acquired in-process technology, stage of development, estimated completion costs and time to complete at the date of the merger with for the merger with JDS FITEL, as well as the current status of acquired in-process research and development projects for each acquisition can be found at the end of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Interest and Other Income. Net interest and other income of $3.6 million for fiscal 1999 represented an increase of $382,000 from fiscal 1998 income of $3.3 million. Fiscal 1998 net interest and other income was comparable to fiscal 1997 income of $3.4 million. The increase in interest and other income in 1999 was primarily the result of higher investment balances.

      Income Tax Expense. We recorded tax provisions of $21.5 million, $11.4 million, and $5.4 million for fiscal 1999, 1998 and 1997, respectively. The expected tax benefit derived by applying the federal statutory rate to the operating losses each year was primarily offset by in-process research and development expenses which provided no immediate tax benefit.

      We have established a valuation allowance covering a portion of the gross deferred tax assets originating from its European subsidiaries acquired in fiscal 1998 and 1997. The valuation allowance reduces net deferred tax assets to amounts considered realizable in the near future based on projected future taxable income. As there can be no assurance that these European subsidiaries will generate future taxable income, there can be no assurance that these valuation allowances will be realized.

Operating Segment Information

      Active Products Group. Net sales increased 98% from fiscal 1998 primarily because of the introduction of several new products including a higher powered 980-nm pump laser, the submarine 980-nm pump laser and the Wavelocker module. Net sales were also higher because of continued demand for modulator products and the acquisition of UNL in June 1998 in a transaction accounted for as a purchase. Net sales for this operating segment increased 134% from fiscal 1997 to 1998, primarily because of higher volumes of modulator products and a full year's contribution to net sales from the Switzerland subsidiary (ULE) that was acquired in March 1997 in a transaction accounted for as a purchase. Operating income from the Active Products Group increased in each year presented because of these same factors. Results for the second half of fiscal 1999 also benefited from the higher volumes enabled by final qualification of ULE's new wafer fabrication facility.

      Transmission and Test Group. Net sales increased 81% from fiscal 1998 because of continued demand for certain test instruments and from growth of the Company's new 1310-nm CATV transmitter product line. As compared to 1550-nm digital transmitters, analog 1310-nm transmitters require significantly higher volumes with lower average selling prices to achieve comparable net sales. Net sales from transmission and test products increased 50% from fiscal 1997 to fiscal 1998 primarily because of higher volumes of 1550-nm transmitters and test instruments. Operating income in the current year increased significantly (498%) from fiscal 1998 primarily because of costs incurred in 1998 to develop the 1310-nm transmitter products and the discontinuance of a small specialty products line in the same period. Operating income in fiscal 1998 of $2.7 million improved over fiscal 1997 amount of $0.7 million as fiscal 1998 represented the first full year of production of 1550-nm transmitters and amplifier products for CATV.

      Laser Subsystems Group. Net sales and operating income improved 9% from fiscal 1998 to fiscal 1999. Laser subsystem products are used in biotechnology and semiconductor applications that the Company characterizes as mature industries. Fiscal 1998 net sales grew 16% from fiscal 1997, however operating income improved 40% from $8.4 million in 1997 to $11.8 million in fiscal 1998 because of the closure of the Laser Subsystems Group's facility in Rugby, England in fiscal 1997.

Liquidity and Capital Resources

      At June 30, 1999, our combined balance of cash, cash equivalents and short-term investments was $233.9 million. During fiscal 1999, we met our liquidity needs primarily through cash generated from operating activities. Net cash provided by operating activities was $66.9 million in fiscal 1999, compared with $51.0 million and $21.9 million for fiscal years 1998 and 1997, respectively.

      Cash provided by operating activities during fiscal 1999 was primarily the result of net losses of $171.1 million offset by noncash charges during the year for depreciation and amortization of $30.7 million and acquired in-process research and development costs of $210.4 million. Increases to accounts receivable, inventories and other working capital attributable to the merger with JDS FITEL are excluded from operating cash flow as the amounts represent non cash exchanges for common stock (see Note 11 of Notes to Consolidated Financial Statements). Increases in accounts receivable of $21.5 million resulted from higher sales. Inventories increased $12.1 million to meet the ongoing increases in demand for several major telecommunications products. Cash flow from operating activities also benefited from increases in all other liabilities of $25.0 million offset by a decrease in other current assets of $5.1 million.

      Cash used in investing activities was $40.3 million in fiscal 1999 compared with $45.7 million and $48.9 million for fiscal years 1998 and 1997, respectively. The merger with JDS FITEL generated $35.4 million in cash net of $12 million in transaction related costs. Other acquisition related activities during fiscal 1999 used approximately $400,000. In fiscal 1999, we incurred capital expenditures of $46.6 million primarily for facilities improvements and equipment purchases to expand our manufacturing capacity primarily for our telecommunications product lines. We expect to continue to expand its worldwide manufacturing capacity, primarily for telecommunications products, by making approximately $160 million in capital expenditures for fiscal 2000. In addition, we invested excess net cash of $28.4 million in short term investments during fiscal 1999.

      We generated $15.4 million in cash from financing activities in fiscal 1999 as compared to cash used in financing activities of $1.7 million in fiscal 1998 and cash provided by financing activities of $3.8 million in fiscal 1997. In fiscal 1999, we generated $16.1 million from the exercise of stock options and the sale of stock through our employee stock purchase plan. Cash used for financing activities in fiscal 1999 include dividends of $648,000 paid to former shareholders of BCP.

      We have two unsecured revolving lines of credit totaling $54.0 million. Advances under the U.S. line of credit bears interest at the bank's prime rate (7.75% at June 30, 1999) whereas the Canadian credit line bears interest at LIBOR (5.84% at June 30, 1999) plus .25%. There were no borrowings under either line as of June 30, 1999. Under the terms of the U.S. line of credit agreement, we are required to maintain certain minimum working capital, net worth, profitability levels and other financial conditions. The U.S. agreement prohibits the payment of cash dividends and contains certain restrictions on our ability to borrow money or purchase assets or interests in other entities without the prior written consent of the bank. The U.S. line of credit expires in May 2000. As of June 30, 1999, we were in compliance with all convenants under the agreement.

      We believe that our existing cash balances and investments, together with cash flow from operations, available lines of credit and our recently completed stock offerings discussed below, will be sufficient to meet our liquidity and capital spending requirements at least through the end of fiscal 2000. However, possible investments in or acquisitions of complementary businesses, products or technologies may require additional financing prior to such time. In August 1999, we completed a sale of approximately 8.4 million shares of Common Stock and 0.5 million of Exchangeable Shares. Net proceeds were approximately $710 million and are available for general corporate purposes. There can be no assurance that additional debt or equity financing will be available when required or, if available, can be secured on terms satisfactory to us.

Acquired In-Process Research and Development

JDS FITEL

      The in-process research and development relates to sophisticated optical components and modules that manage light transmission through today's most advanced telecommunications systems. The in-process research and development is comprised of four main categories: (i) Thermo Optic Waveguide Attenuators, (ii) Solid State Switch (iii) 50 GHz Wavelength Division Multiplexing ("WDM"), and (iv) Erbium Doped Fibers Amplifiers ("EDFA").

      The following is a brief description of each acquired in-process research and development project as of the date of the merger:

      Thermo-Optic Waveguide Attenuator. The main application for this product is in active power control for optical networks, both at the transmitter for pre-emphasis and inside an optical amplifier for gain tilt control. The current generation of attenuators are optomechanical but the thermo-optic attenuator will be solid state. The main advantages of this technology are: no moving parts, smaller size, and lower cost. We estimate that the development cycle for this product family will continue for approximately 18 months. The product is currently in the designing stage of the development cycle. The estimated cost to complete development of the attenuator technology is expected to be approximately $1.3 million ratably until its completion in the fourth calendar quarter of 2000. We believe the associated risks of developing this product into commercially viable products to be meeting customer/market performance specifications and competing technologies that offer comparable functionality.

      Solid State Switch. This is the waveguide optical switch series of solid state switches. This technology uses the thermo-optic effect in a polymer. The main application is in configurable optical add/drop and optical protection switching. We estimate that the development cycle for this product family will continue for approximately 12 months. The product is currently in the prototyping stage of the development cycle. The estimated cost to complete development of the switching technology is expected to be approximately $2.8 million ratably until its completion in the second calendar quarter of 2000. We believe the associated risks of developing this product into commercially viable products to be meeting customer/market performance specifications and competing technologies that offer comparable functionality.

      50GHz WDM. This product represents the next generation of WDM components. These products are used by telecommunications carriers to enhance the carrying capacity of fiber in their long-distance networks. We estimate that the development cycle for this product family will continue for approximately 6 months. The product is currently in the verification and testing stage of the development cycle. The estimated cost to complete development of the 50GHz WDM technology is expected to be approximately $7.5 million ratably until its completion in the fourth calendar quarter of 1999. We believe the associated risks of developing this product into commercially viable products to be meeting customer/market performance specifications and competing technologies that offer comparable functionality.

      EDFA. The EDFA is used to compensate for fiber loss and extends the reach of the telecommunications system on which it is being used. In WDM systems, all the wavelengths can be amplified by a single EDFA. This method is much more cost effective than using electrical regenerators for individual wavelengths. We estimate that the development cycle for this product family will continue for approximately 3 months. The product is currently in the verification and testing stage of the development cycle. The estimated cost to complete development of the EDFA technology is expected to be approximately $6.0 million ratably until its completion in the third calendar quarter of 1999. We believe the associated risks of developing this product into commercially viable products to be meeting customer/market performance specifications and competing technologies that offer comparable functionality.

     Value Assigned to In-Process Research and Development

      The value assigned to in-process research and development was determined by considering the importance of each project to the overall development plan, estimating costs to develop the purchased in-process research and development into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. The revenue estimates used to value the purchased in-process research and development were based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by us and our competitors.

      The rates utilized to discount the net cash flows to their present value are based on Company's weighted average cost of capital and the weighted average return on assets. Given the nature of the risks associated with the difficulties and uncertainties in completing each project and thereby achieving technological feasibility, anticipated market acceptance and penetration, market growth rates, and risks related to the impact of potential changes in future target markets, the weighted average cost of capital was adjusted. Based on these factors, a discount rate of 27% was deemed appropriate for JDS FITEL.

      The estimates used in valuing in-process research and development were based upon assumptions we believe to be reasonable but which are inherently uncertain and unpredictable. Our assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Accordingly, actual results may vary from the projected results. Any such variance may result in a material adverse effect on our financial condition and results of operations.

      With respect to the acquired in-process technologies, the calculations of value were adjusted to reflect the value creation efforts of JDS FITEL prior to the merger. Following are the estimated completion percentages and technology lives:

                                                    Percent     Expected
Project                                            Completed Technology Life
--------                                           --------- --------------
Thermo-Optic Waveguide Attenuator...............         70%    5 years
Solid State Switches............................         80%    5 years
50GHz WDM.......................................         50%    5 years
EDFA............................................         70%    5 years

      The value assigned to each acquired in-process research and development project as of the merger date were as follows (in millions):

     JDS FITEL:
Thermo-Optic Waveguide Attenuator........................      $13.6
Solid State Switches.....................................       19.1
50GHz WDM................................................       45.1
EDFA.....................................................      107.4
Other Products...........................................       25.2
                                                         ------------
  Total acquired in-process research and development.....     $210.4
                                                         ============

      Current Status of Acquired In-Process Research and Development Projects

      We periodically review the stage of completion and likelihood of success of each of the in-process research and development projects. The current status of the in-process research and development projects for all major acquisitions during fiscal 1998 and 1997 are as follows:

      Uniphase Netherlands

      The product introductions for the WDM lasers - CW and direct modulation and DFB/EA and modulator are either on schedule or are approximately 6 months behind schedule. The WDM laser - direct modulation is expected to have a lower revenue growth rate than originally anticipated. The development of the semiconductor optical amplifier technology has been delayed because of market demand for other products. The development of the telecom technology is on schedule but the revenue growth rate in initial periods is expected to be lower than originally anticipated. Development of the CATV technologies is approximately 6 months behind schedule and is expected to take a higher level of development effort to bring the technology to market. We have incurred post-acquisition research and development expenses of approximately $4.6 million in developing the acquired in-process technology and estimate the cost to complete this technology, in combination with our other continuing research and development expenses, will not be in excess of our historic expenditures for research and development as a percentage of our net sales. The differences between the actual outcome noted above and the assumptions used in the original valuation of the technology are not expected to ultimately impact the expected return on investment from the acquisition of UNL or our results of operations and financial position.

      Uniphase Fiber Components

      The initial products developed from submarine and unpackaged technology projects were completed approximately on schedule and post- acquisition research and development expenses approximately equaled the estimated cost to complete at the acquisition date. The Company is experiencing higher levels of demand for the submarine products than anticipated in the original estimates. The temperature compensation project is behind schedule because of unforeseen technical difficulties in maintaining specifications at the harshest environmental test points, however we are satisfied with the developments achieved to date. The dispersion compensation project is significantly behind schedule and the market does not appear to be developing as anticipated. The Add-Drop projects were discontinued concurrent to the merger with JDS. We have incurred post-acquisition research and development expenses of approximately $2.7 million in developing the acquired in-process technology and estimate the cost to complete this technology, in combination with our other continuing research and development expenses, will not be in excess of our historic expenditures for research and development as a percentage of our net sales. The differences between the actual outcome noted above and the assumptions used in the original valuation of the technology are not expected to ultimately impact the expected return on investment from the acquisition of UFC or our results of operations and financial position.

      Uniphase Laser Enterprise

      The Submount and RWG series products were released on schedule and post-acquisition research and development expenses approximately equaled the estimated cost to complete at the acquisition date. Actual revenue for these products has significantly exceeded the estimates used in the valuation of the technology. We did not pursue development of the distributed feedback laser because of resources being redirected to expand the Submount and RWG Series development program in response to strong market demand. The high power project is somewhat delayed because of shifting R&D resources to Submount/RWG because of RWG demand. We have incurred post-acquisition research and development expenses of approximately $6.2 million in developing the acquired in-process technology and estimate the cost to complete this technology, in combination with our other continuing research and development expenses, will not be in excess of our historic expenditures for research and development as a percentage of our net sales. The differences between the actual outcome noted above and the assumptions used in the original valuation of the technology are not expected to ultimately impact the expected return on investment from the acquisition of ULE or our results of operations and financial position

Item 7A. Quantitative and Qualitative Disclosure About Market Risks

      Foreign Exchange

      We generate a significant portion of our sales from sales to customers located outside the United States, principally in Europe. International sales are made mostly from our foreign subsidiaries in the local countries and are typically denominated in either U.S. dollar or the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

      Our international business is subject to risks typical of an international business including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

      We use forward foreign exchange contracts as the vehicle for hedging certain assets and liabilities denominated in foreign currencies. In general, these forward foreign exchange contracts have three months or less to maturity. Gains and losses on hedges are recorded in non-operating other income as offset against losses and gains on the underlying exposures. Management of the foreign exchange hedging program is done in accordance with corporate policy.

      At June 30, 1999, hedge positions totaled U.S. dollar $38.6 million equivalent. All hedge positions are carried at fair value and all hedge positions had maturity dates within three months.

      Interest Rates

      We invest our cash in a variety of financial instruments, including floating rate bonds, municipal bonds, auction instruments and money market instruments. These investments are denominated in U.S. dollars. Cash balances in foreign currencies overseas are operating balances and are only invested in short term deposits of the local operating bank.

      Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted because of a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part of these factors, the Company's future investment income may fall short of expectations because of changes in interest rates or the Company may suffer loses in principal if forced to sell securities which have seen a decline in market value because of changes in interest rates.

      Our investments are made in accordance with an investment policy approved by the Board of Directors. No investment securities have maturities exceeding three years, however the average duration of the portfolio does not exceed eighteen months.

Item 8. Financial Statements and Supplementary Data

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS AND STOCKHOLDERS
JDS UNIPHASE CORPORATION

      We have audited the accompanying consolidated balance sheets of JDS Uniphase Corporation as of June 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1999. Our audits also included the financial statement schedule listed in the index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of JDS Uniphase Corporation at June 30, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

\s\ Ernst & Young, LLP

San Jose, California
      July 23, 1999, except for Note 13,
      as to which the date is
      August 25, 1999.

JDS UNIPHASE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

                                              Years Ended June 30,
                                         ----------------------------------
                                            1999        1998        1997
                                         ----------  ----------  ----------
Net sales...............................  $282,828    $185,215    $113,214
Cost of sales...........................   138,748      96,130      60,001
                                         ----------  ----------  ----------
  Gross profit                             144,080      89,085      53,213
                                         ----------  ----------  ----------
Operating expenses:
  Research and development..............    27,048      14,857       9,861
  Selling, general, and administrative..    37,365      39,904      23,979
  Amortization of purchased
       intangibles......................    15,730       5,577       1,844
  Acquired in-process research and
       development......................   210,400      40,268      33,314
  Loss on sale of product line..........       882          --          --
  Merger costs..........................     5,877          --          --
                                         ----------  ----------  ----------
Total operating expenses................   297,302     100,606      68,998
                                         ----------  ----------  ----------
Loss from operations....................  (153,222)    (11,521)    (15,785)
Interest income.........................     4,083       2,964       3,985
Interest expense........................       (21)        (69)       (421)
Other income (expense), net.............      (429)        356        (134)
                                         ----------  ----------  ----------
  Loss before income taxes..............  (149,589)     (8,270)    (12,355)
Income tax expense......................    21,468      11,360       5,432
                                         ----------  ----------  ----------
Net loss................................ ($171,057)   ($19,630)   ($17,787)
                                         ==========  ==========  ==========

Basic and dilutive loss per share.......    ($2.15)     ($0.28)     ($0.26)
                                         ==========  ==========  ==========

Shares used in per share calculation:
   Basic and dilutive...................    79,562      70,902      67,382
                                         ==========  ==========  ==========

      See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

                                                             June 30,
                                                        -----------------------
                                                           1999        1998
                                                        ----------- -----------
                             Assets
Current assets:
   Cash and cash equivalents.........................      $75,418     $33,325
   Short-term investments............................      158,475      62,031
   Accounts receivable, less allowances for
     doubtful accounts of $1,101 at June 30, 1999
     and $809 at June 30, 1998.......................      120,868      41,922
   Inventories.......................................       87,850      22,137
   Refundable income taxes...........................        4,821       2,219
   Deferred income taxes.............................        7,923       4,321
   Other current assets..............................        8,220       2,640
                                                        ----------- -----------
      Total current assets...........................      463,575     168,595
Property, plant, and equipment, net..................      181,092      57,191
Deferred income taxes................................        5,449       3,976
Goodwill and other intangible assets.................    3,444,215     102,979
Other assets.........................................        1,766         130
                                                        ----------- -----------
      Total assets...................................   $4,096,097    $332,871
                                                        =========== ===========

                  Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable..................................      $38,123     $15,784
   Accrued payroll and related expenses..............       27,237       7,793
   Income taxes payable..............................       37,203       7,697
   Other accrued expenses............................       46,252      15,893
                                                        ----------- -----------
      Total current liabilities......................      148,815      47,167

Deferred income taxes................................      318,188        --
Accrued pension and other employee benefits..........        6,129       4,835
Other non-current liabilities........................        3,718         831
Commitments and contingencies........................

Stockholders' equity:
   Preferred stock, $0.001 par value:
      Authorized shares - 1,000,000
      Series A: 100,000 shares issued and
      outstanding at June 30, 1999 and 1998..........        --          --
      Series B: 100,000 shares authorized
      at June 30, 1999 and 1998......................        --          --
      Undesignated: 1 voting share
      authorized, issued and outstanding.............        --          --
   Common stock, $0.001 par value
      Authorized shares - 200,000,000
      Issued and outstanding shares - 160,922,626 at
      June 30, 1999 and 77,839,932 at June 30, 1998..          161          78
   Additional paid-in capital........................    3,822,591     307,408
   Accumulated deficit...............................     (197,823)    (26,118)
  Accumulated other comprehensive income (loss)......       (5,682)     (1,330)
                                                        ----------- -----------
      Total stockholders' equity.....................    3,619,247     280,038
                                                        ----------- -----------
      Total liabilities and stockholders' equity.....   $4,096,097    $332,871
                                                        =========== ===========

      See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands)

                                                                                                     Accumulated
                                           Preferred Stock     Common Stock   Additional   Retained     Other
                                       ------------------- ------------------   Paid-in    Earnings  Comprehensive
                                        Shares    Amount    Shares    Amount    Capital   (Deficit)  Income (loss)   Total
                                       --------- --------- --------- -------- ----------- ---------- ------------ -----------
Balance at June 30, 1996.............       --     $  --     65,846      $66    $141,337    $13,336          $85    $154,824
  Shares issued under
     employee stock plans
     and related tax benefits........       --        --      3,296        3      14,654        --           --       14,657
  Amortization of deferred
     compensation....................       --        --        --       --          871        --           --          871
  Dividends on BCP stock.............       --        --        --       --         --         (430)         --         (430)
  Net loss...........................       --        --        --       --         --      (17,787)         --      (17,787)
  Net unrealized gain (loss) on
     securities available-for-sale...       --        --        --       --         --          --            29          29
  Foreign currency
     translation adjustment..........       --        --        --       --         --          --          (131)       (131)
                                                                                                                  -----------
  Comprehensive loss.................       --        --        --       --         --          --           --      (17,889)
                                       --------- --------- --------- -------- ----------- ---------- ------------ -----------
Balance at June 30, 1997.............       --        --     69,142       69     156,862     (4,881)         (17)    152,033
  Shares issued under
     employee stock plans
     and related tax benefits........       --        --      2,178        2      11,278        --           --       11,280
  Preferred and common stock
     issued to Philips...............       100       --      6,520        7     131,337        --           --      131,344
  Amortization of deferred
     compensation....................       --        --        --       --        1,051        --           --        1,051
  Stock Compensation.................       --        --        --       --        6,880        --           --        6,880
  Dividends on BCP stock.............       --        --        --       --        --          (643)         --         (643)
  Adjustments to conform BCP with
     Company's fiscal year end.......       --        --        --       --        --          (964)         --         (964)
  Net unrealized gain/(loss) on
     securities available-for-sale...       --        --        --       --        --           --            43          43
  Foreign currency
     translation adjustment..........       --        --        --       --        --           --        (1,356)     (1,356)
  Net loss...........................       --        --        --       --        --       (19,630)         --      (19,630)
                                                                                                                  -----------
  Comprehensive loss.................       --        --        --       --        --           --           --      (20,943)
                                       --------- --------- --------- -------- ----------- ---------- ------------ -----------
Balance at June 30, 1998.............       100       --     77,840       78     307,408    (26,118)      (1,330)    280,038
  Shares issued under
     employee stock plans
     and related tax benefits........       --        --      3,126        3      29,463        --           --       29,466
  Common stock and options issued
     in connection with JDS FITEL
     merger, net of issuance costs...       --        --     79,868       80   3,482,791        --           --    3,482,871
  Conversion of debt for common
     stock...........................       --        --         88      --        2,437        --           --        2,437
  Amortization of deferred
     compensation....................       --        --        --       --          492        --           --          492
  Dividends on BCP stock.............       --        --        --       --        --          (648)         --         (648)
  Net loss...........................       --        --        --       --        --      (171,057)         --     (171,057)
  Net unrealized gain/(loss) on
     securities available-for-sale...       --        --        --       --        --           --          (190)       (190)
  Foreign currency
     translation adjustment..........       --        --        --       --        --           --        (4,162)     (4,162)
                                                                                                                  -----------
  Comprehensive loss.................       --        --        --       --        --           --           --     (175,409)
                                       --------- --------- --------- -------- ----------- ---------- ------------ -----------
Balance at June 30, 1999.............       100     $ --    160,922     $161  $3,822,591  ($197,823)     ($5,682) $3,619,247
                                       ========= ========= ========= ======== =========== ========== ============ ===========

     See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                        Years Ended June 30,
                                                  ------------------------------
                                                     1999      1998      1997
                                                  ---------- --------- ---------
Operating activities
  Net loss........................................($171,057) ($19,630) ($17,787)
  BCP net income for the six months ended
    December 31, 1997.............................      --       (964)       --
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
       Depreciation expense.......................   13,864     6,193     3,204
       Amortization expense.......................   16,794     4,002     1,617
       Acquired in-process research and
         development..............................  210,400    40,268    33,314
       Stock compensation expense.................      492     6,880       871
       Write-off of inventory, equipment and
         intangible assets........................    2,477     3,605     1,977
       Change in deferred income taxes, net.......    5,075      (834)   (1,591)
  Changes in operating assets and liabilities:
       Accounts receivable........................  (21,493)  (12,386)    1,117
       Inventories................................  (12,050)    1,674    (5,389)
       Refundable income taxes....................     (351)    3,791    (1,450)
       Other current assets.......................   (5,139)     (988)      718
       Income taxes payable.......................   17,511     9,042     2,652
       Accounts payable, accrued liabilities,
         and other accrued expenses...............   10,423    10,372     2,682
                                                  ---------- --------- ---------
Net cash provided by operating activities.........   66,946    51,025    21,935
                                                  ---------- --------- ---------
Investing activities
  Purchase of available-for-sale investments...... (204,794) (187,246)  (97,959)
  Sale of available-for-sale investments..........  176,418   177,267   107,258
  Cash acquired from merger with JDS FITEL,
      net of expenses.............................   35,423       --        --
  Acquisition of Netherlands subsidiary...........     --      (4,100)      --
  Acquisition of Uniphase Fiber Components
      Ltd. Pty, net of cash acquired..............     --      (6,696)      --
  Acquisition of net assets of Laser Enterprise...     --         --    (45,900)
  Other acquisitions of businesses................     (389)      --        --
  Purchase of property, plant and equipment
      and licenses................................  (46,622)  (24,870)  (12,239)
  Increase in other assets........................     (334)      (79)      (11)
  Decrease in other assets........................     --          12       --
                                                  ---------- --------- ---------
Net cash used in investing activities.............  (40,298)  (45,712)  (48,851)
                                                  ---------- --------- ---------
Financing activities
  Repayment of notes payable and lease obligations     --      (6,061)     (548)
  Proceeds from issuance of common stock other
    than in the public offerings..................   16,093     4,886     4,464
  Pre-merger dividends paid on BCP stock..........     (648)     (540)     (126)
                                                  ---------- --------- ---------
Net cash provided by (used in) financing
   activities.....................................   15,445    (1,715)    3,790
                                                  ---------- --------- ---------
Increase (decrease) in cash and cash equivalents..   42,093     3,598   (23,126)
Cash and cash equivalents at beginning of period..   33,325    29,727    52,853
                                                  ---------- --------- ---------
Cash and cash equivalents at end of period........  $75,418   $33,325   $29,727
                                                  ========== ========= =========

     See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BUSINESS ACTIVITIES and SUMMARY of SIGNIFICANT ACCOUNTING POLICIES

      Business Activities

      JDS Uniphase Corporation (the "Company" or "JDS Uniphase") was formed as a Delaware Corporation in October 1993. The Company designs, develops, manufactures and markets components, modules and instruments for fiber optic telecommunications, cable television (CATV) systems and laser subsystems. The Company's telecommunications and CATV divisions design, develop, manufacture and market active and passive fiberoptic components and modules including semiconductor lasers, high-speed external modulators, transmitters, amplifiers, couplers (including WDM), circulators, tunable filters, optical switches, isolators and other components for fiber optic applications. Instruments are manufactured and marketed for both production and installation by OEM telecommunications customers. The Company's Laser Division designs, develops, manufactures and markets laser subsystems for a broad range of OEM applications which include biotechnology, industrial process control and measurement, graphics and printing, and semiconductor equipment. In December 1998, the Company sold the assets of its Ultrapointe subsidiary to KLA-Tencor Corporation. Ultrapointe designed and manufactured advanced laser-based systems for semiconductor wafer defect examination and analysis.

      As more fully described in Note 9, the Company merged with Broadband Communications Products, Inc. ("BCP") in November 1998 in a pooling of interests transaction. The consolidated financial statements for fiscal 1998 and 1997 have been restated to include the financial position, results of operations and cash flows of BCP. There were no transactions between BCP and the Company prior to the combination and no significant adjustments were necessary to conform BCP's accounting policies. Because of differing year ends, financial information relating to Uniphase's fiscal years ended June 30, 1997 has been combined with financial information relating to BCP's years ended December 31, 1997. The consolidated statement of stockholders' equity for fiscal 1998 includes an adjustment of $964,000 to reduce accumulated deficit for the income of BCP for the six months ended December 31, 1997 which is included in the results of operations twice. Net sales of BCP for the six months ended December 31, 1997 were approximately $4.1 million. BCP was a subchapter S Corporation for income tax purposes and, therefore, did not pay U.S. federal income taxes. BCP will be included in the Company's U.S. federal income tax return effective November 25, 1998. BCP's net taxable temporary differences were insignificant as of the date of the merger.

      Basis of Presentation

      The consolidated financial statements include JDS Uniphase and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     Reclassifications

      The Company separately classified the amortization and write-offs associated with goodwill and other intangible assets arising from transactions accounted for as purchases which were previously included in selling, general and administrative expenses and has included royalty and license costs as selling general and administrative expense on the Consolidated Statements of Operations. In addition, the Company has combined goodwill and identified intangibles on the Consolidated Balance Sheets under the caption "Intangible assets." For comparative purposes, amounts in the prior years have been reclassified to conform to the current period presentation.

      Cash, Cash Equivalents and Short-term Investments

      JDS Uniphase considers all liquid investments with maturities of ninety days or less when purchased to be cash equivalents. The Company's short-term investments have maturities of greater than ninety days. The Company's securities are classified as available-for-sale and are recorded at fair value. Fair value is based upon market prices quoted on the last day of the fiscal year. The cost of debt securities sold is based on the specific identification method. Unrealized gains and losses are reported as a separate component of stockholders' equity. Gross realized gains and losses are included in interest income and have not been material. The Company's investments consist of the following:

                                                Gross       Gross     Estimated
                                  Amortized  Unrealized  Unrealized     Fair
                                     Cost       Gains      Losses       Value
                                  ---------- ----------- ----------- -----------
                                                   (in thousands)
JUNE 30, 1999:
  Floating rate bonds...........     $6,900    $   --      $   --        $6,900
  Municipal bonds...............     80,021          56         135      79,942
  Auction instruments...........      5,950        --          --         5,950
  Money market instruments......     83,542        --            $5      83,537
                                  ---------- ----------- ----------- -----------
                                   $176,413         $56        $140    $176,329
                                  ========== =========== =========== ===========

JUNE 30, 1998:
  Floating rate bonds...........     $9,740    $   --      $   --        $9,740
  Municipal bonds...............     60,216          64          10      60,270
  Auction instruments...........      6,101        --          --         6,101
  Money market instruments......      5,851        --          --         5,851
                                  ---------- ----------- ----------- -----------
                                    $81,908         $64         $10     $81,962
                                  ========== =========== =========== ===========

     The following is a summary of contractual maturities of the company's investments:

JUNE 30, 1999:
                                                                      Estimated
                                                          Amortized     Fair
                                                            Cost        Value
                                                         ----------- -----------
                                                                (in thousands)
Money market funds.....................................     $83,542     $83,537
Amounts maturing within one year.......................      28,755      28,776
Amounts maturing after one year, within five years.....      64,116      64,016
                                                         ----------- -----------
                                                           $176,413    $176,329
                                                         =========== ===========

      Fair Value of Financial Instruments

      The Company has determined the estimated fair value of financial instruments. The amounts reported for cash, accounts receivable, short-term borrowings, accounts payable, notes payable and accrued expenses approximate the fair value because of their short maturities. Investment securities and foreign currency exchange contracts are reported at their estimated fair value based on quoted market prices of comparable instruments.

      Inventories

      Inventories are valued at the lower of cost (first-in, first-out method) or market. The components of inventory consist of the following:

                                                      June 30,
                                             ------------------------
                                                1999         1998
                                             ----------- ------------
                                                   (in thousands)
Finished goods...........................       $10,400       $7,274
Work in process..........................        35,867       11,998
Raw materials and purchased parts........        41,583        2,865
                                             ----------- ------------
                                                $87,850      $22,137
                                             =========== ============

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

                                                      June 30,
                                             ------------------------
                                                1999         1998
                                             ----------- ------------
                                                   (in thousands)
Land.....................................       $10,025       $4,868
Building and improvements................        38,595        8,772
Machinery and equipment..................       109,856       36,566
Furniture, fixtures and office
  equipment..............................        15,271        8,051
Leasehold improvements...................        16,452        4,922
Construction in progress.................        20,035       12,162
                                             ----------- ------------
                                                210,234       75,341
Less: accumulated depreciation and
  amortization...........................       (29,142)     (18,150)
                                             ----------- ------------
                                               $181,092      $57,191
                                             =========== ============

      Goodwill and Other Intangible Assets

      Intangible assets represent licenses and intellectual property acquired, purchased intangible assets and the excess acquisition cost over the fair value of tangible and intangible net assets of businesses acquired (goodwill). Purchased intangible assets include developed technology, trademarks and trade names, assembled workforces and customer bases. Intangible assets are being amortized using the straight-line method over estimated useful lives ranging from 3 to 10 years.

      The amortization and write-off goodwill and purchased intangibles are separately presented as a component of operating expenses on the Consolidated Statement of Operations, whereas the amortization of licenses and other intellectual property is included in selling, general and administrative expense. The components of intangible assets are as follows:

                                                      June 30,
                                           ------------------------  Remaining
                                              1999         1998        Lives
                                           ----------- ------------ -----------
                                                   (in thousands)

Goodwill................................   $2,576,223      $83,419  2 - 6 years
Purchased intangibles...................      875,422       21,584  2 - 6 years
Licenses and other intellectual
  property..............................        9,772        1,950  1 - 9 years
                                           ----------- ------------
                                            3,461,417      106,953
Less: accumulated amortization..........      (17,202)      (3,974)
                                           ----------- ------------
                                           $3,444,215     $102,979
                                           =========== ============

      Intangible and other long-lived assets are reviewed whenever indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the related asset carrying amount. Intangible assets were reviewed during the fiscal fourth quarter of 1998 following the Company's acquisition of UNL. This review indicated that the UFP intangible assets were impaired, as determined based on the projected cash flows from UFP over the next three years. Cash flow projections took into effect the net sales and expenses expected from UFP products, as well as maintaining its current manufacturing capabilities. Consequently, the carrying value of the UFP goodwill and other long- lived assets totaling $2.2 million and $1.5 million, respectively, were written off as a component of operating expenses during fiscal 1998.

      Concentration of Credit Risk

      Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments and trade receivables. The Company places its cash equivalents and short-term investments with high credit-quality financial institutions. The Company invests its excess cash primarily in auction and money market instruments, and municipal and floating rate bonds. The Company has established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity. The Company sells primarily to customers involved in the application of laser technology and the manufacture of telecommunications products. The Company performs ongoing credit evaluations of its customers and does not require collateral. The Company provides reserves for potential credit losses, however such losses and yearly provisions have not been significant and have been within management's expectations.

      Foreign Currency Translation and Exchange Contracts

      The Company's international subsidiaries use their local currency as their functional currency. Assets and liabilities denominated in foreign currencies are translated using the exchange rate on the balance sheet dates. Net sales and expenses are translated using average rates of exchange prevailing during the year. The translation adjustment resulting from this process is included as a component of other stockholders' equity and comprehensive income (loss). Foreign currency transaction gains and losses are not material and are included in the determination of net income.

      During fiscal 1999, the Company entered into forward foreign currency option contracts to hedge certain balance sheet accounts denominated in Swiss Francs, Dutch Guilders, German Marks, Canadian Dollars and Japanese Yen. As of June 30, 1999, the Company had foreign currency option contracts outstanding as follows (in thousands of equivalent U.S. dollars):

                        Swiss Francs...........     $6,639
                        Dutch Guilders.........      4,925
                        Canadian Dollars.......     25,000
                        Japanese Yen...........      2,000
                                                ------------
                                                   $38,564
                                                ============

      These foreign currency contracts expire on various dates in the first quarter of fiscal 2000. The difference between the fair value and the amortized carrying value on foreign currency exchange contracts is immaterial.

      While the contract amounts provide one measure of the volume of the transactions outstanding at June 30, 1999 they do not represent the amount of the Company's exposure to credit risk. The Company's exposure to credit risk (arising from the possible inability of the counterparts to meet the terms of their contracts) is generally limited to the amount, if any, by which the counterparts' obligations exceed the obligations of the Company.

      Revenue Recognition

      The Company recognizes revenue generally at the time of shipment. Revenue on the shipment of evaluation units is deferred until customer acceptance. The Company provides for the estimated cost to repair products under warranty at the time of sale.

      Stock Dividend

      On July 8, 1999, the Company's Board of Directors approved a 100% stock dividend on all common stock and a stock split on the exchangeable shares for holders of record as of July 23, 1999. All share and per share amounts included in these consolidated financial statements and notes applicable to prior periods have been restated to reflect this stock dividend and stock split.

     Earnings (loss) per Share

      As the Company incurred a loss in fiscal 1999, 1998 and 1997, the effect of dilutive securities totaling 6,822,000, 5,990,000, and 5,468,000 equivalent shares, respectively, have been excluded from the computation as they are antidilutive. Dilutive securities exclude the conversion of Series A Preferred Stock until the removal of all contingencies attributable to their conversion is assured beyond a reasonable doubt. In fiscal 2000, earnings per share will include the JDS Uniphase Canada Ltd. Exchangeable Shares ("Exchangeable Shares").

      The following table sets for the computation of basic and diluted earnings (loss) per share:

                                                  Years Ended June 30,
                                         ----------------------------------
                                            1999        1998        1997
                                         ----------  ----------  ----------
                                         (in thousands, except per share data)
Denominator for basic and dulutive
   earnings (loss) per share-weighted
   average shares.......................    79,562      70,902      67,382
                                         ==========  ==========  ==========

Net loss................................ ($171,057)   ($19,630)   ($17,787)
                                         ==========  ==========  ==========

Basic and dilutive loss per share.......    ($2.15)     ($0.28)     ($0.26)
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

      Impact of Recently Issued Accounting Standards

      As of July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". SFAS 130 established new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or stockholders' equity. SFAS 130 requires foreign currency translation adjustments, which prior to adoption were reported in stockholders equity, to be included in accumulated other comprehensive income. SFAS 130 also requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Comprehensive income consists of net income and other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

      In 1999, the Company also adopted Statement of Financial Accounting Standards No. 132 ("SFAS 132"), "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS 132 standardizes the disclosure requirements for pensions and other postretirement benefits, requires additional information on changes in the benefit obligations and fair values of plan assets and eliminates certain disclosures that are no longer considered useful. The adoption of SFAS 132 had no impact on the Company's financial position or results of operations.

      The Company intends to adopt Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended by Statement of Financial Accounting Standard No. 137 "Deferral of Effective Date of FASB Statement 133," as of the beginning of its fiscal year 2001. The Standard will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The change in a derivative's fair value related to the ineffective portion of a hedge, if any, will be immediately recognized in earnings. The effect of adopting the Standard is currently being evaluated but is not expected to have a material effect on the Company's financial position or overall trends in results of operations.

NOTE 2. LINES of CREDIT

      The Company has a U.S. $10.0 million revolving bank line of credit that expires in May 2000. Advances under the line of credit bear interest at the bank's prime rate (7.75% at June 30, 1999) and are unsecured. Under the terms of the line of credit agreement, the Company is required to maintain certain minimum working capital, net worth, profitability levels and other specific financial ratios. In addition, the agreement prohibits the payment of cash dividends and contains certain restrictions on the Company's ability to borrow money or purchase assets or interests in other entities without the prior written consent of the bank. The Company also has an unused operating bank line of credit for Canadian $65 million (approximately U.S. $44 million). Borrowings under the Canadian line of credit bear interest charged at LIBOR (5.84% at June 30, 1999) plus 1/4%. The Company has no outstanding borrowings under either of these facilities at June 30, 1999.

NOTE 3. OTHER ACCRUED EXPENSES

      The components of other accrued expenses are as follows:

                                                                 June 30,
                                                       ------------------------
                                                           1999        1998
                                                       ------------ -----------
                                                              (in thousands)
Acquisition, integration and reorganization costs.....     $22,526      $8,294
Temporary labor costs.................................       4,816         --
Accrued expenses due to affiliated company............       4,252         --
Warranty reserve......................................       2,361       1,906
Facility expansion holdbacks..........................       2,010         --
Other accrued liabilities.............................      10,287       5,693
                                                       ------------ -----------
                                                           $46,252     $15,893
                                                       ============ ===========

      Acquisition, integration and reorganization costs include approximately $9.1 million of direct costs associated with the JDS FITEL merger, approximately $10.3 million of costs incurred by JDS FITEL in connection with the merger, and $3.1 million for certain exit costs in connection with the acquisition with UNL in fiscal 1998 (see Note 9).

NOTE 4. INCOME TAXES

      Income tax expense consists of the following:

                                           Years Ended June 30,
                                  -----------------------------------
                                     1999       1998         1997
                                  ---------- ----------- ------------
                                            (in thousands)
Federal:
 Current........................    $15,380      $7,848       $4,635
 Deferred.......................     (2,944)       (361)        (367)
                                  ---------- ----------- ------------
                                     12,436       7,487        4,268
State:
 Current........................      1,370       3,245        1,222
 Deferred.......................       (198)       (524)        (160)
                                  ---------- ----------- ------------
                                      1,172       2,721        1,062
Foreign:
 Current........................      9,793       1,152        1,166
 Deferred.......................     (1,933)       --         (1,064)
                                  ---------- ----------- ------------
                                      7,860       1,152          102
                                  ---------- ----------- ------------
  Income tax expense............    $21,468     $11,360       $5,432
                                  ========== =========== ============

      The tax benefit realized in connection with exercises of stock options reduced taxes currently payable by $11.4 million, $6.2 million and $10.2 million for the years ended June 30, 1999, 1998 and 1997, respectively.

      A reconciliation of the income tax expense at the federal statutory rate to the income tax expense at the effective tax rate is as follows:

                                           Years Ended June 30,
                                  -----------------------------------
                                     1999       1998         1997
                                  ---------- ----------- ------------
                                            (in thousands)
Income taxes (benefit) computed
  at federal statutory rate.....   ($52,356)    ($2,812)     ($4,200)
State taxes, net of federal
  benefit.......................        762       1,796          701
Acquired in-process research
  and development for which no
  tax benefit is currently
  recognizable..................     82,056      13,691        9,466
Non-deductible merger expenses..      2,292          --          --
Benefit from net earnings of
  foreign subsidiaries
  considered permanently
  invested in non-U.S.
  operations....................     (4,597)         --          --
Realization of valuation
  allowance.....................       (389)     (1,547)         --
Tax exempt income...............     (1,159)       (527)        (502)
Pre-merger subchapter S taxes...         --        (775)        (379)
Other...........................     (5,141)      1,534          346
                                  ---------- ----------- ------------
  Income tax expense............    $21,468     $11,360       $5,432
                                  ========== =========== ============

      The components of deferred taxes consist of the following:

                                                      June 30,
                                             ------------------------
                                                1999         1998
                                             ----------- ------------
                                                (in thousands)
Deferred tax assets:
 AMT and research tax credit
  carryforwards..........................        $3,718       $2,813
 Net operating loss carryforwards........         6,739          --
 Inventory ..............................         1,150        1,336
 Additional tax basis of intangibles.....         7,402        8,793
 Deferred compensation...................         2,925        2,637
 Warranty and other reserves.............         1,949          538
 Other...................................           431        1,430
                                             ----------- ------------
   Total deferred tax assets.............        24,314       17,547
 Valuation allowance.....................       (10,942)      (9,250)
                                             ----------- ------------
   Net deferred tax assets...............        13,372        8,297

Deferred tax liabilities:
 Acquired intangibles....................      (318,188)         --
                                             ----------- ------------
   Total deferred tax liabilities........      (318,188)         --
                                             ----------- ------------
   Total net deferred tax assets.........     ($304,816)      $8,297
                                             =========== ============

      The valuation allowance at June 30, 1999 relates to tax benefits of stock option deductions, which will be credited to equity when realized. The valuation allowance reduces net deferred tax assets to amounts considered realizable in the near future based on projected future taxable income.

      At June 30, 1999, the Company had federal net operating loss carryforwards of approximately $19.2 million. These carryforwards will expire beginning in 2012, if not utilized.

NOTE 5. LEASE COMMITMENTS

      The Company leases manufacturing and office space primarily in Manteca, California; Bloomfield, Connecticut; Chalfont, Pennsylvania; Melbourne, Florida; Witney, United Kingdom; Zurich, Switzerland; Sydney, Australia; Eindhoven, the Netherlands and Canada under operating leases expiring at various dates through December 2013 and containing certain renewal options ranging from one to four years. The Company has the option of terminating two of its lease agreements on December 25, 2003 upon six months written notification.

      Future minimum commitments for noncancelable operating leases are as follows:

                                              Operating
             Year Ending June 30,              Leases
     ----------------------------------      -----------
                                            (in thousands)
         2000............................         4,812
         2001............................         4,976
         2002............................         4,294
         2003............................         3,844
         2004............................         3,831
         Thereafter......................        17,488
                                             -----------
         Total minimum lease payments....       $39,245
                                             ===========

      Rental expense for operating leases for the years ended June 30, 1999, 1998, and 1997 amounted to approximately $5.0 million, $1.3 million and $1.0 million, respectively.

NOTE 6. RELATED PARTY TRANSACTIONS

      As discussed in Note 9, the Company acquired 100% of the capital stock of Philips Optoelectronics B.V. from Koninklijke Philips Electronics N.V. ("Philips"). Philips owns approximately 3.5% of the Company's outstanding common stock and maintained a seat on the Company's Board of Directors through July 6, 1999. The Company has operating leases for manufacturing facilities and site service agreements for network support and information systems at the Philips NATLAB Center in Eindhoven, the Netherlands. In addition, the Company is obligated to provide future design and development services on certain laser technology to Philips that the Company believes will be of strategic importance to Philips' existing consumer and business electronics operations. The Company is obligated to provide 15 million Dutch Guilders (approximately $7.5 million) of such services through April 2000, of which the remaining amount of approximately 5 million Dutch Guilders is expected to be provided ratably during fiscal 2000.

      Payments to Philips for non-canceleable lease commitments totalled $2.1 million fiscal 1999. Lease commitments to Philips included in Note 5 above represent 66% of total future minimum commitments for non-cancelable operating leases. Balances with related parties that are included in the consolidated financial statements are immaterial, except for the following amounts with Philips:

                                                      June 30,
                                             ------------------------
                                                1999         1998
                                             ----------- ------------
                                                   (in thousands)
Accounts Receivable......................        $ --         $6,805
Accounts Payable.........................        $ --           $442

NOTE 7. PENSION and OTHER EMPLOYEE BENEFITS

      Pensions

      Through the acquisition of ULE in Switzerland, the Company assumed two foreign defined-benefit pension plans related to the employees of ULE. Benefits are based on years of service and annual compensation on retirement. Plans are funded in accordance with applicable Swiss regulations.

      In connection with the acquisition of UNL, the Company agreed to continue to provide pension benefits to its qualified Holland employees through a multi-employer defined benefit pension plan sponsored by the Holland Metalworkers Union. Philips is obligated to fully fund the pension benefit obligation for all periods prior to June 9, 1998 directly to the Metalworkers Union Plan. The Company has also assumed responsibility for funding benefits earned in excess of those provided by the Holland Metalworkers Union.

      A summary of the components of net periodic benefit cost for the defined benefit plans is presented here:

                                                           June 30,
                                             -----------------------------------
                                                1999        1998        1997
                                             ----------- ----------- -----------
                                                          (in thousands)
Defined benefit plans:
  Service cost...........................          $212        $626        $458
  Interest cost..........................           362         339         322
  Expected return on plan assets.........          (214)       (253)       (224)
  Prior gains (losses)...................            (8)         --          --
                                             ----------- ----------- -----------
    Net pension expense..................          $352        $712        $556
                                             =========== =========== ===========

      Weighted average assumptions used each year in accounting for defined plans were:

                                                    June 30,
                                             -----------------------
                                                1999        1998
                                             ----------- -----------
ULE pensions:
Discount rate as of year end.............           3.5%        5.0%
Return on plan assets....................           4.5%        4.5%
Rate of compensation increase............           2.5%        3.5%

UNL pensions:
Discount rate as of year end.............           4.0%        4.0%
Return on plan assets....................           4.5%        4.5%
Rate of compensation increase............           2.0%        2.0%

      The following table sets forth the funded status and amounts recognized in the Consolidated Balance Sheet for the Company's benefits plans:

                                                      June 30,
                                             -----------------------
                                                1998        1997
                                             ----------- -----------
                                                   (in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year..        $8,586      $6,448
Service cost.............................           212         626
Interest cost............................           362         339
Plan participants' contributions.........           327         167
Business combinations....................            --       2,000
Actuarial (gains) losses.................         2,320        (994)
                                             ----------- -----------
Benefit obligation at end of year........       $11,807      $8,586
                                             =========== ===========

                                                      June 30,
                                             -----------------------
                                                1998        1997
                                             ----------- -----------
                                                   (in thousands)
Change in plan assets:
Fair value of plan assets at beginning           $4,909      $4,488
  of year................................          (652)         34
Actual return on plan assets.............           165         220
Company contributions....................           327         167
Benefits paid............................            --          --
                                             ----------- -----------
Fair value of plan assets at end of year.        $4,749      $4,909
                                             =========== ===========

Funded status of plan (underfunded)......       ($7,058)    ($3,677)
Unrecognized net actuarial (gain) loss...         2,419        (775)
                                             ----------- -----------
Net prepaid (accrued) benefit cost.......       ($4,639)    ($4,452)
                                             =========== ===========

      Amounts recognize in the Consolidated Balance Sheet consist of:

                                                      June 30,
                                             -----------------------
                                                1999        1998
                                             ----------- -----------
                                                   (in thousands)
Prepaid (accrued) benefit cost...........        $  --      ($2,452)
Accrued benefit liability................        (2,197)     (2,000)
Intangible asset.........................        (2,442)        --
                                             ----------- -----------
Net prepaid (accrued) benefit cost.......       ($4,639)    ($4,452)
                                             =========== ===========

      Plan assets consist primarily of listed stocks, bonds and cash surrender value life insurance policies.

      Other Employee and Postemployment Benefits

      JDS Uniphase has an employee 401(k) salary deferral plan, covering all domestic employees. Employees may make contributions by withholding a percentage of their salary up to $10,000 per year. Company contributions consist of $.25 per dollar contributed by the employees with at least six months of service. Company contributions were approximately $567,000, $426,000 and $309,000 for the years ended June 30, 1999, 1998, and 1997, respectively.

NOTE 8. STOCKHOLDERS' EQUITY

      Preferred Stock

      In connection with the acquisition of UNL, the Company issued 100,000 shares of non-voting, non-cumulative Series A Preferred Stock to Philips having a par value of $.001 per share. The Series A Preferred Stock is convertible into additional shares of common stock based on an agreed upon formula for annual and cumulative shipments of certain products during the four-year period ending June 30, 2002. The Preferred Stock is also convertible into common stock upon the occurrence of a Redemption Event, as defined in the Series A Preferred Stock Agreement.

      In June 1998, the Company adopted a Stockholder Rights Agreement, as amended (the "Company Rights Agreement") and declared a dividend distribution of one right (a "Right") per share of common stock for stockholders of record as of July 6, 1998. Each Right will entitle stockholders to purchase 1/1000 share of the Company's Series B Preferred Stock at an exercise price of $135. The Rights only become exercisable in certain limited circumstances following the tenth day after a person or group announces acquisitions of or tender offers for 15% or more of the Company's common stock. For a limited period of time following the announcement of any such acquisition or offer, the Rights are redeemable by the Company at a price of $.01 per Right. If the Rights are not redeemed, each Right will then entitle the holder to purchase common stock having the value of twice the then-current exercise price. For a limited period of time after the exercisability of the Rights, each Right, at the discretion of the Board, may be exchanged for either 1/1000 share of the Company's Series A Preferred Stock or one share of common stock per Right. The Rights expire on June 22, 2008.

      The Board of Directors has the authority, without any further vote or action by the stockholders, to provide for the issuance of an additional 799,999 shares of Preferred Stock from time to time in one or more series with such designations, rights, preferences and limitations as the Board of Directors may determine, including the consideration received therefore, the number of shares comprising each series, dividend rates, redemption provisions, liquidation preferences, redemption fund provisions, conversion rights and voting rights, all without the approval of the holders of common stock.

      Exchangeable Shares of JDS Uniphase Canada Ltd.

      On June 30, 1999, in connection with the merger with JDS FITEL, JDS Uniphase Canada Ltd., a subsidiary of the Company, adopted an Exchangeable Share rights plan (the "Exchangeable Rights Plan") substantially equivalent to the Company Rights Agreement. Under the Exchangeable Rights Plan, each Exchangeable Share issued has an associated right (an "Exchangeable Share Right") entitling the holder of such Exchangeable Share Right to acquire additional Exchangeable Shares on terms and conditions substantially the same as the terms and conditions upon which a holder of shares of common stock is entitled to acquire either 1/1000 share of the Company's Series B Preferred Stock or, in certain circumstances, shares of common stock under the Company Rights Agreement. The definitions of beneficial ownership, the calculation of percentage ownership and the number of shares outstanding and related provisions of the Company Rights Agreement and the Exchangeable Rights Plan apply, as appropriate, to shares of common stock and Exchangeable Shares as though they were the same security. The Exchangeable Share Rights are intended to have characteristics essentially equivalent in economic effect to the Rights granted under the Company Rights Agreement.

      Stock Option Plans

      As of June 30, 1999, Uniphase had reserved approximately 28,718,000 shares of common stock for future issuance to employees and directors under its 1984 Amended and Restated Stock Option Plan (the "1984 Option Plan"), the Amended and Restated 1993 Flexible Stock Incentive Plan (the "1993 Option Plan"), the JDS FITEL, Inc. 1994 Stock Option Plan ("the 1994 JDS Plan"), the JDS FITEL, Inc. 1996 Stock Option Plan ("the 1996 JDS Plan") and the 1996 Non-qualified Stock Option Plan ("the 1996 Option Plan"). The Board of Directors has the authority to determine the type of option and the number of shares subject to option. The exercise price is generally equal to fair value of the underlining stock at the date of grant. Options generally become exercisable over a four-year period and, if not exercised, expire from five to ten years from the date of grant. The following table summarizes option activity through June 30, 1999:

                                             Options Outstanding
                                           -----------------------
                                                          Weighted
                                    Shares                 Average
                                  Available    Number     Exercise
                                  for Grant   of shares     Price
                                  ---------- ----------- -----------
                                  (in thousands, except price per share)
Balance at June 30, 1996........        168      10,058       $1.67
Increase in authorized shares...      5,484         --           --
Granted.........................     (4,004)      4,004       10.08
Canceled........................        472        (456)       6.22
Exercised.......................         --      (2,856)       1.35
                                  ---------- ----------- -----------
Balance at June 30, 1997........      2,120      10,750        4.70
Increase in authorized shares...      6,358         --           --
Granted.........................     (4,848)      4,848       18.47
Canceled........................        386        (386)       6.78
Exercised.......................         --      (1,883)       2.02
Expired.........................        (59)        --           --
                                  ---------- ----------- -----------
Balance at June 30, 1998........      3,957      13,329        9.46
Increase in authorized shares...     14,397         --           --
Granted.........................    (12,428)     12,428       40.87
Canceled........................        578        (578)      18.13
Exercised.......................         --      (2,959)       5.48
Expired.........................         (6)        --           --
                                  ---------- ----------- -----------
Balance at June 30, 1999........      6,498      22,220      $23.31
                                  ========== =========== ===========

     The following table summarizes information about options outstanding at June 30, 1999 (shares in thousands):

                             Options Outstanding          Options Exercisable
                      ---------------------------------- ----------------------
                                   Weighted
                                    Average
                                   Remaining   Weighted               Weighted
                                  Contractual  Average                Average
  Average Range of      Number       Life      Exercise    Number     Exercise
   Exercise Prices    Outstanding (in years)    Price    Exercisable   Price
--------------------- ----------- ----------- ---------- ----------- ----------
  $ 0.12 -   $ 1.53        2,640        3.83    $ 0.80        2,349    $ 0.82
  $ 1.72 -   $ 4.07        2,341        4.71    $ 2.95        1,309    $ 2.87
  $ 4.47 -   $ 9.66        2,529        5.35    $ 7.77          477    $ 8.29
  $ 9.93 -   $14.69        2,231        5.73    $13.22          792    $12.65
  $14.69 -   $18.27        2,412        6.16    $16.41          945    $16.51
  $18.36 -   $26.38        2,644        6.83    $21.99          542    $21.41
  $27.16 -   $27.44        2,487        7.19    $27.39          162    $27.44
  $27.91 -   $67.22        3,377        7.20    $54.73           16    $28.06
  $67.23 -   $75.52        1,131        7.06    $67.90           --    $  --
  $75.69 -   $75.69          428        7.99    $75.69           --    $  --
                      ----------- ----------- ---------- ----------- ----------
  $ 0.12 -   $75.69       22,220        6.03    $23.31        6,592    $ 7.85
                      ===========                        ===========

     Employee Stock Purchase Plans

      The Uniphase 1998 Employee Stock Purchase Plan (the "98 Purchase Plan") was adopted in June 1998. The Company has reserved 5,000,000 shares of common stock for issuance under the 98 Purchase Plan. The 98 Purchase Plan, effective August 1, 1998, provides eligible employees with the opportunity to acquire an ownership interest in Uniphase through participation in a program of periodic payroll deductions applied at specific intervals to the purchase of common stock. The Purchase Plan is structured as a qualified employee stock purchase plan under Section 423 of the amended Internal Revenue Code of 1986. However, the Purchase Plan is not intended to be a qualified pension, profit sharing or stock bonus plan under Section 401(a) of the 1986 Code and is not subject to the provisions of the Employee Retirement Income Security Act of 1974. The Purchase Plan will terminate upon the earlier of August 1, 2008 or the date on which all shares available for issuance under the Purchase Plan have been sold.

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

      In conjunction with the acquisition of ULE in fiscal 1997, the Company issued stock options to key employees of ULE at a value that was less than the market value. The Company is recognizing compensation expense for the total value of $2.0 million over the vesting period of four years. Stock based compensation expense in fiscal 1999 was immaterial.

      Pro forma information regarding net income and earnings per share is required by SFAS No. 123. This information is required to be determined as if the Company had accounted for its employee stock options (including shares issued under the Employee Stock Purchase Plan, collectively called "options") granted subsequent to June 30, 1995 under the fair value method of that statement. The fair value of options granted in 1999, 1998 and 1997 reported below has been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                                         Employee Stock
                                     Employee               Purchase
                                  Stock Options           Plan Shares
                               --------------------   --------------------
                                1999   1998   1997     1999   1998   1997
                               ------ ------ ------   ------ ------ ------
Expected life (in years)...      6.1    5.5    5.5      0.5    0.5    0.5
Risk-free interest rate....      5.6%   6.4%   6.5%     5.6%   5.9%   5.4%
Volatility.................     0.67   0.66   0.64     0.68   0.76   0.75
Dividend yield.............        0%     0%     0%       0%     0%     0%

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. A total of approximately 12,428,000 options were granted during fiscal 1999 with exercise prices equal to the market price of the stock on the grant date. The weighted-average exercise price and weighted-average fair value of these options were $40.87 and $12.21, respectively. The weighted-average exercise price and weighted-average fair value of stock options granted during fiscal 1998 was $18.47 and $11.66 per share, respectively. The weighted average exercise price and weighted average fair value of stock options granted during fiscal 1997 was $10.08 and $6.87, respectively. The weighted average fair value of shares granted under the Employee Stock Purchase Plan during 1999, 1998 and 1997 was $6.23, $5.32 and $3.54, respectively.

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                    Years Ended June 30,
                                              --------------------------------
                                                 1999       1998       1997
                                              ---------- ---------- ----------
                                            (in thousands, except per share data)
      Pro forma net income (loss)..........   ($228,686)  ($33,679)  ($22,003)
      Pro forma earnings (loss) per share..      ($2.87)    ($0.48)    ($0.33)

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

NOTE 9. MERGERS AND ACQUISITIONS

      JDS FITEL

      Effective June 30, 1999, the Company combined its operations with JDS FITEL Inc. of Ottawa, Canada in a transaction accounted for as a purchase. JDS FITEL primarily manufactures passive products that include components and modules that route and guide optical signals transmitted through a fiberoptic network. The results of operations for fiscal 1999 exclude the business activities of JDS FITEL. The JDS Uniphase fiscal 1999 financial Statements reflect the issuance of common shares or Exchangeable Shares of JDS Uniphase Canada Ltd. for all of the outstanding JDS FITEL common shares based on the outstanding JDS FITEL common shares on June 30, 1999, the exchange ratio of 0.50855 of a JDS Uniphase share of common stock or 0.50855 of an Exchangeable Share of JDS Uniphase Canada Ltd. for each JDS FITEL common share and an average market price per JDS Uniphase common share of $81.713 per share. The average market price per JDS Uniphase common share is based on the average closing price for a range of trading days (January 22 through February 4, 1999) around the announcement date (January 28, 1999) of the merger. In addition, JDS Uniphase issued options to purchase 6.6 million JDS Uniphase common shares in exchange for outstanding JDS FITEL options with the number of shares and the exercise price appropriately adjusted by the exchange ratio. The value of the options, as well as estimated direct transaction expenses of $12 million, have been included as a part of the total estimated purchase cost. In addition, the Company granted options to purchase approximately 6.8 million shares of JDS Uniphase Common Shares to certain former JDS FITEL employees subsequent to the effective date of the merger.

     The total purchase cost of the JDS FITEL merger is as follows (in thousands):

  Value of securities issued...............              $3,263,119
  Assumption of JDS FITEL options..........                 221,614
                                                         -----------
                                                         $3,484,733
Direct transaction costs and expenses......                  12,000
                                                         -----------
  Total purchase cost......................              $3,496,733
                                                         ===========

The preliminary allocation of the purchase price
  is as follows (in thousands):

  Tangible net assets acquired.............                $244,839
  Intangible assets acquired:
   Developed technology....................                 490,500
   Trademark and tradename.................                 348,000
   Assembled workforce.....................                  19,240
   Goodwill................................               2,501,118
  In-process research and development......                 210,400
  Deferred tax liabilities.................                (317,364)
                                                         -----------
   Total purchase price allocation.........              $3,496,733
                                                         ===========

      The purchase price allocation is preliminary and is dependant upon the Company's final analysis.

      Tangible net assets acquired includes $47.4 million of cash acquired from JDS FITEL. Tangible net assets of JDS FITEL also include short-term investments, accounts receivable, inventories and fixed assets. Liabilities assumed principally include accounts payable, accrued compensation and accrued expenses. Goodwill and intangible assets acquired are each being amortized on a straight-line basis over estimated useful lives of five years.

      A portion of the purchase price has been allocated to developed technology and acquired in-process research and development ("IPRD"). Developed technology and IPRD were identified and valued through extensive interviews, analysis of data provided by JDS FITEL concerning developmental products, their stage of development, the time and resources needed to complete them, if applicable, their expected income generating ability, target markets and associated risks. The Income Approach, which includes an analysis of the markets, cash flows, and risks associated with achieving such cash flows, was the primary technique utilized in valuing the developed technology and IPRD.

      Where developmental projects had reached technological feasibility, they were classified as developed technology and the value assigned to developed technology was capitalized. Where the developmental projects had not reached technological feasibility and had no future alternative uses, they were classified as IPRD and charged to expense upon closing of the merger. The Company estimates that a total investment of $17.5 million in research and development over the next 2 years will be required to complete the IPRD. The nature of the efforts required to develop the purchased IPRD into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements.

      In valuing the IPRD, JDS Uniphase considered, among other factors, the importance of each project to the overall development plan projected incremental cash flows from the projects when completed and any associated risks. The projected incremental cash flows were discounted back to their present value using a discount rate of 27%. This discount rate was determined after consideration of JDS Uniphase's weighted average cost of capital and the weighted average return on assets. Associated risks include the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility, anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets.

      The IPRD relates to sophisticated optical components and modules that manage light transmission through today's most advanced telecommunications systems. The IPRD is comprised of four main categories: (i) Thermo Optic Waveguide Attenuators, (ii) Solid State Switch, (iii) 50 GHz Wavelength Division Multiplexing ("WDM"), and (iv) Erbium Doped Fiber Amplifiers.

      The following unaudited pro forma summary presents the consolidated results of operations of the Company, excluding the charge for acquired in-process research and development, as if the acquisition of JDS FITEL had occurred at the beginning of fiscal 1998 and does not purport to be indicative of what would have occurred had the acquisition been made as of the beginning of fiscal 1998 or of results which may occur in the future.

                                                                June 30,
                                                         -----------------------
                                                            1999        1998
                                                         ----------- -----------
                                                (in thousands, except per share data)
Net sales................................                  $587,889    $346,331
Net income (loss)........................                 ($712,971)  ($595,623)
Earnings (loss) per share................                    ($4.49)     ($4.06)

Broadband Communication Products, Inc.

      On November 25, 1998, the Company acquired BCP of Melbourne, Florida in a tax-free reorganization that was accounted for as a pooling of interests. BCP manufactures high-speed and high-bandwidth fiber optic products including transmitters, receivers and multiplexers used to extend the reach of fiber optic transmission into metropolitan and local access networks. The Company exchanged 1.459 million shares of JDS Uniphase common stock and reserved 836,964 shares for BCP options assumed by the Company. Merger related expenses of approximately $6.0 million were recorded in the second quarter of fiscal 1999. Separate net sales and related net income (loss) amounts of the merged entities are presented in the following table.

                                                          June 30,
                                              ----------------------------------
                                                 1999       1998        1997
                                              ---------- ----------- -----------
                                              (unaudited)
                                                          (in thousands)
Net Sales:
  JDS Uniphase through September 30, 1998.      $54,196    $175,801    $106,966
  BCP through September 30, 1998..........        3,224       9,414       6,248
  JDS Uniphase subsequent to
    September 30, 1998....................      225,408        --          --
                                              ---------- ----------- -----------
    Net sales as reported.................     $282,828    $185,215    $113,214
                                              ========== =========== ===========

Net loss:
  JDS Uniphase through September 30, 1998.       $7,593    ($21,812)   ($18,854)
  BCP through September 30, 1998..........          555       2,182       1,067
  JDS Uniphase subsequent to
    September 30, 1998....................     (179,205)       --          --
                                              ---------- ----------- -----------
    Net loss as reported..................    ($171,057)   ($19,630)   ($17,787)
                                              ========== =========== ===========

Chassis Engineering, Inc.

      In August 1998, the Company acquired certain assets of Chassis Engineering Inc. ("Chassis") for $70,000 in cash and convertible debt of $2.73 million. Chassis designs, develops, markets and manufactures packaging solutions for fiber optic and other high performance components. The convertible debt is composed of a $1.93 million demand obligation and two performance-based instruments totaling $800,000 that become due upon achieving certain milestones over the ensuing 9 to 18 months. The convertible debt bears interest at 5.48% and principal can be exchanged for newly issued shares of Uniphase common stock at a price of $27.54 per share. The convertible debt is secured by a letter of credit issued against the Company's unused revolving bank line of credit. In February 1999, the holder tendered the $1.93 million obligation and a performance-based instrument valued at $500,000 for 88,230 shares of common stock.

Uniphase Netherlands

      On June 9, 1998, the Company acquired 100% of the capital stock of Uniphase Netherlands B.V. (formerly Philips Optoelectronics B.V.) from Philips. UNL designs, develops, manufactures and markets high performance semiconductor lasers, photo diodes and components for telecommunications, CATV, multimedia and printing markets. The total purchase price of $135.4 million consisted of 6,519,292 shares of common stock, cash of $100,000 and $4.0 million in related acquisition costs. The common stock is subject to restrictions from trading for twelve months from the transaction date, and Philips became the largest stockholder of record at 8.5% of the Company's common stock at the date of closing. In addition, the Company issued 100,000 shares of Series A Preferred Stock to Philips as contingent consideration and interest thereon worth up to 458 million Dutch Guilders (approximately $220 million). The number of shares of common stock to be issued upon conversion of this preferred stock is tied to unit shipments of certain products by UNL during the four-year period ending June 30, 2002 and the Company's stock price at the date the contingency attributable to the unit shipments is removed. The contingent consideration is not included in the acquisition cost above, but will be recorded at the current fair value as additional purchase price representing additional goodwill when the aggregate unit shipment criteria are met. The additional goodwill will be amortized over its remaining life.

      The acquisition has been accounted for by the purchase method of accounting and accordingly, the accompanying financial statements include the results of operations of UNL subsequent to the acquisition date. The purchase price was allocated to the net assets and in-process research and development acquired. The purchased intangible assets and goodwill are being amortized over seven years.

      In-process research and development was identified and valued through extensive interviews, analysis of data provided by UNL concerning developmental products, their stage of development, the time and resources needed to complete them, their expected income generating ability, target markets and associated risks. The Income Approach, which includes an analysis of the markets, cash flows, and risks associated with achieving such cash flows, was the primary technique utilized in valuing purchased research and development project.

      The Company considered, among other factors, the importance of each project to the overall development plan, and the projected incremental cash flows from the projects when completed and any associated risks. The projected incremental cash flows were discounted back to their present value using a discount rate of 27%. This discount rate was determined after consideration of the Company's weighted average cost of capital and the weighted average return on assets. Associated risks include the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility, anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets. Since the acquisition date, some of the acquired in- process research and development projects have been completed and the related products have been released. The third generation in-process research and development projects acquired are still in development. The Company estimates that these projects will be released upon completion through 2002.

      This analysis resulted in a valuation of $33.7 million for acquired in-process research and development that had not reached technological feasibility and did not have alternative future uses. Therefore, in accordance with generally accepted accounting principles, the $33.7 million was expensed. The Company estimates that a total investment of $32,666,000 in research and development over the next three years will be required to complete the in-process research and development.

      The following unaudited pro forma summary presents the consolidated results of operations of the Company, excluding the charge for acquired in-process research and development, as if the acquisition of UNL had occurred at the beginning of fiscal 1997 and does not purport to be indicative of what would have occurred had the acquisition been made as of the beginning of fiscal 1997 or of results which may occur in the future.

                                                                June 30,
                                                         -----------------------
                                                            1998        1997
                                                         ----------- -----------
                                                            (in thousands)
Net sales................................                  $213,753    $137,814
Net income (loss)........................                    $3,862    ($30,400)
Earnings (loss) per share................                     $0.05      ($0.41)

      The effects of the UNL acquisition on the 1998 consolidated statement of cash flows were as follows (in thousands):

Working capital (deficiency) acquired....                               ($1,155)
Property, plant and equipment............                                 7,084
Assembled work force and customer base...                                 2,900
Developed technology.....................                                13,100
Goodwill.................................                                81,823
Other liabilities........................                                (2,008)
In-process research and development......                                33,700
                                                                     -----------
Total purchase price.....................                              $135,444
                                                                     ===========

      The following table shows the accrued liabilities included in the working capital deficiency acquired above, for costs associated with exit activities related to UNL in accordance with management's plans and certain other costs related to the acquisition.

                                                                June 30,
                                                         -----------------------
                                                            1999        1998
                                                         ----------- -----------
                                                            (in thousands)
Estimated costs associated with removal of gas
  delivery and vacuum systems and other costs
  to restore leased property to original condition
  upon vacating......................................        $2,331      $2,440
Cancellation fees in connection with facilities
  design work and early termination of a services
  agreement..........................................           250         764
Estimated lease termination costs....................           483       1,437
Other................................................            52         331
                                                         ----------- -----------
Total................................................        $3,116      $4,972
                                                         =========== ===========

Uniphase Fiber Components

      On November 26, 1997, the Company acquired 100% of the capital stock of Uniphase Fiber Components Pty Ltd. (formerly INDX Pty Ltd.) and obtained certain licensing rights from Australia Photonics Pty Limited (AP). UFC designs and manufactures fiber optic reflection filters (fiber Bragg gratings) for wavelength division multiplexing (WDM) applications. The total purchase price of $6.9 million included a cash payment of $6.5 million to AP and acquisition expenses of $400,000.

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

      In-process research and development was identified and valued through extensive interviews, analysis of data provided by UFC concerning developmental products, their stage of development, the time and resources needed to complete them, their expected income generating ability, target markets and associated risks. The Income Approach, which includes an analysis of the markets, cash flows, and risks associated with achieving such cash flows, was the primary technique utilized in valuing purchased research and development project.

      The Company considered, among other factors, the importance of each project to the overall development plan, and the projected incremental cash flows from the projects when completed and any associated risks. The projected incremental cash flows were discounted back to their present value using a discount rate of 27%. This discount rate was determined after consideration of the Company's weighted average cost of capital and the weighted average return on assets. Associated risks include the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility, anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets. Since the acquisition date, some of the acquired in- process research and development projects have been completed and the related products have been released.

      This analysis resulted in a valuation of $6.6 million for acquired in-process research and development that had not reached technological feasibility and did not have alternative future uses. Therefore, in accordance with generally accepted accounting principles, such $6.6 million was charged to income. The Company estimates that a total investment of $1.9 million in research and development over the next year will be required to complete the in-process research and development.

      The effects of the UFC acquisition on the 1998 consolidated statement of cash flows were as follows (in thousands):

Working capital (deficiency) acquired....                     ($344)
Property, plant and equipment............                       279
Identified intangibles...................                       193
In-process research and development......                     6,568
                                                         -----------
Total purchase price.....................                    $6,696
                                                         ===========

Uniphase Laser Enterprise

      On March 10, 1997, the Company acquired the net assets of ULE from IBM. ULE designs and manufactures semiconductor diode laser chips used by the telecommunications industry. The total purchase price of $45.9 million includes a cash payment of $45.0 million to IBM and acquisition expenses of $900,000.

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

      In-process research and development was identified and valued through extensive interviews, analysis of data provided by ULE concerning developmental products, their stage of development, the time and resources needed to complete them, their expected income generating ability, target markets and associated risks. The Income Approach, which includes an analysis of the markets, cash flows, and risks associated with achieving such cash flows, was the primary technique utilized in valuing purchased research and development project.

      The Company considered, among other factors, the importance of each project to the overall development plan, and the projected incremental cash flows from the projects when completed and any associated risks. The projected incremental cash flows were discounted back to their present value using a discount rate of 20%. This discount rate was determined after consideration of the Company's weighted average cost of capital and the weighted average return on assets. Associated risks include the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility, anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets. Since the acquisition date, some of the acquired in- process research and development projects have been completed and the related products have been released.

      This analysis resulted in a valuation of $33.3 million for acquired in-process research and development that had not reached technological feasibility and did not have alternative future uses. Therefore, in accordance with generally accepted accounting principles, the $33.3 million was expensed.

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

                                                          June 30,
                                                         -----------
                                                            1997
                                                         -----------
                                                         (in thousands)
Net sales................................                  $130,061
Net income (loss)........................                   $18,226
Diluted earnings (loss) per share........                     $0.27

      The effects of the ULE acquisition on the 1997 consolidated statement of cash flows were as follows (in thousands):

Working capital (deficiency) acquired....                    $8,358
Property, plant and equipment............                     3,477
Prepaid lease and service agreements.....                     1,064
Identified intangibles...................                     4,733
Other liabilities........................                    (5,046)
In-process research and development......                    33,314
                                                         -----------
Total purchase price.....................                   $45,900
                                                         ===========

NOTE 10. OPERATING SEGMENTS AND GEOGRAPHIC INFORMATION

      JDS Uniphase adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" in fiscal 1999. Information about operating segments, geographic information and major customers for fiscal 1999, 1998 and 1997 are presented below in accordance with SFAS No. 131.

      The operating segments identified below report directly to the Chief Executive Officer ("CEO"). Financial information is available for each segment, and the CEO allocates resources to each of these segments based on their net sales and operating profits before interest and taxes, and certain purchase accounting related costs. The CEO has been identified as the Chief Operating Decision Maker as defined by SFAS 131.

      JDS Uniphase designs, develops, manufacturers and markets optical components and modules at various levels of integration. During fiscal 1999, the Company had ten operating segments. Operating segments have been aggregated into three reportable segments based upon the criteria in SFAS 131. The Company's reportable segments are: Active Products, Transmission and Test Products and Laser Subsystems. The Company expects to revise these segments in fiscal 2000 because of its merger of operations with JDS FITEL on June 30, 1999. The Active Products Group consists primarily of source lasers, pump lasers, wavelength stabilizing modules, external modulator products and packaged lasers for fiber based data communications. Transmission and Test Products includes transmitters, transceivers, CATV amplifiers and test instruments used for measuring optical components. The Laser Subsystems Group includes both gas and solid state laser products used in biotechnology, industrial and semiconductor wafer inspection applications. The operating segments below the quantative threshold are disclosed in the "all other" category and consist of two emerging product operations and the former Ultrapointe product group. All of the Company's products are sold directly to original equipment manufacturer's and industrial distributors throughout the world.

      In addition to the above mentioned operating segments, corporate sales, marketing, finance and administration groups also reported to the CEO. In fiscal 2000, the operating segments, corporate sales and marketing are expected to report to the Chief Operating Officer (COO). Where practicable, the Company allocates these expenses to operating segments, primarily as a percentage of net sales. Certain corporate-level operating expenses (primarily charges originating from purchased intangibles, merger costs, losses from the sale of product lines, and acquired-in process research and development expenses) are not allocated to operating segments. In addition, the Company does not allocate income taxes, non-operating income and expenses or specifically identifiable assets to its operating segments.

      Information about reportable segments sales and net income are as follows:

                                                  Years Ended June 30,
                                         -----------------------------------
                                            1999        1998        1997
                                         ----------- ----------- -----------
                                                    (In thousands)
Active Products Group:
  Net sales to external customers.......   $162,746     $82,178     $35,132
  Intersegment sales....................     $3,767      $2,038      $2,499
  Operating income......................    $56,763     $24,680      $6,706

Transmission and Test Group:
  Net sales to external customers.......    $61,981     $34,233     $22,823
  Intersegment sales....................        $23        $431      $ --
  Operating income......................    $15,914      $2,659        $744

Laser Subsystems Group:
  Net sales to external customers.......    $50,376     $46,282     $39,894
  Intersegment sales....................     $ --          $375        $221
  Operating income......................    $12,825     $11,770      $8,414

      A reconciliation of the amounts presented from reportable segments to the applicable line items on the consolidated financial statements is as follows:

                                                  Years Ended June 30,
                                         -----------------------------------
                                            1999        1998        1997
                                         ----------- ----------- -----------
                                                    (In thousands)
Net sales:
  Net sales to external customers by
    reportable segments................    $275,103    $162,693     $97,849
  Intersegment sales by reportable
    segments...........................       3,790       2,844       2,720
  All other net sales..................       7,729      22,522      15,365
  Elimination of intersegment sales....      (3,794)     (2,844)     (2,720)
                                         ----------- ----------- -----------
      Total net sales..................    $282,828    $185,215    $113,214
                                         =========== =========== ===========

Income (loss) before income taxes:
  Operating income by reportable
    segments...........................     $85,612     $39,109     $15,864
  All other operating income (loss)....      (5,945)     (4,785)      3,509
Unallocated amounts:
  Amortization of purchased
    intangibles........................     (15,730)     (5,577)     (1,844)
  Acquired in-process research and
    development........................    (210,400)    (40,268)    (33,314)
  Merger costs.........................      (5,877)       --          --
  Loss on sale of product line.........        (882)       --          --
  Other income (expense)...............       3,633       3,251       3,430
                                         ----------- ----------- -----------
      Income (loss) before income
        taxes..........................   ($149,589)    ($8,270)   ($12,355)
                                         =========== =========== ===========

      JDS Uniphase operates primarily in two geographic regions: North America and Europe. The following table shows sales and other identifiable assets by geographic region:

                                                  Years Ended June 30,
                                         -----------------------------------
                                            1999        1998        1997
                                         ----------- ----------- -----------
                                                    (In thousands)
Net sales:
  North America.........................   $168,456    $114,701     $77,534
  Europe................................    103,798      18,691      13,138
  Rest of World.........................     10,574      51,823      22,542
                                         ----------- ----------- -----------
    Total net sales.....................   $282,828    $185,215    $113,214
                                         =========== =========== ===========
Identifiable assets:
  North America......................... $3,994,566    $239,098    $152,082
  Europe................................    $97,077     $92,243     $28,571
  Rest of World.........................      4,454       1,530        --
                                         ----------- ----------- -----------
    Total assets........................ $4,096,097    $332,871    $180,653
                                         =========== =========== ===========

      Net sales are attributed to countries based on the location of customers. Rest of World includes Japan, Australia and Asia. The decline in net sales to rest of world customers from fiscal 1998 to 1999 is primarily attributable to the disposal of the Ultrapointe product line. Identifiable assets are those assets of the Company that are identified with the operations of the corresponding geographic area. Identified intangible assets and goodwill of $3,444,215 are included in domestic assets.

      During fiscal 1999 and 1997, none of the Company's customers exceeded 10% of consolidated net sales. One telecommunications customer accounted for 11% of the Company's consolidated net sales in fiscal 1998. Another customer purchased both laser subsystems and Ultrapointe Systems that accounted for a combined 11% of the Company's consolidated net sales in fiscal 1998.

NOTE 11. SUPPLEMENTAL CASH FLOW INFORMATION

      The consolidated statement of cash flows for fiscal 1999 exludes non cash operating and investing activities of $184.8 million and $3.5 billion respectively, in connection with Uniphase's merger with JDS, FITEL, Inc., whereas the consolidated statement of cash flows for fiscal 1998 excludes noncash investing activities of $131.3 million in common stock issued to Philips. Net cash provided by operating activities reflects cash payments for interest and income taxes as follows:

                                                        Years Ended June 30,
                                                  ------------------------------
                                                     1999      1998      1997
                                                  ---------- --------- ---------
                                                            (in thousands)
Cash payments for:
     Interest.....................................      $23       $69      $219
     Income taxes.................................   $9,302    $2,318    $2,262

NOTE 12. UNAUDITED QUARTERLY RESULTS

     The following table contains selected unaudited consolidated statement of operations data for each quarter of fiscal years 1999 and 1998.

                                         Sept. 30, Dec. 31,  Mar. 31,  June 30,  Sept. 30, Dec. 31,  Mar. 31,   June 30,
                                           1997      1997      1998      1998      1998      1998      1999       1999
(in thousands, except per share data)    --------- --------- --------- --------- --------- --------- --------- ----------
Net sales...............................  $40,022   $45,479   $47,922   $51,792   $57,420   $63,772   $74,502    $87,134
Cost of sales...........................   20,520    23,242    23,183    29,185    28,898    33,538    36,271     40,041
                                         --------- --------- --------- --------- --------- --------- --------- ----------
  Gross profit                             19,502    22,237    24,739    22,607    28,522    30,234    38,231     47,093

Operating expenses:
  Research and development..............    3,009     3,359     4,050     4,439     5,663     5,785     7,326      8,274
  Selling, general, and administrative..    6,856     7,354     7,083    18,611     7,071     8,392     9,076     12,826
  Amortization of purchased
       intangibles......................      417       475       457     4,228     3,884     4,018     3,905      3,923
  Acquired in-process research and
       development......................       --     6,568        --    33,700        --        --        --    210,400
  Other operating expenses..............       --        --        --        --        --     6,259       500        --
                                         --------- --------- --------- --------- --------- --------- --------- ----------
Total operating expenses................   10,282    17,756    11,590    60,978    16,618    24,454    20,807    235,423

Income (loss) from operations...........    9,220     4,481    13,149   (38,371)   11,904     5,780    17,424   (188,330)
Interest and other income, net..........      762       760       750       979       919       844       885        985
                                         --------- --------- --------- --------- --------- --------- --------- ----------
  Income (loss) before income taxes.....    9,982     5,241    13,899   (37,392)   12,823     6,624    18,309   (187,345)
Income tax expense (benefit)............    3,414     3,979     4,636      (669)    4,675     4,223     5,539      7,031
                                         --------- --------- --------- --------- --------- --------- --------- ----------
Net income (loss).......................   $6,568    $1,262    $9,263  ($36,723)   $8,148    $2,401   $12,770  ($194,376)
                                         ========= ========= ========= ========= ========= ========= ========= ==========

Earnings (loss) per share (1):
  Basic.................................     0.09      0.02      0.13     (0.50)     0.10      0.03      0.16      (2.40)
  Diluted...............................     0.09      0.02      0.12     (0.50)     0.10      0.03      0.15      (2.40)
Number of weighted average shares
  outstanding (1):
  Basic.................................   70,190    70,388    70,978    72,782    78,224    79,060    80,076     80,912
  Diluted...............................   75,578    75,798    76,372    72,782    84,536    84,516    86,808     80,912

                                         Sept. 30, Dec. 31,  Mar. 31,  June 30,  Sept. 30, Dec. 31,  Mar. 31,   June 30,
                                           1997      1997      1998      1998      1998      1998      1999       1999
                                         --------- --------- --------- --------- --------- --------- --------- ----------
Net sales...............................    100.0%    100.0%    100.0%    100.0%    100.0%    100.0%    100.0%     100.0%
Cost of sales...........................     51.3%     51.1%     48.4%     56.4%     50.3%     52.6%     48.7%      46.0%
                                         --------- --------- --------- --------- --------- --------- --------- ----------
  Gross profit                               48.7%     48.9%     51.6%     43.6%     49.7%     47.4%     51.3%      54.0%

Operating expenses:
  Research and development..............      7.5%      7.4%      8.5%      8.6%      9.9%      9.1%      9.8%       9.5%
  Selling, general, and administrative..     17.1%     16.2%     14.8%     35.9%     12.3%     13.2%     12.2%      14.7%
  Amortization of purchased
       intangibles......................      1.0%      1.0%      1.0%      8.2%      6.8%      6.3%      5.2%       4.5%
  Acquired in-process research and
       development......................       --      14.4%       --      65.1%       --        --        --      241.5%
  Other operating expenses..............       --        --        --        --        --       9.8%      0.7%       --
                                         --------- --------- --------- --------- --------- --------- --------- ----------
Total operating expenses................     25.7%     39.0%     24.2%    117.7%     28.9%     38.3%     27.9%     270.2%

Income (loss) from operations...........     23.0%      9.9%     27.4%  (74.1)%      20.7%      9.1%     23.4%  (216.1)%
Interest and other income, net..........      1.9%      1.7%      1.6%      1.9%      1.6%      1.3%      1.2%       1.1%
                                         --------- --------- --------- --------- --------- --------- --------- ----------
  Income (loss) before income taxes.....     24.9%     11.5%     29.0%  (72.2)%      22.3%     10.4%     24.6%  (215.0)%
Income tax expense (benefit)............      8.5%      8.7%      9.7%   (1.3)%       8.1%      6.6%      7.4%       8.1%
                                         --------- --------- --------- --------- --------- --------- --------- ----------
Net income (loss).......................     16.4%      2.8%     19.3%  (70.9)%      14.2%      3.8%     17.1%  (223.1)%
                                         ========= ========= ========= ========= ========= ========= ========= ==========

     (1) Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per common share information may not equal the annual earnings (loss) per common share. All share and per share information has been retroactively restated to reflect the 100% stock dividend effective July 23, 1999.

NOTE 13. SUBSEQUENT EVENTS

      On August 4, 1999, the Company completed an underwritten public offering of shares of common stock and concurrent private offering of Exchangeable Shares of its wholly-owned subsidiary, JDS Uniphase Canada Ltd. The offerings related to 9,250,000 shares of common stock at a price of US $82.625 per share of which 7,034,308 shares were sold by the Company and 2,215,692 shares were sold by certain stockholders of JDS Uniphase. The Exchangeable Share offering consisted of 538,600 Exchangeable Shares sold by JDS Uniphase Canada Ltd. and 211,400 Exchangeable Shares sold by certain stockholders of JDS Uniphase Canada Ltd. The net proceeds to the Company from both offerings, which will be used for general corporate purposes, aggregated approximately $600 million.

      On August 25, 1999, the Company received additional proceeds of approximately $110 million from the sale of an additional 1,387,500 shares of common stock as a result of the underwriters exercising their over-allotment option in the public offering.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

Item 10. Directors, Executive Officers and Other Officers of the Registrant

      The information required by this Item is included in the Proposal One: Elections of Directors, Directors and Executive Officers, and Section 16(a) Beneficial Ownership Reporting Compliance sections of the Company's Proxy Statement to be filed in connection with the Company's 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

      The information required by this Item is included in the Executive Compensation and Related Information sections of the Company's Proxy Statement to be filed in connection with the Company's 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item is included in the Security Ownership of Certain Beneficial Owners and Management section of the Company's Proxy Statement to be filed in connection with the Company's 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

      The information required by this Item is included in the Compensation Committee Interlocks and Insider Participation and Certain Transactions sections of the Company's Proxy Statement to be filed in connection with the Company's 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)(1) Financial Statements

      INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Report of Ernst & Young LLP, Independent Auditors

Consolidated Statements of Operations - Years ended June 30, 1999, 1998 and 1997

Consolidated Balance Sheets - June 30, 1999 and 1998

Consolidated Statements of Stockholders' Equity - Years ended June 30, 1999, 1998 and 1997

Consolidated Statements of Cash Flows - Years ended June 30, 1999, 1998 and 1997

Notes to Consolidated Financial Statements

      (a)(2) Financial Statement Schedules

      The following financial statement schedule is filed as part of this annual report. All other financial statement schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Company's consolidated financial statements set forth in Item 8 of this Form 10-K and the notes thereto.

JDS UNIPHASE CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                 Additions
                                            ---------------------
                                   Balance   Charged                          Balance
                                     at     to Costs  Charged to                 at
                                  Beginning    and       Other    Deductions   End of
          Descriptions            of Period Expenses  Accounts(2)    (1)       Period
--------------------------------- --------- --------- ----------- ---------- ----------
                                                      (In thousands)

Year ended June 30, 1999:

Allowance for doubtful accounts...    $809      $308        $494       $510     $1,101

Year ended June 30, 1998:

Allowance for doubtful accounts...  $1,877      $377        $386     $1,831       $809

Year ended June 30, 1997:

Allowance for doubtful accounts...    $285      $582      $1,083        $73     $1,877

---------------

(1) Charges for uncollectible accounts, net of recoveries.

(2) Allowance assumed through the merger with JDS FITEL in fiscal 1999, and the acquisitions of UNL and UFC in fiscal 1998 and ULE in fiscal 1997.

      (a)(3) Exhibits

      The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as a part of this annual report.

      (b) Reports on Form 8-K

      The Company filed a report on Form 8-K on January 7, 1999, to restate its consolidated financial statements to give retroactive effect to its merger with Broadband Communications Products, Inc. ("BCP") on November 28, 1998, which transaction has been accounted for as a pooling of interests. The Company filed a report on Form 8-K/A on April 28, 1999 to restate its fiscal 1998 financial statements to decrease the amount of previously expensed acquired in-process research and development and increase the amount capitalized as goodwill and other intangibles by $59.3 million.

      On July 12, 1999, the Company filed a report on Form 8-K for the merger between Uniphase Corporation and JDS FITEL Inc. which transaction was accounted for as a purchase. The report incorporated by reference the audited financial statements of JDS FITEL Inc. in accordance with Rule 3.05 of Regulation S-X and unaudited proforma combined financial information in accordance with Article 11 of Regulation S-X.

JDS Uniphase Corporation

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

JDS Uniphase Corporation

(Registrant)

Dated: August 31, 1999

By:	/s/ KEVIN N. KALKHOVEN

Kevin N. Kalkhoven
Co-Chairman and Chief Executive Officer
(Principal Executive Officer)

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

        Signature                        Title                       Date
--------------------------  --------------------------------  ------------------
  /s/ KEVIN N. KALKHOVEN    Co-Chairman and Chief Executive   August 31, 1999
--------------------------  Officer (Principal Executive
  Kevin N. Kalkhoven        Officer)

  /s/ JOZEF STRAUS, PH.D    Co-Chairman, President and        August 31, 1999
--------------------------  Chief Operating Officer
  Jozef Straus, Ph.D        Officer)

  /s/ ANTHONY R. MULLER     Senior Vice President,            August 31, 1999
--------------------------  Chief Financial Officer and
  Anthony R. Muller         Secretary (Principal Financial
                            and Accounting Officer)

  /s/ BRUCE DAY             Director                          August 31, 1999
--------------------------
  Bruce Day

  /s/ ROBERT E. ENOS        Director                          August 31, 1999
--------------------------
  Robert E. Enos

  /s/ JOHN A. MACNAUGHTON   Director                          August 31, 1999
--------------------------
  John A. MacNaughton

  /s/ WILSON SIBBETT, PH.D  Director                          August 31, 1999
--------------------------
  Wilson Sibbett, Ph.D.

  /s/ CASIMIR S. SKRZYPCZAK Director                          August 31, 1999
--------------------------
  Casimir S. Skrzypczak

  /s/ PETER GUGLIELMI       Director                          August 31, 1999
--------------------------
  Peter Guglielmi

  /s/ WILLIAM J. SINCLAIR   Director                          August 31, 1999
--------------------------
  William J. Sinclair

  /s/ MARTIN KAPLAN         Director                          August 31, 1999
--------------------------
  Martin Kaplan

JDS UNIPHASE CORPORATION

Annual Report on Form 10-K
for the fiscal year ended June 30, 1999

    Exhibit
    Number                          Exhibit Description
---------------  ---------------------------------------------------------
   2.1(1)*       Exhibit D to Purchase Agreement among Uniphase Corporation,
                 International Business Machines Corporation, and Uniphase
                 Laser Enterprise AG.
   2.2(2)        Merger Agreement by and among Uniphase Corporation,  3506967
                 Canada Inc. and JDS FITEL, Inc., dated as of January 28, 1999 as amended and restated as of April 29, 1999.
   2.3(3)        Third Amended and Restated Rights Agreement dated June 28, 1999.
   3.1(4)        Amended and Restated Certificate of Incorporation.
   3.2(5)        Certificate of Amendment to Amended and Restated Certificate
                 of Incorporation.
   3.3(6)        Certificate of Amendment to Amended and Restated Certificate
                 of Incorporation.
   3.4(7)        Certificate of Amendment to Amended and Restated Certificate
                 of Incorporation.
   3.5(7)        Certificate of Designation.
   3.6(5)        Certificate of Designation.
   3.7(14)       Certificate of Designation.
   3.8           Bylaws of the Registrant, as amended.
   4.1(2)        Exchangeable Share Provisions attaching to the exchangeable shares of JDS Uniphase Canada Ltd. (formerly 3506967
                 Canada Inc.).
   4.2           Voting and Exchange Trust Agreement dated as of July 6, 1999 between Registrant, JDS Uniphase Canada Ltd. and CIBC Mellon
                 Trust Company.
   4.3           Exchangeable Share Support Agreeement dated as of July 6, 1999 between Registrant, JDS Uniphase Canada Ltd. and JDS Uniphase
                 Nova Scotia Company.
   4.4           JDS Uniphase Canada Ltd. Rights Agreement dated as of June 30,
                 1999 between the JDS Uniphase Canada Ltd. and CIBC Mellon Trust
                 Company.
   4.5           Registration Rights Agreement dated as of JUly 6, 1999 between
                 Registrant, JDS Uniphase Canada Ltd. and The Furukawa Electric
                 Co., Ltd.
  10.1(4)        Superseding Patent License Agreement, dated June 21, 1989, between Patlex Corporation and the Registrant.
  10.2(4)        Agreement, dated December 2, 1991, between Crosfield
                 Electronics Limited and the Registrant.
  10.3(4)        License Agreement, dated December 18, 1991, between The Regents of University of California and the Registrant.
  10.4(4)        License Agreement, dated August 2, 1993, between Research
                 Corporation Technologies, Inc., and the Registrant.
  10.5(8)        1984 Amended and Restated Stock Plan.
  10.6(4)        Patent License Agreement, dated October 29, 1993, by and between the Registrant and Molecular Dynamics, Inc.
  10.7           Amendment to Loan and Security Agreement as Amended, dated
                 May 28, 1999 between Bank of the West and the Registrant.
  10.8(10)       Distributor Agreement, dated October 1, 1994, between Innotech
                 Corporation and the Registrant.
  10.9(10)       Amendment, dated July 14, 1995, to Lease, dated November 6,
                 1984, between Alexander/Dorothy Scheflo and the Registrant.
  10.10(10)      Nonexclusive Sublicense Agreement, dated July 14, 1995, between
                 Coherent, Inc. and the Registrant.
  10.11(10)      Sublicense Agreement, dated May 26, 1995, between Stanford
                 University and the Registrant.
  10.12(10)      License Agreement, dated June 8, 1995, between ISOA, Inc. and the Registrant.
  10.13(11)      Joint Venture Agreement, dated July 24, 1995, between Daniel
                 Guillot and the Registrant.
  10.14(12)      Amended and Restated 1993 Flexible Stock Incentive Plan.
  10.15(13)      Technology License Agreement
  10.16(13)      Patent License Agreement
  10.17(14)      Stockholder Agreement dated as of June 9, 1998, by and between
                 Uniphase Corporation, and Koninklijke Philips Electronics N.V.
  10.18(14)      Series A Preferred Conversion and Redemption Agreement dated as of June 9, 1998, by and between Uniphase Corporation and
                 Koninklijke Philips Electronics N.V.
  10.19(14)      Lease dated as of June 9, 1998 between Uniphase Netherlands B.V.
                 and Nederlandse Philips Bedrijven B.V.
  10.20(14)      Lease dated as of June 9, 1998 between Uniphase Netherlands B.V.
                 and Nederlandse Philips Bedrijven B.V.
  10.21(14)      Site Services Agreement dated as of June 9, 1998 between
                 Uniphase Netherlands B.V. and Nederlandse Philips Bedrijven B.V.
  10.22(7)       1998 Employee Stock Purchase Plan.
  10.23          Support Agreement dated as of April 29, 1999, by and among
                 Uniphase Corporation, 3506967 Canada Inc., The Furukawa
                 Electric Co., Ltd, and JDS FITEL Inc.
  10.24          Amended and Restated Agreement by and between JDS FITEL Inc. and
                 Optical Coating Laboratory, Inc.
  21.1           Subsidiaries of the Registrant.
  23.1           Consent of Ernst and Young LLP, Independent Auditors.
  24.1           Powers of Attorney.
  27.1           Financial Data Schedule for the year ended June 30, 1999

---------------

* The SEC has granted confidential treatment for certain portions of this exhibit.

(1) Incorporated by reference to exhibits filed with Registrant's registration statement on Form S-3A, Amendment No. 2, filed with the Securities and Exchange Commission on August 12, 1997. Confidential treatment has been granted with respect to certain portions.

(2) Incorporated by reference to Registrant's definitive Proxy Statement on Schedule 14A filed on June 2, 1999.

(3) Incorporated by reference to Registrant's Registration Statement on Form 8-A 12G/A filed on June 30,l 1999.

(4) Incorporated by reference to the exhibits filed with the Registrant's registration statement on Form S-1, which was declared effective November 17, 1993.

(5) Incorporated by reference to the exhibit to the Company's Registration Statement on Form S-3 filed July 14, 1999.

(6) Incorporated by reference to the exhibit to the Company's Report on Form 10-Q for the period ending December 31, 1998.

(7) Incorporated by reference to the exhibit to the Company's Report of Form 10-K filed September 28, 1998.

(8) Incorporated by reference to the exhibits filed with the Registrant's registration statement on Form S-8, filed with the Securities and Exchange Commission on February 1, 1994.

(9) Incorporated by reference to the exhibits filed with the Registrant's quarterly report on Form 10-Q for the period ended December 31, 1996 as filed on February 14, 1997.

(10)Incorporated by reference to the exhibits filed with the Registrant's annual report on Form 10-K for the period ended June 30, 1994.

(11)Incorporated by reference to exhibits filed with the Registrant's quarterly report on Form 10-Q for the period ended December 31, 1995.

(12)Incorporated by reference to the exhibit to the Company's form S-8 filed November 4, 1997.

(13)Incorporated by reference to exhibits filed with the Registrant's registration statement on form S-8, file number 33-31722 filed with the Securities and Exchange Commission on February 27, 1996.

(14)Incorporated by reference to the exhibit to the Company's current Report on Form 8-K filed June 24, 1998.