Form 10-K/A
period 1999-06-30
JDS UNIPHASE CORP /CA/
filed 1999-10-28
CIK 912093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

COMMON STOCK, PAR VALUE $.001 PER SHARE
(TITLE OF CLASS)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

      As of October 25, 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $18,260,777,084 based upon the average of the high and low prices of the Common Stock as reported on The Nasdaq National Market and The Toronto Stock Exchange, respectively, on such date. Shares of Common Stock held by officers, directors and holders of more than 5% of the outstanding Common Stock have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      As of October 25, 1999, the Registrant had 186,270,050 shares of Common Stock, including 73,230,302 Exchangeable Shares.

DOCUMENTS INCORPORATED BY REFERENCE (To the Extent Indicated Herein)
None

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

      The amortization and write-off goodwill and purchased intangibles are separately presented as a component of operating expenses on the Consolidated Statement of Operations, whereas the amortization of licenses and other intellectual property is included in selling, general and administrative expense. The components of intangible assets are as follows:

                                                      June 30,
                                           ------------------------  Remaining
                                              1999         1998        Lives
                                           ----------- ------------ -----------
                                                   (in thousands)

Goodwill................................   $2,583,920      $82,802  2 - 6 years
Purchased intangibles...................      881,857       21,584  2 - 6 years
Licenses and other intellectual
  property..............................        1,950        1,950  1 - 9 years
                                           ----------- ------------
                                            3,467,727      106,336
Less: accumulated amortization..........      (23,512)      (3,357)
                                           ----------- ------------
                                           $3,444,215     $102,979
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
                                  ========== =========== ============

      Cumulative undistributed earnings of the Company's foreign subsidiaries for which no U.S. income taxes have been provided aggregated approximately $25.6 million at June 30, 1999. These earnings are considered to be permanently invested in non-U.S. operations. Additional U.S. taxes of approximately $4.6 million would have to be provided if these earnings were repatriated to the U.S.

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

NOTE 14. SUBSEQUENT EVENT (UNAUDITED)

      In October 1999, the Company entered into an agreement to acquire EPITAXX, Inc. ("Epitaxx") for approximately $400 million in stock. Epitaxx is a wholly owned subsidiary of Nippon Sheet Glass of Japan, and the transaction is subject to certain regulatory approvals. Epitaxx designs, develops, manufactures and markets transceiver products for the telecommunications industry.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

Item 10. Directors, Executive Officers and Other Officers of the Registrant

Directors and Executive Officers

The following table sets forth certain information with respect to the executive officers and directors of the Company:

Name	Age	Position(s)
Kevin N. Kalkhoven	54	Co-Chairman and Chief Executive Officer
Jozef Straus, Ph.D.	52	Co-Chairman, President and Chief Operating Officer
M. Zita Cobb	40	Senior Vice President, Strategy and Integration
Joseph Ip	41	Senior Vice President, Product Strategy
Russell A. Johnson	49	Vice President, Global Sales and Marketing
Leo Lefebvre	42	Vice President, Operations Finance
Frederick L. Leonberger, Ph.D.	51	Senior Vice President and Chief Technical Officer
Anthony R. Muller	56	Senior Vice President, Chief Financial Officer and Secretary
Dan E. Pettit	52	Senior Vice President, President, Semiconductor Group
Michael C. Phillips	49	Senior Vice President, Business Development, General Counsel
Bruce D. Day (1)	43	Director
Robert E. Enos (2)	60	Director
Peter A. Guglielmi (1)(2)	55	Director
Martin A. Kaplan (2)	61	Director
John A. MacNaughton (2)	54	Director
Wilson Sibbett, Ph.D.	51	Director
William J. Sinclair (1)	45	Director
Casimir S. Skrzypczak (1)	58	Director

(1) Member of the Audit Committee

(2) Member of the Compensation Committee

Mr. Kalkhoven has been Co-Chairman of the Board of Directors and Chief Executive Officer of the Company since July 1999. Between April 1994 and July 1999, he was Chairman of the Board, President and Chief Executive Officer of the Company. Between February 1992 and April 1994, in addition to serving as President and Chief Executive Officer, he was a member of the Company's Board of Directors. From September 1988 to January 1992, Mr. Kalkhoven was President of Demax Software, a systems software company.

Dr. Straus became Co-Chairman, President and Chief Operating Officer and a director of the Company in July 1999 as of the closing of the JDS merger. He co-founded JDS FITEL Inc. ("JDS") in 1981 and served as its Chief Executive Officer and President from September 1993 until July 1999 when JDS merged with the Company. He served on the JDS Board of Directors from 1981 and held various positions with JDS, including Vice- President, Sales and Marketing from 1990 to 1993. Prior to 1981, Dr. Straus held various research and management positions related to fiberoptic technology at Bell-Northern Research Ltd. and Northern Telecom Limited.

Ms. Cobb became Senior Vice President of Strategy and Integration of the Company in July 1999 when JDS merged with the Company. Ms. Cobb was a director of JDS as well as its Chief Financial Officer since February 1996. Ms. Cobb held various positions at JDS since joining JDS as Controller in 1989. Prior to joining JDS, Ms. Cobb held various finance-related positions with Fleet Technology Ltd., Arctec, Inc., Shell Canada Resources Ltd. and Texaco Canada Resources Ltd.

Mr. Ip became Senior Vice President of Product Strategy in July 1999 upon the closing the JDS merger. Mr. Ip joined JDS in 1990 and since that time held various research, development and product line management roles. Most recently he held the position of Senior Vice President at Optical Networking Products and Technologies. Prior to 1990, Mr. Ip held various research and development positions related to fiberoptic technology at Bell-Northern Research Ltd. and Northern Telecom Limited.

Mr. Johnson has served as Vice President, Worldwide Sales and Marketing of the Company since May 1998. Prior to joining the Company, Mr. Johnson was employed by Hewlett-Packard for 25 years, where he held a variety of sales and marketing management positions with the wireless, lightwave, microwave, and network measurement divisions. While at Hewlett- Packard, he also managed the Asia Pacific marketing center for Hewlett-Packard in Hong Kong.

Mr. Lefebvre became Vice President of Operations Finance in July 1999 upon the closing of the JDS merger. Mr. Lefebvre joined JDS in January 1998 as Vice President Finance. Mr. Lefebvre held various senior finance related positions with Newbridge Networks Corporation, a manufacturer of telecommunication equipment and SHL Systemhouse, Inc., a multi national systems integration and outsourcing services company.

Dr. Leonberger has been Chief Technology Officer of the Company since April 1997 and is a Senior Vice President. He was co-founder and general manager of Uniphase Telecommunications Products, Inc. ("UTP") and joined the Company upon its acquisition of UTP in May 1995. Dr. Leonberger has been active in the optoelectronics field for over 20 years and has held a variety of staff and management positions at MIT Lincoln Laboratory, United Technologies Research Center, UTP and the Company.

Mr. Muller has served as Senior Vice President, Chief Financial Officer and Secretary of the Company since January 1998. From September 1984 to January 1998, when he joined the Company, Mr. Muller was a member of the Board of Directors. From September 1996 to January 1998, he was Senior Vice President and Chief Financial Officer of Micro Focus Group Plc, a supplier of software tools. From November 1990 to September 1996, Mr. Muller served as Senior Vice President of Operations and Administration and Chief Financial Officer of Centigram Communications Corporation, a supplier of telecommunications systems.

Mr. Pettit has served as Senior Vice President, President of the Semiconductors Group since May 1998. From January 1998 to May 1998, he was Senior Vice President, Business Planning and Development of the Company. Mr. Pettit joined the Company as Corporate Controller in March 1986 and shortly thereafter was appointed Vice President and Chief Financial Officer. Prior to joining the Company, Mr. Pettit held group controller and division controller positions at Burroughs Corporation, where he was employed from 1983 to 1986.

Mr. Phillips joined the Company as Senior Vice President, Business Development and General Counsel in August 1998. Mr. Phillips was a partner at Morrison & Foerster LLP, which serves as the Company's outside counsel, from 1988 until he joined the Company.

Mr. Day became a member of the Company's Board of Directors in July 1999 as of the closing of the JDS merger and was a member of the JDS Board of Directors since 1996. Since 1991, Mr. Day has been the Vice President, Corporate Development of Rogers Communications Inc. and is principally involved in mergers, acquisitions, divestitures and taxation for Rogers Communications Inc. and its subsidiaries.

Mr. Enos became a director of the Company in July 1999 upon the closing of the JDS merger and was previously a member of the JDS Board of Directors from 1996 until July 1999. Mr. Enos was the Vice President, Product Line Management, Cable Group and the Vice President, Transmission Network Division of Northern Telecom Limited from 1992 to 1994 and from 1989 to 1992, respectively. Mr. Enos retired from Northern Telecom Limited in 1994.

Mr. Guglielmi has been a member of the Company's Board of Directors since May 1998. Mr. Guglielmi is Executive Vice President and Chief Financial Officer of Tellabs, Inc., and has served as its Chief Financial Officer since 1988. From 1993 to 1997, he was also President of Tellabs International, Inc. Prior to joining Tellabs, Mr. Guglielmi was Vice President of Finance and Treasurer of Paradyne Corporation for five years. Mr. Guglielmi serves on several boards of directors, including Tellabs, Inc. and Cherry Corporation.

Mr. Kaplan has been a member of the Company's Board of Directors since November 1997. Mr. Kaplan is Executive Vice President of Pacific Telesis and is responsible for coordinating integration plans following the merger of SBC Communications, Inc. and Pacific Telesis Group. From 1995 to 1997, Mr. Kaplan was Executive Vice President of Pacific Bell and President of the Network Services Group. From 1993 to 1995, he was Chief Technology, Quality and Re-Engineering Officer for Pacific Bell. Mr. Kaplan also is a director of Conductus.

Mr. MacNaughton joined the Company's Board of Directors in July 1999 upon the closing the JDS merger. Mr. MacNaughton has been President and Chief Executive Officer of the Canadian Pension Plan Investment Board since September 1999 and was President of Nesbitt Burns Inc. and its predecessor company from September 1994 until his retirement on March 31, 1999. From December 1990 to September 1994, when it was acquired by a subsidiary of Bank of Montreal and merged with Nesbitt Thomson Inc., he was President and Chief Executive Officer of Burns Fry Limited. Nesbitt Burns Inc. lead managed the initial public offering of JDS in March 1996.

Professor Sibbett has been a member of the Company's Board of Directors since February 1995. Since 1994, he has been Director of Research for the School of Physics and Astronomy at the University of St. Andrews, Scotland and since 1985, has been its head. Professor Sibbett has been a member of the Engineering and Physical Sciences Research Council ("EPSRC") of the U.K. Department of Trade and Industry since 1986 and served as chairman of the EPSRC Laser Committee from 1992 to 1994.

Mr. Sinclair became a director of the Company in July 1999 upon the closing the JDS merger. Mr. Sinclair co-founded JDS in 1981, was President of JDS from 1982 until 1993 and served as a director of JDS since 1981 until the closing of the JDS merger in July 1999. He is currently Director, Research and Development, Fluorosense Inc. and has held this position since 1995. Mr. Sinclair was an independent consultant in the area of optics from 1993 to 1995. Prior to 1981, Mr. Sinclair was a member of the Technical Staff at Bell-Northern Research Ltd. specializing in fiberoptic technology.

Mr. Skrzypczak has been a member of the Company's Board of Directors since July 1997. He has been Corporate Vice President and Group President of Professional Services of Bellcore since March 1997. Earlier, Mr. Skrzypczak was President, NYNEX Science & Technology and Vice President, Network & Technology Planning for NYNEX. Mr. Skrzypczak has served as a trustee of Polytechnic University since 1987 and is chairman of its Education Committee.

Relationships Among Directors or Executive Officers

There are no family relationships among any of the directors or executive officers of the Company.

Meetings and Committees of the Board of Directors

During fiscal 1999, the Board met eight times. No director attended fewer than 75% of all the fiscal 1999 meetings of the Board and its committees on which he or she served after becoming a member of the Board.

The Board has two committees: the Audit Committee and the Compensation Committee. The Board does not have a nominating committee or a committee performing the functions of a nominating committee.

The Audit Committee, which met four times in fiscal 1999, consisted as of June 30, 1999, of Catherine P. Lego, Robert C. Fink, Peter A. Guglielmi and Casimir S. Skrzypczak. Upon the closing of the Company's merger with JDS in July 1999, Catherine P. Lego and Robert C. Fink resigned and William J. Sinclair and Bruce D. Day were appointed to the Audit Committee. The Audit Committee recommends engagement of the Company's independent auditors and is primarily responsible for reviewing (i) the scope of the independent auditors' annual audit and their compensation, (ii) the general policies and procedures of the Company with respect to accounting and financial controls and (iii) any change in accounting principles, significant audit adjustments proposed by the auditors and any recommendations that the auditors may have with respect to policies and procedures.

The Compensation Committee, which met one time in fiscal 1999, consisted as of June 30, 1999 of Stephen C. Johnson, Peter A. Guglielmi, Martin A. Kaplan and Robert C. Fink. Upon the closing of the Company's merger with JDS in July 1999, Stephen C. Johnson and Robert C. Fink resigned and Robert E. Enos and John A. MacNaughton were appointed to the Compensation Committee. The Compensation Committee's functions are to establish and apply the Company's compensation policies with respect to its executive officers and administer the Company's Amended and Restated 1993 Flexible Stock Incentive Plan, 1996 Nonqualified Stock Option Plan, 1998 Employee Stock Purchase Plan, Uniphase Telecommunications, Inc. 1995 Flexible Stock Incentive Plan, 1999 Canadian Employee Stock Purchase Plan, JDS 1994 and 1996 Stock Option Plans, Broadband Communications Products, Inc. 1992 Key Employee Incentive Stock Option Plan, Broadband Communications Products, Inc. 1997 Employee Stock Option Plan, and Broadband Communications Products, Inc. 1997 Nonqualified Stock Option Plan.

Compensation of Directors

Directors who are employees of the Company do not receive any compensation for their services as directors. Directors who are not employees of the Company receive a $1,500 fee for attendance at each Board meeting and a $500 fee for attendance at committee meetings held on a separate day. All directors will be reimbursed for expenses incurred in connection with attending Board and committee meetings.

The Company's Amended and Restated 1993 Flexible Stock Incentive Plan (the "1993 Plan") also provides for automatic grants of nonqualified stock options to non-employee directors ("Outside Directors"). Under the 1993 Plan, each Outside Director who first joins the Board after the effective date of the 1993 Plan automatically will receive at that time an option to purchase 40,000 shares of Common Stock. In addition, immediately after each Annual Meeting of Stockholders, each individual who is at that time continuing to serve as an Outside Director automatically will be granted an option to purchase 10,000 additional shares of Common Stock, whether or not such Outside Director stood for re-election at such annual meeting, provided that each such individual has served as an Outside Director for at least nine months. All such options granted prior to September 1996 to Outside Directors have an exercise price equal to 100% of the fair market value of the Common Stock on the date of grant and vest at the rate of 25% of the shares subject to the option at the end of the first year and as to approximately 6.25% of the shares subject to the option each quarter (three-month period) for twelve quarters thereafter, and terminate 5 years from the date of grant. All such options granted subsequent to September 1996 to Outside Directors will have an exercise price equal to 100% of the fair market value of the Common Stock on the date of grant and vest monthly on a straight-line basis over a three-year period for the initial 40,000 shares received on joining the Board of Directors and over twelve months for the subsequent grants of 10,000 shares, and terminate 8 years from the date of grant.

In fiscal 1999, Mr.Fink. Mr. Johnson, Ms. Lego,Mr. Kaplan, Professor Sibbett and Mr. Skrzypczak were each granted options to purchase10,000 (split to 20,000 shares in July 1999) of Common Stock at a price of $26.00 per share. Mr. Haverkamp, a former director of the Company who was appointed to the Board in June 1998, upon a completion of the acquisition of Uniphase Netherlands, was granted an option to purchase 40,000 shares (split to 80,000 shares in July 1999) of Common Stock at a price of $27.4375.

Item 11. Executive Compensation

Compensation Committee Report

Notwithstanding anything to the contrary set forth in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings, including this Proxy Statement, in whole or in part, the following report and the Performance Graph which follows shall not be deemed to be filed with the Securities and Exchange Commission nor be incorporated by reference into any such filings.

The Compensation Committee of the Board of Directors is responsible for establishing the base salary and incentive cash bonus programs for the Company's executive officers and administering certain other compensation programs for such individuals, subject in each instance to approval by the full Board. The Compensation Committee also has the exclusive responsibility for the administration of the Amended and Restated 1993 Flexible Stock Incentive Plan, 1996 Nonqualified Stock Option Plan, 1998 Employee Stock Purchase Plan, Uniphase Telecommunications Products, Inc. 1995 Flexible Stock Incentive Plan, 1999 Canadian Employee Stock Purchase Plan, JDS 1994 and 1996 Stock Option Plans, Broadband Communications Products, Inc. 1992 Key Employee Incentive Stock Option Plan, Broadband Communications Products, Inc. 1997 Employee Stock Option Plan, and Broadband Communications Products, Inc. 1997 Nonqualified Stock Option Plan under which grants may be made to executive officers and other key employees.

The fundamental policy of the Compensation Committee is to provide the Company's chief executive officer and executive vice presidents with competitive compensation opportunities based upon their contribution to the financial success of the Company and their personal performance. It is the Compensation Committee's objective to have a substantial portion of each officer's compensation contingent upon the Company's performance as well as upon his or her own level of performance. Accordingly, the compensation package for the chief executive officer and executive vice presidents is comprised of three elements: (i) base salary which reflects individual performance and is designed primarily to be competitive with salary levels in the industry, (ii) annual variable performance awards payable in cash and tied to the Company's achievement of financial performance targets, and (iii) long-term stock-based incentive awards which strengthen the mutuality of interests between the executive officers and the Company's stockholders. As an executive officer's level of responsibility increases, it is the intent of the Compensation Committee to have a greater portion of his or her total compensation be dependent upon Company performance and stock price appreciation rather than base salary.

Several of the more important factors which the Compensation Committee considered in establishing the components of each executive officer's compensation package for the 1999 fiscal year are summarized below. Additional factors were also taken into account, and the Compensation Committee may in its discretion apply entirely different factors, particularly different measures of financial performance, in setting executive compensation for future fiscal years.

Base Salary. The base salary for each officer is determined on the basis of the following factors: experience, personal performance, the average salary levels in effect for comparable positions within and without the industry and internal comparability considerations. The weight given to each of these factors differs from individual to individual, as the Compensation Committee deems appropriate. In selecting comparable companies for the purposes of maintaining competitive compensation, the Compensation Committee considers many factors including geographic location, growth rate, annual revenue and profitability, and market capitalization. The Compensation Committee also considers companies outside the industry which may compete with the Company in recruiting executive talent.

Annual Incentive Compensation. Annual bonuses are earned by each executive officer primarily on the basis of the Company's achievement of certain corporate financial performance goals established for each fiscal year. For fiscal 1999, bonuses were earned on the basis of the following factors: (i) the Company's consolidated operating profit performance net of certain non-recurring adjustments, relative to the target established by the Compensation Committee, and (ii) the revenue and operating profit performance of the respective division or subsidiary relative to the targets established by the Compensation Committee. A portion of the Company's earnings for the 1999 fiscal year was accordingly set aside for distribution under the bonus pool, and the chief executive officer and each executive vice president was awarded a share of that pool on the basis of the respective responsibilities assigned to him or her and his or her relative position in the Company. The actual bonus paid for the year to each of the Named Executive Officers is indicated in the Bonus column of the Summary Compensation Table.

Deferred Compensation Plan. The Company maintains a deferred compensation plan, pursuant to which certain members of management (including the executive officers) may elect to defer a portion of his or her annual compensation. The participants' funds are invested among various funds designated by the plan administrator and currently may not be invested in the Company's Common Stock or other Company securities. Upon the death or retirement of a participant, the funds attributable to the participant (including any earnings on contributions) are distributed to the participant or the participant's beneficiary in a lump sum or in annual installments over a period of three, five, ten or 15 years.

Long-Term Compensation. Long-term incentives are provided through stock option grants. The grants are designed to align the interests of each executive officer with those of the stockholders and provide each individual with a significant incentive to manage the Company from the perspective of an owner with an equity stake in the business. Each grant allows the individual to acquire shares of the Company's Common Stock at a fixed price per share (the market price on the grant date) over a specified period of time (up to ten years). Options granted become exercisable at the rate of 25% of the shares subject thereto one year from the grant date and as to approximately 6.25% of the shares subject to the option at the end of each three-month period thereafter such that the option is fully exercisable four years from the grant date, contingent upon the executive officer's continued employment with the Company. Accordingly, the option will provide a return to the executive officer only if the executive officer remains employed by the Company during the four- year vesting period, and then only if the market price of the underlying shares appreciates over the option term. The number of shares subject to each grant is set at a level intended to create a meaningful opportunity for stock ownership based on the officer's current position with the Company, the base salary associated with that position, the average size of comparable awards made to individuals in similar positions within the industry, the individual's potential for increased responsibility and promotion over the option term, and the individual's personal performance in recent periods. The Compensation Committee also takes into account the number of vested and unvested options held by the executive officer in order to maintain an appropriate level of equity incentive for that individual. However, the Compensation Committee does not adhere to any specific guidelines as to the relative option holdings of the Company's executive officers. The actual options granted to each of the current executive officers named in the Summary Compensation Table is indicated in the Long-Term Compensation Awards column.

Compensation of the Chief Executive Officer. The compensation of the Chief Executive Officer is reviewed annually on the same basis as discussed above for all executive officers. Mr. Kalkhoven's base salary for the fiscal year ended June 30, 1999 was $293,283. Mr. Kalkhoven's base salary was established in part by comparing the base salaries of chief executive officers at other companies of similar size. Mr. Kalkhoven's base salary was at the approximate median of the base salary range for presidents/chief executive officers of comparative companies. Based on the Compensation Committee's criteria described above, in fiscal 1999 Mr. Kalkhoven was awarded a bonus of $ 177,615 as well as options to purchase 240,000 shares of Common Stock.

The Company is required to disclose its policy regarding qualifying executive compensation for deductibility under Section 162(m) of the Internal Revenue Code which provides that, for purposes of the regular income tax and the alternative minimum tax, the otherwise allowable deduction for compensation paid or accrued with respect to a covered employee of a publicly-held corporation is limited to no more than $1 million per year. It is not expected that the cash compensation to be paid to the Company's executive officers for fiscal 2000 will exceed the $1 million limit per officer. The Company's Amended and Restated 1993 Flexible Stock Incentive Plan is structured so that any compensation deemed paid to an executive officer when he exercises an outstanding option under the Plan, with an exercise price equal to the fair market value of the option shares on the grant date, will qualify as performance-based compensation which will not be subject to the $1 million limitation.

Compensation Committee

Robert E. Enos
Peter A. Guglielmi
Martin A. Kaplan
John MacNaughton

Summary Compensation Table

The following table sets forth certain information concerning compensation paid during the last three fiscal years to (i) the Company's Chief Executive Officer, and (ii) the four other most highly compensated executive officers of the Company (the "Named Executive Officers"):

                                                              Long-Term
                                     Annual Compensation    Compensation
                                   ----------------------  ------------------
                                               Bonus and     Securities
        Name and           Fiscal   Salary     Commission    Underlying
   Principal Position       Year      ($)        ($)(3)      Options(#)
------------------------- -------- ---------   ----------  ------------------
Kevin N. Kalkhoven          1999    293,283      194,161          240,000 (5)
  Co-Chairman and Chief     1998    274,835      177,615          320,000
  Executive Officer         1997    251,675      109,290          120,000 (4)

Dan E. Pettit               1999    249,379       73,905          100,000 (5)
  Senior Vice President     1998    181,430       63,156          190,000
  and President,            1997    155,497       47,267           50,000 (4)
  Semiconductors Group

Anthony R. Muller(1)        1999    213,321       73,905           10,000 (5)
  Senior Vice President,    1998     87,115      133,904          420,000
  Chief Financial Officer
  and Secretary

Fred Leonberger, Ph.D.      1999    181,852       55,565          100,000 (5)
  Senior Vice President,    1998    173,264       51,680           40,000
  Chief Technology Officer  1997    158,661       26,135           60,000 (4)

Russell A. Johnson(2)       1999    179,288      117,219             --
  Vice President,           1998     17,327          --           250,000
  Worldwide Sales and
  Marketing

(1) Mr. Muller became an employee of the Company on January 19, 1998. Prior to that date, he served as an outside director.

(2) Mr. Johnson joined the Company on May 18, 1998.

(3) Includes bonus amounts in the year earned, rather than in the year in which such bonus amount was paid or is to be paid.

(4) Reflects a two-to-one stock split effected in 1997.

(5) Reflects a two-to-one stock split effected in July, 1999.

Loans to Executive Officers

In February 1999, the Company loaned $600,000 to Mr. Kalkhoven, Co- Chairman and Chief Executive Officer of the Company, under an unsecured short- term promissory note that bore interest at 5.24% per annum. The unpaid balance of principal and interest on the promissory note was paid in full in August, 1999.

In June 1999, the Company loaned $100,000 to Dr. Leonberger, Senior Vice President and Chief Technical Officer of the Company, under an unsecured short- term promissory note that bears interest at 5.24% per annum. The unpaid balance of principal and interest on the promissory note was paid in full in August, 1999.

Option Grants in Last Fiscal Year

The following table set forth information regarding stock options granted to the Named Executive Officers during the fiscal year ended June 30, 1999:

                                           Individual Grants
                      -----------------------------------------------

                                                                          Potential Realizable
                                     % of Total                            Value at Assumed
                        Number of     Options                             Annual Rate of Stock
                       Securities    Granted to  Exercise               Price Appreciation for
                       Underlying    Employees     Price     Expir-         Option Term(5)
                         Options     in Fiscal   Per Share    ation    -----------------------
        Name           Granted(1)(2)  Year(3)       (4)       Date         5%          10%
--------------------- -------------  ----------  ---------  ---------  ----------- -----------
Kevin N. Kalkhoven         240,000      1.9311%  $27.4375   08/15/06   $3,144,044  $7,530,532
Dan E. Pettit              100,000      0.8046%  $27.4375   08/15/06    1,310,018   3,137,721
Anthony R. Muller          100,000      0.8046%  $27.4375   08/15/06    1,310,018   3,137,721
Frederick L.
Leonberger, Ph.D.          100,000      0.8046%  $27.4375   08/15/06    1,310,018   3,137,721
Russell A. Johnson            --           --         --         --          --           --

(1) Reflects a two-for-one stock split effected in July 1999.

(2) Except in the event of a change in control of the Company, options granted become exercisable at the rate of 25% of the shares subject thereto one year from the grant date and as to approximately 6.25% of the shares subject to the option at the end of each three-month period thereafter such that the option is fully exercisable four years from the grant date

(3) Based on a total of 12,428,000 options granted to employees of the Company in fiscal 1999, including the Named Executive Officers.

(4) The exercise price per share of options granted represented the fair market value of the underlying shares of Common Stock on the date the options were granted.

(5) The potential realizable is calculated based upon the term of the option at its time of grant. It is calculated assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term of the option, and that the option is exercised and sold on the last day of its term for the appreciated stock price.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth certain information with respect to stock options exercised by the Named Executive Officers during fiscal year ending June 30, 1999, including the aggregate value of gains on the date of exercise. In addition, the table sets forth the number of shares covered by stock options as of June 30, 1999, and the value of "in-the-money" stock options, which represents the difference between the exercise price of a stock option and the market price of the shares subject to such option on June 30, 1999.

	Shares Acquired on	Value Realized	Number of Securities Underlying Unexercised Options at June 30, 1999 (#)		Value of Unexercised In-the-Money Options at June 30, 1999 ($)(1)
Name	Exercise (1)	($)(2)	Exercisable	Unexercisable	Exercisable	Unexercisable

Kevin N. Kalkhoven	8,510	$ 205,303	1,921,888	730,000	$152,126,586	$46,134,874
Dan E. Pettit	---	----	609,754	403,750	46,678,832	25,110,396
Anthony R. Muller	5,200	108,402	186,500	377,499	12,526,682	23,513,515
Frederick L. Leonberger, Ph.D.	22,500	742,300	335,716	200,000	25,977,122	12,542,500
Russell A. Johnson	---	----	62,500	187,500	3,667,968	11,003,906

(1) Reflects a two-for-one stock split effected in July 1999.

(2) The value realized upon the exercise of stock options represents the positive spread between the exercise price of stock options and the fair market of the shares subject to such options on the exercise date.

(3) The value of "in-the-money" stock options represents the positive spread between the exercise price of options and the fair market value of the underlying shares on June 30, 1999.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to the Company with respect to the beneficial ownership as of September 20, 1999, by (i) all persons who are beneficial owners of five percent (5%) or more of the Company's Common Stock, (ii) each director and nominee, (iii) the Named Executive Officers (defined below), and (iv) all current directors and executive officers as a group.

As of September 20, 1999, 110,900,708 shares of the Company's Common Stock were outstanding, and as of the same date, 73,227,926 Exchangeable Shares were outstanding. The amounts and percentages of Common Stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission (the "Commission") governing the determination of beneficial ownership of securities. Under the rules of the Commission, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of such security, or "investment power," which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of securities as to which such person has no economic interest.

	Number of Shares Beneficially Owned
Name	Number	Percentage
5% Stockholders
FEJ Holding Inc.(1) c/o The Furukawa Electric Co., Ltd. 6-1 Marunouchi 2 - Chome Chiyoda-Ku, Tokyo 100-8322 Japan	32,913,020	22.9%
American Express (2) American Express Tower 200 Vesey Street New York, NY 10285	8,238,726	7.4%
FEJ Sales Inc. (1) c/o The Furukawa Electric Co., Ltd. 6-1 Marunouchi 2 - Chome Chiyoda-Ku, Tokyo 100-8322 Japan	5,085,500	4.4%
Philips Electronics B.V. Groenevousdseweg 1 5621 BA Eindhoven The Netherlands	4,345,000	3.9%
Named Executive Officers and Directors
Kevin N. Kalkhoven (3)	1,921,993	1.7%
William J. Sinclair (4)	1,005,962	*
Jozef Straus, Ph.D. (5)	690,575	*
Dan E. Pettit (6)	587,154	*
Anthony R. Muller (7)	318,899	*
Frederick L. Leonberger, Ph.D. (8)	295,494	*
Bruce D. Day (9)	77,932	*
Wilson Sibbett, Ph.D. (10)	70,000	*
Russell A. Johnson (11)	32,930	*
Casimir S. Skrzypczak (12)	67,000	*
Robert E. Enos (13)	61,715	*
Martin A. Kaplan (14)	58,333	*
Peter A. Guglielmi (15)	34,222	*
John A. MacNaughton (16)	12,956	*
All directors and executive officers as a group (18 persons) (17)	5,374,523	4.6%

___________
* Less than 1%
  All shares are issuable upon exchange of the Exchangeable Shares of JDS Uniphase Canada Ltd.
  As reported in a Schedule 13G filed on April 8, 1999, includes 2,595,526 shares as to which American Express Company has shared voting power and 8,238,726 shares as to which it has dispositive power.
  Includes 1,796,880 shares subject to stock options currently exercisable or exercisable within 60 days of September 20, 1999.
  Includes 75,698 shares subject to stock options currently exercisable or exercisable within 60 days of September 20, 1999 and 930,264 shares issuable upon exchange of the Exchangeable Shares of JDS Uniphase Canada Ltd.
  Includes 19,911 shares subject to stock options currently exercisable or exercisable within 60 days of September 20, 1999 and 670,664 shares issuable upon exchange of the Exchangeable Shares of JDS Uniphase Canada Ltd. (461,510 shares of which are held by the Adarsan Trust #1 and 209,154 shares of which are held by the Adarsan Trust #2).
  Includes 536,004 shares subject to stock options currently exercisable or exercisable within 60 days of September 20, 1999 and 23,980 shares held by Kelly A. Pettit, Mr. Pettit's spouse.
  Includes 135,598 shares subject to stock options currently exercisable or exercisable within 60 days of September 20, 1999, and 9,520 shares held by Mr. Muller's daughter.
  Includes 281,966 shares subject to stock options currently exercisable or exercisable within 60 days of September 20, 1999, and 400 shares held by Katharine Leonberger and 400 shares held by Gregory Leonberger, Mr. Leonberger's daughter and son, respectively.
  Includes 74,882 shares subject to stock options currently exercisable or exercisable within 60 days of September 20, 1999 and 3,050 shares issuable upon exchange of the Exchangeable Shares of JDS Uniphase Canada Ltd.
  Includes 70,000 shares subject to stock options currently exercisable or exercisable within 60 days of September 20, 1999.
  Includes 31,750 shares subject to stock options currently exercisable or exercisable within 60 days of September 20, 1999.
  Includes 65,000 shares subject to stock options currently exercisable or exercisable within 60 days of September 20, 1999.
  Includes 58,665 shares subject to stock options currently exercisable or exercisable within 60 days of September 20, 1999 and 3,050 shares issuable upon exchange of the Exchangeable Shares of JDS Uniphase Canada Ltd.
  Includes 58,333 shares subject to stock options currently exercisable or exercisable within 60 days of September 20, 1999.
  Includes 30,222 shares subject to stock options currently exercisable or exercisable within 60 days of September 20, 1999.
  Includes 8,888 shares subject to stock options currently exercisable or exercisable within 60 days of September 20, 1999 and 4,068 shares issuable upon exchange of the Exchangeable Shares of JDS Uniphase Canada Ltd.
  Includes 4,019,686 shares subject to stock options currently exercisable or exercisable within 60 days of September 20, 1999, and 940,432 shares issuable upon exchange of the Exchangeable Shares of JDS Uniphase Canada Ltd.

Item 13. Certain Relationships and Related Transactions

Loans to Executive Officers

In February 1999, the Company loaned $600,000 to Mr. Kalkhoven, Co- Chairman and Chief Executive Officer of the Company, under an unsecured short- term promissory note that bore interest at 5.24% per annum. The unpaid balance of principal and interest on the promissory note was paid in full in August, 1999.

In June 1999, the Company loaned $100,000 to Dr. Leonberger, Senior Vice President and Chief Technical Officer of the Company, under an unsecured short- term promissory note that bears interest at 5.24% per annum. The unpaid balance of principal and interest on the promissory note was paid in full in August, 1999.

Relationships Among Directors or Executive Officers

There are no family relationships among any of the directors or executive officers of the Company.

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

Dated: October 28, 1999

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

        Signature                        Title                       Date
--------------------------  --------------------------------  ------------------

  /s/ KEVIN N. KALKHOVEN    Co-Chairman and Chief Executive   October 28, 1999
--------------------------  Officer (Principal Executive
  Kevin N. Kalkhoven        Officer)

  /s/ JOZEF STRAUS, PH.D*   Co-Chairman, President and        October 28, 1999
--------------------------  Chief Operating Officer
  Jozef Straus, Ph.D        Officer

  /s/ ANTHONY R. MULLER*    Senior Vice President,            October 28, 1999
--------------------------  Chief Financial Officer and
  Anthony R. Muller         Secretary (Principal Financial
                            and Accounting Officer)

  /s/ BRUCE DAY*            Director                          October 28, 1999
--------------------------
  Bruce Day

  /s/ ROBERT E. ENOS*       Director                          October 28, 1999
--------------------------
  Robert E. Enos

  /s/ JOHN A. MACNAUGHTON*  Director                          October 28, 1999
--------------------------
  John A. MacNaughton

  /s/ WILSON SIBBETT, PH.D* Director                          October 28, 1999
--------------------------
  Wilson Sibbett, Ph.D.

  /s/ CASIMIR S. SKRZYPCZAK*Director                          October 28, 1999
--------------------------
  Casimir S. Skrzypczak

  /s/ PETER GUGLIELMI*      Director                          October 28, 1999
--------------------------
  Peter Guglielmi

  /s/ WILLIAM J. SINCLAIR*  Director                          October 28, 1999
--------------------------
  William J. Sinclair

  /s/ MARTIN KAPLAN*        Director                          October 28, 1999
--------------------------
  Martin Kaplan

*By: /s/ KEVIN N. KALKHOVEN
         ------------------
         Kevin N. Kalkhoven
         Attorney-in-fact

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
   3.4(7)        Certificate of Amendment to Amended and Restated Certificate
                 of Incorporation.
   3.5(7)        Certificate of Designation.
   3.6(5)        Certificate of Designation.
   3.7(14)       Certificate of Designation.
   3.8**         Bylaws of the Registrant, as amended.
   4.1(2)        Exchangeable Share Provisions attaching to the exchangeable shares of JDS Uniphase Canada Ltd. (formerly 3506967
                 Canada Inc.).
   4.2**         Voting and Exchange Trust Agreement dated as of July 6, 1999 between Registrant, JDS Uniphase Canada Ltd. and CIBC Mellon
                 Trust Company.
   4.3**         Exchangeable Share Support Agreeement dated as of July 6, 1999 between Registrant, JDS Uniphase Canada Ltd. and JDS Uniphase
                 Nova Scotia Company.
   4.4**         JDS Uniphase Canada Ltd. Rights Agreement dated as of June 30,
                 1999 between the JDS Uniphase Canada Ltd. and CIBC Mellon Trust
                 Company.
   4.5**         Registration Rights Agreement dated as of JUly 6, 1999 between
                 Registrant, JDS Uniphase Canada Ltd. and The Furukawa Electric
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
  10.7**         Amendment to Loan and Security Agreement as Amended, dated
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
  10.22(7)       1998 Employee Stock Purchase Plan.
  10.23**        Support Agreement dated as of April 29, 1999, by and among
                 Uniphase Corporation, 3506967 Canada Inc., The Furukawa
                 Electric Co., Ltd, and JDS FITEL Inc.
  10.24**        Amended and Restated Agreement by and between JDS FITEL Inc.
                 Optical Coating Laboratory, Inc.
  21.1**         Subsidiaries of the Registrant.
  23.1           Consent of Ernst and Young LLP, Independent Auditors
  24.1**         Powers of Attorney.
  27.1**         Financial Data Schedule for the year ended June 30, 1999

---------------

* The SEC has granted confidential treatment for certain portions of this exhibit.

** Previously filed, with the corresponding exhibit number, with Registrant's report on Form 10-K for the year ended June 30, 1999.

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