Form 10-Q
period 1999-09-30
JDS UNIPHASE CORP /CA/
filed 1999-11-04
CIK 912093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Number of shares of Common Stock outstanding as of the latest practicable date, November 2, 1999: 113,104,566. In addition, as of such date, there were outstanding 60,614,679 Exchangeable Shares of JDS Uniphase Canada Ltd. which are exchangeable at any time into Common Stock on a one-for- one basis, entitle their holders to dividend and other rights economically equivalent to those of the Common Stock, and through a voting trust, vote at meetings of stockholders of the Registrant.

JDS Uniphase Corporation
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited):

Condensed Consolidated Statements of Operations Three months ended September 30, 1999 and 1998

Condensed Consolidated Balance Sheets September 30, 1999 and June 30, 1999

Condensed Consolidated Statements of Cash Flows Three months ended September 30, 1999 and 1998

Notes to Condensed Consolidated Financial Statements

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Liquidity and Capital Resources

Risks

ITEM 3. Quantitative and Qualitative Disclosure about Market Risks

PART II. OTHER INFORMATION

ITEM 1: Legal Proceedings

ITEM 2: Changes in Securities

ITEM 3: Defaults Upon Senior Securities

ITEM 4: Submission of Matters to a Vote of Security Holders

ITEM 5: Other Information

ITEM 6: Exhibits and Reports on Form 8-K

Signatures

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

JDS Uniphase Corporation
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In millions, except per share data)

                                               Three Months Ended
                                                  September 31,
                                             ---------------------
                                                 1999       1998
                                             ---------- ----------

Net sales................................       $230.1      $57.4
Cost of sales............................        125.2       28.9
                                             ---------- ----------
  Gross profit...........................        104.9       28.5
                                             ---------- ----------

Operating expenses:
  Research and development...............         17.2        5.6
  Selling, general and administrative....         27.9        7.1
  Amortization of purchased intangibles..        172.9        3.9
                                             ---------- ----------
Total operating expenses.................        218.0       16.6
                                             ---------- ----------
Income (loss) from operations............       (113.1)      11.9
Interest and other income, net...........          5.5        0.9
                                             ---------- ----------
  Income (loss) before income taxes......       (107.6)      12.8
Income tax expense.......................          6.3        4.7
                                             ---------- ----------
Net income (loss)........................      ($113.9)      $8.1
                                             ========== ==========

Basic earnings (loss) per share..........       ($0.68)     $0.10
                                             ========== ==========

Dilutive earnings (loss) per share.......       ($0.68)     $0.10
                                             ========== ==========

Weighted average common shares
  Outstanding............................        168.5       78.2

Dilutive effect of stock options
  Outstanding............................           --        6.3
                                             ---------- ----------
Weighted average common shares
  Outstanding, assuming dilution.........        168.5       84.5
                                             ========== ==========

See accompanying notes.

JDS Uniphase Corporation
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

                                                      September 30,   June 30,
                                                          1999          1999
                                                      ------------  ------------
                                                      (unaudited)

                             Assets
Current assets:
   Cash and cash equivalents.........................       495.6          75.4
   Short-term investments............................       463.6         158.5
   Accounts receivable, less allowances for returns
     and doubtful accounts of $1.3 at September 30,
     1999 and $1.1 at June 30, 1999..................       140.2         120.9
   Inventories.......................................        98.0          87.9
   Deferred income taxes.............................        11.6           7.9
   Other current assets..............................         9.7          13.0
                                                      ------------  ------------
      Total current assets...........................     1,218.7         463.6
Property, plant, and equipment, net..................       209.2         181.1
Intangible assets, including goodwill................     3,311.3       3,444.2
Long-term deferred income taxes and other assets.....         6.2           7.2
                                                      ------------  ------------
      Total assets...................................     4,745.4       4,096.1
                                                      ============  ============

                  Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable..................................        51.7          38.1
   Accrued payroll and related expenses..............        21.1          27.2
   Income taxes payable..............................        17.8          37.2
   Other accrued expenses............................        58.2          46.3
                                                      ------------  ------------
      Total current liabilities......................       148.8         148.8

Deferred income taxes................................       304.0         318.2
Accrued pension and other non-current liabilities....         8.3           9.8

Commitments and contingencies

Stockholders' equity:
   Preferred stock...................................        --            --
   Common stock and additional paid-in capital.......     4,593.7       3,822.8
   Accumulated deficit...............................      (311.8)       (197.8)
   Accumulated other comprehensive income (loss).....         2.4          (5.7)
                                                      ------------  ------------
      Total stockholders' equity.....................     4,284.3       3,619.3
                                                      ------------  ------------
      Total liabilities and stockholders' equity.....     4,745.4       4,096.1
                                                      ============  ============

See accompanying notes.

JDS Uniphase Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

                                                              Three Months Ended
                                                                 September 30,
                                                          ----------------------
                                                          1999        1998
                                                          ----------  ----------

Operating activities
  Net income (loss).....................................    ($113.9)       $8.1
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization expense...............      180.2         8.5
    Deferred income taxes...............................      (15.9)          --
    Change in operating assets and liabilities:
       Accounts receivable..............................      (18.6)        1.9
       Inventories......................................       (9.9)       (2.1)
       Other current assets.............................        3.6         1.2
       Accounts payable, accrued liabilities and
         other accrued expenses.........................       13.9        (2.2)
                                                          ----------  ----------
Net cash provided by operating activities...............       39.4        15.4
                                                          ----------  ----------
Investing activities
  Purchase of short-term investments....................     (819.8)      (75.6)
  Proceeds from sale of short-term investments..........      514.9        55.1
  Acquisition of businesses.............................      (21.6)       (0.1)
  Purchase of property, plant and equipment.............      (34.9)       (8.6)
  Increase in other assets..............................       (0.1)       (0.1)
                                                          ----------  ----------
Net cash used in investing activities...................     (361.5)      (29.3)
                                                          ----------  ----------
Financing activities
  Proceeds from issuance of common stock and private
        placement of exchangeable shares................      713.9           --
  Proceeds from issuance of common stock under
        stock option and stock purchase plans...........       28.4         5.0
  Pre-merger dividends paid on BCP stock................          --       (0.1)
                                                          ----------  ----------
Net cash provided by (used in) financing activities.....      742.3         4.9
                                                          ----------  ----------
Increase (decrease) in cash and cash equivalents........      420.2        (9.0)
Cash and cash equivalents at beginning of period........       75.4        40.5
                                                          ----------  ----------
Cash and cash equivalents at end of period..............     $495.6       $31.5
                                                          ==========  ==========
SUPPLEMENTAL CASH FLOW INFORMATION
     Tax benefits from stock option and stock
        purchase plans..................................      $12.0        $4.5
     Issuance of notes payable..........................        $--        $1.9

See accompanying notes.

JDS Uniphase Corporation
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Business Activities and Basis of Presentation

The financial information at September 30, 1999 and for the three-month period ended September 30, 1999 and 1998 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such information does not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

The results for the three-month period ended September 30, 1999 may not be indicative of results for the fiscal year ending June 30, 2000 or any future period.

Impact of Recently Issued Accounting Standards

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

Note 2. Lines of Credit

The Company has a U.S. $10.0 million revolving bank line of credit that expires in May 2000. Advances under the line of credit bear interest at the bank's prime rate (8.25% at September 30, 1999) and are unsecured. Under the terms of the line of credit agreement, the Company is required to maintain certain minimum working capital, net worth, profitability levels and other specific financial ratios. In addition, the agreement prohibits the payment of cash dividends and contains certain restrictions on the Company's ability to borrow money or purchase assets or interests in other entities without the prior written consent of the bank.

Note 3. Comprehensive Income (loss)

The components of comprehensive income (loss), net of tax, are as follows (in millions):

                                        Three Months Ended
                                            September 30,
                                          1999      1998
                                        --------- ---------

Net income (loss)......................  ($113.9)     $8.1
Change in unrealized gain on
  available-for-sale investments.......      0.3       0.2
Change in foreign currency translation.      7.8       3.5
                                        --------- ---------
Comprehensive income...................  ($105.8)    $11.8
                                        ========= =========

Note 4. Inventories

The components of inventory consist of the following (in millions):

                                                September 30,  June 30,
                                                     1999        1999
                                                ------------ ----------

Raw materials and purchased parts...........          $39.8      $41.6
Work in process.............................           43.5       35.9
Finished goods..............................           14.7       10.4
                                                ------------ ----------
                                                      $98.0      $87.9
                                                ============ ==========

Note 5. Earnings (loss) per Share

On July 8, 1999, the Company's Board of Directors approved a 100% stock dividend on all Common stock and a stock split on the Exchangeable shares for holders of record as of July 23, 1999. Fiscal 1999 share and per share amounts have been restated to reflect this stock dividend and stock split.

As the Company incurred a loss in fiscal 2000, the effect of dilutive securities totaling 11.0 million equivalent shares has been excluded from the computation as they are antidilutive.

Note 6. Stock Split

On September 28, 1999, the Board of Directors approved a second two-for- one stock split on all common stock and Exchangeable shares. This split is subject to stockholder approval of an increase in authorized capital that will be sought at the Company's annual meeting scheduled for December 16, 1999.

Note 7. Operating Segments

During the first quarter of fiscal 2000, JDS Uniphase changed the structure of its internal organization following the merger that became effective on the close of business June 30, 1999.

The President and Chief Operating Officer has been identified as the Chief Operating Decision Maker as defined by SFAS 131. The President allocates resources to each of these segments based on their business prospects, competitive factors, net sales and operating profits before interest, taxes, and certain purchase accounting related costs.

JDS Uniphase designs, develops, manufactures and markets optical components and modules at various levels of integration. The Company views its business as having two principal operating segments: Components and Modules. The Components Group consists primarily of source lasers, pump lasers, external modulator products, packaged lasers for fiber based data communications, couplers, filters, isolators, circulators, switches, attenuators, fiber Bragg gratings, and connector products used primarily in telecommunications applications. The Modules Group includes transmitters, amplifiers, transceivers, and test instruments used in telecommunications and cable TV. The operating segments below the quantitative threshold defined by SFAS 131 are disclosed in the "all other" category and consist of gas laser based products for industrial, biotechnology and semiconductor equipment applications, certain corporate-level operating expenses and the Ultrapointe product line that was sold in 1999. All of the Company's products are sold directly to original equipment manufacturers and industrial distributors throughout the world.

Information on reportable segments is as follows:

                                                 Three Months Ended
                                                     September 30,
                                               -----------------------
                                                   1999        1999
                                               ------------ ----------

Components:
  Shipments.................................        $159.9      $34.5
  Intersegment sales........................         (18.7)      (1.0)
                                               ------------ ----------
  Net sales to external customers...........         141.2       33.5
  Operating income..........................          54.9        9.4

Module Products:
  Net sales to external customers...........         $76.3       $9.3
  Intersegment sales........................            --         --
                                               ------------ ----------
  Net sales to external customers...........          76.3        9.3
  Operating income..........................          16.8        1.8

Total:
  Net sales to external customers from
    reportable segments.....................        $217.5      $42.8
  All other net sales.......................          12.6       14.6
                                               ------------ ----------
     Total net sales........................        $230.1      $57.4
                                               ============ ==========

Operating income from reportable segments...         $71.7      $11.2
All other operating income (loss)...........          (0.5)       4.6
Unallocated amounts:
  Acquisition related charges...............        (184.3)      (3.9)
  Interest and other income, net............           5.5        0.9
                                               ------------ ----------
Income (loss) before income taxes...........       ($107.6)     $12.8
                                               ============ ==========

Note 8. Acquisitions

In August 1999, the Company acquired AFC Technologies, Inc. ("AFC") of Ottawa, Canada for $22.0 million in cash and common stock of $17.5 million. AFC designs, develops and manufactures fiber amplifiers for telecommunications applications. The preliminary purchase price allocation included net tangible assets of approximately $1.3 million and intangible assets (including goodwill) of $38.2 million that are expected to be amortized over a five-year period.

Note 9. Subsequent Events

On October 1, 1999, the Company acquired Ramar Corporation ("Ramar") of Northborough, Massachusetts for approximately $5 million in cash and notes. Ramar designs, develops and manufactures lithium niobate- based products for telecommunications applications.

On October 5, 1999 the Company announced its intention to acquire Epitaxx, Inc. ("Epitaxx") for approximately $400 million in stock and $5 million cash. Epitaxx designs, develops, manufactures and markets detector and receiver products for the telecommunications industry. Closing of the transaction, which the Company expects to occur in November, is subject to regulatory approval and other conditions. As a result, it cannot be assumed that our acquisition of Epitaxx will be consummated.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Sales. Net sales of $230.1 million represented an increase of $172.6 million or 301% compared to the first quarter of 1999. The increase in net sales reflected growth in each of our major operating segments and the inclusion of JDS FITEL (JDS) sales. We merged with JDS in a transaction accounted for as a purchase which became effective at the close of business on June 30, 1999. Separate discussions with respect to net sales and operating profits for each of our reportable operating segments can be found under the heading operating segment information.

First quarter net sales are not considered indicative of the results to be expected for any future period. In addition, there can be no assurance that the market for our products will grow in future periods at its historical percentage rate or that certain market segments will not decline. Further, there can be no assurance that we will be able to increase or maintain our market share in the future or to achieve historical growth rates.

Gross Profit. Gross profit of $104.8 million represents an increase of $76.3 million or 268% compared to the first quarter of 1999. Strong demand for all our WDM products combined with the JDS merger contributed to the increases in gross profit. As a percent of net sales, gross profit declined to 46% in the first quarter from 50% during the same period in 1999. The decline reflects the impact of the purchase accounting adjustment which increased JDS inventory at June 30, 1999, by $11.4 million and this flowed through to cost of sales in the first quarter.

There can be no assurance that we will be able to maintain gross profits or gross margins at current levels in future periods. We expect that periodic fluctuations in our gross margins will continue because of changes in our sales and product mix, manufacturing constraints, competitive pricing pressures, higher costs resulting from new production facilities, manufacturing yields, acquisitions of businesses that may have different margins than ours and inefficiencies associated with new product introductions.

Research and Development Expense. Research and development (R&D) expense of $17.2 million or 7.5% of net sales represented an increase of $11.6 million or 205% compared to the first quarter of 1999. The increase in R&D expenses is primarily due to the continued development and enhancement of our fiber optic product lines and the inclusion of JDS. As a percent of net sales, R&D expense declined to 7.5% in the first quarter from 9.9% during the same period in 1999. Due to the rapidly growing business as it is difficult to scale R&D programs as fast as our sales are growing.

We are committed to continuing our significant R&D expenditures and expect that the absolute dollar amount of R&D expenses will increase as we invest in developing new products in expanding and enhancing our existing product lines, although R&D expenses may vary as a percentage of net sales in future periods. In addition, there can be no assurance that expenditures for R&D will be successful or that improved processes or commercial products will result from these projects.

Selling, General and Administrative Expense. Selling, general and administrative (SG&A) expense of $27.9 million or 12.1% of net sales represents an increase of $20.8 million or 294% as compared to the first quarter of 1999. The increase is primarily due to higher SG&A costs to support telecommunications and CATV products, and the inclusion of JDS. As a percentage of net sales, SG&A remained relatively flat, 12.1% and 12.3% in the first quarters of 2000 and 1999, respectively.

We expect the amount of SG&A expenses to increase in the future, although such expenses may vary as a percentage of net sales in future periods. We expect to continue incurring charges to operations, which to date have been within management's expectations, to reflect costs associated with integrating Uniphase and JDS operations. We may also incur cost associated with the integration of other acquired operations.

Amortization of Purchased Intangibles. Amortization of purchased intangibles ("API") of $172.9 million represents a $169.0 million increase from the first quarter of 1999. The increase in API expense is primarily due to the intangible assets generated from our merger in June 1999 with JDS in a transaction accounted for as a purchase.

Our API expense will continue to generate net losses for the foreseeable future. Goodwill and other intangibles arising from the JDS merger totaled $3.4 billion, including the related deferred tax effect. In addition, we have recorded goodwill in connection with acquisitions of other business. API expense could change because of other acquisitions or impairment of existing identified intangible assets and goodwill in future periods.

Interest and Other Income. Net interest and other income of $5.5 million represents an increase of $4.6 million from the first quarter of 1999. The increase in interest and other income was the result of higher investment balances obtained from our merger with JDS and the completion of a public offering of our common stock and a private placement of Exchangeable shares in August 1999 that generated $713.9 million in cash, net of transaction costs.

Income Tax Expense. We recorded a tax provision of $6.3 million in the first quarter of 2000 as compared to $4.7 million in the same period of 1999. Our effective tax rates were (5.8)% and 36.5% in the first quarters of 2000 and 1999, respectively. Our effective tax rate is negative and differed from the combined federal, state and foreign statutory rates primarily due to acquisition-related charges that were non-deductible for tax purposes.

Operating Segment Information

Components. Net sales increased 322 % compared to the first quarter of 1999 primarily because of the inclusion of JDS and continued demand for active products used in WDM applications. Operating income increased 488% because of these same factors. Sales of components also increased because of significantly higher use of our components in the modules we build.

Modules. Net sales increased 724% compared to the first quarter of 1999 primarily because of the inclusion of JDS and continued demand for transmitters, amplifiers and transceivers for CATV and telecommunications. Operating income improved 825% because of these same factors.

Liquidity and Capital Resources

At September 30, 1999, our combined balance of cash, cash equivalents and short-term investments was $959.2 million. During the first quarter of 2000 we met our liquidity needs through cash generated from operating activities. Net cash provided by operating activities was $39.4 million in 2000, compared with $15.4 million for the comparable period in 1999.

Cash provided by operating activities during the first quarter was primarily generated from net income before noncash charges of $180.2 million. Higher levels of operating activity resulted in increases in accounts receivable, inventories and other liabilities utilizing $14.6 million (net). Cash flow from operating activities also benefited from a decrease to other current assets of $3.6 million, offset by a decrease in deferred tax liabilities of $15.9 million.

Cash used in investing activities was $361.5 million in the first quarter of 2000 compared with $29.3 million during the same period of 1999. The majority of this higher activity level was a result of increased short term investments (net increase $309.9 million) following completion of a public sale of our common stock during the quarter. The Company's acquisition of AFC used $21.6 million. In addition, the Company incurred capital expenditures of $34.9 million for facility improvements in Ottawa and equipment purchases to expand our manufacturing capacity worldwide. We expect to continue to expand our worldwide manufacturing capacity, primarily for telecommunications products, by making approximately $140 million in additional capital expenditures during the remainder of 2000.

Cash of $742.3 million was generated from financing activities in the first quarter of 2000 as compared to $4.9 million in the same period of 1999. Substantially all the additional cash was attributable to our sale of common stock in a public offering in August, 1999.

The Company has an unsecured $10 million revolving line of credit. Advances under the line of credit bear interest at the bank's prime rate (8.25% at September 30, 1999). There were no borrowings as of September 30, 1999. Under the terms of the credit agreement, we are required to maintain certain minimum working capital, net worth, profitability levels and other financial conditions. The agreement also prohibits the payment of cash dividends and contains certain restrictions on our ability to borrow money or purchase assets or interests in other entities without the prior written consent of the bank. The line of credit expires in May 2000.

We believe that our existing cash balances and investments, together with cash flow from operations and available lines of credit will be sufficient to meet our liquidity and capital spending requirements at least through the end of 2000. However, possible investments in or acquisitions of complementary businesses, products or technologies may require additional financing prior to such time. There can be no assurance that additional debt or equity financing will be available when required or, if available, can be secured on terms satisfactory to us.

Current Status of Acquired In-Process Research and Development Projects

We periodically review the stage of completion and likelihood of success of each of the in-process research and development projects. The current status of the in-process research and development projects for all major mergers and acquisitions during the past three years are as follows:

JDS

The products under development at the time of our merger included: (i) Thermo Optic Waveguide Attenuators, (ii) Solid State Switch, (iii) 50 GHz WDM, and (iv) Erbium Doped Fiber Amplifiers ("EDFA"). Attenuator development is expected to continue for approximately 15 months at a cost of approximately $1.0 million ratably until its completion. Solid State Switch development will continue for approximately nine months at a cost of $2.0 million incurred ratably over the period. WDM development is expected to continue for another three months at a cost of approximately $4.0 million, while the development of the EDFA is substantially complete at a cost consistent with our expectations.

Uniphase Netherlands

The product introductions for the WDM lasers - CW and direct modulation and DFB/EA and modulator are either on schedule or are approximately 6 months behind schedule. The WDM laser - direct modulation is expected to have a lower revenue growth rate than originally anticipated. The development of the semiconductor optical amplifier technology has been delayed because of market demand for other products. The development of the telecom technology is on schedule but the revenue growth rate in initial periods is expected to be lower than originally anticipated. Development of the CATV technologies is approximately 6 months behind schedule and is expected to take a higher level of development effort to bring the technology to market. We have incurred post-acquisition research and development expenses of approximately $6.0 million in developing the acquired in-process technology and estimate the cost to complete this technology, in combination with our other continuing research and development expenses, will not be in excess of our historic expenditures for research and development as a percentage of our net sales. The differences between the actual outcome noted above and the assumptions used in the original valuation of the technology are not expected to ultimately impact the expected return on investment from the acquisition of UNL or our results of operations and financial position.

Uniphase Fiber Components

The initial products developed from submarine and unpackaged technology projects were completed approximately on schedule and post-acquisition research and development expenses approximately equaled the estimated cost to complete at the acquisition date. The Company is experiencing higher levels of demand for the submarine products than anticipated in the original estimates. The temperature compensation project is behind schedule because of unforeseen technical difficulties in maintaining specifications at the harshest environmental test points, although we are satisfied with the developments achieved to date. The dispersion compensation project is significantly behind schedule and the market does not appear to be developing as anticipated. The Add-Drop projects were discontinued concurrent with the merger with JDS. We have incurred post-acquisition research and development expenses of approximately $3.0 million in developing the acquired in-process technology and estimate the cost to complete this technology, in combination with our other continuing research and development expenses, will not be in excess of our historic expenditures for research and development as a percentage of our net sales. The differences between the actual outcome noted above and the assumptions used in the original valuation of the technology are not expected to ultimately impact the expected return on investment from the acquisition of UFC or our results of operations and financial position.

Uniphase Laser Enterprise

The Submount and RWG series products were released on schedule and post- acquisition research and development expenses approximately equaled the estimated cost to complete at the acquisition date. Actual revenue for these products has significantly exceeded the estimates used in the valuation of the technology. We did not pursue development of the distributed feedback laser because of resources being redirected to expand the Submount and RWG Series development program in response to strong market demand. The high power project is somewhat delayed because of shifting R&D resources to Submount/RWG because of RWG demand. We have incurred post-acquisition research and development expenses of approximately $7.0 million in developing the acquired in-process technology and estimate the cost to complete this technology, in combination with our other continuing research and development expenses, will not be in excess of our historic expenditures for research and development as a percentage of our net sales. The differences between the actual outcome noted above and the assumptions used in the original valuation of the technology are not expected to ultimately impact the expected return on investment from the acquisition of ULE or our results of operations and financial position

Item 3. Quantitative and Qualitative Disclosure About Market Risks

Foreign Exchange

We generate a significant portion of our sales from sales to customers located outside the United States, principally in Europe. International sales are made mostly from our foreign subsidiaries in the local countries and are typically denominated in either U.S. dollars or the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

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

At September 30, 1999, hedge positions totaled U.S. dollar $65.5 million equivalent. All hedge positions are carried at fair value and all hedge positions had maturity dates within three months.

Interest Rates

We invest our cash in a variety of financial instruments, including floating rate bonds, municipal bonds, auction instruments and money market instruments. These investments are denominated in U.S. dollars and Canadian dollars. Cash balances in foreign currencies overseas are operating balances and are only invested in short term deposits of the local operating bank.

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

Our investments are made in accordance with an investment policy approved by the Board of Directors. No investment securities have maturities exceeding three years, and the average duration of the portfolio does not exceed eighteen months.

Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q which are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. A forward-looking statement may contain words such as "will continue to be," "will be," "continue to," "expect to," "anticipates that," " to be" or "can impact." These forward-looking statements include statements relating to our expectations as to (i) the timing of our proposed acquisition of Epitaxx, (ii) the amount (both in absolute dollars and as a percentage of net sales) of our research and development expenditures, (iii) the sufficiency of existing cash balances and investments, together with cash flow from operations and available lines of credit to meet our liquidity and capital spending requirements at least through the end of the calendar year 2000, (iv) the development costs, anticipated completion, introduction and projected revenues from new and developing products and technologies including the Thermo Optic Waveguide Attenuator, Solid State Switch, WDM EDFA, WDM laser direct modulation, the Submount and RWG series products and CATV technologies, and (v) future acquisitions. Management cautions that forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in such forward-looking statements. These risks and uncertainties include the risk that (i) the Proposed Epitaxx acquistion will not be completed (ii) R&D expenditures will be materially greater or less than those expected (iii) funds will be insufficient to meet our liquidity and capital resources requirements through the end of the calendar year 2000, (iv) development costs, anticipated completion, introduction and projected revenues from new and developing products and technologies may be materially different than anticipated and (v) future acquititions may not be completed as expected, or at all. Further, our future business, financial condition and results of operations are subject to risks and uncertainties including the risks set forth below.

RISK FACTORS

Difficulties We May Encounter Managing Our Growth Could Adversely Affect Our Results of Operations

Both JDS and Uniphase have historically achieved their growth through a combination of internally developed new products and acquisitions. As part of our strategy to sustain growth, we expect to continue to pursue acquisitions of other companies, technologies and complementary product lines. We also expect to continue developing new components, modules and other products for our customer base, seeking to further penetrate these markets. The success of each acquisition will depend upon:

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

Difficulties in Integrating Uniphase and JDS Could Adversely Affect Our Business

Uniphase combined its operations with JDS effective on June 30, 1999 in a merger of equals. If we fail to successfully integrate the businesses of JDS and Uniphase, the combined business will suffer. Uniphase and JDS have complementary business operations located principally in the United States, Canada and Europe. Our success depends in large part on the successful integration of these geographically diverse operations and the technologies and personnel of the two companies. As part of this integration, we need to combine and improve our computer systems to centralize and better automate processing of our financial, sales and manufacturing data. Our management came from the prior management teams of both companies and many members of management did not previously work with other members of management. The integration of the two businesses may result in unanticipated operational problems, expenses and liabilities and the diversion of management attention. The integration may not be successful, and, if so, our operating results would suffer as a result.

If We Fail to Efficiently Combine Uniphase's and JDS Sales and Marketing Forces, Our Sales Could Suffer

We may experience disruption in sales and marketing in connection with our efforts to integrate Uniphase's and JDS sales channels, and we may be unable to efficiently or effectively correct such disruption or achieve our sales and marketing objectives after integration. In addition, sales cycles and sales models for Uniphase's and JDS various products may vary significantly from product to product. Our sales personnel not accustomed to the different sales cycles and approaches required for products newly added to their portfolio may experience delays and difficulties in selling these newly added products. Furthermore, it may be difficult to retain key sales personnel. As a result, we may fail to take full advantage of the combined sales forces' efforts, and Uniphase's and JDS respective sales approaches and distribution channels may be ineffective in promoting the other entity's products, which may have a material adverse effect on our business, financial condition or operating results.

Integration Costs and Expenses Associated with Uniphase's Combination with JDS Have Been Substantial and We May Incur Additional Related Expenses in the Future

JDS Uniphase has incurred direct costs associated with the combination of approximately $12.0 million, which were included as a part of the total purchase cost for accounting purposes. We may incur additional material charges in subsequent quarters to reflect additional costs associated with the combination which will be expensed as incurred.

Difficulties in Integrating Other Acquisitions Could Adversely Affect Our Business

In March 1997, Uniphase acquired Uniphase Laser Enterprise, which produces our 980-nanometer pump laser products. In June 1998, Uniphase acquired Uniphase Netherlands. In the case of both acquisitions, Uniphase acquired businesses that had previously been engaged primarily in research and development and that needed to make the transition from a research activity to a commercial business with sales and profit levels that are consistent with our overall financial goals. This transition has not yet been completed at Uniphase Netherlands, which continues to operate at higher expense levels and lower gross margins than those required to meet our profitability goals. In addition, in November 1998, we acquired Uniphase Broadband, which manufactures test instruments, transmitter cards and transceivers for telecommunications applications and in August 1999 we acquired AFC Technologies, which produces amplifiers for telecommunications applications. We may not successfully manufacture and sell our products or successfully manage our growth, and failure to do so could have a material adverse effect on our business, financial condition and operating results.

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

Our Operating Results Suffer as a Result of Purchase Accounting Treatment, Primarily due to the Impact of Amortization of Goodwill and Other Intangibles Relating to Our Combination with JDS FITEL

Under U.S. generally accepted accounting principles that apply to us, we accounted for a number of business combinations using the purchase method of accounting, the most significant being the combination of Uniphase and JDS. Under purchase accounting, we recorded the market value of our common shares and the Exchangeable Shares issued in connection with Uniphase's combination with JDS, the fair value of the options to purchase JDS common shares which became options to purchase our common shares and the amount of direct transaction costs as the cost of acquiring the business of JDS. That cost was allocated to the individual assets acquired and liabilities assumed, including various identifiable intangible assets such as in-process research and development, acquired technology, acquired trademarks and trade names and acquired workforce, based on their respective fair values. We allocated the excess of the purchase cost over the fair value of the net assets to goodwill. We expensed in-process research and development of $210.4 million as of June 30, 1999. Goodwill and other intangible assets are being amortized over a five year period. The amount of purchase cost allocated to goodwill and other intangibles was $3.4 billion, including the related deferred tax effect. The amortization of goodwill and other intangible assets in equal quarterly amounts over a five year period will result in an accounting charge attributable to these items of $168 million per quarter and $672 million per year. Additionally, in the first quarter of 2000 our gross profit was adversely impacted by $11.4 million due to purchase accounting adjustments to products sold in the period. As a result, purchase accounting treatment of Uniphase's combination with JDS will result in a net loss for us in the foreseeable future, which could have a material and adverse effect on the market value of our stock.

Our Stock Price Could Fluctuate Substantially

The Unpredictability of Our Quarterly Operating Results Could Cause Our Stock Price to be Volatile or Decline

We expect to continue to experience fluctuations in our quarterly results, which in the future may be significant and cause substantial fluctuations in the market price of our stock. All of the concerns we discuss under Risk Factors could affect our operating results, including, among others:

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

In addition to the effect of ongoing operations on quarterly results, acquisitions or dispositions of businesses, our products or technologies have in the past resulted in, and may in the future, result in reorganization of our operations, substantial charges or other expenses, which have caused and may in the future cause fluctuations in our quarterly operating results and cash flows. See, for example, "Item 1. Business - Risk Factors - Our Operating Results May Suffer as a Result of Purchase Accounting Treatment, the Impact of Amortization of Goodwill and Other Intangibles Relating to Our Combination with JDS.''

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

Our Sales Would Suffer if One or More of Our Key Customers Substantially Reduced Orders for Our Products

Our customer base is highly concentrated. Historically, orders from a relatively limited number of OEM customers accounted for a substantial portion of Uniphase's and JDS's net sales from telecommunications products. Two customers, Lucent and Nortel, each accounted for over 10% of our net sales for the quarter ended September 30, 1999. We expect that, for the foreseeable future, sales to a limited number of customers will continue to account for a high percentage of our net sales. Sales to any single customer may vary significantly from quarter to quarter. If current customers do not continue to place orders we may not be able to replace these orders with new orders from new customers. In the telecommunications markets, our customers evaluate our products and competitive products for deployment in their telecommunications systems. Our failure to be selected by a customer for particular system projects can significantly impact our business, operating results and financial condition. Similarly, even if our customers select us, if our customers are not selected as the primary supplier for an overall system installation, we can be similarly adversely affected. Such fluctuations could have a material adverse effect on our business, financial condition and operating results.

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

Any Failure to Remain Competitive in Our Industry Would Impair Our Operating Results

If Our Business Operations are Insufficient to Remain Competitive in Our Industry, Our Operating Results Could Suffer

The telecommunications and laser subsystems markets in which we sell our products are highly competitive. In each of the markets we serve, we face intense competition from established competitors. Many of these competitors have substantially greater financial, engineering, manufacturing, marketing, service and support resources than do we and may have substantially greater name recognition, manufacturing expertise and capability and longer standing customer relationships than do we. To remain competitive, we believe we must maintain a substantial investment in research and development, marketing, and customer service and support. We may not compete successfully in all or some of our markets in the future, and we may not have sufficient resources to continue to make such investments, or we may not make the technological advances necessary to maintain our competitive position so that our products will receive market acceptance. In addition, technological changes or development efforts by our competitors may render our products or technologies obsolete or uncompetitive. See "Item 1. Business - Competition.''

Fiberoptic Component Average Selling Prices Are Declining

Prices for telecommunications fiberoptic components are generally declining because of, among other things, increased competition and greater unit volumes as telecommunications service providers continue to deploy fiberoptic networks. Uniphase and JDS have in the past and we may in the future experience substantial period to period fluctuations in average selling prices. We anticipate that average selling prices will decrease in the future in response to product introductions by competitors and us or to other factors, including price pressures from significant customers. Therefore, we must continue to (1) timely develop and introduce new products that incorporate features that can be sold at higher selling prices and (2) reduce our manufacturing costs. Failure to achieve any or all of the foregoing could cause our net sales and gross margins to decline, which may have a material adverse effect on our business, financial condition and operating results.

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

If We Fail to Attract and Retain Key Personnel, Our Business Could Suffer

Our future depends, in part, on our ability to attract and retain certain key personnel. In particular, our research and development efforts depend on hiring and retaining qualified engineers. Competition for highly skilled engineers is extremely intense, and we are currently experiencing difficulty in identifying and hiring certain qualified engineers in many areas of our business. We may not be able to hire and retain such personnel at compensation levels consistent with our existing compensation and salary structure. Our future also depends on the continued contributions of our executive officers and other key management and technical personnel, each of whom would be difficult to replace. Uncertainty resulting from the JDS merger could further adversely affect our ability to retain key employees. We do not maintain a key person life insurance policy on our Chief Executive Officer, our Chief Operating Officer or any other officer. The loss of the services of one or more of our executive officers or key personnel or the inability to continue to attract qualified personnel could delay product development cycles or otherwise have a material adverse effect on our business, financial condition and operating results.

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

International sales accounted for approximately 40%, 38% and 32% of Uniphase's net sales in 1999, 1998 and 1997, respectively. International sales (excluding sales to the U.S.) accounted for approximately 21%, 25% and 20% of JDS's net sales in 1999, 1998 and 1997, respectively. We expect that international sales will continue to account for a significant portion of our net sales. We may continue to expand our operations outside of the United States and to enter additional international markets, both of which will require significant management attention and financial resources.

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

The Year 2000 Problem May Disrupt Our and Our Customers' and Suppliers' Businesses

We are aware of the risks associated with the operation of information technology and non-information technology systems as the Year 2000 approaches. The problem is pervasive and complex and may affect many information technology and non-information technology systems. The Year 2000 problem results from the rollover of the two digit year value from "99'' to "00.'' Systems that do not properly recognize such date-sensitive information could generate erroneous data or fail. In addition to our own systems, we rely on external systems of our customers, suppliers, creditors, financial organizations, utilities providers and government entities, both domestic and international (which we collectively refer to as "third parties''). Consequently, we could be affected by disruptions in the operations of third parties with which we interact. Furthermore, as customers expend resources to correct their own systems, they may reduce their purchasing frequency and volume of our products.

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

To date, we have incurred costs not exceeding $2.0 million to upgrade our information technology and non-information technology systems to, among other things, make such systems Year 2000 ready. We continue to evaluate the estimated costs associated with the efforts to prepare for Year 2000 based on actual experience. While the efforts will involve additional costs, we believe, based on (1) available information, (2) amounts spent to date and (3) the fact that our information technology and non-information technology systems depend on third-party software which, we believe, has been or is being updated to address the Year 2000 problem, that we will manage our total Year 2000 transition without any material adverse effect on our business operations, financial condition, products or financial prospects. The actual outcomes and results could be affected by future factors including, but not limited to:

  the continued availability of skilled personnel,
  cost control,
  the ability to locate and remediate software code problems, critical suppliers and subcontractors meeting their Year 2000 compliance commitments, and timely actions by customers.

We believe that our systems are Year 2000 ready, with minor exceptions which we expect to resolve by November 30, 1999. Therefore, we anticipate that all systems will be corrected for the Year 2000 problem prior to December 31, 1999. We are working with third parties to identify any Year 2000 problems affecting such third parties that could have a material adverse affect on our business, financial condition or results of operations. However, it would be impracticable for us to attempt to address all potential Year 2000 problems of third parties that have been or may in the future be identified. Specifically, Year 2000 problems have arisen or may arise regarding the information technology and non- information technology systems of third parties having widespread national and international interactions with persons and entities generally (for example, certain information technology and non-information technology systems of governmental agencies, utilities and information and financial networks) that, if uncorrected, could have a material adverse impact on our business, financial condition or results of operations. We are still assessing the effect the Year 2000 problem will have on our suppliers and, at this time, cannot determine such impact. However, we have identified alternative suppliers and, in the event that any significant supplier suffers unresolved material Year 2000 problems, we believe that we would only experience short term disruptions in supply, not exceeding 90 days, while such supplier is replaced.

If We Have Insufficient Proprietary Rights or If We Fail to Protect Those We Have, Our Business Would be Materially Impaired

We May Not Obtain the Intellectual Property Rights We Require

The telecommunications and laser markets in which we sell our products experience frequent litigation regarding patent and other intellectual property rights. Numerous patents in these industries are held by others, including academic institutions and our competitors. In the past, Uniphase and JDS have acquired and in the future we may seek to acquire license rights to these or other patents or other intellectual property to the extent necessary for our business. Unless we are able to obtain such licenses on commercially reasonable terms, patents or other intellectual property held by others could inhibit our development of new products for our markets. While in the past licenses generally have been available to Uniphase and JDS where third-party technology was necessary or useful for the development or production their products, in the future licenses to third-party technology may not be available on commercially reasonable terms, if at all. Generally, a license, if granted, includes payments by us of up-front fees, ongoing royalties or a combination thereof. Such royalty or other terms could have a significant adverse impact on our operating results. We are a licensee of a number of third party technologies and intellectual property rights and are required to pay royalties to these third party licensors on certain of our telecommunications products and laser subsystems.

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

Our Currently Outstanding Preferred Stock and Our Ability to Issue Additional Preferred Stock Could Impair the Rights of Our Common Stockholders

Our Board of Directors has the authority to issue up to 799,999 shares of undesignated preferred stock and to determine the powers, preferences and rights and the qualifications, limitations or restrictions granted to or imposed upon any wholly unissued shares of undesignated preferred stock and to fix the number of shares constituting any series and the designation of such series, without the consent of our stockholders. The preferred stock could be issued with voting, liquidation, dividend and other rights superior to those of the holders of common stock. The issuance of preferred stock under certain circumstances could have the effect of delaying, deferring or preventing a change in control. Each outstanding share of our common stock includes one right. Each right entitles the registered holder, subject to the terms of the Rights Agreement, to purchase from us one unit, equal to one one-thousandth of a share of Series B Preferred Stock, at a purchase price of $600 per unit, subject to adjustment, for each share of common stock held by the holder. The rights are attached to all certificates representing outstanding shares of our common stock, and no separate rights certificates have been distributed. The purchase price is payable in cash or by certified or bank check or money order payable to our order. The description and terms of the rights are set forth in a Rights Agreement between us and American Stock Transfer & Trust Company, as Rights Agent, dated as of June 22, 1998, as amended from time to time.

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

PART II--OTHER INFORMATION

Item 1. Legal Proceedings

      Reference is made to Item 3. Legal Proceedings, in the Registrant's Annual Report on Form 10-K for the year ended June 30, 1999 and PartII, Item 1.

Item 2. Changes in Securities

On August 4, 1999, the Company completed an underwritten public offering of shares of common stock and a concurrent private offering of Exchangeable Shares of its wholly-owned subsidiary, JDS Uniphase Canada Ltd. The offerings related to 9.3 million shares of common stock at a price of US $82.625 per share of which 7.0 million shares were sold by the Company and 2.2 million shares were sold by certain stockholders of JDS Uniphase. The Exchangeable Share offering consisted of 0.5 million Exchangeable Shares sold by JDS Uniphase Canada Ltd. and 0.2 million Exchangeable Shares sold by certain stockholders of JDS Uniphase Canada Ltd. The net proceeds to the Company from both offerings, which will be used for general corporate purposes, aggregated approximately $600 million. On August 25, 1999, the Company received additional proceeds of approximately $110 million from the sale of an additional 1.4 million shares of common stock as a result of the underwriters exercising their over-allotment option in the public offering.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

On September 28, 1999, the company held a special stockholders meeting, at which the stockholders approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 200,000,000 shares to 300,000,000 shares. The stockholders approved the amendment by a vote of 135,034,310 shares for, 1,273,758 shares against and 112,812 shares abstaining.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits

10.1 Form of Executive Officers Employment Agreement.

27. Financial Data Schedule

b) Reports on Form 8-K

Report on Form 8-K as filed on July 12, 1999.

JDS Uniphase Corporation

SIGNATURES

Pursuant to the requirement of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JDS Uniphase Corporation

(Registrant)

Dated: November 3, 1999

By:	/s/ Anthony R. Muller

Anthony R. Muller
Senior Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: November 3, 1999

By:	/s/ Kevin N. Kalkhoven

Kevin N. Kalkhoven
Chairman and Chief Executive Officer
(Principal Executive Officer)