Form 10-Q
period 1999-12-31
JDS UNIPHASE CORP /CA/
filed 2000-02-10
CIK 912093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Number of shares of Common Stock outstanding as of the latest practicable date, January 31, 2000: 250,147,466. In addition, as of such date, there were outstanding 105,973,567 Exchangeable Shares of JDS Uniphase Canada Ltd. which are exchangeable at any time into Common Stock on a one-for- one basis, entitle their holders to dividend and other rights economically equivalent to those of the Common Stock, and through a voting trust, vote at meetings of stockholders of the Registrant.

JDS Uniphase Corporation
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited):

Condensed Consolidated Statements of Operations Three and Six months ended December 31, 1999 and 1998

Condensed Consolidated Balance Sheets December 31, 1999 and June 30, 1999

Condensed Consolidated Statements of Cash Flows Six months ended December 31, 1999 and 1998

Notes to Condensed Consolidated Financial Statements

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Operating Segment Information

Liquidity and Capital Resources

Current Status of Acquired In-process Research and Development Projects

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

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

JDS Uniphase Corporation
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In millions,)

                                           Three Months Ended   Six Months Ended
                                              December 31,        December 31,
                                          ------------------- -------------------
                                             1999      1998      1999      1998
                                          --------- --------- --------- ---------

Net sales................................   $281.7     $63.8    $511.8    $121.2
Cost of sales............................    139.2      33.5     264.5      62.4
                                          --------- --------- --------- ---------
  Gross profit...........................    142.5      30.3     247.3      58.8
                                          --------- --------- --------- ---------

Operating expenses:
  Research and development...............     21.6       5.8      38.9      11.4
  Selling, general and administrative....     33.8       8.4      61.6      15.5
  Amortization of purchased intangibles..    185.1       4.0     358.0       7.9
  Acquired in-process research and
    development..........................     19.7       --       19.7       --
  Other operating expenses...............       --       6.3       --        6.3
                                          --------- --------- --------- ---------
Total operating expenses.................    260.2      24.5     478.2      41.1
                                          --------- --------- --------- ---------
Income (loss) from operations............   (117.7)      5.8    (230.9)     17.7
Interest and other income, net...........     10.7       0.8      16.2       1.8
                                          --------- --------- --------- ---------
  Income (loss) before income taxes......   (107.0)      6.6    (214.7)     19.5
Income tax expense.......................     24.2       4.2      30.5       8.9
                                          --------- --------- --------- ---------
Net income (loss)........................  ($131.2)     $2.4   ($245.2)    $10.6
                                          ========= ========= ========= =========

Basic earnings (loss) per share..........   ($0.38)    $0.02    ($0.72)    $0.07
                                          ========= ========= ========= =========

Dilutive earnings (loss) per share.......   ($0.38)    $0.01    ($0.72)    $0.06
                                          ========= ========= ========= =========
Weighted average common shares
  Outstanding............................    345.3     158.1     342.1     157.3

Dilutive effect of stock options
  Outstanding............................        --     10.9         --     11.1
                                          --------- --------- --------- ---------
Weighted average common shares
  Outstanding, assuming dilution.........    345.3     169.0     342.1     168.4
                                          ========= ========= ========= =========

See accompanying notes.

JDS Uniphase Corporation
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

                                                      December 31,    June 30,
                                                          1999          1999
                                                      ------------  ------------
                                                      (unaudited)

                             Assets
Current assets:
   Cash and cash equivalents.........................       132.3          75.4
   Short-term investments............................       752.8         158.5
   Accounts receivable, less allowances for returns
     and doubtful accounts of $1.6 at December 31,
     $1.1 at June 30,................................       185.2         120.9
   Inventories.......................................       134.7          87.9
   Deferred income taxes.............................        12.5           7.9
   Other current assets..............................        10.8          13.0
                                                      ------------  ------------
      Total current assets...........................     1,228.3         463.6
Property, plant, and equipment, net..................       256.5         181.1
Intangible assets, including goodwill................     3,690.4       3,444.2
Long-term deferred income taxes and other assets.....        11.2           7.2
                                                      ------------  ------------
      Total assets...................................     5,186.4       4,096.1
                                                      ============  ============

                  Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable..................................        70.0          38.1
   Accrued payroll and related expenses..............        43.9          27.2
   Income taxes payable..............................        27.7          37.2
   Accrued expenses and other current liabilities....        80.7          46.3
                                                      ------------  ------------
      Total current liabilities......................       222.3         148.8

Deferred income taxes................................       289.4         318.2
Accrued pension and other non-current liabilities....        13.2           9.8

Commitments and contingencies

Stockholders' equity:
   Preferred stock...................................        --            --
   Common stock and additional paid-in capital.......     5,110.5       3,822.8
   Accumulated deficit...............................      (443.0)       (197.8)
   Accumulated other comprehensive loss..............        (6.0)         (5.7)
                                                      ------------  ------------
      Total stockholders' equity.....................     4,661.5       3,619.3
                                                      ------------  ------------
      Total liabilities and stockholders' equity.....     5,186.4       4,096.1
                                                      ============  ============

See accompanying notes.

JDS Uniphase Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

                                                             Six Months Ended
                                                                December 31,
                                                          ----------------------
                                                              1999        1998
                                                          ----------  ----------

Operating activities
  Net income (loss).....................................    ($245.2)      $10.6
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Acquired in-process research and development..........       19.7          --
    Depreciation and amortization expense...............      372.8        14.6
    Deferred income taxes...............................      (31.6)         --
    Write off of asset product line.....................          --        2.0
    Change in operating assets and liabilities:
       Accounts receivable..............................      (55.3)        2.0
       Inventories......................................      (38.9)       (5.6)
       Other current assets.............................        2.8          --
       Accounts payable, accrued liabilities and
         other accrued expenses.........................       76.7         6.0
                                                          ----------  ----------
Net cash provided by operating activities...............      101.0        29.6
                                                          ----------  ----------
Investing activities
  Purchase of short-term investments....................   (1,370.9)     (153.4)
  Proceeds from sale of short-term investments..........      769.8       123.7
  Acquisition of businesses.............................     (131.9)       (0.1)
  Purchase of property, plant and equipment.............      (76.4)      (19.0)
  Other investments.....................................       (3.2)         --
  Decrease (increase) in other assets...................        0.4        (0.4)
                                                          ----------  ----------
Net cash used in investing activities...................     (812.2)      (49.2)
                                                          ----------  ----------
Financing activities
  Proceeds from issuance of common stock and private
        placement of exchangeable shares................      713.5           --
  Proceeds from issuance of common stock under
        stock option and stock purchase plans...........       54.6         9.0
  Pre-merger dividends paid on BCP stock................          --       (0.6)
                                                          ----------  ----------
Net cash provided by financing activities...............      768.1         8.4
                                                          ----------  ----------
Increase (decrease) in cash and cash equivalents........       56.9       (11.2)
Cash and cash equivalents at beginning of period........       75.4        40.5
                                                          ----------  ----------
Cash and cash equivalents at end of period..............     $132.3       $29.3
                                                          ==========  ==========
SUPPLEMENTAL CASH FLOW INFORMATION
     Tax benefits from stock option and stock
        purchase plans..................................      $28.0        $8.2

See accompanying notes.

JDS Uniphase Corporation
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business Activities and Basis of Presentation

The financial information at December 31, 1999 and for the three and six month period ended December 31, 1999 and 1998 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such information does not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

The results for the three and six month periods ended December 31, 1999 may not be indicative of results for the year ending June 30, 2000 or any future period.

Fiscal Calendar Change

The Company will change its fiscal calendar effective July 1, 2000. Fiscal periods thereafter will end on the Saturday nearest the calendar month end. The change will not result in any differences in fiscal 2001 financial results as compared to the Company's current fiscal calendar.

Note 2. Comprehensive Income (loss)

The components of comprehensive income (loss), net of tax, are as follows (in millions):

                                        Three Months Ended   Six Months Ended
                                           December 31,         December 31,
                                          1999      1998       1999      1998
                                        --------- ---------  --------- ---------

Net income (loss)......................  ($131.2)     $2.4    ($245.2)    $10.6
Change in unrealized gain on
  available-for-sale investments.......     (2.2)      0.1       (1.9)      0.2
Change in foreign currency translation.     (6.2)        --       1.6       3.5
                                        --------- ---------  --------- ---------
Comprehensive income...................  ($139.6)     $2.5    ($245.5)    $14.3
                                        ========= =========  ========= =========

Note 3. Inventories

The components of inventory consist of the following (in millions):

                                                December 31,  June 30,
                                                    1999        1999
                                                ------------ ----------

Raw materials and purchased parts...........          $55.6      $41.6
Work in process.............................           62.4       35.9
Finished goods..............................           16.7       10.4
                                                ------------ ----------
                                                     $134.7      $87.9
                                                ============ ==========

Note 4. Earnings (loss) per Share

On July 8, 1999, the Company's Board of Directors approved a two-for-one stock split of the common stock and the Exchangeable shares effective for holders of record as of July 23, 1999. On September 28, 1999, the Board of Directors approved a second two-for-one stock split of the common stock and Exchangeable shares that became effective for holders of record as of December 22, 1999. All references to share and per-share data for all prior periods presented have been restated to reflect these stock dividends and stock splits.

As the Company incurred a loss for the three and six month periods ended December 31, 1999, the effect of dilutive securities totaling 29.1 million and 27.0 million equivalent shares, respectively, has been excluded from the computation as they are antidilutive.

Note 5. Stock Split

On January 3, 2000, the Board of Directors approved a two-for-one stock split of all common stock and Exchangeable shares for holders of record as of March 2, 2000. This split is subject to stockholder approval of an increase in authorized capital to 3 billion shares from 600 million shares at a special stockholders meeting scheduled for February 25, 2000.

Note 6. Income Tax Expense

The Company recorded a tax provision of $24.2 million in the second quarter of 2000 as compared to $4.2 million in the same period of the prior year. For the six months, the Company recorded a tax provision of $30.5 million as compared to $8.5 million for the same period of the prior year. The tax provision recorded in each quarter differs from the tax provision (benefit) that otherwise would be calculated by applying the federal statutory rate to income (loss) before income taxes primarily because of non-deductible acquisition- related charges.

Note 7. Operating Segments

During the first quarter of fiscal 2000, JDS Uniphase changed the structure of its internal organization following the merger that became effective on the close of business June 30, 1999.

The President and Chief Operating Officer has been identified as the Chief Operating Decision Maker as defined by SFAS 131. The President allocates resources to each segment based on their business prospects, competitive factors, net sales and operating profits before interest, taxes, and certain purchase accounting related costs.

JDS Uniphase designs, develops, manufactures and markets optical components and modules at various levels of integration. The Company views its business as having two principal operating segments: Components and Modules. The Components Group consists primarily of source lasers, pump lasers, external modulator products, packaged lasers for fiber-based data communications, couplers, filters, isolators, circulators, switches, attenuators, fiber Bragg gratings, and connector products used primarily in telecommunications applications. The Modules Group includes transmitters, amplifiers, transceivers, and test instruments used in telecommunications and cable TV. The Company's other operating segments, which are below the quantitative threshold defined by SFAS 131, are disclosed in the "all other" category and consist of gas laser based products for industrial, biotechnology and semiconductor equipment applications, certain corporate-level operating expenses and the Ultrapointe product line that was sold in 1999. All of the Company's products are sold directly to original equipment manufacturers and industrial distributors throughout the world.

Information on reportable segments is as follows (in millions):

                                         Three Months Ended   Six Months Ended
                                             December 31,         December 31,
                                         -------------------  -------------------
                                           1999      1999       1999      1999
                                         --------- ---------  --------- ---------

Components:
  Shipments..............................  $201.7     $36.9     $361.6     $71.3
  Intersegment sales.....................   (28.0)     (0.7)     (46.7)     (1.6)
                                         --------- ---------  --------- ---------
  Net sales to external customers........  $173.7     $36.2     $314.9     $69.7
  Operating income.......................   $66.9     $10.0     $121.8     $19.4

Modules:
  Shipments..............................   $94.0     $12.8     $170.3     $22.0
  Intersegment sales.....................      --        --         --        --
                                         --------- ---------  --------- ---------
  Net sales to external customers........   $94.0     $12.8     $170.3     $22.0
  Operating income.......................   $19.9      $3.7      $36.6      $5.5

  Net sales by reportable segment........  $267.7     $49.0     $485.2     $91.7
  All other net sales....................    14.0      14.8       26.6      29.5
                                         --------- ---------  --------- ---------
                                           $281.7     $63.8     $511.8    $121.2
                                         ========= =========  ========= =========

Operating income by reportable segments..   $86.8     $13.7     $158.4     $24.9
All other operating income (loss)........     0.3       2.4      (11.6)      7.0
Unallocated amounts:
  Acquisition related charges............  (204.8)    (10.3)    (377.7)    (14.2)
  Interest and other income, net.........    10.7       0.8       16.2       1.8
                                         --------- ---------  --------- ---------
Income (loss) before income taxes........ ($107.0)     $6.6    ($214.7)    $19.5
                                         ========= =========  ========= =========

Note 8. Acquisitions

Oprel Technologies Inc.

In December 1999, the Company acquired Oprel Technologies Inc.("OPREL"), a developer of optical amplifiers, test equipment and optoelectronic packaging, located in Nepean, Ontario. The transaction was accounted for as a purchase and accordingly, the accompanying financial statements include the results of operations of OPREL subsequent to the acquisition date. The Company paid $9.3 million in cash and issued a total of 95,458 exchangeable shares of its subsidiary, JDS Uniphase Canada Ltd., each of which is exchangeable for one share of common stock. The total purchase cost was $27.7 million. The purchase price allocation is preliminary and included net tangible assets of $1.4 million and intangible assets (including goodwill) of $26.3 million that are expected to be amortized over a five-year period.

SIFAM Limited

In December 1999, the Company acquired SIFAM Limited ("SIFAM"), a supplier of fused components for fiberoptic telecommunications networks which is based in the United Kingdom. SIFAM products, which include couplers, wavelength division multiplexers and gain flattening filters, are used for advanced applications in optical amplifiers and network monitoring. The transaction was accounted for as a purchase and accordingly, the accompanying financial statements include the results of operations of SIFAM subsequent to the acquisition date.

The preliminary allocation of the purchase price is as follows (in millions):

Purchase price allocation:
  Tangible net assets acquired.......................          $4.3
  Intangible assets acquired:
   Developed technology..............................          27.0
   Trade secrets and patents.........................           6.1
   Assembled workforce...............................           0.6
   Goodwill..........................................          56.6
  In-process research and development................           3.0
                                                         -----------
   Total purchase price allocation...................         $97.6
                                                         ===========

The purchase price allocation is preliminary and is dependant upon the Company's final analysis.

Tangible net assets acquired includes cash, accounts receivable, inventories and fixed assets. Liabilities assumed principally include accounts payable, accrued compensation and accrued expenses. Goodwill and intangible assets acquired are each being amortized on a straight-line basis over estimated useful lives ranging from three to five years.

A portion of the purchase price has been allocated to developed technology and acquired in-process research and development ("IPRD"). Developed technology and IPRD were identified and valued through extensive interviews, analysis of data provided by SIFAM concerning developmental products, their stage of development, the time and resources needed to complete them, if applicable, their expected income generating ability, target markets and associated risks. The Income Approach, which includes an analysis of the markets, cash flows, and risks associated with achieving such cash flows, was the primary technique utilized in valuing the developed technology and IPRD.

Where development projects had reached technological feasibility, they were classified as developed technology and the value assigned to developed technology was capitalized. Where the development projects had not reached technological feasibility and had no future alternative uses, they were classified as IPRD and charged to expense upon closing of the transaction. The Company estimates that a total investment of $0.3 million in research and development over the next 15 months will be required to complete the IPRD. The nature of the efforts required to develop the purchased IPRD into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements.

In valuing the IPRD, the Company considered, among other factors, the importance of each project to the overall development plan projected incremental cash flows from the projects when completed and any associated risks. The projected incremental cash flows were discounted back to their present value using discount rates ranging from 14% to 22%. Discount rates were determined after consideration of the Company's weighted average cost of capital and the weighted average return on assets. Associated risks include the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility, anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets.

The acquired existing technology, which is comprised of products that are already technologically feasible, includes products in the following areas: fused couplers and attenuators, pump/signal wavelength division multiplexers, polished products (polarizers, variable ratio couplers), and gain flattening filters. The Company expects to amortize the acquired existing technology of approximately $27.0 million on a straight-line basis over an average estimated remaining useful life of 5 years.

The acquired core technology represents SIFAM trade secrets and patents developed through years of experience designing and manufacturing fused components for fiber optic telecommunication networks. This knowledge can be leveraged by SIFAM to develop new and improved products and manufacturing processes. The Company expects to amortize the acquired core technology of approximately $6.1 million on a straight-line basis over an average estimated remaining useful life of 5 years.

The acquired assembled workforce is comprised of approximately 50 skilled employees across SIFAM's Sales and Marketing, Management, Supervision, Quality & Training, General & Administrative, and Engineering groups. The Company expects to amortize the value assigned to the assembled workforce of approximately $0.6 million on a straight-line basis over an estimated remaining useful life of 3 years.

Goodwill, which represents the excess of the purchase price of an investment in an acquired business over the fair value of the underlying net identifiable assets, is amortized on a straight-line basis over its estimated remaining useful life of 5 years.

EPITAXX, INC.

In November 1999, the Company acquired EPITAXX, Inc.("EPITAXX"), a supplier of optical detectors and receivers for fiberoptic telecommunications and cable televisions networks. The transaction was accounted for as a purchase and accordingly, the accompanying financial statements include the results of operations of EPITAXX subsequent to the acquisition date. The Company issued cash in the amount of $9.3 million and a total of approximately 4.5 million shares of common stock in exchange for all of the outstanding shares of EPITAXX common stock. Outstanding options to acquire shares of EPITAXX common stock were converted into options to purchase shares of the Company's common stock at the same exchange ratio.

The total purchase cost of EPITAXX is as follows (in millions):

  Value of securities issued.........................        $435.0
  Assumption of options..............................          61.9
                                                         -----------
    Total Equity Consideration.......................         496.9
  Cash paid to seller................................           9.3
  Direct transaction costs and expenses..............           1.0
                                                         -----------
  Total purchase cost................................        $507.2
                                                         ===========

The preliminary allocation of the purchase price is as follows (in millions):

Purchase price allocation:
  Tangible net assets acquired.......................         $14.2
  Intangible assets acquired:
   Developed technology..............................          63.4
   Trademark and tradename...........................           5.4
   Assembled workforce...............................           2.9
   Goodwill..........................................         403.4
  In-process research and development................          16.7
  Deferred tax asset, net............................           1.2
                                                         -----------
   Total purchase price allocation...................        $507.2
                                                         ===========

The purchase price allocation is preliminary and is dependent upon the Company's final analysis.

Tangible net assets acquired includes cash, accounts receivable, inventories and fixed assets. Liabilities assumed principally include accounts payable, accrued compensation accrued expenses, and Industrial Revenue Bonds. Goodwill and intangible assets acquired are each being amortized on a straight- line basis over estimated useful lives ranging from four to seven years.

A portion of the purchase price has been allocated to developed technology and acquired in-process research and development ("IPRD"). Developed technology and IPRD were identified and valued through extensive interviews, analysis of data provided by EPITAXX concerning developmental products, their stage of development, the time and resources needed to complete them, if applicable, their expected income generating ability, target markets and associated risks. The Income Approach, which includes an analysis of the markets, cash flows, and risks associated with achieving such cash flows, was the primary technique utilized in valuing the developed technology and IPRD.

Where development projects had reached technological feasibility, they were classified as developed technology and the value assigned to developed technology was capitalized. Where the development projects had not reached technological feasibility and had no future alternative uses, they were classified as IPRD and charged to expense upon closing of the merger. The Company estimates that a total investment of $0.8 million in research and development over the next 13 months will be required to complete the IPRD. The nature of the efforts required to develop the purchased IPRD into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements.

In valuing the IPRD, the Company considered, among other factors, the importance of each project to the overall development plan projected incremental cash flows from the projects when completed and any associated risks. The projected incremental cash flows were discounted back to their present value using discount rates ranging from 12% to 18%. Discount rates were determined after consideration of the Company's weighted average cost of capital and the weighted average return on assets. Associated risks include the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility, anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets.

The acquired existing technology, which is comprised of products that are already technologically feasible, includes products in the following areas: high speed receivers for the telecommunications market, optical network monitoring, and optical detectors/receivers for access/datacom applications and cable television fiber optic networks. The Company expects to amortize the acquired existing technology of approximately $63.4 million on a straight-line basis over an average estimated remaining useful life of 7 years.

The trademarks and trade names include the EPITAXX trademark and trade name. The Company expects to amortize the trademark and trade names of approximately $5.4 million on a straight-line basis over an estimated remaining useful life of 7 years.

The acquired assembled workforce is comprised of approximately 400 skilled employees across EPITAXX's Executive, Research and Development, Manufacturing, Quality Assurance, Sales and Marketing, and General and Administrative groups. The Company expects to amortize the value assigned to the assembled workforce of approximately $2.9 million on a straight-line basis over an estimated remaining useful life of 4 years.

Goodwill, which represents the excess of the purchase price of an investment in an acquired business over the fair value of the underlying net identifiable assets, is amortized on a straight-line basis over its estimated remaining useful life of 7 years.

Ramar Corporation

In October 1999, the Company acquired Ramar Corporation ("Ramar") of Northborough, Massachusetts for $1.0 million in cash and convertible debt as described below, in a transaction accounted for as a purchase and accordingly, the accompanying financial statements include the results of operations of Ramar subsequent to the acquisition date. Ramar designs, develops and manufactures lithium-niobate products for telecommunications applications. The convertible debt is composed of $3.5 million in demand obligations and two performance-based instruments totaling $1.0 million that become due upon achieving certain milestones over the ensuing 12 to 24 months. The convertible debt bears interest at 5.54% per annum and the principal can be exchanged for newly issued shares of common stock at a price of $55.922 per share. The total purchase cost was $6.1 million. The purchase price allocation is preliminary and included net tangible assets of $0.2 million and intangible assets (including goodwill) of $4.3 million (net of deferred tax) that are expected to be amortized over a five year period. Convertible debt of $3.5 million is included in other current liabilities.

Acquisition of AFC Technologies, Inc.

In August 1999, the Company acquired AFC Technologies, Inc. ("AFC") of Ottawa, Canada for $22.0 million in cash and common stock of $17.5 million in a transaction accounted for as a purchase and accordingly, the accompanying financial statements include the results of operations of AFC subsequent to the acquisition date. AFC designs, develops and manufactures fiber amplifiers for telecommunications applications. The purchase price allocation included net tangible assets of $1.3 million and intangible assets (including goodwill) of $38.2 million that are expected to be amortized over a five-year period.

Note 10. Subsequent Events

On February 4, 2000, the Company completed its acquisition of Optical Coating Laboratory, Inc. ("OCLI"), in a transaction accounted for as a purchase, and OCLI now operates as a wholly-owned subsidiary of JDS Uniphase. As consideration for the transaction, each outstanding share of OCLI common stock was exchanged for 1.856 shares of JDS Uniphase common stock and outstanding options to acquire OCLI common stock were converted into options to purchase the Company's common stock at the same exchange ratio. The transaction is valued at approximately $2.8 billion. The Company will record a charge for in-process research and development in the quarter ended March 31, 2000 estimated at $84.1 million.

On January 17, 2000 the Company announced the signing of a definitive merger agreement with E-TEK Dynamics, Inc. ("E-TEK") for approximately $15.5 billion in stock. The merger agreement provides for the exchange of 1.1 shares of JDS Uniphase common stock for each common share of E-TEK, subject to adjustment. E-TEK is a manufacturer of passive components and modules for fiberoptic systems. Following completion of the merger, E-TEK will operate as a wholly owned subsidiary of the Company. Completion of the transaction is subject to customary closing conditions, including E-TEK stockholder and regulatory approvals. This transaction will be accounted for as a purchase with goodwill of approximately $14.6 billion which is expected to be amortized over its estimated useful life of five years.

Concurrent with the signing of the merger agreement, the Company and E-TEK signed a mutual supply agreement under which E-TEK is to supply certain products to JDS Uniphase prior to completion of the merger.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Sales. For the quarter, net sales of $281.7 million represented an increase of $217.9 million or 342% compared to the same period of the prior year. For the six months, net sales were $511.8 million, an increase of $390.6 million or 322% compared to the same period of the prior year. The increase in net sales reflected growth in each of our major operating segments and the inclusion of JDS FITEL ("JDS") sales. We merged with JDS in a transaction accounted for as a purchase which became effective at the close of business on June 30, 1999. Separate discussions with respect to net sales and operating profits for each of our reportable operating segments can be found under the heading operating segment information.

Net sales for the three and six-month periods ended December 31, 1999 are not considered indicative of the results to be expected for any future period. In addition, there can be no assurance that the market for our products will grow in future periods at its historical percentage rate or that certain market segments will not decline. Further, there can be no assurance that we will be able to increase or maintain our market share in the future or to achieve historical growth rates.

Gross Profit. For the quarter, gross profit of $142.5 million represented an increase of $112.2 million or 371% compared to the same period of the prior year. For the six months, gross profit was $247.3 million, an increase of $188.5 million or 321% compared to the same period of the prior year. Strong demand for all our optical components and modules products combined with the JDS merger contributed to the increases in gross profit. As a percent of net sales, gross profit declined to 48% in the first six months of 2000 from 49% during the same period in 1999. The decline reflects the impact of an $11.6 million purchase accounting adjustment which increased JDS, EPITAXX and SIFAM inventories. These adjustments flowed through to cost of sales during the first six months.

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

Research and Development Expense. For the quarter, research and development (R&D) expense of $21.6 million or 8% of net sales represented an increase of $15.8 million or 274% compared to the same period of the prior year. R&D expense for the six months was $38.9 million, an increase of $27.4 million or 240% compared to the same period of the prior year. The increase in R&D expenses is primarily due to the continued development and enhancement of our fiber optic product lines and the inclusion of JDS. As a percent of net sales, R&D expense declined to 8% in the first six months from 9% during the same period in 1999. Due to the rapidly growing business, it is difficult to scale R&D programs at the same ratio as our sales growth.

We are committed to the continuation of making significant R&D expenditures and expect that the absolute dollar amount of R&D expenses will increase as we invest in developing new products and in expanding and enhancing our existing product lines, although R&D expenses may vary as a percentage of net sales in future periods. In addition, there can be no assurance that expenditures for R&D will be successful or that improved processes or commercial products will result from these projects.

Selling, General and Administrative Expense. For the quarter, selling, general and administrative (SG&A) expense of $33.8 million or 12% of net sales represented an increase of $25.4 million or 302% as compared to the same period of the prior year. For the six months, SG&A expense was $61.6 million, an increase of $46.2 million or 298% compared to the same period of the prior year. The increase is primarily due to higher SG&A costs to support telecommunications products, and the inclusion of JDS. As a percentage of net sales, SG&A remained between 12% and 13% during the first six months of both 2000 and 1999, respectively.

We expect the amount of SG&A expenses to increase in the future, although such expenses may vary as a percentage of net sales in future periods. We expect to continue incurring charges to operations, which to date have been within management's expectations, associated with integrating Uniphase and JDS operations. We may also incur costs associated with the integration of other acquired operations.

Amortization of Purchased Intangibles. For the quarter, amortization of purchased intangibles ("API") expense of $185.1 million or 66% of net sales represented an increase of $181.1 million or 4,508% as compared to the same period of the prior year. For the six months, API expense of $358.0 million, an increase of $350.1 million or 4,431% compared to the same period of the prior year. The increase in API expense was primarily due to the intangible assets recorded in connection with our merger in June 1999 with JDS in a transaction accounted for as a purchase.

Our API expense will continue to generate net losses for the foreseeable future. Goodwill and other intangibles arising from the JDS merger totaled $3.4 billion, including the related deferred tax effect. In addition, we have recorded goodwill in connection with acquisitions of other business and will record significant amounts of additional goodwill in connection with the acquisition of OCLI and the pending E-TEK merger. API expense could change because of other acquisitions or impairment of existing identified intangible assets and goodwill in future periods.

Acquired In-process Research and Development. The Company recorded $19.7 million or 4% of net sales of acquired in-process research and development resulting from the acquisition of EPITAXX ($16.7 million) and SIFAM ($3.0 million). See Note 9 of Notes to Consolidated Financial Statements. These amounts were expensed on the acquisition dates because the acquired technology had not yet reached technological feasibility and had no future alternative uses. There can be no assurance that acquisitions of businesses, products or technologies by us in the future will not result in substantial charges for acquired in-process research and development that may cause fluctuations in our quarterly or annual operating results.

A description of the acquired in-process technologies, stage of development, estimated completion costs, and time to complete at the date of the EPITAXX and SIFAM acquisitions, as well as the current status of acquired in-process research and development projects for each acquisition can be found at the end of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Interest and Other Income. For the quarter, net interest and other income of $10.7 million or 3.8% of net sales represented an increase of $9.9 million or 1,172% as compared to the same period of the prior year. For the six months, net interest and other income was $16.2 million, an increase of $14.4 million or 820% compared to the same period of the prior year. The increase in interest and other income was the result of higher investment balances obtained through cash generated from operating activities, our merger with JDS and the completion of a public offering of our common stock and a private placement of Exchangeable shares in August 1999 that generated $713.9 million in cash, net of transaction costs.

Income Tax Expense. We recorded a tax provision of $24.2 million in the second quarter of 2000 as compared to $4.2 million in the same period of the prior year. For the six months, we recorded a tax provision of $30.5 million as compared to $8.5 million for the same period of the prior year. The tax provision recorded in each quarter differs from the tax provision (benefit) that otherwise would be calculated by applying the federal statutory rate to income (loss) before income taxes primarily due to non-deductible acquisition-related charges.

Operating Segment Information

Components. For the quarter and six months, net sales of components increased 379% and 352%, respectively, compared to the same period of the prior year primarily because of the inclusion of JDS and increased demand for active products used in optical communications applications. Operating income increased 569% because of these same factors. Sales of components also increased because of significantly higher use of our components in the modules we build and contributions to net sales by SIFAM and EPITAXX during the second quarter.

Modules. For the quarter and six months, net sales increased 636% and 673%, respectively, compared to the same period of the prior year primarily because of the inclusion of JDS and increased demand for transmitters, amplifiers and transceivers for CATV and telecommunications. Operating income improved 441% because of these same factors.

Liquidity and Capital Resources

Our combined balance of cash, cash equivalents and short-term investments was $885.1 million. During the period, we met our liquidity needs through cash generated from operating activities. Net cash provided by operating activities was $101.0 million, compared with $29.6 million for the same period of the prior year.

Cash provided by operating activities was primarily generated from net income before non-cash charges of $115.7 million. Higher levels of operating activity resulted in increases in accounts receivable, inventories and other liabilities using $17.5 million (net) of cash. Cash flow from operating activities also benefited from a decrease in other current assets of $2.8 million.

During the first six months of 2000, cash used in investing activities was $812.2 million compared with $49.2 million during the same period of the prior year. The majority of this higher activity level was a result of increased short term investments (net increase $601.1 million) following completion of a public sale of our stock during the period. Acquisitions of EPITAXX, SIFAM, OPREL, AFC Technologies and Ramar used $131.9 million in cash. In addition, we incurred capital expenditures of $76.4 million for facility expansions and equipment purchases to increase our manufacturing capacity worldwide. We expect to continue to expand our worldwide manufacturing capacity, primarily for telecommunications products, by making approximately $110 million in additional capital expenditures during the remainder of the year.

Cash of $768.1 million was generated from financing activities as compared to $8.4 million in the same period of the prior year. The additional cash was primarily attributable to our sale of common stock in a public offering of common stock in August 1999. The exercise of stock options and the sale of stock through our employee stock purchase plan generated $54.6 million in cash.

We have an unsecured $10 million revolving line of credit. Advances under the line of credit bear interest at the bank's prime rate (8.5% at December 31, 1999). There were no borrowings as of December 31, 1999. Under the terms of the credit agreement, we are required to maintain certain minimum working capital, net worth, profitability levels and other financial conditions. The agreement also prohibits the payment of cash dividends and contains certain restrictions on our ability to borrow money or purchase assets or interests in other entities without the prior written consent of the bank. The line of credit expires in May 2000.

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

SIFAM

PricewaterhouseCoopers LLP ("PwC") performed an allocation of the total purchase price of SIFAM to its individual assets. Of the total purchase price, $3.0 million has been allocated to in-process research and development and was charged to expense in the quarter ended December 31, 1999. The remaining purchase price has been allocated specifically to identifiable assets acquired.

After allocating value to the in-process research and development projects and SIFAM's tangible assets, specific intangible assets were then identified and valued. The identifiable assets include existing technology, proprietary know- how or core technology, and assembled workforce.

The in-process research and development is comprised of three main categories: (1) miniature couplers; (2) combined components; and (3) micro-optic devices. The following is a brief description of each acquired in-process research and development project as of the date of the acquisition:

Miniature Couplers. SIFAM's current engineering efforts are focused on reducing the coupler dimensions and building prototypes based on completed feasibility studies. SIFAM expects the development cycle to continue for approximately 3 months with completion scheduled by the end of the first quarter in calendar year 2000. Development costs incurred on those products to date are approximately $0.04 million with estimated cost to complete of approximately $0.01 million, which SIFAM expects to incur ratably for the remainder of the development cycle. SIFAM believes the associated risks of developing these products to commercial viability include potential difficulties meeting customer and market performance specifications and competition from products using competing technologies that offer comparable functionality.

Combined Components. Current development efforts relate to integration of various components into a single package. This will provide customers with a single module that has multiple functionality previously offered only in separate components. Integrated components also improve overall system performance and reliability. SIFAM expects the development cycle to continue for approximately 6 months with completion expected in the second quarter of calendar year 2000. SIFAM believes the associated risks of developing these products to commercial viability include potential difficulties meeting customer and market performance specifications and competition from products using competing technologies that offer comparable functionality.

Micro-optic Devices. Engineering effort in this area encompasses development of other passive components used in optical telecommunications networks. SIFAM expects the development cycle to continue for approximately 15 months with completion expected in the second quarter of calendar year 2001. Development costs incurred on those products to date are approximately $0.06 million with estimated cost to complete of approximately $0.14 million, which SIFAM expects to incur ratably for the remainder of the development cycle. SIFAM believes the associated risks of developing these products to commercial viability include potential difficulties meeting customer and market performance specifications and competition from products using competing technologies that offer comparable functionality.

Value Assigned To In-Process Research And Development

The value assigned to in-process research and development was determined by considering the importance of each project to the overall development plan, estimating costs to develop the purchased in-process research and development into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. The revenue estimates used to value the purchased in-process research and development were based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by SIFAM and its competitors.

The rates utilized to discount the net cash flows to their present value are based on SIFAM's weighted average cost of capital. Given the nature of the risks associated with the difficulties and uncertainties in completing each project and thereby achieving technological feasibility, anticipated market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets, the weighted average cost of capital was adjusted. Based on these factors, discount rates of 14% and 22% were deemed appropriate for the existing and in-process technology, respectively.

The estimates used in valuing in-process research and development were based upon assumptions PwC believes to be reasonable but which are inherently uncertain and unpredictable. PwC's assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Accordingly, actual results may vary from the projected results. Any such variance may result in a material adverse effect on SIFAM's financial condition and results of operations.

With respect to the acquired in-process technologies, the calculations of value were adjusted to reflect the value creation efforts of SIFAM prior to the acquisition. The range of estimated completion percentages and technology lives are 25% to 75% and 5 years, respectively.

A portion of the purchase price has been allocated to developed technology and acquired in-process research and development. Developed technology and in- process research and development were identified and valued through extensive interviews, analysis of data provided by SIFAM concerning developmental products, their stage of development, the time and resources needed to complete them, if applicable, their expected income generating ability, target markets and associated risks. The Income Approach, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the developed technology and in-process research and development.

Where developmental projects had reached technological feasibility, they were classified as developed technology, and the value assigned to developed technology was capitalized. Where the developmental projects had not reached technological feasibility and had no future alternative uses, they were classified as in-process research and development and charged to expense upon closing of the acquisition. SIFAM estimates that a total investment of approximately $0.26 million in research and development over the next 15 months will be required to complete the in-process research and development. The nature of the efforts required to develop the purchased in-process research and development into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements.

EPITAXX, Inc.

PricewaterhouseCoopers LLP ("PwC") performed an allocation of the total purchase price of EPITAXX to its individual assets. Of the total purchase price, $16.7 million has been allocated to in-process research and development and was charged to expense in the quarter ended December 31, 1999. The remaining purchase price has been allocated to specifically identifiable assets acquired.

After allocating value to the in-process research and development projects and EPITAXX's tangible assets, specific intangible assets were then identified and valued. The identifiable assets include existing technology, trademarks and tradenames, and assembled workforce.

The in-process research and development relates to optical detectors and receivers for long-haul terrestrial, submarine, and metro dense wavelength division multiplexing ("DWDM") applications. The in-process research and development is comprised of two main categories as mentioned above: (1) high speed receivers, and (2) an optical spectrum analyzer product.

The following is a description of each acquired in-process research and development project as of the date of the merger:

High Speed Receivers. Recently, the number of channels offered in DWDM systems has grown from 4 to 160. This trend has simultaneously multiplied the number of receivers used in the network, since receivers are used for each channel at both sides of the fiber optic link as wavelength translation is required. As channel and bit rates grow, increasing numbers of higher performance receivers will be required. EPITAXX's current engineering efforts are focused on developing both a K package and a coplanar package, as well as development of highly integrated optical receiver products. The output of the K package is easily accessible via a coax cable, while the output of the coplanar device is via leads on the package which can be soldered directly onto a receiver board, which simplifies large volume manufacturing. Integration of electronic functions in both multi-chip modules and at the circuit board subsystem level will allow EPITAXX to offer a complete optical receiver solution to DWDM system level end users who may not posses microwave and digital design resources. EPITAXX expects the development cycle to continue for approximately 6 and 12 months, with expected completion dates from the second through fourth quarters of calendar year 2000. Development costs incurred on those products to date are approximately $0.4 million with estimated cost to complete of approximately $0.5 million which EPITAXX expects to incur ratably for the remainder of the development cycle. EPITAXX believes the associated risks of developing these products to commercial viability include potential difficulties meeting customer and market performance specifications and competition from products using competing technologies that offer comparable functionality.

Optical Spectrum Analyzer. This product has the ability to monitor all wavelengths being used in a network and is an addition to the existing product line related to network monitoring. Current development efforts relate to the creation of a photodiode array, read-out integrated circuit, and optics integration. EPITAXX expects the development cycle to continue for approximately 13 months with completion expected in the fourth quarter of calendar year 2000. Development costs incurred to date are approximately $0.15 million with estimated cost to complete of approximately $0.3 million which EPITAXX expects to incur ratably for the remainder of the development cycle. EPITAXX believes the associated risks of developing these products to commercial viability include potential difficulties meeting customer and market performance specifications and competition from products using competing technologies that offer comparable functionality.

Value Assigned To In-Process Research And Development

The value assigned to in-process research and development was determined by considering the importance of each project to the overall development plan, estimating costs to develop the purchased in-process research and development into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. The revenue estimates used to value the purchased in-process research and development were based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by EPITAXX and its competitors.

The rates utilized to discount the net cash flows to their present value are based on EPITAXX weighted average cost of capital. Given the nature of the risks associated with the difficulties and uncertainties in completing each project and thereby achieving technological feasibility, anticipated market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets, the weighted average cost of capital was adjusted. Based on these factors, discount rates of 12 and 18% were deemed appropriate for the existing and in-process technology, respectively.

The estimates used in valuing in-process research and development were based upon assumptions PwC believes to be reasonable but which are inherently uncertain and unpredictable. PwC's assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Accordingly, actual results may vary from the projected results. Any such variance may result in a material adverse effect on EPITAXX's financial condition and results of operations.

With respect to the acquired in-process technologies, the calculations of value were adjusted to reflect the value creation efforts of EPITAXX prior to the merger. The range of estimated completion percentages and technology lives are 32% to 38% and 7 years, respectively.

The value assigned to each acquired in-process research and development is as follows (in millions):

  High Speed Receivers................................         $8.9
  Optical Network Monitoring..........................          7.8
                                                         -----------
  Total acquired in-process research and development..        $16.7
                                                         ===========

A portion of the purchase price has been allocated to developed technology and acquired in-process research and development. Developed technology and in- process research and development were identified and valued through extensive interviews, analysis of data provided by EPITAXX concerning developmental products, their stage of development, the time and resources needed to complete them, if applicable, their expected income generating ability, target markets and associated risks. The Income Approach, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the developed technology and in-process research and development.

Where developmental projects had reached technological feasibility, they were classified as developed technology, and the value assigned to developed technology was capitalized. Where the developmental projects had not reached technological feasibility and had no future alternative uses, they were classified as in-process research and development and charged to expense upon closing of the merger. EPITAXX estimates that a total investment of approximately $0.8 million in research and development over the next 13 months will be required to complete the in-process research and development. The nature of the efforts required to develop the purchased in-process research and development into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements.

JDS

The products under development at the time of our merger included: (i) Thermo Optic Waveguide Attenuators, (ii) Solid State Switch, (iii) 50 GHz WDM, and (iv) Erbium Doped Fiber Amplifiers ("EDFA"). Attenuator development is expected to continue for approximately 12 months at a cost of approximately $0.9 million ratably until its completion. Solid State Switch development will continue for approximately six months at a cost of $1.4 million incurred ratably over the period. WDM and EDFA developments are substantially complete at a cost consistent with our expectations.

Uniphase Netherlands

The product introductions for the WDM lasers - CW and direct modulation and DFB/EA and modulator are either on schedule or are approximately 6 months behind schedule. The WDM laser - direct modulation is expected to have a lower revenue growth rate than originally anticipated. The development of the semiconductor optical amplifier technology has been delayed because of market demand for other products. The development of the telecom technology is on schedule but the revenue growth rate in initial periods is expected to be lower than originally anticipated. Development of the CATV technologies is approximately 6 months behind schedule and is expected to take a higher level of development effort to achieve technological feasibility. We have incurred post-acquisition research and development expenses of approximately $6.8 million in developing the acquired in-process technology and estimate the cost to complete this technology, in combination with our other continuing research and development expenses, will not be in excess of our historic expenditures for research and development as a percentage of our net sales. The differences between the actual outcome noted above and the assumptions used in the original valuation of the technology are not expected to significantly impact our results of operations and financial position.

Uniphase Fiber Components

The initial products developed for submarine and unpackaged technology projects were completed approximately on schedule and post-acquisition research and development expenses approximately equaled the estimated cost to complete at the acquisition date. The Company is experiencing higher levels of demand for the submarine products than anticipated in the original estimates. The temperature compensation project is behind schedule because of unforeseen technical difficulties in maintaining specifications at the harshest environmental test points, although we are satisfied with the developments achieved to date. The dispersion compensation project is significantly behind schedule and the market does not appear to be developing as anticipated. The Add-Drop projects were discontinued concurrent with the merger with JDS. We have incurred post-acquisition research and development expenses of approximately $3.2 million in developing the acquired in-process technology and estimate the cost to complete this technology, in combination with our other continuing research and development expenses, will not be in excess of our historic expenditures for research and development as a percentage of our net sales. The differences between the actual outcome noted above and the assumptions used in the original valuation of the technology are not expected to significantly affect our results of operations and financial position.

Uniphase Laser Enterprise

The submount and RWG series products were released on schedule and post- acquisition research and development expenses approximately equaled the estimated cost to complete at the acquisition date. Actual revenue for these products has significantly exceeded the estimates used in the valuation of the technology. We did not pursue development of the distributed feedback laser because of resources being redirected to expand the submount and RWG series development program in response to strong market demand. The high power project is somewhat delayed because of shifting R&D resources to submount/RWG because of RWG demand. We have incurred post-acquisition research and development expenses of approximately $7.2 million in developing the acquired in-process technology and estimate the cost to complete this technology, in combination with our other continuing research and development expenses, will not be in excess of our historic expenditures for research and development as a percentage of our net sales. The differences between the actual outcome noted above and the assumptions used in the original valuation of the technology are not expected to significantly impact our results of operations and financial position

Item 3. Quantitative and Qualitative Disclosure About Market Risks

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

Our international business is subject to risks typical of an international business including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely affected by changes in these or other factors.

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

At December 31, 1999, hedge positions totaled U.S. dollar $35.5 million equivalent. All hedge positions are carried at fair value and all hedge positions had maturity dates within three months.

Interest Rates

We invest our cash in a variety of financial instruments, including floating rate bonds, municipal bonds, auction instruments and money market instruments. These investments are denominated in U.S. dollars and Canadian dollars. Cash balances in foreign currencies overseas are operating balances and are only invested in short term deposits in local banks.

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely affected by a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part of these factors, the Company's future investment income may fall short of expectations because of changes in interest rates or the Company may suffer loses in principal if forced to sell securities which have seen a decline in market value prior to their maturities because of changes in interest rates.

Our investments are made in accordance with an investment policy approved by the Board of Directors. No investment securities have maturities exceeding three years, and the average duration of the portfolio does not exceed eighteen months.

Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q which are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. A forward-looking statement may contain words such as "plans," "hopes," "believes," "estimates," "will continue to be," "will be," "continue to," "expect to," "anticipate that," " to be" or "can impact." These forward-looking statements include statements relating to our expectations as to (i) the timing of our proposed acquisition of E-TEK, (ii) the cost to complete our acquired in-process research and development projects, the expected amortization of such costs and the development cycles and timing of completion of such projects, (iii) the amount (both in absolute dollars and as a percentage of net sales) of our expenditures for research and development, selling, general and administrative and capital acquisitions and improvements, (iv) the sufficiency of existing cash balances and investments, together with cash flow from operations and available lines of credit to meet our liquidity and capital spending requirements at least through the end of the calendar year 2000, (v) the development costs, anticipated completion, introduction and projected revenues from new and developing products and technologies including the Thermo Optic Waveguide Attenuator, Solid State Switch, WDM EDFA, WDM laser direct modulation, the Submount and RWG series products and CATV technologies, and (vi) costs associated with prior, pending and future acquisitions and plans relating thereto. Management cautions that forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in such forward-looking statements. These risks and uncertainties include the risk that (i) the proposed E-TEK acquisition will not be completed, (ii) R&D expenditures will be materially greater or less than those expected, (iii) funds will be insufficient to meet our liquidity and capital resources requirements through the end of the calendar year 2000, (iv) development costs, anticipated completion, introduction and projected revenues from new and developing products and technologies may be materially different than anticipated and (v) future acquisitions may not be completed as expected, or at all. Further, our future business, financial condition and results of operations are subject to risks and uncertainties including the risks set forth below.

Risk Factors

JDS Uniphase Corporation is the result of a merger between Uniphase Corporation and JDS pursuant to which they combined their operations on June 30, 1999. Historic information described in these Risk Factors pertains only to either Uniphase Corporation or JDS. In such instances, historic information that is specific to Uniphase Corporation or JDS is specifically described as "Uniphase" or "JDS" information, respectively. References to "we" and "us" refer to the combined entity resulting from the merger of Uniphase and JDS.

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

Difficulties in Integrating Uniphase and JDS Could Adversely Affect Our Business

We are the result of the combination on June 30, 1999 of Uniphase Corporation and JDS. We are currently continuing our integration programs. However, if JDS Uniphase fails to successfully integrate the businesses of JDS and Uniphase, the combined business will suffer. Uniphase and JDS have complementary business operations located principally in the United States, Canada and Europe. Our success depends in large part on the successful integration of these geographically diverse operations and the technologies and personnel of the two companies. As part of this integration, we need to combine and improve our computer systems to centralize and better automate processing of its financial, sales and manufacturing data. Our management came from the prior management teams of both companies and many members of management did not previously work with other members of management. The integration of the two businesses may result in unanticipated operations problems, expenses and liabilities and the diversion of management attention. The integration may not be successful, and, if so, our operating results would suffer as a result.

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

Difficulties in Integrating Other Acquisitions Could Adversely Affect Our Business

We have grown in large part through strategic acquisitions. Critical to the success of such growth is the ordered, efficient integration of acquired businesses into our organization. In March 1997, Uniphase acquired Uniphase Laser Enterprise, which produces JDS Uniphase's 980-nanometer pump laser products. In June 1998, Uniphase acquired Uniphase Netherlands. In the case of both acquisitions, Uniphase acquired businesses that had previously been engaged primarily in research and development and that needed to make the transition from a research activity to a commercial business with sales and profit levels that are consistent with our overall financial goals. This transition has not yet been completed at Uniphase Netherlands, which continues to operate at higher expense levels and lower gross margins than those required to meet our profitability goals. In November 1998, Uniphase acquired Uniphase Broadband, which manufactures test instruments, transmitter cards and transceivers for telecommunications applications. In August 1999, we acquired AFC Technologies, which products amplifiers for telecommunications applications. Also, in November 1999, we acquired EPITAXX, which supplies optical detectors and receivers for fiber optic telecommunications and cable television networks. In December 1999, we acquired SIFAM, a leading supplier of fused components for fiber optic telecommunications networks which is based in the United Kingdom, and OPREL, a developer of optical amplifiers, test equipment and optoelectronic packaging. Also, in February 2000, we acquired OCLI, a leader manufacturer of optical thin film coatings and components used to control and enhance light propagation to achieve specific effects such as reflection, refraction, absorption and wavelength separation. Finally, in January 2000, we signed a definitive agreement to acquire E-TEK, a leader in the design and manufacturing of high quality passive components and modules for fiberoptic systems. Each of these acquisitions presents integration challenges, which we may fail to overcome. Any failure of us to manage our growth and the integration challenges related to that growth could materially harm its business, financial condition and operating results.

Difficulties in Commercializing New Product Lines

We intend to continue to develop new product lines to address our customers' diverse needs and the several market segments in which it participates. As we target new product lines and markets, it will further increase its sales and marketing, customer support and administrative functions to support anticipated increased levels of operations from these new products and markets as well as growth from its existing products. We may not be successful in creating this infrastructure nor may we realize any increase in the level of our sales and operations to offset the additional expenses resulting from this increased infrastructure. In connection with our recent acquisitions, we have incurred expenses in anticipation of developing and selling new products. Our operations may not achieve levels sufficient to justify the increased expense levels associated with these new businesses.

Any Failure of Our Information Technology Infrastructure Could Materially Harm Our Results of Operations

Our success depends upon, among other things, the capacity, reliability and security of our information technology hardware and software infrastructure. Any failure relating to this infrastructure could significantly and adversely impact our results of operations. In connection with our growth, we have identified the need to update our current information technology infrastructure and expect to incur significant costs to complete this upgrade. Currently, we are (a) implementing a corporate-wide ERP system with integrated product data management and manufacturing execution systems, (b) we are expanding and enhancing our wide area network with higher bandwidth connections and redundant links, and (c) integrating our voice communication systems. We must continue to expand and adapt our system infrastructure to keep pace with our growth. Demands on infrastructure that exceed our current forecasts could result in technical difficulties. Upgrading the network infrastructure will require substantial financial, operational and management resources, the expenditure of which could affect the results of our operations. We may not successfully and in a timely manner upgrade and maintain our information technology infrastructure and a failure to do so could materially harm our business, results of operations and financial condition.

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

For example, our existing Uniphase Netherlands facility has not achieved acceptable manufacturing yields since the June 1998 acquisition, and there is continuing risk attendant to this facility and its manufacturing yields and costs. Moreover, we recently completed construction of a new laser fabrication facility at Uniphase Netherlands, and this facility has not yet reached targeted yields, volumes or costs levels. Uniphase Netherlands may not successfully manufacture laser products in the future at volumes, yields or cost levels necessary to meet our customers' needs. To the extent we do not achieve acceptable manufacturing yields or experience product shipment delays, our business, operating results and financial condition would be materially and adversely affected.

As our customers' needs for our products increase, we must increase our manufacturing volumes to meet these needs and satisfy customer demand. Failure to do so will have a material effect on our business, operating results and financial condition. In some cases, existing manufacturing techniques, which involve substantial manual labor, may be insufficient to achieve the volume or cost targets of our customers. As such, we will need to develop new manufacturing processes and techniques, which are anticipated to involve higher levels of automation, to achieve the targeted volume and cost levels. In addition, it is frequently difficult at a number of our manufacturing facilities to hire qualified manufacturing personnel in a timely fashion, if at all, when customer demands increase over shortened time periods. While we continue to devote research and development efforts to improvement of our manufacturing techniques and processes, we may not achieve manufacturing volumes and cost levels in our manufacturing activities that will fully satisfy customer demands. If we do not expand capacity rapidly enough, we will lose market share.

If Our Customers Do Not Qualify Our Manufacturing Lines For Volume Shipments, Our Operating Results Could Suffer

Customers will not purchase any of our products (other than limited numbers of evaluation units) prior to qualification of the manufacturing line for the product. Each new manufacturing line must go through varying levels of qualification with our customers. This qualification process determines whether the manufacturing line achieves the customers' quality, performance and reliability standards. Delays in qualification can cause a product to be dropped from a long term supply program and result in significant lost revenue opportunity over the term of that program. We may experience delays in obtaining customer qualification of our new facility at Uniphase Netherlands. If we fail in the timely qualification of these or other new manufacturing lines, our operating results and customer relationships would be adversely affected.

Our Operating Results Suffer as a Result of Purchase Accounting Treatment, Primarily due to the Impact of Amortization of Goodwill and Other Intangibles Relating to Our Combination with JDS, the merger with OCLI and our Pending Merger with E-TEK

Under U.S. generally accepted accounting principles that apply to us, we accounted for a number of business combinations using the purchase method of accounting, the most significant being the combination of Uniphase and JDS. Under purchase accounting, we recorded the market value of our common shares and the Exchangeable Shares issued in connection with Uniphase's combination with JDS, the fair value of the options to purchase JDS common shares which became options to purchase our common shares and the amount of direct transaction costs as the cost of acquiring the business of JDS. That cost was allocated to the individual assets acquired and liabilities assumed, including various identifiable intangible assets such as in-process research and development, acquired technology, acquired trademarks and trade names and acquired workforce, based on their respective fair values. We allocated the excess of the purchase cost over the fair value of the net assets to goodwill. We expensed in-process research and development of $210.4 million as of June 30, 1999. Goodwill and other intangible assets are being amortized over a five year period. The amount of purchase cost allocated to goodwill and other intangibles was $3.4 billion, including the related deferred tax effect. The amortization of goodwill and other intangible assets in equal quarterly amounts over a five year period will result in an accounting charge attributable to these items of $168 million per quarter and $672 million per year. Additionally, in the second quarter of 2000 our gross profit was adversely impacted by $11.6 million due to purchase accounting adjustments to products sold in the period. As a result, purchase accounting treatment of Uniphase's combination with JDS will result in a net loss for us in the foreseeable future, which could have a material and adverse effect on the market value of our stock.

Additionally, as a result of the purchase accounting treatment of the recent merger with OCLI and the pending merger with E-TEK, our earnings will result in a net loss in the forseeable future which could have a material and adverse effect on the market value of our stock.

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

differ materially from those projected in the forward-looking statements.

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

Furthermore, our sales often reflect orders shipped in the same quarter that they are received, which makes our sales vulnerable to short term fluctuations in customer demand and difficult to predict. Also, customers may cancel or reschedule shipments, and production difficulties could delay shipments. In addition, we sell our telecommunications equipment products to OEMs who typically order in large quantities, and therefore the timing of such sales may significantly affect our quarterly results. An OEM supplies system level network products to telecommunications carriers and others and incorporates our products in these system level products. The timing of such OEM sales can be affected by factors beyond our control, such as demand for the OEMs' products and manufacturing risks experienced by OEMs. In this regard, we have experienced rescheduling of orders by customers in each of our markets and may experience similar rescheduling in the future. As a result of all of these factors, our results from operations may vary significantly from quarter to quarter.

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

Our Sales Would Suffer if One or More of Our Key Customers Substantially Reduced Orders for Our Products

Our customer base is highly concentrated. Historically, orders from a relatively limited number of OEM customers accounted for a substantial portion of Uniphase's and JDS's net sales from telecommunications products. Two customers, Lucent and Nortel, each accounted for over 10% of our net sales for the quarter ended December 31, 1999. We expect that, for the foreseeable future, sales to a limited number of customers will continue to account for a high percentage of our net sales. Sales to any single customer may vary significantly from quarter to quarter. If current customers do not continue to place orders we may not be able to replace these orders with new orders from new customers. In the telecommunications markets, our customers evaluate our products and competitive products for deployment in their telecommunications systems. Our failure to be selected by a customer for particular system projects can significantly impact our business, operating results and financial condition. Similarly, even if our customers select us, if our customers are not selected as the primary supplier for an overall system installation, we can be similarly adversely affected. Such fluctuations could have a material adverse effect on our business, financial condition and operating results.

Interruptions Affecting Our Key Suppliers Could Disrupt Production, Compromise Our Product Quality and Adversely Affect Our Sales

We currently obtain various components included in the manufacture of our products from single or limited source suppliers. A disruption or loss of supplies from these companies or a price increase for these components would have a material adverse effect on our results of operations, product quality and customer relationships. We have a sole source supply agreement for a critical material used in the manufacture of our passive products. This agreement may be terminated by either party on six months prior notice. It is our objective to maintain strategic inventory of the key raw material provided by this supplier. We have been dependent on OCLI as our sole source for filters for our WDM products, and following the OCLI merger, we continue to be dependent on this source for filters. In addition, we currently utilize a sole source for the crystal semiconductor chip sets incorporated in our solid state microlaser products and acquire our pump diodes for use in our solid state laser products from Opto Power Corporation and GEC. We obtain lithium niobate wafers, gallium arsenide wafers, specialized fiber components and certain lasers used in our telecommunications products primarily from Crystal Technology, Inc., Fujikura, Ltd., Philips Key Modules and Sumitomo, respectively. We do not have long-term or volume purchase agreements with any of these suppliers (other than for our passive products supplier described in this paragraph), and these components may not in the future be available in the quantities required by us, if at all.

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

If We Fail to Attract and Retain Key Personnel, Our Business Could Suffer

Our future depends, in part, on our ability to attract and retain certain key personnel. In particular, our research and development efforts depend on hiring and retaining qualified engineers. Competition for highly skilled engineers is extremely intense, and we are currently experiencing difficulty in identifying and hiring certain qualified engineers in many areas of our business. We may not be able to hire and retain such personnel at compensation levels consistent with our existing compensation and salary structure. Our future also depends on the continued contributions of our executive officers and other key management and technical personnel, each of whom would be difficult to replace. Continuing uncertainty resulting from the JDS merger could further adversely affect our ability to retain key employees. We do not maintain a key person life insurance policy on our Chief Executive Officer, our Chief Operating Officer or any other officer. The loss of the services of one or more of our executive officers or key personnel or the inability to continue to attract qualified personnel could delay product development cycles or otherwise have a material adverse effect on our business, financial condition and operating results.

Market consolidation has created and continues to create companies that are larger and have greater resources than us.

In the recent past, there have been a number of significant acquisitions announced among our competitors and customers, including:

  Motorola, Inc./General Instruments Corporation;
  Cisco Systems, Inc., Cerent Corporation;
  Cisco Systems, Inc., Monterey Networks, Inc.;
  Corning Incorporated/Oak Industries, Inc.;
  Cisco Systems, Inc./Pirelli S.p.A;
  Nortel Networks Corp., Qtera Corp.; and
  Lucent Technologies, Inc., Ortel Corporation

The effect of these completed and pending acquisitions on us cannot be predicted with accuracy, but some of these competitors are aligned with companies that are larger or more well established than us. As a result, these competitors may have access to greater financial, marketing and technical resources than us. Also, consolidation of these and other companies may disrupt our marketing and sales efforts.

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

The year 2000 problem may disrupt JDS Uniphase's and its customers' and suppliers' businesses

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. As a result, software that records only the last two digits of the calendar year may not be able to distinguish whether "00" means 1900 or 2000. In addition, computer programs may fail to recognize February 29, 2000 as a leap year date as a result of an exception to the calculation of leap years that will occur in the year 2000 and otherwise occurs only once every 400 years. Residual Year 2000 problems may result in miscalculations, data corruption, system failures or disruption of operations. To date, we have not experienced any significant Year 2000 problems in our internal technology systems or with the vendors of systems we believe to be critical to our business. In addition, we believe that it is unlikely we will experience any significant Year 2000 problems in the future.

However, our applications operate in complex network environments and directly and indirectly interact with a number of other hardware and software systems. We cannot predict whether Year 2000 unknown errors or defects that affect the operation of software and systems that we use in operating our businesses will arise in the future. If residual Year 2000 problems cause the failure of any of the technology, software or systems necessary to operate our business, We could lose customers, suffer significant disruptions in its business, lose revenues and incur substantial liabilities and expenses. We could also become involved in costly litigation resulting from Year 2000 problems. This could seriously harm our business, financial condition and results of operations.

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

PART II--OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Item 3. Legal Proceedings, in the Registrant's Annual Report on Form 10-K for the year ended June 30, 1999 and Part II, Item 1.

Item 2. Changes in Securities

In October 1999, the Company acquired Ramar Corporation for $1.0 million in cash and $3.5 million of convertible debt. Such convertible debt was issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The convertible debt is composed of $2.5 million of aggregated demand obligations and two performance-based instruments totaling $1.0 million that become due upon achieving certain milestones over the ensuing 12 months. The convertible debt bears interest at 5.59% and the principal can be exchanged for newly issued shares of JDS Uniphase common stock at a price of $55.922 per share. The convertible debt is unsecured .

In November 1999, the Company acquired EPITAXX, Inc. for $9.3 million in cash and 4.5 million shares of our common stock valued at approximately $497.7 million. The issuance of the common stock was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The stock was issued to former shareholders of EPITAXX.

In December 1999, the Company amended its Certificate of Incorporation to increase the number of authorized shares of Common Stock from 300,000,000 shares to 600,000,000.

In December 1999, the Company acquired Oprel Technologies, Inc. for $9.4 million in cash and 95,458 exchangeable shares of its subsidiary, JDS Uniphase Canada Ltd., each of which is exchangeable at the option of the holder for one share of common stock. The total value of the securities issued was $18.3 million. The issuance of the exchangeable shares was exempt from registration pursuant to Regulation S promulgated under the Securities Act of 1933, as amended. The stock was issued to former stockholders of Oprel Technologies, Inc.

In December 1999, the Company issued 10,892 shares of common stock in exchange for $0.3 million of convertible debt issued in connection with its purchase in 1998 of certain assets from Chassis Engineering, Inc.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders (the "Annual Meeting") of the Company was held on December 16, 1999.

At the Annual Meeting, three items were put to a vote of the stockholders:

  The election of the following four Class III directors of the Company to serve until the 2002 Annual Meeting of Stockholders, and until their successors are elected and qualified: Kevin Kalkhoven, Dr. Jozef Straus, Cazimir Skrzypczak and Bruce Day. The following directors continued as members of the Company's Board: William J. Sinclair, Peter Guglielmi, Robert E. Enos, Martin Kaplan, John A. MacNaughton and Wilson Sibbett, Ph.D.
  An amendment to increase the aggregate number of shares of common stock which the Company is authorized to issue from 300,000,000 to 600,000,000 shares.
  The appointment of Ernst & Young LLP as the independent auditors for the Company for the fiscal year ending June 30, 2000.

The voting results were:

                      Item                  For        Against     Abstained
         ------------------------------ ------------ ------------ ------------

      1. Directors
         Kevin Kalkhoven................137,953,506                   128,662
         Dr. Jozef Straus...............137,953,506                   128,662
         Cazimir Skrzypczak.............137,953,506                   128,662
         Bruce Day......................137,953,506                   128,662

      2. Increase in authorized
           share capital................137,353,553       50,785      128,662

      3. Appointment of auditors........137,953,506      212,604      128,662

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

Exhibits

3.1(1) Amended and Restated Certificate of Incorporation.

3.2(2) Certificate of Amendment to Amended and Restated Certificate of Incorporation.

3.3(3) Certificate of Amendment to Amended and Restated Certificate of Incorporation.

3.4(4) Certificate of Amendment to Amended and Restated Certificate of Incorporation.

3.5(4) Certificate of Designation.

3.6(2) Certificate of Designation.

3.7(5) Certificate of Designation.

3.8 Certificate of Amendment to Amended and Restated Certificate of Incorporation.

3.9 Certificate of Amendment to Amended and Restated Certificate of Incorporation.

10.1 Agreement and Plan of Merger by and among JDS Uniphase Corporation, JDS Uniphase Acquisition, Inc., EPITAXX, Inc. and the stockholders of EPITAXX, Inc., dated a of October 1, 1999.

27.1 Financial Data Schedule.

99.1 Security Ownership of Certain Beneficial Owners and Management

___________________________

(1) Incorporated by reference to the exhibits filed with the Registrant's registration statement on Form S-1, which was declared effective November 17, 1993.

(2) Incorporated by reference to the exhibit to the Company's Registration Statement on Form S-3 filed July 14, 1999.

(3) Incorporated by reference to the exhibit to the Company's Report on Form 10- Q for the period ending December 31, 1998.

(4) Incorporated by reference to the exhibit to the Company's Report of Form 10- K filed September 28, 1998.

(5) Incorporated by reference to the exhibit to the Company's current Report on Form 8-K filed June 24, 1998.

b) Reports on Form 8-K

Report on Form 8-K as filed on October 4, 1999.

Report on Form 8-K/A as filed on November 3, 1999.

Report on Form 8-K as filed on November 5, 1999.

Report on Form 8-K/A as filed on November 30, 1999.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     JDS Uniphase Corporation
                            ------------------------------------------
                                         (Registrant)

Date:  February 10, 2000              /s/ Anthony R. Muller
                            ------------------------------------------
                            Anthony R. Muller, Senior Vice President and CFO
                            (Principal Financial and Accounting Officer)

Date:  February 10, 2000              /s/ Kevin N. Kalkhoven
                            ------------------------------------------
                            Kevin N. Kalkhoven, Chairman and CEO
                            (Principal Executive Officer)