Form 10-Q
period 2000-03-31
JDS UNIPHASE CORP /CA/
filed 2000-05-15
CIK 912093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Number of shares of Common Stock outstanding as of the latest practicable date, April 30, 2000: 596,445,645. In addition, as of such date, there were outstanding 185,606,098 Exchangeable Shares of JDS Uniphase Canada Ltd. which are exchangeable at any time into Common Stock on a one-for- one basis, entitle their holders to dividend and other rights economically equivalent to those of the Common Stock, and through a voting trust, vote at meetings of stockholders of the Registrant.

JDS UNIPHASE CORPORATION
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited):

Condensed Consolidated Statements of Operations Three and Nine months ended March 31, 2000 and 1999

Condensed Consolidated Balance Sheets March 31, 2000 and June 30, 1999

Condensed Consolidated Statements of Cash Flows Nine months ended March 31, 2000 and 1999

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

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

JDS UNIPHASE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In millions, except per share data)

                                         Three months ended   Nine months ended
                                            March 31,           March 31,
                                        ------------------- -------------------
                                          2000      1999      2000      1999
                                        --------- --------- --------- ---------

Net sales...............................  $394.6     $74.5    $906.4    $195.7
Cost of sales...........................   202.1      36.3     466.6      98.7
                                        --------- --------- --------- ---------
  Gross profit..........................   192.5      38.2     439.8      97.0
                                        --------- --------- --------- ---------

Operating expenses:
  Research and development..............    33.3       7.3      72.1      18.8
  Selling, general and administrative...    49.1       9.1     110.7      24.5
  Amortization of purchased intangibles.   249.6       3.9     607.6      11.8
  Acquired in-process research and
    development.........................    84.1       --      103.7       --
  Other operating expenses..............     --        0.5       --        6.8
                                        --------- --------- --------- ---------
Total operating expenses................   416.1      20.8     894.1      61.9
                                        --------- --------- --------- ---------
Income (loss) from operations...........  (223.6)     17.4    (454.3)     35.1
Interest and other income, net..........    10.0       0.9      26.2       2.6
                                        --------- --------- --------- ---------
  Income (loss) before income taxes.....  (213.6)     18.3    (428.1)     37.7
Income tax expense......................    27.3       5.5      57.8      14.4
                                        --------- --------- --------- ---------
Net income (loss)....................... ($240.9)    $12.8   ($485.9)    $23.3
                                        ========= ========= ========= =========

Basic earnings (loss) per share.........  ($0.32)    $0.04    ($0.70)    $0.07
                                        ========= ========= ========= =========

Dilutive earnings (loss) per share......  ($0.32)    $0.04    ($0.70)    $0.07
                                        ========= ========= ========= =========
Weighted average common shares
  Outstanding...........................   747.6     320.3     696.1     316.4

Dilutive effect of stock options
  Outstanding...........................     --       26.9       --       24.9
                                        --------- --------- --------- ---------
Weighted average common shares
  Outstanding, assuming dilution........   747.6     347.2     696.1     341.3
                                        ========= ========= ========= =========

See accompanying notes.

JDS UNIPHASE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions )

                                                       March 31,      June 30,
                                                          2000          1999
                                                      ------------  ------------
                                                      (unaudited)

ASSETS
Current assets:
   Cash and cash equivalents.........................      $138.2         $75.4
   Short-term investments............................       824.3         158.5
   Accounts receivable, less allowances for returns
     and doubtful accounts of $4.1 at March 31, 2000
     and $1.1 at June 30, 1999.......................       261.9         120.9
   Inventories.......................................       197.1          87.9
   Deferred income taxes.............................        19.3           7.9
   Other current assets..............................        23.8          13.0
                                                      ------------  ------------
      Total current assets...........................     1,464.6         463.6
Property, plant, and equipment, net..................       449.8         181.1
Intangible assets, including goodwill................     5,827.6       3,444.2
Long-term deferred income taxes and other assets.....       201.5           7.2
                                                      ------------  ------------
      Total assets...................................    $7,943.5      $4,096.1
                                                      ============  ============

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable..................................       $79.5         $38.1
   Accrued payroll and related expenses..............        80.3          27.2
   Income taxes payable..............................        48.2          37.2
   Accrued expenses and other current liabilities....        99.8          46.3
                                                      ------------  ------------
      Total current liabilities......................       307.8         148.8

Deferred income taxes................................       457.6         318.2
Accrued pension and other non-current liabilities....        19.8           9.8

Commitments and contingencies

Stockholders' equity:
   Preferred stock...................................         --            --
   Common stock and additional paid-in capital.......     7,849.9       3,822.8
   Accumulated deficit...............................      (683.8)       (197.8)
   Accumulated other comprehensive loss..............        (7.8)         (5.7)
                                                      ------------  ------------
      Total stockholders' equity.....................     7,158.3       3,619.3
                                                      ------------  ------------
      Total liabilities and stockholders' equity.....    $7,943.5      $4,096.1
                                                      ============  ============

See accompanying notes.

JDS UNIPHASE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

                                                             Nine months ended
                                                                 March 31,
                                                          ----------------------
                                                             2000        1999
                                                          ----------  ----------

Operating activities
  Net income (loss).....................................    ($486.0)      $23.3
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Acquired in-process research and development........      103.7          --
    Depreciation and amortization expense...............      641.0        22.4
    Deferred income taxes...............................      (47.6)         --
    Write off of asset product line.....................         --         2.4
    Change in operating assets and liabilities:
       Accounts receivable..............................      (89.1)       (9.8)
       Inventories......................................      (55.5)       (6.1)
       Other current assets.............................        0.9        (1.1)
       Accounts payable, accrued liabilities and
         other accrued expenses.........................      125.7         9.3
                                                          ----------  ----------
Net cash provided by operating activities...............      193.1        40.4
                                                          ----------  ----------
Investing activities
  Purchase of short-term investments....................   (2,196.8)     (173.4)
  Proceeds from sale of short-term investments..........    1,528.5       146.7
  Acquisition of businesses, net of cash acquired.......      (91.6)       (3.7)
  Purchase of property, plant and equipment.............     (153.9)      (32.4)
  Other investments.....................................       (7.9)         --
  Decrease (increase) in other assets...................       (0.1)       (0.1)
                                                          ----------  ----------
Net cash used in investing activities...................     (921.8)      (62.9)
                                                          ----------  ----------
Financing activities
  Proceeds from issuance of common stock and private
        placement of exchangeable shares................      713.5          --
  Proceeds from issuance of common stock under
        stock option and stock purchase plans...........       77.9        13.9
  Pre-merger dividends paid on BCP stock................        0.0        (0.6)
                                                          ----------  ----------
Net cash provided by financing activities...............      791.4        13.3
                                                          ----------  ----------
Increase (decrease) in cash and cash equivalents........       62.8        (9.2)
Cash and cash equivalents at beginning of period........       75.4        40.5
                                                          ----------  ----------

Cash and cash equivalents at end of period..............     $138.2       $31.3
                                                          ==========  ==========
Supplemental Cash Flow Information
     Tax benefits from stock option and stock
        purchase plans..................................      $36.1       $14.2

See accompanying notes.

JDS UNIPHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business Activities and Basis of Presentation

The financial information at March 31, 2000 and for the three and nine month periods ended March 31, 2000 and 1999 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such information does not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A for the year ended June 30, 1999.

The results for the three and nine month periods ended March 31, 2000 may not be indicative of results for the year ending June 30, 2000 or any future period.

Fiscal Calendar Change

The Company will change its fiscal calendar effective July 1, 2000. Fiscal periods thereafter will end on the Saturday nearest the calendar month end. The change will not result in any differences in fiscal 2001 financial results as compared to the Company's current fiscal calendar.

Impact of Recently Issued Accounting Standards

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met in order to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Although the Company is still in the process of assessing the impact of adopting SAB 101 on our financial position and results of operations in fiscal 2001 and thereafter, we do not expect the effect, if any, to be material.

Note 2. Comprehensive Income (loss)

The components of comprehensive income (loss), net of tax, are as follows:

(in millions)

                                        Three months ended   Nine months ended
                                              March 31,            March 31,
                                          2000      1999       2000      1999
                                        -------------------  -------------------
Net income (loss)......................  ($240.9)    $12.8    ($485.9)    $23.3
Change in unrealized gain on
  available-for-sale investments.......     (0.6)     (0.1)      (2.5)      0.2
Change in foreign currency translation.     (1.2)     (4.1)       0.3      (0.6)
                                        --------- ---------  --------- ---------
Comprehensive income...................  ($242.7)     $8.6    ($488.1)    $22.9
                                        ========= =========  ========= =========

Note 3. Inventories

The components of inventory consist of the following: (in millions)

                                                      March 31,       June 30,
                                                         2000           1999
                                                      ----------     ----------
Raw materials and purchased parts...........              $72.6          $41.6
Work in process.............................               98.9           35.9
Finished goods..............................               25.6           10.4
                                                      ----------     ----------
                                                         $197.1          $87.9
                                                      ==========     ==========

Note 4. Intangibles Assets, including Goodwill

The components of intangible assets are as follows: (in millions)

                                                      March 31,       June 30,
                                                         2000           1999
                                                      ----------     ----------
Goodwill..........................................     $5,037.4       $2,583.9
Purchased intangibles.............................      1,407.0          881.9
Licenses and other intellectual property..........          9.2            1.9
                                                      ----------     ----------
                                                        6,453.6        3,467.7
Less:  accumulated amortization...................       (626.0)         (23.5)
                                                      ----------     ----------
                                                       $5,827.6       $3,444.2
                                                      ==========     ==========

Note 5. Earnings (loss) per Share

On July 8, 1999, the Company's Board of Directors approved a two-for-one stock split of the common stock and the Exchangeable shares effective for holders of record as of July 23, 1999. On September 28, 1999, the Board of Directors approved a second two-for-one stock split of the common stock and Exchangeable shares that became effective for holders of record as of December 22, 1999. On January 3, 2000, the Board of Directors approved a third two-for- one stock split of all common stock and Exchangeable shares for holders of record as of March 2, 2000. All references to share and per-share data for all prior periods presented have been restated to reflect these stock dividends and stock splits.

As the Company incurred a loss for the three and nine month periods ended March 31, 2000, the effect of dilutive securities totaling 66.6 million and 62.4 million equivalent shares, respectively, has been excluded from the computation as they are antidilutive.

Note 6. Income Tax Expense

The Company recorded a tax provision of $27.3 million in the third quarter of 2000 as compared to $5.5 million in the same period of the prior year. For the nine months ended March 31, 2000, the Company recorded a tax provision of $57.8 million as compared to $14.4 million for the same period of the prior year. The tax provision recorded in each quarter differs from the tax provision (benefit) that otherwise would be calculated by applying the federal statutory rate to income (loss) before income taxes primarily because of non-deductible acquisition- related charges.

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

JDS Uniphase designs, develops, manufactures and markets optical components and modules at various levels of integration. The Company views its business as having two principal operating segments: Components and Modules. The Components Group consists primarily of source lasers, pump lasers, external modulator products, packaged lasers for fiber-based data communications, couplers, filters, isolators, circulators, switches, attenuators, fiber Bragg gratings, and connector products used primarily in telecommunications applications. The Modules Group includes transmitters, amplifiers, transceivers, and test instruments used in telecommunications and cable TV. The Company's other operating segments, which are below the quantitative threshold defined by SFAS 131, are disclosed in the "all other" category and consist of gas laser based products for industrial, biotechnology and semiconductor equipment applications, optical display and projection products, light interference pigments for security products and decorative surface treatments, certain corporate-level operating expenses and the Ultrapointe product line that was sold in 1999. All of the Company's products are sold directly to original equipment manufacturers and industrial distributors throughout the world.

Information on reportable segments is as follows: (in millions)

                                         Three months ended    Nine months ended
                                               March 31,           March 31,
                                         -------------------  -------------------
                                           2000      1999       2000      1999
                                         --------- ---------  --------- ---------

Components:
  Shipments..............................  $264.6     $44.8     $626.2    $116.1
  Intersegment sales.....................   (35.0)     (0.5)     (81.7)     (2.1)
                                         --------- ---------  --------- ---------
  Net sales to external customers........   229.6      44.3      544.5     114.0
  Operating income.......................    94.9      14.1      216.4      33.4

Modules:
  Shipments..............................   116.5      17.6      286.8      39.6
  Intersegment sales.....................      --        --         --        --
                                         --------- ---------  --------- ---------
  Net sales to external customers........   116.5      17.6      286.8      39.6
  Operating income.......................    25.5       4.1       62.5       9.6

  Net sales by reportable segment........   346.1      61.9      831.3     153.6
  All other net sales....................    48.5      12.6       75.1      42.1
                                         --------- ---------  --------- ---------
                                           $394.6     $74.5     $906.4    $195.7
                                         ========= =========  ========= =========

Operating income by reportable segments..  $120.4     $18.2     $278.9     $43.0
All other operating income (loss)........     2.3       3.6        2.2      10.6
Unallocated amounts:
  Acquisition related charges............  (346.3)     (3.9)    (735.4)    (11.8)
  Interest and other income, net.........    10.0       0.4       26.2      (4.1)
                                         --------- ---------  --------- ---------
Income (loss) before income taxes........ ($213.6)    $18.3    ($428.1)    $37.7
                                         ========= =========  ========= =========

Note 8. Acquisitions

Optical Coating Laboratory, Inc.

On February 4, 2000, the Company acquired Optical Coating Laboratory, Inc. ("OCLI"), a leading manufacturer of optical thin film coatings and components used to control and enhance light propagation to achieve specific effects such as reflection, refraction, absorption and wavelength separation. The transaction was accounted for as a purchase and accordingly, the accompanying financial statements include the results of operations of OCLI subsequent to the acquisition date. The total purchase price of $2.7 billion included consideration of 54.0 million shares of JDS Uniphase common stock, the issuance of 6.4 million stock options valued at $267.2 million in exchange for OCLI options and estimated direct transaction costs of $8.2 million.

The total purchase cost of OCLI is as follows (in millions):

Value of securities issued...............             $2,432.1
Assumption of options....................                267.2
                                                      ---------
     Total equity consideration..........              2,699.3
Direct transactions costs and expenses...                  8.2
                                                      ---------
Total purchase cost                                   $2,707.5
                                                      =========

The preliminary purchase price allocation is as follows (in millions):

Price Price Allocation:
  Tangible net assets..........................         $253.20
  Intangible assets acquired:
    Developed technology:
      Telecommunications.......................          115.1
      Flex Products............................           92.2
      Applied Photonics........................            1.0
      Information Industries...................           23.9
    Proprietary know-how.......................          161.9
    Trademark and tradename....................           38.5
    Assembled workforce........................           14.3
    In-process research and development........           84.1
    Goodwill...................................        1,927.4
    Deferred tax liabilities                              (4.1)
                                                      ---------

Total purchase price allocation................       $2,707.5
                                                      =========

Tangible net assets acquired includes cash, accounts receivable, inventories and fixed assets (including an adjustment to write-up property and equipment of OCLI to fair value by $28.0 million). Liabilities assumed principally include accounts payable, accrued compensation and accrued expenses. Goodwill and intangible assets acquired are each being amortized on a straight-line basis over estimated useful lives ranging from six to fifteen years.

A portion of the purchase price has been allocated to developed technology and acquired in-process research and development ("IPRD"). Developed technology and IPRD were identified and valued through extensive interviews, analysis of data provided by OCLI concerning developmental products, their stage of development, the time and resources needed to complete them, if applicable, their expected income generating ability, target markets and associated risks. The Income Approach, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the developed technology and IPRD.

Where developmental projects had reached technological feasibility, they were classified as developed technology, and the value assigned to developed technology was capitalized. Where the developmental projects had not reached technological feasibility and had no future alternative uses, they were classified as IPRD and charged to expense upon closing of the merger. The Company estimates that a total investment of $36.3 million in research and development over the next 25 months will be required to complete the IPRD. The nature of the efforts required to develop the purchased IPRD into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements.

In valuing the IPRD, the Company considered, among other factors, the importance of each project to the overall development plan, projected incremental cash flows from the projects when completed and any associated risks. The projected incremental cash flows were discounted back to their present value using discount rates ranging from 18% to 25%. Discount rates were determined after consideration of the Company's weighted average cost of capital and the weighted average return on assets. Associated risks include the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility, anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets.

The acquired existing technology, which is comprised of products that are already technologically feasible, includes products that are manufactured and marketed by OCLI's Telecommunications, Flex Products, Applied Photonics, and Information Industries groups. The Company is amortizing the acquired existing technology of approximately $232.2 million on a straight-line basis over an average estimated remaining useful life of 8.2 years.

The acquired proprietary know-how represents OCLI trade secrets and patents developed through years of experience designing and manufacturing thin film products. This know-how enables OCLI to develop new and improve existing thin film products, processes and manufacturing equipment, thereby providing OCLI with a distinct advantage over its competitors and a reputation for technological superiority in the industry. The Company is amortizing the proprietary know-how of approximately $161.9 million on a straight-line basis over an average estimated remaining useful life of 10.4 years

The trademarks and trade names include the OCLI trademark and trade name as well as all branded OCLI products such as GlareGuard® and processes such as MetaMode®. The Company is amortizing the trademark and trade names of approximately $38.5 million on a straight-line basis over an estimated remaining useful life of 10 years.

The acquired assembled workforce is comprised of over 1,400 skilled employees across OCLI's General and Administration, Science and Technology, Sales and Marketing, and Manufacturing groups. The Company is amortizing the value assigned to the assembled workforce of approximately $14.3 million on a straight-line basis over an estimated remaining useful life of 6 years.

Goodwill, which represents the excess of the purchase price of an investment in an acquired business over the fair value of the underlying net identifiable assets, is being amortized on a straight-line basis over its estimated remaining useful life of 7.2 years.

The following unaudited pro forma summary presents the consolidated results of operations of the Company, excluding the charge for acquired in-process research and development, as if the acquisition of OCLI had occurred at the beginning of fiscal 1999 and does not purport to be indicative of what would have occurred had the acquisition been made as of the beginning of fiscal 1999 or of results which may occur in the future. The pro forma 1999 results of operations combines the consolidated results of operations of the Company, excluding the charge for acquired in-process research and development attributable to OCLI, for the nine months ended March 31, 1999 the historical results of operations of OCLI for the nine months ended January 31, 1999.

(in millions, except per share data)

                                                       Nine months ended
                                                            March 31,
                                                      -------------------
                                                        2000      1999
                                                      --------- ---------

Net Sales ..........................                  $1,015.6    $348.9
--------                                              --------- ---------
Net Loss............................                   ($627.6)  ($211.3)
--------                                              --------- ---------
Loss per share......................                    ($0.90)   ($0.64)
--------------                                        --------- ---------

Effective June 30, 1999, Uniphase Corporation combined its operations with JDS FITEL Inc. to form JDS Uniphase Corporation ("the Company") in a transaction accounted for as a purchase. Accordingly, the historical statement of operations of the Company for 1999 included above does not include the financial results of JDS FITEL Inc. for that period. The following unaudited pro forma summary is based on the Unaudited Pro Forma Condensed Combined Consolidated Statement of Operations of Uniphase Corporation and JDS FITEL, Inc. included in Form 8-K/A filed November 3, 1999. The pro forma 1999 results of operations combines the consolidated results of operations of the Company, excluding the charge for acquired in-process research and development attributable to OCLI, for the nine months ended February 28, 1999 and the historical results of operations of OCLI for the nine months ended January 31, 1999.

(in millions, except per share data)

                                                   Nine months ended
                                                         March 31,
                                                   -------------------
                                                     2000      1999
                                                   --------- ---------

Net Sales...............................           $1,015.6    $549.5
---------                                          --------- ---------
Net Loss ...............................            ($627.6)  ($622.4)
--------                                           --------- ---------
Loss per share .........................             ($0.90)   ($0.95)
--------------                                     --------- ---------

Integrierte Optik GmbH & Co. KG

In January 2000, the Company acquired the remaining 49% minority interest in Integrierte Optik GmbH & Co. KG ("IOT"), a joint venture of JDS Uniphase and the Schott Group, for $12.6 million in cash, in a transaction accounted for as a purchase. Prior to the transaction, IOT's balance sheet and results of operations were consolidated with the Company, with appropriate adjustments to reflect minority interest of 49%. As a result of the transaction, the Company's ownership interest increased to 100% and the minority interest adjustments have been discontinued. IOT manufactures passive optical splitters for fiberoptic network applications in cable plants and transmission networks. The purchase price allocation included tangible net assets of $2.9 million and intangible assets (including goodwill) of $9.7 million that are being amortized over a five-year period.

Oprel Technologies, Inc.

In December 1999, the Company acquired Oprel Technologies Inc.("OPREL"), a developer of optical amplifiers, test equipment and optoelectronic packaging, located in Nepean, Ontario. The transaction was accounted for as a purchase and accordingly, the accompanying financial statements include the results of operations of OPREL subsequent to the acquisition date. The Company paid $9.3 million in cash and issued a total of 190,916 Exchangeable shares of its subsidiary, JDS Uniphase Canada Ltd., each of which is exchangeable for one share of common stock. The total purchase cost was $27.7 million. The purchase price allocation included net tangible assets of $1.4 million and intangible assets (including goodwill) of $26.3 million that are expected to be amortized over a five-year period.

SIFAM Limited

In December 1999, the Company acquired SIFAM Limited ("SIFAM"), a supplier of fused components for fiberoptic telecommunications networks which is based in the United Kingdom, for $97.6 million in cash. SIFAM products, which include couplers, wavelength division multiplexers and gain flattening filters, are used for advanced applications in optical amplifiers and network monitoring. The transaction was accounted for as a purchase and accordingly, the accompanying financial statements include the results of operations of SIFAM subsequent to the acquisition date.

The preliminary allocation of the purchase price is as follows (in millions):

Price Price Allocation:
  Tangible nets assets.............................       $4.3
  Intangible assets acquired:
    Developed technology...........................       27.0
    Trade secrets and patents......................        6.1
    Assembled workforce............................        0.6
    Goodwill.......................................       56.6
    In-process research and development............        3.0
                                                      ---------
Total purchase price allocation....................      $97.6
                                                      =========

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

The acquired existing technology, which is comprised of products that are already technologically feasible, includes products in the following areas: fused couplers and attenuators, pump/signal wavelength division multiplexers, polished products (polarizers, variable ratio couplers), and gain flattening filters. The Company is amortizing the acquired existing technology of approximately $27.0 million on a straight-line basis over an average estimated remaining useful life of 5 years.

The acquired core technology represents SIFAM trade secrets and patents developed through years of experience designing and manufacturing fused components for fiberoptic telecommunication networks. This knowledge can be leveraged by SIFAM to develop new and improved products and manufacturing processes. The Company is amortizing the acquired core technology of approximately $6.1 million on a straight-line basis over an average estimated remaining useful life of 5 years.

The acquired assembled workforce is comprised of approximately 50 skilled employees across SIFAM's Sales and Marketing, Management, Supervision, Quality & Training, General & Administrative, and Engineering groups. The Company is amortizing the value assigned to the assembled workforce of approximately $0.6 million on a straight-line basis over an estimated remaining useful life of 3 years.

Goodwill, which represents the excess of the purchase price of an investment in an acquired business over the fair value of the underlying net identifiable assets, is being amortized on a straight-line basis over its estimated remaining useful life of 5 years.

EPITAXX, INC.

In November 1999, the Company acquired EPITAXX, Inc. ("EPITAXX"), a supplier of optical detectors and receivers for fiberoptic telecommunications and cable televisions networks. The transaction was accounted for as a purchase and accordingly, the accompanying financial statements include the results of operations of EPITAXX subsequent to the acquisition date. The Company issued cash in the amount of $9.3 million and a total of approximately 9.0 million shares of common stock in exchange for all of the outstanding shares of EPITAXX common stock. Outstanding options to acquire shares of EPITAXX common stock were converted into options to purchase shares of the Company's common stock at the same exchange ratio.

The total purchase cost of Epitaxx is as follows (in millions):

Value of securities issued...............               $435.0
Assumption of options....................                 61.9
                                                      ---------
     Total equity consideration                          496.9
Cash paid to seller......................                  9.3
Direct transaction costs and expenses....                  1.0
                                                      ---------
Total purchase cost......................               $507.2
                                                      =========

The preliminary allocation of the purchase price is as follows (in millions):

Price Price Allocation:
  Tangible nets assets....................               $14.2
  Intangible assets acquired:
    Developed technology..................                63.4
    Trademark and tradename...............                 5.4
    Assembled workforce...................                 2.9
    Goodwill..............................               403.4
In-process research and development.......                16.7
Deferred tax asset, net...................                 1.2
                                                      ---------
Total purchase price allocation...........              $507.2
                                                      =========

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

The acquired existing technology, which is comprised of products that are already technologically feasible, includes products in the following areas: high speed receivers for the telecommunications market, optical network monitoring, and optical detectors/receivers for access/datacom applications and cable television fiberoptic networks. The Company is amortizing the acquired existing technology of approximately $63.4 million on a straight-line basis over an average estimated remaining useful life of 7 years.

The trademarks and trade names include the EPITAXX trademark and trade name. The Company is amortizing the trademark and trade names of approximately $5.4 million on a straight-line basis over an estimated remaining useful life of 7 years.

The acquired assembled workforce is comprised of approximately 400 skilled employees across EPITAXX's Executive, Research and Development, Manufacturing, Quality Assurance, Sales and Marketing, and General and Administrative groups. The Company is amortizing the value assigned to the assembled workforce of approximately $2.9 million on a straight-line basis over an estimated remaining useful life of 4 years.

Goodwill, which represents the excess of the purchase price of an investment in an acquired business over the fair value of the underlying net identifiable assets, is being amortized on a straight-line basis over its estimated remaining useful life of 7 years.

Ramar Corporation

In October 1999, the Company acquired Ramar Corporation ("Ramar") of Northborough, Massachusetts for $1.0 million in cash and convertible debt as described below, in a transaction accounted for as a purchase and accordingly, the accompanying financial statements include the results of operations of Ramar subsequent to the acquisition date. Ramar designs, develops and manufactures lithium-niobate products for telecommunications applications. The convertible debt is composed of $3.5 million in demand obligations and two performance-based instruments totaling $1.0 million that become due upon achieving certain milestones over the ensuing 12 to 24 months. The convertible debt bears interest at 5.54% per annum and the principal can be exchanged for newly issued shares of common stock at a price of $27.961 per share. The total purchase cost was $6.1 million. The purchase price allocation included net tangible assets of $0.2 million and intangible assets (including goodwill) of $4.3 million (net of deferred tax) that are being amortized over a five year period. Convertible debt of $3.5 million is included in other current liabilities.

Acquisition of AFC Technologies, Inc.

In August 1999, the Company acquired AFC Technologies, Inc. ("AFC") of Ottawa, Canada for $22.0 million in cash and common stock of $17.5 million in a transaction accounted for as a purchase and accordingly, the accompanying financial statements include the results of operations of AFC subsequent to the acquisition date. AFC designs, develops and manufactures fiber amplifiers for telecommunications applications. The purchase price allocation included net tangible assets of $1.3 million and intangible assets (including goodwill) of $38.2 million that are being amortized over a five-year period.

Note 9. Pending Acquisitions

On January 17, 2000, the Company announced the signing of a definitive merger agreement with E-TEK Dynamics, Inc. ("E-TEK") for approximately $15.5 billion in stock. The merger agreement provides for the exchange of 2.2 shares of JDS Uniphase common stock for each common share of E-TEK, subject to adjustment. E-TEK is a manufacturer of passive components and modules for fiberoptic systems. Following completion of the merger, E-TEK will operate as a wholly owned subsidiary of the Company. This transaction will be accounted for as a purchase with goodwill of approximately $14.6 billion which is expected to be amortized over its estimated useful life of five years. Concurrent with the signing of the merger agreement, the Company and E-TEK signed a mutual supply agreement under which E-TEK is to supply certain products to JDS Uniphase prior to completion of the merger.

On March 31, 2000, the Company received requests for additional information and other documentary material from the Antitrust Division of the U.S. Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 ("HSR"), with respect to the Company's previously announced merger with E- TEK Dynamics, Inc. This request, which was received late on March 31, 2000, extends the waiting period under HSR for this transaction. The Company and E-TEK are responding to the government requests.

Note 10. Subsequent Events

On April 29, 2000, the Company acquired Fujian Casix Laser Inc ("Casix"), a supplier of crystals, fiberoptic components and optics for telecommunications networks. Casix is based in Fuzhou, Fujian, China. Casix's key technologies consist principally of fiberoptic component processing and precision assembly; optical design, fabrication and coating; and advanced crystal growth and processing. The transaction will be accounted for as a purchase.

On April 19, 2000, the Company acquired Cronos Integrated Microsystems, Inc. ("Cronos"), a provider of optical micro-electro-mechanical systems ("MEMS") components and component technology to the fiberoptic communications market, in a transaction accounted for as a purchase. The Company issued 6.3 million shares of common stock valued at approximately $550.0 million in exchange for all of the outstanding shares of Cronos common stock. Outstanding options to acquire shares of Cronos common stock were converted into options to purchase shares of the Company's common stock at the same exchange ratio. The purchase price allocation will be determined in the quarter ended June 30, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Recent Events

On April 29, 2000, the Company acquired Fujian Casix Laser Inc ("Casix"), a supplier of crystals, fiberoptic components and optics for telecommunications networks. Casix is based in Fuzhou, Fujian, China. Casix's key technologies consist principally of fiberoptic component processing and precision assembly; optical design, fabrication and coating; and advanced crystal growth and processing. Casix was acquired in a transaction accounted for as a purchase. The purchase price allocation will be determined in the quarter ended June 30, 2000.

On April 19, 2000, the Company acquired Cronos Integrated Microsystems, Inc. ("Cronos"), a provider of optical micro-electro-mechanical systems ("MEMS") components and component technology to the fiberoptic communications market, in a transaction accounted for as a purchase. The Company issued 6.3 million shares of common stock valued at approximately $550.0 million in exchange for all of the outstanding shares of Cronos common stock. Outstanding options to acquire shares of Cronos common stock were converted into options to purchase shares of the Company's common stock at the same exchange ratio. The purchase price allocation will be determined in the quarter ended June 30, 2000.

On March 31, 2000, the Company received requests for additional information and other documentary material from the Antitrust Division of the U.S. Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 ("HSR"), with respect to the Company's previously announced merger with E- TEK Dynamics, Inc. This request, which was received late on March 31, 2000, extends the waiting period under HSR for this transaction. The Company and E-TEK are responding to the government requests.

Results of Operations

Net Sales. For the quarter, net sales of $394.6 million represented an increase of $320.1 million or 430% compared to the same period of the prior year. For the nine months, net sales were $906.4 million, an increase of $710.7 million or 363% compared to the same period of the prior year. The increase in net sales reflected growth in each of our major operating segments and the inclusion of JDS FITEL ("JDS") sales. We merged with JDS in a transaction accounted for as a purchase which became effective at the close of business on June 30, 1999. Separate discussions with respect to net sales and operating profits for each of our reportable operating segments can be found under the heading Operating Segment Information.

Net sales for the three and nine month periods ended March 31, 2000 are not indicative of the expected results for any future period. In addition, there can be no assurance that the market for our products will grow in future periods at its historical percentage rate or that certain market segments will not decline. Further, there can be no assurance that we will be able to increase or maintain our market share in the future or to achieve historical growth rates.

Gross Profit. For the quarter, gross profit of $192.5 million represented an increase of $154.3 million or 404% compared to the same period of the prior year. For the nine months, gross profit was $439.8 million, an increase of $342.8 million or 354% compared to the same period of the prior year. Strong demand for virtually all our optical components and modules products combined with the increased operations resulting from the JDS merger contributed to the increases in gross profit.

As a percent of net sales, gross profit declined to 49% for the quarter, as compared to 51% for the same period of the prior year. The decline reflects the impact of $12.4 million in purchase accounting adjustments which increased OCLI inventories. These adjustments flowed through to cost of sales during the current quarter. As a percent of net sales, gross profit declined to 49% in the first nine month of 2000 from 50% during the same period in 1999. The decline reflects the impact of $24.0 million in purchase accounting adjustments which increased JDS, EPITAXX, SIFAM and OCLI inventories. These adjustments flowed through to cost of sales during the first nine months.

There can be no assurance that we will be able to maintain gross profits or gross margins at current levels in future periods. We expect that periodic fluctuations in our gross margins will continue because of, among other things, changes in our sales and product mix, manufacturing constraints, competitive pricing pressures, higher costs resulting from new production facilities, manufacturing yields, acquisitions of businesses that may have different margins than ours and inefficiencies associated with new product introductions.

Research and Development Expense. For the quarter, research and development (R&D) expense of $33.3 million or 8% of net sales represented an increase of $26.0 million or 354% compared to the same period of the prior year. R&D expense for the nine months was $72.1 million, an increase of $53.3 million or 284% compared to the same period of the prior year. The increase in R&D expenses is primarily due to the continued development and enhancement of our fiberoptic product lines and the inclusion of JDS operations in fiscal 2000. As a percent of net sales, R&D expense declined to 8% in the first nine months from 10% during the same period in 1999. Due to the rapidly growing business, it is difficult to scale R&D programs at the same ratio as our sales growth.

We are committed to the continuation of making significant R&D expenditures and expect that, while R& D expenses may vary as a percentage of net sales in future periods, the absolute dollar amount of R&D expenses will increase as we invest in developing new products and in expanding and enhancing our existing product lines. However, there can be no assurance that expenditures for R&D will be successful or that improved processes or commercial products will result from these projects.

Selling, General and Administrative Expense. For the quarter, selling, general and administrative (SG&A) expense of $49.1 million or 12% of net sales represented an increase of $40.0 million or 441% as compared to the same period of the prior year. For the nine months, SG&A expense was $110.7 million, an increase of $86.2 million or 351% compared to the same period of the prior year. The increase is primarily due to higher SG&A costs to support telecommunications products, and the inclusion of JDS. As a percentage of net sales, SG&A remained between 12% and 13% during the first nine months of 2000 and 1999, respectively.

We expect the amount of SG&A expenses to increase in the future, although such expenses may vary as a percentage of net sales in future periods. We expect to continue incurring charges to operations, which to date have been within management's expectations, associated with integrating recent acquisitions.

Amortization of Purchased Intangibles. For the quarter, amortization of purchased intangibles ("API") expense of $249.6 million or 63% of net sales represented an increase of $245.7 million or 6,293% as compared to the same period of the prior year. For the nine months, API expense of $607.6 million, an increase of $595.8 million or 5,047% compared to the same period of the prior year. The increase in API expense is due to the intangible assets recorded in connection with our acquisitions which were transactions accounted for as purchases. See Note 8 of Notes to Condensed Consolidated Financial Statements for disclosures of API relative to our acquisitions in fiscal 2000.

Our API expense will continue to generate net losses for the foreseeable future. Goodwill and other intangibles arising from acquisition activity totaled $6.4 billion, including the related deferred tax effect. In addition, we will record a significant amount of additional goodwill in connection with the pending E-TEK merger. API expense could change because of other acquisitions or impairment of existing identified intangible assets and goodwill in future periods.

Acquired In-process Research and Development. For the quarter, the Company recorded $84.1 million of acquired in-process research and development resulting from the acquisition of OCLI. For the nine months, the Company recorded $103.7 million of acquired in- process research and development resulting from the acquisitions of OCLI, SIFAM and EPITAXX. See Note 8 of Notes to Condensed Consolidated Financial Statements. These amounts were expensed on the acquisition dates because the acquired technology had not yet reached technological feasibility and had no future alternative uses. There can be no assurance that acquisitions of businesses, products or technologies by us in the future will not result in substantial charges for acquired in-process research and development that may cause fluctuations in our quarterly or annual operating results.

A description of the acquired in-process technologies, stage of development, estimated completion costs, and time to complete at the date of the OCLI merger, as well as the current status of acquired in-process research and development projects for each acquisition can be found at the end of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Interest and Other Income. For the quarter, net interest and other income of $10.0 million or 3% of net sales represented an increase of $9.1 million or 1,032% as compared to the same period of the prior year. For the nine months, net interest and other income was $26.2 million, an increase of $23.6 million or 891% compared to the same period of the prior year. The increase in interest and other income was the result of higher investment balances obtained through cash generated from operating activities, our mergers with JDS and OCLI, and the completion of a public offering of our common stock and a private placement of Exchangeable shares in August 1999 that generated $713.9 million in cash, net of transaction costs.

Income Tax Expense. We recorded a tax provision of $27.3 million in the third quarter of 2000 as compared to $5.5 million in the same period of the prior year. For the nine months, we recorded a tax provision of $57.8 million as compared to $14.4 million for the same period of the prior year. The tax provision recorded in each quarter differs from the tax provision (benefit) that otherwise would be calculated by applying the federal statutory rate to income (loss) before income taxes primarily due to non-deductible acquisition-related charges.

Operating Segment Information

Components. For the quarter and nine months, net sales of components increased 418% and 378%, respectively, compared to the same period of the prior year primarily because of the inclusion of JDS and increased demand for active products used in optical communications applications. For the quarter and nine months, operating income increased 575% and 548%, respectively, compared to the same period of the prior year because of these same factors. Sales of components also increased because of significantly higher use of our components in the modules we build and a full quarter's contributions to net sales by SIFAM and EPITAXX during the third quarter.

Modules. For the quarter and nine months, net sales increased 563% and 624%, respectively, compared to the same period of the prior year primarily because of the inclusion of JDS and increased demand for transmitters, amplifiers and transceivers for CATV and telecommunications. For the quarter and nine months, operating income increased 518% and 550%, respectively, compared to the same period of the prior year because of these same factors.

Liquidity and Capital Resources

At March 31, 2000, our combined balance of cash, cash equivalents and short-term investments was $962.5 million. For the nine months, we met our liquidity needs through cash generated from operating activities. For the nine months, net cash provided by operating activities was $193.1 million, compared with $40.4 million for the same period of the prior year.

Cash provided by operating activities was primarily generated from net income before non-cash charges of $211.2 million. Higher levels of operating activity resulted in increases in accounts receivable, inventories and accounts payable and other current liabilites using $18.9 million (net) of cash.

During the first nine months of 2000, cash used in investing activities was $921.8 million compared with $62.9 million during the same period of the prior year. The majority of this higher activity level was a result of increased short term investments (net increase $668.3 million) following completion of a public sale of our stock during the period. Acquisitions of OCLI, EPITAXX, SIFAM, OPREL, AFC Technologies and Ramar used $91.6 million in cash, net of cash acquired. In addition, we incurred capital expenditures of $153.9 million for facility expansions and equipment purchases to increase our manufacturing capacity worldwide. We expect to continue to expand our worldwide manufacturing capacity, primarily for telecommunications products, by making approximately $85 million in additional capital expenditures during the remainder of the year.

Cash of $791.4 million was generated from financing activities as compared to $13.3 million in the same period of the prior year. The additional cash was primarily attributable to our sale of common stock in a public offering of common stock in August 1999. The exercise of stock options and the sale of stock through our employee stock purchase plan generated $77.9 million in cash.

We have an unsecured $10 million revolving line of credit. Advances under the line of credit bear interest at the bank's prime rate (9.0% at March 31, 2000). There were no borrowings as of March 31, 2000. Under the terms of the credit agreement, we are required to maintain certain minimum working capital, net worth, profitability levels and other financial conditions. The agreement also prohibits the payment of cash dividends and contains certain restrictions on our ability to borrow money or purchase assets or interests in other entities without the prior written consent of the bank. The line of credit expires in May 2000.

We believe that our existing cash balances and investments, together with cash flow from operations will be sufficient to meet our liquidity and capital spending requirements at least through the end of 2000. However, possible investments in or acquisitions of complementary businesses, products or technologies may require additional financing prior to such time. There can be no assurance that additional debt or equity financing will be available when required or, if available, can be secured on terms satisfactory to us.

Current Status of Acquired In-Process Research and Development Projects

We periodically review the stage of completion and likelihood of success of each of the in-process research and development projects. The current status of the in-process research and development projects for all major mergers and acquisitions during the past three years are as follows:

OCLI

An independent appraiser performed an allocation of the total purchase price of OCLI to its individual assets. Of the total purchase price, $84.1 million has been allocated to in-process research and development and was charged to expense in the third quarter of fiscal 2000. The remaining purchase price has been allocated to specifically identifiable tangible and intangible assets acquired, including an adjustment to write up property and equipment of OCLI to fair value by $28.0 million.

The identifiable assets include existing technology, proprietary know- how, trademarks and tradenames, and assembled workforce.

The in-process research and development relates to sophisticated optical components, filters and materials that manage light propagation in today's most advanced telecommunications systems, projection display engines and state of the art optically variable security devices. The in-process research and development is comprised of three main categories: (1) thin film filters and switches, (2) optical display and projection products, and (3) light interference pigments.

The following is a brief description of each acquired in-process research and development project as of the date of the merger:

Thin film filters and switches. The main application for these products is to control the reflection, refraction, transmission and absorption of lightwave signals that are transmitted through fiberoptic cables. OCLI's current development efforts are directed toward improved spectral precision and enhanced wavelength division capability of the filters and switches. Products in-process include switches, filter lock lasers, add-drop multiplexers and dispersion compensators which are in the exploratory through the prototype stages of the development cycle. OCLI expects the development cycle to range between 3 and 25 months with expected completion dates from the second quarter of calendar year 2000 through the first quarter of calendar year 2002. Development costs incurred on those products to date are approximately $7.6 million with estimated cost to complete of approximately $22.0 million which OCLI expects to incur ratably for the remainder of the development cycle. OCLI believes the associated risks of developing these products to commercial viability include potential difficulties meeting customer and market performance specifications and competition from products using competing technologies that offer comparable functionality.

Optical display and projection products. The main application for this product is to control the brightness, contrast and resolution of next generation display products including computer displays, digital image projectors, flat panel displays, scanners and personal digital assistants (commonly known as PDAs). The performance of these products is highly dependent upon optical components utilizing thin film filter technology coupled with increasingly smaller size and weight requirements. OCLI is currently in the prototype stage of the development cycle for this product family and expects the development cycle to continue for approximately 9 months with completion expected in the third quarter of calendar year 2000. Development costs incurred to date are approximately $6.0 million with estimated cost to complete of approximately $3.0 million which OCLI expects to incur ratably for the remainder of the development cycle. OCLI believes the associated risks of developing these products to commercial viability include potential difficulties meeting customer and market performance specifications and competition from products using competing technologies that offer comparable functionality.

Light interference pigments. The main application for this product is to achieve unique color shifting characteristics in security products and decorative surface treatments. Security related products include bank notes, passports, credit cards, tax stamps and brand protection labels. Decorative surface treatments include automotive paint, cosmetics, electronic cases and apparel. OCLI is currently in the prototype stage of the development cycle for this product family and expects the development cycle to continue for approximately 12 months with completion expected in the first quarter of calendar year 2001. Development costs incurred to date are approximately $8.2 million with estimated cost to complete of approximately $11.3 million which OCLI expects to incur ratably for the remainder of the development cycle. OCLI believes the associated risks of developing these products to commercial viability include meeting customer and market performance specifications, meeting customer and market volume requirements and competition from products using competing technologies that offer comparable functionality.

Value Assigned to In-Process Research and Development

The value assigned to in-process research and development was determined by considering the importance of each project to the overall development plan, estimating costs to develop the purchased in-process research and development into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. The revenue estimates used to value the purchased in-process research and development were based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by OCLI and its competitors.

The rates utilized to discount the net cash flows to their present value are based on OCLI weighted average cost of capital and the weighted average return on assets. Given the nature of the risks associated with the difficulties and uncertainties in completing each project and thereby achieving technological feasibility, anticipated market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets, the weighted average cost of capital was adjusted. Based on these factors, discount rates of 18 to 25%, 25% and 18% were deemed appropriate for thin film filters, optical display and projection products and light interference pigments, respectively. The estimates used in valuing in-process research and development were based upon assumptions we believe to be reasonable but which are inherently uncertain and unpredictable. Our assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Accordingly, actual results may vary from the projected results. Any such variance may result in a material adverse effect on OCLI's financial condition and results of operations.

With respect to the acquired in-process technologies, the calculations of value were adjusted to reflect the value creation efforts of OCLI prior to the merger. Following are the estimated completion percentages and technology lives:

                                                 Percent      Expected
                                               Completed  Technology Life
Project                                        ---------  ---------------
----------
Thin film filters..............................   26%          6-10 years
Optical display and projection products........   67%            10 years
Light interference pigments....................   42%         10-15 years

The value assigned to each acquired in-process research and development is as follows (in millions):

Thin film filters....................................          $56.9
Optical display and projection products..............           14.4
Light interference pigments..........................           12.8
                                                          ---------------
Total acquired in-process research and development...          $84.1
                                                          ===============

Developed technology and in-process research and development were identified and valued through extensive interviews, analysis of data provided by OCLI concerning developmental products, their stage of development, the time and resources needed to complete them, if applicable, their expected income generating ability, target markets and associated risks. The Income Approach, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the developed technology and in-process research and development.

Where developmental projects had reached technological feasibility, they were classified as developed technology, and the value assigned to developed technology was capitalized. Where the developmental projects had not reached technological feasibility and had no future alternative uses, they were classified as in-process research and development and charged to expense upon closing of the merger. OCLI estimates that a total investment of $36.3 million in research and development over the next 25 months will be required to complete the in-process research and development. The nature of the efforts required to develop the purchased in-process research and development into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements.

SIFAM

The products under development at the time of the merger included: (1) miniature couplers; (2) combined components; and (3) micro-optic devices. Combined components development is expected to continue for six months with an estimated cost to complete this product of $0.3 million. Micro-optic device development is currently being evaluated relative to similar efforts already underway within the Company. The costs incurred post acquisition for micro- optic device development has been consistent with our expectations. Miniature coupler development is substantially complete at a cost consistent with our expectations.

EPITAXX, Inc.

The products under development at the time of the merger included (1) high speed receivers, and (2) an optical spectrum analyzer product. High-speed receiver development is expected to continue for approximately three to nine months, with expected cost to complete of approximately $0.4 million which EPITAXX expects to incur ratably for the remainder of the development cycle. Optical spectrum analyzer development is expected to continue approximately 10 months with expected cost to complete of approximately $0.2 million which EPITAXX expects to incur ratably for the remainder of the development cycle.

JDS

The products under development at the time of our merger included: (i) Thermo Optic Waveguide Attenuators, (ii) Solid State Switch, (iii) 50 GHz WDM, and (iv) Erbium Doped Fiber Amplifiers ("EDFA"). Attenuator development is expected to continue for approximately nine months at a cost of approximately $0.7 million ratably until its completion. Solid State Switch development will continue for approximately three months at a cost of $0.7 million incurred ratably over the period. WDM and EDFA developments are substantially complete at a cost consistent with our expectations.

Uniphase Netherlands

The product introductions for the WDM lasers - CW and direct modulation and DFB/EA and modulator are either on schedule or are approximately six months behind schedule. The WDM laser - direct modulation is expected to have a lower revenue growth rate than originally anticipated. The development of the semiconductor optical amplifier technology has been delayed because of market demand for other products. The development of the telecom technology is on schedule but the revenue growth rate in initial periods is expected to be lower than originally anticipated. Development of the CATV technologies is approximately six months behind schedule and is expected to take a higher level of development effort to achieve technological feasibility. We have incurred post-acquisition research and development expenses of approximately $8.0 million in developing the acquired in-process technology and estimate the cost to complete this technology, in combination with our other continuing research and development expenses, will not be in excess of our historic expenditures for research and development as a percentage of our net sales. The differences between the actual outcome noted above and the assumptions used in the original valuation of the technology are not expected to significantly impact our results of operations and financial position.

Uniphase Fiber Components

The initial products developed for submarine and unpackaged technology projects were completed approximately on schedule and post-acquisition research and development expenses approximately equaled the estimated cost to complete at the acquisition date. The Company is experiencing higher levels of demand for the submarine products than anticipated in the original estimates. The temperature compensation project is behind schedule because of unforeseen technical difficulties in maintaining specifications at the harshest environmental test points, although we are satisfied with the developments achieved to date. The dispersion compensation project is significantly behind schedule and the market does not appear to be developing as anticipated. The Add-Drop projects were discontinued concurrent with the merger with JDS. We have incurred post-acquisition research and development expenses of approximately $3.5 million in developing the acquired in-process technology and estimate the cost to complete this technology, in combination with our other continuing research and development expenses, will not be in excess of our historic expenditures for research and development as a percentage of our net sales. The differences between the actual outcome noted above and the assumptions used in the original valuation of the technology are not expected to significantly affect our results of operations and financial position.

Uniphase Laser Enterprise

The submount and RWG series products were released on schedule and post- acquisition research and development expenses approximately equaled the estimated cost to complete at the acquisition date. Actual revenue for these products has significantly exceeded the estimates used in the valuation of the technology. We did not pursue development of the distributed feedback laser because of resources being redirected to expand the submount and RWG series development program in response to strong market demand. The high power project is somewhat delayed because of shifting R&D resources to submount/RWG because of RWG demand. We have incurred post-acquisition research and development expenses of approximately $8.1 million in developing the acquired in-process technology and estimate the cost to complete this technology, in combination with our other continuing research and development expenses, will not be in excess of our historic expenditures for research and development as a percentage of our net sales. The differences between the actual outcome noted above and the assumptions used in the original valuation of the technology are not expected to significantly impact our results of operations and financial position

Item 3. Quantitative and Qualitative Disclosure About Market Risks

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

At March 31, 2000, hedge positions totaled U.S. dollar $83.4 million equivalent. All hedge positions are carried at fair value and all hedge positions had maturity dates within three months.

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

Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q which are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. A forward-looking statement may contain words such as "plans," "hopes," "believes," "estimates," "will continue to be," "will be," "continue to," "expect to," "anticipate that," " to be" or "can impact." These forward-looking statements include statements relating to our expectations as to (i) the timing of our proposed acquisition of E-TEK and the likelihood of governmental or stockholder approval thereof, (ii) the cost to complete our acquired in-process research and development projects, the expected amortization of such costs and the development cycles and timing of completion of such projects, (iii) the amount (both in absolute dollars and as a percentage of net sales) of our expenditures for research and development, selling, general and administrative and capital acquisitions and improvements, (iv) the sufficiency of existing cash balances and investments, together with cash flow from operations and available lines of credit to meet our liquidity and capital spending requirements at least through the end of the calendar year 2000, (v) the development costs, anticipated completion, introduction and projected revenues from new and developing products and technologies including the Thermo Optic Waveguide Attenuator, Solid State Switch, WDM EDFA, WDM laser direct modulation, the Submount and RWG series products and CATV technologies, and (vi) costs associated with prior, pending and future acquisitions and plans relating thereto. Management cautions that forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in such forward-looking statements. These risks and uncertainties include the risk that (i) the proposed E-TEK acquisition will not be completed, (ii) R&D expenditures will be materially greater or less than those expected, (iii) funds will be insufficient to meet our liquidity and capital resources requirements through the end of the calendar year 2000, (iv) development costs, anticipated completion, introduction and projected revenues from new and developing products and technologies may be materially different than anticipated and (v) future acquisitions may not be completed as expected, or at all. Further, our future business, financial condition and results of operations could differ materially from those anticipated by such forward- looking statements and are subject to risks and uncertainties including the risks set forth below. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform such statements to actual results or to changes in our expectations.

Risk Factors

Difficulties We May Encounter Managing Our Growth Could Adversely Affect Our Results of Operations

We have historically achieved growth through a combination of internally developed new products and acquisitions. Our growth strategy depends on our ability to continue developing new components, modules and other products for our customer base. However, along with internal new product development efforts, as part of this strategy, we expect to continue to pursue acquisitions of other companies, technologies and complementary product lines. The success of each acquisition will depend upon:

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

Difficulties in Integrating New Acquisitions Could Adversely Affect Our Business

Critical to the success of our growth is the ordered, efficient integration of acquired businesses into or organization and, with this end, we have in the past spent and continue to spend significant resources. If our integration efforts are unsuccessful, our businesses will suffer. We are the product of several substantial combinations, mergers and acquisitions, including, among others, the combination of Uniphase Corporation and JDS FITEL on June 30, 1999, and the acquisition of Optical Coating Laboratory, Inc. on February 4, 2000. In addition, on January 17, 2000 we executed a definitive merger agreement to acquire E-TEK Dynamics, Inc. Each combination, merger and acquisition presents unique product, marketing, research and development, facilities, information systems, accounting, personnel and other integration challenges. In the case of several of our acquisitions, including Uniphase Laser Enterprise, in March 1997, Uniphase Netherlands, in June 1998, and Cronos Integrated Microsystems, Inc., in April 2000, we acquired businesses that had previously been engaged primarily in research and development and that needed to make the transition from a research activity to a commercial business with sales and profit levels that are consistent with our overall financial goals. This transition is in its genesis at Cronos and is not yet completed at Uniphase Netherlands, which continues to operate at higher expense levels and lower gross margins than those required to meet our profitability goals. Also, our information systems and those of companies we acquire are often incompatible, requiring substantial upgrades to one or the other. Further, our current senior management is a combination of the prior senior management teams of Uniphase, JDS FITEL and OCLI, several of whom have not previously worked with other members of management.

The benefits to us of each combination, merger and acquisition and our success, as a whole, depends upon our succeeding in each of these and other integration challenges. Nevertheless, the integration of our business with another may result in unanticipated operations problems, expenses and liabilities and the diversion of management attention. Our integration efforts may not be successful, and, if so, our operating results would suffer as a result.

If We Fail to Efficiently Integrate Our Sales and Marketing Forces, Our Sales Could Suffer

Our sales force is and will in the future be a combination of our sales force and the sales forces of the businesses we acquire, which must be effectively integrated for us to remain successful. Our combinations, mergers and acquisitions (in particular, the June 30, 1999 combination of Uniphase Corporation with JDS FITEL) often result in sales forces differing in products sold, marketing channels used and sales cycles and models applied. Accordingly, we may experience disruption in sales and marketing in connection with our efforts to integrate our various sales and marketing forces, and we may be unable to efficiently or effectively correct such disruption or achieve our sales and marketing objectives if we fail in these efforts. Our sales personnel not accustomed to the different sales cycles and approaches required for products newly added to their portfolio may experience delays and difficulties in selling these newly added products. Furthermore, it may be difficult to retain key sales personnel. As a result, we may fail to take full advantage of the combined sales forces' efforts, and one company's sales approaches and distribution channels may be ineffective in promoting another entity's products, all of which may have a material adverse effect on our business, financial condition or operating results.

Integration Costs and Expenses Associated with Our Merger and Acquisition Activities Have and May Continue to Be Substantial

We often incur substantial costs related to our combinations, mergers and acquisitions. For example, we have incurred direct costs associated with the combination of Uniphase Corporation and JDS FITEL of approximately $12 million and incurred approximately $8 million associated with the acquisition of OCLI. We may incur additional material charges in subsequent quarters to reflect additional costs associated with these and other combinations and acquisitions which will be expensed as incurred.

We May Fail to Efficiently Commercialize New Product Lines

We intend to continue to develop new product lines to address our customers' diverse needs and the several market segments in which we participate. If we fail, our business will suffer. As we target new product lines and markets, we will further increase our sales and marketing, customer support and administrative functions to support anticipated increased levels of operations from these new products and markets as well as growth from our existing products. We may not be successful in creating this infrastructure nor may we realize any increase in the level of our sales and operations to offset the additional expenses resulting from this increased infrastructure. In connection with our recent acquisitions, we have incurred expenses in anticipation of developing and selling new products. Our operations may not achieve levels sufficient to justify the increased expense levels associated with these new businesses.

Any Failure of Our Information Technology Infrastructure Could Materially Harm Our Results of Operations

Our success depends upon, among other things, the capacity, reliability and security of our information technology hardware and software infrastructure. Any failure relating to this infrastructure could significantly and adversely impact our results of operations. In connection with our growth, we have identified the need to update our current information technology infrastructure and expect to incur significant costs to complete this upgrade. We are implementing a corporate-wide ERP solution (Oracle) with integrated product data management and manufacturing execution systems, expanding and enhancing our wide area network with higher bandwidth connections and redundant links, and integrating our voice communication systems.

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

As our customers' needs for our products increase, we must increase our manufacturing volumes to meet these needs and satisfy customer demand. Failure to do so may materially harm our business, operating results and financial condition. In some cases, existing manufacturing techniques, which involve substantial manual labor, may be insufficient to achieve the volume or cost targets of our customers. As such, we will need to develop new manufacturing processes and techniques, which are anticipated to involve higher levels of automation, to achieve the targeted volume and cost levels. In addition, it is frequently difficult at a number of our manufacturing facilities to hire qualified manufacturing personnel in a timely fashion, if at all, when customer demands increase over shortened time periods. While we continue to devote research and development efforts to improvement of our manufacturing techniques and processes, we may not achieve manufacturing volumes and cost levels in our manufacturing activities that will fully satisfy customer demands.

If Our Customers Do Not Qualify Our Manufacturing Lines For Volume Shipments, Our Operating Results Could Suffer

Customers will not purchase any of our products (other than limited numbers of evaluation units) prior to qualification of the manufacturing line for the product. Each new manufacturing line must go through varying levels of qualification with our customers. This qualification process determines whether the manufacturing line achieves the customers' quality, performance and reliability standards. Delays in qualification can cause a product to be dropped from a long term supply program and result in significant lost revenue opportunity over the term of that program. We may experience delays in obtaining customer qualification of our new facilities. If we fail in the timely qualification of these or other new manufacturing lines, our operating results and customer relationships would be adversely affected.

Our Operating Results Suffer as a Result of Purchase Accounting Treatment, Primarily due to the Impact of Amortization of Goodwill and Other Intangibles Originating from Acquisitions

Under U.S. generally accepted accounting principles that apply to us, we accounted for a number of business combinations using the purchase method of accounting, the most significant being the combination of Uniphase Corporation and JDS FITEL. Under purchase accounting, we recorded the market value of our common shares and the Exchangeable Shares issued in connection with mergers and acquisition targets with the fair value of the stock options assumed which became options to purchase our common shares and the amount of direct transaction costs as the cost of acquiring these entities. That cost is allocated to the individual assets acquired and liabilities assumed, including various identifiable intangible assets such as in-process research and development, acquired technology, acquired trademarks and trade names and acquired workforce, based on their respective fair values. We allocated the excess of the purchase cost over the fair value of the net assets to goodwill.

The impact of purchase accounting on our operating results over the past four quarters attributable to our recent significant acquisitions is as follows (in millions):

                                            Quarterly              Annual
                       In-process          Amortization         Amortization
                      Research and         of Purchased         of Purchased
   Entity             Development          Intangibles          Intangibles
-------------         ------------         ------------         ------------

JDS FITEL, Inc.          $210.4               $168.0               $672.0
EPITAXX, Inc.             $14.8                $24.7                $98.8
OCLI                      $84.1                $79.8               $319.1

The impact of these mergers and acquisitions as well as other acquisitions consummated in the past five years resulted in amortization expense of $249.6 million and $607.6 million for the three and nine months ended March 31, 2000. Additionally, we also incur other purchase accounting related costs and expenses in the period a particular transaction closes to reflect purchase accounting adjustments adversely impacting gross profit and costs of integrating new businesses or curtailing overlapping operations. Purchase accounting treatment of our mergers and acquisitions results in a net loss for us in the foreseeable future, which could have a material and adverse effect on the market value of our stock.

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

Our Sales Would Suffer if One or More of Our Key Customers Substantially Reduced Orders for Our Products

Our customer base is highly concentrated. Historically, orders from a relatively limited number of OEM customers accounted for a substantial portion of our net sales from telecommunications products. Two customers, Lucent and Nortel, each accounted for over 10% of our net sales for the quarter ended March 31, 2000. We expect that, for the foreseeable future, sales to a limited number of customers will continue to account for a high percentage of our net sales. Sales to any single customer may vary significantly from quarter to quarter. If current customers do not continue to place orders we may not be able to replace these orders with new orders from new customers. In the telecommunications markets, our customers evaluate our products and competitive products for deployment in their telecommunications systems. Our failure to be selected by a customer for particular system projects can significantly impact our business, operating results and financial condition. Similarly, even if our customers select us, if our customers are not selected as the primary supplier for an overall system installation, we can be similarly adversely affected. Such fluctuations could have a material adverse effect on our business, financial condition and operating results.

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

Fiberoptic Component Average Selling Prices Are Declining

Prices for telecommunications fiberoptic components are generally declining because of, among other things, increased competition and greater unit volumes as telecommunications service providers continue to deploy fiberoptic networks. We have in the past and we may in the future experience substantial period to period fluctuations in average selling prices. We anticipate that average selling prices will decrease in the future in response to product introductions by competitors and us or to other factors, including price pressures from significant customers. Therefore, we must continue to (1) timely develop and introduce new products that incorporate features that can be sold at higher selling prices and (2) reduce our manufacturing costs. Failure to achieve any or all of the foregoing could cause our net sales and gross margins to decline, which may have a material adverse effect on our business, financial condition and operating results.

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

In the recent past, there have been a number of significant acquisitions announced among our competitors and customers, including:

  Lucent Technologies, Inc./Ortel Corporation;
  Corning Incorporated/NetOptix Corporation;
  SDL, Inc./Veritech Microwave, Inc.;
  Nortel Networks Corp./Xros, Inc.;
  Nortel Networks Corp./Core Tek, Inc.;
  Corning Incorporated/NZ Applied Technologies Corp.; and
  Cisco Systems, Inc./ArrowPoint Communications, Inc.

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

We Face Risks Related to Our International Operations and Sales

Our customers are located throughout the world. In addition, we have significant offshore operations, including manufacturing facilities, sales personnel and customer support operations. Our offshore operations include facilities in Great Britain, Switzerland, the Netherlands, Germany, Australia and the Peoples Republic of China. Our international presence exposes us to risks not faced by wholly-domestic companies. Specifically, we face the following risks, among others:

  unexpected changes in regulatory requirements,
  tariffs and other trade barriers,
  political, legal and economic instability in foreign markets, particularly in those markets in which we maintain manufacturing and research facilities;
  difficulties in staffing and management,
  integration of foreign operations,
  language and cultural barriers,
  seasonal reductions in business activities in the summer months in Europe and certain other countries, longer payment cycles,
  greater difficulty in accounts receivable collection,
  currency fluctuations, and
  potentially adverse tax consequences.

International sales accounted for approximately 40%, 38% and 32% of Uniphase Corporation's net sales in 1999, 1998 and 1997, respectively. International sales (excluding sales to the U.S.) accounted for approximately 21%, 25% and 20% of JDS FITEL's net sales in 1999, 1998 and 1997, respectively. We expect that international sales will continue to account for a significant portion of our net sales. We may continue to expand our operations outside of the United States and to enter additional international markets, both of which will require significant management attention and financial resources.

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

If We Have Insufficient Proprietary Rights or if We Fail to Protect Those We Have, Our Business Would be Materially Impaired

We May Not Obtain the Intellectual Property Rights We Require

The telecommunications and laser markets in which we sell our products experience frequent litigation regarding patent and other intellectual property rights. Numerous patents in these industries are held by others, including academic institutions and our competitors. In the past, we have acquired and in the future we may seek to acquire license rights to these or other patents or other intellectual property to the extent necessary for our business. Unless we are able to obtain such licenses on commercially reasonable terms, patents or other intellectual property held by others could inhibit our development of new products for our markets. While in the past licenses generally have been available to us where third-party technology was necessary or useful for the development or production their products, in the future licenses to third-party technology may not be available on commercially reasonable terms, if at all. Generally, a license, if granted, includes payments by us of up-front fees, ongoing royalties or a combination thereof. Such royalty or other terms could have a significant adverse impact on our operating results. We are a licensee of a number of third party technologies and intellectual property rights and are required to pay royalties to these third party licensors on certain of our telecommunications products and laser subsystems.

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

Our Intellectual Property Rights May Not Be Adequately Protected

Our future depends in part upon our intellectual property, including trade secrets, know-how and continuing technological innovation. We currently hold approximately 630 U.S. patents on products or processes and corresponding foreign patents and have applications for certain patents currently pending. The steps taken by us to protect our intellectual property may not adequately prevent misappropriation or ensure that others will not develop competitive technologies or products. Other companies may be investigating or developing other technologies that are similar to ours. It is possible that patents may not be issued from any application pending or filed by us and, if patents do issue, the claims allowed may not be sufficiently broad to deter or prohibit others from marketing similar products. Any patents issued to us may be challenged, invalidated or circumvented. Further, the rights under our patents may not provide a competitive advantage to us. In addition, the laws of certain territories in which our products are or may be developed, manufactured or sold, including Asia, Europe or Latin America, may not protect our products and intellectual property rights to the same extent as the laws of the United States.

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

Our Currently Outstanding Preferred Stock and Our Ability to Issue Additional Preferred Stock Could Impair the Rights of Our Common Stockholders

Our Board of Directors has the authority to issue up to 799,999 shares of undesignated preferred stock and to determine the powers, preferences and rights and the qualifications, limitations or restrictions granted to or imposed upon any wholly unissued shares of undesignated preferred stock and to fix the number of shares constituting any series and the designation of such series, without the consent of our stockholders. The preferred stock could be issued with voting, liquidation, dividend and other rights superior to those of the holders of common stock. The issuance of preferred stock under certain circumstances could have the effect of delaying, deferring or preventing a change in control. Each outstanding share of our common stock includes one-eighth of a right. Each right entitles the registered holder, subject to the terms of the Rights Agreement, to purchase from us one unit, equal to one one-thousandth of a share of Series B Preferred Stock, at a purchase price of $600 per unit, subject to adjustment, for each share of common stock held by the holder. The rights are attached to all certificates representing outstanding shares of our common stock, and no separate rights certificates have been distributed. The purchase price is payable in cash or by certified or bank check or money order payable to our order. The description and terms of the rights are set forth in a Rights Agreement between us and American Stock Transfer & Trust Company, as Rights Agent, dated as of June 22, 1998, as amended from time to time.

Some provisions contained in the rights plan, and in the equivalent rights plan our subsidiary, JDS Uniphase Canada Ltd., has adopted with respect to its exchangeable shares ("Exchangeable Shares"), may have the effect of discouraging a third party from making an acquisition proposal for us and may thereby inhibit a change in control. For example, such provisions may deter tender offers for shares of common stock or Exchangeable Shares which offers may be attractive to the stockholders, or deter purchases of large blocks of common stock or Exchangeable Shares, thereby limiting the opportunity for stockholders to receive a premium for their shares of common stock or Exchangeable Shares over the then-prevailing market prices.

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

PART II--OTHER INFORMATION

Item 1. Legal Proceedings

N/A

Item 2. Changes in Securities

In February 2000, the Company amended its Certificate of Incorporation to increase the number of authorized shares of Common Stock from 600,000,000 to 3,000,000,000 shares. On January 3, 2000, the Board of Directors approved a two- for-one stock split of all common stock and Exchangeable shares for holders of record as of March 2, 2000.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

On February 25, 2000, the Company held a special stockholders meeting, at which the stockholders approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 600,000,000 shares to 3,000,000,000 shares.

The voting results were as follows:

                                                                  Broker
            Item                For        Against    Abstained  Non-Votes
  ------------------------ ------------- ------------ ---------- ----------

1.Increase in authorized
    share capital.......... 278,056,650   10,520,188    133,426       0

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K
    Exhibits

3.1(1)Amended and Restated Certificate of Incorporation.

3.2(2) Certificate of Amendment to Amended and Restated Certificate of Incorporation.

3.3(3) Certificate of Amendment to Amended and Restated Certificate of Incorporation.

3.4(4) Certificate of Amendment to Amended and Restated Certificate of Incorporation.

3.5(4) Certificate of Designation.

3.6(2) Certificate of Designation.

3.7(5) Certificate of Designation.

3.8(6) Certificate of Amendment to Amended and Restated Certificate of Incorporation.

3.9(6) Certificate of Amendment to Amended and Restated Certificate of Incorporation.

3.10 Certificate of Amendment to Amended and Restated Certificate of Incorporation.

27.1 Financial Data Schedule.

______________________

  Incorporated by reference to the exhibits filed with the Registrant's registration statement on Form S-1, which was declared effective November 17, 1993.
  Incorporated by reference to exhibits 3.1 and 4.1 to the Company's Registration Statement on Form S-3 filed July 14, 1999.
  Incorporated by reference to exhibit 3.(i)(b)(2) to the Company's Report on Form 10-Q for the period ending December 31, 1998.
  Incorporated by reference to exhibits 3.(i)(c) and 3.(i)(d) to the Company's Report of Form 10-K filed September 28, 1998.
  Incorporated by reference to exhibit 10.3 to the Company's current Report on Form 8-K filed June 24, 1998.
  Incorporated by reference to exhibits 3.8 and 3.9 to the Company's Report of Form 10-Q for the period ending December 31, 1999

b) Reports on Form 8-K
Report on Form 8-K as filed on January 18, 2000.
Report on Form 8-K as filed on January 28, 2000.
Report on Form 8-K/A as filed on February 10, 2000.
Report on Form 8-K as filed on February 17, 2000.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              JDS UNIPHASE CORPORATION
                                     ------------------------------------------
                                                    (Registrant)

Date:  May 15, 2000                            /s/ Anthony R. Muller
                                     ------------------------------------------
                                  Anthony R. Muller, Senior Vice President and CFO
                                    (Principal Financial and Accounting Officer)