Form 10-K
period 2000-06-30
JDS UNIPHASE CORP /CA/
filed 2000-09-28
CIK 912093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2000

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO _____________

Commission file number 0-22874

JDS Uniphase Corporation
(Exact name of Registrant as Specified in its Charter)

Delaware	94-2579683
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

210 Baypointe Parkway
San Jose, California 95134
(Address of Principal Executive Offices including Zip Code)

(408) 434-1800
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
None	None

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, PAR VALUE $.001 PER SHARE
(TITLE OF CLASS)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [  ]

      As of September 20, 2000, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $85,967,426,046 based upon the average of the high and low prices of the Common Stock as reported on The Nasdaq National Market and The Toronto Stock Exchange, respectively, on such date. Shares of Common Stock held by officers, directors and holders of more than 5% of the outstanding Common Stock have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      As of September 20, 2000, the Registrant had 957,820,638 shares of Common Stock, including 173,904,237 Exchangeable Shares.

DOCUMENTS INCORPORATED BY REFERENCE (To the Extent Indicated Herein)

Certain information required in Part II hereto is incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2000 and in Part III hereto is incorporated by reference to the Proxy Statement for the Registrant's 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

JDS Uniphase Corporation
FOR THE FISCAL YEAR ENDED JUNE 30, 2000

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Signatures

PART I

Item 1. Business

General

JDS Uniphase Corporation is the result of a merger between Uniphase Corporation ("Uniphase") and JDS FITEL Inc. ("JDS FITEL"), pursuant to which they combined their operations on June 30, 1999. Historic information included or incorporated by reference in this Annual Report on Form 10-K that is specific to Uniphase Corporation or JDS FITEL Inc. is specifically described as "Uniphase" or "JDS FITEL" information, respectively. References to "we," "us", "our" , the "Company" and "JDS Uniphase" refer to the combined entity resulting from the merger.

We are a leading provider of advanced fiber optic components and modules. These products are sold to the world's leading telecommunications and cable television system and subsystem providers, which are commonly referred to as OEMs and include established system providers, such as Alcatel, Ciena, Cisco, Corning, Lucent, Marconi, Motorola, Nortel, Scientific Atlanta, Siemens and Tyco, along with emerging system providers, such as Corvis, ONI Systems, Juniper Networks and Sycamore. These telecommunication system and subsystem providers use these components and modules as the building blocks for the systems that they ultimately supply to telecommunications carriers such as AT&T, WorldCom, Qwest and Sprint.

Our products are basic building blocks for fiber optic networks and perform both optical-only, commonly referred to as "passive" functions, and optoelectronic, commonly referred to as "active" functions, within fiberoptic networks. Our products include semiconductor lasers, high-speed external modulators, transmitters, amplifiers, couplers, multiplexers, circulators, tunable filters, optical switches and isolators for fiberoptic applications. We also supply our OEM customers with test instruments for both system production applications and network installation. In addition, we design, manufacture and market laser subsystems for a broad range of OEM applications, optical display and projection products used in computer displays and other similar applications and light interference pigments used in security products and decorative surface treatments.

The Company was incorporated in Delaware in October 1993. We are the product of several strategic mergers and acquisitions, including the June 30, 1999 combination of Uniphase and JDS FITEL. During 2000 alone we acquired the following companies and businesses, in chronological order: AFC Technologies ("AFC"), Ramar Corporation ("Ramar"), EPITAXX, Inc. ("EPITAXX"), SIFAM Limited ("SIFAM"), Oprel Technologies Inc. ("Oprel"), IOT Limited ("IOT"), Optical Coating Laboratory, Inc. ("OCLI"), Cronos Integrated Microsystems, Inc. ("Cronos"), Fujian Casix Lasers Inc. ("Casix") and E-TEK Dynamics, Inc. ("E-TEK").

Industry Background

Businesses and consumers are increasingly accessing public telecommunications networks to communicate, collect and distribute information. The explosive growth of the Internet, coupled with the increasing volume of data and video traffic across corporate and public internets and intranets has fueled the continuing and rapidly growing demand for more network capacity in both telecommunications and cable television networks. In response to this growing demand, telecommunications service providers have been deploying new fiberoptic systems or upgrading existing fiberoptic systems in order to significantly increase the capacity of their networks. Given the inherently faster speed of light signals in fiberoptic networks and their immunity from electromagnetic interference, fiberoptic systems have become the preferred solution for increasing network capacity. Today, fiberoptic cable is the primary medium for long-haul telecommunications and cable television networks and is making inroads to replace copper in the shorter distance metropolitan, or metro markets that serve larger metropolitan and other public networks with transmission distances of less than 100 kilometers.

Demands for increased capacity in fiberoptic networks have led, in recent years, to a proliferation of an advanced method of transmitting multiple signals at slightly different wavelengths through a single fiber to achieve efficient use of fiber capacity. This technique, which is referred to as wavelength division multiplexing, or WDM, requires separate source lasers emitting slightly different wavelengths for each signal or "channel''. Each signal or "channel" carries a separate voice or data transmission. Once the signal is generated, more complex modulators and optical amplifiers control and amplify the signal in the network to ensure that the voice or data transmission signal reaches its destination quickly and reliably. WDM systems, which were originally designed for eight separate wavelengths or channels in 1996, are currently being developed to carry over 160 separate channels. This increasingly complex design for WDM systems has contributed to the need for telecommunications system suppliers to rely on third party, merchant suppliers, to provide higher performance components and, ultimately, integrated combinations of components, or "modules".

A typical WDM system consists of a large number of interdependent active optoelectronic and passive optical components. An active component is a device that has both optical and electronic properties while a passive component only performs its functions in the optical domain. Generally, active components generate, encode, amplify or detect optical signals, while passive components are used to mix, filter, adjust and stabilize the optical signals in advanced fiberoptic networks. Both active and passive components are needed to achieve a system's specifications for speed, performance and reliability. To minimize the number of components, and thereby reduce costs and improve system reliability, telecommunications equipment manufacturers are increasingly requiring the integration of multiple components into single, integrated modules, which combine a number of components into a single functional unit within the network architecture. For example, a module such as an Erbium Doped Fiber Amplifier (EDFA) is comprised of multiple passive and active components. According to Ryan Hankin Kent, Inc. or "RHK" (a market research company specializing in telecommunications), the market for EDFAs alone is expected to grow from $790 million in 1999 to $3.9 billion in 2003.

The current demand for increased capacity in fiberoptic telecommunications and cable television networks has caused the complexity and performance requirements of newly deployed fiberoptic networks to substantially increase while product life cycles for these network systems decrease. OEM system suppliers are under pressure from their customers to provide higher capacity and more complex, and at the same time more flexible, systems in shorter time periods and at reduced costs. These same pressures apply at all levels of their system products, including components and modules. These increasing performance requirements and associated development costs are making it more difficult for many OEM suppliers to compete effectively by vertically integrating their own components and modules. The growing complexity of these network systems also results in a substantial increase in the number of components that the OEM supplier must utilize to achieve desired system level performance. For example, next-generation systems are expected to reach transmission speeds of 40 Gbp/s with channel counts surpassing 160. There will need to be source lasers, modulators, and receivers for every channel, as well as more powerful amplifiers and additional components to combat spectral issues that develop in the signal at 40 Gbp/s. At the same time, the need for increased flexibility within a fiberoptic network, combined with cost reduction pressures, is driving demand for systems that reduce, and ultimately, eliminate altogether, the need for electronic switching and regeneration of optical signals. The goal of these so called "all optical" networks is to keep a signal entirely in the optical domain from beginning to end of the network. To accomplish this, optical components will need to perform every function in the network, many of which are currently accomplished by electronics.

All of these factors, the increasing system performance requirements, the need for more components and modules to provide the higher channel counts and higher transmission speeds demanded by the market, the increasing complexity of these components and modules, along with the need to reduce costs and shorten time to market, are making it more difficult for the established telecommunications system providers to design, develop and manufacture these components and modules, while at the same time providing the network backbone to meet the market demand. Moreover, emerging system providers, which typically have little or no internal component manufacturing capability, must rely exclusively on a robust supply chain from merchant component and module suppliers to meet their needs.

In lieu of qualifying a different vendor for each of these components, OEM system suppliers are seeking fewer vendors for a greater variety of components and integrated modules. A single vendor of multiple components or modules has the ability to design these products to interact more effectively within a network infrastructure and to optimize performance between them when installed in a single network system. Given these factors, there is an increasing trend by established OEMs to reduce the level of their vertical integration at the component and module level and to focus on the overall system design and architecture of their products, which has historically been the primary means by which those OEM system suppliers have differentiated themselves from their competitors. Coupled with the developing demand from emerging system suppliers, the merchant component manufacturers are facing unprecedented demand.

Our Technology and Products

Our product offering consists of a broad range of components and modules enabling our customers to satisfy all of their requirements through "one- stop" shopping at a single supplier. We have two principal operating segments: Components and Modules. Financial information about our segments and geographical regions are included in Note 10 to our consolidated financial statements included in our Current Report on Form 8-K filed with the SEC on September 1, 2000 and is herein incorporated by reference.

Components

Our component products include both active and passive products. Active products include source lasers for cable television and telecommunications, pump lasers, external modulators, photodetectors, receivers, and integrated laser modulator assemblies. Passive components include isolators, WDM couplers, monitor tap couplers, gratings, circulators, optical switches, tunable filters, micro-electro-mechanical-systems, wavelength lockers and switches.

Source Lasers. At the beginning of the network, a source laser powers the initial signal that will be transmitted over the network. These source lasers are characterized by their wavelength and power levels and operate most efficiently at the 1550-nanometer wavelength range for general telecommunications networks and 1310-nanometer or 1550-nanometer for cable television telecommunications networks. Power, which is measured in milliwatts, generally determines the ability of the source laser to transmit over longer distances, with higher power source lasers enabling greater initial transmission distances. A single source laser is required for each channel in a WDM system.

We supply both 1550-nanometer and 1310-nanometer diode lasers as sources for telecommunications and cable television transmitters. These lasers are either continuous wave for use with external modulators or directly modulated. For long-haul WDM systems, lasers at up to 20 milliwatts of power are produced to operate at the many desired optical wavelengths and used in conjunction with current 2.5 and 10 gigabit per second external lithium niobate modulators, and 40 gigabit per second lithium niobate modulators in development. Directly modulated 2.5 gigabit per second lasers are used for short-reach fiberoptic systems. For cable television, higher power (60 milliwatts) 1550-nanometer continuous wave lasers are used for externally modulated trunk transmitters and directly modulated 1310-nanometer analog lasers are used for distribution transmitters.

Modulators. Modulators turn the source light on and off to encode and send the information throughout the network. Modulation can be achieved either by directly turning the laser light source on and off or externally by transmitting or alternating a continuous source laser signal to achieve the same on and off effect. Lower performance, shorter distance network systems are better suited for direct modulation, while other systems are designed to utilize external modulators to encode the information signal. We produce both direct and external modulators used in fiberoptic telecommunications systems.

Pump Lasers. Pump lasers are used in optical amplifiers within networks to regenerate the light signal that naturally suffers loss over distance within the network. The advent of the optical amplifier in the early 1990s has permitted the development of today's advanced fiberoptic networks by eliminating the need within those networks to convert attenuated optical signals back into the electrical domain to amplify these signals for continued transmission over distances now exceeding 600 kilometers. Optical amplifiers each contain from one to six pump lasers depending on amplifier performance requirements.

We supply 980-nanometer pump lasers that are used in optical amplifiers. These pumps are used to energize the erbium-doped fiber that comprises the amplifier. Output power from the pump modules is in the range of 70 to 200 milliwatts. Optical amplifiers are commonly used in 1550-nanometer fiber systems that exceed 60 kilometers in length.

Optical Photodetectors and Receivers. Receivers and photodetectors detect the optical signals and convert them back into an electronic signals. We supply optical photodetectors and receivers for fiberoptic telecommunications and cable television networks. Receivers are used in WDM products for each channel at both sides of the fiberoptic link as wavelength translation is required. Photodetectors are used throughout a network to monitor a variety of statistics including power levels and channel count.

Couplers, Filters, Isolators and Circulators. WDM couplers are used to split and combine signals in an optical network. We supply WDM demultiplexers and access/bi-directional couplers. Many of these products are based on thin- film filters, microlenses and/or special optical materials. The WDM products are generally used at the receiver and have one output port for each system wavelength.

Isolator products are used to cause light signals in a network to propagate in one direction within a network, but prevent that signal from returning in the opposite direction. Circulators are similar to isolators in causing light in a system to flow in only one direction, but are different in that circulators incorporate multiple ports and use these multiple ports to perform a routing function within the network. We supply various types of isolators, circulators and we also produce tunable narrow-bandpass filters that are wavelength-tunable by voltage control.

Switches and Attenuators. Optical switches are used to route and switch signals to different destinations within networks. Attenuators are used to adjust the power of the optical signal to be compatible with the optical receivers within a network system.

We supply fixed and variable attenuators and switches. The attenuators are used in multiple locations in a network, including at the receiver for performance optimization. Switches are being widely used for path protection, shared signal monitoring and bandwidth provisioning. Switches will also be key in future networks for other reconfigurability and cross-connect applications. We also supply custom design switching modules of sub-assemblies primarily for optical-path protection. The complexity of these switches varies and is determined in large part by the number of fiber paths that come in and out of the switch, and we offer switches with as many as 32 inbound and 32 outbound light paths.

We also supply a line of switches and attenuators based on the micro-electro- mechanical-systems ("MEMS") technology which uses traditional semiconductor process techniques to produce compact, high-performance, and reliable applications at a low cost in high volume.

Fiber Bragg Gratings. We supply fiber Bragg gratings to separate and filter multiple wavelengths of light propagating in the same fiber. These gratings are generally used in signal monitoring, dispersion compensation and gain flattening applications.

Wavelength Lockers. We supply wavelength lockers that are used to stabilize the wavelength of lasers used in dense WDM transmission systems. These lockers ensure that, over the lifetime of the system, the wavelength of a source laser does not drift to interfere with an adjacent wavelength channel. The locker operates by filtering and detecting a small amount of the source-laser light and providing a stabilizing feedback signal to the laser.

Modules

Capitalizing on our broad range of active and passive components, we also develop and manufacture modules for telecommunications and cable television systems. Modules are assemblies of optical and optoelectronic components, and can be combined with a limited amount of electronics, in a single compact package. Our module products include amplifiers, add-drop multiplexers, transmitters, transceivers and test instruments for optical components. A brief description of our module products are as follows:

Amplifiers. We supply both Raman and EDFA optical amplifiers. These amplifiers are designed to boost the WDM optical signals without reconversion to electrical signal and permit an optical signal to travel a greater distance between electronic terminals and regenerators. These modules include multiple passive and active components such as couplers, isolators, pump combiners and pump lasers.

Add-Drop Multiplexers. We supply add-drop multiplexers that allow systems to add and drop optical signals without reconversion to an electrical signal. For example, a system operating from San Francisco to New York can drop one signal in Chicago and add another allowing for greater network flexibility. The modules include multiple components such as switches, fiber Bragg gratings and attenuators.

Transmitters. We manufacture transmitters that combine source lasers, modulators, wavelength lockers and electronic drivers so that the signal is created and encoded in a single package.

Transceivers. In addition to transmitters we also offer transceivers that combine transmitters with receivers so that signals can be generated and encoded or received and detected in a single package. These modules would be installed at the beginning and end of a system.

Cable Television Transmitters and Amplifiers. In cable television networks we supply externally modulated transmitters for trunk-line applications, directly modulated transmitters for the distribution portion of cable television networks, return-path lasers for interactive communications and transmitters providing both analog and digital signals to the recipient.

Telecommunications Specialty Modules and Instruments. We supply a number of specialty products for multi-gigabit fiberoptics systems. In particular, we provide some of the transmit/receive instrumentation modules used to design and test such systems. We also provide a variety of variable-bit rate receivers and OC-48 transmit/receive products that operate over extended temperature ranges.

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

Other Products

In addition to our core optical components and modules business, we also manufacture and supply laser subsystems for a broad range of OEM applications, optical display and projection products used in computer displays and other similar applications and light interference pigments used in security products and decorative surface treatments.

Our principal laser subsystem products consist of air-cooled argon gas laser subsystems, which generally emit blue or green light, Helium-Neon laser subsystems, which generally emit red or green light, and solid state lasers, which generally emit infrared, blue or green light. These systems consist of a combination of a laser head containing the lasing medium, power supply, cabling and packaging, including heat dissipation elements.

Optical display and projection products control the brightness, contrast and resolution of next generation display products including computer displays, digital image projectors, flat panel displays, scanners and personal digital assistants (commonly known as PDAs).

Light interference pigments achieve unique color shifting characteristics in security products and decorative surface treatments. Security related products include bank notes, passports, credit cards, tax stamps and brand protection labels. Decorative surface treatments include automotive paint, cosmetics, electronic cases and apparel.

Company Strategy

Our goal is to maintain and expand our position as a leading merchant supplier of advanced components and modules to the rapidly growing telecommunications and cable television networking marketplace. The key elements of our business strategy are as follows:

  Offer a Comprehensive Portfolio of Fiberoptic Components. We seek to position ourselves as a "one-stop'' source for an increasingly greater variety of components and for both the established network system providers as well as the burgeoning number of emerging system providers. As our customers continue to reduce the number of suppliers of components and modules for their systems, we strive to provide the capacity and expertise to effectively partner with our customers to provide a comprehensive solution to their component and module needs.
  Develop Modules to Improve Customer Time-to-Market. Our customers continue to seek an increase in the level of integration in the optoelectronic and optical products that they purchase from their suppliers. We believe that reductions in the number of component integration and manufacturing steps required at the customer level enable these customers to better focus their time and resources on aspects of their business that leverage their core competencies and their competitive advantages over other system providers. Through close relationships with our customers, we try to understand their needs at an early stage in their product development cycles and to design our products to meet these specific performance and time-to-market needs. We believe that our core competencies in both passive and active components will enable us to design our module-level solutions quickly and effectively.
  Increase Manufacturing Capacity. As customer demand for our products continues to grow, we are focused on significantly increasing our manufacturing capacity through a number of initiatives including facility expansion, enhanced manufacturing efficiencies, automation and outsourcing. We continue to add people, space and equipment at our facilities throughout the world while simultaneously initiating development efforts that involve both enhancement and optimization of existing manufacturing techniques and development of new, more automated manufacturing solutions. In addition, we are also looking to outsource certain steps of the manufacturing process where partners may help remove production bottlenecks and create a more cost-effective process and scalable process.
  Maintain Technology Leadership and High Product Reliability. We consider our technological and product leadership and our existing customer relationships to be critical to our continued success. We believe one of the barriers to entry in the long-haul, metro and submarine telecommunications markets is the life-test and quality control criteria established by Telcordia, one of the world's foremost commercial research and development organizations for communications applications. Our new product development often leverages our existing Telcordia test data, enabling us to use our significant library of life-test and quality control data to qualify new products more quickly than our competitors, who may have less available test data. Our research and development efforts continue to focus on the advanced technologies critical to our success in meeting our customers demands for higher channel count systems, increased power, higher speed modulation, all optical networking and module level integration.
  Partner with our Customers. We work closely with our customers from initial product design through to manufacturing and delivery. By engaging with our customers at every level, we seek to partner with them at the early stages of system development so that we can provide them with all of their component and module needs through customized design and manufacturing. Maintaining strong customer relationships is critical to our company's growth and every effort is made to ensure that our customers' needs are met.
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

Although we expect to be successful in implementing our strategy, our statements about our strategy are forward looking. We cannot predict the future and many factors, some within and some outside of our control may cause us to fail to achieve one or more of our strategic goals. Some of these factors are discussed under "Risk Factors" below.

Recent Developments

On July 10, 2000, we entered into a definitive agreement to merge with SDL, Inc., a Delaware corporation, in a transaction valued at approximately $41 billion based on July 7, 2000 closing stock prices. The merger agreement provides for the exchange of 3.8 shares of our Common Stock for each common share of SDL. Completion of the transaction is subject to customary closing conditions, including the approval of stockholders' of both companies and regulatory approvals. Following completion of the transaction, SDL will operate as our wholly-owned subsidiary. SDL, Inc. designs, manufactures and sells semiconductor lasers, laser-based systems, and fiber optic related solutions.

A complete description of the transaction and the risks and uncertainties associated therewith are set forth in our Registration Statement on Form S-4 filed with the SEC on September 7, 2000 and this summary is qualified in its entirety by such Registration Statement. Among other things, the completion of the pending merger is subject to risks and uncertainties, including, without limitation, those risks and uncertainties described under the heading "Risk Factors" in the Registration Statement.

Sales and Marketing

We market our telecommunications components to OEMs through our direct sales force in North America, Asia, Europe and Australia. In addition, we sell our products through distributors and manufacturers' representatives in North America, Europe, Asia, South America, the Middle East and Australia. Selected OEM customers for telecommunications components include:

Alcatel	Juniper Networks	ONI Systems
Ciena	Lucent	Scientific Atlanta
Cisco	Marconi	Siemens
Corning	Motorola	Sycamore
Corvis	Nortel	Tyco

We market our laser subsystem products, optical display and projection products and light interference pigments through our direct sales force and worldwide network of representatives and distributors.

Customer Support and Service

We believe that a high level of customer support is necessary to successfully develop and maintain long-term relationships with all our customers. With respect to our core telecommunications businesses, each relationship begins at the design-in phase and is maintained as customer needs change and evolve. We provide direct service and support to our OEM customers through our offices in North America and Europe.

Research and Development

During fiscal years 2000, 1999 and 1998, JDS Uniphase incurred research and development expenditures of $113.4 million, $27.0 million and $14.8 million, respectively.

We are currently developing new and enhanced telecommunications components and modules and expanding our manufacturing capability for these products. Once the design of a product is complete, our engineering efforts shift to enhance both the performance of that product and our ability to manufacture it at higher volumes and at lower cost. For the telecommunications marketplace, we continue to increase the power output of our pump lasers and the number of source lasers available for multi-channel applications and to develop several other optical switching technologies. Higher performance modulators and transmitters are under development, as are advanced multi-gigabit modulators. We continue to develop packaging technology for a number of our optoelectronic components so as to enable us to supply more integrated, packaged modules to our customer base.

Manufacturing

The following table sets forth our main locations and the primary products manufactured at each location:

Location	Products
Canada, Nepean	Optical amplifiers, wave division multiplexers, couplers, circulators, switches, tunable filters, isolators and test instruments for telecommunications, waveguides and attenuators
Netherlands, Eindhoven	Source lasers, semiconductor optical amplifiers, pump lasers for optical amplifiers and polymer waveguide optical switches
Connecticut, Bloomfield	Modulators and wavelength lockers
Switzerland, Zurich	Pump lasers
Pennsylvania, Chalfont	Cable television transmitters and amplifiers, transceivers for telecommunications
Florida, Melbourne	Test instruments, transmitters and transceivers for telecommunications
Australia, Sydney	Fiber Bragg gratings
California, San Jose	Add-drop multiplexer modules, wave division multiplexers couplers, circulators, switches, isolators, optical amplifiers and laser subsystems
California, Santa Rosa	Thin film filters, optical display and projection products and light interference pigments
United Kingdom, Plymouth	Laser packaging for telecommunications, fused couplers
United Kingdom, Whitney	Fiber Bragg gratings for 980nm pump lasers
New Jersey, Trenton	Optical photodetectors and receivers
North Carolina, Raleigh-Durham	Micro-electro-mechanical-systems
China, Fuzhou	YVO4 and lithium niobate crystals
China, Shenzen	Isolators and wave division multiplexers
Taiwan, Taipei	Couplers and isolators

Sources and Availability of Raw Materials

Our policy is to establish at least two sources of supply for materials whenever possible, although we do have some sole source supply arrangements. The loss or interruption of such arrangements could have an impact on our ability to deliver certain products on a timely basis.

Competition

The industries in which we sell our products are highly competitive. In all aspects of our business, we face intense competition from established competitors and the threat of future competition from new and emerging companies. Our overall competitive position depends upon a number of factors, including the price, performance and reliability of our products, the breadth of our product line, our level of customer service, the quality of our manufacturing processes, the compatibility of our products with existing telecommunications and cable television network architectures and our ability to participate in the growth of emerging technologies.

In the telecommunications markets, we face competition from companies that have substantially greater financial, engineering, research, development, manufacturing, marketing, service and support resources, greater name recognition than us and long-standing customer relationships. These competitors include, without limitation, Alcatel, Agilent, Avanex, Chorum, Coherent, Corning, Fujitsu, Furukawa, Harmonic, Lightpath Technologies, Lucent, Motorola, New Focus, Nortel, Pirelli, SDL, Sumitomo Cement Opto Electronics Group and Tyco.

Patents and Proprietary Rights

Intellectual property rights that apply to our various products include patents, trade secrets and trademarks. Because of the rapidly changing technology and a broad distribution of patents in the optoelectronics industry, our intention is not to rely primarily on intellectual property rights to protect or establish our market position. We do not intend to broadly license our intellectual property rights unless we can obtain adequate consideration or enter into acceptable patent cross-license agreements. We hold approximately 375 U.S. patents and 383 Foreign patents.

Backlog

Backlog consists of written purchase orders for products for which we have assigned shipment dates within the following 12 months. As of June 30, 2000 our backlog was approximately $931 million including the backlog acquired from E-TEK as compared to a backlog of approximately $156 million at June 30, 1999. Orders in backlog are firm, but are subject to cancellation or rescheduling by the customer. Because of possible changes in product delivery schedules and cancellation of product orders and because our sales will often reflect orders shipped in the same quarter in which they are received, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. Certain of our customers have adopted "just in time" techniques with respect to ordering the Company's products, which will cause us to have shorter lead times for providing products. Such shorter lead times are likely to result in lower backlog.

Employees

At June 30, 2000, we had a total of approximately 19,000 full-time employees worldwide, including 1,540 in research, development and engineering, 545 in sales, marketing and service, approximately 15,886 in manufacturing, and 1,041in general management, administration and finance. We intend to hire additional personnel during the next 12 months in each of these areas. Our future success will depend in part on our ability to attract, train, retain and motivate highly qualified employees, who are in great demand. There can be no assurance that we will be successful in attracting and retaining such personnel. Except for our Netherlands and Germany operations, our employees are not represented by any collective bargaining organization. Most hourly and salaried employees in the Netherlands are represented by the Philips Collective Labor Agreement. We have never experienced a work stoppage, slowdown or strike. We consider our employee relations to be good.

Risk Factors

Difficulties We May Encounter Managing Our Growth Could Adversely Affect Our Results Of Operations

We have historically achieved growth through a combination of internally developed new products and acquisitions. Our growth strategy depends on our ability to continue developing new components, modules and other products for our customer base. However, along with internal new product development efforts as part of this strategy, we expect to continue to pursue acquisitions of other companies, technologies and complementary product lines. The success of each acquisition will depend upon:

    our ability to manufacture and sell the products of the businesses acquired;

    continued demand for these acquired products by our customers;
    our ability to integrate the acquired business' operations, products and personnel;

    our ability to retain key personnel of the acquired businesses; and

    our ability to expand our financial and management controls and reporting systems and procedures.

Difficulties In Integrating New Acquisitions Could Adversely Affect Our Business

Critical to the success of our growth is the ordered, efficient integration of acquired businesses into our organization and, with this end, we have in the past spent and continue to spend significant resources. If our integration efforts are unsuccessful, our businesses will suffer. We are the product of several substantial combinations, mergers and acquisitions, including, among others, the combination of Uniphase and JDS FITEL on June 30, 1999, and the acquisitions of OCLI on February 4, 2000 and E-TEK on June 30, 2000. Currently, we have a pending merger with SDL, Inc. which remains subject to stockholder and regulatory approvals. Each combination, merger and acquisition, presents unique product, marketing, research and development, facilities, information systems, accounting, personnel and other integration challenges. In the case of several of our acquisitions, including Uniphase Laser Enterprise in March 1997, Uniphase Netherlands in June 1998, and Cronos Integrated Microsystems, Inc. and Fujian Casix Laser, Inc. in April 2000, we acquired businesses that had previously been engaged primarily in research and development and that needed to make the transition from a research activity to a commercial business with sales and profit levels that are consistent with our overall financial goals. This transition is in its early stages at Cronos. It has also not yet been completed at Uniphase Netherlands, which continues to operate at higher expense levels and lower gross margins than those required to meet our profitability goals. Also, our information systems and those of the companies we acquired are often incompatible, requiring substantial upgrades to one or the other. Further, our current senior management is a combination of the prior senior management teams of Uniphase, JDS FITEL, and OCLI, several of whom have not previously worked with other members of management. Our integration efforts may not be successful, and may result in unanticipated operations problems, expenses and liabilities and the diversion of management attention. Consequently, our operating results would suffer.

We often incur substantial costs related to our combinations, mergers and acquisitions. For example, we have incurred direct costs associated with the combination of Uniphase and JDS FITEL of approximately $12 million, incurred approximately $8 million associated with the acquisition of OCLI and incurred approximately $92 million associated with the acquisition of E-TEK. We expect to continue to incur substantial costs relating to our pending merger SDL, Inc. We may incur additional material charges in subsequent quarters to reflect additional costs associated with these and other combinations and acquisitions which will be expensed as incurred.

If We Fail To Efficiently Integrate Our Sales And Marketing Forces, Our Sales Could Suffer

Our sales force is and will in the future be a combination of our sales force and the sale forces of the businesses we acquired, which must be effectively integrated for us to remain successful. Our combinations, mergers and acquisitions often result in sales forces differing in products sold, marketing channels used and sales cycles and models applied. Accordingly, we may experience disruption in sales and marketing in connection with our efforts to integrate our various sales and marketing forces, and we may be unable to efficiently or effectively correct such disruption or achieve our sales and marketing objectives if we fail in these efforts. Our sales personnel not accustomed to the different sales cycles and approaches required for products newly added to their portfolio may experience delays and difficulties in selling these newly added products. Furthermore, it may be difficult to retain key sales personnel. As a result we may fail to take full advantage of the combined sales forces' efforts, and one company's sales approach and distribution channels may be ineffective in promoting another entity's products, all of which may materially harm our business, financial condition or operating results.

We May Fail To Commercialize New Product Lines

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

Any Failure Of Our Information Technology Infrastructure Could Materially Harm Our Results Of Operations

Our success depends, among other things, upon the capacity, reliability and security of our information technology hardware and software infrastructure. Any failure relating to this infrastructure could significantly and adversely impact the results of our operations. In connection with our growth, we have identified the need to update our current information technology infrastructure and expect to incur significant costs relating to this upgrade. Among other things, we are currently unifying our manufacturing, accounting, sales and human resource data systems using an Oracle platform, expanding and upgrading our networks and integrating our voice communications systems.

We must continue to expand and adapt our system infrastructure to keep pace with our growth. Demands on infrastructure that exceed our current forecasts could result in technical difficulties. Upgrading the network infrastructure will require substantial financial, operational and management resources, the expenditure of which could affect the results of our operations. We may not successfully and in a timely manner upgrade and maintain our information technology infrastructure, and a failure to do so could materially harm our business, results of operations and financial condition.

We Are Subject To Manufacturing Difficulties

If We Do Not Achieve Acceptable Manufacturing Volumes, Yields Or Sufficient Product Reliability, Our Operating Results Could Suffer

The manufacture of our products involves highly complex and precise processes, requiring production in highly controlled and clean environments. Changes in our manufacturing processes or those of our suppliers, or their inadvertent use of defective or contaminated materials, could significantly reduce our manufacturing yields and product reliability. Because the majority of our manufacturing costs are relatively fixed, manufacturing yields are critical to our results of operations. Some of our divisions have in the past experienced lower than expected production yields, which could delay product shipments and impair gross margins. These divisions or any of our other manufacturing facilities may not maintain acceptable yields in the future.

For example, our existing JDS Uniphase Netherlands facility has not achieved acceptable manufacturing yields since the June 1998 acquisition, and there is continuing risk attendant to this facility and our manufacturing yields and costs. To the extent we do not achieve acceptable manufacturing yields or experience product shipment delays, our business, operating results and financial condition would be materially and adversely affected.

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

If Our Customers Do Not Qualify Our Manufacturing Lines For Volume Shipments, Our Operating Results Could Suffer

Customers will not purchase any of our products, other than limited numbers of evaluation units, prior to qualification of the manufacturing line for the product. Each new manufacturing line must go through varying levels of qualification with our customers. This qualification process determines whether the manufacturing line achieves the customers' quality, performance and reliability standards. Delays in qualification can cause a product to be dropped from a long term supply program and result in significant lost revenue opportunity over the term of that program. We may experience delays in obtaining customer qualification of our new facilities. If we fail in the timely qualification of these or other new manufacturing lines, our operating results and customer relationships would be adversely affected.

Our Operating Results Suffer As A Result Of Purchase Accounting Treatment, Primarily Due To The Impact Of Amortization Of Goodwill And Other Intangibles Originating From Acquisitions

Under U.S. generally accepted accounting principles that apply to us, we accounted for a number of business combinations using the purchase method of accounting. Under purchase accounting, we recorded the market value of our common shares and the exchangeable shares of our subsidiary, JDS Uniphase Canada Ltd., issued in connection with mergers and acquisitions with the fair value of the stock options assumed, which became options to purchase our common shares and the amount of direct transaction costs as the cost of acquiring these entities. That cost is allocated to the individual assets acquired and liabilities assumed, including various identifiable intangible assets such as in-process research and development, acquired technology, acquired trademarks and trade names and acquired workforce, based on their respective fair values. We allocated the excess of the purchase cost over the fair value of the net assets to goodwill.

The impact of purchase accounting on our operating results is significant. The following table reflects the impact of in-process research and development expense (in the quarter the acquisition closed) and the prospective quarterly/annual amortization of purchased intangibles attributable to our significant mergers and acquisitions that have closed in the past four quarters (in millions):

Entity	In-process Research and Development	Quarterly Amortization of Purchased Intangibles	Annual Amortization of Purchased Intangibles

EPITAXX, INC.	$ 16.7	$ 17.1	$ 68.2
OCLI	$ 84.1	$ 79.8	$ 319.1
E-TEK	$ 250.6	$ 851.1	$3,404.4

The impact of these mergers and acquisitions as well as other acquisitions consummated in the past five years resulted in amortization expense of $896.9 million for the fiscal year ended June 30, 2000 and is expected to result in amortization of $4.5 billion for the fiscal year ended June 30, 2001.

Additionally, we also incur other purchase accounting related costs and expenses in the period a particular transaction closes to reflect purchase accounting adjustments adversely impacting gross profit and costs of integrating new businesses or curtailing overlapping operations. Purchase accounting treatment of our mergers and acquisitions will result in a net loss for the foreseeable future, which could have a material and adverse effect on the market value of our stock.

Our Stock Price Fluctuates Substantially

The Unpredictability Of Our Quarterly Operating Results Could Cause Our Stock Price To Be Volatile Or Decline

We expect to continue to experience fluctuations in our quarterly results, which in the future may be significant and cause substantial fluctuations in the market price of our stock. All of the concerns we have discussed under "Risk Factors" could affect our operating results, including, among others:

    the timing of the receipt of product orders from a limited number of major customers;

    the loss of one or more of our major suppliers or customers;

    competitive pricing pressures;

    the costs associated with the acquisition or disposition of businesses;

    our ability to design, manufacture and ship technologically advanced products with satisfactory yields on a timely and cost-effective basis;

    the announcement and introduction of new products by us; and

    expenses associated with any intellectual property or other litigation.

In addition to concerns potentially affecting our operating results addressed elsewhere under "Risk Factors," the following factors may also influence our operating results:

    our product mix;

    the relative proportion of our domestic and international sales;

    the timing differences between when we incur expenses to increase our marketing and sales capabilities and when we realize benefits, if any, from such expenditures; and

    fluctuations in the foreign currencies of our foreign operations.

Furthermore, our sales often reflect orders shipped in the same quarter that they are received, which makes our sales vulnerable to short-term fluctuations in customer demand and difficult to predict. Also, customers may cancel or reschedule shipments, and production difficulties could delay shipments. In addition, we sell our telecommunications equipment products to OEMs who typically order in large quantities, and therefore, the timing of such sales may significantly affect our quarterly results. An OEM supplies system-level network products to telecommunications carriers and others and incorporates our products in these system-level products. The timing of such OEM sales can be affected by factors beyond our control, such as demand for the OEMs' products and manufacturing risks experienced by OEMs. In this regard, we have experienced rescheduling of orders by customers in each of our markets and may experience similar rescheduling in the future. As a result of all of these factors, our results from operations may vary significantly from quarter to quarter.

In addition to the effect of ongoing operations on quarterly results, acquisitions or dispositions of businesses, our products or technologies have in the past resulted in, and may in the future, result in reorganization of our operations, substantial charges or other expenses, which have caused, and may in the future, cause fluctuations in our quarterly operating results and cash flows.

Finally, our net revenues and operating results in future quarters may be below the expectations of public market securities analysts and investors. In such event, the price of our common stock and the exchangeable shares of our subsidiary, JDS Uniphase Canada Ltd., would likely decline, perhaps substantially.

Factors Other Than Our Quarterly Results Could Cause Our Stock Price To Be Volatile Or Decline

The market price of our common stock has been and, is likely to continue to be, highly volatile because of causes other than our historical quarterly results, such as:

    announcements by our competitors and customers of technological innovations or new products;
    developments with respect to patents or proprietary rights;
    governmental regulatory action; and
    general market conditions.

In addition, the stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies, which may cause the price of our stock to decline.

Our Sales Would Suffer If One Or More Of Our Key Customers Substantially Reduced Orders For Our Products

Our customer base is highly concentrated. Historically, orders from a relatively limited number of OEM customers accounted for a substantial portion of our net sales from telecommunications products. Two customers, Lucent and Nortel, each accounted for over 10% of our net sales for the quarter ended June 30, 2000. We expect that, for the foreseeable future, sales to a limited number of customers will continue to account for a high percentage of our net sales. Sales to any single customer may vary significantly from quarter to quarter. If current customers do not continue to place orders, we may not be able to replace these orders with new orders from new customers. In the telecommunications industry, our customers evaluate our products and competitive products for deployment in their telecommunications systems. Our failure to be selected by a customer for particular system projects can significantly impact our business, operating results and financial condition. Similarly, even if our customers select us, the failure of those customers to be selected as the primary suppliers for an overall system installation, could adversely affect us. Such fluctuations could materially harm our business, financial condition and operating results.

Interruptions Affecting Our Key Suppliers Could Disrupt Production, Compromise Our Product Quality And Adversely Affect Our Sales

We currently obtain various components included in the manufacture of our products from single or limited source suppliers. A disruption or loss of supplies from these companies or a price increase for these components would materially harm our results of operations, product quality and customer relationships. In addition, we currently utilize a sole source for the crystal semiconductor chip sets incorporated in our solid state microlaser products and acquire our pump diodes for use in our solid state laser products from Opto Power Corporation and GEC. We obtain lithium niobate wafers, gallium arsenide wafers, specialized fiber components and some lasers used in our telecommunications products primarily from Crystal Technology, Inc., Fujikura, Ltd., Philips Key Modules and Sumitomo, respectively. We do not have long-term or volume purchase agreements with any of these suppliers (other than for our passive products supplier described in this paragraph), and these components may not in the future be available in the quantities required by us, if at all.

We May Become Subject To Collective Bargaining Agreements

Our employees who are employed at manufacturing facilities located in North America are not bound by or party to any collective bargaining agreements with it. These employees may become bound by or party to one or more collective bargaining agreements with us in the future. Some of our employees outside of North America, particularly in the Netherlands and Germany, are subject to collective bargaining agreements. If, in the future, any such employees become bound by or party to any collective bargaining agreements, then our related costs and our flexibility with respect to managing our business operations involving such employees may be materially adversely affected.

Any Failure To Remain Competitive In Our Industry Would Impair Our Operating Results

If Our Business Operations Are Insufficient To Remain Competitive In Our Industry, Our Operating Results Could Suffer

The telecommunications and laser subsystems markets in which we sell our products are highly competitive. In all aspects of our business, we face intense competition from established competitors and the threat of future competition from new and emerging companies. Some of these competitors have substantially greater financial, engineering, manufacturing, marketing, service and support resources than we do and may have substantially greater name recognition, manufacturing expertise and capability and longer standing customer relationships than we do. Among these competitors are our customers. These customers are vertically integrated and either manufacture and/or are capable of manufacturing some or all of the products we sell to them. Finally, some of our customers have implemented and/or expanded their manufacturing capability for components they might otherwise purchase from us. To remain competitive, we believe it must maintain a substantial investment in research and development, expanding our manufacturing capability, marketing, and customer service and support. We may not compete successfully in all or some of our markets in the future, and we may not have sufficient resources to continue to make such investments, or we may not make the technological advances necessary to maintain our competitive position so that our products will receive industry acceptance. In addition, technological changes, manufacturing efficiencies or development efforts by our competitors may render our products or technologies obsolete or uncompetitive.

Fiber Optic Component Average Selling Prices Are Declining

Prices for telecommunications fiber optic components are generally declining because of, among other things, new and emerging fiber optic component and module suppliers, continued pricing pressure on optical suppliers, increased manufacturing efficiency, technological advances and greater unit volumes as telecommunications service providers continue to deploy fiber optic networks. We have in the past and may in the future experience substantial period to period fluctuations in average selling prices.

We anticipate that average selling prices will decrease in the future in response to technological advances, to product introductions by competitors and by us or to other factors, including price pressures from significant customers. Therefore, we must continue to (1) timely develop and introduce new products that incorporate features that can be sold at higher selling prices and (2) reduce our manufacturing costs. Failure to achieve any or all of the foregoing could cause our net sales and gross margins to decline, which may have a material adverse effect on our business, financial condition and operating results.

If We Fail To Attract And Retain Key Personnel, Our Business Could Suffer

Our future depends, in part, on our ability to attract and retain key personnel. Our former Chief Executive Officer resigned on May 17, 2000, and was replaced by the then Chief Operating Officer, Jozef Straus, who was the former Chief Executive Officer of JDS FITEL, which merged with Uniphase in 1999. In addition, our research and development efforts depend on hiring and retaining qualified engineers. Competition for highly skilled engineers is extremely intense, and we are currently experiencing difficulty in identifying and hiring qualified engineers in many areas of our business. We may not be able to hire and retain such personnel at compensation levels consistent with our existing compensation and salary structure. Our future also depends on the continued contributions of our executive officers and other key management and technical personnel, each of whom would be difficult to replace. We do not maintain a key person life insurance policy on our chief executive officer, our chief operating officer or any other officer. The loss of the services of one or more of our executive officers or key personnel or the inability to continue to attract qualified personnel could delay product development cycles or otherwise materially harm our business, financial condition and operating results.

Market Consolidation Has Created And Continues To Create Companies That Are Larger And Have Greater Resources Than Us

In the recent past, there have been a number of significant acquisitions announced among our competitors and customers, including:

    Lucent Technologies, Inc./Ortel Corporation;
    Corning Incorporated/NetOptix Corporation;
    Nortel Networks Corp./Xros, Inc.;
    Nortel Networks Corp./Core Tek, Inc.;
    Corning Incorporated/NZ Applied Technologies Corp.;
    Corning Incorporated/Oak Industries;
    Lucent Technologies, Inc./Chromatis Networks, Inc.; and
    Corning Incorporated/Optical Technologies (a division of Pirelli S.p.A.)

The effect on our operations that these completed and pending acquisitions, as well as future transactions, cannot be predicted with accuracy, but some of these competitors are aligned with companies that are larger or better established than us. As a result, these competitors may have access to greater financial, marketing and technical resources than us. Consolidation of these and other companies may also disrupt our marketing and sales efforts.

We Face Risks Related To Our International Operations And Sales

Our customers are located throughout the world. In addition, we have significant offshore operations, including manufacturing facilities, sales personnel and customer support operations. Our operations outside of North America include facilities in Great Britain, Switzerland, the Netherlands, Germany, Australia, the People's Republic of China and Taiwan, ROC.

Our international presence exposes us to risks not faced by wholly-domestic companies. Specifically, we face the following risks, among others:

International sales are subject to inherent risks, including:

    unexpected changes in regulatory requirements;
    tariffs and other trade barriers;
    political, legal and economic instability in foreign markets, particularly in those markets in which we maintain manufacturing and research facilities;
    difficulties in staffing and management;
    language and cultural barriers;
    seasonal reductions in business activities in the summer months in Europe and some other countries;
    integration of foreign operations;
    longer payment cycles;
    greater difficulty in accounts receivable collection;
    currency fluctuations; and
    potentially adverse tax consequences.

Net sales to customers outside of North America accounted for approximately 23%, 40% and 38% of our net sales in 2000, 1999 and 1998, respectively. We expect that sales to customers outside of North America will continue to account for a significant portion of our net sales. We continue to expand our operations outside of the United States and to enter additional international markets, both of which will require significant management attention and financial resources.

Since a significant portion of our foreign sales are denominated in U.S. dollars, our products may also become less price competitive in countries in which local currencies decline in value relative to the U.S. dollar. Our business and operating results may also be materially and adversely affected by lower sales levels that typically occur during the summer months in Europe and some other overseas markets. Furthermore, the sales of many of our OEM customers depend on international sales and consequently further exposes us to the risks associated with such international sales.

If We Have Insufficient Proprietary Rights Or If We Fail To Protect Those We Have, Our Business Would Be Materially Impaired

We May Not Obtain The Intellectual Property Rights We Require

Numerous patents in the industries in which we operate are held by others, including academic institutions and our competitors. We may seek to acquire license rights to these or other patents or other intellectual property to the extent necessary for our business. Unless we are able to obtain such licenses on commercially reasonable terms, patents or other intellectual property held by others could inhibit our development of new products for our markets. While in the past licenses generally have been available to us where third-party technology was necessary or useful for the development or production of their products, in the future licenses to third-party technology may not be available on commercially reasonable terms, if at all. Generally, a license, if granted, includes payments by us of up-front fees, ongoing royalties or a combination thereof. Such royalty or other terms could have a significant adverse impact on our operating results. We are a licensee of a number of third-party technologies and intellectual property rights and are required to pay royalties to these third-party licensors on some of our telecommunications products and laser subsystems.

Our Products May Be Subject To Claims That They Infringe The Intellectual Property Rights Of Others

The industry in which we operate experiences periodic claims of patent infringement or other intellectual property rights. We have in the past and may from time to time in the future receive notices from third parties claiming that our products infringe upon third-party proprietary rights. Any litigation to determine the validity of any third-party claims, regardless of the merit of these claims, could result in significant expense to us and divert the efforts of our technical and management personnel, whether or not we are successful in such litigation. If we are unsuccessful in any such litigation, we could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology that is the subject of the litigation. The Company is currently a defendant in litigation claiming damages for infringement of an expired wafer fabrication patent. We may not be successful in such development or such licenses may not be available on terms acceptable to us, if at all. Without such a license, we could be enjoined from future sales of the infringing product or products. We are currently a party to various claims regarding intellectual property rights, none of which are expected to have a material adverse effect on our business.

Our Intellectual Property Rights May Not Be Adequately Protected

Our future depends in part upon our intellectual property, including trade secrets, know-how and continuing technological innovation. We currently hold numerous U.S. patents on products or processes and corresponding foreign patents and have applications for some patents currently pending. The steps taken by us to protect our intellectual property may not adequately prevent misappropriation or ensure that others will not develop competitive technologies or products. Other companies may be investigating or developing other technologies that are similar to our own. It is possible that patents may not be issued from any application pending or filed by us and, if patents do issue, the claims allowed may not be sufficiently broad to deter or prohibit others from marketing similar products. Any patents issued to us may be challenged, invalidated or circumvented. Further, the rights under our patents may not provide a competitive advantage to us. In addition, the laws of some territories in which our products are or may be developed, manufactured or sold, including Asia, Europe or Latin America, may not protect our products and intellectual property rights to the same extent as the laws of the United States.

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

If We Fail To Obtain Additional Capital At The Times, In The Amounts And Upon The Terms Required, Our Business Could Suffer

We are devoting substantial resources for new facilities and equipment to the production of our products. Although we believe existing cash balances, cash flow from operations, available lines of credit, and proceeds from the realization of investments in other businesses will be sufficient to meet our capital requirements at least for the next 12 months, we may be required to seek additional equity or debt financing to compete effectively in these markets. We cannot precisely determine the timing and amount of such capital requirements and will depend on several factors, including our acquisitions and the demand for our products and products under development. Such additional financing may not be available when needed, or, if available, may not be on terms satisfactory to us.

Our Currently Outstanding Preferred Stock And Our Ability To Issue Additional Preferred Stock Could Impair The Rights Of Our Common Stockholders

Our board of directors has the authority to issue up to 799,999 shares of undesignated preferred stock and to determine the powers, preferences and rights and the qualifications, limitations or restrictions granted to or imposed upon any wholly unissued shares of undesignated preferred stock and to fix the number of shares constituting any series and the designation of such series, without the consent of our stockholders. The preferred stock could be issued with voting, liquidation, dividend and other rights superior to those of the holders of common stock. The issuance of preferred stock under some circumstances could have the effect of delaying, deferring or preventing a change in control. Each outstanding share of our common stock includes one-eighth of a right. Each right entitles the registered holder, subject to the terms of the rights agreement, to purchase from us one unit, equal to one one-thousandth of a share of series B preferred stock, at a purchase price of $600 per unit, subject to adjustment, for each share of common stock held by the holder. The rights are attached to all certificates representing outstanding shares of our common stock, and no separate rights certificates have been distributed. The purchase price is payable in cash or by certified or bank check or money order payable to our order. The description and terms of the rights are set forth in a rights agreement between us and American Stock Transfer & Trust Company, as rights agent, dated as of June 22, 1998, as amended from time to time.

Some provisions contained in the rights plan, and in the equivalent rights plan that our subsidiary, JDS Uniphase Canada Ltd., has adopted with respect to our exchangeable shares, may have the effect of discouraging a third party from making an acquisition proposal for us and may thereby inhibit a change in control. For example, such provisions may deter tender offers for shares of common stock or exchangeable shares which offers may be attractive to the stockholders, or deter purchases of large blocks of common stock or exchangeable shares, thereby limiting the opportunity for stockholders to receive a premium for their shares of common stock or exchangeable shares over the then-prevailing market prices.

Some Anti-Takeover Provisions Contained In Our Charter And Under Delaware Law Could Impair A Takeover Attempt

We Are subject to the provisions of Section 203 of the Delaware General Corporation Law prohibiting, under some circumstances, publicly-held Delaware corporations from engaging in business combinations with some stockholders for a specified period of time without the approval of the holders of substantially all of our outstanding voting stock. Such provisions could delay or impede the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving us, even if such events could be beneficial, in the short term, to the interests of the stockholders. In addition, such provisions could limit the price that some investors might be willing to pay in the future for shares of our common stock. Our certificate of incorporation and bylaws contain provisions relating to the limitations of liability and indemnification of our directors and officers, dividing our board of directors into three classes of directors serving three-year terms and providing that our stockholders can take action only at a duly called annual or special meeting of stockholders. These provisions also may have the effect of deterring hostile takeovers or delaying changes in control or management of us.

Forward-Looking Statements

Statements contained in this Annual Report on Form 10-K which are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. A forward-looking statement may contain words such as "plans," "hopes," "believes," "estimates," "will continue to be," "will be," "continue to," "expect to," "anticipate that," " to be" or "can impact." These forward-looking statements include statements relating to our expectations as to:

  the timing of our proposed acquisition of SDL and the likelihood of governmental or stockholder approval thereof, the cost to complete our acquired in-process research and development and the expected amortization of such costs, the amount (both in absolute dollars and as a percentage of net sales) of our expenditures for research and development, selling, general and administrative and capital acquisitions and improvements, the sufficiency of existing cash balances and investments, together with cash flow from operations and available lines of credit to meet our liquidity and capital spending requirements at least through the next 12 months, the development costs, anticipated completion, introduction and projected revenues from new and developing products and technologies including the Thermo Optic Waveguide Attenuator, Solid State Switch, WDM EDFA, WDM laser direct modulation, the Submount and RWG series products, CATV technologies, MEMS Devices, High Speed Modulators, High Speed Receivers and Transceivers, and Optical Network Monitors,
  costs associated with prior, pending and future acquisitions and plans relating thereto, fluctuations in our quarterly results and the price of our common stock, expansion of our worldwide manufacturing capacity,
  the growing complexity of network systems used in fiber optic telecommunications and cable television networks and the resulting demand for components and modules, the reduction in the number of suppliers for components used by optical networks, increasing demand for higher levels of integration in optoelectronic and optical products, increasing demand for our products,
  our plans to hire additional personnel in the near future, our plans with respect to the licensing of our intellectual property rights, the expectation that sales to a limited number of customers will continue to account for a high percentage of our net revenues, the expectation that a significant portion of our net sales will be to customers outside of North America and expectations of market growth.

Management cautions that forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in such forward-looking statements. These risks and uncertainties include the risk that the proposed SDL acquisition will not be completed,
  R&D expenditures will be materially greater or less than those expected, funds will be insufficient to meet our liquidity and capital resources requirements through the next 12 months, development costs, anticipated completion, introduction and projected revenues from new and developing products and technologies may be materially different than anticipated and future acquisitions may not be completed as expected, or at all.

Further, our future business, financial condition and results of operations could differ materially from those anticipated by such forward- looking statements and are subject to risks and uncertainties including the risks set forth above. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform such statements to actual results or to changes in our expectations.

Item 2. Properties

Our principal offices are located in San Jose, California and Nepean, Ontario. We own five properties in San Jose, California, totaling 289,000 square feet, of which 20,000 is leased to a third party through May 2001. We also lease approximately 237,000 square feet of various other facilities, which expire on various dates from December 2000 through March 2007. These properties include land, buildings and improvements. We manufacture both fiberoptic components and modules and certain grating-based modules at four of these properties, and commercial lasers at the remaining location. Our principal sales, marketing, technical support, administration, and research and development operations also occupy these facilities.

We manufacture passive components and modules, amplifiers, and instruments at our three owned facilities in Nepean, Ontario. These three facilities total approximately 600,000 square feet. We also lease approximately 539,000 square feet of various other facilities that expire on various dates through 2005. An additional 412,000 square feet of owned manufacturing and office space is under construction with occupancy estimated in November 2000 and September 2001.

We also own a 75 acre site in Santa Rosa, California totaling 490,000 square feet of office space, manufacturing, engineering, and research and development facilities for our thin film filter products. We also lease an additional 93,000 square feet for our polymer optical products, which expire on various dates from July 2000 through December 2002.

Our facilities for our telecommunications equipment products occupy three leased buildings of 33,750, 57,500 and 60,000 square feet in Bloomfield, Connecticut, where our modulator products are manufactured and three leased buildings of 37,500, 80,000, and 46,500 square feet in Chalfont, Pennsylvania where our transmitter products are manufactured. The Bloomfield leases expire on various dates from July 2002 through November 2009 and the Chalfont leases expire on various dates from January 2002 through August 2008. We lease a 98,000 square foot facility in Trenton, New Jersey, a 17,000 square foot facility in Freehold, New Jersey, an 84,000 square foot facility in Asbury, New Jersey and a 20,000 square foot facility in Mountain Lakes, New Jersey. The Trenton facility manufactures high-speed, Indium Gallium Arsenide (InGaAs) receivers and monitors for fiberoptic communications. The Freehold site is primarily a research, development, and engineering facility, which produces passive components and optical amplifiers. The Asbury and Mountain Lakes facilities are primarily sales and marketing offices.

We own a 23,000 square foot building located in Fuzhou, China. In addition we are leasing two buildings in Shenzen, China, one building in Shunde, China, one building in Beijing, China and four buildings in Taipei, Taiwan, totaling approximately 84,000, 35,000, 23,000 and 46,000 square feet, respectively. We manufacture crystals, fiberoptic components, optics, isolators, couplers, and other WDM component products at these facilities.

We lease a 46,000 square foot facility in Yamton, United Kingdom, a 16,500 square foot facility in Whitney, United Kingdom and a 20,000 square foot facility in Plymouth, United Kingdom for our fiberoptic component packaging plant. Leases for the Yamton, Whitney and Plymouth facilities expire in July 2015, December 2013 and December 2004, respectively. We also lease manufacturing facilities in Torquay, United Kingdom and Plymouth, United Kingdom. These leases on these 20,000 and 42,000 square foot facilities expire in February 2005 and August 2023, respectively. We manufacture analog metering products, high-specification pump WDMs and tap couplers and gain flattening products at these facilities. We lease four buildings of 66,000, 66,000, 45,500 and 18,000 square feet in Eindhoven, the Netherlands, which expire from May 2003 through June 2018. The Eindhoven facility primarily manufactures source lasers, EA modulators, multimedia lasers and CATV receivers. We also occupy 98,000 square feet of manufacturing, engineering and office space in Zurich, Switzerland that is leased through 2012. The Zurich facility primarily manufactures pump lasers.

In addition, we lease various small offices and manufacturing facilities throughout the United States and on a worldwide basis. For additional information regarding our obligations under leases, see Note 5 "Lease Commitments" of Notes to Consolidated Financial Statements of our Current Report on Form 8-K filed with the SEC on September 1, 2000, which is hereby incorporated by reference.

Item 3. Legal Proceedings

In the ordinary course of business, various lawsuits and claims are filed against us. While the outcome of these matters is currently not determinable, management believes that the ultimate resolution of these matters will not have a material adverse effect on our financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

At September 20, 2000, we had approximately 4,214 holders of record of our common stock and Exchangeable shares. We had 783,916,401 Common Shares and 173,904,237 Exchangeable Shares outstanding on The Nasdaq National Market and The Toronto Stock Exchange, respectively. Holders of Exchangeable Shares may tender their holdings for common stock on a one-for-one basis at any time. The closing price on September 20, 2000 for the Common Stock and the Exchangeable Shares was $107.13 and Canadian $158.50, respectively. We have not paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The following high and low closing sale prices indicated for our Common Stock are as reported on the Nasdaq National Market during each of the quarters indicated. The prices in the following table have been adjusted to reflect all previous stock dividends and splits through the date of this Annual Report on Form 10-K

                                            High            Low
                                       -------------- --------------
Fiscal 2000 Quarter Ended:
     June 30.......................... $     131.190  $      73.130
     March 31......................... $     153.420  $      74.500
     December 31...................... $      88.750  $      28.000
     September 30..................... $      30.370  $      19.310

Fiscal 1999 Quarter Ended:
     June 30.......................... $      20.899  $      12.813
     March 31......................... $      14.391  $       7.938
     December 31...................... $       8.672  $       4.297
     September 30..................... $       7.875  $       4.703

On August 4, 1999, the Company completed an underwritten public offering of shares of common stock and a concurrent private offering of Exchangeable Shares of its wholly-owned subsidiary, JDS Uniphase Canada Ltd. The underwritten public offering related to 37.0 million shares of common stock at a price of US $20.656 per share of which 28.1 million shares were sold by the Company and 8.9 million shares were sold by certain stockholders of JDS Uniphase. The Exchangeable Share offering consisted of 2.2 million Exchangeable Shares sold by JDS Uniphase Canada Ltd. and 0.8 million Exchangeable Shares sold by certain stockholders of JDS Uniphase Canada Ltd. The net proceeds to the Company from both offerings, which are being used for general corporate purposes, aggregated approximately $600 million. On August 25, 1999, the Company received additional proceeds of approximately $110 million from the sale of an additional 5.6 million shares of common stock as a result of the underwriters exercising their over-allotment option in the public offering.

In August 1999, the Company acquired AFC Technologies, Inc for $22.0 million in cash and 674,468 Exchangeable Shares of its subsidiary, JDS Uniphase Canada Ltd., each of which is exchangeable at the option of the holder for one share of common stock. The total value of the securities issued was $17.5 million. The issuance of the Exchangeable Shares was exempt from registration pursuant to Regulation S promulgated under the Securities Act of 1933, as amended. The stock was issued to former stockholders of AFC Technologies, Inc.

In October 1999, the Company acquired Ramar Corporation for $1.0 million in cash and $3.5 million of convertible debt. Such convertible debt was issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The convertible debt is composed of $2.5 million of aggregated demand obligations and two performance-based instruments totaling $1.0 million that become due upon achieving certain milestones over the ensuing 12 months. The convertible debt bears interest at 5.54% and the principal can be exchanged for newly issued shares of JDS Uniphase common stock at a price of $27.961 per share. The convertible debt is unsecured.

In November 1999, the Company acquired EPITAXX, Inc. for $9.3 million in cash and 9.0 million shares of the Company's common stock valued at approximately $429.5 million. The issuance of the common stock was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The stock was issued to former shareholders of EPITAXX.

In December 1999, the Company amended its Certificate of Incorporation to increase the number of authorized shares of Common Stock from 300,000,000 shares to 600,000,000.

In December 1999, the Company acquired Oprel Technologies, Inc. for $9.3 million in cash and 190,916 Exchangeable Shares of its subsidiary, JDS Uniphase Canada Ltd., each of which is exchangeable at the option of the holder for one share of common stock. The total value of the securities issued was $11.7 million. The issuance of the Exchangeable Shares was exempt from registration pursuant to Regulation S promulgated under the Securities Act of 1933, as amended. The stock was issued to former stockholders of Oprel Technologies, Inc.

In December 1999, the Company issued 43,568 shares of common stock in exchange for $0.3 million of convertible debt issued in connection with its purchase in 1998 of certain assets from Chassis Engineering, Inc.

In March 2000, the Company amended its Certificate of Incorporation to increase the number of authorized shares of Common Stock from 600,000,000 shares to 3,000,000,000.

In April 2000, the Company acquired Cronos Integrated Microsystems, Inc. for 6.3 million shares of the Company's common stock, valued at $548.5 million. The issuance of the common stock was exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended. The stock was issued to former shareholders of Cronos.

.

In June 2000, the Company acquired E-TEK Dynamics, Inc. for, among other things, 848,166 Exchangeable Shares of its subsidiary, JDS Uniphase Canada Ltd., each of which is exchangeable at the option of the holder for one share of common stock, valued at $86.8 million. The issuance of the Exchangeable Shares was exempt from registration pursuant to Regulation S promulgated under the Securities Act of 1933, as amended. The stock was issued to former stockholders of E-TEK.

Item 6. Selected Financial Data

FINANCIAL HIGHLIGHTS

Selected Financial Data

(in millions, except per share amounts)

Years Ended June 30,                2000 (2)(3)  1999 (4)      1998        1997        1996
                                   ----------- ----------- ----------- ----------- -----------
Consolidated Statement of
  Operations Data:

Net sales......................... $  1,430.4  $    282.8  $    185.2  $    113.2  $     73.7
Amortization of purchased
  intangibles..................... $    896.9  $     15.7  $      5.6  $      1.8  $    169.0
Acquired in-process
  research and development........ $    360.7  $    210.4  $     40.3  $     33.3  $      4.5
Merger and other costs (1)........ $     --    $      6.8  $     --    $     --    $     --
Income (loss) from operations..... $   (865.1) $   (153.2) $    (11.5) $    (15.8) $      5.8
Net income (loss)................. $   (904.7) $   (171.1) $    (19.6) $    (17.8) $      3.2
Earnings (loss) per share (5):
  Basic........................... $    (1.27) $    (0.54) $    (0.07) $    (0.07) $     0.02
  Dilutive........................ $    (1.27) $    (0.54) $    (0.07) $    (0.07) $     0.01
Shares used in per share
  calculation (5):
    Basic.........................      710.9       318.2       283.6       269.5       204.5
    Dilutive......................      710.9       318.2       283.6       269.5       223.3

At June 30,                            2000        1999        1998        1997        1996
                                   ----------- ----------- ----------- ----------- -----------
Consolidated Balance Sheet Data:
Working capital................... $  1,325.7  $    314.8  $    121.4  $    110.2  $    132.2
Total assets...................... $ 26,389.1  $  4,096.1  $    332.9  $    180.7  $    175.7
Long-term obligations............. $     61.2  $      9.8  $      5.7  $      2.5  $      7.1
Total stockholders' equity........ $ 24,778.6  $  3,619.3  $    280.0  $    152.0  $    154.8
  Results of operations include $5,877,000 of costs and expenses attributable to the pooling of interests transaction with Uniphase Broadband Products, and $882,000 loss on sale of the Ultrapointe Systems assets in fiscal 1999.
  JDS Uniphase merged with Optical Coating Laboratory, Inc. (OCLI) on February 4, 2000 in a transaction accounted for as a purchase. The consolidated statement of operations and other data for the year ended June 30, 2000 and the consolidated balance sheet data as of June 30, 2000 include the results of operations subsequent to February 4, 2000 and financial position, respectively, of OCLI.
  JDS Uniphase merged with E-TEK Dynamics, Inc. (E-TEK) on June 30, 2000 in a transaction accounted for as a purchase. The consolidated balance sheet data as of June 30, 2000 includes the financial position of E-TEK.
  Uniphase merged with JDS FITEL effective June 30, 1999 in a transaction accounted for as a purchase. The consolidated statement of operations and other data for the year ended June 30, 2000 and the consolidated balance sheet data as of June 30, 2000 and 1999 include the results of operations and financial position, respectively, of JDS FITEL.
  Share and per share amounts for all historical periods have been restated to reflect the two separate two-for-one stock splits for stockholders of record as of December 22, 1999 and March 2, 2000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item is included in Item 7(c)(1) of the Company's Current Report on Form 8-K filed with the SEC on September 1, 2000 and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosure About Market Risks

The information required by this Item is included in Item 7(c)(1) of the Company's Current Report on Form 8-K filed with the SEC on September 1, 2000 and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The information required by this Item is included in Item 7(c)(1) of the Company's Current Report on Form 8-K filed with the SEC on September 1, 2000 and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10. Directors, Executive Officers and Other Officers of the Registrant

The information required by this Item is included in the Proposal One: Elections of Directors, Directors and Executive Officers, and Section 16(a) Beneficial Ownership Reporting Compliance sections of the Company's Proxy Statement to be filed in connection with the Company's 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item is included in the Executive Compensation and Related Information sections of the Company's Proxy Statement to be filed in connection with the Company's 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is included in the Security Ownership of Certain Beneficial Owners and Management section of the Company's Proxy Statement to be filed in connection with the Company's 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information required by this Item is included in the Compensation Committee Interlocks and Insider Participation and Certain Transactions sections of the Company's Proxy Statement to be filed in connection with the Company's 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) Financial Statements

The following index reflects the "Index to Financial Statements and Financial Statement Schedules," included in the Company's Current Report on Form 8-K, filed with the SEC on September 1, 2000.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Report of Ernst & Young LLP, Independent Auditors

Consolidated Statements of Operations - Years ended June 30,

2000, 1999 and 1998

Consolidated Balance Sheets - June 30, 2000 and 1999

Consolidated Statements of Stockholders' Equity - Years ended

June 30, 2000, 1999 and 1998

Consolidated Statements of Cash Flows - Years ended June 30,

2000, 1999 and 1998

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

The information required by this Item is included in Item 7(c)(2) of the Company's Current Report on Form 8-K filed with the SEC on September 1, 2000 and is incorporated herein by reference. All other financial statement schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Company's consolidated financial statements set forth in Item 7(c)(1) of the Company's Current Report on Form 8-K filed with the SEC on September 1, 2000 and is incorporated herein by reference.

(a)(3) Exhibits

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as a part of this annual report.

(b) Reports on Form 8-K

The Company filed two reports on Form 8-K/A during the fourth quarter ended June 30, 2000. Information regarding the items reported on is as follows:
Date	Item Reported On

May 22, 2000	Unaudited Pro forma Condensed Combined Consolidated Statement of Operations for JDS Uniphase and Optical Coating Laboratory, Inc. Combined for the Nine Months ended March 31, 2000.
May 31, 2000	Consolidated Financial Statements for Optical Coating Laboratory, Inc. Combined for the Quarter ended March 31, 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 28, 2000                      JDS UNIPHASE CORPORATION

                                          By:    /s/ ANTHONY R. MULLER

                                            ------------------------------------
                                                     Anthony R. Muller
                                                     Executive Vice
                                                     President and CFO

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jozef Straus, Ph. D and Anthony R. Muller, and each of them, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in- fact, or his substitute or substitutes, may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                        Title                       Date
--------------------------  --------------------------------  ------------------
  /s/ JOZEF STRAUS, PH.D    Co-Chairman and Chief Executive   September 28, 2000
--------------------------  Officer (Principal Executive
  Jozef Straus, Ph.D        Officer)

  /s/ ANTHONY R. MULLER     Executive Vice President,         September 28, 2000
--------------------------  Chief Financial Officer and
  Anthony R. Muller         Secretary (Principal Financial
                            and Accounting Officer)

  /s/ MARTIN A. KAPLAN      Co-Chairman                       September 28, 2000
--------------------------
  Martin A. Kaplan

  /s/ BRUCE D. DAY          Director                          September 28, 2000
--------------------------
  Bruce D. Day

  /s/ ROBERT E. ENOS        Director                          September 28, 2000
--------------------------
  Robert E. Enos

  /s/ JOHN A. MACNAUGHTON   Director                          September 28, 2000
--------------------------
  John A. MacNaughton

  /s/ WILSON SIBBETT, PH.D  Director                          September 28, 2000
--------------------------
  Wilson Sibbett, Ph.D.

  /s/ CASIMIR S. SKRZYPCZAK Director                          September 28, 2000
--------------------------
  Casimir S. Skrzypczak

  /s/ PETER GUGLIELMI       Director                          September 28, 2000
--------------------------
  Peter Guglielmi

  /s/ WILLIAM J. SINCLAIR   Director                          September 28, 2000
--------------------------
  William J. Sinclair

  /s/ DONALD J. LISTWIN     Director                          September 28, 2000
--------------------------
  Donald J. Listwin

JDS UNIPHASE CORPORATION
Annual Report on Form 10-K
for the fiscal year ended June 30, 2000

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(2)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.
3.3(3)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.
3.4(4)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.
3.5(4)	Certificate of Designation.
3.6(2)	Certificate of Designation.
3.7(5)	Certificate of Designation.
3.8(6)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.
3.9(6)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.
3.10 (7)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.
3.11	Bylaws of the Registrant, as amended.
4.1 (8)	Third Amended and Restated Rights Agreement
4.1 (9)	Exchangeable Share Provisions attaching to the exchangeable shares of JDS Uniphase Canada Ltd. (formerly 3506967 Canada Inc.).
4.2 (10)	Voting and Exchange Trust Agreement dated as of July 6, 1999 between Registrant, JDS Uniphase Canada Ltd. and CIBC Mellon Trust Company.
4.3 (10)	Exchangeable Share Support Agreement dated as of July 6, 1999 between Registrant, JDS Uniphase Canada Ltd. and JDS Uniphase Nova Scotia Company.
4.4 (10)	JDS Uniphase Canada Ltd. Rights Agreement dated as of June 30, 1999 between the JDS Uniphase Canada Ltd. and CIBC Mellon Trust Company.
4.5 (10)	Registration Rights Agreement dated as of July 6, 1999 between Registrant, JDS Uniphase Canada Ltd. and The Furukawa Electric Co., Ltd.
10.1 (11)	Amended and Restated 1993 Flexible Stock Incentive Plan.
10.2 (12)	Stockholder Agreement dated as of June 9, 1998, by and between Uniphase Corporation, and Koninklijke Philips Electronics N.V.
10.3 (12)	Series A Preferred Conversion and Redemption Agreement dated as of June 9, 1998, by and between Uniphase Corporation and Koninklijke Philips Electronics N.V.
10.4 (13)	1998 Employee Stock Purchase Plan.
10.5 (10)	Support Agreement dated as of April 29, 1999, by and among Uniphase Corporation, 3506967 Canada Inc., The Furukawa Electric Company, Ltd., and JDS FITEL Inc.
10.6 (14)	Employment Agreement for Russ Johnson
10.7 (14)	Employment Agreement for Frederick Leonberger
10.8 (14)	Employment Agreement for Dan E. Pettit
10.9 (14)	Employment Agreement for Anthony R. Muller
10.10 (14)	Employment Agreement for Kevin N. Kalkhoven
10.11	Retention and Change of Control Agreement for Jozef Straus, Ph.D
10.12	Retention and Change of Control Agreement for M. Zita Cobb
10.13	First Amendment to Employment Agreement for Kevin Kalkhoven
21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP, Independent auditors.
24.1	Powers of Attorney (See Page 29).
27.1	Financial Data Schedule for the year ended June 30, 2000.

(1) Incorporated by reference to the exhibits filed with the Registrant's registration statement on Form S-1, which was declared effective November 17, 1993.

(2) Incorporated by reference to exhibits 3.1 and 4.1 to the Company's Registration Statement on Form S-3 filed July 14, 1999.

(3) Incorporated by reference to exhibit 3.(i)(b)(2) to the Company's Report on Form 10-Q for the period ending December 31, 1998.

(4) Incorporated by reference to exhibits 3.(i)(c) and 3.(i)(d) to the Company's Report of Form 10-K filed September 28, 1998.

(5) Incorporated by reference to exhibit 10.3 to the Company's current Report on Form 8-K filed June 24, 1998.

(6) Incorporated by reference to exhibits 3.8 and 3.9 to the Company's Report of Form 10-Q for the period ending December 31, 1999

(7) Incorporated by reference to the exhibit filed with the Registrant's quarterly report on Form 10-Q for the period ended March 31, 2000

(8) Incorporated by reference to Registrant's Registration Statement on Form 8-A 12G/A filed on June 30, 1999.

(9) Incorporated by reference to Registrant's definitive Proxy Statement on Schedule 14A filed on June 2, 1999.

(10) Incorporated by reference to the exhibits filed with the Registrant's annual report on Form 10-K for the period ended June 30, 1999.

(11) Incorporated by reference to exhibits filed with the Registrant's registration statement on form S-8, file number 33-31722 filed with the Securities and Exchange Commission on February 27, 1996.

(12) Incorporated by reference to the exhibit to the Company's Current Report on Form 8-K filed June 24, 1998.

(13) Incorporated by reference to the exhibit to the Company's Annual Report on Form 10-K filed September 28, 1998.

(14) Incorporated by reference to the exhibit filed with the Registrant's quarterly report on Form 10-Q for the period ended September 30, 1999.