Form 10-Q
period 2000-09-30
JDS UNIPHASE CORP /CA/
filed 2000-11-14
CIK 912093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Number of shares of Common Stock outstanding as of the latest practicable date, October 31, 2000: 961,537,397, including 173,904,237 Exchangeable Shares of JDS Uniphase Canada Ltd., each of which are exchangeable at any time into Common Stock on a one-for-one basis, entitle their holders to dividend and other rights economically equivalent to those of the Common Stock, and through a voting trust, vote at meetings of stockholders of the Registrant.

JDS UNIPHASE CORPORATION
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited):

Condensed Consolidated Statements of Operations Three months ended September 30, 2000 and 1999

Condensed Consolidated Balance Sheets September 30, 2000 and June 30, 2000

Condensed Consolidated Statements of Cash Flows Three months ended September 30, 2000 and 1999

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

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

JDS UNIPHASE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)
(Unaudited)

                                             Three Months Ended
                                                September 30,
                                            --------- ----------
                                                2000       1999
                                            ---------  ---------
Net sales................................. $   786.5  $   230.1
Cost of sales.............................     436.7      125.2
                                            ---------  ---------
  Gross profit............................     349.8      104.9
                                            ---------  ---------

Operating expenses:
  Research and development................      62.4       17.2
  Selling, general and administrative.....     116.2       27.9
  Amortization of purchased
    intangibles...........................   1,107.4      172.9
  Acquired in-process research and
    development...........................       8.9       --
                                            ---------  ---------
Total operating expenses..................   1,294.9      218.0
                                            ---------  ---------
Loss from operations......................    (945.1)    (113.1)
Activity related to equity interests
  in certain investments..................     (41.2)      --
Interest and other income, net............      13.6        5.5
                                            ---------  ---------
  Loss before income taxes................    (972.7)    (107.6)
Income tax expense........................      43.9        6.3
                                            ---------  ---------
Net loss.................................. $(1,016.6) $  (113.9)
                                            =========  =========

Basic and dilutive loss per share......... $   (1.07) $   (0.17)
                                            =========  =========
Shares used in per share calculation:

Basic and dilutive........................     946.6      673.9
                                            =========  =========

See accompanying notes to condensed consolidated financial statements.

JDS UNIPHASE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)

                                                    September 30,   June 30,
                                                       2000          2000
                                                    ------------  ------------
                                                    (unaudited)

ASSETS
   Cash and cash equivalents...................... $      213.3  $      319.0
   Short-term investments.........................        931.6         795.3
   Accounts receivable, less allowances for
     returns and doubtful accounts of $10.0 at
     September 30, 2000 and $8.2 at June 30, 2000.        493.8         381.6
   Inventories....................................        394.5         375.4
   Deferred income taxes..........................         66.4          62.4
   Other current assets...........................         38.8          39.2
                                                    ------------  ------------
      Total current assets........................      2,138.4       1,972.9
Property, plant, and equipment, net...............        770.5         670.7
Deferred income taxes.............................        702.7         642.7
Intangible assets, including goodwill, net........     21,082.0      22,337.8
Long-term investments.............................        939.8         760.9
Other assets......................................         34.6           4.1
                                                    ------------  ------------
      Total assets................................ $   25,668.0  $   26,389.1
                                                    ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable............................... $      161.2  $      195.2
   Accrued payroll and related expenses...........        110.5          98.8
   Income taxes payable...........................         66.5         108.6
   Accrued expenses and other current liabilities.        237.7         244.6
                                                    ------------  ------------
      Total current liabilities...................        575.9         647.2

Deferred income taxes.............................        955.4         902.1
Accrued pension and other non-current liabilites..         20.3          20.2
Long-term debt....................................         31.3          41.0

Stockholders' equity:
   Preferred stock................................         --            --
   Common stock and additional paid-in capital....     26,238.3      25,898.3
   Accumulated deficit............................     (2,119.2)     (1,102.5)
   Accumulated other comprehensive loss...........        (34.0)        (17.2)
                                                    ------------  ------------
      Total stockholders' equity..................     24,085.1      24,778.6
                                                    ------------  ------------
      Total liabilities and stockholders' equity.. $   25,668.0  $   26,389.1
                                                    ============  ============

See accompanying notes to condensed consolidated financial statements.

JDS UNIPHASE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)
(Unaudited)

                                                         Three Months Ended
                                                           September 30,
                                                      ----------- ------------
                                                          2000         1999
                                                      -----------  -----------
Operating activities
  Net loss.......................................... $  (1,016.6) $    (113.9)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
    Acquired in-process research and development....         8.9         --
    Depreciation and amortization expense...........     1,139.3        180.2
    Activity related to equity interests in equity
       investments..................................        41.2         --
    Deferred income taxes...........................       (11.2)       (15.9)
    Tax benefits from stock options.................        44.7         12.0
    Change in operating assets and liabilities:
       Accounts receivable..........................      (111.7)       (18.6)
       Inventories..................................       (12.3)        (9.9)
       Other current assets.........................         9.2          3.6
       Accounts payable, accrued liabilities and
         other .....................................       (69.5)         1.9
                                                      -----------  -----------
Net cash provided by operating activities...........        22.0         39.4
                                                      -----------  -----------
Investing activities
  Purchase of available for sale investments........      (422.0)      (819.8)
  Proceeds from maturities and sales of available
         for sale investments.......................       277.8        514.9
  Merger related expenses, net of cash acquired.....       (65.2)       (21.6)
  Purchase of property, plant and equipment.........      (127.9)       (34.9)
  Increase in other assets..........................       (18.0)        (0.1)
                                                      -----------  -----------
Net cash used in investing activities...............      (355.3)      (361.5)
                                                      -----------  -----------
Financing activities
  Proceeds from issuance of common stock and private
        placement of exchangeable shares............        --          713.9
  Proceeds from issuance of common stock under
        stock option and stock purchase plans.......       246.6         28.4
  Principal repayments on notes receivable
        from stockholders...........................         3.1         --
  Repayment of debt acquired........................        (3.4)        --
                                                      -----------  -----------
Net cash provided by financing activities...........       246.3        742.3
                                                      -----------  -----------

Effect of exchange rate changes on cash and
        cash equivalents............................       (18.7)          --

Increase (decrease) in cash and cash equivalents....      (105.7)       420.2
Cash and cash equivalents at beginning of period....       319.0         75.4
                                                      -----------  -----------
Cash and cash equivalents at end of period.......... $     213.3  $     495.6
                                                      ===========  ===========

See accompanying notes to condensed consolidated financial statements.

JDS UNIPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business Activities and Basis of Presentation

The financial information at September 30, 2000 and for the three month period ended September 30, 2000 and 1999 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such information does not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. For further information, refer to the Consolidated Financial Statements and footnotes thereto incorporated by reference in the Company's Annual Report on form 10-K for the year ended June 30, 2000.

The results for the three month period ended September 30, 2000 may not be indicative of results for the year ending June 30, 2001 or any future period.

Fiscal Calendar Change

The Company changed its fiscal calendar effective July 1, 2000. Fiscal periods thereafter will end on the Saturday nearest the calendar month end. The change will not result in any differences in fiscal 2001 financial results as compared to the Company's prior fiscal calendar.

Impact of Recently Issued Accounting Standards

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met in order to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The SEC has deferred the implementation date of SAB 101 until the quarter ended June 30, 2001, with retroactive application to the beginning of the Company's fiscal year. In October 2000, the SEC issued a "Frequently Asked Questions" document on SAB 101 to provide further definitive guidance on the implementation of SAB 101. Although the Company has not yet completed its assessment of the impact of SAB 101, the Company's preliminary assessment is that the impact of adopting SAB 101 on its financial position and results of operations in fiscal 2001 and thereafter, will not be material.

In March 2000, the Financial Accounting Standard Board issued FASB Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25." FIN 44 primarily clarifies (a) the definition of an employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. FIN 44 will have an effect on the manner in which the Company accounts for the options issued in exchange for unvested options of SDL, Inc. ("SDL") in connection with the Company's anticipated transaction to merge with SDL (see Note 9) or in connection with any other acquisitions subsequent to June 30, 2000. The value assigned to unvested options will be allocated to deferred compensation and amortized over the remaining vesting period.

Note 2. Comprehensive Loss

The components of comprehensive loss, net of tax, are as follows (in millions):

                                           Three Months Ended
                                             September 30,
                                         --------------------
                                           2000       1999
                                         ---------  ---------
Net loss............................... $(1,016.6) $  (113.9)
Change in unrealized gain or loss on
  available-for-sale investments.......      (1.6)       0.3
Change in foreign currency
  translation..........................     (15.3)       7.8
                                         ---------  ---------
Comprehensive loss..................... $(1,033.5) $  (105.8)
                                         =========  =========

Note 3. Derivative Instruments and Hedging Activities

The Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137 and SFAS 138 as of the beginning of its fiscal year 2001. The Standard will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The change in a derivative's fair value related to the ineffective portion of a hedge, if any, will be immediately recognized in earnings. The effect of adopting SFAS 133, as amended, did not have a material effect on the Company's financial position or overall trends in results of operations.

The Company's objectives and strategies for holding and issuing derivatives is to minimize the transaction and translation risks associated with transactions originating in non-US dollar denominated currency. Currently, the Company does not enter into fair value or cash flow hedges.

The Company conducts its business in a number of foreign countries and sells its products directly to customers in Australia, Canada, Hong Kong, Japan, the Netherlands, Switzerland and the United Kingdom through its foreign subsidiaries. These sales are generally denominated in the local country's currency. Therefore, in the normal course of business, the Company's financial position is routinely subjected to market risk associated with foreign currency rate fluctuations. The Company's policy is to ensure that business exposure to foreign exchange risks are identified, measured and minimized using the most effective and efficient methods to eliminate or reduce such exposures. The Company has entered into a number of foreign currency forward contracts, but has not designated such contracts as hedges. The foreign currency forward contracts generally expire within 30 to 60 days. The change in fair value of these foreign currency forward contracts are recorded as income (loss) in the Company's Statement of Operations. The Company does not use derivatives for trading purposes.

Note 4. Inventories

The components of inventory consist of the following (in millions):

                                                 September 30,   June 30,
                                                     2000          2000
                                                 ------------  ------------
Raw materials and purchased parts.............. $      190.3  $      159.5
Work in process................................        136.0         176.7
Finished goods.................................         68.2          39.2
                                                 ------------  ------------
                                                $      394.5  $      375.4
                                                 ============  ============

Note 5. Intangible Assets, including Goodwill

The components of intangible assets are as follows (in millions):

                                                 September 30,   June 30,
                                                     2000          2000
                                                 ------------  ------------
Goodwill....................................... $   21,149.1  $   21,307.1
Purchased intangibles..........................      1,954.1       1,945.5
Licenses and other intellectual property.......          6.9           5.6
                                                 ------------  ------------
                                                    23,110.1      23,258.2
Less accumulated amortization..................     (2,028.1)       (920.4)
                                                 ------------  ------------
                                                $   21,082.0  $   22,337.8
                                                 ============  ============

Note 6. Loss per Share

As the Company incurred a loss for the three month periods ended September 30, 2000 and 1999, the effect of dilutive securities, totaling 64.8 million and 44.1 million equivalent shares, respectively, have been excluded from the computation of loss per share, as their impact would be antidilutive.

Note 7. Income Tax Expense

The Company recorded a tax provision of $43.9 million in the first quarter of 2001 as compared to $6.3 million in the same period of the prior year. The tax provision recorded in each quarter differs from the tax provision (benefit) that otherwise would be calculated by applying the federal statutory rate to income (loss) before income taxes primarily because of non-deductible acquisition-related charges.

Note 8. Operating Segments

During the first quarter of fiscal 2001, JDS Uniphase changed the structure of its internal organization following the acquisition of E-TEK Dynamics, Inc ("E-TEK") which became effective on the close of business June 30, 2000.

The President and Chief Operating Officer has been identified as the Chief Operating Decision Maker as defined by Statement of Financial Accounting Standards ("SFAS") No. 131. The President allocates resources to each segment based on their business prospects, competitive factors, net sales and operating profits before interest, taxes, and certain purchase accounting related costs.

JDS Uniphase designs, develops, manufactures and markets optical components and modules at various levels of integration. The Company views its business as having two principal operating segments: Active Components and Modules, and Passive Components and Modules. The Active Components and Modules Group consists primarily of source lasers, pump lasers, polymer waveguide optical switches, external modulators, transmitters, transceivers, optical photodetectors and receivers, and optical amplifier products used in telecommunications and cable television ("CATV") applications. The Passive Components and Modules Group includes wavelength division multiplexers ("WDM"), isolators, WDM couplers, monitor tap couplers, gratings, circulators, optical switches, tunable filters, thin film filters, micro- electro-mechanical-systems, instruments, waveguides and switches. The Company's other operating segments, which are below the quantitative threshold defined by SFAS 131, are disclosed in the "all other" category and consist of gas laser-based products for industrial, biotechnology and semiconductor equipment applications, optical display and projection products, light interference pigments for security products and decorative surface treatments, and certain unallocated corporate-level operating expenses. All of the Company's products are sold directly to original equipment manufacturers and industrial distributors throughout the world.

Information on reportable segments is as follows (in millions):

                                            Three Months Ended
                                               September 30,
                                           --------------------
                                              2000       1999
                                           ---------  ---------
Active Components and Modules:
  Shipments.............................. $   233.2  $   107.1
  Intersegment sales.....................      (5.2)       --
                                           ---------  ---------
  Net sales to external customers........ $   228.0  $   107.1
  Operating income....................... $    60.8  $    26.3

Passive Components and Modules:
  Shipments.............................. $   486.4  $   120.8
  Intersegment sales.....................     (16.3)     (10.3)
                                           ---------  ---------
  Net sales to external customers........ $   470.1  $   110.5
  Operating income....................... $   200.6  $    45.4

  Net sales by reportable segment........ $   698.1  $   217.6
  All other net sales....................      88.4       12.5
                                           ---------  ---------
                                          $   786.5  $   230.1
                                           =========  =========

Operating income by reportable segments.. $   261.4  $    71.7
All other operating income (loss)........      (6.7)       1.7
Unallocated amounts:
  Acquisition related charges............  (1,245.9)    (186.5)
  Interest and other income, net.........      18.5        5.5
                                           ---------  ---------
Loss before income taxes................. $  (972.7) $  (107.6)
                                           =========  =========

Note 9. Acquisitions

Epion Corporation

In September 2000, the Company acquired Epion Corporation ("Epion") of Billerica, Massachusetts. Epion is a developer of gas cluster ion beam ("GCIB") technology and a manufacturer of pulsed laser deposition ("PLD") equipment. The transaction was accounted for as a purchase and accordingly, the accompanying financial statements include the results of operations of Epion subsequent to the acquisition date. The total purchase price of $95.3 million included consideration of 0.8 million shares of JDS Uniphase common stock, the issuance of options to purchase an additional 91,862 shares of JDS Uniphase common stock valued at $8.2 million in exchange for Epion options and direct transaction costs of $0.3 million. The purchase price allocation included net tangible assets of $11.0 million, acquired in- process research and development of $8.9 million, purchased intangibles of $14.6 million (including $3.7 million related to deferred compensation on unvested options) and goodwill of $60.8 million that are expected to be amortized over a period of three to five years. The purchase price allocation is preliminary and is dependent upon the Company's final analysis, which it expects to complete during the second quarter of fiscal 2001. Subject to the completion of certain milestones, the merger agreement also provides for the issuance of additional shares of common stock, valued at approximately $150.0 million, with the final milestone payment scheduled to be paid on or prior to January 31, 2003.

E-TEK Dynamics, Inc.

During the three months ended September 30, 2000, the Company substantially completed its assessment of the purchase price for E-TEK Dynamics, Inc. ("E-TEK").

The total purchase cost of E-TEK is as follows (in millions):

Value of securities issued................... $     15,369.3
Assumption of options........................        2,005.4
Assumption of employee stock purchase plan...           45.5
                                               --------------
  Total equity consideration.................       17,420.2

Direct transactions costs and expenses.......          103.0
                                               --------------
Total purchase cost.......................... $     17,523.2
                                               ==============

The purchase price allocation is as follows (in millions):

Purchase Price Allocation:
  Tangible net assets acquired............... $        406.8
  Marketable equity investments..............          950.0
  Intangible assets acquired:
     Developed Technology
        Existing Technology..................          248.7
        Core Technology......................          168.5
     Trademark and tradename.................           60.4
     Assembled workforce.....................           10.7
  In-process research and development........          250.6
  Goodwill...................................       15,427.5
                                               --------------
Total purchase price allocation.............. $     17,523.2
                                               ==============

Note 10. Pending Acquisitions

On July 10, 2000, the Company signed a definitive agreement to merge with SDL, Inc. ("SDL") in a transaction valued at approximately $41.0 billion, based on the average market value of the Company's common stock for a range of trading days (June 30, 2000 through July 14, 2000) around the announcement of the merger. The merger agreement provides for the exchange of 3.8 shares of the Company's common stock for each common share of SDL. Completion of the transaction is subject to customary closing conditions, including the approval of stockholders' of both companies and regulatory approvals. Following completion of the transaction, SDL will operate as a wholly-owned subsidiary of the Company. SDL designs, manufactures and sells semiconductor lasers, laser-based systems, and fiber optic related solutions. This transaction will be accounted for as a purchase with goodwill of approximately $37.4 billion, which is expected to be amortized over its estimated useful life of five years.

On August 24, 2000, the Company received requests for additional information and other documentary material from the Antitrust Division of the U.S. Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 ("HSR"), with respect to the Company's previously announced merger with SDL. This request, which was received on August 24, 2000, extends the waiting period under HSR for this transaction. The Company and SDL are responding to the government requests.

Note 11. Equity Method of Accounting

As of September 30, 2000, the Company had a 29% ownership stake in ADVA, a publicly traded German company that develops and manufactures fiber optic components and products and a 40% ownership stake in the Photonics Fund ("Photonics Fund"), LLP, a California limited liability partnership (the "Partnership"), which emphasizes privately negotiated venture capital equity investments. The Company accounts for its investments in ADVA and the Photonics Fund under the equity method. Due to the limited availability of timely data, the Company records the adjustments to its equity basis investments in the quarter subsequent to the issued financial statements.

For the three months ended September 30, 2000, the Company recorded $46.1 million in amortization expense related to the difference between the cost of the investment and the underlying equity in the net assets of ADVA. At June 30, 2000, the Company's cost and estimated fair value of its investment in ADVA was $701.1 million. In the process of completing the E-TEK purchase accounting, the Company increased the cost and estimated fair value of its investment in ADVA to $931.5 million. The difference between the cost of the investment and the underlying equity in the net assets of ADVA is being amortized over a 5 year period. The Company's share of the net loss of ADVA for the quarter ended September 30, 2000 was $8.1 million, which will be recorded by the Company in the quarter ended December 30, 2000.

In the three months ended September 30, 2000, the Company recorded a gain of $4.9 million, which represented the Company's share of the earnings of the Partnership for the quarter ended June 30, 2000. The Company's share of the earnings of the Partnership for the quarter ended September 30, 2000 was $0.9 million, which will be recorded by the Company in the quarter ended December 30, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Recent Events

On August 24, 2000, the Company received requests for additional information and other documentary material from the Antitrust Division of the U.S. Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 ("HSR"), with respect to the Company's previously announced merger with SDL. This request, which was received on August 24, 2000, extends the waiting period under HSR for this transaction. The Company and SDL are responding to the government requests.

Results of Operations

Net Sales. For the quarter, net sales of $786.5 million represented an increase of $556.4 million or 242% compared to the same period of the prior year. The increase in net sales reflected growth in each of our major operating segments and the inclusion of net sales from our acquisitions that occurred in fiscal 2000. The impact of our significant acquisitions subsequent to September 30, 1999, provided approximately $306.3 million of net sales for the quarter. Separate discussions with respect to net sales and operating profits for each of our reportable operating segments can be found under the heading Operating Segment Information.

Net sales for the three month period ended September 30, 2000 are not indicative of the expected results for any future period. In addition, there can be no assurance that the market for our products will grow in future periods at its historical percentage rate or that certain market segments will not decline. Further, there can be no assurance that we will be able to increase or maintain our market share in the future or to achieve historical growth rates.

Gross Profit. For the quarter, gross profit of $349.8 million represented an increase of $244.9 million or 234% compared to the same period of the prior year. Strong demand for virtually all our optical components and modules products combined with the increased operations resulting from our acquisitions completed in fiscal 2000 contributed to the increases in gross profit.

As a percent of net sales, gross profit declined to 45% for the quarter, as compared to 46% for the same period of the prior year. The gross profit for both periods includes the impact of purchase accounting adjustments of $48.6 million and $11.4 million, which increased the inventory balances at June 30, 2000 and 1999, respectively. The adjustments flowed through to cost of sales in the first quarter of the current and prior year, respectively.

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

Research and Development Expense. For the quarter, research and development (R&D) expense of $62.4 million or 8% of net sales represented an increase of $45.2 million or 262% compared to the same period of the prior year. The increase in R&D expenses is primarily due to increased personnel costs and other expenses related to the development of new products and technologies, as well as the continued development and enhancement of existing products and the inclusion of our acquisitions completed in fiscal 2000. As a percent of net sales, R&D expense was flat at 8% for the quarter and the same period in 1999.

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

Selling, General and Administrative Expense. For the quarter, selling, general and administrative (SG&A) expense of $116.2 million or 15% of net sales represented an increase of $88.3 million or 317% as compared to the same period of the prior year. The increase is primarily due to $27.6 million of payroll tax expenses related to the exercise of non-qualified stock option exercises, higher SG&A costs resulting from the hiring of additional sales, marketing and administrative personnel and the inclusion of our acquisitions completed in fiscal 2000. As a percentage of net sales, SG&A increased to 15% from 12% during the same period in the prior year. The increase is primarily due to payroll tax expenses related to the exercise of non-qualified stock option exercises.

We expect the amount of SG&A expenses to increase in the future, although such expenses may vary as a percentage of net sales in future periods. We expect to continue incurring charges to operations, which to date have been within management's expectations, associated with integrating recent acquisitions.

Amortization of Purchased Intangibles. For the quarter, amortization of purchased intangibles ("API") expense of $1,107.4 million or 141% of net sales represented an increase of $934.5 million or 541% as compared to the same period of the prior year. The increase in API expense is due to the intangible assets recorded in connection with our acquisitions from the prior year, which were transactions accounted for as purchases.

Our API expense will continue to generate net losses for the foreseeable future. Goodwill and other intangibles arising from acquisition activity totaled $23.1 billion, including the related deferred tax effect. In addition, we will record a significant amount of additional goodwill in connection with the pending SDL merger. API expense could change because of other acquisitions or impairment of existing identified intangible assets and goodwill in future periods.

Acquired In-process Research and Development. For the quarter, the Company recorded $8.9 million of acquired in-process research and development resulting from the acquisition of Epion Corporation ("Epion"). See Note 8 of Notes to Condensed Consolidated Financial Statements. These amounts were expensed on the acquisition dates because the acquired technology had not yet reached technological feasibility and had no future alternative uses. There can be no assurance that acquisitions of businesses, products or technologies by us in the future will not result in substantial charges for acquired in-process research and development that may cause fluctuations in our quarterly or annual operating results.

A description of the acquired in-process technologies, stage of development, estimated completion costs, and time to complete at the date of the Epion merger, as well as the current status of acquired in-process research and development projects for each acquisition can be found at the end of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Activity Related to Equity Interests in Certain Investments. For the quarter, activity related to equity interests in certain investments was a net loss of $41.2 million. This included $46.1 million of amortization expense related to the difference between the cost of the investment and the underlying equity in the net assets of ADVA, offset by $4.9 million of income related to the our share of the earnings of the Photonics Fund. See Note 11 of Notes to Condensed Consolidated Financial Statements.

Interest and Other Income. For the quarter, net interest and other income of $18.5 million or 2% of net sales represented an increase of $13.0 million or 237% as compared to the same period of the prior year. The increase in interest and other income was the result of higher investment balances obtained through cash generated from operating activities, our acquisition of E-TEK, and proceeds from the issuance of common stock under our stock option and stock purchase plans, that generated $246.6 million in cash.

Income Tax Expense. We recorded a tax provision of $43.9 million in the first quarter of 2000 as compared to $6.3 million in the same period of the prior year. The tax provision recorded in each quarter differs from the tax provision (benefit) that otherwise would be calculated by applying the federal statutory rate to income (loss) before income taxes primarily due to non- deductible acquisition-related charges.

Operating Segment Information

Active Components and Modules. For the quarter, net sales of active components and modules increased 113% as compared to the same period of the prior year primarily because of the increased demand for active products used in optical communications applications, such as our optical amplifiers, our 980-nm pump lasers, our transceiver product lines, and our acquisitions completed in fiscal 2000. Margins reflect improved manufacturing efficiencies and the sale of higher margin new products, offset by price declines consistent with historical patterns. Sales growth also reflected sales of new products including higher-powered CW source lasers, 10Gb/s modulators and transceiver products. For the quarter, operating income increased 132% compared to the same period of the prior year because of these same factors.

Passive Components and Modules. For the quarter, net sales increased 326% as compared to the same period of the prior year, primarily because of the inclusion of our acquisitions completed in fiscal 2000, and increased demand for dense wavelength division multiplexers ("DWDMs"), couplers and isolators. In addition, we have had two consecutive quarters of doubled output of our instrument products. Margins reflect improved manufacturing efficiencies and the sale of higher margin new products, offset by price declines consistent with historical patterns. For the quarter, operating income increased 342% compared to the same period of the prior year because of these same factors.

Liquidity and Capital Resources

At September 30, 2000, our combined balance of cash, cash equivalents and short-term investments was $1,144.9 million. For the three months, net cash provided by operating activities was $22.0 million, compared with $39.4 million for the same period of the prior year.

Cash provided by operating activities was primarily generated from net income before non-cash charges of $206.3 million offset by higher levels of operating activity which resulted in net increases in accounts receivable, inventories, other current assets and accounts payable and other current liabilities using $184.3 million of cash.

We used $355.3 million cash for investing activities during the quarter as compared with $361.5 million during the same period of the prior year. During the quarter, we used $422.0 million to purchase short-term investments which was partially offset by proceeds from the sale of $277.8 million of short-term investments. Merger related expenses, net of cash acquired used an additional $65.2 million. In addition, we incurred capital expenditures of $127.9 million for facility expansions and equipment purchases to increase our worldwide manufacturing capacity. We expect to continue to expand our worldwide manufacturing capacity, primarily for telecommunications products, by making approximately $620 million in additional capital expenditures during the remainder of the year.

Our financing activities provided cash of $246.3 million as compared to $742.3 million in the same period of the prior year. The exercise of stock options and the sale of stock through our employee stock purchase plan provided $246.6 million in cash. Cash provided by financing activities in the prior year was primarily attributable to our sale of common stock in a public offering of common stock and the private placement of exchangeable shares in August 1999.

We had outstanding debt totaling $41.5 million. This debt was assumed from entities we acquired in fiscal 2000. The Company can, at its election, prepay the debt. In addition, the Company has lines of credit totaling $60.0 million Canadian (approximately U.S. $40.0 million) and $1.0 billion Yen (approximately U.S. $10.0 million).

We have entered into several agreements to lease property and improvements located in Melbourne, Florida and Research Triangle Park, North Carolina. The Melbourne facility, when construction is complete, will comprise two buildings, 200,000 square feet, and will provide space for office and assembly and light manufacturing. The underlying 20 acre parcel is subject to a long-term ground lease. The Research Triangle Park facility will provide approximately 151,000 square feet space for manufacturing and office use on approximately 110 acres. In connection with these transactions, we pledged $60.0 million of our investments as collateral for certain obligations under the leases. We anticipate that we will occupy more leased property in the future that will require similar pledged securities; however, we do not expect such activities to materially affect liquidity.

We believe that our existing cash balances and investments, together with cash flow from operations will be sufficient to meet our liquidity and capital spending requirements at least through the end of calendar year 2001. However, possible investments in or acquisitions of complementary businesses, products or technologies may require additional financing prior to such time. There can be no assurance that additional debt or equity financing will be available when required or, if available, can be secured on terms satisfactory to us.

Current Status of Acquired In-Process Research and Development Projects

We periodically review the stage of completion and likelihood of success of each of the in-process research and development projects. The current status of the in-process research and development projects for all major mergers and acquisitions during the past three years are as follows:

Epion

An independent appraiser performed an allocation of the total purchase price of Epion to its individual assets. Of the total purchase price, $8.9 million has been allocated to IPRD and was charged to expense in the quarter ended September 30, 2000. The remaining purchase price has been allocated specifically to identifiable assets acquired.

After allocating value to the IPRD projects and Epion's tangible assets, specific intangible assets were then identified and valued. The identifiable intangible assets include existing technology, proprietary know-how or core technology, and assembled workforce.

The IPRD is comprised of the Gas Cluster Ion Beam ("GCIB") category at varying levels of increased throughput/beam capacity. The following is a brief description of the IPRD project as of the date of the acquisition:

Gas Cluster Ion Beam: GCIB technology is used for atomic scale surface smoothing and cleaning where surface or film quality is of great importance. Its intended applications include thin film surfaces used in disk drives, optoelectronic components and Micro-electro-mechanical-systems ("MEMS") devices. Epion currently has 4 projects underway at various levels of increased throughput/beam capacity.

Value Assigned To In-Process Research And Development

The value assigned to IPRD was determined by considering the importance of each project to the overall development plan, estimating costs to develop the purchased IPRD into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. The revenue estimates used to value the purchased IPRD were based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by Epion and its competitors.

The rates utilized to discount the net cash flows to their present value are based on Epion's weighted average cost of capital. Given the nature of the risks associated with the difficulties and uncertainties in completing each project and thereby achieving technological feasibility, anticipated market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets, the weighted average cost of capital was adjusted. Based on these factors, discount rates of 12% and 20% were deemed appropriate for the existing and in-process technology, respectively.

The estimates used in valuing IPRD were based upon assumptions we believe to be reasonable but which are inherently uncertain and unpredictable. Our assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Accordingly, actual results may vary from the projected results. Any such variance may result in a material adverse effect on Epion's financial condition and results of operations.

With respect to the in-process technologies, the calculations of value were adjusted to reflect the value creation efforts of Epion prior to the acquisition. The estimated completion percentages ranged from 28% to 81%, and technology life is estimated at 5 years. The value assigned to the in-process technologies was $8.9 million.

A portion of the purchase price has been allocated to developed technology and IPRD. Developed technology and IPRD were identified and valued through extensive interviews, analysis of data provided by Epion concerning developmental products, their stage of development, the time and resources needed to complete them, if applicable, their expected income generating ability, target markets and associated risks. The Income Approach, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the developed technology and IPRD.

Where developmental projects had reached technological feasibility, they were classified as developed technology, and the value assigned to developed technology was capitalized. Where the developmental projects had not reached technological feasibility and had no future alternative uses, they were classified as IPRD and charged to expense upon closing of the acquisition. Epion estimates that a total investment of approximately $3.2 million in research and development over the next 22 months will be required to complete the IPRD. The nature of the efforts required to develop the purchased IPRD into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements.

E-TEK

The products under development at the time of acquisition included: (1) wavelength division multiplexers (WDM's); (2) submarine products: and (3) other component products and modules. The WDM project has been completed at a cost consistent with our expectations. The submarine products are on schedule to be completed by the second quarter of calendar 2001. We have incurred costs of $0.2 million to date, with estimated costs to complete of $1.0 million. Our development efforts for Other Components and Modules includes, attenuators, circulators, switches, dispersion equalization monitors and optical performance monitors. Our development efforts are slightly behind schedule on some of these products, with estimated completion dates in the fourth quarter of calendar 2000 and the second quarter of calendar 2001. The costs incurred to date are approximately $1.1 million, with estimated costs to complete of $2.2 million. The estimated cost to complete this technology, in combination with our other continuing research and development expenses, will not be in excess of our historic expenditures for research and development as a percentage of our net sales. The differences between the actual outcome noted above and the assumptions used in the original valuation of the technology are not expected to significantly impact our results of operations and financial position.

Cronos

The products under development at the time of acquisition included: (1) RF microrelays; (2) variable optical attenutators; and (3) active fiber aligners. The microrelays development is scheduled to be completed in the fourth quarter of calendar 2000. The costs incurred to date and the costs estimated to complete the project are consistent with our expectations. The variable optical attenuators project is substantially complete at a cost consistent with our expectations. The active fiber aligners development project is currently being evaluated relative to similar efforts already underway within the Company.

OCLI

The products under development at the time of the acquisition included: (1) thin film filters and switches, (2) optical display and projection products, and (3) light interference pigments. Thin film filters included switches, filter lock lasers, add-drop multiplexers and dispersion compensators. The Company has discontinued the development of certain switches, filter lock lasers and add-drop multiplexers due to duplicate efforts already underway within the Company. Dispersion compensators and other switches, are currently in the exploratory and prototype development stages of the development cycle. The expected development on these products is between 3 and 15 months. The Company has incurred post acquisition costs of approximately $4.8 million with an estimated cost to complete the remaining projects of $7.9 million, which the Company expects to incur ratably for the remainder of the development cycle.

The optical display and projection products development is currently being evaluated due to the uncertainty of current market conditions. Light interference pigments are currently in the prototype stage of the development cycle for this product family and these projects are on schedule with completion expected in the first quarter of calendar year 2001. The Company has incurred post-acquisition research and development expenses of approximately $1.8 million and estimates that cost to complete these projects will be another $10.7 million which the Company expects to incur ratably over the remainder of the product development cycle.

SIFAM

The products under development at the time of the acquisition included: (1) miniature couplers; (2) combined components; and (3) micro-optic devices. Miniature coupler development is substantially complete at a cost consistent with our expectations. Combined components development is expected to continue for three months with an estimated cost to complete this product of $0.1 million. Micro-optic device development is currently being evaluated relative to similar efforts already underway within the Company. The costs incurred post acquisition for micro-optic device development has been consistent with our expectations.

EPITAXX

The products under development at the time of the acquisition included (1) high-speed receivers, and (2) an optical spectrum analyzer product. High- speed receiver development is substantially complete at a cost consistent with our expectations. Optical spectrum analyzer development is expected to be completed in the first quarter of calendar 2001 with expected cost to complete of approximately $0.4 million which EPITAXX expects to incur ratably for the remainder of the development cycle.

JDS FITEL

The products under development at the time of our merger included: (i) Thermo Optic Waveguide Attenuators, (ii) Solid State Switch, (iii) 50 GHz WDM, and (iv) Erbium Doped Fiber Amplifiers ("EDFA"). Thermo Optic Waveguide Attenuator development was discontinued in the quarter, due to lower than expected demand for this product, and higher demand for other products. Solid State Switch, WDM and EDFA developments are substantially complete at a cost consistent with our expectations.

Uniphase Netherlands

We have begun shipments of the CW Lasers for WDMs and the project is substantially complete. The DFB/EA modulators have also begun shipments but we do not anticipate completing this technology until the first quarter of calendar 2001. The WDM laser - direct modulation is expected to have a lower revenue growth rate than originally anticipated. The development of the semiconductor optical amplifier technology has been delayed because of market demand for other products. We estimate that this technology will be substantially complete in the second quarter of calendar 2001. The development of the telecom technology is on schedule but the revenue growth rate in initial periods is expected to be lower than originally anticipated. Development of the CATV technologies is approximately six months behind schedule and is expected to take a higher level of development effort to achieve technological feasibility. We have incurred post-acquisition research and development expenses of approximately $11.2 million in developing the in-process technology and estimate the cost to complete this technology, in combination with our other continuing research and development expenses, will not be in excess of our historic expenditures for research and development as a percentage of our net sales. The differences between the actual outcome noted above and the assumptions used in the original valuation of the technology are not expected to significantly impact our results of operations and financial position.

Uniphase Fiber Components

The initial products developed for submarine and unpackaged technology projects were completed approximately on schedule and post-acquisition research and development expenses approximately equaled the estimated cost to complete at the acquisition date. The Company is experiencing higher levels of demand for the submarine products than anticipated in the original estimates. The temperature compensation project is completed at a cost consistent with our expectations. The dispersion compensation project is significantly behind schedule and the market does not appear to be developing as anticipated. The Add-Drop projects were discontinued concurrent with the merger with JDS FITEL. We incurred post-acquisition research and development expenses of approximately $3.8 million in developing the in-process technology. The costs to complete this technology, in combination with our other continuing research and development expenses, were not in excess of our historic expenditures for research and development as a percentage of our net sales.

Uniphase Laser Enterprise

The submount and RWG series products were released on schedule and post- acquisition research and development expenses approximately equaled the estimated cost to complete at the acquisition date. Actual revenue for these products has significantly exceeded the estimates used in the valuation of the technology. We did not pursue development of the distributed feedback laser because of resources being redirected to expand the submount and RWG series development program in response to strong market demand. The high power project has been completed at a cost consistent with our expectations. We have incurred post-acquisition research and development expenses of approximately $8.8 million in developing the in-process technology. The costs to complete these technology, in combination with our other continuing research and development expenses, were not in excess of our historic expenditures for research and development as a percentage of our net sales.

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

We use foreign currency forward contracts as the vehicle for reducing the foreign exchange risk with respect to assets and liabilities denominated in foreign currencies; however, we have not designated these derivatives to be hedging instruments. Therefore, all gains or losses resulting from the change in fair value of these contracts have been included in earnings in the current period. If the Company designates these types of contracts or other derivatives as hedges in the future, depending on the nature of the hedge, changes in the fair value of the derivatives will be offset against the change in fair value of assets, liabilities, or firm commitments through earnings (fair value hedges) or recognized in other comprehensive income until the hedged item is recognized in earnings (cash flow hedges). The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

At September 30, 2000, the nominal value of our foreign currency forward contracts totaled U.S. dollar $121.1 million equivalent. All foreign currency forward contracts are carried at fair value and all positions had maturity dates within three months.

Interest Rates

We invest our cash in a variety of financial instruments, including floating rate bonds, municipal bonds, auction instruments and money market instruments. These investments are denominated in U.S. and Canadian dollars. Cash balances in foreign currencies overseas are operating balances and are only invested in short term deposits of the local operating bank.

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted because of a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part of these factors, the Company's future investment income may fall short of expectations because of changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have seen a decline in market value because of changes in interest rates.

Our investments are made in accordance with an investment policy approved by the Board of Directors. Under this policy, no investment securities can have maturities exceeding three years and the average duration of the portfolio can not exceed eighteen months.

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

Difficulties in integrating new acquisitions could adversely affect our business

Critical to the success of our growth is the ordered, efficient integration of acquired businesses into our organization and, with this end, we have in the past spent and continue to spend significant resources. If our integration efforts are unsuccessful, our businesses will suffer. We are the product of several substantial combinations, mergers and acquisitions, including, among others, the combination of Uniphase and JDS FITEL on June 30, 1999, and the acquisitions of OCLI on February 4, 2000 and E-TEK on June 30, 2000. Currently, we have a pending merger with SDL, Inc. which remains subject to stockholder and regulatory approvals. Each combination, merger and acquisition, presents unique product, marketing, research and development, facilities, information systems, accounting, personnel and other integration challenges. In the case of several of our acquisitions, including, without limitation, Uniphase Laser Enterprise in March 1997, Uniphase Netherlands in June 1998, and Cronos Integrated Microsystems, Inc. and Fujian Casix Laser, Inc. in April 2000, we acquired businesses that had previously been engaged primarily in research and development and that needed to make the transition from a research activity to a commercial business with sales and profit levels that are consistent with our overall financial goals. This transition is in its early stages at Cronos. It has also not yet been completed at Uniphase Netherlands, which continues to operate at higher expense levels and lower gross margins than those required to meet our profitability goals. Also, our information systems and those of the companies we acquired are often incompatible, requiring substantial upgrades to one or the other. Further, our current senior management is a combination of the prior senior management teams of Uniphase, JDS FITEL, and OCLI, several of whom have not previously worked with other members of management. Our integration efforts may not be successful, and may result in unanticipated operations problems, expenses and liabilities and the diversion of management attention. Consequently, our operating results would suffer.

We often incur substantial costs related to our combinations, mergers and acquisitions. For example, we have incurred direct costs associated with the combination of Uniphase and JDS FITEL of approximately $12 million, incurred approximately $8 million associated with the acquisition of OCLI and incurred approximately $92 million associated with the acquisition of E-TEK. We expect to continue to incur substantial costs relating to our pending merger with SDL, Inc. We may incur additional material charges in subsequent quarters to reflect additional costs associated with these and other combinations and acquisitions which will be expensed as incurred.

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

We have manufacturing difficulties

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

If our customers do not qualify our manufacturing lines for volume shipments, our operating results could suffer

Customers will not purchase any of our products, other than limited numbers of evaluation units, prior to qualification of the manufacturing line for the product. Each new manufacturing line must go through varying levels of qualification with our customers. This qualification process determines whether the manufacturing line achieves the customers' quality, performance and reliability standards. Delays in qualification can cause a product to be dropped from a long-term supply program and result in significant lost revenue opportunity over the term of that program. We may experience delays in obtaining customer qualification of our new facilities. If we fail in the timely qualification of these or other new manufacturing lines, our operating results and customer relationships would be adversely affected.

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

                                                    Quarterly         Annual
                                  In-Process     Amortization of  Amortization of
                                 Research and       Purchased       Purchased
Entity                            Development      Intangibles      Intangibles
------------------------------  ---------------  ---------------  ---------------

EPITAXX, INC.                  $          16.7  $          17.1  $          68.2
OCLI                           $          84.1  $          79.8  $         319.1
Cronos                         $           6.3  $          27.9  $         111.8
E-TEK                          $         250.6  $         850.8  $       3,403.2

The impact of these mergers and acquisitions as well as other acquisitions consummated in the past five years resulted in amortization expense of $896.9 million for the fiscal year ended June 30, 2000 and is expected to result in amortization of $4.6 billion for the fiscal year ended June 30, 2001.

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

Fluctuations in our customers' business could cause our business and stock price to suffer

Our business is dependent upon product sales to telecommunications network system providers, who in turn are dependent for their business upon orders for fiber-optic systems from telecommunications carriers. Business fluctuations affecting our system provider customers or their telecommunication carrier customers have affected and will continue to affect our business. Moreover, our sales often reflect orders shipped in the same quarter in which they are received, which makes our sales vulnerable to short-term fluctuations in customer demand and difficult to predict. In general, customer orders may be cancelled, modified or rescheduled after receipt. Consequently, the timing of these orders and any subsequent cancellation, modification or rescheduling of these orders have affected and will in the future affect our results of operations from quarter to quarter. Also, as our customers typically order in large quantities, any subsequent cancellation, modification or rescheduling of an individual order may alone affect our results of operations. In this regard, we have experienced rescheduling of orders by customers and may experience similar rescheduling in the future.

Factors other than our quarterly results could cause our stock price to be volatile or decline

The market price of our common stock has been and, is likely to continue to be, highly volatile because of causes other than our historical quarterly results, such as:

  announcements by our competitors and customers of their quarterly results or technological innovations or new products;
  developments with respect to patents or proprietary rights;
  governmental regulatory action; and
  general market conditions.

Recently, the Nasdaq National Market, in general, and our stock and the stock of our customers and competitors, in particular, has experienced substantial price and volume fluctuations, in many cases without any direct relationship to the affected companies' operating performance. Nevertheless, the market prices of the stocks of companies in the optical components, modules and systems industries continue to trade at high multiples of earnings. An outgrowth of these multiples and market volatility is the significant vulnerability of our stock price and the stock prices of our customers and competitors to any actual or perceived fluctuation in the strength of the markets we serve, no matter how minor in actual or perceived consequence. Consequently, these multiples and, hence, market prices may not be sustainable. These broad market and industry factors have and may in the future cause the market price of our stock to decline, regardless of our actual operating performance or the operating performance of our customers.

Our sales would suffer if one or more of our key customers substantially reduced orders for our products

Our customer base is highly concentrated. Historically, orders from a relatively limited number of fiber optic system suppliers customers accounted for a substantial portion of our net sales from telecommunications products. Three customers, Alcatel, Lucent and Nortel, each accounted for over 10% of our net sales for the quarter ended September 30, 2000. We expect that, for the foreseeable future, sales to a limited number of customers will continue to account for a high percentage of our net sales. Sales to any single customer may vary significantly from quarter to quarter. If current customers do not continue to place orders, we may not be able to replace these orders with new orders from new customers. In the telecommunications industry, our customers evaluate our products and competitive products for deployment in their telecommunications systems. Our failure to be selected by a customer for particular system projects can significantly impact our business, operating results and financial condition. Similarly, even if our customers select us, the failure of those customers to be selected as the primary suppliers for an overall system installation, could adversely affect us. Such fluctuations could materially harm our business, financial condition and operating results.

Interruptions affecting our key suppliers could disrupt production, compromise our product quality and adversely affect our sales

We currently obtain various components included in the manufacture of our products from single or limited source suppliers. A disruption or loss of supplies from these companies or a price increase for these components would materially harm our results of operations, product quality and customer relationships. In addition, we currently utilize a sole source for the crystal semiconductor chip sets incorporated in our solid state microlaser products and acquire our pump diodes for use in our solid state laser products from Opto Power Corporation and GEC. We obtain lithium niobate wafers, gallium arsenide wafers, specialized fiber components and some lasers used in our telecommunications products primarily from Crystal Technology, Inc., Fujikura, Ltd., Philips Key Modules and Sumitomo, respectively. We do not have long-term or volume purchase agreements with any of these suppliers, and these components may not in the future be available in the quantities required by us, if at all.

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

Any failure to remain competitive in our industry would impair our operating results

If our business operations are insufficient to remain competitive in our industry, our operating results could suffer

The telecommunications markets in which we sell our products are highly competitive. In all aspects of our business, we face intense competition from established competitors and the threat of future competition from new and emerging companies. Some of these competitors have greater financial, engineering, manufacturing, marketing, service and support resources than we do and may have greater name recognition, manufacturing expertise and capability and longer standing customer relationships than we do. Among these competitors are our customers. These customers are vertically integrated and either manufacture and/or are capable of manufacturing some or all of the products we sell to them. Finally, some of our customers have implemented and/or expanded their manufacturing capability for components they might otherwise purchase from us. To remain competitive, we believe it must maintain a substantial investment in research and development, expanding our manufacturing capability, marketing, and customer service and support. We may not compete successfully in all or some of our markets in the future, and we may not have sufficient resources to continue to make such investments, or we may not make the technological advances necessary to maintain our competitive position so that our products will receive industry acceptance. In addition, technological changes, manufacturing efficiencies or development efforts by our competitors may render our products or technologies obsolete or uncompetitive.

Fiber-optic component average selling prices are declining

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
  Corning, Inc./Optical Technologies (a division of Pirelli S.P.A.).

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

Since a significant portion of our foreign sales are denominated in U.S. dollars, our products may also become less price competitive in countries in which local currencies decline in value relative to the U.S. dollar. Our business and operating results may also be materially and adversely affected by lower sales levels that typically occur during the summer months in Europe and some other overseas markets. Furthermore, the sales of many of our optic system provider customers depend on international sales and consequently further exposes us to the risks associated with such international sales.

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

Our products may be subject to claims that they infringe the intellectual property rights of others

The industry in which we operate experiences periodic claims of patent infringement or other intellectual property rights. We have in the past and may from time to time in the future receive notices from third parties claiming that our products infringe upon third-party proprietary rights. Any litigation to determine the validity of any third-party claims, regardless of the merit of these claims, could result in significant expense to us and divert the efforts of our technical and management personnel, whether or not we are successful in such litigation. If we are unsuccessful in any such litigation, we could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology that is the subject of the litigation. We may not be successful in such development or such licenses may not be available on terms acceptable to us, if at all. Without such a license, we could be enjoined from future sales of the infringing product or products. We are currently a party to various claims regarding intellectual property rights. The Company is currently a defendant in litigation claiming damages for infringement of an expired wafer fabrication patent and in litigation alleging infringement of certain patents by our optical amplifier products. None of these claims are expected to have a material adverse effect on our business.

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

If we fail to successfully manage our exposure to worldwide financial markets, our operating results could suffer

We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. We utilize derivative financial instruments to mitigate these risks. We do not use derivative financial instruments for speculative or trading purposes. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, a majority of our marketable investments are floating rate and municipal bonds, auction instruments and money market instruments denominated in U.S. dollars. We mitigate currency risks of investments denominated in foreign currencies with forward currency contracts. If we designate such contracts as hedges and they are determined to be effective, depending on the nature of the hedge, changes in the fair value of derivatives will be offset against the change in fair value of assets, liabilities or firm commitments through earnings (fair value hedges) or recognized in other comprehensive income until the hedged item is recognized in earnings (cash flow hedges). The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. A substantial portion of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, we do enter into these transactions in other currencies, primarily Canadian and European currencies. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, we enter into foreign currency forward contracts. The contracts reduce, but do not always entirely eliminate, the impact of foreign currency exchange rate movements. Actual results on our financial position may differ materially.

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

Some anti-takeover provisions contained in our charter and under Delaware laws could impair a takeover attempt

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

  the timing of our proposed acquisition of SDL and the likelihood of governmental or stockholder approval thereof, the schedule and cost to complete our acquired in-process research and development and the expected amortization of such costs, the amount (both in absolute dollars and as a percentage of net sales) of our expenditures for research and development, selling, general and administrative and capital acquisitions and improvements, the sufficiency of existing cash balances and investments, together with cash flow from operations and available lines of credit to meet our liquidity and capital spending requirements at least through the end of calendar year 2001, the development costs, anticipated completion, introduction and projected revenues from new and developing products and technologies including the Thermo Optic Waveguide Attenuator, Solid State Switch, WDM EDFA, WDM laser direct modulation, the Submount and RWG series products, CATV technologies, MEMS Devices, High Speed Modulators, High Speed Receivers and Transceivers, and Optical Network Monitors,
  costs associated with prior, pending and future acquisitions and plans relating thereto, fluctuations in our quarterly results and the price of our common stock, periodic fluctuations in gross margins,
  expansion of our worldwide manufacturing capacity,
  the growing complexity of network systems used in fiber optic telecommunications and cable television networks and the resulting demand for components and modules, the reduction in the number of suppliers for components used by optical networks, increasing demand for higher levels of integration in optoelectronic and optical products, increasing demand for our products,
  our plans to hire additional personnel in the near future, our plans with respect to the licensing of our intellectual property rights, the expectation that sales to a limited number of customers will continue to account for a high percentage of our net revenues, the expectation that a significant portion of our net sales will be to customers outside of North America and expectations of market growth.

Management cautions that forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in such forward-looking statements. These risks and uncertainties include the risk that the proposed SDL acquisition will not be completed,
  R&D expenditures will be materially greater or less than those expected, funds will be insufficient to meet our liquidity and capital resources requirements through the end of calendar year 2001, development costs, anticipated completion, introduction and projected revenues from new and developing products and technologies may be materially different than anticipated and future acquisitions may not be completed as expected, or at all.

Further, our future business, financial condition and results of operations could differ materially from those anticipated by such forward-looking statements and are subject to risks and uncertainties including the risks set forth above. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform such statements to actual results or to changes in our expectations.

PART II--OTHER INFORMATION

Our operating results suffer as a result of purchase accounting treatment,

Item 1. Legal Proceedings

N/A

Item 2. Changes in Securities

In September 2000, the Company acquired the outstanding shares of Epion Corporation in exchange for 0.8 million shares of the Company's common stock, valued at $86.8 million. The issuance of the common stock was exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended. The stock was issued to former shareholders of Epion. Subject to the completion of certain milestones, the merger agreement also provides for the issuance of additional shares of common stock, valued at approximately $150.0 million, with the final milestone payment scheduled to be paid on or prior to January 31, 2003.

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

3.1(1) Amended and Restated Certificate of Incorporation.

3.2(2) Certificate of Amendment to Amended and Restated Certificate of Incorporation.

3.3(3) Certificate of Amendment to Amended and Restated Certificate of Incorporation.

3.4(4) Certificate of Amendment to Amended and Restated Certificate of Incorporation.

3.5(5) Certificate of Designation.

3.6(2) Certificate of Designation.

3.7(4) Certificate of Designation.

3.8(6) Certificate of Amendment to Amended and Restated Certificate of Incorporation.

3.9(6) Certificate of Amendment to Amended and Restated Certificate of Incorporation.

3.10(7) Certificate of Amendment to Amended and Restated Certificate of Incorporation.

27.1 Financial Data Schedule.

______________________

  Incorporated by reference to the exhibits filed with the Registrant's registration statement on Form S-1, which was declared effective November 17, 1993.
  Incorporated by reference to exhibits 3.(I)(C) and 3.(I)(D) to the Company's Annual Report on Form 10-K for the year ended June 30, 1998.
  Incorporated by reference to exhibit 3.(I)(B)(2) to the Company's Report on Form 10-Q for the period ending December 31, 1998.
  Incorporated by reference to exhibits 3.1 and 4.1 to the Company's Registration Statement on Form S-3 filed July 14, 1999.
  Incorporated by reference to exhibit 10.3 to the Company's Current Report on Form 8-K filed June 24, 1998.
  Incorporated by reference to exhibits 3.8 and 3.9 to the Company's Report of Form 10-Q for the period ending December 31, 1999
  Incorporated by reference to exhibit 3.10 to the Company's Report on Form 10-Q for the period ended March 31, 2000

b) Reports on Form 8-K

Report on Form 8-K as filed on July 3, 2000.
Report on Form 8-K as filed on September 1, 2000.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JDS UNIPHASE CORPORATION

(Registrant)

Date: November 13, 2000

By:	/s/ Anthony R. Muller

Anthony R. Muller
Executive Vice President and CFO (Principal Financial and Accounting Officer)