Form 10-K/A
period 2000-06-30
JDS UNIPHASE CORP /CA/
filed 2001-02-13
CIK 912093

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K/A
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM           TO           .

                         COMMISSION FILE NUMBER 0-22874

                             ---------------------

                            JDS UNIPHASE CORPORATION

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                  210 BAYPOINTE PARKWAY, SAN JOSE, CA           95134         94-2579683
   (State or other jurisdiction of             (Address of principal               (Zip code)    (I.R.S. Employer
   incorporation or organization)               executive offices)                              Identification No.)

        Registrant's telephone number, including area code (408) 434-1800

           Securities registered pursuant to Section 12(b) of the Act:

     TITLE OF EACH CLASS                     NAME OF EACH EXCHANGE ON WHICH REGISTERED
     -------------------                     -----------------------------------------
           NONE                                                 NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.001 PER SHARE
                                (TITLE OF CLASS)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        As of September 30, 2000, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $85,967,426,046 based upon the average of the high and low prices of the Common Stock and Exchangeable Shares as reported on The Nasdaq National Market and The Toronto Stock Exchange, respectively, on such date. Shares of Common Stock held by officers, directors and holders of more than 5% of the outstanding Common Stock have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        As of September 30, 2000, the Registrant had 957,820,638 shares of Common Stock, including 173,904,237 Exchangeable Shares.

      DOCUMENTS INCORPORATED BY REFERENCE (To the Extent Indicated Herein)

Certain information required in Part III hereto is incorporated by reference to the Definitive Proxy Statement for the Registrant's 2000 Annual Meeting of Stockholders filed on October 26, 2000 with the Securities and Exchange Commission pursuant to Regulation 14A.

PART I

INTRODUCTORY NOTE

        This amendment on Form 10-K/A amends and supersedes the Registrant's Annual Report on Form 10-K for the year ended June 30, 2000, as filed on September 28, 2000, and is being filed to update the disclosure of subsequent events in such Annual Report, including but not limited to, the Registrant's consolidated financial statements included in Item 8.


ITEM 1. BUSINESS

GENERAL

        JDS Uniphase Corporation is the result of a merger between Uniphase Corporation ("Uniphase") and JDS FITEL Inc. ("JDS FITEL"), pursuant to which they combined their operations on June 30, 1999. Historic information included or incorporated by reference in this Annual Report on Form 10-K/A that is specific to Uniphase Corporation or JDS FITEL Inc. is specifically described as "Uniphase" or "JDS FITEL" information, respectively. References to "we," "us," "our," the "Company" and "JDS Uniphase" refer to the combined entity resulting from the merger.

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

        The Company was incorporated in Delaware in October 1993. We are the product of several strategic mergers and acquisitions, including the June 30, 1999 combination of Uniphase and JDS FITEL. During 2000 alone, we acquired the following companies and businesses, in chronological order: AFC Technologies ("AFC"), Ramar Corporation ("Ramar"), EPITAXX, Inc. ("EPITAXX"), SIFAM Limited ("SIFAM"), Oprel Technologies Inc. ("Oprel"), IOT Limited ("IOT"), Optical Coating Laboratory, Inc. ("OCLI"), Cronos Integrated Microsystems, Inc. ("Cronos"), Fujian Casix Lasers Inc. ("Casix") and E-TEK Dynamics, Inc. ("E-TEK"). During 2001, we acquired the following companies and businesses in chronological order: Epion Corporation ("Epion"), Optical Process Automation Corp. ("OPA") and SDL, Inc. ("SDL").

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

        Demands for increased capacity in fiberoptic networks have led, in recent years, to a proliferation of an advanced method of transmitting multiple signals at slightly different wavelengths through a single fiber to achieve efficient use of fiber capacity. This technique, which is referred to as wavelength division multiplexing, or WDM, requires separate source lasers emitting slightly different wavelengths for each signal or "channel". Each signal or "channel" carries a separate voice or data transmission. Once the signal is generated, more complex modulators and optical amplifiers control and amplify the signal in the network to ensure that the voice or data transmission signal reaches its destination quickly and reliably. WDM systems, which were originally designed for eight separate wavelengths or channels in 1996, are currently being developed to carry over 160 separate channels. This increasingly complex design for WDM systems has contributed to the need for telecommunications system suppliers to rely on third party, merchant suppliers, to provide higher performance components and, ultimately, integrated combinations of components, or "modules".

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

OUR TECHNOLOGY AND PRODUCTS

        Our product offering consists of a broad range of components and modules enabling our customers to satisfy all of their requirements through "one-stop" shopping at a single supplier. We have two principal operating segments:
Components and Modules. Financial information about our segments and geographical regions are included in Note 10 of Notes to Consolidated Financial Statements.

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

        Optical Photodetectors and Receivers. Receivers and photodetectors detect the optical signals and convert them back into electronic signals. We supply optical photodetectors and receivers for fiberoptic telecommunications and cable television networks. Receivers are used in WDM products for each channel at both sides of the fiberoptic link as wavelength translation is required. Photodetectors are used throughout a network to monitor a variety of statistics including power levels and channel count.

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

        We also supply a line of switches and attenuators based on the micro-electro-mechanical-systems ("MEMS") technology which uses traditional semiconductor process techniques to produce compact, high-performance, and reliable applications at a low cost in high volume.

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

        Amplifiers. We supply both Ramar and EDFA optical amplifiers. These amplifiers are designed to boost the WDM optical signals without reconversion to electrical signal and permit an optical signal to travel a greater distance between electronic terminals and regenerators. These modules include multiple passive and active components such as couplers, isolators, pump combiners and pump lasers.

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

COMPANY STRATEGY

        Our goal is to maintain and expand our position as a leading merchant supplier of advanced components and modules to the rapidly growing telecommunications and cable television networking marketplace. The key elements of our business strategy are as follows:

        - Offer a Comprehensive Portfolio of Fiberoptic Components. We seek to position ourselves as a "one-stop" source for an increasingly greater variety of components and for both the established network system providers as well as the burgeoning number of emerging system providers. As our customers continue to reduce the number of suppliers of components and modules for their systems, we strive to provide the capacity and expertise to effectively partner with our customers to provide a comprehensive solution to their component and module needs.

        - Develop Modules to Improve Customer Time-to-Market. Our customers continue to seek an increase in the level of integration in the optoelectronic and optical products that they purchase from their suppliers. We believe that reductions in the number of component integration and manufacturing steps required at the customer level enable these customers to better focus their time and resources on aspects of their business that leverage their core competencies and their competitive advantages over other system providers. Through close relationships with our customers, we try to understand their needs at an early stage in their product development cycles and to design our products to meet these specific performance and time-to-market needs. We believe that our core competencies in both passive and active components will enable us to design our module-level solutions quickly and effectively.

        - Increase Manufacturing Capacity. As customer demand for our products continues to grow, we are focused on significantly increasing our manufacturing capacity through a number of initiatives including facility expansion, enhanced manufacturing efficiencies, automation and outsourcing. We continue to add people, space and equipment at our facilities throughout the world while simultaneously initiating development efforts that involve both enhancement and optimization of existing manufacturing techniques and development of new, more automated manufacturing solutions. In addition, we are also looking to outsource certain steps of the manufacturing process where partners may help remove production bottlenecks and create a more cost-effective process and scalable process.

        - Maintain Technology Leadership and High Product Reliability. We consider our technological and product leadership and our existing customer relationships to be critical to our continued success. We believe one of the barriers to entry in the long-haul, metro and submarine telecommunications markets is the life-test and quality control criteria established by Telcordia, one of the world's foremost commercial research and development organizations for communications applications. Our new product development often leverages our existing Telcordia test data, enabling us to use our significant library of life-test and quality control data to qualify new products more quickly than our competitors, who may have less available test data. Our research and development efforts continue to focus on the advanced technologies critical to our success in meeting our customers demands for higher channel count systems, increased power, higher speed modulation, all optical networking and module level integration.

        - Partner with our Customers. We work closely with our customers from initial product design through to manufacturing and delivery. By engaging with our customers at every level, we seek to partner with them at the early stages of system development so that we can provide them with all of their component and module needs through customized design and manufacturing. Maintaining strong customer relationships is critical to our company's growth and every effort is made to ensure that our customers' needs are met.

        - Seek Complementary Mergers and Acquisitions. The telecommunications industry is experiencing rapid consolidation and realignment because of globalization, deregulation and rapidly changing competitive technologies such as fiberoptics for cable television, wireless communications and the Internet. We have grown in part by acquiring or merging with telecommunications businesses and may continue to do so in the future. We frequently evaluate strategic opportunities and intend in the future to actively pursue acquisitions of additional products, technologies and businesses.

        Although we expect to be successful in implementing our strategy, our statements about our strategy are forward looking. We cannot predict the future and many factors, some within and some outside of our control may cause us to fail to achieve one or more of our strategic goals. Some of these factors are discussed under "Risk Factors" below.

RECENT DEVELOPMENTS

        On January 31, 2001, the Company acquired Optical Process Automation Corp. ("OPA") in a transaction accounted for as a purchase. The Company issued
3.0 million shares of common stock for all of the outstanding stock, common and preferred, of OPA valued at approximately $130.2 million and assumed the outstanding stock options of OPA, which had an estimated value of approximately $36.7 million. Subject to the completion of certain milestones, the purchase agreement also provides for the issuance of additional shares of common stock, valued at approximately $250.0 million, with the final milestone payment scheduled to be paid on or prior to January 31, 2004.

        On February 13, 2001, the Company completed its acquisition of SDL. As consideration for the transaction, each outstanding share of SDL was exchanged for 3.8 shares of the Company's common stock. The total purchase price is estimated at approximately $41.0 billion, based on the average market value of the Company's common stock for a range of trading days (June 30, 2000 through July 14, 2000) around the announcement of the merger. SDL designs, manufactures and sells semiconductor lasers, laser-based subsystems and fiber optic related solutions. This transaction will be accounted for as a purchase with goodwill of approximately $37.4 billion, which is expected to be amortized over its estimated useful life of five years.

        On February 13, 2001, the Company completed the sale of its Zurich, Switzerland subsidiary to Nortel Networks ("Nortel") for 65.7 million shares of Nortel common stock valued at $2.1 billion, as well as up to an additional $500 million in Nortel common stock payable to the extent Nortel purchases do not meet certain levels under new and existing programs through December 31, 2003. The Company expects to record a gain estimated at $1.9 billion in the quarter ended March 31, 2001.

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

MANUFACTURING

        The following table sets forth our main locations and the primary products manufactured at each location:

         Location                                 Products
         --------                                 --------
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

         Connecticut, Bloomfield                  Modulators and wavelength lockers

         Switzerland, Zurich                      Pump lasers

         Pennsylvania, Chalfont                   Cable television transmitters and amplifiers, transceivers for telecommunications

         Florida, Melbourne                       Test instruments, transmitters and transceivers for telecommunications

         Australia, Sydney                        Fiber Bragg gratings

         California, San Jose                     Add-drop multiplexer modules, wavelength division multiplexers, couplers, circulators, switches, isolators, optical amplifiers and laser subsystems

         California, Santa Rosa                   Thin film filters, optical display and projection products and light intereference pigments

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

EMPLOYEES

        At June 30, 2000, we had a total of approximately 19,000 full-time employees worldwide, including 1,540 in research, development and engineering, 545 in sales, marketing and service, approximately 15,886 in manufacturing, and 1,041 in general management, administration and finance. We intend to hire additional personnel during the next 12 months in each of these areas. Our future success will depend in part on our ability to attract, train, retain and motivate highly qualified employees, who are in great demand. There can be no assurance that we will be successful in attracting and retaining such personnel. Except for our Netherlands and Germany operations, our employees are not represented by any collective bargaining organization. Most hourly and salaried employees in the Netherlands are represented by the Philips Collective Labor Agreement. We have never experienced a work stoppage, slowdown or strike. We consider our employee relations to be good.

                                  RISK FACTORS

DIFFICULTIES WE MAY ENCOUNTER MANAGING OUR GROWTH COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS

        We have historically achieved growth through a combination of internally developed new products and acquisitions. Our growth strategy depends on our ability to continue developing new components, modules and other products for our customer base. However, along with internal new product development efforts as part of this strategy, we expect to continue to pursue acquisitions of other companies, technologies and complementary product lines. The success of each acquisition will depend upon:

        - our ability to manufacture and sell the products of the businesses acquired;

        -       continued demand for these acquired products by our customers;

        - our ability to integrate the acquired business' operations, products and personnel;

        -       our ability to retain key personnel of the acquired businesses;
                and

        - our ability to expand our financial and management controls and reporting systems and procedures.

Difficulties in integrating new acquisitions could adversely affect our business

        Critical to the success of our growth is the ordered, efficient integration of acquired businesses into our organization and, with this end, we have in the past spent and continue to spend significant resources. If our integration efforts are unsuccessful, our businesses will suffer. We are the product of several substantial combinations, mergers and acquisitions, including, among others, the combination of Uniphase and JDS FITEL on June 30, 1999, and the acquisitions of OCLI on February 4, 2000, E-TEK on June 30, 2000 and SDL, Inc. on February 13, 2000. Each combination, merger and acquisition presents unique product, marketing, research and development, facilities, information systems, accounting, personnel and other integration challenges. In the case of several of our acquisitions, we acquired businesses that had previously been engaged primarily in research and development and that needed to make the transition from a research activity to a commercial business with sales and profit levels that are consistent with our overall financial goals. Also, our information systems and those of the companies we acquired are often incompatible, requiring substantial upgrades to one or the other. Further, our current senior management is a combination of the prior senior management teams of JDS Uniphase, OCLI, E-TEK and SDL, several of whom have not previously worked with other members of management. Our integration efforts may not be successful, and may result in unanticipated operations problems, expenses and liabilities and the diversion of management attention. Consequently, our operating results would suffer.

        We often incur substantial costs related to our combinations, mergers and acquisitions. For example, we have incurred direct costs associated with the combination of Uniphase and JDS FITEL of approximately $12.0 million, incurred approximately $8.0 million associated with the acquisition of OCLI, incurred approximately $92.0 million associated with the acquisition of E-TEK and incurred approximately $360.0 million associated with the acquisition of SDL. We expect to continue to incur substantial costs relating to our merger with SDL. We may incur additional material charges in subsequent quarters to reflect additional costs associated with these and other combinations and acquisitions which will be expensed as incurred.

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

        The impact of purchase accounting on our operating results is significant. The following table reflects the impact of in-process research and development expense (in the quarter the acquisition closed) and the prospective quarterly/annual amortization of purchased intangibles attributable to our significant mergers and acquisitions that have closed in the past four quarters (in millions):



                                              Quarterly                Annual
                          In-process        Amortization of        Amortization
                         Research and          Purchased           of Purchased
Entity                    Development         Intangibles           Intangibles
------                   ------------       ---------------        ------------
OCLI                       $   84.1             $   79.8             $    319.1
Cronos                     $    6.3             $   27.9             $    111.8
E-TEK                      $  250.6             $  850.8             $  3,403.2


        The impact of these mergers and acquisitions as well as other acquisitions consummated in the past five years resulted in amortization expense of $896.9 million for the fiscal year ended June 30, 2000 and is expected to result in amortization of approximately $4.6 billion for the fiscal year ending June 30, 2001.

        In addition, we will account for the SDL merger using the purchase method of accounting. In-process research and development, which is currently estimated at $230.0 million, will be expensed in the three months ended March 31, 2001. Intangible assets including goodwill will be generally amortized over a five year period and deferred compensation will be amortized over the remaining vesting period of the unvested SDL stock options assumed by JDS Uniphase of up to four years. The amount of purchase cost allocated to goodwill and other intangibles is estimated to be approximately $38.1 billion. The amount of purchase cost allocated to deferred compensation is currently estimated at $1.0 billion. If goodwill and other intangible assets were amortized in equal quarterly amounts over a five year period and the deferred compensation was amortized over the remaining vesting period of the options, the accounting charge attributable to these items would be approximately $2.1 billion per quarter and $8.2 billion per year.

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

        -       the loss of one or more of our major suppliers or customers;

        -       competitive pricing pressures;

        - the costs associated with the acquisition or disposition of businesses;

        - ourability to design, manufacture and ship technologically advanced products with satisfactory yields on a timely and cost-effective basis;

        -       the announcement and introduction of new products by us; and

        - expenses associated with any intellectual property or other litigation.

        In addition to concerns potentially affecting our operating results addressed elsewhere under "Risk Factors," the following factors may also influence our operating results:

        -       our product mix;

        -       the relative proportion of our domestic and international sales;

        - the timing differences between when we incur expenses to increase our marketing and sales capabilities and when we realize benefits, if any, from such expenditures; and

        - fluctuations in the foreign currencies of our foreign operations.

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

Fluctuations in our customers' business could cause our business and stock price to suffer

        Our business is dependent upon product sales to telecommunications network system providers, who in turn are dependent for their business upon orders for fiber-optic systems from telecommunications carriers. Business fluctuations affecting our system provider customers or their telecommunication carrier customers have affected and will continue to affect our business. Moreover, our sales often reflect orders shipped in the same quarter in which they are received, which makes our sales vulnerable to short-term fluctuations in customer demand and difficult to predict. In general, customer orders may be cancelled, modified or rescheduled after receipt. Consequently, the timing of these orders and any subsequent cancellation, modification or rescheduling of these orders have affected and will in the future affect our results of operations from quarter to quarter. Also, as our customers typically order in large quantities, any subsequent cancellation, modification or rescheduling of an individual order may alone affect our results of operations. In this regard, we have experienced rescheduling of orders by customers and may experience similar rescheduling in the future, which we believe reflects reductions in carrier capital spending and inventory adjustments by our customers in response to less certain carrier demand.

Factors other than our quarterly results could cause our stock price to be volatile or decline

        The market price of our common stock has been and, is likely to continue to be, highly volatile because of causes other than our historical quarterly results, such as:

        - announcements by our competitors and customers of their quarterly results or technological innovations or new products;

        -       developments with respect to patents or proprietary rights;

        -       governmental regulatory action; and

        -       general market conditions.

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

OUR SALES WOULD SUFFER IF ONE OR MORE OF OUR KEY CUSTOMERS SUBSTANTIALLY REDUCED ORDERS FOR OUR PRODUCTS

        Our customer base is highly concentrated. Historically, orders from a relatively limited number of optical system provider customers accounted for a substantial portion of our net sales from telecommunications products. Three customers, Alcatel, Lucent and Nortel, each accounted for over 10% of our net sales for the quarter ended September 30, 2000. We expect that, for the foreseeable future, sales to a limited number of customers will continue to account for a high percentage of our net sales. Sales to any single customer may vary significantly from quarter to quarter. If current customers do not continue to place orders, we may not be able to replace these orders with new orders from new customers. In the telecommunications industry, our customers evaluate our products and competitive products for deployment in their telecommunications systems. Our failure to be selected by a customer for particular system projects can significantly impact our business, operating results and financial condition. Similarly, even if our customers select us, the failure of those customers to be selected as the primary suppliers for an overall system installation, could adversely affect us. Such fluctuations could materially harm our business, financial condition and operating results.

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

WE MAY BECOME SUBJECT TO COLLECTIVE BARGAINING AGREEMENTS

        Our employees who are employed at manufacturing facilities located in North America are not bound by or party to any collective bargaining agreements with it. These employees may become bound by or party to one or more collective bargaining agreements with us in the future. Some of our employees outside of North America, particularly in the Netherlands and Germany, are subject to collective bargaining agreements. If, in the future, more of our employees become bound by or party to any collective bargaining agreements, then our related costs and our flexibility with respect to managing our business operations involving such employees may be materially adversely affected.

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

MARKET CONSOLIDATION HAS CREATED AND CONTINUES TO CREATE COMPANIES THAT ARE LARGER AND HAVE GREATER RESOURCES THAN US

        In the recent past, there have been a number of significant acquisitions announced among our competitors and customers, including:

        -       Lucent Technologies, Inc./Ortel Corporation;

        -       Corning Incorporated/NetOptix Corporation;

        -       Nortel Networks Corp./Xros, Inc.;

        -       Nortel Networks Corp./Core Tek, Inc.;

        -       Corning Incorporated/NZ Applied Technologies Corp.;

        -       Corning Incorporated/Oak Industries;

        -       Lucent Technologies, Inc./Chromatis Networks, Inc.; and

        -       Corning, Inc./Optical Technologies (a division of Pirelli
                S.p.A.).

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

        Our international presence exposes us to risks not faced by wholly-domestic companies. Specifically, we face the following risks, among others:

        International sales are subject to inherent risks, including:

        -       unexpected changes in regulatory requirements;

        -       tariffs and other trade barriers;

        - political, legal and economic instability in foreign markets, particularly in those markets in which we maintain manufacturing and research facilities;

        -       difficulties in staffing and management;

        -       language and cultural barriers;

        - seasonal reductions in business activities in the summer months in Europe and some other countries;

        -       integration of foreign operations;

        -       longer payment cycles;

        -       greater difficulty in accounts receivable collection;

        -       currency fluctuations; and

        -       potentially adverse tax consequences.

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

        Since a significant portion of our foreign sales are denominated in U.S. dollars, our products may also become less price competitive in countries in which local currencies decline in value relative to the U.S. dollar. Our business and operating results may also be materially and adversely affected by lower sales levels that typically occur during the summer months in Europe and some other overseas markets. Furthermore, the sales of many of our optical system provider customers depend on international sales and consequently further exposes us to the risks associated with such international sales.

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

        The issuance of preferred stock under some circumstances could have the effect of delaying, deferring or preventing a change in control. Each outstanding share of our common stock includes one right. Each right entitles the registered holder, subject to the terms of the rights agreement, to purchase from us one unit, equal to one one-thousandth of a share of series B preferred stock, at a purchase price of $3,600 per unit, subject to adjustment, for each share of common stock held by the holder. The rights are attached to all certificates representing outstanding shares of our common stock, and no separate rights certificates have been distributed. The purchase price is payable in cash or by certified or bank check or money order payable to our order. The description and terms of the rights are set forth in a rights agreement between us and American Stock Transfer & Trust Company, as rights agent, dated as of June 22, 1998, as amended from time to time.

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

FORWARD-LOOKING STATEMENTS

        Statements contained in this Annual Report on Form 10-K/A which are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. A forward-looking statement may contain words such as "plans," "hopes," "believes," "estimates," "will continue to be," "will be," "continue to," "expect to," "anticipate that," " to be" or "can impact." These forward-looking statements include statements relating to our expectations as to:

        - the cost to complete our acquired in-process research and development and the expected amortization of such costs,

        - the amount (both in absolute dollars and as a percentage of net sales) of our expenditures for research and development, selling, general and administrative and capital acquisitions and improvements,

        - the sufficiency of existing cash balances and investments, together with cash flow from operations and available lines of credit to meet our liquidity and capital spending requirements at least through the next 12 months,

        - the development costs, anticipated completion, introduction and projected revenues from new and developing products and technologies including the Thermo Optic Waveguide Attenuator, Solid State Switch, WDM EDFA, WDM laser direct modulation, the Submount and RWG series products, CATV technologies, MEMS Devices, High Speed Modulators, High Speed Receivers and Transceivers, and Optical Network Monitors,

        - costs associated with prior, pending and future acquisitions and plans relating thereto,

        - fluctuations in our quarterly results and the price of our common stock,

        -       expansion of our worldwide manufacturing capacity,

        - the growing complexity of network systems used in fiber optic telecommunications and cable television networks and the resulting demand for components and modules,

        - the reduction in the number of suppliers for components used by optical networks,

        - increasing demand for higher levels of integration in optoelectronic and optical products,

        -       increasing demand for our products,

        -       our plans to hire additional personnel in the near future,

        - our plans with respect to the licensing of our intellectual property rights,

        - the expectation that sales to a limited number of customers will continue to account for a high percentage of our net revenues,

        - the expectation that a significant portion of our net sales will be to customers outside of North America and

        -       expectations of market growth.

        Management cautions that forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in such forward-looking statements. These risks and uncertainties include the risk that

        - R&D expenditures will be materially greater or less than those expected,

        - funds will be insufficient to meet our liquidity and capital resources requirements through the next 12 months,

        - development costs, anticipated completion, introduction and projected revenues from new and developing products and technologies may be materially different than anticipated and

        -       future acquisitions may not be completed as expected, or at all.

        Further, our future business, financial condition and results of operations could differ materially from those anticipated by such forward-looking statements and are subject to risks and uncertainties including the risks set forth above. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-K/A to conform such statements to actual results or to changes in our expectations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable

ITEM 4A. DIRECTORS, EXECUTIVE OFFICERS AND OTHER OFFICERS OF THE COMPANY

        The following table sets forth certain information with respect to the executive officers and directors of the Company:

       NAME                                               AGE                          POSITION(s)
       ----                                               ---                          -----------
       Jozef Straus, Ph.D..............................   54    Co-Chairman, Chief Executive Officer
       Charles J. Abbe.................................   59    President, Chief Operating Officer
       M. Zita Cobb....................................   42    Executive Vice President, Strategy and Business Development
       Anthony R. Muller...............................   57    Executive Vice President, Chief Financial Officer and
                                                                Secretary

       Joseph Ip.......................................   43    Senior Vice President, Product Strategy
       Frederick L. Leonberger, Ph.D...................   53    Senior Vice President, Chief Technology Officer
       Michael C. Phillips.............................   50    Senior Vice President, Business Development, and General
                                                                Counsel

       Bruce D. Day(1).................................   44    Director
       Robert E. Enos(2)...............................   61    Director
       Peter A. Guglielmi(1)(2)........................   57    Director
       Martin A. Kaplan(2).............................   63    Co-Chairman
       Donald J. Listwin...............................   41    Director
       John A. MacNaughton(2)..........................   55    Director
       Wilson Sibbett, Ph.D............................   52    Director
       William J. Sinclair(1)..........................   47    Director
       Casimir S. Skrzypczak(1)........................   59    Director

----------

(1)     Member of the Audit Committee

(2)     Member of the Compensation Committee

        DR. STRAUS became, in May 2000, Co-Chairman and Chief Executive Officer and was previously, since July 1999 when JDS FITEL merged with the Company, Co-Chairman, President and Chief Operating Officer. Dr. Straus co-founded JDS FITEL in 1981 and served as its Chief Executive Officer and President from September 1993 until July 1999 when JDS FITEL merged with the Company. He served on the JDS FITEL Board of Directors from 1981 and held various positions with JDS FITEL, including Vice President, Sales and Marketing from 1990 to 1993 when he assumed the position of Chief Executive Officer and President. Prior to 1981, Dr. Straus held various research and management positions related to fiber optic technology at Bell-Northern Research Ltd. and Northern Telecom Limited.

        MR. ABBE became President and Chief Operating Officer in May 2000. From the merger of Optical Coating Laboratory, Inc. ("OCLI") with the Company in February 2000 until May 2000, Mr. Abbe served as Senior Vice President and Senior Operating Officer of the Company. From April 1998 to February 2000, Mr. Abbe served as director and President and Chief Executive Officer of OCLI. Mr. Abbe also served as Vice President and General Manager of OCLI's Santa Rosa Division from April 1966 through April 1998. Prior to joining OCLI, Mr. Abbe held various senior management positions with Raychem Corporation from 1989 to 1996. From 1971 to 1989, Mr. Abbe was employed at McKinsey & Company, Inc., where he last served as senior partner at the San Francisco, California office.

        MS. COBB became, in May 2000, Executive Vice President, Strategy and Business Development and was previously, since July 1999 when JDS FITEL merged with the Company, Senior Vice President of Strategy and Integration of the Company. Ms. Cobb was a director of JDS FITEL as well as its Chief Financial Officer since February 1996. Ms. Cobb held various positions at JDS FITEL since joining JDS FITEL as Controller in 1989. Prior to joining JDS FITEL, Ms. Cobb held various finance-related positions with Fleet Technology Ltd., Arctec, Inc., Shell Canada Resources Ltd. and Texaco Canada Resources Ltd.

        MR. MULLER became, in May 2000 an Executive Vice President. Mr. Muller continues to serve, since his appointment in January 1998, as Chief Financial Officer and Secretary of the Company. Mr. Muller also served as Senior Vice President, from January 1998 to his appointment as Executive President in May 2000. From September 1984 to January 1998, when he joined the Company, Mr. Muller was a member of the Board of Directors. From September 1996 to January 1998, he was Senior Vice President and Chief Financial Officer of Micro Focus Group Plc, a supplier of software tools. From November 1990 to September 1996, Mr. Muller served as Senior Vice President of Operations and Administration and Chief Financial Officer of Centigram Communications Corporation, a supplier of telecommunications systems.

        MR. IP became Senior Vice President of Product Strategy in July 1999 upon the closing the JDS FITEL merger with the Company. Mr. Ip joined JDS FITEL in 1990 and since that time held various research, development and product line management roles. Most recently he held the position of Senior Vice President at Optical Networking Products and Technologies. Prior to 1990, Mr. Ip held various research and development positions related to fiber optic technology at Bell-Northern Research Ltd. and Northern Telecom Limited.

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

        MR. DAY became a member of the Company's Board of Directors in July 1999 as of the closing of the JDS FITEL merger with the Company and was a member of the JDS FITEL Board of Directors since 1996. Since 1991, Mr. Day has been the Vice President, Corporate Development of Rogers Communications Inc. and is principally involved in mergers, acquisitions, divestitures and taxation for Rogers Communications Inc. and its subsidiaries.

        MR. ENOS became a director of the Company in July 1999 upon the closing of the JDS FITEL merger with the Company and was previously a member of the JDS FITEL Board of Directors from 1996 until July 1999. Mr. Enos was the Vice President, Product Line Management, Cable Group and the Vice President, Transmission Network Division of Northern Telecom Limited from 1992 to 1994 and from 1989 to 1992, respectively. Mr. Enos retired from Northern Telecom Limited in 1994.

        MR. GUGLIELMI has been a member of the Company's Board of Directors since May 1998. Mr. Guglielmi is Executive Vice President and Chief Financial Officer of Tellabs, Inc., and has served as its Chief Financial Officer since 1988. From 1993 to 1997, he was also President of Tellabs International, Inc. Prior to joining Tellabs, Mr. Guglielmi was Vice President of Finance and Treasurer of Paradyne Corporation for five years. Mr. Guglielmi serves on several boards of directors, including Tellabs, Inc., Internet Communications Corp. and Digital LightWave, Inc..

        MR. KAPLAN has been a member of the Company's Board of Directors since November 1997. In May 2000, Mr. Kaplan was appointed as Co-Chairman of the Board. Mr. Kaplan is Executive Vice President of Pacific Telesis and is responsible for coordinating integration plans following the merger of SBC Communications, Inc. and Pacific Telesis Group. From 1995 to 1997, Mr. Kaplan was Executive Vice President of Pacific Bell and President of the Network Services Group. From 1993 to 1995, he was Chief Technology, Quality and Re-Engineering Officer for Pacific Bell. Mr. Kaplan also is a director of Conductus.

        MR. LISTWIN became a director of the Company in June 2000 upon the closing of the merger of E-TEK Dynamics, Inc. with the Company. Mr. Listwin is presently Chief Executive Officer of Phone.com and has served in that position since September 2000. Mr. Listwin was an Executive Vice President at Cisco Systems, Inc. ("Cisco"), from 1990 to September 2000. In April 1997, Mr. Listwin was named the Senior Vice President of Cisco's service provider line of business. Prior to 1997, Mr. Listwin was Senior Vice President of Cisco's market development from August 1996 to April 1997, Vice President and General Manager of Cisco's access business unit from September 1995 to August 1996, and Vice President of Marketing from September 1993 to September 1995. Mr. Listwin also serves as a director of TIBCO Software Inc. and Software.com.

        MR. MACNAUGHTON joined the Company's Board of Directors in July 1999 upon the closing of the JDS FITEL merger with the Company. Mr. MacNaughton was President of Leapfrog Capital Corporation from April 1999 to August 1999. Mr. MacNaughton has been President and Chief Executive Officer of the Canada Pension Plan Investment Board from September 1999 to the present. Mr. MacNaughton was President of Nesbitt Burns Inc. and its predecessor company from September 1994 until his retirement on March 31, 1999. From December 1990 to September 1994, when it was acquired by a subsidiary of Bank of Montreal and merged with Nesbitt Thomson Inc., he was President and Chief Executive Officer of Burns Fry Limited. Nesbitt Burns Inc. lead managed the initial public offering of JDS FITEL in March 1996.

        PROFESSOR SIBBETT has been a member of the Company's Board of Directors since February 1995. Since 1994, he has been Director of Research for the School of Physics and Astronomy at the University of St. Andrews, Scotland and was previously the Head of Department from 1985 to 1994. Professor Sibbett is a Council-member of both the UK Engineering and Physical Sciences Research Council ("EPSRC") and the Council of the Central Laboratories of the UK Research Councils. He is the co-Technical Director of the Photonics Innovation Centre at the University of St. Andrews and is also the Director of an EPSRC-funded multi-partner "Ultrafast Photonics Collaboration" (based at the University of St. Andrews) that is targeted on research developments in ultrafast datacomms.

        MR. SINCLAIR became a director of the Company in July 1999 upon the closing of the JDS FITEL merger with the Company. Mr. Sinclair co-founded JDS FITEL in 1981, was President of JDS FITEL from 1982 until 1993 and served as a director of JDS FITEL from 1981 until the closing of the JDS FITEL merger with the Company in July 1999. He is currently Director, Research and Development, of Fluorosense Inc. and has held this position since 1995. Mr. Sinclair was an independent consultant in the area of optics from 1993 to 1995. Prior to 1981, Mr. Sinclair was a member of the Technical Staff at Bell-Northern Research Ltd. specializing in fiber optic technology.

        MR. SKRZYPCZAK has been a member of the Company's Board of Directors since July 1997. Since October 1999, Mr. Skrzypczak has been Senior Vice President at Cisco Systems, Inc. Mr. Skrzypczak served as a Group President at Telcordia Technologies from July 1997 to October 1999. He was Corporate Vice President and Group President of Professional Services of Bellcore until March 1997. Earlier, Mr. Skrzypczak was President, NYNEX Science & Technology and Vice President, Network & Technology Planning for NYNEX. Mr. Skrzypczak has served as a trustee of Polytechnic University since 1987 and is chairman of its Education Committee. Mr. Skrzypczak also serves as a director of Stanford Microdevices Inc.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        At September 20, 2000, we had approximately 4,214 holders of record of our common stock and Exchangeable shares. We had 783,916,401 Common Shares and 173,904,237 Exchangeable Shares outstanding on The Nasdaq National Market and The Toronto Stock Exchange, respectively. Holders of Exchangeable Shares may tender their holdings for common stock on a one-for-one basis at any time. The closing price on September 20, 2000 for the Common Stock and the Exchangeable Shares was $107.13 and Canadian $158.50, respectively. We have not paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The following high and low closing sale prices indicated for our Common Stock are as reported on the Nasdaq National Market during each of the quarters indicated. The prices in the following table have been adjusted to reflect all previous stock dividends and splits through the date of this Annual Report on Form 10-K/A.

                                          HIGH                    LOW
                                         --------               --------
Fiscal 2000 Quarter Ended:
  June 30                                $131.190               $ 73.130
  March 31                               $153.420               $ 74.500
  December 31                            $ 88.750               $ 28.000
  September 30                           $ 30.370               $ 19.310
Fiscal 1999 Quarter Ended:
  June 30                                $ 20.899               $ 12.813
  March 31                               $ 14.391               $  7.938
  December 31                            $  8.672               $  4.297
  September 30                           $  7.875               $  4.703

        On August 4, 1999, the Company completed an underwritten public offering of shares of common stock and a concurrent private offering of Exchangeable Shares of its wholly-owned subsidiary, JDS Uniphase Canada Ltd. The underwritten public offering related to 37.0 million shares of common stock at a price of US$20.656 per share of which 28.1 million shares were sold by the Company and
8.9 million shares were sold by certain stockholders of JDS Uniphase. The Exchangeable Share offering consisted of 2.2 million Exchangeable Shares sold by JDS Uniphase Canada Ltd. and 0.8 million Exchangeable Shares sold by certain stockholders of JDS Uniphase Canada Ltd. The net proceeds to the Company from both offerings, which are being used for general corporate purposes, aggregated approximately $600 million. On August 25, 1999, the Company received additional proceeds of approximately $110 million from the sale of an additional 5.6 million shares of common stock as a result of the underwriters exercising their over-allotment option in the public offering.

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

ITEM 6. SELECTED FINANCIAL DATA

                              FINANCIAL HIGHLIGHTS

SELECTED FINANCIAL DATA
(In millions, except per share data)

YEARS ENDED JUNE 30,                                   2000(2)(3)       1999(4)         1998             1997             1996
--------------------                                   ----------     ----------      ----------       ----------       ----------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales ........................................     $  1,430.4     $    282.8      $    185.2       $    113.2       $     73.7
Amortization of purchased intangibles ............     $    896.9     $     15.7      $      5.6       $      1.8       $      0.2
Acquired in-process research and development .....     $    360.7     $    210.4      $     40.3       $     33.3       $      4.5
Merger and other costs(1) ........................     $       --     $      6.8      $       --       $       --       $       --
Income (loss) from operations ....................     $   (865.1)    $   (153.2)     $    (11.5)      $    (15.8)      $      5.8
Net income (loss) ................................     $   (904.7)    $   (171.1)     $    (19.6)      $    (17.8)      $      3.2
Earnings (loss) per share(5):
  Basic ..........................................     $    (1.27)    $    (0.54)     $    (0.07)      $    (0.07)      $     0.02
  Dilutive .......................................     $    (1.27)    $    (0.54)     $    (0.07)      $    (0.07)      $     0.01
Shares used in per share calculation(5):
  Basic ..........................................          710.9          318.2           283.6            269.5            204.5
  Dilutive .......................................          710.9          318.2           283.6            269.5            223.3

AT JUNE 30,                                               2000           1999            1998             1997             1996
-----------                                            ----------     ----------      ----------       ----------       ----------
CONSOLIDATED BALANCE SHEET DATA:
Working capital ..................................     $  1,325.7     $    314.8      $    121.4       $    110.2       $    132.2
Total assets .....................................     $ 26,389.1     $  4,096.1      $    332.9       $    180.7       $    175.7
Long-term obligations ............................     $     61.2     $      9.8      $      5.7       $      2.5       $      7.1
Total stockholders' equity .......................     $ 24,778.6     $  3,619.3      $    280.0       $    152.0       $    154.8

----------

(1) Results of operations include $5,877,000 of costs and expenses attributable to the pooling of interests transaction with Uniphase Broadband Products, and $882,000 loss on sale of the Ultrapointe Systems assets in fiscal 1999.

(2) JDS Uniphase merged with Optical Coating Laboratory, Inc. (OCLI) on February 4, 2000 in a transaction accounted for as a purchase. The consolidated statement of operations and other data for the year ended June 30, 2000 and the consolidated balance sheet data as of June 30, 2000 include the results of operations subsequent to February 4, 2000 and financial position, respectively, of OCLI.

(3) JDS Uniphase merged with E-TEK Dynamics, Inc. (E-TEK) on June 30, 2000 in a transaction accounted for as a purchase. The consolidated balance sheet data as of June 30, 2000 includes the financial position of E-TEK.

(4) Uniphase merged with JDS FITEL effective June 30, 1999 in a transaction accounted for as a purchase. The consolidated statement of operations and other data for the year ended June 30, 2000 and the consolidated balance sheet data as of June 30, 2000 and 1999 include the results of operations and financial position, respectively, of JDS FITEL.

(5) Share and per share amounts for all historical periods have been restated to reflect the two separate two-for-one stock splits for stockholders of record as of December 22, 1999 and March 2, 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        JDS Uniphase Corporation was the result of a merger between Uniphase Corporation ("Uniphase") and JDS FITEL Inc. ("JDS FITEL"), pursuant to which they combined their operations on June 30, 1999. Certain historic information described in this Annual Report on Form 10-K/A pertains only to either Uniphase Corporation or JDS FITEL Inc. In such instances, historic information that is specific to Uniphase Corporation or JDS FITEL Inc. is specifically described as "Uniphase" or "JDS FITEL" information, respectively. References to "we," "us," "our," the "Company" and "JDS Uniphase" refer to the combined entity resulting from the merger.

        We are a leading provider of advanced fiber optic components and modules. These products are sold to the world's leading telecommunications and cable television system providers, which are commonly referred to as OEMs and include Alcatel, Ciena, Cisco, Corning, Lucent, Marconi, Motorola, Nortel, ONI Systems, Scientific Atlanta, Siemens, Sycamore and Tyco. Our products are basic building blocks for fiber optic networks and perform both optical-only, commonly referred to as "passive" functions, and optoelectronic, commonly referred to as "active" functions, within fiberoptic networks. Our products include semiconductor lasers, high-speed external modulators, transmitters, amplifiers, couplers, multiplexers, circulators, tunable filters, optical switches and isolators for fiberoptic applications. We also supply our OEM customers with test instruments for both system production applications and network installation. In addition, we design, manufacture and market laser subsystems for a broad range of OEM applications, optical display and projection products used in computer displays and other similar applications and light interference pigments used in security products and decorative surface treatments.

        The historical results of operations contained herein include acquired in-process research and development expense, in the aggregate amounts of (1) $360.7 million, in connection with the acquisitions of Epitaxx, Inc. ("EPITAXX"), Sifam Limited ("SIFAM"), Optical Coating Laboratory, Inc. ("OCLI"), Cronos Integrated Microsystems, Inc. ("Cronos") and E-TEK Dynamics, Inc. ("E-TEK") in 2000, and (2) $210.4 million, attributable to the JDS FITEL merger in 1999.

        The Company is the product of several strategic mergers and acquisitions, including the June 30, 1999 combination of Uniphase and JDS FITEL. During 2000 alone, we acquired the following companies and businesses, in chronological order: AFC Technologies ("AFC"), Ramar Corporation ("Ramar"), EPITAXX, SIFAM, Oprel Technologies Inc. ("Oprel"), IOT Limited ("IOT"), OCLI, Cronos, Fujian Casix Lasers Inc. ("Casix") and E-TEK. During 2001, we acquired the following companies and businesses in chronological order: Epion Corporation ("Epion"), Optical Process Automation Corp. ("OPA") and SDL, Inc. ("SDL"). Consequently, while our historical results of operations for each year include the results of operations of acquired companies from the date of acquisition, our results from prior years, for comparison purposes, exclude such acquired companies' results. Most significantly, the 2000 results of operations include a full year's results of operations from the merger with JDS FITEL as well as the post acquisition results of each of the companies mentioned above, while the 1999 and 1998 results of operations include business activities from only Uniphase.

        Accordingly, at the end of "Results of Operations -- Actual" and "Operating Segment Information -- Actual," we have provided supplemental discussions of our 2000 actual results with 1999 pro forma results, which combine the historical consolidated 1999 results of operations of the former Uniphase Corporation for the 12 months ended June 30, 1999, with the historical results of operations of JDS FITEL for the twelve months ended May 31, 1999, under the headings "Results of Operations -- Pro forma" and "Operating Segment Information -- Pro forma." These pro forma results have been disclosed in our Current Report on Form 8-K/A filed on May 22, 2000 and are hereby incorporated herein by this reference.

RECENT EVENTS

         On January 31, 2001, the Company acquired Optical Process Automation Corp. ("OPA") in a transaction accounted for as a purchase. The Company issued
3.0 million shares of common stock for all of the outstanding stock, common and preferred, of OPA valued at approximately $130.2 million and assumed the outstanding stock options of OPA, which had an estimated value of approximately $36.7 million. Subject to the completion of certain milestones, the purchase agreement also provides for the issuance of additional shares of common stock, valued at approximately $250.0 million, with the final milestone payment scheduled to be paid on or prior to January 31, 2004.

         On February 13, 2001, the Company completed its acquisition of SDL. As consideration for the transaction, each outstanding share of SDL was exchanged for 3.8 shares of the Company's common stock. The total purchase price is estimated at approximately $41.0 billion, based on the average market value of the Company's common stock for a range of trading days (June 30, 2000 through July 14, 2000) around the announcement of the merger. SDL designs, manufactures and sells semiconductor lasers, laser-based subsystems and fiber optic related solutions. This transaction will be accounted for as a purchase with goodwill of approximately $37.4 billion, which is expected to be amortized over its estimated useful life of five years.

          On February 13, 2001, the Company completed the sale of its Zurich, Switzerland subsidiary to Nortel Networks ("Nortel") for 65.7 million shares of Nortel common stock valued at $2.1 billion, as well as up to an additional $500 million in Nortel common stock payable to the extent Nortel purchases do not meet certain levels under new and existing programs through December 31, 2003. The Company expects to record a gain estimated at $1.9 billion in the quarter ended March 31, 2001.

RESULTS OF OPERATIONS -- ACTUAL

        The following table sets forth for the periods indicated certain actual financial data as a percentage of net sales:

                                                                 YEARS ENDED JUNE 30,
                                                          ----------------------------------
                                                           2000          1999          1998
                                                          ------        ------        ------
Net sales ..........................................       100.0%        100.0%        100.0%
Cost of sales ......................................        52.5%         49.0%         51.9%
                                                          ------        ------        ------
  Gross profit .....................................        47.5%         51.0%         48.1%
Operating expenses:
  Research and development .........................         7.9%          9.5%          8.0%
  Selling, general and administrative ..............        12.2%         13.3%         21.5%
  Amortization of purchased intangibles ............        62.7%          5.6%          3.0%
  Acquired in-process research and development .....        25.2%         74.4%         21.8%
  Merger and other costs ...........................          --           2.4%           --
                                                          ------        ------        ------
Total operating expenses ...........................       108.0%        105.2%         54.3%
                                                          ------        ------        ------
Loss from operations ...............................       (60.5)%       (54.2)%        (6.2)%
  Interest and other income, net ...................         2.5%          1.3%          1.8%
                                                          ------        ------        ------
  Loss before income taxes .........................       (58.0)%       (52.9)%        (4.4)%
Income tax expense .................................         5.2%          7.6%          6.2%
                                                          ------        ------        ------
Net loss ...........................................       (63.2)%       (60.5)%       (10.6)%
                                                          ======        ======        ======

Years Ended June 30, 2000, 1999 and 1998

        Net Sales. Net sales of $1,430.4 million for 2000 represented an increase of $1,147.6 million or 406% over 1999 net sales of $282.8 million, which increased $97.6 million or 53% over 1998 net sales of $185.2 million. The increase from 1999 to 2000 reflected 407% and 592% growth in our Components and Modules segments, respectively. Net sales from JDS FITEL are included for the entire year 2000, and net sales from the companies we acquired in 2000 are included subsequent to their date of acquisition (see Note 9 of Notes to Consolidated Financial Statements). The increase from 1998 to 1999 reflected 100% and 81% growth in our Components and Modules segments, respectively, and resulted primarily from the net sales from Uniphase Netherlands B.V. ("UNL") which are included for the entire year of 1999 and net sales from companies we acquired in 1999 from the date of their acquisition. (see Note 9 of Notes to Consolidated Financial Statements). Separate discussions with respect to net sales and operating profits by each of the reportable operating segments can be found following the Results of Operations -- Pro forma section.

        Net sales to customers outside the United States and Canada accounted for $326.7 million, $114.4 million and $70.5 million or 23%, 40%, and 38% of total sales for the years ended June 30, 2000, 1999 and 1998, respectively. The increase of $212.3 million from 1999 to 2000 is primarily because of inclusion of a full year's sales from JDS FITEL, as well as the acquisitions of OCLI, SIFAM, Oprel and AFC during 2000. The increase of $43.9 million from 1998 to 1999 is primarily because of increased sales from both our components and modules segments and the inclusion of a full year's sales from UNL. The decrease from 40% in 1999 to 23% in 2000, is primarily because of the inclusion of JDS FITEL, which sells a higher mix of its products to customers in the U.S. and Canada.

        Net sales for the year ended June 30, 2000 are not considered indicative of the results to be expected for any future period. In addition, there can be no assurance that the market for our products will grow in future periods at its historical percentage rate or that certain market segments will not decline. Further, there can be no assurance that we will be able to increase or maintain our market share in the future or to achieve historical growth rates.

        Gross Profit. Gross profit of $678.8 million, or 47% of net sales for 2000 represents an increase of $534.7 million or 371% over 1999 gross profit of $144.1 million, which was 51% of net sales. Gross profit increased $55.0 million or 62% over 1998 gross profit of $89.1 million, which was 48% of net sales.

        Strong demand for virtually all of our optical components and modules products combined with the increased operations resulting from the JDS FITEL merger contributed to the increases in gross profit for 2000.

        The decline in the gross profit percentage of net sales from 1999 to 2000 reflects the impact of $25.3 million in purchase accounting adjustments to reflect the fair value of JDS FITEL, EPITAXX, SIFAM, OCLI and Cronos inventories. These adjustments flowed through to cost of sales during the year. Gross profit was also reduced by a $22.6 million write-down of inventory related to the E-TEK acquisition based on management's decision subsequent to the acquisition to discontinue using certain inventory.

Reductions in average selling prices were largely offset by reductions in manufacturing costs through automation, yield improvements and other improvements in the manufacturing processes.

        For 1999, the increase in gross profit from our optical components and modules products more than offset gross profit lost in connection with the sale of the Ultrapointe business in December 1998. The 1999 amounts also include a full year's gross profit from UNL, which contributed to the increase, while 1998 gross profits were adversely impacted by $4.1 million in write-downs of inventory primarily related to the acquisition of UNL ($2.5 million) and the sale of the Ultrapointe business ($1.0 million).

        Gross margin increased to 51% in 1999 from 48% in 1998 primarily because of certain manufacturing efficiencies and the higher relative growth rate of product lines with higher gross margin rates.

        There can be no assurance that we will be able to maintain gross margins at current levels in future periods. We expect that periodic fluctuations in our gross margins will continue because of changes in our sales and product mix, manufacturing constraints, competitive pricing pressures, higher costs resulting from new production facilities, manufacturing yields, acquisitions of businesses that may have different margins than ours and inefficiencies associated with new product introductions. As we acquire additional companies or businesses through mergers or acquisitions, we expect that periodic fluctuations in our gross margins will continue because of the effects of purchase accounting adjustments.

        Research and Development Expense. Research and development (R&D) expense of $113.4 million or 8% of net sales represented an increase of $86.4 million or 320% over 1999 expense of $27.0 million or 10% of net sales. The increase in R&D expenses is primarily due to increased personnel costs and other expenses related to the development of new products and technologies, and the continued development and enhancement of existing products, the inclusion of JDS FITEL for the entire year of 2000, and the inclusion of our acquisitions during 2000 from the date of acquisition.

        R&D expense of $27.0 million or 10% of net sales in 1999 represented an increase of $12.2 million or 82% over 1998 expense of $14.8 million or 8% of net sales. The increase in R&D expenses in 1999 was primarily due to the development and enhancement of our fiber optic product lines and the acquisition of UNL in June 1998. As a percentage of net sales, R&D expense declined to 8% in 2000 from 10% in 1999, but was comparable to the 1998 ratio of 8%.

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

        Selling, General and Administrative Expense. Selling, general and administrative expense (SG&A) of $172.9 million or 12% of net sales represented an increase of $135.5 million or 362% over 1999 expense of $37.4 million or 13% of net sales. The 1999 SG&A expense represented a decrease of $2.5 million or 6% as compared to 1998 SG&A expense of $39.9 million or 22% of net sales. The increase in 2000 is primarily due to higher SG&A costs due to the hiring of additional sales, marketing and administrative personnel, the inclusion of JDS FITEL for the entire year of 2000, and the inclusion of our acquisitions during 2000. As a percentage of net sales, SG&A for 2000 was consistent with 1999.

        The decrease in 1999 SG&A expenses as compared to 1998 was primarily due to $9.3 million of non-recurring charges for the reorganization of UNL incurred in 1998 and the sale of the Ultrapointe business in 1999. Without the non-recurring charges, 1999 SG&A expenses increased over 1998 primarily due to higher sales, marketing and administrative costs to support all telecommunications and cable television ("CATV") products and the addition of UNL in June 1998, which was offset by a reduction in SG&A expense as a result of the sale of the Ultrapointe business.

        We expect the amount of SG&A expenses to increase in the future, although such expenses may vary as a percentage of net sales in future periods. We expect to incur charges to operations in 2001, which are not currently estimable, to reflect costs associated with integrating E-TEK's operations.

        Amortization of Purchased Intangibles. Since 1995, we have entered into several mergers and acquisitions that generated approximately $23.3 billion in identified intangibles (primarily developed technology) and goodwill. In 2000, amortization of purchased intangibles ("API") was $896.9 million or 63% of net sales, which represented an increase of $881.2 million or 5,613% over 1999 API of $15.7 million or 6% of net sales. The increase in API is primarily due to the intangible assets generated from the acquisition of JDS FITEL in June 1999, and the acquisitions of AFC, Ramar, EPITAXX, SIFAM, Oprel, IOT, OCLI, Cronos, and Casix during 2000 (see Note 9 of Notes to Consolidated Financial Statements).

        In 1999, API was $15.7 million or 6% of net sales, which represented a $10.1 million or 180% increase from API of $5.6 million or 3% of net sales in 1998. The increase in API in 1999 was primarily due to the intangible assets recorded in connection with the acquisition of UNL in June 1998 and the purchase of certain assets from Chassis Engineering in September 1998.

        Our API will increase significantly in future periods as a result of our acquisitions during 2000 and, accordingly, we expect to report losses for the foreseeable future. Goodwill and other intangibles arising from our acquisitions in 2000 totaled $19.8 billion, including the related deferred tax effect, and are currently being amortized over periods ranging from 3-15 years. We also expect to record significant additional goodwill and other intangibles related to our pending acquisition of SDL. In addition, API could change because of other acquisitions or impairment of existing identified intangible assets and goodwill in future periods.

        Acquired In-process Research and Development. In 2000, we recorded charges of $360.7 million or 25% of net sales for acquired in-process research and development resulting from the acquisitions of EPITAXX ($16.7 million), SIFAM ($3.0 million), OCLI ($84.1 million), Cronos ($6.3 million) and E-TEK ($250.6 million). In 1999, we recorded $210.4 million or 74% of net sales of acquired in-process research and development resulting from the former Uniphase Corporation's merger with JDS FITEL. In 1998, we incurred charges for in-process research and development of $40.3 million or 22% of net sales related to the acquisition of UNL ($33.7 million) and Uniphase Fiber Components ("UFC") ($6.6 million) (see Note 9 of Notes to Consolidated Financial Statements). These amounts were expensed on the acquisition dates because the acquired technology had not yet reached technological feasibility and had no future alternative uses. There can be no assurance that acquisitions of businesses, products or technologies by us in the future will not result in substantial charges for acquired in-process research and development that may cause fluctuations in our quarterly or annual operating results.

        A description of the acquired in-process technology, stage of development, estimated completion costs, and time to complete at the date of the merger for our significant 2000 acquisitions, as well as the current status of acquired in-process research and development projects for each acquisition can be found at the end of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Interest and Other Income. Net interest and other income of $35.3 million for 2000 represented an increase of $31.7 million from 1999 income of $3.6 million, which represented an increase of $0.4 million from 1998 income of $3.2 million. The increase in interest and other income was the result of higher investment balances obtained through cash generated from operating activities, our mergers with JDS FITEL and OCLI, and the completion of a public offering of our common stock and a private placement of Exchangeable shares in August 1999 that generated $713.6 million in cash, net of transaction costs. The increase in interest and other income in 1999 was primarily the result of higher investment balances.

        Income Tax Expense. We recorded tax provisions of $74.9 million, $21.5 million, and $11.4 million for 2000, 1999, and 1998, respectively. The expected tax benefit derived by applying the federal statutory rate to the operating losses each year was primarily offset by non-deductible in-process research and development expenses and non-deductible amortization of purchased intangibles for 2000, and non-deductible in-process research and development expenses for 1999 and 1998.

        We have established a valuation allowance for a portion of the gross deferred tax assets. The valuation allowance at June 30, 2000 reduces net deferred tax assets to amounts considered realizable in the near future based on projected future taxable income. Future taxable income is represented by recorded deferred tax liabilities. Deferred tax assets related to net operating losses that are subject to a valuation allowance will be credited to paid in capital when realized. Deferred tax assets attributable to acquisition related items that are subject to a valuation allowance will, when realized, first reduce unamortized goodwill, then other non-current intangible assets of acquired subsidiaries, and then income tax expense. There can be no assurance that deferred tax assets subject to the valuation allowance will be realized.

RESULTS OF OPERATIONS -- PRO FORMA

        The following supplemental table compares actual results of operations of JDS Uniphase for 2000 with pro forma results of operations of the former Uniphase Corporation and JDS FITEL combined for 1999.

                                                                               PRO FORMA
                                                                              RESULTS OF
                                                               AS REPORTED     OPERATIONS       AS REPORTED
                                                                   GAAP       UNIPHASE AND         GAAP
                                                                 RESULTS       JDS FITEL          RESULTS
                                                              OF OPERATIONS     COMBINED       OF OPERATIONS
                                                              -------------   ------------     -------------
                                                                            YEAR ENDED, JUNE 30,
                                                              ----------------------------------------------
                                                                2000               1999               1999
                                                              --------           --------           --------
                                                                              (IN MILLIONS)
Net sales ..........................................          $1,430.4           $  587.9           $  282.8
Cost of sales ......................................             751.6              284.4              138.7
                                                              --------           --------           --------
  Gross profit .....................................             678.8              303.5              144.1
Operating expenses:
  Research and development .........................             113.4               52.5               27.0
  Selling, general and administrative ..............             172.9               71.5               37.4
  Amortization of purchased intangibles ............             896.9              687.5               15.7
  Acquired in-process research and development .....             360.7              210.4              210.4
  Merger and other costs ...........................                --                6.8                6.8
                                                              --------           --------           --------
Total operating expenses ...........................           1,543.9            1,028.7              297.3
                                                              --------           --------           --------
Income (loss) from operations ......................            (865.1)            (725.2)            (153.2)
  Interest and other income, net ...................              35.3               10.4                3.6
                                                              --------           --------           --------
Income (loss) before income taxes ..................            (829.8)            (714.8)            (149.6)
  Income tax expense ...............................              74.9               (2.5)              21.5
                                                              --------           --------           --------
Net income (loss) ..................................          $ (904.7)          $ (712.3)          $ (171.1)
                                                              ========           ========           ========

Years Ended June 30, 2000 and 1999

        Net Sales. Net sales of $1,430.4 million for 2000 represented an increase of $842.5 million or 143% over pro forma 1999 net sales of $587.9 million. The increase from 1999 to 2000 reflected $648.9 or 330% growth in our existing Components and Modules segments on a pro forma basis. Growth was driven by customer demands for higher channel count systems to meet increased bandwidth requirements. The additional increase in 2000 reflected the impact of $193.6 million net sales from companies we acquired in 2000 (see Note 9 of Notes to Consolidated Financial Statements). Separate discussions with respect to pro forma net sales by each of the reportable operating segments can be found after this section.

        Net sales for the year ended June 30, 2000 are not considered indicative of the results to be expected for any future period. In addition, there can be no assurance that the market for our products will grow in future periods at its historical percentage rate or that certain market segments will not decline. Further, there can be no assurance that we will be able to increase or maintain our market share in the future or to achieve historical growth rates.

        Gross Profit. Gross profit of $678.8 million, or 47% of net sales for 2000 represents an increase of $375.3 million or 124% over 1999 pro forma gross profit of $303.5 million, or 52% of pro forma net sales. Strong demand for virtually all our optical components and modules products combined with $83.3 million gross profits from companies we acquired in 2000 contributed to the increases. The decline in the pro forma gross profit percentage of net sales from 1999 to 2000 reflects the impact of $25.3 million in purchase accounting adjustments which increased JDS FITEL, EPITAXX, SIFAM, OCLI and Cronos inventories. These adjustments flowed through to cost of sales during the year. Gross profit was also impacted by $22.6 million in adjustments related to the E-TEK acquisition, which decreased E-TEK's net inventory and flowed through to cost of sales upon completion of our acquisition of E-TEK. Excluding the impact of above described acquisition related adjustments, gross profit declined from 52% in 1999 to 51% in 2000. The decrease reflects 15% to 20% reductions in average selling prices, which were largely offset by reductions in manufacturing costs through automation, yield improvements and other improvements in the manufacturing processes.

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

        Research and Development Expense. R&D expense of $113.4 million or 8% of net sales represented an increase of $60.9 million or 116% over pro forma 1999 expense of $52.5 million or 9% of pro forma net sales. The increase in R&D expenses is primarily due to increased personnel costs and other expenses related to the development of new products and technologies, and the continued development and enhancement of existing products and the inclusion of our acquisitions during 2000 from the date of acquisition.

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

        Selling, General and Administrative Expense. Selling, general and administrative expense (SG&A) of $172.9 million or 12% of net sales represented an increase of $101.4 million or 142% over pro forma 1999 expense of $71.5 million or 12% of net sales. The increase in 2000 is primarily a result of higher SG&A costs due to the hiring of additional administrative personnel and inclusion of our 2000 acquisitions expenses subsequent to the date of acquisition. As a percentage of net sales, SG&A for 2000 was consistent with pro forma 1999 SG&A. As our business continues to grow, we expect the amount of SG&A expenses to increase in the future, although such expenses may vary as a percentage of net sales in future periods. We expect to continue incurring charges to operations, which to date have been within management's expectations, associated with integrating recent acquisitions.

        We expect the amount of SG&A expenses to increase in the future, although such expenses may vary as a percentage of net sales in future periods. We expect to incur charges to operations, which are not currently estimable, in 2001 to reflect costs associated with integrating E-TEK's operations.

        Amortization of Purchased Intangibles. Since 1995, we have entered into several mergers and acquisitions that generated approximately $23.3 billion in identified intangibles (primarily developed technology) and goodwill. In 2000, API was $896.9 million or 63% of net sales, which represented an increase of $209.4 million or 30% over pro forma 1999 API of $687.5 million or 117% of net sales. The pro forma 1999 API is calculated as the 12 months amortization expense for JDS FITEL, which would have been incurred in 1999 assuming that the merger between Uniphase and JDS FITEL was completed on July 1, 1998. The increase in API in 2000, is primarily due to the intangible assets generated from the acquisitions of AFC, Ramar, EPITAXX, SIFAM, Oprel, IOT, OCLI, Cronos, and Casix during 2000 (see Note 9 of Notes to Consolidated Financial Statements).

        Our API will increase significantly in future periods as a result of our acquisitions during 2000 as well as the E-TEK acquisition that was completed on June 30, 2000 and, accordingly, we expect to report losses for the foreseeable future. Goodwill and other intangibles arising from our acquisitions in 2000 totaled $19.8 billion, including the related deferred tax effect, and are currently being amortized over periods ranging from 3 -- 15 years. We also expect to incur significant additional API related to our pending acquisition of SDL. In addition, API could change because of other acquisitions or impairment of existing identified intangible assets and goodwill in future periods.

        Acquired In-Process Research and Development. In 2000, we recorded charges of $360.7 million or 25% of net sales for acquired in-process research and development resulting from the acquisitions of EPITAXX ($16.7 million), SIFAM ($3.0 million), OCLI ($84.1 million), Cronos ($6.3 million) and E-TEK ($250.6 million). In 1999, we recorded $210.4 million or 36% of pro forma net sales of acquired in-process research and development resulting from the former Uniphase Corporation's merger with JDS FITEL. See Note 9 of Notes to Consolidated Financial Statements. These amounts were expensed on the acquisition dates because the acquired technology had not yet reached technological feasibility and had no future alternative uses. There can be no assurance that acquisitions of businesses, products or technologies by us in the future will not result in substantial charges for acquired in-process research and development that may cause fluctuations in our quarterly or annual operating results.

        A description of the acquired in-process technology, stage of development, estimated completion costs, and time to complete at the date of the merger for our significant 2000 acquisitions, as well as the current status of acquired in-process research and development projects for each acquisition can be found at the end of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Interest and Other Income. Net interest and other income of $35.3 million for 2000 represented an increase of $24.9 million from pro forma 1999 income of $10.4 million. The increase in interest and other income was the result of higher investment balances obtained through cash generated from operating activities, our acquisition of OCLI and the completion of a public offering of our common stock and a private placement of Exchangeable shares in August 1999 that generated $713.6 million in cash, net of transaction costs.

OPERATING SEGMENT INFORMATION -- ACTUAL

        Components. Net Sales for 2000 increased $673.6 million or 407% from 1999. This increase is primarily as a result of the merger with JDS FITEL and increased demand across a broad range of products. Please refer to the comparison of pro forma combined 1999 sales to 2000 sales at the end of this discussion. Net sales for 1999 increased $82.6 million or 100% from 1998. This increase reflects the introduction of several new products including a high powered 980-nm pump laser, the submarine 980-nm pump laser and a wavelength locker. Net Sales for 1999 also includes a full years contribution to net sales from the acquisition of UNL accounted for as a purchase in June 1998.

        Operating income for 2000 increased $287.8 million or 541% from 1999. This increase reflects the increased sales as discussed above and the change in the product mix as a result of the merger with JDS FITEL. Operating income for 1999 increased $29.4 million or 123% from 1998. This was the result of the increased sales discussed above as well as the higher volumes enabled by final qualification of Uniphase Laser Enterprise's ("ULE") new wafer fabrication facility.

        Modules. Net Sales for 2000 increased $367.2 million or 592% from 1999. This increase is primarily a result of the merger with JDS FITEL and increased demand for optical amplifiers. Please refer to the comparison of pro forma combined 1999 sales to 2000 sales. Net sales for 1999 increased $27.7 million or 81% from 1998. This increase reflects the introduction of new products such as the 1310-nm CATV transmitter product line.

        Operating income for 2000 increased $75.9 million or 477% from 1999. This increase reflects the increased sales as discussed above and the change in product mix as a result of the merger with JDS FITEL. Operating income for 1999 increased $13.2 million or 489% from 1998. This was the result of the increased sales discussed above and the costs incurred in 1998 to develop the 1310-nm transmitter products and the discontinuance of a small specialty product line in the same period.

OPERATING SEGMENT INFORMATION -- PRO FORMA NET SALES

        The following supplemental operating segments table compares actual operating segment information for net sales of JDS Uniphase for 2000 with pro forma operating segment information of the former Uniphase Corporation and JDS FITEL combined for 1999.

                                                                    PRO FORMA
                                                                    NET SALES
                                                  AS REPORTED      UNIPHASE AND      AS REPORTED
                                                     GAAP           JDS FITEL           GAAP
                                                   NET SALES         COMBINED         NET SALES
                                                  -----------      ------------      -----------
                                                                YEAR ENDED, JUNE 30,
                                                  ----------------------------------------------
                                                    2000               1999               1999
                                                  --------           --------           --------
                                                                   (IN MILLIONS)
Components:
  Shipments ............................          $  961.8           $  399.0           $  169.4
  Intersegments sales ..................            (122.6)             (15.9)              (3.8)
                                                  --------           --------           --------
  Net sales to external customers ......             839.2              383.1              165.6
Modules:
  Shipments ............................             429.5              149.6               62.0
  Intersegments sales ..................              (0.3)                --                 --
                                                  --------           --------           --------
  Net sales to external customers ......             429.2              149.6               62.0
Net sales by reportable segments .......           1,268.4              532.7              227.6
All other net sales ....................             162.0               55.2               55.2
                                                  --------           --------           --------
                                                  $1,430.4           $  587.9           $  282.8
                                                  ========           ========           ========

        Components. Shipments for 2000 increased $562.8 million or 141% from 1999 pro forma net sales. This increase reflects the $109.0 million impact from entities acquired in 2000, $106.7 million increase in intersegment shipments in support of module growth and increased customer demand for virtually all product families.

        Modules. Net sales for 2000 increased $279.6 million or 187% from 1999 pro forma net sales. This increase is primarily a result of increased demand for optical amplifiers. None of the entities acquired in 2000 were classified within the module segment.

LIQUIDITY AND CAPITAL RESOURCES

        At June 30, 2000, our combined balance of cash, cash equivalents and short-term investments was $1,114.3 million. For the year, we met our liquidity needs through cash generated from operating activities. Net cash provided by operating activities was $281.0 million in 2000, compared with $67.0 million and $51.0 million in 1999 and 1998, respectively.

        Cash provided by operating activities during 2000 was $281.1 million. The net loss of $904.7 million included non cash charges for depreciation and amortization of $950.7 million and acquired in-process research and development costs of $360.7 million, offset by a net increase in deferred tax liabilities of $78.9 million. Increases in accounts receivable of $132.9 million resulted from higher sales. Inventories increased $94.7 million to meet the ongoing increases in demand for nearly all of our component and module products. Cash flow from operating activities also benefited from increases in other liabilities and taxes payable of $174.9 million and an increase in other current assets of $5.5 million. Increases to accounts receivable, inventories and other working capital attributable to our acquisitions in 2000 are excluded from operating cash flow as the acquisition of these balances is not a result of operations (see Note 9 of Notes to Consolidated Financial Statements).

        Cash used in investing activities was $819.6 million in 2000 compared with $40.3 million and $45.7 million for 1999 and 1998, respectively. Our acquisitions of OCLI, Cronos, and E-TEK in 2000, provided $295.4 million in cash, net of transaction related costs of approximately $9.3 million. This was partially offset by cash used of $195.6 million for the acquisitions of AFC, Ramar, EPITAXX, SIFAM, Oprel, IOT, and Casix as well as other acquisition related activities during 2000. In 2000 we incurred capital expenditures of $280.0 million primarily for facilities improvements and equipment purchases to expand our manufacturing capacity throughout the company and the purchase and installation of a new ERP system. We expect to continue to expand our worldwide manufacturing capacity, primarily for telecommunications products, by making approximately $ 750.0 million in capital expenditures for 2001. In addition, we invested excess net cash of $638.6 million in short-term investments during 2000.

        We generated $782.1 million and $15.4 million in cash from financing activities in 2000 and 1999, respectively, as compared to cash used in financing activities of $1.7 million in 1998. Cash of $713.5 million in 2000 was attributable to our sale of common stock in a public offering and a private placement of Exchangeable Shares in August 1999. In 2000, we generated $113.7 million from the exercise of stock options and the sale of stock through our employee stock purchase plan and used $45.1 million to repay a portion of the debt assumed from our acquisitions in 2000.

        We believe that our existing cash balances and investments, together with cash flow from operations will be sufficient to meet our liquidity and capital spending requirements at least through the end of 2001. However, possible investments in or acquisitions of complementary businesses, products or technologies may require additional financing prior to such time. There can be no assurance that additional debt or equity financing will be available when required or, if available, can be secured on terms satisfactory to us.

        The Company has outstanding as of June 30, 2000, debt totaling $56.1 million, assumed from entities acquired in 2000 (see Note 2 of Notes to Consolidated Financial Statements). The Company can, at its election, prepay the debt. In addition, the Company has lines of credit totaling $60.0 million Canadian (approximately U.S. $40.0 million) and $1 billion Yen (approximately U.S. $10 million).

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT PROJECTS

E-TEK

        An independent valuation specialist performed an allocation of the total purchase price of E-TEK to its individual assets. Of the total purchase price, $250.6 million has been allocated to in-process research and development ("IPRD") and was charged to expense in the quarter ended June 30, 2000. The remaining purchase price has been allocated specifically to identifiable assets acquired.

        After allocating value to the IPRD projects and E-TEK's tangible assets, specific intangible assets were then identified and valued. The identifiable intangible assets include existing technology, core technology, trademarks and tradename, and assembled workforce.

        The IPRD is comprised of three main categories: (1) wavelength division multiplexers (WDMs); (2) submarine products; and (3) other component products and modules. The following is a brief description of each IPRD project as of the date of the acquisition:

        WDMs. E-TEK is developing a number of different WDM components and modules. Narrowband WDM multiplexers combine light sources of different wavelengths for simultaneous transmission along a single fiber. E-TEK's current development efforts on narrowband WDM is to increase the number of optical signals transmitted simultaneously on a single fiber. E-TEK expects the current development cycle for these new WDM components and modules to continue for another 2 months, with expected completion dates in the third quarter of calendar 2000. Development costs incurred on WDM products to date are approximately $3.8 million with estimated cost to complete of approximately $0.4 million, which E-TEK expects to incur ratably for the remainder of the development cycle.

        Submarine Products. E-TEK is continuing to develop its new submarine products, including high reliability isolators for undersea networks. An isolator prevents reflected signals from traveling past it in the wrong direction while still allowing the unimpeded passage of signals in the original direction. Isolators must offer low signal loss, which means that a high percentage of light passes through and only small amounts of light are lost. E-TEK expects the current development cycle for its submarine products to continue for 12 months, with expected completion dates in the second quarter of calendar 2001. Development costs incurred on submarine products to date are approximately $0.5 million with estimated cost to complete of approximately $0.8 million, which E-TEK expects to incur ratably for the remainder of the development cycle.

        Other Component Products and Modules. E-TEK is continuing its development of a variety of other new components and modules including improved versions of:

        - attenuators, which are used to adjust the strength of optical signals;

        -       circulators, which are used to direct signals;

        -       switches, which are used to flexibly reroute signals;

        - dispersion equalization modules, which ensure that an optical signal arrives cleanly at the end of an optical fiber. Different colors of light travel along an optical fiber at slightly different speeds, and light signals that carry information always have some small variation in the color of the light. The dispersion equalization modules cancel out those differences in speed so that all the colors of the light signal arrive at the same time; and

        - optical performance monitors, which watch the optical signals passing through an optical fiber. They count which wavelengths (colors) of light signals are present. They check to see how strong each wavelength signal is and whether it is interfering with other signals. As communication systems move more towards optical networks, these traffic monitors become increasingly important to prevent "optical gridlock."

        E-TEK's development effort for Other Component Products and Modules is aimed at enhancing their performance and enable their deployment in metropolitan fiber optic networks and cable television networks. E-TEK expects the current development cycle for these components and modules to continue for between 2 to 7 months, with expected completion dates in the third and fourth quarters of calendar 2000. Development costs incurred on these components and modules to date are approximately $3.6 million with estimated cost to complete of approximately $1.0 million, which E-TEK expects to incur ratably for the remainder of the development cycle.

VALUE ASSIGNED TO IN-PROCESS RESEARCH AND DEVELOPMENT

        The value assigned to IPRD was determined by considering the relative importance of each project to the overall development plan, estimating costs to develop the purchased IPRD into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. The revenue estimates used to value the purchased IPRD were based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by E-TEK and its competitors.

        The rates utilized to discount the net cash flows to their present value are based on E-TEK's weighted average cost of capital. Given the nature of the risks associated with the difficulties and uncertainties in completing each project and thereby achieving technological feasibility, anticipated market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets, the weighted average cost of capital was adjusted. Based on these factors, discount rates of 12% and 20% were deemed appropriate for the existing and in-process technology, respectively.

        The estimates used in valuing IPRD were based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Accordingly, actual results may vary from the projected results. Any such variance may result in a material adverse effect on E-TEK's financial condition and results of operations.

        With respect to the in-process technologies, the calculations of value were adjusted to reflect only the value creation efforts of E-TEK prior to the merger. Following are the estimated completion percentages and technology lives:

                                                                                  EXPECTED
                                                                    PERCENT      TECHNOLOGY
PROJECT                                                            COMPLETED        LIFE
-------                                                            ----------    ----------
WDMs..........................................................         92%         5 years
Submarine Products............................................         39%         5 years
Other Component Products and Modules..........................     50% to 92%      5 years

    The value assigned to each IPRD project is as follows (in millions):

WDMs.............................................................................    $  124.5
Submarine Products...............................................................        18.5
Other Component Products and Modules.............................................       107.6
                                                                                     --------
          Total in-process research and development..............................    $  250.6
                                                                                     ========

        A portion of the purchase price has been allocated to developed technology and IPRD. Developed technology and IPRD were identified and valued through analysis of data provided by E-TEK concerning developmental products, their stage of development, the time and resources needed to complete them, and, if applicable, their expected income generating ability, target markets and associated risks. The Income Approach, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the developed technology and IPRD.

        Where developmental projects had reached technological feasibility, they were classified as developed technology, and the value assigned to developed technology was capitalized. Where the developmental projects had not reached technological feasibility and had no future alternative uses, they were classified as IPRD and were charged to expense upon closing of the merger. E-TEK estimates that a total investment of $2.2 million in research and development over the next 2 to 12 months will be required to complete the IPRD. The nature of the efforts required to develop the purchased IPRD into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements.

CRONOS

        An independent appraiser performed an allocation of the total purchase price of Cronos to its individual assets. Of the total purchase price, $6.3 million has been allocated to IPRD and was charged to expense in the quarter ended June 30, 2000. The remaining purchase price has been allocated specifically to identifiable assets acquired.

        After allocating value to the IPRD projects and Cronos's tangible assets, specific intangible assets were then identified and valued. The identifiable intangible assets include existing technology, proprietary know-how or core technology, and assembled workforce.

        The IPRD is comprised of three main categories: (1) RF microrelays; (2) variable optical attenuators; and (3) active fiber aligners. The following is a brief description of each IPRD project as of the date of the acquisition:

        RF Microrelays. Cronos' current engineering efforts are focused on the development of miniature electrical relays (switches) based upon micro-mechanical systems ("MEMS") technology. Manufactured using traditional semiconductor process techniques, MEMS devices are compact, high performance, reliable and, in high volume applications, low cost. In particular, MEMS technology makes it possible to produce compact arrays of low cost relays that can be manufactured in a wide variety of custom configurations. Cronos expects the development cycle to continue for approximately 7 months with completion scheduled by the end of the fourth quarter in calendar year 2000. Development costs incurred on those products to date are approximately $0.2 million with estimated cost to complete of approximately $0.1 million, which Cronos expects to incur ratably for the remainder of the development cycle. Cronos believes the associated risks of developing these products to commercial viability include potential difficulties meeting customer and market performance specifications and competition from products using competing technologies that offer comparable functionality.

        Variable Optical Attenuators. Current development efforts are focused on the development of a MEMS based device that is used to attenuate light transmitted in optical fiber telecommunications. These miniature low cost devices use a continuously movable "shutter" to provide variable attenuation of the transmitted light in a wide variety of applications. They typically replace larger and more costly mechanical systems that use a stepper motor to move a conventional shutter blade. Cronos expects the development cycle to continue for approximately 2 months with completion expected in the second quarter of calendar year 2000. Development costs incurred on those products to date are approximately $0.4 million with estimated cost to complete of approximately $0.1 million, which Cronos expects to incur ratably for the remainder of the development cycle. Cronos believes the associated risks of developing these products to commercial viability include potential difficulties meeting customer and market performance specifications and competition from products using competing technologies that offer comparable functionality.

        Active Fiber Aligner. This work is focused on the development of a miniature MEMS based three dimensional stage that can be used to actively position optical fibers in optical systems, typically for telecommunications applications. The purpose of this device is to provide an active capability to move the optical fiber in 3 dimensions so as to achieve or maintain optimum optical alignment. It is believed that these devices can provide a simpler and less expensive route to fiber alignment than other currently available solutions. Cronos expects the development cycle to continue for approximately 14 months with completion expected in the second quarter of calendar year 2001. Development costs incurred on those products to date are approximately $0.5 million with estimated cost to complete of approximately $0.1 million, which Cronos expects to incur ratably for the remainder of the development cycle. Cronos believes the associated risks of developing these products to commercial viability include potential difficulties meeting customer and market performance specifications and competition from products using competing technologies that offer comparable functionality.

VALUE ASSIGNED TO IN-PROCESS RESEARCH AND DEVELOPMENT

        The value assigned to IPRD was determined by considering the importance of each project to the overall development plan, estimating costs to develop the purchased IPRD into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. The revenue estimates used to value the purchased IPRD were based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by Cronos and its competitors.

        The rates utilized to discount the net cash flows to their present value are based on Cronos' weighted average cost of capital. Given the nature of the risks associated with the difficulties and uncertainties in completing each project and thereby achieving technological feasibility, anticipated market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets, the weighted average cost of capital was adjusted. Based on these factors, discount rates of 12% and 20% were deemed appropriate for the existing and in-process technology, respectively.

        The estimates used in valuing IPRD were based upon assumptions we believe to be reasonable but which are inherently uncertain and unpredictable. Our assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Accordingly, actual results may vary from the projected results. Any such variance may result in a material adverse effect on Cronos' financial condition and results of operations.

        With respect to the in-process technologies, the calculations of value were adjusted to reflect the value creation efforts of Cronos prior to the acquisition. The range of estimated completion percentages and technology lives are 63% to 83% and 5 years, respectively. The value assigned to the in-process technologies was $6.3 million.

        A portion of the purchase price has been allocated to developed technology and IPRD. Developed technology and IPRD were identified and valued through extensive interviews, analysis of data provided by Cronos concerning developmental products, their stage of development, the time and resources needed to complete them, and, if applicable, their expected income generating ability, target markets and associated risks. The Income Approach, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the developed technology and IPRD.

        Where developmental projects had reached technological feasibility, they were classified as developed technology, and the value assigned to developed technology was capitalized. Where the developmental projects had not reached technological feasibility and had no future alternative uses, they were classified as IPRD and charged to expense upon closing of the acquisition. Cronos estimates that a total investment of approximately $0.3 million in research and development over the next 15 months will be required to complete the IPRD. The nature of the efforts required to develop the purchased IPRD into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements.

OCLI

        An independent appraiser performed an allocation of the total purchase price of OCLI to its individual assets. Of the total purchase price, $84.1 million has been allocated to IPRD and was charged to expense in the third quarter of 2000. The remaining purchase price has been allocated to specifically identifiable tangible and intangible assets acquired, including an adjustment to write up property and equipment of OCLI to fair value by $28.0 million.

        The identifiable intangible assets include existing technology, proprietary know-how, trademarks and trademark and tradename, and assembled workforce.

        The IPRD relates to sophisticated optical components, filters and materials that manage light propagation in today's most advanced telecommunications systems, projection display engines and state of the art optically variable security devices. The IPRD is comprised of three main categories: (1) thin film filters and switches, (2) optical display and projection products, and (3) light interference pigments.

        The following is a brief description of each IPRD project as of the date of the acquisition:

        Thin film filters and switches. The main application for these products is to control the reflection, refraction, transmission and absorption of lightwave signals that are transmitted through fiberoptic cables. OCLI's current development efforts are directed toward improved spectral precision and enhanced wavelength division capability of the filters and switches. Products in-process include switches, filter lock lasers, add-drop multiplexers and dispersion compensators, which are in the exploratory through the prototype stages of the development cycle. OCLI expects the development cycle to range between 3 and 25 months with expected completion dates from the second quarter of calendar year 2000 through the first quarter of calendar year 2002. Development costs incurred on those products to date are approximately $7.6 million with estimated cost to complete of approximately $22.0 million, which OCLI expects to incur ratably for the remainder of the development cycle. OCLI believes the associated risks of developing these products to commercial viability include potential difficulties meeting customer and market performance specifications and competition from products using competing technologies that offer comparable functionality.

        Optical display and projection products. The main application for this product is to control the brightness, contrast and resolution of next generation display products including computer displays, digital image projectors, flat panel displays, scanners and personal digital assistants (commonly known as PDAs). The performance of these products is highly dependent upon optical components utilizing thin film filter technology coupled with increasingly smaller size and weight requirements. OCLI is currently in the prototype stage of the development cycle for this product family and expects the development cycle to continue for approximately 9 months with completion expected in the third quarter of calendar year 2000. Development costs incurred to date are approximately $6.0 million with estimated cost to complete of approximately $3.0 million, which OCLI expects to incur ratably for the remainder of the development cycle. OCLI believes the associated risks of developing these products to commercial viability include potential difficulties meeting customer and market performance specifications and competition from products using competing technologies that offer comparable functionality.

        Light interference pigments. The main application for this product is to achieve unique color shifting characteristics in security products and decorative surface treatments. Security related products include bank notes, passports, credit cards, tax stamps and brand protection labels. Decorative surface treatments include automotive paint, cosmetics, electronic cases and apparel. OCLI is currently in the prototype stage of the development cycle for this product family and expects the development cycle to continue for approximately 12 months with completion expected in the first quarter of calendar year 2001. Development costs incurred to date are approximately $8.2 million with estimated cost to complete of approximately $11.3 million, which OCLI expects to incur ratably for the remainder of the development cycle. OCLI believes the associated risks of developing these products to commercial viability include meeting customer and market performance specifications, meeting customer and market volume requirements and competition from products using competing technologies that offer comparable functionality.

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

        The rates utilized to discount the net cash flows to their present value are based on OCLI's weighted average cost of capital and the weighted average return on assets. Given the nature of the risks associated with the difficulties and uncertainties in completing each project and thereby achieving technological feasibility, anticipated market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets, the weighted average cost of capital was adjusted. Based on these factors, discount rates of 18% and 25% were deemed appropriate for optical display and projection products, light interference pigments and thin film filters and switches, respectively. The estimates used in valuing IPRD were based upon assumptions we believe to be reasonable but which are inherently uncertain and unpredictable. Our assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Accordingly, actual results may vary from the projected results. Any such variance may result in a material adverse effect on OCLI's financial condition and results of operations.

        With respect to the in-process technologies, the calculations of value were adjusted to reflect the value creation efforts of OCLI prior to the acquisition. Following are the estimated completion percentages and technology lives:

                                                                                  EXPECTED
                                                                   PERCENT       TECHNOLOGY
PROJECT                                                           COMPLETED         LIFE
-------                                                          ----------    --------------
Thin film filter............................................         26%        6 -- 10 years
Optical display and projection products.....................         67%             10 years
Light interference pigments.................................         42%       10 -- 15 years

    The value assigned to each IPRD is as follows (in millions):

Thin film filter.............................................................    $  56.9
Optical display and projection products......................................       12.8
Light interference pigments..................................................       14.4
                                                                                 -------
          Total acquired in-process research and development.................    $  84.1
                                                                                 =======

        A portion of the purchase price has been allocated to developed technology and IPRD. Developed technology and IPRD were identified and valued through extensive interviews, analysis of data provided by OCLI concerning developmental products, their stage of development, the time and resources needed to complete them, and, if applicable, their expected income generating ability, target markets and associated risks. The Income Approach, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the developed technology and IPRD.

        Where developmental projects had reached technological feasibility, they were classified as developed technology, and the value assigned to developed technology was capitalized. Where the developmental projects had not reached technological feasibility and had no future alternative uses, they were classified as IPRD and charged to expense upon closing of the acquisition. OCLI estimates that a total investment of $36.3 million in research and development over the next 20 months will be required to complete the IPRD. The nature of the efforts required to develop the purchased IPRD into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements.

SIFAM

        An independent appraiser performed an allocation of the total purchase price of SIFAM to its individual assets. Of the total purchase price, $3.0 million has been allocated to IPRD and was charged to expense in the quarter ended December 31, 1999. The remaining purchase price has been allocated specifically to identifiable assets acquired.

        After allocating value to the IPRD projects and SIFAM's tangible assets, specific intangible assets were then identified and valued. The identifiable intangible assets include existing technology, proprietary know-how or core technology, and assembled workforce.

        The IPRD is comprised of three main categories: (1) miniature couplers;
(2) combined components; and (3) micro-optic devices. The following is a brief description of each IPRD project as of the date of the acquisition:

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

        The rates utilized to discount the net cash flows to their present value are based on SIFAM's weighted average cost of capital. Given the nature of the risks associated with the difficulties and uncertainties in completing each project and thereby achieving technological feasibility, anticipated market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets, the weighted average cost of capital was adjusted. Based on these factors, discount rates of 12% and 18% were deemed appropriate for the existing and in-process technology, respectively.

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

        With respect to the in-process technologies, the calculations of value were adjusted to reflect the value creation efforts of SIFAM prior to the acquisition. The range of estimated completion percentages and technology lives are 30% to 79% and 5 years, respectively.

        A portion of the purchase price has been allocated to developed technology and IPRD. Developed technology and IPRD were identified and valued through extensive interviews, analysis of data provided by SIFAM concerning developmental products, their stage of development, the time and resources needed to complete them, and, if applicable, their expected income generating ability, target markets and associated risks. The Income Approach, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the developed technology and IPRD.

        Where developmental projects had reached technological feasibility, they were classified as developed technology, and the value assigned to developed technology was capitalized. Where the developmental projects had not reached technological feasibility and had no future alternative uses, they were classified as IPRD and charged to expense upon closing of the acquisition. SIFAM estimates that a total investment of approximately $0.2 million in research and development over the next 15 months will be required to complete the IPRD. The nature of the efforts required to develop the purchased IPRD into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements.

EPITAXX

        An independent appraiser performed an allocation of the total purchase price of EPITAXX to its individual assets. Of the total purchase price, $16.7 million has been allocated to IPRD and was charged to expense in the quarter ended December 31, 1999. The remaining purchase price has been allocated to specifically identifiable assets acquired.

        After allocating value to the IPRD projects and EPITAXX's tangible assets, specific intangible assets were then identified and valued. The identifiable intangible assets include existing technology, trademarks and tradenames, and assembled workforce.

        The IPRD relates to optical detectors and receivers for long-haul terrestrial, submarine, and metro dense wavelength division multiplexing ("DWDM") applications. The IPRD is comprised of two main categories: (1) high speed receivers, and (2) an optical spectrum analyzer product.

        The following is a description of each IPRD project as of the date of the acquisition:

        High Speed Receivers. Recently, the number of channels offered in DWDM systems has grown from 4 to 160. This trend has simultaneously multiplied the number of receivers used in the network, since receivers are used for each channel at both sides of the fiber optic link as wavelength translation is required. As channel and bit rates grow, increasing numbers of higher performance receivers will be required. EPITAXX's current engineering efforts are focused on developing both a K package and a coplanar package, as well as development of highly integrated optical receiver products. The output of the K package is easily accessible via a coax cable, while the output of the coplanar device is via leads on the package, which can be soldered directly onto a receiver board, which simplifies large volume manufacturing. Integration of electronic functions in both multi-chip modules and at the circuit board subsystem level will allow EPITAXX to offer a complete optical receiver solution to DWDM system level end users who may not possess microwave and digital design resources. EPITAXX expects the development cycle to continue for approximately 6 and 12 months, with expected completion dates from the second through fourth quarters of calendar year 2000. Development costs incurred on those products to date are approximately $0.4 million with estimated cost to complete of approximately $0.5 million, which EPITAXX expects to incur ratably for the remainder of the development cycle. EPITAXX believes the associated risks of developing these products to commercial viability include potential difficulties meeting customer and market performance specifications and competition from products using competing technologies that offer comparable functionality.

        Optical Spectrum Analyzer. This product has the ability to monitor all wavelengths being used in a network and is an addition to the existing product line related to network monitoring. Current development efforts relate to the creation of a photodiode array, read-out integrated circuit, and optics integration. EPITAXX expects the development cycle to continue for approximately 13 months with completion expected in the fourth quarter of calendar year 2000. Development costs incurred to date are approximately $0.2 million with estimated cost to complete of approximately $0.3 million, which EPITAXX expects to incur ratably for the remainder of the development cycle. EPITAXX believes the associated risks of developing these products to commercial viability include potential difficulties meeting customer and market performance specifications and competition from products using competing technologies that offer comparable functionality.

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

        The rates utilized to discount the net cash flows to their present value are based on EPITAXX's weighted average cost of capital. Given the nature of the risks associated with the difficulties and uncertainties in completing each project and thereby achieving technological feasibility, anticipated market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets, the weighted average cost of capital was adjusted. Based on these factors, discount rates of 12% and 18% were deemed appropriate for the existing and in-process technology, respectively.

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

        With respect to the in-process technologies, the calculations of value were adjusted to reflect the value creation efforts of EPITAXX prior to the acquisition. The range of estimated completion percentages and technology lives are 25% to 32% and 7 years, respectively.

        The value assigned to each IPRD is as follows (in millions):

                          High Speed Receivers...............................................    $   8.9
                          Optical Network Monitoring.........................................        7.8
                                                                                                 -------
                                    Total IPRD...............................................    $  16.7
                                                                                                 =======

        A portion of the purchase price has been allocated to developed technology and IPRD. Developed technology and IPRD were identified and valued through extensive interviews, analysis of data provided by EPITAXX concerning developmental products, their stage of development, the time and resources needed to complete them, and, if applicable, their expected income generating ability, target markets and associated risks. The Income Approach, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the developed technology and IPRD.

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

CURRENT STATUS OF ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT PROJECTS

        We periodically review the stage of completion and likelihood of success of each of the IPRD projects. The current status of the IPRD projects for all major mergers and acquisitions during the past three years are as follows:

CRONOS

        The products under development at the time of acquisition included: (1) RF microrelays; (2) variable optical attenutators; and (3) active fiber aligners. The microrelays development is substantially complete at a cost consistent with our expectations. The variable optical attenuators and active fiber aligners development projects are progressing as expected at a cost consistent with our expectations.

OCLI

        The products under development at the time of the acquisition included:
(1) thin film filters and switches, (2) optical display and projection products, and (3) light interference pigments. Thin film filters included switches, filter lock lasers, add-drop multiplexers and dispersion compensators. The Company has discontinued the development of certain switches, filter lock lasers and add-drop multiplexers due to duplicate efforts already underway within the Company. Dispersion compensators and other switches, are currently in the exploratory and prototype development stages of the development cycle. The expected development on these products is between 5 and 24 months. The Company has incurred post acquisition costs of approximately $2.0 million with an estimated cost to complete the remaining projects of $10.0 million, which the Company expects to incur ratably for the remainder of the development cycle.

        The optical display and projection products development is currently being evaluated due to the uncertainty of current market conditions. Light interference pigments are currently in the prototype stage of the development cycle for this product family and these projects are on schedule with completion expected in the first quarter of calendar year 2001. The Company has incurred post-acquisition research and development expenses of approximately $0.2 million and estimates that cost to complete these projects will be another $12.2 million which the Company expects to incur ratably over the remainder of the product development cycle.

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

EPITAXX

        The products under development at the time of the acquisition included
(1) high-speed receivers, and (2) an optical spectrum analyzer product. High-speed receiver development is expected to continue for approximately six months, with expected cost to complete of approximately $0.2 million which EPITAXX expects to incur ratably for the remainder of the development cycle. Optical spectrum analyzer development is expected to continue approximately six months with expected cost to complete of approximately $0.1 million which EPITAXX expects to incur ratably for the remainder of the development cycle.

JDS FITEL

        The products under development at the time of our merger included: (i) Thermo Optic Waveguide Attenuators, (ii) Solid State Switch, (iii) 50 GHz WDM, and (iv) Erbium Doped Fiber Amplifiers ("EDFA"). Thermo Optic Waveguide Attenuator development is expected to continue for approximately six months at a cost of approximately $0.4 million ratably until its completion. Solid State Switch, WDM and EDFA developments are substantially complete at a cost consistent with our expectations.

UNIPHASE NETHERLANDS

        The product introductions for the WDM lasers -- CW and direct modulation, and DFB/EA modulators are either on schedule or are approximately six months behind schedule. The WDM laser -- direct modulation is expected to have a lower revenue growth rate than originally anticipated. The development of the semiconductor optical amplifier technology has been delayed because of market demand for other products. The development of the telecom technology is on schedule but the revenue growth rate in initial periods is expected to be lower than originally anticipated. Development of the CATV technologies is approximately six months behind schedule and is expected to take a higher level of development effort to achieve technological feasibility. We have incurred post-acquisition research and development expenses of approximately $8.7 million in developing the in-process technology and estimate the cost to complete this technology, in combination with our other continuing research and development expenses, will not be in excess of our historic expenditures for research and development as a percentage of our net sales. The differences between the actual outcome noted above and the assumptions used in the original valuation of the technology are not expected to significantly impact our results of operations and financial position.

UNIPHASE FIBER COMPONENTS

        The initial products developed for submarine and unpackaged technology projects were completed approximately on schedule and post-acquisition research and development expenses approximately equaled the estimated cost to complete at the acquisition date. The Company is experiencing higher levels of demand for the submarine products than anticipated in the original estimates. The temperature compensation project is behind schedule because of unforeseen technical difficulties in maintaining specifications at the harshest environmental test points, although we are satisfied with the developments achieved to date, and expect the development of this project to be substantially completed by the end of the second quarter of 2001. The dispersion compensation project is significantly behind schedule and the market does not appear to be developing as anticipated. The Add-Drop projects were discontinued concurrent with the merger with JDS FITEL. We have incurred post-acquisition research and development expenses of approximately $3.8 million in developing the in-process technology and estimate the cost to complete this technology, in combination with our other continuing research and development expenses, will not be in excess of our historic expenditures for research and development as a percentage of our net sales. The differences between the actual outcome noted above and the assumptions used in the original valuation of the technology are not expected to significantly affect our results of operations and financial position.

UNIPHASE LASER ENTERPRISE

        The submount and RWG series products were released on schedule and post-acquisition research and development expenses approximately equaled the estimated cost to complete at the acquisition date. Actual revenue for these products has significantly exceeded the estimates used in the valuation of the technology. We did not pursue development of the distributed feedback laser because of resources being redirected to expand the submount and RWG series development program in response to strong market demand. The high power project is somewhat delayed because of shifting R&D resources to submount/RWG. We have incurred post-acquisition research and development expenses of approximately $8.3 million in developing the in-process technology and estimate the cost to complete this technology, in combination with our other continuing research and development expenses, will not be in excess of our historic expenditures for research and development as a percentage of our net sales. The differences between the actual outcome noted above and the assumptions used in the original valuation of the technology are not expected to significantly impact our results of operations and financial position.

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

        We use forward foreign exchange contracts as the vehicle for hedging certain assets and liabilities denominated in foreign currencies. In general, these forward foreign exchange contracts have three months or less to maturity. Gains and losses on hedges are recorded in non-operating other income as an offset against losses and gains on the underlying exposures. Management of the foreign exchange hedging program is done in accordance with corporate policy.

        At June 30, 2000, hedge positions totaled U.S. dollar $81.1 million equivalent. All hedge positions are carried at fair value and all hedge positions had maturity dates within three months.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS AND STOCKHOLDERS
JDS UNIPHASE CORPORATION

        We have audited the accompanying consolidated balance sheets of JDS Uniphase Corporation as of June 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2000. Our audits also included the financial statement schedule listed in the index at Item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of JDS Uniphase Corporation at June 30, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                 /s/     ERNST & YOUNG LLP
                                                 -------------------------------

San Jose, California
July 24, 2000, except for Note 13
as to which date is October 20, 2000

                            JDS UNIPHASE CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                              YEARS ENDED JUNE 30,
                                                              -------------------------------------------------
                                                                2000                1999                1998
                                                              ---------           ---------           ---------
Net sales ..........................................          $ 1,430.4           $   282.8           $   185.2
Cost of sales ......................................              751.6               138.7                96.1
                                                              ---------           ---------           ---------
  Gross profit .....................................              678.8               144.1                89.1
Operating expenses:
  Research and development .........................              113.4                27.0                14.8
  Selling, general and administrative ..............              172.9                37.4                39.9
  Amortization of purchased intangibles ............              896.9                15.7                 5.6
  Acquired in-process research and development .....              360.7               210.4                40.3
  Merger and other costs ...........................                 --                 6.8                  --
                                                              ---------           ---------           ---------
Total operating expenses ...........................            1,543.9               297.3               100.6
                                                              ---------           ---------           ---------
Loss from operations ...............................             (865.1)             (153.2)              (11.5)
Interest income ....................................               40.7                 4.0                 3.0
Interest expense ...................................               (0.5)                 --                (0.1)
Other income (expense), net ........................               (4.9)               (0.4)                0.4
                                                              ---------           ---------           ---------
Loss before income taxes ...........................             (829.8)             (149.6)               (8.2)
Income tax expense .................................               74.9                21.5                11.4
                                                              ---------           ---------           ---------
Net loss ...........................................          $  (904.7)          $  (171.1)          $   (19.6)
                                                              =========           =========           =========
Basic and dilutive loss per share ..................          $   (1.27)          $   (0.54)          $   (0.07)
                                                              =========           =========           =========
Shares used in per share calculation:
  Basic and dilutive ...............................              710.9               318.2               283.6
                                                              =========           =========           =========

          See accompanying notes to consolidated financial statements.

                            JDS UNIPHASE CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                 (IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS

                                                                                                                JUNE 30,
                                                                                                    -----------------------------
                                                                                                      2000                1999
                                                                                                    ---------           ---------
    Current assets:
      Cash and cash equivalents ...............................................................     $   319.0           $    75.4
      Short-term investments ..................................................................         795.3               158.5
      Accounts receivable, less allowances for doubtful accounts of $8.2 at June 30, 2000
        and $1.1 at June 30, 1999 .............................................................         381.6               120.9
      Inventories .............................................................................         375.4                87.9
      Refundable income taxes .................................................................           8.1                 4.8
      Deferred income taxes ...................................................................          62.4                 7.9
      Other current assets ....................................................................          31.1                 8.2
                                                                                                    ---------           ---------
             Total current assets .............................................................       1,972.9               463.6
    Property, plant, and equipment, net .......................................................         670.7               181.1
    Deferred income taxes .....................................................................         642.7                 5.4
    Goodwill and other intangible assets ......................................................      22,337.8             3,444.2
    Long-term investments .....................................................................         760.9                  --
    Other assets ..............................................................................           4.1                 1.8
                                                                                                    ---------           ---------
             Total assets .....................................................................     $26,389.1           $ 4,096.1
                                                                                                    =========           =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities:
      Accounts payable ........................................................................     $   195.2           $    38.1
      Accrued payroll and related expenses ....................................................          98.8                27.2
      Income taxes payable ....................................................................         108.6                37.2
      Other current liabilities ...............................................................         244.6                46.3
                                                                                                    ---------           ---------
             Total current liabilities ........................................................         647.2               148.8
    Deferred income taxes .....................................................................         902.1               318.2
    Accrued pension and other employee benefits ...............................................           4.4                 6.1
    Other non-current liabilities .............................................................          15.8                 3.7
    Long-term debt ............................................................................          41.0                  --
    Commitments and contingencies .............................................................
    Stockholders' equity:
      Preferred stock, $0.001 par value:
        Authorized shares -- 1,000,000
        Series A: 100,000 shares issued and outstanding at June 30, 2000 and 1999 .............            --                  --
        Series B: 100,000 shares authorized at June 30, 2000 and 1999 .........................            --                  --
        Undesignated: 1 voting share authorized, issued and outstanding .......................            --                  --
      Common stock, $0.001 par value
        Authorized shares -- 3,000,000,000
        Issued and outstanding shares -- 935,928,995 at June 30, 2000 and 643,690,504 at
          June 30, 1999 .......................................................................           0.9                 0.6
      Additional paid-in capital ..............................................................      25,897.4             3,822.2
      Accumulated deficit .....................................................................      (1,102.5)             (197.8)
      Accumulated other comprehensive income (loss) ...........................................         (17.2)               (5.7)
                                                                                                    ---------           ---------
             Total stockholders' equity .......................................................      24,778.6             3,619.3
                                                                                                    ---------           ---------
             Total liabilities and stockholders' equity .......................................     $26,389.1           $ 4,096.1
                                                                                                    =========           =========

          See accompanying notes to consolidated financial statements.

                            JDS UNIPHASE CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (IN MILLIONS)


                                                                                                          ACCUMULATED
                                                PREFERRED STOCK  COMMON STOCK    ADDITIONAL                  OTHER
                                                --------------- --------------    PAID-IN    ACCUMULATED COMPREHENSIVE
                                                SHARES   AMOUNT SHARES  AMOUNT    CAPITAL      DEFICIT    INCOME(LOSS)   TOTAL
                                                ------   ------ ------  ------   ----------  ----------- ------------- ---------
Balance at June 30, 1997 .....................     --     --    276.6   $  0.3   $   156.7   $    (4.9)   $    (0.1)   $   152.0
  Shares issued under employee stock
    plans and related tax benefits ...........     --     --      8.7       --        11.3          --           --         11.3
  Preferred and common stock issued to
    Philips...................................    0.1     --     26.1       --       131.3          --           --        131.3
  Amortization of deferred compensation ......     --     --       --       --         1.0          --           --          1.0
  Stock compensation .........................     --     --       --       --         6.9          --           --          6.9
  Dividends on BCP stock .....................     --     --       --       --          --        (0.6)          --         (0.6)
  Adjustments to conform BCP with
    Company's fiscal year end ................     --     --       --       --          --        (1.0)          --         (1.0)
  Net loss ...................................     --     --       --       --          --       (19.6)          --        (19.6)
  Net unrealized gain (loss) on
    securities available-for-sale ............     --     --       --       --          --          --          0.1          0.1
  Foreign currency translation adjustment ....     --     --       --       --          --          --         (1.4)        (1.4)
                                                                                                                       ---------
  Comprehensive loss .........................     --     --       --       --          --          --           --        (20.9)
                                                -----   ----   ------   ------   ---------   ---------    ---------    ---------
Balance at June 30, 1998 .....................    0.1     --    311.4      0.3       307.2       (26.1)        (1.4)       280.0
  Shares issued under employee stock
    plans and related tax benefits ...........     --     --     12.5       --        29.5          --           --         29.5
  Common stock and options issued in
    connection with JDS FITEL merger,
    net of issuance costs ....................     --     --    319.5      0.3     3,482.6          --           --      3,482.9
  Conversion of debt for common stock ........     --     --      0.4       --         2.4          --           --          2.4
  Amortization of deferred compensation ......     --     --       --       --         0.5          --           --          0.5
  Dividends on BCP stock .....................     --     --       --       --          --        (0.6)          --         (0.6)
  Net loss ...................................     --     --       --       --          --      (171.1)          --       (171.1)
  Net unrealized gain (loss) on
    securities available-for-sale ............     --     --       --       --          --          --         (0.2)        (0.2)
  Foreign currency translation adjustment ....     --     --       --       --          --          --         (4.1)        (4.1)
                                                                                                                       ---------
  Comprehensive loss .........................     --     --       --       --          --          --           --       (175.4)
                                                -----   ----   ------   ------   ---------   ---------    ---------    ---------
Balance at June 30, 1999 .....................    0.1     --    643.7      0.6     3,822.2      (197.8)        (5.7)     3,619.3
                                                                                                                       ---------
  Shares issued under employee stock
    plans and related tax benefits ...........     --     --     36.6       --       149.5          --           --        149.5
  Common stock issued
    in connection with offerings .............     --     --     35.8      0.1       713.5          --           --        713.6
    in connection with acquisitions ..........     --     --    219.8      0.2    21,211.4          --           --     21,211.6
  Amortization of deferred compensation ......     --     --       --       --         0.5          --           --          0.5
  Conversion of Chassis debt .................     --     --       --       --         0.3          --           --          0.3
  Net loss ...................................     --     --       --       --          --      (904.7)          --       (904.7)
  Net unrealized gain (loss) on
    securities available-for-sale ............     --     --       --       --          --          --         (1.8)        (1.8)
  Foreign currency translation adjustment ....     --     --       --       --          --          --         (9.7)        (9.7)
                                                                                                                       ---------
  Comprehensive loss .........................     --     --       --       --          --          --           --       (916.2)
                                                -----   ----   ------   ------   ---------   ---------    ---------    ---------
Balance at June 30, 2000 .....................    0.1     --    935.9   $  0.9   $25,897.4   $(1,102.5)   $   (17.2)   $24,778.6
                                                =====   ====   ======   ======   =========   =========    =========    =========

          See accompanying notes to consolidated financial statements.

                            JDS UNIPHASE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)

                                                                                   YEARS ENDED JUNE 30,
                                                                         --------------------------------------
                                                                           2000           1999           1998
                                                                         --------       --------       --------
OPERATING ACTIVITIES
  Net loss ........................................................      $ (904.7)      $ (171.1)      $  (19.6)
  BCP net income for the six months ended December 31, 1997 .......            --             --           (1.0)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Depreciation expense .........................................          52.3           13.9            6.1
     Amortization expense .........................................         898.4           16.8            4.0
     Acquired in-process research and development .................         360.7          210.4           40.3
     Stock compensation expense ...................................           0.5            0.5            6.9
     Write-off of inventory, equipment and intangible assets ......            --            2.5            3.6
     Change in deferred income taxes, net .........................         (78.9)           5.1           (0.8)
  Changes in operating assets and liabilities:
     Accounts receivable ..........................................        (132.9)         (21.5)         (12.4)
     Inventories ..................................................         (94.7)         (12.1)           1.7
     Refundable income taxes ......................................            --           (0.4)           3.8
     Other current assets .........................................           5.5           (5.1)          (1.0)
     Income taxes payable .........................................          18.6            6.2            2.8
     Tax benefit on non-qualified stock options ...................          47.8           11.4            6.2
     Accounts payable, accrued liabilities, and other
      current liabilities .........................................         108.5           10.4           10.4
                                                                         --------       --------       --------
Net cash provided by operating activities .........................         281.1           67.0           51.0
                                                                         --------       --------       --------
INVESTING ACTIVITIES
  Purchase of available-for-sale investments ......................      (2,395.9)        (204.8)        (187.2)
  Sale of available-for-sale investments ..........................       1,757.3          176.4          177.3
  Cash acquired from merger with JDS FITEL, net of expenses .......            --           35.4             --
  Cash acquired in the acquisition of E-TEK, net of expenses ......         190.7             --             --
  Cash acquired in the acquisition of OCLI, net of expenses .......          98.2             --             --
  Other acquisitions of businesses, net of cash acquired ..........        (189.0)          (0.4)         (10.8)
  Purchase of property, plant and equipment and licenses ..........        (280.0)         (46.6)         (24.9)
  Increase in other assets ........................................          (4.8)          (0.3)          (0.1)
  Decrease in other assets ........................................           3.9             --             --
                                                                         --------       --------       --------
Net cash used in investing activities .............................        (819.6)         (40.3)         (45.7)
                                                                         --------       --------       --------
FINANCING ACTIVITIES
  Repayment of notes payable and lease obligations ................            --             --           (6.1)
  Repayment of debt acquired ......................................         (45.1)            --             --
  Proceeds from issuance of common stock in a public offering .....         713.5             --             --
  Proceeds from issuance of common stock other than in the
     public offerings .............................................         113.7           16.0            4.9
  Pre-merger dividends paid on BCP stock ..........................            --           (0.6)          (0.5)
                                                                         --------       --------       --------
Net cash provided by (used in) financing activities ...............         782.1           15.4           (1.7)
                                                                         --------       --------       --------
Increase (decrease) in cash and cash equivalents ..................         243.6           42.1            3.6
Cash and cash equivalents at beginning of period ..................          75.4           33.3           29.7
                                                                         --------       --------       --------
Cash and cash equivalents at end of period ........................      $  319.0       $   75.4       $   33.3
                                                                         ========       ========       ========

          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BUSINESS ACTIVITIES AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activities

        JDS Uniphase Corporation (the "Company" or "JDS Uniphase") was formed by the merger between Uniphase Corporation and JDS FITEL Inc., pursuant to which they combined their operations on June 30, 1999. JDS Uniphase is a provider of advanced fiber optic components and modules. These products are sold to telecommunications and cable television system providers, which are commonly referred to as OEMs and include Alcatel, Ciena, Cisco, Corning, Lucent, Marconi, Motorola, Nortel, ONI Systems, Scientific Atlanta, Siemens, Sycamore and Tyco. The Company's products are basic building blocks for fiber optic networks and perform both optical-only, commonly referred to as "passive" functions, and optoelectronic, commonly referred to as "active" functions, within fiberoptic networks. The Company's products include semiconductor lasers, high-speed external modulators, transmitters, amplifiers, couplers, multiplexers, circulators, tunable filters, optical switches and isolators for fiberoptic applications. The Company also supplies its OEM customers with test instruments for both system production applications and network installation. In addition, the Company designs, manufactures and markets laser subsystems for a broad range of OEM applications, optical display and projection products used in computer displays and other similar applications and light interference pigments used in security products and decorative surface treatments.

Basis of Presentation

        The consolidated financial statements include JDS Uniphase and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Cash, Cash Equivalents and Short-term Investments

        JDS Uniphase considers all liquid investments with maturities of ninety days or less when purchased to be cash equivalents. The Company's short-term investments have initial maturities of greater than ninety days. The Company's securities are classified as "available-for-sale" in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investment in Debt and Equity Securities." These investments are carried at fair market value with any unrealized gains and losses recorded as a separate component of stockholders' equity. Fair value is based upon market prices quoted on the last day of the fiscal year. The cost of debt securities sold is based on the specific identification method. Gross realized gains and losses are included in interest income and have not been material. The Company's investments consist of the following:

                                                             GROSS         GROSS      ESTIMATED
                                               AMORTIZED   UNREALIZED    UNREALIZED     FAIR
                                                 COST        GAINS         LOSSES       VALUE
                                               ---------   ----------    ----------   ---------
                                                          (IN MILLIONS)
JUNE 30, 2000:
  Floating rate bonds ....................      $128.7       $   --        $  0.3      $128.4
  Municipal bonds ........................       465.0           --           1.5       463.5
  Auction instruments ....................        69.0           --            --        69.0
  Money market instruments and funds .....       163.6           --            --       163.6
                                                ------       ------        ------      ------
  Total debt investments .................       826.3           --           1.8       824.5
  Marketable equity investments ..........        16.9           --            --        16.9
                                                ------       ------        ------      ------
          Total investments ..............      $843.2       $   --        $  1.8      $841.4
                                                ======       ======        ======      ======
JUNE 30, 1999:
  Floating rate bonds ....................      $  6.9       $   --        $   --      $  6.9
  Municipal bonds ........................        80.0           --           0.1        79.9
  Auction instruments ....................         6.0           --            --         6.0
  Money market instruments and funds .....        83.5           --            --        83.5
                                                ------       ------        ------      ------
                                                $176.4       $   --        $  0.1      $176.3
                                                ======       ======        ======      ======

        The following is a summary of contractual maturities of the Company's debt investments:

                                                                                 ESTIMATED
                                                                     AMORTIZED     FAIR
                                                                       COST        VALUE
                                                                    ----------   ---------
                                                                        (IN MILLIONS)
JUNE 30, 2000:
Money market instruments and funds..............................     $  163.6    $  163.6
Amounts maturing within one year................................        226.1       225.9
Amounts maturing after one year, within five years..............        436.6       435.0
                                                                     --------    --------
                                                                     $  826.3    $  824.5
                                                                     ========    ========

    Available-for-sale investments are included in the consolidated balance sheets as follows:

                                                                       2000      1999
                                                                     --------  --------
                                                                        (IN MILLIONS)
Cash and cash equivalents........................................    $   29.2  $   17.8
Short-term investments...........................................       795.3     158.5
Long-term investments............................................        16.9        --
                                                                     --------  --------
          Total available-for-sale investments...................    $  841.4  $  176.3
                                                                     ========  ========

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

        The estimated fair value of fixed rate long-term debt is primarily based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities. This fair value approximated the carrying amount of long-term debt at June 30, 2000.

Inventories

        Inventories are valued at the lower of cost (first-in, first-out method) or market. The components of inventory consist of the following:

                                                                JUNE 30,
                                                           -----------------
                                                             2000      1999
                                                           --------  -------
                                                             (IN MILLIONS)
Finished goods..........................................   $   39.2  $  10.4
Work in process.........................................      176.7     35.9
Raw materials and purchased parts.......................      159.5     41.6
                                                           --------  -------
                                                           $  375.4  $  87.9
                                                           ========  =======

Property, Plant and Equipment

        Property, plant and equipment are stated at cost. Depreciation is computed by the straight-line method over the following estimated useful lives of the assets: building and improvements, 5 to 45 years; machinery and equipment, 2 to 10 years; furniture, fixtures, and office equipment, 5 years. Leasehold improvements are amortized by the straight-line method over the shorter of the estimated useful lives of the assets or the term of the lease. The components of property, plant and equipment are as follows:

                                                                       JUNE 30,
                                                                 -------------------
                                                                    2000       1999
                                                                 --------   --------
                                                                     (IN MILLIONS)
Land.........................................................    $   33.2   $   10.0
Building and improvements....................................       127.4       38.6
Machinery and equipment......................................       439.8      109.9
Furniture, fixtures and office equipment.....................        40.5       15.3
Leasehold improvements.......................................        28.8       16.4
Construction in progress.....................................        84.1       20.0
                                                                 --------   --------
                                                                    753.8      210.2
Less: accumulated depreciation and amortization..............       (83.1)     (29.1)
                                                                 --------   --------
                                                                 $  670.7   $  181.1
                                                                 ========   ========

Equity method of accounting

        The Company accounts for investments in joint ventures, limited liability partnerships and other investments in 50% or less owned companies over which it has the ability to exercise significant influence using the equity method of accounting. The Company accounts for the increase or decrease of its proportionate share of net book value in equity basis investments from the investees' issuance of stock at a price above or below the net book value per share as a change to additional paid-in capital. Due to the limited availability of timely data, the Company records the adjustments to its equity basis investments in the quarter subsequent to the issued financial statements.

        At June 30, 2000, the Company had the following investments accounted for using the equity method:

        ADVA: On June 30, 2000, the Company acquired E-TEK Dynamics, Inc. ("E-TEK"), which at the time of acquisition had a 31% ownership stake in ADVA, a publicly traded German company that develops and manufactures fiber optic components and products At June 30, 2000, the Company's cost and estimated fair value of its investment in ADVA is $701.1 million. The difference between the cost of the investment and the underlying equity in the net assets of ADVA will be amortized over a 5 year period.

        The Photonics Fund, LLP: During 2000, the Company contributed $4.8 million for a 40% stake in The Photonics Fund, LLP, a California limited liability partnership (the "Partnership"), which emphasizes privately negotiated venture capital equity investments. The Partnership was formed on December 21, 1999 and extends to December 31, 2006, unless extended or terminated as provided for in the Partnership agreement. At June 30, 2000, the carrying value of the Company's equity share in the Partnership was $4.8 million. The market value of the Company's equity share in the Partnership at June 30, 2000 was $12.9 million. The Company's share of the earnings of the Partnership for the quarter ended June 30, 2000 was $8.1 million, which will be recorded by the Company in the quarter ended September 30, 2000.

Goodwill and Other Intangible Assets

        Intangible assets represent licenses and intellectual property acquired, purchased intangible assets and the excess acquisition cost over the fair value of tangible and identified intangible net assets of businesses acquired (goodwill). Purchased intangible assets include developed technology, trademarks and trade names, assembled workforces and customer bases. Intangible assets are being amortized using the straight-line method over estimated useful lives ranging from 3 to 15 years.

        The amortization and write-off of goodwill and purchased intangibles are separately presented as a component of operating expenses on the Consolidated Statement of Operations, whereas the amortization of licenses and other intellectual property is included in selling, general and administrative expense. The components of intangible assets are as follows:

                                                       JUNE 30,
                                              --------------------------     REMAINING
                                                  2000           1999          LIVES
                                              ------------   -----------   -------------
                                                    (IN MILLIONS)
Goodwill...................................   $  21,307.1    $  2,583.9    2 - 7  years
Purchased intangibles......................       1,945.5         881.9    1 - 15 years
Licenses and other intellectual property...           5.6           1.9    1 - 8  years
                                              -----------    ----------
                                                 23,258.2       3,467.7
Less: accumulated amortization.............        (920.4)        (23.5)
                                              -----------    ----------
                                              $  22,337.8    $  3,444.2
                                              ===========    ==========

        Intangible and other long-lived assets are reviewed whenever indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the related asset carrying amount. Intangible assets were reviewed during the fiscal fourth quarter of 1998 following the Company's acquisition of Uniphase Netherlands, B.V. ("UNL"). This review indicated that the Uniphase Fiberoptics Products ("UFP") intangible assets were impaired, as determined based on the projected undiscounted cash flows from UFP over the next three years. Cash flow projections took into effect the net sales and expenses expected from UFP product, as well as maintaining its current manufacturing capabilities. Consequently, the carry value of the UFP goodwill and other long-lived assets totaling $2.2 million and $1.5 million, respectively, were written down as a component of operating expenses during fiscal 1998.

        The Company will assess enterprise level goodwill for recoverability if the market capitalization of the Company is less than its net assets. Impairment will be measured by using the market value method.

Concentration of Credit Risk

        Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments and trade receivables. The Company places its cash equivalents and short-term investments with high credit-quality financial institutions. The Company invests its excess cash primarily in auction and money market instruments, and municipal and floating rate bonds. The Company has established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity. To date, the Company has not experienced significant losses on any of these investments. The Company sells primarily to customers involved in the application of laser technology and the manufacture of telecommunications products. The Company performs ongoing credit evaluations of its customers and does not require collateral. The Company provides reserves for potential credit losses, however, such losses and yearly provisions have not been significant and have been within management's expectations.

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

        During fiscal 2000, the Company entered into forward foreign currency option contracts to hedge certain balance sheet accounts denominated in Swiss Francs, Dutch Guilders, Canadian Dollars, British Pounds and Japanese Yen. As of June 30, 2000, the Company had foreign currency option contracts outstanding as follows (in millions of equivalent U.S. dollars):

Swiss Francs..................................    $   7.1
Dutch Guilders................................        3.5
Canadian Dollars..............................       68.1
British Pounds................................        2.0
Japanese Yen..................................        0.4
                                                  -------
                                                  $  81.1
                                                  =======

        These foreign currency contracts expire on various dates in the first quarter of fiscal 2001. The difference between the fair value and the amortized carrying value on foreign currency exchange contracts is immaterial.

        While the contract amounts provide one measure of the volume of the transactions outstanding at June 30, 2000 they do not represent the amount of the Company's exposure to credit risk. The Company's exposure to credit risk (arising from the possible inability of the counterparts to meet the terms of their contracts) is generally limited to the amount, if any, by which the counterparts' obligations exceed the obligations of the Company.

Revenue Recognition

        The Company recognizes revenue generally at the time of shipment, with provisions established for estimated product returns and allowances. Revenue on the shipment of evaluation units is deferred until customer acceptance. The Company provides for the estimated cost to repair products under warranty at the time of sale.

Stock Split

        On September 28, 1999, the Board of Directors approved a two-for-one stock split of the common stock and Exchangeable shares that became effective for holders of record as of December 22, 1999. On January 3, 2000, the Board of Directors approved a second two-for-one stock split of all common stock and Exchangeable shares for holders of record as of March 2, 2000. All share and per share amounts included in these consolidated financial statements and notes applicable to prior periods have been restated to reflect these stock splits.

Loss per Share

        As the Company incurred a loss in fiscal 2000, 1999 and 1998, the effect of dilutive securities totaling 64.4 million, 27.3 million, and 24.0 million equivalent shares, respectively, have been excluded from the computation as they are antidilutive. Dilutive securities exclude the conversion of Series A Preferred Stock until the removal of all contingencies attributable to their conversion is assured beyond a reasonable doubt.

        The following table sets forth the computation of basic and diluted loss per share:

                                                                               YEARS ENDED JUNE 30,
                                                                       ----------------------------------
                                                                           2000         1999         1998
                                                                       -----------  -----------  --------
                                                                         (IN MILLIONS, EXCEPT SHARE DATA)
Denominator for basic and dilutive earnings (loss) per
  share -- weighted average shares.................................         710.9        318.2       283.6
                                                                        =========    =========     =======
Net loss...........................................................     $  (904.7)   $  (171.1)    $ (19.6)
                                                                        =========    =========     =======
Basic and dilutive loss per share..................................     $   (1.27)   $   (0.54)    $ (0.07)
                                                                        =========    =========     =======

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

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates and such differences could be material to the financial statements.

Impact of Recently Issued Accounting Standards

        The Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended as of the beginning of its fiscal year 2001. The Standard will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The change in a derivative's fair value related to the ineffective portion of a hedge, if any, will be immediately recognized in earnings. The effect of adopting the Standard is not expected to have a material effect on the Company's financial position or overall trends in results of operations.

        In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met in order to recognize revenue and provides guidance for disclosures related revenue recognition policies. The SEC has deferred the implementation date of SAB 101 until the quarter ended June 30, 2001, with retroactive application to the beginning of the Company's fiscal year. The SEC intends to issue further definitive guidance on the implementation of SAB 101. Although the Company cannot complete its assessment of the impact of SAB 101 until such guidance is issued, the Company's preliminary assessment is that the impact of adopting SAB 101 on its financial position and results of operations in fiscal 2001 and thereafter, will not be material.

        In March 2000, the Financial Accounting Standard Board issued FASB Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25." FIN 44 primarily clarifies (a) the definition of an employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. FIN 44 will have an effect on the manner in which the Company accounts for the options issued in exchange for unvested options of SDL, Inc. ("SDL") in connection with the Company's anticipated transaction to merge with SDL (see Note 13) or in connection with any other acquisitions subsequent to June 30, 2000. The value attributed to unvested options will be allocated to deferred compensation and amortized over the remaining vesting period.

NOTE 2. LINES OF CREDIT AND LONG-TERM DEBT

        The Company had an unsecured U.S. $10.0 million revolving bank line of credit that it converted in May 2000 to a Foreign Exchange and Standby Letter of Credit facility. The Company also had an unused operating bank line of credit for Canadian $60.0 million (approximately U.S. $40.0 million). Advances under the line of credit bear interest at the Canadian Bank prime rate (7.5%) at June 30, 2000. The Company had no outstanding borrowings under this facility at June 30, 2000.

                                                                                 JUNE 30,
                                                                                  2000
                                                                              -------------
                                                                              (IN MILLIONS)
Secured term loan, interest at 7.85% per annum. Monthly
  principal and interest payments are $0.1 million with
  final payment on December 1, 2001.......................................       $  7.3
Secured loan, interest at 1.33% to 1.35% per annum. Interest
  is payable monthly. Principal is payable March 15, 2002.................          6.5
Secured term loan, interest at 7.73% per annum. Monthly
  principal and interest payments are $0.3 million with
  final payment on January 1, 2003........................................          8.7
Secured term loan, interest at 6.46% per annum. Monthly
  principal and interest payments are $0.1 million with
  final payment on September 1, 2002......................................          3.2
Secured term loan, interest at 8.46% per annum. Monthly
  principal and interest are $0.2 million with final payment
  on April 1, 2003........................................................          7.1
Secured term loan, interest at 8.01% per annum. Monthly
  principal and interest are $0.3 million with final payment
  on April 1, 2003........................................................          9.5
Secured term loan, interest at 6.89% per annum. Monthly
  principal and interest are $0.2 million with final payment
  on April 1, 2002........................................................          4.4
Secured term loan, interest at 6.38% per annum. Monthly
  principal and interest are $0.2 million with final payment
  on January 1, 2002......................................................          4.4
Secured bond, interest rate is variable and based on "TENR"
  plus 0.625% and is reset weekly. The interest rate at June

  30, 2000 was 6.0%. Interest is payable quarterly.
  Principal is payable August 1, 2016.....................................          5.0
                                                                                 ------
Total.....................................................................         56.1
  Less current maturities, included in other current liabilities..........         15.1
                                                                                 ------
          Total long-term debt, net of current maturities.................       $ 41.0
                                                                                 ======

    Annual debt maturities are as follows (in millions):

Year 2001........................................................................     $  15.1
Year 2002........................................................................        28.2
Year 2003........................................................................         7.8
Year 2004........................................................................          --
Year 2005........................................................................          --
Thereafter.......................................................................         5.0
                                                                                      -------
                                                                                      $  56.1
                                                                                      =======

NOTE 3. OTHER CURRENT LIABILITIES

        The components of other current liabilities are as follows (in millions):

                                                                          JUNE 30,
                                                                     -----------------
                                                                       2000      1999
                                                                     --------  -------
Acquisition costs.................................................   $  135.4  $  22.5
Temporary labor costs.............................................        8.0      4.8
Accrued expenses due to affiliated company........................         --      4.3
Warranty reserve..................................................       11.3      2.4
Facility expansion accruals.......................................        6.6      2.0
Other.............................................................       83.3     10.3
                                                                     --------  -------
                                                                     $  244.6  $  46.3
                                                                     ========  =======

        Acquisition costs at June 30, 2000 consisted primarily of $92.0 million of estimated direct transaction costs associated with the acquisition of E-TEK, approximately $34.7 million in costs incurred by E-TEK in connection with the acquisition and $4.6 million of direct transaction costs associated with other acquisitions in 2000.

        Acquisition costs at June 30, 1999 primarily included approximately $9.1 million of direct costs associated with the JDS FITEL merger and approximately $10.3 million of costs incurred by JDS FITEL in connection with the merger. At June 30, 2000, substantially all direct costs associated with the JDS FITEL merger had been paid.

NOTE 4. INCOME TAXES

        The expense (benefit) for income taxes consists of the following (in millions):

                                          YEARS ENDED JUNE 30,
                                  -----------------------------------
                                   2000          1999          1998
                                  -------       -------       -------
Federal:
  Current ..................      $  34.0       $  15.4       $   7.9
  Deferred .................        (17.5)         (3.0)         (0.4)
                                  -------       -------       -------
                                     16.5          12.4           7.5
State:
  Current ..................          5.0           1.4           3.2
  Deferred .................         (2.3)         (0.2)         (0.5)
                                  -------       -------       -------
                                      2.7           1.2           2.7
Foreign:
  Current ..................        115.9           9.8           1.2
  Deferred .................        (60.2)         (1.9)           --
                                  -------       -------       -------
                                     55.7           7.9           1.2
                                  -------       -------       -------
  Income tax expense .......      $  74.9       $  21.5       $  11.4
                                  =======       =======       =======

        The tax benefit associated with exercises of stock options reduced taxes currently payable by $47.8 million, $11.4 million and $6.2 million for the years ended June 30, 2000, 1999 and 1998, respectively.

        Income (loss) before income taxes consisted of the following (in millions):

                             YEARS ENDED JUNE 30,
                     -----------------------------------
                       2000          1999          1998
                     -------       -------       -------
Domestic ......      $(452.5)      $  29.3       $ (10.9)
Foreign .......       (377.3)       (178.9)          2.6
                     -------       -------       -------
                     $(829.8)      $(149.6)      $  (8.3)
                     =======       =======       =======

        A reconciliation of the income tax expense (benefit) at the federal statutory rate to the income tax provision (benefit) at the effective tax rate is as follows (in millions):

                                                                                       YEARS ENDED JUNE 30,
                                                                              -----------------------------------
                                                                               2000          1999          1998
                                                                              -------       -------       -------
Income taxes (benefit) computed at federal statutory rate ..............      $(290.4)      $ (52.4)      $  (2.8)
State taxes, net of federal benefit ....................................          1.8           0.8           1.8
Non-deductible acquired in-process research & development ..............        126.2          82.1          13.7
Non-deductible amortization ............................................        250.4            --            --
Non-deductible merger expenses incurred in pooling of
  interests transaction ................................................           --           2.3            --
Benefit from net earnings of foreign subsidiary considered to
  be permanently invested in non-U.S operations ........................         (5.5)         (4.6)           --
Realization of valuation allowance .....................................           --          (0.4)         (1.5)
Tax exempt income ......................................................         (7.1)         (1.2)         (0.5)
Pre-merger Subchapter S taxes ..........................................           --            --          (0.8)
Other ..................................................................         (0.5)         (5.1)          1.5
                                                                              -------       -------       -------
  Income tax expense ...................................................      $  74.9       $  21.5       $  11.4
                                                                              =======       =======       =======

        Undistributed earnings of a foreign subsidiary amounted to approximately $27.8 million. Because these earnings are considered to be permanently invested offshore, the Company has not provided deferred U.S. federal income taxes on these earnings. Upon distribution of these earnings in the form of dividends or otherwise, the Company anticipates that it may be subject to U.S. income taxes net of foreign tax credits. Determination of the amount of the unrecognized deferred U.S. income tax liability is not practicable at this time because of the complexities associated with its hypothetical calculation.

        The components of deferred taxes consist of the following (in millions):

                                                                               JUNE 30,
                                                                       -----------------------
                                                                         2000           1999
                                                                       --------       --------
                                                                            (IN MILLIONS)
Deferred tax assets:
  AMT and research tax credit carryforwards .....................      $    8.4       $    3.7
  Net operating loss carryforwards ..............................         356.7            6.7
  Inventory .....................................................          24.6            1.2
  Additional tax basis of intangibles ...........................           4.9            7.4
  Deferred compensation .........................................            --            2.9
  Accruals and reserves .........................................          35.2            1.9
  Other .........................................................           9.2            0.5
  Acquisition related items .....................................         841.5             --
                                                                       --------       --------
          Total deferred tax assets .............................       1,280.5           24.3
  Valuation allowance ...........................................        (575.4)         (10.9)
                                                                       --------       --------
          Net deferred tax assets ...............................         705.1           13.4
Deferred tax liabilities:
  Acquisition related items .....................................        (899.0)        (318.2)
  Other .........................................................          (3.1)            --
                                                                       --------       --------
          Total deferred tax liabilities ........................        (902.1)        (318.2)
                                                                       --------       --------
          Total net deferred tax assets (liabilities) ...........      $ (197.0)      $ (304.8)
                                                                       ========       ========

        The valuation allowance increased by approximately $564.5 million, $1.7 million, and $1.5 million in 2000, 1999 and 1998, respectively.

        Approximately $356.7 million of the valuation allowance at June 30, 2000 is attributable to stock option deductions, the benefit of which will be credited to paid-in capital when realized. Approximately $185.5 million of the valuation allowance at June 30, 2000 is attributable to deferred tax assets that when realized, will first reduce unamortized goodwill, the other non-current intangibles assets of acquired subsidiaries, and then income tax expense.

        At June 30, 2000, the Company had federal and state net operating loss carryforwards of approximately $948.1 million and $659.3 million, respectively, and federal and state research and development credit carryforwards of approximately $6.0 million and $3.1 million, respectively. The net operating loss and credit carryforwards will expire at various dates beginning in 2001, if not utilized.

NOTE 5. LEASE COMMITMENTS

        The Company leases manufacturing and office space primarily in Manteca, California; Bloomfield, Connecticut; Chalfont, Pennsylvania; Horsham, Pennsylvania; Melbourne, Florida; Witney, United Kingdom; Yamton, United Kingdom; Zurich, Switzerland; Sydney, Australia; Eindhoven, the Netherlands; Nepean, Ontario; Trenton, New Jersey; Fremont, California; Santa Rosa, California; Fife, Scotland; Tokyo, Japan; Kanagawa, Japan; Beijing, China; Torquay, United Kingdom; Plymouth, United Kingdom; Morrisville, North Carolina; San Jose, California; Shenzen, China; Markham, Canada; and Sunnyvale, California under operating leases expiring at various dates through December 2018 and containing certain renewal options ranging from one to four years. The Company has the option of terminating two of its lease agreements on December 25, 2003 upon six months written notification.

        Future minimum commitments for non-cancelable operating leases are as follows (in millions):

                                                                   OPERATING
YEAR ENDING JUNE 30,                                                LEASES
--------------------                                             -------------
                                                                 (IN MILLIONS)
2001.........................................................      $   18.2
2002.........................................................          17.9
2003.........................................................          16.7
2004.........................................................          16.5
2005.........................................................          15.0
Thereafter...................................................          61.9
                                                                   --------
          Total minimum lease payments.......................      $  146.2
                                                                   ========

        Rental expense for operating leases for the years ended June 30, 2000, 1999 and 1998 amounted to approximately $ 9.3 million, $5.0 million, and $1.3 million, respectively.

NOTE 6. RELATED PARTY TRANSACTIONS

        On June 30, 1999, Furukawa Electric Co., LTD. ("Furukawa") and its subsidiaries, in conjunction with the Company's acquisition of JDS FITEL, acquired 24% of the Company's outstanding common stock and Exchangeable shares. At June 30, 2000, Furukawa owned approximately 15% of the Company's outstanding common stock and Exchangeable shares.

        During fiscal 2000, the Company entered into transactions with Furukawa in the normal course of business. Balances with related parties that are included in the consolidated financial statements are immaterial, except for the following amounts with Furukawa (in millions):

                                                      JUNE 30,
                                                       2000
                                                      -------
Sales............................................     $   0.9
Purchases........................................     $  13.1
Accounts receivable..............................     $   0.6
Accounts payable.................................     $  10.2

NOTE 7. PENSION AND OTHER EMPLOYEE BENEFITS

Defined Benefit Pension and Other Postretirement Benefit Plans

        Through the acquisition of Uniphase Laser Enterprise ("ULE") in Switzerland, the Company acquired two foreign defined benefit pensions plans related to the employees of ULE. Benefits are based on years of service and annual compensation on retirement. Plans are funded in accordance with applicable Swiss regulations.

        In connection with the acquisition of UNL, the Company agreed to continue to provide pension benefits to its qualified Holland employees through a multi-employer defined benefit pension plan sponsored by the Holland Metalworkers Union. Philips is obligated to fully fund the pension benefit obligation for all periods prior to June 9, 1998 directly to the Metalworkers Union Plan. The Company has assumed responsibility for funding benefits earned in excess of those provided by the Holland Metalworkers Union.

        On February 4, 2000, the Company acquired Optical Coating Laboratories, Inc. ("OCLI") and assumed OCLI's pension and other post retirement benefits plans. OCLI's Scottish subsidiary maintains a contributory defined benefit pension program covering most of its employees. Benefits are primarily based on years of service and compensation. The program is funded in conformity with the requirements of applicable U.K. government regulations. Plan assets are invested in fixed interest and balanced fund units that are primarily comprised of corporate equity securities.

        OCLI sponsors an unfunded, contributory defined benefit postretirement plan for its U.S. operations, which provides medical, dental and life insurance benefits to employees who meet age and years of service requirements prior to retirement and who agree to contribute a portion of the cost. The Company has the right to modify or terminate these benefits at any time. OCLI's contribution is a set amount per retiree depending on the retiree's years of service and dependent status at the date of retirement and the age of retiree and dependents when benefits are provided. The retiree pays cost increases.

        A summary of the components of net periodic benefit cost for the defined benefit pension and postretirement benefit plans is presented here (in millions):


                                                          PENSION PLAN              POSTRETIREMENT
                                              -----------------------------------      BENEFITS
                                                            JUNE 30,                --------------
                                              -----------------------------------       JUNE 30,
                                               2000          1999          1998          2000
                                              -------       -------       -------       -------
Defined benefit plans:
  Service cost .........................      $   0.5       $   0.2       $   0.6       $   0.1
  Interest cost ........................          0.3           0.4           0.3           0.2
  Expected return on plan assets .......         (0.2)         (0.2)         (0.2)           --
  Prior gains (losses) .................           --          (0.0)           --           0.1
                                              -------       -------       -------       -------
     Net pension expense ...............      $   0.6       $   0.4       $   0.8       $   0.4
                                              =======       =======       =======       =======

        Weighted average assumptions used each year in accounting for defined benefit pension and postretirement benefit plans were (in millions):


                                             PENSION PLAN       POSTRETIREMENT
                                          -------------------      BENEFITS
                                                JUNE 30,        --------------
                                          -------------------       JUNE 30,
                                           2000         1999         2000
                                          ------       ------       ------
ULE pensions:
Discount rate as of year end .......         3.5%         3.5%         n/a
Return on plan assets ..............         4.5%         4.5%         n/a
Rate of compensation increase ......         2.5%         2.5%         n/a
UNL pensions:
Discount rate as of year end .......         4.0%         4.0%         n/a
Return on plan assets ..............         n/a          4.5%         n/a
Rate of compensation increase ......         2.0%         2.0%         n/a
OCLI postretirement benefits:
Discount rate as of year end .......         n/a          n/a          7.5%
Return on plan assets ..............         n/a          n/a          n/a
Rate of compensation increase ......         n/a          n/a          n/a

        The assumed health care cost trend rate has a significant effect on the amounts reported. A 1-percentage-point change in the assumed health care cost trend rate would have the following effects (in millions):

                                                                    1-PERCENTAGE-    1-PERCENTAGE-
                                                                   POINT INCREASE   POINT DECREASE
                                                                   --------------  ---------------
Effect on total of service and interest cost components.........       $  --          $   --

Effect on postretirement benefit obligation.....................       $  0.3         $ (0.3)

        The following table sets forth the funded status and amounts recognized in the Consolidated Balance Sheet for the Company's defined benefit pension and postretirement benefit plans (in millions):


                                                             PENSION BENEFITS     POSTRETIREMENT
                                                          ---------------------      BENEFITS
                                                                 JUNE 30,         --------------
                                                          ---------------------       JUNE 30,
                                                           2000          1999          2000
                                                          -------       -------       -------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year ............      $  11.8       $   8.6       $   2.5
Adjustments ........................................         (3.4)           --            --
Service cost .......................................          0.7           0.2           0.1
Interest cost ......................................          0.3           0.4           0.2
Plan participants' contributions ...................         (0.2)          0.3            --
Benefit payments ...................................           --            --          (0.1)
Actuarial (gains) losses ...........................         (1.1)          2.3          (0.2)
                                                          -------       -------       -------
Benefit obligation at end of year ..................      $   8.1       $  11.8       $   2.5
                                                          =======       =======       =======
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year .....      $   4.7       $   4.9       $    --
Adjustments ........................................         (1.2)           --            --
Actual return on plan assets .......................         (0.2)         (0.7)           --
Company contributions ..............................          1.2           0.2            --
Plan participants' contributions ...................          0.2           0.3            --
Benefits paid ......................................           --            --            --
                                                          -------       -------       -------
Fair value of plan assets at end of year ...........      $   4.7       $   4.7       $    --
                                                          -------       -------       -------
Funded status of plan (underfunded) ................      $  (3.4)      $  (7.1)      $  (2.5)
Unrecognized prior service cost ....................           --            --           0.7
Unrecognized net actuarial (gain) loss .............          0.6           2.4          (0.6)
                                                          -------       -------       -------
Net prepaid (accrued) benefit cost .................      $  (2.8)      $  (4.7)      $  (2.4)
                                                          =======       =======       =======

        Amounts recognized in the Consolidated Balance Sheet consist of (in millions):


                                                   PENSION PLAN       POSTRETIREMENT
                                              ---------------------      BENEFITS
                                                     JUNE 30,         --------------
                                              ---------------------       JUNE 30,
                                               2000          1999          2000
                                              -------       -------       -------
Prepaid (accrued) benefit cost .........      $  (1.2)      $    --       $    --
Accrued benefit liability ..............         (1.6)         (2.2)         (2.4)
Intangible asset .......................           --          (2.4)           --
                                              -------       -------       -------
Net prepaid (accrued) benefit cost .....      $  (2.8)      $  (4.6)      $  (2.4)
                                              =======       =======       =======

        Plan assets consist primarily of listed stocks, bonds and cash surrender value life insurance policies.

Other Employee and Postemployment Benefits

        JDS Uniphase has an employee 401(k) salary deferral plan, covering all domestic employees. Employees may make contributions by withholding a percentage of their salary up to the IRS annual limit ($10,500 for 2000). Company contributions consist of $0.25 per dollar contributed by the employees with at least six months of service. Company contributions were approximately $2.5 million, $0.6 million, and $0.4 million for the years ended June 30, 2000, 1999 and 1998, respectively.

        Pursuant to the Company's acquisition of OCLI and E-TEK in fiscal 2000, the Company assumed responsibility of OCLI's and E-TEK's 401(k) Savings Plans. All employees of OCLI and E-TEK continue their 401(k) participation with their respective plans. The Company anticipates that the OCLI and E-TEK plans will be converted to the Company's plan in 2001.

        The following is a description of the OCLI and E-TEK plans:

        OCLI has a 401(k) pre-tax voluntary retirement savings plan for its U.S. employees. The Company matches 100% of the first 3% of deferred salary and 50% for the next 3% of deferred salary. Eligible employees can defer up to 15% of their salary, up to the IRS annual limit ($10,500 for 2000). Contributions to the 401(k) plan are immediately vested. Company matching contributions to the 401(k) plan are funded in cash.

        E-TEK sponsors a 401(k) Savings Plan ("E-TEK Plan"). All E-TEK employees are eligible to participate in the E-TEK Plan following certain minimum eligibility requirements. Under the E-TEK Plan, employees may elect to contribute up to 20% of their compensation to the E-TEK Plan, subject to annual limitations. Matching contributions from E-TEK are 50 cents on the dollar, to a maximum of $1,000 per year. E-TEK contributions are vested over four years. Employee contributions are 100% vested at all times.

NOTE 8. STOCKHOLDERS' EQUITY

Preferred Stock

        In connection with the acquisition of UNL, the Company issued 100,000 shares of non-voting, non-cumulative Series A Preferred Stock to Philips having a par value of $0.001 per share. The Series A Preferred Stock is convertible into additional shares of common stock based on an agreed upon formula for annual and cumulative shipments of certain products during the four-year period ending June 30, 2002. The Preferred Stock is also convertible into common stock upon the occurrence of a Redemption Event, as defined in the Series A Preferred Stock Agreement.

        In June 1998, the Company adopted a Stockholder Rights Agreement, as amended (the "Company Rights Agreement") and declared a dividend distribution of one right (a "Right") per share of common stock for stockholders of record as of July 6, 1998. As adjusted for stock splits and dividends by the Company, each outstanding share of the Company's common stock currently includes one-eighth of a Right. Each Right entitles stockholders to purchase 1/1000 share of the Company's Series B Preferred Stock at an exercise price of $600. The Rights only become exercisable in certain limited circumstances following the tenth day after a person or group announces acquisitions of or tender offers for 15% or more of the Company's common stock. For a limited period of time following the announcement of any such acquisition or offer, the Rights are redeemable by the Company at a price of $0.01 per Right. If the Rights are not redeemed, each Right will then entitle the holder to purchase common stock having the value of twice the then-current exercise price. For a limited period of time after the exercisability of the Rights, each Right, at the discretion of the Board, may be exchanged for either 1/1000 share of the Company's Series B Preferred Stock or one share of common stock per Right. The Rights expire on June 22, 2008.

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

Stock Option Plans

        As of June 30, 2000, JDS Uniphase had reserved approximately 176,889,000 shares of common stock for future issuance to employees and directors under its Restated 1993 Flexible Stock Incentive Plan (the "1993 Option Plan"), the 1996 Non-qualified Stock Option Plan ("the 1996 Option Plan"), and the other various plans the Company assumed during the year as a result of acquisitions. The Board of Directors has the authority to determine the type of option and the number of shares subject to option. The exercise price is generally equal to fair value of the underlining stock at the date of grant. Options generally become exercisable over a four-year period and, if not exercised, expire from five to ten years from the date of grant. The following table summarizes option activity through June 30, 2000:

                                             OPTIONS OUTSTANDING
                                         --------------------------    WEIGHTED
                                           SHARES                       AVERAGE
                                          AVAILABLE      NUMBER        EXERCISE
                                          FOR GRANT     OF SHARES        PRICE
                                         ------------  ------------    ---------
                                          (IN THOUSANDS, EXCEPT PRICE PER SHARE)
Balance at June 30, 1997 ...........         8,480         43,000       $   1.18
  Increase in authorized shares ....        25,432             --             --
  Granted ..........................       (19,392)        19,392           4.62
  Canceled .........................         1,544         (1,544)          1.70
  Exercised ........................            --         (7,532)          0.51
  Expired ..........................          (236)            --             --
                                          --------       --------       --------
Balance at June 30, 1998 ...........        15,828         53,316           2.37
  Increase in authorized shares ....        57,588             --             --
  Granted ..........................       (49,712)        49,712          10.22
  Canceled .........................         2,312         (2,312)          4.53
  Exercised ........................            --        (11,836)          1.37
  Expired ..........................           (24)            --             --
                                          --------       --------       --------
Balance at June 30, 1999 ...........        25,992         88,880           5.83
  Increase in authorized shares ....        98,004             --             --
  Granted ..........................       (91,365)        91,365          37.42
  Canceled .........................         3,011         (3,011)         14.85
  Exercised ........................            --        (35,791)          3.00
  Expired ..........................          (321)           (35)          5.15
                                          --------       --------       --------
Balance at June 30, 2000 ...........        35,321        141,408       $  26.62
                                          ========       ========       ========

        The following table summarizes information about options outstanding at June 30, 2000 (shares in thousands):

                                    OPTIONS OUTSTANDING
                            -----------------------------------
                                           WEIGHTED                 OPTIONS EXERCISABLE
                                            AVERAGE                ---------------------
                                           REMAINING   WEIGHTED                 WEIGHTED
                                          CONTRACTUAL   AVERAGE                  AVERAGE
   AVERAGE RANGE OF            NUMBER        LIFE      EXERCISE      NUMBER     EXERCISE
    EXERCISE PRICES         OUTSTANDING   (IN YEARS)     PRICE     EXERCISABLE    PRICE
 --------------------       -----------   ----------   --------    -----------  --------
 $   0.02  -- $  0.02             47         8.80      $  0.02            6      $  0.02
     0.10  --    0.15          3,174         2.30         0.12        3,174         0.12
     0.24  --    0.35            403         3.90         0.27          403         0.27
     0.39  --    0.57            632         4.80         0.41          568         0.39
     0.60  --    0.80          2,857         4.10         0.70        2,829         0.70
     0.92  --    1.30          1,765         5.60         1.06        1,190         1.05
     1.48  --    2.13          5,176         5.60         1.77        3,145         1.74
     2.26  --    3.27          4,814         4.20         2.83        3,446         2.85
     3.39  --    5.06         15,501         5.60         4.22        8,873         4.17
     5.12  --    7.55         13,741         6.00         6.42        4,750         6.28
     8.09  --   11.99          3,679         6.50         9.98          714        10.00
    12.53  --   18.76         14,110         6.40        16.71        3,195        16.67
    18.88  --   27.99         49,199         7.20        21.46        2,577        20.27
    28.33  --   41.96            981         8.30        31.59           --           --
    45.03  --   63.91          8,784         8.20        53.69           85        56.55
    74.88  --  111.63         10,568         9.50        94.10            1        86.56
   115.56  --  146.53          5,977         9.70       127.07            1       117.73
----------------------       -------      -------      -------      -------      -------
 $   0.02  -- $146.53        141,408         6.80      $ 26.62       34,957      $  5.83
                             =======

Employee Stock Purchase Plans

        The JDS Uniphase 1998 Employee Stock Purchase Plan (the "98 Purchase Plan") was adopted in June 1998. The Company has reserved 20,000,000 shares of common stock for issuance under the 98 Purchase Plan and has 18,763,760 shares remaining. The 98 Purchase Plan, effective August 1, 1998, provides eligible employees with the opportunity to acquire an ownership interest in JDS

Uniphase through participation in a program of periodic payroll deductions applied at specific intervals to the purchase of common stock. The Purchase Plan is structured as a qualified employee stock purchase plan under Section 423 of the amended Internal Revenue Code of 1986. However, the Purchase Plan is not intended to be a qualified pension, profit sharing or stock bonus plan under
Section 401(a) of the 1986 Code and is not subject to the provisions of the Employee Retirement Income Security Act of 1974. The Purchase Plan will terminate upon the earlier of August 1, 2008 or the date on which all shares available for issuance under the Purchase Plan have been sold.

        The JDS Uniphase Corporation 1999 Canadian Employee Stock Purchase Plan (the "Canadian Plan") was adopted in November 1999. The Company has reserved 1,000,000 shares of common stock for issuance under the Canadian Plan and has 936,634 shares remaining. The Canadian Plan has similar provisions to the Company's existing plans.

        Pursuant to the Company's acquisition of OCLI and E-TEK, the Company continued OCLI and E-TEK's Employee Stock Purchase Plans, which have similar provisions to the Company's existing plans. The plans will continue through December 31, 2000 and April 30, 2002 for OCLI and E-TEK, respectively.

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

        In conjunction with the acquisition of ULE in fiscal 1997, the Company issued stock options to key employees of ULE at a value that was less than the market value. The Company is recognizing compensation expense for the total value of $2.0 million over the vesting period of four years. Stock based compensation expense in fiscal 2000 was immaterial.

        Pro forma information regarding net income and earnings per share is required by SFAS No. 123. This information is required to be determined as if the Company had accounted for its employee stock options (including shares issued under the Employee Stock Purchase Plan, collectively called "options") granted subsequent to June 30, 1995 under the fair value method of that statement. The fair value of options granted in 2000, 1999, and 1998 reported below has been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:


                                                                                      EMPLOYEE STOCK PURCHASE
                                             EMPLOYEE STOCK OPTIONS                         PLAN SHARES
                                      -----------------------------------       -----------------------------------
                                        2000          1999          1998          2000          1999          1998
                                      -------       -------       -------       -------       -------       -------
Expected life (in years) ...........      5.5           6.1           5.5           0.6           0.5           0.5
Risk-free interest rate ............      6.0%          5.6%          6.4%          5.0%          5.6%          5.4%
Volatility .........................     0.70          0.67          0.66          0.70          0.68          0.75
Dividend yield .....................        0%            0%            0%            0%            0%            0%

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. A total of approximately 91,365,000 options, including options assumed through acquisitions, were granted during fiscal 2000 with exercise prices equal to the market price of the stock on the grant date. The weighted-average exercise price and weighted-average fair value of these options were $40.94 and $27.92, respectively. The weighted-average exercise price and weighted-average fair value of stock options granted during fiscal 1999 was $10.22 and $3.05 per share, respectively. The weighted average exercise price and weighted average fair value of stock options granted during fiscal 1998 was $4.62 and $2.92, respectively. The weighted average fair value of shares granted under the Employee Stock Purchase Plan during 2000, 1999, and 1998 was $7.93, $1.56 and $1.33, respectively.

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                            YEARS ENDED JUNE 30,
                                                   ------------------------------------
                                                       2000          1999          1998
                                                   ------------   -----------    --------
                                                    (IN MILLIONS, EXCEPT PER SHARE DATA)
Pro forma net income (loss).....................   $  (1,110.5)    $ (228.7)     $  (33.7)
Pro forma earnings (loss) per share.............   $     (1.56)    $  (0.72)     $ (0.12)

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

NOTE 9. MERGERS AND ACQUISITIONS

E-TEK Dynamics, Inc.

        On June 30, 2000, the Company completed the acquisition of E-TEK, a designer and manufacturer of high quality components and modules for fiber optic systems, in a transaction accounted for as a purchase. Accordingly, the accompanying statements of operations do not include the financial results of E-TEK. The merger agreement provided for the exchange of 2.2 shares of the Company's common stock for each common share and outstanding option of E-TEK. The total purchase price of $17,512.2 million included consideration of 150.1 million shares of the Company's common stock, which includes 0.8 million Exchangeable Shares of its subsidiary, JDS Uniphase Canada, Ltd., each of which is exchangeable for one share of its common stock, the issuance of options to purchase 23.2 million shares valued at $2,005.2 million in exchange for E-TEK options, the issuance of 0.5 million common shares valued at $45.5 million in exchange for E-TEK shares to be issued under E-TEK's employee stock purchase plan, and estimated direct transaction costs of $92.0 million.

        The total purchase cost of E-TEK is as follows (in millions):

                        Value of securities issued.........................................   $  15,369.3
                        Assumption of options..............................................       2,005.4
                        Assumption of employee stock purchase plan.........................          45.5
                                                                                              -----------
                                  Total equity consideration...............................      17,420.2
                        Direct transaction costs and expenses..............................          92.0
                                                                                              -----------
                                  Total purchase cost......................................   $  17,512.2
                                                                                              ===========

        The preliminary purchase price allocation is as follows (in millions):

                       Tangible net assets acquired.........................................    $     395.6
                       Marketable equity investments........................................          718.0
                       Intangible assets acquired:
                         Developed technology:
                         Existing technology................................................          248.7
                         Core technology....................................................          168.5
                         Trademark and tradename............................................           60.4
                         Assembled workforce................................................           10.7
                       In-process research and development..................................          250.6
                       Goodwill.............................................................       15,659.7
                                                                                                -----------
                                 Total purchase price allocation............................    $  17,512.2
                                                                                                ===========

        The purchase price allocation is preliminary and is dependent upon the Company's final analysis, which it expects to complete during the first quarter of fiscal 2001.

        Tangible net assets acquired includes cash, accounts receivable, inventories and fixed assets (including an adjustment to write-up inventory of E-TEK to fair value by $48.6 million). Liabilities assumed principally include accounts payable, accrued compensation and accrued expenses. Goodwill and intangible assets acquired are each being amortized on a straight-line basis over estimated useful lives ranging from three to five years.

        A portion of the purchase price has been allocated as an adjustment to write-up the equity investments of E-TEK to a fair value of $718.0 million. The fair value includes a $691.0 million increase to E-TEK's investment of ADVA, which is accounted for under the equity method of accounting. The increase represents the fair value of the Company's investment, over the net assets of ADVA, and will be amortized on a straight-line basis over the estimated life of 5 years.

        A portion of the purchase price has been allocated to developed technology and acquired in-process research and development ("IPRD"). Developed technology and IPRD were identified and valued through extensive interviews, analysis of data provided by E-TEK concerning developmental products, their stage of development, the time and resources needed to complete them, and, if applicable, their expected income generating ability, target markets and associated risks. The Income Approach, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the developed technology and IPRD.

        Where developmental projects had reached technological feasibility, they were classified as developed technology, and the value assigned to developed technology was capitalized. Where the developmental projects had not reached technological feasibility and had no future alternative uses, they were classified as IPRD and charged to expense upon closing of the merger. The Company estimates that a total investment of $2.2 million in research and development over the next 2 to 12 months will be required to complete the IPRD. The nature of the efforts required to develop the purchased IPRD into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements.

        In valuing the IPRD, the Company considered, among other factors, the importance of each project to the overall development plan, projected incremental cash flows from the projects when completed and any associated risks. The projected incremental cash flows were discounted back to their present value using discount rates ranging from 12% to 20%. Discount rates were determined after consideration of E-TEK's weighted average cost of capital and the weighted average return on assets. Associated risks include the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility, anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets.

        The acquired existing technology, which is comprised of products that are already technologically feasible, includes products in most of E-TEK's product line. These include wavelength division multiplexing ("WDM") components and modules, isolators, couplers, and micro-optic integrated components. The Company expects to amortize the acquired existing technology of approximately $248.7 million on a straight-line basis over an average estimated remaining useful life of 3 years.

        The acquired core technology represents E-TEK trade secrets and patents developed through years of experience in design, package, and manufacture of passive components for fiber optic telecommunication networks. E-TEK's products are designed for established terrestrial and submarine long-haul applications, as well as emerging short-haul applications, such as metropolitan area networks. This proprietary know-how can be leveraged by E-TEK to develop new and improved products and manufacturing processes. The Company expects to amortize the acquired core technology of approximately $168.5 million on a straight-line basis over an average estimated remaining useful life of 5 years.

        The trademarks and trade names include the E-TEK trademark and trade name as well as all branded E-TEK products, such as E-TEK(TM), Unifuse(TM), Kaifa(TM) and TIGRA(TM). The Company expects to amortize the trademark and trade names of approximately $60.4 million on a straight-line basis over an estimated remaining useful life of 5 years.

        The acquired assembled workforce is comprised of over 3,300 skilled employees across E-TEK's Executive, Research and Development, Manufacturing, Supervisor/Manager, and Sales and Marketing groups. The Company expects to amortize the value assigned to the assembled workforce of approximately $10.7 million on a straight-line basis over an estimated remaining useful life of 3 to 5 years.

        Goodwill, which represents the excess of the purchase price of an investment in an acquired business over the fair value of the underlying net identifiable assets, is being amortized on a straight-line basis over its estimated remaining useful life of 5 years.

Fujian Casix Laser, Inc.

        On April 29, 2000, the Company acquired Fujian Casix Laser Inc ("Casix"), a supplier of crystals, fiberoptic components and optics for telecommunications networks, for $60 million in cash. Casix is based in Fuzhou, Fujian, China. Casix's key technologies consist principally of fiberoptic component processing and precision assembly; optical design, fabrication and coating; and advanced crystal growth and processing. The transaction was accounted for as a purchase, and accordingly, the accompanying financial statements include the results of operations of Casix subsequent to the acquisition date. The purchase price allocation included tangible net assets of $11.4 million and intangible assets (primarily goodwill) of $48.6 million that are being amortized over a five-year period.

Cronos Integrated Microsystems, Inc.

        On April 19, 2000, the Company acquired Cronos Integrated Microsystems, Inc. ("Cronos"), a provider of optical micro-electro-mechanical systems ("MEMS") components and component technology to the fiberoptic communications market, in a transaction accounted for as a purchase. Accordingly, the accompanying financial statements include the results of operations of Cronos subsequent to the acquisition date. The total purchase price of $565.3 million included consideration of 6.3 million shares of JDS Uniphase common stock, the issuance of options to purchase 0.2 million shares valued at $15.7 million in exchange for Cronos options and estimated direct transaction costs of $1.1 million.

        The total purchase cost of Cronos is as follows (in millions):

                         Value of securities issued.........................................    $  548.5
                         Assumption of options..............................................        15.7
                                                                                                --------
                                   Total equity consideration...............................       564.2
                         Direct transaction costs and expenses..............................         1.1
                                                                                                --------
                                   Total purchase cost......................................    $  565.3
                                                                                                ========

        The preliminary allocation of the purchase price is as follows (in millions):

                        Tangible net assets acquired.........................................    $    1.0
                        Intangible assets acquired:
                          Developed technology...............................................         8.0
                          Core technology....................................................         4.1
                          Assembled workforce................................................         1.8
                        Goodwill.............................................................       544.1
                        In-process research and development..................................         6.3
                                                                                                 --------
                                  Total purchase price allocation............................    $  565.3
                                                                                                 ========

        Tangible net assets acquired includes cash, accounts receivable, inventories and fixed assets. Liabilities assumed principally include accounts payable, accrued compensation and accrued expenses. Goodwill and intangible assets acquired are each being amortized on a straight-line basis over estimated useful lives ranging from three to five years.

        A portion of the purchase price has been allocated to developed technology and IPRD. Developed technology and IPRD were identified and valued through extensive interviews, analysis of data provided by Cronos concerning developmental products, their stage of development, the time and resources needed to complete them, and, if applicable, their expected income generating ability, target markets and associated risks. The Income Approach, which includes an analysis of the markets, cash flows, and risks associated with achieving such cash flows, was the primary technique utilized in valuing the developed technology and IPRD.

        Where development projects had reached technological feasibility, they were classified as developed technology and the value assigned to developed technology was capitalized. Where the development projects had not reached technological feasibility and had no future alternative uses, they were classified as IPRD and charged to expense upon closing of the transaction. The Company estimates that a total investment of $0.3 million in research and development over the next 6 to 12 months will be required to complete the IPRD. The nature of the efforts required to develop the purchased IPRD into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements.

        In valuing the IPRD, the Company considered, among other factors, the importance of each project to the overall development plan, projected incremental cash flows from the projects when completed and any associated risks. The projected incremental cash flows were discounted back to their present value using discount rates ranging from 12% to 20%. Discount rates were determined after consideration of Cronos's weighted average cost of capital and the weighted average return on assets. Associated risks include the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility, anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets.

        The acquired existing technology, which is comprised of products that are already technologically feasible, includes products in the following areas: relays and optical communication cross connects. The Company is amortizing the acquired existing technology of approximately $8.0 million on a straight-line basis over an average estimated remaining useful life of 5 years.

        The acquired core technology represents Cronos trade secrets and patents developed through years of experience designing and manufacturing Micro-electromechanical systems components for fiberoptic and RF telecommunication networks. This knowledge can be leveraged by Cronos to develop new and improved products and manufacturing processes. The Company is amortizing the acquired core technology of approximately $4.1 million on a straight-line basis over an average estimated remaining useful life of 5 years.

        The acquired assembled workforce is comprised of approximately 72 skilled employees across Cronos's Sales and Marketing, Management, Supervision, Quality & Training, General & Administrative, and Engineering groups. The Company is amortizing the value assigned to the assembled workforce of approximately $1.8 million on a straight-line basis over an estimated remaining useful life of 3 years.

        Goodwill, which represents the excess of the purchase price of an investment in an acquired business over the fair value of the underlying net identifiable assets, is being amortized on a straight-line basis over its estimated remaining useful life of 5 years.

Optical Coating Laboratory, Inc.

        On February 4, 2000, the Company acquired OCLI, a manufacturer of optical thin film coatings and components used to control and enhance light propagation to achieve specific effects such as reflection, refraction, absorption and wavelength separation. The transaction was accounted for as a purchase and accordingly, the accompanying financial statements include the results of operations of OCLI subsequent to the acquisition date. The total purchase price of $2,707.5 million included consideration of 54.0 million shares of JDS Uniphase common stock, the issuance of options to purchase 6.4 million shares valued at $267.2 million in exchange for OCLI options and direct transaction costs of $8.2 million.

        The total purchase cost of OCLI is as follows (in millions):

                         Value of securities issued.........................................   $  2,432.1
                         Assumption of options..............................................        267.2
                                                                                               ----------
                                   Total equity consideration...............................      2,699.3
                         Direct transaction costs and expenses..............................          8.2
                                                                                               ----------
                                   Total purchase cost......................................   $  2,707.5
                                                                                               ==========

        The purchase price allocation was as follows (in millions):

                       Tangible net assets acquired.........................................    $    253.2
                       Intangible assets acquired:
                         Developed technology:
                            Telecommunications..............................................         115.1
                            Flex Products...................................................          92.2
                            Applied Photonics...............................................           1.0
                            Information Industries..........................................          23.9
                            Proprietary know-how............................................         161.9
                            Trademark and tradename.........................................          38.5
                            Assembled workforce.............................................          14.3
                       In-process research and development..................................          84.1
                       Goodwill.............................................................       1,927.4
                       Deferred tax liabilities.............................................          (4.1)
                                                                                                ----------
                                 Total purchase price allocation............................    $  2,707.5
                                                                                                ==========

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

        A portion of the purchase price has been allocated to developed technology and IPRD. Developed technology and IPRD were identified and valued through extensive interviews, analysis of data provided by OCLI concerning developmental products, their stage of development, the time and resources needed to complete them, and, if applicable, their expected income generating ability, target markets and associated risks. The Income Approach, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the developed technology and IPRD.

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

        In valuing the IPRD, the Company considered, among other factors, the importance of each project to the overall development plan, projected incremental cash flows from the projects when completed and any associated risks. The projected incremental cash flows were discounted back to their present value using discount rates ranging from 18% to 25%. Discount rates were determined after consideration of OCLI's weighted average cost of capital and the weighted average return on assets. Associated risks include the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility, anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets.

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

        The acquired proprietary know-how represents OCLI trade secrets and patents developed through years of experience designing and manufacturing thin film products. This know-how enables OCLI to develop new and improve existing thin film products, processes and manufacturing equipment, thereby providing OCLI with a distinct advantage over its competitors and a reputation for technological superiority in the industry. The Company is amortizing the proprietary know-how of approximately $161.9 million on a straight-line basis over an average estimated remaining useful life of 10.4 years

        The trademarks and trade names include the OCLI trademark and trade name as well as all branded OCLI products such as GlareGuard(R) and processes such as MetaMode(R). The Company is amortizing the trademark and trade names of approximately $38.5 million on a straight-line basis over an estimated remaining useful life of 10 years.

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

Integrierte Optik GmbH & Co. KG

        In January 2000, the Company acquired the remaining 49% minority interest in Integrierte Optik GmbH & Co. KG ("IOT"), a joint venture of JDS Uniphase and the Schott Group, for $12.6 million in cash in a transaction accounted for as a purchase. Prior to the transaction, IOT's balance sheet and results of operations were consolidated with the Company, with appropriate adjustments to reflect minority interest of 49%. As a result of the transaction, the Company's ownership interest increased to 100% and the minority interest adjustments have been discontinued. IOT manufactures passive optical splitters for fiberoptic network applications in cable plants and transmission networks. The purchase price allocation included tangible net assets of $2.9 million and intangible assets (including goodwill) of $9.7 million that are being amortized over a five-year period.

Oprel Technologies, Inc.

        In December 1999, the Company acquired Oprel Technologies, Inc. ("OPREL"), a developer of optical amplifiers, test equipment and optoelectronic packaging, located in Nepean, Ontario. The transaction was accounted for as a purchase and accordingly, the accompanying financial statements include the results of operations of OPREL subsequent to the acquisition date. The Company paid $9.3 million in cash and issued a total of 190,916 Exchangeable shares of its subsidiary, JDS Uniphase Canada Ltd., each of which is exchangeable for one share of common stock. The total purchase cost was $27.7 million. The purchase price allocation included net tangible assets of $1.4 million and intangible assets (including goodwill) of $26.3 million that are expected to be amortized over a five-year period.

SIFAM Limited

        In December 1999, the Company acquired SIFAM Limited ("SIFAM"), a supplier of fused components for fiberoptic telecommunications networks, which is based in the United Kingdom, for $97.6 million in cash. SIFAM products, which include couplers, wavelength division multiplexers and gain flattening filters, are used for advanced applications in optical amplifiers and network monitoring. The transaction was accounted for as a purchase and accordingly, the accompanying financial statements include the results of operations of SIFAM subsequent to the acquisition date.

        The allocation of the purchase price is as follows (in millions):

                        Tangible net assets acquired.........................................    $    4.3
                        Intangible assets acquired:
                          Developed technology...............................................        27.0
                          Trade secrets and patents..........................................         6.1
                          Assembled workforce................................................         0.6
                        Goodwill.............................................................        70.1
                        In-process research and development..................................         3.0
                        Deferred tax liabilities.............................................       (13.5)
                                                                                                 --------
                                  Total purchase price allocation............................    $   97.6
                                                                                                 ========

        Tangible net assets acquired includes cash, accounts receivable, inventories and fixed assets. Liabilities assumed principally include accounts payable, accrued compensation and accrued expenses. Goodwill and intangible assets acquired are each being amortized on a straight-line basis over estimated useful lives ranging from three to five years.

        A portion of the purchase price has been allocated to developed technology and IPRD. Developed technology and IPRD were identified and valued through extensive interviews, analysis of data provided by SIFAM concerning developmental products, their stage of development, the time and resources needed to complete them, and, if applicable, their expected income generating ability, target markets and associated risks. The Income Approach, which includes an analysis of the markets, cash flows, and risks associated with achieving such cash flows, was the primary technique utilized in valuing the developed technology and IPRD.

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

        In valuing the IPRD, the Company considered, among other factors, the importance of each project to the overall development plan projected incremental cash flows from the projects when completed and any associated risks. The projected incremental cash flows were discounted back to their present value using discount rates ranging from 14% to 18%. Discount rates were determined after consideration of SIFAM's weighted average cost of capital and the weighted average return on assets. Associated risks include the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility, anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets.

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

        The total purchase cost of EPITAXX is as follows (in millions):

                         Value of securities issued.........................................    $  429.5
                         Assumption of options..............................................        61.9
                                                                                                --------
                         Total equity consideration.........................................       491.4
                         Cash paid to seller................................................         9.3
                         Direct transaction costs and expenses..............................         1.0
                                                                                                --------
                                   Total purchase cost......................................    $  501.7
                                                                                                ========

        The allocation of the purchase price is as follows (in millions):

                        Tangible net assets acquired.........................................    $   14.2
                        Intangible assets acquired:
                          Developed technology...............................................        63.4
                          Trademark and tradename............................................         5.4
                          Assembled workforce................................................         2.9
                        Goodwill.............................................................       397.9
                        In-process research and development..................................        16.7
                        Deferred tax liabilities.............................................         1.2
                                                                                                 --------
                                  Total purchase price allocation............................    $  501.7
                                                                                                 ========

        Tangible net assets acquired includes cash, accounts receivable, inventories and fixed assets. Liabilities assumed principally include accounts payable, accrued compensation, accrued expenses, and Industrial Revenue Bonds. Goodwill and intangible assets acquired are each being amortized on a straight-line basis over estimated useful lives ranging from four to seven years.

        A portion of the purchase price has been allocated to developed technology and IPRD. Developed technology and IPRD were identified and valued through extensive interviews, analysis of data provided by EPITAXX concerning developmental products, their stage of development, the time and resources needed to complete them, and, if applicable, their expected income generating ability, target markets and associated risks. The Income Approach, which includes an analysis of the markets, cash flows, and risks associated with achieving such cash flows, was the primary technique utilized in valuing the developed technology and IPRD.

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

        In valuing the IPRD, the Company considered, among other factors, the importance of each project to the overall development plan projected incremental cash flows from the projects when completed and any associated risks. The projected incremental cash flows were discounted back to their present value using discount rates ranging from 12% to 18%. Discount rates were determined after consideration of EPITAXX's weighted average cost of capital and the weighted average return on assets. Associated risks include the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility, anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets.

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

Ramar Corporation

        In October 1999, the Company acquired Ramar Corporation ("Ramar") of Northborough, Massachusetts for $1.0 million in cash and convertible debt as described below, in a transaction accounted for as a purchase and accordingly, the accompanying financial statements include the results of operations of Ramar subsequent to the acquisition date. Ramar designs, develops and manufactures lithium-niobate products for telecommunications applications. The convertible debt is composed of $3.5 million in demand obligations and two performance-based instruments totaling $1.0 million that become due upon achieving certain milestones over the ensuing 12 to 24 months. The convertible debt bears interest at 5.54% per annum and the principal can be exchanged for newly issued shares of common stock at a price of $27.961 per share. The total purchase cost was $4.5 million. The purchase price allocation included net tangible assets of $0.2 million and intangible assets (including goodwill) of $4.3 million (net of deferred tax) that are being amortized over a five year period. Convertible debt of $3.5 million is included in other current liabilities.

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

JDS FITEL

        Effective June 30, 1999, the Company combined its operations with JDS FITEL Inc. of Ottawa, Canada in a transaction accounted for as a purchase. Accordingly, the accompanying financial statements include the results of operations of JDS FITEL subsequent to the acquisition date. JDS FITEL primarily manufactures passive products that include components and modules that route and guide optical signals transmitted through a fiberoptic network. The total purchase price of $3,496.7 million includes the issuance of common shares or Exchangeable Shares of JDS Uniphase Canada Ltd. for all of the outstanding JDS FITEL common shares based on the outstanding JDS FITEL common shares on June 30, 1999, the exchange ratio of 2.0342 of a JDS Uniphase share of common stock or
2.0342 of an Exchangeable Share of JDS Uniphase Canada Ltd. for each JDS FITEL common share and an average market price per JDS Uniphase common share of $20.428 per share. The average market price per JDS Uniphase common share is based on the average closing price for a range of trading days (January 22 through February 4, 1999) around the announcement date (January 28,

1999) of the merger. In addition, JDS Uniphase issued options to purchase 26.4 million JDS Uniphase common shares in exchange for outstanding JDS FITEL options with the number of shares and the exercise price appropriately adjusted by the exchange ratio. The value of the options, as well as direct transaction expenses of $12.0 million, have been included as a part of the total purchase cost. In addition, the Company granted options to purchase approximately 27.2 million shares of JDS Uniphase Common Shares to certain former JDS FITEL employees subsequent to the effective date of the merger.

        The total purchase cost of the JDS FITEL merger was as follows (in millions):

                         Value of securities issued.........................................   $  3,263.1
                         Assumption of JDS FITEL options....................................        221.6
                                                                                               ----------
                         Total equity consideration.........................................      3,484.7
                         Direct transaction costs and expenses..............................         12.0
                                                                                               ----------
                         Total purchase cost................................................   $  3,496.7
                                                                                               ==========

        The purchase price was allocated as follows:

                       Tangible net assets acquired.........................................    $    244.8
                       Intangible assets acquired:
                         Developed technology...............................................         490.5
                         Trademark and tradename............................................         348.0
                         Assembled workforce................................................          19.2
                       Goodwill.............................................................       2,501.1
                       In-process research and development..................................         210.4
                       Deferred tax liabilities.............................................        (317.3)
                                                                                                ----------
                                 Total purchase price allocation............................    $  3,496.7
                                                                                                ==========

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

        A portion of the purchase price has been allocated to developed technology and IPRD. Developed technology and IPRD were identified and valued through extensive interviews, analysis of data provided by JDS FITEL concerning developmental products, their stage of development, the time and resources needed to complete them, and, if applicable, their expected income generating ability, target markets and associated risks. The Income Approach, which includes an analysis of the markets, cash flows, and risks associated with achieving such cash flows, was the primary technique utilized in valuing the developed technology and IPRD.

        Where developmental projects had reached technological feasibility, they were classified as developed technology and the value assigned to developed technology was capitalized. Where the developmental projects had not reached technological feasibility and had no future alternative uses, they were classified as IPRD and charged to expense upon closing of the merger. The Company estimates that a total investment of $0.4 million in research and development over the next 3 months will be required to complete the IPRD. The nature of the efforts required to develop the purchased IPRD into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements.

        In valuing the IPRD, JDS Uniphase considered, among other factors, the importance of each project to the overall development plan projected incremental cash flows from the projects when completed and any associated risks. The projected incremental cash flows were discounted back to their present value using a discount rate of 27%. This discount rate was determined after consideration of JDS FITEL's weighted average cost of capital and the weighted average return on assets. Associated risks include the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility, anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets.

        The IPRD relates to sophisticated optical components and modules that manage light transmission through today's most advanced telecommunications systems. The IPRD is comprised of four main categories: (i) Thermo Optic Waveguide Attenuators, (ii) Solid State Switch, (iii) 50 GHz Wavelength Division Multiplexing ("WDM"), and (iv) Erbium Doped Fiber Amplifiers.

Broadband Communication Products, Inc.

        On November 25, 1998, the Company acquired BCP of Melbourne, Florida in a tax-free reorganization that was accounted for as a pooling of interests. BCP manufactures high-speed and high-bandwidth fiber optic products including transmitters, receivers and multiplexers used to extend the reach of fiber optic transmission into metropolitan and local access networks. The Company exchanged
5.8 million shares of JDS Uniphase common stock and reserved 3.3 million shares for BCP options assumed by the Company. Merger related expenses of approximately $6.0 million are included in Merger and other expenses in fiscal 1999. Separate net sales and related net income (loss) amounts of the merged entities are presented in the following table (in millions).

                                                                                                   JUNE 30,
                                                                                            ---------------------
                                                                                              1999         1998
                                                                                            ---------    --------
                                                                                                 (UNAUDITED)
                                                                                                (IN MILLIONS)
                Net Sales:
                  JDS Uniphase through September 30, 1998...............................    $    54.2    $  175.8
                  BCP through September 30, 1998........................................          3.2         9.4
                  JDS Uniphase subsequent to September 30, 1998.........................        225.4          --
                                                                                            ---------    --------
                  Net sales as reported.................................................    $   282.8    $  185.2
                                                                                            =========    ========
                Net loss:
                  JDS Uniphase through September 30, 1998...............................    $     7.6    $  (21.8)
                  BCP through September 30, 1998........................................          0.6         2.2
                  JDS Uniphase subsequent to September 30, 1998.........................       (179.2)         --
                                                                                            ---------    --------
                     Net loss as reported...............................................    $  (171.1)   $  (19.6)
                                                                                            =========    ========

Chassis Engineering, Inc.

        In August 1998, the Company acquired certain assets of Chassis Engineering Inc. ("Chassis") for $70,000 in cash and convertible debt of $2.73 million. Chassis designs, develops, markets and manufactures packaging solutions for fiber optic and other high performance components. The convertible debt is composed of a $1.93 million demand obligation and two performance-based instruments totaling $0.8 million that become due upon achieving certain milestones over the ensuing 9 to 18 months. The convertible debt bears interest at 5.48% and principal can be exchanged for newly issued shares of Uniphase common stock at a price of $6.89 per share. The convertible debt is secured by a letter of credit issued against the Company's unused revolving bank line of credit. In February 1999, the holder tendered the $1.93 million obligation and a performance-based instrument valued at $0.5 million for 359,920 shares of common stock.

Uniphase Netherlands

        On June 9, 1998, the Company acquired 100% of the capital stock of Uniphase Netherlands B.V. (formerly Philips Optoelectronics B.V.) from Philips. UNL designs, develops, manufactures and markets high performance semiconductor lasers, photo diodes and components for telecommunications, CATV, multimedia and printing markets. The total purchase price of $135.4 million consisted of 26.1 million shares of common stock, cash of $100,000 and $4.0 million in related acquisition costs. Philips became the largest stockholder of record at 8.5% of the Company's common stock at the date of closing. In addition, the Company issued 0.1 million shares of Series A Preferred Stock to Philips as contingent consideration and interest thereon worth up to 458 million Dutch Guilders (approximately $220 million). The number of shares of common stock to be issued upon conversion of this preferred stock is tied to unit shipments of certain products by UNL during the four-year period ending June 30, 2002 and the Company's stock price at the date the contingency attributable to the unit shipments is removed. The contingent consideration is not included in the acquisition cost above, but will be recorded at the current fair value as additional purchase price representing additional goodwill when the aggregate unit shipment criteria are met. The additional goodwill will be amortized over its remaining life.

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

        In-process research and development was identified and valued through extensive interviews, analysis of data provided by UNL concerning developmental products, their stage of development, the time and resources needed to complete them, and, if applicable, their expected income generating ability, target markets and associated risks. The Income Approach, which includes an analysis of the markets, cash flows, and risks associated with achieving such cash flows, was the primary technique utilized in valuing purchased research and development project.

        The Company considered, among other factors, the importance of each project to the overall development plan, and the projected incremental cash flows from the projects when completed and any associated risks. The projected incremental cash flows were discounted back to their present value using a discount rate of 27%. This discount rate was determined after consideration of UNL's weighted average cost of capital and the weighted average return on assets. Associated risks include the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility, anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets. Since the acquisition date, some of the acquired in-process research and development projects have been completed and the related products have been released. The third generation in-process research and development projects acquired are still in development. The Company estimates that these projects will be released upon completion through 2002.

        This analysis resulted in a valuation of $33.7 million for acquired in-process research and development that had not reached technological feasibility and did not have alternative future uses. Therefore, in accordance with generally accepted accounting principles, the $33.7 million was expensed. The Company estimates that a total investment of $32.7 million in research and development over the next three years will be required to complete the in-process research and development.

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

        The purchase price was allocated as follows (in millions):

                       Working capital (deficiency) acquired...................................   $   (1.2)
                       Property, plant and equipment...........................................        7.1
                       Assembled work force and customer base..................................        2.9
                       Developed technology....................................................       13.1
                       Goodwill................................................................       81.8
                       Other liabilities.......................................................       (2.0)
                       In-process research and development.....................................       33.7
                                                                                                  --------
                       Total purchase price....................................................   $  135.4
                                                                                                  ========

Uniphase Fiber Components

        On November 26, 1997, the Company acquired 100% of the capital stock of Uniphase Fiber Components Pty Ltd. (formerly INDX Pty Ltd.) and obtained certain licensing rights from Australia Photonics Pty Limited (AP). UFC designs and manufactures fiber optic reflection filters (fiber Bragg gratings) for wavelength division multiplexing (WDM) applications. The total purchase price of $6.9 million included a cash payment of $6.5 million to AP and acquisition expenses of $0.4 million.

        The acquisition has been accounted for as a purchase and accordingly, the accompanying financial statements include the results of operations of UFC subsequent to the acquisition date. The purchase price was allocated to the net assets and the IPRD acquired. The purchased intangible assets are being amortized over the estimated useful life of 5 years.

        IPRD was identified and valued through extensive interviews, analysis of data provided by UFC concerning developmental products, their stage of development, the time and resources needed to complete them, and, if applicable, their expected income generating ability, target markets and associated risks. The Income Approach, which includes an analysis of the markets, cash flows, and risks associated with achieving such cash flows, was the primary technique utilized in valuing purchased research and development project.

        The Company considered, among other factors, the importance of each project to the overall development plan, and the projected incremental cash flows from the projects when completed and any associated risks. The projected incremental cash flows were discounted back to their present value using a discount rate of 20%. This discount rate was determined after consideration of UFC's weighted average cost of capital and the weighted average return on assets. Associated risks include the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility, anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets. Since the acquisition date, some of the acquired in-process research and development projects have been completed and the related products have been released.

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

        The purchase price allocation is as follows (in millions):

                         Working capital (deficiency) acquired...............................    $  (0.1)
                         Property, plant and equipment.......................................        0.3
                         Identified intangibles..............................................        0.2
                         In-process research and development.................................        6.5
                                                                                                 -------
                         Total purchase price................................................    $   6.9
                                                                                                 =======

Unaudited Pro Forma Information

        The following unaudited pro forma summary presents the consolidated results of operations of the Company, excluding the charge for acquired in-process research and development, as if the acquisition of E-TEK, OCLI and JDS FITEL had occurred at the beginning of fiscal 1999 and does not purport to be indicative of what would have occurred had the acquisition been made as of the beginning of fiscal 1999 or of results which may occur in the future. The pro forma 2000 and 1999 results of operations combines the consolidated results of operations of the Company, excluding the charge for acquired in-process research and development attributable to E-TEK, OCLI and JDS FITEL, for the years ended June 30, 2000 and 1999 with the historical results of operations of E-TEK, OCLI, and JDS FITEL for the years ended June 30, 2000 and 1999, April 30, 2000 and 1999, and May 31, 2000 and 1999, respectively. The pro forma 2000 and 1999 results exclude the effect of other acquisitions, as the impact to the results of operations for 2000 and 1999 would not be materially different from those shown below.

                                                                                    YEAR ENDED
                                                                                     JUNE 30,
                                                                            -------------------------
                                                                                2000          1999
                                                                            ------------  -----------
                                                                             (IN MILLIONS, EXCEPT PER
                                                                                    SHARE DATA)
                            Net sales..................................     $   1,900.7   $     966.9
                            Net loss...................................     $  (4,030.3)  $  (4,369.4)
                            Loss per share.............................     $     (4.70)  $     (5.63)

NOTE 10. OPERATING SEGMENTS AND GEOGRAPHIC INFORMATION

        During the first quarter of fiscal 2000, JDS Uniphase changed the structure of its internal organization following the merger with JDS FITEL that became effective on the close business June 30, 1999. Segment information for the prior years has been restated to conform to the current year's presentation.

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

        In fiscal 2000, the operating segments and corporate sales reported to the Chief Operating Officer (COO). Where practicable, the Company allocates Corporate sales, marketing, finance and administration expenses to operating segments, primarily as a percentage of net sales. Certain corporate-level operating expenses (primarily charges originating from purchased intangibles, merger costs and other expenses and acquired-in process research and development expenses) are not allocated to operating segments. In addition, the Company does not allocate income taxes, non-operating income and expenses or specifically identifiable assets to its operating segments.

        Information about reportable segments sales and net income are as follows (in millions):

                                                            YEAR ENDED JUNE 30,
                                                   --------------------------------------
                                                     2000           1999           1998
                                                   --------       --------       --------
Components:
  Shipments .................................      $  961.8       $  169.4       $   83.0
  Intersegment sales ........................         122.6            3.8             --
                                                   --------       --------       --------
  Net sales to external customers ...........      $  839.2       $  165.6       $   83.0
  Operating income ..........................      $  341.0       $   53.2       $   23.8
Modules:
  Shipments .................................      $  429.5       $   62.0       $   34.2
  Intersegment sales ........................           0.3             --             --
                                                   --------       --------       --------
  Net sales to external customers ...........      $  429.2       $   62.0       $   34.2
  Operating income ..........................      $   91.8       $   15.9       $    2.7
Net sales by reportable segments ............      $1,268.4       $  227.6       $  117.2
All other net sales .........................         162.0           55.2           68.0
                                                   --------       --------       --------
Net sales ...................................      $1,430.4       $  282.8       $  185.2
                                                   ========       ========       ========
Operating income by reportable segments .....      $  432.8       $   69.1       $   26.5
All other operating income (loss) ...........           7.6            3.8            7.9
Unallocated amounts:
  Acquisition related charges ...............      (1,257.6)        (232.9)         (45.9)
  Other, net ................................         (47.9)            --             --
  Interest and other income, net ............          35.3            3.6            3.3
                                                   --------       --------       --------
Loss before income taxes ....................      $ (829.8)      $ (156.4)      $   (8.2)
                                                   ========       ========       ========

        JDS Uniphase operates primarily in two geographic regions: North America and Europe. The following table shows sales and other identifiable assets by geographic region (in millions):

                                              YEARS ENDED JUNE 30,
                                    ---------------------------------------
                                      2000           1999           1998
                                    ---------      ---------      ---------
Net sales:
  North America ..............      $ 1,103.7      $   168.5      $   114.7
  Europe .....................          256.8          103.8           18.7
  Rest of World ..............           69.9           10.6           51.8
                                    ---------      ---------      ---------
          Total net sales ....      $ 1,430.4      $   282.8      $   185.2
Identifiable assets:
  North America ..............      $26,141.3      $ 3,994.5      $   239.2
  Europe .....................          194.7           97.1           92.2
  Rest of World ..............           53.1            4.5            1.5
                                    ---------      ---------      ---------
          Total assets .......      $26,389.1      $ 4,096.1      $   332.9
                                    =========      =========      =========

        Net sales are attributed to countries based on the location of customers. Rest of World includes Japan, Australia and Asia. The increase in net sales to North America customers from fiscal 1999 to 2000 is primarily attributable to increased customer demand for high channel count systems to meet increased bandwidth requirements, the inclusion of a full year's sales from JDS FITEL, which sells a higher mix of its products to customers in the U.S. and Canada, as well as acquisitions that were completed in fiscal 2000 (see Note 9). The increase in net sales to Europe was also a result of the increased customer demand as well as acquisitions completed in fiscal 2000 (see Note 9). The decline in net sales to rest of world customers from fiscal 1998 to 1999 is primarily attributable to the disposal of the Ultrapointe product line. Identifiable assets are those assets of the Company that are identified with the operations of the corresponding geographic area. Identified intangible assets and goodwill of $22,337.8 million are included in domestic assets.

        During fiscal 2000, two customers, Lucent Technologies, Inc and Nortel Networks Corp, and their affiliates accounted for 21% and 15% of consolidated net sales, respectively. During fiscal 1999, none of the Company's customers exceeded 10% of consolidated net sales, whereas two customers, KLA-Tencor Corporation and Ciena Corporation, accounted for 11% and 11% of the Company's consolidated net sales during fiscal 1998.

NOTE 11. SUPPLEMENTAL CASH FLOW INFORMATION

        The consolidated statement of cash flows for fiscal 2000, excludes non cash operating and investing activities of $1,044.2 million and $21,234.5 million, respectively, in connection with the Company's acquisitions in fiscal 2000, of which the most significant were E-TEK and OCLI. During fiscal 2000, the Company assumed $106.3 million of debt from the acquisitions of E-TEK, OCLI, and EPITAXX, of which $45.1 million has been prepaid during the year (see Note 2). The consolidated statement of cash flows for fiscal

1999 excludes non cash operating and investing activities of $184.8 million and $3.5 billion respectively, in connection with Uniphase's merger with JDS, FITEL Inc., whereas the consolidated statement of cash flows for fiscal 1998 excludes noncash investing activities of $131.3 million in common stock issued to Philips. Net cash provided by operating activities reflects cash payments for interest and income taxes as follows (in millions):

                                            YEARS ENDED JUNE 30,
                                    ---------------------------------
                                       2000         1999         1998
                                    -------      -------      -------
Cash payments for:
  Interest ...................      $   3.4      $    --      $   0.1
  Income taxes ...............      $  67.9      $   9.3      $   2.3

NOTE 12. UNAUDITED QUARTERLY RESULTS

        The following table contains selected unaudited consolidated statement of operations data for each quarter of fiscal years 2000 and 1999.

                                                             SEPT. 30,      DEC. 31,       MAR. 31,       JUNE 30,        SEPT. 30,
                                                               1998           1998           1999           1999            1999
                                                             --------       --------       --------       --------        --------
                                                                             (IN MILLIONS, EXCEPT PER SHARE DATA)
Net sales .............................................      $   57.4       $   63.8       $   74.5       $   87.1           230.1
Cost of sales .........................................          28.9           33.5           36.3           40.0           125.2
  Gross profit ........................................          28.5           30.3           38.2           47.1           104.9
Operating expenses:
  Research and development ............................           5.6            5.8            7.3            8.3            17.2
  Selling, general, and administrative ................           7.1            8.4            9.1           12.8            27.9
  Amortization of purchased intangibles ...............           3.9            4.0            3.9            3.9           172.9
  Acquired in-process research and development ........            --             --             --          210.4              --
  Other operating expenses ............................            --            6.3            0.5             --              --
                                                             --------       --------       --------       --------        --------
Total operating expenses ..............................          16.6           24.5           20.8          235.4           218.0
Income (loss) from operations .........................          11.9            5.8           17.4         (188.3)         (113.1)
Interest and other income, net ........................           0.9            0.8            0.9            1.0             5.5
                                                             --------       --------       --------       --------        --------
Income (loss) before income taxes .....................          12.8            6.6           18.3         (187.3)         (107.6)
Income tax expense ....................................           4.7            4.2            5.5            7.0             6.3
                                                             --------       --------       --------       --------        --------
Net income (loss) .....................................      $    8.1       $    2.4       $   12.8       $ (194.3)       $ (113.9)
                                                             ========       ========       ========       ========        ========
Earnings (loss) per share(1):
  Basic ...............................................      $   0.03       $   0.01       $   0.04       $  (0.60)       $  (0.17)
  Diluted .............................................      $   0.02       $   0.00       $   0.04       $  (0.60)       $  (0.17)
Number of weighted average shares outstanding(1):
  Basic ...............................................         312.9          316.2          320.3          323.6           673.9
  Diluted .............................................         338.1          338.1          347.2          323.6           673.9
Net sales .............................................         100.0%         100.0%         100.0%         100.0%          100.0%
Cost of sales .........................................          50.3%          52.5%          48.7%          45.9%           54.4%
                                                             --------       --------       --------       --------        --------
  Gross profit ........................................          49.7%          47.5%          51.3%          54.1%           45.6%
Operating expenses:
  Research and development ............................           9.8%           9.1%           9.8%           9.5%            7.5%
  Selling, general, and administrative ................          12.4%          13.2%          12.2%          14.7%           12.1%
  Amortization of purchased intangibles ...............           6.8%           6.3%           5.2%           4.5%           75.1%
  Acquired in-process research and development ........            --             --             --          241.6%            0.0%
  Other operating expenses ............................            --            9.9%           0.7%            --             0.0%
                                                             --------       --------       --------       --------        --------
         Total operating expenses .....................          28.9%          38.4%          27.9%         270.3%           94.7%
Income (loss) from operations .........................          20.7%           9.1%          23.4%        (216.1)%         (49.2)%
Interest and other income, net ........................           1.6%           1.3%           1.2%           1.1%            2.4%
                                                             --------       --------       --------       --------        --------
  Income (loss) before income taxes ...................          22.3%          10.3%          24.6%        (215.0)%         (46.8)%
Income tax expense ....................................           8.2%           6.6%           7.4%           8.0%            2.7%
                                                             --------       --------       --------       --------        --------
Net income (loss) .....................................          14.1%           3.8%          17.2%        (223.1)%         (49.5)%
                                                             ========       ========       ========       ========        ========

                                                               DEC. 31,        MAR. 31,        JUNE 30,
                                                                 1999            2000            2000
                                                               --------        --------        --------
                                                                 (IN MILLIONS, EXCEPT PER SHARE DATA)
Net sales .............................................        $  281.7        $  394.6        $  524.0
Cost of sales .........................................           139.2           202.1           285.2
  Gross profit ........................................           142.5           192.5           238.8
Operating expenses:
  Research and development ............................            21.6            33.3            41.2
  Selling, general, and administrative ................            33.8            49.1            62.1
  Amortization of purchased intangibles ...............           185.1           249.6           289.3
  Acquired in-process research and development ........            19.7            84.1           256.9
  Other operating expenses ............................              --              --              --
                                                               --------        --------        --------
Total operating expenses ..............................           260.2           416.1           649.5
Income (loss) from operations .........................          (117.7)         (223.6)         (410.7)
Interest and other income, net ........................            10.7            10.0             9.1
                                                               --------        --------        --------
Income (loss) before income taxes .....................          (107.0)         (213.6)         (401.6)
Income tax expense ....................................            24.2            27.3            17.2
                                                               --------        --------        --------
Net income (loss) .....................................        $ (131.2)       $ (240.9)       $ (418.8)
                                                               ========        ========        ========
Earnings (loss) per share(1):
  Basic ...............................................        $  (0.19)       $  (0.32)       $  (0.54)
  Diluted .............................................        $  (0.19)       $  (0.32)       $  (0.54)
Number of weighted average shares outstanding(1):
  Basic ...............................................           690.5           747.6           782.0
  Diluted .............................................           690.5           747.6           782.0
Net sales .............................................           100.0%          100.0%          100.0%
Cost of sales .........................................            49.4%           51.2%           54.4%
                                                               --------        --------        --------
  Gross profit ........................................            50.6%           48.8%           45.6%
Operating expenses:
  Research and development ............................             7.7%            8.4%            7.9%
  Selling, general, and administrative ................            12.0%           12.4%           11.9%
  Amortization of purchased intangibles ...............            65.7%           63.3%           55.2%
  Acquired in-process research and development ........             7.0%           21.3%           49.0%
  Other operating expenses ............................             0.0%            0.0%            0.0%
                                                               --------        --------        --------
         Total operating expenses .....................            92.4%          105.4%          124.0%
Income (loss) from operations .........................           (41.8)%         (56.7)%         (78.4)%
Interest and other income, net ........................             3.8%            2.5%            1.7%
                                                               --------        --------        --------
  Income (loss) before income taxes ...................           (38.0)%         (54.1)%         (76.6)%
Income tax expense ....................................             8.6%            6.9%            3.3%
                                                               --------        --------        --------
Net income (loss) .....................................           (46.6)%         (61.0)%         (79.9)%
                                                               ========        ========        ========

----------

(1) Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per common share information may not equal the annual loss per common share. All share and per share information has been retroactively restated to reflect the two-for-one stock splits effective December 22, 1999 and March 2, 2000.

NOTE 13. SUBSEQUENT EVENTS

        On July 10, 2000, the Company signed a definitive agreement to merge with SDL, in a transaction valued at approximately $41.0 billion. The merger agreement provides for the exchange of 3.8 shares of JDS Uniphase common stock for each common share of SDL. Completion of the transaction is subject to customary closing conditions, including the approval of stockholders of both companies and regulatory approvals. Following completion of the transaction, SDL will operate as a wholly-owned subsidiary of JDS Uniphase. SDL designs, manufactures and sells semiconductor lasers, laser-based systems, and fiber optic related solutions.

        In August 2000, the Company entered into several agreements to lease property and improvements located in Melbourne, Florida and Research Triangle Park, North Carolina. The Melbourne facility, when construction is complete, will comprise two buildings, 200,000 square feet, and will provide space for office and assembly and light manufacturing. The underlying 20 acre parcel, is controlled by a long-term ground lease. The Research Triangle Park facility, when tenants improvements are complete, will provide approximately 151,000 square feet space for manufacturing and office on approximately 110 acres.

        The lease term for these facilities is five years beginning August 2000, with an option to extend the lease term for two successive periods of one year each. The total approximate minimum lease payments for these facilities for the next five years will be $20.5 million. The Company has an option to purchase the property (land or ground lease interest) and improvements for $59.6 million or, at the end of the lease, to arrange for the sale of the property to a third party with the Company retaining an obligation to the owner for the difference between the sales price and the guaranteed residual value of $50.2 million if the sales price is less than this amount, subject to certain provisions of the lease.

        As part of the above lease transactions, the Company will restrict approximately $60.0 million of its investment securities as collateral for specified obligations of the lessors under the leases. These investment securities are restricted as to withdrawal and are managed by a third party subject to certain limitations under the Company's investment policy. In addition, the Company must maintain a minimum consolidated tangible net worth, as defined, of $500.0 million.

        In September 2000, the Company acquired Epion Corporation ("Epion") of Billerica, Massachusetts. Epion is a developer of gas cluster ion beam ("GCIB") technology and a manufacturer of pulsed laser deposition ("PLD") equipment. The transaction was accounted for as a purchase and accordingly, the accompanying financial statements include the results of operations of Epion subsequent to the acquisition date. The total purchase price of $95.3 million included consideration of 0.8 million shares of JDS Uniphase common stock, the issuance of options to purchase an additional 91,862 shares of JDS Uniphase common stock valued at $8.2 million in exchange for Epion options and direct transaction costs of $0.3 million. The purchase price allocation included net tangible assets of $11.0 million, acquired in-process research and development of $8.9 million, purchased intangibles of $14.6 million (including $3.7 million related to deferred compensation on unvested options) and goodwill of $60.8 million that are expected to be amortized over a period of three to five years. The purchase price allocation is preliminary and is dependant upon the Company's final analysis, which it expects to complete during the second quarter of fiscal 2001. Subject to the completion of certain milestones, the merger agreement also provides for the issuance of additional shares of common stock, valued at approximately $150.0 million, with the final milestone payment scheduled to be paid on or prior to January 31, 2003.


NOTE 14. SUBSEQUENT EVENTS (UNAUDITED)

         On January 31, 2001, the Company acquired Optical Process Automation Corp. ("OPA") in a transaction accounted for as a purchase. The Company issued
3.0 million shares of common stock for all of the outstanding stock, common and preferred, of OPA valued at approximately $130.2 million and assumed the outstanding stock options of OPA, which had an estimated value of approximately $36.7 million. Subject to the completion of certain milestones, the purchase agreement also provides for the issuance of additional shares of common stock, valued at approximately $250.0 million, with the final milestone payment scheduled to be paid on or prior to January 31, 2004.

         On February 13, 2001, the Company completed its acquisition of SDL. As consideration for the transaction, each outstanding share of SDL was exchanged for 3.8 shares of the Company's common stock. The total purchase price is estimated at approximately $41.0 billion, based on the average market value of the Company's common stock for a range of trading days (June 30, 2000 through July 14, 2000) around the announcement of the merger. SDL designs, manufactures and sells semiconductor lasers, laser-based subsystems and fiber optic related solutions. This transaction will be accounted for as a purchase with goodwill of approximately $37.4 billion, which is expected to be amortized over its estimated useful life of five years.

         On February 13, 2001, the Company completed the sale of its Zurich, Switzerland subsidiary to Nortel Networks ("Nortel") for 65.7 million shares of Nortel common stock valued at $2.1 billion, as well as up to an additional $500 million in Nortel common stock payable to the extent Nortel purchases do not meet certain levels under new and existing programs through December 31, 2003. The Company expects to record a gain estimated at $1.9 billion in the quarter ended March 31, 2001.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

        The information regarding directors and executive officers required by
Item 10 is included in the Company's Definitive Proxy Statement filed on October 26, 2000 in connection with the Annual Stockholders' Meeting held on December 13, 2000 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this Item is included in the Executive Compensation and Related Information sections of the Company's Definitive Proxy Statement filed on October 26, 2000 in connection with the Annual Stockholders' Meeting held on December 13, 2000 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item is included in the Security Ownership of Certain Beneficial Owners and Management section of the Company's Definitive Proxy Statement filed on October 26, 2000 in connection with the Annual Stockholders' Meeting held on December 13, 2000 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item is included in the Compensation Committee Interlocks and Insider Participation and Certain Transactions sections of the Company's Definitive Proxy Statement filed on October 26, 2000 in connection with the Annual Stockholders' Meeting held on December 13, 2000 and is incorporated herein by reference.

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

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

        Report of Ernst & Young LLP, Independent Auditors

        Consolidated Statements of Operations -- Years ended June 30, 2000, 1999 and 1998

        Consolidated Balance Sheets -- June 30, 2000 and 1999

        Consolidated Statements of Stockholders' Equity -- Years ended June 30, 2000, 1999 and 1998

        Consolidated Statements of Cash Flows -- Years ended June 30, 2000, 1999 and 1998

        Notes to Consolidated Financial Statements

(a)(2) FINANCIAL STATEMENT SCHEDULES

        The following financial statement schedule is filed as part of this current report. All other financial statement schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Company's consolidated financial statements set forth in this Annual Report on Form 10-K/A and the note thereto.

                            JDS UNIPHASE CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                           BALANCE AT    CHARGED TO   CHARGED TO                 BALANCE AT
                                                          BEGINNING OF    COSTS AND      OTHER                     END OF
        DESCRIPTION                                          PERIOD       EXPENSES    ACCOUNTS(2)  DEDUCTION(1)    PERIOD
        -----------                                       ------------   ----------   -----------  ------------  ----------
                                                                                     (IN MILLIONS)
        Year ended June 30, 2000:
          Allowance for doubtful accounts..............       $ 1.1        $ 0.8        $ 6.3         $  --        $ 8.2
        Year ended June 30, 1999:
          Allowance for doubtful accounts..............       $ 0.8        $ 0.3        $ 0.5         $ 0.5        $ 1.1
        Year ended June 30, 1998:
          Allowance for doubtful accounts..............       $ 1.9        $ 0.4        $ 0.4         $ 1.9        $ 0.8

----------

(1)     Charges for uncollectible accounts, net of recoveries.

(2) Allowance assumed through the merger with OCLI, E-TEK, and Epitaxx in fiscal 2000, JDS FITEL in fiscal 1999, and the acquisitions of UNL and UFC in fiscal 1998.

(a)(3) EXHIBITS

                            JDS UNIPHASE CORPORATION

              ANNUAL REPORT FOR THE FISCAL YEAR ENDED JUNE 30, 2000

     EXHIBIT
      NUMBER                                                   EXHIBIT DESCRIPTION
     -------                                                   -------------------
      3.1         Restated Certificate of Incorporation.

      3.2(1)      Certificate of Designation.

      3.3(2)      Certificate of Designation.

      3.4(3)      Certificate of Designation.

      3.5         Bylaws of the Company, as amended.

      4.1(4)      Fourth Amended and Restated Rights Agreement.

      4.2(5)      Exchangeable Share Provisions attaching to the exchangeable shares of JDS Uniphase Canada Ltd. (formerly
                  3506967 Canada Inc.).

      4.3(6)      Voting and Exchange Trust Agreement dated as of July 6, 1999 between the Company, JDS Uniphase Canada Ltd. and
                  CIBC Mellon Trust Company.

      4.4(6)      Exchangeable Share Support Agreement dated as of July 6, 1999 between the Company, JDS Uniphase Canada Ltd. and
                  JDS Uniphase Nova Scotia Company.

      4.5(6)      JDS Uniphase Canada Ltd. Rights Agreement dated as of June 30, 1999 between the JDS Uniphase Canada Ltd. and
                  CIBC Mellon Trust Company.

      4.6(6)      Registration Rights Agreement dated as of July 6, 1999 between the Company, JDS Uniphase Canada Ltd. and The
                  Furukawa Electric Co., Ltd.

     10.1(7)      Amended and Restated 1993 Flexible Stock Incentive Plan.

     10.2(8)      Stockholder Agreement dated as of June 9, 1998, by and between Uniphase Corporation, and Koninklijke Philips
                  Electronics N.V.

     10.3(8)      Series A Preferred Conversion and Redemption Agreement dated as of June 9, 1998, by and between Uniphase
                  Corporation and Koninklijke Philips Electronics N.V.

     10.4         1998 Employee Stock Purchase Plan, as amended.

     10.5(6)      Support Agreement dated as of April 29, 1999, by and among Uniphase Corporation, 3506967 Canada Inc., The
                  Furukawa Electric Company, Ltd., and JDS FITEL Inc.

     10.6(9)      Employment Agreement for Russ Johnson.

     10.7(9)      Employment Agreement for Frederick Leonberger.

     10.8(9)      Employment Agreement for Dan E. Pettit.

     10.9(9)      Employment Agreement for Anthony R. Muller.

     10.10(9)     Employment Agreement for Kevin N. Kalkhoven.

     10.11(10)    Retention and Change of Control Agreement for Jozef Straus, Ph.D.

     10.12(10)    Retention and Change of Control Agreement for M. Zita Cobb.

     10.13(10)    First Amendment to Employment Agreement for Kevin Kalkhoven.

     10.14        Amended and restated 1999 Canadian Employee Stock Purchase Plan

     21.1(10)     Subsidiaries of the Company.

     23.1         Consent of Ernst &Young LLP, Independent auditors.

     24.1(10)     Powers of Attorney.

     27.1(10)     Financial Data Schedule for the year ended June 30, 2000.

------------

(1) Incorporated by reference to exhibit 3.(i)(d) to the Company's Report of Form 10-K filed September 28, 1998.

(2) Incorporated by reference to exhibit 4.1 to the Company's Registration Statement on Form S-3 filed July 14, 1999.

(3) Incorporated by reference to exhibit 10.3 to the Company's current Report on Form 8-K filed June 24, 1998.

(4) Incorporated by reference to the Company's Registration Statement on Form 8-A 12G/A filed on February 13, 2001.

(5)     Incorporated by reference to the Company's Definitive Proxy Statement on
        Schedule 14A filed on June 2, 1999.

(6) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the period ending June 30, 1999.

(7) Incorporated by reference to exhibits filed with the Company's registration statement on form S-8, file number 33-31722 filed with the Securities and Exchange Commission on February 27, 1996.

(8) Incorporated by reference to the exhibit to the Company's Current Report on Form 8-K filed June 24, 1998.

(9) Incorporated by reference to the exhibit filed with the Company's quarterly report on Form 10-Q for the period ended September 30, 1999.

(10) Incorporated by reference to exhibits 10.11, 10.12, 10.13, 21.1, 24.1, and 27.1 to the Company's Annual Report on Form 10-K filed on September 28, 2000.


(b)     REPORTS ON FORM 8-K

        The Company filed two reports on Form 8-K/A during the fourth quarter ended June 30, 2000. Information regarding the items reported on is as follows:

DATE                                                                        ITEM REPORTED ON
----                                                                        ----------------
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

Date: February 13, 2001              JDS UNIPHASE CORPORATION
                                     By: /s/ ANTHONY R. MULLER
                                         ---------------------------------------
                                     Anthony R. Muller
                                     Executive Vice President and CFO

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                                             TITLE                                    DATE
          ---------                                             -----                                    ----

/s/ JOZEF STRAUS, PH.D*                     Co-Chairman and Chief Executive                      February 13, 2001
------------------------------------        Officer (Principal Executive Officer)                -----------------
  Jozef Straus, Ph. D

                                            Co-Chairman and President of the                     February 13, 2001
------------------------------------        Actives Group                                        -----------------
Donald R. Scifres, Ph.D.

                                            President and Chief Operating Officer                February 13, 2001
------------------------------------                                                             -----------------
Charles J. Abbe

/s/ ANTHONY R. MULLER                       Executive Vice President,                            February 13, 2001
------------------------------------        Chief Financial Officer and Secretary                -----------------
  Anthony R. Muller                         (Principal Financial and Accounting Officer)



/s/ MARTIN A. KAPLAN*                       Co-Chairman                                          February 13, 2001
------------------------------------                                                             -----------------
  Martin A. Kaplan


/s/ BRUCE D. DAY*                           Director                                             February 13, 2001
------------------------------------                                                             -----------------
  Bruce D. Day


/s/ ROBERT E. ENOS*                         Director                                             February 13, 2001
------------------------------------                                                             -----------------
  Robert E. Enos


/s/ JOHN A. MacNAUGTON*                     Director                                             February 13, 2001
------------------------------------                                                             -----------------
 John A. MacNaughton


/s/ WILSON SIBBETT, PH.D*                   Director                                             February 13, 2001
------------------------------------                                                             -----------------
  Wilson Sibbett, Ph.D.


/s/ CASIMIR S. SKRZYPCZAK*                  Director                                             February 13, 2001
------------------------------------                                                             -----------------
  Casimir S. Skrzypczak


/s/ PETER A. GUGLIELMI*                     Director                                             February 13, 2001
------------------------------------                                                             -----------------
  Peter A. Guglielmi


/s/ WILLIAM J. SINCLAIR*                    Director                                             February 13, 2001
------------------------------------                                                             -----------------
  William J. Sinclair


/s/ DONALD J. LISTWIN*                      Director                                             February 13, 2001
------------------------------------                                                             -----------------
  Donald J. Listwin


*By: /s/ Anthony R. Muller
------------------------------------
   Anthony R. Muller
   Attorney-in-fact

                                 EXHIBIT INDEX

     EXHIBIT
      NUMBER                                                  EXHIBIT DESCRIPTION
     -------                                                  -------------------
      3.1        Restated Certificate of Incorporation.

      3.2(1)     Certificate of Designation.

      3.3(2)     Certificate of Designation.

      3.4(3)     Certificate of Designation.

      3.5        Bylaws of the Company, as amended.

      4.1(4)     Fourth Amended and Restated Rights Agreement.

      4.2(5)     Exchangeable Share Provisions attaching to the exchangeable shares of JDS Uniphase Canada Ltd. (formerly
                 3506967 Canada Inc.).

      4.3(6)     Voting and Exchange Trust Agreement dated as of July 6, 1999 between the Company, JDS Uniphase Canada Ltd. and
                 CIBC Mellon Trust Company.

      4.4(6)     Exchangeable Share Support Agreement dated as of July 6, 1999 between the Company, JDS Uniphase Canada Ltd. and
                 JDS Uniphase Nova Scotia Company.

      4.5(6)     JDS Uniphase Canada Ltd. Rights Agreement dated as of June 30, 1999 between the JDS Uniphase Canada Ltd. and
                 CIBC Mellon Trust Company.

      4.6(6)     Registration Rights Agreement dated as of July 6, 1999 between the Company, JDS Uniphase Canada Ltd. and The
                 Furukawa Electric Co., Ltd.

     10.1(7)     Amended and Restated 1993 Flexible Stock Incentive Plan.

     10.2(8)     Stockholder Agreement dated as of June 9, 1998, by and between Uniphase Corporation, and Koninklijke Philips
                 Electronics N.V.

     10.3(8)     Series A Preferred Conversion and Redemption Agreement dated as of June 9, 1998, by and between Uniphase
                 Corporation and Koninklijke Philips Electronics N.V.

     10.4        1998 Employee Stock Purchase Plan, as amended.

     10.5(6)     Support Agreement dated as of April 29, 1999, by and among Uniphase Corporation, 3506967 Canada Inc., The
                 Furukawa Electric Company, Ltd., and JDS FITEL Inc.

     10.6(9)     Employment Agreement for Russ Johnson.

     10.7(9)     Employment Agreement for Frederick Leonberger.

     10.8(9)     Employment Agreement for Dan E. Pettit.

     10.9(9)     Employment Agreement for Anthony R. Muller.

     10.10(9)    Employment Agreement for Kevin N. Kalkhoven.

     10.11(10)   Retention and Change of Control Agreement for Jozef Straus, Ph.D.

     10.12(10)   Retention and Change of Control Agreement for M. Zita Cobb.

     10.13(10)   First Amendment to Employment Agreement for Kevin Kalkhoven.

     10.14       Amended and restated 1999 Canadian Employee Stock Purchase Plan

     21.1(10)    Subsidiaries of the Company.

     23.1        Consent of Ernst &Young LLP, Independent auditors.

     24.1(10)    Powers of Attorney.

     27.1(10)    Financial Data Schedule for the year ended June 30, 2000.

------------

(1) Incorporated by reference to exhibits 3.(i)(d) to the Company's Report of Form 10-K filed September 28, 1998.

(2) Incorporated by reference to exhibits 4.1 to the Company's Registration Statement on Form S-3 filed July 14, 1999.

(3) Incorporated by reference to exhibit 10.3 to the Company's current Report on Form 8-K filed June 24, 1998.

(4) Incorporated by reference to the Company's Registration Statement on Form 8-A 12G/A filed on February 13, 2001.

(5)     Incorporated by reference to the Company's Definitive Proxy Statement on
        Schedule 14A filed on June 2, 1999.

(6) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the period ending June 30, 1999.

(7) Incorporated by reference to exhibits filed with the Company's registration statement on form S-8, file number 33-31722 filed with the Securities and Exchange Commission on February 27, 1996.

(8) Incorporated by reference to the exhibit to the Company's Current Report on Form 8-K filed June 24, 1998.

(9) Incorporated by reference to the exhibit filed with the Company's quarterly report on Form 10-Q for the period ended September 30, 1999.

(10) Incorporated by reference to exhibits 10.11, 10.12, 10.13, 21.1, 24.1, and 27.1 to the Company's Annual Report on Form 10-K filed on September 28, 2000.