Form 10-Q
period 2000-12-30
JDS UNIPHASE CORP /CA/
filed 2001-02-13
CIK 912093

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     December 30, 2000
                               ------------------------

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________


Commission file number   0-22874
                      -------------

                            JDS Uniphase Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                       94-2579683
---------------------------------------------               -------------------
(State or other jurisdiction of incorporation                (I.R.S. Employer
               or organization)                             Identification No.)

            210 Baypointe Parkway
                San Jose, CA                                       95134
---------------------------------------------               -------------------
(Address of principal executive offices)                         (Zip Code)

                                 (408) 434-1800
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year
                          if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---
Number of shares of Common Stock outstanding as of the latest practicable date, January 31, 2001 972,136,594, including 173,108,010 Exchangeable Shares of JDS Uniphase Canada Ltd., each of which are exchangeable at any time into Common Stock on a one-for-one basis, entitle their holders to dividend and other rights economically equivalent to those of the Common Stock, and through a voting trust, vote at meetings of stockholders of the Registrant.

PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                            JDS UNIPHASE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in millions, except per share data)
                                   (unaudited)


                                                     Three months ended             Six months ended
                                                ---------------------------   ---------------------------
                                                December 30,   December 31,   December 30,   December 31,
                                                    2000           1999           2000           1999
                                                ------------   ------------   ------------   ------------
Net sales                                       $     925.1     $   281.7     $   1,711.6     $   511.8
Cost of sales                                         449.8         139.2           886.4         264.5
                                                -----------     ---------     -----------     ---------
Gross profit                                          475.3         142.5           825.2         247.3

Operating expenses
  Research and development                             71.2          21.6           133.6          38.9
  Selling, general and administrative                 105.2          33.8           221.4          61.6
  Amortization of purchased intangibles             1,104.1         185.1         2,211.6         358.0
  Acquired in-process research and
    development                                          --          19.7             8.9          19.7
  Other operating expenses                              0.5            --             0.5            --
                                                -----------     ---------     -----------     ---------
Total operating expenses                            1,281.0         260.2         2,576.0         478.2
                                                -----------     ---------     -----------     ---------

Loss from operations                                 (805.7)       (117.7)       (1,750.8)       (230.9)

Activity related to equity investments                (52.3)           --           (93.5)           --
Interest and other income, net                         12.2          10.7            25.8          16.2
                                                -----------     ---------     -----------     ---------

Loss before income taxes                             (845.8)       (107.0)       (1,818.5)       (214.7)
Income tax expense                                     49.6          24.2            93.5          30.5
                                                -----------     ---------     -----------     ---------

Net loss                                        $    (895.4)    $  (131.2)    $  (1,912.0)    $  (245.2)
                                                ===========     =========     ===========     =========

Basic and dilutive net loss per share           $     (0.93)   $    (0.19)   $      (2.00)   $    (0.36)
                                                ===========     =========     ===========     =========
Shares used in per share calculation:
  Basic and dilutive                                  963.3         690.5           953.7         684.2
                                                ===========     =========     ===========     =========


See accompanying notes to condensed consolidated financial statements

                                    JDS UNIPHASE CORPORATION
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                          (In millions)


                                                                   December 30,      June 30,
                                                                       2000            2000
                                                                   -----------     -----------
                                                                   (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                       $     430.1     $     319.0
   Short-term investments                                                700.6           795.3
   Accounts receivable, less allowance for doubtful accounts
      of $10.5 at December 30, 2000 and $8.2 at June 30, 2000            631.9           381.6
   Inventories                                                           493.9           375.4
   Deferred income taxes                                                  70.3            62.4
   Other current assets                                                   70.2            39.2
                                                                   -----------     -----------
      Total current assets                                             2,397.0         1,972.9

Property, plant and equipment, net                                       930.7           670.7
Deferred income taxes                                                    680.8           642.7
Intangible assets, including goodwill, net                            20,018.3        22,337.8
Long term investments                                                    893.6           760.9
Other assets                                                              24.8             4.1
                                                                   -----------     -----------
      Total assets                                                 $  24,945.2     $  26,389.1
                                                                   ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                $     232.9     $     195.2
   Accrued payroll and related expenses                                  114.6            98.8
   Income taxes payable                                                   88.3           108.6
   Accrued expenses and other current liabilities                        243.1           244.6
                                                                   -----------     -----------
      Total current liabilities                                          678.9           647.2

Deferred income taxes                                                    926.9           902.1
Accrued pension and other non-current liabilities                         21.3            20.2
Long-term debt                                                            27.2            41.0

Stockholders' equity:
   Preferred stock                                                          --              --
   Common stock and additional paid-in capital                        26,340.6        25,898.3
   Accumulated deficit                                                (3,014.6)       (1,102.5)
   Accumulated other comprehensive loss                                  (35.1)          (17.2)
                                                                   -----------     -----------
      Total stockholders' equity                                      23,290.9        24,778.6
                                                                   -----------     -----------
      Total liabilities and stockholders' equity                   $  24,945.2     $  26,389.1
                                                                   ===========     ===========


See accompanying notes to condensed consolidated financial statements

                            JDS UNIPHASE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In millions)
                                   (unaudited)


                                                                                    Six months ended
                                                                              ---------------------------
                                                                              December 30,   December 31,
                                                                                  2000           1999
                                                                              ------------   ------------
Operating activities
   Net loss                                                                    $ (1,912.0)    $   (245.2)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Acquired in-process research and development                                     8.9           19.7
     Depreciation and amortization expense                                        2,281.4          372.8
     Activity related to equity interests in equity investments                      93.5             --
     Deferred income taxes                                                          (24.7)         (31.6)
     Tax benefits from stock options                                                 90.5           28.0
     Changes in operating assets and liabilities:
         Accounts receivable                                                       (248.7)         (55.3)
         Inventories                                                               (111.8)         (38.9)
         Other current assets                                                       (21.3)           2.8
         Accounts payable, accrued liabilities and other accrued expenses             0.2           48.7
                                                                               ----------     ----------
Net cash provided by operating activities                                           156.0          101.0
                                                                               ----------     ----------

Investing activities
   Purchase of available for sale investments                                      (792.8)     (1,370.9)
   Proceeds from maturities and sales of available for sale investments             879.6          769.8
   Merger related expenses, net of cash acquired                                    (68.4)        (131.9)
   Purchase of property, plant and equipment                                       (325.0)         (76.4)
   Other investments                                                                 (8.8)          (3.2)
   Increase in other assets                                                         (10.5)           0.4
                                                                               ----------     ----------
Net cash used in investing activities                                              (325.9)        (812.2)
                                                                               ----------     ----------

Financing activities
   Proceeds from issuance of common stock and private placement of                     --          713.5
      exchangeable shares
   Proceeds from issuance of common stock under stock option and stock              313.5           54.6
      purchase plans
   Principal repayments on notes receivable from stockholders                         6.2             --
   Repayment of debt acquired                                                       (16.8)            --
                                                                               ----------     ----------
Net cash provided by financing activities                                           302.9          768.1
                                                                               ----------     ----------

Effect of exchange rate changes on cash and cash equivalents                        (21.9)            --

Increase (decrease) in cash and cash equivalents                                    111.1           56.9
Cash and cash equivalents at beginning of period                                    319.0           75.4
                                                                               ----------     ----------
Cash and cash equivalents at end of period                                     $    430.1     $    132.3
                                                                               ==========     ==========


See accompanying notes to condensed consolidated financial statements

                            JDS UNIPHASE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. BUSINESS ACTIVITIES AND BASIS OF PRESENTATION


        The financial information at December 30, 2000 and for the three and six month periods ended December 30, 2000 and December 31, 1999 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, such information does not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on form 10-K, as may be amended, for the year ended June 30, 2000 and the S-4 Proxy Statement-Prospectus, as amended, first filed on September 7, 2000 regarding the merger proposal with SDL, Inc.

        The results for the three and six month periods ended December 30, 2000 may not be indicative of results for the year ending June 30, 2001 or any future period.


FISCAL CALENDAR CHANGE

        The Company changed its fiscal calendar effective July 1, 2000. Fiscal years thereafter will end on the Saturday nearest to June 30, resulting in a 52 or 53 week fiscal year. The change will not result in any differences in fiscal 2001 financial results as compared to the Company's prior fiscal calendar.


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

        In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met in order to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company is required to implement SAB 101, effective the quarter ended June 30, 2001, with retroactive application to the beginning of the Company's fiscal year. Although the Company has not yet completed its assessment of the impact of SAB 101, the Company's preliminary assessment is that the impact of adopting SAB 101 on its financial position and results of operations in fiscal 2001 and thereafter, will not be material.

        In March 2000, the Financial Accounting Standard Board issued FASB Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25." FIN 44 primarily clarifies (a) the definition of an employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. FIN 44 will have an effect on the manner in which the Company accounts for the options issued in exchange for unvested options of SDL, Inc. ("SDL") in connection with the Company's acquisition of SDL (see Note 11) or in connection with any other acquisitions subsequent to June 30, 2000. Under FIN 44, the value assigned to unvested options associated with a purchase business combination will be allocated to deferred compensation and amortized over the remaining vesting period.


NOTE 2.        COMPREHENSIVE LOSS

        The components of comprehensive loss, net of tax, are as follows:

(in millions)                                   Three months ended                 Six months ended
                                           ----------------------------     -----------------------------
                                           December 30,    December 31,     December 30,     December 31,
                                               2000            1999             2000             1999
                                           ------------    ------------     ------------     ------------
Net loss                                      $(895.4)       $(131.2)        $(1,912.0)        $(245.2)
Change in unrealized gain or loss
  on available-for-sale investments               2.1           (2.2)              0.5            (1.9)
Change in foreign currency translation
                                                 (3.2)          (6.2)            (18.5)            1.6
                                              -------        -------         ---------         -------
Comprehensive loss                            $(896.5)       $(139.6)        $(1,930.0)        $(245.5)
                                              =======        =======         =========         =======


NOTE 3. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

        The Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities an amendment of FASB Statement No. 133" as of the beginning of its fiscal year 2001. The standards require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The change in a derivative's fair value related to the ineffective portion of a hedge, if any, will be immediately recognized in earnings. The effect of adopting SFAS 133, as amended, did not have a material effect on the Company's financial position or overall trends in results of operations.

        The Company's objectives and strategies for holding and issuing derivatives is to minimize the transaction and translation risks associated with transactions originating in non-US dollar denominated currency. Currently, the Company does not enter into fair value or cash flow hedges.

        The Company conducts its business in a number of foreign countries and sells its products directly to customers in Australia, Canada, Hong Kong, Japan, the Netherlands, Switzerland and the United Kingdom through its foreign subsidiaries. These sales are often denominated in the local country's currency. Therefore, in the normal course of business, the Company's financial position is routinely subjected to market risk associated with foreign currency rate fluctuations. The Company's policy is to ensure that business exposure to foreign exchange risks are identified, measured and minimized using the most effective and efficient methods to eliminate or reduce such exposures. The Company has entered into a number of foreign currency forward contracts, but has not designated such contracts as hedges. The foreign currency forward contracts generally expire within 30 to 60 days. The change in fair value of these foreign currency forward contracts is recorded as income (loss) in the Company's Statement of Operations. The Company does not use derivatives for trading purposes.


NOTE 4. INVENTORIES

        The components of inventory consist of the following:

                                                    December 30,       June 30,
(in millions)                                           2000            2000
                                                    ------------       -------
Raw materials and purchased parts                     $ 267.2          $ 159.5
Work in process                                         191.0            176.7
Finished goods                                           35.7             39.2
                                                      -------          -------
                                                      $ 493.9          $ 375.4
                                                      =======          =======


NOTE 5. INTANGIBLE ASSETS, INCLUDING GOODWILL

        The components of intangible assets are as follows:

                                                    December 30,       June 30,
(in millions)                                           2000             2000
                                                     ----------       ----------
Goodwill                                             $ 21,189.3       $ 21,307.1
Purchased intangibles                                   1,954.2          1,945.5
Licenses and other intellectual property                    7.1              5.6
                                                     ----------       ----------
                                                       23,150.6         23,258.2
Less: accumulated amortization                         (3,132.3)          (920.4)
                                                     ----------       ----------
                                                     $ 20,018.3       $ 22,337.8
                                                     ==========       ==========


NOTE 6. LOSS PER SHARE

As the Company incurred a loss for the three and six month periods ended December 30, 2000, the effect of dilutive securities, totaling 48.9 million and
57.6 million equivalent shares, respectively, have been excluded from the computation of loss per share, as their impact would be anti-dilutive. In connection with the acquisition of SDL (See Note 11), the Company issued 342.0 million shares of its common stock, and options to purchase additional shares of its common stock, estimated at 33.5 million shares.


NOTE 7. INCOME TAX EXPENSE

        The Company recorded a tax provision of $49.6 million in the three month period ended December 30, 2000 as compared to $24.2 million in the same period of the prior year. For the six months ended December 30, 2000, the Company recorded a tax provision of $93.5 million as compared to $30.5 million for the same period of the prior year. The tax provision recorded in each period differs from the tax provision (benefit) that otherwise would be calculated by applying the federal statutory rate to income (loss) before income taxes primarily because of non-deductible acquisition-related charges.


NOTE 8. OPERATING SEGMENTS

        During the three months ended September 30, 2000, JDS Uniphase changed the structure of its internal organization following the acquisition of E-TEK Dynamics, Inc ("E-TEK") which became effective on the close of business June 30, 2000.

        The President and Chief Operating Officer has been identified as the Chief Operating Decision Maker as defined by Statement of Financial Accounting Standards ("SFAS") No. 131. The President allocates resources to each segment based on their business prospects, competitive factors, net sales and operating profits before interest, taxes, and certain purchase accounting related costs.

        JDS Uniphase designs, develops, manufactures and markets optical components and modules at various levels of integration. The Company views its business as having two principal operating segments: Active Components and Modules, and Passive Components and Modules. The Active Components and Modules Group consists primarily of source lasers, pump lasers, polymer waveguide optical switches, external modulators, transmitters, transceivers, optical photodetectors and receivers, and optical amplifier products used in telecommunications and cable television ("CATV") applications. The Passive Components and Modules Group includes wavelength division multiplexers ("WDM"), isolators, WDM couplers, monitor tap couplers, gratings, circulators, optical switches, tunable filters, thin film filters, micro-electro-mechanical-systems, instruments, waveguides and switches. The Company's other operating segments, which are below the quantitative threshold defined by SFAS 131, are disclosed in the "all other" category and consist of gas laser-based products for industrial, biotechnology and semiconductor equipment applications, optical display and projection products, light interference pigments for security products and decorative surface treatments, and certain unallocated corporate-level operating expenses. All of the Company's products are sold directly to original equipment manufacturers and industrial distributors throughout the world.

        Information on reportable segments is as follows (in millions):

                                             Three months ended            Six months ended
                                        ---------------------------   ---------------------------
                                        December 30,   December 31,   December 30,   December 31,
                                            2000           1999           2000           1999
                                        ------------   ------------   ------------   ------------
Active components and modules:
    Shipments                            $    286.1     $    137.2     $    519.3     $  244.3
    Intersegment sales                        (10.0)          (0.3)         (15.2)        (0.3)
                                         ----------     ----------     ----------     --------
Net sales to external customers               276.1          136.9          504.1        244.0
    Operating income                           78.6           33.5          139.4         59.8

Passive components and modules:
    Shipments                                 565.3          148.0        1,051.8        268.7
    Intersegment sales                        (20.8)         (17.2)         (37.2)       (27.4)
                                         ----------     ----------     ----------     --------
Net sales to external customers               544.5          130.8        1,014.6        241.3
    Operating income                          231.7           56.6          432.3        102.0

Net sales by reportable segments              820.6          267.7        1,518.7        485.3
All other net sales                           104.5           14.0          192.9         26.5
                                         ----------     ----------     ----------     --------
                                              925.1          281.7        1,711.6        511.8
                                         ----------     ----------     ----------     --------

Operating income by reportable
 segment                                      310.3           90.1          571.7        161.8
All other operating income                     (7.9)           3.1          (14.5)         4.8
Unallocated amounts:
    Acquisition related charges &
      payroll taxes on stock option
      exercises                            (1,108.1)        (210.9)      (2,308.0)      (397.5)
    Activity related to equity
      investments                             (52.3)            --          (93.5)          --
    Interest and other income, net             12.2           10.7           25.8         16.2
                                         ----------     ----------     ----------     --------
Loss before income taxes                 $   (845.8)    $   (107.0)    $ (1,818.5)    $ (214.7)
                                         ==========     ==========     ==========     ========

NOTE 9. ACQUISITIONS

IRIDIAN SPECTRAL TECHNOLOGIES LIMITED

        In October 2000, the Company acquired the remaining 80.1% interest in Iridian Spectral Technologies Limited ("Iridian") of Ottawa, Canada. Iridian is a supplier of custom designed thin film filters. The transaction was accounted for as a purchase and accordingly, the accompanying financial statements include the results of operations of Iridian subsequent to the acquisition date. The total purchase price of $40.3 million included consideration of 424,699 exchangeable shares of its subsidiary, JDS Uniphase Canada Ltd. valued at $34.6 million, $4.7 million in cash and direct transaction costs of $1.0 million. The purchase price allocation included net tangible assets of $2.3 million and goodwill of $38.0 million that is expected to be amortized over a period of five years. The purchase price allocation is preliminary and is dependent upon the Company's final analysis, which it expects to complete during the third quarter of fiscal 2001.

EPION CORPORATION

        In September 2000, the Company acquired Epion Corporation ("Epion") of Billerica, Massachusetts. Epion is a developer of gas cluster ion beam ("GCIB") technology and a manufacturer of pulsed laser deposition ("PLD") equipment. The transaction was accounted for as a purchase and accordingly, the accompanying financial statements include the results of operations of Epion subsequent to the acquisition date. The total purchase price of $95.3 million included consideration of 0.8 million shares of JDS Uniphase common stock valued at $86.8 million, the issuance of options to purchase an additional 91,862 shares of JDS Uniphase common stock valued at $8.2 million in exchange for Epion options and direct transaction costs of $0.3 million. The purchase price allocation included net tangible assets of $11.0 million, acquired in-process research and development of $8.9 million, purchased intangibles of $14.6 million (including $3.7 million related to deferred compensation on unvested options) and goodwill of $60.8 million that are expected to be amortized over a period of three to five years. The purchase price allocation is preliminary and is dependent upon the Company's final analysis, which it expects to complete during the third quarter of fiscal 2001. Subject to the completion of certain milestones, the merger agreement also provides for the issuance of additional shares of common stock, valued at approximately $150.0 million, with the final milestone payment scheduled to be paid on or prior to January 31, 2003.

E-TEK DYNAMICS, INC.

        During the three months ended September 30, 2000, the Company completed its assessment of the purchase price for E-TEK Dynamics, Inc. ("E-TEK").

         The total purchase cost of E-TEK is as follows (in millions):

  Value of securities issued                                  $ 15,369.3
  Assumption of options                                          2,005.4
  Assumption of employee stock purchase plan                        45.5
                                                              ----------
      Total equity consideration                                17,420.2
  Direct transactions costs and expenses                           103.0
                                                              ----------
  Total purchase cost                                         $ 17,523.2
                                                              ==========

         The purchase price allocation is as follows (in millions):

  Purchase Price Allocation:
     Tangible net assets acquired                              $     406.8
     Marketable equity investments                                   950.0
     Intangible assets acquired:
        Developed technology
           Existing Technology                                       248.7
           Core Technology                                           168.5
        Trademark and tradename                                       60.4
        Assembled workforce                                           10.7
     In-process research and development                             250.6
     Goodwill                                                     15,427.5
                                                                 ---------

  Total purchase price allocation                                $17,523.2
                                                                 =========


NOTE 10. EQUITY METHOD OF ACCOUNTING

        As of December 30, 2000, the Company had a 29% ownership stake in ADVA, a publicly traded German company that develops and manufactures fiber optic components and products and a 40% ownership stake in the Photonics Fund ("Photonics Fund"), LLP, a California limited liability partnership (the "Partnership"), which emphasizes privately negotiated venture capital equity investments. The Company accounts for its investments in ADVA and the Photonics Fund under the equity method. Due to the limited availability of timely data, the Company records the adjustments to its equity basis investments in the quarter subsequent to the issued financial statements.

         For the three and six months ended December 30, 2000, the Company recorded $43.1 million and $89.1 million, respectively, in amortization expense related to the difference between the cost of the investment and the underlying equity in the net assets of ADVA. At June 30, 2000, the Company's cost and estimated fair value of its investment in ADVA was $701.1 million. In the process of completing the E-TEK purchase accounting, the Company increased the cost and estimated fair value of its investment in ADVA to $931.5 million during the first fiscal quarter. The difference between the cost of the investment and the underlying equity in the net assets of ADVA is being amortized over a 5 year period. For the three months ended December 30, 2000, the Company recorded a $10.1 million net loss in ADVA relating to their three months ended September 30, 2000. As of February 13, 2001, ADVA had not announced their financial results for the three months ended December 30, 2000. The Company will record its share of the income or loss of ADVA in the quarter ending March 31, 2001.

        In the three months ended December 30, 2000, the Company recorded a gain of $0.9 million, which represented the Company's share of the earnings of the Partnership for the three months ended September 30, 2000. The Company's share of the loss of the Partnership for the three months ended December 30, 2000 was approximately $0.3 million, which will be recorded by the Company in the quarter ending March 31, 2001.

NOTE 11. SUBSEQUENT EVENTS

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

RESULTS OF OPERATIONS

Net Sales. For the three months ended December 30, 2000, net sales of $925.1 million represented an increase of $643.4 million or 228% compared to the same period of the prior year. For the six months ended December 30, 2000, net sales were $1,711.6 million an increase of $1,199.8 million or 234% compared to the same period of the prior year. The increase in net sales reflected growth in each of our major operating segments and the inclusion of net sales from our acquisitions that occurred in fiscal 2000. The impact of our significant acquisitions subsequent to December 31, 1999, provided approximately $321.2 million and $592.1 million of net sales for the three and six months ended December 30, 2000, respectively. Separate discussions with respect to net sales and operating profits for each of our reportable operating segments can be found under the heading Operating Segment Information.

        Net sales for the three and six month periods ended December 30, 2000 are not indicative of the expected results for any future period. In addition, there can be no assurance that the market for our products will grow in future periods at its historical percentage rate or that certain market segments will not decline. Further, there can be no assurance that we will be able to increase or maintain our market share in the future or to achieve historical growth rates.

Gross Profit. For the three months ended December 30, 2000, gross profit of $475.3 million represented an increase of $332.8 million or 234% compared to the same period of the prior year. For the six months ended December 30, 2000, gross profit was $825.2 million, an increase of $577.9 million or 234% compared to the same period of the prior year. Strong demand for virtually all our optical components and modules products combined with the increased operations resulting from our acquisitions completed subsequent to December 31, 1999 contributed to the increases in gross profit.

        As a percent of net sales, gross profit remained at 51% and 48% in the first three and six months, respectively, of 2001 compared to the same periods of the prior year. The gross profit for the six month periods includes the impact of purchase accounting adjustments of $48.6 million and $11.4 million, which increased the inventory balances at June 30, 2000 and 1999, respectively. These adjustments flowed through to cost of sales in the six months ended December 30, 2000 and December 31, 1999, respectively.

        There can be no assurance that we will be able to maintain gross profits or gross margins at current levels in future periods. We expect that periodic fluctuations in our gross margins will continue because of, among other things, changes in our sales and product mix, manufacturing constraints, competitive pricing pressures, higher costs resulting from new production facilities, manufacturing yields, and acquisitions of businesses that may have different margins than ours and inefficiencies associated with new product introductions.

Research and Development Expense. For the three months ended December 30, 2000, research and development (R&D) expense of $71.2 million or 8% of net sales represented an increase of $49.6 million or 230% compared to the same period of the prior year. R&D expense for the six months ended December 30, 2000 was $133.6 million, an increase of $94.7 million or 243% compared to the same period of the prior year. The increase in R&D expenses is primarily due to increased personnel costs and other expenses related to the development of new products and technologies, as well as the continued development and enhancement of existing products and the inclusion of our acquisitions completed subsequent to December 31, 1999. As a percent of net sales, R&D expense was flat at 8% for the three and six month periods as compared to the same periods in 2000.

        We are committed to the continuation of making significant R&D expenditures and expect that, while R&D expenses may vary as a percentage of net sales in future periods, the absolute dollar amount of R&D expenses will increase as we invest in developing new products and in expanding and enhancing our existing product lines. However, there can be no assurance that expenditures for R&D will be successful or that improved processes or commercial products will result from these projects.

Selling, General and Administrative Expense. For the three months ended December 30, 2000, selling, general and administrative (SG&A) expense of $105.2 million or 11% of net sales represented an increase of $71.4 million or 211% as compared to the same period of the prior year. For the six months ended December 30, 2000, SG&A expenses of $221.4 million, represented an increase of $159.8 million or 259% as compared to the same period of the prior year. For the three month period ended December 30, 2000, as a percentage of sales, SG&A decreased from 12% to 11% due to our higher level of sales activity. For the six month period, as a percentage of sales, SG&A increased to 13% from 12% primarily due to higher payroll tax expenses related to the exercise of non-qualified stock option exercises, higher SG&A costs resulting from increased internal information technology efforts, the hiring of additional sales, marketing and administrative personnel and the inclusion of our acquisitions completed subsequent to December 31, 1999.

        We expect the amount of SG&A expenses to increase in the future, although such expenses may vary as a percentage of net sales in future periods. We also expect to continue incurring charges to operations, which to date have been within management's expectations, associated with integrating recent acquisitions.

Amortization of Purchased Intangibles. For the three months ended December 30, 2000, amortization of purchased intangibles ("API") expense of $1,104.1 million or 119% of net sales represented an increase of $919.0 million or 496% as compared to the same period of the prior year. For the six months ended December 30, 2000, API expense of $2,211.6 million, represented an increase of $1,853.6 or 518% as compared to the same period of the prior year. The increase in API expense is due to the intangible assets recorded in connection with our acquisitions completed subsequent to December 31, 1999, which were transactions accounted for as purchases.

        Our API expense will continue to generate net losses for the foreseeable future. The balance at December 30, 2000, of goodwill and other intangibles arising from acquisition activity was $23.2 billion, including the related deferred tax effect. See Note 5 of Notes to Consolidated Condensed Financial Statements. In addition, we will record a significant amount of additional goodwill in connection with our merger with SDL. API expense could change because of other acquisitions or impairment of existing identified intangible assets and goodwill in future periods.

Acquired In-process Research and Development. The Company did not record any acquired in-process research and development expense during the three months ended December 30, 2000. For the six months ended December 30, 2000, acquired in-process research and development expense was $8.9 million resulting from the acquisition of Epion Corporation ("Epion"). See Note 9 of Notes to Condensed Consolidated Financial Statements. These amounts were expensed on the acquisition dates because the acquired technology had not yet reached technological feasibility and had no future alternative uses. There can be no assurance that acquisitions of businesses, products or technologies by us in the future will not result in substantial charges for acquired in-process research and development that may cause fluctuations in our quarterly or annual operating results.

        A description of the acquired in-process technologies, stage of development, estimated completion costs, and time to complete at the date of the Epion merger, as well as the current status of acquired in-process research and development projects for each acquisition can be found at the end of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Activity Related to Equity Investments. For the three months ended December 30, 2000, activity related to equity investments was a net loss of $52.3 million. This included $43.1 million of amortization expense related to the difference between the cost of the investment and the underlying equity in the net assets of ADVA and $9.2 million related to our share of the net income of the Photonics Fund and net loss of ADVA. For the six months ended December 30, 2000, activity related to equity investments was a net loss of $93.5 million. This included $89.2 million of amortization expense related to the difference between the cost of the investment and the underlying equity in the net assets of ADVA and $4.3 million related to our share of the net income of the Photonics Fund and net loss of ADVA. See Note 10 of Notes to Condensed Consolidated Financial Statements.

Interest and Other Income. For the three months ended December 30, 2000, net interest and other income of $12.2 million or 1% of net sales represented an increase of $1.5 million or 14% as compared to the same period of the prior year. For the six months ended December 30, 2000, net interest and other income of $25.8 million represented an increase of $9.6 million or 59% as compared to the same period of the prior year. The increases in interest and other income for both periods was the result of higher investment balances obtained through cash generated from operating activities, our acquisition of E-

TEK, proceeds from the public offering of common stock in August 1999 and $313.5 million in proceeds from the issuance of common stock under our stock option and stock purchase plans.

Income Tax Expense. We recorded a tax provision of $49.6 million in the three months ended December 30, 2000 as compared to $24.2 million in the same period of the prior year. For the six months ended December 30, 2000, we recorded a tax provision of $93.5 million as compared to $30.5 million for the same period of the prior year. The tax provision recorded in each quarter differs from the tax provision (benefit) that otherwise would be calculated by applying the federal statutory rate to income (loss) before income taxes primarily due to non-deductible acquisition-related charges.


OPERATING SEGMENT INFORMATION

Active Components and Modules. For the three and six months ended December 30, 2000, net sales of active components and modules increased 102% and 107%, respectively, as compared to the same periods of the prior year primarily because of the increased demand for active products used in optical communications applications, such as our optical amplifiers, our 980-nm pump lasers, our transceiver product lines, and our acquisitions completed subsequent to December 31, 1999. Margins reflect improved manufacturing efficiencies and the sale of higher margin new products, offset by price declines consistent with historical patterns. Sales growth also reflected sales of new products including higher-powered CW source lasers, 10Gb/s modulators and transceiver products. For the three and six months ended December 30, 2000, operating income increased 134% and 133%, respectively, compared to the same periods of the prior year because of these same factors.

Passive Components and Modules. For the three and six months ended December 30, 2000, net sales increased 316% and 321%, respectively, as compared to the same periods of the prior year, primarily because of the inclusion of our acquisitions completed subsequent to December 31, 1999, and increased demand for dense wavelength division multiplexers ("DWDMs"), couplers and isolators. Margins reflect improved manufacturing efficiencies and the sale of higher margin new products, offset by price declines consistent with historical patterns. For the three and six months ended December 30, 2000, operating income increased 309% and 324%, respectively, compared to the same period of the prior years because of these same factors.


LIQUIDITY AND CAPITAL RESOURCES

        At December 30, 2000, our combined balance of cash, cash equivalents and short-term investments was $1,130.7 million, an increase of $16.4 million from June 30, 2000. For the six months ended December 30, 2000, net cash provided by operating activities was $156.0 million, compared with $101.0 million for the same period of the prior year.

        Cash provided by operating activities for the six months ended December 30, 2000 was primarily generated from net income before non-cash charges of $537.6 million offset by higher levels of operating activity which resulted in net increases in accounts receivable, inventories, other current assets and accounts payable and other current liabilities using $381.6 million of cash.

        Our investing activities for the six months ended December 30, 2000 used $325.9 million cash for investing activities during the quarter as compared with using $812.2 million during the same period of the prior year. During the six months ended December 30, 2000, we used $792.8 million to purchase short-term investments which was offset by proceeds from the sale of $879.6 million of short-term investments. Merger related expenses, net of cash acquired used an additional $68.4 million. In addition, we incurred capital expenditures of $325.0 million for facility expansions and equipment purchases to increase our worldwide manufacturing capacity. We expect to continue to expand our worldwide manufacturing capacity, primarily for telecommunications products, by making approximately $425 million in additional capital expenditures during the remainder of the year.

        Our financing activities for the six months ended December 30, 2000 provided cash of $302.9 million as compared to $768.1 million in the same period of the prior year. The exercise of stock options and the sale of stock through our employee stock purchase plan provided $313.5 million in cash. Cash provided by financing activities in the prior year was primarily attributable to our sale of common stock in a public offering of common stock in August 1999.

        We had outstanding debt totaling $29.6 million. This debt was assumed from entities we acquired in fiscal 2000. The Company can, at its election, prepay the debt. In addition, the Company has an U.S. dollar line of credit totaling $25.0 million and $1.0 billion Yen (approximately U.S. $9.0 million).

        We have entered into several agreements to lease property and improvements located in Melbourne, Florida and Research Triangle Park, North Carolina. The Melbourne facility, when construction is complete, will comprise two buildings, 200,000 square feet, and will provide space for office and assembly and light manufacturing. The underlying 20 acre parcel is subject to a long-term ground lease. The Research Triangle Park facility will provide approximately 151,000 square feet space for manufacturing and office use on approximately 110 acres. In connection with these transactions, we have pledged $26.3 million of our investments as collateral for certain obligations under the leases. The Company may pledge up to $60 million. We anticipate that we will occupy more leased property in the future that will require similar pledged securities; however, we do not expect such activities to materially affect liquidity.

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

        The current status of the in-process research and development (IPRD) projects for all major mergers and acquisitions during the past three years are as follows:


EPION

        An independent appraiser performed an allocation of the total purchase price of Epion to its individual assets. Of the total purchase price, $8.9 million has been allocated to IPRD and was charged to expense in the quarter ended September 30, 2000. The remaining purchase price has been allocated specifically to identifiable assets acquired.

        The products under development at the time of acquisition included Gas Cluster Ion Beam technology used for atomic scale surface smoothing and cleaning where surface or film quality is of great importance.

        Epion has incurred $1.3 million to date and estimates that a total investment of approximately $1.9 million in research and development over the next 18 months will be required to complete the IPRD. The nature of the efforts required to develop the purchased IPRD into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements.


E-TEK

        The products under development at the time of acquisition included: (1) wavelength division multiplexers (WDM's); (2) submarine products: and (3) other component products and modules. The WDM project has been completed at a cost consistent with our expectations. The submarine products are on schedule to be completed by the fourth quarter of calendar 2001. We have incurred costs of $0.4 million to date, with estimated costs to complete of $0.9 million. Our development efforts for Other Components and Modules include attenuators, circulators, switches, dispersion equalization monitors and optical performance monitors. Our development efforts are slightly behind schedule on some of these products, with estimated completion dates in the third and fourth quarters of calendar 2001. The costs incurred to date are approximately $2.2 million, with estimated costs to complete of $1.2 million. The estimated cost to complete this technology, in combination with our other continuing research and development expenses, will not be in excess of our historic expenditures for research and development as a percentage of our net sales. The differences between the actual outcome noted above and the assumptions used in the original valuation of the technology are not expected to significantly impact our results of operations and financial position.

CRONOS

        The products under development at the time of acquisition included: (1) RF microrelays; (2) variable optical attenutators; and (3) active fiber aligners. The microrelays development and the variable optical attenuators project are substantially complete at a cost consistent with our expectations. The active fiber aligners development project is currently being evaluated relative to similar efforts already underway within the Company.


OCLI

        The products under development at the time of the acquisition included:
(1) thin film filters and switches, (2) optical display and projection products, and (3) light interference pigments. Thin film filters included switches, filter lock lasers, add-drop multiplexers and dispersion compensators. The Company has discontinued the development of certain switches, filter lock lasers and add-drop multiplexers due to duplicate efforts already underway within the Company. Dispersion compensators and other switches, are currently in the exploratory and prototype development stages of the development cycle. The expected development on these products is between 5 and 15 months. The Company has incurred post acquisition costs of approximately $5.2 million with an estimated cost to complete the remaining projects of $9.3 million, which the Company expects to incur ratably for the remainder of the development cycle.

        The optical display and projection products development is currently being evaluated due to the uncertainty of current market conditions. Light interference pigments are currently in the prototype stage of the development cycle for this product family and these projects are on schedule with completion expected in the first quarter of calendar year 2001. The Company has incurred post-acquisition research and development expenses of approximately $13.7 million and estimates that cost to complete these projects will be another $2.9 million which the Company expects to incur ratably over the remainder of the product development cycle.


SIFAM

        The products under development at the time of the acquisition included:
(1) miniature couplers; (2) combined components; and (3) micro-optic devices. Miniature coupler development and combined components development are substantially complete at a cost consistent with our expectations. Micro-optic device development is currently being evaluated relative to similar efforts already underway within the Company. The costs incurred post acquisition for micro-optic device development has been consistent with our expectations.


EPITAXX

        The products under development at the time of the acquisition included
(1) high-speed receivers, and (2) an optical spectrum analyzer product. High-speed receiver development is substantially complete at a cost consistent with our expectations. Optical spectrum analyzer development is expected to be completed in the first quarter of calendar 2001 with expected cost to complete of approximately $0.4 million which EPITAXX expects to incur ratably for the remainder of the development cycle.

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

         At December 30, 2000, the nominal value of our foreign currency forward contracts totaled approximately U.S. dollar $173.2 million equivalent. All foreign currency forward contracts are carried at fair value and all positions had maturity dates within three months.


INTEREST RATES

       We invest our cash in a variety of financial instruments, including fixed and floating rate bonds, municipal bonds, auction instruments and money market instruments. These investments are denominated in U.S. and Canadian dollars. Cash balances in foreign currencies overseas are operating balances and are only invested in short term deposits of the local operating bank.

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

Difficulties in integrating new acquisitions could adversely affect our business

        Critical to the success of our growth is the ordered, efficient integration of acquired businesses into our organization and, with this end, we have in the past spent and continue to spend significant resources. If our integration efforts are unsuccessful, our businesses will suffer. We are the product of several substantial combinations, mergers and acquisitions, including, among others, the combination of Uniphase and JDS FITEL on June 30, 1999, and the acquisitions of OCLI on February 4, 2000, E-TEK on June 30, 2000 and SDL on February 13, 2001. Each combination, merger and acquisition, presents unique product, marketing, research and development, facilities, information systems, accounting, personnel and other integration challenges. In the case of several of our acquisitions, we acquired businesses that had previously been engaged primarily in research and development and that needed to make the transition from a research activity to a commercial business with sales and profit levels that are consistent with our overall financial goals. Also, our information systems and those of the companies we acquired are often incompatible, requiring substantial upgrades to one or the other. Further, our current senior management is a combination of the prior senior management teams of JDS Uniphase, OCLI, E-TEK and SDL, several of whom have not previously worked with other members of management. Our integration efforts may not be successful, and may result in unanticipated operations problems, expenses and liabilities and the diversion of management attention. Consequently, our operating results would suffer.

        We often incur substantial costs related to our combinations, mergers and acquisitions. For example, we have incurred direct costs associated with the combination of Uniphase and JDS FITEL of approximately $12.0 million, incurred approximately $8.0 million associated with the acquisition of OCLI, incurred approximately $92.0 million associated with the acquisition of E-TEK and incurred approximately $360.0 million associated with the acquisition of SDL . We expect to continue to incur substantial costs relating to our merger with SDL. We may incur additional material charges in subsequent quarters to reflect additional costs associated with these and other combinations and acquisitions, which will be expensed as, incurred.

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

        The impact of purchase accounting on our operating results is significant. The following table reflects the impact of in-process research and development expense (in the quarter the acquisition closed) and the prospective quarterly/annual amortization of purchased intangibles attributable to our significant mergers and acquisitions that have closed in the past four quarters (in millions):

                                                  Quarterly           Annual
                                 In-process    Amortization of   Amortization of
                                Research and      Purchased         Purchased
Entity                          Development      Intangibles       Intangibles
------                          ------------   ---------------   ---------------
OCLI                              $  84.1          $  79.8          $   319.1
Cronos                            $   6.3          $  27.9          $   111.8
E-TEK                             $ 250.6          $ 850.8          $ 3,403.2


        The impact of these mergers and acquisitions as well as other acquisitions consummated in the past five years resulted in amortization expense of $896.9 million for the fiscal year ended June 30, 2000 and is expected to result in amortization of approximately $4.6 billion for the fiscal year ending June 30, 2001.

        In addition, we will account for the SDL merger using the purchase method of accounting. In-process research and development, which is currently estimated at $230 million, will be expensed in the three months ended March 31, 2001. Intangible assets including goodwill will be generally amortized over a five year period and deferred compensation will be amortized over the remaining vesting period of the unvested SDL stock options assumed by JDS Uniphase of up to four years. The amount of purchase cost allocated to goodwill and other intangibles is estimated to be approximately $38.1 billion. The amount of purchase cost allocated to deferred compensation is currently estimated at $1.0 billion. If goodwill and other intangible assets were amortized in equal quarterly amounts over a five year period and the deferred compensation was amortized over the remaining vesting period of the options, the accounting charge attributable to these items would be approximately $2.1 billion per quarter and $8.2 billion per year.

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

        - our ability to design, manufacture and ship technologically advanced products with satisfactory yields on a timely and cost-effective basis;

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

OUR SALES WOULD SUFFER IF ONE OR MORE OF OUR KEY CUSTOMERS SUBSTANTIALLY REDUCED ORDERS FOR OUR PRODUCTS

        Our customer base is highly concentrated. Historically, orders from a relatively limited number of optical system providers accounted for a substantial portion of our net sales from telecommunications products. Two customers, Lucent and Nortel, each accounted for over 10% of our net sales for the quarter ended December 30, 2000. We expect that, for the foreseeable future, sales to a limited number of customers will continue to account for a high percentage of our net sales. Sales to any single customer may vary significantly from quarter to quarter. If current customers do not continue to place orders, we may not be able to replace these orders with new orders from new customers. In the telecommunications industry, our customers evaluate our products and competitive products for deployment in their telecommunications systems. Our failure to be selected by a customer for particular system projects can significantly impact our business, operating results and financial condition. Similarly, even if our customers select us, the failure of those customers to be selected as the primary suppliers for an overall system installation, could adversely affect us. Such fluctuations could materially harm our business, financial condition and operating results.

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

FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q which are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. A forward-looking statement may contain words such as "plans," "hopes," "believes," "estimates," "will continue to be," "will be," "continue to," "expect to," "anticipate that," " to be" or "can impact." These forward-looking statements include statements relating to our expectations as to:

        - the schedule and cost to complete our acquired in-process research and development and the expected amortization of such costs,

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

        -  periodic fluctuations in gross margins,

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

PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        N/A

ITEM 2.  CHANGES IN SECURITIES

        In October 2000, the Company acquired Iridian Spectral Technologies, Inc. for $4.0 million in cash and 424,636 Exchangeable Shares of its subsidiary, JDS Uniphase Canada Ltd., each of which is exchangeable at the option of the holder for one share of common stock. The total value of the securities issued was $34.6 million. The issuance of the Exchangeable Shares was exempt from registration pursuant to Regulation S promulgated under the Securities Act of 1933, as amended. The stock was issued to former stockholders of Iridian Spectral Technologies, Inc.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Annual Meeting of Stockholders (the "Annual Meeting") of the Company was held on December 13, 2000.

        At the Annual Meeting, three items were put to a vote of the stockholders:

1. The election of three Class II directors of the Company to serve until the 2003 Annual Meeting of Stockholders or until their successors are elected and qualified;

2. An amendment to increase the number of the Company's authorized shares of common stock to 6,000,000,000.

3. An amendment to increase the number of shares of common stock reserved for issuance under the Company's 19984 Employee Stock Purchase Plan
        (ESPP) to 25,000,000 shares.

4. The appointment of Ernst & Young LLP as the independent auditors for the Company for the fiscal year ending June 30, 2001.

The voting results were:

                                                                                           Broker
             Item                         For             Against        Abstained        Non-votes
             ----                         ---             -------        ---------        ---------
    1. Directors
       Robert E. Enow                772,580,793                         5,556,002            0
       Peter E. Guglielmi            774,848,405                         3,288,390            0
       Wilson Sibbett, Ph.D.         772,594,459                         5,542,326            0

    2. Increase in authorized
       share capital                 726,227,987         49,198,226      2,747,931            0

    3. Increase number of shares
       reserved for the ESPP         760,395,331         14,798,005      2,928,358            0

    4. Appointment of auditors       775,009,676            608,544      2,518,544            0



ITEM 5.  OTHER INFORMATION

        As of October 16, 2000, the Company had approximately 959,980,952 shares of Common Stock outstanding, including shares issuable upon exchange of the Exchangeable Shares, and approximately 174,816,320 shares reserved for future issuance under the Company's stock incentive plans and employee stock plans, of which approximately 122,241,115 were covered by outstanding options and approximately 52,575,205 million were available for grant or purchase. Based upon the foregoing number of outstanding and reserved shares of Common Stock, the Company had, as of October 16, 2000, approximately 1,865,202,728 shares remaining available for other purposes.

        As of December 31, 2000, the Company had approximately 966,582,354 shares of Common Stock outstanding, including shares issuable upon exchange of the Exchangeable Shares, and approximately 168,457,441 shares reserved for future issuance under the Company's stock incentive plans and employee stock plans, of which approximately 122,870,528 were covered by outstanding options and approximately 45,586,913 shares were available for grant or purchase. Based upon the foregoing number of outstanding and reserved shares of Common Stock, the Company had, as of December 31, 2000, approximately 4,864,960,205 shares remaining available for other purposes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        a) Exhibits

           None.

        b) Reports on Form 8-K

           Report on Form 8-K as filed on November 13, 2000.

           Report on Form 8-K as filed on December 8, 2000.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             JDS Uniphase Corporation
                                    --------------------------------------------
                                                    (Registrant)


Date: February 13, 2001                        /s/ Anthony R. Muller
      -----------------             --------------------------------------------
                                    Anthony R. Muller,
                                    Executive Vice President and CFO
                                    (Principal Financial and Accounting Officer)