Form 10-Q
period 2001-03-31
JDS UNIPHASE CORP /CA/
filed 2001-05-11
CIK 912093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes __X__ No_____

Number of shares of Common Stock outstanding as of the latest practicable date, May 2, 2001 was 1,316,222,901, including 173,053,190 Exchangeable Shares of JDS Uniphase Canada Ltd. Each Exchangeable share is exchangeable at any time into Common Stock on a one-for-one basis, entitle a holder to dividend and other rights economically equivalent to those of the Common Stock, and through a voting trust, vote at meetings of stockholders of the Registrant.

Part I--FINANCIAL INFORMATION

Item 1. Financial Statements

JDS UNIPHASE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

                                                                       March 31,        June 30,
                                                                       2001             2000
                                                                   ---------------- ----------------
ASSETS
                                                                               (unaudited)
Current assets:
   Cash and cash equivalents                                         $    136.7      $    319.0
   Short-term investments                                               1,836.2           795.3
   Accounts receivable, less allowance for doubtful accounts
      of $18.8 at March 31, 2001 and $8.2 at June 30, 2000                705.4           381.6
   Inventories                                                            672.9           375.4
   Deferred income taxes                                                   71.2            62.4
   Other current assets                                                    81.3
                                                                                           39.2
                                                                   ---------------- ----------------
      Total current assets                                              3,503.7         1,972.9

Property, plant and equipment, net                                      1,193.2           670.7
Deferred income taxes                                                     973.5           642.7
Intangible assets, including goodwill, net                             58,443.6        22,337.8
Long term investments                                                     918.6           760.9
Other assets                                                                6.9             4.1
                                                                   ---------------- ----------------
      Total assets                                                   $ 65,039.5      $ 26,389.1
                                                                   ================ ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                  $    285.0      $    195.2
   Accrued payroll and related expenses                                   169.3            98.8
   Income taxes payable                                                    86.9           108.6
   Accrued expenses and other current liabilities                         293.5           244.6
   Deferred income taxes                                                  296.3             --
                                                                   ---------------- ----------------
      Total current liabilities                                         1,131.0           647.2

Deferred income taxes                                                   1,178.8           902.1
Accrued pension and other non-current liabilities                           4.5            20.2
Long-term debt                                                             23.6            41.0

Stockholders' equity:
   Preferred stock                                                          --              --
   Common stock and additional paid-in capital                         67,677.4        25,898.3
   Accumulated deficit                                                 (4,307.7)       (1,102.5)
   Accumulated other comprehensive loss                                  (668.1)          (17.2)
                                                                   ---------------- ----------------
      Total stockholders' equity                                       62,701.6        24,778.6
                                                                   ---------------- ----------------
      Total liabilities and stockholders' equity                     $ 65,039.5      $ 26,389.1
                                                                   ================ ================

See accompanying notes to condensed consolidated financial statements

JDS UNIPHASE CORPORATION
CONDENSEDCONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

                                                   Three months ended                  Nine months ended
                                             ----------------------------------- -----------------------------------
                                              March 31, 2001    March 31, 2000    March 31, 2001    March 31, 2000
                                             ----------------- ----------------- ----------------- -----------------
Net sales                                       $   920.1           $ 394.6         $ 2,631.7          $  906.4
Cost of sales                                       494.2             202.1           1,380.7             466.6
                                             ----------------- ----------------- ----------------- -----------------
Gross profit                                        425.9             192.5           1,251.0             439.8
Operating expenses
     Research and development                        98.0              33.3             231.6              72.1
     Selling, general and administrative            139.1              49.1             360.9             110.7
     Amortization of purchased intangibles
                                                  2,129.0             249.6           4,340.6             607.6
     Acquired in-process research and
     research and development                       383.7              84.1             392.6             103.7
                                             ----------------- ----------------- ----------------- -----------------
Total operating expenses                          2,749.8             416.1           5,325.7             894.1

Loss from operations                             (2,323.9)                           (4,074.7)           (454.3)
                                                                     (223.6)
Gain on sale of subsidiary                        1,770.2                             1,770.2

Activity related to equity investments              (45.4)              --             (138.8)              --
Interest and other income, net                        4.6              10.0              30.3              26.2
                                             ----------------- ----------------- ----------------- -----------------
Loss before income taxes                           (594.5)           (213.6)         (2,413.0)           (428.1)
Income tax expense                                  698.6              27.3             792.2              57.8
                                             ----------------- ----------------- ----------------- -----------------
Net loss                                        $(1,293.1)          $(240.9)        $(3,205.2)         $ (485.9)
                                             ================= ================= ================= =================
Basic and dilutive loss per share               $   (1.13)          $ (0.32)        $   (3.15)         $  (0.70)
                                             ================= ================= ================= =================
Shares used in per share calculation:
Basic and dilutive                                1,142.5             747.6           1,017.3             696.1

See accompanying notes to condensed consolidated financial statements

JDS UNIPHASE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

                                                                          Nine months ended
                                                                 -------------------------------------
                                                                   March 31,            March 31,
                                                                      2001                2000
                                                                 ----------------    -----------------
Operating activities
   Net loss                                                         $(3,205.2)          $(486.0)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
       Acquired in-process research and development                     392.6             103.7
       Depreciation and amortization expense                          4,455.3             641.0
       Gain on sale of subsidiary                                    (1,770.2)              --
       Stock compensation                                                21.5               --
       Impairment of marketable equity securities                         7.5               --
       Activity related to equity investments                           138.8               --
       Deferred income taxes                                            641.2             (47.6)
       Tax benefits from stock options                                   90.4               0.3
       Changes in operating assets and liabilities:
         Accounts receivable                                           (248.7)            (89.1)
         Inventories                                                   (211.7)            (55.5)
         Other current assets                                           (31.0)              0.9
         Accounts payable, accrued liabilities and
           other accrued expenses                                         8.9             125.4
                                                                 ----------------    -----------------
Net cash provided by operating activities                               289.4             193.1
                                                                 ----------------    -----------------

Investing activities
   Purchase of available for sale investments, net                     (104.9)           (668.3)
   Merger related expenses, net of cash acquired                        (66.3)            (91.6)
   Purchase of property, plant and equipment                           (561.0)           (153.9)
   Other investments                                                    (65.3)             (7.9)
   Increase in other assets                                              (4.0)             (0.1)
                                                                 ----------------    -----------------
Net cash used in investing activities                                  (801.5)           (921.8)
                                                                 ----------------    -----------------
Financing activities
   Proceeds from issuance of common stock and private
     placement of exchangeable shares                                     --              713.6
   Proceeds from issuance of common stock under stock
     option and stock purchase plans                                    393.8              77.9
   Principal repayments on notes receivable from stockholders             7.8               --
   Repayment of debt acquired                                           (22.6)              --
                                                                 ----------------    -----------------
Net cash provided by financing activities                               379.0             791.5
                                                                 ----------------    -----------------

Effect of exchange rate changes on cash and cash equivalents            (49.2)              --

Increase (decrease) in cash and cash equivalents                       (182.3)             62.8
Cash and cash equivalents at beginning of period                        319.0              75.4
                                                                 ----------------    -----------------
Cash and cash equivalents at end of period                          $   136.7           $ 138.2
                                                                 ================    =================

See accompanying notes to condensed consolidated financial statements

JDS UNIPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business Activities and Basis of Presentation

The financial information at March 31, 2001 and for the three and nine month periods ended March 31, 2001 and March 31, 2000 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the JDS Uniphase or the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such information does not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended June 30, 2000 and the Form 8-K, as amended, filed on March 23, 2001 regarding the merger with SDL, Inc.

The balance sheet at June 30, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The results for the three and nine month periods ended March 31, 2001 may not be indicative of results for the year ending June 30, 2001 or any future period.

The Company is currently evaluating the carrying value of certain long-lived assets and acquired equity method investments, consisting primarily of $56.2 billion of goodwill and the Company’s $757 million equity method investment in ADVA (see Note 10) recorded on its balance sheet at March 31, 2001. Pursuant to accounting rules, the majority of the goodwill was recorded based on stock prices at the time merger agreements were executed and announced. The Company’s policy is to assess enterprise level goodwill if the market capitalization of the Company is less than its net assets. Goodwill will be reduced to the extent that net assets are greater than market capitalization. At March 31, 2001, the value of the Company’s net assets, including unamortized goodwill exceeded the Company’s market capitalization by approximately $39.5 billion. The Company also examines the carrying value of equity method investments for recoverability on a regular basis, based on a number of factors including financial condition and business prospects of the investee and the market value of the investee’s common stock. Downturns in telecommunications equipment and financial markets have created unique circumstances with regard to the assessment of goodwill and equity method investments for recoverability, and the Company has sought the counsel of the Staff of the SEC on the interpretation of generally accepted accounting principles with regard to these matters. The Company anticipates recording additional charges to reduce the carrying value of the unamortized goodwill and acquired equity method investments and such adjustments could represent a substantial portion of their carrying value. Some of these charges may be recorded as an adjustment to the Company’s financial statements at March 31, 2001 and should they be the Company would restate its March 31, 2001 financial statements in subsequent SEC filings.

Fiscal Calendar Change

The Company changed its fiscal calendar effective July 1, 2000. Fiscal years thereafter will end on the Saturday nearest to June 30, resulting in a 52 or 53 week fiscal year. The change will not result in any differences in fiscal 2001 financial results as compared to the Company’s prior fiscal calendar.

Impact of Recently Issued Accounting Standards

In December 1999, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements,” which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met in order to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company is required to implement SAB 101, effective the quarter ended June 30, 2001, with retroactive application to the beginning of the Company’s fiscal year. Although the Company has not yet completed its assessment of the impact of SAB 101, the Company’s preliminary assessment is that the impact of adopting SAB 101 on its financial position and results of operations in fiscal 2001 and thereafter, will not be material.

Note 2.Comprehensive Loss

The components of comprehensive loss, are as follows:

(in millions)                                        Three months ended          Nine months ended
                                                --------------------------  --------------------------
                                                  March 31,     March 31,     March 31,      March 31,
                                                    2001          2000          2001          2000
                                                    ----          ----          ----          ----

Net loss                                          $(1,293.1)     $(240.9)     $(3,205.2)     $(485.9)
Change in unrealized loss on
   available-for-sale investments, net of tax
                                                     (610.6)        (0.6)        (610.0)        (2.5)
Change in foreign currency translation
                                                      (22.3)        (1.2)         (40.9)         0.3
                                                ------------   ----------   ------------   ---------

Comprehensive loss                                $(1,926.0)     $(242.7)     $(3,856.1)     $(488.1)
                                                ============   ==========   ============   ==========

During the three months ended March 31, 2001, the Company recorded an impairment charge related to one of its available-for-sale securities under the provision of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The impairment charge of approximately $7.5 million related to a decline in the market value of one of the Company’s investments that was deemed to be other than temporary.

Note 3. Derivative Instruments and Hedging Activities

The Company adopted Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” as amended, as of the beginning of fiscal 2001. The standards require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The change in a derivative’s fair value related to the ineffective portion of a hedge, if any, will be immediately recognized in earnings. The effect of adopting SFAS 133, as amended, did not have a material effect on the Company’s financial position or overall trends in results of operations.

The Company’s objectives and strategies for holding and issuing derivatives is to minimize the transaction and translation risks associated with non-functional currency transactions. Currently, the Company does not enter into fair value or cash flow hedges.

The Company conducts its business in a number of foreign countries and sells its products directly to customers in Australia, Canada, China, France, Germany, Hong Kong, Japan, Netherlands, Taiwan, Singapore and the United Kingdom through its foreign subsidiaries. These sales are often denominated in the local country’s currency. Therefore, in the normal course of business, the Company’s financial position is routinely subjected to market risk associated with foreign currency rate fluctuations. The Company’s policy is to ensure that business exposure to foreign exchange risks are identified, measured and minimized using the most effective and efficient methods to eliminate or reduce such exposures. The Company has entered into a number of foreign currency forward contracts, but has not designated such contracts as hedges. The foreign currency forward contracts generally expire within 30 to 60 days. The change in fair value of these foreign currency forward contracts is recorded as income (loss) in the Company’s Statement of Operations. The Company does not use derivatives for trading purposes.

Note 4. Inventories

The components of inventory consist of the following (in millions):

                                              March 31,    June 30,
                                                 2001       2000
                                               -------     -------

Raw materials and purchased parts              $ 334.2     $ 159.5
Work in process                                  197.7       176.7
Finished goods                                   141.0        39.2
                                               -------     -------
                                               $ 672.9     $ 375.4
                                               =======     =======

Note 5. Intangible Assets, including Goodwill

The components of intangible assets are as follows (in millions):

                                                March 31,          June 30,
                                                  2001              2000
                                                  ----              ----

Goodwill                                       $ 60,961.3        $ 21,307.1
Purchased intangibles                             2,731.4           1,945.5
Licenses and other intellectual property              1.9               5.6
                                              ------------     ------------
                                                 63,694.6          23,258.2
Less: accumulated amortization                   (5,251.0)           (920.4)
                                              ------------     -------------
                                               $ 58,443.6        $ 22,337.8
                                              ============     =============

Note 6. Loss per Share

As the Company incurred a loss for the three and nine month periods ended March 31, 2001, the effect of dilutive securities, totaling 39.8 million and 53.9 million equivalent shares, respectively, have been excluded from the computation of loss per share, as their impact would be anti-dilutive. As the Company incurred a loss for the three and nine month periods ended March 31, 2000, the effect of dilutive securities, totaling 79.3 million and 74.4 million equivalent shares, respectively, have been excluded from the computation of loss per share, as their impact would be anti-dilutive. In connection with the acquisition of SDL (See Note 9), the Company issued 333.8 million shares of its common stock, and options to purchase 42.2 million additional shares of its common stock.

Note 7. Income Tax Expense

The Company recorded a tax provision of $698.6 million for the three month period ended March 31, 2001 as compared to $27.3 million in the same period of the prior year. For the nine months ended March 31, 2001, the Company recorded a tax provision of $792.2 million as compared to $57.8 million for the same period of the prior year. The tax provision recorded for each period differs from the expected tax benefit that otherwise would be calculated by applying the federal statutory rate to loss before income taxes primarily because of non-deductible acquisition-related charges.

Note 8.Operating Segments

During the three months ended March 31, 2001, JDS Uniphase changed the structure of its internal organization following the acquisition of SDL, Inc. (“SDL”) which became effective February 13, 2001 (see Note 9).

The Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by Statement of Financial Accounting Standards (“SFAS”) No. 131. The Chief Executive Officer allocates resources to each segment based on their business prospects, competitive factors, net sales and operating profits before interest, taxes, and certain purchase accounting related costs.

JDS Uniphase designs, develops, manufactures and markets optical components and modules at various levels of integration. The Company views its business as having two principal operating segments: (i) Amplification and Transmission Group, and (ii) WDM, Switching and Thin Film Filters Group. The Amplification and Transmission Group consists primarily of source lasers, pump lasers, pump modules, external modulators, transmitters, transceivers, optical photodetectors and receivers, and optical amplifier products used in telecommunications and cable television (“CATV”) applications. The WDM, Switching and Thin Film Filters Group includes wavelength division multiplexers (“WDM”), isolators, WDM couplers, monitor tap couplers, gratings, circulators, optical switches, tunable filters, thin film filters, micro-electro-mechanical-systems, instruments, waveguides, switches, industrial lasers, and optical display and projection products. The Company’s other operating segments, which are below the quantitative threshold defined by SFAS 131, are disclosed in the “all other” category and consist of internal manufacturing automation products and certain unallocated corporate-level operating expenses. All of the Company’s products are sold directly to original equipment manufacturers and industrial distributors throughout the world.

Information on reportable segments is as follows (in millions):

                                                      Three months ended             Nine months ended
                                                 ---------------------------  ----------------------------
                                                   March 31,     March 31,       March 31,      March 31,
                                                     2001          2000           2001           2000
                                                 ------------- -------------  -------------- -------------
  Amplification and Transmission:
       Shipments                                   $ 441.4       $ 173.1       $   960.7       $ 417.4
       Intersegment sales                             (7.8)         (1.2)          (22.9)         (1.5)
                                                 ------------- -------------  -------------- -------------
  Net sales to external customers                    433.6         171.9           937.8         415.9
       Operating income                              128.0          46.1           267.3         105.9

  WDM, Switching and Thin Film Filters:
       Shipments                                     525.6         242.6         1,775.1         537.9
       Intersegment sales                            (39.6)        (19.9)          (76.8)        (47.2)
                                                 ------------- -------------  -------------- -------------
  Net sales to external customers                    486.0         222.7         1,698.3         490.7
       Operating income                              152.2          76.0           617.8         183.1

  Net sales by reportable segments                   919.6         394.6         2,636.1         906.6
  All other net sales                                  0.5           --             (4.4)         (0.2)
                                                 ------------- -------------  -------------- -------------
                                                     920.1         394.6         2,631.7         906.4
                                                 ------------- -------------  -------------- -------------

  Operating income by reportable segment             280.2         122.1           885.1         289.0
  All other operating income (loss)                  (49.9)          6.7           (97.6)          6.5
  Unallocated amounts:
       Acquisition related charges and payroll
         tax on  stock option exercises           (2,552.1)       (352.4)       (4,860.1)       (749.8)
       Gain on sale of subsidiary and
         other related costs                       1,768.1           --          1,768.1           --
       Activity related to equity investments        (45.4)          --           (138.8)          --
       Interest and other income, net                  4.6          10.0            30.3          26.2
                                                 ------------- -------------  -------------- -------------
  Loss before income taxes                         $(594.5)      $(213.6)      $(2,413.0)      $(428.1)
                                                 ============= =============  ============== =============

Note 9. Acquisitions

During the first nine months of fiscal 2001, the Company completed several acquisitions, all of which have been accounted for using the purchase method of accounting. The table below summarizes the purchase transactions during the current fiscal year (in millions):

                                    Nine Months ended March 31, 2001
                                                                        In Process
                               Purchase    Purchased     Net Tangible   Research&
Acquisition       Date           Price     Intangibles     Assets       Development   Goodwill
-----------------------------------------------------------------------------------------------------
SDL             February-01   $41,514.8      $ 967.0        $617.4        $380.7      $39,549.7
OPA             January-01    $   168.5      $   5.6        $ (4.6)       $  3.0      $   124.5
Iridian         October-00    $    40.3      $   --         $  2.3        $           $    38.0
Epion*          September-00  $   184.5      $  14.6        $ 11.0        $  8.9      $   150.0
Other                         $    10.2      $   --         $ (0.3)       $  --       $    10.5

*The purchase price includes the issuance of contingent consideration based on milestones reached during the 9 months ended March 31, 2001, subsequent to the acquisition date.

SDL

On February 13, 2001, the Company completed the acquisition of SDL Inc., a world leader in providing products for optical communications and related markets, in a transaction accounted for as a purchase. The merger agreement provided for the exchange of 3.8 shares of the Company’s common stock and options to purchase shares of the Company’s common stock for each common share and outstanding option of SDL, respectively. The total purchase price of $41.5 billion included consideration of 333.8 million shares of the Company’s common stock valued at an average market price of $111.13 per common share. The average market price is based on the average closing price for a range of trading days around the announcement date (July 10, 2000) of the merger, which established the terms of the merger. In addition, the Company issued 42.2 million stock options to purchase shares of common stock valued at $4.1 billion in exchange for SDL options, which established the terms of the merger. The value of the options, as well as estimated direct transaction costs of $366.5 million, have been included as part of the total purchase cost.

The total purchase cost of the SDL merger is as follows (in millions):

     Value of securities issued                           $37,091.9
     Assumption of SDL options                              4,056.4
                                                  -----------------
                                                           41,148.3
     Estimated transaction costs                              366.5
                                                  -----------------
     Total purchase cost                                  $41,514.8
                                                  =================

                                                        Amount
                                                  -----------------
     Purchase Price Allocation:
       Tangible net assets                                $   617.4
        Intangible assets acquired:
           Existing technology                                455.4
           Core technology                                    214.2
           Trademarks and tradename                            46.0
           Assembled workforce                                 47.7
           Deferred compensation                              203.7
       Goodwill                                            39,549.7
       In-process research and development                    380.7
                                                  -----------------
     Total purchase price:
                                                          $41,514.8
                                                  =================

The purchase price allocation is preliminary and is dependent on receiving the final valuation of the intangible assets acquired and the Company’s final analysis, which it expects to complete during the fourth quarter of fiscal 2001.

Tangible net assets acquired include cash, accounts receivable, inventories and fixed assets (including an adjustment to write-up inventory of SDL of $22.9 million and an adjustment to write-up fixed assets of SDL of $6.9 million). Liabilities assumed principally include accounts payable, accrued compensation and accrued expenses.

A portion of the purchase price has been allocated to developed technology and acquired in-process research and development. Developed technology and in-process research and development (“IPR&D”) were identified and valued through analysis of data provided by SDL concerning developmental products, their stage of development, the time and resources needed to complete them, if applicable, their expected income generating ability, target markets and associated risks. The Income Approach, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the developed technology and IPR&D.

Developmental projects that had reached technological feasibility were classified as developed technology, and the value assigned to developed technology was capitalized. Where the developmental projects had not reached technological feasibility and had no future alternative uses, they were classified as IPR&D and charged to expense upon closing of the merger. The Company estimates that a total investment of $10.2 million in research and development over the next eighteen months will be required to complete the IPR&D. The nature of the efforts required to develop the purchased IPR&D into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements.

In valuing the IPR&D, the Company considered the importance of each project to the overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. The revenue estimates used to value the purchased IPR&D were based on estimates or relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by SDL and its competitors.

The rates utilized to discount the net cash flows to their present value are based on SDL’s weighted average cost of capital. Given the nature of the risks associated with the difficulties and uncertainties in completing each project and thereby achieving technological feasibility, anticipated market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets, the weighted average cost of capital was adjusted. Based on these factors, discount rates of 12 percent and 20 percent were deemed appropriate for the developed and in-process technology, respectively.

The estimates used in valuing IPR&D were based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Accordingly, actual results may vary from the projected results. Any such variance may result in a material adverse effect on SDL’s financial condition and results of operations.

The acquired existing technology, which is comprised of products that are already technologically feasible, includes products in most of SDL’s product lines. The Company is amortizing the acquired existing technology of approximately $455.4 million on a straight-line basis over an average estimated remaining useful life of five years. The acquired core technology represents SDL trade secrets and patents developed through years of experience in design, package and manufacture of laser components and modules for fiber optic telecommunication networks. SDL’s products are designed for long-haul applications, as well as emerging short-haul applications, such as metropolitan area networks. This proprietary know-how can be leveraged by the Company to develop new and improved products and manufacturing processes. The Company is amortizing the acquired core technology of approximately $214.2 million on a straight-line basis over an average estimated remaining useful life of five years.

The trademarks and trade names include the SDL trademark and trade name. The Company is amortizing the trademarks and trade names of approximately $46.0 million on a straight-line basis over an estimated remaining useful life of five years.

The acquired assembled workforce is comprised of over 2,200 skilled employees across SDL’s Executive, Research and Development, Manufacturing, Supervisor/Manager, and Sales and Marketing groups. The Company is amortizing the value assigned to the assembled workforce of approximately $47.7 million on a straight-line basis over an estimated remaining useful life of four years.

Goodwill, which represents the excess of the purchase price of an investment in an acquired business over the fair value of the underlying net identifiable assets, is being amortized on a straight-line basis over its estimated remaining useful life of five years.

The following unaudited pro forma summary presents the consolidated results of operations of the Company, excluding the charge for acquired in-process research and development, as if the acquisition of SDL (combining SDL with PIRI, Veritech and Queensgate) had occurred at the beginning of fiscal 2000 and does not purport to be indicative of what would have occurred had the acquisition been made as of the beginning of fiscal 2000 or of results which may occur in the future. The pro forma 2000 results of operations combines the consolidated results of operations of the Company, excluding the charge for acquired in-process research and development attributable to SDL, for the nine months ended March 31, 2000 and the historical results of operations of SDL (combining SDL with PIRI, Veritech and Queensgate) for the nine months ended March 31, 2000.

                                      For the nine months
     (in millions, except               ended March 31,
         per share data)           --------------------------
                                       2001        2000
                                   --------------------------
     Revenues                       $ 2,982.6    $ 1,142.7
     Net loss                       $(7,848.0)   $(8,493.7)
     Loss per share - basic and
     dilutive                       $   (5.82)   $   (8.86)

Effective June 30, 2000, the Company acquired E-TEK Dynamics, Inc. (“E-TEK”) and effective February 4, 2000, the Company acquired Optical Coating Laboratory, Inc. (“OCLI”) in transactions accounted for as purchases. Accordingly, the historical statement of operations of the Company for 2000 included above does not include the financial results of E-TEK and OCLI prior to the effective dates of their acquisitions. The following unaudited pro forma summary presents the consolidated results of operations of the Company, excluding the charges for acquired in-process research and development attributable to SDL, E-TEK and OCLI, for the nine months ended March 31, 2000, the historical results of operations of SDL (combining SDL with PIRI, Veritech and Queensgate) and E-TEK for the nine months ended March 31, 2000 and the historical results of operations of OCLI for the period from July 1, 1999 to February 3, 2000.

                                      For the nine months
     (in millions, except               ended March 31,
         per share data)           --------------------------
                                       2001        2000
                                   --------------------------
     Revenues                       $ 2,982.6    $  1,496.0
     Net loss                       $(7,848.0)   $(11,050.2)
     Loss per share - basic and
     dilutive                       $   (5.82)   $    (9.67)

OPA

In January 2001, the Company acquired Optical Process Automation Corp. (“OPA”) of Melbourne, Florida. OPA also has operations in Asheville, North Carolina. OPA designs and manufactures automated and semi-automated systems for the manufacture of fiberoptic components and modules. The transaction was accounted for as a purchase and accordingly, the accompanying financial statements include the results of operations of OPA subsequent to the acquisition date. The total purchase price of $168.5 million included consideration of 2.4 million shares of the Company’s common stock valued at $131.8 million, the issuance of options to purchase an additional 0.1 million shares of JDS Uniphase common stock valued at $36.5 million in exchange for OPA options and direct transaction costs of $0.2 million. The purchase price allocation included net tangible deficit of $4.6 million, acquired IPR&D of $3.0 million, purchased intangibles of $45.6 million (including $30.1 million related to deferred compensation on unvested options) and goodwill of $124.5 million that are expected to be amortized over a period of two to five years. The purchase price allocation is preliminary and is dependent upon the Company’s final analysis, which it expects to complete during the fourth quarter of fiscal 2001. Subject to the completion of certain milestones, the purchase agreement also provides for the issuance of additional shares of JDS Uniphase common stock, estimated to be approximately $250.0 million, with the final milestone payment scheduled to be paid on or prior to January 31, 2004.

Iridian Spectral Technologies Limited

In October 2000, the Company acquired the remaining 80.1 percent interest in Iridian Spectral Technologies Limited (“Iridian”) of Ottawa, Canada. Iridian is a supplier of custom designed thin film filters. The transaction was accounted for as a purchase and accordingly, the accompanying financial statements include the results of operations of Iridian subsequent to the acquisition date. The total purchase price of $40.3 million included consideration of 424,699 exchangeable shares of the Company’s subsidiary, JDS Uniphase Canada Ltd. valued at $34.6 million, $4.7 million in cash and direct transaction costs of $1.0 million. The purchase price allocation included net tangible assets of $2.3 million and goodwill of $38.0 million that is expected to be amortized over a period of five years. The purchase price allocation is preliminary and is dependent upon the Company’s final analysis, which it expects to complete during the fourth quarter of fiscal 2001.

Epion Corporation

In September 2000, the Company acquired Epion Corporation (“Epion”) of Billerica, Massachusetts. Epion is a developer of gas cluster ion beam (“GCIB”) technology and a manufacturer of pulsed laser deposition (“PLD”) equipment. The transaction was accounted for as a purchase and accordingly, the accompanying financial statements include the results of operations of Epion subsequent to the acquisition date. The initial purchase price of $95.3 million included consideration of 0.8 million shares of JDS Uniphase common stock valued at $86.8 million, the issuance of options to purchase an additional 91,862 shares of JDS Uniphase common stock valued at $8.2 million in exchange for Epion options and direct transaction costs of $0.3 million. The purchase price allocation included net tangible assets of $11.0 million, acquired IPR&D of $8.9 million, purchased intangibles of $14.6 million (including $3.7 million related to deferred compensation on unvested options) and goodwill of $60.8 million that are expected to be amortized over a period of three to five years. The purchase price allocation is preliminary and is dependent upon the Company’s final analysis, which it expects to complete during the fourth quarter of fiscal 2001. Subject to the completion of certain milestones, the merger agreement also provides for the issuance of additional shares of common stock, estimated to be approximately $150.0 million, with the final milestone payment scheduled to be paid on or prior to January 31, 2003. During the second and third quarters of 2001, Epion reached three milestones that resulted in the Company issuing 1.4 million shares of JDS Uniphase common stock valued at $98.7 million (including $9.5 million related to deferred compensation on unvested options).

E-TEK Dynamics, Inc.

During the three months ended September 30, 2000, the Company completed its assessment of the purchase price for E-TEK.

The total purchase cost of E-TEK is as follows (in millions):

  Value of securities issued                              $ 15,369.3
  Assumption of options                                      2,005.4
  Assumption of employee stock purchase plan                    45.5
                                                  -------------------
      Total equity consideration                            17,420.2
  Direct transactions costs and expenses                       103.0
                                                  -------------------
  Total purchase cost                                     $ 17,523.2
                                                  ===================

The purchase price allocation is as follows (in millions):

  Purchase Price Allocation:
     Tangible net assets acquired                         $    406.8
     Marketable equity investments                             950.0
     Intangible assets acquired:
        Developed technology
           Existing technology                                 248.7
           Core technology                                     168.5
        Trademark and tradename                                 60.4
        Assembled workforce                                     10.7
     In-process research and development                       250.6
     Goodwill                                               15,427.5
                                                  -------------------

  Total purchase price allocation                         $ 17,523.2
                                                  ===================

Note 10. Equity Method of Accounting

As of March 31, 2001, the Company had a 29 percent ownership stake in ADVA, a publicly traded German company that develops and manufactures fiber optic components and products and a 40 percent ownership stake in the Photonics Fund (“Photonics Fund”), LLP, a California limited liability partnership (the “Partnership”), which emphasizes privately negotiated venture capital equity investments. The Company accounts for its investments in ADVA and the Photonics Fund under the equity method. Due to the limited availability of timely data, the Company records the adjustments to its equity method investments in the subsequent quarter.

For the three and nine months ended March 31, 2001, the Company recorded $44.5 million and $133.7 million, respectively, in amortization expense related to the difference between the cost of the investment and the underlying equity in the net assets of ADVA. At June 30, 2000, the Company’s cost and estimated fair value of its investment in ADVA was $701.1 million. In the process of completing the E-TEK purchase accounting, the Company increased the cost and estimated fair value of its investment in ADVA to $931.5 million during the first fiscal quarter. The difference between the cost of the investment and the underlying equity in the net assets of ADVA is being amortized over a 5 year period. For the three and nine months ended March 31, 2001, the Company recorded a $0.6 million and $5.7 million net loss in ADVA relating to their three and six months ended December 30, 2000 financial results, respectfully. As of May 7, 2001, ADVA had not announced their financial results for the three months ended March 31, 2000. The Company will record its share of the income or loss of ADVA in the three months ended June 30, 2001.

In the three and nine months ended March 31, 2001, the Company recorded a loss of $0.3 million and a gain of $0.6 million, which represented the Company’s share of the earnings of the Photonics Fund Partnership for the three and six months ended December 30, 2000. The Company’s share of the gain of the Partnership for the three months ended March 31, 2001 was approximately $0.8 million, which will be recorded by the Company during the three months ended June 30, 2001.

Note 11. Sale of Subsidiary

On February 13, 2001, the Company completed the sale of its Zurich, Switzerland subsidiary to Nortel Networks (“Nortel”) for 65.7 million shares of Nortel common stock valued at $1,953.3 million, as well as up to an additional $500.0 million in Nortel common stock payable to the extent Nortel purchases do not meet certain levels under new and existing programs through December 31, 2003. After adjusting for the net costs of the assets sold and for the expenses associated with the divestiture, the Company realized a gain of $1,770.2 million. The shares of Nortel common stock are being accounted for as available-for-sale securities. At March 31, 2001, the fair value of the shares declined to $922.5 million. The unrealized loss on the Nortel common shares has been recorded, net of tax in other comprehensive income.

Note 12. Subsequent Events

On April 24, 2001, the Company announced a global realignment plan. The global realignment program is intended to align the Company’s resources and operations into a global structure that is competitive now and positions the Company to remain competitive in the future. This program includes a number of actions by the Company to reduce costs and expenses and align manufacturing capacity with customer demand. The Company will close several operations, vacate 25 buildings at operations to be closed, as well as at continuing operations, and reduce employment by approximately 5,000 people or 20 percent of current levels. In the fourth quarter of fiscal 2001, the Company will record one time charges for employee severance, consolidation of product lines, closing of some operations, vacating approximately 25 buildings, and inventory write-offs associated with the consolidation of different product designs and manufacturing processes onto single global manufacturing platforms. In addition to these one time charges, the Company will incur costs for accelerated depreciation associated with reductions in estimated lives of assets, moving and employee costs in the first three quarters of fiscal 2002 during the phasing out of certain facilities and equipment. It is anticipated that the costs of the global realignment program will be between $375.0 million and $425.0 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Recent Events

On February 13, 2001, the Company completed the acquisition of SDL Inc., a world leader in providing products for optical communications and related markets, in a transaction accounted for as a purchase. The merger agreement provided for the exchange of 3.8 shares of the Company’s common stock and options to purchase shares of the Company’s common stock for each common share and outstanding option of SDL, respectively. The total purchase price of $41.5 billion included consideration of 333.8 million shares of the Company’s common stock valued at an average market price of $111.13 per common share. The average market price is based on the average closing price for a range of trading days around the announcement date (July 10, 2000) of the merger, which established the terms of the merger. In addition, the Company issued 42.2 million stock options to purchase shares of common stock valued at $4.1 billion in exchange for SDL options, which established the terms of the merger. The value of the options, as well as estimated direct transaction costs of $366.5 million, have been included as part of the total purchase cost. See Note 9 of Notes to Condensed Consolidated Financial Statements.

On February 13, 2001, the Company completed the sale of its Zurich, Switzerland subsidiary to Nortel Networks (“Nortel”) for 65.7 million shares of Nortel common stock valued at $1,953.3 million, as well as up to an additional $500.0 million in Nortel common stock payable to the extent Nortel purchases do not meet certain levels under new and existing programs through December 31, 2003. After adjusting for the net costs of the assets sold and for the expenses associated with the divestiture, the Company realized a gain of $1,770.2 million. See Note 11of Notes to Condensed Consolidated Financial Statements.

On April 24, 2001, the Company announced a global realignment plan. The global realignment program is intended to align the Company’s resources and operations into a global structure that is competitive now and positions the Company to remain competitive in the future. This program includes a number of actions by the Company to reduce costs and expenses and align manufacturing capacity with customer demand. The Company will close several operations, vacate 25 buildings at operations to be closed, as well as at continuing operations, and reduce employment by approximately 5,000 people or 20 percent of current levels. In the fourth quarter of fiscal 2001, the Company will record one time charges for employee severance, consolidation of product lines, closing of some operations, vacating approximately 25 buildings, and inventory write-offs associated with the consolidation of different product designs and manufacturing processes onto single global manufacturing platforms. In addition to these one time charges, the Company will incur costs for accelerated depreciation, moving and employee costs in the first three quarters of fiscal 2002 during the phasing out of certain facilities and equipment. It is anticipated that the costs of the global realignment program will be between $375.0 million and $425.0 million. See Note 12 of Notes to Condensed Consolidated Financial Statements.

The Company is currently evaluating the carrying value of certain long-lived assets and acquired equity method investments, consisting primarily of $56.2 billion of goodwill and the Company’s $757 million equity method investment in ADVA (see Note 10) recorded on its balance sheet at March 31, 2001. Pursuant to accounting rules, the majority of the goodwill was recorded based on stock prices at the time merger agreements were executed and announced. The Company’s policy is to assess enterprise level goodwill if the market capitalization of the Company is less than its net assets. Goodwill will be reduced to the extent that net assets are greater than market capitalization. At March 31, 2001, the value of the Company’s net assets, including unamortized goodwill exceeded the Company’s market capitalization by approximately $39.5 billion. The Company also examines the carrying value of equity method investments for recoverability on a regular basis, based on a number of factors including financial condition and business prospects of the investee and the market value of the investee’s common stock. Downturns in telecommunications equipment and financial markets have created unique circumstances with regard to the assessment of goodwill and equity method investments for recoverability, and the Company has sought the counsel of the Staff of the SEC on the interpretation of generally accepted accounting principles with regard to these matters. The Company anticipates recording additional charges to reduce the carrying value of the unamortized goodwill and acquired equity method investments and such adjustments could represent a substantial portion of their carrying value. Some of these charges may be recorded as an adjustment to the Company’s financial statements at March 31, 2001 and should they be the Company would restate its March 31, 2001 financial statements in subsequent SEC filings.

Results of Operations - Third Quarter of 2001 Compared to Third Quarter of 2000

Net Sales.     For the three months ended March 31, 2001, net sales of $920.1 million represented an increase of $525.5 million or 133 percent compared to the same period of the prior year. Net sales for the Amplification and Transmission Group increased 152 percent in the three months ended March 31, 2001 compared to the comparable 2000 period. The increase in net sales for the Amplification and Transmission Group was due to the acquisitions of SDL and Epitaxx and higher unit sales volume of optical amplifiers, transmitters, modulators and pump lasers. Net sales for the WDM, Switching and Thin Film Filters Group increased 118 percent in the three months ended March 31, 2001 compared to the comparable 2000 period. The increase in net sales for the WDM, Switching and Thin Film Filters Group was primarily due to the acquisition of E-TEK and higher unit sales volume in wavelength division multiplexers (“WDM”), instruments and waveguides. The impact of the SDL and E-TEK acquisitions provided approximately $246.3 million of net sales for the three months ended March 31, 2001. Separate discussions with respect to net sales and operating profits for each of our reportable operating segments can be found under the heading Operating Segment Information.

Net sales for the three months ended March 31, 2001 are not indicative of the expected results for any future period. In addition, there can be no assurance that the market for our products will grow in future periods at its historical percentage rate or that certain market segments will not decline. Further, there can be no assurance that we will be able to increase or maintain our market share in the future or to achieve historical growth rates.

Gross Margin.     Gross margin decreased to 46 percent for the three months ended March 31, 2001 from 49 percent in the comparable 2000 period. The decrease in gross margin was primarily due to the following: (i) increased fixed costs due to manufacturing expansion; (ii) inventory write-downs due to lower sales estimates for future periods; (iii) price declines consistent with historical patterns; and, (iv) non-cash stock compensation of $7.4 million. These factors were partially offset by improved manufacturing efficiencies and a more favorable mix of higher margin products.

The Company’s gross margin can be affected by a number of factors, including product mix, customer mix, applications mix, product demand, pricing pressures, manufacturing constraints, higher costs resulting from new production facilities, product yield, and acquisitions of businesses that may have different margins than the Company’s margins. Considering these factors, gross margin fluctuations are difficult to predict and there can be no assurance that the Company will achieve or maintain gross margin percentages at historical levels in future periods.

Research and Development.     Research and development (“R&D”) expense was $98.0 million, or 11 percent of net sales for the three months ended March 31, 2001 as compared to $33.3 million, or 8 percent of net sales for the three ended March 31, 2000. The increase in R&D spending is primarily due to increased personnel costs and other expenses related to the development of new products and technologies, as well as the continued development and enhancement of existing products, non-cash stock compensation of $5.9 million, and the inclusion of our acquisitions completed subsequent to March 31, 2000.

We believe that continued investment in R&D is critical to attaining our strategic objectives. However, due to our recent announced global realignment program (see Note 12), we expect our absolute dollar amount of R&D expenses to decrease over the next three quarters. There can be no assurance that expenditures for R&D will be successful or that improved processes or commercial products will result from these projects.

Selling, General and Administrative Expense.      Selling, general and administrative (“SG&A”) expense was $139.1 million, or 15 percent of net sales for the three months ended March 31, 2001 as compared to $49.1 million, or 12 percent of net sales for the three months ended March 31, 2000. The increase in SG&A was primarily due to the following: (i) higher personnel-related costs to support the growth in sales and operations; (ii) increased professional service expenses; (iii) expansion of the information systems infrastructure to manage the Company’s growth; (iv) inclusion of our acquisitions completed subsequent to March 31, 2000; and, (v) non-cash stock compensation of $10.5 million.

Due to our recent announced global realignment program (see Note 12), we expect our absolute dollar amount of SG&A expenses to decrease over the next three quarters. We also expect to continue incurring charges to operations, which to date have been within management’s expectations, associated with integrating recent acquisitions.

Amortization of Purchased Intangibles.      For the three months ended March 31, 2001, amortization of purchased intangibles (“API”) expense of $2,129.0 million or 231 percent of net sales represented an increase of $1,879.4 million or 753 percent as compared to the same period of the prior year. The increase in API is primarily due to the intangible assets generated from the acquisitions of SDL and E-TEK, which were transactions accounted for as purchases. See Note 9 of Notes to Condensed Consolidated Financial Statements.

Our API expense will continue to generate net losses for the foreseeable future. The balance at March 31, 2001, of goodwill and other intangibles arising from acquisition activity was $58.4 billion, including the related deferred tax effect. See Note 5 of Notes to Consolidated Condensed Financial Statements. API expense could change because of other acquisitions or impairment of existing identified intangible assets and goodwill in future periods.

Acquired In-process Research and Development.      During February 2001, the Company acquired SDL which resulted in the write-off of purchased in-process research and development (“IPR&D”) of $380.7 million. During January 2001, the Company acquired Optical Process Automation Corp. which resulted in the write-off of IPR&D of $3.0 million. These amounts were expensed on the acquisition dates because the acquired technology had not yet reached technological feasibility and had no future alternative uses. There can be no assurance that acquisitions of businesses, products or technologies by us in the future will not result in substantial charges for acquired IPR&D that may cause fluctuations in our quarterly or annual operating results.

A description of the acquired in-process technologies, stage of development, estimated completion costs, and time to complete at the date of the mergers, as well as the current status of acquired in-process research and development projects for each acquisition can be found at the end of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Gain on Sale of Subsidiary.      On February 13, 2001, the Company completed the sale of its Zurich, Switzerland subsidiary to Nortel Networks (“Nortel”) for 65.7 million shares of Nortel common stock valued at $1,953.3 million. After adjusting for the net costs of the assets sold and for the expenses associated with the divestiture, the Company realized a gain of $1,770.2 million.

Activity Related to Equity Investments.      For the three months ended March 31, 2001, activity related to equity investments was a net loss of $45.4 million. This included $44.5 million of amortization expense related to the difference between the cost of the investment and the underlying equity in the net assets of ADVA and $0.9 million related to our share of the net income of the Photonics Fund and net loss of ADVA. See Note 10 of Notes to Condensed Consolidated Financial Statements.

Interest and Other Income.      Net interest income for the three months ended March 31, 2001 was $4.6 million compared to $10.0 million for the corresponding 2000 period. The decrease in net interest income during the three months ended March 31, 2001 was primarily due to an other than temporary impairment charge of $7.5 million in connection with its available-for-sale investments.

Income Tax Expense.     We recorded a tax provision of $698.6 million for the three months ended March 31, 2001 as compared to $27.3 million for the same period of the prior year. The tax provision recorded for each quarter differs from the tax benefit that otherwise would be calculated by applying the federal statutory rate to loss before income taxes primarily due to non-deductible acquisition-related charges.

Operating Segment Information

Amplification and Transmission Group.      Net sales for the Amplification and Transmission Group increased 152 percent in the three months ended March 31, 2001 compared to the comparable 2000 period. The increase in net sales for the Amplification and Transmission Group was due to the acquisitions of SDL and Epitaxx and higher unit sales volume of optical amplifiers, transmitters, modulators and pump lasers. Operating income as a percentage of net sales increased to 30 percent of net sales during the current quarter as compared to 27 percent for the comparable period in 2000. The increase in operating income as a percentage of net sales was due to improved manufacturing efficiencies, a more favorable mix of higher margin products and the acquisition of SDL, offset by price declines consistent with historical patterns and inventory write-downs and operating expenses.

WDM, Switching and Thin Film Filters.      Net sales for the WDM, Switching and Thin Film Filters Group increased 118 percent in the three months ended March 31, 2001 compared to the comparable 2000 period. The increase in net sales for the WDM, Switching and Thin Film Filters Group was primarily due to higher unit sales volume in wavelength division multiplexers (“WDM”), instruments and waveguides. Net sales for the three months ended March 31, 2001 also include a full quarter’s contribution of net sales from the acquisition of E-TEK. Operating income as a percentage of net sales declined to 31 percent of net sales during the current quarter as compared to 34 percent for the comparable period in 2000. The decrease in operating income as a percentage of net sales were due to price declines, inventory write-downs and operating expenses, partially offset by improved manufacturing efficiencies and a more favorable mix of higher margin products.

Results of Operations - Nine Months Ended March 31, 2001 compared to the Nine Months Ended March 31, 2000

Net Sales.     For the nine months ended March 31, 2001, net sales were $2,631.7 million an increase of $1,725.3 million or 190 percent compared to the same period of the prior year. Net sales for the Amplification and Transmission Group increased 125 percent in the nine months ended March 31, 2001 compared to the comparable 2000 period. The increase in net sales for the Amplification and Transmission Group was primarily due to higher unit sales volume of optical receivers, transmitters, modulators and pump lasers, and the acquisitions of SDL and Epitaxx. Net sales for the WDM, Switching and Thin Film Filters Group increased 246 percent in the nine months ended March 31, 2001 compared to the comparable 2000 period. The increase in net sales for the WDM, Switching and Thin Film Filters Group was primarily due to the acquisitions of E-TEK and OCLI and higher unit sales volume in wavelength division multiplexers (“WDM”), instruments and waveguides. The impact of the SDL, E-TEK and OCLI acquisitions provided approximately $899.5 million of net sales for the nine months ended March 31, 2001. Separate discussions with respect to net sales and operating profits for each of our reportable operating segments can be found under the heading Operating Segment Information.

Net sales for the nine month periods ended March 31, 2001 are not indicative of the expected results for any future period. In addition, there can be no assurance that the market for our products will grow in future periods at its historical percentage rate or that certain market segments will not decline. Further, there can be no assurance that we will be able to increase or maintain our market share in the future or to achieve historical growth rates.

Gross Margin.     Gross margin decreased to 48 percent for the nine months ended March 31, 2001 from 49 percent in the comparable 2000 period. The decrease in gross margin was primarily due to the following: (i) impact of purchase accounting adjustments of $60.1 million, (ii) price declines of certain products (iii) inventory write-downs due to lower sales estimates for future periods, and (iv) non-cash stock compensation of $7.4 million in the third quarter of 2001. These factors were offset by improved manufacturing efficiencies and more favorable mix of higher margin products.

The Company’s gross margin can be affected by a number of factors, including product mix, customer mix, applications mix, product demand, pricing pressures, manufacturing constraints, higher costs resulting from new production facilities, product yield, and acquisitions of businesses that may have different margins than ours. Considering these factors, gross margin fluctuations are difficult to predict and there can be no assurance that the Company will achieve or maintain gross margin percentages at historical levels in future periods.

Research and Development.     For the first nine months of 2001, research and development (“R&D”) was $231.6 million, or 9 percent of net sales as compared to $72.1 million, or 8 percent of net sales for the corresponding 2000 period. The increase in R&D spending is primarily due to the continued development and enhancement of the Company’s Amplification and Transmission, and WDM, Switching and Thin Film Filters products and the inclusion of our acquisitions completed during the periods presented.

We believe that continued investment in research and development is critical to attaining our strategic objectives. However, due to our recent announced global realignment program (see Note 12), we expect our absolute dollar amount of R&D expenses to decrease over the near future. There can be no assurance that expenditures for R&D will be successful or that improved processes or commercial products will result from these projects.

Selling, General and Administrative Expense.      Selling, general and administrative (“SG&A”) expense was $360.9 million, or 14 percent of net sales for the nine months ended March 31, 2001 as compared to $110.7 million, or 12 percent of net sales for the nine months ended March 31, 2000. The increase in SG&A was primarily due to the following: (i) higher personnel-related costs to support the growth in sales and operations; (ii) expansion of the information systems infrastructure to manage the Company’s growth; (iii) inclusion of our acquisitions completed subsequent to March 31, 2000; (vi) non-cash stock compensation charges; and, (v) higher payroll tax expenses related to the exercise of non-qualified stock option exercises.

We expect the absolute dollar amount of SG&A expenses to decrease in the future as part of our global realignment program (see Note 12). We also expect to continue incurring charges to operations, which to date have been within management’s expectations, associated with integrating recent acquisitions.

Amortization of Purchased Intangibles.     For the nine months ended March 31, 2001, API expense of $4,340.6 million, represented an increase of $3,733.0 or 614 percent as compared to the same period of the prior year. The increase in API is primarily due to the intangible assets generated from the acquisitions of SDL and E-TEK, which were transactions accounted for as purchases. See Note 9 of Notes to Condensed Consolidated Financial Statements.

Our API expense will continue to generate net losses for the foreseeable future. The balance at March 31, 2001, of goodwill and other intangibles arising from acquisition activity was $58.4 billion, including the related deferred tax effect. See Note 5 of Notes to Consolidated Condensed Financial Statements. API expense could change because of other acquisitions or impairment of existing identified intangible assets and goodwill in future periods.

Acquired In-process Research and Development.      During February 2001, the Company acquired SDL, Inc. which resulted in the write-off of purchased in-process research and development (“IPR&D”) of $380.7 million. During January 2001, the Company acquired Optical Process Automation Corp. which resulted in the write-off of IPR&D of $3.0 million. During September 2000, the Company acquired Epion Corporation which resulted in the write-off of IPR&D of $8.9 million. These amounts were expensed on the acquisition dates because the acquired technology had not yet reached technological feasibility and had no future alternative uses. There can be no assurance that acquisitions of businesses, products or technologies by us in the future will not result in substantial charges for acquired IPR&D that may cause fluctuations in our quarterly or annual operating results.

A description of the acquired in-process technologies, stage of development, estimated completion costs, and time to complete at the date of the mergers, as well as the current status of acquired IPR&D projects for each acquisition can be found at the end of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Gain on Sale of Subsidiary.      On February 13, 2001, the Company completed the sale of its Zurich, Switzerland subsidiary to Nortel Networks (“Nortel”) for 65.7 million shares of Nortel common stock valued at $1,953.3 million. After adjusting for the net costs of the assets sold and for the expenses associated with the divestiture, the Company realized a gain of $1,770.2 million.

Activity Related to Equity Investments.      For the nine months ended March 31, 2001, activity related to equity investments was a net loss of $138.8 million. This included $133.7 million of amortization expense related to the difference between the cost of the investment and the underlying equity in the net assets of ADVA and $5.1 million related to our share of the net income of the Photonics Fund and net loss of ADVA. See Note 10 of Notes to Condensed Consolidated Financial Statements.

Interest and Other Income.      Net interest income for the nine months ended March 31, 2001 was $30.3 million compared to $26.2 million for the corresponding 2000 period. The increase in interest and other income was the result of higher investment balances obtained through cash generated from operating activities, our acquisition of E-TEK and proceeds from the issuance of common stock under our stock option and stock purchase plans. These factors were partially offset by an other than temporary impairment charge of $7.5 million in connection with the Company’s available-for-sale investments.

Income Tax Expense.     For the nine months ended March 31, 2001, we recorded a tax provision of $792.2 million as compared to $57.8 million for the same period of the prior year. The tax provision recorded for each period differs from the tax benefit that otherwise would be calculated by applying the federal statutory rate to loss before income taxes primarily due to non-deductible acquisition-related charges.

Operating Segment Information

Amplification and Transmission Group.      Net sales for the Amplification and Transmission Group increased 125 percent in the nine months ended March 31, 2001 compared to the comparable 2000 period. The increase in net sales for the Amplification and Transmission Group was primarily due to higher unit sales volume of optical receivers, transmitters, modulators and pump lasers, and the acquisitions of SDL and Epitaxx. Operating income as a percentage of net sales increased to 29 percent of net sales during the nine months ended March 31, 2001 compared to 25 percent for the comparable period in 2000. The increase in operating income as a percentage of net sales was due to improved manufacturing efficiencies, the sale of higher margin new products and the acquisitions of SDL and Epitaxx, offset by price declines consistent with historical patterns and higher inventory reserve requirements.

WDM, Switching and Thin Film Filters.      Net sales for the WDM, Switching and Thin Film Filters Group increased 246 percent in the nine months ended March 31, 2001 compared to the comparable 2000 period. The increase in net sales for the WDM, Switching and Thin Film Filters Group was primarily due to the acquisitions of E-TEK and OCLI and higher unit sales volume in wavelength division multiplexers (“WDM”), instruments and waveguides. Net sales for the nine months ended March 31, 2001 also include a full nine months of contribution of net sales from the acquisition of E-TEK and seven additional months of contribution of net sales from the acquisition of OCLI. Operating income as a percentage of net sales was relatively flat at 36 percent of net sales during the first nine months of fiscal 2001 as compared to 37 percent to the comparable 2000 period.

Liquidity and Capital Resources

At March 31, 2001, our combined balance of cash, cash equivalents and short-term investments was $1,972.9 million, an increase of $858.6 million from June 30, 2000. Operating activities generated $289.4 million during the nine months ended March 31, 2001 primarily resulted from the following: (i) earnings before non-cash accounting charges for depreciation, IPR&D, stock based compensation, activity related to equity interests in equity investments, and amortization of intangibles, (ii) increase in deferred income taxes, and (iii) tax benefit from employee stock options. These cash inflows were partially offset by increases in accounts receivable and inventory and the gain on the divestiture of the Zurich subsidiary.

Cash used by investing activities was $801.5 million in the nine months ended March 31, 2001. We incurred capital expenditures of $561.0 million for facilities expansion and capital equipment purchases to expand our manufacturing capacities for our telecommunications products. We currently expect to spend approximately $190 million for capital equipment purchases and leasehold improvements during the remainder of 2001. During the first nine months of 2001, the Company invested excess net cash of $170.2 million in short term and long-term investments. In addition, merger related expenses, net of cash acquired used an additional $66.3 million.

Our financing activities for the nine months ended March 31, 2001 provided cash of $379.0 million as compared to $791.5 million in the same period of the prior year. The exercise of stock options and the sale of stock through our employee stock purchase plan provided $393.8 million in cash offset by the repayment of debt acquired of $22.6 million. Cash provided by financing activities in the prior year was primarily attributable to our sale of common stock in a public offering of common stock in August 1999.

We had outstanding debt totaling $23.6 million. This debt was assumed from entities we acquired in fiscal 2000. The Company can, at its election, prepay the debt. In addition, the Company has an U.S. dollar line of credit totaling $25.0 million and $1.0 billion Yen (approximately U.S. $9.0 million). As of March 31, 2001, the Company has not utilized any of these lines of credit.

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

We believe that our existing cash balances and investments, together with cash flow from operations will be sufficient to meet our liquidity and capital spending requirements at least through the foreseeable future. However, possible investments in or acquisitions of complementary businesses, products or technologies may require additional financing prior to such time. There can be no assurance that additional debt or equity financing will be available when required or, if available, can be secured on terms satisfactory to us.

Current Status of Acquired In-Process Research and Development Projects

We periodically review the stage of completion and likelihood of success of each of the in-process research and development (“IPR&D”) projects. The estimates used in valuing IPR&D were based upon assumptions we believe to be reasonable but which are inherently uncertain and unpredictable. Our assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Accordingly, actual results may vary from the projected results. Any such variance may result in a material adverse effect on our financial condition and results of operations.

The current status of the IPR&D projects for all major mergers and acquisitions during the past three years are as follows:

SDL

An independent appraiser performed a preliminary allocation of the total purchase price of SDL to its individual assets. Of the total purchase price, $380.7 million has been allocated to IPR&D and was charged to expense for the three months ended March 31, 2001. The remaining purchase price has been allocated specifically to identifiable assets acquired.

After allocating value to the IPR&D projects and SDL’s tangible assets, specific intangible assets were then identified and valued. The identifiable intangible assets include existing technology, core technology, trademarks and tradename, and assembled workforce.

The IPR&D is comprised of five main categories: (1) pump laser chips; (2) pump laser modules; (3) raman chips and amplifiers; (4) external modulators and drivers; and (5) industrial laser products. The following is a brief description of each IPR&D project as of the date of the acquisition:

Pump Laser Chips.     SDL supplies high power 980nm pump laser chips to provide power to optical amplifiers used in fiber optic systems. SDL’s pump laser chip development efforts support future generation optical amplifiers. SDL expects the development cycle for the current research and development project with respect to these products to continue for another one to two months, with expected completion dates in the second quarter of the calendar year 2001. Development costs incurred to date are approximately $1.6 million with estimated cost to complete of approximately $0.1 million, which SDL expects to incur ratably over the remainder of the development cycle.

Pump Laser Modules.     SDL supplies 980nm pump laser modules that lead the industry in output power and performance. SDL expects the development cycle for the current research and development project with respect to these pump laser modules to continue for another seven months, with expected completion dates in the fourth quarter of calendar year 2001. Development costs incurred to date are approximately $2.4 million with estimated cost to complete of approximately $5.3 million, which SDL expects to incur ratably over the remainder of the development cycle.

Raman Chips and Amplifiers.      SDL is engaged in the development of Raman chips and amplifiers, which are an emerging technology in fiber optic transmissions systems. Raman amplifiers differ from conventional EDFAs in that they use installed optical fiber as the amplification medium rather than erbium-doped fiber. SDL expects the development cycle for the current research and development project with respect to these Raman chips and amplifiers to continue for another eighteen months, with expected completion dates starting in the second quarter of the calendar year 2001 and finishing in the fourth quarter of calendar year 2002. Development costs incurred to date are approximately $15.7 million with estimated cost to complete of approximately $3.2 million, which SDL expects to incur ratably over the remainder of the development cycle.

External Modulators and Drivers.      SDL supplies external modulators that are utilized in very high channel count systems with very long propagation distances. Development costs incurred to date are approximately $2.9 million with estimated cost to complete of approximately $1.7 million, which SDL expects to incur ratably over the remainder of the development cycle.

Industrial Products.     SDL supplies products for non-communications applications. These include applications such as printing and materials processing. SDL expects the development cycle for the current research and development projects with respect to these industrial products to continue for another month, with an expected completion date in the second quarter of calendar year 2001. Development costs incurred to date are approximately $2.3 million with estimated cost to complete of approximately $0.1 million, which SDL expects to incur ratably over the remainder of the development cycle.

Value Assigned to In-Process Research and Development

The value assigned to IPR&D was determined by considering the relative importance of each project to the overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. The revenue estimates used to value the purchased IPR&D were based on estimates or relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by SDL and its competitors.

The rates utilized to discount the net cash flows to their present value are based on SDL’s weighted average cost of capital. Given the nature of the risks associated with the difficulties and uncertainties in completing each project and thereby achieving technological feasibility, anticipated market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets, the weighted average cost of capital was adjusted. Based on these factors, discount rates of 12 percent and 20 percent were deemed appropriate for the developed and in-process technology, respectively.

The estimates used in valuing IPR&D were based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Accordingly, actual results may vary from the projected results. Any such variance may result in a material adverse effect on SDL’s financial condition and results of operations.

With respect to the acquired in-process technologies, the calculations of value were adjusted to reflect the value creation efforts of SDL prior to the merger. Following are the estimated completion percentages with respect to the current research and development efforts and technology lives:

        Project                              Percent       Expected Technology Life
        -------                              ---------     ------------------------
                                             Completed
                                             ---------
Pump Laser Chips                                 92%             5 years
Pump Laser Modules                               50%             5 years
Raman Chips and Amplifiers                       64%             5 years
External Modulators and Drivers                  31%             5 years
Industrial Products                              74%             5 years

The value assigned to each acquired IPR&D project was as follows (in millions):

Pump Laser Chips                                           $140.8
Pump Laser Modules                                           22.7
Raman Chips and Amplifiers                                  113.7
External Modulators and Drivers                              87.4
Industrial Products                                          16.1
                                                           ------

Total acquired in-process research and development         $380.7
                                                           ======

A portion of the purchase price has been allocated to developed technology and IPR&D. Developed technology and IPR&D were identified and valued through analysis of data provided by SDL concerning developmental products, their stage of development, the time and resources needed to complete them, if applicable, their expected income generating ability, target markets and associated risks. The Income Approach, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the developed technology and IPR&D.

Where developmental projects had reached technological feasibility, they were classified as developed technology, and the value assigned to developed technology was capitalized. Where the developmental projects had not reached technological feasibility and had no future alternative uses, they were classified as IPR&D and charged to expense upon closing of the merger. The Company estimates that a total investment of $10.4 million in research and development over the next one month to eighteen months will be required to complete the IPR&D. The nature of the efforts required to develop the purchased IPR&D into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements.

OPA

An independent appraiser performed an allocation of the total purchase price of OPA to its individual assets. Of the total purchase price, $3.0 million has been allocated to IPR&D and was charged to expense in the quarter ended March 31, 2001. The remaining purchase price has been allocated specifically to identifiable assets acquired. The product under development at the time of acquisition was OptoMate which is an automated and semi-automated system for the manufacture of fiberoptic components and modules. The OptoMate project is substantially complete at a cost consistent with our expectations.

Epion

An independent appraiser performed an allocation of the total purchase price of Epion to its individual assets. Of the total purchase price, $8.9 million has been allocated to IPR&D and was charged to expense in the quarter ended September 30, 2000. The remaining purchase price has been allocated specifically to identifiable assets acquired.

The products under development at the time of acquisition included Gas Cluster Ion Beam technology used for atomic scale surface smoothing and cleaning where surface or film quality is of great importance.

Epion has incurred $1.3 million to date and estimates that a total investment of approximately $5.0 million in research and development over the next 24 months will be required to complete the IPR&D. The nature of the efforts required to develop the purchased IPR&D into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements.

E-TEK

The products under development at the time of acquisition included: (1) wavelength division multiplexers (WDM’s); (2) submarine products: and (3) other component products and modules. The WDM project has been completed at a cost consistent with our expectations. The submarine products are on schedule to be completed by the fourth quarter of calendar 2001. We have incurred costs of $0.8 million to date, with estimated costs to complete of $0.4 million. Our development efforts for Other Components and Modules include attenuators, circulators, switches, dispersion equalization monitors and optical performance monitors. Our development efforts are slightly behind schedule on some of these products, with estimated completion dates in the second and third quarters of calendar 2001. The costs incurred to date are approximately $3.5 million, with estimated costs to complete of $1.6 million. The estimated cost to complete this technology, in combination with our other continuing research and development expenses, will not be in excess of our historic expenditures for research and development as a percentage of our net sales. The differences between the actual outcome noted above and the assumptions used in the original valuation of the technology are not expected to significantly impact our results of operations and financial position.

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

OCLI

The products under development at the time of the acquisition included: (1) thin film filters and switches, (2) optical display and projection products, and (3) light interference pigments. Thin film filters includes switches and dispersion compensators. Dispersion compensators and other switches, are currently in the exploratory and prototype development stages of the development cycle. The expected development on these products is between 3 and 12 months. The Company has incurred post acquisition costs of approximately $4.9 million with an estimated cost to complete the remaining projects of $3.9 million, which the Company expects to incur ratably for the remainder of the development cycle.

The optical display and projection products development have been terminated due to the uncertainty of current market conditions. Light interference pigments are currently in the pilot stage of the development cycle for this product family and these projects are on schedule with completion expected in the fourth quarter of calendar year 2001. The Company has incurred post-acquisition research and development expenses of approximately $14.8 million and estimates that cost to complete these projects will be another $1.9 million which the Company expects to incur ratably over the remainder of the product development cycle.

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

EPITAXX

The products under development at the time of the acquisition included (1) high-speed receivers, and (2) an optical spectrum analyzer product. The high-speed receiver and optical spectrum analyzer have been completed at costs consistent with our expectations.

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

We use foreign currency forward contracts as the vehicle for reducing the foreign exchange risk with respect to assets and liabilities denominated in foreign currencies; however, we have not designated these derivatives to be hedging instruments. Therefore, all gains or losses resulting from the change in fair value of these contracts have been included in earnings in the current period. If the Company designates these types of contracts or other derivatives as hedges in the future, depending on the nature of the hedge, changes in the fair value of the derivatives will be offset against the change in fair value of assets, liabilities, or firm commitments through earnings (fair value hedges) or recognized in other comprehensive income until the hedged item is recognized in earnings (cash flow hedges). The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.

At March 31, 2001, the nominal value of our foreign currency forward contracts totaled approximately $41.6 million equivalent. All foreign currency forward contracts are carried at fair value and all positions had maturity dates within three months.

Interest Rates

We invest our cash in a variety of financial instruments, including fixed and floating rate bonds, municipal bonds, auction instruments and money market instruments. These investments are denominated in U.S. and Canadian dollars. Cash balances in foreign currencies overseas are operating balances and are primarily invested in short term deposits of a local operating bank.

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted because of a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company’s future investment income may fall short of expectations because of changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have seen a decline in market value because of changes in interest rates.

Our investments are made in accordance with an investment policy approved by the Board of Directors. Under this policy, no investment securities can have maturities exceeding three years and the average duration of the portfolio can not exceed eighteen months.

Risk Factors

If we fail to manage our growth, our business will suffer.

The optical networking business is growing, and hence, we are growing. We have made and expect to continue to make significant investments in our future growth through, among other things, internal expansion programs, internal product development and acquisitions and other strategic relationships. If we fail to effectively manage our growth, our business will suffer. Growth creates risks for us, some of which are discussed below.

Difficulties associated with our acquisition strategy could harm our business.

Our growth strategy includes acquisitions of other companies, technologies and product lines to complement our internally developed products. In fact, we are the product of several substantial acquisitions, including, among others, JDS FITEL on June 30, 1999, OCLI on February 4, 2000, E-TEK on June 30, 2000 and SDL on February 13, 2001. We expect to continue this strategy. Critical to the success of this strategy and, ultimately, our business as a whole, is the ordered, efficient integration of acquired businesses into our organization. If our integration efforts are unsuccessful, our businesses will suffer. Successful integration depends upon:

  our ability to integrate the manufacture, sale and marketing of the products of the businesses acquired with our existing products;
  our ability to complete product development programs and consolidate research and development efforts;
  our ability to retain key personnel of the acquired business and effectively organize the acquired business' personnel with our own;
  our ability to consolidate and reorganize operations with those of the acquired business; and
  our ability to expand our information technology systems (including accounting and financial systems, management controls and procedures).

Our integration efforts, which are ongoing, may not be successful and may result in unanticipated operations problems, expenses and liabilities and the diversion of management attention.

Moreover, our acquisition strategy is costly. For example, we have incurred direct costs associated with the combination of Uniphase and JDS FITEL of approximately $12.0 million, incurred approximately $8.0 million associated with the acquisition of OCLI, incurred approximately $92.0 million associated with the acquisition of E-TEK and incurred approximately $366.5 million associated with the acquisition of SDL. We may incur additional material charges in subsequent quarters to reflect additional costs associated with these and other combinations and acquisitions, which will be expensed as incurred.

Our Global Realignment Program may not be successful

As part of our continuing integration efforts and in response to the current economic slowdown, we recently commenced a Global Realignment Program, under which we are, among other things,

  consolidating our product development programs and eliminating overlapping programs, consolidating our manufacturing of several products from multiple sites into specific locations around the world, and realigning our sales organization to offer customers a single point of contact within the company, and creating regional and technical centers to streamline customer interactions with product line managers.

Implementation of the Global Realignment Program involves reductions in our workforce and facilities and, in certain instances, the relocation of products, technologies and personnel. We will incur significant expenses to implement the program and we expect to realize significant future cost savings as a result. As with our other integration efforts, the Global Realignment Program may not be successful in achieving the expected benefits within the expected timeframes, may be insufficient to align the Company’s operations with customer demand and the changes affecting our industry, may disrupt our operations, or may be more costly than currently anticipated.

If we fail to commercialize new product lines our business will suffer

We intend to continue to develop new product lines and to improve existing product lines to address our customers’ diverse and changing needs. However, our development of new products and improvements to existing products may not be successful, as:

  we may fail to complete the development of a new product or product improvement; or
  our customers may not purchase the new product or improved product because, among other things, the product is too expensive, is defective in design, manufacture or performance, or is uncompetitive, or because the product has been superceded by another product or technology.

Nonetheless, if we fail to successfully develop and introduce new products and improvements to existing products, our business will suffer.

Furthermore, new products require increased sales and marketing, customer support and administrative functions to support anticipated increased levels of operations. We may not be successful in creating this infrastructure nor may we realize any increased sales and operations to offset the additional expenses resulting from this increased infrastructure. In connection with our recent acquisitions, we have incurred expenses in anticipation of developing and selling new products. Our operations may not achieve levels sufficient to justify the increased expense levels associated with these new businesses.

Any failure of our information technology infrastructure could harm our business

We rely upon the capacity, reliability and security of our information technology hardware and software infrastructure and our ability to expand and update this infrastructure in response to our growth and changing needs. In connection with our growth, we are constantly updating our current information technology infrastructure and expect to incur significant costs and expend significant management and other resources relating to our upgrade efforts. Among other things, we are currently unifying our manufacturing, accounting, sales and human resource data systems using an Oracle platform and expanding and upgrading our networks and integrating our voice communications systems. Any failure to manage, expand and update our information technology infrastructure could impair our business.

We have manufacturing concerns

If we do not achieve acceptable manufacturing volumes, yields and costs, our business will suffer

Our success depends upon our ability to timely deliver products to our customers at acceptable volume and cost levels. The manufacture of our products involves highly complex and precise processes, requiring production in highly controlled and clean environments. Changes in our manufacturing processes or those of our suppliers, or their inadvertent use of defective or contaminated materials, could significantly impair our ability to meet our customers’ product volume and quality needs. Moreover, in some cases, existing manufacturing techniques, which involve substantial manual labor, may not achieve the volume or cost targets of our customers. In these cases, we will need to develop new manufacturing processes and techniques, which are anticipated to involve higher levels of automation, to achieve these targets, and we will need to undertake other efforts to reduce manufacturing costs. Currently, we are devoting significant funds and other resources to (a) the development of advanced manufacturing techniques to improve product volumes and yields and reduce costs, and (b) realign some of our product manufacturing to locations offering optimal labor costs. These efforts may not be successful. If we fail to achieve acceptable manufacturing yields, volumes and costs, our business will be harmed.

If our customers do not qualify our manufacturing lines for volume shipments, our operating results could suffer

Customers will not purchase any of our products, other than limited numbers of evaluation units, prior to qualification of the manufacturing line for the product. Each new manufacturing line must go through varying levels of qualification with our customers. This qualification process determines whether the manufacturing line achieves the customers’ quality, performance and reliability standards. Delays in qualification can cause a product to be dropped from a long-term supply program and result in significant lost revenue opportunity over the term of that program. We may experience delays in obtaining customer qualification of our new facilities. If we fail in the timely qualification of these or other new manufacturing lines, our operating results and customer relationships would be adversely affected.

Our operating results suffer as a result of accounting treatment of our acquisitions

Our operating results are impaired by purchase accounting treatment, primarily due to the impact of amortization of goodwill and other intangibles originating from acquisitions

Under U.S. generally accepted accounting principles, we accounted for most of our acquisitions using the purchase method of accounting. Under purchase accounting, we recorded the market value of our common shares and the exchangeable shares of our subsidiary, JDS Uniphase Canada Ltd., issued in connection with acquisitions and the fair value of the stock options assumed and the amount of direct transaction costs as the cost of acquiring these entities. That cost is allocated to the individual assets acquired and liabilities assumed, including various identifiable intangible assets such as in-process research and development, acquired technology, acquired trademarks and trade names and acquired workforce, based on their respective fair values. We allocated the excess of the purchase cost over the fair value of the net identifiable assets to goodwill.

The impact of purchase accounting on our operating results is significant. For the fiscal year ended June 30, 2000, we recorded an acquisition related amortization expense of $896.9 million, and such expense is expected to be approximately $7.5 billion for the fiscal year ending June 30, 2001.

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

The Company is currently evaluating the carrying value of certain long-lived assets and acquired equity method investments, consisting primarily of $56.2 billion of goodwill and the Company’s $757 million equity method investment in ADVA (see Note 10) recorded on its balance sheet at March 31, 2001. Pursuant to accounting rules, the majority of the goodwill was recorded based on stock prices at the time merger agreements were executed and announced. The Company’s policy is to assess enterprise level goodwill if the market capitalization of the Company is less than its net assets. Goodwill will be reduced to the extent that net assets are greater than market capitalization. At March 31, 2001, the value of the Company’s net assets, including unamortized goodwill exceeded the Company’s market capitalization by approximately $39.5 billion. The Company also examines the carrying value of equity method investments for recoverability on a regular basis, based on a number of factors including financial condition and business prospects of the investee and the market value of the investee’s common stock. Downturns in telecommunications equipment and financial markets have created unique circumstances with regard to the assessment of goodwill and equity method investments for recoverability, and the Company has sought the counsel of the Staff of the SEC on the interpretation of generally accepted accounting principles with regard to these matters. The Company anticipates recording additional charges to reduce the carrying value of the unamortized goodwill and acquired equity method investments and such adjustments could represent a substantial portion of their carrying value. Some of these charges may be recorded as an adjustment to the Company’s financial statements at March 31, 2001 and should they be the Company would restate its March 31, 2001 financial statements in subsequent SEC filings.

Our operating results and stock price fluctuate substantially

Operating results for future periods are never perfectly predictable even in the most certain of economic times, and we expect to continue to experience fluctuations in our quarterly results and in our guidance for financial performance in future periods. These fluctuations, which in the future may be significant, could cause substantial variability in the market price of our stock. In addition to those concerns discussed below, all of the concerns we have discussed under “Risk Factors” could affect our operating results from time to time.

Our operating results and stock price are affected by fluctuations in our customers' businesses

Our business is dependent upon product sales to telecommunications network system providers, who in turn are dependent for their business upon orders for fiberoptic systems from telecommunications carriers. Any downturn in the business of any of these parties affects us. Moreover, our sales often reflect orders shipped in the same quarter in which they are received, which makes our sales vulnerable to short-term fluctuations in customer demand and difficult to predict. In general, customer orders may be cancelled, modified or rescheduled after receipt. Consequently, the timing of these orders and any subsequent cancellation, modification or rescheduling of these orders have affected and will in the future affect our results of operations from quarter to quarter. Also, as our customers typically order in large quantities, any subsequent cancellation, modification or rescheduling of an individual order may alone affect our results of operations.

We are experiencing decreased sales and increased difficulty in predicting future operating results

As the result of currently unfavorable economic and market conditions, (a) our sales are declining, (b) we have recently reduced our guidance for future financial performance, and (c) we are unable to predict future sales accurately. The conditions contributing to this difficulty include:

  uncertainty regarding the capital spending plans of the major telecommunications carriers, upon whom our customers and, ultimately we, depend for revenues;
  the telecommunications carriers' current limited access to the capital required for expansion;
  our customers decreasing inventory levels, which, in turn, reduces our sales;
  lower near term sales visibility; and
  general market and economic uncertainty.

Based on these and other factors, many of our major customers have reduced, modified, cancelled or rescheduled orders for our products and have expressed uncertainty as to their future requirements. As a result, we currently anticipate that our net sales in future periods may decline. In addition, our ability to meet financial expectations for future periods may be impaired.

As a result of these and other factors, our stock price has declined substantially over the past year. Despite this decline, the market price of our stock and the stocks of many of the other companies in the optical components, modules and systems industries continue to trade at high multiples of earnings. An outgrowth of these multiples and market volatility is the significant vulnerability of our stock price and the stock prices of our customers and competitors to any actual or perceived fluctuation in the strength of the markets we serve, no matter how minor in actual or perceived consequence. Consequently, these multiples and, hence, market prices may not be sustainable. These broad market and industry factors have caused and may in the future cause the market price of our stock to decline, regardless of our actual operating performance or the operating performance of our customers.

Our sales are dependent upon a few key customers

Our customer base is highly concentrated. Historically, orders from a relatively limited number of optical system providers accounted for a substantial portion of our net sales. One customer, Alcatel accounted for over 10% of our net sales for the quarter ended March 31, 2001. In previous recent quarters, Alcatel, Nortel and Lucent were the only customers accounting for over 10% of quarterly sales. We expect that, for the foreseeable future, sales to a limited number of customers will continue to account for a high percentage of our net sales. Sales to any single customer may vary significantly from quarter to quarter. If current customers do not continue to place orders, we may not be able to replace these orders with new orders from new customers. In the telecommunications industry, our customers evaluate our products and competitive products for deployment in their telecommunications systems. Our failure to be selected by a customer for particular system projects can significantly impact our business, operating results and financial condition. Similarly, even if our customers select us, the failure of those customers to be selected as the primary suppliers for an overall system installation, could adversely affect us. Such fluctuations could materially harm our business.

Interruptions affecting our key suppliers could disrupt production, compromise our product quality and adversely affect our sales

We currently obtain various components included in the manufacture of our products from single or limited source suppliers. A disruption or loss of supplies from these companies or a price increase for these components would materially harm our results of operations, product quality and customer relationships. In addition, we currently utilize a sole source for the crystal semiconductor chip sets incorporated in our solid state microlaser products for use in our solid state laser products from Opto Power Corporation and GEC. We obtain lithium niobate wafers, gallium arsenide wafers, specialized fiber components and some lasers used in our telecommunications products primarily from Crystal Technology, Inc., Fujikura, Ltd., Philips Key Modules and Sumitomo, respectively. We do not have long-term or volume purchase agreements with any of these suppliers, and these components may not in the future be available in the quantities required by us, if at all.

Any failure to remain competitive in our industry would impair our operating results

If our business operations are insufficient to remain competitive in our industry, our operating results could suffer

The telecommunications markets in which we sell our products are highly competitive and characterized by rapid growth and converging technologies. In all aspects of our business, we face intense competition from established competitors and the threat of future competition from new and emerging companies. Among our current competitors are our customers, who are vertically integrated and either manufacture and/or are capable of manufacturing some or all of the products we sell to them. In addition to our current competitors, we expect that new competitors providing niche product solutions will increase in the future. To remain competitive with both our current and future competitors, we believe we must maintain a substantial investment in research and development, expanding our manufacturing capability, marketing, and customer service and support. We may not compete successfully in all or some of our markets in the future, and we may not have sufficient resources to continue to make such investments, or we may not make the technological advances necessary to maintain our competitive position so that our products will receive industry acceptance. In addition, technological changes, manufacturing efficiencies or development efforts by our competitors may render our products or technologies obsolete or uncompetitive.

Our industry is consolidating

Our industry is consolidating and we believe it will continue to consolidate in the future as companies attempt to strengthen or hold their market positions in an evolving industry. We believe that industry consolidation may provide stronger competitors that are better able to compete as sole-source vendors for customers. This could lead to more variability in operating results as we compete to be a single vendor solution and could impair our business.

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

We anticipate that average selling prices will decrease in the future in response to technological advances, to product introductions by competitors and by us or to other factors, including price pressures from significant customers. Therefore, we must continue to (1) timely develop and introduce new products that incorporate features that can be sold at higher selling prices and (2) reduce our manufacturing costs. Failure to achieve any or all of the foregoing could cause our net sales and gross margins to decline, which may harm our business.

If we fail to attract and retain key personnel, our business could suffer

Our future depends, in part, on our ability to attract and retain key personnel. In addition, our research and development efforts depend on hiring and retaining qualified engineers. Competition for highly skilled engineers is extremely intense, and we are currently experiencing difficulty in identifying and hiring qualified engineers in many areas of our business. We may not be able to hire and retain such personnel at compensation levels consistent with our existing compensation and salary structure. Our future also depends on the continued contributions of our executive officers and other key management and technical personnel, each of whom would be difficult to replace. We do not maintain a key person life insurance policy on our chief executive officer or any other officer. The loss of the services of one or more of our executive officers or key personnel or the inability to continue to attract qualified personnel could delay product development cycles or otherwise materially harm our business, financial condition and operating results.

We face risks related to our international operations and sales

Our customers are located throughout the world. In addition, we have significant offshore operations, including manufacturing facilities, sales personnel and customer support operations. Our operations outside North America include facilities in Great Britain, the Netherlands, Germany, Australia, the People’s Republic of China and Taiwan, ROC.

Our international presence exposes us to risks not faced by wholly-North American companies. Specifically, we face the following risks, among others:

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

Net sales to customers outside North America accounted for approximately 23%, 40% and 38% of our net sales in 2000, 1999 and 1998, respectively. We expect that sales to customers outside of North America will continue to account for a significant portion of our net sales. We continue to expand our operations outside of the United States and to enter additional international markets, both of which will require significant management attention and financial resources.

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

We have significant and increasing operations in the People’s Republic of China and those operations are subject to greater political, legal and economic risks than those faced by our other international operations. In particular, the political, legal and economic climate in China is extremely fluid and unpredictable. Among other things, the legal system in China, both at the national and regional levels, remains highly underdeveloped and subject to change, with little or no prior notice, for political or other reasons. Moreover, the enforceability of applicable existing Chinese laws and regulations is uncertain. These concerns are exacerbated for foreign businesses, such as ours, operating in China. Our business could be materially harmed by any modifications to the political, legal or economic climate in China or the inability to enforce applicable Chinese laws and regulations.

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

If we fail to successfully manage our exposure to worldwide financial markets, our operating results could suffer

We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. We utilize derivative financial instruments to mitigate these risks. We do not use derivative financial instruments for speculative or trading purposes. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, a majority of our marketable investments are floating rate and municipal bonds, auction instruments and money market instruments denominated in U.S. dollars. We mitigate currency risks of investments denominated in foreign currencies with forward currency contracts. If we designate such contracts as hedges and they are determined to be effective, depending on the nature of the hedge, changes in the fair value of derivatives will be offset against the change in fair value of assets, liabilities or firm commitments through earnings (fair value hedges) or recognized in other comprehensive income until the hedged item is recognized in earnings (cash flow hedges). The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. A substantial portion of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, we do enter into these transactions in other currencies, primarily Canadian and European currencies. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, we enter into foreign currency forward contracts. The contracts reduce, but do not always entirely eliminate, the impact of foreign currency exchange rate movements. Actual results on our financial position may differ materially.

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

Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q which are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. A forward-looking statement may contain words such as “plans,” “hopes,” “believes,” “estimates,” “will continue to be,” “will be,” “continue to,” “expect to,” “anticipate that,” ” to be” or “can impact.” These forward-looking statements include statements relating to our expectations as to:

  the timing of completion of the final purchase price allocations for our acquisitions of SDL, OPA, Iridian and Epion and the expected amortization schedule and amount of the goodwill associated with these acquisitions, the expected cost and the level and timing of benefits from our Global Realignment Program, including (1) expected cost reductions and their impact on the our financial performance, (2) expected improvement to our product and technology development programs, (3) expected improvements from consolidation of our manufacturing capabilities, (4) expected improvements to our sales and customer service efforts, and (5) the belief that the Global Realignment Program will position us well in the current business environment and prepare us for future growth with increasingly competitive new product offerings and long-term cost structure;
  the schedule and cost to complete our acquired in-process research and development and the expected amortization of such costs, the amount (both in absolute dollars and as a percentage of net sales) of our expenditures for research and development, selling, general and administrative, amortization of purchased intangibles and capital acquisitions and improvements, the sufficiency of existing cash balances and investments, together with cash flow from operations and available lines of credit to meet our liquidity and capital spending requirements at least through the end of calendar year 2001, the development costs, anticipated completion, introduction and projected revenues from new and developing products and technologies in the Amplification and Transmission Group, and WDM, Switching and Thin Film Filters Group.
  costs associated with prior, pending and future acquisitions and plans relating thereto and the continuation of our acquisition strategy, our intention to continue developing new and improving existing product lines, costs and resources associated with upgrading our technology hardware and software infrastructure, fluctuations in our quarterly results, the price of our common stock and in our guidance in future periods, increasing competition in niche product solutions,
  the anticipated decrease of net sales in future periods,
  increasing consolidation in our industry,
  our expectation that average selling prices for fiber optic components will decrease as a result of technological advances, introduction of new products and price pressures from customers, expansion of our worldwide manufacturing capacity,
  our plans with respect to the licensing of our intellectual property rights, the expectation that sales to a limited number of customers will continue to account for a high percentage of our net revenues, and the expectation that a significant portion of our net sales will be to customers and that we will continue to expand our operations outside of North America.

Management cautions that forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in such forward-looking statements. These risks and uncertainties include the risk that

  R&D expenditures will be materially greater or less than those expected, funds will be insufficient to meet our liquidity and capital resources requirements through the foreseeable future, development costs, anticipated completion, introduction and projected revenues from new and developing products and technologies may be materially different than anticipated, future acquisitions may not be completed as expected, or at all, our ongoing integration efforts, including, among other things, the Global Realignment Program, may not be successful in achieving their expected benefits, may be insufficient to align our operations with customer demand and the changes affecting our industry, or may be more costly than currently anticipated and our ongoing efforts to reduce product costs to our customers, through automation and other improved manufacturing processes may be unsuccessful.

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

PART II--OTHER INFORMATION

Item 1. Legal Proceedings

      N/A

Item 2. Changes in Securities

In January 2001, the Company acquired the outstanding shares of OPA in exchange for 2.4 million shares of the Company’s common stock, valued at $131.8 million and the issuance of options to purchase an additional 0.1 million shares of JDS Uniphase common stock valued at $36.5 million in exchange for OPA options. The issuance of the common stock was exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended. The stock was issued to former shareholders of OPA. Subject to the completion of certain milestones, the merger agreement also provides for the issuance of additional shares of common stock, valued at approximately $250.0 million, with the final milestone payment scheduled to be paid on or prior to January 31, 2004.

During the second and third quarter of fiscal 2001, the Company issued 1.4 million shares of the Company’s common stock in connection with the acquisition of Epion Corporation valued at $89.2 million. These shares were issued in connection with milestones achieved as part of initial purchase agreement. The issuance of the common stock was exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended.

Item 3. Defaults upon Senior Securities

      N/A

Item 4. Submission of Matters to a Vote of Security Holders

The Special Meeting of Stockholders (the “Special Meeting”) of the Company was held on February 12, 2001 to consider and vote upon a proposal to approve the issuance of shares of JDS Uniphase Corporation common stock under the Agreement and Plan of Merger, dated as of July 9, 2000, by and among JDS Uniphase Corporation, K2 Acquisition, Inc., a wholly owned subsidiary of JDS Uniphase Corporation, and SDL, Inc.

The voting results were:

            For               Against          Abstained
            ---               -------          ---------
         608,050,507          3,320,100        2,547,516

Item 5. Other Information

      N/A

Item 6. Exhibits and Reports on Form 8-K

     a)       Exhibits
              3.1(1)            Restated Certificate of Incorporation.

              3.2(2)            Certificate of Designation.

              3.3(3)            Certificate of Designation.

              3.4(4)            Certificate of Designation.

              3.5(5)            Bylaws of the Company, as amended.

              4.1(6)            Fourth Amended and Restated Rights Agreement.

              4.2(7)            Exchangeable Share Provisions  attaching to the
                                exchangeable shares of JDS Uniphase Canada Ltd.
                                (formerly 3506967 Canada Inc.).

              4.3(8)            Voting and Exchange Trust  Agreement  dated as of
                                July 6, 1999 between the Company, JDS Uniphase
                                Canada Ltd. and CIBC Mellon Trust Company.

              4.4(8)            Exchangeable Share Support Agreement dated as of
                                July 6, 1999 between the Company, JDS Uniphase
                                Canada Ltd. and JDS Uniphase Nova Scotia Company.

              4.5(8)            JDS Uniphase Canada Ltd. Rights Agreement dated as
                                of June 30, 1999 between the JDS Uniphase
                                Canada Ltd. and CIBC Mellon Trust Company.

              4.6(8)            Registration Rights Agreement dated as of July 6,
                                1999 between the Company, JDS Uniphase Canada
                                Ltd. and The Furukawa Electric Co., Ltd.
              ________________________

              (1)      Incorporated by reference to exhibit 3.1 to the Company's
                       Report on Form 10-K/A filed February 13, 2001.

              (2)      Incorporated by reference to exhibit 3.(i)(d) to the
                       Company's Report of Form 10-K filed  September 28, 1998.

              (3)      Incorporated by reference to exhibit 4.1 to the Company's
                       Registration Statement on Form S-3 filed July 14, 1999.

              (4)      Incorporated by reference to exhibit 10.3 to the Company's current Report on Form 8-K filed June 24, 1998.

              (5)      Incorporated by reference to exhibit 3.5 to the Company's
                       Report on Form 10-K/A filed February 13, 2001.

              (6)      Incorporated by reference to the Company's  Registration
                       Statement on Form 8-A 12G/A filed on February 13, 2001.

              (7)      Incorporated by reference to the Company's Definitive Proxy
                       Statement on Schedule 14A filed on June 2, 1999.

              (8)      Incorporated by reference to exhibits filed with the
                       Company’s Annual Report on Form 10-K for the period
                       ending June 30, 1999.

     b)       Reports on Form 8-K

The Company filed eight reports on Form 8-K during the quarter ended March 31, 2001. Information regarding the items reported on is as follows:

     Date of Report         Item reported on
     --------------         ----------------

     January 31, 2001       Regulation FD disclosure in connection with a
                            stockholder update delivered by the officers of the
                            Company on January 31, 2001 that included written
                            communication comprised of slides.

     February 1, 2001       Certain information that was inadvertently left out
                            of the description of Exhibit 99.1 to the Form 8-K
                            filed on January 31, 2001; therefore, an amended
                            Exhibit 99.1 was furnished.

     February 6, 2001       The sale of the Zurich business to Nortel Networks
                            Corp.

     February 14, 2001      Regulation FD disclosure in connection with an
                            investor presentation delivered by the officers of the
                            Company on February 13, 2001 that included information
                            contained in a script.

     February 26, 2001      The consummation of the Agreement and Plan of
                            Reorganization and Merger among JDS Uniphase
                            Corporation and SDL, Inc.

     February 28, 2001      The plan of certain Board of Directors and
                            Executive Officers under Rule 10b5-1 of the
                            Securities Exchange Act of 1934, as amended, for
                            trading in shares of Registrant's common stock.

     March 6, 2001          Regulation FD disclosure in connection with
                            revised guidance for future periods.

     March 23, 2001         SDL, Incorporated financial statements for the year
                            ended December 31, 2000 and Unaudited Pro Forma Condensed
                            Combined Statement of Operations for JDS Uniphase and SDL
                            for the six months ended December 31, 2000 and the twelve
                            months ended  June 30, 2000.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JDS Uniphase Corporation

(Registrant)

Date: May 10, 2001

By:	/s/ Anthony R. Muller

Anthony R. Muller
Executive Vice President and CFO (Principal Financial and Accounting Officer)