Form 10-Q/A
period 2001-03-31
JDS UNIPHASE CORP /CA/
filed 2001-09-19
CIK 912093

                              [JDS UNIPHASE LOGO]

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                  March 31, 2001
                               ------------------------------------------------
                                       OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                        to
                               ----------------------    ----------------------

Commission file number                   0-22874
                      ---------------------------------------------------------

                            JDS Uniphase Corporation
-------------------------------------------------------------------------------
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

                                 (408) 434-1800
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year
                          if changed since last report)

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

PART I--FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                            JDS UNIPHASE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (in millions)

                                                                   March 31,       June 30,
                                                                      2001            2000
                                                                  -----------     -----------
                                                                  (unaudited)
                                                                    Restated
ASSETS
Current assets:
   Cash and cash equivalents                                      $     136.7     $     319.0
   Short-term investments                                             1,836.2           795.3
   Accounts receivable, less allowance for doubtful accounts
      of $18.8 at March 31, 2001 and $8.2 at June 30, 2000              705.4           381.6
   Inventories                                                          672.9           375.4
   Deferred income taxes                                                 71.2            62.4
   Other current assets                                                  81.3            39.2
                                                                  -----------     -----------
      Total current assets                                            3,503.7         1,972.9

Property, plant and equipment, net                                    1,193.2           670.7
Deferred income taxes                                                   918.4           642.7
Intangible assets, including goodwill, net                           18,348.6        22,337.8
Long term investments                                                   204.1           760.9
Other assets                                                              6.9             4.1
                                                                  -----------     -----------
      Total assets                                                $  24,174.9     $  26,389.1
                                                                  ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                               $     285.0     $     195.2
   Accrued payroll and related expenses                                 169.3            98.8
   Income taxes payable                                                  86.9           108.6
   Accrued expenses and other current liabilities                       281.0           244.6
   Deferred income taxes                                                297.2              --
                                                                  -----------     -----------
      Total current liabilities                                   $   1,119.4           647.2

Deferred income taxes                                                   893.0           902.1
Accrued pension and other non-current liabilities                         4.5            20.2
Long-term debt                                                           23.6            41.0

Stockholders' equity:
   Preferred stock                                                         --              --
   Common stock and additional paid-in capital                       67,664.9        25,898.3
   Accumulated deficit                                              (44,862.4)       (1,102.5)
   Accumulated other comprehensive loss                                (668.1)          (17.2)
                                                                  -----------     -----------
      Total stockholders' equity                                     22,134.4        24,778.6
                                                                  -----------     -----------
      Total liabilities and stockholders' equity                  $  24,174.9     $  26,389.1
                                                                  ===========     ===========



     See accompanying notes to condensed consolidated financial statements

                            JDS UNIPHASE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in millions, except per share data)
                                   (unaudited)

                                                         Three months ended                 Nine months ended
                                                  --------------------------------   ------------------------------
                                                   March 31, 2001   March 31, 2000   March 31, 2001  March 31, 2000
                                                  ---------------   --------------   --------------  --------------
                                                      Restated                          Restated
Net sales                                           $      920.1     $      394.6     $    2,631.7     $   906.4
Cost of sales                                              494.2            202.1          1,380.7         466.6
                                                    ------------     ------------     ------------     ---------
Gross profit                                               425.9            192.5          1,251.0         439.8
Operating expenses
     Research and development                               98.0             33.3            231.6          72.1
     Selling, general and administrative                   440.8             49.1            662.7         110.7
     Amortization of purchased intangibles               2,120.2            249.6          4,331.7         607.6
     Reduction of goodwill                              39,777.2               --         39,777.2            --
     Acquired in-process research and research
     and development                                       383.7             84.1            392.6         103.7
                                                    ------------     ------------     ------------     ---------
Total operating expenses                                42,819.9            416.1         45,395.8         894.1

Loss from operations                                   (42,394.0)       (44,144.8)          (454.3)       (223.6)
Gain on sale of subsidiary                               1,770.2               --          1,770.2            --
Activity related to equity investments                    (759.9)              --           (853.4)           --
Interest and other income, net                               4.6             10.0             30.4          26.2
                                                    ------------     ------------     ------------     ---------
Loss before income taxes                               (41,379.1)          (213.6)       (43,197.6)       (428.1)
Income tax expense                                         468.8             27.3            562.3          57.8
                                                    ------------     ------------     ------------     ---------
Net loss                                            $  (41,847.9)    $     (240.9)    $  (43,759.9)    $  (485.9)
                                                    ============     ============     ============     =========
Basic and dilutive loss per share                   $     (36.63)   $       (0.32)   $      (43.02)   $    (0.70)
                                                    ============     ============     ============     =========
Shares used in per share calculation:
Basic and dilutive                                       1,142.5            747.6          1,017.3         696.1



     See accompanying notes to condensed consolidated financial statements

                            JDS UNIPHASE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in millions)
                                   (unaudited)

                                                                                                    Nine months ended
                                                                                                -------------------------
                                                                                                 March 31,      March 31,
                                                                                                    2001           2000
                                                                                                -----------     ---------
                                                                                                  Restated
Operating activities
   Net loss                                                                                     $ (43,759.9)    $ (486.0)
   Adjustments to reconcile net loss to net cash provided (used) by operating activities:
     Reduction of goodwill                                                                         39,777.2           --
     Acquired in-process research and development                                                     392.6        103.7
     Depreciation and amortization expense                                                          4,446.6        641.0
     Gain on sale of subsidiary                                                                    (1,770.2)          --
     Stock compensation                                                                                21.5           --
     Other than temporary decline in marketable equity securities                                       7.5           --
     Activity related to equity investments                                                           853.4           --
     Deferred income taxes                                                                            411.4        (47.6)
     Tax benefits from stock options                                                                   90.4          0.3
     Changes in operating assets and liabilities:
         Accounts receivable                                                                         (248.7)       (89.1)
         Inventories                                                                                 (211.7)       (55.5)
         Other current assets                                                                         (31.0)         0.9
         Accounts payable, accrued liabilities and other accrued expenses                               9.4        125.4
                                                                                                -----------     --------
Net cash provided (used) by operating activities                                                      (11.5)       193.1
                                                                                                -----------     --------

Investing activities
   Purchase of available for sale investments, net                                                   (104.9)      (668.3)
   Merger related expenses, net of cash acquired                                                      234.6        (91.6)
   Purchase of property, plant and equipment                                                         (561.0)      (153.9)
   Other investments                                                                                  (65.3)        (7.9)
   Increase in other assets                                                                            (4.0)        (0.1)
                                                                                                -----------     --------
Net cash used in investing activities                                                                (500.6)      (921.8)
                                                                                                -----------     --------

Financing activities
   Proceeds from issuance of common stock and private placement of exchangeable shares                   --        713.6
   Proceeds from issuance of common stock under stock option and stock purchase plans                 393.8         77.9
   Principal repayments on notes receivable from stockholders                                           7.8           --
   Repayment of debt acquired                                                                         (22.6)          --
                                                                                                -----------     --------
Net cash provided by financing activities                                                             379.0        791.5
                                                                                                -----------     --------

Effect of exchange rate changes on cash and cash equivalents                                          (49.2)          --

Increase (decrease) in cash and cash equivalents                                                     (182.3)        62.8
Cash and cash equivalents at beginning of period                                                      319.0         75.4
                                                                                                -----------     --------
Cash and cash equivalents at end of period                                                      $     136.7     $  138.2
                                                                                                ===========     ========

Net cash provided by operating activities excluding indirect acquisition costs paid to SDL
executives                                                                                      $     289.4     $  193.1



     See accompanying notes to condensed consolidated financial statements

                            JDS UNIPHASE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BUSINESS ACTIVITIES AND BASIS OF PRESENTATION


The financial information at March 31, 2001 and for the three and nine month periods ended March 31, 2001 and March 31, 2000 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the JDS Uniphase or the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such information does not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A for the year ended June 30, 2000 and the Form 8-K, as amended, filed on March 23, 2001 regarding the merger with SDL, Inc.

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

Restatement

Following consultation initiated by the Company with the Staff of the Securities and Exchange Commission, the Company is restating its previously reported financial statements for the three and nine month periods ended March 31, 2001. The condensed consolidated financial statements for the three and nine months ended March 31, 2001 have been restated to (i) reduce the carrying value of goodwill in the three months ended March 31, 2001 by approximately $39.8 billion (see Note 5); (ii) reclassify $300.9 million in amounts paid to certain SDL executives in connection with the acquisition, which were previously recorded as acquisition costs in the quarter ended March 31, 2001 as compensation expense for the period (see Note 9); (iii) adjust for other acquisition costs related to the acquisitions of SDL and E-TEK of $16.8 million (see Note 9); and (iv) write down the Company's investment in ADVA by $714.5 million due to an other than temporary decline in the fair value of this investment in the three months ended March 31, 2001 (see Note 10). Further information on these adjustments is available on Form 8-Ks filed on April 24, 2001 and July 26, 2001.

FISCAL CALENDAR CHANGE

The Company changed its fiscal calendar effective July 1, 2000. Fiscal years thereafter will end on the Saturday nearest to June 30, resulting in a 52 or 53 week fiscal year. The change will not result in any differences in fiscal 2001 financial results as compared to the Company's prior fiscal calendar.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met in order to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company is required to implement SAB 101, effective the quarter ended June 30, 2001, with retroactive application to the beginning of the Company's fiscal year. Although the Company has not yet completed its assessment of the impact of SAB 101, the Company's preliminary assessment is that the impact of adopting SAB 101 on its financial position and results of operations in fiscal 2001 and thereafter, will not be material.

In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. In addition, SFAS 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of Statement 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001 (i.e., the acquisition date is July 1, 2001 or after). We are currently evaluating the impact of SFAS 141.

In July 2001, the FASB issued Statements of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001. The Company will apply the new accounting rules beginning July 1, 2002. Because of the different transition dates for goodwill and intangible assets acquired on or before June 30, 2001 and those acquired after that date, pre-existing goodwill and intangibles will be amortized during this transition period until adoption whereas new goodwill and indefinite lived intangible assets acquired after June 30, 2001 will not. We are currently evaluating the impact of SFAS 142.

NOTE 2. COMPREHENSIVE LOSS

The components of comprehensive loss, are as follows:

(in millions)                                          Three months ended           Nine months ended
                                                   -------------------------    -------------------------
                                                    March 31,      March 31,     March 31,      March 31,
                                                       2001           2000          2001           2000
                                                   -----------     ---------    -----------     ---------
Net loss                                           $ (41,847.9)    $ (240.9)    $ (43,759.9)    $ (485.9)
Change in unrealized loss on
   available-for-sale investments, net of tax           (610.6)        (0.6)         (610.0)        (2.5)
Change in foreign currency translation                   (22.3)        (1.2)          (40.9)         0.3
                                                   -----------     --------     -----------     --------

Comprehensive loss                                 $ (42,480.8)    $ (242.7)    $ (44,410.8)    $ (488.1)
                                                   ===========     ========     ===========     ========


During the three months ended March 31, 2001, the Company recorded a charge related to one of its available-for-sale securities under the provision of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." A charge of approximately $7.5 million related to a decline in the market value of one of the Company's investments that was deemed to be other than temporary.

NOTE 3. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended, as of the beginning of fiscal 2001. The standards require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The change in a derivative's fair value related to the ineffective portion of a hedge, if any, will be immediately recognized in earnings. The effect of adopting SFAS 133, as amended, did not have a material effect on the Company's financial position or overall trends in results of operations.

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

NOTE 4. INVENTORIES

The components of inventory consist of the following (in millions):

                                       March 31,     June 30,
                                          2001         2000
                                       ---------    ---------
Raw materials and purchased parts      $   334.2    $   159.5
Work in process                            197.7        176.7
Finished goods                             141.0         39.2
                                       ---------    ---------
                                       $   672.9    $   375.4
                                       =========    =========

NOTE 5. INTANGIBLE ASSETS, INCLUDING GOODWILL

The components of intangible assets are as follows (in millions):

                                               March 31,        June 30,
                                                  2001            2000
                                              -----------     -----------
Goodwill                                      $  20,857.6     $  21,307.1
Purchased intangibles                             2,731.4         1,945.5
Licenses and other intellectual property              1.9             5.6
                                              -----------     -----------
                                                 23,590.9        23,258.2
Less: accumulated amortization                   (5,242.3)         (920.4)
                                              -----------     -----------
                                              $  18,348.6     $  22,337.8
                                              ===========     ===========

The Company, as part of its review of financial results for 2001, performed an assessment of the carrying value of the Company's long-lived assets to be held and used including significant amounts of goodwill and other intangible assets recorded in connection with its various acquisitions. The assessment was performed pursuant to Statement Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121) because of the significant negative industry and economic trends affecting both the Company's current operations and expected future sales as well as the general decline of technology valuations. The conclusion of that assessment was that the decline in market conditions within the Company's industry was significant and other than temporary. As a result, the Company recorded a charge of $39.8 billion to reduce goodwill during the third quarter of 2001 based on the amount by which the carrying amount of these assets exceeded their fair value. The write down is primarily related to the goodwill associated with the acquisitions of E-TEK and SDL. Fair value was determined based on discounted future cash flows for the operating entities that had separately identifiable cash flows. The cash flow periods used were five years using annual growth rates of 15 percent to 40 percent, the discount rate used was 13 percent, and the terminal values were estimated based upon terminal growth rates of 7 percent. The assumptions supporting the estimated future cash flows, including the discount rate and estimated terminal values, reflect management's best estimates. The discount rate was based upon the Company's weighted average cost of capital as adjusted for the risks associated with its operations.


NOTE 6. LOSS PER SHARE

As the Company incurred a loss for the three and nine month periods ended March 31, 2001, the effect of dilutive securities, totaling 39.8 million and 53.9 million equivalent shares, respectively, have been excluded from the computation of loss per share, as their impact would be anti-dilutive. As the Company incurred a loss for the three and nine month periods ended March 31, 2000, the effect of dilutive securities, totaling 79.3 million and 74.4 million equivalent shares, respectively, have been excluded from the computation of loss per share, as their impact would be anti-dilutive. In connection with the acquisition of SDL (See Note 9), the Company issued 333.8 million shares of its common stock, and options to purchase 42.6 million additional shares of its common stock.

NOTE 7. INCOME TAX EXPENSE

The Company recorded a tax provision of $468.8 million for the three month period ended March 31, 2001 as compared to $27.3 million in the same period of the prior year. For the nine months ended March 31, 2001, the Company recorded a tax provision of $562.3 million as compared to $57.8 million for the same period of the prior year. The tax provision recorded for each period differs from the expected tax benefit that otherwise would be calculated by applying the federal statutory rate to loss before income taxes primarily because of non-deductible acquisition-related charges and non-deductible reduction of goodwill.

NOTE 8. OPERATING SEGMENTS

During the three months ended March 31, 2001, JDS Uniphase changed the structure of its internal organization following the acquisition of SDL, Inc. ("SDL") which became effective February 13, 2001 (see Note 9).

The Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by Statement of Financial Accounting Standards ("SFAS") No.
131. The Chief Executive Officer allocates resources to each segment based on their business prospects, competitive factors, net sales and operating profits before interest, taxes, and certain purchase accounting related costs.

JDS Uniphase designs, develops, manufactures and markets optical components and modules at various levels of integration. The Company views its business as having two principal operating segments: (i) Amplification and Transmission Group, and (ii) WDM, Switching and Thin Film Filters Group. The Amplification and Transmission Group consists primarily of source lasers, pump lasers, pump modules, external modulators, transmitters, transceivers, optical photodetectors and receivers, and optical amplifier products used in telecommunications and cable television ("CATV") applications. The WDM, Switching and Thin Film Filters Group includes wavelength division multiplexers ("WDM"), isolators, WDM couplers, monitor tap couplers, gratings, circulators, optical switches, tunable filters, thin film filters, micro-electro-mechanical-systems, instruments, waveguides, switches, industrial lasers, and optical display and projection products. The Company's other operating segments, which are below the quantitative threshold defined by SFAS 131, are disclosed in the "all other" category and consist of internal manufacturing automation products and certain unallocated corporate-level operating expenses. All of the Company's products are sold directly to original equipment manufacturers and industrial distributors throughout the world.

Information on reportable segments is as follows (in millions):


                                                          Three months ended             Nine months ended
                                                      --------------------------     -------------------------
                                                       March 31,       March 31,      March 31,      March 31,
                                                          2001           2000            2001           2000
                                                      -----------     ----------     -----------     ---------
Amplification and Transmission:
     Shipments                                        $     441.4     $    173.1     $     960.7     $   417.4
     Intersegment sales                                      (7.8)          (1.2)          (22.9)         (1.5)
                                                      -----------     ----------     -----------     ---------
Net sales to external customers                             433.6          171.9           937.8         415.9
     Operating income                                       128.0           46.1           267.3         105.9

WDM, Switching and Thin Film Filters:
     Shipments                                              525.6          242.6         1,775.1         537.9
     Intersegment sales                                     (39.6)         (19.9)          (76.8)        (47.2)
                                                      -----------     ----------     -----------     ---------
Net sales to external customers                             486.0          222.7         1,698.3         490.7
     Operating income                                       152.2           76.0           617.8         183.1


Net sales by reportable segments                            919.6          394.6         2,636.1         906.6
All other net sales                                           0.5             --            (4.4)         (0.2)
                                                      -----------     ----------     -----------     ---------
                                                            920.1          394.6         2,631.7         906.4
                                                      -----------     ----------     -----------     ---------

Operating income by reportable segment                      280.2          122.1           885.1         289.0
All other operating income (loss)                           (49.9)           6.7           (97.6)          6.5
Unallocated amounts:
     Acquisition related charges and payroll tax
       on  stock option exercises                       (42,622.2)        (352.4)      (44,930.2)       (749.8)
     Gain on sale of subsidiary and
       Other related costs                                1,768.1             --         1,768.1            --
     Activity related to equity investments                (759.9)            --          (853.4)           --
     Interest and other income, net                           4.6           10.0            30.4          26.2
                                                      -----------     ----------     -----------     ---------
Loss before income taxes                              $ (41,379.1)    $   (213.6)    $ (43,197.6)    $  (428.1)
                                                      ===========     ==========     ===========     =========

NOTE 9. ACQUISITIONS

During the first nine months of fiscal 2001, the Company completed several acquisitions, all of which have been accounted for using the purchase method of accounting. The table below summarizes the purchase transactions during the current fiscal year (in millions):

                        Nine Months ended March 31, 2001

                                                                                    In Process
                                    Purchase      Purchased       Net Tangible       Research &
Acquisition         Date             Price       Intangibles         Assets         Development      Goodwill
-----------         ------------   ---------     -----------      ------------      -----------     ---------
SDL                  February-01   $41,193.1       $ 967.0           $617.4            $380.7       $39,228.0
OPA                   January-01   $   168.5       $  45.6           $ (4.6)           $  3.0       $   124.5
Iridian               October-00   $    40.3       $    --           $  2.3            $   --       $    38.0
Epion*              September-00   $   184.5       $  14.6           $ 11.0            $  8.9       $   150.0
Other                              $    10.2       $    --           $ (0.3)           $   --       $    10.5

* The purchase price includes the issuance of contingent consideration based on milestones reached during the 9 months ended March 31, 2001, subsequent to the acquisition date.

SDL

On February 13, 2001, the Company completed the acquisition of SDL Inc., a world leader in providing products for optical communications and related markets. The transaction was accounted for as a purchase and accordingly, the accompanying financial statements include the results of operations of SDL subsequent to the acquisition date. The merger agreement provided for the exchange of 3.8 shares of the Company's common stock and options to purchase shares of the Company's common stock for each common share and outstanding option of SDL, respectively. The total purchase price of $41.2 billion included consideration of 333.8 million shares of the Company's common stock valued at an average market price of $111.13 per common share. The average market price is based on the average closing price for a range of trading days around the announcement date (July 10, 2000) of the merger. In addition, the Company issued options to purchase 42.6 million shares of common stock valued at $4.1 billion in exchange for SDL options. The Company also provided cash consideration of $0.2 million to the former shareholders of SDL in respect of fractional shares relinquished in connection with the acquisition. The value of the options, as well as estimated direct transaction costs of $44.6 million, have been included as part of the total purchase cost.

The total purchase cost of the SDL merger is as follows (in millions):

Value of securities issued       $  37,091.9
Assumption of SDL options            4,056.4
Cash consideration                       0.2
                                 -----------
   Total consideration              41,148.5
Estimated transaction costs             44.6
                                 -----------
Total purchase cost              $  41,193.1
                                 ===========

The purchase price allocation is as follows (in millions):

  Tangible net assets                      $     617.4
   Intangible assets acquired:
      Existing technology                        455.4
      Core technology                            214.2
      Trademarks and tradename                    46.0
      Assembled workforce                         47.7
  Deferred compensation                          203.7
  Goodwill                                    39,228.0
  In-process research and development            380.7
                                           -----------
  Total purchase price:                    $  41,193.1
                                           ===========

Tangible net assets acquired include cash, accounts receivable, inventories and fixed assets (including an adjustment to write-up inventory of SDL to fair value by $22.9 million and an adjustment to write-up fixed assets of SDL to fair value by $5.8 million). Liabilities assumed principally include accounts payable, accrued compensation and accrued expenses.

The Company paid certain SDL executives $300.9 million in consideration of their agreement to amend their change of control agreements and enter into non-compete agreements with the Company. These costs were charged to selling, general and administrative expense as compensation expense during the third quarter of 2001.

A portion of the purchase price has been allocated to developed technology and acquired in-process research and development. Developed technology and in-process research and development ("IPR&D") were identified and valued through analysis of data provided by SDL concerning developmental products, their stage of development, the time and resources needed to complete them, if applicable, their expected income generating ability, target markets and associated risks. The Income Approach, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the developed technology and IPR&D.

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

In valuing the IPR&D, the Company considered the importance of each project to the overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. The sales estimates used to value the purchased IPR&D were based on estimates or relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by SDL and its competitors.

The rates utilized to discount the net cash flows to their present value are based on SDL's weighted average cost of capital. Given the nature of the risks associated with the difficulties and uncertainties in completing each project and thereby achieving technological feasibility, anticipated market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets, the weighted average cost of capital was adjusted. Based on these factors, discount rates of 12 percent and 20 percent were deemed appropriate for the developed and in-process technology, respectively.

The estimates used in valuing IPR&D were based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Accordingly, actual results may vary from the projected results. Any such variance may result in a material adverse effect on SDL's financial condition and results of operations.

The acquired existing technology, which is comprised of products that are already technologically feasible, includes products in most of SDL's product lines. The Company is amortizing the acquired existing technology of approximately $455.4 million on a straight-line basis over an average estimated remaining useful life of five years. The acquired core technology represents SDL trade secrets and patents developed through years of experience in design, package and manufacture of laser components and modules for fiber optic telecommunication networks. SDL's products are designed for long-haul applications, as well as emerging short-haul applications, such as metropolitan area networks. This proprietary know-how can be leveraged by the Company to develop new and improved products and manufacturing processes. The Company is amortizing the acquired core technology of approximately $214.2 million on a straight-line basis over an average estimated remaining useful life of five years.

The trademarks and trade names include the SDL trademark and trade name. The Company is amortizing the trademarks and trade names of approximately $46.0 million on a straight-line basis over an estimated remaining useful life of five years.

The acquired assembled workforce is comprised of over 1,660 skilled employees across SDL's Executive, Research and Development, Manufacturing, Supervisor/Manager, and Sales and Marketing groups. The Company is amortizing the value assigned to the assembled workforce of approximately $47.7 million on a straight-line basis over an estimated remaining useful life of four years.

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

                              For the nine months
                                ended March 31,
(in millions, except      --------------------------
 per share data)             2001             2000
                          ----------       ---------
Revenues                  $  2,982.6       $ 1,142.7
Net loss                  $(48,402.8)      $(8,493.7)
Loss per share --
basic and dilutive        $   (35.90)      $   (8.86)

Effective June 30, 2000, the Company acquired E-TEK Dynamics, Inc. ("E-TEK") and effective February 4, 2000, the Company acquired Optical Coating Laboratory, Inc. ("OCLI") in transactions accounted for as purchases. Accordingly, the historical statement of operations of the Company for 2000 included above does not include the financial results of E-TEK and OCLI prior to the effective dates of their acquisitions. The following unaudited pro forma summary presents the consolidated results of operations of the Company, excluding the charges for acquired in-process research and development attributable to SDL, E-TEK and OCLI, for the nine months ended March 31, 2000, the historical results of operations of SDL (combining SDL with PIRI, Veritech and Queensgate) and E-TEK for the nine months ended March 31, 2000 and the historical results of operations of OCLI for the period from July 1, 1999 to February 3, 2000.

                             For the nine months
                               ended March 31,
(in millions, except     --------------------------
 per share data)            2001            2000
                         ----------      ----------
Revenues                 $  2,982.6      $  1,496.0
Net loss                 $(48,402.8)     $(11,050.2)
Loss per share --
basic and dilutive       $   (35.90)     $    (9.67)

OPA

In January 2001, the Company acquired Optical Process Automation Corp. ("OPA") of Melbourne, Florida. OPA also has operations in Asheville, North Carolina. OPA designs and manufactures automated and semi-automated systems for the manufacture of fiberoptic components and modules. The transaction was accounted for as a purchase and accordingly, the accompanying financial statements include the results of operations of OPA subsequent to the acquisition date. The total purchase price of $168.5 million included consideration of 2.4 million shares of the Company's common stock valued at $131.8 million, the issuance of options to purchase an additional 0.7 million shares of JDS Uniphase common stock valued at $36.5 million in exchange for OPA options and direct transaction costs of $0.2 million. The purchase price allocation included net tangible deficit of $4.6 million, acquired IPR&D of $3.0 million, purchased intangibles of $15.5 million, $30.1 million related to deferred compensation on unvested options and goodwill of $124.5 million. The purchased intangibles and goodwill are expected to be amortized over a period of two to seven years. The purchase price allocation is preliminary and is dependent upon the Company's final analysis, which it expects to complete during the fourth quarter of fiscal 2001. Subject to the completion of certain milestones, the purchase agreement also provides for the issuance of additional shares of JDS Uniphase common stock, estimated to be approximately $250.0 million, with the final milestone payment scheduled to be paid on or prior to January 31, 2004.

IRIDIAN SPECTRAL TECHNOLOGIES LIMITED

In October 2000, the Company acquired the remaining 80.1 percent interest in Iridian Spectral Technologies Limited ("Iridian") of Ottawa, Canada. Iridian is a supplier of custom designed thin film filters. The transaction was accounted for as a purchase and accordingly, the accompanying financial statements include the results of operations of Iridian subsequent to the acquisition date. The total purchase price of $40.3 million included consideration of 0.4 million exchangeable shares of the Company's subsidiary, JDS Uniphase Canada Ltd. valued at $34.6 million, $4.7 million in cash and direct transaction costs of $1.0 million. The purchase price allocation included net tangible assets of $2.3 million and goodwill of $38.0 million that is expected to be amortized over a period of five years. The purchase price allocation is preliminary and is dependent upon the Company's final analysis, which it expects to complete during the fourth quarter of fiscal 2001.

EPION CORPORATION

In September 2000, the Company acquired Epion Corporation ("Epion") of Billerica, Massachusetts. Epion is a developer of gas cluster ion beam ("GCIB") technology and a manufacturer of pulsed laser deposition ("PLD") equipment. The transaction was accounted for as a purchase and accordingly, the accompanying financial statements include the results of operations of Epion subsequent to the acquisition date. The initial purchase price of $95.3 million included consideration of 0.8 million shares of JDS Uniphase common stock valued at $86.8 million, the issuance of options to purchase an additional 91,862 shares of JDS Uniphase common stock valued at $8.2 million in exchange for Epion options and direct transaction costs of $0.3 million. The purchase price allocation included net tangible assets of $11.0 million, acquired IPR&D of $8.9 million, purchased intangibles of $10.9 million, $3.7 million related to deferred compensation on unvested option, and goodwill of $60.8 million. The purchased intangibles and goodwill are expected to be amortized over a period of three to five years. The purchase price allocation is preliminary and is dependent upon the Company's final analysis, which it expects to complete during the fourth quarter of fiscal 2001. Subject to the completion of certain milestones, the merger agreement also provides for the issuance of additional shares of common stock, estimated to be approximately $150.0 million, with the final milestone payment scheduled to be paid on or prior to January 31, 2003. During the second and third quarters of 2001, Epion reached three milestones that resulted in the Company issuing 1.4 million shares of JDS Uniphase common stock valued at $98.7 million (including $9.5 million related to deferred compensation on unvested options).

E-TEK DYNAMICS, INC.

During the three months ended March 31, 2001, the Company completed its assessment of the purchase price for E-TEK.

The total purchase cost of E-TEK is as follows (in millions):

Value of securities issued                      $  15,369.3
Assumption of options                               2,005.4
Cash consideration                                     53.9
Assumption of employee stock purchase plan             45.5
                                                -----------
    Total consideration                            17,474.1
Direct transactions costs and expenses                 32.3
                                                -----------
Total purchase cost                             $  17,506.4
                                                ===========

The purchase price allocation is as follows (in millions):

   Tangible net assets acquired             $     395.0
   Marketable equity investments                  950.0
   Intangible assets acquired:
      Developed technology:
         Existing technology                      248.7
         Core technology                          168.5
      Trademark and tradename                      60.4
      Assembled workforce                          10.7
   In-process research and development            250.6
   Goodwill                                    15,422.5
                                            -----------
   Total purchase price allocation          $  17,506.4
                                            ===========

NOTE 10. EQUITY METHOD OF ACCOUNTING

As of March 31, 2001, the Company had a 29 percent ownership stake in ADVA, a publicly traded German company that develops and manufactures fiber optic components and products and a 40 percent ownership stake in the Photonics Fund ("Photonics Fund"), LLP, a California limited liability partnership (the "Partnership"), which emphasizes privately negotiated venture capital equity investments. The Company accounts for its investments in ADVA and the Photonics Fund under the equity method. Due to the limited availability of timely data, the Company records the adjustments to its equity method investments in the subsequent quarter.

At June 30, 2000, the Company's cost and estimated fair value of its investment in ADVA was $701.1 million. In the process of completing the E-TEK purchase accounting, the Company increased the cost and estimated fair value of its investment in ADVA to $931.5 million during the first fiscal quarter. The difference between the cost of the investment and the underlying equity in the net assets of ADVA is being amortized over a 5 year period. For the three and nine months ended March 31, 2001, the Company recorded $44.5 million and $133.7 million, respectively, in amortization expense related to the difference between the cost of the investment and the underlying equity in the net assets of ADVA. The significant decline in the fair value of its investment in ADVA as of March 31, 2001, which the Company determined was other than temporary required that its carrying value be written down to fair value as a new basis and the amount of the write down was included in earnings. As a result, the Company recognized a $714.5 million charge to earnings to write down the basis of its investment in ADVA to fair value. For the three and nine months ended March 31, 2001, the Company recorded a $0.6 million and $6.0 million net loss in ADVA relating to their three and six months ended December 30, 2000 financial results, respectfully. As of May 7, 2001, ADVA had not announced their financial results for the three months ended March 31, 2000. The Company will record its share of the income or loss of ADVA in the three months ended June 30, 2001.

In the three and nine months ended March 31, 2001, the Company recorded a loss of $0.3 million and a gain of $0.6 million, which represented the Company's share of the earnings of the Photonics Fund Partnership for the three and six months ended December 30, 2000. The Company's share of the gain of the Partnership for the three months ended March 31, 2001 was approximately $0.8 million, which will be recorded by the Company during the three months ended June 30, 2001.

NOTE 11. SALE OF SUBSIDIARY

On February 13, 2001, the Company completed the sale of its Zurich, Switzerland subsidiary to Nortel Networks ("Nortel") for 65.7 million shares of Nortel common stock valued at $1,953.3 million, as well as up to an additional $500.0 million in Nortel common stock payable to the extent Nortel purchases do not meet certain levels under new and existing programs through December 31, 2003. After adjusting for the net costs of the assets sold and for the expenses associated with the divestiture, the Company realized a gain of $1,770.2 million. The shares of Nortel common stock are being accounted for as available-for-sale securities. At March 31, 2001, the fair value of the shares declined to $922.5 million. The unrealized loss on the Nortel common shares has been recorded, net of tax in other comprehensive income.

NOTE 12. SUBSEQUENT EVENTS

Since the beginning of calendar 2001, the Company and its industry have experienced a dramatic downturn, the primary direct cause of which has been a precipitous decrease in network deployment and capital spending by telecommunications carriers. This decrease can be attributable to, among other things: (a) network overcapacity, as bandwidth demand, while continuing to grow, did not reach levels sufficient to sustain the pace of network deployment; (b) constrained capital markets; and (c) other factors, including the general inability of the CLECs to obtain sufficient access to established telecommunications infrastructures and consolidation among the telecommunications carriers. The result was a decrease in the overall demand for new fiber optic networks and capacity increases on existing networks. In response, carriers dramatically slowed their purchases of systems from the Company's customers, which in turned slowed purchases of components and modules from the Company's competitors and the Company. Moreover, as their sales declined, the Company's customers moved to reduce their component and module inventory levels. Consequently, the impact of the slowdown on the Company's business is magnified, as it faces declining sales as the result of its customers' declining business and the resulting adjustment to their inventory levels.

In response to the current market environment, in April 2001, the Company initiated the Global Realignment Program, under which it is restructuring its business in response to the changes in its industry and customer demand and as part of its continuing overall integration program. Consequently, this resulted in the Company recording significant charges in the fourth quarter of 2001 of $264.3 million, $510.6 million, and $59.8 million, related to restructuring activities, inventory write-downs, and loss on excess inventory purchase commitments, respectively.

The Company also expects to incur further material restructuring costs in the future as it continues to implement the Global Realignment Program. Such charges will be recognized at the time the specific plans have been determined in sufficient detail and been approved by management.

In addition, in the fourth quarter of 2001, the Company recorded an additional reduction in the carrying value of goodwill and other long-lived assets in accordance with SFAS 121 of approximately $6.9 billion, an additional reduction to the carrying value of ADVA of $30.2 million, a realized loss on the shares of Nortel common stock sold during the fourth quarter of 2001 of $559.1 million and an other-than-temporary reduction in the carrying value of the remaining Nortel common stock held as of June 30, 2001 of $511.8 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT EVENTS

On February 13, 2001, the Company completed the acquisition of SDL Inc., a world leader in providing products for optical communications and related markets, in a transaction accounted for as a purchase. The merger agreement provided for the exchange of 3.8 shares of the Company's common stock and options to purchase shares of the Company's common stock for each common share and outstanding option of SDL, respectively. The total purchase price of $41.5 billion included consideration of 333.8 million shares of the Company's common stock valued at an average market price of $111.13 per common share. The average market price is based on the average closing price for a range of trading days around the announcement date (July 10, 2000) of the merger, which established the terms of the merger. In addition, the Company issued 42.2 million stock options to purchase shares of common stock valued at $4.1 billion in exchange for SDL options, which established the terms of the merger. The value of the options, as well as estimated direct transaction costs of $44.8 million, have been included as part of the total purchase cost. See Note 9 of Notes to Condensed Consolidated Financial Statements.

On February 13, 2001, the Company completed the sale of its Zurich, Switzerland subsidiary to Nortel Networks ("Nortel") for 65.7 million shares of Nortel common stock valued at $1,953.3 million, as well as up to an additional $500.0 million in Nortel common stock payable to the extent Nortel purchases do not meet certain levels under new and existing programs through December 31, 2003. After adjusting for the net costs of the assets sold and for the expenses associated with the divestiture, the Company realized a gain of $1,770.2 million. See Note 11 of Notes to Condensed Consolidated Financial Statements.

As of March 31, 2001, the Company determined that the decline in the fair value of its investment in ADVA was other than temporary requiring that its equity basis be written down to fair value as a new basis and the amount of the write down be included in earnings. As a result, the Company recognized a $714.5 million charge to earnings to write down the basis of its investment in ADVA to fair value. This charge was included in activity related to equity investments.

During the second half of the 1990s through calendar 2000, the fiber optic communications industry experienced a period of considerable growth, and we participated in that growth as a leading supplier in these markets. This growth was attributable primarily to: (a) the introduction of wavelength division multiplexing (WDM) technology (under which multiple light signals are transmitted down a single optical fiber cable), which allowed the expansion of fiber optic network capacity without the expense and time required to install additional fiber cable; (b) the unprecedented growth during this period in data traffic, in general, and the internet, in particular, which created exponentially increasing demand for larger, faster and more robust networks (commonly collectively referred to loosely as "bandwidth"); (c) the Telecommunications Act of 1996, which sought to open existing proprietary telecommunications infrastructures to multiple carriers, and, as a consequence, created a market for new upstart telecommunications carriers (called competitive local exchange carriers, or CLECs), each of which moved rapidly to deploy its own network; and (d) an abundance of relatively low cost capital available for network development and expansion. Together, these factors fueled a rapid and substantial installation of fiber optic networks in anticipation of rapidly growing bandwidth demand and future sales. As a result of the demand placed on our system provider customers by established and emerging telecommunications carriers, we faced mounting, unrelenting, demand during this period for our products. In response, we focused much of our efforts on growing our business, internally and through acquisitions, to meet the increasingly urgent needs of our customers for higher performance products, increased product breadth and expanded manufacturing capacity. As a result of these efforts, our quarterly sales grew rapidly, for example increasing from $87 million for the quarter ended June 30, 1999 to $925 million for the quarter ended December 31, 2000.

Since the beginning of calendar 2001, we and our industry have experienced a dramatic downturn, the primary direct cause of which has been a precipitous decrease in network deployment and capital spending by the telecommunications carriers. This decrease can be attributable to, among other things: (a) network overcapacity, as bandwidth demand, while continuing to grow, did not reach levels sufficient to match the pace of network deployment; (b) constrained capital markets; and (c) other factors, including the general inability of the CLECs to obtain sufficient access to established telecommunications infrastructures and consolidation among telecommunications carriers. All of the above factors resulted in a decrease in the overall demand for new fiber optic networks. In response, the carriers dramatically slowed their purchases of systems from our customers, who in turned slowed purchases of components and modules from our competitors and from us. Moreover, as their sales declined, our customers moved to reduce their component and module inventory levels. Consequently, the impact of the slowdown on our business is magnified, as we face declining sales as the result of our customers' declining business and the resulting adjustment to their inventory levels. Currently, we do not see a reversal of the industry downturn.

In response to the current market environment, in April 2001, we initiated the Global Realignment Program, under which we are restructuring our business in response to the changes in our industry and customer demand and as part of our continuing overall integration program. Consequently, this resulted in recording significant special charges in the fourth quarter of 2001 of $264.3 million, $510.6 million, and $59.8 million, related to restructuring activities, inventory write-downs, and loss on excess inventory purchase commitments, respectively.

In addition, on April 24, 2001, we announced that we were evaluating the carrying value of certain long-lived assets and that such evaluation may result in a $40 billion reduction in goodwill for the quarter ended March 31, 2001. On July 26, 2001, we announced that we were recording reductions of $38.7 billion and $6.1 billion in goodwill and other intangible assets for the quarters ended March 31, 2001 and June 30, 2001, respectively. We also announced at that time that we would be conducting a further assessment of our long-lived assets and that further adjustments to our 2001 results may result from this assessment. We subsequently completed this review, which resulted in our recording additional charges to reduce goodwill and other long-lived assets of $1.1 billion and $4.2 billion during the quarters ended March 31, 2001 and June 30, 2001, respectively. Please refer to Note 5 and Note 12 of the Condensed Consolidated Financial statements for details on the charges recorded during the three months ended March 31, 2001 and June 30, 2001, respectively.

The following paragraphs describe the Global Realignment Program in greater detail.

Global Realignment Program

In April 2001 we initiated our Global Realignment Program (the "Program"), under which we are restructuring our business in response to the current market environment and as part of our continuing program to integrate our operations.

Specific actions taken under the Global Realignment Program include:

- Reducing our workforce from approximately 29,000 employees to what we anticipate will be approximately 13,000 employees.

- Eliminating overlapping product development programs and concentrating our key product development activities in specific global centers, with the goal to allocate our resources, both geographically and technologically, to those products and technologies that we believe will be most important to our customers.

- Consolidating our manufacturing facilities, through building and site closures, from a total of approximately 6.3 million square feet into approximately 4.4 million square feet. As of June 30, 2001, nine sites have been closed or scheduled for closure: Asheville, North Carolina; Bracknell, England; Freehold, New Jersey; Hillend, Scotland; Oxford, England; Richardson, Texas; Rochester, New York; Shunde, China and Taipei, Taiwan.

- Integrating our sales force to, among other things, provide each of our customers with a single point of contact and, in the case of our larger customers, a dedicated sales team. We have largely completed this task. This year, we will expand our sales restructuring efforts to include our customer service programs by creating technical and support centers to streamline customer interactions with product line managers. Ultimately, we intend that every customer have a single point of contact for order placement, status updates, billing and related questions. We also intend to exploit our global Oracle systems implementation to consolidate administrative functions and realize cost savings in all areas of product sales and support and approved by management.

During the fourth quarter of 2001, we recorded total restructuring charges of $264.3 million as part of the Global Realignment Program. In addition, approximately $236.6 million of other charges primarily related to inventory write-downs associated with discontinued products recorded in the fourth quarter of 2001 were also incurred in the fourth quarter as part of the Program. These costs were classified as cost of sales. As announced on July 26, 2001, it is anticipated that the costs of the Global Realignment Program will be between $900 million and $950 million. We expect to recognize the majority of the additional charges associated with the Program in the first quarter of 2002 once the specific plans have been determined in sufficient detail and approved by management.

The Global Realignment Program is expected to reduce our costs by approximately $700 million annually after its complete implementation, which is expected by the end of fiscal 2002. We believe that the measures taken under the Program will provide us the flexibility to meet our customers' current operating needs without sacrificing our ability to expand our businesses and respond to future increases in business levels.

The Global Realignment Program represents our concerted efforts to respond to the current demands of our industry. However, these efforts may be inappropriate or insufficient. The Global Realignment Program may not be successful in achieving the benefits expected, may be insufficient to align our operations with customer demand and the changes affecting our industry, or may be more costly or extensive than currently anticipated.

RESULTS OF OPERATIONS -- THIRD QUARTER OF 2001 COMPARED TO THIRD QUARTER OF 2000

Net Sales. For the three months ended March 31, 2001, net sales of $920.1 million represented an increase of $525.5 million or 133 percent compared to the same period of the prior year. Net sales for the Amplification and Transmission Group increased 152 percent in the three months ended March 31, 2001 compared to the comparable 2000 period. The increase in net sales for the Amplification and Transmission Group was due to the acquisitions of SDL and Epitaxx and higher unit sales volume of optical amplifiers, transmitters, modulators and pump lasers. Net sales for the WDM, Switching and Thin Film Filters Group increased 118 percent in the three months ended March 31, 2001 compared to the comparable 2000 period. The increase in net sales for the WDM, Switching and Thin Film Filters Group was primarily due to the acquisition of E-TEK and higher unit sales volume in wavelength division multiplexers ("WDM"), instruments and waveguides. The impact of the SDL and E-TEK acquisitions provided approximately $246.3 million of net sales for the three months ended March 31, 2001. Separate discussions with respect to net sales and operating profits for each of our reportable operating segments can be found under the heading Operating Segment Information.

Our customer base is becoming increasingly more diversified -- our top ten customers represented 67 percent of sales in the three months ended March 31, 2000 compared to 62 percent in the three months ended March 31, 2001. During the three months ended March 31, 2001, Alcatel and Nortel Networks represented 13 percent and 10 percent of net sales, respectively. During the three months ended March 31, 2000, Lucent and Nortel Networks represented 22 percent and 16 percent of net sales, respectively.

Net sales from customers outside North America represented 35 percent and 24 percent of total net sales for the three months ended March 31, 2001 and 2000, respectively. The 2001 growth in international sales was primarily within the European region.

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

The Company's gross margin can be affected by a number of factors, including product mix, customer mix, applications mix, product demand, pricing pressures, manufacturing constraints, higher costs resulting from new production facilities, product yield, and acquisitions of businesses that may have different margins than the Company's margins. Considering these factors, gross margin fluctuations are difficult to predict and there can be no assurance that the Company will achieve or maintain gross margin percentages at historical levels in future periods.

Research and Development. Research and development ("R&D") expense was $98.0 million, or 11 percent of net sales for the three months ended March 31, 2001 as compared to $33.3 million, or 8 percent of net sales for the three ended March 31, 2000. The increase in R&D spending is primarily due to increased personnel costs and other expenses related to the development of new products and technologies, as well as the continued development and enhancement of existing products, non-cash stock compensation of $5.9 million, and the inclusion of our acquisitions completed subsequent to March 31, 2000.

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

Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expense was $440.8 million, or 48 percent of net sales for the three months ended March 31, 2001 as compared to $49.1 million, or 12 percent of net sales for the three months ended March 31, 2000. The increase in SG&A was primarily due to the following: (i) compensation paid to certain SDL executives at the time of the acquisition of SDL of $300.9 million; (ii) higher personnel-related costs to support the growth in sales and operations; (iii) increased professional service expenses; (iv) expansion of our information systems infrastructure to manage the Company's growth; (v) inclusion of our acquisitions completed subsequent to March 31, 2000; and, (vi) non-cash stock compensation of $10.5 million.

Due to our recent announced global realignment program (see Note 12), we expect our absolute dollar amount of SG&A expenses to decrease over the next three quarters. We also expect to continue incurring charges to operations, which to date have been within management's expectations, associated with integrating recent acquisitions.

Amortization of Purchased Intangibles. For the three months ended March 31, 2001, amortization of purchased intangibles ("API") expense of $2,120.2 million or 230 percent of net sales represented an increase of $1,870.6 million or 749 percent as compared to the same period of the prior year. The increase in API is primarily due to the intangible assets generated from the acquisitions of SDL and E-TEK, which were transactions accounted for as purchases. See Note 9 of Notes to Condensed Consolidated Financial Statements.

Our API expense will continue to generate net losses at least through the end of 2002 at which time new accounting rules will apply. The balance at March 31, 2001, of goodwill and other intangibles arising from acquisition activity was $18.3 billion. See Note 5 of Notes to Consolidated Condensed Financial Statements. API expense could change because of other acquisitions or impairment of existing identified intangible assets and goodwill in future periods.

Reduction of Goodwill. As part of its review of financial results for 2001, we performed an assessment of the carrying value of the Company's long-lived assets to be held and used including significant amounts of goodwill and other intangible assets recorded in connection with its various acquisitions. The assessment was performed pursuant to SFAS 121 because of the significant negative industry and economic trends affecting both the Company's current operations and expected future sales as well as the general decline of technology valuations. The conclusion of that assessment was that the decline in market conditions within the Company's industry was significant and other than temporary. As a result, the Company recorded a charge of $39.8 billion to reduce goodwill during the third quarter of 2001 based on the amount by which the carrying amount of these assets exceeded their fair value. The write down is primarily related to the goodwill associated with the acquisitions of E-TEK and SDL. Fair value was determined based on discounted future cash flows for the operating entities that had separately identifiable cash flows. The cash flow periods used were five years using annual growth rates of 15 percent to 40 percent, the discount rate used was 13 percent, and the terminal values were estimated based upon terminal growth rates of 7 percent. The assumptions supporting the estimated future cash flows, including the discount rate and estimated terminal values, reflect management's best estimates. The discount rate was based upon the Company's weighted average cost of capital as adjusted for the risks associated with its operations.

Acquired In-process Research and Development. During February 2001, the Company acquired SDL which resulted in the write-off of purchased in-process research and development ("IPR&D") of $380.7 million. During January 2001, the Company acquired Optical Process Automation Corp. which resulted in the write-off of IPR&D of $3.0 million. These amounts were expensed on the acquisition dates because the acquired technology had not yet reached technological feasibility and had no future alternative uses. There can be no assurance that acquisitions of businesses, products or technologies by us in the future will not result in substantial charges for acquired IPR&D that may cause fluctuations in our quarterly or annual operating results.

A description of the acquired in-process technologies, stage of development, estimated completion costs, and time to complete at the date of the mergers, as well as the current status of acquired in-process research and development projects for each acquisition can be found at the end of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Gain on Sale of Subsidiary. On February 13, 2001, the Company completed the sale of its Zurich, Switzerland subsidiary to Nortel Networks ("Nortel") for 65.7 million shares of Nortel common stock valued at $1,953.3 million. After adjusting for the net costs of the assets sold and for the expenses associated with the divestiture, the Company realized a gain of $1,770.2 million.

Activity Related to Equity Investments. For the three months ended March 31, 2001, activity related to equity investments was $759.9 million This includes:
(i) a $714.5 million charge to earnings to write down the carrying value of its investment in ADVA due to a other than temporary decline in the fair value of its investment in ADVA, (ii) $44.5 million of amortization expense related to the difference between the cost of the investment and the underlying equity in the net assets of ADVA; and (iii) $0.9 million related to our share of the net income of the Photonics Fund and net loss of ADVA. See Note 10 of Notes to Condensed Consolidated Financial Statements.

Interest and Other Income. Net interest income for the three months ended March 31, 2001 was $4.6 million compared to $10.0 million for the corresponding 2000 period. The decrease in net interest income during the three months ended March 31, 2001 was primarily due to an other than temporary charge of $7.5 million in connection with its available-for-sale investments.

Income Tax Expense. We recorded a tax provision of $468.8 million for the three months ended March 31, 2001 as compared to $27.3 million for the same period of the prior year. The tax provision recorded for each quarter differs from the tax benefit that otherwise would be calculated by applying the federal statutory rate to loss before income taxes primarily due to non-deductible acquisition-related charges and non-deductible reduction of goodwill.

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

WDM, Switching and Thin Film Filters. Net sales for the WDM, Switching and Thin Film Filters Group increased 118 percent in the three months ended March 31, 2001 compared to the comparable 2000 period. The increase in net sales for the WDM, Switching and Thin Film Filters Group was primarily due to higher unit sales volume in wavelength division multiplexers ("WDM"), instruments and waveguides. Net sales for the three months ended March 31, 2001 also include a full quarter's contribution of net sales from the acquisition of E-TEK. Operating income as a percentage of net sales declined to 31 percent of net sales during the current quarter as compared to 34 percent for the comparable period in 2000. The decrease in operating income as a percentage of net sales were due to price declines, inventory write-downs and operating expenses, partially offset by improved manufacturing efficiencies and a more favorable mix of higher margin products.

RESULTS OF OPERATIONS -- NINE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE NINE MONTHS ENDED MARCH 31, 2000

Net Sales. For the nine months ended March 31, 2001, net sales were $2,631.7 million an increase of $1,725.3 million or 190 percent compared to the same period of the prior year. Net sales for the Amplification and Transmission Group increased 125 percent in the nine months ended March 31, 2001 compared to the comparable 2000 period. The increase in net sales for the Amplification and Transmission Group was primarily due to higher unit sales volume of optical receivers, transmitters, modulators and pump lasers, and the acquisitions of SDL and Epitaxx. Net sales for the WDM, Switching and Thin Film Filters Group increased 246 percent in the nine months ended March 31, 2001 compared to the comparable 2000 period. The increase in net sales for the WDM, Switching and Thin Film Filters Group was primarily due to the acquisitions of E-TEK and OCLI and higher unit sales volume in wavelength division multiplexers ("WDM"), instruments and waveguides. The impact of the SDL, E-TEK and OCLI acquisitions provided approximately $899.5 million of net sales for the nine months ended March 31, 2001. Separate discussions with respect to net sales and operating profits for each of our reportable operating segments can be found under the heading Operating Segment Information.

Our top ten customers represented 67 percent of net sales for both the nine months ended March 31, 2001 and 2000. Nortel, Lucent, and Alcatel represented 15 percent, 12 percent and 11 percent of our net sales for the nine months ended March 31, 2001, respectively. During the nine months ended March 31, 2000, Lucent and Nortel Networks represented 22 percent and 15 percent of net sales, respectively.

Net sales from customers outside North America represented 32 percent and 23 percent of total net sales for the nine months ended March 31, 2001 and 2000, respectively. The 2001 growth in international sales was primarily within the European region.

Net sales for the nine month period ended March 31, 2001 are not indicative of the expected results for any future period. In addition, there can be no assurance that the market for our products will grow in future periods at its historical percentage rate or that certain market segments will not decline. Further, there can be no assurance that we will be able to increase or maintain our market share in the future or to achieve historical growth rates.

Gross Margin. Gross margin decreased to 48 percent for the nine months ended March 31, 2001 from 49 percent in the comparable 2000 period. The decrease in gross margin was primarily due to the following: (i) impact of purchase accounting adjustments of $60.1 million, (ii) price declines of certain products, (iii) inventory write-downs due to lower sales estimates for future periods, and (iv) non-cash stock compensation of $7.4 million in the third quarter of 2001. These factors were offset by improved manufacturing efficiencies and more favorable mix of higher margin products.

The Company's gross margin can be affected by a number of factors, including product mix, customer mix, applications mix, product demand, pricing pressures, manufacturing constraints, higher costs resulting from new production facilities, product yield, and acquisitions of businesses that may have different margins than ours. Considering these factors, gross margin fluctuations are difficult to predict and there can be no assurance that the Company will achieve or maintain gross margin percentages at historical levels in future periods.

Research and Development. For the first nine months of 2001, research and development ("R&D") was $231.6 million, or 9 percent of net sales as compared to $72.1 million, or 8 percent of net sales for the corresponding 2000 period. The increase in R&D spending is primarily due to the continued development and enhancement of the Company's Amplification and Transmission, and WDM, Switching and Thin Film Filters products and the inclusion of our acquisitions completed during the periods presented.

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

Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expense was $662.7 million, or 25 percent of net sales for the nine months ended March 31, 2001 as compared to $110.7 million, or 12 percent of net sales for the nine months ended March 31, 2000. The increase in SG&A was primarily due to the following: (i) compensation paid to certain SDL executives at the time of the acquisition of SDL of $300.9 million; (ii) higher personnel-related costs to support the growth in sales and operations; (iii) expansion of our information systems infrastructure to manage the Company's growth; (iv) inclusion of our acquisitions completed subsequent to March 31, 2000; (v) non-cash stock compensation charges; and, (vi) higher payroll tax expenses related to the exercise of non-qualified stock option exercises.

We expect the absolute dollar amount of SG&A expenses to decrease in the future as part of our global realignment program (see Note 12). We also expect to continue incurring charges to operations, which to date have been within management's expectations, associated with integrating recent acquisitions.

Amortization of Purchased Intangibles. For the nine months ended March 31, 2001, API expense of $4,331.7 million represented an increase of $3,724.1 or 613 percent as compared to the same period of the prior year. The increase in API is primarily due to the intangible assets generated from the acquisitions of SDL and E-TEK, which were transactions accounted for as purchases. See Note 9 of Notes to Condensed Consolidated Financial Statements.

Our API expense will continue to generate net losses at least through the end of 2002 at which time new accounting rules will apply. The balance at March 31, 2001, of goodwill and other intangibles arising from acquisition activity was $18.3 billion. See Note 5 of Notes to Consolidated Condensed Financial Statements. API expense could change because of other acquisitions or impairment of existing identified intangible assets and goodwill in future periods.

Reduction of Goodwill. As part of its review of financial results for 2001, we performed an assessment of the carrying value of the Company's long-lived assets to be held and used including significant amounts of goodwill and other intangible assets recorded in connection with its various acquisitions. The assessment was performed pursuant to SFAS 121 because of the significant negative industry and economic trends affecting both the Company's current operations and expected future sales as well as the general decline of technology valuations. The conclusion of that assessment was that the decline in market conditions within the Company's industry was significant and other than temporary. As a result, the Company recorded a charge of $39.8 billion to reduce goodwill during the third quarter of 2001 based on the amount by which the carrying amount of these assets exceeded their fair value. The write down is primarily related to the goodwill associated with the acquisitions of E-TEK and SDL. Fair value was determined based on discounted future cash flows for the operating entities that had separately identifiable cash flows. The cash flow periods used were five years using annual growth rates of 15 percent to 40 percent, the discount rate used was 13 percent, and the terminal values were estimated based upon terminal growth rates of 7 percent. The assumptions supporting the estimated future cash flows, including the discount rate and estimated terminal values, reflect management's best estimates. The discount rate was based upon the Company's weighted average cost of capital as adjusted for the risks associated with its operations.

Acquired In-process Research and Development. During February 2001, the Company acquired SDL, Inc. which resulted in the write-off of purchased in-process research and development ("IPR&D") of $380.7 million. During January 2001, the Company acquired Optical Process Automation Corp. which resulted in the write-off of IPR&D of $3.0 million. During September 2000, the Company acquired Epion Corporation which resulted in the write-off of IPR&D of $8.9 million. These amounts were expensed on the acquisition dates because the acquired technology had not yet reached technological feasibility and had no future alternative uses. There can be no assurance that acquisitions of businesses, products or technologies by us in the future will not result in substantial charges for acquired IPR&D that may cause fluctuations in our quarterly or annual operating results.

A description of the acquired in-process technologies, stage of development, estimated completion costs, and time to complete at the date of the mergers, as well as the current status of acquired IPR&D projects for each acquisition can be found at the end of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Gain on Sale of Subsidiary. On February 13, 2001, the Company completed the sale of its Zurich, Switzerland subsidiary to Nortel Networks ("Nortel") for 65.7 million shares of Nortel common stock valued at $1,953.3 million. After adjusting for the net costs of the assets sold and for the expenses associated with the divestiture, the Company realized a gain of $1,770.2 million.

Activity Related to Equity Investments. For the nine months ended March 31, 2001, activity related to equity investments was a net loss of $853.4 million This includes: (i) a $714.5 million charge to earnings to write down the carrying value of its investment in ADVA due to a other than temporary decline in the fair value of its investment in ADVA, (ii) $133.7 million of amortization expense related to the difference between the cost of the investment and the underlying equity in the net assets of ADVA; and (iii) $5.2 million related to our share of the net income of the Photonics Fund and net loss of ADVA. See Note 10 of Notes to Condensed Consolidated Financial Statements.

Interest and Other Income. Net interest income for the nine months ended March 31, 2001 was $30.4 million compared to $26.2 million for the corresponding 2000 period. The increase in interest and other income was the result of higher investment balances obtained through cash generated from operating activities, our acquisition of E-TEK and proceeds from the issuance of common stock under our stock option and stock purchase plans. These factors were partially offset by an other than temporary charge of $7.5 million in connection with the Company's available-for-sale investments.

Income Tax Expense. For the nine months ended March 31, 2001, we recorded a tax provision of $562.3 million as compared to $57.8 million for the same period of the prior year. The tax provision recorded for each period differs from the tax benefit that otherwise would be calculated by applying the federal statutory rate to loss before income taxes primarily due to non-deductible acquisition-related charges and non-deductible reduction of goodwill.

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

WDM, Switching and Thin Film Filters. Net sales for the WDM, Switching and Thin Film Filters Group increased 246 percent in the nine months ended March 31, 2001 compared to the comparable 2000 period. The increase in net sales for the WDM, Switching and Thin Film Filters Group was primarily due to the acquisitions of E-TEK and OCLI and higher unit sales volume in wavelength division multiplexers ("WDM"), instruments and waveguides. Net sales for the nine months ended March 31, 2001 also include a full nine months of contribution of net sales from the acquisition of E-TEK and seven additional months of contribution of net sales from the acquisition of OCLI. Operating income as a percentage of net sales was relatively flat at 36 percent of net sales during the first nine months of fiscal 2001 as compared to 37 percent to the comparable 2000 period.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, our combined balance of cash, cash equivalents and short-term investments was $1,972.9 million, an increase of $858.6 million from June 30, 2000. Excluding the impact of indirect acquisition costs of $300.9 million paid to SDL executives in connection with the acquisition of SDL, operating activities generated $289.4 million during the nine months ended March 31, 2001 primarily resulting from the following: (i) earnings before non-cash accounting charges for depreciation, IPR&D, stock based compensation, reduction of goodwill, activity related to equity interests in equity investments, and amortization of intangibles, (ii) increase in deferred income taxes, and (iii) tax benefit from employee stock options. These items were partially offset by increases in accounts receivable and inventory and the gain on the divestiture of the Zurich subsidiary.

Cash used by investing activities was $500.6 million in the nine months ended March 31, 2001. We incurred capital expenditures of $561.0 million for facilities expansion and capital equipment purchases to expand our information systems infrastructure and manufacturing capacities. During the first nine months of 2001, the Company invested excess net cash of $170.2 million in short term and long-term investments. In addition, we acquired Epion, OPA, and SDL during 2001 and these acquisitions provided an additional $234.6 million of cash.

Our financing activities for the nine months ended March 31, 2001 provided cash of $379.0 million as compared to $791.5 million in the same period of the prior year. The exercise of stock options and the sale of stock through our employee stock purchase plans provided $393.8 million in cash offset by the repayment of debt acquired of $22.6 million. Cash provided by financing activities in the prior year was primarily attributable to our sale of common stock in a public offering of common stock in August 1999.

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

     CURRENT STATUS OF ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT PROJECTS

We periodically review the stage of completion and likelihood of success of each of the in-process research and development ("IPR&D") projects. The estimates used in valuing IPR&D were based upon assumptions we believe to be reasonable but which are inherently uncertain and unpredictable. Our assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Accordingly, actual results may vary from the projected results. Any such variance may result in a material adverse effect on our financial condition and results of operations.

The current status of the IPR&D projects for all major mergers and acquisitions during the past three years are as follows:

SDL

An independent appraiser performed a preliminary allocation under our direction of the total purchase price of SDL to its individual assets. Of the total purchase price, $380.7 million has been allocated to IPR&D and was charged to expense for the three months ended March 31, 2001. The remaining purchase price has been allocated specifically to identifiable assets acquired.

After allocating value to the IPR&D projects and SDL's tangible assets, specific intangible assets were then identified and valued. The identifiable intangible assets include existing technology, core technology, trademarks and tradename, and assembled workforce.

The IPR&D is comprised of five main categories: (1) pump laser chips; (2) pump laser modules; (3) raman chips and amplifiers; (4) external modulators and drivers; and (5) industrial laser products. The following is a brief description of each IPR&D project as of the date of the acquisition:

Pump Laser Chips. SDL supplies high power 980nm pump laser chips to provide power to optical amplifiers used in fiber optic systems. SDL's pump laser chip development efforts support future generation optical amplifiers. SDL expects the development cycle for the current research and development project with respect to these products to continue for another one to two months, with expected completion dates in the second quarter of the calendar year 2001. Development costs incurred to date are approximately $1.6 million with estimated cost to complete of approximately $0.1 million, which SDL expects to incur ratably over the remainder of the development cycle.

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

The rates utilized to discount the net cash flows to their present value are based on SDL's weighted average cost of capital. Given the nature of the risks associated with the difficulties and uncertainties in completing each project and thereby achieving technological feasibility, anticipated market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets, the weighted average cost of capital was adjusted. Based on these factors, discount rates of 12 percent and 20 percent were deemed appropriate for the developed and in-process technology, respectively.

The estimates used in valuing IPR&D were based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Accordingly, actual results may vary from the projected results. Any such variance may result in a material adverse effect on

SDL's financial condition and results of operations.

With respect to the acquired in-process technologies, the calculations of value were adjusted to reflect the value creation efforts of SDL prior to the merger. Following are the estimated completion percentages with respect to the current research and development efforts and technology lives:

                                           PERCENT           EXPECTED TECHNOLOGY
PROJECT                                   COMPLETED                 LIFE
-------                                   ---------          -------------------
Pump Laser Chips                             92%                   5 years
Pump Laser Modules                           50%                   5 years
Raman Chips and Amplifiers                   64%                   5 years
External Modulators and Drivers              31%                   5 years
Industrial Products                          74%                   5 years

The value assigned to each acquired IPR&D project was as follows (in millions):

Pump Laser Chips                                        $  140.8
Pump Laser Modules                                          22.7
Raman Chips and Amplifiers                                 113.7
External Modulators and Drivers                             87.4
Industrial Products                                         16.1
                                                        --------
Total acquired in-process research and development      $  380.7
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

OPA

An independent appraiser performed an allocation under our direction of the total purchase price of OPA to its individual assets. Of the total purchase price, $3.0 million has been allocated to IPR&D and was charged to expense in the quarter ended March 31, 2001. The remaining purchase price has been allocated specifically to identifiable assets acquired. The product under development at the time of acquisition was OptoMate, which is an automated and semi-automated system for the manufacture of fiberoptic components and modules. The OptoMate project is substantially complete at a cost consistent with our expectations.

EPION

An independent appraiser performed an allocation under our direction of the total purchase price of Epion to its individual assets. Of the total purchase price, $8.9 million has been allocated to IPR&D and was charged to expense in the quarter ended September 30, 2000. The remaining purchase price has been allocated specifically to identifiable assets acquired.

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

INTEREST RATES

We invest our cash in a variety of financial instruments, including fixed and floating rate bonds, municipal bonds, auction instruments and money market instruments. These investments are denominated in U.S. and Canadian dollars. Cash balances in foreign currencies overseas are operating balances and are primarily invested in short-term deposits of a local operating bank.

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

RISK FACTORS

OUR OPERATING RESULTS AND STOCK PRICE FLUCTUATE SUBSTANTIALLY

Operating results for future periods are never perfectly predictable even in the most certain of economic times, and we expect to continue to experience fluctuations in our quarterly results and in our guidance, when provided, for financial performance in future periods. These fluctuations, which in the future may be significant, could cause substantial variability in the market price of our stock. In addition to those concerns discussed below, all of the concerns we have discussed under "Risk Factors" could affect our operating results from time to time.

Our operating results and stock price are affected by fluctuations in our customers' businesses

Our business is dependent upon product sales to telecommunications network system providers, who in turn are dependent for their business upon orders for fiber optic systems from telecommunications carriers. Any downturn in the business of any of these parties affects us. Moreover, our sales often reflect orders shipped in the same quarter in which they are received, which makes our sales vulnerable to short-term fluctuations in customer demand and difficult to predict. In general, customer orders may be cancelled, modified or rescheduled after receipt. Consequently, the timing of these orders and any subsequent cancellation, modification or rescheduling of these orders have affected and will in the future affect our results of operations from quarter to quarter. Also, as our customers typically order in large quantities, any subsequent cancellation, modification or rescheduling of an individual order may alone affect our results of operations.

We are experiencing decreased sales and increased difficulty in predicting future operating results

As the result of currently unfavorable economic and market conditions, (a) our sales are declining, (b) we are unable to predict future sales accurately, and
(c) we are currently unable to provide guidance for future financial performance. The conditions contributing to this difficulty include:

- uncertainty regarding the capital spending plans of the major telecommunications carriers, upon whom our customers and, ultimately we, depend for sales;

- the telecommunications carriers' current limited access to the capital required for expansion;

- our customers decreasing inventory levels, which, in turn, reduces our sales;

-    lower near term sales visibility; and

-    general market and economic uncertainty.

Based on these and other factors, many of our major customers have reduced, modified, cancelled or rescheduled orders for our products and have expressed uncertainty as to their future requirements. As a result, we currently anticipate that our net sales in future periods may decline. In addition, our ability to meet financial expectations for future periods may be harmed.

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

IF WE FAIL TO MANAGE OR ANTICIPATE OUR FUTURE GROWTH, OUR BUSINESS WILL SUFFER

The optical networking business has historically grown, at times rapidly, and we have grown accordingly. We have made and, although we are currently in an industry downturn, expect to continue to make significant investments to enable our future growth through, among other things, internal expansion programs, internal product development and acquisitions and other strategic relationships. If we fail to effectively manage or anticipate our future growth effectively, particularly during periods of industry decline, such as these, our business will suffer.

Difficulties associated with integrating our acquired businesses could harm our overall business operations

Our growth strategy includes acquisitions of other companies, technologies and product lines to complement our internally developed products. In fact, we are the product of several substantial acquisitions, including, among others, JDS FITEL on June 30, 1999, OCLI on February 4, 2000, E-TEK on June 30, 2000 and SDL on February 13, 2001. We expect to continue this strategy. Critical to the success of this strategy and, ultimately, our business as a whole, is the ordered, efficient integration of acquired businesses into our organization. If our integration efforts are unsuccessful, our businesses will suffer. Successful integration depends upon:

- our ability to integrate the manufacture, sale and marketing of the products of the businesses acquired with our existing products;

- our ability to complete product development programs and consolidate research and development efforts;

- our ability to retain key personnel of the acquired business and effectively organize the acquired business' personnel with our own;

- our ability to consolidate and reorganize operations with those of the acquired business; and

- our ability to expand our information technology systems (including accounting and financial systems, management controls and procedures).

Our integration efforts, which are ongoing, may not be successful and may result in unanticipated operations problems, expenses and liabilities and the diversion of management attention.

Our acquisition strategy is costly

Our acquisition strategy is costly. For example, we have incurred direct costs associated with the combination of Uniphase and JDS FITEL of $12.0 million, incurred $8.2 million associated with the acquisition of OCLI, incurred $32.3 million associated with the acquisition of E-TEK and incurred $44.6 associated with the acquisition of SDL. In addition, we paid certain SDL executives $300.9 million in consideration of their agreement to amend their change of control agreements and enter into non-compete agreements with us. We may incur additional material charges in subsequent quarters to reflect additional costs associated with these and other combinations and acquisitions, which will be expensed as incurred. Moreover, to the extent an acquired business does not perform as expected, we have and may continue to incur substantial additional unforeseen costs to develop, restructure or dispose of such business. Nonperforming or underperforming acquired businesses may also divert management attention, dilute the value of our common stock and exchangeable shares and weaken our financial condition.

Our Global Realignment Program may not be successful

As part of our continuing integration efforts and in response to the current economic slowdown, we recently commenced a Global Realignment Program, under which we are, among other things:

- consolidating our product development programs and eliminating overlapping programs,

- consolidating our manufacturing of several products from multiple sites into specific locations around the world, and

- realigning our sales organization to offer customers a single point of contact within the company, and creating regional and technical centers to streamline customer interactions with product line managers.

Implementation of the Global Realignment Program involves reductions in our workforce and facilities and, in certain instances, the relocation of products, technologies and personnel. We will incur significant expenses to implement the program and we expect to realize significant future cost savings as a result. As with our other integration efforts, the Global Realignment Program may not be successful in achieving the expected benefits within the expected timeframes, may be insufficient to align the our operations with customer demand and the changes affecting our industry, may disrupt our operations, or may be more costly than currently anticipated.

If we fail to commercialize new product lines our business will suffer

We intend to continue to develop new product lines and to improve existing product lines to meet our customers' diverse and changing needs. However, our development of new products and improvements to existing products may not be successful, as:

- we may fail to complete the development of a new product or product improvement; or

- our customers may not purchase the new product or improved product because, among other things, the product is too expensive, is defective in design, manufacture or performance, or is uncompetitive, or because the product has been superceded by another product or technology.

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

Any failure of our information technology infrastructure could harm our business

We rely upon the capacity, reliability and security of our information technology hardware and software infrastructure and our ability to expand and update this infrastructure in response to our growth and changing needs. In connection with our growth, we are constantly updating our current information technology infrastructure and expect to incur significant costs and expend significant management and other resources relating to our upgrade efforts. Among other things, we are currently unifying our manufacturing, accounting, sales and human resource data systems using an Oracle platform and expanding and upgrading our networks and integrating our voice communications systems. Any failure to manage, expand and update our information technology infrastructure could hurt our business.

WE HAVE MANUFACTURING AND PRODUCT QUALITY CONCERNS

If we do not achieve acceptable manufacturing volumes, yields and costs, our business will suffer

Our success depends upon our ability to timely deliver products to our customers at acceptable volume and cost levels. The manufacture of our products involves highly complex and precise processes, requiring production in highly controlled and clean environments. Changes in our manufacturing processes or those of our suppliers, or their inadvertent use of defective or contaminated materials, could significantly hurt our ability to meet our customers' product volume and quality needs. Moreover, in some cases, existing manufacturing techniques, which involve substantial manual labor, may not achieve the volume or cost targets of our customers. In these cases, we will need to develop new manufacturing processes and techniques, which are anticipated to involve higher levels of automation, to achieve these targets, and we will need to undertake other efforts to reduce manufacturing costs. Currently, we are devoting significant funds and other resources to (a) the development of advanced manufacturing techniques to improve product volumes and yields and reduce costs, and (b) realign some of our product manufacturing to locations offering optimal labor costs. These efforts may not be successful. If we fail to achieve acceptable manufacturing yields, volumes and costs, our business will be harmed.

If our customers do not qualify our manufacturing lines for volume shipments, our operating results could suffer

Customers will not purchase any of our products, other than limited numbers of evaluation units, prior to qualification of the manufacturing line for the product. Each new manufacturing line must go through varying levels of qualification with our customers. Moreover, under our Global Realignment Program we are consolidating our worldwide manufacturing operations. Among other things, we will be moving the manufacturing of some of our products to other facilities. The manufacturing lines for these products at the consolidated facilities must undergo qualification with our customers before commercial manufacture of these products can recommence. The qualification process, whether for new products or in connection with the relocation of manufacturing of current products, determines whether the manufacturing line achieves the customers' quality, performance and reliability standards. Delays in qualification can cause a product to be dropped from a long-term supply program and result in significant lost sales opportunities over the term of that program. We may experience delays in obtaining customer qualification of our manufacturing lines and, as a consequence, our operating results and customer relationships would be harmed.

If our products fail to perform, our business will suffer

Our business depends on our producing excellent products of consistently high quality. To this end, our products are rigorously tested for quality both by us and our customers. Nevertheless, our products are highly complex and our customers testing procedures are limited to evaluating our products under likely and foreseeable failure scenarios. For various reasons (including, among others, the occurrence of performance problems unforeseeable in testing), our products may fail to perform as expected. Failures could result from faulty design or problems in manufacturing. In either case, we could incur significant costs to repair and/or replace defective products under warranty, particularly when such failures occur in installed systems. We have experienced such failures in the past and remain exposed to such failures, as our products are widely deployed throughout the world in multiple demanding environments and applications. In some cases, product redesigns or additional capital equipment may be required to correct a defect. In addition, any significant or systemic product failure could result in lost future sales of the affected product and other products, as well as customer relations problems.

ACCOUNTING TREATMENT OF OUR ACQUISITIONS HAS IMPAIRED OUR OPERATING RESULTS

Our operating results are harmed by purchase accounting treatment, primarily due to the impact of amortization of and other reductions in the carrying value of goodwill and other intangibles originating from acquisitions

Under accounting principles generally accepted in the United States through June 30, 2001, we accounted for most of our acquisitions using the purchase method of accounting. Under purchase accounting, we recorded the market value of our common shares and the exchangeable shares of our subsidiary, JDS Uniphase Canada Ltd., issued in connection with acquisitions and the fair value of the stock options assumed and the amount of direct transaction costs as the cost of acquiring these entities. That cost is allocated to the individual assets acquired and liabilities assumed, including various identifiable intangible assets such as in-process research and development, acquired technology, acquired trademarks and trade names and acquired workforce, based on their respective fair values. We allocated the excess of the purchase cost over the fair value of the net identifiable assets to goodwill.

The impact of purchase accounting on our operating results is significant. For fiscal 2001, we recorded an acquisition related amortization expense of $5,387.0 million.

Additionally, we also incur other purchase accounting related costs and expenses in the period a particular transaction closes to reflect purchase accounting adjustments adversely impacting gross profit and costs of integrating new businesses or curtailing overlapping operations. Purchase accounting treatment of our mergers and acquisitions will result in a net loss at least through the end of 2002 at which time now accounting rules will apply, which could have a material and adverse effect on the market value of our stock.

The downturn in telecommunications equipment and financial markets created unique circumstances with regard to the assessment of certain of our long-lived assets and investments. In the second half of fiscal 2001, we evaluated the carrying value of certain long-lived assets and acquired equity investments, consisting primarily of goodwill and other intangible assets and our investment in ADVA. We were carrying a large amount of goodwill on our balance sheet because accounting rules require that goodwill be recorded based on stock prices at the time merger agreements are executed and announced, and our merger agreements were negotiated and announced at times when market valuations were considerably higher than at present.

On April 24, 2001, we announced that we were evaluating the carrying value of certain long-lived assets and that such evaluation may result in an approximately $40 billion reduction in goodwill for the quarter ended March 31, 2001. On July 26, 2001, we announced that we were recording reductions of $38.7 billion and $6.1 billion in goodwill and other intangible assets for the quarters ended March 31, 2001 and June 30, 2001, respectively. In addition, we announced we were recording a $715 million charge for the quarter ended March 31, 2001 to write down the value of our investment in ADVA. We also announced at that time that we would be conducting a further assessment of our long-lived assets and that further adjustments to our fiscal 2001 results may result from this assessment. We subsequently completed this review and it resulted in us recording additional charges to reduce goodwill and other long-lived assets of $1.1 billion and $4.2 billion during the quarters ended March 31, 2001 and June 30, 2001, respectively.

We also reclassified $300.9 million in amounts paid to SDL executives in connection with the acquisition which were previously recorded as acquisition costs in the quarter ended March 31, 2001 as a one-time charge for that period. We also recorded a $715 million charge for that period to write down the value of our equity investment in ADVA.

The largest portion of our goodwill arose from the merger of JDS FITEL and Uniphase and the subsequent acquisition of SDL, E-TEK, and OCLI. The businesses associated with these business combinations remain significant operations within JDS Uniphase notwithstanding the current business downturn and change in market valuations and each is forecasted to produce positive cash flows over future periods. The goodwill resulted from our acquiring strategic companies when valuations were high. However, while we purchased highly valued shares, we were also in effect exchanging our highly valued shares at the same time so that none of the transactions resulting in creation of large goodwill balances resulted from a corresponding outlay of our cash. Had these transactions been done at different times when valuations were lower with exactly the same share exchange ratios, the goodwill amounts would have been considerably smaller. However, waiting for lower valuations may have reduced their strategic value or otherwise have allowed competitors to buy these companies thereby, eliminating an opportunity to strengthen JDS Uniphase.

OUR SALES ARE DEPENDENT UPON A FEW KEY CUSTOMERS

Our customer base is highly concentrated. Historically, orders from a relatively limited number of optical system providers accounted for a substantial portion of our net sales. During 2001, three customers, Nortel Networks Corporation, Alcatel, and Lucent Technologies, Inc., accounted for 14 percent, 12 percent and 10 percent of net sales, respectively. During 2000, Lucent Technologies, Inc., and Nortel Networks Corporation, accounted for 21 percent and 15 percent of net sales, respectively. We expect that, for the foreseeable future, sales to a limited number of customers will continue to account for a high percentage of our net sales. Sales to any single customer may vary significantly from quarter to quarter. If current customers do not continue to place orders, we may not be able to replace these orders with new orders from new customers. In the telecommunications industry, our customers evaluate our products and competitive products for deployment in their telecommunications systems. Our failure to be selected by a customer for particular system projects can significantly impact our business, operating results and financial condition. Similarly, even if our customers select us, the failure of those customers to be selected as the primary suppliers for an overall system installation could adversely affect us. Such fluctuations could materially harm our business.

INTERRUPTIONS AFFECTING OUR KEY SUPPLIERS COULD DISRUPT PRODUCTION, COMPROMISE OUR PRODUCT QUALITY AND ADVERSELY AFFECT OUR SALES

We obtain various components included in the manufacture of our products from single or limited source suppliers. A disruption or loss of supplies from these companies or a price increase for these components would materially harm our results of operations, product quality and customer relationships. In addition, we currently utilize a sole source for the crystal semiconductor chip sets incorporated in our solid state microlaser products for use in our solid state laser products from Opto Power Corporation and GEC. We obtain lithium niobate wafers, gallium arsenide wafers, specialized fiber components and some lasers used in our telecommunications products primarily from Crystal Technology, Inc., Fujikura, Ltd., Philips Key Modules and Sumitomo, respectively. We do not have long-term or volume purchase agreements with any of these suppliers, and these components may not in the future be available in the quantities required by us, if at all.

ANY FAILURE TO REMAIN COMPETITIVE IN OUR INDUSTRY WOULD HARM OUR OPERATING
RESULTS

If our business operations are insufficient to remain competitive in our industry, our operating results could suffer

The telecommunications markets in which we sell our products are highly competitive and characterized by rapidly changing and converging technologies. We face intense competition from established competitors and the threat of future competition from new and emerging companies in all aspects of our business. Among our current competitors are our customers, who are vertically integrated and either manufacture and/or are capable of manufacturing some or all of the products we sell to them. In addition to our current competitors, we expect that new competitors providing niche, and potentially broad, product solutions will increase in the future. While the current economic downturn has reduced the overall level of business in our industry, the competition for that business remains fierce. To remain competitive in both the current and future business climates, we believe we must maintain a substantial commitment to focused research and development, improve the efficiency of our manufacturing operations, and streamline our marketing and sales efforts, and attendant customer service and support. Under our Global Realignment Program, we have ongoing initiatives in each of these areas. However, our efforts to remain competitive, under the Global Realignment Program and otherwise, may be unsuccessful. Among other things, we may not have sufficient resources to continue to make the investments necessary to remain competitive, or we may not make the technological advances necessary to remain competitive. In addition, notwithstanding our efforts, technological changes, manufacturing efficiencies or development efforts by our competitors may render our products or technologies obsolete or uncompetitive.

Our industry is consolidating

Our industry is consolidating and we believe it will continue to consolidate in the future as companies attempt to strengthen or hold their market positions in an evolving industry. We anticipate that consolidation will accelerate as the result of the current industry downturn. We believe that industry consolidation may result in stronger competitors that are better able to compete as sole-source vendors for customers. This could lead to more variability in operating results as we compete to be a single vendor solution and could hurt our business.

Fiber optic component average selling prices are declining

Prices for telecommunications fiber optic products generally decline over time as new and more efficient components and modules, with increased functionality, are developed, manufacturing processes improve and competition increases. The current economic downturn has exacerbated the general trend, as declining sales have forced telecommunications carriers and their systems provider suppliers to reduce costs, leading to increasing pricing pressure on us and our competitors. Weakened demand for optical components and modules has created an oversupply of these products, which has increased pressure on us to reduce our prices. To the extent this oversupply is not corrected in subsequent periods, we anticipate continuing pricing pressure. Moreover, currently, fiber optic networks have significant excess capacity. Industry participants disagree as to the amount of this excess capacity. However, to the extent that there is significant overcapacity and this capacity is not profitably utilized in subsequent periods, we expect to face additional pricing pressure.

In response to pricing pressure, we must continue to (1) timely develop and introduce new products that incorporate features that can be sold at higher selling prices, (2) increase the efficiency of our manufacturing operations, and
(3) generally reduce costs. Failure to do so could cause our net sales and gross margins to decline, which would harm our business.

If we fail to attract and retain key personnel, our business could suffer

Our future depends, in part, on our ability to attract and retain key personnel. In addition, our research and development efforts depend on hiring and retaining qualified engineers. Competition for highly skilled engineers is extremely intense, and, the current economic downturn notwithstanding, we continue to face difficulty identifying and hiring qualified engineers in many areas of our business. We may not be able to hire and retain such personnel at compensation levels consistent with our existing compensation and salary structure. Our future also depends on the continued contributions of our executive officers and other key management and technical personnel, each of whom would be difficult to replace. We do not maintain a key person life insurance policy on our chief executive officer or any other officer. The loss of the services of one or more of our executive officers or key personnel or the inability to continue to attract qualified personnel could delay product development cycles or otherwise materially harm our business.

WE FACE RISKS RELATED TO OUR INTERNATIONAL OPERATIONS AND SALES

Our customers are located throughout the world. In addition, we have significant offshore operations, including manufacturing facilities, sales personnel and customer support operations. Our operations outside North America include facilities in United Kingdom, the Netherlands, Germany, Australia and the People's Republic of China.

Our international presence exposes us to risks not faced by wholly North American companies. Specifically, we face the following risks, among others:

- our ability to comply with the customs, import/export and other trade compliance regulations of the countries in which we do business, together with any unexpected changes in such regulations;

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

-    currency fluctuations; and

-    potentially adverse tax consequences.

Net sales to customers outside the United States and Canada accounted for $1,043.4 million, $326.7 million and $114.4 million or 32 percent, 23 percent, and 40 percent of net sales for the years ended June 30, 2001, 2000 and 1999, respectively. We expect that sales to customers outside of North America will continue to account for a significant portion of our net sales. We continue to expand our operations outside of the United States and to enter additional international markets, both of which will require significant management attention and financial resources.

Since a significant portion of our foreign sales are denominated in U.S. dollars, our products may also become less price competitive in countries in which local currencies decline in value relative to the U.S. dollar. Lower sales levels that typically occur during the summer months in Europe and some other overseas markets may also materially and adversely affect our business. Furthermore, the sales of many of our optical system provider customers depend on international sales and consequently further exposes us to the risks associated with such international sales.

We have significant and increasing operations in the People's Republic of China and those operations are subject to greater political, legal and economic risks than those faced by our other international operations. In particular, the political, legal and economic climate in China is extremely fluid and unpredictable. Among other things, the legal system in China, both at the national and regional levels, remains highly underdeveloped and subject to change, with little or no prior notice, for political or other reasons. Moreover, the enforceability of applicable existing Chinese laws and regulations is uncertain. These concerns are exacerbated for foreign businesses, such as ours, operating in China. Our business could be materially harmed by any modifications to the political, legal or economic climate in China or the inability to enforce applicable Chinese laws and regulations.

IF WE HAVE INSUFFICIENT PROPRIETARY RIGHTS OR IF WE FAIL TO PROTECT THOSE WE HAVE, OUR BUSINESS WOULD BE MATERIALLY HARMED

We may not obtain the intellectual property rights we require

Others, including academic institutions and our competitors hold numerous patents in the industries in which we operate. We may seek to acquire license rights to these or other patents or other intellectual property to the extent necessary for our business. Unless we are able to obtain such licenses on commercially reasonable terms, patents or other intellectual property held by others could inhibit our development of new products for our markets. While in the past licenses generally have been available to us where third-party technology was necessary or useful for the development or production of their products, in the future licenses to third-party technology may not be available on commercially reasonable terms, if at all. Generally, a license, if granted, includes payments by us of up-front fees, ongoing royalties or a combination thereof. Such royalty or other terms could have a significant adverse impact on our operating results. We are a licensee of a number of third-party technologies and intellectual property rights and are required to pay royalties to these third-party licensors on some of our telecommunications products and laser subsystems.

Our products may be subject to claims that they infringe the intellectual property rights of others

The industry in which we operate experiences periodic claims of patent infringement or other intellectual property rights. We have in the past and may from time to time in the future receive notices from third parties claiming that our products infringe upon third-party proprietary rights. Any litigation to determine the validity of any third-party claims, regardless of the merit of these claims, could result in significant expense to us and divert the efforts of our technical and management personnel, whether or not we are successful in such litigation. If we are unsuccessful in any such litigation, we could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology that is the subject of the litigation. We may not be successful in such development or such licenses may not be available on terms acceptable to us, if at all. Without such a license, we could be enjoined from future sales of the infringing product or products. We are currently subject to various claims regarding third party intellectual property rights. This claim is not expected to have a material adverse effect on our business.

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

IF WE FAIL TO SUCCESSFULLY MANAGE OUR EXPOSURE TO WORLDWIDE FINANCIAL MARKETS, OUR OPERATING RESULTS COULD SUFFER

We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. We utilize derivative financial instruments to mitigate these risks. We do not use derivative financial instruments for speculative or trading purposes. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, a majority of our marketable investments are floating rate and municipal bonds, auction instruments and money market instruments denominated in U.S. dollars. We mitigate currency risks of investments denominated in foreign currencies with forward currency contracts. If we designate such contracts as hedges and they are determined to be effective, depending on the nature of the hedge, changes in the fair value of derivatives will be offset against the change in fair value of assets, liabilities or firm commitments through earnings (fair value hedges) or recognized in other comprehensive income until the hedged item is recognized in earnings (cash flow hedges). The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. A substantial portion of our sales, expense and capital purchasing activities are transacted in U.S. dollars. However, we do enter into these transactions in other currencies, primarily Canadian and European currencies. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, we enter into foreign currency forward contracts. The contracts reduce, but do not always entirely eliminate, the impact of foreign currency exchange rate movements. Actual results on our financial position may differ materially.

IF WE FAIL TO OBTAIN ADDITIONAL CAPITAL AT THE TIMES, IN THE AMOUNTS AND UPON THE TERMS REQUIRED, OUR BUSINESS COULD SUFFER

We have devoted substantial resources for new facilities and equipment to the production of our products. Currently we are incurring substantial costs associated with restructuring our business and operations under our Global Realignment Program. Although we believe existing cash balances, cash flow from operations, available lines of credit, and proceeds from the realization of investments in other businesses will be sufficient to meet our capital requirements at least for the next 12 months, we may be required to seek additional equity or debt financing to compete effectively in these markets. We cannot precisely determine the timing and amount of such capital requirements and will depend on several factors, including our acquisitions and the demand for our products and products under development. Such additional financing may not be available when needed, or, if available, may not be on terms satisfactory to us.

OUR CURRENTLY OUTSTANDING PREFERRED STOCK AND OUR ABILITY TO ISSUE ADDITIONAL PREFERRED STOCK COULD HARM THE RIGHTS OF OUR COMMON STOCKHOLDERS

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

SOME ANTI-TAKEOVER PROVISIONS CONTAINED IN OUR CHARTER AND UNDER DELAWARE LAWS COULD HINDER A TAKEOVER ATTEMPT

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

FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q/A which are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. A forward-looking statement may contain words such as "plans," "hopes," "believes," "estimates," "will continue to be," "will be," "continue to," "intend," "expect to," "anticipate that," " to be" or "can impact" or similar words. These forward-looking statements include any statements we make, or implications suggested by statements we make, as to:

- the future prospects for and growth of us and our industry, including, without limitation, (a) the extent and duration of the current economic downturn, (b) the timing and extent of any recovery from such downturn, (c) the viability, development and growth of new fiber optic telecommunications markets, including the metro and fiber to the curb markets, and (d) the benefits and opportunities for us and others in our industry provided by such new markets,

- the implementation of our Global Realignment Program, the timing and level of benefits we expect to receive as a result of the Program, and the expected cost to complete the Program, including, without limitation, (a) the level of the expected workforce reductions, (b) the benefits we expect to receive from the elimination and consolidation of research and development programs and manufacturing facilities, and (c) the benefits we expect to receive from integrating our sales force and restructuring our customer service program,

- the sufficiency of existing cash balances and investments, together with cash flow from operations and available lines of credit to meet our liquidity and capital spending requirements for future periods, and

- the cost to complete our acquired in-process research and development and the expected amortization of such costs.

Management cautions that forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in such forward-looking statements. These risks and uncertainties include, among other things, the risk that (1) the current economic downturn may be more severe and long-lasting than we can anticipate, and, notwithstanding our projects, beliefs and expectations for our business, may cause our business and financial condition to suffer, (2) due to the current economic slowdown, in general, and setbacks in our customers' businesses, in particular, our ability to predict our financial performance, in particular, and our future success, in general, for future periods is far more difficult than in previous periods; (3) our ongoing integration and restructuring efforts, including, among other things, the Global Realignment Program, may not be successful in achieving their expected benefits, may be insufficient to align our operations with customer demand and the changes affecting our industry, or may be more costly or extensive than currently anticipated; (4) increasing pricing pressure, as the result of the economic downturn and competitive factors, may harm our revenues and profit margins; (5) our research and development programs may be insufficient or too costly or may not produce new products, with performance, quality, quantity and price levels satisfactory to our customers; and (6) our ongoing efforts to reduce product costs to our customers, through, among other things, automation, improved manufacturing processes and product rationalization may be unsuccessful. Further, our future business, financial condition and results of operations could differ materially from those anticipated by such forward-looking statements and are subject to risks and uncertainties including the risks set forth above. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q/A to conform such statements to actual results or to changes in our expectations.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        N/A

ITEM 2. CHANGES IN SECURITIES

In January 2001, the Company acquired the outstanding shares of OPA in exchange for 2.4 million shares of the Company's common stock, valued at $131.8 million and the issuance of options to purchase an additional 0.1 million shares of JDS Uniphase common stock valued at $36.5 million in exchange for OPA options. The issuance of the common stock was exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended. The stock was issued to former shareholders of OPA. Subject to the completion of certain milestones, the merger agreement also provides for the issuance of additional shares of common stock, valued at approximately $250.0 million, with the final milestone payment scheduled to be paid on or prior to January 31, 2004.

During the second and third quarter of fiscal 2001, the Company issued 1.4 million shares of the Company's common stock in connection with the acquisition of Epion Corporation valued at $89.2 million. These shares were issued in connection with milestones achieved as part of initial purchase agreement. The issuance of the common stock was exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        N/A

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Special Meeting of Stockholders (the "Special Meeting") of the Company was held on February 12, 2001 to consider and vote upon a proposal to approve the issuance of shares of JDS Uniphase Corporation common stock under the Agreement and Plan of Merger, dated as of July 9, 2000, by and among JDS Uniphase Corporation, K2 Acquisition, Inc., a wholly owned subsidiary of JDS Uniphase Corporation, and SDL, Inc.

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

------------------

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

         (4) Incorporated by reference to exhibit 10.3 to the Company's current Report on Form 8-K filed June 24, 1998.

         (5) Incorporated by reference to exhibit 3.5 to the Company's Report on Form 10-K/A filed February 13, 2001.

         (6) Incorporated by reference to the Company's Registration Statement on Form 8-A 12G/A filed on February 13, 2001.

         (7) Incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A filed on June 2, 1999.

         (8) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the period ending June 30, 1999.

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


                                              JDS Uniphase Corporation
                                    --------------------------------------------
                                                    (Registrant)

Date: September 14, 2001                        /s/ Anthony R. Muller
                                    --------------------------------------------
                                    Anthony R. Muller, Executive Vice President
                                    and CFO
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

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

------------------

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

         (4) Incorporated by reference to exhibit 10.3 to the Company's current Report on Form 8-K filed June 24, 1998.

         (5) Incorporated by reference to exhibit 3.5 to the Company's Report on Form 10-K/A filed February 13, 2001.

         (6) Incorporated by reference to the Company's Registration Statement on Form 8-A 12G/A filed on February 13, 2001.

         (7) Incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A filed on June 2, 1999.

         (8) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the period ending June 30, 1999.