Form 10-K
period 2001-06-30
JDS UNIPHASE CORP /CA/
filed 2001-09-19
CIK 912093

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K
                             ---------------------

(Mark One)
    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
             SECURITIES EXCHANGE ACT OF 1934



             FOR THE FISCAL YEAR ENDED JUNE 30, 2001



                                   OR



    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)



   OF THE
 SECURITIES
EXCHANGE ACT
  OF 1934



             For the transition period from           to           .

                         COMMISSION FILE NUMBER 0-22874
                             ---------------------

                            JDS UNIPHASE CORPORATION
             (Exact name of registrant as specified in its charter)

                    DELAWARE                                        94-2579683
        (State or other jurisdiction of                          (I.R.S. Employer
         incorporation or organization)                        Identification No.)
      210 BAYPOINTE PARKWAY, SAN JOSE, CA                             95134
    (Address of principal executive offices)                        (Zip code)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of August 23, 2001, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $9.3 billion based upon the closing prices of the Common Stock and Exchangeable Shares as reported on The Nasdaq National Market and The Toronto Stock Exchange, respectively, on such date. Shares of Common Stock held by officers, directors and holders of more than 5% of the outstanding Common Stock have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of August 23, 2001, the Registrant had 1,324,211,931 shares of Common Stock outstanding, including 153,553,002 Exchangeable Shares.

                      DOCUMENTS INCORPORATED BY REFERENCE
                        (To the Extent Indicated Herein)

     Certain information required in Part III hereto is incorporated by reference to the Proxy Statement for the Registrant's 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     JDS Uniphase Corporation is a high technology company that designs, develops, manufactures and distributes fiber optic components, modules and subsystems for the fiber optic communications industry. These products are deployed in advanced optical communications networks for the telecommunications and cable television industries. Incorporated in Delaware in October 1993, we are the product of several substantial mergers and acquisitions, including, among others, the combination of Uniphase Corporation and JDS FITEL Inc. to form JDS Uniphase Corporation on June 30, 1999, and the subsequent acquisitions of Optical Coating Laboratory, Inc. ("OCLI") on February 4, 2000, E-TEK Dynamics, Inc. ("E-TEK") on June 30, 2000 and SDL, Inc. ("SDL") on February 13, 2001.

     Fiber optic communications systems deliver voice, video, audio and text data information over high-capacity fiber optic cables. Although ultimately highly complex, a fiber optic communications system performs three basic functions common to all communications systems: transmitting, receiving and routing (switching) information, in this case information encoded on light signals. Our products, fiber optic components, modules and subsystems, alone and in combinations, perform all of these functions and are the building blocks of fiber optic communications systems. We sell our products to the world's leading and emerging telecommunications networking and cable television system providers. These companies include established industry participants, such as Alcatel, Ciena, Cisco, Corning, Lucent, Marconi, Motorola, Nortel, Siemens and Tyco, along with emerging companies, such as Corvis, ONI Systems, Juniper Networks and Sycamore. In turn, the system providers supply integrated systems to telecommunications carriers such as AT&T, WorldCom, Qwest and Sprint.

     Our component products include semiconductor lasers, high-speed external modulators, transmitters, couplers, multiplexers, circulators, tunable filters, optical switches and isolators for fiber optic applications. Our module and subsystem level products include amplifiers, transponders, transceivers, optical performance monitors and dispersion compensation modules. We also supply our system provider customers with test instruments for both system production applications and network installation.

     We also sell a number of other products for applications outside the fiber optic industry that use the same or similar technologies as those used in our fiber optics products business. These additional products include commercial lasers, advanced light interference pigments, optical display and projection products, and gas cluster ion beam surface equipment used in a variety of markets, including the semiconductor and biomedical industries.

INDUSTRY ENVIRONMENT AND OUR GLOBAL REALIGNMENT PROGRAM

  INDUSTRY ENVIRONMENT

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

     Nevertheless, we believe the industry will ultimately rebound from the current downturn and grow in the future for several reasons: (a) internet traffic, an important driver of network expansion, is expected to continue to grow annually at a rate of between 50 percent and 100 percent, according to industry research firm Ryan, Hankin & Kent; (b) this internet traffic is likely to increasingly include content, such as full motion video (including, ultimately, high definition video) and multichannel high quality audio, the delivery of which will require as yet unavailable bandwidth; and (c) the expansion of fiber optic network technology deeper into the networks that serve both businesses and consumers. Concerning network expansion, fiber optic networks are currently relegated primarily to long-haul, city-to-city, and undersea applications, while new markets, in particular the intra-city, or metro, markets, and, ultimately, neighborhood access, or so-called "fiber to the curb," remain largely untapped. We believe these untapped markets represent a significant future opportunity for our industry and for us. Moreover, we anticipate that installation of metro fiber optic systems and, ultimately, fiber to the curb, will increase demand for long haul capacity as overall network traffic expands as users are provided and use greater bandwidth. Consequently, we anticipate future continued telecommunications network development and expansion both through the installation of new networks and through the upgrade and expansion of existing networks. However, given our current lack of visibility, we cannot provide any assurance as to the timing or extent of any industry recovery or as to any increase in business or other benefits that we may receive as a result thereof.

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

     - Eliminating overlapping product development programs and concentrating our key product development activities in specific global centers, with the goal to allocate our resources, both geographically and technologically, to those products and technologies that we believe will be the most important to our customers.

     - Consolidating our manufacturing, sales and administrative facilities, through building and site closures, from a total of approximately 6.3 million square feet into approximately 4.4 million square feet. As of June 30, 2001, nine sites have been closed or scheduled for closure:
       Asheville, North Carolina; Bracknell, United Kingdom; Freehold, New Jersey; Hillend, United Kingdom; Oxford, United Kingdom; Richardson, Texas; Rochester, New York; Shunde, China and Taipei, Taiwan.

     - Integrating our sales force to, among other things, provide each of our customers with a single point of contact and, in the case of our larger customers, a dedicated sales team. We have largely completed this task. This year, we expect to expand our sales restructuring efforts to include our customer service program by creating technical and support centers to streamline customer interactions with product line managers. Ultimately, we intend that every customer have a single point of contact for order placement, status updates, billing and related questions. We also intend to exploit our global Oracle systems implementation to consolidate administrative functions and realize cost savings in all areas of product sales and support.

     The Global Realignment Program is expected to reduce our costs by approximately $700 million annually after its complete implementation, which is expected in fiscal 2002. We believe that the measures taken under the Program will provide us the flexibility to meet our customers' current operating needs without sacrificing our ability to expand our business and respond to future increases in business levels.

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

SPECIAL CHARGES

     We recorded significant special charges in the fourth quarter of 2001 of $264.3 million, $510.6 million, and $59.8 million, related to restructuring activities, inventory write-downs, and loss on excess inventory purchase commitments, respectively. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations for further details regarding the nature of these charges.

     The downturn in telecommunications equipment and financial markets has created unique circumstances with regard to the assessment of certain of our long-lived assets. In the second half of fiscal 2001, we evaluated the carrying value of certain long-lived assets and acquired equity investments, consisting primarily of goodwill and other intangible assets and our investment in ADVA. We were carrying a large amount of goodwill on our balance sheet. Because of our significant acquisitions as accounting rules required that goodwill be recorded based on stock prices at the time merger agreements are executed and announced, and our merger agreements were negotiated and announced at times when market valuations were considerably higher than at present.

     On April 24, 2001, we announced that we were evaluating the carrying value of certain long-lived assets and that such evaluation may result in an approximately $40 billion reduction in goodwill for the quarter ended March 31, 2001. On July 26, 2001, we announced that we were recording reductions of $38.7 billion and $6.1 billion in goodwill and other intangible assets for the quarters ended March 31, 2001 and June 30, 2001, respectively. In addition, we announced we were recording a $715 million charge for the quarter ended March 31, 2001 to write down the value of our investment in ADVA. We also announced at that time that we would be conducting a further assessment of our long-lived assets and that further adjustments to our fiscal 2001 results may result from this assessment. We subsequently completed this review and it resulted in our recording additional charges to reduce goodwill and other long-lived assets of $1.1 billion and $4.2 billion during the quarters ended March 31, 2001 and June 30, 2001, respectively.

     The largest portion of our goodwill arose from the merger of JDS FITEL and Uniphase and the subsequent acquisitions of SDL, E-TEK, and OCLI. The businesses associated with these business combinations remain significant operations within JDS Uniphase notwithstanding the current business downturn and change in market valuations and each is forecasted to produce positive cash flows over future periods. The goodwill resulted from our acquiring strategic companies when valuations were high. However, while we purchased highly valued shares, we were also in effect exchanging our highly valued shares at the same time so that none of the transactions resulting in the creation of large goodwill amounts resulted from a corresponding outlay of our cash. Had these transactions been done at different times when valuations were lower with exactly the same share exchange ratios, the goodwill amounts would have been considerably smaller. However, waiting for lower valuations may have reduced their strategic value or otherwise have allowed competitors to buy these companies thereby, eliminating an opportunity to strengthen JDS Uniphase.

OUR PRODUCTS

     Our telecommunications systems customers focus on developing and installing increasingly flexible, dynamic, efficient and robust high-capacity communications networks. Our products help meet their needs by enabling higher capacity through higher transmission speeds and the use of multichannnel signals (known as wavelength division multiplexing or WDM), amplifying signals further to reduce or eliminate the need for costly electrical signal regeneration, and improving reliability and flexibility by offering additional provisioning and monitoring functionality. Our products include a broad range of components, modules and subsystems better enabling our customers to satisfy all of their requirements through "one-stop" shopping at a single supplier. We strive to be able to supply 100 percent of our customers' component, module and subsystem needs through our existing, and continually expanding, product portfolio. In this report, we focus on our more recent product offerings.

     We have two principal operating segments through which we develop and manufacture our telecommunications products: (a) Amplification and Transmission; and (b) Wavelength Division Multiplexing (WDM), Switching and Thin Film Filters.

AMPLIFICATION AND TRANSMISSION PRODUCTS

     Our amplification and transmission products send, receive and amplify transmission signals in fiber optic systems. Products in this group include, but are not limited to: (a) products that send signals (source lasers, transmitters, modulators and wavelength lockers), (b) products that amplify signals (amplifiers and pump lasers); (c) products that receive signals (photodetectors and receivers); and (d) integrated products that transmit and detect signals (transceivers and transponders).

     Source Lasers. At the beginning of the network, a source laser powers the initial signal that will be transmitted over the network. These source lasers are characterized by their wavelength and power levels. Power, which is measured in milliwatts, generally determines the ability of the source laser to transmit over longer distances, with higher power source lasers enabling greater initial transmission distances. A single source laser is required for each channel in a WDM system.

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

     Amplifiers. We supply both Erbium-doped fiber amplifier ("EDFA") optical amplifiers and Raman amplification pumps. These products are designed to boost the WDM optical signals without reconversion to electrical signal and permit an optical signal to travel a greater distance between electronic terminals and regenerators. These modules include multiple passive and active components such as couplers, isolators, pump combiners and pump lasers.

     Pump Lasers. Pump lasers are used in optical amplifiers within networks to regenerate the light signal that naturally suffers loss over distance within the network. The advent of the optical amplifier in the early 1990s has permitted the development of today's advanced fiberoptic networks by eliminating the need within those networks to convert attenuated optical signals back into the electrical domain to amplify these signals for continued transmission over long distances. Optical amplifiers each contain from one to six pump lasers depending on amplifier performance requirements. We supply 980-nanometer and 1480-nanometer pump lasers that are used in optical amplifiers. These pumps are used to energize the erbium-doped fiber that comprises the amplifier. We also supply 14xx-nanometer pump lasers that are utilized in Raman modules to create gain in the transmission fiber, allowing the signal to travel farther without electrical regeneration.

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

     We believe our customers are seeking greater integration and functionality from their component vendors. By reducing the number of component integration and manufacturing steps at the customer level, our customers can better focus their time and resources on their core competencies of system architecture, software design and related competitive advantages. Furthermore, we believe that greater integration of components into single-box modules and subsystems will reduce overall system costs. Consistent with this belief, in 2001 our new product offerings in the Amplification and Transmission Products Group focused on module level solutions, under which various individual components are combined to provide increased functionality and standardization in a smaller package. For example our transceiver modules generally combine a transmitter, modulator, wavelength locker, photodetector and control electronics into a single package. Examples of new 2001 products include:

     - 10 Gb/s (OC-192) and 2.5 Gb/s (OC-48) MSA Transceivers/Transponders for Extended, Long and Short Reach that feature integrated optical and electronic components for transmitting and receiving optical signals.

     - 10 Gb/s APD/PIN Receiver with automatic gain control (AGC) that improves signal reception in OC-192 systems.

     - C, L or C plus L Raman Amplification Pump that enables the transmission fiber to serve as a medium for providing signal gain.

     - High Power 360 mW 980nm Grating-Stabilized Pump Modules that are the next-generation high power pumps for EDFA designs.

     - C-Band Cooled Micro-Amplifier that provides simple optical amplification in a compact size, and is designed both for DWDM systems at points where signals are not multiplexed and for deployment in edge or access networks.

     - Uncooled 980 nm pump laser that for EDFAs offers the highest power in the industry (up to 200 mW), eliminates the need for additional components and electronics for temperature control, and uses only a fraction of the operating power required by standard, cooled pump lasers.

     - 40 Gb/s Small Signal Amplifier Driver that provides optical-to-electrical conversion at the point where the signal is received.

WDM, SWITCHING AND THIN FILM FILTER PRODUCTS

     Our WDM, switching and thin film products guide and route light signals through a fiber optic network. These products include, but are not limited to: add-drop multiplexers, isolators, thin film-based wavelength division multiplexers, arrayed waveguides, fiber Bragg gratings, couplers, circulators, optical switches, micro-electro-mechanical systems, gain flattening filters, attenuators, and test instruments for optical components. Our non-telecom products are also included in this segment.

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

     Couplers, Filters, Isolators and Circulators. Wavelength division multiplexer couplers are used to split and combine signals in an optical network. We supply WDM demultiplexers and access/bi-directional couplers. Many of these products are based on thin-film filters, arrayed waveguide gratings, fused fiber couplers, microlenses and/or special optical materials. The WDM products are used after the source lasers and before the receivers.

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

     Consistent with our belief that our customers are seeking greater integration and functionality in products provided by their component vendors, our new product offerings in the WDM, Switching and Thin Film Group focused on module level solutions in year 2001. Examples of new products include:

     - Tunable Dispersion Compensator is the first available product for per-channel, adjustable dispersion compensation for 40 Gb/s and 10 Gb/s ultra long-haul systems. Different colors of light travel along an optical fiber at slightly different speeds, and light signals that carry information always have some small variation in the color of the light. The dispersion compensation modules cancel out those differences in speed so that all the colors of the light signal arrive at their destination at the same time.

     - 50 and 100 GHz, 8 and 40 Channel V-MUX Integrated VOA Array/WDM Multiplexer that incorporates arrayed waveguide gratings for dense wavelength division multiplexing with temperature control and variable optical attenuators. Attenuators adjust the strength of the optical signals to make them equal so that they can be received cleanly.

     - MEMS Variable Optical Attenuator (VOA) is JDS Uniphase's first product based on Micro-Electro-Mechanical Systems (MEMS) technology and offers high performance and fast response in an ultra-compact package. The MEMS VOA is well suited to equalize the strength of multiple optical signals and provide network power provisioning in optical amplifiers giving network designers more flexibility in managing bandwidth.

     - MOMS Series 1x2 Optical Switches, based on Micro-Opto-Mechanical Systems
       (MOMS) technology, these switches feature improved fiber management provided in an extremely small, compact package.

     - MEMS 1x2 and 2x2 Optical Switches that use MEMS technology to provide advanced switching speeds and improved optical performance bundled in a condensed, hermetically sealed package.

     - VCF Series of 100 GHz tunable filters that offer attractive solutions for selecting specific wavelengths to be dropped to metropolitan rings or for provisioning single wavelengths to end users as they grow.

     - Network Monitoring Module is an eight-channel power monitoring device that provides a digital output of channel power and a control output for power balancing, which helps identify any potential network problems and directs data flow accordingly to allow optimal network reliability.

     - Wavelength Monitoring Unit that measures optical power, optical signal-to-noise ratio (OSNR), and wavelength.

     - Optical Performance Monitor that has the highest accuracy for OSNR and also measures optical power and wavelength.

  TEST INSTRUMENTS

     Test instruments are used for testing and measuring optical components. Many of the test instruments were originally developed for evaluating our own optical components during design and production. In 2001, JDS Uniphase introduced our Multiple Application Platform (MAP), the next generation platform for its line of fiber optic test and measurement instrumentation. MAP provides a wide range of test and measurement switches and attenuators in a modular and upgradeable architecture suitable for R&D and manufacturing environments.

  NON-TELECOM PRODUCTS

     In addition to our core optical components and modules business, we also manufacture and supply laser subsystems for a broad range of applications, optical display and projection products used in computer displays and other similar applications and light interference pigments used in security products and decorative surface treatments.

     Our principal laser subsystem products consist of air-cooled argon gas laser subsystems, which generally emit blue or green light, helium-neon lasers, which generally emit red or green light, and solid state lasers, which generally emit infrared, blue or green light. These systems consist of a combination of a laser head containing the lasing medium, power supply, cabling and packaging, including heat dissipation elements.

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

COMPETITIVE ENVIRONMENT

     We compete with numerous fiber optic component manufacturers, including independent merchant suppliers and business units within vertically integrated equipment manufacturers, including some of our customers. While each of our product families has multiple competitors, we believe that we have the broadest range of fiber optic components and modules available from one supplier in the industry. We also believe that this range of products will position us well in the industry as it continues to move towards module and subsystem level products as we can better control the cost and quality of the components contained in module and subsystem level products.

     While not a comprehensive list, our competitors in one or more product lines include: Agere, Agilent, Alcatel Optronics, Avanex, Chorum, Ciena, Corning, DiCon, Exfo, Fujitsu, Furukawa, Hitachi, New Focus, Nortel HPOCS, Oplink, Sumitomo, Tellium, and Tyco.

     To save on costs and time, we believe that telecommunications system suppliers generally seek fewer vendors for a greater variety of components and integrated modules. A single vendor of multiple components or modules has the ability to design these products to interact more effectively within a network infrastructure and to optimize performance between them when installed in a single network system. Given these factors, we believe that established system suppliers will seek to reduce the level of their vertical integration at the component and module level and to focus on the overall system design and architecture of their products, which has historically been the primary means by which those system suppliers have differentiated themselves from their competitors. In this environment, we will continue to focus on selling customers a portfolio of products that meets their system and cost requirements while ensuring us a substantial portion of their component and module needs for the particular system. Moreover, in the current industry uncertainty, we believe that the communications equipment manufacturers will seek to further consolidate their vendor relationships, strengthening ties with established industry leaders, like us, and eliminate or reduce their dependence on smaller and less secure suppliers. We believe our broad product portfolio, financial stability, strongly funded research and development, and high qualification standards, position us increasingly to compete to be the supplier of choice to these companies now and in the future.

COMPANY STRATEGY

     Our mission has been and continues to be to maintain and expand our position as the leading merchant supplier of advanced components, modules and subsystems to the telecommunications and cable television networking marketplace. The key elements of our business strategy are as follows:

     - Maintain Close Customer Relationships. We work closely with our customers from initial product design through to manufacturing and delivery. We strive to engage with our customers at the early stages of system development to provide them with all of their component and module needs through customized design and manufacturing, aligned with the requirements of their systems. Maintaining and strengthening these relationships is particularly critical during the current industry downturn. Accordingly, reorganizing and focusing our sales, customer support and product development efforts to strengthen and streamline our customer relationships is a fundamental aspect of our Global Realignment Program.

     - Maintain Technology Leadership and High Product Reliability. We consider our technology and product leadership to be critical to our continued success. We offer the broadest range of components and modules to telecommunications system providers, and we expect to continue this leadership. To do so, we must continue to develop new products, offering increased efficiency, performance and functionality, and with higher levels of integration, to our customers. To this end, notwithstanding the current economic downturn, we allocate, and expect to continue to allocate, significant funding and management emphasis to our product and technology development programs. Moreover, by eliminating overlapping R&D programs and concentrating our key product development activities in specific global centers, under our Global Realignment Program, we expect to conduct these programs with greater efficiency and focus. We believe that focused, judicious, and vigorous product development programs are critical to maintaining and strengthening our leadership in current and future industry climates.

     - Offer a Comprehensive Portfolio of Fiber Optic Components and
       Modules. We endeavor to be the preferred, comprehensive, source for an increasingly greater variety of optical components and modules, for both the established network system providers as well as the emerging system providers. We believe our customers will continue to reduce the number of suppliers of components and modules for their systems. We believe this trend will accelerate because of the current economic downturn and the need for our customers to build relationships with financially secure, comprehensive solution providers. Accordingly, we strive to provide a comprehensive solution to our customers' component and module needs.

     - Develop Modules and Subsystems. Our customers continue to seek an increase in the level of integration in the optoelectronic and optical products they purchase from their suppliers. Moreover, we believe our customers' ability to offer robust, dynamic high bandwidth systems to their carrier customers on a cost-effective basis will be integral to an industry recovery. We believe that greater integration of components into single-box modules and subsystems will reduce overall system costs. Furthermore, we believe reductions in the number of component integration and manufacturing steps required to be performed by our customers enable our customers to better focus their resources on aspects of their business that build on their core system architecture and maintenance competencies and related competitive advantages over other system providers. To this end, we expect to continue to devote substantial resources and effort to develop and manufacture increasingly integrated module and subsystem-level solutions for our customers. We believe that our broad core competencies in optical components, together with our strong customer relationships, will enable us to successfully develop and manufacture products offering these levels of integration and functionality to our customers.

     - Structure Our Manufacturing Capabilities for Maximum Efficiency and Quality. Prior to the current industry downturn, in response to increasing customer demand, we expanded our worldwide manufacturing capacity through a number of initiatives, including facility expansion, mergers and acquisitions, enhanced manufacturing efficiencies and yield improvements, automation, and outsourcing. In the current economic environment, we realize the need to shift our manufacturing focus from capacity expansion to efficiency, while continuing to maintain product quality and the ability to expand during any future business upturn. Consequently, a critical goal of our Global Realignment Program is to reorganize and consolidate our manufacturing operations into those facilities best suited economically, technologically and geographically, to manufacture our products while consistently meeting our and our customers' quality standards. When completed, we expect production to be centralized in designated competency centers in order to enhance productivity and streamline operations. In connection with the Global Realignment Program, we are moving the manufacturing of many of our established products to our facility in Shenzen, Peoples Republic of China. In addition to our efforts under the Global Realignment Program, we continue our efforts to increase manufacturing efficiency through automation and outsourcing, where partners may help remove production bottlenecks and create a more cost-effective and scalable process.

     - Seek Complementary Mergers and Acquisitions. The telecommunications industry is experiencing rapid consolidation and realignment because of globalization, deregulation and rapidly changing competitive technologies such as fiber optics for cable television, wireless communications and the Internet. We expect this consolidation and realignment trend to increase as the result of the current industry downturn. We have grown in part by acquiring or merging with telecommunications component and module businesses and may continue to do so in the future. We frequently evaluate strategic opportunities and intend in the future to pursue acquisitions of additional products, technologies and businesses actively.

     Although we expect to be successful in implementing our strategy, our statements about our strategy are necessarily forward looking. We cannot predict the future and many factors, some within and some outside of our control, may cause us to fail to achieve one or more of our strategic goals. Some of these factors are discussed under "Risk Factors" below.

SALES AND MARKETING

     We market our telecommunications components to our customers primarily through our direct sales force in North America, Asia, Europe and Australia. In addition, we currently sell some of our products through distributors and manufacturers' representatives in North America, Europe, Asia, South America, the Middle East and Australia. Selected customers for telecommunications components include:

Alcatel               Corvis                     Nortel
Agilent               Juniper Networks           ONI Systems
Ciena                 Lucent                     Siemens
Cisco                 Marconi                    Sycamore
Corning               Motorola                   Tyco

     Subsequent to our acquisition of SDL and continuing with our Global Realignment Program, we are integrating our sales force to, among other things, provide each of our customers with a single point of contact, who is or will be the dedicated account specialist for that customer. In addition, each of our larger customers has or will have a dedicated sales team. We have largely completed this task. Ultimately, it is our intention that every customer has a single point of contact for order placement, status updates, billing and related questions.

     We market our non-telecommunication products through our specialized non-telecommunications direct sales force and worldwide network of representatives and distributors.

CUSTOMER SUPPORT AND SERVICE

     We believe that a high level of customer support is necessary to successfully develop and maintain long-term relationships with all of our customers. With respect to our core telecommunications businesses, each relationship begins at the design-in phase and is maintained as customer needs change and evolve. We provide direct service and support to our telecommunications customers through our offices in North America, Asia and Europe. This year we expect to establish technical and support centers to streamline customer interactions with product line managers. We also intend that our customer service unit exploit our global Oracle implementation to consolidate administrative functions and realize cost savings.

RESEARCH AND DEVELOPMENT

     During 2001, 2000 and 1999, we incurred research and development expenditures of $325.9 million, $113.4 million and $27.0 million, respectively.

     We are currently developing new and enhanced telecommunications components, modules and subsystems. Once the design of a product is complete, our engineering efforts shift to enhance both the performance of that product and our ability to manufacture it at higher volumes and at lower cost. For the telecommunications marketplace, we are directing research and development to strategically important areas: tunable compensation, wavelength switching, and next-generation amplification and transponder products. We continue to develop packaging technology for a number of our optoelectronic components so as to enable us to supply more integrated and lower cost packaged modules to our customers.

     In response to the recent economic downturn, we are cutting the dollar amount of our research and development expenditures for 2002. However, we expect such expenditures will increase as a percentage of net sales during the same period. In addition, as part of our Global Realignment Program, we are eliminating overlapping product development programs and concentrating our key product development activities in specific global centers. The goal is to allocate our resources both geographically and technologically to products and technologies that we believe will be most important to our customers.

MANUFACTURING

     The following table sets forth our main manufacturing locations and the primary products manufactured at each location as at June 30, 2001 (except as indicated):

LOCATION                                                            PRODUCTS
--------                                                            --------
NORTH AMERICA
Canada, British Columbia, Victoria*.......  980-nm and 14xx-nm terrestrial pump packaging
Canada, Ontario, Ottawa...................  Optical amplifiers, wavelength division multiplexers, couplers, circulators, switches, tunable filters, EDFAs,
                                            isolators and test instruments for telecommunications,
                                            waveguides and attenuators
Canada, Ontario, Toronto..................  Optical performance monitors and dispersion compensation modules
USA, California, Manteca..................  Laser subsystems
USA, California, San Jose.................  Add-drop multiplexer modules, wavelength division multiplexers, Raman amplifiers, 980-nm pump lasers,
                                            couplers, circulators, switches, isolators, optical
                                            amplifiers and laser subsystems
USA, California, Santa Rosa...............  Thin film filters, optical display and projection products and light interference pigments
USA, Connecticut, Bloomfield..............  Lithium niobate modulators and wavelength lockers
USA, Florida, Melbourne...................  Transponder modules (OC-48 and OC-768) and automation equipment
USA, Massachusetts, Norwood...............  Specialty fiber
USA, New Jersey, Eatontown................  EDFA optical amplifiers
USA, New Jersey, Piscataway...............  Electronic drivers for telecommunications
USA, New Jersey, Trenton..................  Optical photodetectors and receivers
USA, New York, Rochester*.................  Display optics
USA, North Carolina, Raleigh-Durham.......  Micro-electro-mechanical-systems
USA, Ohio, Columbus.......................  Arrayed waveguide grating
USA, Pennsylvania, Horsham................  Transponder modules (OC-192)
USA, Texas, Richardson*...................  Optical performance monitors
EUROPE
Germany, Waghaeusel-Kirrlach..............  Waveguide splitters and splitter shelves
Netherlands, Eindhoven....................  Source lasers, semiconductor amplifiers, and semiconductor optical amplifiers
Switzerland, Zurich**.....................  980-nm pump lasers
United Kingdom, Bracknell*................  Optical performance monitors
United Kingdom, Hillend*..................  Thin film filters
United Kingdom, Oxford*...................  Optical subassemblies
United Kingdom, Plymouth*.................  Advanced laser packaging
United Kingdom, Torquay...................  Fused fiber components
United Kingdom, Witham*...................  Integrated RZ and OC-768 modulators
REST OF WORLD
Australia, Sydney.........................  Fiber Bragg gratings
China, Fuzhou.............................  YVO4 and lithium niobate crystals
China, Shenzhen...........................  Isolators and wavelength division multiplexers
China, Shunde*............................  Isolators and wavelength division multiplexers
Taiwan, Taipei*...........................  Couplers and isolators

---------------

 * These facilities have currently been identified for closure in 2002 under the Global Realignment Program.

** The Zurich facility was sold to Nortel Networks on February 13, 2001.

SOURCES AND AVAILABILITY OF RAW MATERIALS

     Our policy is to establish at least two sources of supply for materials whenever possible, although we do have some sole source supply arrangements. The loss or interruption of such arrangements could have an impact on our ability to deliver certain products on a timely basis.

PATENTS AND PROPRIETARY RIGHTS

     Intellectual property rights that apply to our various products include patents, trade secrets and trademarks. Because of the rapidly changing technology and a broad distribution of patents in the optoelectronics industry, our intention is not to rely primarily on intellectual property rights to protect or establish our market position. We do not intend to broadly license our intellectual property rights unless we can obtain adequate consideration or enter into acceptable patent cross-license agreements. We held over 600 U.S. patents and numerous foreign patents at June 30, 2001.

MINORITY INVESTMENTS

     We make minority investments in companies that build technology or provide services that are complementary to our products. By investing in new ventures, we strengthen our partnerships with such companies. Together with our partners, we believe we can offer more complete solutions to the market.

BACKLOG

     Backlog consists of written purchase orders for products for which we have assigned shipment dates within the following 12 months. As of June 30, 2001, our backlog was $677 million as compared to a backlog of $931 million at June 30, 2000. Orders in backlog are firm, but are subject to cancellation or rescheduling by the customer. Because of possible changes in product delivery schedules and cancellation of product orders and because our sales will often reflect orders shipped in the same quarter in which they are received, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. Certain of our customers have adopted "just in time" techniques with respect to ordering the our products, which will cause us to have shorter lead times for providing products to some customers. Such shorter lead times are likely to result in lower backlog relative to sales in future periods.

     As a consequence of the industry downturn subsequent to June 30, 2001, we experienced cancellations of some orders included in our June 30, 2001 backlog. Moreover, we expect our backlog for future periods to be lower than at June 30, 2001. For these reasons, our ability to translate our current backlog (including the $677 million of backlog at June 30, 2001) into sales has been and is likely to continue to be adversely affected by order cancellation and rescheduling, which were significant in recent quarters. Consequently, during this period of industry uncertainty, we caution that, our announced backlog may not be a reliable indicator of future sales or the level of future orders.

EMPLOYEES

     At June 30, 2001, we had a total of 19,948 full-time employees worldwide, including 2,350 in research, development and engineering, 622 in sales, marketing and service, 14,979 in manufacturing, and 1,997 in general management, administration and finance. On July 26, 2001, we announced our intention to reduce our global work force to approximately 13,000 employees through the Global Realignment Program. As of June 30, 2001, approximately 6,100 employees had been terminated as part of the Program. Of the total work force reduction, the majority was in manufacturing.

     Our employees are not represented by any collective bargaining organization except for our Netherlands and Germany operations. We have never experienced a work stoppage, slowdown or strike. Notwithstanding the current downturn, we consider our employee relations to be generally good.

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

  We Have Incurred, and May in the Future Incur, Inventory-Related Charges, the Amounts of Which Are Difficult to Predict Accurately

     As a result of the business downturn we have incurred charges to align our inventory with actual customer requirements over the near term. We use a rolling six-month forecast based on anticipated product orders, product order history, forecasts, and backlog to assess our inventory requirements. As discussed above, our ability to forecast our customers' needs for our products in the current economic environment is very limited. We have incurred, and may in the future incur, significant inventory-related charges. In the fourth quarter of 2001, we incurred charges related to inventory write-downs and losses on excess inventory purchase commitments of $510.6 million, and $59.8 million, respectively. We may incur significant similar charges in future periods. Moreover, because of our current difficulty in forecasting sales, we may in the future revise our previous forecasts. While we believe, based on current information, that the inventory-related charges recorded in 2001, are appropriate, subsequent changes to our forecast may indicate that these charges were insufficient or even excessive.

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

     Implementation of the Global Realignment Program involves reductions in our workforce and facilities and, in certain instances, the relocation of products, technologies and personnel. We will incur significant expenses to implement the program and we expect to realize significant future cost savings as a result. As with our other integration efforts, the Global Realignment Program may not be successful in achieving the expected benefits within the expected timeframes, may be insufficient to align our operations with customer demand and the changes affecting our industry, may disrupt our operations, or may be more costly than currently anticipated.

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

  ACCOUNTING TREATMENT OF OUR ACQUISITIONS HAS IMPACTED OUR OPERATING RESULTS

  Our Operating Results Are Adversely Impacted by Purchase Accounting Treatment, Primarily Due to the Impact of Amortization of and Other Reductions in the Carrying Value of Goodwill and Other Intangibles Originating From Acquisitions

     Under accounting principles generally accepted in the United States through June 30, 2001, we accounted for most of our acquisitions using the purchase method of accounting. Under purchase accounting, we recorded the market value of our common shares and the exchangeable shares of our subsidiary, JDS Uniphase Canada Ltd., issued in connection with acquisitions and the fair value of the stock options assumed and the amount of direct transaction costs as the cost of acquiring these entities. That cost is allocated to the individual assets acquired and liabilities assumed, including various identifiable intangible assets such as in-process research and development, acquired technology, acquired trademarks and trade names and acquired workforce, based on their respective fair values. We allocated the excess of the purchase cost over the fair value of the net identifiable assets to goodwill.

     The impact of purchase accounting on our operating results is significant. For fiscal 2001, we recorded an acquisition related amortization expense of $5,387.0 million.

     Additionally, we also incur other purchase accounting related costs and expenses in the period a particular transaction closes to reflect purchase accounting adjustments adversely affecting gross profit and the costs of integrating new businesses or curtailing overlapping operations. Purchase accounting treatment of our mergers and acquisitions, at least through the end of 2002 at which time new accounting rules will apply, will result in a net loss, which will have a material and adverse effect on our results of operations.

     The downturn in telecommunications equipment and financial markets created unique circumstances with regard to the assessment of certain of our long-lived assets and investments. In the second half of fiscal 2001, we evaluated the carrying value of certain long-lived assets and acquired equity investments, consisting primarily of goodwill and other intangible assets and our investment in ADVA. We were carrying a large amount of goodwill on our balance sheet because of our significant acquisitions as accounting rules require that goodwill be recorded based on stock prices at the time merger agreements are executed and announced, and our merger agreements were negotiated and announced at times when market valuations were considerably higher than at present.

     On April 24, 2001, we announced that we were evaluating the carrying value of certain long-lived assets and that such evaluation may result in an approximately $40 billion reduction in goodwill for the quarter ended March 31, 2001. On July 26, 2001, we announced that we were recording reductions of $38.7 billion and $6.1 billion in goodwill and other intangible assets for the quarters ended March 31, 2001 and June 30, 2001, respectively. In addition, we announced we were recording a $715 million charge for the quarter ended March 31, 2001 to write down the value of our investment in ADVA. We also announced at that time that we would be conducting a further assessment of our long-lived assets and that further adjustments to our fiscal 2001 results may result from this assessment. We subsequently completed this review and it resulted in our recording additional charges to reduce goodwill and other long-lived assets of $1.1 billion and $4.2 billion during the quarters ended March 31, 2001 and June 30, 2001, respectively.

     We also reclassified $300.9 million in amounts paid to certain SDL executives in connection with the acquisition which were previously recorded as acquisition costs in the quarter ended March 31, 2001 as a one-time charge for that period. We also recorded a $715 million charge for that period to write down the value of our equity investment in ADVA.

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

  ANY FAILURE TO REMAIN COMPETITIVE IN OUR INDUSTRY WOULD HARM OUR OPERATING RESULTS

  If Our Business Operations Are Insufficient to Remain Competitive in Our Industry, Our Operating Results Could Suffer

     The telecommunications markets in which we sell our products are highly competitive and characterized by rapidly changing and converging technologies. We face intense competition from established competitors and the threat of future competition from new and emerging companies in all aspects of our business. Among our current competitors are our customers, who are vertically integrated and either manufacture and/or are capable of manufacturing some or all of the products we sell to them. In addition to our current competitors, we expect that new competitors providing niche, and potentially broad, product solutions will increase in the future. While the current economic downturn has reduced the overall level of business in our industry, the competition for that business remains fierce. To remain competitive in both the current and future business climates, we believe we must maintain a substantial commitment to focused research and development, improve the efficiency of our manufacturing operations, and streamline our marketing and sales efforts, and attendant customer service and support. Under our Global Realignment Program, we have ongoing initiatives in each of these areas. However, our efforts to remain competitive, under the Global Realignment Program and otherwise, may be unsuccessful. Among other things, we may not have sufficient resources to continue to make the investments necessary to remain competitive, or we may not make the technological advances necessary to remain competitive. In addition, notwithstanding our efforts, technological changes, manufactur-ing efficiencies or development efforts by our competitors may render our products or technologies obsolete or uncompetitive.

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

  WE FACE RISKS RELATED TO OUR INTERNATIONAL OPERATIONS AND SALES

     Our customers are located throughout the world. In addition, we have significant offshore operations, including manufacturing facilities, sales personnel and customer support operations. Our operations outside North America include facilities in the United Kingdom, the Netherlands, Germany, Australia and the People's Republic of China.

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

  IF WE HAVE INSUFFICIENT PROPRIETARY RIGHTS OR IF WE FAIL TO PROTECT THOSE WE HAVE, OUR BUSINESS WOULD BE MATERIALLY HARMED

  We May Not Obtain the Intellectual Property Rights We Require

     Others, including academic institutions and our competitors hold numerous patents in the industries in which we operate. We may seek to acquire license rights to these or other patents or other intellectual property to the extent necessary for our business. Unless we are able to obtain such licenses on commercially reasonable terms, patents or other intellectual property held by others could inhibit our development of new products for our markets. While in the past licenses generally have been available to us where third-party technology was necessary or useful for the development or production of their products, in the future licenses to third-party technology may not be available on commercially reasonable terms, if at all. Generally, a license, if granted, includes payments by us of up-front fees, ongoing royalties or a combination thereof. Such royalty or other terms could have a significant adverse impact on our operating results. We are a licensee of a number of third-party technologies and intellectual properties rights and are required to pay royalties to these third-party licensors on some of our telecommunications products and laser subsystems.

  Our Products May Be Subject to Claims That They Infringe the Intellectual Property Rights of Others

     The industry in which we operate experiences periodic claims of patent infringement or other intellectual property rights. We have in the past and may from time to time in the future receive notices from third parties claiming that our products infringe upon third-party proprietary rights. Any litigation to determine the validity of any third-party claims, regardless of the merit of these claims, could result in significant expense to us and divert the efforts of our technical and management personnel, whether or not we are successful in such litigation. If we are unsuccessful in any such litigation, we could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology that is the subject of the litigation. We may not be successful in such development or such licenses may not be available on terms acceptable to us, if at all. Without such a license, we could be enjoined from future sales of the infringing product or products. We are currently subject to various claims regarding third party intellectual property rights. These claims are not expected to have a material adverse effect on our business.

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

  FORWARD-LOOKING STATEMENTS

     Statements contained in this Annual Report on Form 10-K which are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. A forward-looking statement may contain words such as "plans," "hopes," "believes," "estimates," "will continue to be," "will be," "continue to," "expect to," "anticipate that," "to be" or "can impact." These forward-looking statements include statements relating to our expectations as to:

     - the future prospects for and growth of our Company and our industry, including, without limitation, (a) the extent and duration of the current economic downturn, (b) the timing and extent of any recovery from such downturn, (c) the viability, development and growth of new fiber optic telecommunications markets, including the metro and fiber to the curb markets, and (d) the benefits and opportunities for us and others in our industry provided by such new markets;

     - the implementation of our Global Realignment Program, the timing and level of benefits we expect to receive as a result of the Program, and the expected cost to complete the Program, including, without limitation,
       (a) the level of the expected workforce reductions, (b) the benefits we expect to receive from the elimination and consolidation of research and development programs and manufacturing facilities, and (c) the benefits we expect to receive from integrating our sales force and restructuring our customer service programs;

     - the capabilities of, and customer demand for, our products, the breadth and scope of our product line, our ability to supply 100% of our customers' component, module and subsystem needs and our ability to capitalize on opportunities for module and subsystem level products;

     - the demand for products providing greater integration and functionality, and any system cost reductions resulting from the integration of components into single box modules and subsystems;

     - our customers' desire to (a) reduce the number of their outside vendors,
       (b) reduce the level of their vertical integration, and (c) focus on overall system design and architecture;

     - our strategy for the future, our ability to implement such strategy successfully at an acceptable cost and any benefits expected to be received through the implementation of such strategy, including our strategies to (a) maintain close customer relationships, (b) maintain our technology leadership and product reliability, (c) offer a comprehensive portfolio of fiber optic components and modules, (d) develop modules and subsystems, (e) structure our manufacturing capabilities for maximum efficiency and quality, and (f) seek complementary mergers and acquisitions;

     - modifications being made to our sales and marketing and customer support and service programs, and our ability to complete such modifications at an acceptable cost and realize benefits therefrom;

     - our global Oracle implementation, the costs thereof and any benefits expected to be realized therefrom;

     - our research and development programs, including, without limitation, the costs thereof, the anticipated completion of our R&D programs, new product introductions and projected revenue from new and developing products and technologies;

     - our employee relations;

     - our allowance for deferred tax assets and the realization thereof;

     - our expected future expenditures for capital equipment purchases and leasehold improvements;

     - the sufficiency of existing cash balances and investments, together with cash flow from operations and available lines of credit to meet our liquidity and capital spending requirements for future periods; and

     - the cost to complete our acquired in-process research and development programs and the expected amortization of such costs.

     Management cautions that forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in such forward-looking statements. These risks and uncertainties include, among other things, the risks that (1) the current economic downturn may be more severe and long-lasting than we can anticipate, and, notwithstanding our projects, beliefs and expectations for our business, may cause our business and financial condition to suffer, (2) due to the current economic slowdown, in general, and setbacks in our customers' businesses, in particular, our ability to predict our financial performance, in particular, and our future success, in general, for future periods is far more difficult than in previous periods; (3) our ongoing integration and restructuring efforts, including, among other things, the Global Realignment Program, may not be successful in achieving their expected benefits, may be insufficient to align our operations with customer demand and the changes affecting our industry, or may be more costly or extensive than currently anticipated (4) increasing pricing pressure, as the result of the economic downturn and competitive factors, may harm our revenue and profit margins; (5) our research and development programs may be insufficient or too costly or may not produce new products, with performance, quality, quantity and price levels satisfactory to our customers; and (6) our ongoing efforts to reduce product costs to our customers, through, among other things, automation, improved manufacturing processes and product rationalization may be unsuccessful. Further, our future business, financial condition and results of operations could differ materially from those anticipated by such forward-looking statements and are subject to risks and uncertainties including the risks set forth above. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform such statements to actual results or to changes in our expectations.

ITEM 2.  PROPERTIES

     Our principal offices are located in San Jose, California and Ottawa, Ontario, Canada. The table below summarizes the properties owned and leased as of June 30, 2001.

LEASED PROPERTIES AS OF JUNE 30, 2001:

SITE                                                          SQUARE FOOTAGE
----                                                          --------------
USA, San Jose, California...................................      599,290
USA, Santa Rosa, California.................................       82,362
USA, Manteca, California....................................       20,000
USA, Bloomfield, Connecticut................................      327,850
USA, Melbourne, Florida.....................................       96,900
USA, Billerica, Massachusetts...............................       34,500
USA, Norwood, Massachusetts.................................       20,800
USA, Rochester, New York....................................       33,110
USA, Trenton, New Jersey....................................      132,000
USA, Freehold, New Jersey...................................       16,000
USA, Eatontown, New Jersey..................................       84,000
USA, Piscataway, New Jersey.................................      132,000
USA, RTP, North Carolina....................................      181,000
USA, Horsham, Pennsylvania..................................      120,000
USA, Richardson, Texas......................................       24,000
Canada, Ontario, Ottawa.....................................      706,420
Canada, Ontario, Toronto....................................       28,062
Canada, British Columbia, Victoria..........................       54,750
Australia, Sydney...........................................       65,689
China, Fuzhou...............................................      444,366
China, Shenzen..............................................      330,827
China, Shunde...............................................       26,437
China, Beijing..............................................       23,400
Hong Kong...................................................        2,914
Taiwan, Taipei..............................................       57,220
Scotland, Fife..............................................        9,000
Japan, Tokyo................................................          859
Japan, Kanagawaan...........................................        2,804
Japan, Atsugi, Japan........................................       18,000
Netherlands, Eindhoven......................................      170,300
United Kingdom, Witney......................................        9,900
United Kingdom, Yarnton.....................................       60,000
United Kingdom, Plymouth....................................       20,000
United Kingdom, Torquay.....................................       65,000
United Kingdom, Berkshire...................................       40,530
United Kingdom, Luton.......................................        3,000
United Kingdom, Witham......................................       28,500
Germany, Eching.............................................        8,712
France, Grenoble............................................        9,306
TOTAL LEASED SQUARE FOOTAGE.................................    4,089,808

OWNED PROPERTIES AS OF JUNE 30, 2001

SITE                                                          SQUARE FOOTAGE
----                                                          --------------
USA, San Jose, California...................................      284,106
USA, Santa Rosa, California.................................      493,560
USA, Columbus, Ohio.........................................      105,000
USA, Trenton, New Jersey....................................       77,000
USA, Asheville, North Carolina..............................       11,200
USA, Melbourne, Florida.....................................       60,000
Canada, Ontario, Ottawa.....................................      813,000
Scotland, Hillend...........................................       56,000
China, Fuzhou...............................................       84,163
Taiwan, Taipei..............................................      226,060
United Kingdom, Plymouth....................................       25,000
United Kingdom, Torquay.....................................       15,000
United Kingdom, Berkshire...................................        5,210
TOTAL OWNED SQUARE FOOTAGE..................................    2,255,299
TOTAL SQUARE FOOTAGE OWNED AND LEASED:......................    6,345,107

     As part of our restructuring plans announced in April 2001 and July 2001, we are in the process of consolidating our properties around the world. Currently, it is projected that we will decrease our square footage by almost two million square feet, from 6.3 million to 4.4 million square feet.

ITEM 3.  LEGAL PROCEEDINGS

     In the ordinary course of business, various lawsuits and claims are filed against us. We also maintain various lawsuits and claims. While the outcome of these matters is currently not determinable, management believes that the ultimate resolution of these matters will not have a material adverse effect on our financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     At August 23, 2001, we had approximately 1,595,798 holders of record of our common stock and exchangeable shares. We had 1,170,658,929 common shares and 153,553,002 exchangeable shares outstanding on the Nasdaq National Market and the Toronto Stock Exchange, respectively. Holders of exchangeable shares may tender their holdings for common stock on a one-for-one basis at any time. The closing price on August 23, 2001 for the common stock and the exchangeable shares was $7.02 and Canadian $11.76, respectively. We have not paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The following high and low closing sale prices indicated for our common stock are as reported on the Nasdaq National Market during each of the quarters indicated. The prices in the following table have been adjusted to reflect all previous stock dividends and splits through the date of this Annual Report on Form 10-K.

                                                               HIGH      LOW
                                                              -------   ------
Fiscal 2001 Quarter Ended:
  June 30...................................................  $ 28.53   $10.00
  March 31..................................................  $ 63.88   $17.50
  December 31...............................................  $102.37   $40.94
  September 30..............................................  $135.94   $94.69
Fiscal 2000 Quarter Ended:
  June 30...................................................  $128.94   $79.00
  March 31..................................................  $146.53   $74.88
  December 31...............................................  $ 83.61   $28.81
  September 30..............................................  $ 29.14   $19.63

     During the second and third quarter of 2001, the Company issued 1.4 million shares of the Company's common stock in connection with the acquisition of Epion Corporation valued at $89.2 million. These shares were issued in connection with milestones achieved as part of initial purchase agreement. The issuance of the common stock was exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA

                              FINANCIAL HIGHLIGHTS

SELECTED FINANCIAL DATA (IN MILLIONS, EXCEPT PER SHARE DATA)

            YEARS ENDED JUNE 30,              2001(2)(3)   2000(4)(5)   1999(6)     1998     1997
            --------------------              ----------   ----------   --------   ------   ------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales...................................  $  3,232.8   $ 1,430.4    $  282.8   $185.2   $113.2
Amortization of purchased intangibles.......  $  5,387.0   $   896.9    $   15.7   $  5.6   $  1.8
Acquired in-process research and              $    393.2   $   360.7    $  210.4   $ 40.3   $ 33.3
  development...............................
Merger and other costs (1)..................  $       --   $      --    $    6.8   $   --   $   --
Reduction of goodwill and other long-lived    $ 50,085.0   $      --    $     --   $   --   $   --
  assets....................................
Restructuring charges.......................  $    264.3   $      --    $     --   $   --   $   --
Loss from operations........................  $(56,347.4)  $  (865.1)   $ (153.2)  $(11.5)  $(15.8)
Net loss....................................  $(56,121.9)  $  (904.7)   $ (171.1)  $(19.6)  $(17.8)
Loss per share:
  Basic.....................................  $   (51.40)  $   (1.27)   $  (0.54)  $(0.07)  $(0.07)
  Dilutive..................................  $   (51.40)  $   (1.27)   $  (0.54)  $(0.07)  $(0.07)
Shares used in per share calculation:
  Basic.....................................     1,091.9       710.9       318.2    283.6    269.5
  Dilutive..................................     1,091.9       710.9       318.2    283.6    269.5

                AT JUNE 30,                      2001        2000        1999      1998     1997
                -----------                   ----------   ---------   --------   ------   ------
CONSOLIDATED BALANCE SHEET DATA:
Working capital.............................  $  2,187.8   $ 1,325.7   $  314.8   $121.4   $110.2
Total assets................................  $ 12,245.4   $26,389.1   $4,096.1   $332.9   $180.7
Long-term obligations.......................  $     18.0   $    61.2   $    9.8   $  5.7   $  2.5
Total stockholders' equity..................  $ 10,706.5   $24,778.6   $3,619.3   $280.0   $152.0

---------------

(1) Results of operations include $5.9 million of costs and expenses attributable to the pooling of interests transaction with Uniphase Broadband Products, and $0.9 million loss on sale of the Ultrapointe Systems assets in 1999.

(2) JDS Uniphase merged with SDL, Inc. on February 13, 2001 in a transaction accounted for as a purchase. The consolidated statement of operations for 2001 and the consolidated balance sheet data as of June 30, 2001 include the results of operations subsequent to February 13, 2001 and financial position, respectively, of SDL.

(3) On February 13, 2001, the Company completed the sale of its Zurich, Switzerland subsidiary to Nortel Networks ("Nortel") for 65.7 million shares of Nortel common stock valued at $1,953.3 million, as well as up to an additional $500.0 million in Nortel common stock payable to the extent Nortel purchases do not meet certain levels under new and existing programs through December 31, 2003. After adjusting for the net costs of the assets sold and for the expenses associated with the divestiture, the Company realized a gain of $1,770.2 million. The Company subsequently sold approximately 41.0 million shares of Nortel stock resulting in a realized loss of $559.1 million. In addition, the Company recognized a reduction in the fair value of $511.8 million associated with the 24.7 million shares held at June 30, 2001.

(4) JDS Uniphase merged with Optical Coating Laboratory, Inc. (OCLI) on February 4, 2000 in a transaction accounted for as a purchase. The consolidated statement of operations for 2000 and the consolidated balance sheet data as of June 30, 2000 include the results of operations subsequent to February 4, 2000 and financial position, respectively, of OCLI.

(5) JDS Uniphase merged with E-TEK Dynamics, Inc. (E-TEK) on June 30, 2000 in a transaction accounted for as a purchase. The consolidated balance sheet data as of June 30, 2000 includes the financial position of E-TEK.

(6) JDS Uniphase merged with JDS FITEL on June 30, 1999 in a transaction accounted for as a purchase. The consolidated balance sheet data as of June 30, 1999 includes the financial position of JDS FITEL.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     JDS Uniphase is a high technology company that designs, develops, manufactures and distributes fiber optic components, modules and subsystems for the fiber optic communications industry. These products are deployed in advanced optical communications networks for the telecommunications and cable television industries. Our products, fiber optic components, modules and subsystems, alone and in combinations, perform all of these functions and are the building blocks of fiber optic communications systems. We sell our products to the world's leading and emerging telecommunications networking and cable television system providers. These companies include established industry participants, such as Alcatel, Ciena, Cisco, Corning, Lucent, Marconi, Motorola, Nortel, Siemens and Tyco, along with emerging companies, such as Corvis, ONI Systems, Juniper Networks and Sycamore. In turn, the system providers supply integrated systems to telecommunications carriers such as AT&T, WorldCom, Qwest and Sprint. Our component products include semiconductor lasers, high-speed external modulators, transmitters, couplers, multiplexers, circulators, tunable filters, optical switches and isolators for fiber optic applications. Our module and subsystem level products include amplifiers, transponders, transceivers, optical performance monitors and dispersion compensation modules. We also supply our system provider customers with test instruments for both system production applications and network installation. We also sell a number of other products for applications outside the fiber optic industry that use the same or similar technologies as those used in our fiber optics products business. These additional products include commercial lasers, advanced light interference pigments, optical display and projection products, and gas cluster ion beam surface equipment used in a variety of markets, including the semiconductor and biomedical industries.

     In 2001, we changed our year-end from a fiscal year ending June 30, to a 52 week year ending on the Saturday closest to June 30. This change had no impact on our results of operations, cash flows or financial position in 2001.

     We are the product of several strategic mergers and acquisitions, including the June 30, 1999 combination of Uniphase and JDS FITEL. During 2000, we acquired the following companies and businesses, in chronological order: AFC Technologies ("AFC"), Ramar Corporation ("Ramar"), EPITAXX, SIFAM, Oprel Technologies Inc. ("Oprel"), IOT Limited ("IOT"), OCLI, Cronos, Fujian Casix Lasers Inc. ("Casix") and E-TEK. During 2001, we acquired the following companies and businesses in chronological order: Epion, Iridian, OPA, and SDL. Consequently, while our historical results of operations for each year include the results of operations of acquired companies from the date of acquisition, our results from prior years, for comparison purposes, exclude such acquired companies' results. Most significantly, the 2000 results of operations include a full year's results of operations from the merger with JDS FITEL as well as the post acquisition results of each of the companies mentioned above, while the 1999 results of operations include business activities from only Uniphase.

     Accordingly, at the end of "Results of Operations -- Actual" we have provided supplemental discussions of our 2000 actual results with 1999 pro forma results, which combine the historical consolidated 1999 results of operations of the former Uniphase Corporation for the 12 months ended June 30, 1999, with the historical results of operations of JDS FITEL for the twelve months ended May 31, 1999, under the headings "Results of Operations -- Pro forma" and "Operating Segment Information -- Pro forma." These pro forma results have been disclosed in our Report on Form 8-K/A filed on May 22, 2000 and are hereby incorporated herein by this reference.

RECENT DEVELOPMENTS

  INDUSTRY ENVIRONMENT AND OUR GLOBAL REALIGNMENT PROGRAM

  INDUSTRY ENVIRONMENT

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

     In April 2001, we initiated the Global Realignment Program, under which we are restructuring our business in response to the changes in our industry and customer demand and as part of our continuing overall integration program. During the fourth quarter of 2001 in connection with the Program, we recorded $264.3 million of restructuring charges and $236.6 million of inventory write-downs associated with discontinued products.

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

     The following paragraphs describe the Global Realignment Program in greater detail. Please refer to the "Special Charges" section of Management's Discussion and Analysis of Financial Condition and Results of Operations for further details regarding the nature of the special charges including the charges recorded to reduce goodwill and other long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121).

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

     - Consolidating our manufacturing, sales and administrative facilities, through building and site closures, from a total of approximately 6.3 million square feet into approximately 4.4 million square feet. As of June 30, 2001, nine sites have been closed or scheduled for closure:
       Asheville, North Carolina; Bracknell, United Kingdom; Freehold, New Jersey; Hillend, United Kingdom; Oxford, United Kingdom; Richardson, Texas; Rochester, New York; Shunde, China and Taipei, Taiwan.

     - Integrating our sales force to, among other things, provide each of our customers with a single point of contact and, in the case of our larger customers, a dedicated sales team. We have largely completed this task. This year, we will expand our sales restructuring efforts to include our customer service programs by creating technical and support centers to streamline customer interactions with product line managers. Ultimately, we intend that every customer have a single point of contact for order placement, status updates, billing and related questions. We also intend to exploit our global Oracle systems implementation to consolidate administrative functions and realize cost savings in all areas of product sales and support.

     During the fourth quarter of 2001, we recorded total restructuring charges of $264.3 million as part of the Global Realignment Program. In addition, approximately $236.6 million of other charges primarily related to inventory write-downs associated with discontinued products were also recorded in the fourth quarter of 2001 as part of the Program. These charges were classified as cost of sales. As announced on July 26, 2001, it is anticipated that the total costs of the Global Realignment Program will be between $900 million and $950 million. We expect to recognize the majority of the additional charges associated with the Program in the first quarter of 2002 once the specific plans have been determined in sufficient detail and approved by management.

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

  Impact of Recently Issued Accounting Standards

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

     In July 2001, the FASB issued Statements of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we will apply the new accounting rules beginning June 30, 2002. Because of the different transition dates for goodwill and intangible assets acquired on or before June 30, 2001 and those acquired after that date, pre-existing goodwill and intangibles will be amortized during this transition period until adoption whereas new goodwill and indefinite lived intangible assets acquired after June 30, 2001 will not. We are currently evaluating the impact of SFAS 142.

RESULTS OF OPERATIONS -- ACTUAL

     The following table sets forth, for the periods indicated, certain actual financial data as a percentage of net sales:

                                                                YEARS ENDED JUNE 30,
                                                              -------------------------
                                                               2001      2000     1999
                                                              -------    -----    -----
Net sales...................................................    100.0%   100.0%   100.0%
Cost of sales...............................................     71.4%    52.5%    49.0%
                                                              -------    -----    -----
  Gross profit..............................................     28.6%    47.5%    51.0%
Operating expenses:
  Research and development..................................     10.1%     7.9%     9.5%
  Selling, general and administrative.......................     25.3%    12.2%    13.3%
  Amortization of purchased intangibles.....................    166.6%    62.7%     5.6%
  Acquired in-process research and development..............     12.2%    25.2%    74.4%
  Reduction of goodwill and other long-lived assets.........   1549.3%      --       --
  Restructuring charges.....................................      8.2%      --       --
  Merger and other costs....................................       --       --      2.4%
                                                              -------    -----    -----
Total operating expenses....................................   1771.7%   108.0%   105.2%
                                                              -------    -----    -----
Loss from operations........................................  (1743.1)%  (60.5)%  (54.2)%
  Gain on sale of subsidiary................................     54.8%      --       --
  Activity related to equity method investments.............    (27.3)%     --       --
  Loss on sale of investments...............................    (17.3)%     --       --
  Reduction in fair value of available-for-sale
     investments............................................    (16.2)%     --       --
  Interest and other income, net............................      1.5%     2.5%     1.3%
                                                              -------    -----    -----
  Loss before income taxes..................................  (1747.6)%  (58.0)%  (52.9)%
Income tax expense (benefit)................................    (11.5)%    5.2%     7.6%
                                                              -------    -----    -----
Net loss....................................................  (1736.1)%  (63.2)%  (60.5)%
                                                              =======    =====    =====

  YEARS ENDED JUNE 30, 2001, 2000 AND 1999

     Net Sales. Net sales of $3,232.8 million for 2001 represented an increase of $1,802.4 million or 126 percent over 2000 net sales of $1,430.4 million, which increased $1,147.6 million or 406 percent over 1999 net sales of $282.8 million. However, quarterly net sales for the fourth quarter of 2001 as compared to the third quarter of 2001 declined $319.0 million due to the current business environment in the worldwide telecommunications industry. Net sales for the Amplification and Transmission Group increased 91 percent in 2001 compared to 2000. The increase in net sales for the Amplification and Transmission Group was due to the acquisitions of SDL and Epitaxx and higher unit sales volume of optical amplifiers, transmitters, modulators and pump lasers. Net sales for the WDM, Switching and Thin Film Filters Group increased 153 percent in 2001 compared to 2000. The increase in net sales for the WDM, Switching and Thin Film Filters Group was primarily due to the acquisition of E-TEK and SDL and higher unit sales volume in wavelength division multiplexers ("WDM"), instruments and waveguides. The impact of the SDL and E-TEK acquisitions provided approximately $804.1 million of net sales for 2001. The increase from 1999 to 2000 reflected 177 percent and 1,287 percent growth in our Amplification and Transmission and WDM, Switching and Thin Film Filters segments, respectively. Net sales from JDS FITEL are included for the entire year 2000, and net sales from the companies we acquired in 2000 are included subsequent to their date of acquisition (see Note 10 of Notes to Consolidated Financial Statements). Separate discussions with respect to net sales and operating profits by each of the reportable operating segments can be found following the Results of Operations -- Pro forma section.

     Net sales to customers outside the United States and Canada accounted for $1,043.4 million, $326.7 million and $114.4 million or 32 percent, 23 percent, and 40 percent of net sales for the years ended June 30, 2001, 2000 and 1999, respectively. The increase in net sales outside of North America from 2000 to 2001 is primarily due to the inclusion of a full year's sales from E-TEK and the acquisition of SDL during 2001. The 2001 growth in international sales was primarily in Europe. The increase in sales from 1999 to 2000 is primarily due to the inclusion of JDS FITEL sales, as well as the acquisitions of OCLI, SIFAM, Oprel and AFC during 2000. The decrease in international sales as a percentage of net sales from 1999 to 2000, is primarily due to the inclusion of JDS FITEL, which sells a higher mix of its products to customers in the U.S. and Canada.

     During 2001, three customers, Nortel, Alcatel, and Lucent Technologies, Inc., accounted for 14 percent, 12 percent and 10 percent of consolidated net sales, respectively. During 2000, Lucent Technologies, Inc., and Nortel, accounted for 21 percent and 15 percent of consolidated net sales, respectively. During 1999, none of the our customers exceeded 10 percent of consolidated net sales. Sales to our leading customers vary significantly from year to year and we do not have the ability to predict future sales to these customers.

     Net sales for 2001 are not considered indicative of the results to be expected for any future period. In addition, there can be no assurance that the market for our products will grow in future periods at its historical percentage rate or that certain market segments will not decline. Further, there can be no assurance that we will be able to increase or maintain our market share in the future or to achieve historical growth rates.

     Gross Margin. Gross margin as a percentage of net sales was 29 percent in 2001, compared to 48 percent and 51 percent for 2000 and 1999, respectively. Three factors contributed to the decrease in gross margins during 2001. These were: (i) inventory write-downs and loss on purchase commitments of approximately $570.4 million resulting from lower sales estimates for future periods and product consolidations and discontinuations in connection with the Global Realignment Program during the fourth quarter of 2001 (see Special Charges), (ii) the impact of purchase accounting adjustments of $71.5 million to reflect the fair value of inventory associated with acquired entities, and (iii) non-cash stock compensation of $18.2 million. The decline in gross margin as a percentage of net sales from 1999 to 2000 reflects the impact of $25.3 million in purchase accounting adjustments to reflect the fair value of JDS FITEL, EPITAXX, SIFAM, OCLI and Cronos inventories. Gross margin was also reduced by a $22.6 million write-down of inventory related to the E-TEK acquisition based on management's decision subsequent to the acquisition to discontinue using certain inventory. Reductions in average selling prices were largely offset by reductions in manufacturing costs through automation, yield improvements and other improvements in the manufacturing processes.

     Our gross margin can experience reduced or delayed product shipments or be affected by a number of factors, including product mix, customer mix, applications mix, product demand, pricing pressures, manufacturing constraints, higher costs resulting from new production facilities, product yield, and acquisitions of businesses that may have different margins than ours. If actual orders do not match our forecasts, as we experienced in the second half of 2001, we may have excess or shortfalls of some materials and components as well as excess inventory purchase commitments. Furthermore, we could incur additional inventory write-downs and cancellation charges or penalties, which would increase our costs and could seriously harm our business. Considering these factors, gross margin fluctuations are difficult to predict and there can be no assurance that we will achieve or maintain gross margin percentages at historical levels in future periods.

     Research and Development Expense. For 2001, research and development ("R&D") was $325.9 million, or 10 percent of net sales as compared to $113.4 million, or 8 percent of net sales for the corresponding 2000 period. The increase in R&D spending is primarily due to the continued development and enhancement of our Amplification and Transmission, and WDM, Switching and Thin Film Filters products and the inclusion of our acquisitions completed during 2001.

     For 2000, R&D expense of $113.4 million or 8 percent of net sales represented an increase of $86.4 million or 320 percent over 1999 expense of $27.0 million or 10 percent of net sales. The increase in R&D expenses is primarily due to increased personnel costs and other expenses related to the development of new products and technologies, and the continued development and enhancement of existing products, the inclusion of JDS FITEL for the entire year of 2000, and the inclusion of our acquisitions during 2000 from the date of acquisition.

     We believe that continued investment in R&D is critical to attaining our strategic objectives. However, due to our recently announced Global Realignment Program, we expect our absolute dollar amount of R&D expenses to decrease over the next three quarters. There can be no assurance that expenditures for R&D will be successful or that improved processes or commercial products will result from these projects.

     Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expense was $818.1 million, or 25 percent of net sales for 2001 compared to $172.9 million, or 12 percent of net sales for 2000. The increase in SG&A was primarily due to the following: (i) one-time compensation related charge for amounts paid to certain SDL executives in connection with the acquisition of SDL of $300.9 million (see Note 10 of Notes to Consolidated Financial Statements); (ii) higher personnel-related costs to support the growth in sales and operations; (iii) expansion of the information systems infrastructure to manage the our growth; (iv) inclusion of our E-TEK and SDL acquisitions; (v) non-cash stock compensation charges of $24.2 million associated with certain of our acquisitions; (vi) increase in bad debt expense of $25.6 million, reflecting the current instability in our industry; (vii) litigation settlement of approximately $22.8 million; and (viii) higher payroll tax expenses related to the exercise of non-qualified stock option exercises of $20.9 million.

     For 2000, SG&A of $172.9 million or 12 percent of net sales represented an increase of $135.5 million or 362 percent over 1999 expense of $37.4 million or 13 percent of net sales. The increase in 2000 is primarily due to higher SG&A costs resulting from the hiring of additional sales, marketing and administrative personnel, the inclusion of JDS FITEL for the entire year of 2000, and the inclusion of acquisitions completed during 2000. As a percentage of net sales, SG&A for 2000 was consistent with 1999.

     We expect the level of SG&A expenses to decrease in the future as part of our Global Realignment Program (see Note 12 of Notes to Consolidated Financial Statements). We also expect to continue incurring charges to operations, which to date have been within management's expectations, associated with integrating recent acquisitions.

     Amortization of Purchased Intangibles. Since 1995, we have entered into several mergers and acquisitions that resulted in the recording of approximately $63.9 billion in identified intangible assets (primarily developed technology) and goodwill. In 2001, amortization of purchased intangibles ("API") was $5,387.0 million or 167 percent of net sales, which represented an increase of $4,490.1 million or 501 percent over 2000 API of $896.9 million or 63 percent of net sales. The increase in API is primarily due to the intangible assets generated from the acquisition of E-TEK in June 2000, and the acquisitions of SDL, OPA, Iridian and Epion during 2001 (see Note 10 of Notes to Consolidated Financial Statements).

     In 2000, API was $896.9 million or 63 percent of net sales, which represented an increase of $881.2 million or 5,613 percent over 1999 API of $15.7 million or 6 percent of net sales. The increase in API is primarily due to the intangible assets generated from the acquisition of JDS FITEL in June 1999, and the acquisitions of AFC, Ramar, EPITAXX, SIFAM, Oprel, IOT, OCLI, Cronos, and Casix during 2000 (see Note 10 of Notes to Consolidated Financial Statements).

     In connection with each of our acquisitions, we determined the useful lives of each of the identified intangible assets and goodwill. For our significant acquisitions, the useful lives were based upon independent valuations as well as market forecasts. Although we recorded a significant charge in 2001 to reduce the carrying value of our goodwill and purchased intangible assets, we continue to believe the remaining goodwill and purchased intangible assets will provide benefit to us over periods consistent with the established useful lives.

     Our API expense will continue to generate net losses at least through the end of 2002 at which time new accounting rules will apply. The balance at June 30, 2001, of goodwill and other intangibles arising from acquisition activity was $7.0 billion (see Note 10 of Notes to Consolidated Condensed Financial Statements). While API expense is expected to be reduced in future periods because of reductions recorded in the value of existing identified intangible assets and goodwill in 2001, it could increase in the future, because of new acquisitions.

     Acquired In-process Research and Development. In 2001, we recorded charges of $393.2 million or 12 percent of net sales for acquired in-process research and development ("IPR&D") resulting from the acquisitions of SDL ($380.7 million), OPA ($3.0 million), Iridian ($0.6 million), and Epion ($8.9 million). In 2000, we recorded charges of $360.7 million or 25 percent of net sales for IPR&D resulting from the acquisitions of EPITAXX ($16.7 million), SIFAM ($3.0 million), OCLI ($84.1 million), Cronos ($6.3 million) and E-TEK ($250.6 million). In 1999, we recorded $210.4 million or 74 percent of net sales of IPR&D resulting from the former Uniphase Corporation's merger with JDS FITEL (see Note 10 of Notes to Consolidated Financial Statements). These amounts were expensed on the acquisition dates because the acquired technology had not yet reached technological feasibility and had no future alternative uses. There can be no assurance that acquisitions of businesses, products or technologies by us in the future will not result in substantial charges for IPR&D that may cause fluctuations in our quarterly or annual operating results.

     A description of the acquired in-process technology, stage of development, estimated completion costs, and time to complete at the date of the merger for our significant 2001 acquisitions, as well as the current status of acquired in-process research and development projects for each acquisition can be found at the end of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Special Charges. During the second half of the 1990s through calendar 2000, the fiber optic communications industry experienced a period of considerable growth, and we participated in that growth as a leading supplier to these markets. This growth was attributable primarily to: (a) the introduction of wavelength division multiplexing (WDM) technology (under which multiple light signals are transmitted down a single optical fiber cable), which allowed the expansion of fiber optic network capacity without the expense and time required to install additional fiber cable; (b) the unprecedented growth during this period in data traffic, in general, and the internet, in particular, which created rapidly increasing demand for larger, faster and more robust networks (commonly collectively referred to loosely as "bandwidth"); (c) the Telecommunications Act of 1996, which sought to open existing proprietary telecommunications infrastructures to multiple carriers, and, as a consequence, created a market for new upstart telecommunications carriers (called competitive local exchange carriers, or CLECs), each of which moved rapidly to deploy its own network; and (d) an abundance of relatively low cost capital available for network development and expansion. Together, these factors fueled a rapid and substantial installation of fiber optic networks in anticipation of rapidly growing bandwidth demand and future sales. As a result of the demand placed on our system provider customers by established and emerging telecommunications carriers, we faced mounting, unrelenting, demand for our products during this period. In response, we focused much of our efforts on expanding our business, internally and through acquisitions, to meet the increasingly urgent needs of our customers for increased product breadth and manufacturing capacity. As a result of these efforts, our quarterly sales grew rapidly, for example increasing from $87 million for the fourth quarter of 1999 to $925 million for the second quarter of 2001.

     Since the beginning of calendar 2001, we and our industry have experienced a dramatic downturn, the primary direct cause of which has been a precipitous decrease in network deployment and capital spending by telecommunications carriers. This decrease can be attributable to, among other things: (a) network overcapacity, as bandwidth demand, while continuing to grow, did not reach levels sufficient to sustain the pace of network deployment; (b) constrained capital markets; and (c) other factors, including the general inability of the CLECs to obtain sufficient access to established telecommunications infrastructures and consolidation among the telecommunications carriers. The result was a decrease in the overall demand for new fiber optic networks and capacity increases on existing networks. In response, carriers dramatically slowed their purchases of systems from our customers, which in turned slowed purchases of components and modules from our competitors and us. Moreover, as their sales declined, our customers moved to reduce their component and module inventory levels. Consequently, the impact of the slowdown on our business is magnified, as we face declining sales as the result of our customers' declining business and the resulting adjustment to their inventory levels.

     In April 2001, we initiated the Global Realignment Program, under which we are restructuring our business in response to the changes in our industry and customer demand and as part of our continuing overall integration program. During the fourth quarter of 2001 in connection with the Program, we recorded $264.3 million of restructuring charges, and $236.6 million of inventory write-downs associated with discontinued products. In addition, we also recorded additional $274.0 million and $59.8 million related to further inventory write downs and loss on excess inventory commitments associated with reduced customer demand for our product.

     On April 24, 2001, we announced that we were evaluating the value of certain long-lived assets and that such evaluation may result in an approximately $40 billion reduction in goodwill for the quarter ended March 31, 2001. On July 26, 2001, we announced that we were recording reductions of $38.7 billion and $6.1 billion in goodwill and other intangible assets for the quarters ended March 31, 2001 and June 30, 2001, respectively. We further announced at that time that we would be conducting a further assessment of our long-lived assets and that further adjustments to fiscal 2001 results may result from this assessment. We subsequently completed this review and it resulted in us recording additional charges to reduce goodwill and other long-lived assets of $1.1 billion and $4.2 billion during the quarters ended March 31, 2001 and June 30, 2001, respectively.

     The following table and paragraphs describe the nature of the special charges.

                                                 YEAR ENDED                             PROVISION
                                                  JUNE 30,      CASH      NON-CASH    BALANCE AS OF
                                                    2001      PAYMENTS    CHARGES     JUNE 30, 2001
                                                 ----------   --------   ----------   -------------
Restructuring activities:
  Worldwide workforce reduction................  $    79.1     $(24.9)   $    (11.1)     $ 43.1
  Facilities and equipment.....................      122.2         --        (122.2)         --
  Lease commitments............................       63.0       (0.9)           --        62.1
                                                 ---------     ------    ----------      ------
Restructuring charges..........................      264.3      (25.8)       (133.3)      105.2
Reduction of goodwill and other long-lived
  assets.......................................   50,085.0         --     (50,085.0)         --
                                                 ---------     ------    ----------      ------
Special charges................................  $50,349.3     $(25.8)   $(50,218.3)     $105.2

  RESTRUCTURING ACTIVITIES

     The Global Realignment Program (the "Program") is intended to align our resources and operations into a global structure that is competitive now and positions us to remain competitive in the future. The Program includes restructuring certain business functions including a worldwide workforce reduction and consolidation of excess facilities and equipment.

     As of June 30, 2001 we have completed and approved plans to close nine operations located in North America, Europe and Asia, vacate approximately 25 buildings or 1.2 million square feet of manufacturing and office space at operations to be closed, as well as at continuing operations, and reduce our workforce by approximately 9,000 employees.

     During the fourth quarter of 2001, in connection with these plans, we recorded restructuring charges of $264.3 million as part of the Program. The following paragraphs provide detailed information related to the restructuring charges and reduction in goodwill and other long-lived assets recorded in the fourth quarter of 2001.

  WORLDWIDE WORKFORCE REDUCTION

     As of June 30, 2001, we had recorded a charge of approximately $79.1 million primarily related to severance and fringe benefits associated with the reduction of 9,000 employees. Of the 9,000 terminations for which costs have been accrued as at June 30, 2001, approximately 8,200 were engaged in manufacturing activities and approximately 7,100, 1,200, and 700 were from sites located in North America, Europe and Asia, respectively. As of June 30, 2001, approximately 6,100 employees had been terminated. The workforce reductions began in the fourth quarter of 2001 and we expect them to be completed by the second quarter of 2002. In addition, we incurred non-cash severance charges of $11.1 million related to the modification of a former executive's stock options (see Note 9 of Notes to Consolidated Financial Statements).

     Prior to the date of the financial statements, management with the appropriate level of authority, approved and committed us to a plan of termination which included the benefits terminated employees would receive. Prior to June 30, 2001, the expected termination benefits were communicated to employees in detail sufficient to enable them to determine the nature and amounts of their individual severance benefits.

     Remaining cash expenditures relating to workforce reductions and termination agreements will be paid throughout the first and second quarters of 2002.

  CONSOLIDATION OF EXCESS FACILITIES AND EQUIPMENT

     The consolidation of excess facilities includes the closure of certain manufacturing, research and development facilities, and administrative and sales offices throughout North America, Europe and Asia for business activities that have been restructured as part of the Program. The operations being closed as of June 30, 2001 are in Asheville, North Carolina; Bracknell, United Kingdom; Freehold, New Jersey; Hillend, United Kingdom; Oxford, United Kingdom; Richardson, Texas; Rochester, New York; Shunde, China and Taipei, Taiwan.

     Property and equipment that was disposed or removed from operations resulted in a charge of $122.2 million and consisted primarily of leasehold improvements, computer equipment and related software, production and engineering equipment, and office equipment, furniture, and fixtures. We will also incur higher depreciation costs totaling approximately $35.1 million in the first three quarters of 2002 due to shorter estimated useful lives of certain assets that are being phased out as part of the Program. In addition, we incurred a charge of $63.0 million for exiting and terminating leases primarily related to excess or closed facilities with planned exit dates. We estimated the cost of exiting and terminating the facility leases based on the contractual terms of the agreements and then current real estate market conditions. We determined that it would take approximately six to twenty-four months to sublease the various properties that will be vacated in connection with the Program.

     Amounts related to the lease expense (net of anticipated sublease proceeds) related to the consolidation of facilities will be paid over the respective lease terms through 2015. We anticipate completing implementation of our restructuring program during the next twelve months.

     In addition, because we restructured certain of our businesses and realigned our operations to focus on profit contribution, high growth markets, and core opportunities as of June 30, 2001, we abandoned certain redundant products and product platforms and reduced the workforce that had been valued in previous acquisitions. In accordance with SFAS 121, we wrote the related intangible assets down to their fair value, which was deemed to be zero, and recorded a charge of $0.3 billion related to the reduction in purchased intangibles and $3.1 billion related to goodwill associated with these assets.

  IMPAIRMENT OF GOODWILL AND OTHER LONG-LIVED ASSETS

     As part of our review of financial results for 2001, we also performed an assessment of the carrying value of the our long-lived assets to be held for use including significant amounts of goodwill and other intangible assets recorded in connection with our various acquisitions. The assessment was performed pursuant to SFAS 121 because of the significant negative industry and economic trends affecting both our current operations and expected future sales as well as the general decline of technology valuations. The conclusion of that assessment was that the decline in market conditions within our industry was significant and other than temporary. As a result, we recorded charges of $39.8 billion and $6.9 billion to reduce goodwill and other long-lived assets during the third and fourth quarters of 2001, respectively, based on the amount by which the carrying amount of these assets exceeded their fair value. Of the total write down, $46.6 billion is related to the goodwill primarily associated with the acquisitions of E-TEK, SDL, and OCLI with the balance of $0.1 billion relating to other long-lived assets. Fair value was determined based on discounted future cash flows for the operating entities that had separately identifiable cash flows. The cash flow periods used were five years using annual growth rates of 15 percent to 60 percent, the discount rate used was 13.0 percent in the third quarter of 2001 and 14.5 percent in the fourth quarter of 2001, and the terminal values were estimated based upon terminal growth rates of 7 percent. The assumptions supporting the estimated future cash flows, including the discount rate and estimated terminal values, reflect management's best estimates. The discount rate was based upon our weighted average cost of capital as adjusted for the risks associated with our operations.

     It is reasonably possible that the estimates and assumptions used under our SFAS 121 assessment may change in the near term resulting in the need to further write-down our goodwill and other long-lived assets. In addition, it is reasonably possible we may incur additional reductions in goodwill if our market capitalization is less than our net assets in future periods.

  INVENTORY WRITE-DOWN AND LOSS ON PURCHASE COMMITMENTS NOT INCLUDED IN RESTRUCTURING CHARGES

     We recorded a loss on purchase commitments of $59.8 million and inventory write-down of $510.6 million during the fourth quarter of 2001. These additional charges to cost of sales were due to (i) a sudden and significant decrease in forecasted sales in the fourth quarter of 2001 and were calculated based on inventory levels and purchase commitments in excess of expected demand for each specific product and (ii) product consolidations and discontinuations in connection with the Program.

     Gain on Sale of Subsidiary. On February 13, 2001, we completed the sale of our Zurich, Switzerland subsidiary to Nortel Networks ("Nortel") for 65.7 million shares of Nortel common stock valued at $1,953.3 million. After adjusting for the net costs of the assets sold and for the expenses associated with the divestiture, we realized a gain of $1,770.2 million.

     Activity Related to Equity Investments. For 2001, activity related to equity investments was a net loss of $883.9 million. This includes: (i) a $744.7 million charge to earnings to write down the carrying value of our investment in ADVA due to an other than temporary decline in its fair value, (ii) $136.2 million of amortization expense related to the difference between the cost of the investment and the underlying equity in the net assets of ADVA at the date of acquisition; and (iii) $3.0 million related to our share of the net income of the Photonics Fund and net loss of ADVA.

     Loss on Sale of Available-for-Sale Investments. During 2001, we sold approximately 41.0 million shares of Nortel common stock resulting in a realized loss of $559.1 million.

     Reduction in fair value of Available-for-Sale Investments. At June 30, 2001, we had 24.7 million shares of Nortel common stock at a fair value of $223.1 million. We recognized a reduction in fair value of $511.8 million associated with the 24.7 million shares held by us as of June 30, 2001, as we determined the decline in the fair value of the shares of Nortel common stock to be other-than-temporary. In addition, we recorded a charge of $10.3 million in connection with another of our available-for-sale investments related to an other-than-temporary decline in fair value.

     Should the Company decide to sell the shares of Nortel common stock or should the fair value of the shares of Nortel common stock held by the Company continue to decline in the near future, the Company may record additional losses related to these shares.

     Interest and Other Income, net. Net interest and other income of $48.5 million for 2001 represented an increase of $13.2 million from 2000 income of $35.3 million, which represented an increase of $31.7 million from 1999 income of $3.6 million. In 2001, The increase in interest and other income was the result of higher investment balances obtained through cash generated from operating activities, our acquisition of E-TEK and proceeds from the issuance of common stock under our stock option and stock purchase plans. In 2000, the increase in interest and other income was the result of higher investment balances obtained through cash generated from operating activities, our mergers with JDS FITEL and OCLI, and the completion of a public offering of our common stock and a private placement of exchangeable shares in August 1999 that generated $713.6 million in cash, net of transaction costs.

     Income Tax Expense. We recorded a $371.9 million benefit for income taxes for 2001 and income tax expense of $74.9 million, and $21.5 million for 2000 and 1999, respectively. The expected tax benefit derived by applying the federal statutory rate to the operating losses each year differs from the amount recorded primarily due to non-deductible acquisition related charges.

     We have a $996.0 million valuation allowance for deferred tax assets at June 30, 2001. The valuation allowance for deferred tax assets reduces the net deferred tax assets to $411.1 million, an amount management believes is more likely than not realizable. Approximately $81 million of the net deferred tax assets are supported by foreign recoverable income taxes. Realization of the remaining $330.1 million of net deferred tax assets is based on our projections of future domestic taxable income. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimate of future domestic taxable income is reduced.

     Approximately $663.0 million of the deferred tax assets subject to the valuation allowance are attributable to stock options that will be credited to paid in capital when realized. Deferred tax assets of approximately $192.6 million attributable to acquisition related items that are subject to the valuation allowance will, when realized, first reduce unamortized goodwill, then other non-current intangible assets of acquired subsidiaries, and then income tax expense.

RESULTS OF OPERATIONS -- PRO FORMA

     The following supplemental table compares actual results of operations of JDS Uniphase for 2000 with pro forma results of operations of the former Uniphase Corporation and JDS FITEL combined for 1999 (in millions).

                                                                           PRO FORMA
                                                                           RESULTS OF
                                                           AS REPORTED     OPERATIONS     AS REPORTED
                                                              GAAP        UNIPHASE AND       GAAP
                                                             RESULTS       JDS FITEL        RESULTS
                                                          OF OPERATIONS     COMBINED     OF OPERATIONS
                                                          -------------   ------------   -------------
                                                                            JUNE 30,
                                                          --------------------------------------------
                                                              2000            1999           1999
                                                          -------------   ------------   -------------
Net sales...............................................    $1,430.4        $  587.9        $ 282.8
Cost of sales...........................................       751.6           284.4          138.7
                                                            --------        --------        -------
  Gross profit..........................................       678.8           303.5          144.1
Operating expenses:
  Research and development..............................       113.4            52.5           27.0
  Selling, general and administrative...................       172.9            71.5           37.4
  Amortization of purchased intangibles.................       896.9           687.5           15.7
  Acquired in-process research and development..........       360.7           210.4          210.4
  Merger and other costs................................          --             6.8            6.8
                                                            --------        --------        -------
Total operating expenses................................     1,543.9         1,028.7          297.3
                                                            --------        --------        -------
Loss from operations....................................      (865.1)         (725.2)        (153.2)
  Interest and other income, net........................        35.3            10.4            3.6
                                                            --------        --------        -------
Loss before income taxes................................      (829.8)         (714.8)        (149.6)
  Income tax expense....................................        74.9            (2.5)          21.5
                                                            --------        --------        -------
Net loss................................................    $ (904.7)       $ (712.3)       $(171.1)
                                                            ========        ========        =======

  YEARS ENDED JUNE 30, 2000 AND 1999

     Net Sales. Net sales of $1,430.4 million for 2000 represented an increase of $842.5 million or 143 percent over pro forma 1999 net sales of $587.9 million. The increase from 1999 to 2000 reflected $648.9 or 330 percent growth in our existing products on a pro forma basis. Growth was driven by customer demands for higher channel count systems to meet increased bandwidth requirements. The additional increase in 2000 reflected the impact of $193.6 million net sales from companies we acquired in 2000 (see Note 10 of Notes to Consolidated Financial Statements).

     Gross Margin. Gross margin of $678.8 million, or 47 percent of net sales for 2000 represents an increase of $375.3 million or 124 percent over 1999 pro forma gross margin of $303.5 million, or 52 percent of pro forma net sales. Strong demand for virtually all our optical components and modules products combined with $83.3 million gross profits from companies we acquired in 2000 contributed to the increases. The decline in the pro forma gross margin from 1999 to 2000 reflects the impact of $25.3 million in purchase accounting adjustments that increased JDS FITEL, EPITAXX, SIFAM, OCLI and Cronos inventories. These adjustments flowed through to cost of sales during the year. Gross margin was also reduced by $22.6 million in adjustments related to the E-TEK acquisition, which decreased E-TEK net inventory and flowed through to cost of sales upon completion of our acquisition of E-TEK. Excluding the impact of above described acquisition related adjustments, gross profit declined from 52 percent in 1999 to 51 percent in 2000. The decrease reflects 15 percent to 20 percent reductions in average selling prices, which were largely offset by reductions in manufacturing costs through automation, yield improvements and other improvements in the manufacturing processes.

     Research and Development Expense. R&D expense of $113.4 million or 8 percent of net sales represented an increase of $60.9 million or 116 percent over pro forma 1999 expense of $52.5 million or 9 percent of pro forma net sales. The increase in R&D expenses is primarily due to increased personnel costs and other expenses related to the development of new products and technologies, and the continued development and enhancement of existing products and the inclusion of our acquisitions during 2000 from the date of acquisition.

     Selling, General and Administrative Expense. Selling, general and administrative expense (SG&A) of $172.9 million or 12 percent of net sales represented an increase of $101.4 million or 142 percent over pro forma 1999 expense of $71.5 million or 12 percent of net sales. The increase in 2000 is primarily a result of higher SG&A costs due to the hiring of additional administrative personnel and inclusion of our 2000 acquisitions expenses subsequent to the date of acquisition. As a percentage of net sales, SG&A for 2000 was consistent with pro forma 1999 SG&A.

     Amortization of Purchased Intangibles. Since 1995, we have entered into several mergers and acquisitions that generated approximately $23.3 billion in identified intangibles (primarily developed technology) and goodwill. In 2000, API was $896.9 million or 63 percent of net sales, which represented an increase of $209.4 million or 30 percent over pro forma 1999 API of $687.5 million or 117 percent of net sales. The pro forma 1999 API is calculated as the 12 months amortization expense for JDS FITEL, which would have been incurred in 1999 assuming that the merger between Uniphase and JDS FITEL was completed on July 1, 1998. The increase in API in 2000, is primarily due to the intangible assets generated from the acquisitions of AFC, Ramar, EPITAXX, SIFAM, Oprel, IOT, OCLI, Cronos, and Casix during 2000 (see Note 10 of Notes to Consolidated Financial Statements).

     Acquired In-Process Research and Development. In 2000, we recorded charges of $360.7 million or 25 percent of net sales for acquired in-process research and development resulting from the acquisitions of EPITAXX ($16.7 million), SIFAM ($3.0 million), OCLI ($84.1 million), Cronos ($6.3 million) and E-TEK ($250.6 million). In 1999, we recorded $210.4 million or 36 percent of pro forma net sales of acquired in-process research and development resulting from the former Uniphase Corporation's merger with JDS FITEL (See Note 10 of Notes to Consolidated Financial Statements). These amounts were expensed on the acquisition dates because the acquired technology had not yet reached technological feasibility and had no future alternative uses. There can be no assurance that acquisitions of businesses, products or technologies by us in the future will not result in substantial charges for acquired in-process research and development that may cause fluctuations in our quarterly or annual operating results.

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

OPERATING SEGMENT INFORMATION -- ACTUAL

     Amplification and Transmission Group. Net sales for the Amplification and Transmission Group increased 91 percent in 2001 compared to 2000. The increase in net sales for the Amplification and Transmission Group was primarily due to higher unit sales volume of optical receivers, transmitters, modulators and pump lasers, and the acquisitions of SDL and Epitaxx. Operating income as a percentage of net sales decreased to 12 percent of net sales in 2001 compared to 26 percent in 2000. The decrease in operating income as a percentage of net sales was due to inventory write-downs due to lower sales estimates for future periods and charges related to our restructuring activities.

     WDM, Switching and Thin Film Filters. Net sales for the WDM, Switching and Thin Film Filters Group increased 153 percent in 2001 compared to 2000. The increase in net sales for the WDM, Switching and Thin Film Filters Group was primarily due to the acquisitions of E-TEK and OCLI and higher unit sales volume in wavelength division multiplexers ("WDM"), instruments and waveguides. Operating income as a percentage of net sales decreased to 10 percent of net sales in 2001 compared to 37 percent in 2000. The decrease in operating income as a percentage of net sales was due to inventory write-downs due to lower sales estimates for future periods and charges related to our restructuring activities.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2001, our combined balance of cash, cash equivalents and short-term investments was $1,812.2 million. For the year, we met our liquidity needs through cash generated from operating activities. Excluding the impact of indirect acquisition costs of $300.9 million paid to certain SDL executives in connection with the acquisition of SDL during 2001, net cash provided by operating activities was $354.1 million in 2001, compared with $281.1 million and $67.0 million in 2000 and 1999, respectively.

     Excluding the impact of indirect acquisition costs of $300.9 million paid to certain SDL executives in connection with the acquisition of SDL, operating activities generated $354.1 million during 2001 primarily resulting from the following: (i) earnings before non-cash accounting charges for depreciation, IPR&D, loss on sale of investments, loss on disposal of fixed assets, stock based compensation, write-off of goodwill and purchased intangibles, activity related to equity interests in equity investments, and amortization of intangibles, (ii) increases in accrued liabilities as a result of the restructuring liability established in the fourth quarter of 2001, and (iii) tax benefit from employee stock options. These items were partially offset by a net increase in deferred tax assets of $598.3 million, decrease in taxes payable, and the gain on the divestiture of the Zurich subsidiary. Increases to accounts receivable, inventories and other working capital attributable to our acquisitions are excluded from operating cash flow as the acquisition of these balances is not a result of operations (see Note 10 of Notes to Consolidated Financial Statements).

     Cash used in investing activities was $0.5 million in 2001 compared with $819.6 million and $40.3 million for 2000 and 1999, respectively. During 2001, we incurred capital expenditures of $732.5 million for facilities expansion and capital equipment purchases to expand our manufacturing capacity for our telecommunications products and installation of a new enterprise resource planning system. We currently expect to spend approximately $230 million for capital equipment purchases and leasehold improvements during 2002. During 2001, we sold net short-term and long-term investments of $570.4 million. In addition, we acquired Epion, OPA, and SDL during 2001 and these acquisitions provided an additional $175.7 million of cash.

     We generated $391.1 million, $782.1 million, and $15.4 million in cash from financing activities in 2001, 2000, and 1999, respectively. In 2001, we generated $417.7 million from the exercise of stock options and the sale of stock through our employee stock purchase plan and used $26.6 million to repay a portion of the debt assumed from our acquisitions.

     We believe that our existing cash balances and investments, together with cash flow from operations will be sufficient to meet our liquidity and capital spending requirements at least through the end of 2002. However, possible investments in or acquisitions of complementary businesses, products or technologies may require additional financing prior to such time. There can be no assurance that additional debt or equity financing will be available when required or, if available, can be secured on terms satisfactory to us.

     At June 30, 2001, we had two standby letter of credit facilities totaling approximately $11.0 million. We also had an unsecured operating bank line of credit for $25.0 million. Advances under the line of credit bear interest at the Canadian Prime Rate of 6.25 percent at June 30, 2001. We had no outstanding borrowings under this facility at June 30, 2001.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT PROJECTS

  SDL

     An independent valuation specialist performed an allocation under our direction of the total purchase price of SDL to its individual assets. Of the total purchase price, $380.7 million has been allocated to IPR&D and was charged to expense for the three months ended March 31, 2001. The remaining purchase price has been allocated specifically to identifiable assets acquired.

     After allocating value to the IPR&D projects and SDL tangible assets, specific intangible assets were then identified and valued. The identifiable intangible assets include existing technology, core technology, trademarks and tradename, and assembled workforce.

     The IPR&D is comprised of five main categories: (1) pump laser chips; (2) pump laser modules; (3) Raman chips and amplifiers; (4) external modulators and drivers; and (5) industrial laser products. The following is a brief description of each IPR&D project as of the date of the acquisition:

     Pump Laser Chips. SDL supplies high power 980-nm pump laser chips to provide power to optical amplifiers used in fiber optic systems. SDL pump laser chip development efforts support future generation optical amplifiers. SDL completed the development cycles for the current research and development project with respect to these products in the second quarter of the calendar year 2001.

     Pump Laser Modules. SDL supplies 980-nm pump laser modules that lead the industry in output power and performance. SDL expects the development cycle for the current research and development project with respect to these pump laser modules to continue for another four months, with expected completion dates in the fourth quarter of calendar year 2001.

     Raman Chips and Amplifiers. SDL is engaged in the development of Raman chips and amplifiers, which are an emerging technology in fiber optic transmissions systems. Raman amplifiers differ from conventional EDFAs in that they use installed optical fiber as the amplification medium rather than erbium-doped fiber. SDL expects the development cycle for the current research and development project with respect to these Raman chips and amplifiers to continue for another three months, with expected completion dates in the fourth quarter of calendar year 2001.

     External Modulators and Drivers. SDL supplies external modulators that are utilized in very high channel count systems with very long propagation distances.

     Industrial Laser Products. SDL supplies products for non-communications applications. These include applications such as printing and materials processing. SDL expects to complete the development cycle for the current research and development projects with respect to these industrial products in the third quarter of calendar year 2001.

  Value Assigned to In-Process Research and Development

     The value assigned to IPR&D was determined by considering the relative importance of each project to the overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. The sales estimates used to value the purchased IPR&D were based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by SDL and its competitors.

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

                                                                           EXPECTED
                                                               PERCENT    TECHNOLOGY
PROJECT                                                       COMPLETED      LIFE
-------                                                       ---------   ----------
Pump Laser Chips............................................     92%       5 years
Pump Laser Modules..........................................     50%       5 years
Raman Chips and Amplifiers..................................     64%       5 years
External Modulators and Drivers.............................     31%       5 years
Industrial Laser Products...................................     74%       5 years

     The value assigned to each acquired IPR&D project was as follows (in millions):

Pump Laser Chips............................................  $140.8
Pump Laser Modules..........................................    22.7
Raman Chips and Amplifiers..................................   113.7
External Modulators and Drivers.............................    87.4
Industrial Laser Products...................................    16.1
                                                              ------
Total acquired in-process research and development..........  $380.7
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

  OPA

     An independent appraiser performed an allocation under our direction of the total purchase price of OPA to its individual assets. Of the total purchase price, $3.0 million has been allocated to IPR&D and was charged to expense in the quarter ended March 31, 2001. The remaining purchase price has been allocated specifically to identifiable assets acquired. The product under development at the time of acquisition was OptoMate that is an automated and semi-automated system for the manufacture of fiberoptic components and modules.

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

CURRENT STATUS OF ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT PROJECTS

     We periodically review the stage of completion and likelihood of success of each of the IPR&D projects. The current status of the IPR&D projects for all significant mergers and acquisitions during the past three years are as follows:

  SDL

     The products under development at the time of acquisition included: (1) pump laser chips; (2) pump laser modules; (3) Raman chips and amplifiers; (4) external modulators and drivers; and (5) industrial laser products. The pump laser chips and industrial laser products have been completed at a cost consistent with our expectations. The pump laser modules and Raman chips are expected to be completed by the fourth quarter of calendar 2001. We have incurred costs of $28.2 million, with estimated costs to complete of $4.9 million. The differences between the actual outcome noted above and the assumptions used in the original valuation of the technology are not expected to significantly impact our results of operations and financial position.

  EPION

     The products under development at the time of acquisition included Gas Cluster Ion Beam technology used for atomic scale surface smoothing and cleaning where surface or film quality is of great importance. Epion has incurred $2.4 million to date and estimates that a total investment of approximately $4.5 million in research and development over the next 24 months will be required to complete the IPR&D. The nature of the efforts required to develop the purchased IPR&D into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements.

  E-TEK

     The products under development at the time of acquisition included: (1) wavelength division multiplexers (WDM's); (2) submarine products: and (3) other component products and modules. The WDM and submarine products have been completed at a cost consistent with our expectations. Our development efforts for other components and modules include attenuators, circulators, switches, dispersion equalization monitors and optical performance monitors. Our development efforts are behind schedule on some of these products, with estimated completion dates in the third quarter of calendar 2002. The costs incurred to date are approximately $6.2 million, with estimated costs to complete of $0.9 million. The differences between the actual outcome noted above and the assumptions used in the original valuation of the technology are not expected to significantly impact our results of operations and financial position.

  CRONOS

     The products under development at the time of acquisition included: (1) RF microrelays; (2) variable optical attenuators; and (3) active fiber aligners. The microrelays development and the variable optical attenuators project are substantially complete at a cost consistent with our expectations. The active fiber aligner development project is currently being evaluated relative to similar efforts already underway within the Company.

  OCLI

     The products under development at the time of the acquisition included: (1) thin film filters and switches, (2) optical display and projection products, and
(3) light interference pigments. Thin film filters includes switches and dispersion compensators. The MEMS 2x2 Switch development has been terminated at OCLI and transferred over to JDS FITEL beginning in the first quarter of calendar year 2002. Dispersion compensators and other switches, are currently in the exploratory and prototype development stages of the development cycle. The expected development on these products is between 3 and 12 months. We have incurred post acquisition costs of approximately $4.9 million with an estimated cost to complete the remaining projects of $1.4 million, which we expect to incur ratably for the remainder of the development cycle.

     The optical display and projection products development has been terminated due to the uncertainty of current market conditions. Light interference pigments are currently in the commercial stage of the development cycle for this product family and these projects have expected completion dates in the first quarter of calendar year 2002. We have incurred post-acquisition research and development expenses of approximately $15.6 million and estimates that cost to complete these projects will be another $1.0 million which we expect to incur ratably over the remainder of the product development cycle.

  SIFAM

     The products under development at the time of the acquisition included: (1) miniature couplers; (2) combined components; and (3) micro-optic devices. Miniature coupler development and combined components development are complete at a cost consistent with our expectations. Micro-optic device development is currently being evaluated relative to similar efforts already underway within the Company. The costs incurred post acquisition for micro-optic device development has been consistent with our expectations.

  EPITAXX

     The products under development at the time of the acquisition included (1) high-speed receivers, and (2) an optical spectrum analyzer product. The high-speed receiver and optical spectrum analyzer have been completed at costs consistent with our expectations.

  JDS FITEL

     The products under development at the time of our merger included: (i) Thermo Optic Waveguide Attenuators, (ii) Solid State Switch, (iii) 50 GHz WDM, and (iv) Erbium Doped Fiber Amplifiers ("EDFA"). Thermo Optic Waveguide Attenuator development was discontinued in the first quarter of 2001, due to lower than expected demand for this product, and higher demand for other products. Solid State Switch, WDM and EDFA developments are complete at a cost consistent with our expectations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

     We maintain an investment portfolio of various holdings, types, and maturities. These securities are generally classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of other comprehensive income. Part of this portfolio includes minority equity investments in several publicly traded companies, the values of which are subject to market price volatility. We also have certain real estate lease commitments with payments tied to short-term interest rates. At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of our investment portfolio while increasing the costs associated with our lease commitments. Conversely, declines in interest rates could have a material impact on interest earnings for our investment portfolio. We do not currently hedge these interest rate exposures.

INVESTMENTS

     The following tables present the hypothetical changes in fair value in the financial instruments held at June 30, 2001 and June 30, 2000 that are sensitive to changes in interest rates. These instruments are not leveraged and are held for purposes other than trading. The modeling technique used measures the change in fair values arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points ("BPS"), 100 BPS, and 150 BPS over a 12-month horizon. Beginning fair values represent the principal plus accrued interest and dividends at

June 30, 2001 and June 30, 2000. The following tables estimate the fair value of the portfolio at a 12-month horizon (in millions):

                                                                                               VALUATION OF SECURITIES GIVEN AN
                               VALUATION OF SECURITIES GIVEN AN INTEREST RATE    FAIR VALUE    INTEREST RATE INCREASE OF X BASIS
                                         DECREASE OF X BASIS POINTS                AS OF                    POINTS
                               -----------------------------------------------    JUNE 30,    -----------------------------------
ISSUER                           (150 BPS)        (100 BPS)        (50 BPS)         2001       50 BPS      100 BPS      150 BPS
------                         --------------   --------------   -------------   ----------   ---------   ----------   ----------
U.S. Treasuries & agencies
  notes......................         51               50               50            50            49         49           48
State, municipal, and county
  government notes and
  bonds......................        704              701              698           695           693        690          687
Corporate notes and bonds....         68               67               67            67            66         66           65
Money market fund............        732              732              732           732           732        732          732
                                   -----            -----            -----         -----         -----      -----        -----
  Total......................      1,555            1,550            1,547         1,544         1,540      1,537        1,532
                                   =====            =====            =====         =====         =====      =====        =====

                                                                                               VALUATION OF SECURITIES GIVEN AN
                               VALUATION OF SECURITIES GIVEN AN INTEREST RATE    FAIR VALUE    INTEREST RATE INCREASE OF X BASIS
                                         DECREASE OF X BASIS POINTS                AS OF                    POINTS
                               -----------------------------------------------    JUNE 30,    -----------------------------------
ISSUER                           (150 BPS)        (100 BPS)        (50 BPS)         2000       50 BPS      100 BPS      150 BPS
------                         --------------   --------------   -------------   ----------   ---------   ----------   ----------
U.S. Treasuries & agencies
  notes......................        25               25               25            25            25         25           25
State, municipal, and county
  government notes and
  bonds......................       602              599              596           593           590        587          584
Corporate notes and bonds....        42               42               42            42            42         41           41
Money market fund............       164              164              164           164           164        164          164
                                    ---              ---              ---           ---           ---        ---          ---
  Total......................       833              830              827           824           821        817          814
                                    ===              ===              ===           ===           ===        ===          ===

     A 50 BPS move in the Federal Funds Rate has occurred in 6 of the last 10 years; a 100 BPS move in the Federal Funds Rate has occurred in 4 of the last 10 years; and a 150 BPS move in the Federal Funds Rate has occurred in 2 of the last 10 years.

     The following analyses present the hypothetical changes in fair values of public equity investments that are sensitive to changes in global equity markets. These equity securities are held for purposes other than trading. The modeling technique used measures the hypothetical change in fair values arising from selected hypothetical changes in each stock's price. Stock price fluctuations of plus or minus 15%, plus or minus 35%, and plus or minus 50% were selected.

     The following tables estimate the fair value of the publicly traded corporate equities at a 12-month horizon (in millions):

                                         VALUATION OF SECURITIES                 VALUATION OF SECURITIES
                                            GIVEN X% DECREASE       FAIR VALUE      GIVEN X% INCREASE
                                          IN EACH STOCK'S PRICE       AS OF       IN EACH STOCK'S PRICE
                                         ------------------------    JUNE 30,    -----------------------
                                          50%      35%      15%        2001       15%     35%      50%
                                         ------   ------   ------   ----------   -----   -----   -------
Corporate equities.....................   $139     $181     $236       $278      $320    $375    $  417

                                         VALUATION OF SECURITIES                 VALUATION OF SECURITIES
                                            GIVEN X% DECREASE       FAIR VALUE      GIVEN X% INCREASE
                                          IN EACH STOCK'S PRICE       AS OF       IN EACH STOCK'S PRICE
                                         ------------------------    JUNE 30,    -----------------------
                                          50%      35%      15%        2001       15%     35%      50%
                                         ------   ------   ------   ----------   -----   -----   -------
Corporate equities.....................   $359     $467     $610       $718      $826    $969    $1,077

LEASES

     We are exposed to interest rate risk associated with leases on our facilities where payments are tied to the London Interbank Offered Rate ("LIBOR"). We have evaluated the hypothetical change in lease obligations held at June 30, 2001 due to changes in the LIBOR. The modeling technique used measures hypothetical changes in lease obligations arising from selected hypothetical changes in LIBOR. The hypothetical market changes reflected immediate parallel shifts in the LIBOR curve of plus or minus 50 BPS, 100 BPS, and 150

BPS over a 12-month period. The results of this analysis were not material in comparison to our financial results.

FOREIGN EXCHANGE FORWARD CONTRACTS

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

     We enter into foreign exchange forward contracts to offset the impact of currency fluctuations on certain nonfunctional currency assets and liabilities, primarily denominated in the Australian dollar, Canadian dollar, Euro and British pound.

     The foreign exchange forward contracts we enter into generally have original maturities ranging from one to three months. We do not enter into foreign exchange forward contracts for trading purposes. We do not expect gains or losses on these contracts to have a material impact on our financial results.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
JDS Uniphase Corporation

     We have audited the accompanying consolidated balance sheets of JDS Uniphase Corporation as of June 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2001. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of JDS Uniphase Corporation at June 30, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

San Jose, California
September 12, 2001

                            JDS UNIPHASE CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                   YEARS ENDED JUNE 30,
                                                              -------------------------------
                                                                 2001        2000      1999
                                                              ----------   --------   -------
Net sales...................................................  $  3,232.8   $1,430.4   $ 282.8
Cost of sales...............................................     2,306.7      751.6     138.7
                                                              ----------   --------   -------
  Gross profit..............................................       926.1      678.8     144.1
Operating expenses:
  Research and development..................................       325.9      113.4      27.0
  Selling, general and administrative.......................       818.1      172.9      37.4
  Amortization of purchased intangibles.....................     5,387.0      896.9      15.7
  Acquired in-process research and development..............       393.2      360.7     210.4
  Reduction of goodwill and other long-lived assets.........    50,085.0         --        --
  Restructuring charges.....................................       264.3         --        --
  Merger and other costs....................................          --         --       6.8
                                                              ----------   --------   -------
Total operating expenses....................................    57,273.5    1,543.9     297.3
                                                              ----------   --------   -------
Loss from operations........................................   (56,347.4)    (865.1)   (153.2)
Interest income, net........................................        48.5       35.3       3.6
Gain on sale of subsidiary..................................     1,770.2         --        --
Activity related to equity method investments...............      (883.9)        --        --
Loss on sale of available-for-sale investments..............      (559.1)        --        --
Reduction in fair value of available-for-sale investments...      (522.1)        --        --
                                                              ----------   --------   -------
Loss before income taxes....................................   (56,493.8)    (829.8)   (149.6)
Income tax expense (benefit)................................      (371.9)      74.9      21.5
                                                              ----------   --------   -------
Net loss....................................................  $(56,121.9)  $ (904.7)  $(171.1)
                                                              ==========   ========   =======
Basic and dilutive loss per share...........................  $   (51.40)  $  (1.27)  $ (0.54)
                                                              ==========   ========   =======
Shares used in per share calculation:
  Basic and dilutive........................................     1,091.9      710.9     318.2
                                                              ==========   ========   =======

          See accompanying notes to consolidated financial statements.

                            JDS UNIPHASE CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                 (IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

                                                                     JUNE 30,
                                                              ----------------------
                                                                 2001        2000
                                                              ----------   ---------
                                       ASSETS
Current assets:
  Cash and cash equivalents.................................  $    762.8   $   319.0
  Short-term investments....................................     1,049.4       795.3
  Accounts receivable, less allowances for doubtful accounts
     of $40.3 at June 30, 2001 and $8.2 at June 30, 2000....       477.6       381.6
  Inventories...............................................       287.6       375.4
  Refundable income taxes...................................        31.2         8.1
  Deferred income taxes.....................................       340.2        62.4
  Other current assets......................................        87.5        31.1
                                                              ----------   ---------
     Total current assets...................................     3,036.3     1,972.9
Property, plant, and equipment, net.........................     1,173.0       670.7
Deferred income taxes.......................................       806.3       642.7
Goodwill and other intangible assets........................     7,045.6    22,337.8
Long-term investments.......................................       169.0       760.9
Other assets................................................        15.2         4.1
                                                              ----------   ---------
     Total assets...........................................  $ 12,245.4   $26,389.1
                                                              ==========   =========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $    190.6   $   195.2
  Accrued payroll and related expenses......................       133.0        98.8
  Income taxes payable......................................        30.6       108.6
  Deferred income taxes.....................................        63.0         0.2
  Restructuring accrual.....................................       105.2          --
  Other current liabilities.................................       326.1       244.4
                                                              ----------   ---------
     Total current liabilities..............................       848.5       647.2
Deferred income taxes.......................................       672.4       902.1
Other non-current liabilities...............................         5.2        20.2
Long-term debt..............................................        12.8        41.0
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $0.001 par value:
     Authorized shares -- 1,000,000
     Series A: 100,000 shares issued and outstanding at June
      30, 2001 and 2000.....................................          --          --
     Series B: 100,000 shares authorized at June 30, 2001
      and 2000..............................................          --          --
     Undesignated: 1 voting share authorized, issued and
      outstanding...........................................          --          --
  Common stock, $0.001 par value
     Authorized shares -- 3,000,000,000
     Issued and outstanding shares -- 1,318,246,161 at June
      30, 2001 and 935,928,995 at June 30, 2000.............         1.3         0.9
  Common stock to be issued.................................        90.8          --
  Additional paid-in capital................................    68,046.8    25,900.0
  Deferred compensation.....................................      (183.6)       (2.6)
  Accumulated deficit.......................................   (57,224.4)   (1,102.5)
  Accumulated other comprehensive loss......................       (24.4)      (17.2)
                                                              ----------   ---------
       Total stockholders' equity...........................    10,706.5    24,778.6
                                                              ----------   ---------
       Total liabilities and stockholders' equity...........  $ 12,245.4   $26,389.1
                                                              ==========   =========

          See accompanying notes to consolidated financial statements.

                            JDS UNIPHASE CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN MILLIONS)

                                        PREFERRED STOCK     COMMON STOCK      COMMON     ADDITIONAL     DEFERRED
                                        ---------------   ----------------   STOCK TO     PAID-IN        STOCK       ACCUMULATED
                                        SHARES   AMOUNT   SHARES    AMOUNT   BE ISSUED    CAPITAL     COMPENSATION     DEFICIT
                                        ------   ------   -------   ------   ---------   ----------   ------------   -----------
Balance at June 30, 1998..............   0.1      $--       311.4    $0.3      $  --     $   310.8      $  (3.6)     $    (26.1)
 Shares issued under employee stock
   plans and related tax benefits.....    --       --        12.5      --         --          29.5           --              --
 Common stock and options issued in
   connection with JDS FITEL merger,
   net of issuance costs..............    --       --       319.5     0.3         --       3,482.6           --              --
 Conversion of debt for common
   stock..............................    --       --         0.3      --         --           2.4           --              --
 Amortization of deferred
   compensation.......................    --       --          --      --         --            --          0.5              --
 Dividends on BCP stock...............    --       --          --      --         --            --           --            (0.6)
 Net loss.............................    --       --          --      --         --            --           --          (171.1)
 Net unrealized gain (loss) on
   securities available-for-sale......    --       --          --      --         --            --           --              --
 Foreign currency translation
   adjustment.........................    --       --          --      --         --            --           --              --
 Comprehensive loss...................    --       --          --      --         --            --           --              --
                                         ---      ---     -------    ----      -----     ---------      -------      ----------
Balance at June 30, 1999..............   0.1       --       643.7     0.6         --       3,825.3         (3.1)         (197.8)
 Shares issued under employee stock
   plans and related tax benefits.....    --       --        36.6      --         --         149.5           --              --
 Common stock issued in connection
   with offerings.....................    --       --        35.8     0.1         --         713.5           --              --
   in connection with acquisitions....    --       --       219.8     0.2         --      21,211.4           --              --
 Amortization of deferred
   compensation.......................    --       --          --      --         --            --          0.5              --
 Conversion of Chassis debt...........    --       --          --      --         --           0.3           --              --
 Net loss.............................    --       --          --      --         --            --           --          (904.7)
 Net unrealized gain (loss) on
   securities available-for-sale......    --       --          --      --         --            --           --              --
 Foreign currency translation
   adjustment.........................    --       --          --      --         --            --           --              --
 Comprehensive loss...................    --       --          --      --         --            --           --              --
                                         ---      ---     -------    ----      -----     ---------      -------      ----------
Balance at June 30, 2000..............   0.1       --       935.9     0.9         --      25,900.0         (2.6)       (1,102.5)
Shares issued under employee stock
 plans and related tax benefits.......    --       --        43.4     0.1         --         552.4           --              --
 Common stock issued in connection
   with acquisitions, net of issuance
   costs..............................    --       --       338.9     0.3         --      41,512.7           --              --
 Common stock to be issued............    --       --          --      --       90.8            --           --              --
 Payments on stockholders' note
   receivable.........................    --       --          --      --         --           8.1           --              --
 Compensation expense related to stock
   options............................    --       --          --      --         --          11.1           --              --
 Modification of stock options in
   connection with the sale of
   subsidiary.........................    --       --          --      --         --          61.2           --              --
 Deferred stock based compensation
   related to acquisitions............    --       --          --      --         --            --       (233.6)             --
 Amortization of deferred
   compensation.......................    --       --          --      --         --            --         52.6              --
 Conversion of Ramar debt.............    --       --         0.1      --         --           1.3           --              --
 Net loss.............................    --       --          --      --         --            --           --       (56,121.9)
 Net unrealized gain (loss) on
   securities available-for-sale, net
   of tax.............................    --       --          --      --         --            --           --              --
 Foreign currency translation
   adjustment.........................    --       --          --      --         --            --           --              --
 Comprehensive loss...................    --       --          --      --         --            --           --              --
                                         ---      ---     -------    ----      -----     ---------      -------      ----------
Balance at June 30, 2001..............   0.1      $--     1,318.3    $1.3      $90.8     $68,046.8      $(183.6)     $(57,224.4)
                                         ===      ===     =======    ====      =====     =========      =======      ==========

                                         ACCUMULATED
                                            OTHER
                                        COMPREHENSIVE
                                        INCOME (LOSS)     TOTAL
                                        -------------   ----------
Balance at June 30, 1998..............     $ (1.4)      $    280.0
 Shares issued under employee stock
   plans and related tax benefits.....         --             29.5
 Common stock and options issued in
   connection with JDS FITEL merger,
   net of issuance costs..............         --          3,482.9
 Conversion of debt for common
   stock..............................         --              2.4
 Amortization of deferred
   compensation.......................         --              0.5
 Dividends on BCP stock...............         --             (0.6)
 Net loss.............................         --           (171.1)
 Net unrealized gain (loss) on
   securities available-for-sale......       (0.2)            (0.2)
 Foreign currency translation
   adjustment.........................       (4.1)            (4.1)
                                                        ----------
 Comprehensive loss...................         --           (175.4)
                                           ------       ----------
Balance at June 30, 1999..............       (5.7)         3,619.3
                                                        ----------
 Shares issued under employee stock
   plans and related tax benefits.....         --            149.5
 Common stock issued in connection
   with offerings.....................         --            713.6
   in connection with acquisitions....         --         21,211.6
 Amortization of deferred
   compensation.......................         --              0.5
 Conversion of Chassis debt...........         --              0.3
 Net loss.............................         --           (904.7)
 Net unrealized gain (loss) on
   securities available-for-sale......       (1.8)            (1.8)
 Foreign currency translation
   adjustment.........................       (9.7)            (9.7)
                                                        ----------
 Comprehensive loss...................         --           (916.2)
                                           ------       ----------
Balance at June 30, 2000..............      (17.2)        24,778.6
Shares issued under employee stock
 plans and related tax benefits.......         --            552.5
 Common stock issued in connection
   with acquisitions, net of issuance
   costs..............................         --         41,513.0
 Common stock to be issued............         --             90.8
 Payments on stockholders' note
   receivable.........................         --              8.1
 Compensation expense related to stock
   options............................         --             11.1
 Modification of stock options in
   connection with the sale of
   subsidiary.........................         --             61.2
 Deferred stock based compensation
   related to acquisitions............         --           (233.6)
 Amortization of deferred
   compensation.......................         --             52.6
 Conversion of Ramar debt.............         --              1.3
 Net loss.............................         --        (56,121.9)
 Net unrealized gain (loss) on
   securities available-for-sale, net
   of tax.............................        7.7              7.7
 Foreign currency translation
   adjustment.........................      (14.9)           (14.9)
                                                        ----------
 Comprehensive loss...................         --        (56,129.1)
                                           ------       ----------
Balance at June 30, 2001..............     $(24.4)      $ 10,706.5
                                           ======       ==========

          See accompanying notes to consolidated financial statements.

                            JDS UNIPHASE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                                    YEARS ENDED JUNE 30,
                                                              ---------------------------------
                                                                 2001        2000        1999
                                                              ----------   ---------   --------
OPERATING ACTIVITIES
  Net loss..................................................  $(56,121.9)  $  (904.7)  $ (171.1)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Depreciation expense....................................       155.4        52.3       13.9
    Amortization expense....................................     5,387.0       898.4       16.8
    Acquired in-process research and development............       393.2       360.7      210.4
    Amortization of deferred compensation...................        52.6         0.5        0.5
    Reduction of goodwill and other long-lived assets.......    50,085.0          --        2.5
    Gain on sale of subsidiary..............................    (1,770.2)         --         --
    Loss on sale of investments.............................       559.1          --         --
    Noncash restructuring costs.............................       133.3          --         --
    Activity related to equity method investments...........       883.9          --         --
    Reduction in fair value of available-for-sale
     investments............................................       522.1          --         --
    Tax benefit on non-qualified stock options..............       142.7        47.8       11.4
    Change in deferred income taxes, net....................      (598.3)      (78.9)       5.1
  Changes in operating assets and liabilities:
    Accounts receivable.....................................       (21.0)     (132.9)     (21.5)
    Inventories.............................................       190.3       (94.7)     (12.1)
    Refundable income taxes.................................       (23.1)         --       (0.4)
    Other current assets....................................       (69.3)        5.5       (5.1)
    Income taxes payable....................................       (31.3)       18.6        6.2
    Accounts payable, accrued liabilities, other current
     liabilities and other, net.............................       183.7       108.5       10.4
                                                              ----------   ---------   --------
Net cash provided by operating activities...................        53.2       281.1       67.0
                                                              ----------   ---------   --------
INVESTING ACTIVITIES
  Purchase of available-for-sale investments................    (1,523.7)   (2,395.9)    (204.8)
  Sale of available-for-sale investments....................     2,164.4     1,757.3      176.4
  Acquisitions of businesses, net of cash acquired..........       175.7        99.9       35.0
  Purchase of property, plant and equipment and licenses....      (732.5)     (280.0)     (46.6)
  Other assets, net.........................................       (14.1)       (0.9)      (0.3)
  Purchase of other investments.............................       (70.3)         --         --
                                                              ----------   ---------   --------
Net cash used in investing activities.......................        (0.5)     (819.6)     (40.3)
                                                              ----------   ---------   --------
FINANCING ACTIVITIES
  Repayment of debt acquired................................       (26.6)      (45.1)        --
  Proceeds from issuance of common stock in a public
    offering................................................          --       713.5         --
  Proceeds from issuance of common stock other than in a
    public offering.........................................       417.7       113.7       16.0
  Pre-merger dividends paid on BCP stock....................          --          --       (0.6)
                                                              ----------   ---------   --------
Net cash provided by financing activities...................       391.1       782.1       15.4
                                                              ----------   ---------   --------
Increase in cash and cash equivalents.......................       443.8       243.6       42.1
Cash and cash equivalents at beginning of period............       319.0        75.4       33.3
                                                              ----------   ---------   --------
Cash and cash equivalents at end of period..................  $    762.8   $   319.0   $   75.4
                                                              ==========   =========   ========
Supplemental disclosure of cash flow information:
  Net cash provided by operating activities excluding
    indirect acquisition costs paid to SDL executives.......  $    354.1   $   281.1   $   67.0
  Cash paid for interest....................................  $      1.7   $     3.4   $     --
  Cash paid for taxes.......................................  $    154.0   $    67.9   $    9.3
Non-cash transactions:
  Proceeds from sale of subsidiary..........................  $  1,953.3   $      --   $     --
  Stock issued in connection with acquisitions..............  $ 41,446.2   $21,234.5   $3,482.6
  Common stock to be issued in connection with the
    acquisition of UNL......................................  $     90.8   $      --   $     --

          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BUSINESS ACTIVITIES AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BUSINESS ACTIVITIES

     JDS Uniphase Corporation (the "Company" or "JDS Uniphase") is a high technology company that designs, develops, manufactures and distributes fiber optic components, modules and subsystems for the fiber optic communications industry. These products are deployed in advanced optical communications networks for the telecommunications and cable television industries. Incorporated in Delaware in October 1993, the Company is the product of several substantial mergers and acquisitions, including, among others, the combination of Uniphase Corporation and JDS FITEL Inc. to form JDS Uniphase Corporation on June 30, 1999, and the subsequent acquisitions of Optical Coating Laboratory, Inc. ("OCLI") on February 4, 2000, E-TEK Dynamics ("E-TEK") on June 30, 2000 and SDL, Inc. ("SDL") on February 13, 2001.

     In 2001, the Company changed its year-end from a fiscal year ending June 30, to a 52-week year ending on the Saturday closest to June 30. This change had no impact on the Company's results of operations, financial position, or cash flows in 2001.

     Certain amounts in prior year financial statements and notes thereto have been reclassified to conform to current year presentation.

  BASIS OF PRESENTATION

     The consolidated financial statements include JDS Uniphase and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

  CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

  INVESTMENTS

     The Company's investments in marketable equity securities and all debt securities are classified as available-for-sale and are recorded at fair value. Fair value is based upon market prices quoted on the last day of the year. The cost of securities sold is based on the specific identification method. Unrealized gains and losses are reported as a separate component of stockholders' equity. The Company periodically reviews these investments for other-than-temporary declines in fair value and writes down these investments to their fair value when an other-temporary-decline has occurred. The Company generally believes other-than-temporary decline occurs when fair value of the investment is below the carrying value for two full consecutive quarters.

     The Company also has certain other minority investments in nonpublicly traded companies. These investments are included in long-term investments on the Company's balance sheet and are generally carried at cost. The Company monitors these investments for impairment and makes appropriate reductions in carrying values when necessary.

  INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis.

  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. Depreciation is computed by the straight-line method over the following estimated useful lives of the assets: building and improvements, 5 to 45 years; machinery and equipment, 2 to 10 years; furniture, fixtures, software, and office equipment, 2 to 5 years. Leasehold improvements are amortized by the straight-line method over the shorter of the estimated useful lives of the assets or the term of the lease.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     Carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, accrued compensation, and other accrued liabilities, approximate fair value because of their short maturities. The fair values of investments are determined using quoted market prices for those securities or similar financial instruments.

  EQUITY METHOD OF ACCOUNTING

     The Company accounts for investments in joint ventures, limited liability partnerships and other investments in 50 percent or less owned companies over which it has the ability to exercise significant influence using the equity method of accounting. The Company accounts for the increase or decrease of its proportionate share of net book value in equity basis investments from the investees' issuance of stock at a price above or below the net book value per share as a change to additional paid-in capital. Due to the limited availability of timely data, the Company records the adjustments to its equity basis investments in the quarter subsequent to the issued financial statements. The Company periodically reviews these investments for other-than-temporary declines in market value and writes these investments to their fair value when an other-temporary-decline has occurred.

  VALUATION OF LONG LIVED ASSETS

     Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable such as a significant industry downturn, significant decline in the market value of the Company, or significant reductions in projected future cash flows of operating segments. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of impairment charges for long-lived assets and certain identifiable intangible assets including goodwill relating to those assets that management expects to hold and use are based on the fair value of such assets. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

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

     The amortization and write-off of goodwill and purchased intangibles are separately presented as a component of operating expenses on the Consolidated Statement of Operations.

     The Company assesses enterprise level goodwill for recoverability if the market capitalization of the Company is less than its net assets. The Company measures declines in value of enterprise level goodwill that are other than temporary using the market value method. The Company measures the market value at the consolidated company level based on the quoted market price of the Company that is most representative of fair value of the Company's common stock multiplied by the number of common shares outstanding.

  CONCENTRATION OF CREDIT AND OTHER RISKS

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments and trade receivables. The Company places its cash equivalents and short-term investments with high credit-quality financial institutions. The Company invests its excess cash equivalents and short-term investments primarily in money market funds, commercial paper, municipal bonds, and auction rate preferred stock. The Company has established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity. The Company sells primarily to customers involved in the application of laser technology and the manufacture of telecommunications products. The Company performs ongoing credit evaluations of its customers' financial condition and maintains an allowance for uncollectible accounts receivable based upon the expected collectibility of all accounts receivable. The Company is not able to predict changes in the financial stability of its customers. Any material change in the financial status of any one or a group of customers could have a material adverse effect on the Company's results of operations. Although such losses have been within management's expectations to date, there can be no assurance that such reserves will continue to be adequate. The Company does not require collateral from its customers. At June 30, 2001, Alcatel, Nortel, and Ciena accounted for 21 percent, 10 percent, and 10 percent of accounts receivable, respectively.

     The Company depends on a single or limited number of outside contractors and suppliers for raw materials, packages and standard components. The Company generally purchases these single or limited source products through standard purchase orders or one-year supply agreements and has no long-term guaranteed supply agreements with such suppliers. While the Company seeks to maintain a sufficient safety stock of such products and also endeavors to maintain ongoing communications with its suppliers to guard against interruptions or cessation of supply, the Company's business and results of operations could in the future be adversely affected by a stoppage or delay of supply, substitution of more expensive or less reliable products, receipt of defective parts or contaminated materials, an increase in the price of such supplies, or the Company's inability to obtain reduced pricing from its suppliers in response to competitive pressures.

     The Company uses a rolling six-month forecast based on anticipated product orders, product order history and backlog to determine its material requirements. Lead times for the parts and components that the Company orders vary significantly and depend on factors such as the specific supplier, contract terms and demand for a component at a given time. If actual orders do not match our forecasts, as the Company experienced in the second half of 2001, the Company may have excess or short-falls of some materials and components as well as excess inventory purchase commitments. Furthermore, the Company could experience reduced or delayed product shipments or could incur additional inventory write-downs and cancellation charges or penalties, which would increase costs or prevent or delay product shipments and could seriously impact the Company's operating results.

  FOREIGN CURRENCY TRANSLATION AND EXCHANGE CONTRACTS

     The Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended, as of the beginning of 2001. The standards require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The change in a derivative's fair value related to the ineffective portion of a hedge, if any, will be immediately recognized in earnings. The effect of adopting SFAS 133, as amended, did not have a material effect on the Company's financial position or overall trends in results of operations.

     The Company's objectives and strategies for holding and issuing derivatives is to minimize the transaction and translation risks associated with non-functional currency transactions.

     The Company conducts its business in a number of foreign countries and sells its products directly to customers in Australia, Canada, China, France, Germany, Hong Kong, Japan, Netherlands, Taiwan, Singapore and the United Kingdom through its foreign subsidiaries. These sales are often denominated in the local country's currency. Therefore, in the normal course of business, the Company's financial position is routinely subjected to market risk associated with foreign currency rate fluctuations. The Company's policy is to ensure that business exposures to foreign exchange risks are identified, measured and minimized using the most effective and efficient methods to eliminate or reduce such exposures. The Company has entered into a number of foreign currency forward contracts, but has not designated such contracts as hedges for accounting purposes. The foreign currency forward contracts generally expire within 30 to 90 days. The change in fair value of these foreign currency forward contracts is recorded as income
(loss) in the Company's Statement of Operations as a component of interest income, net. The notional amount associated with these foreign currency forward contracts is approximately $59 million and the fair value of such contracts is not material to the Company's financial statements. The Company does not use derivatives for trading purposes.

  REVENUE RECOGNITION

     The Company recognizes revenue at the time of delivery, with provisions established for estimated product returns and allowances. Revenue on the shipment of evaluation units is deferred until customer acceptance. The Company provides for the estimated cost to repair products under warranty at the time of sale.

  COMPREHENSIVE INCOME

     Accumulated other comprehensive income presented in the accompanying consolidated balance sheets consists of the accumulated net unrealized losses on available-for-sale short term investments and foreign currency translation adjustments, net of the related tax effect for all periods presented. The tax effects for unrealized losses on short-term investments included in other comprehensive loss were immaterial. At June 30, 2001, the Company had a balance of unrealized gains on available-for-sale investments of $5.8 million, net of tax. At June 30, 2000, the Company had a balance of unrealized losses on available-for-sale investments of $1.9 million. Additionally, at June 30, 2001 and June 30, 2000, the Company had $30.2 million and $15.3 million, respectively, of foreign currency translation losses. The components of comprehensive loss are as follows (in millions):

                                                             YEARS ENDED JUNE 30,
                                                        ------------------------------
                                                           2001       2000      1999
                                                        ----------   -------   -------
Net loss..............................................  $(56,121.9)  $(904.7)  $(171.1)
Unrealized gains (losses).............................         7.7      (1.8)     (0.2)
Change in foreign currency translation................       (14.9)     (9.7)     (4.1)
                                                        ----------   -------   -------
       Total comprehensive loss.......................  $(56,129.1)  $(916.2)  $(175.4)
                                                        ==========   =======   =======

  LOSS PER SHARE

     As the Company incurred a loss in 2001, 2000 and 1999, the effect of dilutive securities totaling 47.3 million, 64.4 million, and 27.3 million equivalent shares, respectively, have been excluded from the computation as they are antidilutive.

     The following table sets forth the computation of basic and diluted loss per share (in millions, except share data):

                                                             YEARS ENDED JUNE 30,
                                                        ------------------------------
                                                           2001       2000      1999
                                                        ----------   -------   -------
Denominator for basic and dilutive loss per
  share -- weighted average shares....................     1,091.9     710.9     318.2
                                                        ==========   =======   =======
Net loss..............................................  $(56,121.9)  $(904.7)  $(171.1)
                                                        ==========   =======   =======
Basic and dilutive loss per share.....................  $   (51.40)  $ (1.27)  $ (0.54)
                                                        ==========   =======   =======

  STOCK-BASED COMPENSATION

     In accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," as amended by Financial Accounting Standards Board Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation," ("FIN 44") the Company records and amortizes, over the related vesting periods, deferred compensation representing the difference between the price per share of stock issued or the exercise price of stock options granted and the fair value of the Company's common stock at the time of issuance or grant. Stock compensation costs are immediately recognized to the extent the exercise price is below the fair value on the date of grant and no future vesting criteria exist.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory write-downs, depreciation and amortization, sales returns, warranty costs, restructuring costs, deferred taxes and contingencies. Actual results could differ from those estimates and such differences could be material to the financial statements.

  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. In addition, SFAS 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of Statement 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001 (i.e., the acquisition date is July 1, 2001 or after). The Company is currently evaluating the impact of SFAS 141.

     In July 2001, the FASB issued Statements of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company will apply the new accounting rules beginning June 30, 2002. Because of the different transition dates for goodwill and intangible assets acquired on or before June 30, 2001 and those acquired after that date, pre-existing goodwill and intangibles will be amortized during this transition period until adoption of SFAS 142 whereas new goodwill and indefinite lived intangible assets acquired after June 30, 2001 will not. The Company is currently evaluating the impact of SFAS 142.

NOTE 2.  FINANCIAL INSTRUMENTS

  INVESTMENTS

     The Company's available for sale investments consist of the following (in millions):

                                                                    GROSS        GROSS      ESTIMATED
                                                      AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                                        COST        GAINS        LOSSES       VALUE
                                                      ---------   ----------   ----------   ---------
JUNE 30, 2001:
  Floating rate bonds...............................  $   46.8       $ --          $--      $   46.8
  Municipal bonds...................................     568.4        6.8          --          575.2
  Auction instruments...............................      74.3         --          --           74.3
  Money market instruments and funds................     731.7         --          --          731.7
  Corporate bonds...................................      65.6        0.5          --           66.1
  Agency bonds......................................      49.9        0.1          --           50.0
                                                      --------       ----          --       --------
  Total debt investments............................   1,536.7        7.4          --        1,544.1
  Marketable equity investments.....................     236.7        0.3          --          237.0
                                                      --------       ----          --       --------
                                                      $1,773.4       $7.7          $--      $1,781.1
                                                      ========       ====          ==       ========

     Available-for-sale investments included in the consolidated balance sheet at June 30, 2001 is as follows (in millions):

Cash equivalents............................................  $  731.7
Short-term investments......................................   1,049.4
                                                              --------
                                                              $1,781.1
                                                              ========

                                                                    GROSS        GROSS      ESTIMATED
                                                      AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                                        COST        GAINS        LOSSES       VALUE
                                                      ---------   ----------   ----------   ---------
JUNE 30, 2000:
  Floating rate bonds...............................   $128.7         $--         $0.3       $128.4
  Municipal bonds...................................    465.0         --           1.5        463.5
  Auction instruments...............................     69.0         --            --         69.0
  Money market instruments and funds................    163.6         --            --        163.6
                                                       ------         --          ----       ------
  Total debt investments............................    826.3         --           1.8        824.5
  Marketable equity investments.....................     16.9         --            --         16.9
                                                       ------         --          ----       ------
                                                       $843.2         $--         $1.8       $841.4
                                                       ======         ==          ====       ======

     Available-for-sale investments included in the consolidated balance sheet at June 30, 2000 is as follows (in millions):

Cash equivalents............................................   $ 29.2
Short-term investments......................................    795.3
Long-term investments.......................................     16.9
                                                               ------
                                                               $841.4
                                                               ======

     The following is a summary of contractual maturities of the Company's debt investments (in millions):

                                                                          ESTIMATED
                                                              AMORTIZED     FAIR
                                                                COST        VALUE
                                                              ---------   ---------
JUNE 30, 2001:
  Money market instruments and funds........................  $  731.7    $  731.7
  Amounts maturing within one year..........................     407.8       408.8
  Amounts maturing after one year, within five years........     397.2       403.6
                                                              --------    --------
                                                              $1,536.7    $1,544.1
                                                              ========    ========

     During 2001, the Company completed the sale of its Zurich, Switzerland subsidiary to Nortel Networks Corporation ("Nortel") for 65.7 million shares of Nortel common stock valued at $1,953.3 million (see Note 13). The shares of Nortel common stock are classified as available-for-sale securities. The Company sold approximately 41.0 million shares resulting in a realized loss on the sale of available-for-sale securities of $559.1 million. At June 30, 2001, the Company had 24.7 million shares with a fair value of $223.1 million. The Company has recognized a reduction in fair value of $511.8 million associated with the
24.7 million shares held by the Company as of June 30, 2001, as the Company has determined the decline in the fair value of the shares of Nortel common stock to be other-than-temporary. The reduction in fair value has been included in the line item "Reduction in fair value of available-for-sale investments" in its Statement of Operations for 2001. Should the fair value of the shares of Nortel common stock held by or later sold by the Company continue to decline in the near future, the Company may record additional losses related to these shares.

     During 2001, the Company recorded a charge of approximately $10.3 million related to a decline in the market value of another of the Company's available-for-sale investments that was deemed to be other-than-temporary. The reduction in fair value has been included in the line item "Reduction in fair value of available-for-sale investments" in its Statement of Operations for 2001.

     At June 30, 2001 and June 30, 2000, the Company had $104.0 million and $50.6 million, respectively, of non-marketable equity securities accounted for under the cost method. The cost of such investments is included in long-term investments, which are recorded at cost.

  EQUITY METHOD INVESTMENTS

     At June 30, 2001, the Company had the following investments accounted for using the equity method:

     ADVA: On June 30, 2000, the Company acquired E-TEK Dynamics, Inc. ("E-TEK"), which at the time of acquisition had a 31 percent ownership stake in ADVA, a publicly traded German company that develops and manufactures fiber optic components and products. At June 30, 2001, the Company had a 29 percent ownership stake in ADVA. At June 30, 2000, the Company's cost and estimated fair value of its investment in ADVA was $701.1 million. In the process of completing the E-TEK purchase accounting, the Company increased the cost and estimated fair value of its investment in ADVA to $931.5 million during the first quarter of 2001. The difference between the cost of the investment and the underlying equity in the net assets of ADVA is being amortized over a 5-year period. For 2001, the Company recorded $136.2 million in amortization expense related to the difference between the cost of the investment and the underlying equity in the net assets of ADVA. The significant decline in the fair value of ADVA, as of March 31, 2001 and June 30, 2001, which the Company determined was other-than-temporary required, that its carrying value be written down to fair value and the amount of the write-down was included in earnings. As a result, the Company recognized a $744.7 million charge to earnings to write down the basis of its investment in ADVA to $41 million. For 2001, under the equity method, the Company recorded a net loss of $9.5 million as its pro rata share of ADVA's net loss. The Company's share of the net loss of ADVA for the quarter ended June 30, 2001 was $5.0 million, which will be recorded by the Company in the quarter ending September 30, 2001.

     The Photonics Fund, LLP: During 2000 and 2001, the Company contributed $7.6 million for a 40 percent stake in The Photonics Fund, LLP, a California limited liability partnership (the "Partnership"), which emphasizes privately negotiated venture capital equity investments. The Partnership was formed on December 21, 1999 and extends to December 31, 2006, unless extended or terminated as provided for in the Partnership agreement. At June 30, 2001, the carrying value of the Company's equity share in the Partnership was $13.9 million. The market value of the Company's equity share in the Partnership at June 30, 2001 was $14.2 million. The Company's share of the earnings of the Partnership for the quarter ended June 30, 2001 was $0.3 million, which will be recorded by the Company in the quarter ended September 30, 2001.

NOTE 3.  BALANCE SHEET DETAIL

     The components of inventory consist of the following (in millions):

                                                                 JUNE 30,
                                                              ---------------
                                                               2001     2000
                                                              ------   ------
Finished goods..............................................  $ 56.1   $ 39.2
Work in process.............................................    99.2    176.7
Raw materials and purchased parts...........................   132.3    159.5
                                                              ------   ------
                                                              $287.6   $375.4
                                                              ======   ======

     The Company recorded a loss on purchase commitments of $59.8 million and inventory write-down of $510.6 million during the fourth quarter of 2001. These additional charges to cost of sales were due to (i) a sudden and significant decrease in forecasted sales in the fourth quarter of 2001 and were calculated based on inventory levels and purchase commitments in excess of expected demand for each specific product and (ii) product consolidations and discontinuations in connection with the Global Realignment Program (see Note 12).

     The components of property, plant and equipment are as follows (in millions):

                                                                  JUNE 30,
                                                              -----------------
                                                                2001      2000
                                                              --------   ------
Land........................................................  $   36.3   $ 33.2
Building and improvements...................................     167.0    127.4
Machinery and equipment.....................................     683.9    439.8
Furniture, fixtures, software and office equipment..........     207.0     40.5
Leasehold improvements......................................     106.7     28.8
Construction in progress....................................     210.3     84.1
                                                              --------   ------
                                                               1,411.2    753.8
Less: accumulated depreciation..............................    (238.2)   (83.1)
                                                              --------   ------
                                                              $1,173.0   $670.7
                                                              ========   ======

     The Company recorded a write-down of $122.2 million of facilities and equipment during the fourth quarter of 2001 as part of the Company's Global Realignment Program (See Note 12).

     The components of intangible assets are as follows (in millions):

                                                                    JUNE 30,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
Goodwill....................................................  $10,985.6   $21,307.1
Purchased intangibles.......................................    2,353.6     1,945.5
Licenses and other intellectual property....................        4.5         5.6
                                                              ---------   ---------
                                                               13,343.7    23,258.2
Less: accumulated amortization..............................   (6,298.1)     (920.4)
                                                              ---------   ---------
                                                              $ 7,045.6   $22,337.8
                                                              =========   =========

     The Company recorded a reduction of goodwill and other intangible assets of $50.1 billion during 2001 (see Note 12).

     The components of other current liabilities are as follows (in millions):

                                                                 JUNE 30,
                                                              ---------------
                                                               2001     2000
                                                              ------   ------
Acquisition costs...........................................  $  1.8   $135.4
Warranty reserve............................................    49.7     11.3
Legal accrual...............................................    28.7      1.5
Deferred revenue............................................    34.3      5.4
Loss on purchase commitments................................    52.8       --
Other.......................................................   158.8     91.0
                                                              ------   ------
                                                              $326.1   $244.6
                                                              ======   ======

     The loss on purchase commitments is related to commitments to purchase excess inventory.

     Acquisition costs at June 30, 2000 consisted primarily of $92.0 million of estimated direct transaction costs associated with the acquisition of E-TEK, approximately $34.7 million in costs incurred by E-TEK in connection with the acquisition and $8.7 million of direct transaction costs associated with other acquisitions in 2000.

NOTE 4.  LINES OF CREDIT AND LONG-TERM DEBT

     The Company had two Standby Letter of Credit facilities totaling approximately U.S. $11.0 million. The Company also has an unsecured operating bank line of credit for U.S. $25.0 million. Advances under the line of credit bear interest at the Canadian Prime Rate of plus a spread of fifty basis points. As of June 30, 2001, the rate was 6.25 percent and the Company had no outstanding borrowings under this facility. The following table summarized the debt obligations (in millions):

                                                              JUNE 30,   JUNE 30,
                                                                2001       2000
                                                              --------   --------
Secured term loan, interest at 7.85% per annum. Monthly
  principal and interest payments are $0.1 million with
  final payment on December 1, 2001. .......................   $ 7.1      $ 7.3
Secured term loan, interest at 6.38% per annum. Monthly
  principal and interest are $0.2 million with final payment
  on January 1, 2002. ......................................     1.7        4.4
Secured term loan, interest 1.33% to 1.35% per annum.
  Interest is payable monthly. Principal is payable March
  15, 2002. ................................................      --        6.5
Secured term loan, interest at 6.46% per annum. Monthly
  principal and interest payments are $0.1 million with
  final payment on September 1, 2002. ......................     1.9        3.2
Secured term loan, interest at 7.73% per annum. Monthly
  principal and interest payments are $0.3 million with
  final payment on January 1, 2003. ........................     5.6        8.7
Secured term loan, interest at 6.89% per annum. Monthly
  principal and interest are $0.2 million with final payment
  on April 15, 2002.........................................     2.0        4.4
Secured term loan, interest at 8.46% per annum. Monthly
  principal and interest are $0.2 million with final payment
  on April 15, 2003. .......................................     4.8        7.1
Secured term loan, interest at 8.01% per annum. Monthly
  principal and interest are $0.3 million with final payment
  on April 15, 2003. .......................................     6.4        9.5
Secured bond, interest rate is variable and based on Tax
  Exempt Note Rate plus 0.625% and is reset weekly. The
  interest rate at June 30, 2001 was 4.8%. Interest is
  payable quarterly. Principal is payable August 1,
  2016. ....................................................     5.0        5.0
                                                               -----      -----
Total.......................................................    34.5       56.1
  Less current maturities, included in other current
     liabilities............................................    21.7       15.1
                                                               -----      -----
     Total long-term debt, net of current maturities........   $12.8      $41.0
                                                               =====      =====

     Annual debt maturities are as follows (in millions):

Year 2002...................................................   $21.7
Year 2003...................................................     7.8
Year 2004...................................................      --
Year 2005...................................................      --
Thereafter..................................................     5.0
                                                               -----
                                                               $34.5
                                                               =====

NOTE 5.  INCOME TAXES

     The expense (benefit) for income taxes consists of the following (in millions):

                                                               YEARS ENDED JUNE 30,
                                                              -----------------------
                                                               2001     2000    1999
                                                              -------   -----   -----
Federal:
  Current...................................................  $ (86.4)  $34.0   $15.4
  Deferred..................................................   (226.6)  (17.5)   (3.0)
                                                              -------   -----   -----
                                                               (313.0)   16.5    12.4
State:
  Current...................................................     23.0     5.0     1.4
  Deferred..................................................    (32.4)   (2.3)   (0.2)
                                                              -------   -----   -----
                                                                 (9.4)    2.7     1.2
Foreign:
  Current...................................................     80.9   115.9     9.8
  Deferred..................................................   (130.4)  (60.2)   (1.9)
                                                              -------   -----   -----
                                                                (49.5)   55.7     7.9
                                                              -------   -----   -----
  Income tax expense (benefit)..............................  $(371.9)  $74.9   $21.5
                                                              =======   =====   =====

     The tax benefit associated with exercises of stock options reduced taxes currently payable by $142.7 million, $47.7 million and $11.4 million for the fiscal years ended June 30, 2001, 2000 and 1999, respectively.

     Income (loss) before income taxes consisted of the following (in millions):

                                                             YEARS ENDED JUNE 30,
                                                        ------------------------------
                                                           2001       2000      1999
                                                        ----------   -------   -------
Domestic..............................................  $(56,544.0)  $(452.5)  $  29.3
Foreign...............................................        50.2    (377.3)   (178.9)
                                                        ----------   -------   -------
                                                        $(56,493.8)  $(829.8)  $(149.6)
                                                        ==========   =======   =======

     A reconciliation of the income tax expense (benefit) at the federal statutory rate to the income tax provision (benefit) at the effective tax rate is as follows (in millions):

                                                             YEARS ENDED JUNE 30,
                                                         -----------------------------
                                                            2001       2000      1999
                                                         ----------   -------   ------
Income tax expense (benefit) computed at federal
  statutory rate.......................................  $(19,772.9)  $(290.4)  $(52.4)
State taxes, net of federal benefit....................        (6.1)      1.8      0.8
Non-deductible acquired in-process research &
  development..........................................       137.6     126.2     82.1
Reduction of goodwill..................................    17,515.3        --       --
Non-deductible amortization............................     1,688.7     208.4       --
Non-deductible merger expenses incurred in pooling of
  interests transaction................................          --        --      2.3
Income tax expense (benefit) from net earnings of
  foreign subsidiary considered to be permanently
  invested in non-U.S. operations......................        10.1      (5.5)    (4.6)
Valuation allowance....................................        51.2      42.0     (0.4)
Tax exempt income......................................       (10.6)     (7.1)    (1.2)
Gain on sale of foreign subsidiary.....................        10.9        --       --
Other..................................................         3.9      (0.5)    (5.1)
                                                         ----------   -------   ------
Income tax expense (benefit)...........................  $   (371.9)  $  74.9   $ 21.5
                                                         ==========   =======   ======

     On February 13, 2001, the Company completed the sale of its Zurich, Switzerland subsidiary to Nortel and realized a gain of $1,770.2 million. As a result of the sale, the Company provided for $10.1 million of U.S. income taxes in connection with foreign earnings of this subsidiary that had previously been considered to be permanently invested offshore.

     The components of deferred taxes consist of the following (in millions):

                                                                   JUNE 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Deferred tax assets:
  Tax credit carryforwards..................................  $   25.1   $    8.4
  Net operating loss carryforwards..........................     851.3      356.7
  Inventory.................................................     214.1       24.6
  Additional tax basis of intangibles.......................      87.3        4.9
  Accruals and reserves.....................................     153.5       35.2
  Other.....................................................      17.1        9.2
  Acquisition related items.................................     794.1      841.5
                                                              --------   --------
       Total deferred tax assets............................   2,142.5    1,280.5
  Valuation allowance.......................................    (996.0)    (575.4)
                                                              --------   --------
       Net deferred tax assets..............................   1,146.5      705.1
Deferred tax liabilities:
  Acquisition related items.................................    (669.6)    (899.0)
  Investment holdings.......................................     (61.7)        --
  Other.....................................................      (4.1)      (3.1)
                                                              --------   --------
       Total deferred tax liabilities.......................    (735.4)    (902.1)
                                                              --------   --------
       Total net deferred tax assets (liabilities)..........  $  411.1   $ (197.0)
                                                              ========   ========

     The valuation allowance increased by approximately $420.6 million, $564.5 million, and $1.7 million in 2001, 2000 and 1999, respectively. The valuation allowance for deferred tax assets reduces the net deferred tax assets to $411.1 million, an amount the Company believes is more likely than not realizable. Approximately $81 million of the net deferred tax assets are supported by foreign recoverable income taxes. Realization of the remaining $330.1 million of net deferred tax assets is based on the Company's projections of future domestic taxable income. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if the estimate of future domestic taxable income is reduced.

     Approximately $663.0 million of the valuation allowance at June 30, 2001 is attributable to stock option deductions, the benefit of which will be credited to paid-in-capital when realized. Approximately $192.6 million of the valuation allowance at June 30, 2001 is attributable to deferred tax assets that when realized, will first reduce unamortized goodwill, other intangible assets of acquired subsidiaries, and then income tax expense.

     At June 30, 2001, the Company had federal and state net operating loss carryforwards of approximately $2,296.9 million and $945.3 million, respectively, and federal and state research and development credit carryforwards of approximately $18.1 million and $12.1 million, respectively. The net operating loss and credit carryforwards will expire at various dates beginning in 2002, if not utilized.

NOTE 6.  LEASE COMMITMENTS

     The Company leases certain of its facilities and certain equipment under operating leases. The operating facilities leases contain renewal options. Certain of the Company's facility leases provide for periodic rent increases based on general rate of inflation.

     As part of certain lease transactions, the Company has an option to purchase the property (land or ground lease interest) and improvements for $37.9 million or, at the end of the lease, to arrange for the sale of the property to a third party with the Company retaining an obligation to the owner for the difference between the sales price and the guaranteed residual value of $32.2 million if the sales price is less than this amount, subject to certain provisions of the lease. Additionally, the Company restricted $37.9 million of its investment securities as collateral for specified obligations of the lessors under the leases. These investment securities are restricted as to withdrawal and are managed by a third party subject to certain limitations under the Company's investment policy. In addition, the Company must maintain a minimum consolidated tangible net worth, as defined, of $500.0 million.

     In connection with the Company's Global Realignment Program, the Company incurred a charge of $63.0 million for exiting and terminating lease facilities included in the below table.

     The future minimum rental payments as of June 30, 2001, under operating leases are as follows (in millions):

                                                               OPERATING
YEAR ENDING JUNE 30,                                            LEASES
--------------------                                           ---------
2002........................................................    $ 49.6
2003........................................................      42.4
2004........................................................      40.0
2005........................................................      37.6
2006........................................................      31.3
Thereafter..................................................      85.9
                                                                ------
       Total minimum lease payments.........................    $286.8
                                                                ======

     Rental expense for operating leases for the years ended June 30, 2001, 2000 and 1999 amounted to approximately $32.4 million, $9.3 million, and $5.0 million, respectively.

NOTE 7.  RELATED PARTY TRANSACTIONS

     On June 30, 1999, Furukawa Electric Co., LTD. ("Furukawa") and its subsidiaries, in conjunction with the Company's acquisition of JDS FITEL, acquired 24 percent of the Company's outstanding common stock and exchangeable shares. At June 30, 2001, Furukawa owned approximately 10 percent of the Company's outstanding common stock and exchangeable shares.

     During 2001 and 2000, the Company entered into transactions with Furukawa in the normal course of business. Transactions with Furukawa for 2001 and 2000 are as follows (in millions):

                                                              JUNE 30,   JUNE 30,
                                                                2001       2000
                                                              --------   --------
Sales.......................................................    $3.2      $ 0.9
Purchases...................................................      --       13.1
Accounts receivable.........................................     1.8        0.6
Accounts payable............................................    $ --      $10.2

     Two members of the Company's Board of Directors were Vice Presidents at Cisco Systems, Inc ("Cisco") during portions of 2001. Transactions with Cisco for 2001 are as follows (in millions):

                                                               JUNE 30,
                                                                 2001
                                                               --------
Sales.......................................................    $147.5
Accounts receivable.........................................    $ 10.6

NOTE 8.  EMPLOYEE BENEFIT PLAN

     The Company has an employee 401(k) salary deferral plan, covering all domestic employees. Employees may make contributions by withholding a percentage of their salary up to the IRS annual limit ($10,500 for 2001). For the first six months of the 2001, Company contributions consist of $0.25 per dollar contributed by the employees with at least six months of service. Effective January 1, 2001, the Company adopted a safe harbor company match which provides a 100 percent match on the first 3 percent of compensation and 50 percent of each participant's salary deferrals in excess of 3 percent of compensation up to a maximum of 5 percent of compensation, subject to a maximum match contribution of $3,400 for those employees the IRS considers Highly Compensated Employees (for 2001, earning $85,000 or more). Company contributions were approximately $3.2 million, $2.5 million, and $0.6 million for the years ended June 30, 2001, 2000 and 1999, respectively.

     Pursuant to the Company's acquisition of OCLI, E-TEK, and SDL, the Company assumed responsibility of the OCLI, E-TEK, and SDL 401(k) Savings Plans and the employees of OCLI, E-TEK and SDL continued their 401(k) participation with their respective plans. The OCLI, E-TEK, and SDL plans were converted to the Company's plan in June 2001. The following is a description of the OCLI, E-TEK, and SDL plans:

     OCLI has a 401(k) pre-tax voluntary retirement savings plan for its U.S. employees. The Company matches 100 percent of the first 3 percent of deferred salary and 50 percent for the next 3 percent of deferred salary. Eligible employees can defer up to 15 percent of their salary, up to the IRS annual limit. Contributions to the 401(k) plan are immediately vested. Company matching contributions to the 401(k) plan are funded in cash.

     E-TEK sponsors a 401(k) Savings Plan ("E-TEK Plan"). All E-TEK employees are eligible to participate in the E-TEK Plan following certain minimum eligibility requirements. Under the E-TEK Plan, employees may elect to contribute up to 20 percent of their compensation to the E-TEK Plan, subject to annual limitations. Matching contributions from E-TEK are 50 cents on the dollar, to a maximum of $1,000 per year. E-TEK contributions are vested over four years. Employee contributions are immediately vested.

     SDL sponsors a Profit Sharing and Saving Plus Plan ("SDL Plan"). The SDL Plan covers substantially all U.S. full-time employees and is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code. Under the SDL Plan, participants may defer up to 20 percent of their pre-tax earnings (up to the Internal Revenue Service limit). SDL matches 50 percent of employee contributions up to a maximum of 5 percent of the participant's pre-tax earnings. The participants' as well as the Company's matching contributions are fully vested.

NOTE 9.  STOCKHOLDERS' EQUITY

  PREFERRED STOCK

     In connection with the acquisition of UNL, the Company issued 100,000 shares of non-voting, non-cumulative Series A Preferred Stock to Philips having a par value of $0.001 per share. The Series A Preferred Stock is convertible into additional shares of common stock based on an agreed upon formula for annual and cumulative shipments of certain products during the four-year period ending June 30, 2002. The number of shares of common stock to be issued upon conversion of this preferred stock is tied to unit shipments of certain products by UNL during the four-year period ending June 30, 2002 and the Company's stock price at the date the contingency attributable to the unit shipments is removed. During the fourth quarter of 2001, UNL achieved cumulative shipments of certain products that will require the Company to issue at least $90.8 million of the Company's common stock to the former shareholder of UNL. The number of common shares to be issued is based on the stock price at the end of the earn-out period. The Preferred Stock is also convertible into common stock upon the occurrence of a Redemption Event, as defined in the Series A Preferred Stock Agreement. All redemption events are solely within the control of the Company.

     In June 1998, the Company adopted a Stockholder Rights Agreement, as amended (the "Company Rights Agreement") and declared a dividend distribution of one right (a "Right") per share of common stock for stockholders of record as of July 6, 1998. As adjusted for stock splits and dividends by the Company, each outstanding share of the Company's common stock currently includes one-eighth of a Right. Each Right entitles stockholders to purchase 1/1000 share of the Company's Series B Preferred Stock at an exercise price of $3,600. The Rights only become exercisable in certain limited circumstances following the tenth day after a person or group announces acquisitions of or tender offers for 15 percent or more of the Company's common stock. For a limited period of time following the announcement of any such acquisition or offer, the Rights are redeemable by the Company at a price of $0.01 per Right. If the Rights are not redeemed, each Right will then entitle the holder to purchase common stock having the value of twice the then-current exercise price. For a limited period of time after the exercisability of the Rights, each Right, at the discretion of the Board, may be exchanged for either 1/1000 share of the Company's Series B Preferred Stock or one share of common stock per Right. The Rights expire on June 22, 2008.

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

  STOCK OPTION PLANS

     As of June 30, 2001 JDS Uniphase had reserved approximately 50,431,000 of common stock for future issuance to employees and directors under its Restated 1993 Flexible Stock Incentive Plan (the "1993 Option Plan"), the 1996 Non-qualified Stock Option Plan ("the 1996 Option Plan"), and the other various plans the Company assumed as a result of acquisitions. The Board of Directors has the authority to determine the type of option and the number of shares subject to option. The exercise price is generally equal to fair value of the underlying stock at the date of grant. Options generally become exercisable over a four-year period and, if not exercised, expire from five to ten years from the date of grant.

     The following table summarizes option activity through June 30, 2001:

                                                               OPTIONS OUTSTANDING
                                                              ---------------------   WEIGHTED
                                                               SHARES                 AVERAGE
                                                              AVAILABLE    NUMBER     EXERCISE
                                                              FOR GRANT   OF SHARES    PRICE
                                                              ---------   ---------   --------
                                                              (IN THOUSANDS, EXCEPT PRICE PER
                                                                           SHARE)
Balance at June 30, 1998....................................    15,828      53,316     $ 2.37
  Increase in authorized shares.............................    27,888          --         --
  Plans assumed related to acquisitions.....................    29,700          --         --
  Options converted related to acquisitions.................   (29,700)     29,700      10.88
  Granted...................................................   (20,012)     20,012       9.24
  Canceled..................................................     2,312      (2,312)      4.53
  Exercised.................................................        --     (11,836)      1.37
  Expired...................................................       (24)         --         --
                                                               -------     -------     ------
Balance at June 30, 1999....................................    25,992      88,880       5.83
  Increase in authorized shares.............................    66,989          --         --
  Plans assumed related to acquisitions.....................    31,015          --         --
  Options converted related to acquisitions.................   (31,015)     31,015      30.62
  Granted...................................................   (60,350)     60,350      40.91
  Canceled..................................................     3,011      (3,011)     14.85
  Exercised.................................................        --     (35,791)      3.00
  Expired...................................................      (321)        (35)      5.15
                                                               -------     -------     ------
Balance at June 30, 2000....................................    35,321     141,408      26.62
  Increase in authorized shares.............................    50,914          --         --
  Plans assumed related to acquisitions.....................    43,506          --         --
  Options converted related to acquisitions.................   (43,506)     43,506      32.35
  Granted...................................................   (46,789)     46,789      36.17
  Canceled..................................................     9,230     (16,942)     45.22
  Exercised.................................................        --     (41,576)      9.03
  Expired...................................................     1,755      (1,647)     51.61
                                                               -------     -------     ------
Balance at June 30, 2001....................................    50,431     171,538     $33.02
                                                               =======     =======     ======

     The following table summarizes information about options outstanding at June 30, 2001 (shares in thousands):

                            OPTIONS OUTSTANDING
                    ------------------------------------
                                   WEIGHTED                 OPTIONS EXERCISABLE
                                    AVERAGE                ----------------------
                                   REMAINING    WEIGHTED                 WEIGHTED
AVERAGE RANGE OF                  CONTRACTUAL   AVERAGE                  AVERAGE
 EXERCISE PRICES      NUMBER         LIFE       EXERCISE     NUMBER      EXERCISE
(150% INCREMENTS)   OUTSTANDING   (IN YEARS)     PRICE     EXERCISABLE    PRICE
-----------------   -----------   -----------   --------   -----------   --------
$    0.00-$  0.01         125         8.1       $  0.01          42      $  0.01
     0.02-   0.02         851         1.2          0.02         831         0.02
     0.04-   0.05         631         9.3          0.04          27         0.04
     0.10-   0.10          32         1.0          0.10          32         0.10
     0.23-   0.34         299         3.0          0.31         299         0.31
     0.35-   0.43         133         3.7          0.38         133         0.38
     0.57-   0.82       2,107         4.3          0.72       1,796         0.71
     0.86-   1.28       3,891         5.7          1.01       3,213         1.00
     1.30-   1.91       5,464         5.4          1.55       4,472         1.57
     1.97-   2.96         986         3.9          2.59         848         2.57
     3.13-   4.65       9,487         4.6          4.12       6,931         4.12
     4.72-   7.05      13,360         6.1          6.55       7,436         6.48
     7.19-  10.77       2,950         6.2          9.57         989         9.52
    10.81-  15.97      27,893         7.6         14.47         888        14.90
    16.23-  24.21      45,909         6.1         19.99      14,294        20.30
    24.52-  36.41       9,140         7.8         29.55       2,518        29.19
    38.50-  57.50      11,379         7.5         51.18       3,072        52.49
    58.52-  87.63      19,416         8.6         70.01       1,691        70.80
    88.00- 131.81      17,235         7.3        111.64       3,275       114.87
   132.31- 146.53         250         6.7        139.86          77       139.91
-----------------     -------         ---       -------      ------      -------
$    0.00-$146.53     171,538         6.8       $ 33.02      52,864      $ 21.66
                      =======                                ======

  EMPLOYEE STOCK PURCHASE PLANS

     The JDS Uniphase 1998 Employee Stock Purchase Plan (the "98 Purchase Plan") was adopted in June 1998. The Company has reserved 20,000,000 shares of common stock for issuance under the 98 Purchase Plan and has 18,087,940 shares remaining. The 98 Purchase Plan, effective August 1, 1998, provides eligible employees with the opportunity to acquire an ownership interest in JDS Uniphase through participation in a program of periodic payroll deductions applied at specific intervals to the purchase of common stock. The Purchase Plan is structured as a qualified employee stock purchase plan under Section 423 of the amended Internal Revenue Code of 1986. However, the Purchase Plan is not intended to be a qualified pension, profit sharing or stock bonus plan under
Section 401(a) of the 1986 Code and is not subject to the provisions of the Employee Retirement Income Security Act of 1974. The Purchase Plan will terminate upon the earlier of August 1, 2008 or the date on which all shares available for issuance under the Purchase Plan have been sold.

     The JDS Uniphase Corporation 1999 Canadian Employee Stock Purchase Plan (the "Canadian Plan") was adopted in November 1999. The Company has reserved 1,000,000 shares of common stock for issuance under the Canadian Plan and has 674,730 shares remaining. The Canadian Plan has similar provisions to the Company's existing plans.

     Pursuant to the Company's acquisition of OCLI, E-TEK and SDL, the Company continued the OCLI, E-TEK and SDL Employee Stock Purchase Plans, which have similar provisions to the Company's existing plans. The plans will continue through December 31, 2000, April 30, 2002 and October 10, 2002 for OCLI, E-TEK, and SDL, respectively.

  STOCK BASED COMPENSATION

     The Company has elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees," as amended by FIN No. 44, "Accounting for Certain Transactions Involving Stock Compensation," in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Company's financial statements.

     In connection with certain of the Company's acquisitions, outstanding stock options held by employees of acquired companies became exercisable, according to their terms, for the Company's common stock effective at the acquisition date. These options did not reduce the shares available for grant under any of the Company's other option plans. For acquisitions accounted for as purchases, the fair value of these options was included as part of the purchase price. As of July 1, 2000, the Company began recording deferred compensation related to unvested options held by employees of companies acquired in a purchase acquisition, in accordance with FIN No. 44. Deferred stock-based compensation expense related to acquisitions was $52.6 million in 2001. The deferred expense calculation and future amortization is based on the graded vesting schedule of the awards.

     In connection with the termination of a former executive, the Company extended the exercise period for options to purchase 1,216,010 shares of common stock at exercise prices ranging from $2.60 to $105.59. The Company determined the compensation expense for these stock options based on the stock price on the date of modification. As a result, the Company recorded compensation expense associated with these stock options of $11.1 million.

     Pro forma information regarding net loss and loss per share is required by SFAS No. 123. This information is required to be determined as if the Company had accounted for its employee stock options (including shares issued under the Employee Stock Purchase Plan, collectively called "options") granted subsequent to June 30, 1995 under the fair value method of that statement. The fair value of options granted in 2001, 2000, and 1999 reported below has been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                                          EMPLOYEE STOCK        EMPLOYEE STOCK
                                                             OPTIONS         PURCHASE PLAN SHARES
                                                        ------------------   ---------------------
                                                        2001   2000   1999   2001    2000    1999
                                                        ----   ----   ----   -----   -----   -----
Expected life (in years)..............................  5.00   5.50   6.10   0.50    0.60    0.50
Volatility............................................  0.78   0.70   0.67   0.78    0.70    0.68
Risk-free interest rate...............................  5.00%  6.00%  5.60%  5.70%   5.00%   5.60%
Dividend yield........................................  0.00%  0.00%  0.00%  0.00%   0.00%   0.00%

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. A total of approximately 90,295,000 and 91,365,000 options, including options assumed through acquisitions, were granted during 2001 and during 2000, respectively, with exercise prices equal to the market price of the stock on the grant date. The weighted-average exercise price and weighted-average fair value of these options in 2001 were $34.34 and $26.81, respectively. The weighted-average exercise price and weighted-average fair value of these options in 2000 were $40.94 and $27.92, respectively. The weighted-average exercise price and weighted-average fair value of stock options granted during 1999 was $10.22 and $3.05 per share, respectively. The weighted average fair value of shares granted under the Employee Stock Purchase Plan during 2001, 2000, and 1999 was $21.92, $7.93, $1.56, respectively.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in millions, except per share data):

                                                            YEARS ENDED JUNE 30,
                                                      --------------------------------
                                                         2001        2000       1999
                                                      ----------   ---------   -------
Pro forma net loss..................................  $(56,557.9)  $(1,110.5)  $(228.7)
Pro forma loss per share............................  $   (51.80)  $   (1.56)  $ (0.72)

NOTE 10.  MERGERS AND ACQUISITIONS

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

     The total purchase cost of the SDL merger is as follows (in millions):

Value of securities issued..................................  $37,091.9
Assumption of SDL options...................................    4,056.4
Cash consideration..........................................        0.2
                                                              ---------
  Total consideration.......................................   41,148.5
Estimated transaction costs.................................       44.6
                                                              ---------
  Total purchase cost.......................................  $41,193.1
                                                              =========

     The purchase price allocation is as follows (in millions):

Tangible net assets.........................................  $   617.4
  Intangible assets acquired:
     Existing technology....................................      455.4
     Core technology........................................      214.2
     Trademarks and tradename...............................       46.0
     Assembled workforce....................................       47.7
Deferred compensation.......................................      203.7
Goodwill....................................................   39,228.0
In-process research and development.........................      380.7
                                                              ---------
Total purchase price:.......................................  $41,193.1
                                                              =========

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

     The estimates used in valuing IPR&D were based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Accordingly, actual results may vary from the projected results. Any such variance may result in a material adverse effect on SDL's financial condition and results of operations. The acquired existing technology, was comprised of products that are already technologically feasible, includes products in most of SDL's product lines. The Company is amortizing the acquired existing technology of approximately $455.4 million on a straight-line basis over an average estimated remaining useful life of five years. The acquired core technology represents SDL trade secrets and patents developed through years of experience in design, package and manufacture of laser components and modules for fiber optic telecommunication networks. SDL's products are designed for long-haul applications, as well as emerging short-haul applications, such as metropolitan area networks. This proprietary know-how can be leveraged by the Company to develop new and improved products and manufacturing processes. The Company is amortizing the acquired core technology of approximately $214.2 million on a straight-line basis over an average estimated remaining useful life of five years.

     The trademarks and tradenames include the SDL trademark and tradename. The Company is amortizing the trademarks and trade names of approximately $46.0 million on a straight-line basis over an estimated remaining useful life of five years.

     The acquired assembled workforce was comprised of over 1,660 skilled employees across SDL's Executive, Research and Development, Manufacturing, Supervisor/Manager, and Sales and Marketing groups. The Company is amortizing the value assigned to the assembled workforce of approximately $47.7 million on a straight-line basis over an estimated remaining useful life of four years.

     Goodwill, which represents the excess of the purchase price of an investment in an acquired business over the fair value of the underlying net identifiable assets, is being amortized on a straight-line basis over its estimated remaining useful life of five years.

  OPA

     In January 2001, the Company acquired Optical Process Automation Corp. ("OPA") of Melbourne, Florida. OPA also has operations in Asheville, North Carolina. OPA designs and manufactures automated and semi-automated systems for the manufacture of fiber optic components and modules. The transaction was accounted for as a purchase and accordingly, the accompanying financial statements include the results of operations of OPA subsequent to the acquisition date. The total purchase price of $168.5 million included consideration of 2.4 million shares of the Company's common stock valued at $131.8 million, the issuance of options to purchase an additional 0.7 million shares of JDS Uniphase common stock valued at $36.5 million in exchange for OPA options and direct transaction costs of $0.2 million. The purchase price allocation included net tangible deficit of $4.6 million, acquired IPR&D of $3.0 million, purchased intangibles of $15.5 million, $30.1 million related to deferred compensation on unvested options and goodwill of $124.5 million. The purchased intangibles and goodwill are being amortized over a period of two to seven years. Subject to the completion of certain milestones, the purchase agreement also provides for the issuance of additional shares of JDS Uniphase common stock, estimated to be approximately $29.9 million, with the final milestone payment scheduled to be paid on or prior to January 31, 2004.

  IRIDIAN SPECTRAL TECHNOLOGIES LIMITED

     In October 2000, the Company acquired the remaining 80.1 percent interest in Iridian Spectral Technologies Limited ("Iridian") of Ottawa, Canada. Iridian is a supplier of custom designed thin film filters. The transaction was accounted for as a purchase and accordingly, the accompanying financial statements include the results of operations of Iridian subsequent to the acquisition date. The total purchase price of $39.4 million included consideration of 0.4 million exchangeable shares of the Company's subsidiary, JDS Uniphase Canada Ltd. valued at $34.6 million, $4.7 million in cash and direct transaction costs of $0.1 million.

The purchase price allocation included net tangible assets of $2.3 million, acquired IPR&D of $0.6 million, purchased intangibles of $1.3 million, and goodwill of $35.2 million. The purchased intangibles and goodwill are being amortized over a period of five years.

  EPION CORPORATION

     In September 2000, the Company acquired Epion Corporation ("Epion") of Billerica, Massachusetts. Epion is a developer of gas cluster ion beam ("GCIB") technology and a manufacturer of pulsed laser deposition ("PLD") equipment. The transaction was accounted for as a purchase and accordingly, the accompanying financial statements include the results of operations of Epion subsequent to the acquisition date. The initial purchase price of $95.3 million included consideration of 0.8 million shares of JDS Uniphase common stock valued at $86.8 million, the issuance of options to purchase an additional 91,862 shares of JDS Uniphase common stock valued at $8.2 million in exchange for Epion options and direct transaction costs of $0.3 million. The purchase price allocation included net tangible assets of $11.0 million, acquired IPR&D of $8.9 million, purchased intangibles of $10.9 million, $3.7 million related to deferred compensation on unvested options and goodwill of $60.8 million. The purchased intangibles and goodwill are being amortized over a period of three to five years. Subject to the completion of certain milestones, the merger agreement also provides for the issuance of additional shares of common stock, estimated to be approximately $150.0 million, with the final milestone payment scheduled to be paid on or prior to January 31, 2003. During the second and third quarters of 2001, Epion reached three milestones that resulted in the Company issuing 1.4 million shares of JDS Uniphase common stock valued at $98.7 million (including $9.5 million related to deferred compensation on unvested options).

  E-TEK DYNAMICS, INC.

     On June 30, 2000, the Company completed the acquisition of E-TEK, a designer and manufacturer of high quality components and modules for fiber optic systems. The transaction was accounted for as a purchase and accordingly, the accompanying statements of operations include the results of E-TEK subsequent to the acquisition date. The merger agreement provided for the exchange of 2.2 shares of the Company's common stock for each common share and outstanding option of E-TEK. The total purchase price of $17,506.4 million included consideration of 150.1 million shares of the Company's common stock, which includes 0.8 million exchangeable shares of its subsidiary, JDS Uniphase Canada, Ltd., each of which is exchangeable for one share of its common stock, the issuance of options to purchase 23.2 million shares valued at $2,005.2 million in exchange for E-TEK options, the issuance of 0.5 million common shares valued at $45.5 million in exchange for E-TEK shares to be issued under E-TEK's employee stock purchase plan, $53.9 million of cash, and estimated direct transaction costs of $32.3 million.

     The total purchase cost of E-TEK is as follows (in millions):

Value of securities issued..................................  $15,369.3
Assumption of options.......................................    2,005.4
Cash consideration..........................................       53.9
Assumption of employee stock purchase plan..................       45.5
                                                              ---------
  Total consideration.......................................   17,474.1
Direct transactions costs and expenses......................       32.3
                                                              ---------
  Total purchase cost.......................................  $17,506.4
                                                              =========

     The purchase price allocation is as follows (in millions):

Tangible net assets acquired................................  $   395.0
Marketable equity investments...............................      950.0
Intangible assets acquired:
  Developed technology:
     Existing technology....................................      248.7
     Core technology........................................      168.5
  Trademark and tradename...................................       60.4
  Assembled workforce.......................................       10.7
In-process research and development.........................      250.6
Goodwill....................................................   15,422.5
                                                              ---------
Total purchase price allocation.............................  $17,506.4
                                                              =========

     Tangible net assets acquired included cash, accounts receivable, inventories and fixed assets (including an adjustment to write-up inventory of E-TEK to fair value by $48.6 million). Liabilities assumed principally included accounts payable, accrued compensation and accrued expenses. Goodwill and intangible assets acquired are each being amortized on a straight-line basis over estimated useful lives ranging from three to five years.

     A portion of the purchase price has been allocated to write-up the equity investments of E-TEK to a fair value of $950.0 million. The fair value includes a $932 million increase to E-TEK's investment of ADVA, which is accounted for under the equity method of accounting. The increase represents the fair value of the Company's investment, over the net assets of ADVA, and is being amortized on a straight-line basis over the estimated life of 5 years.

     A portion of the purchase price has been allocated to developed technology and IPR&D. Developed technology and IPR&D were identified and valued through extensive interviews, analysis of data provided by E-TEK concerning developmental products, their stage of development, the time and resources needed to complete them, and, if applicable, their expected income generating ability, target markets and associated risks. The Income Approach, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the developed technology and IPR&D.

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

     In valuing the IPR&D, the Company considered, among other factors, the importance of each project to the overall development plan, projected incremental cash flows from the projects when completed and any associated risks. The projected incremental cash flows were discounted back to their present value using discount rates ranging from 12 percent to 20 percent. Discount rates were determined after consideration of E-TEK's weighted average cost of capital and the weighted average return on assets. Associated risks include the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility, anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets.

     The acquired existing technology, which was comprised of products that are already technologically feasible, includes products in most of E-TEK's product line. These include wavelength division multiplexing ("WDM") components and modules, isolators, couplers, and micro-optic integrated components. The Company is amortizing the acquired existing technology of approximately $248.7 million on a straight-line basis over an average estimated remaining useful life of 3 years.

     The acquired core technology represented E-TEK trade secrets and patents developed through years of experience in design, package, and manufacture of passive components for fiber optic telecommunication networks. E-TEK's products are designed for established terrestrial and submarine long-haul applications, as well as emerging short-haul applications, such as metropolitan area networks. This proprietary know-how can be leveraged by E-TEK to develop new and improved products and manufacturing processes. The Company is amortizing the acquired core technology of approximately $168.5 million on a straight-line basis over an average estimated remaining useful life of 5 years.

     The trademarks and tradenames include the E-TEK trademark and tradename as well as all branded E-TEK products, such as E-TEK(TM), Unifuse(TM), Kaifa(TM) and TIGRA(TM). The Company is amortizing the trademark and tradenames of approximately $60.4 million on a straight-line basis over an estimated remaining useful life of 5 years.

     The acquired assembled workforce was comprised of over 3,300 skilled employees across E-TEK's Executive, Research and Development, Manufacturing, Supervisor/Manager, and Sales and Marketing groups. The Company expects to amortize the value assigned to the assembled workforce of approximately $10.7 million on a straight-line basis over an estimated remaining useful life of 3 to 5 years.

     Goodwill, which represents the excess of the purchase price of an investment in an acquired business over the fair value of the underlying net identifiable assets, is being amortized on a straight-line basis over its estimated remaining useful life of 5 years.

  FUJIAN CASIX LASER, INC.

     On April 29, 2000, the Company acquired Fujian Casix Laser Inc ("Casix"), a supplier of crystals, fiber optic components and optics for telecommunications networks, for $60 million in cash. Casix is based in Fuzhou, Fujian, China. Casix's key technologies consist principally of fiberoptic component processing and precision assembly; optical design, fabrication and coating; and advanced crystal growth and processing. The transaction was accounted for as a purchase, and accordingly, the accompanying financial statements include the results of operations of Casix subsequent to the acquisition date. The purchase price allocation included tangible net assets of $11.4 million and intangible assets (primarily goodwill) of $48.6 million that are being amortized over a five-year period.

  CRONOS INTEGRATED MICROSYSTEMS, INC.

     On April 19, 2000, the Company acquired Cronos Integrated Microsystems, Inc. ("Cronos"), a provider of optical micro-electro-mechanical systems ("MEMS") components and component technology to the fiber optic communications market. The transaction was accounted for as a purchase and accordingly, the accompanying financial statements include the results of operations of Cronos subsequent to the acquisition date. The total purchase price of $565.3 million included consideration of 6.3 million shares of JDS Uniphase common stock, the issuance of options to purchase 0.2 million shares valued at $15.7 million in exchange for Cronos options and estimated direct transaction costs of $1.1 million.

     The total purchase cost of Cronos is as follows (in millions):

Value of securities issued..................................   $548.5
Assumption of options.......................................     15.7
                                                               ------
       Total consideration..................................    564.2
Direct transaction costs and expenses.......................      1.1
                                                               ------
       Total purchase cost..................................   $565.3
                                                               ======

     The allocation of the purchase price is as follows (in millions):

Tangible net assets acquired................................   $  1.0
Intangible assets acquired:
  Developed technology......................................      8.0
  Core technology...........................................      4.1
  Assembled workforce.......................................      1.8
Goodwill....................................................    544.1
In-process research and development.........................      6.3
                                                               ------
       Total purchase price allocation......................   $565.3
                                                               ======

     Tangible net assets acquired included cash, accounts receivable, inventories and fixed assets. Liabilities assumed principally included accounts payable, accrued compensation and accrued expenses. Goodwill and intangible assets acquired are each being amortized on a straight-line basis over estimated useful lives ranging from three to five years.

     A portion of the purchase price has been allocated to developed technology and IPR&D. Developed technology and IPR&D were identified and valued through extensive interviews, analysis of data provided by Cronos concerning developmental products, their stage of development, the time and resources needed to complete them, and, if applicable, their expected income generating ability, target markets and associated risks. The Income Approach, which includes an analysis of the markets, cash flows, and risks associated with achieving such cash flows, was the primary technique utilized in valuing the developed technology and IPR&D.

     Where development projects had reached technological feasibility, they were classified as developed technology and the value assigned to developed technology was capitalized. Where the development projects had not reached technological feasibility and had no future alternative uses, they were classified as IPR&D and charged to expense upon closing of the transaction. The nature of the efforts required to develop the purchased IPR&D into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements.

     In valuing the IPR&D, the Company considered, among other factors, the importance of each project to the overall development plan, projected incremental cash flows from the projects when completed and any associated risks. The projected incremental cash flows were discounted back to their present value using discount rates ranging from 12 percent to 20 percent. Discount rates were determined after consideration of Cronos weighted average cost of capital and the weighted average return on assets. Associated risks include the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility, anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets.

     The acquired existing technology, which was comprised of products that are already technologically feasible, includes products in the following areas: relays and optical communication cross connects. The Company is amortizing the acquired existing technology of approximately $8.0 million on a straight-line basis over an average estimated remaining useful life of 5 years.

     The acquired core technology represents Cronos trade secrets and patents developed through years of experience designing and manufacturing micro-electromechanical systems components for fiber optic and RF telecommunication networks. This knowledge can be leveraged by Cronos to develop new and improved products and manufacturing processes. The Company is amortizing the acquired core technology of approximately $4.1 million on a straight-line basis over an average estimated remaining useful life of 5 years.

     The acquired assembled workforce was comprised of approximately 72 skilled employees across Cronos Sales and Marketing, Management, Supervision, Quality & Training, General & Administrative, and Engineering groups. The Company is amortizing the value assigned to the assembled workforce of approximately $1.8 million on a straight-line basis over an estimated remaining useful life of 3 years.

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

     The total purchase cost of OCLI is as follows (in millions):

Value of securities issued..................................  $2,432.1
Assumption of options.......................................     267.2
                                                              --------
       Total consideration..................................   2,699.3
Direct transaction costs and expenses.......................       8.2
                                                              --------
       Total purchase cost..................................  $2,707.5
                                                              ========

     The purchase price allocation was as follows (in millions):

Tangible net assets acquired................................   $  253.2
Intangible assets acquired:
  Developed technology:
     Telecommunications.....................................      115.1
     Flex Products..........................................       92.2
     Applied Photonics......................................        1.0
     Information Industries.................................       23.9
  Proprietary know-how......................................      161.9
  Trademark and tradename...................................       38.5
  Assembled workforce.......................................       14.3
In-process research and development.........................       84.1
Goodwill....................................................    1,927.4
Deferred tax liabilities....................................       (4.1)
                                                               --------
       Total purchase price allocation......................   $2,707.5
                                                               ========

     Tangible net assets acquired included cash, accounts receivable, inventories and fixed assets (including an adjustment to write-up property and equipment of OCLI to fair value by $28.0 million). Liabilities assumed principally included accounts payable, accrued compensation and accrued expenses. Goodwill and intangible assets acquired are each being amortized on a straight-line basis over estimated useful lives ranging from six to fifteen years.

     A portion of the purchase price has been allocated to developed technology and IPR&D. Developed technology and IPR&D were identified and valued through extensive interviews, analysis of data provided by OCLI concerning developmental products, their stage of development, the time and resources needed to complete them, and, if applicable, their expected income generating ability, target markets and associated risks. The Income Approach, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the developed technology and IPR&D.

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

     In valuing the IPR&D, the Company considered, among other factors, the importance of each project to the overall development plan, projected incremental cash flows from the projects when completed and any associated risks. The projected incremental cash flows were discounted back to their present value using discount rates ranging from 18 percent to 25 percent. Discount rates were determined after consideration of OCLI's weighted average cost of capital and the weighted average return on assets. Associated risks include the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility, anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets.

     The acquired existing technology, which was comprised of products that are already technologically feasible, includes products that are manufactured and marketed by OCLI's Telecommunications, Flex

Products, Applied Photonics, and Information Industries groups. The Company is amortizing the acquired existing technology of approximately $232.2 million on a straight-line basis over an average estimated remaining useful life of 8.2 years.

     The acquired proprietary know-how represents OCLI trade secrets and patents developed through years of experience designing and manufacturing thin film products. This know-how enables OCLI to develop new and improve existing thin film products, processes and manufacturing equipment, thereby providing OCLI with a distinct advantage over its competitors and a reputation for technological superiority in the industry. The Company is amortizing the proprietary know-how of approximately $161.9 million on a straight-line basis over an average estimated remaining useful life of 10.4 years

     The trademarks and tradenames include the OCLI trademark and tradename as well as all branded OCLI products such as GlareGuard(R) and processes such as MetaMode(R). The Company is amortizing the trademark and tradenames of approximately $38.5 million on a straight-line basis over an estimated remaining useful life of 10 years.

     The acquired assembled workforce was comprised of over 1,400 skilled employees across OCLI's General and Administration, Science and Technology, Sales and Marketing, and Manufacturing groups. The Company is amortizing the value assigned to the assembled workforce of approximately $14.3 million on a straight-line basis over an estimated remaining useful life of 6 years.

     Goodwill, which represents the excess of the purchase price of an investment in an acquired business over the fair value of the underlying net identifiable assets, is being amortized on a straight-line basis over its estimated remaining useful life of 7.2 years.

  INTEGRIERTE OPTIK GMBH & CO. KG

     In January 2000, the Company acquired the remaining 49 percent minority interest in Integrierte Optik GmbH & Co. KG ("IOT"), a joint venture of JDS Uniphase and the Schott Group, for $12.6 million in cash in a transaction accounted for as a purchase. Prior to the transaction, IOT's balance sheet and results of operations were consolidated with the Company, with appropriate adjustments to reflect minority interest of 49 percent. As a result of the transaction, the Company's ownership interest increased to 100 percent and the minority interest adjustments have been discontinued. IOT manufactures passive optical splitters for fiber optic network applications in cable plants and transmission networks. The purchase price allocation included tangible net assets of $2.9 million and intangible assets (including goodwill) of $9.7 million that are being amortized over a five-year period.

  OPREL TECHNOLOGIES, INC.

     In December 1999, the Company acquired Oprel Technologies, Inc. ("OPREL"), a developer of optical amplifiers, test equipment and optoelectronic packaging, located in Nepean, Ontario. The transaction was accounted for as a purchase and accordingly, the accompanying financial statements include the results of operations of OPREL subsequent to the acquisition date. The Company paid $9.3 million in cash and issued a total of 0.2 million exchangeable shares of its subsidiary, JDS Uniphase Canada Ltd., each of which is exchangeable for one share of common stock. The total purchase cost was $27.7 million. The purchase price allocation included net tangible assets of $1.4 million and intangible assets (including goodwill) of $26.3 million that are expected to be amortized over a five-year period.

  SIFAM LIMITED

     In December 1999, the Company acquired SIFAM Limited ("SIFAM"), a supplier of fused components for fiber optic telecommunications networks, which is based in the United Kingdom, for $97.6 million in cash. SIFAM products, which included couplers, wavelength division multiplexers and gain flattening filters, are used for advanced applications in optical amplifiers and network monitoring. The transaction was accounted for as a purchase and accordingly, the accompanying financial statements include the results of operations of SIFAM subsequent to the acquisition date.

     The allocation of the purchase price is as follows (in millions):

Tangible net assets acquired................................  $  4.3
Intangible assets acquired:
  Developed technology......................................    27.0
  Trade secrets and patents.................................     6.1
  Assembled workforce.......................................     0.6
Goodwill....................................................    70.1
In-process research and development.........................     3.0
Deferred tax liabilities....................................   (13.5)
                                                              ------
       Total purchase price allocation......................  $ 97.6
                                                              ======

     Tangible net assets acquired included cash, accounts receivable, inventories and fixed assets. Liabilities assumed principally included accounts payable, accrued compensation and accrued expenses. Goodwill and intangible assets acquired are each being amortized on a straight-line basis over estimated useful lives ranging from three to five years.

     A portion of the purchase price has been allocated to developed technology and IPR&D. Developed technology and IPR&D were identified and valued through extensive interviews, analysis of data provided by SIFAM concerning developmental products, their stage of development, the time and resources needed to complete them, and, if applicable, their expected income generating ability, target markets and associated risks. The Income Approach, which includes an analysis of the markets, cash flows, and risks associated with achieving such cash flows, was the primary technique utilized in valuing the developed technology and IPR&D.

     Where development projects had reached technological feasibility, they were classified as developed technology and the value assigned to developed technology was capitalized. Where the development projects had not reached technological feasibility and had no future alternative uses, they were classified as IPR&D and charged to expense upon closing of the transaction. The nature of the efforts required to develop the purchased IPR&D into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements.

     In valuing the IPR&D, the Company considered, among other factors, the importance of each project to the overall development plan, projected incremental cash flows from the projects when completed and any associated risks. The projected incremental cash flows were discounted back to their present value using discount rates ranging from 14 percent to 18 percent. Discount rates were determined after consideration of SIFAM's weighted average cost of capital and the weighted average return on assets. Associated risks include the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility, anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets.

     The acquired existing technology, which was comprised of products that are already technologically feasible, includes products in the following areas: fused couplers and attenuators, pump/signal wavelength division multiplexers, polished products (polarizers, variable ratio couplers), and gain flattening filters. The Company is amortizing the acquired existing technology of approximately $27.0 million on a straight-line basis over an average estimated remaining useful life of 5 years.

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

     The acquired assembled workforce was comprised of approximately 50 skilled employees across SIFAM's Sales and Marketing, Management, Supervision, Quality & Training, General & Administrative, and Engineering groups. The Company is amortizing the value assigned to the assembled workforce of approximately $0.6 million on a straight-line basis over an estimated remaining useful life of 3 years.

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

Value of securities issued..................................  $429.5
Assumption of options.......................................    61.9
                                                              ------
Total equity consideration..................................   491.4
Cash paid to seller.........................................     9.3
Direct transaction costs and expenses.......................     1.0
                                                              ------
       Total purchase cost..................................  $501.7
                                                              ======

     The allocation of the purchase price is as follows (in millions):

Tangible net assets acquired................................  $ 14.2
Intangible assets acquired:
  Developed technology......................................    63.4
  Trademark and tradename...................................     5.4
  Assembled workforce.......................................     2.9
Goodwill....................................................   397.9
In-process research and development.........................    16.7
Deferred tax liabilities....................................     1.2
                                                              ------
       Total purchase price allocation......................  $501.7
                                                              ======

     Tangible net assets acquired included cash, accounts receivable, inventories and fixed assets. Liabilities assumed principally included accounts payable, accrued compensation, accrued expenses, and Industrial Revenue Bonds. Goodwill and intangible assets acquired are each being amortized on a straight-line basis over estimated useful lives ranging from four to seven years.

     A portion of the purchase price has been allocated to developed technology and IPR&D. Developed technology and IPR&D were identified and valued through extensive interviews, analysis of data provided by EPITAXX concerning developmental products, their stage of development, the time and resources needed to complete them, and, if applicable, their expected income generating ability, target markets and associated risks. The Income Approach, which includes an analysis of the markets, cash flows, and risks associated with achieving such cash flows, was the primary technique utilized in valuing the developed technology and IPR&D.

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

     In valuing the IPR&D, the Company considered, among other factors, the importance of each project to the overall development plan projected incremental cash flows from the projects when completed and any associated risks. The projected incremental cash flows were discounted back to their present value using discount rates ranging from 12 percent to 18 percent. Discount rates were determined after consideration of EPITAXX's weighted average cost of capital and the weighted average return on assets. Associated risks include the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility, anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets.

     The acquired existing technology, which was comprised of products that are already technologically feasible, includes products in the following areas: high speed receivers for the telecommunications market, optical network monitoring, and optical detectors/receivers for access/datacom applications and cable television fiberoptic networks. The Company is amortizing the acquired existing technology of approximately $63.4 million on a straight-line basis over an average estimated remaining useful life of 7 years.

     The trademarks and tradenames include the EPITAXX trademark and tradename. The Company is amortizing the trademark and tradenames of approximately $5.4 million on a straight-line basis over an estimated remaining useful life of 7 years.

     The acquired assembled workforce was comprised of approximately 400 skilled employees across EPITAXX's Executive, Research and Development, Manufacturing, Quality Assurance, Sales and Marketing, and General and Administrative groups. The Company is amortizing the value assigned to the assembled workforce of approximately $2.9 million on a straight-line basis over an estimated remaining useful life of 4 years.

     Goodwill, which represents the excess of the purchase price of an investment in an acquired business over the fair value of the underlying net identifiable assets, is being amortized on a straight-line basis over its estimated remaining useful life of 7 years.

  RAMAR CORPORATION

     In October 1999, the Company acquired Ramar Corporation ("Ramar") of Northborough, Massachusetts for $1.0 million in cash and convertible debt as described below, in a transaction accounted for as a purchase and accordingly, the accompanying financial statements include the results of operations of Ramar subsequent to the acquisition date. Ramar designs, develops and manufactures lithium-niobate products for telecommunications applications. The convertible debt was composed of $3.5 million in demand obligations and two performance-based instruments totaling $1.0 million that become due upon achieving certain milestones through October 2001. The convertible debt bears interest at 5.54 percent per annum and the principal can be exchanged for newly issued shares of common stock at a price of $27.961 per share. The total purchase cost was $4.5 million. The purchase price allocation included net tangible assets of $0.2 million and intangible assets (including goodwill) of $4.3 million (net of deferred tax) that are being amortized over a five year period. During 2001, $1.4 million of debt was converted into 0.1 million shares of common stock. Convertible debt of $2.1 million is included in other current liabilities.

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

  JDS FITEL

     Effective June 30, 1999, the Company combined its operations with JDS FITEL Inc. of Ottawa, Canada in a transaction accounted for as a purchase. Accordingly, the accompanying financial statements include the results of operations of JDS FITEL subsequent to the acquisition date. JDS FITEL primarily manufactures passive products that include components and modules that route and guide optical signals transmitted through a fiberoptic network. The total purchase price of $3,496.7 million includes the issuance of common shares or Exchangeable Shares of JDS Uniphase Canada Ltd. for all of the outstanding JDS FITEL common shares based on the outstanding JDS FITEL common shares on June 30, 1999, the exchange ratio of 2.0342 of a JDS Uniphase share of common stock or
2.0342 of an Exchangeable Share of JDS Uniphase Canada Ltd. for each JDS FITEL common share and an average market price per JDS Uniphase common share of $20.428 per share. The average market price per JDS Uniphase common share is based on the average closing price for a range of trading days around the announcement date (January 28, 1999) of the merger. In addition, JDS Uniphase issued options to purchase 26.4 million JDS Uniphase common shares in exchange for outstanding JDS FITEL options with the number of shares and the exercise price appropriately adjusted by the exchange ratio. The value of the options, as well as direct transaction expenses of $12.0 million, have been included as a part of the total purchase cost. In addition, the Company granted options to purchase approximately 27.2 million shares of JDS Uniphase common shares to certain former JDS FITEL employees subsequent to the effective date of the merger.

     The total purchase cost of the JDS FITEL merger was as follows (in millions):

Value of securities issued..................................  $3,263.1
Assumption of JDS FITEL options.............................     221.6
                                                              --------
  Total consideration.......................................   3,484.7
Direct transaction costs and expenses.......................      12.0
                                                              --------
  Total purchase cost.......................................  $3,496.7
                                                              ========

     The purchase price was allocated as follows (in millions):

Tangible net assets acquired................................  $  244.8
Intangible assets acquired:
  Developed technology......................................     490.5
  Trademark and tradename...................................     348.0
  Assembled workforce.......................................      19.2
Goodwill....................................................   2,501.1
In-process research and development.........................     210.4
Deferred tax liabilities....................................    (317.3)
                                                              --------
       Total purchase price allocation......................  $3,496.7
                                                              ========

     Tangible net assets acquired included $47.4 million of cash acquired from JDS FITEL. Tangible net assets of JDS FITEL also included short-term investments, accounts receivable, inventories and fixed assets. Liabilities assumed principally included accounts payable, accrued compensation and accrued expenses. Goodwill and intangible assets acquired are each being amortized on a straight-line basis over estimated useful lives of five years.

     A portion of the purchase price has been allocated to developed technology and IPR&D. Developed technology and IPR&D were identified and valued through extensive interviews, analysis of data provided by JDS FITEL concerning developmental products, their stage of development, the time and resources needed to complete them, and, if applicable, their expected income generating ability, target markets and associated risks. The Income Approach, which includes an analysis of the markets, cash flows, and risks associated with achieving such cash flows, was the primary technique utilized in valuing the developed technology and IPR&D.

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

     In valuing the IPR&D, JDS Uniphase considered, among other factors, the importance of each project to the overall development plan projected incremental cash flows from the projects when completed and any associated risks. The projected incremental cash flows were discounted back to their present value using a discount rate of 27 percent. This discount rate was determined after consideration of JDS FITEL's weighted average cost of capital and the weighted average return on assets. Associated risks include the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility, anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets.

     The IPR&D relates to sophisticated optical components and modules that manage light transmission through today's most advanced telecommunications systems. The IPR&D is comprised of four main categories: (i) Thermo Optic Waveguide Attenuators, (ii) Solid State Switch, (iii) 50 GHz Wavelength Division Multiplexing ("WDM"), and (iv) Erbium Doped Fiber Amplifiers.

  BROADBAND COMMUNICATION PRODUCTS, INC.

     On November 25, 1998, the Company acquired BCP of Melbourne, Florida in a tax-free reorganization that was accounted for as a pooling of interests. BCP manufactures high-speed and high-bandwidth fiber optic products including transmitters, receivers and multiplexers used to extend the reach of fiber optic transmission into metropolitan and local access networks. The Company exchanged 5.8 million shares of JDS Uniphase common stock and reserved 3.3 million shares for BCP options assumed by the Company. Merger related expenses of approximately $6.0 million are included in merger and other expenses in the Statements of Operations. Separate unaudited net sales and related net loss amounts of the merged entities are presented in the following table (in millions).

                                                              JUNE 30,
                                                                1999
                                                              --------
Net sales:
  JDS Uniphase through September 30, 1998...................  $  54.2
  BCP through September 30, 1998............................      3.2
  JDS Uniphase subsequent to September 30, 1998.............    225.4
                                                              -------
     Net sales as reported..................................  $ 282.8
                                                              =======
Net loss:
  JDS Uniphase through September 30, 1998...................  $   7.6
  BCP through September 30, 1998............................      0.6
  JDS Uniphase subsequent to September 30, 1998.............   (179.2)
                                                              -------
     Net loss as reported...................................  $(171.1)
                                                              =======

  CHASSIS ENGINEERING, INC.

     In August 1998, the Company acquired certain assets of Chassis Engineering Inc. ("Chassis") for $70,000 in cash and convertible debt of $2.73 million. Chassis designs, develops, markets and manufactures packaging solutions for fiber optic and other high performance components. The convertible debt was composed of a $1.93 million demand obligation and two performance-based instruments totaling $0.8 million that became due upon achieving certain milestones through February 2000. The convertible debt bore interest at 5.48 percent and principal could be exchanged for newly issued shares of Uniphase common stock at a price of $6.89 per share. The convertible debt was secured by a letter of credit issued against the Company's unused revolving bank line of credit until February 1999, when the holder tendered the $1.93 million obligation and a performance-based instrument valued at $0.5 million for 359,920 shares of common stock.

  UNAUDITED PRO FORMA INFORMATION

     The following unaudited pro forma summary presents the consolidated results of operations of the Company, excluding the charge for acquired in-process research and development, as if the acquisition of SDL (combining SDL with PIRI, Veritech and Queensgate), E-TEK, OCLI and JDS FITEL had occurred at the beginning of 1999 and does not purport to be indicative of what would have occurred had the acquisition been made as of the beginning of 1999 or of results which may occur in the future. The pro forma 2001, 2000 and 1999 results of operations combines the consolidated results of operations of the Company, excluding the charge for acquired in-process research and development attributable to SDL, E-TEK, OCLI and JDS FITEL, for the years ended June 30, 2001, 2000 and 1999 with the historical results of operations of SDL, E-TEK, OCLI, and JDS FITEL for the years ended June 30 2001, 2000 and 1999, June 30, 2000 and 1999, April 30, 2000 and 1999, and May 31, 2000, respectively. The pro forma 2001, 2000 and 1999 results exclude the effect of other acquisitions, as the impact to the results of operations for 2001, 2000 and 1999 would not be materially different from those shown below (in millions, except per share data).

                                                           YEARS ENDED JUNE 30,
                                                   ------------------------------------
                                                      2001         2000         1999
                                                   ----------   ----------   ----------
Net sales........................................  $  3,583.7   $  2,238.5   $  1,172.2
Net loss.........................................  $(60,764.6)  $(11,954.2)  $(12,364.1)
Loss per share...................................  $   (46.79)  $   (10.24)  $   (11.79)

NOTE 11.  OPERATING SEGMENTS AND GEOGRAPHIC INFORMATION

     During 2001, JDS Uniphase changed the structure of its internal organization following the acquisition of SDL, Inc. ("SDL"), which became effective February 13, 2001 (see Note 10). Segment information for the prior years has been restated to conform to the current year's presentation.

     The Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by Statement of Financial Accounting Standards ("SFAS") No. 131. The Chief Executive Officer allocates resources to each segment based on their business prospects, competitive factors, net sales and operating profits before interest, taxes, and certain purchase accounting related costs.

     JDS Uniphase designs, develops, manufactures and markets optical components and modules at various levels of integration. The reportable segments are each managed separately because they manufacture and distribute distinct products with different production processes. The Company views its business as having two principal operating segments: (i) Amplification and Transmission Group, and
(ii) WDM, Switching and Thin Film Filters Group. The Amplification and Transmission Group consists primarily of source lasers, pump lasers, pump modules, external modulators, transmitters, transceivers, optical photodetectors and receivers, and optical amplifier products used in telecommunications and cable television ("CATV") applications. The WDM, Switching and Thin Film Filters Group includes wavelength division multiplexers ("WDM"), isolators, WDM couplers, monitor tap couplers, gratings, circulators, optical switches, tunable filters, thin film filters, micro-electro-mechanical-systems, instruments, waveguides, switches, industrial lasers, and optical display and projection products. The Company's other operating segments, which are below the quantitative threshold defined by SFAS 131, are disclosed in the "all other" category and consist of internal manufacturing automation products and certain unallocated corporate-level operating expenses. All of the Company's products are sold directly to original equipment manufacturers and industrial distributors throughout the world.

     Where practicable, the Company allocates corporate sales, marketing, finance and administration expenses to operating segments, primarily as a percentage of net sales. Certain corporate-level operating expenses (primarily charges originating from purchased intangibles, activity related to equity method investments, gain on sale of subsidiary, loss on sale of available for sale investments, other expenses and acquired-in process research and development expenses) are not allocated to operating segments. In addition, the Company does not allocate income taxes, non-operating income and expenses or specifically identifiable assets to its operating segments.

     Intersegment sales are recorded at either cost or cost plus an agreed upon intercompany profit on intersegment sales. Information on reportable segments is as follows (in millions):

                                                                   YEARS ENDED JUNE 30,
                                                              -------------------------------
                                                                 2001        2000      1999
                                                              ----------   --------   -------
Amplification and Transmission:
  Shipments.................................................  $  1,219.8   $  628.9   $ 224.7
  Intersegment sales........................................       (27.2)      (4.8)       --
                                                              ----------   --------   -------
  Net sales to external customers...........................  $  1,192.6   $  624.1   $ 224.7
  Operating income..........................................  $     82.7   $  162.2   $  72.6
  WDM, Switching and Thin Film Filters:
  Shipments.................................................  $  2,147.6   $  880.0   $  58.1
  Intersegment sales........................................      (100.2)     (73.7)       --
                                                              ----------   --------   -------
  Net sales to external customers...........................  $  2,047.4   $  806.3   $  58.1
  Operating income..........................................  $    198.0   $  298.0   $  (0.6)
  Net sales by reportable segments..........................  $  3,240.0   $1,430.3   $ 282.8
  All other.................................................        (7.2)       0.1        --
                                                              ----------   --------   -------
  Net external sales........................................  $  3,232.8   $1,430.4   $ 282.8
                                                              ==========   ========   =======
  Operating income by reportable segments...................  $    280.7   $  460.2   $  72.0
  All other operating income................................      (303.5)      (0.5)     (0.6)
  Unallocated amounts:
  Reduction of goodwill and other long-lived assets,
     acquisition related charges and payroll taxes on stock
     option exercises.......................................   (56,324.6)  (1,324.8)   (224.6)
  Gain on sale of subsidiary................................     1,770.2         --        --
  Loss on sale of available for sale investments............      (559.1)        --        --
  Reduction in fair value of available-for-sale
     securities.............................................      (522.1)        --        --
  Activity related to equity method investments.............      (883.9)        --        --
  Interest and other income, net............................        48.5       35.3       3.6
                                                              ----------   --------   -------
  Loss before income taxes..................................  $(56,493.8)  $ (829.8)  $(149.6)
                                                              ==========   ========   =======

     JDS Uniphase operates primarily in two geographic regions: North America and Europe. The following table shows sales and other identifiable assets by geographic region (in millions):

                                                                    YEARS ENDED JUNE 30,
                                                              --------------------------------
                                                                2001        2000        1999
                                                              ---------   ---------   --------
NET SALES:
  North America.............................................  $ 2,189.4   $ 1,103.7   $  168.5
  Europe....................................................      840.6       256.8      103.8
  Rest of World.............................................      202.8        69.9       10.5
                                                              ---------   ---------   --------
       Total net sales......................................  $ 3,232.8   $ 1,430.4   $  282.8
Identifiable assets:
  North America.............................................  $17,287.8   $26,141.3   $3,994.5
  Europe....................................................      169.3       194.7       97.1
  Rest of World.............................................      115.1        53.1        4.5
                                                              ---------   ---------   --------
       Total assets.........................................  $17,572.2   $26,389.1   $4,096.1
                                                              =========   =========   ========

     Identifiable assets are those assets of the Company that are identified with the operations of the corresponding geographic area. Identified intangible assets and goodwill of $12.3 billion are included in North America assets.

     During 2001, three customers, Nortel, Alcatel, and Lucent Technologies, Inc., accounted for 14 percent, 12 percent and 10 percent of net sales, respectively. During 2000, Lucent Technologies, Inc. and Nortel, accounted for 21 percent and 15 percent of net sales, respectively. During 1999, none of the Company's customers exceeded 10 percent of net sales.

NOTE 12.  SPECIAL CHARGES

                                                                                         PROVISION
                                                  YEAR ENDED                           BALANCE AS OF
                                                   JUNE 30,      CASH      NON-CASH      JUNE 30,
                                                     2001      PAYMENTS    CHARGES         2001
                                                  ----------   --------   ----------   -------------
Restructuring activities:
  Worldwide workforce reduction.................  $    79.1     $(24.9)   $    (11.1)     $ 43.1
  Facilities and equipment......................      122.2         --        (122.2)         --
  Lease commitments.............................       63.0       (0.9)           --        62.1
                                                  ---------     ------    ----------      ------
Restructuring charges...........................      264.3      (25.8)       (133.3)      105.2
Reduction of goodwill and other long-lived
  assets........................................   50,085.0         --     (50,085.0)         --
                                                  ---------     ------    ----------      ------
Special charges.................................  $50,349.3     $(25.8)   $(50,218.3)     $105.2
                                                  =========     ======    ==========      ======

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

     In April 2001, the Company initiated the Global Realignment Program (the "Program"), under which it is restructuring its business in response to the changes in its industry and customer demand and as part of its continuing overall integration program. Consequently, this resulted in the Company recording $264.3 million related to restructuring activities in the fourth quarter of 2001. In addition, the Company recorded a reduction in goodwill and other long-lived assets of approximately $50,085.0 million.

     The Company also expects to incur further material restructuring costs in the future as it continues to implement the Global Realignment Program. Such charges will be recognized at the time the specific plans have been determined in sufficient detail and have been approved by management.

     The following paragraphs provide further details regarding the nature of the special charges.

  RESTRUCTURING ACTIVITIES

     As of June 30, 2001, the Company had completed and approved plans to close nine operations located in North America, Europe and Asia, vacate approximately 25 buildings or 1.2 million square feet of manufacturing and office space at operations to be closed, as well as at continuing operations, and reduce its workforce by approximately 9,000 employees.

  WORLDWIDE WORKFORCE REDUCTION

     As of June 30, 2001, the Company had recorded a charge of approximately $79.1 million primarily related to severance and fringe benefits associated with the reduction of 9,000 employees. Of the 9,000 terminations for which costs have been accrued prior to June 30, 2001, approximately 8,200 were engaged in manufacturing activities and approximately 7,100, 1,200, and 700 were from sites located in North America, Europe and Asia, respectively. As of June 30, 2001, approximately 6,100 employees had been terminated. The workforce reductions began in the fourth quarter of 2001 and the Company expects them to be completed by the second quarter of 2002. In addition, the Company incurred non-cash severance charges of $11.1 million related to the modification of a former executive's stock options (see Note 9).

     Prior to the date of the financial statements, management with the appropriate level of authority, approved and committed the Company to a plan of termination which included the benefits terminated employees would receive. Prior to June 30, 2001, the expected termination benefits were communicated to employees in detail sufficient to enable them to determine the nature and amounts of their individual severance benefits.

     The remaining cash expenditures relating to workforce reduction and termination agreements will be paid throughout the first and second quarters of 2002.

  CONSOLIDATION OF EXCESS FACILITIES AND EQUIPMENT

     The consolidation of excess facilities includes the closure of certain manufacturing, research and development facilities, and administrative and sales offices throughout North America, Europe and Asia for business activities that have been restructured as part of the Program. The operations being closed as of June 30, 2001 are in Asheville, North Carolina; Bracknell, United Kingdom; Freehold, New Jersey; Hillend, United Kingdom; Oxford, United Kingdom; Richardson, Texas; Rochester, New York; Shunde, China and Taipei, Taiwan.

     Property and equipment that was disposed or removed from operations resulted in a charge of $122.2 million of which $22.3 million, $96.4 million and $3.5 million, respectively, related to the Amplification and Transmission Group, WDM, Switching and Thin Film Filters Group, and other operating segments. The property and equipment write-down consisted primarily of leasehold improvements, computer equipment and related software, production and engineering equipment, and office equipment, furniture, and fixtures. In addition, the Company incurred a charge of $63.0 million for exiting and terminating leases primarily related to excess or closed facilities with planned exit dates. The Company estimated the cost of exiting and terminating the facility leases based on the contractual terms of the agreements and then current real estate market conditions. The Company determined that it would take approximately six to twenty-four months to sublease the various properties that will be vacated in connection with the Program.

     Amounts related to the lease expense (net of anticipated sublease proceeds) related to the consolidation of facilities will be paid over the respective lease terms through 2015. The Company anticipates completing implementation of its restructuring program during the next twelve months.

     In addition, because the Company restructured certain of its businesses and realigned its operations to focus on profit contribution, high-growth markets, and core opportunities, it abandoned certain redundant products and product platforms and reduced the workforce that had been valued in previous acquisitions. In accordance with SFAS 121, the Company wrote the related intangible assets down to their fair value, which was deemed to be zero, and recorded a charge of $0.3 billion related to the reduction in purchased intangibles and $3.1 billion related to the goodwill. The charge is included in the "Reduction of goodwill and other long-lived assets" caption in the Statements of Operations.

  IMPAIRMENT OF GOODWILL AND OTHER LONG-LIVED ASSETS

     The Company, as part of its review of financial results for 2001, also performed an assessment of the carrying value of the Company's long-lived assets to be held and used including significant amounts of goodwill and other intangible assets recorded in connection with its various acquisitions. The assessment was performed pursuant to SFAS 121 because of the significant negative industry and economic trends affecting both the Company's current operations and expected future sales as well as the general decline of technology valuations. The conclusion of that assessment was that the decline in market conditions within the Company's industry was significant and other than temporary. As a result, the Company recorded charges of $39.8 billion and $6.9 billion to reduce goodwill and other long-lived assets during the third and fourth quarters of 2001, respectively, based on the amount by which the carrying amount of these assets exceeded their fair value. Of the total write down, $46.6 billion is related to the goodwill primarily associated with the acquisitions of E-TEK, SDL, and OCLI with the balance of $0.1 billion relating to other long-lived assets. The charge is included in the caption "Reduction of goodwill and other long-lived assets" on the Statements of Operations. Fair value was determined based on discounted future cash flows for the operating entities that had separately identifiable cash flows. The cash flow periods used were five years using annual growth rates of 15 percent to 60 percent, the discount rate used was 13.0 percent in the third quarter of 2001 and 14.5 percent in the fourth quarter of 2001, and the terminal values were estimated based upon terminal growth rates of 7 percent. The assumptions supporting the estimated future cash flows, including the discount rate and estimated terminal values, reflect management's best estimates. The discount rate was based upon the Company's weighted average cost of capital as adjusted for the risks associated with its operations.

     The Company believes it is likely there will be additional reductions in goodwill in the quarter ending September 29, 2001 because of the decline in its market capitalization since June 30, 2001, although such reductions in goodwill may be based on an assessment of its long-lived assets pursuant to SFAS 121.

NOTE 13.  SALE OF SUBSIDIARY

     On February 13, 2001, the Company completed the sale of its Zurich, Switzerland subsidiary to Nortel for 65.7 million shares of Nortel common stock valued at $1,953.3 million, as well as up to an additional $500.0 million in Nortel common stock payable to the extent Nortel purchases do not meet certain levels under new and existing programs through December 31, 2003. After adjusting for the net cost of the assets sold and for the expenses associated with the divestiture, the Company realized a gain of $1,770.2 million. The shares of Nortel common stock are being accounted for as available-for-sale securities. The Company sold approximately 41.0 million shares resulting in a realized loss of $559.1 million during 2001. (See Note 2).

NOTE 14.  LITIGATION SETTLEMENT

     On August 29, 2001, the Company settled certain claims relating primarily to SDL's business operations for periods prior to February 13, 2001, the effective date of the Company's merger with SDL. Under the settlement, the Company paid the claimant $16.0 million in cash and issued 325,000 shares of common stock valued at approximately $2.3 million which the Company has agreed to register for resale. The Company may make an additional payment to the claimant in cash or stock of up to $4.5 million one year after the initial payment, depending on the value of the initial stock payment to the claimant at the end of that year. In connection with this settlement the Company has recorded a charge of approximately $22.8 million to "Selling, general and administrative" expense in the Statement of Operations.

NOTE 15.  UNAUDITED QUARTERLY RESULTS

     The following table contains selected unaudited consolidated statement of operations data for each quarter of years 2001 and 2000 (in millions).

                                  SEPT. 30,   DEC. 31,   MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,    MAR. 31,     JUNE 30,
                                    1999        1999       2000       2000       2000        2000        2001         2001
                                  ---------   --------   --------   --------   ---------   --------   ----------   ----------
Net sales.......................   $ 230.1    $ 281.7    $ 394.6    $ 524.0    $   786.5   $  925.1   $    920.1   $    601.1
Cost of sales...................     125.2      139.2      202.1      285.2        436.7      449.8        494.2        926.0
                                   -------    -------    -------    -------    ---------   --------   ----------   ----------
  Gross profit..................     104.9      142.5      192.5      238.8        349.8      475.3        425.9       (324.9)
Operating expenses:
  Research and development......      17.2       21.6       33.3       41.2         62.4       71.2         98.0         94.3
  Selling, general, and
    administrative..............      27.9       33.8       49.1       62.1        116.2      105.7        440.8        155.4
  Amortization of purchased
    intangibles.................     172.9      185.1      249.6      289.3      1,107.4    1,104.1      2,120.2      1,055.3
  Reduction of goodwill and
    other long-lived assets.....        --         --         --         --           --         --     39,777.2     10,307.8
  Restructuring charges.........        --         --         --         --           --         --           --        264.3
  Acquired in-process research
    and development.............        --       19.7       84.1      256.9          8.9         --        383.7          0.6
                                   -------    -------    -------    -------    ---------   --------   ----------   ----------
Total operating expenses........     218.0      260.2      416.1      649.5      1,294.9    1,281.0     42,819.9     11,877.7
Loss from operations............    (113.1)    (117.7)    (223.6)    (410.7)      (945.1)    (805.7)   (42,394.0)   (12,202.6)
Gain on sale of subsidiary......        --         --         --         --           --         --      1,770.2           --
Activity related to equity
  method investments............        --         --         --         --        (41.2)     (52.3)      (759.9)       (30.5)
Interest and other income,
  net...........................       5.5       10.7       10.0        9.1         13.6       12.2          4.6     (1,063.1)
                                   -------    -------    -------    -------    ---------   --------   ----------   ----------
Loss before income taxes........    (107.6)    (107.0)    (213.6)    (401.6)      (972.7)    (845.8)   (41,379.1)   (13,296.2)
Income tax expense (benefit)....       6.3       24.2       27.3       17.2         43.9       49.6        468.8       (934.2)
                                   -------    -------    -------    -------    ---------   --------   ----------   ----------
Net loss........................   $(113.9)   $(131.2)   $(240.9)   $(418.8)   $(1,016.6)  $ (895.4)  $(41,847.9)  $(12,362.0)
                                   =======    =======    =======    =======    =========   ========   ==========   ==========
Loss per share(1):
  Basic and diluted.............   $ (0.17)   $ (0.19)   $ (0.32)   $ (0.54)   $   (1.07)  $  (0.93)  $   (36.63)  $    (9.39)

---------------

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information required by this Item is included in the Proposal One:
Elections of Directors, Directors and Executive Officers, and Section 16(a) Beneficial Ownership Reporting Compliance sections of the Company's Proxy Statement to be filed in connection with the Company's 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is included in the Executive Compensation and Related Information sections of the Company's Proxy Statement to be filed in connection with the Company's 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is included in the Security Ownership of Certain Beneficial Owners and Management section of the Company's Proxy Statement to be filed in connection with the Company's 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is included in the Compensation Committee Interlocks and Insider Participation and Certain Transactions sections of the Company's Proxy Statement to be filed in connection with the Company's 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements

     The following Consolidated Financial Statements of the Company are included in Item 8.

     Consolidated Statements of Operations -- Years ended June 30, 2001, 2000 and 1999

     Consolidated Balance Sheets -- June 30, 2001 and 2000

     Consolidated Statements of Stockholders' Equity -- Years ended June 30, 2001, 2000 and 1999

     Consolidated Statements of Cash Flows -- Years ended June 30, 2001, 2000 and 1999

     Notes to Consolidated Financial Statements

     (a)(2) Financial Statement Schedules

     The following financial statement schedule is filed as part of this annual report. All other financial statement schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Company's consolidated financial statements set forth in this Annual Report on Form 10-K and the notes thereto.

                            JDS UNIPHASE CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                       BALANCE AT    CHARGED TO   CHARGED TO                   BALANCE AT
                                      BEGINNING OF   COSTS AND       OTHER                       END OF
DESCRIPTION                              PERIOD       EXPENSES    ACCOUNTS(2)   DEDUCTION(1)     PERIOD
-----------                           ------------   ----------   -----------   ------------   ----------
                                                                 (IN MILLIONS)
Year ended June 30, 2001:
  Allowance for doubtful accounts...      $8.2         $26.4         $6.0           $0.3         $40.3
Year ended June 30, 2000:
  Allowance for doubtful accounts...      $1.1         $ 0.8         $6.3           $ --         $ 8.2
Year ended June 30, 1999:
  Allowance for doubtful accounts...      $0.8         $ 0.3         $0.5           $0.5         $ 1.1

---------------

(1) Charges for uncollectible accounts, net of recoveries.

(2) Allowance assumed through the merger with SDL in 2001, OCLI, E-TEK, and Epitaxx in 2000, and the acquisition of JDS FITEL in 1999.

     (a)(3) Exhibits

EXHIBIT INDEX

     EXHIBIT
     NUMBER                            EXHIBIT DESCRIPTION
     -------                           -------------------
     3.1(1)     -- Restated Certificate of Incorporation.
     3.2(2)     -- Certificate of Designation.
     3.3(3)     -- Certificate of Designation.
     3.4(4)     -- Certificate of Designation.
     3.5        -- Bylaws of the Company, as amended.
     4.1(5)     -- Fourth Amended and Restated Rights Agreement.
     4.2(6)     -- Exchangeable Share Provisions attaching to the exchangeable shares of JDS Uniphase Canada Ltd. (formerly 3506967 Canada
                   Inc.).
     4.3(7)     -- Voting and Exchange Trust Agreement dated as of July 6, 1999 between the Company, JDS Uniphase Canada Ltd. and CIBC
                   Mellon Trust Company.
     4.4(7)     -- Exchangeable Share Support Agreement dated as of July 6,
                   1999 between the Company, JDS Uniphase Canada Ltd. and JDS
                   Uniphase Nova Scotia Company.
     4.5        -- Fourth Amended and Restated JDS Uniphase Canada Ltd. Rights
                   Agreement.
     4.6(7)     -- Registration Rights Agreement dated as of July 6, 1999
                   between the Company, JDS Uniphase Canada Ltd. and The
                   Furukawa Electric Co., Ltd.
    10.1(8)     -- Amended and Restated 1993 Flexible Stock Incentive Plan.
    10.2(9)     -- Stockholder Agreement dated as of June 9, 1998, by and
                   between Uniphase Corporation, and Koninklijke Philips
                   Electronics N.V.
    10.3(9)     -- Series A Preferred Conversion and Redemption Agreement dated as of June 9, 1998, by and between Uniphase Corporation and
                   Koninklijke Philips Electronics N.V.
    10.4(10)    -- 1998 Employee Stock Purchase Plan, as amended.
    10.5(7)     -- Support Agreement dated as of April 29, 1999, by and among
                   Uniphase Corporation, 3506967 Canada Inc., The Furukawa
                   Electric Company, Ltd., and JDS FITEL Inc.
    10.9(11)    -- Employment Agreement for Anthony R. Muller.
    10.11(12)   -- Retention and Change of Control Agreement for Jozef Straus,
                   Ph.D.
    10.12       -- Employment Agreement for Mike Phillips
    10.13       -- Employment Agreement for Don Scifires

     EXHIBIT
     NUMBER                            EXHIBIT DESCRIPTION
     -------                           -------------------
    10.14       -- Change of Control Agreement for Don Scifires
    10.15(13)   -- Amended and restated 1999 Canadian Employee Stock Purchase
                   Plan
    10.16       -- Transition Agreement for Don Scifires
    10.17       -- Employment Agreement for Greg Dougherty
    10.18       -- Change of Control Agreement for Greg Dougherty
    10.19       -- Transition Agreement for Greg Dougherty
    21.1        -- Subsidiaries of the Company.
    23.1        -- Consent of Ernst &Young LLP, Independent auditors.
    24.1        -- Powers of Attorney (see page 99).

---------------

 (1) Incorporated by reference to exhibit 3.1 to the Company's Annual Report on Form 10-K/A filed February 13, 2001.

 (2) Incorporated by reference to exhibit 3.(i)(d) to the Company's Annual Report of Form 10-K filed September 28, 1998.

 (3) Incorporated by reference to exhibit 4.1 to the Company's Registration Statement on Form S-3 filed July 14, 1999.

 (4) Incorporated by reference to exhibit 10.3 to the Company's current Report on Form 8-K filed June 24, 1998.

 (5) Incorporated by reference to the Company's Registration Statement on Form 8-A 12G/A filed on February 13, 2001.

 (6) Incorporated by reference to the Company's Definitive Proxy Statement on
     Schedule 14A filed on June 2, 1999.

 (7) Incorporated by reference to exhibits 4.2, 4.3, 4.5 and 10.23, respectively, to the Company's Annual Report on Form 10-K for the period ending June 30, 1999.

 (8) Incorporated by reference to exhibits filed with the Company's registration statement on form S-8, file number 33-31722 filed with the Securities and Exchange Commission on February 27, 1996.

 (9) Incorporated by reference to the exhibit to the Company's Current Report on Form 8-K filed June 24, 1998.

(10) Incorporated by reference to exhibit 10.4 to the Company's Annual Report on Form 10-K/A filed on February 13, 2001.

(11) Incorporated by reference to exhibit 10.1 to the Company's quarterly report on Form 10-Q for the period ended September 30, 1999.

(12) Incorporated by reference to exhibit 10.11 to the Company's Annual Report on Form 10-K filed on September 28, 2000.

(13) Incorporated by reference to exhibit 10.14 to the Company's Annual Report on Form 10-K/A filed on February 13, 2001.

     (b) Reports on Form 8-K

          DATE OF REPORT                                ITEM REPORTED ON
          --------------                                ----------------
September 4, 2001                    Regulation FD disclosure in connection with a
                                     stockholder update delivered by the officers of the
                                     Company on September 4, 2001 that included written
                                     communication comprised of slides.
July 26, 2001                        Regulation FD disclosure in connection with a
                                     conference call delivered by the officers of the
                                     Company on July 26, 2001.
July 24, 2001                        Regulation FD disclosure in connection with a
                                     stockholder update delivered by the officers of the
                                     Company on July 24, 2001 that included written
                                     communication comprised of slides
June 14, 2001                        Regulation FD disclosure in connection with revised
                                     guidance for future periods.
June 6, 2001                         The plan of certain Board of Directors and Executive
                                     Officers under Rule 10b5-1 of the Securities Exchange
                                     Act of 1934, as amended, for trading in shares of
                                     Registrant's common stock.
May 2, 2001                          Regulation FD disclosure in connection with a
                                     stockholder update delivered by the officers of the
                                     Company on May 2, 2001 that included written
                                     communication comprised of slides.
April 24, 2001                       Regulation FD disclosure in connection with a
                                     conference call delivered by the officers of the
                                     Company on April 24, 2001.

     (c) Exhibit Index

     See Exhibit index.

     (d) Financial Statement Schedule

     See Financial statement schedule set forth in (a)(2) above

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 17, 2001                  JDS UNIPHASE CORPORATION

                                          By:       /s/ JOZEF STRAUS
                                            ------------------------------------
                                                    Jozef Straus, Ph.D.
                                                Co-Chairman, Chief Executive
                                                    Officer, and President

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Anthony R. Muller his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                   SIGNATURE                                   TITLE                       DATE
                   ---------                                   -----                       ----
                /s/ JOZEF STRAUS                    Co-Chairman, Chief Executive    September 17, 2001
------------------------------------------------       Officer, and President
              Jozef Straus, Ph.D.                  (Principal Executive Officer)




             /s/ DONALD R. SCIFRES                 Co-Chairman and Chief Strategy   September 17, 2001
------------------------------------------------              Officer
            Donald R. Scifres, Ph.D.




             /s/ ANTHONY R. MULLER                   Executive Vice President,      September 17, 2001
------------------------------------------------    Chief Financial Officer and
               Anthony R. Muller                             Secretary
                                                      (Principal Financial and
                                                        Accounting Officer)




              /s/ MARTIN A. KAPLAN                            Chairman              September 17, 2001
------------------------------------------------
                Martin A. Kaplan




                /s/ BRUCE D. DAY                              Director              September 17, 2001
------------------------------------------------
                  Bruce D. Day




               /s/ ROBERT E. ENOS                             Director              September 17, 2001
------------------------------------------------
                 Robert E. Enos




            /s/ JOHN A. MACNAUGHTON                           Director              September 17, 2001
------------------------------------------------
              John A. MacNaughton




           /s/ CASIMIR S. SKRZYPCZAK                          Director              September 17, 2001
------------------------------------------------
             Casimir S. Skrzypczak

                   SIGNATURE                                   TITLE                       DATE
                   ---------                                   -----                       ----




             /s/ PETER A. GUGLIELMI                           Director              September 17, 2001
------------------------------------------------
               Peter A. Guglielmi




             /s/ DONALD J. LISTWIN                            Director              September 17, 2001
------------------------------------------------
               Donald J. Listwin

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                            EXHIBIT DESCRIPTION
 -------                           -------------------
 3.1(1)     -- Restated Certificate of Incorporation.
 3.2(2)     -- Certificate of Designation.
 3.3(3)     -- Certificate of Designation.
 3.4(4)     -- Certificate of Designation.
 3.5        -- Bylaws of the Company, as amended.
 4.1(5)     -- Fourth Amended and Restated Rights Agreement.
 4.2(6)     -- Exchangeable Share Provisions attaching to the exchangeable shares of JDS Uniphase Canada Ltd. (formerly 3506967 Canada
               Inc.).
 4.3(7)     -- Voting and Exchange Trust Agreement dated as of July 6, 1999 between the Company, JDS Uniphase Canada Ltd. and CIBC
               Mellon Trust Company.
 4.4(7)     -- Exchangeable Share Support Agreement dated as of July 6,
               1999 between the Company, JDS Uniphase Canada Ltd. and JDS
               Uniphase Nova Scotia Company.
 4.5        -- Fourth Amended and Restated JDS Uniphase Canada Ltd. Rights
               Agreement.
 4.6(7)     -- Registration Rights Agreement dated as of July 6, 1999
               between the Company, JDS Uniphase Canada Ltd. and The
               Furukawa Electric Co., Ltd.
10.1(8)     -- Amended and Restated 1993 Flexible Stock Incentive Plan.
10.2(9)     -- Stockholder Agreement dated as of June 9, 1998, by and
               between Uniphase Corporation, and Koninklijke Philips
               Electronics N.V.
10.3(9)     -- Series A Preferred Conversion and Redemption Agreement dated as of June 9, 1998, by and between Uniphase Corporation and
               Koninklijke Philips Electronics N.V.
10.4(10)    -- 1998 Employee Stock Purchase Plan, as amended.
10.5(7)     -- Support Agreement dated as of April 29, 1999, by and among
               Uniphase Corporation, 3506967 Canada Inc., The Furukawa
               Electric Company, Ltd., and JDS FITEL Inc.
10.9(11)    -- Employment Agreement for Anthony R. Muller.
10.11(12)   -- Retention and Change of Control Agreement for Jozef Straus,
               Ph.D.
10.12       -- Employment Agreement for Mike Phillips
10.13       -- Employment Agreement for Don Scifires
10.14       -- Change of Control Agreement for Don Scifires
10.15(13)   -- Amended and restated 1999 Canadian Employee Stock Purchase
               Plan
10.16       -- Transition Agreement for Don Scifires
10.17       -- Employment Agreement for Greg Dougherty
10.18       -- Change of Control Agreement for Greg Dougherty
10.19       -- Transition Agreement for Greg Dougherty
21.1        -- Subsidiaries of the Company.
23.1        -- Consent of Ernst &Young LLP, Independent auditors.
24.1        -- Powers of Attorney (see page 99).

---------------

 (1) Incorporated by reference to exhibit 3.1 to the Company's Annual Report on Form 10-K/A filed February 13, 2001.

 (2) Incorporated by reference to exhibit 3.(i)(d) to the Company's Annual Report of Form 10-K filed September 28, 1998.

 (3) Incorporated by reference to exhibit 4.1 to the Company's Registration Statement on Form S-3 filed July 14, 1999.

 (4) Incorporated by reference to exhibit 10.3 to the Company's current Report on Form 8-K filed June 24, 1998.

 (5) Incorporated by reference to the Company's Registration Statement on Form 8-A 12G/A filed on February 13, 2001.

 (6) Incorporated by reference to the Company's Definitive Proxy Statement on
     Schedule 14A filed on June 2, 1999.

 (7) Incorporated by reference to exhibits 4.2, 4.3, 4.5 and 10.23, respectively, to the Company's Annual Report on Form 10-K for the period ending June 30, 1999.

 (8) Incorporated by reference to exhibits filed with the Company's registration statement on form S-8, file number 33-31722 filed with the Securities and Exchange Commission on February 27, 1996.

 (9) Incorporated by reference to the exhibit to the Company's Current Report on Form 8-K filed June 24, 1998.

(10) Incorporated by reference to exhibit 10.4 to the Company's Annual Report on Form 10-K/A filed on February 13, 2001.

(11) Incorporated by reference to exhibit 10.1 to the Company's quarterly report on Form 10-Q for the period ended September 30, 1999.

(12) Incorporated by reference to exhibit 10.11 to the Company's Annual Report on Form 10-K filed on September 28, 2000.

(13) Incorporated by reference to exhibit 10.14 to the Company's Annual Report on Form 10-K/A filed on February 13, 2001.