Form 10-Q
period 2001-09-29
JDS UNIPHASE CORP /CA/
filed 2001-11-13
CIK 912093

                               [JDS UNIPHASE LOGO]

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 29, 2001
                               -------------------------------
                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    -----------------

Commission file number           0-22874
                      -----------------------------

                            JDS Uniphase Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                              94-2579683
---------------------------------------------             -----------------------------------
(State or other jurisdiction of incorporation             (I.R.S. Employer Identification No.)
             or organization)

          210 Baypointe Parkway
              San Jose, CA                                                95134
---------------------------------------------             -----------------------------------
  (Address of principal executive offices)                              (Zip Code)

                                         (408) 434-1800
---------------------------------------------------------------------------------------------
                    (Registrant's telephone number, including area code)

---------------------------------------------------------------------------------------------
       (Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of Common Stock outstanding as of the latest practicable date, November 1, 2001 was 1,327,696,241, including 153,549,804 Exchangeable Shares of JDS Uniphase Canada Ltd. Each Exchangeable share is exchangeable at any time into Common Stock on a one-for-one basis, entitles a holder to dividend and other rights economically equivalent to those of the Common Stock, and through a voting trust, votes at meetings of stockholders of the Registrant.

PART I--FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                            JDS UNIPHASE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (in millions)

                                                                     September 30,        June 30,
                                                                          2001              2001
                                                                     -------------        --------
                                                                      (unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                                           $   290.7         $   762.8
   Short-term investments                                                1,463.4           1,049.4
   Accounts receivable, less allowance for doubtful accounts
      of $53.3 at September 30, 2001 and $40.3 at June 30, 2001            260.7             477.6
   Inventories                                                             232.1             287.6
   Deferred income taxes                                                   461.9             340.2
   Refundable income taxes                                                  31.2              31.2
   Other current assets                                                     92.1              87.5
                                                                       ---------         ---------
      Total current assets                                               2,832.1           3,036.3

Property, plant and equipment, net                                         976.8           1,173.0
Deferred income taxes                                                      398.1             806.3
Goodwill and other intangible assets, net                                6,564.2           7,045.6
Long-term investments                                                      136.7             169.0
Other assets                                                                20.5              15.2
                                                                       ---------         ---------
      Total assets                                                     $10,928.4         $12,245.4
                                                                       =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

   Accounts payable                                                    $    94.4         $   190.6
   Accrued payroll and related expenses                                    103.5             133.0
   Income taxes payable                                                     31.6              30.6
   Restructuring accrual                                                   165.1             105.2
   Deferred income taxes                                                    28.2              63.0
   Warranty accrual                                                         84.1              49.7
   Other current liabilities                                               255.1             276.4
                                                                       ---------         ---------
      Total current liabilities                                            762.0             848.5

Deferred income taxes                                                      618.8             672.4
Other non-current liabilities                                                4.4               5.2
Long-term debt                                                              10.7              12.8

Stockholders' equity:
   Preferred stock                                                            --                --
   Common stock and additional paid-in capital                          68,018.4          67,955.3
   Accumulated deficit                                                 (58,448.8)        (57,224.4)
   Accumulated other comprehensive loss                                    (37.1)            (24.4)
                                                                       ---------         ---------
      Total stockholders' equity                                         9,532.5          10,706.5
                                                                       ---------         ---------
      Total liabilities and stockholders' equity                       $10,928.4         $12,245.4
                                                                       =========         =========


      See accompanying notes to condensed consolidated financial statements

                            JDS UNIPHASE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in millions, except per share data)
                                   (unaudited)

                                                                Three months ended
                                                         --------------------------------
                                                         September 30,      September 30,
                                                             2001               2000
                                                         -------------      -------------
Net sales                                                  $   328.6         $   786.5
Cost of sales                                                  343.3             436.7
                                                           ---------         ---------
Gross profit (loss)                                            (14.7)            349.8
Operating expenses:
  Research and development                                      69.2              62.4
  Selling, general and administrative                          106.3             116.2
  Amortization of purchased intangibles                        443.3           1,107.4
  Acquired in-process research and development                    --               8.9
  Reduction of goodwill and other long-lived assets             42.0                --
  Restructuring charges                                        243.0                --
                                                           ---------         ---------
Total operating expenses                                       903.8           1,294.9

Loss from operations                                          (918.5)           (945.1)
Reduction in value of investments                             (106.5)               --
Activity related to equity method investments                  (19.3)            (41.2)
Interest and other income, net                                  15.1              13.6
                                                           ---------         ---------
Loss before income taxes                                    (1,029.2)           (972.7)
Income tax expense                                             195.2              43.9
                                                           ---------         ---------
Net loss                                                   $(1,224.4)        $(1,016.6)
                                                           =========         =========
Basic and dilutive loss per share                          $   (0.93)        $   (1.07)
                                                           =========         =========
Shares used in per share calculation:

  Basic and dilutive                                         1,322.7             946.6
                                                           =========         =========


      See accompanying notes to condensed consolidated financial statements

                            JDS UNIPHASE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in millions)
                                   (unaudited)

                                                                                           THREE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                        -------------------------
                                                                                          2001             2000
                                                                                        --------         --------
OPERATING ACTIVITIES
  Net loss .....................................................................        $(1,224.4)       $(1,016.6)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Depreciation expense ......................................................            78.9             31.9
     Amortization expense ......................................................           443.3          1,107.4
     Acquired in-process research and development ..............................              --              8.9
     Amortization of deferred compensation .....................................            23.8               --
     Reduction of goodwill and other long-lived assets .........................            42.0               --
     Noncash restructuring costs ...............................................           141.3               --
     Activity related to equity method investments .............................            19.3             41.2
     Reduction in value of investments .........................................           106.5               --
     Tax benefit on non-qualified stock options ................................              --             44.7
     Change in deferred income taxes, net ......................................           198.2            (11.2)
     Loss on disposal of fixed assets ..........................................             4.5               --
  Changes in operating assets and liabilities:
     Accounts receivable .......................................................           216.9           (111.7)
     Inventories ...............................................................            55.5            (12.3)
     Other current assets ......................................................            (4.6)             9.2
     Income taxes payable ......................................................             1.0            (42.1)
     Accounts payable, accrued liabilities, warranty accrual, and other
       current liabilities .....................................................           (35.1)           (27.4)
                                                                                        --------         --------
Net cash provided by operating activities ......................................            67.1             22.0
                                                                                        --------         --------

INVESTING ACTIVITIES
  Purchase of available-for-sale investments, net ..............................          (502.9)          (144.2)
  Acquisitions of businesses, net of cash acquired .............................            (5.7)           (65.2)
  Purchase of property, plant and equipment ....................................           (55.6)          (144.7)
  Other assets, net ............................................................            (5.3)           (18.0)
                                                                                        --------         --------
Net cash used in investing activities ..........................................          (569.5)          (372.1)
                                                                                        --------         --------

FINANCING ACTIVITIES
  Repayment of debt ............................................................            (2.1)            (3.4)
  Proceeds from issuance of common stock .......................................            33.4            249.7
                                                                                        --------         --------
Net cash provided by financing activities ......................................            31.3            246.3
                                                                                        --------         --------
Effect of exchange rates on cash and cash equivalents ..........................            (1.0)            (1.9)
                                                                                        --------         --------

Decrease in cash and cash equivalents ..........................................          (472.1)          (105.7)
Cash and cash equivalents at beginning of period ...............................           762.8            319.0
                                                                                        --------         --------
Cash and cash equivalents at end of period .....................................        $  290.7         $  213.3
                                                                                        ========         ========


      See accompanying notes to condensed consolidated financial statements

                            JDS UNIPHASE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BUSINESS ACTIVITIES AND BASIS OF PRESENTATION

The financial information at September 30, 2001 and for the three months ended September 30, 2001 and 2000 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the JDS Uniphase Corporation ("JDS Uniphase" or the "Company") considers necessary for a fair presentation of the financial information set forth herein, in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such information does not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2001.

The balance sheet at June 30, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The results for the three months ended September 30, 2001 may not be indicative of results for the year ending June 30, 2002 or any future period.

The Company operates and reports financial results on a fiscal year ending on the Saturday closest to June 30. The first fiscal quarter of 2002 and 2001 ended on September 29, 2001 and September 30, 2000, respectively. For ease of discussion and presentation, all accompanying financial statements have been shown as ending on the last day of the calendar month.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. In addition, SFAS 141 further clarifies the criteria to recognize intangible assets separately from goodwill. Specifically, SFAS 141 requires that an intangible asset may be separately recognized only if such an asset meets the contractual-legal criterion or the separability criterion. The requirements of Statement 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001 (i.e., the acquisition date is July 1, 2001 or after). The Company is currently evaluating the impact of SFAS 141 and has not yet determined the impact that adopting SFAS 141 will have on its financial statements. On adoption, the Company will be required to reassess the goodwill and intangible assets previously recorded in acquisitions prior to July 1, 2001 to determine if the new recognition criteria for an intangible asset to be recognized apart from goodwill are met. As of September 30, 2001, the Company has approximately $42.2 million of separately recognized intangible assets that do not meet the new recognition criteria for an intangible asset to be recognized apart from goodwill and the unamortized balance as of June 30, 2002 will be reclassified to goodwill.

In July 2001, the FASB issued Statements of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. For intangible assets with indefinite useful lives, the impairment review will involve a comparison of fair value to carrying value, with any excess of carrying value over fair value being recorded as an impairment loss. For goodwill, the impairment test shall be a two-step process, consisting of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the fair value, the implied fair value of the reporting unit goodwill is compared to the carrying amount of the reporting unit goodwill. Any excess of the carrying value of the reporting unit goodwill over the implied fair value of the reporting unit goodwill will be recorded as an impairment loss. Separable intangible assets that are deemed to have a finite life will continue to be amortized over their useful lives (but with no maximum life). Intangible assets with finite useful lives will continue to be reviewed for impairment in accordance with Statements of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company will apply the new accounting rules beginning July 1, 2002 and will reassess the useful lives of its separately recognized intangible assets in the first quarter of fiscal 2003. The Company will review for impairment previously recognized intangible assets that are deemed to have indefinite lives upon the completion of this analysis in the first quarter of fiscal 2003. Additionally, upon the adoption of

SFAS 142, the Company will perform a transitional impairment review related to the carrying value of goodwill as of July 1, 2002 by the end of the second quarter of fiscal 2003. Because of the different transition dates for goodwill and intangible assets acquired on or before June 30, 2001 and those acquired after that date, pre-existing goodwill and intangibles will be amortized during this transition period until adoption whereas new goodwill and indefinite lived intangible assets acquired after June 30, 2001 will not. The Company is currently in the process of determining its reporting units for the purpose of applying the impairment test, analyzing how fair value will be determined for purposes of applying SFAS 142 and quantifying the anticipated impact of adopting the provisions of SFAS 142. The adoption of SFAS 142 is expected to have a material impact on the results of operations primarily due to the nonamortization of goodwill subsequent to the adoption of SFAS 142. Amortization of goodwill was $332.7 million for the three months ended September 30, 2001.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes SFAS 121 and the provisions of Accounting Principles Board Opinion (APB 30), "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" with regard to reporting the effects of a disposal of a segment of a business. SFAS 144 retains many of the provisions of FAS 121, but significantly changes the criteria that would have to be met to classify an asset as held for disposal such that long-lived assets to be disposed of other than by sale are considered held and used until disposed of. In addition, SFAS 144 retains the basic provisions of APB 30 for presentation of discontinued operations in the statement of operations but broadens that presentation to a component of an entity. The Company will apply SFAS 144 beginning July 1, 2002. The Company is currently evaluating the potential impact, if any, the adoption of SFAS 144 will have on its financial position and results of operations.

NOTE 2. COMPREHENSIVE LOSS

Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets consists of the accumulated net unrealized gains or losses on available-for-sale short term investments and foreign currency translation adjustments, net of the related tax effect for all periods presented. The tax effects for unrealized losses on short-term investments included in other comprehensive loss were immaterial. At September 30, 2001 and June 30, 2001, the Company had a balance of unrealized gains on available-for-sale investments of $11.0 million and $5.8 million, respectively. Additionally, at September 30, 2001 and September 30, 2000, the Company had $48.1 million and $30.2 million, respectively, of foreign currency translation losses. The components of comprehensive loss are as follows (in millions):

                                                     Three months ended
                                                       September 30,
                                               ---------------------------
                                                  2001              2000
                                               ---------         ---------
Net loss                                       $(1,224.4)        $(1,016.6)
Unrealized gains (losses)                            5.3              (1.6)
Change in foreign currency translation             (18.0)            (15.3)
                                               ---------         ---------
      Total comprehensive loss                 $(1,237.1)        $(1,033.5)
                                               =========         =========

NOTE 3. FINANCIAL INSTRUMENTS

Investments

At September 30, 2001, the Company had 24.7 million shares of Nortel Networks Corporation ("Nortel") common stock with a fair value of $138.6 million. During the three months ended September 30, 2001, the Company recognized a reduction in market value of $84.5 million associated with the 24.7 million shares held by the Company as of September 30, 2001, as the Company has determined the decline in the market value of the shares of Nortel common stock to be other-than-temporary. The reduction in market value has been included in the line item "Reduction in value of investments" in its Statement of Operations. Should the market value of the shares of Nortel common stock held by or later sold by the Company continue to decline in the near future, the Company may record additional losses related to these shares.

During the three months ended September 30, 2001, the Company recorded a charge of approximately $9.6 million related to a decline in the market value of other available-for-sale investments that were deemed to be other-than-temporary. The reduction in market value has been included in the line item "Reduction in value of investments" in its Statement of Operations.

Additionally, during the three months ended September 30, 2001, the Company recorded a charge of approximately $12.4 million related to a decline in the fair value of the Company's non-marketable equity securities accounted for under the cost method that was deemed to be other-than-temporary. The reduction in fair value has been included in the line item "Reduction in value of investments" in its Statement of Operations.

Equity Method Investments

ADVA: At September 30, 2001, the Company had a 29 percent ownership stake in ADVA. For the three months ended September 30, 2001, the Company recorded $0.7 million in amortization expense related to the difference between the cost of the investment and the underlying equity in the net assets of ADVA. The significant decline in the market value of ADVA, as of September 30, 2001, which the Company determined was other-than-temporary required that its carrying value be written down to market value and the amount of the write-down was included in earnings. As a result, the Company recognized a $13.9 million charge to earnings to write down the basis of its investment in ADVA. For the three months ended September 30, 2001, under the equity method, the Company recorded a net loss of $4.4 million as its pro rata share of ADVA's net loss.

The Photonics Fund, LLP: At September 30, 2001, the Company had a 40 percent stake in The Photonics Fund, LLP, a California limited liability partnership (the "Partnership"), which emphasizes privately negotiated venture capital equity investments. For the three months ended September 30, 2001, under the equity method, the Company recorded a net gain of $0.4 million as its pro rata share of the Partnership net gain.

The Company's other equity method investments resulted in an aggregate net loss of $0.7 million

NOTE 4. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company's objectives and strategies for holding and issuing derivatives is to minimize the transaction and translation risks associated with non-functional currency transactions.

The Company conducts its business in a number of foreign countries and sells its products directly to customers in Australia, Canada, China, France, Germany, Hong Kong, Japan, Netherlands, Taiwan, Singapore and the United Kingdom through its foreign subsidiaries. These sales are often denominated in the local country's currency. Therefore, in the normal course of business, the Company's financial position is routinely subjected to market risk associated with foreign currency rate fluctuations. The Company's policy is to ensure that business exposures to foreign exchange risks are identified, measured and minimized using the most effective and efficient methods to eliminate or reduce such exposures. The Company has entered into a number of foreign currency forward contracts, but has not designated such contracts as hedges for accounting purposes. The foreign currency forward contracts generally expire within 30 to 90 days. The change in fair value of these foreign currency forward contracts is recorded as income
(loss) in the Company's Statement of Operations as a component of interest income and other, net. The notional amount associated with these foreign currency forward contracts at September 30, 2001 is approximately $63.7 million and the fair value of such contracts is not material to the Company's financial statements. The Company does not use derivatives for trading purposes.

NOTE 5. INVENTORIES

The components of inventory consist of the following (in millions):

                                                    September 30,    June 30,
                                                        2001           2001
                                                    -------------    --------
Raw materials and purchased parts                      $ 68.0         $ 56.1
Work in process                                          66.2           99.2
Finished goods                                           97.9          132.3
                                                       ------         ------
                                                       $232.1         $287.6
                                                       ======         ======

The Company recorded an inventory write-down of $62.4 million during the first quarter of 2002 largely for products becoming obsolete due to its new product introductions.

NOTE 6. INTANGIBLE ASSETS, INCLUDING GOODWILL

The components of intangible assets are as follows (in millions):

                                               September 30,         June 30,
                                                   2001               2001
                                               -------------        ---------
Goodwill                                         $10,958.2          $10,985.6
Purchased intangibles                              2,340.7            2,353.6
Licenses and other intellectual property               4.5                4.5
                                                 ---------          ---------
                                                  13,303.4           13,343.7
Less: accumulated amortization                    (6,739.2)          (6,298.1)
                                                 ---------          ---------
                                                 $ 6,564.2          $ 7,045.6
                                                 =========          =========

The Company recorded a reduction of goodwill and other intangible assets of $42.0 million during the first quarter of 2002 (see Note 10).

NOTE 7. LOSS PER SHARE

As the Company incurred a loss for the three months ended September 30, 2001 and 2000, the effect of dilutive securities totaling 26.6 million and 64.8 million equivalent shares, respectively, have been excluded from the computation of loss per share as they are antidilutive.

The following table sets forth the computation of basic and diluted loss per share (in millions, except per share data):

                                                                    September 30,      September 30,
                                                                         2001              2000
                                                                    -------------      -------------
Denominator for basic and dilutive loss per share -- weighted
average shares                                                          1,322.7              946.6
                                                                      =========          =========
Net loss                                                              $(1,224.4)         $(1,016.6)
                                                                      =========          =========
Basic and dilutive loss per share                                     $   (0.93)         $   (1.07)
                                                                      =========          =========

NOTE 8. INCOME TAX EXPENSE

The Company recorded a tax provision of $195.2 million in the first quarter of 2002 as compared to $43.9 million in the same period of the prior year. The provision for income taxes recorded in the first quarter of 2002 differs from the expected tax benefit that would be calculated by applying the federal statutory rate to the loss before income taxes primarily due to non-deductible acquisition-related charges, write-offs of deferred tax assets recorded in prior business combinations relating to assumed employee stock options that either expired unexercised or were exercised during the quarter when the market value of the underlying stock was less than the previously recorded value at the business combination date, and increases in the valuation allowance for non current deferred tax assets due to a reduction in the Company's forecast of future domestic taxable income. Although realization of the Company's net deferred tax assets as of September 30, 2001 is not assured, management believes it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, could be reduced in the near term if forecasts of future domestic taxable income are reduced.

The Company anticipates that its tax provision or benefit for income taxes recorded in subsequent quarters of fiscal 2002 may be affected by write-offs of deferred tax assets recorded for employee stock options assumed in prior business combinations that either expire unexercised or are exercised in subsequent quarters when the market value of the underlying stock is less than the previously recorded value at the business combination date.

NOTE 9. OPERATING SEGMENTS

During the first quarter of 2002, JDS Uniphase changed the structure of its internal organization. Segment information for the prior years has been restated to conform to the current year's presentation.

The Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by Statement of Financial Accounting Standards No. 131 ("SFAS 131"). The Chief Executive Officer allocates resources to each segment based on their business prospects, competitive factors, net sales and operating profits before interest, taxes, and certain purchase accounting related costs.

JDS Uniphase designs, develops, manufactures and markets optical components and modules at various levels of integration. The reportable segments are each managed separately because they manufacture and distribute distinct products with different production processes. The Company views its business as having two principal operating segments: (i) Transmission and Network Components Group, and (ii) Thin Film Filters and Instrumentation Group. The Transmission and Network Components Group consists primarily of source lasers, pump lasers, pump modules, external modulators, transmitters, transceivers, optical photodetectors and receivers, isolators, wavelength division multiplexing (WDM) couplers, monitor tap couplers, gratings, circulators, optical switches, tunable filters, micro-electro-mechanical-systems, waveguides, switches, and optical amplifier products used in telecommunications and cable television ("CATV") applications. The Thin Film Filters and Instrumentation Group includes thin film filters, instruments, industrial lasers, and optical display and projection products. The Company's other operating segments, which are below the quantitative threshold defined by SFAS 131, are disclosed in the "all other" category and consist of certain unallocated corporate-level operating expenses. All of the Company's products are sold directly to original equipment manufacturers and industrial distributors throughout the world.

Where practicable, the Company allocates corporate sales, marketing, finance and administration expenses to operating segments, primarily as a percentage of net sales. Certain corporate-level operating expenses (primarily charges originating from purchased intangibles, activity related to equity method investments, loss on sale of investments, other expenses and acquired-in process research and development expenses) are not allocated to operating segments. In addition, the Company does not allocate income taxes, non-operating income and expenses or specifically identifiable assets to its operating segments.

Intersegment sales are recorded at either cost or cost plus an agreed upon intercompany profit on intersegment sales. Information on reportable segments is as follows (in millions):

                                                                Three months ended
                                                         -------------------------------
                                                         September 30,     September 30,
                                                             2001              2000
                                                         -------------     -------------
Transmission and Network Components:
    Shipments                                             $   242.8          $  698.0
    Intersegment sales                                           --                --
                                                          ---------          --------
Net sales to external customers                               242.8             698.0
    Operating income (loss)                                  (323.8)            215.0

Thin Film Products and Instrumentation:
    Shipments                                                  88.9             128.2
    Intersegment sales                                         (5.1)            (39.7)
                                                          ---------          --------
Net sales to external customers                                83.8              88.5
    Operating income (loss)                                   (18.0)             58.7

Net sales by reportable segments                              326.6             786.5
All other net sales                                             2.0                --
                                                          ---------          --------
                                                              328.6             786.5
                                                          ---------          --------

Operating income (loss) by reportable
  segment                                                    (341.8)            273.7
All other operating loss                                      (67.1)            (19.0)
Unallocated amounts:
    Acquisition related charges and
      payroll taxes on stock option exercises                (509.6)         (1,199.8)
    Reduction in fair value of investments                   (106.5)               --
    Activity related to equity method
      investments                                             (19.3)            (41.2)
    Interest and other income, net                             15.1              13.6
                                                          ---------          --------
Loss before income taxes                                  $(1,029.2)         $ (972.7)
                                                          =========          ========

NOTE 10.  SPECIAL CHARGES

                                      Balance as                                                   Balance as of
                                      of June 30,     Additional        Cash         Non-cash      September 30,
                                         2001           Charges       Payments       Charges           2001
                                      -----------     ----------      --------       --------      -------------
                                                                (in millions)
Restructuring activities Phase 1
 (fourth quarter fiscal 2001):

     Worldwide workforce
       reduction                         $ 43.1            $--         $(20.9)           $--          $ 22.2
     Lease commitments                     62.1             --           (1.7)            --            60.4
                                         ------         ------         ------         ------          ------
Restructuring charges Phase 1:            105.2             --          (22.6)            --            82.6

Restructuring activities Phase 2
 (first quarter fiscal 2002):

     Worldwide workforce
       reduction                             --           55.8          (19.2)            --            36.6
     Facilities and equipment                --          141.3             --         (141.3)             --
     Lease commitments                       --           45.9             --             --            45.9
                                         ------         ------         ------         ------          ------
Restructuring charges Phase 2:               --          243.0          (19.2)        (141.3)           82.5

Reduction of goodwill and other
  long-lived assets                          --           42.0             --          (42.0)             --
                                         ------         ------         ------         ------          ------
Special charges                          $105.2         $285.0         $(41.8)        $(183.3)        $165.1
                                         ======         ======         ======         ======          ======

Since the beginning of calendar 2001, the Company and its industry have experienced a dramatic downturn, the primary direct cause of which has been a precipitous decrease in network deployment and capital spending by telecommunications carriers. This decrease can be attributable to, among other things: (a) network overcapacity, as bandwidth demand, while continuing to grow, did not reach levels sufficient to sustain the pace of network deployment; (b) constrained capital markets; and (c) other factors, including the general inability of the competitive local exchange carriers ("CLECs") to obtain sufficient access to established telecommunications infrastructures and consolidation among the telecommunications carriers. The result was a decrease in the overall demand for new fiber optic networks and capacity increases on existing networks. In response, carriers dramatically slowed their purchases of systems from the Company's customers, which in turned slowed purchases of components and modules from the Company's competitors and the Company. Moreover, as our customers' sales declined, the Company's customers moved to reduce their component and module inventory levels. Consequently, the impact of the slowdown on the Company's business is magnified, as it faces declining sales as the result of its customers' declining business and the resulting adjustment to their inventory levels.

In April 2001, the Company initiated the Global Realignment Program (the "Program"), under which it is restructuring its business in response to the changes in its industry and customer demand and as part of its continuing overall integration program. Consequently, this resulted in the Company recording $264.3 million and $243.0 million related to restructuring activities in the fourth quarter of fiscal 2001 and first quarter of fiscal 2002, respectively.

Restructuring activities Phase 1 (Fourth Quarter of Fiscal 2001)

During the three months ended June 30, 2001, the Company had completed and approved plans to close nine operations located in North America, Europe and Asia, vacate approximately 25 buildings or 1.2 million square feet of manufacturing and office space at operations to be closed, as well as at continuing operations, and reduce its workforce by approximately 9,000 employees.

Worldwide workforce reduction

During the three months ended June 30, 2001, the Company had recorded a charge of approximately $79.1 million primarily related to severance and fringe benefits associated with the reduction of 9,000 employees. Of the 9,000 terminations for which costs have been accrued prior to June 30, 2001, approximately 8,200 were engaged in manufacturing activities and approximately 7,100, 1,200, and 700 were from sites located in North America, Europe and Asia, respectively. As of September 30, 2001, 7,976 employees had been terminated in connection with Phase 1 of the restructuring activities. In addition, the Company incurred non-cash severance charges of $11.1 million related to the modification of a former executive's stock options.

The remaining cash expenditures relating to workforce reduction and termination agreements will be paid throughout the second quarter of 2002.

Consolidation of excess facilities and equipment

The consolidation of excess facilities includes the closure of certain manufacturing, research and development facilities, and administrative and sales offices throughout North America, Europe and Asia for business activities that have been restructured as part of the Program. The operations closed as of June 30, 2001 were in Asheville, North Carolina; Bracknell, United Kingdom; Freehold, New Jersey; Hillend, United Kingdom; Oxford, United Kingdom; Richardson, Texas; Rochester, New York; Shunde, China and Taipei, Taiwan. The total number of sites closed under the Global Realignment Program, including both Phase 1 and Phase 2, is seventeen.

Property and equipment that was disposed of or removed from operations resulted in a charge of $122.2 million of which of which $29.4 million, $89.3 million and $3.5 million, related to the Thin Film Products and Instrumentation Group, Transmission and Network Components Group, and other operating segments, respectively. The property and equipment write-down consisted primarily of leasehold improvements, computer equipment and related software, production and engineering equipment, and office equipment, furniture, and fixtures. In addition, the Company incurred a charge of $63.0 million for exiting and terminating leases primarily related to excess or closed facilities with planned exit dates. The Company estimated the cost of exiting and terminating the facility leases based on the contractual terms of the agreements and then current real estate market conditions. The Company determined that it would take approximately three to twenty-one months to sublease the various properties that will be vacated in connection with the Phase 1 of the restructuring activities.

Amounts related to the lease expense (net of anticipated sublease proceeds) will be paid over the respective lease terms through 2015. The Company anticipates completing implementation of its Phase 1 restructuring program during the next nine months.

Restructuring activities Phase 2 (First Quarter of Fiscal 2002)

In addition to Phase 1 restructuring activities, during the three months ended September 30, 2001, the Company had completed and approved plans to close eight operations located in North America, Europe and Asia, vacate approximately eleven buildings or 0.8 million square feet of manufacturing and office space at operations to be closed, as well as at continuing operations, and reduce its workforce by 5,156 employees.

Worldwide workforce reduction

During the three months ended September 30, 2001, the Company had recorded a charge of approximately $55.8 million primarily related to severance and fringe benefits associated with the reduction of 5,156 employees. Of the 5,156 terminations for which costs have been accrued during the three months ended September 30, 2001, 4,232 were engaged in manufacturing activities and 4,818, 292, and 46 were from sites located in North America, Europe and Asia, respectively. During the three months ended September 30, 2001, 2,951 employees had been terminated under Phase 2 of the restructuring activities. The workforce reduction in aggregate under the Global Realignment Program is 16,000 employees.

Prior to the date of the financial statements, management with the appropriate level of authority, approved and committed the Company to a plan of termination which included the benefits terminated employees would receive. During the three months ended September 30, 2001, the expected termination benefits were communicated to employees in detail sufficient to enable them to determine the nature and amounts of their individual severance benefits.

The remaining cash expenditures relating to workforce reduction and termination agreements will be paid throughout the second and third quarters of fiscal 2002.

Consolidation of excess facilities and equipment

The consolidation of excess facilities includes the closure of certain manufacturing, research and development facilities, and administrative and sales offices throughout North America, Europe and Asia for business activities that have been restructured as part of the Program. The operations being closed as
Part 2 of the restructuring program at September 30, 2001 are in

Arnhem, Netherlands; Plymouth, United Kingdom; Witham, United Kingdom; Manteca, California; Gloucester, Massachusetts; Victoria, British Columbia; and two operations in Ottawa, Ontario. The total number of sites closed under the Global Realignment Program, including both Phase 1 and Phase 2, is seventeen.

Property and equipment that was disposed or removed from operations resulted in a charge of $141.3 million of which $11.8 million, $129.5 million and nil related to the Thin Film Products and Instrumentation Group, Transmission and Network Components Group, and other operating segments, respectively. The property and equipment write-down consisted primarily of leasehold improvements, computer equipment and related software, production and engineering equipment, and office equipment, furniture, and fixtures. In addition, the Company incurred a charge of $45.9 million for exiting and terminating leases primarily related to excess or closed facilities with planned exit dates. The Company estimated the cost of exiting and terminating the facility leases based on the contractual terms of the agreements and then current real estate market conditions. The Company determined that it would take approximately three to twenty-four months to sublease the various properties that will be vacated in connection with the Phase 2 of the restructuring activities.

Amounts related to the lease expense (net of anticipated sublease proceeds) will be paid over the respective lease terms through 2020. The Company anticipates completing implementation of its Phase 2 restructuring program during the next twelve months.

In addition, because the Company restructured certain of its businesses and realigned its operations to focus on profit contribution, high growth markets, and core opportunities, the Company reduced the workforce that had been valued in previous acquisitions. In accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), the Company wrote the related intangible assets down to their fair value and recorded charges of $10.8 million related to the reduction in purchased intangibles and $31.2 million related to goodwill associated with these assets. The charge is included in the "Reduction of goodwill and other long-lived assets" caption in the Statements of Operations.

Impairment of goodwill and other long-lived assets

The Company, as part of its review of financial results for the three months ended September 30 2001, also performed an assessment of the carrying value of the Company's long-lived assets to be held and used including significant amounts of goodwill and other intangible assets recorded in connection with its various acquisitions. The assessment was performed pursuant to SFAS 121 because of the significant negative industry and economic trends affecting both the Company's current operations and expected future sales as well as the general decline of technology valuations. The conclusion of the SFAS 121 assessment was that the Company had no additional required write-downs during the three months ended September 30, 2001.

In addition, in accordance with the Company's policy of assessing enterprise level goodwill, there was no required reduction in enterprise level goodwill during the three months ended September 30, 2001. The Company determined that the remaining intangible asset balances will continue to be amortized on a straight-line basis over the remaining useful lives established at the time of the related acquisition as the remaining useful life of these intangible assets has not changed.

NOTE 11. SUBSEQUENT EVENTS

On October 29, 2001, the Company entered into an automation development alliance agreement with Adept Technology ("Adept"). In connection with this alliance, the Company invested $25 million in Adept convertible preferred stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT EVENTS

In response to the current market environment, in April 2001, we initiated the Global Realignment Program, under which we are restructuring our business in response to the changes in our industry and customer demand and as part of our continuing overall integration program.

The Global Realignment Program includes:

- Beginning in the fourth quarter of fiscal 2001 and continuing through the first quarter of 2002, we recorded costs of $778 million related to the implementation of the Global Realignment Program. The charges recorded in the first quarter of 2002 included $278 million in restructuring and related charges, of which $243 million was reported as restructuring charges, $26 million was charged to cost of goods sold, and $9 million was charged to operating expenses. Included in the total costs of the Global Realignment Program are charges for obsolete inventory write-downs related to product platform consolidation, accelerated depreciation, and moving and employee costs related to the phasing out of certain facilities and equipment.

- Reducing our workforce from approximately 29,000 employees to approximately 13,000 employees.

- As of September 30, 2001, seventeen sites have been closed or scheduled for closure.

During the fourth quarter of 2001 and the first quarter of 2002, we recorded total restructuring charges of $264.3 million and $243.0 million as part of the Global Realignment Program. In addition, approximately $236.6 million and $62.4 million of other charges primarily related to inventory write-downs associated with discontinued products recorded in the fourth quarter of 2001 and first quarter of 2002. These costs were classified as cost of sales.

The Global Realignment Program is expected to reduce our costs by approximately $800 million annually after its complete implementation, which is expected by the end of fiscal 2002. We believe that the measures taken under the Program will provide us the flexibility to meet our customers' current operating needs without sacrificing our ability to expand our businesses and respond to future increases in business levels.

The Global Realignment Program represents our concerted efforts to respond to the current demands of our industry. However, these efforts may be inappropriate or insufficient. The Global Realignment Program may not be successful in achieving the cost reductions or other benefits expected, may be insufficient to align our operations with customer demand and the changes affecting our industry, or may be more costly or extensive than currently anticipated.

Impact of Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. In addition, SFAS 141 further clarifies the criteria to recognize intangible assets separately from goodwill. Specifically, SFAS 141 requires that an intangible asset may be separately recognized only if such an asset meets the contractual-legal criterion or the separability criterion. The requirements of Statement 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001 (i.e., the acquisition date is July 1, 2001 or after). We are currently evaluating the impact of SFAS 141 and have not yet determined the impact that adopting SFAS 141 will have on its financial statements. On adoption, we will be required to reassess the goodwill and intangible assets previously recorded in acquisitions prior to July 1, 2001 to determine if the new recognition criteria for an intangible asset to be recognized apart from goodwill are met. As of September 30, 2001, we have approximately $42.2 million of separately recognized intangible assets that do not meet the new recognition criteria for an intangible asset to be recognized apart from goodwill and the unamortized balance as of June 30, 2002 will be reclassified to goodwill.

In July 2001, the FASB issued Statements of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. For intangible assets with indefinite useful lives, the impairment review will involve a comparison of fair value to carrying value, with any excess of carrying value over fair value being recorded as an impairment loss. For goodwill, the impairment test shall be a two-step process, consisting of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the fair value, the implied fair value of the reporting unit goodwill is compared to the carrying amount of the reporting unit goodwill. Any excess of the carrying value of the reporting unit goodwill over the implied fair value of the reporting unit goodwill will be recorded as an impairment loss. Separable intangible assets that are deemed to have a finite life will continue to be amortized over their useful lives (but with no maximum life). Intangible assets with finite useful lives will continue to be reviewed for impairment in accordance with Statements of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we will apply the new accounting rules beginning July 1, 2002 and will reassess the useful lives of its separately recognized intangible assets in the first quarter of fiscal 2003. We will review for impairment previously recognized intangible assets that are deemed to have indefinite lives upon the completion of this analysis in the first quarter of fiscal 2003. Additionally, upon the adoption of SFAS 142, we will perform a transitional impairment review related to the carrying value of goodwill as of July 1, 2002 by the end of the second quarter of fiscal 2003. Because of the different transition dates for goodwill and intangible assets acquired on or before June 30, 2001 and those acquired after that date, pre-existing goodwill and intangibles will be amortized during this transition period until adoption whereas new goodwill and indefinite lived intangible assets acquired after June 30, 2001 will not. We are currently in the process of determining its reporting units for the purpose of applying the impairment test, analyzing how fair value will be determined for purposes of applying SFAS 142 and quantifying the anticipated impact of adopting the provisions of SFAS 142. The adoption of SFAS 142 is expected to have a material impact on the results of operations primarily due to the nonamortization of goodwill subsequent to the adoption of SFAS 142. Amortization of goodwill was $332.7 million for the three months ended September 30, 2001.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes SFAS 121 and the provisions of Accounting Principles Board Opinion (APB 30), "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" with regard to reporting the effects of a disposal of a segment of a business. SFAS 144 retains many of the provisions of FAS 121, but significantly changes the criteria that would have to be met to classify an asset as held for disposal such that long-lived assets to be disposed of other than by sale are considered held and used until disposed of. In addition, SFAS 144 retains the basic provisions of APB 30 for presentation of discontinued operations in the statement of operations but broadens that presentation to a component of an entity. We will apply SFAS 144 beginning July 1, 2002. We are currently evaluating the potential impact, if any, the adoption of SFAS 144 will have on its financial position and results of operations.

RESULTS OF OPERATIONS -- FIRST QUARTER OF 2002 COMPARED TO FIRST QUARTER OF 2001

Net Sales. For the three months ended September 30, 2001, net sales of $328.6 million represented a decrease of $457.9 million or 58 percent compared to the same period of the prior year. The decline in our net sales is due to: (i) lower demand across all telecommunication products due to the severe industry downturn; (ii) price declines in our products; and (iii) generally weaker global economy. The impact of acquisitions completed subsequent to September 30, 2000 provided approximately $43.3 million of net sales for the three months ended September 30, 2001. Separate discussions with respect to net sales and operating profits for each of our reportable operating segments can be found under the heading Operating Segment Information.

We had one customer representing more than ten percent of net sales during the three months ended September 30, 2001 compared to three in the comparable prior year period. During the three months ended September 30, 2001, Alcatel represented 14 percent of net sales. During the three months ended September 30, 2000, Nortel, Lucent, and Alcatel represented 17 percent, 15 percent and 11 percent of net sales, respectively.

Net sales to customers outside North America represented 30 percent of net sales for the three months ended September 30, 2001 and 2000.

Gross Margin. Gross margin decreased to negative 4 percent for the three months ended September 30, 2001 from 44 percent in the comparable fiscal 2001 period. The decrease in gross margin was primarily due to the following: (i) inventory write-downs of $62.4 million largely for products becoming obsolete in connection with new product introductions; (ii) price declines in our products;
(iii) higher warranty costs during the three months ended September 30, 2001 compared to the same period of the prior year; (iv) non-recurring costs associated with the Global Realignment Program of $25.9 million; and, (v) non-cash stock compensation expenses of $8.6 million.

Our gross margin can generally be affected by a number of factors, including product mix, customer mix, applications mix, product demand, pricing pressures, manufacturing constraints, warranty costs, higher costs resulting from new production facilities, product yield, non-cash stock compensation expenses, and acquisitions of businesses that may have different margins than ours. If actual orders do not match our forecasts, as we experienced in the second half of 2001 and the first quarter of fiscal 2002, we may have excess or shortfalls of some materials and components as well as excess inventory purchase commitments. Furthermore, we could experience reduced or delayed product shipments or incur additional inventory write-downs and cancellation charges or penalties, which would increase our costs and could seriously harm our business. Considering these factors, gross margin fluctuations are difficult to predict and there can be no assurance that we will achieve or maintain gross margin percentages at historical levels in future periods.

Research and Development. Research and development ("R&D") expense was $69.2 million, or 21 percent of net sales for the three months ended September 30, 2001 as compared to $62.4 million, or 8 percent of net sales for the three months ended September 30, 2000. The increase in R&D spending is due to the continued development and enhancement of existing products, non-cash stock compensation expense of $4.9 million, and the inclusion of acquisitions completed subsequent to September 30, 2000. These increases were offset by the elimination of overlapping product development programs as part of our Global Realignment Program. The increase in R&D as a percentage of net sales is due to our net sales declining faster than our R&D spending.

We believe that continued investment in R&D is critical to attaining our strategic objectives. However, due to our recent announced Global Realignment Program, we expect our level of R&D expenses to decline in future quarters. We expect to spend over 15 percent of net sales over the remainder of fiscal 2002 on R&D. There can be no assurance that expenditures for R&D will continue at expected levels or that such expenditures will be successful or that improved processes or commercial products will result from these projects.

Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expense was $106.3 million, or 32 percent of net sales for the three months ended September 30, 2001 as compared to $116.2 million, or 15 percent of net sales for the three months ended September 30, 2000. The decrease in SG&A spending was due to the following (i) lower expenses resulting from the Global Realignment Program, (ii) lower payroll tax expenses related to the lower value of non-qualified stock option exercises, and (iii) lower sales commissions. These cost reductions were offset by (i) non-cash stock compensation expenses of $10.3 million and (ii) higher depreciation charges resulting from the implementation of our Enterprise Resource Planning system, the acquisition of SDL, and other information technology capital assets.

Due to our Global Realignment Program, we expect our SG&A expenses to decline in future quarters. We also expect to continue incurring charges to operations, which to date have been within management's expectations, associated with integrating recent acquisitions. There can be no assurance however as to the amount or nature of our future SG&A expenses.

Amortization of Purchased Intangibles. For the three months ended September 30, 2001, amortization of purchased intangibles ("API") expense of $443.3 million or 135 percent of net sales represented a decrease of $664.1 million or 60 percent as compared to the same period of the prior year. The decrease in API is due to the intangible assets written-off during the third and fourth quarters of fiscal 2001.

We expect that our API expense will continue to contribute or cause net losses, at least through the end of fiscal 2002 at which time new accounting rules will apply. The balance at September 30, 2001, of goodwill and other intangibles arising from acquisition activity was $6.6 billion (see Note 6 of Notes to Consolidated Condensed Financial Statements).

Acquired In-process Research and Development. During September 2000, we acquired Epion which resulted in the write-off of acquired in-process research and development ("IPR&D") of $8.9 million. This amount was expensed on the acquisition date because the acquired technology had not yet reached technological feasibility and had no future alternative use. There can be no assurance that acquisitions of businesses, products or technologies by us in the future will not result in substantial charges for acquired IPR&D that may cause fluctuations in our quarterly or annual operating results.

A description of the current status of acquired in-process research and development projects for each acquisition can be found later in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Reduction of Goodwill and Other Long-lived Assets. Pursuant to our Global Realignment Program, we restructured certain of our businesses and realigned our operations to focus on profit contribution, high growth markets, and core opportunities, we reduced the workforce that had been valued in previous acquisitions. In accordance with SFAS 121, we wrote the related intangible assets down to their fair value and recorded a charge of $10.8 million related to the reduction in purchased intangibles and $31.2 million related to goodwill associated with these assets.

It is possible that the estimates and assumptions used under a SFAS 121 assessment may change in the near term resulting in the need to write-down our goodwill and other long-lived assets. In addition, it is possible we may incur additional reductions in goodwill if our market capitalization declines to a level that is less than our net assets in future periods.

Restructuring Costs. In April 2001, we initiated the Global Realignment Program (the "Program"), under which we are restructuring our business in response to the changes in our industry and customer demand and as part of our continuing overall integration program. Consequently, this resulted in us recording $264.3 million and $243.0 million related to restructuring activities in the fourth quarter of fiscal 2001 and first quarter of fiscal 2002, respectively. During the three months ended September 30, 2001, we incurred non-cash changes and cash payments related to the Global Realignment Program of $141.3 million and $41.8 million, respectively.

Restructuring activities Phase 2

During the three months ended September 30, 2001, we completed and approved plans to close eight operations located in North America, Europe and Asia, vacate approximately eleven buildings or 0.8 million square feet of manufacturing and office space at operations to be closed, as well as at continuing operations, and reduce our workforce by approximately 5,156 employees.

Worldwide workforce reduction

During the three months ended September 30, 2001, we recorded a charge of approximately $55.8 million primarily related to severance and fringe benefits associated with the reduction of 5,156 employees. Of the 5,156 terminations for which costs have been accrued prior to September 30, 2001, 4,232 were engaged in manufacturing activities and 4,818, 292, and 46 were from sites located in North America, Europe and Asia, respectively. As of September 30, 2001, 2,951 employees had been terminated under Phase 2 of the restructuring activities. The workforce reduction in aggregate under the Global Realignment Program is 16,000 employees.

The remaining cash expenditures related to workforce reduction and completed termination agreements will be paid throughout the second and third quarters of fiscal 2002.

Consolidation of excess facilities and equipment

The consolidation of excess facilities includes the closure of certain manufacturing, research and development facilities, and administrative and sales offices throughout North America, Europe and Asia for business activities that have been restructured as part of the Program. The operations being closed as of September 30, 2001 under Phase 2 of the Restructuring Program are in Arnhem, Netherlands; Plymouth, United Kingdom; Witham, United Kingdom; Manteca, California; Gloucester, Massachusetts; Victoria, British Columbia; and two operations in Ottawa, Ontario. The total number of sites closed under the Global Realignment Program, including both Phase 1 and Phase 2, is seventeen.

Property and equipment that was disposed or removed from operations resulted in a charge of $141.3 million of which $11.8 million, $129.5 million and nil related to the Thin Film Products and Instrumentation Group, Transmission and Network Components Group, and other operating segments, respectively. The property and equipment write-down consisted primarily of leasehold improvements, computer equipment and related software, production and engineering equipment, and office equipment, furniture, and fixtures. In addition, we incurred a charge of $45.9 million for exiting and terminating leases primarily related to excess or closed facilities with planned exit dates. We estimated the cost of exiting and terminating the facility leases based on the contractual terms of the agreements and then current real estate market conditions. We determined that it would take approximately three to twenty-four months to sublease the various properties that will be vacated in connection with Phase 2 of the restructuring activities.

Amounts related to the lease expense (net of anticipated sublease proceeds) will be paid over the respective lease terms through 2020. We anticipate completing implementation of our restructuring program during the next twelve months.

 Reduction in value of investments. At September 30, 2001, we had 24.7 million shares of Nortel common stock at a market value of $138.6 million. During the quarter, we recognized a reduction in market value of $84.5 million associated with the 24.7 million shares held by us as of September 30, 2001, as we determined the decline in the market value of the shares of Nortel common stock to be other-than-temporary. We also recorded a charge of $9.6 million in connection with other available-for-sale investments because of an other-than-temporary decline in market value. In addition, we recorded a charge of $12.4 million related to a decline the fair value of our non-marketable equity securities accounted for under the cost method that was deemed to be other-than-temporary.

Activity Related to Equity Investments. For the three months ended September 30, 2001, activity related to equity investments was $19.3 million. This includes:
(i) a $13.9 million charge to earnings to write down the carrying value of our investment in ADVA due to a other-than-temporary decline in its market value,
(ii) $0.7 million of amortization expense related to the difference between the cost of the investment and the underlying equity in the net assets of ADVA; and
(iii) $4.7 million related to our share of the net loss of ADVA and other equity method investments and net income on the Photonics Fund.

Interest and Other Income. Net interest income increased $1.5 million during the three months ended September 30, 2001 over that of the comparable period during fiscal 2001 because of additional cash received from the proceeds of employee stock ownership programs and the sale of equity investments in interest income generating investments.

Income Tax Expense. We recorded a tax provision of $195.2 million in the first quarter of 2002 as compared to $43.9 million in the same period of the prior year. The provision for income taxes recorded in the first quarter of 2002 differs from the expected tax benefit that would be calculated by applying the federal statutory rate to the loss before income taxes primarily due to non-deductible acquisition-related charges, write-offs of deferred tax assets recorded in prior business combinations relating to assumed employee stock options that either expired unexercised or were exercised during the quarter when the market value of the underlying stock was less than the previously recorded value at the business combination date, and increases in the valuation allowance for non current deferred tax assets due to a reduction in our forecast of future domestic taxable income. Although realization of our net deferred tax assets as of September 30, 2001 is not assured, management believes it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, could be reduced in the near term if forecasts of future domestic taxable income are reduced.

We anticipate that our tax provision or benefit for income taxes recorded in subsequent quarters of fiscal 2002 may be affected by write-offs of deferred tax assets recorded for employee stock options assumed in prior business combinations that either expire unexercised or are exercised in subsequent quarters when the market value of the underlying stock is less than the previously recorded value at the business combination date.

Operating Segment Information

Transmission and Network Components. Net sales for the Transmission and Network Components Group decreased 65 percent in the three months ended September 30, 2001 compared to the comparable period in the prior year. The decrease in net sales is due a lower demand across all the products due to the severe telecommunications industry downturn. Net sales for the three months ended September 30, 2001 also include a full quarter's contribution of net sales from the acquisition of SDL. Operating loss as a percentage of net sales was 133 percent during the current quarter as compared to operating income of 31 percent of net sales for the comparable period in the prior year. The decrease in operating income as a percentage of net sales was due to the significant decline in sales during the current period resulting in a higher fixed cost base, inventory write-downs, and the costs associated with the Global Realignment Program implemented during April 2001.

Thin Film Products and Instrumentation. Net sales for the Thin Film Products and Instrumentation Group decreased 5 percent in the three months ended September 30, 2001 compared to the comparable period in the prior year. The decrease in net sales for the Thin Film Products and Instrumentation Group was primarily due to significant unit volume declines of the Instrumentation products during the three months ended September 30, 2001. Operating loss as a percentage of net sales was 21 percent during the current quarter as compared to operating income of 66 percent of net sales for the comparable period in the prior year. The decrease in operating income as a percentage of net sales was due to the decline in sales during the current period resulting in a higher fixed cost base, inventory write-downs, and the costs associated with the Global Realignment Program implemented during April 2001.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, our combined balance of cash, cash equivalents and short-term investments was $1,754.1 million. Operating activities generated $67.1 million during the three months ended September 30, 2001 primarily resulting from the following: (i) non-cash accounting charges for depreciation, stock based compensation, reduction of goodwill and other long-lived assets, non-cash restructuring costs, reduction in the value of investments, activity related to equity method investments, and amortization of intangibles, (ii) decrease in accounts receivable, and (iii) decrease in net deferred income taxes. These items were partially offset by a decrease in current liabilities.

Cash used by investing activities was $569.5 million in the three months ended September 30, 2001. We incurred capital expenditures of $55.6 million for facilities expansion and capital equipment purchases during the first quarter of fiscal 2002. We currently expect to spend approximately $150 million for capital equipment purchases and leasehold improvements during the remainder of fiscal 2002, although there can be no assurance as to the actual level and nature of our future capital expenditures. During the first three months of fiscal 2002, we invested excess net cash of $502.9 million in short-term investments.

Our financing activities for the three months ended September 30, 2001 provided cash of $31.3 million. The exercise of stock options and the sale of stock through our employee stock purchase plans provided $33.4 million in cash offset by the repayment of assumed debt of $2.1 million.

We had $10.7 million of debt outstanding at September 30, 2001. This debt was assumed from entities we acquired. We can, at our election, prepay the debt. In addition, we have two standby letter of credit facilities totaling approximately $11.0 million. We also had an unsecured operating U.S. dollar line of credit totaling $25.0 million. We had no outstanding borrowings under this facility at September 30, 2001.

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

SDL

The products under development at the time of acquisition included: (1) pump laser chips; (2) pump laser modules; (3) Raman chips and amplifiers; (4) external modulators and drivers; and (5) industrial laser products. The pump laser chips and industrial laser products have been completed at a cost consistent with our expectations. The pump laser modules and Raman chips are expected to be completed by the fourth quarter of fiscal 2002. We have incurred costs of $31.9 million, with estimated costs to complete of $3.9 million. The differences between the actual outcome noted above and the assumptions used in the original valuation of the technology are not expected to significantly impact our results of operations and financial position.

Epion

The products under development at the time of acquisition included Gas Cluster Ion Beam technology used for atomic scale surface smoothing and cleaning where surface or film quality is of great importance. Epion has incurred $2.9 million to date and estimates that a total investment of approximately $4.0 million in research and development over the next 24 months will be required to complete the IPR&D. The nature of the efforts required to develop the purchased IPR&D into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements. The differences between the actual outcome noted above and the assumptions used in the original valuation of the technology are not expected to significantly impact our results of operations and financial position.

E-TEK

The products under development at the time of acquisition included: (1) wavelength division multiplexers (WDM's); (2) submarine products; and (3) other component products and modules. The WDM and submarine products have been completed at a cost consistent with our expectations. Our development efforts for other components and modules include attenuators, circulators, switches, dispersion equalization monitors and optical performance monitors. Our development efforts fell behind schedule on some of these products but are now complete at a cost of $7.7 million. The differences between the actual outcome noted above and the assumptions used in the original valuation of the technology are not expected to significantly impact our results of operations and financial position.

OCLI

The products under development at the time of the acquisition included: (1) thin film filters and switches, (2) optical display and projection products, and (3) light interference pigments. Thin film filters includes switches and dispersion compensators. The MEMS 2x2 Switch development has been terminated at OCLI and transferred to another division within the Company. Thin film dispersion compensator research has been cancelled. We incurred post acquisition costs of approximately $4.9 million. The optical display and projection products development has been terminated due to the uncertainty of current market conditions. Light interference pigments are currently in the commercial stage of the development cycle for this product family and these projects were completed in the first quarter of calendar year 2002. We have incurred post-acquisition research and development expenses of approximately $16.2 million and estimates that cost to complete these projects will be another $0.4 million. The differences between the actual outcome noted above and the assumptions used in the original valuation of the technology are not expected to significantly impact our results of operations and financial position.

SIFAM

The products under development at the time of the acquisition included: (1) miniature couplers; (2)-combined components; and (3) micro-optic devices. Miniature coupler development and combined components development are complete at a cost consistent with our expectations. Micro-optic device development is currently being evaluated relative to similar efforts already underway within our organization. The costs incurred post acquisition for micro-optic device development has been consistent with our expectations.

EPITAXX

The products under development at the time of the acquisition included (1) high-speed receivers and (2) an optical spectrum analyzer product. The high-speed receiver and optical spectrum analyzer have been completed at costs consistent with our expectations.

JDS FITEL

The products under development at the time of our merger included: (i) Thermo Optic Waveguide Attenuators, (ii) Solid State Switch, (iii) 50 GHz WDM, and (iv) Erbium Doped Fiber Amplifiers ("EDFA"). Thermo Optic Waveguide Attenuator development was discontinued in the first quarter of 2001, due to lower than expected demands for this product, and higher demands for other products. Solid State Switch, WDM and EDFA developments are complete at a cost consistent with our expectations.

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

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted because of a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations because of changes in interest rates or we may suffer losses in principal if forced to sell securities that have seen a decline in market value because of changes in interest rates.

Our investments are made in accordance with an investment policy approved by the Board of Directors. Under this policy, no investment securities can have maturities exceeding three years and the average duration of the portfolio can not exceed eighteen months.

LEASES

We are exposed to interest rate risk associated with leases on our facilities where payments are tied to the London Interbank Offered Rate ("LIBOR"). We have evaluated the hypothetical change in lease obligations held at September 30, 2001 due to changes in the LIBOR. The modeling technique used measures hypothetical changes in lease obligations arising from selected hypothetical changes in LIBOR. The hypothetical market changes reflected immediate parallel shifts in the LIBOR curve of plus or minus 50 BPS, 100 BPS, and 150 BPS over a 12-month period. The results of this analysis were not material in comparison to our financial results.

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

We are experiencing decreased sales and increased difficulty in predicting future operating results

As the result of currently unfavorable economic and market conditions, (a) our sales are declining, (b) we are unable to predict future sales accurately, and
(c) we are currently unable to provide long-term guidance for future financial performance. The conditions contributing to this difficulty include:

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

Implementation of the Global Realignment Program involves reductions in our workforce and facilities and, in certain instances, the relocation of products, technologies and personnel. We will incur significant expenses to implement the program and we expect to realize significant future cost savings as a result. As with our other integration efforts, the Global Realignment Program may not be successful in achieving the expected benefits within the expected timeframes, may be insufficient to align our operations with customer demand and the changes affecting our industry, may disrupt our operations, or may be more costly than currently anticipated. Even if the Global Realignment Program is successful, our sales must increase for us to be profitable.

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

During the last quarter of fiscal 2001, under applicable accounting rules, we began to evaluate the carrying value of our goodwill and certain other long-lived assets. As the result of this evaluation, we recorded reductions of $39.8 billion and $10.3 billion in goodwill and other intangible assets for the quarters ended March 31, 2001 and June 30, 2001, respectively. In addition, we recorded a $715 million charge for the quarter ended March 31, 2001 to write down the value of our investment in ADVA. It is possible that our operating results would be adversely affected by additional write-downs of our goodwill and other long-lived assets.

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

INTERRUPTIONS AFFECTING OUR KEY SUPPLIERS COULD DISRUPT PRODUCTION, COMPROMISE OUR PRODUCT QUALITY AND ADVERSELY AFFECT OUR SALES

We obtain various components included in the manufacture of our products from single or limited source suppliers. A disruption or loss of supplies from these companies or a price increase for these components would materially harm our results of operations, product quality and customer relationships. In addition, we currently utilize a sole source for the crystal semiconductor chip sets incorporated in our solid state microlaser products for use in our solid state laser products from Opto Power Corporation and GEC. We obtain lithium niobate wafers, gallium arsenide wafers, specialized fiber components and some lasers used in our telecommunications products primarily from Crystal Technology, Inc., Fujikura, Ltd., Philips Key Modules and Sumitomo, respectively. These materials are important components of certain of our products and we currently do not have alternative sources for such materials. Also, we do not have long-term or volume purchase agreements with any of these suppliers, and these components may not in the future be available in the quantities required by us, if at all, in which case our business could be materially harmed.

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

As a consequence of the current economic downturn and as part of our Global Realignment Program, we announced a reduction in our global workforce from 29,000 employees to 13,000 employees. To date, we have not lost the services of any personnel (either through the announced reduction or otherwise), which has had or which we expect will have a material adverse effect on our business or financial condition. However, we cannot predict the impact our recent workforce reductions and any reductions we are compelled to make in the further will have on our ability to attract and retain key personnel in the future.

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

Our intellectual property rights may not be adequately protected

Our future depends in part upon our intellectual property, including trade secrets, know-how and continuing technological innovation. We currently hold numerous U.S. patents on products or processes and corresponding foreign patents and has applications for some patents currently pending. The steps taken by us to protect our intellectual property may not adequately prevent misappropriation or ensure that others will not develop competitive technologies or products. Other companies may be investigating or developing other technologies that is similar to our own. It is possible that patents may not be issued from any application pending or filed by us and, if patents do issue, the claims allowed may not be sufficiently broad to deter or prohibit others from marketing similar products. Any patents issued to us may be challenged, invalidated or circumvented. Further, the rights under our patents may not provide a competitive advantage to us. In addition, the laws of some territories in which our products are or may be developed manufactured or sold, including Asia, Europe or Latin America may not protect our products and intellectual property rights to the same extent as the laws of the United States.

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

OUR CURRENTLY OUTSTANDING PREFERRED STOCK AND OUR ABILITY TO ISSUE ADDITIONAL PREFERRED STOCK COULD HARM THE RIGHTS OF OUR COMMON STOCKHOLDERS

In connection with the acquisition of Uniphase Netherlands in June 1998, we issued 100,000 shares of non-voting, non-cumulative Series A Preferred Stock to Philips Electronics having a par value of $0.001 per share. The Series A Preferred Stock is generally convertible into additional shares of common stock based on an agreed upon formula for annual and cumulative shipments of certain products during the four-year period ending June 30, 2002. The number of shares of common stock to be issued upon conversion of this preferred stock is tied to unit shipments of certain products by UNL during the four-year period ending June 30, 2002 and our stock price at the date the contingency attributable to the unit shipments is removed. During the fourth quarter of 2001, Uniphase Netherlands achieved cumulative shipments of certain products that will require us to issue at least $90.8 million of the Company's common stock to Philips. The number of common shares to be issued is based on the stock price at the end of the earn-out period and cannot currently be calculated.

In June 1998, we adopted a Stockholder Rights Agreement, as amended and declared a dividend distribution of one right per share of common stock for stockholders of record as of July 6, 1998. As adjusted for stock splits and dividends by us, each outstanding share of our common stock currently includes one-eighth of a right. Each right entitles stockholders to purchase 1/1000 share of our Series B Preferred Stock at an exercise price of $3,600. The rights only become exercisable in certain limited circumstances following the tenth day after a person or group announces acquisitions of or tender offers for 15 percent or more of our common stock. For a limited period of time following the announcement of any such acquisition or offer, the rights are redeemable by us at a price of $0.01 per right. If the rights are not redeemed, each right will then entitle the holder to purchase common stock having the value of twice the then-current exercise price. For a limited period of time after the exercisability of the rights, each right, at the discretion of our board of directors, may be exchanged for either 1/1000 share of Series B Preferred Stock or one share of common stock per right. The rights expire on June 22, 2008.

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

The issuance of Series B Preferred Stock or any preferred stock subsequently issued by our board of directors, under some circumstances, could have the effect of delaying, deferring or preventing a change in control.

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

FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q which are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. A forward-looking statement may contain words such as "plans," "hopes," "believes," "estimates," "will continue to be," "will be," "continue to," "intend," "expect to," "anticipate that," " to be" or "can impact" or similar words. These forward-looking statements include any statements we make, or implications suggested by statements we make, as to:

- the impact on our business and financial condition of new Financial Accounting Standards ("FAS") -- FAS 141, FAS 142 and FAS 144.

- our ability to realize our deferred tax assets and the effect of deferred tax assets recorded for assumed employee stock options on our tax provision or benefit for income taxes recorded in future periods.

- the future prospects for and growth of us and our industry, including, without limitation, (a) the extent and duration of the current economic downturn, (b) the timing and extent of any recovery from such downturn,
        (c) the viability, development and growth of new fiber optic telecommunications markets, including the metro and fiber to the curb markets, and (d) the benefits and opportunities for us and others in our industry provided by such new markets,

- the implementation of our Global Realignment Program, the timing and level of cost reductions and other benefits we expect to receive as a result of the Program, and the expected cost to complete the Program, including, without limitation, (a) the level of the expected workforce reductions, (b) the benefits we expect to receive from the elimination and consolidation of research and development programs and manufacturing facilities, and (c) the benefits we expect to receive from integrating our sales force and restructuring our customer service program,

- the sufficiency of existing cash balances and investments, together with cash flow from operations and available lines of credit to meet our liquidity and capital spending requirements for future periods, and

- the cost to complete our acquired in-process research and development and the expected amortization of such costs.

Management cautions that forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in such forward-looking statements. These risks and uncertainties include, among other things, the risk that (1) the current economic downturn may be more severe and long-lasting than we can anticipate, and, notwithstanding our projections, beliefs and expectations for our business, may cause our business and financial condition to suffer, (2) due to the current economic slowdown, in general, and setbacks in our customers' businesses, in particular, our ability to predict our financial performance, in particular, and our future success, in general, for future periods is far more difficult than in previous periods; (3) our ongoing integration and restructuring efforts, including, among other things, the Global Realignment Program, may not be successful in achieving their cost saving and other expected benefits, may be insufficient to align our operations with customer demand and the changes affecting our industry, or may be more costly or extensive than currently anticipated; (4) increasing pricing pressure, as the result of the economic downturn and competitive factors, may harm our revenues and profit margins; (5) our research and development programs may be insufficient or too costly or may not produce new products, with performance, quality, quantity and price levels satisfactory to our customers; and (6) our ongoing efforts to reduce product costs to our customers, through, among other things, automation, improved manufacturing processes and product rationalization may be unsuccessful. Further, our future business, financial condition and results of operations could differ materially from those anticipated by such forward- looking statements and are subject to risks and uncertainties including the risks set forth above. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform such statements to actual results or to changes in our expectations.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        N/A

ITEM 2. CHANGES IN SECURITIES

During the first quarter of fiscal 2002, the Company issued 0.5 million shares of the Company's common stock in connection with the acquisition of OPA valued at $4.0 million. These shares were issued in connection with milestones achieved as part of initial purchase agreement. The issuance of the common stock was exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended.

During the first quarter of fiscal 2002, the Company issued 0.3 million shares of the Company's common stock to Rockwell International Corporation. The issuance of common stock was exempt from registration pursuant to Section 4(2) of the Securities Act regarding transactions by an issuer not involving any public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        N/A

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        N/A

ITEM 5. OTHER INFORMATION

        N/A

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    a)  Exhibits

        99.1          Beneficial Ownership Table

    b)  Reports on Form 8-K

The Company filed five reports on Form 8-K during the quarter ended September 30, 2001. Information regarding the items reported on is as follows:

DATE OF REPORT           ITEM REPORTED ON
--------------           ----------------
September 24, 2001       Regulation FD disclosure in connection with revised guidance for future periods.

September 19, 2001       Regulation FD disclosure in connection with additional
                         charges recorded to fiscal 2001 results.

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

July 24, 2001            Regulation FD disclosure in connection with a

                         stockholder update delivered by the officers of the Company on July 24, 2001 that included written communication comprised of slides.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           JDS Uniphase Corporation
                             ---------------------------------------------------
                                               (Registrant)

Date: November 12, 2001                    /s/ Anthony R. Muller
                             ---------------------------------------------------
                             Anthony R. Muller, Executive Vice President and CFO (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT NO.                      DESCRIPTION
-----------                      -----------
99.1                      Beneficial Ownership Table