Form 10-Q
period 2001-12-29
JDS UNIPHASE CORP /CA/
filed 2002-02-11
CIK 912093

                              [JDS UNIPHASE LOGO]

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 29, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                 to
                                      ---------------    ---------------

                         Commission file number 0-22874

                            JDS Uniphase Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                 94-2579683
----------------------------------------    ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

         1768 Automation Parkway
              San Jose, CA                                  95131
----------------------------------------    ------------------------------------
(Address of principal executive offices)                 (Zip Code)

                                 (408) 546-5000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year if
                           changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of Common Stock outstanding as of January 25, 2002 was 1,357,311,581, including 153,546,653 Exchangeable Shares of JDS Uniphase Canada Ltd. Each Exchangeable share is exchangeable at any time into Common Stock on a one-for-one basis, entitles a holder to dividend and other rights economically equivalent to those of the Common Stock, and through a voting trust, votes at meetings of stockholders of the Registrant.

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            JDS UNIPHASE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (in millions)

                                                     December 31,      June 30,
                                                         2001            2001
                                                     ------------     ---------
                                                     (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                         $    215.3      $    762.8
   Short-term investments                               1,437.6         1,049.4
   Accounts receivable, less allowance for
      doubtful accounts of $51.5 at December 31,
      2001 and $40.3 at June 30, 2001                     191.6           477.6
   Inventories                                            181.0           287.6
   Deferred income taxes                                  313.0           340.2
   Refundable income taxes                                 77.1            31.2
   Other current assets                                    39.4            87.5
                                                     ----------      ----------
      Total current assets                              2,455.0         3,036.3

Property, plant and equipment, net                        957.6         1,173.0
Deferred income taxes                                     301.6           806.3
Goodwill and other intangible assets, net               5,142.6         7,045.6
Long-term investments                                     111.1           169.0
Other assets                                               10.8            15.2
                                                     ----------      ----------
      Total assets                                   $  8,978.7      $ 12,245.4
                                                     ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                  $     92.7      $    190.6
   Accrued payroll and related expenses                    93.8           133.0
   Income taxes payable                                    39.3            30.6
   Restructuring accrual                                  134.7           105.2
   Deferred income taxes                                   57.3            63.0
   Warranty accrual                                        83.8            49.7
   Other current liabilities                              200.7           276.4
                                                     ----------      ----------
      Total current liabilities                           702.3           848.5

Deferred income taxes                                     566.2           672.4
Other non-current liabilities                               4.6             5.2
Long-term debt                                              5.7            12.8

Stockholders' equity:
   Preferred stock                                           --              --
   Common stock and additional paid-in capital         68,293.3        67,955.3
   Accumulated deficit                                (60,579.3)      (57,224.4)
   Accumulated other comprehensive loss                   (14.1)          (24.4)
                                                     ----------      ----------
      Total stockholders' equity                        7,699.9        10,706.5
                                                     ----------      ----------
      Total liabilities and stockholders' equity     $  8,978.7      $ 12,245.4
                                                     ==========      ==========

     See accompanying notes to condensed consolidated financial statements

                            JDS UNIPHASE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in millions, except per share data)
                                   (unaudited)

                                                          Three Months Ended               Six Months Ended
                                                     ----------------------------    ----------------------------
                                                     December 31,    December 31,    December 31,    December 31,
                                                         2001            2000            2001            2000
                                                     ------------    ------------    ------------    ------------
Net sales                                             $   286.1       $   925.1       $   614.7       $ 1,711.6
Cost of sales                                             335.6           449.8           678.9           886.4
                                                      ---------       ---------       ---------       ---------
Gross profit (loss)                                       (49.5)          475.3           (64.2)          825.2

Operating expenses:
  Research and development                                 64.1            71.2           133.3           133.6
  Selling, general and administrative                      98.4           105.7           204.7           221.9
  Amortization of purchased intangibles                   441.3         1,104.1           884.6         2,211.6
  Acquired in-process research and development             22.1              --            22.1             8.9
  Reduction of goodwill and other long-lived assets     1,267.6              --         1,309.6              --
  Restructuring charges                                      --              --           243.0              --
                                                      ---------       ---------       ---------       ---------
Total operating expenses                                1,893.5         1,281.0         2,797.3         2,576.0
                                                      ---------       ---------       ---------       ---------

Loss from operations                                   (1,943.0)         (805.7)       (2,861.5)       (1,750.8)

Interest and other income, net                              9.7            12.2            24.8            25.8
Gain on sale of investments                                 6.4              --             6.4              --
Activity related to equity method investments             (25.8)          (52.3)          (45.1)          (93.5)
Reduction in fair value of investments                       --              --          (106.5)             --
                                                      ---------       ---------       ---------       ---------

Loss before income taxes                               (1,952.7)         (845.8)       (2,981.9)       (1,818.5)
Income tax expense                                        177.8            49.6           373.0            93.5
                                                      ---------       ---------       ---------       ---------

Net loss                                              $(2,130.5)      $  (895.4)      $(3,354.9)      $(1,912.0)
                                                      =========       =========       =========       =========

Basic and dilutive net loss per share                 $   (1.60)      $   (0.93)      $   (2.53)      $   (2.00)
                                                      =========       =========       =========       =========
Shares used in per share calculation:
  Basic and dilutive                                    1,330.1           963.3         1,326.8           953.7
                                                      =========       =========       =========       =========

      See accompanying notes to condensed consolidated financial statements

                            JDS UNIPHASE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in millions)
                                   (unaudited)

                                                                                            Six Months Ended
                                                                                      ----------------------------
                                                                                      December 31,   December  31,
                                                                                          2001           2000
                                                                                      ------------   -------------
OPERATING ACTIVITIES
  Net loss .......................................................................     $(3,354.9)     $(1,912.0)
  Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation expense ........................................................         174.2           69.8
     Amortization expense ........................................................         884.6        2,211.6
     Acquired in-process research and development ................................          22.1            8.9
     Amortization of deferred compensation .......................................          53.4             --
     Reduction of goodwill and other long-lived assets ...........................       1,309.6             --
     Non-cash restructuring costs ................................................         141.3             --
     Activity related to equity method investments ...............................          45.1           93.5
     Gain on sale of investments .................................................          (6.4)            --
     Reduction in fair value of investments ......................................         106.5             --
     Change in deferred income taxes, net ........................................         403.8          (24.7)
     Loss on disposal of fixed assets ............................................          22.2             --
     Changes in operating assets and liabilities:
        Accounts receivable ......................................................         286.0         (248.7)
        Inventories ..............................................................         122.2         (111.8)
        Other current assets .....................................................         (31.8)         (21.3)
        Income taxes payable .....................................................           8.7          (20.3)
        Accounts payable, accrued liabilities, warranty accrual and
           other current liabilities .............................................        (124.4)         111.0
                                                                                       ---------      ---------
Net cash provided by operating activities ........................................          62.2          156.0
                                                                                       ---------      ---------

INVESTING ACTIVITIES
  Sale (purchase) of available-for-sale investments, net .........................        (429.7)          86.8
  Acquisitions of businesses, net of cash acquired ...............................        (114.7)         (68.4)
  Purchase of property, plant and equipment ......................................         (86.7)        (347.7)
  Sale of non-marketable investments .............................................          29.8             --
  Purchase of non-marketable investments .........................................         (30.7)          (8.8)
  Other assets, net ..............................................................           4.4          (10.5)
                                                                                       ---------      ---------
Net cash used in investing activities ............................................        (627.6)        (348.6)
                                                                                       ---------      ---------

FINANCING ACTIVITIES
  Repayment of debt ..............................................................         (27.5)         (16.8)
  Proceeds from issuance of common stock .........................................          46.0          319.7
                                                                                       ---------      ---------
Net cash provided by financing activities ........................................          18.5          302.9
                                                                                       ---------      ---------

Effect of exchange rate changes on cash and cash equivalents .....................          (0.6)           0.8
                                                                                       ---------      ---------

Increase (decrease) in cash and cash equivalents .................................        (547.5)         111.1
Cash and cash equivalents at beginning of period .................................         762.8          319.0
                                                                                       ---------      ---------
Cash and cash equivalents at end of period .......................................     $   215.3      $   430.1
                                                                                       =========      =========

      See accompanying notes to condensed consolidated financial statements

                            JDS UNIPHASE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BUSINESS ACTIVITIES AND BASIS OF PRESENTATION

The financial information at December 31, 2001 and for the three and six months ended December 31, 2001 and 2000 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that JDS Uniphase Corporation ("JDS Uniphase" or the "Company") considers necessary for a fair presentation of the financial information set forth herein, in accordance with generally accepted accounting principles ("GAAP") for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such information does not include all of the information and footnotes required by GAAP for annual financial statements. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2001.

The balance sheet at June 30, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

The results for the three and six months ended December 31, 2001 may not be indicative of results for the year ending June 30, 2002 or any future periods.

The Company operates and reports financial results on a fiscal year ending on the Saturday closest to June 30. The second quarters of fiscal 2002 and 2001 ended on December 29, 2001 and December 30, 2000, respectively. For ease of discussion and presentation, all accompanying financial statements have been shown as ending on the last day of the calendar month.

Certain amounts in the comparative financial statements for prior periods and notes thereto have been reclassified to conform to current quarter presentation.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. In addition, SFAS 141 further clarifies the criteria to recognize intangible assets separately from goodwill. Specifically, SFAS 141 requires that an intangible asset may be separately recognized only if such an asset meets the contractual-legal criterion or the separability criterion. The requirements of SFAS 141 are effective for any business combinations accounted for by the purchase method that is completed after June 30, 2001. The Company is currently evaluating the impact of SFAS 141 and has not yet determined the impact that adopting SFAS 141 will have on its financial statements. On adoption, the Company will be required to reassess the goodwill and intangible assets previously recorded in acquisitions prior to July 1, 2001 to determine if the new recognition criteria for an intangible asset to be recognized apart from goodwill are met. As of December 31, 2001, the Company has approximately $39.1 million of separately recognized intangible assets that do not meet the new recognition criteria for an intangible asset to be recognized apart from goodwill and the unamortized balance as of June 30, 2002 will be reclassified to goodwill.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. For intangible assets with indefinite useful lives, the impairment review will involve a comparison of fair value to carrying value, with any excess of carrying value over fair value being recorded as an impairment loss. For goodwill, the impairment test shall be a two-step process, consisting of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the fair value, the implied fair value of the reporting unit goodwill is compared to the carrying amount of the reporting unit goodwill. Any excess of the carrying value of the reporting unit goodwill over the implied fair value of the reporting unit goodwill will be recorded as an impairment loss. Separable intangible assets that are deemed to have a finite life will continue to be amortized over their useful lives (but with no maximum life). Intangible assets with finite useful lives will continue to be reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company will apply the new accounting rules beginning July 1, 2002 and will reassess the useful lives of its separately recognized intangible assets in the first quarter of fiscal 2003. The Company will review for impairment previously recognized intangible assets that are deemed to have indefinite lives upon the completion of this analysis in the first quarter of fiscal 2003. Additionally, upon the adoption of SFAS 142, the Company will perform a transitional impairment review related to the carrying value of goodwill as of July 1, 2002 by the end of the second quarter of fiscal 2003. Because of the different transition dates for goodwill and intangible assets acquired on or before June 30, 2001 and those acquired after that date, pre-existing goodwill and intangibles will be amortized during this transition period until adoption whereas new goodwill and indefinite lived intangible assets acquired after June 30, 2001 will not. The Company is currently in the process of determining its reporting units for the purpose of applying the impairment test, analyzing how fair value will be determined for purposes of applying SFAS 142 and quantifying the anticipated impact of adopting the provisions of SFAS 142. The adoption of SFAS 142 is expected to have a material impact on the Company's results of operations primarily because goodwill will no longer be amortized subsequent to the adoption of SFAS 142. Amortization of goodwill was $331.6 million and $664.3 million for the three and six months ended December 31, 2001, respectively.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes SFAS 121 and the provisions of Accounting Principles Board Opinion No. 30 ("APB 30"), "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," with regard to reporting the effects of a disposal of a segment of a business. SFAS 144 retains many of the provisions of SFAS 121, but significantly changes the criteria that would have to be met to classify an asset as held for disposal such that long-lived assets to be disposed of other than by sale are considered held and used until disposed of. In addition, SFAS 144 retains the basic provisions of APB 30 for presentation of discontinued operations in the statement of operations but broadens that presentation to a component of an entity. The Company will apply SFAS 144 beginning July 1, 2002. The Company is currently evaluating the potential impact, if any, the adoption of SFAS 144 will have on its financial position and results of operations.

NOTE 2. COMPREHENSIVE LOSS

Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets consists of the accumulated net unrealized gains or losses on available-for-sale investments and foreign currency translation adjustments, net of the related tax effect for all periods presented. The tax effect was $16.3 million for the three months ended December 31, 2001 and immaterial for all other periods presented. At December 31, 2001 and June 30, 2001, the Company had a balance of unrealized gains on available-for-sale investments of $34.4 million and $5.8 million, respectively. Additionally, at December 31, 2001 and June 30, 2001, the Company had $48.5 million and $30.2 million, respectively, of foreign currency translation losses. The components of comprehensive loss are as follows (in millions):

                                                       Three Months Ended                Six Months Ended
                                                 -----------------------------     -----------------------------
                                                 December 31,     December 31,     December 31,     December 31,
                                                     2001             2000             2001             2000
                                                 ------------     ------------     ------------     ------------
Net loss                                          $ (2,130.5)      $   (895.4)      $ (3,354.9)      $ (1,912.0)
Change in unrealized gain or loss
   on available-for-sale investments, net               23.3              2.1             28.6              0.5
Change in foreign currency translation                  (0.3)            (3.2)           (18.3)           (18.5)
                                                  ----------       ----------       ----------       ----------

Comprehensive loss                                $ (2,107.5)      $   (896.5)      $ (3,344.6)      $ (1,930.0)
                                                  ==========       ==========       ==========       ==========


NOTE 3. FINANCIAL INSTRUMENTS

Investments:

At December 31, 2001, the Company had 24.7 million shares of Nortel Networks Corporation ("Nortel") common stock with a fair value of $179.3 million. During the three months ended September 30, 2001, the Company recognized a reduction in market value of $84.5 million associated with the 24.7 million shares held by the Company, as the Company has determined the decline in the market value of the shares of Nortel common stock to be other-than-temporary. The reduction in the market value of $84.5 million has been included in the line item "Reduction in fair value of investments" in the Statements of Operations. No reduction was recognized for the three months ended December 31, 2001. The Company recorded an unrealized gain of $24.5 million, net of tax, for the three months ended December 31, 2001 and included it in the line item "Accumulated other comprehensive loss" in the Balance Sheets.

During the three months ended September 30, 2001, the Company recorded a charge of $9.6 million related to a decline in the market value of other available-for-sale investments that was deemed to be other-than-temporary. The reduction in market value has been included in the line item "Reduction in fair value of investments" in the Statements of Operations. No reduction was recognized for the three months ended December 31, 2001.

Additionally, during the three months ended September 30, 2001, the Company recorded a charge of $12.4 million related to a decline in the fair value of the Company's non-marketable equity securities accounted for under the cost method that was deemed to be other-than-temporary. The reduction in fair value has been included in the line item "Reduction in fair value of investments" in the Statements of Operations. No reduction was recognized for the three months ended December 31, 2001.

On October 29, 2001, the Company entered into an automation development alliance agreement with Adept Technology ("Adept") for optical component and module manufacturing. In connection with this alliance, the Company invested $25.0 million in Adept convertible preferred stock.

Equity Method Investments:

ADVA: At December 31, 2001, the Company had a 28 percent ownership stake in ADVA. For the three and six months ended December 31, 2001, the Company recorded $0 and $0.7 million, respectively, in amortization expense related to the difference between the cost of the investment and the underlying equity in the net assets of ADVA. The significant decline in the market value of ADVA, as of September 30, 2001, which the Company determined was other-than-temporary, required that its carrying value be written down to market value and the amount of the write-down was included in the Statements of Operations. As a result, the Company recognized a $13.9 million charge to write down the basis of its investment in ADVA for the three months ended September 30, 2001. No reduction in the fair value of ADVA was recognized for the three months ended December 31, 2001.

For the three months ended September 30, 2001, under the equity method, the Company recorded a net loss of $4.4 million as its pro rata share of ADVA's net loss. For the three months ended December 31, 2001, the Company's pro rata share of ADVA's net loss exceeded the carrying amount of its investment in ADVA at December 31, 2001. Of its pro rata share of ADVA's net loss of $23.4 million, the Company recorded $22.1 million to reduce its investment in ADVA to $0. As the Company has no future commitment to fund ADVA, no further pro rata share of ADVA's net loss will be recorded in subsequent quarters. Should ADVA report net income in future periods, the Company will resume applying the equity method after its pro rata share of ADVA's net income exceeds the pro rata share of ADVA's net losses not recognized during the periods the equity method is suspended.

The Photonics Fund, LLP: At December 31, 2001, the Company had a 40 percent stake in The Photonics Fund, LLP, a California limited liability partnership (the "Partnership"), which emphasizes privately negotiated venture capital equity investments. For the three and six months ended December 31, 2001, under the equity method, the Company recorded a net loss of $3.1 million and $2.7 million, respectively, as its pro rata share of the Partnership's net loss.

For the three and six months ended December 31, 2001, the Company's other equity method investments resulted in an aggregate net loss of $0.6 million and $1.3 million, respectively.

NOTE 4. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company's objectives and strategies for holding and issuing derivatives are to minimize the transaction and translation risks associated with non-functional currency transactions.

The Company conducts its business in a number of foreign countries and sells its products directly to customers in Australia, Canada, China, France, Germany, Hong Kong, Japan, Netherlands, Taiwan, Singapore and the United Kingdom through its foreign subsidiaries. These sales are often denominated in the local country's currency. Therefore, in the normal course of business, the Company's financial position is routinely subjected to market risk associated with foreign currency rate fluctuations. The Company's policy is to ensure that business exposures to foreign exchange risks are identified, measured and minimized using the most effective and efficient methods to eliminate or reduce such exposures. The Company has entered into a number of foreign currency forward contracts, but has not designated such contracts as hedges for accounting purposes. The foreign currency forward contracts generally expire within 30 to 90 days. The change in fair value of these foreign currency forward contracts is recorded as income (loss) in the Company's Statements of Operations as a component of "Interest income and other, net." The notional amount associated with these foreign currency forward contracts at December 31, 2001 was approximately $70.0 million and the fair value of such contracts is not material to the Company's financial statements. The Company does not use derivatives for trading purposes.

NOTE 5. INVENTORIES

The components of inventories consist of the following (in millions):

                                                      December 31,   June 30,
                                                          2001         2001
                                                      ------------   --------
Raw materials and purchased parts                       $  73.5      $  56.1
Work in process                                            44.3         99.2
Finished goods                                             63.2        132.3
                                                        -------      -------
                                                        $ 181.0      $ 287.6
                                                        =======      =======

During the three and six months ended December 31, 2001, the Company recorded inventory write-downs of $79.8 million and $142.2 million, respectively, primarily as a result of reduced sales forecasts and the Company's new product introductions rendering certain products obsolete. These charges were partially offset by the sale during the three and six months ended December 31, 2001 of inventory with an original cost of approximately $29.0 million that had previously been written down.

NOTE 6. INTANGIBLE ASSETS, INCLUDING GOODWILL

The components of intangible assets are as follows (in millions):

                                                   December 31,       June 30,
                                                       2001             2001
                                                   -----------       ----------
Goodwill                                            $  9,909.6       $ 10,985.6
Purchased intangibles                                  2,409.1          2,353.6
Licenses and other intellectual property                   4.5              4.5
                                                    ----------       ----------
                                                      12,323.2         13,343.7
Less: accumulated amortization                        (7,180.6)        (6,298.1)
                                                    ----------       ----------
                                                    $  5,142.6       $  7,045.6
                                                    ==========       ==========

The Company recorded a reduction of goodwill and other intangible assets of $1,267.6 million and $1,309.6 million during the three and six months ended December 31, 2001, respectively (see Note 10).

NOTE 7. LOSS PER SHARE

As the Company incurred a loss for the three and six months ended December 31, 2001, the effect of dilutive securities totaling 21.4 million and 24.0 million equivalent shares, respectively, has been excluded from the computation of loss per share as their impact would be anti-dilutive. As the Company incurred a loss for the three and six months ended December 31, 2000, the effect of dilutive securities totaling 48.9 million and 57.6 million equivalent shares, respectively, has been excluded from the computation of loss per share as their impact would be anti-dilutive.

The following table sets forth the computation of basic and diluted loss per share (in millions, except per share data):

                                                    Three Months Ended                   Six Months Ended
                                              ------------------------------      ------------------------------
                                              December 31,      December 31,      December 31,      December 31,
                                                  2001              2000              2001              2000
                                              ------------      ------------      ------------      ------------
Denominator for basic and dilutive loss
   per share -- weighted average shares           1,330.1             963.3           1,326.8             953.7
Net loss                                      $  (2,130.5)      $    (895.4)      $  (3,354.9)      $  (1,912.0)
                                              ===========       ===========       ===========       ===========
Basic and dilutive loss per share             $     (1.60)      $     (0.93)      $     (2.53)      $     (2.00)
                                              ===========       ===========       ===========       ===========

NOTE 8. INCOME TAX EXPENSE

The Company recorded a tax provision of $177.8 million for the three months ended December 31, 2001, as compared to $49.6 million for the same period of the prior year. For the six months ended December 31, 2001, the Company recorded a tax provision of $373.0 million as compared to $93.5 million for same period of the prior year. The tax provision recorded for the three and six months ended December 31, 2001 differs from the expected tax benefit that would be calculated by applying the federal statutory rate to the loss before income taxes primarily because of non-deductible acquisition-related charges, write-offs of deferred tax assets recorded in prior business combinations relating to assumed employee stock options that either expired unexercised or were exercised during the quarter when the market value of the underlying stock was less than the previously recorded value at the business combination date, and increases in the valuation allowance for deferred tax assets recorded in prior periods due to reductions in the Company's forecasts of future domestic taxable income. Although realization of the Company's net domestic deferred tax assets of $90.0 million as of December 31, 2001 is not assured, management believes it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, could be reduced in the near term resulting in additional income tax expense if forecasts of future domestic taxable income are reduced.

The Company's tax provision or (benefit) for income taxes recorded in subsequent quarters of fiscal 2002 may be adversely affected by write-offs of deferred tax assets recorded for employee stock options assumed in prior business combinations that either expire unexercised or are exercised in subsequent quarters when the market value of the underlying stock is less than the previously recorded value at the business combination date.

NOTE 9. OPERATING SEGMENTS

During the first quarter of 2002, the Company changed the structure of its internal organization. Segment information for the prior years has been restated to conform to the current year's presentation.

The Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." The Chief Executive Officer allocates resources to each segment based on their business prospects, competitive factors, net sales and operating profits before interest, taxes, and certain purchase accounting related costs.

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

Intersegment sales are recorded at fair market value less an agreed upon discount on intersegment sales. Information on reportable segments is as follows (in millions):

                                                      Three Months Ended                 Six Months Ended
                                                -----------------------------     -----------------------------
                                                December 31,     December 31,     December 31,     December 31,
                                                    2001             2000             2001              2000
                                                ------------     ------------     ------------     ------------
Transmission and Network Components:
  Net sales                                      $    212.8       $    770.7       $    455.6       $  1,468.7
  Intersegment sales                                     --               --               --               --
                                                 ----------       ----------       ----------       ----------
Net sales to external customers                       212.8            770.7            455.6          1,468.7
  Operating income (loss)                            (216.0)           250.3           (539.8)           465.3

Thin Film Products and Instrumentation:
  Net sales                                            73.6            202.2            162.5            330.4
  Intersegment sales                                   (3.1)           (47.8)            (8.2)           (87.5)
                                                 ----------       ----------       ----------       ----------
Net sales to external customers                        70.5            154.4            154.3            242.9
  Operating income (loss)                              (3.8)            78.4            (21.8)           137.1

Net sales by reportable segments                      283.3            925.1            609.9          1,711.6
All other net sales                                     2.8               --              4.8               --
                                                 ----------       ----------       ----------       ----------
                                                      286.1            925.1            614.7          1,711.6
                                                 ----------       ----------       ----------       ----------

Operating income (loss) by reportable
  segment                                            (219.8)           328.7           (561.6)           602.4
All other operating income (loss)                      37.7            (26.3)           (29.4)           (45.2)
Unallocated amounts:
  Acquisition related charges & payroll
     taxes on stock option exercises               (1,760.9)        (1,108.1)        (2,270.5)        (2,308.0)
  Interest and other income, net                        9.7             12.2             24.8             25.8
  Gain on sale of investments                           6.4               --              6.4               --
  Activity related to equity method                   (25.8)           (52.3)           (45.1)           (93.5)
     investments

  Reduction in fair value of investments                 --               --           (106.5)              --
                                                 ----------       ----------       ----------       ----------
Loss before income taxes                         $ (1,952.7)      $   (845.8)      $ (2,981.9)      $ (1,818.5)
                                                 ==========       ==========       ==========       ==========

NOTE 10. SPECIAL CHARGES

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

In April 2001, the Company initiated the Global Realignment Program, under which it is restructuring its business in response to the changes in its industry and customer demand and as part of its continuing overall integration program. Consequently, the Company recorded $264.3 million and $243.0 million of restructuring charges in the fourth quarter of fiscal 2001 (Phase 1) and first quarter of fiscal 2002 (Phase 2), respectively.

As a result of the Phase 1 and Phase 2 restructuring activities, the Company is consolidating and reducing the manufacturing, sales and administrative facilities by approximately 2.0 million square feet. The total number of sites closed under both Phase 1 and Phase 2 is seventeen. Total workforce will be reduced by approximately 14,200 employees. As of December 31, 2001, approximately 13,400 employees have been terminated.

Restructuring Activities - Phase 1 (Fourth Quarter of Fiscal 2001):

The following table summarizes the Company's Phase 1 restructuring activities through the end of the second quarter of fiscal 2002 (in millions):

                                                           Workforce   Facilities and     Lease
                                                           Reduction      Equipment     Commitments       Total
                                                           --------    --------------   -----------     --------
Total restructuring charges -- Phase 1                     $   79.1       $  122.2       $   63.0       $  264.3
Cash payments                                                 (24.9)            --           (0.9)         (25.8)
Non-cash charges                                              (11.1)        (122.2)            --         (133.3)
                                                           --------       --------       --------       --------
Balance as of June 30, 2001                                    43.1             --           62.1          105.2
Cash payments                                                 (20.9)            --           (1.7)         (22.6)
                                                           --------       --------       --------       --------
Balance as of September 30, 2001                               22.2             --           60.4           82.6
Cash payments                                                  (8.7)            --           (2.5)         (11.2)
                                                           --------       --------       --------       --------
Balance as of December 31, 2001                            $   13.5       $     --       $   57.9       $   71.4
                                                           ========       ========       ========       ========

During the three months ended June 30, 2001, the Company completed and approved plans to close nine operations located in North America, Europe and Asia, vacate approximately 25 buildings or 1.2 million square feet of manufacturing and office space at operations to be closed, as well as at continuing operations, and reduce its workforce by approximately 9,000 employees.

Worldwide workforce reduction

During the three months ended June 30, 2001, the Company recorded a charge of approximately $79.1 million primarily related to severance and fringe benefits associated with the reduction of 9,000 employees. In addition, the Company incurred non-cash severance charges of $11.1 million related to the modification of a former executive's stock options. Of the 9,000 terminations for which costs have been accrued prior to June 30, 2001, approximately 8,200 were engaged in manufacturing activities and approximately 7,100, 1,200, and 700 were from sites located in North America, Europe and Asia, respectively. As of December 31, 2001, approximately 8,700 employees have been terminated in connection with Phase 1 of the restructuring activities. The Company expects to complete its workforce reduction within the next six months.

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

Property and equipment that was disposed of or removed from operations resulted in a charge of $122.2 million of which $29.4 million, $89.3 million and $3.5 million, related to the Thin Film Products and Instrumentation Group, Transmission and Network Components Group, and other operating segments, respectively. The property and equipment write-down consisted primarily of leasehold improvements, computer equipment and related software, production and engineering equipment, and office equipment, furniture, and fixtures. In addition, the Company incurred a charge of $63.0 million for exiting and terminating leases primarily related to excess or closed facilities with planned exit dates. The Company estimated the cost of exiting and terminating the facility leases based on the contractual terms of the agreements and then current real estate market conditions. The Company determined that it would take approximately three to twenty-one months to sublease the various properties that will be vacated in connection with Phase 1 of the restructuring activities.

Amounts related to the lease expense (net of anticipated sublease proceeds) will be paid over the respective lease terms through 2015. The Company anticipates completing implementation of its Phase 1 restructuring program during the next six months.

Restructuring Activities - Phase 2 (First Quarter of Fiscal 2002):

The following table summarizes the Company's Phase 2 restructuring activities through the end of the second quarter of fiscal 2002 (in millions):

                                                          Workforce    Facilities and     Lease
                                                          Reduction       Equipment     Commitment        Total
                                                          ---------    --------------   ----------      --------
  Total restructuring charges -- Phase 2                   $   55.8       $  141.3       $   45.9       $  243.0
  Cash payments                                               (19.2)            --             --          (19.2)
  Non-cash charges                                               --         (141.3)            --         (141.3)
                                                           --------       --------       --------       --------
  Balance as of September 30, 2001                             36.6             --           45.9           82.5
  Cash payments                                               (18.8)            --           (0.4)         (19.2)
                                                           --------       --------       --------       --------
  Balance as of December 31, 2001                          $   17.8       $     --       $   45.5       $   63.3
                                                           ========       ========       ========       ========

During the first quarter of fiscal 2002, the Company completed and approved plans to close eight operations located in North America, Europe and Asia, vacate approximately eleven buildings or 0.8 million square feet of manufacturing and office space at operations to be closed, as well as at continuing operations, and reduce its workforce by approximately 5,200 employees.

Worldwide workforce reduction

During the three months ended September 30, 2001, the Company recorded a charge of approximately $55.8 million primarily related to severance and fringe benefits associated with the reduction of approximately 5,200 employees. Of the 5,200 terminations for which costs have been accrued during the three months ended September 30, 2001, approximately 4,200 were engaged in manufacturing activities and 4,850, 300, and 50 were from sites located in North America, Europe and Asia, respectively. As of December 31, 2001, approximately 4,700 employees have been terminated under Phase 2 of the restructuring activities. The Company expects to complete the workforce reduction in the next nine months.

In addition, because the Company restructured certain of its businesses and realigned its operations to focus on high growth markets and core opportunities, the Company reduced the workforce that had been valued in previous acquisitions. In accordance with SFAS 121, the Company wrote the related intangible assets down to their fair value and recorded charges of $10.8 million related to the reduction in purchased intangibles and $31.2 million related to goodwill associated with these assets. The charge was included in the "Reduction of goodwill and other long-lived assets" caption in the Statements of Operations for the six months ended December 31, 2001.

Consolidation of excess facilities and equipment

The consolidation of excess facilities includes the closure of certain manufacturing, research and development facilities, and administrative and sales offices throughout North America, Europe and Asia for business activities that have been restructured as part of the Program. The operations subject to closure as Phase 2 of the restructuring program at September 30, 2001 are in Arnhem, Netherlands; Plymouth, United Kingdom; Witham, United Kingdom; Manteca, California; Gloucester, Massachusetts; Victoria, British Columbia; and two operations in Ottawa, Ontario.

Property and equipment that was disposed or removed from operations resulted in a charge of $141.3 million of which $11.8 million, $129.5 million and $0 related to the Thin Film Products and Instrumentation Group, Transmission and Network Components Group, and other operating segments, respectively. The property and equipment write-down consisted primarily of leasehold improvements, computer equipment and related software, production and engineering equipment, and office equipment, furniture, and fixtures. In addition, the Company incurred a charge of $45.9 million for exiting and terminating leases primarily related to excess or closed facilities with planned exit dates. The Company estimated the cost of exiting and terminating the facility leases based on the contractual terms of the agreements and then current real estate market conditions. The Company determined that it would take approximately three to twenty-four months to sublease the various properties that will be vacated in connection with the Phase 2 of the restructuring activities.

Amounts related to the lease expense (net of anticipated sublease proceeds) will be paid over the respective lease terms through 2020. The Company anticipates completing implementation of its Phase 2 restructuring program during the next nine months.

Reduction of Goodwill and Other Long-Lived Assets:

The Company, as part of its review of financial results for three months ended December 31, 2001, performed an assessment of the carrying value of the Company's long-lived assets to be held and used including significant amounts of goodwill and other intangible assets recorded in connection with its various acquisitions. The assessment was performed pursuant to SFAS 121 because of the significant negative industry and economic trends affecting both the Company's current operations and expected future sales as well as the general decline of technology valuations. The conclusion of that assessment was that the decline in market conditions within the Company's industry was significant and other than temporary. As a result, the Company recorded a charge of $1,267.6 million to reduce goodwill and other long-lived assets during the three months ended December 31, 2001, based on the amount by which the carrying amount of these assets exceeded their fair value. Of the total write down, $1,265.1 million is related to the goodwill associated with the acquisitions of SDL and OCLI with the balance of $2.5 million relating to other long-lived assets. The charge is included in the caption "Reduction of goodwill and other long-lived assets" on the Statements of Operations. Fair value was determined based on discounted future cash flows for the operating entities that had separately identifiable cash flows. The cash flow periods used were five years using annual growth rates of 5 percent to 60 percent, the discount rate used was 14 percent, and the terminal values were estimated based upon terminal growth rates of 5 percent to 7 percent. The assumptions supporting the estimated future cash flows, including the discount rate and estimated terminal values, reflect management's best estimates. The discount rate was based upon our weighted average cost of capital as adjusted for the risks associated with our operations.

NOTE 11. ACQUISITION

On December 28, 2001, the Company acquired the optical transceiver business of IBM Corporation ("IBM"). The acquisition extends the Company's product portfolio to provide optical solutions beyond its existing telecommunications markets to the growing enterprise data communications markets. Under the terms of the acquisition, the Company paid IBM $100.0 million in cash and issued 26.9 million shares of the Company's common stock valued at $232.3 million using an average market price of $8.65 per share. The average market price was based on the average closing price for a range of trading days around the announcement date of the acquisition (December 19, 2001). The Company also incurred an estimated $6.3 million in direct transaction costs. In addition, the Company may be required to make an additional payment of up to $85.0 million in cash or the Company's common stock in the first half of calendar year 2003 based on the financial performance of the optical transceiver business.

The total purchase cost of the acquisition is summarized as follows (in millions):

Value of common stock issued                $  232.3
Cash consideration                             100.0
                                            --------
   Total consideration                         332.3
Estimated transaction costs                      6.3
                                            --------
   Total purchase price                     $  338.6
                                            ========

The purchase price allocation is as follows (in millions):

Tangible net assets:
   Inventory                                             $   15.6
   Fixed assets                                              13.5
Intangible assets acquired:
   Existing technology                                       45.1
   Core technology                                           15.4
   Supply / contract manufacturing agreements                 6.4
   Non-competition agreement                                  1.7
   Distribution agreements                                    1.7
   Real estate license agreement                              0.6
Goodwill                                                    216.5
In-process research and development                          22.1
                                                         --------
   Total purchase price:                                 $  338.6
                                                         ========

The purchase price allocation is preliminary and is dependent on receiving the final valuation of the intangible assets acquired and the Company's final analysis, which is expected to be completed during the third quarter of fiscal 2002.

The acquisition was accounted for as a purchase transaction in accordance with SFAS 141, and accordingly, the assets acquired were recorded at their estimated fair value at the date of the acquisition. The tangible assets acquired include inventories and fixed assets (including an adjustment of $3.8 million to write up inventory and an adjustment of $16.5 million to write down fixed assets). No liabilities were assumed from the acquisition. The results of operations of the optical transceiver business will be included in the Company's financial statements beginning in the third quarter of fiscal 2002.

A portion of the purchase price has been allocated to developed technology and acquired in-process research and development ("IPR&D"). Developed technology and IPR&D were identified and valued through analysis of data provided by IBM concerning developmental products, their stage of development, the time and resources needed to complete them, if applicable, their expected income generating ability, target markets and associated risks. The Income Approach, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the developed technology and IPR&D.

Developmental projects that had reached technological feasibility were classified as developed technology, and the value assigned to developed technology was capitalized. Those developmental projects that had not reached technological feasibility and had no future alternative uses were classified as IPR&D and expensed in the second quarter of fiscal 2002. The nature of the efforts required to develop the purchased IPR&D into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements.

In valuing the IPR&D, the Company considered the importance of each project to the overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. The sales estimates used to value the purchased IPR&D were based on estimates or relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by the optical transceiver business and its competitors.

The rates utilized to discount the net cash flows to their present value are based on the optical transceiver business' weighted average cost of capital. Given the nature of the risks associated with the difficulties and uncertainties in completing each project and thereby achieving technological feasibility, anticipated market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets, the weighted average cost of capital was adjusted. Based on these factors, discount rates of 14 percent and 38 percent were deemed appropriate for the developed technology and IPR&D, respectively.

The estimates used in valuing IPR&D were based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Accordingly, actual results may vary from the projected results. Any such variance may result in a material adverse effect on the optical transceiver business' financial condition and results of operations.

The acquired existing technology, which is comprised of products that are already technologically feasible, includes products in most of the optical transceiver business' product lines. These products include small form factor transceivers and gigabit interface converters using optical fibre channel and gigabit Ethernet protocols. The Company is amortizing the acquired existing technology of approximately $45.1 million on a straight-line basis over an average estimated remaining useful life of five years. The acquired core technology represents the optical transceiver business' trade secrets and patents developed through years of experience in design, package and manufacture of optical transceiver products for the storage area networks and local area networks. The optical transceiver business' products are designed to expand the Company's product lines beyond the existing markets for submarine, long haul and metro applications to the enterprise data communications markets. This proprietary know-how can be leveraged by the Company to develop new and improved products and manufacturing processes. The Company is amortizing the acquired core technology of approximately $15.4 million on a straight-line basis over an average estimated remaining useful life of five years.

The Company is amortizing the supply/contract manufacturing agreements and the distribution agreements of approximately $6.4 million and $1.7 million, respectively, on a straight-line basis over an estimated remaining useful life of five years.

The non-competition agreement disallows IBM to compete with the Company in certain optical transceiver products for a specified period of time. The Company is amortizing the non-competition agreement of approximately $1.7 million on a straight-line basis over an estimated remaining useful life of three years.

The real estate agreement provides the Company with rent-free facilities in several locations for a limited period. The Company is amortizing the real estate agreement of approximately $0.6 million on a straight-line basis over an estimated remaining useful life of one year.

Goodwill, which represents the excess of the purchase price of an investment in an acquired business over the fair value of the underlying net identifiable assets, is not amortized but will be reviewed annually (or more frequently if impairment indicators arise) for impairment in accordance with SFAS 142.

NOTE 12. RELATED PARTY TRANSACTIONS

On June 30, 1999, Furukawa Electric Co., LTD. ("Furukawa") and its subsidiaries, in conjunction with the Company's acquisition of JDS FITEL, acquired 24 percent of the Company's outstanding common stock and exchangeable shares. Subsequent to June 30, 2001, Furukawa owned less than 10 percent of the Company's outstanding common stock and exchangeable shares. Furukawa does not have control over or cannot significantly influence the management or operating policies of the Company.

Two members of the Company's Board of Directors were officers at Cisco Systems, one of the Company's largest customers, during portions of fiscal 2001. Subsequent to June 30, 2001, no members of the Company's Board of Directors were officers at Cisco Systems.

NOTE 13. LEASE COMMITMENTS

The Company leases all of its facilities and certain equipment under operating leases. The operating facilities leases contain renewal options. Certain of the Company's facility leases provide for periodic rent increases based on general rate of inflation.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT EVENTS

Global Realignment Program

Since the beginning of calendar 2001, our industry and we have experienced a dramatic downturn, the primary direct cause of which has been a precipitous decrease in network deployment and capital spending by telecommunications carriers. This decrease can be attributable to, among other things: (a) network overcapacity, as bandwidth demand, while continuing to grow, did not reach levels sufficient to sustain the pace of network deployment; (b) constrained capital markets; and (c) other factors, including the general inability of the competitive local exchange carriers ("CLECs") to obtain sufficient access to established telecommunications infrastructures and consolidation among the telecommunications carriers. The result was a decrease in the overall demand for new fiber optic networks and capacity increases on existing networks. In response, carriers dramatically slowed their purchases of systems from our customers, which in turned slowed purchases of components and modules from our competitors and us. Moreover, as our customers' sales declined, they moved to reduce their component and module inventory levels. Consequently, the impact of the slowdown on our business is magnified, as we face declining sales as the result of our customers' declining business and the resulting adjustment to their inventory levels.

In response to the current market environment, in April 2001, we initiated the Global Realignment Program, under which we are restructuring our business in response to the changes in our industry and customer demand and as part of our continuing overall integration program:

- Beginning in the fourth quarter of fiscal 2001 and continuing through the second quarter of fiscal 2002, we recorded costs of approximately $851 million related to the implementation of the Global Realignment Program. The charges recorded included $507 million of restructuring charges, $299 million of non-recurring costs charged to cost of goods sold, and $45 million of non-recurring costs charged to operating expenses. Included in the total costs of the Global Realignment Program are charges for obsolete inventory write-downs related to product platform consolidation, accelerated depreciation, and moving and employee costs related to the phasing out of certain facilities and equipment.

- We reduced our workforce from approximately 29,000 employees to approximately 11,000 employees. Of the 18,000 reductions in workforce, approximately 13,400 were related to our Phase 1 and Phase 2 restructuring activities.

- As of December 31, 2001, seventeen sites have been closed or scheduled for closure as part of our Phase 1 and 2 restructuring activities. In addition, we announced the closure of our site at Piscataway, New Jersey, in the second quarter of fiscal 2002.

The Global Realignment Program has reduced our annual spending rates by approximately $800 million since its inception in April 2001. The Global Realignment Program is expected to reduce our costs by approximately $900 million annually after its complete implementation, which is expected by the end of fiscal 2002.

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

Acquisition

On December 28, 2001, we acquired the optical transceiver business of IBM Corporation ("IBM"). The acquisition extends our product lines beyond the existing markets for submarine, long haul and metro applications to the growing enterprise data communications markets. The products of the optical transceiver business include small form factor transceivers and gigabit interface converters for storage area networks and local area networks using optical fibre channel and gigabit Ethernet protocols.

Under the terms of the acquisition, we paid IBM $100.0 million in cash and issued 26.9 million shares of our common stock valued at $232.3 million using an average market price of $8.65 per share. The average market price was based on the average closing price for a range of trading days around the announcement date of the acquisition (December 19, 2001). We also incurred an estimated $6.3 million in direct transaction costs. In addition, we may be required to make an additional payment of up to $85.0 million in cash or common stock in the first half of calendar year 2003 based on the financial performance of the optical transceiver business.

Changes in Board of Directors

On November 9, 2001, we appointed two new non-employee directors, Kevin Kennedy and Richard Liebhaber, to our Board of Directors. The seats were vacated by John MacNaughton and Donald Listwin, who did not seek re-election. Mr. Kennedy is the chief operating officer of Openwave Systems, and Mr. Liebhaber is a retired executive vice president and chief technology officer of MCI Communications.

Impact of Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. In addition, SFAS 141 further clarifies the criteria to recognize intangible assets separately from goodwill. Specifically, SFAS 141 requires that an intangible asset may be separately recognized only if such an asset meets the contractual-legal criterion or the separability criterion. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. We are currently evaluating the impact of SFAS 141 and have not yet determined the impact that adopting SFAS 141 will have on our financial statements. On adoption, we will be required to reassess the goodwill and intangible assets previously recorded in acquisitions prior to July 1, 2001 to determine if the new recognition criteria for an intangible asset to be recognized apart from goodwill are met. As of December 31, 2001, we have approximately $39.1 million of separately recognized intangible assets that do not meet the new recognition criteria for an intangible asset to be recognized apart from goodwill and the unamortized balance as of June 30, 2002 will be reclassified to goodwill.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. For intangible assets with indefinite useful lives, the impairment review will involve a comparison of fair value to carrying value, with any excess of carrying value over fair value being recorded as an impairment loss. For goodwill, the impairment test shall be a two-step process, consisting of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the fair value, the implied fair value of the reporting unit goodwill is compared to the carrying amount of the reporting unit goodwill. Any excess of the carrying value of the reporting unit goodwill over the implied fair value of the reporting unit goodwill will be recorded as an impairment loss. Separable intangible assets that are deemed to have a finite life will continue to be amortized over their useful lives (but with no maximum life). Intangible assets with finite useful lives will continue to be reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we will apply the new accounting rules beginning July 1, 2002 and will reassess the useful lives of our separately recognized intangible assets in the first quarter of fiscal 2003. We will review for impairment previously recognized intangible assets that are deemed to have indefinite lives upon the completion of this analysis in the first quarter of fiscal 2003. Additionally, upon the adoption of SFAS 142, we will perform a transitional impairment review related to the carrying value of goodwill as of July 1, 2002 by the end of the second quarter of fiscal 2003. Because of the different transition dates for goodwill and intangible assets acquired on or before June 30, 2001 and those acquired after that date, pre-existing goodwill and intangibles will be amortized during this transition period until adoption whereas new goodwill and indefinite lived intangible assets acquired after June 30, 2001 will not. We are currently in the process of determining our reporting units for the purpose of applying the impairment test, analyzing how fair value will be determined for purposes of applying SFAS 142 and quantifying the anticipated impact of adopting the provisions of SFAS 142. The adoption of SFAS 142 is expected to have a material impact on our results of operations primarily because goodwill will no longer be amortized subsequent to the adoption of SFAS 142. Amortization of goodwill was $331.6 million and $664.3 million for the three and six months ended December 31, 2001, respectively.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes SFAS 121 and the provisions of Accounting Principles

Board Opinion No. 30 ("APB 30"), "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," with regard to reporting the effects of a disposal of a segment of a business. SFAS 144 retains many of the provisions of SFAS 121, but significantly changes the criteria that would have to be met to classify an asset as held for disposal such that long-lived assets to be disposed of other than by sale are considered held and used until disposed of. In addition, SFAS 144 retains the basic provisions of APB 30 for presentation of discontinued operations in the statement of operations but broadens that presentation to a component of an entity. We will apply SFAS 144 beginning July 1, 2002. We are currently evaluating the potential impact, if any, the adoption of SFAS 144 will have on our financial position and results of operations.

RESULTS OF OPERATIONS -- SECOND QUARTER OF FISCAL 2002 COMPARED TO SECOND QUARTER OF FISCAL 2001

Net Sales. For the three months ended December 31, 2001, net sales of $286.1 million represented a decrease of $639.0 million or 69 percent compared to the same period of the prior year. The decline in our net sales was due to: (i) lower demand across all telecommunication products due to the severe industry downturn; (ii) price declines in our products; and (iii) a generally weaker global economy. The impact of acquisitions completed subsequent to December 31, 2000 provided approximately $40.5 million of net sales for the three months ended December 31, 2001. Separate discussions with respect to net sales and operating profits for each of our reportable operating segments can be found under the heading Operating Segment Information.

We had no customer representing more than 10 percent of net sales during the three months ended December 31, 2001. During the three months ended December 31, 2000, Nortel and Lucent represented 20 percent and 13 percent of net sales, respectively. Sales to our leading customers vary significantly from quarter to quarter and we do not have the ability to predict future sales to these customers.

Net sales to customers outside North America represented 25 percent of net sales for the three months ended December 31, 2001 compared to 32 percent in the comparable prior year period.

Gross Margin. Gross margin decreased to negative 17 percent of net sales for the three months ended December 31, 2001 from 51 percent in the comparable prior year period. The decrease in gross margin was primarily due to the following:
(i) a $79.8 million write-down of excess and obsolete inventory for the three months ended December 31, 2001 as compared to $30.5 million for the comparable prior year period; (ii) product yields adversely affected by product relocations and other changes in connection with the Global Realignment Program; (iii) a change in product mix due to higher sales of modules that were not yet fully integrated with our components; (iv) non-recurring costs associated with the Global Realignment Program of $53.1 million, consisting of accelerated depreciation, and moving and employee costs related to the phasing out of certain facilities and equipment; and (v) non-cash stock compensation expenses of $9.8 million. These factors were partially offset by the sale during the three months ended December 31, 2001 of inventory with an original cost of approximately $29.0 million that had previously been written down.

Our gross margin can generally be affected by a number of factors, including product mix, customer mix, applications mix, product demand, pricing pressures, manufacturing constraints, warranty costs, higher costs resulting from new production facilities, product yield, non-cash stock compensation expenses, and acquisitions of businesses that may have different margins than ours. If actual orders do not match our forecasts, as we experienced in the second half of fiscal 2001 and the first half of fiscal 2002, we may have excess or shortfalls of some materials and components as well as excess inventory purchase commitments. Furthermore, we could experience reduced or delayed product shipments or incur additional inventory write-downs and cancellation charges or penalties, which would increase our costs and could seriously harm our business. Considering these factors, gross margin fluctuations are difficult to predict and there can be no assurance that we will surpass or maintain gross margin percentages at historical or projected levels in future periods.

Research and Development. Research and development ("R&D") expense was $64.1 million or 22 percent of net sales for the three months ended December 31, 2001 compared to $71.2 million or 8 percent of net sales for the three months ended December 31, 2000. The decrease in R&D spending reflected the cost savings resulting from our Global Realignment Program, primarily the elimination of overlapping product development programs as well as the reduction of workforce. The decrease in R&D spending was partially offset by (i) non-cash stock compensation expenses of $7.4 million; (ii) non-recurring costs associated with our Global Realignment Program of $5.1 million, consisting of accelerated depreciation, and moving and employee costs related to the phasing out of certain facilities and equipment; and (iii) the inclusion of acquisitions completed subsequent to December 31, 2000. The increase in R&D as a percentage of net sales was due to our net sales declining faster than our R&D spending.

Due to our recently announced Global Realignment Program, we expect our level of R&D expenses to decline in future quarters. However, we expect to spend at least 15 percent of net sales over the remainder of fiscal 2002 on R&D. There can be no assurance that expenditures for R&D will continue at expected levels or that such expenditures will be successful or that improved processes or commercial products will result from these projects.

Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expense was $98.4 million or 34 percent of net sales for the three months ended December 31, 2001 compared to $105.7 million or 11 percent of net sales for the three months ended December 31, 2000. The decrease in SG&A spending was due to the following: (i) lower expenses resulting from our Global Realignment Program; and (ii) lower payroll tax expenses related to the lower value of non-qualified stock option exercises. These cost reductions were offset by (i) non-cash stock compensation expenses of $12.4 million; (ii) non-recurring costs associated with our Global Realignment Program of $14.4 million, consisting of accelerated depreciation, and moving and employee costs related to the phasing out of certain facilities and equipment; (iii) the inclusion of acquisitions completed subsequent to December 31, 2000; and (iv) higher depreciation charges resulting from the implementation of our Enterprise Resource Planning system, the acquisition of SDL, and other information technology capital assets. The increase in SG&A expense as a percentage of net sales was due to our net sales declining faster than our SG&A spending.

Due to our Global Realignment Program, we expect our SG&A expenses to decline in future quarters. We also expect to continue incurring charges to operations, which to date have been within management's expectations, associated with integrating recent acquisitions. There can be no assurance however as to the amount or nature of our future SG&A expenses.

Amortization of Purchased Intangibles. For the three months ended December 31, 2001, amortization of purchased intangibles expense of $441.3 million, or 154 percent of net sales, represented a decrease of $662.8 million or 60 percent compared to the same period of the prior year. The decrease in amortization expense was due to the intangible assets written off during the third and fourth quarters of fiscal 2001.

We expect that our amortization expense of purchased intangibles will continue to contribute or cause net losses, at least through the end of fiscal 2002 at which time new accounting rules will apply. The balance of goodwill and other intangibles arising from acquisition activities was $5.1 billion at December 31, 2001 (see Note 6 of Notes to Consolidated Condensed Financial Statements).

Acquired In-Process Research and Development. During December 2001, we acquired IBM's optical transceiver business and this resulted in the write-off of acquired in-process research and development ("IPR&D") of $22.1 million. This amount was expensed on the acquisition date because the acquired technology had not yet reached technological feasibility and had no future alternative use. There can be no assurance that acquisitions of businesses, products or technologies by us in the future will not result in substantial charges for acquired IPR&D that may cause fluctuations in our quarterly or annual operating results.

A description of the IPR&D for our acquisition of IBM's optical transceiver business, as well as the current status of IPR&D projects for prior acquisitions, can be found later in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Reduction of Goodwill and Other Long-lived Assets. For the three months ended December 31, 2001, we recorded a reduction of goodwill and other long-lived assets of $1,267.6 million. As part of our review of financial results, we performed an assessment of the carrying value of the our long-lived assets to be held for use including significant amounts of goodwill and other intangible assets recorded in connection with our various acquisitions. The assessment was performed pursuant to SFAS 121 because of the significant negative industry and economic trends affecting our current operations and expected future sales as well as the general decline of technology valuations. The conclusion of that assessment was that the decline in market conditions within our industry was significant and other than temporary. As a result, we recorded a charge of $1,267.6 million to reduce goodwill and other long-lived assets during the three months ended December 31, 2001, based on the amount by which the carrying amount of these assets exceeded their fair value. Of the total write down, $1,265.1 million is related to the goodwill associated with the acquisitions of SDL and OCLI with the balance of $2.5 million relating to other long-lived assets. Fair value was determined based on discounted future cash flows for the operating entities that had separately identifiable cash flows. The cash flow periods used were five years using annual growth rates of 5 percent to 60 percent, the discount rate used was 14 percent, and the terminal values were estimated based upon terminal growth rates of 5 percent to 7 percent. The assumptions supporting the estimated future cash flows, including the discount rate and estimated terminal values, reflect management's best estimates. The discount rate was based upon our weighted average cost of capital as adjusted for the risks associated with our operations.

It is possible that the estimates and assumptions used (e.g., interest rates, growth rates and future sales) under a SFAS 121 assessment may change in the near term resulting in the need to write down our goodwill and other long-lived assets further. In addition, it is possible we may incur additional reductions in goodwill if our market capitalization declines to a level that is less than our net assets in future periods.

Interest and Other Income, Net. Interest and other income decreased $2.5 million during the three months ended December 31, 2001 over that of the comparable period during fiscal 2001. The decrease was primarily attributable to a decline in interest income earned as a result of lower average daily cash balances and interest rates during the second quarter of fiscal 2002, as well as realized losses on foreign exchange transactions.

Gain on Sale of Investments. For the three months ended December 31, 2001, we realized a gain of $6.4 million on sale of investments. The gain resulted primarily from sale of certain non-marketable securities, as well as fixed income investments to fund the $100.0 million in cash for our acquisition of IBM's optical transceiver business.

Activity Related to Equity Method Investments. For the three months ended December 31, 2001, activity related to equity method investments was $25.8 million, which was primarily related to our share of the net loss of ADVA. Our investment in ADVA has been reduced to $0 at December 31, 2001, and no further pro rata share of ADVA's net loss will be recorded in subsequent quarters. Should ADVA report net income in future periods, we will resume applying the equity method after our pro rata share of ADVA's net income exceeds our pro rata share of ADVA's net losses not recognized during the periods the equity method is suspended.

Income Tax Expense. We recorded a tax provision of $177.8 million for the three months ended December 31, 2001, as compared to $49.6 million for the same period of the prior year. The tax provision recorded for the three months ended December 31, 2001 differs from the expected tax benefit that would be calculated by applying the federal statutory rate to the loss before income taxes primarily because of non-deductible acquisition-related charges, write-offs of deferred tax assets recorded in prior business combinations relating to assumed employee stock options that either expired unexercised or were exercised during the quarter when the market value of the underlying stock was less than the previously recorded value at the business combination date, and increases in the valuation allowance for deferred tax assets recorded in prior periods due to reductions in our forecasts of future domestic taxable income. Although realization of our net domestic deferred tax assets of $90.0 million as of December 31, 2001 is not assured, management believes it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, could be reduced in the near term resulting in additional income tax expense if forecasts of future domestic taxable income are reduced.

Our tax provision or (benefit) for income taxes recorded in subsequent quarters of fiscal 2002 may be adversely affected by write-offs of deferred tax assets recorded for employee stock options assumed in prior business combinations that either expire unexercised or are exercised in subsequent quarters when the market value of the underlying stock is less than the previously recorded value at the business combination date.

Operating Segment Information

Transmission and Network Components. Net sales for the Transmission and Network Components Group decreased 72 percent in the three months ended December 31, 2001 compared to the comparable period in the prior year. The decline in our net sales was due to: (i) lower demand across all telecommunication products due to the severe industry downturn; (ii) price declines in our products; and (iii) a generally weaker global economy. Net sales for the three months ended December 31, 2001 also include a full quarter's contribution of net sales from the acquisition of SDL. Operating loss as a percentage of net sales was 102 percent during the current quarter as compared to operating income of 32 percent of net sales for the comparable period in the prior year. The decrease in operating income as a percentage of net sales was due to the significant decline in sales during the current period resulting in a higher fixed cost base, inventory write-downs, and the costs associated with the Global Realignment Program implemented during April 2001.

Thin Film Products and Instrumentation. Net sales for the Thin Film Products and Instrumentation Group decreased 54 percent in the three months ended December 31, 2001 compared to the comparable period in the prior year. The decline in our net sales was due to: (i) lower demand across all telecommunication products due to the severe industry downturn; (ii) price declines in our products; and (iii) a generally weaker global economy. Operating loss as a percentage of net sales was 5 percent during the current quarter as compared to operating income of 51 percent of net sales for the comparable period in the prior year. The decrease in operating income as a percentage of net sales was due to the decline in sales during the current period resulting in a higher fixed cost base, inventory write-downs, and the costs associated with the Global Realignment Program implemented during April 2001.

RESULTS OF OPERATIONS -- FIRST HALF OF FISCAL 2002 COMPARED TO FIRST HALF OF FISCAL 2001

Net Sales. For the six months ended December 31, 2001, net sales of $614.7 million represented a decrease of $1,096.9 million or 64 percent compared to the same period of the prior year. The decline in our net sales was due to: (i) lower demand across all telecommunication products due to the severe industry downturn; (ii) price declines in our products; and (iii) a generally weaker global economy. The impact of acquisitions completed subsequent to December 31, 2000 provided approximately $83.8 million of net sales for the six months ended December 31, 2001. Separate discussions with respect to net sales and operating profits for each of our reportable operating segments can be found under the heading Operating Segment Information.

We had no customer representing more than 10 percent of net sales during the six months ended December 31, 2001. During the six months ended December 31, 2000, Nortel and Lucent represented 19 percent and 14 percent of net sales, respectively. Sales to our leading customers vary significantly from quarter to quarter and we do not have the ability to predict future sales to these customers.

Net sales to customers outside North America represented 28 percent of net sales for the first half of fiscal 2002 compared to 31 percent for the comparable fiscal 2001 period.

Gross Margin. Gross margin decreased to negative 10 percent of net sales for the six months ended December 31, 2001 from 48 percent in the comparable fiscal 2001 period. The decrease in gross margin was primarily due to the following: (i) a $142.2 million write-down of excess and obsolete inventory for the six months ended December 31, 2001 as compared to $76.7 million for the comparable fiscal 2001 period; (ii) product yields adversely affected by product relocations and other changes in connection with the Global Realignment Program; (iii) a change in product mix due to higher than expected sales of modules that were not yet fully integrated with our components; (iv) higher warranty costs; (v) non-recurring costs associated with the Global Realignment Program of $79.0 million, consisting of accelerated depreciation, and moving and employee costs related to the phasing out of certain facilities and equipment; and (vi) non-cash stock compensation expenses of $18.4 million. These factors were partially offset by the sale during the six months ended December 31, 2001 of inventory with an original cost of approximately $29.0 million that had previously been written down.

Our gross margin can generally be affected by a number of factors, including product mix, customer mix, applications mix, product demand, pricing pressures, manufacturing constraints, warranty costs, higher costs resulting from new production facilities, product yield, non-cash stock compensation expenses, and acquisitions of businesses that may have different margins than ours. If actual orders do not match our forecasts, as we experienced in the second half of fiscal 2001 and the first half of fiscal 2002, we may have excess or shortfalls of some materials and components as well as excess inventory purchase commitments. Furthermore, we could experience reduced or delayed product shipments or incur additional inventory write-downs and cancellation charges or penalties, which would increase our costs and could seriously harm our business. Considering these factors, gross margin fluctuations are difficult to predict and there can be no assurance that we will surpass or maintain gross margin percentages at historical or projected levels in future periods.

Research and Development. R&D expense was $133.3 million or 22 percent of net sales for the six months ended December 31, 2001 compared to $133.6 million or 8 percent of net sales for the six months ended December 31, 2000. R&D spending for the six months ended December 31, 2001 reflected the cost savings resulting from our Global Realignment Program, primarily the elimination of overlapping product development programs as well as the reduction of workforce. The decrease in R&D spending was partially offset by (i) non-cash stock compensation expense of $12.3 million; (ii) non-recurring costs associated with our Global Realignment Program of $5.6 million, consisting of accelerated depreciation, and moving and employee costs related to the phasing out of certain facilities and equipment; and (iii) the inclusion of acquisitions completed subsequent to December 31, 2000. The increase in R&D as a percentage of net sales is due to our net sales declining faster than our R&D spending.

Due to our recently announced Global Realignment Program, we expect our level of R&D expenses to decline in future quarters. However, we expect to spend at least 15 percent of net sales over the remainder of fiscal 2002 on R&D. There can be no assurance that expenditures for R&D will continue at expected levels or that such expenditures will be successful or that improved processes or commercial products will result from these projects.

Selling, General and Administrative Expense. SG&A expense was $204.7 million, or 33 percent of net sales for the six months ended December 31, 2001 compared to $221.9 million or 13 percent of net sales for the six months ended December 31, 2000. The decrease in SG&A spending was due to the following: (i) lower expenses resulting from the Global Realignment Program; (ii) lower payroll tax expenses related to the lower value of non-qualified stock option exercises; and (iii) lower sales commissions. These cost reductions were offset by (i) non-cash stock compensation expenses of $22.7 million; (ii) non-recurring costs associated with the Global Realignment Program of $23.3 million, consisting of accelerated depreciation, and moving and employee costs related to the phasing out of certain facilities and equipment; (iii) the inclusion of acquisitions completed subsequent to December 31, 2000; and (iv) higher depreciation charges resulting from the implementation of our Enterprise Resource Planning system, the acquisition of SDL and other information technology capital assets.

Due to our Global Realignment Program, we expect our SG&A expenses to decline in future quarters. We also expect to continue incurring charges to operations, which to date have been within management's expectations, associated with integrating recent acquisitions. There can be no assurance however as to the amount or nature of our future SG&A expenses.

Amortization of Purchased Intangibles. For the six months ended December 31, 2001, amortization of purchased intangibles expense of $884.6 million, or 144 percent of net sales, represented a decrease of $1,327.0 million or 60 percent compared to the same period of the prior year. The decrease in amortization expense was due to the intangible assets written off during the third and fourth quarters of fiscal 2001.

We expect that our amortization expense of purchased intangibles will continue to contribute or cause net losses, at least through the end of fiscal 2002 at which time new accounting rules will apply. The balance of goodwill and other intangibles arising from acquisition activities was $5.1 billion at December 31, 2001 (see Note 6 of Notes to Consolidated Condensed Financial Statements).

Acquired In-process Research and Development. During December 2001, we acquired IBM's optical transceiver business and this resulted in the write-off of IPR&D of $22.1 million. This amount was expensed on the acquisition date because the acquired technology had not yet reached technological feasibility and had no future alternative use. There can be no assurance that acquisitions of businesses, products or technologies by us in the future will not result in substantial charges for acquired IPR&D that may cause fluctuations in our quarterly or annual operating results.

A description of the IPR&D for our acquisition of IBM's optical transceiver business, as well as the current status of IPR&D projects for prior acquisitions, can be found later in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Reduction of Goodwill and Other Long-lived Assets. For the six months ended December 31, 2001, we recorded a reduction of goodwill and other long-lived assets of $1,309.6 million. As part of our review of financial results, we performed an assessment of the carrying value of the our long-lived assets to be held for use including significant amounts of goodwill and other intangible assets recorded in connection with our various acquisitions. The assessment was performed pursuant to SFAS 121 because of the significant negative industry and economic trends affecting our current operations and expected future sales as well as the general decline of technology valuations. The conclusion of that assessment was that the decline in market conditions within our industry was significant and other than temporary. As a result, we recorded a charge of $1,267.6 million to reduce goodwill and other long-lived assets during the three months ended December 31, 2001, based on the amount by which the carrying amount of these assets exceeded their fair value. Of the total write down, $1,265.1 million is related to the goodwill associated with the acquisitions of SDL and OCLI with the balance of $2.5 million relating to other long-lived assets. Fair value was determined based on discounted future cash flows for the operating entities that had separately identifiable cash flows. The cash flow periods used were five years using annual growth rates of 5 percent to 60 percent, the discount rate used was 14 percent, and the terminal values were estimated based upon terminal growth rates of 5 percent to 7 percent. The assumptions supporting the estimated future cash flows, including the discount rate and estimated terminal values, reflect management's best estimates. The discount rate was based upon our weighted average cost of capital as adjusted for the risks associated with our operations.

In addition, pursuant to our Global Realignment Program, we restructured certain of our businesses and realigned our operations to focus on profit contribution, high growth markets, and core opportunities, we reduced the workforce that had been valued in previous acquisitions. In accordance with SFAS 121, we wrote the related intangible assets down to their fair value and recorded a charge of $10.8 million related to the reduction in purchased intangibles and $31.2 million related to goodwill associated with these assets for the six months ended December 31, 2001.

It is possible that the estimates and assumptions used (e.g., interest rates, growth rates and future sales) under a SFAS 121 assessment may change in the near term resulting in the need to write down our goodwill and other long-lived assets further. In addition, it is possible we may incur additional reductions in goodwill if our market capitalization declines to a level that is less than our net assets in future periods.

Restructuring Charges. In April 2001, we initiated the Global Realignment Program, under which we are restructuring our business in response to the changes in our industry and customer demand and as part of our continuing overall integration program. Consequently, this resulted in $264.3 million and $243.0 million of restructuring charges recorded in the fourth quarter of fiscal 2001 and first quarter of fiscal 2002, respectively. During the six months ended December 31, 2001, we incurred non-cash charges and cash payments related to the Global Realignment Program of $141.3 million and $72.2 million, respectively.

Restructuring Activities - Phase 1 (Fourth Quarter of Fiscal 2001):

The following table summarizes our Phase 1 restructuring activities through the end of the second quarter of fiscal 2002 (in millions):

                                                           Workforce   Facilities and      Lease
                                                           Reduction      Equipment     Commitments       Total
                                                           ---------   --------------   -----------     --------
  Total restructuring charges -- Phase 1                   $   79.1       $  122.2       $   63.0       $  264.3
  Cash payments                                               (24.9)            --           (0.9)         (25.8)
  Non-cash charges                                            (11.1)        (122.2)            --         (133.3)
                                                           --------       --------       --------       --------
  Balance as of June 30, 2001                                  43.1             --           62.1          105.2
  Cash payments                                               (20.9)            --           (1.7)         (22.6)
                                                           --------       --------       --------       --------
  Balance as of September 30, 2001                             22.2             --           60.4           82.6
  Cash payments                                                (8.7)            --           (2.5)         (11.2)
                                                           --------       --------       --------       --------
  Balance as of December 31, 2001                          $   13.5       $     --       $   57.9       $   71.4
                                                           ========       ========       ========       ========

During the three months ended June 30, 2001, we completed and approved plans to close nine operations located in North America, Europe and Asia, vacate approximately 25 buildings or 1.2 million square feet of manufacturing and office space at operations to be closed, as well as at continuing operations, and reduce our workforce by approximately 9,000 employees.

Worldwide workforce reduction

During the three months ended June 30, 2001, we recorded a charge of approximately $79.1 million primarily related to severance and fringe benefits associated with the reduction of 9,000 employees. In addition, we incurred non-cash severance charges of $11.1 million related to the modification of a former executive's stock options. Of the 9,000 terminations for which costs have been accrued prior to June 30, 2001, approximately 8,200 were engaged in manufacturing activities and approximately 7,100, 1,200, and 700 were from sites located in North America, Europe and Asia, respectively. As of December 31, 2001, approximately 8,700 employees had been terminated in connection with Phase 1 of the restructuring activities. We expect to complete the Phase 1 workforce reduction within the next six months.

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

Property and equipment that was disposed of or removed from operations resulted in a charge of $122.2 million of which $29.4 million, $89.3 million and $3.5 million, related to the Thin Film Products and Instrumentation Group, Transmission and

 Network Components Group, and other operating segments, respectively. The property and equipment write-down consisted primarily of leasehold improvements, computer equipment and related software, production and engineering equipment, and office equipment, furniture, and fixtures. In addition, we incurred a charge of $63.0 million for exiting and terminating leases primarily related to excess or closed facilities with planned exit dates. We estimated the cost of exiting and terminating the facility leases based on the contractual terms of the agreements and then current real estate market conditions. We determined that it would take approximately three to twenty-one months to sublease the various properties that will be vacated in connection with Phase 1 of the restructuring activities.

Amounts related to the lease expense (net of anticipated sublease proceeds) will be paid over the respective lease terms through 2015. We anticipate completing implementation of our Phase 1 restructuring program during the next six months.

Restructuring Activities - Phase 2:

The following table summarizes our Phase 2 restructuring activities through the end of the second quarter of fiscal 2002 (in millions):

                                                           Workforce   Facilities and     Lease
                                                           Reduction      Equipment     Commitment        Total
                                                           ---------   --------------   ----------      --------
  Total restructuring charges -- Phase 2                   $   55.8       $  141.3       $   45.9       $  243.0
  Cash payments                                               (19.2)            --             --          (19.2)
  Non-cash charges                                               --         (141.3)            --         (141.3)
                                                           --------       --------       --------       --------
  Balance as of September 30, 2001                             36.6             --           45.9           82.5
  Cash payments                                               (18.8)            --           (0.4)         (19.2)
                                                           --------       --------       --------       --------
  Balance as of December 31, 2001                          $   17.8       $     --       $   45.5       $   63.3
                                                           ========       ========       ========       ========

During the three months ended September 30, 2001, we completed and approved plans to close eight operations located in North America, Europe and Asia, vacate approximately eleven buildings or 0.8 million square feet of manufacturing and office space at operations to be closed, as well as at continuing operations, and reduce our workforce by approximately 5,200 employees.

Worldwide workforce reduction

During the three months ended September 30, 2001, we recorded a charge of approximately $55.8 million primarily related to severance and fringe benefits associated with the reduction of approximately 5,200 employees. Of the 5,200 terminations for which costs have been accrued prior to September 30, 2001, approximately 4,200 were engaged in manufacturing activities and 4,850, 300, and 50 were from sites located in North America, Europe and Asia, respectively. As of December 31, 2001, approximately 4,700 employees had been terminated under Phase 2 of the restructuring activities. We expect to complete our Phase 2 workforce reduction within the next nine months.

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

Property and equipment that was disposed or removed from operations resulted in a charge of $141.3 million of which $11.8 million, $129.5 million and $0 related to the Thin Film Products and Instrumentation Group, Transmission and Network Components Group, and other operating segments, respectively. The property and equipment write-down consisted primarily of leasehold improvements, computer equipment and related software, production and engineering equipment, and office equipment, furniture, and fixtures. In addition, we incurred a charge of $45.9 million for exiting and terminating leases primarily related to excess or closed facilities with planned exit dates. We estimated the cost of exiting and terminating the facility leases based on the contractual terms of the agreements and then current real estate market conditions. We determined that it would take approximately three to twenty-four months to sublease the various properties that will be vacated in connection with Phase 2 of the restructuring activities.

Amounts related to the lease expense (net of anticipated sublease proceeds) will be paid over the respective lease terms through 2020. We anticipate completing implementation of our Phase 2 restructuring program during the next nine months.

Interest and Other Income, Net. Net interest and other income decreased $1.0 million during the six months ended December 31, 2001 over that of the comparable period during fiscal 2001. The decrease was primarily attributable to a decline in interest income earned as a result of lower average daily cash balances and interest rates, as well as realized losses on foreign exchange transactions.

Reduction in Value of Investments. At December 31, 2001, we had 24.7 million shares of Nortel common stock at a market value of $179.3 million. During the first half of fiscal 2002, we recognized a reduction in market value of $84.5 million associated with the 24.7 million shares held by us, as we determined the decline in the market value of the shares of Nortel common stock to be other-than-temporary. We also recorded a charge of $9.6 million in connection with other available-for-sale investments because of an other-than-temporary decline in market value. In addition, we recorded a charge of $12.4 million related to a decline the market value of our non-marketable equity securities accounted for under the cost method that was deemed to be other-than-temporary.

Gain on Sale of Investments. For the six months ended December 31, 2001, we realized a gain of $6.4 million on sale of investments. The gain resulted primarily from sale of certain non-marketable securities, as well as fixed income investments to fund the $100.0 million in cash for our acquisition of IBM's optical transceiver business.

Activity Related to Equity Method Investments. For the six months ended December 31, 2001, activity related to equity method investments was $45.1 million. This includes: (i) a $13.9 million charge to write down the carrying value of our investment in ADVA due to a other-than-temporary decline in its market value;
(ii) $0.7 million of amortization expense related to the difference between the cost of the investment and the underlying equity in the net assets of ADVA; and
(iii) $30.5 million related to our share of the net loss of ADVA and other equity method investments. Our investment in ADVA has been reduced to $0 at December 31, 2001, and no further pro rata share of ADVA's net loss will be recorded in subsequent quarters. Should ADVA report net income in future periods, we will resume applying the equity method after our pro rata share of ADVA's net income exceeds our pro rata share of ADVA's net losses not recognized during the periods the equity method is suspended.

Income Tax Expense. We recorded a tax provision of $373.0 million for the six months ended December 31, 2001 as compared to $93.5 million for same period of the prior year. The tax provision recorded for six months ended December 31, 2001 differs from the expected tax benefit that would be calculated by applying the federal statutory rate to the loss before income taxes primarily because of non-deductible acquisition-related charges, write-offs of deferred tax assets recorded in prior business combinations relating to assumed employee stock options that either expired unexercised or were exercised during the quarter when the market value of the underlying stock was less than the previously recorded value at the business combination date, and increases in the valuation allowance for deferred tax assets recorded in prior periods due to reductions in our forecasts of future domestic taxable income. Although realization of our net domestic deferred tax assets of $90.0 million as of December 31, 2001 is not assured, management believes it is more likely than not that these deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, could be reduced in the near term resulting in additional income tax expense if forecasts of future domestic taxable income are reduced.

Our tax provision or (benefit) for income taxes recorded in subsequent quarters of fiscal 2002 may be adversely affected by write-offs of deferred tax assets recorded for employee stock options assumed in prior business combinations that either expire unexercised or are exercised in subsequent quarters when the market value of the underlying stock is less than the previously recorded value at the business combination date.

Operating Segment Information

Transmission and Network Components. Net sales for the Transmission and Network Components Group decreased 69 percent in the six months ended December 31, 2001 compared to the comparable period in the prior year. The decline in our net sales was due to: (i) lower demand across all telecommunication products due to the severe industry downturn; (ii) price declines in our products; and (iii) a generally weaker global economy. Net sales for the six months ended December 31, 2001 also include contribution of net sales from the acquisition of SDL. Operating loss as a percentage of net sales was 118 percent during the first half as compared to operating income of 32 percent of net sales for the comparable period in the prior year. The decrease in operating income as a percentage of net sales was due to the significant decline in sales during the six-month period resulting in a higher fixed cost base, inventory write-downs, and the costs associated with the Global Realignment Program implemented during April 2001.

Thin Film Products and Instrumentation. Net sales for the Thin Film Products and Instrumentation Group decreased 36 percent in the six months ended December 31, 2001 compared to the comparable period in the prior year. The decline in our net sales was due to: (i) lower demand across all telecommunication products due to the severe industry downturn; (ii) price declines in our products; and (iii) a generally weaker global economy. Operating loss as a percentage of net sales was 14 percent during the first half of fiscal 2002 as compared to operating income of 56 percent of net sales for the comparable period in the prior year. The decrease in operating income as a percentage of net sales was due to the significant decline in sales during the six-month period resulting in a higher fixed cost base, inventory write-downs, and the costs associated with the Global Realignment Program implemented during April 2001.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2001, our combined balance of cash, cash equivalents and short-term investments was $1,652.9 million, a decrease of $159.3 million from June 30, 2001. Operating activities generated $62.2 million during the six months ended December 31, 2001, primarily resulting from: (i) net loss adjusted for non-cash accounting charges for depreciation, stock-based compensation, write-off of the acquired in-process technology from our acquisition of the optical transceiver business of IBM, loss on disposal of fixed assets, reduction of goodwill and other long-lived assets, non-cash restructuring costs associated with our Global Realignment Program, reduction in the fair value of investments, activity related to equity method investments and amortization of intangibles;
(ii) a decrease in accounts receivable; and (iii) a decrease in net deferred income taxes. These items were partially offset by a decrease in current liabilities.

Cash used by investing activities was $627.6 million during the six months ended December 31, 2001. We incurred capital expenditures of $86.7 million for facilities expansion that had begun in prior periods and capital equipment purchases during the first half of fiscal 2002. We currently expect to spend approximately $100 million for capital equipment purchases and leasehold improvements during the remainder of fiscal 2002, although there can be no assurance as to the actual level and nature of our future capital expenditures. During the first half of fiscal 2002, we invested an additional net $429.7 million in available-for-sale investments.

Our financing activities for the six months ended December 31, 2001 provided cash of $18.5 million. The exercise of stock options and the sale of common stock through our employee stock purchase plans provided $46.0 million in cash offset by the repayment of $27.5 million in debt.

We had $7.6 million of debt outstanding as of December 31, 2001, of which $5.0 million was paid in full as of February 8, 2002. This debt was assumed from entities we acquired. In addition, we have two standby letter of credit facilities totaling approximately $11.0 million. We also had an unsecured operating U.S. dollar line of credit totaling $25.0 million. We had no outstanding borrowings under this facility at December 31, 2001.

We believe that our existing cash balances and investments, together with cash flow from operations will be sufficient to meet our liquidity and capital spending requirements at least through the foreseeable future. However, possible investments in or acquisitions of complementary businesses, products or technologies, such as our acquisition of IBM's optical transceiver business in the second quarter of fiscal 2002, may require additional financing prior to such time. In addition, if the current economic downturn prolongs, we may need to expend our cash reserves to fund our operations. There can be no assurance that additional debt or equity financing will be available when required or, if available, can be secured on terms satisfactory to us.

In general, our investment policy requires that our securities purchases be rated A1/P1, MIG-1, AA-/Aa3 or better. No securities may have a maturity that exceeds 36 months, and the average duration of our investment portfolio may not exceed 18 months. At any time, no more than 25% of the investment portfolio may be insured by a single insurer other than the US government.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT PROJECTS -- OPTICAL TRANSCEIVER BUSINESS

An independent valuation specialist performed an allocation of the total purchase price of IBM's optical transceiver business to its individual assets. Of the total purchase price, $22.1 million has been allocated to IPR&D and was charged to expense for the three months ended December 31, 2001. The remaining purchase price has been allocated specifically to identifiable assets acquired.

After allocating value to the IPR&D projects and the optical transceiver business' tangible assets, specific intangible assets were then identified and valued. The identifiable intangible assets include existing technology, core technology, distribution agreements, supply/contract manufacturing agreements, real estate license agreement and non-competition agreement. The IPR&D is comprised of two main categories: gigabit interface converters and small form factors transceivers for storage area networks and local area networks using optical fibre channel and gigabit Ethernet protocols.

The optical transceiver business has incurred $15.9 million to date and estimates that an additional investment of approximately $18.5 million in research and development will be required to complete the IPR&D by the second quarter of fiscal 2004. The nature of the efforts required to develop the purchased IPR&D into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements.

CURRENT STATUS OF OTHER ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT PROJECTS

We periodically review the stage of completion and likelihood of success of each of the IPR&D projects. The current status of the IPR&D projects for all significant mergers and acquisitions during the past three years are as follows:

SDL

The products under development at the time of acquisition included: (1) pump laser chips; (2) pump laser modules; (3) Raman chips and amplifiers; (4) external modulators and drivers; and (5) industrial laser products. The pump laser chips and industrial laser products have been completed at a cost consistent with our expectations. The micro amplifier development has been terminated at SDL and transferred to another division within the Company. Thin film dispersion compensator research has been cancelled. The pump laser modules and Raman chips are expected to be completed by the fourth quarter of fiscal 2002. We have incurred costs of $31.9 million through the end of the second quarter of fiscal 2002, with estimated costs to complete of $1.1 million. The differences between the actual outcome noted above and the assumptions used in the original valuation of the technology are not expected to significantly impact our results of operations and financial position.

Epion

The products under development at the time of acquisition included Gas Cluster Ion Beam technology used for atomic scale surface smoothing and cleaning where surface or film quality is of great importance. Epion has incurred $3.3 million to date and estimates that a total investment of approximately $3.6 million in research and development over the next 24 months will be required to complete the IPR&D. The nature of the efforts required to develop the purchased IPR&D into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements. The differences between the actual outcome noted above and the assumptions used in the original valuation of the technology are not expected to significantly impact our results of operations and financial position.

E-TEK

The products under development at the time of acquisition included: (1) wavelength division multiplexers (WDM's); (2) submarine products; and (3) other component products and modules. The WDM and submarine products have been completed at a cost consistent with our expectations. Our development efforts for other components and modules include attenuators, circulators, switches, dispersion equalization monitors and optical performance monitors. Our development efforts fell behind schedule on some of these products but are now complete at a cost of $7.7 million. The differences between the actual outcome noted above and the assumptions used in the original valuation of the technology have not significantly impacted our results of operations and financial position.

OCLI

The products under development at the time of the acquisition included: (1) thin film filters and switches, (2) optical display and projection products, and (3) light interference pigments. Thin film filters includes switches and dispersion compensators. The MEMS 2x2 Switch development has been terminated at OCLI and transferred to another division within the Company. Thin film dispersion compensator research has been cancelled. We incurred post acquisition costs of approximately $4.9 million. The optical display and projection products development has been terminated due to the uncertainty of current market conditions. Light interference pigments are currently in the commercial stage of the development cycle for this product family and these projects were completed in the first quarter of calendar year 2002. We have incurred post-acquisition research and development expenses of approximately $16.4 million and estimate that cost to complete these projects will be another $0.2 million. The differences between the actual outcome noted above and the assumptions used in the original valuation of the technology are not expected to significantly impact our results of operations and financial position.

SIFAM

The products under development at the time of the acquisition included: (1) miniature couplers; (2) combined components; and (3) micro-optic devices. Miniature coupler development and combined components development are complete at a cost consistent with our expectations. Micro-optic device development is currently being evaluated relative to similar efforts already underway within our organization. The costs incurred post-acquisition for micro-optic device development has been consistent with our expectations.

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

Our investments are made in accordance with an investment policy approved by the Board of Directors. In general, our investment policy requires that our securities purchases be rated A1/P1, MIG-1, AA-/Aa3 or better. No securities may have a maturity that exceeds 36 months, and the average duration of our investment portfolio may not exceed 18 months. At any time, no more than 25% of the investment portfolio may be insured by a single insurer other than the US government.

LEASES

We are exposed to interest rate risk associated with leases on our facilities where payments are tied to the London Interbank Offered Rate ("LIBOR"). We have evaluated the hypothetical change in lease obligations held at December 31, 2001 due to changes in the LIBOR. The modeling technique used measures hypothetical changes in lease obligations arising from selected hypothetical changes in LIBOR. The hypothetical market changes reflected immediate parallel shifts in the LIBOR curve of plus or minus 50 BPS, 100 BPS, and 150 BPS over a 12-month period. The results of this analysis were not material in comparison to our financial results.

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

We are experiencing decreased sales and increased difficulty in predicting future operating results

As a result of currently unfavorable economic and market conditions, (a) our sales are declining, (b) we are unable to predict future sales accurately, and
(c) we are currently unable to provide long-term guidance for future financial performance. The conditions contributing to this difficulty include:

- uncertainty regarding the capital spending plans of the major telecommunications carriers, upon whom our customers, and ultimately we, depend for sales;

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

We have incurred, and may in the future incur, inventory-related charges, the amounts of which are difficult to predict accurately

As a result of the business downturn, we have incurred charges to align our inventory with actual customer requirements over the near term. We use a rolling six-month forecast based on anticipated product orders, product order history, forecasts and backlog to assess our inventory requirements. As discussed above, our ability to forecast our customers' needs for our products in the current economic environment is very limited. We have incurred, and may in the future incur, significant inventory-related charges. In the first half of fiscal 2002, we incurred charges related to inventory write-downs of $142.2 million. These charges were partially offset by the sale of approximately $29.0 million in inventory that had previously been written down. We may incur significant similar charges in future periods. Moreover, because of our current difficulty in forecasting sales, we may in the future revise our previous forecasts. While we believe, based on current information, that the inventory-related charges recorded in fiscal 2002 are appropriate, subsequent changes to our forecast may indicate that these charges were insufficient or even excessive.

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

IF WE FAIL TO MANAGE OR ANTICIPATE OUR FUTURE GROWTH, OUR BUSINESS WILL SUFFER

The optical networking business has historically grown, at times rapidly, and we have grown accordingly. We have made and, although we are currently in an industry downturn, expect to continue to make significant investments to enable our future growth through, among other things, internal expansion programs, internal product development and acquisitions and other strategic relationships. If we fail to effectively manage or anticipate our future growth effectively, particularly during periods of industry decline, our business will suffer.

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

Our acquisition strategy is costly

Our acquisition strategy is costly. For example, we have incurred direct costs of $12.0 million associated with the combination of Uniphase and JDS FITEL, $8.2 million associated with the acquisition of OCLI, $32.3 million associated with the acquisition of E-TEK and $44.6 million associated with the acquisition of SDL. In addition, we paid certain SDL executives $300.9 million in consideration of their agreement to amend their change of control agreements and enter into non-compete agreements with us. We may incur additional material charges in subsequent quarters to reflect additional costs associated with these and other combinations and acquisitions, which will be expensed as incurred. Moreover, to the extent an acquired business does not perform as expected, we have and may continue to incur substantial additional unforeseen costs to develop, restructure or dispose of such business. Nonperforming or underperforming acquired businesses may also divert management attention, dilute the value of our common stock and exchangeable shares and weaken our financial condition.

Our Global Realignment Program may not be successful

As part of our continuing integration efforts and in response to the current economic slowdown, we commenced a Global Realignment Program in April 2001, under which we are, among other things:

- consolidating our product development programs and eliminating overlapping programs;

- consolidating our manufacturing of several products from multiple sites into specific locations around the world; and

- realigning our sales organization to offer customers a single point of contact within the company, and creating regional and technical centers to streamline customer interactions with product line managers.

Implementation of the Global Realignment Program involves reductions in our workforce and facilities and, in certain instances, the relocation of products, technologies and personnel. We have incurred and will incur significant expenses to implement the program and we expect to realize significant future cost savings as a result. As with our other integration efforts, the Global Realignment Program may not be successful in achieving the cost savings and other benefits within the expected timeframes, may be insufficient to align our operations with customer demand and the changes affecting our industry, may disrupt our operations, or may be more costly than currently anticipated. Even if the Global Realignment Program is successful, our sales must increase substantially for us to be profitable.

If we fail to commercialize new product lines, our business will suffer

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

Furthermore, new products require increased sales and marketing, customer support and administrative functions to support anticipated increased levels of operations. We may not be successful in creating this infrastructure, nor may we realize any increased sales and operations to offset the additional expenses resulting from this increased infrastructure. In connection with our recent acquisitions, we have incurred expenses in anticipation of developing and selling new products. Our operations may not achieve levels sufficient to justify the increased expense levels associated with these new businesses.

Any failure of our information technology infrastructure could harm our business

We rely upon the capacity, reliability and security of our information technology hardware and software infrastructure and our ability to expand and update this infrastructure in response to our growth and changing needs. In connection with our growth, we are constantly updating our current information technology infrastructure and expect to incur significant costs and expend significant management and other resources relating to our upgrade efforts. Among other things, we are currently unifying our manufacturing, accounting, sales and human resource data systems using an Oracle platform, expanding and upgrading our networks and integrating our voice communications systems. Any failure to manage, expand and update our information technology infrastructure could harm our business.

WE HAVE MANUFACTURING AND PRODUCT QUALITY CONCERNS

If we do not achieve acceptable manufacturing volumes, yields and costs, our business will suffer

Our success depends upon our ability to timely deliver products to our customers at acceptable volume and cost levels. The manufacture of our products involves highly complex and precise processes, requiring production in highly controlled and clean environments. Changes in our manufacturing processes or those of our suppliers, or inadvertent use of defective or contaminated materials by us or by our suppliers, could significantly hurt our ability to meet our customers' product volume and quality needs. Moreover, in some cases, existing manufacturing techniques, which involve substantial manual labor, may not achieve the volume or cost targets of our customers. In these cases, we will need to develop new manufacturing processes and techniques, which are anticipated to involve higher levels of automation, to achieve these targets, and we will need to undertake other efforts to reduce manufacturing costs. Currently, we are devoting significant funds and other resources to (a) the development of advanced manufacturing techniques to improve product volumes and yields and reduce costs, and (b) realign some of our product manufacturing to locations offering optimal labor costs. These efforts may not be successful. If we fail to achieve acceptable manufacturing yields, volumes and costs, our business will be harmed.

If our customers do not qualify our manufacturing lines for volume shipments, our operating results could suffer

Customers will not purchase any of our products, other than limited numbers of evaluation units, prior to qualification of the manufacturing line for the product. Each new manufacturing line must go through varying levels of qualification with our customers. Moreover, under our Global Realignment Program we are consolidating our worldwide manufacturing operations. Among other things, we are moving the manufacturing of some of our products to other facilities. The manufacturing lines for these products at the consolidated facilities must undergo qualification with our customers before commercial manufacture of these products can recommence. The qualification process, whether for new products or in connection with the relocation of manufacturing of current products, determines whether the manufacturing line achieves the customers' quality, performance and reliability standards. Delays in qualification can cause a product to be dropped from a long-term supply program and result in significant lost sales opportunities over the term of that program. We may experience delays in obtaining customer qualification of our manufacturing lines and, as a consequence, our operating results and customer relationships would be harmed.

If our products fail to perform, our business will suffer

Our business depends on our producing excellent products of consistently high quality. To this end, our products are rigorously tested for quality both by our customers and us. Nevertheless, our products are highly complex and our customers testing procedures are limited to evaluating our products under likely and foreseeable failure scenarios. For various reasons (including, among others, the occurrence of performance problems unforeseeable in testing), our products may fail to perform as expected. Failures could result from faulty design or problems in manufacturing. In either case, we could incur significant costs to repair and/or replace defective products under warranty, particularly when such failures occur in installed systems. We have experienced such failures in the past and remain exposed to such failures, as our products are widely deployed throughout the world in multiple demanding environments and applications. In some cases, product redesigns or additional capital equipment may be required to correct a defect. In addition, any significant or systemic product failure could result in lost future sales of the affected product and other products, as well as customer relations problems.

ACCOUNTING TREATMENT OF OUR ACQUISITIONS HAS IMPACTED OUR OPERATING RESULTS

Our operating results are adversely impacted by purchase accounting treatment, primarily due to the impact of amortization of and other reductions in the carrying value of goodwill and other intangibles originating from acquisitions

Under GAAP, we accounted for most of our acquisitions using the purchase method of accounting. Under purchase accounting, we recorded the market value of our common shares and the exchangeable shares of our subsidiary, JDS Uniphase Canada Ltd., issued in connection with acquisitions, the fair value of the stock options assumed and the amount of direct transaction costs as the cost of acquiring these entities. That cost is allocated to the individual assets acquired and liabilities assumed, including various identifiable intangible assets such as in-process research and development, acquired technology, acquired trademarks and trade names and acquired workforce, based on their respective fair values. We allocated the excess of the purchase cost over the fair value of the net identifiable assets to goodwill.

The impact of purchase accounting on our operating results is significant. For fiscal 2001 and the first half of fiscal 2002, we recorded $5,387.0 million and $884.6 million, respectively, of amortization expense.

Additionally, we also incur other purchase accounting related costs and expenses in the period a particular transaction closes to reflect purchase accounting adjustments adversely affecting gross profit and the costs of integrating new businesses or curtailing overlapping operations. Purchase accounting treatment of our mergers and acquisitions, at least through the end of fiscal 2002 at which time new accounting rules will apply, will result in a net loss, which will have a material and adverse effect on our results of operations.

The downturn in telecommunications equipment and financial markets created unique circumstances with regard to the assessment of certain of our long-lived assets and acquired equity investments. Beginning in the second half of fiscal 2001 and through the end of the second quarter of fiscal 2002, we evaluated the carrying value of certain long-lived assets and acquired equity investments, consisting primarily of goodwill and other intangible assets and our investment in ADVA. We were carrying a large amount of goodwill on our balance sheet because of our significant acquisitions as accounting rules require that goodwill be recorded based on stock prices at the time merger agreements are executed and announced, and our merger agreements were negotiated and announced at times when market valuations were considerably higher than at present.

During the fourth quarter of fiscal 2001, under applicable accounting rules, we began to evaluate the carrying value of our goodwill and certain other long-lived assets. As a result of this evaluation, we recorded reductions of $50.1 billion in goodwill and other intangible assets, and a $744.7 million charge to write down the value of our investment in ADVA in fiscal 2001. During the first half of fiscal 2002, we recorded reductions of $1.3 billion in goodwill and other intangible assets, and a $13.9 million write-down of our investment in ADVA. It is possible that our operating results would be adversely affected by additional write-downs of our goodwill and other long-lived assets and acquired equity investments.

Our operating results could be adversely affected by SFAS 141 and SFAS 142

In July 2001, the Financial Accounting Standards Board issued SFAS 141 and SFAS
142. Upon adoption of SFAS 142 on July 1, 2002, we will no longer amortize our goodwill. Instead, goodwill will be reviewed for impairment annually, or more frequently if impairment indicators arise. As of December 31, 2001, our balance of goodwill was $3.6 billion. In addition, we had approximately $39.1 million of separately recognized intangible assets that will be reclassified to goodwill on July 1, 2002 because they do not meet the new recognition criteria for an intangible asset under SFAS 141. If general macroeconomic conditions continue to deteriorate, affecting our business and operating results over the long term, we could be required to record additional impairment charges related to goodwill, which could adversely affect our financial results.

OUR SALES ARE DEPENDENT UPON A FEW KEY CUSTOMERS

Our customer base is highly concentrated. Historically, orders from a relatively limited number of optical system providers accounted for a substantial portion of our net sales. During fiscal 2000, two customers, Lucent and Nortel, accounted for 21 percent and 15 percent of net sales, respectively. During fiscal 2001, three customers, Nortel, Alcatel and Lucent, accounted for 14 percent, 12 percent and 10 percent of net sales, respectively. During the first half of fiscal 2002, no customer accounted for more than ten percent of net sales. However, we expect that, for the foreseeable future, sales to a limited number of customers will continue to account, alone or in the aggregate, for a high percentage of our net sales. Sales to any single customer may vary significantly from quarter to quarter. If current customers do not continue to place orders, we may not be able to replace these orders with new orders from new customers. In the telecommunications industry, our customers evaluate our products and competitive products for deployment in their telecommunications systems. Our failure to be selected by a customer for particular system projects can significantly impact our business, operating results and financial condition. Similarly, even if our customers select us, the failure of those customers to be selected as the primary suppliers for an overall system installation could adversely affect us. Such fluctuations could materially harm our business.

INTERRUPTIONS AFFECTING OUR KEY SUPPLIERS COULD DISRUPT PRODUCTION, COMPROMISE OUR PRODUCT QUALITY AND ADVERSELY AFFECT OUR SALES

We obtain various components included in the manufacture of our products from single or limited source suppliers. A disruption or loss of supplies from these companies or a price increase for these components would materially harm our results of operations, product quality and customer relationships. In addition, we currently utilize a sole source for the crystal semiconductor chip sets incorporated in our solid-state microlaser products for use in our solid-state laser products from Opto Power Corporation and GEC. We obtain lithium niobate wafers, gallium arsenide wafers, specialized fiber components and some lasers used in our telecommunications products primarily from Crystal Technology, Fujikura, Ltd., Philips Key Modules and Sumitomo, respectively. These materials are important components of certain of our products and we currently do not have alternative sources for such materials. Also, we do not have long-term or volume purchase agreements with any of these suppliers, and these components may not in the future be available in the quantities required by us, if at all, in which case our business could be materially harmed.

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

Our industry is consolidating

Our industry is consolidating and we believe it will continue to consolidate in the future as companies attempt to strengthen or hold their market positions in an evolving industry. We anticipate that consolidation will accelerate as a result of the current industry downturn. We believe that industry consolidation may result in stronger competitors that are better able to compete as sole-source vendors for customers. This could lead to more variability in operating results as we compete to be a single vendor solution and could harm our business.

Fiber-optic component average selling prices are declining

Prices for telecommunications fiber-optic products generally decline over time as new and more efficient components and modules with increased functionality are developed, manufacturing processes improve and competition increases. The current economic downturn has exacerbated the general trend, as declining sales have forced telecommunications carriers and their systems provider suppliers to reduce costs, leading to increasing pricing pressure on our competitors and us. Weakened demand for optical components and modules has created an oversupply of these products, which has increased pressure on us to reduce our prices. To the extent this oversupply is not corrected in subsequent periods, we anticipate continuing pricing pressure. Moreover, currently, fiber-optic networks have significant excess capacity. Industry participants disagree as to the amount of this excess capacity. However, to the extent that there is significant overcapacity and this capacity is not profitably utilized in subsequent periods, we expect to face additional pricing pressure.

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

As a consequence of the current economic downturn and as part of our Global Realignment Program, we have reduced our global workforce to the current level of approximately 11,000 employees. To date, we have not lost the services of any personnel (either through the announced reduction or otherwise) that have had or which we expect will have a material adverse effect on our business or financial condition. However, we cannot predict the impact our recent workforce reductions and any reductions we are compelled to make in the future will have on our ability to attract and retain key personnel in the future.

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

-  currency fluctuations; and

-  potentially adverse tax consequences.

Net sales to customers outside the United States and Canada accounted for $1,043.4 million and $326.7 million, or 32 percent and 23 percent of net sales, for the years ended June 30, 2001 and 2000, respectively. For the first half of fiscal 2002, net sales to customers outside the United States and Canada accounted for $170.0 million, or 28 percent of net sales. We expect that sales to customers outside of North America will continue to account for a significant portion of our net sales. We continue to expand our operations outside of the United States and enter additional international markets, both of which will require significant management attention and financial resources.

Since a significant portion of our foreign sales is denominated in U.S. dollars, our products may also become less price competitive in countries in which local currencies decline in value relative to the U.S. dollar. Lower sales levels that typically occur during the summer months in Europe and some other overseas markets may also materially and adversely affect our business. Furthermore, the sales of many of our optical system provider customers depend on international sales and consequently further exposes us to the risks associated with such international sales.

The international dimensions of our operations and sales subject us to a myriad of domestic and foreign trade regulatory requirements. As part of our ongoing integration program, we are evaluating our current trade compliance practices and implementing improvements, where necessary. Among other things, we are auditing our product export classification and customs procedures and are installing company-wide trade information and compliance systems using our global enterprise software platforms. We do not currently expect the cost of such evaluation or the implementation of any resulting improvements to have a material adverse effect on our finances or business, nor do we expect our failure to comply in all respects with applicable regulations to have a material adverse effect on our business, but our evaluation and related implementation are not yet complete.

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

IF WE HAVE INSUFFICIENT PROPRIETARY RIGHTS OR IF WE FAIL TO PROTECT THOSE WE HAVE, OUR BUSINESS WOULD BE MATERIALLY HARMED

We may not obtain the intellectual property rights we require

Others, including academic institutions and our competitors, hold numerous patents in the industries in which we operate. We may seek to acquire license rights to these or other patents or other intellectual property to the extent necessary for our business. Unless we are able to obtain such licenses on commercially reasonable terms, patents or other intellectual property held by others could inhibit our development of new products for our markets. While in the past licenses generally have been available to us where third-party technology was necessary or useful for the development or production of our products, in the future licenses to third-party technology may not be available on commercially reasonable terms, if at all. Generally, a license, if granted, includes payments by us of up-front fees, ongoing royalties or a combination thereof. Such royalty or other terms could have a significant adverse impact on our operating results. We are a licensee of a number of third-party technologies and intellectual properties rights and are required to pay royalties to these third-party licensors on some of our telecommunications products and laser subsystems.

Our products may be subject to claims that they infringe the intellectual property rights of others

The industry in which we operate experiences periodic claims of patent infringement or other intellectual property rights. We have received in the past and may from time to time in the future receive notices from third parties claiming that our products infringe upon third-party proprietary rights. Any litigation to determine the validity of any third-party claims, regardless of the merit of these claims, could result in significant expense to us and divert the efforts of our technical and management personnel, whether or not we are successful in such litigation. If we are unsuccessful in any such litigation, we could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology that is the subject of the litigation. We may not be successful in such development or such licenses may not be available on terms acceptable to us, if at all. Without such a license, we could be enjoined from future sales of the infringing product or products. We are currently subject to various claims regarding third party intellectual property rights. Based on the current information, these claims are not expected to have a material adverse effect on our business.

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

IF WE FAIL TO OBTAIN ADDITIONAL CAPITAL AT THE TIMES, IN THE AMOUNTS AND UPON THE TERMS REQUIRED, OUR BUSINESS COULD SUFFER

We have devoted substantial resources for new facilities and equipment to the production of our products. Currently we are incurring substantial costs associated with restructuring our business and operations under our Global Realignment Program. Although we believe existing cash balances, cash flow from operations, available lines of credit, and proceeds from the realization of investments in other businesses will be sufficient to meet our capital requirements at least for the next 12 months, we may be required to seek additional equity or debt financing to compete effectively in these markets. We cannot precisely determine the timing and amount of such capital requirements and will depend on several factors, including our acquisitions and the demand for our products and products under development. Such additional financing may not be available when needed, or if available, may not be on terms satisfactory to us.

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

SOME ANTI-TAKEOVER PROVISIONS CONTAINED IN OUR CHARTER AND UNDER DELAWARE LAWS COULD HINDER A TAKEOVER ATTEMPT

We are subject to the provisions of Section 203 of the Delaware General Corporation Law prohibiting, under some circumstances, publicly held Delaware corporations from engaging in business combinations with some stockholders for a specified period of time without the approval of the holders of substantially all of our outstanding voting stock. Such provisions could delay or impede the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving us, even if such events could be beneficial, in the short term, to the interests of the stockholders. In addition, such provisions could limit the price that some investors might be willing to pay in the future for shares of our common stock. Our certificate of incorporation and bylaws contain provisions relating to the limitations of liability and indemnification of our directors and officers, dividing our board of directors into three classes of directors serving three-year terms and providing that our stockholders can take action only at a duly called annual or special meeting of stockholders. These provisions also may have the effect of deterring hostile takeovers or delaying changes in control or management of us.

FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q which are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. A forward-looking statement may contain words such as "plans," "hopes," "believes," "estimates," "will continue to be," "will be," "continue to," "intend," "expect to," "anticipate that," " to be" or "can impact" or similar words. These forward-looking statements include any statements we make, or implications suggested by statements we make, as to:

- the impact on our business and financial condition of new Statements of Financial Accounting Standards ("SFAS") -- SFAS 141, SFAS 142 and SFAS 144;

-  our future levels of R&D and SG&A expenses;

- the amount of and our ability to realize our deferred tax assets and the effect of deferred tax assets recorded for assumed employee stock options on our tax provision or benefit for income taxes recorded in future periods;

-  the value of our tax provision for income taxes;

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

- the implementation of our Global Realignment Program, the timing and level of cost reductions and other benefits we expect to receive as a result of the Program, and the expected cost to complete the Program, including, without limitation, (a) the level of the expected workforce reductions, (b) the benefits we expect to receive from the elimination and consolidation of research and development programs and manufacturing facilities, and (c) the benefits we expect to receive from integrating our sales force and restructuring our customer service program;

- the sufficiency of existing cash balances and investments, together with cash flow from operations and available lines of credit to meet our liquidity and capital spending requirements for future periods; and

- the cost to complete our acquired in-process research and development and the expected amortization of such costs.

Management cautions that forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in such forward-looking statements. These risks and uncertainties include, among other things, the risk that (1) the current economic downturn may be more severe and long-lasting than we can anticipate, and, notwithstanding our projections, beliefs and expectations for our business, may cause our business and financial condition to suffer, (2) due to the current economic slowdown, in general, and setbacks in our customers' businesses, in particular, our ability to predict our financial performance, in particular, and our future success, in general, for future periods is far more difficult than in previous periods; (3) our ongoing integration and restructuring efforts, including, among other things, the Global Realignment Program, may not be successful in achieving their expected benefits, may be insufficient to align our operations with customer demand and the changes affecting our industry, or may be more costly or extensive than currently anticipated; (4) increasing pricing pressure, as the result of the economic downturn and competitive factors, may harm our revenues and profit margins; (5) our research and development programs may be insufficient or too costly or may not produce new products, with performance, quality, quantity and price levels satisfactory to our customers; and (6) our ongoing efforts to reduce product costs to our customers, through, among other things, automation, improved manufacturing processes and product rationalization may be unsuccessful. Further, our future business, financial condition and results of operations could differ materially from those anticipated by such forward-looking statements and are subject to risks and uncertainties including the risks set forth above, and those described under the heading "Risk Factors" above. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform such statements to actual results or to changes in our expectations.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

N/A

ITEM 2. CHANGES IN SECURITIES

During the second quarter of fiscal 2002, the Company issued 0.1 million shares of the Company's common stock, valued at $0.8 million, in connection with the acquisition of OPA. These shares were issued as a result of milestones achieved as part of the initial purchase agreement. The issuance of the common stock was exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended.

During the second quarter of fiscal 2002, the Company issued 26.9 million shares of the Company's common stock, valued at $232.2 million, to IBM in connection with the acquisition of IBM's optical transceiver business. The issuance of the common stock was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

N/A

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders (the "Annual Meeting") was held on November 9, 2001. At the Annual Meeting, three items were voted upon:

1. The election of two Class I directors to serve until the 2004 Annual Meeting and until their successors are elected and qualified:

      Bruce Day
      Martin Kaplan

      The terms of the following directors continued after the Annual Meeting:

      Robert Enos
      Peter Guglielmi
      Donald Scifres
      Casimir Skrzypczak
      Jozef Straus

2. An amendment to the Company's 1998 Employee Stock Purchase Plan ("ESPP") increasing the number of shares of common stock reserved for issuance from 25,000,000 shares to 50,000,000 shares.

3. The appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending June 30, 2002.

The voting results were:

                                                                                                      Broker
                                               For              Against           Abstained          Non-Votes
                                          -------------      -------------      -------------      -------------
1.  Directors:
       Bruce Day                            997,635,458                 --          9,062,820                  0
       Martin Kaplan                        997,495,940                 --          9,202,338                  0

2.  Increase number of shares
       reserved for the ESPP                989,989,732         31,804,979          5,603,336                  0

3.  Appointment of Ernst & Young LLP      1,011,437,398         11,342,302          4,618,347                  0

ITEM 5. OTHER INFORMATION

N/A

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)    Exhibits:

      Exhibit No.       Exhibit Description
      -----------       -------------------
         3.5            Restated Bylaws of JDS Uniphase Corporation, a Delaware
                        Corporation, as of November 16, 2001.

        10.1            Amended and Restated 1993 Flexible Stock Incentive Plan
                        (Amended and Restated as of November 9, 2001).

        10.4            1998 Employee Stock Purchase Plan, as Amended November
                        9, 2001.

        10.15           Amended and Restated 1999 Canadian Employee Stock
                        Purchase Plan, as Amended November 9, 2001.

b)    Reports on Form 8-K:

The Company filed five reports on Form 8-K during the three months ended December 31, 2001. Information regarding the items reported on is as follows:

DATE OF REPORT          ITEM REPORTED ON
--------------          ----------------
December 19, 2001       Regulation FD disclosure in connection with the
                        Company's acquisition of the optical transceiver
                        business of IBM.

December 10, 2001       Regulation FD disclosure in connection with sales
                        guidance for future periods.

December 3, 2001        The plan of certain Board of Directors and Executive
                        Officers under Rule 10b5-1 of the Securities Exchange
                        Act of 1934, as amended, for trading in shares of the
                        Company's common stock.

October 31, 2001        Regulation FD disclosure in connection with a
                        stockholder update to be delivered by the officers of
                        the Company on November 1, 2001 that included written
                        communication comprised of slides.

October 25, 2001        Regulation FD disclosure in connection with a conference
                        call delivered by the officers of the Company on October
                        25, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                JDS Uniphase Corporation
                                          -------------------------------------
                                                       (Registrant)


Date: February 11, 2002                           /s/ Anthony R. Muller
                                          -------------------------------------
                                          Anthony R. Muller, Executive Vice
                                          President and CFO (Principal Financial
                                          and Accounting Officer

                                  EXHIBIT INDEX

Exhibit No.       Exhibit Description
-----------       -------------------
    3.5           Restated Bylaws of JDS Uniphase Corporation, a Delaware
                  Corporation, as of November 16, 2001.

   10.1           Amended and Restated 1993 Flexible Stock Incentive Plan
                  (Amended and Restated as of November 9, 2001).

   10.4           1998 Employee Stock Purchase Plan, as Amended November 9,
                  2001.

   10.15          Amended and Restated 1999 Canadian Employee Stock Purchase
                  Plan, as Amended November 9, 2001.