Form 10-Q
period 2002-03-31
JDS UNIPHASE CORP /CA/
filed 2002-05-14
CIK 912093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	March 31, 2002

OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission file number	0-22874

JDS Uniphase Corporation

(Exact name of registrant as specified in its charter)

Delaware	94-2579683

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1768 Automation Parkway San Jose, CA	95131

(Address of principal executive offices)	(Zip Code)

(408) 546-5000

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Number of shares of common stock outstanding as of April 25, 2002 was 1,361,580,998, including 153,543,481 exchangeable shares of JDS Uniphase Canada Ltd. Each exchangeable share is exchangeable at any time into common stock on a one-for-one basis, entitles a holder to dividend and other rights economically equivalent to those of the common stock, and through a voting trust, votes at meetings of stockholders of the Registrant.

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

JDS UNIPHASE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	March 31,	June 30,
	2002	2001

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$325.5	$762.8
Short-term investments	1,239.0	1,049.4
Accounts receivable, less allowances for doubtful accounts of $49.7 at March 31, 2002 and $40.3 at June 30, 2001	165.0	477.6
Inventories	139.3	287.6
Deferred income taxes	114.3	340.2
Refundable income taxes	85.1	31.2
Other current assets	44.2	87.5

Total current assets	2,112.4	3,036.3
Property, plant and equipment, net	820.5	1,173.0
Deferred income taxes	40.7	806.3
Goodwill and other intangible assets, net	975.3	7,045.6
Long-term investments	102.9	169.0
Other assets	5.9	15.2

Total assets	$4,057.7	$12,245.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$75.4	$190.6
Accrued payroll and related expenses	71.0	133.0
Income taxes payable	12.1	30.6
Restructuring accrual	95.0	105.2
Deferred income taxes	17.1	63.0
Warranty accrual	74.3	49.7
Other current liabilities	167.8	276.4

Total current liabilities	512.7	848.5
Deferred income taxes	156.3	672.4
Other non-current liabilities	3.2	5.2
Long-term debt	0.6	12.8
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	68,370.6	67,955.3
Accumulated deficit	(64,920.2)	(57,224.4)
Accumulated other comprehensive loss	(65.5)	(24.4)

Total stockholders’ equity	3,384.9	10,706.5

Total liabilities and stockholders’ equity	$4,057.7	$12,245.4

See accompanying notes to condensed consolidated financial statements

JDS UNIPHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per-share data)
(unaudited)

	Three Months Ended		Nine Months Ended

	March 31,	March 31,	March 31,	March 31,
	2002	2001	2002	2001

Net sales	$261.8	$920.1	$876.5	$2,631.7
Cost of sales	240.1	494.2	919.0	1,380.7

Gross profit (loss)	21.7	425.9	(42.5)	1,251.0
Operating expenses:
Research and development	57.8	98.0	191.1	231.6
Selling, general and administrative	84.0	440.8	288.7	662.7
Amortization of purchased intangibles	373.7	2,120.2	1,258.3	4,331.7
Acquired in-process research and development	—	383.7	22.1	392.6
Reduction of goodwill and other long-lived assets	3,884.1	39,777.2	5,193.7	39,777.2
Restructuring charges	(10.8)	—	232.2	—

Total operating expenses	4,388.8	42,819.9	7,186.1	45,395.8
Loss from operations	(4,367.1)	(42,394.0)	(7,228.6)	(44,144.8)
Interest and other income, net	11.2	12.1	36.0	37.9
Gain on sale of subsidiary	—	1,770.2	—	1,770.2
Gain on sale of investments	4.5	—	10.9	—
Activity related to equity method investments	(8.5)	(759.9)	(53.6)	(853.4)
Reduction in fair value of investments	(7.9)	(7.5)	(114.4)	(7.5)

Loss before income taxes	(4,367.8)	(41,379.1)	(7,349.7)	(43,197.6)
Income tax expense (benefit)	(26.9)	468.8	346.1	562.3

Net loss	$(4,340.9)	$(41,847.9)	$(7,695.8)	$(43,759.9)

Net loss per share — basic and diluted	$(3.19)	$(36.63)	$(5.75)	$(43.02)

Shares used in per-share calculation — basic and diluted	1,359.0	1,142.5	1,337.4	1,017.3

See accompanying notes to condensed consolidated financial statements

JDS UNIPHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended

	March 31,	March 31,
	2002	2001

OPERATING ACTIVITIES
Net loss	$(7,695.8)	$(43,759.9)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	244.0	114.9
Amortization expense	1,258.3	4,331.7
Amortization of deferred compensation	77.1	21.5
Acquired in-process research and development	22.1	392.6
Reduction of goodwill and other long-lived assets	5,193.7	39,777.2
Non-cash restructuring costs	141.3	—
Loss on disposal of fixed assets	26.4	—
Gain on sale of subsidiary	—	(1,770.2)
Gain on sale of investments	(10.9)	—
Activity related to equity method investments	53.6	853.4
Reduction in fair value of investments	114.4	7.5
Change in deferred income taxes, net	440.6	411.4
Tax benefit on non-qualified stock options	35.0	—
Changes in operating assets and liabilities:
Accounts receivable	312.6	(248.7)
Inventories	163.9	(211.7)
Other current assets	(44.6)	(31.0)
Income taxes payable	(18.5)	(21.7)
Accounts payable and other liabilities	(241.2)	121.5

Net cash provided by (used in) operating activities	72.0	(11.5)

INVESTING ACTIVITIES
Purchases of available-for-sale investments, net of sales	(304.5)	(104.9)
Acquisitions of businesses, net of cash acquired	(121.0)	234.6
Purchases of property, plant and equipment	(113.8)	(608.1)
Sales of non-marketable investments	29.8	—
Purchases of non-marketable investments	(36.6)	(65.3)
Other assets, net	9.3	(4.0)

Net cash used in investing activities	(536.8)	(547.7)

FINANCING ACTIVITIES
Repayment of debt	(32.6)	(22.6)
Proceeds from issuance of common stock	61.4	401.6

Net cash provided by financing activities	28.8	379.0

Effect of exchange rate changes on cash and cash equivalents	(1.3)	(2.1)
Decrease in cash and cash equivalents	(437.3)	(182.3)
Cash and cash equivalents at beginning of period	762.8	319.0

Cash and cash equivalents at end of period	$325.5	$136.7

Supplemental disclosure of cash flow information:
Net cash provided by operating activities, excluding indirect acquisition costs paid to SDL executives	$72.0	$289.4

See accompanying notes to condensed consolidated financial statements

JDS UNIPHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The financial information at March 31, 2002 and for the three and nine months ended March 31, 2002 and 2001 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that JDS Uniphase Corporation (“JDS Uniphase” or the “Company”) considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2001.

The balance sheet at June 30, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The results for the three and nine months ended March 31, 2002 may not be indicative of results for the year ending June 30, 2002 or any future periods.

The Company operates and reports financial results on a fiscal year on the Saturday closest to June 30. The third quarters of fiscal 2002 and 2001 ended on March 30, 2002 and March 31, 2001, respectively. For ease of discussion and presentation, all accompanying financial statements have been shown as ending on the last day of the calendar month.

Certain amounts for prior periods have been reclassified to conform to the current quarter’s presentation.

Recent Accounting Pronouncements

SFAS 141 and SFAS 142: In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.” SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. In addition, SFAS 141 further clarifies the criteria to recognize intangible assets separately from goodwill. Specifically, SFAS 141 requires that an intangible asset may be separately recognized only if such an asset meets the contractual-legal criterion or the separability criterion. The requirements of SFAS 141 are effective for any business combinations accounted for by the purchase method that is completed after June 30, 2001.

The Company is currently evaluating the impact of SFAS 141. On July 1, 2002, the Company will be required to reassess the goodwill and intangible assets previously recorded in acquisitions prior to July 1, 2001 to determine if the new recognition criteria for an intangible asset to be recognized apart from goodwill are met. As of March 31, 2002, the Company had approximately $35.8 million of separately recognized intangible assets, primarily consisting of acquired assembled workforce, that do not meet the new recognition criteria for an intangible asset to be recognized apart from goodwill. The remaining balance of these intangible assets will be reclassified to goodwill on July 1, 2002.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” Under SFAS 142, goodwill is no longer amortized but is reviewed for impairment annually, or more frequently if certain events or changes in circumstances indicate that the carrying value may not be recoverable. For intangible assets with indefinite useful lives, the impairment review will involve a comparison of fair value to carrying value, with any excess of carrying value over fair value being recorded as an impairment loss. For goodwill, the impairment test shall be a two-step process, consisting of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the fair value, the implied fair value of the reporting unit goodwill is compared to the carrying amount of the reporting unit goodwill. Any excess of the carrying value of the reporting unit goodwill over the implied fair value of the reporting unit goodwill will be recorded as an impairment loss. Separable intangible assets that are deemed to have a finite life will continue to be amortized over their useful lives (but with no maximum life). Intangible assets with finite useful lives will continue to be reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121 (“SFAS 121”), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company will apply the new accounting rules beginning July 1, 2002 and will reassess the useful lives of its separately recognized intangible assets in the first quarter of fiscal 2003. The Company will review for impairment previously recognized intangible assets that are deemed to have indefinite lives upon the completion of this analysis in the first quarter of fiscal 2003. Additionally, upon the adoption of SFAS 142, the Company will perform a transitional impairment review related to the carrying value of goodwill as of July 1, 2002 by the end of the second quarter of fiscal 2003. Because of the different transition dates for goodwill and intangible assets acquired on or before June 30, 2001 and those acquired after that date, pre-existing goodwill and intangibles will be amortized during this transition period until adoption whereas new goodwill and indefinite lived intangible assets acquired after June 30, 2001 will not.

The Company is currently in the process of determining its reporting units, analyzing how fair value will be determined and quantifying the anticipated impact of adopting SFAS 142. The adoption of SFAS 142 is expected to have a material impact on the Company’s results of operations primarily because goodwill will no longer be amortized. Amortization of goodwill was $260.4 million and $924.7 million for the three and nine months ended March 31, 2002, respectively.

In December 2001, the Company acquired the optical transceiver business of IBM Corporation (see Note 11). The acquisition was accounted for as a purchase transaction in accordance with SFAS 141. Goodwill associated with the acquisition is not being amortized but will be reviewed for impairment annually (or more frequently if impairment indicators arise) in accordance with SFAS 142.

SFAS 144: In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supercedes SFAS 121 and certain provisions of Accounting Principles Board Opinion No. 30 (“APB 30”), “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS 144 retains the fundamental provisions of SFAS 121 related to (a) the recognition and measurement of the impairment of long-lived assets to be held and used, and (b) the measurement of long-lived assets to be disposed by sale. SFAS 144 provides additional guidance on estimating cash flows when performing recoverability tests, requires long-lived assets to be disposed of other than by sale be classified as held and used until disposal, and establishes more restrictive criteria to classify long-lived assets as held for sale. In addition, SFAS 144 supersedes the accounting and reporting provisions of APB 30 for the disposal of a segment of a business. However, it retains the basic provisions of APB 30 to report discontinued operations separately from continuing operations and extends and reporting of a discontinued operation to a component of an entity. The Company will apply SFAS 144 beginning July 1, 2002 and is currently evaluating the potential impact, if any, the adoption will have on its financial position and results of operations.

Note 2. Comprehensive Loss

The Company’s accumulated other comprehensive loss consists of the accumulated net unrealized gains or losses on available-for-sale investments and foreign currency translation adjustments. For the three and nine months ended March 31, 2002, the tax effect on the net unrealized losses recorded under accumulated other comprehensive loss was $27.4 million and $11.1 million, respectively. At March 31, 2002 and June 30, 2001, the Company had a balance of net unrealized losses of $12.6 million and net unrealized gains of $5.8 million, respectively, on available-for-sale investments. Additionally, at March 31, 2002 and June 30, 2001, the Company had $52.9 million and $30.2 million, respectively, of foreign currency translation losses. The components of comprehensive loss are as follows (in millions):

	Three Months Ended		Nine Months Ended

	March 31,	March 31,	March 31,	March 31,
	2002	2001	2002	2001

Net loss	$(4,340.9)	$(41,847.9)	$(7,695.8)	$(43,759.9)
Net change in unrealized losses on available-for-sale investments, net of tax	(47.0)	(610.6)	(18.4)	(610.0)
Change in foreign currency translation	(4.4)	(22.3)	(22.7)	(40.9)

Comprehensive loss	$(4,392.3)	$(42,480.8)	$(7,736.9)	$(44,410.8)

Note 3. Financial Instruments

Investments:

As of March 31, 2002, the Company had 24.7 million shares of Nortel Networks (“Nortel”) common stock with a fair value of $110.9 million. The Company acquired these shares as a result of the sale of its Zurich, Switzerland subsidiary to Nortel during the third quarter of fiscal 2001.

The Company regularly evaluates the carrying value of its investments. When the carrying value of an investment exceeds the fair value and the decline in value is deemed to be other-than-temporary, the Company writes down the value of the investment. Details of the other-than-temporary reductions in the fair value of the Company’s investments are as follows (in millions):

	Three Months Ended		Nine Months Ended

	March 31,	March 31,	March 31,	March 31,
	2002	2001	2002	2001

Nortel	$—	$—	$84.5	$—
Other available-for-sale investments	—	7.5	9.6	7.5
Non-marketable equity securities	7.9	—	20.3	—

Total reduction in fair value of investments	$7.9	$7.5	$114.4	$7.5

Equity Method Investments:

During the three and nine months ended March 31, 2002, the Company recorded charges of $8.5 million and $53.6 million, respectively, related to equity method investments.

ADVA: As of March 31, 2002, the Company had a 29 percent ownership stake in ADVA. For the three and nine months ended March 31, 2002, the Company recorded $0 and $0.7 million, respectively, in amortization expense related to the difference between the cost of the investment and the underlying equity in the net assets of ADVA. In addition, for the three and nine months ended March 31, 2002, the Company recorded $0 and $13.9 million, respectively, in charges to write down the basis of the ADVA investment. The $13.9 million reduction was recorded in the first quarter of fiscal 2002 as the Company determined the decline in the fair value to be other-than-temporary.

For the three and nine months ended March 31, 2002, under the equity method, the Company recorded $0 and $26.5 million, respectively, of its pro rata share of ADVA’s net loss. During the second quarter of fiscal 2002, the Company’s pro rata share of ADVA’s net loss exceeded the carrying amount of its investment, and the Company reduced the carrying amount to $0. As the Company has no future commitment to fund ADVA, no further pro rata share of ADVA’s net loss was recorded in the third quarter of fiscal 2002. Should ADVA report net income in future periods, the Company will resume applying the equity method after its pro rata share of ADVA’s net income exceeds its pro rata share of ADVA’s net loss not recognized during the periods the equity method was suspended.

The Photonics Fund, LLP: As of March 31, 2002, the Company had a 40 percent ownership in the Photonics Fund, LLP, a California limited liability partnership, which emphasizes privately negotiated venture capital equity investments. For the three and nine months ended March 31, 2002, under the equity method, the Company recorded $3.4 million and $6.1 million, respectively, as its pro rata share of the net loss.

Other equity method investments: For the three and nine months ended March 31, 2002, the Company recorded a total of $5.1 million and $6.4 million, respectively, as its pro rata share of the net losses.

Note 4. Derivative Instruments and Hedging Activities

The Company’s objectives and strategies for holding and issuing derivatives are to minimize the transaction and translation risks associated with non-functional currency transactions.

The Company conducts its business in a number of foreign countries and sells its products directly to customers in Australia, Canada, China, France, Germany, Hong Kong, Japan, Netherlands, Taiwan, Singapore and the United Kingdom through its foreign subsidiaries. These sales are often denominated in the local country’s currency. Therefore, in the normal course of business, the Company’s financial position is routinely subjected to market risk associated with foreign currency rate fluctuations. The Company’s policy is to ensure that business exposures to foreign exchange risks are identified, measured and minimized using the most effective and efficient methods to eliminate or reduce such exposures. The Company has entered into a number of foreign currency forward contracts, but has not designated such contracts as hedges for accounting purposes. The foreign currency forward contracts generally expire within 30 to 90 days. The change in fair value of these foreign currency forward contracts is recorded as income (loss) in the Statements of Operations as a component of “Interest income and other, net.” The notional amount associated with these foreign currency forward contracts as of March 31, 2002 was approximately $71.0 million and the fair value of such contracts is not material to the Company’s financial statements. The Company does not use derivatives for trading purposes.

Note 5. Inventories

The components of inventories consist of the following (in millions):

	March 31,	June 30,
	2002	2001

Raw materials and purchased parts	$54.9	$132.3
Work in process	35.7	99.2
Finished goods	48.7	56.1

Total	$139.3	$287.6

During the three and nine months ended March 31, 2002, the Company recorded write-downs of excess and obsolete inventories of $37.6 million and $179.8 million, respectively. These charges were partially offset by sales of inventories previously written down that had an original cost of $28.2 million and $57.2 million for the three and nine months ended March 31, 2002, respectively.

Note 6. Intangible Assets, including Goodwill

The components of intangible assets are as follows (in millions):

	March 31,	June 30,
	2002	2001

Goodwill	$7,041.3	$10,985.6
Other purchased intangible assets	1,483.8	2,353.6
Licenses and other intellectual property	4.5	4.5

	8,529.6	13,343.7
Less: accumulated amortization	(7,554.3)	(6,298.1)

Total	$975.3	$7,045.6

The Company recorded a reduction of goodwill and other intangible assets of $3,796.8 million and $5,106.4 million during the three and nine months ended March 31, 2002, respectively (see Note 10).

Note 7. Loss Per Share

The following table sets forth the computation of basic and diluted loss per share (in millions, except per-share data):

	Three Months Ended		Nine Months Ended

	March 31,	March 31,	March 31,	March 31,
	2002	2001	2002	2001

Numerator:
Net loss	$(4,340.9)	$(41,847.9)	$(7,695.8)	$(43,759.9)

Denominator:
Weighted average number of common shares outstanding	1,359.0	1,142.5	1,337.4	1,017.3

Net loss per share — basic and diluted	$(3.19)	$(36.63)	$(5.75)	$(43.02)

As the Company incurred a net loss for the three and nine months ended March 31, 2002, the effect of dilutive securities totaling 23.2 million and 23.8 million equivalent shares, respectively, has been excluded from the calculation of diluted loss per share because their effect was anti-dilutive. As the Company incurred a net loss for the three and nine months ended March 31, 2001, the effect of dilutive securities totaling 39.8 million and 53.9 million equivalent shares, respectively, has been excluded from the calculation of diluted loss per share as their effect was anti-dilutive.

Note 8. Income Tax Expense

The Company recorded a tax benefit of $26.9 million for the three months ended March 31, 2002, as compared to a tax provision of $468.8 million for the same period in the prior year. For the nine months ended March 31, 2002, the Company recorded a tax provision of $346.1 million, as compared to a tax provision of $562.3 million for the same period in the prior year. The tax provision or benefit recorded for the three and nine months ended March 31, 2002 differs from the expected tax benefit that would be calculated by applying the federal statutory rate to the loss before income taxes primarily due to the net effect of non-deductible acquisition-related charges, write-offs of deferred tax assets recorded in prior business combinations relating to assumed employee stock options that either expired unexercised or were exercised during the quarter when the market value of the underlying stock was less than the previously recorded value at the business combination date, increases in the valuation allowance for domestic deferred tax assets recorded in prior periods due to reductions in the Company’s forecasts of future domestic taxable income and the elimination of deferred tax liabilities recorded in prior business combinations.

As of March 31, 2002, the Company has recorded a valuation allowance for deferred tax assets of $1.7 billion. Due to the continued economic uncertainty in the industry, the Company has recorded net deferred tax assets as of March 31, 2002 only to the extent of offsetting deferred tax liabilities or recoverable income taxes.

Note 9. Operating Segments

During the first quarter of 2002, the Company changed the structure of its internal organization. Segment information for the prior periods has been restated to conform to the current year’s presentation.

The Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosures about Segments of an Enterprise and Related Information.” The Chief Executive Officer allocates resources to each segment based on their business prospects, competitive factors, net sales and operating results.

The Company designs, develops, manufactures and markets optical components and modules at various levels of integration. The reportable segments are each managed separately because they manufacture and distribute distinct products with different production processes. The Company views its business as having two principal operating segments: (i) Transmission and Network Components Group, and (ii) Thin Film Filters and Instrumentation Group. The Transmission and Network Components Group consists primarily of source lasers, pump lasers, pump modules, external modulators, transmitters, transceivers, optical photodetectors and receivers, isolators, wavelength division multiplexing (“WDM”) couplers, monitor tap couplers, gratings, circulators, optical switches, tunable filters, micro-electro-mechanical-systems, waveguides, switches, and optical amplifier products used in telecommunications and cable television (“CATV”) applications. The Thin Film Filters and Instrumentation Group includes thin film filters, instruments, industrial lasers, and optical display and projection products. The Company’s “All Other” operating segment, which is below the quantitative threshold defined by SFAS 131, consists of our division which designs and manufactures automated and semi-automated systems for the manufacture of fiber optic components and modules, as well as certain unallocated corporate-level operating expenses. All of the Company’s products are sold directly to original equipment manufacturers and industrial distributors throughout the world.

Where practicable, the Company allocates corporate sales, marketing, finance and administration expenses to operating segments, primarily as a percentage of net sales. Certain corporate-level operating expenses (including primarily acquisition-related charges, reduction of goodwill and other long-lived assets, gain on sale of investments, activity related to equity method investments, loss on sale of investments and reduction in fair value of investments) are not allocated to operating segments. In addition, the Company does not allocate income taxes, non-operating income and expenses or specifically identifiable assets to its operating segments.

Intersegment sales are recorded at fair market value less an agreed upon discount. Information on reportable segments is as follows (in millions):

	Three Months Ended		Nine Months Ended

	March 31,	March 31,	March 31,	March 31,
	2002	2001	2002	2001

Transmission and Network Components:
Net sales	$180.1	$718.1	$635.7	$2,186.8
Intersegment sales	—	—	—	—

Net sales to external customers	180.1	718.1	635.7	2,186.8
Operating income (loss)	(148.6)	234.8	(688.4)	700.1
Thin Film Products and Instrumentation:
Net sales	83.3	229.2	245.8	559.6
Intersegment sales	(2.6)	(27.4)	(10.8)	(114.9)

Net sales to external customers	80.7	201.8	235.0	444.7
Operating income (loss)	14.4	55.3	(7.4)	192.4
Net sales by reportable segments	260.8	919.9	870.7	2,631.5
All other net sales	1.0	0.2	5.8	0.2

Total net sales	261.8	920.1	876.5	2,631.7

Operating income (loss) by reportable segment	(134.2)	290.1	(695.8)	892.5
All other operating income (loss)	50.4	(61.9)	21.0	(107.1)
Unallocated amounts:
Acquisition-related charges & payroll taxes on stock option exercises	(399.2)	(2,845.0)	(1,360.1)	(5,153.0)
Reduction of goodwill and other long-lived assets	(3,884.1)	(39,777.2)	(5,193.7)	(39,777.2)
Interest and other income, net	11.2	12.1	36.0	37.9
Gain on sale of subsidiary	—	1,770.2	—	1,770.2
Gain on sale of investments	4.5	—	10.9	—
Activity related to equity method investments	(8.5)	(759.9)	(53.6)	(853.4)
Reduction in fair value of investments	(7.9)	(7.5)	(114.4)	(7.5)

Loss before income taxes	$(4,367.8)	$(41,379.1)	$(7,349.7)	$(43,197.6)

Note 10. Special Charges

Restructuring Charges — Phase 1 and Phase 2:

Since the beginning of calendar 2001, the Company and its industry have experienced a dramatic downturn, the primary direct cause of which has been a precipitous decrease in network deployment and capital spending by telecommunications carriers. This decrease can be attributable to, among other things: (a) network overcapacity, as bandwidth demand, while continuing to grow, did not reach levels sufficient to sustain the pace of network deployment; (b) constrained capital markets; and (c) other factors, including the general inability of the competitive local exchange carriers (“CLECs”) to obtain sufficient access to established telecommunications infrastructures and consolidation among the telecommunications carriers. The result was a decrease in the overall demand for new fiber optic networks and capacity increases on existing networks. In response, carriers dramatically slowed their purchases of systems from the Company’s customers, which in turn slowed purchases of components and modules from the Company and its competitors. Moreover, as their sales declined, the Company’s customers moved to reduce their component and module inventory levels. Consequently, the impact of the slowdown on the Company’s business is magnified, as it faces declining sales as a result of its customers’ declining business and the resulting adjustment to their inventory levels.

In April 2001, the Company initiated the Global Realignment Program, under which it is restructuring its business in response to the changes in its industry and customer demand. Consequently, the Company recorded restructuring charges of $264.3 million in the fourth quarter of fiscal 2001 (“Phase 1”) and $243.0 million in the first quarter of fiscal 2002 (“Phase 2”). During the third quarter of fiscal 2002, the Company recorded a benefit of $10.8 million under restructuring charges to reflect differences between actual amounts paid for such charges and amounts previously accrued.

Under Phase 1 and Phase 2 restructuring activities, the Company is consolidating and reducing the manufacturing, sales and administrative facilities. The total number of sites closed was 17. Total workforce will be reduced by approximately 14,200 employees. As of March 31, 2002, approximately 13,900 employees have been terminated under Phase 1 and Phase 2 restructuring activities.

Restructuring Activities — Phase 1:

The following table summarizes the Company’s Phase 1 restructuring activities through the end of the third quarter of fiscal 2002 (in millions):

	Workforce	Facilities and	Lease
	Reduction	Equipment	Commitments	Total

Total restructuring charges — Phase 1	$79.1	$122.2	$63.0	$264.3
Cash payments	(24.9)	—	(0.9)	(25.8)
Non-cash charges	(11.1)	(122.2)	—	(133.3)

Balance as of June 30, 2001	43.1	—	62.1	105.2
Cash payments	(20.9)	—	(1.7)	(22.6)

Balance as of September 30, 2001	22.2	—	60.4	82.6
Cash payments	(8.7)	—	(2.5)	(11.2)

Balance as of December 31, 2001	13.5	—	57.9	71.4
Adjustments to accrual	(9.4)	—	—	(9.4)
Cash payments	(1.6)	—	(10.1)	(11.7)

Balance as of March 31, 2002	$2.5	$—	$47.8	$50.3

During the three months ended June 30, 2001, the Company completed and approved plans to close 9 sites located in North America, Europe and Asia, vacate approximately 25 buildings, and reduce its workforce by approximately 9,000 employees.

Workforce Reduction:

During the three months ended June 30, 2001, the Company recorded a charge of $79.1 million primarily related to severance and fringe benefits associated with the reduction of approximately 9,000 employees. In addition, the Company incurred non-cash severance charges of $11.1 million related to the modification of a former executive’s stock options. During the three months ended March 31, 2002, the Company recorded total adjustments of $9.4 million to the accrual as the actual amounts paid for such charges were lower than originally estimated.

Of the 9,000 terminations for which costs have been accrued during the three months ended June 30, 2001, approximately 8,200 were engaged in manufacturing, 300 in research and development, and 500 in selling, general and administrative functions. Approximately 7,100, 1,200, and 700 were from sites located in North America, Europe and Asia, respectively. As of March 31, 2002, approximately 8,800 employees have been terminated in connection with the Phase 1 restructuring activities. The Company expects to complete its Phase 1 workforce reduction by the end of the fourth quarter of fiscal 2002.

Facilities and Equipment and Lease Commitments:

The consolidation of excess facilities included the closure of certain manufacturing, research and development facilities, and administrative and sales offices throughout North America, Europe and Asia for business activities that have been restructured as part of the Global Realignment Program. The operations were in Asheville, North Carolina; Bracknell, United Kingdom; Freehold, New Jersey; Hillend, United Kingdom; Oxford, United Kingdom; Richardson, Texas; Rochester, New York; Shunde, China; and Taipei, Taiwan.

Property and equipment that were disposed of or removed from operations resulted in a charge of $122.2 million, of which $89.3 million were related to the Transmission and Network Components operating segment, $29.4 million were related to the Thin Film Products and Instrumentation operating segment, and $3.5 million were related to the All Other operating segment. The property and equipment write-down consisted primarily of leasehold improvements, computer equipment and related software, production and engineering equipment, and office equipment, furniture and fixtures. In addition, the Company incurred a charge of $63.0 million for exiting and terminating leases primarily related to excess or closed facilities with planned exit dates. The Company estimated the cost of exiting and terminating the facility leases based on the contractual terms of the agreements and the real estate market conditions. The Company anticipates that it would take approximately 3 to 21 months to sublease the various properties in connection with the Phase 1 restructuring activities.

Amounts related to the lease expense (net of anticipated sublease proceeds) will be paid over the respective lease terms through 2015. The Company anticipates completing the implementation of its Phase 1 restructuring activities by the end of the fourth quarter of fiscal 2002.

Restructuring Activities — Phase 2:

The following table summarizes the Company’s Phase 2 restructuring activities through the end of the third quarter of fiscal 2002 (in millions):

	Workforce	Facilities and	Lease
	Reduction	Equipment	Commitment	Total

Total restructuring charges — Phase 2	$55.8	$141.3	$45.9	$243.0
Cash payments	(19.2)	—	—	(19.2)
Non-cash charges	—	(141.3)	—	(141.3)

Balance as of September 30, 2001	36.6	—	45.9	82.5
Cash payments	(18.8)	—	(0.4)	(19.2)

Balance as of December 31, 2001	17.8	—	45.5	63.3
Adjustments to accrual	(1.4)	—	—	(1.4)
Cash payments	(6.0)	—	(11.2)	(17.2)

Balance as of March 31, 2002	$10.4	$—	$34.3	$44.7

During the three months ended September 30, 2001, the Company completed and approved plans to close 8 sites located in North America, Europe and Asia, vacate approximately 11 buildings, and reduce its workforce by approximately 5,200 employees.

Workforce Reduction:

During the three months ended September 30, 2001, the Company recorded a charge of $55.8 million primarily related to severance and fringe benefits associated with the reduction of approximately 5,200 employees. During the three months ended March 31, 2002, the Company recorded total adjustments of $1.4 million to the accrual as the actual amounts paid for such charges were lower than originally estimated.

Of the 5,200 terminations for which costs have been accrued during the three months ended September 30, 2001, approximately 4,300 were engaged in manufacturing, 400 in research and development, and 500 in selling, general and administrative functions. Approximately 4,850, 300, and 50 were from sites located in North America, Europe and Asia, respectively. As of March 31, 2002, approximately 5,100 employees have been terminated in connection with the Phase 2 restructuring activities. The Company expects to complete its Phase 2 workforce reduction by the end of the first quarter of fiscal 2003.

Facilities and Equipment and Lease Commitments:

The consolidation of excess facilities includes the closure of certain manufacturing, research and development facilities, and administrative and sales offices throughout North America, Europe and Asia for business activities that have been restructured as part of the Global Realignment Program. The operations were in Arnhem, Netherlands; Gloucester, Massachusetts; Manteca, California; Plymouth, United Kingdom; Victoria, British Columbia; Witham, United Kingdom; and two operations in Ottawa, Ontario.

Property and equipment that were disposed of or removed from operations resulted in a charge of $141.3 million, of which $129.5 million were related to the Transmission and Network Components operating segment and $11.8 million were related to the Thin Film Products and Instrumentation operating segment. The property and equipment write-down consisted primarily of leasehold improvements, computer equipment and related software, production and engineering equipment, and office equipment, furniture and fixtures. In addition, the Company incurred a charge of $45.9 million for exiting and terminating leases primarily related to excess or closed facilities with planned exit dates. The Company estimated the cost of exiting and terminating the facility leases based on the contractual terms of the agreements and the real estate market conditions. The Company anticipates that it would take approximately 3 to 24 months to sublease the various properties in connection with the Phase 2 restructuring activities.

Amounts related to the lease expense (net of anticipated sublease proceeds) will be paid over the respective lease terms through 2020. The Company anticipates completing the implementation of its Phase 2 restructuring activities by the end of the first quarter of fiscal 2003.

Reduction of Goodwill and Other Long-Lived Assets:

For the three and nine months ended March 31, 2002, the Company recognized $3,884.1 million and $5,193.7 million, respectively, of reduction of goodwill and other long-lived assets as a result of analyses performed in accordance with SFAS 121. The following table summarizes the components of the reduction of goodwill and other long-lived assets (in millions):

	Three Months Ended		Nine Months Ended

	March 31,	March 31,	March 31,	March 31,
	2002	2001	2002	2001

Goodwill	$2,871.5	$39,777.2	$4,167.8	$39,777.2
Other purchased intangible assets	925.3	—	938.6	—
Fixed assets	87.3	—	87.3	—

Total	$3,884.1	$39,777.2	$5,193.7	$39,777.2

During the three months ended September 30, 2001, the Company restructured certain of its businesses and realigned its operations under the Phase 2 restructuring activities, and the Company reduced its workforce that had been valued in previous acquisitions. In accordance with SFAS 121, the Company wrote the related intangible assets down to their fair value and recorded charges of $10.8 million related to the reduction in purchased intangibles and $31.2 million related to goodwill associated with these assets.

During the three months ended December 31, 2001, the Company evaluated the carrying value of its long-lived assets, including significant amounts of goodwill and other intangible assets recorded in connection with its various acquisitions. The assessment was performed pursuant to SFAS 121 because of the significant negative industry and economic trends affecting the Company’s current operations and expected future sales, as well as the general decline of technology valuations. The Company determined that the continued decline in market conditions within the Company’s industry was significant and other-than-temporary. As a result of the continued decline in revenue forecasts and a change in the discount rate, the Company recorded a charge of $1,267.6 million to reduce goodwill and other long-lived assets based on the amount by which the carrying amount of these assets exceeded their fair value. Of the total write-down, $1,265.1 million was related to goodwill and $2.5 million was related to other purchased intangible assets associated with the acquisitions of SDL and OCLI. Fair value was determined based on discounted future cash flows for the operating entities that had separately identifiable cash flows. The cash flow periods used were 5 years using annual growth rates of 5 percent to 60 percent, the discount rate used was 14 percent, and the terminal values were estimated based upon terminal growth rates of 5 percent to 7 percent. The assumptions supporting the estimated future cash flows, including the discount rate and estimated terminal values, reflect management’s best estimates. The discount rate was based upon the Company’s weighted average cost of capital as adjusted for the risks associated with the Company’s operations.

During the three months ended March 31, 2002, the Company determined that the continued decline in market conditions within the Company’s industry was significant and other-than-temporary. As a result of the continued decline in revenue forecasts, the Company recorded a charge of $3,884.1 million to reduce goodwill and other long-lived assets based on the amount by which the carrying amount of these assets exceeded their fair value. Of the total write-down, $2,871.5 million was related to goodwill, $925.3 million was related to other intangible assets and $87.3 million was related to certain tangible fixed assets. The goodwill and other intangible assets were primarily associated with the acquisitions of JDS FITEL, SDL, E-Tek Dynamics and OCLI. Fair value was determined based on discounted future cash flows for the operating entities that had separately identifiable cash flows. The cash flow periods used were 5 years using annual growth rates of 4 percent to 35 percent, the discount rate used was 14 percent, and the terminal values were estimated based upon terminal growth rates of 5 percent to 7 percent. The assumptions supporting the estimated future cash flows, including the discount rate and estimated terminal values, reflect management’s best estimates. The discount rate was based upon the Company’s weighted average cost of capital as adjusted for the risks associated with the Company’s operations.

Note 11. Acquisition

On December 28, 2001, the Company acquired the optical transceiver business of IBM Corporation. The acquisition extends the Company’s product portfolio to provide optical solutions beyond its existing telecommunications markets to the growing enterprise data communications markets. Under the terms of the acquisition, the Company paid IBM $100.0 million in cash and issued 26.9 million shares of the Company’s common stock valued at $232.3 million using an average market price of $8.65 per share. The average market price was based on the average closing price for a range of trading days around the announcement date of the acquisition (December 19, 2001). The Company also incurred an estimated $6.3 million in direct transaction costs. In addition, the Company may be required to make an additional payment of up to $85.0 million in cash or the Company’s common stock in the first half of calendar year 2003 based on the financial performance of the optical transceiver business. Any future payments to IBM will be accounted for as part of goodwill.

The total purchase cost of the acquisition is summarized as follows (in millions):

Value of common stock issued	$232.3
Cash consideration	100.0

Total consideration	332.3
Transaction costs	6.3

Total purchase price	$338.6

The purchase price allocation is as follows (in millions):

Tangible net assets:
Inventory	$15.6
Fixed assets	13.5
Intangible assets acquired:
Existing technology	45.1
Core technology	15.4

Supply / contract manufacturing agreements	6.4
Non-competition agreement	1.7
Distribution agreements	1.7
Real estate license agreement	0.6
Goodwill	216.5
In-process research and development	22.1

Total purchase price:	$338.6

The purchase price allocation is preliminary and is dependent on the Company’s final analysis of the tangible assets, which is expected to be completed during the fourth quarter of fiscal 2002.

The acquisition was accounted for as a purchase transaction in accordance with SFAS 141, and accordingly, the assets acquired were recorded at their estimated fair value at the date of the acquisition. The tangible assets acquired include inventories and fixed assets (including an adjustment of $3.8 million to write up inventory and an adjustment of $16.5 million to write down fixed assets). No liabilities were assumed from the acquisition. The results of operations of the optical transceiver business have been included in the Company’s financial statements subsequent to the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material.

A portion of the purchase price has been allocated to existing and core technology and acquired in-process research and development (“IPR&D”). They were identified and valued through analysis of data provided by IBM concerning developmental products, their stage of development, the time and resources needed to complete them, if applicable, their expected income generating ability, target markets and associated risks. The Income Approach, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing existing and core technology and IPR&D.

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

The rates utilized to discount the net cash flows to their present value are based on the optical transceiver business’ weighted average cost of capital. Given the nature of the risks associated with the difficulties and uncertainties in completing each project and thereby achieving technological feasibility, anticipated market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets, the weighted average cost of capital was adjusted. Based on these factors, discount rates of 14 percent and 38 percent were deemed appropriate for the developed technology and IPR&D, respectively.

The estimates used in valuing IPR&D were based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Accordingly, actual results may vary from the projected results. Any such variance may result in a material adverse effect on the optical transceiver business’ financial condition and results of operations.

The acquired existing technology, which is comprised of products that are already technologically feasible, includes products in most of the optical transceiver business’ product lines. These products include small form factor transceivers and gigabit interface converters using optical fibre channel and gigabit Ethernet protocols. The Company is amortizing the acquired existing technology of approximately $45.1 million on a straight-line basis over an average estimated remaining useful life of five years. The acquired core technology represents the optical transceiver business’ trade secrets and patents developed through years of experience in design, package and manufacture of optical transceiver products for the storage area networks and local area networks. The optical transceiver business’ products are designed to expand the Company’s product lines beyond the existing markets for submarine, long haul and metro applications to the enterprise data communications markets. This proprietary know-how can be leveraged by the Company to develop new and improved products and manufacturing processes. The Company is amortizing the acquired core technology of approximately $15.4 million on a straight-line basis over an average estimated remaining useful life of five years.

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

Goodwill, which represents the excess of the purchase price of an investment in an acquired business over the fair value of the underlying net identifiable assets, is not being amortized but will be reviewed annually for impairment, or more frequently if impairment indicators arise, in accordance with SFAS 142.

Note 12. Lease Commitments

As of March 31, 2002, the Company has certain operating lease agreements with a special purpose entity (the “Lessor”), managed and administered by a trustee, for the development of manufacturing, research and development and administrative facilities in Brevard County, Florida and Durham County, North Carolina. Under a related credit agreement, a group of financial institutions (the “Lender”) has committed to fund the Lessor a maximum of $59.6 million to develop the projects. As of March 31, 2002, $42.1 million has been drawn for the development of the projects. The leases have an initial term of five years beginning in August 4, 2000 and the Company has an option to renew the leases for two additional terms of one year each, subject to certain conditions. At any time prior to the expiration date of the leases, the Company may, at its option, purchase the properties from the Lessor. As of March 31, 2002, the total purchase price was $44.3 million. If the Company elects not to purchase the properties, it may arrange to sell them to a third party at market value within 180 days before the end of the lease term. Under the sale option, the Company is obligated to pay the Lessor a guaranteed residual value of approximately 85 percent of the purchase price. Upon the sale of the assets, the Company either keeps any sale proceeds in excess of the guaranteed residual value or is required to make up the shortfall if the sale proceeds are below the guaranteed residual value. Neither the real estate assets nor the debt associated with the development of the projects are reflected on the Company’s Balance Sheets.

As of March 31, 2002, the Company restricted $46.1 million of its short-term investments as collateral for specified obligations of the Lessor under the leases. These investment securities are restricted as to withdrawal and are managed by third parties subject to certain limitations under the Company’s investment policy. In addition, the Company must maintain a minimum consolidated tangible net worth, as defined, of $500.0 million.

No officers of the Company have any financial interest in these operating leases, and the Company does not engage in any other off-balance sheet arrangements with unconsolidated entities or related parties.

Note 13. Related Party Transactions

On June 30, 1999, Furukawa Electric Co., LTD. (“Furukawa”) and its subsidiaries, in conjunction with the Company’s acquisition of JDS FITEL, acquired 24 percent of the Company’s outstanding common stock and exchangeable shares. As of March 31, 2002, Furukawa owned less than 10 percent of the Company’s outstanding common stock and exchangeable shares. Furukawa does not have control over or cannot significantly influence the management or operating policies of the Company.

Two members of the Company’s Board of Directors were officers at Cisco Systems, one of the Company’s largest customers, during portions of fiscal 2001. As of March 31, 2002, no members were officers at Cisco Systems.

Note 14. Litigation

On March 27, 2002, a purported securities class action captioned Pipefitters Local 522 & 633 Pension Trust Fund v. JDS Uniphase Corp., et al., Civil Action No. C-02-1486-CW was filed in the United States District Court for the Northern District of California against the Company, one of its stockholders, and several of its current and former officers and directors. Additional purported securities class actions containing similar allegations have since been filed in the Northern District. These complaints allege violations of the federal securities laws, specifically Section 10(b), Rule 10b-5, and Section 20(a) of the Securities Exchange Act of 1934, and seek unspecified damages on behalf of a purported class of purchasers of the Company’s common stock during the period from July 27, 1999 through July 26, 2001. The various actions have not yet been consolidated and no trial date has been scheduled.

On April 11, 2002, a stockholder purporting to act on behalf of the Company filed a derivative action captioned Coykendall v. Kaplan, et al., Civil Action No. CV806911 against the Company’s current and former officers and directors in the California Superior Court for the County of Santa Clara. An additional derivative action containing similar allegations has since been filed in the Santa Clara County Superior Court. Both actions were removed to the United States District Court for the Northern District of California on May 10, 2002, and were assigned the following case numbers: Coykendall v. Kaplan, et al., Civil Action No. C-02-2287 JF and Plotkin v. Kaplan, et al., Civil Action No. C-02-2285 JW. On April 24, 2002, a stockholder purporting to act on behalf of the Company filed a derivative action captioned Corwin v. Kaplan, et al., Civil Action No. C-02-2020-VRW against the Company’s current officers and directors in the United States District Court for the Northern District of California. On April 25, 2002, a stockholder purporting to act on behalf of the Company filed a derivative action captioned Cromas v. Straus, et al., Civil Action No. 19580 against the Company’s current and former officers and directors in the Delaware Court of Chancery for New Castle County. These derivative actions are based on the same factual allegations and circumstances as the purported securities class actions and allege state law claims for breach of fiduciary duty, misappropriation of confidential information, contribution and indemnification, insider trading, abuse of control, gross mismanagement, and unjust enrichment. These actions seek unspecified damages and no trial date has been scheduled in any of these actions.

On April 23, 2002, a purported securities class action captioned Khanna v. JDS Uniphase Corp., et al., Civil Action No. 02-CV-3098-AKH was filed in the United States District Court for the Southern District of New York against the Company, its independent auditors, Ernst & Young LLP, and two of the Company’s current and former officers and directors. The complaint alleges violations of the federal securities laws, specifically Section 10(b), Rule 10b-5, and Section 20(a) of the Securities Exchange Act of 1934, and also alleges state law claims for common law fraud. The complaint seeks unspecified damages on behalf of a purported class of purchasers of the Company’s common stock during the period from September 28, 2000 through July 26, 2001. No trial date has been scheduled.

The Company believes that the factual allegations and circumstances underlying these actions are without merit. The litigation could prove to be costly and time consuming, however, and there can be no assurance that the Company will prevail. An unfavorable outcome of this litigation could have a material adverse effect on the Company’s financial position, liquidity or results of operations.

Note 15. Subsequent Events

On April 26, 2002, the Company acquired Scion Photonics, Inc. (“Scion”), a provider of application-specific photonic solutions based on planar lightwave circuit manufacturing. The Company was a minority shareholder of Scion with an approximately 6 percent ownership as of March 31, 2002. The Company paid $43.0 million in cash in consideration to complete the acquisition. The acquisition will be accounted as a purchase transaction in accordance with SFAS 141, and the results of operations of Scion will be included in the Company’s financial statements beginning in the fourth quarter of fiscal 2002.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, net sales and expenses, and the related disclosures. We base our estimates on historical experience, our knowledge of economic and market factors and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies are affected by significant estimates, assumptions and judgments used in the preparation of our consolidated financial statements.

Revenue recognition. We recognize revenue when persuasive evidence of a final agreement exists, delivery has occurred, the selling price is fixed or determinable and collectibility is reasonably assured. Revenue recognition on the shipment of evaluation units is deferred until customer acceptance. Revenue from sales to distributors is not recognized until the products are sold through to end customers. Revenue associated with contract-related cancellation payments from customers is not recognized until we receive payment for such charges. We record provisions against our gross revenue for estimated product returns and allowances in the period when the related revenue is recorded. These estimates are based on factors that include, but are not limited to, historical sales returns, analyses of credit memo activities, current economic trends and changes in our customers’ demand. Should our actual product returns and allowances exceed our estimates, additional reductions to our revenue would result.

Allowances for doubtful accounts. We perform ongoing credit evaluations of our customers’ financial condition. We maintain allowances for doubtful accounts for estimated losses resulting from the inability or unwillingness of our customers to make required payments. When we become aware that a specific customer is unable to meet its financial obligations to us, such as bankruptcy or deterioration in the customer’s operating results or financial position, we record a specific allowance to reflect the level of credit risk in the customer’s outstanding receivable balance. In addition, we record additional allowances based on certain percentages of our aged receivable balances. These percentages are determined by a variety of factors including, but are not limited to, current economic trends, historical payment and bad debt write-off experience. We are not able to predict changes in the financial condition of our customers, and if circumstances related to our customers deteriorate, our estimates of the recoverability of our trade receivables could be materially affected and we may be required to record additional allowances. Alternatively, if we provide more allowances than we need, we may reverse a portion of such provisions in future periods based on our actual collection experience.

Investments. We hold equity interests in both publicly traded and privately held companies. When the carrying value of an investment exceeds its fair value and the decline in value is deemed to be other-than-temporary, we write down the value of the investment and establish a new cost basis. Fair values for investments in public companies are determined using quoted market prices. Fair values for investments in privately held companies are estimated based upon one or more of the following factors: the values of recent round of financings, quoted market prices of comparable public companies, or analyses of historical and forecasted financial information. We regularly evaluate our investments based on criteria that include, but are not limited to, the duration and extent to which the fair value has been less than the carrying value, the current economic environment and the duration of any market decline, and the financial health and business outlooks of the investees. We generally believe an other-than-temporary decline occurs when the fair value of an investment is below the carrying value for two consecutive quarters. Future adverse changes in these or other factors could result in an other-than-temporary decline in the value of our investments, thereby requiring us to write down such investments. Our ability to liquidate our positions in the investments in privately held companies will be affected to a significant degree by the lack of an actively traded market, and we may not be able to dispose of these investments in a timely manner.

Inventory Valuation. We regularly assess the valuation of our inventories and write down those inventories which are obsolete or in excess of our forecasted usage to their estimated realizable value. Our estimates of realizable value are based upon our analyses and assumptions including, but are not limited to, forecasted sales levels by product, expected product lifecycle, product development plans and future demand requirements. We typically use a six-month rolling forecast based on anticipated product orders, forecasts and backlog. If market conditions are less favorable than our forecast or actual demand from our customers is lower than our estimates, we may be required to record additional inventory write-downs. If demand is higher than expected, we may sell our inventories that had previously been written down.

Long-lived assets. We evaluate the carrying value of our long-lived assets, consisting primarily of goodwill and identifiable intangible assets, and property, plant and equipment, whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Such events or circumstances include, but are not limited to, a prolonged industry downturn, a significant decline in our market value, or significant reductions in projected future cash flows. In assessing the recoverability of our long-lived assets, we compare the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, we write down such assets based on the excess of the carrying amount over the fair value of the assets. Fair value is generally determined by calculating the discounted future cash flows using a discount rate based upon our weighted average cost of capital. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including long-term forecasts of the amounts and timing of overall market growth and our percentage of that market, groupings of assets, discount rate and terminal growth rates. Changes in these estimates could have a material adverse effect on the assessment of our long-lived assets, thereby requiring us to write down the assets.

Deferred taxes. We regularly assess the likelihood that our deferred tax assets will be recovered from future taxable income, and we record a valuation allowance to reduce our deferred tax assets to the amount that we believe to be realizable. We consider projected future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance. If we determine that we will not realize all or part of our deferred tax assets, an adjustment to the deferred tax asset will be charged to earnings in the period such determination is made.

Warranty accrual. We provide reserves for the estimated costs of product warranties at the time revenue is recognized. We estimate the costs of our warranty obligations based on our historical experience of known product failure rates, use of materials and service delivery costs incurred in correcting product failures. In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Should our actual experience relative to these factors differ from our estimates, we may be required to record additional warranty reserves. Alternatively, if we provide more reserves than we need, we may reverse a portion of such provisions in future periods.

Restructuring Accrual. We implemented our Global Realignment Program in April 2001, under which we are restructuring our business in response to the changes in our industry and our customer demand. We established reserves under both our Phase I and Phase II restructuring activities. These reserves, consisting primarily of severance costs and lease obligations, required significant assumptions and estimates. Although we believe that these estimates accurately reflect the costs of our restructuring plans, actual results may differ, thereby requiring us to record additional reserves or reverse a portion of the reserves.

Recent Events

Global Realignment Program

Since the beginning of calendar 2001, our industry and we have experienced a dramatic downturn, the primary direct cause of which has been a precipitous decrease in network deployment and capital spending by telecommunications carriers. This decrease can be attributable to, among other things: (a) network overcapacity, as bandwidth demand, while continuing to grow, did not reach levels sufficient to sustain the pace of network deployment; (b) constrained capital markets; and (c) other factors, including the general inability of the competitive local exchange carriers (“CLECs”) to obtain sufficient access to established telecommunications infrastructures and consolidation among the telecommunications carriers. The result was a decrease in the overall demand for new fiber optic networks and capacity increases on existing networks. In response, carriers dramatically slowed their purchases of systems from our customers, which in turn slowed purchases of components and modules from our competitors and us. Moreover, as our customers’ sales declined, they moved to reduce their component and module inventory levels. Consequently, the impact of the slowdown on our business is magnified, as we face declining sales as a result of our customers’ declining business and the resulting adjustment to their inventory levels.

In response to the current market environment, we initiated the Global Realignment Program in April 2001, under which we are restructuring our business in response to the changes in our industry and customer demand:

•	Beginning in the fourth quarter of fiscal 2001 and continuing through the third quarter of fiscal 2002, we recorded total costs of $876.4 million related to the implementation of the Global Realignment Program. The total costs consisted of $496.5 million of charges associated with our Phase 1 and Phase 2 restructuring activities (see “Restructuring Charges” for the nine-month period below for further discussion). In addition, we recorded a total of $379.9 million in non-

recurring charges associated with the Global Realignment Program, of which $325.8 million were charged to cost of goods sold, $9.3 million were charged to research and development expenses, and $44.8 million were charged to selling, general and administrative expenses. Included in the non-recurring costs were charges for obsolete inventory write-downs related to product platform consolidation, purchase order commitments, fixed assets to be disposed of including related accelerated depreciation, lease costs, and moving and other employee costs related to the phasing out of certain facilities and equipment.

•	We reduced our workforce from approximately 29,000 employees to approximately 10,000 employees. Of the 19,000 headcount reductions, approximately 13,900 were related to our Phase 1 and Phase 2 restructuring activities. The remaining 5,100 employees were either terminated before the announcement of our Global Realignment Program in April 2001, or left through normal attrition after April 2001 but not as part of the Global Realignment Program. We expect to reduce 2,000 additional employees to bring our global headcount to approximately 8,000 employees.

•	Under our Phase 1 and Phase 2 restructuring activities, 17 sites have been closed, reducing our manufacturing, sales and administrative facilities by approximately 2.0 million square feet. In addition to the 17 sites closed under our Phase 1 and Phase 2 restructuring activities, our site at Piscataway, New Jersey, was closed in the third quarter of fiscal 2002. The Piscataway site consisted of manufacturing, sales and administrative facilities of approximately 0.1 million square feet. We also announced the closure of our site at Columbus, Ohio, in the third quarter of fiscal 2002, bring the total number of sites closed or scheduled for closure to 19 under our Global Realignment Program. We expect to have additional site closures as we undertake further steps to consolidate our operations.

Since its inception in April 2001, the Global Realignment Program has reduced our annual spending rate to date by approximately $880.0 million. We expect to undertake further expense reductions that, when completed, will generate an additional $165.0 million in annual cost savings for a total annual cost reduction rate of over $1.0 billion.

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

Acquisitions

On April 26, 2002, we acquired Scion Photonics, Inc. (“Scion”), a provider of application-specific photonic solutions based on planar lightwave circuit manufacturing. We were a minority shareholder of Scion with an approximately 6 percent ownership as of March 31, 2002. We paid $43.0 million in cash in consideration to complete the acquisition. The acquisition will be accounted as a purchase transaction in accordance with SFAS 141, and the results of operations of Scion will be included in our financial statements beginning in the fourth quarter of fiscal 2002.

On December 28, 2001, we acquired the optical transceiver business of IBM Corporation. The acquisition extends our product lines beyond the existing markets for submarine, long haul and metro applications to the growing enterprise data communications markets. The products of the optical transceiver business include small form factor transceivers and gigabit interface converters for storage area networks and local area networks using optical fibre channel and gigabit Ethernet protocols.

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

Litigation

On March 27, 2002, a purported securities class action captioned Pipefitters Local 522 & 633 Pension Trust Fund v. JDS Uniphase Corp., et al., Civil Action No. C-02-1486-CW was filed in the United States District Court for the Northern District of California against us, one of our stockholders, and several of our current and former officers and directors. Additional purported securities class actions containing similar allegations have since been filed in the Northern District. These complaints allege violations of the federal securities laws, specifically Section 10(b), Rule 10b-5, and Section 20(a) of the Securities Exchange Act of 1934, and seek unspecified damages on behalf of a purported class of purchasers of our common stock during the period from July 27, 1999 through July 26, 2001. The various actions have not yet been consolidated and no trial date has been scheduled.

On April 11, 2002, a stockholder purporting to act on behalf of us filed a derivative action captioned Coykendall v. Kaplan, et al., Civil Action No. CV806911 against our current and former officers and directors in the California Superior Court for the County of Santa Clara. An additional derivative action containing similar allegations has since been filed in the Santa Clara County Superior Court. Both actions were removed to the United States District Court for the Northern District of California on May 10, 2002, and were assigned the following case numbers: Coykendall v. Kaplan, et al., Civil Action No. C-02-2287 JF and Plotkin v. Kaplan, et al., Civil Action No. C-02-2285 JW. On April 24, 2002, a stockholder purporting to act on behalf of us filed a derivative action captioned Corwin v. Kaplan, et al., Civil Action No. C-02-2020-VRW against our current officers and directors in the United States District Court for the Northern District of California. On April 25, 2002, a stockholder purporting to act on behalf of us filed a derivative action captioned Cromas v. Straus, et al., Civil Action No. 19580 against our current and former officers and directors in the Delaware Court of Chancery for New Castle County. These derivative actions are based on the same factual allegations and circumstances as the purported securities class actions and allege state law claims for breach of fiduciary duty, misappropriation of confidential information, contribution and indemnification, insider trading, abuse of control, gross mismanagement, and unjust enrichment. These actions seek unspecified damages and no trial date has been scheduled in any of these actions.

On April 23, 2002, a purported securities class action captioned Khanna v. JDS Uniphase Corp., et al., Civil Action No. 02-CV-3098-AKH was filed in the United States District Court for the Southern District of New York against us, our independent auditors, Ernst & Young LLP, and two of our current and former officers and directors. The complaint alleges violations of the federal securities laws, specifically Section 10(b), Rule 10b-5, and Section 20(a) of the Securities Exchange Act of 1934, and also alleges state law claims for common law fraud. The complaint seeks unspecified damages on behalf of a purported class of purchasers of our common stock during the period from September 28, 2000 through July 26, 2001. No trial date has been scheduled.

We believe that the factual allegations and circumstances underlying these actions are without merit. The litigation could prove to be costly and time consuming, however, and there can be no assurance that we will prevail. An unfavorable outcome of this litigation could have a material adverse effect on our financial position, liquidity or results of operations.

Impact of Recently Issued Accounting Standards

SFAS 141 and SFAS 142: In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.” SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. In addition, SFAS 141 further clarifies the criteria to recognize intangible assets separately from goodwill. Specifically, SFAS 141 requires that an intangible asset may be separately recognized only if such an asset meets the contractual-legal criterion or the separability criterion. The requirements of SFAS 141 are effective for any business combinations accounted for by the purchase method that is completed after June 30, 2001.

We are currently evaluating the impact of SFAS 141. On July 1, 2002, we will be required to reassess the goodwill and intangible assets previously recorded in acquisitions prior to July 1, 2001 to determine if the new recognition criteria for an intangible asset to be recognized apart from goodwill are met. As of March 31, 2002, we had approximately $35.8 million of separately recognized intangible assets, primarily consisting of acquired assembled workforce, that do not meet the new recognition criteria for an intangible asset to be recognized apart from goodwill. The remaining balance of these intangible assets will be reclassified to goodwill on July 1, 2002.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” Under SFAS 142, goodwill is no longer amortized but is reviewed for impairment annually, or more frequently if certain events or changes in circumstances indicate that the carrying value may not be recoverable. For intangible assets with indefinite useful lives, the impairment review will involve a comparison of fair value to carrying value, with any excess of carrying value over fair value being recorded as an impairment loss. For goodwill, the impairment test shall be a two-step process, consisting of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the fair value, the implied fair value of the reporting unit goodwill is compared to the carrying amount of the reporting unit goodwill. Any excess of the carrying value of the reporting unit goodwill over the implied fair value of the reporting unit goodwill will be recorded as an impairment loss. Separable intangible assets that are deemed to have a finite life will continue to be amortized over their useful lives (but with no maximum life). Intangible assets with finite useful lives will continue to be reviewed for impairment in accordance with

Statement of Financial Accounting Standards No. 121 (“SFAS 121”), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we will apply the new accounting rules beginning July 1, 2002 and will reassess the useful lives of our separately recognized intangible assets in the first quarter of fiscal 2003. We will review for impairment previously recognized intangible assets that are deemed to have indefinite lives upon the completion of this analysis in the first quarter of fiscal 2003. Additionally, upon the adoption of SFAS 142, we will perform a transitional impairment review related to the carrying value of goodwill as of July 1, 2002 by the end of the second quarter of fiscal 2003. Because of the different transition dates for goodwill and intangible assets acquired on or before June 30, 2001 and those acquired after that date, pre-existing goodwill and intangibles will be amortized during this transition period until adoption whereas new goodwill and indefinite lived intangible assets acquired after June 30, 2001 will not.

We are currently in the process of determining our reporting units, analyzing how fair value will be determined and quantifying the anticipated impact of adopting SFAS 142. The adoption of SFAS 142 is expected to have a material impact on our results of operations primarily because goodwill will no longer be amortized. Amortization of goodwill was $260.4 million and $924.7 million for the three and nine months ended March 31, 2002, respectively.

In December 2001, we acquired IBM’s optical transceiver business. The acquisition was accounted for as a purchase transaction in accordance with SFAS 141. Goodwill associated with the acquisition is not being amortized but will be reviewed for impairment annually (or more frequently if impairment indicators arise) in accordance with SFAS 142.

SFAS 144: In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supercedes SFAS 121 and certain provisions of Accounting Principles Board Opinion No. 30 (“APB 30”), “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS 144 retains the fundamental provisions of SFAS 121 related to (a) the recognition and measurement of the impairment of long-lived assets to be held and used, and (b) the measurement of long-lived assets to be disposed by sale. SFAS 144 provides additional guidance on estimating cash flows when performing recoverability tests, requires long-lived assets to be disposed of other than by sale be classified as held and used until disposal, and establishes more restrictive criteria to classify long-lived assets as held for sale. In addition, SFAS 144 supersedes the accounting and reporting provisions of APB 30 for the disposal of a segment of a business. However, it retains the basic provisions of APB 30 to report discontinued operations separately from continuing operations and extends the reporting of a discontinued operation to a component of an entity. We will apply SFAS 144 beginning July 1, 2002 and are currently evaluating the potential impact, if any, the adoption will have on our financial position and results of operations.

Results of Operations — Third Quarter of Fiscal 2002 Compared to Third Quarter of Fiscal 2001

Net Sales. For the three months ended March 31, 2002, net sales of $261.8 million represented a decrease of $658.3 million, or 72 percent, from the same prior year period. Net sales for the current quarter included net sales of $20.1 million from the optical transceiver business we acquired in December 2001. The decline in our sales was primarily due to lower demand for our products and lower average selling prices caused by the dramatic downturn in the telecommunication industry. The downturn resulted in a decrease in network deployment and capital spending by telecommunications carriers, which in turn caused our customers to focus on reducing their inventory levels on hand. Due to the slowdown in the telecommunications industry, our non-telecommunications products have become more significant to our total sales, accounting for 28 percent of our net sales during the current quarter, as compared to 16 percent in the same prior year period.

For the three months ended March 31, 2002, our net sales included $20.6 million of contract-related cancellation payments. We recognized such revenues upon receipt of payments from our customers.

For the three months ended March 31, 2002, we had no customer representing more than 10 percent of net sales. During the same prior year period, Alcatel and Nortel represented 13 percent and 10 percent of net sales, respectively. Sales to our leading customers vary significantly from quarter to quarter and we do not have the ability to predict future sales to these customers. However, if the downturn in the telecommunication industry continues, we expect telecommunications carriers to reduce further their capital spending, which would negatively affect our net sales.

Net sales to our customers outside North America represented 22 percent for the three months ended March 31, 2002, as compared to 35 percent for the same prior year period.

Separate discussions with respect to net sales for each of our reportable operating segments can be found under “Operating Segment Information” below.

Gross Margin. For the three months ended March 31, 2002, gross margin decreased to 8 percent of net sales from 46 percent in the same prior year period. The decrease in gross margin was primarily due to the following: (i) a continued decline in the selling prices of our products coupled with the reduction in volumes; (ii) a lower margin product mix due to higher sales of modules that do not have a high content of our components; (iii) product yields adversely affected by product relocations and other changes in connection with the Global Realignment Program; (iv) non-recurring costs associated with the Global Realignment Program of $26.1 million, or 10 percent of net sales, consisting primarily of fixed assets to be disposed of including related accelerated depreciation, lease costs and moving and other employee costs related to the phasing out of certain facilities and equipment; (v) $37.6 million of write-downs of excess and obsolete inventories, or 14 percent of net sales, as compared to $95.6 million, or 10 percent of net sales, in the same prior year period; and (vi) stock-based compensation expenses of $8.0 million, or 3 percent of net sales, as compared to $7.4 million, or 1 percent of net sales, in the same prior year period. These factors were partially offset by the following: (i) consumption of inventories previously written down that had an original cost of $28.2 million, or 11 percent of net sales; and (ii) contract-related cancellation payments of $20.6 million, or 8 percent of net sales, from our customers as discussed above. Inventories in connection with these cancellations were written off in prior periods.

Our gross margin can generally be affected by a number of factors, including, but are not limited to, product volumes, product mix, customer mix, applications mix, product demand, pricing pressures, manufacturing constraints, warranty costs, higher costs resulting from new production facilities, product yield, stock-based compensation expenses and acquisitions of businesses that may have different margins than ours. If actual orders do not match our forecasts, we may have excess or shortfalls of some materials and components as well as excess inventory purchase commitments. Furthermore, we could experience reduced or delayed product shipments or incur additional inventory write-downs and cancellation charges or penalties, which would increase our costs and could seriously harm our business. Considering these factors, gross margin fluctuations are difficult to predict and there can be no assurance that we will surpass or maintain gross margin percentages at historical or projected levels in future periods.

Research and Development. For the three months ended March 31, 2002, research and development (“R&D”) expense was $57.8 million, or 22 percent of net sales, as compared to $98.0 million, or 11 percent of net sales, for the same prior year period. The decrease in R&D spending reflected the cost savings resulting from our Global Realignment Program, which included the elimination of overlapping product development programs as well as the reductions of workforce, partially offset by the inclusion of R&D expenses from our optical transceiver business acquired in December 2001. The increase in R&D as a percentage of net sales was due to our net sales declining more rapidly than our R&D spending.

Due to our Global Realignment Program, we expect our level of R&D expenses to continue to decline in future quarters. There can be no assurance that expenditures for R&D will continue at expected levels, or that such expenditures will be successful or that improved processes or commercial products will result from these projects.

Selling, General and Administrative Expense. For the three months ended March 31, 2002, selling, general and administrative (“SG&A”) expense was $84.0 million, or 32 percent of net sales, as compared to $440.8 million, or 48 percent of net sales, for the same prior year period. SG&A expenses during the same prior year period included a one-time charge of $300.9 million of indirect acquisition costs paid to certain SDL executives. Excluding this one-time charge, the decrease in SG&A spending was primarily due to the following: (i) lower personnel-related expenses due to the reductions of workforce; (ii) lower commission expenses due to the decline in sales; and (iii) lower payroll tax expenses related to the lower value of non-qualified stock option exercises. The decline in SG&A expenses was partially offset by: (i) non-recurring costs associated with our Global Realignment Program of $8.7 million, consisting of fixed assets to be disposed of including related accelerated depreciation, lease costs and moving and other employee costs related to the phasing out of certain facilities and equipment; (ii) inclusion of SG&A expenses from our optical transceiver business acquired in December 2001; and (iii) $3.5 million of expenses associated with certain compliance and regulatory programs.

Due to our Global Realignment Program, we expect our SG&A expenses to decline in future quarters. We also expect to continue incurring charges to operations, which to date have been within management’s expectations, associated with integrating recent acquisitions. There can be no assurance, however, as to the amount or nature of our future SG&A expenses.

Amortization of Purchased Intangibles. For the three months ended March 31, 2002, amortization expense of purchased intangibles of $373.7 million, or 143 percent of net sales, represented a decrease of $1,746.5 million, or 82 percent, from the same prior year period. The decrease in amortization expense was due to the reduction of the carrying value of our goodwill and other intangible assets as a result of the impairment analyses performed in accordance with SFAS 121.

We expect that the amortization of purchased intangibles will continue to contribute or cause net losses, at least through the end of fiscal 2002 at which time new accounting rules will apply. The balance of goodwill and other intangibles arising from acquisitions was $975.3 million as of March 31, 2002 (see Note 6 of Notes to Consolidated Condensed Financial Statements).

Reduction of Goodwill and Other Long-lived Assets. For the three months ended March 31, 2002, we recorded a reduction of goodwill and other long-lived assets of $3,884.1 million as a result of analyses performed in accordance with SFAS 121, as compared to $39,777.2 million for the same prior year period. The following table summarizes the components of the reduction of goodwill and other long-lived assets (in millions):

	Three Months Ended

	March 31,	March 31,
	2002	2001

Goodwill	$2,871.5	$39,777.2
Other purchased intangible assets	925.3	—
Fixed assets	87.3	—

Total	$3,884.1	$39,777.2

As part of our review of financial results, we performed an assessment of the carrying value of our long-lived assets, including significant amounts of goodwill and other intangible assets recorded in connection with our various acquisitions. The assessment was performed pursuant to SFAS 121 because of the significant negative industry and economic trends affecting our current operations and expected future sales as well as the general decline of technology valuations. For the three months ended March 31, 2002, we determined that the continued decline in market conditions within our industry was significant and other-than-temporary. As a result of the continued decline in revenue forecasts, we recorded a charge of $3,884.1 million to reduce goodwill and other long-lived assets based on the amount by which the carrying amount of these assets exceeded their fair value. Of the total write-down, $2,871.5 million was related to goodwill, $925.3 million was related to other intangible assets and $87.3 million was related to certain tangible fixed assets. The goodwill and other intangible assets were primarily associated with the acquisitions of JDS FITEL, SDL, E-Tek Dynamics and OCLI. Fair value was determined based on discounted future cash flows for the operating entities that had separately identifiable cash flows. The cash flow periods used were five years using annual growth rates of 4 percent to 35 percent, the discount rate used was 14 percent, and the terminal values were estimated based upon terminal growth rates of 5 percent to 7 percent. The assumptions supporting the estimated future cash flows, including the discount rate and estimated terminal values, reflect management’s best estimates. The discount rate was based upon our weighted average cost of capital as adjusted for the risks associated with our operations.

For the three months ended March 31, 2001, we determined that the continued decline in market conditions within our industry was significant and other-than-temporary. As a result, we recorded a charge of $39,777.2 million to reduce goodwill and other long-lived assets based on the amount by which the carrying amount of these assets exceeded their fair value. The total write-down was related to goodwill associated with the acquisitions of E-Tek Dynamics and SDL. Fair value was determined based on discounted future cash flows for the operating entities that had separately identifiable cash flows. The cash flow periods used were five years using annual growth rates of 15 percent to 40 percent, the discount rate used was 13 percent, and the terminal values were estimated based upon terminal growth rates of 7 percent. The assumptions supporting the estimated future cash flows, including the discount rate and estimated terminal values, reflect management’s best estimates. The discount rate was based upon our weighted average cost of capital as adjusted for the risks associated with our operations.

It is possible that the estimates and assumptions used (e.g., interest rates, growth rates and future sales) may change in the near term resulting in the need to write down additional goodwill and other long-lived assets. In addition, it is possible we may incur additional reductions in goodwill if our market capitalization declines to a level that is less than our net assets.

Restructuring Charges. For the three months ended March 31, 2002, we recorded a benefit of $10.8 million in restructuring charges, as actual amounts paid for such charges were lower than originally estimated under our Phase 1 and Phase 2 restructuring activities. An analysis of our restructuring charges can be found in the nine-month period discussion below.

Interest and Other Income, Net. Interest and other income, net, was $11.2 million for the three months ended March 31, 2002, a decrease of $0.9 million from the same prior year period. The decrease was primarily attributable to a decline in interest income earned as a result of lower average daily cash balances and interest rates.

Gain on Sale of Investments. For the three months ended March 31, 2002, we realized a gain of $4.5 million on sales of certain fixed income securities.

Activity Related to Equity Method Investments. For the three months ended March 31, 2002, we recorded an $8.5 million loss, which was related to our pro rata share of the net loss in the Photonics Funds, LLP and other equity method investments. For the same prior year period, we recorded charges of $759.9 million related to our equity method investments. This included: (i) $714.5 million related to a charge to write down the carrying value of our investment in ADVA due to an other-than-temporary decline in its market value; (ii) $44.5 million of amortization expense related to the difference between the cost of the investment and the underlying equity in the net assets of ADVA; (iii) $0.6 million related to our pro rata share of the net loss in ADVA; and (iv) $0.3 million related to our pro rata share of the net loss in the Photonics Fund, LLP.

Our investment in ADVA has been reduced to $0 in the second quarter of fiscal 2002, and no further pro rata share of ADVA’s net loss was recorded in the third quarter of fiscal 2002 as we have no future commitment to fund ADVA. Should ADVA report net income in future periods, we will resume applying the equity method after our pro rata share of ADVA’s net income exceeds our pro rata share of ADVA’s net losses not recognized during the periods the equity method was suspended.

Reduction in Fair Value of Investments. For the three months ended March 31, 2002, we recorded $7.9 million of reduction in fair value of investments, as we determined that the decline in market value of certain non-marketable equity securities was other-than-temporary. For the same prior year period, we recorded $7.5 million of reduction in fair value of investments, as equity we determined that the decline in market value of certain available-for-sale investments was other-than-temporary.

Income Tax Expense (benefit). We recorded a tax benefit of $26.9 million for the three months ended March 31, 2002, as compared to a tax provision of $468.8 million for the same prior year period. The tax benefit recorded for the three months ended March 31, 2002 differs from the expected tax benefit that would be calculated by applying the federal statutory rate to the loss before income taxes primarily due to the net effect of non-deductible acquisition-related charges, write-offs of deferred tax assets recorded in prior business combinations relating to assumed employee stock options that either expired unexercised or were exercised during the quarter when the market value of the underlying stock was less than the previously recorded value at the business combination date, increases in the valuation allowance for domestic deferred tax assets recorded in prior periods due to reductions in our forecasts of future domestic taxable income and the elimination of deferred tax liabilities recorded in prior business combinations.

As of March 31, 2002, we have recorded a valuation allowance for deferred tax assets of $1.7 billion. Due to the continued economic uncertainty in the industry, we have recorded net deferred tax assets as of March 31, 2002 only to the extent of offsetting deferred tax liabilities or recoverable income taxes.

Operating Segment Information

Transmission and Network Components. For the three months ended March 31, 2002, net sales of $180.1 million represented a decrease of $538.0 million, or 75 percent, from the same prior year period. Net sales for the current quarter included net sales of $20.1 million from our optical transceiver business acquired in December 2001. The decline in our sales was primarily due to lower demand for our products, including active components, amplifications, transmission subsystems and wavelength routing products, and lower average selling prices caused by the dramatic downturn in the telecommunication industry, which resulted in a decrease in network deployment and capital spending by telecommunications carriers. Modules sales represented almost 40 percent of total telecommunication sales for the quarter. Operating loss as a percentage of net sales was 83 percent during the current quarter, as compared to an operating income of 33 percent of net sales for the same prior year period. The decrease was attributable to factors including the significant decline in sales resulting in a higher fixed cost base, price declines, write-downs of inventories, and charges associated with the implementation of our Global Realignment Program.

Thin Film Products and Instrumentation. For the three months ended March 31, 2002, net sales of $80.7 million represented a decrease of $121.1 million, or 60 percent, from the same prior year period. The decline in our net sales was due to lower demand for our products, including instrumentations, commercial lasers and thin film filters, due to the industry downturn and price declines in our products. However, net sales in this segment increased 14 percent from the three months ended December 31, 2001 because of strong demand for display products, including projection television components and optical pigments. Operating income as a percentage of net sales was 18 percent during the current quarter, as compared to an operating income of 27 percent of net sales for the same prior year period. The decrease was attributable to factors including the significant decline in sales resulting in a higher fixed cost base, price declines, write-downs of inventories, and charges associated with the implementation of our Global Realignment Program.

Results of Operations — First Nine Months of Fiscal 2002 Compared to First Nine Months of Fiscal 2001

Net Sales. For the nine months ended March 31, 2002, net sales of $876.5 million represented a decrease of $1,755.2 million, or 67 percent, from the same prior year period. Net sales for the current nine-month period included net sales of $20.1 million from the optical transceiver business and net sales of $111.5 million from SDL. The decline in our sales was primarily due to lower demand for our products and lower average selling prices caused by the dramatic downturn in the telecommunication industry. The downturn resulted in a decrease in network deployment and capital spending by telecommunications carriers, which in turn caused our customers to focus on reducing their inventory levels on hand. Due to the slowdown in the telecommunications industry, our non-telecommunications products have become more significant to our total sales, accounting for 23 percent of our net sales during the current nine-month period, as compared to 12 percent in the same prior year period.

For the nine months ended March 31, 2002, our net sales included $23.8 million of contract-related cancellation payments. We recognized such revenues upon receipt of payments from customers.

For the nine months ended March 31, 2002, we had no customer representing more than 10 percent of net sales. During the same prior year period, Nortel, Lucent and Alcatel represented 15 percent, 12 percent and 11 percent of net sales, respectively. Sales to our leading customers vary significantly from quarter to quarter and we do not have the ability to predict future sales to these customers. However, if the downturn in the telecommunication industry continues, we expect telecommunications carriers to reduce further their capital spending, which would negatively affect our net sales.

Net sales to customers outside North America represented 26 percent for the nine months ended March 31, 2002, as compared to 32 percent for the same prior year period.

Separate discussions with respect to net sales for each of our reportable operating segments can be found under “Operating Segment Information” below.

Gross Margin. For the nine months ended March 31, 2002, gross margin decreased to negative 5 percent of net sales from 48 percent in the same prior year period. The decrease in gross margin was primarily due to the following: (i) a continued decline in the selling prices of our products coupled with the reduction in volumes; (ii) product yields adversely affected by product relocations and other changes in connection with the Global Realignment Program; (iii) a lower margin product mix due to higher sales of modules that do not have a high content of our components; (iv) non-recurring costs associated with the Global Realignment Program of $105.1 million, or 12 percent of net sales, consisting of fixed assets to be disposed of including related accelerated depreciation, lease costs and moving and other employee costs related to the phasing out of certain facilities and equipment; (v) $179.8 million of write-downs of excess and obsolete inventories, or 21 percent of net sales, as compared to $177.4 million for the same prior year period, or 7 percent of net sales; (vi) higher warranty costs; and (vii) stock-based compensation expenses of $26.4 million, or 3 percent of net sales, as compared to $7.4 million, or less than 1 percent of net sales, for the same prior year period. These factors were partially offset by the following: (i) consumption of inventories previously written down that had an original cost of $57.2 million, or 7 percent of net sales; and (ii) contract-related cancellation payments of $23.8 million, or 3 percent of net sales, from our customers as discussed above.

Our gross margin can generally be affected by a number of factors, including, but are not limited to, product volumes, product mix, customer mix, applications mix, product demand, pricing pressures, manufacturing constraints, warranty costs, higher costs resulting from new production facilities, product yield, non-cash stock compensation expenses and acquisitions of businesses that may have different margins than ours. If actual orders do not match our forecasts, we may have excess or shortfalls of some materials and components as well as excess inventory purchase commitments. Furthermore, we could experience reduced or delayed product shipments or incur additional inventory write-downs and cancellation charges or penalties, which would increase our costs and could seriously harm our business. Considering these factors, gross margin fluctuations are difficult to predict and there can be no assurance that we will surpass or maintain gross margin percentages at historical or projected levels in future periods.

Research and Development. For the nine months ended March 31, 2002, R&D expense was $191.1 million, or 22 percent of net sales, as compared to $231.6 million, or 9 percent of net sales, for the same prior year period. The decrease in R&D spending reflected the cost savings resulting from our Global Realignment Program, which included the elimination of overlapping product development programs as well as the reductions of workforce. The decrease in R&D spending was partially offset by: (i) inclusion of R&D expenses from our optical transceiver business in the third quarter of fiscal 2002 and SDL for the current full nine-month period; (ii) stock-based compensation expense of $17.4 million for the current nine-month period, as compared to

$5.9 million for the same prior year period; and (iii) non-recurring costs associated with our Global Realignment Program of $6.4 million, consisting of fixed assets to be disposed of including related accelerated depreciation, moving and other employee costs related to the phasing out of certain facilities and equipment. The increase in R&D as a percentage of net sales is due to our net sales declining more rapidly than our R&D spending.

Due to our recently announced Global Realignment Program, we expect our level of R&D expenses to decline in future quarters. There can be no assurance that expenditures for R&D will continue at expected levels or that such expenditures will be successful or that improved processes or commercial products will result from these projects.

Selling, General and Administrative Expense. For the nine months ended March 31, 2002, SG&A expense was $288.7 million, or 33 percent of net sales, as compared to $662.7 million, or 25 percent of net sales, for same prior year period. SG&A expenses during the prior year nine-month period included a one-time charge of $300.9 million of indirect acquisition costs paid to certain SDL executives. Excluding this one-time charge, the decrease in SG&A spending was primarily due to the following: (i) lower personnel-related expenses resulting from our Global Realignment Program; (ii) lower commission expenses due to the decline in sales; and (iii) lower payroll tax expenses related to the lower value of non-qualified stock option exercises. These cost reductions were primarily offset by: (i) the inclusion of SG&A expenses from our optical transceiver business in the third quarter of fiscal 2002 and SDL for the current full nine-month period; (ii) non-recurring costs associated with the Global Realignment Program of $31.9 million, consisting of fixed assets to be disposed of including related accelerated depreciation, lease costs and moving and other employee costs related to the phasing out of certain facilities and equipment; (iii) stock-based compensation expenses of $33.3 million for the current nine-month period, as compared to $11.0 million for the same prior year period; and (iv) $3.5 million of expenses associated with certain compliance and regulatory programs. The increase in SG&A as a percentage of net sales was due to our net sales declining more rapidly than our SG&A spending.

Due to our Global Realignment Program, we expect our SG&A expenses to decline in future quarters. We also expect to continue incurring charges to operations, which to date have been within management’s expectations, associated with integrating recent acquisitions. There can be no assurance, however, as to the amount or nature of our future SG&A expenses.

Amortization of Purchased Intangibles. For the nine months ended March 31, 2002, amortization expense of purchased intangibles of $1,258.3 million, or 144 percent of net sales, represented a decrease of $3,073.4 million, or 71 percent, from the same prior year period. The decrease in amortization expense was due to the reduction of the carrying value of our goodwill and other intangible assets as a result of the impairment analyses performed in accordance with SFAS 121.

We expect that the amortization of purchased intangibles will continue to contribute or cause net losses, at least through the end of fiscal 2002 at which time new accounting rules will apply. The balance of goodwill and other intangibles arising from acquisitions was $975.3 million as of March 31, 2002 (see Note 6 of Notes to Consolidated Condensed Financial Statements).

Acquired In-Process Research and Development. For the nine months ended March 31, 2002, we recorded $22.1 million of acquired in-process research and development (“IPR&D”) as a result of the acquisition of the optical transceiver business. For the same prior year period, we recorded $392.6 million of acquired IPR&D as a result of the acquisitions of SDL, OPA and Epion. These amounts were expensed on the acquisition date because the acquired technology had not yet reached technological feasibility and had no future alternative use. There can be no assurance that acquisitions of businesses, products or technologies by us in the future will not result in substantial charges for acquired IPR&D that may cause fluctuations in our operating results. A description of the current status of IPR&D projects for our acquisitions is discussed below.

Reduction of Goodwill and Other Long-lived Assets. For the nine months ended March 31, 2002, we recorded a reduction of goodwill and other long-lived assets of $5,193.7 million as a result of analyses performed in accordance with SFAS 121, as compared to $39,777.2 million for the same prior year period. The following table summarizes the components of the reduction of goodwill and other long-lived assets (in millions):

	Nine Months Ended

	March 31,	March 31,
	2002	2001

Goodwill	$4,167.8	$39,777.2
Other purchased intangible assets	938.6	—
Fixed assets	87.3	—

Total	$5,193.7	$39,777.2

Nine Months Ended March 31, 2002:

During the three months ended September 30, 2001, we restructured certain of our businesses and realigned our operations under the Phase 2 restructuring activities, and we reduced our workforce that had been valued in previous acquisitions. In accordance with SFAS 121, we wrote the related intangible assets down to their fair value and recorded charges of $10.8 million related to the reduction in purchased intangibles and $31.2 million related to goodwill associated with these assets.

During the three months ended December 31, 2001, we evaluated the carrying value of our long-lived assets, including significant amounts of goodwill and other intangible assets recorded in connection with our various acquisitions. The assessment was performed pursuant to SFAS 121 because of the significant negative industry and economic trends affecting our current operations and expected future sales, as well as the general decline of technology valuations. We determined that the continued decline in market conditions within our industry was significant and other-than-temporary. As a result of the continued decline in revenue forecasts and a change in the discount rate, we recorded a charge of $1,267.6 million to reduce goodwill and other long-lived assets based on the amount by which the carrying amount of these assets exceeded their fair value. Of the total write-down, $1,265.1 million was related to the goodwill and $2.5 million was related to other intangible assets associated with the acquisitions of SDL and OCLI. Fair value was determined based on discounted future cash flows for the operating entities that had separately identifiable cash flows. The cash flow periods used were five years using annual growth rates of 5 percent to 60 percent, the discount rate used was 14 percent, and the terminal values were estimated based upon terminal growth rates of 5 percent to 7 percent. The assumptions supporting the estimated future cash flows, including the discount rate and estimated terminal values, reflect management’s best estimates. The discount rate was based upon our weighted average cost of capital as adjusted for the risks associated with our operations.

During the three months ended March 31, 2002, we determined that the continued decline in market conditions within our industry was significant and other-than-temporary. As a result of the continued decline in revenue forecasts, we recorded a charge of $3,884.1 million to reduce goodwill and other long-lived assets based on the amount by which the carrying amount of these assets exceeded their fair value. Of the total write-down, $2,871.5 million was related to goodwill, $925.3 million was related to other intangible assets and $87.3 million was related to certain tangible fixed assets. The goodwill and other intangible assets were primarily associated with the acquisitions of JDS FITEL, SDL, E-Tek Dynamics and OCLI. Fair value was determined based on discounted future cash flows for the operating entities that had separately identifiable cash flows. The cash flow periods used were five years using annual growth rates of 4 percent to 35 percent, the discount rate used was 14 percent, and the terminal values were estimated based upon terminal growth rates of 5 percent to 7 percent. The assumptions supporting the estimated future cash flows, including the discount rate and estimated terminal values, reflect management’s best estimates. The discount rate was based upon our weighted average cost of capital as adjusted for the risks associated with our operations.

Nine Months Ended March 31, 2001:

As part of our review of financial results for fiscal 2001, we performed an assessment of the carrying value of our long-lived assets including significant amounts of goodwill and other intangible assets recorded in connection with our various acquisitions. The assessment was performed pursuant to SFAS 121 because of the significant negative industry and economic trends affecting our current operations and expected future sales as well as the general decline of technology valuations. We determined that the continued decline in market conditions within our industry was significant and other-than-temporary during the three months ended March 31, 2001. As a result, we recorded a charge of $39,777.2 million to reduce goodwill and other long-lived assets based on the amount by which the carrying amount of these assets exceeded their fair value. The total write-down was related to goodwill associated with the acquisitions of E-Tek Dynamics and SDL. Fair value was determined based on discounted future cash flows for the operating entities that had separately identifiable cash flows. The cash flow periods used were five years using annual growth rates of 15 percent to 40 percent, the discount rate used was 13 percent, and the terminal values were estimated based upon terminal growth rates of 7 percent. The assumptions supporting the estimated future cash flows, including the discount rate and estimated terminal values, reflect management’s best estimates. The discount rate was based upon our weighted average cost of capital as adjusted for the risks associated with our operations.

It is possible that the estimates and assumptions used (e.g., interest rates, growth rates and future sales) may change in the near term resulting in the need to write down additional goodwill and other long-lived assets. In addition, it is possible we may incur additional reductions in goodwill if our market capitalization declines to a level that is less than our net assets.

Restructuring Charges. For the nine months ended March 31, 2002, we recorded net restructuring charges of $232.2 million, which consisted of restructuring charges of $243.0 million recorded in the first quarter of fiscal 2002, offset by a benefit of $10.8 million recorded in the third quarter of fiscal 2002, as discussed further below.

In April 2001, we initiated the Global Realignment Program, under which we are restructuring our business in response to the changes in our industry and customer demand. Consequently, we recorded restructuring charges of $264.3 million in the fourth quarter of fiscal 2001 (“Phase 1”) and $243.0 million in the first quarter of fiscal 2002 (“Phase 2”). During the third quarter of fiscal 2002, we recorded a benefit of $10.8 million under restructuring charges to reflect differences between actual amounts paid for such charges and amounts previously accrued under Phase 1 and Phase 2 restructuring activities.

Restructuring Activities — Phase 1:

The following table summarizes our Phase 1 restructuring activities through the end of the third quarter of fiscal 2002 (in millions):

	Workforce	Facilities and	Lease
	Reduction	Equipment	Commitments	Total

Total restructuring charges — Phase 1	$79.1	$122.2	$63.0	$264.3
Cash payments	(24.9)	—	(0.9)	(25.8)
Non-cash charges	(11.1)	(122.2)	—	(133.3)

Balance as of June 30, 2001	43.1	—	62.1	105.2
Cash payments	(20.9)	—	(1.7)	(22.6)

Balance as of September 30, 2001	22.2	—	60.4	82.6
Cash payments	(8.7)	—	(2.5)	(11.2)

Balance as of December 31, 2001	13.5	—	57.9	71.4
Adjustments to accrual	(9.4)	—	—	(9.4)
Cash payments	(1.6)	—	(10.1)	(11.7)

Balance as of March 31, 2002	$2.5	$—	$47.8	$50.3

During the three months ended June 30, 2001, we completed and approved plans to close 9 sites located in North America, Europe and Asia, vacate approximately 25 buildings or 1.2 million square feet of manufacturing and office space, and reduce our workforce by approximately 9,000 employees.

Worldwide Reduction:

During the three months ended June 30, 2001, we recorded a charge of $79.1 million primarily related to severance and fringe benefits associated with the reduction of approximately 9,000 employees. In addition, we incurred non-cash severance charges of $11.1 million related to the modification of a former executive’s stock options. During the three months ended March 31, 2002, we recorded total adjustments of $9.4 million to the accrual as the actual amounts paid for such charges were lower than originally estimated.

Of the 9,000 terminations for which costs have been accrued during the three months ended June 30, 2001, approximately 8,200 were engaged in manufacturing, 300 in research and development, and 500 in selling, general and administrative functions. Approximately 7,100, 1,200, and 700 were from sites located in North America, Europe and Asia, respectively. As of March 31, 2002, approximately 8,800 employees have been terminated in connection with our Phase 1 restructuring activities. We expect to complete our Phase 1 workforce reduction by the end of the fourth quarter of fiscal 2002.

Facilities and Equipment and Lease Commitments:

The consolidation of excess facilities included the closure of certain manufacturing, research and development facilities, and administrative and sales offices throughout North America, Europe and Asia for business activities that have been restructured as part of the Global Realignment Program. The operations were in Asheville, North Carolina; Bracknell, United Kingdom;

Freehold, New Jersey; Hillend, United Kingdom; Oxford, United Kingdom; Richardson, Texas; Rochester, New York; Shunde, China; and Taipei, Taiwan.

Property and equipment that were disposed of or removed from operations resulted in a charge of $122.2 million, of which $89.3 million were related to the Transmission and Network Components operating segment, $29.4 million were related to the Thin Film Products and Instrumentation operating segment, and $3.5 million were related to the All Other operating segment. The property and equipment write-down consisted primarily of leasehold improvements, computer equipment and related software, production and engineering equipment, and office equipment, furniture and fixtures. In addition, we incurred a charge of $63.0 million for exiting and terminating leases primarily related to excess or closed facilities with planned exit dates. We estimated the cost of exiting and terminating the facility leases based on the contractual terms of the agreements and the real estate market conditions. We anticipate that it would take approximately 3 to 21 months to sublease the various properties in connection with our Phase 1 restructuring activities.

Amounts related to the lease expense (net of anticipated sublease proceeds) will be paid over the respective lease terms through 2015. We anticipate completing the implementation of our Phase 1 restructuring activities by the end of the fourth quarter of fiscal 2002.

Restructuring Activities — Phase 2:

The following table summarizes our Phase 2 restructuring activities through the end of the third quarter of fiscal 2002 (in millions):

	Workforce	Facilities and	Lease
	Reduction	Equipment	Commitment	Total

Total restructuring charges — Phase 2	$55.8	$141.3	$45.9	$243.0
Cash payments	(19.2)	—	—	(19.2)
Non-cash charges	—	(141.3)	—	(141.3)

Balance as of September 30, 2001	36.6	—	45.9	82.5
Cash payments	(18.8)	—	(0.4)	(19.2)

Balance as of December 31, 2001	17.8	—	45.5	63.3
Adjustments to accrual	(1.4)	—	—	(1.4)
Cash payments	(6.0)	—	(11.2)	(17.2)

Balance as of March 31, 2002	$10.4	$—	$34.3	$44.7

During the three months ended September 30, 2001, we completed and approved plans to close 8 sites located in North America, Europe and Asia, vacate approximately 11 buildings or 0.8 million square feet of manufacturing and office space, and reduce our workforce by approximately 5,200 employees.

Workforce Reduction:

During the three months ended September 30, 2001, we recorded a charge of $55.8 million primarily related to severance and fringe benefits associated with the reduction of approximately 5,200 employees. During the three months ended March 31, 2002, we recorded total adjustments of $1.4 million to the accrual as the actual amounts paid for such charges were lower than originally estimated.

Of the 5,200 terminations for which costs have been accrued during the three months ended September 30, 2001, approximately 4,300 were engaged in manufacturing, 400 in research and development, and 500 in selling, general and administrative functions. Approximately 4,850, 300, and 50 were from sites located in North America, Europe and Asia, respectively. As of March 31, 2002, approximately 5,100 employees have been terminated under our Phase 2 restructuring activities. We expect to complete our Phase 2 workforce reduction by the end of the first quarter of fiscal 2003.

Facilities and Equipment and Lease Commitments:

The consolidation of excess facilities includes the closure of certain manufacturing, research and development facilities, and administrative and sales offices throughout North America, Europe and Asia for business activities that have been restructured as part of the Global Realignment Program. The operations were in Arnhem, Netherlands; Gloucester, Massachusetts;

Manteca, California; Plymouth, United Kingdom; Victoria, British Columbia; Witham, United Kingdom; and two operations in Ottawa, Ontario.

Property and equipment that were disposed of or removed from operations resulted in a charge of $141.3 million, of which $129.5 million were related to the Transmission and Network Components operating segment and $11.8 million were related to the Thin Film Products and Instrumentation operating segment. The property and equipment write-down consisted primarily of leasehold improvements, computer equipment and related software, production and engineering equipment, and office equipment, furniture and fixtures. In addition, we incurred a charge of $45.9 million for exiting and terminating leases primarily related to excess or closed facilities with planned exit dates. We estimated the cost of exiting and terminating the facility leases based on the contractual terms of the agreements and the real estate market conditions. We anticipate that it would take approximately 3 to 24 months to sublease the various properties in connection with our Phase 2 restructuring activities.

Amounts related to the lease expense (net of anticipated sublease proceeds) will be paid over the respective lease terms through 2020. We anticipate completing the implementation of our Phase 2 restructuring activities by the end of the first quarter of fiscal 2003.

Interest and Other Income, Net. Interest and other income, net, was $36.0 million for the nine months ended March 31, 2002, a decrease of $1.9 million from the same prior year period. The decrease was primarily attributable to a decline in interest income earned as a result of lower average daily cash balances and interest rates.

Gain on Sale of Investments. For the nine months ended March 31, 2002, we realized a gain of $10.9 million on sales of certain non-marketable securities and fixed income securities. A portion of the sale proceeds from the fixed income securities was used to fund the cash payment for our acquisition of the optical transceiver business.

Activity Related to Equity Method Investments. For the nine months ended March 31, 2002, we recorded charges of $53.6 million related to our equity method investments, as compared to $853.4 million for the same prior year period. This included: (i) $26.5 million related to our pro rata share of ADVA’s net loss in the current nine-month period, as compared to $6.0 million in the same prior year period. Our investment in ADVA has been reduced to $0 in the second quarter of fiscal 2002, and no further pro rata share of ADVA’s net loss was recorded in the third quarter of fiscal 2002 as we have no future commitment to fund ADVA. Should ADVA report net income in future periods, we will resume applying the equity method after our pro rata share of ADVA’s net income exceeds our pro rata share of ADVA’s net losses not recognized during the periods the equity method was suspended; (ii) $13.9 million for the current nine-month period related to a charge to write down the carrying value of our investment in ADVA due to an other-than-temporary decline in its market value, as compared to $714.5 million for the same prior year period; (iii) $0.7 million of amortization expense for the current nine-month period related to the difference between the cost of the investment and the underlying equity in the net assets of ADVA, as compared to $133.7 million for the same prior year period; and (iv) $12.5 million for the current nine-month period related to our pro rata share of net losses in the Photonics Fund, LLP and other equity method investments, as compared to a pro rata share of net income of $0.8 million in the same prior year period.

Reduction in fair value of investments. For the nine months ended March 31, 2002, we recorded $114.4 million of other-than-temporary decline in fair value of our investments, consisting of $84.5 million in the shares of Nortel common stock held by us, $20.3 million in non-marketable equity securities and $9.6 million in other available-for-sale investments. For the same prior year period, we recorded $7.5 million of reduction in fair value of investments, as we determined that the decline in market value of certain available-for-sale investments was other-than-temporary.

Income Tax Expense. For the nine months ended March 31, 2002, we recorded a tax provision of $346.1 million, as compared to a tax provision of $562.3 million for same prior year period. The tax provision recorded for the nine months ended March 31, 2002 differs from the expected tax benefit that would be calculated by applying the federal statutory rate to the loss before income taxes primarily due to the net effect of non-deductible acquisition-related charges, write-offs of deferred tax assets recorded in prior business combinations relating to assumed employee stock options that either expired unexercised or were exercised during the quarter when the market value of the underlying stock was less than the previously recorded value at the business combination date, increases in the valuation allowance for domestic deferred tax assets recorded in prior periods due to reductions in our forecasts of future domestic taxable income and the elimination of deferred tax liabilities recorded in prior business combinations.

As of March 31, 2002, we have recorded a valuation allowance for deferred tax assets of $1.7 billion. Due to the continued economic uncertainty in the industry, we have recorded net deferred tax assets as of March 31, 2002 only to the extent of offsetting deferred tax liabilities or recoverable income taxes.

Operating Segment Information

Transmission and Network Components. For the nine months ended March 31, 2002, net sales of $635.7 million represented a decrease of $1,551.1 million, or 71 percent, from the same prior year period. Net sales for the current nine-month period included net sales of $20.1 million from the optical transceiver business and net sales of $111.5 million from SDL. The decline in our sales was primarily due to lower demand for our products, including active components, amplifications, transmission subsystems and wavelength routing products, and lower average selling prices caused by the dramatic downturn in the telecommunication industry, which resulted in a decrease in network deployment and capital spending by telecommunications carriers. Operating loss as a percentage of net sales was 108 percent during the current nine-month period, as compared to an operating income of 32 percent of net sales for the same prior year period. The decrease was attributable to factors including the significant decline in sales resulting in a higher fixed cost base, price declines, write-downs of inventories, and charges associated with the implementation of our Global Realignment Program.

Thin Film Products and Instrumentation. For the nine months ended March 31, 2002, net sales of $235.0 million represented a decrease of $209.7 million, or 47 percent, from the same prior year period. The decline in our net sales was due to lower demand for our products, including instrumentations, commercial lasers and thin film filters, as a result of the industry downturn. Operating loss as a percentage of net sales was 3 percent during the current nine-month period, as compared to an operating income of 43 percent of net sales for the same prior year period. The decrease was attributable to factors including the significant decline in sales resulting in a higher fixed cost base, price declines, write-downs of inventories, and charges associated with the implementation of our Global Realignment Program.

Liquidity and Capital Resources

At March 31, 2002, we had a combined balance of cash, cash equivalents and short-term investments of $1,564.5 million, a decrease of $247.7 million from June 30, 2001.

Operating activities generated $72.0 million during the nine months ended March 31, 2002, primarily resulting from our net loss adjusted for: (i) non-cash accounting charges for depreciation and amortization, stock-based compensation, write-off of acquired in-process research and development, loss on disposal of fixed assets, reduction of goodwill and other long-lived assets, non-cash restructuring costs associated with our Global Realignment Program, reduction in the fair value of investments and activity related to equity method investments; (ii) a decrease in accounts receivable and inventories; and (iii) a decrease in net deferred income taxes. These items were partially offset by a decrease in our accounts payable and other liabilities. Our operating cash flows were favorably affected by $72.1 million in tax refunds received in the third quarter of fiscal 2002.

Accounts receivable were lower during the nine months ended March 31, 2002 due to a decline in net sales, an increase in reserves and improved collections. Days sales outstanding in accounts receivables decreased to 57 days at March 31, 2002 from 72 days at June 30, 2001. Inventory levels were lower resulting from lower production volumes and write-downs of excess and obsolete inventories.

Net deferred income taxes declined during the nine months ended March 31, 2002 primarily due to the write-offs of deferred tax assets recorded in prior business combinations relating to assumed employee stock options that either expired unexercised or were exercised during the quarter when the market value of the underlying stock was less than the previously recorded value at the business combination date, and increases in the valuation allowance for domestic deferred tax assets recorded in prior periods due to reductions in our forecasts of future domestic taxable income and the elimination of deferred tax liabilities recorded in prior business combinations.

Cash used by investing activities was $536.8 million during the nine months ended March 31, 2002, primarily resulting from the following: (i) $311.3 million used for the purchases of available-for-sale and non-marketable investments, net of sales; (ii) $121.0 million used for the acquisitions of businesses, net of cash acquired; and (iii) capital expenditures of $113.8 million used for facilities expansion that had begun in prior periods and capital equipment.

Our investments are made in accordance with an investment policy approved by our Board of Directors. In general, our investment policy requires that our securities purchases be rated A1/P1, MIG-1, AA-/Aa3 or better. No securities may have a maturity that exceeds 36 months, and the average duration of our investment portfolio may not exceed 18 months. At any time, no more than 25% of the investment portfolio may be insured by a single insurer other than the U.S. government.

Our financing activities for the nine months ended March 31, 2002 provided cash of $28.8 million. The exercise of stock options and the sale of common stock through our employee stock purchase plans provided $61.4 million in cash, offset by the repayment of $32.6 million in debt.

Our outstanding debt of $2.5 million as of March 31, 2002 was assumed from entities we acquired. We have two standby letter of credit facilities totaling approximately $11.0 million. We also had an unsecured operating U.S. dollar line of credit totaling $25.0 million. We had no outstanding borrowings as of March 31, 2002.

With the exception of certain operating lease commitments, we do not engage in any off-balance sheet arrangement with unconsolidated entities or related parties. As of March 31, 2002, we have operating lease agreements with a special purpose entity (the “Lessor”), managed and administered by a trustee, for the development of manufacturing, research and development and administrative facilities in Brevard County, Florida and Durham County, North Carolina. Under a related credit agreement, a group of financial institutions (the “Lender”) has committed to fund the Lessor a maximum of $59.6 million to develop the projects. As of March 31, 2002, $42.1 million has been drawn for the development of the projects. The leases have an initial term of five years beginning in August 4, 2000 and we have an option to renew the leases for two additional terms of one year each, subject to certain conditions. At any time prior to the expiration date of the leases, we may, at our option, purchase the properties from the Lessor. As of March 31, 2002, the purchase price was $44.3 million. If we elect not to purchase the properties, we may arrange to sell them to a third party at market value within 180 days before the end of the lease term. Under the sale option, we are obligated to pay the Lessor a guaranteed residual value of approximately 85 percent of the purchase price. Upon the sale of the assets, we either keep any sale proceeds in excess of the guaranteed residual value or are required to make up the shortfall if the sale proceeds are below the guaranteed residual value. Neither the real estate assets nor the debt associated with the development of the projects are reflected on our Balance Sheets. None of our officers has any financial interest in these operating leases.

As of March 31, 2002, we restricted $46.1 million of our short-term investments as collateral for specified obligations of the Lessor under the leases. These investment securities are restricted as to withdrawal and are managed by third parties subject to certain limitations under our investment policy. In addition, we must maintain a minimum consolidated tangible net worth, as defined, of $500.0 million.

We believe that our existing cash balances and investments will be sufficient to meet our liquidity and capital spending requirements through the end of calendar 2002. However, possible investments in or acquisitions of complementary businesses, products or technologies may require additional financing prior to such time. For example, we paid a total of $143.0 million in cash to acquire IBM’s optical transceiver business in the second quarter of fiscal 2002 and Scion in the fourth quarter of fiscal 2002. In addition, if the current economic downturn remains protracted, we may need to expend our cash reserves to fund our operations. Our liquidity could be negatively affected by a continued decline in demand for our products, which are subject to rapid technological changes, or a reduction of capital expenditures by our customers as a result of the economic downturn or other factors. There can be no assurance that additional debt or equity financing will be available when required or, if available, can be secured on terms satisfactory to us.

Acquired In-Process Research and Development Projects — Optical Transceiver Business

We performed an allocation of the total purchase price of IBM’s optical transceiver business to its individual assets. Of the total purchase price, $22.1 million has been allocated to IPR&D and was charged to expense for the three months ended December 31, 2001. The remaining purchase price has been allocated specifically to identifiable assets acquired. The identifiable intangible assets include existing technology, core technology, distribution agreements, supply/contract manufacturing agreements, real estate license agreement and non-competition agreement. The IPR&D is comprised of two main categories: ten gigabit xenpak transceivers and small form factor optical modules for storage area networks and local area networks using optical fibre channel and gigabit Ethernet protocols.

We have incurred post-acquisition costs of $4.1 million to date and estimate that an additional investment of approximately $14.7 million in research and development over the next 21 months will be required to complete the IPR&D. The nature of the efforts required to develop the purchased IPR&D into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements. The differences between the actual outcome noted above and the assumptions used in the original valuation of the technology are not expected to significantly impact our results of operations and financial position.

Other Acquired In-Process Research and Development Projects

The current status of the IPR&D projects for all significant mergers and acquisitions during the past three years are as follows:

SDL

The products under development at the time of acquisition included: (1) pump laser chips; (2) pump laser modules; (3) Raman chips and amplifiers; (4) external modulators and drivers; and (5) industrial laser products. The pump laser chips and industrial laser products have been completed at a cost consistent with our expectations. The micro amplifier and c-band micro amplifier development projects have been terminated at SDL and transferred to another division within the Company. Thin film dispersion compensator research has been cancelled. The pump laser modules and Raman chips are expected to be completed by the second quarter of fiscal 2003. We have incurred costs of $35.3 million through the end of the third quarter of fiscal 2002, with estimated costs to complete of $0.7 million. The differences between the actual outcome noted above and the assumptions used in the original valuation of the technology are not expected to significantly impact our results of operations and financial position.

Epion

The products under development at the time of acquisition included Gas Cluster Ion Beam technology used for atomic scale surface smoothing and cleaning where surface or film quality is of great importance. We have incurred $3.7 million to date and estimate that a total investment of approximately $3.2 million in research and development over the next 21 months will be required to complete the IPR&D. The nature of the efforts required to develop the purchased IPR&D into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements. The differences between the actual outcome noted above and the assumptions used in the original valuation of the technology are not expected to significantly impact our results of operations and financial position.

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

OCLI

The products under development at the time of the acquisition included: (1) thin film filters and switches, (2) optical display and projection products, and (3) light interference pigments. Thin film filters include switches and dispersion compensators. The MEMS 2x2 Switch development has been terminated at OCLI and transferred to another division within the Company. Thin film dispersion compensator research has been cancelled. We incurred post-acquisition costs of approximately $4.9 million. The optical display and projection products development has been terminated due to the uncertainty of current market conditions. Light interference pigments are currently in the commercial stage of the development cycle for this product family and these projects were completed in the first quarter of calendar year 2002. We have incurred post-acquisition research and development expenses of approximately $16.6 million. The differences between the actual outcome noted above and the assumptions used in the original valuation of the technology have not significantly impacted our results of operations and financial position.

SIFAM

The products under development at the time of the acquisition included: (1) miniature couplers; (2) combined components; and (3) micro-optic devices. Miniature coupler development and combined components development are complete at a cost consistent with our expectations. Micro-optic device development was evaluated relative to similar efforts already underway within our organization. In the light of this evaluation, it was decided to cease development in this area. The costs incurred post-acquisition for micro-optic device development has been consistent with our expectations.

EPITAXX

The products under development at the time of the acquisition included (1) high-speed receivers; and (2) an optical spectrum analyzer product. The high-speed receiver and optical spectrum analyzer have been completed at costs consistent with our expectations.

JDS FITEL

The products under development at the time of our merger included: (i) Thermo Optic Waveguide Attenuators; (ii) Solid State Switch; (iii) 50 GHz WDM; and (iv) Erbium Doped Fiber Amplifiers (“EDFA”). Thermo Optic Waveguide Attenuator development was discontinued in the first quarter of 2001, due to lower than expected demands for this product, and higher demands for other products. Solid State Switch, WDM and EDFA developments are complete at a cost consistent with our expectations.

Risk Factors

Our operating results and stock price fluctuate substantially

Operating results for future periods are never perfectly predictable even in the most certain of economic times, and we expect to continue to experience fluctuations in our quarterly results and in our guidance, when provided, for financial performance in future periods. These fluctuations, which in the future may be significant, could cause substantial variability in the market price of our stock. In addition to those concerns discussed below, all of the concerns we have discussed under the “Risk Factors” section could affect our operating results from time to time.

Our operating results and stock price are affected by fluctuations in our customers’ businesses

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

We are experiencing decreased sales and increased difficulty in predicting future operating results

As a result of current unfavorable economic and market conditions, (a) our sales are declining, (b) we are unable to predict future sales accurately, and (c) we are currently unable to provide long-term guidance for future financial performance. The conditions contributing to this difficulty include:

•	uncertainty regarding the capital spending plans of the major telecommunications carriers, upon whom our customers, and ultimately we, depend for sales;

•	the telecommunications carriers’ current limited access to the capital required for expansion;

•	our customers decreasing their inventory levels, which, in turn, reduces our sales;

•	lower near term sales visibility; and

•	general market and economic uncertainty.

Based on these and other factors, many of our major customers have reduced, modified, cancelled or rescheduled orders for our products and have expressed uncertainty as to their future requirements. As a result, we currently anticipate that our net sales in the future may decline. In addition, our ability to meet financial expectations for future periods may be harmed.

We have incurred, and may in the future incur, inventory-related charges, the amounts of which are difficult to predict accurately

As a result of the business downturn, we have incurred charges to align our inventory with actual customer requirements over the near term. We use a rolling six-month forecast based on anticipated product orders, product order history, forecasts and backlog to assess our inventory requirements. As discussed above, our ability to forecast our customers’ needs for our products in the current economic environment is very limited. We have incurred, and may in the future incur, significant inventory-related charges. In the first nine months of fiscal 2002, we incurred charges related to excess and obsolete inventories of $179.8 million. We may incur significant similar charges in future periods. Moreover, because of our current difficulty in forecasting sales, we may in the future revise our previous forecasts. While we believe, based on current information, that the inventory-related charges recorded in the first nine months of fiscal 2002 are appropriate, subsequent changes to our forecast may indicate that these charges were insufficient or even excessive.

As a result of these and other factors, our stock price has declined substantially in recent periods. Despite this decline, the market price of our stock and the stocks of many other companies in the optical components, modules and systems industries continue to trade at high multiples of earnings. An outgrowth of these multiples and market volatility is the significant vulnerability of our stock price and the stock prices of our customers and competitors to any actual or perceived fluctuation in the strength of the markets we serve, no matter how minor in actual or perceived consequence. Consequently, these multiples and, hence, market prices may not be sustainable. These broad market and industry factors have caused and may in the future cause the market price of our stock to decline, regardless of our actual operating performance or the operating performance of our customers.

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

Difficulties associated with integrating our acquired businesses could harm our overall business operations

Our strategy includes acquisitions of other companies, technologies and product lines to complement our internally developed products. In fact, we are the product of several significant acquisitions, including, among others, JDS FITEL on June 30, 1999, OCLI on February 4, 2000, E-TEK on June 30, 2000 and SDL on February 13, 2001. We expect to continue this strategy. Critical to the success of this strategy and, ultimately, our business as a whole, is the ordered, efficient integration of acquired businesses into our organization. If our integration efforts are unsuccessful, our businesses will suffer. Successful integration depends upon:

•	our ability to integrate the manufacture, sale and marketing of the products of the acquired businesses with our existing products;

•	our ability to complete product development programs and consolidate research and development efforts;

•	our ability to retain key personnel of the acquired businesses and effectively organize their personnel with our own;

•	our ability to consolidate and reorganize operations with those of the acquired businesses; and

•	our ability to expand our information technology systems (including accounting and financial systems, management controls and procedures).

Our ongoing integration efforts may not be successful and may result in unanticipated operational problems, expenses and liabilities, as well as the diversion of management attention.

Our acquisition strategy is costly

Our acquisition strategy is costly. For example, we have incurred direct costs of $12.0 million associated with the combination of Uniphase Corporation and JDS FITEL, $8.2 million associated with the acquisition of OCLI, $32.3 million associated with the acquisition of E-TEK and $44.6 million associated with the acquisition of SDL. In addition, we paid certain SDL executives $300.9 million in consideration of their agreement to amend their change of control agreements and enter into non-compete agreements with us. We may incur additional material charges in subsequent quarters to reflect additional costs associated with these or other combinations and acquisitions. Moreover, to the extent an acquired business does not perform as expected, we have and may continue to incur substantial additional unforeseen costs to develop, restructure or dispose of such business. Nonperforming or underperforming acquired businesses may also divert management attention, dilute the value of our common stock and weaken our financial condition.

Our Global Realignment Program may not be successful

In response to the current economic slowdown and as part of our continuing integration efforts, we commenced a Global Realignment Program in April 2001, under which we are, among other things:

•	consolidating our product development programs and eliminating overlapping programs;

•	consolidating our manufacturing of several products from multiple sites into specific locations around the world; and

•	realigning our sales organization to offer customers a single point of contact within the company, and creating regional and technical centers to streamline customer interactions with product line managers.

Implementation of the Global Realignment Program involves reductions in our workforce and facilities and, in certain instances, the relocation of products, technologies and personnel. We have incurred and will continue to incur significant expenses to implement the Global Realignment Program and we expect to realize significant future cost savings as a result. The Global Realignment Program may not be successful in achieving the cost savings and other benefits within the expected timeframes, may be insufficient to align our operations with customer demand and the changes affecting our industry, may disrupt our operations, or may be more costly than currently anticipated. Even if the Global Realignment Program is successful, our sales must increase substantially for us to be profitable.

If we fail to commercialize new product lines, our business will suffer

We intend to continue to develop new product lines and to improve existing product lines to meet our customers’ diverse and changing needs. However, our development of new products and improvements to existing products may not be successful, as:

•	we may fail to complete the development of a new product or product improvement; or

•	our customers may not purchase the new product or improved product because, among other things, the product is too expensive, is defective in design, manufacture or performance, or is uncompetitive, or because the product has been superceded by another product or technology.

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

We have manufacturing and product quality concerns

If we do not achieve acceptable manufacturing volumes, yields and costs, our business will suffer

Our success depends upon our ability to timely deliver products to our customers at acceptable volume and cost levels. The manufacture of our products involves highly complex and precise processes, requiring production in highly controlled and clean environments. Changes in our manufacturing processes or those of our suppliers, or inadvertent use of defective or contaminated materials by our suppliers or us, could significantly hurt our ability to meet our customers’ product volume and quality needs. Moreover, in some cases, existing manufacturing techniques, which involve substantial manual labor, may not achieve the volume or cost targets of our customers. In these cases, we will need to develop new manufacturing processes and techniques, which are anticipated to involve higher levels of automation, to achieve these targets, and we will need to undertake other efforts to reduce manufacturing costs. Currently, we are devoting significant funds and other resources to (a) develop advanced manufacturing techniques to improve product volumes and yields and reduce costs, and (b) realign some of our product manufacturing to locations offering optimal labor costs. These efforts may not be successful. If we fail to achieve acceptable manufacturing yields, volumes and costs, our business will be harmed.

If our customers do not qualify our manufacturing lines for volume shipments, our operating results could suffer

Customers will not purchase any of our products, other than limited numbers of evaluation units, prior to qualification of the manufacturing lines for the products. Each new manufacturing line must go through varying levels of qualification with our customers. Moreover, under our Global Realignment Program we are consolidating our worldwide manufacturing operations. Among other things, we are moving the manufacturing of some of our products to other facilities. The manufacturing lines for these products at the consolidated facilities must undergo qualification with our customers before commercial manufacture of these products can recommence. The qualification process, whether for new products or in connection with the relocation of manufacturing of current products, determines whether the manufacturing line achieves the customers’ quality, performance and reliability standards. Delays in qualification can cause a product to be dropped from a long-term supply program and result in significant lost sales opportunities. We may experience delays in obtaining customer qualification of our manufacturing lines and, as a consequence, our operating results and customer relationships would be harmed.

If our products fail to perform, our business will suffer

Our business depends on manufacturing excellent products of consistently high quality. To this end, our products are rigorously tested for quality both by our customers and us. Nevertheless, our products are highly complex and our customers’ testing procedures are limited to evaluating our products under likely and foreseeable failure scenarios. For various reasons (including, among others, the occurrence of performance problems unforeseeable in testing), our products may fail to perform as expected. Failures could result from faulty design or problems in manufacturing. In either case, we could incur significant costs to repair and/or replace defective products under warranty, particularly when such failures occur in installed systems. We have experienced such failures in the past and remain exposed to such failures, as our products are widely deployed throughout the world in multiple demanding environments and applications. In some cases, product redesigns or additional capital equipment may be required to correct a defect. In addition, any significant or systemic product failure could result in lost future sales of the affected product and other products, as well as customer relations problems.

Accounting treatment of our acquisitions has impacted our operating results

Our operating results are adversely impacted by purchase accounting treatment, primarily due to the impact of amortization of and other reductions in the carrying value of goodwill and other intangible assets

Under GAAP, we accounted for most of our acquisitions using the purchase method of accounting. Under purchase accounting, we recorded: (1) the market value of our common shares and the exchangeable shares of our subsidiary, JDS Uniphase Canada Ltd., issued in connection with acquisitions, (2) the fair value of the stock options assumed, if any, and (3) the amount of direct transaction costs as the cost of the acquisitions. The total purchase cost was allocated to the individual assets acquired and liabilities assumed, including various identifiable intangible assets such as in-process research and development, acquired technology, acquired trademarks and trade names and acquired workforce, based on their respective fair values. We allocated the excess of the purchase cost over the fair value of the net identifiable assets to goodwill. We were carrying a large amount of goodwill on our balance sheets because of our significant acquisitions as accounting rules require that goodwill be recorded based on stock prices at the time merger agreements are executed and announced, and our merger agreements were negotiated and announced at times when market valuations were considerably higher than at present.

The impact of purchase accounting on our operating results is significant. For fiscal 2001 and the first nine months of fiscal 2002, we recorded $5,387.0 million and $1,258.3 million, respectively, of amortization expense of goodwill and other intangible assets.

The downturn in telecommunications equipment and financial markets created unique circumstances with regard to the assessment of our goodwill and other intangible assets. Beginning in the second half of fiscal 2001 and through the end of the third quarter of fiscal 2002, we evaluated the carrying value of our long-lived assets, including significant amounts of goodwill and other intangible assets recorded in connection with our various acquisitions. The assessment was performed pursuant to SFAS 121 because of the significant negative industry and economic trends affecting our current operations and expected future sales, as well as the general decline of technology valuations. As we determined that the continued decline in market conditions within our industry was significant and other-than-temporary, we recorded reductions of $50.1 billion in goodwill and other intangible assets in fiscal 2001. During the first nine months of fiscal 2002, we recorded reductions of $5.1 billion in goodwill and other intangible assets. It is possible that our operating results would be adversely affected by additional write-downs of our goodwill and other long-lived assets.

Our operating results could be adversely affected by SFAS 141 and SFAS 142

In July 2001, the Financial Accounting Standards Board issued SFAS 141 and SFAS 142. Upon adoption of SFAS 142 on July 1, 2002, we will no longer amortize our goodwill. Instead, goodwill will be reviewed for impairment annually, or more frequently if certain events or changes in circumstances indicate that the carrying value of the goodwill may not be recoverable. As of March 31, 2002, our balance of goodwill was $469.4 million. In addition, we had approximately $35.8 million of separately recognized intangible assets, primarily consisting of acquired assembled workforce, that will be reclassified to goodwill on July 1, 2002 because they do not meet the new recognition criteria for an intangible asset under SFAS 141. If general macroeconomic conditions continue to deteriorate, affecting our business and operating results over the long term, we could be required to record additional impairment charges related to goodwill, which could adversely affect our financial results.

Our sales are dependent upon a few key customers

Our customer base is highly concentrated. Historically, orders from a relatively limited number of optical system providers accounted for a substantial portion of our net sales. During fiscal 2000, two customers, Lucent and Nortel, accounted for 21 percent and 15 percent of net sales, respectively. During fiscal 2001, three customers, Nortel, Alcatel and Lucent, accounted for 14 percent, 12 percent and 10 percent of net sales, respectively. During the first nine months of fiscal 2002, no customer accounted for more than 10 percent of net sales. However, we expect that, for the foreseeable future, sales to a limited number of customers will continue to account, alone or in the aggregate, for a high percentage of our net sales. Sales to any single customer may vary significantly from quarter to quarter. If current customers do not continue to place orders, we may not be able to replace these orders with new orders from new customers. In the telecommunications industry, our customers evaluate our products and competitive products for deployment in their telecommunications systems. Our failure to be selected by a customer for particular system projects can significantly impact our business, operating results and financial condition. Similarly, even if our customers select us, the failure of those customers to be selected as the primary suppliers for an overall system installation could adversely affect us. Such fluctuations could materially harm our business.

We face risks associated with our customers’ failure to meet their financial obligations to us

Although we perform ongoing credit evaluations of our customers, we are not able to predict changes in their financial condition. We maintain allowances for doubtful accounts for estimated loses resulting from the inability or unwillingness of our customers to make required payments. If our customers are unable to meet their financial obligations to us, such as bankruptcy or deterioration in their operating results or financial condition, our trade receivables may not be recoverable and we may be required to record additional bad debt expenses, which could materially affect our operating results and financial position.

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

Any failure to remain competitive in our industry would harm our operating results

If our business operations are insufficient to remain competitive in our industry, our operating results could suffer

The telecommunications markets in which we sell our products are highly competitive and characterized by rapidly changing and converging technologies. We face intense competition from established competitors and the threat of future competition from new and emerging companies in all aspects of our business. Among our current competitors are our customers, who are vertically integrated and either manufacture and/or are capable of manufacturing some or all of the products we sell to them. In addition to our current competitors, we expect that new competitors providing niche, and potentially broad, product solutions will increase in the future. While the current economic downturn has reduced the overall level of business in our industry, the competition for that business remains fierce. To remain competitive in both the current and future business climates, we believe we must maintain a substantial commitment to research and development, improve the efficiency of our manufacturing operations, and streamline our marketing and sales efforts, and customer service and support. Under our Global Realignment Program, we have ongoing initiatives in each of these areas. However, our efforts to remain competitive, under the Global Realignment Program and otherwise, may be unsuccessful. Among other things, we may not have sufficient resources to continue to make the investments necessary to remain competitive, or we may not make the technological advances necessary to remain competitive. In addition, notwithstanding our efforts, technological changes, manufacturing efficiencies or development efforts by our competitors may render our products or technologies obsolete or uncompetitive.

Our industry is consolidating

Our industry is consolidating and we believe it will continue to consolidate in the future as companies attempt to strengthen or hold their market positions in an evolving industry. We anticipate that consolidation will accelerate as a result of the current industry downturn. We believe that industry consolidation may result in stronger competitors who are better able to compete as sole-source vendors for customers. This could harm our business as we compete to be a single vendor solution.

Fiber-optic component average selling prices are declining

Prices for telecommunications fiber-optic products generally decline over time as new and more efficient components and modules with increased functionality are developed, manufacturing processes improve and competition increases. The current economic downturn has exacerbated the general trend, as declining sales have forced telecommunications carriers and their suppliers to reduce costs, leading to increasing pricing pressure on our competitors and us. Weakened demand for optical components and modules has created an oversupply of these products, which has increased pressure on us to reduce our prices. To the extent this oversupply is not corrected in subsequent periods, we anticipate continuing pricing pressure. Moreover, currently, fiber-optic networks have significant excess capacity. Industry participants disagree as to the amount of this excess capacity. However, to the extent that there is significant overcapacity and this capacity is not profitably utilized in subsequent periods, we expect to face additional pricing pressure.

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

If we fail to attract and retain key personnel, our business could suffer

Our future depends, in part, on our ability to attract and retain key personnel. In addition, our research and development efforts depend on hiring and retaining qualified engineers. Competition for highly skilled engineers is extremely intense, and, the current economic downturn notwithstanding, we continue to face difficulty identifying and hiring qualified engineers in many areas of our business. We may not be able to hire and retain such personnel at compensation levels consistent with our existing compensation and salary structure. Our future also depends on the continued contributions of our executive officers and other key management and technical personnel, each of whom would be difficult to replace. We do not maintain a key person life insurance policy on our chief executive officer or any other executive officers. The loss of the services of one or more of our executive officers or key personnel or the inability to continue to attract qualified personnel could delay product development cycles or otherwise materially harm our business.

As a consequence of the current economic downturn and as part of our Global Realignment Program, we have reduced our global workforce to the current level of approximately 10,000 employees. We anticipate reducing our workforce by additional 2,000 employees. To date, we have not lost the services of any personnel (either through the announced reduction or otherwise) that have had, or which we expect will have, a material adverse effect on our business or financial condition. However, we cannot predict the impact our recent workforce reductions and any reductions we are compelled to make in the future will have on our ability to attract and retain key personnel in the future.

We face risks related to our international operations and sales

Our customers are located throughout the world. In addition, we have significant offshore operations, including manufacturing facilities, sales personnel and customer support operations. Our operations outside North America include facilities in the United Kingdom, the Netherlands, Germany, Australia and the People’s Republic of China.

Our international presence exposes us to certain risks, including the following:

•	our ability to comply with the customs, import/export and other trade compliance regulations of the countries in which we do business, together with any unexpected changes in such regulations;

•	tariffs and other trade barriers;

•	political, legal and economic instability in foreign markets, particularly in those markets in which we maintain manufacturing and research facilities;

•	difficulties in staffing and management;

•	language and cultural barriers;

•	seasonal reductions in business activities in the summer months in Europe and some other countries;

•	integration of foreign operations;

•	longer payment cycles;

•	greater difficulty in accounts receivable collection;

•	currency fluctuations; and

•	potentially adverse tax consequences.

Net sales to customers outside the United States and Canada accounted for $1,043.4 million and $326.7 million, or 32 percent and 23 percent of net sales, for the years ended June 30, 2001 and 2000, respectively. For the first nine months of fiscal 2002, net sales to customers outside the United States and Canada accounted for $228.6 million, or 26 percent of net sales. We expect that sales to customers outside of North America will continue to account for a significant portion of our net sales. We continue to expand our operations outside of North America and enter into additional international markets, both of which will require significant management attention and financial resources.

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

We face certain litigation risks that could harm our business

We have had numerous lawsuits filed against us asserting various claims, including several securities class actions and stockholder derivative actions. The results of complex legal proceedings are difficult to predict. Moreover, many of the complaints filed against us do not specify the amount of damages that plaintiffs seek and we therefore are unable to estimate the possible range of damages that might be incurred should these lawsuits be resolved against us. While we are unable to estimate the potential damages arising from such lawsuits, certain of them assert types of claims that, if resolved against us, could give rise to substantial damages. Thus, an unfavorable outcome or settlement of one or more of these lawsuits could have a material adverse effect on our financial position, liquidity, or results of operations and seriously harm our financial condition. Even if these lawsuits are not resolved against us, the uncertainty and expense associated with unresolved lawsuits could seriously harm our business, financial condition and reputation. Litigation can be costly, time-consuming and disruptive to normal business operations. The costs of defending these lawsuits, particularly the securities class actions and stockholder derivative actions recently filed in late March, April and May, could be quite significant. The defense of these lawsuits could also result in continued diversion of our management’s time and attention away from business operations, which could harm our business. For additional information regarding the stockholder and derivative actions filed in late March, April and May, see Item 2 “Recent Events” of this Form 10-Q.

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

Our currently outstanding preferred stock and our ability to issue additional preferred stock could harm the rights of our common stockholders

In connection with the acquisition of Uniphase Netherlands in June 1998, we issued 100,000 shares of non-voting, non-cumulative Series A Preferred Stock to Philips Electronics having a par value of $0.001 per share. The Series A Preferred Stock is generally convertible into additional shares of common stock based on an agreed upon formula for annual and cumulative shipments of certain products during the four-year period ending June 30, 2002. The number of shares of common stock to be issued upon conversion of this preferred stock is tied to unit shipments of certain products by UNL during the four-year period ending June 30, 2002 and our stock price at the date the contingency attributable to the unit shipments is removed. During the fourth quarter of 2001, Uniphase Netherlands achieved cumulative shipments of certain products that will require us to issue at least $90.8 million of the Company’s common stock to Philips. The number of common shares to be issued is based on the stock price at the end of the earn-out period and cannot currently be calculated.

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

Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q which are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. A forward-looking statement may contain words such as “plans,” “hopes,” “believes,” “estimates,” “will continue to be,” “will be,” “continue to,” “intend,” “expect to,” “anticipate that,” “ to be” or “can impact” or similar words. These forward-looking statements include any statements we make, or implications suggested by statements we make, as to:

•	the impact on our business and financial condition of new Statements of Financial Accounting Standards (“SFAS”) — SFAS 141, SFAS 142 and SFAS 144;

•	our future levels of gross margins, R&D and SG&A expenses;

•	estimates and assumptions we make in support of our accounting policies, including, without limitation, with respect to the reductions of goodwill and other long-lived assets;

•	our critical accounting policies and the estimates and assumptions included in the same;

•	the amount of and our ability to realize our deferred tax assets and the effect of deferred tax assets recorded for assumed employee stock options on our tax provision or benefit for income taxes recorded in future periods;

•	the value of our tax provision for income taxes;

•	our beliefs regarding the merits and outcome of litigation, including, without limitation, the pending securities class actions and related litigation;

•	our foreign exchange contracts and any potential gains or losses;

•	our current and projected inventory-related charges;

•	the future prospects for and growth of us and our industry, including, without limitation, (a) the extent and duration of the current economic downturn, (b) the timing and extent of any recovery from such downturn, (c) the viability, development and growth of new fiber optic telecommunications markets, including the metro and fiber to the curb markets, and (d) the benefits and opportunities for us and others in our industry provided by such new markets;

•	the implementation of our Global Realignment Program, the timing and level of cost reductions and other benefits we expect to receive as a result of the Program, and the expected cost to complete the Program, including, without limitation, (a) the level of the expected workforce reductions, (b) the benefits we expect to receive from the elimination and consolidation of research and development programs and manufacturing facilities, and (c) the benefits we expect to receive from integrating our sales force and restructuring our customer service program;

•	the sufficiency of existing cash balances and investments, together with cash flow from operations and available lines of credit to meet our liquidity and capital spending requirements for future periods; and

•	the cost to complete our acquired in-process research and development and the expected amortization of such costs.

Management cautions that forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in such forward-looking statements. These risks and uncertainties include, among other things, the risk that: (1) the current economic downturn may be more severe and long-lasting than we can anticipate, and, notwithstanding our projections, beliefs and expectations for our business, may cause our business and financial condition to suffer; (2) due to the current economic slowdown, in general, and setbacks in our customers’ businesses, in particular, our ability to predict our financial performance, in particular, and our future success, in general, for future periods is far more difficult than in previous periods; (3) our ongoing integration and restructuring efforts, including, among other things, the Global Realignment Program, may not be successful in achieving their expected benefits, may be insufficient to align our operations with customer demand and the changes affecting our industry, or may be more costly or extensive than currently anticipated; (4) increasing pricing pressure, as the result of the economic downturn and competitive factors, may harm our revenues and profit margins; (5) our research and development programs may be insufficient or too costly or may not produce new products, with performance, quality, quantity and price levels satisfactory to our customers; and (6) our ongoing efforts to reduce product costs to our customers, through, among other things, automation, improved manufacturing processes and product rationalization may be unsuccessful. Further, our future business, financial condition and results of operations could differ materially from those anticipated by such forward-looking statements and are subject to risks and uncertainties including the risks set forth above, and those described under the heading “Risk Factors” above. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform such statements to actual results or to changes in our expectations.

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

PART II— OTHER INFORMATION

Item 1. Legal Proceedings

On March 27, 2002, a purported securities class action captioned Pipefitters Local 522 & 633 Pension Trust Fund v. JDS Uniphase Corp., et al., Civil Action No. C-02-1486-CW was filed in the United States District Court for the Northern District of California against the Company, one of its stockholders, and several of its current and former officers and directors. Additional purported securities class actions containing similar allegations have since been filed in the Northern District. These complaints allege violations of the federal securities laws, specifically Section 10(b), Rule 10b-5, and Section 20(a) of the Securities Exchange Act of 1934, and seek unspecified damages on behalf of a purported class of purchasers of the Company’s common stock during the period from July 27, 1999 through July 26, 2001. The various actions have not yet been consolidated and no trial date has been scheduled.

On April 11, 2002, a stockholder purporting to act on behalf of the Company filed a derivative action captioned Coykendall v. Kaplan, et al., Civil Action No. CV806911 against the Company’s current and former officers and directors in the California Superior Court for the County of Santa Clara. An additional derivative action containing similar allegations has since been filed in the Santa Clara County Superior Court. Both actions were removed to the United States District Court for the Northern District of California on May 10, 2002, and were assigned the following case numbers: Coykendall v. Kaplan, et al., Civil Action No. C-02-2287 JF and Plotkin v. Kaplan, et al., Civil Action No. C-02-2285 JW. On April 24, 2002, a stockholder purporting to act on behalf of the Company filed a derivative action captioned Corwin v. Kaplan, et al., Civil Action No. C-02-2020-VRW against the Company’s current officers and directors in the United States District Court for the Northern District of California. On April 25, 2002, a stockholder purporting to act on behalf of the Company filed a derivative action captioned Cromas v. Straus, et al., Civil Action No. 19580 against the Company’s current and former officers and directors in the Delaware Court of Chancery for New Castle County. These derivative actions are based on the same factual allegations and circumstances as the purported securities class actions and allege state law claims for breach of fiduciary duty, misappropriation of confidential information, contribution and indemnification, insider trading, abuse of control, gross mismanagement, and unjust enrichment. These actions seek unspecified damages and no trial date has been scheduled in any of these actions.

On April 23, 2002, a purported securities class action captioned Khanna v. JDS Uniphase Corp., et al., Civil Action No. 02-CV-3098-AKH was filed in the United States District Court for the Southern District of New York against the Company, its independent auditors, Ernst & Young LLP, and two of the Company’s current and former officers and directors. The complaint alleges violations of the federal securities laws, specifically Section 10(b), Rule 10b-5, and Section 20(a) of the Securities Exchange Act of 1934, and also alleges state law claims for common law fraud. The complaint seeks unspecified damages on behalf of a purported class of purchasers of the Company’s common stock during the period from September 28, 2000 through July 26, 2001. No trial date has been scheduled.

Item 2. Changes in Securities

During the third quarter of fiscal 2002, the Company issued 0.6 million shares of the Company’s common stock, valued at $3.7 million, in connection with the acquisition of OPA. These shares were issued as a result of milestones achieved as part of the initial purchase agreement. The issuance of the common stock was exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

As of March 31, 2002, the following executive officers and members of the Company’s Board of Directors maintained “plans” under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, for trading in shares of the Company’s common stock and/or exchangeable shares:

(1) Robert Enos
(2) Peter Guglielmi
(3) Anthony Muller
(4) Scott Parker
(5) Donald Scifres
(6) Jozef Straus
(7) Casimir Skrzypczak

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits:

Exhibit No.	Exhibit Description

10.1	Amendment to Employment Agreement for Greg Dougherty

b) Reports on Form 8-K:

The Company filed four reports on Form 8-K during the three months ended March 31, 2002. Information regarding the items reported on is as follows:

Date of Report	Item reported on

March 12, 2002	The plan of certain board of directors and executive officers under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, for trading in shares of the Company’s common stock.

January 29, 2002	Regulation FD disclosure in connection with an investor presentation delivered by the officers of the Company on January 29, 2002 that included slides.

January 24, 2002	Regulation FD disclosure in connection with a conference call delivered by the officers of the Company on January 24, 2002 that included information contained in a script.

January 8, 2002	Regulation FD disclosure in connection with an investor presentation delivered by the officers of the Company on January 8, 2002 that included slides.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JDS Uniphase Corporation (Registrant)

Date: May 14, 2002	/s/ Anthony R. Muller Anthony R. Muller Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description

10.1	Amendment to Employment Agreement for Greg Dougherty