Form 10-K
period 2002-06-30
JDS UNIPHASE CORP /CA/
filed 2002-09-17
CIK 912093

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2002
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM___________TO___________.

Commission File Number: 0-22874

JDS UNIPHASE CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	94-2579683 (I.R.S. Employer Identification No.)

1768 Automation Parkway, San Jose, California (Address of principal executive offices)	95131 (Zip code)

Registrant’s telephone number, including area code: (408) 546-5000

Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common stock, par value of $.001 per share
(Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   [X]   No   [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

     As of August 16, 2002, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $3.0 billion, based upon the closing sale prices of the common stock and exchangeable shares as reported on the Nasdaq National Market and The Toronto Stock Exchange, respectively. Shares of common stock and exchangeable shares held by executive officers, directors and holders of more than 5% of the outstanding common stock and exchangeable shares have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of August 16, 2002, the Registrant had 1,414,097,002 shares of common stock outstanding, including 153,536,601 exchangeable shares.

DOCUMENTS INCORPORATED BY REFERENCE

     Certain information required in Part III of this Annual Report on Form 10-K is incorporated by reference to the Registrant’s definitive Proxy Statement in connection with the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year.

FORWARD-LOOKING STATEMENTS

     Statements contained in this Annual Report on Form 10-K which are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. A forward-looking statement may contain words such as “anticipate that,” “believes,” “can impact,” “continue to,” “estimates,” “expects to,” “hopes,” “intends,” “plans,” “to be,” “will be,” “will continue to be” or similar words. These forward-looking statements include any statements we make, or implications suggested by statements we make, as to:

•	the future prospects for and growth of our Company, our customers, suppliers, competitors and our industry, including, without limitation, (i) the extent and duration of the current economic downturn and the impact of the downturn on our and our customers’, suppliers’, and competitors’ business, operations or financial condition, (ii) the timing and extent of any recovery from such downturn, (iii) the viability, development and growth of new fiberoptic telecommunications markets, including metro markets, and (iv) the benefits and opportunities for us and others in our industry provided by such new markets;

•	the implementation of our Global Realignment Program, the timing and extent of benefits we expect to receive as a result of the Program, and the expected cost to complete the Program, including, without limitation, (i) the level of the expected facility and workforce reductions, (ii) the benefits we expect to receive from the elimination and consolidation of programs and manufacturing facilities, and (iii) the benefits we expect to receive from integrating our sales force and restructuring our customer service programs;

•	the capabilities of, and customer demand for, our products, the breadth and scope of our product line, our ability to supply all of our customers’ component, module and subsystem needs and our ability to capitalize on opportunities for module and subsystem level products;

•	the extent and timing of any consolidation of customers, competitors or suppliers in our industry;

•	the demand for products providing greater integration and functionality, and any system cost reductions resulting from the integration of components into modules and subsystems;

•	our customers’ desire to (i) reduce the number of their outside vendors, (ii) reduce the level of their vertical integration, and (iii) focus on overall system design and architecture;

•	our strategy for the future, our ability to implement such strategy successfully at an acceptable cost and any benefits expected to be realized through the implementation of such strategy, including our strategies to (i) maintain close customer relationships, (ii) maintain technology leadership, (iii) increase the level of integration and functionality in our communications products, (iv) strengthen and develop opportunities for our optical technology business, (v) focus on continuous quality improvement, (vi) structure our manufacturing capabilities for maximum efficiency and quality, (vii) pursue complementary mergers and acquisitions, and (viii) develop our people;

•	modifications being made to our sales and marketing and customer support and service programs, and our ability to complete such modifications at an acceptable cost and realize benefits therefrom;

•	our research and development programs, including, without limitation, the costs thereof, the anticipated completion of our research and development programs, new product introductions and projected revenue from new and developing products and technologies;

•	our employee relations;

•	the timing and amount of inventory write-downs;

•	the growth of the Internet and the demand for bandwidth;

•	the impact on our business and financial condition of new accounting pronouncements, including, but not limited to, Statement of Financial Accounting Standards (“SFAS”) No. 141, SFAS No. 142, SFAS No. 144 and SFAS No. 146;

•	the quality of our products and the timing and extent of product failures;

•	the reliability and performance of our information technology infrastructure;

•	our beliefs regarding the merits and outcome of litigation, including, without limitation, the pending securities class actions and related litigation;

•	our beliefs as to the value of our investments;

•	our accounting policies (including, without limitation, our critical accounting policies), the implementation of these accounting policies and all estimates and assumptions we make in support of thereof (including, without limitation, the reductions of goodwill and other long-lived assets and inventory write-downs);

•	the levels of future capital spending by telecommunications carriers;

•	our future levels of gross margin, research and development and selling, general and administrative expenses;

•	the amounts and timing of any expected tax benefits;

•	the amount of and our ability to realize our deferred tax assets and the effect of deferred tax assets recorded for assumed employee stock options on our provision or benefit for income taxes recorded in future periods;

•	the timing and amounts of our future capital expenditures;

•	the amount of cash expected to be used in fiscal 2003, and our beliefs as to the adequacy of our existing cash balances and investments to meet our liquidity and capital spending requirements at least through the next twelve months; and

•	the costs to complete our acquired in-process research and development programs and the expected amortization of such costs.

     Management cautions that forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in such forward-looking statements. These risks and uncertainties include, among other things, the risks that (i) the current economic downturn may be more severe and long-lasting than we can anticipate, and, notwithstanding our projections, beliefs and expectations for our business, may cause our business and financial condition to suffer; (ii) due to the current economic slowdown, in general, and setbacks in our customers’ businesses, in particular, predicting our financial performance and our success, in general, for future periods is far more difficult than in previous periods; (iii) our ongoing integration and restructuring efforts, including, among other things, the Global Realignment Program, may not be successful in achieving their expected benefits, may be insufficient to align our operations with customer demand and the changes affecting our industry, or may be more costly or extensive than currently anticipated; (iv) increasing pricing pressure, as the result of the economic downturn and competitive factors, may harm our revenue and profit margins; (v) our research and development programs may be insufficient or too costly or may not produce new products, with performance, quality, quantity and price levels satisfactory to our customers; and (vi) our ongoing efforts to reduce product costs to our customers, through, among other things, automation, improved manufacturing processes and product rationalization may be unsuccessful. Further, our future business, financial condition and results of operations could differ materially from those anticipated by such forward-looking statements and are subject to risks and uncertainties including the risks set forth above. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform such statements to actual results or to changes in our expectations.

PART I

ITEM 1. BUSINESS

General

     We are a worldwide leader in optical technology. We design and manufacture products for fiberoptic communications, as well as for markets where our core optics technologies provide innovative solutions for industrial, commercial and consumer applications. Our fiberoptic components and modules are deployed by system manufacturers for the telecommunications, data communications and cable television industries. We also offer products for display, security, medical/environmental instrumentation, decorative, aerospace and defense applications.

     We were incorporated in California in May 1979 and reincorporated in Delaware in October 1993. We are the product of several significant mergers and acquisitions, including, among others, the combination of Uniphase Corporation and JDS FITEL Inc. to form JDS Uniphase Corporation on June 30, 1999, and the subsequent acquisitions of Optical Coating Laboratory, Inc. (“OCLI”) on February 4, 2000, E-TEK Dynamics, Inc. (“E-TEK”) on June 30, 2000 and SDL, Inc. (“SDL”) on February 13, 2001. During fiscal 2002, we acquired IBM’s optical transceiver business on December 28, 2001.

     Fiberoptic communications, including telecommunications, data communications and cable television, is our largest business. Fiberoptic communications systems deliver video, audio and text data over high-capacity fiberoptic cables. Although ultimately highly complex, a fiberoptic communications system performs three basic functions common to all communications systems: transmitting, receiving and routing (switching) information, in this case information encoded on light signals. Our fiberoptic components, modules and subsystems, alone and in combinations, are the building blocks for these systems. These products include transmitters, receivers, amplifiers, dispersion compensators, multiplexers and demultiplexers, add/drop modules, switches, optical performance monitors and couplers, splitters and circulators. Complementing our components, modules and subsystem products, our test and measurement equipment is used in manufacturing, research and development, system development and network maintenance environments for measuring performance of optical components. We sell our communications products to the world’s leading and emerging telecommunications, data communications and cable television systems providers worldwide.

     In addition to our communications business, we have a growing optical technology business. Products of this business incorporate optical technologies to control, enhance and modify the behavior of light utilizing its reflection, absorption and transmission properties to achieve specific effects such as high reflectivity, anti-glare and spectral filtering. End-market applications include computer monitors and flat panel displays, projection systems, photocopiers, facsimile machines, scanners, security products and decorative surface treatments. We also supply commercial laser products for biotechnology, graphic arts and imaging, semiconductor processing, materials processing, and a wide variety of other laser-based applications, as well as gas cluster ion beam surface equipment used in, among other things, the semiconductor and biomedical industries.

Industry Environment

     During the second half of the 1990’s through 2000, the telecommunications industry experienced a period of considerable growth, and we participated in that growth as a leading supplier to these markets. This growth was attributable primarily to:

•	the introduction of wavelength division multiplexing (“WDM”) technology, under which multiple light signals are transmitted down a single optical fiber cable. WDM allowed the expansion of fiberoptic network capacity without the expense and time required to install additional fiber cable, and provided greater capacity on new fiber;

•	the unprecedented growth in data traffic, in general, and the Internet, in particular, which created exponentially increasing demand for larger, faster and more robust networks (commonly collectively referred to loosely as “bandwidth”);

•	the Telecommunications Act of 1996, which purported to open existing proprietary telecommunications infrastructures to multiple carriers, and, as a consequence, created a market for new upstart telecommunications carriers (called competitive local exchange carriers or “CLECs”), each of which moved rapidly to deploy its own network; and

•	an abundance of relatively low cost capital available for new company formation, network development and expansion.

     Together, these factors engendered the rapid and substantial installation of fiberoptic networks, largely financed by debt, in anticipation of rapidly growing bandwidth demand and future sales. As a result of the constantly increasing demand, we focused much of our efforts on expanding our business, internally and through acquisitions, to meet the increasingly urgent needs of our customers for higher performance products, increased product breadth and expanded manufacturing capacity. Consequently, our sales grew rapidly, increasing from $87.1 million for the quarter ended June 30, 1999 to $925.1 million for the quarter ended December 31, 2000.

     Since the beginning of 2001, the telecommunications industry has experienced a dramatic downturn, the primary direct cause of which has been a precipitous decrease in network deployment and capital spending by the telecommunications carriers. This decrease is attributable to, among other things:

•	network overcapacity, as bandwidth demand, while continuing to grow, did not reach levels sufficient to match the pace of network deployment;

•	constrained capital markets;

•	financial difficulties of certain major telecommunications carriers; and

•	other factors, including the general inability of the CLECs to obtain sufficient access to established telecommunications infrastructures, and consolidation among telecommunications carriers.

     All of these factors resulted in a severe decline in overall demand for new fiberoptic networks and the components and modules used therein. During 2001 and continuing into 2002, our telecommunications systems manufacturing customers worked to reduce their inventories of components and modules purchased from our competitors and us. Excess network capacity and limited availability of capital for network installation and expansion have constrained the ability of these inventories to be absorbed quickly. As the downturn deepened and continued into 2002, many telecommunications systems manufacturers and their carrier customers were faced with insufficient revenues and cash reserves to service and repay the significant debt they incurred during the prior growth period. Some of these companies are working to restructure their debt, including, in the case of carriers such as WorldCom and Global Crossing, through bankruptcy proceedings. Some of these companies may not be successful in such efforts, in which event they will be liquidated or acquired and consolidated. In the current environment, these debt obligations continue to severely limit the funds available for telecommunications equipment purchases and, thus, purchases of our products. Also, over the last eighteen months many of the CLECs have gone out of business, reducing the demand for new networks. As a result, the overall market for new telecommunications systems and, accordingly, our products, has declined.

     The impact of industry consolidation, continued inventory reductions among our customers, increasing debt concerns at the systems manufacturer and carrier levels, network overcapacity, and extremely limited access to capital for network installation and expansion has severely harmed our business. We are not anticipating any significant recovery in these markets at this time.

     Nevertheless, we believe the telecommunications industry will ultimately rebound from the current economic downturn and grow in the future for several reasons:

•	Internet traffic, an important driver of network expansion, is expected to continue to grow;

•	Internet traffic is increasingly expected to include content such as full motion video (including high definition video) and multichannel high quality audio, the delivery of which will place great demands on available bandwidth. In particular, the entertainment industry is currently working on the delivery of music and films over telecommunications systems;

•	North America and Europe have comprised the majority of optical networking deployment, but there could be significant additional potential with the eventual development of other geographical markets, including Latin America and Asia;

•	Fiberoptic networks are currently relegated primarily to long haul, city-to-city, and undersea applications, while new markets, in particular the intra-city, or metro markets, and, ultimately, neighborhood access remain largely untapped. We believe these markets represent a significant future opportunity for our industry and for us. Moreover, we anticipate that installation of metro fiberoptic systems will increase demand for long-haul capacity as overall network traffic expands; and

•	The demand for client-side or enterprise-level communications networks is expected to continue to increase as global organizations continue to upgrade and expand their information systems.

     Consequently, we anticipate that over the long-term, fiberoptic communications network development and expansion both through the installation of new networks and through the upgrade and expansion of existing networks will continue. However, given our current lack of visibility, we cannot provide any assurance as to the timing or extent of any industry recovery or as to any increase in business or other benefits that we may receive as a result.

     In the meantime, while we continue to experience weakness in the telecommunications industry, our optical technology businesses have made significant contributions to our operating results, experiencing sales growth for many of their products in areas such as projection display and security markets. In addition, sales have been relatively stable for commercial lasers for biotechnology, graphic arts and imaging, semiconductor processing and other applications.

     As a result of the economic downturn, our results of operations and financial condition were significantly affected by charges related to our Global Realignment Program, the write-downs of inventories, and the impairment of our investments and long-lived assets during fiscal 2002 and 2001. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 and Notes to the Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K for further discussion on these charges.

Global Realignment Program

     In April 2001, we initiated our Global Realignment Program, under which we are restructuring our business in response to the current and anticipated market environment and as part of our continuing efforts to integrate our operations. Specific actions included the following:

•	We have terminated 15,450 employees under the Global Realignment Program. As of June 30, 2002, we had 9,222 employees.

The following table presents a history of our employment levels:

	Number of
Date	Employees	Explanation

March 2001:	28,677	Our highest employment level.
Less:	(2,446)	Attrition and workforce reductions prior to the inception of the Global Realignment Program.

April 2001:	26,231	Employment level at the inception of the Global Realignment Program.
Less:	(15,450)	Employees terminated under the Global Realignment Program.
Less:	(1,559)	Attrition not part of the Global Realignment Program.

June 2002:	9,222	Employment at the end of fiscal 2002.

•	We are eliminating some product development programs and consolidating or curtailing others in order to focus our research and development investments on the most promising projects in both the Transmission and Network Components Group and the Thin Film Products and Instrumentation Group.

•	We are consolidating our manufacturing, research and development, sales and administrative facilities through building and site closures. As of June 30, 2002, 25 sites in North America, Europe and Asia-Pacific have been closed or were scheduled for closure. The process involves consolidating product lines, standardizing on global product designs, and transferring manufacturing to optimum locations.

The 25 sites closed or scheduled for closure were as follows:

North America:	Asheville, North Carolina; Columbus, Ohio; Eatontown, New Jersey (1); Freehold, New Jersey; Gloucester, Massachusetts; Manteca, California; Ottawa, Ontario (2 sites); Piscataway, New Jersey; Richardson, Texas; Rochester, New York; San Jose, California (2); Toronto, Ontario; Victoria, British Columbia.
Europe:	Arnhem, Netherlands; Bracknell, United Kingdom; Hillend, United Kingdom; Oxford, United Kingdom; Plymouth, United Kingdom; Torquay, United Kingdom; Waghaeusel-Kirrlach, Germany; Witham, United Kingdom.
Asia-Pacific:	Shunde, China; Sydney, Australia; Taipei, Taiwan.

(1)	Portions of the operations at the Eatontown, New Jersey site are to be relocated.

(2)	The operations located in the San Jose, California site are related to our commercial laser unit, which will be relocated to Santa Rosa, California.

•	We are aligning our sales organization in the communications business to offer customers a single point of contact for all of their product requirements, and creating regional and technical centers to streamline customer interaction with product line managers.

     In response to the continued business downturn, we are planning further restructuring activities under the Global Realignment Program, including further reductions of employment, consolidations of facilities and additional site closures. Prior to the inception of the Global Realignment Program in April 2001, our annual spending rate excluding inventory costs was approximately $1.7 billion. We expect to reduce our annual expenses by approximately $1.2 billion after its complete implementation in calendar year 2004. We believe that the measures taken under the Global Realignment Program will provide us the flexibility to meet our customers’ current operating needs without sacrificing our ability to expand our business and respond to future increases in business levels. However, the Global Realignment Program may not be successful in achieving the expected cost reductions or other benefits, may be insufficient to align our operations with customer demand and the changes affecting our industry, or may be more costly or extensive than currently anticipated.

Acquisitions

     Notwithstanding the current economic downturn, we are committed to continuing to evaluate strategic opportunities and pursue acquisitions of additional products, technologies or businesses that are complementary to or broaden the markets for our products. During fiscal 2002, we acquired IBM’s optical transceiver business and Scion.

IBM’s Optical Transceiver Business:

     In December 2001, we acquired IBM’s optical transceiver business. Products from the optical transceiver business include small form factor transceivers and gigabit interface converters for storage area networks and local area networks using optical fiber channel and gigabit Ethernet protocols. These products expand our transmission module product line in metro, storage and enterprise, long reach, short reach, and very short reach applications. The acquisition adds significantly to our expertise in integrated circuit design; low cost, small form factor packaging; and low cost materials and assembly techniques that are critical for high volume data communications applications.

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

Scion:

     In April 2002, we acquired Scion, a supplier of application specific photonic solutions based on planar lightwave circuit manufacturing. We believe the acquisition will position us to deliver a variety of present and future silica-based waveguide devices by leveraging Scion’s extensive knowledge and experience in semiconductor process manufacturing. Prior to the acquisition, we were a minority shareholder of Scion with an investment of $5.0 million, or approximately 6% ownership. The consideration consisted of an additional $45.4 million in cash to complete the acquisition. We also incurred an estimated $0.1 million in direct transaction costs.

     Please refer to “Note 12. Mergers and Acquisitions” of Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K for further discussion of these two acquisitions.

Operating Segments and Products

     We operate in two principal segments through which we develop and manufacture our telecommunications and non-telecommunications products: (i) Transmission and Network Components, which accounted for approximately 70% of our net sales in fiscal 2002, and (ii) Thin Film Products and Instrumentation, which accounted for approximately 29% of our net sales in fiscal 2002. Please refer to “Note 13. Operating Segments and Geographic Information” of Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K for further discussion of our operating segments.

Transmissions and Network Components:

     Our telecommunication systems customers focus on developing and installing increasingly flexible, dynamic, efficient and robust high-capacity communications networks. We offer solutions in four key areas: (i) increasing capacity through higher transmission speeds and the use of multi-channel signals; (ii) providing greater reach through amplification to reduce or eliminate the need for costly electrical signal regeneration; (iii) adding flexibility with tunable and dynamic routing to allow fast system reconfiguration to meet usage demand; and (iv) improving reliability with optical monitoring and protection products to minimize downtime.

     Our fiberoptic communications products include a broad range of components, modules and subsystems better enabling our customers to satisfy all of their requirements through “one-stop” shopping at a single supplier. We also leverage our broad-based component portfolio to provide higher levels of integration in modules and subsystems to create a value-added solution for our customers. Our product families are described below.

     Source Lasers: At the front end of the network, a source laser provides the initial signal that will be transmitted over the network. These source lasers are characterized by their wavelength and power levels. Power, which is measured in milliwatts, generally determines the ability of the source laser to transmit over longer distances, with higher power source lasers enabling greater initial transmission distances. A single source laser is required for each channel in a WDM system. We produce both continuous wave lasers for external modulation as well as directly modulated lasers for a variety of telecom and cable television systems.

     Photodetectors and Receivers: Photodetectors and receivers detect the optical signals and convert them back into electronic signals. Photodetectors, when co-packaged with an electronic preamplifier, are referred to as receivers. We supply optical photodetectors and receivers for fiberoptic telecommunications and cable television networks. Receivers are used in WDM products for each channel at both ends of the fiberoptic link as wavelength translation is required. Photodetectors are also used throughout a network to monitor a variety of characteristics including power levels and channel count.

     Modulators: Modulators turn light on and off external to the source laser to encode the information being sent through the network. External modulation can be achieved either by using a separate discrete modulator or by monolithically integrating a laser and modulator. We supply both types of modulators. The highest performance is obtained with a discrete external modulator.

     Wavelength Lockers: We supply wavelength lockers that are used to stabilize the wavelength of lasers used in dense WDM transmission systems. These lockers ensure that, over the lifetime of the system, the wavelength of a source laser does not drift to interfere with an adjacent wavelength channel. The locker operates by filtering and detecting a small amount of the source-laser light and providing a stabilizing feedback signal to the laser.

     Transmitters: We manufacture transmitters that combine source lasers, modulators, wavelength lockers and electronic drivers so that the optical signal is created and encoded in a single package.

     Transceivers: Transceivers combine transmitters with receivers so that signals can be generated and encoded, and received and detected in a single package. These modules would be installed at both ends of a system. We supply transceivers in various form factors and specifications to both the data communications and telecommunications markets. The product family includes variable-bit-rate receivers, and OC-48 transceivers that operate over extended temperature ranges.

     Transponders: Transponders are signal receivers or transmitters that respond to or send signals. Transponders are often used as input interfaces between the optical and electrical signals for WDM systems.

     Telecommunications Specialty Modules and Instruments: We supply a number of specialty products for multi-gigabit fiberoptic systems. In particular, we provide some of the transmit/receive instrumentation modules used to design and test such systems.

     Cable Television Transmitters and Amplifiers: In cable television networks we supply externally modulated transmitters and amplifiers for trunk-line applications, directly modulated transmitters for the distribution portion of cable television networks, return-path lasers for interactive communications and transmitters providing both analog and digital signals to the recipient.

     Amplifiers: We supply both Erbium-doped fiber amplifier (“EDFA”) optical amplifiers and Raman amplification pump modules. These products are designed to boost the WDM optical signals without reconversion to electrical signal and permit an optical signal to travel a greater distance between electronic terminals and regenerators. These modules include multiple passive and active components such as couplers, isolators, pump combiners and pump lasers.

     Pump Lasers: Pump lasers are used in optical amplifiers within networks to regenerate the light signal that naturally suffers loss over distance within the network. Optical amplifiers each contain from one to six pump lasers depending on amplifier performance requirements. We supply 980-nanometer and 1480-nanometer pump lasers that are used in optical amplifiers. These pumps are used to energize the erbium-doped fiber that comprises the amplifier. We also supply 14xx-nanometer (wavelength tailored) pump lasers that are utilized in Raman modules to create gain in the transmission fiber, allowing the signal to travel farther without electrical regeneration.

     Add-Drop Multiplexers: We supply add-drop multiplexers that allow systems to add and drop optical wavelengths without reconversion to an electrical signal. For example, a system operating from San Francisco to New York can drop one wavelength in

Chicago and add another allowing for greater network flexibility. The modules include multiple components such as switches, wavelength mutiplexers/demultiplexers devices, and attenuators.

     WDM Couplers, Filters, Isolators and Circulators: Wavelength division multiplexer couplers are used to split and combine signals of different wavelengths in an optical network. We supply WDM demultiplexers and access/bi-directional couplers. These products are based on thin-film filters, arrayed waveguide gratings, fused fiber couplers, microlenses and/or special optical materials.

     Isolator products are used to allow light signals in a network to propagate in one direction within a network, but prevent that signal from returning in the opposite direction. Circulators also allow light in a system to flow in only one direction, but have multiple ports and use these multiple ports to perform a routing function within the network. We supply various types of isolators and circulators including tunable narrow-bandpass filters that are wavelength-tunable by voltage control.

     Switches and Attenuators: Optical switches are used to route and switch signals to different destinations within networks. Attenuators are used to adjust the power of the optical signal to be compatible with the optical receivers within a network system. We supply both discrete devices and modules containing a number of these components.

     Fiber Bragg Gratings: We supply fiber Bragg gratings to separate and filter multiple wavelengths of light propagating in the same fiber. These gratings are generally used in signal monitoring, dispersion compensation and gain flattening applications.

     The following are some of the significant products introduced by the Transmission and Network Components operating segment during fiscal 2002:

•	2 gigabits/sec fiber channel transceivers are designed to meet the growing bandwidth needs of storage area networking customers. Their function is to provide the optical to electrical conversion interface allowing servers and storage systems to communicate over fiberoptics cables at twice the speed of traditional 1 gigabit devices. They feature the LC optical connector, are available in pluggable and pin through hole form factors and are available with 850-nanometer or 1310-nanometer lasers for operation at hundreds of meters or multiple kilometers.

•	Continuous wavelength temperature tunable lasers are designed for dense wavelength division multiplexing (“DWDM”) fiberoptic communications. Temperature tunable over four 50 Ghz channels, they can simplify procurement and logistics and reduce spare part inventory when compared to using fixed wavelength models, which require one part for every channel. Packaged in the industry standard 14-pin butterfly package and using the same technology as fixed wavelength sources, these lasers can be easily implemented into existing DWDM, cable television and hybrid fiber-coax networks with minimal re-design.

•	OA series EDFAs are designed for DWDM telecommunications systems. OA Series EDFAs offer a low-cost, quick turnaround alternative to customized EDFAs. Small- and medium-sized system providers can obtain high performance with the OA Series without requiring the resources needed for custom development. Large system providers can improve their time-to-market by using OA Series EDFAs during their prototype cycles prior to developing custom amplifiers or they can eliminate custom development by specifying the OA Series for their production systems.

•	Wavelength blockers (“WB”) are designed for use in next generation dynamically reconfigurable fiberoptic communication systems. Using an all-optical design, the WBs can attenuate or block any number of wavelengths and be reconfigured remotely to select alternative wavelengths in milliseconds. The WBs are part of a new family of products that represents what we believe to be an important application of technology that can be used to reduce operating and capital costs of optical networks for carriers. The all-optical design enables remote, dynamic channel reconfiguration and offers significant cost savings when compared to current methods that use optoelectronic regenerators or require the installation of new equipment or costly manual adjustments for reconfiguration.

•	980-nanometer uncooled pump lasers provide high-power pump lasers that do not require any active cooling. These pump lasers eliminate the need for additional components and electronics for temperature control, and use considerably less operating power than standard cooled pump lasers. As a result, they have fewer parts, cost less, and are more efficient. They also feature fiber Bragg grating wavelength stabilization.

•	Multi-source agreement (“MSA”)-compatible transponders are designed for 2.5 gigabits/sec and 10 gigabits/sec fiberoptic telecommunication and data communications systems. These modules operate at the most popular data rate for installed systems and conform to MSA optical, electrical, and mechanical standards. They are used for a variety of applications, including metro area networks, local area networks, and fiber backbone infrastructure elements.

Thin Film Products and Instrumentation:

     Our Thin Film Products and Instrumentation operating segment includes the following three businesses: (i) products using thin film coating technologies; (ii) commercial laser products, and (iii) test instruments for evaluating the performance of optical components.

Thin Film Products:

     Optical thin film coatings are microscopic layers of materials, such as silicon and magnesium fluoride, applied to the surface of a substrate, such as glass, plastic or metal, to alter its optical properties. Thin film coatings work by controlling, enhancing or modifying the behavior of light to produce specific effects such as reflection, refraction, absorption, abrasion resistance, anti-glare and electrical conductivity. This control is achieved as a result of the optical properties, number of layers and thickness of the thin film coatings in relation to wavelengths of light. The ability to control the behavior of light using thin film coatings plays a critical role in many industries and products.

     Light Interference Pigments. Light interference pigments create unique color shifting characteristics utilized in security products and decorative surface treatments. Our security products are light interface pigments, which allow ink to exhibit different colors from different viewing angles. The pigments are used to inhibit counterfeiting of currencies and other valuable documents such as passports and credit cards. Our decorative products utilize the same manufacturing processes as our security products, but are designed to have certain color characteristics that make it attractive for applications in paints, cosmetics and plastics. The pigments create a durable color shifting finish when used in these applications.

     Applied Photonics. This category includes our products in three key markets: display, aerospace and instrumentation, and office automation. In the display market, we manufacture and sell optical components and front surface mirrors used in cathode ray tube (“CRT”) displays, flat panel displays and projection display products such as large-screen projection televisions and business projection systems. The aerospace and instrumentation markets require sophisticated, high-precision coated products and optical components that selectively absorb, transmit or reflect light in order to meet the specific performance requirements of advanced systems. Our products include infrared filters, beam splitters and optical sensors for aerospace applications, optical filters for medical instruments and solar cell covers for satellite. Our products in the office automation market include photoreceptors and front surface mirrors for photocopiers, document scanners, overhead projectors, facsimile machines and printers.

Commercial Lasers:

     Our laser subsystems products are used in biotechnology, graphic arts and imaging, semiconductor processing, materials processing, and a wide variety of other laser-based applications. These products consist of air-cooled argon gas laser subsystems, which generally emit blue or green light, helium-neon lasers, which generally emit red or green light, and solid state lasers, which generally emit infrared, ultraviolet and green light. These systems consist of a combination of a laser head containing the lasing medium, power supply, cabling and packaging, including heat dissipation elements.

     Our helium-neon lasers have become the industry standard for many applications. They are small, stable, have instant-on capability and are currently deployed in advanced applications such as digital radiography. Our air-cooled argon laser subsystems feature an integral-mirror and metal-ceramic laser tube. Other products include a new generation of diode-pumped solid state lasers, indium gallium arsenide and aluminum gallium arsenide laser diodes, and fiber lasers deployed in marking and materials processing applications.

Instrumentation:

     Test instruments are used for testing and measuring optical components. Many of the test instruments were originally developed for evaluating our own optical components during design and production. In fiscal 2002, we introduced our Multiple Application Platform (“MAP”), the next generation platform for our line of fiberoptic test and measurement instrumentation. MAP provides a wide range of test and measurement switches and attenuators in a modular and upgradeable architecture suitable for research and development and manufacturing environments.

     The following are some of the significant products introduced by the Thin Film Products and Instrumentation operating segment during fiscal 2002:

•	Spectraflair is the first diffractive color-shifting pigment, combining thin film interference technology with diffractive technology. The pigments are used in decorative coatings in automobile and other markets to provide greater brand recognition and product differentiation.

•	xL 2002 light pipes are designed for liquid crystal-based projection systems such as rear projection TVs and front projectors. They can be used in both transmissive liquid crystal displays and reflective liquid crystal on silicon displays, convert light of the unwanted polarization state to the design polarization state, providing more efficient use of the light from the lamp. The xL 2002 light pipes, a low-cost alternative to other polarization conversion systems, provide increased transmission efficiency and eliminate the need for a pre-polarizer without the penalty typically associated with polarization conversion.

•	MAP offers a wide range of test and measurement switches and attenuators in a modular and upgradeable architecture designed for manufacturing and R&D environments. MAP is based on a standard, rack-mountable, 19” chassis that accepts up to eight cassettes. This design allows for the modular expansion of test and measurement instruments and reduces costs and space used as compared with purchasing discrete, specialized instruments. The cassettes can be of the same or different configuration, and up to seven slave chassis can be cascaded to the main chassis for a total of 64 cassettes.

•	S-series diode-pumped solid-state lasers are smaller than previous designs and feature a controller that requires less power and produces less heat than other available models. As a result, they are easier to integrate into instruments and help save space and reduce cost. The lasers have multiple applications in the biomedical industry. For example, they can be used as an illumination source for instruments such as DNA sequencers and flow cytometers. They can be more easily integrated into these and other instruments due to its small size, efficiency and good performance.

Competitive Environment

     We compete against numerous fiberoptic component, module, subsystem and instrumentation manufacturers, including independent merchant suppliers and business units within vertically integrated equipment manufacturers, some of whom are also our customers. A partial list of these competitors includes: Agere Systems, Agilent Technologies (“Agilent”), Alcatel Optronics, Avanex, Bookham Technology, Chorum Technologies, Corning, DiCon Fiberoptics, Exfo, Finisar, Fujitsu, Furukawa Electric, Intel, New Focus, Nortel Networks (“Nortel”), Oplink Communications, OpNext and Sumitomo Electric. In addition to these established companies, we also face competition from emerging start-up companies. While each of our product families has multiple competitors, we believe that we have the broadest range of products and technology available in the industry. We also believe that this range of products and technology will help position us well in the industry as it continues to move towards module and subsystem level products. Due to the economic downturn and changes within the telecommunications industry, some of our competitors have recently announced their plans to sell or discontinue their fiberoptic communications businesses, and we expect that there will be further consolidation in our industry.

     We believe that established fiberoptic communications system suppliers will continue to seek more integration and module-level solutions from their vendors. This approach provides the following potential advantages: (i) it allows our systems manufacturing customers to focus on the overall system design and architecture of their products and (ii) it also may allow them to reduce their cost structure and decrease their time to market. In this environment, we believe that our experience with a broad range of products and technologies gives us an advantage in designing module-level solutions and in assisting customers in the application of these products throughout their networks.

     Moreover, we believe that telecommunications systems manufacturers will seek further to consolidate their vendor relationships, strengthening ties with established industry leaders, like us, and eliminate or reduce their dependence on smaller and less secure suppliers. We believe our broad product portfolio, financial stability, commitment to research and development, and high qualification standards increasingly position us to compete to be the supplier of choice to these companies now and in the future.

     In our optical technology businesses, we strive to be a principal supplier to most of our key customers. In the security market, we face competition from alternative anti-counterfeiting devices such as holograms, embedded threads and watermarks. In the decorative market, we face competition from providers of lower cost, lower performance special effect pigments, including BASF and Merck KGaA. In the flat panel display market, we face competition from Japanese coating companies such as Nidek, Toppan and Tore. In projection display components, our competition includes Viratec, Nitto Optical, Nikon and Fuji Photo-Optical. We provide commercial laser products to OEM suppliers for biotechnology instruments, reprographics, and semiconductor capital equipment manufacturers and compete with companies such as Coherent, Melles Griot and Spectra-Physics.

Strategy

     Our objective is to continue to be a leading supplier of components, modules and subsystems for fiberoptic communications and to maintain or expand our position in other markets where there is demand for our optics technologies, including display, security, medical/environmental instrumentation, decorative, aerospace and defense applications.

     The key elements of our strategy include:

•	Maintaining close customer relationships. We work closely with our customers from initial product design through to manufacturing and delivery. We strive to engage with our customers at the early stages of system development to provide them with their entire component and module needs through customized design and manufacturing, aligned with the requirements of their systems. Maintaining and strengthening these relationships is particularly critical during the current telecommunications industry downturn. Accordingly, reorganizing and focusing our sales, customer support and product development efforts to strengthen and streamline our customer relationships is a fundamental aspect of our Global Realignment Program.

•	Maintaining technology leadership. We believe that our technology and product leadership is a significant advantage and we will continue to develop our core competencies in what we believe are the enabling technologies to address current and future needs in our key markets. The application of optical technology to provide innovative solutions for industrial, commercial and consumer applications is a common goal for our employees and our customers across market and geographical boundaries. To continue to provide technology leadership, we expect to continue to develop new products, offering increased efficiency, performance and functionality, and with higher levels of integration, to our customers. We endeavor to anticipate and respond to changes in market conditions and demands by adapting our organization and targeting and investing in the technologies and applications that offer the most promising opportunities for the future.

•	Increasing the level of integration and functionality in our communications products. We believe our customers’ ability to offer robust, dynamic high bandwidth systems to their carrier customers on a cost-effective basis will be integral to an industry recovery and future growth. Our stability and broad product portfolio offer potential benefits to customers who are designing future platforms and want high assurance of the reliability of supply and/or can achieve economies in procurement and logistics by choosing one supplier in place of several. In addition, our customers continue to seek an increase in the level of integration and functionality in the optoelectronic and optical products they purchase from their suppliers. We believe that greater integration and increased functionality for components, modules and subsystems will reduce overall system costs. Furthermore, we believe that by reducing the amount of component integration and number of manufacturing steps required to be performed by our customers, our customers can focus on building system architectures and maintaining core competencies and related competitive strengths. We believe that our broad core competencies in optical components, together with our strong customer relationships, will enable us to successfully continue to develop and manufacture products offering these levels of integration and functionality to our customers.

•	Strengthening and developing opportunities for our optical technology businesses. We are increasing our efforts to capitalize on our core optics competence in our optical technology markets. Despite the current economic downturn, our display and security businesses have grown. For example, people are investing in new entertainment systems for their homes, leading to an increase in sales for our products used for projection displays. Moreover, as governments around the world are seeking new ways to keep their valued documents secure, our sales for security markings have grown. We believe these and other opportunities for our optical technologies businesses will be important to our future success.

•	Focusing on continuous quality improvement. We are committed to continuous improvement in the quality of our products and processes. This commitment includes efforts to minimize product failures in part by learning from those that do occur, improve the performance and reliability of our products as well as the manufacturing processes used to provide our products. We also strive for continuous improvement in our customer relationships including pre-and post-sales services and understanding and responding to customer requirements.

•	Structuring our manufacturing capabilities for maximum efficiency and quality. Prior to the industry downturn and in response to increasing customer demand, we expanded our worldwide manufacturing capacity through a number of initiatives, including facility expansion, mergers and acquisitions, enhanced manufacturing efficiencies and yield improvements, automation, and outsourcing. We have shifted our manufacturing focus from capacity expansion to maximizing efficiency and quality. Consequently, a critical goal of our Global Realignment Program is to reorganize and consolidate our manufacturing operations into those facilities best suited economically, technologically and geographically to manufacture our products while consistently meeting our customers’ quality and performance requirements. When our Global Realignment Program is completed, we expect production to be centralized in designated competency centers in order to enhance productivity and quality and streamline operations. In connection with the Global Realignment Program, we are moving the manufacturing of many of our established products to our facility in Shenzhen, China.

•	Pursuing complementary mergers and acquisitions. We are the product of several strategic mergers and acquisitions. Notwithstanding the current downturn, we continue to believe that complementary acquisitions and other strategic transactions will be important to our future success. Accordingly, we continue actively to evaluate and pursue opportunities to invest in, acquire and develop strategic relationships with other businesses in circumstances that we believe meet our other strategic objectives.

•	Developing our people. Our management and employees have formed a culture of innovation, adaptability and resilience that has proven its strength through extreme changes in the market. We are focused on retaining key contributors, developing our people and nurturing this level of commitment.

     Although we expect to be successful in implementing our strategy, many factors, some within and some outside of our control, may cause us to fail to achieve one or more of our strategic goals. Some of these factors are discussed under “Risk Factors” below.

Sales and Marketing

     We market our products primarily to original equipment manufacturers, distributors and strategic partners in North America, Europe and Asia-Pacific. Our sales organizations communicate directly with customers’ engineering, manufacturing and purchasing personnel in determining the design, performance and cost specifications for customer product requirements. Our customers for fiberoptic communications solutions include Agilent, Alcatel, Brocade Communications, Ciena, Cisco Systems, Corning, Corvis, Extreme Networks, Fujitsu, Hewlett-Packard, IBM, Innovance Networks, Lucent, Marconi, Nortel, Scientific-Atlanta, Siemens, Tellabs and Tyco. Our customers for optical technology products include Agilent, Applied Biosystems, ASML, Coulter, Eastman Kodak, Hitachi, Mitsubishi, SICPA, Texas Instruments and Toshiba.

     During fiscal 2002, no customer accounted for more than 10% of net sales. During fiscal 2001, Nortel, Alcatel and Lucent accounted for 14%, 12% and 10% of net sales, respectively. During fiscal 2000, Lucent and Nortel accounted for 21% and 15% of net sales, respectively. Although no customer accounted for more than 10% of net sales in fiscal 2002, we expect that, for the foreseeable future, sales to a limited number of customers will continue to account, alone or in the aggregate, for a high percentage of our net sales.

     We believe that a high level of customer support is necessary to develop and maintain long-term relationships with our customers. Each relationship begins at the design-in phase and is maintained as customer needs change and evolve. We provide direct service and support to our customers through our offices in North America, Asia and Europe. In connection with our Global Realignment Program, we are aligning our sales organization in the communications business to offer customers a single point of contact for all of their product requirements, and creating centers of excellence to streamline customer interactions with product line managers. We are also continuing to consolidate administrative functions to provide improved customer service and reduce our costs.

Research and Development

     During fiscal 2002, 2001 and 2000, we incurred research and development expenses of $254.8 million, $325.9 million and $113.4 million, respectively.

     We devote substantial resources to research and development in order to develop new and enhanced fiberoptic components, modules and subsystems, as well as thin film products, commercial lasers and test instruments. Once the design of a product is complete, our engineering efforts shift to enhancing both the performance of that product and our ability to manufacture it at high volumes and at lower cost. For the communications marketplace, we are consolidating research and development to strategically important areas. For example, we are increasing our investment in the following: (i) transmission module products, by leveraging our strength in components, module design and packaging to manufacture integrated products such as transceivers for telecommunications, data communications and cable television applications, and (ii) waveguide devices, by leveraging our knowledge and experience in semiconductor process manufacturing.

     In our optical technology businesses, we devote substantial resources to research and development to, among other things, develop new and improved thin film products, processes and manufacturing equipment. Our research and development efforts concentrate on developing more innovative solutions such as economical and commercially suitable light interference pigments, color separation filters and various components for optical systems, thin film design capabilities for display and instrumentation markets, coating processes for optical components to meet high component volume requirements, and high yield processes for complex coatings and high volume assembly capabilities.

     In response to the economic downturn, we have reduced our research and development expenditures. Our total number of employees engaged in research and development has decreased to 1,240 as of June 30, 2002, compared to 2,350 as of June 30, 2001. In addition, as part of our Global Realignment Program, we are eliminating overlapping product development programs and concentrating our key product development activities in specific global centers. Our goal is to allocate our resources both geographically and technologically to products and technologies that we believe will be most important to our customers.

Manufacturing

     The following table sets forth our manufacturing locations and the primary products manufactured at each location as of June 30, 2002:

Location	Products

NORTH AMERICA:
Canada:
Ottawa	Wavelength division multiplexers, blockers, equalizers, circulators, switches, tunable filters, waveguides, dispension compensation modules attenuators, and instrumentation and control products
Toronto (1)	Optical performance monitors
United States:
Columbus, OH (1)	Arrayed waveguide products
Eatontown, NJ (1)	EDFA optical amplifiers
Horsham, PA	Transceivers and transmission modules
Manteca, CA (1)	Laser subsystems
Melbourne, FL	Transceivers, transponders and instrumentation products
Raleigh, NC (2)	Micro-electro-mechanical-systems
San Jose, CA	Wavelength division multiplexers, Raman pumps, pump lasers, couplers, wavelength lockers, filters, hybrid modules, isolaters, arrayed waveguide products and commercial lasers
Santa Rosa, CA	Thin film filters, optical display and projection products, light interference pigments for security and decorative applications, and laser subsystems
West Trenton, NJ	Photodetectors and receiver products
Windsor, CT	Lithium niobate modulators, wavelength lockers and electronic drivers for telecommunications
EUROPE:
Germany:
Waghaeusel-Kirrlach (1)	Waveguide splitters and splitter shelves
Netherlands:
Eindhoven	Source lasers and semiconductor optical amplifiers
United Kingdom:
Torquay (1)	Fused fiber components

REST OF WORLD:
Australia:
Sydney (1)	Fiber Bragg gratings
China:
Beijing	Light interference pigments for security and decorative applications
Fuzhou	YVO4 and specialty optics
Shenzhen	Variety of standard passive optical components

(1)	As of June 30, 2002, these manufacturing locations have been scheduled for closure under the Global Realignment Program. Products manufactured at these locations may be transferred to other locations.

(2)	On August 1, 2002, we entered into a definitive agreement to sell most of the assets used in this location to MEMSCAP. Please refer to “Note 15. Subsequent Events” of Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K for further discussion.

Sources and Availability of Raw Materials

     Our policy is to establish at least two sources of supply for materials whenever possible, although we do have some sole source supply arrangements. The loss or interruption of such arrangements could have an impact on our ability to deliver certain products on a timely basis.

Patents and Proprietary Rights

     Intellectual property rights that apply to our various products include patents, trade secrets and trademarks. Because of the rapidly changing technology and a broad distribution of patents in our industry, our intention is not to rely primarily on intellectual property rights to protect or establish our market position. We do not intend to broadly license our intellectual property rights unless we can obtain adequate consideration or enter into acceptable patent cross-license agreements. As of June 30, 2002, we held 794 U.S. patents and 501 foreign patents.

Backlog

     Backlog consists of written purchase orders for products for which we have assigned shipment dates within the following 12 months. As of June 30, 2002, our backlog was approximately $178.7 million as compared to $677.0 million at June 30, 2001. Orders in backlog are firm, but are subject to customers’ cancellation or rescheduling. Because of possible changes in product delivery schedules and cancellation of product orders, and because our sales will often reflect orders shipped in the same quarter in which they are received, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. As a result of the current industry downturn, our ability to translate our backlog into sales has been and is likely to continue to be adversely affected by order cancellation and rescheduling, which were significant in recent quarters. Consequently, during this period of industry uncertainty, we caution that our announced backlog may not be a reliable indicator of future sales or the level of future orders.

Employees

     We had 9,222 employees as of June 30, 2002, compared to 19,948 employees as of June 30, 2001. The reduction in our workforce in fiscal 2002 was primarily a result of our Global Realignment Program. Our workforce as of June 30, 2002 included 6,509 employees in manufacturing, 1,240 employees in research and development, 1,008 employees in general management and administration, and 465 employees in sales and marketing.

     Our employees are not represented by any collective bargaining organization except for our operations in France, Germany and Netherlands. We have never experienced a work stoppage, slowdown or strike. Notwithstanding the current economic downturn, we consider our employee relations generally to be good.

Executive Officers

     The following sets forth certain information regarding our executive officers as of August 16, 2002:

Name	Age	Position

Jozef Straus, Ph.D.	56	Co-Chairman and Chief Executive Officer
Donald Scifres, Ph.D.	55	Co-Chairman and Chief Strategy Officer
Syrus P. Madavi	53	President and Chief Operating Officer
Anthony R. Muller	59	Executive Vice President, Chief Financial Officer and Secretary
Donald E. Bossi, Ph.D.	39	Transmission Group President
Frederick J. Leonberger, Ph.D.	54	Senior Vice President and Chief Technology Officer
Stan Lumish, Ph.D.	45	Optical Layer Group President
Michael C. Phillips	51	Senior Vice President, Business Development and General Counsel
Mark S. Sobey, Ph.D.	42	Senior Vice President, Global Sales and Marketing
Joseph C. Zils	48	Thin Film Products Group President

     Jozef Straus has served as our Chief Executive Officer since May 2000 and Co-Chairman of the Board of Directors since July 1999. Dr. Straus was also our President from June 2001 to July 2002, and Chief Operating Officer following the merger of Uniphase Corporation and JDS FITEL Inc. in July 1999. Dr. Straus co-founded JDS FITEL in 1981 and served as its Chief Executive Officer and President from September 1993 to July 1999. He served on the JDS FITEL Board of Directors from 1981 and held various positions with JDS FITEL, including Vice President, Sales and Marketing from 1990 to 1993 when he assumed the position of Chief Executive Officer and President. Prior to 1981, Dr. Straus held various research and management positions related to fiberoptic technology at Bell-Northern Research Ltd. and Northern Telecom Limited. Dr. Straus is a member of the Board of Directors of GT Group Telecom.

     Donald Scifres became our Chief Strategy Officer in June 2001. Dr. Scifres joined JDS Uniphase as Co-Chairman of the Board of Directors and President of the Amplification and Transmission Business Group upon our acquisition of SDL in February 2001. Dr. Scifres helped found SDL in 1983 and served as Chief Executive Officer, President and a member of the Board of Directors. In 1992, Dr. Scifres became Chairman of the Board of SDL. From 1972 to 1983, Dr. Scifres held positions at the Xerox Palo Alto Research Center including Manager of Optoelectronics and Xerox Research Fellow. Dr. Scifres is a member of the National Academy of Engineering and a Fellow of the Institute of Electrical and Electronic Engineers and the Optical Society of America, holds over 100 U.S. patents and has won a number of industry awards, including awards for commercialization of semiconductor optoelectronics and laser technology. Dr. Scifres has also served as President of the Laser and Electro-Optics Manufacturers’ Association and the IEEE Lasers and Electro-Optics Society.

     Syrus P. Madavi was appointed as our President and Chief Operating Officer in July 2002. Prior to joining JDS Uniphase, Mr. Madavi was Senior Vice President of High Performance Analog Products at Texas Instruments (“TI”). From 1994 to 2000, Mr. Madavi was Chairman, President and CEO of Burr-Brown Corporation, a manufacturer of high-performance analog and mixed signal integrated circuits for markets including high-speed communications applications which included DWDM, wireless base stations and DSL. Prior to Burr-Brown, Mr. Madavi’s positions have included President of Raytheon Semiconductor, Vice President and General Manager of Honeywell Signal Processing Technologies, and marketing management positions at Analog Devices, Inc. Most recently, prior to joining JDS Uniphase he served as Executive Chairman of ON Semiconductors, a manufacturer of data-management and standard semiconductor components.

     Anthony R. Muller became our Executive Vice President in May 2000 and has also served as our Chief Financial Officer and Secretary since January 1998. From January 1998 until his appointment as Executive Vice President, Mr. Muller served as Senior Vice President. From September 1984 to January 1998, Mr. Muller was a member of the Board of Directors. From September 1996 to January 1998, Mr. Muller was Senior Vice President and Chief Financial Officer of Micro Focus Group Plc, a supplier of software tools. From November 1990 to September 1996, Mr. Muller served as Senior Vice President of Operations and Administration and Chief Financial Officer of Centigram Communications Corporation, a supplier of telecommunications systems. Mr. Muller is a member of the Board of Directors of WebEx Communications. Mr. Muller plans to retire by the end of the first calendar quarter of 2003 during which he will turn 60.

     Donald E. Bossi has served as our Transmission Group President since April 2002. From September 2001 to March 2002, Dr. Bossi was Active Components Group President, and from January 1994 to September 2001, Dr. Bossi held various management positions with JDS Uniphase. Prior to joining JDS Uniphase, Dr. Bossi held technical leadership positions with United Technologies Research Center and MIT Lincoln Laboratory.

     Frederick J. Leonberger has been our Chief Technology Officer since July 1997 and Senior Vice President since July 1999. Dr. Leonberger was co-founder and general manager of Uniphase Telecommunications Products, Inc. (“UTP”) and joined JDS Uniphase upon our acquisition of UTP in May 1995. Dr. Leonberger has been active in optoelectronics for over 25 years and has held a variety of staff and management positions at MIT Lincoln Laboratory, United Technologies Research Center, UTP and the Company. Dr. Leonberger is the recipient of several professional awards and is a member of National Academy of Engineering.

     Stan Lumish has served as our Optical Layer Group President since July 2002. Dr. Lumish joined JDS Uniphase in February 2000 as Vice President, Network Product Applications, and was subsequently appointed Group Vice President, R & D of the Transmission Subsystems group, and General Manager of the Optical Networks Research group. Prior to JDS Uniphase, Dr. Lumish held management positions with Lucent, where he received the Bell Labs Fellow award.

     Michael C. Phillips joined JDS Uniphase as Senior Vice President, Business Development and General Counsel in August 1998. Mr. Phillips was a partner at Morrison & Foerster LLP, which serves as our outside counsel, from 1988 until he joined us in August 1998.

     Mark S. Sobey has served as our Senior Vice President, Global Sales and Marketing since May 2002. From January 2001 to May 2002, Dr. Sobey was Vice President of Sales, North America. Dr. Sobey was Director of Sales, North America from July 2000 to January 2001, and from December 1999 to June 2000, Dr. Sobey was Director of Sales, North America with E-TEK. Prior to E-TEK, Dr. Sobey was Vice President / General Manager with Spectra-Physics.

     Joseph C. Zils has served as our Thin Film Products Group President since March 2000. Prior to our acquisition of OCLI in February 2000, Mr. Zils served as Vice President, General Counsel and Corporate Secretary of OCLI from December 1993 to March 2000.

Risk Factors

The current economic downturn has significantly harmed and may continue to significantly harm our customers’ and our businesses

Our overall sales are declining, we are not currently profitable, and we have difficulty predicting future operating results

     As a result of current unfavorable economic and market conditions, particularly in the telecommunications sector, our overall sales are declining, we are not currently profitable, and we are unable to predict future overall sales accurately or to provide long-term guidance for future financial performance. The conditions contributing to this difficulty include:

•	uncertainty regarding the capital spending plans of the major telecommunications carriers, upon whom our telecommunications systems manufacturer customers, and ultimately we, depend for the majority of our sales;

•	the weakened financial condition of many large telecommunications carriers and their current limited access to the capital required for expansion;

•	our telecommunications systems manufacturer customers continuing to reduce their inventory levels, which reduces our sales to them;

•	limited visibility regarding the long-term demand for high content, high speed, broadband telecommunications networks;

•	excess fiber and channel capacity, particularly in the long-haul market, which historically has been responsible for a major portion of our sales and profits; and

•	general market and economic uncertainty.

     Based on these and other factors, many of our major telecommunications systems manufacturer customers have reduced, modified, cancelled or rescheduled orders for our products and have expressed uncertainty as to their future requirements. As a result, our net sales in the future may decline further and we anticipate that we will continue to be unprofitable for near future periods. In addition, due to our current limited ability to provide long-term guidance for our operating results, our ability to meet financial expectations for future periods may be harmed.

Our Global Realignment Program may not be successful in aligning our operations to current market conditions

     In response to the current economic slowdown and as part of our continuing integration efforts, we commenced a Global Realignment Program in April 2001, under which we are, among other things:

•	eliminating some product development programs and consolidating or curtailing others in order to focus our research and development investments on the most promising projects;

•	consolidating our manufacturing of several products from multiple sites into single locations, as well as consolidating sales and administrative functions; and

•	aligning our sales organization to offer customers a single point of contact for all of their product requirements, and creating regional and technical centers to streamline customer interaction with product line managers.

     Implementation of the Global Realignment Program involves major reductions in our workforce and facilities and, in certain instances, the relocation of products, technologies and personnel. We have incurred and will continue to incur significant expenses to implement the Global Realignment Program and we expect to realize significant future cost savings as a result. The Global Realignment Program may not be successful in achieving these cost savings and other benefits within the expected timeframes, may be insufficient to successfully restructure our operations to conform with the changes affecting our industry, may disrupt our operations, or may be more costly than currently anticipated. Even if the Global Realignment Program is successful and meets our current cost reduction goals, our sales must increase substantially in the future for us to be profitable.

We have incurred, and may in the future incur, inventory-related charges, the amounts of which are difficult to predict accurately

     As a result of the business downturn and declining demand for our telecommunications products, we have written down a substantial portion of our inventory as our sales forecasts continued to decline. As discussed above, our ability to forecast our customers’ needs for our telecommunications products in the current economic environment is very limited. We have incurred, and may in the future incur, charges to write down our inventory. We use a rolling six-month forecast based on anticipated product orders, product order history, forecasts, and backlog to assess our inventory requirements. In fiscal 2002, we recorded charges of $203.9 million related to excess and obsolete inventory. We may incur significant similar inventory write-downs in future periods. Moreover, because of our current difficulty in forecasting overall sales, we may in the future revise our previous forecasts, which could lead to further inventory write-downs. While we believe, based on current information, that the amount recorded for inventory is properly reflected on our balance sheet at June 30, 2002, if market conditions are less favorable than our forecasts, our future sales mix differs from our forecasted sales mix, or actual demand from our customers is lower than our estimates, we may be required to record additional inventory write-downs.

Our customers’ businesses have been harmed by the economic downturn

     Our business is largely dependent upon product sales to telecommunications systems manufacturers who in turn are dependent for their business upon sales of fiberoptic systems to telecommunications carriers. All of our systems manufacturer customers and their carrier customers have experienced severe business declines during the current downturn. Many of these companies are currently operating at losses and are unable to make meaningful long-term predictions for their recovery, and hence their forecasted requirements for optical telecommunications systems. This continuing uncertainty means that, as suppliers of the components and modules for these systems, our ability to predict our financial results or business prospects for future periods is severely limited.

Any failure of our major telecommunications systems manufacturer customers, or their telecommunications carrier customers, to service their debt would materially harm our business

     During the rapid growth in the telecommunications sector in the mid-to-late 1990s, telecommunications systems manufacturers and their telecommunications carrier customers incurred large amounts of debt in order to finance the expansion that was then forecasted. In the rapid downturn, which followed, spending and revenue declined, but debt remained and in some instances increased. As a result, several of the telecommunications carriers and, in turn their suppliers, our telecommunications systems manufacturer customers, continue to have significant amounts of outstanding debt. The servicing of this debt may, among other things, limit the carriers’ ability to buy new capital equipment and, thus, the demand for telecommunications systems. In fact, several carriers (WorldCom and Global Crossing, among others) have declared bankruptcy over the last eighteen months, or are otherwise in financial distress. We anticipate that some or all of these companies will need to repay or restructure significant portions of their debt in the future. Any failure in this task could materially harm their, and consequently our, businesses. As long as these companies are focused on debt concerns, they are less likely to acquire telecommunications systems.

We face risks associated with our customers’ failure to meet their financial obligations to us

     Although we perform ongoing credit evaluations of our customers and manage and monitor balances owed us, we are not able to predict changes in their financial condition, particularly during the continuing economic downturn. Based on our estimates as to the quality of our accounts receivable, we maintain allowances for doubtful accounts for estimated losses resulting from the inability or unwillingness of our customers to make required payments. However, if our customers are unable to meet their financial obligations to us as a result of bankruptcy or deterioration in their operating results or financial condition, our trade receivables may not be recoverable and, in addition to not receiving the amounts owed, we may be required to record additional bad debt expenses, which could materially affect our operating results.

     Moreover, the continuing economic slowdown has exacerbated our vulnerability to demand fluctuations for our telecommunications products, which have increased significantly in the current environment. Specifically, we have experienced and remain vulnerable to material order cancellations, modifications and reschedulings, all of which, among other things, reduce our sales and impair our ability to achieve financial targets and predict financial results for future periods.

We depend on recovery and long-term growth in our markets for our success

If the Internet does not continue to grow as expected, our business will suffer

     Our future success as a manufacturer of optical components, modules and subsystems ultimately depends on the continued growth of the communications industry, and, in particular, the growth of the Internet as a global communications system. As part of that growth we are relying on increasing demand for high-content voice, text and other data delivered over high-speed connections (i.e., high bandwidth communications). As Internet usage and bandwidth demand increase, so does the need for advanced optical networks to provide the required bandwidth. Without Internet and bandwidth growth, the need for our advanced communications products, and hence our future growth as a manufacturer of these products, are jeopardized. Currently, while generally increasing demand for Internet access is apparent, less apparent is the demand for widespread high bandwidth service. Moreover, multiple service providers compete to supply the existing demand. Also, currently, fiberoptic networks have significant excess capacity. The combination of a large number of service providers and excess network capacity has resulted in severely depressed prices for bandwidth. Until pricing recovers, service providers have less incentive to install equipment and, thus, little need for many of our products. Ultimately, should long-term expectations for Internet growth and bandwidth demand not be realized, our future business would be significantly harmed.

We depend on stability or growth in the markets for our products outside communications for growth in the sales of this group of products

     The growth of our display products, commercial laser, light interference pigment and other optical technology businesses, as well as our commercial laser products, depends significantly on the continued stability or growth and success of these markets. Among other things, advances in the technology used in computer monitors, televisions, conference room projectors and other display devices have led to increased demand for flat panel displays and projection displays. We cannot be certain that growth in these markets or our other optical technology markets will continue. In recent periods sales of these products in the aggregate have grown, although certain products have shown stable sales or declines that were considerably less than we experienced in our telecommunication products. Moreover, we cannot predict the impact of technological or other changes in these industries on our business. In addition, each of these industries is subject to pricing pressure, consolidation and realignment as industry participants react to shifting customer requirements and overall demand. There is a risk that any consolidation or realignment could adversely affect our business, and pricing pressure can adversely affect our operating results.

Our business and financial condition could be harmed by our long-term growth strategy

If we fail to manage or anticipate our long-term growth, our business will suffer

     Notwithstanding the recent decline, the optical networking business and thin film coating businesses have historically grown, at times rapidly, and we have grown accordingly. We have made and, although we remain in an industry downturn, expect in the future to make significant investments to enable our future growth through, among other things, internal expansion programs, internal product development and acquisitions and other strategic relationships. If we fail to manage or anticipate our future growth effectively, particularly during periods of industry decline, our business will suffer.

Difficulties associated with integrating our acquired businesses could harm our overall business operations

     Our strategy includes acquisition of other companies, technologies and product lines to complement our internally developed products. In fact, we are the product of several significant mergers and acquisitions, including, among others, the combination of Uniphase Corporation and JDS FITEL Inc. to form JDS Uniphase Corporation on June 30, 1999, and the subsequent acquisitions of OCLI on February 4, 2000, E-TEK on June 30, 2000 and SDL on February 13, 2001. More recently, we acquired IBM’s optical transceiver business on December 28, 2001 and Scion on April 26, 2002. We expect to continue this strategy. Critical to the success of this strategy and, ultimately, our business as a whole, is the orderly, efficient, effective integration of acquired businesses into our organization. If our integration efforts are unsuccessful, our businesses will suffer. Successful integration depends upon:

•	our ability to integrate the manufacture, sale and marketing of the products of the acquired businesses with our existing products;

•	our ability to complete product development programs and consolidate research and development efforts;

•	our ability to retain key personnel of the acquired businesses and effectively integrate their personnel with our own;

•	our ability to realize any expected cost savings and other expected benefits resulting from acquisitions;

•	our ability to consolidate and reorganize operations with those of the acquired businesses; and

•	our ability to expand our information technology systems (including accounting and financial systems, management controls and procedures).

     Our ongoing integration efforts may not be successful and may result in unanticipated operational problems, expenses and liabilities, as well as the diversion of management attention.

Our acquisition strategy is costly

     Our acquisition strategy is costly. For example, we incurred direct costs of $12.0 million associated with the combination of Uniphase Corporation and JDS FITEL, $8.2 million associated with the acquisition of OCLI, $32.3 million associated with the acquisition of E-TEK, $44.6 million associated with the acquisition of SDL and $6.3 million associated with the acquisition of IBM’s optical transceiver business. In addition, we paid certain SDL executives $300.9 million in consideration of their agreement to amend their change of control agreements and enter into non-compete agreements with us. We may incur additional material charges in subsequent quarters to reflect additional costs associated with these or other combinations and acquisitions. Moreover, to the extent an acquired business does not perform as expected, we have and may continue to incur substantial additional unforeseen costs to develop, restructure or dispose of such business. Nonperforming or underperforming acquired businesses may also divert management attention, lower the value of our common stock and weaken our financial condition.

If we fail to commercialize new product lines, our business will suffer

     We intend to continue to develop new product lines and to improve existing product lines to meet our customers’ diverse and changing needs. New product development activities are expensive, with no guarantee of success. Risks associated with our development of new products and improvements to existing products include the risk that:

•	we may fail to complete the development of a new or improved product; or

•	our customers may not purchase the new or improved product because, among other things, the product is too expensive, is defective in design, manufacture or performance, or is uncompetitive, or because the product has been superceded by another product or technology.

     Nonetheless, if we fail to successfully develop and introduce new products and improvements to existing products, our business will suffer.

     Furthermore, new products require increased sales and marketing, customer support and administrative effort to support anticipated increased levels of operations. We may not be successful in creating this infrastructure, or we may not realize sufficiently increased sales to offset the additional expenses resulting from this increased infrastructure. In connection with our recent acquisitions, we have incurred expenses in anticipation of developing and selling new products. Our operations may not achieve levels sufficient to justify the increased expense levels associated with these new businesses.

Accounting treatment of our acquisitions has impacted our operating results

Our operating results are adversely impacted by purchase accounting treatment, primarily due to the impact of amortization of and other reductions in the carrying value of goodwill and other intangible assets

     Under GAAP, we accounted for most of our acquisitions using the purchase method of accounting. Under purchase accounting, we recorded: (i) the market value of our common shares and the exchangeable shares of our subsidiary, JDS Uniphase Canada Ltd., issued in connection with acquisitions, (ii) the fair value of the stock options assumed, if any, and (iii) the amount of direct transaction costs as the cost of the acquisitions. The total purchase cost was allocated to the individual assets acquired and liabilities assumed, including various identifiable intangible assets such as in-process research and development, acquired technology, acquired trademarks and trade names and acquired workforce, based on their respective fair values. We allocated the excess of the purchase cost over the fair value of the net identifiable assets to goodwill. We were carrying a large amount of goodwill on our balance sheets because of our significant acquisitions as accounting rules require that goodwill be recorded based on stock prices at the time merger agreements are executed and announced, and our merger agreements were negotiated and announced at times when market valuations were considerably higher than at present.

     The impact of purchase accounting on our operating results is significant. During fiscal 2002, 2001 and 2000, we recorded $1,308.7 million, $5,387.0 million and $896.9 million, respectively, of amortization of goodwill and other intangible assets.

     Beginning in the second half of fiscal 2001 and through the end of fiscal 2002, we evaluated the carrying value of our long-lived assets, including our goodwill and other intangible assets. The assessment was performed pursuant to SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” because of the significant negative industry and economic trends affecting our operations and expected future sales.

As we determined that the continued decline in market conditions within our industry was significant and prolonged, we recorded reductions of $5,603.9 million and $50,074.8 million in goodwill and other intangible assets in fiscal 2002 and 2001, respectively. If the economic downturn continues for longer than expected, it is possible that our operating results would be adversely affected by additional write-downs of our goodwill and other intangible assets.

     As discussed further below, goodwill is no longer amortized beginning July 1, 2002. Instead, it will be reviewed for impairment under a two-step process, which will be completed at least annually.

Our financial results could be affected by changes in accounting rules

Implementation of SFAS No. 141 and SFAS No. 142 could affect our operating results

     In July 2001, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Upon adoption of SFAS No. 142 on July 1, 2002, we no longer amortize our goodwill. Instead, goodwill will be reviewed for impairment under a two-step process annually, or more frequently if certain events or changes in circumstances indicate that the carrying value of the goodwill may not be recoverable (please refer to “Recent Accounting Pronouncements” of Note 1 of Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K for further discussion). As of June 30, 2002, the carrying amount of goodwill was $332.2 million. In addition, we had approximately $10.8 million of separately recognized intangible assets, consisting of acquired assembled workforce, that were reclassified to goodwill on July 1, 2002 because they do not meet the criteria for an intangible asset under SFAS No. 141. If economic conditions in our industry continue to deteriorate and adversely affect our business and revenue forecasts, we could be required to record additional impairment charges related to goodwill, which could have a material adverse effect on our results of operations.

Write-downs of long-lived assets, including as the result of the implementation of SFAS No. 144, could affect our financial results

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (see “Recent Accounting Pronouncements” of Note 1 of Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K for further discussion). SFAS No. 144 requires us to perform impairment analysis on our long-lived assets to be held and used (other than goodwill) whenever events or changes in circumstances indicate the carrying amount may not be recoverable. An impairment loss will be recognized if the carrying amount of a long-lived asset exceeds its fair value. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 related to (i) the recognition and measurement of the impairment of long-lived assets to be held and used, and (ii) the measurement of long-lived assets to be disposed of by sale. As SFAS No. 144 excludes goodwill, certain long-lived assets may be subject to impairment charges sooner than they would have been recorded under SFAS No. 121. Therefore, if economic conditions in our industry continue to deteriorate and adversely affect our business, we could be required to record additional impairment charges related to our long-lived assets, which could have a material adverse effect on our results of operations and financial condition.

Our financial results could be affected by potential changes in the accounting rules governing the recognition of stock-based compensation expense

     We measure compensation expense for our employee stock compensation plans under the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” In addition, we provide pro forma disclosures of our operating results in our Notes to Consolidated Financial Statements as if the fair value method of accounting had been applied in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” Had we accounted for our compensation expense under the fair value method of accounting prescribed by SFAS No. 123, the charges would have been significant, totaling $564.0 million, $513.6 million and $246.5 million during fiscal 2002, 2001 and 2000, respectively. Currently, the U.S. Congress, the Securities and Exchange Commission and the Financial Accounting Standards Board are considering changes to accounting rules concerning the recognition of stock option compensation expense. If one or more of these proposals are implemented, we and other companies may be required to measure compensation expense using the fair value method, which would adversely affect our results of operations by reducing our income or increasing our losses by an amount equal to such stock option charges.

Our sales are dependent upon a few key customers

     A few large customers account for most of our sales. During fiscal 2000, Lucent and Nortel accounted for 21% and 15% of our net sales, respectively. During fiscal 2001, Nortel, Alcatel and Lucent accounted for 14%, 12% and 10% of our net sales, respectively. During fiscal 2002, no customer accounted for more than 10% of our net sales. However, we expect that, for the foreseeable future, sales to a limited number of customers will continue to account, alone or in the aggregate, for a high percentage of our net sales. Many of our customers are currently experiencing significant revenue declines and, in recent periods, have significantly reduced their orders to us. If such reductions continue our business will continue to be harmed.

Any failure to remain competitive would harm our operating results

If we are not competitive, our operating results could suffer

     The markets in which we sell our products are highly competitive and characterized by rapidly changing and converging technologies. We face intense competition from established competitors and the threat of future competition from new and emerging companies in all aspects of our business. Among our current competitors are our customers, who are vertically integrated and either manufacture and/or are capable of manufacturing some or all of the products we sell to them. In addition to our current competitors, we expect that new competitors providing niche, and potentially broad, product solutions will increase in the future. While the current economic downturn has reduced the overall level of business in our industry, the competition for that business remains fierce. To remain competitive in both the current and future business climates, we believe we must maintain a substantial commitment to research and development, improve the efficiency of our manufacturing operations, and streamline our marketing and sales efforts, as well as customer service and support. Under our Global Realignment Program, we have ongoing initiatives in each of these areas. However, our efforts to remain competitive as we continue to implement our Global Realignment Program may be unsuccessful. Among other things, we may not have sufficient resources to continue to make the investments necessary to remain competitive, or we may not make the technological advances necessary to remain competitive. In addition, notwithstanding our efforts, technological changes, manufacturing efficiencies or development efforts by our competitors may render our products or technologies obsolete or uncompetitive.

     In the telecommunications industry, our telecommunications systems manufacturer customers evaluate our products and competitive products for deployment in their telecommunications systems. Similarly, their telecommunications carrier customers evaluate our customers’ system products and competitive products for system installation. Any failure of us to be selected by our customers, or our customers to be selected by their customers, for a systems project, can significantly harm our business.

     Our other optical technology businesses are also susceptible to changing technologies and competition. Growth in the demand for our products within these markets will depend upon our ability to compete with providers of lower cost, higher performance products by developing more cost-effective processes and improving our products. In the security market, we face competition from alternative anti-counterfeiting devices such as holograms, embedded threads and watermarks.

The telecommunications industry is consolidating

     The telecommunications industry is consolidating and we believe it will continue to consolidate in the future as companies attempt to strengthen or hold their market positions in an evolving industry. We anticipate that consolidation will accelerate as a result of the current industry downturn. We believe that industry consolidation may result in stronger competitors who are better able to compete as sole-source vendors for customers. This could harm our business as we compete to be a single vendor solution.

     We also expect consolidation to occur among our telecommunications system manufacturer customers and among their telecommunications carrier customers. Consolidation at either level could result in, among other things, greater negotiating power for the consolidated companies with their suppliers in response to reduced competition, and reduced overall demand for telecommunications systems as the number of companies installing systems or providing services declines. Any of these results could reduce demand for our telecommunications products and increase pressure to reduce our prices and provide other concessions.

Fiberoptic component average selling prices are declining

     Prices for telecommunications fiberoptic products generally decline over time as new and more efficient components and modules with increased functionality are developed, manufacturing processes improve and competition increases. The current economic downturn has exacerbated the general trend, as declining sales have forced telecommunications carriers and their suppliers to reduce costs, leading to increasing pricing pressure on our competitors and us. Weakened demand for optical components and modules has created an oversupply of these products, which has increased pressure on us to reduce our prices. To the extent this oversupply is not resolved in subsequent periods, we anticipate continuing pricing pressure. Moreover, currently, fiberoptic networks have significant excess capacity. Industry participants disagree as to the amount of this excess capacity. However, to the extent that there is significant overcapacity and this capacity is not profitably utilized in subsequent periods, we expect to face additional pressure to reduce our prices. Also, numerous telecommunications carriers (WorldCom and Global Crossing, among others) have declared bankruptcy over the last 18 months, or are otherwise in financial distress. As carriers are eliminated from the marketplace, through bankruptcy or consolidation, system vendors lose customers, while remaining carriers are able to increase price pressures on system vendors since vendors have fewer customer alternatives. System vendors in turn will apply those pressures on us.

     In response to pricing pressure, we must continue to (i) timely develop and introduce new products that incorporate features that can cause such products to be less price sensitive, (ii) increase the efficiency of our manufacturing operations, and (iii) generally reduce costs. Failure to do so could cause our net sales and profit margins to decline, which would harm our business.

If we fail to attract and retain key personnel, our business could suffer

     Our future depends, in part, on our ability to attract and retain key personnel. In addition, our research and development efforts depend on hiring and retaining qualified engineers and other technical people. Competition for highly skilled technical people is extremely intense, and, the current economic downturn notwithstanding, we continue to face difficulty identifying and hiring qualified engineers in many areas of our business. We may not be able to hire and retain such personnel at compensation levels consistent with our existing compensation and salary structure. Our future also depends on the continued contributions of our executive officers and other key management and technical personnel, each of whom would be difficult to replace. We do not maintain a key person life insurance policy on our chief executive officer or any other executive officers. The loss of the services of one or more of our executive officers or key personnel or the inability to continue to attract qualified personnel could delay product development cycles or otherwise materially harm our business.

     As a consequence of the current economic downturn and as part of our Global Realignment Program, we have reduced our global workforce to 9,222 employees as of June 30, 2002. To date, we have not lost the services of any personnel (either through the announced reduction or otherwise) that have had, or which we expect will have, a material adverse effect on our business or financial condition. However, we cannot predict the impact our recent workforce reductions and any reductions we are compelled to make in the future will have on our ability to attract and retain key personnel in the future.

We have concerns regarding the manufacturing, quality and distribution of our products

If we do not achieve acceptable manufacturing volumes, yields and costs, our business will suffer

     Our success depends upon our ability to timely deliver products to our customers at acceptable volume and cost levels. The manufacture of our products involves highly complex and precise processes, requiring production in highly controlled and clean environments. Changes in our manufacturing processes or those of our suppliers, or inadvertent use of defective or contaminated materials by our suppliers or us, could significantly hurt our ability to meet our customers’ product volume and quality needs. Moreover, in some cases, existing manufacturing techniques, which involve substantial manual labor, may not achieve the volume or cost targets necessary to be competitive. In these cases, we will need to develop new manufacturing processes and techniques, which are anticipated to involve higher levels of automation, to achieve these targets, and we will need to undertake other efforts to reduce manufacturing costs. Currently, we are devoting significant funds and other resources to (i) develop advanced manufacturing techniques to improve product volumes and yields and reduce costs, and (ii) realign some of our product manufacturing to locations offering optimal labor costs. These efforts may not be successful. If we fail to achieve acceptable manufacturing yields, volumes and costs, our business will be harmed.

If our customers do not qualify our manufacturing lines for volume shipments, our operating results could suffer

     Customers will not purchase any of our products, other than limited numbers of evaluation units, prior to qualification of the manufacturing lines for the products. Each new manufacturing line must go through rigorous qualification with our customers. The qualification process can be lengthy and is expensive, with no guarantee that any particular product qualification process will lead to profitable product sales. Moreover, under our Global Realignment Program we are consolidating our worldwide manufacturing operations into centralized locations, such as our facilities in Shenzhen, China. Among other things, we are moving the manufacturing of some of our products to other facilities. The manufacturing lines for these products at the consolidated facilities must undergo qualification before commercial shipment of these products can recommence. The qualification process, whether for new products or in connection with the relocation of manufacturing of current products, determines whether the manufacturing line achieves the customers’ quality, performance and reliability standards. Delays in qualification can cause a product to be dropped from a long-term supply program and result in significant lost sales opportunities. We may experience delays in obtaining qualification of our manufacturing lines and, as a consequence, our operating results and customer relationships would be harmed.

If our products fail to perform, our business will suffer

     Our business depends on manufacturing excellent products of consistently high quality. To this end, our products are rigorously tested for quality both by our customers and us. Nevertheless, our products are highly complex and our customers’ testing procedures are limited to evaluating our products under likely and foreseeable failure scenarios. For various reasons (including, among others, the occurrence of performance problems that are unforeseeable in testing or that are detected only when products are fully deployed and operated under peak stress conditions), our products may fail to perform as expected. Failures could result from faulty design or problems in manufacturing. In either case, we could incur significant costs to repair and/or replace defective products under warranty, particularly when such failures occur in installed systems. We have experienced such failures in the past and remain exposed to such failures, as our products are widely deployed throughout the world in multiple demanding environments and applications. In some cases, product redesigns or additional capital equipment may be required to correct a defect. In addition, any significant product failure could result in lost future sales of the affected product and other products, as well as customer relations’ problems, litigation and damage to our reputation.

Certain of our non-telecommunications products are subject to governmental and industry regulations, certifications and approvals

     The commercialization of certain of our non-telecommunications products may be delayed or made more costly due to required government and industry approval processes. Development of applications for our light interference pigment products may require significant testing that could delay our sales. For example, certain uses in cosmetics may be regulated by the Food and Drug Administration, which has extensive and lengthy approval processes. Durability testing by the automobile industry of our pigments used with automotive paints can take up to three years. If we change a product for any reason including technological changes or changes in the manufacturing process, prior approvals or certifications may be invalid and we may need to go through the approval process again. If we are unable to obtain these or other government or industry certifications in a timely manner, or at all, our operating results could be adversely affected.

We may not be able to enter into necessary strategic alliances to effectively commercialize our products

     We often rely on strategic alliances with other companies to commercialize some of our products in a timely or effective manner, primarily in our non-telecommunication businesses. Our current strategic alliance partners provide us with assistance in the marketing, sales and distribution of a diverse line of products. We may be unable to find appropriate strategic alliances in markets in which we have little experience, which could prevent us from bringing our products to market in a timely manner, or at all. For instance, we have a strategic alliance with SICPA for the marketing and sale of our light interference pigments used to provide security features in currency, stamps, credit cards, passports and other specified value documents. Under a license and supply agreement, we rely exclusively on SICPA to market and sell to these markets worldwide. We currently do not plan to develop our own marketing and sales organization for our light interference pigments for use in connection with such value documents. SICPA has the right to terminate the agreement if we breach it. If SICPA terminates our agreement or if it is unable to market and sell our light interference pigments successfully for the applications covered by the agreement, our business may be harmed and we may be unable to find a substitute marketing and sales partner or develop these capabilities ourselves. Also, if SICPA fails to meet its minimum purchase requirements under the agreement for any reason, our operating results would be adversely affected.

Interruptions affecting our key suppliers could disrupt production, compromise our product quality and adversely affect our sales

     We obtain various components included in the manufacture of our products from single or limited source suppliers. A disruption or loss of supplies from these companies or price increases for these components would materially harm our results of operations, product quality and customer relationships. In addition, we currently utilize a sole source for the crystal semiconductor chip sets incorporated in our solid-state microlaser products and acquire our pump diodes for use in our solid-state laser products from Opto Power Corporation and GEC. We obtain lithium niobate wafers, gallium arsenide wafers, specialized fiber components and some lasers used in our telecommunications products primarily from Crystal Technology, Fujikura, Philips Key Modules and Sumitomo, respectively. These materials are important components of certain of our products and we currently do not have alternative sources for such materials. Also, we do not have long-term or volume purchase agreements with any of these suppliers, and these components may not in the future be available at reasonable prices in the quantities required by us, if at all, in which case our business could be materially harmed.

We face risks related to our international operations and sales

     Our customers are located throughout the world. In addition, we have significant offshore operations, including manufacturing facilities, sales personnel and customer support operations. Our operations outside North America include facilities in Asia, Europe and Australia.

     Our international presence exposes us to certain risks, including the following:

•	our ability to comply with the customs, import/export and other trade compliance regulations of the countries in which we do business, together with any unexpected changes in such regulations;

•	tariffs and other trade barriers;

•	political, legal and economic instability in foreign markets, particularly in those markets in which we maintain manufacturing and research facilities;

•	difficulties in staffing and management;

•	language and cultural barriers;

•	seasonal reductions in business activities in the countries where our international customers are located;

•	integration of foreign operations;

•	longer payment cycles;

•	greater difficulty in accounts receivable collection;

•	currency fluctuations; and

•	potentially adverse tax consequences.

     Net sales to customers outside North America accounted for 26%, 32% and 23% of our total net sales in fiscal 2002, 2001 and 2000, respectively. We expect that sales to customers outside of North America will continue to account for a significant portion of our total net sales. Lower sales levels that typically occur during the summer months in Europe and some other overseas markets may materially and adversely affect our business. In addition, sales of many of our optical system provider customers depend on international sales and consequently further exposes us to the risks associated with such international sales.

     The international dimensions of our operations and sales subject us to a myriad of domestic and foreign trade regulatory requirements. As part of our ongoing integration program, we are evaluating our current trade compliance practices and implementing improvements, where necessary. Among other things, we are auditing our product export classification and customs procedures and are installing trade information and compliance systems using our global enterprise software platforms. We do not currently expect the costs of such evaluation or the implementation of any resulting improvements to have a material adverse effect on our finances or business, but our evaluation and related implementation are not yet complete and, accordingly, the costs could be greater than expected and such costs and the legal consequences of any failure to comply with applicable regulations could affect our business and results of operations.

We have increasing manufacturing operations in China, which exposes us to risks inherent in doing business in China

     We have significant and increasing operations in China and those operations are subject to greater political, legal and economic risks than those faced by our other operations. In particular, the political, legal and economic climate in China (both at national and regional levels) is extremely fluid and unpredictable. Among other things, the legal system in China (both at the national and regional levels) remains highly underdeveloped and subject to change, with little or no prior notice, for political or other reasons. Our ability to operate in China may be adversely affected by changes in China’s laws and regulations, such as those relating to taxation, import and export tariffs, environmental regulations, land use rights, intellectual property and other matters. Moreover, the enforceability of applicable existing Chinese laws and regulations is uncertain. These concerns are exacerbated for foreign businesses, such as ours, operating in China. Our business could be materially harmed by any changes to the political, legal or economic climate, laws, or practices in China or the inability to enforce applicable Chinese laws and regulations.

     Currently, we operate manufacturing facilities located in Shenzhen, Fuzhou and Beijing, China. As part of our Global Realignment Program we continue to increase the scope and extent of our manufacturing operations in our Shenzhen facility. Accordingly, we expect that our ability to operate successfully in China will become increasingly important to our overall success.

     Currently, we expect to export the majority of the products manufactured at our facilities in China. Accordingly, upon application to and approval by the relevant government authorities, we will not be subject to certain of China’s taxes and are exempt from customs duties on imported components or materials and exported products. We are required to pay income taxes in China, subject to certain tax relief. We may become subject to other taxes in China or may be required to pay customs duties in the future. In the event that we are required to pay other taxes in China or customs duties, our results of operations could be materially and adversely affected.

Our business could be adversely affected by certain unexpected catastrophic events

We may encounter natural disasters, which could harm our financial condition and results of operations

     Our corporate headquarters, including some of our research and development and manufacturing facilities, are located in California near major earthquake faults. Any damage to our facilities in California or other locations as a result of an earthquake, fire, or any other natural disasters could disrupt our operations and have a material adverse impact on our business, operating results and financial condition.

Our business is subject to the risks of terrorist acts and acts of war

     Terrorist acts or acts of war may disrupt our operations, as well as our customers’ operations. The recent terrorist attacks on September 11, 2001 have created many economic and political uncertainties, and intensified the global economic downturn that we are currently facing. Any future terrorist activities or any continued military or security operations could further weaken the global economy and create additional uncertainties, forcing our customers to further reduce their capital spending or cancel orders from us, which could have a material adverse impact on our business, operating results and financial condition.

Our business and operations would suffer in the event of a failure of our information technology infrastructure

     We rely upon the capacity, reliability and security of our information technology hardware and software infrastructure and our ability to expand and update this infrastructure in response to our changing needs. We are constantly updating our information technology infrastructure and expect to incur significant costs and expend significant management and other resources relating to our upgrade efforts. Among other things, we recently unified most of our manufacturing, accounting, sales and human resource data systems using an Oracle platform, and we have entered into an agreement for Oracle to provide and maintain our global ERP infrastructure, on an outsourced basis. Any failure to manage, expand and update our information technology infrastructure or any failures in the operation of this infrastructure could harm our business.

     Despite our implementation of security measures, our systems are vulnerable to damages from computer viruses, natural disasters, unauthorized access and other similar disruptions. Any system failure, accident or security breach could result in disruptions to our operations. To the extent that any disruptions or security breach results in a loss or damage to our data, or inappropriate disclosure of confidential information, it could harm our business. In addition, we may be required to spend additional costs and other resources to protect us against damages caused by these disruptions or security breaches in the future.

If we have insufficient proprietary rights or if we fail to protect those we have, our business would be materially harmed

We may not obtain the intellectual property rights we require

     Others, including academic institutions and our competitors, hold numerous patents in the industries in which we operate. Some of these patents may purport to cover our products. In response, we may seek to acquire license rights to these or other patents or other intellectual property to the extent necessary to ensure we possess sufficient intellectual property rights for the conduct of our business. Unless we are able to obtain such licenses on commercially reasonable terms, patents or other intellectual property held by others could inhibit our development of new products, impede the sale of some of our current products, or substantially increase the cost to provide these products to our customers. While in the past licenses generally have been available to us where third-party technology was necessary or useful for the development or production of our products, in the future licenses to third-party technology may not be available on commercially reasonable terms, if at all. Generally, a license, if granted, includes payments by us of up-front fees, ongoing royalties or a combination thereof. Such royalty or other terms could have a significant adverse impact on our operating results. We are a licensee of a number of third-party technologies and intellectual properties rights and are required to pay royalties to these third-party licensors on some of our telecommunications products and laser subsystems.

Our products may be subject to claims that they infringe the intellectual property rights of others

     The industry in which we operate experiences periodic claims of patent infringement or other intellectual property rights. We have received in the past and may from time to time in the future receive notices from third parties claiming that our products infringe upon third-party proprietary rights. Any litigation to determine the validity of any third-party claims, regardless of the merit of these claims, could result in significant expense to us and divert the efforts of our technical and management personnel, whether or not we are successful in such litigation. If we are unsuccessful in any such litigation, we could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology that is the subject of the litigation. We may not be successful in such development or such licenses may not be available on terms acceptable to us, if at all. Without such a license, we could be enjoined from future sales of the infringing product or products. We currently have pending various claims from third parties that one or more of our products or operations infringe or misappropriate their intellectual property rights or that one or more of our patents is invalid. Based on information currently available to us, these claims are not expected to have a material adverse effect on our business.

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

We face certain litigation risks that could harm our business

     We have had numerous lawsuits filed against us asserting various claims, including several securities class actions and stockholder derivative actions. The results of complex legal proceedings are difficult to predict. Moreover, many of the complaints filed against us do not specify the amount of damages that plaintiffs seek and we therefore are unable to estimate the possible range of damages that might be incurred should these lawsuits be resolved against us. While we are unable to estimate the potential damages arising from such lawsuits, certain of them assert types of claims that, if resolved against us, could give rise to substantial damages. Thus, an unfavorable outcome or settlement of one or more of these lawsuits could have a material adverse effect on our financial position, liquidity or results of operations. Even if these lawsuits are not resolved against us, the uncertainty and expense associated with unresolved lawsuits could seriously harm our business, financial condition and reputation. Litigation can be costly, time-consuming and disruptive to normal business operations. The costs of defending these lawsuits, particularly the securities class actions and stockholder derivative actions, could be quite significant and may not be covered by our insurance policies. The defense of these lawsuits could also result in continued diversion of our management’s time and attention away from business operations, which could harm our business.

We may have difficulty obtaining director and officer liability insurance in acceptable amounts for acceptable rates

     Like most other public companies, we carry insurance protecting our officers and directors and us against claims relating to the conduct of our business. This insurance covers, among other things, the costs incurred by companies and their management to defend against and resolve claims relating to management conduct and results of operations, such as securities class action claims. These claims typically are extremely expensive to defend against and resolve. Hence, as is customary, we purchase and maintain insurance to cover some of these costs. We pay significant premiums to acquire and maintain this insurance, which is provided by third-party insurers, and we agree to underwrite a portion of such exposures under the terms of these insurance coverages. Over the last several years, the premiums we have paid for this insurance have increased substantially. One consequence of the current economic downturn and decline in stock prices has been a substantial general increase in the number of securities class actions and similar claims brought against public corporations and their management, including our company and certain of our current and former officers and directors. Many, if not all, of these actions and claims are, and will likely continue to be, at least partially insured by third-party insurers. Consequently, insurers providing director and officer liability insurance have in recent periods sharply increased the premiums they charge for this insurance, raised retentions (that is, the amount of liability that a company is required to itself pay to defend and resolve a claim before any applicable insurance is provided), and limited the amount of insurance they will provide. Moreover, insurers typically provide only one-year policies. We are currently negotiating with insurer groups to renew our director and officer insurance. Next year, and each year thereafter, we will be required to do the same. Particularly in the current economic environment, we cannot assure that we will be able to obtain sufficient director and officer liability insurance coverage at acceptable rates and with acceptable deductibles and other limitations. Failure to obtain such insurance could materially harm our financial condition in the event that we are required to defend against and resolve any future securities class actions or other claims made against us or our management arising from the conduct of our operations. Further, the inability to obtain such insurance in adequate amounts may impair our future ability to retain and recruit qualified officers and directors.

If we fail to manage our exposure to worldwide financial and securities markets successfully, our operating results could suffer

     We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. We utilize derivative financial instruments to mitigate these risks. We do not use derivative financial instruments for speculative or trading purposes. The primary objective of most of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, a majority of our marketable investments are floating rate and municipal bonds, auction instruments and money market instruments denominated in U.S. dollars.

When we acquire assets denominated in foreign currencies, we usually mitigate currency risks associated with these exposures with forward currency contracts. The change in a derivative’s fair value will be immediately recognized in earnings. A substantial portion of our sales, expense and capital purchasing activities are transacted in U.S. dollars. However, some of these activities are conducted in other currencies, primarily Canadian and European currencies. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, we enter into foreign currency forward contracts. The contracts reduce, but do not always entirely eliminate, the impact of foreign currency exchange rate movements. Actual results on our financial position may differ materially.

     We also hold investments in other public and private companies, including, among others, Nortel, Adept Technologies and ADVA, and have limited funds invested in private venture funds. We acquired the ADVA and Nortel investments prior to the economic downturn, when the market prices of both companies’ stocks were significantly higher than at present. All three companies have experienced severe stock price declines during the economic downturn, which, in the case of Nortel and ADVA, have greatly reduced the value of our investments, and we have written down the value of these investments accordingly. During fiscal 2002, we recorded impairment charges of $187.3 million related to Nortel and $13.9 million related to ADVA. During fiscal 2001, we recorded impairment charges of $511.8 million related to Nortel and $744.7 million related to ADVA. We do not currently believe the value of our investment in Adept has been impaired. However, depending on economic and market conditions, its value may decline in the future. In addition to our public company investments, we have in the past and expect to continue to make investments in private companies for strategic and commercial purposes. In recent months several of the private companies in which we held investments have ceased doing business and have either liquidated or are in bankruptcy proceedings. If the carrying value of our investments exceeds the fair value and the decline in fair value is deemed to be other-than-temporary, we will be required to write down the value of the investments, which could materially harm our results of operations or financial condition.

If we fail to obtain additional capital at the times, in the amounts and upon the terms required, our business could suffer

     We have devoted substantial resources for new facilities and equipment to the production of our products. Currently we are incurring substantial costs associated with restructuring our business and operations under our Global Realignment Program. Although we believe existing cash balances, cash flow from operations, available lines of credit, and proceeds from the realization of investments in other businesses will be sufficient to meet our capital requirements at least for the next 12 months, we may be required to seek additional equity or debt financing to compete effectively in our markets. We cannot precisely determine the timing and amount of such capital requirements, which will depend on several factors, including, among others, our acquisitions, the success of our Global Realignment Program and the demand for our products and products under development. Such additional financing may not be available when needed, or if available, may not be on terms satisfactory to us.

Our rights plan and our ability to issue additional preferred stock could harm the rights of our common stockholders

     In June 1998, we adopted a Stockholder Rights Agreement, as amended and declared a dividend distribution of one right per share of common stock for stockholders of record as of July 6, 1998. As adjusted for stock splits and dividends by us, each outstanding share of our common stock currently includes one-eighth of a right. Each right entitles stockholders to purchase 1/1000 share of our Series B Preferred Stock at an exercise price of $3,600. The rights only become exercisable in certain limited circumstances following the tenth day after a person or group announces acquisition of or tender offers for 15% or more of our common stock. For a limited period of time following the announcement of any such acquisition or offer, the rights are redeemable by us at a price of $0.01 per right. If the rights are not redeemed, each right will then entitle the holder to purchase common stock having the value of twice the then-current exercise price. For a limited period of time after the exercisability of the rights, each right, at the discretion of our Board of Directors, may be exchanged for either 1/1000 share of Series B Preferred Stock or one share of common stock per right. The rights expire on June 22, 2008.

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

     Some provisions contained in the rights plan, and in the equivalent rights plan that our subsidiary, JDS Uniphase Canada Ltd., has adopted with respect to our exchangeable shares, may have the effect of discouraging a third party from making an acquisition proposal for us and may thereby inhibit a change in control. For example, such provisions may deter tender offers for shares of common stock or exchangeable shares, which offers may be attractive to stockholders, or deter purchases of large blocks of common stock or exchangeable shares, thereby limiting the opportunity for stockholders to receive a premium for their shares of common stock or exchangeable shares over the then-prevailing market prices.

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

ITEM 2. PROPERTIES

     Our principal offices are located in San Jose, California, United States and Ottawa, Ontario, Canada. The table below summarizes the properties that we owned and leased as of June 30, 2002:

Leased Properties:

Location	Square footage

NORTH AMERICA:
Canada:
Ottawa	473,938
Toronto	25,712
United States:
Asbury, NJ	5,467
Billerica, MA	36,445
Bloomfield, CT	93,750
Eatontown, NJ	84,000
Ewing Township, NJ	132,300
Freehold, NJ	15,965
Horsham, PA	126,500
Huntsville, AL	2,046
Manteca, CA	20,500
Melbourne, FL	109,000
Milpitas, CA	69,702
Morrisville, NC	4,995
Mountain Lakes, NJ	20,000
Nashua, NH	2,611
Norwood, MA	20,800
Parsippany, NJ	14,600
Piscataway, NJ	132,650
Raleigh, NC	181,790
Richardson, TX	23,400
San Jose, CA	396,922
Santa Clara, CA	148,494
Santa Rosa, CA	71,339
Valencia, CA	23,191
Windsor, CT	165,000
EUROPE:
France:
Grenoble	3,800
Meylan	10,226
Germany:
Eching	8,712
Waghaeusel-Kirrlach	55,000
Netherlands:
Eindhoven	134,984
United Kingdom:
Bracknell	39,000
Luton	3,000
Oxford	63,550
Torquay	33,000
REST OF WORLD:
Australia:
Sydney	102,030
China:
Beijing	75,347
Fuzhou	446,366
Hong Kong	2,914
Shenzhen	344,456
Japan:
Atsugi	9,200
Tokyo	859

Total leased square footage:	3,733,561

Owned Properties:

Location	Square footage

NORTH AMERICA:
Canada:
Ottawa	968,235
United States:
Bloomfield, CT	24,000
Columbus, OH	107,000
Melbourne, FL	90,660
San Jose, CA	348,000
Santa Rosa, CA	638,117
West Trenton, NJ	68,361
EUROPE:
United Kingdom:
Hillend	56,834
Kent	5,210
Plymouth	114,473
REST OF WORLD:
China:
Fuzhou	84,163
Taiwan:
Taipei	231,166

Total owned square footage:	2,736,219

Total leased and owned square footage:	6,469,780

     As part of our Global Realignment Program, we have completed and approved restructuring plans to close sites, vacate buildings at closed sites as well as at continuing operations and consolidate excess facilities worldwide. Of the total leased and owned square footage as of June 30, 2002, approximately 2.5 million square feet were related to properties included in our Global Realignment Program.

ITEM 3. LEGAL PROCEEDINGS

The Securities Class Actions:

     Beginning on March 27, 2002, twenty-six securities class actions were filed in the United States District Court for the Northern District of California against us and several of our current and former officers and directors by stockholders purporting to represent a class of purchasers of our common stock during the period from July 27, 1999 through July 26, 2001. Some of these lawsuits also named one of our stockholders as a defendant. On April 23, 2002, a similar lawsuit was filed in the District Court for the Southern District of New York. That lawsuit also named our independent auditors, Ernst & Young LLP, as a defendant. It was transferred to the Northern District of California on June 25, 2002.

     The lawsuits described above seek unspecified damages and allege various violations of the federal securities laws, specifically Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 and Sections 11 and 15 of the Securities Act of 1933. On July 26, 2002, the Northern District of California consolidated all the actions under the title In re JDS Uniphase Corporation Securities Litigation, Master File No. C-02-1486 CW, and appointed the Connecticut Retirement Plans and Trust Funds as Lead Plaintiff. A consolidated complaint is due to be filed on October 7, 2002. No trial date has been set.

     On July 26, 2002, a securities class action captioned Zelman v. JDS Uniphase Corp., Civil Action No. 02-CV-6002, was filed in the District Court for the Southern District of New York. The complaint, brought by a stockholder purporting to represent a class of purchasers of certain GOALS debt securities issued by an investment bank during the period from March 6, 2001 through September 26, 2001, named us, one of our stockholders, and several of our current and former officers and directors as defendants and alleges violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5. The parties have stipulated to transfer the action to the District Court for the Northern District of California. No trial date has been set.

The Derivative Actions:

     Ten derivative actions purporting to be brought on our behalf have been filed in state and federal courts against several of our current and former officers and directors. Some of these actions also named our independent auditors, Ernst & Young LLP, as a defendant. All were based on the same factual allegations and circumstances as the purported securities class actions and alleged state law claims for breach of fiduciary duty, misappropriation of confidential information, waste of corporate assets, contribution and indemnification, insider trading, abuse of control, gross mismanagement and unjust enrichment. These actions seek unspecified damages and no trial date has been scheduled in any of these actions. These ten actions included: Coykendall v. Kaplan, CV 806911, filed on April 11, 2002 in California Superior Court for the County of Santa Clara; Plotkin v. Kaplan, CV 807496, filed on May 1, 2002 in the same court; Wright v. Straus, CV 807799, filed on May 13, 2002 in the same court; Schienberg v. Straus, CV810211, filed on August 9, 2002 in the same court; Bogosian v. Straus, CIV 422822, filed on May 16, 2002 in California Superior Court for the County of San Mateo; Abo v. Kaplan, CIV 423693, filed on June 19, 2002 in the same court; Williams v. Ernst & Young, CIV 425385, filed on September 3, 2002 in the same court; Cromas v. Straus, Civil Action No. 19580, filed on April 25, 2002 in the Delaware Court of Chancery for New Castle County; Corwin v. Kaplan, Civil Action No. C-02-2020-VRW, filed on April 24, 2002 in the District Court for the Northern District of California; and Shalom v. Kaplan C-02-2989 SC ARB, filed on June 21, 2002 in the same court.

     On August 1, 2002, the District Court for the Northern District of California issued an order to show cause regarding the Court’s jurisdiction over the federal court actions (Corwin and Shalom). In response, the plaintiffs in those actions filed amended complaints that no longer named Mr. Casimir S. Skrzypczak, a member of our Board of Directors, as a defendant. Plaintiffs have asserted that the omission of Mr. Skrzypczak permits the Court to exercise diversity jurisdiction over the complaints, and the Court has not yet ruled on the issue. A petition to coordinate the state court actions (Coykendall, Wright, Plotkin, Schienberg, Bogosian, Abo and Williams) was filed on September 5, 2002. No trial date has been set in either the state or federal court actions.

     We believe that the factual allegations and circumstances underlying these securities class actions and derivative actions are without merit. The litigation could prove to be costly and time consuming, however, and there can be no assurance that we will prevail. An unfavorable outcome of this litigation could have a material adverse effect on our financial position or results of operations.

     We are a party to other litigation matters and claims, which are normal in the course of our operations. While the results of such litigation matters and claims cannot be predicted with certainty, we believe that their final outcome will not have a material adverse impact on our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the Nasdaq National Market under the symbol “JDSU” and our exchangeable shares of JDS Uniphase Canada Ltd. are traded on The Toronto Stock Exchange under the symbol “JDU.” Holders of exchangeable shares may tender their holdings for common stock on a one-for-one basis at any time. As of August 16, 2002, we had 1,414,097,002 shares of common stock outstanding, including 153,536,601 exchangeable shares. The closing price on August 16, 2002 was $2.31 for the common stock and Canadian $3.97 for the exchangeable shares. The following table summarizes the high and low closing sales prices for our common stock as reported on the Nasdaq National Market in each quarter during fiscal 2002 and 2001:

	High	Low

Fiscal 2002:
Fourth quarter	$6.14	$2.28
Third quarter	10.02	4.85
Second quarter	12.26	6.26
First quarter	12.96	5.35
Fiscal 2001:
Fourth quarter	$28.53	$10.00
Third quarter	63.88	17.50
Second quarter	102.37	40.94
First quarter	135.94	94.69

     As of August 16, 2002, we had 7,753 holders of record of our common stock and exchangeable shares. We have not paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

Issuance of Unregistered Securities:

     During the fourth quarter of fiscal 2002, we issued 1.0 million shares of our common stock in connection with our acquisition of Optical Process Automation Corp. These shares were issued as a result of certain milestones achieved as part of the initial purchase agreement. The issuance of the common stock was exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended.

     During the fourth quarter of fiscal 2002, we issued 6.6 million shares of our common stock in connection with our acquisition of Epion Corporation. These shares were issued as a result of certain milestones achieved as part of the initial purchase agreement. The issuance of the common stock was exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended.

     On July 1, 2002, we issued 39.2 million shares of our common stock to Koninklijke Philips Electronics N.V. (“Philips”). These shares were issued as a result of certain milestones achieved by UNL, a subsidiary we acquired from Philips during fiscal 1998 (please refer to “Note 6. Stockholders’ Equity” of the Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K for further discussion). The issuance of the common stock was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

     The following tables present selected financial data for each of the last 5 fiscal years (in millions, except per-share data):

	Years Ended June 30,

	2002 (1)	2001 (2)(3)	2000 (4)	1999	1998

Consolidated Statement of Operations Data:
Net sales	$1,098.2	$3,232.8	$1,430.4	$282.8	$185.2
Amortization of purchased intangibles	1,308.7	5,387.0	896.9	15.7	5.6
Acquired in-process research and development	25.3	393.2	360.7	210.4	40.3
Reduction of goodwill and other long-lived assets	5,979.4	50,085.0	—	—	—
Restructuring charges	260.0	264.3	—	—	—
Merger and other costs (7)	—	—	—	6.8	—
Loss from operations	(8,284.0)	(56,347.4)	(865.1)	(153.2)	(11.5)
Net loss	(8,738.3)	(56,121.9)	(904.7)	(171.1)	(19.6)

Net loss per share — basic and diluted	$(6.50)	$(51.40)	$(1.27)	$(0.54)	$(0.07)

	June 30,

	2002 (1)	2001 (2)(3)	2000 (4)(5)	1999 (6)	1998

Consolidated Balance Sheet Data:
Working capital	$1,374.8	$2,187.8	$1,325.7	$314.8	$121.4
Total assets	3,004.5	12,245.4	26,389.1	4,096.1	332.9
Long-term obligations	8.9	18.0	61.2	9.8	5.7
Total stockholders’ equity	2,471.4	10,706.5	24,778.6	3,619.3	280.0

(1)	We acquired IBM’s optical transceiver business on December 28, 2001 in a transaction accounted for as a purchase. The Consolidated Statement of Operations for fiscal 2002 included the results of operations of the optical transceiver business subsequent to December 28, 2001 and the Consolidated Balance Sheet as of June 30, 2002 included the financial position of the optical transceiver business.

(2)	We acquired SDL on February 13, 2001 in a transaction accounted for as a purchase. The Consolidated Statement of Operations for fiscal 2001 included the results of operations of SDL subsequent to February 13, 2001 and the Consolidated Balance Sheet as of June 30, 2001 included the financial position of SDL.

(3)	On February 13, 2001, we completed the sale of our Zurich, Switzerland subsidiary to Nortel for 65.7 million shares of Nortel common stock valued at $1,953.3 million. After adjusting for the net costs of the assets sold and for the expenses associated with the divestiture, we realized a gain of $1,770.2 million from the transaction. We subsequently sold 41.0 million shares of Nortel common stock for total proceeds of $659.2 million, resulting in a realized loss of $559.1 million during fiscal 2001.

(4)	We acquired OCLI on February 4, 2000 in a transaction accounted for as a purchase. The Consolidated Statement of Operations for fiscal 2000 included the results of operations of OCLI subsequent to February 4, 2000 and the Consolidated Balance Sheet as of June 30, 2000 included the financial position of OCLI.

(5)	We acquired E-TEK on June 30, 2000 in a transaction accounted for as a purchase. The Consolidated Balance Sheet as of June 30, 2000 included the financial position of E-TEK.

(6)	Uniphase Corporation merged with JDS FITEL to form JDS Uniphase Corporation on June 30, 1999 in a transaction that was accounted for as a purchase. The Consolidated Balance Sheet as of June 30, 1999 included the financial position of JDS FITEL.

(7)	Merger and other costs in fiscal 1999 consisted of $5.9 million of costs and expenses attributable to the pooling of interests transaction with Uniphase Broadband Products and a $0.9 million loss on sale of the Ultrapointe Systems assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Adjustments to Previously Announced Fiscal 2002 Fourth-Quarter and Annual Results

         On July 25, 2002, we issued a press release announcing our fourth-quarter and annual results for the year ended June 30, 2002. In the press release, we reported reductions of goodwill and other long-lived assets of $5,933.5 million in the Condensed Consolidated Statement of Operations for the year ended June 30, 2002. Subsequent to July 25, 2002, we received additional information that caused us to reevaluate these reductions. As a result of this reevaluation, we recorded additional reductions of $45.9 million in the carrying amount of property, plant and equipment as of June 30, 2002. In this Annual Report on Form 10-K, we report reductions of goodwill and other long-lived assets of $5,979.4 million in the Consolidated Statement of Operations for the year ended June 30, 2002.

         The following table presents a reconciliation of the net loss and net loss per share reported in our press release on July 25, 2002 to the amounts reported in this Annual Report on Form 10-K (in millions, except per-share data):

	Three Months Ended	Year Ended
	June 30, 2002	June 30, 2002

Net loss announced on July 25, 2002	$(996.6)	$(8,692.4)

Adjustment:

Additional reductions of goodwill and other long-lived assets - property, plant and equipment	(45.9)	(45.9)

Reported net loss in Annual Report on Form 10-K	$(1,042.5)	$(8,738.3)

Net loss per share announced on July 25, 2002 - basic and diluted	$(0.73)	$(6.47)

Reported net loss per share in Annual Report on Form 10-K - basic and diluted	$(0.76)	$(6.50)

Industry Environment

     During the second half of the 1990’s through 2000, the telecommunications industry experienced a period of considerable growth, and we participated in that growth as a leading supplier to these markets. This growth was attributable primarily to:

•	the introduction of wavelength division multiplexing (“WDM”) technology, under which multiple light signals are transmitted down a single optical fiber cable. WDM allowed the expansion of fiberoptic network capacity without the expense and time required to install additional fiber cable, and provided greater capacity on new fiber;

•	the unprecedented growth in data traffic, in general, and the Internet, in particular, which created exponentially increasing demand for larger, faster and more robust networks (commonly collectively referred to loosely as “bandwidth”);

•	the Telecommunications Act of 1996, which purported to open existing proprietary telecommunications infrastructures to multiple carriers, and, as a consequence, created a market for new upstart telecommunications carriers (called competitive local exchange carriers or “CLECs”), each of which moved rapidly to deploy its own network; and

•	an abundance of relatively low cost capital available for new company formation, network development and expansion.

     Together, these factors engendered the rapid and substantial installation of fiberoptic networks, largely financed by debt, in anticipation of rapidly growing bandwidth demand and future sales. As a result of the constantly increasing demand, we focused much of our efforts on expanding our business, internally and through acquisitions, to meet the increasingly urgent needs of our customers for higher performance products, increased product breadth and expanded manufacturing capacity. Consequently, our sales grew rapidly, increasing from $87.1 million for the quarter ended June 30, 1999 to $925.1 million for the quarter ended December 31, 2000.

     Since the beginning of 2001, the telecommunications industry has experienced a dramatic downturn, the primary direct cause of which has been a precipitous decrease in network deployment and capital spending by the telecommunications carriers. This decrease is attributable to, among other things:

•	network overcapacity, as bandwidth demand, while continuing to grow, did not reach levels sufficient to match the pace of network deployment;

•	constrained capital markets;

•	financial difficulties of certain major telecommunications carriers; and

•	other factors, including the general inability of the CLECs to obtain sufficient access to established telecommunications infrastructures, and consolidation among telecommunications carriers.

     All of these factors resulted in a severe decline in overall demand for new fiberoptic networks and the components and modules used therein. During 2001 and continuing into 2002, our telecommunications systems manufacturing customers worked to reduce their inventories of components and modules purchased from our competitors and us. Excess network capacity and limited availability of capital for network installation and expansion have constrained the ability of these inventories to be absorbed quickly. As the downturn deepened and continued into 2002, many telecommunications systems manufacturers and their carrier customers were faced with insufficient revenues and cash reserves to service and repay the significant debt they incurred during the prior growth period. Some of these companies are working to restructure their debt, including, in the case of carriers such as WorldCom and Global Crossing, through bankruptcy proceedings. Some of these companies may not be successful in such efforts, in which event they will be liquidated or acquired and consolidated. In the current environment, these debt obligations continue to severely limit the funds available for telecommunications equipment purchases and, thus, purchases of our products. Also, over the last eighteen months many of the CLECs have gone out of business, reducing the demand for new networks. As a result, the overall market for new telecommunications systems and, accordingly, our products, has declined.

     The impact of industry consolidation, continued inventory reductions among our customers, increasing debt concerns at the systems manufacturer and carrier levels, network overcapacity, and extremely limited access to capital for network installation and expansion has severely harmed our business. We are not anticipating any significant recovery in these markets at this time.

     Nevertheless, we believe the telecommunications industry will ultimately rebound from the current economic downturn and grow in the future for several reasons:

•	Internet traffic, an important driver of network expansion, is expected to continue to grow;

•	Internet traffic is increasingly expected to include content such as full motion video (including high definition video) and multichannel high quality audio, the delivery of which will place great demands on available bandwidth. In particular, the entertainment industry is currently working on the delivery of music and films over telecommunications systems;

•	North America and Europe have comprised the majority of optical networking deployment, but there could be significant additional potential with the eventual development of other geographical markets, including Latin America and Asia;

•	Fiberoptic networks are currently relegated primarily to long haul, city-to-city, and undersea applications, while new markets, in particular the intra-city, or metro markets, and, ultimately, neighborhood access remain largely untapped. We believe these markets represent a significant future opportunity for our industry and for us. Moreover, we anticipate that installation of metro fiberoptic systems will increase demand for long-haul capacity as overall network traffic expands; and

•	The demand for client-side or enterprise-level communications networks is expected to continue to increase as global organizations continue to upgrade and expand their information systems.

     Consequently, we anticipate that over the long-term, fiberoptic communications network development and expansion both through the installation of new networks and through the upgrade and expansion of existing networks will continue. However, given our current lack of visibility, we cannot provide any assurance as to the timing or extent of any industry recovery or as to any increase in business or other benefits that we may receive as a result.

     In the meantime, while we continue to experience weakness in the telecommunications industry, our optical technology businesses have made significant contributions to our operating results, experiencing sales growth for many of their products in areas such as projection display and security markets. In addition, sales have been relatively stable for commercial lasers for biotechnology, graphic arts and imaging, semiconductor processing and other applications.

Global Realignment Program

     We initiated the Global Realignment Program in April 2001, under which we are restructuring our business in response to the economic downturn in the telecommunications industry:

•	Beginning in the fourth quarter of fiscal 2001 and continuing through the end of fiscal 2002, we recorded total costs of $943.5 million related to the implementation of the Global Realignment Program. The total costs consisted of $524.3 million of charges associated with our Phase 1, Phase 2 and Phase 3 restructuring activities. In addition, we recorded a total of $419.2 million in costs other than restructuring charges associated with the Global Realignment Program.

•	We have reduced our workforce by 15,450 employees under the Global Realignment Program. As of June 30, 2002, we had 9,222 employees.

     The following table presents a history of our employment levels:

	Number of
Date	Employees	Explanation

March 2001:	28,677	Our highest employment level.
Less:	(2,446)	Attrition and reductions in workforce prior to the inception of the Global Realignment Program.

April 2001:	26,231	Employment level at the inception of the Global Realignment Program.
Less:	(15,450)	Employees terminated under the Global Realignment Program.
Less:	(1,559)	Attrition not part of the Global Realignment Program.

June 2002:	9,222	Employment at the end of fiscal 2002.

•	We have closed or scheduled to close 25 sites, vacated buildings at these sites as well as at continuing operations, and reduced our manufacturing, research and development, sales and administrative facilities by approximately 3.3 million square feet, of which facilities representing 0.8 million square feet had been disposed of as of June 30, 2002.

The 25 sites closed or scheduled for closure were as follows:

North America:	Asheville, North Carolina; Columbus, Ohio; Eatontown, New Jersey (1); Freehold, New Jersey; Gloucester, Massachusetts; Manteca, California; Ottawa, Ontario (2 sites); Piscataway, New Jersey; Richardson, Texas; Rochester, New York; San Jose, California (2) ; Toronto, Ontario; Victoria, British Columbia.
Europe:	Arnhem, Netherlands; Bracknell, United Kingdom; Hillend, United Kingdom; Oxford, United Kingdom; Plymouth, United Kingdom; Torquay, United Kingdom; Waghaeusel-Kirrlach, Germany; Witham, United Kingdom.
Asia-Pacific:	Shunde, China; Sydney, Australia; Taipei, Taiwan.

(1)	Portions of the operations at the Eatontown, New Jersey site are to be relocated.

(2)	The operations located in the San Jose, California site are related to our commercial laser unit, which will be relocated to Santa Rosa, California.

     In response to the continued business downturn, we are planning further restructuring activities under the Global Realignment Program, including further reductions of employment, consolidations of facilities and additional site closures. Prior to the inception of the Global Realignment Program in April 2001, our annual spending rate excluding inventory costs was approximately $1.7 billion. Since its inception, we have reduced our annual expenses to date by approximately $955.0 million. We expect that, when completed in calendar year 2004, the Global Realignment Program will generate an additional $245.0 million in annual cost savings for a total annual cost reduction rate of approximately $1.2 billion.

     The Global Realignment Program represents our concerted efforts to respond to the current demands of our industry. However, these efforts may be insufficient. The Global Realignment Program may not be successful in achieving the expected cost reductions or other benefits, may be insufficient to align our operations with customer demand and the changes affecting our industry, or may be more costly or extensive than currently anticipated.

     Please refer to the “Global Realignment Program Charges” section below for further discussion of the implementation of our Global Realignment Program.

Recent Accounting Pronouncements

     SFAS No. 141 and SFAS No. 142: In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” SFAS No. 141 requires all business combinations initiated after June 30, 2001 be accounted for using the purchase method. In addition, SFAS No. 141 further clarifies the criteria to recognize intangible assets separately from goodwill. Specifically, SFAS No. 141 requires that an intangible asset may be separately recognized only if such an asset meets the contractual-legal criterion or the separability criterion.

     On July 1, 2002, in accordance with SFAS No. 141, we have reassessed the goodwill and intangible assets previously recorded in acquisitions prior to July 1, 2001 and determined that as of June 30, 2002, we had approximately $10.8 million of separately recognized intangible assets, consisting of acquired assembled workforce, that did not meet the new recognition criteria for an intangible asset to be recognized apart from goodwill. The carrying amount of these intangible assets was reclassified to goodwill on July 1, 2002.

     In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives are no longer amortized but will be reviewed for impairment annually, or more frequently if certain events or changes in circumstances indicate that the carrying value may not be recoverable. The impairment test for goodwill involves a two-step process: step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the fair value, step two requires the comparison of the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. Any excess of the carrying value of the reporting unit goodwill over the implied fair value of the reporting unit goodwill will be recorded as an impairment loss. The impairment test for intangible assets with indefinite useful lives consists of a comparison of fair value to carrying value, with any excess of carrying value over fair value being recorded as an impairment loss. Intangible assets with finite useful lives will continue to be amortized over their useful lives and will be reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Upon adoption of SFAS No. 142, we are required to reassess the lives of identifiable intangible assets and perform a first-year transitional impairment review related to the carrying amount of goodwill as of July 1, 2002. Step one of the transitional impairment review must be completed by the end of the second quarter of fiscal 2003, and step two, if necessary, must be completed by the end of the fourth quarter of fiscal 2003. Any transitional impairment loss will be recognized as a cumulative effect of a change in accounting principle in the Company’s Consolidated Statements of Operations.

     We adopted SFAS No. 142 on July 1, 2002. However, goodwill and intangible assets with indefinite useful lives acquired after June 30, 2001 were immediately subject to the non-amortization provision of SFAS No. 142. As such, goodwill totaling $236.8 million associated with our acquisitions of IBM’s optical transceiver business in December 2001 and Scion in April 2002 was not amortized in fiscal 2002. The adoption of SFAS No. 142 is expected to have a material impact on our results of operations primarily because goodwill will no longer be amortized. Application of the non-amortization provisions will eliminate goodwill amortization of approximately $26.4 million in fiscal 2003 related to acquisitions completed prior to July 1, 2001, assuming there are no further impairment charges related to the carrying amount of the goodwill.

     In conjunction with the implementation of SFAS No. 142, we are currently performing step one of the transitional impairment review related to the carrying amount of goodwill as of July 1, 2002 and expect to complete the review by the end of the first quarter of fiscal 2003.

     A reconciliation of the reported net loss and net loss per share to the amounts adjusted for the exclusion of amortization of: (i) goodwill from acquisitions, (ii) equity method goodwill related to ADVA and (iii) assembled workforce, net of the related tax effect, was as follows (in millions, except per-share data):

	Years Ended June 30,

	2002	2001	2000

Reported net loss	$(8,738.3)	$(56,121.9)	$(904.7)
Add back:
Amortization of:
Goodwill from acquisitions	937.5	4,945.9	689.1
Equity method goodwill related to ADVA	0.7	136.2	—
Assembled workforce	12.5	16.6	6.2
Income tax expense	(32.1)	(94.0)	(22.7)

Adjusted net loss	$(7,819.7)	$(51,117.2)	$(232.1)

Reported net loss per share — basic and diluted	$(6.50)	$(51.40)	$(1.27)

Adjusted net loss per share — basic and diluted	$(5.82)	$(46.81)	$(0.33)

     SFAS No. 144: In August 2001, the FASB issued SFAS No. 144, which supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and certain provisions of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 retains the fundamental provisions of SFAS No. 121 related to: (i) the recognition and measurement of the impairment of long-lived assets to be held and used, and (ii) the measurement of long-lived assets to be disposed by sale. It provides more guidance on estimating cash flows when performing recoverability tests, requires long-lived assets to be disposed of other than by sale to be classified as held and used until disposal, and establishes more restrictive criteria to classify long-lived assets as held for sale. In addition, SFAS No. 144 supersedes the accounting and reporting provisions of APB Opinion No. 30 for the disposal of a segment of a business. However, it retains the basic provisions of APB Opinion No. 30 to report discontinued operations separately from continuing operations and extends the reporting of a discontinued operation to a component of an entity.

     We adopted SFAS No. 144 on July 1, 2002. Under SFAS No. 121, excluding asset write-downs associated with the Global Realignment Program, we recorded impairment charges of $5,979.4 million in fiscal 2002 and $50,085.0 million in fiscal 2001. The adoption of SFAS No. 144 may have a material impact on our financial position and results of operations if the industry and economic downturn continues to affect our operations and sales forecasts, primarily because SFAS No. 144 excludes goodwill, which may result in certain long-lived assets being subject to impairment charges sooner than they would have been recorded under SFAS No. 121.

     SFAS No. 146: In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. In addition, SFAS No. 146 establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002, but early adoption is permitted. We are currently evaluating the adoption date and the impact the adoption will have on our financial position and results of operations.

     Other: In connection with their ongoing consolidations project, the FASB issued an exposure draft (“ED”), “Consolidation of Certain Special-Purpose Entities, an Interpretation of ARB No. 51,” for public comment in June 2002. The ED could substantially change the accounting for synthetic leases. The comment period on the ED ended on August 30, 2002 and the final guidance may become effective for us in the fourth quarter of fiscal 2003. We are currently assessing the impact the ED will have on an operating lease (please refer to “Note 5. Commitments and Contingencies” of Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K for further discussion of this lease). If the final statement is consistent with the ED, we may be required to consolidate the special purpose entity associated with the operating lease, resulting in our recording the properties at approximately $44.6 million and the debt associated with the properties on our balance sheet. Alternatively, we may exercise our purchase option under the terms of the master lease agreement and purchase the properties. This action would result in our recording the properties on our balance sheet, and our cash collateral would be used to pay the purchase price of the properties.

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

Revenue Recognition:

     We recognize revenue when persuasive evidence of a final agreement exists, delivery has occurred, the selling price is fixed or determinable and collectibility is reasonably assured. Revenue recognition on the shipment of evaluation units is deferred until customer acceptance. Revenue from sales to distributors with rights of return, price protection or stock rotation is not recognized until the products are sold through to end customers. Generally, revenue associated with contract cancellation payments from customers is not recognized until we receive payment for such charges.

     We record provisions against our gross revenue for estimated product returns and allowances in the period when the related revenue is recorded. These estimates are based on factors that include, but not limited to, historical sales returns, analyses of credit memo activities, current economic trends and changes in our customers’ demand. Should our actual product returns and allowances exceed our estimates, additional provisions against our revenue would result.

Allowances for Doubtful Accounts:

     We perform ongoing credit evaluations of our customers’ financial condition. We maintain allowances for doubtful accounts for estimated losses resulting from the inability or unwillingness of our customers to make required payments. We record our bad debt expenses as selling, general and administrative expenses. When we become aware that a specific customer is unable to meet its financial obligations to us, such as bankruptcy or deterioration in the customer’s operating results or financial position, we record a specific allowance to reflect the level of credit risk in the customer’s outstanding receivable balance. In addition, we record additional allowances based on certain percentages of our aged receivable balances. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. We are not able to predict changes in the financial condition of our customers, and if circumstances related to our customers deteriorate, our estimates of the recoverability of our trade receivables could be materially affected and we may be required to record additional allowances. Alternatively, if we provide more allowances than we need, we may reverse a portion of such provisions in future periods based on our actual collection experience.

Investments:

     We hold equity interests in both publicly traded and privately held companies. When the carrying value of an investment exceeds its fair value and the decline in value is deemed to be other-than-temporary, we write down the value of the investment and establish a new cost basis. Fair values for investments in public companies are determined using quoted market prices. Fair values for investments in privately held companies are estimated based upon the values of recent round of financings or analyses of historical and forecasted financial information. We regularly evaluate our investments based on criteria that include, but not limited to, the duration and extent to which the fair value has been less than the carrying value, the current economic environment and the duration of any market decline, and the financial health and business outlooks of the investees. We generally believe an other-than-temporary decline occurs when the fair value of an investment is below the carrying value for two consecutive quarters. Future adverse changes in these or other factors could result in an other-than-temporary decline in the value of our investments, thereby requiring us to write down such investments. Our ability to liquidate our investment positions in privately held companies will be affected to a significant degree by the lack of an actively traded market, and we may not be able to dispose of these investments in a timely manner.

Inventory Valuation:

     We regularly assess the valuation of our inventories and write down those inventories which are obsolete or in excess of our forecasted usage to their estimated realizable value. Our estimates of realizable value are based upon our analyses and assumptions including, but not limited to, forecasted sales levels by product, expected product lifecycle, product development plans and future demand requirements. We typically use a six-month rolling forecast based on factors including, but not limited to, our production cycle, anticipated product orders, marketing forecasts, backlog, shipment activities and inventories held at our customers. If market conditions are less favorable than our forecasts or actual demand from our customers is lower than our estimates, we may be required to record additional inventory write-downs. If demand is higher than expected, we may sell our inventories that had previously been written down.

Long-Lived Assets:

     We evaluate the carrying value of our long-lived assets, consisting primarily of goodwill and identifiable intangible assets, and property, plant and equipment, whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Such events or circumstances include, but not limited to, a prolonged industry downturn, a significant decline in our market value, or significant reductions in projected future cash flows. In assessing the recoverability of our long-lived assets, we compare the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, we write down such assets based on the excess of the carrying amount over the fair value of the assets. Fair value is generally determined by calculating the discounted future cash flows using a discount rate based upon our weighted average cost of capital. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including profit margins, long-term forecasts of the amounts and timing of overall market growth and our percentage of that market, groupings of assets, discount rates and terminal growth rates. In addition, significant estimates and assumptions are required in the determination of the fair value of our tangible long-lived assets, including replacement cost, economic obsolescence, and the value that could be realized in orderly liquidation. Changes in these estimates could have a material adverse effect on the assessment of our long-lived assets, thereby requiring us to write down the assets.

Deferred Taxes:

     We regularly assess the likelihood that our deferred tax assets will be realized from recoverable income taxes or recovered from future taxable income over the next 3 years, and we record a valuation allowance to reduce our deferred tax assets to the amount that we believe to be more likely than not realizable. Due to the uncertain economic conditions in our industry, we determined in fiscal 2002 that we should increase our valuation allowance for deferred tax assets to reduce our net deferred tax assets to an amount representing income taxes recoverable from prior years.

Warranty Accrual:

     We provide reserves for the estimated costs of product warranties at the time revenue is recognized. We estimate the costs of our warranty obligations based on our historical experience of known product failure rates, use of materials to repair or replace defective products and service delivery costs incurred in correcting product failures. In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Should our actual experience relative to these factors differ from our estimates, we may be required to record additional warranty reserves. Alternatively, if we provide more reserves than we need, we may reverse a portion of such provisions in future periods.

Restructuring Accrual:

     We implemented our Global Realignment Program in April 2001 and have developed formalized plans for restructuring our businesses. The current accounting for restructuring costs requires us to record provisions and charges when we have a formal and committed plan. In connection with these plans, we have recorded estimated expenses for severance and outplacement costs, lease cancellations, asset write-offs and other restructuring costs. Given the significance of, and the timing of the execution of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made. We continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. Although we believe that these estimates accurately reflect the costs of our restructuring plans, actual results may differ, thereby requiring us to record additional provisions or reverse a portion of such provisions.

Results of Operations

     The following table sets forth the components of our Consolidated Statements of Operations as a percentage of net sales:

	Years Ended June 30,

	2002	2001	2000

Net sales	100.0%	100.0%	100.0%
Cost of sales	106.6	71.4	52.5

Gross profit (loss)	(6.6)	28.6	47.5
Operating expenses:
Research and development	23.2	10.1	7.9
Selling, general and administrative	34.8	25.3	12.2
Amortization of purchased intangibles	119.2	166.6	62.7
Acquired in-process research and development	2.3	12.2	25.2
Reduction of goodwill and other long-lived assets	544.5	1,549.3	—
Restructuring charges	23.7	8.2	—

Total operating expenses	747.7	1,771.7	108.0

Loss from operations	(754.3)	(1,743.1)	(60.5)
Interest and other income, net	4.4	1.5	2.5
Gain on sale of subsidiaries	—	54.8	—
Gain (loss) on sale of investments	1.4	(17.3)	—
Reduction in fair value of investments	(20.6)	(16.2)	—
Loss on equity method investments, net	(5.0)	(27.3)	—

Loss before income taxes	(774.1)	(1,747.6)	(58.0)
Income tax expense (benefit)	21.6	(11.5)	5.2

Net loss	(795.7)%	(1,736.1)%	(63.2)%

Net Sales:

     Net sales of $1,098.2 million in fiscal 2002 represents a decrease of $2,134.6 million, or 66%, from net sales of $3,232.8 million in fiscal 2001. Net sales in fiscal 2002 included net sales of $43.3 million from IBM’s optical transceiver business and Scion, both of which were acquired in fiscal 2002. The decline in our sales was primarily due to lower demand for our products and lower average selling prices, both of which were caused by the dramatic downturn in the telecommunications industry. The downturn resulted in a decrease in network deployment and capital spending by telecommunications carriers, which in turn caused our customers to reduce their inventory levels. Although net sales of our non-telecommunications businesses, which primarily consist of our thin film products, were also negatively affected by the economic downturn, these businesses experienced sequential growth in the third and fourth quarters of fiscal 2002. Due to the slowdown in the telecommunications industry, our non-telecommunications businesses have become more significant to our total net sales, accounting for 26% of net sales in fiscal 2002, compared to 12% in fiscal 2001.

     Net sales in fiscal 2002 included approximately $44.9 million of contract cancellation payments. We generally recognize such cancellation revenue upon receipt of payment from our customers.

     Net sales of $3,232.8 million in fiscal 2001 represents an increase of $1,802.4 million, or 126%, over net sales of $1,430.4 million in fiscal 2000. However, quarterly net sales for the fourth quarter of fiscal 2001 declined $319.0 million compared to the third quarter of fiscal 2001 because of the business downturn in the telecommunications industry. Net sales for the Transmission and Network Components operating segment increased 128% in fiscal 2001 compared to fiscal 2000. The increase in net sales was due to the acquisitions of SDL and E-TEK and higher unit sales of telecommunication products including optical amplifiers, transmitters, modulators, pump lasers, wavelength division multiplexers and waveguides. The impact of the SDL and E-TEK acquisitions provided $804.1 million of net sales for fiscal 2001 as their acquisitions were accounted for as purchases. Net sales for the Thin Film Products and Instrumentation operating segment increased 115% in fiscal 2001 compared to fiscal 2000. The increase in net sales was primarily due to higher unit sales of instruments and commercial lasers, as well as the inclusion of a full year of net sales of $321.4 million from OCLI in fiscal 2001, compared to a partial year of net sales of $112.5 million in fiscal 2000.

     Net sales to customers outside North America accounted for $290.9 million, $1,043.4 million and $326.7 million of total net sales, or 26%, 32% and 23%, for the years ended June 30, 2002, 2001 and 2000, respectively.

     During fiscal 2002, no customer accounted for more than 10% of total net sales. During fiscal 2001, three customers, Nortel Networks (“Nortel”), Alcatel, and Lucent Technologies (“Lucent”), accounted for 14%, 12% and 10% of total net sales, respectively. During fiscal 2000, Lucent and Nortel accounted for 21% and 15% of total net sales, respectively. Sales to our leading customers vary significantly from year to year and we do not have the ability to predict future sales to these customers. However, if the downturn in the telecommunications industry continues, we expect telecommunications carriers to continue to have low levels of capital spending, which will further affect our customers’, and in turn, our sales.

     Please refer to the “Operating Segment Information” section below for further discussions with respect to net sales and operating results for each of our operating segments.

Gross Margin:

     Gross margin as a percentage of net sales was minus 7% in fiscal 2002, compared to 29% in fiscal 2001 and 48% in fiscal 2000. The decrease in gross margin in fiscal 2002 from fiscal 2001 was primarily attributable to the following factors: (i) reductions in sales volume coupled with a continued decline in average selling prices; (ii) a lower margin product mix due to lower sales of high-margin telecommunications components; (iii) $203.9 million of write-downs of excess and obsolete inventories in fiscal 2002, or 19% of total net sales, compared to $510.6 million, or 16% of total net sales, in fiscal 2001; (iv) costs other than restructuring charges associated with the Global Realignment Program of $124.6 million, or 11% of total net sales, in fiscal 2002, primarily consisting of depreciation charges associated with the impact of changes in the estimated useful lives of property and equipment, as compared to $220.7 million, or 7% of total net sales, in fiscal 2001; and (v) stock compensation expense of $41.1 million in fiscal 2002, or 4% of total net sales, as compared to $18.2 million, or less than 1% of total net sales, in fiscal 2001. The negative impact on gross margin in fiscal 2002 was offset by the following: (i) consumption of inventories previously written down that had an original cost of $77.4 million, or 7% of total net sales; and (ii) contract cancellation payments of $44.9 million, or 4% of total net sales, from our customers as discussed above.

     Gross margin decreased in fiscal 2001 from fiscal 2000 primarily due to the following factors: (i) inventory write-downs and loss incurred on purchase commitments on inventories of approximately $570.4 million resulting from lower sales estimates for future periods and product consolidations and discontinuations in connection with the Global Realignment Program; (ii) the impact of purchase accounting adjustments of $71.5 million to reflect the fair value of inventory associated with acquired entities; and (iii) stock compensation expense of $18.2 million.

     Our gross margin can be affected by a number of factors, including product mix, customer mix, applications mix, product demand, pricing pressures, manufacturing constraints, higher costs resulting from new production facilities, product yield and acquisitions of businesses that may have different margins than ours. If actual orders do not match our forecasts, we may have excess or shortfalls of some materials and components as well as excess inventory purchase commitments. Furthermore, we could experience reduced or delayed product shipments or incur additional inventory write-downs and cancellation charges or penalties, which would increase our costs and could seriously harm our business. Considering these factors, gross margin fluctuations are difficult to predict and there can be no assurance that we will achieve or maintain gross margin percentages at historical levels in future periods.

Research and Development Expense:

     Research and development (“R&D”) expense was $254.8 million in fiscal 2002, compared to $325.9 million in fiscal 2001 and $113.4 million in fiscal 2000. The decrease in R&D spending in fiscal 2002 from fiscal 2001 reflects the cost reductions resulting from our Global Realignment Program, which included the elimination of certain product development programs and workforce reductions. The decrease in R&D spending was partially offset by the following: (i) stock compensation expense of $31.3 million in fiscal 2002 primarily associated with SDL and OPA, compared to $12.1 million in fiscal 2001; (ii) the inclusion of $13.4 million of additional R&D expenses from our acquisitions of IBM’s optical transceiver business and Scion in fiscal 2002; and (iii) costs other than restructuring charges under the Global Realignment Program of $8.2 million in fiscal 2002, as compared to $2.9 million in fiscal 2001. The increase in R&D expense as a percentage of total net sales was due to our net sales declining more rapidly than our R&D spending.

     The increase in R&D spending in fiscal 2001 over fiscal 2000 was primarily due to the continued development and enhancement of our transmission and network components and thin film filters products, and the inclusion of our acquisition of E-TEK completed at the end of fiscal 2000.

     We believe that continued investment in R&D is critical to attaining our strategic objectives. However, due to our Global Realignment Program, we expect our absolute dollar amount of R&D expenses to decline in fiscal 2003. There can be no assurance that improved processes or commercial products will result from our R&D projects.

Selling, General and Administrative Expense:

     Selling, general and administrative (“SG&A”) expense was $382.9 million in fiscal 2002, compared to $818.1 million in fiscal 2001 and $172.9 million in fiscal 2000. SG&A expenses in fiscal 2001 included a one-time charge of $300.9 million of indirect acquisition costs paid to certain SDL executives. Excluding this one-time charge, the decrease in SG&A spending in fiscal 2002 from fiscal 2001 was primarily due to the following: (i) lower personnel-related expenses resulting from the reductions of workforce; (ii) lower commission expenses due to the decline in sales; and (iii) lower payroll tax expenses on non-qualified stock option exercises. These cost reductions were primarily offset by higher depreciation charges from the implementation of our Enterprise Resource Planning (“ERP”) software and the inclusion of $9.6 million of SG&A expenses from our acquisitions of IBM’s optical transceiver business and Scion in fiscal 2002. The increase in SG&A expense as a percentage of total net sales was due to our net sales declining more rapidly than our SG&A spending.

     Excluding the one-time charge of $300.9 million of indirect acquisition costs paid to certain SDL executives, the increase in SG&A expense in fiscal 2001 over fiscal 2000 was primarily due to the following: (i) higher personnel-related costs to support the growth in sales and operations; (ii) expansion of our information systems infrastructure; (iii) inclusion of SG&A expenses from our E-TEK and SDL acquisitions; (iv) stock compensation charges of $24.2 million associated with certain of our acquisitions; (v) increase in bad debt expense of $25.6 million; (vi) litigation settlement of approximately $22.8 million; and (vii) higher payroll tax expenses related to the exercise of non-qualified stock options of $20.9 million.

     During the first quarter of fiscal 2003, we entered into an agreement to upgrade our current ERP software and to outsource the operations and maintenance of the upgraded applications. This decision is expected to result in increased depreciation during fiscal 2003 as a result of a change in the estimated useful life of the related software and license fees as well as the computing hardware. Although the accelerated depreciation will increase our SG&A expenses in fiscal 2003, we expect the overall level of our SG&A expenses to continue to decrease as a result of our continued efforts to reduce expenses under the Global Realignment Program.

Amortization of Purchased Intangibles:

     In fiscal 2002, amortization of purchased intangibles was $1,308.7 million, compared to $5,387.0 million in fiscal 2001 and $896.9 million in fiscal 2000. The decrease in amortization expense in fiscal 2002 over fiscal 2001 was primarily due to the write-downs of the carrying amounts of our goodwill and other intangible assets as a result of the impairment analyses performed in accordance with SFAS No. 121 (please refer to the “Reduction in Goodwill and Other Intangibles” section below for further discussion).

     The increase in amortization expense in fiscal 2001 over fiscal 2000 was primarily due to the additional goodwill and other intangible assets related to our acquisitions of SDL, OPA, Iridian and Epion in fiscal 2001 and E-TEK at the end of fiscal 2000.

     The impact of amortization expense on our results of operations is expected to decline in the future. If the current unfavorable economic downturn continues and our revenue forecasts continue to decrease, our remaining intangible assets may be impaired, thereby requiring us to write down their carrying value further. In addition, beginning July 1, 2002, goodwill is no longer amortized in accordance with SFAS No. 142. As of June 30, 2002, the carrying amount of our goodwill was $332.2 million.

Acquired In-process Research and Development:

     In fiscal 2002, we recorded charges of $25.3 million for acquired in-process research and development (“IPR&D”) resulting from our acquisition of IBM’s optical transceiver business ($22.1 million) and Scion ($3.2 million). In fiscal 2001, we recorded charges of $393.2 million resulting from the acquisition of SDL ($380.7 million), OPA ($3.0 million), Iridian ($0.6 million) and Epion ($8.9 million). In fiscal 2000, we recorded charges of $360.7 million resulting from the acquisition of EPITAXX ($16.7 million), SIFAM ($3.0 million), OCLI ($84.1 million), Cronos ($6.3 million) and E-TEK ($250.6 million). These amounts were expensed on the acquisition dates because the acquired technology had not yet reached technological feasibility and had no future alternative uses. There can be no assurance that acquisition of businesses, products or technologies by us in the future will not result in substantial charges for acquired IPR&D.

     A description of the acquired IPR&D, stage of development, estimated date of completion and costs to complete for our fiscal 2002 acquisitions, as well as the current status of the acquired IPR&D projects for each acquisition prior to fiscal 2002 can be found at the end of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reduction of Goodwill and Other Long-Lived Assets:

     During fiscal 2002 and 2001, we recorded $5,979.4 million and $50,085.0 million, respectively, of reductions of goodwill and other long-lived assets in accordance with SFAS No. 121, excluding asset write-downs associated with the Global Realignment Program. No such charges were recorded in fiscal 2000. The following table summarizes the components of the reductions of goodwill and other long-lived assets in total and by operating segments (in millions):

	Years Ended June 30,

	2002	2001

Goodwill	$4,360.8	$49,699.5
Other intangible assets	1,243.1	375.3
Property, plant and equipment	375.5	10.2

Total reductions of goodwill and other long-lived assets	$5,979.4	$50,085.0

By Operating Segments:

Transmission and Network Components:
Goodwill	$3,808.4	$48,581.4
Other intangible assets	1,031.6	298.1
Property, plant and equipment	308.3	1.6

Total	$5,148.3	$48,881.1

Thin Film Products and Instrumentation:
Goodwill	$552.4	$1,118.1
Other intangible assets	211.5	77.2
Property, plant and equipment	67.2	8.6

Total	$831.1	$1,203.9

Fiscal 2002:

     As part of our quarterly reviews of financial results for fiscal 2002, we evaluated the carrying value of our long-lived assets, including significant amounts of goodwill and other intangible assets recorded in connection with our various acquisitions. The assessments were performed pursuant to SFAS No. 121 because of the prolonged economic downturn affecting our operations and expected future sales. As we determined that the continued decline in market conditions within our industry was significant and other-than-temporary during the second, third and fourth quarters of fiscal 2002, we recorded charges to reduce goodwill and other long-lived assets based on the amounts by which the carrying amounts of these assets exceeded their fair value. Fair value was determined based on discounted future cash flows for the operating entities that had separately identifiable cash flows. During the fourth quarter of fiscal 2002, we were required to value certain of our tangible long-lived assets using specific appraisals because the remaining goodwill associated with certain asset groupings had been completely written down.

Second-Quarter Write-Downs:

     We recorded total write-downs of $1,267.6 million, of which $1,265.1 million was related to goodwill and $2.5 million was related to other intangible assets. The goodwill and other intangible assets were primarily associated with the acquisition of SDL and OCLI. We assumed a cash flow period of 5 years, long-term annual growth rates of 5% to 60%, a discount rate of 14%, and terminal values were based upon estimated terminal growth rates of 5% to 7%.

Third-Quarter Write-Downs:

     We recorded total write-downs of $3,884.1 million, of which $2,871.5 million was related to goodwill, $925.3 million was related to other intangible assets and $87.3 million was related to property, plant and equipment. The goodwill and other intangible assets were primarily associated with the acquisition of JDS FITEL, SDL, E-TEK and OCLI. We assumed a cash flow period of 5 years, long-term annual growth rates of 4% to 35%, a discount rate of 14%, and terminal values were based upon estimated terminal growth rates of 5% to 7%.

Fourth-Quarter Write-Downs:

     We recorded total write-downs of $785.7 million, of which $193.0 million was related to goodwill, $304.5 million was related to other intangible assets and $288.2 million was related to property, plant and equipment. The goodwill and other intangible assets were primarily associated with the acquisition of EPITAXX, JDS FITEL and SDL. We assumed a cash flow period of 5 years, long-term annual growth rates of 10% to 50%, a discount rate of 14%, and terminal values were based upon an estimated terminal growth rate of 7%.

     The assumptions supporting the estimated future cash flows for all impairment analyses, including the long-term annual growth rates, discount rates and terminal values, reflect management’s best estimates. The discount rates were based upon our weighted average cost of capital as adjusted for the risks associated with our operations.

Other Write-Downs:

     As a result of the Phase 2 restructuring activities in the first quarter of fiscal 2002, we restructured certain of our businesses and realigned our operations to focus on our more attractive markets and core opportunities. In the process, we abandoned certain redundant products and product platforms and reduced our workforce that had been valued in previous acquisitions. In accordance with SFAS No. 121, we wrote down the related intangible assets to their fair value, which was deemed to be zero, and recorded total charges of $42.0 million, of which $31.2 million was related to goodwill and $10.8 million was related to other intangible assets.

Fiscal 2001:

     Beginning in the third quarter of fiscal 2001, we evaluated the carrying value of our long-lived assets pursuant to SFAS No. 121 because of the prolonged economic downturn affecting our operations and expected future sales. As we determined that the continued decline in market conditions within our industry was significant and other-than-temporary during the third and fourth quarters of fiscal 2001, we recorded charges to reduce goodwill and other long-lived assets based on the amounts by which the carrying amounts of these assets exceeded their fair value. Fair value was determined based on discounted future cash flows for the operating entities that had separately identifiable cash flows.

Third-Quarter Write-Downs:

     We recorded total write-downs of $39,777.1 million related to goodwill primarily associated with the acquisition of SDL, E-TEK and OCLI. We assumed a cash flow period of 5 years, long-term annual growth rates of 15% to 40%, a discount rate of 13%, and terminal values were based upon an estimated terminal growth rate of 7%.

Fourth-Quarter Write-Downs:

     We recorded total write-downs of $6,934.3 million, of which $6,846.9 million was related to goodwill, $77.2 million was related to other intangible assets and $10.2 million was related to property, plant and equipment. The goodwill and other intangible assets were primarily associated with the acquisition of SDL, E-TEK and OCLI. We assumed a cash flow period of 5 years, long-term annual growth rates of 15% to 60%, a discount rate of 14.5%, and terminal values were based upon an estimated terminal growth rate of 7%.

     The assumptions supporting the estimated future cash flows for all impairment analyses, including the long-term annual growth rates, discount rates and terminal values, reflect management’s best estimates. The discount rates were based upon our weighted average cost of capital as adjusted for the risks associated with our operations.

Other Write-Downs:

     As a result of the Phase 1 restructuring activities in the fourth quarter of fiscal 2001, we restructured certain of our businesses and realigned our operations to focus on our more attractive markets and core opportunities. In the process, we abandoned certain redundant products and product platforms and reduced our workforce that had been valued in previous acquisitions. In accordance with SFAS No. 121, we wrote down the related intangible assets to their fair value, which was deemed to be zero, and recorded total charges of $3,373.6 million, of which $3,075.5 million was related to goodwill and $298.1 million was related to other intangible assets.

Global Realignment Program Charges (Restructuring and Other Charges):

Overview:

     In April 2001, we initiated the Global Realignment Program, under which we are restructuring our business in response to the economic downturn in the telecommunications industry. Through the end of fiscal 2002, we implemented three phases of restructuring activities and recorded restructuring charges of $264.3 million (“Phase 1”) in fiscal 2001, $243.0 million (“Phase 2”) and $42.0 million (“Phase 3”) in fiscal 2002. These restructuring charges were offset by total adjustments and cash proceeds received of $25.0 million. In addition, we recorded other charges of $236.5 million in fiscal 2001 and $182.7 million in fiscal 2002 related to the Global Realignment Program.

     Under the Global Realignment Program, we are consolidating and reducing our manufacturing, research and development, sales and administrative facilities in North America, Europe and Asia-Pacific. The total number of sites closed or scheduled for closure is 25. Based on decisions made through the end of fiscal 2002, we will reduce our total workforce by approximately 16,550 employees. As of June 30, 2002, 15,450 employees have been terminated.

Phase 1 Restructuring Activities:

     The following table summarizes our Phase 1 restructuring activities from inception through the end of fiscal 2002 (in millions):

	Workforce	Facilities and	Lease
	Reduction	Equipment	Commitments	Total

Total restructuring charges — Phase 1	$79.1	$122.2	$63.0	$264.3
Cash payments	(24.9)	—	(0.9)	(25.8)
Non-cash charges	(11.1)	(122.2)	—	(133.3)

Balance as of June 30, 2001	43.1	—	62.1	105.2
Cash payments	(31.3)	—	(17.0)	(48.3)
Adjustments	(10.5)	5.1	0.7	(4.7)
Cash proceeds in excess of salvage value	—	(2.4)	—	(2.4)
Non-cash charges	—	(2.7)	—	(2.7)

Balance as of June 30, 2002	$1.3	$—	$45.8	$47.1

     In connection with the Phase 1 restructuring activities, management with the appropriate level of authority approved and committed us to plans to close 9 sites, vacate buildings at the closed sites as well as at continuing operations, and reduce our workforce by approximately 8,800 employees. These sites were located in Asheville, North Carolina; Bracknell, United Kingdom; Freehold, New Jersey; Hillend, United Kingdom; Oxford, United Kingdom; Richardson, Texas; Rochester, New York; Shunde, China; and Taipei, Taiwan.

Workforce Reduction:

     During the fourth quarter of fiscal 2001, we recorded total charges of $79.1 million primarily related to severance and fringe benefits associated with the reduction of approximately 8,800 employees, which includes non-cash severance charges of $11.1 million related to the modification of a former executive’s stock options. During fiscal 2002, we recorded a decrease of $10.5 million to the accrual balance, as the actual amounts paid for such charges were lower than originally estimated.

     Of the 8,800 terminations for which costs have been accrued, approximately 8,100 were engaged in manufacturing, 200 in research and development, and 500 in selling, general and administrative functions. Approximately 7,100, 900, and 800 were located in North America, Europe and Asia-Pacific, respectively. As of June 30, 2002, we have completed our Phase 1 workforce reduction. The remaining accrual balance reflects ongoing severance and benefit payments to the terminated employees.

Facilities and Equipment and Lease Commitments:

     During the fourth quarter of fiscal 2001, property and equipment that were disposed of or removed from operations resulted in a charge of $122.2 million, of which $89.3 million was related to the Transmission and Network Components operating segment, $29.4 million was related to the Thin Film Products and Instrumentation operating segment and $3.5 million was related to other operating segments. The property and equipment write-downs consisted primarily of owned buildings, leasehold improvements, computer equipment and related software, production and engineering equipment, and office equipment, furniture and fixtures. During fiscal 2002, we recorded total adjustments of $5.1 million primarily due to additional declines in the fair market value of owned buildings held for disposal. In addition, we received approximately $2.4 million of cash proceeds in excess of the estimated salvage value of certain restructured assets sold through auctions.

     We have substantially completed the disposal of our restructured assets through auctions, donations and scrapping of the assets. The remaining assets are primarily owned buildings that could not be sold within 12 months as was previously expected. The market conditions in the cities where these buildings are located, Plymouth, United Kingdom and Taipei, Taiwan, have continued to weaken during fiscal 2002. This was exacerbated with the continued economic downturn in the telecommunications industry. We currently anticipate disposing of these assets within the next 6 to 12 months.

     During the fourth quarter of fiscal 2001, we incurred charges of $63.0 million for exiting and terminating leases primarily related to excess or closed facilities with planned exit dates. We estimated the cost of exiting and terminating the facility leases based on the contractual terms of the agreements and real estate market conditions. During fiscal 2002, we recorded a net increase of $0.7 million to the accrual balance. This adjustment consisted of an increase of $8.4 million due to changes in real estate market conditions, which resulted in changes regarding estimated vacancy periods and sublease income, offset by a decrease of $7.7 million as a result of negotiating subleases and termination agreements. We anticipate that it will take approximately 5 to 54 months to sublease the remaining various vacated properties. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2018.

Phase 2 Restructuring Activities:

     The following table summarizes our Phase 2 restructuring activities from inception through the end of fiscal 2002 (in millions):

	Workforce	Facilities and	Lease
	Reduction	Equipment	Commitments	Total

Total restructuring charges — Phase 2	$55.8	$141.3	$45.9	$243.0
Cash payments	(47.2)	—	(13.6)	(60.8)
Adjustments	(5.0)	(2.9)	(6.8)	(14.7)
Cash received in excess of salvage value	—	(3.2)	—	(3.2)
Non-cash charges	—	(135.2)	—	(135.2)

Balance as of June 30, 2002	$3.6	$—	$25.5	$29.1

     In connection with the Phase 2 restructuring activities, management with the appropriate level of authority approved and committed us to plans to close 8 sites, vacate buildings at the closed sites as well as at continuing operations, and reduce our workforce by approximately 5,400 employees. These sites were located in Arnhem, Netherlands; Gloucester, Massachusetts; Manteca, California; Plymouth, United Kingdom; Victoria, British Columbia; Witham, United Kingdom; and two sites in Ottawa, Ontario.

Workforce Reduction:

     During the first quarter of fiscal 2002, we recorded total charges of $55.8 million primarily related to severance and fringe benefits associated with the reduction of approximately 5,400 employees. During fiscal 2002, we recorded a decrease of $5.0 million to the accrual balance, as the actual amounts paid for such charges were lower than originally estimated.

     Of the 5,400 terminations for which costs have been accrued, approximately 4,500 were engaged in manufacturing, 400 in research and development, and 500 in selling, general and administrative functions. Approximately 5,050, 300, and 50 were located in North America, Europe and Asia-Pacific, respectively. As of June 30, 2002, approximately 5,200 employees have been terminated. We expect to complete our Phase 2 workforce reduction by the end of the first quarter of fiscal 2003.

Facilities and Equipment and Lease Commitments:

     During the first quarter of fiscal 2002, property and equipment that were disposed of or removed from operations resulted in total charges of $141.3 million, of which $129.5 million was related to the Transmission and Network Components operating segment and $11.8 million was related to the Thin Film Products and Instrumentation operating segment. The property and equipment write-downs consisted primarily of leasehold improvements, computer equipment and related software, production and engineering equipment, and office equipment, furniture and fixtures. During fiscal 2002, we recorded total adjustments of $2.9 million as a result of differences between the actual and estimated net book value of assets written down. In addition, we received approximately $3.2 million of cash proceeds in excess of the estimated salvage value of certain restructured assets sold through auctions. We expect to substantially complete our disposal of the restructured assets by the end of the first quarter of fiscal 2003.

     During the first quarter of fiscal 2002, we accrued total charges of $45.9 million for exiting and terminating leases primarily related to excess or closed facilities with planned exit dates. We estimated the cost of exiting and terminating the facility leases based on the contractual terms of the agreements and real estate market conditions. During fiscal 2002, we recorded a net decrease of $6.8 million to the accrual balance. This adjustment consisted of a decrease of $7.4 million due to changes in real estate market conditions, which resulted in changes regarding estimated vacancy periods and sublease income, offset by an increase of $0.6 million as a result of negotiating subleases and termination agreements. We anticipate that it will take approximately 12 to 35 months to sublease the remaining various vacated properties. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2011.

Phase 3 Restructuring Activities:

     The following table summarizes our Phase 3 restructuring activities from inception through the end of fiscal 2002 (in millions):

	Workforce	Facilities and	Lease
	Reduction	Equipment	Commitments	Total

Total restructuring charges — Phase 3	$26.7	$10.4	$4.9	$42.0
Cash payments	(12.0)	—	—	(12.0)
Non-cash charges	—	(10.4)	—	(10.4)

Balance as of June 30, 2002	$14.7	$—	$4.9	$19.6

     In connection with the Phase 3 restructuring activities, management with the appropriate level of authority approved and committed us to plans to close 7 sites, vacate buildings at the closed sites and reduce our workforce by approximately 1,600 employees. These sites were located in Columbus, Ohio; Eatontown, New Jersey; San Jose, California; Sydney, Australia; Toronto, Ontario; Torquay, United Kingdom; and Waghaeusel-Kirrlach, Germany. Implementation of plans relative to the sites located in Torquay, United Kingdom and Waghaeusel-Kirrlach, Germany are subject to consultation with employee representatives under applicable laws. The operations located in the San Jose, California site are related to our commercial laser unit and are scheduled to be moved to a new location in Santa Rosa, California. Portions of the operations at the Eatontown, New Jersey site are to be relocated.

Workforce Reduction:

     During the fourth quarter of fiscal 2002, we recorded total charges of $26.7 million primarily related to severance and fringe benefits associated with the reduction of approximately 1,600 employees. Of the 1,600 terminations for which costs have been accrued, approximately 1,100 were engaged in manufacturing, 300 in research and development, and 200 in selling, general and administrative functions. Approximately 1,200, 200 and 200 were located in North America, Europe and Asia-Pacific, respectively. As of June 30, 2002, approximately 700 employees have been terminated. We expect to complete our Phase 3 workforce reduction by the end of the fourth quarter of fiscal 2003.

Facilities and Equipment and Lease Commitments:

     During the fourth quarter of fiscal 2002, property and equipment that were disposed of or removed from operations resulted in total charges of $10.4 million related to the Transmission and Network Components operating segment. The property and equipment write-downs consisted primarily of leasehold improvements, computer equipment and related software, production and engineering equipment, and office equipment, furniture and fixtures. We expect to complete the disposal of these assets by the end of the fourth quarter of fiscal 2003.

     During the fourth quarter of fiscal 2002, we accrued total charges of $4.9 million for exiting and terminating leases primarily related to excess or closed facilities with planned exit dates. We estimated the cost of exiting and terminating the facility leases based on the contractual terms of the agreements and real estate market conditions. We anticipate that it will take approximately 5 to 54 months to sublease the remaining various vacated properties. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2009.

Other Charges:

     As a result of the Phase 1, 2 and 3 restructuring activities, we incurred total other charges of $419.2 million related to the Global Realignment Program. Details of the components of the other charges were as follows (in millions):

	Years Ended June 30,

	2002	2001

Additional charges resulting from a change in estimated useful life of property and equipment	$164.7	$6.4
Write-down of inventories	—	173.5
Purchase commitments and other obligations	(7.4)	55.6
Workforce reduction	12.3	0.2
Lease commitments	6.4	—
Moving and other costs	6.7	0.8

Total other charges	$182.7	$236.5

     During fiscal 2002 and 2001, we recorded $164.7 million and $6.4 million, respectively, of additional charges resulting from a change in the estimated useful life of property and equipment. Total amount recorded in fiscal 2002 was net of $3.8 million of cash proceeds in excess of the estimated salvage value of certain restructured assets sold through auctions. These charges include additional depreciation from a change in the estimated useful life and the write-downs on property and equipment that were identified for disposal but remained in use until the date of disposal.

     During fiscal 2001, we recorded inventory write-downs, purchase commitments and other obligations of $229.1 million resulting from product consolidations and discontinuations in connection with the Global Realignment Program. During fiscal 2002, we recorded an adjustment of $7.4 million to the purchase commitment accrual balance, as the actual cash payments were lower than originally estimated.

     During fiscal 2002 and 2001, we recorded workforce reduction charges of approximately $12.3 million and $0.2 million, respectively, which included payments for severance and fringe benefits that were not associated with a formal plan of termination, retention bonuses and employee relocation costs. The severance and fringe benefits charges were incurred as a result of the reduction of approximately 750 employees, consisting of approximately 600 in manufacturing, 50 in research and development, and 100 in selling, general and administrative functions. Approximately 150, 100 and 500 were located in North America, Europe and Asia-Pacific, respectively. As of June 30, 2002, all 750 employees have been terminated and severance and benefit payments to these employees have been paid in full.

     During fiscal 2002, we announced the closure of one site at Piscataway, New Jersey. Lease commitments of $6.4 million was related primarily to exiting and terminating building leases at this site and other continuing operations. We estimated the cost of exiting and terminating the facility leases based on the contractual terms of the agreements and the real estate market conditions. We anticipate that it will take approximately 12 to 54 months to sublease the vacated properties. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2011.

     During fiscal 2002 and 2001, we incurred moving and other costs of $6.7 million and $0.8 million, respectively, related to the physical relocation of certain facilities and equipment from buildings that we have disposed or planned to dispose.

     Other charges were recorded in our Consolidated Statements of Operations as follows (in millions):

	Years Ended June 30,

	2002	2001

Cost of sales	$124.6	$220.7
Research and development	8.2	2.9
Selling, general and administrative	49.9	12.9

Total other charges	$182.7	$236.5

     As of June 30, 2002, the accrual balance related to other charges was $25.3 million, consisting primarily of purchase and lease commitments and other obligations. The accrual balance was included in “Other current liabilities” in our Consolidated Balance Sheet.

Recommissioning of Assets:

     Since the beginning of 2001, the telecommunications industry has experienced a dramatic downturn and has remained very volatile. In April 2001, we implemented our Global Realignment Program based on the best information available at the time. Management with the appropriate level of authority approved and committed us to execute the Global Realignment Program. As we continued to execute our restructuring plans to realign our operations and consolidate the facilities, we recommissioned certain property and equipment that had previously been removed from operations and fully depreciated or written down under the Global Realignment Program. These assets are being placed back into service due to the following reasons: (i) unanticipated changes in the industry and customer demand for certain product lines, (ii) impact of unforeseen warranty obligations, and (iii) changes in initial estimates. The total net book value of the recommissioned property and equipment at the time of the write-downs was $27.7 million, of which $15.9 million was related to the Transmission and Network Components operating segment, $10.7 million was related to the Thin Film Products and Instrumentation operating segment and $1.1 million was related to other operating segments. The recommissioned property and equipment were put back into use with a carrying value of $0. Based on the dates these assets were placed back into service, we would have incurred additional depreciation expense of $1.5 million in fiscal 2002.

Interest and Other Income, Net:

     Net interest and other income was $48.3 million in fiscal 2002, compared to $48.5 million in fiscal 2001 and $35.3 million in fiscal 2000. The decrease in fiscal 2002 over fiscal 2001 was primarily attributable to a decline in interest income as a result of lower interest rates and lower average daily cash and investment balances. However, during fiscal 2002, we changed our investment portfolio mix of taxable and tax-exempt securities to taxable securities only, which resulted in additional interest income.

     The increase in net interest and other income in fiscal 2001 over fiscal 2000 was the result of higher average daily cash and investment balances obtained through cash generated from operating activities, proceeds from sale of Nortel common stock, our acquisition of E-TEK at the end of fiscal 2000 and proceeds from the issuance of common stock under our stock option and stock purchase plans.

Gain on Sale of Subsidiaries:

     In fiscal 2002, we sold 80.1% of our ownership in Iridian to IST Holdings for $1.1 million in cash, and retained the remaining 19.9%. After adjusting for the net costs of the assets sold and the expenses associated with the divestiture, we realized a gain of $0.1 million from the transaction.

     In fiscal 2001, we completed the sale of our Zurich, Switzerland subsidiary to Nortel for 65.7 million shares of Nortel common stock valued at $1,953.3 million. After adjusting for the net costs of the assets sold and the expenses associated with the divestiture, we realized a gain of $1,770.2 million from the transaction.

Gain (Loss) on Sale of Investments:

     In fiscal 2002, we recognized total gains of $15.0 million primarily from sales of certain non-marketable equity securities and fixed income securities. In fiscal 2001, we sold 41.0 million shares of Nortel common stock for total proceeds of $659.2 million, resulting in a realized loss of $559.1 million.

Reduction in Fair Value of Investments:

     In fiscal 2002, we recorded $225.8 million of other-than-temporary reductions in fair value of our available-for-sale and non-marketable investments, compared to $522.1 million in fiscal 2001. When the carrying value of an investment exceeds the fair value and the decline in fair value is deemed to be other-than-temporary, we write down the value of the investment to its fair value. The write-downs in fiscal 2002 consisted of $187.3 million related to our investment in Nortel common stock, $9.6 million related to other available-for-sale investments and $28.9 million related to non-marketable equity securities. The write-downs in fiscal 2001 consisted of $511.8 million related to our investment in Nortel common stock and $10.3 million related to other available-for-sale investments.

     Should the fair value of our investments continue to decline in the future, we may be required to record additional charges if the decline is determined to be other-than-temporary.

Loss on Equity Method Investments, Net:

     In fiscal 2002, we recorded charges of $54.6 million related to our equity method investments, compared to $883.9 million in fiscal 2001. The charges consisted of: (i) $40.0 million in fiscal 2002 related to our pro rata share of net losses in ADVA and other equity method investments, compared to a pro rata share of net losses of $3.0 million in fiscal 2001; (ii) $13.9 million in fiscal 2002 related to a charge to write down the carrying value of our investment in ADVA due to an other-than-temporary decline in its market value, compared to $744.7 million in fiscal 2001; and (iii) $0.7 million of amortization expense in fiscal 2002 related to the difference between the cost of the investment and the underlying equity in the net assets of ADVA, compared to $136.2 million in fiscal 2001.

     The carrying value of our investment in ADVA was reduced to $0 in the second quarter of fiscal 2002, and no further pro rata share of ADVA’s net losses was recorded thereafter as we had no commitment to provide additional funding to ADVA. Should ADVA report net income in future periods, we will resume applying the equity method after our pro rata share of ADVA’s net income exceeds our pro rata share of ADVA’s net losses not recognized during the periods the equity method was suspended.

Income Tax Expense (Benefit):

     We recorded $237.3 million of income tax expense in fiscal 2002, $371.9 million of income tax benefit in fiscal 2001 and $74.9 million of income tax expense in fiscal 2000. The expected tax benefit derived by applying the federal statutory rate to the operating loss in fiscal 2002 differed from the income tax expense recorded primarily due to non-deductible acquisition-related charges, increases to our valuation allowance for deferred tax assets and reductions in our deferred tax assets recorded in prior years attributable to assumed employee stock options that have been cancelled or exercised when the share value on the option exercise dates was less than the value recorded for purchase accounting purposes. The expected tax benefit derived by applying the federal statutory rate to our operating losses in fiscal 2001 and 2000 differed from the income tax provision recorded primarily due to non-deductible acquisition-related charges and increases to our valuation allowance for deferred tax assets.

     At June 30, 2002, our valuation allowance for deferred tax assets was $2,270.3 million. Our valuation allowance reduced our net deferred tax assets as of June 30, 2002 to $68.0 million, an amount representing foreign income taxes recoverable from prior years. Approximately $22.3 million of our valuation allowance for deferred tax was attributable to acquisition-related items that if and when realized in future periods, will first reduce unamortized goodwill, then other non-current intangible assets of acquired subsidiaries, and then income tax expense. Approximately $473.0 million of our valuation allowance for deferred tax assets was attributable to stock option deductions, the benefit of which will be credited to additional paid-in capital when realized.

     During fiscal 2002, the Company received $34.9 million of federal income tax refunds as a result of the enactment of the Job Creation and Worker Assistance Act of 2002. The legislative change that was signed by President Bush on March 9, 2002 extended the federal net operating loss carryback period from 2 to 5 years for net operating losses sustained by us in fiscal 2002 and 2001. Approximately $23.0 million of the federal income tax refunds received were attributable to stock options, the benefit of which has been recorded to additional paid-in capital.

Operating Segment Information:

     Transmission and Network Components. Net sales for the Transmission and Network Components operating segment were $767.5 million in fiscal 2002, a decrease of $1,902.8 million, or 71%, from fiscal 2001. The decline in net sales was primarily due to lower demand for our telecommunications products and lower average selling price caused by the downturn in the telecommunications industry, which resulted in a decrease in network deployment and capital spending by telecommunications carriers. Operating loss as a percentage of net sales was 114% in fiscal 2002, as compared to an operating income of 9% of net sales in fiscal 2001. The decrease was primarily due to a significant decline in sales coupled with lower average selling prices, a higher fixed cost base as a percentage of net sales, charges associated with the implementation of our Global Realignment Program, and inventory write-downs.

     Thin Film Products and Instrumentation. Net sales for the Thin Film Products and Instrumentation operating segment were $323.9 million in fiscal 2002, a decrease of $236.8 million, or 42%, from fiscal 2001. The decrease in our net sales in fiscal 2002 was primarily due to lower demand for our instrumentation products, commercial laser products and thin film products for telecommunications markets as a result of the industry downturn. However, we saw sequential growth in this segment in the third and fourth quarters due to strong demand for our thin film products for display and security markets. Operating loss as a percentage of net sales was 1% in fiscal 2002, as compared to an operating income of 33% of net sales in fiscal 2001. The decrease was primarily due to a significant decline in sales coupled with lower average selling prices, a higher fixed cost base as a percentage of net sales, charges associated with the implementation of our Global Realignment Program, and inventory write-downs.

Liquidity and Capital Resources

     We had a combined balance of cash, cash equivalents and short-term investments of $1,450.4 million at June 30, 2002. Our total debt outstanding was $2.9 million at June 30, 2002.

     Operating activities generated $85.7 million in cash during fiscal 2002, primarily resulting from our net loss adjusted for: (i) non-cash accounting charges for depreciation and amortization, stock-based compensation, write-off of acquired in-process research and development, loss on disposal of property and equipment, reduction of goodwill and other long-lived assets, non-cash restructuring costs associated with our Global Realignment Program, reduction in the fair value of investments and loss on equity method investments; (ii) a decrease in accounts receivable and inventories; and (iii) a decrease in net deferred income taxes. These items were partially offset by gains on sale of investments, which were accounted for as an investing activity, and a decrease in our accounts payable and other liabilities. Our operating cash flows were favorably affected by $121.8 million in tax refunds received in fiscal 2002.

     Accounts receivable were lower in fiscal 2002 due to a decline in net sales and improved collections. Days sales outstanding in accounts receivable declined to 55 days at June 30, 2002 from 72 days at June 30, 2001. Inventory levels were lower primarily as a result of lower purchase and production volumes and write-downs of excess and obsolete inventories.

     Net deferred income taxes decreased in fiscal 2002 primarily due to write-offs of deferred tax assets recorded in prior business combinations relating to assumed employee stock options that either expired unexercised or were exercised during the quarter when the market value of the underlying stock was less than the previously recorded value at the business combination date, and increases in the valuation allowance for domestic deferred tax assets recorded in prior periods due to reductions in our forecasts of future domestic taxable income.

     Cash used by investing activities was $472.7 million in fiscal 2002, primarily resulting from the following: (i) $181.7 million used for the purchases of available-for-sale and other investments, net of sales; (ii) $176.9 million used for the acquisition of businesses, net of cash acquired; and (iii) capital expenditures of $132.5 million. We expect to incur capital spending of approximately $70.0 million to $100.0 million in fiscal 2003.

     Our investments of surplus cash in money market instruments are made in accordance with an investment policy approved by our Board of Directors. In general, our investment policy requires that securities purchased and held be rated A1/P1, MIG-1, AA-/Aa3 or better. No securities may have an initial maturity that exceeds 36 months, and the average duration of our investment portfolio may not exceed 18 months. At any time, no more than 25% of the investment portfolio may be concentrated in a single issuer other than the U.S. government.

     Our financing activities provided cash of $32.3 million in fiscal 2002. We generated $65.1 million from the exercise of stock options and the sale of common stock through our employee stock purchase plans, offset by the repayment of $32.8 million in debt.

     With the exception of one operating lease, we do not engage in any off-balance sheet arrangement with unconsolidated entities or related parties. As of June 30, 2002, we had one master lease agreement with a special purpose entity (the “Lessor”), managed and administered by a trustee, for the development of manufacturing, research and development and administrative facilities in Melbourne, Florida and Raleigh, North Carolina. Under a related credit agreement, a group of financial institutions has committed to fund the Lessor a maximum of $59.6 million to develop the projects. As of June 30, 2002, $42.3 million has been drawn and no further withdrawal is permitted as the development of the projects has been completed. The lease has an initial term of five years, which began on August 4, 2000, and we have an option to renew the lease for two additional terms of one year each, subject to certain conditions. At any time prior to the expiration date of the lease, we may, at our option, purchase the properties from the Lessor for $44.6 million (the “Termination Value”), representing the principal balance of the loan and capitalized interest. If we elect not to purchase the properties, we may exercise our option to sell them to a third party at market value within 180 days before the end of the lease term. Under the sale option, we keep any sale proceeds in excess of the Termination Value. If the sale proceeds are below the Termination Value, we are obligated to make up the shortfall up to approximately $37.5 million. Neither the real estate assets nor the debt associated with the development of the projects was reflected on our Consolidated Balance Sheets. No officers or directors have any financial interest in this lease arrangement.

     As of June 30, 2002, we restricted $46.9 million of our short-term investments as collateral for specified obligations of the Lessor under the lease. These investment securities are restricted as to withdrawal and are managed by third parties subject to certain limitations under our investment policy. In addition, we must maintain a minimum consolidated tangible net worth, as defined, of $500.0 million.

     As of June 30, 2002, we had two standby letter of credit facilities totaling $7.3 million. In addition, we had an operating bank line of credit of $4.8 million. Advances under the line of credit bear interest at the Canadian prime rate. As of June 30, 2002, the interest rate was 4.25% and we had no outstanding borrowings under the line of credit.

     The following table summarizes our contractual cash obligations (excluding obligations incurred in the ordinary course of business such as accounts payable) as of June 30, 2002, and the effect these obligations are expected to have on our liquidity and cash flow in future periods (in millions):

	FY 2003	FY 2004	FY 2005	FY 2006	FY 2007	Thereafter	Total

Debt obligations	$2.5	$0.1	$0.1	$0.2	$—	$—	$2.9
Capital lease obligations, including interest expense	1.7	0.8	0.8	0.8	0.8	3.3	8.2
Operating lease obligations	37.4	27.9	22.5	62.4	12.7	27.1	190.0
Losses on purchase commitments	24.0	—	—	—	—	—	24.0

Total	$65.6	$28.8	$23.4	$63.4	$13.5	$30.4	$225.1

     As of June 30, 2002, operating lease obligations of $80.8 million in connection with our Global Realignment Program and losses on purchase commitments of $24.0 million were accrued in our Consolidated Balance Sheet.

     We expect to use approximately $250 to $300 million in cash in fiscal 2003, exclusive of acquisitions, if any, made during the year. We believe that our existing cash balances and investments will be sufficient to meet our liquidity and capital spending requirements at least through the next 12 months. However, possible investments in or acquisitions of complementary businesses, products or technologies may require the use of additional cash or financing prior to such time. In addition, if the current economic downturn remains protracted, we may need to expend our cash reserves to fund our operations. Our liquidity could be negatively affected by a continued decline in demand for our products, which are subject to rapid technological changes, or a reduction of capital expenditures by telecommunications carriers as a result of the economic downturn or other factors. There can be no assurance that additional debt or equity financing would be available if so required or, if available, could be secured on terms satisfactory to us.

Acquired In-Process Research and Development Projects

Scion:

     We performed an allocation of the total purchase price of Scion to its individual assets. Of the total purchase price, $3.2 million has been allocated to acquired IPR&D and was charged to expense in the fourth quarter of fiscal 2002. The remaining purchase price has been allocated specifically to identifiable assets acquired. The identifiable intangible assets included existing technology and core technology. The acquired IPR&D was comprised of advanced integrated waveguide devices.

     We have incurred post-acquisition costs of $0.2 million to date and estimate that an additional investment of approximately $0.8 million in research and development over the next 6 months will be required to complete the IPR&D. The nature of the efforts required to develop the purchased IPR&D into commercially viable products principally relates to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements. The differences between the actual outcome noted above and the assumptions used in the original valuation of the technology are not expected to have a significant impact on our results of operations and financial position.

IBM’s Optical Transceiver Business:

     We performed an allocation of the total purchase price of IBM’s optical transceiver business to its individual assets. Of the total purchase price, $22.1 million has been allocated to IPR&D and was charged to expense in the second quarter of fiscal 2002. The remaining purchase price has been allocated specifically to identifiable assets acquired. The identifiable intangible assets included existing technology, core technology, distribution agreements, supply/contract manufacturing agreements, real estate license agreement and non-competition agreement. The IPR&D was comprised of the following projects: (i) 10 gigabit 1310nm xenpak transceivers; (ii) small form factor fiber channel with digital optical monitoring and optical carrier; (iii) 10 gigabit 1310nm xenpak transceivers with digital optical monitoring / fiber channel; (iv) 10 gigabit 850nm xenpak transceivers; and (v) 10 gigabit 850nm XGP.

     We have incurred post-acquisition costs of $7.8 million to date and estimate that an additional investment of approximately $2.8 million in research and development over the next 9 months will be required to complete the IPR&D. Due to the uncertainty of market conditions, the 10 gigabit 1310nm xenpak transceivers with digital optical monitoring / fiber channel project has been put on hold, and the 10 gigabit 850nm xenpak transceivers and the 10 gigabit 850nm XGP projects were terminated as of June 30, 2002. The nature of the efforts required to develop the IPR&D into commercially viable products principally relates to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements. The differences between the actual outcome noted above and the assumptions used in the original valuation of the technology are not expected to have a significant impact our results of operations and financial position.

Other Acquired In-Process Research and Development Projects

     We periodically review the stage of completion and likelihood of success of each of the IPR&D projects. The current status of the IPR&D projects for all significant acquisitions during the past three years is as follows:

SDL:

     The products under development at the time of acquisition included: (i) pump laser chips; (ii) pump laser modules; (iii) Raman chips and amplifiers; (iv) external modulators and drivers; and (v) industrial laser products. The pump laser chips, industrial laser and Raman amplifier products have been completed at a cost consistent with our expectations. The external modulators and driver projects have been terminated at SDL and transferred to another division within the Company. The pump laser modules and Raman pumps are expected to be completed by the second quarter of fiscal 2003. We have incurred post-acquisition costs of $36.5 million through the end of fiscal 2002 with estimated costs to complete of $0.5 million. The differences between the actual outcome noted above and the assumptions used in the original valuation of the technology are not expected to have a significant impact on our results of operations and financial position.

Epion:

     The products under development at the time of acquisition included Gas Cluster Ion Beam technology used for atomic scale surface smoothing and cleaning where surface or film quality is of great importance. We have incurred post-acquisition costs of $4.2 million to date and estimate that a total investment of approximately $2.7 million in research and development over the next 12 months will be required to complete the IPR&D. The nature of the efforts required to develop the IPR&D into commercially viable products principally relates to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements. The differences between the actual outcome noted above and the assumptions used in the original valuation of the technology are not expected to have a significant impact on our results of operations and financial position.

E-TEK:

     The products under development at the time of acquisition included: (i) wavelength division multiplexers; (ii) submarine products; and (iii) other component products and modules. The wavelength division multiplexers and submarine products have been completed at a cost consistent with our expectations. Our projects for other components and modules included the development of attenuators, circulators, switches, dispersion equalization monitors and optical performance monitors. Our development efforts were completed at post-acquisition costs of $7.7 million. The differences between the actual outcome noted above and the assumptions used in the original valuation of the technology have not significantly affected our results of operations and financial position.

OCLI:

     The products under development at the time of the acquisition included: (i) thin film filters and switches; (ii) optical display and projection products; and (iii) light interference pigments. Thin film filters include switches and dispersion compensators. The MEMS 2x2 Switch development has been terminated at OCLI and transferred to another division within the Company. Thin film dispersion compensator research has been cancelled. We incurred post-acquisition costs of approximately $4.9 million. The optical display and projection products development has been terminated due to the uncertainty of current market conditions. Light interference pigments are currently in the commercial stage of the development cycle for this product family and these projects were completed in the third quarter of fiscal 2002. We have incurred post-acquisition research and development expenses of approximately $16.6 million. The differences between the actual outcome noted above and the assumptions used in the original valuation of the technology have not significantly affected our results of operations and financial position.

SIFAM:

     The products under development at the time of the acquisition included: (i) miniature couplers; (ii) combined components; and (iii) micro-optic devices. Miniature coupler development and combined components development were completed at a cost consistent with our expectations. Micro-optic device development was evaluated relative to similar efforts already underway within our organization. In the light of this evaluation, we decided to discontinue development in this area. The costs incurred post acquisition for micro-optic device development have been consistent with our expectations.

EPITAXX:

     The products under development at the time of the acquisition included: (i) high-speed receivers; and (ii) an optical spectrum analyzer product. The high-speed receivers and optical spectrum analyzers have been completed at costs consistent with our expectations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Investments

     We maintain an investment portfolio in a variety of financial instruments, including fixed and floating rate bonds, municipal bonds, auction instruments, money market instruments, corporate bonds and agency bonds. Part of our investment portfolio also includes minority equity investments in several publicly traded companies, the values of which are subject to market price volatility. These investments are generally classified as available-for-sale and, consequently, are recorded on our balance sheets at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity.

     Investments in both fixed-rate and floating-rate interest earning instruments carry a degree of interest rate risk. The fair market values of our fixed-rate securities decline if interest rates rise, while floating-rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may be less than expectations because of changes in interest rates or we may suffer losses in principal if forced to sell securities that have experienced a decline in market value because of changes in interest rates.

     The following tables present the hypothetical changes in fair value in the financial instruments held at June 30, 2002 and June 30, 2001 that are sensitive to changes in interest rates. These instruments are not leveraged or hedged and are held for purposes other than trading. The modeling technique used measures the change in fair values arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS over a 12-month horizon. Beginning fair values represent the principal plus accrued interest and dividends at June 30, 2002 and June 30, 2001. The following tables estimate the fair value of the portfolio at a 12-month horizon (in millions):

	Valuation of Securities				Valuation of Securities
	Given an Interest Rate				Given an Interest Rate
	Decrease of X Basis Points			Fair Value	Increase of X Basis Points
				as of
	150 BPS	100 BPS	50 BPS	June 30, 2002	50 BPS	100 BPS	150 BPS

U.S. Treasuries and agencies notes	$405	$404	$403	$402	$401	$400	$399
State, municipal and county government notes and bonds	365	364	363	362	361	360	359
Corporate bonds and commercial paper	234	234	233	233	232	231	231
Money market funds	168	168	168	168	168	168	168

Total	$1,172	$1,170	$1,167	$1,165	$1,162	$1,159	$1,157

	Valuation of Securities				Valuation of Securities
	Given an Interest Rate				Given an Interest Rate
	Decrease of X Basis Points			Fair Value	Increase of X Basis Points
				as of
	150 BPS	100 BPS	50 BPS	June 30, 2001	50 BPS	100 BPS	150 BPS

U.S. Treasuries and agencies notes	$51	$50	$50	$50	$49	$49	$48
State, municipal and county government notes and bonds	704	701	698	695	693	690	687
Corporate bonds and commercial paper	68	67	67	67	66	66	65
Money market funds	732	732	732	732	732	732	732

Total	$1,555	$1,550	$1,547	$1,544	$1,540	$1,537	$1,532

     The following analyses present the hypothetical changes in fair values of equity investments in publicly traded companies that are sensitive to changes in global equity markets. These equity securities are held for purposes other than trading. The modeling technique used measures the hypothetical change in fair values arising from selected hypothetical changes in each stock’s price. Stock price fluctuations of plus or minus 15%, 35%, and 50% were selected. The following tables estimate the fair value of the publicly traded corporate equities at a 12-month horizon (in millions):

	Valuation of Securities				Valuation of Securities
	Given X% Decrease				Given X% Increase
	in Each Stock’s Price			Fair Value	In Each Stock’s Price
				as of
	50%	35%	15%	June 30, 2002	15%	35%	50%

Corporate equities	$20	$27	$35	$41	$47	$55	$61

	Valuation of Securities				Valuation of Securities
	Given X% Decrease				Given X% Increase
	in Each Stock’s Price			Fair Value	In Each Stock’s Price
				as of
	50%	35%	15%	June 30, 2001	15%	35%	50%

Corporate equities	$139	$181	$236	$278	$320	$375	$417

Foreign Exchange Forward Contracts

     Our international business is subject to normal international business risks including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely affected by changes in these or other factors.

     We generate a portion of our sales from sales to customers located outside the United States and from sales by our foreign subsidiaries to U.S. customers. International sales are typically denominated in either U.S. dollars or the local currency of each country. Our foreign subsidiaries incur most of their expenses in the local currency, and therefore, they use the local currency as their functional currency.

     We enter into foreign exchange forward contracts on behalf of our Australian, Canadian and European subsidiaries. These forward contracts offset the impact of U.S. dollar currency fluctuations on certain assets and liabilities.

     The foreign exchange forward contracts we enter into have original maturities less than 40 days. We do not enter into foreign exchange forward contracts for trading purposes. We do not expect gains or losses on these contracts to have a material impact on our financial results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders of JDS Uniphase Corporation

     We have audited the accompanying consolidated balance sheets of JDS Uniphase Corporation as of June 30, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2002. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of JDS Uniphase Corporation as of June 30, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

San Jose, California
July 23, 2002

JDS UNIPHASE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per-share data)

	Years Ended June 30,

	2002	2001	2000

Net sales	$1,098.2	$3,232.8	$1,430.4
Cost of sales	1,171.1	2,306.7	751.6

Gross profit (loss)	(72.9)	926.1	678.8
Operating expenses:
Research and development	254.8	325.9	113.4
Selling, general and administrative	382.9	818.1	172.9
Amortization of purchased intangibles	1,308.7	5,387.0	896.9
Acquired in-process research and development	25.3	393.2	360.7
Reduction of goodwill and other long-lived assets	5,979.4	50,085.0	—
Restructuring charges	260.0	264.3	—

Total operating expenses	8,211.1	57,273.5	1,543.9

Loss from operations	(8,284.0)	(56,347.4)	(865.1)
Interest and other income, net	48.3	48.5	35.3
Gain on sale of subsidiaries	0.1	1,770.2	—
Gain (loss) on sale of investments	15.0	(559.1)	—
Reduction in fair value of investments	(225.8)	(522.1)	—
Loss on equity method investments, net	(54.6)	(883.9)	—

Loss before income taxes	(8,501.0)	(56,493.8)	(829.8)
Income tax expense (benefit)	237.3	(371.9)	74.9

Net loss	$(8,738.3)	$(56,121.9)	$(904.7)

Net loss per share — basic and diluted	$(6.50)	$(51.40)	$(1.27)

Shares used in per-share calculation — basic and diluted	1,344.3	1,091.9	710.9

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

CONSOLIDATED BALANCE SHEETS
(in millions, except share and par-value data)

	June 30,

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$412.4	$762.8
Short-term investments	1,038.0	1,049.4
Accounts receivable, less allowance for doubtful accounts of $42.9 at June 30, 2002 and $40.3 at June 30, 2001	134.4	477.6
Inventories	110.0	287.6
Refundable income taxes	60.4	31.2
Deferred income taxes	68.0	340.2
Other current assets	34.1	87.5

Total current assets	1,857.3	3,036.3
Property, plant and equipment, net	491.5	1,173.0
Deferred income taxes	43.9	806.3
Goodwill and other intangible assets, net	509.7	7,045.6
Long-term investments	95.6	169.0
Other assets	6.5	15.2

Total assets	$3,004.5	$12,245.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$66.2	$190.6
Accrued payroll and related expenses	70.2	133.0
Income taxes payable	31.3	30.6
Deferred income taxes	2.2	63.0
Restructuring accrual	95.8	105.2
Warranty accrual	73.6	49.7
Capital lease obligations	1.3	1.2
Other current liabilities	141.9	275.2

Total current liabilities	482.5	848.5
Deferred income taxes	41.7	672.4
Capital lease obligations, less current portion	5.5	—
Other non-current liabilities	3.4	18.0
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized shares: 1,000,000
Series A: 100,000 shares issued and outstanding at June 30, 2002 and 2001	—	—
Series B: 100,000 shares authorized at June 30, 2002 and 2001	—	—
Special voting share: 1 share authorized, issued and outstanding	—	—
Common stock, $0.001 par value:
Authorized shares: 3,000,000,000
Issued and outstanding shares:
1,370,482,388 at June 30, 2002 and 1,318,246,161 at June 30, 2001	1.4	1.3
Common stock to be issued	111.7	90.8
Additional paid-in capital	68,399.0	68,046.8
Deferred compensation	(54.2)	(183.6)
Accumulated deficit	(65,962.7)	(57,224.4)
Accumulated other comprehensive loss	(23.8)	(24.4)

Total stockholders’ equity	2,471.4	10,706.5

Total liabilities and stockholders’ equity	$3,004.5	$12,245.4

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended June 30,

	2002	2001	2000

OPERATING ACTIVITIES:
Net loss	$(8,738.3)	$(56,121.9)	$(904.7)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	336.6	155.4	52.3
Amortization expense	1,308.7	5,387.0	898.4
Amortization of deferred compensation and other stock-based compensation expense	124.9	52.6	0.5
Acquired in-process research and development	25.3	393.2	360.7
Reduction of goodwill and other long-lived assets	5,979.4	50,085.0	—
Gain on sale of subsidiaries	(0.1)	(1,770.2)	—
(Gain) loss on sale of investments	(15.0)	559.1	—
Reduction in fair value of investments	225.8	522.1	—
Loss on equity method investments	54.6	883.9	—
Loss on disposal of property and equipment	19.5	—	—
Noncash restructuring charges	148.3	133.3	—
Tax benefit on non-qualified stock options	23.0	142.7	47.8
Change in deferred income taxes, net	340.8	(598.3)	(78.9)
Changes in operating assets and liabilities:
Accounts receivable	343.7	(21.0)	(132.9)
Inventories	194.3	190.3	(94.7)
Other current assets	(9.3)	(92.4)	5.5
Income taxes payable	0.7	(31.3)	18.6
Accounts payable and other liabilities	(277.2)	183.7	108.5

Net cash provided by operating activities	85.7	53.2	281.1

INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(3,971.4)	(1,523.7)	(2,395.9)
Purchases of other investments	(46.8)	(70.3)	—
Sales of available-for-sale investments	3,798.5	2,164.4	1,757.3
Sales of other investments	38.0	—	—
Acquisitions of businesses, net of cash acquired	(176.9)	175.7	99.9
Purchase of property, plant and equipment and licenses	(132.5)	(735.3)	(275.3)
Proceeds from sale of property and equipment	9.8	—	—
Other assets, net	8.6	(14.1)	(0.9)

Net cash used in investing activities	(472.7)	(3.3)	(814.9)

FINANCING ACTIVITIES:
Repayment of debt acquired	(32.8)	(26.6)	(45.1)
Proceeds from issuance of common stock in a public offering	—	—	713.5
Proceeds from issuance of common stock other than in a public offering	65.1	417.7	113.7

Net cash provided by financing activities	32.3	391.1	782.1

Effect of exchange rates on cash and cash equivalents	4.3	2.8	(4.7)
Increase (decrease) in cash and cash equivalents	(350.4)	443.8	243.6
Cash and cash equivalents at beginning of period	762.8	319.0	75.4

Cash and cash equivalents at end of period	$412.4	$762.8	$319.0

Supplemental disclosure of cash flow information:
Net cash provided by operating activities excluding indirect acquisition costs paid to certain SDL executives	$85.7	$354.1	$281.1
Cash paid for interest	1.9	1.7	3.4
Cash paid for taxes	20.3	174.0	73.0
Cash received for tax refunds	121.8	20.0	5.1
Non-cash transactions:
Proceeds from sale of subsidiary	$—	$1,953.3	$—
Common stock issued in connection with acquisitions	274.2	41,446.2	21,234.5
Common stock issued in connection with litigation settlement	2.3	—	—
Common stock to be issued in connection with the acquisition of UNL	20.9	90.8	—

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

					Common				Accumulated
	Preferred Stock		Common Stock		Stock	Additional			Other
					to be	Paid-In	Deferred	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Issued	Capital	Compensation	Deficit	Loss	Total

Balance at June 30, 1999	0.1	$—	643.7	$0.6	$—	$3,825.3	$(3.1)	$(197.8)	$(5.7)	$3,619.3
Shares issued under employee stock plans and related tax benefits	—	—	36.6	—	—	149.5	—	—	—	149.5
Common stock issued in connection with:
offerings	—	—	35.8	0.1	—	713.5	—	—	—	713.6
acquisitions, net of issuance costs	—	—	219.8	0.2	—	21,211.4	—	—	—	21,211.6
Amortization of deferred compensation	—	—	—	—	—	—	0.5	—	—	0.5
Conversion of Chassis debt	—	—	—	—	—	0.3	—	—	—	0.3
Net loss	—	—	—	—	—	—	—	(904.7)	—	(904.7)
Change in net unrealized losses on available-for-sale investments	—	—	—	—	—	—	—	—	(1.8)	(1.8)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(9.7)	(9.7)

Comprehensive loss	—	—	—	—	—	—	—	—	—	(916.2)

Balance at June 30, 2000	0.1	—	935.9	0.9	—	25,900.0	(2.6)	(1,102.5)	(17.2)	24,778.6
Shares issued under employee stock plans and related tax benefits	—	—	43.4	0.1	—	552.4	—	—	—	552.5
Common stock issued in connection with acquisitions, net of issuance costs	—	—	338.9	0.3	—	41,512.7	—	—	—	41,513.0
Common stock to be issued	—	—	—	—	90.8	—	—	—	—	90.8
Payments on stockholders’ note receivable	—	—	—	—	—	8.1	—	—	—	8.1
Compensation expense related to stock options	—	—	—	—	—	11.1	—	—	—	11.1
Modification of stock options in connection with the sale of subsidiary	—	—	—	—	—	61.2	—	—	—	61.2
Deferred stock-based compensation related to acquisitions	—	—	—	—	—	—	(233.6)	—	—	(233.6)
Amortization of deferred compensation	—	—	—	—	—	—	52.6	—	—	52.6
Conversion of Ramar debt	—	—	0.1	—	—	1.3	—	—	—	1.3
Net loss	—	—	—	—	—	—	—	(56,121.9)	—	(56,121.9)
Change in net unrealized gains on available-for-sale investments	—	—	—	—	—	—	—	—	7.7	7.7
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(14.9)	(14.9)

Comprehensive loss	—	—	—	—	—	—	—	—	—	(56,129.1)

Balance at June 30, 2001	0.1	—	1,318.3	1.3	90.8	68,046.8	(183.6)	(57,224.4)	(24.4)	10,706.5
Shares issued under employee stock plans and related tax benefits	—	—	15.9	—	—	85.9	—	—	—	85.9
Common stock issued in connection with:
acquisitions, net of issuance costs	—	—	36.0	0.1	—	274.2	—	—	—	274.3
litigation settlement	—	—	0.3	—	—	2.3	—	—	—	2.3
Common stock to be issued	—	—	—	—	20.9	—	—	—	—	20.9
Payments on stockholders’ note receivable	—	—	—	—	—	1.8	—	—	—	1.8
Deferred stock-based compensation related to acquisition	—	—	—	—	—	—	(0.5)	—	—	(0.5)
Amortization of deferred compensation	—	—	—	—	—	—	117.9	—	—	117.9
Reversal of deferred compensation	—	—	—	—	—	(12.0)	12.0	—	—	—
Net loss	—	—	—	—	—	—	—	(8,738.3)	—	(8,738.3)
Change in net unrealized gains on available-for-sale investments	—	—	—	—	—	—	—	—	(2.5)	(2.5)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	3.1	3.1

Comprehensive loss	—	—	—	—	—	—	—	—	—	(8,737.7)

Balance at June 30, 2002	0.1	$—	1,370.5	$1.4	$111.7	$68,399.0	$(54.2)	$(65,962.7)	$(23.8)	$2,471.4

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Summary of Significant Accounting Policies

Description of Business:

     JDS Uniphase Corporation (the “Company”) is a worldwide leader in optical technology. The Company designs and manufactures products for fiberoptic communications, as well as for markets where its core optics technologies provide innovative solutions for industrial, commercial and consumer applications. The Company’s fiberoptic components and modules are deployed by system manufacturers for the telecommunications, data communications and cable television industries. The Company also offers products for display, security, medical/environmental instrumentation, decorative, aerospace and defense applications.

     The Company was incorporated in California in May 1979 and reincorporated in Delaware in October 1993. The Company is the product of several significant mergers and acquisitions, including, among others, the combination of Uniphase Corporation and JDS FITEL Inc. to form JDS Uniphase Corporation on June 30, 1999, and the subsequent acquisitions of Optical Coating Laboratory, Inc. (“OCLI”) on February 4, 2000, E-TEK Dynamics, Inc. (“E-TEK”) on June 30, 2000 and SDL, Inc. (“SDL”) on February 13, 2001. During fiscal 2002, the Company acquired IBM’s optical transceiver business on December 28, 2001.

Fiscal Years:

     In fiscal 2001, the Company changed its year-end from a fiscal year ending on June 30 to a 52-week fiscal year ending on the Saturday closest to June 30. This change had no impact on the Company’s results of operations, financial position or cash flows in fiscal 2001.

     The Company’s fiscal 2002 ended on June 29, 2002, whereas fiscal 2001 and 2000 ended on June 30, 2001 and 2000, respectively. For comparative presentation purposes, all accompanying consolidated financial statements and notes thereto have been shown as ending on June 30.

Principles of Consolidation:

     The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and included the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Reclassification:

     The following amounts reported in prior years have been reclassified to conform to the current year presentation:

Consolidated Balance Sheets:

•	Warranty accrual of $49.7 million as of June 30, 2001 is shown as a separate line item in the current year presentation.

•	Short-term capital lease obligations of $1.2 million as of June 30, 2001 are shown as a separate line item in the current year presentation.

•	Long-term debt of $12.8 million as of June 30, 2001 is included in “Other non-current liabilities” in the current year presentation.

Consolidated Statements of Cash Flows:

•	Refundable income taxes of $23.1 million in fiscal 2001 are included in “Other current assets” under “Changes in operating assets and liabilities” in the current year presentation.

•	Effect of exchange rates on cash and cash equivalents of $2.8 million in fiscal 2001 and negative $4.7 million in fiscal 2000 is shown as a separate line item in the current year presentation.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Use of Estimates:

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and notes thereto. Actual results could differ from those estimates and such differences could be material to the financial statements.

Cash and Cash Equivalents:

     The Company considers treasury bills, commercial paper and money market instruments and funds with original maturities of 90 days or less at the time of purchase to be cash equivalents.

Investments:

     The Company’s investments in all debt securities and marketable equity securities are classified as available-for-sale investments and are recorded at fair value. The cost of securities sold is based on the specific identification method. Unrealized gains and losses are reported as a separate component of stockholders’ equity. The Company also has certain minority investments in privately held companies. These investments are generally carried at cost and are classified as long-term investments.

     The Company accounts for investments in joint ventures, limited liability partnerships and other investments in 50% or less owned companies over which it has the ability to exercise significant influence using the equity method of accounting. The Company accounts for the increase or decrease of its proportionate share of net book value in equity basis investments from the investees’ issuance of stock at a price above or below the net book value per share as a change to additional paid-in capital. Due to the limited availability of timely data, the Company records the adjustments to its equity basis investments in the quarter subsequent to the issued financial statements.

     The Company periodically reviews these investments for impairment. In the event the carrying value of an investment exceeds its fair value and the decline in fair value is determined to be other-than-temporary, the Company writes down the value of the investment to its fair value. The Company generally believes an other-than-temporary decline occurs when the fair value of an investment is below the carrying value for two full consecutive quarters.

Fair Value of Financial Instruments:

     The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and other accrued liabilities, approximate fair value because of their short maturities. Fair value for investments in public companies is determined using quoted market prices for those securities. Fair value for investments in privately held companies is estimated based upon one or more of the following: assessment of the investees’ historical and forecasted financial condition, operating results and cash flows, the values of recent rounds of financing, or quoted market prices of comparable public companies.

Inventories:

     Inventories are stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis.

Property, Plant and Equipment:

     Property, plant and equipment are stated at cost. Depreciation is computed by the straight-line method over the following estimated useful lives of the assets: 5 to 40 years for building and improvements, 2 to 10 years for machinery and equipment, and 2 to 5 years for furniture, fixtures and office equipment. Leasehold improvements are amortized by the straight-line method over the shorter of the estimated useful lives of the assets or the term of the lease.

     The Company capitalizes certain costs related to the purchase and implementation of its Enterprise Resource Planning (“ERP”) software. During fiscal 2002, the Company changed its policy on the amortization period of the capitalized costs from 5 years to 7 years to reflect the change in expected useful lives of such assets. The change in the amortization period resulted in a decrease in depreciation expense of approximately $2.3 million during fiscal 2002.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and Other Intangible Assets:

     Intangible assets consist of licenses and intellectual property acquired, goodwill and purchased intangible assets. Purchased intangible assets primarily include existing and core technology, trademarks and trade names, assembled workforce and customer base. Goodwill represents the excess acquisition cost over the fair value of tangible and identified intangible net assets acquired. Intangible assets are amortized using the straight-line method over estimated useful lives ranging from 1 to 15 years.

Valuation of Long-Lived Assets:

     The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Such events or changes in circumstances include, but not limited to, a significant industry downturn, a significant decline in the market value of the Company, or significant reductions in projected future cash flows of the operating segments. Determination of recoverability is based on the sum of the undiscounted cash flows expected to result from the use of the assets and their eventual disposition. An impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair value. Long-lived assets classified as held for sale are measured at the lower of carrying amount or fair value less cost to sell.

Concentration of Credit and Other Risks:

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments and trade receivables. The Company places its cash equivalents and short-term investments with high credit-quality financial institutions. The Company invests its excess cash primarily in money market funds, agency bonds, corporate bonds, auction instruments and municipal bonds. The Company has established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity.

     The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for uncollectible accounts receivable based upon the expected collectibility of all accounts receivable. The Company is not able to predict changes in the financial stability of its customers. Any material change in the financial status of any one or a group of customers could have a material adverse effect on the Company’s results of operations and financial condition. Although such losses have been within management’s expectations to date, there can be no assurance that such allowances will continue to be adequate given the significant increase in write-offs in fiscal 2002. The Company does not require collateral from its customers. At June 30, 2002, Lucent Technologies (“Lucent”) accounted for 12% of the Company’s gross accounts receivable. At June 30, 2001, Alcatel, Nortel Networks (“Nortel”) and Ciena accounted for 21%, 10% and 10%, respectively, of the Company’s gross accounts receivable.

     The Company depends on a single or limited number of outside contractors and suppliers for raw materials, packages and standard components. The Company generally purchases these single or limited source products through standard purchase orders or one-year supply agreements and has no long-term guaranteed supply agreements with such suppliers. While the Company seeks to maintain a sufficient safety stock of such products and also endeavors to maintain ongoing communications with its suppliers to guard against interruptions or cessation of supply, the Company’s business and results of operations could be adversely affected by a stoppage or delay of supply, substitution of more expensive or less reliable products, receipt of defective parts or contaminated materials, an increase in the price of such supplies, or the Company’s inability to obtain reduced pricing from its suppliers in response to competitive pressures.

     The Company generally uses a rolling six-month forecast based on anticipated product orders, product order history and backlog to determine its material requirements. Lead times for the parts and components that the Company orders vary significantly and depend on factors such as the specific supplier, contract terms and demand for a component at a given time. If actual orders do not match our forecasts, the Company may have excess or shortfalls of some materials and components as well as excess inventory purchase commitments. The Company could experience reduced or delayed product shipments or incur additional inventory write-downs and cancellation charges or penalties, which would increase costs and could have a material adverse impact on the Company’s results of operations.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Translation and Exchange Contracts:

     The Company recognizes all derivatives on the balance sheets at fair value. Derivatives that are not hedges are adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The change in a derivative’s fair value related to the ineffective portion of a hedge, if any, will be immediately recognized in earnings.

     The Company’s objectives and strategies for holding derivatives are to minimize the transaction and translation risks associated with non-functional currency transactions. The Company does not use derivatives for trading purposes.

     The Company conducts its business and sells its products directly to customers in North America, Europe and the rest of world. In the normal course of business, the Company’s financial position is routinely subject to market risks associated with foreign currency rate fluctuations due to balance sheet positions in other local foreign currencies. The Company’s policy is to ensure that business exposures to foreign exchange risks are identified, measured and minimized using foreign currency forward contracts to reduce such risks. The foreign currency forward contracts generally expire within 40 days. The change in fair value of these foreign currency forward contracts is recorded as income/loss in the Company’s Consolidated Statements of Operations as a component of interest and other income. At June 30, 2002, the face value of these foreign currency forward contracts was $66.1 million and the change in fair value of such contracts was not material to the Company’s financial statements.

Revenue Recognition:

     The Company recognizes revenue when persuasive evidence of a final agreement exists, delivery has occurred, the selling price is fixed or determinable and collectibility is reasonably assured. Revenue recognition on the shipment of evaluation units is deferred until customer acceptance. Revenue from sales to distributors with rights of return, price protection or stock rotation is not recognized until the products are sold through to end customers. Generally, revenue associated with contract cancellation payments from customers is not recognized until the Company receives payment for such charges. The Company records provisions against its gross revenue for estimated product returns and allowances in the period when the related revenue is recorded.

Shipping and Handling Costs:

     The Company records costs related to shipping and handling in cost of sales for all periods presented.

Advertising Expense:

     The Company expenses advertising costs as incurred. Advertising costs totaled $1.4 million in fiscal 2002, $4.0 million in fiscal 2001 and $0.5 million in fiscal 2000.

Stock-Based Compensation:

     The Company accounts for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” as interpreted by Financial Accounting Standards Board Interpretation No. 44 (“FIN No. 44”), “Accounting for Certain Transactions Involving Stock Compensation.” The Company records and amortizes, over the related vesting periods, deferred compensation representing the difference between the price per share of stock issued or the exercise price of stock options granted and the fair value of the Company’s common stock at the time of issuance or grant. Stock compensation costs are immediately recognized to the extent the exercise price is below the fair value on the date of grant and no future vesting criteria exist.

Comprehensive Loss:

     The Company’s accumulated other comprehensive loss consists of the accumulated net unrealized gains or losses on available-for-sale investments and foreign currency translation adjustments. The tax effect on changes in net unrealized gains or losses was immaterial for all periods presented. At June 30, 2002 and 2001, the Company had a balance of net unrealized gains of $3.3 million and $5.8 million, respectively, on available-for-sale investments. Additionally, at June 30, 2002 and June 30, 2001, the Company had $27.1 million and $30.2 million, respectively, of foreign currency translation losses.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The components of comprehensive loss were as follows (in millions):

	Years Ended June 30,

	2002	2001	2000

Net loss	$(8,738.3)	$(56,121.9)	$(904.7)
Changes in net unrealized gains (losses) on available-for-sale investments	(2.5)	7.7	(1.8)
Changes in foreign currency translation:
Write-off of currency translation adjustment related to disposal of foreign operations	0.9	—	—
Other changes	2.2	(14.9)	(9.7)

Comprehensive loss	$(8,737.7)	$(56,129.1)	$(916.2)

Net Loss Per Share:

     As the Company incurred net losses in fiscal 2002, 2001 and 2000, the effect of dilutive securities totaling 48.5 million, 47.3 million and 64.4 million equivalent shares, respectively, has been excluded from the diluted net loss per share computation as it was antidilutive.

     The following table sets forth the computation of basic and diluted net loss per share (in millions, except per-share data):

	Years Ended June 30,

	2002	2001	2000

Numerator:
Net loss	$(8,738.3)	$(56,121.9)	$(904.7)

Denominator:
Weighted-average number of common shares outstanding	1,344.3	1,091.9	710.9

Net loss per share — basic and diluted	$(6.50)	$(51.40)	$(1.27)

Recent Accounting Pronouncements:

     SFAS No. 141 and SFAS No. 142: In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” which requires all business combinations initiated after June 30, 2001 be accounted for using the purchase method. In addition, SFAS No. 141 further clarifies the criteria to recognize intangible assets separately from goodwill. Specifically, SFAS No. 141 requires that an intangible asset may be separately recognized only if such an asset meets the contractual-legal criterion or the separability criterion.

     On July 1, 2002, in accordance with SFAS No. 141, the Company reassessed the goodwill and intangible assets previously recorded in acquisitions prior to July 1, 2001 and determined that as of June 30, 2002, the Company had approximately $10.8 million of separately recognized intangible assets, consisting of acquired assembled workforce, that did not meet the new recognition criteria for an intangible asset to be recognized apart from goodwill. The carrying amount of these intangible assets was reclassified to goodwill on July 1, 2002.

     In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” under which goodwill and intangible assets with indefinite useful lives are no longer amortized but will be reviewed for impairment annually, or more frequently if certain events or changes in circumstances indicate that the carrying value may not be recoverable. The impairment test for goodwill involves a two-step process: step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the fair value, step two requires the comparison of the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. Any excess of the carrying value of the reporting unit goodwill over the implied fair value of the reporting unit goodwill will be recorded as an impairment loss. The impairment test for intangible assets with indefinite useful lives consists of a comparison of fair value to carrying value, with any excess of carrying value over fair value being recorded as an impairment loss. Intangible assets with finite useful lives will continue to be amortized over their useful lives and will be reviewed for impairment in accordance with SFAS No. 144, “Accounting for the

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairment or Disposal of Long-Lived Assets.” Upon adoption of SFAS No. 142, the Company is required to reassess the lives of identifiable intangible assets and perform a first-year transitional impairment review related to the carrying value of goodwill as of July 1, 2002. Step one of the transitional impairment review must be completed by the end of the second quarter of fiscal 2003, and step two, if necessary, must be completed by the end of the fourth quarter of fiscal 2003. Any transitional impairment loss will be recognized as a cumulative effect of a change in accounting principle in the Company’s Consolidated Statements of Operations.

     The Company adopted SFAS No. 142 on July 1, 2002. However, goodwill and intangible assets with indefinite useful lives acquired after June 30, 2001 were immediately subject to the non-amortization provision of SFAS No. 142. As such, goodwill totaling $236.8 million associated with the Company’s acquisitions of IBM’s optical transceiver business in December 2001 and Scion in April 2002 was not amortized in fiscal 2002. The adoption of SFAS No. 142 is expected to have a material impact on the Company’s results of operations primarily because goodwill will no longer be amortized. Application of the non-amortization provisions will eliminate goodwill amortization of approximately $26.4 million in fiscal 2003 related to acquisitions completed prior to July 1, 2001, assuming there are no further impairment charges to the carrying amount of the goodwill.

     In conjunction with the implementation of SFAS No. 142, the Company is currently performing the transitional impairment review related to the carrying value of goodwill as of July 1, 2002 and expects to complete the review by the end of the first quarter of fiscal 2003.

     A reconciliation of the reported net loss and net loss per share to the amounts adjusted for the exclusion of amortization of: (i) goodwill from acquisitions, (ii) equity method goodwill related to ADVA and (iii) assembled workforce, net of the related tax effect, was as follows (in millions, except per-share data):

	Years Ended June 30,

	2002	2001	2000

Reported net loss	$(8,738.3)	$(56,121.9)	$(904.7)
Add back:
Amortization of:
Goodwill from acquisitions	937.5	4,945.9	689.1
Equity method goodwill related to ADVA	0.7	136.2	—
Assembled workforce	12.5	16.6	6.2
Income tax expense	(32.1)	(94.0)	(22.7)

Adjusted net loss	$(7,819.7)	$(51,117.2)	$(232.1)

Reported net loss per share — basic and diluted	$(6.50)	$(51.40)	$(1.27)

Adjusted net loss per share — basic and diluted	$(5.82)	$(46.81)	$(0.33)

     SFAS No. 144: In August 2001, the FASB issued SFAS No. 144, which supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and certain provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 retains the fundamental provisions of SFAS No. 121 related to: (i) the recognition and measurement of the impairment of long-lived assets to be held and used, and (ii) the measurement of long-lived assets to be disposed by sale. It provides more guidance on estimating cash flows when performing recoverability tests, requires long-lived assets to be disposed of other than by sale to be classified as held and used until disposal, and establishes more restrictive criteria to classify long-lived assets as held for sale. In addition, SFAS No. 144 supersedes the accounting and reporting provisions of APB Opinion No. 30 for the disposal of a segment of a business. However, it retains the basic provisions of APB Opinion No. 30 to report discontinued operations separately from continuing operations and extends the reporting of a discontinued operation to a component of an entity.

     The Company adopted SFAS No. 144 on July 1, 2002. Under SFAS No. 121, excluding asset write-downs associated with the Global Realignment Program, the Company recorded impairment charges of $5,979.4 million in fiscal 2002 and $50,085.0 million in fiscal 2001. The adoption of SFAS No. 144 may have a material impact on the Company’s financial position and results of operations if the industry and economic downturn continues to affect the Company’s operations and sales forecasts, primarily because SFAS No. 144 excludes goodwill, which may result in certain long-lived assets being subject to impairment charges sooner than they would have been recorded under SFAS No. 121.

     SFAS No. 146: In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. In addition, SFAS No. 146 establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002, but early adoption is permitted. The Company is currently evaluating the adoption date and the impact the adoption will have on its financial position and results of operations.

Note 2. Balance Sheet Details

Inventories:

     The components of inventories were as follows (in millions):

	June 30,

	2002	2001

Finished goods	$46.7	$56.1
Work in process	36.9	99.2
Raw materials and purchased parts	26.4	132.3

Total inventories	$110.0	$287.6

     During fiscal 2002 and fiscal 2001, the Company recorded write-downs of excess and obsolete inventories of $203.9 million and $510.6 million, respectively, and losses on purchase commitments of $15.1 million and $59.8 million, respectively. These additional charges to cost of sales were primarily due to: (i) the significant decrease in forecasted sales and (ii) product consolidations and discontinuations in connection with the Global Realignment Program.

Property, Plant and Equipment, Net:

     The components of property, plant and equipment were as follows (in millions):

	June 30,

	2002	2001

Land	$36.0	$36.3
Buildings and improvements	112.9	167.0
Machinery and equipment	160.1	683.9
Furniture, fixtures, software and office equipment	119.5	207.0
Leasehold improvements	9.1	106.7
Construction in progress	132.8	210.3

	570.4	1,411.2
Less: accumulated depreciation	(78.9)	(238.2)

Total property, plant and equipment, net	$491.5	$1,173.0

     During fiscal 2002 and 2001, the Company recorded $375.5 million and $10.2 million, respectively, of reductions in the carrying value of property, plant and equipment as a result of impairment analyses performed in accordance with SFAS No. 121 (see Note 8), excluding asset write-downs associated with the Global Realignment Program.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and Other Intangibles, Net:

     The components of goodwill and other intangible assets were as follows (in millions):

	June 30,

	2002	2001

Goodwill	$515.3	$10,985.6
Other intangible assets	460.7	2,353.6
Licenses and other intellectual property	—	4.5

	976.0	13,343.7
Less: accumulated amortization	(466.3)	(6,298.1)

Total goodwill and other intangibles, net	$509.7	$7,045.6

     During fiscal 2002 and 2001, the Company recorded $5,603.9 million and $50,074.8 million, respectively, of reductions of goodwill and other intangible assets as a result of impairment analyses performed in accordance with SFAS No. 121 (see Note 8).

Other Current Liabilities:

     The components of other current liabilities were as follows (in millions):

	June 30,

	2002	2001

Deferred revenue	$27.4	$34.3
Losses on purchase commitments	24.0	52.8
Legal accrual	1.0	28.7
Other	89.5	159.4

Total other current liabilities	$141.9	$275.2

Note 3. Investments

Available-For-Sale Investments:

     The Company’s investments in all debt securities and marketable equity securities were classified as available-for-sale investments. At June 30, 2002, the Company’s available-for-sale investments were as follows (in millions):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt investments:
Floating rate bonds	$22.6	$—	$—	$22.6
Municipal bonds	156.1	0.6	—	156.7
Auction instruments	182.8	—	—	182.8
Commercial paper	23.0	—	—	23.0
Corporate bonds	207.2	2.5	—	209.7
Agency bonds	400.9	1.4	—	402.3

Total debt investments	992.6	4.5	—	997.1
Money market instruments and funds	167.5	—	—	167.5
Marketable equity investments	39.8	1.5	(0.4)	40.9

Total available-for-sale investments	$1,199.9	$6.0	$(0.4)	$1,205.5

     Of the total estimated fair value, $167.5 million was classified as cash equivalents and $1,038.0 million was classified as short-term investments in the Company’s Consolidated Balance Sheet.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     At June 30, 2001, the Company’s available-for-sale investments were as follows (in millions):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt investments:
Floating rate bonds	$46.8	$—	$—	$46.8
Municipal bonds	568.4	6.8	—	575.2
Auction instruments	74.3	—	—	74.3
Corporate bonds	65.6	0.5	—	66.1
Agency bonds	49.9	0.1	—	50.0

Total debt investments	805.0	7.4	—	812.4
Money market instruments and funds	731.7	—	—	731.7
Marketable equity investments	236.7	0.3	—	237.0

Total available-for-sale investments	$1,773.4	$7.7	$—	$1,781.1

     Of the total estimated fair value, $731.7 million was classified as cash equivalents and $1,049.4 million was classified as short-term investments in the Company’s Consolidated Balance Sheet.

     At June 30, 2002, contractual maturities of the Company’s debt investments were as follows (in millions):

		Estimated
	Amortized	Fair
	Cost	Value

Amounts maturing in less than 1 year	$533.2	$533.9
Amounts maturing in 1 – 3 years	459.4	463.2

Total debt investments	$992.6	$997.1

     The Company’s marketable equity investments consisted primarily of shares of Nortel common stock. During fiscal 2001, the Company completed the sale of its Zurich, Switzerland subsidiary to Nortel for 65.7 million shares of Nortel common stock. The Company subsequently sold 41.0 million shares for total proceeds of $659.2 million, resulting in a realized loss of $559.1 million in fiscal 2001. The Company held 24.7 million shares as of June 30, 2002 and 2001 with fair values of $35.8 million and $223.1 million, respectively.

Long-Term Investments:

     The components of the Company’s long-term investment were as follows (in millions):

	June 30,

	2002	2001

Non-marketable equity investments	$79.5	$99.1
Equity method investments	16.1	69.9

Total long-term investments	$95.6	$169.0

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reductions in Fair Value of Investments:

     The Company regularly evaluates the carrying value of its investments. When the carrying value of an investment exceeds the fair value and the decline in fair value is deemed to be other-than-temporary, the Company writes down the value of the investment to its fair value. During fiscal 2002 and 2001, the Company recorded $225.8 million and $522.1 million, respectively, of other-than-temporary reductions in fair value of the Company’s available-for-sale and non-marketable equity investments. No such charges were recorded in fiscal 2000. Details of the other-than-temporary reductions were as follows (in millions):

	Years Ended June 30,

	2002	2001

Available-for-sale investments:
Nortel common stock	$187.3	$511.8
Other	9.6	10.3
Non-marketable equity investments	28.9	—

Total reductions in fair value of investments	$225.8	$522.1

     Should the fair value of the investments continue to decline in the future periods, the Company may be required to record additional charges if the decline is determined to be other-than-temporary.

Loss on Equity Method Investments, Net:

ADVA:

     On June 30, 2000, the Company acquired E-TEK, which at the time of acquisition had a 31% ownership in ADVA, a publicly traded German company that develops and manufactures fiberoptic components and products. At June 30, 2002, the Company had a 29% ownership in ADVA. During fiscal 2002 and 2001, the Company recorded $0.7 million and $136.2 million, respectively, in amortization expense related to the difference between the cost of the investment and the underlying equity in the net assets of ADVA.

     During fiscal 2002 and 2001, the Company recorded total charges of $13.9 million and $744.7 million, respectively, to write down the basis of its investment in ADVA as the Company determined the decline in fair value was other-than-temporary.

     During fiscal 2002 and 2001, under the equity method, the Company recorded $26.5 million and $9.5 million, respectively, as its pro rata share of ADVA’s net losses. During the second quarter of fiscal 2002, the Company reduced the carrying amount of its investment in ADVA to $0. As the Company had no commitment to provide additional funding to ADVA, no further pro rata share of ADVA’s net losses was recorded thereafter. Should ADVA report net income in future periods, the Company will resume applying the equity method after its pro rata share of ADVA’s net income exceeds its pro rata share of ADVA’s net losses not recognized during the periods the equity method was suspended.

Other Equity Method Investments:

     During fiscal 2002 and 2001, the Company recorded $13.5 million as its pro rata share of net losses and $6.5 million as its pro rata share of net income, respectively, in the Photonics Fund and other equity method investments.

Note 4. Letters and Line of Credit

     As of June 30, 2002, the Company had two standby letter of credit facilities totaling $7.3 million. In addition, the Company had an operating bank line of credit of $4.8 million. Advances under the line of credit bear interest at the Canadian prime rate. As of June 30, 2002, the interest rate was 4.25% and the Company had no outstanding borrowings under the line of credit.

Note 5. Commitments and Contingencies

Lease Commitments

Operating Leases:

     As of June 30, 2002, the Company had one master lease agreement with a special purpose entity (the “Lessor”), managed and administered by a trustee, for the development of manufacturing, research and development and administrative facilities in Melbourne,

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Florida and Raleigh, North Carolina. Under a related credit agreement, a group of financial institutions has committed to fund the Lessor a maximum of $59.6 million to develop the projects. As of June 30, 2002, $42.3 million has been drawn and no further withdrawal is permitted as the development of the projects has been completed. The lease has an initial term of five years, which began on August 4, 2000, and the Company has an option to renew the lease for two additional terms of one year each, subject to certain conditions. At any time prior to the expiration date of the lease, the Company may, at its option, purchase the properties from the Lessor for $44.6 million (the “Termination Value”), representing the principal balance of the loan and capitalized interest. If the Company elects not to purchase the properties, it may exercise its option to sell them to a third party at market value within 180 days before the end of the lease term. Under the sale option, the Company keeps any sale proceeds in excess of the Termination Value. If the sale proceeds are below the Termination Value, the Company is obligated to make up the shortfall up to approximately $37.5 million. Neither the real estate assets nor the debt associated with the development of the projects was reflected on the Company’s Consolidated Balance Sheets.

     As of June 30, 2002, the Company restricted $46.9 million of its short-term investments as collateral for specified obligations of the Lessor under the lease. These investment securities are restricted as to withdrawal and are managed by third parties subject to certain limitations under the Company’s investment policy. In addition, the Company must maintain a minimum consolidated tangible net worth, as defined, of $500.0 million.

     No officers or directors of the Company have any financial interest in this operating lease arrangement, and the Company does not engage in any other off-balance sheet arrangements with unconsolidated entities or related parties.

     The Company leases other facilities under operating lease agreements that expire at various dates through fiscal 2018. As of June 30, 2002, future annual minimum lease payments under non-cancelable operating leases, including the Termination Value as discussed above, were as follows (in millions):

Years Ended June 30,

2003	$37.4
2004	27.9
2005	22.5
2006	62.4
2007	12.7
Thereafter	27.1

Total minimum lease payments	$190.0

     Included in the future minimum lease payments table above are $80.8 million related to lease commitments in connection with the Company’s Global Realignment Program (see Note 9).

     The aggregate future minimum rentals to be received under non-cancelable subleases totaled $6.9 million as of June 30, 2002. Rental expense was $37.5 million in fiscal 2002, $32.4 million in fiscal 2001 and $9.3 million in fiscal 2000.

Capital Leases:

     As of June 30, 2002, the Company had one building lease in Beijing, China and certain computer equipment leases that were classified as capital leases in accordance with SFAS No. 13, “Accounting for Leases.” As of June 30, 2002, the gross carrying amounts of the building and the computer equipment were $6.8 million and $0.5 million, respectively, and total accumulated amortization expense was $1.2 million. Amortization expense related to the building and the computer equipment was included as part of the Company’s total depreciation expense.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The following table presents the future minimum lease payments under the capital leases together with the present value of the minimum lease payments as of June 30, 2002:

Years Ended June 30,

2003	$1.7
2004	0.8
2005	0.8
2006	0.8
2007	0.8
Thereafter	3.3

Total minimum lease payments	8.2
Less: amount representing interest	(1.4)

Present value of minimum lease payments	$6.8

     The building lease bears an interest rate of 4.6%, and the computer equipment leases bear interest rates ranging from 2.4% to 8.5%.

Legal Proceedings

Litigation Settlement:

     On August 29, 2001, the Company settled certain claims relating primarily to SDL’s business operations for periods prior to February 13, 2001, the acquisition date of SDL. Under the settlement, the Company paid the claimant $16.0 million in cash and issued 0.3 million shares of common stock valued at approximately $2.3 million, which the Company registered for resale. The terms of the settlement also required the Company to make an additional payment to the claimant in cash or stock of up to $4.5 million one year after the initial payment, depending on the value of the initial stock payment to the claimant at the end of that year. This amount was paid in cash to the claimant in September 2002. In connection with this settlement, the Company recorded a charge of $22.8 million to selling, general and administrative expense in fiscal 2001.

Pending Litigation:

The Securities Class Actions:

     Beginning on March 27, 2002, twenty-six securities class actions were filed in the United States District Court for the Northern District of California against the Company and several of its current and former officers and directors by stockholders purporting to represent a class of purchasers of its common stock during the period from July 27, 1999 through July 26, 2001. Some of these lawsuits also named one of the Company’s stockholders as a defendant. On April 23, 2002, a similar lawsuit was filed in the District Court for the Southern District of New York. That lawsuit also named the Company’s independent auditors, Ernst & Young LLP, as a defendant. It was transferred to the Northern District of California on June 25, 2002.

     The lawsuits described above seek unspecified damages and allege various violations of the federal securities laws, specifically Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 and Sections 11 and 15 of the Securities Act of 1933. On July 26, 2002, the Northern District of California consolidated all the actions under the title In re JDS Uniphase Corporation Securities Litigation, Master File No. C-02-1486 CW, and appointed the Connecticut Retirement Plans and Trust Funds as Lead Plaintiff. A consolidated complaint is due to be filed on October 7, 2002. No trial date has been set.

     On July 26, 2002, a securities class action captioned Zelman v. JDS Uniphase Corp., Civil Action No. 02-CV-6002, was filed in the District Court for the Southern District of New York. The complaint, brought by a stockholder purporting to represent a class of purchasers of certain GOALS debt securities issued by an investment bank during the period from March 6, 2001 through September 26, 2001, named the Company, one of its stockholders, and several of its current and former officers and directors as defendants and alleges violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5. The parties have stipulated to transfer the action to the District Court for the Northern District of California. No trial date has been set.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Derivative Actions:

     Ten derivative actions purporting to be brought on the Company’s behalf have been filed in state and federal courts against several of its current and former officers and directors. Some of these actions also named its independent auditors, Ernst & Young LLP, as a defendant. All were based on the same factual allegations and circumstances as the purported securities class actions and alleged state law claims for breach of fiduciary duty, misappropriation of confidential information, waste of corporate assets, contribution and indemnification, insider trading, abuse of control, gross mismanagement and unjust enrichment. These actions seek unspecified damages and no trial date has been scheduled in any of these actions. These ten actions included: Coykendall v. Kaplan, CV 806911, filed on April 11, 2002 in California Superior Court for the County of Santa Clara; Plotkin v. Kaplan, CV 807496, filed on May 1, 2002 in the same court; Wright v. Straus, CV 807799, filed on May 13, 2002 in the same court; Schienberg v. Straus, CV810211, filed on August 9, 2002 in the same court; Bogosian v. Straus, CIV 422822, filed on May 16, 2002 in California Superior Court for the County of San Mateo; Abo v. Kaplan, CIV 423693, filed on June 19, 2002 in the same court; Williams v. Ernst & Young, CIV 425385, filed on September 3, 2002 in the same court; Cromas v. Straus, Civil Action No. 19580, filed on April 25, 2002 in the Delaware Court of Chancery for New Castle County; Corwin v. Kaplan, Civil Action No. C-02-2020-VRW, filed on April 24, 2002 in the District Court for the Northern District of California; and Shalom v. Kaplan C-02-2989 SC ARB, filed on June 21, 2002 in the same court.

     On August 1, 2002, the District Court for the Northern District of California issued an order to show cause regarding the Court’s jurisdiction over the federal court actions (Corwin and Shalom). In response, the plaintiffs in those actions filed amended complaints that no longer named Mr. Casimir S. Skrzypczak, a member of the Company’s Board of Directors, as a defendant. Plaintiffs have asserted that the omission of Mr. Skrzypczak permits the Court to exercise diversity jurisdiction over the complaints, and the Court has not yet ruled on the issue. A petition to coordinate the state court actions (Coykendall, Wright, Plotkin, Schienberg, Bogosian, Abo and Williams) was filed on September 5, 2002. No trial date has been set in either the state or federal court actions.

     The Company believes that the factual allegations and circumstances underlying these securities class actions and derivative actions are without merit. The litigation could prove to be costly and time consuming, however, and there can be no assurance that the Company will prevail. An unfavorable outcome of this litigation could have a material adverse effect on the Company’s financial position or results of operations.

     The Company is a party to other litigation matters and claims, which are normal in the course of its operations. While the results of such litigation matters and claims cannot be predicted with certainty, the Company believes that their final outcome will not have a material adverse impact on its financial position or results of operations.

Note 6. Stockholders’ Equity

Preferred Stock:

     In connection with the acquisition of UNL in fiscal 1998, the Company issued 0.1 million shares of non-voting, non-cumulative Series A Preferred Stock to Koninklijke Philips Electronics N.V. (“Philips”) with a par value of $0.001 per share. The shares of Series A Preferred Stock were convertible into shares of the Company’s common stock using an agreed-upon formula based on the cumulative level of shipments of certain products by UNL during the four-year earn-out period ending June 30, 2002 and the average price of the Company’s common stock for the 20 trading days prior to June 30, 2002. During the fourth quarter of fiscal 2001, UNL achieved the cumulative unit shipments of these products that required the Company to issue $111.7 million of the Company’s common stock to Philips at the end of the four-year earn-out period. This amount was included in “Common stock to be issued” in the Company’s Consolidated Balance Sheet as of June 30, 2002. Using an average price of $2.85 per share, the Company issued 39.2 million shares of its common stock to Philips in connection with the conversion of the 0.1 million shares of Series A Preferred Stock on July 1, 2002.

     In fiscal 1998, the Company adopted a Stockholder Rights Agreement, as amended (the “Rights Agreement”), and declared a dividend distribution of one right (a “Right”) per share of common stock for stockholders of record as of July 6, 1998. As adjusted for stock splits and dividends by the Company, each outstanding share of the Company’s common stock currently includes one-eighth of a Right. Each Right entitles stockholders to purchase 1/1000 share of the Company’s Series B Preferred Stock at an exercise price of $3,600. The Rights only become exercisable in certain limited circumstances following the tenth day after a person or group announces acquisitions of or tender offers for 15% or more of the Company’s common stock. For a limited period of time following the announcement of any such acquisition or offer, the Rights are redeemable by the Company at a price of $0.01 per Right. If the Rights are not redeemed, each Right will then entitle the holder to purchase common stock having the value of twice the then-current exercise price. For a limited period of time after the exercisability of the Rights, each Right, at the discretion of the Board of Directors,

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

may be exchanged for either 1/1000 share of the Company’s Series B Preferred Stock or one share of common stock per Right. The Rights will expire on June 22, 2008.

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

Exchangeable Shares of JDS Uniphase Canada Ltd.:

     On June 30, 1999, in connection with the merger with JDS FITEL, JDS Uniphase Canada Ltd., a subsidiary of the Company, adopted an Exchangeable Share Rights Plan (the “Exchangeable Rights Plan”) substantially equivalent to the Company’s Rights Agreement. Under the Exchangeable Rights Plan, each exchangeable share issued has an associated right (an “Exchangeable Share Right”) entitling the holder of such Exchangeable Share Right to acquire additional exchangeable shares on terms and conditions substantially the same as the terms and conditions upon which a holder of shares of common stock is entitled to acquire either 1/1000 share of the Company’s Series B Preferred Stock or, in certain circumstances, shares of common stock under the Company’s Rights Agreement. The definitions of beneficial ownership, the calculation of percentage ownership and the number of shares outstanding and related provisions of the Company’s Rights Agreement and the Exchangeable Rights Plan apply, as appropriate, to shares of common stock and exchangeable shares as though they were the same security. The Exchangeable Share Rights are intended to have characteristics essentially equivalent in economic effect to the Rights granted under the Company’s Rights Agreement. The Company has the right to force conversion of the exchangeable shares in fiscal 2014.

Stock Option Plans:

     As of June 30, 2002, the Company has reserved 67.6 million shares of common stock for grant to employees and directors under the Amended and Restated 1993 Flexible Stock Incentive Plan, the 1996 Non-qualified Stock Option Plan and other various plans the Company assumed as a result of acquisitions. The exercise price is generally equal to fair value of the underlying stock at the date of grant. Options generally become exercisable over a four-year period and, if not exercised, expire from five to ten years from the date of grant.

     The following table summarizes the Company’s option activity through June 30, 2002 (in thousands, except weighted-average exercise price):

	Options Outstanding

	Shares Available	Number	Weighted-Average
	For Grant	Of Shares	Exercise Price

Balance as of June 30, 1999	52,908	88,901	$5.83
Increase in authorized shares	13,789	—	—
Plans assumed related to acquisitions	31,015	—	—
Options converted related to acquisitions	(31,015)	31,015	30.62
Granted	(60,350)	60,350	40.91
Canceled	3,011	(3,011)	14.85
Exercised	—	(35,791)	3.00
Expired	(321)	(35)	5.15

Balance as of June 30, 2000	9,037	141,429	26.62
Increase in authorized shares	50,914	—	—
Plans assumed related to acquisitions	43,506	—	—
Options converted related to acquisitions	(43,506)	43,506	32.35
Granted	(46,789)	46,789	36.17
Canceled	9,230	(16,942)	45.22
Exercised	—	(41,576)	9.03
Expired	1,755	(1,647)	51.61

Balance as of June 30, 2001	24,147	171,559	33.02
Increase in authorized shares	50,326	—	—
Granted	(46,025)	46,025	6.14
Canceled	30,551	(40,531)	35.65
Exercised	—	(11,928)	3.08
Expired	8,607	(12,551)	38.17

Balance as of June 30, 2002	67,606	152,574	26.11

Options exercisable as of:
June 30, 2000		34,957	$5.83
June 30, 2001		52,864	21.66
June 30, 2002		64,412	29.34

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The following table summarizes information about options outstanding as of June 30, 2002 (shares in thousands):

			Options Outstanding			Options Exercisable

				Weighted-Average
				Remaining
Range of Exercise Prices			Number	Contractual Life	Weighted-Average	Number	Weighted-Average
(150% Increments)			Outstanding	(in years)	Exercise Price	Exercisable	Exercise Price

$0.00	—	$0.01	663	7.2	$0.01	464	$0.01
0.02	—	0.02	26	1.2	0.02	26	0.02
0.04	—	0.04	209	8.3	0.04	187	0.04
0.10	—	0.10	2	0.9	0.10	2	0.10
0.23	—	0.34	141	2.1	0.31	141	0.31
0.35	—	0.43	36	2.4	0.38	36	0.38
0.57	—	0.82	1,646	3.2	0.72	1,530	0.72
0.86	—	1.28	2,448	4.8	1.01	2,292	1.01
1.30	—	1.91	2,938	4.8	1.57	2,818	1.57
1.97	—	2.96	445	3.8	2.56	384	2.56
2.97	—	4.36	25,492	7.2	3.85	3,330	3.78
4.47	—	6.66	5,690	3.9	5.53	4,944	5.47
6.72	—	10.04	26,299	6.7	8.43	5,814	7.51
10.17	—	15.20	18,609	6.6	14.32	5,234	14.27
15.27	—	22.90	28,706	5.0	19.75	17,887	19.80
23.20	—	34.31	6,957	6.7	29.39	3,836	29.28
35.81	—	53.63	4,797	6.7	47.73	2,455	47.73
53.95	—	80.66	15,548	6.8	66.81	6,949	65.74
81.40	—	121.88	9,399	6.2	105.02	4,623	106.15
122.88	—	146.53	2,523	5.4	131.38	1,460	131.49

			152,574			64,412

Employee Stock Purchase Plans:

     In June 1998, the Company adopted the JDS Uniphase Corporation 1998 Employee Stock Purchase Plan, as amended (the “98 Purchase Plan”). The 98 Purchase Plan, effective August 1, 1998, provides eligible employees with the opportunity to acquire an ownership interest in the Company through participation in a program of periodic payroll deductions applied at specific intervals to the purchase of the Company’s common stock. The 98 Purchase Plan is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986. However, the 98 Purchase Plan is not intended to be a qualified pension, profit sharing or stock bonus plan under Section 401(a) of the Internal Revenue Code of 1986 and is not subject to the provisions of the Employee Retirement Income Security Act of 1974. The 98 Purchase Plan will terminate upon the earlier of August 1, 2008 or the date on which all shares available for issuance have been sold. Under the 98 Purchase Plan, 2.6 million, 0.7 million and 0.6 million shares were issued during fiscal 2002, 2001 and 2000, respectively, with weighted-average prices of $6.74, $23.54 and $6.65 per share, respectively. Of the 50.0 million shares authorized to be issued under the 98 Purchase Plan, 45.9 million shares remained available for issuance as of June 30, 2002.

     In November 1999, the Company adopted the JDS Uniphase Corporation 1999 Canadian Employee Stock Purchase Plan, as amended (the “Canadian Plan”). The Canadian Plan has similar provisions to the 98 Purchase Plan. Under the Canadian Plan, 1.0 million, 0.3 million and 0.1 million shares were issued during fiscal 2002, 2001 and 2000, respectively, with weighted-average prices of $7.01, $34.09 and $23.40 per share, respectively. Of the 10.0 million shares authorized to be issued under the Canadian Plan, 8.7 million shares remained available for issuance as of June 30, 2002.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     As a result of the acquisitions of SDL in fiscal 2001 and OCLI and E-TEK in fiscal 2000, the Company assumed the employee stock purchase plans of these acquired companies. The SDL employee stock purchase plan remained effective as of June 30, 2002 and will be terminated on October 10, 2002.

Stock-Based Compensation:

     In connection with certain of the Company’s acquisitions, outstanding stock options held by the employees of the acquired companies became exercisable, according to their terms, for the Company’s common stock effective at the acquisition date. These options did not reduce the shares available for grant under any of the Company’s other option plans. For acquisitions accounted for as purchases, the fair value of these options was included as part of the purchase price. As of July 1, 2000, the Company began recording deferred compensation related to unvested options held by the employees of the companies acquired in a purchase acquisition in accordance with FIN No. 44. The deferred compensation expense calculation and future amortization is based on the graded vesting schedule of the awards. Amortization of the deferred stock-based compensation was $117.9 million and $52.6 million in fiscal 2002 and 2001, respectively.

     During fiscal 2002, the Company reversed $12.0 million of the unamortized balance of deferred stock-based compensation related to unvested options held by certain SDL and OPA employees who left through normal attrition or were terminated as part of the Company’s Global Realignment Program.

     During fiscal 2001, in connection with the severance agreement of a former executive, the Company extended the exercise period for options to purchase 1.2 million shares of common stock at exercise prices ranging from $2.60 to $105.59. The Company determined the compensation expense for these stock options based on the stock price on the date of modification. As a result, the Company recorded compensation expense of $11.1 million associated with these stock options.

     The Company applies the intrinsic value method of accounting prescribed by APB Opinion No. 25, as interpreted by FIN No. 44, in accounting for its employee stock options. Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company is required to present pro forma information regarding its net loss and net loss per share as if the Company had accounted for its employee stock options (including shares issued under the employee stock purchase plans, collectively the “options”), granted subsequent to June 30, 1995 using the fair value method of accounting. The fair value of the options granted in fiscal 2002, 2001, and 2000 has been estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Employee Stock Option Plans			Employee Stock Purchase Plans

	FY 2002	FY 2001	FY 2000	FY 2002	FY 2001	FY 2000

Expected life (in years)	5.00	5.00	5.50	0.50	0.50	0.60
Volatility	0.79	0.78	0.70	0.79	0.78	0.70
Risk-free interest rate	4.30%	5.00%	6.00%	2.72%	5.70%	5.00%
Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

     The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models such as the Black-Scholes option pricing model require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options.

     The weighted-average fair value of employee stock options granted during fiscal 2002, 2001 and 2000 was $4.13, $26.81 and $27.92 per share, respectively. The weighted-average exercise price of employee stock options granted during fiscal 2002, 2001 and 2000 was $6.14, $34.34 and $40.94 per share, respectively. The weighted-average fair value of shares granted under the employee stock purchase plans during fiscal 2002, 2001 and 2000 was $2.95, $21.92 and $7.93 per share, respectively.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options’ vesting period. The Company’s pro forma information was as follows (in millions, except per-share data):

	Years Ended June 30,

	2002	2001	2000

Reported net loss	$(8,738.3)	$(56,121.9)	$(904.7)
Adjustment:
Compensation charges under SFAS No. 123, net of tax	(564.0)	(513.6)	(246.5)

Pro forma net loss	$(9,302.3)	$(56,635.5)	$(1,151.2)

Pro forma net loss per share — basic and diluted	$(6.92)	$(51.87)	$(1.62)

Note 7. Employee Benefit Plans

     The Company sponsors the JDS Uniphase Corporation Employee 401(k) Retirement Plan (the “401(k) Plan”), which provides retirement benefits for its eligible employees through tax deferred salary deductions. The 401(k) Plan allows employees to contribute up to 20% of their annual compensation, with such contributions limited to $11,000 in calendar year 2002 as set by the Internal Revenue Service. Prior to January 1, 2001, the Company’s matching contributions consisted of $0.25 per dollar contributed by employees with at least six months of service. Effective January 1, 2001, the 401(k) Plan provides for a 100% match of employees’ contributions up to the first 3% of annual compensation and a 50% match on the next 2% of compensation, subject to a maximum matching contribution of $3,400 per employee in calendar year 2002. Employees have the option to invest the Company’s matching contributions in the Company’s common stock and are allowed to sell their shares without restrictions, subject to the Company’s insider trading policies. Employees are not allowed to invest their own contributions in the Company’s common stock. All matching contributions vest immediately. The Company’s matching contributions to the 401(k) Plan were $9.5 million in fiscal 2002, $3.2 million in fiscal 2001 and $2.5 million in fiscal 2000.

     As a result of the acquisition of SDL in fiscal 2001 and OCLI and E-TEK in fiscal 2000, the Company assumed responsibility of the 401(k) retirement plans of these acquired companies. These retirement plans were merged into the Company’s 401(k) Plan in June 2001.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8. Reduction of Goodwill and Other Long-Lived Assets

     During fiscal 2002 and 2001, the Company recorded $5,979.4 million and $50,085.0 million, respectively, of reductions of goodwill and other long-lived assets in accordance with SFAS No. 121, excluding asset write-downs associated with the Global Realignment Program. No such charges were recorded in fiscal 2000. The following table summarizes the components of the reductions of goodwill and other long-lived assets in total and by operating segments (in millions):

	Years Ended June 30,

	2002	2001

Goodwill	$4,360.8	$49,699.5
Other intangible assets	1,243.1	375.3
Property, plant and equipment	375.5	10.2

Total reductions of goodwill and other long-lived assets	$5,979.4	$50,085.0

By Operating Segments:
Transmission and Network Components:
Goodwill	$3,808.4	$48,581.4
Other intangible assets	1,031.6	298.1
Property, plant and equipment	308.3	1.6

Total	$5,148.3	$48,881.1

Thin Film Products and Instrumentation:
Goodwill	$552.4	$1,118.1
Other intangible assets	211.5	77.2
Property, plant and equipment	67.2	8.6

Total	$831.1	$1,203.9

Fiscal 2002:

     As part of its quarterly reviews of financial results for fiscal 2002, the Company evaluated the carrying value of its long-lived assets, including significant amounts of goodwill and other intangible assets recorded in connection with its various acquisitions. The assessments were performed pursuant to SFAS No. 121 because of the prolonged economic downturn affecting the Company’s operations and expected future sales. As the Company determined that the continued decline in market conditions within the Company’s industry was significant and other-than-temporary during the second, third and fourth quarters of fiscal 2002, the Company recorded charges to reduce goodwill and other long-lived assets based on the amounts by which the carrying amounts of these assets exceeded their fair value. Fair value was determined based on discounted future cash flows for the operating entities that had separately identifiable cash flows. During the fourth quarter of fiscal 2002, the Company was required to value certain of its tangible long-lived assets using specific appraisals because the remaining goodwill associated with certain asset groupings had been completely written off.

Second-Quarter Write-Downs:

     The Company recorded total write-downs of $1,267.6 million, of which $1,265.1 million was related to goodwill and $2.5 million was related to other intangible assets. The goodwill and other intangible assets were primarily associated with the acquisition of SDL and OCLI. The Company assumed a cash flow period of 5 years, long-term annual growth rates of 5% to 60%, a discount rate of 14%, and the terminal values were based upon estimated terminal growth rates of 5% to 7%.

Third-Quarter Write-Downs:

     The Company recorded total write-downs of $3,884.1 million, of which $2,871.5 million was related to goodwill, $925.3 million was related to other intangible assets and $87.3 million was related to property, plant and equipment. The goodwill and other intangible assets were primarily associated with the acquisition of JDS FITEL, SDL, E-TEK and OCLI. The Company assumed a cash flow period of 5 years, long-term annual growth rates of 4% to 35%, a discount rate of 14%, and the terminal values were based upon estimated terminal growth rates of 5% to 7%.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fourth-Quarter Write-Downs:

     The Company recorded total write-downs of $785.7 million, of which $193.0 million was related to goodwill, $304.5 million was related to other intangible assets and $288.2 million was related to property, plant and equipment. The goodwill and other intangible assets were primarily associated with the acquisition of EPITAXX, JDS FITEL and SDL. The Company assumed a cash flow period of 5 years, long-term annual growth rates of 10% to 50%, a discount rate of 14%, and the terminal values were based upon an estimated terminal growth rate of 7%.

     The assumptions supporting the estimated future cash flows for all impairment analyses, including the long-term annual growth rates, discount rates and terminal values, reflect management’s best estimates. The discount rates were based upon the Company’s weighted average cost of capital as adjusted for the risks associated with the Company’s operations.

Other Write-Downs:

     As a result of the Phase 2 restructuring activities in the first quarter of fiscal 2002 (as discussed in further detail in Note 9), the Company restructured certain of its businesses and realigned its operations to focus on certain markets and core opportunities. In the process, the Company abandoned certain redundant products and product platforms and reduced its workforce that had been valued in previous acquisitions. In accordance with SFAS No. 121, the Company wrote down the related intangible assets to their fair value, which was deemed to be zero, and recorded total charges of $42.0 million, of which $31.2 million was related to goodwill and $10.8 million was related to other intangible assets.

Fiscal 2001:

     Beginning in the third quarter of fiscal 2001, the Company evaluated the carrying value of its long-lived assets pursuant to SFAS No. 121 because of the prolonged economic downturn affecting the Company’s operations and expected future sales. As the Company determined that the continued decline in market conditions within the Company’s industry was significant and other-than-temporary during the third and fourth quarters of fiscal 2001, the Company recorded charges to reduce goodwill and other long-lived assets based on the amounts by which the carrying amounts of these assets exceeded their fair value. Fair value was determined based on discounted future cash flows for the operating entities that had separately identifiable cash flows.

Third-Quarter Write-Downs:

     The Company recorded total write-downs of $39,777.1 million related to goodwill primarily associated with the acquisition of SDL, E-TEK and OCLI. The Company assumed a cash flow period of 5 years, long-term annual growth rates of 15% to 40%, a discount rate of 13%, and the terminal values were based upon an estimated terminal growth rate of 7%.

Fourth-Quarter Write-Downs:

     The Company recorded total write-downs of $6,934.3 million, of which $6,846.9 million was related to goodwill, $77.2 million was related to other intangible assets and $10.2 million was related to property, plant and equipment. The goodwill and other intangible assets were primarily associated with the acquisition of SDL, E-TEK and OCLI. The Company assumed a cash flow period of 5 years, long-term annual growth rates of 15% to 60%, a discount rate of 14.5%, and the terminal values were based upon an estimated terminal growth rate of 7%.

     The assumptions supporting the estimated future cash flows for all impairment analyses, including the long-term annual growth rates, discount rates and terminal values, reflect management’s best estimates. The discount rates were based upon the Company’s weighted average cost of capital as adjusted for the risks associated with the Company’s operations.

Other Write-Downs:

     As a result of the Phase 1 restructuring activities in the fourth quarter of fiscal 2001 (as discussed in further detail in Note 9), the Company restructured certain of its businesses and realigned its operations to focus on certain markets and core opportunities. In the process, the Company abandoned certain redundant products and product platforms and reduced its workforce that had been valued in previous acquisitions. In accordance with SFAS No. 121, the Company wrote down the related intangible assets to their fair value, which was deemed to be zero, and recorded total charges of $3,373.6 million, of which $3,075.5 million was related to goodwill and $298.1 million was related to other intangible assets.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9. Global Realignment Program Charges

Overview:

     In April 2001, the Company initiated the Global Realignment Program, under which it is restructuring its business in response to the economic downturn in the telecommunications industry. Through the end of fiscal 2002, the Company implemented three phases of restructuring activities and recorded restructuring charges of $264.3 million (“Phase 1”) in fiscal 2001, $243.0 million (“Phase 2”) and $42.0 million (“Phase 3”) in fiscal 2002. These restructuring charges were offset by total adjustments and cash proceeds received of $25.0 million. In addition, the Company recorded other charges of $236.5 million in fiscal 2001 and $182.7 million in fiscal 2002 related to the Global Realignment Program.

     Under the Global Realignment Program, the Company is consolidating and reducing its manufacturing, research and development, sales and administrative facilities in North America, Europe and Asia-Pacific. The total number of sites closed or scheduled for closure is 25. Based on the decisions made through the end of fiscal 2002, the Company will reduce its total workforce by approximately 16,550 employees. As of June 30, 2002, 15,450 employees have been terminated.

Phase 1 Restructuring Activities:

     The following table summarizes the Company’s Phase 1 restructuring activities from inception through the end of fiscal 2002 (in millions):

	Workforce	Facilities and	Lease
	Reduction	Equipment	Commitments	Total

Total restructuring charges — Phase 1	$79.1	$122.2	$63.0	$264.3
Cash payments	(24.9)	—	(0.9)	(25.8)
Non-cash charges	(11.1)	(122.2)	—	(133.3)

Balance as of June 30, 2001	43.1	—	62.1	105.2
Cash payments	(31.3)	—	(17.0)	(48.3)
Adjustments	(10.5)	5.1	0.7	(4.7)
Cash proceeds in excess of salvage value	—	(2.4)	—	(2.4)
Non-cash charges	—	(2.7)	—	(2.7)

Balance as of June 30, 2002	$1.3	$—	$45.8	$47.1

     In connection with the Phase 1 restructuring activities, management with the appropriate level of authority approved and committed the Company to plans to close 9 sites, vacate buildings at the closed sites as well as at continuing operations, and reduce its workforce by approximately 8,800 employees. These sites were located in Asheville, North Carolina; Bracknell, United Kingdom; Freehold, New Jersey; Hillend, United Kingdom; Oxford, United Kingdom; Richardson, Texas; Rochester, New York; Shunde, China; and Taipei, Taiwan.

Workforce Reduction:

     During the fourth quarter of fiscal 2001, the Company recorded total charges of $79.1 million primarily related to severance and fringe benefits associated with the reduction of approximately 8,800 employees, which includes non-cash severance charges of $11.1 million related to the modification of a former executive’s stock options. During fiscal 2002, the Company recorded a decrease of $10.5 million to the accrual balance, as the actual amounts paid for such charges were lower than originally estimated.

     Of the 8,800 terminations for which costs have been accrued, approximately 8,100 were engaged in manufacturing, 200 in research and development, and 500 in selling, general and administrative functions. Approximately 7,100, 900, and 800 were located in North America, Europe and Asia-Pacific, respectively. As of June 30, 2002, the Company has completed its Phase 1 workforce reduction. The remaining accrual balance reflects ongoing severance and benefit payments to the terminated employees.

Facilities and Equipment and Lease Commitments:

     During the fourth quarter of fiscal 2001, property and equipment that were disposed of or removed from operations resulted in a charge of $122.2 million, of which $89.3 million was related to the Transmission and Network Components operating segment, $29.4

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

million was related to the Thin Film Products and Instrumentation operating segment and $3.5 million was related to other operating segments. The property and equipment write-downs consisted primarily of owned buildings, leasehold improvements, computer equipment and related software, production and engineering equipment, and office equipment, furniture and fixtures. During fiscal 2002, the Company recorded total adjustments of $5.1 million primarily due to additional declines in the fair market value of owned buildings held for disposal. In addition, the Company received approximately $2.4 million of cash proceeds in excess of the estimated salvage value of certain restructured assets sold through auctions.

     The Company has substantially completed the disposal of its restructured assets through auctions, donations and scrapping of the assets. The remaining assets are primarily owned buildings that could not be sold within 12 months as was previously expected. The market conditions in the cities where these buildings are located, Plymouth, United Kingdom and Taipei, Taiwan, have continued to weaken during fiscal 2002. This was exacerbated with the continued economic downturn in the telecommunications industry. The Company currently anticipates disposing of these assets within the next 6 to 12 months.

     During the fourth quarter of fiscal 2001, the Company incurred charges of $63.0 million for exiting and terminating leases primarily related to excess or closed facilities with planned exit dates. The Company estimated the cost of exiting and terminating the facility leases based on the contractual terms of the agreements and real estate market conditions. During fiscal 2002, the Company recorded a net increase of $0.7 million to the accrual balance. This adjustment consisted of an increase of $8.4 million due to changes in real estate market conditions, which resulted in changes regarding estimated vacancy periods and sublease income, offset by a decrease of $7.7 million as a result of negotiating subleases and termination agreements. The Company anticipates that it will take approximately 5 to 54 months to sublease the remaining various vacated properties. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2018.

Phase 2 Restructuring Activities:

     The following table summarizes the Company’s Phase 2 restructuring activities from inception through the end of fiscal 2002 (in millions):

	Workforce	Facilities and	Lease
	Reduction	Equipment	Commitments	Total

Total restructuring charges — Phase 2	$55.8	$141.3	$45.9	$243.0
Cash payments	(47.2)	—	(13.6)	(60.8)
Adjustments	(5.0)	(2.9)	(6.8)	(14.7)
Cash received in excess of salvage value	—	(3.2)	—	(3.2)
Non-cash charges	—	(135.2)	—	(135.2)

Balance as of June 30, 2002	$3.6	$—	$25.5	$29.1

     In connection with the Phase 2 restructuring activities, management with the appropriate level of authority approved and committed the Company to plans to close 8 sites, vacate buildings at the closed sites as well as at continuing operations, and reduce its workforce by approximately 5,400 employees. These sites were located in Arnhem, Netherlands; Gloucester, Massachusetts; Manteca, California; Plymouth, United Kingdom; Victoria, British Columbia; Witham, United Kingdom; and two sites in Ottawa, Ontario.

Workforce Reduction:

     During the first quarter of fiscal 2002, the Company recorded total charges of $55.8 million primarily related to severance and fringe benefits associated with the reduction of approximately 5,400 employees. During fiscal 2002, the Company recorded a decrease of $5.0 million to the accrual balance, as the actual amounts paid for such charges were lower than originally estimated.

     Of the 5,400 terminations for which costs have been accrued, approximately 4,500 were engaged in manufacturing, 400 in research and development, and 500 in selling, general and administrative functions. Approximately 5,050, 300, and 50 were located in North America, Europe and Asia-Pacific, respectively. As of June 30, 2002, approximately 5,200 employees have been terminated. The Company expects to complete its Phase 2 workforce reduction by the end of the first quarter of fiscal 2003.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Facilities and Equipment and Lease Commitments:

     During the first quarter of fiscal 2002, property and equipment that were disposed of or removed from operations resulted in total charges of $141.3 million, of which $129.5 million was related to the Transmission and Network Components operating segment and $11.8 million was related to the Thin Film Products and Instrumentation operating segment. The property and equipment write-downs consisted primarily of leasehold improvements, computer equipment and related software, production and engineering equipment, and office equipment, furniture and fixtures. During fiscal 2002, the Company recorded total adjustments of $2.9 million as a result of differences between the actual and estimated net book value of assets written down. In addition, the Company received approximately $3.2 million of cash proceeds in excess of the estimated salvage value of certain restructured assets sold through auctions. The Company expects to substantially complete its disposal of the restructured assets by the end of the first quarter of fiscal 2003.

     During the first quarter of fiscal 2002, the Company accrued total charges of $45.9 million for exiting and terminating leases primarily related to excess or closed facilities with planned exit dates. The Company estimated the cost of exiting and terminating the facility leases based on the contractual terms of the agreements and real estate market conditions. During fiscal 2002, the Company recorded a net decrease of $6.8 million to the accrual balance. This adjustment consisted of a decrease of $7.4 million due to changes in real estate market conditions, which resulted in changes regarding estimated vacancy periods and sublease income, offset by an increase of $0.6 million as a result of negotiating subleases and termination agreements. The Company anticipates that it will take approximately 12 to 35 months to sublease the remaining various vacated properties. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2011.

Phase 3 Restructuring Activities:

     The following table summarizes the Company’s Phase 3 restructuring activities from inception through the end of fiscal 2002 (in millions):

	Workforce	Facilities and	Lease
	Reduction	Equipment	Commitments	Total

Total restructuring charges — Phase 3	$26.7	$10.4	$4.9	$42.0
Cash payments	(12.0)	—	—	(12.0)
Non-cash charges	—	(10.4)	—	(10.4)

Balance as of June 30, 2002	$14.7	$—	$4.9	$19.6

     In connection with the Phase 3 restructuring activities, management with the appropriate level of authority approved and committed the Company to plans to close 7 sites, vacate buildings at the closed sites and reduce its workforce by approximately 1,600 employees. These sites were located in Columbus, Ohio; Eatontown, New Jersey; San Jose, California; Sydney, Australia; Toronto, Ontario; Torquay, United Kingdom; and Waghaeusel-Kirrlach, Germany. Implementation of plans relative to the sites located in Torquay, United Kingdom and Waghaeusel-Kirrlach, Germany are subject to consultation with employee representatives under applicable laws. The operations located in the San Jose, California site are related to the Company’s commercial laser unit and are scheduled to be moved to a new location in Santa Rosa, California. Portions of the operations at the Eatontown, New Jersey site are to be relocated.

Workforce Reduction:

     During the fourth quarter of fiscal 2002, the Company recorded total charges of $26.7 million primarily related to severance and fringe benefits associated with the reduction of approximately 1,600 employees. Of the 1,600 terminations for which costs have been accrued, approximately 1,100 were engaged in manufacturing, 300 in research and development, and 200 in selling, general and administrative functions. Approximately 1,200, 200 and 200 were located in North America, Europe and Asia-Pacific, respectively. As of June 30, 2002, approximately 700 employees have been terminated. The Company expects to complete its Phase 3 workforce reduction by the end of the fourth quarter of fiscal 2003.

Facilities and Equipment and Lease Commitments:

     During the fourth quarter of fiscal 2002, property and equipment that were disposed of or removed from operations resulted in total charges of $10.4 million related to the Transmission and Network Components operating segment. The property and equipment write-downs consisted primarily of leasehold improvements, computer equipment and related software, production and engineering

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equipment, and office equipment, furniture and fixtures. The Company expects to complete the disposal of property and equipment by the end of the fourth quarter of fiscal 2003.

     During the fourth quarter of fiscal 2002, the Company accrued total charges of $4.9 million for exiting and terminating leases primarily related to excess or closed facilities with planned exit dates. The Company estimated the cost of exiting and terminating the facility leases based on the contractual terms of the agreements and real estate market conditions. The Company anticipates that it will take approximately 5 to 54 months to sublease the remaining various vacated properties. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2009.

Other Charges:

     In addition to the restructuring charges recorded under the Phase 1, 2 and 3 restructuring activities, the Company incurred total other charges of $419.2 million related to the Global Realignment Program. Details of the components of the other charges were as follows (in millions):

	Years Ended June 30,

	2002	2001

Additional charges resulting from a change in estimated useful life of property and equipment	$164.7	$6.4
Write-down of inventories	—	173.5
Purchase commitments and other obligations	(7.4)	55.6
Workforce reduction	12.3	0.2
Lease commitments	6.4	—
Moving and other costs	6.7	0.8

Total other charges	$182.7	$236.5

     During fiscal 2002 and 2001, the Company recorded $164.7 million and $6.4 million, respectively, of additional charges resulting from a change in the estimated useful life of property and equipment. Total amount recorded in fiscal 2002 was net of $3.8 million of cash proceeds in excess of the estimated salvage value of certain assets sold through auctions. These charges include additional depreciation from a change in the estimated useful life and the write-downs on property and equipment that were identified for disposal but remained in use until the date of disposal.

     During fiscal 2001, the Company recorded inventory write-downs, purchase commitments and other obligations of $229.1 million resulting from product consolidations and discontinuations in connection with the Global Realignment Program. During fiscal 2002, the Company recorded an adjustment of $7.4 million to the purchase commitment accrual balance, as the actual cash payments were lower than originally estimated.

     During fiscal 2002 and 2001, the Company recorded workforce reduction charges of approximately $12.3 million and $0.2 million, respectively, which included payments for severance and fringe benefits that were not associated with a formal plan of termination, retention bonuses and employee relocation costs. The severance and fringe benefits charges were incurred as a result of the reduction of approximately 750 employees, consisting of approximately 600 in manufacturing, 50 in research and development, and 100 in selling, general and administrative functions. Approximately 150, 100 and 500 were located in North America, Europe and Asia-Pacific, respectively. As of June 30, 2002, all 750 employees have been terminated and severance and benefit payments to these employees have been paid in full.

     During fiscal 2002, the Company announced the closure of one site at Piscataway, New Jersey. Lease commitments of $6.4 million was related primarily to exiting and terminating building leases at this site and other continuing operations. The Company estimated the cost of exiting and terminating the facility leases based on the contractual terms of the agreements and the real estate market conditions. The Company anticipates that it will take approximately 12 to 54 months to sublease the vacated properties. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2011.

     During fiscal 2002 and 2001, the Company incurred moving and other costs of $6.7 million and $0.8 million, respectively, related to the physical relocation of certain facilities and equipment from buildings that the Company has disposed or planned to dispose.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Other charges were recorded in the Company’s Consolidated Statements of Operations as follows (in millions):

	Years Ended June 30,

	2002	2001

Cost of sales	$124.6	$220.7
Research and development	8.2	2.9
Selling, general and administrative	49.9	12.9

Total other charges	$182.7	$236.5

     As of June 30, 2002, the accrual balance related to other charges was $25.3 million, consisting primarily of purchase and lease commitments and other obligations. The accrual balance was included in “Other current liabilities” in the Company’s Consolidated Balance Sheet.

Recommissioning of Assets:

     Since the beginning of 2001, the telecommunications industry has experienced a dramatic downturn and has remained very volatile. In April 2001, the Company implemented its Global Realignment Program based on the best information available at the time. Management with the appropriate level of authority approved and committed the Company to execute the Global Realignment Program. As the Company continued to execute its restructuring plans to realign its operations and consolidate the facilities, the Company recommissioned certain property and equipment that had previously been removed from operations and fully depreciated or written down under the Global Realignment Program. These assets are being placed back into service due to the following reasons: (i) unanticipated changes in the industry and customer demand for certain product lines, (ii) impact of unforeseen warranty obligations, and (iii) changes in initial estimates. The total net book value of the recommissioned property and equipment at the time of the write-downs was $27.7 million, of which $15.9 million was related to the Transmission and Network Components operating segment, $10.7 million was related to the Thin Film Products and Instrumentation operating segment and $1.1 million was related to other operating segments. The recommissioned property and equipment were put back into use with a carrying value of $0. Based on the dates these assets were placed back into service, the Company would have incurred additional depreciation expense of $1.5 million in fiscal 2002.

Note 10. Income Taxes

     The Company’s income tax expense (benefit) consisted of the following (in millions):

	Years Ended June 30,

	2002	2001	2000

Federal:
Current	$(35.8)	$(86.4)	$34.0
Deferred	462.8	(226.6)	(17.5)

	427.0	(313.0)	16.5
State:
Current	—	23.0	5.0
Deferred	65.9	(32.4)	(2.3)

	65.9	(9.4)	2.7
Foreign:
Current	(68.0)	80.9	115.9
Deferred	(187.6)	(130.4)	(60.2)

	(255.6)	(49.5)	55.7

Total income tax expense (benefit)	$237.3	$(371.9)	$74.9

     The tax benefit associated with exercises of stock options resulted in tax refunds of $23.0 million in fiscal 2002 and reduced income taxes payable by $142.7 million in fiscal 2001 and $47.7 million in fiscal 2000.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The Company’s loss before income taxes consisted of the following (in millions):

	Years Ended June 30,

	2002	2001	2000

Domestic	$(8,099.4)	$(56,544.0)	$(452.5)
Foreign	(401.6)	50.2	(377.3)

Total loss before income taxes	$(8,501.0)	$(56,493.8)	$(829.8)

     A reconciliation of the Company’s income tax benefit at the federal statutory rate to the income tax expense (benefit) at the effective tax rate was as follows (in millions):

	Years Ended June 30,

	2002	2001	2000

Income tax benefit computed at federal statutory rate	$(2,975.3)	$(19,772.9)	$(290.4)
State taxes, net of federal benefit	42.8	(6.1)	1.8
Non-deductible acquired in-process research and development	—	137.6	126.2
Reductions of goodwill	1,442.9	17,515.3	—
Non-deductible amortization	428.3	1,688.7	208.4
Income tax expense (benefit) from net earnings of foreign subsidiary considered to be permanently invested in non-U.S. operations	—	10.1	(5.5)
Valuation allowance	1,315.4	51.2	42.0
Tax exempt income	(9.1)	(10.6)	(7.1)
Gain on sale of foreign subsidiary	—	10.9	—
Other	(7.7)	3.9	(0.5)

Income tax expense (benefit)	$237.3	$(371.9)	$74.9

     The components of the Company’s net deferred taxes consisted of the following (in millions):

	June 30,

	2002	2001

Tax credit carryforwards	$49.2	$25.1
Net operating loss carryforwards	1,240.7	851.3
Inventories	118.2	214.1
Accruals and reserves	144.5	153.5
Other	88.1	17.1
Acquisition and impairment related items	741.5	881.4

Gross deferred tax assets	2,382.2	2,142.5
Valuation allowance	(2,270.3)	(996.0)

Deferred tax assets	111.9	1,146.5

Acquisition-related items	(41.4)	(669.6)
Investment holdings	(2.2)	(61.7)
Other	(0.3)	(4.1)

Deferred tax liabilities	(43.9)	(735.4)

Total net deferred tax assets	$68.0	$411.1

     The valuation allowance increased by $1,274.3 million in fiscal 2002, $420.6 million in fiscal 2001 and $564.5 million in fiscal 2000. Increases in the valuation allowance for domestic deferred tax assets recorded in prior periods were due to reductions in the Company’s forecasts of future domestic taxable income and the elimination of deferred tax liabilities recorded in prior business combinations. The Company has recorded total net deferred tax assets as of June 30, 2002 only to the extent of recoverable income taxes.

     Approximately $473.0 million of the valuation allowance as of June 30, 2002 was attributable to stock option deductions, the benefit of which will be credited to additional paid-in capital when realized. Approximately $22.3 million of the valuation allowance

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as of June 30, 2002 was attributable to deferred tax assets that when realized, will first reduce unamortized goodwill, then other non-current intangible assets of acquired subsidiaries, and then income tax expense.

     As of June 30, 2002, the Company had federal, state and foreign net operating loss carryforwards of $3,165.2 million, $1,256.2 million and $198.9 million, respectively, and federal and state tax credit carryforwards of $37.2 million and $18.5 million, respectively. The net operating loss and credit carryforwards will expire at various dates beginning in fiscal 2003, if not utilized.

     As of June 30, 2002, certain of the Company’s domestic and foreign income tax returns for various fiscal years were under examination by taxing authorities. The Company believes that adequate amounts of tax have been provided for any final assessments that may result from these examinations.

Note 11. Related Party Transactions

     On October 22, 2001, the Company entered into an automation development alliance agreement with Adept Technology (“Adept”) for optical component and module manufacturing processes. Under the agreement, Adept agrees to pay the Company up to $5.0 million for certain research and development activities. In connection with this alliance, the Company invested $25.0 million in Adept convertible preferred stock and the investment is accounted for under the cost method.

     As of June 30, 2002, the Company had a $6.0 million investment, or approximately 3% ownership, in Innovance Networks (“Innovance”), a privately held company founded in May 2000 specializing in photonic networking solutions. Innovance was one of the Company’s significant customers in fiscal 2002.

     On June 30, 1999, Furukawa Electric Co. (“Furukawa”) and its subsidiaries, in conjunction with the Company’s acquisition of JDS FITEL, acquired 24% of the Company’s outstanding common stock and exchangeable shares. As of June 30, 2002, Furukawa’s ownership in the Company has decreased to approximately 8%. Furukawa does not have control over or cannot significantly influence the management or operating policies of the Company.

     Transactions and balances with Adept, Innovance and Furukawa were as follows (in millions):

	Years Ended June 30,

	2002	2001	2000

Net sales:
Adept	$3.0	$—	$—
Innovance	13.6	0.9	—
Furukawa	0.8	3.2	0.9

	June 30,

	2002	2001

Accounts Receivable:
Adept	$1.0	$—
Innovance	1.7	0.6
Furukawa	—	1.8

     During a portion of fiscal 2001, two members of the Company’s Board of Directors were officers at Cisco Systems (“Cisco”), one of the Company’s significant customers. As of June 30, 2002, no members of the Company’s Board of Directors were officers at Cisco.

Note 12. Mergers and Acquisitions

Scion:

     On April 26, 2002, the Company acquired Scion, a provider of application-specific photonic solutions based on planar lightwave circuit manufacturing. The acquisition is expected to position the Company to deliver a variety of present and future silica-based waveguide devices by leveraging Scion’s extensive knowledge and experience in semiconductor process manufacturing. The Company was a minority shareholder of Scion with an investment of $5.0 million, or approximately 6% ownership, prior to the acquisition. The consideration consisted of an additional $45.4 million in cash to complete the acquisition. The Company also incurred an estimated $0.1 million in direct transaction costs.

     As part of the purchase agreement, the Company has retained $2.0 million of the $45.4 million cash consideration for any future liabilities the Company may incur resulting from any breach of general representations or warranties made by Scion in the purchase agreement. The retained amount of $2.0 million was recorded in “Other current liabilities” in the Company’s Consolidated Balance Sheet as of June 30, 2002 and will be paid to the former shareholders of Scion on April 26, 2003 in the event no such breach of representations or warranties exists. As of June 30, 2002, the Company was not aware of any such breach of representations or warranties.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The total purchase price of the acquisition is summarized as follows (in millions):

Cash consideration	$50.4
Transaction costs	0.1

Total purchase price	$50.5

     The allocation of the total purchase price was as follows (in millions):

Net tangible assets acquired	$14.6
Intangible assets acquired:
Existing technology	7.6
Core technology	3.2
In-process research and development	3.2
Goodwill	21.9

Total purchase price	$50.5

     The weighted-average useful lives of the acquired intangible assets were as follows:

Existing technology	3 years
Core technology	3 years
On an aggregate basis	3 years

     The purchase price allocation is preliminary and is dependent on the Company’s final analysis of the acquired property and equipment, which is expected to be completed during the first quarter of fiscal 2003. The acquisition was accounted for as a purchase transaction under SFAS No. 141, and accordingly, the tangible assets acquired and liabilities assumed were recorded at their fair value at the date of the acquisition. The results of operations of Scion have been included in the Company’s financial statements subsequent to the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material.

     The following table summarizes the components of the net tangible assets acquired (in millions):

Cash	$0.5
Inventories	2.0
Other current assets	0.9
Property and equipment	15.9
Other assets	0.3

Total tangible assets acquired	19.6
Current liabilities:
Accrued site closure costs	(2.7)
Other	(2.3)

Net tangible assets acquired	$14.6

     The tangible assets included an adjustment of $0.2 million to write up inventories and an adjustment of $1.9 million to write down property and equipment to their respective fair values.

     A portion of the purchase price has been allocated to existing technology, core technology and acquired in-process research and development (“IPR&D”). These intangible assets were identified and valued through analysis of data provided by Scion concerning developmental products, their stage of development, the time and resources needed to complete them, if applicable, their expected income generating ability, target markets and associated risks. The Income Approach, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, was the primary technique utilized in the valuation.

     Those developmental projects that had not reached technological feasibility and had no future alternative uses were classified as IPR&D and expensed in the fourth quarter of fiscal 2002. The nature of the efforts required to develop the IPR&D into commercially viable products principally relates to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     In valuing the IPR&D, the Company considered, among other factors, the importance of each project to the overall development plan of the acquired entity, projected incremental cash flows from the projects when completed and any associated risks. The sales estimates used to value the IPR&D were based on estimates or relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by Scion and its competitors.

     The estimates used in valuing IPR&D were based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Accordingly, actual results may vary from the projected results.

     The rates utilized to discount the net cash flows to their present value are based on Scion’s weighted average cost of capital. Given the nature of the risks associated with the difficulties and uncertainties in completing each project and thereby achieving technological feasibility, anticipated market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets, discount rates of 25%, 31% and 40% were deemed appropriate for existing technology, core technology and IPR&D, respectively.

     The acquired existing technology, which is comprised of products that are already technologically feasible, includes arrayed waveguide grating devices, variable optical attenuator arrays and other advanced integrated devices.

     The acquired core technology represents Scion’s trade secrets and patents developed through years of experience in design, package and manufacture of application-specific photonic solutions based on planar lightwave circuit manufacturing. This proprietary know-how and their extensive knowledge and experience in semiconductor manufacturing can be leveraged by the Company to develop new and improved products of silica-based waveguide devices.

     Goodwill, which represents the excess of the purchase price over the fair value of net tangible and identified intangible assets acquired, is not being amortized but will be reviewed annually for impairment, or more frequently if impairment indicators arise, in accordance with SFAS No. 142. Goodwill has been assigned to the Transmission and Network Components operating segment and is expected to be deductible for tax purposes over 15 years under Internal Revenue Code 197.

IBM’s Optical Transceiver Business:

     On December 28, 2001, the Company acquired IBM’s optical transceiver business. The Company believes that the acquisition will extend its product portfolio to provide optical solutions beyond its existing telecommunications markets to the growing enterprise data communications markets. Under the terms of the acquisition, the Company paid IBM $100.0 million in cash and issued 26.9 million shares of the Company’s common stock valued at $232.3 million using an average market price of $8.65 per share. The average market price was based on the average closing price for a range of trading days around the announcement date of the acquisition (December 19, 2001). The Company also incurred an estimated $6.3 million in direct transaction costs. In addition, the Company may be required to make an additional payment of up to $85.0 million in cash or the Company’s common stock in the first half of calendar year 2003 based on the financial performance of the optical transceiver business. Any future payments to IBM will be accounted for as part of goodwill.

     The total purchase price of the acquisition is summarized as follows (in millions):

Value of common stock issued	$232.3
Cash consideration	100.0

Total consideration	332.3
Transaction costs	6.3

Total purchase price	$338.6

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The allocation of the total purchase price was as follows (in millions):

Tangible assets acquired	$30.7
Intangible assets acquired:
Existing technology	45.1
Core technology	15.4
Supply / contract manufacturing agreements	6.4
Non-competition agreement	1.7
Distribution agreements	1.7
Real estate license agreement	0.6
In-process research and development	22.1
Goodwill	214.9

Total purchase price	$338.6

     The weighted-average useful lives of the acquired intangible assets were as follows:

Existing technology	5 years
Core technology	5 years
Supply / contract manufacturing agreements	5 years
Non-competition agreement	3 years
Distribution agreements	5 years
Real estate license agreement	1 years
On an aggregate basis	5 years

     The purchase price allocation is preliminary and is dependent on the Company’s final analysis of the tangible assets, which is expected to be completed during the first quarter of fiscal 2003. The acquisition was accounted for as a purchase transaction in accordance with SFAS No. 141, and accordingly, the tangible assets acquired were recorded at their fair value at the date of the acquisition. No liabilities were assumed from the acquisition. The results of operations of the optical transceiver business have been included in the Company’s financial statements subsequent to the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material.

     The following table summarizes the components of the tangible assets acquired (in millions):

Inventories	$14.6
Property and equipment	16.1

Tangible assets acquired	$30.7

     The tangible assets included an adjustment of $2.8 million to write up inventories and an adjustment of $13.9 million to write down property and equipment to their respective fair values.

     A portion of the purchase price has been allocated to existing technology, core technology and acquired in-process research and development (“IPR&D”). They were identified and valued through analysis of data provided by IBM concerning developmental products, their stage of development, the time and resources needed to complete them, if applicable, their expected income generating ability, target markets and associated risks. The Income Approach, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing existing and core technology and IPR&D.

     Those developmental projects that had not reached technological feasibility and had no future alternative uses were classified as IPR&D and expensed in the second quarter of fiscal 2002. The nature of the efforts required to develop the IPR&D into commercially viable products principally relates to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements.

     In valuing the IPR&D, the Company considered, among other factors, the importance of each project to the overall development plan of the acquired entity, projected incremental cash flows from the projects when completed and any associated risks. The sales estimates used to value the IPR&D were based on estimates or relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

new product introductions by the optical transceiver business and its competitors.

     The estimates used in valuing IPR&D were based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Accordingly, actual results may vary from the projected results.

     The rates utilized to discount the net cash flows to their present value are based on the optical transceiver business’ weighted average cost of capital. Given the nature of the risks associated with the difficulties and uncertainties in completing each project and thereby achieving technological feasibility, anticipated market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets, discount rates of 14%, 27% and 38% were deemed appropriate for the existing technology, core technology and IPR&D, respectively.

     The acquired existing technology, which is comprised of products that are already technologically feasible, includes small form factor transceivers and gigabit interface converters using optical fiber channel and gigabit Ethernet protocols. The acquired core technology represents the optical transceiver business’ trade secrets and patents developed through years of experience in design, package and manufacture of optical transceiver products for the storage area networks and local area networks. The optical transceiver business’ products are designed to expand the Company’s product lines beyond the existing markets for submarine, long haul and metro applications to the enterprise data communications markets. This proprietary know-how may be leveraged by the Company to develop new and improved products and manufacturing processes.

     Goodwill, which represents the excess of the purchase price over the fair value of tangible and identified intangible assets acquired, is not being amortized but will be reviewed annually for impairment, or more frequently if impairment indicators arise, in accordance with SFAS No. 142. Goodwill has been assigned to the Transmission and Network Components operating segment and is expected to be deductible for tax purposes over 15 years under Internal Revenue Code 197.

SDL:

     On February 13, 2001, the Company completed the acquisition of SDL, a provider of products for optical communications and related markets. The merger agreement provided for the exchange of 3.8 shares of the Company’s common stock and options to purchase shares of the Company’s common stock for each common share and outstanding option of SDL, respectively. The total purchase price of $41.2 billion included consideration of 333.8 million shares of the Company’s common stock valued at an average market price of $111.13 per common share. The average market price is based on the average closing price for a range of trading days around the announcement date (July 10, 2000) of the merger. In addition, the Company issued options to purchase 42.6 million shares of common stock valued at $4.1 billion in exchange for SDL options. The Company also provided cash consideration of $0.2 million to the former shareholders of SDL in respect of fractional shares relinquished in connection with the acquisition. The value of the options, as well as estimated direct transaction costs of $44.6 million, have been included as part of the total purchase price.

     The total purchase price of the acquisition is summarized as follows (in millions):

Value of common stock issued	$37,091.9
Assumption of stock options	4,056.4
Cash consideration	0.2

Total consideration	41,148.5
Transaction costs	44.6

Total purchase price	$41,193.1

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The allocation of the total purchase price was as follows (in millions):

Net tangible assets acquired	$617.4
Intangible assets acquired:
Existing technology	455.4
Core technology	214.2
Trademark and tradename	46.0
Assembled workforce	47.7
In-process research and development	380.7
Deferred compensation	203.7
Goodwill	39,228.0

Total purchase price	$41,193.1

     The acquisition was accounted for as a purchase transaction and accordingly, the net tangible assets acquired were recorded at their fair value at the date of the acquisition. Tangible assets included cash, accounts receivable, inventories and property, plant and equipment (including an adjustment of $22.9 million to write up inventories and an adjustment of $5.8 million to write up property, plant and equipment). Liabilities assumed principally include accounts payable, accrued compensation and accrued expenses. The results of operations of SDL have been included in the Company’s financial statements subsequent to the date of acquisition.

     The Company paid certain SDL executives $300.9 million in consideration of their agreement to amend their change of control agreements and enter into non-compete agreements with the Company. These costs were charged to selling, general and administrative expense as compensation expense during the third quarter of fiscal 2001.

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

     Developmental projects that had reached technological feasibility were classified as developed technology, and the value assigned to developed technology was capitalized. Where the developmental projects had not reached technological feasibility and had no future alternative uses, they were classified as IPR&D and charged to expense upon closing of the merger. The nature of the efforts required to develop the purchased IPR&D into commercially viable products principally relates to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements.

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

     The rates utilized to discount the net cash flows to their present value are based on SDL’s weighted average cost of capital. Given the nature of the risks associated with the difficulties and uncertainties in completing each project and thereby achieving technological feasibility, anticipated market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets, the weighted average cost of capital was adjusted. Based on these factors, discount rates of 12% and 20% were deemed appropriate for the developed and in-process technology, respectively.

     The estimates used in valuing IPR&D were based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Accordingly, actual results may vary from the projected results.

     The acquired existing technology, was comprised of products that are already technologically feasible, includes products in most of SDL’s product lines. The Company is amortizing the acquired existing technology of $455.4 million on a straight-line basis over an average estimated remaining useful life of 5 years. The acquired core technology represents SDL trade secrets and patents developed

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

through years of experience in design, package and manufacture of laser components and modules for fiberoptic telecommunication networks. SDL’s products are designed for long-haul applications, as well as emerging short-haul applications, such as metro area networks. This proprietary know-how may be leveraged by the Company to develop new and improved products and manufacturing processes. The Company is amortizing the acquired core technology of $214.2 million on a straight-line basis over an average estimated remaining useful life of 5 years.

     The trademarks and tradenames include the SDL trademark and tradename. The Company is amortizing the trademarks and trade names of $46.0 million on a straight-line basis over an estimated remaining useful life of 5 years.

     The acquired assembled workforce was comprised of over 1,660 skilled employees across SDL’s executive, research and development, manufacturing, supervisor/manager, and sales and marketing groups. The Company was amortizing the value assigned to the assembled workforce of $47.7 million on a straight-line basis over an estimated remaining useful life of 4 years. On July 1, 2002, the carrying balance of the acquired assembled workforce of $7.3 million was reclassified to goodwill as it did not meet the contractual-legal or the separability criteria prescribed by SFAS No. 141.

     Goodwill, which represents the excess of the purchase price over the fair value of net tangible and identified intangible assets acquired, was being amortized on a straight-line basis over its estimated remaining useful life of 5 years prior to the recording of impairment charges (see Note 8).

Optical Process Automation Corp. (“OPA”):

     In January 2001, the Company acquired OPA of Melbourne, Florida. OPA designs and manufactures automated and semi-automated systems for the manufacture of fiberoptic components and modules. The acquisition was accounted for as a purchase transaction and accordingly, the results of operations of OPA have been included in the Company’s financial statements subsequent to the date of acquisition. The total purchase price of $168.5 million included consideration of 2.4 million shares of the Company’s common stock valued at $131.8 million, the issuance of options to purchase an additional 0.7 million shares of the Company's common stock valued at $36.5 million in exchange for OPA options and transaction costs of $0.2 million. The purchase price allocation included net tangible deficit of $4.6 million, acquired IPR&D of $3.0 million, purchased intangible assets of $15.5 million, $30.1 million related to deferred compensation on unvested options and goodwill of $124.5 million. Subject to the completion of certain milestones, the purchase agreement also provides for the issuance of additional shares of the Company’s common stock with the final milestone payment scheduled to be paid on or prior to January 31, 2004.

     During fiscal 2002, OPA reached several milestones and the Company removed the milestone provisions of the remaining milestones that resulted in the Company issuing 2.2 million shares of the Company’s common stock valued at $11.9 million, of which $6.2 million was recorded as goodwill, $1.2 million was recorded as a decrease to other current liabilities (as this amount was previously accrued in fiscal 2001) and $4.5 million was recorded as expenses related to the removal of the milestone provisions. During fiscal 2001, OPA reached one milestone that resulted in the Company issuing 0.1 million shares of the Company’s common stock valued at $2.9 million.

     The Company is amortizing the purchased intangible assets and goodwill over a period of 2 to 7 years. On July 1, 2002, the carrying balance of the acquired assembled workforce of $0.9 million was reclassified to goodwill as it did not meet the contractual-legal or the separability criteria prescribed by SFAS No. 141. In addition, beginning July 1, 2002, goodwill is no longer being amortized but will be reviewed annually for impairment, or more frequently if impairment indicators arise, in accordance with SFAS No. 142.

Iridian Spectral Technologies Limited (“Iridian”):

     In October 2000, the Company acquired the remaining 80.1% interest in Iridian of Ottawa, Canada. Iridian is a supplier of custom designed thin film filters. The acquisition was accounted for as a purchase transaction, and accordingly, the results of operations of Iridian have been included in the Company’s financial statements subsequent to the acquisition date. The total purchase price of $39.4 million included consideration of 0.4 million exchangeable shares of the Company’s subsidiary, JDS Uniphase Canada Ltd., valued at $34.6 million, $4.7 million in cash and transaction costs of $0.1 million. The purchase price allocation included net tangible assets of $2.3 million, acquired IPR&D of $0.6 million, purchased intangible assets of $1.3 million and goodwill of $35.2 million. The Company was amortizing the purchased intangible assets and goodwill over a period of 5 years prior to the recording of impairment charges (see Note 8).

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sale of Iridian:

     In fiscal 2002, the Company sold 80.1% of its ownership in Iridian to IST Holdings for $1.1 million in cash, and retained the remaining 19.9%. After adjusting for the net costs of the assets sold and the expenses associated with the divestiture, the Company realized a gain of $0.1 million from the transaction.

Epion Corporation (“Epion”):

     In September 2000, the Company acquired Epion of Billerica, Massachusetts. Epion is a developer of gas cluster ion beam (“GCIB”) technology and a manufacturer of pulsed laser deposition (“PLD”) equipment. The acquisition was accounted for as a purchase transaction and accordingly, the results of operations of Epion have been included in the Company’s financial statements subsequent to the acquisition date. The initial purchase price of $95.3 million included consideration of 0.8 million shares of the Company’s common stock valued at $86.8 million, the issuance of options to purchase an additional 91,862 shares of the Company’s common stock valued at $8.2 million in exchange for Epion options and transaction costs of $0.3 million. The purchase price allocation included net tangible assets of $11.0 million, acquired IPR&D of $8.9 million, purchased intangible assets of $10.9 million, $3.7 million related to deferred compensation on unvested options and goodwill of $60.8 million. Subject to the completion of certain milestones, the merger agreement also provides for the issuance of additional shares of common stock with the final milestone payment scheduled to be paid on or prior to January 31, 2003.

     During fiscal 2002, Epion reached a milestone that resulted in the Company issuing 6.6 million shares of the Company’s common stock valued at $30.0 million, of which $27.0 million was recorded as goodwill, $2.5 million was recorded as expenses as a portion of the milestone required continued service to the Company in order to be earned and $0.5 million was recorded as deferred compensation related to unvested options. During fiscal 2001, Epion reached several milestones that resulted in the Company issuing 1.4 million shares of the Company’s common stock valued at $98.7 million (including $9.5 million related to deferred compensation on unvested options).

     The Company is amortizing the purchased intangible assets and goodwill over a period of 3 to 5 years. On July 1, 2002, the carrying balance of the acquired assembled workforce of $1.3 million was reclassified to goodwill as it did not meet the contractual-legal or the separability criteria prescribed by SFAS No. 141. In addition, beginning July 1, 2002, goodwill is no longer being amortized but will be reviewed annually for impairment, or more frequently if impairment indicators arise, in accordance with SFAS No. 142.

E-TEK:

     On June 30, 2000, the Company completed the acquisition of E-TEK, a designer and manufacturer of components and modules for fiberoptic systems. The merger agreement provided for the exchange of 2.2 shares of the Company’s common stock for each common share and outstanding option of E-TEK. The total purchase price of $17,506.4 million included consideration of 150.1 million shares of the Company’s common stock, which included 0.8 million exchangeable shares of its subsidiary, JDS Uniphase Canada, Ltd., each of which is exchangeable for one share of the Company's common stock, the issuance of options to purchase 23.2 million shares valued at $2,005.2 million in exchange for E-TEK options, the issuance of 0.5 million common shares valued at $45.5 million in exchange for E-TEK shares to be issued under E-TEK’s employee stock purchase plan, $53.9 million of cash and transaction costs of $32.3 million.

     The total purchase price of the acquisition is summarized as follows (in millions):

Value of common stock issued	$15,369.3
Assumption of stock options	2,005.4
Cash consideration	53.9
Assumption of employee stock purchase plan	45.5

Total consideration	17,474.1
Transaction costs	32.3

Total purchase price	$17,506.4

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The allocation of the total purchase price was as follows (in millions):

Net tangible assets acquired	$395.0
Marketable equity investments	950.0
Intangible assets acquired:
Existing technology	248.7
Core technology	168.5
Trademark and tradename	60.4
Assembled workforce	10.7
In-process research and development	250.6
Goodwill	15,422.5

Total purchase price	$17,506.4

     The acquisition was accounted for as a purchase transaction and accordingly, the net tangible assets acquired were recorded at their fair value at the date of the acquisition. Tangible assets included cash, accounts receivable, inventories and property, plant and equipment (including an adjustment of $48.6 million to write up inventories). Liabilities assumed principally included accounts payable, accrued compensation and accrued expenses. The results of operations of E-TEK have been included in the Company’s financial statements subsequent to the date of acquisition.

     A portion of the purchase price has been allocated to write up the equity investments of E-TEK to a fair value of $950.0 million. The fair value included a $932.0 million increase to E-TEK’s investment of ADVA, which is accounted for under the equity method of accounting. The increase represented the fair value of the Company’s investment over the net assets of ADVA.

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

     Where developmental projects had reached technological feasibility, they were classified as developed technology, and the value assigned to developed technology was capitalized. Where the developmental projects had not reached technological feasibility and had no future alternative uses, they were classified as IPR&D and charged to expense upon closing of the merger. The nature of the efforts required to develop the purchased IPR&D into commercially viable products principally relates to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements.

     In valuing the IPR&D, the Company considered, among other factors, the importance of each project to the overall development plan of the acquired entity, projected incremental cash flows from the projects when completed and any associated risks. The projected incremental cash flows were discounted back to their present value using discount rates ranging from 12% to 20%. Discount rates were determined after consideration of E-TEK’s weighted average cost of capital and the weighted average return on assets. Associated risks include the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility, anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets.

     The acquired existing technology, which was comprised of products that are already technologically feasible, includes products in most of E-TEK’s product line. These include wavelength division multiplexing components and modules, isolators, couplers, and micro-optic integrated components. Prior to the recording of impairment charges (see Note 8), the Company was amortizing the acquired existing technology of $248.7 million on a straight-line basis over an average estimated remaining useful life of 3 years.

     The acquired core technology represented E-TEK trade secrets and patents developed through years of experience in design, package, and manufacture of passive components for fiberoptic telecommunication networks. E-TEK’s products are designed for established terrestrial and submarine long-haul applications, as well as emerging short-haul applications, such as metro area networks. This proprietary know-how may be leveraged by E-TEK to develop new and improved products and manufacturing processes. Prior to

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the recording of impairment charges (see Note 8), the Company was amortizing the acquired core technology of $168.5 million on a straight-line basis over an average estimated remaining useful life of 5 years.

     The trademark and tradename included the E-TEK trademark and tradename as well as all branded E-TEK products, such as E-TEK™, Unifuse™, Kaifa™ and TIGRA™. Prior to the recording of impairment charges (see Note 8), the Company was amortizing the trademark and tradename of $60.4 million on a straight-line basis over an estimated remaining useful life of 5 years.

     The acquired assembled workforce was comprised of over 3,300 skilled employees across E-TEK’s executive, research and development, manufacturing, supervisor/manager, and sales and marketing functions. Prior to the recording of impairment charges (see Note 8), the Company was amortizing the value assigned to the assembled workforce of $10.7 million on a straight-line basis over an estimated remaining useful life of 3 to 5 years.

     Goodwill, which represents the excess of the purchase price over the fair value of net tangible and identified intangible assets acquired, was being amortized on a straight-line basis over its estimated remaining useful life of 5 years prior to the recording of impairment charges (see Note 8).

Fujian Casix Laser, Inc. (“Casix”):

     On April 29, 2000, the Company acquired Casix of Fuzhou, China, for $60.0 million in cash. Casix is a supplier of crystals, fiberoptic components and optics for telecommunications networks. Casix’s key technologies consist principally of fiberoptic component processing and precision assembly; optical design, fabrication and coating; and advanced crystal growth and processing. The acquisition was accounted for as a purchase transaction and accordingly, the results of operations of Casix have been included in the Company’s financial statements subsequent to the acquisition date. The purchase price allocation included net tangible assets of $11.4 million and purchased intangible assets (primarily goodwill) of $48.6 million. The purchased intangible assets were being amortized over 5 years prior to the recording of impairment charges (see Note 8).

Cronos Integrated Microsystems, Inc. (“Cronos”):

     On April 19, 2000, the Company acquired Cronos, a provider of optical micro-electro-mechanical systems components and component technology to the fiberoptic communications market. The acquisition was accounted for as a purchase transaction and accordingly, the results of operations of Cronos have been included in the Company’s financial statements subsequent to the acquisition date. The total purchase price of $565.3 million included consideration of 6.3 million shares of the Company’s common stock, the issuance of options to purchase 0.2 million shares valued at $15.7 million in exchange for Cronos options and direct transaction costs of $1.1 million.

     The total purchase price of the acquisition is summarized as follows (in millions):

Value of common stock issued	$548.5
Assumption of stock options	15.7

Total consideration	564.2
Transaction costs	1.1

Total purchase price	$565.3

     The allocation of the total purchase price was as follows (in millions):

Net tangible assets acquired	$1.0
Intangible assets acquired:
Developed technology	8.0
Core technology	4.1
Assembled workforce	1.8
In-process research and development	6.3
Goodwill	544.1

Total purchase price	$565.3

     Net tangible assets acquired included cash, accounts receivable, inventories and property and equipment, offset by liabilities assumed including principally accounts payable, accrued compensation and accrued expenses.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

     Where development projects had reached technological feasibility, they were classified as developed technology and the value assigned to developed technology was capitalized. Where the development projects had not reached technological feasibility and had no future alternative uses, they were classified as IPR&D and charged to expense upon closing of the transaction. The nature of the efforts required to develop the purchased IPR&D into commercially viable products principally relates to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements.

     In valuing the IPR&D, the Company considered, among other factors, the importance of each project to the overall development plan of the acquired entity, projected incremental cash flows from the projects when completed and any associated risks. The projected incremental cash flows were discounted back to their present value using discount rates ranging from 12% to 20%. Discount rates were determined after consideration of Cronos weighted average cost of capital and the weighted average return on assets. Associated risks include the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility, anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets.

     The acquired existing technology, which was comprised of products that are already technologically feasible, includes products in the following areas: relays and optical communication cross connects. Prior to the recording of impairment charges (see Note 8), the Company was amortizing the acquired existing technology of $8.0 million on a straight-line basis over an average estimated remaining useful life of 5 years.

     The acquired core technology represents Cronos trade secrets and patents developed through years of experience designing and manufacturing micro-electromechanical systems components for fiberoptic and RF telecommunication networks. Prior to the recording of impairment charges (see Note 8), the Company was amortizing the acquired core technology of $4.1 million on a straight-line basis over an average estimated remaining useful life of 5 years.

     The acquired assembled workforce was comprised of approximately 72 skilled employees across Cronos sales and marketing, management, supervision, quality and training, general and administrative, and engineering functions. Prior to the recording of impairment charges (see Note 8), the Company was amortizing the value assigned to the assembled workforce of $1.8 million on a straight-line basis over an estimated remaining useful life of 3 years.

     Goodwill, which represents the excess of the purchase price over the fair value of net tangible and identified intangible assets acquired, was being amortized on a straight-line basis over its estimated remaining useful life of 5 years prior to the recording of impairment charges (see Note 8).

     During the first quarter of fiscal 2003, the Company announced an agreement to sell most of the assets of Cronos (see Note 15).

OCLI:

     On February 4, 2000, the Company acquired OCLI, a manufacturer of optical thin film coatings and components used to control and enhance light propagation to achieve specific effects such as reflection, refraction, absorption and wavelength separation. The acquisition was accounted for as a purchase transaction and accordingly, the results of operations of OCLI have been included in the Company’s financial statements subsequent to the acquisition date. The total purchase price of $2,707.5 million included consideration of 54.0 million shares of the Company’s common stock, the issuance of options to purchase 6.4 million shares valued at $267.2 million in exchange for OCLI options and direct transaction costs of $8.2 million.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The total purchase price of the acquisition is summarized as follows (in millions):

Value of common stock issued	$2,432.1
Assumption of stock options	267.2

Total consideration	2,699.3
Transaction costs	8.2

Total purchase price	$2,707.5

     The allocation of the total purchase price was as follows (in millions):

Net tangible assets acquired	$253.2
Intangible assets acquired:
Developed technology	232.2
Proprietary know-how	161.9
Trademark and tradename	38.5
Assembled workforce	14.3
In-process research and development	84.1
Goodwill	1,927.4
Deferred tax liabilities	(4.1)

Total purchase price	$2,707.5

     Tangible assets acquired included cash, accounts receivable, inventories and property, plant and equipment (including an adjustment to write up property, plant and equipment to fair value by $28.0 million). Liabilities assumed principally included accounts payable, accrued compensation and accrued expenses.

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

     Where developmental projects had reached technological feasibility, they were classified as developed technology, and the value assigned to developed technology was capitalized. Where the developmental projects had not reached technological feasibility and had no future alternative uses, they were classified as IPR&D and charged to expense upon closing of the merger. The nature of the efforts required to develop the purchased IPR&D into commercially viable products principally relates to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements.

     In valuing the IPR&D, the Company considered, among other factors, the importance of each project to the overall development plan of the acquired entity, projected incremental cash flows from the projects when completed and any associated risks. The projected incremental cash flows were discounted back to their present value using discount rates ranging from 18% to 25%. Discount rates were determined after consideration of OCLI’s weighted average cost of capital and the weighted average return on assets. Associated risks include the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility, anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets.

     The acquired existing technology, which was comprised of products that are already technologically feasible, includes products that are manufactured and marketed by OCLI’s Telecommunications, Flex Products, Applied Photonics, and Information Industries groups. The Company is amortizing the acquired existing technology of $232.2 million on a straight-line basis over an average estimated remaining useful life of 8.2 years.

     The acquired proprietary know-how represents OCLI trade secrets and patents developed through years of experience designing and manufacturing thin film products. This know-how enables OCLI to develop new and improved thin film products, processes and manufacturing equipment. The Company is amortizing the proprietary know-how of $161.9 million on a straight-line basis over an average estimated remaining useful life of 10.4 years.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The trademark and tradename included the OCLI trademark and tradename as well as all branded OCLI products such as GlareGuard® and processes such as MetaMode®. The Company is amortizing the trademark and tradenames of $38.5 million on a straight-line basis over an estimated remaining useful life of 10 years.

     The acquired assembled workforce was comprised of over 1,400 skilled employees across OCLI’s general and administration, science and technology, sales and marketing, and manufacturing functions. The Company was amortizing the value assigned to the assembled workforce of $14.3 million on a straight-line basis over an estimated remaining useful life of 6 years. On July 1, 2002, the carrying value of the acquired assembled workforce of $0.9 million was reclassified to goodwill as it did not meet the contractual-legal or the separability criteria prescribed by SFAS No. 141.

     Goodwill, which represents the excess of the purchase price over the fair value of net tangible and identified intangible assets acquired, was being amortized on a straight-line basis over its estimated remaining useful life of 7.2 years prior to the recording of impairment charges (see Note 8).

Integrierte Optik GmbH & Co. KG (“IOT”):

     In January 2000, the Company acquired the remaining 49% minority interest in IOT, a joint venture of the Company and the Schott Group, for $12.6 million in cash in a transaction accounted for as a purchase. Prior to the transaction, IOT’s balance sheet and results of operations were consolidated with the Company, with appropriate adjustments to reflect minority interest of 49%. As a result of the transaction, the Company’s ownership interest increased to 100% and the minority interest adjustments have been discontinued. IOT manufactures passive optical splitters for fiberoptic network applications in cable plants and transmission networks. The purchase price allocation included net tangible assets of $2.9 million and purchased intangible assets (including goodwill) of $9.7 million. The purchased intangible assets were being amortized over 5 years prior to the recording of impairment charges (see Note 8).

Oprel Technologies, Inc. (“OPREL”):

     In December 1999, the Company acquired OPREL, a developer of optical amplifiers, test equipment and optoelectronic packaging, located in Nepean, Ontario. The acquisition was accounted for as a purchase transaction and accordingly, the results of operations of OPREL have been included in the Company’s financial statements subsequent to the acquisition date. The Company paid $9.3 million in cash and issued a total of 0.2 million exchangeable shares of its subsidiary, JDS Uniphase Canada Ltd., each of which is exchangeable for one share of the Company’s common stock. The total purchase price was $27.7 million. The purchase price allocation included net tangible assets of $1.4 million and purchased intangible assets (including goodwill) of $26.3 million. The purchased intangible assets were being amortized over 5 years prior to the recording of impairment charges (see Note 8).

SIFAM Limited (“SIFAM”):

     In December 1999, the Company acquired SIFAM, a supplier of fused components for fiberoptic telecommunications networks, which is based in the United Kingdom, for $97.6 million in cash. SIFAM products, which included couplers, wavelength division multiplexers and gain flattening filters, are used for advanced applications in optical amplifiers and network monitoring. The acquisition was accounted for as a purchase transaction and accordingly, the results of operations of SIFAM have been included in the Company’s financial statements subsequent to the acquisition date.

     The allocation of the total purchase price was as follows (in millions):

Net tangible assets acquired	$4.3
Intangible assets acquired:
Developed technology	27.0
Trade secrets and patents	6.1
Assembled workforce	0.6
In-process research and development	3.0
Goodwill	70.1
Deferred tax liabilities	(13.5)

Total purchase price	$97.6

     Net tangible assets acquired included cash, accounts receivable, inventories and property and equipment, offset by liabilities assumed including principally accounts payable, accrued compensation and accrued expenses.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

     Where development projects had reached technological feasibility, they were classified as developed technology and the value assigned to developed technology was capitalized. Where the development projects had not reached technological feasibility and had no future alternative uses, they were classified as IPR&D and charged to expense upon closing of the transaction. The nature of the efforts required to develop the purchased IPR&D into commercially viable products principally relates to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements.

     In valuing the IPR&D, the Company considered, among other factors, the importance of each project to the overall development plan of the acquired entity, projected incremental cash flows from the projects when completed and any associated risks. The projected incremental cash flows were discounted back to their present value using discount rates ranging from 14% to 18%. Discount rates were determined after consideration of SIFAM’s weighted average cost of capital and the weighted average return on assets. Associated risks include the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility, anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets.

     The acquired existing technology, which was comprised of products that are already technologically feasible, includes products in the following areas: fused couplers and attenuators, pump/signal wavelength division multiplexers, polished products (polarizers, variable ratio couplers), and gain flattening filters. Prior to the recording of impairment charges (see Note 8), the Company was amortizing the acquired existing technology of $27.0 million on a straight-line basis over an average estimated remaining useful life of 5 years.

     The acquired core technology represents SIFAM trade secrets and patents developed through years of experience designing and manufacturing fused components for fiberoptic telecommunication networks. Prior to the recording of impairment charges (see Note 8), the Company was amortizing the acquired core technology of $6.1 million on a straight-line basis over an average estimated remaining useful life of 5 years.

     The acquired assembled workforce was comprised of approximately 50 skilled employees across SIFAM’s sales and marketing, management, supervision, quality and training, general and administrative, and engineering functions. Prior to the recording of impairment charges (see Note 8), the Company was amortizing the value assigned to the assembled workforce of $0.6 million on a straight-line basis over an estimated remaining useful life of 3 years.

     Goodwill, which represents the excess of the purchase price over the fair value of net tangible and identified intangible assets acquired, was being amortized on a straight-line basis over its estimated remaining useful life of 5 years prior to the recording of impairment charges (see Note 8).

EPITAXX, Inc.:

     In November 1999, the Company acquired EPITAXX, a supplier of optical detectors and receivers for fiberoptic telecommunications and cable televisions networks. The acquisition was accounted for as a purchase transaction and accordingly, the results of operations of EPITAXX have been included in the Company’s financial statements subsequent to the acquisition date. The Company paid cash in the amount of $9.3 million and issued a total of approximately 9.0 million shares of common stock in exchange for all of the outstanding shares of EPITAXX common stock. Outstanding options to acquire shares of EPITAXX common stock were converted into options to purchase shares of the Company’s common stock at the same exchange ratio.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The total purchase price of the acquisition is summarized as follows (in millions):

Value of common stock issued	$429.5
Assumption of stock options	61.9

Total consideration	491.4
Cash paid to seller	9.3
Transaction costs	1.0

Total purchase price	$501.7

     The allocation of the total purchase price was as follows (in millions):

Net tangible assets acquired	$14.2
Intangible assets acquired:
Developed technology	63.4
Trademark and tradename	5.4
Assembled workforce	2.9
In-process research and development	16.7
Goodwill	397.9
Deferred tax assets	1.2

Total purchase price	$501.7

     Net tangible assets acquired included cash, accounts receivable, inventories and property and equipment, offset by liabilities assumed including principally accounts payable, accrued compensation and accrued expenses.

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

     Where development projects had reached technological feasibility, they were classified as developed technology and the value assigned to developed technology was capitalized. Where the development projects had not reached technological feasibility and had no future alternative uses, they were classified as IPR&D and charged to expense upon closing of the merger. The nature of the efforts required to develop the purchased IPR&D into commercially viable products principally relates to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements.

     In valuing the IPR&D, the Company considered, among other factors, the importance of each project to the overall development plan of the acquired entity, projected incremental cash flows from the projects when completed and any associated risks. The projected incremental cash flows were discounted back to their present value using discount rates ranging from 12% to 18%. Discount rates were determined after consideration of EPITAXX’s weighted average cost of capital and the weighted average return on assets. Associated risks include the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility, anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets.

     The acquired existing technology, which was comprised of products that are already technologically feasible, includes products in the following areas: high speed receivers for the telecommunications market, optical network monitoring, and optical detectors/receivers for access/datacom applications and cable television fiberoptic networks. The Company is amortizing the acquired existing technology of $63.4 million on a straight-line basis over an average estimated remaining useful life of 7 years.

     The trademark and tradename included the EPITAXX trademark and tradename. The Company is amortizing the trademark and tradenames of approximately $5.4 million on a straight-line basis over an estimated remaining useful life of 7 years.

     The acquired assembled workforce was comprised of approximately 400 skilled employees across EPITAXX’s executive, research and development, manufacturing, quality assurance, sales and marketing, and general and administrative functions. The Company was amortizing the value assigned to the assembled workforce of $2.9 million on a straight-line basis over an

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimated remaining useful life of 4 years. On July 1, 2002, the carrying balance of the acquired assembled workforce of $0.4 million was reclassified to goodwill as it did not meet the contractual-legal or the separability criteria prescribed by SFAS No. 141.

     Goodwill, which represents the excess of the purchase price over the fair value of net tangible and identified intangible assets acquired, was being amortized on a straight-line basis over its estimated remaining useful life of 7 years. Beginning July 1, 2002, goodwill is no longer being amortized but will be reviewed annually for impairment, or more frequently if impairment indicators arise, in accordance with SFAS No. 142.

Ramar Corporation (“Ramar”):

     In October 1999, the Company acquired Ramar of Northborough, Massachusetts for $1.0 million in cash and convertible debt as described below. Ramar designed, developed and manufactured lithium-niobate products for telecommunications applications. The acquisition was accounted for as a purchase transaction and accordingly, the results of operations of Ramar have been included in the Company’s financial statements subsequent to the acquisition date. The convertible debt was composed of $3.5 million in demand obligations and two performance-based instruments totaling $1.0 million that became due upon achieving certain milestones through October 2001. The convertible debt bears interest at 5.54% per annum and the principal could be exchanged for newly issued shares of common stock at a price of $27.961 per share. The total purchase price was $4.5 million. The purchase price allocation included net tangible assets of $0.2 million and purchased intangible assets (including goodwill) of $4.3 million (net of deferred tax). The purchased intangible assets were being amortized over 5 years prior to the recording of impairment charges (see Note 8). During fiscal 2001, $1.4 million of debt was converted into 0.1 million shares of the Company’s common stock. As of June 30, 2002, convertible debt of $2.1 million was included in “Other current liabilities” in the Company’s Consolidated Balance Sheet.

AFC Technologies, Inc. (“AFC”):

     In August 1999, the Company acquired AFC of Ottawa, Canada, for $22.0 million in cash and common stock valued at $17.5 million. AFC designed, developed and manufactured fiber amplifiers for telecommunications applications. The acquisition was accounted for as a purchase transaction and accordingly, the results of operations of AFC have been included in the Company’s financial statements subsequent to the acquisition date. The purchase price allocation included net tangible assets of $1.3 million and purchased intangible assets (including goodwill) of $38.2 million. The purchased intangible assets were being amortized over 5 years prior to the recording of impairment charges (see Note 8).

Note 13. Operating Segments and Geographic Information

     The Company evaluates its reporting segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by SFAS No. 131. The Chief Executive Officer allocates resources to each segment based on their business prospects, competitive factors, net sales and operating results.

     The Company designs and manufactures products for fiberoptic communications, as well as for markets where its core optics technologies provide solutions for industrial, commercial and consumer applications. During fiscal 2002, the Company changed the structure of its internal organization and concluded that it has two principal operating segments: (i) Transmission and Network Components and (ii) Thin Film Products and Instrumentation. Transmission and Network Components provides fiberoptic components and modules for system manufacturers in the telecommunications, data communications and cable television industries. Thin Film Products and Instrumentation consists primarily of the Company’s non-telecommunications businesses for display, security, medical/environmental instrumentation, decorative, aerospace and defense applications. The amounts shown as “All other” consist of certain unallocated corporate-level operating expenses, as well as the Company’s division which designs and manufactures automated and semi-automated systems for the manufacture of fiberoptic components and modules. In addition, the Company does not allocate income taxes or specifically identifiable assets to its operating segments. Where practicable, the Company allocates corporate sales, marketing, finance and administration expenses to the operating segments, primarily as a percentage of net sales.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Information regarding reportable segments was as follows (in millions):

	Years Ended June 30,

	2002	2001	2000

Transmission and Network Components:
Net sales	$767.5	$2,670.3	$1,169.3
Intersegment sales	—	—	—

Net sales to external customers	767.5	2,670.3	1,169.3
Operating income (loss)	(872.8)	248.7	443.0

Thin Film Products and Instrumentation:
Net sales	336.6	693.1	331.3
Intersegment sales	(12.7)	(132.4)	(70.2)

Net sales to external customers	323.9	560.7	261.1
Operating income (loss)	(4.6)	182.9	67.0

Net sales by reportable segments	1,091.4	3,231.0	1,430.4
All other net sales	6.8	1.8	—

Total net sales	$1,098.2	$3,232.8	$1,430.4

Operating income (loss) by reportable segments	$(877.4)	$431.6	$510.0
All other operating income (loss)	36.4	(454.4)	(50.3)
Unallocated amounts:
Acquisition-related charges and payroll taxes on stock option exercises	(1,463.6)	(6,239.6)	(1,324.8)
Reduction of goodwill and other long-lived assets	(5,979.4)	(50,085.0)	—
Interest and other income, net	48.3	48.5	35.3
Gain on sale of subsidiaries	0.1	1,770.2	—
Gain (loss) on sale of investments	15.0	(559.1)	—
Reduction in fair value of investments	(225.8)	(522.1)	—
Loss on equity method investments, net	(54.6)	(883.9)	—

Loss before income taxes	$(8,501.0)	$(56,493.8)	$(829.8)

     Intersegment sales were recorded at fair market value less an agreed-upon discount.

     The Company operates primarily in two geographic regions: North America and Europe. The following table presents net sales and identifiable assets by geographic regions (in millions):

	Years Ended June 30,

	2002	2001	2000

Net sales:
North America	$807.3	$2,189.4	$1,103.7
Europe	196.6	840.6	256.8
Rest of world	94.3	202.8	69.9

Total net sales	$1,098.2	$3,232.8	$1,430.4

	June 30,

	2002	2001

Identifiable assets:
North America	$2,688.6	$11,961.0
Europe	157.7	169.3
Rest of world	158.2	115.1

Total identifiable assets	$3,004.5	$12,245.4

     Net sales were assigned to geographic regions based on the customers’ shipment locations. Identifiable assets were identified based on the operations in the corresponding geographic areas.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     During fiscal 2002, no customer accounted for more than 10% of net sales. During fiscal 2001, three customers, Nortel, Alcatel and Lucent, accounted for 14%, 12% and 10% of net sales, respectively. During fiscal 2000, Lucent and Nortel accounted for 21% and 15% of net sales, respectively.

Note 14. Sale of Subsidiaries

     In fiscal 2002, the Company sold 80.1% of its ownership in Iridian to IST Holdings for $1.1 million in cash, and retained the remaining 19.9%. After adjusting for the net costs of the assets sold and the expenses associated with the divestiture, the Company realized a gain of $0.1 million from the transaction.

     In fiscal 2001, the Company completed the sale of its Zurich, Switzerland subsidiary to Nortel, one of the Company’s significant customers, for 65.7 million shares of Nortel common stock valued at $1,953.3 million. In addition, the Company may receive up to an additional $500.0 million in Nortel common stock to the extent Nortel purchases do not meet certain levels under new and existing programs through December 31, 2003. After adjusting for the net cost of the assets sold and the expenses associated with the divestiture, the Company realized a gain of $1,770.2 million from the transaction. The shares of Nortel common stock are accounted for as available-for-sale securities (see Note 3). During fiscal 2001, the Company sold 41.0 million shares for total proceeds of $659.2 million, resulting in a realized loss of $559.1 million. As of June 30, 2002, the Company held 24.7 million shares with a fair value of $35.8 million.

Note 15. Subsequent Events (Unaudited)

ERP Software Upgrade:

     In July 2002, the Company signed an agreement to upgrade its current ERP software and to outsource the operations and maintenance of the upgraded application. This decision is expected to result in increased depreciation during fiscal 2003 as a result of a change in the estimated useful life of the related software and license fees and computing hardware.

Sale of Cronos:

     In August 2002, the Company announced an agreement to sell most of the assets of Cronos to MEMSCAP, a supplier of optical micro-electro-mechanical system solutions located in France. As part of the transaction, the Company is to receive approximately 10.5 million shares of MEMSCAP. In addition, the Company is to receive warrants to purchase up to 6.5 million additional shares of MEMSCAP based on the future performance of Cronos over a 30-month period following the completion of the sale. The Company expects to complete the sale by the end of the first quarter of fiscal 2003.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16. Quarterly Financial Information (Unaudited)

     The following table presents the Company’s quarterly financial information for fiscal 2002 and 2001 (in millions, except per-share data):

	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,
	2002	2002	2001	2001	2001	2001	2000	2000

Net sales	$221.7	$261.8	$286.1	$328.6	$601.1	$920.1	$925.1	$786.5
Cost of sales	252.1	240.1	335.6	343.3	926.0	494.2	449.8	436.7

Gross profit (loss)	(30.4)	21.7	(49.5)	(14.7)	(324.9)	425.9	475.3	349.8
Operating expenses:
Research and development	63.7	57.8	64.1	69.2	94.3	98.0	71.2	62.4
Selling, general and administrative	94.2	84.0	98.4	106.3	155.4	440.8	105.7	116.2
Amortization of purchased intangibles	50.4	373.7	441.3	443.3	1,055.3	2,120.2	1,104.1	1,107.4
Acquired in-process research and development	3.2	—	22.1	—	0.6	383.7	—	8.9
Reduction of goodwill and other long-lived assets	785.7	3,884.1	1,267.6	42.0	10,307.8	39,777.2	—	—
Restructuring charges	27.8	(10.8)	—	243.0	264.3	—	—	—

Total operating expenses	1,025.0	4,388.8	1,893.5	903.8	11,877.7	42,819.9	1,281.0	1,294.9
Loss from operations	(1,055.4)	(4,367.1)	(1,943.0)	(918.5)	(12,202.6)	(42,394.0)	(805.7)	(945.1)
Interest and other income, net	12.3	11.2	9.7	15.1	10.6	12.1	12.2	13.6
Gain on sale of subsidiaries	0.1	—	—	—	—	1,770.2	—	—
Gain (loss) on sale of investments	4.1	4.5	6.4	—	(559.1)	—	—	—
Reduction in fair value of investments	(111.4)	(7.9)	—	(106.5)	(514.6)	(7.5)	—	—
Loss on equity method investments, net	(1.0)	(8.5)	(25.8)	(19.3)	(30.5)	(759.9)	(52.3)	(41.2)

Loss before income taxes	(1,151.3)	(4,367.8)	(1,952.7)	(1,029.2)	(13,296.2)	(41,379.1)	(845.8)	(972.7)
Income tax expense (benefit)	(108.8)	(26.9)	177.8	195.2	(934.2)	468.8	49.6	43.9

Net loss	$(1,042.5)	$(4,340.9)	$(2,130.5)	$(1,224.4)	$(12,362.0)	$(41,847.9)	$(895.4)	$(1,016.6)

Net loss per share — basic and diluted(1)	$(0.76)	$(3.19)	$(1.60)	$(0.93)	$(9.39)	$(36.63)	$(0.93)	$(1.07)

(1)	Net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net loss per share does not equal the annual net loss per share.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the Company’s executive officers required by this Item is incorporated by reference to the section entitled “Executive Officers” under Item 1 of this Annual Report on Form 10-K. Information regarding the Company’s directors required by this Item is incorporated by reference to the section entitled “Proposal One — Elections of Directors” in the Company’s definitive Proxy Statement in connection with the 2002 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended June 30, 2002. Information required by Item 405 of Regulation S-K is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

     Information required by this Item is incorporated by reference to the section entitled “Executive Compensation” in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

     Information regarding the Company’s stockholder approved and non-approved equity compensation plans is incorporated by reference to the section entitled “Equity Compensation Plans” in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this Item is incorporated by reference to the sections entitled “Certain Relationships and Related Transactions” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K:

(a)	The following items are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements:

2.	Financial Statement Schedules:

       The following financial statement schedule is filed as part of this Annual Report on Form 10-K. All other financial statement schedules have been omitted because they are not applicable, or the information required is presented in the Company’s consolidated financial statements and notes thereto under Item 8 of this Annual Report on Form 10-K.

JDS UNIPHASE CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in millions)

	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other		End of
	Period	Expenses	Accounts(1)	Deduction(2)	Period

Allowance for doubtful accounts:
Year ended June 30, 2002	$40.3	$13.1	$0.2	$(10.7)	$42.9
Year ended June 30, 2001	8.2	26.4	6.0	(0.3)	40.3
Year ended June 30, 2000	1.1	0.8	6.3	—	8.2

(1)	Allowance assumed through the acquisitions of Scion in fiscal 2002, SDL in fiscal 2001, and OCLI, E-TEK and EPITAXX in fiscal 2000.

(2)	Charges for uncollectible accounts, net of recoveries.

3.	Exhibits:

Exhibit
Number	Exhibit Description

3.1(1)	Restated Certificate of Incorporation.
3.2(2)	Certificate of Designation of the Series A Preferred Stock.
3.3(3)	Certificate of Designation of the Series B Preferred Stock.
3.4(4)	Certificate of Designation of the Special Voting Stock.
3.5(5)	Restated Bylaws of JDS Uniphase.
4.1(6)	Exchangeable Share Provisions attaching to the Exchangeable Shares of JDS Uniphase Canada Ltd. (Formerly 3506967 Canada Inc.)
4.2(7)	Voting and Exchange Trust Agreement between JDS Uniphase, JDS Uniphase Canada Ltd. and CIBC Mellon Trust Company.
4.3(8)	Exchangeable Share Support Agreement between JDS Uniphase, JDS Uniphase Canada Ltd. and JDS Uniphase Nova Scotia Company.
4.4(9)	Registration Rights Agreement between JDS Uniphase, JDS Uniphase Canada Ltd. and The Furukawa Electric Co., Ltd.

Exhibit
Number	Exhibit Description

4.5(10)	Fourth Amended and Restated Rights Agreement between JDS Uniphase and American Stock Transfer & Trust Company.
4.6(11)	Amended and Restated Rights Agreement between JDS Uniphase Canada Ltd. and CIBC Mellon Trust Company.
10.1(12)	Support Agreement between Uniphase Corporation, 3506967 Canada Inc., The Furukawa Electric Company, Ltd., and JDS FITEL Inc.
10.2(13)	Amended and Restated 1993 Flexible Stock Incentive Plan (Amended and Restated as of November 9, 2001)
10.3(20)	1998 Employee Stock Purchase Plan, as Amended and Restated on July 31, 2002.
10.4(20)	Amended and Restated 1999 Canadian Employee Stock Purchase Plan, as Amended and Restated on July 31, 2002.
10.5(14)	Employment Agreement for Anthony R. Muller.
10.6(20)	Change of Control Agreement for Anthony R. Muller.
10.7(15)	Retention Agreement for Jozef Straus.
10.8(20)	Change of Control Agreement for Jozef Straus.
10.9(16)	Employment Agreement for Michael C. Phillips.
10.10(20)	Change of Control Agreement for Michael C. Phillips.
10.11(17)	Employment Agreement for Donald Scifres.
10.12(18)	Change of Control Agreement for Donald Scifres.
10.13(19)	Transition Agreement for Donald Scifres.
10.14(20)	Employment Agreement for Syrus P. Madavi.
21.1(20)	Subsidiaries of JDS Uniphase.
23.1(20)	Consent of Ernst & Young LLP, independent auditors.
24.1	Power of Attorney (included on page 111).

(1)	Incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K/A filed February 13, 2001.

(2)	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed June 24, 1998.

(3)	Incorporated by reference to Exhibit 3(i)(d) of the Company’s Annual Report on Form 10-K filed September 28, 1998.

(4)	Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-3 filed July 14, 1999.

(5)	Incorporated by reference to Exhibit 3.5 of the Company’s Quarterly Report on Form 10-Q filed February 11, 2002.

(6)	Incorporated by reference to the Company’s definitive Proxy Statement on Schedule 14A filed June 2, 1999.

(7)	Incorporated by reference to Exhibit 4.2 of the Company’s Annual Report on Form 10-K filed September 1, 1999.

(8)	Incorporated by reference to Exhibit 4.3 of the Company’s Annual Report on Form 10-K filed September 1, 1999.

(9)	Incorporated by reference to Exhibit 4.5 of the Company’s Annual Report on Form 10-K filed September 1, 1999.

(10)	Incorporated by reference to Exhibit 1 of the Company’s Registration Statement on Form 8-A12G/A filed February 13, 2001.

(11)	Incorporated by reference to Exhibit 4.5 of the Company’s Annual Report on Form 10-K filed September 19, 2001.

(12)	Incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K filed September 1, 1999.

(13)	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed February 11, 2002.

(14)	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed November 4, 1999.

(15)	Incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K filed September 28, 2000.

(16)	Incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K filed September 19, 2001.

(17)	Incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K filed September 19, 2001.

(18)	Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K filed September 19, 2001.

(19)	Incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K filed September 19, 2001.

(20)	Filed herewith.

(b)	Reports on Form 8-K:

     The Company filed three Current Reports on Form 8-K during the three months ended June 30, 2002:

Date of Report	Item Reported on

May 2, 2002	Regulation FD disclosure in connection with an investor presentation delivered by the Company’s officers on May 1, 2002 that included written communication comprised of slides.

April 25, 2002	Regulation FD disclosure in connection with a conference call delivered by the Company’s officers on April 25, 2002 that included information contained in a script.

April 17, 2002	Regulation FD disclosure in connection with a press release on April 16, 2002 announcing the reduced role of the Company’s Chief Operating Officer, Greg Dougherty, due to the illness of a member of his family.

(c)	Other Information:

As of June 30, 2002, the following executive officers and members of the Company’s Board of Directors maintained “plans” under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, for trading in shares of the Company’s common stock and/or exchangeable shares:

Robert E. Enos Peter A. Guglielmi Fred J. Leonberger Anthony R. Muller Donald R. Scifres Casimir S. Skrzypczak Jozef Straus

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 17, 2002	JDS UNIPHASE CORPORATION

By:	/s/ JOZEF STRAUS Jozef Straus, Ph.D. Co-Chairman and Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Anthony R. Muller his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOZEF STRAUS Jozef Straus, Ph.D.	Co-Chairman and Chief Executive Officer (Principal Executive Officer)	September 17, 2002

/s/ DONALD R. SCIFRES Donald R. Scifres, Ph.D.	Co-Chairman and Chief Strategy Officer	September 17, 2002

/s/ ANTHONY R. MULLER Anthony R. Muller	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	September 17, 2002

/s/ BRUCE D. DAY Bruce D. Day	Director	September 17, 2002

/s/ ROBERT E. ENOS Robert E. Enos	Director	September 17, 2002

Peter A. Guglielmi	Director

/s/ MARTIN A. KAPLAN Martin A. Kaplan	Chairman	September 17, 2002

/s/ KEVIN J. KENNEDY Kevin J. Kennedy	Director	September 17, 2002

/s/ RICHARD T. LIEBHABER Richard T. Liebhaber	Director	September 17, 2002

/s/ CASIMIR S. SKRZYPCZAK Casimir S. Skrzypczak	Director	September 17, 2002

CERTIFICATION PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, Jozef Straus, Co-Chairman and Chief Executive Officer (Principal Executive Officer), certify that:

1.	I have reviewed this Annual Report on Form 10-K of JDS Uniphase Corporation;

2.	Based on my knowledge, this Annual Report on Form 10-K does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report on Form 10-K; and

3.	Based on my knowledge, the financial statements, and other financial information included in this Annual Report on Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report on Form 10-K.

Dated: September 17, 2002

/s/ JOZEF STRAUS Jozef Straus, Ph.D. Co-Chairman and Chief Executive Officer (Principal Executive Officer)

CERTIFICATION PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, Anthony R. Muller, Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer), certify that:

1.	I have reviewed this Annual Report on Form 10-K of JDS Uniphase Corporation;

2.	Based on my knowledge, this Annual Report on Form 10-K does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report on Form 10-K; and

3.	Based on my knowledge, the financial statements, and other financial information included in this Annual Report on Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report on Form 10-K.

Dated: September 17, 2002

/s/ ANTHONY R. MULLER Anthony R. Muller Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

CERTIFICATION PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K of JDS Uniphase Corporation (the “Company”) for the year ended June 30, 2002 as filed with the Securities and Exchange Commission (the “Report”), I, Jozef Straus, Co-Chairman and Chief Executive Officer (Principal Executive Officer) of the Company, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

Dated: September 17, 2002

/s/ JOZEF STRAUS Jozef Straus, Ph.D. Co-Chairman and Chief Executive Officer (Principal Executive Officer)

CERTIFICATION PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K of JDS Uniphase Corporation (the “Company”) for the year ended June 30, 2002 as filed with the Securities and Exchange Commission (the “Report”), I, Anthony R. Muller, Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer) of the Company, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

Dated: September 17, 2002

/s/ ANTHONY R. MULLER Anthony R. Muller Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

3.1(1)	Restated Certificate of Incorporation.
3.2(2)	Certificate of Designation of the Series A Preferred Stock.
3.3(3)	Certificate of Designation of the Series B Preferred Stock.
3.4(4)	Certificate of Designation of the Special Voting Stock.
3.5(5)	Restated Bylaws of JDS Uniphase.
4.1(6)	Exchangeable Share Provisions attaching to the Exchangeable Shares of JDS Uniphase Canada Ltd. (Formerly 3506967 Canada Inc.)
4.2(7)	Voting and Exchange Trust Agreement between JDS Uniphase, JDS Uniphase Canada Ltd. and CIBC Mellon Trust Company.
4.3(8)	Exchangeable Share Support Agreement between JDS Uniphase, JDS Uniphase Canada Ltd. and JDS Uniphase Nova Scotia Company.
4.4(9)	Registration Rights Agreement between JDS Uniphase, JDS Uniphase Canada Ltd. and The Furukawa Electric Co., Ltd.
4.5(10)	Fourth Amended and Restated Rights Agreement between JDS Uniphase and American Stock Transfer & Trust Company.
4.6(11)	Amended and Restated Rights Agreement between JDS Uniphase Canada Ltd. and CIBC Mellon Trust Company.
10.1(12)	Support Agreement between Uniphase Corporation, 3506967 Canada Inc., The Furukawa Electric Company, Ltd., and JDS FITEL Inc.
10.2(13)	Amended and Restated 1993 Flexible Stock Incentive Plan (Amended and Restated as of November 9, 2001)
10.3(20)	1998 Employee Stock Purchase Plan, as Amended and Restated on July 31, 2002.
10.4(20)	Amended and Restated 1999 Canadian Employee Stock Purchase Plan, as Amended and Restated on July 31, 2002.
10.5(14)	Employment Agreement for Anthony R. Muller.
10.6(20)	Change of Control Agreement for Anthony R. Muller.
10.7(15)	Retention Agreement for Jozef Straus.
10.8(20)	Change of Control Agreement for Jozef Straus.
10.9(16)	Employment Agreement for Michael C. Phillips.
10.10(20)	Change of Control Agreement for Michael C. Phillips.
10.11(17)	Employment Agreement for Donald Scifres.
10.12(18)	Change of Control Agreement for Donald Scifres.
10.13(19)	Transition Agreement for Donald Scifres.
10.14(20)	Employment Agreement for Syrus P. Madavi.
21.1(20)	Subsidiaries of JDS Uniphase.
23.1(20)	Consent of Ernst & Young LLP, independent auditors.
24.1	Power of Attorney (included on page 111).

(1)	Incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K/A filed February 13, 2001.

(2)	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed June 24, 1998.

(3)	Incorporated by reference to Exhibit 3(i)(d) of the Company’s Annual Report on Form 10-K filed September 28, 1998.

(4)	Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-3 filed July 14, 1999.

(5)	Incorporated by reference to Exhibit 3.5 of the Company’s Quarterly Report on Form 10-Q filed February 11, 2002.

(6)	Incorporated by reference to the Company’s definitive Proxy Statement on Schedule 14A filed June 2, 1999.

(7)	Incorporated by reference to Exhibit 4.2 of the Company’s Annual Report on Form 10-K filed September 1, 1999.

(8)	Incorporated by reference to Exhibit 4.3 of the Company’s Annual Report on Form 10-K filed September 1, 1999.

(9)	Incorporated by reference to Exhibit 4.5 of the Company’s Annual Report on Form 10-K filed September 1, 1999.

(10)	Incorporated by reference to Exhibit 1 of the Company’s Registration Statement on Form 8-A12G/A filed February 13, 2001.

(11)	Incorporated by reference to Exhibit 4.5 of the Company’s Annual Report on Form 10-K filed September 19, 2001.

(12)	Incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K filed September 1, 1999.

(13)	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed February 11, 2002.

(14)	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed November 4, 1999.

(15)	Incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K filed September 28, 2000.

(16)	Incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K filed September 19, 2001.

(17)	Incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K filed September 19, 2001.

(18)	Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K filed September 19, 2001.

(19)	Incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K filed September 19, 2001.

(20)	Filed herewith.