Form 10-Q
period 2002-09-30
JDS UNIPHASE CORP /CA/
filed 2002-11-12
CIK 912093

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 0-22874

JDS Uniphase Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2579683 (I.R.S. Employer Identification No.)
1768 Automation Parkway, San Jose, CA (Address of principal executive offices)	95131 (Zip Code)

(408) 546-5000
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        Number of shares of common stock outstanding as of October 31, 2002 was 1,414,643,365, including 153,531,601 exchangeable shares of JDS Uniphase Canada Ltd. Each exchangeable share is exchangeable at any time into common stock on a one-for-one basis, entitles a holder to dividend and other rights economically equivalent to those of the common stock, and through a voting trust, votes at meetings of stockholders of the Registrant.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

JDS UNIPHASE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	September 30, 2002	June 30, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$235.1	$412.4
Short-term investments	1,121.7	1,038.0
Accounts receivable, less allowance for doubtful accounts of $39.9 at September 30, 2002 and $42.9 at June 30, 2002	110.9	134.4
Inventories	105.7	110.0
Refundable income taxes	48.1	60.4
Deferred income taxes	66.3	68.0
Other current assets	36.5	34.1

Total current assets	1,724.3	1,857.3
Property, plant and equipment, net	389.2	491.5
Deferred income taxes	27.1	43.9
Goodwill	121.5	332.2
Other purchased intangibles, net	90.7	177.5
Long-term investments	74.7	95.6
Other assets	5.8	6.5

Total assets	$2,433.3	$3,004.5

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$64.6	$66.2
Accrued payroll and related expenses	61.4	70.2
Income taxes payable	30.2	31.3
Deferred income taxes	—	2.2
Restructuring accrual	106.2	95.8
Warranty accrual	66.2	73.6
Other current liabilities	128.6	143.2

Total current liabilities	457.2	482.5
Deferred income taxes	27.6	41.7
Other non-current liabilities	9.3	8.9
Commitments and contingencies
Stockholders' equity:
Preferred stock	—	—
Common stock and additional paid-in capital	68,481.9	68,457.9
Accumulated deficit	(66,483.2)	(65,962.7)
Accumulated other comprehensive loss	(59.5)	(23.8)

Total stockholders' equity	1,939.2	2,471.4

Total liabilities and stockholders' equity	$2,433.3	$3,004.5

See accompanying notes to condensed consolidated financial statements

JDS UNIPHASE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per-share data)
(unaudited)

	Three Months Ended
	September 30, 2002	September 30, 2001
Net sales	$193.0	$328.6
Cost of sales	185.0	343.3

Gross profit (loss)	8.0	(14.7)
Operating expenses:
Research and development	44.7	69.2
Selling, general and administrative	65.8	106.3
Amortization of goodwill	—	332.7
Amortization of other purchased intangibles	8.4	110.6
Acquired in-process research and development	0.4	—
Reduction of goodwill	224.4	31.2
Reduction of other long-lived assets	154.6	10.8
Restructuring charges	23.0	243.0

Total operating expenses	521.3	903.8

Loss from operations	(513.3)	(918.5)
Interest and other income, net	12.9	15.1
Gain on sale of investments	1.5	—
Reduction in fair value of investments	(19.1)	(106.5)
Loss on equity method investments	(2.5)	(19.3)

Loss before income taxes	(520.5)	(1,029.2)
Income tax expense	—	195.2

Net loss	$(520.5)	$(1,224.4)

Net loss per share—basic and diluted	$(0.37)	$(0.93)

Shares used in per-share calculation—basic and diluted	1,412.3	1,322.7

See accompanying notes to condensed consolidated financial statements

JDS UNIPHASE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended
	September 30, 2002	September 30, 2001
OPERATING ACTIVITIES:
Net loss	$(520.5)	$(1,224.4)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	19.6	78.9
Amortization expense	8.4	443.3
Amortization of deferred compensation	15.0	23.8
Reduction of goodwill and other long-lived assets	379.0	42.0
Acquired in-process research and development	0.4	—
Non-cash restructuring and other charges	13.5	141.3
(Gain) loss on disposal of fixed assets	(4.4)	4.5
Gain on sale of investments	(1.5)	—
Loss on equity method investments	2.5	19.3
Reduction in fair value of investments	19.1	106.5
Change in deferred income taxes, net	2.2	198.2
Changes in operating assets and liabilities:
Accounts receivable	23.8	216.9
Inventories	5.2	55.5
Other current assets	9.8	(4.6)
Income taxes payable	(1.1)	1.0
Accounts payable and other liabilities	(27.4)	(35.1)

Net cash provided by (used in) operating activities	(56.4)	67.1

INVESTING ACTIVITIES:
Purchases of available-for-sale investments, net of sales	(106.1)	(502.2)
Purchases of non-marketable investments	(0.6)	(0.7)
Acquisitions of businesses, net of cash acquired	(4.5)	(5.7)
Purchases of property, plant and equipment	(18.1)	(55.6)
Sales of property, plant and equipment	3.2	—
Other assets	0.8	(5.3)

Net cash used in investing activities	(125.3)	(569.5)

FINANCING ACTIVITIES:
Repayment of debt	(0.5)	(2.1)
Proceeds from issuance of common stock	9.0	33.4

Net cash provided by financing activities	8.5	31.3

Effect of exchange rate changes on cash and cash equivalents	(4.1)	(1.0)
Decrease in cash and cash equivalents	(177.3)	(472.1)
Cash and cash equivalents at beginning of period	412.4	762.8

Cash and cash equivalents at end of period	$235.1	$290.7

See accompanying notes to condensed consolidated financial statements

JDS UNIPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

        The financial information as of September 30, 2002 and for the three months ended September 30, 2002 and 2001 is unaudited, but includes all adjustments that JDS Uniphase Corporation (the "Company") considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2002.

        The balance sheet at June 30, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results for the three months ended September 30, 2002 may not be indicative of results for the year ending June 30, 2003 or any future periods.

        The first quarters of fiscal 2003 and 2002 ended on September 28, 2002 and September 29, 2001, respectively. For comparative presentation purposes, all accompanying financial statements and footnotes thereto have been shown as ending on the last day of the calendar month.

Reclassifications:

        The following amounts reported in prior periods have been reclassified to conform to the current-period presentation:

Condensed Consolidated Balance Sheets:

  •
  Goodwill and other purchased intangibles of $509.7 million as of June 30, 2002 is separated into goodwill of $332.2 million and other purchased intangibles of $177.5 million in the current presentation.

Condensed Consolidated Statements of Operations:

  •
  Amortization of purchased intangibles of $443.3 million for the three months ended September 30, 2001 is separated into amortization of goodwill of $332.7 million and amortization of other purchased intangibles of $110.6 million in the current presentation.

  •
  Reduction of goodwill and other long-lived assets of $42.0 million for the three months ended September 30, 2001 is separated into reduction of goodwill of $31.2 million and reduction of other long-lived assets of $10.8 million in the current presentation.

Condensed Consolidated Statements of Cash Flows:

  •
  Purchase of non-marketable investments of $0.7 million for the three months ended September 30, 2001, which was previously recorded as part of "Purchase of investments, net" under investing activities, is shown as a separate line item in the current presentation.

Recent Accounting Pronouncements:

        SFAS No. 141 and SFAS No. 142:    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," which requires all business combinations initiated after June 30, 2001 be accounted for using the purchase method. In addition, SFAS No. 141 further clarifies the criteria to recognize purchased intangibles separately from goodwill. Specifically, SFAS No. 141 requires that an intangible asset may be separately recognized only if such an asset meets the contractual-legal criterion or the separability criterion.

        On July 1, 2002, in accordance with SFAS No. 141, the Company reassessed the goodwill and other purchased intangibles previously recorded in acquisitions prior to July 1, 2001 and determined that as of July 1, 2002, the Company had approximately $10.8 million of separately recognized purchased intangibles, consisting of acquired assembled workforce, that did not meet the new recognition criteria for an intangible asset to be recognized apart from goodwill. This amount was reclassified to goodwill on July 1, 2002.

        In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," under which goodwill and other purchased intangibles with indefinite useful lives are no longer amortized but are reviewed for impairment annually, or more frequently if certain events or changes in circumstances indicate that the carrying value may not be recoverable. The impairment test for goodwill involves a two-step process: step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the fair value, step two requires the comparison of the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. Any excess of the carrying value of the reporting unit goodwill over the implied fair value of the reporting unit goodwill will be recorded as an impairment loss. The impairment test for purchased intangibles with indefinite useful lives consists of a comparison of fair value to carrying value, with any excess of carrying value over fair value being recorded as an impairment loss. Purchased intangibles with finite useful lives continue to be amortized over their useful lives and are reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

        The Company adopted SFAS No. 142 on July 1, 2002. However, goodwill and purchased intangibles with indefinite useful lives acquired after June 30, 2001 were immediately subject to the non-amortization provision of SFAS No. 142. As such, goodwill totaling $236.8 million associated with the Company's acquisitions of the optical transceiver unit from IBM ("Datacom") in December 2001 and Scion Photonics ("Scion") in April 2002 was not amortized in fiscal 2002. The adoption of SFAS No. 142 is expected to have a material impact on the Company's results of operations primarily because goodwill is no longer amortized. Based on the carrying amount of the goodwill as of September 30, 2002, application of the non-amortization provisions has eliminated goodwill amortization of approximately $7.5 million in the first quarter of fiscal 2003 related to acquisitions completed prior to July 1, 2001.

        In conjunction with the implementation of SFAS No. 142, the Company completed the transitional impairment review related to the carrying value of goodwill as of July 1, 2002 and determined that there was no impairment beyond amounts previously recorded as of that date. For the three months ended September 30, 2002, due to the presence of impairment indicators for three of the Company's reporting units, the Company performed an additional impairment review of the goodwill associated with those reporting units during the first quarter of fiscal 2003 and recorded an estimated impairment charge of $224.4 million (see Note 8).

        A reconciliation of the reported net loss and net loss per share to the amounts adjusted for the exclusion of amortization of: (i) goodwill from acquisitions, (ii) equity method goodwill related to

ADVA and (iii) assembled workforce, net of the related tax effect, was as follows (in millions, except per-share data):

	Three Months Ended
	September 30, 2002	September 30, 2001
Reported net loss	$(520.5)	$(1,224.4)
Add back:
Amortization of:
Goodwill from acquisitions	—	332.7
Equity method goodwill related to ADVA	—	0.7
Assembled workforce	—	4.1
Income tax effect	—	(9.2)

Adjusted net loss	$(520.5)	$(896.1)

Reported net loss per share—basic and diluted	$(0.37)	$(0.93)

Adjusted net loss per share—basic and diluted	$(0.37)	$(0.68)

        SFAS No. 144:    In August 2001, the FASB issued SFAS No. 144, which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and certain provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 retains the fundamental provisions of SFAS No. 121 related to: (i) the recognition and measurement of the impairment of long-lived assets to be held and used, and (ii) the measurement of long-lived assets to be disposed by sale. It provides more guidance on estimating cash flows when performing recoverability tests, requires long-lived assets to be disposed of other than by sale to be classified as held and used until disposal, and establishes more restrictive criteria to classify long-lived assets as held for sale. In addition, SFAS No. 144 supersedes the accounting and reporting provisions of APB Opinion No. 30 for the disposal of a segment of a business. However, it retains the basic provisions of APB Opinion No. 30 to report discontinued operations separately from continuing operations and extends the reporting of a discontinued operation to a component of an entity.

        The Company adopted SFAS No. 144 on July 1, 2002. Under SFAS No. 121, excluding asset write-downs associated with the Global Realignment Program, the Company recorded impairment charges of $5,979.4 million in fiscal 2002. The adoption of SFAS No. 144 may have a material impact on the Company's financial position and results of operations if the industry and economic downturn continues to affect the Company's operations and sales forecasts, primarily because SFAS No. 144 excludes goodwill, which may result in certain long-lived assets being subject to impairment charges sooner than they would have been recorded under SFAS No. 121. During the first quarter of fiscal 2003, the Company recorded $154.6 million of impairment charges under SFAS No. 144 (see Note 9).

        SFAS No. 146:    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. In addition, SFAS No. 146 establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002, but early adoption is permitted. The effect of adoption of SFAS No. 146 is dependent on the Company's related activities subsequent to the date of adoption.

Note 2. Derivative Instruments and Hedging Activities

        The Company's objectives and strategies for holding derivatives are to minimize the transaction and translation risks associated with non-functional currency transactions. The Company does not use derivatives for trading purposes.

        The Company conducts its business and sells its products directly to customers in North America, Europe and the rest of world. In the normal course of business, the Company's financial position is routinely subject to market risks associated with foreign currency rate fluctuations due to balance sheet positions in other local foreign currencies. The Company's policy is to ensure that business exposures to foreign exchange risks are identified, measured and minimized using foreign currency forward contracts to reduce such risks. The foreign currency forward contracts generally expire within 40 days. The change in fair value of these foreign currency forward contracts is recorded under "Interest and other income, net" in the Company's Condensed Consolidated Statements of Operations. At September 30, 2002, the face value of these foreign currency forward contracts was $57.6 million and the change in fair value of such contracts was not material.

Note 3. Inventories

        The components of inventories consisted of the following (in millions):

	September 30, 2002	June 30, 2002
Finished goods	$40.3	$46.7
Work in process	29.2	36.9
Raw materials and purchased parts	36.2	26.4

Total inventories	$105.7	$110.0

        During the three months ended September 30, 2002 and 2001, the Company recorded write-downs of excess and obsolete inventories of $18.9 million and $62.4 million, respectively, primarily as a result of the significant decrease in forecasted sales. In addition, during the three months ended September 30, 2002 and 2001, the Company consumed previously written-down inventories with an original cost of $19.1 million and $4.7 million, respectively.

Note 4. Goodwill

        The following table presents the changes in goodwill allocated to the reportable segments during the three months ended September 30, 2002 (in millions):

	Communications Products Group	Thin Film Products Group	Total
Balance as of June 30, 2002	$291.8	$40.4	$332.2
Assembled workforce reclassified as goodwill	8.6	2.2	10.8
Goodwill from acquisitions (see Note 15):
OptronX's transceiver/transponder unit	5.1	—	5.1
Datacom	(2.2)	—	(2.2)
SFAS No. 142 impairment charge (see Note 8)	(224.4)	—	(224.4)

Balance as of September 30, 2002	$78.9	$42.6	$121.5

Note 5. Other Purchased Intangibles

        The following tables present details of the Company's purchased intangibles (in millions):

As of September 30, 2002:	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$106.7	$35.9	$70.8
Other	31.7	11.8	19.9

Total purchased intangibles	$138.4	$47.7	$90.7

As of June 30, 2002:	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$182.2	$52.5	$129.7
Other	278.5	230.7	47.8

Total purchased intangibles	$460.7	$283.2	$177.5

        Amortization of purchased intangibles was $8.4 million and $110.6 million for the three months ended September 30, 2002 and 2001, respectively.

        Based on the carrying amount of the purchased intangibles as of September 30, 2002, the estimated future amortization is as follows (in millions):

Years Ended June 30,
2003 (October 1, 2002 to June 30, 2003)	$11.1
2004	14.4
2005	13.5
2006	11.6
2007	8.7
Thereafter	31.4

Total amortization	$90.7

Note 6. Investments

Reduction of Fair Value of Investments:

        The Company regularly evaluates the carrying value of its investments. When the carrying value of an investment exceeds the fair value and the decline in value is deemed to be other-than-temporary, the Company writes down the investment to its fair value. During the three months ended September 30, 2002 and 2001, the Company recorded other-than-temporary reductions in fair value of certain available-for-sale and non-marketable equity investments. Details of the charges were as follows (in millions):

	Three Months Ended
	September 30, 2002	September 30, 2001
Available-for-sale investments:
Nortel Networks ("Nortel")	$—	$84.5
Other	—	9.6
Non-marketable equity investments:
Adept Technology ("Adept")	19.1	—
Other	—	12.4

Total reductions in fair value of investments	$19.1	$106.5

        As of September 30, 2002, the Company held 24.7 million shares of Nortel common stock with a fair value of $11.1 million. The Company acquired the shares as a result of the sale of its Zurich, Switzerland subsidiary to Nortel during the third quarter of fiscal 2001. For the three months ended September 30, 2002, the Company recorded an unrealized loss of $24.7 million related to these shares and included it under "Accumulated other comprehensive loss" in the Condensed Consolidated Balance Sheet.

        During the second quarter of fiscal 2002, the Company entered into an automation development alliance agreement with Adept (see Note 16). In connection with this alliance, the Company invested $25.0 million in Adept's convertible preferred stock. During the first quarter of fiscal 2003, the Company determined that the decline in fair value of its Adept investment was other-than-temporary and recorded an impairment charge of $19.1 million.

        Should the fair value of any investments decline in the future periods, the Company may be required to record additional charges if the decline is determined to be other-than-temporary.

Loss on Equity Method Investments:

        During the three months ended September 30, 2002 and 2001, the Company recorded charges of $2.5 million and $19.3 million, respectively, related to its equity method investments as described below.

ADVA:

        On June 30, 2000, the Company acquired E-TEK, which at the time of acquisition had a 31% ownership in ADVA, a publicly traded German company that develops and manufactures fiberoptic components and products. As of September 30, 2002, the Company had a 29% ownership in ADVA. During the three months ended September 30, 2002 and 2001, the Company recorded $0 and $0.7 million, respectively, in amortization related to the difference between the cost of the investment and the underlying equity in the net assets of ADVA.

        For the three months ended September 30, 2002 and 2001, the Company recorded total charges of $0 million and $13.9 million, respectively, to write down the basis of its investment in ADVA as the Company determined the decline in fair value was other-than-temporary.

        For the three months ended September 30, 2002 and 2001, under the equity method, the Company recorded $0 and $4.4 million, respectively, as its pro rata share of ADVA's net losses. During the second quarter of fiscal 2002, the Company reduced the carrying amount of its investment in ADVA to $0. As the Company had no commitment to provide additional funding to ADVA, no further pro rata share of ADVA's net losses was recorded thereafter. Should ADVA report net income in future periods, the Company will resume applying the equity method after its pro rata share of ADVA's net income exceeds its pro rata share of ADVA's net losses not recognized during the periods the equity method was suspended.

Other Equity Method Investments:

        For the three months ended September 30, 2002 and 2001, the Company recorded $2.5 million and $0.3 million, respectively, as its pro rata share of net losses in the Photonics Fund and other equity method investments.

Note 7. Commitments and Contingencies

Lease Commitments:

        As of September 30, 2002, the Company had one master lease agreement with a special purpose entity (the "Lessor"), managed and administered by a trustee, for the development of manufacturing, research and development and administrative facilities in Melbourne, Florida and Raleigh, North Carolina. Under a related credit agreement, a group of financial institutions has committed to fund the Lessor a maximum of $59.6 million to develop the projects. As of September 30, 2002, $42.3 million has been drawn and no further withdrawal is permitted as the funding period has expired in accordance with the lease agreement. The lease has an initial term of five years, which began on August 4, 2000, and the Company has an option to renew the lease for two additional terms of one year each, subject to certain conditions. At any time prior to the expiration date of the lease, the Company may, at its option, purchase the properties from the Lessor for $44.6 million (the "Termination Value"), representing the principal balance of the loan and capitalized interest. If the Company elects not to purchase the properties, it may exercise its option to sell them to a third party at market value within 180 days before the end of the lease term. Under the sale option, the Company keeps any sale proceeds in excess of the Termination Value. If the sale proceeds are below the Termination Value, the Company is obligated to make up the shortfall up to approximately $37.5 million. Neither the real estate assets nor the debt associated with the development of the projects was included on the Company's Condensed Consolidated Balance Sheets.

        If the Company consolidated this operating lease at the beginning of the first quarter of fiscal 2003, the impact on the Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Operations would be as follows:

  Condensed Consolidated Balance Sheet:

Accounts	As of September 30, 2002
Property, plant and equipment, net	increase by $44.6 million, less $0.2 million of accumulated depreciation
Other non-current liabilities(1)	increase by $44.6 million

(1)
Other non-current liabilities relate to the debt obligations.

  Condensed Consolidated Statement of Operations:

Accounts	Three Months Ended September 30, 2002
Selling, general and administrative:
depreciation	increase by $0.2 million
rent expense(1)	decrease by $0.1 million
Interest and other income, net:
interest expense(1)	increase by $0.1 million

(1)
Rent expense, which consists of interest-only payment based on a variable London Interbank Offer Rate ("LIBOR"), would be classified as interest expense in the Condensed Consolidated Statement of Operations as a result of the consolidation.

        As of September 30, 2002, the Company restricted $46.9 million of its short-term investments as collateral for specified obligations of the Lessor under the lease. These investment securities are restricted as to withdrawal and are managed by third parties subject to certain limitations under the Company's investment policy. In addition, the Company must maintain a minimum consolidated tangible net worth, as defined, of $500.0 million.

Pending Litigation:

The Securities Class Actions:

        Beginning on March 27, 2002, the first of numerous federal securities class actions was filed against the Company and several of its current and former officers and directors. On July 26, 2002, the Northern District of California consolidated all the actions filed in or transferred to that court under the title In re JDS Uniphase Corporation Securities Litigation, Master File No. C-02-1486 CW, and appointed the Connecticut Retirement Plans and Trust Funds as Lead Plaintiff.

        An amended consolidated complaint was filed on October 11, 2002. It purports to be brought on behalf of a class consisting of those who acquired the Company's securities from July 27, 1999 through July 26, 2001, as well as on behalf of subclasses consisting of those who acquired the Company's common stock pursuant to its acquisitions of OCLI, E-TEK and SDL. The complaint seeks unspecified damages and alleges various violations of the federal securities laws, specifically Sections 10(b), 14(a), 20(a) and 20A of the Securities Exchange Act of 1934 and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933. It also names one of its stockholders as a defendant. The Company's motion to dismiss the amended consolidated complaint is due to be filed on December 13, 2002 and to be heard on March 14, 2003. No trial date has been set.

        On July 26, 2002, a securities class action captioned Zelman v. JDS Uniphase Corp., No. 02-CV-6002, was filed in the District Court for the Southern District of New York. The complaint, brought by a stockholder purporting to represent a class of purchasers of certain GOALS debt securities issued by an investment bank during the period from March 6, 2001 through September 26, 2001, named the Company, one of its stockholders, and several of its current and former officers and directors as defendants and alleges violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5. The action was transferred to the Northern District of California on September 11, 2002 and assigned a Northern District case number, No. C-02-4656 MJJ. On October 31, 2002, the district court related the action to In re JDS Uniphase Corporation Securities Litigation. No trial date has been set.

The Derivative Actions:

        Eleven derivative actions purporting to be brought on the Company's behalf have been filed in state and federal courts against several of its current and former officers and directors. Some of these actions also named its independent auditors, Ernst & Young LLP, as a defendant. All were based on the same factual allegations and circumstances as the purported securities class actions and alleged state law claims for breach of fiduciary duty, misappropriation of confidential information, waste of corporate assets, contribution and indemnification, insider trading, abuse of control, gross mismanagement and unjust enrichment. These actions seek unspecified damages and no trial date has been scheduled in any of these actions. These eleven actions included: Coykendall v. Kaplan, CV 806911, filed on April 11, 2002 in California Superior Court for the County of Santa Clara; Plotkin v. Kaplan, CV 807496, filed on May 1, 2002 in the same court; Wright v. Straus, CV 807799, filed on May 13, 2002 in the same court; Schienberg v. Straus, CV810211, filed on August 9, 2002 in the same court; Bogosian v. Straus, CIV 422822, filed on May 16, 2002 in California Superior Court for the County of San Mateo; Abo v. Kaplan, CIV 423693, filed on June 19, 2002 in the same court; Williams v. Ernst & Young, CIV 425385, filed on September 3, 2002 in the same court; Equitec-Cole Roesler, LLC v. JDS Uniphase Corp., No. CIV 426235, filed on October 8, 2002 in the same court; Cromas v. Straus, Civil Action No. 19580, filed on April 25, 2002 in the Delaware Court of Chancery for New Castle County; Corwin v. Kaplan, No. C-02-2020-VRW, filed on April 24, 2002 in the District Court for the Northern District of California; and Shalom v. Kaplan C-02-2989 SC ARB, filed on June 21, 2002 in the same court.

        On September 27, 2002, the District Court for the Northern District of California vacated its order to show cause regarding the Court's jurisdiction over the federal court actions (Corwin and Shalom) and consolidated the two actions into Corwin v. Kaplan, Master File No. C-02-2020 CW. The Company's motion to dismiss the consolidated federal actions is due to be filed on December 13, 2002 and to be heard on March 14, 2003. No trial date has been set in either the state or federal court actions.

        The Company believes that the factual allegations and circumstances underlying these securities class actions and derivative actions are without merit. The litigation has been costly, will continue to be costly, and could prove to be time consuming and disruptive to normal business operations. There can be no assurance that the Company will prevail or that the cost of defending these lawsuits will be covered by its insurance policies. An unfavorable outcome or settlement of this litigation could have a material adverse effect on the Company's financial position, liquidity or results of operations.

        The Company is a party to other litigation matters and claims, which are normal in the course of its operations. While the results of such litigation matters and claims cannot be predicted with certainty, the Company believes that their final outcome will not have a material adverse impact on its financial position or results of operations.

Note 8. Reduction of Goodwill

        During the three months ended September 30, 2002 and 2001, the Company recorded $224.4 million and $31.2 million, respectively, of impairment charges related to its goodwill.

Three Months Ended September 30, 2002:

        On July 1, 2002, the Company adopted SFAS No. 142, under which goodwill is reviewed for impairment annually, or more frequently if certain events or changes in circumstances indicate that the carrying value may not be recoverable. In addition, the Company was required to perform a transitional impairment review related to the carrying value of goodwill as of July 1, 2002. During the first quarter of fiscal 2003, the Company completed the transitional impairment review related to the carrying value of goodwill as of July 1, 2002 and determined that there was no impairment beyond amounts previously recorded as of that date.

        As part of its review of financial results, the Company noted indicators that the carrying value of its goodwill related to three reporting units may not be recoverable and performed an additional impairment review of its goodwill during the first quarter of fiscal 2003. The assessments were performed because of the prolonged economic downturn affecting the Company's operations and revenue forecasts. As the Company determined that the continued decline in market conditions within the Company's industry was significant and prolonged, the Company evaluated the recoverability of its goodwill in accordance with SFAS No. 142.

        The Company has performed the first step of the interim SFAS No. 142 analysis, consisting of a comparison of the fair value of the reporting units with their carrying amount, including the goodwill allocated to each reporting unit. The fair value of the reporting units was determined based on a combination of the Income Approach, which estimates the fair value based on the future discounted cash flows, and Market Approach, which estimates the fair value based on comparable market prices. Under the Income Approach, the Company assumed a cash flow period of 5 years, long-term annual growth rates of 9% to 33%, a discount rate of 12.5% and terminal value growth rates of 5% to 7%. Based on the first step analysis, the Company determined that the carrying amount of three reporting units within the Communications Products Group was in excess of their fair value. As such, the Company is required to perform the second step analysis on the three reporting units that have failed the first step test to determine the amount of the impairment loss. The second step analysis consists of comparing the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill for each of the three reporting units, with an impairment charge resulting from any excess of the carrying value of the reporting unit goodwill over the implied fair value of the reporting unit goodwill.

        As of the filing of this Quarterly Report on Form 10-Q, the Company has not completed the second step analysis due to the complexities involved in determining the implied fair value of the goodwill of each reporting unit. However, the Company determined that an impairment loss was probable and could be reasonably estimated. Therefore, as permitted by SFAS No. 142, the Company recorded an estimated impairment charge of $224.4 million to reduce the carrying value of its goodwill. Upon completion of the measurement of the actual impairment charge in the second quarter of fiscal 2003, the Company will record an adjustment, if necessary, to increase or decrease the estimated impairment charge. The actual amount of the impairment charge could differ materially from the estimated charge.

Three Months Ended September 30, 2001:

        As a result of the Phase 2 restructuring activities in the first quarter of fiscal 2002 (see Note 10), the Company restructured certain of its businesses and realigned its operations to focus on certain markets and core opportunities. In the process, the Company abandoned certain redundant products and product platforms and reduced its workforce that had been valued in previous acquisitions. In accordance with SFAS No. 121, the Company wrote down the related intangible assets to their fair value, which was deemed to be $0, and recorded total charges of $31.2 million related to goodwill.

Note 9. Reduction of Other Long-Lived Assets

        For the three months ended September 30, 2002 and 2001, the Company recorded $154.6 million and $10.8 million, respectively, of reductions of other long-lived assets, excluding asset write-downs associated with the Global Realignment Program (see Note 10). The following table summarizes the components of the reductions of other long-lived assets (in millions):

	Three Months Ended,
	September 30, 2002	September 30, 2001
Assets held and used:
Purchased intangibles (other than goodwill)	$68.6	$10.8
Property, plant and equipment	79.1	—
Assets held for sale:
Property and equipment	6.9	—

Total reductions of other long-lived assets	$154.6	$10.8

        Total reductions of other long-lived assets for both periods were primarily related to business units within the Company's Communications Products Group.

Three Months Ended September 30, 2002:

Assets Held and Used:

        As part of its quarterly review of financial results, the Company evaluated the carrying value of its long-lived assets, including purchased intangibles recorded in connection with its various acquisitions and property, plant and equipment. The assessments were performed pursuant to SFAS No. 144 because of the prolonged economic downturn affecting the Company's operations and revenue forecasts. As a result, the Company's projected future revenue and cash flows for certain of the Company's asset groupings were revised downward in the first quarter of fiscal 2003. Therefore, the Company recorded charges to reduce its purchased intangibles and other long-lived assets based on the amounts by which the carrying amounts of these assets exceeded their fair value. For purchased intangibles, fair value was determined based on discounted future cash flows for the operating entities that had separately identifiable cash flows. For tangible fixed assets, the Company valued these assets that were subject to impairment using specific appraisals.

        The following table summarizes the write-downs of purchased intangibles and property, plant and equipment by acquisition:

	Purchased Intangibles	Property, Plant and Equipment
Datacom	$39.1	$15.6
Epitaxx	19.9	26.3
SDL	—	24.3
Scion	8.9	12.9
Other	0.7	—

Total	$68.6	$79.1

Assets Held for Sale:

        During the first quarter of fiscal 2003, the Company announced an agreement to sell the majority of the assets of Cronos to MEMSCAP, a supplier of optical micro-electro-mechanical system solutions. The Company completed the sale subsequent to the first quarter of fiscal 2003 (see Note 17). In accordance with SFAS No. 144, the Company was required to measure these assets held for sale, consisting primarily of property and equipment, at the lower of their carrying amount or fair value less cost to sell as of September 30, 2002. The following table summarizes the impairment charge recognized in connection with these assets held for sale in the first quarter of fiscal 2003:

Fair value of assets held for sale based on the consideration to be received	$3.5
Less: carrying value of property and equipment	(10.1)

Total impairment charge	$(6.6)

        Subsequent to the first quarter of fiscal 2003, the Company completed the sale of SIFAM to SIFAM Fibre Optics Limited (see Note 17). In accordance with SFAS No. 144, the Company measured the assets held for sale, consisting of property and equipment, at the lower of their carrying amount or fair value less cost to sell as of September 30, 2002. The following table summarizes the impairment charge recognized in connection with these assets held for sale in the first quarter of fiscal 2003:

Fair value of assets held for sale based on the consideration to be received	$0.3
Less: carrying value of property and equipment	(0.6)

Total impairment charge	$(0.3)

Three Months Ended September 30, 2001:

        As a result of the Phase 2 restructuring activities in the first quarter of fiscal 2002 (see Note 10), the Company restructured certain of its businesses and realigned its operations to focus on certain markets and core opportunities. In the process, the Company abandoned certain redundant products and product platforms and reduced its workforce that had been valued in previous acquisitions. In accordance with SFAS No. 121, the Company wrote down the related intangible assets to their fair value, which was deemed to be $0, and recorded total charges of $10.8 million related to purchased intangibles.

Note 10. Global Realignment Program Charges

Overview:

        In April 2001, the Company initiated the Global Realignment Program, under which it began restructuring its business in response to the economic downturn. Through the end of the first quarter of fiscal 2003, the Company implemented four phases of restructuring activities and recorded restructuring charges and charges other than restructuring related to the Global Realignment Program. These charges are summarized as follows (in millions):

Restructuring charges:
Fiscal 2001:
Phase 1 restructuring activities	$264.3
Fiscal 2002:
Phase 2 restructuring activities	243.0
Phase 3 restructuring activities	42.0
Adjustments and cash proceeds received	(25.0)
Fiscal 2003—first quarter:
Phase 4 restructuring activities	27.7
Adjustments and cash proceeds received	(4.7)

Total restructuring charges	547.3
Charges other than restructuring:
Fiscal 2001	236.5
Fiscal 2002	182.7
Fiscal 2003—first quarter	12.1

Total other charges	431.3
Total Global Realignment Program charges through September 30, 2002	$978.6

        Under the Global Realignment Program, the Company is consolidating and reducing its manufacturing, research and development, sales and administrative facilities in North America, Europe and Asia-Pacific. The total number of sites closed or scheduled for closure is 27. Based on the decisions made through the end of the first quarter of fiscal 2003, the Company will reduce its total workforce by approximately 17,600 employees. As of September 30, 2002, 16,500 employees have been terminated.

        Activities associated with the Global Realignment Program from inception through the end of the first quarter of fiscal 2003 are discussed in further detail below.

Phase 1 Restructuring Activities:

        The Company implemented its Phase 1 restructuring activities during the fourth quarter of fiscal 2001. The following table summarizes the Company's Phase 1 restructuring charges from inception through the end of the first quarter of fiscal 2003 (in millions):

	Workforce Reduction	Facilities and Equipment	Lease Commitments	Total
Initial restructuring charges—Phase 1	$79.1	$122.2	$63.0	$264.3
Cash payments	(24.9)	—	(0.9)	(25.8)
Non-cash charges	(11.1)	(122.2)	—	(133.3)

Accrual balance as of June 30, 2001	43.1	—	62.1	105.2
Cash payments	(31.3)	—	(17.0)	(48.3)
Adjustments	(10.5)	5.1	0.7	(4.7)
Cash proceeds in excess of salvage value	—	(2.4)	—	(2.4)
Non-cash charges	—	(2.7)	—	(2.7)

Accrual balance as of June 30, 2002	1.3	—	45.8	47.1
Cash payments	(0.1)	—	(2.1)	(2.2)
Cash proceeds in excess of salvage value	—	(0.6)	—	(0.6)
Non-cash charges	—	0.6	—	0.6

Accrual balance as of September 30, 2002	$1.2	$—	$43.7	$44.9

        In connection with the Phase 1 restructuring activities, management with the appropriate level of authority approved and committed the Company to plans to close 9 sites, vacate buildings at the closed sites as well as at other continuing operations, and reduce its workforce by approximately 8,800 employees. These sites were located in Asheville, North Carolina; Bracknell, United Kingdom; Freehold, New Jersey; Hillend, United Kingdom; Oxford, United Kingdom; Richardson, Texas; Rochester, New York; Shunde, China; and Taipei, Taiwan.

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

        Approximately 8,100 employees were engaged in manufacturing, 200 in research and development, and 500 in selling, general and administrative functions. Approximately 7,100 employees were located in North America, 900 in Europe, and 800 in Asia-Pacific. The Company has substantially completed its Phase 1 workforce reduction during the fourth quarter of fiscal 2002. The remaining accrual balance reflects severance and benefit payments to certain terminated employees.

Facilities and Equipment and Lease Commitments:

        During the fourth quarter of fiscal 2001, property and equipment that were disposed of or removed from operations resulted in a charge of $122.2 million, of which $89.3 million was related to the Communications Products Group, $29.4 million was related to the Thin Film Products Group and $3.5 million was related to the "All Other" category for segment reporting purposes (see Note 14). The property and equipment write-downs consisted primarily of owned buildings, leasehold improvements, computer equipment and related software, production and engineering equipment, and office equipment, furniture and fixtures. During fiscal 2002, the Company recorded total adjustments of $5.1 million primarily due to additional declines in the fair market value of owned buildings held for disposal. In addition, during fiscal 2002 and the first quarter of fiscal 2003, the Company received $2.4 million and $0.6 million, respectively, of cash proceeds in excess of the estimated salvage value of certain restructured assets sold.

        The Company has substantially completed the disposal of its restructured assets through auctions, donations and scrapping of the assets. The remaining assets are primarily owned buildings that could not be sold within 12 months as was previously expected. The market conditions in the cities where these buildings are located, Plymouth, United Kingdom and Taipei, Taiwan, have continued to weaken during fiscal 2002. This was exacerbated with the continued economic downturn in the communications industry. The Company currently anticipates disposing of these assets within the next 3 to 9 months.

        During the fourth quarter of fiscal 2001, the Company incurred charges of $63.0 million for exiting and terminating leases primarily related to excess or closed facilities with planned exit dates. The Company estimated the cost of exiting and terminating the facility leases based on the contractual terms of the agreements and real estate market conditions. During fiscal 2002, the Company recorded a net increase of $0.7 million to the accrual balance. This adjustment consisted of an increase of $8.4 million due to changes in real estate market conditions, which resulted in changes regarding estimated vacancy periods and sublease income, offset by a decrease of $7.7 million as a result of negotiating subleases and termination agreements. The Company anticipates that it will take approximately 2 to 51 months to sublease the remaining various vacated properties. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2018.

Phase 2 Restructuring Activities:

        The Company implemented its Phase 2 restructuring activities during the first quarter of fiscal 2002. The following table summarizes the Company's Phase 2 restructuring charges from inception through the end of the first quarter of fiscal 2003 (in millions):

	Workforce Reduction	Facilities and Equipment	Lease Commitments	Total
Initial restructuring charges—Phase 2	$55.8	$141.3	$45.9	$243.0
Cash payments	(47.2)	—	(13.6)	(60.8)
Adjustments	(5.0)	(2.9)	(6.8)	(14.7)
Cash received in excess of salvage value	—	(3.2)	—	(3.2)
Non-cash charges	—	(135.2)	—	(135.2)

Accrual balance as of June 30, 2002	3.6	—	25.5	29.1
Cash payments	(1.5)	—	(1.2)	(2.7)
Adjustments	(1.9)	—	(0.6)	(2.5)
Cash received in excess of salvage value	—	(1.6)	—	(1.6)
Non-cash charges	—	1.6	—	1.6

Accrual balance as of September 30, 2002	$0.2	$—	$23.7	$23.9

        In connection with the Phase 2 restructuring activities, management with the appropriate level of authority approved and committed the Company to plans to close 8 sites, vacate buildings at the closed sites as well as at other continuing operations, and reduce its workforce by approximately 5,300 employees. These sites were located in Arnhem, Netherlands; Gloucester, Massachusetts; Manteca, California; Plymouth, United Kingdom; Victoria, British Columbia; Witham, United Kingdom; and two sites in Ottawa, Ontario.

Workforce Reduction:

        During the first quarter of fiscal 2002, the Company recorded total charges of $55.8 million primarily related to severance and fringe benefits associated with the reduction of approximately 5,300 employees. During fiscal 2002 and the first quarter of fiscal 2003, the Company recorded a decrease of $5.0 million and $1.9 million, respectively, to the accrual balance, as the actual amounts paid for such charges were lower than originally estimated.

        Approximately 4,400 employees were engaged in manufacturing, 400 in research and development, and 500 in selling, general and administrative functions. Approximately 4,950 employees were located in North America, 300 in Europe, and 50 in Asia-Pacific. The Company completed its Phase 2 workforce reduction during the first quarter of fiscal 2003. The remaining accrual balance reflects ongoing severance and benefit payments to the terminated employees.

Facilities and Equipment and Lease Commitments:

        During the first quarter of fiscal 2002, property and equipment that were disposed of or removed from operations resulted in total charges of $141.3 million, of which $129.5 million was related to the Communications Products Group and $11.8 million was related to the Thin Film Products Group. The property and equipment write-downs consisted primarily of leasehold improvements, computer equipment and related software, production and engineering equipment, and office equipment, furniture and fixtures. During fiscal 2002, the Company recorded total adjustments of $2.9 million as a result of differences between the actual and estimated net book value of assets written down. In addition, during fiscal 2002 and the first quarter of fiscal 2003, the Company received approximately $3.2 million and $1.6 million, respectively, of cash proceeds in excess of the estimated salvage value of certain restructured assets sold. The Company has substantially completed its disposal of the restructured assets.

        During the first quarter of fiscal 2002, the Company accrued total charges of $45.9 million for exiting and terminating leases primarily related to excess or closed facilities with planned exit dates. The Company estimated the cost of exiting and terminating the facility leases based on the contractual terms of the agreements and real estate market conditions. During fiscal 2002, the Company recorded a net decrease of $6.8 million to the accrual balance. This adjustment consisted of a decrease of $7.4 million due to changes in real estate market conditions, which resulted in changes regarding estimated vacancy periods and sublease income, offset by an increase of $0.6 million as a result of negotiating subleases and termination agreements. During the first quarter of fiscal 2003, the Company made a decision to re-occupy and put back into operations approximately half of a building that had previously been vacated under the restructuring plan and recorded a reduction of $0.6 million to the accrued lease charges. The Company anticipates that it will take approximately 9 to 32 months to sublease the remaining various vacated properties. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2011.

Phase 3 Restructuring Activities:

        The Company implemented its Phase 3 restructuring activities during the fourth quarter of fiscal 2002. The following table summarizes the Company's Phase 3 restructuring charges from inception through the end of the first quarter of fiscal 2003 (in millions):

	Workforce Reduction	Facilities and Equipment	Lease Commitments	Total
Initial restructuring charges—Phase 3	$26.7	$10.4	$4.9	$42.0
Cash payments	(12.0)	—	—	(12.0)
Non-cash charges	—	(10.4)	—	(10.4)

Accrual balance as of June 30, 2002	14.7	—	4.9	19.6
Cash payments	(4.1)	—	—	(4.1)

Accrual balance as of September 30, 2002	$10.6	$—	$4.9	$15.5

        In connection with the Phase 3 restructuring activities, management with the appropriate level of authority approved and committed the Company to plans to close 7 sites, vacate buildings at the closed sites and reduce its workforce by approximately 1,600 employees. These sites were located in Columbus, Ohio; Eatontown, New Jersey; San Jose, California; Sydney, Australia; Toronto, Ontario; Torquay, United Kingdom; and Waghaeusel-Kirrlach, Germany. Implementation of plans relative to the sites located in Torquay, United Kingdom and Waghaeusel-Kirrlach, Germany are subject to consultation with employee representatives under applicable laws. The operations located in the San Jose, California site are related to the Company's Commercial Laser unit and are scheduled to be moved to a new location in Santa Rosa, California. Portions of the operations at the Eatontown, New Jersey site are to be relocated.

Workforce Reduction:

        During the fourth quarter of fiscal 2002, the Company recorded total charges of $26.7 million primarily related to severance and fringe benefits associated with the reduction of approximately 1,600 employees. Approximately 1,100 employees were engaged in manufacturing, 300 in research and development, and 200 in selling, general and administrative functions. Approximately 1,200 employees were located in North America, 200 in Europe and 200 in Asia-Pacific. As of September 30, 2002, approximately 1,050 employees have been terminated. The Company expects to complete its Phase 3 workforce reduction by the end of the fourth quarter of fiscal 2003.

Facilities and Equipment and Lease Commitments:

        During the fourth quarter of fiscal 2002, property and equipment that were disposed of or removed from operations resulted in total charges of $10.4 million related to the Communications Products Group. The property and equipment write-downs consisted primarily of leasehold improvements, computer equipment and related software, production and engineering equipment, and office equipment, furniture and fixtures. The Company expects to complete the disposal of property and equipment by the end of the fourth quarter of fiscal 2003.

        During the fourth quarter of fiscal 2002, the Company accrued total charges of $4.9 million for exiting and terminating leases primarily related to excess or closed facilities with planned exit dates. The Company estimated the cost of exiting and terminating the facility leases based on the contractual terms of the agreements and real estate market conditions. The Company anticipates that it will take approximately 2 to 51 months to sublease the remaining various vacated properties. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2009.

Phase 4 Restructuring Activities:

        The Company implemented its Phase 4 restructuring activities during the first quarter of fiscal 2003. The following table summarizes the Company's Phase 4 restructuring charges from inception through the end of the first quarter of fiscal 2003 (in millions):

	Workforce Reduction	Lease Commitments	Total
Initial restructuring charges—Phase 4	$20.5	$7.2	$27.7
Cash payments	(5.8)	—	(5.8)

Accrual balance as of September 30, 2002	$14.7	$7.2	$21.9

        In connection with the Phase 4 restructuring activities, management with the appropriate level of authority approved and committed the Company to plans to close two sites, vacate buildings at the closed sites as well as at other continuing operations and reduce its workforce by approximately 1,150 employees. The closed sites were located in Raleigh, North Carolina and San Jose, California. The Raleigh, North Carolina site is related to the Cronos operations, which have been sold to MEMSCAP (see Note 17). The San Jose, California site is related to the E-TEK operations, which are to be relocated to the Company's other sites located in West Trenton, New Jersey and Shenzhen, China. The Company's San Jose headquarters will continue to occupy a portion of the E-TEK site.

Workforce Reduction:

        During the first quarter of fiscal 2003, the Company recorded total charges of $20.5 million primarily related to severance and fringe benefits associated with the reduction of approximately 1,150 employees. Approximately 800 employees were engaged in manufacturing, 250 in research and development, and 100 in selling, general and administrative functions. All employees were located in North America. As of September 30, 2002, approximately 600 employees have been terminated. The Company expects to complete its Phase 4 workforce reduction by the end of the first quarter of fiscal 2004.

Lease Commitments:

        During the first quarter of fiscal 2003, the Company accrued total charges of $7.2 million for exiting and terminating leases primarily related to excess or closed facilities with planned exit dates. The Company estimated the cost of exiting and terminating the facility leases based on the contractual terms of the agreements and real estate market conditions. The Company anticipates that it will take approximately 11 to 18 months to sublease the remaining various vacated properties. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2016.

Charges Other Than Restructuring:

        In addition to the restructuring charges recorded under the Phases 1 through 4 restructuring activities, the Company incurred total other charges of $431.3 million related to the Global Realignment Program. Details of these charges were as follows (in millions):

		Years Ended
	Three Months Ended September 30, 2002	June 30, 2002	June 30, 2001
Additional charges resulting from a change in estimated useful life of property and equipment	$13.5	$164.7	$6.4
Write-down of inventories	—	—	173.5
Purchase commitments and other obligations	(5.3)	(7.4)	55.6
Workforce reduction	3.0	12.3	0.2
Lease commitments	—	6.4	—
Moving and other costs	0.9	6.7	0.8

Total other charges	$12.1	$182.7	$236.5

        During fiscal 2002 and 2001, the Company recorded $164.7 million and $6.4 million, respectively, of additional charges resulting from a change in the estimated useful life of property and equipment. During the first quarter of fiscal 2003, these charges totaled $13.5 million. Total amount recorded in fiscal 2002 and in the first quarter of fiscal 2003 was net of $3.8 million and $1.0 million, respectively, of cash proceeds in excess of the estimated salvage value of certain assets sold. These charges include additional depreciation from a change in the estimated useful life and the write-downs on property and equipment that were identified for disposal but remained in use until the date of disposal.

        During fiscal 2001, the Company recorded inventory write-downs, purchase commitments and other obligations of $229.1 million resulting from product consolidations and discontinuations in connection with the Global Realignment Program. The Company recorded adjustments of $7.4 million and $5.3 million in fiscal 2002 and in the first quarter of fiscal 2003, respectively, to the accrual balance, as the actual amounts paid to settle certain commitments and other obligations were lower than originally estimated.

        During fiscal 2002 and 2001, the Company recorded workforce reduction charges of $12.3 million and $0.2 million, respectively, which included payments for severance and fringe benefits that were not associated with a formal plan of termination, retention bonuses and employee relocation costs. During the first quarter of fiscal 2003, the Company recorded workforce reduction charges of $3.0 million primarily related to retention bonuses. The severance and fringe benefits charges were incurred as a result of the reduction of approximately 750 employees, consisting of approximately 600 in manufacturing, 50 in research and development, and 100 in selling, general and administrative functions. Approximately 150 employees were located in North America, 100 in Europe and 500 in Asia-Pacific. As of September 30, 2002, all 750 employees have been terminated and severance and benefit payments related to these employees have been paid in full.

        During fiscal 2002, the Company announced the closure of one site at Piscataway, New Jersey. Lease commitments of $6.4 million were primarily related to exiting and terminating building leases at this site and other continuing operations. The Company estimated the cost of exiting and terminating the facility leases based on the contractual terms of the agreements and the real estate market conditions. The Company anticipates that it will take approximately 9 to 51 months to sublease the vacated properties. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2011.

        During fiscal 2002 and 2001, the Company incurred moving and other costs of $6.7 million and $0.8 million, respectively, related to the physical relocation of certain facilities and equipment from buildings that the Company has disposed of or planned to dispose of. During the first quarter of fiscal 2003, these costs totaled $0.9 million.

        Charges other than restructuring were recorded in the Company's Condensed Consolidated Statements of Operations as follows (in millions):

		Years Ended
	Three Months Ended September 30, 2002	June 30, 2002	June 30, 2001
Cost of sales	$4.0	$124.6	$220.7
Research and development	0.4	8.2	2.9
Selling, general and administrative	7.7	49.9	12.9

Total other charges	$12.1	$182.7	$236.5

        As of September 30, 2002, the accrual balance related to these charges was $12.4 million, consisting primarily of purchase commitments. The accrual balance was included in "Other current liabilities" in the Company's Condensed Consolidated Balance Sheet.

Recommissioning of Assets:

        Since the beginning of 2001, the communications industry has experienced a dramatic downturn and has remained very volatile. In April 2001, the Company implemented its Global Realignment Program based on the best information available at the time. Management with the appropriate level of authority approved and committed the Company to execute the Global Realignment Program. As the Company continued to execute its restructuring plans to realign its operations and consolidate the facilities, the Company recommissioned certain property and equipment during the fourth quarter of fiscal 2002 that had previously been removed from operations and fully depreciated or written down under the Global Realignment Program. These assets were placed back into service due to the following reasons: (i) unanticipated changes in the industry and customer demand for certain product lines, (ii) impact of unforeseen warranty obligations, and (iii) changes in initial estimates. The total net book value of the recommissioned property and equipment at the time of the write-downs was $27.7 million, of which $15.9 million was related to the Communications Products Group, $10.7 million was related to the Thin Film Products Group and $1.1 million was related to the "All Other" category for segment reporting purposes (see Note 14). The recommissioned property and equipment were put back into use with a carrying value of $0 during the fourth quarter of fiscal 2002. Based on the dates these assets were placed back into service and taking into consideration the potential impact of the impairment loss on these assets under SFAS No. 121, the Company would have incurred additional depreciation expense of approximately $1.2 million in the first quarter of fiscal 2003.

Note 11. Income Tax Expense

        No income tax provision or benefit was recorded for the three months ended September 30, 2002, as compared to a tax provision of $195.2 million for the three months ended September 30, 2001. The expected tax benefit that would be calculated by applying the federal statutory rate to the loss before income taxes for the three months ended September 30, 2002 was primarily offset by increases in the valuation allowance for deferred tax assets. Due to the continuing economic uncertainty in the industry, the Company has recorded net deferred tax assets as of September 30, 2002 only to the extent of offsetting deferred tax liabilities or recoverable income taxes.

        The tax provision recorded for the three months ended September 30, 2001 differs from the expected tax benefit that would be calculated by applying the federal statutory rate to the loss before income taxes primarily due to the net effect of non-deductible acquisition-related charges, write-offs of deferred tax assets recorded in prior business combinations relating to assumed employee stock options that either expired unexercised or were exercised during the quarter when the market value of the underlying stock was less than the previously recorded value at the business combination date, increases in the valuation allowance for domestic deferred tax assets recorded in prior periods due to reductions in the Company's forecasts of future domestic taxable income and the elimination of deferred tax liabilities recorded in prior business combinations.

Note 12. Net Loss Per Share

        The following table sets forth the computation of basic and diluted net loss per share (in millions, except per-share data):

	Three Months Ended
	September 30, 2002	September 30, 2001
Numerator:
Net loss	$(520.5)	$(1,224.4)

Denominator:
Weighted average number of common shares outstanding	1,412.3	1,322.7

Net loss per share—basic and diluted	$(0.37)	$(0.93)

        Since the Company incurred net losses for the three months ended September 30, 2002 and 2001, the effect of dilutive securities totaling 3.6 million and 26.6 million equivalent shares, respectively, has been excluded from the calculation of diluted net loss per share because it was anti-dilutive.

Note 13. Comprehensive Loss

        The Company's accumulated other comprehensive loss consists of the accumulated net unrealized gains (losses) on available-for-sale investments and foreign currency translation adjustments. The tax effect on the change in net unrealized gains (losses) was $2.2 million for the three months ended September 30, 2002 and immaterial for the three months ended September 30, 2001. At September 30, 2002 and June 30, 2002, the Company had a balance of net unrealized losses of $20.5 million and net unrealized gains of $3.3 million, respectively, on available-for-sale investments. Additionally, at September 30, 2002 and June 30, 2002, the Company had $39.0 million and $27.1 million, respectively, of foreign currency translation losses.

        The components of comprehensive loss were as follows (in millions):

	Three Months Ended
	September 30, 2002	September 30, 2001
Net loss	$(520.5)	$(1,224.4)
Change in unrealized gains (losses) on available-for-sale investments, net of tax	(23.8)	5.3
Change in foreign currency translation	(11.9)	(18.0)

Comprehensive loss	$(556.2)	$(1,237.1)

Note 14. Segment Information

        The Company evaluates its reportable segments in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company has identified Jozef Straus, Chief Executive Officer, and Syrus Madavi, President and Chief Operating Officer, as the Chief Operating Decision Makers (the "CODMs") pursuant to SFAS No. 131. The CODMs allocate resources to the segments based on their business prospects, competitive factors, net sales and operating results.

        The Company designs and manufactures products for fiberoptic communications, as well as for markets where its core optics technologies provide solutions for industrial, commercial and consumer applications. As a result of the Company's continued efforts to restructure its operations under the Global Realignment Program, the Company changed the structure of its internal organization during the first quarter of fiscal 2003 and concluded that it has two principal reportable segments:

  (i)
  Communications Products Group:

    The Communications Products Group provides fiberoptic components and modules for system manufacturers in the telecommunications, data communications and cable television industries. As permitted by the aggregation criteria pursuant to SFAS No. 131, the Company has aggregated four operating segments (Active Components Products, Instrumentation Products, Optical Layer Products and Transmission Products) into this reportable segment.

  (ii)
  Thin Film Products Group:

    The Thin Film Products Group consists of the Company's non-communications businesses and includes laser subsystems products and thin film products for display, security, decorative, aerospace and defense applications. This reportable segment consists of one operating segment.

        The amounts shown as "All other" consist of certain unallocated corporate-level operating expenses, as well as the Company's division which designs and manufactures automated and semi-automated systems for the manufacture of fiberoptic components and modules. In addition, the Company does not allocate income taxes or specifically identifiable assets to its segments. Where practicable, the Company allocates corporate sales, marketing, finance and administration expenses to the segments, primarily as a percentage of net sales.

        Information on reportable segments is as follows (in millions):

	Three Months Ended
	September 30, 2002	September 30, 2001
Communications Products Group:
Net sales	$109.0	$255.5
Intersegment sales	—	—

Net sales to external customers	109.0	255.5
Operating loss	(85.1)	(314.2)
Thin Film Products Group:
Net sales	85.5	76.8
Intersegment sales	(1.5)	(5.7)

Net sales to external customers	84.0	71.1
Operating income (loss)	9.1	(27.5)
Net sales by reportable segments	193.0	326.6
All other net sales	—	2.0

Total net sales	193.0	328.6

Operating loss by reportable segments	(76.0)	(341.7)
All other operating loss	(34.6)	(67.2)
Unallocated amounts:
Acquisition-related charges	(23.7)	(467.6)
Reduction of goodwill and other long-lived assets	(379.0)	(42.0)
Interest and other income, net	12.9	15.1
Gain on sale of investments	1.5	—
Reduction in fair value of investments	(19.1)	(106.5)
Loss on equity method investments, net	(2.5)	(19.3)

Loss before income taxes	$(520.5)	$(1,029.2)

Note 15. Acquisitions

OptronX, Inc:

        On September 18, 2002, the Company completed the acquisition of the transceiver/transponder business unit of OptronX, Inc. The Company believes that the acquisition will extend its transmission product line in metro and short-reach applications. Under the terms of the acquisition, the Company paid OptronX $6.2 million in cash. Direct transaction costs were immaterial. In addition, the Company may be required to make a contingent payment of up to $4.5 million in cash based on the financial performance of the acquired business unit in calendar year 2003. Future payments to OptronX, if any, will be accounted for as goodwill.

        The final purchase price allocation was as follows (in millions):

Net tangible liabilities assumed	$(0.3)
Intangible assets acquired:
Existing technology	1.0
In-process research and development	0.4
Goodwill	5.1

Total purchase price	$6.2

        The following table summarizes the components of the net tangible liabilities assumed (in millions):

Accounts receivable	$0.2
Inventories	0.8
Property and equipment	2.7

Total tangible assets acquired	3.7
Accounts payable	(0.8)
Loan payable	(2.5)
Other	(0.7)

Net tangible liabilities assumed	$(0.3)

        The acquisition was accounted for as a purchase transaction in accordance with SFAS No. 141, and accordingly, the assets acquired and liabilities assumed were recorded at their estimated fair value at the date of the acquisition. The results of operations of the transceiver/transponder unit have been included in the Company's financial statements subsequent to the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material.

        A portion of the purchase price has been allocated to existing technology and acquired in-process research and development ("IPR&D"). These intangible assets were identified and valued through analysis of data provided by OptronX concerning developmental products, their stage of development, the time and resources needed to complete them, their expected income generating ability, target markets and associated risks. The Income Approach was the primary technique used in valuing the existing technology. The discount rate used was 20%.

        Those developmental projects that had not reached technological feasibility and had no future alternative uses were classified as IPR&D and expensed in the first quarter of fiscal 2003. The nature of the efforts required to develop the IPR&D into commercially viable products principally relates to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements.

        The acquired existing technology is comprised of products that are already technologically feasible, which consist of the transponder product line. The Company is amortizing the existing technology of $1.0 million on a straight-line basis over an estimated remaining useful life of three years.

        Goodwill has been assigned to the Communications Products Group and is not amortized but is reviewed annually for impairment, or more frequently if impairment indicators arise, in accordance with SFAS No. 142. Goodwill of $5.1 million is expected to be deductible for tax purposes over 15 years under Internal Revenue Code 197.

Datacom:

        During the first quarter of fiscal 2003, the Company adjusted the purchase price allocation of Datacom, which the Company acquired in the second quarter of fiscal 2002.

        The following table summarizes the allocation of the total purchase price (in millions):

	September 30, 2002	June 30, 2002	Change
Tangible assets acquired	$32.9	$30.7	$2.2
Intangible assets acquired:
Existing technology	45.1	45.1	—
Core technology	15.4	15.4	—
Supply / contract manufacturing agreements	6.4	6.4	—
Non-competition agreement	1.7	1.7	—
Distribution agreements	1.7	1.7	—
Real estate license agreement	0.6	0.6	—
In-process research and development	22.1	22.1	—
Goodwill	212.7	214.9	(2.2)

Total purchase price	$338.6	$338.6	$—

        The adjustment of $2.2 million recorded in the first quarter of fiscal 2003 was related to inventories as the Company determined that the fair value was higher than originally estimated. The purchase price allocation is preliminary and is dependent on the Company's final analysis of the tangible assets, which is expected to be completed during the second quarter of fiscal 2003.

        The following table summarizes the components of the tangible assets acquired as of September 30, 2002 (in millions):

Inventories	$16.8
Property and equipment	16.1

Total tangible assets acquired	$32.9

        The tangible assets included total adjustments of $5.0 million to write up inventories and $13.9 million to write down property and equipment to their respective fair value from the historical book value.

Note 16. Related Party Transactions

        On October 22, 2001, the Company entered into an automation development alliance agreement with Adept for optical component and module manufacturing processes. Under the agreement, Adept agrees to pay the Company up to $5.0 million for certain research and development activities. In connection with this alliance, the Company invested $25.0 million in Adept's convertible preferred stock and the investment was accounted for under the cost method. For the three months ended September 30, 2002, the Company recorded $19.1 million of reductions in fair value of its Adept investment as the decline in fair value was determined to be other-than-temporary (see Note 6).

        As of September 30, 2002, the Company had a $6.0 million investment, or approximately 3% ownership, in Innovance Networks ("Innovance"), a privately held company founded in May 2000 specializing in photonic networking solutions. Innovance was one of the Company's significant customers in fiscal 2002. However, Innovance was not a significant customer during the first quarter of fiscal 2003.

Note 17. Subsequent Events

        During the second quarter of fiscal 2003, the Company completed the sale of the majority of the assets of Cronos, a subsidiary located in Raleigh, North Carolina, to MEMSCAP, a supplier of optical micro-electro-mechanical system ("MEMS") solutions located in France. As part of the transaction, the Company received 10.5 million shares of MEMSCAP valued at $4.1 million. In addition, the Company received warrants to purchase up to 6.5 million additional shares of MEMSCAP based on the future performance of Cronos over a 30-month period following the completion of the sale. In connection with the sale, the Company and MEMSCAP entered into a long-term strategic supply relationship, under which MEMSCAP will supply the Company with MEMS products.

        During the second quarter of fiscal 2003, the Company completed the sale of SIFAM, a subsidiary located in Torquay, United Kingdom, to SIFAM Fibre Optics Limited. As part of the transaction, the Company received approximately 31,000 preference shares of SIFAM Fibre Optics Limited valued at approximately $0.8 million.

Note 18. Fiscal Year 2002 Reduction of Goodwill and Other Long-Lived Assets

        During fiscal 2002, the Company recorded $5,979.4 million of reductions of goodwill and other long-lived assets in accordance with SFAS No. 121, excluding asset write-downs associated with the Global Realignment Program. The following table summarizes the components of the reductions of goodwill and other long-lived assets in total and by reportable segments (in millions):

Goodwill	$4,360.8
Other intangible assets	1,243.1
Property, plant and equipment	375.5

Total reductions of goodwill and other long-lived assets	$5,979.4

By Reportable Segments:
Transmission and Network Components:
Goodwill	$3,808.4
Other intangible assets	1,031.6
Property, plant and equipment	308.3

Total	$5,148.3

Thin Film Products and Instrumentation:
Goodwill	$552.4
Other intangible assets	211.5
Property, plant and equipment	67.2

Total	$831.1

        As part of its quarterly reviews of financial results for fiscal 2002, the Company evaluated the carrying value of its long-lived assets, including significant amounts of goodwill and other intangible assets recorded in connection with its various acquisitions. The assessments were performed pursuant to SFAS No. 121 because of the prolonged economic downturn affecting the Company's operations and revenue forecasts. As a result, the Company's projected future revenue and cash flows for certain of the Company's asset groupings were revised downward in each of the second, third and fourth quarters of fiscal 2002. Therefore, the Company recorded charges to reduce goodwill and other long-lived assets based on the amounts by which the carrying amounts of these assets exceeded their fair value. Fair value was determined based on discounted future cash flows for the operating entities that had separately identifiable cash flows. During the fourth quarter of fiscal 2002, the Company was required to value certain of its tangible long-lived assets using specific appraisals because the remaining goodwill associated with certain asset groupings had been completely written off.

        The following table summarizes the quarterly charges in total and by acquired entity for the last three quarters of fiscal 2002:

	Q2-FY2002	Q3-FY2002	Q4-FY2002
EPITAXX	$—	$—	$130.8
E-TEK	—	922.7	63.2
JDS FITEL	—	1,418.6	223.2
OCLI	514.1	298.2	—
SDL	753.5	1,020.5	270.3
Other	—	224.1	98.2

Total	$1,267.6	$3,884.1	$785.7

Second-Quarter Write-Downs:

        The following table summarizes the write-downs of goodwill and other purchased intangibles by acquisition:

	Goodwill	Other Purchased Intangibles	Long-Term Annual Growth Rate
OCLI	$514.1	$—	5% - 60%
SDL	751.0	2.5	15% - 60%

Total	$1,265.1	$2.5

        The Company assumed a cash flow period of 5 years, a discount rate of 14%, and terminal growth rates of 5% to 7%. The long-term annual growth rates are higher in the early years of the 5-year cash flow period, representing the Company's estimated growth in the period of industry recovery, and decrease in the later years.

Third-Quarter Write-Downs:

        The following table summarizes the write-downs of goodwill and other long-lived assets by acquisition:

	Goodwill	Other Purchased Intangibles	Property, Plant and Equipment	Long-Term Annual Growth Rate
E-TEK	$697.5	$224.1	$1.1	30% - 35%
JDS FITEL	1,184.7	233.9	—	30% - 42%
OCLI	20.3	210.7	67.2	4% - 13%
SDL	762.5	247.6	10.4	27% - 50%
Other	206.5	9.0	8.6	7% - 45%

Total	$2,871.5	$925.3	$87.3

        The Company assumed a cash flow period of 5 years, a discount rate of 14%, and terminal growth rates of 5% to 7%. The long-term annual growth rates are higher in the early years of the 5-year cash flow period, representing the Company's estimated growth in the period of industry recovery, and decrease in the later years.

Fourth-Quarter Write-Downs:

        The following table summarizes the write-downs of goodwill and other long-lived assets by acquisition:

	Goodwill	Other Purchased Intangibles	Property, Plant and Equipment	Long-Term Annual Growth Rate
EPITAXX	$130.8	$—	$—	25% - 40%
E-TEK	—	—	63.2	21% - 45%
JDS FITEL	—	132.5	90.7	17%
SDL	43.5	165.1	61.7	10% - 50%
Other	18.7	6.9	72.6	10% - 50%

Total	$193.0	$304.5	$288.2

        The Company assumed a cash flow period of 5 years, a discount rate of 14%, and a terminal growth rate of 7%. The long-term annual growth rates are higher in the early years of the 5-year cash flow period, representing the Company's estimated growth in the period of industry recovery, and decrease in the later years.

Other Write-Downs:

        As a result of the Phase 2 restructuring activities in the first quarter of fiscal 2002, the Company restructured certain of its businesses and realigned its operations to focus on certain markets and core opportunities. In the process, the Company abandoned certain redundant products and product platforms and reduced its workforce that had been valued in previous acquisitions. In accordance with SFAS No. 121, the Company wrote down the related intangible assets to their fair value, which was deemed to be $0, and recorded total charges of $42.0 million, of which $31.2 million was related to goodwill and $10.8 million was related to other intangible assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Recent Events

Global Realignment Program:

        We initiated the Global Realignment Program in April 2001, under which we are restructuring our business in response to the economic downturn in our industry:

  •
  Beginning in the fourth quarter of fiscal 2001 and continuing through the end of the first quarter of fiscal 2003, we recorded total costs of $978.6 million related to the implementation of the Global Realignment Program. The total costs consisted of $547.3 million of charges associated with our Phase 1, Phase 2, Phase 3 and Phase 4 restructuring activities. In addition, we recorded a total of $431.3 million in charges other than restructuring associated with the Global Realignment Program.

  •
  We have reduced our workforce by 16,500 employees under the Global Realignment Program. The following table presents a history of our employment levels:

Date	Number of Employees	Explanation
March 17, 2001:	28,677	Our highest employment level.
Less:	(2,446)	Attrition and reductions in workforce prior to the inception of the Global Realignment Program.

April 24, 2001:	26,231	Employment level at the inception of the Global Realignment Program.
Less:	(16,500)	Employees terminated under the Global Realignment Program.
Less:	(1,559)	Attrition not part of the Global Realignment Program.

September 30, 2002:	8,172	Employment at the end of the first quarter of fiscal 2002.

        The Company's global employment was further reduced to 7,874 employees as of October 31, 2002.

  •
  We have closed or scheduled to close 27 sites, vacated buildings at these sites as well as at continuing operations, and reduced our manufacturing, research and development, sales and administrative facilities. The 27 sites closed or scheduled for closure were as follows:

North America:	Asheville, North Carolina; Columbus, Ohio; Eatontown, New Jersey (1); Freehold, New Jersey; Gloucester, Massachusetts; Manteca, California; Ottawa, Ontario (2 sites); Piscataway, New Jersey; Raleigh, North Carolina; Richardson, Texas; Rochester, New York; San Jose, California (2); Toronto, Ontario; Victoria, British Columbia.
Europe:
Arnhem, Netherlands; Bracknell, United Kingdom; Hillend, United Kingdom; Oxford, United Kingdom; Plymouth, United Kingdom; Torquay, United Kingdom; Waghaeusel-Kirrlach, Germany; Witham, United Kingdom.
Asia-Pacific:	Shunde, China; Sydney, Australia; Taipei, Taiwan.

(1)
Portions of the operations at the Eatontown, New Jersey site are to be relocated.

(2)
Two sites in San Jose, California are scheduled to close. They are: (i) the Commercial Laser operations, which will be relocated to Santa Rosa, California; and (ii) the E-TEK operations, which will be relocated to West Trenton, New Jersey and Shenzhen, China. Our San Jose headquarters will continue to occupy a portion of the E-TEK site.

        In response to the continued business downturn, we are planning further restructuring activities under the Global Realignment Program, including further reductions of employment, centralization of functions and additional site closures. Prior to the inception of the Global Realignment Program in April 2001, our annual spending rate on overhead costs, research and development, and selling, general and administrative activities was approximately $1.7 billion. Since its inception, we have reduced our annual expenses to date by approximately $1.1 billion. We expect that, when completed in calendar year 2004, the Global Realignment Program will generate an additional $132.0 million in annual cost savings for a total annual cost reduction rate of approximately $1.2 billion.

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

        Please refer to the "Global Realignment Program Charges" section below for further discussion of the implementation of our Global Realignment Program.

Recent Accounting Pronouncements:

        SFAS No. 141 and SFAS No. 142:    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," which requires all business combinations initiated after June 30, 2001 be accounted for using the purchase method. In addition, SFAS No. 141 further clarifies the criteria to recognize purchased intangibles separately from goodwill. Specifically, SFAS No. 141 requires that an intangible asset may be separately recognized only if such an asset meets the contractual-legal criterion or the separability criterion.

        On July 1, 2002, in accordance with SFAS No. 141, we reassessed our goodwill and other purchased intangibles previously recorded in acquisitions prior to July 1, 2001 and determined that as of July 1, 2002, we had approximately $10.8 million of separately recognized purchased intangibles, consisting of acquired assembled workforce, that did not meet the new recognition criteria for an intangible asset to be recognized apart from goodwill. This amount was reclassified to goodwill on July 1, 2002.

        In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," under which goodwill and other purchased intangibles with indefinite useful lives are no longer amortized but are reviewed for impairment annually, or more frequently if certain events or changes in circumstances indicate that the carrying value may not be recoverable. The impairment test for goodwill involves a two-step process: step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the fair value, step two requires the comparison of the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. Any excess of the carrying value of the reporting unit goodwill over the implied fair value of the reporting unit goodwill will be recorded as an impairment loss. The impairment test for purchased intangibles with indefinite useful lives consists of a comparison of fair value to carrying value, with any excess of carrying value over fair value being recorded as an impairment loss. Purchased intangibles with finite useful lives continue to be amortized over their useful lives and are reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

        We adopted SFAS No. 142 on July 1, 2002. However, goodwill and purchased intangibles with indefinite useful lives acquired after June 30, 2001 were immediately subject to the non-amortization provision of SFAS No. 142. As such, goodwill totaling $236.8 million associated with our acquisitions of the optical transceiver unit from IBM ("Datacom") in December 2001 and Scion Photonics ("Scion") in April 2002 was not amortized in fiscal 2002. The adoption of SFAS No. 142 is expected to have a material impact on our results of operations primarily because goodwill is no longer amortized. Based on the carrying amount of the goodwill as of September 30, 2002, application of the non-amortization provisions has eliminated goodwill amortization of approximately $7.5 million in the first quarter of fiscal 2003 related to acquisitions completed prior to July 1, 2001.

        In conjunction with the implementation of SFAS No. 142, we completed the transitional impairment review related to the carrying value of goodwill as of July 1, 2002 and determined that there was no impairment beyond amounts previously recorded as of that date. For the three months ended September 30, 2002, due to the presence of impairment indicators for three of our reporting units, we performed an additional impairment review of the goodwill associated with those reporting units during the first quarter of fiscal 2003 and recorded an estimated impairment charge of $224.4 million. Please refer to the "Reduction of Goodwill" section below for further discussion.

        A reconciliation of the reported net loss and net loss per share to the amounts adjusted for the exclusion of amortization of: (i) goodwill from acquisitions, (ii) equity method goodwill related to ADVA and (iii) assembled workforce, net of the related tax effect, was as follows (in millions, except per-share data):

	Three Months Ended
	September 30, 2002	September 30, 2001
Reported net loss	$(520.5)	$(1,224.4)
Add back:
Amortization of:
Goodwill from acquisitions	—	332.7
Equity method goodwill related to ADVA	—	0.7
Assembled workforce	—	4.1
Income tax effect	—	(9.2)

Adjusted net loss	$(520.5)	$(896.1)

Reported net loss per share—basic and diluted	$(0.37)	$(0.93)

Adjusted net loss per share—basic and diluted	$(0.37)	$(0.68)

        SFAS No. 144:    In August 2001, the FASB issued SFAS No. 144, which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and certain provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 retains the fundamental provisions of SFAS No. 121 related to: (i) the recognition and measurement of the impairment of long-lived assets to be held and used, and (ii) the measurement of long-lived assets to be disposed by sale. It provides more guidance on estimating cash flows when performing recoverability tests, requires long-lived assets to be disposed of other than by sale to be classified as held and used until disposal, and establishes more restrictive criteria to classify long-lived assets as held for sale. In addition, SFAS No. 144 supersedes the accounting and reporting provisions of APB Opinion No. 30 for the disposal of a segment of a business. However, it retains the basic provisions of APB Opinion No. 30 to report discontinued operations separately from continuing operations and extends the reporting of a discontinued operation to a component of an entity.

        We adopted SFAS No. 144 on July 1, 2002. Under SFAS No. 121, excluding asset write-downs associated with the Global Realignment Program, we recorded impairment charges of $5,979.4 million in fiscal 2002. The adoption of SFAS No. 144 may have a material impact on our financial position and results of operations if the industry and economic downturn continues to affect our operations and sales forecasts, primarily because SFAS No. 144 excludes goodwill, which may result in certain long-lived assets being subject to impairment charges sooner than they would have been recorded under SFAS No. 121. During the first quarter of fiscal 2003, we recorded $154.6 million of impairment charges under SFAS No. 144. Please refer to the "Reduction of Other Long-Lived Assets" section below for further discussion.

        SFAS No. 146:    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. In addition, SFAS No. 146 establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002, but early adoption is permitted. The effect of adoption of SFAS No. 146 is dependent on the Company's related activities subsequent to the date of adoption.

        Other:    In connection with their ongoing consolidations project, the FASB issued an exposure draft ("ED"), "Consolidation of Certain Special-Purpose Entities, an Interpretation of ARB No. 51," for public comment in June 2002. The ED could substantially change the accounting for synthetic leases. The comment period on the ED ended on August 30, 2002 and the final guidance may become effective for us in the fourth quarter of fiscal 2003. We are currently assessing the impact the ED will have on an operating lease (please refer to "Note 7. Commitments and Contingencies" of Notes to Condensed Consolidated Financial Statements for further discussion). If the final statement is consistent with the ED, we may be required to consolidate the special purpose entity associated with the operating lease, resulting in our recording the properties at approximately $44.6 million and the debt associated with the properties on our balance sheet. Alternatively, we may exercise our purchase option under the terms of the master lease agreement and purchase the properties. This action would result in our recording the properties on our balance sheet, and our cash collateral would be used to pay the purchase price of the properties.

Results of Operations—First Quarter of Fiscal 2003 Compared to First Quarter of Fiscal 2002

Net Sales:

        For the three months ended September 30, 2002, net sales of $193.0 million represented a decrease of $135.6 million, or 41%, from the same prior-year period. The decline in our sales was primarily due to lower demand for our communications products and lower average selling prices for these products, both of which were caused by the dramatic downturn in our industry. The downturn resulted in a decrease in network deployment and capital spending by telecommunications carriers, which in turn caused our customers to reduce their inventory levels. Due to the slowdown in the communications industry, revenue from our non-communications products has become more significant to our total net sales, accounting for 44% of our total net sales during the current quarter, as compared to 22% in the first quarter of fiscal 2002. Please refer to the "Operating Segment Information" section below for further discussion with respect to net sales for each of our reportable segments.

        For the three months ended September 30, 2002, our net sales included $19.6 million of contract-related cancellation payments. We recognized such revenue upon receipt of payments from our customers.

        For the three months ended September 30, 2002, Lucent Technologies ("Lucent") and Texas Instruments accounted for 11% and 10%, respectively, of our total net sales. Lucent is a customer of our Communications Products Group and Texas Instruments is a customer of our Thin Film Products Group. Excluding cancellation payments, Lucent accounted for less than 10% of our total net sales for the current quarter. For the three months ended September 30, 2001, Alcatel accounted for 14% of our total net sales. Sales to our leading customers vary significantly from quarter to quarter and we do not have the ability to predict future sales to these customers. Moreover, if the downturn in our industry continues, we expect telecommunications carriers to continue to have low levels of capital spending, which will further limit our customers, and in turn, our sales.

        Net sales to our customers outside North America represented 30% for both the three months ended September 30, 2002 and 2001.

Gross Margin:

        For the three months ended September 30, 2002, gross margin was 4% of total net sales, as compared to minus 4% for the three months ended September 30, 2001. Our gross margin improved quarter-over-quarter primarily due to the following: (i) contract-related cancellation payments of $19.6 million included in total net sales in the current quarter; (ii) consumption of previously written-down inventories that had an original cost of $19.1 million in the current quarter, as compared to $4.7 million in the same prior-year period; (iii) $18.9 million of write-downs of excess and obsolete inventories, as compared to $62.4 million in the same prior-year period; (iv) $9.2 million of depreciation in the current quarter, as compared to $25.5 million in the same prior-year period, due to the write-downs of fixed assets as a result of both our quarterly impairment reviews and the Global Realignment Program; (v) $4.0 million of charges other than restructuring associated with our Global Realignment Program in the current quarter, as compared to $26.0 million in the same prior-year period; and (vi) $2.4 million of warranty expense in the current period, as compared to $18.8 million in the same prior-year period. These favorable factors in the current quarter were partially offset by the following: (i) reductions in sales volume coupled with a continued decline in average selling prices of our products; and (ii) a lower margin product mix due to lower sales of high-margin communications components.

        Our gross margin can generally be affected by a number of factors, including, among others, product volumes, product mix, customer mix, applications mix, product demand, pricing pressures, manufacturing constraints, inventory write-downs, consumption of previously written-down inventories, warranty costs, higher costs resulting from new production facilities, product yield, stock-based compensation expenses and acquisitions of businesses that may have different margins than ours. If actual orders do not match our forecasts, we may have excess or shortfalls of some materials and components as well as excess inventory purchase commitments. Considering these factors, gross margin fluctuations are difficult to predict and there can be no assurance that we will surpass or maintain gross margin percentages at historical or projected levels in future periods.

Research and Development:

        For the three months ended September 30, 2002, research and development ("R&D") expense was $44.7 million, or 23% of total net sales, as compared to $69.2 million, or 21% of total net sales, for the three months ended September 30, 2001. The decrease in R&D spending in absolute dollar amount was primarily due to the cost savings resulting from our Global Realignment Program, which included the elimination of overlapping product development programs as well as workforce reductions. In addition, the decline in R&D expense was attributable to lower depreciation in the current quarter due to the write-downs of fixed assets as a result of both our quarterly impairment reviews and the Global Realignment Program. The decrease in R&D spending in the current quarter was partially offset by the inclusion of R&D expenses from Datacom that we acquired in December 2001. As a percentage of total net sales, the increase in R&D expense was due to our total net sales declining more rapidly than our R&D spending.

        We believe that investment in R&D is critical to attaining our strategic objectives. Despite our continued efforts to reduce expenses under the Global Realignment Program, there can be no assurance that our R&D expenses will continue to decline in future quarters. In addition, there can be no assurance that such expenditures will be successful or that improved processes or commercial products will result from these R&D projects.

Selling, General and Administrative Expense:

        For the three months ended September 30, 2002, selling, general and administrative ("SG&A") expense was $65.8 million, or 34% of total net sales, as compared to $106.3 million, or 32% of total net sales, for the three months ended September 30, 2001. The decrease in SG&A spending in absolute dollar amount was primarily due to: (i) lower personnel-related expenses as a result of workforce reductions and other cost cutting measures implemented under our Global Realignment Program; (ii) lower bad debt expenses primarily as a result of lower revenue and improved collections; and (iii) lower depreciation in the current quarter due to the write-downs of fixed assets as a result of both our quarterly impairment reviews and the Global Realignment Program. The decrease in SG&A spending in the current quarter was partially offset by the inclusion of SG&A expenses from Datacom that we acquired in December 2001 and increased depreciation due to a reduction in the estimated useful life of hardware, software and license fees as a result of plans to upgrade our current Enterprise Resource Planning software. As a percentage of total net sales, the increase in SG&A expense was due to our total net sales declining more rapidly than our SG&A spending.

        Despite our continued efforts to reduce expenses under the Global Realignment Program, there can be no assurance that our SG&A expenses will continue to decline in future quarters.

Amortization of Goodwill:

        No amortization of goodwill was recorded in the first quarter of fiscal 2003, as compared to $332.7 million in the first quarter of fiscal 2002. On July 1, 2002, we adopted SFAS No. 142, under which goodwill is no longer amortized but is reviewed for impairment annually, or more frequently if certain events or changes in circumstances indicate that the carrying value may not be recoverable. Please refer to the "Reduction of Goodwill" section below for further discussion of the impairment review on our goodwill.

Amortization of Other Purchased Intangibles:

        Amortization of purchased intangibles other than goodwill was $8.4 million in the first quarter of fiscal 2003, as compared to $110.6 million in the first quarter of fiscal 2002. The decrease in amortization was primarily due to the write-downs of the carrying amount of the purchased intangibles as a result of the impairment charges incurred in prior quarters under SFAS No. 121. Please refer to the "Reduction of Other Long-Lived Assets" section below for further discussion of the impairment charges related to our purchased intangibles.

        Amortization of purchased intangibles will continue to contribute to our net losses. However, we expect that the impact of amortization on our results of operations will decline in the future unless we make additional acquisitions. If the current unfavorable economic downturn continues to affect our operations and sales forecasts, we may determine that our remaining purchased intangibles are impaired, thereby requiring us to write down their carrying value further.

Acquired In-Process Research and Development:

        During the first quarter of fiscal 2003, we recorded charges of $0.4 million related to acquired in-process research and development ("IPR&D") resulting from our acquisition of OptronX's transceiver/transponder unit. The amount was expensed on the acquisition date because the acquired technology had not yet reached technological feasibility and had no future alternative uses. We incurred no IPR&D charges during the first quarter of fiscal 2002.

Reduction of Goodwill:

        During the three months ended September 30, 2002 and 2001, we recorded $224.4 million and $31.2 million, respectively, of impairment charges related to our goodwill.

Three Months Ended September 30, 2002:

        On July 1, 2002, we adopted SFAS No. 142, under which goodwill is reviewed for impairment annually, or more frequently if certain events or changes in circumstances indicate that the carrying value may not be recoverable. In addition, we were required to perform a transitional impairment review related to the carrying value of goodwill as of July 1, 2002. During the first quarter of fiscal 2003, we completed the transitional impairment review related to the carrying value of goodwill as of July 1, 2002 and determined that there was no impairment beyond amounts previously recorded as of that date.

        As part of our review of financial results, we noted indicators that the carrying value of our goodwill related to three reporting units (Active Components Products, Optical Layer Products and Transmission Products) within the Communications Products Group may not be recoverable and performed an additional impairment review of our goodwill during the first quarter of fiscal 2003. The assessments were performed because of the prolonged economic downturn affecting our operations and revenue forecasts. As we determined that the continued decline in market conditions within our industry was significant and prolonged, we evaluated the recoverability of our goodwill in accordance with SFAS No. 142.

        We have performed the first step of the interim SFAS No. 142 analysis, consisting of a comparison of the fair value of the reporting units with their carrying amount, including the goodwill allocated to each reporting unit. The fair value of the reporting units was determined based on a combination of the Income Approach, which estimates the fair value based on the future discounted cash flows, and Market Approach, which estimates the fair value based on comparable market prices. Under the Income Approach, we assumed a cash flow period of 5 years, long-term annual growth rates of minus 54% to 33%, a discount rate of 12.5% and terminal value growth rates of 5% to 7%. Based on the first step analysis, we determined that the carrying amount of three reporting units within the Communications Products Group was in excess of their fair value. As such, we are required to perform the second step analysis on the three reporting units that have failed the first step test to determine the amount of the impairment loss. The second step analysis consists of comparing the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill for each of the three reporting units, with an impairment charge resulting from any excess of the carrying value of the reporting unit goodwill over the implied fair value of the reporting unit goodwill.

        As of the filing of this Quarterly Report on Form 10-Q, we have not completed the second step analysis due to the complexities involved in determining the implied fair value of the goodwill of each reporting unit. However, we determined that an impairment loss was probable and could be reasonably estimated. Therefore, as permitted by SFAS No. 142, we recorded an estimated impairment charge of $224.4 million to reduce the carrying value of our goodwill. Upon completion of the measurement of the actual impairment charge in the second quarter of fiscal 2003, we will record an adjustment, if necessary, to increase or decrease the estimated impairment charge. The actual amount of the impairment charge could differ materially from the estimated charge.

        If the current unfavorable economic downturn continues to affect our operations and sales forecasts, we may determine that our remaining goodwill is impaired, thereby requiring us to write down their carrying value further. As of September 30, 2002, the carrying value of our goodwill was $121.5 million.

Three Months Ended September 30, 2001:

        As a result of the Phase 2 restructuring activities in the first quarter of fiscal 2002, we restructured certain of our businesses and realigned our operations to focus on certain markets and core opportunities. In the process, we abandoned certain redundant products and product platforms and reduced our workforce that had been valued in previous acquisitions. In accordance with SFAS No. 121, we wrote down the related intangible assets to their fair value, which was deemed to be $0, and recorded total charges of $31.2 million related to goodwill.

Reduction of Other Purchased Intangibles:

        For the three months ended September 30, 2002 and 2001, we recorded $154.6 million and $10.8 million, respectively, of reductions of other long-lived assets, excluding asset write-downs associated with the Global Realignment Program (please refer to the "Global Realignment Program Charges" section below for further discussion). The following table summarizes the components of the reductions of other long-lived assets (in millions):

	Three Months Ended,
	September 30, 2002	September 30, 2001
Assets held and used:
Purchased intangibles (other than goodwill)	$68.6	$10.8
Property, plant and equipment	79.1	—
Assets held for sale:
Property and equipment	6.9	—

Total reductions of other long-lived assets	$154.6	$10.8

        Total reductions of other long-lived assets for both periods were primarily related to business units within our Communications Products Group.

Three Months Ended September 30, 2002:

Assets Held and Used:

        As part of our quarterly review of financial results, we evaluated the carrying value of our long-lived assets, including purchased intangibles recorded in connection with our various acquisitions and property, plant and equipment. The assessments were performed pursuant to SFAS No. 144 because of the prolonged economic downturn affecting our operations and revenue forecasts. As a result, our projected future revenue and cash flows for certain of our asset groupings were revised downward in the first quarter of fiscal 2003. Therefore, we recorded charges to reduce our purchased intangibles and other long-lived assets based on the amounts by which the carrying amounts of these assets exceeded their fair value. For purchased intangibles, fair value was determined based on discounted future cash flows for the operating entities that had separately identifiable cash flows. For tangible fixed assets, we valued these assets that were subject to impairment using specific appraisals.

        The following table summarizes the write-downs of purchased intangibles and property, plant and equipment by acquisition:

	Purchased Intangibles	Property, Plant and Equipment
Datacom	$39.1	$15.6
Epitaxx	19.9	26.3
SDL	—	24.3
Scion	8.9	12.9
Other	0.7	—

Total	$68.6	$79.1

Assets Held for Sale:

        During the first quarter of fiscal 2002, we announced an agreement to sell the majority of the assets of Cronos to MEMSCAP, a supplier of optical micro-electro-mechanical system solutions. We completed the sale subsequent to the first quarter of fiscal 2003 (please refer to "Note 17. Subsequent Events" of Notes to Condensed Consolidated Financial Statements for further discussion). In accordance with SFAS No. 144, we were required to measure these assets held for sale, consisting primarily of property and equipment, at the lower of their carrying amount or fair value less cost to sell. The following table summarizes the impairment charge recognized in connection with these assets held for sale in the first quarter of fiscal 2003:

Fair value of assets held for sale based on the consideration to be received	$3.5
Less: carrying value of property and equipment	(10.1)

Total impairment charge	$(6.6)

        Subsequent to the first quarter of fiscal 2003, we announced an agreement to sell SIFAM to SIFAM Fibre Optics Limited (please refer to "Note 17. Subsequent Events" of Notes to Condensed Consolidated Financial Statements for further discussion). In accordance with SFAS No. 144, we measured the assets held for sale, consisting of property and equipment, at the lower of their carrying amount or fair value less cost to sell as of September 30, 2002. The following table summarizes the impairment charge recognized in connection with these assets held for sale in the first quarter of fiscal 2003:

Fair value of assets held for sale based on the consideration to be received	$0.3
Less: carrying value of property and equipment	(0.6)

Total impairment charge	$(0.3)

Three Months Ended September 30, 2001:

        As a result of the Phase 2 restructuring activities in the first quarter of fiscal 2002, we restructured certain of our businesses and realigned our operations to focus on certain markets and core opportunities. In the process, we abandoned certain redundant products and product platforms and reduced our workforce that had been valued in previous acquisitions. In accordance with SFAS No. 121, we wrote down the related intangible assets to their fair value, which was deemed to be $0, and recorded total charges of $10.8 million related to purchased intangibles.

Global Realignment Program Charges:

Overview:

        In April 2001, we initiated the Global Realignment Program, under which we began restructuring our business in response to the economic downturn. Through the end of the first quarter of fiscal 2003, we implemented four phases of restructuring activities and recorded restructuring charges and charges other than restructuring related to the Global Realignment Program. These charges are summarized as follows (in millions):

Restructuring charges:
Fiscal 2001:
Phase 1 restructuring activities	$264.3
Fiscal 2002:
Phase 2 restructuring activities	243.0
Phase 3 restructuring activities	42.0
Adjustments and cash proceeds received	(25.0)
Fiscal 2003—first quarter:
Phase 4 restructuring activities	27.7
Adjustments and cash proceeds received	(4.7)

Total restructuring charges	547.3
Charges other than restructuring:
Fiscal 2001	236.5
Fiscal 2002	182.7
Fiscal 2003—first quarter	12.1

Total other charges	431.3
Total Global Realignment Program charges through September 30, 2002	$978.6

        Under the Global Realignment Program, we are consolidating and reducing our manufacturing, research and development, sales and administrative facilities in North America, Europe and Asia-Pacific. The total number of sites closed or scheduled for closure is 27. Based on the decisions made through the end of the first quarter of fiscal 2003, we will reduce our total workforce by approximately 17,600 employees. As of September 30, 2002, 16,500 employees have been terminated.

        Activities associated with the Global Realignment Program from inception through the end of the first quarter of fiscal 2003 are discussed in further detail below.

Phase 1 Restructuring Activities:

        We implemented our Phase 1 restructuring activities during the fourth quarter of fiscal 2001. The following table summarizes our Phase 1 restructuring charges from inception through the end of the first quarter of fiscal 2003 (in millions):

	Workforce Reduction	Facilities and Equipment	Lease Commitments	Total
Initial restructuring charges—Phase 1	$79.1	$122.2	$63.0	$264.3
Cash payments	(24.9)	—	(0.9)	(25.8)
Non-cash charges	(11.1)	(122.2)	—	(133.3)

Accrual balance as of June 30, 2001	43.1	—	62.1	105.2
Cash payments	(31.3)	—	(17.0)	(48.3)
Adjustments	(10.5)	5.1	0.7	(4.7)
Cash proceeds in excess of salvage value	—	(2.4)	—	(2.4)
Non-cash charges	—	(2.7)	—	(2.7)

Balance as of June 30, 2002	1.3	—	45.8	47.1
Cash payments	(0.1)	—	(2.1)	(2.2)
Cash proceeds in excess of salvage value	—	(0.6)	—	(0.6)
Non-cash charges	—	0.6	—	0.6

Accrual balance as of September 30, 2002	$1.2	$—	$43.7	$44.9

        In connection with the Phase 1 restructuring activities, management with the appropriate level of authority approved and committed us to plans to close 9 sites, vacate buildings at the closed sites as well as at other continuing operations, and reduce our workforce by approximately 8,800 employees. These sites were located in Asheville, North Carolina; Bracknell, United Kingdom; Freehold, New Jersey; Hillend, United Kingdom; Oxford, United Kingdom; Richardson, Texas; Rochester, New York; Shunde, China; and Taipei, Taiwan.

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

        Approximately 8,100 employees were engaged in manufacturing, 200 in research and development, and 500 in selling, general and administrative functions. Approximately 7,100 employees were located in North America, 900 in Europe, and 800 in Asia-Pacific. We have substantially completed our Phase 1 workforce reduction during the fourth quarter of fiscal 2002. The remaining accrual balance reflects severance and benefit payments to certain terminated employees.

Facilities and Equipment and Lease Commitments:

        During the fourth quarter of fiscal 2001, property and equipment that were disposed of or removed from operations resulted in a charge of $122.2 million, of which $89.3 million was related to the Communications Products Group, $29.4 million was related to the Thin Film Products Group and $3.5 million was related to the "All Other" category for segment reporting purposes (see Note 14). The property and equipment write-downs consisted primarily of owned buildings, leasehold improvements, computer equipment and related software, production and engineering equipment, and office equipment, furniture and fixtures. During fiscal 2002, we recorded total adjustments of $5.1 million primarily due to additional declines in the fair market value of owned buildings held for disposal. In addition, during fiscal 2002 and the first quarter of fiscal 2003, we received $2.4 million and $0.6 million, respectively, of cash proceeds in excess of the estimated salvage value of certain restructured assets sold.

        We have substantially completed the disposal of our restructured assets through auctions, donations and scrapping of the assets. The remaining assets are primarily owned buildings that could not be sold within 12 months as was previously expected. The market conditions in the cities where these buildings are located, Plymouth, United Kingdom and Taipei, Taiwan, have continued to weaken during fiscal 2002. This was exacerbated with the continued economic downturn in the communications industry. We currently anticipate disposing of these assets within the next 3 to 9 months.

        During the fourth quarter of fiscal 2001, we incurred charges of $63.0 million for exiting and terminating leases primarily related to excess or closed facilities with planned exit dates. We estimated the cost of exiting and terminating the facility leases based on the contractual terms of the agreements and real estate market conditions. During fiscal 2002, we recorded a net increase of $0.7 million to the accrual balance. This adjustment consisted of an increase of $8.4 million due to changes in real estate market conditions, which resulted in changes regarding estimated vacancy periods and sublease income, offset by a decrease of $7.7 million as a result of negotiating subleases and termination agreements. We anticipate that it will take approximately 2 to 51 months to sublease the remaining various vacated properties. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2018.

Phase 2 Restructuring Activities:

        We implemented our Phase 2 restructuring activities during the first quarter of fiscal 2002. The following table summarizes our Phase 2 restructuring charges from inception through the end of the first quarter of fiscal 2003 (in millions):

	Workforce Reduction	Facilities and Equipment	Lease Commitments	Total
Initial restructuring charges—Phase 2	$55.8	$141.3	$45.9	$243.0
Cash payments	(47.2)	—	(13.6)	(60.8)
Adjustments	(5.0)	(2.9)	(6.8)	(14.7)
Cash received in excess of salvage value	—	(3.2)	—	(3.2)
Non-cash charges	—	(135.2)	—	(135.2)

Accrual balance as of June 30, 2002	3.6	—	25.5	29.1
Cash payments	(1.5)	—	(1.2)	(2.7)
Adjustments	(1.9)	—	(0.6)	(2.5)
Cash received in excess of salvage value	—	(1.6)	—	(1.6)
Non-cash charges	—	1.6	—	1.6

Accrual balance as of September 30, 2002	$0.2	$—	$23.7	$23.9

        In connection with the Phase 2 restructuring activities, management with the appropriate level of authority approved and committed us to plans to close 8 sites, vacate buildings at the closed sites as well as at other continuing operations, and reduce our workforce by approximately 5,300 employees. These sites were located in Arnhem, Netherlands; Gloucester, Massachusetts; Manteca, California; Plymouth, United Kingdom; Victoria, British Columbia; Witham, United Kingdom; and two sites in Ottawa, Ontario.

Workforce Reduction:

        During the first quarter of fiscal 2002, we recorded total charges of $55.8 million primarily related to severance and fringe benefits associated with the reduction of approximately 5,300 employees.

During fiscal 2002 and the first quarter of fiscal 2003, we recorded a decrease of $5.0 million and $1.9 million, respectively, to the accrual balance, as the actual amounts paid for such charges were lower than originally estimated.

        Approximately 4,400 employees were engaged in manufacturing, 400 in research and development, and 500 in selling, general and administrative functions. Approximately 4,950 employees were located in North America, 300 in Europe, and 50 in Asia-Pacific. We completed our Phase 2 workforce reduction during the first quarter of fiscal 2003. The remaining accrual balance reflects ongoing severance and benefit payments to the terminated employees.

Facilities and Equipment and Lease Commitments:

        During the first quarter of fiscal 2002, property and equipment that were disposed of or removed from operations resulted in total charges of $141.3 million, of which $129.5 million was related to the Communications Products Group and $11.8 million was related to the Thin Film Products Group. The property and equipment write-downs consisted primarily of leasehold improvements, computer equipment and related software, production and engineering equipment, and office equipment, furniture and fixtures. During fiscal 2002, we recorded total adjustments of $2.9 million as a result of differences between the actual and estimated net book value of assets written down. In addition, during fiscal 2002 and the first quarter of fiscal 2003, we received approximately $3.2 million and $1.6 million, respectively, of cash proceeds in excess of the estimated salvage value of certain restructured assets sold. We have substantially completed our disposal of the restructured assets.

        During the first quarter of fiscal 2002, we accrued total charges of $45.9 million for exiting and terminating leases primarily related to excess or closed facilities with planned exit dates. We estimated the cost of exiting and terminating the facility leases based on the contractual terms of the agreements and real estate market conditions. During fiscal 2002, we recorded a net decrease of $6.8 million to the accrual balance. This adjustment consisted of a decrease of $7.4 million due to changes in real estate market conditions, which resulted in changes regarding estimated vacancy periods and sublease income, offset by an increase of $0.6 million as a result of negotiating subleases and termination agreements. During the first quarter of fiscal 2003, we made a decision to re-occupy and put back into operations approximately half of a building that had previously been vacated under the restructuring plan and recorded a reduction of $0.6 million to the accrued lease charges. We anticipate that it will take approximately 9 to 32 months to sublease the remaining various vacated properties. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2011.

Phase 3 Restructuring Activities:

        We implemented our Phase 3 restructuring activities during the fourth quarter of fiscal 2002. The following table summarizes our Phase 3 restructuring charges from inception through the end of the first quarter of fiscal 2003 (in millions):

	Workforce Reduction	Facilities and Equipment	Lease Commitments	Total
Initial restructuring charges—Phase 3	$26.7	$10.4	$4.9	$42.0
Cash payments	(12.0)	—	—	(12.0)
Non-cash charges	—	(10.4)	—	(10.4)

Accrual balance as of June 30, 2002	14.7	—	4.9	19.6
Cash payments	(4.1)	—	—	(4.1)

Accrual balance as of September 30, 2002	$10.6	$—	$4.9	$15.5

        In connection with the Phase 3 restructuring activities, management with the appropriate level of authority approved and committed us to plans to close 7 sites, vacate buildings at the closed sites and reduce our workforce by approximately 1,600 employees. These sites were located in Columbus, Ohio; Eatontown, New Jersey; San Jose, California; Sydney, Australia; Toronto, Ontario; Torquay, United Kingdom; and Waghaeusel-Kirrlach, Germany. Implementation of plans relative to the sites located in Torquay, United Kingdom and Waghaeusel-Kirrlach, Germany are subject to consultation with employee representatives under applicable laws. The operations located in the San Jose, California site are related to the Company's Commercial Laser unit and are scheduled to be moved to a new location in Santa Rosa, California. Portions of the operations at the Eatontown, New Jersey site are to be relocated.

Workforce Reduction:

        During the fourth quarter of fiscal 2002, we recorded total charges of $26.7 million primarily related to severance and fringe benefits associated with the reduction of approximately 1,600 employees. Approximately 1,100 employees were engaged in manufacturing, 300 in research and development, and 200 in selling, general and administrative functions. Approximately 1,200 employees were located in North America, 200 in Europe and 200 in Asia-Pacific. As of September 30, 2002, approximately 1,050 employees have been terminated. We expect to complete our Phase 3 workforce reduction by the end of the fourth quarter of fiscal 2003.

Facilities and Equipment and Lease Commitments:

        During the fourth quarter of fiscal 2002, property and equipment that were disposed of or removed from operations resulted in total charges of $10.4 million related to the Communications Products Group. The property and equipment write-downs consisted primarily of leasehold improvements, computer equipment and related software, production and engineering equipment, and office equipment, furniture and fixtures. We expect to complete the disposal of property and equipment by the end of the fourth quarter of fiscal 2003.

        During the fourth quarter of fiscal 2002, we accrued total charges of $4.9 million for exiting and terminating leases primarily related to excess or closed facilities with planned exit dates. We estimated the cost of exiting and terminating the facility leases based on the contractual terms of the agreements and real estate market conditions. We anticipate that it will take approximately 2 to 51 months to sublease the remaining various vacated properties. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2009.

Phase 4 Restructuring Activities:

        We implemented our Phase 4 restructuring activities during the first quarter of fiscal 2003. The following table summarizes our Phase 4 restructuring charges from inception through the end of the first quarter of fiscal 2003 (in millions):

	Workforce Reduction	Lease Commitments	Total
Initial restructuring charges—Phase 4	$20.5	$7.2	$27.7
Cash payments	(5.8)	—	(5.8)

Accrual balance as of September 30, 2002	$14.7	$7.2	$21.9

        In connection with the Phase 4 restructuring activities, management with the appropriate level of authority approved and committed us to plans to close two sites, vacate buildings at the closed sites as well as at other continuing operations and reduce our workforce by approximately 1,150 employees. The closed sites were located in Raleigh, North Carolina and San Jose, California. The Raleigh, North Carolina site is related to the Cronos operations, which have been sold to MEMSCAP (please refer to

"Note 17. Subsequent Events" of Notes to Condensed Consolidated Financial Statements for further discussion). The San Jose, California site is related to the E-TEK operations, which will be relocated to our sites located in West Trenton, New Jersey and Shenzhen, China. Our San Jose headquarters will continue to occupy a portion of the E-TEK site.

        Workforce Reduction:

        During the first quarter of fiscal 2003, we recorded total charges of $20.5 million primarily related to severance and fringe benefits associated with the reduction of approximately 1,150 employees. Approximately 800 employees were engaged in manufacturing, 250 in research and development, and 100 in selling, general and administrative functions. All employees were located in North America. As of September 30, 2002, approximately 600 employees have been terminated. We expect to complete our Phase 4 workforce reduction by the end of the first quarter of fiscal 2004.

        Lease Commitments:

        During the first quarter of fiscal 2003, we accrued total charges of $7.2 million for exiting and terminating leases primarily related to excess or closed facilities with planned exit dates. We estimated the cost of exiting and terminating the facility leases based on the contractual terms of the agreements and real estate market conditions. We anticipate that it will take approximately 11 to 18 months to sublease the remaining various vacated properties. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2016.

Charges Other Than Restructuring:

        In addition to the restructuring charges recorded under the Phases 1 through 4 restructuring activities, we incurred total other charges of $431.3 million related to the Global Realignment Program. Details of these charges were as follows (in millions):

		Years Ended
	Three Months Ended September 30, 2002	June 30, 2002	June 30, 2001
Additional charges resulting from a change in estimated useful life of property and equipment	$13.5	$164.7	$6.4
Write-down of inventories	—	—	173.5
Purchase commitments and other obligations	(5.3)	(7.4)	55.6
Workforce reduction	3.0	12.3	0.2
Lease commitments	—	6.4	—
Moving and other costs	0.9	6.7	0.8

Total other charges	$12.1	$182.7	$236.5

        During fiscal 2002 and 2001, we recorded $164.7 million and $6.4 million, respectively, of additional charges resulting from a change in the estimated useful life of property and equipment. During the first quarter of fiscal 2003, these charges totaled $13.5 million. Total amount recorded in fiscal 2002 and in the first quarter of fiscal 2003 was net of $3.8 million and $1.0 million, respectively, of cash proceeds in excess of the estimated salvage value of certain assets sold. These charges include additional depreciation from a change in the estimated useful life and the write-downs on property and equipment that were identified for disposal but remained in use until the date of disposal.

        During fiscal 2001, we recorded inventory write-downs, purchase commitments and other obligations of $229.1 million resulting from product consolidations and discontinuations in connection with the Global Realignment Program. We recorded adjustments of $7.4 million and $5.3 million in fiscal 2002 and in the first quarter of fiscal 2003, respectively, to the accrual balance, as the actual cash payments paid to settle the commitments and other obligations were lower than originally estimated.

        During fiscal 2002 and 2001, we recorded workforce reduction charges of $12.3 million and $0.2 million, respectively, which included payments for severance and fringe benefits that were not associated with a formal plan of termination, retention bonuses and employee relocation costs. During the first quarter of fiscal 2003, we recorded workforce reduction charges of $3.0 million primarily related to retention bonuses. The severance and fringe benefits charges were incurred as a result of the reduction of approximately 750 employees, consisting of approximately 600 in manufacturing, 50 in research and development, and 100 in selling, general and administrative functions. Approximately 150 employees were located in North America, 100 in Europe and 500 in Asia-Pacific. As of September 30, 2002, all 750 employees have been terminated and severance and benefit payments related to these employees have been paid in full.

        During fiscal 2002, we announced the closure of one site at Piscataway, New Jersey. Lease commitments of $6.4 million were primarily related to exiting and terminating building leases at this site and other continuing operations. We estimated the cost of exiting and terminating the facility leases based on the contractual terms of the agreements and the real estate market conditions. We anticipate that it will take approximately 9 to 51 months to sublease the vacated properties. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2011.

        During fiscal 2002 and 2001, we incurred moving and other costs of $6.7 million and $0.8 million, respectively, related to the physical relocation of certain facilities and equipment from buildings that we have disposed of or planned to dispose of. During the first quarter of fiscal 2003, these costs totaled $0.9 million.

        Charges other than restructuring were recorded in our Condensed Consolidated Statements of Operations as follows (in millions):

		Years Ended
	Three Months Ended September 30, 2002	June 30, 2002	June 30, 2001
Cost of sales	$4.0	$124.6	$220.7
Research and development	0.4	8.2	2.9
Selling, general and administrative	7.7	49.9	12.9

Total other charges	$12.1	$182.7	$236.5

        As of September 30, 2002, the accrual balance related to these charges was $12.4 million, consisting primarily of purchase commitments. The accrual balance was included in "Other current liabilities" in our Condensed Consolidated Balance Sheet.

Recommissioning of Assets:

        Since the beginning of 2001, the communications industry has experienced a dramatic downturn and has remained very volatile. In April 2001, we implemented our Global Realignment Program based on the best information available at the time. Management with the appropriate level of authority approved and committed us to execute the Global Realignment Program. As we continued to execute our restructuring plans to realign our operations and consolidate the facilities, we recommissioned certain property and equipment during the fourth quarter of fiscal 2002 that had previously been removed from operations and fully depreciated or written down under the Global Realignment Program. These assets were placed back into service due to the following reasons: (i) unanticipated changes in the industry and customer demand for certain product lines, (ii) impact of unforeseen warranty obligations, and (iii) changes in initial estimates. The total net book value of the recommissioned property and equipment at the time of the write-downs was $27.7 million, of which $15.9 million was related to the Communications Products Group, $10.7 million was related to the Thin Film Products Group and $1.1 million was related to the "All Other" category for segment reporting purposes (see Note 14). The recommissioned property and equipment were put back into use with a carrying value of $0 during the fourth quarter of fiscal 2002. Based on the dates these assets were placed back into service and taking into consideration the potential impact of the impairment loss on these assets under SFAS No. 121, we would have incurred additional depreciation expense of approximately $1.2 million in the first quarter of fiscal 2003.

Interest and Other Income, Net:

        Net interest and other income was $12.9 million for the three months ended September 30, 2002, as compared to $15.1 million for the three months ended September 30, 2001. The decrease was primarily attributable to a decline in interest income as a result of lower average daily cash and investment balances and lower interest rates.

Gain on Sale of Investments:

        For the three months ended March 31, 2002, we realized a gain of $1.5 million on sales of certain fixed income securities.

Reduction in Fair Value of Investments:

        We recorded $19.1 million of reductions in fair value of our investment in Adept Technology ("Adept") during the first quarter of fiscal 2003, as we determined that the decline in fair value was other-than-temporary. During the first quarter of fiscal 2002, we recorded $106.5 million of other-than-temporary reductions in fair value of certain available-for-sale investments, primarily consisting of our investment in Nortel Networks ("Nortel"), and other non-marketable equity investments.

        During the first quarter of fiscal 2003, we recorded an unrealized loss of $24.7 million related to our Nortel investment and included it under "Accumulated other comprehensive loss" in the Condensed Consolidated Balance Sheet. Should the fair value of our Nortel or other investments decline or not recover in future periods, we may be required to record additional impairment charges if the decline is determined to be other-than-temporary.

Loss on Equity Method Investments:

        We recorded $2.5 million of losses during the first quarter of fiscal 2003, which was related to our pro rata share of the net losses in the Photonics Fund and other equity method investments. During the first quarter of fiscal 2002, we recorded $19.3 million of losses related to our equity method investments. This included: (i) $13.9 million related to the write-down of the carrying value of our investment in ADVA due to an other-than-temporary decline in its fair value; (ii) $0.7 million of amortization related to the difference between the cost of the investment and the underlying equity in the net assets of ADVA; and (iii) $4.7 million related to our pro rata share of the net losses in ADVA, the Photonics Fund and other equity method investments.

        Our investment in ADVA has been reduced to $0 since the second quarter of fiscal 2002, and no further pro rata share of ADVA's net losses was recorded thereafter as we had no future commitment to provide additional funding to ADVA. Should ADVA report net income in future periods, we will resume applying the equity method after our pro rata share of ADVA's net income exceeds our pro rata share of ADVA's net losses not recognized during the periods the equity method was suspended.

Income Tax Expense:

        We did not record an income tax provision or benefit for the three months ended September 30, 2002, as compared to a tax provision of $195.2 million for the three months ended September 30, 2001. The expected tax benefit that would be calculated by applying the federal statutory rate to the loss before income taxes for the three months ended September 30, 2002 was primarily offset by increases in the valuation allowance for deferred tax assets. Due to the continuing economic uncertainty in the industry, we have recorded net deferred tax assets as of September 30, 2002 only to the extent of offsetting deferred tax liabilities or recoverable income taxes.

        The tax provision recorded for the three months ended September 30, 2001 differs from the expected tax benefit that would be calculated by applying the federal statutory rate to the loss before income taxes primarily due to the net effect of non-deductible acquisition-related charges, write-offs of deferred tax assets recorded in prior business combinations relating to assumed employee stock options that either expired unexercised or were exercised during the quarter when the market value of the underlying stock was less than the previously recorded value at the business combination date, increases in the valuation allowance for domestic deferred tax assets recorded in prior periods due to reductions in our forecasts of future domestic taxable income and the elimination of deferred tax liabilities recorded in prior business combinations.

Operating Segment Information:

        Communications Products Group.    For the three months ended September 30, 2002, net sales of $109.0 million represented a decrease of $146.5 million, or 57%, from the same prior-year period. The decline in our sales was primarily due to lower demand for our communications products and lower average selling prices caused by the dramatic downturn in our industry, which resulted in a decrease in network deployment and capital spending by telecommunications carriers. Operating loss as a percentage of net sales was 78% during the current quarter, as compared to an operating loss of 123% of net sales for the same prior-year period. Operating results improved in the first quarter of fiscal 2003 as compared to the first quarter of fiscal 2002 due to factors including cancellation revenue received, higher consumption of previously written-down inventories, lower write-downs of inventories, lower warranty expenses, lower restructuring and other charges and cost savings realized from the implementation of our Global Realignment Program. These favorable factors were partially offset by the continued decline in average selling prices of our products as discussed above, reductions in sales volume, and a lower margin product mix due to lower sales of high-margin components.

        Thin Film Products Group.    For the three months ended September 30, 2002, net sales were $84.0 million, an increase of $12.9 million, or 18%, from the same prior-year period. The increase in net sales was primarily attributable to strong demand for our thin film products for display and security markets. Operating income as a percentage of net sales was 11% during the current quarter, as compared to an operating loss of 36% of net sales for the same prior-year period. Operating results improved in the first quarter of fiscal 2003 as compared to the first quarter of fiscal 2002 due to factors including higher consumption of previously write-downs of inventories, lower write-downs of inventories, lower restructuring and other charges and cost savings realized from the implementation of our Global Realignment Program.

Liquidity and Capital Resources

        As of September 30, 2002, we had a combined balance of cash, cash equivalents and short-term investments of $1,356.8 million, a decrease of $93.6 million from June 30, 2002. Our total debt outstanding was $2.8 million.

        Operating activities used $56.4 million in cash during the three months ended September 30, 2002, primarily resulting from our net loss adjusted for: (i) non-cash accounting charges for depreciation and amortization, stock-based compensation expense, reductions of goodwill and other long-lived assets, non-cash restructuring costs associated with our Global Realignment Program, reductions in fair value of investments and losses on our equity method investments; and (ii) a decrease in accounts receivable. These items were partially offset by a decrease in our accounts payable and other liabilities. Our operating cash flows were favorably affected by $10.8 million in tax refunds received in the first quarter of fiscal 2003.

        Accounts receivable were lower during the three months ended September 30, 2002 due to a decline in net sales and improved collections. Days sales outstanding in accounts receivable decreased to 52 days at September 30, 2002 from 55 days at June 30, 2002.

        Cash used by investing activities was $125.3 million during the three months ended September 30, 2002, primarily resulting from the following: (i) $106.7 million used for the purchases of investments, net of sales; (ii) $4.5 million used for the acquisition of businesses, net of cash acquired; and (iii) capital expenditures of $18.1 million used for facilities expansion that had begun in prior periods and capital equipment.

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

        Our financing activities for the three months ended September 30, 2002 provided cash of $8.5 million. The exercise of stock options and the sale of common stock through our employee stock purchase plans provided $9.0 million in cash, offset by the repayment of $0.5 million in debt.

        As of September 30, 2002, we had one master lease agreement with a special purpose entity (the "Lessor"), managed and administered by a trustee, for the development of manufacturing, research and development and administrative facilities in Melbourne, Florida and Raleigh, North Carolina. Under a related credit agreement, a group of financial institutions has committed to fund the Lessor a maximum of $59.6 million to develop the projects. As of September 30, 2002, $42.3 million has been drawn and no further withdrawal is permitted as the funding period has expired in accordance with the lease agreement. The lease has an initial term of five years, which began on August 4, 2000, and we have an option to renew the lease for two additional terms of one year each, subject to certain conditions. At any time prior to the expiration date of the lease, we may, at our option, purchase the properties from the Lessor for $44.6 million (the "Termination Value"), representing the principal balance of the loan and capitalized interest. If we elect not to purchase the properties, we may exercise our option to sell them to a third party at market value within 180 days before the end of the lease term. Under the sale option, we keep any sale proceeds in excess of the Termination Value. If the sale proceeds are below the Termination Value, we are obligated to make up the shortfall up to approximately $37.5 million. Neither the real estate assets nor the debt associated with the development of the projects was included on our Condensed Consolidated Balance Sheets.

        If we consolidated this operating lease at the beginning of the first quarter of fiscal 2003, the impact on our Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Operations would be as follows:

  Condensed Consolidated Balance Sheet:

Accounts	As of September 30, 2002
Property, plant and equipment, net	increase by $44.6 million, less $0.2 million of accumulated depreciation
Other non-current liabilities(1)	increase by $44.6 million

(1)
Other non-current liabilities relate to the debt obligations.

  Condensed Consolidated Statement of Operations:

Accounts	Three Months Ended September 30, 2002
Selling, general and administrative:
depreciation	increase by $0.2 million
rent expense(1)	decrease by $0.1 million
Interest and other income, net:
interest expense(1)	increase by $0.1 million

(1)
Rent expense, which consists of interest-only payment based on a variable London Interbank Offer Rate ("LIBOR"), would be classified as interest expense in the Condensed Consolidated Statement of Operations as a result of the consolidation.

        As of September 30, 2002, we restricted $46.9 million of our short-term investments as collateral for specified obligations of the Lessor under the lease. These investment securities are restricted as to withdrawal and are managed by third parties subject to certain limitations under our investment policy. In addition, we must maintain a minimum consolidated tangible net worth, as defined, of $500.0 million.

        With the exception of the operating lease commitments as discussed above, we do not engage in other off-balance sheet arrangements with unconsolidated entities or related parties.

        We expect to use approximately $250 to $300 million in cash in fiscal 2003, exclusive of acquisitions, if any, made during the year. We believe that our existing cash balances and investments will be sufficient to meet our liquidity and capital spending requirements at least through the next 12 months. However, possible investments in or acquisitions of complementary businesses, products or technologies may require the use of additional cash or financing prior to such time. Moreover, due to the industry downturn and the implementation of our Global Realignment Program, we have in recent periods consumed, and we expect to continue to consume, portions of our cash reserves to fund our operations. The amounts consumed to date, together with the amounts currently anticipated to be spent, are not expected to materially impair our financial condition. However, if the current economic downturn remains protracted, we may need to expend additional, currently unanticipated, cash reserves to fund our operations. Our liquidity could be negatively affected by a continued decline in demand for our products, which are subject to rapid technological changes, or a reduction of capital expenditures by telecommunications carriers as a result of the economic downturn or other factors. There can be no assurance that additional debt or equity financing would be available if so required or, if available, could be secured on terms satisfactory to us.

Status of Acquired In-Process Research and Development Projects

        We periodically review the stage of completion and likelihood of success of each of the IPR&D projects. The current status of the IPR&D projects for our significant acquisitions during fiscal 2002 and 2001 is as follows:

Scion:

        The products under development at the time of acquisition were comprised of advanced integrated waveguide devices. We have incurred post-acquisition costs of $0.7 million to date and estimate that an additional investment of approximately $0.2 million in research and development over the next 3 months will be required to complete the IPR&D. The nature of the efforts required to develop the purchased IPR&D into commercially viable products principally relates to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements. The differences between the actual outcome noted above and the assumptions used in the original valuation of the technology are not expected to have a significant impact on our results of operations and financial position.

Datacom:

        The products under development at the time of acquisition included: (i) 10 gigabit 1310nm xenpak transceivers; (ii) small form factor fiber channel with digital optical monitoring and optical carrier; (iii) 10 gigabit 1310nm xenpak transceivers with digital optical monitoring / fiber channel; (iv) 10 gigabit 850nm xenpak transceivers; and (v) 10 gigabit 850nm XGP. We have incurred post-acquisition costs of $8.9 million to date and estimate that an additional investment of approximately $0.2 million in research and development over the next 6 months will be required to complete the IPR&D. Due to the uncertainty of market conditions, the 10 gigabit 1310nm xenpak transceivers with digital optical monitoring / fiber channel project, the 10 gigabit 850nm xenpak transceivers and the 10 gigabit 850nm XGP projects were terminated. The nature of the efforts required to develop the IPR&D into commercially viable products principally relates to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements. The differences between the actual outcome noted above and the assumptions used in the original valuation of the technology are not expected to have a significant impact on our results of operations and financial position.

SDL:

        The products under development at the time of acquisition included: (i) pump laser chips; (ii) pump laser modules; (iii) Raman chips and amplifiers; (iv) external modulators and drivers; and (v) industrial laser products. The pump laser chips, industrial laser and Raman amplifier products have been completed at a cost consistent with our expectations. The external modulators and driver projects have been terminated at SDL and transferred to another division within the Company. The pump laser modules and Raman pumps are expected to be completed by the second quarter of fiscal 2003. We have incurred post-acquisition costs of $37.3 million through the end of fiscal 2002 with estimated costs to complete of $0.6 million. The differences between the actual outcome noted above and the assumptions used in the original valuation of the technology are not expected to have a significant impact on our results of operations and financial position.

Epion:

        The products under development at the time of acquisition included Gas Cluster Ion Beam technology used for atomic scale surface smoothing and cleaning where surface or film quality is of great importance. We have incurred post-acquisition costs of $4.6 million to date and estimate that a total investment of approximately $2.3 million in research and development over the next 10 months will be required to complete the IPR&D. The nature of the efforts required to develop the IPR&D into commercially viable products principally relates to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements. The differences between the actual outcome noted above and the assumptions used in the original valuation of the technology are not expected to have a significant impact on our results of operations and financial position.

Risk Factors

The current economic downturn has significantly harmed and may continue to significantly harm our customers' and our businesses

Our overall sales are declining, we are not currently profitable, and we have difficulty predicting future operating results

        As a result of current unfavorable economic and market conditions, particularly in the communications sector, our overall sales are declining, we are not currently profitable, and we are unable to predict future overall sales accurately or to provide long-term guidance for future financial performance. The conditions contributing to this difficulty include:

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

Our customers' businesses have been harmed by the economic downturn

        Our business is largely dependent upon product sales to telecommunications systems manufacturers who in turn are dependent for their business upon sales of fiberoptic systems to telecommunications carriers. All of our systems manufacturer customers and their carrier customers have experienced severe business declines during the current downturn. Many of these companies are currently operating at losses and are unable to make meaningful long-term predictions for their recovery, and hence their forecasted requirements for optical telecommunications systems. This continuing uncertainty means that, as a supplier of the components and modules for these systems, our ability to predict our financial results or business prospects for future periods is severely limited.

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

We have incurred, and may in the future incur, inventory-related charges, the amounts of which are difficult to predict accurately

        As a result of the business downturn and declining demand for our telecommunications products, we have written down a substantial portion of our inventory as our sales forecasts continued to decline. As discussed above, our ability to forecast our customers' needs for our telecommunications products in the current economic environment is very limited. We have incurred, and may in the future incur, charges to write down our inventory. We use a rolling six-month forecast based on anticipated product orders, product order history, forecasts, and backlog to assess our inventory requirements. We recorded charges of $18.9 million and $62.4 million related to excess and obsolete inventory in the first quarters of fiscal 2003 and 2002, respectively. We may incur significant similar inventory write-downs in future periods. Moreover, because of our current difficulty in forecasting overall sales, we may in the future revise our previous forecasts (which we have done over the past six quarters), which could lead to further inventory write-downs. While we believe, based on current information, that the amount recorded for inventory is properly reflected on our balance sheet at September 30, 2002, if market conditions are less favorable than our forecasts, our future sales mix differs from our forecasted sales mix, or actual demand from our customers is lower than our estimates, we may be required to record additional inventory write-downs.

Any failure of our major telecommunications systems manufacturer customers, or their telecommunications carrier customers, to service their debt would materially harm our business

        During the rapid growth in the telecommunications sector in the mid-to-late 1990s, telecommunications systems manufacturers and their telecommunications carrier customers incurred large amounts of debt in order to finance the expansion that was then forecasted. In the rapid downturn, which followed, spending and revenue declined, but debt remained and in some instances increased. As a result, several of the telecommunications carriers and, in turn their suppliers, our telecommunications systems manufacturer customers, continue to have significant amounts of outstanding debt. The servicing of this debt may, among other things, limit the carriers' ability to buy new capital equipment and, thus, the demand for telecommunications systems. In fact, several carriers (WorldCom and Global Crossing, among others) have declared bankruptcy over the last eighteen months, or are otherwise in financial distress. We anticipate that some or all of these companies will need to repay or restructure significant portions of their debt in the future. Any failure in this task could materially harm their, and consequently our, businesses. As long as these companies are focused on debt concerns, they are less likely to acquire telecommunications systems.

We face risks associated with our customers' failure to meet their financial obligations to us

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

We depend on stability or growth in the markets for our products outside communications for growth in the sales of this group of products

        The growth of our display products, light interference pigment and other optical technology businesses, as well as our commercial laser products, depends significantly on the continued stability or growth and success of these markets. Among other things, advances in the technology used in computer monitors, televisions, conference room projectors and other display devices have led to increased demand for flat panel displays and projection displays. We cannot be certain that growth in these markets or our other optical technology markets will continue. In recent periods sales of these products in the aggregate have grown, although certain products have shown stable sales or declines that were considerably less than we experienced in our telecommunication products. Moreover, we cannot predict the impact of technological or other changes in these industries on our business. In addition, each of these industries is subject to pricing pressure, consolidation and realignment as industry participants react to shifting customer requirements and overall demand. There is a risk that any consolidation or realignment could adversely affect our business, and pricing pressure can adversely affect our operating results.

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

Difficulties associated with integrating our acquired businesses could harm our overall business operations

        Our strategy includes acquisition of other companies, technologies and product lines to complement our internally developed products. In fact, we are the product of several significant mergers and acquisitions, including, among others, the combination of Uniphase Corporation and JDS FITEL Inc. to form JDS Uniphase Corporation on June 30, 1999, and the subsequent acquisitions of OCLI on February 4, 2000, E-TEK on June 30, 2000 and SDL on February 13, 2001. More recently, we acquired Datacom on December 28, 2001, Scion on April 26, 2002 and OptronX on September 18, 2002. We expect to continue this strategy. Critical to the success of this strategy and, ultimately, our business as a whole, is the orderly, efficient, effective integration of acquired businesses into our organization. If our integration efforts are unsuccessful, our businesses will suffer. Successful integration depends upon:

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

Our acquisitions are costly

        Our acquisitions are costly. For example, we incurred direct costs of $12.0 million associated with the combination of Uniphase Corporation and JDS FITEL, $8.2 million associated with the acquisition of OCLI, $32.3 million associated with the acquisition of E-TEK, $44.6 million associated with the acquisition of SDL and $6.3 million associated with the acquisition of Datacom. In addition, we paid certain SDL executives $300.9 million in consideration of their agreement to amend their change of control agreements and enter into non-compete agreements with us. We may incur additional material charges in subsequent quarters to reflect additional costs associated with these or other combinations and acquisitions. Moreover, to the extent an acquired business does not perform as expected, we have and may continue to incur substantial additional unforeseen costs to develop, restructure or dispose of such business. Nonperforming or underperforming acquired businesses may also divert management attention, lower the value of our common stock and weaken our financial condition.

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

  •
  our customers may not purchase the new or improved product because, among other things, the product is too expensive, is defective in design, manufacture or performance, or is uncompetitive, or because the product has been superceded by another product or technology; or

  •
  we may fail to anticipate or respond to new technologies that could have a disruptive impact on our business.

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

        The impact of purchase accounting on our operating results is significant. During the first quarters of fiscal 2003 and fiscal 2002, we recorded $8.4 million and $110.6 million of amortization of purchased intangibles other than goodwill, respectively. During the first quarter of fiscal 2002, we recorded $332.7 million of amortization of goodwill (goodwill is no longer amortized beginning July 1, 2002 in accordance with SFAS No. 142, as discussed further below).

        Beginning in the second half of fiscal 2001 and through the end of the first quarter of fiscal 2002, we evaluated the carrying value of our long-lived assets, including our goodwill and other intangible assets. The assessment was performed because of the significant negative industry and economic trends affecting our operations and expected future sales. As we determined that the continued decline in market conditions within our industry was significant and prolonged, we recorded $224.4 million and $31.2 million of reductions in goodwill in the first quarters of fiscal 2003 and 2002, respectively. In addition, we recorded $68.6 million and $10.8 million of reductions in other purchased intangibles in the first quarters of fiscal 2003 and 2002, respectively (please refer to "Note 8. Reduction of Goodwill" and "Note 9. Reduction of Other Long-Lived Assets" of Notes to Condensed Consolidated Financial Statements for further discussion). If the economic downturn continues for longer than expected, it is possible that our operating results would be adversely affected by additional write-downs of our goodwill and other intangible assets.

Our financial results could be affected by changes in accounting rules

Implementation of SFAS No. 141 and SFAS No. 142 could affect our operating results

        In July 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Upon adoption of SFAS No. 141 on July 1, 2002, we reclassified $10.8 million of separately recognized intangible assets, consisting of acquired assembled workforce, to goodwill because they did not meet the criteria for an intangible asset under SFAS No. 141. Upon adoption of SFAS No. 142 on July 1, 2002, amortization of goodwill ceased. Instead, goodwill is reviewed for impairment under a two-step process annually, or more frequently if certain events or changes in circumstances indicate that the carrying value of the goodwill may not be recoverable. As part of our review of financial results, we noted indicators that the carrying value of our goodwill may not be recoverable and performed an impairment review of our goodwill during the first quarter of fiscal 2003. The assessments were performed because of the prolonged economic downturn affecting our operations and revenue forecasts. As we determined that the continued decline in market conditions within our industry was significant and prolonged, we evaluated our goodwill in accordance with SFAS No. 142 and recorded an estimated impairment charge of $224.4 million (please refer to "Note 9. Reduction of Goodwill" of Notes to Condensed Consolidated Financial Statements for further discussion). If economic conditions in our industry continue to deteriorate and adversely affect our business and revenue forecasts, we could be required to record additional impairment charges related to goodwill, which could have a material adverse effect on our results of operations.

Write-downs of long-lived assets, including as the result of the implementation of SFAS No. 144, could affect our financial results

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (please refer to "Recent Accounting Pronouncements" of Note 1 of Notes to Condensed Consolidated Financial Statements for further discussion). SFAS No. 144 requires us to perform impairment analysis on our long-lived assets to be held and used (other than goodwill) whenever events or changes in circumstances indicate the carrying amount may not be recoverable. An impairment loss will be recognized if the carrying amount of a long-lived asset exceeds its fair value. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 related to (i) the recognition and measurement of the impairment of long-lived assets to be held and used, and (ii) the measurement of long-lived assets to be disposed of by sale. As SFAS No. 144 excludes goodwill, certain long-lived assets may be subject to impairment charges sooner than they would have been recorded under SFAS No. 121. During the first quarter of fiscal 2003, we recorded an impairment charge of $154.6 million related to our long-lived assets as a result of our SFAS No. 144 analysis. If economic conditions in our industry continue to deteriorate and adversely affect our business, we could be required to record additional impairment charges related to our long-lived assets, which could have a material adverse effect on our results of operations and financial condition.

Implementation of SFAS No. 146

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. In addition, SFAS No. 146 establishes that fair value is the objective for initial measurement of the liability. We will adopt SFAS No. 146 on January 1, 2003 and are currently evaluating the impact the adoption will have on our financial position and results of operations. We have incurred and will continue to incur significant expenses to implement the Global Realignment Program, which could have a material adverse effect on our results of operations and financial condition.

Our financial results could be affected by potential changes in the accounting rules governing the recognition of stock-based compensation expense

        We measure compensation expense for our employee stock compensation plans under the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." In addition, we provide pro forma disclosures of our operating results in our Notes to Consolidated Financial Statements as if the fair value method of accounting had been applied in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." Had we accounted for our compensation expense under the fair value method of accounting prescribed by SFAS No. 123, the charges would have been significant, totaling $564.0 million, $513.6 million and $246.5 million during fiscal 2002, 2001 and 2000, respectively. Currently, the U.S. Congress, the Securities and Exchange Commission and the Financial Accounting Standards Board are considering changes to accounting rules concerning the recognition of stock option compensation expense. If one or more of these proposals are implemented, we and other companies may be required to measure compensation expense using the fair value method, which would adversely affect our results of operations by reducing our income or increasing our losses by an amount equal to such stock option charges.

Our sales are dependent upon a few key customers

        A few large customers account for most of our sales. During the first quarter of fiscal 2003, two customers, Lucent and Texas Instruments, accounted for 11% and 10% of our total net sales, respectively. Excluding cancellation payments, Lucent accounted for less than 10% of our total net sales. During fiscal 2002, no customer accounted for more than 10% of our total net sales. During fiscal 2001, three customers, Nortel, Alcatel and Lucent, accounted for 14%, 12% and 10% of our total net sales, respectively. However, we expect that, for the foreseeable future, sales to a limited number of customers will continue to account, alone or in the aggregate, for a high percentage of our net sales. Many of our customers are currently experiencing significant revenue declines and, in recent periods, have significantly reduced their orders to us. If such reductions continue our business will continue to be harmed.

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

        In the telecommunications industry, our telecommunications systems manufacturer customers evaluate our products and competitive products for deployment in their telecommunications systems. Similarly, their telecommunications carrier customers evaluate our customers' system products and competitive products for system installation. Any failure of us to be selected by our customers, or our customers to be selected by their customers, for a systems project, can significantly harm our business.

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

        As a consequence of the current economic downturn and as part of our Global Realignment Program, we have reduced our global workforce to 7,874 employees as of October 31, 2002. To date, we have not lost the services of any personnel (either through the announced reduction or otherwise) that have had, or which we expect will have, a material adverse effect on our business or financial condition. However, we cannot predict the impact our recent workforce reductions and any reductions we are compelled to make in the future will have on our ability to attract and retain key personnel in the future.

We have concerns regarding the manufacturing, quality and distribution of our products

If we do not achieve acceptable manufacturing volumes, yields and costs, our business will suffer

        Our success depends upon our ability to timely deliver products to our customers at acceptable volume and cost levels. The manufacture of our products involves highly complex and precise processes, requiring production in highly controlled and clean environments. Changes in our manufacturing processes or those of our suppliers, or inadvertent use of defective or contaminated materials by our suppliers or us, could significantly hurt our ability to meet our customers' product volume and quality needs. Moreover, in some cases, existing manufacturing techniques, which involve substantial manual labor, may not achieve the volume or cost targets necessary to be competitive. In these cases, we will need to develop new manufacturing processes and techniques, which are anticipated to involve higher levels of automation, to achieve these targets, and we will need to undertake other efforts to reduce manufacturing costs. Currently, we are devoting significant funds and other resources to (i) develop advanced manufacturing techniques to improve product volumes and yields and reduce costs, and (ii) realign some of our product manufacturing to locations offering optimal labor costs. These efforts may not be successful. If we fail to achieve acceptable manufacturing yields, volumes and costs, our business will be harmed.

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

If our products fail to perform, our business will suffer

        Our business depends on manufacturing excellent products of consistently high quality. To this end, our products are rigorously tested for quality both by our customers and us. Nevertheless, our products are highly complex and our customers' testing procedures are limited to evaluating our products under likely and foreseeable failure scenarios. For various reasons (including, among others, the occurrence of performance problems that are unforeseeable in testing or that are detected only when products are fully deployed and operated under peak stress conditions), our products may fail to perform as expected. Failures could result from faulty design or problems in manufacturing. In either case, we could incur significant costs to repair and/or replace defective products under warranty, particularly when such failures occur in installed systems. We have experienced such failures in the past and remain exposed to such failures, as our products are widely deployed throughout the world in multiple demanding environments and applications. In some cases, product redesigns or additional capital equipment may be required to correct a defect. In addition, any significant product failure could result in lost future sales of the affected product and other products, as well as customer relations' problems, litigation and damage to our reputation.

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

We face risks related to our international operations and sales

        Our customers are located throughout the world. In addition, we have significant offshore operations, including manufacturing facilities, sales personnel and customer support operations. Our operations outside North America include facilities in Europe and Asia-Pacific.

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

  •
  currency fluctuations; and

  •
  potentially adverse tax consequences.

        Net sales to customers outside North America accounted for 30% of our total net sales in both the first quarters of fiscal 2003 and 2002. We expect that sales to customers outside of North America will continue to account for a significant portion of our total net sales. Lower sales levels that typically occur during the summer months in Europe and some other overseas markets may materially and adversely affect our business. In addition, sales of many of our optical system provider customers depend on international sales and consequently further exposes us to the risks associated with such international sales.

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

We have increasing manufacturing operations in China, which exposes us to risks inherent in doing business in China

        We have significant and increasing operations in China and those operations are subject to greater political, legal and economic risks than those faced by our other operations. In particular, the political, legal and economic climate in China (both at national and regional levels) is extremely fluid and unpredictable. Among other things, the legal system in China (both at the national and regional levels) remains highly underdeveloped and subject to change, with little or no prior notice, for political or other reasons. Our ability to operate in China may be adversely affected by changes in China's laws and regulations, such as those relating to taxation, import and export tariffs, environmental regulations, land use rights, intellectual property and other matters. Moreover, the enforceability of applicable existing Chinese laws and regulations is uncertain. These concerns are exacerbated for foreign businesses, such as ours, operating in China. Our business could be materially harmed by any changes to the political, legal or economic climate, laws, or practices in China or the inability to enforce applicable Chinese laws and regulations.

        Currently, we operate manufacturing facilities located in Shenzhen, Fuzhou and Beijing, China. As part of our Global Realignment Program we continue to increase the scope and extent of our manufacturing operations in our Shenzhen facility. Accordingly, we expect that our ability to operate successfully in China will become increasingly important to our overall success.

        Currently, we expect to export the majority of the products manufactured at our facilities in China. Accordingly, upon application to and approval by the relevant government authorities, we will not be subject to certain of China's taxes and are exempt from customs duties on imported components or materials and exported products. We are required to pay income taxes in China, subject to certain tax relief. We may become subject to other taxes in China or may be required to pay customs duties in the future. In the event that we are required to pay other taxes in China or customs duties, our results of operations could be materially and adversely affected.

Our business could be adversely affected by certain unexpected catastrophic events

We may encounter natural disasters, which could harm our financial condition and results of operations

        Our U.S. headquarters, including some of our research and development and manufacturing facilities, are located in California near major earthquake faults. Any damage to our facilities in

California or other locations as a result of an earthquake, fire, or any other natural disasters could disrupt our operations and have a material adverse impact on our business, operating results and financial condition.

Our business is subject to the risks of terrorist acts and acts of war

        Terrorist acts or acts of war may disrupt our operations, as well as our customers' operations. The recent terrorist attacks on September 11, 2001 have created many economic and political uncertainties, and intensified the global economic downturn that we are currently facing. Any future terrorist activities or any continued military or security operations could further weaken the global economy and create additional uncertainties, forcing our customers to further reduce their capital spending or cancel orders from us, which could have a material adverse impact on our business, operating results and financial condition.

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

We face certain litigation risks that could harm our business

        We have had numerous lawsuits filed against us asserting various claims, including several securities class actions and stockholder derivative actions. The results of complex legal proceedings are difficult to predict. Moreover, many of the complaints filed against us do not specify the amount of damages that plaintiffs seek and we therefore are unable to estimate the possible range of damages that might be incurred should these lawsuits be resolved against us. While we are unable to estimate the potential damages arising from such lawsuits, certain of them assert types of claims that, if resolved against us, could give rise to substantial damages. Thus, an unfavorable outcome or settlement of one or more of these lawsuits could have a material adverse effect on our financial position, liquidity or results of operations. Even if these lawsuits are not resolved against us, the uncertainty and expense associated with unresolved lawsuits could seriously harm our business, financial condition and reputation. Litigation can be costly, time-consuming and disruptive to normal business operations. The costs of defending these lawsuits, particularly the securities class actions and stockholder derivative actions, has been costly, will continue to be costly, and could be quite significant and may not be covered by our insurance policies. The defense of these lawsuits could also result in continued diversion of our management's time and attention away from business operations, which could harm our business.

We may have difficulty obtaining director and officer liability insurance in acceptable amounts for acceptable rates

        Like most other public companies, we carry insurance protecting our officers and directors and us against claims relating to the conduct of our business. This insurance covers, among other things, the costs incurred by companies and their management to defend against and resolve claims relating to management conduct and results of operations, such as securities class action claims. These claims typically are extremely expensive to defend against and resolve. Hence, as is customary, we purchase and maintain insurance to cover some of these costs. We pay significant premiums to acquire and maintain this insurance, which is provided by third-party insurers, and we agree to underwrite a portion of such exposures under the terms of the insurance coverage. Over the last several years, the premiums we have paid for this insurance have increased substantially. One consequence of the current economic downturn and decline in stock prices has been a substantial general increase in the number of securities class actions and similar claims brought against public corporations and their management, including our company and certain of our current and former officers and directors. Many, if not all, of these actions and claims are, and will likely continue to be, at least partially insured by third-party insurers. Consequently, insurers providing director and officer liability insurance have in recent periods sharply increased the premiums they charge for this insurance, raised retentions (that is, the amount of liability that a company is required to itself pay to defend and resolve a claim before any applicable insurance is provided), and limited the amount of insurance they will provide. Moreover, insurers typically provide only one-year policies. The insurance policies that may cover the current securities lawsuits against us have a ten million dollar retention. As a result, the costs we incur in defending the current securities lawsuits against us may not be reimbursed until they exceed ten million dollars. The policies that would cover any future lawsuits may not provide any coverage to the Company and may cover the directors and officers only in the event the Company is unwilling or unable to cover their costs in defending against and resolving any future claims. As a result, our costs in defending any future lawsuits could increase significantly. Each year we negotiate with insurer groups to renew our director and officer insurance. Particularly in the current economic environment, we cannot assure you that in the future we will be able to obtain sufficient director and officer liability insurance coverage at acceptable rates and with acceptable deductibles and other limitations. Failure to obtain such insurance could materially harm our financial condition in the event that we are required to defend against and resolve any future or existing securities class actions or other claims made against us or our management arising from the conduct of our operations. Further, the inability to obtain such insurance in adequate amounts may impair our future ability to retain and recruit qualified officers and directors.

If we fail to manage our exposure to worldwide financial and securities markets successfully, our operating results could suffer

        We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. We utilize derivative financial instruments to mitigate these risks. We do not use derivative financial instruments for speculative or trading purposes. The primary objective of most of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, a majority of our marketable investments are floating rate and municipal bonds, auction instruments and money market instruments denominated in U.S. dollars. When we acquire assets denominated in foreign currencies, we usually mitigate currency risks associated with these exposures with forward currency contracts. The change in a derivative's fair value will be immediately recognized in earnings. A substantial portion of our sales, expense and capital purchasing activities are transacted in U.S. dollars. However, some of these activities are conducted in other currencies, primarily Canadian and European currencies. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, we enter into foreign currency forward contracts. The contracts reduce, but do not always entirely eliminate, the impact of foreign currency exchange rate movements. Actual results on our financial position may differ materially.

        We also hold investments in other public and private companies, including, among others, Nortel, Adept and ADVA, and have limited funds invested in private venture funds. We acquired the ADVA and Nortel investments prior to the economic downturn, when the market prices of both companies' stocks were significantly higher than at present. All three companies have experienced severe stock price declines during the economic downturn, which have greatly reduced the value of our investments, and we have written down the value of these investments as the decline in fair value was deemed other-than-temporary. During the first quarter of fiscal 2003, we recorded impairment charges of $19.1 million related to Adept. During the first quarter of fiscal 2002, we recorded impairment charges of $84.5 million related to Nortel and $13.9 million related to ADVA. In addition to our investments in public companies, we have in the past and expect to continue to make investments in private companies for strategic and commercial purposes. In recent months several of the private companies in which we held investments have ceased doing business and have either liquidated or are in bankruptcy proceedings. If the carrying value of our investments exceeds the fair value and the decline in fair value is deemed to be other-than-temporary, we will be required to write down the value of the investments, which could materially harm our results of operations or financial condition.

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

Forward-Looking Statements

        Statements contained in this Quarterly Report on Form 10-Q which are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. A forward-looking statement may contain words such as "anticipate that," "believes," "can impact," "continue to," "estimates," "expects to," "hopes," "intends," "plans," "to be," "will be," "will continue to be" or similar words. These forward-looking statements include any statements we make, or implications suggested by statements we make, and include, but are not limited to:

  •
  the impact on our results of operations, business or financial condition of new accounting pronouncements—SFAS No. 141, SFAS No. 142, SFAS No.144 and SFAS No. 146;

  •
  the timing to complete the disposition of assets and facilities, including, among other things, the timing to exit lease commitments, in connection with our restructuring activities;

  •
  the timing to complete workforce reductions in connection with our restructuring activities;

  •
  our future levels of gross margins, R&D and SG&A expenses;

  •
  estimates and assumptions we make in support of our accounting policies, including, without limitations, the reductions of goodwill and other long-lived assets;

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

  •
  the future prospects for and growth of us and our industry, including, without limitation, (i) the extent and duration of the current economic downturn and its impact on our results of operations, business and financial condition, (ii) the timing and extent of any recovery from such downturn, (iii) the viability, development and growth of new fiber optic telecommunications markets, including the metro and fiber to the curb markets, and (iv) the benefits and opportunities for us and others in our industry provided by such new markets;

  •
  the implementation of our Global Realignment Program, the timing and level of cost reductions and other benefits we expect to receive as a result of the Program, and the expected cost to complete the Program, including, without limitation, (i) the level and timing of the expected workforce reductions, (ii) the benefits we expect to receive from the elimination and consolidation of research and development programs and manufacturing facilities, and (iii) the benefits we expect to receive from integrating our sales force and restructuring our customer service program;

  •
  the sufficiency of existing cash balances and investments, together with cash flow from operations and available lines of credit to meet our liquidity and capital spending requirements for future periods; and

  •
  the cost to complete our acquired in-process research and development and the expected amortization of such costs.

        Management cautions that forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in such forward-looking statements. These risks and uncertainties include, among other things, the risks that (i) the current economic downturn may be more severe and long-lasting than we can anticipate, and, notwithstanding our projections, beliefs and expectations for our business, may cause our business and financial condition to suffer; (ii) due to the current economic slowdown, in general, and setbacks in our customers' businesses, in particular, predicting our financial performance and our success, in general, for future periods is far more difficult than in previous periods; (iii) our ongoing integration and restructuring efforts, including, among other things, the Global Realignment Program, may not be successful in achieving their expected benefits, may be insufficient to align our operations with customer demand and the changes affecting our industry, or may be more costly or extensive than currently anticipated; (iv) increasing pricing pressure, as the result of the economic downturn and competitive factors, may harm our revenue and profit margins; (v) our research and development programs may be insufficient or too costly or may not produce new products, with performance, quality, quantity and price levels satisfactory to our customers; and (vi) our ongoing efforts to reduce product costs to our customers, through, among other things, automation, improved manufacturing processes and product rationalization may be unsuccessful. Further, our future business, financial condition and results of operations could differ materially from those anticipated by such forward-looking statements and are subject to risks and uncertainties including the risks set forth above. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform such statements to actual results or to changes in our expectations.

Item 3. Quantitative and Qualitative Disclosure About Market Risks

Foreign Exchange Forward Contracts:

        Our international business is subject to normal international business risks including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely affected by changes in these or other factors.

        We generate a portion of our sales from sales to customers located outside the United States and from sales by our foreign subsidiaries to U.S. customers. International sales are typically denominated in either U.S dollars or the local currency of each country. Our foreign subsidiaries incur most of their expenses in the local currency, and therefore, they use the local currency as their functional currency.

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

Investments:

        We maintain an investment portfolio in a variety of financial instruments, including fixed and floating rate bonds, municipal bonds, auction instruments, money market instruments, corporate bonds and agency bonds. Part of our investment portfolio also includes minority equity investments in several publicly traded companies, the values of which are subject to market price volatility. These investments are generally classified as available-for-sale and, consequently, are recorded on our balance sheets at fair value with unrealized gains or losses reported as a separate component of stockholders' equity.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

        As of September 30, 2002, an evaluation was performed under the supervision and with the participation of our management, including Jozef Straus, Chief Executive Officer, and Anthony R. Muller, Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2002.

Changes in Internal Controls:

        There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls during the three months ended September 30, 2002 and subsequent to such date.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The Securities Class Actions:

        Beginning on March 27, 2002, the first of numerous federal securities class actions was filed against the Company and several of its current and former officers and directors. On July 26, 2002, the Northern District of California consolidated all the actions filed in or transferred to that court under the title In re JDS Uniphase Corporation Securities Litigation, Master File No. C-02-1486 CW, and appointed the Connecticut Retirement Plans and Trust Funds as Lead Plaintiff.

        An amended consolidated complaint was filed on October 11, 2002. It purports to be brought on behalf of a class consisting of those who acquired the Company's securities from July 27, 1999 through July 26, 2001, as well as on behalf of subclasses consisting of those who acquired the Company's common stock pursuant to its acquisitions of OCLI, E-TEK and SDL. The complaint seeks unspecified damages and alleges various violations of the federal securities laws, specifically Sections 10(b), 14(a), 20(a) and 20A of the Securities Exchange Act of 1934 and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933. It also names one of its stockholders as a defendant. The Company's motion to dismiss the amended consolidated complaint is due to be filed on December 13, 2002 and to be heard on March 14, 2003. No trial date has been set.

        On July 26, 2002, a securities class action captioned Zelman v. JDS Uniphase Corp., No. 02-CV-6002, was filed in the District Court for the Southern District of New York. The complaint, brought by a stockholder purporting to represent a class of purchasers of certain GOALS debt securities issued by an investment bank during the period from March 6, 2001 through September 26, 2001, named the Company, one of its stockholders, and several of its current and former officers and directors as defendants and alleges violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5. The action was transferred to the Northern District of California on September 11, 2002 and assigned a Northern District case number, No. C-02-4656 MJJ. On October 31, 2002, the district court related the action to In re JDS Uniphase Corporation Securities Litigation. No trial date has been set.

The Derivative Actions:

        Eleven derivative actions purporting to be brought on the Company's behalf have been filed in state and federal courts against several of its current and former officers and directors. Some of these actions also named its independent auditors, Ernst & Young LLP, as a defendant. All were based on the same factual allegations and circumstances as the purported securities class actions and alleged state law claims for breach of fiduciary duty, misappropriation of confidential information, waste of corporate assets, contribution and indemnification, insider trading, abuse of control, gross mismanagement and unjust enrichment. These actions seek unspecified damages and no trial date has been scheduled in any of these actions. These eleven actions included: Coykendall v. Kaplan, CV 806911, filed on April 11, 2002 in California Superior Court for the County of Santa Clara; Plotkin v. Kaplan,CV 807496, filed on May 1, 2002 in the same court; Wright v. Straus, CV 807799, filed on May 13, 2002 in the same court; Schienberg v. Straus, CV810211, filed on August 9, 2002 in the same court; Bogosian v. Straus, CIV 422822, filed on May 16, 2002 in California Superior Court for the County of San Mateo; Abo v. Kaplan, CIV 423693, filed on June 19, 2002 in the same court; Williams v. Ernst & Young, CIV 425385, filed on September 3, 2002 in the same court; Equitec-Cole Roesler, LLC v. JDS Uniphase Corp., No. CIV 426235, filed on October 8, 2002 in the same court; Cromas v. Straus, Civil Action No. 19580, filed on April 25, 2002 in the Delaware Court of Chancery for New Castle County; Corwin v. Kaplan, No. C-02-2020-VRW, filed on April 24, 2002 in the District Court for the Northern District of California; and Shalom v. Kaplan C-02-2989 SC ARB, filed on June 21, 2002 in the same court.

        On September 27, 2002, the District Court for the Northern District of California vacated its order to show cause regarding the Court's jurisdiction over the federal court actions (Corwin and Shalom) and consolidated the two actions into Corwin v. Kaplan, Master File No. C-02-2020 CW. The Company's motion to dismiss the consolidated federal actions is due to be filed on December 13, 2002 and to be heard on March 14, 2003. No trial date has been set in either the state or federal court actions.

        The Company believes that the factual allegations and circumstances underlying these securities class actions and derivative actions are without merit. The litigation has been costly, will continue to be costly, and could prove to be time consuming and disruptive to normal business operations. There can be no assurance that the Company will prevail or that the cost of defending these lawsuits will be covered by its insurance policies. An unfavorable outcome or settlement of this litigation could have a material adverse effect on the Company's financial position, liquidity or results of operations.

        The Company is a party to other litigation matters and claims, which are normal in the course of its operations. While the results of such litigation matters and claims cannot be predicted with certainty, the Company believes that their final outcome will not have a material adverse impact on its financial position or results of operations.

Item 2. Changes in Securities

        On July 1, 2002, the Company issued 39.2 million shares of its common stock to Koninklijke Philips Electronics N.V. ("Philips"). These shares were issued as a result of milestones associated with certain product shipments achieved by UNL, a subsidiary the Company acquired from Philips in fiscal 1998. The issuance of the common stock was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        The Company's Annual Meeting of Stockholders (the "Annual Meeting") was held on October 31, 2002. At the Annual Meeting, two items were voted upon:

  1.
  The election of three Class III Directors to serve until the 2005 Annual Meeting of Stockholders and until their successors are elected and qualified:
  (i)
  Richard T. Liebhaber

  (ii)
  Casimir S. Skrzypczak

  (iii)
  Jozef Straus
  2.
  The appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending June 30, 2003.

        The voting results were as follows:

	For	Against	Withheld	Abstained
1. Directors:
Richard T. Liebhaber	1,098,892,914	—	46,220,839	—
Casimir S. Skrzypczak	1,098,892,914	—	46,220,839	—
Jozef Straus	1,017,888,752	—	15,437,078	—
2. Appointment of Ernst & Young LLP	1,082,077,205	56,452,773	—	6,583,934

Item 5. Other Information

        As of September 30, 2002, the following executive officers and members of the Company's Board of Directors maintained "plans" under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, for trading in shares of the Company's common stock and/or exchangeable shares:

(1) Robert E. Enos
(2) Peter A. Guglielmi
(3) Fred J. Leonberger
(4) Anthony R. Muller
(5) Donald R. Scifres
(6) Casimir S. Skrzypczak
(7) Jozef Straus

Item 6. Exhibits and Reports on Form 8-K

a)
Exhibits:

Exhibit No.	Exhibit Description
10.1	E-TEK Dynamics, Inc. 1998 Stock Plan.
10.2	1996 Nonqualified Stock Option Plan.
b)
Reports on Form 8-K:

        The Company filed three Current Reports on Form 8-K during the three months ended September 30, 2002. Information regarding the items reported on is as follows:

Date of Report	Item Reported on
September 23, 2002	Regulation FD disclosure in connection with a press release dated September 23, 2002 concerning revised sales guidance for the first quarter of fiscal 2003.
August 6, 2002	Regulation FD disclosure in connection with an investor presentation delivered by the officers of the Company on August 6, 2002 that included written communication comprised of slides.
July 25, 2002	Regulation FD disclosure in connection with a conference call delivered by the officers of the Company on July 25, 2002 that included information contained in a script.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JDS Uniphase Corporation (Registrant)

Date: November 12, 2002	/s/ ANTHONY R. MULLER By: Anthony R. Muller Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

CERTIFICATION PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, Jozef Straus, Co-Chairman and Chief Executive Officer, certify that:

1.
I have reviewed the Quarterly Report on Form 10-Q of JDS Uniphase Corporation (the "Company") for the period ended September 30, 2002 as filed with the Securities and Exchange Commission (the "Report");

2.
Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report;

3.
Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in the Report;

4.
The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:
a)
designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the Report is being prepared;

b)
evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report (the "Evaluation Date"); and

c)
presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's independent auditors and the audit committee of Company's Board of Directors (or persons performing the equivalent functions):
a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and
6.
The Company's other certifying officers and I have indicated in the Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 12, 2002 Date	/s/ JOZEF STRAUS By: Jozef Straus, Ph.D. Co-Chairman and Chief Executive Officer

CERTIFICATION PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, Anthony R. Muller, Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer) certify that:

1.
I have reviewed the Quarterly Report on Form 10-Q of JDS Uniphase Corporation (the "Company") for the period ended September 30, 2002 as filed with the Securities and Exchange Commission (the "Report");

2.
Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report;

3.
Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in the Report;

4.
The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:
a)
designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the Report is being prepared;

b)
evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report (the "Evaluation Date"); and

c)
presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's independent auditors and the audit committee of Company's Board of Directors (or persons performing the equivalent functions):
a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and
6.
The Company's other certifying officers and I have indicated in the Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 12, 2002 Date	/s/ ANTHONY R. MULLER By: Anthony R. Muller Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

CERTIFICATION PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of JDS Uniphase Corporation (the "Company") for the period ended September 30, 2002 as filed with the Securities and Exchange Commission (the "Report"), I, Jozef Straus, Co-Chairman and Chief Executive Officer, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

1.
The Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

2.
The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

November 12, 2002 Date	/s/ JOZEF STRAUS By: Jozef Straus, Ph.D. Co-Chairman and Chief Executive Officer

CERTIFICATION PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of JDS Uniphase Corporation (the "Company") for the period ended September 30, 2002 as filed with the Securities and Exchange Commission (the "Report"), I, Anthony R. Muller, Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer), hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

1.
The Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

2.
The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

November 12, 2002 Date	/s/ ANTHONY R. MULLER By: Anthony R. Muller Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
10.1	E-TEK Dynamics, Inc. 1998 Stock Plan.
10.2	1996 Nonqualified Stock Option Plan.

QuickLinks

  PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
JDS UNIPHASE CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (in millions)
JDS UNIPHASE CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in millions, except per-share data) (unaudited)
JDS UNIPHASE CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (unaudited)
JDS UNIPHASE CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosure About Market Risks
  Item 4. Controls and Procedures
  PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities
  Item 3. Defaults upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX