Form 10-Q
period 2002-12-31
JDS UNIPHASE CORP /CA/
filed 2003-02-11
CIK 912093

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2002
OR
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Number of shares of common stock outstanding as of January 31, 2003 was 1,415,344,055, including 153,531,201 exchangeable shares of JDS Uniphase Canada Ltd. Each exchangeable share is exchangeable at any time into common stock on a one-for-one basis, entitles a holder to dividend and other rights economically equivalent to those of the common stock, and through a voting trust, votes at meetings of stockholders of the Registrant.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

JDS UNIPHASE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31, 2002	June 30, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$217.0	$412.4
Short-term investments	1,114.0	1,038.0
Accounts receivable, less allowance for doubtful accounts of $36.4 at December 31, 2002 and $42.9 at June 30, 2002	92.8	134.4
Inventories	95.7	110.0
Refundable income taxes	48.1	60.4
Deferred income taxes	67.0	68.0
Other current assets	26.3	34.1

Total current assets	1,660.9	1,857.3
Property, plant and equipment, net	359.7	491.5
Deferred income taxes	26.1	43.9
Goodwill	119.7	332.2
Other purchased intangibles, net	86.9	177.5
Long-term investments	63.3	95.6
Other assets	8.5	6.5

Total assets	$2,325.1	$3,004.5

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$63.9	$66.2
Accrued payroll and related expenses	70.1	70.2
Income taxes payable	31.2	31.3
Deferred income taxes	—	2.2
Restructuring accrual	160.3	95.8
Warranty accrual	66.8	73.6
Other current liabilities	110.8	143.2

Total current liabilities	503.1	482.5
Deferred income taxes	26.4	41.7
Other non-current liabilities	16.3	8.9
Commitments and contingencies
Stockholders' equity:
Preferred stock	—	—
Common stock and additional paid-in capital	68,495.5	68,457.9
Accumulated deficit	(66,698.1)	(65,962.7)
Accumulated other comprehensive loss	(18.1)	(23.8)

Total stockholders' equity	1,779.3	2,471.4

Total liabilities and stockholders' equity	$2,325.1	$3,004.5

See accompanying notes to condensed consolidated financial statements

JDS UNIPHASE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per-share data)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2002	December 31, 2001	December 31, 2002	December 31, 2001
Net sales	$156.6	$286.1	$349.6	$614.7
Cost of sales	162.7	335.6	347.7	678.9

Gross profit (loss)	(6.1)	(49.5)	1.9	(64.2)
Operating expenses:
Research and development	40.1	64.1	84.8	133.3
Selling, general and administrative	81.5	98.4	147.3	204.7
Amortization of goodwill	—	331.6	—	664.3
Amortization of other purchased intangibles	3.8	109.7	12.2	220.3
Acquired in-process research and development	—	22.1	0.4	22.1
Reduction of goodwill	1.3	1,265.1	225.7	1,296.3
Reduction of other long-lived assets	—	2.5	154.6	13.3
Restructuring charges	75.8	—	98.8	243.0

Total operating expenses	202.5	1,893.5	723.8	2,797.3

Loss from operations	(208.6)	(1,943.0)	(721.9)	(2,861.5)
Interest and other income, net	6.6	9.7	19.5	24.8
Loss on sale of subsidiaries	(0.5)	—	(0.5)	—
Gain on sale of investments	1.3	6.4	2.8	6.4
Reduction in fair value of investments	(8.8)	—	(27.9)	(106.5)
Loss on equity method investments	(4.0)	(25.8)	(6.5)	(45.1)

Loss before income taxes	(214.0)	(1,952.7)	(734.5)	(2,981.9)
Income tax expense	0.9	177.8	0.9	373.0

Net loss	$(214.9)	$(2,130.5)	$(735.4)	$(3,354.9)

Net loss per share—basic and diluted	$(0.15)	$(1.60)	$(0.52)	$(2.53)

Shares used in per-share calculation—basic and diluted	1,414.7	1,330.1	1,413.7	1,326.8

See accompanying notes to condensed consolidated financial statements

JDS UNIPHASE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended
	December 31, 2002	December 31, 2001
OPERATING ACTIVITIES:
Net loss	$(735.4)	$(3,354.9)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	35.4	174.2
Amortization expense	12.2	884.6
Amortization of deferred compensation	27.8	53.4
Acquired in-process research and development	0.4	22.1
Reduction of goodwill and other long-lived assets	380.3	1,309.6
Non-cash restructuring and other charges	27.0	141.3
(Gain) loss on disposal of fixed assets	(3.3)	22.2
Loss on sale of subsidiaries	0.5	—
Gain on sale of investments	(2.8)	(6.4)
Reduction in fair value of investments	27.9	106.5
Loss on equity method investments	6.5	45.1
Change in deferred income taxes, net	1.4	403.8
Changes in operating assets and liabilities:
Accounts receivable	42.4	286.0
Inventories	12.9	122.2
Other current assets	19.9	(31.8)
Income taxes payable	(0.1)	8.7
Accounts payable and other liabilities	30.4	(124.4)

Net cash provided by (used in) operating activities	(116.6)	62.2

INVESTING ACTIVITIES:
Purchases of available-for-sale investments, net of sales	(60.5)	(429.7)
Purchases of non-marketable investments	(1.2)	(30.7)
Sales of non-marketable investments	—	29.8
Acquisitions of businesses, net of cash acquired	(6.0)	(114.7)
Purchases of property, plant and equipment, net of sales	(17.3)	(86.7)
Other assets	2.1	4.4

Net cash used in investing activities	(82.9)	(627.6)

FINANCING ACTIVITIES:
Repayment of debt	(0.6)	(27.5)
Proceeds from issuance of common stock	9.7	46.0

Net cash provided by financing activities	9.1	18.5

Effect of exchange rate changes on cash and cash equivalents	(5.0)	(0.6)
Decrease in cash and cash equivalents	(195.4)	(547.5)
Cash and cash equivalents at beginning of period	412.4	762.8

Cash and cash equivalents at end of period	$217.0	$215.3

See accompanying notes to condensed consolidated financial statements

JDS UNIPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

        The financial information as of December 31, 2002 and for the three and six months ended December 31, 2002 and 2001 is unaudited, but includes all adjustments that JDS Uniphase Corporation (the "Company") considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and rules and regulations of the Securities and Exchange Commission. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2002.

        The balance sheet at June 30, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results for the three and six months ended December 31, 2002 may not be indicative of results for the year ending June 30, 2003 or any future periods.

        The second quarters of fiscal 2003 and 2002 ended on December 28, 2002 and December 29, 2001, respectively. For comparative presentation purposes, all accompanying financial statements and footnotes thereto have been shown as ending on the last day of the calendar month.

Reclassifications:

        The following amounts reported in prior periods have been reclassified to conform to the current-period presentation:

Condensed Consolidated Balance Sheets:

  •
  Goodwill and other purchased intangibles of $509.7 million as of June 30, 2002 is now separated into goodwill of $332.2 million and other purchased intangibles of $177.5 million.

  •
  Current portion of capital lease obligations of $1.3 million as of June 30, 2002 is now included in other current liabilities of $143.2 million. In addition, long-term portion of capital lease obligations of $5.5 million as of June 30, 2002 is now included in other non-current liabilities of $8.9 million.

Condensed Consolidated Statements of Operations:

  •
  Amortization of purchased intangibles of $441.3 million for the three months ended December 31, 2001 is now separated into amortization of goodwill of $331.6 million and amortization of other purchased intangibles of $109.7 million. In addition, amortization of purchased intangibles of $884.6 million for the six months ended December 31, 2001 is now separated into amortization of goodwill of $664.3 million and amortization of other purchased intangibles of $220.3 million.

  •
  Reduction of goodwill and other long-lived assets of $1,267.6 million for the three months ended December 31, 2001 is now separated into reduction of goodwill of $1,265.1 million and reduction of other long-lived assets of $2.5 million. In addition, reduction of goodwill and other long-lived assets of $1,309.6 million for the six months ended December 31, 2001 is now separated into reduction of goodwill of $1,296.3 million and reduction of other long-lived assets of $13.3 million.

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

        The Company adopted SFAS No. 142 on July 1, 2002. However, goodwill and purchased intangibles with indefinite useful lives acquired after June 30, 2001 were immediately subject to the non-amortization provision of SFAS No. 142. As such, goodwill totaling $236.8 million associated with the Company's acquisitions of the optical transceiver unit from IBM ("Datacom") in December 2001 and Scion Photonics ("Scion") in April 2002 was not amortized in fiscal 2002. The adoption of SFAS No. 142 is expected to have a material impact on the Company's consolidated financial position and results of operations primarily because goodwill is no longer amortized. Application of the non-amortization provisions has eliminated goodwill amortization of approximately $3.3 million and $10.8 million during the second quarter and first half of fiscal 2003, respectively, related to acquisitions completed prior to July 1, 2001.

        In conjunction with the implementation of SFAS No. 142, the Company completed the transitional impairment review related to the carrying value of goodwill as of July 1, 2002 and determined that there was no impairment beyond amounts previously recorded as of that date. For the three months ended September 30, 2002, due to the presence of impairment indicators for the goodwill associated with three of the Company's reporting units, the Company performed an additional impairment review of the goodwill associated with those reporting units during the first quarter of fiscal 2003 and recorded an estimated impairment charge of $224.4 million. The Company completed the impairment review during the second quarter of fiscal 2003 and recorded an additional impairment charge of $1.3 million (see Note 8).

        A reconciliation of the reported net loss and net loss per share to the amounts adjusted for the exclusion of amortization of: (i) goodwill from acquisitions; (ii) equity method goodwill related to ADVA (see Note 6); and (iii) assembled workforce, net of the related tax effect, was as follows (in millions, except per-share data):

	Three Months Ended		Six Months Ended
	December 31, 2002	December 31, 2001	December 31, 2002	December 31, 2001
Reported net loss	$(214.9)	$(2,130.5)	$(735.4)	$(3,354.9)
Add back:
Amortization of:
Goodwill from acquisitions	—	331.6	—	664.3
Equity method goodwill related to ADVA	—	—	—	0.7
Assembled workforce	—	3.3	—	7.4
Income tax effect	—	(8.6)	—	(17.8)

Adjusted net loss	$(214.9)	$(1,804.2)	$(735.4)	$(2,700.3)

Reported net loss per share—basic and diluted	$(0.15)	$(1.60)	$(0.52)	$(2.53)

Adjusted net loss per share—basic and diluted	$(0.15)	$(1.36)	$(0.52)	$(2.04)

SFAS No. 144:

        In August 2001, the FASB issued SFAS No. 144, which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and certain provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 retains the fundamental provisions of SFAS No. 121 related to: (i) the recognition and measurement of the impairment of long-lived assets to be held and used, and (ii) the measurement of long-lived assets to be disposed by sale. It provides more guidance on estimating cash flows when performing recoverability tests, requires long-lived assets to be disposed of other than by sale to be classified as held and used until disposal, and establishes more restrictive criteria to classify long-lived assets as held for sale. In addition, SFAS No. 144 supersedes the accounting and reporting provisions of APB Opinion No. 30 for the disposal of a segment of a business. However, it retains the basic provisions of APB Opinion No. 30 to report discontinued operations separately from continuing operations and extends the reporting of a discontinued operation to a component of an entity.

        The Company adopted SFAS No. 144 on July 1, 2002. Under SFAS No. 121, excluding asset write-downs associated with the Global Realignment Program, the Company recorded impairment charges of $5,979.4 million in fiscal 2002. The adoption of SFAS No. 144 may have a material impact on the Company's consolidated financial position and results of operations if the industry and economic downturn continues to affect the Company's operations and sales forecasts, primarily because SFAS No. 144 excludes goodwill, which may result in certain long-lived assets being subject to impairment charges sooner than they would have been recorded under SFAS No. 121. During the second quarter and first half of fiscal 2003, the Company recorded impairment charges of $0 and $154.6 million, respectively, under SFAS No. 144 (see Note 9).

SFAS No. 146:

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. In addition, SFAS No. 146 establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The effect of the adoption of SFAS No. 146 is dependent on the Company's related activities. As the Company continues to restructure its business under its Global Realignment Program (see Note 10), the Company expects that the adoption of SFAS No. 146 will have a material impact on its consolidated financial position and results of operations, primarily relating to the timing of recognition of future restructuring charges.

SFAS No. 148:

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The transition provisions do not currently have an impact on the Company's consolidated financial position and results of operations as the Company has not elected to adopt SFAS No. 123's fair value based method of accounting for stock-based employee compensation. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The Company will adopt the disclosure requirements in the third quarter of fiscal 2003.

Interpretation No. 45:

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which requires a guarantor to recognize and measure certain types of guarantees at fair value. In addition, Interpretation No. 45 requires the guarantor to make new disclosures for these guarantees and other types of guarantees that are not subject to the initial recognition and initial measurement provisions. The disclosure requirements are effective for financial statements for interim or annual periods ended after December 15, 2002, while the recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted the disclosure provisions of Interpretation No. 45 during the second quarter of fiscal 2003 (see Note 18) and will adopt the initial recognition and initial measurement provisions in the third quarter of fiscal 2003. The Company is in the process of evaluating the impact the initial recognition and initial measurement provisions will have on its consolidated financial position and results of operations.

Interpretation No. 46:

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," which requires companies to consolidate certain types of variable interest entities. Interpretation No. 46 is applicable: (i) immediately for all variable interest entities created after January 31, 2003; or (ii) in the first fiscal year or interim period beginning after June 15, 2003 for those created before February 1, 2003. In accordance with Interpretation No. 46, the Company will be required to consolidate one operating lease pertaining to two separate properties, generally known as a "synthetic lease," beginning in the first quarter of fiscal 2004. Please refer to Note 7 below for further discussion of the potential impact the consolidation of the operating lease will have on the Company's consolidated financial position and results of operations. Except for this operating lease, Interpretation No. 46 is not expected to have a material impact on the Company's consolidated financial position and results of operations.

Note 2. Derivative Instruments and Hedging Activities

        The Company's objectives and strategies for holding derivatives are to minimize the transaction and translation risks associated with non-functional currency transactions. The Company does not use derivatives for trading purposes.

        The Company conducts its business and sells its products directly to customers primarily in North America, Europe and Asia-Pacific. In the normal course of business, the Company's financial position is routinely subject to market risks associated with foreign currency rate fluctuations due to balance sheet positions in other local foreign currencies. The Company's policy is to ensure that business exposures to foreign exchange risks are identified, measured and minimized using foreign currency forward contracts to reduce such risks. The foreign currency forward contracts generally expire within 40 days. The change in fair value of these foreign currency forward contracts is recorded under "Interest and other income, net" in the Company's Condensed Consolidated Statements of Operations. At December 31, 2002, the face value of these foreign currency forward contracts was approximately $40.0 million and the change in fair value of such contracts was not material.

Note 3. Inventories

        The components of inventories consisted of the following (in millions):

	December 31, 2002	June 30, 2002
Finished goods	$34.5	$46.7
Work in process	33.6	36.9
Raw materials and purchased parts	27.6	26.4

Total inventories	$95.7	$110.0

        The Company recorded write-downs of excess and obsolete inventories of $16.5 million and $35.4 million for the three and six months ended December 31, 2002, respectively, and $79.8 million and $142.2 million for the three and six months ended December 31, 2001, respectively. The Company recorded these write-downs primarily as a result of the significant decline in the overall levels of forecasted sales as well as changes in expected product mix.

        In addition, the Company consumed previously written-down inventories of $15.2 million and $34.3 million for the three and six months ended December 31, 2002, respectively, and $27.2 million and $31.8 million for the three and six months ended December 31, 2001, respectively.

Note 4. Goodwill

        The following table presents the changes in goodwill allocated to the reportable segments (in millions):

Three Months Ended December 31, 2002:	Communications Products Group	Thin Film Products Group	Total
Balance as of September 30, 2002	$78.9	$42.6	$121.5
Goodwill from acquisitions (see Note 15):
Datacom	(0.5)	—	(0.5)
SFAS No. 142 impairment charge (see Note 8)	(1.3)	—	(1.3)

Balance as of December 31, 2002	$77.1	$42.6	$119.7

Six Months Ended December 31, 2002:	Communications Products Group	Thin Film Products Group	Total
Balance as of June 30, 2002	$291.8	$40.4	$332.2
Assembled workforce reclassified as goodwill	8.6	2.2	10.8
Goodwill from acquisitions (see Note 15):
OptronX's transceiver/transponder unit	5.1	—	5.1
Datacom	(2.7)	—	(2.7)
SFAS No. 142 impairment charge (see Note 8)	(225.7)	—	(225.7)

Balance as of December 31, 2002	$77.1	$42.6	$119.7

Note 5. Other Purchased Intangibles

        The following tables present details of the Company's purchased intangibles other than goodwill (in millions):

As of December 31, 2002:	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$106.7	$(38.3)	$68.4
Other	31.7	(13.2)	18.5

Total purchased intangibles	$138.4	$(51.5)	$86.9

As of June 30, 2002:	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$182.2	$(52.5)	$129.7
Other	278.5	(230.7)	47.8

Total purchased intangibles	$460.7	$(283.2)	$177.5

        Amortization of purchased intangibles was $3.8 million and $12.2 million for the three and six months ended December 31, 2002, respectively, and $109.7 million and $220.3 million for the three and six months ended December 31, 2001, respectively.

        Based on the carrying amount of the purchased intangibles as of December 31, 2002, the estimated future amortization is as follows (in millions):

Years Ended June 30,
2003 (January 1, 2003 to June 30, 2003)	$7.3
2004	14.4
2005	13.5
2006	11.6
2007	8.7
Thereafter	31.4

Total amortization	$86.9

Note 6. Investments

Reduction in Fair Value of Investments:

        The Company periodically reviews its investments for impairment. In the event the carrying value of an investment exceeds its fair value and the decline in fair value is determined to be other-than-temporary, the Company writes down the value of the investment to its fair value. The following table summarizes the components of the reductions in fair value of available-for-sale and non-marketable equity investments (in millions):

	Three Months Ended		Six Months Ended
	December 31, 2002	December 31, 2001	December 31, 2002	December 31, 2001
Available-for-sale investments:
Nortel Networks ("Nortel")	$—	$—	$—	$84.5
Other	—	—	—	9.6
Non-marketable equity investments:
Adept Technology ("Adept")	—	—	19.1	—
Other	8.8	—	8.8	12.4

Total reductions in fair value of investments	$8.8	$—	$27.9	$106.5

        As of December 31, 2002, the Company held 24.7 million shares of Nortel common stock with a fair value of $41.0 million. The Company acquired the shares as a result of the sale of its Zurich, Switzerland subsidiary to Nortel during the third quarter of fiscal 2001. No impairment charge was recorded on the Nortel investment during the three and six months ended December 31, 2002.

        During the second quarter of fiscal 2002, the Company entered into an automation development alliance agreement with Adept (see Note 16). In connection with this alliance, the Company invested $25.0 million in Adept's convertible preferred stock. During the first quarter of fiscal 2003, the Company determined that the decline in fair value of its Adept investment was other-than-temporary and recorded an impairment charge $19.1 million. No impairment charge was recorded during the three and six months ended December 31, 2001.

Equity Method Investments:

        The Company accounts for investments in 50% or less owned companies over which it has the ability to exercise significant influence using the equity method of accounting. As of December 31, 2002, the Company had a commitment to provide additional funding of up to $32.4 million to certain venture capital investment partnerships.

        The following table summarizes the charges related to the Company's equity method investments (in millions):

	Three Months Ended		Six Months Ended
	December 31, 2002	December 31, 2001	December 31, 2002	December 31, 2001
ADVA	$—	$22.1	$—	$41.1
Other	4.0	3.7	6.5	4.0

Total loss on equity method investments	$4.0	$25.8	$6.5	$45.1

ADVA:

        As of December 31, 2002, the Company had a 29% ownership in ADVA, a German company publicly traded in Germany that develops and manufactures fiberoptic components and products. During the three and six months ended December 31, 2001, the Company recorded $0 and $0.7 million, respectively, of amortization related to the difference between the cost of the investment and the underlying equity in the net assets of ADVA.

        During the three and six months ended December 31, 2001, the Company recorded total charges of $0 and $13.9 million, respectively, to write down the basis of its investment in ADVA as the Company determined the decline in fair value was other-than-temporary.

        During the three and six months ended December 31, 2001, the Company recorded $22.1 million and $26.5 million, respectively, as its pro rata share of ADVA's net losses under the equity method. No pro rata share of ADVA's net losses was recorded during the three and six months ended December 31, 2002. The Company reduced the carrying amount of its investment in ADVA to $0 during the second quarter of fiscal 2002. As the Company had no commitment to provide additional funding to ADVA, no further pro rata share of ADVA's net losses was recorded after the second quarter of fiscal 2002. Should ADVA report net income in future periods, the Company will resume applying the equity method after its pro rata share of ADVA's net income exceeds its pro rata share of ADVA's net losses not recognized during the periods the equity method was suspended.

Other Equity Method Investments:

        During the three and six months ended December 31, 2002, the Company recorded $4.0 million and $6.5 million, respectively, as its pro rata share of net losses in the Photonics Fund and other equity method investments. During the three and six months ended December 31, 2001, these charges totaled $3.7 million and $4.0 million, respectively.

Note 7. Commitments and Contingencies

Pending Litigation:

The Securities Class Actions:

        Beginning on March 27, 2002, the first of numerous federal securities class actions was filed against the Company and several of its current and former officers and directors. On July 26, 2002, the Northern District of California consolidated all the securities actions then filed in or transferred to that court under the title In re JDS Uniphase Corporation Securities Litigation, Master File No. C-02-1486 CW, and appointed the Connecticut Retirement Plans and Trust Funds as Lead Plaintiff.

        An amended consolidated complaint was filed on October 11, 2002. It purports to be brought on behalf of a class consisting of those who acquired the Company's securities from July 27, 1999 through July 26, 2001, as well as on behalf of subclasses consisting of those who acquired the Company's common stock pursuant to its acquisitions of OCLI, E-TEK and SDL. The complaint seeks unspecified damages and alleges various violations of the federal securities laws, specifically Sections 10(b), 14(a), 20(a) and 20A of the Securities Exchange Act of 1934 and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933. It also names one of the Company's stockholders as a defendant. On December 13, 2002, the Company moved to dismiss the amended consolidated complaint. On January 23, 2003, plaintiffs filed an opposition. The Company's reply brief is due on February 24, 2003, and a hearing is scheduled for March 14, 2003. No trial date has been set.

        On July 26, 2002, a securities class action captioned Zelman v. JDS Uniphase Corp., No. 02-CV-6002, was filed in the District Court for the Southern District of New York. The complaint, brought by a stockholder purporting to represent a class of purchasers of certain GOALS debt securities issued by an investment bank during the period from March 6, 2001 through September 26, 2001, named the Company, one of its stockholders, and several of its current and former officers and directors as defendants and alleges violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5. The action was transferred to the Northern District of California on September 11, 2002 and assigned a Northern District case number, No. C-02-4656 MJJ. On October 31, 2002, the District Court related the action to In re JDS Uniphase Corporation Securities Litigation, but did not consolidate the action with In re JDS Uniphase Corporation Securities Litigation. On January 7, 2003, the Court appointed Shirley Zelman as Lead Plaintiff. No trial date has been set.

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

        On September 27, 2002, the District Court for the Northern District of California vacated its order to show cause regarding the Court's jurisdiction over the federal court actions (Corwin and Shalom) and consolidated the two actions into Corwin v. Kaplan, Master File No. C-02-2020 CW. On December 13, 2002, the Company moved to dismiss the consolidated federal actions. On January 23, 2003, plaintiffs filed an opposition. The Company's reply brief is due on February 24, 2003, and a hearing is scheduled for March 14, 2003.

        On January 27, 2003, the California state derivative actions were coordinated and consolidated in Santa Clara County Superior Court under the title In re JDS Uniphase Corporation Derivative Litigation,

Master File No. CV 806911. Plaintiffs must file a consolidated amended derivative complaint by March 13, 2003. No trial date has been set in either the state or federal court actions.

The OCLI Shareholder Action:

        On February 3, 2003, an action captioned Pang v. Dwight, No. 02-231989, was filed in California Superior Court for the County of Sonoma. The complaint was brought by a stockholder who purports to represent a class of former shareholders of OCLI who exchanged their OCLI common stock for the Company's common stock when the Company acquired OCLI in February 2000. The complaint names as defendants former directors of OCLI and asserts causes of action for breach of fiduciary duty and breach of the duty of candor. The action seeks unspecified damages and no trial date has been scheduled.

        The Company believes that the factual allegations and circumstances underlying the securities class actions, the derivative actions and the OCLI shareholder action are without merit. The costs of defending these lawsuits have been significant, will continue to be costly and may not be covered by the Company's insurance policies. The defense of these lawsuits could also result in continued diversion of the management's time that could prove to be disruptive to normal business operations. There can be no assurance that the Company will prevail or that the costs of defending these lawsuits will be covered by its insurance policies. An unfavorable outcome or settlement of this litigation could have a material adverse effect on the Company's financial position, liquidity or results of operations.

Other Contingencies:

        During the second quarter of fiscal 2003, the Company determined that a payment on a dispute was probable and estimable. As a result, the Company accrued $8.3 million in connection with the dispute and included the amount under "Selling, general and administrative" expense in the Condensed Consolidated Statement of Operations for the three months ended December 31, 2002. The amount represents the Company's current best estimate of the cost to resolve such dispute. The actual cost may be greater or less than the accrued amount.

        The Company is a party to other litigation matters and claims, which are normal in the course of its operations. While the results of such litigation matters and claims cannot be predicted with certainty, the Company believes that their final outcome will not have a material adverse impact on the Company's financial position, liquidity, or results of operations.

Lease Commitments:

        As of December 31, 2002, the Company had one master lease agreement with a special purpose entity (the "Lessor"), managed and administered by a trustee, for the development of manufacturing, research and development and administrative facilities in Melbourne, Florida and Raleigh, North Carolina. Under a related credit agreement, a group of financial institutions has committed to fund the Lessor a maximum of $59.6 million to develop the projects. As of December 31, 2002, $42.3 million have been drawn and no further withdrawal is permitted as the funding period has expired in accordance with the lease agreement. The lease has an initial term of five years, which began on August 4, 2000, and the Company has an option to renew the lease for two additional terms of one year each, subject to certain conditions. At any time prior to the expiration date of the lease, the Company may, at its option, purchase the properties from the Lessor for $44.6 million (the "Termination Value"), representing the principal balance of the loan and capitalized interest. If the Company elects not to purchase the properties, it may exercise its option to sell them to a third party at market value within 180 days before the end of the lease term. Under the sale option, the Company keeps any sale proceeds in excess of the Termination Value. If the sale proceeds are below the Termination Value, the Company is obligated to pay up to approximately $37.5 million of any shortfall.

        On an annual basis or when indicators of impairment exist, the Company is required to evaluate the expected fair value of the properties at the end of the lease term. In the event the Company determines that it is probable and estimable that the expected fair value of the properties at the end of the lease term will be less than the Termination Value, the Company accrues for the estimated loss. The Company recorded the following charges in connection with the estimated loss on the properties (in millions):

	FY 2003 YTD	FY 2002	Total
Raleigh, North Carolina properties	$3.5	$11.8	$15.3
Melbourne, Florida properties	0.7	—	0.7

Total	$4.2	$11.8	$16.0

Raleigh, North Carolina Properties:

        In connection with its Phase 2 restructuring activities, the Company announced its plan to vacate buildings located in the Raleigh, North Carolina site (see Note 10). During the first quarter of fiscal 2002 and second quarter of fiscal 2003, the Company accrued losses of $11.8 million and $3.5 million, respectively, representing the difference between the expected fair value of the properties at the end of the lease term and their carrying value. The Company recorded the charges under "Restructuring charges" in the Condensed Consolidated Statements of Operations.

Melbourne, Florida Properties:

        During the second quarter of fiscal 2003, the Company accrued a loss of $7.4 million, representing the difference between the expected fair value of the properties at the end of the lease term and their carrying value, and recorded the amount as an asset, which is being amortized on a straight-line basis through the end of the lease term. As of December 31, 2002, $2.8 million were included under "Other current assets" and $3.9 million were included under "Other assets" in the Condensed Consolidated Balance Sheet. Amortization expense totaled $0.7 million in the second quarter of fiscal 2003 and was recorded under "Selling, general and administrative expense" in the Condensed Consolidated Statement of Operations.

        Neither the real estate assets nor the debt associated with the development of the projects was included on the Company's Condensed Consolidated Balance Sheet as of December 31, 2002. In January 2003, the FASB issued Interpretation No. 46, which will require the Company to consolidate the real estate assets and liabilities associated with the operating lease beginning in the first quarter of fiscal 2004. If the Company were to consolidate this operating lease on January 1, 2003, the potential impact on the Company's financial position and results of operations would be as follows:

Condensed Consolidated Balance Sheet:

Accounts	Explanation of Impact
Other current assets	Decrease by $2.8 million due to the recognition of deferred impairment charges related to the Melbourne, Florida properties.

Property, plant and equipment, net
(i) Increase by $42.4 million for the net book value of the properties in both locations;
(ii) Decrease by the $15.3 million accrued loss recorded in connection with the Raleigh, North Carolina properties; and
(iii) Decrease by the $7.4 million accrued loss recorded in connection with the Melbourne, Florida properties.
Other assets	Decrease by $3.9 million due to the recognition of deferred impairment charges related to the Melbourne, Florida properties.
Restructuring accrual
(i) Decrease by the $15.3 million accrued loss associated with the Raleigh, North Carolina properties; and
(ii) Decrease by $1.6 million due to the reversal of accrued lease charges associated with the Raleigh, North Carolina properties.
Other non-current liabilities
(i) Increase by $44.6 million related to the Company's debt obligations associated with the properties in both locations; and
(ii) Decrease by the $7.4 million accrued loss associated with the Melbourne, Florida properties.
Accumulated deficit
(i) Increase by $6.7 million recorded for the impairment charge related to the Melbourne, Florida properties; and
(ii) Increase by $0.6 million due to the difference between the assets and liabilities added to the balance sheet, which is offset by the reversal of accrued lease charges associated with the Raleigh, North Carolina properties.

Condensed Consolidated Statement of Operations:

Accounts	Explanation of Impact
Reduction of long-lived assets	Increase by $6.7 million for the decrease in the fair value of the Melbourne, Florida properties.
Cumulative effect of a change in accounting principle
Increase by approximately $0.6 million due to the difference between the assets and liabilities added to the balance sheet, which is offset by the reversal of accrued lease charges associated with the Raleigh, North Carolina properties.

        After consolidation, the Company would incur additional depreciation of approximately $0.1 million quarterly. In addition, quarterly rent expense of approximately $0.2 million, which consists of interest-only payment based on a variable London Interbank Offer Rate ("LIBOR"), would be classified as interest expense in the Condensed Consolidated Statement of Operations as a result of the consolidation.

        As of December 31, 2002, the Company restricted $46.9 million of its short-term investments as collateral for specified obligations of the Lessor under the lease. These investment securities are restricted as to withdrawal and are managed by third parties subject to certain limitations under the Company's investment policy. In addition, the Company must maintain a minimum consolidated tangible net worth, as defined, of $500.0 million.

Note 8. Reduction of Goodwill

        For the three and six months ended December 31, 2002, the Company recorded $1.3 million and $225.7 million, respectively, of impairment charges in accordance with SFAS No. 142. For the three and six months ended December 31, 2001, the Company recorded $1,265.1 million and $1,296.3 million, respectively, of impairment charges in accordance with SFAS No. 121.

Fiscal 2003 Charges:

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

        As part of its quarterly review of financial results in the first quarter of fiscal 2003, the Company noted indicators that the carrying value of its goodwill related to three reporting units may not be recoverable and performed an additional impairment review of its goodwill. The impairment review was performed because of the prolonged economic downturn affecting the Company's operations and revenue forecasts. As the Company determined that the continued decline in market conditions within the Company's industry was significant and prolonged, the Company evaluated the recoverability of its goodwill in accordance with SFAS No. 142 during the first quarter of fiscal 2003. The Company did not identify any impairment indicators during the second quarter of fiscal 2003.

        The first step of the interim SFAS No. 142 analysis consisted of a comparison of the fair value of the reporting units with their carrying amount, including the goodwill allocated to each reporting unit. The fair value of the reporting units was determined based on a combination of the income approach, which estimates the fair value based on the future discounted cash flows, and the market approach, which estimates the fair value based on comparable market prices. Under the income approach, the Company assumed a cash flow period of 5 years, long-term annual growth rates of 9% to 33%, a discount rate of 12.5% and terminal value growth rates of 5% to 7%. Based on the first step analysis, the Company determined that the carrying amount of three reporting units within the Communications Products Group was in excess of their fair value. As such, the Company was required to perform the second step analysis on the three reporting units that have failed the first step test to determine the amount of the impairment loss. The second step analysis consisted of comparing the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill for each of the three reporting units, with an impairment charge resulting from any excess of the carrying value of the reporting unit goodwill over the implied fair value of the reporting unit goodwill.

        As of the filing of the Quarterly Report on Form 10-Q for the first quarter of fiscal 2003, the Company had not completed the second step analysis due to the complexities involved in determining the implied fair value of the goodwill of each reporting unit. However, the Company determined that an impairment loss was probable and could be reasonably estimated. Therefore, as permitted by SFAS No. 142, the Company recorded an estimated impairment charge of $224.4 million to reduce the carrying value of its goodwill in the first quarter of fiscal 2003.

        During the second quarter of fiscal 2003, the Company completed the second step analysis in connection with the impairment review for the first quarter of fiscal 2003 and recorded an additional impairment charge of $1.3 million, as the actual impairment charge was determined to be higher than the estimated charge recorded in the first quarter of fiscal 2003.

        The following table summarizes the impairment charges recorded during the second quarter and first half of fiscal 2003 (in millions):

	Three Months Ended	Six Months Ended
Reporting Units
	December 31, 2002
Communications Products Group:
Active Components	$—	$54.6
Optical Layer	—	28.7
Transmission	1.3	142.4

Total	$1.3	$225.7

Fiscal 2002 Charges:

        As a result of the Phase 2 restructuring activities in the first quarter of fiscal 2002 (see Note 10), the Company restructured its businesses and realigned its operations to focus on certain markets and core opportunities. In the process, the Company abandoned certain redundant products and product platforms and reduced its workforce that had been valued in previous acquisitions. In accordance with SFAS No. 121, the Company wrote down the related intangible assets to their fair value, which was deemed to be $0, and recorded total charges of $31.2 million related to goodwill.

        As part of its quarterly reviews of financial results, the Company noted indicators in the second quarter of fiscal 2002 that the carrying value of its goodwill may not be recoverable and performed an impairment review. The impairment review was performed pursuant to SFAS No. 121 because of the prolonged economic downturn affecting the Company's operations and revenue forecasts. As a result of the prolonged economic downturn, the Company's projected future revenue and cash flows for certain of the Company's asset groupings were revised downward in the second quarter of fiscal 2002. Therefore, the Company recorded charges to reduce goodwill based on the amounts by which the carrying amounts of these assets exceeded their fair value. Fair value was determined based on discounted future cash flows for the operating entities that had separately identifiable cash flows.

        The following table summarizes the write-downs of goodwill for the second quarter of fiscal 2002 (in millions):

Acquired Entities	Reductions of Goodwill	Long-Term Annual Growth Rate
OCLI	$514.1	5%-60%
SDL	751.0	15%-60%

Total	$1,265.1

        The Company assumed a cash flow period of 5 years, a discount rate of 14%, and terminal growth rates of 5% to 7%. The long-term annual growth rates are higher in the early years of the 5-year cash flow period, representing the Company's estimated growth in the period of industry recovery, and a reduced growth rate in the later years.

Note 9. Reduction of Other Long-Lived Assets

        For the three and six months ended December 31, 2002, the Company recorded $0 and $154.6 million, respectively, of reductions in the carrying value of its long-lived assets in accordance with SFAS No. 144. For the three and six months ended December 31, 2001, the Company recorded $2.5 million and $13.3 million, respectively, of reductions in the carrying value of its long-lived assets in accordance with SFAS No. 121. These charges excluded asset write-downs associated with the Global

Realignment Program (see Note 10). The following table summarizes the components of the reductions of other long-lived assets (in millions):

	Three Months Ended		Six Months Ended
	December 31, 2002	December 31, 2001	December 31, 2002	December 31, 2001
Assets held and used:
Purchased intangibles (other than goodwill)	$—	$2.5	$68.6	$13.3
Property, plant and equipment	—	—	79.1	—
Assets held for sale:
Property and equipment	—	—	6.9	—

Total reductions of other long-lived assets	$—	$2.5	$154.6	$13.3

        Total reductions of other long-lived assets for all periods were primarily related to business units within the Company's Communications Products Group.

Fiscal 2003 Charges:

Assets Held and Used:

        On July 1, 2002, the Company adopted SFAS No. 144, under which long-lived assets other than goodwill are tested for recoverability if certain events or changes in circumstances indicate that the carrying value may not be recoverable. The Company noted indicators during the first quarter of fiscal 2003 that the carrying value of its long-lived assets, including purchased intangibles recorded in connection with its various acquisitions and property, plant and equipment, may not be recoverable and performed an impairment review. The impairment review was performed pursuant to SFAS No. 144 because of the prolonged economic downturn affecting the Company's operations and revenue forecasts. As a result of the prolonged economic downturn, the Company's projected future revenue and cash flows for certain of the Company's asset groupings were revised downward in the first quarter of fiscal 2003. Therefore, the Company evaluated the recoverability of its long-lived assets and recorded impairment charges based on the amounts by which the carrying amounts of these assets exceeded their fair value. For purchased intangibles, fair value was determined based on discounted future cash flows for the operating entities that had separately identifiable cash flows. For tangible fixed assets, the Company valued these assets that were subject to impairment using specific appraisals.

        The following table summarizes the write-downs of purchased intangibles and property, plant and equipment by acquisition for the first quarter of fiscal 2003 (in millions):

Acquired Entities	Purchased Intangibles	Property, Plant and Equipment
Datacom	$39.1	$15.6
Epitaxx	19.9	26.3
SDL	—	24.3
Scion	8.9	12.9
Other	0.7	—

Total	$68.6	$79.1

        During the second quarter of fiscal 2003, the Company noted no impairment indicators in connection with its long-lived assets held and used, and accordingly, a test of recoverability of its long-lived assets was not required for the second quarter of fiscal 2003.

Assets Held for Sale:

        During the first quarter of fiscal 2003, the Company announced an agreement to sell the majority of the assets of Cronos to MEMSCAP, a supplier of optical micro-electro-mechanical system solutions. The Company completed the sale during the second quarter of fiscal 2003 (see Note 17). In accordance with SFAS No. 144, the Company was required to measure these assets held for sale, consisting primarily of property and equipment, at the lower of their carrying amount or fair value less cost to sell during the first quarter of fiscal 2003. The Company recognized a loss of $6.6 million in connection with these assets held for sale.

        During the second quarter of fiscal 2003, the Company completed the sale of SIFAM to SIFAM Fibre Optics Limited (see Note 17). In accordance with SFAS No. 144, the Company measured the assets held for sale, consisting of property and equipment, at the lower of their carrying amount or fair value less cost to sell during the first quarter of fiscal 2003. The Company recognized a loss of $0.3 million in connection with these assets held for sale.

Fiscal 2002 Charges:

        As a result of the Phase 2 restructuring activities in the first quarter of fiscal 2002 (see Note 10), the Company restructured its businesses and realigned its operations to focus on certain markets and core opportunities. In the process, the Company abandoned certain redundant products and product platforms and reduced its workforce that had been valued in previous acquisitions. In accordance with SFAS No. 121, the Company wrote down the related intangible assets to their fair value, which was deemed to be $0, and recorded total charges of $10.8 million related to purchased intangibles other than goodwill.

        As part of its quarterly reviews of financial results, the Company noted indicators in the second quarter of fiscal 2002 that the carrying value of its long-lived assets, including significant amounts of purchased intangibles recorded in connection with its various acquisitions, may not be recoverable and performed an impairment review. The impairment review was performed pursuant to SFAS No. 121 because of the prolonged economic downturn affecting the Company's operations and revenue forecasts. As a result of the prolonged economic downturn, the Company's projected future revenue and cash flows for certain of the Company's asset groupings were revised downward in the second quarter of fiscal 2002. Therefore, the Company recorded charges to reduce its long-lived assets based on the amounts by which the carrying amounts of these assets exceeded their fair value. Fair value was determined based on discounted future cash flows for the operating entities that had separately identifiable cash flows.

        The following table summarizes the write-downs of its long-lived assets, consisting of purchased intangibles, for the second quarter of fiscal 2002 (in millions):

Acquired Entity	Purchased Intangibles	Long-Term Annual Growth Rate
SDL	$2.5	15%-60%

        The Company assumed a cash flow period of 5 years, a discount rate of 14%, and terminal growth rates of 5% to 7%. The long-term annual growth rates are higher in the early years of the 5-year cash flow period, representing the Company's estimated growth in the period of industry recovery, and a reduced growth rate in the later years.

Note 10. Global Realignment Program Charges

Overview:

        In April 2001, the Company initiated the Global Realignment Program, under which it began restructuring its business in response to the economic downturn. Through the end of the second quarter of fiscal 2003, the Company implemented five phases of restructuring activities and recorded total restructuring charges of $623.1 million. In addition, the Company incurred charges other than restructuring of $448.1 million related to the Global Realignment Program. These charges are summarized as follows (in millions):

	FY 2003 YTD	FY 2002	FY 2001	Total
Restructuring charges:
Phase 1	$—	$—	$264.3	$264.3
Phase 1 adjustments and cash proceeds received	3.0	(7.1)	—	(4.1)
Phase 2	—	243.0	—	243.0
Phase 2 adjustments and cash proceeds received	5.0	(17.9)	—	(12.9)
Phase 3	—	42.0	—	42.0
Phase 3 adjustments	(2.4)	—	—	(2.4)
Phase 4	27.7	—	—	27.7
Phase 4 adjustments	(0.5)	—	—	(0.5)
Phase 5	66.0	—	—	66.0

Total restructuring charges	98.8	260.0	264.3	623.1
Charges other than restructuring	28.9	182.7	236.5	448.1

Total Global Realignment Program charges through December 31, 2002	$127.7	$442.7	$500.8	$1,071.2

        Under the Global Realignment Program, the Company is consolidating and reducing its manufacturing, research and development, sales and administrative facilities in North America, Europe and Asia-Pacific. The total number of sites closed or scheduled for closure is 28. Based on the decisions made through the end of the second quarter of fiscal 2003, the Company will reduce its total workforce by approximately 19,300 employees. As of December 31, 2002, 17,290 employees have been terminated.

        Activities associated with the Global Realignment Program from inception through the end of the second quarter of fiscal 2003 are discussed in further detail below.

Phase 1 Restructuring Activities:

        The Company implemented its Phase 1 restructuring activities during the fourth quarter of fiscal 2001. The following table summarizes the Company's Phase 1 restructuring charges from inception through the end of the second quarter of fiscal 2003 (in millions):

	Workforce Reduction	Facilities and Equipment	Lease Costs	Total
Initial restructuring charges—Phase 1	$79.1	$122.2	$63.0	$264.3
Cash payments	(24.9)	—	(0.9)	(25.8)
Non-cash charges	(11.1)	(122.2)	—	(133.3)

Accrual balance as of June 30, 2001	43.1	—	62.1	105.2
Cash payments	(31.3)	—	(17.0)	(48.3)
Adjustments	(10.5)	5.1	0.7	(4.7)
Cash proceeds in excess of salvage value	—	(2.4)	—	(2.4)
Non-cash charges	—	(2.7)	—	(2.7)

Accrual balance as of June 30, 2002	1.3	—	45.8	47.1
Cash payments	(0.1)	—	(2.1)	(2.2)
Cash proceeds in excess of salvage value	—	(0.6)	—	(0.6)
Non-cash charges	—	0.6	—	0.6

Accrual balance as of September 30, 2002	1.2	—	43.7	44.9
Cash payments	—	—	(2.0)	(2.0)
Adjustments	—	4.9	(1.0)	3.9
Cash proceeds in excess of salvage value	—	(0.3)	—	(0.3)
Non-cash charges	—	(4.6)	—	(4.6)

Accrual balance as of December 31, 2002	$1.2	$—	$40.7	$41.9

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

Workforce Reduction:

        In connection with the Phase 1 restructuring activities, the Company recorded total charges of $79.1 million primarily related to severance and fringe benefits associated with the reduction of approximately 8,800 employees, which includes non-cash severance charges of $11.1 million related to the modification of a former executive's stock options. During fiscal 2002, the Company recorded a decrease of $10.5 million to the accrual balance, as the actual amounts paid for such charges were lower than originally estimated.

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

Facilities and Equipment and Lease Costs:

        In connection with the Phase 1 restructuring activities, property and equipment that were disposed of or removed from operations resulted in a charge of $122.2 million, of which $89.3 million were related to the Communications Products Group, $29.4 million were related to the Thin Film Products Group and $3.5 million were related to the "All Other" category for segment reporting purposes (see Note 14). The property and equipment write-downs consisted primarily of owned buildings, leasehold improvements, computer equipment and related software, production and engineering equipment, and office equipment, furniture and fixtures. During fiscal 2002 and the second quarter of fiscal 2003, the Company recorded total adjustments of $5.1 million and $4.9 million, respectively, primarily due to additional declines in the fair market value of owned buildings held for disposal. In addition, during fiscal 2002, the Company received $2.4 million of cash proceeds in excess of the estimated salvage value of certain restructured assets sold. These cash proceeds totaled $0.3 million and $0.9 million, respectively, for the second quarter and first half of fiscal 2003.

        The Company has substantially completed the disposal of its restructured assets through auctions, donations and scrapping of the assets. The remaining assets are primarily owned buildings that could not be sold within twelve months as was previously expected. The market conditions in the cities where these buildings are located, Plymouth, United Kingdom and Taipei, Taiwan, have continued to weaken during fiscal 2003. This was exacerbated with the continued economic downturn in the communications industry. The Company currently anticipates disposing of these assets within the next 9 to 12 months.

        In connection with the Phase 1 restructuring activities, the Company incurred charges of $63.0 million for exiting and terminating leases primarily related to excess or closed facilities with planned future exit dates. The Company estimated the cost of exiting and terminating the facility leases based on the contractual terms of the agreements and real estate market conditions. During fiscal 2002, the Company recorded a net increase of $0.7 million to the accrual balance. This adjustment consisted of an increase of $8.4 million due to changes in real estate market conditions, which resulted in changes regarding estimated vacancy duration and sublease income, offset by a decrease of $7.7 million as a result of negotiating subleases and termination agreements. During the second quarter of fiscal 2003, the Company recorded a decrease of $1.0 million to the accrual balance primarily due to changes in real estate market conditions, which resulted in changes regarding estimated vacancy duration and sublease income. The Company anticipates that it will take approximately 16 to 33 months to sublease the remaining various vacated properties. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2018.

Phase 2 Restructuring Activities:

        The Company implemented its Phase 2 restructuring activities during the first quarter of fiscal 2002. The following table summarizes the Company's Phase 2 restructuring charges from inception through the end of the second quarter of fiscal 2003 (in millions):

	Workforce Reduction	Facilities and Equipment	Lease Costs	Total
Initial restructuring charges—Phase 2	$55.8	$141.3	$45.9	$243.0
Cash payments	(47.2)	—	(13.6)	(60.8)
Adjustments	(5.0)	(2.9)	(6.8)	(14.7)
Cash received in excess of salvage value	—	(3.2)	—	(3.2)
Non-cash charges	—	(135.2)	—	(135.2)

Accrual balance as of June 30, 2002	3.6	—	25.5	29.1
Cash payments	(1.5)	—	(1.2)	(2.7)
Adjustments	(1.9)	—	(0.6)	(2.5)
Cash received in excess of salvage value	—	(1.6)	—	(1.6)
Non-cash charges	—	1.6	—	1.6

Accrual balance as of September 30, 2002	0.2	—	23.7	23.9
Cash payments	(0.2)	—	(1.7)	(1.9)
Adjustments	—	—	9.4	9.4
Cash received in excess of salvage value	—	(0.3)	—	(0.3)
Non-cash charges	—	0.3	—	0.3

Accrual balance as of December 31, 2002	$—	$—	$31.4	$31.4

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

Workforce Reduction:

        In connection with the Phase 2 restructuring activities, the Company recorded total charges of $55.8 million primarily related to severance and fringe benefits associated with the reduction of approximately 5,300 employees. During fiscal 2002 and the first quarter of fiscal 2003, the Company recorded a decrease of $5.0 million and $1.9 million to the accrual balance, respectively, as the actual amounts paid for such charges were lower than originally estimated.

        Approximately 4,400 employees were engaged in manufacturing, 400 in research and development, and 500 in selling, general and administrative functions. Approximately 4,950 employees were located in North America, 300 in Europe, and 50 in Asia-Pacific. The Company completed its Phase 2 workforce reduction during the first quarter of fiscal 2003.

Facilities and Equipment and Lease Costs:

        In connection with the Phase 2 restructuring activities, property and equipment that were disposed of or removed from operations resulted in total charges of $141.3 million, of which $129.5 million were related to the Communications Products Group and $11.8 million were related to the Thin Film Products Group. The property and equipment write-downs consisted primarily of leasehold improvements, computer equipment and related software, production and engineering equipment, and office equipment, furniture and fixtures. During fiscal 2002, the Company recorded total adjustments of $2.9 million as a result of differences between the actual and estimated net book value of assets written down. In addition, during fiscal 2002, the Company received approximately $3.2 million of cash proceeds in excess of the estimated salvage value of certain restructured assets sold. These cash proceeds totaled $0.3 million and $1.9 million, respectively, during the second quarter and first half of fiscal 2003. The Company has substantially completed its disposal of the restructured assets.

        In connection with the Phase 2 restructuring activities, the Company accrued total charges of $45.9 million for exiting and terminating leases primarily related to excess or closed facilities with planned future exit dates. The Company estimated the cost of exiting and terminating the facility leases based on the contractual terms of the agreements and real estate market conditions. During fiscal 2002, the Company recorded a net decrease of $6.8 million to the accrual balance. This adjustment consisted of a decrease of $7.4 million due to changes in real estate market conditions, which resulted in changes regarding estimated vacancy duration and sublease income, offset by an increase of $0.6 million as a result of negotiating subleases and termination agreements. During the first quarter of fiscal 2003, the Company made a decision to re-occupy and put back into operations approximately half of a building that had previously been vacated under the restructuring plan and recorded a reduction of $0.6 million to the accrued lease charges. During the second quarter of fiscal 2003, the Company recorded an additional $9.4 million to the accrual balance. This adjustment included $3.5 million of accrued charges, representing the difference between the expected fair value of the Company's properties located in Raleigh, North Carolina, at the end of the lease term and their cost basis (see Note 7), and $5.9 million of additional charges related to other properties due to changes in real estate market conditions, which resulted in changes regarding estimated vacancy duration and sublease income. The Company anticipates that it will take approximately 16 to 18 months to sublease the remaining various vacated properties. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2011.

Phase 3 Restructuring Activities:

        The Company implemented its Phase 3 restructuring activities during the fourth quarter of fiscal 2002. The following table summarizes the Company's Phase 3 restructuring charges from inception through the end of the second quarter of fiscal 2003 (in millions):

	Workforce Reduction	Facilities and Equipment	Lease Costs	Total
Initial restructuring charges—Phase 3	$26.7	$10.4	$4.9	$42.0
Cash payments	(12.0)	—	—	(12.0)
Non-cash charges	—	(10.4)	—	(10.4)

Accrual balance as of June 30, 2002	14.7	—	4.9	19.6
Cash payments	(4.1)	—	—	(4.1)

Accrual balance as of September 30, 2002	10.6	—	4.9	15.5
Cash payments	(2.3)	—	(0.1)	(2.4)
Adjustments	(1.9)	—	(0.5)	(2.4)

Accrual balance as of December 31, 2002	$6.4	$—	$4.3	$10.7

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

Workforce Reduction:

        In connection with the Phase 3 restructuring activities, the Company recorded total charges of $26.7 million primarily related to severance and fringe benefits associated with the reduction of approximately 1,600 employees. During the second quarter of fiscal 2003, the Company recorded a decrease of $1.9 million to the accrual balance, as the actual amounts paid for such charges were lower than originally estimated.

        Approximately 1,100 employees were engaged in manufacturing, 300 in research and development, and 200 in selling, general and administrative functions. Approximately 1,200 employees were located in North America, 200 in Europe and 200 in Asia-Pacific. As of December 31, 2002, approximately 1,200 employees have been terminated. The Company expects to complete its Phase 3 workforce reduction by the end of the fourth quarter of fiscal 2003.

Facilities and Equipment and Lease Costs:

        In connection with the Phase 3 restructuring activities, property and equipment that were disposed of or removed from operations resulted in total charges of $10.4 million, all of which were related to the Communications Products Group. The property and equipment write-downs consisted primarily of leasehold improvements, computer equipment and related software, production and engineering equipment, and office equipment, furniture and fixtures. The Company expects to complete the disposal of property and equipment by the end of the fourth quarter of fiscal 2003.

        In connection with the Phase 3 restructuring activities, the Company accrued total charges of $4.9 million for exiting and terminating leases primarily related to excess or closed facilities with planned future exit dates. The Company estimated the cost of exiting and terminating the facility leases based on the contractual terms of the agreements and real estate market conditions. During the second quarter of fiscal 2003, the Company recorded an adjustment to decrease the accrual balance by $0.5 million primarily due to changes in real estate market conditions, which resulted in changes regarding estimated vacancy duration and sublease income. The Company anticipates that it will take approximately 16 to 33 months to sublease the remaining various vacated properties. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2009.

Phase 4 Restructuring Activities:

        The Company implemented its Phase 4 restructuring activities during the first quarter of fiscal 2003. The following table summarizes the Company's Phase 4 restructuring charges from inception through the end of the second quarter of fiscal 2003 (in millions):

	Workforce Reduction	Lease Costs	Total
Initial restructuring charges—Phase 4	$20.5	$7.2	$27.7
Cash payments	(5.8)	—	(5.8)

Accrual balance as of September 30, 2002	14.7	7.2	21.9
Cash payments	(5.3)	(0.2)	(5.5)
Adjustments	—	(0.5)	(0.5)

Accrual balance as of December 31, 2002	$9.4	$6.5	$15.9

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

Workforce Reduction:

        In connection with the Phase 4 restructuring activities, the Company recorded total charges of $20.5 million primarily related to severance and fringe benefits associated with the reduction of approximately 1,150 employees. Approximately 800 employees were engaged in manufacturing, 250 in research and development, and 100 in selling, general and administrative functions. All employees were located in North America. As of December 31, 2002, approximately 820 employees have been terminated. The Company expects to complete its Phase 4 workforce reduction by the end of the first quarter of fiscal 2004.

Lease Costs:

        In connection with the Phase 4 restructuring activities, the Company accrued total charges of $7.2 million for exiting and terminating leases primarily related to excess or closed facilities with planned future exit dates. The Company estimated the cost of exiting and terminating the facility leases based on the contractual terms of the agreements and real estate market conditions. During the second quarter of fiscal 2003, the Company recorded a decrease of $0.5 million to the accrual balance primarily due to changes in real estate market conditions, which resulted in changes regarding estimated vacancy duration and sublease income. The Company anticipates that it will take approximately 16 months to sublease the remaining various vacated properties. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2016.

Phase 5 Restructuring Activities:

        The Company implemented its Phase 5 restructuring activities during the second quarter of fiscal 2003. The following table summarizes the Company's Phase 5 restructuring charges from inception through the end of the second quarter of fiscal 2003 (in millions):

	Workforce Reduction	Facilities and Equipment	Lease Costs	Total
Initial restructuring charges—Phase 5	$35.5	$0.5	$30.0	$66.0
Cash payments	(5.1)	—	—	(5.1)
Non-cash charges	—	(0.5)	—	(0.5)

Accrual balance as of December 31, 2002	$30.4	$—	$30.0	$60.4

        In connection with the Phase 5 restructuring activities, management with the appropriate level of authority approved and committed the Company to plans to close one site, vacate buildings at the closed site as well as at other continuing operations and reduce its workforce by approximately 1,700 employees. The site to be closed is located in Eindhoven, Netherlands.

Workforce Reduction:

        In connection with the Phase 5 restructuring activities, the Company recorded total charges of $35.5 million primarily related to severance and fringe benefits associated with the reduction of approximately 1,700 employees. Approximately 1,400 employees were engaged in manufacturing, 100 in research and development, and 200 in selling, general and administrative functions. Approximately 1,400 employees were located in North America and 300 employees in Europe. As of December 31, 2002, approximately 420 employees have been terminated. The Company expects to complete its Phase 5 workforce reduction by the end of the second quarter of fiscal 2004.

Facilities and Equipment and Lease Costs:

        In connection with the Phase 5 restructuring activities, property and equipment that were disposed of or removed from operations resulted in total charges of $0.5 million related to the Communications Products Group. The property and equipment write-downs consisted primarily of leasehold improvements, computer equipment and related software, production and engineering equipment, and office equipment, furniture and fixtures. The Company expects to complete the disposal of property and equipment by the end of the second quarter of fiscal 2004.

        In connection with the Phase 5 restructuring activities, the Company accrued total charges of $30.0 million for exiting and terminating leases primarily related to excess or closed facilities with planned future exit dates. The Company estimated the cost of exiting and terminating the facility leases based on the contractual terms of the agreements and real estate market conditions. The Company anticipates that it will take approximately 18 to 58 months to sublease the remaining various vacated properties. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2021.

Charges Other Than Restructuring:

        In addition to the charges recorded in connection with the restructuring activities, the Company incurred total other charges of $448.1 million related to the Global Realignment Program. Details of these charges were as follows (in millions):

	FY 2003 YTD	FY 2002	FY 2001	Total
Property and equipment	$22.9	$164.7	$6.4	$194.0
Inventories	—	—	173.5	173.5
Purchase commitments and other obligations	(5.3)	(7.4)	55.6	42.9
Workforce reduction	9.0	12.3	0.2	21.5
Lease costs	0.5	6.4	—	6.9
Moving and other costs	1.8	6.7	0.8	9.3

Total other charges	$28.9	$182.7	$236.5	$448.1

        During fiscal 2002 and 2001, the Company recorded $164.7 million and $6.4 million, respectively, of additional depreciation from a change in the estimated useful life and the write-downs on property and equipment that were identified for disposal but remained in use until the date of disposal. During the second quarter and first half of fiscal 2003, these charges totaled $13.5 million and $22.9 million, respectively. Total amount recorded in fiscal 2002 was net of $3.8 million of cash proceeds in excess of the estimated salvage value of certain assets sold. These cash proceeds totaled $1.3 million and $2.3 million in the second quarter and first half of fiscal 2003.

        During fiscal 2001, the Company recorded inventory write-downs, purchase commitments and other obligations of $229.1 million resulting from product consolidations and discontinuations in connection with the Global Realignment Program. During fiscal 2002, the Company recorded a decrease of $7.4 million to the accrual balance, as the actual amounts paid to settle certain commitments and other obligations were lower than originally estimated. These adjustments totaled $0 and $5.3 million during the second quarter and first half of fiscal 2003.

        During fiscal 2002 and 2001, the Company recorded workforce reduction charges of $12.3 million and $0.2 million, respectively, which included payments for severance and fringe benefits that were not associated with a formal plan of termination, retention bonuses and employee relocation costs. During the second quarter and first half of fiscal 2003, the Company recorded workforce reduction charges of $6.0 million and $9.0 million, respectively, primarily related to retention bonuses. The severance and fringe benefits charges incurred in these periods were as a result of the reduction of approximately 750 employees, consisting of approximately 600 in manufacturing, 50 in research and development, and 100 in selling, general and administrative functions. Approximately 150 employees were located in North America, 100 in Europe and 500 in Asia-Pacific. All 750 employees have been terminated and severance and benefit payments related to these employees have been paid in full.

        During fiscal 2002, the Company announced the closure of one site at Piscataway, New Jersey. Lease costs of $6.4 million were primarily related to exiting and terminating building leases at this site. The Company estimated the cost of exiting and terminating the facility leases based on the contractual terms of the agreements and the real estate market conditions. The Company anticipates that it will take approximately 9 to 51 months to sublease the vacated properties. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2011. During the second quarter and first half of fiscal 2003, the Company recorded additional lease charges of $0.5 million due to changes in real estate market conditions, which resulted in changes regarding estimated vacancy duration and sublease income.

        During fiscal 2002 and 2001, the Company incurred moving and other costs of $6.7 million and $0.8 million, respectively, related to the physical relocation of certain facilities and equipment from buildings that the Company has disposed of or planned to dispose of. During the second quarter and first half of fiscal 2003, these costs totaled $0.8 million and $1.8 million, respectively.

        Charges other than restructuring were recorded in the Company's Condensed Consolidated Statements of Operations as follows (in millions):

	FY 2003 YTD	FY 2002	FY 2001	Total
Cost of sales	$4.4	$124.6	$220.7	$349.7
Research and development	1.3	8.2	2.9	12.4
Selling, general and administrative	23.2	49.9	12.9	86.0

Total other charges	$28.9	$182.7	$236.5	$448.1

        As of December 31, 2002, the accrual balance related to these charges was $11.9 million, consisting primarily of the purchase and lease commitments. The accrual balance was included in "Other current liabilities" in the Company's Condensed Consolidated Balance Sheet.

Recommissioning of Assets:

        Since the beginning of 2001, the Company's industry has experienced a dramatic downturn and has remained very volatile. In April 2001, the Company implemented its Global Realignment Program based on the best information available at the time. Management with the appropriate level of authority approved and committed the Company to execute the Global Realignment Program. As the Company continued to execute its restructuring plans to realign its operations and consolidate the facilities, the Company recommissioned certain property and equipment during the fourth quarter of fiscal 2002 that had previously been removed from operations and fully depreciated or written down under the Global Realignment Program. These assets were placed back into service due to the following reasons: (i) unanticipated changes in the industry and customer demand for certain product lines, (ii) impact of unforeseen warranty obligations, and (iii) changes in initial estimates. The total net book value of the recommissioned property and equipment at the time of the write-downs was

$27.7 million, of which $15.9 million were related to the Communications Products Group, $10.7 million were related to the Thin Film Products Group and $1.1 million were related to the "All Other" category for segment reporting purposes (see Note 14). The recommissioned property and equipment were put back into use with a carrying value of $0 during the fourth quarter of fiscal 2002. Based on the dates these assets were placed back into service and taking into consideration the potential impact of the impairment loss on these assets, the Company would have incurred additional depreciation expense of approximately $1.1 million and $2.3 million in the second quarter and first half of fiscal 2003, respectively.

Note 11. Income Tax Expense

        The Company recorded a provision for income tax expense of $0.9 million for the three and six months ended December 31, 2002, as compared to a provision for income tax expense of $177.8 million and $373.0 million for the three and six months ended December 31, 2001, respectively. The $0.9 million provision for income tax expense recorded for the three and six months ended December 30, 2002 was due to the Canadian withholding taxes on inter-company interest payments. The provision for income tax expense differed from the expected tax benefit that would be calculated by applying the federal statutory rate to the loss before income taxes primarily due to the Canadian withholding taxes on interest payments and increases in the valuation allowance for the deferred tax assets. Due to the continued economic uncertainty in the industry, the Company has recorded net deferred tax assets as of December 31, 2002 only to the extent of offsetting deferred tax liabilities or recoverable income taxes.

        The provision for income tax expense recorded for the three and six months ended December 31, 2001 differed from the expected tax benefit that would be calculated by applying the federal statutory rate to the loss before income taxes primarily due to the net effect of non-deductible acquisition-related charges, write-offs of deferred tax assets recorded in prior business combinations relating to assumed employee stock options that either expired unexercised or were exercised during the quarter when the market value of the underlying stock was less than the previously recorded value at the business combination date, increases in the valuation allowance for domestic deferred tax assets recorded in prior periods due to reductions in the Company's forecasts of future domestic taxable income and the elimination of deferred tax liabilities recorded in prior business combinations.

Note 12. Net Loss Per Share

        The following table sets forth the computation of basic and diluted net loss per share (in millions, except per-share data):

	Three Months Ended		Six Months Ended
	December 31, 2002	December 31, 2001	December 31, 2002	December 31, 2001
Numerator:
Net loss	$(214.9)	$(2,130.5)	$(735.4)	$(3,354.9)

Denominator:
Weighted average number of common shares outstanding	1,414.7	1,330.1	1,413.7	1,326.8

Net loss per share—basic and diluted	$(0.15)	$(1.60)	$(0.52)	$(2.53)

        As the Company incurred net losses for the three and six months ended December 31, 2002, the effect of dilutive securities totaling 3.2 million and 3.4 million equivalent shares, respectively, has been excluded from the calculation of diluted net loss per share because it was anti-dilutive. As the Company incurred net losses for the three and six months ended December 31, 2001, the effect of dilutive securities totaling 21.4 million and 24.0 million equivalent shares, respectively, has been excluded from the calculation of diluted net loss per share because it was anti-dilutive.

Note 13. Comprehensive Loss

        The Company's accumulated other comprehensive loss consists of the accumulated net unrealized gains (losses) on available-for-sale investments, net of tax, and foreign currency translation adjustments. At December 31, 2002 and June 30, 2002, the Company had a balance of net unrealized gains of $12.1 million and $3.3 million, respectively, on available-for-sale investments. Additionally, at December 31, 2002 and June 30, 2002, the Company had $30.2 million and $27.1 million, respectively, of foreign currency translation losses.

        The components of comprehensive loss were as follows (in millions):

	Three Months Ended		Six Months Ended
	December 31, 2002	December 31, 2001	December 31, 2002	December 31, 2001
Net loss	$(214.9)	$(2,130.5)	$(735.4)	$(3,354.9)
Change in unrealized gains on available-for-sale investments, net of tax	32.6	23.3	8.8	28.6
Change in foreign currency translation	8.8	(0.3)	(3.1)	(18.3)

Comprehensive loss	$(173.5)	$(2,107.5)	$(729.7)	$(3,344.6)

Note 14. Segment Information

        The Company evaluates its reportable segments in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company has identified Jozef Straus, Chief Executive Officer, and Syrus Madavi, President and Chief Operating Officer, as its Chief Operating Decision Makers ("CODMs") pursuant to SFAS No. 131. The CODMs allocate resources to the segments based on their business prospects, competitive factors, net sales and operating results.

        The Company designs and manufactures products for fiberoptic communications, as well as for markets where its core optics technologies provide solutions for industrial, commercial and consumer applications. As a result of the Company's continuing efforts to restructure its operations under the Global Realignment Program, the Company changed the structure of its internal organization during the first quarter of fiscal 2003 and concluded that it has two principal reportable segments:

  (i)
  Communications Products Group:

    The Communications Products Group consists of the Company's communication businesses, which provide fiberoptic components and modules for system manufacturers in the telecommunications, data communications and cable television industries.

  (ii)
  Thin Film Products Group:

    The Thin Film Products Group consists of the Company's non-communications businesses and includes laser subsystems products and thin film products for display, security, decorative, aerospace and defense applications.

        The amounts shown as "All other" consist of certain unallocated corporate-level operating expenses, as well as the Company's division which designs and manufactures automated and semi-automated systems for the manufacture of fiberoptic components and modules. In addition, the Company does not allocate income taxes, non-operating income and expenses or specifically identifiable assets to its segments. Where practicable, the Company allocates corporate sales, marketing, finance and administration expenses to the segments, primarily as a percentage of net sales.

        Information on reportable segments is as follows (in millions):

	Three Months Ended		Six Months Ended
	December 31, 2002	December 31, 2001	December 31, 2002	December 31, 2001
Communications Products Group:
Net sales	$74.7	$221.6	$183.7	$477.1
Intersegment sales	—	—	—	—

Net sales to external customers	74.7	221.6	183.7	477.1
Operating loss	(96.6)	(210.4)	(181.7)	(524.6)
Thin Film Products Group:
Net sales	83.3	65.2	168.8	142.0
Intersegment sales	(1.4)	(3.5)	(2.9)	(9.2)

Net sales to external customers	81.9	61.7	165.9	132.8
Operating income (loss)	1.6	(9.4)	10.7	(36.9)
Net sales by reportable segments	156.6	283.3	349.6	609.9
All other net sales	—	2.8	—	4.8

Total net sales	156.6	286.1	349.6	614.7

Operating loss by reportable segments	(95.0)	(219.8)	(171.0)	(561.5)
All other operating income (loss)	(95.6)	37.7	(130.2)	(29.5)
Unallocated amounts:
Acquisition-related charges and payroll taxes on stock option exercises	(16.7)	(493.3)	(40.4)	(960.9)
Reduction of goodwill and other long-lived assets	(1.3)	(1,267.6)	(380.3)	(1,309.6)
Interest and other income, net	6.6	9.7	19.5	24.8
Loss on sale of subsidiaries	(0.5)	—	(0.5)	—
Gain on sale of investments	1.3	6.4	2.8	6.4
Reduction in fair value of investments	(8.8)	—	(27.9)	(106.5)
Loss on equity method investments	(4.0)	(25.8)	(6.5)	(45.1)

Loss before income taxes	$(214.0)	$(1,952.7)	$(734.5)	$(2,981.9)

Note 15. Acquisitions

OptronX, Inc:

        On September 18, 2002, the Company completed the acquisition of the transceiver/transponder business unit of OptronX, Inc ("OptronX"). The Company believes that the acquisition will extend its transmission product line in metro and short-reach applications. Under the terms of the acquisition, the Company paid OptronX $6.2 million in cash. Direct transaction costs were immaterial. In addition, the Company may be required to make a contingent payment of up to $4.5 million in cash based on the financial performance of the acquired business unit in calendar year 2003. Any future payments to OptronX will be accounted for as goodwill.

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

        A portion of the purchase price has been allocated to existing technology and acquired in-process research and development ("IPR&D"). They were identified and valued through analysis of data provided by OptronX concerning developmental products, their stage of development, the time and resources needed to complete them, their expected income generating ability, target markets and associated risks. The Income Approach was the primary technique used in valuing the existing technology. The discount rate used was 20%.

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

        Goodwill of $5.1 million has been assigned to the Communications Products Group and is not amortized but is reviewed annually for impairment, or more frequently if impairment indicators arise, in accordance with SFAS No. 142. The entire amount of goodwill is expected to be deductible for tax purposes over 15 years under Internal Revenue Code 197.

Datacom:

        During the second quarter of fiscal 2003, the Company completed the allocation of the purchase price of Datacom, which the Company acquired in the second quarter of fiscal 2002. The following table summaries the allocation of the purchase price (in millions):

Tangible assets acquired:
Inventories	$14.6
Property and equipment	16.1
Intangible assets acquired:
Existing technology	45.1
Core technology	15.4
Supply/contract manufacturing agreements	6.4
Non-competition agreement	1.7
Distribution agreements	1.7
Real estate license agreement	0.6
In-process research and development	22.1
Goodwill	212.2

Total purchase price	$335.9

        During the three and six months ended December 31, 2002, the Company recorded adjustments of $0.5 million and $2.7 million, respectively, as a result of the final valuation of the inventories acquired from IBM. The Company has received $2.2 million of the refund and expects to receive the remaining $0.5 million in the third quarter of fiscal 2003.

Note 16. Related Party Transactions

Adept:

        On October 22, 2001, the Company entered into an automation development alliance agreement with Adept for optical component and module manufacturing processes. Under the agreement, Adept agreed to pay the Company up to $5.0 million for certain research and development activities. In connection with this alliance, the Company invested $25.0 million in Adept's convertible preferred stock and the investment was accounted for under the cost method. During the first quarter of fiscal 2003, the Company recorded $19.1 million of reductions in fair value of its investment in Adept as a decline in fair value was noted and determined to be other-than-temporary (see Note 6).

        During the second quarter of fiscal 2003, the Company and Adept mutually terminated the automation development alliance agreement. As a result of the termination, Adept issued the Company a promissory note to pay off its outstanding obligation of $1.0 million to the Company. The promissory note of $1.0 million bears an interest rate of 7% per annum and is due and payable on September 30, 2004.

Innovance Networks:

        As of December 31, 2002, the Company had a $6.0 million investment, or approximately 3% ownership, in Innovance Networks ("Innovance"), a privately held company founded in May 2000 specializing in photonic networking solutions. Innovance was one of the Company's significant customers during fiscal 2002. However, Innovance was no longer a significant customer during the three and six months ended December 31, 2002.

Note 17. Sale of Subsidiaries

        The following table summarizes the net loss the Company realized on the sales of two subsidiaries during the second quarter of fiscal 2003 (in millions):

Gain on sale of Cronos	$0.2
Loss on sale of SIFAM	(0.7)

Total	$(0.5)

        During the second quarter of fiscal 2003, the Company completed the sale of the majority of the assets of Cronos, a subsidiary located in Raleigh, North Carolina, to MEMSCAP, a supplier of optical micro-electro-mechanical system ("MEMS") solutions located in France. As part of the transaction, the Company received 10.5 million shares of MEMSCAP valued at $4.1 million. In addition, the Company received warrants to purchase up to 6.5 million shares of MEMSCAP based on the future performance of Cronos over a 30-month period following the completion of the sale. In connection with the sale, the Company and MEMSCAP entered into a long-term strategic supply relationship, under which MEMSCAP will supply the Company with MEMS products.

        During the second quarter of fiscal 2003, the Company completed the sale of SIFAM, a subsidiary located in Torquay, United Kingdom, to SIFAM Fibre Optics Limited. As part of the transaction, the Company received approximately 31,000 preference shares of SIFAM Fibre Optics Limited valued at approximately $0.8 million.

Note 18. Guarantees

        The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) divestiture agreements, under which the Company may provide customary indemnifications to purchasers of the Company's businesses or assets; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company's use of the applicable premises; and (iii) certain agreements with the Company's officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship.

        The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheets as of December 31, 2002.

Product Warranties:

        In general, the Company offers a one-year warranty for most of its products in the Communications Products Group, and a three-month to one-year warranty for most of its products in the Thin Film Products Group. The Company provides reserves for the estimated costs of product warranties at the time revenue is recognized. The Company estimates the costs of its warranty obligations based on its historical experience of known product failure rates, use of materials to repair or replace defective products and service delivery costs incurred in correcting product failures. In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise with specific products. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

        The following table presents the changes in the Company's warranty reserve during the three and six months ended December 31, 2002 (in millions):

Three Months Ended December 31, 2002:		Six Months Ended December 31, 2002:
Balance as of September 30, 2002	$66.2	Balance as of June 30, 2002	$73.6
Accrued warranty expense	4.2	Accrued warranty expense	6.6
Usage of reserve	(4.0)	Usage of reserve	(12.8)
Other	0.4	Other	(0.6)

Balance as of December 31, 2002	$66.8	Balance as of December 31, 2002	$66.8

Note 19. Subsequent Event

        In January 2003, the Company acquired LA Label Co. ("LAL"), a supplier of labels and packaging solutions. The Company believes that the acquisition will expand its capability to provide integrated optical technology solutions for product security and brand authentication markets. Under the terms of the purchase agreement, the consideration consisted of $19.4 million in cash, of which $2.0 million were retained by the Company for any future liabilities the Company may incur resulting from any breach of general representations or warranties made by LAL. The retained amount will be paid to the former shareholders of LAL eighteen months after the acquisition date in the event no such breach of representations or warranties exists. The Company will account for the acquisition as a purchase transaction under SFAS No. 141 in the third quarter of fiscal 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Global Realignment Program Update

        We initiated the Global Realignment Program in April 2001, under which we are restructuring our business in response to the economic downturn in our industry. Highlights of the Global Realignment Program are as follows:

  •
  Beginning in the fourth quarter of fiscal 2001 and continuing through the end of the second quarter of fiscal 2003, we recorded total costs of $1,071.2 million related to the implementation of the Global Realignment Program. The total costs consisted of $623.1 million of charges associated with our restructuring activities. In addition, we recorded $448.1 million in charges other than restructuring associated with our Global Realignment Program.

  •
  We have reduced our workforce by approximately 17,290 employees under the Global Realignment Program. The following table presents a history of our employment levels:

Date	Number of Employees	Explanation
March 17, 2001	28,677	Our highest employment level.
Less:	(2,446)	Attrition and reductions in workforce prior to the inception of the Global Realignment Program (net of additions).

April 24, 2001	26,231	Employment level at the inception of the Global Realignment Program.
Less:	(17,290)	Employees terminated under the Global Realignment Program.
Less:	(1,867)	Attrition not part of the Global Realignment Program (net of additions).

December 31, 2002	7,074	Employment at the end of the second quarter of fiscal 2003.

  •
  We have closed or scheduled to close 28 sites, vacated buildings at these sites as well as at continuing operations, and reduced our manufacturing, research and development, sales and administrative facilities. The 28 sites closed or scheduled for closure were as follows:

North America:	Asheville, North Carolina; Columbus, Ohio; Eatontown, New Jersey; Freehold, New Jersey; Gloucester, Massachusetts; Manteca, California; Ottawa, Ontario (2 sites); Piscataway, New Jersey; Raleigh, North Carolina; Richardson, Texas; Rochester, New York; San Jose, California (2 sites)(1); Toronto, Ontario; Victoria, British Columbia.
Europe:
Arnhem, Netherlands; Bracknell, United Kingdom; Eindhoven, Netherlands; Hillend, United Kingdom; Oxford, United Kingdom; Plymouth, United Kingdom; Torquay, United Kingdom; Waghaeusel-Kirrlach, Germany; Witham, United Kingdom.
Asia-Pacific:	Shunde, China; Sydney, Australia; Taipei, Taiwan.

(1)
Two sites in San Jose, California are scheduled to close. They are: (i) the Commercial Laser operations, which are being relocated to Santa Rosa, California; and (ii) the E-TEK operations,

  which will be relocated to West Trenton, New Jersey and Shenzhen, China. Our San Jose headquarters will continue to occupy a portion of the E-TEK site.

        In response to the continued business downturn, we are planning further restructuring activities under the Global Realignment Program, including primarily further reductions of employment and additional site closures. Prior to the inception of the Global Realignment Program in April 2001, our annual spending rate on overhead costs, research and development, and selling, general and administrative activities was approximately $1.7 billion. Since its inception, we have reduced our annual expenses to date by approximately $1.1 billion. We expect that, when completed in calendar year 2004, the Global Realignment Program will generate a total annual cost reduction rate of approximately $1.3 billion.

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

        We adopted SFAS No. 142 on July 1, 2002. However, goodwill and purchased intangibles with indefinite useful lives acquired after June 30, 2001 were immediately subject to the non-amortization provision of SFAS No. 142. As such, goodwill totaling $236.8 million associated with our acquisitions of the optical transceiver unit from IBM ("Datacom") in December 2001 and Scion Photonics ("Scion") in April 2002 was not amortized in fiscal 2002. The adoption of SFAS No. 142 is expected to have a material impact on our consolidated financial position and results of operations primarily because goodwill is no longer amortized. Application of the non-amortization provisions has eliminated goodwill amortization of approximately $3.3 million and $10.8 million during the second quarter and first half of fiscal 2003, respectively, related to acquisitions completed prior to July 1, 2001.

        In conjunction with the implementation of SFAS No. 142, we completed the transitional impairment review related to the carrying value of goodwill as of July 1, 2002 and determined that there was no impairment beyond amounts previously recorded as of that date. For the three months ended September 30, 2002, due to the presence of impairment indicators for the goodwill associated with three of our reporting units, we performed an additional impairment review of the goodwill associated with those reporting units during the first quarter of fiscal 2003 and recorded an estimated impairment charge of $224.4 million. We completed the impairment review during the second quarter of fiscal 2003 and recorded an additional impairment charge of $1.3 million. Please refer to the "Reduction of Goodwill" section below for further discussion.

        A reconciliation of the reported net loss and net loss per share to the amounts adjusted for the exclusion of amortization of: (i) goodwill from acquisitions; (ii) equity method goodwill related to ADVA; and (iii) assembled workforce, net of the related tax effect, was as follows (in millions, except per-share data):

	Three Months Ended		Six Months Ended
	December 31, 2002	December 31, 2001	December 31, 2002	December 31, 2001
Reported net loss	$(214.9)	$(2,130.5)	$(735.4)	$(3,354.9)
Add back:
Amortization of:
Goodwill from acquisitions	—	331.6	—	664.3
Equity method goodwill related to ADVA	—	—	—	0.7
Assembled workforce	—	3.3	—	7.4
Income tax effect	—	(8.6)	—	(17.8)

Adjusted net loss	$(214.9)	$(1,804.2)	$(735.4)	$(2,700.3)

Reported net loss per share—basic and diluted	$(0.15)	$(1.60)	$(0.52)	$(2.53)

Adjusted net loss per share—basic and diluted	$(0.15)	$(1.36)	$(0.52)	$(2.04)

SFAS No. 144:

        In August 2001, the FASB issued SFAS No. 144, which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and certain provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 retains the fundamental provisions of SFAS No. 121 related to: (i) the recognition and measurement of the impairment of long-lived assets to be held and used, and (ii) the measurement of long-lived assets to be disposed by sale. It provides more guidance on estimating cash flows when performing recoverability tests, requires long-lived assets to be disposed of other than by sale to be classified as held and used until disposal, and establishes more restrictive criteria to classify long-lived assets as held for sale. In addition, SFAS No. 144 supersedes the accounting and reporting provisions of APB Opinion No. 30 for the disposal of a segment of a business. However, it retains the basic provisions of APB Opinion No. 30 to report discontinued operations separately from continuing operations and extends the reporting of a discontinued operation to a component of an entity.

        We adopted SFAS No. 144 on July 1, 2002. Under SFAS No. 121, excluding asset write-downs associated with the Global Realignment Program, we recorded impairment charges of $5,979.4 million in fiscal 2002. The adoption of SFAS No. 144 may have a material impact on our consolidated financial position and results of operations if the industry and economic downturn continues to affect our operations and sales forecasts, primarily because SFAS No. 144 excludes goodwill, which may result in certain long-lived assets being subject to impairment charges sooner than they would have been recorded under SFAS No. 121. During the second quarter and first half of fiscal 2003, we recorded impairment charges of $0 and $154.6 million, respectively, under SFAS No. 144. Please refer to the "Reduction of Other Long-Lived Assets" section below for further discussion.

SFAS No. 146:

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. In addition, SFAS No. 146 establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The effect of the adoption of SFAS No. 146 is dependent on our related activities. As we continue to restructure our business under our Global Realignment Program, we expect that the adoption of SFAS No. 146 will have a material impact on our consolidated financial position and results of operations, primarily relating to the timing of recognition of future restructuring charges.

SFAS No. 148:

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The transition provisions do not currently have an impact on our consolidated financial position and results of operations as we have not elected to adopt SFAS No. 123's fair value based method of accounting for stock-based employee compensation. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. We will adopt the disclosure requirements in the third quarter of fiscal 2003.

Interpretation No. 45:

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,"

which requires a guarantor to recognize and measure certain types of guarantees at fair value. In addition, Interpretation No. 45 requires the guarantor to make new disclosures for these guarantees and other types of guarantees that are not subject to the initial recognition and initial measurement provisions. The disclosure requirements are effective for financial statements for interim or annual periods ended after December 15, 2002, while the recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We adopted the disclosure provisions of Interpretation No. 45 during the second quarter of fiscal 2003 and will adopt the initial recognition and initial measurement provisions in the third quarter of fiscal 2003. We are in the process of evaluating the impact the initial recognition and initial measurement provisions will have on our consolidated financial position and results of operations.

Interpretation No. 46:

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," which requires companies to consolidate certain types of variable interest entities. Interpretation No. 46 is applicable: (i) immediately for all variable interest entities created after January 31, 2003, or (ii) in the first fiscal year or interim period beginning after June 15, 2003 for those created before February 1, 2003. In accordance with Interpretation No. 46, we will be required to consolidate one operating lease pertaining to two separate properties, generally known as a "synthetic lease," beginning in the first quarter of fiscal 2004. Please refer to the "Liquidity and Capital Resources" section below for further discussion of the potential impact the consolidation of the operating lease will have on our consolidated financial position and results of operations. Except for this operating lease, Interpretation No. 46 is not expected to have a material impact on our consolidated financial position and results of operations.

Results of Operations—Second Quarter of Fiscal 2003 Compared to Second Quarter of Fiscal 2002

Net Sales:

        For the three months ended December 31, 2002, net sales of $156.6 million represented a decrease of $129.5 million, or 45%, from net sales of $286.1 million during the same prior-year period. The decline in our sales was primarily due to lower demand for our communications products and lower average selling prices for these products, both of which were caused by the dramatic downturn in our industry. The downturn resulted in a decrease in network deployment and capital spending by telecommunications carriers, which in turn caused our customers to reduce their inventory levels, and hence, their need for our products. The decline in our communications revenue quarter-over-quarter was partially offset by the increase in sales of our non-communications products, primarily in display and security markets. As a result of the downturn in the communications industry, revenue from our non-communications products has become increasingly significant to our total net sales, accounting for 52% of our total net sales during the current quarter, as compared to 22% in the second quarter of fiscal 2002. If the downturn in the communications industry continues, we expect our non-communications revenue to continue to account for a significant, and perhaps increasing, portion of our total sales. Please refer to the "Operating Segment Information" section below for further discussion with respect to net sales for each of our reportable segments.

        For the three months ended December 31, 2002, our net sales included $3.6 million of contract-related cancellation payments, as compared to $3.2 million for the three months ended December 31, 2001. We generally recognize such revenue when no future obligations exist and we have received payments from our customers. We expect our cancellation revenue to decline or be eliminated in future periods.

        For the three months ended December 31, 2002, Texas Instruments, a Thin Film Products Group customer of non-communications products, accounted for approximately 15% of our total net sales. For the three months ended December 31, 2001, no customer accounted for more than 10% of our total net sales. Sales to our leading customers vary significantly from quarter to quarter and we do not have the ability to predict future sales to these customers. Moreover, if the downturn in the communications industry continues, we expect telecommunications carriers to continue to have low levels of capital spending, which will further limit our customers', and in turn, our sales.

        For the three months ended December 31, 2002, net sales to our customers outside North America represented 28% of total net sales, as compared to 25% for the three months ended December 31, 2001.

Gross Margin:

        For the three months ended December 31, 2002, gross margin was minus 4% of total net sales, as compared to minus 17% for the three months ended December 31, 2001. Our gross margin improved in the current quarter as compared to the same prior-year period primarily as a result of the following: (i) $0.4 million of charges other than restructuring associated with our Global Realignment Program in the current quarter, as compared to $53.1 million in the same prior-year period; (ii) $16.5 million of write-downs of excess and obsolete inventories in the current quarter, as compared to $79.8 million in the same prior-year period; and (iii) $6.5 million of depreciation in the current quarter, as compared to $23.6 million in the same prior-year period, due to the write-downs of fixed assets as a result of our quarterly impairment reviews and the disposal of fixed assets under the Global Realignment Program. These favorable factors in the current quarter were partially offset by the following: (i) reductions in sales volume coupled with a continued decline in average selling prices of our products; and (ii) a lower margin product mix due to lower sales of high-margin communications components. The impact of consumption of previously written-down inventories on gross margin was the same in terms of percentage of sales during both quarters.

        Our gross margin can generally be affected by a number of factors, including, among others, product volumes, product mix, customer mix, applications mix, product demand, pricing pressures, manufacturing constraints, inventory write-downs, consumption of previously written-down inventories, warranty costs, product yield, stock-based compensation expenses and acquisitions of businesses that may have different margins than ours. If actual orders do not match our forecasts, we may have excess or shortfalls of some materials and components as well as excess inventory purchase commitments. Considering these factors, gross margin fluctuations are difficult to predict and there can be no assurance that we will surpass or maintain gross margin percentages at historical or projected levels in future periods.

Research and Development:

        For the three months ended December 31, 2002, research and development ("R&D") expense was $40.1 million, or 26% of total net sales, as compared to $64.1 million, or 22% of total net sales, for the three months ended December 31, 2001. The decrease in R&D spending in absolute dollar amount in the current quarter as compared to the same prior-year period was primarily due to the cost savings resulting from our Global Realignment Program, which included the elimination of certain product development programs as well as workforce reductions. In addition, the decline in R&D expense was attributable to lower charges other than restructuring associated with our Global Realignment Program incurred in the current quarter, and lower depreciation due to the write-downs of fixed assets as a result of our quarterly impairment reviews and the disposal of fixed assets under the Global Realignment Program. The decrease in R&D spending in the current quarter was partially offset by the inclusion of R&D expenses of $4.2 million from Datacom that we acquired in December 2001. As a percentage of total net sales, the increase in R&D expense was due to our total net sales declining more rapidly than our R&D spending.

        We believe that investment in R&D is critical to attaining our strategic objectives. Despite our continued efforts to reduce expenses under the Global Realignment Program, there can be no assurance that our R&D expenses will continue to decline in future quarters. In addition, there can be no assurance that such expenditures will be successful or that improved processes or commercial products will result from our investment in R&D.

Selling, General and Administrative Expense:

        For the three months ended December 31, 2002, selling, general and administrative ("SG&A") expense was $81.5 million, or 52% of total net sales, as compared to $98.4 million, or 34% of total net sales, for the three months ended December 31, 2001. The decrease in SG&A spending in absolute dollar amount in the current quarter as compared to the same prior-year period was primarily due to: (i) lower personnel-related expenses in the current quarter as a result of workforce reductions and other cost cutting measures implemented under our Global Realignment Program; and (ii) lower depreciation in the current quarter due to the write-downs of fixed assets as a result of our quarterly impairment reviews and the disposal of fixed assets under the Global Realignment Program. The decrease in SG&A spending in the current quarter was partially offset by: (i) additional depreciation of $10.3 million due to a reduction in the estimated useful life of hardware, software and license fees as a result of plans to upgrade our current Enterprise Resource Planning ("ERP") software; (ii) additional charges of $8.3 million for a pending dispute settlement; (iii) the inclusion of SG&A expenses of $5.1 million from Datacom that we acquired in December 2001; (iv) bonus accrual of $1.4 million pursuant to an approved bonus plan; and (v) additional insurance expense of $1.2 million due to higher premiums. As a percentage of total net sales, the increase in SG&A expense was due to our total net sales declining more rapidly than our SG&A spending.

        Despite our continued efforts to reduce expenses under the Global Realignment Program, there can be no assurance that our SG&A expenses will continue to decline in future quarters.

Amortization of Goodwill:

        No amortization of goodwill was recorded in the second quarter of fiscal 2003, as compared to $331.6 million in the second quarter of fiscal 2002. On July 1, 2002, we adopted SFAS No. 142, under which goodwill is no longer amortized but is reviewed for impairment annually, or more frequently if certain events or changes in circumstances indicate that the carrying value may not be recoverable. Please refer to the "Reduction of Goodwill" section below for further discussion of the impairment review on our goodwill.

Amortization of Other Purchased Intangibles:

        Amortization of purchased intangibles other than goodwill was $3.8 million in the second quarter of fiscal 2003, as compared to $109.7 million in the second quarter of fiscal 2002. The decrease in amortization was primarily due to the write-downs of the carrying amount of the purchased intangibles as a result of the impairment charges incurred in prior quarters. Please refer to the "Reduction of Other Long-Lived Assets" section below for further discussion of the impairment charges related to our purchased intangibles.

        Amortization of purchased intangibles will continue to add to our operating expenses. However, we expect that the impact of amortization on our results of operations will decline in the future unless we make additional acquisitions. If the current unfavorable economic downturn continues to affect our operations and sales forecasts, we may determine that our remaining purchased intangibles are impaired, thereby requiring us to write down their carrying value further.

Acquired In-Process Research and Development:

        We incurred no acquired in-process research and development ("IPR&D") charges in the second quarter of fiscal 2003, as compared to $22.1 million resulting from our acquisition of Datacom in the second quarter of fiscal 2002. The amount was expensed on the acquisition date because the acquired technology had not yet reached technological feasibility and had no future alternative uses.

Reduction of Goodwill:

        For the three months ended December 31, 2002, we recorded $1.3 million of impairment charges in accordance with SFAS No. 142. For the three months ended December 31, 2001, we recorded $1,265.1 million of impairment charges in accordance with SFAS No. 121. Please refer to the "Reduction of Goodwill" section for the six-month period below for further discussion.

Reduction of Other Long-Lived Assets:

        For the three months ended December 31, 2002, we did not record any reductions in the carrying value of our long-lived assets in accordance with SFAS No. 144. We reviewed our forecasts and determined that the projected future cash flows for our asset groupings remained consistent with the amounts forecasted during the first quarter of fiscal 2003. As such, we noted no impairment indicators and a test of recoverability of our long-lived assets was not required for the second quarter of fiscal 2003.

        For the three months ended December 31, 2001, we recorded $2.5 million of impairment charges in accordance with SFAS No. 121, excluding asset write-downs associated with the Global Realignment Program. As part of our quarterly reviews of financial results for the second quarter of fiscal 2002, we noted indicators that the carrying value of our long-lived assets, including significant amounts of purchased intangibles recorded in connection with our various acquisitions, may not be recoverable and performed an impairment review. The impairment review was performed pursuant to SFAS No. 121 because of the prolonged economic downturn affecting our operations and revenue forecasts. As a result of the prolonged economic downturn, our projected future revenue and cash flows for certain of our asset groupings were revised downward in the second quarter of fiscal 2002. Therefore, we recorded charges to reduce our long-lived assets based on the amounts by which the carrying amounts of these assets exceeded their fair value. Fair value was determined based on discounted future cash flows for the operating entities that had separately identifiable cash flows.

        The following table summarizes the write-downs of our long-lived assets, consisting of purchased intangibles, for the second quarter of fiscal 2002 (in millions):

Acquired Entity	Purchased Intangibles	Long-Term Annual Growth Rate
SDL	$2.5	15%-60%

        We assumed a cash flow period of 5 years, a discount rate of 14%, and terminal growth rates of 5% to 7%. The long-term annual growth rates are higher in the early years of the 5-year cash flow period, representing our estimated growth in the period of industry recovery, and decrease in the later years.

Global Realignment Program Charges:

        For the three months ended December 31, 2002, we recorded total Global Realignment Program charges of $92.4 million, of which $75.8 million were restructuring charges and $16.6 million were charges other than restructuring. For the three months ended December 31, 2001, we recorded total Global Realignment Program charges of $72.5 million, all of which were related to charges other than restructuring. Please refer to the "Global Realignment Program Charges" section for the six-month period below for further discussion.

Interest and Other Income, Net:

        For the three months ended December 31, 2002, net interest and other income was $6.6 million, as compared to $9.7 million for the three months ended December 31, 2001. The decrease was primarily attributable to a decline in interest income as a result of lower average daily cash and investment balances and lower interest rates.

Loss on Sale of Subsidiaries:

        For the three months ended December 31, 2002, we completed the sale of two of our subsidiaries located in Raleigh, North Carolina and Torquay, United Kingdom, and recognized a net loss of $0.5 million from the transactions.

Gain on Sale of Investments:

        For the three months ended December 31, 2002, we realized a gain of $1.3 million on sales of fixed-income securities. For the three months ended December 31, 2001, we realized a gain of $6.4 million on sales of fixed-income securities as well as non-marketable equity investments to fund our acquisition of Datacom.

Reduction in Fair Value of Investments:

        For the three months ended December 31, 2002, we recorded $8.8 million of reductions in fair value of certain of our non-marketable equity investments as we determined that the decline in fair value was other-than-temporary. For the three months ended December 31, 2001, no reduction in fair value of our investments was recorded.

Loss on Equity Method Investments:

        We recorded $4.0 million of charges during the three months ended December 31, 2002, representing our pro rata share of the net losses on our equity method investments other than ADVA. Our investment in ADVA has been reduced to $0 since the second quarter of fiscal 2002, and no further pro rata share of ADVA's net losses was recorded thereafter as we had no future commitment to provide additional funding to ADVA. Should ADVA report net income in future periods, we will resume applying the equity method after our pro rata share of ADVA's net income exceeds our pro rata share of ADVA's net losses not recognized during the periods the equity method was suspended.

        For the three months ended December 31, 2001, we recorded $25.8 million of losses on our equity method investments, of which $22.1 million were related to our pro rata share of ADVA's net losses and $3.7 million were related to our pro rata share of net losses on other equity method investments.

Income Tax Expense:

        We recorded a provision for income tax expense of $0.9 million for the three months ended December 31, 2002, as compared to $177.8 million for the three months ended December 31, 2001. The provision for income tax expense recorded for the current quarter was due to the Canadian withholding taxes on inter-company interest payments. The provision for income tax expense differed from the expected tax benefit that would be calculated by applying the federal statutory rate to the loss before income taxes primarily due to the Canadian withholding taxes on interest payments and increases in the valuation allowance for the deferred tax assets. Due to the continued economic uncertainty in the industry, we have recorded net deferred tax assets as of December 31, 2002 only to the extent of offsetting deferred tax liabilities or recoverable income taxes.

        The provision for income tax expense recorded for the three months ended December 31, 2001 differed from the expected tax benefit that would be calculated by applying the federal statutory rate to the loss before income taxes primarily due to the net effect of non-deductible acquisition-related charges, write-offs of deferred tax assets recorded in prior business combinations relating to assumed employee stock options that either expired unexercised or were exercised during the quarter when the market value of the underlying stock was less than the previously recorded value at the business combination date, increases in the valuation allowance for domestic deferred tax assets recorded in prior periods due to reductions in our forecasts of future domestic taxable income and the elimination of deferred tax liabilities recorded in prior business combinations.

Operating Segment Information:

        Communications Products Group.    For the three months ended December 31, 2002, net sales of $74.7 million represented a decrease of $146.9 million, or 66%, from the same prior-year period. The decline in our sales was primarily due to lower demand for our communications products and lower average selling prices caused by the dramatic downturn in our industry, which resulted in a decrease in network deployment and capital spending by telecommunications carriers. This in turn caused our customers to reduce their inventory levels. Operating loss as a percentage of net sales was 129% during the current quarter, as compared to an operating loss of 95% of net sales for the same prior-year period. The increase in operating loss in the second quarter of fiscal 2003 as compared to the second quarter of fiscal 2002 was primarily due to the continued decline in average selling prices of our communications products, reductions in sales volume, and a lower margin product mix due to lower sales of high-margin components. However, the increase was partially offset by lower write-downs of excess and obsolete inventories and cost savings resulted from the implementation of our Global Realignment Program.

        Thin Film Products Group.    For the three months ended December 31, 2002, net sales were $81.9 million, an increase of $20.2 million, or 33%, from the same prior-year period. The increase in net sales was primarily attributable to higher demand for our thin film products for display and security markets. Operating income as a percentage of net sales was 2% during the current quarter, as compared to an operating loss of 15% of net sales for the same prior-year period. Operating results improved in the second quarter of fiscal 2003 as compared to the second quarter of fiscal 2002 primarily due to higher sales and cost savings resulted from the implementation of our Global Realignment Program.

Results of Operations—First Half of Fiscal 2003 Compared to First Half of Fiscal 2002

Net Sales:

        For the six months ended December 31, 2002, net sales of $349.6 million represented a decrease of $265.1 million, or 43%, from net sales of $614.7 million during the same prior-year period. The decline in our sales was primarily due to lower demand for our communications products and lower average selling prices for these products, both of which were caused by the dramatic downturn in our industry. The downturn resulted in a decrease in network deployment and capital spending by telecommunications carriers, which in turn caused our customers to reduce their inventory levels, and hence, their need for our products. The decline in our communications revenue was partially offset by the increase in sales of our non-communications products, primarily in display and security markets. As a result of the downturn in the communications industry, revenue from our non-communications products has become increasingly significant to our total net sales, accounting for 47% of our total net sales in the first half of fiscal 2003, as compared to 22% in the first half of fiscal 2002. If the downturn in the communications industry continues, we expect our non-communications revenue to continue to account for a significant, and perhaps increasing, portion of our total sales. Please refer to the "Operating Segment Information" section below for further discussion with respect to net sales for each of our reportable segments.

        For the six months ended December 31, 2002, our net sales included $23.2 million of contract-related cancellation payments, as compared to $3.2 million for the six months ended December 31, 2001. We generally recognize such revenue when no future obligations exist and we have received payments from our customers. We expect our cancellation revenue to decline or be eliminated in future periods.

        For the six months ended December 31, 2002, Texas Instruments, a Thin Film Products Group customer of non-communications products, accounted for approximately 13% of our total net sales. For the six months ended December 31, 2001, no customer accounted for more than 10% of our total net sales. Sales to our leading customers vary significantly from period to period and we do not have the ability to predict future sales to these customers. Moreover, if the downturn in the communications industry continues, we expect telecommunications carriers to continue to have low levels of capital spending, which will further limit our customers', and in turn, our sales.

        For the six months ended December 31, 2002, net sales to our customers outside North America represented 29% of total net sales, as compared to 28% for the six months ended December 31, 2001.

Gross Margin:

        For the six months ended December 31, 2002, gross margin was 1% of total net sales, as compared to minus 10% for the six months ended December 31, 2001. Our gross margin improved in the current six-month period as compared to the same prior-year period primarily due to the following: (i) contract-related cancellation payments of $23.2 million included in total net sales in the current six-month period, as compared to $3.2 million in the same prior-year period; (ii) $4.3 million of charges other than restructuring associated with our Global Realignment Program in the current six-month period, as compared to $79.1 million in the same prior-year period; (iii) $35.4 million of write-downs of excess and obsolete inventories in the current six-month period, as compared to $142.2 million in the same prior-year period; (iv) consumption of previously written-down inventories of $34.3 million in the current six-month period, as compared to $31.8 million in the same prior-year period; (v) $15.9 million of depreciation in the current six-month period, as compared to $49.7 million in the same prior-year period, due to the write-downs of fixed assets as a result of our quarterly impairment reviews and the disposal of fixed assets under the Global Realignment Program; and (vi) $6.6 million of warranty expense in the current six-month period, as compared to $22.0 million in the same prior-year period. These favorable factors in the current six-month period were partially offset by the following: (i) reductions in sales volume coupled with a continued decline in average selling prices of our products; and (ii) a lower margin product mix due to lower sales of high-margin communications components.

        Our gross margin can generally be affected by a number of factors, including, among others, product volumes, product mix, customer mix, applications mix, product demand, pricing pressures, manufacturing constraints, inventory write-downs, consumption of previously written-down inventories, warranty costs, product yield, stock-based compensation expenses and acquisitions of businesses that may have different margins than ours. If actual orders do not match our forecasts, we may have excess or shortfalls of some materials and components as well as excess inventory purchase commitments. Considering these factors, gross margin fluctuations are difficult to predict and there can be no assurance that we will surpass or maintain gross margin percentages at historical or projected levels in future periods.

Research and Development:

        For the six months ended December 31, 2002, research and development ("R&D") expense was $84.8 million, or 24% of total net sales, as compared to $133.3 million, or 22% of total net sales, for the six months ended December 31, 2001. The decrease in R&D spending in absolute dollar amount in the current six-month period as compared to the same prior-year period was primarily due to the cost savings resulting from our Global Realignment Program, which included the elimination of certain product development programs as well as workforce reductions. In addition, the decline in R&D expense was attributable to lower charges other than restructuring associated with our Global Realignment Program incurred in the current six-month period, and lower depreciation due to the write-downs of fixed assets as a result of our quarterly impairment reviews and the disposal of fixed assets under the Global Realignment Program. The decrease in R&D spending in the current six-month period was partially offset by the inclusion of R&D expenses of $10.2 million from Datacom that we acquired in December 2001. As a percentage of total net sales, the increase in R&D expense was due to our total net sales declining more rapidly than our R&D spending.

        We believe that investment in R&D is critical to attaining our strategic objectives. Despite our continued efforts to reduce expenses under the Global Realignment Program, there can be no assurance that our R&D expenses will continue to decline in future periods. In addition, there can be no assurance that such expenditures will be successful or that improved processes or commercial products will result from our investment in R&D.

Selling, General and Administrative Expense:

        For the six months ended December 31, 2002, selling, general and administrative ("SG&A") expense was $147.3 million, or 42% of total net sales, as compared to $204.7 million, or 33% of total net sales, for the six months ended December 31, 2001. The decrease in SG&A spending in absolute dollar amount in the current six-month period as compared to the same prior-year period was primarily due to: (i) lower personnel-related expenses in the current six-month period as a result of workforce reductions and other cost cutting measures implemented under our Global Realignment Program; (ii) lower bad debt expenses in the current six-month period primarily as a result of lower revenue and improved collections; and (iii) lower depreciation in the current six-month period due to the write-downs of fixed assets as a result of our quarterly impairment reviews and the disposal of fixed assets under the Global Realignment Program. The decrease in SG&A spending in the current six-month period was partially offset by: (i) additional depreciation of $17.7 million due to a reduction in the estimated useful life of hardware, software and license fees as a result of plans to upgrade our current ERP software; (ii) the inclusion of SG&A expenses of $10.0 million from Datacom that we acquired in December 2001; (iii) additional charges of $8.3 million for a pending dispute settlement; and (iv) additional bonus accrual of $2.4 million as a result of an approved bonus plan. As a percentage of total net sales, the increase in SG&A expense was due to our total net sales declining more rapidly than our SG&A spending.

        Despite our continued efforts to reduce expenses under the Global Realignment Program, there can be no assurance that our SG&A expenses will continue to decline in future quarters.

Amortization of Goodwill:

        No amortization of goodwill was recorded in the six months ended December 31, 2002, as compared to $664.3 million in the six months ended December 31, 2001. On July 1, 2002, we adopted SFAS No. 142, under which goodwill is no longer amortized but is reviewed for impairment annually, or more frequently if certain events or changes in circumstances indicate that the carrying value may not be recoverable. Please refer to the "Reduction of Goodwill" section below for further discussion of the impairment review on our goodwill.

Amortization of Other Purchased Intangibles:

        Amortization of purchased intangibles other than goodwill was $12.2 million in the six months ended December 31, 2002, as compared to $220.3 million in the six months ended December 31, 2001. The decrease in amortization was primarily due to the write-downs of the carrying amount of the purchased intangibles as a result of the impairment charges incurred during the first half of fiscal 2003 as well as in prior periods. Please refer to the "Reduction of Other Long-Lived Assets" section below for further discussion of the impairment charges related to our purchased intangibles.

        Amortization of purchased intangibles will continue to add to our operating expenses. However, we expect that the impact of amortization on our results of operations will decline in the future unless we make additional acquisitions. If the current unfavorable economic downturn continues to affect our operations and sales forecasts, we may determine that our remaining purchased intangibles are impaired, thereby requiring us to write down their carrying value further.

Acquired In-Process Research and Development:

        For the six months ended December 31, 2002, we recorded $0.4 million of IPR&D charges resulting from our acquisition of OptronX's transceiver/transponder unit, as compared to $22.1 million resulting from our acquisition of Datacom for the six months ended December 31, 2001. The amount was expensed on the acquisition date because the acquired technology had not yet reached technological feasibility and had no future alternative uses.

Reduction of Goodwill:

        For the six months ended December 31, 2002, we recorded $225.7 million of impairment charges in accordance with SFAS No. 142. For the six months ended December 31, 2001, we recorded $1,296.3 million of impairment charges in accordance with SFAS No. 121.

Fiscal 2003 Charges:

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

        As part of our quarterly review of financial results in the first quarter of fiscal 2003, we noted indicators that the carrying value of our goodwill related to three reporting units may not be recoverable and performed an additional impairment review of our goodwill. The impairment review was performed because of the prolonged economic downturn affecting our operations and revenue forecasts. As we determined that the continued decline in market conditions within our industry was significant and prolonged, we evaluated the recoverability of our goodwill in accordance with SFAS No. 142 during the first quarter of fiscal 2003. We did not identify any impairment indicators during the second quarter of fiscal 2003.

        The first step of the interim SFAS No. 142 analysis consisted of a comparison of the fair value of the reporting units with their carrying amount, including the goodwill allocated to each reporting unit. The fair value of the reporting units was determined based on a combination of the income approach, which estimates the fair value based on the future discounted cash flows, and the market approach, which estimates the fair value based on comparable market prices. Under the income approach, we assumed a cash flow period of 5 years, long-term annual growth rates of 9% to 33%, a discount rate of

12.5% and terminal value growth rates of 5% to 7%. Based on the first step analysis, we determined that the carrying amount of three reporting units within the Communications Products Group was in excess of their fair value. As such, we were required to perform the second step analysis on the three reporting units that have failed the first step test to determine the amount of the impairment loss. The second step analysis consisted of comparing the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill for each of the three reporting units, with an impairment charge resulting from any excess of the carrying value of the reporting unit goodwill over the implied fair value of the reporting unit goodwill.

        As of the filing of the Quarterly Report on Form 10-Q for the first quarter of fiscal 2003, we had not completed the second step analysis due to the complexities involved in determining the implied fair value of the goodwill of each reporting unit. However, we determined that an impairment loss was probable and could be reasonably estimated. Therefore, as permitted by SFAS No. 142, we recorded an estimated impairment charge of $224.4 million to reduce the carrying value of our goodwill in the first quarter of fiscal 2003.

        During the second quarter of fiscal 2003, we completed the second step analysis in connection with the impairment review for the first quarter of fiscal 2003 and recorded an additional impairment charge of $1.3 million, as the actual impairment charge was determined to be higher than the estimated charge recorded in the first quarter of fiscal 2003.

        The following table summarizes the impairment charges recorded during the first half of fiscal 2003 (in millions):

Reporting Units	Reductions of Goodwill
Communications Products Group:
Active Components	$54.6
Optical Layer	28.7
Transmission	142.4

Total	$225.7

Fiscal 2002 Charges:

        As a result of the Phase 2 restructuring activities in the first quarter of fiscal 2002 (please refer to the "Global Realignment Program Charges" section below), we restructured our businesses and realigned our operations to focus on certain markets and core opportunities. In the process, we abandoned certain redundant products and product platforms and reduced our workforce that had been valued in previous acquisitions. In accordance with SFAS No. 121, we wrote down the related intangible assets to their fair value, which was deemed to be $0, and recorded total charges of $31.2 million related to goodwill.

        As part of our quarterly reviews of financial results, we noted indicators in the second quarter of fiscal 2002 that the carrying value of our goodwill may not be recoverable and performed an impairment review. The impairment review was performed pursuant to SFAS No. 121 because of the prolonged economic downturn affecting our operations and revenue forecasts. As a result of the prolonged economic downturn, our projected future revenue and cash flows for certain of our asset groupings were revised downward in the second quarter of fiscal 2002. Therefore, we recorded charges to reduce goodwill based on the amounts by which the carrying amounts of these assets exceeded their fair value. Fair value was determined based on discounted future cash flows for the operating entities that had separately identifiable cash flows.

        The following table summarizes the write-downs of goodwill for the second quarter of fiscal 2002 (in millions):

Acquired Entities	Reductions of Goodwill	Long-Term Annual Growth Rate
OCLI	$514.1	5%-60%
SDL	751.0	15%-60%

Total	$1,265.1

        We assumed a cash flow period of 5 years, a discount rate of 14%, and terminal growth rates of 5% to 7%. The long-term annual growth rates are higher in the early years of the 5-year cash flow period, representing our estimated growth in the period of industry recovery, and a reduced growth rate in the later years.

Reduction of Other Long-Lived Assets:

        For the six months ended December 31, 2002, we recorded $154.6 million of reductions in the carrying value of our long-lived assets in accordance with SFAS No. 144. For the six months ended December 31, 2001, we recorded $13.3 million of reductions in the carrying value of our long-lived assets in accordance with SFAS No. 121. These charges excluded asset write-downs associated with the Global Realignment Program. The following table summarizes the components of the reductions of other long-lived assets (in millions):

	Six Months Ended
	December 31, 2002	December 31, 2001
Assets held and used:
Purchased intangibles (other than goodwill)	$68.6	$13.3
Property, plant and equipment	79.1	—
Assets held for sale:
Property and equipment	6.9	—

Total reductions of other long-lived assets	$154.6	$13.3

        Total reductions of other long-lived assets for all periods were primarily related to business units within our Communications Products Group.

Fiscal 2003 Charges:

Assets Held and Used:

        On July 1, 2002, we adopted SFAS No. 144, under which long-lived assets other than goodwill are tested for recoverability if certain events or changes in circumstances indicate that the carrying value may not be recoverable. We noted indicators during the first quarter of fiscal 2003 that the carrying value of our long-lived assets, including purchased intangibles recorded in connection with our various acquisitions and property, plant and equipment, may not be recoverable and performed an impairment review. The impairment review was performed pursuant to SFAS No. 144 because of the prolonged economic downturn affecting our operations and revenue forecasts. As a result of the prolonged economic downturn, our projected future revenue and cash flows for certain of our asset groupings were revised downward in the first quarter of fiscal 2003. Therefore, we evaluated the recoverability of our long-lived assets and recorded impairment charges based on the amounts by which the carrying amounts of these assets exceeded their fair value. For purchased intangibles, fair value was determined based on discounted future cash flows for the operating entities that had separately identifiable cash flows. For tangible fixed assets, we valued these assets that were subject to impairment using specific appraisals.

        The following table summarizes the write-downs of purchased intangibles and property, plant and equipment by acquisition for the first quarter of fiscal 2003 (in millions):

Acquired Entities	Purchased Intangibles	Property, Plant and Equipment
Datacom	$39.1	$15.6
Epitaxx	19.9	26.3
SDL	—	24.3
Scion	8.9	12.9
Other	0.7	—

Total	$68.6	$79.1

        During the second quarter of fiscal 2003, we noted no impairment indicators in connection with our long-lived assets held and used and accordingly, a test of recoverability of our long-lived assets was not required for the second quarter of fiscal 2003.

Assets Held for Sale:

        During the first quarter of fiscal 2003, we announced an agreement to sell the majority of the assets of Cronos to MEMSCAP, a supplier of optical micro-electro-mechanical system solutions. We completed the sale during the second quarter of fiscal 2003. In accordance with SFAS No. 144, we were required to measure these assets held for sale, consisting primarily of property and equipment, at the lower of their carrying amount or fair value less cost to sell during the first quarter of fiscal 2003. We recognized a loss of $6.6 million in connection with these assets held for sale.

        During the second quarter of fiscal 2003, we completed the sale of SIFAM to SIFAM Fibre Optics Limited. In accordance with SFAS No. 144, we measured the assets held for sale, consisting of property and equipment, at the lower of their carrying amount or fair value less cost to sell during the first quarter of fiscal 2003. We recognized a loss of $0.3 million in connection with these assets held for sale.

Fiscal 2002 Charges:

        As a result of the Phase 2 restructuring activities in the first quarter of fiscal 2002, we restructured our businesses and realigned our operations to focus on certain markets and core opportunities. In the process, we abandoned certain redundant products and product platforms and reduced our workforce that had been valued in previous acquisitions. In accordance with SFAS No. 121, we wrote down the related intangible assets to their fair value, which was deemed to be $0, and recorded total charges of $10.8 million related to purchased intangibles other than goodwill.

        As part of our quarterly reviews of financial results, we noted indicators in the second quarter of fiscal 2002 that the carrying value of our long-lived assets, including significant amounts of purchased intangibles recorded in connection with our various acquisitions, may not be recoverable and performed an impairment review. The impairment review was performed pursuant to SFAS No. 121 because of the prolonged economic downturn affecting our operations and revenue forecasts. As a result of the prolonged economic downturn, our projected future revenue and cash flows for certain of our asset groupings were revised downward in the second quarter of fiscal 2002. Therefore, we recorded charges to reduce our long-lived assets based on the amounts by which the carrying amounts of these assets exceeded their fair value. Fair value was determined based on discounted future cash flows for the operating entities that had separately identifiable cash flows.

        The following table summarizes the write-downs of our long-lived assets, consisting of purchased intangibles, for the second quarter of fiscal 2002 (in millions):

Acquired Entity	Purchased Intangibles	Long-Term Annual Growth Rate
SDL	$2.5	15%-60%

        We assumed a cash flow period of 5 years, a discount rate of 14%, and terminal growth rates of 5% to 7%. The long-term annual growth rates are higher in the early years of the 5-year cash flow period, representing our estimated growth in the period of industry recovery, and a reduced growth rate in the later years.

Global Realignment Program Charges:

Overview:

        In April 2001, we initiated the Global Realignment Program, under which we began restructuring our business in response to the economic downturn. Through the end of the second quarter of fiscal 2003, we implemented five phases of restructuring activities and recorded total restructuring charges of $623.1 million. In addition, we incurred charges other than restructuring of $448.1 million related to the Global Realignment Program. These charges are summarized as follows (in millions):

	FY 2003 YTD	FY 2002	FY 2001	Total
Restructuring charges:
Phase 1	$—	$—	$264.3	$264.3
Phase 1 adjustments and cash proceeds received	3.0	(7.1)	—	(4.1)
Phase 2	—	243.0	—	243.0
Phase 2 adjustments and cash proceeds received	5.0	(17.9)	—	(12.9)
Phase 3	—	42.0	—	42.0
Phase 3 adjustments	(2.4)	—	—	(2.4)
Phase 4	27.7	—	—	27.7
Phase 4 adjustments	(0.5)	—	—	(0.5)
Phase 5	66.0	—	—	66.0

Total restructuring charges	98.8	260.0	264.3	623.1
Charges other than restructuring	28.9	182.7	236.5	448.1

Total Global Realignment Program charges through December 31, 2002	$127.7	$442.7	$500.8	$1,071.2

        Under the Global Realignment Program, we are consolidating and reducing our manufacturing, research and development, sales and administrative facilities in North America, Europe and Asia-Pacific. The total number of sites closed or scheduled for closure is 28. Based on the decisions made through the end of the second quarter of fiscal 2003, we will reduce our total workforce by approximately 19,300 employees. As of December 31, 2002, 17,290 employees have been terminated.

        Activities associated with the Global Realignment Program from inception through the end of the second quarter of fiscal 2003 are discussed in further detail below.

Phase 1 Restructuring Activities:

        We implemented our Phase 1 restructuring activities during the fourth quarter of fiscal 2001. The following table summarizes our Phase 1 restructuring charges from inception through the end of the second quarter of fiscal 2003 (in millions):

	Workforce Reduction	Facilities and Equipment	Lease Costs	Total
Initial restructuring charges—Phase 1	$79.1	$122.2	$63.0	$264.3
Cash payments	(24.9)	—	(0.9)	(25.8)
Non-cash charges	(11.1)	(122.2)	—	(133.3)

Accrual balance as of June 30, 2001	43.1	—	62.1	105.2
Cash payments	(31.3)	—	(17.0)	(48.3)
Adjustments	(10.5)	5.1	0.7	(4.7)
Cash proceeds in excess of salvage value	—	(2.4)	—	(2.4)
Non-cash charges	—	(2.7)	—	(2.7)

Accrual balance as of June 30, 2002	1.3	—	45.8	47.1
Cash payments	(0.1)	—	(2.1)	(2.2)
Cash proceeds in excess of salvage value	—	(0.6)	—	(0.6)
Non-cash charges	—	0.6	—	0.6

Accrual balance as of September 30, 2002	1.2	—	43.7	44.9
Cash payments	—	—	(2.0)	(2.0)
Adjustments	—	4.9	(1.0)	3.9
Cash proceeds in excess of salvage value	—	(0.3)	—	(0.3)
Non-cash charges	—	(4.6)	—	(4.6)

Accrual balance as of December 31, 2002	$1.2	$—	$40.7	$41.9

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

Workforce Reduction:

        In connection with the Phase 1 restructuring activities, we recorded total charges of $79.1 million primarily related to severance and fringe benefits associated with the reduction of approximately 8,800 employees, which includes non-cash severance charges of $11.1 million related to the modification of a former executive's stock options. During fiscal 2002, we recorded a decrease of $10.5 million to the accrual balance, as the actual amounts paid for such charges were lower than originally estimated.

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

Facilities and Equipment and Lease Costs:

        In connection with the Phase 1 restructuring activities, property and equipment that were disposed of or removed from operations resulted in a charge of $122.2 million, of which $89.3 million were related to the Communications Products Group, $29.4 million were related to the Thin Film Products Group and $3.5 million were related to the "All Other" category for segment reporting purposes. The property and equipment write-downs consisted primarily of owned buildings, leasehold improvements, computer equipment and related software, production and engineering equipment, and office equipment, furniture and fixtures. During fiscal 2002 and the second quarter of fiscal 2003, we recorded total adjustments of $5.1 million and $4.9 million, respectively, primarily due to additional declines in the fair market value of owned buildings held for disposal. In addition, during fiscal 2002, we received $2.4 million of cash proceeds in excess of the estimated salvage value of certain restructured assets sold. These cash proceeds totaled $0.3 million and $0.9 million, respectively, for the second quarter and first half of fiscal 2003.

        We have substantially completed the disposal of our restructured assets through auctions, donations and scrapping of the assets. The remaining assets are primarily owned buildings that could not be sold within twelve months as was previously expected. The market conditions in the cities where these buildings are located, Plymouth, United Kingdom and Taipei, Taiwan, have continued to weaken during fiscal 2003. This was exacerbated with the continued economic downturn in the communications industry. We currently anticipate disposing of these assets within the next 9 to 12 months.

        In connection with the Phase 1 restructuring activities, we incurred charges of $63.0 million for exiting and terminating leases primarily related to excess or closed facilities with planned future exit dates. We estimated the cost of exiting and terminating the facility leases based on the contractual terms of the agreements and real estate market conditions. During fiscal 2002, we recorded a net increase of $0.7 million to the accrual balance. This adjustment consisted of an increase of $8.4 million due to changes in real estate market conditions, which resulted in changes regarding estimated vacancy duration and sublease income, offset by a decrease of $7.7 million as a result of negotiating subleases and termination agreements. During the second quarter of fiscal 2003, we recorded a decrease of $1.0 million to the accrual balance primarily due to changes in real estate market conditions, which resulted in changes regarding estimated vacancy duration and sublease income. We anticipate that it will take approximately 16 to 33 months to sublease the remaining various vacated properties. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2018.

Phase 2 Restructuring Activities:

        We implemented our Phase 2 restructuring activities during the first quarter of fiscal 2002. The following table summarizes our Phase 2 restructuring charges from inception through the end of the second quarter of fiscal 2003 (in millions):

	Workforce Reduction	Facilities and Equipment	Lease Costs	Total
Initial restructuring charges—Phase 2	$55.8	$141.3	$45.9	$243.0
Cash payments	(47.2)	—	(13.6)	(60.8)
Adjustments	(5.0)	(2.9)	(6.8)	(14.7)
Cash received in excess of salvage value	—	(3.2)	—	(3.2)
Non-cash charges	—	(135.2)	—	(135.2)

Accrual balance as of June 30, 2002	3.6	—	25.5	29.1
Cash payments	(1.5)	—	(1.2)	(2.7)
Adjustments	(1.9)	—	(0.6)	(2.5)
Cash received in excess of salvage value	—	(1.6)	—	(1.6)
Non-cash charges	—	1.6	—	1.6

Accrual balance as of September 30, 2002	0.2	—	23.7	23.9
Cash payments	(0.2)	—	(1.7)	(1.9)
Adjustments	—	—	9.4	9.4
Cash received in excess of salvage value	—	(0.3)	—	(0.3)
Non-cash charges	—	0.3	—	0.3

Accrual balance as of December 31, 2002	$—	$—	$31.4	$31.4

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

Workforce Reduction:

        In connection with the Phase 2 restructuring activities, we recorded total charges of $55.8 million primarily related to severance and fringe benefits associated with the reduction of approximately 5,300 employees. During fiscal 2002 and the first quarter of fiscal 2003, we recorded a decrease of $5.0 million and $1.9 million to the accrual balance, respectively, as the actual amounts paid for such charges were lower than originally estimated.

        Approximately 4,400 employees were engaged in manufacturing, 400 in research and development, and 500 in selling, general and administrative functions. Approximately 4,950 employees were located in North America, 300 in Europe, and 50 in Asia-Pacific. We completed our Phase 2 workforce reduction during the first quarter of fiscal 2003.

Facilities and Equipment and Lease Costs:

        In connection with the Phase 2 restructuring activities, property and equipment that were disposed of or removed from operations resulted in total charges of $141.3 million, of which $129.5 million were related to the Communications Products Group and $11.8 million were related to the Thin Film Products Group. The property and equipment write-downs consisted primarily of leasehold improvements, computer equipment and related software, production and engineering equipment, and office equipment, furniture and fixtures. During fiscal 2002, we recorded total adjustments of $2.9 million as a result of differences between the actual and estimated net book value of assets written down. In addition, during fiscal 2002, we received approximately $3.2 million of cash proceeds in excess of the estimated salvage value of certain restructured assets sold. These cash proceeds totaled $0.3 million and $1.9 million, respectively, during the second quarter and first half of fiscal 2003. We have substantially completed our disposal of the restructured assets.

        In connection with the Phase 2 restructuring activities, we accrued total charges of $45.9 million for exiting and terminating leases primarily related to excess or closed facilities with planned future exit dates. We estimated the cost of exiting and terminating the facility leases based on the contractual terms of the agreements and real estate market conditions. During fiscal 2002, we recorded a net decrease of $6.8 million to the accrual balance. This adjustment consisted of a decrease of $7.4 million due to changes in real estate market conditions, which resulted in changes regarding estimated vacancy duration and sublease income, offset by an increase of $0.6 million as a result of negotiating subleases and termination agreements. During the first quarter of fiscal 2003, we made a decision to re-occupy and put back into operations approximately half of a building that had previously been vacated under the restructuring plan and recorded a reduction of $0.6 million to the accrued lease charges. During the second quarter of fiscal 2003, we recorded an additional $9.4 million to the accrual balance. This adjustment included $3.5 million of accrued charges, representing the difference between the expected fair value of our properties located in Raleigh, North Carolina, at the end of the lease term and their cost basis (pleas refer to the "Liquidity and Capital Resources" section below for further discussion), and $5.9 million of additional charges related to other properties due to changes in real estate market conditions, which resulted in changes regarding estimated vacancy duration and sublease income. We anticipate that it will take approximately 16 to 18 months to sublease the remaining various vacated properties. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2011.

Phase 3 Restructuring Activities:

        We implemented our Phase 3 restructuring activities during the fourth quarter of fiscal 2002. The following table summarizes our Phase 3 restructuring charges from inception through the end of the second quarter of fiscal 2003 (in millions):

	Workforce Reduction	Facilities and Equipment	Lease Costs	Total
Initial restructuring charges—Phase 3	$26.7	$10.4	$4.9	$42.0
Cash payments	(12.0)	—	—	(12.0)
Non-cash charges	—	(10.4)	—	(10.4)

Accrual balance as of June 30, 2002	14.7	—	4.9	19.6
Cash payments	(4.1)	—	—	(4.1)

Accrual balance as of September 30, 2002	10.6	—	4.9	15.5
Cash payments	(2.3)	—	(0.1)	(2.4)
Adjustments	(1.9)	—	(0.5)	(2.4)

Accrual balance as of December 31, 2002	$6.4	$—	$4.3	$10.7

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

Workforce Reduction:

        In connection with the Phase 3 restructuring activities, we recorded total charges of $26.7 million primarily related to severance and fringe benefits associated with the reduction of approximately 1,600 employees. During the second quarter of fiscal 2003, we recorded a decrease of $1.9 million to the accrual balance, as the actual amounts paid for such charges were lower than originally estimated.

        Approximately 1,100 employees were engaged in manufacturing, 300 in research and development, and 200 in selling, general and administrative functions. Approximately 1,200 employees were located in North America, 200 in Europe and 200 in Asia-Pacific. As of December 31, 2002, approximately 1,200 employees have been terminated. We expect to complete our Phase 3 workforce reduction by the end of the fourth quarter of fiscal 2003.

Facilities and Equipment and Lease Costs:

        In connection with the Phase 3 restructuring activities, property and equipment that were disposed of or removed from operations resulted in total charges of $10.4 million, all of which were related to the Communications Products Group. The property and equipment write-downs consisted primarily of leasehold improvements, computer equipment and related software, production and engineering equipment, and office equipment, furniture and fixtures. We expect to complete the disposal of property and equipment by the end of the fourth quarter of fiscal 2003.

        In connection with the Phase 3 restructuring activities, we accrued total charges of $4.9 million for exiting and terminating leases primarily related to excess or closed facilities with planned future exit dates. We estimated the cost of exiting and terminating the facility leases based on the contractual terms of the agreements and real estate market conditions. During the second quarter of fiscal 2003, we recorded an adjustment to decrease the accrual balance by $0.5 million primarily due to changes in real estate market conditions, which resulted in changes regarding estimated vacancy duration and sublease income. We anticipate that it will take approximately 16 to 33 months to sublease the remaining various vacated properties. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2009.

Phase 4 Restructuring Activities:

        We implemented our Phase 4 restructuring activities during the first quarter of fiscal 2003. The following table summarizes our Phase 4 restructuring charges from inception through the end of the second quarter of fiscal 2003 (in millions):

	Workforce Reduction	Lease Costs	Total
Initial restructuring charges—Phase 4	$20.5	$7.2	$27.7
Cash payments	(5.8)	—	(5.8)

Accrual balance as of September 30, 2002	14.7	7.2	21.9
Cash payments	(5.3)	(0.2)	(5.5)
Adjustments	—	(0.5)	(0.5)

Accrual balance as of December 31, 2002	$9.4	$6.5	$15.9

        In connection with the Phase 4 restructuring activities, management with the appropriate level of authority approved and committed us to plans to close two sites, vacate buildings at the closed sites as well as at other continuing operations and reduce our workforce by approximately 1,150 employees.

The closed sites were located in Raleigh, North Carolina and San Jose, California. The San Jose, California site is related to the E-TEK operations, which are to be relocated to our other sites located in West Trenton, New Jersey and Shenzhen, China. Our San Jose headquarters will continue to occupy a portion of the E-TEK site.

Workforce Reduction:

        In connection with the Phase 4 restructuring activities, we recorded total charges of $20.5 million primarily related to severance and fringe benefits associated with the reduction of approximately 1,150 employees. Approximately 800 employees were engaged in manufacturing, 250 in research and development, and 100 in selling, general and administrative functions. All employees were located in North America. As of December 31, 2002, approximately 820 employees have been terminated. We expect to complete our Phase 4 workforce reduction by the end of the first quarter of fiscal 2004.

Lease Costs:

        In connection with the Phase 4 restructuring activities, we accrued total charges of $7.2 million for exiting and terminating leases primarily related to excess or closed facilities with planned future exit dates. We estimated the cost of exiting and terminating the facility leases based on the contractual terms of the agreements and real estate market conditions. During the second quarter of fiscal 2003, we recorded a decrease of $0.5 million to the accrual balance primarily due to changes in real estate market conditions, which resulted in changes regarding estimated vacancy duration and sublease income. We anticipate that it will take approximately 16 months to sublease the remaining various vacated properties. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2016.

Phase 5 Restructuring Activities:

        We implemented our Phase 5 restructuring activities during the second quarter of fiscal 2003. The following table summarizes our Phase 5 restructuring charges from inception through the end of the second quarter of fiscal 2003 (in millions):

	Workforce Reduction	Facilities and Equipment	Lease Costs	Total
Initial restructuring charges—Phase 5	$35.5	$0.5	$30.0	$66.0
Cash payments	(5.1)	—	—	(5.1)
Non-cash charges	—	(0.5)	—	(0.5)

Accrual balance as of December 31, 2002	$30.4	$—	$30.0	$60.4

        In connection with the Phase 5 restructuring activities, management with the appropriate level of authority approved and committed us to plans to close one site, vacate buildings at the closed site as well as at other continuing operations and reduce our workforce by approximately 1,700 employees. The site to be closed is located in Eindhoven, Netherlands.

Workforce Reduction:

        In connection with the Phase 5 restructuring activities, we recorded total charges of $35.5 million primarily related to severance and fringe benefits associated with the reduction of approximately 1,700 employees. Approximately 1,400 employees were engaged in manufacturing, 100 in research and development, and 200 in selling, general and administrative functions. Approximately 1,400 employees were located in North America and 300 employees in Europe. As of December 31, 2002, approximately 420 employees have been terminated. We expect to complete our Phase 5 workforce reduction by the end of the second quarter of fiscal 2004.

Facilities and Equipment and Lease Costs:

        In connection with the Phase 5 restructuring activities, property and equipment that were disposed of or removed from operations resulted in total charges of $0.5 million related to the Communications Products Group. The property and equipment write-downs consisted primarily of leasehold improvements, computer equipment and related software, production and engineering equipment, and office equipment, furniture and fixtures. We expect to complete the disposal of property and equipment by the end of the second quarter of fiscal 2004.

        In connection with the Phase 5 restructuring activities, we accrued total charges of $30.0 million for exiting and terminating leases primarily related to excess or closed facilities with planned future exit dates. We estimated the cost of exiting and terminating the facility leases based on the contractual terms of the agreements and real estate market conditions. We anticipate that it will take approximately 18 to 58 months to sublease the remaining various vacated properties. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2021.

Charges Other Than Restructuring:

        In addition to the charges recorded in connection with the restructuring activities, we incurred total other charges of $448.1 million related to the Global Realignment Program. Details of these charges were as follows (in millions):

	FY 2003 YTD	FY 2002	FY 2001	Total
Property and equipment	$22.9	$164.7	$6.4	$194.0
Inventories	—	—	173.5	173.5
Purchase commitments and other obligations	(5.3)	(7.4)	55.6	42.9
Workforce reduction	9.0	12.3	0.2	21.5
Lease costs	0.5	6.4	—	6.9
Moving and other costs	1.8	6.7	0.8	9.3

Total other charges	$28.9	$182.7	$236.5	$448.1

        During fiscal 2002 and 2001, we recorded $164.7 million and $6.4 million, respectively, of additional depreciation from a change in the estimated useful life and the write-downs on property and equipment that were identified for disposal but remained in use until the date of disposal. During the second quarter and first half of fiscal 2003, these charges totaled $13.5 million and $22.9 million, respectively. Total amount recorded in fiscal 2002 was net of $3.8 million of cash proceeds in excess of the estimated salvage value of certain assets sold. These cash proceeds totaled $1.3 million and $2.3 million in the second quarter and first half of fiscal 2003.

        During fiscal 2001, we recorded inventory write-downs, purchase commitments and other obligations of $229.1 million resulting from product consolidations and discontinuations in connection with the Global Realignment Program. During fiscal 2002, we recorded adjustments of $7.4 million to the accrual balance, as the actual amounts paid to settle certain commitments and other obligations were lower than originally estimated. These adjustments totaled $0 and $5.3 million during the second quarter and first half of fiscal 2003.

        During fiscal 2002 and 2001, we recorded workforce reduction charges of $12.3 million and $0.2 million, respectively, which included payments for severance and fringe benefits that were not associated with a formal plan of termination, retention bonuses and employee relocation costs. During the second quarter and first half of fiscal 2003, we recorded workforce reduction charges of $6.0 million and $9.0 million, respectively, primarily related to retention bonuses. The severance and fringe benefits charges incurred in these periods were as a result of the reduction of approximately 750 employees, consisting of approximately 600 in manufacturing, 50 in research and development, and 100 in selling, general and administrative functions. Approximately 150 employees were located in North America, 100 in Europe and 500 in Asia-Pacific. All 750 employees have been terminated and severance and benefit payments related to these employees have been paid in full.

        During fiscal 2002, we announced the closure of one site at Piscataway, New Jersey. Lease costs of $6.4 million were primarily related to exiting and terminating building leases at this site. We estimated the cost of exiting and terminating the facility leases based on the contractual terms of the agreements and the real estate market conditions. We anticipate that it will take approximately 9 to 51 months to sublease the vacated properties. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2011. During the second quarter and first half of fiscal 2003, we recorded additional lease charges of $0.5 million due to changes in real estate market conditions, which resulted in changes regarding estimated vacancy duration and sublease income.

        During fiscal 2002 and 2001, we incurred moving and other costs of $6.7 million and $0.8 million, respectively, related to the physical relocation of certain facilities and equipment from buildings that we have disposed of or planned to dispose of. During the second quarter and first half of fiscal 2003, these costs totaled $0.8 million and $1.8 million, respectively.

        Charges other than restructuring were recorded in our Condensed Consolidated Statements of Operations as follows (in millions):

	FY 2003 YTD	FY 2002	FY 2001	Total
Cost of sales	$4.4	$124.6	$220.7	$349.7
Research and development	1.3	8.2	2.9	12.4
Selling, general and administrative	23.2	49.9	12.9	86.0

Total other charges	$28.9	$182.7	$236.5	$448.1

        As of December 31, 2002, the accrual balance related to these charges was $11.9 million, consisting primarily of the purchase and lease commitments. The accrual balance was included in "Other current liabilities" in our Condensed Consolidated Balance Sheet.

Recommissioning of Assets:

        Since the beginning of 2001, our industry has experienced a dramatic downturn and has remained very volatile. In April 2001, we implemented our Global Realignment Program based on the best information available at the time. Management with the appropriate level of authority approved and committed us to execute the Global Realignment Program. As we continued to execute our restructuring plans to realign our operations and consolidate our facilities, we recommissioned certain property and equipment during the fourth quarter of fiscal 2002 that had previously been removed from operations and fully depreciated or written down under the Global Realignment Program. These assets were placed back into service due to the following reasons: (i) unanticipated changes in the industry and customer demand for certain product lines, (ii) impact of unforeseen warranty obligations, and (iii) changes in initial estimates. The total net book value of the recommissioned property and equipment at the time of the write-downs was $27.7 million, of which $15.9 million were related to the Communications Products Group, $10.7 million were related to the Thin Film Products Group and $1.1 million were related to the "All Other" category for segment reporting purposes. The recommissioned property and equipment were put back into use with a carrying value of $0 during the fourth quarter of fiscal 2002. Based on the dates these assets were placed back into service and taking into consideration the potential impact of the impairment loss on these assets, we would have incurred additional depreciation expense of approximately $1.1 million and $2.3 million in the second quarter and first half of fiscal 2003, respectively.

Interest and Other Income, Net:

        Net interest and other income was $19.6 million for the six months ended December 31, 2002, as compared to $24.8 million for the six months ended December 31, 2001. The decrease was primarily attributable to a decline in interest income as a result of lower average daily cash and investment balances and lower interest rates.

Loss on Sale of Subsidiaries:

        For the six months ended December 31, 2002, we completed the sale of two of our subsidiaries located in Raleigh, North Carolina and Torquay, United Kingdom, and recognized a net loss of $0.5 million from the transactions.

Gain on Sale of Investments:

        For the six months ended December 31, 2002, we realized a gain of $2.8 million on sales of certain fixed-income securities. For the six months ended December 31, 2001, we realized a gain of $6.4 million on sales of certain fixed-income securities as well as certain non-marketable equity investments to fund our acquisition of Datacom.

Reduction in Fair Value of Investments:

        For the six months ended December 31, 2002, we recorded $27.9 million of reductions in fair value of investments. The write-downs included $19.1 million related to our investment in Adept Technology ("Adept") and $8.8 million related to other non-marketable investments, as we determined that the decline in fair value was other-than-temporary. For the six months ended December 31, 2001, we recorded $106.5 million of other-than-temporary reductions in fair value of our investments, which consisted of $84.5 million related to our investment in Nortel Networks ("Nortel"), $9.6 million related to other available-for-sale investments and $12.4 million related to certain of our non-marketable equity investments.

Loss on Equity Method Investments:

        We recorded $6.5 million of charges for the six months ended December 31, 2002, representing our pro rata share of the net losses on our equity method investments other than ADVA. Our investment in ADVA has been reduced to $0 since the second quarter of fiscal 2002, and no further pro rata share of ADVA's net losses was recorded thereafter as we had no future commitment to provide additional funding to ADVA. Should ADVA report net income in future periods, we will resume applying the equity method after our pro rata share of ADVA's net income exceeds our pro rata share of ADVA's net losses not recognized during the periods the equity method was suspended.

        For the six months ended December 31, 2001, we recorded $45.1 million of losses on our equity method investments. These charges included: (i) $13.9 million related to the write-down of the carrying value of our investment in ADVA due to an other-than-temporary decline in its market value; (ii) $0.7 million of amortization expense related to the difference between the cost of the investment and the underlying equity in the net assets of ADVA; and (iii) $26.5 million related to our pro rata share of ADVA's net losses and $4.0 million related to our pro rata share of net losses on other equity method investments.

Income Tax Expense:

        We recorded a provision for income tax expense of $0.9 million for the six months ended December 31, 2002, as compared to a provision for income tax expense of $373.0 million for the six months ended December 31, 2001. The provision for income tax expense recorded for the current six-month period was due to the Canadian withholding taxes on inter-company interest payments. The provision for income tax expense differed from the expected tax benefit that would be calculated by applying the federal statutory rate to the loss before income taxes primarily due to the Canadian withholding taxes on interest payments and increases in the valuation allowance for the deferred tax assets. Due to the continued economic uncertainty in the industry, we have recorded net deferred tax assets as of December 31, 2002 only to the extent of offsetting deferred tax liabilities or recoverable income taxes.

        The provision for income tax expense recorded for the six months ended December 31, 2001 differed from the expected tax benefit that would be calculated by applying the federal statutory rate to the loss before income taxes primarily due to the net effect of non-deductible acquisition-related charges, write-offs of deferred tax assets recorded in prior business combinations relating to assumed employee stock options that either expired unexercised or were exercised during the quarter when the market value of the underlying stock was less than the previously recorded value at the business combination date, increases in the valuation allowance for domestic deferred tax assets recorded in prior periods due to reductions in our forecasts of future domestic taxable income and the elimination of deferred tax liabilities recorded in prior business combinations.

Operating Segment Information:

        Communications Products Group.    For the six months ended December 31, 2002, net sales of $183.7 million represented a decrease of $293.4 million, or 61%, from the same prior-year period. The decline in our sales was primarily due to lower demand for our communications products and lower average selling prices caused by the dramatic downturn in our industry, which resulted in a decrease in network deployment and capital spending by telecommunications carriers. This in turn caused our customers to reduce their inventory levels. Operating loss as a percentage of net sales was 99% during the current six-month period, as compared to an operating loss of 110% of net sales for the same prior-year period. The decrease in operating loss in the current six-month period as compared to the same prior-year period was primarily due to lower warranty expense, lower write-downs of excess and obsolete inventories and cost savings resulted from the implementation of our Global Realignment Program. The decrease in operating loss was partially offset by the continued decline in average selling prices of our communications products, reductions in sales volume, a lower margin product mix due to lower sales of high-margin components and lower cancellation revenue.

        Thin Film Products Group.    For the six months ended December 31, 2002, net sales were $165.9 million, an increase of $33.1 million, or 25%, from the same prior-year period. The increase in net sales was primarily attributable to higher demand for our thin film products for display and security markets. Operating income as a percentage of net sales was 6% during the current six-month period, as compared to an operating loss of 28% of net sales for the same prior-year period. Operating results improved in the current six-month period as compared to the same prior-year period primarily as a result of higher sales and cost savings resulted from the implementation of our Global Realignment Program.

Liquidity and Capital Resources

        As of December 31, 2002, we had a combined balance of cash, cash equivalents and short-term investments of $1,331.0 million, a decrease of $119.4 million from June 30, 2002. Our total debt outstanding, including capital lease obligations, was $8.5 million as of December 31, 2002.

        Operating activities used $116.6 million in cash during the six months ended December 31, 2002, primarily resulting from our net loss adjusted for: (i) depreciation and amortization, stock-based compensation expense, reductions of goodwill and other long-lived assets, non-cash charges associated with our Global Realignment Program, and gains and losses on our investments; (ii) a decrease in accounts receivable, inventories and other current assets; and (iii) an increase in other current liabilities primarily resulting from additional accruals of charges related to our Global Realignment Program. Our operating cash flows were favorably affected by approximately $10.8 million in tax refunds received in the first quarter of fiscal 2003.

        Accounts receivable were lower during the six months ended December 31, 2002 primarily due to a decline in sales and improved collections. Days sales outstanding in accounts receivable was 54 days at December 31, 2002, as compared to 52 days at September 30, 2002 and 55 days at June 30, 2002. Inventory levels were lower at December 31, 2002 primarily due to lower production volumes coupled with the write-downs of excess and obsolete inventories.

        Cash used by investing activities was $82.9 million during the six months ended December 31, 2002, primarily resulting from: (i) purchases of investments, net of sales; (ii) acquisitions of businesses, net of cash acquired; and (iii) additional capital expenditures.

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

        Our financing activities for the six months ended December 31, 2002 provided cash of $9.1 million, resulting primarily from the exercise of stock options and the sale of common stock through our employee stock purchase plans.

        We expect to use approximately $250 to $300 million in cash in fiscal 2003, exclusive of acquisitions made during the fiscal year. We believe that our existing cash balances and investments will be sufficient to meet our liquidity and capital spending requirements at least through the next 12 months. However, possible investments in or acquisitions of complementary businesses, products or technologies may require the use of additional cash or financing prior to such time. Moreover, due to the industry downturn and the implementation of our Global Realignment Program, we have in recent periods consumed, and we expect to continue to consume, portions of our cash reserves to fund our operations. The amounts consumed to date, together with the amounts currently anticipated to be spent, are not expected to materially impair our financial condition. However, if the current economic downturn remains protracted, we may need to expend additional, currently unanticipated, cash reserves to fund our operations. Our liquidity could be negatively affected by a continued decline in demand for our products, which are subject to rapid technological changes, or a reduction of capital expenditures by telecommunications carriers as a result of the economic downturn or other factors. There can be no assurance that additional debt or equity financing would be available if so required or, if available, could be secured on terms satisfactory to us.

Financial Commitments:

        Our investment portfolio includes minority investments in certain privately held companies. As of December 31, 2002, we had a commitment to provide additional funding of up to $32.4 million to certain venture capital investment partnerships.

Lease Commitments:

        With the exception of the operating lease commitments as discussed below, we do not engage in other off-balance sheet arrangements with unconsolidated entities or related parties.

        As of December 31, 2002, we had one master lease agreement with a special purpose entity (the "Lessor"), managed and administered by a trustee, for the development of manufacturing, research and development and administrative facilities in Melbourne, Florida and Raleigh, North Carolina. Under a related credit agreement, a group of financial institutions has committed to fund the Lessor a maximum of $59.6 million to develop the projects. As of December 31, 2002, $42.3 million have been drawn and no further withdrawal is permitted as the funding period has expired in accordance with the lease agreement. The lease has an initial term of five years, which began on August 4, 2000, and we have an option to renew the lease for two additional terms of one year each, subject to certain conditions. At any time prior to the expiration date of the lease, we may, at our option, purchase the properties from the Lessor for $44.6 million (the "Termination Value"), representing the principal balance of the loan and capitalized interest. If we elect not to purchase the properties, we may exercise our option to sell them to a third party at market value within 180 days before the end of the lease term. Under the sale option, we keep any sale proceeds in excess of the Termination Value. If the sale proceeds are below the Termination Value, we are obligated to pay up to approximately $37.5 million of any shortfall.

        On an annual basis or when indicators of impairment exist, we are required to evaluate the expected fair value of the properties at the end of the lease term. In the event we determine that it is probable and estimable that the expected fair value of the properties at the end of the lease term will be less than the Termination Value, we accrue for the estimated loss. We recorded the following charges in connection with the estimated loss on the properties (in millions):

	FY 2003 YTD	FY 2002	Total
Raleigh, North Carolina properties	$3.5	$11.8	$15.3
Melbourne, Florida properties	0.7	—	0.7

Total	$4.2	$11.8	$16.0

Raleigh, North Carolina Properties:

        In connection with our Phase 2 restructuring activities, we announced our plan to vacate buildings located in the Raleigh, North Carolina site. During the first quarter of fiscal 2002 and second quarter of fiscal 2003, we accrued losses of $11.8 million and $3.5 million, respectively, representing the difference between the expected fair value of the properties at the end of the lease term and their carrying value. We recorded the charges under "Restructuring charges" in the Condensed Consolidated Statements of Operations.

Melbourne, Florida Properties:

        During the second quarter of fiscal 2003, we accrued a loss of $7.4 million, representing the difference between the expected fair value of the properties at the end of the lease term and their carrying value, and recorded the amount as an asset, which is being amortized on a straight-line basis through the end of the lease term. As of December 31, 2002, $2.8 million were included under "Other current assets" and $3.9 million were included under "Other assets" in the Condensed Consolidated Balance Sheet. Amortization expense totaled $0.7 million in the second quarter of fiscal 2003 and was recorded under "Selling, general and administrative expense" in the Condensed Consolidated Statement of Operations.

        Neither the real estate assets nor the debt associated with the development of the projects was included on our Condensed Consolidated Balance Sheet as of December 31, 2002. In January 2003, the FASB issued Interpretation No. 46, which will require us to consolidate the real estate assets and liabilities associated with the operating lease beginning in the first quarter of fiscal 2004. If we were to consolidate this operating lease on January 1, 2003, the potential impact on our financial position and results of operations would be as follows:

Condensed Consolidated Balance Sheet:

Accounts	Explanation of Impact
Other current assets	Decrease by $2.8 million due to the recognition of deferred impairment charges related to the Melbourne, Florida properties.
Property, plant and equipment, net
(i) Increase by $42.4 million for the net book value of the properties in both locations;
(ii) Decrease by the $15.3 million accrued loss recorded in connection with the Raleigh, North Carolina properties; and
(iii) Decrease by the $7.4 million accrued loss recorded in connection with the Melbourne, Florida properties.
Other assets	Decrease by $3.9 million due to the recognition of deferred impairment charges related to the Melbourne, Florida properties.
Restructuring accrual
(i) Decrease by the $15.3 million accrued loss associated with the Raleigh, North Carolina properties; and
(ii) Decrease by $1.6 million due to the reversal of accrued lease charges associated with the Raleigh, North Carolina properties.
Other non-current liabilities
(i) Increase by $44.6 million related to the Company's debt obligations associated with the properties in both locations; and
(ii) Decrease by the $7.4 million accrued loss associated with the Melbourne, Florida properties.
Accumulated deficit
(i) Increase by $6.7 million recorded for the impairment charge related to the Melbourne, Florida properties; and
(ii) Increase by $0.6 million due to the difference between the assets and liabilities added to the balance sheet, which is offset by the reversal of accrued lease charges associated with the Raleigh, North Carolina properties.

Condensed Consolidated Statement of Operations:

Accounts	Explanation of Impact
Reduction of long-lived assets	Increase by $6.7 million for the decrease in the fair value of the Melbourne, Florida properties.
Cumulative effect of a change in accounting principle
Increase by approximately $0.6 million due to the difference between the assets and liabilities added to the balance sheet, which is offset by the reversal of accrued lease charges associated with the Raleigh, North Carolina properties.

        After consolidation, we would incur additional depreciation of approximately $0.1 million quarterly. In addition, quarterly rent expense of approximately $0.2 million, which consists of interest-only payment based on a variable London Interbank Offer Rate ("LIBOR"), would be classified as interest expense in the Condensed Consolidated Statement of Operations as a result of the consolidation.

        As of December 31, 2002, we restricted $46.9 million of our short-term investments as collateral for specified obligations of the Lessor under the lease. These investment securities are restricted as to withdrawal and are managed by third parties subject to certain limitations under the Company's investment policy. In addition, we must maintain a minimum consolidated tangible net worth, as defined, of $500.0 million.

Employee Stock Options

Stock Option Program Description:

        Our stock option program is a broad-based, long-term retention program that is intended to attract and retain employees and align stockholder and employee interests. As of December 31, 2002, we have available for issuance 70.0 million shares of common stock underlying options for grant primarily under the Amended and Restated 1993 Flexible Stock Incentive Plan and the 1996 Non-Qualified Stock Option Plan. The exercise price is generally equal to the fair value of the underlying stock at the date of grant. Options generally become exercisable over a four-year period and, if not exercised, expire from five to ten years. Substantially all of our employees participate in our stock option program.

Distribution and Dilutive Effect of Stock Options:

        The following table presents certain information regarding stock options granted to employees, including officers:

	FY 2003 YTD	FY 2002	FY 2001
Grants(1) to employees, including officers, as % of outstanding shares	1.6%	3.4%	3.5%
Grants to Senior Executive Officers(2) as % of total options granted	12.6	8.3	1.7
Grants to Senior Executive Officers as % of outstanding shares	0.2	0.3	0.1
Outstanding options held by Senior Executive Officers as % of total outstanding options	14.6	14.1	10.6

(1)
Grants exclude options assumed in connection with acquisitions.

(2)
Senior Executive Officers include our Chief Executive Officer, Chief Strategy Officer, Chief Operating Officer and Chief Financial Officer. Please refer to the "Senior Executive Options" section below for a list of our Senior Executive Officers in fiscal 2003.

General Stock Option Information:

        The following table presents our option activity through the end of the second quarter of fiscal 2003 (in thousands, except weighted-average exercise price):

		Options Outstanding
	Options Available for Grant	Number of Options	Weighted- Average Exercise Price
June 30, 2001	24,147	171,559	$33.02
Increase in authorized shares	50,326	—	—
Granted	(46,025)	46,025	6.14
Canceled	30,551	(40,531)	35.65
Exercised	—	(11,928)	3.08
Expired	8,607	(12,551)	38.17

June 30, 2002	67,606	152,574	26.11
Increase in authorized shares	7,226	—	—
Granted	(22,680)	22,680	2.72
Canceled	12,402	(15,636)	25.91
Exercised	—	(1,206)	1.00
Expired	5,436	(9,711)	34.83

December 31, 2002	69,990	148,701	22.20

        The following table summarizes certain information regarding outstanding options as of December 31, 2002 (in thousands, except years and weighted-average exercise price):

	Options Outstanding			Options Exercisable
Range of Exercise Prices (150% increments)	Number of Options Outstanding	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number of Options Exercisable	Weighted-Average Exercise Price
$0.00-$0.01	549	6.7	$0.01	418	$0.01
0.02-0.02	3	0.1	0.02	3	0.02
0.04-0.04	148	7.8	0.04	134	0.04
0.10-0.10	2	0.2	0.10	2	0.10
0.24-0.35	124	1.6	0.32	124	0.32
0.39-0.57	17	0.8	0.43	17	0.43
0.60-0.86	2,234	3.3	0.77	2,234	0.77
0.95-1.39	1,758	4.0	1.18	1,758	1.18
1.45-2.14	3,850	5.6	1.85	2,131	1.63
2.18-3.27	20,106	7.7	2.74	574	2.95
3.29-4.82	22,961	6.7	3.88	3,591	4.15
4.98-7.37	9,031	4.3	6.54	7,632	6.53
7.50-11.19	16,871	6.4	8.94	5,457	9.13
11.29-16.93	18,967	5.4	14.91	9,668	15.23
16.94-24.63	20,888	4.4	20.59	16,072	20.69
25.63-36.41	5,623	6.2	29.46	3,824	28.97
38.50-57.31	6,205	5.4	51.23	4,154	51.69
58.56-87.63	10,464	6.5	70.15	6,285	70.13
88.00-131.81	8,733	5.1	112.56	5,871	112.76
132.31-146.53	167	5.1	138.38	115	138.4

	148,701			70,064

Senior Executive Options:

        The following table summarizes stock options granted to the Senior Executive Officers during the first half of fiscal 2003:

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(3)
	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees(1)
			Exercise Price Per Share(2)	Expiration Date
					5%	10%
Jozef Straus, Ph.D. Co-Chairman and Chief Executive Officer	750,000	3.3%	$3.31	11/24/2010	$1,185,283	$2,838,959
Donald R. Scifres, Ph.D. Co-Chairman and Chief Strategy Officer	600	—	2.53	07/30/2010	725	1,736
Syrus P. Madavi President and Chief Operating Officer	1,600,000 500,000	7.1 2.2	2.14 3.31	07/25/2010 11/24/2010	1,682,086 790,189	3,984,243 1,892,639
Anthony R. Muller Executive Vice President, Chief Financial Officer and Secretary	—	—	—	—	—	—

(1)
Based on a total of 22.7 million options granted to our employees, including the Senior Executive Officers, during the first half of fiscal 2003.

(2)
The exercise price per share of options granted represents the fair market value of the underlying shares of common stock on the date the options were granted.

(3)
Stock price appreciation of 5% and 10% from the date of grant over a period of 10 years is assumed pursuant to the rules promulgated by the Securities and Exchange Commission and does not represent our prediction of the future stock price performance.

        The following table presents certain information regarding option exercises and outstanding options for the Senior Executive Officers during the first half of fiscal 2003:

			Number of Securities Underlying Unexercised Options as of December 31, 2002
					Values of Unexercised "In-the-Money" Options as of December 31, 2002(1)
	Shares Acquired on Exercise	Value Realized
			Exercisable	Unexercisable	Exercisable	Unexercisable
Jozef Straus, Ph.D.	—	$—	8,040,869	4,157,083	$—	$—
Donald R. Scifres, Ph.D.	—	—	2,453,610	1,611,850	2,137,016	—
Syrus P. Madavi	—	—	—	2,100,000	—	592,000
Anthony R. Muller.	—	—	2,361,456	946,875	—	—

(1)
The value of "in-the-money" stock options represents the positive spread between the exercise price of stock options and the fair market value of the shares subject to such options as of the end of the second quarter of fiscal 2003, which was $2.51 per share.

Status of Acquired In-Process Research and Development Projects

        We periodically review the stage of completion and likelihood of success of each of the IPR&D projects. The current status of the IPR&D projects for our significant acquisitions during fiscal 2003, 2002 and 2001 is as follows:

Scion:

        The products under development at the time of acquisition were comprised of advanced integrated waveguide devices. We have incurred post-acquisition costs of $0.9 million to date and estimate that an additional investment of approximately $0.6 million in research and development over the next 6 months will be required to complete the IPR&D projects. The nature of the efforts required to develop the IPR&D projects into commercially viable products principally relates to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements. The differences between the actual outcome noted above and the assumptions used in the original valuation of the technology are not expected to have a significant impact on our results of operations and financial position.

Datacom:

        The products under development at the time of acquisition included: (i) 10 gigabit 1310nm xenpak transceivers; (ii) small form factor fiber channel with digital optical monitoring and optical carrier; (iii) 10 gigabit 1310nm xenpak transceivers with digital optical monitoring / fiber channel; (iv) 10 gigabit 850nm xenpak transceivers; and (v) 10 gigabit 850nm XGP. Due to the uncertainty of market conditions, the 10 gigabit 1310nm xenpak transceivers with digital optical monitoring / fiber channel, the 10 gigabit 850nm xenpak transceivers and the 10 gigabit 850nm XGP projects were terminated. We have completed all remaining projects in the second quarter of fiscal 2003 and have incurred total post-acquisition costs of $9.1 million. The nature of the efforts required to develop the IPR&D projects into commercially viable products principally relates to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements. The differences between the actual outcome noted above and the assumptions used in the original valuation of the technology did not have a significant impact on our results of operations and financial position.

SDL:

        The products under development at the time of acquisition included: (i) pump laser chips; (ii) pump laser modules; (iii) Raman chips and amplifiers; (iv) external modulators and drivers; and (v) industrial laser products. The pump laser chips, industrial laser and Raman amplifier products have been completed at a cost consistent with our expectations. The external modulators and driver projects have been terminated at SDL and transferred to another division within the Company. The pump laser modules and Raman pumps are expected to be completed by the fourth quarter of fiscal 2003. We have incurred post-acquisition costs of $37.6 million through the end of the second quarter of fiscal 2003 with estimated costs to complete of $0.3 million. The differences between the actual outcome noted above and the assumptions used in the original valuation of the technology are not expected to have a significant impact on our results of operations and financial position.

Epion:

        The products under development at the time of acquisition included Gas Cluster Ion Beam technology used for atomic scale surface smoothing and cleaning where surface or film quality is of great importance. We have incurred post-acquisition costs of $5.0 million to date and estimate that a total investment of approximately $1.9 million in research and development over the next 7 months will be required to complete the IPR&D projects. The nature of the efforts required to develop the IPR&D projects into commercially viable products principally relates to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements. The differences between the actual outcome noted above and the assumptions used in the original valuation of the technology are not expected to have a significant impact on our results of operations and financial position.

Risk Factors

The current economic downturn has significantly harmed and may continue to significantly harm our customers' and our businesses

Our overall sales are declining, we are not currently profitable, and we have difficulty predicting future operating results

        As a result of current unfavorable economic and market conditions, particularly in the communications sector, our overall sales have declined significantly, we are not currently profitable, and we are unable to predict future overall sales accurately or to provide long-term guidance for future financial performance. The conditions contributing to this difficulty include:

  •
  uncertainty regarding the capital spending plans of the major telecommunications carriers, upon whom our telecommunications systems manufacturing customers, and ultimately we, depend for a substantial amount of our sales;

  •
  the weakened financial condition of many major telecommunications carriers and their current limited access to the capital required for expansion;

  •
  our telecommunications systems manufacturing customers continuing to reduce their inventory levels;

  •
  limited visibility regarding the long-term demand for high content, high speed, broadband telecommunications networks;

  •
  excess fiber and channel capacity, particularly in the long-haul market, which historically has been responsible for a major portion of our sales and profits; and

  •
  general market and economic uncertainty.

        Based on these and other factors, many of our major telecommunications systems manufacturing customers have reduced, modified, cancelled or rescheduled orders for our products and have expressed uncertainty as to their future requirements. As a result, our net sales in the future may decline further and we anticipate that we will continue to be unprofitable in the near future periods. In addition, due to our current limited ability to provide long-term guidance for our operating results, our ability to meet financial expectations for future periods may be harmed.

Our customers' businesses have been harmed by the economic downturn

        Our communications business is largely dependent upon product sales to telecommunications systems manufacturers who in turn are dependent for their business upon sales of fiberoptic systems to telecommunications carriers. All of our systems manufacturing customers and their carrier customers have experienced severe business declines during the current downturn. Many of these companies are currently operating at losses and are unable to make meaningful long-term predictions for their recovery, and hence their forecasted requirements for optical telecommunications systems. This continuing uncertainty means that, as a supplier of the components and modules for these systems, our ability to predict our financial results or business prospects for future periods is severely limited.

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

  •
  consolidating our manufacturing facilities from multiple sites into single locations, as well as consolidating sales and administrative functions; and

  •
  aligning our sales organization to offer customers a single point of contact for all of their product requirements, and creating regional and technical centers to streamline customer interaction with product line managers.

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

We have incurred, and may in the future incur, inventory-related charges, the amounts of which are difficult to predict accurately

        As a result of the business downturn and declining demand for our products, we have written down a substantial portion of our inventory as our sales forecasts continued to decline. As discussed above, our ability to forecast our customers' needs for our products in the current economic environment is very limited. We have incurred, and may in the future incur, charges to write down our inventory. We use a rolling six-month forecast based on anticipated product orders, product order history, forecasts and backlog to assess our inventory requirements. We recorded charges of $16.5 million and $35.4 million related to excess and obsolete inventory for the three and six months ended December 31, 2002, respectively, and $79.8 million and $142.2 million for the three and six months ended December 31, 2001, respectively. We may incur significant similar inventory write-downs in future periods. Moreover, because of our current difficulty in forecasting overall sales, we may in the future revise our previous forecasts, which could lead to further inventory write-downs. While we believe, based on current information, that the amount recorded for inventory is properly reflected on our balance sheet at December 31, 2002, if market conditions are less favorable than our forecasts, our future sales mix differs from our forecasted sales mix, or actual demand from our customers is lower than our estimates, we may be required to record additional inventory write-downs.

Any failure of our major telecommunications systems manufacturing customers, or their telecommunications carrier customers, to service their debt would materially harm our business

        During the rapid growth in the telecommunications sector in the mid-to-late 1990s, telecommunications systems manufacturers and their telecommunications carrier customers incurred large amounts of debt in order to finance the expansion that was then forecasted. In the rapid downturn that followed, both capital spending and revenue declined, but debt remained and in some instances increased. As a result, several of the telecommunications carriers and, in turn their suppliers, our telecommunications systems manufacturing customers, continue to have significant amounts of outstanding debt. The servicing of this debt may, among other things, limit the carriers' ability to buy new capital equipment and, thus, the demand for telecommunications systems. In fact, several carriers (WorldCom and Global Crossing, among others) have declared bankruptcy over the past two years, or are otherwise in financial distress. We anticipate that some or all of these companies will need to repay or restructure significant portions of their debt in the future. Any failure in this task could materially harm their businesses, and consequently ours. As long as these companies are focused on debt concerns, they are less likely to acquire telecommunications systems.

We face risks associated with our customers' failure to meet their financial obligations to us

        Although we perform ongoing credit evaluations of our customers and manage and monitor balances owed us, we are not able to predict changes in their financial condition, particularly during the current economic downturn. Based on our estimates as to the quality of our accounts receivable, we maintain allowances for doubtful accounts for estimated losses resulting from the inability or unwillingness of our customers to make required payments. However, if our customers are unable to meet their financial obligations to us as a result of bankruptcy or deterioration in their operating results or financial condition, our trade receivables may not be recoverable and, in addition to not receiving the amounts owed, we may be required to record additional bad debt expenses, which could materially affect our financial condition and operating results.

        Moreover, the current economic slowdown has exacerbated our vulnerability to demand fluctuations for our communications products. Specifically, we have experienced and remain vulnerable to material order cancellations, modifications and reschedulings, all of which, among other things, reduce our sales and impair our ability to achieve financial targets and predict financial results for future periods.

We depend on recovery and long-term growth in our markets for our success

If the Internet does not continue to grow as expected, our business will suffer

        Our future success as a manufacturer of optical components, modules and subsystems ultimately depends on the continued growth of the communications industry, and, in particular, the growth of the Internet as a global communications system. As part of that growth, we are relying on increasing demand for high-content voice, text and other data delivered over high-speed connections (i.e., high bandwidth communications). As Internet usage and bandwidth demand increase, so does the need for advanced optical networks to provide the required bandwidth. Without Internet and bandwidth growth, the need for our advanced communications products, and hence our future growth as a manufacturer of these products, is jeopardized. Currently, while generally increasing demand for Internet access is apparent, less evident is the demand for widespread high bandwidth service. Moreover, multiple service providers compete to supply the existing demand. Also, currently, fiberoptic networks have significant excess capacity. The combination of a large number of service providers and excess network capacity has resulted in severely depressed prices for bandwidth. Until pricing recovers, service providers have less incentive to install equipment and, thus, little need for many of our communications products. Ultimately, should long-term expectations for Internet growth and bandwidth demand not be realized, our business would be significantly harmed.

We depend on stability or growth in the markets for our products outside communications for growth in the sales of this group of products

        The growth of our display products, light interference pigment and other optical technology businesses, as well as our commercial laser products, depends significantly on the continued stability or growth and success of these markets. Among other things, advances in the technology used in computer monitors, televisions, conference room projectors and other display devices have led to increased demand for flat panel displays and projection displays. We cannot be certain that growth in these markets or our other optical technology markets will continue. In recent periods sales of these products in the aggregate have grown, although certain products have shown stable sales or declines that were considerably less than we experienced in our communications products. Moreover, we cannot predict the impact of technological or other changes in these industries on our business. In addition, each of these industries is subject to pricing pressure, consolidation and realignment as industry participants react to shifting customer requirements and overall demand. There is a risk that any consolidation or realignment could adversely affect our business, and pricing pressure can adversely affect our operating results.

Our business and financial condition could be harmed by our long-term growth strategy

If we fail to manage or anticipate our long-term growth, our business will suffer

        Notwithstanding the recent decline, the optical networking and thin film coating businesses have historically grown, at times rapidly, and we have grown accordingly. We have made and, although we remain in an industry downturn, expect in the future to make significant investments to enable our future growth through, among other things, internal expansion programs, product development, acquisitions and other strategic relationships. If we fail to manage or anticipate our future growth effectively, particularly during periods of industry decline, our business will suffer.

Difficulties associated with integrating our acquired businesses could harm our overall business operations

        Our strategy includes acquisition of other companies, technologies and product lines to complement our internally developed products. In fact, we are the product of several significant mergers and acquisitions, including, among others, the combination of Uniphase Corporation and JDS FITEL to form JDS Uniphase Corporation on June 30, 1999, and the subsequent acquisitions of OCLI on February 4, 2000, E-TEK on June 30, 2000, SDL on February 13, 2001 and Datacom on December 28, 2001. We expect to continue this strategy. Critical to the success of this strategy and, ultimately, our business as a whole, is the orderly, efficient and effective integration of acquired businesses into our organization. If our integration efforts are unsuccessful, our businesses will suffer. Successful integration depends upon, among other things:

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

Our acquisitions are costly

        Our acquisitions are costly. For example, we incurred direct costs of $12.0 million associated with the combination of Uniphase Corporation and JDS FITEL, $8.2 million associated with the acquisition of OCLI, $32.3 million associated with the acquisition of E-TEK, $44.6 million associated with the acquisition of SDL and $6.3 million associated with the acquisition of Datacom. In addition, we paid certain SDL executives $300.9 million in consideration of their agreement to amend their change of control agreements and enter into non-compete agreements with us. We may incur additional material charges in subsequent quarters to reflect additional costs associated with these or other mergers and acquisitions. Moreover, to the extent an acquired business does not perform as expected, we have and may continue to incur substantial additional unforeseen costs to develop, restructure or dispose of such business. Nonperforming or underperforming acquired businesses may also divert management attention, lower the value of our common stock and weaken our financial condition.

If we fail to commercialize new product lines, our business will suffer

        We intend to continue to develop new product lines and improve existing ones to meet our customers' diverse and changing needs. New product development activities are expensive, with no guarantee of success. Risks associated with our development of new products and improvements to existing products include the risk that:

  •
  we may fail to complete the development of a new or improved product;

  •
  our customers may not purchase the new or improved product because, among other things, the product is too expensive, is defective in design, manufacture or performance, is uncompetitive, or because the product has been superceded by another product or technology; or

  •
  we may fail to anticipate or respond to new technologies that could have a disruptive impact on our business.

        Nonetheless, if we fail to successfully develop and introduce new products and improve existing ones, our business will suffer.

        Furthermore, new products require increased sales and marketing, customer support and administrative effort to support anticipated increased levels of operations. We may not be successful in creating this infrastructure, or we may not realize increased sales sufficient to offset the additional expenses resulting from this increased infrastructure. In connection with our recent acquisitions, we have incurred expenses in anticipation of developing and selling new products. Our operations may not achieve levels sufficient to justify the increased expense levels associated with these new businesses.

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

        The impact of purchase accounting on our operating results is significant. We recorded $3.8 million and $12.2 million of amortization of purchased intangibles other than goodwill during the second quarter and first half of fiscal 2003, respectively, and $109.7 million and $220.3 million during the second quarter and first half of fiscal 2002, respectively. During the second quarter and first half of fiscal 2002, we recorded $331.6 million and $664.3 million of amortization of goodwill, respectively (goodwill is no longer amortized beginning July 1, 2002 in accordance with SFAS No. 142, as discussed further below).

        Beginning in the second half of fiscal 2001 and through the end of the second quarter of fiscal 2003, we evaluated the carrying value of our long-lived assets, including our goodwill and other intangible assets. The assessment was performed because of the significant negative industry and economic trends affecting our operations and expected future sales. As we determined that the continued decline in market conditions within our industry was significant and prolonged, we recorded $1.3 million and $225.7 million of reductions in goodwill in the second quarter and first half of fiscal 2003, respectively, and $1,265.1 million and $1,296.3 million in the second quarter and first half of fiscal 2002, respectively. In addition, we recorded $154.6 million of reductions in other purchased intangibles in the first quarter of fiscal 2003, and $2.5 million and $13.3 million in the second quarter and first half of fiscal 2002, respectively (please refer to "Note 8. Reduction of Goodwill" and "Note 9. Reduction of Other Long-Lived Assets" of Notes to Condensed Consolidated Financial Statements for further discussion). If the economic downturn continues for longer than expected, it is possible that our operating results would be adversely affected by additional write-downs of our goodwill and other intangible assets if impairment indicators exist.

Our financial results could be affected by changes in accounting rules

Implementation of SFAS No. 141 and SFAS No. 142 could affect our operating results

        In July 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Upon adoption of SFAS No. 141 on July 1, 2002, we reclassified $10.8 million of separately recognized intangible assets, consisting of acquired assembled workforce, to goodwill because they did not meet the criteria for an intangible asset under SFAS No. 141. Upon adoption of SFAS No. 142 on July 1, 2002, amortization of goodwill ceased. Instead, goodwill is reviewed for impairment under a two-step process annually, or more frequently if certain events or changes in circumstances indicate that the carrying value of the goodwill may not be recoverable. As part of our review of financial results, we noted indicators that the carrying value of our goodwill may not be recoverable and performed an impairment review of our goodwill during the first half of fiscal 2003. The assessments were performed because of the prolonged economic downturn affecting our operations and revenue forecasts. As we determined that the continued decline in market conditions within our industry was significant and prolonged, we evaluated our goodwill in accordance with SFAS No. 142 and recorded impairment charges of $1.3 million and $225.7 million during the second quarter and first half of fiscal 2003, respectively (please refer to "Note 8. Reduction of Goodwill" of Notes to Condensed Consolidated Financial Statements for further discussion). If economic conditions in our industry continue to deteriorate and adversely affect our business and revenue forecasts, we could be required to record additional impairment charges related to goodwill if impairment indicators exist, which could have a material adverse effect on our results of operations.

Write-downs of long-lived assets, including as the result of the implementation of SFAS No. 144, could affect our financial results

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (please refer to "Recent Accounting Pronouncements" of Note 1 of Notes to Condensed Consolidated Financial Statements for further discussion). SFAS No. 144 requires us to perform impairment analysis on our long-lived assets to be held and used (other than goodwill) whenever events or changes in circumstances indicate the carrying amount may not be recoverable. An impairment loss will be recognized if the carrying amount of a long-lived asset exceeds its fair value. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 related to (i) the recognition and measurement of the impairment of long-lived assets to be held and used, and (ii) the measurement of long-lived assets to be disposed of by sale. As SFAS No. 144 excludes goodwill, certain long-lived assets may be subject to impairment charges sooner than they would have been recorded under SFAS No. 121. During the first quarter of fiscal 2003, we recorded an impairment charge of $154.6 million related to our long-lived assets as a result of our SFAS No. 144 analysis. If economic conditions in our industry continue to deteriorate and adversely affect our business, we could be required to record additional impairment charges related to our long-lived assets if impairment indicators exist, which could have a material adverse effect on our results of operations and financial condition.

Implementation of SFAS No. 146 could affect our financial results as we continue our Global Realignment Program

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. In addition, SFAS No. 146 establishes that fair value is the objective for initial measurement of the liability. We adopted SFAS No. 146 on January 1, 2003. We have incurred total charges of $1,071.2 million in connection with our Global Realignment Program from inception through the end of the second quarter of fiscal 2003. As we continue our efforts to further restructure our businesses under our Global Realignment Program, we expect to incur additional charges under SFAS No. 146, which could have a material adverse effect on our results of operations and financial condition.

Our financial results could be affected by potential changes in the accounting rules governing the recognition of stock-based compensation expense

        We measure compensation expense for our employee stock compensation plans under the intrinsic value method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." In addition, in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," we provide disclosures of our operating results as if the fair value method of accounting had been applied in our Annual Report on Form 10-K. Beginning in the third quarter of fiscal 2003, we will provide such disclosures in our Quarterly Reports on Form 10-Q in accordance with SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." Had we accounted for our compensation expense under the fair value method of accounting prescribed by SFAS No. 123, the charges would have been significant, totaling $564.0 million, $513.6 million and $246.5 million during fiscal 2002, 2001 and 2000, respectively. Currently, the U.S. Congress, the Securities and Exchange Commission and the Financial Accounting Standards Board are considering changes to accounting rules concerning the recognition of stock option compensation expense. If one or more of these proposals are implemented, we and other companies may be required to measure compensation expense using the fair value method, which would adversely affect our results of operations by reducing our income or increasing our losses by an amount equal to such stock option charges.

Our sales are dependent upon a few key customers

        A few large customers account for most of our sales. During the second quarter and first half of fiscal 2003, Texas Instruments, a Thin Film Products Group customer of non-communications products, accounted for 15% and 13%, respectively, of our total net sales. During the second quarter and first half of fiscal 2002, no customer accounted for more than 10% of our total net sales. Certain major customers of our Communications Products Group, such as Alcatel, Lucent and Nortel, which accounted for more than 10% of our total net sales in fiscal 2001, have accounted for less than 10% in subsequent periods. We expect that, for the foreseeable future, sales to a limited number of customers, such as Texas Instruments, will continue to account, alone or in the aggregate, for a high percentage of our total net sales. Many of our customers are currently experiencing significant revenue declines and, in recent periods, have significantly reduced their orders from us. If such reductions continue, our business will continue to be harmed.

Any failure to remain competitive would harm our operating results

If we are not competitive, our operating results could suffer

        The markets in which we sell our products are highly competitive and characterized by rapidly changing and converging technologies. We face intense competition from established competitors and the threat of future competition from new and emerging companies in all aspects of our business. Among our current competitors are our customers, who are vertically integrated and either manufacture and/or are capable of manufacturing some or all of the products we sell to them. In addition to our current competitors, we expect that new competitors providing niche, and potentially broad, product solutions will increase in the future. While the current economic downturn has reduced the overall level of business in our industry, the competition remains fierce. To remain competitive in both the current and future business climates, we believe we must maintain a substantial commitment to research and development, improve the efficiency of our manufacturing operations, and streamline our marketing and sales efforts, as well as customer service and support. Under our Global Realignment Program, we have ongoing initiatives in each of these areas. However, our efforts to remain competitive as we continue to implement our Global Realignment Program may be unsuccessful. Among other things, we may not have sufficient resources to continue to make the investments necessary to remain competitive, or we may not make the technological advances necessary to remain competitive. In addition, notwithstanding our efforts, technological changes, manufacturing efficiencies or development efforts by our competitors may render our products or technologies obsolete or uncompetitive.

        In the telecommunications industry, our telecommunications systems manufacturing customers evaluate our products and competitive products for deployment in their telecommunications systems. Similarly, telecommunications carrier customers evaluate our customers' system products and competitive products for system installation. Any failure of us to be selected by our customers, or our customers to be selected by their customers, can significantly harm our business.

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

The telecommunications industry is consolidating

        The telecommunications industry is consolidating and we believe it will continue to consolidate in the future as companies attempt to strengthen or hold their market positions in an evolving industry. We anticipate that consolidation will accelerate as a result of the current industry downturn. In addition, industry consolidation may result in stronger competitors who are able to compete better as sole-source vendors for customers. This could harm our business as we compete to be a single-vendor solution.

        We also expect consolidation to occur among our telecommunications systems manufacturing customers and their telecommunications carrier customers. Consolidation at either level could result in, among other things, greater negotiating power for the consolidated companies with their suppliers in response to reduced competition, and reduced overall demand for telecommunications systems as the number of companies installing systems or providing services declines. Any of these results could reduce demand for our telecommunications products and increase pressure to reduce our prices and provide other concessions.

Fiberoptic component average selling prices are declining

        Prices for telecommunications fiberoptic products generally decline over time as new and more efficient components and modules with increased functionality are developed, manufacturing processes improve and competition increases. The current economic downturn has exacerbated the general trend, as declining sales have forced telecommunications carriers and their suppliers to reduce costs, leading to increasing pricing pressure on our competitors and us. Weakened demand for optical components and modules has created an oversupply of these products, which has increased pressure on us to reduce our prices. To the extent this oversupply is not resolved in future periods, we anticipate continuing pricing pressure. Moreover, currently, fiberoptic networks have significant excess capacity. Industry participants disagree as to the amount of this excess capacity. However, to the extent that there is significant overcapacity and this capacity is not profitably utilized in future periods, we expect to face additional pressure to reduce our prices. Also, numerous telecommunications carriers (WorldCom and Global Crossing, among others) have declared bankruptcy over the past two years or are otherwise in financial distress. As carriers are eliminated from the marketplace, through bankruptcy or consolidation, system vendors lose customers, while remaining carriers are able to increase price pressures on system vendors since vendors have fewer customer alternatives. System vendors in turn will apply those pressures on us.

        In response to pricing pressure, we must continue to: (i) timely develop and introduce new products that incorporate features that enable such products to be less price sensitive, (ii) increase the efficiency of our manufacturing operations, and (iii) generally reduce costs. Failure to do so could cause our sales and profit margins to decline, which would harm our business.

If we fail to attract and retain key personnel, our business could suffer

        Our future depends, in part, on our ability to attract and retain key personnel. In addition, our research and development efforts depend on hiring and retaining qualified engineers and other technical people. Competition for highly skilled technical people is extremely intense, and, the current economic downturn notwithstanding, we continue to face difficulty identifying and hiring qualified engineers in many areas of our business. We may not be able to hire and retain such personnel at compensation levels consistent with our existing compensation and salary structure. Our future also depends on the continued contributions of our executive officers and other key management and technical personnel, each of whom would be difficult to replace. For example, both our Chief Strategy Officer and Chief Financial Officer have announced their plans to retire in the third quarter of fiscal

2003. The loss of services of these or other executive officers or key personnel or the inability to continue to attract qualified personnel could have a material adverse effect on our business.

        As a consequence of the current economic downturn and as part of our Global Realignment Program, we have reduced our global workforce to 7,074 employees as of December 31, 2002. To date, we have not lost the services of any personnel through the announced reductions that have had, or which we expect will have, a material adverse effect on our business or financial condition. However, we cannot predict the impact our recent workforce reductions and any other reductions we are compelled to make in the future will have on our ability to attract and retain key personnel in the future.

We have concerns regarding the manufacturing, quality and distribution of our products

If we do not achieve acceptable manufacturing volumes, yields and costs, our business will suffer

        Our success depends upon our ability to timely deliver products to our customers at acceptable volume and cost levels. The manufacture of our products involves highly complex and precise processes, requiring production in highly controlled and clean environments. Changes in our manufacturing processes or those of our suppliers, or inadvertent use of defective or contaminated materials by our suppliers or us, could significantly hurt our ability to meet our customers' product volume and quality needs. Moreover, in some cases, existing manufacturing techniques, which involve substantial manual labor, may not achieve the volume or cost targets necessary to be competitive. In these cases, we will need to develop new manufacturing processes and techniques, which are anticipated to involve higher levels of automation, to achieve these targets, and we will need to undertake other efforts to reduce manufacturing costs. Currently, we are devoting significant funds and other resources to: (i) develop advanced manufacturing techniques to improve product volumes and yields and reduce costs, and (ii) realign some of our product manufacturing facilities to locations offering optimal labor costs. These efforts may not be successful. If we fail to achieve acceptable manufacturing yields, volumes and costs, our business will be harmed.

If our customers do not qualify our manufacturing lines for volume shipments, our operating results could suffer

        Customers will not purchase any of our products, other than limited numbers of evaluation units, prior to qualification of the manufacturing lines for the products. Each new manufacturing line must go through rigorous qualification with our customers. The qualification process can be lengthy and is expensive, with no guarantee that any particular product qualification process will lead to profitable product sales. Moreover, under our Global Realignment Program, we are consolidating our worldwide manufacturing operations into centralized locations, such as our facilities in Shenzhen, China. Among other things, we are moving the manufacturing of some of our products to other facilities. The manufacturing lines for these products at the consolidated facilities must undergo qualification before commercial shipment of these products can recommence. The qualification process, whether for new products or in connection with the relocation of manufacturing of current products, determines whether the manufacturing line achieves the customers' quality, performance and reliability standards. Delays in qualification can cause a product to be dropped from a long-term supply program and result in significant lost sales opportunities. We may experience delays in obtaining qualification of our manufacturing lines and, as a consequence, our operating results and customer relationships would be harmed.

If our products fail to perform, our business will suffer

        Our business depends on manufacturing excellent products of consistently high quality. To this end, our products are rigorously tested for quality both by our customers and us. Nevertheless, our products are highly complex and our customers' testing procedures are limited to evaluating our products under likely and foreseeable failure scenarios. For various reasons (including, among others, the occurrence of performance problems that are unforeseeable in testing or that are detected only when products are fully deployed and operated under peak stress conditions), our products may fail to perform as expected. Failures could result from faulty design or problems in manufacturing. In either case, we could incur significant costs to repair and/or replace defective products under warranty, particularly when such failures occur in installed systems. We have experienced such failures in the past and remain exposed to such failures, as our products are widely deployed throughout the world in multiple demanding environments and applications. In some cases, product redesigns or additional capital equipment may be required to correct a defect. We have in the past increased our warranty reserves and have incurred significant expenses relating to certain products in our Communications Products Group. Any significant product failure could result in lost future sales of the affected product and other products, as well as customer relations' problems, litigation and damage to our reputation.

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

We may not be able to enter into necessary strategic alliances to effectively commercialize our products

        We often rely on strategic alliances with other companies to commercialize some of our products in a timely or effective manner, primarily in our non-telecommunication businesses. Our current strategic alliance partners provide us with assistance in the marketing, sales and distribution of a diverse line of products. We may be unable to find appropriate strategic alliances in markets in which we have little experience, which could prevent us from bringing our products to market in a timely manner, or at all. For instance, we have a strategic alliance with SICPA, one of our major customers in the Thin Film Products Group, for the marketing and sale of our light interference pigments used to provide security features in currency, stamps, credit cards, passports and other specified value documents. Under a license and supply agreement, we rely exclusively on SICPA to market and sell to these markets worldwide. SICPA has the right to terminate the agreement if we breach it. If SICPA terminates our agreement or if it is unable to market and sell our light interference pigments successfully for the applications covered by the agreement, our business may be harmed and we may be unable to find a substitute marketing and sales partner or develop these capabilities ourselves. Also, if SICPA fails to meet its minimum purchase requirements under the agreement for any reason, our operating results would be adversely affected.

Interruptions affecting our key suppliers could disrupt production, compromise our product quality and adversely affect our sales

        We obtain various components included in the manufacture of our products from single or limited source suppliers. A disruption or loss of supplies from these companies or price increases for these components would materially harm our results of operations, product quality and customer relationships. In addition, we currently utilize a sole source for the crystal semiconductor chip sets incorporated in our solid-state microlaser products and acquire our pump diodes for use in our solid-state laser products from Opto Power Corporation and GEC. We obtain lithium niobate wafers, gallium arsenide wafers, specialized fiber components and some lasers used in our telecommunications products primarily from Crystal Technology, Fujikura, Philips Key Modules and Sumitomo. These materials are important components of certain of our products and we currently do not have alternative sources for such materials. Also, we do not have long-term or volume purchase agreements with any of these suppliers, and these components may not in the future be available at reasonable prices in the quantities required by us, if at all, in which case our business could be materially harmed.

We face risks related to our international operations and sales

        Our customers are located throughout the world. In addition, we have significant offshore operations, including manufacturing, sales and customer support operations. Our operations outside North America include facilities in Europe and Asia-Pacific.

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

  •
  currency fluctuations; and

  •
  potentially adverse tax consequences.

        Net sales to customers outside North America accounted for 28% and 29% of our total net sales for the second quarter and first half of fiscal 2003, respectively, and 25% and 28% of our total net sales for the second quarter and first half of fiscal 2002. We expect that sales to customers outside North America will continue to account for a significant portion of our total net sales. Lower sales levels that typically occur during the summer months in Europe and some other overseas markets may materially and adversely affect our business. In addition, sales of many of our customers depend on international sales and consequently further expose us to the risks associated with such international sales.

        The international dimensions of our operations and sales subject us to a myriad of domestic and foreign trade regulatory requirements. As part of our ongoing integration program, we are evaluating our current trade compliance practices and implementing improvements, where necessary. Among other things, we are auditing our product export classification and customs procedures and are installing trade information and compliance systems using our global enterprise software platforms. We do not currently expect the costs of such evaluation or the implementation of any resulting improvements to have a material adverse effect on our operating results or business. However, our evaluation and related implementation are not yet complete and, accordingly, the costs could be greater than expected and such costs and the legal consequences of any failure to comply with applicable regulations could affect our business and operating results.

We have increasing manufacturing operations in China, which expose us to risks inherent in doing business in China

        As a result of our Global Realignment Program, we have increased our manufacturing operations in China and those operations are subject to greater political, legal and economic risks than those faced by our other operations. In particular, the political, legal and economic climate in China (both at national and regional levels) is extremely fluid and unpredictable. Among other things, the legal system in China (both at the national and regional levels) remains highly underdeveloped and subject to change, with little or no prior notice, for political or other reasons. Our ability to operate in China may be adversely affected by changes in Chinese laws and regulations, such as those relating to taxation, import and export tariffs, environmental regulations, land use rights, intellectual property and other matters. Moreover, the enforceability of applicable existing Chinese laws and regulations is uncertain. These concerns are exacerbated for foreign businesses, such as ours, operating in China. Our business could be materially harmed by any changes to the political, legal or economic climate in China or the inability to enforce applicable Chinese laws and regulations.

        Currently, we operate manufacturing facilities located in Shenzhen, Fuzhou and Beijing, China. As part of our Global Realignment Program, we continue to increase the scope and extent of our manufacturing operations in our Shenzhen facilities. Accordingly, we expect that our ability to operate successfully in China will become increasingly important to our overall success.

        Currently, we expect to export the majority of the products manufactured at our facilities in China. Accordingly, upon application to and approval by the relevant government authorities, we will not be subject to certain of China's taxes and are exempt from customs duties on imported components or materials and exported products. We are required to pay income taxes in China, subject to certain tax relief. We may become subject to other taxes in China or may be required to pay customs duties in the future. In the event that we are required to pay other taxes or customs duties in China, our results of operations could be materially and adversely affected.

Our business could be adversely affected by certain unexpected catastrophic events

We may encounter natural disasters, which could harm our financial condition and results of operations

        Our U.S. headquarters, including some of our research and development and manufacturing facilities, are located in California near major earthquake faults. Any damage to our facilities in California or other locations as a result of an earthquake, fire or any other natural disasters could disrupt our operations and have a material adverse impact on our business, operating results and financial condition.

Our business is subject to the risks of terrorist acts and acts of war

        Terrorist acts or acts of war may disrupt our operations, as well as our customers' operations. The terrorist attacks on September 11, 2001 created many economic and political uncertainties, and intensified the global economic downturn that we are currently facing. Any future terrorist activities or a potential war with Iraq or any other country could further weaken the global economy and create additional uncertainties, forcing our customers to further reduce their capital spending or cancel orders from us, which could have a material adverse impact on our business, operating results and financial condition.

Our business and operations would suffer in the event of a failure of our information technology infrastructure

        We rely upon the capacity, reliability and security of our information technology hardware and software infrastructure and our ability to expand and update this infrastructure in response to our changing needs. We are constantly updating our information technology infrastructure, such as our Oracle 11i upgrade, and expect to incur significant costs and divert significant management and other resources relating to our upgrade efforts. Among other things, we recently unified most of our manufacturing, accounting, sales and human resource data systems using an Oracle platform, and we have entered into an agreement with Oracle to provide and maintain our global ERP infrastructure on an outsourced basis. Any failure to manage, expand and update our information technology infrastructure or any failure in the operation of this infrastructure could harm our business.

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

If we have insufficient proprietary rights or if we fail to protect those we have, our business would be materially harmed

We may not obtain the intellectual property rights we require

        Others, including academic institutions and our competitors, hold numerous patents in the industries in which we operate. Some of these patents may purport to cover our products. In response, we may seek to acquire license rights to these or other patents or other intellectual property to the extent necessary to ensure we possess sufficient intellectual property rights for the conduct of our business. Unless we are able to obtain such licenses on commercially reasonable terms, patents or other intellectual property held by others could inhibit our development of new products, impede the sale of some of our current products, or substantially increase the cost to provide these products to our customers. While in the past licenses generally have been available to us where third-party technology was necessary or useful for the development or production of our products, in the future licenses to third-party technology may not be available on commercially reasonable terms, if at all. Generally, a license, if granted, includes payments by us of up-front fees, ongoing royalties or a combination of both. Such royalty or other terms could have a significant adverse impact on our operating results. We are a licensee of a number of third-party technologies and intellectual property rights and are required to pay royalties to these third-party licensors on some of our telecommunications products and laser subsystems.

Our products may be subject to claims that they infringe the intellectual property rights of others

        The industry in which we operate experiences periodic claims of patent infringement or other intellectual property rights. We have received in the past and may from time to time in the future receive notices from third parties claiming that our products infringe upon third-party proprietary rights. Any litigation to determine the validity of any third-party claims, regardless of the merit of these claims, could result in significant expense to us and divert the efforts of our technical and management personnel, whether or not we are successful in such litigation. If we are unsuccessful in any such litigation, we could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology that is the subject of the litigation. We may not be successful in such development or such licenses may not be available on terms acceptable to us, if at all. Without such a license, we could be enjoined from future sales of the infringing product or products. We currently have various pending claims from third parties that one or more of our products or operations infringe or misappropriate their intellectual property rights or that one or more of our patents are invalid. We do not expect these claims to have a material adverse effect on our business.

Our intellectual property rights may not be adequately protected

        Our future depends in part upon our intellectual property, including trade secrets, know-how and continuing technological innovation. We currently hold numerous U.S. patents on products or processes and corresponding foreign patents and have applications for some patents currently pending. The steps taken by us to protect our intellectual property may not adequately prevent misappropriation or ensure that others will not develop competitive technologies or products. Other companies may be investigating or developing other technologies that are similar to our own. It is possible that patents may not be issued from any application pending or filed by us and, if patents do issue, the claims allowed may not be sufficiently broad to deter or prohibit others from marketing similar products. Any patents issued to us may be challenged, invalidated or circumvented. Further, the rights under our patents may not provide a competitive advantage to us. In addition, the laws of some territories in which our products are or may be developed, manufactured or sold, including Europe, Asia-Pacific or Latin America, may not protect our products and intellectual property rights to the same extent as the laws of the United States.

We face certain litigation risks that could harm our business

        We have had numerous lawsuits filed against us asserting various claims, including securities class actions and stockholder derivative actions. The results of complex legal proceedings are difficult to predict. Moreover, many of the complaints filed against us do not specify the amount of damages that plaintiffs seek and we therefore are unable to estimate the possible range of damages that might be incurred should these lawsuits be resolved against us. While we are unable to estimate the potential damages arising from such lawsuits, certain of them assert types of claims that, if resolved against us, could give rise to substantial damages. Thus, an unfavorable outcome or settlement of one or more of these lawsuits could have a material adverse effect on our financial position, liquidity and results of operations. Even if these lawsuits are not resolved against us, the uncertainty and expense associated with unresolved lawsuits could seriously harm our business, financial condition and reputation. Litigation can be costly, time-consuming and disruptive to normal business operations. The costs of defending these lawsuits, particularly the securities class actions and stockholder derivative actions, have been significant, will continue to be costly and may not be covered by our insurance policies. The defense of these lawsuits could also result in continued diversion of our management's time and attention away from business operations, which could harm our business.

We may have difficulty obtaining director and officer liability insurance in acceptable amounts for acceptable rates

        Like most other public companies, we carry insurance protecting our officers and directors against claims relating to the conduct of our business. This insurance covers, among other things, the costs incurred by companies and their management to defend against and resolve claims relating to management conduct and results of operations, such as securities class action claims. These claims typically are extremely expensive to defend against and resolve. Hence, as is customary, we purchase and maintain insurance to cover some of these costs. We pay significant premiums to acquire and maintain this insurance, which is provided by third-party insurers, and we agree to underwrite a portion of such exposures under the terms of the insurance coverage. Over the last several years, the premiums we have paid for this insurance have increased substantially. One consequence of the current economic downturn and decline in stock prices has been a substantial increase in the number of securities class actions and similar claims brought against public corporations and their management, including our company and certain of our current and former officers and directors. Many, if not all, of these actions and claims are, and will likely continue to be, at least partially insured by third-party insurers. Consequently, insurers providing director and officer liability insurance have in recent periods sharply increased the premiums they charge for this insurance, raised retentions (that is, the amount of liability that a company is required to pay to defend and resolve a claim before any applicable insurance is provided), and limited the amount of insurance they will provide. Moreover, insurers typically provide only one-year policies. The insurance policies that may cover the current securities lawsuits against us have a $10.0 million retention. As a result, the costs we incur in defending the current securities lawsuits against us may not be reimbursed until they exceed $10.0 million. The policies that would cover any future lawsuits may not provide any coverage to us and may cover the directors and officers only in the event we are unwilling or unable to cover their costs in defending against and resolving any future claims. As a result, our costs in defending any future lawsuits could increase significantly. Each year we negotiate with insurers to renew our director and officer insurance. Particularly in the current economic environment, we cannot assure you that in the future we will be able to obtain sufficient director and officer liability insurance coverage at acceptable rates and with acceptable deductibles and other limitations. Failure to obtain such insurance could materially harm our financial condition in the event that we are required to defend against and resolve any future or existing securities class actions or other claims made against us or our management arising from the conduct of our operations. Further, the inability to obtain such insurance in adequate amounts may impair our future ability to retain and recruit qualified officers and directors.

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

        We also hold investments in other public and private companies, including, among others, Nortel, Adept and ADVA, and have limited funds invested in private venture funds. We acquired the Nortel and Adept investments prior to the economic downturn, when the market prices of both companies' stocks were significantly higher than at present. All three companies have experienced severe stock price declines during the economic downturn, which have greatly reduced the value of our investments, and we have written down the value of these investments as the decline in fair value was deemed to be other-than-temporary. During the first half of fiscal 2003, we recorded impairment charges of $19.1 million related to Adept. During the first half of fiscal 2002, we recorded impairment charges of $84.5 million related to Nortel and $13.9 million related to ADVA. In addition to our investments in public companies, we have in the past and expect to continue to make investments in privately held companies for strategic and commercial purposes. For example, we had a commitment to provide additional funding of up to $32.4 million to certain venture capital investment partnerships as of December 31, 2002. In recent months several of the private companies in which we held investments have ceased doing business and have either liquidated or are in bankruptcy proceedings. If the carrying value of our investments exceeds the fair value and the decline in fair value is deemed to be other-than-temporary, we will be required to write down the value of the investments, which could materially harm our results of operations or financial condition.

If we fail to obtain additional capital at the times, in the amounts and upon the terms required, our business could suffer

        We have devoted substantial resources for new facilities and equipment in our business operations. Currently we are incurring substantial costs associated with restructuring our business and operations under our Global Realignment Program. Although we believe our existing cash balances and available lines of credit will be sufficient to meet our capital requirements at least for the next 12 months, we may be required to seek additional equity or debt financing to compete effectively in our markets. We cannot precisely determine the timing and amount of such capital requirements, which will depend on several factors, including, among others, our acquisitions, the success of our Global Realignment Program and the demand for our products and products under development. Such additional financing may not be available when needed, or if available, may not be on terms satisfactory to us or may be dilutive to our stockholders.

Our rights plan and our ability to issue additional preferred stock could harm the rights of our common stockholders

        In June 1998, we adopted a Stockholder Rights Agreement, as amended, and declared a dividend distribution of one right per share of common stock for stockholders of record as of July 6, 1998. As adjusted for stock splits and dividends by us, each outstanding share of our common stock currently includes one-eighth of a right. Each right entitles stockholders to purchase 1/1000 share of our Series B Preferred Stock at an exercise price of $3,600. The rights only become exercisable in certain limited circumstances following the tenth day after a person or group announces acquisition of or tender offers for 15% or more of our common stock. For a limited period of time following the announcement of any such acquisition or offer, the rights are redeemable by us at a price of $0.01 per right. If the rights are not redeemed, each right will then entitle the holder to purchase common stock having the value of twice the then-current exercise price. For a limited period of time after the exercisability of the rights, each right, at the discretion of our Board of Directors, may be exchanged for either 1/1000 share of our Series B Preferred Stock or one share of our common stock per right. The rights expire on June 22, 2008.

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

Forward-Looking Statements

        Statements contained in this Quarterly Report on Form 10-Q which are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. A forward-looking statement may contain words such as "anticipate that," "believes," "can impact," "continue to," "estimates," "expects to," "hopes," "intends," "plans," "to be," "will be," "will continue to be" or similar words. These forward-looking statements include any statements we make, or implications suggested by statements we make, and include, but are not limited to:

  •
  the impact on our results of operations, business or financial condition of new accounting pronouncements—SFAS No. 141, SFAS No. 142, SFAS No. 144, SFAS No. 146, SFAS No. 148, Interpretation No. 45 and Interpretation No. 46;

  •
  our beliefs regarding the benefits to the Company from the acquisitions of OptronX and LA Label;

  •
  the significance of our non-communications sales to our overall revenue;

  •
  our future levels of cancellation revenue;

  •
  our expectations regarding the levels of telecommunications carriers' capital spending;

  •
  our future levels of gross margin, R&D and SG&A expenses;

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

  •
  the future prospects for and growth of us and our industry, including, without limitation: (i) the extent and duration of the current economic downturn and its impact on our results of operations, business and financial condition; (ii) the timing and extent of any recovery from such downturn; (iii) the viability, development and growth of new fiberoptic telecommunications markets, including the metro and fiber to the curb markets; and (iv) the benefits and opportunities for us and others in our industry provided by such new markets;

  •
  the implementation of the Global Realignment Program, the timing and level of cost reductions and other benefits we expect to receive as a result of the Global Realignment Program, and the expected cost to complete the Global Realignment Program, including, without limitation: (i) the level and timing of the expected workforce reductions; (ii) the timing to complete the disposition of assets and facilities, including, among other things, the timing to exit lease commitments; (iii) the benefits we expect to receive from the elimination and consolidation of research and development programs and manufacturing facilities; and (iv) the benefits we expect to receive from integrating our sales force and restructuring our customer service programs;

  •
  the sufficiency of our existing cash balances and investments, together with available lines of credit, to meet our liquidity and capital spending requirements for future periods; and

  •
  the cost to complete our acquired in-process research and development.

        Management cautions that forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in such forward-looking statements. These risks and uncertainties include, among other things, the risks that: (i) the current economic downturn may be more severe and prolonged than we can anticipate and, notwithstanding our projections, beliefs and expectations for our business, may cause our business and financial condition to suffer; (ii) due to the current economic slowdown in general, and setbacks in our customers' businesses in particular, predicting our financial performance and our success for future periods is far more difficult than in previous periods; (iii) our ongoing integration and restructuring efforts, including, among other things, the Global Realignment Program, may not be successful in achieving their expected benefits, may be insufficient to align our operations with customer demand and the changes affecting our industry, or may be more costly or extensive than currently anticipated; (iv) increasing pricing pressure, as the result of the economic downturn and competitive factors, may harm our revenue and profit margins; (v) our research and development programs may be insufficient or too costly or may not produce new products with performance, quality, quantity and price levels satisfactory to our customers; and (vi) our ongoing efforts to reduce product costs to our customers through, among other things, automation, improved manufacturing processes and product rationalization may be unsuccessful. Further, our future business, financial condition and results of operations could differ materially from those anticipated by such forward-looking statements and are subject to risks and uncertainties including the risks set forth above. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform such statements to actual results or to changes in our expectations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

        As of December 31, 2002, an evaluation was performed under the supervision and with the participation of our management, including Jozef Straus, Chief Executive Officer, and Anthony R. Muller, Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2002.

Changes in Internal Controls:

        There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The Securities Class Actions:

        Beginning on March 27, 2002, the first of numerous federal securities class actions was filed against the Company and several of its current and former officers and directors. On July 26, 2002, the Northern District of California consolidated all the securities actions then filed in or transferred to that court under the title In re JDS Uniphase Corporation Securities Litigation, Master File No. C-02-1486 CW, and appointed the Connecticut Retirement Plans and Trust Funds as Lead Plaintiff.

        An amended consolidated complaint was filed on October 11, 2002. It purports to be brought on behalf of a class consisting of those who acquired the Company's securities from July 27, 1999 through July 26, 2001, as well as on behalf of subclasses consisting of those who acquired the Company's common stock pursuant to its acquisitions of OCLI, E-TEK and SDL. The complaint seeks unspecified damages and alleges various violations of the federal securities laws, specifically Sections 10(b), 14(a), 20(a) and 20A of the Securities Exchange Act of 1934 and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933. It also names one of its stockholders as a defendant. On December 13, 2002, the Company moved to dismiss the amended consolidated complaint. On January 23, 2003, plaintiffs filed an opposition. The Company's reply brief is due on February 24, 2003, and a hearing is scheduled for March 14, 2003. No trial date has been set.

        On July 26, 2002, a securities class action captioned Zelman v. JDS Uniphase Corp., No. 02-CV-6002, was filed in the District Court for the Southern District of New York. The complaint, brought by a stockholder purporting to represent a class of purchasers of certain GOALS debt securities issued by an investment bank during the period from March 6, 2001 through September 26, 2001, named the Company, one of its stockholders, and several of its current and former officers and directors as defendants and alleges violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5. The action was transferred to the Northern District of California on September 11, 2002 and assigned a Northern District case number, No. C-02-4656 MJJ. On October 31, 2002, the District Court related the action to In re JDS Uniphase Corporation Securities Litigation, but did not consolidate the action with In re JDS Uniphase Corporation Securities Litigation. On January 7, 2003, the Court appointed Shirley Zelman lead plaintiff. No trial date has been set.

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

        On September 27, 2002, the District Court for the Northern District of California vacated its order to show cause regarding the Court's jurisdiction over the federal court actions (Corwin and Shalom) and consolidated the two actions into Corwin v. Kaplan, Master File No. C-02-2020 CW. On December 13, 2002, the Company moved to dismiss the consolidated federal actions. On January 23, 2003, plaintiffs filed an opposition. The Company's reply brief is due on February 24, 2003, and a hearing is scheduled for March 14, 2003.

        On January 27, 2003, the California state derivative actions were coordinated and consolidated in Santa Clara County Superior Court under the title In re JDS Uniphase Corporation Derivative Litigation, Master File No. CV 806911. Plaintiffs must file a consolidated amended derivative complaint by March 13, 2003. No trial date has been set in either the state or federal court actions.

The OCLI Shareholder Action:

        On February 3, 2003, an action captioned Pang v. Dwight, No. 02-231989, was filed in California Superior Court for the County of Sonoma. The complaint was brought by a stockholder who purports to represent a class of former shareholders of OCLI who exchanged their OCLI common stock for the Company's common stock when the Company acquired OCLI in February 2000. The complaint names as defendants former directors of OCLI and asserts causes of action for breach of fiduciary duty and breach of the duty of candor. The action seeks unspecified damages and no trial date has been scheduled.

        The Company believes that the factual allegations and circumstances underlying the securities class actions, the derivative actions and the OCLI Shareholder action are without merit. The costs of defending these lawsuits have been significant, will continue to be costly and may not be covered by the Company's insurance policies. The defense of these lawsuits could also result in continued diversion of the management's time that could prove to be disruptive to normal business operations. There can be no assurance that the Company will prevail or that the costs of defending these lawsuits will be covered by its insurance policies. An unfavorable outcome or settlement of this litigation could have a material adverse effect on the Company's financial position, liquidity or results of operations.

        The Company is a party to other litigation matters and claims, which are normal in the course of its operations. While the results of such litigation matters and claims cannot be predicted with certainty, the Company believes that their final outcome will not have a material adverse impact on the Company's financial position, liquidity, or results of operations.

Item 2. Changes in Securities and Use of Proceeds

        None.

Item 3. Defaults upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        The Company's Annual Meeting of Stockholders (the "Annual Meeting") was held on October 31, 2002. At the Annual Meeting, two items were voted upon:

  1.
  The election of three Class III Directors to serve until the 2005 Annual Meeting of Stockholders and until their successors are elected and qualified:

  (i)
  Richard T. Liebhaber

  (ii)
  Casimir S. Skrzypczak

  (iii)
  Jozef Straus

  2.
  The appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending June 30, 2003.

        The voting results were as follows:

		For	Against	Withheld	Abstained	Broker Non-Votes
1.	Directors:
	Richard T. Liebhaber	1,098,892,914	—	46,220,839	—	—
	Casimir S. Skrzypczak	1,098,892,914	—	46,220,839	—	—
	Jozef Straus	1,017,888,752	—	15,437,078	—	—
2.	Appointment of Ernst & Young LLP	1,082,077,205	56,452,773	—	6,583,934	—

Item 5. Other Information

        As of December 31, 2002, the following executive officers and members of the Company's Board of Directors maintained "plans" under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, for trading in shares of the Company's common stock and/or exchangeable shares:

  (1)
  Frederick J. Leonberger

  (2)
  Donald R. Scifres

  (3)
  Casimir S. Skrzypczak

  (4)
  Jozef Straus

  (5)
  Anthony R. Muller

Item 6. Exhibits and Reports on Form 8-K

a)
Exhibits:

Exhibit No.	Exhibit Description
10.1	Director Retainer Agreement — Bruce D. Day.
10.2	Director Retainer Agreement — Robert E. Enos.
10.3	Director Retainer Agreement — Peter A. Guglielmi.
10.4	Director Retainer Agreement — Martin A. Kaplan.
10.5	Director Retainer Agreement — Kevin J. Kennedy.
10.6	Director Retainer Agreement — Richard T. Liebhaber.
10.7	Director Retainer Agreement — Casimir S. Skrzypczak.
10.8	Retirement Agreement — Anthony R. Muller.
99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Jozef Straus.
99.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Anthony R. Muller.
b)
Reports on Form 8-K:

        The Company filed three Current Reports on Form 8-K during the three months ended December 31, 2002. Information regarding the items reported on is as follows:

Date of Report	Item Reported on
November 6, 2002	Regulation FD disclosure in connection with an investor presentation delivered by the officers of the Company on November 6, 2002 that included written communication comprised of slides.
November 1, 2002	Regulation FD disclosure in connection with an investor presentation delivered by the officers of the Company on October 31, 2002 that included written communication comprised of slides.
October 24, 2002	Regulation FD disclosure in connection with a conference call delivered by the officers of the Company on October 24, 2002 that included information contained in a script.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JDS Uniphase Corporation (Registrant)
/s/ ANTHONY R. MULLER
Date: February 11, 2003	By: Anthony R. Muller Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

CERTIFICATION PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, Jozef Straus, Co-Chairman and Chief Executive Officer, certify that:

1.
I have reviewed the periodic report of JDS Uniphase Corporation (the "Company") on Form 10-Q for the period ended December 31, 2002 as filed with the Securities and Exchange Commission (the "Report");

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

5.
The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's Board of Directors (or persons performing the equivalent functions):

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

February 11, 2003 Date	/s/ JOZEF STRAUS By: Jozef Straus Co-Chairman and Chief Executive Officer

CERTIFICATION PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, Anthony R. Muller, Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer), certify that:

1.
I have reviewed the periodic report of JDS Uniphase Corporation (the "Company") on Form 10-Q for the period ended December 31, 2002 as filed with the Securities and Exchange Commission (the "Report");

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

5.
The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's Board of Directors (or persons performing the equivalent functions):

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

February 11, 2003 Date:	/s/ ANTHONY R. MULLER By: Anthony R. Muller Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
10.1	Director Retainer Agreement — Bruce D. Day.
10.2	Director Retainer Agreement — Robert E. Enos.
10.3	Director Retainer Agreement — Peter A. Guglielmi.
10.4	Director Retainer Agreement — Martin A. Kaplan.
10.5	Director Retainer Agreement — Kevin J. Kennedy.
10.6	Director Retainer Agreement — Richard T. Liebhaber.
10.7	Director Retainer Agreement — Casimir S. Skrzypczak.
10.8	Retirement Agreement — Anthony R. Muller.
99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Jozef Straus.
99.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Anthony R. Muller.

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
  Item 3. Quantitative and Qualitative Disclosure About Market Risks
  Item 4. Controls and Procedures
  PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
EXHIBIT INDEX