Form 10-Q
period 2003-03-31
JDS UNIPHASE CORP /CA/
filed 2003-05-13
CIK 912093

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
OR
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Number of shares of common stock outstanding as of May 1, 2003 was 1,430,179,425, including 78,442,721 exchangeable shares of JDS Uniphase Canada Ltd. Each exchangeable share is exchangeable at any time into common stock on a one-for-one basis, entitles a holder to dividend and other rights economically equivalent to those of the common stock, and through a voting trust, votes at meetings of stockholders of the Registrant.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

JDS UNIPHASE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	March 31, 2003	June 30, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$240.7	$412.4
Short-term investments	1,025.0	1,038.0
Accounts receivable, less allowances of $38.6 at March 31, 2003 and $62.4 at June 30, 2002	102.5	134.4
Inventories	99.7	110.0
Refundable income taxes	4.0	60.4
Deferred income taxes	36.0	68.0
Other current assets	75.1	34.1

Total current assets	1,583.0	1,857.3
Property, plant and equipment, net	289.7	491.5
Deferred income taxes	25.4	43.9
Goodwill	156.1	332.2
Other intangibles, net	93.9	177.5
Long-term investments	52.3	95.6
Other assets	8.9	6.5

Total assets	$2,209.3	$3,004.5

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$59.7	$66.2
Accrued payroll and related expenses	47.3	70.2
Income taxes payable	32.4	31.3
Deferred income taxes	—	2.2
Restructuring accrual	150.2	95.8
Warranty accrual	61.5	73.6
Other current liabilities	108.2	143.2

Total current liabilities	459.3	482.5
Deferred income taxes	25.5	41.7
Other non-current liabilities	16.8	8.9
Commitments and contingencies
Stockholders' equity:
Preferred stock	—	—
Common stock and additional paid-in capital	68,551.1	68,457.9
Accumulated deficit	(66,834.9)	(65,962.7)
Accumulated other comprehensive loss	(8.5)	(23.8)

Total stockholders' equity	1,707.7	2,471.4

Total liabilities and stockholders' equity	$2,209.3	$3,004.5

See accompanying notes to condensed consolidated financial statements

JDS UNIPHASE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per-share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2003	March 31, 2002	March 31, 2003	March 31, 2002
Net sales	$165.7	$261.8	$515.3	$876.5
Cost of sales	142.9	240.1	498.9	919.0

Gross profit (loss)	22.8	21.7	16.4	(42.5)
Operating expenses:
Research and development	36.8	57.8	121.6	191.1
Selling, general and administrative	70.0	84.0	209.0	288.7
Amortization of goodwill	—	260.4	—	924.7
Amortization of other intangibles	3.7	113.3	15.9	333.6
Acquired in-process research and development	—	—	0.4	22.1
Reduction of goodwill	—	2,871.5	225.7	4,167.8
Reduction of other long-lived assets	11.2	1,012.6	165.8	1,025.9
Restructuring charges	16.3	(10.8)	115.1	232.2

Total operating expenses	138.0	4,388.8	853.5	7,186.1

Loss from operations	(115.2)	(4,367.1)	(837.1)	(7,228.6)
Interest and other income, net	7.1	11.2	26.6	36.0
Loss on sale of subsidiaries	—	—	(0.5)	—
Gain on sale of investments	0.9	4.5	3.7	10.9
Reduction in fair value of investments	(9.8)	(7.9)	(37.7)	(114.4)
Loss on equity method investments	(1.2)	(8.5)	(7.7)	(53.6)

Loss before income taxes	(118.2)	(4,367.8)	(852.7)	(7,349.7)
Income tax expense (benefit)	18.6	(26.9)	19.5	346.1

Net loss	$(136.8)	$(4,340.9)	$(872.2)	$(7,695.8)

Net loss per share—basic and diluted	$(0.10)	$(3.19)	$(0.62)	$(5.75)

Shares used in per-share calculation—basic and diluted	1,422.6	1,359.0	1,416.9	1,337.4

See accompanying notes to condensed consolidated financial statements

JDS UNIPHASE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended
	March 31, 2003	March 31, 2002
OPERATING ACTIVITIES:
Net loss	$(872.2)	$(7,695.8)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	49.9	244.0
Amortization expense	15.9	1,258.3
Amortization of deferred compensation	47.8	77.1
Acquired in-process research and development	0.4	22.1
Reduction of goodwill and other long-lived assets	391.5	5,193.7
Non-cash restructuring and other charges	36.8	141.3
(Gain) loss on disposal of fixed assets	(1.3)	26.4
Loss on sale of subsidiaries	0.5	—
Gain on sale of investments	(3.7)	(10.9)
Reduction in fair value of investments	37.7	114.4
Loss on equity method investments	7.7	53.6
Change in deferred income taxes, net	32.1	440.6
Tax benefit on non-qualified stock options	—	35.0
Changes in operating assets and liabilities:
Accounts receivable	34.5	312.6
Inventories	9.4	163.9
Other assets	64.8	(44.6)
Income taxes payable	1.2	(18.5)
Accounts payable and other liabilities	(20.5)	(241.2)

Net cash provided by (used in) operating activities	(167.5)	72.0

INVESTING ACTIVITIES:
(Purchases) sales of available-for-sale investments	36.2	(304.5)
Purchases of non-marketable investments	(1.5)	(36.6)
Sales of non-marketable investments	—	29.8
Acquisitions of businesses, net of cash acquired	(27.8)	(121.0)
Purchases of property, plant and equipment, net of sales	(27.1)	(113.8)
Other assets	1.8	9.3

Net cash used in investing activities	(18.4)	(536.8)

FINANCING ACTIVITIES:
Repayment of debt	(0.6)	(32.6)
Proceeds from issuance of common stock	18.4	61.4

Net cash provided by financing activities	17.8	28.8

Effect of exchange rate changes on cash and cash equivalents	(3.6)	(1.3)
Decrease in cash and cash equivalents	(171.7)	(437.3)
Cash and cash equivalents at beginning of period	412.4	762.8

Cash and cash equivalents at end of period	$240.7	$325.5

See accompanying notes to condensed consolidated financial statements

JDS UNIPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

        The financial information as of March 31, 2003 and for the three and nine months ended March 31, 2003 and 2002 is unaudited, but includes all adjustments that JDS Uniphase Corporation (the "Company") considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and rules and regulations of the Securities and Exchange Commission. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2002.

        The balance sheet at June 30, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results for the three and nine months ended March 31, 2003 may not be indicative of results for the year ending June 30, 2003 or any future periods.

        The third quarters of fiscal 2003 and 2002 ended on March 29, 2003 and March 30, 2002, respectively. For comparative presentation purposes, all accompanying financial statements and footnotes thereto have been shown as ending on the last day of the calendar month.

Reclassifications:

        The following amounts reported in prior periods have been reclassified to conform to the current-period presentation:

Condensed Consolidated Balance Sheets:

  •
  Goodwill and other intangibles of $509.7 million as of June 30, 2002 is now separated into goodwill of $332.2 million and other intangibles of $177.5 million.

  •
  Current portion of capital lease obligations of $1.3 million as of June 30, 2002 is now included in other current liabilities of $143.2 million. In addition, long-term portion of capital lease obligations of $5.5 million as of June 30, 2002 is now included in other non-current liabilities of $8.9 million.

Condensed Consolidated Statements of Operations:

  •
  Cost of sales of $498.9 million for the nine months ended March 31, 2003 included a reclassification of $8.3 million from selling, general and administrative expense in connection with a patent license agreement (see Note 19).

  •
  Amortization of intangibles of $373.7 million for the three months ended March 31, 2002 is now separated into amortization of goodwill of $260.4 million and amortization of other intangibles of $113.3 million. In addition, amortization of intangibles of $1,258.3 million for the nine months ended March 31, 2002 is now separated into amortization of goodwill of $924.7 million and amortization of other intangibles of $333.6 million.

  •
  Reductions of goodwill and other long-lived assets of $3,884.1 million for the three months ended March 31, 2002 are now separated into reductions of goodwill of $2,871.5 million and reductions of other long-lived assets of $1,012.6 million. In addition, reductions of goodwill and other long-lived assets of $5,193.7 million for the nine months ended March 31, 2002 are now separated into reductions of goodwill of $4,167.8 million and reductions of other long-lived assets of $1,025.9 million.

Recent Accounting Pronouncements:

SFAS No. 141 and SFAS No. 142:

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," which requires all business combinations initiated after June 30, 2001 be accounted for using the purchase method. In addition, SFAS No. 141 further clarifies the criteria to recognize purchased intangibles separately from goodwill. Specifically, SFAS No. 141 requires that an intangible asset may be separately recognized only if such an asset meets the contractual-legal criterion or the separability criterion. On July 1, 2002, in accordance with SFAS No. 141, the Company reassessed the goodwill and other purchased intangibles previously recorded in acquisitions prior to July 1, 2001 and determined that as of July 1, 2002, the Company had approximately $10.8 million of separately recognized purchased intangibles, consisting of acquired assembled workforce, that did not meet the new recognition criteria for an intangible asset to be recognized apart from goodwill. This amount was reclassified to goodwill on July 1, 2002.

        In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," under which goodwill and other purchased intangibles with indefinite useful lives are no longer amortized but are reviewed for impairment annually, or more frequently if certain events or changes in circumstances indicate that the carrying value may not be recoverable. Purchased intangibles with finite useful lives continue to be amortized over their useful lives and are reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

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

        A reconciliation of the reported net loss and net loss per share to the amounts adjusted for the exclusion of amortization of: (i) goodwill from acquisitions; (ii) equity method goodwill related to ADVA (see Note 6); and (iii) assembled workforce, net of the related tax effect, was as follows (in millions, except per-share data):

	Three Months Ended		Nine Months Ended
	March 31, 2003	March 31, 2002	March 31, 2003	March 31, 2002
Reported net loss	$(136.8)	$(4,340.9)	$(872.2)	$(7,695.8)
Add back:
Amortization of:
Goodwill from acquisitions	—	260.4	—	924.7
Equity method goodwill related to ADVA	—	—	—	0.7
Assembled workforce	—	3.3	—	10.7
Income tax effect	—	(8.5)	—	(26.3)

Adjusted net loss	$(136.8)	$(4,085.7)	$(872.2)	$(6,786.0)

Reported net loss per share—basic and diluted	$(0.10)	$(3.19)	$(0.62)	$(5.75)

Adjusted net loss per share—basic and diluted	$(0.10)	$(3.01)	$(0.62)	$(5.07)

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

        The Company adopted SFAS No. 144 on July 1, 2002. Under SFAS No. 121, excluding asset write-downs associated with the Global Realignment Program, the Company recorded impairment charges of $5,979.4 million in fiscal 2002. The adoption of SFAS No. 144 may have a material impact on the Company's consolidated financial position and results of operations if the industry and economic downturn continues to affect the Company's operations and sales forecasts, primarily because SFAS No. 144 excludes goodwill, which may result in certain long-lived assets being subject to impairment charges sooner than they would have been recorded under SFAS No. 121. During the third quarter and first nine months of fiscal 2003, the Company recorded impairment charges of $11.2 million and $165.8 million, respectively, under SFAS No. 144 (see Note 9).

SFAS No. 146:

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. In addition, SFAS No. 146 establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The effect of the adoption of SFAS No. 146 is dependent on the Company's related activities. As the Company continues to restructure its business under its Global Realignment Program (see Note 10), the adoption of SFAS No. 146 is expected to have a material impact on the Company's consolidated financial position and results of operations, primarily relating to the timing of recognition of future restructuring charges.

SFAS No. 148:

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The transition provisions do not currently have an impact on the Company's consolidated financial position and results of operations as the Company has not elected to adopt the fair value based method of accounting for stock-based employee compensation under SFAS No. 123. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The Company adopted the disclosure requirements in the third quarter of fiscal 2003.

        The Company accounts for its employee stock options under the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," as interpreted by FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." Under APB Opinion No. 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The following table presents the effect on the Company's net loss and net loss per share if the Company had applied the fair value based method of accounting under SFAS No. 123 (in millions, except per-share data):

	Three Months Ended		Nine Months Ended
	March 31, 2003	March 31, 2002	March 31, 2003	March 31, 2002
Reported net loss	$(136.8)	$(4,340.9)	$(872.2)	$(7,695.8)
Adjustment:
Compensation expense under SFAS No. 123, net of tax	(161.7)	(199.7)	(625.4)	(598.4)

Pro forma net loss	$(298.5)	$(4,540.6)	$(1,497.6)	$(8,294.2)

Reported net loss per share—basic and diluted	$(0.10)	$(3.19)	$(0.62)	$(5.75)

Pro forma net loss per share—basic and diluted	$(0.21)	$(3.34)	$(1.06)	$(6.20)

Interpretation No. 45:

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which requires a guarantor to recognize and measure certain types of guarantees at fair value. In addition, Interpretation No. 45 requires the guarantor to make new disclosures for these guarantees and other types of guarantees that are not subject to the initial recognition and initial measurement provisions. The disclosure requirements are effective for financial statements for interim or annual periods ended after December 15, 2002, while the recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted the disclosure provisions of Interpretation No. 45 during the second quarter of fiscal 2003 and the initial recognition and initial measurement provisions in the third quarter of fiscal 2003. The Company's adoption of Interpretation No. 45 did not have a material impact on its consolidated financial position and results of operations. Please refer to Note 18 for further discussion of guarantees and product warranties.

Interpretation No. 46:

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," which requires a company that has a controlling financial interest in a variable interest entity to consolidate the assets, liabilities and results of activities of the entity. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from other parties. Interpretation No. 46 is applicable: (i) immediately for all variable interest entities created after January 31, 2003; or (ii) in the first fiscal year or interim period beginning after June 15, 2003 for those created before February 1, 2003. In accordance with Interpretation No. 46, the Company will be required to consolidate one operating lease pertaining to two separate properties, generally known as a "synthetic lease," beginning in the first quarter of fiscal 2004. Please refer to Note 7 below for further discussion of the potential impact the consolidation of the operating lease will have on the Company's consolidated financial position and results of operations. In addition, the Company is currently reviewing its investments acquired prior to February 1, 2003 to determine whether any of its investee companies are variable interest entities that would require the Company to consolidate them beginning in the first quarter of fiscal 2004.

Note 2. Derivative Instruments and Hedging Activities

        The Company's objectives and strategies for holding derivatives are to minimize the transaction and translation risks associated with non-functional currency transactions. The Company does not use derivatives for trading purposes.

        The Company conducts its business and sells its products directly to customers primarily in North America, Europe and Asia-Pacific. In the normal course of business, the Company's financial position is routinely subject to market risks associated with foreign currency rate fluctuations due to balance sheet positions in other local foreign currencies. The Company's policy is to ensure that business exposures to foreign exchange risks are identified, measured and minimized using foreign currency forward contracts to reduce such risks. The foreign currency forward contracts generally expire within 40 days. The change in fair value of these foreign currency forward contracts is recorded under "Interest and other income, net" in the Company's Condensed Consolidated Statements of Operations. At March 31, 2003, the face value of these foreign currency forward contracts was approximately $20.0 million and the change in fair value of such contracts was not material.

Note 3. Inventories

        The components of inventories consisted of the following (in millions):

	March 31, 2003	June 30, 2002
Finished goods	$34.7	$46.7
Work in process	34.4	36.9
Raw materials and purchased parts	30.6	26.4

Total inventories	$99.7	$110.0

        The Company recorded write-downs of excess and obsolete inventories of $10.1 million and $45.5 million for the three and nine months ended March 31, 2003, respectively, and $37.6 million and $179.8 million for the three and nine months ended March 31, 2002, respectively. The Company recorded these write-downs primarily as a result of the significant decline in the overall levels of forecasted sales as well as changes in expected product mix.

        In addition, the Company consumed previously written-down inventories of $17.9 million and $52.2 million for the three and nine months ended March 31, 2003, respectively, and $28.2 million and $57.2 million for the three and nine months ended March 31, 2002, respectively.

Note 4. Goodwill

        The following table presents the changes in goodwill allocated to the reportable segments (in millions):

Three Months Ended March 31, 2003:	Communications Products Group	Thin Film Products Group	Total
Balance as of December 31, 2002	$77.1	$42.6	$119.7
Acquisition (see Note 15):
L.A. Label Co. ("LAL")	—	7.1	7.1
Purchase price adjustment related to the achievement of milestones	—	29.3	29.3

Balance as of March 31, 2003	$77.1	$79.0	$156.1

Nine Months Ended March 31, 2003:	Communications Products Group	Thin Film Products Group	Total
Balance as of June 30, 2002	$291.8	$40.4	$332.2
Assembled workforce reclassified as goodwill	8.6	2.2	10.8
Acquisitions (see Note 15):
OptronX's transceiver/transponder unit	5.1	—	5.1
IBM's optical transceiver unit ("Datacom")	(2.7)	—	(2.7)
LAL	—	7.1	7.1
SFAS No. 142 impairment charges (see Note 8)	(225.7)	—	(225.7)
Purchase price adjustment related to the achievement of milestones	—	29.3	29.3

Balance as of March 31, 2003	$77.1	$79.0	$156.1

Purchase price adjustment related to the achievement of milestones:

        In September 2000, the Company acquired Epion Corporation ("Epion"). The purchase agreement provides for the issuance of additional shares of the Company's common stock subject to the completion of certain milestones. During the third quarter of fiscal 2003, Epion achieved a certain milestone that resulted in the Company issuing 9.7 million shares of the Company's common stock valued at $30.0 million, of which $27.0 million was recorded as goodwill, $2.9 million was recorded as stock-based compensation expense, and $0.2 million was recorded as deferred compensation related to unvested options.

        In addition, during the third quarter of fiscal 2003, the Company issued a payment of $2.3 million in connection with a certain milestone achieved by another acquired entity. The Company recorded the entire amount as goodwill.

Note 5. Other Intangibles

        The following tables present details of the Company's other intangibles (in millions):

As of March 31, 2003:	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$106.7	$(40.5)	$66.2
Other	40.7	(13.0)	27.7

Total intangibles	$147.4	$(53.5)	$93.9

As of June 30, 2002:	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$182.2	$(52.5)	$129.7
Other	278.5	(230.7)	47.8

Total intangibles	$460.7	$(283.2)	$177.5

        Amortization of intangibles was $3.7 million and $15.9 million for the three and nine months ended March 31, 2003, respectively, and $113.3 million and $333.6 million for the three and nine months ended March 31, 2002, respectively.

        Based on the carrying amount of the intangibles as of March 31, 2003, the estimated future amortization is as follows (in millions):

Years Ended June 30,
2003 (April 1, 2003 to June 30, 2003)	$4.0
2004	16.0
2005	15.3
2006	13.8
2007	10.8
Thereafter	34.0

Total amortization	$93.9

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

	Three Months Ended		Nine Months Ended
	March 31, 2003	March 31, 2002	March 31, 2003	March 31, 2002
Available-for-sale investments:
Nortel Networks ("Nortel")	$—	$—	$—	$84.5
Other	—	—	—	9.6
Non-marketable equity investments:
Adept Technology ("Adept")	5.9	—	25.0	—
Other	3.9	7.9	12.7	20.3

Total reductions in fair value of investments	$9.8	$7.9	$37.7	$114.4

        As of March 31, 2003, the Company held 24.7 million shares of Nortel common stock with a fair value of $51.1 million. The Company acquired the shares as a result of the sale of its Zurich, Switzerland subsidiary to Nortel during the third quarter of fiscal 2001.

        During the second quarter of fiscal 2002, the Company entered into an automation development alliance agreement with Adept (see Note 16). In connection with this alliance, the Company invested $25.0 million in Adept's convertible preferred stock. During the third quarter and first nine months of fiscal 2003, the Company determined that the decline in fair value of its Adept investment was other-than-temporary and recorded impairment charges of $5.9 million and $25.0 million, respectively.

Equity Method Investments:

        The Company accounts for investments in 50% or less owned companies over which it has the ability to exercise significant influence using the equity method of accounting. As of March 31, 2003, the Company had a commitment to provide additional funding of up to $31.5 million to certain venture capital investment partnerships. The Company is currently reviewing its investments to determine whether any of its investee companies are variable interest entities in accordance with Interpretation No. 46 (see "Recent Accounting Pronouncements" under Note 1).

        The following table summarizes the charges relating to the Company's equity method investments (in millions):

	Three Months Ended		Nine Months Ended
	March 31, 2003	March 31, 2002	March 31, 2003	March 31, 2002
ADVA	$—	$—	$—	$41.1
Other	1.2	8.5	7.7	12.5

Total loss on equity method investments	$1.2	$8.5	$7.7	$53.6

ADVA:

        As of March 31, 2003, the Company had a 29% ownership in ADVA, a German company publicly traded in Germany that develops and manufactures fiberoptic components and products. During the three and nine months ended March 31, 2002, the Company recorded $0 and $0.7 million, respectively, of amortization related to the difference between the cost of the investment and the underlying equity in the net assets of ADVA.

        During the three and nine months ended March 31, 2002, the Company recorded total charges of $0 and $13.9 million, respectively, to write down the basis of its investment in ADVA as the Company determined the decline in fair value was other-than-temporary.

        During the three and nine months ended March 31, 2002, the Company recorded $0 and $26.5 million, respectively, as its pro rata share of ADVA's net losses under the equity method. The Company reduced the carrying amount of its investment in ADVA to $0 during the second quarter of fiscal 2002. As the Company had no commitment to provide additional funding to ADVA, no further pro rata share of ADVA's net losses was recorded after the second quarter of fiscal 2002. Should ADVA report net income in future periods, the Company will resume applying the equity method after its pro rata share of ADVA's net income exceeds its pro rata share of ADVA's net losses not recognized during the periods the equity method was suspended.

Other Equity Method Investments:

        During the three and nine months ended March 31, 2003, the Company recorded $1.2 million and $7.7 million, respectively, as its pro rata share of net losses in equity method investments other than ADVA. During the three and nine months ended March 31, 2002, these charges totaled $8.5 million and $12.5 million, respectively.

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

        An amended consolidated complaint was filed on October 11, 2002. It purports to be brought on behalf of a class consisting of those who acquired the Company's common stock from July 27, 1999 through July 26, 2001, as well as on behalf of subclasses consisting of those who acquired the Company's common stock pursuant to its acquisitions of Optical Coating Laboratory, Inc. ("OCLI"), E-TEK Dynamics, Inc. ("E-TEK") and SDL, Inc. ("SDL"). The complaint seeks unspecified damages and alleges various violations of the federal securities laws, specifically Sections 10(b), 14(a), 20(a) and 20A of the Securities Exchange Act of 1934 and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933. In addition, it named one of the Company's stockholders as a defendant. On December 13, 2002, the Company moved to dismiss the amended consolidated complaint. On March 14, 2003, the court dismissed the complaint with leave to amend and set a schedule for the filing of an amended complaint. No trial date has been set.

        On July 26, 2002, a securities class action captioned Zelman v. JDS Uniphase Corp., No. 02-CV-6002, was filed in the District Court for the Southern District of New York. The complaint, brought by a stockholder purporting to represent a class of purchasers of certain GOALS debt securities issued by an investment bank during the period from March 6, 2001 through September 26, 2001, named the Company and several of its current and former officers and directors as defendants and alleged violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5. In addition, it named one of the Company's stockholders as a defendant. The action was transferred to the Northern District of California on

September 11, 2002, and assigned a Northern District case number, No. C-02-4656 MJJ. On October 31, 2002, the district court related the action to In re JDS Uniphase Corporation Securities Litigation, but did not consolidate the two actions. On January 7, 2003, the Court appointed Shirley Zelman lead plaintiff. The plaintiff has agreed that the Company need not respond to the complaint at this time. No trial date has been set.

The Derivative Actions:

        Eleven derivative actions purporting to be brought on the Company's behalf have been filed in state and federal courts against several of its current and former officers and directors. Some of these actions also named its independent auditors, Ernst & Young LLP, as a defendant. All were based on the same factual allegations and circumstances as the purported securities class actions and alleged state law claims for breach of fiduciary duty, misappropriation of confidential information, waste of corporate assets, contribution and indemnification, insider trading, abuse of control, gross mismanagement and unjust enrichment. The actions seek unspecified damages and no trial date has been scheduled in any of them. Several of the actions have been consolidated, resulting in the following surviving actions: In re JDS Uniphase Corporation Derivative Litigation, Master File No. CV806911, filed April 11, 2002, in California Superior Court for the County of Santa Clara; Corwin v. Kaplan, No. C-02-2020 CW, filed April 24, 2002, in the District Court for the Northern District of California; and Cromas v. Straus, Civil Action No. 19580, filed April 25, 2002, in the Delaware Court of Chancery for New Castle County.

        In the Corwin case, the Company moved to dismiss on December 13, 2002. On March 14, 2003, the court dismissed the complaint with leave to amend and set a schedule for the filing of an amended complaint. No trial date has been set.

        In In re JDS Uniphase Corporation Derivative Litigation, plaintiffs filed a consolidated amended derivative complaint on March 13, 2003. That complaint asserted claims for breach of fiduciary duty, waste of corporate assets, abuse of control, gross mismanagement, unjust enrichment, and constructive fraud against the Company and certain of its current and former officers and directors. The complaint also asserted claims for violation of California Corporations Code Sections 25402 and 25502.5 against defendants who sold the Company's common stock and asserted claims for breach of contract, professional negligence, and negligent misrepresentation against the Company's independent auditors, Ernst & Young LLP. On April 22, 2003, the Company moved to stay the state court actions pending resolution of the federal securities and federal derivative actions. The motion to stay is scheduled to be heard June 3, 2003. On April 28, 2003, the Company and certain other defendants filed demurrers to the complaint. The demurrers are scheduled to be heard July 22, 2003. No trial date has been set in either the state or federal court actions.

        In the Cromas case, no proceedings have occurred to date.

The OCLI Shareholder Action:

        On February 3, 2003, an action captioned Pang v. Dwight, No. 02-231989, was filed in California Superior Court for the County of Sonoma. The complaint was brought by a stockholder who purports to represent a class of former shareholders of OCLI who exchanged their OCLI common stock for the Company's common stock upon the Company's acquisition of OCLI in February 2000. The complaint named the former directors of OCLI as defendants and asserted causes of action for breach of fiduciary duty and breach of the duty of candor. The action seeks unspecified damages, and no trial date has been scheduled.

The SDL Shareholder Actions:

        Three actions have been filed in California Superior Court for the County of Santa Clara by stockholders purporting to represent a class of former shareholders of SDL who exchanged their SDL common stock for the Company's common stock upon the Company's acquisition of SDL in February 2001. The complaints named the former directors of SDL as defendants and asserted causes of action for breach of fiduciary duty and breach of the duty of disclosure and seek unspecified damages. These actions included: Cook v Scifres, No. CV814824, filed February 18, 2003; Anish v. Scifres, No. CV815738, filed March 24, 2003; and Vajdos v. Scifres, No. CV816087, filed April 7, 2003. On April 4, 2003, the plaintiff in Cook moved to consolidate the actions and to appoint the law firm of Milberg Weiss as lead counsel for plaintiffs. A hearing on the motion is scheduled for June 24, 2003. No trial date has been scheduled. On May 5, 2003, the defendants in the Cook action petitioned the Judicial Council to coordinate the SDL actions with the OCLI action in Santa Clara County Superior Court.

        The Company believes that the factual allegations and circumstances underlying these securities class actions, derivative actions, and the OCLI and SDL shareholder actions are without merit. The costs of defending these lawsuits have been and will continue to be significant. The defense of these lawsuits could also result in continued diversion of management's time and attention, which could prove to be disruptive to normal business operations. There can be no assurance that the Company will prevail or that the costs of defending these lawsuits will be covered by its insurance policies. An unfavorable outcome or settlement of this litigation could have a material adverse effect on the Company's financial position, liquidity or results of operations.

        The Company is a party to other litigation matters and claims, which are normal in the course of its operations. While the results of such litigation matters and claims cannot be predicted with certainty, the Company believes that their final outcome will not have a material adverse impact on the Company's financial position, liquidity or results of operations.

Lease Commitments:

        As of March 31, 2003, the Company had one master lease agreement with a special purpose entity (the "Lessor"), managed and administered by a trustee, for the development of manufacturing, research and development and administrative facilities in Melbourne, Florida and Raleigh, North Carolina. Under a related credit agreement, a group of financial institutions has committed to fund the Lessor a maximum of $59.6 million to develop the projects. As of March 31, 2003, $42.3 million has been drawn and no further withdrawal is permitted as the funding period has expired in accordance with the agreement. The lease has an initial term of five years, which began on August 4, 2000, and the Company has an option to renew the lease for two additional terms of one year each, subject to certain conditions. At any time prior to the expiration date of the lease, the Company may, at its option, purchase the properties from the Lessor for $44.6 million (the "Termination Value"), representing the principal balance of the loan and capitalized interest. If the Company elects not to purchase the properties, it may exercise its option to sell them to a third party at market value within 180 days before the end of the lease term. Under the sale option, the Company keeps any sale proceeds in excess of the Termination Value. If the sale proceeds are below the Termination Value, the Company is obligated to pay up to approximately $37.5 million of any shortfall.

        On an annual basis or when indicators of impairment exist, the Company is required to evaluate the expected fair value of the properties at the end of the lease term. In the event the Company determines that it is probable and estimable that the expected fair value of the properties at the end of the lease term will be less than the carrying value, the Company accrues for the estimated losses. The

Company recorded the following amounts in connection with the estimated losses on the properties (in millions):

	Three Months Ended		Nine Months Ended
	March 31, 2003	March 31, 2002	March 31, 2003	March 31, 2002
Raleigh, North Carolina properties	$3.0	$—	$6.5	$11.8
Melbourne, Florida properties	0.5	—	7.9	—

Total	$3.5	$—	$14.4	$11.8

Raleigh, North Carolina Properties:

        In connection with its Phase 2 restructuring activities, the Company announced its plan to vacate buildings located in the Raleigh, North Carolina site (see Note 10). During the first nine months of fiscal 2002, the Company accrued losses of $11.8 million, representing the difference between the expected fair value of the properties at the end of the lease term and their carrying value. During the third quarter and first nine months of fiscal 2003, the Company accrued additional losses of $3.0 million and $6.5 million, respectively. The Company recorded these charges under "Restructuring charges" in the Condensed Consolidated Statements of Operations.

Melbourne, Florida Properties:

        During the third quarter and first nine months of fiscal 2003, the Company accrued losses of $0.5 million and $7.9 million, respectively, and recorded such amounts as deferred charges, which are being amortized on a straight-line basis through the end of the lease term. As of March 31, 2003, $2.7 million was included under "Other current assets" and $3.9 million was included under "Other assets" in the Condensed Consolidated Balance Sheet. Amortization expense totaled $0.6 million and $1.3 million in the third quarter and first nine months of fiscal 2003, respectively.

        Neither the real estate assets nor the debt associated with the development of the projects was recorded on the Company's Condensed Consolidated Balance Sheet as of March 31, 2003. Beginning in the first quarter of fiscal 2004, the Company will be required to consolidate the real estate assets and liabilities associated with the operating lease in accordance with Interpretation No. 46 (see "Recent Accounting Pronouncements" under Note 1). If the Company were to consolidate this operating lease on April 1, 2003, the potential impact on the Company's consolidated financial position and results of operations would be as follows:

Condensed Consolidated Balance Sheet:

Accounts	Explanation of Impact
Other current assets	Decrease by $2.7 million due to the recognition of deferred impairment charges related to the Melbourne, Florida properties.
Property, plant and equipment, net
(i) Increase by $42.2 million for the net book value of the properties in both locations;
(ii) Decrease by the $18.3 million accrued losses recorded in connection with the Raleigh, North Carolina properties; and
(iii) Decrease by the $7.9 million accrued losses recorded in connection with the Melbourne, Florida properties.
Other assets	Decrease by $3.9 million due to the recognition of deferred impairment charges related to the Melbourne, Florida properties.
Restructuring accrual
(i) Decrease by the $18.3 million accrued losses associated with the Raleigh, North Carolina properties; and
(ii) Decrease by $1.0 million due to the reversal of accrued lease charges associated with the Raleigh, North Carolina properties.
Other non-current liabilities
(i) Increase by $44.6 million related to the Company's debt obligations associated with the properties in both locations; and
(ii) Decrease by the $7.9 million accrued losses associated with the Melbourne, Florida properties.
Accumulated deficit
(i) Increase by $6.6 million for the decrease in the fair value of the Melbourne, Florida properties; and
(ii) Increase by $1.4 million due to the difference between the assets and liabilities added to the balance sheet, which is offset by the reversal of accrued lease charges associated with the Raleigh, North Carolina properties.

Condensed Consolidated Statement of Operations:

Accounts	Explanation of Impact
Reduction of long-lived assets	Increase by $6.6 million for the decrease in the fair value of the Melbourne, Florida properties.
Cumulative effect of a change in accounting principle
Increase by $1.4 million due to the difference between the assets and liabilities added to the balance sheet, which is offset by the reversal of accrued lease charges associated with the Raleigh, North Carolina properties.

        As of March 31, 2003, the Company restricted $47.3 million of its short-term investments as collateral for specified obligations of the Lessor under the lease. These investment securities are restricted as to withdrawal and are managed by third parties subject to certain limitations under the Company's investment policy. In addition, the Company must maintain a minimum consolidated tangible net worth, as defined, of $500.0 million.

Note 8. Reduction of Goodwill

        For the three and nine months ended March 31, 2003, the Company recorded $0 and $225.7 million, respectively, of impairment charges in accordance with SFAS No. 142. For the three and nine months ended March 31, 2002, the Company recorded $2,871.5 million and $4,167.8 million, respectively, of impairment charges in accordance with SFAS No. 121.

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

        As part of its quarterly review of financial results in the first quarter of fiscal 2003, the Company noted indicators that the carrying value of its goodwill may not be recoverable and performed an additional impairment review. The impairment review was performed because of the prolonged economic downturn affecting the Company's operations and revenue forecasts. As the Company determined that the continued decline in market conditions within the Company's industry was significant and prolonged, the Company evaluated the recoverability of its goodwill in accordance with SFAS No. 142 during the first quarter of fiscal 2003. The Company did not identify any impairment indicators during the second and third quarters of fiscal 2003.

        Under the first step of the interim SFAS No. 142 analysis, the fair value of the reporting units was determined based on a combination of the income approach, which estimates the fair value based on the future discounted cash flows, and the market approach, which estimates the fair value based on comparable market prices. Under the income approach, the Company assumed a cash flow period of 5 years, long-term annual growth rates of 9% to 33%, a discount rate of 12.5% and terminal value growth rates of 5% to 7%. Based on the first step analysis, the Company determined that the carrying amount of three reporting units within the Communications Products Group was in excess of their fair value. As such, the Company was required to perform the second step analysis on the three reporting units that have failed the first step test to determine the amount of the impairment loss. As of the filing of the Quarterly Report on Form 10-Q for the first quarter of fiscal 2003, the Company had not completed the second step analysis due to the complexities involved in determining the implied fair value of the goodwill of each reporting unit. However, the Company determined that an impairment loss was probable and could be reasonably estimated. Therefore, as permitted by SFAS No. 142, the Company recorded an estimated impairment charge of $224.4 million to reduce the carrying value of its goodwill in the first quarter of fiscal 2003.

        During the second quarter of fiscal 2003, the Company completed the second step analysis in connection with the impairment review for the first quarter of fiscal 2003 and recorded an additional impairment charge of $1.3 million, as the actual impairment charge was determined to be higher than the estimated charge recorded in the first quarter of fiscal 2003.

        The following table summarizes the impairment charges recorded during the first nine months of fiscal 2003 (in millions):

Reporting Units
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

        As part of its quarterly reviews of financial results, the Company noted indicators in the second and third quarters of fiscal 2002 that the carrying value of its goodwill may not be recoverable and performed an impairment review. The impairment review was performed pursuant to SFAS No. 121 because of the prolonged economic downturn affecting the Company's operations and revenue forecasts. As a result of the prolonged economic downturn, the Company's projected future revenue and cash flows for certain of the Company's asset groupings were revised downward in the second and third quarters of fiscal 2002. Therefore, the Company recorded charges to reduce goodwill based on the amount by which the carrying amount exceeded the fair value. Fair value was determined based on discounted future cash flows for the operating entities that had separately identifiable cash flows.

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

        The following table summarizes the write-downs of goodwill for the third quarter of fiscal 2002 (in millions):

Acquired Entities	Reductions of Goodwill	Long-Term Annual Growth Rate
E-TEK	$697.5	30%-35%
JDS FITEL	1,184.7	30%-42%
OCLI	20.3	4%-13%
SDL	762.5	27%-50%
Other	206.5	7%-45%

Total	$2,871.5

        The Company assumed a cash flow period of 5 years, a discount rate of 14%, and terminal growth rates of 5% to 7%. The long-term annual growth rates are higher in the early years of the 5-year cash flow period, representing the Company's estimated growth in the period of industry recovery, which decreases in the later years.

Note 9. Reduction of Other Long-Lived Assets

        For the three and nine months ended March 31, 2003, the Company recorded $11.2 million and $165.8 million, respectively, of reductions in the carrying value of its long-lived assets in accordance with SFAS No. 144. For the three and nine months ended March 31, 2002, the Company recorded $1,012.6 million and $1,025.9 million, respectively, of reductions in the carrying value of its long-lived assets in accordance with SFAS No. 121. These charges excluded asset write-downs associated with the Global Realignment Program (see Note 10). The following table summarizes the components of the reductions of other long-lived assets (in millions):

	Three Months Ended		Nine Months Ended
	March 31, 2003	March 31, 2002	March 31, 2003	March 31, 2002
Assets held and used:
Purchased intangibles (other than goodwill)	$—	$925.3	$68.6	$938.6
Property, plant and equipment	—	87.3	79.1	87.3
Assets held for sale:
Property, plant and equipment	11.2	—	18.1	—

Total reductions of other long-lived assets	$11.2	$1,012.6	$165.8	$1,025.9

Fiscal 2003 Charges:

Assets Held and Used:

        On July 1, 2002, the Company adopted SFAS No. 144, under which long-lived assets other than goodwill are tested for recoverability if certain events or changes in circumstances indicate that the carrying value may not be recoverable. The Company noted indicators during the first quarter of fiscal 2003 that the carrying value of its long-lived assets, including purchased intangibles recorded in connection with its various acquisitions and property, plant and equipment, may not be recoverable and performed an impairment review. The impairment review was performed pursuant to SFAS No. 144 because of the prolonged economic downturn affecting the Company's operations and revenue forecasts. As a result of the prolonged economic downturn, the Company's projected future revenue and cash flows for certain of the Company's asset groupings were revised downward in the first quarter of fiscal 2003. Therefore, the Company evaluated the recoverability of its long-lived assets and recorded impairment charges based on the amount by which the carrying amount of these assets exceeded their fair value. For purchased intangibles, fair value was determined based on discounted future cash flows for the operating entities that had separately identifiable cash flows. For tangible fixed assets, the Company valued these assets that were subject to impairment using specific appraisals.

        The following table summarizes the write-downs of purchased intangibles and property, plant and equipment for the first quarter of fiscal 2003 (in millions):

Acquired Entities	Purchased Intangibles	Property, Plant and Equipment
Datacom	$39.1	$15.6
Epitaxx	19.9	26.3
SDL	—	24.3
Scion	8.9	12.9
Other	0.7	—

Total	$68.6	$79.1

        During the second and third quarters of fiscal 2003, the Company noted no impairment indicators in connection with its long-lived assets held and used, and accordingly, a test of recoverability of its long-lived assets was not required.

Assets Held for Sale:

        During the third quarter of fiscal 2003, the Company classified certain property, plant and equipment as assets held for sale. In accordance with SFAS No. 144, the Company recorded a loss of $11.2 million, representing the amount by which their carrying value exceeded the estimated fair value less cost to sell. During the first quarter of fiscal 2003, the Company classified certain property and equipment as assets held for sale in connection with the sales of its Raleigh, North Carolina and Torquay, United Kingdom subsidiaries (see Note 17) and recorded total losses of $6.9 million.

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

        As part of its quarterly reviews of financial results, the Company noted indicators in the second and third quarters of fiscal 2002 that the carrying value of its long-lived assets, including significant amounts of purchased intangibles recorded in connection with its various acquisitions, may not be recoverable and performed an impairment review. The impairment review was performed pursuant to

SFAS No. 121 because of the prolonged economic downturn affecting the Company's operations and revenue forecasts. As a result of the prolonged economic downturn, the Company's projected future revenue and cash flows for certain of the Company's asset groupings were revised downward in the second and third quarters of fiscal 2002. Therefore, the Company recorded charges to reduce its long-lived assets based on the amount by which the carrying amount of these assets exceeded their fair value. Fair value was determined based on discounted future cash flows for the operating entities that had separately identifiable cash flows.

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

        The following table summarizes the write-downs of its long-lived assets, consisting of purchased intangibles and property, plant and equipment, for the third quarter of fiscal 2002 (in millions):

Acquired Entities	Purchased Intangibles	Property, Plant and Equipment	Long-Term Annual Growth Rate
E-TEK	$224.1	$1.1	30%-35%
JDS FITEL	233.9	—	30%-42%
OCLI	210.7	67.2	4%-13%
SDL	247.6	10.4	27%-50%
Other	9.0	8.6	7%-45%

Total	$925.3	$87.3

        The Company assumed a cash flow period of 5 years, a discount rate of 14%, and terminal growth rates of 5% to 7%. The long-term annual growth rates are higher in the early years of the 5-year cash flow period, representing our estimated growth in the period of industry recovery, and a reduced growth rate in the later years.

Note 10. Global Realignment Program Charges

Overview:

        In April 2001, the Company initiated the Global Realignment Program, under which it began restructuring its business in response to the economic downturn. Through the end of the third quarter of fiscal 2003, the Company implemented six phases of restructuring activities and recorded total restructuring charges of $639.4 million. In addition, the Company incurred charges other than restructuring of $460.8 million related to the Global Realignment Program. Activities initiated prior to December 31, 2002 were recorded in accordance with EITF Issue No. 94-3, and activities initiated after December 31, 2002 were recorded in accordance with SFAS No. 146 (see "Recent Accounting Pronouncements" under Note 1) and SFAS No. 112, "Employers' Accounting for Postemployment Benefits."

        Under the Global Realignment Program, the Company is consolidating and reducing its manufacturing, research and development, sales and administrative facilities in North America, Europe and Asia-Pacific. The total number of sites closed or scheduled for closure is 28. Based on the decisions made through the end of the third quarter of fiscal 2003, the Company will reduce its total workforce by approximately 19,540 employees upon the completion of the Global Realignment Program. As of March 31, 2003, 18,357 employees have been terminated.

Phase 1 Restructuring Activities:

        The Company implemented its Phase 1 restructuring activities during the fourth quarter of fiscal 2001. The following table summarizes the restructuring charges from inception through the end of the third quarter of fiscal 2003 (in millions):

	Workforce Reduction	Facilities and Equipment	Lease Costs	Total
Initial restructuring charges—Phase 1	$79.1	$122.2	$63.0	$264.3
Cash payments	(24.9)	—	(0.9)	(25.8)
Non-cash charges	(11.1)	(122.2)	—	(133.3)

Accrual balance as of June 30, 2001	43.1	—	62.1	105.2
Cash payments	(31.3)	—	(17.0)	(48.3)
Adjustments	(10.5)	5.1	0.7	(4.7)
Cash proceeds in excess of salvage value	—	(2.4)	—	(2.4)
Non-cash charges	—	(2.7)	—	(2.7)

Accrual balance as of June 30, 2002	1.3	—	45.8	47.1
Cash payments	(0.1)	—	(2.1)	(2.2)
Cash proceeds in excess of salvage value	—	(0.6)	—	(0.6)
Non-cash charges	—	0.6	—	0.6

Accrual balance as of September 30, 2002	1.2	—	43.7	44.9
Cash payments	—	—	(2.0)	(2.0)
Adjustments	—	4.9	(1.0)	3.9
Cash proceeds in excess of salvage value	—	(0.3)	—	(0.3)
Non-cash charges	—	(4.6)	—	(4.6)

Accrual balance as of December 31, 2002	1.2	—	40.7	41.9
Cash payments	—	—	(3.8)	(3.8)
Adjustments	—	4.3	(2.2)	2.1
Non-cash charges	—	(4.3)	—	(4.3)

Accrual balance as of March 31, 2003	$1.2	$—	$34.7	$35.9

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

        Approximately 8,100 employees were engaged in manufacturing, 200 in research and development, and 500 in selling, general and administrative functions. Approximately 7,100 employees were located in North America, 900 in Europe, and 800 in Asia-Pacific. The Company has substantially completed its Phase 1 workforce reduction during the fourth quarter of fiscal 2002. The remaining accrual balance reflects severance and benefit payments to one terminated employee.

Facilities and Equipment and Lease Costs:

        In connection with the Phase 1 restructuring activities, property, plant and equipment that were disposed of or removed from operations resulted in a charge of $122.2 million, of which $89.3 million was related to the Communications Products Group, $29.4 million was related to the Thin Film Products Group and $3.5 million was related to the "All Other" category for segment reporting purposes (see Note 14). The property, plant and equipment write-downs consisted primarily of owned buildings, leasehold improvements, computer equipment and related software, production and engineering equipment, and office equipment, furniture and fixtures. During fiscal 2002 and the first nine months of fiscal 2003, the Company recorded total adjustments of $5.1 million and $9.2 million, respectively, primarily due to additional declines in the fair market value of owned buildings held for disposal. In addition, during fiscal 2002 and the first nine months of fiscal 2003, the Company received $2.4 million and $0.9 million, respectively, of cash proceeds in excess of the estimated salvage value of certain restructured assets sold.

        The Company has substantially completed the disposal of its restructured assets through auctions, donations and scrapping of the assets. The remaining assets are primarily owned buildings that could not be sold within twelve months as was previously expected. The market conditions in the cities where these buildings are located, Plymouth, United Kingdom and Taipei, Taiwan, have continued to weaken during fiscal 2003. This was exacerbated with the continued economic downturn in the communications industry. The Company currently anticipates disposing of these assets within the next 9 to 15 months.

        In connection with the Phase 1 restructuring activities, the Company incurred charges of $63.0 million for exiting and terminating leases primarily related to excess or closed facilities with planned future exit dates. The Company estimated the cost of exiting and terminating the facility leases based on the contractual terms of the agreements and real estate market conditions. During fiscal 2002, the Company recorded a net increase of $0.7 million to the accrual balance. This adjustment consisted of an increase of $8.4 million due to changes in real estate market conditions, which resulted in changes regarding estimated vacancy duration and sublease income, offset by a decrease of $7.7 million as a result of negotiating subleases and termination agreements. During the first nine months of fiscal 2003, the Company recorded a decrease of $3.2 million to the accrual balance primarily due to changes in real estate market conditions, which resulted in changes regarding estimated vacancy duration and sublease income. The Company anticipates that it will take approximately 16 to 31 months to sublease the remaining various vacated properties. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2013.

Phase 2 Restructuring Activities:

        The Company implemented its Phase 2 restructuring activities during the first quarter of fiscal 2002. The following table summarizes the Company's Phase 2 restructuring charges from inception through the end of the third quarter of fiscal 2003 (in millions):

	Workforce Reduction	Facilities and Equipment	Lease Costs	Total
Initial restructuring charges—Phase 2	$55.8	$141.3	$45.9	$243.0
Cash payments	(47.2)	—	(13.6)	(60.8)
Adjustments	(5.0)	(2.9)	(6.8)	(14.7)
Cash received in excess of salvage value	—	(3.2)	—	(3.2)
Non-cash charges	—	(135.2)	—	(135.2)

Accrual balance as of June 30, 2002	3.6	—	25.5	29.1
Cash payments	(1.5)	—	(1.2)	(2.7)
Adjustments	(1.9)	—	(0.6)	(2.5)
Cash received in excess of salvage value	—	(1.6)	—	(1.6)
Non-cash charges	—	1.6	—	1.6

Accrual balance as of September 30, 2002	0.2	—	23.7	23.9
Cash payments	(0.2)	—	(1.7)	(1.9)
Adjustments	—	—	9.4	9.4
Cash received in excess of salvage value	—	(0.3)	—	(0.3)
Non-cash charges	—	0.3	—	0.3

Accrual balance as of December 31, 2002	—	—	31.4	31.4
Cash payments	(0.1)	—	(1.2)	(1.3)
Adjustments	0.2	—	4.1	4.3

Accrual balance as of March 31, 2003	$0.1	$—	$34.3	$34.4

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

Workforce Reduction:

        In connection with the Phase 2 restructuring activities, the Company recorded total charges of $55.8 million primarily related to severance and fringe benefits associated with the reduction of approximately 5,300 employees. During fiscal 2002 and the first nine months of fiscal 2003, the Company recorded a decrease of $5.0 million and $1.7 million to the accrual balance, respectively, as the actual amounts paid for such charges were lower than originally estimated.

        Approximately 4,400 employees were engaged in manufacturing, 400 in research and development, and 500 in selling, general and administrative functions. Approximately 4,950 employees were located in North America, 300 in Europe, and 50 in Asia-Pacific. The Company has substantially completed its Phase 2 workforce reduction during the first quarter of fiscal 2003. The remaining accrual balance reflects severance and benefit payments to certain terminated employees.

Facilities and Equipment and Lease Costs:

        In connection with the Phase 2 restructuring activities, property and equipment that were disposed of or removed from operations resulted in total charges of $141.3 million, of which $129.5 million was related to the Communications Products Group and $11.8 million was related to the Thin Film Products Group. The property and equipment write-downs consisted primarily of leasehold improvements, computer equipment and related software, production and engineering equipment, and office equipment, furniture and fixtures. During fiscal 2002, the Company recorded total adjustments of $2.9 million as a result of differences between the actual and estimated net book value of assets written down. In addition, during fiscal 2002, the Company received approximately $3.2 million of cash proceeds in excess of the estimated salvage value of certain restructured assets sold. These cash proceeds totaled $1.9 million during the first nine months of fiscal 2003. The Company has substantially completed its disposal of the restructured assets.

        In connection with the Phase 2 restructuring activities, the Company accrued total charges of $45.9 million for exiting and terminating leases primarily related to excess or closed facilities with planned future exit dates. The Company estimated the cost of exiting and terminating the facility leases based on the contractual terms of the agreements and real estate market conditions. During fiscal 2002, the Company recorded a net decrease of $6.8 million to the accrual balance. This adjustment consisted of a decrease of $7.4 million due to changes in real estate market conditions, which resulted in changes regarding estimated vacancy duration and sublease income, offset by an increase of $0.6 million as a result of negotiating subleases and termination agreements. During the first nine months of fiscal 2003, the Company recorded a net increase of $12.9 million to the accrual balance. This adjustment included $6.5 million of accrued charges, representing the difference between the expected fair value of the Company's buildings located in Raleigh, North Carolina, at the end of the lease term and their cost basis (see Note 7), and $7.0 million of additional charges related to other properties due to changes in real estate market conditions, which resulted in changes regarding estimated vacancy duration and sublease income, offset by a decrease of $0.6 million as a result of the Company's decision to re-occupy and put back into operations approximately half of a building that had previously been vacated under the restructuring plan. The Company anticipates that it will take approximately 14 to 16 months to sublease the remaining various vacated properties. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2011.

Phase 3 Restructuring Activities:

        The Company implemented its Phase 3 restructuring activities during the fourth quarter of fiscal 2002. The following table summarizes the Company's Phase 3 restructuring charges from inception through the end of the third quarter of fiscal 2003 (in millions):

	Workforce Reduction	Facilities and Equipment	Lease Costs	Total
Initial restructuring charges—Phase 3	$26.7	$10.4	$4.9	$42.0
Cash payments	(12.0)	—	—	(12.0)
Non-cash charges	—	(10.4)	—	(10.4)

Accrual balance as of June 30, 2002	14.7	—	4.9	19.6
Cash payments	(4.1)	—	—	(4.1)

Accrual balance as of September 30, 2002	10.6	—	4.9	15.5
Cash payments	(2.3)	—	(0.1)	(2.4)
Adjustments	(1.9)	—	(0.5)	(2.4)

Accrual balance as of December 31, 2002	6.4	—	4.3	10.7
Cash payments	(4.8)	—	(0.6)	(5.4)
Adjustments	1.3	—	0.9	2.2

Accrual balance as of March 31, 2003	$2.9	$—	$4.6	$7.5

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

Workforce Reduction:

        In connection with the Phase 3 restructuring activities, the Company recorded total charges of $26.7 million primarily related to severance and fringe benefits associated with the reduction of approximately 1,600 employees. During the first nine months of fiscal 2003, the Company recorded a decrease of $0.6 million to the accrual balance, as the actual amounts paid for such charges were lower than originally estimated.

        Approximately 1,100 employees were engaged in manufacturing, 300 in research and development, and 200 in selling, general and administrative functions. Approximately 1,200 employees were located in North America, 200 in Europe and 200 in Asia-Pacific. As of March 31, 2003, 1,316 employees have been terminated. The Company expects to complete its Phase 3 workforce reduction by the end of the fourth quarter of fiscal 2003.

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

        In connection with the Phase 3 restructuring activities, the Company accrued total charges of $4.9 million for exiting and terminating leases primarily related to excess or closed facilities with planned future exit dates. The Company estimated the cost of exiting and terminating the facility leases based on the contractual terms of the agreements and real estate market conditions. During the first nine months of fiscal 2003, the Company recorded a net increase of $0.4 million to the accrual balance primarily due to changes in real estate market conditions, which resulted in changes regarding estimated vacancy duration and sublease income. The Company anticipates that it will take approximately 13 to 31 months to sublease the remaining various vacated properties. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2013.

Phase 4 Restructuring Activities:

        The Company implemented its Phase 4 restructuring activities during the first quarter of fiscal 2003. The following table summarizes the Company's Phase 4 restructuring charges from inception through the end of the third quarter of fiscal 2003 (in millions):

	Workforce Reduction	Lease Costs	Total
Initial restructuring charges—Phase 4	$20.5	$7.2	$27.7
Cash payments	(5.8)	—	(5.8)

Accrual balance as of September 30, 2002	14.7	7.2	21.9
Cash payments	(5.3)	(0.2)	(5.5)
Adjustments	—	(0.5)	(0.5)

Accrual balance as of December 31, 2002	9.4	6.5	15.9
Cash payments	(5.3)	(0.3)	(5.6)
Adjustments	—	(0.2)	(0.2)

Accrual balance as of March 31, 2003	$4.1	$6.0	$10.1

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

Workforce Reduction:

        In connection with the Phase 4 restructuring activities, the Company recorded total charges of $20.5 million primarily related to severance and fringe benefits associated with the reduction of approximately 1,150 employees. Approximately 800 employees were engaged in manufacturing, 250 in research and development, and 100 in selling, general and administrative functions. All employees were located in North America. As of March 31, 2003, 1,083 employees have been terminated. The Company expects to complete its Phase 4 workforce reduction by the end of the first quarter of fiscal 2004.

Lease Costs:

        In connection with the Phase 4 restructuring activities, the Company accrued total charges of $7.2 million for exiting and terminating leases primarily related to excess or closed facilities with planned future exit dates. The Company estimated the cost of exiting and terminating the facility leases based on the contractual terms of the agreements and real estate market conditions. During the first nine months of fiscal 2003, the Company recorded a decrease of $0.7 million to the accrual balance primarily due to changes in real estate market conditions, which resulted in changes regarding estimated vacancy duration and sublease income. The Company anticipates that it will take approximately 12 months to sublease the remaining various vacated properties. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2016.

Phase 5 Restructuring Activities:

        The Company implemented its Phase 5 restructuring activities during the second quarter of fiscal 2003. The following table summarizes the Company's Phase 5 restructuring charges from inception through the end of the third quarter of fiscal 2003 (in millions):

	Workforce Reduction	Facilities and Equipment	Lease Costs	Total
Initial restructuring charges—Phase 5	$35.5	$0.5	$30.0	$66.0
Cash payments	(5.1)	—	—	(5.1)
Non-cash charges	—	(0.5)	—	(0.5)

Accrual balance as of December 31, 2002	30.4	—	30.0	60.4
Cash payments	(9.5)	—	(0.5)	(10.0)
Adjustments	5.2	—	1.7	6.9

Accrual balance as of March 31, 2003	$26.1	$—	$31.2	$57.3

        In connection with the Phase 5 restructuring activities, management with the appropriate level of authority approved and committed the Company to plans to close one site, vacate buildings at the closed site as well as at other continuing operations and reduce its workforce by approximately 1,700 employees. The site to be closed is located in Eindhoven, Netherlands.

Workforce Reduction:

        In connection with the Phase 5 restructuring activities, the Company recorded total charges of $35.5 million primarily related to severance and fringe benefits associated with the reduction of approximately 1,700 employees. During the third quarter of fiscal 2003, the Company recorded an increase of $5.2 million to the accrual balance primarily due to changes in the estimates of fringe benefits.

        Approximately 1,400 employees were engaged in manufacturing, 100 in research and development, and 200 in selling, general and administrative functions. Approximately 1,400 employees were located in North America and 300 employees in Europe. As of March 31, 2003, 1,098 employees have been terminated. The Company expects to complete its Phase 5 workforce reduction by the end of fiscal 2004.

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

        In connection with the Phase 5 restructuring activities, the Company accrued total charges of $30.0 million for exiting and terminating leases primarily related to excess or closed facilities with planned future exit dates. The Company estimated the cost of exiting and terminating the facility leases based on the contractual terms of the agreements and real estate market conditions. During the third quarter of fiscal 2003, the Company recorded an increase of $1.7 million to the accrual balance primarily due to changes in real estate market conditions, which resulted in changes regarding estimated vacancy duration and sublease income. The Company anticipates that it will take approximately 13 to 55 months to sublease the remaining various vacated properties. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2021.

Phase 6 Restructuring Activities:

        The Company implemented its Phase 6 restructuring activities during the third quarter of fiscal 2003. The following table summarizes the Company's Phase 6 restructuring charges (in millions):

Workforce Reduction
Initial restructuring charges—Phase 6	$5.0
Cash payments	—

Accrual balance as of March 31, 2003	$5.0

Workforce Reduction:

        In connection with the Phase 6 restructuring activities, management with the appropriate level of authority approved and committed the Company to plans to reduce its workforce by approximately 240 employees. The Company recorded total charges of $5.0 million primarily related to severance and fringe benefits associated with the workforce reductions. The severance and fringe benefit accrual was accounted for under SFAS No. 112.

        Approximately 180 employees were engaged in manufacturing, 50 in research and development, and 10 in selling, general and administrative functions. All employees were located in North America. As of March 31, 2003, 10 employees have been terminated. The Company expects to complete its Phase 6 workforce reduction by the end of the third quarter of fiscal 2004.

Charges Other Than Restructuring:

        In addition to the charges recorded in connection with the restructuring activities, the Company incurred total other charges of $460.8 million related to the Global Realignment Program. Details of these charges were as follows (in millions):

	FY 2003
	Third Quarter	YTD	FY 2002	FY 2001
Property and equipment	$7.8	$30.7	$164.7	$6.4
Inventories	—	—	—	173.5
Purchase commitments and other obligations	1.7	(3.6)	(7.4)	55.6
Workforce-related charges	3.8	12.8	12.3	0.2
Lease costs	—	0.5	6.4	—
Moving and other costs	(0.6)	1.2	6.7	0.8

Total other charges	$12.7	$41.6	$182.7	$236.5

        During fiscal 2002 and 2001, the Company recorded $164.7 million and $6.4 million, respectively, of additional depreciation from a change in the estimated useful life and the write-downs of certain property and equipment that were identified for disposal but remained in use until the date of disposal. During the first nine months of fiscal 2003, these charges totaled $30.7 million. Total amount recorded in fiscal 2002 was net of $3.8 million of cash proceeds in excess of the estimated salvage value of certain assets sold. These cash proceeds totaled $2.3 million in the first nine months of fiscal 2003.

        During fiscal 2001, the Company recorded charges associated with inventory write-downs, purchase commitments and other obligations of $229.1 million resulting from product consolidations and discontinuations in connection with the Global Realignment Program. During fiscal 2002, the Company recorded a decrease of $7.4 million to the accrual balance, as the actual amounts paid to settle certain commitments and other obligations were lower than originally estimated. These adjustments totaled $3.6 million during the first nine months of fiscal 2003.

        During fiscal 2002 and 2001, the Company recorded workforce-related charges of $12.3 million and $0.2 million, respectively, which included payments for severance and fringe benefits that were not associated with a formal plan of termination, retention bonuses and employee relocation costs. During the first nine months of fiscal 2003, the Company recorded workforce-related charges of $12.8 million primarily related to retention bonuses. The severance and fringe benefits charges incurred in fiscal 2002 were as a result of the reduction of approximately 750 employees, consisting of approximately 600 in manufacturing, 50 in research and development, and 100 in selling, general and administrative functions. Approximately 150 employees were located in North America, 100 in Europe and 500 in Asia-Pacific. All 750 employees have been terminated and severance and benefit payments related to these employees have been paid in full.

        During fiscal 2002, the Company announced the closure of one site at Piscataway, New Jersey. Lease costs of $6.4 million were primarily related to exiting and terminating building leases at this site. The Company estimated the cost of exiting and terminating the facility leases based on the contractual terms of the agreements and the real estate market conditions. The Company anticipates that it will take approximately 16 months to sublease the vacated properties. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2011. During the first nine months of fiscal 2003, the Company recorded additional lease charges of $0.5 million due to changes in real estate market conditions, which resulted in changes regarding estimated vacancy duration and sublease income.

        During fiscal 2002 and 2001, the Company incurred moving and other costs of $6.7 million and $0.8 million, respectively, related to the physical relocation of certain facilities and equipment from buildings that the Company has disposed of or planned to dispose of. During the first nine months of fiscal 2003, these costs totaled $1.2 million.

        Charges other than restructuring were recorded in the Company's Condensed Consolidated Statements of Operations as follows (in millions):

	FY 2003
	Third Quarter	YTD	FY 2002	FY 2001
Cost of sales	$2.4	$6.8	$124.6	$220.7
Research and development	1.0	2.3	8.2	2.9
Selling, general and administrative	9.3	32.5	49.9	12.9

Total other charges	$12.7	$41.6	$182.7	$236.5

        As of March 31, 2003, the accrual balance related to these charges was $8.7 million, consisting primarily of purchase and lease commitments. The accrual balance was included in "Other current liabilities" in the Company's Condensed Consolidated Balance Sheet.

Recommissioning of Assets:

        Since the beginning of 2001, the Company's industry has experienced a dramatic downturn and has remained very volatile. In April 2001, the Company implemented its Global Realignment Program based on the best information available at the time. Management with the appropriate level of authority approved and committed the Company to execute the Global Realignment Program. As the Company continued to execute its restructuring plans to realign its operations and consolidate the facilities, the Company recommissioned certain property and equipment during the fourth quarter of fiscal 2002 that had previously been removed from operations and fully depreciated or written down under the Global Realignment Program. These assets were placed back into service due to the following reasons: (i) unanticipated changes in the industry and customer demand for certain product lines, (ii) impact of unforeseen warranty obligations, and (iii) changes in initial estimates. The total net book value of the recommissioned property and equipment at the time of the write-downs was $27.7 million, of which $15.9 million was related to the Communications Products Group, $10.7 million was related to the Thin Film Products Group and $1.1 million was related to the "All Other" category for segment reporting purposes (see Note 14). The recommissioned property and equipment were put back into use with a carrying value of $0 during the fourth quarter of fiscal 2002. Based on the dates these assets were placed back into service and taking into consideration of the potential impact of impairment on these assets, the Company would have incurred additional depreciation of expense of approximately $1.1 million and $3.4 million in the third quarter and first nine months of fiscal 2003, respectively.

Note 11. Income Tax Expense (Benefit)

        The Company recorded a provision for income tax expense of $18.6 million and $19.5 million for the three and nine months ended March 31, 2003, respectively. Approximately $18.0 million of the provision for income taxes recorded for the three and nine months ended March 31, 2003 related to the prior financial reporting period ended June 30, 2002 and resulted from an increase in the Company's valuation allowance for deferred tax assets. During the three months ended March 31, 2003, Canadian tax authorities completed a review of the Company's pending claims for refunds of prior-year income taxes. As a result of this review, certain matters related to carryback periods and minimum taxes were identified that caused the Company to conclude that it had recorded $18.0 million of net deferred tax assets in excess of income taxes actually recoverable from prior years and, therefore, necessitated the recording of an additional valuation allowance for deferred tax assets. As of June 30, 2002, management concluded that due to the existing economic environment, the Company should not record net deferred tax assets in excess of recoverable income taxes. The Company does not believe that the $18.0 million amount recorded in the three months ended March 31, 2003 was material to the period in which it should have been recorded, nor does the Company expect that the amount recorded will be material to its consolidated results of operations for the year ending June 30, 2003. However, if the amount is ultimately deemed to be material to the Company's consolidated results of operations for the year ending June 30, 2003, the Company will need to restate its consolidated financial statements for the year ended June 30, 2002 and the current three-month period. If such restatement were necessary, net loss for the year ended June 30, 2002 would be increased by $18.0 million, and the basic and diluted net loss per share would change from $6.50 to $6.51. Net loss for the three months ended March 31, 2003 would be decreased by $18.0 million, and the basic and diluted net loss per share would change from $0.10 to $0.08. In addition, the Company would restate the consolidated balance sheets as of September 30, 2002 and December 31, 2002 by reducing the net deferred income tax asset by $18.0 million in each period.

        Due to the continued economic uncertainty in the industry, the Company has recorded net deferred tax assets as of March 31, 2003 only to the extent of recoverable income taxes.

        The Company recorded an income tax benefit of $26.9 million and a provision for income taxes of $346.1 million for the three and nine months ended March 31, 2002, respectively. The income tax benefit and the provision for income taxes recorded for the three and nine months ended March 31, 2002, respectively, differed from the expected income tax benefit that would be calculated by applying the federal statutory rate to the loss before income taxes primarily due to the net effect of non-deductible acquisition-related charges, write-offs of deferred tax assets recorded in prior business combinations relating to assumed employee stock options that either expired unexercised or were exercised during the quarter when the market value of the underlying stock was less than the previously recorded value at the business combination date, increases in the valuation allowance for domestic deferred tax assets recorded in prior periods due to reductions in the Company's forecasts of future domestic taxable income and the elimination of deferred tax liabilities recorded in prior business combinations.

Note 12. Net Loss Per Share

        The following table sets forth the computation of basic and diluted net loss per share (in millions, except per-share data):

	Three Months Ended		Nine Months Ended
	March 31, 2003	March 31, 2002	March 31, 2003	March 31, 2002
Numerator:
Net loss	$(136.8)	$(4,340.9)	$(872.2)	$(7,695.8)

Denominator:
Weighted-average number of common shares outstanding	1,422.6	1,359.0	1,416.9	1,337.4

Net loss per share—basic and diluted	$(0.10)	$(3.19)	$(0.62)	$(5.75)

        As the Company incurred net losses for the three and nine months ended March 31, 2003, the effect of dilutive securities totaling 4.3 million and 3.7 million equivalent shares, respectively, has been excluded from the calculation of diluted net loss per share because it was anti-dilutive. As the Company incurred net losses for the three and nine months ended March 31, 2002, the effect of dilutive securities totaling 23.2 million and 23.8 million equivalent shares, respectively, has been excluded from the calculation of diluted net loss per share because it was anti-dilutive.

Note 13. Comprehensive Loss

        The Company's accumulated other comprehensive loss consists of the accumulated net unrealized gains on available-for-sale investments and foreign currency translation adjustments. At March 31, 2003 and June 30, 2002, the Company had a balance of net unrealized gains of $18.6 million and $3.3 million, respectively, on available-for-sale investments. Additionally, at both March 31, 2003 and June 30, 2002, the Company had $27.1 million of foreign currency translation losses.

        The components of comprehensive loss were as follows (in millions):

	Three Months Ended		Nine Months Ended
	March 31, 2003	March 31, 2002	March 31, 2003	March 31, 2002
Net loss	$(136.8)	$(4,340.9)	$(872.2)	$(7,695.8)
Change in unrealized gains (losses) on available-for-sale investments	6.5	(47.0)	15.3	(18.4)
Change in foreign currency translation	3.1	(4.4)	—	(22.7)

Comprehensive loss	$(127.2)	$(4,392.3)	$(856.9)	$(7,736.9)

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

        The Company designs and manufactures products for fiberoptic communications, as well as for markets where its core optics technologies provide solutions for industrial, commercial and consumer applications. As a result of the Company's continuing efforts to restructure its operations under the Global Realignment Program, the Company changed the structure of its internal organization during the first quarter of fiscal 2003 and concluded that it has two principal reportable segments. The two reportable segments are:

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

        The amounts shown as "All other" consist of certain unallocated corporate-level operating expenses, as well as the Company's division which designs and manufactures automated and semi-automated systems for the manufacture of fiberoptic components and modules. In addition, the Company does not allocate income taxes, non-operating income and expenses or specifically identifiable assets to its segments. During the third quarter of fiscal 2003, the Company ceased the allocation of corporate sales, marketing, finance and administrative expenses to the reportable segments. All prior-period amounts have been restated for comparative presentation.

        Information on reportable segments is as follows (in millions):

	Three Months Ended		Nine Months Ended
	March 31, 2003	March 31, 2002	March 31, 2003	March 31, 2002
Communications Products Group:
Net sales	$73.7	$185.6	$257.4	$662.7
Intersegment sales	—	—	—	—

Net sales to external customers	73.7	185.6	257.4	662.7
Operating loss	(45.8)	(98.6)	(196.5)	(556.2)
Thin Film Products Group:
Net sales	93.7	78.0	262.5	220.0
Intersegment sales	(1.7)	(2.8)	(4.6)	(12.0)

Net sales to external customers	92.0	75.2	257.9	208.0
Operating income (loss)	17.6	11.3	43.0	(12.8)
Net sales by reportable segments	165.7	260.8	515.3	870.7
All other net sales	—	1.0	—	5.8

Total net sales	165.7	261.8	515.3	876.5

Operating loss by reportable segments	(28.2)	(87.3)	(153.5)	(569.0)
All other operating expense	(52.1)	3.5	(228.0)	(105.8)
Additional unallocated amounts:
Acquisition-related charges and payroll taxes on stock option exercises	(23.7)	(399.2)	(64.1)	(1,360.1)
Reduction of goodwill and other long-lived assets	(11.2)	(3,884.1)	(391.5)	(5,193.7)
Interest and other income, net	7.1	11.2	26.6	36.0
Loss on sale of subsidiaries	—	—	(0.5)	—
Gain on sale of investments	0.9	4.5	3.7	10.9
Reduction in fair value of investments	(9.8)	(7.9)	(37.7)	(114.4)
Loss on equity method investments	(1.2)	(8.5)	(7.7)	(53.6)

Loss before income taxes	$(118.2)	$(4,367.8)	$(852.7)	$(7,349.7)

Note 15. Acquisitions

LAL:

        On January 21, 2003, the Company acquired LAL, a supplier of pressure-sensitive labels for a variety of industrial and commercial applications. The Company believes that the acquisition will expand its capability to provide integrated optical technology solutions for product security and brand authentication markets. The consideration consisted of $19.4 million in cash, of which $17.4 million has been paid to the former shareholders of LAL. The Company has retained $2.0 million of the cash consideration for any future liabilities the Company may incur resulting from any breach of general representations or warranties made by LAL. The retained amount will be paid to the former shareholders of LAL eighteen months after the acquisition date in the event no such breach of representations or warranties exists. Direct transaction costs incurred in connection with the acquisition were immaterial.

        The purchase price allocation was as follows (in millions):

Net tangible assets acquired	$4.5
Intangible assets acquired:
Customer relationships	4.4
Trademark / tradename	2.9
Internal use software	0.5
Goodwill	7.1

Total purchase price	$19.4

        Intangible assets are being amortized over their estimated useful lives of five years for customers relationships, ten years for trademark / tradename, and five years for internal use software.

        The purchase price allocation is preliminary and is dependent on the Company's final analysis of the property, plant and equipment, which is expected to be completed during the fourth quarter of fiscal 2003. The acquisition was accounted for as a purchase transaction under SFAS No. 141, and accordingly, the tangibles assets acquired and liabilities assumed were recorded at their fair value at the date of the acquisition. The results of operations of LAL have been included in the Company's financial statements subsequent to the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material.

        The following table summarizes the components of the net tangible assets acquired (in millions):

Cash and cash equivalents	$0.8
Accounts receivable and prepaid expenses	1.8
Inventories	0.5
Property, plant and equipment	2.2
Other assets	0.1

Total assets acquired	5.4

Accounts payable	(0.3)
Long-term debt	(0.2)
Other liabilities	(0.4)

Total liabilities assumed	(0.9)

Net tangible assets acquired	$4.5

        Goodwill of $7.1 million has been assigned to the Thin Film Products Group and is not expected to be deductible for tax purposes under Internal Revenue Code 197.

OptronX:

        On September 18, 2002, the Company completed the acquisition of the transceiver/transponder business unit of OptronX. The Company believes that the acquisition will extend its transmission product line in metro and short-reach applications. The Company paid OptronX $6.2 million in cash. Direct transaction costs incurred in connection with the acquisition were immaterial. In addition, the Company may be required to make a contingent payment of up to $4.5 million in cash based on the financial performance of the acquired business unit in calendar year 2003. Any future payments to OptronX will be accounted for as goodwill.

        The final purchase price allocation was as follows (in millions):

Net tangible liabilities assumed	$(0.3)
Intangible assets acquired:
Existing technology	1.0
In-process research and development	0.4
Goodwill	5.1

Total purchase price	$6.2

        Existing technology is being amortized over their estimated useful lives of three years.

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

        The following table summarizes the components of the net tangible liabilities assumed (in millions):

Accounts receivable	$0.2
Inventories	0.8
Property and equipment	2.7

Total assets acquired	3.7

Accounts payable	(0.8)
Loan payable	(2.5)
Other	(0.7)

Total liabilities assumed	(4.0)

Net tangible liabilities assumed	$(0.3)

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

        Goodwill of $5.1 million has been assigned to the Communications Products Group and is expected to be deductible for tax purposes under Internal Revenue Code 197.

Datacom:

        During the second quarter of fiscal 2003, the Company completed the allocation of the purchase price of Datacom, which the Company acquired in the second quarter of fiscal 2002. The following table summaries the allocation of the purchase price (in millions):

Tangible assets acquired:
Inventories	$14.6
Property and equipment	16.1
Intangible assets acquired:
Existing and core technology	60.5
Supply/contract manufacturing agreements	6.4
Non-competition agreement	1.7
Distribution agreements	1.7
Real estate license agreement	0.6
In-process research and development	22.1
Goodwill	212.2

Total purchase price	$335.9

        During fiscal 2003, the Company recorded total adjustments of $2.7 million as a result of the final valuation of the inventories acquired.

Note 16. Related Party Transactions

Adept:

        On October 22, 2001, the Company entered into an automation development alliance agreement with Adept for optical component and module manufacturing processes. Under the agreement, Adept agreed to pay the Company up to $5.0 million for certain research and development activities. In connection with this alliance, the Company invested $25.0 million in Adept's convertible preferred stock and the investment was accounted for under the cost method. During the third quarter and first nine months of fiscal 2003, the Company recorded $5.9 million and $25.0 million, respectively, of reductions in fair value of its investment in Adept as a decline in fair value was noted and determined to be other-than-temporary (see Note 6).

        During the second quarter of fiscal 2003, the Company and Adept mutually terminated the automation development alliance agreement. As a result of the termination, Adept issued the Company a promissory note of $1.0 million to pay off its outstanding obligation of the same amount to the Company. The promissory note bears an interest rate of 7% per annum and is due and payable on September 30, 2004.

Innovance Networks:

        As of March 31, 2003, the Company had a $6.0 million investment, or approximately 3% ownership, in Innovance Networks ("Innovance"), a privately held company founded in May 2000 specializing in photonic networking solutions. Innovance was one of the Company's significant customers during a portion of fiscal 2002. However, Innovance was no longer a significant customer for the three and nine months ended March 31, 2003.

Note 17. Sale of Subsidiaries

        The following table summarizes the net loss the Company realized on the sales of two subsidiaries during the second quarter of fiscal 2003 (in millions):

Gain on sale of Raleigh, North Carolina subsidiary	$0.2
Loss on sale of Torquay, United Kingdom subsidiary	(0.7)

Total	$(0.5)

        During the second quarter of fiscal 2003, the Company completed the sale of the majority of the assets of its subsidiary located in Raleigh, North Carolina, to MEMSCAP, a supplier of optical micro-electro-mechanical system ("MEMS") solutions located in France. As part of the transaction, the Company received 10.5 million shares of MEMSCAP valued at $4.1 million. In addition, the Company received warrants to purchase up to 6.5 million shares of MEMSCAP based on the future performance of the Raleigh, North Carolina subsidiary over a 30-month period following the completion of the sale. In connection with the sale, the Company and MEMSCAP entered into a long-term strategic supply relationship, under which MEMSCAP will supply the Company with MEMS products.

        During the second quarter of fiscal 2003, the Company completed the sale of its subsidiary located in Torquay, United Kingdom, to SIFAM Fibre Optics Limited. As part of the transaction, the Company received approximately 31,000 preference shares of SIFAM Fibre Optics Limited valued at approximately $0.8 million.

Note 18. Guarantees

        The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third-party claims. These contracts primarily relate to: (i) divestiture agreements, under which the Company may provide customary indemnifications to purchasers of the Company's businesses or assets; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company's use of the applicable premises; and (iii) certain agreements with the Company's officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship.

        The terms of such obligations vary by agreements. Generally, a maximum obligation is not explicitly stated within the agreements. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheets as of March 31, 2003.

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

        The following table presents the changes in the Company's warranty reserve during the three and nine months ended March 31, 2003 (in millions):

Three Months Ended March 31, 2003:		Nine Months Ended March 31, 2003:
Balance as of December 31, 2002	$66.8	Balance as of June 30, 2002	$73.6
Provision for warranty	(4.8)	Provision for warranty	1.8
Utilization of reserve	(2.0)	Utilization of reserve	(14.8)
Other	1.5	Other	0.9

Balance as of March 31, 2003	$61.5	Balance as of March 31, 2003	$61.5

Note 19. Patent License

        During the three months ended December 31, 2002, the Company determined that a payment on a patent dispute was probable and estimable. As a result, the Company accrued $8.3 million in connection with the dispute and included the amount under "Selling, general and administrative" expense.

        During the three months ended March 31, 2003, the Company finalized a royalty-bearing patent license agreement and determined that its total liabilities were $19.2 million as of March 31, 2003. Therefore, the Company accrued an additional $10.9 million in connection with the patent license agreement. Of this amount, $2.2 million was recorded as prepaid royalty expense which will be amortized to "Cost of sales" through December 2004, and $8.7 million was recorded as royalty expense under "Cost of sales" for the three months ended March 31, 2003. In addition, for the nine months ended March 31, 2003, the Company reclassified $8.3 million of "Selling, general and administrative" expense to royalty expense under "Cost of sales," resulting in total royalty expense of $17.0 million recorded in connection with the patent license.

        In connection with this patent license agreement, the Company will incur additional minimum royalty payments to maintain the license in future periods.

Note 20. Subsequent Event

        On May 6, 2003, the Company acquired the undersea pump laser business from TriQuint Semiconductor, Inc., for $6.6 million in cash. The Company will account for the acquisition as a purchase transaction under SFAS No. 141 in the fourth quarter of fiscal 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Recent Accounting Pronouncements

SFAS No. 141 and SFAS No. 142:

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," which requires all business combinations initiated after June 30, 2001 be accounted for using the purchase method. In addition, SFAS No. 141 further clarifies the criteria to recognize purchased intangibles separately from goodwill. Specifically, SFAS No. 141 requires that an intangible asset may be separately recognized only if such an asset meets the contractual-legal criterion or the separability criterion. On July 1, 2002, in accordance with SFAS No. 141, we reassessed the goodwill and other purchased intangibles previously recorded in acquisitions prior to July 1, 2001 and determined that as of July 1, 2002, we had approximately $10.8 million of separately recognized purchased intangibles, consisting of acquired assembled workforce, that did not meet the new recognition criteria for an intangible asset to be recognized apart from goodwill. This amount was reclassified to goodwill on July 1, 2002.

        In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," under which goodwill and other purchased intangibles with indefinite useful lives are no longer amortized but are reviewed for impairment annually, or more frequently if certain events or changes in circumstances indicate that the carrying value may not be recoverable. Purchased intangibles with finite useful lives continue to be amortized over their useful lives and are reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

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

        A reconciliation of the reported net loss and net loss per share to the amounts adjusted for the exclusion of amortization of: (i) goodwill from acquisitions; (ii) equity method goodwill related to ADVA; and (iii) assembled workforce, net of the related tax effect, was as follows (in millions, except per-share data):

	Three Months Ended		Nine Months Ended
	March 31, 2003	March 31, 2002	March 31, 2003	March 31, 2002
Reported net loss	$(136.8)	$(4,340.9)	$(872.2)	$(7,695.8)
Add back:
Amortization of:
Goodwill from acquisitions	—	260.4	—	924.7
Equity method goodwill related to ADVA	—	—	—	0.7
Assembled workforce	—	3.3	—	10.7
Income tax effect	—	(8.5)	—	(26.3)

Adjusted net loss	$(136.8)	$(4,085.7)	$(872.2)	$(6,786.0)

Reported net loss per share—basic and diluted	$(0.10)	$(3.19)	$(0.62)	$(5.75)

Adjusted net loss per share—basic and diluted	$(0.10)	$(3.01)	$(0.62)	$(5.07)

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

        We adopted SFAS No. 144 on July 1, 2002. Under SFAS No. 121, excluding asset write-downs associated with the Global Realignment Program, we recorded impairment charges of $5,979.4 million in fiscal 2002. The adoption of SFAS No. 144 may have a material impact on our consolidated financial position and results of operations if the industry and economic downturn continues to affect our operations and sales forecasts, primarily because SFAS No. 144 excludes goodwill, which may result in certain long-lived assets being subject to impairment charges sooner than they would have been recorded under SFAS No. 121. During the third quarter and first nine months of fiscal 2003, we recorded impairment charges of $11.2 million and $165.8 million, respectively, under SFAS No. 144.

SFAS No. 146:

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. In addition, SFAS No. 146 establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The effect of the adoption of SFAS No. 146 is dependent on our related activities. As we continue to restructure our business under the Global Realignment Program, the adoption of SFAS No. 146 is expected to have a material impact on our consolidated financial position and results of operations, primarily relating to the timing of recognition of future restructuring charges.

SFAS No. 148:

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The transition provisions do not currently have an impact on our consolidated financial position and results of operations as we have not elected to adopt the fair value based method of accounting for stock-based employee compensation under SFAS No. 123. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. We adopted the disclosure requirements in the third quarter of fiscal 2003.

        We account for our employee stock options under the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," as interpreted by FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." Under APB Opinion No. 25, when the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The following table presents the effect on our net loss and net loss per share if we had applied the fair value based method of accounting under SFAS No. 123 (in millions, except per-share data):

	Three Months Ended		Nine Months Ended
	March 31, 2003	March 31, 2002	March 31, 2003	March 31, 2002
Reported net loss	$(136.8)	$(4,340.9)	$(872.2)	$(7,695.8)
Adjustment:
Compensation expense under SFAS No. 123, net of tax	(161.7)	(199.7)	(625.4)	(598.4)

Pro forma net loss	$(298.5)	$(4,540.6)	$(1,497.6)	$(8,294.2)

Reported net loss per share—basic and diluted	$(0.10)	$(3.19)	$(0.62)	$(5.75)

Pro forma net loss per share—basic and diluted	$(0.21)	$(3.34)	$(1.06)	$(6.20)

Interpretation No. 45:

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which requires a guarantor to recognize and measure certain types of guarantees at fair value. In addition, Interpretation No. 45 requires the guarantor to make new disclosures for these guarantees and other types of guarantees that are not subject to the initial recognition and initial measurement provisions. The disclosure requirements are effective for financial statements for interim or annual periods ended after December 15, 2002, while the recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We adopted the disclosure provisions of Interpretation No. 45 during the second quarter of fiscal 2003 and the initial recognition and initial measurement provisions in the third quarter of fiscal 2003. Our adoption of Interpretation No. 45 did not have a material impact on our consolidated financial position and results of operations.

Interpretation No. 46:

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," which requires a company that has a controlling financial interest in a variable interest entity to consolidate the assets, liabilities and results of activities of the entity. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from other parties. Interpretation No. 46 is applicable: (i) immediately for all variable interest entities created after January 31, 2003; or (ii) in the first fiscal year or interim period beginning after June 15, 2003 for those created before February 1, 2003. In accordance with Interpretation No. 46, we will be required to consolidate one operating lease pertaining to two separate properties, generally known as a "synthetic lease," beginning in the first quarter of fiscal 2004. In addition, we are currently reviewing our investments acquired prior to February 1, 2003 to determine whether any of our investee companies are variable interest entities that would require us to consolidate them beginning in the first quarter of fiscal 2004.

Results of Operations

Net Sales:

        Net sales of $165.7 million in the third quarter of fiscal 2003 represented a decrease of $96.1 million, or 37%, from net sales of $261.8 million in the same prior-year period. Net sales of $515.3 million in the first nine months of fiscal 2003 represented a decrease of $361.2 million, or 41%, from net sales of $876.5 million in the same prior-year period. The decline in sales in the current three and nine-month periods from the same prior-year periods was due primarily to lower demand for our communications products and lower average selling prices for these products, both of which were caused by the dramatic downturn in the communications industry. The downturn resulted in a decrease in network deployment and capital spending by telecommunications carriers, which in turn caused our customers to reduce their inventory levels, and hence, their need for our products. In addition, we and our competitors are experiencing increasing price pressure as we compete to supply the greatly reduced levels of demand. The decline in our communications revenue in the current three and nine-month periods was partially offset by the increase in sales of our non-communications products, primarily in display and security markets. As a result of the downturn in the communications industry, revenue from our non-communications products has become increasingly significant to our total net sales, accounting for 56% and 50% of our total net sales in the third quarter and first nine months of fiscal 2003, respectively, as compared to 29% and 24% in the third quarter and first nine months of fiscal 2002, respectively. If the downturn in the communications industry continues, we expect our non-communications revenue to continue to account for a significant portion of our total sales. Please refer to the "Operating Segment Information" section below for further discussion with respect to net sales for each of our reportable segments.

        Our net sales included $3.2 million and $26.4 million of contract-related cancellation payments in the third quarter and first nine months of fiscal 2003, respectively, as compared to $20.6 million and $23.8 million in the third quarter and first nine months of fiscal 2002, respectively. We generally recognize such revenue when no future obligations exist and we have received payments from our customers. Cancellation revenue has been declining since the fourth quarter of fiscal 2002 and we expect cancellation revenue to further decline or be eliminated in future periods.

        Two customers of our non-communications products, Texas Instruments and SICPA, accounted for approximately 13% and $11% of our total net sales in the third quarter of fiscal 2003. Texas Instruments accounted for approximately 13% of our total net sales in the first nine months of fiscal 2003. No customer accounted for more than 10% of our total net sales in the third quarter and first nine months of fiscal 2002. Sales to our leading customers vary significantly from period to period and we do not have the ability to predict future sales to these customers. Moreover, if the downturn in the communications industry continues, we expect telecommunications carriers to continue to have low levels of capital spending, which will further limit our customers', and in turn, our sales.

        Net sales to customers outside North America represented 30% of total net sales in both the third quarter and first nine months of fiscal 2003, as compared to 22% and 26% in the third quarter and first nine months of fiscal 2002, respectively.

Gross Margin:

        Gross margin in the third quarter of fiscal 2003 was 14% of total net sales, as compared to 8% in the third quarter of fiscal 2002. Our gross margin improved in the current quarter as compared to the same prior-year period primarily as a result of the following: (i) $2.4 million of charges other than restructuring associated with our Global Realignment Program in the current quarter, as compared to $26.1 million in the same prior-year period; (ii) $10.1 million of write-downs of excess and obsolete inventories in the current quarter, as compared to $37.6 million in the same prior-year period; and (iii) $7.1 million of depreciation in the current quarter, as compared to $21.2 million in the same prior-year period, due to the write-downs of property, plant and equipment as a result of our impairment reviews and the removal and disposal of assets under the Global Realignment Program. However, these favorable developments in the current quarter were partially offset by the following: (i) $8.7 million of royalty expense recorded in the current quarter in connection with a patent license; (ii) contract-related cancellation payments of $3.2 million included in total net sales in the current period, as compared to $20.6 million in the same prior-year period; (iii) our current-quarter sales volumes and average selling prices were below those from the same prior-year period; and (iv) a lower margin product mix in the current quarter due to lower sales of high-margin communications components.

        Gross margin in the first nine months of fiscal 2003 was 3% of total net sales, as compared to minus 5% in the first nine months of fiscal 2002. Our gross margin improved in the current nine-month period as compared to the same prior-year period primarily as a result of the following: (i) contract-related cancellation payments of $26.4 million included in total net sales in the current nine-month period, as compared to $23.8 million in the same prior-year period; (ii) $45.5 million of write-downs of excess and obsolete inventories in the current nine-month period, as compared to $179.8 million in the same prior-year period; (iii) $6.8 million of charges other than restructuring associated with our Global Realignment Program in the current nine-month period, as compared to $105.1 million in the same prior-year period; (iv) $23.0 million of depreciation in the current nine-month period, as compared to $70.9 million in the same prior-year period, due to the write-downs of property, plant and equipment as a result of our quarterly impairment reviews and the removal and disposal of assets under the Global Realignment Program; (v) $1.8 million of warranty expense in the current nine-month period, as compared to $25.8 million in the same prior-year period; and (vi) consumption of previously written-down inventories of $52.2 million in the current nine-month period, as compared to $57.2 million in the same prior-year period. However, these favorable developments in the current nine-month period were partially offset by the following: (i) $17.0 million of royalty expense in connection with a patent license; (ii) our sales volumes and average selling prices in the current nine-month period were below those from the same prior-year period; and (iii) a lower margin product mix in the current nine-month period due to lower sales of high-margin communications components.

        Our gross margin can generally be affected by a number of factors, including, among others, product volumes, product mix, product demand, pricing pressures, manufacturing constraints, inventory write-downs, consumption of previously written-down inventories, warranty costs, product yield, stock-based compensation expenses and acquisitions of businesses that may have different margins than ours. If actual orders do not match our forecasts, we may have excess or shortfalls of some materials and components as well as excess inventory purchase commitments. Considering these factors, gross margin fluctuations are difficult to predict and there can be no assurance that we will surpass or maintain gross margin percentages at historical or projected levels in future periods.

Research and Development:

        Research and development ("R&D") expense was $36.8 million in the third quarter of fiscal 2003, or 22% of total net sales, as compared to $57.8 million in the third quarter of fiscal 2002, or 22% of total net sales. The decrease in R&D spending in absolute dollar amount in the current quarter as compared to the same prior-year period was primarily due to the cost savings resulting from our Global Realignment Program, which included the elimination of certain product development programs as well as workforce reductions. In addition, the decline in R&D expense was attributable to lower depreciation due to the write-downs of property, plant and equipment as a result of our quarterly impairment reviews and the removal and disposal of assets under the Global Realignment Program.

        R&D expense was $121.6 million in the first nine months of fiscal 2003, or 24% of total net sales, as compared to $191.1 million in the first nine months of fiscal 2002, or 22% of total net sales. The decrease in R&D spending in absolute dollar amount in the current nine-month period as compared to the same prior-year period was primarily due to the cost savings resulting from our Global Realignment Program, which included the elimination of certain product development programs as well as workforce reductions. In addition, the decline in R&D expense was attributable to lower charges other than restructuring associated with our Global Realignment Program, lower stock-based compensation expense, and lower depreciation due to the write-downs of property, plant and equipment as a result of our quarterly impairment reviews and the removal and disposal of assets under the Global Realignment Program. As a percentage of total net sales, the increase in R&D expense was due to our total net sales declining more rapidly than our R&D spending.

        We believe that investment in R&D is critical to attaining our strategic objectives. Despite our continued efforts to reduce expenses under the Global Realignment Program, there can be no assurance that our R&D expenses will continue to decline in future quarters. In addition, there can be no assurance that such expenditures will be successful or that improved processes or commercial products, at acceptable volumes and pricing, will result from our investment in R&D.

Selling, General and Administrative Expense:

        Selling, general and administrative ("SG&A") expense was $70.0 million in the third quarter of fiscal 2003, or 42% of total net sales, as compared to $84.0 million in the third quarter of fiscal 2002, or 32% of total net sales. SG&A expense was $209.0 million in the first nine months of fiscal 2003, or 41% of total net sales, as compared to $288.7 million in the first nine months of fiscal 2002, or 33% of total net sales. The decrease in SG&A spending in absolute dollar amount in both the current quarter and nine-month period as compared to the same prior-year periods was primarily due to: (i) lower personnel-related expenses as a result of workforce reductions, site closures and other cost cutting measures implemented under our Global Realignment Program; (ii) lower depreciation due to the write-downs of property, plant and equipment as a result of our quarterly impairment reviews and the removal and disposal of assets under the Global Realignment Program; (iii) lower bad debt expenses primarily as a result of lower revenue and improved collections; and (iv) lower stock-based compensation expense. The decrease in SG&A spending in the current quarter was partially offset by additional insurance expense due to higher premiums, and the decrease in SG&A spending in the current nine-month period was partially offset by additional insurance expense and bonus accrual pursuant to an approved bonus plan. As a percentage of total net sales, the increase in SG&A expense was due to our total net sales declining more rapidly than our SG&A spending.

        Despite our continued efforts to reduce expenses under the Global Realignment Program, there can be no assurance that our SG&A expenses will continue to decline in future quarters.

Amortization of Goodwill:

        No amortization of goodwill was recorded during the third quarter and first nine months of fiscal 2003, as compared to $260.4 million and $924.7 million during the third quarter and first nine months of fiscal 2002, respectively. On July 1, 2002, we adopted SFAS No. 142, under which goodwill is no longer amortized but is reviewed for impairment annually, or more frequently if certain events or changes in circumstances indicate that the carrying value may not be recoverable. Please refer to the "Reduction of Goodwill" section below for further discussion of the impairment review on goodwill.

Amortization of Other Intangibles:

        Amortization of purchased intangibles other than goodwill was $3.7 million and $15.9 million in the third quarter and first nine months of fiscal 2003, respectively, as compared to $113.3 million and $333.6 million in the third quarter and first nine months of fiscal 2002, respectively. The decrease in amortization was primarily due to the write-downs of the carrying amount of the purchased intangibles as a result of the impairment charges incurred in prior periods. Please refer to the "Reduction of

Other Long-Lived Assets" section below for further discussion of the impairment review related to our purchased intangibles.

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

Acquired In-Process Research and Development:

        We incurred no acquired in-process research and development ("IPR&D") charges in the third quarters of fiscal 2003 and 2002. We incurred $0.4 million of IPR&D charges in the first nine months of fiscal 2003 in connection with our acquisition of OptronX's transceiver/transponder unit, as compared to $22.1 million in the first nine months of fiscal 2002 in connection with our acquisition of IBM's optical transceiver unit ("Datacom"). The amount was expensed on the acquisition date because the acquired technology had not yet reached technological feasibility and had no future alternative uses.

Reduction of Goodwill:

        For the three and nine months ended March 31, 2003, we recorded $0 and $225.7 million, respectively, of impairment charges in accordance with SFAS No. 142. For the three and nine months ended March 31, 2002, we recorded $2,871.5 million and $4,167.8 million, respectively, of impairment charges in accordance with SFAS No. 121.

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

        As part of our quarterly review of financial results in the first quarter of fiscal 2003, we noted indicators that the carrying value of our goodwill may not be recoverable and performed an additional impairment review. The impairment review was performed because of the prolonged economic downturn affecting our operations and revenue forecasts. As we determined that the continued decline in market conditions within our industry was significant and prolonged, we evaluated the recoverability of our goodwill in accordance with SFAS No. 142 during the first quarter of fiscal 2003. We did not identify any impairment indicators during the second and third quarters of fiscal 2003.

        Under the first step of the interim SFAS No. 142 analysis, the fair value of the reporting units was determined based on a combination of the income approach, which estimates the fair value based on the future discounted cash flows, and the market approach, which estimates the fair value based on comparable market prices. Under the income approach, we assumed a cash flow period of 5 years, long-term annual growth rates of 9% to 33%, a discount rate of 12.5% and terminal value growth rates of 5% to 7%. Based on the first step analysis, we determined that the carrying amount of three reporting units within the Communications Products Group was in excess of their fair value. As such, we were required to perform the second step analysis on the three reporting units that have failed the first step test to determine the amount of the impairment loss. As of the filing of the Quarterly Report on Form 10-Q for the first quarter of fiscal 2003, we had not completed the second step analysis due to the complexities involved in determining the implied fair value of the goodwill of each reporting unit.

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

        The following table summarizes the impairment charges recorded during the first nine months of fiscal 2003 (in millions):

Reporting Units
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

        As part of our quarterly reviews of financial results, we noted indicators in the second and third quarters of fiscal 2002 that the carrying value of our goodwill may not be recoverable and performed an impairment review. The impairment review was performed pursuant to SFAS No. 121 because of the prolonged economic downturn affecting our operations and revenue forecasts. As a result of the prolonged economic downturn, our projected future revenue and cash flows for certain of our asset groupings were revised downward in the second and third quarters of fiscal 2002. Therefore, we recorded charges to reduce goodwill based on the amount by which the carrying amount exceeded the fair value. Fair value was determined based on discounted future cash flows for the operating entities that had separately identifiable cash flows.

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

        The following table summarizes the write-downs of goodwill for the third quarter of fiscal 2002 (in millions):

Acquired Entities	Reductions of Goodwill	Long-Term Annual Growth Rate
E-TEK	$697.5	30%-35%
JDS FITEL	1,184.7	30%-42%
OCLI	20.3	4%-13%
SDL	762.5	27%-50%
Other	206.5	7%-45%

Total	$2,871.5

        We assumed a cash flow period of 5 years, a discount rate of 14%, and terminal growth rates of 5% to 7%. The long-term annual growth rates are higher in the early years of the 5-year cash flow period, representing our estimated growth in the period of industry recovery, which decreases in the later years.

Reduction of Other Long-Lived Assets:

        For the three and nine months ended March 31, 2003, we recorded $11.2 million and $165.8 million, respectively, of reductions in the carrying value of our long-lived assets in accordance with SFAS No. 144. For the three and nine months ended March 31, 2002, we recorded $1,012.6 million and $1,025.9 million, respectively, of reductions in the carrying value of our long-lived assets in accordance with SFAS No. 121. These charges excluded asset write-downs associated with the Global Realignment Program. The following table summarizes the components of the reductions of other long-lived assets (in millions):

	Three Months Ended		Nine Months Ended
	March 31, 2003	March 31, 2002	March 31, 2003	March 31, 2002
Assets held and used:
Purchased intangibles (other than goodwill)	$—	$925.3	$68.6	$938.6
Property, plant and equipment	—	87.3	79.1	87.3
Assets held for sale:
Property, plant and equipment	11.2	—	18.1	—

Total reductions of other long-lived assets	$11.2	$1,012.6	$165.8	$1,025.9

Fiscal 2003 Charges:

Assets Held and Used:

        On July 1, 2002, we adopted SFAS No. 144, under which long-lived assets other than goodwill are tested for recoverability if certain events or changes in circumstances indicate that the carrying value may not be recoverable. We noted indicators during the first quarter of fiscal 2003 that the carrying value of our long-lived assets, including purchased intangibles recorded in connection with our various acquisitions and property, plant and equipment, may not be recoverable and performed an impairment review. The impairment review was performed pursuant to SFAS No. 144 because of the prolonged economic downturn affecting our operations and revenue forecasts. As a result of the prolonged economic downturn, our projected future revenue and cash flows for certain of our asset groupings were revised downward in the first quarter of fiscal 2003. Therefore, we evaluated the recoverability of our long-lived assets and recorded impairment charges based on the amount by which the carrying amount of these assets exceeded their fair value. For purchased intangibles, fair value was determined based on discounted future cash flows for the operating entities that had separately identifiable cash flows. For tangible fixed assets, we valued these assets that were subject to impairment using specific appraisals.

        The following table summarizes the write-downs of purchased intangibles and property, plant and equipment for the first quarter of fiscal 2003 (in millions):

Acquired Entities	Purchased Intangibles	Property, Plant and Equipment
Datacom	$39.1	$15.6
Epitaxx	19.9	26.3
SDL	—	24.3
Scion	8.9	12.9
Other	0.7	—

Total	$68.6	$79.1

        During the second and third quarters of fiscal 2003, we noted no impairment indicators in connection with our long-lived assets held and used, and accordingly, a test of recoverability of our long-lived assets was not required.

Assets Held for Sale:

        During the third quarter of fiscal 2003, we classified certain property, plant and equipment as assets held for sale. In accordance with SFAS No. 144, we recorded a loss of $11.2 million, representing the amount by which their carrying value exceeded the estimated fair value less cost to sell. During the first quarter of fiscal 2003, we classified certain property and equipment as assets held for sale in connection with the sales of our Raleigh, North Carolina and Torquay, United Kingdom subsidiaries and recorded total losses of $6.9 million.

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

        As part of our quarterly reviews of financial results, we noted indicators in the second and third quarters of fiscal 2002 that the carrying value of our long-lived assets, including significant amounts of purchased intangibles recorded in connection with our various acquisitions, may not be recoverable and performed an impairment review. The impairment review was performed pursuant to SFAS No. 121 because of the prolonged economic downturn affecting our operations and revenue forecasts. As a result of the prolonged economic downturn, our projected future revenue and cash flows for certain of our asset groupings were revised downward in the second and third quarters of fiscal 2002. Therefore, we recorded charges to reduce our long-lived assets based on the amount by which the carrying amount of these assets exceeded their fair value. Fair value was determined based on discounted future cash flows for the operating entities that had separately identifiable cash flows.

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

        The following table summarizes the write-downs of our long-lived assets, consisting of purchased intangibles and property, plant and equipment, for the third quarter of fiscal 2002 (in millions):

Acquired Entities	Purchased Intangibles	Property, Plant and Equipment	Long-Term Annual Growth Rate
E-TEK	$224.1	$1.1	30%-35%
JDS FITEL	233.9	—	30%-42%
OCLI	210.7	67.2	4%-13%
SDL	247.6	10.4	27%-50%
Other	9.0	8.6	7%-45%

Total	$925.3	$87.3

        We assumed a cash flow period of 5 years, a discount rate of 14%, and terminal growth rates of 5% to 7%. The long-term annual growth rates are higher in the early years of the 5-year cash flow period, representing our estimated growth in the period of industry recovery, and a reduced growth rate in the later years.

Global Realignment Program Charges:

        In April 2001, we initiated the Global Realignment Program, under which we began restructuring our business in response to the economic downturn. Since inception, we implemented six phases of restructuring activities and recorded total restructuring charges of $639.4 million (of which $16.3 million and $115.1 million were recorded in the third quarter and first nine months of fiscal 2003, respectively). In addition, we incurred charges other than restructuring of $460.8 million related to the Global Realignment Program (of which $12.7 million and $41.6 million were recorded in the third quarter and first nine months of fiscal 2003, respectively). Please refer to "Note 10. Global Realignment Program Charges" of our Notes to Condensed Consolidated Financial Statements for a detailed discussion on these charges associated with our Global Realignment Program.

        Under the Global Realignment Program, we are consolidating and reducing our manufacturing, research and development, sales and administrative facilities in North America, Europe and Asia-Pacific. The total number of sites closed or scheduled for closure is 28. Based on the decisions made through the end of the third quarter of fiscal 2003, we expect to reduce our total workforce by approximately 19,540 employees upon the completion of the Global Realignment Program. As of March 31, 2003, 18,357 employees have been terminated.

        In response to the continued business downturn, we are planning further restructuring activities under the Global Realignment Program, including primarily further reductions of employment and additional site closures. Since inception, we have reduced our annual expenses to date by approximately $1.1 billion. We expect that, when completed, the Global Realignment Program will generate a total annual cost reduction rate of approximately $1.3 billion. We estimate that the total cost of the Global

Realignment Program will be approximately $1.2 billion, of which $1.1 billion was recorded through the end of the third quarter of fiscal 2003.

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

Interest and Other Income, Net:

        Net interest and other income was $7.1 million in the third quarter of fiscal 2003, as compared to $11.2 million in the third quarter of fiscal 2002. Net interest and other income was $26.6 million in the first nine months of fiscal 2003, as compared to $36.0 million in the first nine months of fiscal 2002. The decrease in the third quarter and first nine months of fiscal 2003 from the same prior-year periods was primarily attributable to the decline in interest income as a result of lower average daily cash and investment balances and lower interest rates.

Loss on Sale of Subsidiaries:

        During the second quarter of fiscal 2003, we completed the sales of two of our subsidiaries located in Raleigh, North Carolina and Torquay, United Kingdom, and recognized a net loss of $0.5 million from the transactions.

Gain on Sale of Investments:

        We realized net gains of $0.9 million in the third quarter of fiscal 2003, as compared to $4.5 million in the third quarter of fiscal 2002. Net gains totaled $3.7 million in the first nine months of fiscal 2003, as compared to $10.9 million in the first nine months of fiscal 2002. We realized the gains primarily from sales of fixed-income securities during fiscal 2003, and from sales of both fixed-income securities and non-marketable equity securities during fiscal 2002.

Reduction in Fair Value of Investments:

        We recorded $9.8 million of reductions in fair value of our investments in the third quarter of fiscal 2003, as compared to $7.9 million in the third quarter of fiscal 2002. The write-downs in both quarters resulted from an other-than-temporary decline in fair value of our non-marketable equity securities. We periodically review our investments for impairment. In the event the carrying value of an investment exceeds its fair value and the decline in fair value is determined to be other-than-temporary, we write down the value of the investment to its fair value.

        Reductions in fair value of our investments totaled $37.7 million in the first nine months of fiscal 2003, as compared to $114.4 million in the first nine months of fiscal 2002. The write-downs in the current nine-month period resulted from an other-than-temporary decline in fair value of our non-marketable equity securities, whereas the write-downs in the same prior-year period resulted from an other-than-temporary decline in fair value of both non-marketable equity securities and available-for-sale securities, including our investment in Nortel Networks ("Nortel").

        Should the fair value of our investments continue to decline in the future, we may be required to recorded additional charges if the decline is determined to be other-than-temporary.

Loss on Equity Method Investments:

        We recorded $1.2 million of charges in the third quarter of fiscal 2003, as compared to $8.5 million in the third quarter of fiscal 2002. Charges in both periods consisted of our pro rata share of net losses on our equity method investments other than ADVA. Our investment in ADVA has been reduced to $0 since the second quarter of fiscal 2002, and no further pro rata share of ADVA's net losses was recorded thereafter as we had no future commitment to provide additional funding to ADVA. Should ADVA report net income in future periods, we will resume applying the equity method after our pro rata share of ADVA's net income exceeds our pro rata share of ADVA's net losses not recognized during the periods the equity method was suspended.

        We recorded $7.7 million of charges in the first nine months of fiscal 2003, as compared to $53.6 million in the first nine months of fiscal 2002. Charges in the current nine-month period consisted of our pro rata share of net losses on our equity method investments other than ADVA. Charges in the same prior-year period included: (i) $13.9 million related to the write-down of the carrying value of our investment in ADVA due to the other-than-temporary decline in its market value; (ii) $0.7 million of amortization expense related to the difference between the cost of the investment and the underlying equity in the net assets of ADVA; and (iii) $26.5 million related to our pro rata share of ADVA's net losses and $12.5 million related to our pro rata share of net losses on other equity method investments.

Income Tax Expense (Benefit):

        We recorded a provision for income tax expense of $18.6 million and $19.5 million for the three and nine months ended March 31, 2003, respectively. Approximately $18.0 million of the provision for income taxes recorded for the three and nine months ended March 31, 2003 related to the prior financial reporting period ended June 30, 2002 and resulted from an increase in our valuation allowance for deferred tax assets. During the three months ended March 31, 2003, Canadian tax authorities completed a review of our pending claims for refunds of prior-year income taxes. As a result of this review, certain matters related to carryback periods and minimum taxes were identified that caused us to conclude that we had recorded $18.0 million of net deferred tax assets in excess of income taxes actually recoverable from prior years and, therefore, necessitated the recording of an additional valuation allowance for deferred tax assets. As of June 30, 2002, management concluded that due to the existing economic environment, we should not record net deferred tax assets in excess of recoverable income taxes. We do not believe that the $18.0 million amount recorded in the three months ended March 31, 2003 was material to the period in which it should have been recorded, nor do we expect that the amount recorded will be material to our consolidated results of operations for the year ending June 30, 2003. However, if the amount is ultimately deemed to be material to our consolidated results of operations for the year ending June 30, 2003, we will need to restate our consolidated financial statements for the year ended June 30, 2002 and the current three-month period. If such restatement were necessary, net loss for the year ended June 30, 2002 would be increased by $18.0 million, and the basic and diluted net loss per share would change from $6.50 to $6.51. Net loss for the three months ended March 31, 2003 would be decreased by $18.0 million, and the basic and diluted net loss per share would change from $0.10 to $0.08. In addition, we would restate our consolidated balance sheets as of September 30, 2002 and December 31, 2002 by reducing the net deferred income tax asset by $18.0 million in each period.

        Due to the continued economic uncertainty in the industry, we have recorded net deferred tax assets as of March 31, 2003 only to the extent of recoverable income taxes.

        We recorded an income tax benefit of $26.9 million and a provision for income taxes of $346.1 million for the three and nine months ended March 31, 2002, respectively. The income tax benefit and the provision for income taxes recorded for the three and nine months ended March 31, 2002, respectively, differed from the expected income tax benefit that would be calculated by applying the federal statutory rate to the loss before income taxes primarily due to the net effect of non-deductible acquisition-related charges, write-offs of deferred tax assets recorded in prior business combinations relating to assumed employee stock options that either expired unexercised or were exercised during the quarter when the market value of the underlying stock was less than the previously recorded value at the business combination date, increases in the valuation allowance for domestic deferred tax assets recorded in prior periods due to reductions in our forecasts of future domestic taxable income and the elimination of deferred tax liabilities recorded in prior business combinations.

Operating Segment Information:

        Communications Products Group.    Net sales of $73.7 million in the third quarter of fiscal 2003 represented a decrease of $111.9 million, or 60%, from net sales of $185.6 million in the third quarter of fiscal 2002. Net sales of $257.4 million in the first nine months of fiscal 2003 represented a decrease of $405.3 million, or 61%, from net sales of $662.7 million in the first nine months of fiscal 2002. The decline in our sales was primarily due to lower demand for our communications products and lower average selling prices caused by the dramatic downturn in our industry, which resulted in a decrease in network deployment and capital spending by telecommunications carriers. This in turn caused our customers to reduce their inventory levels. We expect revenue from the Communications Products Group will remain stable in the fourth quarter of fiscal 2003. Operating loss as a percentage of net sales was 62% during the current quarter, as compared to an operating loss of 53% of net sales for the same prior-year period. Operating loss as a percentage of net sales was 76% during the current nine-month period, as compared to an operating loss of 84% for the same prior-year period.

        Thin Film Products Group.    Net sales of $92.0 million in the third quarter of fiscal 2003 represented an increase of $16.8 million, or 22%, from net sales of $75.2 million in the third quarter of fiscal 2002. Net sales of $257.9 million in the first nine months of fiscal 2003 represented an increase of $49.9 million, or 24%, from net sales of $208.0 million in the first nine months of fiscal 2002. The increase in our sales was primarily attributable to higher demand for our thin film products for display and security markets. We expect revenue from the Thin Film Products Group will decline slightly in the fourth quarter of fiscal 2003. Operating income as a percentage of net sales was 19% during the current quarter, as compared to an operating income of 15% of net sales for the same prior-year period. Operating income as a percentage of net sales was 17% during the current nine-month period, as compared to an operation loss of 6% for the same prior-year period.

Liquidity and Capital Resources

        As of March 31, 2003, we had a combined balance of cash, cash equivalents and short-term investments of $1,265.7 million, a decrease of $184.7 million from June 30, 2002. Our total debt outstanding, including capital lease obligations, was $8.4 million as of March 31, 2003.

        Operating activities used $167.5 million in cash during the nine months ended March 31, 2003, primarily resulting from our net loss adjusted for: (i) depreciation and amortization, stock-based compensation expense, reductions of goodwill and other long-lived assets, non-cash charges associated with our Global Realignment Program, and gains and losses on our investments; (ii) a decrease in accounts receivable, inventories and deferred income taxes; and (iii) a decrease in accrued payroll and related expenses. Our operating cash flows were favorably affected by approximately $74.1 million in tax refunds received in the first nine months of fiscal 2003.

        Accounts receivable were lower during the nine months ended March 31, 2003 primarily due to a decline in sales. Days sales outstanding in accounts receivable was 56 days at March 31, 2003, as compared to 55 days at June 30, 2002. Inventory levels were lower at March 31, 2003 primarily due to lower production volumes coupled with the write-downs of excess and obsolete inventories.

        Cash used by investing activities was $18.4 million during the nine months ended March 31, 2003, primarily resulting from acquisitions of OptronX's transceiver/transponder unit and LA Label and additional capital expenditures, offset by proceeds from sales of investments and property, plant and equipment.

        Our investments of surplus cash are made in accordance with an investment policy approved by our Board of Directors. In general, our investment policy requires that securities purchased and held be rated A1/P1, MIG-1, AA-/Aa3 or better. No securities may have an initial maturity that exceeds 36 months, and the average duration of our investment portfolio may not exceed 18 months. At any time, no more than 25% of the investment portfolio may be concentrated in a single issuer other than the U.S. government.

        Our financing activities for the nine months ended March 31, 2003 provided cash of $17.8 million, resulting primarily from the exercise of stock options and the sale of common stock through our employee stock purchase plans.

        We expect to use approximately $250 to $300 million in cash in fiscal 2003, exclusive of amounts required relating to our acquisition and investment activities during the fiscal year. We believe that our existing cash balances and investments will be sufficient to meet our liquidity and capital spending requirements at least through the next 12 months. However, possible investments in or acquisitions of complementary businesses, products or technologies may require the use of additional cash or financing prior to such time. Moreover, due to the industry downturn and the implementation of our Global Realignment Program, we have in recent periods consumed, and we expect to continue to consume, portions of our cash reserves to fund our operations. The amounts consumed to date, together with the amounts currently anticipated to be spent, are not expected to materially impair our financial condition. However, if the current economic downturn remains protracted, we may need to expend additional, currently unanticipated, cash reserves to fund our operations. Our liquidity could be negatively affected by a continued decline in demand for our products, which are subject to rapid technological changes, or a reduction of capital expenditures by telecommunications carriers as a result of the economic downturn or other factors. There can be no assurance that additional debt or equity financing would be available if so required or, if available, could be secured on terms satisfactory to us.

Financial Commitments:

        Our investment portfolio includes minority investments in certain privately held companies. As of March 31, 2003, we had a commitment to provide additional funding of up to $31.5 million to certain venture capital investment partnerships.

Lease Commitments:

        As of March 31, 2003, we had one master lease agreement with a special purpose entity (the "Lessor"), managed and administered by a trustee, for the development of manufacturing, research and development and administrative facilities in Melbourne, Florida and Raleigh, North Carolina. Under a related credit agreement, a group of financial institutions has committed to fund the Lessor a maximum of $59.6 million to develop the projects. As of March 31, 2003, $42.3 million has been drawn and no further withdrawal is permitted as the funding period has expired in accordance with the lease agreement. The lease has an initial term of five years, which began on August 4, 2000, and we have an option to renew the lease for two additional terms of one year each, subject to certain conditions. At any time prior to the expiration date of the lease, we may, at our option, purchase the properties from the Lessor for $44.6 million (the "Termination Value"), representing the principal balance of the loan and capitalized interest. If we elect not to purchase the properties, we may exercise our option to sell them to a third party at market value within 180 days before the end of the lease term. Under the sale option, we keep any sale proceeds in excess of the Termination Value. If the sale proceeds are below the Termination Value, we are obligated to pay up to approximately $37.5 million of any shortfall.

        On an annual basis or when indicators of impairment exist, we are required to evaluate the expected fair value of the properties at the end of the lease term. In the event we determine that it is probable and estimable that the expected fair value of the properties at the end of the lease term will be less than the carrying value, we accrue for the estimated losses. We recorded the following amounts in connection with the estimated losses on the properties (in millions):

	Three Months Ended		Nine Months Ended
	March 31, 2003	March 31, 2002	March 31, 2003	March 31, 2002
Raleigh, North Carolina properties	$3.0	$—	$6.5	$11.8
Melbourne, Florida properties	0.5	—	7.9	—

Total	$3.5	$—	$14.4	$11.8

Raleigh, North Carolina Properties:

        In connection with our Phase 2 restructuring activities, we announced our plan to vacate buildings located in the Raleigh, North Carolina site. During the nine months ended fiscal 2002, we accrued losses of $11.8 million, representing the difference between the expected fair value of the properties at the end of the lease term and their carrying value. During the third quarter and first nine months of fiscal 2003, we accrued additional losses of $3.0 million and $6.5 million, respectively. We recorded these charges under "Restructuring charges" in the Condensed Consolidated Statements of Operations.

Melbourne, Florida Properties:

        During the third quarter and first nine months of fiscal 2003, we accrued losses of $0.5 million and $7.9 million, respectively, and recorded such amounts as deferred charges, which are being amortized on a straight-line basis through the end of the lease term. As of March 31, 2003, $2.7 million was included under "Other current assets" and $3.9 million was included under "Other assets" in the Condensed Consolidated Balance Sheet. Amortization expense totaled $0.6 million and $1.3 million in the third quarter and first nine months of fiscal 2003, respectively.

        Neither the real estate assets nor the debt associated with the development of the projects was recorded on our Condensed Consolidated Balance Sheet as of March 31, 2003. Beginning in the first quarter of fiscal 2004, we will be required to consolidate the real estate assets and liabilities associated with the operating lease in accordance with Interpretation No. 46. If we were to consolidate this operating lease on April 1, 2003, the potential impact on our consolidated financial position and results of operations would be as follows:

Condensed Consolidated Balance Sheet:

Accounts	Explanation of Impact
Other current assets	Decrease by $2.7 million due to the recognition of deferred impairment charges related to the Melbourne, Florida properties.
Property, plant and equipment, net
(i) Increase by $42.2 million for the net book value of the properties in both locations;
(ii) Decrease by the $18.3 million accrued losses recorded in connection with the Raleigh, North Carolina properties; and
(iii) Decrease by the $7.9 million accrued losses recorded in connection with the Melbourne, Florida properties.
Other assets	Decrease by $3.9 million due to the recognition of deferred impairment charges related to the Melbourne, Florida properties.
Restructuring accrual
(i) Decrease by the $18.3 million accrued losses associated with the Raleigh, North Carolina properties; and
(ii) Decrease by $1.0 million due to the reversal of accrued lease charges associated with the Raleigh, North Carolina properties.
Other non-current liabilities
(i) Increase by $44.6 million related to the Company's debt obligations associated with the properties in both locations; and
(ii) Decrease by the $7.9 million accrued losses associated with the Melbourne, Florida properties.
Accumulated deficit
(i) Increase by $6.6 million for the decrease in the fair value of the Melbourne, Florida properties; and
(ii) Increase by $1.4 million due to the difference between the assets and liabilities added to the balance sheet, which is offset by the reversal of accrued lease charges associated with the Raleigh, North Carolina properties.

Condensed Consolidated Statement of Operations:

Accounts	Explanation of Impact
Reduction of long-lived assets	Increase by $6.6 million for the decrease in the fair value of the Melbourne, Florida properties.
Cumulative effect of a change in accounting principle
Increase by $1.4 million due to the difference between the assets and liabilities added to the balance sheet, which is offset by the reversal of accrued lease charges associated with the Raleigh, North Carolina properties.

        As of March 31, 2003, we restricted $47.3 million of our short-term investments as collateral for specified obligations of the Lessor under the lease. These investment securities are restricted as to withdrawal and are managed by third parties subject to certain limitations under our investment policy. In addition, we must maintain a minimum consolidated tangible net worth, as defined, of $500.0 million.

Employee Stock Options

Stock Option Program Description:

        Our stock option program is a broad-based, long-term retention program that is intended to attract and retain employees and align stockholder and employee interests. As of March 31, 2003, we have available for issuance 79.4 million shares of common stock underlying options for grant primarily under the Amended and Restated 1993 Flexible Stock Incentive Plan and the 1996 Non-Qualified Stock Option Plan. The exercise price is generally equal to the fair value of the underlying stock at the date of grant. Options generally become exercisable over a four-year period and, if not exercised, expire from five to ten years. Substantially all of our employees participate in our stock option program.

Distribution and Dilutive Effect of Stock Options:

        The following table presents certain information regarding stock options granted to employees, including officers:

	FY 2003 YTD	FY 2002	FY 2001
Grants(1) to employees, including officers, as % of outstanding shares	1.8%	3.4%	3.5%
Grants to Senior Executive Officers(2) as % of total options granted	13.2	6.6	1.3
Grants to Senior Executive Officers as % of outstanding shares	0.2	0.2	0.1
Outstanding options held by Senior Executive Officers as % of total outstanding options	11.0	11.4	8.4

(1)
Grants exclude options assumed in connection with acquisitions.

(2)
Senior Executive Officers include Chief Executive Officer, Chief Operating Officer and Chief Financial Officer.

General Stock Option Information:

        The following table presents our option activities through the end of the third quarter of fiscal 2003 (in thousands, except weighted-average exercise price):

		Options Outstanding
	Options Available for Grant	Number of Options	Weighted- Average Exercise Price
June 30, 2001	24,147	171,559	$33.02
Increase in authorized shares	50,326	—	—
Granted	(46,025)	46,025	6.14
Canceled	30,551	(40,531)	35.65
Exercised	—	(11,928)	3.08
Expired	8,607	(12,551)	38.17

June 30, 2002	67,606	152,574	26.11
Increase in authorized shares	7,226	—	—
Granted	(25,323)	25,323	2.61
Canceled	19,692	(24,044)	23.72
Exercised	—	(2,527)	1.02
Expired	10,211	(16,620)	35.78

March 31, 2003	79,412	134,706	21.40

        The following table summarizes certain information regarding outstanding options as of March 31, 2003 (in thousands, except years and weighted-average exercise price):

	Options Outstanding			Options Exercisable
Range of Exercise Prices (150% Increments)	Number of Options Outstanding	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number of Options Exercisable	Weighted-Average Exercise Price
$0.00-$0.01	1,069	6.7	$0.01	960	$0.01
0.04-0.04	129	7.6	0.04	123	0.04
0.24-0.35	109	1.5	0.32	109	0.32
0.39-0.39	6	1.6	0.39	6	0.39
0.60-0.86	2,030	3.3	0.78	2,030	0.78
0.95-1.39	1,502	3.7	1.18	1,502	1.18
1.45-2.14	3,616	5.4	1.87	1,899	1.64
2.18-3.27	20,881	7.5	2.74	509	2.88
3.29-4.82	20,367	6.3	3.88	4,469	4.08
4.98-7.37	8,269	3.9	6.52	7,333	6.51
7.50-11.19	14,641	6.1	8.93	6,162	9.07
11.29-16.93	16,239	4.9	14.92	9,566	15.20
16.94-24.63	18,860	4.3	20.64	15,188	20.73
25.63-36.41	5,106	5.8	29.50	4,434	29.12
38.50-57.31	5,140	5.5	50.84	3,653	51.10
58.56-87.63	8,949	6.1	70.21	6,131	70.19
88.00-131.81	7,624	4.9	112.53	5,595	112.97
132.31-146.53	169	4.8	138.33	126	138.33

	134,706			69,795

Senior Executive Options:

        The following table summarizes stock options granted to the Senior Executive Officers during the first nine months of fiscal 2003:

	Individual Grants
	Number of Securities Underlying Options Granted				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(3)
		% of Total Options Granted to Employees (1)
			Exercise Price Per Share (2)	Expiration Date
					5%	10%
Jozef Straus, Ph.D. Chairman and Chief Executive Officer	750,000	3.0%	$3.31	11/24/2010	$1,185,283	$2,838,959
Syrus P. Madavi President and Chief Operating Officer	1,600,000 500,000	6.2 2.0	2.14 3.31	07/25/2010 11/24/2010	1,682,086 790,189	3,984,243 1,892,639
Ronald C. Foster Executive Vice President and Chief Financial Officer	500,000	2.0	2.81	02/16/2011	670,825	1,606,742

(1)
Based on a total of 25.3 million options granted to our employees, including the Senior Executive Officers, during the first nine months of fiscal 2003.

(2)
The exercise price per share of options granted represents the fair market value of the underlying shares of common stock on the date the options were granted.

(3)
Stock price appreciation of 5% and 10% from the date of grant over a period of ten years is assumed pursuant to the rules promulgated by the Securities and Exchange Commission and does not represent our prediction of the future stock price performance.

        The following table presents certain information regarding option exercises and outstanding options for the Senior Executive Officers during the first nine months of fiscal 2003:

			Number of Securities Underlying Unexercised Options as of March 31, 2003
					Values of Unexercised "In-the- Money" Options as of March 31, 2003(1)
	Shares Acquired on Exercise	Value Realized
			Exercisable	Unexercisable	Exercisable	Unexercisable
Jozef Straus, Ph.D.	—	$—	8,784,619	3,413,333	$—	$—
Syrus P. Madavi	—	—	—	2,100,000	—	1,296,000
Ronald C. Foster	—	—	—	500,000	—	70,000

(1)
The value of "in-the-money" stock options represents the positive spread between the exercise price of stock options and the fair market value of the shares subject to such options as of the end of the third quarter of fiscal 2003.

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

Scion:

        The products under development at the time of acquisition were comprised of advanced integrated waveguide devices. We have incurred post-acquisition costs of $1.2 million to date and estimate that an additional investment of approximately $1.2 million in research and development over the next 9 months will be required to complete the IPR&D projects. The differences between the actual outcome noted above and the assumptions used in the original valuation of the technology are not expected to have a significant impact on our results of operations and financial position.

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

SDL:

        The products under development at the time of acquisition included: (i) pump laser chips; (ii) pump laser modules; (iii) Raman chips and amplifiers; (iv) external modulators and drivers; and (v) industrial laser products. The pump laser chips, industrial laser and Raman amplifier products have been completed at a cost consistent with our expectations. The external modulators and driver projects have been terminated at SDL and transferred to another division within the Company. The pump laser modules and Raman pumps are expected to be completed by the first quarter of fiscal 2004. We have incurred post-acquisition costs of $37.6 million through the end of the third quarter of fiscal 2003 with estimated costs to complete of $0.3 million. The differences between the actual outcome noted above and the assumptions used in the original valuation of the technology are not expected to have a significant impact on our results of operations and financial position.

Epion:

        The products under development at the time of acquisition included Gas Cluster Ion Beam technology used for atomic scale surface smoothing and cleaning where surface or film quality is of great importance. We have incurred post-acquisition costs of $5.4 million to date and estimate that a total investment of approximately $0.9 million in research and development over the next five months will be required to complete the IPR&D projects. The differences between the actual outcome noted above and the assumptions used in the original valuation of the technology are not expected to have a significant impact on our results of operations and financial position.

Risk Factors

The current economic downturn has significantly harmed and may continue to significantly harm our industry

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

We have incurred, and may in the future incur, inventory-related charges, the amounts of which are difficult to predict accurately

        As a result of the business downturn and declining demand for our products, we have written down a substantial portion of our inventory as our sales forecasts continued to decline. As discussed above, our ability to forecast our customers' needs for our products in the current economic environment is very limited. We have incurred, and may in the future incur, charges to write down our inventory. We use a rolling six-month forecast based on anticipated product orders, product order history, forecasts and backlog to assess our inventory requirements. We recorded charges of $10.1 million and $45.5 million related to excess and obsolete inventory for the three and nine months ended March 31, 2003, respectively, as compared to $37.6 million and $179.8 million for the three and nine months ended March 31, 2002, respectively. We may incur such inventory write-downs in future periods. Moreover, because of our current difficulty in forecasting overall sales, we may in the future revise our previous forecasts, which could lead to further inventory write-downs. While we believe, based on current information, that the amount recorded for inventory is properly reflected on our balance sheet at March 31, 2003, if market conditions are less favorable than our forecasts, our future sales mix differs from our forecasted sales mix, or actual demand from our customers is lower than our estimates, we may be required to record additional inventory write-downs.

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

        The impact of purchase accounting on our operating results is significant. We recorded $3.7 million and $15.9 million of amortization of purchased intangibles other than goodwill during the third quarter and first nine months of fiscal 2003, respectively, and $113.3 million and $333.6 million during the third quarter and first nine months of fiscal 2002, respectively. During the third quarter and first nine months of fiscal 2002, we recorded $260.4 million and $924.7 million of amortization of goodwill, respectively (goodwill is no longer amortized beginning July 1, 2002 in accordance with SFAS No. 142, as discussed further below).

        Beginning in the second half of fiscal 2001 and through the end of the third quarter of fiscal 2003, we evaluated the carrying value of our long-lived assets, including our goodwill and other intangible assets. The assessment was performed because of the significant negative industry and economic trends affecting our operations and expected future sales. As we determined that the continued decline in market conditions within our industry was significant and prolonged, we recorded $0 and $225.7 million of reductions in goodwill in the third quarter and first nine months of fiscal 2003, respectively, and $2,871.5 million and $4,167.8 million in the third quarter and first nine months of fiscal 2002, respectively. In addition, we recorded $11.2 million and $165.8 million of reductions in other long-lived assets in the third quarter and first nine months of fiscal 2003, and $1,012.6 million and $1,025.9 million in the third quarter and first nine months of fiscal 2002, respectively (please refer to "Note 8. Reduction of Goodwill" and "Note 9. Reduction of Other Long-Lived Assets" of Notes to Condensed Consolidated Financial Statements for further discussion). If the economic downturn continues for longer than expected, it is possible that our operating results would be adversely affected by additional write-downs of our goodwill and other intangible assets if impairment indicators exist.

Changes in accounting rules have had and may continue to have a material effect on our financial results

Implementation of SFAS No. 141 and SFAS No. 142 could affect our operating results

        In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Upon adoption of SFAS No. 141 on July 1, 2002, we reclassified $10.8 million of separately recognized intangible assets, consisting of acquired assembled workforce, to goodwill because they did not meet the criteria for an intangible asset under SFAS No. 141. Upon adoption of SFAS No. 142 on July 1, 2002, amortization of goodwill ceased. Instead, goodwill is reviewed for impairment under a two-step process annually, or more frequently if certain events or changes in circumstances indicate that the carrying value of the goodwill may not be recoverable. As part of our review of financial results, we noted indicators that the carrying value of our goodwill may not be recoverable and performed an impairment review of our goodwill. The assessments were performed because of the prolonged economic downturn affecting our operations and revenue forecasts. As we determined that the continued decline in market conditions within our industry was significant and prolonged, we evaluated our goodwill in accordance with SFAS No. 142 and recorded impairment charges $225.7 million during the first nine months of fiscal 2003 (please refer to "Note 8. Reduction of Goodwill" of Notes to Condensed Consolidated Financial Statements for further discussion). If economic conditions in our industry continue to deteriorate and adversely affect our business and revenue forecasts, we could be required to record additional impairment charges related to goodwill if impairment indicators exist, which could have a material adverse effect on our results of operations.

Write-downs of long-lived assets, as the result of the implementation of SFAS No. 144, could affect our financial results

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires us to perform impairment analysis on our long-lived assets to be held and used (other than goodwill) whenever events or changes in circumstances indicate the carrying amount may not be recoverable. An impairment loss will be recognized if the carrying amount of a long-lived asset exceeds its fair value. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 related to (i) the recognition and measurement of the impairment of long-lived assets to be held and used, and (ii) the measurement of long-lived assets to be disposed of by sale. As SFAS No. 144 excludes goodwill, certain long-lived assets may be subject to impairment charges sooner than they would have been recorded under SFAS No. 121. During the third quarter and first nine months of fiscal 2003, we recorded impairment charges of $11.2 million and $165.8 million, respectively, related to our long-lived assets as a result of our SFAS No. 144 analysis. If economic conditions in our industry continue to deteriorate and adversely affect our business, we could be required to record additional impairment charges related to our long-lived assets if impairment indicators exist, which could have a material adverse effect on our results of operations and financial condition.

Implementation of SFAS No. 146 could affect our financial results as we continue our Global Realignment Program

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. In addition, SFAS No. 146 establishes that fair value is the objective for initial measurement of the liability. We adopted SFAS No. 146 on January 1, 2003. We have incurred total charges of $1.1 billion in connection with our Global Realignment Program from inception through the end of the third quarter of fiscal 2003. As we continue our efforts to further restructure our businesses under our Global Realignment Program, we expect to incur additional charges under SFAS No. 146, which could have a material adverse effect on our results of operations and financial condition.

Our financial results could be affected by potential changes in the accounting rules governing the recognition of stock-based compensation expense

        We measure compensation expense for our employee stock compensation plans under the intrinsic value method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." In addition, in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," we provide disclosures of our operating results as if the fair value method of accounting had been applied in our Annual Report on Form 10-K. Beginning in the third quarter of fiscal 2003, we provide such disclosures in our Quarterly Reports on Form 10-Q in accordance with SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." Had we accounted for our compensation expense under the fair value method of accounting prescribed by SFAS No. 123, the charges would have been significant, totaling $625.4 million during the first nine months of fiscal 2003 and $564.0 million during fiscal 2002. Currently, the FASB is considering changes to accounting rules concerning the recognition of stock option compensation expense. If these proposals are implemented, we and other companies may be required to measure compensation expense using the fair value method, which would adversely affect our results of operations by increasing our losses by an amount equal to such stock option charges.

Our total net sales are dependent upon a few key customers

        A few large customers account for most of our total net sales. During the third quarter of fiscal 2003, Texas Instruments and SICPA accounted for 13% and 11% of our total net sales, respectively. During the first nine months of fiscal 2003, Texas Instruments accounted for 13% of our total net sales. During the third quarter and first nine months of fiscal 2002, no customer accounted for more than 10% of our total net sales. We expect that, for the foreseeable future, sales to a limited number of customers, such as Texas Instruments and SICPA, will continue to account, alone or in the aggregate, for a high percentage of our total net sales. Many of our customers are currently experiencing significant revenue declines and, in recent periods, have significantly reduced their orders from us. If such reductions continue, our business will continue to be harmed.

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

        As a consequence of the current economic downturn and as part of our Global Realignment Program, we have reduced our global workforce to approximately 6,400 employees as of March 31, 2003. To date, we have not lost the services of any personnel through the announced reductions that have had, or which we expect will have, a material adverse effect on our business or financial condition. However, we cannot predict the impact our recent workforce reductions and any other reductions we are compelled to make in the future will have on our ability to attract and retain key personnel in the future.

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

Interruptions affecting our key suppliers could disrupt production, compromise our product quality and adversely affect our sales

        We obtain various components included in the manufacture of our products from single or limited source suppliers. A disruption or loss of supplies from these companies or price increases for these components would materially harm our results of operations, product quality and customer relationships. For example, we currently utilize a sole source for the crystal semiconductor chip sets incorporated in our solid-state microlaser products. We obtain lithium niobate wafers, gallium arsenide wafers, specialized fiber components and some lasers used in our telecommunications products primarily from limited source suppliers. These materials are important components of certain of our products and we currently do not have alternative sources for such materials. Also, we do not have long-term or volume purchase agreements with any of these suppliers, and these components may not in the future be available at reasonable prices in the quantities required by us, if at all, in which case our business could be materially harmed.

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

  •
  currency fluctuations; and

  •
  potentially adverse tax consequences.

        Net sales to customers outside North America accounted for 30% of our total net sales for both the third quarter and first nine months of fiscal 2003, and 22% and 26% of our total net sales for the third quarter and first nine months of fiscal 2002, respectively. We expect that sales to customers outside North America will continue to account for a significant portion of our total net sales. Lower sales levels that typically occur during the summer months in Europe and some other overseas markets may materially and adversely affect our business. In addition, sales of many of our customers depend on international sales and consequently further expose us to the risks associated with such international sales.

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

Our operations could be adversely affected by the continued global spread of severe acute respiratory syndrome ("SARS")

        The current outbreak of SARS has infected thousands of people worldwide and disrupted businesses, primarily in Asia. As a result of this outbreak, the World Health Organization has recently issued travel warnings to certain regions of China, including Beijing and the province of Guangdong. We currently have manufacturing, research and development and administrative functions in Beijing, Fuzhou and Shenzhen (which is located in the province of Guangdong). So far, we have not experienced significant disruptions to our operations in China as a result of SARS. However, if the outbreak of SARS continues to affect China or other countries in which we, our customers or suppliers have significant operations, our businesses could be adversely affected.

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

Our business is subject to the risks of terrorist acts and acts of war

        Terrorist acts or acts of war may disrupt our operations, as well as our customers' operations. The terrorist attacks on September 11, 2001 created many economic and political uncertainties, and intensified the global economic downturn that we are currently facing. The current Middle East conflict or any future terrorist activities could further weaken the global economy and create additional uncertainties, forcing our customers to further reduce their capital spending or cancel orders from us, which could have a material adverse impact on our business, operating results and financial condition.

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

If we have insufficient proprietary rights or if we fail to protect those we have, our business would be materially harmed

We may not obtain the intellectual property rights we require

        Others, including academic institutions, our competitors and other large technology-based companies, hold numerous patents in the industries in which we operate. Some of these patents may purport to cover our products. In response, we may seek to acquire license rights to these or other patents or other intellectual property to the extent necessary to ensure we possess sufficient intellectual property rights for the conduct of our business. Unless we are able to obtain such licenses on commercially reasonable terms, patents or other intellectual property held by others could inhibit our development of new products, impede the sale of some of our current products, or substantially increase the cost to provide these products to our customers. While in the past licenses generally have been available to us where third-party technology was necessary or useful for the development or production of our products, in the future licenses to third-party technology may not be available on commercially reasonable terms, if at all. Generally, a license, if granted, includes payments by us of up-front fees, ongoing royalties or a combination of both. Such royalty or other terms could have a significant adverse impact on our operating results. We are a licensee of a number of third-party technologies and intellectual property rights and are required to pay royalties to these third-party licensors on some of our telecommunications products and laser subsystems.

Our products may be subject to claims that they infringe the intellectual property rights of others

        The industry in which we operate experiences periodic claims of patent infringement or other intellectual property rights. We have received in the past and, from time to time, may in the future receive notices from third parties claiming that our products infringe upon third-party proprietary rights. As the downturn in the communications industries deepened and continued over the past two years, many companies have turned to their intellectual property portfolios as an alternative revenue source. Many of these companies have larger, more established intellectual property portfolios than ours. Typical for a growth-oriented technology company, at any one time we generally have various pending claims from third parties that one or more of our products or operations infringe or misappropriate their intellectual property rights or that one or more of our patents are invalid. However, as the downturn continues, the level of patent infringement disputes in which we are engaged and expect to be engaged for the foreseeable future has increased. While in the past the settlement and disposition of these disputes has not had a material adverse impact on our business or financial condition, this may not be the case in the future. Further, the litigation or settlement of these matters, regardless of the merit of the claims, could result in significant expense to us and divert the efforts of our technical and management personnel, whether or not we are successful. If we are unsuccessful, we could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology that is the subject of the litigation. We may not be successful in such development or such licenses may not be available on terms acceptable to us, if at all. Without such a license, we could be enjoined from future sales of the infringing product or products.

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

        We also hold investments in other public and private companies, including, among others, Nortel, Adept and ADVA, and have limited funds invested in private venture funds. All three companies have experienced severe stock price declines during the economic downturn, which have greatly reduced the value of our investments, and we have written down the value of these investments as the decline in fair value was deemed to be other-than-temporary. During the first nine months of fiscal 2003, we have written down the value of our Adept investment to $0 and recorded impairment charges of $25.0 million. During the first nine months of fiscal 2002, we recorded impairment charges of $84.5 million related to Nortel and $13.9 million related to ADVA. In addition to our investments in public companies, we have in the past and expect to continue to make investments in privately held companies for strategic and commercial purposes. For example, we had a commitment to provide additional funding of up to $31.5 million to certain venture capital investment partnerships as of March 31, 2003. In recent months several of the private companies in which we held investments have ceased doing business and have either liquidated or are in bankruptcy proceedings. If the carrying value of our investments exceeds the fair value and the decline in fair value is deemed to be other-than-temporary, we will be required to write down the value of the investments, which could materially harm our results of operations or financial condition.

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

Our rights plan and our ability to issue additional preferred stock could harm the rights of our common stockholders

        In February 2003, we amended and restated our Stockholder Rights Agreement and currently each share of our outstanding common stock is associated with one right. Each right entitles stockholders to purchase 1/100,000 share of our Series B Preferred Stock at an exercise price of $21.

        The rights only become exercisable in certain limited circumstances following the tenth day after a person or group announces acquisition of or tender offers for 15% or more of our common stock. For a limited period of time following the announcement of any such acquisition or offer, the rights are redeemable by us at a price of $0.01 per right. If the rights are not redeemed, each right will then entitle the holder to purchase common stock having the value of twice the then-current exercise price. For a limited period of time after the exercisability of the rights, each right, at the discretion of our Board of Directors, may be exchanged for either 1/100,000 share of Series B Preferred Stock or one share of common stock per right. The rights expire on June 22, 2013.

        Our Board of Directors has the authority to issue up to 499,999 shares of undesignated preferred stock and to determine the powers, preferences and rights and the qualifications, limitations or restrictions granted to or imposed upon any wholly unissued shares of undesignated preferred stock and to fix the number of shares constituting any series and the designation of such series, without the consent of our stockholders. The preferred stock could be issued with voting, liquidation, dividend and other rights superior to those of the holders of common stock.

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

  •
  our beliefs and expectations regarding the materiality of the $18.0 million overstatement of deferred tax assets;

  •
  our beliefs regarding the benefits to the Company from the acquisitions of OptronX's transceiver/transponder unit and LA Label;

  •
  our expectations regarding the significance of our non-communications sales to our overall revenue;

  •
  our expectations regarding our future levels of cancellation revenue;

  •
  our expectations regarding the levels of telecommunications carriers' capital spending;

  •
  our expectations and beliefs regarding future levels of gross margin, R&D and SG&A expenses;

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

  •
  the implementation of the Global Realignment Program, the timing and level of cost reductions and other benefits we expect to receive as a result of the Global Realignment Program, and the expected cost to complete the Global Realignment Program, including, without limitation: (i) the level and timing of the expected workforce reductions and site closures; (ii) the timing to complete the disposition of assets and facilities, including, among other things, the timing to exit lease commitments; (iii) the benefits we expect to receive from the elimination and consolidation of research and development programs and manufacturing facilities; and (iv) the benefits we expect to receive from integrating our sales force and restructuring our customer service programs;

  •
  our expectations regarding the cash we will use in fiscal 2003, as well as the sufficiency of our existing cash balances and investments, together with available lines of credit, to meet our liquidity and capital spending requirements for future periods;

  •
  the cost to complete our acquired in-process research and development; and

  •
  the expected level of patent infringement cases.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

        As of March 31, 2003, an evaluation was performed under the supervision and with the participation of our management, including Jozef Straus, Chief Executive Officer, and Ronald C. Foster, Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2003.

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

        An amended consolidated complaint was filed on October 11, 2002. It purports to be brought on behalf of a class consisting of those who acquired the Company's common stock from July 27, 1999 through July 26, 2001, as well as on behalf of subclasses consisting of those who acquired the Company's common stock pursuant to its acquisitions of OCLI, E-TEK and SDL. The complaint seeks unspecified damages and alleges various violations of the federal securities laws, specifically Sections 10(b), 14(a), 20(a) and 20A of the Securities Exchange Act of 1934 and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933. In addition, it named one of the Company's stockholders as a defendant. On December 13, 2002, the Company moved to dismiss the amended consolidated complaint. On March 14, 2003, the court dismissed the complaint with leave to amend and set a schedule for the filing of an amended complaint. No trial date has been set.

        On July 26, 2002, a securities class action captioned Zelman v. JDS Uniphase Corp., No. 02-CV-6002, was filed in the District Court for the Southern District of New York. The complaint, brought by a stockholder purporting to represent a class of purchasers of certain GOALS debt securities issued by an investment bank during the period from March 6, 2001 through September 26, 2001, named the Company and several of its current and former officers and directors as defendants and alleged violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5. In addition, it named one of the Company's stockholders as a defendant. The action was transferred to the Northern District of California on September 11, 2002, and assigned a Northern District case number, No. C-02-4656 MJJ. On October 31, 2002, the district court related the action to In re JDS Uniphase Corporation Securities Litigation, but did not consolidate the two actions. On January 7, 2003, the Court appointed Shirley Zelman lead plaintiff. The plaintiff has agreed that the Company need not respond to the complaint at this time. No trial date has been set.

The Derivative Actions:

        Eleven derivative actions purporting to be brought on the Company's behalf have been filed in state and federal courts against several of its current and former officers and directors. Some of these actions also named its independent auditors, Ernst & Young LLP, as a defendant. All were based on the same factual allegations and circumstances as the purported securities class actions and alleged state law claims for breach of fiduciary duty, misappropriation of confidential information, waste of corporate assets, contribution and indemnification, insider trading, abuse of control, gross mismanagement and unjust enrichment. The actions seek unspecified damages and no trial date has been scheduled in any of them. Several of the actions have been consolidated, resulting in the following surviving actions: In re JDS Uniphase Corporation Derivative Litigation, Master File No. CV806911, filed April 11, 2002, in California Superior Court for the County of Santa Clara; Corwin v. Kaplan, No. C-02-2020 CW, filed April 24, 2002, in the District Court for the Northern District of California; and Cromas v. Straus, Civil Action No. 19580, filed April 25, 2002, in the Delaware Court of Chancery for New Castle County.

        In the Corwin case, the Company moved to dismiss on December 13, 2002. On March 14, 2003, the court dismissed the complaint with leave to amend and set a schedule for the filing of an amended complaint. No trial date has been set.

        In In re JDS Uniphase Corporation Derivative Litigation, plaintiffs filed a consolidated amended derivative complaint on March 13, 2003. That complaint asserted claims for breach of fiduciary duty, waste of corporate assets, abuse of control, gross mismanagement, unjust enrichment, and constructive fraud against the Company and certain of its current and former officers and directors. The complaint also asserted claims for violation of California Corporations Code Sections 25402 and 25502.5 against defendants who sold the Company's common stock and asserted claims for breach of contract, professional negligence, and negligent misrepresentation against the Company's independent auditors, Ernst & Young LLP. On April 22, 2003, the Company moved to stay the state court actions pending resolution of the federal securities and federal derivative actions. The motion to stay is scheduled to be heard June 3, 2003. On April 28, 2003, the Company and certain other defendants filed demurrers to the complaint. The demurrers are scheduled to be heard July 22, 2003. No trial date has been set in either the state or federal court actions.

        In the Cromas case, no proceedings have occurred to date.

The OCLI Shareholder Action:

        On February 3, 2003, an action captioned Pang v. Dwight, No. 02-231989, was filed in California Superior Court for the County of Sonoma. The complaint was brought by a stockholder who purports to represent a class of former shareholders of OCLI who exchanged their OCLI common stock for the Company's common stock upon the Company's acquisition of OCLI in February 2000. The complaint named the former directors of OCLI as defendants and asserted causes of action for breach of fiduciary duty and breach of the duty of candor. The action seeks unspecified damages, and no trial date has been scheduled.

The SDL Shareholder Actions:

        Three actions have been filed in California Superior Court for the County of Santa Clara by stockholders purporting to represent a class of former shareholders of SDL who exchanged their SDL common stock for the Company's common stock upon the Company's acquisition of SDL in February 2001. The complaints named the former directors of SDL as defendants and asserted causes of action for breach of fiduciary duty and breach of the duty of disclosure and seek unspecified damages. These actions included: Cook v Scifres, No. CV814824, filed February 18, 2003; Anish v. Scifres, No. CV815738, filed March 24, 2003; and Vajdos v. Scifres, No. CV816087, filed April 7, 2003. On April 4, 2003, the plaintiff in Cook moved to consolidate the actions and to appoint the law firm of Milberg Weiss as lead counsel for plaintiffs. A hearing on the motion is scheduled for June 24, 2003. No trial date has been scheduled. On May 5, 2003, the defendants in the Cook action petitioned the Judicial Council to coordinate the SDL actions with the OCLI action in Santa Clara County Superior Court.

        The Company believes that the factual allegations and circumstances underlying these securities class actions, derivative actions, and the OCLI and SDL shareholder actions are without merit. The costs of defending these lawsuits have been and will continue to be significant. The defense of these lawsuits could also result in continued diversion of management's time and attention, which could prove to be disruptive to normal business operations. There can be no assurance that the Company will prevail or that the costs of defending these lawsuits will be covered by its insurance policies. An unfavorable outcome or settlement of this litigation could have a material adverse effect on the Company's financial position, liquidity or results of operations.

        The Company is a party to other litigation matters and claims, which are normal in the course of its operations. While the results of such litigation matters and claims cannot be predicted with certainty, the Company believes that their final outcome will not have a material adverse impact on the Company's financial position, liquidity or results of operations.

Item 2. Changes in Securities and Use of Proceeds

        During the third quarter of fiscal 2003, the Company issued 9.7 million shares of its common stock in connection with the acquisition of Epion Corporation. These shares were issued as a result of certain milestones achieved as part of the initial purchase agreement. The issuance of the common stock was exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended.

Item 3. Defaults upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        As of March 31, 2003, the following executive officers and members of the Company's Board of Directors maintained "plans" under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, for trading in shares of the Company's common stock and/or exchangeable shares:

  (1)
  Christopher S. Dewees

  (2)
  Frederick Leonberger

  (3)
  Jozef Straus

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits:

Exhibit No.	Exhibit Description
3.1	Certificate of Amendment of Certificate of Designation of the Series A Preferred Stock.
3.2	Certificate of Amendment of Certificate of Designation of the Series B Preferred Stock.
10.1	Employment Agreement—Ronald C. Foster.
10.2	Retirement Agreement—Donald R. Scifres.
10.3	Retirement Agreement—Frederick Leonberger.
99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—Jozef Straus.
99.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—Ronald C. Foster.

  (b)
  Reports on Form 8-K:

        The Company filed two Current Reports on Form 8-K during the three months ended March 31, 2003. Information regarding the items reported on is as follows:

Date of Report	Item Reported on
February 5, 2003	Regulation FD disclosure in connection with an investor presentation delivered by the officers of the Company on February 5, 2003 that included written communication comprised of slides.
January 23, 2003	Regulation FD disclosure in connection with a conference call delivered by the officers of the Company on January 23, 2003 that included information contained in a script.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JDS Uniphase Corporation (Registrant)
Date: May 13, 2003	/s/ Ronald C. Foster By: Ronald C. Foster Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, Jozef Straus, Co-Chairman and Chief Executive Officer, certify that:

1.
I have reviewed the periodic report of JDS Uniphase Corporation (the "Company") on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission (the "Report");

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

4.
The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

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

5.
The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's Board of Directors (or persons performing the equivalent functions):

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

6.
The Company's other certifying officer and I have indicated in the Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 13, 2003 Date	/s/ Jozef Straus By: Jozef Straus Co-Chairman and Chief Executive Officer

CERTIFICATION PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, Ronald C. Foster, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer), certify that:

1.
I have reviewed the periodic report of JDS Uniphase Corporation (the "Company") on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission (the "Report");

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

4.
The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

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

5.
The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's Board of Directors (or persons performing the equivalent functions):

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

6.
The Company's other certifying officer and I have indicated in the Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 13, 2003 Date	/s/ Ronald C. Foster By: Ronald C. Foster Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.1	Certificate of Amendment of Certificate of Designation of the Series A Preferred Stock.
3.2	Certificate of Amendment of Certificate of Designation of the Series B Preferred Stock.
10.1	Employment Agreement—Ronald C. Foster.
10.2	Retirement Agreement—Donald R. Scifres.
10.3	Retirement Agreement—Frederick Leonberger.
99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—Jozef Straus.
99.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—Ronald C. Foster.

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