Form 10-K
period 2003-06-30
JDS UNIPHASE CORP /CA/
filed 2003-09-24
CIK 912093

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

For Annual and Transition Reports Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JUNE 30, 2003*
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

Registrant's telephone number, including area code:
 (408) 546-5000

Securities registered pursuant to Section 12(b) of the Act:
 None

Securities registered pursuant to Section 12(g) of the Act:
 Common stock, par value of $.001 per share
(Title of class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

        As of August 15, 2003, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $4.3 billion, based upon the closing sale prices of the common stock and exchangeable shares as reported on the Nasdaq National Market and the Toronto Stock Exchange, respectively. Shares of common stock and exchangeable shares held by executive officers and directors have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        As of August 15, 2003, the Registrant had 1,434,259,133 shares of common stock outstanding, including 66,093,931 exchangeable shares.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain information required in Part III of this Annual Report on Form 10-K is incorporated by reference to the Registrant's definitive Proxy Statement in connection with the 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year.

*
See Part II, Item 8 of this report for information regarding Registrant's fiscal year.

FORWARD-LOOKING STATEMENTS

        Statements contained in this Annual Report on Form 10-K which are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. A forward-looking statement may contain words such as "anticipate that," "believes," "can impact," "continue to," "estimates," "expects to," "hopes," "intends," "plans," "to be," "will be," "will continue to be" or similar words. These forward-looking statements include, among others, all italicized portions of this Report and the entire "Strategy" section under Item 1. Business.

        Management cautions that forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in such forward-looking statements. These risks and uncertainties include, among other things, the risks that (i) the current economic downturn may be more severe and long-lasting than we can anticipate, and, notwithstanding our projections, beliefs and expectations for our business, may cause our business and financial condition to suffer; (ii) due to the current economic slowdown, in general, and setbacks in our customers' businesses, in particular, predicting our financial performance and our success, in general, for future periods is far more difficult than in previous periods; (iii) our ongoing integration and restructuring efforts, including, among other things, the Global Realignment Program, may not be successful in achieving their expected benefits, may be insufficient to align our operations with customer demand and the changes affecting our industry, or may be more costly or extensive than currently anticipated; (iv) increasing pricing pressure, as the result of the economic downturn and competitive factors, may harm our revenue and profit margins; (v) our research and development programs may be insufficient or too costly or may not produce new products, with performance, quality, quantity and price levels satisfactory to our customers; and (vi) our ongoing efforts to reduce product costs to our customers, through, among other things, automation, improved manufacturing processes and product rationalization may be unsuccessful. Further, our future business, financial condition and results of operations could differ materially from those anticipated by such forward-looking statements and are subject to risks and uncertainties including the risks set forth above. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. Forward-looking statements are made only as of the date of this Report and subsequent facts or circumstances may contradict, obviate, undermine or otherwise fail to support or substantiate such statements. We are under no duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform such statements to actual results or to changes in our expectations.

PART I

ITEM 1.    BUSINESS

General

        We are a worldwide leader in optical technology. We design and manufacture products for fiberoptic communications, as well as for markets where our core optics technologies provide innovative solutions for industrial, commercial and consumer applications. Our fiberoptic components and modules are deployed by system manufacturers for the telecommunications, data communications and cable television industries. We also offer products through original equipment manufacturers for display, security, medical/environmental instrumentation, decorative, aerospace and defense applications.

        Fiberoptic communications systems enable transmission of video, audio and text data over high-capacity fiberoptic cables. Although ultimately highly complex, a fiberoptic communications system performs three basic functions common to all communications systems: transmitting, routing (switching) and receiving information, in this case information encoded on light signals. Our fiberoptic components, modules and subsystems, alone and in combinations, are the building blocks for these systems. These products include transmitters, receivers, amplifiers, dispersion compensators, multiplexers and demultiplexers, add/drop modules, switches, optical performance monitors and couplers, splitters and circulators. Complementing our components, modules and subsystem products, our test and measurement equipment is used in manufacturing, research and development, system development and network maintenance environments for measuring performance of optical components. We sell our communications products to the world's leading and emerging telecommunications, data communications and cable television systems providers worldwide.

        In addition to fiberoptic communications, we apply our optical technologies for use in the display, security, medical/environmental, instrumentation, and aerospace and defense markets. Products of these businesses rely on optical technologies to control, enhance and modify the behavior of light utilizing its reflection, absorption and transmission properties to achieve specific effects such as high reflectivity, anti-glare and spectral filtering. Specific product applications include computer monitors and flat panel displays, projection systems, photocopiers, facsimile machines, scanners, security products and decorative surface treatments. We also supply laser products for biotechnology, graphic arts and imaging, semiconductor processing, materials processing, and a variety of other laser-based applications.

        As further discussed in "Operating Segments and Products," we group our communications and non-communications products into two principal segments which we call the Communications Products Group and the Thin Film Products Group.

        Our Internet address is www.jdsu.com. On our Investor Relations web site, which is accessible through www.jdsu.com, we post all Securities and Exchange Commission filings as soon as reasonably practicable after they are electronically filed or furnished to the Securities and Exchange Commission. All such filings on our Investor Relations web site are available free of charge. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Industry Environment

        During the second half of the 1990's through 2000, the telecommunications industry experienced a period of considerable growth, and we participated in that growth as a leading supplier to these markets. This growth was attributable primarily to:

  •
  the introduction of wavelength division multiplexing ("WDM") technology, under which multiple light signals are transmitted down a single optical fiber cable. WDM allowed the expansion of fiberoptic network capacity without the expense and time required to install additional fiber cable, and provided greater capacity on new fiber;

  •
  the unprecedented growth in data traffic, in general, and the Internet, in particular, which created rapidly increasing demand for larger, faster and more robust networks (commonly collectively referred to as "bandwidth");

  •
  the Telecommunications Act of 1996, which purported to open existing proprietary telecommunications infrastructures to multiple carriers, and, as a consequence, created a market for new telecommunications carriers (called competitive local exchange carriers or "CLECs"), each of which moved rapidly to deploy its own network; and

  •
  an abundance of relatively low cost capital available for new company formation, network development and expansion.

        Together, these factors engendered the rapid and substantial installation of fiberoptic networks, largely financed by debt, in anticipation of rapidly growing bandwidth demand and future sales. As a result of the increasing demand, we focused much of our efforts on expanding our business, internally and through acquisitions, to meet the increasingly urgent needs of our customers for higher performance products, increased product breadth and expanded manufacturing capacity. Consequently, our sales grew rapidly, increasing from $87.1 million for the quarter ended June 30, 1999 to $925.1 million for the quarter ended December 31, 2000.

        Beginning in early 2001, the telecommunications industry began experiencing a dramatic downturn, the primary direct cause of which was and continues to be a precipitous decrease in network deployment and capital spending by the telecommunications carriers. This decrease is attributable to, among other things:

  •
  network overcapacity in long haul and network core markets as bandwidth demand, while continuing to grow, did not reach levels sufficient to match the pace of network deployment;

  •
  constrained capital markets;

  •
  financial difficulties of certain major telecommunications carriers; and

  •
  other factors, including the general inability of the CLECs to obtain sufficient access to established telecommunications infrastructures, and consolidation among telecommunications carriers.

        All of these factors contributed to a severe decline in overall demand for new fiberoptic networks and the components and modules used therein. During most of 2001 and continuing through today, our telecommunications systems manufacturing customers have worked to reduce their inventories of components and modules purchased from our competitors and us. Excess network capacity and limited availability of capital for network installation and expansion have constrained the ability of these inventories to be absorbed quickly. As the downturn deepened and continued, many telecommunications systems manufacturers and their carrier customers were faced with insufficient revenues and cash reserves to service and repay the significant debt they incurred during the prior growth period, or to otherwise sustain their operations. Many of these companies began major efforts to restructure their debt, reduce their costs and establish sufficient revenues. Some of them have not succeeded and others may not succeed in these efforts, in which event they will be liquidated or acquired and consolidated. Also, during this time many of the CLECs have gone out of business, reducing the demand for new networks. As a result, the overall market for new telecommunications systems and, accordingly, for our products, has declined.

        The impact of industry consolidation, continued inventory reductions among our customers, increasing debt concerns at the systems manufacturer and carrier levels, network overcapacity, and limited access to capital for network installation and expansion has severely harmed our business. While the declines have slowed substantially and we have seen signs of stability in the market recently, we do not anticipate any significant recovery in the near future.

        Nevertheless, we believe the telecommunications industry will ultimately improve from the current economic slowdown and grow in the future for several reasons:

  •
  Internet traffic, an important driver of network expansion, continues, and we believe will continue, to grow at significant rates;

  •
  Internet traffic is increasingly expected to include content such as full motion video on demand (including high definition video) multichannel high quality audio, online video conferencing, image transfer, online gaming and other broadband applications, the delivery of which will place greater demand on available bandwidth;

  •
  North America and Europe have comprised the majority of optical networking deployment, but we believe there could be significant additional potential with the eventual development of other geographical markets, including Latin America and Asia;

  •
  While fiberoptic networks currently have sufficient capacity for long haul, city-to-city, and undersea applications, new markets, including intra-city metro and access, and, ultimately, fiber-to-the-premises (FTTP) remain largely untapped. We believe these markets represent a significant future opportunity for our industry and for us. Moreover, we anticipate that installation of fiberoptic systems into these markets will increase demand for long-haul capacity as overall network traffic expands;

  •
  We believe the availability and popularity of WiFi (Wireless Fidelity Technology—802.11b) access has the potential to increase Internet traffic while making access to the Internet portable and secure; and

  •
  The demand for client-side or enterprise-level communications networks is expected to continue to increase as global organizations continue to upgrade and expand their information systems.

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

        While we continue to experience weakness in our Communication Products Group, during fiscal 2003 our Thin Film Products Group of businesses have made significant contributions to our operating results.

        We believe that the businesses reported under our Thin Film Products segment will continue to be supported by consumer and industrial spending and will grow in the future for several reasons:

  •
  The display market, particularly rear-projection television sets and plasma displays, are expected to increase:

  •
  Security and authentication markets are expected to continue to grow to address counterfeit concerns;

  •
  There has been increased interest and demand internationally for bio-hazard detection and other security applications and we believe that these markets have potential to increase in both the public and private sectors.

        However, due to the current economic uncertainty, vertical product consolidations occurring in these businesses and other factors, our net sales in our display business declined during our fourth quarter and are expected to decline during the near term. Our ability to predict our future revenue levels in these markets is extremely limited in the near term and we are unable to predict the timing or extent of any potential growth in such markets.

Global Realignment Program

        In April 2001, we initiated our Global Realignment Program, under which we continue to restructure our business in response to the current and anticipated market environment and as part of our continuing efforts to integrate our operations. The majority of the actions and announcements under the Global Realignment Program are expected to be completed by the end of December 2003. However, as our visibility is limited and we continue to respond to our uncertain environment, there can be no assurance that such actions and announcements will in fact be completed by such time, and, in fact, we may be required to take additional actions, incur additional costs, and make additional announcements under the program.

        Specific actions to-date include the following:

  •
  We have terminated 19,347 employees under the Global Realignment Program. As of June 30, 2003, we had 5,489 employees.

    The following table presents a history of our employment levels:

Date	Number of Employees	Explanation
March 2001:	28,677	Our highest employment level.
Less:	(2,446)	Attrition and workforce reductions prior to the inception of the Global Realignment Program.

April 2001:	26,231	Employment level at the inception of the Global Realignment Program.
Less:	(19,347)	Employees terminated under the Global Realignment Program.
Less:	(1,395)	Attrition not part of the Global Realignment Program.

June 2003:	5,489	Employment at the end of fiscal 2003.

  •
  We have eliminated many product development programs and are continuing to consolidate or curtail others in order to focus our research and development investments on the most promising projects in both the Communications Products Group and the Thin Film Products Group.

  •
  We are increasing our reliance on our contract manufacturing partners primarily for our communications products and are continuing to centralize in-house manufacturing processes to our low-cost Shenzhen facility. It is important to note that the changes made to our manufacturing strategy through, among other things, the Global Realignment Program represent a fundamental shift in the way we make our telecommunications products. Historically, we generally manufactured our telecommunications products in-house, with considerable manual labor at various locations within our global organization. Our products were highly customized to particular customer specifications, which could vary significantly from customer to customer, and which led to a very large product catalog. More recently, we have:

  •
  substantially rationalized our product catalog;

  •
  encouraged product standardization across customers, as exemplified by our network-ready products;

  •
  increased our reliance on out-sourced manufacturing to assemble and package our more commonly demanded products; and

    •
    moved labor intensive, high volume manufacturing operations to our Shenzhen facility.

    We may not be successful in our manufacturing strategy. There are many risks to be addressed, as more particularly described in the "Risk Factors" section below. However, if we fail to adjust to the market realities by, among other things, restructuring the manner in which we make our products, we will not succeed in the telecommunications industry in the future.

  •
  We have consolidated manufacturing, research and development, sales and administrative facilities through building and site closures. As of June 30, 2003, 29 sites and buildings in North America, Europe and Asia-Pacific have been closed or were scheduled for closure. The process involves consolidating product lines, standardizing on global product designs, and transferring manufacturing to optimal locations.

    The 29 sites closed or scheduled for closure were as follows:

North America:	Asheville, North Carolina; Columbus, Ohio; Eatontown, New Jersey; Freehold, New Jersey; Gloucester, Massachusetts; Horsham, Pennsylvania; Manteca, California; Ottawa, Ontario (2 sites); Piscataway, New Jersey; Raleigh, North Carolina; Richardson, Texas; Rochester, New York; San Jose, California (2sites); Toronto, Ontario; Victoria, British Columbia.
Europe:
Arnhem, Netherlands; Bracknell, United Kingdom; Eindhoven, Netherlands; Hillend, United Kingdom; Oxford, United Kingdom; Plymouth, United Kingdom; Torquay, United Kingdom; Waghaeusel-Kirrlach, Germany; Witham, United Kingdom.
Asia-Pacific:	Shunde, China; Sydney, Australia; Taipei, Taiwan.
  •
  We have centralized many administrative functions such as information technology, human resources and finance to take advantage of synergies, economies of scale and common processes and controls.

        Prior to the inception of the Global Realignment Program in April 2001, our annual spending rate excluding inventory material costs was approximately $1.7 billion. We expect to reduce our annual expenses by approximately $1.3 billion after the majority of the Global Realignment Program has been implemented,which is expected by the end of December 2003. We believe that the measures taken under the Global Realignment Program will provide us the flexibility to meet our customers' current operating needs without sacrificing our ability to expand our business and respond to future increases in business levels. However, the Global Realignment Program may not be successful in achieving the expected cost reductions or other benefits, may be insufficient to align our operations with customer demand and the changes affecting our industry, or may be more costly or extensive than currently anticipated.

        Our results of operations and financial condition were significantly affected by charges related to our Global Realignment Program, the write-downs of inventories, and the impairment of our investments and long-lived assets during fiscal 2003, 2002 and 2001. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations under Item 7 and Notes to the Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K for further discussion on these charges.

Acquisitions

        Notwithstanding the current economic downturn, we are committed to continuing to evaluate strategic opportunities and pursue acquisitions of additional products, technologies or businesses that are complementary to or broaden the markets for our products. During fiscal 2003, we acquired the following businesses/companies: the transceiver/transponder business unit from OptronX, Inc.; L.A. Label Corporation; and the undersea pump laser business of TriQuint Semiconductor, Inc. We cannot assure you that any of these acquisitions will be successfully integrated into our operations or that we will receive any benefits from the same.

Transceiver/Transponder Business Unit of OptronX, Inc.:

        In September 2002 we acquired the transceiver/transponder business unit of OptronX, Inc., which provides leading 200 and 300 pin, low-cost, small form factor, optical transport modules. With the acquisition, we added short reach and very short reach models to our 10 Gb/s transponder line, thereby broadening an offering that already includes several reaches, rates and form factors.

        Under the terms of this acquisition, we paid $6.2 million in cash and may be required to make a contingent payment of up to $4.5 million in cash based on the financial performance of OptronX in calendar year 2003.

L.A. Label:

        In January 2003, we acquired L.A. Label Corporation in order to expand our capabilities to provide integrated optical technology solutions for product security and brand authentication. Flex Products Division, in our Thin Film Product Group, manufacturers interference pigments that are used for counterfeit protection and authentication applications. The addition of L.A. Label, which has been supplying quality, custom, printed pressure sensitive labels and packaging solutions for over 60 years, opens opportunities in new markets and enables new products and services. Flex's SecureShift™ can now be integrated into labels and packaging for applications such as software, CDs, videos, apparel, pharmaceuticals, electronics, and numerous other consumer and luxury items.

        Under the terms of the acquisition, total consideration consisted of $19.4 million in cash of which we paid $17.4 million to the former owners of L.A. Label. We have retained $2 million of the cash consideration for any future liabilities we may incur resulting from any breach of general representations or warranties made by the former shareholders of L.A. Label.

Submarine Pump Packaging:

        In May 2003, we acquired from TriQuint Semiconductor, Inc. certain intellectual property and manufacturing assets to be used in the packaging of our pump lasers (primarily used in submarine applications) This acquisition was consistent with our strategy to provide higher levels of integration, and helps position us to be a leading supplier of submarine pump modules. Due to the cost of installing and servicing submarine networks, all components and modules are required to meet very strict performance and qualification criteria. We believe as a result of this acquisition, our submarine pump modules will meet these very strict performance and qualification criteria.

        Under the terms of the acquisistion, we paid $6.6 million in cash to acquire these assets.

        Please refer to "Note 16. Mergers and Acquisitions" of Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K for further discussion of these acquisitions.

Operating Segments and Products

        We operate in two principal segments through which we develop and manufacture our telecommunications and non-telecommunications products: (i) Communication Products, which accounted for approximately 49% of our net sales in fiscal 2003, and (ii) Thin Film Products, which accounted for approximately 51% of our net sales in fiscal 2003. Please refer to "Note 17. Operating Segments and Geographic Information" of Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K for further discussion of our operating segments.

Communications Products:

        Our fiberoptic communications products include a broad range of components, modules and subsystems better enabling our customers to satisfy all of their requirements through "one-stop" shopping at a single supplier. We also leverage our broad-based component portfolio to provide higher levels of integration in modules and subsystems to create value-added solutions for our customers. Our product categories are described below.

        Source Lasers:    At the front end of the network, a source laser provides the initial signal that is transmitted over the network. These source lasers are characterized by their wavelength and power levels. Power, which is measured in milliwatts, generally determines the ability of the source laser to transmit over longer distances, with higher power source lasers enabling greater initial transmission distances. A single source laser is required for each channel in a WDM system. We produce both continuous wave lasers for external modulation as well as directly modulated lasers for a variety of telecom and cable television systems.

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

        Transceivers:    Transceivers combine transmitters with receivers so that signals can be generated and encoded, and received and detected in a single package. These modules are installed at both ends of a system. We supply transceivers in various form factors and specifications to both the data communications and telecommunications markets.

        Transponders:    Transponders are transceivers that include electrical multiplexing and demultiplexing functions. They include signal receivers or transmitters that respond to or send signals. Transponders are often used as input interfaces between the optical and electrical signals for WDM systems.

        Cable Television Transmitters and Amplifiers:    In cable television networks we supply externally modulated transmitters and amplifiers for trunk-line applications, directly modulated transmitters for the distribution portion of cable television networks, return-path lasers for interactive communications and transmitters providing both analog and digital signals to the recipient.

        Amplifiers:    We supply both Erbium-doped fiber amplifier ("EDFA") optical amplifiers and Raman amplification pump modules. These products cover a wide range of functionality and are designed to boost WDM and SDH optical signals without reconversion to electrical signal and permit an optical signal to travel a greater distance between electronic terminals and regenerators. These modules include multiple passive and active components such as couplers, isolators, pump combiners and pump lasers.

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

        Switches and Attenuators:    Optical switches are used to route and switch signals to different destinations within networks. Attenuators are used to adjust the power of the optical signal to be compatible with the optical receivers within a network system. We supply both discrete devices and modules, including dynamically reconfigurable modules, containing a number of these components.

        Telecommunications Specialty Modules:    We supply a number of specialty products for multi-gigabit fiberoptic systems.

        Instrumentation:    Test instruments are used for testing and measuring optical components. Many of the test instruments were originally developed for evaluating our own optical components during design and production. We pioneered the development of swept wavelength systems, which are faster and allow more measurements over smaller wavelength ranges than previous methods. In fiscal 2002, we introduced our Multiple Application Platform ("MAP"), the next generation platform for our line of fiberoptic test and measurement instrumentation. MAP, now with 21 modules, provides a wide range of test and measurement switches and attenuators in a modular and upgradeable architecture suitable for research and development and manufacturing environments.

        Network Ready Products:    Network Ready Products are a family of plug-and-play, carrier-class products for metro edge and access applications including amplification, reach extension, fiber relief, protection switching, and optical demarcation. They offer a low cost alternative for enabling DWDM and CWDM networking and new wavelength services. Their simplicity and modularity also allows carriers and system integrators to quickly respond to emerging revenue opportunities by deploying new services such as Ethernet and SAN, while saving operational costs and avoiding sizeable capital expenditures.

        The following are some of the significant products introduced by the Communication Products operating segment during fiscal 2003:

  •
  Fibre Channel and Gigabit Ethernet Transceivers for local area network and storage area network data communication applications available in tri-speed (1.25 Gb/s Ethernet, 1 and 2 Gb/s Fibre Channel and Ethernet) models. The small form factor pluggable transceivers can be installed while the system is "live" and offer either the patented plastic pull tab or metal bail latch designs that ease installation in restricted spaces to enable denser system designs. Some models also feature digital diagnostic monitoring used for module identification, control and status.

  •
  10 Gb/s XENPAK transceivers for high speed data communications applications. XENPAK refers to a multi-source agreement for form, fit and function by providing mechanical, electrical and optical standards and the first 10 Gb/s Ethernet transceiver standard to gain support from most of the leading vendors.

  •
  The OA 300, a palm-sized amplifier for metro and access C-band applications is the tiniest of the OA Series at only 45 × 70 × 12 mm and draws less than 1 W of power. The OA Series is the broadest offering of standard (off-the-shelf availability) amplifiers in the industry, offering flexible, scalable amplifier platforms without the cost and time required for custom development.

  •
  The SWS-OMNI-II and new MAP cassettes were among the new test and measurement instrumentation products introduced. Based on patented swept wavelength measurement technology, the SWS-OMNI-II provides high resolution measurements at a speed that is 10-15 times faster than previous products. The Multiple Application Platform (MAP) is a modular test instrument. Nine new cassettes for the MAP were introduced, bringing the total to 21 and offering a widely scalable, upgradeable, flexible test instumment for measuring the performance of optical components.

  •
  CT2 Series 2.5 Gb/s, Small Form Factor Pluggable (SFP) transceiver for fiberoptic data communications and telecommunications. In addition to being fully OC-48, OC-12, and OC-3 SONET compliant, the CT2 is designed for 1310 and 1550 nm wavelengths and for short, intermediate, and long reach applications. The small, data communications style package meets the SFP multi source agreement requirements and uses industry standard, plug-in, LC duplex type optical connectors, which are easy to install and resistant to damage. Superior performance in critical areas, such as jitter generation, enables SONET communications, making the CT2 Series well suited for network edge applications.

  •
  The WaveReady™ Series of optical access products can be installed in minutes and includes a CWDM solution that helps lower network costs for large enterprises and metro service providers. As network traffic continues to increase, service providers have been adopting dense wavelength division multiplexing (DWDM) systems to expand capacity for metro core applications. For metro access applications, coarse wavelength division multiplexing (CWDM) typically meets the required capacity but costs less than DWDM. In addition to CWDM and DWDM, the WaveReady Series fits a variety of applications including wavelength services, amplification, protection switching, reach extension, 1310/1550 overlay and Gigabit Ethernet services.

Thin Film Products:

        Our Thin Film Products represents the company's center of excellence for thin film coating and bulk optics capablilities. Optical thin film coatings are microscopic layers of materials, such as silicon and magnesium fluoride, applied to the surface of a substrate, such as glass, plastic or metal, to alter its optical properties. Thin film coatings work by controlling, enhancing or modifying the behavior of light to produce specific effects such as reflection, refraction, absorption, abrasion resistance, anti-glare and electrical conductivity. This control is achieved as a result of the optical properties, number of layers and thickness of the thin film coatings in relation to wavelengths of light. The ability to control the behavior of light using thin film coatings plays a critical role in many industries and products.

        The Thin Film Products Group has direct responsibility for leveraging its technologies into the following markets outside of communications.

Display:

        In the display market, we manufacture and sell optical components and front surface mirrors used in front and rear projection displays, and plasma panel displays. These display products are used in both in-home and business display systems.

Custom Optics:

        The aerospace and medical/environmental instrumentation markets require sophisticated, custom, high-precision coated products and optical components that selectively absorb, transmit or reflect light in order to meet the specific performance requirements of advanced systems. Our products include infrared filters, beam splitters and optical sensors for aerospace applications, optical filters for medical instruments and solar cell covers for satellite. Our products in the office automation market include photoreceptors and front surface mirrors for photocopiers, document scanners, overhead projectors, facsimile machines and printers.

Light Interference Pigments:

        Light interference pigments create unique color shifting characteristics utilized in security products and decorative surface treatments. Our security products are light interface pigments, which allow ink to exhibit different colors from different viewing angles. The pigments are used to inhibit counterfeiting of currencies and other valuable documents such as passports and credit cards We have also launched a line of products incorporating proprietary interference technologies to protect brand name luxury goods and prescription drugs from counterfeits.

        We have a line of decorative products that utilize similar manufacturing processes as our security products, but are designed to have certain color characteristics that make it attractive for applications in paints, cosmetics and plastics. The pigments create a durable color shifting finish when used in these applications.

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

        The following are some of the significant products introduced by the Thin Film Products operating segment during fiscal 2003:

  •
  Spectraflair—Offerings within our interference pigments product lines were expanded during the fiscal year to include a fine grade Spectraflair option designed specifically for spray applications. Spectraflair is the first diffractive color-shifting pigment, combining thin film interference technology with diffractive technology. The pigments are used in decorative coatings in automobile and other markets to provide greater brand recognition and product differentiation.

  •
  Fiber Laser Marking Systems—Our commercial laser division launched a new line of dual head fiber laser marking systems. These systems represent a high throughput option to the company's single head systems and are used in various manufacturing environments to mark components such as semiconductor chips or fabricated metal parts.

  •
  Display Engines—Our Ultrex™ and DefiniTV™ light engine modules represent world-class performance for brightness, contrast, and price in both LCOS and DLP-based rear projection display applications. These products are designed to be used in large screen consumer and business high definition display applications.

Competitive Environment

        We compete against numerous fiberoptic component, module, subsystem and instrumentation manufacturers, including independent merchant suppliers and business units within vertically integrated equipment manufacturers, some of whom are also our customers. A partial list of these competitors includes: Agilent Technologies ("Agilent"), Avanex, Bookham Technology, Chorum Technologies, Emcore, Exfo, Finisar, Fujitsu, Furukawa Electric, Intel, New Focus, Oplink Communications, OpNext, Sumitomo Electric and TriQuint Semiconductor, Inc. In addition to these established companies, we also face competition from emerging start-up companies, many of which continue to actively pursue our markets, notwithstanding the continuing economic uncertainty. While each of our product families has multiple competitors, we believe that we have the broadest range of products and technology available in the industry. We also believe that this range of products and technology will help position us well in the industry as it continues to move towards module and subsystem level products. Due to economic uncertainty and changes within the telecommunications industry, some of our current and former competitors have sold or discontinued their fiberoptic communications businesses, and we expect that there will continue to be further consolidation in our industry.

        The following developments in our telecommunications markets during the past twelve months provide perspective on the dramatic changes occurring in this industry, in response to the continuing economic uncertainty and the decline in the telecommunications systems market:

  •
  A year ago, our most significant competitors in the the telecommunications industry were the optical components divisions of Nortel, Agere, Corning and Alcatel.

  •
  In November, 2002, Nortel sold its optical components division to Bookham.

  •
  In January, 2003 Agere sold most of its optical components business to TriQuint. (We subsequently acquired the undersea pump laser portion of this business from TriQuint.) Also in January, 2003, Agere sold the remainder of this business to Emcore.

  •
  In July, 2003 Alcatel and Corning sold their respective optical components businesses to Avanex.

  •
  As a result of these developments, Nortel, Agere, Corning and Alcatel are no longer engaged in the optical components business. They have been succeeded by new participants, such as TriQuint, as well as developing participants, such as Bookham, Avanex, Emcore, and a host of privately held companies.

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

        Moreover, we believe that telecommunications systems manufacturers will seek to further consolidate their vendor relationships, strengthening ties with established industry leaders, like us, and eliminate or reduce their dependence on smaller and less secure suppliers. We believe our broad product portfolio, financial stability, commitment to research and development, and high qualification standards increasingly position us to compete to be the supplier of choice to these companies now and in the future.

        In our Thin Film Products Group, we strive to be a principal supplier to most of our key customers. In the document and product security markets, we face competition from alternative anti-counterfeiting devices such as holograms, embedded threads and watermarks. In the decorative market, we face competition from providers of lower cost, lower performance special effect pigments, including BASF and Merck KGaA. In the flat panel display market, we face competition from Japanese coating companies such as Nidek, Toppan and Tore. In projection display components, our competition includes Viratec, Nitto Optical, Nikon and Fuji Photo-Optical. In our customer optics markets we compete with companies such as Deposition Sciences, Barr Associates, and Sonoma Photonics. We provide commercial laser products to OEM suppliers for biotechnology instruments, reprographics, and semiconductor capital equipment manufacturers and compete with companies such as Coherent, Melles Griot and Spectra-Physics.

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

        The key elements of our strategy include:

  •
  Maintaining close customer relationships. We work closely with our customers from initial product design through to manufacturing and delivery. We strive to engage with our customers at the early stages of system development to provide them with their entire component and module. Maintaining and strengthening these relationships is particularly critical during the current telecommunications industry slowdown. Accordingly, the reorganization and focusing of our sales, customer support, product marketing and development efforts to strengthen and streamline our customer relationships continues to be a fundamental aspect of our strategy.

  •
  Maintaining technology leadership to address growth markets. We believe that our technology and product leadership is a significant advantage and we will continue to develop our core competencies in what we believe are the enabling technologies to address current and future needs in our key markets. The application of optical technology to provide innovative solutions for industrial, commercial and consumer applications is a common goal for our employees and our customers across market and geographical boundaries. We expect to continue to invest significantly in new technology and product developments that will allow us to offer increased efficiency, performance, functionality, and higher levels of integration to our customers. We endeavor to anticipate and respond to changes in market conditions and demands by adapting our organization and targeting and investing in those technologies and applications that we believe will offer the best solutions for our customers' future needs.

  •
  Increasing focus on the most promising communications markets while maintaining capabilities to support our customers throughout the network. We believe that our customers' ability to offer robust, dynamic high bandwidth systems to their carrier customers on a cost-effective basis will be integral to an industry recovery and future growth. Our stability and "end-to-end" broad product portfolio offer potential benefits to customers who are designing future platforms and want high assurance of the reliability of supply and/or can achieve economies in procurement and logistics by choosing one supplier in place of several. We are responding to our customers' current needs in the metro, access and enterprise markets while retaining our capabilities for the long haul terrestrial and submarine markets. In addition, our customers continue to seek an increase in the level of integration and functionality in the optoelectronic and optical products they purchase from their suppliers. We believe that greater integration and increased functionality for components, modules and subsystems provides them with overall system cost savings potential. Furthermore, we believe that reducing the amount of integration required to be performed by our customers allows them to focus on building system architectures, reduce their cost of development, maintaining core competencies and related competitive strengths.

  •
  Strengthening and developing opportunities for the markets that we serve through our Thin Film Products Group. We are increasing our efforts to capitalize on our core thin film coating and bulk optics competence in our display, document security, brand security, product differentiation, medical/environmental intrumentations, printing, and aerospace and defense markets. Despite the current economic slowdown, our display, product, security and aerospace and defense businesses have been relatively stable. For example, people continue investing in new entertainment systems for their homes. Moreover, as brand name owners around the world are seeking new ways to keep their products secure, our sales for security markings have grown. We believe these and other opportunities for our thin film coating and bulk optics technologies will be important to our future success as it also helps to maintain our leadership position in these fields to help meet the needs of our communications customers.

  •
  Focusing on continuous quality improvement. We are committed to continuous improvement in the quality of our products and processes. This commitment includes efforts to minimize product failures in part by learning from those that do occur, improve the performance and reliability of our products, as well as the manufacturing processes used to provide our products. We also strive for continuous improvement in our customer relationships including pre-and post-sales services and understanding and responding to customer requirements.

  •
  Structuring our manufacturing capabilities for maximum efficiency and quality. Prior to the industry downturn and in response to increasing customer demand, we expanded our worldwide manufacturing capacity through a number of initiatives. We have shifted our manufacturing focus from capacity expansion to maximizing efficiency, quality, cost reduction and process-focused manufacturing. Consequently, a critical goal of our Global Realignment Program has been to reorganize and consolidate our manufacturing operations into those locations best suited economically, technologically and geographically to manufacture our products while consistently meeting our customers' quality and performance requirements. For example, we are moving the manufacturing of many of our established communications products to our facility in Shenzhen, China and we are increasing our reliance on low-cost contract manufacturing partners. When our restructuring is completed, we expect production to be centralized in designated competency centers in order to enhance productivity and quality and streamline operations.

  •
  Pursuing complementary mergers and acquisitions. We continue to believe that complementary acquisitions and other strategic transactions will be important to our future success. Accordingly, we continue actively to evaluate and pursue opportunities to invest in, acquire and develop strategic relationships with other businesses in circumstances that we believe meet our other strategic objectives.

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

Sales and Marketing

        We market our products primarily to original equipment manufacturers, distributors and strategic partners in North America, Europe and Asia-Pacific. Our sales organizations communicate directly with customers' engineering, manufacturing and purchasing personnel in determining the design, performance and cost specifications for customer product requirements. Our customers for fiberoptic communications solutions include Agilent, Alcatel, Ciena, Cisco Systems, Hewlett-Packard, Huawei, IBM, Lucent, Nortel, SBC Communications and Scientific-Atlanta. Our customers within the Thin Film Products Group include Agilent, Applied Biosystems, Eastman Kodak, Hitachi, KLA Tencor, Mitsubishi, SICPA, Sony, Texas Instruments and Toshiba.

        During fiscal 2003, Texas Instruments accounted for 12% of net sales. During fiscal 2002, no customer accounted for more than 10% of net sales. During fiscal 2001, Nortel, Alcatel and Lucent accounted for 14%, 12% and 10% of net sales, respectively.

        We believe that a high level of customer support is necessary to develop and maintain long-term relationships with our customers. Each relationship begins at the design-in phase and is maintained as customer needs change and evolve. We provide direct service and support to our customers through our offices in North America, Asia and Europe. In connection with our Global Realignment Program, we have aligned our sales organization in the communications business to offer customers a single point of contact for all of their product requirements, and created centers of excellence to streamline customer interactions with product line managers. We are also continuing to consolidate administrative functions to provide improved customer service and reduce our costs.

Research and Development

        During fiscal 2003, 2002 and 2001, we incurred research and development expenses of $153.7 million, $254.8 million and $325.9 million, respectively.

        We devote substantial resources to research and development in order to develop new and enhanced fiberoptic components, modules and subsystems, as well as products to serve our display, document and product security, medical/environmental instrumentation and laser markets. Once the design of a product is complete, our engineering efforts shift to enhancing both the performance of that product and our ability to manufacture it at high volumes and at lower cost.

        For the communications marketplace, we are increasing our focus on the most promising markets while maintaining our capability to provide products throughout the network. We are increasing our emphasis on the products needed for metro, access, local area network, storage area network, and enterprise markets. As a result, we are increasing our investment in transmission modules and components required in those markets. We are also responding to our customers' requests for higher levels of integration, including the integration of optics, electronics and software.

        In businesses we serve out of our Thin Film Products Group, we devote substantial resources to research and development to, among other things; develop new and improved thin film products, processes and manufacturing equipment. Our research and development efforts concentrate on developing more innovative solutions such as economical and commercially suitable light interference pigments, color separation filters and various components for optical systems, and components and modules to serve the display and instrumentation markets.

        In response to the economic downturn, we have reduced our research and development expenditures. Our total number of employees engaged in research and development has decreased to 674 as of June 30, 2003, compared to 1,240 at June 30, 2002 and 2,350 as of June 30, 2001. In addition, as part of our Global Realignment Program, we have and will continue to eliminate overlapping product development programs concentrating our key product development activities in specific global centers. Our goal is to allocate our resources both geographically and technologically to products and technologies that we believe will be most important to our customers.

Manufacturing

        The following table sets forth our manufacturing locations and the primary products manufactured at each location as of June 30, 2003. Manufacturing facilities and products manufactured by our contract-manufacturing partners (located in San Jose, Texas, Mexico, Thailand and Singapore) are not included in the table below:

Location	Products

NORTH AMERICA:
Canada:
Ottawa	Wavelength blockers, equalizers, waveguide modules, dispersion compensation modules, custom modules, circuit packs, optical performance monitors and instrumentation and control products
United States:
Commerce, CA	Packaging labels for both security and non-security applications
Horsham, PA(1)	Transceivers, transmission modules and CATV
Melbourne, FL	Transceivers, transponders and instrumentation products
Mountain Lakes, NJ	Precision glass manufacturing
Norwood, MA(1)	Specialty fiber manufacturing and fiber component packaging
Rochester, MN	Optical transceivers
San Jose, CA	High power pump lasers, source lasers, and waveguides
Santa Rosa, CA	Thin film filters, optical display and projection products, light interference pigments for security and decorative applications, gas and solid state lasers, and laser subsystems
Ewing, NJ	Photodetectors, receiver products, EDFA, optical amplifiers and source lasers
Bloomfield, CT	Lithium niobate modulators, wavelength lockers and electronic drivers for telecommunications
EUROPE:
Netherlands:
Eindhoven(1)	Source lasers
REST OF WORLD:
Japan:
Atsugi	Thin film anti-reflective coatings
China:
Beijing	Light interference pigments for security applications
Fuzhou	YVO4, display components and specialty optics
Shenzhen	Variety of standard optical components and modules

(1)
As of June 30, 2003, these manufacturing locations have been scheduled for closure under the Global Realignment Program.    Products manufactured at these locations will be transferred to other locations.

Sources and Availability of Raw Materials

        Our intention is to establish at least two sources of supply for materials whenever possible, although we do have some sole source supply arrangements. The loss or interruption of such arrangements could have an impact on our ability to deliver certain products on a timely basis.

Patents and Proprietary Rights

        Intellectual property rights that apply to our various products include patents, trade secrets and trademarks. Because of the rapidly changing technology and a broad distribution of patents in our industry, our intention is not to rely primarily on intellectual property rights to protect or establish our market position. We do not intend to broadly license our intellectual property rights unless we can obtain adequate consideration or enter into acceptable patent cross-license agreements. As of June 30, 2003, we held 849 U.S. patents and 400 foreign patents.

Backlog

        Backlog consists of written purchase orders for products for which we have assigned shipment dates within the following 12 months. As of June 30, 2003, our backlog was approximately $90.5 million as compared to $178.7 million at June 30, 2002. Orders in backlog are firm, but are subject to customers' cancellation or rescheduling. Because of possible changes in product delivery schedules and cancellation of product orders, and because our sales will often reflect orders shipped in the same quarter in which they are received, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. As a result of the current economic uncertainty, our ability to translate our backlog into sales has been and is likely to continue to be adversely affected by order cancellation and rescheduling, which were significant in recent quarters. Consequently, during this period of industry uncertainty, we caution that our announced backlog may not be a reliable indicator of future sales or the level of future orders.

Employees

        We had 5,489 employees as of June 30, 2003, as compared to 9,222 and 19,948 as of June 30, 2002 and June 30, 2001, respectively. The reduction in our workforce was primarily a result of the Global Realignment Program. Our workforce as of June 30, 2003 included 3,962 employees in manufacturing, 674 employees in research and development, 516 employees in general and administrative functions (including information technology, finance and human resources), and 337 employees in sales and marketing.

        Our employees are not represented by any collective bargaining organization except for our operations in France, Germany and the Netherlands. We have never experienced a work stoppage, slowdown or strike. Notwithstanding the current economic slowdown, we consider our employee relations generally to be good.

        Similar to other technology companies, particularly those located in Silicon Valley, we rely upon our ability to use stock options and other forms of equity-based compensation as key components of our executive and employee compensation structure. Historically, these components have been critical to our ability to retain important personnel and offer competitive compensation packages. Without these components, we would be required to significantly increase cash compensation levels (or develop alternative compensation structures) in order to retain our key employees, particularly as and when an industry recovery returns. Recent proposals to modify accounting rules relating to the expensing of equity compensation may require us to substantially reduce, or even eliminate, all or portions of our equity compensation programs.

Executive Officers

        The following sets forth certain information regarding our executive officers as of September 1, 2003:

Name	Age	Position
Kevin J Kennedy, Ph.D.	47	Director and Chief Executive Officer
Jozef Straus, Ph.D.	57	Director, Founder Emeritus and Advisor to the CEO
Syrus P. Madavi	54	Director, President and Chief Operating Officer
Ronald C. Foster	52	Executive Vice President and Chief Financial Officer
Joseph C. Zils	49	President, Thin Film Products Group
Donald E. Bossi, Ph.D.	40	President, Transmission Group
Mark S. Sobey, Ph.D.	43	Senior Vice President, Global Sales and Marketing
Stan Lumish, Ph.D.	46	Chief Technology Officer for Communications
Christopher S. Dewees	39	Senior Vice President and General Counsel
Jo Major, Ph.D.	41	Senior Vice President, Component Products Group

        Kevin Kennedy became a member of the Board in November 2001, and upon the retirement of Dr. Jozef Straus, became our Chief Executive Officer on September 1, 2003. From August 2001 to August 2003, Dr. Kennedy was the Chief Operating Officer of Openwave Systems, Inc. Prior to joining Openwave Systems, Inc., Dr. Kennedy spent seven years at Cisco Systems, Inc., most recently as Senior Vice President of the Service Provider Line of Business and Software Technologies Division, and 17 years at Bell Laboratories. Dr. Kennedy is also a director of Quantum Corporation, Rambus Corporation and Openwave Systems, Inc.

        Jozef Straus served as Co-Chairman of the Board from July 1999 to September 1, 2003 when he resigned his position as Co-Chairman. Dr. Straus continues to serve as a member of the Board. Dr. Straus served as our Chief Executive Officer from May 2000 until his retirement on September 1, 2003. Dr. Straus was also President from June 2001 until July 2002, and was Chief Operating Officer following the merger with JDS FITEL in July 1999. Dr. Straus co-founded JDS FITEL in 1981 and served as its Chief Executive Officer and President from September 1993 until July 1999. He served on the JDS FITEL Board of Directors from 1981 and held various positions with JDS FITEL, including Vice President, Sales and Marketing from 1990 to 1993 when he assumed the position of Chief Executive Officer and President. Prior to 1981, Dr. Straus held various research and management positions related to fiber optic technology at Bell-Northern Research Ltd. and Northern Telecom Limited.

        Syrus P. Madavi joined the Company in July 2002 as President and Chief Operating Officer and became a member of the Board in February 2003. Prior to joining the Company, Mr. Madavi served as Vice President and then Senior Vice President of Texas Instruments Inc. from August 2000 until April 2002. Previously Mr. Madavi was President and Chief Executive Officer of Burr-Brown Corporation from March 1994 until its acquisition by Texas Instruments Inc. in August 2000. Mr. Madavi also served as chairman of the Board of Burr-Brown Corporation from 1998 until August 2000. Prior to joining Burr-Brown Corporation, Mr. Madavi was employed at Raytheon Corporation from 1990 to 1994, where he served as President of the Semiconductor Division during his final two years. Mr. Madavi also served as Corporate Vice President and General Manager of Honeywell Signal Processing Technologies from 1984 to 1989. Mr. Madavi holds a B.S.E.E. degree and a M.S. in Computer Science from Stevens Institute of Technology, and a M.B.A. in Finance from the University of California at Los Angeles.

        Ronald C. Foster joined JDS Uniphase in February 2003 as Executive Vice President and Chief Financial Officer. Before joining JDS Uniphase, Mr. Foster was Chief Financial Officer of Novell Corporation from July 2001 until February 2003, prior to which he served as Novell Corporation's Vice

President of Finance from November 1998 until his promotion to Chief Financial Officer. Mr. Foster served as Group Controller and then Vice President, Operations Controller with Applied Materials Corporation from 1996 to 1998, and was employed as Vice President of Operations at Egghead Software Corporation from 1995 until 1996. Mr. Foster held various finance positions with Hewlett Packard Corporation ("HP") from 1985 until 1995, culminating in his service as Group Controller for HP's Computer Manufacturing and Distribution Group. Prior to HP, Mr. Foster held various finance and operations related positions in the forest products industry. Mr. Foster holds an MBA degree from the University of Chicago and a BA in Economics from Whitman College.

        Joseph C. Zils has served as the President of our Thin Film Products Group since March 2000. Prior to our acquisition of Optical Coating Laboratory, Inc. in February 2000, Mr. Zils served as Vice President, General Counsel and Corporate Secretary of Optical Coating Laboratory, Inc. from December 1993 to March 2000. Mr. Zils earned a BA in Economics from the University of California, Santa Cruz and a JD degree from the University of San Diego.

        Donald E. Bossi has served as the President of our Transmission Group since April 2002. From September 2001 to March 2002, Dr. Bossi was President of the Active Components Group, and from January 1994 to September 2001, Dr. Bossi held various management positions with JDS Uniphase. Prior to joining JDS Uniphase, Dr. Bossi held technical leadership positions with United Technologies Research Center and MIT Lincoln Laboratory.

        Mark S. Sobey has served as our Senior Vice President, Global Sales and Marketing since May 2002. From January 2001 to May 2002, Dr. Sobey was Vice President of Sales, North America. Dr. Sobey was Director of Sales, North America from July 2000 to January 2001, and from December 1999 to June 2000, Dr. Sobey was Director of Sales, North America with E-TEK Dynamics, Inc. Prior to E-TEK Dynamics, Inc., Dr. Sobey was Vice President/General Manager with Spectra-Physic, Inc.

        Stan Lumish has served as our Chief Technology Officer for Communications since July 2003. From July 2002 until June 2003, Dr. Lumish served as the President of our Optical Layer Group. Dr. Lumish joined JDS Uniphase in February 2000 as Vice President, Network Product Applications, and was subsequently appointed Group Vice President, R&D of the Transmission Subsystems Group, and General Manager of the Optical Networks Research group. Prior to joining JDS Uniphase, Dr. Lumish held management positions with Lucent Technologies Inc., where he received the Bell Labs Fellow award.

        Christopher S. Dewees has served as our Senior Vice President and General Counsel since July 2003. From February 2003 until July 2003, Mr. Dewees served as Vice President and General Counsel, prior to which he was Acting General Counsel from October 2002 until February 2003. Mr. Dewees joined our Legal Department in October 1999. Prior to October 1999, Mr. Dewees was employed at Morrison & Foerster LLP, where he represented JDS Uniphase, and other Silicon Valley public and private companies. Mr. Dewees earned his A.B. degree from Dartmouth College in 1986, and his J.D. degree from Northwestern University in 1989.

        Jo Major has served as our Senior Vice President, Component Products Group, since July 2003. From September 2002 to July 2003, Dr. Major was Vice President, Active Components Business Unit. From February 2001, when he joined JDS Uniphase as a result of our merger with SDL, Inc., to September 2002, Dr. Major served in various management roles within our Active Components Group. Between 1990 and February 2001 Dr. Major was employed by SDL, Inc. in a variety of technical managerial positions. Dr. Major holds a B.S., with high honors, M.S. and Ph.D. from the University of Illinois, and has been granted industry awards for the development of 980nm lasers, high power near-infrared lasers, Raman amplifiers and high performance laser packaging. Dr. Major was an Intel Fellow from 1988 to 1990.

Risk Factors

The continuing unstable economic environment has significantly harmed and may continue to significantly harm our industries

Our sales levels are unstable, we are not currently profitable, and we have difficulty predicting future operating results

        As a result of continuing unfavorable economic and market conditions, particularly in the communications sector (but also in our non-communications business), our sales have declined significantly from historic levels, we are not currently profitable, and we are unable to predict future sales accurately or to provide long-term guidance for future financial performance. Historically, our communications business was the more affected business; however, recently, these unfavorable conditions are increasingly impacting our non-communications businesses. The conditions contributing to this difficulty include:

  •
  uncertainty regarding the capital spending plans of the major telecommunications carriers, upon which our telecommunications systems manufacturing customers, and ultimately we, depend for a substantial amount of our sales;

  •
  the weakened financial condition of many major telecommunications carriers and their current limited access to the capital required for expansion;

  •
  continued reduction in inventory levels by our telecommunications systems manufacturing customers;

  •
  limited visibility regarding the long-term demand for high content, high speed, broadband telecommunications networks;

  •
  excess fiber and channel capacity, particularly in the long-haul market, which historically has been responsible for a major portion of our communications sales and profits;

  •
  uncertainty regarding the growth and profitability of the security display and commercial laser markets, which are responsible for a substantial portion of our non-communications sales and profits; and

  •
  general market and economic uncertainty.

        Based on these and other factors, many of our major customers have reduced, modified, cancelled or rescheduled orders for our products and have expressed uncertainty as to their future requirements. In the communications business, this uncertainty is reflected in the limited and highly variable forecasts our customers are providing of their anticipated needs for our communications products. As a result, our net sales in the future are likely to fluctuate and may, in fact, decline, and we anticipate that we will continue to be unprofitable in the near future. In addition, due to our current limited ability to provide long-term guidance for our operating results, our ability to meet financial expectations for future periods may be harmed.

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

Our Global Realignment Program may be unsuccessful in aligning our operations to current market conditions

        In response to economic slowdown and as part of our continuing integration efforts, we commenced a Global Realignment Program in April 2001, under which we are, among other things:

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

        Implementation of the Global Realignment Program involves major reductions in our workforce and facilities and, in certain instances, the relocation of products, technologies and personnel. We have incurred and will continue to incur significant costs (including cash expenditures) to implement the Global Realignment Program and we expect to realize significant future cost savings as a result. The Global Realignment Program may not be successful in achieving the expected cost reductions or other benefits, may be insufficient to align our operations with customer demand and the changes affecting our industry, or may be more costly or extensive than currently anticipated. Even if the Global Realignment Program is successful and meets our current cost reduction goals, our sales must increase substantially in the future for us to be profitable.

Our cost reduction programs may be insufficient to achieve long-term profitability

        We are undertaking cost reduction measures, under and in addition to the Global Realignment Program, intended to reduce our expense structure at both the cost of goods sold and the operating expense levels. We believe these measures are a necessary response to, among other things, declining average sales prices across our product lines. These measures may be unsuccessful in creating profit margins sufficient to sustain our current operating structure and business.

We have incurred, and may in the future incur, inventory-related charges, the amounts of which are difficult to predict accurately

        As a result of the business downturn and declining demand for our products, we have written down a substantial portion of our inventory as our sales forecasts continued to decline. We generally use a rolling six-month forecast based on anticipated product orders, product order history, forecasts and backlog to assess our inventory requirements. However, as discussed above, our ability to forecast our customers' needs for our products in the current economic environment is very limited. Consequently, we have incurred, and may in the future incur, charges to write down our inventory. We recorded charges of $56.1 million and $203.9 million related to excess and obsolete inventory during fiscal 2003 and 2002, respectively. We may incur such inventory write-downs in future periods. Moreover, because of our current difficulty in forecasting overall sales, we may in the future revise our previous forecasts, which could lead to further inventory write-downs. While we believe, based on current information, that the amount recorded for inventory is properly reflected on our balance sheet at June 30, 2003, if market conditions are less favorable than our forecasts, our future sales mix differs from our forecasted sales mix, or actual demand from our customers is lower than our estimates, we may be required to record additional inventory write-downs.

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

If our customers fail to meet their financial obligations to us, our business will suffer

        Although we perform ongoing credit evaluations of our customers and manage and monitor balances owed us, we are not able to predict changes in their financial condition, particularly during the current economic environment. Based on our estimates as to the quality of our accounts receivable, we maintain allowances for doubtful accounts for estimated losses resulting from the inability or unwillingness of our customers to make required payments. However, if our customers are unable to meet their financial obligations to us as a result of bankruptcy or deterioration in their operating results or financial condition, our trade receivables may not be recoverable and, in addition to not receiving the amounts owed, we may be required to record additional bad debt expenses, which could materially affect our financial condition and operating results.

        Moreover, the continuing economic slowdown has exacerbated our vulnerability to demand fluctuations for our communications products. Specifically, we have experienced and remain vulnerable to material order cancellations, modifications and reschedulings, all of which, among other things, reduce our sales and impair our ability to achieve financial targets and predict financial results for future periods.

We depend on recovery and long-term growth in our markets for our success

If the Internet does not continue to grow as expected, our business will suffer

        Our future success as a manufacturer of optical components, modules and subsystems ultimately depends on the continued growth of the communications industry, and, in particular, the growth of the Internet as a global communications system. As part of that growth, we are relying on increasing demand for high-content voice, text and other data delivered over high-speed connections (i.e., high bandwidth communications). As Internet usage and bandwidth demand increase, so does the need for advanced optical networks to provide the required bandwidth. Without Internet and bandwidth growth, the need for our advanced communications products, and hence our future growth as a manufacturer of these products, is jeopardized. Currently, while generally increasing demand for Internet access is apparent, less evident is when order capacity will be absorbed. Moreover, multiple service providers compete to supply the existing demand. Also, currently, fiberoptic networks have significant excess capacity. The combination of a large number of service providers and excess network capacity has resulted in severely depressed prices for bandwidth. Until pricing recovers, service providers have less incentive to install equipment and, thus, little need for many of our communications products.

Ultimately, should long-term expectations for Internet growth and bandwidth demand not be realized, our business would be significantly harmed.

We depend on stability or growth in the markets for our products outside communications for growth in the sales of this group of products

        The growth of our display products, light interference pigment and other businesses served out of our Thin Film Products Group, depends significantly on the continued stability or growth and success of these markets. Among other things, advances in the technology used in computer monitors, televisions, conference room projectors and other display devices have led to increased demand for flat panel displays and projection displays. We cannot be certain that growth in these markets will continue. In recent periods, we have experienced reduced demand for some of our non-communications products, particularly our display components sold to Texas Instruments. We expect this reduced demand to continue for the near term. Among other things, we are working to develop additional profitable applications for our interference pigments and display components and modules. If we fail, these businesses will suffer. Moreover, we cannot predict the impact of technological or other changes in these industries on our business. In addition, each of our non-communications industries is subject to pricing pressure, consolidation and realignment as industry participants react to shifting customer requirements and overall demand. There is a risk that any consolidation or realignment could adversely affect our business, and pricing pressure can adversely affect our operating results.

Our business and financial condition could be harmed by our long-term growth strategy

If we fail to manage or anticipate our long-term growth, our business will suffer

        Notwithstanding the recent decline, the optical businesses as well as the businesses that we serve out of the Thin Film Products group have historically grown, at times rapidly, and we have grown accordingly. We have made and, although we remain in an industry slowdown, expect in the future to make significant investments to enable our future growth through, among other things, internal expansion programs, product development, acquisitions and other strategic relationships. If we fail to manage or anticipate our future growth effectively, particularly during periods of industry decline, our business will suffer. Through our Global Realignment Program and other cost reductions measures we are balancing the need to shrink our operations consistent with the current economic conditions with the need to preserve our ability to grow and scale our operations when our markets recover. If we fail to achieve this balance, our business will suffer to the extent our resources and operations are insufficient to respond to a return to growth.

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

        Nonetheless, if we fail to successfully develop and introduce new products and improve existing ones, our business will suffer. We have considerably reduced our research and development spending from historic levels and some of our competitors now spend considerably higher percentages of their revenues on research and development than do we.

        Furthermore, new products require increased sales and marketing, customer support and administrative effort to support anticipated increased levels of operations. We may not be successful in creating this infrastructure, or we may not realize increased sales sufficient to offset the additional expenses resulting from this increased infrastructure. In connection with our many acquisitions, we have incurred expenses in anticipation of developing and selling new products. Our operations may not achieve levels sufficient to justify the increased expense levels associated with these new businesses.

Changes in accounting rules have had and may continue to have a material effect on our financial results

Our financial results could be affected by potential changes in the accounting rules governing the recognition of stock-based compensation expense

        We measure compensation expense for our employee stock compensation plans under the intrinsic value method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Under this method, we recognized compensation charges related to stock compensation plans of $50.9 million, $124.9 million and $52.6 million in fiscal 2003, 2002 and 2001, respectively. In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," we provide disclosures of our operating results as if the fair value method of accounting had been applied in our Annual Report on Form 10-K. Beginning in the third quarter of fiscal 2003, we provide such disclosures in our Quarterly Reports on Form 10-Q in accordance with SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." Had we accounted for our compensation expense under the fair value method of accounting prescribed by SFAS No. 123, the charges would have been significantly higher than the intrinsic value method used by us, totaling $685.2 million, $688.9 million and $566.2 million during fiscal 2003, 2002 and 2001, respectively. Currently, the FASB is considering changes to accounting rules concerning the recognition of stock option compensation expense. If these proposals are implemented, we and other companies may be required to measure compensation expense using the fair value method, which would adversely affect our results of operations by increasing our losses by the additional amount of such stock option charges.

Implementation of FASB Interpretation No. 46 could affect our financial results

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," which requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity to consolidate the assets, liabilities and results of operations of the entity. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from other parties. Interpretation No. 46 is applicable: (i) immediately for all variable interest entities created after January 31, 2003; or (ii) in the first fiscal year or interim period beginning after June 15, 2003 for those created before February 1, 2003.

        The Company is currently reviewing its cost and equity method investments and other variable interests acquired prior to February 1, 2003 to determine whether those entities are variable interest entities and, if so, if the Company is the primary beneficiary of any of its investee companies. At June 30, 2003, the Company had 23 cost and equity method investments primarily in privately held companies and venture funds that have the potential to provide strategic technologies and relationships to the Company's businesses. The Company expects to complete the review during the first quarter of fiscal 2004. Provided the Company is not the primary beneficiary, the Company's maximum exposure to loss for these investments at June 30, 2003 is limited to the carrying amount of its investment of $37.6 million in such entities and its minimum funding commitments of $21.4 million. The consolidation of any investee companies under Interpretation No. 46 could adversely affect the financial position and results of operations of the Company.

Our total net sales are dependent upon a few key customers

        A few large customers account for most of our total net sales. During fiscal 2003, Texas Instruments accounted for 12% of our total net sales. During fiscal 2002, no customer accounted for more than 10% of our total net sales. During fiscal 2001, Nortel, Alcatel and Lucent accounted for 14%, 12% and 10% of our total net sales, respectively. We expect that, for the foreseeable future, sales to a limited number of customers will continue to account, alone or in the aggregate, for a high percentage of our total net sales. Dependence on a limited number of customers exposes us to the risk that order reductions from any one customer can have a material adverse effect on periodic revenue. In fiscal 2003, we experienced a dramatic decline in our sales to Texas Instruments, from $23.5 million (15% of quarterly revenue) in the second quarter of the year to $14.4 million (less than 10% of quarterly revenue) in the fourth quarter of the year. Moreover, many of our customers are currently experiencing significant revenue declines and, in recent periods, have significantly reduced their orders from us. If such reductions continue, our business will continue to be harmed.

Any failure to remain competitive would harm our operating results

If we are not competitive, our operating results could suffer

        The markets in which we sell our products are highly competitive and characterized by rapidly changing and converging technologies. We face intense competition from established competitors and the threat of future competition from new and emerging companies in all aspects of our business. Among our current competitors are some of our customers, who are vertically integrated and either manufacture and/or are capable of manufacturing some or all of the products we sell to them. In addition to our current competitors, we expect that new competitors providing niche, and potentially broad, product solutions will increase in the future. While the current economic downturn has reduced the overall level of business in our industries, the competition remains fierce. To remain competitive in both the current and future business climates, we believe we must maintain a substantial commitment to research and development, improve the efficiency of our manufacturing operations, and streamline our marketing and sales efforts, as well as customer service and support. Under our Global Realignment Program, we have ongoing initiatives in each of these areas. However, our efforts to remain competitive as we continue to implement our Global Realignment Program may be unsuccessful. Among other things, we may not have sufficient resources to continue to make the investments necessary to remain competitive, or we may not make the technological advances necessary to remain competitive. In addition, notwithstanding our efforts, technological changes, manufacturing efficiencies or development efforts by our competitors may render our products or technologies obsolete or uncompetitive.

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

        The businesses we serve through our Thin Film Products Group (e.g., display, medical/environmental instrumentation, document security, product security, aerospace and defense, and lasers) are also susceptible to changing technologies and competition. Growth in the demand for our products within these markets will depend upon our ability to compete with providers of lower cost, higher performance products by developing more cost-effective processes and improving our products. Currently, we are working to develop new products for use in the commercial laser and flat panel display markets, markets with significant existing and developing competition. Our success or failure in these efforts will have a material impact on our non-communications business. In the security market, we face competition from alternative anti-counterfeiting devices such as holograms, embedded threads and watermarks.

The telecommunications industry is consolidating

        The telecommunications industry is consolidating and we believe it will continue to consolidate in the future as companies attempt to strengthen or hold their market positions in an evolving industry. The recent consolidations of Bookham and Nortel Network's optical components business and of Avanex and Corning's and Alcatel's respective optical components businesses are recent examples of high profile consolidations. We anticipate that consolidation will continue as a result of the current industry downturn. In addition, industry consolidation may result in stronger competitors who are able to compete better as sole-source vendors for customers. This could harm our business as we compete to be a single-vendor solution.

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

Average selling prices are declining

        Prices for telecommunications fiberoptic products generally decline over time as new and more efficient components and modules with increased functionality are developed, manufacturing processes improve and competition increases. The current economic environment has exacerbated the general trend, as declining sales have forced telecommunications carriers and their suppliers to reduce costs, leading to increasing pricing pressure on our competitors and us. Weakened demand for optical components and modules has created an oversupply of these products, which has increased pressure on us to reduce our prices. To the extent this oversupply is not resolved in future periods, we anticipate continuing pricing pressure. Moreover, currently, fiberoptic networks have significant excess capacity. Industry participants disagree as to the amount of this excess capacity. However, to the extent that there is significant overcapacity and this capacity is not profitably utilized in future periods, we expect to face additional pressure to reduce our prices. Also, numerous telecommunications carriers (WorldCom and Global Crossing, among others) have declared bankruptcy over the past two years or are otherwise in financial distress. As carriers are eliminated from the marketplace, through bankruptcy or consolidation, system vendors lose customers, while remaining carriers are able to increase price pressures on system vendors since vendors have fewer customer alternatives. System vendors in turn will apply those pressures on us.

        We are also experiencing pricing pressure in the businesses we serve through our Thin Film Products Group (e.g., display, medical/environmental instrumentation, document security, product security, aerospace and defense, and lasers), as a result of improved internal sourcing capabilities within some of our customers, declining demand for some of our products and increased competition.

        In response to declining average sales prices, we are undertaking cost reduction measures, under and in addition to the Global Realignment Program, intended to reduce our expense structure at both the cost of goods sold and the operating expense levels. These measures may be unsuccessful in creating profit margins sufficient to sustain our current operating structure and business. In addition to direct cost cutting, we must continue to: (i) timely develop and introduce new products that incorporate features that enable such products to be less price sensitive, and (ii) increase the efficiency of our manufacturing operations. Failure to do so could cause our sales and profit margins to further decline, which would harm our business.

If we fail to attract and retain key personnel, our business could suffer

        Our future depends, in part, on our ability to attract and retain key personnel. Competition for highly skilled technical people is extremely intense, and, the current economic environment notwithstanding, we continue to face difficulty identifying and hiring qualified engineers in many areas of our business. We may not be able to hire and retain such personnel at compensation levels consistent with our existing compensation and salary structure. Our future also depends on the continued contributions of our executive management team and other key management and technical personnel, each of whom would be difficult to replace. The loss of services of these or other executive officers or key personnel or the inability to continue to attract qualified personnel could have a material adverse effect on our business.

        As a consequence of the current economic environment and as part of our Global Realignment Program, we have reduced our global workforce to 5,489 employees as of June 30, 2003. We cannot predict the impact our recent workforce reductions and any other reductions we are compelled to make in the future will have on our ability to attract and retain key personnel.

        Similar to other technology companies, particularly those located in Silicon Valley, we rely upon our ability to use stock options and other forms of equity-based compensation as key components of our executive and employee compensation structure. Historically, these components have been critical to our ability to retain important personnel and offer competitive compensation packages. Without these components, we would be required to significantly increase cash compensation levels (or develop alternative compensation structures) in order to retain our key employees, particularly as and when an industry recovery returns. Recent proposals to modify accounting rules relating to the expensing of equity compensation may cause us to substantially reduce, or even eliminate, all or portions of our equity compensation programs.

We have concerns regarding the manufacturing, quality and distribution of our products

If we do not achieve acceptable manufacturing volumes, yields and costs, our business will suffer

        Our success depends upon our ability to timely deliver products to our customers at acceptable volume and cost levels. The manufacture of our products involves highly complex and precise processes, requiring production in highly controlled and clean environments. Changes to our manufacturing processes or those of our suppliers, or the inadvertent use of defective or contaminated materials by our suppliers or us, could significantly hurt our ability to meet our customers' product volume and quality needs. Moreover, in some cases, existing manufacturing techniques, which involve substantial manual labor, may not achieve the volume or cost targets necessary to be competitive. In these cases, we will need to develop new manufacturing processes and techniques, which are anticipated to involve higher levels of automation, to achieve these targets, and we will need to undertake other efforts to reduce manufacturing costs. Currently, we are devoting significant funds and other resources to: (i) develop advanced manufacturing techniques to improve product volumes and yields and reduce costs, and (ii) realign some of our product manufacturing facilities to locations offering optimal labor costs. These efforts may not be successful. If we fail to achieve acceptable manufacturing yields, volumes and costs, our business will be harmed.

If our customers do not qualify our manufacturing lines for volume shipments, our operating results could suffer

        Customers will not purchase any of our products, other than limited numbers of evaluation units, prior to qualification of the manufacturing lines for the products. Each new manufacturing line must go through rigorous qualification with our customers. The qualification process can be lengthy and is expensive, with no guarantee that any particular product qualification process will lead to profitable product sales. Moreover, we are currently consolidating our worldwide manufacturing operations into centralized locations, such as our facilities in Shenzhen, China. Among other things, we are moving the manufacturing of some of our products to other facilities. We expect that consolidation and product relocations may continue for the forseable future. The manufacturing lines for relocated products must undergo qualification before commercial shipment of these products can recommence. The qualification process, whether for new products or in connection with the relocation of manufacturing of current products, determines whether the manufacturing line achieves the customers' quality, performance and reliability standards. Our expectations as to the time periods required to qualify (or requalify) a product line and ship products in volumes to customers may be erroneous. Delays in qualification can cause a product to be dropped from a long-term supply program. These delays will also impair the expected timing, and may impair the expected amount, of sales of the affected products. Nevertheless, we may, in fact, experience delays in obtaining qualification of our manufacturing lines and, as a consequence, our operating results and customer relationships would be harmed.

If our products fail to perform, our business will suffer

        Our business depends on manufacturing excellent products of consistently high quality. Our products are highly complex and, as such susceptible to design and manufacturing defects. To guard against this, our products are rigorously tested for quality both by our customers and us. Nevertheless, our customers' testing procedures are limited to evaluating our products under likely and foreseeable failure scenarios. For various reasons (including, among others, the occurrence of performance problems that are unforeseeable in testing or that are detected only when products are fully deployed and operated under peak stress conditions), our products may fail to perform as expected. Failures could result from faulty design or problems in manufacturing. In either case, we could incur significant costs to repair and/or replace defective products under warranty, particularly when such failures occur in installed systems. We have experienced such failures in the past and remain exposed to such failures, as our products are widely deployed throughout the world in multiple demanding environments and applications. In some cases, product redesigns or additional capital equipment may be required to correct a defect. We have in the past increased our warranty reserves and have incurred significant expenses relating to certain communications products. Any significant product failure could result in lost future sales of the affected product and other products, as well as customer relations' problems, litigation and damage to our reputation.

Certain of our non-telecommunications products are subject to governmental and industry regulations, certifications and approvals

        The commercialization of certain of the products we design, manufacture and distribute through our Thin Film Products Group may be delayed or made more costly due to required government and industry approval processes. Development of applications for our light interference pigment products may require significant testing that could delay our sales. For example, certain uses in cosmetics may be regulated by the Food and Drug Administration, which has extensive and lengthy approval processes. Durability testing by the automobile industry of our pigments used with automotive paints can take up to three years. If we change a product for any reason including technological changes or changes in the manufacturing process, prior approvals or certifications may be invalid and we may need to go through the approval process again. If we are unable to obtain these or other government or industry certifications in a timely manner, or at all, our operating results could be adversely affected.

We may not be able to enter into necessary strategic alliances to effectively commercialize our products

        We often rely on strategic alliances with other companies to commercialize some of our products in a timely or effective manner, primarily in our non-telecommunication businesses. Our current strategic alliance partners provide us with assistance in the marketing, sales and distribution of a diverse line of products. We may be unable to find appropriate strategic alliances in markets in which we have little experience, which could prevent us from bringing our products to market in a timely manner, or at all. For instance, we have a strategic alliance with SICPA, one of our major customers in the Thin Film Products Group, for the marketing and sale of our light interference pigments used to provide security features in currency. Under a license and supply agreement, we rely exclusively on SICPA to market and sell to this market worldwide. SICPA has the right to terminate the agreement if we breach it. If SICPA terminates our agreement or if it is unable to market and sell our light interference pigments successfully for the applications covered by the agreement, our business may be harmed and we may be unable to find a substitute marketing and sales partner or develop these capabilities ourselves. Also, if SICPA fails to meet its minimum purchase requirements under the agreement for any reason, our operating results would be adversely affected.

If our contract manufacturers fail to deliver quality products at reasonable prices and on a timely basis, our results of operations and financial conditions could be harmed

        We are increasing our use of contract manufacturers as an alternative to our own manufacturing of products. If these contract manufacturers do not fulfill their obligations to us, or if we do not properly manage these relationships and the transition of production to these contract manufacturers, our existing customer relationships may suffer. In addition, by undertaking these activities, we run the risk that the reputation and competitiveness of our products and services may deteriorate as a result of the reduction of our control over quality and delivery schedules. We also may experience supply interruptions, cost escalations and competitive disadvantages if our contract manufacturers fail to develop, implement or maintain manufacturing methods appropriate for our products and customers.

        Our supply chain and manufacturing process relies on accurate forecasting to provide us with optimal margins and profitability. Because of market uncertainties, forecasting is becoming much more difficult. In addition, as we come to rely more heavily on contract manufacturers, we may have fewer personnel resources with expertise to manage these third-party arrangements.

Interruptions affecting our key suppliers could disrupt production, compromise our product quality and adversely affect our sales

        We obtain various components included in the manufacture of our products from single or limited source suppliers. A disruption or loss of supplies from these companies or price increases for these components would materially harm our results of operations, product quality and customer relationships. For example, we currently utilize a sole source for the crystal semiconductor chip sets incorporated in our solid-state microlaser products. We obtain lithium niobate wafers, gallium arsenide wafers, specialized fiber components and some lasers used in our telecommunications products primarily from limited source suppliers. These materials are important components of certain of our products and we currently do not have alternative sources for such materials. Also, we do not currently have long-term or volume purchase agreements with any of these suppliers, and these components may not in the future be available at reasonable prices in the quantities required by us, if at all, in which case our business could be materially harmed.

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

  •
  currency fluctuations; and

  •
  potential adverse tax consequences.

        Net sales to customers outside North America accounted for 30%, 26% and 32% of our total net sales in fiscal 2003, 2002 and 2001, respectively. We expect that sales to customers outside North America will continue to account for a significant portion of our total net sales. Lower sales levels that typically occur during the summer months in Europe and some other overseas markets may materially and adversely affect our business. In addition, sales of many of our customers depend on international sales and consequently further expose us to the risks associated with such international sales.

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

We are increasing manufacturing operations in China, which expose us to risks inherent in doing business in China

        As a result of our Global Realignment Program and in an effort to reduce costs, we have increased our manufacturing operations in China and those operations are subject to greater political, legal and economic risks than those faced by our other operations. In particular, the political, legal and economic climate in China (both at national and regional levels) is extremely fluid and unpredictable. Among other things, the legal system in China (both at the national and regional levels) remains highly underdeveloped and subject to change, with little or no prior notice, for political or other reasons. Our ability to operate in China may be adversely affected by changes in Chinese laws and regulations, such as those relating to taxation, import and export tariffs, environmental regulations, land use rights, intellectual property and other matters. Moreover, the enforceability of applicable existing Chinese laws and regulations is uncertain. These concerns are exacerbated for foreign businesses, such as ours, operating in China. Our business could be materially harmed by any changes to the political, legal or economic climate in China or the inability to enforce applicable Chinese laws and regulations.

        Currently, we operate manufacturing facilities located in Shenzhen, Fuzhou and Beijing, China. As part of our Global Realignment Program and in an effort to reduce costs, we continue to increase the scope and extent of our manufacturing operations in our Shenzhen facilities. Accordingly, we expect that our ability to operate successfully in China will become increasingly important to our overall success. As we continue to consolidate our manufacturing operations, we will incur additional costs to transfer product lines to the facilities located in China, which could have a material adverse impact on our operating results and financial condition.

        We expect to export the majority of the products manufactured at our facilities in China. Accordingly, upon application to and approval by the relevant government authorities, we will not be subject to certain of China's taxes and are exempt from customs duties on imported components or materials and exported products. We are required to pay income taxes in China, subject to certain tax relief. We may become subject to other taxes in China or may be required to pay customs duties and export license fees in the future. In the event that we are required to pay other taxes, customs duties and export license fees in China, our results of operations could be materially and adversely affected.

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

Our business is subject to the risks of terrorist acts and acts of war

        Terrorist acts or acts of war may disrupt our operations, as well as our customers' operations. The terrorist attacks on September 11, 2001 created many economic and political uncertainties, and intensified the global economic downturn. Any future terrorist activities could further weaken the global economy and create additional uncertainties, forcing our customers to further reduce their capital spending or cancel orders from us, which could have a material adverse impact on our business, operating results and financial condition.

Our business and operations would suffer in the event of a failure of our information technology infrastructure

        We rely upon the capacity, reliability and security of our information technology hardware and software infrastructure and our ability to expand and update this infrastructure in response to our changing needs. We are constantly updating our information technology infrastructure. Among other things, we recently unified most of our manufacturing, accounting, sales and human resource data systems using an Oracle platform, and we have entered into an agreement with Oracle to provide and maintain our global ERP infrastructure on an outsourced basis. Any failure to manage, expand and update our information technology infrastructure or any failure in the operation of this infrastructure could harm our business.

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

Our products may be subject to claims that they infringe the intellectual property rights of others

        The industry in which we operate experiences periodic claims of patent infringement or other intellectual property rights. We have received in the past and, from time to time, may in the future receive notices from third parties claiming that our products infringe upon third-party proprietary rights. As the downturn in the communications industries deepened and continued over the past two years, many companies have turned to their intellectual property portfolios as an alternative revenue source. This is particularly true of companies which no longer compete with us. Many of these companies have larger, more established intellectual property portfolios than ours. Typical for a growth-oriented technology company, at any one time we generally have various pending claims from third parties that one or more of our products or operations infringe or misappropriate their intellectual property rights or that one or more of our patents are invalid. However, as economic uncertainty continues, the level of patent infringement disputes in which we are engaged and expect to be engaged for the foreseeable future has increased. While in the past the settlement and disposition of these disputes has not had a material adverse impact on our business or financial condition, this may not be the case in the future. Further, the litigation or settlement of these matters, regardless of the merit of the claims, could result in significant expense to us and divert the efforts of our technical and management personnel, whether or not we are successful. If we are unsuccessful, we could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology that is the subject of the litigation. We may not be successful in such development or such licenses may not be available on terms acceptable to us, if at all. Without such a license, we could be enjoined from future sales of the infringing product or products.

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

We may have difficulty obtaining director and officer liability insurance in acceptable amounts for acceptable rates

        Like most other public companies, we carry insurance protecting our officers and directors against claims relating to the conduct of our business. Historically, this insurance covered, among other things, the costs incurred by companies and their management to defend against and resolve claims relating to management conduct and results of operations, such as securities class action claims. These claims typically are extremely expensive to defend against and resolve. Hence, as is customary, we purchase and maintain insurance to cover some of these costs. We pay significant premiums to acquire and maintain this insurance, which is provided by third-party insurers, and we agree to underwrite a portion of such exposures under the terms of the insurance coverage. Over the last several years, the premiums we have paid for this insurance have increased substantially. One consequence of the current economic environment and decline in stock prices has been a substantial increase in the number of securities class actions and similar claims brought against public corporations and their management, including our company and certain of our current and former officers and directors. Many, if not all, of these actions and claims are, and will likely continue to be, at least partially insured by third-party insurers. Consequently, insurers providing director and officer liability insurance have in recent periods sharply increased the premiums they charge for this insurance, raised retentions (that is, the amount of liability that a company is required to pay to defend and resolve a claim before any applicable insurance is provided), and limited the amount of insurance they will provide. Moreover, insurers typically provide only one-year policies.

        The insurance policies that may cover the current securities lawsuits against us have a $10 million retention. As a result, the costs we incur in defending the current securities lawsuits against us may not be reimbursed until they exceed $10 million. The policies that would cover any future lawsuits may not provide any coverage to us and may cover the directors and officers only in the event we are unable to cover their costs in defending against and resolving any future claims. In fact our current policy only covers our directors and officers and is only applicable under circumstances in which the Company is unable to or prohibited from paying claims accrued during the policy period. As a result, our costs in defending or settling any future lawsuits or paying any judgments arising therefrom could increase significantly and could materially impair the Company's financial condition.

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

Recently enacted and proposed regulatory changes may cause us to incur increased costs

        Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, will increase our expenses as we evaluate the implications of new rules and devote resources to respond to the new requirements. In particular, we expect to incur additional SG&A expense as we implement Section 404 of the Sarbanes-Oxley Act, which requires management to report on, and our independent auditors to attest to, our internal controls. The compliance of these new rules could also result in continued diversion of management's time and attention, which could prove to be disruptive to normal business operations. Further, the impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, which could harm our business.

If we fail to manage our exposure to worldwide financial and securities markets successfully, our operating results could suffer

        We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. We often utilize derivative financial instruments to mitigate these risks. We do not use derivative financial instruments for speculative or trading purposes. The primary objective of most of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, a majority of our marketable investments are floating rate and municipal bonds, auction instruments and money market instruments denominated in U.S. dollars. When we acquire assets denominated in foreign currencies, we usually mitigate currency risks associated with these exposures with forward currency contracts. A substantial portion of our sales, expense and capital purchasing activities are transacted in U.S. dollars. However, some of these activities are conducted in other currencies, primarily Canadian and European currencies. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, we may enter into foreign currency forward contracts. The contracts reduce, but do not always entirely eliminate, the impact of foreign currency exchange rate movements. Actual results on our financial position may differ materially.

        We also hold investments in other public and private companies, including, among others, Nortel Networks, Adept and ADVA, and have limited funds invested in private venture funds. All three companies have experienced severe stock price declines during the economic downturn, which have greatly reduced the value of our investments, and we have written down the value of these investments as the decline in fair value was deemed to be other-than-temporary. During fiscal 2003, we have written down the value of our Adept investment to $0 and recorded impairment charges of $25.0 million. During fiscal 2002, we recorded impairment charges of $187.3 million related to Nortel and $13.9 million related to ADVA. During fiscal 2001, we recorded impairment charges of $511.8 million related to Nortel and $744.7 million related to ADVA. In addition to our investments in public companies, we have in the past and expect to continue to make investments in privately held companies for strategic and commercial purposes. For example, we had a commitment to provide additional funding of up to $21.4 million to certain venture capital investment partnerships as of June 30, 2003. In recent months several of the private companies in which we held investments have ceased doing business and have either liquidated or are in bankruptcy proceedings. If the carrying value of our investments exceeds the fair value and the decline in fair value is deemed to be other-than-temporary, we will be required to write down the value of the investments, which could materially harm our results of operations or financial condition.

If we fail to obtain additional capital at the times, in the amounts and upon the terms required, our business could suffer

        We have devoted substantial resources for new facilities and equipment in our business operations. Currently, we are incurring substantial costs associated with restructuring our business and operations under our Global Realignment Program. Although we believe our existing cash balances will be sufficient to meet our capital requirements at least for the next 12 months, we may be required to seek additional equity or debt financing to compete effectively in our markets. We cannot precisely determine the timing and amount of such capital requirements, which will depend on several factors, including, among others, our acquisitions, the success of our Global Realignment Program and the demand for our products and products under development. Such additional financing may not be available when needed, or if available, may not be on terms satisfactory to us or may be dilutive to our stockholders.

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

Some anti-takeover provisions contained in our charter and under Delaware laws could hinder a takeover attempt

        We are subject to the provisions of Section 203 of the Delaware General Corporation Law prohibiting, under some circumstances, publicly-held Delaware corporations from engaging in business combinations with some stockholders for a specified period of time without the approval of the holders of substantially all of our outstanding voting stock. Such provisions could delay or impede the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving us, even if such events could be beneficial, in the short-term, to the interests of the stockholders. In addition, such provisions could limit the price that some investors might be willing to pay in the future for shares of our common stock. Our certificate of incorporation and bylaws contain provisions relating to the limitations of liability and indemnification of our directors and officers, dividing our board of directors into three classes of directors serving three-year terms and providing that our stockholders can take action only at a duly called annual or special meeting of stockholders. These provisions also may have the effect of deterring hostile takeovers or delaying changes in control or management of us.

ITEM 2.    PROPERTIES

        Our principal offices are located in San Jose, California, United States. The table below summarizes the properties that we owned and leased as of June 30, 2003:

Leased Properties: Location	Square footage	Location	Square footage
NORTH AMERICA:		EUROPE:
Canada:		Italy:
Goulbourn(1)	20,120	Monza	1,000
Markham(1)	25,712	France:
Ottawa(1)	166,089	Les Ulis	3,800
United States:		Grenoble	10,226
Allentown, PA	11,274	Germany:
Asbury, NJ(1)	5,467	Eching	8,712
Bloomfield, CT	60,000	Netherlands:
Commerce, CA	27,136	Eindhoven	137,094
Durham, NC(1)	1,000	United Kingdom:
Eatontown, NJ(1)	84,000	Oxford(1)	9,900
Ewing Township, NJ	132,300	REST OF WORLD:
Freehold, NJ(1)	15,965	China:
Horsham, PA(1)	126,500	Beijing	75,347
Melbourne, FL	109,000	Fuzhou	247,314
Milpitas, CA	69,702	Hong Kong	2,914
Mountain Lakes, NJ	20,000	Shenzhen	419,395
Nashua, NH	2,611	Japan:
Norwood, MA	20,800	Atsugi	9,200
Parsippany, NJ	14,600	Tokyo	859
Piscataway, NJ(1)	132,650
Raleigh, NC(1)	178,000
Richardson, TX(1)	23,400
San Jose, CA	439,060
Santa Barbara, CA	270
Santa Clara, CA(1)	46,338
Santa Rosa, CA	71,339
Windsor, CT(1)	165,000
Yardley, PA	2,468

		Total leased square footage:	2,895,562
Owned Properties: Location	Square footage	Location	Square footage
NORTH AMERICA:		EUROPE:
Canada:		United Kingdom:
Ottawa	948,900	Plymouth(1)	114,473
United States:
Bloomfield, CT	24,000	REST OF WORLD:
Columbus, OH(1)	107,000	China:
Rochester, MN	40,500	Fuzhou(1)	84,163
Santa Rosa, CA	638,117	Taiwan:
West Trenton, CT(1)	72,300	Taipei(1)	231,166

		Total owned square footage:	2,260,619
		Total leased and owned square footage:	5,156,181

(1)
We have completely vacated these properties and are in the process of vacating additional properties as part of our Global Realignment Program.

        As part of our Global Realignment Program, we have completed and approved restructuring plans to close sites, vacate buildings at closed sites as well as at continuing operations and consolidate excess facilities worldwide. Of the total leased and owned square footage as of June 30, 2003, approximately 2.2 million square feet were related to properties included in our Global Realignment Program.

ITEM 3.    LEGAL PROCEEDINGS

The Securities Class Actions:

        Beginning on March 27, 2002, the first of numerous federal securities class actions was filed against us and several of our current and former officers and directors. On July 26, 2002, the Northern District of California consolidated all the securities actions then filed in or transferred to that court under the title In re JDS Uniphase Corporation Securities Litigation, Master File No. C-02-1486 CW, and appointed the Connecticut Retirement Plans and Trust Funds as Lead Plaintiff.

        An amended consolidated complaint was filed on October 11, 2002. It purports to be brought on behalf of a class consisting of those who acquired our securities from July 27, 1999 through July 26, 2001, as well as on behalf of subclasses consisting of those who acquired our common stock pursuant to our acquisitions of OCLI, E-TEK and SDL. The complaint seeks unspecified damages and alleges various violations of the federal securities laws, specifically Sections 10(b), 14(a), 20(a) and 20A of the Securities Exchange Act of 1934 and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933. It also names one of our stockholders as a defendant. On December 13, 2002, we moved to dismiss the amended consolidated complaint. On March 14, 2003, the court dismissed the complaint with leave to amend. No trial date has been set.

        On July 26, 2002, a securities class action captioned Zelman v. JDS Uniphase Corp., No. 02-CV-6002, was filed in the District Court for the Southern District of New York. The complaint, brought by a stockholder purporting to represent a class of purchasers of certain GOALS debt securities issued by an investment bank during the period from March 6, 2001 through September 26, 2001, named us, one of our stockholders, and several of our current and former officers and directors as defendants and alleged violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5. The action was transferred to the Northern District of California on September 11, 2002, and assigned a Northern District case number, No. C-02-4656 MJJ. On October 31, 2002, the district court related the action to In re JDS Uniphase Corporation Securities Litigation, but did not consolidate the two actions. On January 7, 2003, the Court appointed Shirley Zelman lead plaintiff. The plaintiff has agreed that JDSU need not respond to the complaint at this time. No trial date has been set.

The Derivative Actions:

        Eleven derivative actions purporting to be brought on our behalf have been filed in state and federal courts against several of our current and former officers and directors. Some of these actions also named our independent auditors, Ernst & Young LLP, as a defendant. All were based on the same factual allegations and circumstances as the purported securities class actions and alleged state law claims for breach of fiduciary duty, misappropriation of confidential information, waste of corporate assets, contribution and indemnification, insider trading, abuse of control, gross mismanagement and unjust enrichment. The actions seek unspecified damages and no trial date has been set in any of them. Several of the actions have been consolidated, resulting in the following surviving actions: In re JDS Uniphase Corporation Derivative Litigation, Master File No. CV806911, filed April 11, 2002, in California Superior Court for the County of Santa Clara; Corwin v. Kaplan, No. C-02-2020 CW, filed April 24, 2002, in the District Court for the Northern District of California; and Cromas v. Straus, Civil Action No. 19580, filed April 25, 2002, in the Delaware Court of Chancery for New Castle County.

        In the Corwin case, we moved to dismiss on December 13, 2002. On March 14, 2003, the court dismissed the complaint with leave to amend and set a schedule for the filing of an amended complaint. No trial date has been set.

        In In re JDS Uniphase Corporation Derivative Litigation, plaintiffs filed a consolidated amended derivative complaint on March 13, 2003. That complaint asserted claims for breach of fiduciary duty, waste of corporate assets, abuse of control, gross mismanagement, unjust enrichment, and constructive fraud against us and certain of our current and former officers and directors. The complaint also asserted claims for violation of California Corporations Code Sections 25402 and 25502.5 against defendants who sold JDSU stock and asserts claims for breach of contract, professional negligence, and negligent misrepresentation against our auditors, Ernst & Young. On June 10, 2003, the Court stayed the action pending resolution of the federal actions. On August 21, 2003, the court scheduled a case management conference for November 25, 2003. No trial date has been set in either the state or federal court actions.

        In the Cromas case, no proceedings have occurred to date.

The OCLI Shareholder Action:

        On February 3, 2003, an action captioned Pang v. Dwight, No. 02-231989, was filed in California Superior Court for the County of Sonoma. The complaint purports to be brought on behalf of a class of former shareholders of OCLI who exchanged their OCLI shares for JDSU shares when JDSU acquired OCLI. The complaint names the former directors of OCLI as defendants and asserts causes of action for breach of fiduciary duty and breach of the duty of candor. The action seeks unspecified damages, and no trial date has been scheduled. As discussed below, the petitions to coordinate this action with the SDL Actions and In re JDS Uniphase Corporation Derivative Litigation were denied.

The SDL Shareholder Actions

        Three actions have been filed in California Superior Court for the County of Santa Clara by stockholders purporting to represent a class of former shareholders of SDL who exchanged their SDL shares for JDSU shares when JDSU acquired SDL. The complaints name the former directors of SDL as defendants, assert causes of action for breach of fiduciary duty and breach of the duty of disclosure, and seek unspecified damages. These actions include: Cook v Scifres, No. CV814824, filed February 18, 2003, Anish v. Scifres, No. CV815738, filed March 24, 2003, and Vajdos v. Scifres, No. CV816087, filed April 7, 2003. On April 4, 2003, the plaintiff in Cook moved to consolidate the actions and to appoint the law firm of Milberg Weiss as lead counsel for plaintiffs. On May 5, 2003, the defendants in the Cook action petitioned the Judicial Council to coordinate the SDL actions with the OCLI action in Santa Clara County Superior Court. On June 30, 2003, defendants in the Cook action petitioned to coordinate the other SDL actions and the OCLI action with In re JDS Uniphase Corporation Derivative Litigation.

        On August 19, 2003, the court held a hearing on the motion to consolidate and for appointment of lead counsel and the petitions to coordinate. The court granted the motion to consolidate the SDL Actions with each other and appointed the law firms of Milberg Weiss and Stull, Stull & Brody as lead counsel. The court denied the petitions to coordinate the SDL Actions with the OCLI Shareholder Action or with In re JDS Uniphase Corporation Derivative Litigation. On August 21, 2003, the court scheduled a case management conference for November 25, 2003.

        We believe that the factual allegations and circumstances underlying these securities class actions, derivative actions, and the OCLI and SDL actions are without merit. The cost of defending these lawsuits has been costly, will continue to be costly, and could be quite significant and may not be covered by our insurance policies. The defense of these lawsuits could also result in continued diversion of our management's time and attention away from business operations which could prove to be time consuming and disruptive to normal business operations. There can be no assurance that we will prevail or that the cost of defending these lawsuits will be covered by our insurance policies. An unfavorable outcome or settlement of this litigation could have a material adverse effect on our financial position, liquidity or results of operations.

        We are a party to other litigation matters and claims, which are normal in the course of operations. While the results of such litigation matters and claims cannot be predicted with certainty, we believe that their final outcome will not have a material adverse impact on our financial position, liquidity, or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM.5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock is traded on the NASDAQ Stock Market under the symbol "JDSU" and our exchangeable shares of JDS Uniphase Canada Ltd. are traded on the Toronto Stock Exchange under the symbol "JDU." Holders of exchangeable shares may tender their holdings for common stock on a one-for-one basis at any time. As of August 15th, 2003, we had 1,434,259,133 shares of common stock outstanding, including 66,093,931 exchangeable shares. The closing price on August 15th, 2003 was $3.04 for the common stock and Canadian $4.29 for the exchangeable shares. The following table summarizes the high and low closing sales prices for our common stock as reported on the NASDAQ Stock Market during fiscal 2003 and 2002:

	High	Low
Fiscal 2003:
Fourth Quarter	$4.28	$2.86
Third Quarter	3.28	2.53
Second Quarter	3.41	1.62
First Quarter	3.84	1.87
Fiscal 2002:
Fourth Quarter	$6.14	$2.28
Third Quarter	10.02	4.85
Second Quarter	12.26	6.26
First Quarter	12.96	5.35

        As of August 15th, 2003, we had 8,763 holders of record of our common stock and exchangeable shares. We have not paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

        The following tables present selected financial information for each of the last five fiscal years (in millions, except per-share data):

	Years Ended June 30,
	2003	2002(1)	2001(2)(3)	2000(4)	1999
Consolidated Statement of Operations Data:
Net sales	$675.9	$1,098.2	$3,232.8	$1,430.4	$282.8
Amortization of goodwill and other intangibles	19.8	1,308.7	5,387.0	896.9	15.7
Acquired in-process research and development	0.4	25.3	393.2	360.7	210.4
Reduction of goodwill and other long-lived assets	393.6	5,979.4	50,085.0	—	—
Restructuring charges	121.3	260.0	264.3	—	—
Loss from operations	(900.7)	(8,284.0)	(56,347.4)	(865.1)	(153.2)
Net loss	(933.8)	(8,738.3)	(56,121.9)	(904.7)	(171.1)
Net loss per share—basic and diluted	$(0.66)	$(6.50)	$(51.40)	$(1.27)	$(0.54)
	June 30,
	2003	2002(1)	2001(2)(3)	2000(4)(5)	1999
Consolidated Balance Sheet Data:
Working capital	$1,091.8	$1,374.8	$2,187.8	$1,325.7	$314.8
Total assets	2,137.8	3,004.5	12,245.4	26,389.1	4,096.1
Long-term obligations	16.3	8.9	18.0	61.2	9.8
Total stockholders' equity	1,671.1	2,471.4	10,706.5	24,778.6	3,619.3

(1)
We acquired IBM's optical transceiver business on December 28, 2001 in a transaction accounted for as a purchase. The Consolidated Statement of Operations for fiscal 2002 included the results of operations of the optical transceiver business subsequent to December 28, 2001 and the Consolidated Balance Sheet as of June 30, 2002 included the financial position of the optical transceiver business.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Industry Environment

        The downturn in the telecommunications industry, which began in early 2001 continued through fiscal 2003. The principal causes of the downturn, network overcapacity, constrained capital markets, financial difficulties among the major telecommunications carriers and regulatory hurdles impeding competitive access to telecommunication infrastructure, among others, continued to prevent a recovery. Inventory levels, a legacy of the explosive growth experienced during the late 1990s and 2000, remained high through fiscal 2003. Debt restructuring and cost-cutting measures, which have contributed to lower average selling prices, continued to be a primary priority for companies at all levels of the industry. The year was highlighted by the departure of several of our established telecommunication industry competitors through consolidating transactions.

        The following developments in our telecommunications markets during the past twelve months provide perspective on the dramatic changes occurring in this industry, in response to the continuing economic uncertainty and the decline in the telecommunications systems market:

  •
  A year ago, our most significant competitors in the the telecommunications industry were the optical components divisions of Nortel, Agere, Corning and Alcatel.

  •
  In November, 2002, Nortel sold its optical components division to Bookham.

  •
  In January, 2003 Agere sold most of its optical components business to TriQuint. (We subsequently acquired the undersea pump laser portion of this business from TriQuint.) Also in January, 2003, Agere sold the remainder of this business to Emcore.

  •
  In July, 2003 Alcatel and Corning sold their respective optical components businesses to Avanex.

  •
  As a result of these developments, Nortel, Agere, Corning and Alcatel are no longer engaged in the optical components business. They have been succeeded by new participants, such as TriQuint, as well as developing participants, such as Bookham, Avanex, Emcore, and a host of privately held companies.

        The impact of industry consolidation, continued inventory reductions among our customers, increasing debt concerns at the systems manufacturer and carrier levels, network overcapacity, and limited access to capital for network installation and expansion continues to severely harm our business. While the declines have slowed substantially and we have seen signs of stability in the market recently, we do not anticipate any significant recovery in the near future.

        Nevertheless, we believe the telecommunications industry will ultimately improve from the current economic slowdown and grow in the future for several reasons:

  •
  Internet traffic, an important driver of network expansion, continues, and we believe will continue, to grow at significant rates;

  •
  Internet traffic is increasingly expected to include content such as full motion video on demand (including high definition video) multichannel high quality audio, online video conferencing, image transfer, online gaming and other broadband applications, the delivery of which will place greater demand on available bandwidth;

  •
  North America and Europe have comprised the majority of optical networking deployment, but we believe there could be significant additional potential with the eventual development of other geographical markets, including Latin America and Asia;

  •
  While fiberoptic networks currently have sufficient capacity for long haul, city-to-city, and undersea applications, new markets, including intra-city metro and access, and, ultimately,

    fiber-to-the-premises (FTTP) remain largely untapped. We believe these markets represent a significant future opportunity for our industry and for us. Moreover, we anticipate that installation of fiberoptic systems into these markets will increase demand for long-haul capacity as overall network traffic expands; and

  •
  We believe the availability and popularity of WiFi (Wireless Fidelity Technology—802.11b) access has the potential to increase Internet traffic while making access to the Internet portable and secure; and

  •
  The demand for client-side or enterprise-level communications networks is expected to continue to increase as global organizations continue to upgrade and expand their information systems.

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

        While we continue to experience weakness in our telecommunications business, during fiscal 2003 our Thin Film Products Group of businesses have made significant contributions to our operating results.

        We believe that the businesses reported under our Thin Film Products segment will continue to grow in the future for several reasons:

  •
  The display market, particularly rear-projection television sets and plasma displays, are expected to increase:

  •
  Security and authentication markets are expected to continue to grow to address counterfeit concerns;

  •
  Decorative markets are expected to grow as brand differentiation becomes more important; and

  •
  There has been increased interest and demand internationally for bio-hazard detection and other security applications and we believe believe that these markets have potential to increase in both the public and private sectors.

        However, due to the current economic uncertainty, vertical product consolidations occurring in our Thin Film Products Group of businesses and other factors, our net sales in our display business declined during our fourth quarter and are expected to decline during the near term. Our ability to predict our future revenue levels in these markets is extremely limited in the near term and we are unable to predict the timing or extent of any potential growth in such markets.

Recent Accounting Pronouncements

SFAS No. 146:

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. In addition, SFAS No. 146 establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. During fiscal 2003, the Company recorded restructuring charges of $2.7 million under SFAS 146 for lease costs associated with Phase 7 of its Global Realignment Program. As we continue to restructure our business under the Global Realignment Program, we expect to record additional restructuring charges under SFAS 146.

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

        We account for our employee stock options under the intrinsic-value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," as interpreted by FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." Under APB Opinion No. 25, when the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The following table presents the effect on our net loss and net loss per share if we had applied the fair value based method of accounting under SFAS No. 123 (in millions, except per-share data):

	Years Ended June 30,
	2003	2002	2001
Reported net loss	$(933.8)	$(8,738.3)	$(56,121.9)
Add back employee stock option expense measured under APB 25	50.9	124.9	52.6
Less employee stock option expense measured under SFAS 123	(685.2)	(688.9)	(566.2)

Pro forma net loss	$(1,568.1)	$(9,302.3)	$(56,635.5)

Reported net loss per share—basic and diluted	$(0.66)	$(6.50)	$(51.40)

Pro forma net loss per share—basic and diluted	$(1.10)	$(6.92)	$(51.87)

FASB Interpretation No. 45:

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which requires a guarantor to recognize and measure certain types of guarantees at fair value. In addition, Interpretation No. 45 requires the guarantor to make new disclosures for these guarantees and other types of guarantees that are not subject to the initial recognition and initial measurement provisions. The disclosure requirements were effective for financial statements for interim or annual periods ended after December 15, 2002, while the recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We adopted the disclosure provisions of Interpretation No. 45 during the second quarter of fiscal 2003 and the initial recognition and initial measurement provisions in the third quarter of fiscal 2003. The adoption of Interpretation No. 45 did not have a material impact on the Company's financial position or results of operations.

FASB Interpretation No. 46:

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," which requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity to consolidate the assets, liabilities and results of operations of the entity. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from other parties. Interpretation No. 46 is applicable: (i) immediately for all variable interest entities created after January 31, 2003; or (ii) in the first fiscal year or interim period beginning after June 15, 2003 for those created before February 1, 2003. As of June 30, 2003, the Company had one operating lease pertaining to two separate properties, generally known as a "synthetic lease," which the Company purchased subsequent to the end of fiscal 2003. Please refer to Note 7 and Note 21 of the Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K for further discussion of the operating lease and subsequent purchase of the property.

        In addition, the Company is currently reviewing its cost and equity method investments acquired prior to February 1, 2003 to determine whether those entities are variable interest entities and, if so, if the Company is the primary beneficiary of any of its investee companies. At June 30, 2003, the Company had 23 cost and equity method investments primarily in privately held companies and venture funds that have the potential to provide strategic technologies and relationships to the Company's businesses. The Company expects to complete the review during the first quarter of fiscal 2004. Provided the Company is not the primary beneficiary, the Company's maximum exposure to loss for these investments at June 30, 2003 is limited to the carrying amount of its investment of $37.6 million in such entities and its minimum funding commitments of $21.4 million. The consolidation of any investee companies under Interpretation No. 46 could adversely affect the financial position and results of operations of the Company.

Emerging Issues Task Force Issue No. 00-21:

        In November 2002, the EITF reached a consensus on Issue No. 00-21 (EITF 00-21), "Revenue Arrangements with Multiple Deliverables," which provides guidance on the timing and method of revenue recognition for arrangements that include the delivery of more than one product or service. EITF 00-21 is effective for arrangements entered into in periods beginning after June 15, 2003. The Company does not expect adoption to have a material impact on its financial position or results of operations.

Critical Accounting Policies

        The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, net sales and expenses, and the related disclosures. We base our estimates on historical experience, our knowledge of economic and market factors and various other assumptions that we believe to be reasonable under the circumstances. Estimates and judgments used in the preparation of our financial statements are, by their nature, uncertain and unpredictable, and depend upon, among other things, many factors outside of our control, such as demand for our products and economic conditions. This uncertainty and unpredictability are heightened during periods of economic uncertainty, such as the present. Accordingly, our estimates and judgments may prove to be incorrect and actual results may differ, perhaps significantly, from these estimates under different estimates, assumptions or conditions. We believe the following critical accounting policies are affected by significant estimates, assumptions and judgments used in the preparation of our consolidated financial statements.

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

        We record provisions against our gross revenue for estimated product returns and allowances in the period when the related revenue is recorded. These estimates are based on factors that include, but are not limited to, historical sales returns, analyses of credit memo activities, current economic trends and changes in our customers' demand. Should our actual product returns and allowances exceed our estimates, additional provisions against our revenue would result.

Allowances for Doubtful Accounts:

        We perform ongoing credit evaluations of our customers' financial condition. We maintain allowances for doubtful accounts for estimated losses resulting from the inability or unwillingness of our customers to make required payments. We record our bad debt expenses as selling, general and administrative expenses. When we become aware that a specific customer is unable to meet its financial obligations to us, for example, as a result of bankruptcy or deterioration in the customer's operating results or financial position, we record a specific allowance to reflect the level of credit risk in the customer's outstanding receivable balance. In addition, we record additional allowances based on certain percentages of our aged receivable balances. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. We are not able to predict changes in the financial condition of our customers, and if circumstances related to our customers deteriorate, our estimates of the recoverability of our trade receivables could be materially affected and we may be required to record additional allowances. Alternatively, if we provide more allowances than we need, we may reverse a portion of such provisions in future periods based on our actual collection experience.

Investments:

        We hold equity interests in both publicly traded and privately-held companies. When the carrying value of an investment exceeds its fair value and the decline in value is deemed to be other-than-temporary, we write down the value of the investment and establish a new cost basis. Fair values for investments in public companies are determined using quoted market prices. Fair values for investments in privately-held companies are estimated based upon one or more of the following: assessment of the investees' historical and forecasted financial condition, operating results and cash flows, the values of recent rounds of financing, or quoted market prices of comparable public companies. We regularly evaluate our investments based on criteria that include, but not limited to, the duration and extent to which the fair value has been less than the carrying value, the current economic environment and the duration of any market decline, and the financial health and business outlooks of the investees. We generally believe an other-than-temporary decline occurs when the fair value of an investment is below the carrying value for two full consecutive quarters. Future adverse changes in these or other factors could result in an other-than-temporary decline in the value of our investments, thereby requiring us to write down such investments. Our ability to liquidate our investment positions in privately held companies will be affected to a significant degree by the lack of an actively traded market, and we may not be able to dispose of these investments in a timely manner.

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

Goodwill Valuation:

        We test goodwill for possible impairment on an annual basis and at any other time if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. Circumstances that could trigger an impairment test include but are not limited to: a significant adverse change in the business climate or legal factors; an adverse action or assessment by a regulator; unanticipated competition; loss of key personnel; the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed; results of testing for recoverability of a significant asset group within a reporting unit; and recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit.

        The determination as to whether a write down of goodwill is necessary involves significant judgment based on the short-term and long-term projections of the future performance of the reporting unit to which the goodwill is attributed. The assumptions supporting the estimated future cash flows of the reporting unit, including the discount rate used and estimated terminal value reflect our best estimates.

Long-lived asset valuation (property, plant and equipment and intangible assets):

Long-lived assets held and used

        We test long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

        Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Long-lived assets held for sale

        We classify long-lived assets as held for sale when certain criteria are met, which include: management commitment to a plan to sell the assets; the availability of the assets for immediate sale in their present condition; whether an active program to locate buyers and other actions to sell the assets has been initiated; whether the sale of the assets is probable and their transfer is expected to qualify for recognition as a completed sale within one year; whether the assets are being marketed at reasonable prices in relation to their fair value; and how unlikely it is that significant changes will be made to the plan to sell the assets. Long-lived assets held for sale are included in other current assets.

        We measure long-lived assets to be disposed of by sale at the lower of carrying amount or fair value less cost to sell. Fair value is determined using quoted market prices or the anticipated cash flows discounted at a rate commensurate with the risk involved.

Deferred Taxes:

        We regularly assess the likelihood that our deferred tax assets will be realized from recoverable income taxes or recovered from future taxable income, and we record a valuation allowance to reduce our deferred tax assets to the amount that we believe to be more likely than not realizable. Due to the uncertain economic conditions in our industry, we determined in fiscal year 2002 that we should increase our valuation allowance for deferred tax assets to reduce our net deferred tax assets to an amount representing income taxes recoverable from prior years. In 2003, all recoverable income taxes are recorded as Refundable Income Taxes and we have recorded deferred tax assets only to the extent of deferred tax liabilities.

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

Restructuring Accrual:

        During fiscal 2003, 2002 and 2001, we developed formalized plans for restructuring our businesses and recorded significant charges in connection with our Global Realignment Program. In connection with these plans, we have recorded estimated expenses for severance and outplacement costs, lease cancellations, asset write-offs and other restructuring costs. In accordance with SFAS 146, costs associated with restructuring activities initiated after December 31, 2002 have been recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. Given the significance of, and the timing of the execution of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made, including evaluating real estate market conditions for expected vacancy periods and sub-lease rents. We continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. Although we believe that these estimates accurately reflect the costs of our restructuring plans, actual results may differ, thereby requiring us to record additional provisions or reverse a portion of such provisions.

Results of Operations

        The following table sets forth the components of our Consolidated Statements of Operations as a percentage of net sales:

	Years Ended June 30,
	2003	2002	2001
Net sales	100.0%	100.0%	100.0%
Cost of sales	91.8	106.6	71.4
Gross profit (loss)	8.2	(6.6)	28.6
Operating expenses:
Research and development	22.7	23.2	10.1
Selling, general and administrative	39.5	34.8	25.3
Amortization of goodwill	—	85.4	153.0
Amortization of other intangibles	2.9	33.8	13.6
Acquired in-process research and development	0.1	2.3	12.2
Reduction of goodwill	33.5	397.1	1,537.4
Reduction of other long-lived assets	24.9	147.4	11.9
Restructuring charges	17.9	23.7	8.2

Total operating expenses	141.5	747.7	1,771.7

Loss from operations	(133.3)	(754.3)	(1,743.1)
Interest and other income, net	4.8	4.4	1.5
Gain (loss) on sale of subsidiaries' assets	(0.3)	—	54.8
Gain on sale of investments	0.6	1.4	(17.3)
Reduction in fair value of investments	(6.7)	(20.6)	(16.2)
Loss on equity method investments	(1.3)	(5.0)	(27.3)

Loss before income taxes	(136.2)	(774.1)	(1,747.6)
Income tax expense (benefit)	2.0	21.6	(11.5)

Net loss	(138.2)%	(795.7)%	(1,736.1)%

Net Sales:

        Net sales of $675.9 million in fiscal 2003 represents a decrease of $422.3 million, or 38%, from net sales of $1,098.2 million in fiscal 2002. The decline in net sales was due primarily to continued lower demand for our communications products and lower average selling prices for these products. The downturn in the telecommunications industry resulted in a decrease in network deployment and capital spending by telecommunications carriers, which in turn caused our customers to reduce their inventory levels, and hence, their need for our products. In addition, we and our competitors are experiencing increasing price pressure as we compete to supply the greatly reduced demand levels. The decline in our communications revenue in 2003 was partially offset by the increase in sales of our Thin Film Products Group, primarily in display and security markets and the inclusion of sales from L.A. Label and OptronX as of their acquisition dates of January 21, 2003 and September 18, 2002, respectively. As a result of the downturn in the telecommunications industry, revenue from our Thin Film Product Group has become increasingly significant to our total net sales, accounting for 51% of our total net sales during fiscal 2003 as compared to 27% and 13% in fiscal 2002 and 2001, respectively. We expect our Thin Film Products Group revenue to continue to account for a significant portion of our total net sales. Notwithstanding our overall increase in net sales in our Thin Film Products Group during fiscal 2003, in recent periods, we have experienced reduced demand for some of the Group's products, particularly our components used in projectors and optically variable pigments used in currencies. Looking ahead, we expect to experience both reduced revenue and operating income in this Group, as the economic uncertainty continues.

        Net sales of $1,098.2 million in fiscal 2002 represents a decrease of $2,134.6 million, or 66%, from net sales of $3,232.8 million in fiscal 2001. Net sales in fiscal 2002 included net sales of $43.3 million from IBM's optical transceiver business and Scion, both of which were acquired in fiscal 2002. The decline in our sales was primarily due to lower demand for our products and lower average selling prices, both of which were caused by the dramatic downturn in the telecommunications industry.

        Net sales in fiscal 2003 and 2002 included approximately $32.3 million and $44.9 million of contract cancellation payments, respectively. We generally recognize such revenue when no future obligations exist and we have received payments from our customers. Net sales in fiscal 2001 included no contract cancellation revenue. We expect cancellation revenue to decline further or be eliminated in future periods.

        Net sales to customers outside North America accounted for $201.3 million, $290.9 million and $1,043.4 million of total net sales, or 30%, 26% and 32%, for the years ended June 30, 2003, 2002 and 2001, respectively.

        During fiscal 2003, Texas Instruments (a customer of our Thin Film Products Group) accounted for 12% of net sales and during the fourth quarter accounted for less than 10% of net sales. During fiscal 2002, no customer accounted for more than 10% of total net sales. During fiscal 2001, three customers, Nortel Networks ("Nortel"), Alcatel, and Lucent Technologies ("Lucent") (all customers of our Communications Product Group), accounted for 14%, 12% and 10% of total net sales, respectively. Sales to our leading customers vary significantly from year to year and we do not have the ability to predict future sales to these customers. However, if the downturn in the telecommunications industry continues, we expect telecommunications carriers to continue to have low levels of capital spending, which will further affect our customers', and in turn, our sales.

        Looking forward, we expect to continue to experience no long-term visibility and fluctuations, perhaps significant fluctuations, in our sales in both our communications and non-communications businesses for the foreseeable future.    Many of our major customers continue to express uncertainty as to their future requirements, as capital spending levels remain low and uncertain. In the communications business, this uncertainty is reflected in the limited and highly variable forecasts our customers are providing of their anticipated needs for our communications products. We anticipate that we will continue to be unprofitable in the near future periods. Currently, we are able to provide sales guidance only for current periods, which is indicative or our extremely limited visibility. Nevertheless, our strategy and operating plans are based on assumptions about our future business, including our expected future sales. Failure to achieve expected sales levels will materially impair our ability to meet strategic and operating plan expectations.

        Please refer to the "Operating Segment Information" section below for further discussions with respect to net sales and operating results for each of our operating segments.

Gross Margin:

        Gross margin in fiscal 2003 was 8% of total net sales, as compared to negative 7% in fiscal 2002. Our gross margin improved in 2003 as compared to 2002 primarily as a result of the following: (i) $60.1 million of write-downs of inventories in the current fiscal year, as compared to $203.9 million in the prior year; (ii) $7.7 million of charges other than restructuring associated with our Global Realignment Program in the current fiscal year, primarily consisting of severance charges for manufacturing employees, as compared to $124.6 million in the prior year; (iii) lower depreciation in the current fiscal year due to the write-downs of property, plant and equipment as a result of our quarterly impairment reviews and the removal and disposal of property, plant and equipment under the Global Realignment Program; (iv) a decrease in warranty expense of $36.3 million as compared to the prior year as a result of lower revenues and resolution of certain warranty obligations; (v) an increase in the proportion of revenue from contract cancellation payments; and (vi) written down inventories representing a larger proportion of cost of sales than the previous year. However, these favorable developments in fiscal 2003 were partially offset by the following: (i) $18.4 million of royalty expense primarily in connection with a new patent license in fiscal 2003; (ii) our sales volumes and average selling prices in the current year were below those from the prior-year; and (iii) a lower margin product mix in the current fiscal year due to lower sales of high-margin communications components.

        Gross margin as a percentage of net sales was negative 7% in fiscal 2002 compared to 29% in fiscal 2001. The decrease in gross margin in fiscal 2002 from fiscal 2001 was primarily attributable to the following factors: (i) reductions in sales volume coupled with a continued decline in average selling prices; (ii) a lower margin product mix due to lower sales of high-margin telecommunications components; (iii) $203.9 million of write-downs of excess and obsolete inventories in fiscal 2002, or 19% of total net sales, compared to $510.6 million, or 16% of total net sales, in fiscal 2001; (iv) costs other than restructuring charges associated with the Global Realignment Program of $124.6 million, or 11% of total net sales, in fiscal 2002, primarily consisting of depreciation charges associated with the impact of changes in the estimated useful lives of property and equipment, as compared to $220.7 million, or 7% of total net sales, in fiscal 2001; and (v) stock compensation expense of $41.1 million in fiscal 2002, or 4% of total net sales, as compared to $18.2 million, or less than 1% of total net sales, in fiscal 2001. The negative impact on gross margin in fiscal 2002 was partially offset by the following: (i) consumption of inventories previously written down that had an original cost of $77.4 million, or 7% of total net sales; and (ii) contract cancellation payments of $44.9 million, or 4% of total net sales, from our customers as discussed above.

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

        Looking ahead, as a general matter, we expect our gross margins to continue to be pressured by declining average sales prices for our products and, to a lesser extent, uncertainty related to our cost of goods sold as we continue to restructure our manufacturing operations in accordance with the Global Realignment Program.    Prices have been and continue to decline for a number of reasons, some of which are more particularly described in the "Risk Factors" section of this Annual Report under the heading "Average selling prices are declining." We are taking measures, under our Global Realignment Program and other actions to reduce our cost of goods sold. However, price stability, which we do not control, is critical to our ability to achieve and predict stable gross margins.

Research and Development Expense:

        Research and development ("R&D") expense was $153.7 million in fiscal 2003, compared to $254.8 million in fiscal 2002 and $325.9 million in fiscal 2001.

        The decrease in R&D spending in absolute dollar amount in fiscal 2003 as compared to fiscal 2002 was primarily due to the cost savings resulting from our Global Realignment Program, which included the elimination of certain product development programs as well as workforce reductions. Personnel-related expenses declined by approximately $28 million in fiscal 2003. In addition, the decline in R&D expense was attributable to: (i) stock-based compensation expense of $10.3 million compared to $31.3 million in fiscal 2002; (ii) charges other than restructuring associated with our Global Realignment Program of $2.7 million, compared to $8.2 million in fiscal 2002; and (iii) lower depreciation due to the write-downs of property, plant and equipment as a result of our quarterly impairment reviews and the removal and disposal of property, plant and equipment under the Global Realignment Program.

        The decrease in R&D spending in fiscal 2002 from fiscal 2001 reflects the cost reductions resulting from our Global Realignment Program, which included the elimination of certain product development programs and workforce reductions. The decrease in R&D spending was partially offset by the following: (i) stock compensation expense of $31.3 million in fiscal 2002 primarily associated with SDL and OPA, compared to $12.1 million in fiscal 2001; (ii) the inclusion of $13.4 million of additional R&D expenses from our acquisitions of IBM's optical transceiver business and Scion in fiscal 2002; and (iii) costs other than restructuring charges under the Global Realignment Program of $8.2 million in fiscal 2002, as compared to $2.9 million in fiscal 2001.

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

Selling, General and Administrative Expense:

        Selling, general and administrative ("SG&A") expense was $267.3 million in fiscal 2003, compared to $382.9 million in fiscal 2002 and $818.1 million in fiscal 2001. The decrease in SG&A spending in absolute dollar amount in fiscal 2003 as compared to fiscal 2002 was primarily due to: (i) a decline in personnel-related expenses of $36.4 million as a result of workforce reductions, site closures and other cost cutting measures implemented under our Global Realignment Program; (ii) stock-based compensation expense of $23.4 million, compared to $52.5 million in fiscal 2002 (iii) lower depreciation due to the write-downs of property, plant and equipment as a result of our quarterly impairment reviews and the removal and disposal of property, plant and equipment under the Global Realignment Program; and (iv) net recovery of $3.4 million of uncollectible accounts due to settlement agreements with certain customers and lower bad debt expenses as a result of lower revenue and improved collections. . As a percentage of total net sales, the increase in SG&A expense was due to our total net sales declining more rapidly than our SG&A spending.

        SG&A expenses in fiscal 2001 included a one-time charge of $300.9 million of indirect acquisition costs paid to certain SDL executives. Excluding this one-time charge, the decrease in SG&A spending in fiscal 2002 from fiscal 2001 was primarily due to the following: (i) lower personnel-related expenses resulting from the reductions of workforce; (ii) lower commission expenses due to the decline in sales; and (iii) lower payroll tax expenses on non-qualified stock option exercises. These cost reductions were primarily offset by higher depreciation charges from the implementation of our Enterprise Resource Planning ("ERP") software and the inclusion of $9.6 million of SG&A expenses from our acquisitions of IBM's optical transceiver business and Scion in fiscal 2002.

        Despite our continued efforts to reduce expenses under the Global Realignment Program, we continue to incur comparatively high levels of SG&A expense as a percentage of our net sales. Our high SG&A levels are, to a major extent, a legacy of our historic level of operations. In March, 2001, we employed approximately 29,000 persons at 41 sites (excluding sales offices). As of June 30, 2003, we employed 5,489 persons, at 12 sites (excluding sales offices). As we have reduced the number of our locations, we have made significant progress in reducing our SG&A expense. However, additional effort remains to align our SG&A levels to our current and expected operations, which alignment will be crucial to our recovery and we may not be successful in this effort. Also, we expect to incur additional SG&A expenses as we implement the requirements of the Sarbanes-Oxley Act of 2002, in particular, Section 404 thereof, which requires management to report on, and our independent auditors to attest to, our internal controls. There can be no assurance that our SG&A expense will continue to decline in the future or that, more importantly, we will develop a cost structure (including our SG&A expense) which will lead to profitability under current and expected revenue levels.

Amortization of Goodwill:

        No amortization of goodwill was recorded during fiscal 2003, as compared to $937.5 million and $4,945.9 million during fiscal 2002 and 2001, respectively. On July 1, 2002, we adopted SFAS No. 142, under which goodwill is no longer amortized but is reviewed for impairment annually, or more frequently if certain events or changes in circumstances indicate that the carrying value may not be recoverable. Please refer to the "Reduction of Goodwill" section below for further discussion of the impairment review on goodwill.

Amortization of Purchased Intangibles:

        In fiscal 2003, amortization of purchased intangibles was $19.8 million, compared to $371.2 million in fiscal 2002 and $441.1 million in fiscal 2001. The decrease in amortization was primarily due to the write-downs of the carrying amount of the purchased intangibles as a result of impairment charges recorded. Please refer to the "Reduction of Other Long-Lived Assets" section below for further discussion of the impairment charges related to our purchased intangibles.

Acquired In-process Research and Development:

        In fiscal 2003, we recorded charges of $0.4 million for acquired in-process research and development ("IPR&D") in connection with our acquisition of OptronX. In fiscal 2002, we recorded charges of $25.3 million resulting from our acquisition of IBM's optical transceiver business ($22.1 million) and Scion ($3.2 million). In fiscal 2001, we recorded charges of $393.2 million resulting from the acquisition of SDL ($380.7 million), OPA ($3.0 million), Iridian ($0.6 million) and Epion ($8.9 million). These amounts were expensed on the acquisition dates because the acquired technology had not yet reached technological feasibility and had no future alternative uses. There can be no assurance that acquisition of businesses, products or technologies by us in the future will not result in substantial charges for acquired IPR&D.

        A description of the acquired IPR&D, stage of development, estimated date of completion and costs to complete for our fiscal 2003 acquisitions, as well as the current status of the acquired IPR&D projects for each acquisition prior to fiscal 2003 can be found at the end of Management's Discussion and Analysis of Financial Condition and Results of Operations.

Reduction of Goodwill:

        During fiscal 2003, we recorded $225.7 million of impairment charges in accordance with SFAS No. 142. During fiscal 2002 and fiscal 2001, we recorded $4,360.8 million and $49,699.5 million, respectively, of impairment charges in accordance with SFAS No. 121.

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

        As part of our quarterly review of financial results in the first quarter of fiscal 2003, we noted indicators that the carrying value of our goodwill may not be recoverable and performed an additional impairment review. The impairment review was performed because of the prolonged economic downturn affecting our operations and revenue forecasts. As we determined that the continued decline in market conditions within our industry was significant and prolonged, we evaluated the recoverability of our goodwill in accordance with SFAS No. 142 during the first quarter of fiscal 2003. We did not identify any impairment indicators during the rest of fiscal 2003.

        Under the first step of the interim SFAS No. 142 analysis, performed during the first quarter of fiscal 2003, the fair value of the reporting units was determined based on a combination of the income approach, which estimates the fair value based on the future discounted cash flows, and the market approach, which estimates the fair value based on comparable market prices. Under the income approach, we assumed a cash flow period of 5 years, long-term annual growth rates of 9% to 33%, a discount rate of 12.5% and terminal value growth rates of 5% to 7%. Based on the first step analysis, we determined that the carrying amount of three reporting units within the Communications Products Group was in excess of their fair value. As such, we were required to perform the second step analysis on the three reporting units that failed the first step test to determine the amount of the impairment loss. As of the filing of the Quarterly Report on Form 10-Q for the first quarter of fiscal 2003, we had not completed the second step analysis due to the complexities involved in determining the implied fair value of the goodwill of each reporting unit. However, we determined that an impairment loss was probable and could be reasonably estimated. Therefore, as permitted by SFAS No. 142, we recorded an estimated impairment charge of $224.4 million to reduce the carrying value of our goodwill in the first quarter of fiscal 2003.

        During the second quarter of fiscal 2003, we completed the second step analysis in connection with the impairment review for the first quarter of fiscal 2003 and recorded an additional impairment charge of $1.3 million, as the actual impairment charge was determined to be higher than the estimated charge recorded in the first quarter of fiscal 2003.

        During the fourth quarter of fiscal 2003, we were required to perform an annual impairment review related to the carrying value of goodwill as of June 30, 2003. We completed the annual impairment review related to the carrying value of goodwill as of June 30, 2003 and determined that there was no impairment beyond amounts previously recorded as of that date.

        The following table summarizes the impairment charges recorded during fiscal 2003 (in millions):

Reporting Units
Communications Products Group:
Active Components	$54.6
Optical Layer	28.7
Transmission	142.4

Total	$225.7

Fiscal 2002 Charges:

        As a result of the Phase 2 restructuring activities in the first quarter of fiscal 2002, we restructured our businesses and realigned our operations to focus on certain markets and core opportunities. In the process, we abandoned certain redundant products and product platforms and reduced our workforce that had been valued in previous acquisitions. In accordance with SFAS No. 121, we wrote down the related intangible assets to their fair value, which was determined to be $0, and recorded total charges of $31.2 million related to goodwill.

        As part of our quarterly reviews of financial results, we noted indicators in the second, third and fourth quarters of fiscal 2002 that the carrying value of our goodwill may not be recoverable and performed an impairment review. The impairment review was performed pursuant to SFAS No. 121 because of the prolonged economic downturn affecting our operations and revenue forecasts. As a result of the prolonged economic downturn, our projected future revenue and cash flows for certain of our asset groupings were revised downward in the second, third and fourth quarters of fiscal 2002. Therefore, we recorded charges to reduce goodwill based on the amounts by which the carrying amounts of these assets exceeded their fair value. Fair value was determined based on discounted future cash flows for the operating entities that had separately identifiable cash flows.

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

        The following table summarizes the write-downs of goodwill for the fourth quarter of fiscal 2002 (in millions):

Acquired Entities	Reductions of Goodwill	Long-Term Annual Growth Rate
Epitaxx	$130.8	25%-40%
SDL	43.5	15%-50%
UNL	18.7	25%-50%

Total	$193.0

        We assumed a cash flow period of 5 years, a discount rate of 14%, and terminal growth rates of 7%. The long-term annual growth rates are higher in the early years of the 5-year cash flow period, representing our estimated growth in the period of industry recovery, which decreases in the later years.

Fiscal 2001 Charges:

        As a result of the Phase 1 restructuring activities in the fourth quarter of fiscal 2001, we restructured certain of our businesses and realigned our operations to focus on our more attractive markets and core opportunities. In the process, we abandoned certain redundant products and product platforms and reduced our workforce that had been valued in previous acquisitions. In accordance with SFAS No. 121, we wrote down the related intangible assets to their fair value, which was determined to be $0, and recorded total charges of $3,075.4 million related to goodwill.

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

        The following table summarizes the write-downs of goodwill for the third quarter of fiscal 2001 (in millions):

Acquired Entities	Reductions of Goodwill	Long-Term Annual Growth Rate
ETEK	$7,669.6	15%-40%
SDL	29,214.4	15%-40%
EPD	2,397.3	15%-40%
Other	495.9	15%-40%

Total	$39,777.2

        We assumed a cash flow period of 5 years, a discount rate of 13%, and terminal growth rate of 7%. The long-term annual growth rates are higher in the early years of the 5-year cash flow period, representing our estimated growth in the period of industry recovery, and a reduced growth rate in the later years.

        The following table summarizes the write-downs of goodwill for the fourth quarter of fiscal 2001 (in millions):

Acquired Entities	Reductions of Goodwill	Long-Term Annual Growth Rate
E-TEK	$3,353.9	15%-60%
OCLI	1,012.7	15%-60%
SDL	2,480.3	15%-60%

Total	$6,846.9

        We assumed a cash flow period of 5 years, a discount rate of 14.5%, and terminal growth rate of 7%. The long-term annual growth rates are higher in the early years of the 5-year cash flow period, representing our estimated growth in the period of industry recovery, which decreases in the later years.

Reduction of Other Long-Lived Assets

        During fiscal 2003, we recorded $167.9 million of reductions in the carrying value of our long-lived assets in accordance with SFAS No. 144. During fiscal 2002 and fiscal 2001, we recorded $1,618.6 million and $385.5 million, respectively, of reductions in the carrying value of our long-lived assets in accordance with SFAS No. 121. These charges excluded asset write-downs associated with the Global Realignment Program. The following table summarizes the components of the reductions of other long-lived assets (in millions):

	Years Ended June 30,
	2003	2002	2001
Assets held and used:
Purchased intangibles (other than goodwill)	$68.6	$1,243.1	$375.3
Property, plant and equipment	79.1	375.5	10.2
Assets held for sale:
Property, plant and equipment	20.2	—	—

Total reductions of other long-lived assets	$167.9	$1,618.6	$385.5

Fiscal 2003 Charges:

Assets Held and Used:

        On July 1, 2002, we adopted SFAS No. 144, under which long-lived assets other than goodwill are tested for recoverability if certain events or changes in circumstances indicate that the carrying value may not be recoverable. We noted indicators during the first quarter of fiscal 2003 that the carrying value of our long-lived assets, including purchased intangibles recorded in connection with its various acquisitions and property, plant and equipment, may not be recoverable and performed an impairment review. The impairment review was performed pursuant to SFAS No. 144 because of the prolonged economic downturn affecting our operations and revenue forecasts. As a result of the prolonged economic downturn, our projected future revenue and cash flows for certain of our asset groupings were revised downward in the first quarter of fiscal 2003. Therefore, we evaluated the recoverability of long-lived assets and recorded impairment charges based on the amounts by which the carrying amounts of these assets exceeded their fair value. For purchased intangibles, fair value was determined based on discounted future cash flows for the operating entities that had separately identifiable cash flows. For tangible fixed assets, we valued these assets that were subject to impairment using specific appraisals.

        The following table summarizes the write-downs of purchased intangibles and property, plant and equipment by acquisition for the first quarter of fiscal 2003 (in millions):

Acquired Entities	Purchased Intangibles	Property, Plant and Equipment
Datacom	$39.1	$15.6
Epitaxx	19.9	26.3
SDL	—	24.3
Scion	8.9	12.9
Other	0.7	—

Total	$68.6	$79.1

        During the rest of fiscal 2003, we noted no impairment indicators in connection with our long-lived assets held and used, and accordingly, a test of recoverability of our long-lived assets was not required.

Assets Held for Sale:

        During the third quarter and fourth quarter of fiscal 2003, we classified certain property, plant and equipment intended to be disposed of within a twelve month period as assets held for sale. In accordance with SFAS No. 144, we recorded an impairment charge of $13.3 million, representing the amount by which their carrying value exceeds fair value less cost to sell. During the first quarter of fiscal 2003, we classified certain property and equipment as assets held for sale in connection with the sales of our SIFAM and Cronos subsidiaries and recorded total impairment charges of $6.9 million.

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

        As part of our quarterly reviews of financial results, we noted indicators in the second, third and fourth quarters of fiscal 2002 that the carrying value of our long-lived assets, including significant amounts of purchased intangibles recorded in connection with its various acquisitions, may not be recoverable and performed an impairment review. The impairment review was performed pursuant to SFAS No. 121 because of the prolonged economic downturn affecting our operations and revenue forecasts. As a result of the prolonged economic downturn, our projected future revenue and cash flows for certain of our asset groupings were revised downward in the second, third and fourth quarters of fiscal 2002. Therefore, we recorded charges to reduce our long-lived assets based on the amounts by which the carrying amounts of these assets exceeded their fair value. Fair value was determined based on discounted future cash flows for the operating entities that had separately identifiable cash flows.

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

        The following table summarizes the write-downs of its long-lived assets, consisting of purchased intangibles and property, plant and equipment, for the fourth quarter of fiscal 2002 (in millions):

Acquired Entities	Purchased Intangibles	Property, Plant and Equipment	Long-Term Annual Growth Rate
E-TEK	$—	$63.2	22%-45%
JDS FITEL	132.5	90.7	17%
SDL	165.2	61.7	15%-50%
Other	6.8	72.6	7%-50%

Total	$304.5	$288.2

        We assumed a cash flow period of 1 - 5 years, a discount rate of 14%, and terminal growth rate of 7%. The long-term annual growth rates are higher in the early years of the 5-year cash flow period, representing our estimated growth in the period of industry recovery, and a reduced growth rate in the later years.

Fiscal 2001 Charges:

        As a result of the Phase 1 restructuring activities in the first quarter of fiscal 2001, we restructured our businesses and realigned our operations to focus on certain markets and core opportunities. In the process, we abandoned certain redundant products and product platforms and reduced our workforce that had been valued in previous acquisitions. In accordance with SFAS No. 121, we wrote down the related intangible assets to their fair value, which was determined to be $0, and recorded total charges of $298.1 million related to purchased intangibles other than goodwill.

        As part of our quarterly reviews of financial results, we noted indicators in the third and fourth quarters of fiscal 2001 that the carrying value of our long-lived assets, including significant amounts of purchased intangibles recorded in connection with our various acquisitions, may not be recoverable and performed an impairment review. The impairment review was performed pursuant to SFAS No. 121 because of the prolonged economic downturn affecting our operations and revenue forecasts. As a result of the prolonged economic downturn, projected future revenue and cash flows for certain of our asset groupings were revised downward in the fourth quarter of fiscal 2001. Therefore, we recorded charges to reduce our long-lived assets based on the amounts by which the carrying amounts of these assets exceeded their fair value. Fair value was determined based on discounted future cash flows for the operating entities that had separately identifiable cash flows.

        The following table summarizes the write-downs of its long-lived assets, consisting of purchased intangibles and property, plant and equipment, for the fourth quarter of fiscal 2001 (in millions):

Acquired Entities	Purchased Intangibles	Property, Plant and Equipment	Long-Term Annual Growth Rate
OCLI	$77.2	$8.6	15%-60%
SDL	—	1.6	15%-60%

Total	$77.2	$10.2

        We assumed a cash flow period of 5 years, a discount rate of 14.5%, and terminal growth rate of 7%. The long-term annual growth rates are higher in the early years of the 5-year cash flow period, representing our estimated growth in the period of industry recovery, and a reduced growth rate in the later years.

Global Realignment Program Charges (Restructuring and Other Charges):

        In April 2001, we initiated the Global Realignment Program, under which we began restructuring our business in response to the economic downturn. Since inception, we have implemented 7 phases of restructuring activities and recorded total restructuring charges of $645.6 million (of which $121.3 million, $260.0 million and $264.3 million were recorded in fiscal 2003, 2002 and 2001, respectively). In addition, we incurred charges other than restructuring of $474.9 million related to the Global Realignment Program (of which $55.7 million, $182.7 million and $236.5 million were recorded in fiscal 2003, 2002 and 2001, respectively). Please refer to "Note 13. Global Realignment Program Charges" of our Notes to Consolidated Financial Statements for a detailed discussion on these charges associated with our Global Realignment Program.

        Under the Global Realignment Program, we are consolidating and reducing our manufacturing, research and development, sales and administrative facilities in North America, Europe and Asia-Pacific. The total number of sites and buildings closed or scheduled for closure is 29. Based on the decisions made through the end of fiscal 2003, we expect to reduce our total workforce by approximately 19,630 employees upon the completion of the Global Realignment Program. As of June 30, 2003, 19,347 employees have been terminated.

        In response to the continued business slowdown, we are planning further restructuring activities under the Global Realignment Program, including primarily further reductions of employment and additional site closures. The majority of the actions and announcements under the Global Realignment Program are expected to be completed by the end of December 2003. Since its inception, we have reduced our annual expenses to date by approximately $1.2 billion. We expect that, when completed, the Global Realignment Program will generate a total annual cost reduction rate of approximately $1.3 billion. We estimate that the total cost of the Global Realignment Program will be approximately $1.2 billion, of which $1.1 billion was recorded through the end of fiscal 2003.

        The Global Realignment Program represents our concerted efforts to respond to economic uncertainty of our industry. However, these efforts may be insufficient. The Global Realignment Program may not be successful in achieving the expected cost reductions or other benefits, may be insufficient to align our operations with customer demand and the changes affecting our industry, or may be more costly or extensive than currently anticipated.

Interest and Other Income, Net:

        Net interest and other income was $32.5 million in fiscal 2003, compared to $48.3 million in fiscal 2002 and $48.5 million in fiscal 2001. The decrease in fiscal 2003 and 2002 from the prior-year was primarily attributable to the decline in interest income as a result of lower average daily cash and investment balances and lower interest rates. However, during fiscal 2002, we changed our investment portfolio mix of taxable and tax-exempt securities to taxable securities only, which resulted in additional interest income.

Gain (loss) on Sale of Subsidiaries' Net Assets:

        In fiscal 2003, we completed the sale of all or significantly all of the assets of three of our subsidiaries located in Billerica, Massachusetts, Raleigh, North Carolina and Torquay, United Kingdom, and recognized a net loss of $2.2 million from the transactions.

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

Gain (Loss) on Sale of Investments:

        In fiscal 2003 and 2002, we recognized total gains of $4.0 million and $15.0 million, respectively, primarily from sales of certain non-marketable equity securities and fixed income securities. In fiscal 2001, we sold 41.0 million shares of Nortel common stock for total proceeds of $659.2 million, resulting in a realized loss of $559.1 million.

Reduction in Fair Value of Investments:

        In fiscal 2003, we recorded $45.4 million of other-than-temporary reductions in fair value of our available-for-sale and non-marketable investments, compared to $225.8 million and $522.1 million in fiscal 2002 and 2001, respectively. When the carrying value of an investment exceeds the fair value and the decline in fair value is deemed to be other-than-temporary, we write down the value of the investment to its fair value. The write-downs in fiscal 2003 consisted of $25.0 million related to the decline in fair value of our investment in Adept and $20.4 million related to other non-marketable equity securities. The write-downs in fiscal 2002 consisted of $187.3 million related to our investment in Nortel common stock, $9.6 million related to other available-for-sale investments and $28.9 million related to non-marketable equity securities. The write-downs in fiscal 2001 consisted of $511.8 million related to our investment in Nortel common stock and $10.3 million related to other available-for-sale investments.

        Should the fair value of our investments continue to decline in the future, we may be required to record additional charges if the decline is determined to be other-than-temporary.

Loss on Equity Method Investments, Net:

        We recorded $8.5 million of charges in fiscal 2003, as compared to $54.6 million and $883.9 million in fiscal 2002 and 2001, respectively. Charges in fiscal 2003 consisted of our pro rata share of the net losses on our equity method investments. Charges in the prior-year periods included: (i) $40.0 million in fiscal 2002 related to our pro rata share of net losses in ADVA and other equity method investments, compared to a pro rata share of net losses of $3.0 million in fiscal 2001; (ii) $13.9 million in fiscal 2002 related to a charge to write down the carrying value of our investment in ADVA due to an other-than-temporary decline in its market value, compared to $744.7 million in fiscal 2001; and (iii) $0.7 million of amortization expense in fiscal 2002 related to the difference between the cost of the investment and the underlying equity in the net assets of ADVA, compared to $136.2 million in fiscal 2001.

        The carrying value of our investment in ADVA was reduced to $0 in the second quarter of fiscal 2002, and no further pro rata share of ADVA's net losses was recorded thereafter as we had no commitment to provide additional funding to ADVA. Should ADVA report net income in future periods, we will resume applying the equity method after our pro rata share of ADVA's net income exceeds our pro rata share of ADVA's net losses not recognized during the periods the equity method was suspended.

Income Tax Expense (Benefit):

        We recorded a provision for income tax expense of $13.5 million and $237.3 million for fiscal year 2003 and 2002, respectively, and an income tax benefit of $371.9 for the fiscal year 2001. The expected tax benefit derived by applying the federal statutory rate to the operating loss for fiscal 2003 differed from the income tax expense recorded primarily due to non-deductible acquisition-related charges and increases to the valuation allowance for deferred tax assets.

        Included in the $13.5 million provision for income taxes recorded for fiscal year 2003 is an $18.0 million expense related to the prior financial reporting period ended June 30, 2002 and resulted from an increase in our valuation allowance for deferred tax assets. During the fiscal year ended 2003, Canadian tax authorities completed a review of our pending claims for refunds of prior-year income taxes. As a result of this review, certain matters related to carryback periods and minimum taxes were identified that caused us to conclude that we had recorded $18.0 million of net deferred tax assets in excess of income taxes actually recoverable from prior years and, therefore, necessitated the recording of an additional valuation allowance for deferred tax assets. As of June 30, 2002, management concluded that due to the existing economic environment, we should not record net deferred tax assets in excess of recoverable income taxes. The $18.0 million amount recorded in fiscal year 2003 was not material to the period in which it should have been recorded nor material to the consolidated results of operations for the year ending June 30, 2003. The impact on the net loss for the year ended June 30, 2002 would have been an increase of $18.0 million, and the basic and diluted net loss per share would have increased by $0.01 and we would have restated the consolidated balance sheet as of June 30, 2002 by reducing the net deferred income tax asset by $18.0 million. Net loss for the year ended June 30, 2003 would have decreased by $18.0 million, and the basic and diluted net loss per share would have decreased by $0.01.

        During fiscal 2003, we recorded a $7 million reduction to income tax expense as a result of appreciation in the carrying value of available-for-sale investments that reduced by $7 million the amount of valuation allowance for deferred tax assets recorded in connection with the loss from continuing operations. Fluctuations in the value of our available for sale investments may create volatility in the income tax provision (benefit) in future quarters.

        The expected tax benefit derived by applying the federal statutory rate to the operating loss for fiscal 2002 and 2001 differed from the income tax expense recorded primarily due to non-deductible acquisition-related charges, increases to the valuation allowance for deferred tax assets and reductions in the deferred tax assets recorded in prior years attributable to assumed employee stock options that have been cancelled or exercised when the share value on the option exercise dates was less than the value recorded for purchase accounting purposes.

        At June 30, 2003, the valuation allowance for deferred tax assets was $2,489.5 million. Approximately $55.4 million of the valuation allowance for the deferred tax assets was attributable to acquisition-related items that if and when realized in future periods, will first reduce goodwill, then other non-current intangible assets of acquired subsidiaries, and then income tax expense. Approximately $476.2 million of the valuation allowance as of June 30, 2003 was attributable to stock option deductions, the benefit of which will be credited to paid-in capital when and if realized.

        During fiscal year 2003, we received $75.1 million of net tax refunds primarily attributable to the carry-back of Canadian tax net operating losses. During fiscal 2003, we settled certain foreign tax examinations relating to pre-acquisition periods of acquired subsidiaries. Approximately $5.5 million was recorded as an increase to goodwill in connection with the settlements. We are currently subject to various federal, state and foreign audits by taxing authorities. We believe that adequate amounts have been provided for any adjustments that may result from these examinations.

Operating Segment Information:

        Communications Products Group.    Net sales of $333.0 million in fiscal 2003 decreased as compared to net sales of $797.9 million in fiscal 2002. The decline in our sales was primarily due to lower demand for our communications products and lower average selling prices caused by the dramatic downturn in our industry, which resulted in a decrease in network deployment and capital spending by telecommunications carriers. This in turn caused our customers to reduce their inventory levels. Operating loss as a percentage of net sales was 69% in fiscal 2003, as compared to an operating loss of 89% in fiscal 2002. In fiscal 2001, operating income as a percentage of net sales was 13%.

        Thin Film Products Group.    Net sales of $342.8 million in fiscal 2003 represented an increase of $49.3 million, or 17%, from fiscal 2002. The increase in our sales was primarily attributable to higher demand for our thin film products for display and security markets. Operating income as a percentage of net sales was 15% during the current fiscal year, as compared to an operating loss of 0.1% during fiscal 2002. Net sales of $293.5 million in fiscal 2002, a decrease of $127.3 million, or 30%, from fiscal 2001 was primarily due to lower demand for our commercial laser products and thin film products for telecommunications markets as a result of the industry downturn. Operating loss as a percentage of net sales was 0.1% in fiscal 2002, as compared to an operating income of 38% of net sales in fiscal 2001. The decrease was primarily due to a significant decline in sales coupled with lower average selling prices, a higher fixed cost base as a percentage of net sales, charges associated with the implementation of our Global Realignment Program, and inventory write-downs.

        Notwithstanding our overall increase in net sales in our Thin Film Products Group during fiscal 2003, in the fourth quarter of fiscal 2003, we experienced reduced demand for some of the Group's products, particularly our light engines used in projectors and optically variable pigments used in currencies. Looking ahead, we expect to experience both reduced revenue and operating income in the Group, as the economic uncertainty continues.

Liquidity and Capital Resources

        We had a combined balance of cash, cash equivalents and short-term investments of $1,234.1 million at June 30, 2003. Our total debt outstanding, including capital lease obligations, was $8.2 million at June 30, 2003.

        Operating activities used $220.0 million in cash during fiscal 2003, primarily resulting from: (i) our net loss adjusted for depreciation and amortization, stock-based compensation expense, reductions of goodwill and other long-lived assets, non-cash charges associated with our Global Realignment Program, and gains and losses on our investments; and (ii) a decrease in accrued payroll and related expenses, offset by a decrease in accounts receivable, inventories, deferred income taxes and other current assets. Our operating cash flows were favorably affected by approximately $75.1 million in net tax refunds received in fiscal 2003.

        Accounts receivable were lower in fiscal 2003 primarily due to a decline in sales. Days sales outstanding in accounts receivable was 55 days both at June 30, 2003, and June 30, 2002. Inventory levels were lower at June 30, 2003 primarily due to lower production volumes coupled with the write-downs of excess and obsolete inventories.

        Net deferred income taxes decreased in fiscal 2003 due to the reclass of $39 million to income taxes receivable and the increase of $18 million in the valuation allowance for deferred tax assets recorded in prior periods due to the disallowance of certain carry-back claims by the Canadian government.

        Cash provided by investing activities was $33.7 million in fiscal 2003, primarily resulting from the following: (i) $85.3 million provided by the sale of available-for-sale and other investments, net of purchases; and (ii) $28.4 million from the sale of property, plant and equipment, offset by acquisitions including L.A. Label and OptronX as well as additional capital expenditures. We expect to incur capital spending of between $90.0 million to $120.0 million in fiscal 2004, compared to $47.2 million in fiscal 2003.

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

        Our financing activities provided cash of $20.6 million in fiscal 2003. We generated $21.4 million from the exercise of stock options and the sale of common stock through our employee stock purchase plans, offset by the repayment of $0.8 million in debt.

Financial Commitments:

        Our investment portfolio includes minority investments in certain privately-held companies. As of June 30, 2003, we had a commitment to provide additional funding of up to a maximum of $21.4 million to certain venture capital investment partnerships.

Lease Commitments:

        As of June 30, 2003, we had one master lease agreement with a special purpose entity (the "Lessor"), managed and administered by a trustee, for the development of manufacturing, research and development and administrative facilities in Melbourne, Florida and Raleigh, North Carolina. This arrangement is a variable interest entity as defined under FASB Interpretation No. 46 and we are the primary beneficiary. Under a related credit agreement, a group of financial institutions has committed to fund the Lessor a maximum of $59.6 million to develop the projects. As of June 30, 2003, $42.3 million has been drawn and no further withdrawal is permitted as the funding period has expired in accordance with the lease agreement. The lease has an initial term of five years, which began on August 4, 2000, and we have an option to renew the lease for two additional terms of one year each, subject to certain conditions. At any time prior to the expiration date of the lease, we may, at our option, purchase the properties from the Lessor for $44.7 million (the "Termination Value"), representing the principal balance of the loan and capitalized interest. If we elect not to purchase the properties, we may exercise our option to sell them to a third party at market value within 180 days before the end of the lease term. Under the sale option, we keep any sale proceeds in excess of the Termination Value. If the sale proceeds are below the Termination Value, we are obligated to pay up to approximately $37.5 million of any shortfall.

        On an annual basis or when indicators of impairment exist, we are required to evaluate the expected fair value of the properties at the end of the lease term. In the event we determine that it is probable and estimable that the expected fair value of the properties at the end of the lease term will be less than the Termination Value, we accrue for the estimated loss. We recorded the following amounts in connection with the estimated loss on the properties (in millions):

	Years Ended June 30,
	2003	2002	2001
Raleigh, North Carolina properties	$3.7	$11.8	$—
Melbourne, Florida properties	6.9	—	—

Total	$10.6	$11.8	$—

Raleigh, North Carolina Properties:

        In connection with its Phase 2 restructuring activities, we announced our plan to vacate buildings located in the Raleigh, North Carolina site. During fiscal 2002, we noted indicators of impairment and accrued losses of $11.8 million, representing the difference between the expected fair value of the properties at the end of the lease term and their carrying value. During fiscal 2003, we accrued additional losses of $3.7 million. We recorded these charges under "Restructuring charges" in the Consolidated Statements of Operations.

Melbourne, Florida Properties:

        During fiscal 2003, we noted indicators of impairment and accrued losses of $6.9 million and recorded such amounts as deferred assets, which are being amortized on a straight-line basis through the end of the lease term. As of June 30, 2003, $2.3 million was included under "Other current assets" and $2.7 million was included under "Other assets" in the Consolidated Balance Sheet. Amortization expense totaled $1.9 million during fiscal 2003 and was recorded under "Selling, general and administrative expense" in the Consolidated Statement of Operations.

        Neither the real estate assets nor the debt associated with the development of the projects was included on our Consolidated Balance Sheet as of June 30, 2003. Beginning in the first quarter of fiscal 2004, we will be required to consolidate the real estate assets and liabilities associated with the operating lease in accordance with Interpretation No. 46 and the impact on our financial position and results of operations will be as follows:

Consolidated Balance Sheet:

Accounts	Explanation of Impact
Other current assets	Decrease by $2.3 million due to the recognition of deferred impairment charges related to the Melbourne, Florida properties.
Property, plant and equipment, net	(i) Increase by $41.9 million for the net book value of the properties in both locations;
(ii) Decrease by the $15.5 million accrued loss recorded in connection with the Raleigh, North Carolina properties; and
(iii) Decrease by the $6.9 million accrued loss recorded in connection with the Melbourne, Florida properties.
Other assets	Decrease by $2.7 million due to the recognition of deferred impairment charges related to the Melbourne, Florida properties.
Restructuring accrual	(i) Decrease by the $15.5 million accrued loss associated with the Raleigh, North Carolina properties; and
(ii) Decrease by $0.1 million due to the reversal of accrued lease charges associated with the Raleigh, North Carolina properties.
Other non-current liabilities	(i) Increase by $44.7 million related to our debt obligations associated with the properties in both locations.
(ii) Decrease by the $6.9 million accrued loss associated with the Melbourne, Florida properties.
Accumulated deficit	(i) Increase by $5.0 million for the decrease in the fair value of the Melbourne, Florida properties; and

(ii) Increase by $2.6 million due to the difference between the assets and liabilities added to the balance sheet, which is offset by the reversal of accrued lease charges associated with the Raleigh, North Carolina properties.

Consolidated Statement of Operations:

Accounts	Explanation of Impact
Reduction of long-lived assets	Increase by $5.0 million for the decrease in the fair value of the Melbourne, Florida properties.
Cumulative effect of a change in accounting principle
Increase by $2.6 million due to the difference between the assets and liabilities added to the balance sheet, which is offset by the reversal of accrued lease charges associated with the Raleigh, North Carolina properties.

        As of June 30, 2003, we restricted $47.7 million of our short-term investments as collateral for specified obligations of the Lessor under the lease. These investment securities are restricted as to withdrawal and are managed by third parties subject to certain limitations under our investment policy. In addition, we must maintain a minimum consolidated tangible net worth, as defined, of $500.0 million.

        Subsequent to the end of fiscal 2003, we purchased the properties discussed above for approximately $44.7 million in cash. The transaction closed on September 16, 2003 (See Note 21 of the Notes to Consolidated Financial Statements).

        As of June 30, 2003, we had three standby letter of credit facilities totaling $7.9 million. In addition, we had an operating bank line of credit of $5.0 million. Advances under the line of credit bear interest at the U.S. prime rate. As of June 30, 2003, the interest rate was 4.00% and we had no outstanding borrowings under the line of credit.

        The following table summarizes our contractual cash obligations (excluding obligations incurred in the ordinary course of business such as accounts payable) as of June 30, 2003, and the effect these obligations are expected to have on our liquidity and cash flow in future periods (in millions):

	FY 2004	FY 2005	FY 2006	FY 2007	FY 2008	Thereafter	Total
Debt obligations	$2.2	$0.1	$0.4	$—	$—	$—	$2.7
Capital lease obligations, including interest expense	0.8	0.8	0.8	0.9	0.9	2.3	6.5
Non-marketable investments	21.4	—	—	—	—	—	21.4
Royalty obligations	1.5	3.0	4.3	4.5	2.3	—	15.6
Operating lease obligations	31.5	30.8	29.5	25.7	19.3	75.7	212.5
Losses on purchase commitments	8.7	—	—	—	—	—	8.7

Total	$66.1	$34.7	$35.0	$31.1	$22.5	$78.0	$267.4

        As of June 30, 2003, operating lease obligations of $112.1 million in connection with our Global Realignment Program and losses on purchase commitments of $8.7 million were accrued in our Consolidated Balance Sheet.

        We expect to use approximately $100.0 to $125.0 million in cash in fiscal 2004, exclusive of amounts required relating to our acquisition and investment activities during the fiscal year and including expected net tax refunds to be received and cash payments under the Global Realignment Program. We believe that our existing cash balances and investments will be sufficient to meet our liquidity and capital spending requirements at least through the next 12 months. However, possible investments in or acquisitions of complementary businesses, products or technologies may require the use of additional cash or financing prior to such time. Moreover, due to the continued industry slowdown and the implementation of our Global Realignment Program, we have in recent periods consumed, and we expect to continue to consume, portions of our cash reserves to fund our operations. The amounts consumed to date, together with the amounts currently anticipated to be spent, are not expected to materially impair our financial condition. However, if the current economic uncertainty remains protracted, we may need to expend additional, currently unanticipated, cash reserves to fund our operations. Our liquidity could be negatively affected by a continued decline in demand for our products, which are subject to rapid technological changes, or a reduction of capital expenditures by telecommunications carriers as a result of the economic downturn or other factors. There can be no assurance that additional debt or equity financing would be available if so required or, if available, could be secured on terms satisfactory to us.

Employee Stock Options

Stock Option Program Description:

        Our stock option program is a broad-based, long-term retention program that is intended to attract and retain employees and align stockholder and employee interests. As of June 30, 2003, we have available for issuance 83.4 million shares of common stock underlying options for grant primarily under the Amended and Restated 1993 Flexible Stock Incentive Plan and the 1996 Non-Qualified Stock Option Plan. The exercise price is generally equal to the fair value of the underlying stock at the date of grant. Options generally become exercisable over a four-year period and, if not exercised, expire from five to ten years. Substantially all of our employees participate in our stock option program.

Distribution and Dilutive Effect of Stock Options:

        The following table presents certain information regarding stock options granted to employees, including officers:

	FY 2003	FY 2002	FY 2001
Grants(1) to employees, including officers, as % of outstanding shares	1.8%	3.4%	3.5%
Grants to Senior Executive Officers(2) as % of total options granted	12.8	6.6	1.3
Grants to Senior Executive Officers as % of outstanding shares	0.2	0.2	0.1
Outstanding options held by Senior Executive Officers as % of total outstanding options	12.3	11.4	8.4

(1)
Grants exclude options assumed in connection with acquisitions.

(2)
Senior Executive Officers include Chief Executive Officer, Chief Operating Officer and Chief Financial Officer.

General Stock Option Information:

        The following table presents our option activities through the end of fiscal 2003 (in thousands, except weighted-average exercise price):

		Options Outstanding
	Options Available for Grant	Number of Options	Weighted- Average Exercise Price
June 30, 2001	24,147	171,559	$33.02
Increase in authorized shares	50,326	—	—
Granted	(46,025)	46,025	6.14
Canceled	30,551	(40,531)	35.65
Exercised	—	(11,928)	3.08
Expired	8,607	(12,551)	38.17

June 30, 2002	67,606	152,574	26.11
Increase in authorized shares	7,226	—	—
Granted	(26,108)	26,108	2.63
Canceled	26,033	(30,374)	21.91
Exercised	—	(4,081)	1.39
Expired	8,688	(23,603)	35.34

June 30, 2003	83,445	120,264	21.12

        The following table summarizes certain information regarding outstanding options as of June 30, 2003 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices (150% Increments)	Number Outstanding	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.00 - 0.03	373	0.8	$0.00	372	$0.00
0.04 - 0.04	119	5.5	0.04	118	0.04
0.24 - 0.35	109	1.2	0.32	109	0.32
0.39 - 0.39	6	1.3	0.39	6	0.39
0.60 - 0.86	2,016	3.1	0.78	2,016	0.78
0.95 - 1.39	1,246	3.7	1.19	1,246	1.19
1.45 - 2.14	3,453	5.3	1.88	1,734	1.64
2.18 - 3.27	19,702	7.3	2.75	561	2.85
3.28 - 4.82	18,288	6.1	3.87	7,321	3.98
4.98 - 7.37	7,063	3.6	6.59	6,692	6.60
7.50 - 11.19	12,695	5.8	8.93	6,177	9.03
11.29 - 16.93	13,611	4.6	14.96	8,947	15.23
16.94 - 24.63	17,957	4.0	20.68	16,173	20.76
25.63 - 36.41	4,618	5.7	29.48	4,097	29.10
38.50 - 57.31	4,590	5.3	50.71	3,602	51.00
58.56 - 87.63	7,590	6.0	70.16	5,449	69.99
88.00 - 131.81	6,687	4.6	112.12	5,316	112.57
132.31 - 146.53	141	3.0	138.24	124	138.31

	120,264			70,060

Senior Executive Options:

        The following table summarizes stock options granted to the Senior Executive Officers during fiscal 2003:

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(3)
	Number of Securities Underlying Options	% of Total Options Granted to Employees(1)
			Exercise Price Per Share(2)	Expiration Date
					5%	10%
Jozef Straus, Ph.D. Director and CEO, Emeritus	750,000	2.9%	$3.31	11/24/2010	$1,185,283	$2,838,959
Syrus P. Madavi President and Chief Operating Officer	1,600,000 500,000	6.2 1.9	2.14 3.31	07/25/2010 11/24/2010	1,634,807 790,189	3,915,648 1,892,639
Ronald C. Foster Executive Vice President and Chief Financial Officer	500,000	1.9	2.81	02/16/2011	670,825	1,606,742

(1)
Based on a total of 25.9 million options granted to our employees, including the Senior Executive Officers, during fiscal 2003.

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

        The following table presents certain information regarding option exercises and outstanding options for the Senior Executive Officers during fiscal 2003:

			Number of Securities Underlying Unexercised Options as of June 30, 2003		Values of Unexercised "In-the-Money" Options as of June 30, 2003(1)
	Shares Acquired on Exercise	Value Realized
			Exercisable	Unexercisable	Exercisable	Unexercisable
Jozef Straus, Ph.D.	—	$—	9,778,369	2,419,583	$—	$113,250
Syrus P. Madavi	—	—	—	2,100,000	—	2,189,100
Ronald C. Foster.	—	—	—	500,000	—	325,500

(1)
The value of "in-the-money" stock options represents the positive spread between the exercise price of stock options and the fair market value of the shares subject to such options at the end of fiscal year 2003, which was $3.46 per share.

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

Scion:

        The products under development at the time of acquisition were comprised of advanced integrated waveguide devices. We have incurred post-acquisition costs of $1.7 million to date and estimate that an additional investment of approximately $0.8 million in research and development over the next 6 months will be required to complete the IPR&D projects. The differences between the actual outcome noted above and the assumptions used in the original valuation of the technology are not expected to have a significant impact on our results of operations and financial position.

Datacom:

        The products under development at the time of acquisition included: (i) 10 gigabit 1310nm xenpak transceivers; (ii) small form factor fiber channel with digital optical monitoring and optical carrier; (iii) 10 gigabit 1310nm xenpak transceivers with digital optical monitoring / fiber channel; (iv) 10 gigabit 850nm xenpak transceivers; and (v) 10 gigabit 850nm XGP. Due to the uncertainty of market conditions, the 10 gigabit 1310nm xenpak transceivers with digital optical monitoring / fiber channel, the 10 gigabit 850nm xenpak transceivers and the 10 gigabit 850nm XGP projects were terminated. We completed all remaining projects in the second quarter of fiscal 2003 and have incurred total post-acquisition costs of $9.1 million. The differences between the actual outcome noted above and the assumptions used in the original valuation of the technology did not have a significant impact on our results of operations and financial position.

SDL:

        The products under development at the time of acquisition included: (i) pump laser chips; (ii) pump laser modules; (iii) Raman chips and amplifiers; (iv) external modulators and drivers; and (v) industrial laser products. The pump laser chips, industrial laser and Raman amplifier products have been completed at a cost consistent with our expectations. The external modulators and driver projects have been terminated at SDL and transferred to another division within the Company. The pump laser modules and Raman pumps are expected to be completed by the second quarter of fiscal 2004. We have incurred post-acquisition costs of $38.1 million through the end of fiscal 2003 with estimated costs to complete of $0.1 million. The differences between the actual outcome noted above and the assumptions used in the original valuation of the technology are not expected to have a significant impact on our results of operations and financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Investments

        We maintain an investment portfolio in a variety of financial instruments, including fixed and floating rate bonds, municipal bonds, auction instruments, money market instruments, corporate bonds and agency bonds. Part of our investment portfolio also includes minority equity investments in several publicly-traded companies, the values of which are subject to market price volatility. These investments are generally classified as available-for-sale and, consequently, are recorded on our balance sheets at fair value with unrealized gains or losses reported as a separate component of stockholders' equity.

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

        The following tables present the hypothetical changes in fair value in the financial instruments held at June 30, 2003 and June 30, 2002 that are sensitive to changes in interest rates. These instruments are not leveraged or hedged and are held for purposes other than trading. The modeling technique used measures the change in fair values arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points ("BPS"), 100 BPS, and 150 BPS over a 12-month horizon. Due to the current level of interest rates, a decrease of 150 BPS at June 30, 2003 is not relevant. Beginning fair values represent the principal plus accrued interest and dividends at June 30, 2003 and June 30, 2002. The following tables estimate the fair value of the portfolio at a 12-month horizon (in millions):

	Valuation of Securities Given an Interest Rate Decrease of "X" BPS			Valuation of Securities Given an Interest Rate Increase of "X" BPS
			Fair Value as of June 30, 2003
	100 BPS	50 BPS		50 BPS	100 BPS	150 BPS
U.S. Treasuries and agencies notes	$513	$511	$510	$508	$505	$503
State, municipal and county government notes and bonds	37	37	36	36	36	36
Corporate bonds and commercial paper	389	388	387	386	385	384
Money market funds	73	73	73	73	73	73

Total	$1,012	$1,009	$1,006	$1,003	$999	$996

	Valuation of Securities Given an Interest Rate Decrease of "X" BPS				Valuation of Securities Given an Interest Rate Increase of "X" BPS
				Fair Value as of June 30, 2002
	150 BPS	100 BPS	50 BPS		50 BPS	100 BPS	150 BPS
U.S. Treasuries and agencies notes	$405	$404	$403	$402	$401	$400	$399
State, municipal and county government notes and bonds	365	364	363	362	361	360	359
Corporate bonds and commercial paper	234	234	233	233	232	231	231
Money market funds	168	168	168	168	168	168	168

Total	$1,172	$1,170	$1,167	$1,165	$1,162	$1,159	$1,157

        The following analyses present the hypothetical changes in fair values of equity investments in publicly-traded companies that are sensitive to changes in global equity markets. These equity securities are held for purposes other than trading. The modeling technique used measures the hypothetical change in fair values arising from selected hypothetical changes in each stock's price. Stock price fluctuations of plus or minus 15%, 35% and 50% were selected. The following tables estimate the fair value of the publicly-traded corporate equities at a 12-month horizon (in millions):

	Valuation of Securities Given "X%" Decrease in Each Stock's Price				Valuation of Securities Given an "X%" Increase in Each Stock's Price
				Fair Value as of June 30, 2003
	50%	35%	15%		15%	35%	50%
Corporate equities	$37	$48	$63	$74	$85	$100	$111
	Valuation of Securities Given "X%" Decrease in Each Stock's Price				Valuation of Securities Given an "X%" Increase in Each Stock's Price
				Fair Value as of June 30, 2002
	50%	35%	15%		15%	35%	50%
Corporate equities	$20	$27	$35	$41	$47	$55	$61

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

        We enter into foreign exchange forward contracts on behalf of our Canadian, European and Taiwanese subsidiaries. These forward contracts offset the impact of U.S. dollar currency fluctuations on certain assets and liabilities.

        The foreign exchange forward contracts we enter into have original maturities less than 40 days. We do not enter into foreign exchange forward contracts for trading purposes. We do not expect gains or losses on these contracts to have a material impact on our financial results. At June 30, 2003, the face value of these foreign exchange forward contracts was $97 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders of JDS Uniphase Corporation

        We have audited the accompanying consolidated balance sheets of JDS Uniphase Corporation as of June 30, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of JDS Uniphase Corporation as of June 30, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 1 to the accompanying consolidated financial statements, in 2003, JDS Uniphase Corporation changed its method of accounting for goodwill and intangible assets.

                      /s/ ERNST & YOUNG LLP

San Jose, California
July 21, 2003

JDS UNIPHASE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per-share data)

	Years Ended June 30,
	2003	2002	2001
Net sales	$675.9	$1,098.2	$3,232.8
Cost of sales	620.5	1,171.1	2,306.7

Gross profit (loss)	55.4	(72.9)	926.1
Operating expenses:
Research and development	153.7	254.8	325.9
Selling, general and administrative	267.3	382.9	818.1
Amortization of goodwill	—	937.5	4,945.9
Amortization of other intangibles	19.8	371.2	441.1
Acquired in-process research and development	0.4	25.3	393.2
Reduction of goodwill	225.7	4,360.8	49,699.5
Reduction of other long-lived assets	167.9	1,618.6	385.5
Restructuring charges	121.3	260.0	264.3

Total operating expenses	956.1	8,211.1	57,273.5

Loss from operations	(900.7)	(8,284.0)	(56,347.4)
Interest and other income, net	32.5	48.3	48.5
Gain (loss) on sale of subsidiaries' net assets	(2.2)	0.1	1,770.2
Gain (loss) on sale of investments	4.0	15.0	(559.1)
Reduction in fair value of investments	(45.4)	(225.8)	(522.1)
Loss on equity method investments	(8.5)	(54.6)	(883.9)

Loss before income taxes	(920.3)	(8,501.0)	(56,493.8)
Income tax expense (benefit)	13.5	237.3	(371.9)

Net loss	$(933.8)	$(8,738.3)	$(56,121.9)

Net loss per share—basic and diluted	$(0.66)	$(6.50)	$(51.40)

Shares used in per-share calculation—basic and diluted	1,419.7	1,344.3	1,091.9

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share and par-value data)

	June 30, 2003	June 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$241.9	$412.4
Short-term investments	992.2	1,038.0
Accounts receivable, less allowances of $22.7 at June 30, 2003 and $42.9 at June 30, 2002	97.5	134.4
Inventories	84.1	110.0
Refundable income taxes	39.0	60.4
Deferred income taxes	9.3	68.0
Other current assets	50.6	34.1

Total current assets	1,514.6	1,857.3
Property, plant and equipment, net	283.4	491.5
Deferred income taxes	27.6	43.9
Goodwill	166.2	332.2
Other intangibles, net	88.2	177.5
Long-term investments	47.5	95.6
Other assets	10.3	6.5

Total assets	$2,137.8	$3,004.5

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$48.6	$66.2
Accrued payroll and related expenses	47.2	70.2
Income taxes payable	39.0	31.3
Deferred income taxes	9.3	2.2
Restructuring accrual	134.1	95.8
Warranty accrual	52.4	73.6
Other current liabilities	92.2	143.2

Total current liabilities	422.8	482.5
Deferred income taxes	27.6	41.7
Other non-current liabilities	16.3	8.9
Commitments and contingencies
Stockholders' equity:
Preferred Stock, $0.001 par value: Authorized shares: 1,000,000
Series A: 0 and 100,000 shares issued and outstanding at June 30, 2003 and June 30, 2002, respectively	—	—
Series B: 100,000 shares authorized at June 30, 2003 and 2002	—	—
Special voting share: 1 share authorized, issued and outstanding	—	—
Common Stock, $0.001 par value: Authorized shares: 3,000,000,000 Issued and outstanding shares: 1,431,324,217 at June 30, 2003 and 1,370,482,388 at June 30, 2002	1.4	1.4
Common stock to be issued	—	111.7
Additional paid-in capital	68,557.3	68,399.0
Deferred compensation	(1.7)	(54.2)
Accumulated deficit	(66,896.5)	(65,962.7)
Accumulated other comprehensive income (loss)	10.6	(23.8)

Total stockholders' equity	1,671.1	2,471.4

Total liabilities and stockholders' equity	$2,137.8	$3,004.5

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Years Ended June 30,
	2003	2002	2001
OPERATING ACTIVITIES:
Net loss	$(933.8)	$(8,738.3)	$(56,121.9)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	59.4	336.6	155.4
Amortization expense	19.8	1,308.7	5,387.0
Amortization of deferred compensation and other stock-based compensation expense	50.9	124.9	52.6
Acquired in-process research and development	0.4	25.3	393.2
Reduction of goodwill and other long-lived assets	393.6	5,979.4	50,085.0
(Gain) loss on sale of subsidiaries' assets	2.2	(0.1)	(1,770.2)
(Gain) loss on sale of investments	(4.0)	(15.0)	559.1
Reduction in fair value of investments	45.4	225.8	522.1
Loss on equity method investments	8.5	54.6	883.9
Loss on disposal of property and equipment	1.9	19.5	—
Non-cash restructuring charges	42.4	148.3	133.3
Tax benefit on non-qualified stock options	—	23.0	142.7
Change in deferred income taxes, net	61.1	340.8	(598.3)
Changes in operating assets and liabilities:
Accounts receivable	39.5	343.7	(21.0)
Inventories	21.1	194.3	190.3
Other current assets	38.4	(9.3)	(92.4)
Income taxes payable	2.1	0.7	(31.3)
Accounts payable and other liabilities	(68.9)	(277.2)	183.7

Net cash provided by (used in) operating activities	(220.0)	85.7	53.2

INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(2,592.8)	(3,971.4)	(1,523.7)
Purchases of other investments	(1.5)	(46.8)	(70.3)
Sales of available-for-sale investments	2,679.6	3,798.5	2,164.4
Sales of other investments	—	38.0	—
Acquisitions of businesses, net of cash acquired	(34.4)	(176.9)	175.7
Purchase of property, plant and equipment and licenses	(47.2)	(132.5)	(735.3)
Proceeds from sale of property, plant and equipment	28.4	9.8	—
Other assets, net	1.6	8.6	(14.1)

Net cash provided by (used in) investing activities	33.7	(472.7)	(3.3)

FINANCING ACTIVITIES:
Repayment of debt acquired	(0.8)	(32.8)	(26.6)
Proceeds from issuance of common stock other than in a public offering	21.4	65.1	417.7

Net cash provided by financing activities	20.6	32.3	391.1

Effect of exchange rates on cash and cash equivalents	(4.8)	4.3	2.8
Increase (decrease) in cash and cash equivalents	(170.5)	(350.4)	443.8
Cash and cash equivalents at beginning of period	412.4	762.8	319.0

Cash and cash equivalents at end of period	$241.9	$412.4	$762.8

Supplemental disclosure of cash flow information:
Cash paid for interest	$1.2	$1.9	$1.7
Cash paid for taxes	8.0	20.3	174.0
Cash received for tax refunds	83.1	121.8	20.0
Non-cash transactions:
Proceeds from sale of subsidiaries net assets	$8.5	$—	$1,953.3
Common stock issued in connection with acquisitions	30.0	274.2	41,446.2
Common stock issued in connection with litigation settlement	—	2.3	—
Common stock to be issued in connection with the acquisition of UNL	—	20.9	90.8
Common stock issued in connection with the acquisition of UNL	111.7	—	—

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions)

	Preferred Stock		Common Stock		Common Stock to be Issued				Accumulated Other Comprehensive Loss
						Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit
	Shares	Amount	Shares	Amount						Total
Balance at June 30, 2000	0.1	$—	935.9	$0.9	$—	$25,900.0	$(2.6)	$(1,102.5)	$(17.2)	$24,778.6
Shares issued under employee stock plans and related tax benefits	—	—	43.4	0.1	—	552.4	—	—	—	552.5
Common stock issued in connection with acquisitions, net of issuance costs	—	—	338.9	0.3	—	41,512.7	—	—	—	41,513.0
Common stock to be issued	—	—	—	—	90.8	—	—	—	—	90.8
Payments on stockholders' note receivable	—	—	—	—	—	8.1	—	—	—	8.1
Compensation expense related To stock options	—	—	—	—	—	11.1	—	—	—	11.1
Modification of stock options in connection with the sale of subsidiary	—	—	—	—	—	61.2	—	—	—	61.2
Deferred stock-based compensation related to acquisitions	—	—	—	—	—	—	(233.6)	—	—	(233.6)
Amortization of deferred compensation	—	—	—	—	—	—	52.6	—	—	52.6
Conversion of Ramar debt	—	—	0.1	—	—	1.3	—	—	—	1.3
Net loss	—	—	—	—	—	—	—	(56,121.9)	—	(56,121.9)
Change in net unrealized gains on available-for-sale investments	—	—	—	—	—	—	—	—	7.7	7.7
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(14.9)	(14.9)

Comprehensive loss	—	—	—	—	—	—	—	—	—	(56,129.1)

Balance at June 30, 2001	0.1	—	1,318.3	1.3	90.8	68,046.8	(183.6)	(57,224.4)	(24.4)	10,706.5
Shares issued under employee stock plans and related tax benefits	—	—	15.9	—	—	85.9	—	—	—	85.9
Common stock issued in connection with:
Acquisitions, net of issuance costs	—	—	36.0	0.1	—	274.2	—	—	—	274.3
Litigation settlement	—	—	0.3	—	—	2.3	—	—	—	2.3
Common stock to be issued	—	—	—	—	20.9	—	—	—	—	20.9
Payments on stockholders' note receivable	—	—	—	—	—	1.8	—	—	—	1.8
Deferred stock-based compensation related to acquisition	—	—	—	—	—	—	(0.5)	—	—	(0.5)
Amortization of deferred compensation	—	—	—	—	—	—	117.9	—	—	117.9
Reversal of deferred compensation	—	—	—	—	—	(12.0)	12.0	—	—	—
Net loss	—	—	—	—	—	—	—	(8,738.3)	—	(8,738.3)
Change in net unrealized gains on available-for-sale investments	—	—	—	—	—	—	—	—	(2.5)	(2.5)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	3.1	3.1

Comprehensive loss	—	—	—	—	—	—	—	—	—	(8,737.7)

Balance at June 30, 2002	0.1	—	1,370.5	1.4	111.7	68,399.0	(54.2)	(65,962.7)	(23.8)	2,471.4
Shares issued under employee stock plans and related tax benefits	—	—	11.9	—	—	21.1	—	—	—	21.1
Common stock issued in connection with acquisitions, net of issuance costs	(0.1)	—	48.9	—	(111.7)	141.7	—	—	—	30.0
Payments on stockholders' note receivable	—	—	—	—	—	0.2	—	—	—	0.2
Deferred stock-based compensation related to acquisition	—	—	—	—	—	—	(0.1)	—	—	(0.1)
Amortization of deferred compensation	—	—	—	—	—	—	47.9	—	—	47.9
Reversal of deferred compensation	—	—	—	—	—	(4.7)	4.7	—	—	—
Net loss	—	—	—	—	—	—	—	(933.8)	—	(933.8)
Change in net unrealized gains on available-for-sale investments	—	—	—	—	—	—	—	—	25.9	25.9
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	8.5	8.5

Comprehensive loss	—	—	—	—	—	—	—	—	—	(899.4)

Balance at June 30, 2003	—	$—	1,431.3	$1.4	$—	$68,557.3	$(1.7)	$(66,896.5)	$10.6	$1,671.1

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Description of Business and Summary of Significant Accounting Policies

Description of Business:

        JDS Uniphase Corporation (the "Company") is a worldwide leader in optical technology. The Company designs and manufactures products for fiberoptic communications, as well as for markets where its core optics technologies provide innovative solutions for industrial, commercial and consumer applications. The Company's fiberoptic components and modules are deployed by system manufacturers for the telecommunications, data communications and cable television industries. The Company also offers products for display, security, medical/environmental instrumentation, decorative, aerospace and defense applications.

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

Fiscal Years:

        In fiscal 2001, the Company changed its year-end from a fiscal year ending on June 30 to a 52-week fiscal year ending on the Saturday closest to June 30. This change had no impact on the Company's results of operations, financial position or cash flows in fiscal 2001.

        The Company's fiscal 2003 ended on June 28, 2003, whereas fiscal 2002 and 2001 ended on June 29, 2002 and June 30, 2001, respectively. For comparative presentation purposes, all accompanying consolidated financial statements and notes thereto have been shown as ending on June 30.

Principles of Consolidation:

        The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Reclassifications:

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

Consolidated Statements of Operations:

  •
  Amortization of purchased intangibles of $1,308.7 million for fiscal 2002 is now separated into amortization of goodwill of $937.5 million and amortization of other purchased intangibles of $371.2 million. In addition, amortization of purchased intangibles of $5,387.0 million for fiscal 2001 is now separated into amortization of goodwill of $4,945.9 million and amortization of other purchased intangibles of $441.1 million.

  •
  Reductions of goodwill and other long-lived assets of $5,979.4 million for fiscal 2002 are now separated into reductions of goodwill of $4,360.8 million and reductions of other long-lived assets of $1,618.6 million. In addition, reductions of goodwill and other long-lived assets of $50,085.0 million for 2001 are now separated into reductions of goodwill of $49,699.5 million and reductions of other long-lived assets of $385.5 million.

Use of Estimates:

        The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of net sales and expenses during the period. The Company bases estimates on historical experience and on various assumptions about the future that are believed to be reasonable based on available information. The Company's reported financial position or results of operations may be materially different under different conditions or when using different estimates and assumptions, particularly with respect to critical accounting policies, which are discussed below. In the event that estimates or assumption prove to differ from actual results, adjustments are made in subsequent periods to reflect more current information.

Cash and Cash Equivalents:

        The Company considers treasury bills, commercial paper and money market instruments and funds with original maturities of 90 days or less at the time of purchase to be cash equivalents.

Investments:

        The Company's investments in all debt securities and marketable equity securities are classified as available-for-sale investments and are recorded at fair value. The cost of securities sold is based on the specific identification method. Unrealized gains and losses are reported as a separate component of stockholders' equity. The Company also has certain minority investments in privately-held companies. These investments are generally carried at cost and are classified as long-term investments.

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

Fair Value of Financial Instruments:

        The carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and other accrued liabilities, approximate fair value because of their short maturities. Fair value for investments in public companies is determined using quoted market prices for those securities. Fair value for investments in privately-held companies is estimated based upon one or more of the following: assessment of the investees' historical and forecasted financial condition, operating results and cash flows, the values of recent rounds of financing, or quoted market prices of comparable public companies.

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

        The Company capitalizes certain costs related to the purchase and implementation of its Enterprise Resource Planning ("ERP") software. During fiscal 2002, the Company changed its policy on the amortization period of the capitalized costs from 5 years to 7 years to reflect the change in expected useful lives of such assets. The change in the amortization period resulted in a decrease in depreciation expense of approximately $1.6 million and $2.3 million during fiscal 2003 and fiscal 2002, respectively.

Goodwill:

        Goodwill represents the excess of the purchase price of an acquired enterprise or assets over the fair values of the identifiable assets acquired and liabilities assumed. Commencing July 1, 2002, the Company no longer amortizes goodwill, but tests for impairment of goodwill on an annual basis and at any other time if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable (see Note 11).

        Circumstances that could trigger an impairment test include but are not limited to: a significant adverse change in the business climate or legal factors; an adverse action or assessment by a regulator; unanticipated competition; loss of key personnel; the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed; results of testing for recoverability of a significant asset group within a reporting unit; and recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit.

        If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recorded in net earnings (loss). Measurement of the fair value of a reporting unit is based on one or more of the following fair value measures including: amounts at which the unit as a whole could be bought or sold in a current transaction between willing parties; using present value techniques of estimated future cash flows; or using valuation techniques based on multiples of earnings or revenue, or a similar performance measure.

Other Intangible Assets:

        Other intangible assets consist primarily of intellectual property acquired and purchased intangible assets. Purchased intangible assets primarily include existing and core technology, trademarks and trade names, and customer base. Other intangible assets are amortized using the straight-line method over estimated useful lives ranging from 1 to 15 years.

Impairment or disposal of long-lived assets (plant and equipment and intangible assets):

Long-lived assets held and used:

        The Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life (see Note 12).

        Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Long-lived assets held for sale:

        Long-lived assets are classified as held for sale when certain criteria are met, which include: management commitment to a plan to sell the assets; the availability of the assets for immediate sale in their present condition; whether an active program to locate buyers and other actions to sell the assets has been initiated; whether the sale of the assets is probable and their transfer is expected to qualify for recognition as a completed sale within one year; whether the assets are being marketed at reasonable prices in relation to their fair value; and how unlikely it is that significant changes will be made to the plan to sell the assets (see Note 12).

        The Company measures long-lived assets to be disposed of by sale at the lower of carrying amount and fair value less cost to sell. Fair value is determined using quoted market prices or the anticipated cash flows discounted at a rate commensurate with the risk involved.

Postemployment Benefits

        Postemployment benefits accrued for workforce reductions under the Company's Global Realignment Program related to restructuring activities initiated after December 31, 2002 are accounted for under SFAS No.112, Employer's Accounting for Postemployment Benefits. A liability for postemployment benefits is recorded when payment is probable, the amount is reasonably estimable, and the obligation relates to rights that have vested or accumulated.

Concentration of Credit and Other Risks and Allowance for Doubtful Accounts:

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

        The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral from its customers. These evaluations require significant judgement and are based on a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience.

        The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of its customers to make required payments. When the Company becomes aware that a specific customer is unable to meet its financial obligations, the Company records a specific allowance to reflect the level of credit risk in the customer's outstanding receivable balance. In addition, the Company records additional allowances based on certain percentages of aged receivable balances. The Company records bad debt expenses as selling, general and administrative expenses.

        The Company is not able to predict changes in the financial stability of its customers. Any material change in the financial status of any one or a group of customers could have a material adverse effect on the Company's results of operations and financial condition. Although such losses have been within management's expectations to date, there can be no assurance that such allowances will continue to be adequate. At June 30, 2003, SICPA accounted for 12% of the Company's gross accounts receivable. At June 30, 2002, Lucent Technologies ("Lucent") accounted for 12% of the Company's gross accounts receivable.

        The Company depends on a single or limited number of contract manufacturers, fewer subcontractors, and suppliers for raw materials, packages and standard components. The Company generally purchases these single or limited source products through standard purchase orders or one-year supply agreements and has no long-term guaranteed supply agreements with such suppliers. While the Company seeks to maintain a sufficient safety stock of such products and also endeavors to maintain ongoing communications with its suppliers to guard against interruptions or cessation of supply, the Company's business and results of operations could be adversely affected by a stoppage or delay of supply, substitution of more expensive or less reliable products, receipt of defective parts or contaminated materials, an increase in the price of such supplies, or the Company's inability to obtain reduced pricing from its suppliers in response to competitive pressures.

        The Company generally uses a rolling six-month forecast based on anticipated product orders, customer forecasts, product order history and backlog to determine its material requirements. Lead times for the parts and components that the Company orders vary significantly and depend on factors such as the specific supplier, contract terms and demand for a component at a given time. If actual orders do not match our forecasts, the Company may have excess or shortfalls of some materials and components as well as excess inventory purchase commitments. The Company could experience reduced or delayed product shipments or incur additional inventory write-downs and cancellation charges or penalties, which would increase costs and could have a material adverse impact on the Company's results of operations.

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

        The Company conducts its business and sells its products directly to customers primarily in North America, Europe and Asia. In the normal course of business, the Company's financial position is routinely subject to market risks associated with foreign currency rate fluctuations due to balance sheet positions in other local foreign currencies. The Company's policy is to ensure that business exposures to foreign exchange risks are identified, measured and minimized using foreign currency forward contracts to reduce such risks. The foreign currency forward contracts generally expire within 40 days. The change in fair value of these foreign currency forward contracts is recorded as income/loss in the Company's Consolidated Statements of Operations as a component of interest and other income. At June 30, 2003, the face value of these foreign currency forward contracts was $97.0 million and the change in fair value of such contracts was not material to the Company's financial statements.

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

Advertising Expense:

        The Company expenses advertising costs as incurred. Advertising costs totaled $1.0 million in fiscal 2003, $1.4 million in fiscal 2002, and $4.0 million in fiscal 2001.

Stock-Based Compensation:

        The Company accounts for stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," as interpreted by Financial Accounting Standards Board Interpretation No. 44 ("FIN No. 44"), "Accounting for Certain Transactions Involving Stock Compensation." The Company records and amortizes, over the related vesting periods on a straight-line basis, deferred compensation representing the difference between the price per share of stock issued or the exercise price of stock options granted and the fair value of the Company's common stock at the time of issuance or grant. Stock compensation costs are immediately recognized to the extent the exercise price is below the fair value on the date of grant and no future vesting criteria exist.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The transition provisions do not currently have an impact on the Company's consolidated financial position and results of operations as the Company has not elected to adopt the fair value-based method of accounting for stock-based employee compensation under SFAS No. 123. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The Company adopted the disclosure requirements in the third quarter of fiscal 2003.

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. The Company's pro forma information was as follows (in millions, except per-share data):

	Years Ended June 30,
	2003	2002	2001
Reported net loss	$(933.8)	$(8,738.3)	$(56,121.9)
Add back employee stock option expense measured under APB 25	50.9	124.9	52.6
Less employee stock option expense measured under SFAS 123	(685.2)	(688.9)	(566.2)

Pro forma net loss	$(1,568.1)	$(9,302.3)	$(56,635.5)

Reported net loss per share—basic and diluted	$(0.66)	$(6.50)	$(51.40)

Pro forma net loss per share—basic and diluted	$(1.10)	$(6.92)	$(51.87)

        Please refer to Note 9 for additional information on the assumptions used in the SFAS 123 charge.

Comprehensive Income (Loss):

        The Company's accumulated other comprehensive income (loss) consists of the accumulated net unrealized gains or losses on available-for-sale investments and foreign currency translation adjustments. At June 30, 2003 and 2002, the Company had a balance of net unrealized gains of $29.2 million and $3.3 million, respectively, on available-for-sale investments. Additionally, at June 30, 2003 and June 30, 2002, the Company had $18.6 million and $27.1 million, respectively, of foreign currency translation losses.

        The components of comprehensive loss were as follows (in millions):

	Years Ended June 30,
	2003	2002	2001
Net loss	$(933.8)	$(8,738.3)	$(56,121.9)
Changes in net unrealized gains on available-for-sale investments	25.9	(2.5)	7.7
Changes in foreign currency translation:
Write-off of currency translation adjustment related to disposal of foreign operations	—	0.9	—
Other changes	8.5	2.2	(14.9)

Comprehensive loss	$(899.4)	$(8,737.7)	$(56,129.1)

Net Loss Per Share:

        As the Company incurred net losses in fiscal 2003, 2002 and 2001, the effect of dilutive securities totaling 4.3 million, 48.5 million and 47.3 million equivalent shares, respectively, has been excluded from the diluted net loss per share computation as it was antidilutive.

        The following table sets forth the computation of basic and diluted net loss per share (in millions, except per-share data):

	Years Ended June 30,
	2003	2002	2001
Numerator:
Net loss	$(933.8)	$(8,738.3)	$(56,121.9)

Denominator:
Weighted-average number of common shares outstanding	1,419.7	1,344.3	1,091.9

Net loss per share—basic and diluted	$(0.66)	$(6.50)	$(51.40)

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

        A reconciliation of the reported net loss and net loss per share to the amounts adjusted for the exclusion of amortization of: (i) goodwill from acquisitions; (ii) equity method goodwill related to ADVA (see Note 3); and (iii) assembled workforce, net of the related tax effect, was as follows (in millions, except per-share data):

	Years Ended June 30,
	2003	2002	2001
Reported net loss	$(933.8)	$(8,738.3)	$(56,121.9)
Add back:
Amortization of:
Goodwill from acquisitions	—	937.5	4,945.9
Equity method goodwill related to ADVA	—	0.7	136.2
Assembled workforce	—	12.5	16.6
Income tax expense	—	(32.1)	(94.0)

Adjusted net loss	$(933.8)	$(7,819.7)	$(51,117.2)

Reported net loss per share—basic and diluted	$(0.66)	$(6.50)	$(51.40)

Adjusted net loss per share—basic and diluted	$(0.66)	$(5.82)	$(46.81)

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

        The Company adopted SFAS No. 144 on July 1, 2002. Under SFAS No. 121, excluding asset write-downs associated with the Global Realignment Program, the Company recorded impairment charges of $5,979.4 million in fiscal 2002. During fiscal 2003, the Company recorded impairment charges of $167.9 million, under SFAS No. 144 (see Note 12).

SFAS No. 146:

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability

Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. In addition, SFAS No. 146 establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. During fiscal 2003, the Company recorded restructuring charges of $2.7 million under SFAS 146 for lease costs associated with Phase 7 of its Global Realignment Program. As the Company continues to restructure its business under its Global Realignment Program (see Note 13), the Company expects to record additional restructuring charges under SFAS 146.

FASB Interpretation No. 45:

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which requires a guarantor to recognize and measure certain types of guarantees at fair value. In addition, Interpretation No. 45 requires the guarantor to make new disclosures for these guarantees and other types of guarantees that are not subject to the initial recognition and initial measurement provisions. The disclosure requirements were effective for financial statements for interim or annual periods ended after December 15, 2002, while the recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted the disclosure provisions of Interpretation No. 45 during the second quarter of fiscal 2003 and the initial recognition and initial measurement provisions in the third quarter of fiscal 2003. The adoption of Interpretation No. 45 did not have a material impact on the Company's financial position or results of operations.

FASB Interpretation No. 46:

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," which requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity to consolidate the assets, liabilities and results of operations of the entity. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from other parties. Interpretation No. 46 is applicable: (i) immediately for all variable interest entities created after January 31, 2003; or (ii) in the first fiscal year or interim period beginning after June 15, 2003 for those created before February 1, 2003. As of June 30, 2003, the Company had one operating lease pertaining to two separate properties, generally known as a "synthetic lease," which the Company purchased subsequent to the end of fiscal 2003. Please refer to Note 7 and Note 21 below for further discussion of the operating lease and subsequent purchase of the property.

        In addition, the Company is currently reviewing its cost and equity method investments acquired prior to February 1, 2003 to determine whether those entities are variable interest entities and, if so, if the Company is the primary beneficiary of any of its investee companies. At June 30, 2003, the Company had 23 cost and equity method investments primarily in privately held companies and venture funds that have the potential to provide strategic technologies and relationships to the Company's businesses. The Company expects to complete the review during the first quarter of fiscal 2004. Provided the Company is not the primary beneficiary, the Company's maximum exposure to loss for these investments at June 30, 2003 is limited to the carrying amount of its investment of $37.6 million in such entities and its minimum funding commitments of $21.4 million. The consolidation of any investee companies under Interpretation No. 46 could adversely affect the financial position and results of operations of the Company.

Emerging Issues Task Force Issue No. 00-21:

        In November 2002, the EITF reached a consensus on Issue No. 00-21 (EITF 00-21), "Revenue Arrangements with Multiple Deliverables," which provides guidance on the timing and method of revenue recognition for arrangements that include the delivery of more than one product or service. EITF 00-21 is effective for arrangements entered into in periods beginning after June 15, 2003. The Company does not expect adoption to have a material impact on its financial position or results of operations.

Note 2.    Balance Sheet Details

Inventories:

        The components of inventories were as follows (in millions):

	June 30,
	2003	2002
Finished goods	$22.9	$46.7
Work in process	32.8	36.9
Raw materials and purchased parts	28.4	26.4

Total inventories	$84.1	$110.0

        During fiscal 2003, 2002 and 2001, the Company recorded write-downs of inventories of $60.1 million, $203.9 million and $510.6 million, respectively, and losses on purchase commitments of $7.4 million, $15.1 million and $59.8 million, respectively. These additional charges to cost of sales were primarily due to: (i) the significant decrease in forecasted sales and (ii) product consolidations and discontinuations in connection with the Global Realignment Program.

Property, Plant and Equipment, Net

        The components of property, plant and equipment were as follows (in millions):

	June 30,
	2003	2002
Land	$21.4	$36.0
Buildings and improvements	92.8	112.9
Machinery and equipment	247.2	160.1
Furniture, fixtures, software and office equipment	85.1	119.5
Leasehold improvements	31.3	9.1
Construction in progress	37.5	132.8

	515.3	570.4
Less: accumulated depreciation	(231.9)	(78.9)

Total property, plant and equipment, net	$283.4	$491.5

        During fiscal 2003, 2002 and 2001, the Company recorded $99.3 million, $375.5 million and $10.2 million, respectively, of reductions in the carrying value of property, plant and equipment as a result of impairment analyses performed in accordance with SFAS No. 144 and SFAS No. 121 (see Note 12), excluding asset write-downs associated with the Global Realignment Program.

Other Current Liabilities:

        The components of other current liabilities were as follows (in millions):

	June 30,
	2003	2002
Deferred revenue	$17.2	$27.4
Losses on purchase commitments	8.7	24.0
Other	66.3	91.8

Total other current liabilities	$92.2	$143.2

Note 3.    Investments

Available-For-Sale Investments:

        The Company's investments in all debt securities and marketable equity securities were classified as available-for-sale investments. At June 30, 2003, the Company's available-for-sale investments were as follows (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt investments:
Floating rate bonds	$43.4	$—	$—	$43.4
Municipal bonds & sovereign debt instruments	36.0	0.4	—	36.4
Auction instruments	160.3	—	—	160.3
Corporate bonds	175.2	3.2	—	178.4
Agency bonds	497.4	2.3	(0.1)	499.6

Total debt investments	912.3	5.9	(0.1)	918.1
Money market instruments and funds	87.7	—	—	87.7
Marketable equity investments	41.4	33.0	(0.2)	74.2

Total available-for-sale investments	$1,041.4	$38.9	$(0.3)	$1,080.0

        Of the total estimated fair value, $87.7 million was classified as cash equivalents and $992.2 million was classified as short-term investments in the Company's Consolidated Balance Sheet.

        At June 30, 2002, the Company's available-for-sale investments were as follows (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt investments:
Floating rate bonds	$22.6	$—	$—	$22.6
Municipal bonds	156.1	0.6	—	156.7
Auction instruments	182.8	—	—	182.8
Commercial paper	23.0	—	—	23.0
Corporate bonds	207.2	2.5	—	209.7
Agency bonds	400.9	1.4	—	402.3

Total debt investments	992.6	4.5	—	997.1
Money market instruments and funds	167.5	—	—	167.5
Marketable equity investments	39.8	1.5	(0.4)	40.9

Total available-for-sale investments	$1,199.9	$6.0	$(0.4)	$1,205.5

        Of the total estimated fair value, $167.5 million was classified as cash equivalents and $1,038.0 million was classified as short-term investments in the Company's Consolidated Balance Sheet.

        At June 30, 2003, contractual maturities of the Company's debt investments were as follows (in millions):

	Amortized Cost	Estimated Fair Value
Amounts maturing in less than 1 year	$664.8	$667.4
Amounts maturing in 1 - 3 years	247.5	250.7

Total debt investments	$912.3	$918.1

        The Company's marketable equity investments consisted primarily of shares of Nortel common stock. During fiscal 2001, the Company completed the sale of its Zurich, Switzerland subsidiary to Nortel for 65.7 million shares of Nortel common stock. The Company subsequently sold 41.0 million shares for total proceeds of $659.2 million, resulting in a realized loss of $559.1 million in fiscal 2001. The Company held 24.7 million shares as of June 30, 2003 and 2002 with fair values of $67.4 million and $35.8 million, respectively.

Long-Term Investments:

        The components of the Company's long-term investment were as follows (in millions):

	June 30,
	2003	2002
Non-marketable equity investments	$30.0	$79.5
Equity method investments	17.5	16.1

Total long-term investments	$47.5	$95.6

Reductions in Fair Value of Investments:

        The Company regularly evaluates the carrying value of its investments. When the carrying value of an investment exceeds the fair value and the decline in fair value is deemed to be other-than-temporary, the Company writes down the value of the investment to its fair value. During fiscal 2003, 2002 and 2001, the Company recorded $45.4 million, $225.8 million and $522.1 million, respectively, of other-than-temporary reductions in fair value of the Company's available-for-sale and non-marketable equity investments. Details of the other-than-temporary reductions were as follows (in millions):

	Years Ended June 30,
	2003	2002	2001
Available-for-sale investments:
Nortel common stock	$—	$187.3	$511.8
Other	—	9.6	10.3
Non-marketable equity investments:
Adept Technology ("Adept")	25.0	—	—
Other	20.4	28.9	—

Total reductions in fair value of investments	$45.4	$225.8	$522.1

        During fiscal 2002, the Company entered into an automation development alliance agreement with Adept (see Note 15). In connection with this alliance, the Company invested $25.0 million in Adept's convertible preferred stock. During fiscal 2003, the Company determined that the decline in fair value of its Adept investment was other-than-temporary and wrote the investment down to zero.

        Should the fair value of the Company's investments continue to decline in future periods, the Company may be required to record additional charges if the decline is determined to be other-than-temporary.

Loss on Equity Method Investments, Net:

ADVA:

        On June 30, 2000, the Company acquired E-TEK, which at the time of acquisition had a 31% ownership in ADVA, a publicly traded German company that develops and manufactures fiberoptic components and products. At June 30, 2003, the Company had a 28% ownership in ADVA. During fiscal 2003, 2002 and 2001, the Company recorded $0, $0.7 million, $136.2 million, respectively, in amortization expense related to the difference between the cost of the investment and the underlying equity in the net assets of ADVA.

        During fiscal 2003, 2002 and 2001, the Company recorded total charges of $0, $13.9 million and $744.7 million, respectively, to write down the basis of its investment in ADVA as the Company determined the decline in fair value was other-than-temporary.

        During fiscal 2003, 2002 and 2001, under the equity method, the Company recorded $0, $26.5 million and $9.5 million, respectively, as its pro rata share of ADVA's net losses. During the second quarter of fiscal 2002, the Company reduced the carrying amount of its investment in ADVA to $0. As the Company had no commitment to provide additional funding to ADVA, no further pro rata share of ADVA's net losses was recorded thereafter. Should ADVA report net income in future periods, the Company will resume applying the equity method after its pro rata share of ADVA's net income exceeds its pro rata share of ADVA's net losses not recognized during the periods the equity method was suspended.

Other Equity Method Investments:

        During fiscal 2003, 2002 and 2001, the Company recorded $8.5 million and $13.5 million as its pro rata share of net losses and $6.5 million as its pro rata share of net income, respectively, in the Photonics Fund and other equity method investments.

Note 4.    Goodwill

        The following table presents the changes in goodwill allocated to the reportable segments (in millions):

	Communications Products Group	Thin Film Products Group	Total
Balance as of June 30, 2001	$4,680.2	$650.4	$5,330.6
Amortization	(871.3)	(66.2)	(937.5)
Acquisitions (see Note 16):
Scion	21.9	—	21.9
Datacom	214.9	—	214.9
SFAS No. 121 impairment charges (see Note 11)	(3,780.8)	(580.0)	(4,360.8)
Purchase price adjustment related to the achievement of milestones	26.9	36.2	63.1

Balance as of June 30, 2002	$291.8	$40.4	$332.2
Assembled workforce reclassified as goodwill	8.6	2.2	10.8
Acquisitions (see Note 16):
OptronX's transceiver/transponder unit	5.1	—	5.1
Datacom	(2.7)	—	(2.7)
LAL	—	7.1	7.1
Triquint's pump laser business	4.6	—	4.6
SFAS No. 142 impairment charges (see Note 11)	(225.7)	—	(225.7)
Tax adjustment related to SDL and Fitel acquisitions (see Note 14)	5.5	—	5.5
Purchase price adjustment related to the achievement of milestones	—	29.3	29.3

Balance as of June 30, 2003	$87.2	$79.0	$166.2

Purchase price adjustment related to the achievement of milestones:

        In September 2000, the Company acquired Epion Corporation ("Epion"). The purchase agreement provides for the issuance of additional shares of the Company's common stock subject to the completion of certain milestones. During fiscal 2002, Epion achieved a milestone that resulted in the Company issuing 6.6 million shares of the Company's common stock valued at $30.0 million, of which $27.0 million was recorded as goodwill, $2.5 million was recorded as stock-based compensation expense, and $0.5 million was recorded as deferred compensation related to unvested options. During fiscal 2003, Epion achieved a milestone that resulted in the Company issuing 9.7 million shares of the Company's common stock valued at $30.0 million, of which $27.0 million was recorded as goodwill,

$2.9 million was recorded as stock-based compensation expense, and $0.1 million was recorded as deferred compensation related to unvested options.

        During fiscal 2002, Optical Process Automation Corp. ("OPA") reached several milestones and the Company removed the provisions of the remaining milestones that resulted in the Company issuing 2.2 million shares of the Company's common stock valued at $11.9 million, of which $6.2 million was recorded as goodwill, $1.2 million was recorded as a decrease to other current liabilities (as this amount was previously accrued in fiscal 2001) and $4.5 million was recorded as expenses related to the removal of the milestone provisions.

        During fiscal 2002, the Company recorded $20.8 million of additional goodwill related to the acquisition of UNL in fiscal 1998, in final settlement of its obligation related to UNL shipments for a four-year earn-out period.

        In addition, during fiscal 2003 and 2002, the Company issued payments of $2.3 million and $9.1 million, respectively, in connection with milestones achieved by another acquired entity. The Company recorded the entire payments as goodwill.

Note 5.    Other Intangibles

        The following tables present details of the Company's other intangibles (in millions):

As of June 30, 2003:	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$107.7	$(43.0)	$64.7
Other	37.8	(14.3)	23.5

Total intangibles	$145.5	$(57.3)	$88.2

As of June 30, 2002:	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$182.2	$(52.5)	$129.7
Other	278.5	(230.7)	47.8

Total intangibles	$460.7	$(283.2)	$177.5

        During fiscal 2003, 2002 and 2001, the Company recorded $19.8 million, $371.2 million, and $441.1 million, respectively, of amortization of intangibles. During fiscal 2003, 2002 and 2001, the Company recorded $68.6 million, $1,243.1 million and $375.3 million, respectively, of reductions in the carrying value of other intangibles as a result of impairment analyses performed in accordance with SFAS 144 and SFAS No. 121 (see Note 12).

        Based on the carrying amount of the intangibles as of June 30, 2003, and assuming no impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Years Ended June 30,
2004	$15.6
2005	15.0
2006	13.4
2007	10.4
2008	5.7
Thereafter	28.1

Total amortization	$88.2

Note 6.    Letters and Line of Credit

        As of June 30, 2003, the Company had three standby letter of credit facilities totaling $7.9 million. In addition, the Company had an operating bank line of credit of $5.0 million. Advances under the line of credit bear interest at the U. S. prime rate. As of June 30, 2003, the interest rate was 4.0% and the Company had no outstanding borrowings under the line of credit.

Note 7.    Commitments and Contingencies

Lease Commitments

Operating Leases:

        As of June 30, 2003, the Company had one master lease agreement with a special purpose entity (the "Lessor"), managed and administered by a trustee, for the development of manufacturing, research and development and administrative facilities in Melbourne, Florida and Raleigh, North Carolina. This arrangement is a variable interest entity as defined under FASB Interpretation No. 46 and the Company is the primary beneficiary. Under a related credit agreement, a group of financial institutions has committed to fund the Lessor a maximum of $59.6 million to develop the projects. As of June 30, 2003, $42.3 million has been drawn and no further withdrawal is permitted as the funding period has expired in accordance with the lease agreement. The lease has an initial term of five years, which began on August 4, 2000, and the Company has an option to renew the lease for two additional terms of one year each, subject to certain conditions. At any time prior to the expiration date of the lease, the Company may, at its option, purchase the properties from the Lessor for $44.7 million (the "Termination Value"), representing the principal balance of the loan and capitalized interest. If the Company elects not to purchase the properties, it may exercise its option to sell them to a third party at market value within 180 days before the end of the lease term. Under the sale option, the Company keeps any sale proceeds in excess of the Termination Value. If the sale proceeds are below the Termination Value, the Company is obligated to pay up to approximately $37.5 million of any shortfall.

        On an annual basis or when indicators of impairment exist, the Company is required to evaluate the expected fair value of the properties at the end of the lease term. In the event the Company determines that it is probable and estimable that the expected fair value of the properties at the end of the lease term will be less than the Termination Value, the Company accrues for the estimated loss. The Company recorded the following amounts in connection with the estimated loss on the properties (in millions):

	Years Ended June 30,
	2003	2002	2001
Raleigh, North Carolina properties	$3.7	$11.8	$—
Melbourne, Florida properties	6.9	—	—

Total	$10.6	$11.8	$—

Raleigh, North Carolina Properties:

        In connection with its Phase 2 restructuring activities, the Company announced its plan to vacate buildings located in the Raleigh, North Carolina site (see Note 13). During fiscal 2002, the Company noted indicators of impairment and accrued losses of $11.8 million, representing the difference between the expected fair value of the properties at the end of the lease term and their carrying value. During fiscal 2003, the Company noted indicators of impairment and accrued additional losses of $3.7 million. The Company recorded these charges under "Restructuring charges" in the Consolidated Statements of Operations.

Melbourne, Florida Properties:

        During fiscal 2003, the Company noted indicators of impairment and accrued losses of $6.9 million and recorded such amounts as deferred assets, which are being amortized on a straight-line basis through the end of the lease term. As of June 30, 2003, $2.3 million was included under "Other current assets" and $2.7 million was included under "Other assets" in the Consolidated Balance Sheet. Amortization expense totaled $1.9 million during fiscal 2003 and was recorded under "Selling, general and administrative expense" in the Consolidated Statement of Operations.

        Neither the real estate assets nor the debt associated with the development of the projects was included on the Company's Consolidated Balance Sheet as of June 30, 2003. Beginning in the first quarter of fiscal 2004, the Company will be required to consolidate the real estate assets and liabilities associated with the operating lease in accordance with Interpretation No. 46 and the impact on the Company's financial position and results of operations will be as follows:

Consolidated Balance Sheet:

Accounts	Explanation of Impact
Other current assets	Decrease by $2.3 million due to the recognition of deferred impairment charges related to the Melbourne, Florida properties.

Property, plant and equipment, net	(i) Increase by $41.9 million for the net book value of the properties in both locations;
(ii) Decrease by the $15.5 million accrued loss recorded in connection with the Raleigh, North Carolina properties; and
(iii) Decrease by the $6.9 million accrued loss recorded in connection with the Melbourne, Florida properties.
Other assets	Decrease by $2.7 million due to the recognition of deferred impairment charges related to the Melbourne, Florida properties.
Restructuring accrual	(i) Decrease by the $15.5 million accrued loss associated with the Raleigh, North Carolina properties; and
(ii) Decrease by $0.1 million due to the reversal of accrued lease charges associated with the Raleigh, North Carolina properties.
Other non-current liabilities	(i) Increase by $44.7 million related to the Company's debt obligations associated with the properties in both locations.
(ii) Decrease by the $6.9 million accrued loss associated with the Melbourne, Florida properties.
Accumulated deficit	(i) Increase by $5.0 million for the decrease in the fair value of the Melbourne, Florida properties; and

(ii) Increase by $2.6 million due to the difference between the assets and liabilities added to the balance sheet, which is offset by the reversal of accrued lease charges associated with the Raleigh, North Carolina properties.

Consolidated Statement of Operations:

Accounts	Explanation of Impact
Reduction of long-lived assets	Increase by $5.0 million for the decrease in the fair value of the Melbourne, Florida properties.
Cumulative effect of a change in accounting principle
Increase by $2.6 million due to the difference between the assets and liabilities added to the balance sheet, which is offset by the reversal of accrued lease charges associated with the Raleigh, North Carolina properties.

        As of June 30, 2003, the Company restricted $47.7 million of its short-term investments as collateral for specified obligations of the Lessor under the lease. These investment securities are restricted as to withdrawal and are managed by third parties subject to certain limitations under the

Company's investment policy. In addition, the Company must maintain a minimum consolidated tangible net worth, as defined, of $500.0 million.

        No officers or directors of the Company have any financial interest in this operating lease arrangement, and the Company does not engage in any other off-balance sheet arrangements with unconsolidated entities or related parties.

        Subsequent to the end of fiscal 2003, the Company purchased the properties discussed above for approximately $44.7 million in cash. The transaction closed on September 16, 2003 (See Note 21).

        The Company leases other facilities under operating lease agreements that expire at various dates through fiscal 2018. As of June 30, 2003, future annual minimum lease payments under non-cancelable operating leases, including the Termination Value as discussed above, were as follows (in millions):

Years Ended June 30,
2004	$31.5
2005	30.8
2006	29.5
2007	25.7
2008	19.3
Thereafter	75.7

Total minimum lease payments	$212.5

        Included in the future minimum lease payments table above are $131.8 million related to lease commitments in connection with the Company's Global Realignment Program (see Note 13).

        The aggregate future minimum rentals to be received under non-cancelable subleases totaled $8.1 million as of June 30, 2003. Rental expense was $27.8 million in fiscal 2003, $37.5 million in fiscal 2002, and $32.4 million in fiscal 2001.

Capital Leases:

        As of June 30, 2003, the Company had one building lease in Beijing, China that was classified as a capital lease in accordance with SFAS No. 13, "Accounting for Leases." As of June 30, 2003, the gross carrying amounts of the building was $6.8 million and total accumulated amortization expense was $0.8 million. Amortization expense related to the building was included as part of the Company's total depreciation expense.

        The following table presents the future minimum lease payments under the capital leases together with the present value of the minimum lease payments as of June 30, 2003:

Years Ended June 30,
2004	$0.8
2005	0.8
2006	0.8
2007	0.9
2008	0.9
Thereafter	2.3

Total minimum lease payments	6.5
Less: amount representing interest	(1.0)

Present value of minimum lease payments	$5.5

        The building lease bears an interest rate of 4.6%.

Note 8.    Legal Proceedings

Litigation Settlement:

        On August 29, 2001, the Company settled certain claims relating primarily to SDL's business operations for periods prior to February 13, 2001, the acquisition date of SDL. Under the settlement, the Company paid the claimant $16.0 million in cash and issued 0.3 million shares of common stock valued at approximately $2.3 million, which the Company registered for resale. The terms of the settlement also required the Company to make an additional payment to the claimant in cash or stock of up to $4.5 million one year after the initial payment, depending on the value of the initial stock payment to the claimant at the end of that year. This amount was paid in cash to the claimant in September 2002. In connection with this settlement, the Company recorded a charge of $22.8 million to selling, general and administrative expense in fiscal 2001.

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

        An amended consolidated complaint was filed on October 11, 2002. It purports to be brought on behalf of a class consisting of those who acquired the Company's securities from July 27, 1999 through July 26, 2001, as well as on behalf of subclasses consisting of those who acquired the Company's common stock pursuant to its acquisitions of OCLI, E-TEK and SDL. The complaint seeks unspecified damages and alleges various violations of the federal securities laws, specifically Sections 10(b), 14(a), 20(a) and 20A of the Securities Exchange Act of 1934 and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933. It also names one of the Company's stockholders as a defendant. On

December 13, 2002, the Company moved to dismiss the amended consolidated complaint. On March 14, 2003, the court dismissed the complaint with leave to amend. No trial date has been set.

        On July 26, 2002, a securities class action captioned Zelman v. JDS Uniphase Corp., No. 02-CV-6002, was filed in the District Court for the Southern District of New York. The complaint, brought by a stockholder purporting to represent a class of purchasers of certain GOALS debt securities issued by an investment bank during the period from March 6, 2001 through September 26, 2001, named the Company, one of its stockholders, and several of its current and former officers and directors as defendants and alleged violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5. The action was transferred to the Northern District of California on September 11, 2002, and assigned a Northern District case number, No. C-02-4656 MJJ. On October 31, 2002, the district court related the action to In re JDS Uniphase Corporation Securities Litigation, but did not consolidate the two actions. On January 7, 2003, the Court appointed Shirley Zelman lead plaintiff. The plaintiff has agreed that JDSU need not respond to the complaint at this time. No trial date has been set.

The Derivative Actions:

        Eleven derivative actions purporting to be brought on the Company's behalf have been filed in state and federal courts against several of its current and former officers and directors. Some of these actions also named its independent auditors, Ernst & Young LLP, as a defendant. All were based on the same factual allegations and circumstances as the purported securities class actions and alleged state law claims for breach of fiduciary duty, misappropriation of confidential information, waste of corporate assets, contribution and indemnification, insider trading, abuse of control, gross mismanagement and unjust enrichment. The actions seek unspecified damages and no trial date has been set in any of them. Several of the actions have been consolidated, resulting in the following surviving actions: In re JDS Uniphase Corporation Derivative Litigation, Master File No. CV806911, filed April 11, 2002, in California Superior Court for the County of Santa Clara; Corwin v. Kaplan, No. C-02-2020 CW, filed April 24, 2002, in the District Court for the Northern District of California; and Cromas v. Straus, Civil Action No. 19580, filed April 25, 2002, in the Delaware Court of Chancery for New Castle County.

        In the Corwin case, the Company moved to dismiss on December 13, 2002. On March 14, 2003, the court dismissed the complaint with leave to amend and set a schedule for the filing of an amended complaint. No trial date has been set.

        In In re JDS Uniphase Corporation Derivative Litigation, plaintiffs filed a consolidated amended derivative complaint on March 13, 2003. That complaint asserted claims for breach of fiduciary duty, waste of corporate assets, abuse of control, gross mismanagement, unjust enrichment, and constructive fraud against JDSU and certain of its current and former officers and directors. The complaint also asserted claims for violation of California Corporations Code Sections 25402 and 25502.5 against defendants who sold JDSU stock and asserts claims for breach of contract, professional negligence, and negligent misrepresentation against JDSU's auditor, Ernst & Young. On June 10, 2003, the Court stayed the action pending resolution of the federal actions. On August 21, 2003, the court scheduled a case management conference for November 25, 2003. No trial date has been set in either the state or federal court actions.

        In the Cromas case, no proceedings have occurred to date.

The OCLI Shareholder Action:

        On February 3, 2003, an action captioned Pang v. Dwight, No. 02-231989, was filed in California Superior Court for the County of Sonoma. The complaint purports to be brought on behalf of a class of former shareholders of OCLI who exchanged their OCLI shares for JDSU shares when JDSU acquired OCLI. The complaint names the former directors of OCLI as defendants and asserts causes of action for breach of fiduciary duty and breach of the duty of candor. The action seeks unspecified damages, and no trial date has been scheduled. As discussed below, the petitions to coordinate this action with the SDL Actions and In re JDS Uniphase Corporation Derivative Litigation were denied.

The SDL Shareholder Actions

        Three actions have been filed in California Superior Court for the County of Santa Clara by stockholders purporting to represent a class of former shareholders of SDL who exchanged their SDL shares for JDSU shares when JDSU acquired SDL. The complaints name the former directors of SDL as defendants, assert causes of action for breach of fiduciary duty and breach of the duty of disclosure, and seek unspecified damages. These action include: Cook v Scifres, No. CV814824, filed February 18, 2003, Anish v. Scifres, No. CV815738, filed March 24, 2003, and Vajdos v. Scifres, No. CV816087, filed April 7, 2003. On April 4, 2003, the plaintiff in Cook moved to consolidate the actions and to appoint the law firm of Milberg Weiss as lead counsel for plaintiffs. On May 5, 2003, the defendants in the Cook action petitioned the Judicial Council to coordinate the SDL actions with the OCLI action in Santa Clara County Superior Court. On June 30, 2003, defendants in the Cook action petitioned to coordinate the other SDL actions and the OCLI action with In re JDS Uniphase Corporation Derivative Litigation.

        On August 19, 2003, the court held a hearing on the motion to consolidate and for appointment of lead counsel and the petitions to coordinate. The court granted the motion to consolidate the SDL Actions with each other and appointed the law firms of Milberg Weiss and Stull, Stull & Brody as lead counsel. The court denied the petitions to coordinate the SDL Actions with the OCLI Shareholder Action or with In re JDS Uniphase Corporation Derivative Litigation. On August 21, 2003, the court scheduled a case management conference for November 25, 2003.

        The Company believes that the factual allegations and circumstances underlying these securities class actions, derivative actions, and the OCLI and SDL actions are without merit. The costs of defending these lawsuits has been costly, will continue to be costly, and could be quite significant and may not be covered by our insurance policies. The defense of these lawsuits could also result in continued diversion of our management's time and attention away from business operations which could prove to be time consuming and disruptive to normal business operations. There can be no assurance that the Company will prevail or that the cost of defending these lawsuits will be covered by its insurance policies. An unfavorable outcome or settlement of this litigation could have a material adverse effect on the Company's financial position, liquidity or results of operations.

        The Company is a party to other litigation matters and claims, which are normal in the course of its operations. While the results of such litigation matters and claims cannot be predicted with certainty, the Company believes that their final outcome will not have a material adverse impact on its financial position, liquidity, or results of operations.

Note 9.    Stockholders' Equity

Preferred Stock:

        In connection with the acquisition of UNL in fiscal 1998, the Company issued 0.1 million shares of non-voting, non-cumulative Series A Preferred Stock to Koninklijke Philips Electronics N.V. ("Philips") with a par value of $0.001 per share. The shares of Series A Preferred Stock were convertible into shares of the Company's common stock using an agreed-upon formula based on the cumulative level of shipments of certain products by UNL during the four-year earn-out period ending June 30, 2002 and the average price of the Company's common stock for the 20 trading days prior to June 30, 2002. During the fourth quarter of fiscal 2001, UNL achieved the cumulative unit shipments of these products that required the Company to issue $111.7 million of the Company's common stock to Philips at the end of the four-year earn-out period. Using an average price of $2.85 per share, the Company issued 39.2 million shares of its common stock to Philips in connection with the conversion of the 0.1 million shares of Series A Preferred Stock on July 1, 2002.

        In February 2003, the Company amended and restated its Stockholder Rights Agreement and currently each share of the Company's outstanding common stock is associated with one right. Each right entitles stockholders to purchase 1/100,000 share of the Company's Series B Preferred Stock at an exercise price of $21. The rights only become exercisable in certain limited circumstances following the tenth day after a person or group announces acquisition of or tender offers for 15% or more of the Company's common stock. For a limited period of time following the announcement of any such acquisition or offer, the rights are redeemable by the Company at a price of $0.01 per right. If the rights are not redeemed, each right will then entitle the holder to purchase common stock having the value of twice the then-current exercise price. For a limited period of time after the exercisability of the rights, each right, at the discretion of the Company's Board of Directors, may be exchanged for either 1/100,000 share of Series B Preferred Stock or one share of common stock per right. The rights expire on June 22, 2013.

        The Company's Board of Directors has the authority to issue up to 499,999 shares of undesignated preferred stock and to determine the powers, preferences and rights and the qualifications, limitations or restrictions granted to or imposed upon any wholly unissued shares of undesignated preferred stock and to fix the number of shares constituting any series and the designation of such series, without the consent of the Company's stockholders. The preferred stock could be issued with voting, liquidation, dividend and other rights superior to those of the holders of common stock. The issuance of Series B Preferred Stock or any preferred stock subsequently issued by the Company's Board of Directors, under some circumstances, could have the effect of delaying, deferring or preventing a change in control.

Exchangeable Shares of JDS Uniphase Canada Ltd.:

        On June 30, 1999, in connection with the merger with JDS FITEL, JDS Uniphase Canada Ltd., a subsidiary of the Company, adopted an Exchangeable Share Rights Plan (the "Exchangeable Rights Plan") substantially equivalent to the Company's Rights Agreement. Under the Exchangeable Rights Plan, each exchangeable share issued has an associated right (an "Exchangeable Share Right") entitling the holder of such Exchangeable Share Right to acquire additional exchangeable shares on terms and conditions substantially the same as the terms and conditions upon which a holder of shares of common stock is entitled to acquire either 1/1000 share of the Company's Series B Preferred Stock or, in certain circumstances, shares of common stock under the Company's Rights Agreement. The definitions of beneficial ownership, the calculation of percentage ownership and the number of shares outstanding and related provisions of the Company's Rights Agreement and the Exchangeable Rights Plan apply, as appropriate, to shares of common stock and exchangeable shares as though they were the same security. The Exchangeable Share Rights are intended to have characteristics essentially equivalent in economic effect to the Rights granted under the Company's Rights Agreement. The Company has the right to force conversion of the exchangeable shares in fiscal 2014.

Stock Option Plans:

        As of June 30, 2003, the Company has reserved 203.7 million shares of common stock for future issuance to employees and directors under the Amended and Restated 1993 Flexible Stock Incentive Plan, the 1996 Non-qualified Stock Option Plan and other various plans the Company assumed as a result of acquisitions. Available for grant as of June 30, 2003 were 83.4 million shares of common stock. The exercise price is generally equal to fair value of the underlying stock at the date of grant. Options generally become exercisable over a four-year period and, if not exercised, expire from five to ten years from the date of grant.

        The following table summarizes the Company's option activity through June 30, 2003 (in thousands, except weighted-average exercise price):

	Options Outstanding
	Shares Available For Grant	Number Of Shares	Weighted-Average Exercise Price
Balance as of June 30, 2000	9,037	141,429	$26.62
Increase in authorized shares	50,914	—	—
Plans assumed related to acquisitions	43,506	—	—
Options converted related to acquisitions	(43,506)	43,506	32.35
Granted	(46,789)	46,789	36.17
Canceled	9,230	(16,942)	45.22
Exercised	—	(41,576)	9.03
Expired	1,755	(1,647)	51.61

Balance as of June 30, 2001	24,147	171,559	33.02
Increase in authorized shares	50,326	—	—
Granted	(46,025)	46,025	6.14
Canceled	30,551	(40,531)	35.65
Exercised	—	(11,928)	3.08
Expired	8,607	(12,551)	38.17

Balance as of June 30, 2002	67,606	152,574	26.11
Increase in authorized shares	7,226	—	—
Granted	(26,108)	26,108	2.63
Canceled	26,033	(30,734)	21.91
Exercised	—	(4,081)	1.39
Expired	8,688	(23,603)	35.34

Balance as of June 30, 2003	83,445	120,264	21.12

Options exercisable as of:
June 30, 2001		52,864	$21.66
June 30, 2002		64,412	29.34
June 30, 2003		70,060	27.24

        The following table summarizes information about options outstanding as of June 30, 2003 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$ 0.00 - 0.03	373	0.8	$0.00	372	$0.00
0.04 - 0.04	119	5.5	0.04	118	0.04
0.24 - 0.35	109	1.2	0.32	109	0.32
0.39 - 0.39	6	1.3	0.39	6	0.39
0.60 - 0.86	2,016	3.1	0.78	2,016	0.78
0.95 - 1.39	1,246	3.7	1.19	1,246	1.19
1.45 - 2.14	3,453	5.3	1.88	1,734	1.64
2.18 - 3.27	19,702	7.3	2.75	561	2.85
3.28 - 4.82	18,288	6.1	3.87	7,321	3.98
4.98 - 7.37	7,063	3.6	6.59	6,692	6.60
7.50 - 11.19	12,695	5.8	8.93	6,177	9.03
11.29 - 16.93	13,611	4.6	14.96	8,947	15.23
16.94 - 24.63	17,957	4.0	20.68	16,173	20.76
25.63 - 36.41	4,618	5.7	29.48	4,097	29.10
38.50 - 57.31	4,590	5.3	50.71	3,602	51.00
58.56 - 87.63	7,590	6.0	70.16	5,449	69.99
88.00 - 131.81	6,687	4.6	112.12	5,316	112.57
132.31 - 146.53	141	3.0	138.24	124	138.31

	120,264			70,060

Employee Stock Purchase Plans:

        In June 1998, the Company adopted the JDS Uniphase Corporation 1998 Employee Stock Purchase Plan, as amended (the "98 Purchase Plan"). The 98 Purchase Plan, effective August 1, 1998, provides eligible employees with the opportunity to acquire an ownership interest in the Company through participation in a program of periodic payroll deductions applied at specific intervals to the purchase of the Company's common stock. The 98 Purchase Plan is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986. However, the 98 Purchase Plan is not intended to be a qualified pension, profit sharing or stock bonus plan under Section 401(a) of the Internal Revenue Code of 1986 and is not subject to the provisions of the Employee Retirement Income Security Act of 1974. The 98 Purchase Plan will terminate upon the earlier of August 1, 2008 or the date on which all shares available for issuance have been sold. Under the 98 Purchase Plan, 6.7 million, 2.6 million and 0.7 million shares were issued during fiscal 2003, 2002 and 2001, respectively, with weighted-average prices of $2.02, $6.74 and $23.54 per share, respectively. Of the 50.0 million shares authorized to be issued under the 98 Purchase Plan, 39.2 million shares remained available for issuance as of June 30, 2003.

        In November 1999, the Company adopted the JDS Uniphase Corporation 1999 Canadian Employee Stock Purchase Plan, as amended (the "Canadian Plan"). The Canadian Plan has similar provisions to the 98 Purchase Plan. Under the Canadian Plan, 0.9 million, 1.0 million and 0.3 million shares were issued during fiscal 2003, 2002 and 2001, respectively, with weighted-average prices of $2.15, $7.01 and $34.09 per share, respectively. Of the 10.0 million shares authorized to be issued under the Canadian Plan, 7.8 million shares remained available for issuance as of June 30, 2003.

        As a result of the acquisitions of SDL in fiscal 2001 and OCLI and E-TEK in fiscal 2000, the Company assumed the employee stock purchase plans of these acquired companies. The SDL employee stock purchase plan remained effective as of June 30, 2002 and terminated on October 10, 2002.

Stock-Based Compensation:

        In connection with certain of the Company's acquisitions, outstanding stock options held by the employees of the acquired companies became exercisable, according to their terms, for the Company's common stock effective at the acquisition date. These options did not reduce the shares available for grant under any of the Company's other option plans. For acquisitions accounted for as purchases, the fair value of these options was included as part of the purchase price. As of July 1, 2000, the Company began recording deferred compensation related to unvested options held by the employees of the companies acquired in a purchase acquisition in accordance with FIN No. 44. The deferred compensation expense calculation and future amortization is based on the vesting schedule of the awards. Amortization of the deferred stock-based compensation was $47.9 million, $117.9 million and $52.6 million in fiscal 2003, 2002 and 2001, respectively.

        During fiscal 2003 and 2002, the Company reversed $4.7 million and $12.0 million, respectively, of the unamortized balance of deferred stock-based compensation related to unvested options held by certain SDL and OPA employees who left through normal attrition or were terminated as part of the Company's Global Realignment Program.

        During fiscal 2001, in connection with the severance agreement of a former executive, the Company extended the exercise period for options to purchase 1.2 million shares of common stock at exercise prices ranging from $2.60 to $105.59. The Company determined the compensation expense for these stock options based on the stock price on the date of modification. As a result, the Company recorded compensation expense of $11.1 million associated with these stock options. During fiscal 2003, in connection with the severance agreements of former executives, the Company extended the exercise period for options to purchase 11.0 million shares at prices ranging from $0.70 to $112.63. No compensation expense was recorded on these options.

        In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company is required to present pro forma information regarding its net loss and net loss per share as if the Company had accounted for its employee stock options (including shares issued under the employee stock purchase plans, collectively the "options"), granted subsequent to June 30, 1995 using the fair value method of accounting. The fair value of the options granted in fiscal 2003, 2002, and 2001 has been estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Employee Stock Option Plans			Employee Stock Purchase Plans
	FY 2003	FY 2002	FY 2001	FY 2003	FY 2002	FY 2001
Expected life (in years)	5.00	5.00	5.00	0.50	0.50	0.50
Volatility	0.80	0.79	0.78	0.79	0.79	0.78
Risk-free interest rate	3.07%	4.30%	5.00%	1.69%	2.72%	5.70%
Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

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

        The weighted-average fair value of employee stock options granted during fiscal 2003, 2002 and 2001 was $1.87, $4.13 and $26.81 per share, respectively. The weighted-average exercise price of employee stock options granted during fiscal 2003, 2002 and 2001 was $2.63, $6.14 and $34.34 per share, respectively. The weighted-average fair value of shares granted under the employee stock purchase plans during fiscal 2003, 2002 and 2001 was $0.88, $2.95 and $21.92 per share, respectively.

Note 10.    Employee Benefit Plans

        The Company sponsors the JDS Uniphase Corporation Employee 401(k) Retirement Plan (the "401(k) Plan"), a Defined Contribution Plan under ERISA, which provides retirement benefits for its eligible employees through tax deferred salary deductions. The 401(k) Plan allows employees to contribute up to 20% of their annual compensation, with such contributions limited to $12,000 in calendar year 2003 as set by the Internal Revenue Service. Prior to January 1, 2001, the Company's matching contributions consisted of $0.25 per dollar contributed by employees with at least six months of service. Effective January 1, 2001, the 401(k) Plan provides for a 100% match of employees' contributions up to the first 3% of annual compensation and a 50% match on the next 2% of compensation, subject to a maximum matching contribution of $3,600 per employee in calendar year 2003. Employees have the option to invest the Company's matching contributions in the Company's common stock and are allowed to sell their shares without restrictions, subject to the Company's insider trading policies. Employees are not allowed to invest their own contributions in the Company's common stock. All matching contributions are made in cash and vest immediately. The Company's matching contributions to the 401(k) Plan were $7.0 million in fiscal 2003, $9.5 million in fiscal 2002 and $3.2 million in fiscal 2001.

Note 11.    Reduction of Goodwill

        During fiscal 2003, the Company recorded $225.7 million of impairment charges in accordance with SFAS No. 142. During fiscal 2002 and fiscal 2001, the Company recorded $4,360.8 million and $49,699.5 million, respectively, of impairment charges in accordance with SFAS No. 121.

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

        As part of its quarterly review of financial results in the first quarter of fiscal 2003, the Company noted indicators that the carrying value of its goodwill may not be recoverable and performed an additional impairment review. The impairment review was performed because of the prolonged economic downturn affecting the Company's operations and revenue forecasts. As the Company determined that the continued decline in market conditions within the Company's industry was significant and prolonged, the Company evaluated the recoverability of its goodwill in accordance with SFAS No. 142 during the first quarter of fiscal 2003. The Company did not identify any impairment indicators during the rest of fiscal 2003.

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

        During the fourth quarter of fiscal 2003, the Company completed the annual impairment review related to the carrying value of goodwill as of June 30, 2003 and determined that there was no impairment beyond amounts previously recorded as of that date.

        The following table summarizes the impairment charges recorded during fiscal 2003 (in millions):

Reporting Units
Communications Products Group:
Active Components	$54.6
Optical Layer	28.7
Transmission	142.4

Total	$225.7

Fiscal 2002 Charges:

        As a result of the Phase 2 restructuring activities in the first quarter of fiscal 2002 (see Note 13), the Company restructured its businesses and realigned its operations to focus on certain markets and core opportunities. In the process, the Company abandoned certain redundant products and product platforms and reduced its workforce that had been valued in previous acquisitions. In accordance with SFAS No. 121, the Company wrote down the related intangible assets to their fair value, which was determined to be $0, and recorded total charges of $31.2 million related to goodwill.

        As part of its quarterly reviews of financial results, the Company noted indicators in the second, third and fourth quarters of fiscal 2002 that the carrying value of its goodwill may not be recoverable and performed an impairment review. The impairment review was performed pursuant to SFAS No. 121 because of the prolonged economic downturn affecting the Company's operations and revenue forecasts. As a result of the prolonged economic downturn, the Company's projected future revenue and cash flows for certain of the Company's asset groupings were revised downward in the second, third and fourth quarters of fiscal 2002. Therefore, the Company recorded charges to reduce goodwill based on the amounts by which the carrying amounts of these assets exceeded their fair value. Fair value was determined based on discounted future cash flows for the operating entities that had separately identifiable cash flows.

        The following table summarizes the write-downs of goodwill for the second quarter of fiscal 2002 (in millions):

Acquired Entities	Reductions of Goodwill	Long-Term Annual Growth Rate
OCLI	$514.1	5% - 60%
SDL	751.0	15% - 60%

Total	$1,265.1

        The Company assumed a cash flow period of 5 years, a discount rate of 14%, and terminal growth rates of 5% to 7%. The long-term annual growth rates are higher in the early years of the 5-year cash flow period, representing the Company's estimated growth in the period of industry recovery, and a reduced growth rate in the later years.

        The following table summarizes the write-downs of goodwill for the third quarter of fiscal 2002 (in millions):

Acquired Entities	Reductions of Goodwill	Long-Term Annual Growth Rate
E-TEK	$697.5	30% - 35%
JDS FITEL	1,184.7	30% - 42%
OCLI	20.3	4% - 13%
SDL	762.5	27% - 50%
Other	206.5	7% - 45%

Total	$2,871.5

        The Company assumed a cash flow period of 5 years, a discount rate of 14%, and terminal growth rates of 5% to 7%. The long-term annual growth rates are higher in the early years of the 5-year cash flow period, representing the Company's estimated growth in the period of industry recovery, which decreases in the later years.

        The following table summarizes the write-downs of goodwill for the fourth quarter of fiscal 2002 (in millions):

Acquired Entities	Reductions of Goodwill	Long-Term Annual Growth Rate
Epitaxx	$130.8	25% - 40%
SDL	43.5	15% - 50%
UNL	18.7	25% - 50%

Total	$193.0

        The Company assumed a cash flow period of 5 years, a discount rate of 14%, and terminal growth rates of 7%. The long-term annual growth rates are higher in the early years of the 5-year cash flow period, representing the Company's estimated growth in the period of industry recovery, which decreases in the later years.

Fiscal 2001 Charges:

        As a result of the Phase 1 restructuring activities in the fourth quarter of fiscal 2001, the Company restructured certain of its businesses and realigned its operations to focus on more attractive markets and core opportunities. In the process, the Company abandoned certain redundant products and product platforms and reduced its workforce that had been valued in previous acquisitions. In accordance with SFAS No. 121, the Company wrote down the related intangible assets to their fair value, which was determined to be $0, and recorded total charges of $3,075.4 million related to goodwill.

        Beginning in the third quarter of fiscal 2001, the Company evaluated the carrying value of its long-lived assets pursuant to SFAS No. 121 because of the prolonged economic downturn affecting its operations and expected future sales. As the Company determined that the continued decline in market conditions within its industry was significant and other-than-temporary during the third and fourth quarters of fiscal 2001, the Company recorded charges to reduce goodwill and other long-lived assets based on the amounts by which the carrying amounts of these assets exceeded their fair value. Fair value was determined based on discounted future cash flows for the operating entities that had separately identifiable cash flows.

        The following table summarizes the write-downs of goodwill for the third quarter of fiscal 2001 (in millions):

Acquired Entities	Reductions of Goodwill	Long-Term Annual Growth Rate
ETEK	$7,669.6	15% - 40%
SDL	29,214.4	15% - 40%
EPD	2,397.3	15% - 40%
Other	495.9	15% - 40%

Total	$39,777.2

        The Company assumed a cash flow period of 5 years, a discount rate of 13%, and terminal growth rate of 7%. The long-term annual growth rates are higher in the early years of the 5-year cash flow period, representing the Company's estimated growth in the period of industry recovery, and a reduced growth rate in the later years.

        The following table summarizes the write-downs of goodwill for the fourth quarter of fiscal 2001 (in millions):

Acquired Entities	Reductions of Goodwill	Long-Term Annual Growth Rate
E-TEK	$3,353.9	15% - 60%
OCLI	1,012.7	15% - 60%
SDL	2,480.3	15% - 60%

Total	$6,846.9

        The Company assumed a cash flow period of 5 years, a discount rate of 14.5%, and terminal growth rate of 7%. The long-term annual growth rates are higher in the early years of the 5-year cash flow period, representing the Company's estimated growth in the period of industry recovery, which decreases in the later years.

Note 12.    Reduction of Other Long-Lived Assets

        During fiscal 2003, the Company recorded $167.9 million of reductions in the carrying value of its long-lived assets in accordance with SFAS No. 144. During fiscal 2002 and fiscal 2001, the Company recorded $1,618.6 million and $385.5 million, respectively, of reductions in the carrying value of its long-lived assets in accordance with SFAS No. 121. These charges excluded asset write-downs associated with the Global Realignment Program (see Note 13). The following table summarizes the components of the reductions of other long-lived assets (in millions):

	Years Ended June 30,
	2003	2002	2001
Assets held and used:
Purchased intangibles (other than goodwill)	$68.6	$1,243.1	$375.3
Property, plant and equipment	79.1	375.5	10.2
Assets held for sale:
Property, plant and equipment	20.2	—	—

Total reductions of other long-lived assets	$167.9	$1,618.6	$385.5

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

        During the rest of fiscal 2003, the Company noted no impairment indicators in connection with its long-lived assets held and used, and accordingly, a test of recoverability of its long-lived assets was not required.

Assets Held for Sale:

        During the third quarter and fourth quarter of fiscal 2003, the Company classified certain property, plant and equipment intended to be disposed of within a twelve month period as assets held for sale. In accordance with SFAS No. 144, the Company recorded an impairment charge of $13.3 million, representing the amount by which their carrying value exceeds fair value less cost to sell. During the first quarter of fiscal 2003, the Company classified certain property and equipment as assets held for sale in connection with the sales of its SIFAM and Cronos subsidiaries (see Note 18) and recorded total impairment charges of $6.9 million.

Fiscal 2002 Charges:

        As a result of the Phase 2 restructuring activities in the first quarter of fiscal 2002 (see Note 13), the Company restructured its businesses and realigned its operations to focus on certain markets and core opportunities. In the process, the Company abandoned certain redundant products and product platforms and reduced its workforce that had been valued in previous acquisitions. In accordance with SFAS No. 121, the Company wrote down the related intangible assets to their fair value, which was determined to be $0, and recorded total charges of $10.8 million related to purchased intangibles other than goodwill.

        As part of its quarterly reviews of financial results, the Company noted indicators in the second, third and fourth quarters of fiscal 2002 that the carrying value of its long-lived assets, including significant amounts of purchased intangibles recorded in connection with its various acquisitions, may not be recoverable and performed an impairment review. The impairment review was performed pursuant to SFAS No. 121 because of the prolonged economic downturn affecting the Company's operations and revenue forecasts. As a result of the prolonged economic downturn, the Company's projected future revenue and cash flows for certain of the Company's asset groupings were revised downward in the second, third and fourth quarters of fiscal 2002. Therefore, the Company recorded charges to reduce its long-lived assets based on the amounts by which the carrying amounts of these assets exceeded their fair value. Fair value was determined based on discounted future cash flows for the operating entities that had separately identifiable cash flows.

        The following table summarizes the write-downs of its long-lived assets, consisting of purchased intangibles, for the second quarter of fiscal 2002 (in millions):

Acquired Entity	Purchased Intangibles	Long-Term Annual Growth Rate
SDL	$2.5	15% - 60%

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

        The following table summarizes the write-downs of its long-lived assets, consisting of purchased intangibles and property, plant and equipment, for the third quarter of fiscal 2002 (in millions):

Acquired Entities	Purchased Intangibles	Property, Plant and Equipment	Long-Term Annual Growth Rate
E-TEK	$224.1	$1.1	30% - 35%
JDS FITEL	233.9	—	30% - 42%
OCLI	210.7	67.2	4% - 13%
SDL	247.6	10.4	27% - 50%
Other	9.0	8.6	7% - 45%

Total	$925.3	$87.3

        The Company assumed a cash flow period of 5 years, a discount rate of 14%, and terminal growth rates of 5% to 7%. The long-term annual growth rates are higher in the early years of the 5-year cash flow period, representing our estimated growth in the period of industry recovery, and a reduced growth rate in the later years.

        The following table summarizes the write-downs of its long-lived assets, consisting of purchased intangibles and property, plant and equipment, for the fourth quarter of fiscal 2002 (in millions):

Acquired Entities	Purchased Intangibles	Property, Plant and Equipment	Long-Term Annual Growth Rate
E-TEK	$—	$63.2	22% - 45%
JDS FITEL	132.5	90.7	17%
SDL	165.2	61.7	15% - 50%
Other	6.8	72.6	7% - 50%

Total	$304.5	$288.2

        The Company assumed a cash flow period of 1 - 5 years, a discount rate of 14%, and terminal growth rate of 7%. The long-term annual growth rates are higher in the early years of the 5-year cash flow period, representing our estimated growth in the period of industry recovery, and a reduced growth rate in the later years.

Fiscal 2001 Charges:

        As a result of the Phase 1 restructuring activities in the first quarter of fiscal 2001 (see Note 13), the Company restructured its businesses and realigned its operations to focus on certain markets and core opportunities. In the process, the Company abandoned certain redundant products and product platforms and reduced its workforce that had been valued in previous acquisitions. In accordance with SFAS No. 121, the Company wrote down the related intangible assets to their fair value, which was determined to be $0, and recorded total charges of $298.1 million related to purchased intangibles other than goodwill.

        As part of its quarterly reviews of financial results, the Company noted indicators in the third and fourth quarters of fiscal 2001 that the carrying value of its long-lived assets, including significant amounts of purchased intangibles recorded in connection with its various acquisitions, may not be recoverable and performed an impairment review. The impairment review was performed pursuant to SFAS No. 121 because of the prolonged economic downturn affecting the Company's operations and revenue forecasts. As a result of the prolonged economic downturn, the Company's projected future revenue and cash flows for certain of the Company's asset groupings were revised downward in the fourth quarter of fiscal 2001. Therefore, the Company recorded charges to reduce its long-lived assets based on the amounts by which the carrying amounts of these assets exceeded their fair value. Fair value was determined based on discounted future cash flows for the operating entities that had separately identifiable cash flows.

        The following table summarizes the write-downs of its long-lived assets, consisting of purchased intangibles and property, plant and equipment, for the fourth quarter of fiscal 2001 (in millions):

Acquired Entities	Purchased Intangibles	Property, Plant and Equipment	Long-Term Annual Growth Rate
OCLI	$77.2	$8.6	15% - 60%
SDL	—	1.6	15% - 60%

Total	$77.2	$10.2

        The Company assumed a cash flow period of 5 years, a discount rate of 14.5%, and terminal growth rate of 7%. The long-term annual growth rates are higher in the early years of the 5-year cash flow period, representing our estimated growth in the period of industry recovery, and a reduced growth rate in the later years.

Note 13.    Global Realignment Program Charges

Overview:

        In April 2001, the Company initiated the Global Realignment Program, under which it began restructuring its business in response to the economic downturn. Through the end of fiscal 2003, the Company implemented 7 phases of restructuring activities and recorded total restructuring charges of $645.6 million. In addition, the Company incurred charges other than restructuring of $474.9 million related to the Global Realignment Program. Restructuring activities initiated prior to December 31, 2002 were recorded in accordance with EITF No. 94-3, and restructuring activities initiated after December 31, 2002 were recorded in accordance with SFAS No. 146 (see Note 1) and SFAS No. 112, "Employers' Accounting for Post employment Benefits."

        Under the Global Realignment Program, the Company is consolidating and reducing its manufacturing, research and development, sales and administrative facilities in North America, Europe and Asia-Pacific. The total number of sites and buildings closed or scheduled for closure is 29. Based on the decisions made through the end of fiscal 2003, the Company will reduce its total workforce by approximately 19,630 employees upon the completion of the Global Realignment Program. As of June 30, 2003, 19,347 employees have been terminated.

Phases 1 through 3 Restructuring Activities:

        The Company implemented its Phase 1 through 3 restructuring activities during the fourth quarter of fiscal 2001 through the fourth quarter of 2002. The following table summarizes the restructuring charges under these phases from inception through the end of fiscal 2003 (in millions):

	Workforce Reduction	Facilities and Equipment	Lease Costs	Total
Initial restructuring charges—Phase 1	$79.1	$122.2	$63.0	$264.3
Cash payments	(24.9)	—	(0.9)	(25.8)
Non-cash charges	(11.1)	(122.2)	—	(133.3)

Accrual balance as of June 30, 2001	43.1	—	62.1	105.2
Initial restructuring charges—Phase 2	55.8	141.3	45.9	243.0
Initial restructuring charges—Phase 3	26.7	10.4	4.9	42.0
Cash payments	(90.5)	—	(30.6)	(121.1)
Adjustments	(15.5)	2.2	(6.1)	(19.4)
Cash proceeds in excess of salvage value	—	(5.6)	—	(5.6)
Non-cash charges	—	(148.3)	—	(148.3)

Accrual balance as of June 30, 2002	19.6	—	76.2	95.8
Cash payments	(14.4)	—	(19.3)	(33.7)
Adjustments	(1.5)	9.2	8.0	15.7
Cash proceeds in excess of salvage value	—	(2.8)	—	(2.8)
Non-cash charges	(1.2)	(6.4)	0.4	(7.2)

Accrual balance as of June 30, 2003	$2.5	$—	$65.3	$67.8

        In connection with the Phase 1 through 3 restructuring activities, management with the appropriate level of authority approved and committed the Company to plans to close 24 sites, vacate buildings at the closed sites as well as at other continuing operations, and reduce its workforce by approximately 15,700 employees. These sites were located in Asheville, North Carolina; Bracknell, United Kingdom; Freehold, New Jersey; Hillend, United Kingdom; Oxford, United Kingdom; Richardson, Texas; Rochester, New York; Shunde, China, Taipei, Taiwan, Arnhem, Netherlands; Gloucester, Massachusetts; Manteca, California; Plymouth, United Kingdom; Victoria, British Columbia; Witham, United Kingdom; two sites in Ottawa, Ontario; Columbus, Ohio; Eatontown, New Jersey; San Jose, California; Sydney, Australia; Toronto, Ontario; Torquay, United Kingdom; and Waghaeusel-Kirrlach, Germany.

Workforce Reduction:

        In connection with the Phase 1 through 3 restructuring activities, the Company recorded total initial charges of $161.6 million primarily related to severance and fringe benefits associated with the reduction of approximately 15,700 employees, which includes non-cash severance charges of $11.1 million related to the modification of a former executive's stock options. During the fiscal periods 2002 and 2003, the Company recorded decreases of $15.5 million and $1.5 million respectively to the accrual balance, as the actual amounts paid for such charges were lower than originally estimated.

        Approximately 13,600 employees were engaged in manufacturing, 900 in research and development, and 1,200 in selling, general and administrative functions. Approximately 13,250 employees were located in North America, 1,400 in Europe, and 1,050 in Asia-Pacific. The Company has substantially completed its Phase 1 through 3 workforce reductions. The remaining accrual balance reflects severance and benefit payments scheduled to be paid in the first quarter of fiscal 2004.

Facilities and Equipment and Lease Costs:

        In connection with the Phases 1 through 3 restructuring activities, property and equipment that were disposed of or removed from operations resulted in an initial charge of $273.9 million, of which $229.2 million was related to the Communications Products Group, $41.2 million was related to the Thin Film Products Group and $3.5 million was related to the "All Other" category for segment reporting purposes (see Note 17). The property and equipment write-downs consisted primarily of owned buildings, leasehold improvements, computer equipment and related software, production and engineering equipment, and office equipment, furniture and fixtures. During fiscal 2002 and 2003, the Company recorded total adjustments of $2.2 million and $9.2 million, respectively, primarily due to additional declines in the fair market value of owned buildings held for disposal. In addition, during fiscal 2002 and 2003, the Company received $5.6 million and $2.8 million, respectively, of cash proceeds in excess of the estimated salvage value of certain restructured assets sold.

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

        In connection with the Phases 1 through 3 restructuring activities, the Company incurred charges of $113.8 million for exiting and terminating leases primarily related to excess or closed facilities with planned future exit dates. The Company estimated the cost of exiting and terminating the facility leases based on the contractual terms of the agreements and real estate market conditions. During fiscal 2002, the Company recorded a net decrease of $6.1 million to the accrual balance and negotiated subleases and termination agreements. During fiscal 2003, the Company recorded an increase of $8.0 million to the accrual balance primarily due to changes in real estate market conditions. The Company anticipates that it will take approximately 12 to 27 months to sublease the remaining vacated properties. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2013.

Phase 4 Restructuring Activities:

        The Company implemented its Phase 4 restructuring activities during the first quarter of fiscal 2003. The following table summarizes the Company's Phase 4 restructuring charges from inception through the end of fiscal 2003 (in millions):

	Workforce Reduction	Lease Costs	Total
Initial restructuring charges—Phase 4	$20.5	$7.2	$27.7
Cash payments	(18.4)	(0.8)	(19.2)
Adjustments	(1.6)	0.2	(1.4)

Accrual balance as of June 30, 2003	$0.5	$6.6	$7.1

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

Workforce Reduction:

        In connection with the Phase 4 restructuring activities, the Company recorded total charges of $20.5 million primarily related to severance and fringe benefits associated with the reduction of approximately 1,150 employees. Approximately 800 employees were engaged in manufacturing, 250 in research and development, and 100 in selling, general and administrative functions. All employees were located in North America. During 2003, an adjustment of $1.6 million was recorded due to lower than expected cash payments. As of June 30, 2003, the Company has substantially completed its Phase 4 workforce reductions and expects to complete its Phase 4 workforce reduction by the end of the first quarter of fiscal 2004.

Lease Costs:

        In connection with the Phase 4 restructuring activities, the Company accrued total charges of $7.2 million for exiting and terminating leases primarily related to excess or closed facilities with planned future exit dates. The Company estimated the cost of exiting and terminating the facility leases based on the contractual terms of the agreements and real estate market conditions. During fiscal 2003, the Company recorded an increase of $0.2 million to the accrual balance primarily due to changes in real estate market conditions. The Company anticipates that it will take approximately 10 months to sublease the remaining vacated properties. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2016.

Phase 5 Restructuring Activities:

        The Company implemented its Phase 5 restructuring activities during the second quarter of fiscal 2003. The following table summarizes the Company's Phase 5 restructuring charges from inception through the end of fiscal 2003 (in millions):

	Workforce Reduction	Facilities and Equipment	Lease Costs	Total
Initial restructuring charges—Phase 5	$35.5	$0.5	$30.0	$66.0
Cash payments	(23.4)	—	(0.5)	(23.9)
Non-cash charges	—	(0.5)	—	(0.5)
Adjustments	5.7	—	4.8	10.5

Accrual balance as of June 30, 2003	$17.8	$—	$34.3	$52.1

        In connection with the Phase 5 restructuring activities, management with the appropriate level of authority approved and committed the Company to plans to close one site, located in Eindhoven, Netherlands, vacate buildings at the closed site as well as at other continuing operations and reduce its workforce by approximately 1,700 employees.

Workforce Reduction:

        In connection with the Phase 5 restructuring activities, the Company recorded total charges of $35.5 million primarily related to severance and fringe benefits associated with the reduction of approximately 1,700 employees. Approximately 1,400 employees were engaged in manufacturing, 100 in research and development, and 200 in selling, general and administrative functions. Approximately 1,400 employees were located in North America and 300 employees in Europe. During 2003, the Company increased its estimate of costs related to the workforce reduction by $5.7 million as a result of higher expected cash payments. As of June 30, 2003, 1,539 employees have been terminated. The Company expects to complete its Phase 5 workforce reduction by the end of fiscal 2004.

Facilities and Equipment and Lease Costs:

        In connection with the Phase 5 restructuring activities, property and equipment that were disposed of or removed from operations resulted in total charges of $0.5 million related to the Communications Products Group. The property and equipment write-downs consisted primarily of leasehold improvements, computer equipment and related software, production and engineering equipment, and office equipment, furniture and fixtures. The Company expects to complete the disposal of property and equipment by the end of fiscal 2004.

        In connection with the Phase 5 restructuring activities, the Company accrued total charges of $30.0 million for exiting and terminating leases primarily related to excess or closed facilities with planned future exit dates. The Company estimated the cost of exiting and terminating the facility leases based on the contractual terms of the agreements and real estate market conditions. During the third and fourth quarters of 2003, the Company recorded an increase of $4.8 million to the accrual balance primarily due to changes in real estate market conditions, which resulted in changes regarding estimated vacancy duration and sublease income. The Company anticipates that it will take approximately 9 to 52 months to sublease the remaining vacated properties. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2021.

Phase 6 Restructuring Activities:

        The Company implemented its Phase 6 restructuring activities during the third quarter of fiscal 2003. The following table summarizes the Company's Phase 6 restructuring charges from inception through the end of fiscal 2003 (in millions):

Workforce Reduction
Initial restructuring charges—Phase 6	$5.0
Additional restructuring charges—Phase 6	1.1
Cash payments	(3.6)

Accrual balance as of June 30, 2003	$2.5

Workforce Reduction:

        In connection with the Phase 6 restructuring activities, management with the appropriate level of authority approved and committed the Company to plans to reduce its workforce by approximately 260 employees. The Company recorded total charges of $6.1 million primarily related to severance and fringe benefits associated with the workforce reductions. Additional restructuring charges were included in the fourth quarter of fiscal 2003, for approximately 20 employees, which were notified in that quarter. The severance and fringe benefit accrual was accounted for under SFAS No. 112.

        Approximately 200 employees were engaged in manufacturing, 50 in research and development, and 10 in selling, general and administrative functions. All employees were located in North America. As of June 30, 2003, approximately 180 employees have been terminated. The Company expects to complete its Phase 6 workforce reduction by the end of the third quarter of fiscal 2004.

Phase 7 Restructuring Activities:

        The Company implemented its Phase 7 restructuring activities during the fourth quarter of fiscal 2003. The following table summarizes the Company's Phase 7 restructuring charges (in millions):

	Workforce Reduction	Lease Costs	Total
Initial restructuring charges—Phase 7	$2.4	$2.7	$5.1
Cash payments	(0.3)	(0.2)	(0.5)

Accrual balance as of June 30, 2003	$2.1	$2.5	$4.6

Workforce Reduction:

        In connection with the Phase 7 restructuring activities, management with the appropriate level of authority approved and committed the Company to plans to reduce its workforce by approximately 70 employees. The Company recorded total charges of $2.4 million primarily related to severance and fringe benefits associated with the workforce reductions.

        Approximately 20 employees were engaged in manufacturing, 20 in research and development, and 30 in selling, general and administrative functions. All employees were located in North America. As of June 30, 2003, approximately 28 employees have been terminated. The Company expects to complete its Phase 7 workforce reduction by the end of the second quarter of fiscal 2004.

Facility and Lease Costs:

        In connection with the Phase 7 restructuring activities, the Company accrued total charges of $2.7 million for exiting lease related to one closed facility, located in San Jose, California. The Company estimated the cost of the facility lease based on the contractual terms of the agreements and real estate market conditions. The Company anticipates that it will take approximately 15 months to sublease the property. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2006. The lease costs accrual was accounted for under SFAS No. 146.

Charges Other Than Restructuring:

        In addition to the charges recorded in connection with the restructuring activities, the Company incurred total other charges of $474.9 million related to the Global Realignment Program. Details of these charges were as follows (in millions):

	Years Ended June 30,
	2003	2002	2001
Property and equipment	$36.3	$164.7	$6.4
Inventories	—	—	173.5
Purchase commitments and other obligations	(2.5)	(7.4)	55.6
Workforce-related charges	14.7	12.3	0.2
Lease costs	5.5	6.4	—
Moving and other costs	1.7	6.7	0.8

Total other charges	$55.7	$182.7	$236.5

        During fiscal 2003, 2002 and 2001, the Company recorded $36.3 million, $164.7 million and $6.4 million, respectively, of additional depreciation from changes in the estimated useful life and the write-downs of certain property and equipment that were identified for disposal but remained in use until the date of disposal. Total amount recorded in fiscal 2002 was net of $3.8 million of cash proceeds in excess of the estimated salvage value of certain assets sold. Cash proceeds totaled $3.2 million in fiscal 2003.

        During fiscal 2001, the Company recorded charges associated with inventory write-downs, purchase commitments and other obligations of $229.1 million resulting from product consolidations and discontinuations in connection with the Global Realignment Program. During fiscal 2003 and 2002, the Company recorded decreases of $2.5 million and $7.4 million, respectively, to the accrual balance, as the actual amounts paid to settle certain commitments and other obligations were lower than originally estimated.

        During fiscal 2003, 2002 and 2001, the Company recorded workforce-related charges of $14.7 million, $12.3 million and $0.2 million, respectively, which included payments for severance and fringe benefits that were not associated with a formal plan of termination, retention bonuses and employee relocation costs. The severance and fringe benefits charges incurred in fiscal 2002 were as a result of the reduction of approximately 750 employees, consisting of approximately 600 in manufacturing, 50 in research and development, and 100 in selling, general and administrative functions. Approximately 150 employees were located in North America, 100 in Europe and 500 in Asia-Pacific. All 750 employees have been terminated and severance and benefit payments related to these employees have been paid in full.

        During fiscal 2002, the Company announced the closure of one site at Piscataway, New Jersey. Lease costs of $6.4 million were primarily related to exiting and terminating building leases at this site. The Company estimated the cost of exiting and terminating the facility leases based on the contractual terms of the agreements and the real estate market conditions. The Company anticipates that it will take approximately 16 months to sublease the vacated properties. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2011. During fiscal 2003, the Company recorded additional lease charges of $5.5 million due primarily to the loss of a sub-tenant in a building in San Jose, California, not required for ongoing operations.

        During fiscal 2003, 2002 and 2001, the Company incurred moving and other costs of $1.7 million, $6.7 million and $0.8 million, respectively, related to the physical relocation of certain facilities and equipment from buildings that the Company has disposed of or planned to dispose of.

        Charges other than restructuring were recorded in the Company's Consolidated Statements of Operations as follows (in millions):

	Years Ended June 30,
	2003	2002	2001
Cost of sales	$7.7	$124.6	$220.7
Research and development	2.7	8.2	2.9
Selling, general and administrative	45.3	49.9	12.9

Total other charges	$55.7	$182.7	$236.5

        As of June 30, 2003, the accrual balance related to these charges was $7.5 million, consisting primarily of purchase and lease commitments. The accrual balance was included in "Other current liabilities" in the Company's Consolidated Balance Sheet.

Recommissioning of Assets:

        Since the beginning of 2001, the Company's industry has experienced a dramatic downturn and has remained very volatile. In April 2001, the Company implemented its Global Realignment Program based on the best information available at the time. Management with the appropriate level of authority approved and committed the Company to execute the Global Realignment Program. As the Company continued to execute its restructuring plans to realign its operations and consolidate the facilities, the Company recommissioned certain property and equipment during the fourth quarter of fiscal 2002 that had previously been removed from operations and fully depreciated or written down under the Global Realignment Program. These assets were placed back into service due to the following reasons: (i) unanticipated changes in the industry and customer demand for certain product lines, (ii) impact of unforeseen warranty obligations, and (iii) changes in initial estimates. The total net book value of the recommissioned property and equipment at the time of the write-downs was $27.7 million, of which $15.9 million was related to the Communications Products Group, $10.7 million was related to the Thin Film Products Group and $1.1 million was related to the "All Other" category for segment reporting purposes (see Note 17). During fiscal 2003 $2.8 million, of these recommissioned assets have been sold, scraped or made available for sale. The recommissioned property and equipment were put back into use with a carrying value of $0 during the fourth quarter of fiscal 2002. Based on the dates these assets were placed back into service and taking into consideration the potential impact of the impairment loss on these assets, the Company would have incurred additional depreciation expense of approximately $4.2 million and $1.5 million for fiscal 2003 and 2002, respectively.

Note 14.    Income Taxes

        The Company's income tax expense (benefit) consisted of the following (in millions):

	Years Ended 30,
	2003	2002	2001
Federal:
Current	$—	$(35.8)	$(86.4)
Deferred	(6.1)	462.8	(226.6)

	(6.1)	427.0	(313.0)
State:
Current	—	—	23.0
Deferred	(0.9)	65.9	(32.4)

	(0.9)	65.9	(9.4)
Foreign:
Current	(47.5)	(68.0)	80.9
Deferred	68.0	(187.6)	(130.4)

	20.5	(255.6)	(49.5)
Total income tax expense (benefit)	$13.5	$237.3	$(371.9)

        There is no tax benefit associated with exercises of stock options for the fiscal year ended June 30,2003. The tax benefit associated with exercises of stock options resulted in tax refunds of $23.0 million in fiscal year ended June 30, 2002 and reduced taxes currently payable by $142.7 million in fiscal year ended June 30, 2001.

        The Company's loss before income taxes consisted of the following (in millions):

	Years Ended 30,
	2003	2002	2001
Domestic	$(703.0)	$(8,099.4)	$(56,544.0)
Foreign	(217.3)	(401.6)	50.2

Total loss before income taxes	$(920.3)	$(8,501.0)	$(56,493.8)

        A reconciliation of the Company's income tax expense at the federal statutory rate to the income tax expense (benefit) at the effective tax rate is as follows (in millions):

	Years Ended 30,
	2003	2002	2001
Income tax expense computed at federal statutory rate	$(322.1)	$(2,975.3)	$(19,772.9)
State taxes, net of federal benefit	—	42.8	(6.1)
Non-deductible acquired in-process research & development	—	—	137.6
Reduction of goodwill	79.0	1,442.9	17,515.3
Non-deductible amortization	3.8	428.3	1,688.7
Income tax expense from net earnings of foreign subsidiary considered to be permanently invested in non-U.S. operations.	—	—	10.1
Valuation allowance	250.8	1,315.4	51.2
Tax exempt income	—	(9.1)	(10.6)
Gain on sale of foreign subsidiary	—	—	10.9
Other	2.0	(7.7)	3.9

Income tax expense (benefit)	$13.5	$237.3	$(371.9)

        The components of the Company's net deferred taxes consisted of the following (in millions):

	June 30,
	2003	2002
Gross deferred tax assets:
Tax credit carryforwards	$69.2	$49.2
Net operating loss carryforwards	1,539.4	1,240.7
Inventories	111.3	118.2
Accruals and reserves	92.4	144.5
Other	137.8	88.1
Acquisition-related items	576.3	741.5

Gross deferred tax assets	2,526.4	2,382.2
Valuation allowance	(2,489.5)	(2,270.3)

Deferred tax assets	36.9	111.9
Deferred tax liabilities:
Acquisition related items	(27.6)	(41.4)
Investment holdings	(9.3)	(2.2)
Other	—	(0.3)

Deferred tax liabilities	(36.9)	(43.9)
Total net deferred tax assets	$—	$68.0

        The valuation allowance increased by $219.2 million in fiscal 2003, $1,274.3 million in fiscal 2002 and $420.6 million in fiscal 2001. Increases in the valuation allowance for domestic deferred tax assets recorded in prior periods were due to reductions in the Company's forecasts of future domestic taxable income and the elimination of deferred tax liabilities recorded in prior business combinations. Due to the continued economic uncertainty in the industry, the Company has recorded deferred tax assets as of June 30, 2003 only to the extent of deferred tax liabilities. Refundable income taxes of $39.0 million were recorded as of June 30, 2003.

        Approximately $476.2 million of the valuation allowance as of June 30, 2003 was attributable to stock option deductions, the benefit of which will be credited to paid-in capital when and if realized. Approximately $55.4 million of the valuation allowance as of June 30, 2003 was attributable to deferred tax assets that when realized, will first reduce unamortized goodwill, the other non-current intangible assets of acquired subsidiaries, and then income tax expense.

        Included in the $13.5 million provision for income taxes recorded for fiscal year 2003 is an $18.0 million expense related to the prior financial reporting period ended June 30, 2002 and resulted from an increase in the Company's valuation allowance for deferred tax assets. During the fiscal year ended 2003, Canadian tax authorities completed a review of the Company's pending claims for refunds of prior-year income taxes. As a result of this review, certain matters related to carryback periods and minimum taxes were identified that caused the Company to conclude that it had recorded $18.0 million of net deferred tax assets in excess of income taxes actually recoverable from prior years and, therefore, necessitated the recording of an additional valuation allowance for deferred tax assets. As of June 30, 2002, management concluded that due to the existing economic environment, the Company should not record net deferred tax assets in excess of recoverable income taxes. The $18.0 million amount recorded in fiscal year 2003 was not material to the period in which it should have been recorded nor material to the consolidated results of operations for the year ending June 30, 2003. The impact on the net loss for the year ended June 30, 2002 would have been an increase of $18.0 million, and the basic and diluted net loss per share would have increased by $0.01 and the Company would have restated the consolidated balance sheet as of June 30, 2002 by reducing the net deferred income tax asset by $18.0 million. Net loss for the year ended June 30, 2003 would have decreased by $18.0 million, and the basic and diluted net loss per share would have decreased by $0.01.

        As of June 30, 2003, the Company had federal, state and foreign net operating loss carryforwards of $3,977.5 million, $2,144.0 million and $117.5 million, respectively, and federal, state and foreign research and other tax credit carryforwards of $41.8 million, $22.2 million and $12.9 million, respectively. The net operating loss and tax credit carryforwards will expire at various dates between fiscal 2004 and 2023, if not utilized.

        During fiscal 2003 the Company settled certain foreign tax examinations relating to pre-acquisition periods of acquired subsidiaries. Approximately $5.5 million was recorded as an increase to goodwill in connection with the settlements. The Company is currently subject to various federal, state and foreign audits by taxing authorities. The Company believes that adequate amounts have been provided for any adjustments that may result from these examinations.

Note 15.    Related Party Transactions

Adept:

        On October 22, 2001, the Company entered into an automation development alliance agreement with Adept for optical component and module manufacturing processes. Under the agreement, Adept agreed to pay the Company up to $5.0 million for certain research and development activities. In connection with this alliance, the Company invested $25.0 million in Adept's convertible preferred stock and the investment was accounted for under the cost method. During fiscal 2003, the Company determined that the decline in fair value of its Adept investment was other-than-temporary and wrote the investment down to zero.

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

Innovance Networks:

        As of June 30, 2003, the Company had a $0.3 million investment in Innovance Networks ("Innovance"), a privately-held company founded in May 2000 specializing in photonic networking solutions. Innovance was one of the Company's significant customers during a portion of fiscal 2002. However, Innovance was no longer a significant customer for fiscal 2003.

Furukawa Electric Co.:

        On June 30, 1999, Furukawa Electric Co. ("Furukawa") and its subsidiaries, in conjunction with the Company's acquisition of JDS FITEL, acquired 24% of the Company's outstanding common stock and exchangeable shares. As of June 30, 2002, Furukawa's ownership in the Company decreased to below 10% and has not increased above that level at any time during fiscal 2003. Furukawa does not have control over and cannot significantly influence the management or operating policies of the Company.

        Transactions and balances with Adept, Innovance and Furukawa were as follows (in millions):

	Years Ended June 30,				June 30,
	2003	2002	2001		2003	2002
Net sales:				Accounts Receivable:
Adept	$—	$3.0	$—	Adept	$1.0	$1.0
Innovance	1.8	13.6	0.9	Innovance	0.3	1.7
Furukawa	—	0.8	3.2	Furukawa	—	—

Note 16.    Mergers and Acquisitions

Triquint:

        On May 6, 2003, the Company acquired the undersea pump laser assets from TriQuint Semiconductor, Inc ("TriQuint) for $6.6 million in cash. The acquisition was consistent with the Company's strategy to provide higher levels of integration in its pump lasers, and helps position the Company to be a leading supplier of submarine pump modules. Direct transaction costs incurred in connection with the acquisition were immaterial.

        The purchase price allocation was as follows (in millions):

Net tangible assets acquired	$1.0
Intangible assets acquired:
Developed Technology	1.0
Goodwill	4.6

Total purchase price	$6.6

        The developed technology is being amortized over its estimated useful life of four years.

        The acquisition was accounted for as a purchase transaction under SFAS No. 141, and accordingly, the tangibles assets acquired were recorded at their fair value at the date of the acquisition. The results of operations of TriQuint have been included in the Company's financial statements subsequent to the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material.

        The following table summarizes the components of the net tangible assets acquired (in millions):

Inventories	$0.4
Property, plant and equipment	0.6

Total assets acquired	1.0

Net tangible assets acquired	$1.0

        Goodwill of $4.6 million has been assigned to the Communication Products Group and is not expected to be deductible for tax purposes under Internal Revenue Code 197.

L.A. Label:

        On January 21, 2003, the Company acquired L.A. Label Corporation ("LAL"), a supplier of pressure-sensitive labels for a variety of industrial and commercial applications. The Company believes that the acquisition will expand its capability to provide integrated optical technology solutions for product security and brand authentication markets. The consideration consisted of $19.4 million in cash, of which $17.4 million has been paid to the former shareholders of LAL. The Company has retained $2.0 million of the cash consideration for any future liabilities the Company may incur resulting from any breach of general representations or warranties made by the former shareholders of LAL. The retained amount will be paid to the former shareholders of LAL eighteen months after the acquisition date in the event no such breach of representations or warranties exists. Direct transaction costs incurred in connection with the acquisition were immaterial.

        The purchase price allocation was as follows (in millions):

Net tangible assets acquired	$4.5
Intangible assets acquired:
Customer relationships	4.4
Trademark / tradename	2.9
Internal use software	0.5
Goodwill	7.1

Total purchase price	$19.4

        Intangible assets are being amortized over their estimated useful lives of five years for customers relationship, ten years for trademark / tradename, and five years for internal use software.

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

        The following table summarizes the components of the net tangible assets acquired (in millions):

Cash and cash equivalents	$0.8
Accounts receivables and prepaid expenses	1.8
Inventories	0.5
Property, plant and equipment	2.2
Other assets	0.1

Total assets acquired	5.4

Accounts payable	(0.3)
Long-term debt	(0.2)
Other liabilities	(0.4)

Total liabilities assumed	(0.9)

Net tangible assets acquired	$4.5

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

        Existing technology is being amortized over its estimated useful lives of three years.

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

Scion:

        On April 26, 2002, the Company acquired Scion, a provider of application-specific photonic solutions based on planar lightwave circuit manufacturing. The acquisition is expected to position the Company to deliver a variety of present and future silica-based waveguide devices by leveraging Scion's extensive knowledge and experience in semiconductor process manufacturing. The Company was a minority shareholder of Scion with an investment of $5.0 million, or approximately 6% ownership, prior to the acquisition. The consideration consisted of an additional $45.4 million in cash to complete the acquisition. The Company also incurred an estimated $0.1 million in direct transaction costs.

        As part of the purchase agreement, the Company has retained $2.0 million of the $45.4 million cash consideration for any future liabilities the Company may incur resulting from any breach of general representations or warranties made by Scion in the purchase agreement. The retained amount of $2.0 million was recorded in "Other current liabilities" in the Company's Consolidated Balance Sheet as of June 30, 2002 and was settled with the former shareholders of Scion for $1.6 million. At June 30, 2003, the Company has no remaining obligations to the former shareholders of Scion.

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

        The acquisition was accounted for as a purchase transaction under SFAS No. 141, and accordingly, the tangible assets acquired and liabilities assumed were recorded at their fair value at the date of the acquisition. The results of operations of Scion have been included in the Company's financial statements subsequent to the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material.

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

        A portion of the purchase price has been allocated to existing technology, core technology and acquired in-process research and development ("IPR&D"). These intangible assets were identified and valued through analysis of data provided by Scion concerning developmental products, their stage of development, the time and resources needed to complete them, if applicable, their expected income generating ability, target markets and associated risks. The Income Approach, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, was the primary technique utilized in the valuation.

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

        The rates utilized to discount the net cash flows to their present value are based on Scion's weighted average cost of capital. Given the nature of the risks associated with the difficulties and uncertainties in completing each project and thereby achieving technological feasibility, anticipated market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets, discount rates of 25%, 31% and 40% were deemed appropriate for existing technology, core technology and IPR&D, respectively.

        The acquired existing technology, which is comprised of products that are already technologically feasible, includes arrayed waveguide grating devices, variable optical attenuator arrays and other advanced integrated devices.

        The acquired core technology represents Scion's trade secrets and patents developed through years of experience in design, package and manufacture of application-specific photonic solutions based on planar lightwave circuit manufacturing. This proprietary know-how and their extensive knowledge and experience in semiconductor manufacturing can be leveraged by the Company to develop new and improved products of silica-based waveguide devices.

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

IBM's Optical Transceiver Business:

        On December 28, 2001, the Company acquired IBM's optical transceiver business. The Company believes that the acquisition will extend its product portfolio to provide optical solutions beyond its existing telecommunications markets to the growing enterprise data communications markets. Under the terms of the acquisition, the Company paid IBM $100.0 million in cash and issued 26.9 million shares of the Company's common stock valued at $232.3 million using an average market price of $8.65 per share. The average market price was based on the average closing price for a range of trading days around the announcement date of the acquisition (December 19, 2001). At June 30, 2003, no future payments were due IBM based on the financial performance of the optical transceiver business. The Company incurred an estimated $6.3 million in direct transaction costs and recorded total adjustments of $2.7 million as a result of final valuation of the inventories acquired.

        The total purchase price of the acquisition is summarized as follows (in millions):

Value of common stock issued	$232.3
Cash consideration	100.0

Total consideration	332.3
Transaction costs	6.3
Adjustments to purchase price	(2.7)

Total purchase price	$335.9

        The allocation of the total purchase price was as follows (in millions):

Tangible assets acquired	$30.7
Intangible assets acquired:
Existing technology	45.1
Core technology	15.4
Supply / contract manufacturing agreements	6.4
Non-competition agreement	1.7
Distribution agreements	1.7
Real estate license agreement	0.6
In-process research and development	22.1
Goodwill	212.2

Total purchase price	$335.9

        The weighted-average useful lives of the acquired intangible assets were as follows:

Existing technology	5 years
Core technology	5 years
Supply / contract manufacturing agreements	5 years
Non-competition agreement	3 years
Distribution agreements	5 years
Real estate license agreement	1 years
On an aggregate basis	5 years

        The acquisition was accounted for as a purchase transaction in accordance with SFAS No. 141, and accordingly, the tangible assets acquired were recorded at their fair value at the date of the acquisition. No liabilities were assumed from the acquisition. The results of operations of the optical transceiver business have been included in the Company's financial statements subsequent to the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material.

        The following table summarizes the components of the tangible assets acquired (in millions):

Inventories	$14.6
Property and equipment	16.1

Tangible assets acquired	$30.7

        The tangible assets included an adjustment of $2.8 million to write up inventories and an adjustment of $13.9 million to write down property and equipment to their respective fair values.

        A portion of the purchase price has been allocated to existing technology, core technology and acquired in-process research and development ("IPR&D"). They were identified and valued through analysis of data provided by IBM concerning developmental products, their stage of development, the time and resources needed to complete them, if applicable, their expected income generating ability, target markets and associated risks. The Income Approach, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing existing and core technology and IPR&D.

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

        The acquisition was accounted for as a purchase transaction and accordingly, the net tangible assets acquired were recorded at their fair value at the date of the acquisition. Tangible assets included cash, accounts receivable, inventories and property, plant and equipment (including an adjustment of $22.9 million to write up inventories and an adjustment of $5.8 million to write up property, plant and equipment). Liabilities assumed principally include accounts payable, accrued compensation and accrued expenses. The results of operations of SDL have been included in the Company's financial statements subsequent to the date of acquisition.

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

        The acquired existing technology, was comprised of products that are already technologically feasible, includes products in most of SDL's product lines. The Company was amortizing the acquired existing technology of $455.4 million on a straight-line basis over an average estimated remaining useful life of 5 years prior to the recording of impairment charges (see Note 12). The acquired core technology represents SDL trade secrets and patents developed through years of experience in design, package and manufacture of laser components and modules for fiberoptic telecommunication networks. SDL's products are designed for long-haul applications, as well as emerging short-haul applications, such as metro area networks. This proprietary know-how may be leveraged by the Company to develop new and improved products and manufacturing processes. The Company was amortizing the acquired core technology of $214.2 million on a straight-line basis over an average estimated remaining useful life of 5 years prior to the recording of impairment charges (see Note 12).

        The trademarks and tradenames include the SDL trademark and tradename. The Company was amortizing the trademarks and trade names of $46.0 million on a straight-line basis over an estimated remaining useful life of 5 years prior to the recording of impairment charges (see Note 12).

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

        Goodwill, which represents the excess of the purchase price over the fair value of net tangible and identified intangible assets acquired, was being amortized on a straight-line basis over its estimated remaining useful life of 5 years prior to the recording of impairment charges (see Note 11).

Optical Process Automation Corp. ("OPA"):

        In January 2001, the Company acquired OPA of Melbourne, Florida. OPA designs and manufactures automated and semi-automated systems for the manufacture of fiberoptic components and modules. The acquisition was accounted for as a purchase transaction and accordingly, the results of operations of OPA have been included in the Company's financial statements subsequent to the date of acquisition. The total purchase price of $168.5 million included consideration of 2.4 million shares of the Company's common stock valued at $131.8 million, the issuance of options to purchase an additional 0.7 million shares of the Company's common stock valued at $36.5 million in exchange for OPA options and transaction costs of $0.2 million. The purchase price allocation included net tangible deficit of $4.6 million, acquired IPR&D of $3.0 million, purchased intangible assets of $15.5 million, $30.1 million related to deferred compensation on unvested options and goodwill of $124.5 million.

        During fiscal 2002, OPA reached several milestones and the Company removed the milestone provisions of the remaining milestones that resulted in the Company issuing 2.2 million shares of the Company's common stock valued at $11.9 million, of which $6.2 million was recorded as goodwill, $1.2 million was recorded as a decrease to other current liabilities (as this amount was previously accrued in fiscal 2001) and $4.5 million was recorded as expenses related to the removal of the milestone provisions. During fiscal 2001, OPA reached one milestone that resulted in the Company issuing 0.1 million shares of the Company's common stock valued at $2.9 million.

Iridian Spectral Technologies Limited ("Iridian"):

        In October 2000, the Company acquired the remaining 80.1% interest in Iridian of Ottawa, Canada. Iridian is a supplier of custom designed thin film filters. The acquisition was accounted for as a purchase transaction, and accordingly, the results of operations of Iridian have been included in the Company's financial statements subsequent to the acquisition date. The total purchase price of $39.4 million included consideration of 0.4 million exchangeable shares of the Company's subsidiary, JDS Uniphase Canada Ltd., valued at $34.6 million, $4.7 million in cash and transaction costs of $0.1 million. The purchase price allocation included net tangible assets of $2.3 million, acquired IPR&D of $0.6 million, purchased intangible assets of $1.3 million and goodwill of $35.2 million. The Company was amortizing the purchased intangible assets and goodwill over a period of 5 years prior to the recording of impairment charges.

Sale of Iridian:

        In fiscal 2002, the Company sold 80.1% of its ownership in Iridian to IST Holdings for $1.1 million in cash, and retained the remaining 19.9%. After adjusting for the net costs of the assets sold and the expenses associated with the divestiture, the Company realized a gain of $0.1 million from the transaction.

Epion Corporation ("Epion"):

        In September 2000, the Company acquired Epion of Billerica, Massachusetts. Epion is a developer of gas cluster ion beam ("GCIB") technology and a manufacturer of pulsed laser deposition ("PLD") equipment. The acquisition was accounted for as a purchase transaction and accordingly, the results of operations of Epion have been included in the Company's financial statements subsequent to the acquisition date. The initial purchase price of $95.3 million included consideration of 0.8 million shares of the Company's common stock valued at $86.8 million, the issuance of options to purchase an additional 91,862 shares of the Company's common stock valued at $8.2 million in exchange for Epion options and transaction costs of $0.3 million. The purchase price allocation included net tangible assets of $11.0 million, acquired IPR&D of $8.9 million, purchased intangible assets of $10.9 million, $3.7 million related to deferred compensation on unvested options and goodwill of $60.8 million. Subject to the completion of certain milestones, the merger agreement also provided for the issuance of additional shares of common stock with the final milestone payment paid during fiscal 2003.

        During fiscal 2003, Epion reached the final milestone that resulted in the Company issuing 9.7 million shares of the Company's common stock valued at $30.0 million, of which $27 million was recorded as goodwill, $2.9 million was recorded as expenses as a portion of the milestone required continued service to the Company in order to be earned and $0.1 million was recorded as deferred compensation related to unvested options. During fiscal 2002, Epion reached a milestone that resulted in the Company issuing 6.6 million shares of the Company's common stock valued at $30.0 million, of which $27.0 million was recorded as goodwill, $2.5 million was recorded as expenses as a portion of the milestone required continued service to the Company in order to be earned and $0.5 million was recorded as deferred compensation related to unvested options. During fiscal 2001, Epion reached several milestones that resulted in the Company issuing 1.4 million shares of the Company's common stock valued at $98.7 million (including $9.5 million related to deferred compensation on unvested options).

Sale of Epion's assets:

        During the fourth quarter of fiscal 2003, the Company completed the sale of the majority of the Epion assets to Epion Corporation, a Delaware Corporation ("New Epion"). As part of the transaction, the Company received approximately 0.8 million preferred shares and 0.2 million warrants to purchase preferred shares of New Epion valued at approximately $3.6 million. After adjusting for the net costs of the assets sold, the Company realized a loss of $1.7 million from the transaction.

Note 17.    Operating Segments and Geographic Information

        The Company evaluates its reportable segments in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." For fiscal year 2003 the Company's Chief Executive Officer, Jozef Straus and President and Chief Operating Officer, Syrus Madavi were the Company's Chief Operating Decision Makers ("CODMs") pursuant to SFAS No. 131. The CODMs allocate resources to the segments based on their business prospects, competitive factors, net sales and operating results.

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

        The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company evaluates segment performance based on operating income (loss) excluding infrequent or unusual items.

        The amounts shown as "All other" consist of certain unallocated corporate-level operating expenses, as well as the Company's division which designs and manufactures automated and semi-automated systems for the manufacture of fiberoptic components and modules. In addition, the Company does not allocate income taxes, non-operating income and expenses or specifically identifiable assets to its segments. During the third quarter of fiscal 2003, the Company ceased the allocation of corporate sales, marketing, finance and administration expenses to the segments. All prior-period amounts have been restated for comparative presentation.

        Information on reportable segments is as follows (in millions):

	Years Ended June 30,
	2003	2002	2001
Communications Product Group:
Net sales	$333.0	$797.9	$2,810.2
Intersegment sales	—	—	—

Net sales to external customers	333.0	797.9	2,810.2
Operating income (loss)	(228.5)	(714.0)	363.2
Thin Film Products Group:
Net sales	347.4	307.7	573.3
Intersegment sales	(4.6)	(14.2)	(152.5)

Net sales to external customers	342.8	293.5	420.8
Operating income (loss)	52.6	(0.4)	161.3
Net sales by reportable segments	675.8	1,091.4	3,231.0
All other net sales	0.1	6.8	1.8

Total net sales	$675.9	$1,098.2	$3,232.8

Operating income (loss) by reportable segments	$(175.9)	$(714.4)	$524.5
All other operating loss	(260.1)	(126.7)	(547.3)
Unallocated amounts:
Acquisition-related charges and payroll taxes on stock option exercises	(71.1)	(1,463.5)	(6,239.6)
Reduction of goodwill, intangibles and other long-lived assets and lived assets	(393.6)	(5,979.4)	(50,085.0)
Interest and other income, net	32.5	48.3	48.5
Gain (loss) on sale of subsidiaries	(2.2)	0.1	1,770.2
Gain (loss) on sale of investments	4.0	15.0	(559.1)
Reduction in fair value of investments	(45.4)	(225.8)	(522.1)
Loss on equity method investments, net	(8.5)	(54.6)	(883.9)

Loss before income taxes	$(920.3)	$(8,501.0)	$(56,493.8)

        Intersegment sales were recorded at fair market value less an agreed-upon discount.

        The Company operates primarily in two geographic regions: North America and Europe. Rest of world primarily represents Asia. The following table presents net sales and identifiable assets by geographic regions (in millions):

	Years Ended June 30,
	2003	2002	2001
Net sales:
North America	$474.6	$807.3	$2,189.4
Europe	113.0	196.6	840.6
Rest of world	88.3	94.3	202.8

Total net sales	$675.9	$1,098.2	$3,232.8

	June 30,
	2003	2002
Identifiable assets:
North America	$1,913.1	$2,688.6
Europe	49.4	157.7
Rest of world	175.3	158.2

Total identifiable assets	$2,137.8	$3,004.5

        Net sales were assigned to geographic regions based on the customers' shipment locations. Identifiable assets were identified based on the operations in the corresponding geographic areas.

        During fiscal 2003, Texas Instruments (a customer of our Thin Film Products Group) accounted for 12% of net sales. During fiscal 2002, no customer accounted for more than 10% of net sales. During fiscal 2001, three customers, Nortel, Alcatel and Lucent (all customers of our Communications Product Group), accounted for 14%, 12% and 10% of net sales, respectively.

Note 18.    Sale of Subsidiaries' Net Assets

        The following table summarizes the net gain (loss) the Company realized on the sale of the assets of three subsidiaries during fiscal 2003 (in millions):

Gain on sale of Cronos	$0.2
Loss on sale of Epion	(1.7)
Loss on sale of SIFAM	(0.7)

Total	$(2.2)

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

        During the fourth quarter of fiscal 2003, the Company completed the sale of the majority of the assets of Epion to New Epion. As part of the transaction, the Company received approximately 0.8 million preferred shares and 0.2 million warrants to purchase preferred shares of New Epion valued at approximately $3.6 million. After adjusting for the net costs of the assets sold, the Company realized a loss of $1.7 million from the transaction.

        In fiscal 2002, the Company sold 80.1% of its ownership in Iridian to IST Holdings for $1.1 million in cash, and retained the remaining 19.9%. After adjusting for the net costs of the assets sold and the expenses associated with the divestiture, the Company realized a gain of $0.1 million from the transaction.

        In fiscal 2001, the Company completed the sale of its Zurich, Switzerland subsidiary to Nortel, one of the Company's significant customers, for 65.7 million shares of Nortel common stock valued at $1,953.3 million. In addition, the Company may receive up to an additional $500.0 million in Nortel common stock to the extent Nortel purchases do not meet certain levels under new and existing programs through December 31, 2003. At this time, however, management does not anticipate receiving any common stock from Nortel. After adjusting for the net cost of the assets sold and the expenses associated with the divestiture, the Company realized a gain of $1,770.2 million from the transaction. The shares of Nortel common stock are accounted for as available-for-sale securities (see Note 3). During fiscal 2001, the Company sold 41.0 million shares for total proceeds of $659.2 million, resulting in a realized loss of $559.1 million. As of June 30, 2003, the Company held 24.7 million shares with a fair value of $67.4 million.

Note 19.    Guarantees

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

        The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of June 30, 2003.

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

        The following table presents the changes in the Company's warranty reserve during 2003 (in millions):

Year Ended June 30, 2003:
Balance as of June 30, 2002	$73.6
Provision for warranty	(6.1)
Utilization of reserve	(18.1)
Other	3.0

Balance as of June 30, 2003	$52.4

Note 20.    Patent License

        During the three months ended December 31, 2002, the Company determined that a payment on a patent dispute was probable and estimable. As a result, the Company accrued $8.3 million in connection with the dispute and included the amount under "Selling, general and administrative" expense.

        During the three months ended March 31, 2003, the Company finalized a royalty-bearing patent license agreement and determined that its total liabilities were $19.2 million as of March 31, 2003. Therefore, the Company accrued an additional $10.9 million in connection with the patent license agreement. Of this amount, $2.2 million was recorded as prepaid royalty expense which will be amortized to "Cost of sales" through December 2004, and $8.7 million was recorded as royalty expense under "Cost of sales" for the three months ended March 31, 2003. In addition, the Company reclassified the previously recorded $8.3 million of "Selling, general and administrative" expense to royalty expense under "Cost of sales." Total royalty expense recorded in fiscal 2003 in connection with the patent license was $17.3 million.

        In connection with this patent license agreement, the Company will incur additional minimum royalty obligations of $15.6 million to maintain the license over the next five years.

Note 21.    Subsequent Events (Unaudited)

        Subsequent to the end of fiscal 2003, the Company purchased the properties that were under a lease agreement with a special purpose entity for approximately $44.7 million in cash. The transaction closed on September 16, 2003.

Note 22.    Quarterly Financial Information (Unaudited)

        The following table presents the Company's quarterly consolidated statements of operations for fiscal 2003 and 2002 (in millions, except per-share data):

	June 30, 2003	March 31, 2003	December 31, 2002	September 30, 2002	June 30, 2002	March 31, 2002	December 31, 2001	September 30, 2001
Net sales	$160.6	$165.7	$156.6	$193.0	$221.7	$261.8	$286.1	$328.6
Cost of sales	121.6	142.9	171.0	185.0	252.1	240.1	335.6	343.3

Gross profit (loss)	39.0	22.8	(14.4)	8.0	(30.4)	21.7	(49.5)	(14.7)
Operating expenses:
Research and development	32.1	36.8	40.1	44.7	63.7	57.8	64.1	69.2
Selling, general and administrative	58.3	70.0	73.2	65.8	94.2	84.0	98.4	106.3
Amortization of goodwill	—	—	—	—	12.8	260.4	331.6	332.7
Amortization of other intangibles	3.9	3.7	3.8	8.4	37.6	113.3	109.7	110.6
Acquired in-process research and development	—	—	—	0.4	3.2	—	22.1	—
Reduction of goodwill	—	—	1.3	224.4	193.0	2,871.5	1,265.1	31.2
Reduction of other long-lived assets	2.1	11.2	—	154.6	592.7	1,012.6	2.5	10.8
Restructuring charges	6.2	16.3	75.8	23.0	27.8	(10.8)	—	243.0

Total operating expenses	102.6	138.0	194.2	521.3	1,025.0	4,388.8	1,893.5	903.8

Loss from operations	(63.6)	(115.2)	(208.6)	(513.3)	(1,055.4)	(4,367.1)	(1,943.0)	(918.5)
Interest and other income, net	5.9	7.1	6.6	12.9	12.3	11.2	9.7	15.1
Gain (loss) on sale of subsidiaries' assets	(1.7)	—	(0.5)	—	0.1	—	—	—
Gain on sale of investments	0.3	0.9	1.3	1.5	4.1	4.5	6.4	—
Reduction in fair value of investments	(7.7)	(9.8)	(8.8)	(19.1)	(111.4)	(7.9)	—	(106.5)
Loss on equity method investments	(0.8)	(1.2)	(4.0)	(2.5)	(1.0)	(8.5)	(25.8)	(19.3)

Loss before income taxes	(67.6)	(118.2)	(214.0)	(520.5)	(1,151.3)	(4,367.8)	(1,952.7)	(1,029.2)
Income tax expense (benefit)	(6.0)	18.6	0.9	—	(108.8)	(26.9)	177.8	195.2

Net loss	$(61.6)	$(136.8)	$(214.9)	$(520.5)	$(1,042.5)	$(4,340.9)	$(2,130.5)	$(1,224.4)

Net loss per share—basic and diluted	$(0.04)	$(0.10)	$(0.15)	$(0.37)	$(0.76)	$(3.19)	$(1.60)	$(0.93)

Shares used in per-share calculation—basic and diluted	1,430.4	1,422.6	1,414.7	1,412.3	1,365.0	1,359.0	1,330.1	1,322.7

(1)
Net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net loss per share does not equal the annual net loss per share.

(2)
For the quarterly period ended December 31, 2002, the Company reclassified $8.3 million from selling, general and administrative expense in connection with a patent license agreement to cost of sales (see Note 20).

(3)
For the quarterly period ended March 31, 2003, income tax expense included $18.0 million related to an increase in the Company's valuation allowance for deferred tax assets related to the financial reporting period ended June 30, 2002. See Note 14 for additional discussion of this expense.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)
Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. While our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions regardless of how remote. However, based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic SEC filings at the reasonable assurance level.

(b)
Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information regarding the Company's executive officers required by this Item is incorporated by reference to the section entitled "Executive Officers" under Item 1 of this Annual Report on Form 10-K. Information regarding the Company's directors required by this Item is incorporated by reference to the section entitled "Proposal One—Elections of Directors" in the Company's Definitive Proxy Statement in connection with the 2003 Annual Meeting of Stockholders (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended June 30, 2003. Information required by Item 405 of Regulation S-K is incorporated by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

        Information required by this Item is incorporated by reference to the section entitled "Executive Compensation" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

        Information regarding the Company's stockholder approved and non-approved equity compensation plans is incorporated by reference to the section entitled "Equity Compensation Plans" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information required by this Item is incorporated by reference to the sections entitled "Certain Relationships and Related Transactions" and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement.

PART IV

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Pursuant to SEC Release No. 33-8183 (as corrected by Release No. 33-8183A), the disclosure requirements of this Item are not effective until the Annual Report on Form 10-K for the first fiscal year ending after December 15, 2003.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K:

(a)
The following items are filed as part of this Annual Report on Form 10-K:

1.
Financial Statements:

  2.
  Financial Statement Schedules:

          The following financial statement schedule is filed as part of this Annual Report on Form 10-K. All other financial statement schedules have been omitted because they are not applicable, or the information required is presented in the Company's consolidated financial statements and notes thereto under Item 8 of this Annual Report on Form 10-K.

JDS UNIPHASE CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in millions)

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts(1)	Deduction(2)	Balance at End of Period
Allowance for doubtful accounts:
Year ended June 30, 2003	$42.9	$(3.4)	$—	$(16.8)	$22.7
Year ended June 30, 2002	40.3	13.1	0.2	(10.7)	42.9
Year ended June 30, 2001	8.2	26.4	6.0	(0.3)	40.3

(1)
Allowance assumed through the acquisitions of Scion in fiscal 2002 and SDL in fiscal 2001.

(2)
Charges for uncollectible accounts, net of recoveries.

  3.
  Exhibits:

Exhibit Number	Exhibit Description
3.1(1)	Restated Certificate of Incorporation.
3.2(2)	Certificate of Designation of the Series A Preferred Stock.
3.3(3)	Certificate of Designation of the Series B Preferred Stock.
3.4(4)	Certificate of Designation of the Special Voting Stock.
3.5(18)	Amended and Restated Bylaws of JDS Uniphase Corporation.
4.1(5)	Exchangeable Share Provisions attaching to the Exchangeable Shares of JDS Uniphase Canada Ltd. (Formerly 3506967 Canada Inc.).
4.2(6)	Voting and Exchange Trust Agreement between JDS Uniphase, JDS Uniphase Canada Ltd. and CIBC Mellon Trust Company.
4.3(7)	Exchangeable Share Support Agreement between JDS Uniphase, JDS Uniphase Canada Ltd. and JDS Uniphase Nova Scotia Company.
4.4(8)	Registration Rights Agreement between JDS Uniphase, JDS Uniphase Canada Ltd. and The Furukawa Electric Co., Ltd.
4.5(9)	Fifth Amended and Restated Rights Agreement between JDS Uniphase and American Stock Transfer & Trust Company.
4.6(18)	Amended and Restated Rights Agreement between JDS Uniphase Canada Ltd. and CIBC Mellon Trust Company (Amended and Restated as of February 6, 2003).
10.1(10)	Support Agreement between Uniphase Corporation, 3506967 Canada Inc., The Furukawa Electric Company, Ltd., and JDS FITEL Inc.
10.2(11)	Amended and Restated 1993 Flexible Stock Incentive Plan (Amended and Restated as of November 9, 2001).
10.3(12)	Amended and Restated 1998 Employee Stock Purchase Plan (Amended and Restated as of July 31, 2002).
10.4(13)	Amended and Restated 1999 Canadian Employee Stock Purchase Plan (Amended and Restated as of July 31, 2002).
10.5(14)	Retention Agreement for Jozef Straus.
10.6(15)	Change of Control Agreement for Jozef Straus.
10.7(18)	Transition Agreement for Jozef Straus.
10.8(16)	Employment Agreement for Syrus P. Madavi.
10.9(18)	Transition Agreement for Syrus P. Madavi.
10.10(18)	Employment Agreement for Kevin J. Kennedy
10.11(18)	Indemnification Agreement for Kevin J. Kennedy
10.12(18)	Employment Agreement for Mark S. Sobey
10.13(18)	Employment Agreement for Christopher S. Dewees
10.14(18)	Employment Agreement for Donald E. Bossi
10.15(18)	Employment Agreement for Joseph C. Zils
10.16(17)	Employment Agreement for Ronald C. Foster

21.1(18)	Subsidiaries of JDS Uniphase Corporation.
23.1(18)	Consent of Ernst & Young LLP, independent auditors.
24.1	Power of Attorney (included on page 153).
31.1(18)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(18)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(18)	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(18)	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K/A filed February 13, 2001.

(2)
Incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed June 24, 1998.

(3)
Incorporated by reference to Exhibit 3(i)(d) of the Company's Annual Report on Form 10-K filed September 28, 1998.

(4)
Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-3 filed July 14, 1999.

(5)
Incorporated by reference to the Company's definitive Proxy Statement on Schedule 14A filed June 2, 1999.

(6)
Incorporated by reference to Exhibit 4.2 of the Company's Annual Report on Form 10-K filed September 1, 1999.

(7)
Incorporated by reference to Exhibit 4.3 of the Company's Annual Report on Form 10-K filed September 1, 1999.

(8)
Incorporated by reference to Exhibit 4.5 of the Company's Annual Report on Form 10-K filed September 1, 1999.

(9)
Incorporated by reference to Exhibit 1 of the Company's Registration Statement on Form 8-A12G/A filed February 18, 2003.

(10)
Incorporated by reference to Exhibit 10.23 of the Company's Annual Report on Form 10-K filed September 1, 1999.

(11)
Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed February 11, 2002.

(12)
Incorporated by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-K filed September 17, 2002.

(13)
Incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K filed September 17, 2002.

(14)
Incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K filed September 28, 2000.

(15)
Incorporated by reference to Exhibit 10.8 of the Company's Annual Report on Form 10-K filed September 17, 2002.

(16)
Incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K filed September 17, 2002.

(17)
Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed May 13, 2003.

(18)
Filed herewith.

(b)
Reports on Form 8-K:

        The Company filed two Current Reports on Form 8-K during the three months ended June 30, 2003:

Date of Report	Item Reported on
May 8, 2003	Regulation FD disclosure in connection with an investor presentation delivered by the officers of the Company on May 8, 2003 that included written communication comprised of slides.
April 29, 2003	Regulation FD disclosure in connection with a conference call delivered by the officers of the Company on April 29, 2003 that included information contained in a script.
(c)
Other Information:

        As of June 30, 2003, the following executive officers and members of the Company's Board of Directors maintained "plans" under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, for trading in shares of the Company's common stock and/or exchangeable shares:

  Christopher S. Dewees
  Robert E. Enos
  Peter A. Guglielmi
  Casimir S. Skrzypczak
  Jozef Straus

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 18, 2003	JDS UNIPHASE CORPORATION
	By:	/s/ KEVEN J. KENNEDY Kevin J. Kennedy, Ph.D. Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ronald C. Foster his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KEVIN J. KENNEDY Kevin J. Kennedy, Ph.D.	Chief Executive Officer (Principal Executive Officer)	September 18, 2003
/s/ RONALD. C. FOSTER Ronald C. Foster	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 18, 2003
/s/ JOZEF STRAUS Jozef Straus, Ph.D.	Director	September 18, 2003
/s/ SYRUS P. MADAVI Syrus P. Madavi	President and Chief Operating Officer, Director	September 18, 2003
/s/ BRUCE D. DAY Bruce D. Day	Director	September 18, 2003

/s/ ROBERT E. ENOS Robert E. Enos	Director	September 18, 2003
/s/ PETER A. GUGLIEMI Peter A. Guglielmi	Director	September 18, 2003
/s/ MARTIN A. KAPLAN Martin A. Kaplan	Chairman	September 18, 2003
/s/ RICHARD T. LIEBHABER Richard T. Liebhaber	Director	September 18, 2003
/s/ CASIMIR S. SKRZYPCZAK Casimir S. Skrzypczak	Director	September 18, 2003

QuickLinks

FORWARD-LOOKING STATEMENTS
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM.5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT AUDITORS
JDS UNIPHASE CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (in millions, except per-share data)
JDS UNIPHASE CORPORATION CONSOLIDATED BALANCE SHEETS (in millions, except share and par-value data)
JDS UNIPHASE CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions)
JDS UNIPHASE CORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in millions)
JDS UNIPHASE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
JDS UNIPHASE CORPORATION SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (in millions)
SIGNATURES
POWER OF ATTORNEY