Form 10-Q
period 2003-09-30
JDS UNIPHASE CORP /CA/
filed 2003-11-12
CIK 912093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003*
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to_____

Commission file number 0-22874

JDS Uniphase Corporation

(Exact name of registrant as specified in its charter)

Delaware	94-2579683
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
1768 Automation Parkway, San Jose, CA	95131
(Address of principal executive offices)	(Zip Code)

(408) 546-5000
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

     Number of shares of common stock outstanding as of October 31, 2003 was 1,434,924,489, including 66,082,083 exchangeable shares of JDS Uniphase Canada Ltd. Each exchangeable share is exchangeable at any time into common stock on a one-for-one basis, entitles a holder to dividend and other rights economically equivalent to those of the common stock, and through a voting trust, votes at meetings of stockholders of the Registrant.

*  See Part 1, Note 1 of Notes to Condensed Consolidated Financial Statements regarding Registrant's fiscal periods.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

JDS UNIPHASE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	September 30,	June 30,
	2003	2003

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$168.0	$241.9
Short-term investments	992.2	992.2
Accounts receivable, less allowance for doubtful accounts of $19.3 at September 30, 2003 and $22.7 at June 30, 2003	105.1	97.5
Inventories	74.3	84.1
Refundable income taxes	39.2	39.0
Deferred income taxes	21.8	9.3
Other current assets	32.0	50.6

Total current assets	1,432.6	1,514.6
Property, plant and equipment, net	294.0	283.4
Deferred income taxes	26.6	27.6
Goodwill	166.2	166.2
Other intangibles, net	84.4	88.2
Long-term investments	47.7	47.5
Other assets	7.5	10.3

Total assets	$2,059.0	$2,137.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35.4	$48.6
Accrued payroll and related expenses	40.2	47.2
Income taxes payable	35.0	39.0
Deferred income taxes	21.8	9.3
Restructuring accrual	98.1	134.1
Warranty accrual	41.9	52.4
Other current liabilities	81.0	92.2

Total current liabilities	353.4	422.8
Deferred income taxes	26.6	27.6
Other non-current liabilities	9.5	16.3
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	68,564.8	68,557.0
Accumulated deficit	(66,924.6)	(66,896.5)
Accumulated other comprehensive income	29.3	10.6

Total stockholders’ equity	1,669.5	1,671.1

Total liabilities and stockholders’ equity	$2,059.0	$2,137.8

See accompanying notes to condensed consolidated financial statements

JDS UNIPHASE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per-share data)
(unaudited)

	Three Months Ended

	September 30,	September 30,
	2003	2002

Net revenue	$147.4	$193.0
Cost of sales	115.6	185.0

Gross profit	31.8	8.0
Operating expenses:
Research and development	24.7	44.7
Selling, general and administrative	41.0	65.8
Amortization of other intangibles	3.9	8.4
Acquired in-process research and development	—	0.4
Reduction of goodwill	—	224.4
Reduction of other long-lived assets	4.9	154.6
Restructuring charges	(3.6)	23.0

Total operating expenses	70.9	521.3

Loss from operations	(39.1)	(513.3)
Interest and other income, net	2.9	12.9
Gain on sale of investments	0.6	1.5
Reduction in fair value of investments	(1.3)	(19.1)
Loss on equity method investments	(1.2)	(2.5)

Loss before income taxes and cumulative effect of an accounting change	(38.1)	(520.5)
Income tax expense (benefit)	(12.9)	—

Loss before cumulative effect of an accounting change	(25.2)	(520.5)
Cumulative effect of an accounting change	(2.9)	—

Net loss	$(28.1)	$(520.5)

Loss per share before cumulative effect of an accounting change—basic and diluted	$(0.02)	$(0.37)

Cumulative effect per share of an accounting change—basic and diluted	$—	$—

Net loss per share—basic and diluted	$(0.02)	$(0.37)

Shares used in per-share calculation—basic and diluted	1,433.4	1,412.3

See accompanying notes to condensed consolidated financial statements

JDS UNIPHASE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended

	September 30,	September 30,
	2003	2002

OPERATING ACTIVITIES:
Net loss	$(28.1)	$(520.5)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	10.6	19.6
Amortization expense	3.9	8.4
Amortization of deferred compensation	1.2	15.0
Cumulative effect of an accounting change	2.9	—
Non-cash tax benefit associated with unrealized gain on marketable securities	(13.4)	—
Acquired in-process research and development	—	0.4
Reduction of goodwill and other long-lived assets	5.0	379.0
Non-cash restructuring charges	—	13.5
Gain on sale of investments	(0.6)	(1.5)
Reduction in fair value of investments	1.3	19.1
Loss on equity method investments	1.2	2.5
(Gain) loss on disposal of property and equipment	0.9	(4.4)
Change in deferred income taxes, net	—	2.2
Changes in operating assets and liabilities:
Accounts receivable	(7.6)	23.8
Inventories	10.8	5.2
Other current assets	(1.7)	9.8
Income taxes payable	(4.0)	(1.1)
Accounts payable and other liabilities	(59.5)	(27.4)

Net cash used in operating activities	(77.1)	(56.4)

INVESTING ACTIVITIES:
Net (purchases) sales of available-for-sale investments	31.4	(106.1)
Purchases of other investments	(2.7)	(0.6)
Acquisitions of businesses, net of cash acquired	(1.6)	(4.5)
Purchases of property, plant and equipment	(48.9)	(18.1)
Proceeds from sale of property, plant and equipment	18.2	3.2
Other assets, net	—	0.8

Net cash used in investing activities	(3.6)	(125.3)

FINANCING ACTIVITIES:
Repayment of debt	—	(0.5)
Proceeds from issuance of common stock	6.5	9.0

Net cash provided by financing activities	6.5	8.5

Effect of exchange rate changes on cash and cash equivalents	0.3	(4.1)
Decrease in cash and cash equivalents	(73.9)	(177.3)
Cash and cash equivalents at beginning of period	241.9	412.4

Cash and cash equivalents at end of period	$168.0	$235.1

See accompanying notes to condensed consolidated financial statements

JDS UNIPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

     The financial information as of September 30, 2003 and for the three months ended September 30, 2003 and 2002 is unaudited, but includes all adjustments that JDS Uniphase Corporation (the “Company”) considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and rules and regulations of the Securities and Exchange Commission. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2003.

     The balance sheet at June 30, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results for the three months ended September 30, 2003 may not be indicative of results for the year ending June 30, 2004 or any future periods.

     The Company has a fiscal year that ends on the Saturday closest to June 30. As a result, fiscal 2004 will be a 53-week year and the second quarter of fiscal 2004 will consist of 14 weeks, ending on January 3, 2004. The first quarters of fiscal 2004 and 2003 ended on September 27, 2003 and September 28, 2002, respectively. For comparative presentation purposes, all accompanying financial statements and footnotes thereto have been shown as ending on the last day of the calendar month.

Note 2. Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which was amended in October 2003. FIN 46 requires an investor who receives the majority of the expected losses, the expected residual returns, or both, (primary beneficiary) of a variable interest entity (“VIE”) to consolidate the assets, liabilities and results of operations of the entity. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from other parties. FIN 46, as amended, is applicable: (i) immediately for all variable interest entities created after January 31, 2003; or (ii) in the first fiscal year or interim period ending after December 15, 2003 for those created before February 1, 2003, so long as the Company has not issued financial statements reporting that VIE in accordance with FIN 46, other than the disclosures required by paragraph 26 of FIN 46. During the first quarter of fiscal 2004, the Company adopted the provisions of FIN 46 with respect to a master lease agreement with a special purpose entity (the “Lessor”) pertaining to two properties for facilities located in Melbourne, Florida and Raleigh, North Carolina. The Company exercised its option to purchase these properties on September 16, 2003, and paid the Lessor $44.7 million in cash. Prior to purchasing the properties, in connection with the Company’s restructuring activities, the Company had recorded impairment charges of $15.5 million related to the Raleigh, North Carolina properties. In addition, the Company accrued an impairment loss of $6.9 million related to the Melbourne, Florida properties, which the Company was amortizing over the original term of the lease. As a result of the purchase of the properties and in conjunction with the adoption of FIN 46, the Company recognized $44.7 million of additions to property, plant and equipment, reduced by the $15.5 million impairment charge and recognized the remaining accrued impairment loss of $5 million (see Note 11) as a deferred impairment charge and a non-cash cumulative effect of an accounting change adjustment of $2.9 million (see Note 4).

     The Company is currently reviewing its cost and equity method investments and other variable interests acquired prior to February 1, 2003 to determine whether those entities are variable interest entities and, if so, if the Company is the primary beneficiary of any of its investee companies. At September 30, 2003, the Company had 24 cost and equity method investments primarily in privately held companies and venture funds that have the potential to provide strategic technologies and relationships to the Company’s businesses. The Company expects to complete the review during the second quarter of fiscal 2004. Provided the Company is not the primary beneficiary, the Company’s maximum exposure to loss for these investments at September 30, 2003 is limited to the carrying amount of its investment of $37.8 million in such entities and its minimum funding commitments of $20.6 million. The consolidation of any investee companies under FIN 46 could adversely affect the financial position and results of operations of the Company.

     In November 2002, the EITF reached a consensus on Issue No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables,” which provides guidance on the timing and method of revenue recognition for arrangements that include the delivery of more than one product or service. EITF 00-21 is effective for arrangements entered into in periods beginning after June 15, 2003. The Company adopted the provisions of EITF 00-21 in the first quarter of fiscal 2004. The adoption of EITF 00-21 did not have a material impact on the Company’s financial position or results of operations.

Note 3. Pro Forma Stock Compensation Expense

     In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” the Company elected to continue to account for its employee stock options under the intrinsic value based method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and disclose the pro forma effects of its employee stock options on net loss and net loss per share. Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. For purposes of pro forma disclosure, the estimated fair value of the options is amortized over the options’ vesting period. The following table presents the effect on the Company’s net loss and net loss per share if the Company had applied the fair value based method of accounting under SFAS No. 123 (in millions, except per-share data):

	Three Months Ended

	September 30,	September 30,
	2003	2002

Reported net loss	$(28.1)	$(520.5)
Add back employee stock option expense measured under APB 25	1.2	15.0
Less employee stock option expense measured under SFAS 123	(72.1)	(259.6)

Pro forma net loss	$(99.0)	$(765.1)

Reported net loss per share—basic and diluted	$(0.02)	$(0.37)

Pro forma net loss per share—basic and diluted	$(0.07)	$(0.54)

Note 4. Cumulative Effect of an Accounting Change

     During the first quarter of fiscal 2004, the Company adopted FIN 46, “Consolidation of Variable Interest Entities” with respect to a synthetic lease agreement pertaining to two separate properties. The arrangement was a variable interest entity as defined under FIN 46 and the Company was the primary beneficiary.

     As a result, the Company recognized a non-cash accounting change adjustment of $2.9 million, reflecting cumulative depreciation on the two properties from the inception of the lease until the assets were purchased by the Company on September 16, 2003, as a cumulative effect of an accounting change in the accompanying Condensed Consolidated Statements of Operations.

Note 5. Inventories

     The components of inventories consisted of the following (in millions):

	September 30,	June 30,
	2003	2003

Finished goods	$23.6	$22.9
Work in process	28.8	32.8
Raw materials and purchased parts	21.9	28.4

Total inventories	$74.3	$84.1

     The Company recorded write-downs of excess and obsolete inventories of $2.9 million and $18.9 million for the three months ended September 30, 2003 and 2002, respectively.

     In addition, the Company consumed previously written-down inventories of $10.6 million and $19.1 million for the three months ended September 30, 2003 and 2002, respectively.

Note 6. Goodwill

     During the first quarter of fiscal 2004, no goodwill was recognized as a result of acquisitions and no goodwill was impaired. Goodwill by reportable segment is as follows (in millions):

	Communications	Thin Film
	Products	Products
	Group	Group	Total

Balance as of September 30, 2003	$87.2	$79.0	$166.2

Note 7. Other Intangibles

     During the first quarter of fiscal 2004, no significant identified intangible assets were acquired and no identified intangible assets were impaired. The following tables present details of the Company’s other intangibles (in millions):

	Gross
	Carrying	Accumulated
As of September 30, 2003:	Amount	Amortization	Net

Developed technology	$107.8	$(45.4)	$62.4
Other	37.8	(15.8)	22.0

Total intangibles	$145.6	$(61.2)	$84.4

	Gross
	Carrying	Accumulated
As of June 30, 2003:	Amount	Amortization	Net

Developed technology	$107.7	$(43.0)	$64.7
Other	37.8	(14.3)	23.5

Total intangibles	$145.5	$(57.3)	$88.2

     Amortization of intangibles was $3.9 million and $8.4 million for the three months ended September 30, 2003 and 2002, respectively.

     Based on the carrying amount of the intangibles as of September 30, 2003, the estimated future amortization is as follows (in millions):

Years Ended June 30,

2004 (October 1, 2003 to June 30, 2004)	$11.8
2005	15.0
2006	13.4
2007	10.4
2008	5.7
Thereafter	28.1

Total amortization	$84.4

Note 8. Investments

     During the first quarter of fiscal 2004 the Company entered into an agreement with a former customer which settles product cancellation claims made by the Company against this former customer. As a result of this settlement, the Company received approximately 2.7 million preferred shares representing an approximate 5% ownership of the former customer, on a fully diluted basis, a convertible note with a principal amount of $5.1 million that is convertible at the former customer’s option into preferred shares of their company, a promissory note in the amount of $6.1 million that is in settlement of trade receivables owed the Company and is due and payable in installments through fiscal 2006 and a supply agreement whereby the Company has the option to buy certain components from the former customer at the former customer's cost. The Company has evaluated the financial condition of the former customer and has determined that the realization of the assets received as part of the settlement is not probable and therefore has not ascribed any value to these assets, nor recognized any gain associated with settlement.

Reduction of Fair Value of Investments:

     The Company regularly evaluates the carrying value of its investments. When the carrying value of an investment exceeds the fair value and the decline in value is deemed to be other-than-temporary, the Company writes down the investment to its fair value. During the three months ended September 30, 2003 and 2002, the Company recorded other-than-temporary reductions in fair value of certain non-marketable equity investments. Details of the charges were as follows (in millions):

	Three Months Ended

	September 30,	September 30,
	2003	2002

Non-marketable equity investments:
Adept Technology (“Adept”)	$—	$19.1
Other	1.3	—

Total reductions in fair value of investments	$1.3	$19.1

     During the second quarter of fiscal 2002, the Company entered into an automation development alliance agreement with Adept (see Note 18). In connection with this alliance, the Company invested $25.0 million in Adept’s convertible preferred stock. During the first quarter of fiscal 2003, the Company determined that the decline in fair value of its Adept investment was other-than-temporary and recorded an impairment charge of $19.1 million.

     Should the fair value of any investments decline in the future periods, the Company may be required to record additional charges if the decline is determined to be other-than-temporary.

Loss on Equity Method Investments:

     During the three months ended September 30, 2003 and 2002, the Company recorded $1.2 million and $2.5 million, respectively, as its pro rata share of net losses in its equity method investments.

Note 9. Commitments and Contingencies

Pending Litigation:

The Securities Class Actions:

     As discussed in our previous filings, litigation under the federal securities laws has been pending against the Company and certain former and current officers and directors since March 27, 2002. On March 14, 2003, the court entered a minute order dismissing the complaint in In re JDS Uniphase Securities Litigation, Master File Co. C-02-1486 CW (N.D. Cal.), with leave to amend. On November 3, 2003, the court issued an opinion confirming the dismissal, with leave to amend, of the claims under the Securities Exchange Act of 1934. The November 3, 2003 opinion denied the motion to dismiss the claims under the Securities Act of 1933, however. No activity has occurred in Zelman v. JDS Uniphase Corp., No. C-02-4656 (N.D. Cal.), a related securities case, since our last filing.

The Derivative Actions:

     As discussed in our previous filings, derivative actions purporting to be brought on the Company’s behalf have been filed in state and federal courts against several of our current and former officers and directors based on the same events alleged in the securities litigation. On November 3, 2003, the court entered an order in the federal derivative action, Corwin v. Kaplan, No. C-02-2020 CW (N.D. Cal.), dismissing the abuse of control claim with prejudice and the remaining claims with leave to amend. A case management conference is set for November 25, 2003 in the California state derivative action, In re JDS Uniphase Corporation Derivative Litigation, Master File No. CV806911 (Santa Clara Super. Ct.), which has been stayed since June 2003 pending the federal securities and derivative cases. No activity has occurred in Cromas v. Straus, Civil Action No. 19580 (Del. Ch. Ct.), the Delaware derivative action, since our last filing.

The OCLI and SDL Shareholder Actions:

     As discussed in our previous filings, plaintiffs purporting to represent the former shareholders of OCLI and SDL have filed suit against the former directors of those companies, asserting that they breached their fiduciary duties in connection with the events alleged in the securities litigation against the Company. No activity has occurred in the OCLI action, Pang v. Dwight, No. 02-231989 (Sonoma Super. Ct.), since our last filing. A case management conference is set for November 25, 2003 in the SDL action, Cook v Scifres, Master File No. CV814824 (Santa Clara Super. Ct.).

The ERISA Actions:

     Two actions have been filed in the District Court for the Northern District of California against the Company and certain of its former and current officers and directors on behalf of a purported class of participants in the Company’s 401(k) Plan. The complaints allege that the defendants violated the Employee Retirement Income Security Act by breaching their fiduciary duties to the Plan and its participants. The actions seek an unspecified amount of damages, restitution, a constructive trust, and other equitable remedies. These actions are Pettit v. JDS Uniphase Corporation, Case No. C 03 4743, filed October 22, 2003, which alleges a purported class period of February 4, 2000 to the present and Hodges-Toby v. JDS Uniphase Corporation, Case No. C-03-4907, filed November 3, 2003, which alleges a class period of July 27, 1999 to the present. The plaintiff in Pettit has filed a notice of related case stating his view that the action is related to In re JDS Uniphase Corporation Securities Litigation, N.D. Cal. Master File No. C-02-1486 CW. No trial date has been set in either ERISA action.

     The Company believes that the factual allegations and circumstances underlying these securities class actions, derivative actions, the OCLI and SDL class actions, and the ERISA class actions are without merit. The costs of defending these lawsuits has been costly, will continue to be costly, and could be quite significant and may not be covered by our insurance policies. The defense of these lawsuits could also result in continued diversion of our management’s time and attention away from business operations which could prove to be time consuming and disruptive to normal business operations. There can be no assurance that the Company will prevail or that the cost of defending these lawsuits will be covered by its insurance policies. An unfavorable outcome or settlement of this litigation could have a material adverse effect on the Company’s financial position, liquidity or results of operations.

     The Company is a party to other litigation matters and claims, which are normal in the course of its operations. While the results of such litigation matters and claims cannot be predicted with certainty, the Company believes that their final outcome will not have a material adverse impact on its financial position, liquidity, or results of operations.

Note 10. Reduction of Goodwill

     During the three months ended September 30, 2003 and 2002, the Company recorded $0 and $224.4 million, respectively, of impairment charges in accordance with SFAS No. 142.

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

     As part of its quarterly review of financial results in the first quarter of fiscal 2003, the Company noted indicators that the carrying value of its goodwill may not be recoverable and performed an additional impairment review. The impairment review was performed because of the prolonged economic downturn affecting the Company’s operations and revenue forecasts. As the Company determined that the continued decline in market conditions within the Company’s industry was significant and prolonged, the Company evaluated the recoverability of its goodwill in accordance with SFAS No. 142.

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

     The following table summarizes the impairment charges recorded during fiscal 2003 (in millions):

Reporting Units(1)

Communications Products Group:
Components	$54.6
Subsystems	28.7
Transmission	142.4

Total	$225.7

(1) During the first quarter of fiscal 2004, the names of certain reporting units were changed to reflect product line changes within these units. The table above reflects the current names for these reporting units.

Note 11. Reduction of Other Long-Lived Assets

     During the three months ended September 30, 2003 and 2002, the Company recorded $4.9 and $154.6 million, respectively, of reductions in the carrying value of its long-lived assets in accordance with SFAS No. 144. These charges excluded asset write-downs associated with the Global Realignment Program (see Note 12). The following table summarizes the components of the reductions of other long-lived assets (in millions):

	Three Months Ended

	September 30,	September 30,
	2003	2002

Assets held and used:
Purchased intangibles (other than goodwill)	$—	$68.6
Property, plant and equipment	5.0	79.1
Assets held for sale:
Property and equipment	(0.1)	6.9

Total reductions of other long-lived assets	$4.9	$154.6

Three Months Ended September 30, 2003:

Assets Held and Used:

     During the first quarter of fiscal 2004, as a result of the adoption of FIN 46 with respect to two properties under a synthetic lease agreement, the Company recognized a $5 million deferred impairment charge related to the Melbourne, Florida properties, which was originally being amortized over the term of the lease. The Company noted no indicators of impairment during the first quarter of fiscal 2004 related to the Company’s remaining long-lived assets, including purchased intangibles.

Assets Held for Sale:

     During the first quarter of fiscal 2004, the Company adjusted the carrying value of certain assets classified as held for sale. The Company recorded an impairment charge of $0.4 million related to its Columbus, Ohio site, representing the amount by which the carrying value of the property and equipment exceeded fair value less cost to sell. In addition, the Company increased the carrying value of the corporate airplane by $0.5 million to reflect its agreed upon sales price less cost to sell, scheduled to be sold subsequent to the end of the quarter (see Note 20).

Three Months Ended September 30, 2002:

Assets Held and Used:

     On July 1, 2002, the Company adopted SFAS No. 144, under which long-lived assets other than goodwill are tested for recoverability if certain events or changes in circumstances indicate that the carrying value may not be recoverable. The Company noted indicators during the first quarter of fiscal 2003 that the carrying value of its long-lived assets, including purchased intangibles recorded in connection with its various acquisitions and property, plant and equipment, may not be recoverable and performed an impairment review. The impairment review was performed pursuant to SFAS No. 144 because of the prolonged economic downturn affecting the Company’s operations and revenue forecasts. As a result of the prolonged economic downturn, the Company’s projected future revenue and cash flows for certain of the Company’s asset groupings were revised downward in the first quarter of fiscal 2003. Therefore, the Company evaluated the recoverability of its long-lived assets and recorded impairment charges based on the amounts by which the carrying amounts of these assets exceeded their fair value. For purchased intangibles, fair value was determined based on discounted future cash flows for the operating entities that had separately identifiable cash flows. For tangible fixed assets, the Company valued these assets that were subject to impairment using specific appraisals.

     The following table summarizes the write-downs of purchased intangibles and property, plant and equipment by acquisition for the first quarter of fiscal 2003 (in millions):

	Purchased	Property, Plant and
Acquired Entities	Intangibles	Equipment

Datacom	$39.1	$15.6
Epitaxx	19.9	26.3
SDL	—	24.3
Scion	8.9	12.9
Other	0.7	—

Total	$68.6	$79.1

Assets Held for Sale:

     During the first quarter of fiscal 2003, the Company classified certain property and equipment as assets held for sale in connection with the sales of its SIFAM and Cronos subsidiaries. In accordance with SFAS No. 144, the Company recorded total impairment charges of $6.9 million, representing the amount by which the carrying value of the property and equipment exceeded fair value less cost to sell.

Note 12. Global Realignment Program Charges

Overview:

     In April 2001, the Company initiated the Global Realignment Program, under which it began restructuring its business in response to the economic downturn. Through the end of the first quarter of fiscal 2004, the Company implemented 8 phases of restructuring activities and recorded total restructuring charges of $642 million. In addition, the Company incurred charges other than restructuring of $478.3 million related to the Global Realignment Program. Restructuring activities initiated prior to December 31, 2002 were recorded in accordance with EITF No. 94-3, and restructuring activities initiated after December 31, 2002 were recorded in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” and SFAS No. 112, “Employers’ Accounting for Post employment Benefits.”

     Under the Global Realignment Program, the Company has consolidated and reduced its manufacturing, research and development, sales and administrative facilities in North America, Europe and Asia-Pacific. The total number of sites and buildings closed or scheduled for closure is 29, of which 27 are related to various phases of restructuring and two are related to other decisions made under the Global Realignment Program. Based on the decisions made through the end the first quarter of fiscal 2004, the Company will reduce its total workforce by approximately 19,850 employees upon the completion of the Global Realignment Program. Of the total, 19,100 relate to restructuring activities and 750 relate to other decisions made under the Global Realignment Program. As of September 30, 2003, 19,636 employees have been terminated.

Restructuring Activities:

     The Company implemented its Phase 1 through 8 restructuring activities during the fourth quarter of fiscal 2001 through the first quarter of 2004. The following table summarizes the restructuring charges under these phases from inception through the end of the first quarter of fiscal 2004 (in millions):

	Workforce	Facilities and
	Reduction	Equipment	Lease Costs	Total

Initial restructuring charges—Phase 1	$79.1	$122.2	$63.0	$264.3
Cash payments	(24.9)	—	(0.9)	(25.8)
Non-cash charges	(11.1)	(122.2)	—	(133.3)

Accrual balance as of June 30, 2001	43.1	—	62.1	105.2
Initial restructuring charges—Phase 2	55.8	141.3	45.9	243.0
Initial restructuring charges—Phase 3	26.7	10.4	4.9	42.0
Cash payments	(90.5)	—	(30.6)	(121.1)
Adjustments	(15.5)	2.2	(6.1)	(19.4)
Cash proceeds in excess of salvage value	—	(5.6)	—	(5.6)
Non-cash charges	—	(148.3)	—	(148.3)

Accrual balance as of June 30, 2002	19.6	—	76.2	95.8
Initial restructuring charges—Phase 4	20.5	—	7.2	27.7
Initial restructuring charges—Phase 5	35.5	0.5	30.0	66.0
Initial restructuring charges—Phase 6	6.1	—	—	6.1
Initial restructuring charges—Phase 7	2.4	—	2.7	5.1
Cash payments	(60.1)	—	(20.8)	(80.9)
Adjustments	2.6	9.2	13.0	24.8
Cash proceeds in excess of salvage value	—	(2.8)	—	(2.8)
Non-cash charges	(1.2)	(6.9)	0.4	(7.7)

Accrual balance as of June 30, 2003	25.4	—	108.7	134.1
Initial restructuring charges—Phase 8	0.6	—	0.1	0.7
Cash payments	(10.6)	—	(5.3)	(15.9)
Adjustments	(0.5)	—	(20.3)	(20.8)

Accrual balance as of September 30, 2003	$14.9	$—	$83.2	$98.1

     In connection with the restructuring activities, management with the appropriate level of authority approved and committed the Company to plans to close 27 sites, vacate buildings at the closed sites as well as at other continuing operations, and reduce its workforce by approximately 19,850 employees. These sites were located in Arnhem, Netherlands; Asheville, North Carolina; Bracknell, United Kingdom; Columbus, Ohio; Eatontown, New Jersey; Eindhoven, Netherlands; Freehold, New Jersey; Gloucester, Massachusetts; Hillend, United Kingdom; Manteca, California; two sites in Ottawa, Ontario; Oxford, United Kingdom; Plymouth, United Kingdom; Raleigh, North Carolina; Richardson, Texas; Rochester, New York; two sites in San Jose, California; Shunde, China; Sydney, Australia; Taipei, Taiwan; Toronto, Ontario; Torquay, United Kingdom; Victoria, British Columbia; Waghaeusel-Kirrlach, Germany; and Witham, United Kingdom. One of the San Jose, California sites is related to the E-TEK operations, which were relocated to the Company’s other sites located in West Trenton, New Jersey and Shenzhen, China. The Company’s San Jose headquarters continues to occupy a portion of the E-TEK site.

Workforce Reduction:

     The Company recorded initial charges totaling $226.7 million primarily related to severance and fringe benefits associated with the reduction of approximately 19,100 employees, which includes non-cash severance charges of $12.3 million, which $11.1 million related to the modification of a former executive’s stock options and $1.2 million to disputed severance. The Company recorded decreases of $13.4 million, which $0.5 million related to the first quarter of 2004, to the accrual balance. The decreases are due to actual payments for such charges being lower than original estimated expenses.

     Approximately 16,200 employees were engaged in manufacturing, 1,300 in research and development, and 1,600 in selling, general and administrative functions. Approximately 16,300 employees were located in North America, 1,700 in Europe, and 1,100 in Asia-Pacific. The Company has substantially completed its Phase 1 through 4 workforce reductions. The remaining accrual balance reflects severance and benefit payments scheduled to be paid through the second quarter of fiscal 2005, for employees that have been notified that they will be terminated, as well as future payments for employees that have already been terminated, as required under local laws.

Facilities and Equipment and Lease Costs:

     Property and equipment that were disposed of or removed from operations resulted in initial charges totaling $274.4 million, of which

$229.7 million was related to the Communications Products Group, $41.2 million was related to the Thin Film Products Group and $3.5 million was related to the “All Other” category for segment reporting purposes (see Note 16). The property and equipment write-downs consisted primarily of owned buildings, leasehold improvements, computer equipment and related software, production and engineering equipment, and office equipment, furniture and fixtures. Through fiscal 2003, the Company recorded total adjustments of $11.4 million, primarily due to additional declines in the fair market value of owned buildings held for disposal. In addition, through fiscal 2003, the Company received $8.4 million, of cash proceeds in excess of the estimated salvage value of certain restructured assets sold.

     The Company has substantially completed the disposal of its restructured assets through auctions, donations and scrapping of the assets. During the first quarter of fiscal 2004 the facility located in Taipei, Taiwan was sold. The remaining assets are primarily made up of an owned building that could not be sold within twelve months as was previously expected. The market conditions where this building is located, Plymouth, United Kingdom, has continued to weaken. This was exacerbated with the continued economic downturn in the telecommunications industry. The Company currently anticipates disposing of this asset within the next 3 to 9 months.

     The Company incurred charges totaling $153.8 million for exiting and terminating leases primarily related to excess or closed facilities with planned future exit dates. The Company estimated the cost of exiting and terminating the facility leases based on the contractual terms of the agreements and real estate market conditions. Through fiscal 2003, the Company recorded a net increase of $6.9 million, to the accrual balance and negotiated subleases and termination agreements. During the first quarter of fiscal 2004 leases were decreased $20.0 million, primarily due to the change in accounting of a restructured synthetic lease, which was purchased in the first quarter of fiscal 2004. Accrued balances of $15.5 million were applied against the purchase price of the land and building; the remaining decreases primarily reflect the effect of negotiated subleases and termination agreements. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2013.

Charges Other Than Restructuring:

     In addition to the charges recorded in connection with the restructuring activities, the Company incurred total other charges of $478.3 million related to the Global Realignment Program. Details of these charges were as follows (in millions):

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,	Years Ended June 30,

	2003	2002	2003	2002	2001

Property and equipment	$1.4	$13.5	$36.3	$164.7	$6.4
Inventories	—	—	—	—	173.5
Purchase commitments and other obligations	0.3	(5.3)	(2.5)	(7.4)	55.6
Workforce-related charges	0.4	3.0	14.7	12.3	0.2
Lease costs	0.1	—	5.5	6.4	—
Moving and other costs	1.2	0.9	1.7	6.7	0.8

Total other charges	$3.4	$12.1	$55.7	$182.7	$236.5

     During the first quarters of fiscal 2004 and 2003 and the fiscal years ended 2003, 2002 and 2001, the Company recorded $1.4 million, $13.5 million, $36.3 million, $164.7 million and $6.4 million, respectively, of additional depreciation from changes in the estimated useful life and the write-downs of certain property and equipment that were identified for disposal but remained in use until the date of disposal. Total amount recorded in fiscal 2002 was net of $3.8 million of cash proceeds in excess of the estimated salvage value of certain assets sold. Cash proceeds totaled $3.2 million in fiscal 2003.

     During the first quarter of fiscal 2004 and fiscal year 2001, the Company recorded charges associated with inventory write-downs, purchase commitments and other obligations of $0.3 million and $229.1 million respectively resulting from product consolidations and discontinuations in connection with the Global Realignment Program. During fiscal 2003 and 2002, the Company recorded decreases of $2.5 million and $7.4 million, respectively, to the accrual balance, as the actual amounts paid to settle certain commitments and other obligations were lower than originally estimated.

     During the first quarters of fiscal 2004 and 2003 and the fiscal years ended 2003, 2002 and 2001, the Company recorded workforce-related charges of $0.4 million, $3.0 million, $14.7 million, $12.3 million and $0.2 million, respectively, which included payments for severance and fringe benefits. The severance and fringe benefits charges incurred in fiscal 2002 were as a result of the reduction of approximately 750 employees, consisting of approximately 600 in manufacturing, 50 in research and development, and 100 in selling, general and administrative functions. Approximately 150 employees were located in North America, 100 in Europe and 500 in Asia-Pacific. All 750 employees have been terminated and severance and benefit payments related to these employees have been paid in full.

     During fiscal 2002, the Company announced the closure of one site at Piscataway, New Jersey. Lease costs of $6.4 million were primarily related to exiting and terminating building leases at this site. The Company estimated the cost of exiting and terminating the facility leases based on the contractual terms of the agreements and the real estate market conditions. The Company anticipates that it will take approximately 9 months to sublease the vacated properties. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2011. During fiscal 2003, the Company recorded additional lease charges of $5.5 million due primarily to the loss of a sub-tenant in a building in San Jose, California, not required for ongoing operations. During the first quarter of fiscal 2004 the Company recorded lease costs of $0.1 million, associated with a lease no longer required for ongoing operation.

     During the first quarter of fiscal 2004 and the fiscal years ended 2003, 2002 and 2001, the Company incurred moving and other costs of $1.2 million. $1.7 million, $6.7 million and $0.8 million, respectively, related to the physical relocation of certain facilities and equipment from buildings that the Company has disposed of or planned to dispose of.

     Charges other than restructuring were recorded in the Company’s Condensed Consolidated Statements of Operations as follows (in millions):

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,	Years Ended June 30,

	2003	2002	2003	2002	2001

Cost of sales	$1.2	$4.0	$7.7	$124.6	$220.7
Research and development	0.6	0.4	2.7	8.2	2.9
Selling, general and administrative	1.6	7.7	45.3	49.9	12.9

Total other charges	$3.4	$12.1	$55.7	$182.7	$236.5

     As of September 30, 2003, the accrual balance related to these charges was $6.4 million, consisting primarily of purchase and lease commitments. The accrual balance was included in “Other current liabilities” in the Company’s Condensed Consolidated Balance Sheet.

Recommissioning of Assets:

     Since the beginning of 2001, the Company’s industry has experienced a dramatic downturn and has remained very volatile. In April 2001, the Company implemented its Global Realignment Program based on the best information available at the time. Management with the appropriate level of authority approved and committed the Company to execute the Global Realignment Program. As the Company continued to execute its restructuring plans to realign its operations and consolidate the facilities, the Company recommissioned certain property and equipment during the fourth quarter of fiscal 2002 that had previously been removed from operations and fully depreciated or written down under the Global Realignment Program. These assets were placed back into service due to the following reasons: (i) unanticipated changes in the industry and customer demand for certain product lines, (ii) impact of unforeseen warranty obligations, and (iii) changes in initial estimates. The total net book value of the recommissioned property and equipment at the time of the write-downs was $27.7 million, of which $15.9 million was related to the Communications Products Group, $10.7 million was related to the Thin Film Products Group and $1.1 million was related to the “All Other” category for segment reporting purposes (see Note 16). During fiscal 2003 $2.8 million, of these recommissioned assets have been sold, scrapped or made available for sale. The recommissioned property and equipment were put back into use with a carrying value of $0 during the fourth quarter of fiscal 2002. Based on the dates these assets were placed back into service and taking into consideration the potential impact of the impairment loss on these assets, the Company would have incurred additional depreciation expense of approximately $0.9 million, $4.2 million and $1.5 million for the first quarter of fiscal 2004 and the fiscal years 2003 and 2002, respectively.

Note 13. Income Tax Expense (Benefit)

     The Company recorded an income tax benefit of $12.9 million for the three months ended September 30, 2003, as compared to a zero tax provision for the three months ended September 30, 2002. The $12.9 million tax benefit recorded for the three months ended September 30, 2003 resulted from appreciation in the carrying value of certain publicly traded securities designated as available-for sale investments which required the Company to record a tax benefit for the domestic operating losses sustained during the three months ended September 30, 2003. Due to the continued economic uncertainty in the industry, the Company has recorded net deferred tax assets as of September 30, 2003 only to the extent of deferred tax liabilities.

     Fluctuations in the value of the Company’s available-for-sale investments may create volatility in the income tax provision (benefit) it records in future quarters.

Note 14. Net Loss Per Share

     The following table sets forth the computation of basic and diluted net loss per share (in millions, except per-share data):

	Three Months Ended

	September 30,	September 30,
	2003	2002

Loss before cumulative effect of an accounting change	$(25.2)	$(520.5)
Cumulative effect of an accounting change	(2.9)	—

Net loss	$(28.1)	$(520.5)

Loss per share before cumulative effect of an accounting change—basic and diluted	$(0.02)	$(0.37)
Cumulative effect per share of an accounting change—basic and diluted	—	—

Net loss per share—basic and diluted	$(0.02)	$(0.37)

Weighted average number of common shares outstanding	1,433.4	1,412.3

     As the Company incurred net losses for the three months ended September 30, 2003 and 2002, the effect of dilutive securities totaling 6.7 million and 3.6 million equivalent shares, respectively, has been excluded from the calculation of diluted net loss per share because it was anti-dilutive.

Note 15. Comprehensive Income (Loss)

     The Company’s accumulated other comprehensive income (loss) consists of accumulated net unrealized gains on available-for-sale investments and foreign currency translation adjustments. At September 30, 2003 and June 30, 2003, the Company had a balance of net unrealized gains of $47 million and $29.2 million, respectively, on available-for-sale investments. Additionally, at September 30, 2003 and June 30, 2003, the Company had $17.7 million and $18.6 million, respectively, of foreign currency translation losses.

     The components of comprehensive loss were as follows (in millions):

	Three Months Ended

	September 30,	September 30,
	2003	2002

Net loss	$(28.1)	$(520.5)
Change in unrealized gains on available-for-sale investments, net of tax of $13.4 and $0, respectively	17.8	(23.8)
Change in foreign currency translation	0.9	(11.9)

Comprehensive loss	$(9.4)	$(556.2)

Note 16. Segment Information

     The Company evaluates its reportable segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company has identified Kevin Kennedy, Chief Executive Officer, as its Chief Operating Decision Maker (“CODM”) pursuant to SFAS No. 131. The CODM allocates resources to the segments based on their business prospects, competitive factors, net revenue and operating results.

     The Company designs and manufactures products for fiberoptic communications, as well as for markets where its core optics technologies provide solutions for industrial, commercial and consumer applications. The Company has two reportable segments as described below:

(i)	Communications Products Group:

The Communications Products Group consists of the Company’s communication businesses, which provide fiberoptic components and modules for system manufacturers in the telecommunications, data communications and cable television industries.

(ii)	Thin Film Products Group:

The Thin Film Products Group consists of the Company’s non-communications businesses and includes laser subsystems products and thin film products for display, security, decorative, aerospace and defense applications.

     The amounts shown as “All other” consist of certain unallocated corporate-level operating expenses. In addition, the Company does not allocate Global Realignment charges, income taxes, non-operating income and expenses or specifically identifiable assets to its segments. During the first quarter of fiscal 2004, the Company stopped allocating Global Realignment charges to its segments. In addition, the Company began allocating corporate sales and marketing expenses to the Communications Group. All prior-period amounts have been restated for comparative presentation.

     Information on reportable segments is as follows (in millions):

	Three Months Ended

	September 30,	September 30,
	2003	2002

Communications Products Group:
Net revenue	$74.3	$109.0
Intersegment revenue	—	—

Net revenue from external customers	74.3	109.0
Operating loss	(12.5)	(62.5)
Thin Film Products Group:
Net revenue	74.0	85.5
Intersegment revenue	(0.9)	(1.5)

Net revenue from external customers	73.1	84.0
Operating income	9.0	14.8
Net revenue by reportable segments	147.4	193.0

Operating loss by reportable segments	(3.5)	(47.7)
All other operating loss	(25.8)	(27.6)
Unallocated amounts:
Acquisition-related charges and payroll taxes on stock option exercises	(5.1)	(23.8)
Reduction of goodwill and other long-lived assets	(4.9)	(379.0)
Restructuring charges	3.6	(23.0)
Other Global Realignment charges	(3.4)	(12.2)
Interest and other income, net	2.9	12.9
Gain on sale of investments	0.6	1.5
Reduction in fair value of investments	(1.3)	(19.1)
Loss on equity method investments	(1.2)	(2.5)

Loss before income taxes	$(38.1)	$(520.5)

          Intersegment sales were recorded at fair market value less an agreed-upon discount.

Note 17. Acquisitions

Ditech Communications:

     On July 16, 2003, the Company completed the acquisition of certain assets of the optical communications business of Ditech Communications (“Ditech”). The Company believes that the acquisition adds to its abilities to integrate optics, electronics and software in subsystems for optical equipment manufacturers. Under the terms of the agreement, the Company will pay Ditech $1.6 million in cash, of which $1.4 million was paid at closing. The Company has retained the remaining amount for possible breach of general representations and warranties and will pay this amount to Ditech approximately one year after the closing date in the event no such breach of general representations or warranties exists.

     The Company may be required to make additional cash payments of up to $4.9 million, of which $0.9 million is based on the level of inventory purchased from Ditech that is sold by the Company (the Company is entitled to be reimbursed for any purchased inventory that remains unused at June 30, 2004), and $4 million is contingent upon the revenue generated by the acquired business through June 30, 2005. Additional payments related to inventory will be recorded to cost of sales at the time product is sold, while contingent payments based on revenue will be accounted for as goodwill. Direct transaction costs incurred in connection with the acquisition were immaterial.

The purchase price allocation was as follows (in millions):

Net tangible assets acquired	$1.5
Intangible assets acquired:
Existing technology	0.1

Total purchase price	$1.6

          Existing technology is being amortized over its estimated useful life of three years.

     The acquisition was accounted for as a purchase transaction under SFAS No. 141, and accordingly, the tangibles assets acquired were recorded at their fair value at the date of the acquisition. The results of operations of Ditech have been included in the Company’s financial statements subsequent to the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material.

          The following table summarizes the components of the net tangible assets acquired (in millions):

Inventories	$1.0
Property, plant and equipment	0.5

Net tangible assets acquired	$1.5

OptronX:

     On September 18, 2002, the Company completed the acquisition of the transceiver/transponder business unit of OptronX. The Company believes that the acquisition will extend its transmission product line in metro and short-reach applications. The Company paid OptronX $6.2 million in cash. Direct transaction costs incurred in connection with the acquisition were immaterial. In addition, the Company may be required to make a contingent payment of up to $4.5 million in cash based on the financial performance of the acquired business unit in calendar year 2003. No such payments had been made or contingencies satisfied as of September 30, 2003. Any future payments to OptronX will be accounted for as goodwill.

     The final purchase price allocation was as follows (in millions):

Net tangible liabilities assumed	$(0.3)
Intangible assets acquired:
Existing technology	1.0
In-process research and development	0.4
Goodwill	5.1

Total purchase price	$6.2

     Existing technology is being amortized over its estimated useful life of three years.

     The acquisition was accounted for as a purchase transaction in accordance with SFAS No. 141, and accordingly, the assets acquired and liabilities assumed were recorded at their estimated fair value at the date of the acquisition. The results of operations of the transceiver/transponder unit have been included in the Company’s financial statements subsequent to the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material.

     The following table summarizes the components of the net tangible liabilities assumed (in millions):

Accounts receivable	$0.2
Inventories	0.8
Property and equipment	2.7

Total assets acquired	3.7

Accounts payable	(0.8)
Loan payable	(2.5)
Other	(0.7)

Total liabilities assumed	(4.0)

Net tangible liabilities assumed	$(0.3)

     A portion of the purchase price has been allocated to existing technology and acquired in-process research and development (“IPR&D”). They were identified and valued through analysis of data provided by OptronX concerning developmental products, their stage of development, the time and resources needed to complete them, their expected income generating ability, target markets and associated risks. The Income Approach was the primary technique used in valuing the existing technology. The discount rate used was 20%.

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

Note 18. Related Party Transactions

Adept:

     On October 22, 2001, the Company entered into an automation development alliance agreement with Adept for optical component and module manufacturing processes. Under the agreement, Adept agreed to pay the Company up to $5.0 million for certain research and development activities. In connection with this alliance, the Company invested $25.0 million in Adept’s convertible preferred stock and the investment was accounted for under the cost method. For the three months ended September 30, 2002, the Company recorded $19.1 million of reductions in fair value of its Adept investment as the decline in fair value was determined to be other-than-temporary (see Note 8).

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

Note 19. Guarantees

     The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third-party claims. These contracts primarily relate to: (i) divestiture agreements, under which the Company may provide customary indemnifications to purchasers of the Company’s businesses or assets; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises; and (iii) certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship.

     The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of September 30, 2003.

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

     The following table presents the changes in the Company’s warranty reserve during the three months ended September 30, 2003 and 2002 (in millions):

Three Months Ended September 30, 2003:		Three Months Ended September 30, 2002:

Balance as of June 30, 2003	$52.4	Balance as of June 30, 2002	$73.6
Net provision (adjustment) for warranty	(5.3)	Net provision (adjustment) for warranty	2.4
Utilization of reserve	(5.2)	Utilization of reserve	(8.7)
Other	—	Other	(1.1)

Balance as of September 30, 2003	$41.9	Balance as of September 30, 2002	$66.2

Note 20. Subsequent Events

     On September 29, 2003, the Company sold an airplane which had been classified as an asset held for sale and received proceeds of $11.5 million. No gain or loss will be recognized in the second quarter of fiscal 2004 on the transaction as the asset carrying value had already been adjusted to the agreed upon sales price less cost to sell.

     On October 31, 2003, the Company completed the sale of $475 million aggregate principal amount of Zero Coupon Senior Convertible Notes due November 15, 2010, which amount includes the notes issued upon exercise of the purchasers’ over-allotment option of $75 million. Proceeds from the notes amounted to $463.1 million after issuance costs. The notes will not bear interest, have a zero yield-to-maturity, and will be convertible into the Company’s common stock at a conversion price of $4.94 per share. Each $1,000 principal amount will initially be convertible into 202.4291 shares of the Company’s common stock upon the satisfaction of certain conditions. Therefore, the notes are convertible in the aggregate into approximately 96.2 million shares of common stock. The Company has the right to redeem the notes beginning November 15, 2008. Holders of the notes may require the Company to repurchase the notes on November 15, 2008. Under certain circumstances, holders may require the Company to repurchase the notes beginning the second quarter of fiscal 2004. The Company intends to use the net proceeds of the offering for general corporate purposes, including internal research and development programs, general working capital and possible future acquisitions and strategic investments.

     The Company sold the notes in a private transaction exempt from the registration requirements of the Securities Act of 1933, as amended. The notes, and the common stock issuable upon conversion of the notes, have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States without registration under, or an applicable exemption from, the registration requirements of the Securities Act.

     On November 6, 2003, the Company’s stockholders approved the Company’s 2003 Equity Incentive Plan (the “2003 Plan”). Pursuant to Section 3(a) of the 2003 Plan, and in accordance with the registration requirements of the Securities Act of 1933, as amended, the Company will be registering 140 million shares which will be reserved for issuance under the 2003 Plan. Further, as a result of receiving stockholder approval of the 2003 Plan, (i) the Company’s right to issue options under the Company’s 1993 Amended and Restated Flexible Stock Incentive Plan (the “1993 Plan”) immediately ceased effective November 6, 2003, and (ii) all shares of the Company’s common stock associated with such options ceased to be available for issuance effective as of such date. The stockholders’ action did not affect any of the options currently outstanding under the 1993 Plan, all of which remain outstanding in accordance with their terms.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     Statements contained in this Quarterly Report on Form 10-Q which are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. A forward-looking statement may contain words such as “anticipate that,” “believes,” “can impact,” “continue to,” “estimates,” “expects to,” “hopes,” “intends,” “plans,” “to be,” “will be,” “will continue to be” or similar words. These forward-looking statements include, among others, all italicized portions of this Report.

     Management cautions that forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in such forward-looking statements. These risks and uncertainties include, among other things, the risks that (i) the current economic downturn may be more severe and long-lasting than we can anticipate, and, notwithstanding our projections, beliefs and expectations for our business, may cause our business and financial condition to suffer; (ii) due to the current economic slowdown, in general, and setbacks in our customers’ businesses, in particular, predicting our financial performance and our success, in general, for future periods is far more difficult than in previous periods; (iii) our ongoing integration and restructuring efforts, including, among other things, the Global Realignment Program and associated facility closings and product transfers, may not be successful in achieving their expected benefits, may be insufficient to align our operations with customer demand and the changes affecting our industry, or may be more costly or extensive than currently anticipated and/or may cause manufacturing delays, product shortages and other disruptions to our supply chain and ability to timely deliver product to our customers as and when requested; (iv) increasing pricing pressure, as the result of the economic downturn, industry consolidation and competitive factors, may harm our revenue and profit margins; (v) our research and development programs may be insufficient or too costly or may not produce new products, with performance, quality, quantity and price levels satisfactory to our customers; and (vi) our ongoing efforts to reduce product costs to our customers, through, among other things, automation, improved manufacturing processes and product rationalization may be unsuccessful. Further, our future business, financial condition and results of operations could differ materially from those anticipated by such forward-looking statements and are subject to risks and uncertainties including the risks set forth above. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. Forward-looking statements are made only as of the date of this Report and subsequent facts or circumstances may contradict, obviate, undermine or otherwise fail to support or substantiate such statements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform such statements to actual results or to changes in our expectations.

Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which was amended in October 2003. FIN 46 requires an investor who receives the majority of the expected losses, the expected residual returns, or both, (primary beneficiary) of a variable interest entity (“VIE”) to consolidate the assets, liabilities and results of operations of the entity. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from other parties. FIN 46, as amended, is applicable: (i) immediately for all variable interest entities created after January 31, 2003; or (ii) in the first fiscal year or interim period ending after December 15, 2003 for those created before February 1, 2003, so long as we have not issued financial statements reporting that VIE in accordance with FIN 46, other than the disclosures required by paragraph 26 of FIN 46. During the first quarter of fiscal 2004, we adopted the provisions of FIN 46 with respect to a master lease agreement with a special purpose entity (the “Lessor”) pertaining to two properties for facilities located in Melbourne, Florida and Raleigh, North Carolina. We exercised our option to purchase these properties on September 16, 2003, and paid the Lessor $44.7 million in cash. Prior to purchasing the properties, in connection with our restructuring activities, we had recorded impairment charges of $15.5 million related to the Raleigh, North Carolina properties. In addition, we accrued an impairment loss of $6.9 million related to the Melbourne, Florida properties, which we were amortizing over the original term of the lease. As a result of the purchase of the properties and in conjunction with the adoption of FIN 46, we recognized $44.7 million of additions to property, plant and equipment, reduced by the $15.5 million impairment charge and recognized the remaining accrued impairment loss of $5 million as a deferred impairment charge and a non-cash cumulative effect of an accounting change adjustment of $2.9 million (see “Note 4. Cumulative Effect of an Accounting Change” and “Note 11. Reduction of Other Long-Lived Assets” of the Notes to Condensed Consolidated Financial Statements).

     We are currently reviewing our cost and equity method investments and other variable interests acquired prior to February 1, 2003 to determine whether those entities are variable interest entities and, if so, if we are the primary beneficiary of any of our investee companies. At September 30, 2003, we had 24 cost and equity method investments primarily in privately held companies and venture funds that have the potential to provide strategic technologies and relationships to our businesses. We expect to complete the review during the second quarter of fiscal 2004. Provided we are not the primary beneficiary, our maximum exposure to loss for these investments at September 30, 2003 is limited to the carrying amount of our investment of $37.8 million in such entities and our minimum funding commitments of $20.6 million. The consolidation of any investee companies under FIN 46 could adversely affect our financial position and results of operations.

     In November 2002, the EITF reached a consensus on Issue No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables,” which provides guidance on the timing and method of revenue recognition for arrangements that include the delivery of more than one product or service. EITF 00-21 is effective for arrangements entered into in periods beginning after June 15, 2003. We adopted the provisions of EITF 00-21 in the first quarter of fiscal 2004. The adoption of EITF 00-21 did not have a material impact on our financial position or results of operations.

Results of Operations

Net Revenue:

     Net revenue of $147.4 million in the first quarter of fiscal 2004 represented a decrease of $45.6 million, or 24%, from net revenue of $193 million in the first quarter of fiscal 2003. The decline in net revenue was due primarily to lower demand for our communications products and lower average selling prices for these products resulting from a decrease in network deployment and capital spending by telecommunications carriers, which in turn caused our customers to reduce their inventory levels, and hence, their need for our products. The decline in net revenue also reflected no contract cancellation payments in the first quarter of fiscal 2004, compared to $19.6 million in the first quarter of fiscal 2003.

     Net revenue from our Thin Film Product Group has become increasingly significant to our total net revenue, accounting for 50% of our total net revenue during the first quarter of fiscal 2004 as compared to 44% during the first quarter of fiscal 2003. We expect our Thin Film Products Group net revenue to continue to account for a significant portion of our total net revenue.

     For the first quarter of fiscal 2004, no customers accounted for more than 10% of our total net revenue. For the first quarter of fiscal 2003, Lucent Technologies (“Lucent”) and Texas Instruments accounted for 11% and 10%, respectively, of our total net revenue. Lucent is a customer of our Communications Products Group and Texas Instruments is a customer of our Thin Film Products Group. Excluding cancellation payments, Lucent accounted for less than 10% of our total net revenue for the prior-year period. Sales to our leading customers vary significantly from period to period and we do not have the ability to predict future sales to these customers. Moreover, we expect telecommunications carriers to continue to have low levels of capital spending, which will further limit our customers’, and in turn, our sales.

     Net revenue from customers outside North America represented 34% and 30% of total net revenue in the first quarter of fiscal 2004 and 2003, respectively.

     Looking forward, we anticipate that in the near-term, improvement in our operational execution will be a more significant contributor to revenue growth than will changes in market conditions. We are beginning to see signs of stabilization in our communications business as unit volumes have begun to increase. At the same time, however, average selling prices continue to decline. We expect to continue to experience extremely limited long-term visibility and fluctuations, perhaps significant fluctuations, in our sales in both our communications and non-communications businesses for the foreseeable future. Many of our major customers continue to express uncertainty as to their future requirements, as capital spending levels remain low and uncertain. In the communications business, this uncertainty is reflected in the limited and highly variable forecasts our customers are providing of their anticipated needs for our communications products. We anticipate that we will continue to be unprofitable in the near future periods. Currently, we are able to provide sales guidance only for one quarter at a time, which is indicative of our extremely limited visibility. Nevertheless, our strategy and operating plans are based on assumptions about our future business, including our expected future sales. Failure to achieve expected sales levels will materially impact our ability to meet strategic and operating plan expectations.

     Please refer to the “Operating Segment Information” section below for further discussions with respect to net revenue and operating results for each of our operating segments.

Gross Margin:

     Gross margin in the first quarter of fiscal 2004 was 22% of total net revenue, as compared to 4% in the first quarter of fiscal 2003. Our gross margin improved in the current quarter as compared to the prior-year period primarily as a result of the following: (i) a decline in personnel-related expenses of $23 million as a result of workforce reductions, site closures and other cost cutting measures implemented under our Global Realignment Program; (ii) $2.9 million of write-downs of excess and obsolete inventories in the current quarter, as compared to $18.9 million in the prior-year period; (iii) a decrease in warranty expense of $7.7 million as compared to the prior-year period as a result of lower revenues and adjustments to the reserve balance; and (iv) a reduction in stock compensation charges of $5.3 million. These favorable impacts to the gross margin were partially offset by the following: (i) no contract cancellation payments in the current quarter compared to $19.6 million in the prior-year period; and (ii) reductions in sales volume coupled with a continued decline in average selling prices of our products.

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

     Looking ahead, as a general matter, we expect our gross margins to continue to be pressured by declining average sales prices for our products and uncertainty related to our cost of goods sold, as well as disruptions resulting from product line transfers, site closures and reorganizations, as we continue to restructure our manufacturing operations. Prices have been and continue to decline for a number of reasons, some of which are more particularly described in the “Risk Factors” section of this Quarterly Report under the heading “Average selling prices are declining.” We are taking measures, under our Global Realignment Program and other actions to reduce our cost of goods sold. However, price stability, which we do not control, is critical to our ability to achieve and predict stable gross margins.

Research and Development:

     Research and development (“R&D”) expense was $24.7 million in the first quarter of fiscal 2004, or 17% of net revenue, as compared to $44.7 million, or 23% of net revenue, in the first quarter of fiscal 2003. The decrease in R&D spending in the current quarter as compared to the prior-year period was primarily due to the cost savings resulting from our Global Realignment Program, which included the elimination of certain product development programs as well as workforce reductions. Personnel-related expenses declined by approximately $8 million in the first quarter of fiscal 2004 compared to the prior-year period. In addition, the decline in R&D expense was attributable to (i) a decline in stock compensation charges of $2.8 million; (ii) lower depreciation due to the write-downs of property, plant and equipment as a result of our quarterly impairment reviews and the removal and disposal of property, plant and equipment under the Global Realignment Program.

     We believe that investment in R&D is critical to attaining our strategic objectives. Despite our continued efforts to reduce expenses, there can be no assurance that our R&D expenses will continue to decline in future quarters. In addition, there can be no assurance that such expenditures will be successful or that improved processes or commercial products, at acceptable volumes and pricing, will result from our investment in R&D.

Selling, General and Administrative Expense:

     Selling, general and administrative (“SG&A”) expense was $41 million in the first quarter of fiscal 2004, or 28% of net revenue, as compared to $65.8 million in the first quarter of fiscal 2003, or 34% of net revenue. The decrease in SG&A spending in the current quarter compared to the prior-year period was primarily due to: (i) a decline in personnel-related expenses of $7.2 million as a result of workforce reductions, site closures and other cost cutting measures implemented under our Global Realignment Program; (ii) a decline of $6.1 million of charges other than restructuring associated with our Global Realignment Program; (iii) a decline in stock compensation charges of $5.7 million; and (iv) lower depreciation due to the write-downs of property, plant and equipment as a result of our quarterly impairment reviews and the removal and disposal of property, plant and equipment under the Global Realignment Program.

     Despite our continued efforts to reduce expenses, we continue to incur comparatively high levels of SG&A expense as a percentage of our net revenue. Our SG&A levels remain high, to a major extent, as a result of our historic levels of operations and related complexity. In March, 2001, we employed approximately 29,000 persons at 41 sites (excluding sales offices). As of September 30, 2003, we employed 5,194 persons, at 14 sites (excluding sales offices). As we have reduced the number of our locations, we have made significant progress in reducing our SG&A expense. However, additional effort remains to align our SG&A levels to our current and expected operations, which alignment will be crucial to our recovery and we may not be successful in this effort. Also, we expect to incur additional SG&A expenses as we implement the requirements of the Sarbanes-Oxley Act of 2002, in particular, Section 404 thereof, which requires management to report on, and our independent auditors to attest to, our internal controls. There can be no assurance that our SG&A expense will continue to decline in the future or that, more importantly, we will develop a cost structure (including our SG&A expense) which will lead to profitability under current and expected revenue levels.

Amortization of Purchased Intangibles:

     Amortization of purchased intangibles was $3.9 million in the first quarter of fiscal 2004, compared to $8.4 million in the first quarter of fiscal 2003. The decrease in amortization was primarily due to the write-downs of the carrying amount of purchased intangibles as a result of impairment charges recorded in prior periods. Please refer to the “Reduction of Other Long-Lived Assets” section below for further discussion of the impairment charges related to our purchased intangibles.

Acquired In-Process Research and Development:

     No charges for acquired in-process research and development (“IPR&D”) were recorded during the first quarter of fiscal 2004. During the first quarter of fiscal 2003, we recorded IPR&D charges of $0.4 million related to our acquisition of OptronX’s transceiver/transponder unit. The amount was expensed on the acquisition date because the acquired technology had not yet reached technological feasibility and had no future alternative uses.

Reduction of Goodwill:

     During the three months ended September 30, 2003 and 2002, we recorded $0 and $224.4 million, respectively, of impairment charges in accordance with SFAS No. 142.

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

     As part of our quarterly review of financial results in the first quarter of fiscal 2003, we noted indicators that the carrying value of its goodwill may not be recoverable and performed an additional impairment review. The impairment review was performed because of the prolonged economic downturn affecting our operations and revenue forecasts. As we determined that the continued decline in market conditions within our industry was significant and prolonged, we evaluated the recoverability of its goodwill in accordance with SFAS No. 142.

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

     The following table summarizes the impairment charges recorded during fiscal 2003 (in millions):

Reporting Units(1)

Communications Products Group:
Components	$54.6
Subsystems	28.7
Transmission	142.4

Total	$225.7

(1)	During the first quarter of fiscal 2004, the names of certain reporting units were changed to reflect product line changes within these units. The table above reflects the current names for these reporting units.

Reduction of Other Long-Lived Assets:

     During the three months ended September 30, 2003 and 2002, we recorded $4.9 and $154.6 million, respectively, of reductions in the carrying value of our long-lived assets in accordance with SFAS No. 144. These charges excluded asset write-downs associated with the Global Realignment Program (see “Note 12. Global Realignment Program Charges” of the Notes to Condensed Consolidated Financial Statements). The following table summarizes the components of the reductions of other long-lived assets (in millions):

	Three Months Ended,

	September 30,	September 30,
	2003	2002

Assets held and used:
Purchased intangibles (other than goodwill)	$—	$68.6
Property, plant and equipment	5.0	79.1
Assets held for sale:
Property and equipment	(0.1)	6.9

Total reductions of other long-lived assets	$4.9	$154.6

Three Months Ended September 30, 2003:

Assets Held and Used:

     During the first quarter of fiscal 2004, as a result of the adoption of FIN 46 with respect to two properties under a synthetic lease agreement, we recognized a $5 million deferred impairment charge related to the Melbourne, Florida properties, which was originally being amortized over the term of the lease. We noted no indicators of impairment during the first quarter of fiscal 2004 related to our remaining long-lived assets, including purchased intangibles.

Assets Held for Sale:

     During the first quarter of fiscal 2004, we adjusted the carrying value of certain assets classified as held for sale. We recorded an impairment charge of $0.4 million related to our Columbus, Ohio site, representing the amount by which the carrying value of the property and equipment exceeded fair value less cost to sell. In addition, we increased the carrying value of the corporate airplane by $0.5 million to reflect its agreed upon sales price less cost to sell, scheduled to be sold subsequent to the end of the quarter (see “Note 20. Subsequent Events” of the Notes to Condensed Consolidated Financial Statements).

Three Months Ended September 30, 2002:

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

     The following table summarizes the write-downs of purchased intangibles and property, plant and equipment by acquisition for the first quarter of fiscal 2003 (in millions):

	Purchased	Property, Plant and
Acquired Entities	Intangibles	Equipment

Datacom	$39.1	$15.6
Epitaxx	19.9	26.3
SDL	—	24.3
Scion	8.9	12.9
Other	0.7	—

Total	$68.6	$79.1

Assets Held for Sale:

     During the first quarter of fiscal 2003, we classified certain property and equipment as assets held for sale in connection with the sales of our SIFAM and Cronos subsidiaries. In accordance with SFAS No. 144, we recorded total impairment charges of $6.9 million, representing the amount by which the carrying value of the property and equipment exceeded fair value less cost to sell.

Global Realignment Program Charges:

     In April 2001, we initiated the Global Realignment Program, under which we began restructuring our business in response to the economic downturn. Since inception, we have implemented 8 phases of restructuring activities and recorded total restructuring charges of $642.0 million (of which $(3.6) million and $23 million were recorded in the first quarter of fiscal 2004 and 2003, respectively, and $121.3 million, $260 million and $264.3 million were recorded in fiscal years 2003, 2002 and 2001, respectively). In addition, we incurred charges other than restructuring of $478.3 million related to the Global Realignment Program (of which $3.4 million and $12.2 million were recorded in the first quarter of fiscal 2004 and 2003, respectively, and $55.7 million, $182.7 million and $236.5 million were recorded in fiscal years 2003, 2002 and 2001, respectively). Please refer to “Note 12. Global Realignment Program Charges” of the Notes to Condensed Consolidated Financial Statements for a detailed discussion on these charges associated with our Global Realignment Program.

     Under the Global Realignment Program, we have consolidated and reduced our manufacturing, research and development, sales and administrative facilities in North America, Europe and Asia-Pacific. The total number of sites and buildings closed or scheduled for closure is 29. Based on the decisions made through the end of the first quarter of fiscal 2004, we expect to reduce our total workforce by approximately 19,850 employees upon the completion of the Global Realignment Program. As of September 30, 2003, 19,636 employees have been terminated.

     We are planning further restructuring activities under the Global Realignment Program, including primarily further reductions of employment and additional site closures. The majority of the actions and announcements under the Global Realignment Program are expected to be completed by the end of December 2003. Since its inception, we have reduced our annual expenses to date by approximately $1.2 billion. We expect that, when completed, through the Global Realignment Program we will have reduced our annual costs by approximately $1.3 billion when compared to our cost levels when the program began. We estimate that the total cost of the Global Realignment Program will be approximately $1.2 billion, of which approximately $1.1 billion was recorded through the end of the first quarter of fiscal 2004.

     The Global Realignment Program represents our concerted efforts to respond to economic uncertainty of our industry. However, these efforts may be insufficient. The Global Realignment Program may not be successful in achieving the expected cost reductions or other benefits, may be insufficient to align our operations with customer demand and the changes affecting our industry, or may be more costly or extensive than currently anticipated. Even if the Global Realignment Program is successful and meets our current cost reduction goals, our revenue must increase substantially in the future for us to be profitable.

     Looking forward, as we move from a set program of restructuring toward targeted customer-driven productivity improvements, we expect to see opportunities to further reduce costs.

Interest and Other Income, Net:

     Net interest and other income was $2.9 million in the first quarter of fiscal 2004, as compared to $12.9 million in the first quarter of fiscal 2003. The decrease in the first quarter of fiscal 2004 from the prior-year period was primarily attributable to the decline in interest income as a result of lower average daily cash and investment balances and lower interest rates. The decrease also reflected gains on the disposal of property and equipment in the prior year period compared to a loss in the first quarter of fiscal year 2004.

Gain on Sale of Investments:

     We realized gains of $0.6 million in the first quarter of fiscal 2004, as compared to $1.5 million in the first quarter of fiscal 2003, from sales of certain fixed income securities.

Reduction in Fair Value of Investments:

     We recorded a $1.3 million reduction in fair value of our investments in non-marketable equity securities in the first quarter of fiscal 2004, compared to a $19.1 million reduction in our investment in Adept Technology in the first quarter of fiscal 2003. We periodically review our investments for impairment. In the event the carrying value of an investment exceeds its fair value and the decline in fair value is determined to be other-than-temporary, we write down the value of the investment to its fair value.

     Should the fair value of our investments continue to decline in the future, we may be required to recorded additional charges if the decline is determined to be other-than-temporary.

Loss on Equity Method Investments:

     We recorded $1.2 million and $2.5 million of losses in the first quarters of fiscal 2004 and fiscal 2003, respectively, representing our pro-rata share of net losses on our equity method investments.

Income Tax Expense (Benefit):

     We recorded an income tax benefit of $12.9 million for the three months ended September 30, 2003, as compared to a zero tax provision for the three months ended September 30, 2002. The $12.9 million tax benefit recorded for the three months ended September 30, 2003 resulted from appreciation in the carrying value of certain publicly traded securities designated as available-for sale investments which allowed us to record a tax benefit for the domestic operating losses sustained during the three months ended September 30, 2003. Due to the continued economic uncertainty in the industry, we have recorded net deferred tax assets as of September 30, 2003 only to the extent of deferred tax liabilities.

     Fluctuations in the value of our available-for-sale investments may create volatility in the income tax provision (benefit) we record in future quarters.

Operating Segment Information:

     Communications Products Group. Net revenue of $74.3 million in the first quarter of fiscal 2004 represented a decrease of $34.7 million, or 32%, from net revenue of $109 million in the first quarter of fiscal 2003. The decline in revenue was primarily due to lower demand for our communications products and lower average selling prices caused by the dramatic downturn in our industry, which resulted in a decrease in network deployment and capital spending by telecommunications carriers. This in turn caused our customers to reduce their inventory levels. Operating loss as a percentage of net revenue was 17% in the current quarter, compared to an operating loss of 57% in the prior-year period

     Thin Film Products Group. Net revenue of $73.1 million in the first quarter of fiscal 2004 represented a decrease of $10.9 million, or 13%, from net revenue of $84 million in the first quarter of fiscal 2003. The decline in revenue was primarily attributable to lower demand for our display products and optically variable pigments. Operating income as a percentage of net revenue was 12% during the current quarter, compared to an operating income of 18% of net revenue for the prior-year period.

Liquidity and Capital Resources

     As of September 30, 2003, we had a combined balance of cash, cash equivalents and short-term investments of $1,160.2 million, a decrease of $73.9 million from June 30, 2003. Our total debt outstanding, including capital lease obligations, was $8.2 million at September 30, 2003.

     Operating activities used $77.1 million in cash during the three months ended September 30, 2003, primarily resulting from: (i) our net loss adjusted for non-cash items including non-cash tax benefit associated with unrealized gain on publicly traded securities, depreciation and amortization, stock-based compensation expense, cumulative effect of an accounting change, reductions of goodwill and other long-lived assets, and gains and losses on our investments; (ii) an increase in accounts receivable; and (iii) a decrease in accounts payable, accrued payroll and other accrued expenses, partially resulting from usage of $19 million associated with our Global Realignment program. These items were partially offset by a decrease in inventories.

     Accounts receivable increased during the three months ended September 30, 2003 due to reduced linearity of sales and a reduction in reserve requirements resulting from an improved aging. Days sales outstanding in accounts receivable was 65 days at September 30, 2003, as compared to 55 days at June 30, 2003. Inventory levels were lower at September 30, 2003 primarily due to improved inventory management.

     Cash used by investing activities was $3.6 million during the three months ended September 30, 2003, primarily resulting from purchases of property, plant and equipment, particularly the purchase of properties formerly under a synthetic lease agreement for $44.7 million. Partially offsetting these expenditures were net maturities of available for sale investments and proceeds of $17.9 million from the sale of a facility in Taiwan. We expect to incur capital spending of between $70.0 million to $90.0 million in fiscal 2004 (including the $44.7 million purchase of the properties in the first quarter of fiscal 2004 formerly under a synthetic lease agreement), compared to $47.2 million in fiscal 2003.

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

     Our financing activities for the three months ended September 30, 2003 provided cash of $6.5 million, resulting primarily from the exercise of stock options and the sale of common stock through our employee stock purchase plans.

     Subsequent to the end of the quarter, we received proceeds of $463.1 million (net of issuance costs) from the sale of Zero Coupon Senior Convertible Notes. See “Note 20. Subsequent Events” of the Notes to Condensed Consolidated Financial Statements for additional information regarding the issuance and terms of the convertible notes.

     We expect to use approximately $100.0 to $125.0 million in cash in fiscal 2004, exclusive of amounts required relating to our acquisition and investment activities and proceeds of the convertible debt offering during the fiscal year and including expected net tax refunds to be received and cash payments under the Global Realignment Program. However, possible investments in or acquisitions of complementary businesses, products or technologies may require the use of additional cash. Moreover, due to the continued industry slowdown and the implementation of our Global Realignment Program, we have in recent periods consumed, and we expect to continue to consume, portions of our cash reserves to fund our operations. The amounts consumed to date, together with the amounts currently anticipated to be spent, are not expected to materially impair our financial condition.

     We believe that our cash balances and investments will be sufficient to meet our liquidity and capital spending requirements at least through the next 12 months.

Employee Stock Options

Stock Option Program Description:

     Our stock option program is a broad-based, long-term retention program that is intended to attract and retain employees and align stockholder and employee interests. As of September 30, 2003, we have available for issuance 71.4 million shares of common stock underlying options for grant primarily under the Amended and Restated 1993 Flexible Stock Incentive Plan and the 1996 Non-Qualified Stock Option Plan. The exercise price is generally equal to the fair value of the underlying stock at the date of grant. Options generally become exercisable over a four-year period and, if not exercised, expire from five to ten years. Substantially all of our employees participate in our stock option program.

Distribution and Dilutive Effect of Stock Options:

     The following table presents certain information regarding stock options granted to employees, including officers:

	FY 2004
	YTD	FY 2003	FY 2002

Grants (1) to employees, including officers, as % of outstanding shares	1.3%	1.8%	3.4%
Grants to Senior Executive Officers (2) as % of total options granted	16.1	12.8	6.6
Grants to Senior Executive Officers as % of outstanding shares	0.2	0.2	0.2
Outstanding options held by Senior Executive Officers as % of total outstanding options	13.8	12.3	11.4

(1)	Grants exclude options assumed in connection with acquisitions.

(2)	For the first quarter of fiscal 2004, Senior Executive Officers included two Chief Executive Officers (Jozef Straus retired on September 1, 2003, at which time Kevin J. Kennedy was appointed our new Chief Executive Officer), our Chief Operating Officer and Chief Financial Officer. As our Chief Operating Officer, Syrus P. Madavi, resigned on October 17, 2003, the second quarter of fiscal 2004 will include only one Chief Executive Officer and Chief Financial Officer.

General Stock Option Information:

     The following table presents our option activities through the end of the first quarter of fiscal 2004 (in thousands, except weighted-average exercise price):

		Options Outstanding

	Options		Weighted-
	Available for	Number of	Average
	Grant	Options	Exercise Price

June 30, 2002	67,606	152,574	$26.11
Increase in authorized shares	7,226	—	—
Granted	(26,108)	26,108	2.63
Canceled	26,033	(30,734)	21.91
Exercised	—	(4,081)	1.39
Expired	8,688	(23,603)	35.34

June 30, 2003	83,445	120,264	21.12
Granted	(18,994)	18,994	3.01
Canceled	3,152	(3,434)	13.70
Exercised	—	(809)	2.10
Expired	3,842	(5,327)	36.59

September 30, 2003	71,445	129,688	18.15

     The following table summarizes certain information regarding outstanding options as of September 30, 2003 (in thousands, except years and weighted-average exercise price):

	Options Outstanding			Options Exercisable

		Weighted-Average
	Number of	Remaining		Number of
Range of Exercise	Options	Contractual Life	Weighted-Average	Options	Weighted- Average
Prices	Outstanding	(in years)	Exercise Price	Exercisable	Exercise Price

$0.00-0.00	33	6.9	$0.00	33	$0.00
0.04-0.04	86	7.0	0.04	86	0.04
0.25-0.35	104	1.0	0.33	104	0.33
0.60-0.86	2,007	2.8	0.78	2,007	0.78
0.95-1.39	1,152	3.6	1.19	1,152	1.19
1.45-2.14	3,360	5.1	1.89	2,070	1.74
2.18-3.27	35,089	7.4	2.85	708	2.73
3.28-4.82	19,089	6.1	3.82	7,425	3.97
4.98-7.37	6,735	3.8	6.58	6,454	6.60
7.50-11.19	11,460	5.8	8.93	6,089	9.02
11.29-16.93	11,893	4.7	14.96	8,096	15.21
16.94-24.63	17,477	3.9	20.71	16,714	20.78
25.63-35.81	4,346	5.6	29.39	3,919	28.99
38.50-57.31	4,072	5.3	50.68	3,308	50.95
58.56-87.63	6,686	6.0	70.06	4,977	70.05
88.00-131.81	6,007	4.7	111.47	5,100	111.67
132.31-146.53	92	4.4	137.71	81	137.71

	129,688			68,323

Senior Executive Options:

     The following table summarizes stock options granted to the Senior Executive Officers during the first three months of fiscal 2004:

	Individual Grants

					Potential Realizable Value at
	Number of				Assumed Annual Rates of Stock
	Securities	% of Total			Price Appreciation for Option
	Underlying	Options			Term (3)
	Options	Granted to	Exercise Price	Expiration
	Granted	Employees (1)	Per Share (2)	Date	5%	10%

Kevin J. Kennedy, Ph.D
Chief Executive Officer	2,000,000	10.5%	$3.45	08/31/2011	$3,294,443	$7,890,763
Jozef Straus, Ph.D.
Director and CEO, Emeritus	750,000	4.0	2.95	07/29/2011	1,000,966	2,449,806
Syrus P. Madavi
President and Chief Operating Officer	—	—	—	—	—	—
Ronald C. Foster
Executive Vice President and
Chief Financial Officer	300,000	1.6	2.95	07/29/2011	400,386	979,922

(1)	Based on a total of 19 million options granted to our employees, including the Senior Executive Officers, during the first three months of fiscal 2004.

(2)	The exercise price per share of options granted represents the fair market value of the underlying shares of common stock on the date the options were granted.

(3)	Stock price appreciation of 5% and 10% from the date of grant over a period of ten years is assumed pursuant to the rules promulgated by the Securities and Exchange Commission and does not represent our prediction of the future stock price performance.

     The following table presents certain information regarding option exercises and outstanding options for the Senior Executive Officers during the first three months of fiscal 2004:

			Number of Securities
			Underlying Unexercised		Values of Unexercised
			Options as of		“In-the-Money” Options as of
			September 30, 2003		September 30, 2003 (1)
	Shares Acquired on	Value
	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Kevin J. Kennedy, Ph.D.	—	$—	35,277	2,017,723	$15,047	$383,010
Jozef Straus, Ph.D.	—	—	10,485,452	2,462,500	—	765,000
Syrus P. Madavi	—	—	400,000	1,700,000	600,000	1,965,000
Ronald C. Foster	—	—	—	800,000	—	622,000

(1)	The value of “in-the-money” stock options represents the positive spread between the exercise price of stock options and the fair market value of the shares subject to such options as of the end of the first quarter of fiscal 2004.

Status of Acquired In-Process Research and Development Projects

     We periodically review the stage of completion and likelihood of success of each of the IPR&D projects. The nature of the efforts required to develop the IPR&D projects into commercially viable products principally relates to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements. The current status of the IPR&D projects for our significant acquisitions is as follows:

Scion:

     The products under development at the time of acquisition were comprised of advanced integrated waveguide devices. We have incurred post-acquisition costs of $2.2 million to date and estimate that an additional investment of approximately $0.8 million in research and development over the next 6 months will be required to complete the IPR&D projects. The differences between the actual outcome noted above and the assumptions used in the original valuation of the technology are not expected to have a significant impact on our results of operations and financial position.

SDL:

     The products under development at the time of acquisition included: (i) pump laser chips; (ii) pump laser modules; (iii) Raman chips and amplifiers; (iv) external modulators and drivers; and (v) industrial laser products. The pump laser chips, industrial laser and Raman amplifier products have been completed at a cost consistent with our expectations. The external modulators and driver projects have been terminated at SDL and transferred to another division within the Company. The pump laser modules and Raman pumps are expected to be completed by the third quarter of fiscal 2004. We have incurred post-acquisition costs of $38.2 million through the end of the first quarter of fiscal 2004 with estimated costs to complete of $0.1 million. The differences between the actual outcome noted above and the assumptions used in the original valuation of the technology are not expected to have a significant impact on our results of operations and financial position.

Risk Factors

The continuing unstable economic environment has significantly harmed and may continue to significantly harm our industries

Our revenue levels are unstable, we are not currently profitable, and we have difficulty predicting future operating results

     As a result of continuing unfavorable economic and market conditions, particularly in the communications sector (but also in our non-communications business), our revenues have declined significantly from historic levels, we are not currently profitable, and we are unable to predict future sales accurately or to provide long-term guidance for future financial performance. Historically, our communications business was the more affected business; however, recently, these unfavorable conditions are increasingly impacting our non-communications businesses. The conditions contributing to this difficulty include:

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

     Based on these and other factors, many of our major customers have reduced, modified, cancelled or rescheduled orders for our products and have expressed uncertainty as to their future requirements. In the communications business, this uncertainty is reflected in the limited and highly variable forecasts our customers are providing of their anticipated needs for our communications products. As a result, our revenues in the future are likely to fluctuate and may, in fact, decline, and we anticipate that we will continue to be unprofitable in the near future. In addition, due to our current limited ability to provide long-term guidance for our operating results, our ability to meet financial expectations for future periods may be harmed.

Our customers’ businesses have been harmed by the economic downturn

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

     Implementation of the Global Realignment Program involves major reductions in our workforce and facilities and, in certain instances, the relocation of products, technologies and personnel. We have incurred and will continue to incur significant costs (including cash expenditures) to implement the Global Realignment Program and we expect to realize significant future cost savings as a result. The Global Realignment Program may not be successful in achieving the expected cost reductions or other benefits, may be insufficient to align our operations with customer demand and the changes affecting our industry, or may be more costly or extensive than currently anticipated. Even if the Global Realignment Program is successful and meets our current cost reduction goals, our net revenue must increase substantially in the future for us to be profitable.

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

We have incurred, and may in the future incur, inventory-related charges, the amounts of which are difficult to predict accurately

     As a result of the business downturn and declining demand for our products, we have written down a substantial portion of our inventory as our revenue forecasts continued to decline. We generally use a rolling six-month forecast based on anticipated product orders, product order history, forecasts and backlog to assess our inventory requirements. However, as discussed above, our ability to forecast our customers’ needs for our products in the current economic environment is very limited. Consequently, we have incurred, and may in the future incur, charges to write down our inventory. We recorded charges of $56.1 million and $203.9 million related to excess and obsolete inventory during fiscal 2003 and 2002, respectively. We may incur such inventory write-downs in future periods. Moreover, because of our current difficulty in forecasting overall revenue, we may in the future revise our previous forecasts, which could lead to further inventory write-downs. While we believe, based on current information, that the amount recorded for inventory is properly reflected on our balance sheet at September 30, 2003, if market conditions are less favorable than our forecasts, our future revenue mix differs from our forecasted revenue mix, or actual demand from our customers is lower than our estimates, we may be required to record additional inventory write-downs.

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

We depend on stability or growth in the markets for our products outside communications for growth in the revenue of this group of products

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

If we fail to commercialize new product lines, our business will suffer

     We intend to continue to develop new product lines and improve existing ones to meet our customers’ diverse and changing needs. New product development activities are expensive, with no guarantee of success. Risks associated with our development of new products and improvements to existing products include the risk that:

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

Changes in accounting rules have had and may continue to have a material effect on our financial results

Our financial results could be affected by potential changes in the accounting rules governing the recognition of stock-based compensation expense

     We measure compensation expense for our employee stock compensation plans under the intrinsic value method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Under this method, we recognized compensation charges related to stock compensation plans of $1.2 million, $50.9 million, $124.9 million and $52.6 million in the first quarter of fiscal year 2004 and fiscal years 2003, 2002 and 2001, respectively. In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” we provide disclosures of our operating results as if we had applied the fair value method of accounting. Beginning in the third quarter of fiscal 2003, we provide such disclosures in our Quarterly Reports on Form 10-Q in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Had we accounted for our compensation expense under the fair value method of accounting prescribed by SFAS No. 123, the charges would have been significantly higher than the intrinsic value method used by us, totaling $72.1, $685.2 million, $688.9 million and $566.2 million during the first quarter of fiscal year 2004 and fiscal years 2003, 2002 and 2001, respectively. Currently, the FASB is considering changes to accounting rules concerning the recognition of stock option compensation expense. If these proposals are implemented, we and other companies may be required to measure compensation expense using the fair value method, which would adversely affect our results of operations by increasing our losses by the additional amount of such stock option charges.

Implementation of FIN 46 could affect our financial results

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which was amended in October 2003. FIN 46 requires an investor who receives the majority of the expected losses, the expected residual returns, or both, (primary beneficiary) of a variable interest entity (“VIE”) to consolidate the assets, liabilities and results of operations of the entity. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from other parties. FIN 46, as amended, is applicable: (i) immediately for all variable interest entities created after January 31, 2003; or (ii) in the first fiscal year or interim period ending after December 15, 2003 for those created before February 1, 2003, so long as we have not issued financial statements reporting that VIE in accordance with FIN 46, other than the disclosures required by paragraph 26 of FIN 46. During the first quarter of fiscal 2004, we adopted the provisions of FIN 46 with respect to a synthetic lease agreement pertaining to two separate properties and recognized a non-cash cumulative effect of an accounting change adjustment of $2.9 million and deferred impairment charge of $5 million.

     We are currently reviewing our cost and equity method investments and other variable interests acquired prior to February 1, 2003 to determine whether those entities are variable interest entities and, if so, if we are the primary beneficiary of any of our investee companies. At September 30, 2003, we had 24 cost and equity method investments primarily in privately held companies and venture funds that have the potential to provide strategic technologies and relationships to our businesses. We expect to complete the review during the second quarter of fiscal 2004. Provided we are not the primary beneficiary, our maximum exposure to loss for these investments at September 30, 2003 is limited to the carrying amount of our investment of $37.8 million in such entities and our minimum funding commitments of $20.6 million. The consolidation of any investee companies under FIN 46 could adversely affect our financial position and results of operations.

Our total net revenue is dependent upon a few key customers

     A few large customers account for most of our total net revenue. During fiscal 2003, Texas Instruments accounted for 12% of our total net revenue. During fiscal 2002, no customer accounted for more than 10% of our total net revenue. During fiscal 2001, Nortel, Alcatel and Lucent accounted for 14%, 12% and 10% of our total net revenue, respectively. We expect that, for the foreseeable future, sales to a limited number of customers will continue to account, alone or in the aggregate, for a high percentage of our total net revenues. Dependence on a limited number of customers exposes us to the risk that order reductions from any one customer can have a material adverse effect on periodic revenue. In fiscal 2003, we experienced a dramatic decline in our sales to Texas Instruments, from $23.5 million (15% of quarterly revenue) in the second quarter of the year to $14.4 million (less than 10% of quarterly revenue) in the fourth quarter of the year. Moreover, many of our customers are currently experiencing significant revenue declines and, in recent periods, have significantly reduced their orders from us. If such reductions continue, our business will continue to be harmed.

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

     In the telecommunications industry, our telecommunications systems manufacturing customers evaluate our products and competitive products for deployment in their telecommunications systems. Similarly, telecommunications carrier customers evaluate our customers’ system products and competitive products for system installation. Any failure of us to be selected by our customers, or our customers to be selected by their customers, can significantly harm our business.

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

The telecommunications industry is consolidating

     The telecommunications industry is consolidating and we believe it will continue to consolidate in the future as companies attempt to strengthen or hold their market positions in an evolving industry. The recent consolidations of Bookham and Nortel Network’s optical components business and of Avanex and Corning’s and Alcatel’s respective optical components businesses are recent examples of high profile consolidations. We anticipate that consolidation will continue as a result of the current industry downturn. In addition, industry consolidation may result in stronger competitors who are able to compete better as sole-source vendors for customers. This could harm our business as we compete to be a single-vendor solution.

     We also expect consolidation to occur among our telecommunications systems manufacturing customers and their telecommunications carrier customers. Consolidation at either level could result in, among other things, greater negotiating power for the consolidated companies with their suppliers in response to reduced competition, and reduced overall demand for telecommunications systems as the number of companies installing systems or providing services declines. Any of these results could reduce demand for our telecommunications products and increase pressure to reduce our prices and provide other incentives.

Average selling prices are declining

     Prices for telecommunications fiberoptic products generally decline over time as new and more efficient components and modules with increased functionality are developed, manufacturing processes improve and competition increases. The current economic environment has exacerbated the general trend, as declining revenues have forced telecommunications carriers and their suppliers to reduce costs, leading to increasing pricing pressure on our competitors and us. Weakened demand for optical components and modules has created an oversupply of these products, which has increased pressure on us to reduce our prices. To the extent this oversupply is not resolved in future periods, we anticipate continuing pricing pressure. Moreover, currently, fiberoptic networks have significant excess capacity. Industry participants disagree as to the amount of this excess capacity. However, to the extent that there is significant overcapacity and this capacity is not profitably utilized in future periods, we expect to face additional pressure to reduce our prices. Also, numerous telecommunications carriers (WorldCom and Global Crossing, among others) have declared bankruptcy over the past two years or are otherwise in financial distress. As carriers are eliminated from the marketplace, through bankruptcy or consolidation, system vendors lose customers, while remaining carriers are able to increase price pressures on system vendors since vendors have fewer customer alternatives. System vendors in turn will apply those pressures on us.

     We are also experiencing pricing pressure in the businesses we serve through our Thin Film Products Group (e.g., display, medical/environmental instrumentation, document security, product security, aerospace and defense, and lasers), as a result of improved internal sourcing capabilities within some of our customers, declining demand for some of our products and increased competition.

     In response to declining average sales prices, we are undertaking cost reduction measures, under and in addition to the Global Realignment Program, intended to reduce our expense structure at both the cost of goods sold and the operating expense levels. These measures may be unsuccessful in creating profit margins sufficient to sustain our current operating structure and business. In addition to direct cost cutting, we must continue to: (i) timely develop and introduce new products that incorporate features that enable such products to be less price sensitive, and (ii) increase the efficiency of our manufacturing operations. Failure to do so could cause our revenues and profit margins to further decline, which would harm our business.

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

     As a consequence of the current economic environment and as part of our Global Realignment Program, we have reduced our global workforce to 5,194 employees as of September 30, 2003. We cannot predict the impact our recent workforce reductions and any other reductions we are compelled to make in the future will have on our ability to attract and retain key personnel.

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

If our customers do not qualify our manufacturing lines for volume shipments, our operating results could suffer

     Customers will not purchase any of our products, other than limited numbers of evaluation units, prior to qualification of the manufacturing lines for the products. Each new manufacturing line must go through rigorous qualification with our customers. The qualification process can be lengthy and is expensive, with no guarantee that any particular product qualification process will lead to profitable product sales. Moreover, we are currently consolidating our worldwide manufacturing operations into centralized locations, such as our facilities in Shenzhen, China. Among other things, we are moving the manufacturing of some of our products to other facilities. We expect that consolidation and product relocations may continue for the foreseeable future. The manufacturing lines for relocated products must undergo qualification before commercial shipment of these products can recommence. The qualification process, whether for new products or in connection with the relocation of manufacturing of current products, determines whether the manufacturing line achieves the customers’ quality, performance and reliability standards. Our expectations as to the time periods required to qualify (or requalify) a product line and ship products in volumes to customers may be erroneous. Delays in qualification can cause a product to be dropped from a long-term supply program. These delays will also impair the expected timing, and may impair the expected amount, of sales of the affected products. Nevertheless, we may, in fact, experience delays in obtaining qualification of our manufacturing lines and, as a consequence, our operating results and customer relationships would be harmed.

If our products fail to perform, our business will suffer

     Our business depends on manufacturing excellent products of consistently high quality. Our products are highly complex and, as such susceptible to design and manufacturing defects. To guard against this, our products are rigorously tested for quality both by our customers and us. Nevertheless, our customers’ testing procedures are limited to evaluating our products under likely and foreseeable failure scenarios. For various reasons (including, among others, the occurrence of performance problems that are unforeseeable in testing or that are detected only when products are fully deployed and operated under peak stress conditions), our products may fail to perform as expected. Failures could result from faulty design or problems in manufacturing. In either case, we could incur significant costs to repair and/or replace defective products under warranty, particularly when such failures occur in installed systems. We have experienced such failures in the past and remain exposed to such failures, as our products are widely deployed throughout the world in multiple demanding environments and applications. In some cases, product redesigns or additional capital equipment may be required to correct a defect. We have in the past increased our warranty reserves and have incurred significant expenses relating to certain communications products. Any significant product failure could result in lost future sales of the affected product and other products, as well as customer relations’ problems, litigation and damage to our reputation.

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

Interruptions affecting our key suppliers could disrupt production, compromise our product quality and adversely affect our revenue

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

We face risks related to our international operations and revenue

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

     Net revenue from customers outside North America accounted for 30%, 26% and 32% of our total net revenue in fiscal 2003, 2002 and 2001, respectively. We expect that revenue from customers outside North America will continue to account for a significant portion of our total net revenue. Lower sales levels that typically occur during the summer months in Europe and some other overseas markets may materially and adversely affect our business. In addition, sales of many of our customers depend on international sales and consequently further expose us to the risks associated with such international sales.

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

We may incur unanticipated costs and liabilities, including costs under environmental laws and regulations.

     Our operations use certain substances and generate certain wastes that are regulated or may be deemed hazardous under environmental laws. Some of these laws impose liability for cleanup costs and damages relating to releases of hazardous substances into the environment. Such laws may become more stringent in the future. In the past, costs and liabilities arising under such laws have not been material; however, we cannot assure you that such matters will not be material to us in the future.

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

Our products may be subject to claims that they infringe the intellectual property rights of others

     The industry in which we operate experiences periodic claims of patent infringement or other intellectual property rights. We have received in the past and, from time to time, may in the future receive notices from third parties claiming that our products infringe upon third-party proprietary rights. As the downturn in the communications industries deepened and continued over the past two years, many companies have turned to their intellectual property portfolios as an alternative revenue source. This is particularly true of companies which no longer compete with us. Many of these companies have larger, more established intellectual property portfolios than ours. Typical for a growth-oriented technology company, at any one time we generally have various pending claims from third parties that one or more of our products or operations infringe or misappropriate their intellectual property rights or that one or more of our patents are invalid. However, as economic uncertainty continues, the level of patent infringement disputes in which we are engaged and expect to be engaged for the foreseeable future has increased. For example, we have pending litigation with Litton Systems, Inc. and the Board of Trustees of the Leland Stanford, Jr. University involving claims for damages in connection with the alleged past infringement by our optical amplifiers of a now expired U.S. patent. We have also received claims and notice letters from British Telecommunications and other companies regarding the alleged infringement of their patents by certain of our products. We will continue to respond to other claims in the course of our business operations. We do not believe that any of these claims will materially harm our business or financial condition. In the past the settlement and disposition of these disputes has not had a material adverse impact on our business or financial condition, however this may not be the case in the future. Further, the litigation or settlement of these matters, regardless of the merit of the claims, could result in significant expense to us and divert the efforts of our technical and management personnel, whether or not we are successful. If we are unsuccessful, we could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology that is the subject of the litigation. We may not be successful in such development or such licenses may not be available on terms acceptable to us, if at all. Without such a license, we could be enjoined from future sales of the infringing product or products.

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

We face certain litigation risks that could harm our business

     We have had numerous lawsuits filed against us asserting various claims, including securities and ERISA class actions and stockholder derivative actions. The results of complex legal proceedings are difficult to predict. Moreover, many of the complaints filed against us do not specify the amount of damages that plaintiffs seek and we therefore are unable to estimate the possible range of damages that might be incurred should these lawsuits be resolved against us. While we are unable to estimate the potential damages arising from such lawsuits, certain of them assert types of claims that, if resolved against us, could give rise to substantial damages. Thus, an unfavorable outcome or settlement of one or more of these lawsuits could have a material adverse effect on our financial position, liquidity and results of operations. Even if these lawsuits are not resolved against us, the uncertainty and expense associated with unresolved lawsuits could seriously harm our business, financial condition and reputation. Litigation can be costly, time-consuming and disruptive to normal business operations. The costs of defending these lawsuits, particularly the securities class actions and stockholder derivative actions, have been significant, will continue to be costly and may not be covered by our insurance policies. The defense of these lawsuits could also result in continued diversion of our management’s time and attention away from business operations, which could harm our business.

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

     The insurance policies that may cover the current securities lawsuits against us have a $10 million retention. As a result, the costs we incur in defending the current securities lawsuits against us may not be reimbursed until they exceed $10 million. The policies that would cover any future lawsuits may not provide any coverage to us and may cover the directors and officers only in the event we are unable to cover their costs in defending against and resolving any future claims. In fact our current policy only covers our directors and officers and is only applicable under circumstances in which the Company is unable to or prohibited from paying claims accrued during the policy period. As a result, our costs in defending or settling any future lawsuits or paying any judgments arising therefrom could increase significantly and could materially impair the Company’s financial condition.

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

Recently enacted and proposed regulatory changes may cause us to incur increased costs

     Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, will increase our expenses as we evaluate the implications of new rules and devote resources to respond to the new requirements. In particular, we expect to incur additional SG&A expense as we implement Section 404 of the Sarbanes-Oxley Act, which requires management to report on, and our independent auditors to attest to, our internal controls. The compliance of these new rules could also result in continued diversion of management’s time and attention, which could prove to be disruptive to normal business operations. Further, the impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, which could harm our business.

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

     We also hold investments in other public and private companies, including, among others, Nortel Networks, Adept and ADVA, and have limited funds invested in private venture funds. All three companies have experienced severe stock price declines during the economic downturn, which have greatly reduced the value of our investments, and we have written down the value of these investments as the decline in fair value was deemed to be other-than-temporary. During fiscal 2003, we have written down the value of our Adept investment to $0 and recorded impairment charges of $25.0 million. During fiscal 2002, we recorded impairment charges of $187.3 million related to Nortel and $13.9 million related to ADVA. During fiscal 2001, we recorded impairment charges of $511.8 million related to Nortel and $744.7 million related to ADVA. In addition to our investments in public companies, we have in the past and expect to continue to make investments in privately held companies for strategic and commercial purposes. For example, we had a commitment to provide additional funding of up to $20.6 million to certain venture capital investment partnerships as of September 30, 2003. In recent months several of the private companies in which we held investments have ceased doing business and have either liquidated or are in bankruptcy proceedings. If the carrying value of our investments exceeds the fair value and the decline in fair value is deemed to be other-than-temporary, we will be required to write down the value of the investments, which could materially harm our results of operations or financial condition.

We recently sold $475 million of senior convertible notes which significantly increased our leverage, and may cause our reported earnings per share to be more volatile because of the conversion contingency features of these notes.

     On October 31, 2003 we issued $475 million of indebtedness in the form of senior convertible notes. The issuance of these notes substantially increased our principal payment obligations and we may not have enough cash to repay the notes when due. By incurring new indebtedness, the related risks that we now face could intensify. The degree to which we are leveraged could materially and adversely affect our ability successfully to obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures.

     In addition, the holders of those notes are entitled to convert those notes into shares of our common stock under certain circumstances. Unless a conversion contingency is met, the shares of our common stock underlying the notes are not included in the calculation of our basic or diluted earnings per share. When this contingency is met, diluted earnings per share may, depending on the relationship between the interest on the notes and the earnings per share of our common stock, be expected to decrease as a result of the inclusion of the underlying shares in the diluted earnings per share calculation.

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

     We generate a portion of our net revenue from sales to customers located outside the United States and from sales by our foreign subsidiaries to U.S. customers. International sales are typically denominated in either U.S dollars or the local currency of each country. Our foreign subsidiaries incur most of their expenses in the local currency, and therefore, they use the local currency as their functional currency.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The Securities Class Actions:

     As discussed in our previous filings, litigation under the federal securities laws has been pending against the Company and certain former and current officers and directors since March 27, 2002. On March 14, 2003, the court entered a minute order dismissing the complaint in In re JDS Uniphase Securities Litigation, Master File Co. C-02-1486 CW (N.D. Cal.), with leave to amend. On November 3, 2003, the court issued an opinion confirming the dismissal, with leave to amend, of the claims under the Securities Exchange Act of 1934. The November 3, 2003 opinion denied the motion to dismiss the claims under the Securities Act of 1933, however. No activity has occurred in Zelman v. JDS Uniphase Corp., No. C-02-4656 (N.D. Cal.), a related securities case, since our last filing.

The Derivative Actions:

     As discussed in our previous filings, derivative actions purporting to be brought on the Company’s behalf have been filed in state and federal courts against several of our current and former officers and directors based on the same events alleged in the securities litigation. On November 3, 2003, the court entered an order in the federal derivative action, Corwin v. Kaplan, No. C-02-2020 CW (N.D. Cal.), dismissing the abuse of control claim with prejudice and the remaining claims with leave to amend. A case management conference is set for November 25, 2003 in the California state derivative action, In re JDS Uniphase Corporation Derivative Litigation, Master File No. CV806911 (Santa Clara Super. Ct.), which has been stayed since June 2003 pending the federal securities and derivative cases. No activity has occurred in Cromas v. Straus, Civil Action No. 19580 (Del. Ch. Ct.), the Delaware derivative action, since our last filing.

The OCLI and SDL Shareholder Actions:

     As discussed in our previous filings, plaintiffs purporting to represent the former shareholders of OCLI and SDL have filed suit against the former directors of those companies, asserting that they breached their fiduciary duties in connection with the events alleged in the securities litigation against the Company. No activity has occurred in the OCLI action, Pang v. Dwight, No. 02-231989 (Sonoma Super. Ct.), since our last filing. A case management conference is set for November 25, 2003 in the SDL action, Cook v Scifres, Master File No. CV814824 (Santa Clara Super. Ct.).

The ERISA Actions:

     Two actions have been filed in the District Court for the Northern District of California against the Company and certain of its former and current officers and directors on behalf of a purported class of participants in the Company’s 401(k) Plan. The complaints allege that the defendants violated the Employee Retirement Income Security Act by breaching their fiduciary duties to the Plan and its participants. The actions seek an unspecified amount of damages, restitution, a constructive trust, and other equitable remedies. These actions are Pettit v. JDS Uniphase Corporation, Case No. C 03 4743, filed October 22, 2003, which alleges a purported class period of February 4, 2000 to the present and Hodges-Toby v. JDS Uniphase Corporation, Case No. C-03-4907, filed November 3, 2003, which alleges a class period of July 27, 1999 to the present. The plaintiff in Pettit has filed a notice of related case stating his view that the action is related to In re JDS Uniphase Corporation Securities Litigation, N.D. Cal. Master File No. C-02-1486 CW. No trial date has been set in either ERISA action.

     We believe that the factual allegations and circumstances underlying these securities class actions, derivative actions, the OCLI and SDL class actions, and the ERISA class actions are without merit. The cost of defending these lawsuits has been costly, will continue to be costly, and could be quite significant and may not be covered by our insurance policies. The defense of these lawsuits could also result in continued diversion of our management’s time and attention away from business operations which could prove to be time consuming and disruptive to normal business operations. There can be no assurance that we will prevail or that the cost of defending these lawsuits will be covered by our insurance policies. An unfavorable outcome or settlement of this litigation could have a material adverse effect on our financial position, liquidity or results of operations.

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

     None.

Item 3. Defaults upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     As of September 30, 2003, the following executive officers and members of the Company’s Board of Directors maintained “plans” under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, for trading in shares of the Company’s common stock and/or exchangeable shares:

Christopher S. Dewees Robert E. Enos Peter A. Guglielmi Casimir S. Skrzypczak Jozef Straus

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

Exhibit No.	Exhibit Description

10.1	2003 Equity Incentive Plan (approved by shareholders on November 6, 2003).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K:

     The Company furnished two Current Reports on Form 8-K during the three months ended September 30, 2003. Information regarding the items reported on is as follows:

Date of Report	Item Reported on

August 21, 2003	Regulation FD disclosure in connection with a conference call delivered by the officers of the Company on August 21, 2003 that included information contained in a script.
July 24, 2003	Regulation FD disclosure in connection with a conference call delivered by the officers of the Company on July 24, 2003 that included information contained in a script.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JDS Uniphase Corporation

(Registrant)

Date: November 12, 2003	/s/ Ronald C. Foster

By: Ronald C. Foster Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description

10.1	2003 Equity Incentive Plan (approved by shareholders on November 6, 2003).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.