Form 10-Q
period 2003-12-31
JDS UNIPHASE CORP /CA/
filed 2004-02-17
CIK 912093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003*
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to_____

Commission file number 0-22874

JDS Uniphase Corporation

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 1768 Automation Parkway, San Jose, CA (Address of principal executive offices)	94-2579683 (I.R.S. Employer Identification No.) 95131 (Zip Code)

(408) 546-5000
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x     No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes x     No

     Number of shares of common stock outstanding as of January 30, 2004 was 1,435,996,600 including 62,320,358 exchangeable shares of JDS Uniphase Canada Ltd. Each exchangeable share is exchangeable at any time into common stock on a one-for-one basis, entitles a holder to dividend and other rights economically equivalent to those of the common stock, and through a voting trust, votes at meetings of stockholders of the Registrant.

* See Part 1, Note 1 of Notes to Condensed Consolidated Financial Statements regarding Registrant’s fiscal periods.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

JDS UNIPHASE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31,	June 30,
	2003	2003

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$600.5	$241.9
Short-term investments	1,047.1	992.2
Accounts receivable, less allowance for doubtful accounts of $19.5 at December 31, 2003 and $22.7 at June 30, 2003	84.5	97.5
Inventories	86.1	84.1
Refundable income taxes	25.9	39.0
Deferred income taxes	19.2	9.3
Other current assets	59.4	50.6

Total current assets	1,922.7	1,514.6
Property, plant and equipment, net	208.4	283.4
Deferred income taxes	25.6	27.6
Goodwill	166.2	166.2
Other intangibles, net	80.5	88.2
Long-term investments	42.7	47.5
Other assets	7.2	10.3

Total assets	$2,453.3	$2,137.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47.4	$48.6
Accrued payroll and related expenses	42.2	47.2
Income taxes payable	35.7	39.0
Deferred income taxes	19.2	9.3
Restructuring accrual	99.2	134.1
Warranty accrual	36.4	52.4
Other current liabilities	71.2	92.2

Total current liabilities	351.3	422.8
Long-term debt	463.6	—
Deferred income taxes	25.6	27.6
Other non-current liabilities	8.7	16.3
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	68,566.2	68,557.0
Accumulated deficit	(66,983.0)	(66,896.5)
Accumulated other comprehensive income	20.9	10.6

Total stockholders’ equity	1,604.1	1,671.1

Total liabilities and stockholders’ equity	$2,453.3	$2,137.8

See accompanying notes to condensed consolidated financial statements

JDS UNIPHASE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per-share data)
(unaudited)

	Three Months Ended		Six Months Ended

	December 31,	December 31,	December 31,	December 31,
	2003	2002	2003	2002

Net revenue	$152.6	$156.6	$300.0	$349.6
Cost of sales	118.3	171.0	233.9	356.0

Gross profit	34.3	(14.4)	66.1	(6.4)
Operating expenses:
Research and development	24.1	40.1	48.8	84.8
Selling, general and administrative	36.8	73.2	77.8	139.0
Amortization of other intangibles	3.9	3.8	7.8	12.2
Acquired in-process research and development	—	—	—	0.4
Reduction of goodwill	—	1.3	—	225.7
Reduction of other long-lived assets	38.4	—	43.3	154.6
Restructuring charges	9.4	75.8	5.8	98.8

Total operating expenses	112.6	194.2	183.5	715.5

Loss from operations	(78.3)	(208.6)	(117.4)	(721.9)
Interest and other income, net	8.5	6.6	11.4	19.5
Loss on sale of subsidiaries	—	(0.5)	—	(0.5)
Gain on sale of investments	19.6	1.3	20.2	2.8
Reduction in fair value of investments	(1.1)	(8.8)	(2.3)	(27.9)
Loss on equity method investments	(4.7)	(4.0)	(5.9)	(6.5)

Loss before income taxes and cumulative effect of an accounting change	(56.0)	(214.0)	(94.0)	(734.5)
Income tax expense (benefit)	2.5	0.9	(10.4)	0.9

Loss before cumulative effect of an accounting change	(58.5)	(214.9)	(83.6)	(735.4)
Cumulative effect of an accounting change	—	—	(2.9)	—

Net loss	$(58.5)	$(214.9)	$(86.5)	$(735.4)

Loss per share before cumulative effect of an accounting change—basic and diluted	$(0.04)	$(0.15)	$(0.06)	$(0.52)

Cumulative effect per share of an accounting change—basic and diluted	$—	$—	$—	$—

Net loss per share—basic and diluted	$(0.04)	$(0.15)	$(0.06)	$(0.52)

Shares used in per-share calculation—basic and diluted	1,435.0	1,414.7	1,434.7	1,413.7

See accompanying notes to condensed consolidated financial statements

JDS UNIPHASE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended

	December 31,	December 31,
	2003	2002

OPERATING ACTIVITIES:
Net loss	$(86.5)	$(735.4)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	21.1	35.4
Amortization expense	7.8	12.2
Amortization of deferred compensation	1.8	27.8
Cumulative effect of an accounting change	2.9	—
Non-cash tax benefit associated with unrealized gain on marketable securities	(11.4)	—
Non-cash accretion on discount of long-term debt	0.4	—
Acquired in-process research and development	—	0.4
Reduction of goodwill and other long-lived assets	43.5	380.3
Non-cash restructuring charges	9.4	27.0
Gain on sale of investments	(20.2)	(2.8)
Reduction in fair value of investments	2.4	27.9
Loss on equity method investments	5.9	6.5
(Gain) loss on disposal of property and equipment	0.3	(3.3)
Loss on sale of subsidiaries	—	0.5
Change in deferred income taxes, net	—	1.4
Changes in operating assets and liabilities:
Accounts receivable	13.0	42.4
Inventories	(1.0)	12.9
Other current assets	(0.5)	19.9
Accounts payable	(1.3)	(3.1)
Income taxes payable	10.3	(0.1)
Accrued payroll and related expenses	(5.0)	(0.1)
Other liabilities	(62.6)	33.6

Net cash used in operating activities	(69.7)	(116.6)

INVESTING ACTIVITIES:
Net (purchases) sales of available-for-sale investments	(15.4)	(60.5)
Purchases of other investments	(4.1)	(1.2)
Acquisitions of businesses, net of cash acquired	(1.6)	(6.0)
Purchases of property, plant and equipment	(56.2)	(29.2)
Proceeds from sale of property, plant and equipment	34.2	11.9
Other assets, net	2.2	2.1

Net cash used in investing activities	(40.9)	(82.9)

FINANCING ACTIVITIES:
Repayment of debt	(0.2)	(0.6)
Proceeds from issuance of debt	462.7	—
Proceeds from issuance of common stock	7.3	9.7

Net cash provided by financing activities	469.8	9.1

Effect of exchange rate changes on cash and cash equivalents	(0.6)	(5.0)
Increase / (decrease) in cash and cash equivalents	358.6	(195.4)
Cash and cash equivalents at beginning of period	241.9	412.4

Cash and cash equivalents at end of period	$600.5	$217.0

See accompanying notes to condensed consolidated financial statements

JDS UNIPHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

     The financial information as of December 31, 2003 and for the three and six months ended December 31, 2003 and 2002 is unaudited, but includes all adjustments that JDS Uniphase Corporation (the “Company”) considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and rules and regulations of the Securities and Exchange Commission. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2003.

     The balance sheet at June 30, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results for the three and six months ended December 31, 2003 may not be indicative of results for the year ending June 30, 2004 or any future periods.

     The Company has a fiscal year that ends on the Saturday closest to June 30. As a result, fiscal 2004 will be a 53-week year and the second quarter of fiscal 2004 consisted of 14 weeks, ending on January 3, 2004. The second quarter of fiscal 2003 ended on December 28, 2002. For comparative presentation purposes, all accompanying financial statements and footnotes thereto have been shown as ending on the last day of the calendar month.

Reclassifications

     The following amounts reported in prior periods have been reclassified to conform to current period presentation:

Condensed Consolidated Statements of Operation:

     Cost of sales of $171.0 and $356.0 for the three and six month periods ended December 31, 2002, respectively, include a reclassification of $8.3 million from selling, general and administrative expense in connection with a patent license agreement.

Note 2. Recent Accounting Pronouncements

     In December 2003, the Financial Accounting Standards Board (“FASB”) revised Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which was issued in January 2003. FIN 46 requires an investor who receives the majority of the expected losses, the expected residual returns, or both, (primary beneficiary) of a variable interest entity (“VIE”) to consolidate the assets, liabilities and results of operations of the entity. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from other parties. FIN 46, as amended, is applicable in the first fiscal year or interim period ending after March 15, 2004 for non-special purpose entities (“SPEs”) interests created prior to February 1, 2003. Interests held in VIE’s created after January 31, 2003 are subject to the provisions of FIN 46 from the date of the Company’s initial involvement with that entity. During the first quarter of fiscal 2004, the Company adopted the provisions of FIN 46 with respect to a master lease agreement with a special purpose entity (the “Lessor”) pertaining to two properties for facilities located in Melbourne, Florida and Raleigh, North Carolina. The Company exercised its option to purchase these properties on September 16, 2003, and paid the Lessor $44.7 million in cash. Prior to purchasing the properties, in connection with the Company’s restructuring activities, the Company had recorded impairment charges of $15.5 million related to the Raleigh, North Carolina properties. In addition, the Company accrued an impairment loss of $6.9 million related to the Melbourne, Florida properties, which the Company was amortizing over the original term of the lease. As a result of the purchase of the properties and in conjunction with the adoption of FIN 46, the Company recognized $44.7 million of additions to property, plant and equipment, reduced by the $15.5 million impairment charge and recognized the remaining accrued impairment loss of $5 million (see Note 11) as a deferred impairment charge and a non-cash cumulative effect of an accounting change adjustment of $2.9 million (see Note 4).

     The Company is currently reviewing its cost and equity method investments and other variable interests to determine whether those entities are variable interest entities and, if so, if the Company is the primary beneficiary of any of its investee companies. At

December 31, 2003, the Company had 20 cost and equity method investments primarily in privately held companies and venture funds that have the potential to provide strategic technologies and relationships to the Company’s businesses. The Company expects to complete its review during the third quarter of fiscal 2004. Provided the Company is not the primary beneficiary, the Company’s maximum exposure to loss for these investments at December 31, 2003 is limited to the carrying amount of its investment of $32.8 million in such entities and its minimum funding commitments of $18.2 million. The consolidation of any investee companies under FIN 46, if required, could adversely affect the financial position and results of operations of the Company.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 requires companies to classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that requires a transfer of assets and that meets the definition of liabilities in Concepts Statement 6 and other recognition criteria in SFAS No. 5, “Recognition and Measurement in Financial Statements of Business Enterprises,” be reported as a liability. SFAS No. 150 also requires that certain obligations that could be settled by issuance of an entity’s equity but lack other characteristics of equity be reported as liabilities even though the obligation does not meet the definition of liabilities in Concepts Statement No. 6. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for periods beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on our consolidated financial position, results of operations or cash flows.

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

	Three Months Ended		Six Months Ended

	December 31,	December 31,	December 31,	December 31,
	2003	2002	2003	2002

Reported net loss	$(58.5)	$(214.9)	$(86.5)	$(735.4)
Add back employee stock option expense measured under APB 25	0.6	12.8	1.8	27.8
Less employee stock option expense measured under SFAS 123	(75.9)	(232.5)	(148.0)	(493.1)

Pro forma net loss	$(133.8)	$(434.6)	$(232.7)	$(1,200.7)

Reported net loss per share—basic and diluted	$(0.04)	$(0.15)	$(0.06)	$(0.52)

Pro forma net loss per share—basic and diluted	$(0.09)	$(0.31)	$(0.16)	$(0.85)

Note 4. Cumulative Effect of an Accounting Change

     During the first quarter of fiscal 2004, the Company adopted FIN 46, “Consolidation of Variable Interest Entities” with respect to a synthetic lease agreement pertaining to two separate properties (see Note 2). The arrangement was a variable interest entity as defined under FIN 46 and the Company was the primary beneficiary.

As a result, the Company recognized a non-cash accounting change adjustment of $2.9 million, reflecting cumulative depreciation on the two properties from the inception of the lease until the assets were purchased by the Company on September 16, 2003, as a cumulative effect of an accounting change in the accompanying Condensed Consolidated Statements of Operations.

Note 5. Inventories

     The components of inventories consisted of the following (in millions):

	December 31,	June 30,
	2003	2003

Finished goods	$22.0	$22.9
Work in process	31.4	32.8
Raw materials and purchased parts	32.7	28.4

Total inventories	$86.1	$84.1

     The Company recorded write-downs of excess and obsolete inventories of $6.6 million and $9.5 million for the three and six months ended December 31, 2003, respectively. The Company recorded write-downs of excess and obsolete inventories of $16.5 million and $35.4 million for the three and six months ended December 31, 2002, respectively.

     In addition, the Company consumed previously written-down inventories of $13.1 million and $23.7 million for the three and six months ended December 31, 2003, and $15.2 million and $34.3 million for the three and six months ended December 31, 2002, respectively.

Note 6. Goodwill

     During the first six months of fiscal 2004, no goodwill was recognized as a result of acquisitions and no goodwill was impaired. Goodwill by reportable segment is as follows (in millions):

	Communications	Thin Film
	Products	Products
	Group	Group	Total

December 31, 2003	$87.2	$79.0	$166.2

June 30, 2003	$87.2	$79.0	$166.2

Note 7. Other Intangibles

     During the first six months of fiscal 2004, no significant identified intangible assets were acquired and no identified intangible assets were impaired. The following tables present details of the Company’s other intangibles (in millions):

	Gross
	Carrying	Accumulated
December 31, 2003:	Amount	Amortization	Net

Developed technology	$107.8	$(47.9)	$59.9
Other	37.8	(17.2)	20.6

Total intangibles	$145.6	$(65.1)	$80.5

	Gross
	Carrying	Accumulated
June 30, 2003:	Amount	Amortization	Net

Developed technology	$107.7	$(43.0)	$64.7
Other	37.8	(14.3)	23.5

Total intangibles	$145.5	$(57.3)	$88.2

     Amortization of intangibles was $3.9 million and $7.8 million for the three and six months ended December 31, 2003, respectively. Amortization of intangibles was $3.8 million and $12.2 million for the three and six months ended December 31, 2002, respectively.

     Based on the carrying amount of the intangibles as of December 31, 2003, the estimated future amortization is as follows (in millions):

Years Ended June 30,

2004 (January 1, 2004 to June 30, 2004)	$7.9
2005	15.0
2006	13.4
2007	10.4
2008	5.7
Thereafter	28.1

Total amortization	$80.5

Note 8. Investments

     During the first six months of fiscal 2004, the Company entered into an agreement with a former customer which settles product cancellation claims made by the Company against this former customer. As a result of this settlement, the Company received approximately 2.7 million preferred shares representing an approximate 5% ownership of the former customer, on a fully diluted basis, a convertible note with a principal amount of $5.1 million that is convertible at the former customer’s option into preferred shares of their company, a promissory note in the amount of $6.1 million that is in settlement of trade receivables owed the Company and is due and payable in installments through fiscal 2006 and a supply agreement whereby the Company has the option to buy certain components from the former customer at the former customer’s cost. The Company has evaluated the financial condition of the former customer and has determined that the realization of the assets received as part of the settlement is not probable and therefore has not ascribed any value to these assets, nor recognized any gain associated with settlement.

Reduction of Fair Value of Investments:

     The Company regularly evaluates the carrying value of its investments. When the carrying value of an investment exceeds the fair value and the decline in value is deemed to be other-than-temporary, the Company writes down the investment to its fair value. During the three and six months ended December 31, 2003 and 2002, the Company recorded other-than-temporary reductions in fair value of certain non-marketable equity investments. Details of the charges were as follows (in millions):

	Three Months Ended		Six Months Ended

	December 31, 2003	December 31, 2002	December 31, 2003	December 31, 2002

Non-marketable equity investments:
Adept Technology (“Adept”)	$—	$—	$—	$19.1
Other	1.1	8.8	2.3	8.8

Total reductions in fair value of investments	$1.1	$8.8	$2.3	$27.9

     During fiscal year 2002, the Company entered into an automation development alliance agreement with Adept (see Note 18). In connection with this alliance, the Company invested $25.0 million in Adept’s convertible preferred stock, which has been converted in common stock. During the first quarter of fiscal 2003, the Company determined that the decline in fair value of its Adept investment was other-than-temporary and recorded an impairment charge of $19.1 million.

Loss on Equity Method Investments:

     During the three and six month periods ended December 31, 2003, the Company recorded $4.7 million and $5.9 million, respectively, as its pro rata share of net losses in its equity method investments. During the three and six month periods ended

December 31, 2002, the Company recorded $4.0 million and $6.5 million, respectively, as its pro rata share of net losses in its equity method investments.

Note 9. Commitments and Contingencies

Pending Litigation:

The Securities Class Actions:

     As discussed in our previous filings, litigation under the federal securities laws has been pending against the Company and certain former and current officers and directors since March 27, 2002. On January 9, 2004, plaintiffs filed a second amended complaint. It purports to be brought on behalf of a class consisting of those who acquired the Company’s securities from October 28, 1999, through July 26, 2001, as well as on behalf of subclasses consisting of those who acquired the Company’s common stock pursuant to its acquisitions of OCLI, E-TEK, and SDL. The complaint seeks unspecified damages and alleges various violations of the federal securities laws, specifically Sections 10(b), 14(a), 20(a), and 20A of the Securities Exchange Act of 1934 and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933. Defendants plan to move to dismiss the complaint on February 23, 2004, and a hearing on that motion is set for May 7, 2004. No activity has occurred in Zelman v. JDS Uniphase Corp., No. C-02-4656 (N.D. Cal.), a related securities case, since our last filing.

The Derivative Actions:

     As discussed in our previous filings, derivative actions purporting to be brought on the Company’s behalf have been filed in state and federal courts against several of our current and former officers and directors based on the same events alleged in the securities litigation. On January 16, 2004, plaintiffs filed a first amended complaint in the federal derivative action, Corwin v. Kaplan, No. C-02-2020 CW (N.D. Cal.). It asserts state law claims for breach of fiduciary duty, misappropriation of confidential information, waste of corporate assets, indemnification, and insider trading. Defendants are scheduled to file a motion to dismiss the complaint on March 1, 2004. Briefing on the motion will continue through March and April. A hearing on the motion and a case management conference is set for May 7, 2004. A stay remains in place pending the federal securities and derivative cases in the California state derivative action, In re JDS Uniphase Corporation Derivative Litigation, Master File No. CV806911 (Santa Clara Super. Ct.). Plaintiffs have stated their intent to challenge the stay, and a hearing on their motion to lift the stay is scheduled for March 4, 2004. No activity has occurred in Cromas v. Straus, Civil Action No. 19580 (Del. Ch. Ct.), the Delaware derivative action, since our last filing.

The OCLI and SDL Shareholder Actions:

     As discussed in our previous filings, plaintiffs purporting to represent the former shareholders of OCLI and SDL have filed suit against the former directors of those companies, asserting that they breached their fiduciary duties in connection with the events alleged in the securities litigation against the Company. On November 14, 2003, Defendants demurred to the complaint in the OCLI action, Pang v. Dwight, No. 02-231989 (Sonoma Super. Ct.). At a February 5, 2004 hearing, the Court indicated that it would overrule the demurrer to the complaint. On December 19, 2003, Defendants demurred to the SDL action, Cook v Scifres, Master File No. CV814824 (Santa Clara Super. Ct.). At a February 10, 2004 hearing on the motions, the Court indicated it would sustain the demurrer with leave to amend, but would deny the motion to stay discovery.

The ERISA Actions:

     As discussed in our previous filings, actions have been filed in the District Court for the Northern District of California against the Company and certain of its former and current officers and directors on behalf of a purported class of participants in the Company’s 401(k) Plan. On December 17, 2003, the Court related the ERISA actions to In re JDS Uniphase Corporation Securities Litigation, N.D. Cal. Master File No. C-02-1486 CW. On December 29, 2003, the Court consolidated the ERISA actions as In re JDS Uniphase Corporation ERISA Litigation, Master File No. C-03-4743 CW.

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

Note 10. Reduction of Goodwill

     During the three and six months ended December 31, 2003, the Company recorded no impairment charges in accordance with SFAS No. 142. During the three and six months ended December 31, 2002, the Company recorded $1.3 and $225.7 million, respectively, of impairment charges in accordance with SFAS No. 142.

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

Note 11. Reduction of Other Long-Lived Assets

     During the three and six months ended December 31, 2003 and three and six months ended December 31, 2002, the Company recorded $38.4 million, $43.3 million, $0 and $154.6 million, respectively, of reductions in the carrying value of its long-lived assets in accordance with SFAS No. 144. These charges excluded asset write-downs associated with the Global Realignment Program (see Note 12). The following table summarizes the components of the reductions of other long-lived assets (in millions):

	Three Months Ended		Six Months Ended

	December 31,	December 31	December 31,	December 31
	2003	2002	2003	2002

Assets held and used:
Purchased intangibles (other than goodwill)	$—	$—	$—	$68.6
Property, plant and equipment	—	—	5.0	79.1
Assets held for sale:
Property and equipment	38.4	—	38.3	6.9

Total reductions of other long-lived assets	$38.4	$—	$43.3	$154.6

Three and Six Months Ended December 31, 2003:

Assets Held and Used:

     During the first six months of fiscal 2004, as a result of the adoption of FIN 46 with respect to two properties under a synthetic lease agreement, the Company recognized a $5 million deferred impairment charge related to the Melbourne, Florida property, which was originally being amortized over the term of the lease. The Company noted no indicators of impairment during the three and six month periods ending December 31, 2003 related to the Company’s remaining long-lived assets, including purchased intangibles.

Assets Held for Sale:

     During the three and six months ended December 31, 2003, the Company classified certain assets as assets held for sale and adjusted the carry value of certain assets previously classified as held for sale. In accordance with SFAS 144, the Company recorded total impairment charges of $38.4 million and $43.3 million for the three and six month periods ended December 31, 2003, representing the amount by which the carrying value of the assets exceeded fair value less cost to sell.

Three and Six Months ended December 31, 2002:

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

     The following table summarizes the write-downs of purchased intangibles and property, plant and equipment by acquisition for the first quarter of fiscal 2003 (in millions):

	Purchased	Property, Plant and
Acquired Entities	Intangibles	Equipment

Datacom	$39.1	$15.6
Epitaxx	19.9	26.3
SDL	—	24.3

	Purchased	Property, Plant and
Acquired Entities	Intangibles	Equipment

Scion	8.9	12.9
Other	0.7	—

Total	$68.6	$79.1

     During the second quarter of fiscal 2003, the Company noted no impairment indicators in connection with its long-lived assets held and used, and accordingly, a test of recoverability of its long-lived assets was not required for the second quarter of fiscal 2003.

Assets Held for Sale:

     During the three and six month periods ended December 31, 2002, the Company classified certain property and equipment as assets held for sale. In accordance with SFAS No. 144, the Company recorded total impairment charges of $6.9 million, representing the amount by which the carrying value of the property and equipment exceeded fair value less cost to sell.

Note 12. Global Realignment Program Charges

Overview:

     In April 2001, the Company initiated the Global Realignment Program, under which it began restructuring its business in response to the economic downturn. From April 2001, through the end of the second quarter of fiscal 2004, the Company implemented 9 phases of restructuring activities and recorded total restructuring charges of $651.4 million. In addition, the Company incurred charges other than restructuring of $478.9 million related to the Global Realignment Program. Restructuring activities initiated prior to December 31, 2002 were recorded in accordance with EITF No. 94-3, and restructuring activities initiated after December 31, 2002 were recorded in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” and SFAS No. 112, “Employers’ Accounting for Post Employment Benefits.”

     Under the Global Realignment Program, the Company has consolidated and reduced its manufacturing, research and development, sales and administrative facilities in North America, Europe and Asia-Pacific. The total number of sites and buildings closed or scheduled for closure is 29, all of which are related to various phases of restructuring. Based on the decisions made through the end of the second quarter of fiscal 2004, the Company expects to have reduced its total workforce by approximately 19,900 employees upon the completion of the Global Realignment Program. Of the total, 19,150 relate to restructuring activities and 750 relate to other decisions made under the Global Realignment Program. As of December 31, 2003, 19,759 employees have been terminated.

Restructuring Activities:

     The following table summarizes the restructuring charges under these various phases from inception through the end of the second quarter of fiscal 2004 (in millions):

	Workforce	Facilities and
	Reduction	Equipment	Lease Costs	Total

Initial restructuring charges—Phase 1	$79.1	$122.2	$63.0	$264.3
Cash payments	(24.9)	—	(0.9)	(25.8)
Non-cash charges	(11.1)	(122.2)	—	(133.3)

Accrual balance as of June 30, 2001	43.1	—	62.1	105.2
Initial restructuring charges—Phase 2	55.8	141.3	45.9	243.0
Initial restructuring charges—Phase 3	26.7	10.4	4.9	42.0
Cash payments	(90.5)	—	(30.6)	(121.1)
Adjustments	(15.5)	2.2	(6.1)	(19.4)
Cash proceeds in excess of salvage value	—	(5.6)	—	(5.6)
Non-cash charges	—	(148.3)	—	(148.3)

Accrual balance as of June 30, 2002	19.6	—	76.2	95.8
Initial restructuring charges—Phase 4	20.5	—	7.2	27.7
Initial restructuring charges—Phase 5	35.5	0.5	30.0	66.0
Initial restructuring charges—Phase 6	6.1	—	—	6.1
Initial restructuring charges—Phase 7	2.4	—	2.7	5.1
Cash payments	(60.1)	—	(20.8)	(80.9)
Adjustments	2.6	9.2	13.0	24.8

	Workforce	Facilities and
	Reduction	Equipment	Lease Costs	Total

Cash proceeds in excess of salvage value	—	(2.8)	—	(2.8)
Non-cash charges	(1.2)	(6.9)	0.4	(7.7)

Accrual balance as of June 30, 2003	25.4	—	108.7	134.1
Initial restructuring charges—Phase 8	0.6	—	0.1	0.7
Cash payments	(10.6)	—	(5.3)	(15.9)
Adjustments	(0.5)	—	(20.3)	(20.8)

Accrual balance as of September 30, 2003	14.9	—	83.2	98.1
Initial restructuring charges—Phase 9	1.9	—	2.2	4.1
Cash payments	(5.4)	(0.2)	(4.8)	(10.4)
Adjustments	0.8	0.2	6.4	7.4

Accrual balance as of December 31, 2003	$12.2	$—	$87.0	$99.2

     In connection with the restructuring activities, management with the appropriate level of authority approved and committed the Company to plans to close 29 sites, vacate buildings at the closed sites as well as at other continuing operations, and reduce its workforce by approximately 19,150 employees. These sites were located in Arnhem, Netherlands; Asheville, North Carolina; Bracknell, United Kingdom; Columbus, Ohio; Eatontown, New Jersey; Eindhoven, Netherlands; Freehold, New Jersey; Gloucester, Massachusetts; Hillend, United Kingdom; Horsham, Pennsylvania; Manteca, California; two sites in Ottawa, Ontario; Oxford, United Kingdom; Piscataway, New Jersey; Plymouth, United Kingdom; Raleigh, North Carolina; Richardson, Texas; Rochester, New York; two sites in San Jose, California; Shunde, China; Sydney, Australia; Taipei, Taiwan; Toronto, Ontario; Torquay, United Kingdom; Victoria, British Columbia; Waghaeusel-Kirrlach, Germany; and Witham, United Kingdom. One of the San Jose, California sites is related to the E-TEK operations, which were relocated to the Company’s other sites located in West Trenton, New Jersey and Shenzhen, China. The Company’s San Jose headquarters continues to occupy a portion of the E-TEK site.

Workforce Reduction:

     The Company recorded initial charges totaling $228.6 million primarily related to severance and fringe benefits associated with the reduction of approximately 19,150 employees, which includes non-cash severance charges of $12.3 million, of which $11.1 million related to the modification of a former executive’s stock options and $1.2 million to disputed severance. The Company has recorded decreases of $12.6 million, to the accrual balance. The decreases are due to actual payments for such charges being lower than original estimated expenses. During the second quarter of fiscal 2004, the Company recorded increases of $0.8 million, primarily due to changes in foreign currency translation rates.

     Approximately 16,200 employees were engaged in manufacturing, 1,350 in research and development, and 1,600 in selling, general and administrative functions. Approximately 16,400 employees were located in North America, 1,700 in Europe, and 1,050 in Asia-Pacific. The Company has substantially completed its Phase 1 through 4, 6, 7 and 8 workforce reductions. The remaining accrual balance reflects severance and benefit payments scheduled to be paid through the second quarter of fiscal 2005, for employees that have been notified that they will be terminated, as well as future payments for employees that have already been terminated, as required under local laws.

Facilities and Equipment and Lease Costs:

     Property and equipment that were disposed of or removed from operations resulted in initial charges totaling $274.4 million, of which $229.7 million was related to the Communications Products Group, $41.2 million was related to the Thin Film Products Group and $3.5 million was related to the “All Other” category for segment reporting purposes (see Note 16). The property and equipment write-downs consisted primarily of owned buildings, leasehold improvements, computer equipment and related software, production and engineering equipment, and office equipment, furniture and fixtures. Through the second quarter of fiscal 2004, the Company recorded total adjustments of $11.6 million, primarily due to additional declines in the fair market value of owned buildings held for disposal. In addition, through the second quarter of fiscal 2004, the Company received $8.4 million of cash proceeds in excess of the estimated salvage value of certain restructured assets sold.

     The Company has substantially completed the disposal of its restructured assets through auctions, donations and scrapping of the assets. During the first quarter of fiscal 2004 the facility located in Taipei, Taiwan was sold. The remaining assets are primarily made up of an owned building that could not be sold within twelve months as was previously expected. The market conditions where this building is located, Plymouth, United Kingdom, has continued to weaken. This was exacerbated with the continued economic downturn in the telecommunications industry. The Company currently anticipates disposing of this asset within the next 3 to 6 months.

     The Company incurred initial charges totaling $156.0 million, for exiting and terminating leases based on assumptions and related estimates that it deemed appropriate for the economic environment that existed at the time these estimates were made. Initial charges were accrued for phases one though five and seven through nine. The Company estimated the cost of exiting and terminating the facility leases based on the contractual terms of the agreements and real estate market conditions. However, due to the continued deterioration of the commercial real estate market, primarily in the U.S., and the final settlement of certain lease obligations, we have made appropriate adjustments to the initial restructuring charges recorded for all the phases. Through fiscal 2003, the Company recorded a net increase of $6.9 million, to the accrual balance and negotiated subleases and termination agreements. During the first quarter of fiscal 2004 leases were decreased $20.3 million, primarily due to the change in accounting of a restructured synthetic lease, which was purchased in the first quarter of fiscal 2004. Accrued balances of $15.5 million were applied against the purchase price of the land and building; the remaining decreases primarily reflect the effect of negotiated subleases and termination agreements. During the second quarter of fiscal 2004 leases were increased by $6.4 million, which primarily reflects lower expected sublease proceeds associated with the general weakening of the real estate markets, offset by cash payments of $4.8 million. The Company’s accrued liability for all plans of $87.0 million at December 31, 2003, was net of approximately $86.9 million of estimated sublease income to be generated from sublease contracts not yet negotiated and estimated savings on settlement of future lease terminations.

Charges Other Than Restructuring:

     In addition to the charges recorded in connection with the restructuring activities, the Company has incurred total other charges of $478.9 million related to the Global Realignment Program. Details of these charges were as follows (in millions):

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Property and equipment	$0.1	$9.4	$1.5	$22.9
Inventories	—	—	—	—
Purchase commitments and other obligations	1.1	—	1.4	(5.3)
Workforce-related charges	0.6	6.0	1.0	9.0
Lease costs	(1.8)	0.5	(1.7)	0.5
Moving and other costs	0.6	0.9	1.8	1.8

Total other charges	$0.6	$16.8	$4.0	$28.9

     Through December 31, 2003, the Company has incurred total charges related to property and equipment of $208.9 million. During the three and six month periods ended December 31, 2003 and 2002, the Company recorded $0.1 million, $9.4 million, $1.5 million and $22.9 million, respectively, of additional depreciation from changes in the estimated useful life and the write-downs of certain property and equipment that were identified for disposal but remained in use until the date of disposal. Total amounts recorded in the second quarter of fiscal 2004, were net of $0.7 million of cash proceeds in excess of the estimated salvage value of certain assets sold.

     Through December 31, 2003, the Company has incurred total charges related to inventory write-downs of $173.5 million and purchase commitments and obligations of $47.1 million. During the three and six month periods ended December 31, 2003 and 2002, the Company recorded charges associated with inventory write-downs, purchase commitments and other obligations of $1.1 million, $0.0 million, $1.4 million and $(5.3) million respectively resulting from product consolidations and discontinuations in connection with the Global Realignment Program.

     Through December 31, 2003, the Company has incurred total workforce-related charges of $28.2 million. During the three and six month periods ended December 31, 2003 and 2002, the Company recorded workforce-related charges of $0.6 million, $6.0 million, $1.0 million and $9.0 million, respectively, which included payments for severance and fringe benefits. The severance and fringe benefits charges incurred in fiscal 2002 are primarily the result of the reduction of approximately 750 employees, consisting of approximately 600 in manufacturing, 50 in research and development, and 100 in selling, general and administrative functions. Approximately 150 employees were located in North America, 100 in Europe and 500 in Asia-Pacific. All 750 employees have been terminated and severance and benefit payments related to these employees have been paid in full.

     Through December 31, 2003, the Company has incurred total lease costs of $10.2 million. During fiscal 2002, the Company announced the closure of twenty-five per cent of the site at Piscataway, New Jersey. The Company recorded a charge of $6.4 million in connection with lease costs , which were primarily related to exiting and terminating building leases at this site. The Company estimated the cost of exiting and terminating the facility leases based on the contractual terms of the agreements and the real estate market conditions. The Company anticipates that it will take approximately 18 months to sublease the vacated properties. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2011. During the three and six month periods ended December 31, 2003 the Company recorded decreases to the lease costs of $1.8 million and $1.7 million, respectively reflecting reduced expected ongoing expenditures. For the three and six months ended December 31, 2002, the Company incurred lease costs of $0.5 million and $0.5 million, respectively.

     Through December 31, 2003, the Company has incurred total moving and other costs of $11.0 million. During the three and six month periods ended December 31, 2003 and 2002, the Company incurred moving and other costs of $0.6 million $0.9 million, $1.8 million and $1.8 million., respectively, related to the physical relocation of certain facilities and equipment from buildings that the Company has disposed of or planned to dispose of.

     Charges other than restructuring were recorded in the Company’s Condensed Consolidated Statements of Operations as follows (in millions):

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Cost of sales	$1.2	$0.4	$2.4	$4.4
Research and development	0.3	0.9	0.9	1.3
Selling, general and administrative	(0.9)	15.5	0.7	23.2

Total other charges	$0.6	$16.8	$4.0	$28.9

     As of December 31, 2003, the accrual balance related to these charges was $6.6 million, consisting primarily of purchase and lease commitments. The accrual balance is included in “Other current liabilities” in the Company’s Condensed Consolidated Balance Sheet.

Recommissioning of Assets:

     In April 2001, the Company implemented its Global Realignment Program based on the best information available at the time. Management with the appropriate level of authority approved and committed the Company to execute the Global Realignment Program. As the Company continued to execute its restructuring plans to realign its operations and consolidate the facilities, the Company recommissioned certain property and equipment during the fourth quarter of fiscal 2002 that had previously been removed from operations and fully depreciated or written down under the Global Realignment Program. These assets were placed back into service due to the following reasons: (i) unanticipated changes in the industry and customer demand for certain product lines, (ii) impact of unforeseen warranty obligations, and (iii) changes in initial estimates. The total net book value of the recommissioned property and equipment at the time of the write-downs was $27.7 million, of which $15.9 million was related to the Communications Products Group, $10.7 million was related to the Thin Film Products Group and $1.1 million was related to the “All Other” category for segment reporting purposes (see Note 16). During fiscal 2003 $2.8 million, of these recommissioned assets have been sold, scrapped or made available for sale. The recommissioned property and equipment were put back into use with a carrying value of $0 during the fourth quarter of fiscal 2002. Based on the dates these assets were placed back into service and taking into consideration the potential impact of the impairment loss on these assets, the Company would have incurred additional depreciation expense of approximately $1.0 million, $1.9 million, $1.1 million and $2.2 million for the three and six month periods ended December 31, 2003 and 2002, respectively.

Note 13. Income Tax Expense (Benefit)

     The Company recorded an income tax expense of $2.5 million and an income tax benefit of $10.4 million for the three months and six months ended December 31, 2003, respectively, as compared to an income tax expense of $0.9 million for the three months and six months ended December 30, 2002. The income tax expense recorded for the three months ended December 31, 2003 differs from the expected tax benefit that would be calculated by applying the federal statutory rate to the loss before income taxes primarily due to the net effect of increases in our valuation allowance for deferred tax assets and a $2.0 million income tax expense recorded as a result of gains realized from sales of available-for sale investments.

     The $10.4 million income tax benefit recorded for the six months ended December 31, 2003 includes a $13.4 million tax benefit recognized as a result of appreciation in the carrying value of available-for-sale investments that reduced by $13.4 million the amount of valuation allowance for deferred tax assets that otherwise would have been recorded in connection with our domestic loss from continuing operations. Fluctuations in the value of our available for sale investments may create volatility in the income tax expense (benefit) we record in future quarters.

     Due to the continued economic uncertainty in the industry, the Company has recorded deferred tax assets as of December 31, 2003 only to the extent of deferred tax liabilities.

Deferred Taxes:

     The Company regularly assesses the likelihood that our deferred tax assets will be realized from recoverable income taxes or recovered from future taxable income over the next 3 years, and we record a valuation allowance to reduce our deferred tax assets to the amount that we believe to be more likely than not realizable. Due to continuing uncertain economic conditions in our industry, management has concluded that we should record a valuation allowance for deferred tax assets to the extent they exceed deferred tax liabilities.

Note 14. Net Loss Per Share

     The following table sets forth the computation of basic and diluted net loss per share (in millions, except per-share data):

	Three Months Ended		Six Months Ended

	December 31,	December 31,	December 31,	December 31,
	2003	2002	2003	2002

Loss before cumulative effect of an accounting change	$(58.5)	$(214.9)	$(83.6)	$(735.4)
Cumulative effect of an accounting change	—	—	(2.9)	—

Net loss	$(58.5)	$(214.9)	$(86.5)	$(735.4)

Loss per share before cumulative effect of an accounting change—basic and diluted	$(0.04)	$(0.15)	$(0.06)	$(0.52)
Cumulative effect per share of an accounting change—basic and diluted	—	—	—	—

Net loss per share—basic and diluted	$(0.04)	$(0.15)	$(0.06)	$(0.52)

Weighted average number of common shares outstanding	1,435.0	1,414.7	1,434.7	1,413.7

     As the Company incurred net losses for the three and six months ended December 31, 2003, the effect of dilutive securities totaling 7.2 million and 6.9 million equivalent shares, respectively, has been excluded from the calculation of diluted net loss per share because it was anti-dilutive. As the Company incurred net losses for the three and six months ended December 31, 2002, the effect of dilutive securities totaling 3.2 million and 3.4 million equivalent shares, respectively, has been excluded from the calculation of diluted net loss per share because it was anti-dilutive.

Note 15. Comprehensive Income (Loss)

     The Company’s accumulated other comprehensive income (loss) consists of accumulated net unrealized gains on available-for-sale investments and foreign currency translation adjustments. At December 31, 2003 and June 30, 2003, the Company had a balance of net unrealized gains of $39.1 million and $29.2 million, respectively, on available-for-sale investments. Additionally, at December 31, 2003 and June 30, 2003, the Company had $18.1 million and $18.6 million, respectively, of foreign currency translation losses.

     The components of comprehensive loss were as follows (in millions):

	Three Months Ended		Six Months Ended

	December 31,	December 31,	December 31,	December 31,
	2003	2002	2003	2002

Net loss	$(58.5)	$(214.9)	$(86.5)	$(735.4)
Change in unrealized gains on available-for-sale investments, net of tax	(7.9)	32.6	9.9	8.8
Change in foreign currency translation	(0.5)	8.8	0.4	(3.1)

Comprehensive loss	$(66.9)	$(173.5)	$(76.2)	$(729.7)

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

     The amounts shown as “All other” consist of certain unallocated corporate-level operating expenses. In addition, the Company does not allocate Global Realignment charges, income taxes, non-operating income and expenses or specifically identifiable assets to its segments. During the first quarter of fiscal 2004, the Company stopped allocating Global Realignment charges to its segments. In addition, the Company began allocating corporate sales and marketing expenses to the Communications Group. During the second quarter of fiscal 2004, the Company restated prior periods to reflect current presentation on a comparative basis.

     Information on reportable segments is as follows (in millions):

	Three Months Ended		Six Months Ended

	December 31,	December 31,	December 31,	December 31,
	2003	2002	2003	2002

Communications Products Group:
Net revenue	$77.8	$74.7	$152.1	$183.7
Intersegment revenue	—	—	—	—

Net revenue from external customers	77.8	74.7	152.1	183.7
Operating loss	(9.4)	(71.5)	(20.2)	(130.2)
Thin Film Products Group:
Net revenue	75.9	83.3	149.9	168.8
Intersegment revenue	(1.1)	(1.4)	(2.0)	(2.9)

Net revenue from external customers	74.8	81.9	147.9	165.9
Operating income	11.5	11.5	20.5	26.3
Net revenue by reportable segments	$152.6	$156.6	$300.0	$349.6

Operating revenue (loss) by reportable segments	$2.1	$(60.0)	$0.3	$(103.9)
All other operating loss	(27.5)	(38.1)	(55.0)	(69.6)
Unallocated amounts:
Acquisition-related charges and payroll taxes on stock option exercises	(4.5)	(16.7)	(9.6)	(40.4)

	Three Months Ended		Six Months Ended

	December 31,	December 31,	December 31,	December 31,
	2003	2002	2003	2002

Reduction of goodwill and other long-lived assets	(38.4)	(1.3)	(43.3)	(380.3)
Restructuring charges	(9.4)	(75.8)	(5.8)	(98.8)
Other Global Realignment charges	(0.6)	(16.7)	(4.0)	(28.9)
Interest and other income, net	8.5	6.6	11.4	19.5
Loss on sale of subsidiaries	—	(0.5)	—	(0.5)
Gain on sale of investments	19.6	1.3	20.2	2.8
Reduction in fair value of investments	(1.1)	(8.8)	(2.3)	(27.9)
Loss on equity method investments	(4.7)	(4.0)	(5.9)	(6.5)

Loss before income taxes	$(56.0)	$(214.0)	$(94.0)	$(734.5)

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

     The Company expects to make additional cash payments of up to $4.9 million, of which $0.9 million is based on the level of inventory purchased from Ditech that is sold by the Company (the Company is entitled to be reimbursed for any purchased inventory that remains unused at June 30, 2004), and $4 million is contingent upon the revenue generated by the acquired business through June 30, 2005. Additional payments related to inventory will be recorded to cost of sales at the time product is sold, while contingent payments based on revenue will be accounted for as goodwill. Direct transaction costs incurred in connection with the acquisition were immaterial.

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

OptronX:

     On September 18, 2002, the Company completed the acquisition of the transceiver/transponder business unit of OptronX. The Company believes that the acquisition will extend its transmission product line in metro and short-reach applications. The Company paid $6.2 million in cash to OptronX. Direct transaction costs incurred in connection with the acquisition were immaterial

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

     Goodwill of $5.1 million has been assigned to the Communications Products segment.

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

Note 18. Related Party Transactions

     On October 22, 2001, the Company entered into an automation development alliance agreement with Adept for optical component and module manufacturing processes. Under the agreement, Adept agreed to pay the Company up to $5.0 million for certain research and development activities. In connection with this alliance, the Company invested $25.0 million in Adept’s convertible preferred stock, which has been converted into common stock, and the investment was accounted for under the cost method. For the three months ended September 30, 2002, the Company recorded $19.1 million of reductions in fair value of its Adept investment as the decline in fair value was determined to be other-than-temporary (see Note 8).

     During the second quarter of fiscal 2003, the Company and Adept mutually terminated the automation development alliance agreement. As a result of the termination, Adept issued the Company a promissory note of $1.0 million to pay off its outstanding obligation of the same amount to the Company. Adept paid the promissory note during the second quarter of fiscal 2004.

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

     The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of December 31, 2003.

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

     The following table presents the changes in the Company’s warranty reserve during the three and six months ended December 31, 2003 and 2002 (in millions):

Three Months Ended December 31, 2003:		Three Months Ended December 31, 2002:

Balance as of September 30, 2003	$41.9	Balance as of September 30, 2002	$66.2
Net provision (adjustment) for warranty	(0.1)	Net provision (adjustment) for warranty	4.2
Utilization of reserve	(3.2)	Utilization of reserve	(4.0)
Other	(2.2)	Other	0.4

Balance as of December 31, 2003	$36.4	Balance as of December 31, 2002	$66.8

Six Months Ended December 31, 2003:		Six Months Ended December 31, 2002:

Balance as of June 30, 2003	$52.4	Balance as of June 30, 2002	$73.6
Net provision (adjustment) for warranty	(3.8)	Net provision (adjustment) for warranty	6.6
Utilization of reserve	(10.0)	Utilization of reserve	(12.8)
Other	(2.2)	Other	(0.6)

Balance as of December 31, 2003	$36.4	Balance as of December 31, 2002	$66.8

Note 20. Convertible Notes

     On October 31, 2003, the Company completed the sale of $475 million aggregate principal amount of Zero Coupon Senior Convertible Notes due November 15, 2010, including the notes issued upon exercise of the purchasers’ over-allotment option of $75 million. Proceeds from the notes amounted to $462.5 million after issuance costs. The notes will not bear interest, have a zero yield-to-maturity, and will be convertible into the Company’s common stock at a conversion price of $4.94 per share. Each $1,000 principal amount will initially be convertible into 202.4291 shares of the Company’s common stock upon the satisfaction of certain conditions. Therefore, the notes are convertible in the aggregate into approximately 96.2 million shares of common stock. The Company has the right to redeem the notes beginning November 15, 2008. Holders of the notes may require the Company to repurchase the notes on November 15, 2008. Under certain circumstances, specifically, during any fiscal quarter commencing after December 31, 2003, if the closing sale price of our Common Stock exceeds 110% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter, holders may require the Company to repurchase the notes beginning the second quarter of fiscal 2004,. This has not occurred. The Company intends to use the net proceeds of the offering for general corporate purposes, including research and development programs, general working capital and possible future acquisitions and strategic investments.

     The Company filed a registration statement with the SEC on November 14, 2003 and amended the registration statement on December 12, 2003, with respect to the resale of the Notes and the common stock issuable upon the conversion of the Notes. The registration statement was declared effective by the SEC on December 12, 2003. The costs incurred in connection with the convertible notes are being amortized to interest expense over 5 years.

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

     These statements include: (i) statements or implications regarding the stabilization of our markets and current or future growth thereof; (ii) our expectations and beliefs regarding future average sales prices, costs and margins, as well as future restructuring costs and their impact on our financial results; (iii) statements regarding the completion of the Global Realignment Program and the expected level and timing of cost savings and other benefits to the Company from the same as well as the expected costs thereof; (iv) statements or implications regarding our execution and our ability to improve the same; and (v) any anticipation or guidance as to future industry or market conditions or as to our financial performance. Forward-looking statements also include, among others, all italicized portions of this Report.

     Management cautions that forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in such forward-looking statements. These risks and uncertainties include, among other things, the risks (i) our ongoing integration and restructuring efforts, including, among other things, the Global Realignment Program and associated facility closings and product transfers, may not be successful in achieving their expected benefits, may be insufficient to align our operations with customer demand and the changes affecting our industry, or may be more costly, disruptive or extensive than currently anticipated and/or may cause manufacturing delays, product quality problems, product shortages and other disruptions to our supply chain and ability to timely deliver product to our customers as and when requested; (ii) increasing pricing pressure, as the result of the economic slowdown, industry consolidation and competitive factors, may harm our revenue and profit margins; (iii) our research and development programs may be insufficient or too costly or may not produce new products, with performance, quality, quantity and price levels satisfactory to our customers; (iv) our ongoing efforts to reduce product costs to our customers, through, among other things, relocation, automation, improved manufacturing processes and product rationalization may be unsuccessful; and (v) our ability to predict future performance continues to be difficult. Further, our future business, financial condition and results of operations could differ materially from those anticipated by such forward-looking statements and are subject to risks and uncertainties including the risks set forth above. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. Forward-looking statements are made only as of the date of this Report and subsequent facts or circumstances may contradict, obviate, undermine or otherwise fail to support or substantiate such statements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform such statements to actual results or to changes in our expectations.

Results of Operations

Our Industries and Quarter Developments

     We are a worldwide leader in optical technology. We design and manufacture products for fiberoptic communications, as well as for markets where our core optics technologies provide innovative solutions for industrial, commercial and consumer applications. Our fiberoptic components and modules are deployed by system manufacturers for the telecommunications, data communications and cable television industries. We also offer products for display, security, medical/environmental instrumentation, decorative, aerospace and defense applications. We currently employ approximately 5,300 employees at 14 locations, principally located in North America, the Peoples Republic of China, France and the Netherlands.

     Our communications markets consist generally of:

•	Enterprise and storage equipment providers such as Cisco, Sun Microsystems and Hewlett Packard.
•	The telecommunications carriers: the regional Bell companies, or “RBOCS”; the long distance carriers, such as AT&T and MCI; international counterparts, such as British Telecom and Deutsche Telcom; and, to a growing extent, emerging carriers in North America and the rest of the world.
•	System and equipment providers to the communications network carriers: principally Nortel, Lucent, Alcatel, Ciena and Cisco.
•	Cable service providers such as Comcast and Time Warner.
•	System and equipment providers to the cable service providers, such as Scientific Atlanta.

     We supply a broad portfolio of optical components and modules to the equipment and system providers in each of these segments.

     Our Thin Film Products includes our thin film coating and bulk optics capabilities. Optical thin film coatings are microscopic layers of materials, such as silicon and magnesium fluoride, applied to the surface of a substrate, such as glass, plastic or metal, to alter its optical properties. Thin film coatings work by controlling, enhancing or modifying the behavior of light to produce specific effects such as reflection, refraction, absorption, abrasion resistance, anti-glare and electrical conductivity. This control is achieved as a result of the optical properties, number of layers and thickness of the thin film coatings in relation to wavelengths of light. The ability to control the behavior of light using thin film coatings plays a critical role in many industries and products.

     Our Thin Film Products Group or noncommunications markets consist generally of:

•	Display: optical components and front surface mirrors used in rear projection displays and plasma displays.
•	Custom Optics; medical/environmental intrumentation, high precision coated products, optical sensors for aerospace and defense applications and optical filters for medical instruments.
•	Light Interference Pigments: color shifting utilized in security products and decorative surface treatments. Pigments are used to inhibit counterfeiting of currencies and other valuable documents.
•	Lasers: lasers subsystems are used in biotechnology, graphic arts and imaging, semiconductor processing, material processing and other laser based applications and markets.

      Overall, our communications markets are notable for, among other things, their high concentration of customers at each level of the industry, as well their extremely long design cycles. One consequence of a highly concentrated customer base is systemic pricing pressure at each level of the industry. Large capital investment requirements, long return on investment periods, uncertain business models and complex regulatory hurdles, among other things, currently combine to limit opportunities for new carriers to emerge. Thus, we expect that high customer concentration and its attendant pricing pressure and other effects on our markets will remain for the foreseeable future. Long design cycles mean that considerable resources must be spent to design and develop new products with limited visibility relative to the ultimate market opportunity for the products (pricing and volumes) or the timing thereof. As the supplier of components and modules to this industry, we feel the effects most acutely, as system designs must first be initiated at the carrier level, communicated to the systems provider and then communicated to us and our competitors. During system design periods, shifts in economic, industry, customer or consumer conditions could and often do cause redesigns, delays or even cancellations to occur with their concomitant costs to those involved. Communications industry design cycles are often devastating for companies without the financial and infrastructural resources to sustain the long periods between project initiation and revenue realization. Our noncommunications or Thin Film Products, while more diverse, share some of the customer concentration and design cycle attributes of our communications markets.

     We are working aggressively to expand our distribution channels for several of our core competencies in these areas to, among other things, reduce our exposure to customer concentration and long design cycles across our company.

     Major business developments during the second quarter of fiscal 2004 include:

•	We continue to align our organization by identifying key positions for staffing or reduction.

•	Our revenues during the quarter increased sequentially reflecting signs of market stabilization and an increased focus on operational execution.

•	Our SG&A and R&D expenses have declined sequentially reflecting the benefit from the cost reduction initiatives we have undertaken.

•	We classified a facility as held for sale and recorded a reduction in the value of our assets held for sale of $38.4 million to reflect changes in market conditions.

•	We recently announced that the Global Realignment Program is substantially complete, as we have completed the fundamental resizing of our Company. We will continue to realign as it relates to operational improvements and customer focused requirements. This will involve investment and divestiture in specific, focused areas. We expect to incur further restructuring and other realignment expenses related to these actions. At December 31, 2003 we have outstanding restructuring obligations of approximately $90.5 million, the majority of which relate to lease obligations on restructured facilities. Our restructuring obligations are net of sub-lease income or lease settlement estimates of approximately $90.5 million. Any future changes in market conditions or if settlements are different then our estimates, we will experience changes in our restructuring obligations.

•	We realized a gain on the sale of marketable public securities of approximately $19.6 million. We expect to continue to sell a portion of our marketable securities, however, we currently do not have a systematic plan for the sale of our marketable securities. The fair value of our marketable securities at December 31, 2003 is approximately $90.6 million.

•	On October 31, 2003, we completed the sale of $475 million aggregate principal amount of Zero Coupon Senior Convertible Notes due in 2010. Net proceeds from the sale of the Notes were approximately $462.5 million.

•	In November our Stockholders approved a new broad based equity plan.

Net Revenue:

				Percentage				Percentage
	Three Months Ended		Change*	Change	Six Months Ended		Change*	Change

	December 31,	December 31,			December 31,	December 31,
	2003	2002			2003	2002

Net revenue	$152.6	$156.6	$(4.0)	(3)%	$300.0	$349.6	$(49.6)	(14)%

*Primary reasons for change: Declines due to lower demand for our communications products, and to a lesser extent our noncommunications products, and lower average selling prices resulting from industry consolidation decreases in network deployment and capital spending by telecommunications carriers, which in turn caused our customers to reduce their inventory levels, and hence, their need for our products. Declines in our non-communications revenue is primarily due to declines in display revenue.

Notes:

•	Net revenue during the second quarter of fiscal 2004 and the six months ended December 31, 2003, reflected $0.4 million of cancellation revenue, compared to $3.6 million in the second quarter of fiscal 2003 and $23.3 million in the six months ended December 31, 2002.

•	Net revenue from our Communications Product Group accounted for 51% of our total net revenue during the second quarter of fiscal 2004 as compared to 48% during the second quarter of fiscal 2003. Communications Product Group accounted for 51% of total net revenues in the first six months of fiscal 2004, as compared to 53% during the first six months of fiscal 2003.

•	Net revenue from our Thin Film Product Group accounted for 49% of our total net revenue during the second quarter of fiscal 2004 as compared to 52% during the second quarter of fiscal 2003. Thin Film Product Group accounted for 49% of total net revenues in the first six months of fiscal 2004, as compared to 47% during the first six months of fiscal 2003. We expect our Thin Film Products Group net revenue to continue to account for a significant portion of our total net revenue.

•	For the second quarter of fiscal 2004, no customers accounted for more than 10% of our total net revenue. Sales to Cisco and to contract manufacturers on Cisco’s behalf totaled 12% of total net revenue for the second quarter. Cisco is a customer of our Communications Products Group. For the second quarter of fiscal 2003, Texas Instruments accounted for 15% of our total net revenue. Texas Instruments is a customer of our Thin Film Products Group.

•	Net revenue from customers outside North America represented 32%, 33%, 29% and 29% of total net revenue in the three and six month periods ended December 31, 2003 and 2002, respectively. We expect revenue from international customers to continue to be an important part of our overall revenue.

•	Please refer to the “Operating Segment Information” section below for further discussions with respect to net revenue and operating results for each of our operating segments.

Comment and analysis:

     During the second quarter, our net revenues of $152.6 million were approximately 4% higher than our net revenues for the first quarter of fiscal 2004, with second quarter revenues remaining largely evenly balanced between our Communications Products Group and our Thin Film Products Group. The increased revenue over the prior quarter is attributable largely to volume increases across our product portfolio. Based on, among other things, instances of customer requests for shorter lead times as well as a growing trend of customers purchasing based on forecasts as opposed to upon order receipt, we believe we are seeing signs of stability in our Communications Products Group markets. Relying on these data, we believe that improvements in our execution will be a more significant contributor to our near term Communications Product Group revenue growth than changes in market conditions. Execution difficulties, actual order volumes exceeding planned levels, and including, among other things, factory and product transitions initiated as part of our Global Realignment Program, are creating not only missed revenue opportunities, but also planning and delivery uncertainty, supply chain constraints, reallocation of internal resources from product development to execution remediation, incremental costs, protracted lead times, and customer dissatisfaction. Improving our overall execution will be a continuing priority for the foreseeable future.

Gross Margin:

	Three Months Ended		Change*	Six Months Ended		Change**

	December 31,	December 31,		December 31,	December 31,
	2003	2002		2003	2002

Gross margin	$34.3	$(14.4)	$48.7	$66.1	$(6.4)	$72.5
Percentage of revenue	22%	(9)%		22%	(2)%

*Primary reasons for change: Improvements due to (i) a decline in personnel-related expenses of approximately $19 million as a result of workforce reductions, site closures, product transfers to both lower cost locations and contract manufacturers (ii) $6.6 million of write-downs of excess and obsolete inventories in the current quarter, as compared to $16.5 million in the prior-year period; (iii) a decrease in warranty expense of $6.7 million compared to the prior-year period as a result of lower revenues and settlement and adjustments to warranty requirements; and (iv) a reduction in acquisition related stock compensation charges of $4.5 million. These favorable impacts to gross margin were partially offset by the following: (i) contract cancellation revenue of $0.4 million in the current quarter compared to $3.6 million in the prior-year period; and (ii) a decrease in the consumption of inventory previously written off as excess or obsolete for the three months ended December 31, 2003 of $2.1 million as compared to the prior year period; and (iii) continued decline in average selling prices of our products resulting from continuing pricing pressures from our customers, and a less favorable product mix.

**Primary reasons for change: Improvements due to (i) a decline in personnel-related expenses of approximately $46 million as a result of workforce reductions, site closures, product transfers to both lower cost locations and contract manufacturers and other cost cutting measures implemented under our Global Realignment Program; (ii) $9.5 million of write-downs of excess and obsolete inventories during the six month period ended December 31, 2003, as compared to $35.4 million in the prior-year period; (iii) a decrease in warranty expense of $14.3 million as compared to the prior-year period primarily the result of lower warranty requirements on certain products; and (iv) a reduction in acquisition related stock compensation charges of $9.8 million. These favorable impacts to gross margin were partially offset by the following: (i) $0.4 million in contract cancellation revenue during the current six months compared to $23.2 million in the prior-year period; (ii) decreases in the consumption of inventory previously written off as excess or obsolete for the six months ended December 31, 2003 of $10.6 million as compared to the prior year period; and (iii) continued decline in average selling prices of our products and less favorable product mix.

Comment and analysis:

     Gross margin for the second quarter was approximately 22% which is consistent with the previous quarter. Sustaining average selling price declines and unfavorable shifts in our product mix continued to strain revenue associated with volume increases in the second quarter. We believe this pricing pressure may be indicative of fundamental changes in our communications industries resulting from increased product commoditization and industry consolidation. Looking ahead, we expect this strain to moderate somewhat, as we believe that lead-time improvement trends should in general help stabilize pricing. However, we expect gross margin pressures to remain for the foreseeable future, and we are focused on actions designed to optimize our cost structure and improve our gross margins.

Research and Development:

	Three Months Ended		Change*	Six Months Ended		Change**

	December 31,	December 31,		December 31,	December 31,
	2003	2002		2003	2002

Research and development	$24.1	$40.1	$16.0	$48.8	$84.8	$36.0
Percentage of revenue	16%	26%		16%	24%

*Primary reasons for change: The decrease was primarily due to the cost savings resulting from our Global Realignment Program, which included the elimination of certain product development programs as well as workforce reductions resulting in savings of approximately $7 million. In addition, the decline was attributable to (i) a decline in acquisition related stock compensation charges of $2.4 million; and (ii) a decline of approximately $1.4 million for facilities and occupancy related expenses due to the write-downs of property, plant and equipment as a result of our quarterly impairment reviews, site consolidations and the removal and disposal of property, plant and equipment under the Global Realignment Program.

**Primary reasons for change: The decrease was primarily due to the cost savings resulting from our Global Realignment Program, which included the elimination of certain product development programs as well as workforce reductions resulting in savings of approximately $16 million. In addition, the decline was attributable to a decline in acquisition related stock compensation charges of $5.2 million and a reduction in facilities and occupancy related costs of approximately $3.7 million.

Comment and analysis:

     During the second quarter we continued to reduce our overall research and development costs. However, we believe that investment in R&D is critical to attaining our strategic objectives. Recently, in response to our execution challenges we have, in the short term, devoted significant engineering resources to assist with production, quality and delivery challenges. In the short term, this is having some negative impact on our new product development activities. Despite our continued efforts to reduce expenses, there can be no assurance that our R&D expenses will continue to decline in future quarters. In addition, there can be no assurance that such expenditures will be successful or that improved processes or commercial products, at acceptable volumes and pricing, will result from our investment in R&D.

Selling, General and Administrative Expense:

	Three Months Ended		Change*	Six Months Ended		Change**

	December 31,	December 31,		December 31,	December 31,
	2003	2002		2003	2002

Selling, general and administrative	$36.8	$73.2	$36.4	$77.8	$139.0	$61.2
Percentage of revenue	24%	47%		26%	40%

*Primary reasons for change: The decrease was primarily due to: (i) a decline of $15 million of charges other than restructuring associated with our Global Realignment Program; (ii) a reduction in facility and occupancy related costs of approximately $11.2 million due to the write-downs of property, plant and equipment as a result of our quarterly impairment reviews, site consolidations and the removal and disposal of property, plant and equipment under the Global Realignment Program; (iii) a decline in personnel-related expenses of approximately $10 million resulting from workforce reductions, site closures and other cost cutting measures implemented under our Global Realignment Program; and (iv) a decline in acquisition related stock compensation charges of $5.4 million. These expense reductions were offset in part by increases in outside services related to legal, Sarbanes Oxley compliance and annual shareholder meeting costs.

**Primary reasons for change: The decrease was primarily due to: (i) a decline of $23 million of charges other than restructuring associated with our Global Realignment Program; (ii) a reduction in facility and occupancy related costs of $22.9 million due to the write-downs of property, plant and equipment as a result of our quarterly impairment reviews, site consolidations and the removal and disposal of property, plant and equipment under the Global Realignment Program; (iii) a decline in personnel-related expenses of approximately $15 million as a result of workforce reductions, site closures and other cost cutting measures implemented under our Global Realignment Program; and (iv) a decline in acquisition related stock compensation charges of $13 million. These expense reductions were offset in part by increases in outside services related to legal, Sarbanes Oxley compliance and annual shareholder meeting costs.

Comment and analysis:

     Despite our continued efforts to reduce expenses, we continue to incur comparatively high levels of SG&A expense as a percentage of our net revenue. Our SG&A levels remain high, to a major extent, as a result of our historic levels of operations and related complexity. In March 2001, we employed approximately 29,000 persons at 41 sites (excluding sales offices). As of December 31, 2003, we employed approximately 5,300 persons, at 14 sites (excluding sales offices). As we have reduced the number of our locations, we have made significant progress in reducing our SG&A expense. However, additional effort remains to align our SG&A levels to our current and expected operations, which alignment will be crucial to our recovery and we may not be successful in this effort. Also, we expect to incur additional SG&A expenses as we implement the requirements of the Sarbanes-Oxley Act of 2002, in particular, Section 404 thereof, which requires management to report on, and our independent auditors to attest to, our internal controls. For our upcoming fiscal year end, there can be no assurance that our SG&A expense will continue to decline in the future or that, more importantly, we will develop a cost structure (including our SG&A expense), which will lead to profitability under current and expected revenue levels.

Amortization of Purchased Intangibles:

	Three Months Ended		Change	Six Months Ended		Change*

	December 31,	December 31,		December 31,	December 31,
	2003	2002		2003	2002

Amortization of intangibles	$3.9	$3.8	$0.1	$7.8	$12.2	$4.4

*Primary reasons for change: The decrease was primarily due to the write-downs of the carrying amount of purchased intangibles as a result of impairment charges recorded in prior periods. Please refer to the “Reduction of Other Long-Lived Assets” section below for further discussion of the impairment charges related to our purchased intangibles.

Acquired In-Process Research and Development:

     No charges for acquired in-process research and development (“IPR&D”) were recorded during the second quarters of fiscal 2004 or 2003. During the six month period ended December 31, 2002, we recorded IPR&D charges of $0.4 million related to our acquisition of OptronX’s transceiver/transponder unit. The amount was expensed on the acquisition date because the acquired technology had not yet reached technological feasibility and had no future alternative uses.

Reduction of Goodwill:

	Three Months Ended		Change	Six Months Ended		Change

	December 31,	December 31,		December 31,	December 31,
	2003	2002		2003	2002

Reduction of goodwill:	$—	$1.3	$1.3	$—	$225.7	$225.7

Comment and analysis:

     During the three and six months ended December 31, 2003, we recorded no impairment charges in accordance with SFAS No. 142. During the three and six months ended December 31, 2002, we recorded $1.3 million and $225.7 million, respectively, of impairment charges in accordance with SFAS No. 142.

Three Months Ended September 30, 2002:

     As part of our quarterly review of financial results in the first quarter of fiscal 2003, we noted indicators that the carrying value of our assets including goodwill may not be recoverable and performed an additional impairment review. The impairment review was performed because of the prolonged economic downturn affecting our operations and revenue forecasts. As we determined that the continued decline in market conditions within our industry was significant and prolonged, we evaluated the recoverability of our assets including goodwill in accordance with SFAS No. 142.

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

     The following table summarizes the impairment charges recorded during fiscal 2003 (in millions):

Reporting Units(1)

Communications Products Group:
Components	$54.6
Subsystems	28.7
Transmission	142.4

Total	$225.7

(1)	During the first quarter of fiscal 2004, the names of certain reporting units were changed to reflect product line changes within these units. The table above reflects the current names for these reporting units.

Reduction of Other Long-Lived Assets:

	Three Months Ended		Change	Six Months Ended		Change

	December 31,	December 31		December 31,	December 31
	2003	2002		2003	2002

Assets held and used:
Purchased intangibles (other than goodwill)	$—	$—	$—	$—	$68.6	$(68.6)
Property, plant and equipment	—	—	—	5.0	79.1	(74.1)

	Three Months Ended		Change	Six Months Ended		Change

	December 31,	December 31		December 31,	December 31
	2003	2002		2003	2002

Assets held for sale:
Property, plant and equipment	38.4	—	38.4	38.3	6.9	31.4

Total reductions of other long-lived assets	$38.4	$—	$38.4	$43.3	$154.6	$(111.3)

Comment and analysis:

     During the three and six months periods ended December 31, 2003 and 2002, the Company recorded $38.4 million, $43.3 million, $0 and $154.6 million, respectively, of reductions in the carrying value of its long-lived assets and assets held for sale, principally facilities, in accordance with SFAS No. 144. These charges excluded asset write-downs associated with the Global Realignment Program (see Note 12).

Three and Six Months Ended December 31, 2003:

Assets Held and Used:

     During the first six months of fiscal 2004, as a result of the adoption of FIN 46 with respect to two properties under a synthetic lease agreement, the Company recognized a $5 million impairment charge related to the Melbourne, Florida property. The Company noted no indicators of impairment during the first quarter of fiscal 2004 related to the Company’s remaining long-lived assets, including purchased intangibles.

Assets Held for Sale:

     During the three and six months ended December 31, 2003, the Company adjusted the carrying value of certain North American assets classified as held for sale.

Three and Six Months ended December 31, 2002:

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

Assets Held for Sale:

     During the three and six months ended December 31, 2003, the Company classified certain properties as assets held for sale. In accordance with SFAS 144, the Company recorded total impairment charges of $38.4 million, representing the amount by which the carrying value of the properties exceeded fair value less cost to sell. During the three and six months ended December 31, 2002, the Company classified certain property and equipment as assets held for sale in connection with the sales of its SIFAM and Cronos subsidiaries. In accordance with SFAS No. 144, the Company recorded total impairment charges of $6.9 million, representing the amount by which the carrying value of the property and equipment exceeded fair value less cost to sell.

Global Realignment Program Charges:

	Three Months Ended		Change	Six Months Ended		Change

	December 31,	December 31,		December 31,	December 31,
	2003	2002		2003	2002

Restructuring charges	$9.4	$75.8	$(66.4)	$5.8	$98.8	$(93.0)

Comment and analysis:

     In April 2001, we initiated the Global Realignment Program, under which we began restructuring our business in response to the economic downturn. Since inception, we have implemented 9 phases of restructuring activities and recorded total restructuring charges of $651.4 million. In addition, we incurred charges other than restructuring of $478.8 million related to the Global Realignment Program (of which $0.6 million, $16.8 million, $4.0 million and $28.9 million were recorded during the three and six month periods ended December 31, 2003 and 2002, respectively. Please refer to “Note 12. Global Realignment Program Charges” of the Notes to Condensed Consolidated Financial Statements for a detailed discussion on these charges associated with our Global Realignment Program.

     Under the Global Realignment Program, we have consolidated and reduced our manufacturing, research and development, sales and administrative facilities in North America, Europe and Asia-Pacific. The total number of sites and buildings closed is 29. Based on the decisions made through the end of the second quarter of fiscal 2004, the Company expects to have reduced its total workforce by approximately 19,900 employees upon the completion of the Global Realignment Program. As of December 31, 2003, 19,759 employees have been terminated.

     The Company’s ability to generate sublease income, as well as its ability to terminate lease obligations at the amounts estimated, is highly dependent upon the economic conditions, particularly commercial real estate market conditions in certain geographies, at the time we negotiate the lease termination and sublease arrangements with third parties. While the amount the Company has accrued represents the best estimate of the remaining obligations it expects to incur in connection with these plans, estimates are subject to change. Routine adjustments are required and may be required in the future as conditions and facts change through the implementation period. The Company has estimated the cost of exiting and terminating the facility leases based on the contractual terms of the agreements and real estate market conditions. It is possible that changes will be made in the future to the accrual due to the continued deterioration of the commercial real estate market, primarily in the U.S. The Company’s restructuring obligations are net of sub-lease income or lease settlement estimates of approximately $90 million. If adverse macroeconomic conditions continue, particularly as they pertain to the commercial real estate market, the Company may be required to reduce estimated future sublease income and adjust the estimated amounts of future settlement agreements, and accordingly, increase estimated cost to exit certain facilities. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2013.

     The Global Realignment Program is substantially complete. Since its inception, we have reduced our annual expenses to date by approximately $1.2 billion. We expect that, when completed, through the Global Realignment Program, we will have reduced our annual costs by approximately $1.3 billion when compared to our cost levels when the program began. We estimate that the total cost of the Global Realignment Program will be approximately $1.2 billion and any remaining costs are expected to be minimal.

     The Global Realignment Program represents our concerted efforts to respond to economic uncertainty of our industry. However, these efforts may be insufficient. The Global Realignment Program may not be successful in achieving the expected cost reductions or other benefits, may be insufficient to align our operations with customer demand and the changes affecting our industry, or may be more costly or extensive than currently anticipated. Even if the Global Realignment Program is successful and meets our current cost reduction goals, our revenue must continue to increase substantially in the future for us to be profitable.

     Looking forward, as we move from a set program of restructuring toward targeted customer-driven productivity improvements, we expect to see opportunities to further reduce costs.

Interest and Other Income, Net:

	Three Months Ended		Change*	Six Months Ended		Change*

	December 31,	December 31,		December 31,	December 31,
	2003	2002		2003	2002

Interest and other income, net	$8.5	$6.6	$1.9	$11.4	$19.5	$(8.1)

*Primary reasons for change: The increase in the second quarter of fiscal 2004 over the prior-year period was primarily attributable to the increase in interest income as a result of higher average daily cash and investment balances from the cash provided by the Company’s Convertible Debt Offering and foreign exchange gains. The decrease for the six months ended December 31, 2003 as compared to the six months ended December 31, 2002 is primarily attributable to lower interest rates in 2003. Going forward, amortization of the cost incurred for the issuance of the Company’s Convertible Debt will reduce net interest income by approximately $0.6 million per quarter.

Loss on Sale of Subsidiaries:

	Three Months Ended		Change*	Six Months Ended		Change*

	December 31,	December 31,		December 31,	December 31,
	2003	2002		2003	2002

Loss on sale of subsidiaries	$—	$0.5	$0.5	$—	$0.5	$0.5

*Primary reasons for change: The decreases in the three and six month periods ended December 31, 2003 over the comparable prior-year periods were attributable to the sales of two subsidiaries. The following table summarizes the net loss the Company realized on the sales of the two subsidiaries during the second quarter of fiscal 2003 (in millions):

Gain on sale of Cronos	$0.2
Loss on sale of SIFAM	(0.7)

Total	$(0.5)

Gain on Sale of Investments:

	Three Months Ended		Change*	Six Months Ended		Change*

	December 31,	December 31,		December 31,	December 31,
	2003	2002		2003	2002

Gain on sale of investment	$19.6	$1.3	$18.3	$20.2	$2.8	$17.4

*Primary reasons for change: These gains during fiscal 2004 periods are primarily the result of the sale of marketable public securities. We expect to continue to sell a portion of our marketable securities, however, we currently do not have a systematic plan for the sale of our marketable securities. The fair value of our marketable securities at December 31, 2003 is approximately $90 million

Reduction in Fair Value of Investments:

	Three Months Ended		Change*	Six Months Ended		Change*

	December 31,	December 31,		December 31,	December 31,
	2003	2002		2003	2002

Reduction in fair value of investments	$(1.1)	$(8.8)	$7.7	$(2.3)	$(27.9)	$25.6

*Primary reasons for change We periodically review our investments for impairment. In the event the carrying value of an investment exceeds its fair value and the decline in fair value is determined to be other-than-temporary, we write down the value of the investment to its fair value. The Company recorded $8.8 million of reductions in fair value of certain non-marketable investments in the second quarter of fiscal 2003. The Company recorded a reduction of $19.1 million in its investment in Adept Technology in the six months ended December 31, 2002 .

Comment and analysis:

     Should the fair value of our investments continue to decline in the future, we may be required to record additional charges if the decline is determined to be other-than-temporary.

Loss on Equity Method Investments:

	Three Months Ended		Change	Six Months Ended		Change

	December 31,	December 31,		December 31,	December 31,
	2003	2002		2003	2002

Loss on equity method investments	$(4.7)	$(4.0)	$(0.7)	$(5.9)	$(6.5)	$0.6

Comment and analysis:

     We recorded losses on our equity method investments representing our pro-rata share of net losses. Our equity investments include four venture capital funds and three direct investments.

Income Tax Expense (Benefit):

	Three Months Ended		Change*	Six Months Ended		Change*

	December 31,	December 31,		December 31,	December 31,
	2003	2002		2003	2002

Income tax expense (benefit)	$2.5	$0.9	$(1.6)	$(10.4)	$0.9	$(11.3)

*Primary reasons for change: The income tax expense recorded for the three months ended December 31, 2003 differs from the expected tax benefit that would be calculated by applying the federal statutory rate to the loss before income taxes primarily due to the net effect of increases in our valuation allowance for deferred tax assets and a $2.0 million income tax expense recorded as a result of gains realized from sales of available-for sale investments. The tax benefit for the six months ended December 31, 2003 resulted primarily from appreciation in the carrying value of certain publicly traded securities designated as available-for-sale investments which allowed us to record a tax benefit for the domestic operating losses sustained during the six months ended December 31, 2003.

Comment and analysis:

Due to the continued economic uncertainty in the industry, the Company has recorded deferred tax assets as of December 31, 2003 only to the extent of deferred tax liabilities. Fluctuations in the value of our available-for-sale marketable public securities may create volatility in the income tax provision (benefit) we record in future quarters.

Operating Segment Information:

Communications Product Group:

				Percentage				Percentage
	Three Months Ended		Change*	Change	Six Months Ended		Change*	Change

	December 31,	December 31,			December 31,	December 31,
	2003	2002			2003	2002

Net Revenue	$77.8	$74.7	$3.1	4%	$152.1	$183.7	$(31.6)	(17)%
Operating income (loss)	$(9.4)	$(71.5)	$62.1		$(20.2)	(130.2)	$110.0

*Primary reasons for change The increase in Communication Products Group revenue for the three month period reflects a slight increase in customer demand in the second quarter of fiscal 2004. The decline in revenue for the six month period was primarily due to lower demand for our communications products and lower average selling prices caused by the continued slowdown in our industry, which resulted in a decrease in network deployment and capital spending by telecommunications carriers. This in turn caused our customers to reduce their inventory levels.

Thin Film Products Group:

				Percentage				Percentage
	Three Months Ended		Change*	Change	Six Months Ended		Change*	Change

	December 31,	December 31,			December 31,	December 31,
	2003	2002			2003	2002

Net Revenue	$74.8	$81.9	$(7.1)	(9)%	$147.9	$165.9	$(18.0)	(11)%
Operating income	$11.5	$11.5	$—		$20.5	$26.3	$(5.8)

*Primary reasons for change: The decline in revenue for the Thin Films Product Group was primarily attributable to lower demand for our display products and optically variable pigments. The Company expects the Thin Film Products Group to continue to provide a significant portion of the Company’s revenue.

Liquidity and Capital Resources

     As of December 31, 2003, we had a combined balance of cash, cash equivalents and short-term investments of $1,647.6 million, an increase of $413.5 million from June 30, 2003. Our total debt outstanding, including capital lease obligations, was $470.8 million at December 31, 2003.

     Operating activities used $69.7 million in cash during the six months ended December 31, 2003, primarily resulting from: (i) our net loss adjusted for non-cash items including non-cash tax benefit associated with unrealized gain on publicly traded securities, depreciation and amortization, stock-based compensation expense, cumulative effect of an accounting change, reductions of goodwill and other long-lived assets, gains and losses on our investments; (ii) an increase in inventory; (iii) a decrease in accounts payable and accrued payroll resulting from the payment of such obligations; and (iv) decrease of other liabilities of $62.6 million, partially resulting from reductions of approximately $35 million associated with our Global Realignment program accrual, the utilization and settlement of warranty obligations of $16 million and the reduction of other current liabilities of $21 million due to settlement and payment of obligations. These items were partially offset by a decrease in accounts receivable and tax refunds received. We expect to continue to see an increase in inventory purchases and consume between $70 million and $80 million in cash during fiscal 2004 for cash payments under the Global Realignment Program.

     Accounts receivable decreased during the six months ended December 31, 2003 due to improved collection activity. Days sales outstanding in accounts receivable was 54 days at December 31, 2003, as compared to 55 days at June 30, 2003.

     We collected $14.6 million in tax refunds and expect to collect $25 million during the third quarter of fiscal 2004. Inventory levels increased $2.0 million at December 31, 2003 as compared to June 30, 2003, and we expect inventory purchases to increase in part to satisfy customer lead time requirements.

     Cash generated by investing activities was $13.6 million during the six months ended December 31, 2003, primarily resulting from the sale of fixed assets, partially offset by purchases of property, plant and equipment, including the purchase of properties formerly under a synthetic lease agreement for $44.7 million. Partially offsetting these expenditures were net maturities of available for sale investments and proceeds of $17.9 million from the sale of a facility in Taiwan and our corporate airplane. We expect to incur capital spending of approximately $80 million in fiscal 2004 (including the $44.7 million purchase of the properties in the first quarter of fiscal 2004 formerly under a synthetic lease agreement), compared to $47.2 million in fiscal 2003.

     Our investments of surplus cash are made in accordance with an investment policy approved by our Board of Directors. In general, our investment policy requires that securities purchased and held be rated A1/P1, MIG-1, AA-/Aa3 or better. No securities may have an initial maturity that exceeds 36 months, and the average duration of our investment portfolio may not exceed 18 months. At any time, no more than 10% of the investment portfolio may be concentrated in a single issuer other than the U.S. or Canadian government.

     Our financing activities for the six months ended December 31, 2003 provided cash of $469.8 million, resulting primarily from the Issuance of $475 million in Zero Coupon Senior Convertible Notes. See “Note 20. Convertible Debt” of the Notes to Condensed Consolidated Financial Statements for additional information regarding the issuance and terms of the convertible notes.

     We expect to use approximately $100.0 to $125.0 million in cash in fiscal 2004, exclusive of amounts required relating to our acquisition and investment activities and proceeds of the convertible debt offering during the fiscal year and including expected net tax refunds to be received and cash payments under the Global Realignment Program. However, possible investments in or acquisitions of complementary businesses, products or technologies may require the use of additional cash. Moreover, due to the continued industry slowdown and our Global Realignment Program, we have in recent periods consumed, and we expect to continue to consume, portions of our cash reserves to fund our operations. The amounts consumed to date, together with the amounts currently anticipated to be spent, are not expected to materially impair our financial condition.

     We believe that our cash balances and investments will be sufficient to meet our liquidity and capital spending requirements at least through the next 12 months.

Employee Stock Options

Stock Option Program Description:

     Our stock option program is a broad-based, long-term retention program that is intended to attract and retain employees and align stockholder and employee interests.

     On November 6, 2003, the Company’s stockholders approved the Company’s 2003 Equity Incentive Plan (the “2003 Plan”). Pursuant to Section 3(a) of the 2003 Plan, and in accordance with the registration requirements of the Securities Act of 1933, as amended, the Company registered 140 million shares which will be reserved for issuance under the 2003 Plan. Further, as a result of receiving stockholder approval of the 2003 Plan, (i) the Company’s right to issue options under the Company’s 1993 Amended and Restated Flexible Stock Incentive Plan (the “1993 Plan”) immediately ceased effective November 6, 2003, and (ii) all shares of the Company’s common stock associated with such options ceased to be available for issuance effective as of such date. The stockholders’ action did not affect any of the options currently outstanding under the 1993 Plan, all of which remain outstanding in accordance with their terms.

     As of December 31, 2003, we have available for issuance 144.2 million shares of common stock underlying options for grant primarily under the JDS Uniphase Corporation 2003 Equity Incentive Plan. The exercise price is generally equal to the fair value of the underlying stock at the date of grant. Options generally become exercisable over a four-year period and, if not exercised, expire from five to ten years. Substantially all of our employees participate in our stock option program.

Distribution and Dilutive Effect of Stock Options:

     The following table presents certain information regarding stock options granted to employees, including officers:

	FY 2004
	YTD	FY 2003	FY 2002

Grants (1) to employees, including officers, as % of outstanding shares	1.4%	1.8%	3.4%
Grants to Senior Executive Officers (2) as % of total options granted	15.4	12.8	6.6
Grants to Senior Executive Officers as % of outstanding shares	0.2	0.2	0.2
Outstanding options held by Senior Executive Officers as % of total outstanding options	14.3	12.3	11.4

(1)	Grants exclude options assumed in connection with acquisitions.

(2)	For the first six months of fiscal 2004, Senior Executive Officers included two Chief Executive Officers (Jozef Straus retired on September 1, 2003, at which time Kevin J. Kennedy was appointed our new Chief Executive Officer), our Chief Operating Officer and Chief Financial Officer. As our Chief Operating Officer, Syrus P. Madavi, resigned on October 17, 2003, the second quarter of fiscal 2004 included only one Chief Executive Officer and Chief Financial Officer.

General Stock Option Information:

     The following table presents our option activities through the end of the second quarter of fiscal 2004 (in thousands, except weighted-average exercise price):

		Options Outstanding

	Options		Weighted-
	Available for	Number of	Average
	Grant	Options	Exercise Price

June 30, 2002	67,606	152,574	$26.11
Increase in authorized shares	7,226	—	—
Granted	(26,108)	26,108	2.63
Canceled	26,033	(30,734)	21.91
Exercised	—	(4,081)	1.39
Expired	8,688	(23,603)	35.34

June 30, 2003	83,445	120,264	21.12
Increase in authorized shares	140,000	—	—
Granted	(19,752)	19,752	3.03
Restricted stock award	(68)	—	—
Canceled	4,720	(5,112)	12.37
Exercised	—	(1,181)	2.14
Expired	(66,107)	(8,753)	35.02

December 31, 2003	142,238	124,970	17.82

     The following table summarizes certain information regarding outstanding options as of December 31, 2003 (in thousands, except years and weighted-average exercise price):

	Options Outstanding			Options Exercisable

		Weighted-Average
	Number of	Remaining		Number of
Range of Exercise	Options	Contractual Life	Weighted-Average	Options	Weighted- Average
Prices	Outstanding	(in years)	Exercise Price	Exercisable	Exercise Price

$0.00-0.00	27	6.7	$0.00	27	$0.00
0.04-0.04	68	6.7	0.04	68	0.04
0.25-0.35	87	0.9	0.34	87	0.34
0.60-0.86	1,998	2.5	0.78	1,998	0.78
0.95-1.39	1,078	3.6	1.18	1,078	1.18
1.45-2.14	3,272	4.8	1.89	3,230	1.89
2.18-3.27	34,185	7.1	2.85	4,471	2.74
3.28-4.82	19,009	6.0	3.81	8,329	3.92
4.98-7.37	6,286	3.7	6.56	6,042	6.58
7.50-11.19	10,852	5.6	8.92	6,307	8.99
11.29-16.93	11,093	4.5	14.95	7,992	15.16
16.94-24.63	17,085	3.7	20.71	16,437	20.78
25.63-35.81	4,135	5.4	29.34	3,788	28.96
38.50-57.31	3,845	5.2	50.75	3,374	50.84
58.56-87.63	6,197	6.0	69.82	5,184	69.81
88.00-131.81	5,662	4.6	111.08	5,093	111.23
132.31-146.53	91	4.2	137.72	85	137.72

	124,970			73,590

Senior Executive Options:

     The following table summarizes stock options granted to the Senior Executive Officers during the first six months of fiscal 2004:

	Individual Grants

					Potential Realizable Value at
	Number of				Assumed Annual Rates of Stock
	Securities	% of Total			Price Appreciation for
	Underlying	Options			Option Term (3)
	Options	Granted to	Exercise Price	Expiration
	Granted	Employees (1)	Per Share (2)	Date	5%	10%

Kevin J. Kennedy, Ph.D Chief Executive Officer	2,000,000	10.2%	$3.45	08/31/2011	$3,294,443	$7,890,763
Jozef Straus, Ph.D. Director and CEO, Emeritus	750,000	3.8	2.95	07/29/2011	1,000,966	2,449,806
Syrus P. Madavi Former President and Chief Operating Officer	—	—	—	—	—	—
Ronald C. Foster Executive Vice President and Chief Financial Officer	300,000	1.5	2.95	07/29/2011	400,386	979,922

(1)	Based on a total of 19.8 million options granted to our employees, including the Senior Executive Officers, during the first six months of fiscal 2004.

(2)	The exercise price per share of options granted represents the fair market value of the underlying shares of common stock on the date the options were granted.

(3)	Stock price appreciation of 5% and 10% from the date of grant over a period of ten years is assumed pursuant to the rules promulgated by the Securities and Exchange Commission and does not represent our prediction of the future stock price performance.

     The following table presents certain information regarding option exercises and outstanding options for the Senior Executive Officers during the first six months of fiscal 2004:

			Number of Securities
			Underlying Unexercised		Values of Unexercised
			Options as of		"In-the-Money" Options as of
			December 31, 2003		December 31, 2003 (1)
	Shares Acquired on	Value
	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Kevin J. Kennedy, Ph.D.	—	$—	40,777	2,012,223	$20,137	$700,000
Jozef Straus, Ph.D.	—	—	10,779,202	2,168,750	91,875	913,125
Syrus P. Madavi	—	—	2,100,000	—	2,901,000	—
Ronald C. Foster	—	—	—	800,000	—	750,000

(1)	The value of “in-the-money” stock options represents the positive spread between the exercise price of stock options and the fair market value of the shares subject to such options as of the end of the first quarter of fiscal 2004.

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

Scion:

     The products under development at the time of acquisition were comprised of advanced integrated waveguide devices. We have incurred post-acquisition costs of $2.2 million to date and estimate that an additional investment of approximately $2.4 million in research and development over the next 6 months will be required to complete the IPR&D projects. The differences between the actual outcome noted above and the assumptions used in the original valuation of the technology are not expected to have a significant impact on our results of operations and financial position.

SDL:

     The products under development at the time of acquisition included: (i) pump laser chips; (ii) pump laser modules; (iii) Raman chips and amplifiers; (iv) external modulators and drivers; and (v) industrial laser products. The pump laser chips, industrial laser and Raman amplifier products have been completed at a cost consistent with our expectations. The external modulators and driver projects have been terminated at SDL and transferred to another division within the Company. The pump laser modules and Raman pumps are expected to be completed by the third quarter of fiscal 2004. We have incurred post-acquisition costs of $38.2 million through the end of the second quarter of fiscal 2004 with estimated costs to complete of $0.2 million. The differences between the actual outcome noted above and the assumptions used in the original valuation of the technology are not expected to have a significant impact on our results of operations and financial position.

Risk Factors

We have continuing concerns regarding the manufacture, quality and distribution of our products. These concerns are heightened as our markets stabilize.

     Our success depends upon our ability to timely deliver products to our customers at acceptable volume and cost levels. The manufacture of our products involves highly complex and precise processes, requiring production in highly controlled and clean environments. Changes to our manufacturing processes or to those of our suppliers, the transfer of such processes to new locations or to an outsourced provider, or the inadvertent use of defective or contaminated materials by our suppliers or us, risk significantly impairing our ability to meet our customers’ product volume and quality needs. In recent periods we have had, and continue to have, difficulties associated with product and process transfers (both internally and to contract manufacturers) initiated as part of our restructuring measures. These difficulties include, among other things, delays in re-establishing volume production levels, supply chain interruptions, planning difficulties and systems integration problems. These difficulties have harmed, and may continue to harm, customers’ volume and quality expectations.

If we do not improve our execution, including our lead times, volumes and product quality, in our communications businesses our operating results will suffer and we may experience customer defections

     We have engaged in numerous site reduction, product transfer (internally and to external contract manufacturers) and employee reduction activities, as we continue to take, actions to reduce our cost structure. In recent periods we have begun to see signs of stability within our communications markets. Evidence of this stability includes customer requests for shorter lead times and, in some cases, increased customer desire for products built to forecasted requirements. These changes are occurring as we continue to implement our consolidation, product transfer and other cost-reduction activities. We expect that all of these activities will continue for the foreseeable future. The convergence of increasing demand and ongoing restructuring has caused considerable strain on our execution capabilities. Currently, we are (a) having difficulty responding to customer lead time requests for some of our products, (b) unable to fulfill customer demand for some of our products, (c) experiencing quality problems, particularly with some of our high-volume products, and (d) expending additional funds and other resources to respond to these execution challenges. We are currently losing additional revenue opportunities due to these concerns. We are also, in the short-term, diverting resources from research and development and other functions to assist with resolving these matters. If we do not improve our performance in all of these areas, our operating results will be harmed and our customers may choose to reduce their purchases of our products and purchase additional products from our competitors.

If our customers do not qualify our manufacturing lines for volume shipments, our operating results could suffer

     Customers will not purchase any of our products, other than limited numbers of evaluation units, prior to qualification of the manufacturing lines for the products. Each new manufacturing line must survive rigorous qualification with our customers. The qualification process can be lengthy and is expensive, with no guarantee that any particular product qualification process will lead to profitable product sales. The qualification process determines whether the manufacturing line achieves the customers’ quality, performance and reliability standards. Our expectations as to the time periods required to qualify a product line and ship products in volumes to customers may be erroneous. Delays in qualification can cause a product to be dropped from a long-term supply program. These delays will also impair the expected timing, and may impair the expected amount, of sales of the affected products. Nevertheless, we may, in fact, experience delays in obtaining qualification of our manufacturing lines and, as a consequence, our operating results and customer relationships would be harmed.

If our products fail to perform, our business will suffer

     Our business depends on manufacturing excellent products of consistently high quality. The manufacture and assembly of our products is a highly complex (more so than, for example, semiconductor products) and time consuming process, and, as such is susceptible to design and manufacturing defects. Our use of exotic, sensitive materials in complex combinations provides limited tolerances for error. To guard against this, our products are rigorously tested for quality both by our customers and us. Nevertheless, our products do, and may continue to, fail to meet customer expectations from time-to-time. Also, not all defects are immediately detectible. Customers’ testing procedures are limited to evaluating our products under likely and foreseeable failure scenarios. For various reasons (including, among others, the occurrence of performance problems that are unforeseeable in testing or that are detected only when products are fully deployed and operated under peak stress conditions), our products may fail to perform as expected long after customer acceptance. Failures could result from faulty design or problems in manufacturing. In either case, we could incur significant costs to repair and/or replace defective products under warranty, particularly when such failures occur in installed systems. We have experienced such failures in the past and remain exposed to such failures, as our products are widely deployed throughout the world in multiple demanding environments and applications. In some cases, product redesigns or additional capital equipment may be required to correct a defect. We have in the past increased our warranty reserves and have incurred significant expenses relating to certain communications products. Any significant product failure could result in lost future sales of the affected product and other products, as well as severe customer relations’ problems, litigation and damage to our reputation.

If our contract manufacturers fail to deliver quality products at reasonable prices and on a timely basis, our results of operations and financial conditions could be harmed

     We are increasing our use of contract manufacturers as an alternative to internal manufacturing. If these contract manufacturers do not fulfill their obligations to us, or if we do not properly manage these relationships and the transition of production to these contract manufacturers, our existing customer relationships will suffer. In addition, by undertaking these activities, we run the risk that the reputation and competitiveness of our products and services may deteriorate as a result of the reduction of our control over quality and delivery schedules. We also may experience supply interruptions, cost escalations and competitive disadvantages if our contract manufacturers fail to develop, implement or maintain manufacturing methods appropriate for our products and customers. In this regard, we have experienced, and continue to experience, difficulties, such as delays, interruptions and quality problems; associated with products we have transferred to contract manufacturers. These may continue, resulting in, among other things, lost revenue opportunities, customer dissatisfaction and additional costs.

We must improve our cost structure in response to declining average sales prices for our products

     Prices for telecommunications fiberoptic products generally decline over time as new and more efficient components and modules with increased functionality are developed, manufacturing processes improve and competition increases. Economic conditions over the last few years have exacerbated the general trend, as declining revenues have forced telecommunications carriers and network equipment providers and their suppliers to reduce costs, leading to continuous pricing pressure on our competitors and us. Pricing pressure is due in part to the oversupply of optical components and modules created immediately prior to the recent economic downturn. However, we believe that fundamental changes in our communications industries (including, among other things, increasing product commoditization and industry consolidations) are creating longer-term constraints on pricing. In addition, in our non-communications businesses, pricing pressures are inherent within most of the commercial and consumer industries served. Causes notwithstanding, we expect to continue to face pressure to reduce our prices for the foreseeable future.

     In response to price pressures, we have reduced, and will continue to vigorously reduce, costs where opportunities arise. Cost cutting measures have included, and will continue to include, among other things, elimination of duplicative operations or infrastructure, transferring manufacturing and product lines to optimal internal locations or, in many cases, to independent contract manufacturers, exploring automated alternatives to manual processes, disposing of unnecessary assets, centralizing functions, improving our governance and systems, and, as necessary, streamlining our employee base. These measures (including, among other things, the measures taken under our Global Realignment Program) may be disruptive, more costly than expected and, ultimately, unsuccessful in creating profit margins sufficient to sustain our business and growth strategy.

Recent signs of market stability are not necessarily indicative of long-term growth

     The recent economic downturn has had and will likely continue to have dramatic and long-term implications for our markets. Among other things, while our direct telecommunications customer base has remained largely intact, their customer base, the service providers, has been significantly reduced due to significant industry consolidations and the elimination of most of the competitive local exchange carriers. Notwithstanding recent signs of market stability and generally increasing demand for our products, average selling prices continue to decline and revenue and profitability targets and projections are subject to uncertainty and variability. While we are encouraged by recent developments, our visibility remains limited and we remain cautious and cannot predict the long-term prospects for our industries, or our business, operations or financial condition, at this time.

The communications components industry has extremely long product development cycles requiring us to incur product development costs without assurances that of an investment return

     The telecommunications industry is a capital intensive industry similar, in many respects, to any other infrastructure development industry. Large volumes of equipment and support structures are installed over vast areas, with considerable expenditures of funds and other resources, with longer investment return period expectations. Moreover, reliability requirements are intense. Consequently, there is significant inertial resistance to network redesigns and upgrades. Redesigns of, or upgrades to, installed systems are, consequently, undertaken only as required in response to user demand and competitive pressures, and generally only after the applicable carrier has received sufficient return on its considerable investment. At the component supplier level, this reality creates considerable, typically multi-year, gaps between the commencement of new product development and volume purchases. Accordingly, we and our competitors often incur significant research and development and sales and marketing costs for products that, at a minimum will be purchased by our customers long after much of the cost is incurred (very long “time to cash”), and, at a maximum, may never be purchased due to changes in industry or customer requirements in the interim.

We depend on sustained recovery and long-term growth in our markets for our success

If the Internet does not continue to grow as expected, our business will suffer

     Our future success as a manufacturer of optical components, modules and subsystems ultimately depends on the continued growth of the communications industry, and, in particular, the growth of the Internet as a global communications system. As part of that growth, we are relying on increasing demand for high-content voice, text and other data delivered over high-speed connections (i.e., high bandwidth communications). As Internet usage and bandwidth demand increase, so does the need for advanced optical networks to provide the required bandwidth. Without Internet and bandwidth growth, the need for our advanced communications products, and hence our future growth as a manufacturer of these products, is jeopardized. Currently, while generally increasing demand for Internet access is apparent, less evident is when existing network capacity will be absorbed. Moreover, while some consolidation has occurred, multiple service providers compete to supply the existing demand. Also, currently, fiberoptic networks have significant excess capacity. The combination of a large number of service providers and excess network capacity has resulted in severely depressed prices for bandwidth. Until pricing recovers, service providers have less incentive to install equipment and, thus, little need for many of our communications products. Ultimately, should long-term expectations for Internet growth and bandwidth demand not be realized, our business would be significantly harmed.

We depend on stability or growth in the markets for our products outside communications for growth in the revenue of this group of products

     The growth of our display products, light interference pigment and other businesses served out of our Thin Film Products Group, depends significantly on the continued stability or growth and success of these markets. Among other things, advances in the technology used in computer monitors, televisions, conference room projectors and other display devices have led to increased demand for flat panel displays and projection displays. We cannot be certain that growth in these markets will continue. In recent periods, we have experienced reduced demand for some of our non-communications products, particularly our display components. We expect this reduced demand to continue for the near term. Among other things, we are working to develop additional profitable applications for our interference pigments and display components and modules. If we fail, these businesses will suffer. Moreover, we cannot predict the impact of technological or other changes in these industries on our business. In addition, each of our non-communications industries is subject to pricing pressure, consolidation and realignment as industry participants react to shifting customer requirements and overall demand. There is a risk that any consolidation or realignment could adversely affect our business, and pricing pressure can adversely affect our operating results.

Our business and financial condition could be harmed by our long-term growth strategy

If we fail to manage or anticipate our long-term growth, our business will suffer

     Notwithstanding the recent decline, the optical businesses as well as the businesses that we serve out of the Thin Film Products group have historically grown, at times rapidly, and we have grown accordingly. We have made, and expect in the future to make, significant investments to enable our future growth through, among other things, internal expansion programs, product development, acquisitions and other strategic relationships. If we fail to manage or anticipate our future growth effectively, particularly during periods of industry uncertainty, our business will suffer. Through our cost reductions measures we are balancing the need to consolidate our operations with the need to preserve our ability to grow and scale our operations as our markets stabilize and recover. If we fail to achieve this balance, our business will suffer to the extent our resources and operations are insufficient to respond to a return to growth.

If we fail to commercialize new product lines, our business will suffer

     We are a technology company. Our success or failure depends, in large part, upon our ability to introduce new products and technologies meeting or exceeding our customer’s expectations. Accordingly, we intend to continue to develop new product lines and improve existing ones. New product development activities are expensive, with no guarantee of success. Risks associated with our development of new products and improvements to existing products include the risk that:

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

Our financial results could be affected by potential changes in the accounting rules governing the recognition of stock-based compensation expense

     We measure compensation expense for our employee stock compensation plans under the intrinsic value method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Under this method, we recognized compensation charges related to stock compensation plans of $0.6 million, $1.8 million, $12.8 million and $27.8 million for the three and six months ended December 31, 2003 and 2002, respectively. In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” we provide disclosures of our operating results as if we had applied the fair value method of accounting (pro-forma basis). Beginning in the third quarter of fiscal 2003, we provide such disclosures in our Quarterly Reports on Form 10-Q in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Had we accounted for our compensation expense under the fair value method of accounting prescribed by SFAS No. 123, the charges would have been significantly higher than the intrinsic value method used by us, totaling $75.9 million, $148.0 million, $232.5 million and $493.1 million for the three and six months ended December 31, 2003 and 2002, respectively. Currently, the FASB is considering changes to accounting rules concerning the recognition of stock option compensation expense. If these proposals are implemented, we and other companies may be required to measure compensation expense using the fair value method, which would adversely affect our results of operations by increasing our losses by the additional amount of such stock option charges.

Our sales are dependent upon a few key customers

     A few large customers account for most of our sales. During fiscal 2004, Cisco and its related contract manufacturers accounted for 11% of our total net revenue. During fiscal 2003, Texas Instruments accounted for 12% of our total net revenue. During fiscal 2002, no customer accounted for more than 10% of our total net revenue. During fiscal 2001, Nortel, Alcatel and Lucent accounted for 14%, 12% and 10% of our total net revenue, respectively. We expect that, for the foreseeable future, sales to a limited number of customers will continue to account, alone or in the aggregate, for a high percentage of our total net revenues. Dependence on a limited number of customers exposes us to the risk that order reductions from any one customer can have a material adverse effect on periodic revenue. In fiscal 2003, we experienced a dramatic decline in our sales to Texas Instruments, from $23.5 million (15% of quarterly revenue) in the second quarter of the year to $14.4 million (less than 10% of quarterly revenue) in the fourth quarter of the year.

Any failure to remain competitive would harm our operating results

If we are not competitive, our operating results could suffer

     The markets in which we sell our products are highly competitive and characterized by rapidly changing and converging technologies. We face intense competition from established competitors and the threat of future competition from new and emerging companies in all aspects of our business. Among our current competitors are some of our customers, who are vertically integrated and either manufacture and/or are capable of manufacturing some or all of the products we sell to them. In addition to our current competitors, we expect that new competitors providing niche, and potentially broad, product solutions will increase in the future. To remain competitive in both the current and future business climates, we believe we must maintain a substantial commitment to research and development, improve the efficiency of our manufacturing operations, and streamline our marketing and sales efforts, as well as customer service and support. Our efforts to remain competitive may be unsuccessful. Among other things, we may not have sufficient resources to continue to make the investments necessary to remain competitive, or we may not make the technological advances necessary to remain competitive. In addition, notwithstanding our efforts, technological changes, manufacturing efficiencies or development efforts by our competitors may render our products or technologies obsolete or uncompetitive.

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

The telecommunications industry is consolidating

     The telecommunications industry is consolidating and we believe it will continue to consolidate in the future as companies attempt to strengthen or hold their market positions in an evolving industry. The recent consolidations of Bookham and Nortel Network’s optical components business and of Avanex and Corning’s and Alcatel’s respective optical components businesses are recent examples of high profile consolidations. We anticipate that industry consolidation will continue. In addition, industry consolidation may result in stronger competitors who are able to compete better as sole-source vendors for customers. This could harm our business as we compete to be a single-vendor solution.

     We also expect consolidation to continue to occur among our telecommunications systems manufacturing customers and their telecommunications carrier customers. Consolidation at either level could result in, among other things, greater negotiating power for the consolidated companies with their suppliers in response to reduced competition, and reduced overall demand for telecommunications systems as the number of companies installing systems or providing services declines. Any of these results could reduce demand for our telecommunications products and increase pressure to reduce our prices and provide other incentives.

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

     As a consequence of the current economic environment and as part of our Global Realignment Program, we have reduced our global workforce to approximately 5,300 employees at December 31, 2003. We cannot predict the impact our recent workforce reductions and any other reductions we are compelled to make in the future will have on our ability to attract and retain key personnel.

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

We are increasing manufacturing operations in China, which expose us to risks inherent in doing business in China

     As a result of our efforts to reduce costs, we have increased our manufacturing operations in China and those operations are subject to greater political, legal and economic risks than those faced by our other operations. In particular, the political, legal and economic climate in China (both at national and regional levels) is extremely fluid and unpredictable. Among other things, the legal system in China (both at the national and regional levels) remains highly underdeveloped and subject to change, with little or no prior notice, for political or other reasons. Our ability to operate in China may be adversely affected by changes in Chinese laws and regulations, such as those relating to taxation, import and export tariffs, environmental regulations, land use rights, intellectual property and other matters. Moreover, the enforceability of applicable existing Chinese laws and regulations is uncertain. These concerns are exacerbated for foreign businesses, such as ours, operating in China. Our business could be materially harmed by any changes to the political, legal or economic climate in China or the inability to enforce applicable Chinese laws and regulations.

     Currently, we operate manufacturing facilities located in Shenzhen, Fuzhou and Beijing, China. As part of our efforts to reduce costs, we continue to increase the scope and extent of our manufacturing operations in our Shenzhen facilities. Accordingly, we expect that our ability to operate successfully in China will become increasingly important to our overall success. As we continue to consolidate our manufacturing operations, we will incur additional costs to transfer product lines to the facilities located in China, which could have a material adverse impact on our operating results and financial condition.

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

Our business could be adversely affected by certain unexpected catastrophic events

We may encounter natural disasters, which could harm our financial condition and results of operations

     Our headquarters, including some of our research and development and manufacturing facilities, are located in California near major earthquake faults. Any damage to our facilities in California or other locations as a result of an earthquake, fire or any other natural disasters could disrupt our operations and have a material adverse impact on our business, operating results and financial condition.

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

If we have insufficient proprietary rights or if we fail to protect those we have, our business would be materially harmed

We may not obtain the intellectual property rights we require

     Others, including academic institutions, our competitors and other large technology-based companies, hold numerous patents in the industries in which we operate. Some of these patents may purport to cover our products. In response, we may seek to acquire license rights to these or other patents or other intellectual property to the extent necessary to ensure we possess sufficient intellectual property rights for the conduct of our business. Unless we are able to obtain such licenses on commercially reasonable terms, patents or other intellectual property held by others could inhibit our development of new products, impede the sale of some of our current products, or substantially increase the cost to provide these products to our customers. While in the past, licenses generally have been available to us where third-party technology was necessary or useful for the development or production of our products, in the future licenses to third-party technology may not be available on commercially reasonable terms, if at all. Generally, a license, if granted, includes payments by us of up-front fees, ongoing royalties or a combination of both. Such royalty or other terms could have a significant adverse impact on our operating results. We are a licensee of a number of third-party technologies and intellectual property rights and are required to pay royalties to these third-party licensors on some of our telecommunications products and laser subsystems.

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

     We are currently performing the system and process evaluation and testing (and any required remediation) required to ensure compliance with the management certification and auditor attestation requirements of Section 404 of the Sarbanes Oxley Act. Since we are among the first group of companies subject to the new S404 regulations, and since some of the final procedures are yet to be issued, the Company has no precedent available by which to measure compliance adequacy. Consequently, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations. While we currently anticipate that we will timely complete all such actions, we are not certain of the consequences of a failure, although possible consequences include, sanction or investigation by regulatory authorities, such as the Securities Exchange Commission or the Nasdaq National Market, and inability to timely file our Annual Report on Form 10-K for fiscal 2004. Any such action could harm our stock price.

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

     We also hold investments in other public and private companies, including, among others, Nortel Networks, Adept and ADVA, and have limited funds invested in private venture funds. All three companies have experienced severe stock price declines during the economic downturn, which have greatly reduced the value of our investments, and we have written down the value of these investments as the decline in fair value was deemed to be other-than-temporary. During fiscal 2003, we have written down the value of our Adept investment to $0 and recorded impairment charges of $25.0 million. In addition to our investments in public companies, we have in the past and expect to continue to make investments in privately held companies for strategic and commercial purposes. For example, we had a commitment to provide additional funding of up to $18.2 million to certain venture capital investment partnerships as of December 31, 2003. In recent months several of the private companies in which we held investments have ceased doing business and have either liquidated or are in bankruptcy proceedings. If the carrying value of our investments exceeds the fair value and the decline in fair value is deemed to be other-than-temporary, we will be required to write down the value of the investments, which could materially harm our results of operations or financial condition.

We recently sold $475 million of senior convertible notes, which significantly increased our leverage, and may cause our reported earnings per share to be more volatile because of the conversion contingency features of these notes.

     On October 31, 2003 we issued $475 million of indebtedness in the form of senior convertible notes. The issuance of these notes substantially increased our principal payment obligations and we may not have enough cash to repay the notes when due. By incurring new indebtedness, the related risks that we now face could intensify. The degree to which we are leveraged could materially and adversely affect our ability to successfully obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures.

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

     We enter into foreign exchange forward contracts on behalf of our Canadian, European and Taiwanese subsidiaries. These forward contracts offset the impact of U.S. dollar currency fluctuations on certain monetary assets and liabilities.

     The foreign exchange forward contracts we enter into have original maturities less than 40 days. We do not enter into foreign exchange forward contracts for trading purposes. We do not expect gains or losses on these contracts to have a material impact on our financial results.

Investments:

     We maintain an investment portfolio in a variety of financial instruments, including fixed and floating rate bonds, municipal bonds, auction instruments, money market instruments, corporate bonds and Treasury and Agency securities. Part of our investment portfolio also includes minority equity investments in several publicly traded companies, the values of which are subject to market price volatility. These investments are generally classified as available-for-sale and, consequently, are recorded on our balance sheets at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The Securities Class Actions:

     As discussed in our previous filings, litigation under the federal securities laws has been pending against the Company and certain former and current officers and directors since March 27, 2002. On January 9, 2004, plaintiffs filed a second amended complaint. It purports to be brought on behalf of a class consisting of those who acquired the Company’s securities from October 28, 1999, through July 26, 2001, as well as on behalf of subclasses consisting of those who acquired the Company’s common stock pursuant to its acquisitions of OCLI, E-TEK, and SDL. The complaint seeks unspecified damages and alleges various violations of the federal securities laws, specifically Sections 10(b), 14(a), 20(a), and 20A of the Securities Exchange Act of 1934 and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933. Defendants plan to move to dismiss the complaint on February 23, 2004, and a hearing on that motion is set for May 7, 2004. No activity has occurred in Zelman v. JDS Uniphase Corp., No. C-02-4656 (N.D. Cal.), a related securities case, since our last filing.

The Derivative Actions:

     As discussed in our previous filings, derivative actions purporting to be brought on the Company’s behalf have been filed in state and federal courts against several of our current and former officers and directors based on the same events alleged in the securities litigation. On January 16, 2004, plaintiffs filed a first amended complaint in the federal derivative action, Corwin v. Kaplan, No. C-02-2020 CW (N.D. Cal.). It asserts state law claims for breach of fiduciary duty, misappropriation of confidential information, waste of corporate assets, indemnification, and insider trading. Defendants are scheduled to file a motion to dismiss the complaint on March 1, 2004. Briefing on the motion will continue through March and April. A hearing on the motion and a case management conference is set for May 7, 2004. A stay remains in place pending the federal securities and derivative cases in the California state derivative action, In re JDS Uniphase Corporation Derivative Litigation, Master File No. CV806911 (Santa Clara Super. Ct.). Plaintiffs have stated their intent to challenge the stay, and a hearing on their motion to lift the stay is scheduled for March 4, 2004. No activity has occurred in Cromas v. Straus, Civil Action No. 19580 (Del. Ch. Ct.), the Delaware derivative action, since our last filing.

The OCLI and SDL Shareholder Actions:

     As discussed in our previous filings, plaintiffs purporting to represent the former shareholders of OCLI and SDL have filed suit against the former directors of those companies, asserting that they breached their fiduciary duties in connection with the events alleged in the securities litigation against the Company. On November 14, 2003, Defendants demurred to the complaint in the OCLI action, Pang v. Dwight, No. 02-231989 (Sonoma Super. Ct.). At a February 5, 2004 hearing, the Court indicated that it would overrule the demurrer to the complaint. On December 19, 2003, Defendants filed a motion to stay discovery and demurred to the SDL action, Cook v Scifres, Master File No. CV814824 (Santa Clara Super. Ct.). At a February 10, 2004 hearing on the motions, the Court indicated that it would sustain the demurrer with leave to amend, but would deny the motion to stay discovery.

The ERISA Actions:

     As discussed in our previous filings, actions have been filed in the District Court for the Northern District of California against the Company and certain of its former and current officers and directors on behalf of a purported class of participants in the Company’s 401(k) Plan. On December 17, 2003, the Court related the ERISA actions to In re JDS Uniphase Corporation Securities Litigation, N.D. Cal. Master File No. C-02-1486 CW. On December 29, 2003, the Court consolidated the ERISA actions as In re JDS Uniphase Corporation ERISA Litigation, Master File No. C-03-4743 CW.

     The Company believes that the factual allegations and circumstances underlying these securities class actions, derivative actions, the OCLI and SDL class actions, and the ERISA class actions are without merit. Defending these lawsuits has been costly, will continue to be costly, and such cash could be significant and may not be covered by our insurance policies. The defense of these lawsuits could also result in continued diversion of our management’s time and attention away from business operations which could prove to be time consuming and disruptive to normal business operations. There can be no assurance that the Company will prevail or that the cost of defending these lawsuits will be covered by its insurance policies. An unfavorable outcome or settlement of this litigation could have a material adverse effect on the Company’s financial position, liquidity or results of operations.

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

Item 2. Changes in Securities and Use of Proceeds

     On October 31, 2003, we completed the sale of $475 million aggregate principal amount of Zero Coupon Senior Convertible Notes due in 2010. The notes were issued for cash consideration in a private placement to the initial purchasers, Morgan Stanley & Co. Incorporated, Goldman Sachs & Co., and CIBC World Markets Corp. The initial purchasers resold the notes to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended.

     The notes do not bear interest and are convertible into our common stock at a conversion price of $4.94 per share, subject to customary anti-dilution adjustments. Each $1,000 principal amount will initially be convertible into 202.4291 shares of our common stock and the notes are convertible in the aggregate into approximately 96.2 million shares of our common stock. Holders of the notes may convert before maturity only under the following circumstances: (1) during any fiscal quarter commencing after December 31, 2003, if the closing sale price of our common stock exceeds 110% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; (2) if the closing sale price of our common stock exceeds 110% of the conversion price on any date after November 15, 2008, and at all times thereafter; (3) during the five business day period after any five consecutive trading day period in which the trading price per note for each day of such period was less than 98% of the product of the closing sale price of our common stock and the conversion rate, provided that noteholders will receive an amount of cash or common stock, or any combination thereof, equal to the principal amount of notes being converted pursuant to this contingency if the closing sale price of our common stock exceeds the conversion price; (4) if we call the notes for redemption; or (5) upon the occurrence of certain corporate events. Upon conversion, we have a right to deliver cash (or a combination of cash and shares of our common stock) in lieu of shares of our common stock. We have the right to redeem the notes beginning November 15, 2008. Holders of the notes may require us to repurchase the notes on November 15, 2008. Net proceeds from the sale of the Notes were approximately $462.5 million. We intend to use the net proceeds of the offering for general corporate purposes, including internal research and development programs, general working capital and possible future acquisitions and strategic investments.

Item 3. Defaults upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     The Company’s Annual Meeting of Stockholders (the “Annual Meeting”) was held on November 6, 2003. At the Annual Meeting, three items were voted upon:

1. The election of two Class III Directors to serve until the 2006 Annual Meeting of Stockholders and until their successors are elected and qualified:

(i) Robert E Enos
(ii) Peter A Guglielmi

2. The approval of the JDS Uniphase Corporation 2003 Equity Incentive Plan.

3. The appointment of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending June 30, 2004.

     The voting results were as follows:

					Broker Non-
	For	Against	Withheld	Abstained	Votes

1. Directors:
Robert E. Enos	1,057,734,013	—	64,880,323	—	—
Peter A. Guglielmi	1,016,513,107	—	106,101,229	—	—
2. JDS Uniphase Equity Incentive Plan	360,359,011	121,491,134	—	8,335,311
2. Appointment of Ernst & Young LLP	1,091,496,720	24,880,688	—	6,236,828	—

     None.

Item 5. Other Information

     As of December 31, 2003, the following executive officers and members of the Company’s Board of Directors maintained “plans” under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, for trading in shares of the Company’s common stock and/or exchangeable shares:

Christopher S. Dewees
Robert E. Enos
Peter A. Guglielmi
Casimir S. Skrzypczak
Jozef Straus

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits:

Exhibit No.	Exhibit Description

4.7	Indenture dated as of October 31, 2003 between JDS Uniphase Corporation and Bank of New York as trustee.[1]

4.8	Form of Global Note (included in Exhibit 4.7)

4.9	Registration Rights Agreement dated as of October 31, 2003 by and among JDS Uniphase Corporation and Morgan, Stanley & Co, Incorporated, Goldman, Sachs & Co., and CIBC World Markets Corp.[1]

10.1	2003 Equity Incentive Plan (approved by shareholders on November 6, 2003).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K:

     The Company furnished three Current Reports on Form 8-K during the three months ended December 31, 2003. Information regarding the items reported on is as follows:

[1]	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed on November 14, 2003.

Date of Report	Item Reported on

December 15, 2003	Press release dated December 15, 2003 in connection with the Company’s resale registration statement covering its zero coupon senior convertible notes was declared effective by the SEC.
November 20, 2003	Regulation FD disclosure in connection with an investor presentation delivered by the officers of the Company on November 19, 2003 that included written communication comprised of slides.
November 18, 2003	Regulation FD disclosure in connection with an investor presentation delivered by the officers of the Company on November 17, 2003 that included written communication comprised of slides.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JDS Uniphase Corporation

(Registrant)

Date: February 16, 2004	/s/ Ronald C. Foster

By: Ronald C. Foster Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description

4.7	Indenture dated as of October 31, 2003 between JDS Uniphase Corporation and Bank of New York as trustee.[1]

4.8	Form of Global Note (included in Exhibit 4.7)

4.9	Registration Rights Agreement dated as of October 31, 2003 by and among JDS Uniphase Corporation and Morgan, Stanley & Co, Incorporated, Goldman, Sachs & Co., and CIBC World Markets Corp.[1]

10.1	2003 Equity Incentive Plan (approved by shareholders on November 6, 2003).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

[1]	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed on November 14, 2003.