Form 10-Q
period 2004-03-31
JDS UNIPHASE CORP /CA/
filed 2004-05-13
CIK 912093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004*
OR

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

     Number of shares of common stock outstanding as of April 30, 2004 was 1,440,159,889 including 62,219,973 exchangeable shares of JDS Uniphase Canada Ltd. Each exchangeable share is exchangeable at any time into common stock on a one-for-one basis, entitles a holder to dividend and other rights economically equivalent to those of the common stock, and through a voting trust, votes at meetings of stockholders of the Registrant.

* Our quarter ended formally on April 3, 2004. For more information see Part 1, Note 1 of Notes to Condensed Consolidated Financial Statements regarding Registrant’s fiscal periods.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

JDS UNIPHASE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	March 31,	June 30,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$596.0	$241.9
Short-term investments	1,061.2	992.2
Accounts receivable, less allowance for doubtful accounts of $14.6 at March 31, 2004 and $22.7 at June 30, 2003	111.2	97.5
Inventories	104.4	84.1
Refundable income taxes	—	39.0
Deferred income taxes	26.3	9.3
Other current assets	58.5	50.6

Total current assets	1,957.6	1,514.6
Property, plant and equipment, net	191.9	283.4
Deferred income taxes	24.6	27.6
Goodwill	167.2	166.2
Other intangibles, net	76.6	88.2
Long-term investments	41.3	47.5
Other assets	4.8	10.3

Total assets	$2,464.0	$2,137.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$60.5	$48.6
Accrued payroll and related expenses	38.6	47.2
Income taxes payable	37.5	39.0
Deferred income taxes	26.3	9.3
Restructuring accrual	88.3	134.1
Warranty accrual	27.6	52.4
Other current liabilities	71.1	92.2

Total current liabilities	349.9	422.8
Long-term debt	464.1	—
Deferred income taxes	24.6	27.6
Other non-current liabilities	8.2	16.3
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	68,576.7	68,557.0
Accumulated deficit	(66,990.3)	(66,896.5)
Accumulated other comprehensive income	30.8	10.6

Total stockholders’ equity	1,617.2	1,671.1

Total liabilities and stockholders’ equity	$2,464.0	$2,137.8

See accompanying notes to condensed consolidated financial statements

JDS UNIPHASE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per-share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2004	2003	2004	2003
Net revenue	$161.4	$165.7	$461.4	$515.3
Cost of sales	121.0	142.9	354.9	498.9

Gross profit	40.4	22.8	106.5	16.4
Operating expenses:
Research and development	25.6	36.8	74.4	121.6
Selling, general and administrative	35.6	70.0	113.3	209.0
Amortization of other intangibles	3.9	3.7	11.8	15.9
Acquired in-process research and development	—	—	—	0.4
Reduction of goodwill	—	—	—	225.7
Reduction of other long-lived assets	10.5	11.2	53.8	165.8
Restructuring charges	1.7	16.3	7.5	115.1

Total operating expenses	77.3	138.0	260.8	853.5

Loss from operations	(36.9)	(115.2)	(154.3)	(837.1)
Interest and other income, net	5.1	7.1	16.4	26.6
Loss on sale of subsidiaries	—	—	—	(0.5)
Gain on sale of investments	19.2	0.9	39.6	3.7
Reduction in fair value of investments	(1.5)	(9.8)	(3.8)	(37.7)
Loss on equity method investments	(0.5)	(1.2)	(6.5)	(7.7)

Loss before income taxes and cumulative effect of an accounting change	(14.6)	(118.2)	(108.6)	(852.7)
Income tax expense (benefit)	(7.3)	18.6	(17.7)	19.5

Loss before cumulative effect of an accounting change	(7.3)	(136.8)	(90.9)	(872.2)
Cumulative effect of an accounting change	—	—	(2.9)	—

Net loss	$(7.3)	$(136.8)	$(93.8)	$(872.2)

Loss per share before cumulative effect of an accounting change—basic and diluted	$(0.01)	$(0.10)	$(0.07)	$(0.62)

Net loss per share—basic and diluted	$(0.01)	$(0.10)	$(0.07)	$(0.62)

Shares used in per-share calculation—basic and diluted	1,438.3	1,422.6	1,436.5	1,416.9

See accompanying notes to condensed consolidated financial statements

JDS UNIPHASE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended
	March 31,	March 31,
	2004	2003
OPERATING ACTIVITIES:
Net loss	$(93.8)	$(872.2)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	30.5	49.9
Amortization expense	11.8	15.9
Amortization of deferred compensation	2.0	47.8
Cumulative effect of an accounting change	2.9	—
Non-cash tax benefit associated with unrealized gain on marketable securities	(19.2)	—
Non-cash accretion on discount of long-term debt	0.9	—
Acquired in-process research and development	—	0.4
Reduction of goodwill and other long-lived assets	53.8	391.5
Non-cash restructuring charges	9.4	36.8
Gain on sale of investments	(39.4)	(3.7)
Reduction in fair value of investments	3.9	37.7
Loss on equity method investments	6.4	7.7
(Gain) loss on disposal of property and equipment	0.5	(1.3)
Loss on sale of subsidiaries	—	0.5
Change in deferred income taxes, net	—	32.1
Changes in operating assets and liabilities:
Accounts receivable	(13.7)	34.5
Inventories	(19.0)	9.4
Other current assets	1.7	64.8
Accounts payable	11.9	(7.6)
Income taxes payable	38.0	1.2
Accrued payroll and related expenses	(8.6)	(22.9)
Other liabilities	(82.1)	10.0

Net cash used in operating activities	(102.1)	(167.5)

INVESTING ACTIVITIES:
Net sales of available-for-sale investments	5.1	36.2
Purchases of other investments	(4.7)	(1.5)
Acquisitions of businesses, net of cash acquired	(1.6)	(27.8)
Purchases of property, plant and equipment	(60.5)	(39.2)
Proceeds from sale of property, plant and equipment	36.0	12.1
Other assets, net	2.2	1.8

Net cash used in investing activities	(23.5)	(18.4)

FINANCING ACTIVITIES:
Repayment of debt	(0.2)	(0.6)
Proceeds from issuance of debt	462.7	—
Proceeds from issuance of common stock	17.6	18.4

Net cash provided by financing activities	480.1	17.8

Effect of exchange rate changes on cash and cash equivalents	(0.4)	(3.6)
Increase / (decrease) in cash and cash equivalents	354.1	(171.7)
Cash and cash equivalents at beginning of period	241.9	412.4

Cash and cash equivalents at end of period	$596.0	$240.7

See accompanying notes to condensed consolidated financial statements

JDS UNIPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

     The financial information as of March 31, 2004 and for the three and nine months ended March 31, 2004 and 2003 is unaudited, but includes all adjustments (which include only normal, recurring adjustments) that JDS Uniphase Corporation (the “Company”) considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and rules and regulations of the Securities and Exchange Commission. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2003.

     The balance sheet at June 30, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results for the three and nine months ended March 31, 2004 may not be indicative of results for the year ending June 30, 2004 or any future periods.

     The Company has a fiscal year that ends on the Saturday closest to June 30. The third quarters of fiscal 2004 and 2003 ended on April 3, 2004 and March 29, 2003, respectively. For comparative presentation purposes, all accompanying financial statements and footnotes thereto have been shown as ending on the last day of the calendar month.

Note 2. Recent Accounting Pronouncements

     In December 2003, the Financial Accounting Standards Board (“FASB”) issued revised Interpretation No. 46 (“FIN 46R”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which was originally issued in January 2003. FIN 46R requires an investor who absorbs the majority of the expected losses, receives a majority of its expected returns, or both, (primary beneficiary) of a variable interest entity (“VIE”) to consolidate the assets, liabilities and results of operations of the entity. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from other parties. FIN 46R, as amended, is applicable in the first fiscal year or interim period ending after March 15, 2004 for non-special purpose entities (“SPEs”) interests created prior to February 1, 2003. FIN 46R is applicable to interests held in SPE’s created prior to February 1, 2003 for the first fiscal year or interim period ending after December 15, 2003. Interests held in VIE’s created after January 31, 2003 are subject to the provisions of FIN 46R from the date of the Company’s initial involvement with that entity. During the first quarter of fiscal 2004, the Company adopted the provisions of FIN 46R with respect to a master lease agreement with a special purpose entity (the “Lessor”) pertaining to two properties for facilities located in Melbourne, Florida and Raleigh, North Carolina. The Company exercised its option to purchase these properties on September 16, 2003, and paid the Lessor $44.7 million in cash. Prior to purchasing the properties, in connection with the Company’s restructuring activities, the Company had recorded impairment charges of $15.5 million related to the Raleigh, North Carolina properties. In addition, the Company accrued an impairment loss of $6.9 million related to the Melbourne, Florida properties, which the Company was amortizing over the original term of the lease. As a result of the purchase of the properties and in conjunction with the adoption of FIN 46R, the Company recognized $44.7 million of additions to property, plant and equipment, reduced by the $15.5 million impairment charge and recognized the remaining accrued impairment loss of $5 million (see Note 11) as a deferred impairment charge and a non-cash cumulative effect of an accounting change adjustment of $2.9 million (see Note 4). No other variable interests required consolidation of the related VIE’s nor were they material to the Company’s financial position.

     The Company has reviewed its cost and equity method investments and other variable interests to determine whether those entities are variable interest entities and, if so, if the Company is the primary beneficiary of any of its investee companies. At March 31, 2004, the Company had 21 cost and equity method investments primarily in privately held companies and venture funds that have the potential to provide strategic technologies and relationships to the Company’s businesses. The Company has determined that its equity investments, which are not material to the Company’s financial position, do not require consolidation as they are either not variable interest entities or in the event that they are variable interest entities, the Company is not considered to be the primary beneficiary. The Company’s maximum exposure to loss for these investments at March 31, 2004 is limited to the carrying amount of its investment of $31.4 million in such entities and its minimum funding commitments of $18.2 million.

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

     In November 2003, the EITF reached a consensus on Issue No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables,” which provides guidance on the timing and method of revenue recognition for arrangements that include the delivery of more than one product or service. EITF 00-21 is effective for arrangements entered into in periods beginning after June 15, 2003. The Company adopted the provisions of EITF 00-21 in the first quarter of fiscal 2004. The adoption of EITF 00-21 did not have a material impact on the Company’s financial position or results of operations.

Note 3. Pro Forma Stock Compensation Expense

     In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” the Company elected to continue to account for its employee stock compensation under the intrinsic value based method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and disclose the pro forma effects of its employee stock compensation on net loss and net loss per share. Under APB Opinion No. 25, when the exercise price of the Company’s employee stock compensation equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. For purposes of pro forma disclosure, the estimated fair value of the options or shares is amortized over the vesting period on a straight-line basis or using the graded method. The following table presents the effect on the Company’s net loss and net loss per share as if the Company had applied the fair value based method of accounting under SFAS No. 123 (in millions, except per-share data):

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2004	2003	2004	2003
Reported net loss	$(7.3)	$(136.8)	$(93.8)	$(872.2)
Add back employee stock compensation expense measured under APB 25	0.2	20.0	2.0	47.8
Less employee stock compensation expense measured under SFAS 123	(69.7)	(161.7)	(218.7)	(625.4)

Pro forma net loss	$(76.8)	$(278.5)	$(310.5)	$(1,449.8

Reported net loss per share—basic and diluted	$(0.01)	$(0.10)	$(0.07)	$(0.62)

Pro forma net loss per share—basic and diluted	$(0.05)	$(0.20)	$(0.22)	$(1.02)

Note 4. Cumulative Effect of an Accounting Change

     During the first quarter of fiscal 2004, the Company adopted FIN 46R, “Consolidation of Variable Interest Entities” with respect to a synthetic lease agreement pertaining to two separate properties (see Note 2). The arrangement was a variable interest entity as defined under FIN 46R and the Company was the primary beneficiary.

     As a result, the Company recognized a non-cash accounting change adjustment of $2.9 million, reflecting cumulative depreciation on the two properties from the inception of the lease until the assets were purchased by the Company on September 16, 2003, as a cumulative effect of an accounting change in the accompanying Condensed Consolidated Statements of Operations.

Note 5. Inventories

     The components of inventories consisted of the following (in millions):

	March 31,	June 30,
	2004	2003
Finished goods	$33.9	$22.9
Work in process	38.7	32.8
Raw materials and purchased parts	31.8	28.4

Total inventories	$104.4	$84.1

     The Company recorded write-downs of excess and obsolete inventories of $9.5 million and $22.1 million for the three and nine months ended March 31, 2004, respectively. The Company recorded write-downs of excess and obsolete inventories of $10.1 million and $45.5 million for the three and nine months ended March 31, 2003, respectively.

     In addition, the Company consumed previously written-down inventories of $10.7 million and $34.4 million for the three and nine months ended March 31, 2004, respectively and $17.9 million and $52.2 million for the three and nine months ended March 31, 2003, respectively.

Note 6. Goodwill

     During the first nine months of fiscal 2004, goodwill of $1.0 million was recorded as a result of the attainment of certain goals specified in the acquisition of Ditech which resulted in an accrual for contingent consideration to be paid (see Note 17). The additional goodwill is included in the Communications Products reportable segment. Goodwill by reportable segment is as follows (in millions):

	Communications	Commercial and
	Products	Consumer Products
	Group	Group	Total
March 31, 2004	$88.2	$79.0	$167.2

June 30, 2003	$87.2	$79.0	$166.2

Note 7. Other Intangibles

     During the first nine months of fiscal 2004, no significant identified intangible assets were acquired and no identified intangible assets were impaired. The following tables present details of the Company’s other intangibles (in millions):

	Gross
	Carrying	Accumulated
March 31, 2004:	Amount	Amortization	Net
Developed technology	$107.8	$(50.3)	$57.5
Other	38.0	(18.9)	19.1

Total intangibles	$145.8	$(69.2)	$76.6

	Gross
	Carrying	Accumulated
June 30, 2003:	Amount	Amortization	Net
Developed technology	$107.7	$(43.0)	$64.7
Other	37.8	(14.3)	23.5

Total intangibles	$145.5	$(57.3)	$88.2

     Amortization of intangibles was $3.9 million and $11.8 million for the three and nine months ended March 31, 2004, respectively. Amortization of intangibles was $3.7 million and $15.9 million for the three and nine months ended March 31, 2003, respectively.

     Based on the carrying amount of the intangibles as of March 31, 2004, the estimated future amortization is as follows (in millions):

Years Ended June 30,
2004 (April 1, 2004 to June 30, 2004)	$3.9
2005	15.0
2006	13.5
2007	10.4
2008	6.6
Thereafter	27.2

Total amortization	$76.6

Note 8. Investments

     During fiscal 2004, the Company entered into an agreement with a former customer, which settles product cancellation claims made by the Company against this former customer. As a result of this settlement, the Company received approximately 2.7 million preferred shares representing an approximate 5% ownership of the former customer, on a fully diluted basis, a convertible note with a principal amount of $5.1 million that is convertible at the former customer’s option into preferred shares of their company, a promissory note in the amount of $6.1 million that is in settlement of trade receivables owed the Company and is due and payable in installments through fiscal 2006 and a supply agreement whereby the Company has the option to buy certain components from the former customer at the former customer’s cost. The Company has evaluated the financial condition of the former customer and has determined that the realization of the assets received as part of the settlement is not probable and therefore has not ascribed any value to these assets, nor recognized any gain associated with settlement.

Reduction of Fair Value of Investments:

     The Company regularly evaluates the carrying value of its investments. When the carrying value of an investment exceeds the fair value and the decline in value is deemed to be other-than-temporary, the Company writes down the investment to its fair value. During the three and nine months ended March 31, 2004 and 2003, the Company recorded other-than-temporary reductions in fair value of certain non-marketable equity investments. Details of the charges were as follows (in millions):

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2004	2003	2004	2003
Non-marketable equity investments:
Adept Technology (“Adept”)	$—	$5.9	$—	$25.0
Other	1.5	3.9	3.8	12.7

Total reductions in fair value of investments	$1.5	$9.8	$3.8	$37.7

     During fiscal year 2002, the Company entered into an automation development alliance agreement with Adept (see Note 18). In connection with this alliance, the Company invested $25.0 million in Adept’s convertible preferred stock, which the Company converted into common stock. During the first quarter of fiscal 2003, the Company determined that the decline in fair value of its Adept investment was other-than-temporary and recorded an impairment charge of $19.1 million. During the third quarter of fiscal 2003, the Company determined that there was an additional other-than-temporary decline in the fair value of its Adept investment and recorded an impairment charge for the remaining balance of $5.9 million.

Loss on Equity Method Investments:

     During the three and nine month periods ended March 31, 2004, the Company recorded $0.5 million and $6.5 million, respectively, as its pro rata share of net losses in its equity method investments. During the three and nine month periods ended March 31, 2003, the Company recorded $1.2 million and $7.7 million, respectively, as its pro rata share of net losses in its equity method investments.

Note 9. Commitments and Contingencies

Pending Litigation

The Securities Class Actions:

          As discussed in our previous filings, litigation under the federal securities laws has been pending against the Company and certain former and current officers and directors since March 27, 2002. On March 9, 2004, Defendants moved to dismiss the second amended complaint in In re JDS Uniphase Corporation Securities Litigation, C-02-1486 (N.D. Cal.). Briefing on the motion will continue through April and May. A hearing on the motion and a case management conference is set for June 4, 2004. No activity has occurred in Zelman v. JDS Uniphase Corp., No. C-02-4656 (N.D. Cal.), a related securities case, since our last filing on Form 10-Q.

The Derivative Actions:

          As discussed in our previous filings, derivative actions purporting to be brought on the Company’s behalf have been filed in state and federal courts against several of our current and former officers and directors based on the same events alleged in the securities litigation. On March 17, 2004, Defendants moved to dismiss the complaint in Corwin v. Kaplan, No. C-02-2020 (N.D. Cal.). Briefing on the motion will continue through April and May. A hearing on the motion and a case management conference is set for June 4, 2004. A stay remains in place in the California state derivative action, In re JDS Uniphase Corporation Derivative Litigation, Master File No. CV806911 (Santa Clara Super. Ct.). On March 4, 2004, the Court denied Plaintiffs’ motion to lift the stay and scheduled a status conference for June 15, 2004. No activity has occurred in Cromas v. Straus, Civil Action No. 19580 (Del. Ch. Ct.), the Delaware derivative action, since our last filing on Form 10-Q.

The OCLI and SDL Shareholder Actions:

          As discussed in our previous filings, plaintiffs purporting to represent the former shareholders of OCLI and SDL have filed suit against the former directors of those companies, asserting that they breached their fiduciary duties in connection with the events alleged in the securities litigation against the Company. On February 24, 2004, Defendants answered the complaint in the OCLI action, Pang v. Dwight, No. 02-231989 (Sonoma Super. Ct.). In the SDL action, Cook v. Scifres, Master File No. CV814824 (Santa Clara Super. Ct.), the Court on March 15, 2004, approved the parties’ stipulation to a limited stay of discovery pending a determination by the Northern District whether the federal securities action against JDSU may proceed.

The ERISA Actions:

          As discussed in our previous filings, actions have been filed in the District Court for the Northern District of California against the Company and certain of its former and current officers and directors on behalf of a purported class of participants in the Company’s 401(k) Plan. On February 27, 2004, the Court scheduled a case management conference for June 4, 2004.

          The Company believes that the factual allegations and circumstances underlying these securities class actions, derivative actions, the OCLI and SDL class actions, and the ERISA class actions are without merit. The costs of defending these lawsuits has been costly, will continue to be costly, and could be material and may not be covered by our insurance policies. The defense of these lawsuits could also result in continued diversion of our management’s time and attention away from business operations which could prove to be time consuming and disruptive to normal business operations. An unfavorable outcome or settlement of this litigation could have a material adverse effect on the Company’s financial position, liquidity or results of operations.

          The Company is a party to other litigation matters and claims, which are normal in the course of its operations. While the results of such litigation matters and claims cannot be predicted with certainty, the Company believes that their final outcome will not have a material adverse impact on its financial position, liquidity, or results of operations.

Note 10. Reduction of Goodwill

     During the three and nine months ended March 31, 2004, the Company recorded no impairment charges under SFAS No. 142. During the three and nine months ended March 31, 2003, the Company recorded $0 and $225.7 million, respectively, of impairment charges.

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

     The following table summarizes the impairment charges recorded during fiscal 2003 (in millions):

Reporting Units(1)
Communications Products Group:
Components Products Group	$54.6
Subsystem Products Group	28.7
Transmission Products Group	142.4

Total	$225.7

(1) During the first quarter of fiscal 2004, the names of certain reporting units were changed. The table above reflects the current names for these reporting units.

Note 11. Reduction of Other Long-Lived Assets

     During the three and nine months ended March 31, 2004 and three and nine months ended March 31, 2003, the Company recorded $10.5 million, $53.8 million, $11.2 million and $165.8 million, respectively, of reductions in the carrying value of its long-lived assets in accordance with SFAS No. 144. These charges excluded asset write-downs associated with the restructuring actions (see Note 12). The following table summarizes the components of the reductions of other long-lived assets (in millions):

	Three Months Ended		Nine Months Ended
	March 31,	March 31	March 31,	March 31
	2004	2003	2004	2003
Assets held and used:
Purchased intangibles (other than goodwill)	$—	$—	$—	$68.6
Property, plant and equipment	11.4	—	16.4	79.1
Assets held for sale:
Property and equipment	(0.9)	11.2	37.4	18.1

Total reductions of other long-lived assets	$10.5	$11.2	$53.8	$165.8

Three and Nine Months Ended March 31, 2004:

Assets Held and Used:

     During the three months ended March 31, 2004, in accordance with SFAS No. 144, the Company reduced to estimated realizable value, the value of certain manufacturing equipment by $7.7 million, and other assets by $3.6 million. During the first nine months of fiscal 2004, as a result of the adoption of FIN 46R with respect to two properties under a synthetic lease agreement, the Company recognized a $5 million deferred impairment charge related to the Melbourne, Florida property, which was originally being amortized over the term of the lease. (See Note 2). The Company noted no indicators of impairment during the three and nine month periods ending March 31, 2004 related to the Company’s remaining long-lived assets, including purchased intangibles.

Assets Held for Sale:

     During the three and nine months ended March 31, 2004, the Company classified certain assets as assets held for sale and adjusted the carry value of certain assets previously classified as held for sale. In accordance with SFAS 144, the Company increased the carrying value of certain assets by $0.9 million for the three months ended March 31, 2004. The Company recorded total impairment charges of $37.4 million for the nine months ended March 31, 2004, representing the amount by which the carrying value of the assets exceeded fair value less cost to sell.

Three and Nine Months ended March 31, 2003:

Assets Held and Used:

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

Assets Held for Sale:

     During the three and nine month periods ended March 31, 2003, the Company classified certain property and equipment as assets held for sale. The Company recorded a loss of $11.2 million and $18.1 million, respectively, representing the amount by which their carrying value exceeded fair value less cost to sell.

Note 12. Restructuring

Overview - Q3’04 Restructuring Actions:

     In January 2004, the Company terminated or notified for termination 30 employees at its manufacturing operation in Atsugi, Japan, eliminating technology and manufacturing from its Japan operation. In a separate transaction the Company sold certain assets of the Atsugi operation and recorded a nominal loss. As part of this sale and restructure the Company has moved to a newer technology, which it believes will provide improved products at lower costs.

     In February 2004, the Company initiated the consolidation and reorganization of the Subsystem Products Group into a functionally aligned structure. This facilitated a product alignment from modules through circuit packs and customer driven systems. Subsystem Products Group research and development activities were also combined into a single group, where it can provide focused project teams in support of new product introductions. This consolidation/reorganization allows the Company to provide common attributes for all Subsystem Products Group products and enhance support for its customers’ evolving needs, while standardizing the design process, enhancing alignment of product specifications and creating more efficiencies.

     The Company’s Q3’04 Restructurings resulted in restructuring charges of $1.2 million primarily related to severance and fringe benefits associated with employee reductions of approximately 30 in North America and 30 in Asia-Pacific, of which 40 were engaged in manufacturing, 15 in research and development and 5 in selling, general and administration functions. As of March 31, 2004, 54 employees have been terminated. The Company recorded the initial charges in the third quarter of fiscal 2004, which were offset by payments of $0.9 million. The remaining severance and benefit payments are scheduled to be paid through the first quarter of fiscal 2005.

Overview - Global Realignment Program:

     In April 2001, the Company initiated the Global Realignment Program, under which it began restructuring its business in response to the economic downturn. From April 2001, through the end of the second quarter of fiscal 2004, the Company implemented 9 phases of restructuring activities under the Global Realignment Program and recorded total restructuring charges of $651.8 million. In addition, the Company incurred charges other than restructuring of $480.7 million related to the Global Realignment Program (GRP). Restructuring activities initiated prior to December 31, 2002 were recorded in accordance with EITF No. 94-3, and restructuring activities initiated after December 31, 2002 were recorded in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” and SFAS No. 112, “Employers’ Accounting for Post Employment Benefits.”

     Under the Global Realignment Program, the Company has consolidated and reduced its manufacturing, research and development, sales and administrative facilities in North America, Europe and Asia-Pacific. The total number of sites and buildings closed or scheduled for closure is 29, all of which are related to various phases of restructuring. Based on the decisions made through the end of the second quarter of fiscal 2004, the Company expects to have reduced its total workforce by approximately 19,900 employees upon the completion of the Global Realignment Program. Of the total, 19,150 relate to restructuring activities and 750 relate to other decisions made under the Global Realignment Program. As of March 31, 2004, 19,836 employees have been terminated.

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

Workforce Reduction:

     The Company recorded initial charges totaling $228.6 million primarily related to severance and fringe benefits associated with the reduction of approximately 19,150 employees, which includes non-cash severance charges of $12.3 million, of which $11.1 million related to the modification of a former executive’s stock options and $1.2 million to disputed severance. The Company has recorded decreases of $12.9 million, to the accrual balance. The decreases are due to actual payments for such charges being lower than original estimated expenses.

     Approximately 16,200 employees were engaged in manufacturing, 1,350 in research and development, and 1,600 in selling, general and administrative functions. Approximately 16,400 employees were located in North America, 1,700 in Europe, and 1,050 in Asia-Pacific. The Company has substantially completed its Phase 1 through 4, 6, 7 and 8 workforce reductions. The remaining accrual balance reflects severance and benefit payments scheduled to be paid, primarily under Phase 5,through fiscal 2005, for employees that have been notified that they will be terminated, as well as future payments for employees that have already been terminated, as required under local laws.

Facilities and Equipment and Lease Costs:

     Property and equipment that were disposed of or removed from operations resulted in initial charges totaling $274.4 million, of which $229.7 million was related to the Communications Products Group, $41.2 million was related to the Commercial and Consumer Products Group and $3.5 million was related to the “All Other” category for segment reporting purposes (see Note 16). The property and equipment write-downs consisted primarily of owned buildings, leasehold improvements, computer equipment and related software, production and engineering equipment, and office equipment, furniture and fixtures. Through the third quarter of fiscal 2004, the Company recorded total adjustments of $11.6 million, primarily due to additional declines in the fair market value of owned buildings held for disposal. In addition, through the third quarter of fiscal 2004, the Company received $8.4 million of cash proceeds in excess of the estimated salvage value of certain restructured assets sold.

     The Company incurred initial charges totaling $156.0 million, for exiting and terminating leases based on assumptions and related estimates that it deemed appropriate for the economic environment that existed at the time these estimates were made. Initial charges were accrued for phases one though five and seven through nine. The Company estimated the cost of exiting and terminating the facility leases based on the contractual terms of the agreements and real estate market conditions. However, due to the continued deterioration of the commercial real estate market, primarily in the U.S., and the final settlement of certain lease obligations, we have made appropriate adjustments to the initial restructuring charges recorded for all the phases. The Company’s accrued liability for all plans of $81.4 million at March 31, 2004, was net of approximately $82.8 million of estimated sublease income to be generated from sublease contracts not yet negotiated and estimated savings on settlement of future lease terminations.

Global Realignment Program (GRP) and Q3’04 Restructuring Activities:

     The following table summarizes the various restructuring charges from inception through the end of the third quarter of fiscal 2004 (in millions):

	Workforce	Facilities and
	Reduction	Equipment	Lease Costs	Total
Initial restructuring charges—GRP Phase 1	$79.1	$122.2	$63.0	$264.3
Cash payments	(24.9)	—	(0.9)	(25.8)
Non-cash charges	(11.1)	(122.2)	—	(133.3)

Accrual balance as of June 30, 2001	43.1	—	62.1	105.2
Initial restructuring charges—GRP Phase 2	55.8	141.3	45.9	243.0
Initial restructuring charges—GRP Phase 3	26.7	10.4	4.9	42.0
Cash payments	(90.5)	—	(30.6)	(121.1)
Adjustments	(15.5)	2.2	(6.1)	(19.4)
Cash proceeds in excess of salvage value	—	(5.6)	—	(5.6)
Non-cash charges	—	(148.3)	—	(148.3)

Accrual balance as of June 30, 2002	19.6	—	76.2	95.8
Initial restructuring charges—GRP Phase 4	20.5	—	7.2	27.7
Initial restructuring charges—GRP Phase 5	35.5	0.5	30.0	66.0
Initial restructuring charges—GRP Phase 6	6.1	—	—	6.1
Initial restructuring charges—GRP Phase 7	2.4	—	2.7	5.1
Cash payments	(60.1)	—	(20.8)	(80.9)
Adjustments	2.6	9.2	13.0	24.8
Cash proceeds in excess of salvage value	—	(2.8)	—	(2.8)
Non-cash charges	(1.2)	(6.9)	0.4	(7.7)

Accrual balance as of June 30, 2003	25.4	—	108.7	134.1
Initial restructuring charges—GRP Phase 8	0.6	—	0.1	0.7
Cash payments	(10.6)	—	(5.3)	(15.9)
Adjustments	(0.5)	—	(20.3)	(20.8)

Accrual balance as of September 30, 2003	14.9	—	83.2	98.1
Initial restructuring charges—GRP Phase 9	1.9	—	2.2	4.1
Cash payments	(5.4)	(0.2)	(4.8)	(10.4)
Adjustments	0.8	0.2	6.4	7.4

Accrual balance as of December 31, 2003	12.2	—	87.0	99.2
Initial restructuring charges – Q3’04 action	1.2	—	—	1.2
Cash payments	(6.2)	—	(4.9)	(11.1)
Adjustments	(0.3)	—	(0.7)	(1.0)

Accrual balance as of March 31, 2004	$6.9	$—	$81.4	$88.3

Charges Other Than Restructuring:

     In addition to the charges recorded in connection with the restructuring activities, the Company has incurred total other charges of $480.7 million related to the Global Realignment Program. Details of these charges were as follows (in millions):

	Three Months		Nine Months
	Ended		Ended
	March 31,		March 31,
	2004	2003	2004	2003
Property and equipment	$0.3	$7.8	$1.8	$30.7
Purchase commitments and other obligations	0.2	1.7	1.6	(3.6)
Workforce-related charges	0.4	3.8	1.5	12.8
Lease costs	0.5	—	(1.2)	0.5
Moving and other costs	0.3	(0.6)	2.1	1.2

Total other charges	$1.7	$12.7	$5.8	$41.6

     Through March 31, 2004, the Company has incurred total charges related to property and equipment of $209.2 million. During the three and nine month periods ended March 31, 2004 and 2003, the Company recorded $0.3 million, $7.8 million, $1.8 million and $30.7 million, respectively, of additional depreciation from changes in the estimated useful life and the write-downs of certain property and equipment that were identified for disposal but remained in use until the date of disposal.

     Through March 31, 2004, the Company has incurred total charges related to inventory write-downs of $173.5 million and purchase commitments and obligations of $47.3 million. During the three and nine month periods ended March 31, 2004 and 2003, the Company recorded charges associated with inventory write-downs, purchase commitments and other obligations of $0.2 million, $1.7 million, $1.6 million and $(3.6) million respectively resulting from product consolidations and discontinuations in connection with the Global Realignment Program.

     Through March 31, 2004, the Company has incurred total workforce-related charges of $28.7 million. The reduction of approximately 750 employees, consisting of approximately 600 in manufacturing, 50 in research and development, and 100 in selling, general and administrative functions. Approximately 150 employees were located in North America, 100 in Europe and 500 in Asia-Pacific. All 750 employees have been terminated and severance and benefit payments related to these employees have been paid in full.

     Through March 31, 2004, the Company has incurred total lease costs of $10.7 million. The Company anticipates that it will take approximately 18 months from the end of the third quarter to sublease the vacated properties. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2011. During the three and nine month periods ended March 31, 2004 the Company recorded an increase to the lease costs of $0.5 million and decreases of $1.2 million, respectively, reflecting cost of owned properties no longer in productive use offset by reduced expected ongoing expenditures. For the three and nine months ended March 31, 2003, the Company incurred lease costs of $0.0 million and $0.5 million, respectively.

     Through March 31, 2004, the Company has incurred total moving and other costs of $11.3 million. During the three and nine month periods ended March 31, 2004 and 2003, the Company incurred moving and other costs of $0.3 million, $(0.6) million, $2.1 million and $1.2 million, respectively.

     Charges other than restructuring were recorded in the Company’s Condensed Consolidated Statements of Operations for the three and nine months of fiscal 2004 as follows (in millions):

	Three Months		Nine Months
	Ended		Ended
	March 31,		March 31,
	2004	2003	2004	2003
Cost of sales	$0.7	$2.4	$3.1	$6.8
Research and development	0.2	1.0	1.1	2.3
Selling, general and administrative	0.8	9.3	1.6	32.5

Total other charges	$1.7	$12.7	$5.8	$41.6

     As of March 31, 2004, the accrual balance related to these charges was $5.9 million, consisting primarily of purchase and lease commitments. The accrual balance is included in “Other current liabilities” in the Company’s Condensed Consolidated Balance Sheet.

Recommissioning of Assets:

     As the Company continued to execute its restructuring plans to realign its operations and consolidate the facilities, the Company recommissioned certain property and equipment during the fourth quarter of fiscal 2002 with a carrying value of $0 that had previously been removed from operations and fully depreciated or written down under the Global Realignment Program. These assets were placed back into service due to the following reasons: (i) unanticipated changes in the industry and customer demand for certain product lines, (ii) impact of unforeseen warranty obligations, and (iii) changes in initial estimates. The total net book value of the recommissioned property and equipment at the time of the write-downs was $27.7 million, of which $15.9 million was related to the Communications Products Group, $10.7 million was related to the Commercial and Consumer Products Group and $1.1 million was related to the “All Other” category for segment reporting purposes (see Note 16). Based on the dates these assets were placed back into service and taking into consideration the potential impact of the impairment loss on these assets, the Company would have incurred additional depreciation expense of approximately $0.8 million, $2.7 million, $1.1 million and $3.3 million for the three and nine month periods ended March 31, 2004 and 2003, respectively.

Note 13. Income Tax Expense (Benefit)

     The Company recorded an income tax benefit of $7.3 million and $17.7 million, for the three and nine months ended March 31, 2004, respectively, as compared to an income tax expense of $18.6 million and $19.5 million for the three and nine months ended March 31, 2003, respectively. The income tax benefit the Company recorded for the three and nine months ended March 31, 2004, includes tax benefits of $11.0 million and $27.3 million, respectively, recognized as a result of appreciation in the carrying value of available-for-sale marketable securities that reduced the amount of valuation allowance for deferred tax assets that otherwise would have been recorded in connection with our domestic loss from continuing operations.

     The income tax benefit recorded for the three and nine months ended March 31, 2004 differs from the expected tax benefit that would be calculated by applying the federal statutory rate to our loss before income taxes primarily due to increases in our valuation allowance for deferred tax assets attributable to our domestic and foreign loss from continuing operations and income tax expense recorded in connection with the sale of marketable securities.

     Fluctuations in the value of our available for sale investments may create volatility in the income tax expense (benefit) we record in future quarters.

     Due to the continued economic uncertainty in the industry, the Company has recorded deferred tax assets as of March 31, 2004 only to the extent of deferred tax liabilities.

Note 14. Net Loss Per Share

     The following table sets forth the computation of basic and diluted net loss per share (in millions, except per-share data):

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2004	2003	2004	2003
Loss before cumulative effect of an accounting change	$(7.3)	$(136.8)	$(90.9)	$(872.2)
Cumulative effect of an accounting change	—	—	(2.9)	—

Net loss	$(7.3)	$(136.8)	$(93.8)	$(872.2)

Loss per share before cumulative effect of an accounting change—basic and diluted	$(0.01)	$(0.10)	$(0.07)	$(0.62)
Cumulative effect per share of an accounting change—basic and diluted	—	—	—	—

Net loss per share—basic and diluted	$(0.01)	$(0.10)	$(0.07)	$(0.62)

Weighted average number of common shares outstanding	1,438.3	1,422.6	1,436.5	1,416.9

     As the Company incurred net losses for the three and nine months ended March 31, 2004, the effect of dilutive securities (in-the-money stock options) totaling 13.5 million and 6.9 million equivalent shares, respectively, has been excluded from the calculation of diluted net loss per share because it was anti-dilutive. As the Company incurred net losses for the three and nine months ended March 31, 2003, the effect of dilutive securities (in-the-money stock options) totaling 4.3 million and 3.7 million equivalent shares, respectively, has been excluded from the calculation of diluted net loss per share because it was anti-dilutive.

Note 15. Comprehensive Income (Loss)

     The Company’s accumulated other comprehensive income (loss) consists of foreign currency translation adjustments, accumulated net unrealized gains on available-for-sale investments, less an adjustment for net gain on investments previously included in net income and the estimated tax (benefit). At March 31, 2004 and June 30, 2003, the Company had a balance of net unrealized gains of $46.7 million and $29.2 million, respectively, on available-for-sale investments. Additionally, at March 31, 2004 and June 30, 2003, the Company had $15.9 million and $18.6 million, respectively, of foreign currency translation losses.

     The components of comprehensive loss were as follows (in millions):

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2004	2003	2004	2003
Net loss	$(7.3)	$(136.8)	$(93.8)	$(872.2)
Other comprehensive income
Foreign currency	2.2	3.1	2.8	—
Unrealized gains on investments	25.6	6.5	48.7	15.3
Investment losses (gains) previously included in net income	(10.2)	—	(12.1)	—
Tax provision	(7.8)	—	(19.2)	—

Net change in other comprehensive income	9.8	9.6	20.2	15.3
Unrealized losses (gains) on cash flow hedges	(1.3)	(0.3)	(1.2)	0.8

Comprehensive income (loss)	$1.2	$(127.5)	$(74.8)	$(856.1)

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

(ii)	Commercial and Consumer Products Group – formerly the Thin Film Products Group:

The Commercial and Consumer Products Group consists of the Company’s non-communications businesses and includes laser subsystems products and thin film products for display, security, decorative, aerospace and defense applications.

     The amounts shown as “All other” consist of certain unallocated corporate-level operating expenses. In addition, the Company does not allocate restructuring charges, income taxes, non-operating income and expenses or specifically identifiable assets to its segments. During the first quarter of fiscal 2004, the Company stopped allocating restructuring and other realignment charges to its segments. In addition, the Company began allocating corporate sales and marketing expenses to the Communications Group.

     Information on reportable segments is as follows (in millions):

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2004	2003	2004	2003
Communications Products Group:
Net revenue	$79.5	$74.8	$231.6	$257.3
Intersegment revenue	—	—	—	—

Net revenue from external customers	79.5	74.8	231.6	257.3
Operating loss	(11.5)	(16.2)	(31.7)	(146.4)
Commercial and Consumer Products Group:
Net revenue	84.1	92.6	234.0	262.6
Intersegment revenue	(2.2)	(1.7)	(4.2)	(4.6)

Net revenue from external customers	81.9	90.9	229.8	258.0
Operating income	15.1	18.0	35.6	44.3
Net revenue by reportable segments	$161.4	$165.7	$461.4	$515.3

Operating revenue (loss) by reportable segments	$3.6	$1.8	$4.0	$(102.1)
All other operating loss	(22.7)	(53.1)	(77.7)	(122.7)
Unallocated amounts:
Acquisition-related charges	(3.9)	(23.7)	(13.5)	(64.1)
Reduction of goodwill and other long-lived assets	(10.5)	(11.2)	(53.8)	(391.5)
Restructuring charges	(1.7)	(16.3)	(7.5)	(115.1)
Other realignment charges	(1.7)	(12.7)	(5.8)	(41.6)
Interest and other income, net	5.1	7.1	16.4	26.6
Loss on sale of subsidiaries	—	—	—	(0.5)
Gain on sale of investments	19.2	0.9	39.6	3.7
Reduction in fair value of investments	(1.5)	(9.8)	(3.8)	(37.7)
Loss on equity method investments	(0.5)	(1.2)	(6.5)	(7.7)

Loss before income taxes	$(14.6)	$(118.2)	$(108.6)	$(852.7)

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

     The Company expects to make additional cash payments of up to $4.9 million, of which $0.9 million is based on the level of inventory purchased from Ditech that is sold by the Company (the Company is entitled to be reimbursed for any purchased inventory that remains unused at June 30, 2004), and $4 million is contingent upon the revenue generated by the acquired business through June 30, 2005. At March 31, 2004, the Company has accrued $0.9 million for payments to be made as a result of revenue levels attained through that date. Additional payments related to inventory will be recorded to cost of sales at the time product is sold, while contingent payments based on revenue will be accounted for as goodwill. Direct transaction costs incurred in connection with the acquisition were immaterial.

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

OptronX:

     On September 18, 2002, the Company completed the acquisition of the transceiver/transponder business unit of OptronX. The Company believes that the acquisition will extend its transmission product line in metro and short-reach applications. The Company paid $6.2 million in cash to OptronX. Direct transaction costs incurred in connection with the acquisition were immaterial.

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

          During the three and nine months ended March 31, 2003, the Company recorded adjustments of $0 and $2.7 million, respectively, as a result of the final valuation of the inventories acquired from IBM.

Note 18. Related Party Transactions

     On October 22, 2001, the Company entered into an automation development alliance agreement with Adept. Under the agreement, Adept agreed to pay the Company up to $5.0 million for certain research and development activities. The Company invested $25.0 million in Adept’s convertible preferred stock, which has been converted into common stock, and the investment was accounted for under the cost method. For the three months ended September 30, 2002, the Company recorded $19.1 million of reductions in fair value of its Adept investment as the decline in fair value was determined to be other-than-temporary, and for the three months ended March 31, 2003, the Company recorded an additional $5.9 million of reduction in the fair value, bringing the value to $0 (see Note 8).

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

     The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of March 31, 2004.

Product Warranties:

     In general, the Company offers a one-year warranty for most of its products in the Communications Products Group, and a three-month to one-year warranty for most of its products in the Commercial and Consumer Products Group (formerly the Thin Film Products Group). The Company provides reserves for the estimated costs of product warranties during the period in which revenue is recognized. The Company estimates the costs of its warranty obligations based on its historical experience of known product failure rates, use of materials to repair or replace defective products and service delivery costs incurred in correcting product failures. In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise with specific products. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

     The following table presents the changes in the Company’s warranty reserve during the three and nine months ended March 31, 2004 and 2003 (in millions):

Three Months Ended March 31, 2004:		Three Months Ended March 31, 2003:
Balance as of December 31, 2003	$36.4	Balance as of December 31, 2002	$66.8
Provision for warranty	2.4	Provision for warranty	1.2
Utilization of reserve	(5.7)	Utilization of reserve	(2.0)
Adjustments related to pre-existing warranties (including changes in estimates)	(5.5)	Adjustments related to pre-existing warranties (including changes in estimates)	(4.5)

Balance as of March 31, 2004	$27.6	Balance as of March 31, 2003	$61.5

Nine Months Ended March 31, 2004:		Nine Months Ended March 31, 2003:
Balance as of June 30, 2003	$52.4	Balance as of June 30, 2002	$73.6
Provision for warranty	5.5	Provision for warranty	10.7
Utilization of reserve	(13.2)	Utilization of reserve	(12.0)
Adjustments related to pre-existing warranties (including changes in estimates)	(17.1)	Adjustments related to pre-existing warranties (including changes in estimates)	(10.9)

Balance as of March 31, 2004	$27.6	Balance as of March 31, 2003	$61.5

Note 20. Convertible Notes

     On October 31, 2003, we completed the sale of $475 million aggregate principal amount of Zero Coupon Senior Convertible Notes due in 2010. The notes were issued for cash consideration in a private placement to the initial purchasers, Morgan Stanley & Co. Incorporated, Goldman Sachs & Co., and CIBC World Markets Corp. The initial purchasers resold the notes to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended. Proceeds from the notes amounted to $462.5 million after issuance costs. The notes do not bear interest, have a zero yield-to-maturity, and are convertible into the Company’s common stock at a conversion price of $4.94 per share. Each $1,000 principal amount is initially convertible into 202.4291 shares of the Company’s common stock upon the satisfaction of certain conditions. Therefore, the notes are convertible in the aggregate into approximately 96.2 million shares of common stock. The Company has the right to redeem the notes beginning November 15, 2008. Holders of the notes may require the Company to repurchase the notes on November 15, 2008. Under certain circumstances, specifically, during any fiscal quarter commencing after December 31, 2003, if the closing sale price of our Common Stock exceeds 110% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter, holders may require the Company to repurchase the notes beginning the second quarter of fiscal 2004. This has not occurred. The Company intends to use the net proceeds of the offering for general corporate purposes, including research and development programs, general working capital and possible future acquisitions and strategic investments.

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

     These statements include: (i) statements or implications regarding the stabilization of our markets and current or future growth thereof; (ii) our expectations and beliefs regarding future average sales prices, costs and margins, as well as future restructuring costs and their impact on our financial results; (iii) statements regarding the completion of the restructuring and other realignment programs and the expected level and timing of cost savings and other benefits to the Company from the same as well as the expected costs thereof; (iv) statements or implications regarding our execution and our ability to improve the same; and (v) any anticipation or guidance as to future industry or market conditions or as to our financial performance. Forward-looking statements also include, among others, all italicized portions of this Report.

     Management cautions that forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in such forward-looking statements. These risks and uncertainties include, among other things, the risks (i) our ongoing integration and restructuring efforts, including, among other things, facility closings, product transfers and organizational changes, may not be successful in achieving their expected benefits, may be insufficient to align our operations with customer demand and the changes affecting our industry, or may be more costly, disruptive or extensive than currently anticipated or may cause manufacturing delays, product quality problems, product shortages and other disruptions to our supply chain and ability to timely deliver products to our customers as and when requested; (ii) increasing pricing pressure, as the result of the industry uncertainty, industry consolidation and competitive factors, may harm our revenue and profit margins; (iii) our research and development programs may be insufficient or too costly, or may not produce new products, with performance, quality, quantity and price levels satisfactory to our customers; (iv) our ongoing efforts to reduce product costs to our customers, through, among other things, relocation, automation, improved manufacturing processes and product rationalization may be unsuccessful; and (v) our ability to predict future performance continues to be difficult. Further, our future business, financial condition and results of operations could differ materially from those anticipated by such forward-looking statements and are subject to risks and uncertainties including the risks set forth above. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. Forward-looking statements are made only as of the date of this Report and subsequent facts or circumstances may contradict, obviate, undermine or otherwise fail to support or substantiate such statements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform such statements to actual results or to changes in our expectations.

Results of Operations

Our Industries and Quarter Developments

     We are a worldwide leader in optical technology. We design and manufacture products for fiberoptic communications, as well as for markets where our core optics technologies provide innovative solutions for industrial, commercial and consumer applications. Our fiberoptic components and modules are deployed by system manufacturers for the telecommunications, data communications and cable television industries. We also offer products for display, security, medical/environmental instrumentation, decorative and aerospace and defense applications. We currently employ approximately 5,300 employees at 13 locations, principally located in North America, the Peoples Republic of China, France and the Netherlands.

     Our communications markets consist generally of:

•	Enterprise and storage equipment providers such as Cisco, Sun Microsystems and Hewlett Packard.

•	The telecommunications carriers: the regional Bell companies, or “RBOCS”; the long distance carriers, such as AT&T and MCI; international counterparts, such as British Telecom and Deutsche Telcom; and, to a growing extent, emerging carriers in the rest of the world.

•	System and equipment providers to the communications network carriers: principally Nortel, Lucent, Alcatel, Ciena, and Cisco

•	Cable service providers such as Comcast and Time Warner.

•	System and equipment providers to the cable service providers, such as Scientific Atlanta.

     We supply a broad portfolio of optical components, modules and subsystems to the equipment and system providers in each of these segments.

     Our Commercial and Consumer Products Group (formerly referred to as the Thin Film Products Group) includes our optical coating and bulk optics capablilities. Optical coatings are microscopic layers of materials, such as silicon and magnesium fluoride, applied to the surface of a substrate, such as glass, plastic or metal, to alter its optical properties. Optical coatings work by controlling, enhancing or modifying the behavior of light to produce specific effects such as reflection, refraction, absorption, abrasion resistance, anti-glare and electrical conductivity. This control is achieved as a result of the optical properties, number of layers and thickness of the optical coatings in relation to wavelengths of light. The ability to control the behavior of light using thin film coatings plays a critical role in many industries and products.

     Our Commercial and Consumer Products Group markets consist generally of:

•	Display: optical components and modules and front surface mirrors used in rear projection and plasma displays.

•	Custom Optics: medical/environmental intrumentation, high precision coated products, optical sensors for aerospace and defense applications and optical filters for medical instruments.

•	Light Interference Pigments: color shifting utilized in security products and decorative surface treatments. Pigments are used in security products to inhibit counterfeiting of currencies and other valuable documents.

•	Lasers: lasers subsystems are used in biotechnology, graphic arts and imaging, semiconductor processing, material processing and other laser based applications and markets.

     Overall, our communications markets are notable for, among other things, their high concentration of customers at each level of the industry, as well their extremely long design cycles. One consequence of a highly concentrated customer base is systemic pricing pressure at each level of the industry. Large capital investment requirements, long return on investment periods, uncertain business models and complex and shifting regulatory hurdles, among other things, currently combine to limit opportunities for new carriers to emerge. Thus, we expect that high customer concentration and its attendant pricing pressure and other effects on our communications markets will remain for the foreseeable future. Long design cycles mean that considerable resources must be spent to design and develop new products with limited visibility relative to the ultimate market opportunity for the products (pricing and volumes) or the timing thereof. As the supplier of components and modules to this industry, we feel the effects most acutely, as system designs must first be initiated at the carrier level, communicated to the systems provider and then communicated to us and our competitors. During system design periods, shifts in economic, industry, customer or consumer conditions could and often do cause redesigns, delays or even cancellations to occur with their concomitant costs to those involved. Communications industry design cycles are often devastating for companies without the financial and infrastructural resources to sustain the long periods between project initiation and revenue realization. Our Commercial and Consumer Products Group, while more diverse, shares some of the customer concentration and design cycle attributes of our communications markets.

     We are working aggressively to expand our distribution channels for several of our core competencies in these areas to, among other things, reduce our exposure to customer concentration and long design cycles across our company.

     Major business developments during the third quarter of fiscal 2004 include:

•	We continued to align our organization and focus on organizational development by identifying and implementing hiring, streamlining and consolidation programs.

•	For the second consecutive quarter our revenues increased. Revenue was approximately evenly divided between our Communications and Commercial and Consumer Products segments.

•	We continued to focus on execution improvement.

•	We had two customers from our Commercial and Consumer Products Group (formerly the Thin Film Products Group) that represented greater than 10% of our total revenues for the quarter.

•	Our SG&A and R&D expenses continued to decline sequentially reflecting the benefit from cost reduction initiatives we have undertaken.

•	We realized a gain on the sale of marketable public securities of approximately $19.2 million. The fair value of our marketable securities at March 31, 2004 was approximately $101.3 million.

•	We recorded a tax benefit of approximately $7 million primarily resulting from an unrealized gain on our investments in marketable securities. We expect continuing fluctuations in the value of our marketable securities which will create variability in our tax provision.

•	Our levels of accounts receivable and inventory increased as we experienced a higher portion of our quarterly shipments during the third month of the quarter and we increased our investment in inventory to respond to customer requested shorter lead times.

Net Revenue:

				Percentage				Percentage
	Three Months Ended		Change*	Change	Nine Months Ended		Change**	Change
	March 31,	March 31,			March 31,	March 31,
	2004	2003			2004	2003
Net revenue	$161.4	$165.7	$(4.3)	(3)%	$461.4	$515.3	$(53.9)	(10)%

* Primary reasons for change. Net revenue declined primarily due to lower demand for our Commercial and Consumer products, particularly due to reduced display and security product revenue. These declines were partially offset by increased revenue from our Communications products, primarily reflecting increased demand for components supporting the long haul market.

**Primary reasons for change: Net revenue declined due to lower demand for our Communications products, and lower average selling prices resulting from industry consolidation, and decreases in network deployment and capital spending by telecommunications carriers, which in turn caused our customers to reduce their inventory levels, and hence, their need for our products. The decline in our Commercial and Consumer Products revenue was primarily due to declines in our display revenue.

Notes:

•	Net revenue during the third quarter of fiscal 2004 included no cancellation revenue. Net revenue for the nine months ended March 31, 2004 included $0.4 million of cancellation revenue, compared to $3.2 million in the third quarter of fiscal 2003 and $26.4 million in the nine months ended March 31, 2003.

•	Net revenue from our Communications Product Group accounted for 49% of our net revenue during the third quarter of fiscal 2004 as compared to 45% during the third quarter of fiscal 2003. Revenues were relatively evenly split between communications and non-communications products for the first nine months of both fiscal 2004 and fiscal 2003.

•	Net revenue from our Commercial and Consumer Products Group accounted for 51% of our net revenue during the third quarter of fiscal 2004 as compared to 55% during the third quarter of fiscal 2003. We expect our Commercial and Consumer Products Group net revenue to continue to account for a major portion of our total net revenue.

•	For the third quarters of each of fiscal 2004 and 2003, two customers of our Commercial and Consumer Products Group accounted for more than 10% of our net revenue. Texas Instruments and SICPA accounted for 11% and 10%, respectively, of net revenue for the third quarter of 2004, and 13% and 11%, respectively, of our net revenue for the third quarter of fiscal 2003. For the first nine months of 2004, no customer accounted for more than 10% of net revenue. Texas Instruments accounted for approximately 13% of net revenue in the first nine months of fiscal 2003.

•	Net revenue from customers outside North America represented 38%, 30%, 35% and 30% of net revenue in the three and nine month periods ended March 31, 2004 and 2003, respectively. We expect revenue from international customers to continue to be an important part of our overall revenue and an increasing focus for revenue growth.

•	Please refer to the “Operating Segment Information” section below for further discussions with respect to net revenue and operating results for each of our operating segments.

Comment and analysis:

     During the third quarter, our net revenue of $161.4 million was approximately 6% higher than our net revenues for the second quarter of fiscal 2004, with third quarter revenues remaining largely evenly balanced between our Communications Products Group and our Commercial and Consumer Products Group. The increased revenue over the prior quarter is attributable largely to volume increases across most of our businesses. We continue to experience instances of customer requests for shorter lead times. We believe we are seeing signs of stability in both our communication and commercial and consumer products markets, particularly evidenced by sequential revenue increases. Relying on this data, we believe that improvements in our execution will be a more significant contributor to our near term Communications Product Group revenue growth than changes in market conditions. As we experience these signs of stabilization, we have encountered multiple and systemic execution challenges principally related to factory and product transitions initiated as part of our restructuring programs. These challenges include product delivery timetable uncertainty, supply chain constraints, protracted lead times, quality problems, systems strain and related customer dissatisfaction. These execution challenges have caused order cancellations and postponements and limited our revenue growth. Improving our overall execution will be a major priority for the foreseeable future. If we do not improve our execution, including our lead times, volumes and product quality, particularly in our communications businesses, our operating results will suffer and we may experience customer defections.

Gross Margin:

	Three Months Ended		Change*	Nine Months Ended		Change**
	March 31,	March 31,		March 31,	March 31,
	2004	2003		2004	2003
Gross margin	$40.4	$22.8	$17.6	$106.5	$16.4	$90.1
Percentage of revenue	25%	14%		23%	3%

*Primary reasons for change: Improvements in gross margin were due to (i) a decline in personnel-related expenses of approximately $10.7 million as a result of workforce reductions, site closures, product transfers to both lower cost locations and contract manufacturers; (ii) $9.5 million of write-downs of excess and obsolete inventories in the current quarter, as compared to $17.5 million in the prior-year period; (iii) a reduction in acquisition related stock compensation charges of $6.4 million; and (iv) reclassification to R&D of $2.3 million of expenses previously included in cost of goods sold. These favorable impacts to gross margin were partially offset by the following: (i) a decrease in the consumption of inventory previously written off as excess or obsolete for the three months ended March 31, 2004 of $7.2 million as compared to the prior year period; (ii) no contract cancellation revenue in the current quarter, compared to $3.2 million in the prior-year period; and (iii) continued decline in average selling prices of our products resulting from continuing pricing pressures from our customers.

**Primary reasons for change: Improvements in gross margin were due to (i) a decline in personnel-related expenses of $57.7 million as a result of workforce reductions, site closures, product transfers to both lower cost locations and contract manufacturers and other cost cutting measures implemented under our Global Realignment Program; (ii) $22.1 million of write-downs of excess and obsolete inventories during the nine month period ended March 31, 2004, as compared to $45.5 million in the prior-year period; (iii) a reduction in acquisition related stock compensation charges of $16.2 million; and (iv) a decrease in warranty expense of $11.4 million as compared to the prior-year period, primarily the result of lower warranty requirements on certain products. These favorable impacts to gross margin were partially offset by the following: (i) $0.4 million in contract cancellation revenue during the current nine months compared to $26.4 million in the prior-year period; (ii) decreases in the consumption of inventory previously written off as excess or obsolete for the nine months ended March 31, 2004 of $23.8 million as compared to the prior year period; and (iii) continued decline in average selling prices of our products.

Comment and analysis:

     Gross margin for the third quarter was approximately 25% which is a two point improvement from the previous quarter. Continued average selling price declines continued to strain revenue associated with volume increases in the third quarter and restrict further improvements to our gross margin. We believe this pricing pressure will continue and may be indicative of fundamental changes in our communications industries resulting from, among other things, increased product commoditization and industry consolidation. Looking ahead, we expect this strain to moderate somewhat, as we believe that our lead-time and execution improvement programs should in general help stabilize pricing and we expect to see favorable inventory recoveries in future quarters as customers initiate orders for products that have not been produced for some time. However, we expect gross margin pressures to remain for the foreseeable future, and we are focused on actions designed to optimize our cost structure and improve our gross margins.

Research and Development (R&D):

	Three Months Ended		Change*	Nine Months Ended		Change**
	March 31,	March 31,		March 31,	March 31,
	2004	2003		2004	2003
Research and development	$25.6	$36.8	$11.2	$74.4	$121.6	$47.2
Percentage of revenue	16%	22%		16%	24%

*Primary reasons for change: The decline was attributable to (i) a decline in R&D materials of $5 million; (ii) a decline in acquisition related stock compensation charges of $4.4 million; and (iii) a decline of approximately $1.1 million for facilities and occupancy related expenses due to the write-downs of property, plant and equipment as a result of our quarterly impairment reviews, site consolidations and the removal and disposal of property, plant and equipment under the Global Realignment Program. These decreases were offset in part by a reclassification of $2.3 million of expense, previously included in cost of goods sold, to research and development.

**Primary reasons for change: The decrease was primarily due to the cost savings resulting from our Global Realignment Program, which included the elimination of certain product development programs, including (i) a decline in R&D materials expense of $14.5 million, as well as workforce reductions resulting in savings of approximately $11.6 million; (ii) a decline in acquisition related stock compensation charges of $9.6 million; and (iii) a reduction in facilities and occupancy related costs of approximately $4.7 million.

Comment and analysis:

     During the third quarter we continued to reduce our overall research and development costs. However, we believe that investment in R&D is critical to attaining our strategic objectives. Historically we have devoted significant engineering resources to assist with production, quality and delivery challenges which has had some negative impact on our new product development activities. Despite our continued efforts to reduce expenses, there can be no assurance that our R&D expenses will continue to decline in future quarters. In addition, there can be no assurance that such expenditures will be successful or that improved processes or commercial products, at acceptable volumes and pricing, will result from our investment in R&D.

Selling, General and Administrative Expense (SG&A):

	Three Months Ended		Change*	Nine Months Ended		Change**
	March 31,	March 31,		March 31,	March 31,
	2004	2003		2004	2003
Selling, general and administrative	$35.6	$70.0	$34.4	$113.3	$209.0	$95.7
Percentage of revenue	22%	42%		25%	41%

*Primary reasons for change: The decrease was primarily due to: (i) a reduction in facility and occupancy related costs of approximately $9.8 million due to the write-downs of property, plant and equipment as a result of our quarterly impairment reviews, site consolidations and the removal and disposal of property, plant and equipment under the Global Realignment Program; (ii) a decline in acquisition related stock compensation charges of $9.2 million; (iii) a decline of $8.4 million of charges other than restructuring associated with our Global Realignment Program; and (iv) a decline in personnel-related expenses of approximately $6 million resulting from workforce reductions, site closures and other cost cutting measures implemented under our Global Realignment Program. These expense reductions were offset in part by increases in outside services related to legal and Sarbanes-Oxley compliance.

**Primary reasons for change: The decrease was primarily due to: (i) a reduction in facility and occupancy related costs of $32.6 million due to the write-downs of property, plant and equipment as a result of our quarterly impairment reviews, site consolidations and the removal and disposal of property, plant and equipment under the Global Realignment Program; (ii) a decline of $30.9 million of charges other than restructuring associated with our Global Realignment Program; (iii) a decline in acquisition related stock compensation charges of $20.2 million; and (iv) a decline in personnel-related expenses of approximately $11.3 million as a result of workforce reductions, site closures and other cost cutting measures implemented under our Global Realignment Program. These expense reductions were offset in part by increases in outside services related to legal and Sarbanes Oxley compliance.

Comment and analysis:

     Despite our continued efforts to reduce expenses, we continue to incur comparatively high levels of SG&A expense as a percentage of our net revenue. Our SG&A levels remain high, to a major extent, as a result of our historic levels of operations, related to complexity and the continuing costs required to resolve disputes, employment issues , facility closures and other matters attributable to the extent and scope of our historic organization and operations. While we expect these costs to diminish over time, we anticipate that non-recurring, non-core expenses related to these matters will be incurred periodically for the foreseeable future, none of which is expected to have a material adverse impact on our financial condition, but many of which could impact our profitability expectations for a particular quarter. In March 2001, we employed approximately 29,000 persons at 41 sites. As of March 31, 2004, we employed approximately 5,300 persons, at 13 sites. As we have reduced the number of our locations, we have made significant progress in reducing our SG&A expense. However, additional effort remains to align our SG&A levels to our current and expected operations, which alignment will be crucial to our recovery and we may not be successful in this effort. Also, we expect to incur additional SG&A expenses as we implement the requirements of the Sarbanes-Oxley Act of 2002, in particular, Section 404 thereof, and continue to invest in personnel strategic to our business. There can be no assurance that our SG&A expense will continue to decline in the future or that, more importantly, we will develop a cost structure (including our SG&A expense), which will lead to profitability under current and expected revenue levels.

Amortization of Purchased Intangibles:

	Three Months Ended		Change	Nine Months Ended		Change*
	March 31,	March 31,		March 31,	March 31,
	2004	2003		2004	2003
Amortization of intangibles	$3.9	$3.7	$0.2	$11.8	$15.9	$(4.1)

*Primary reasons for change: The decrease for the nine month period was primarily due to the write-downs of the carrying amount of purchased intangibles as a result of impairment charges recorded in prior periods. Please refer to the “Reduction of Other Long-Lived Assets” section below for further discussion of the impairment charges related to our purchased intangibles.

Acquired In-Process Research and Development:

     No charges for acquired in-process research and development (“IPR&D”) were recorded during the third quarters of fiscal 2004 or 2003. During the nine month period ended March 31, 2003, we recorded IPR&D charges of $0.4 million related to our acquisition of OptronX’s transceiver/transponder unit. The amount was expensed on the acquisition date because the acquired technology had not yet reached technological feasibility and had no future alternative uses.

Reduction of Goodwill:

	Three Months Ended		Change	Nine Months Ended		Change
	March 31,	March 31,		March 31,	March 31,
	2004	2003		2004	2003
Reduction of goodwill	$—	$—	$—	$—	$225.7	$(225.7)

Comment and analysis:

     During the three and nine months ended March 31, 2004, we recorded no impairment charges in accordance with SFAS No. 142. During the three and nine months ended March 31, 2003, we recorded $0 and $225.7 million, respectively, of impairment charges.

Nine Months Ended March 31, 2003:

     As part of our quarterly review of financial results in the first quarter of fiscal 2003, we noted indicators that the carrying value of our long-term assets including goodwill may not be recoverable and performed an additional impairment review.

     Under the first step of the SFAS No. 142 analysis, the fair value of the reporting units was determined based on a combination of the income approach, which estimates the fair value based on the future discounted cash flows, and the market approach, which estimates the fair value based on comparable market prices. Based on the first step analysis, we determined that the carrying amount of three reporting units within the Communications Products Group was in excess of their fair value. As such, we were required to perform the second step analysis on the three reporting units that had failed the first step test to determine the amount of the impairment loss. We determined that an impairment loss was probable and could be reasonably estimated. Therefore, as permitted by SFAS No. 142, we recorded an estimated impairment charge of $224.4 million to reduce the carrying value of our goodwill in the first quarter of fiscal 2003. We completed the second step analysis in connection with the impairment review for the first quarter of fiscal 2003 and recorded an additional impairment charge of $1.3 million in the second quarter of fiscal 2003, bringing the total Reduction of Goodwill for the nine months ended March 31, 2003 to $225.7 million.

     The following table summarizes the impairment charges recorded during fiscal 2003 (in millions):

Reporting Units(1)
Communications Products Group:
Components Products Group	$54.6
Subsystem Products Group	28.7
Transmission Products Group	142.4

Total	$225.7

(1)	During the first quarter of fiscal 2004, the names of certain reporting units were changed. The table above reflects the current names for these reporting units.

Reduction of Other Long-Lived Assets:

	Three Months Ended		Change	Nine Months Ended		Change
	March 31,	March 31		March 31,	March 31
	2004	2003		2004	2003
Assets held and used:
Purchased intangibles (other than goodwill)	$—	$—	$—	$—	$68.6	$(68.6)
Property, plant, equipment and other	11.4	—	11.4	16.4	79.1	(62.7)
Assets held for sale:
Property, plant and equipment	(0.9)	11.2	(12.1)	37.4	18.1	19.3

Total reductions of other long-lived assets	$10.5	$11.2	$(0.7)	$53.8	$165.8	$(112.0)

Comment and analysis:

     During the three and nine month periods ended March 31, 2004 and 2003, the Company recorded $10.5 million, $53.8 million, $11.2 million and $165.8 million, respectively, of reductions in the carrying value of its long-lived assets and assets held for sale. These charges excluded asset write-downs associated with Restructuring Activities (see Note 12).

Three and Nine Months ended March 31, 2004:

Assets Held and Used:

     During the three months ended March 31, 2004, in accordance with SFAS No. 144, the Company reduced to estimated realizable value, the value of certain manufacturing equipment by $7.7 million, and other assets by $3.7 million. In addition, during the nine months ended March 31, 2004, as a result of the adoption of FIN 46R with respect to two properties under a synthetic lease agreement, the Company recognized a $5 million impairment charge related to its Melbourne, Florida property.

Assets Held for Sale:

     During the three months ended March 31, 2004, the Company increased the carrying value of certain North American assets by $0.9 million as a result of changes in estimated market conditions.

     During the nine months ended March 31, 2004, the Company classified certain properties as assets held for sale, primarily facilities. In accordance with SFAS 144, the Company recorded total impairment charges of $37.4 million, representing the amount by which the carrying value of the properties exceeded estimated fair value less cost to sell.

Three and Nine Months ended March 31, 2003:

Assets Held and Used:

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

     During the second and third quarters of fiscal 2003, the Company noted no impairment indicators in connection with its long-lived assets held and used, and accordingly, a test of recoverability of its long-lived assets was not required for these periods.

Assets Held for Sale:

     During the three months ended March 31, 2003, the Company classified certain property and equipment as assets held for sale, recording impairment charges of $11.2 in accordance with SFAS 144. During the first quarter of fiscal 2003, the Company classified certain property and equipment as assets held for sale in connection with the sales of its SIFAM and Cronos subsidiaries. In accordance with SFAS No. 144, the Company recorded total impairment charges of $6.9 million, representing the amount by which the carrying value of the property and equipment exceeded fair value less cost to sell.

Restructuring and Other Related Charges:

	Three Months Ended		Change	Nine Months Ended		Change
	March 31,	March 31,		March 31,	March 31,
	2004	2003		2004	2003
Restructuring charges	$1.7	$16.3	$(15.8)	$7.5	$115.1	$(107.6)

Comment and analysis:

     During the third quarter of fiscal 2004, the Company initiated two restructuring actions related to the closure/sale of one facility and the consolidation/reorganization of another. These actions created restructuring charges of $1.2 million primarily related to severance and fringe benefits associated with employee reductions of approximately 30 in North America and 30 in Asia-Pacific. The Company recorded the initial charges in the third quarter of fiscal 2004, which were offset by payments of $0.9 million.

     In April 2001, we initiated the Global Realignment Program, under which we began restructuring our business in response to the economic downturn. Through December 31, 2003, we have implemented 9 phases of restructuring activities and recorded total restructuring charges of $651.8 million. In addition, we incurred charges other than restructuring of $480.7 million related to the Global Realignment Program (of which $1.7 million, $12.7 million, $5.8 million and $41.6 million were recorded during the three and nine month periods ended March 31, 2004 and 2003, respectively). Please refer to “Note 12. Restructuring” of the Notes to Condensed Consolidated Financial Statements for a detailed discussion on these charges associated with our restructuring actions.

     Under the Global Realignment Program, we have consolidated and reduced our manufacturing, research and development, sales and administrative facilities in North America, Europe and Asia-Pacific. The total number of sites and buildings closed is 29. Based on the decisions made through the end of the second quarter of fiscal 2004, the Company expects to have reduced its total workforce by approximately 19,900 employees upon the completion of the Global Realignment Program. As of March 31, 2004, 19,836 employees have been terminated.

     The Company’s ability to generate sublease income, as well as its ability to terminate lease obligations at the amounts estimated, is highly dependent upon the economic conditions, particularly commercial real estate market conditions in certain geographies, at the time we negotiate the lease termination and sublease arrangements with third parties as well as the performances by such third parties of their respective obligations. While the amount the Company has accrued represents the best estimate of the remaining obligations it expects to incur in connection with these plans, estimates are subject to change. Routine adjustments are required and may be required in the future as conditions and facts change through the implementation period. The Company’s restructuring obligations are net of sublease income or lease settlement estimates of approximately $85 million. If adverse macroeconomic conditions continue, particularly as they pertain to the commercial real estate market, or if, for any reason, tenants under subleases fail to perform their obligations, the Company may be required to reduce estimated future sublease income and adjust the estimated amounts of future settlement agreements, and accordingly, increase estimated cost to exit certain facilities. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2013.

     The actions under the Global Realignment Program and other restructuring actions may not be successful in achieving the expected cost reductions or other benefits, may be insufficient to align our operations with customer demand and the changes affecting our industry, or may be more costly or extensive than currently anticipated. Even if the restructuring activities are successful and meets our current cost reduction goals, our revenue must continue to increase substantially in the future for us to be profitable.

     The Global Realignment Program is substantially complete. Looking forward, as we move from a set program of restructuring toward targeted customer-driven productivity improvements, we expect to see opportunities to further reduce costs.

Interest and Other Income, Net:

	Three Months Ended		Change*	Nine Months Ended		Change*
	March 31,	March 31,		March 31,	March 31,
	2004	2003		2004	2003
Interest and other income, net	$5.1	$7.1	$(2.0)	$16.4	$26.6	$(10.2)

*Primary reasons for change: The decrease in the third quarter of fiscal 2004 over the prior-year period was primarily attributable to the decrease in interest income as a result of lower interest earned on invested cash balances and reduced gains on the disposal of certain assets. The decrease for the nine months ended March 31, 2004 as compared to the nine months ended March 31, 2003 is primarily attributable to lower interest rates during 2004. Going forward, amortization of the cost incurred for the issuance of the Company’s Convertible Debt will reduce net interest income by approximately $0.6 million per quarter.

Loss on Sale of Subsidiaries:

	Three Months Ended		Change*	Nine Months Ended		Change*
	March 31,	March 31,		March 31,	March 31,
	2004	2003		2004	2003
Loss on sale of subsidiaries	$—	$—	$—	$—	$(0.5)	$0.5

*Primary reasons for change: During the second quarter of fiscal 2003, the Company completed the sale of the majority of the assets of Cronos, a subsidiary located in Raleigh, North Carolina, to MEMSCAP, a supplier of optical micro-electro-mechanical system (“MEMS”) solutions located in France and completed the sale of SIFAM, a subsidiary located in Torquay, United Kingdom, to SIFAM Fibre Optics Limited. The following table summarizes the net loss the Company realized on the sales of the two subsidiaries during the second quarter of fiscal 2003 (in millions):

Gain on sale of Cronos	$0.2
Loss on sale of SIFAM	(0.7)

Total	$(0.5)

Gain on Sale of Investments:

	Three Months Ended		Change*	Nine Months Ended		Change*
	March 31,	March 31,		March 31,	March 31,
	2004	2003		2004	2003
Gain on sale of investment	$19.2	$0.9	$18.3	$39.6	$3.7	$35.9

*Primary reasons for change: These gains during the three and nine months of fiscal 2004 are primarily the result of the sale of marketable public securities. The fair value of our marketable securities at March 31, 2004 is approximately $101 million.

Reduction in Fair Value of Investments:

	Three Months Ended		Change*	Nine Months Ended		Change*
	March 31,	March 31,		March 31,	March 31,
	2004	2003		2004	2003
Reduction in fair value of investments	$(1.5)	$(9.8)	$8.3	$(3.8)	$(37.7)	$33.9

*Primary reasons for change We periodically review our investments for impairment. In the event the carrying value of an investment exceeds its fair value and the decline in fair value is determined to be other-than-temporary, we write down the value of the investment to its fair value. The Company recorded $1.5 million and $9.8 million of reductions in fair value of certain non-marketable investments in the third quarter of fiscal 2004 and 2003, respectively. The Company recorded a reduction of $25 million in its investment in Adept Technology in the nine months ended March 31, 2003.

Comment and analysis:

     Should the fair value of our investments continue to decline in the future, we may be required to record additional charges if the decline is determined to be other-than-temporary. The carrying amount of the Company’s investments is $31.4 million and its minimum funding commitments is $18.2 million.

Loss on Equity Method Investments:

	Three Months Ended		Change	Nine Months Ended		Change
	March 31,	March 31,		March 31,	March 31,
	2004	2003		2004	2003
Loss on equity method investments	$(0.5)	$(1.2)	$0.7	$(6.5)	$(7.7)	$1.2

Comment and analysis:

     We recorded losses on our equity method investments representing our pro-rata share of net losses. Our equity investments include four venture capital funds and three direct investments.

Income Tax Expense (Benefit):

	Three Months Ended		Change*	Nine Months Ended		Change*
	March 31,	March 31,		March 31,	March 31,
	2004	2003		2004	2003
Income tax expense (benefit)	$(7.3)	$18.6	$(25.9)	$(17.7)	$19.5	$(37.2)

*Primary reasons for change: The tax benefit for the three and nine months ended March 31, 2004 resulted primarily from appreciation in the carrying value of certain marketable public securities designated as available-for-sale investments which required us to record a tax benefit for the domestic operating losses sustained during the nine months ended March 31, 2004.

Comment and analysis:

     Due to the continued economic uncertainty in the industry, the Company has recorded deferred tax assets as of March 31, 2004 only to the extent of deferred tax liabilities. Fluctuations in the value of our available-for-sale marketable public securities will create volatility in the amount of income tax provision (benefit) we record in future quarters.

Operating Segment Information:

Communications Product Group:

				Percentage				Percentage
	Three Months Ended		Change*	Change	Nine Months Ended		Change*	Change
	March 31,	March 31,			March 31,	March 31,
	2004	2003			2004	2003
Net Revenue	$79.5	$74.8	$4.7	6%	$231.6	$257.3	$(25.7)	(10)%
Operating income (loss)	$(11.5)	$(16.2)	$4.7	29%	$(31.7)	$(146.4)	$114.7	(78)%

*Primary reasons for change The increase in Communication Products Group net revenue for the three-month period reflects a marginal increase in customer demand in the third quarter of fiscal 2004. The decline in net revenue for the nine month period was primarily due to lower demand for our communications products and lower average selling prices caused by the continued slowdown in our industry, which resulted in a decrease in network deployment and capital spending by telecommunications carriers. This in turn caused our customers to reduce their inventory levels. The improvement in Communication Product Group Operating loss was primarily a function of improved gross margins and reduced operating expenses primarily related to reductions identified under the Global Realignment Program.

Commercial and Consumer Products Group:

				Percentage				Percentage
	Three Months Ended		Change*	Change	Nine Months Ended		Change*	Change
	March 31,	March 31,			March 31,	March 31,
	2004	2003			2004	2003
Net Revenue	$81.9	$90.9	$(9.0)	(10)%	$229.8	$258.0	$(28.2)	(11)%
Operating income	$15.1	$18.0	$(2.9)	(16)%	$35.6	$44.3	$(8.7)	(20)%

*Primary reasons for change: The decline in net revenue for Commercial and Consumer Products Group for the three and nine months ended March 31, 2004 was primarily attributable to lower demand for our display products and optically variable pigments. The Company expects the Commercial and Consumer Products Group to continue to provide a major portion of the Company’s revenue.

Liquidity and Capital Resources

     As of March 31, 2004, we had a combined balance of cash, cash equivalents and short-term investments of $1,657.2 million, an increase of $423.1 million from June 30, 2003 primarily due to the debt offering. Our total debt outstanding, including capital lease obligations, was $468.6 million at March 31, 2004.

     Operating activities used $102.1 million in cash during the nine months ended March 31, 2004, primarily resulting from: (i) our net loss adjusted for non-cash items including non-cash tax benefit associated with unrealized gains on publicly traded securities, depreciation and amortization, stock-based compensation expense, cumulative effect of an accounting change, reductions of goodwill and other long-lived assets, gains and losses on our investments; (ii) increases in accounts receivable and inventory; (iii) an increase in accounts payable and (iv) decrease of other liabilities of $82.1 million, partially resulting from reductions of approximately $46 million associated with our restructuring program accrual, the utilization and settlement of warranty obligations of $25 million and the reduction of other current liabilities of $21 million due to settlement and payment of obligations. These items were partially offset by tax refunds received of approximately $39 million. We expect to continue to experience an increase in inventory levels and consume between $60 million and $70 million in cash during fiscal 2004 for cash payments under the Global Realignment Program.

     Accounts receivable increased during the nine months ended March 31, 2004 due to increased shipments during the third month of the quarter. Days sales outstanding in accounts receivable was 63 days at March 31, 2004, as compared to 55 days at June 30, 2003.

     We collected approximately $39 million in income tax refunds during the first nine months of fiscal 2004. We do not expect to collect any significant tax refunds in the foreseeable future. Inventory levels increased $20.3 million at March 31, 2004 as compared to June 30, 2003, as we purchased inventory, primarily to satisfy shortened customer lead time requirements.

     Cash used by investing activities was approximately $24 million during the nine months ended March 31, 2004, primarily due to purchases of property, plant and equipment, including the purchase of properties formerly under a synthetic lease agreement for $44.7 million. Partially offsetting this use of cash were net maturities of available for sale investments of $5.1 million and proceeds of $36 million primarily related to the sale of a facility in Taiwan and our corporate airplane. We expect to incur capital spending of approximately $75 million in fiscal 2004 (including the $44.7 million purchase of the properties in the first quarter of fiscal 2004 formerly under a synthetic lease agreement), compared to $47.2 million in fiscal 2003.

     Our investments of surplus cash are made in accordance with an investment policy approved by our Board of Directors. In general, our investment policy requires that securities purchased and held be rated SP-1/MIG-1, A/A2 or better. No securities may have an effective maturity that exceeds 36 months, and the average duration of our investment portfolio may not exceed 18 months. At any time, no more than 10% of the investment portfolio may be concentrated in a single issuer other than the U.S. or Canadian government.

     Our financing activities for the nine months ended March 31, 2004 provided cash of $480.1 million, resulting primarily from the Issuance of $475 million in Zero Coupon Senior Convertible Notes. See “Note 20 Convertible Debt” of the Notes to Condensed Consolidated Financial Statements for additional information regarding the issuance and terms of the convertible notes.

     We expect to use approximately $120.0 to $130.0 million in cash in fiscal 2004 in the ordinary course of business, exclusive of amounts required relating to our acquisition and investment activities and proceeds of the convertible debt offering during the fiscal year and inclusive of net tax refunds received and cash payments under the Global Realignment Program. However, possible investments in or acquisitions of complementary businesses, products or technologies may require the use of additional cash. Moreover, due to the continued industry slowdown, our investment in inventory, and cash requirements of our Global Realignment Program, we have in recent periods consumed, and we expect to continue to consume, portions of our cash reserves to fund our operations. The amounts consumed to date, together with the amounts currently anticipated to be spent, are not expected to materially impair our financial condition.

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

     As of March 31, 2004, we have available for issuance 114.8 million shares of common stock underlying options for grant primarily under the JDS Uniphase Corporation 2003 Equity Incentive Plan. The exercise price is generally equal to the fair value of the underlying stock at the date of grant. Options generally become exercisable over a four-year period and, if not exercised, expire from five to ten years. Substantially all of our employees participate in our stock option program.

Distribution and Dilutive Effect of Stock Options:

     The following table presents certain information regarding stock options granted to employees, including officers:

	FY 2004
	YTD	FY 2003	FY 2002
Grants (1) to employees, including officers, as % of outstanding shares	3.3%	1.8%	3.4%
Grants to Senior Executive Officers (2) as % of total options granted	9.3	12.8	6.6
Grants to Senior Executive Officers as % of outstanding shares	0.3	0.2	0.2
Outstanding options held by Senior Executive Officers as % of total outstanding options	13.1	12.3	11.4

(1)	Grants exclude options assumed in connection with acquisitions.

(2)	For the first nine months of fiscal 2004, Senior Executive Officers included two Chief Executive Officers (Jozef Straus retired on September 1, 2003, at which time Kevin J. Kennedy was appointed our new Chief Executive Officer). As our Chief Operating Officer, Syrus P. Madavi, resigned on October 17, 2003, and was not replaced, the second and third quarters of fiscal 2004 included only one Chief Executive Officer.

General Stock Option Information:

     The following table presents our option activities through the end of the third quarter of fiscal 2004 (in thousands, except weighted-average exercise price):

		Options Outstanding
	Options		Weighted-
	Available for	Number of	Average
	Grant	Options	Exercise Price
June 30, 2002	67,606	152,574	$26.11
Increase in authorized shares	7,226	—	—
Granted	(26,108)	26,108	2.63
Canceled	26,033	(30,734)	21.91
Exercised	—	(4,081)	1.39
Expired	8,688	(23,603)	35.34

June 30, 2003	83,445	120,264	$21.12
Increase in authorized shares	140,000	—	—
Granted	(47,086)	47,086	3.80
Restricted stock award	(238)	—	—
Canceled	7,455	(7,909)	10.74
Exercised	—	(2,827)	2.47
Expired	(68,770)	(9,790)	34.82

March 31, 2004	114,806	146,824	$15.57

     The following table summarizes certain information regarding outstanding options as of March 31, 2004 (in thousands, except years and weighted-average exercise price):

	Options Outstanding			Options Exercisable
		Weighted-Average
	Number of	Remaining		Number of
Range of Exercise	Options	Contractual Life	Weighted-Average	Options	Weighted- Average
Prices	Outstanding	(in years)	Exercise Price	Exercisable	Exercise Price
$0.00-0.00	22	6.4	$0.00	22	$0.00
0.04-0.04	52	6.4	0.04	52	0.04
0.34-0.35	85	0.7	0.34	85	0.34
0.60-0.86	1,933	2.3	0.78	1,933	0.78
0.95-1.39	1,050	3.4	1.18	1,050	1.18
1.45-2.14	2,929	5.1	1.91	2,898	1.91
2.18-3.27	31,743	6.9	2.85	5,080	2.75
3.28-4.88	45,166	8.3	4.13	8,640	3.91
4.92-7.37	6,412	3.6	6.50	5,980	6.57
7.50-11.19	10,454	5.3	8.92	6,683	8.98
11.29-16.93	10,652	4.2	14.96	8,222	15.12
16.94-24.63	16,952	3.4	20.72	16,436	20.77
25.63-35.81	4,005	5.3	29.29	3,951	29.24
38.50-57.31	3,709	4.4	50.72	3,408	50.93
58.56-87.63	5,997	5.7	69.70	5,187	69.78
88.00-131.81	5,572	4.3	110.99	5,321	111.14
132.31-146.53	91	3.9	137.72	91	137.72

	146,824			75,036

Senior Executive Options:

     The following table summarizes stock options granted to the Senior Executive Officers during the first nine months of fiscal 2004:

	Individual Grants
					Potential Realizable Value at
					Assumed Annual Rates of Stock
	Number of				Price Appreciation for
	Securities Underlying	% of Total Options			Option Term (3)
	Options	Granted to	Exercise Price	Expiration
	Granted	Employees (1)	Per Share (2)	Date	5%	10%
Kevin J. Kennedy, Ph.D Chief Executive Officer	2,000,000	4.2%	$3.45	08/31/2011	$3,294,443	$7,890,763
	1,000,000	2.1%	$4.35	03/21/2014	$2,214,445	$6,102,782
Jozef Straus, Ph.D. Director and CEO, Emeritus	750,000	1.6%	$2.95	07/29/2011	$1,000,966	$2,449,806
Syrus P. Madavi Former President and Chief Operating Officer	—	—	—	—	—	—
Ronald C. Foster Executive Vice President and Chief Financial Officer	300,000	0.6%	$2.95	07/29/2011	$400,386	$979,922
	380,000	0.8%	$4.35	03/21/2014	$841,489	$2,319,057

(1)	Based on a total of 47.1 million options granted to our employees, including the Senior Executive Officers, during the first nine months of fiscal 2004.

(2)	The exercise price per share of options granted represents the fair market value of the underlying shares of common stock on the date the options were granted.

(3)	Stock price appreciation of 5% and 10% from the date of grant over a period of ten years is assumed pursuant to the rules promulgated by the Securities and Exchange Commission and does not represent our prediction of the future stock price performance.

     The following table presents certain information regarding option exercises and outstanding options for the Senior Executive Officers during the first nine months of fiscal 2004:

			Number of Securities
			Underlying Unexercised		Values of Unexercised
			Options as of		“In-the-Money” Options as of
			March 31, 2004		March 31, 2004 (1)
	Shares Acquired on	Value
	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Kevin J. Kennedy, Ph.D.	—	$—	44,111	3,008,889	$28,067	$1,980,000
Jozef Straus, Ph.D.	—	—	10,932,327	2,015,625	$494,063	$1,965,938
Syrus P. Madavi	—	—	2,100,000	—	$4,182,000	—
Ronald C. Foster	—	—	125,000	1,055,000	$200,000	$1,060,800

(1)	The value of “in-the-money” stock options represents the positive spread between the exercise price of stock options and the fair market value of the shares subject to such options as of the end of the third quarter of fiscal 2004.

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

Scion:

     The products under development at the time of acquisition were comprised of advanced integrated waveguide devices. We have incurred post-acquisition costs of $3.4 million to date and estimate that an additional investment of approximately $1.2 million in research and development over the next 6 months will be required to complete the IPR&D projects. The differences between the actual outcome noted above and the assumptions used in the original valuation of the technology are not expected to have a significant impact on our results of operations and financial position.

SDL:

     The products under development at the time of acquisition included: (i) pump laser chips; (ii) pump laser modules; (iii) Raman chips and amplifiers; (iv) external modulators and drivers; and (v) industrial laser products. The pump laser chips, industrial laser and Raman amplifier products have been completed at a cost consistent with our expectations. The external modulators and driver projects have been terminated at SDL and transferred to another division within the Company. The pump laser modules and Raman pumps are expected to be completed by the third quarter of fiscal 2004. We have incurred post-acquisition costs of $38.4 million through the end of the third quarter of fiscal 2004 with estimated costs to complete of $0.1 million. The differences between the actual outcome noted above and the assumptions used in the original valuation of the technology are not expected to have a significant impact on our results of operations and financial position.

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

If we do not improve our execution, including our lead times, volumes and product quality, in our communications businesses our operating results will suffer and we may experience customer defections.

     We have engaged in numerous site reduction, product transfer (internally and to external contract manufacturers) and employee reduction activities, as we continue to take actions to reduce our cost structure. In recent periods we have begun to see signs of stability within our communications markets. Evidence of this stability includes customer requests for shorter lead times and, in some cases, increased customer desire for products built to forecasted requirements. These changes are occurring as we continue to implement our consolidation, product transfer and other cost-reduction activities. We expect that all of these activities will continue for the foreseeable future. The convergence of generally increasing demand and ongoing restructuring has caused considerable strain on our execution capabilities. Currently, we are (a) having difficulty responding to customer lead time requests for some of our products, (b) unable to fulfill customer demand for some of our products, (c) experiencing quality problems, particularly with some of our high-volume products, and (d) expending additional funds and other resources to respond to these transition and execution challenges. We are currently losing additional revenue opportunities due to these concerns. We are also, in the short-term, diverting resources from research and development and other functions to assist with resolving these matters. If we do not improve our performance in all of these areas, our operating results will be harmed and our customers may choose to reduce their purchases of our products and purchase additional products from our competitors.

If our customers do not qualify our manufacturing lines for volume shipments, our operating results could suffer.

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

If our products fail to perform, our business will suffer

     Our business depends on manufacturing products of consistently high quality. The manufacture and assembly of our products is a highly complex (more so than, for example, semiconductor products) and time-consuming process, and, as such is susceptible to design and manufacturing defects. Our use of exotic, sensitive materials in complex combinations provides limited tolerances for error. To guard against this, our products are rigorously tested for quality both by our customers and us. Nevertheless, our products do, and may continue to, fail to meet customer expectations from time-to-time. Also, not all defects are immediately detectible. Customers’ testing procedures are limited to evaluating our products under likely and foreseeable failure scenarios. For various reasons (including, among others, the occurrence of performance problems that are unforeseeable in testing or that are detected only when products are fully deployed and operated under peak stress conditions), our products may fail to perform as expected long after customer acceptance. Failures could result from faulty design or problems in manufacturing. In either case, we could incur significant costs to repair and/or replace defective products under warranty, particularly when such failures occur in installed systems. We have experienced such failures in the past and remain exposed to such failures, as our products are widely deployed throughout the world in multiple demanding environments and applications. In some cases, product redesigns or additional capital equipment may be required to correct a defect. We have in the past increased our warranty reserves and have incurred significant expenses relating to certain communications products. Any significant product failure could result in lost future sales of the affected product and other products, as well as severe customer relations problems, litigation and damage to our reputation.

If our contract manufacturers fail to deliver quality products at reasonable prices and on a timely basis, our results of operations and financial conditions could be harmed

     We are increasing our use of contract manufacturers as an alternative to internal manufacturing. If these contract manufacturers do not fulfill their obligations to us, or if we do not properly manage these relationships and the transition of production to these contract manufacturers, our existing customer relationships will suffer. In addition, by undertaking these activities, we run the risk that the reputation and competitiveness of our products and services may deteriorate as a result of the reduction of our control over quality and delivery schedules. We also may experience supply interruptions, cost escalations and competitive disadvantages if our contract manufacturers fail to develop, implement or maintain manufacturing methods appropriate for our products and customers. In this regard, we have experienced, and continue to experience, difficulties (such as delays, interruptions and quality problems) associated with products we have transferred to contract manufacturers. These may continue, resulting in, among other things, lost revenue opportunities, customer dissatisfaction and additional costs.

We must improve our cost structure in response to declining average sales prices for our Communications products

     During the recent economic downturn, average selling prices across our industries fell precipitously as companies at all levels responded to a multi-year period of declining demand and high inventory levels. Emerging from the downturn our communications businesses featured a more concentrated customer base resulting form industry consolidations and a trend towards product standardization and commoditization. Combined with increased competition from domestic as well as international competitors, pricing pressures continue. We believe that customer base concentration, product standardization and commoditization and international competition represent fundamental changes to our industries and that these factors, among others, will create continuing pricing constraints.

     In response to price pressures, we must reduce costs in order to create sustainable profit margins for our businesses. Accordingly, we have reduced, and will continue to vigorously reduce, costs where opportunities arise. Cost cutting measures have included, and will continue to include, among other things, elimination of duplicative operations or infrastructure, transferring manufacturing and product lines to optimal internal locations or, in many cases, to independent contract manufacturers, exploring automated alternatives to manual processes, disposing of unnecessary assets, centralizing functions, improving our governance and systems, and, as necessary, streamlining our employee base. These measures (including, among other things, the measures taken under our Global Realignment Program) may be disruptive, more costly than expected and, ultimately, unsuccessful in creating profit margins sufficient to sustain our business and growth strategy.

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

The communications components industry has extremely long product development cycles requiring us to incur product development costs without assurances of an acceptable investment return

     The telecommunications industry is a capital intensive industry similar, in many respects, to any other infrastructure development industry. Large volumes of equipment and support structures are installed over vast areas, with considerable expenditures of funds and other resources, with long investment return period expectations. Moreover, reliability requirements are intense. Consequently, there is significant resistance to network redesigns and upgrades. Consequently, redesigns and upgrades of installed systems are undertaken only as required in response to user demand and competitive pressures and generally only after the applicable carrier has received sufficient return on its considerable investment. At the component supplier level this reality creates considerable, typically multi-year, gaps between the commencement of new product development and volume purchases. Accordingly, we and our competitors often incur significant research and development and sales and marketing costs for products that, at a minimum, will be purchased by our customers long after much of the cost is incurred (very long “time to cash”) and, at a maximum, may never be purchased due to changes in technology, industry or customer requirements in the interim.

Our success depend on sustained recovery and long-term growth in our markets

If the Internet does not continue to grow as expected, our business will suffer

     Our future success as a manufacturer of optical components, modules and subsystems ultimately depends on the continued growth of the communications industry and, in particular, the growth of the Internet as a global communications system. As part of that growth, we are relying on increasing demand for high-content voice, video, text and other data delivered over high-speed connections (i.e., high bandwidth communications). As Internet usage and bandwidth demand increase, so does the need for advanced optical networks to provide the required bandwidth. Without Internet and bandwidth growth, the need for our advanced communications products, and hence our future growth as a manufacturer of these products, is jeopardized. Currently, while increasing demand for Internet access and for broadband access, in particular, is apparent, growth is limited by several factors, including, among others, an uncertain regulatory environment, reluctance from content providers to supply video and audio content over the communications infrastructure, and uncertainty regarding business models as multiple industries (cable, traditional telecommunications, wireless, etc.) offer noncomplimentary and competing content delivery solutions. Ultimately, should long-term expectations for Internet growth and bandwidth demand not be realized, our business would be significantly harmed.

We depend on stability or growth in the markets for our products outside communications for growth in the revenue of this group of products

     The growth of our display products, light interference pigment and other businesses served out of our Commercial and Consumer Products Group (formerly the Thin Film Products Group), depends significantly on the continued stability or growth and success of these markets. Among other things, advances in the technology used in computer monitors, televisions, conference room projectors and other display devices have led to increased demand for flat panel displays and projection displays. We cannot be certain that growth in these markets will continue. In recent periods, we have experienced volatility in demand for some of our non-communications products, particularly our display components. We expect this volatility in demand to continue for the near term. Among other things, we are working to develop additional profitable applications for our interference pigments and display components and modules. If we fail, these businesses will suffer. Moreover, we cannot predict the impact of technological or other changes in these industries on our business. In addition, each of our non-communications industries is subject to pricing pressure, consolidation and realignment as industry participants react to shifting customer requirements and overall demand. There is a risk that any consolidation or realignment could adversely affect our business, and pricing pressure can adversely affect our operating results.

Our business and financial condition could be harmed by our long-term growth strategy

If we fail to manage or anticipate our long-term growth, our business will suffer

     Notwithstanding the recent decline, the optical businesses as well as the businesses that we serve out of the Commercial and Consumer Products Group have historically grown, at times rapidly, and we have grown accordingly. We have made, and expect in the future to make, significant investments to enable our future growth through, among other things, internal expansion programs, product development, acquisitions and other strategic relationships. If we fail to manage or anticipate our future growth effectively, particularly during periods of industry uncertainty, our business will suffer. Through our cost reductions measures we are balancing the need to consolidate our operations with the need to preserve our ability to grow and scale our operations as our markets stabilize and recover. If we fail to achieve this balance, our business will suffer to the extent our resources and operations are insufficient to respond to a return to growth.

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

Our financial results could be affected by potential changes in the accounting rules governing the recognition of stock-based compensation expense

     We currently measure compensation expense for our employee stock compensation plans under the intrinsic value method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Under this method, we recognized compensation charges related to stock compensation plans of $0.2 million, $1.9 million, $20.0 million and $47.8 million for the three and nine months ended March 31, 2004 and 2003, respectively. In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” we provide disclosures of our operating results as if we had applied the fair value method of accounting (pro-forma basis). Beginning in the third quarter of fiscal 2003, we provide such disclosures in our Quarterly Reports on Form 10-Q in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Had we accounted for our employee stock compensation plans under the fair value method of accounting prescribed by SFAS No. 123, our compensation expense charges would have been significantly higher than the intrinsic value method used by us, totaling $69.5 million, $218.3 million, $161.7 million and $625.4 million for the three and nine months ended March 31, 2004 and 2003, respectively. Currently, the FASB is considering changes to accounting rules concerning the recognition of employee stock equity related compensation expense. If these proposals are implemented, we and other companies may be required to measure compensation expense using the fair value method, which would adversely affect our results of operations by increasing our losses by the additional amount of such employee stock related charges.

Our expected restructuring costs may increase materially if our sublease income is impaired

     The Company’s recorded expenses for restructuring obligations exclude sublease income or lease settlement estimates of approximately $85 million. If adverse macroeconomic conditions continue, particularly as they pertain to the commercial real estate market, or if tenants under subleases fail to perform their obligations, the Company may be required to reduce estimated future sublease income and adjust the estimated amounts of future settlement agreements, and accordingly, increase estimated cost to exit certain facilities. While not expected to materially harm our financial condition, these increased costs could materially impact our operating results in any one quarter. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2013.

Our sales are dependent upon a few key customers

     A few large customers account for most of our sales. For the third quarter of fiscal 2004, two customers accounted for more than 10% of our net revenue. Texas Instruments and SICPA accounted for 11% and 10% respectively. For the third quarter of fiscal 2003, Texas Instruments and SICPA accounted for 13% and 11% of net revenue, respectively. For the first nine months of fiscal 2004, no customer accounted for 10% of net revenue. During fiscal 2003, Texas Instruments accounted for 13% of our net revenue. During fiscal 2002, no customer accounted for more than 10% of net revenue. In fiscal 2003, we experienced a dramatic decline in our sales to Texas Instruments, from $23.5 million (15% of quarterly net revenue) in the third quarter of the year to $14.4 million (less than 10% of quarterly net revenue) in the fourth quarter of the year. We expect that, for the foreseeable future, sales to a limited number of customers will continue to account, alone or in the aggregate, for a high percentage of our net revenues. Dependence on a limited number of customers exposes us to the risk that order reductions from any one customer can have a material adverse effect on periodic revenue.

One of our products is dependent upon a single customer for a majority of sales

     We have a strategic alliance with SICPA, our principal customer for our light interference pigments which are used to, among other things, provide security features in currency. Under a license and supply agreement, we rely exclusively on SICPA to market and sell to this market worldwide. The agreement requires SICPA to purchase minimum quantities of these pigments over the term of the agreement. If SICPA fails to purchase these quantities, as and when required by the agreement, for any reason, our business and operating results will be harmed, at least in the short-term. In the long-term, we may be unable to find a substitute marketing and sales partner or develop these capabilities ourselves.

Any failure to remain competitive would harm our operating results

If we are not competitive, our operating results could suffer

     The markets in which we sell our products are highly competitive and characterized by rapidly changing and converging technologies. We face intense competition from established competitors and the threat of future competition from new and emerging companies in all aspects of our business. Much of this new competition may come from Asia, where new companies with considerable communications expertise are emerging. Among our current competitors are some of our customers, who are, or may become, vertically integrated and either manufacture and/or are capable of manufacturing some or all of the products we sell to them. In addition to our current competitors, we expect that new competitors providing niche, and potentially broad, product solutions will increase in the future. To remain competitive in both the current and future business climates, we believe we must maintain a substantial commitment to research and development, improve the efficiency of our manufacturing operations, and streamline our marketing and sales efforts, as well as customer service and support. Our efforts to remain competitive may be unsuccessful. Among other things, we may not have sufficient resources to continue to make the investments necessary to remain competitive, or we may not make the technological advances necessary to remain competitive. In addition, notwithstanding our efforts, technological changes, manufacturing efficiencies or development efforts by our competitors may render our products or technologies obsolete or uncompetitive.

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

     The businesses we serve through our Commercial and Consumer Products Group (formerly the Thin Film Products Group) (e.g., display, medical/environmental instrumentation, document security, product security, aerospace and defense, and lasers) are also susceptible to changing technologies and competition. Growth in the demand for our products within these markets will depend upon our ability to compete with providers of lower cost, higher performance products by developing more cost-effective processes and improving our products. Currently, we are working to develop new products for use in the commercial laser and flat panel display markets, markets with significant existing and developing competition. Our success or failure in these efforts will have a material impact on our non-communications business. In the security market, we face competition from alternative anti-counterfeiting devices such as holograms, embedded threads and watermarks.

The communications industry is consolidating

     The communications industry is consolidating and we believe it will continue to consolidate in the future as companies attempt to strengthen or hold their market positions in an evolving industry. The pending acquisition by Finisar of Infineon’s optical business and Honeywell’s VCSEL optical business, along with the consolidations of Bookham and Nortel Network’s optical components business and of Avanex and Corning’s and Alcatel’s respective optical components businesses, are recent examples of high profile consolidations. We anticipate that industry consolidation will continue. In addition, industry consolidation may result in stronger competitors who are able to compete better as sole-source vendors for customers. This could harm our business as we compete to be a single-vendor solution.

     We also expect consolidation to continue to occur among our telecommunications systems manufacturing customers and their telecommunications carrier customers. Consolidation at either level could result in, among other things, greater negotiating power for the consolidated companies with their suppliers in response to reduced competition, and reduced overall demand for telecommunications systems as the number of companies installing systems or providing services declines. Any of these results could reduce demand for our telecommunications products and increase pressure to reduce our prices and provide other incentives. Additionally, if we fail to participate in the consolidation via mergers and acquisitions, we could lose market position. If we do participate, we may not successfully execute them.

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

     As a consequence of the current economic environment and as part of our restructuring and realignment activities, we have reduced our global workforce to approximately 5,300 employees at March 31, 2004. We cannot predict the impact our recent workforce reductions and any other reductions we are compelled to make in the future will have on our ability to attract and retain key personnel.

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

Certain of our non-telecommunications products are subject to governmental and industry regulations, certifications and approvals

     The commercialization of certain of the products we design, manufacture and distribute through our Commercial and Consumer Products Group (formerly the Thin Film Products Group) may be delayed or made more costly due to required government and industry approval processes. Development of applications for our light interference pigment products may require significant testing that could delay our sales. For example, certain uses in cosmetics may be regulated by the Food and Drug Administration, which has extensive and lengthy approval processes. Durability testing by the automobile industry of our pigments used with automotive paints can take up to three years. If we change a product for any reason including technological changes or changes in the manufacturing process, prior approvals or certifications may be invalid and we may need to go through the approval process again. If we are unable to obtain these or other government or industry certifications in a timely manner, or at all, our operating results could be adversely affected.

Interruptions affecting our key suppliers could disrupt production, compromise our product quality and adversely affect our revenue

     We obtain various components included in the manufacture of our products from single or limited source suppliers. Some of these suppliers are small companies with limited financial resources. A disruption or loss of supplies from these companies or price increases for these components would materially harm our results of operations, product quality and customer relationships. For example, we currently utilize a sole source for the crystal semiconductor chip sets incorporated in our solid-state microlaser products. We obtain lithium niobate wafers, gallium arsenide wafers, specialized fiber components and some lasers used in our telecommunications products primarily from limited source suppliers. These materials are important components of certain of our products and we currently do not have alternative sources for such materials. Also, we do not currently have long-term or volume purchase agreements with any of these suppliers, and these components may not in the future be available at reasonable prices in the quantities required by us, if at all, in which case our business could be materially harmed.

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

     Net revenue from customers outside North America accounted for 30%, 26% and 32% of our net revenue in fiscal 2003, 2002 and 2001, respectively. We expect that revenue from customers outside North America will continue to account for a significant portion of our net revenue. Lower sales levels that typically occur during the summer months in Europe and some other overseas markets may materially and adversely affect our business. In addition, sales of many of our customers depend on international sales and consequently further expose us to the risks associated with such international sales.

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

     Currently, we operate manufacturing facilities located in Shenzen, Fuzhou and Beijing, China. As part of our efforts to reduce costs, we continue to increase the scope and extent of our manufacturing operations in our Shenzen facilities. Accordingly, we expect that our ability to operate successfully in China will become increasingly important to our overall success. As we continue to consolidate our manufacturing operations, we will incur additional costs to transfer product lines to the facilities located in China, which could have a material adverse impact on our operating results and financial condition.

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

Our business and operations would suffer in the event of a failure of our information technology infrastructure

     We rely upon the capacity, reliability and security of our information technology hardware and software infrastructure and our ability to expand and update this infrastructure in response to our changing needs. We are constantly updating our information technology infrastructure. Among other things, we have entered into an agreement with Oracle to provide and maintain our global ERP infrastructure on an outsourced basis. Any failure to manage, expand and update our information technology infrastructure or any failure in the operation of this infrastructure could harm our business.

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

     We are currently performing the system and process evaluation and testing (and any required remediation) required to ensure compliance with the management certification and auditor attestation requirements of Section 404 of the Sarbanes Oxley Act. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations. While we currently anticipate that we will timely complete all such actions, we are not certain of the consequences of a failure, although possible consequences include, sanction or investigation by regulatory authorities, such as the Securities Exchange

Commission or the Nasdaq National Market, and inability to timely file our Annual Report on Form 10-K for fiscal 2005. Any such action could harm our stock price.

If we fail to manage our exposure to worldwide financial and securities markets successfully, our operating results could suffer

     We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. We often utilize derivative financial instruments to mitigate these risks. We do not use derivative financial instruments for speculative or trading purposes. The primary objective of most of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, a significant portion of our marketable investments are floating rate and municipal bonds, auction instruments and money market instruments denominated in U.S. dollars. When we acquire assets denominated in foreign currencies, we usually mitigate currency risks associated with these exposures with forward currency contracts. A substantial portion of our sales, expense and capital purchasing activities are transacted in U.S. dollars. However, some of these activities are conducted in other currencies, primarily Canadian and European currencies. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, we may enter into foreign currency forward contracts. The contracts reduce, but do not always entirely eliminate, the impact of foreign currency exchange rate movements. Actual results on our financial position may differ materially.

     We also hold investments in other public and private companies, including, among others, Nortel Networks, Adept and ADVA, and have limited funds invested in private venture funds. All three companies have experienced severe stock price declines during the economic downturn, which have greatly reduced the value of our investments, and we have written down the value of these investments as the decline in fair value was deemed to be other-than-temporary. During fiscal 2003, we have written down the value of our Adept investment to $0 and recorded impairment charges of $25.0 million. In addition to our investments in public companies, we have in the past and expect to continue to make investments in privately held companies for strategic and commercial purposes. For example, we had a commitment to provide additional funding of up to $18.2 million to certain venture capital investment partnerships as of March 31, 2004. In recent months several of the private companies in which we held investments have ceased doing business and have either liquidated or are in bankruptcy proceedings. If the carrying value of our investments exceeds the fair value and the decline in fair value is deemed to be other-than-temporary, we will be required to write down the value of the investments, which could materially harm our results of operations or financial condition.

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

     We enter into foreign exchange forward contracts on behalf of our Canadian, European, Japanese and Australian subsidiaries. These forward contracts offset the impact of U.S. dollar currency fluctuations on certain monetary assets and liabilities.

     The foreign exchange forward contracts we enter into have original maturities less than 40 days. We do not enter into foreign exchange forward contracts for trading purposes. We do not expect gains or losses on these contracts to have a material impact on our financial results.

Investments:

     We maintain an investment portfolio in a variety of financial instruments, including fixed- and floating-rate bonds, municipal bonds, auction instruments, money market instruments, corporate bonds and Treasury and Agency securities. Part of our investment portfolio also includes minority equity investments in several publicly traded companies, the values of which are subject to market price volatility. These investments are generally classified as available-for-sale and, consequently, are recorded on our balance sheets at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The Securities Class Actions:

          As discussed in our previous filings, litigation under the federal securities laws has been pending against the Company and certain former and current officers and directors since March 27, 2002. On March 9, 2004, Defendants moved to dismiss the second amended complaint in In re JDS Uniphase Corporation Securities Litigation, C-02-1486 (N.D. Cal.). Briefing on the motion will continue through April and May. A hearing on the motion and a case management conference is set for June 4, 2004. No activity has occurred in Zelman v. JDS Uniphase Corp., No. C-02-4656 (N.D. Cal.), a related securities case, since our last filing.

The Derivative Actions:

          As discussed in our previous filings, derivative actions purporting to be brought on the Company’s behalf have been filed in state and federal courts against several of our current and former officers and directors based on the same events alleged in the securities litigation. On March 17, 2004, Defendants moved to dismiss the complaint in Corwin v. Kaplan, No. C-02-2020 (N.D. Cal.). Briefing on the motion will continue through April and May. A hearing on the motion and a case management conference is set for June 4, 2004. A stay remains in place in the California state derivative action, In re JDS Uniphase Corporation Derivative Litigation, Master File No. CV806911 (Santa Clara Super. Ct.). On March 4, 2004, the Court denied Plaintiffs’ motion to lift the stay and scheduled a status conference for June 15, 2004. No activity has occurred in Cromas v. Straus, Civil Action No. 19580 (Del. Ch. Ct.), the Delaware derivative action, since our last filing.

The OCLI and SDL Shareholder Actions:

          As discussed in our previous filings, plaintiffs purporting to represent the former shareholders of OCLI and SDL have filed suit against the former directors of those companies, asserting that they breached their fiduciary duties in connection with the events alleged in the securities litigation against the Company. On February 24, 2004, Defendants answered the complaint in the OCLI action, Pang v. Dwight, No. 02-231989 (Sonoma Super. Ct.). In the SDL action, Cook v. Scifres, Master File No. CV814824 (Santa Clara Super. Ct.), the Court on March 15, 2004, approved the parties’ stipulation to a limited stay of discovery pending a determination by the Northern District whether the federal securities action against JDSU may proceed.

The ERISA Actions:

          As discussed in our previous filings, actions have been filed in the District Court for the Northern District of California against the Company and certain of its former and current officers and directors on behalf of a purported class of participants in the Company’s 401(k) Plan. On February 27, 2004, the Court scheduled a case management conference for June 4, 2004.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

     None.

Item 3. Defaults upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     As of March 31, 2004, the following executive officers and members of the Company’s Board of Directors maintained “plans” under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, for trading in shares of the Company’s common stock and/or exchangeable shares:

Christopher S. Dewees
Robert E. Enos
Ronald C. Foster
Peter A. Guglielmi
Jo S. Major
Casimir S. Skrzypczak
Mark Sobey
Jozef Straus
Thomas Znotins

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

     (b) Reports on Form 8-K:

     The Company furnished one Current Report on Form 8-K during the three months ended March 31, 2004. Information regarding the item reported on is as follows:

Date of Report	Item Reported on
January 28, 2004	Press release dated January 28, 2004, the Company announced its financial results for the second quarter of fiscal year ended June 30, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JDS Uniphase Corporation
(Registrant)

Date: May 13, 2004	/s/ Ronald C. Foster
By: Ronald C. Foster
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.