Form 10-Q
period 2004-09-30
JDS UNIPHASE CORP /CA/
filed 2004-11-10
CIK 912093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004*

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

     Number of shares of common stock outstanding as of October 29, 2004 was 1,444,008,103 including 62,198,189 exchangeable shares of JDS Uniphase Canada Ltd. Each exchangeable share is exchangeable at any time into common stock on a one-for-one basis, entitles a holder to dividend and other rights economically equivalent to those of the common stock, and through a voting trust, votes at meetings of stockholders of the Registrant.

* Our quarter ended formally on October 2, 2004. For more information see Note 1 to Condensed Consolidated Financial Statements regarding Registrant’s fiscal periods.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

JDS UNIPHASE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended
	September 30,	September 30,
	2004	2003
Net revenue	$194.5	$147.4
Cost of sales	151.6	115.6

Gross profit	42.9	31.8
Operating expenses:
Research and development	24.5	24.7
Selling, general and administrative	37.2	41.0
Amortization of intangibles	4.7	3.9
Reduction of other long-lived assets	4.5	4.9
Restructuring charges	5.3	(3.6)

Total operating expenses	76.2	70.9

Loss from operations	(33.3)	(39.1)
Interest and other income, net	2.7	2.9
Gain on sale of investments	0.3	0.6
Reduction in fair value of investments	(2.3)	(1.3)
Loss on equity method investments	(2.9)	(1.2)

Loss before income taxes and cumulative effect of an accounting change	(35.5)	(38.1)
Income tax expense (benefit)	0.5	(12.9)

Loss before cumulative effect of an accounting change	(36.0)	(25.2)
Cumulative effect of an accounting change	—	(2.9)

Net loss	$(36.0)	$(28.1)

Loss per share before cumulative effect of an accounting change—basic and diluted	$(0.02)	$(0.02)

Net loss per share—basic and diluted	$(0.02)	$(0.02)

Shares used in per-share calculation—basic and diluted	1,442.4	1,433.4

See accompanying notes to condensed consolidated financial statements

JDS UNIPHASE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	September 30,	June 30,
	2004	2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$394.4	$327.5
Short-term investments	1,068.9	1,221.2
Accounts receivable, less allowances of $12.5 at September 30, 2004 and $11.8 at June 30, 2004	128.8	112.7
Inventories, net	126.2	125.0
Refundable income taxes	5.8	5.8
Other current assets	54.4	59.5

Total current assets	1,778.5	1,851.7
Property, plant and equipment, net	190.7	195.6
Deferred income taxes	6.1	12.0
Goodwill	214.7	204.8
Other intangibles, net	83.3	81.4
Long-term investments	38.1	42.4
Other assets	3.9	4.3

Total assets	$2,315.3	$2,392.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58.7	$74.1
Accrued payroll and related expenses	36.9	38.4
Income taxes payable	35.0	33.5
Deferred income taxes	6.1	12.0
Restructuring accrual	80.2	84.2
Warranty accrual	23.0	25.1
Other current liabilities	72.3	80.7

Total current liabilities	312.2	348.0
Long-term debt	465.2	464.7
Other non-current liabilities	8.3	8.4
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	68,585.3	68,578.5
Accumulated deficit	(67,048.0)	(67,012.0)
Accumulated other comprehensive income (loss)	(7.7)	4.6

Total stockholders’ equity	1,529.6	1,571.1

Total liabilities and stockholders’ equity	$2,315.3	$2,392.2

See accompanying notes to condensed consolidated financial statements

JDS UNIPHASE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended
	September 30,	September 30,
	2004	2003
OPERATING ACTIVITIES:
Net loss	$(36.0)	$(28.1)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	10.4	10.6
Amortization expense	4.7	3.9
Amortization of deferred compensation and other stock-based compensation expense	0.1	1.2
Non-cash tax benefit associated with unrealized gain on marketable securities	—	(13.4)
Non-cash accretion on discount of long-term debt	0.5	—
Reduction of long-lived assets	4.5	4.9
Gain on sale of investments	(0.3)	(0.6)
Reduction in fair value of investments	2.3	1.3
Loss on equity method investments	2.9	1.2
(Gain)/ loss on disposal of property and equipment	(0.5)	0.9
Cumulative effect of change in accounting principle	—	2.9
Changes in operating assets and liabilities:
Accounts receivable	(15.8)	(7.6)
Inventories	(1.0)	10.8
Other current assets	0.6	(1.7)
Accounts payable	(16.2)	(13.2)
Income taxes payable	0.7	(4.0)
Accrued payroll and related expenses	(1.7)	(7.0)
Other liabilities	(15.0)	(39.2)

Net cash used in operating activities	(59.8)	(77.1)

INVESTING ACTIVITIES:
Net sales of available-for-sale investments	439.8	31.4
Purchases of other investments	(302.0)	(2.7)
Acquisitions of businesses, net of cash acquired	(11.9)	(1.6)
Purchases of property, plant and equipment	(8.1)	(48.9)
Proceeds from sale of property, plant and equipment	1.6	18.2

Net cash provided by (used in) investing activities	119.4	(3.6)

FINANCING ACTIVITIES:
Repayment of debt	(0.5)	—
Proceeds from issuance of common stock other than in public offering	6.7	6.5

Net cash provided by financing activities	6.2	6.5

Effect of exchange rate changes on cash and cash equivalents	1.1	0.3
Increase / (decrease) in cash and cash equivalents	66.9	(73.9)
Cash and cash equivalents at beginning of period	327.5	241.9

Cash and cash equivalents at end of period	$394.4	$168.0

See accompanying notes to condensed consolidated financial statements

JDS UNIPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

     The financial information as of September 30, 2004 and for the three months ended September 30, 2004 and 2003 is unaudited, but includes all adjustments (which include only normal, recurring adjustments) that JDS Uniphase Corporation (the “Company”) considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and rules and regulations of the Securities and Exchange Commission. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2004.

     The balance sheet at June 30, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results for the three months ended September 30, 2004 may not be indicative of results for the year ending June 30, 2005 or any future periods.

Fiscal Years:

     The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to June 30. The first quarters of fiscal 2005 and 2004 ended on October 2, 2004 and September 27, 2003, respectively. For comparative presentation purposes, all accompanying financial statements and footnotes thereto have been shown as ending on the last day of the calendar month.

Cumulative Effect of an Accounting Change:

     During the first quarter of fiscal 2004, the Company adopted FIN 46, “Consolidation of Variable Interest Entities” with respect to a synthetic lease agreement pertaining to two separate properties. The arrangement was a variable interest entity as defined under FIN 46 and the Company was the primary beneficiary.

     As a result, the Company recognized a non-cash adjustment of $2.9 million, reflecting cumulative depreciation on the two properties from the inception of the lease until the assets were purchased by the Company on September 16, 2003, as a cumulative effect of an accounting change in the accompanying Condensed Consolidated Statements of Operations.

Reclassifications:

     The Company has reclassified certain immaterial prior year balances to conform to the current year presentation.

Note 2. Recent Accounting Pronouncements

EITF No. 04-8

     In July 2004, the Financial Accounting Standards Board’s (FASB) Emerging Issues Task Force (“EITF”) reached the consensus in EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” that contingently convertible debt instruments should be included in the diluted earnings per share computation regardless of whether the contingency has been met. The consensus reached by the Task Force is effective for reporting periods ending after December 15, 2004.

     Under the consensus reached by the EITF, the Company would include the 96.2 million contingently convertible shares in our calculation of diluted earnings per share if the Company had net income.

EITF No. 03-1

     In March 2004, the Financial Accounting Standards Board (FASB) approved the consensus reached on the EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In October 2004, the FASB delayed the recognition and measurement provisions of EITF 03-1 until implementation guidance is issued, which is expected to be early in December 2004. The disclosure requirements are effective for annual periods ending after June 15, 2004, and remain in effect. The Company has adopted EITF 03-1 and does not believe the impact is material to the company’s overall results of operations or financial position.

Note 3. Pro Forma Stock Compensation Expense

     In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” the Company elected to continue to account for its employee stock compensation under the intrinsic value based method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and disclose the pro forma effects of its employee stock compensation on net loss and net loss per share. Under APB Opinion No. 25, when the exercise price of the Company’s employee stock compensation equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. For purposes of pro forma disclosure, the estimated fair value of the options or shares is amortized over the vesting period on a straight-line basis or using the graded method. The following table presents the effect on the Company’s net loss and net loss per share as if the Company had applied the fair value based method of accounting under SFAS No. 123 (in millions, except per share data):

	Three Months Ended
	September 30,	September 30,
	2004	2003
Reported net loss	$(36.0)	$(28.1)
Add: Stock-based compensation expense included in reported net loss, net of tax	0.1	1.2
Less: Pro forma stock-based compensation expense determined under the fair value based method, net of tax	(40.3)	(72.1)

Pro forma net loss	$(76.2)	$(99.0)

Reported net loss per share—basic and diluted	$(0.02)	$(0.02)

Pro forma net loss per share—basic and diluted	$(0.05)	$(0.07)

The value of options granted was estimated at the date of grant using the following weighted average assumptions:

	Three Months Ended
	September 30,	September 30,
	2004	2003
Expected life (in years)	5.00	5.00
Volatility	0.70	0.80
Risk-free interest rate	3.59%	3.14%
Dividend yield	0.00%	0.00%

Note 4. Inventories

The components of inventories (net) consisted of the following (in millions):

	September 30,	June 30,
	2004	2004
Finished goods	$31.1	$23.3
Work in process	45.6	41.6
Raw materials and purchased parts	49.5	60.1

Total inventories	$126.2	$125.0

     The Company recorded write-downs of excess and obsolete inventories of $4.6 million and $2.9 million for the three months ended September 30, 2004 and 2003, respectively.

     In addition, the Company consumed previously written-down inventories of $12.6 million and $10.6 million for the three months ended September 30, 2004 and 2003, respectively.

Note 5. Goodwill

     During the first quarter of fiscal 2005, additional goodwill of $3.9 million was recorded as a result of the acquisition of E2O Communications Incorporated. The additional goodwill is included in the Communications Products segment. Goodwill of $6.0 million was recorded as a result of the acquisition of Advanced Digital Optics, Inc. (ADO) and is included in the Commercial and Consumer Products segment.

     Goodwill by reportable segment is as follows (in millions):

	Communications	Commercial and
	Products	Consumer Products
	Group	Group	Total
September 30, 2004	$129.5	$85.2	$214.7

June 30, 2004	$125.5	$79.3	$204.8

     During the three months ended September 30, 2004 and 2003, the Company recorded no impairment charges under SFAS No. 142, “Goodwill and Other Intangible Assets.”

Note 6. Other Intangibles

     During the first quarter of fiscal 2005, identified intangible assets of $6.6 million were acquired due to the acquisition of ADO, and no identified intangible assets were impaired. The following tables present details of the Company’s other intangibles (in millions):

	Gross
	Carrying	Accumulated
September 30, 2004:	Amount	Amortization	Net
Developed technology	$120.6	$(56.1)	$64.5
Other	41.3	(22.5)	18.8

Total intangibles	$161.9	$(78.6)	$83.3

	Gross
	Carrying	Accumulated
June 30, 2004:	Amount	Amortization	Net
Developed technology	$114.0	$(52.9)	$61.1
Other	41.3	(21.0)	20.3

Total intangibles	$155.3	$(73.9)	$81.4

     Amortization of intangibles was $4.7 million and $3.9 million for the three months ended September 30, 2004 and 2003, respectively.

     Based on the carrying amount of the intangibles as of September 30, 2004, the estimated future amortization is as follows (in millions):

Years Ended June 30,
2005 (October 1, 2004 to June 30, 2005)	$14.6
2006	17.8
2007	14.7
2008	8.0
2009	5.5
Thereafter	22.7

Total amortization	$83.3

Note 7. Investments

Available-For-Sale Investments:

     The Company’s investments in debt securities and marketable equity securities were primarily classified as available-for-sale investments.

     Of the total estimated fair value, $1,061.6 million was classified as short-term investments in the Company’s Condensed Consolidated Balance Sheet as of September 30, 2004.

     An additional $7.3 million of short-term investments representing assets of a deferred compensation plan are classified as trading securities as of September 30, 2004.

Long-Term Investments:

     The components of the Company’s long-term investments include non-marketable cost method investments and non-marketable equity method investments. The Company had total long-term investments of $38.1 million as of September 30, 2004.

Reduction of Fair Value of Investments:

     The Company regularly evaluates the carrying value of its investments. When the carrying value of an investment exceeds the fair value and the decline in value is deemed to be other-than-temporary, the Company writes down the investment to its fair value. During the three months ended September 30, 2004 and 2003, the Company recorded other-than-temporary reductions in fair value of certain non-marketable equity investments of $2.3 million and $1.3 million, respectively.

Loss on Equity Method Investments:

     During the three month periods ended September 30, 2004 and 2003, the Company recorded $2.9 million and $1.2 million, respectively, as its pro rata share of net losses in its equity method investments.

     The Company has reviewed its cost and equity method investments and other variable interests with respect to revised Interpretation No. 46 (“FIN 46R”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which was originally issued in January 2003 to determine whether those entities are variable interest entities and, if so, if the Company is the primary beneficiary of any of its investee companies. At September 30, 2004, the Company had 21 cost and equity method investments primarily in privately held companies and venture funds that have the potential to provide strategic technologies and relationships to the Company’s businesses. The Company has determined that its equity investments, which are not material to the Company’s financial position, do not require consolidation as they are either not variable interest entities or in the event that they are variable interest entities, the Company is not considered to be the primary beneficiary. The Company’s maximum exposure to loss for these investments at September 30, 2004 is limited to the carrying amount of its investment of $28.2 million in such entities and its minimum funding commitments of $15.7 million.

     During the three month period ended September 30, 2003, the Company entered into an agreement with a former customer, which settled product cancellation claims made by the Company against this former customer. As a result of this settlement, the Company received approximately 2.7 million preferred shares representing an approximate 5% ownership of the former customer, on a fully diluted basis, a convertible note with a principal amount of $5.1 million that is convertible at the former customer’s option into preferred shares of their company, a promissory note in the amount of $4.2 million that is in settlement of trade receivables owed the Company and is due and payable in installments through fiscal 2006 and a supply agreement whereby the Company has the option to buy certain components from the former customer at the former customer’s cost. The Company has evaluated the financial condition of the former customer and has determined that the realization of the assets received as part of the settlement is not probable and therefore has not ascribed any value to these assets, nor recognized any gain associated with settlement.

Note 8. Commitments and Contingencies

Pending Litigation

The Securities Class Actions:

     As discussed in our previous filings, litigation under the federal securities laws has been pending against the Company and certain former and current officers and directors since March 27, 2002. No activity has occurred in In re JDS Uniphase Corporation Securities Litigation, C-02-1486 (N.D. Cal.), since our last filing. No activity has occurred in Zelman v. JDS Uniphase Corp., No. C-02-4656 (N.D. Cal.), a related securities case, since our last filing.

The Derivative Actions:

     As discussed in our previous filings, derivative actions purporting to be brought on the Company’s behalf have been filed in state and federal courts against several of our current and former officers and directors based on the same events alleged in the securities litigation. No activity has occurred in Corwin v. Kaplan, No. C-02-2020 (N.D. Cal.), since our last filing. A stay remains in place in the California state derivative action, In re JDS Uniphase Corporation Derivative Litigation, Master File No. CV806911 (Santa Clara Super. Ct.), and a status conference is scheduled for December 7, 2004. As noted in our previous filings, the plaintiff in that action has issued a shareholder inspection demand that has been disputed by the Company. The dispute remains unresolved. No activity has occurred in Cromas v. Straus, Civil Action No. 19580 (Del. Ch. Ct.), the Delaware derivative action, since our last filing.

The OCLI and SDL Shareholder Actions:

     As discussed in our previous filings, plaintiffs purporting to represent the former shareholders of OCLI and SDL have filed suit against the former directors of those companies, asserting that they breached their fiduciary duties in connection with the events alleged in the securities litigation against the Company. No activity has occurred in either the OCLI action, Pang v. Dwight, No. 02-231989 (Sonoma Super. Ct.), or the SDL action, Cook v. Scifres, Master File No. CV814824 (Santa Clara Super. Ct.), since our last filing.

The ERISA Actions:

     As discussed in our previous filings, a consolidated action entitled In re JDS Uniphase Corporation ERISA Litigation, Master File No. C-03-4743 CW, is pending in the District Court for the Northern District of California against the Company and certain of its former and current officers and directors on behalf of a purported class of participants in the Company’s 401(k) Plan. Plaintiffs filed a consolidated complaint on September 2, 2004. Defendants’ response to the consolidated complaint is due by December 15, 2004.

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

Note 9. Reduction of Other Long-Lived Assets

     During the three months ended September 30, 2004 and 2003, the Company recorded $4.5 million and $4.9 million, respectively, of reductions in the carrying value of its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The following table summarizes the components of the reductions of other long-lived assets (in millions):

	Three Months Ended
	September 30,	September 30
	2004	2003
Assets held and used:
Property, plant and equipment	$—	$5.0
Assets held for sale:
Property and equipment	4.5	(0.1)

Total reductions of other long-lived assets	$4.5	$4.9

Three Months Ended September 30, 2004:

Assets Held and Used:

     During the three months ended September 30, 2004, no assets classified as held and used were reduced in value.

Assets Held for Sale:

     During fiscal 2004, the Company consolidated its corporate headquarters to San Jose, California. In light of the decision to consolidate the corporate headquarters, the Company determined that it did not need to continue to operate a corporate campus in Ottawa, Ontario, Canada. In the three months ended September 30, 2004, the Ottawa corporate campus continued to be classified as held for sale and the Company is still actively marketing the property. In accordance with SFAS 144, the Company adjusted the carrying value of the Ottawa campus and certain other assets held for sale to the fair value of such assets, which resulted in a charge to income of $4.5 million for the three months ended September 30, 2004.

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

Assets Held for Sale:

     During the first quarter of fiscal 2004, the Company adjusted the carrying value of certain assets classified as held for sale. The Company recorded an impairment charge of $0.4 million related to its Columbus, Ohio site, representing the amount by which the carrying value of the property and equipment exceeded fair value less cost to sell. In addition, the Company increased the carrying value of the corporate airplane by $0.5 million to reflect its agreed upon sales price less cost to sell.

Note 10. Restructuring and Global Realignment

     Overview:

     During the second quarter of fiscal 2004, we announced the completion of the Global Realignment Program (GRP), which began in April 2001. That program focused on large-scale site and employee reductions. The Company will continue to take advantage of opportunities to further reduce costs through targeted, customer-driven, restructuring events, intended to reduce the Company’s footprint and rationalize the manufacture of our products based on core competencies and cost efficiencies. Restructure activities entered into through the second quarter of 2004 are described under the GRP, while activities beginning in the third quarter of fiscal 2004 are described under Restructuring Actions.

Restructuring Actions:

     Beginning with the third quarter of fiscal 2004, the Company initiated restructuring activities to reduce costs and take advantage of manufacturing efficiencies. The Company implemented three restructuring activities and recorded total restructuring activity charges of $10.3 million. In addition, the Company incurred charges other than restructuring of $0.2 million related to these activities.

     During the first quarter of fiscal 2005, the Company terminated or notified for termination approximately 225 employees and restructured a lease at one of its manufacturing operations. This will create production efficiencies designed to eliminate costs. These actions resulted in restructuring charges of $4.8 million primarily related to severance and benefits. As of September 30, 2004, 3 employees have been terminated. The remaining severance and benefit payments resulting from the first quarter fiscal 2005 restructuring activities are scheduled to be paid through the first quarter of fiscal 2006.

     The restructuring activities during the Company’s third and fourth quarters of fiscal 2004 resulted in charges of $5.6 million primarily related to severance and benefits. Employee reductions during the third quarter restructuring were approximately 30 in North America and 30 in Asia-Pacific, of which 40 were engaged in manufacturing, 15 in research and development and 5 in selling, general and administration functions. Fourth quarter of fiscal 2004 employee reductions were all in North America and totaled approximately 75, of which 55 were in manufacturing and 20 in selling, general and administrative functions. As of September 30, 2004, 59 and 64 employees have been terminated relating the third quarter and fourth quarter restructures, respectively. The remaining severance and benefit payments resulting from these restructuring activities are scheduled to be paid through the first quarter of fiscal 2006.

Global Realignment Program:

     In April 2001, the Company initiated the GRP, under which it began restructuring its business in response to the economic downturn. From April 2001, through the end of the second quarter of fiscal 2004, the Company implemented nine phases of restructuring activities under the GRP and recorded total restructuring charges of $652.0 million. In addition, the Company incurred charges other than restructuring of $484.2 million related to the GRP. Restructuring activities initiated prior to December 31, 2002 were recorded in accordance with EITF No. 94-3, and restructuring activities initiated after December 31, 2002 were recorded in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” and SFAS No. 112, “Employers’ Accounting for Post Employment Benefits.”

     Under the GRP, the Company has consolidated and reduced its manufacturing, research and development, sales and administrative facilities in North America, Europe and Asia-Pacific. The total number of sites and buildings closed is 29, all of which are related to various phases of restructuring. Based on the decisions made through the end of the second quarter of fiscal 2004, the Company expects to have reduced its total workforce by approximately 19,900 employees upon the completion of the GRP. Of the total, 19,150 relate to restructuring activities and 750 relate to other decisions made under the GRP. As of September 30, 2004, 19,880 employees have been terminated.

Workforce Reduction:

     The Company recorded initial restructure charges totalling $228.6 million primarily related to severance and benefits associated with the reduction of approximately 19,150 employees, which includes non-cash severance charges of $12.3 million, of which $11.1 million related to the modification of a former executive’s stock options and $1.2 million to disputed severance. The Company has recorded decreases of $13.4 million, to the accrual balance. The decreases are due to actual payments for such charges being lower than original estimated expenses.

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

     Property and equipment that were disposed of or removed from operations resulted in initial charges totalling $274.4 million. The property and equipment write-downs consisted primarily of owned buildings, leasehold improvements, computer equipment and related software, production and engineering equipment, and office equipment, furniture and fixtures. From inception through the first quarter of fiscal 2005, the Company recorded total adjustments of $11.4 million, primarily due to additional declines in the fair market value of owned buildings held for disposal. In addition, the Company received $8.4 million of cash proceeds in excess of the estimated salvage value of certain restructured assets sold from inception through the first quarter of fiscal 2005.

     The Company incurred initial charges totalling $156.0 million for exiting and terminating leases based on assumptions and related estimates that it deemed appropriate for the economic environment that existed at the time these estimates were made. Initial charges were accrued for phases one though five and seven through nine. The Company estimated the cost of exiting and terminating the facility leases based on the contractual terms of the agreements and real estate market conditions. However, due to the continued deterioration of the commercial real estate market, primarily in the U.S., and the final settlement of certain lease obligations, the Company made appropriate adjustments to the initial restructuring charges recorded for all the phases. The Company’s accrued lease liability for all plans of $71.8 million at September 30, 2004, was net of $21.4 million of estimated sublease income to be generated from sublease contracts not yet negotiated and estimated savings on settlement of future lease terminations.

The following table summarizes the various restructuring plans (in millions):

	Workforce	Lease
	Reduction	Costs	Total
Accrual balance as of June 30, 2003	$25.4	$108.7	$134.1
Restructuring charges-GRP	2.5	2.3	4.8
Restructuring charges	5.6	—	5.6
Cash payments	(25.5)	(19.2)	(44.7)
Adjustments	(0.4)	(15.2)	(15.6)

Accrual balance as of June 30, 2004	7.6	76.6	84.2
Restructuring charges	4.7	0.1	4.8
Cash payments	(3.8)	(5.5)	(9.3)
Adjustments	(0.1)	0.6	0.5

Accrual balance as of September 30, 2004	$8.4	$71.8	$80.2

Charges Other Than Restructuring:

     In addition to the charges recorded in connection with the restructuring activities, the Company has incurred total other charges of $484.2 million since inception. Details of these charges for the three months ended September 30, 2004 and 2003 were as follows (in millions):

	Three months Ended
	September 30,
	2004	2003
Property and equipment	$0.2	$1.4
Purchase commitments and other obligations	—	0.3
Workforce-related charges	0.5	0.4
Lease costs	1.3	0.1
Moving and other costs	0.5	1.2

Total other charges	$2.5	$3.4

     From inception through first quarter of fiscal 2005, the Company has incurred total charges related to property and equipment of $209.5 million. During the fiscal quarters ended September 30, 2004 and 2003, the Company recorded $0.0 million and $1.4 million, respectively, of additional depreciation from changes in the estimated useful life and the write-downs of certain property and equipment that were identified for disposal but remained in use until the date of disposal.

     From inception through the first quarter of fiscal 2005, the Company has incurred total workforce-related charges of $29.5 million, which included retention bonuses, employee relocations costs and in fiscal 2002, payments for severance and benefits that were not associated with a formal plan of termination. Beginning in fiscal 2002, the Company recorded restructuring charges for approximately 750 employees. These employees consisted of approximately 600 in manufacturing, 50 in research and development, and 100 in selling, general and administrative functions. Approximately 150 employees were located in North America, 100 in Europe and 500 in Asia-Pacific. All 750 employees have been terminated and severance and benefit payments related to these employees have been paid in full.

     From inception through the first quarter of fiscal 2005, the Company has incurred total lease costs of $12.4 million. During the first quarters of fiscal 2005 and 2004 the Company adjusted lease expenses by $1.3 million and $0.1 million respectively, primarily to reflect refinements of estimated net costs on building costs not required for ongoing operations. The Company estimated the cost of exiting and terminating the facility lease based on the contractual terms of the agreement and the real estate market conditions. The Company anticipates that it will take approximately 9 months to sublease the vacated property. Amounts related to the lease expense, net of anticipated sublease proceeds of $1.3 million, will be paid over the respective lease terms through fiscal 2011.

     Through the first quarter of fiscal 2005, the Company has incurred total moving and other costs of $12.0 million. During the first quarters of fiscal 2005 and 2004, the Company incurred moving, purchase and other commitments and other costs of $0.5 million and $1.2 million, respectively, related to relocation of certain facilities and equipment from buildings of which the Company has disposed of or plans to dispose.

     Charges other than restructuring were recorded in the Company’s Condensed Consolidated Statements of Operations as follows (in millions):

	Three Months Ended
	September 30,
	2004	2003
Cost of sales	$1.3	$1.2
Research and development	—	0.6
Selling, general and administrative	1.2	1.6

Total other charges	$2.5	$3.4

     As of September 30, 2004, the accrual balance related to these charges was $4.7 million, consisting primarily of purchase and lease commitments. The accrual balance is included in “Other current liabilities” in the Company’s Condensed Consolidated Balance Sheet.

Recommissioning of Assets:

     As the Company continued to execute its restructuring plans to realign its operations and consolidate the facilities, the Company recommissioned certain property and equipment during the fourth quarter of fiscal 2002 with a carrying value of $0 that had previously been removed from operations and fully depreciated or written down under the GRP. The total net book value of the recommissioned property and equipment at the time of the write-downs was $27.7 million, of which $15.9 million was related to the Communications Products Group, $10.7 million was related to the Commercial and Consumer Products Group and $1.1 million was related to the “All Other” category for segment reporting purposes (see “Note 14. Segment Information”). Based on the dates these assets were placed back into service and taking into consideration the potential impact of the impairment loss on these assets, the Company would have incurred additional depreciation expense of approximately $0.7 million and $0.9 million for first fiscal quarters ended 2005 and 2004, respectively.

Note 11. Income Taxes

     The Company recorded an income tax expense of $0.5 million for the three months ended September 30, 2004 as compared to an income tax benefit of $12.9 million for the three months ended September 30, 2003.

     The income tax expense recorded for the three months ended September 30, 2004 relates primarily to foreign income taxes and differs from the expected tax benefit that would be calculated by applying the federal statutory rate to our loss before income taxes due to increases in our valuation allowance for deferred tax assets attributable to our domestic and foreign losses from continuing operations.

     The income tax benefit recorded for the three months ended September 30, 2003 resulted primarily from appreciation in the carrying value of available-for-sale marketable securities that reduced the amount of valuation allowance for deferred tax assets that otherwise would have been recorded in connection with our domestic loss from continuing operations.

     Fluctuations in the value of our available-for-sale marketable public securities may create volatility in the amount of income tax expense (benefit) we record in future periods.

     Due to the continued economic uncertainty in the industry, management has determined that it is more likely than not that the Company’s net deferred tax assets will not be realized and the Company has recorded deferred tax assets as of September 30, 2004 only to the extent of deferred tax liabilities.

     The Company is currently subject to various federal, state and foreign audits by taxing authorities. The Company believes that adequate amounts have been provided for any adjustments that may result from these examinations.

Note 12. Net Loss Per Share

     The following table sets forth the computation of basic and diluted net loss per share (in millions, except per share data):

	Three Months Ended
	September 30,	September 30,
	2004	2003
Loss before cumulative effect of an accounting change	$(36.0)	$(25.2)
Cumulative effect of an accounting change	—	(2.9)

Net loss	$(36.0)	$(28.1)

Loss per share before cumulative effect of an accounting change—basic and diluted	$(0.02)	$(0.02)
Cumulative effect per share of an accounting change—basic and diluted	—	—

Net loss per share—basic and diluted	$(0.02)	$(0.02)

Weighted average number of common shares outstanding	1,442.4	1,433.4

     During the three months ended September 30, 2004, approximately 3.2 million common shares were added to the number of common shares outstanding. Approximately 2.8 million shares were due to the issuance of common shares under the Company’s Employee Stock Purchase Plan and the remainder was due to the exercise of stock options.

     As the Company incurred net losses for the three months ended September 30, 2004 and September 30, 2003, the effect of dilutive securities (in-the-money stock options) totaling 4.7 million equivalent shares and 6.7 million equivalent shares, respectively, has been excluded from the calculation of diluted net loss per share because it was anti-dilutive.

Note 13. Comprehensive Income (Loss)

     The Company’s accumulated other comprehensive income (loss) consists of foreign currency translation adjustments, accumulated net unrealized gains on available-for-sale investments, less an adjustment for net gain on investments previously included in net income and the estimated tax (benefit). At September 30, 2004 and June 30, 2004, the Company had a balance of net unrealized gains of $7.4 million and $21.0 million, respectively, on available-for-sale investments.

     The components of comprehensive loss were as follows (in millions):

	Three Months Ended
	September 30,	September 30,
	2004	2003
Net loss	$(36.0)	$(28.1)
Other comprehensive income
Change in foreign currency translation	1.2	0.9
Unrealized (losses) gains on investments	(13.5)	31.9
Investment losses (gains) previously included in net income	—	(0.7)
Tax provision on marketable securities	—	(13.4)

Net change in other comprehensive income	(12.3)	18.8

Comprehensive loss	$(48.3)	$(9.4)

	September 30,	June 30,
	2004	2004
Net unrealized gains on available-for-sale securities	$7.4	$21.0
Cumulative translation adjustment	(15.1)	(16.4)

Accumulated other comprehensive income (loss)	$(7.7)	$4.6

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

The Commercial and Consumer Products Group consists of the Company’s non-communications businesses and includes laser subsystems products and products for display, security, decorative, aerospace and defense applications.

     The amounts shown as “All other” consist of certain unallocated corporate-level operating expenses. In addition, the Company does not allocate restructuring charges, income taxes, non-operating income and expenses or specifically identifiable assets to its segments

     Information on reportable segments is as follows (in millions):

	Three Months Ended
	September 30,	September 30,
	2004	2003
Communications Products Group:
Net revenue	$106.1	$74.3
Intersegment revenue	—	—

Net revenue from external customers	106.1	74.3
Operating loss	(10.3)	(10.8)
Commercial and Consumer Products Group:
Net revenue	88.4	74.0
Intersegment revenue	—	(0.9)

Net revenue from external customers	88.4	73.1
Operating income	14.3	9.0
Net revenue by reportable segments	194.5	147.4
Operating revenue (loss) by reportable segments	4.0	(1.8)
All other operating loss	(20.3)	(27.5)
Unallocated amounts:
Acquisition-related charges and amortization expense	(4.7)	(5.1)
Reduction of long-lived assets	(4.5)	(4.9)
Restructuring charges	(5.3)	3.6
Other realignment charges	(2.5)	(3.4)
Interest and other income, net	2.7	2.9
Gain on sale of investments	0.3	0.6
Reduction in fair value of investments	(2.3)	(1.3)
Loss on equity method investments	(2.9)	(1.2)

Loss before income taxes and cumulative effect of an accounting change	$(35.5)	$(38.1)

     Intersegment revenue was recorded at fair market value less an agreed-upon discount.

Note 15. Mergers and Acquisitions

Advanced Digital Optics, Inc.

     On July 30, 2004, the Company purchased Advanced Digital Optics, Inc. (“ADO”), a manufacturer of optical components and assemblies for communications and display markets for approximately $10.7 million in cash. The Company believes the acquisition will extend its capabilities in the design and manufacture of microdisplay light engines that deliver leading performance and image quality for the high definition television market. The acquired business has been included in our Commercial and Consumer Products Group operating segment.

     Allocation of the purchase price was as follows (in millions):

Net tangible assets acquired	$(1.8)
Existing technology	6.5
Goodwill	6.0

Total purchase price	$10.7

     The acquired intangible assets are being amortized over their estimated useful lives of three years.

     The acquisition was accounted for as a purchase in accordance with SFAS No. 141, and accordingly, the tangible assets acquired were recorded at their fair value at the date of acquisition. The results of operations of ADO have been included in the Company’s financial statements subsequent to the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material.

     The following table summarizes the components of the tangible assets (liabilities) acquired (in millions):

Inventories	$0.2
Property and equipment	0.1
Net acquired other assets and liabilities	(2.1)

$(1.8)

     Given the nature of the risks associated with the difficulties and uncertainties in completing each project and thereby achieving technological feasibility, anticipated market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets, discount rates of 19% and 22% were deemed appropriate for calculating the expected future cash flows from existing technology and in-process research and development, respectively to their present value.

     Acquired existing technology, which included products that are already technologically feasible, is primarily comprised of specialty light engines and related products.

     Developmental projects that have not reached technological feasibility and have no future alternative uses are classified as in-process research and development (“IPR&D”). Each in-process research and development technology was valued by discounting forecasted cash flow directly related to the subject research and development, net of estimated returns on contributory assets including working capital. Based on our analysis, the fair value of the IPR&D is zero.

     Goodwill, which represents the excess of the purchase price over the fair value of tangible and identified intangible assets acquired, is not being amortized but will be reviewed annually for impairment, or more frequently if impairment indicators arise, in accordance with SFAS No. 142. Goodwill has been assigned to the Commercial and Consumer Products segment and is not expected to be deductible for tax purposes under Internal Revenue Code 197.

E2O Communications:

     On May 17, 2004, the Company purchased E2O Communications Incorporated (“E2O”), a manufacturer of high-performance fiber optic components and modules for the computer storage, internetworking and communication markets. The Company believes the acquisition will extend its product portfolio and customer base in the optical transceiver market. The acquired business has been included in our Communications Product Group operating segment. Under the terms of the acquisition, the Company will pay the shareholders of E2O a total of $60.0 million in cash, and as of September 30, 2004 the Company had incurred $0.2 million of transaction related costs. Of the $60.0 million purchase price, $5.6 million remains to be paid to the shareholders and is accrued within other liabilities. The $5.6 million includes $4.1 million of retained consideration for any future liabilities the Company may incur resulting from any breach of general representations or warranties made by the former shareholders of E2O and $1.5 million awaiting exchange pending the receipt of shares from various shareholders.

     Allocation of the purchase price was as follows (in millions):

Net tangible assets acquired	$12.5
Intangible assets acquired
Existing technology	6.2
Customer relationships	2.3
Supply agreements	0.4
In-process research and development	2.6
Goodwill	36.2

Total purchase price	$60.2

     The acquired intangible assets are being amortized over their estimated useful lives, which are presented in the table below:

Existing technology	5 years
Customer relationships	3 years
Supply agreements	3 years
On an aggregate basis	4 years

     The acquisition was accounted for as a purchase in accordance with SFAS No. 141, and accordingly, the tangible assets acquired were recorded at their fair value at the date of acquisition. In the first quarter of fiscal 2005, an additional $3.9 million was added to goodwill due to adjustments to the purchase price that related to additional acquired liabilities not included in the original purchase valuation. The results of operations of E2O have been included in the Company’s financial statements subsequent to the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material.

     The following table summarizes the components of the tangible assets acquired (millions):

Inventories	$5.4
Property and equipment	8.9
Net acquired other assets and liabilities	(1.8)

$12.5

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

     The rates utilized to discount the net cash flows to their present value are based on E2O’s estimated weighted average cost of capital. Given the nature of the risks associated with the difficulties and uncertainties in completing each project and thereby achieving technological feasibility, anticipated market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets, discount rates of 19% and 22% were deemed appropriate for the existing technology and IPR&D, respectively.

     Goodwill, which represents the excess of the purchase price over the fair value of tangible and identified intangible assets acquired, is not being amortized but will be reviewed annually for impairment, or more frequently if impairment indicators arise, in accordance with SFAS No. 142. Goodwill has been assigned to the Communications Products Group segment and is not expected to be deductible for tax purposes under Internal Revenue Code 197.

Ditech Communications:

     On July 16, 2003, the Company completed the acquisition of certain assets of the optical communications business of Ditech Communications (“Ditech”). The Company believes that the acquisition adds to its abilities to integrate optics, electronics and software in subsystems for optical equipment manufacturers. Under the terms of the agreement, the Company paid Ditech $1.4 million at closing.

     The Company may make additional cash payments of up to $4.5 million, of which $0.5 million is based on the level of inventory purchased from Ditech that is sold by the Company and $4.0 million is contingent upon the revenue generated by the acquired business through June 30, 2005. At September 30, 2004, the Company has accrued $0.4 million for payments to be made as a result of revenue levels attained through that date. Additional payments related to inventory will be recorded to cost of sales at the time product is sold, while contingent payments based on revenue will be accounted for as goodwill. Direct transaction costs incurred in connection with the acquisition were immaterial.

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

Note 16. Related Party Transactions

BaySpec:

     As of September 30, 2004, BaySpec, a privately held original equipment manufacturer (OEM) fiber-optics company in which the Company has a long-term investment, was a supplier of the Company. As of September 30, 2004 the Company’s investment in Bayspec is $1.6 million. During the three months ended September 30, 2004, the Company purchased $1.1 million of product from BaySpec and the ending accounts payable balance was $0.1 million.

Note 17. Guarantees

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

     The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of September 30, 2004.

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

     The following table presents the changes in the Company’s warranty reserve during the three months ended September 30, 2004 and 2003 (in millions):

Three Months Ended September 30, 2004:

Balance as of June 30, 2004	$25.1
Provision for warranty	1.8
Utilization of reserve	(0.6)
Adjustments related to pre-existing warranties (including changes in estimates)	(3.3)

Balance as of September 30, 2004	$23.0

Three Months Ended September 30, 2003:

Balance as of June 30, 2003	$52.4
Provision for warranty	0.3
Utilization of reserve	(5.2)
Adjustments related to pre-existing warranties (including changes in estimates)	(5.6)

Balance as of September 30, 2003	$41.9

Note 18. Convertible Debt and Letters of Credit

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

     As of September 30, 2004, the Company had six standby letter of credit facilities totalling $10.2 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     Statements contained in this Quarterly Report on Form 10-Q which are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. A forward-looking statement may contain words such as “anticipate that,” “believes,” “can impact,” “continue to,” “estimates,” “expects to,” “hopes,” “intends,” “plans,” “to be,” “will be,” “will continue to be”, “continuing”, “ongoing” or similar words.

     These statements include: (i) statements or implications regarding the stabilization of our markets and current or future growth thereof; (ii) our expectations and beliefs regarding future average sales prices, costs and margins, as well as cost reduction programs and future restructuring costs and their impact on our financial results; (iii) statements regarding restructuring and other realignment programs and the expected level and timing of cost savings and other benefits to the Company from the same as well as the expected costs thereof; (iv) statements or implications regarding our execution and our ability to improve the same; and (v) any anticipation or guidance as to future industry or market conditions or as to our financial performance. Forward-looking statements also include, among others, all italicized portions of this Report.

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

Results of Operations

Our Industries and Quarter Developments

     We are a worldwide leader in optical technology. We design and manufacture products where our core optical technologies provide innovative solutions for communications, commercial and consumer applications. The Company offers products for data communications, telecommunications and cable television, display, security, medical/environmental instrumentation, decorative, aerospace and defense applications. We currently employ approximately 6,000 employees at 14 locations, principally located in North America, the People’s Republic of China, Indonesia and France.

     Our Communications Products Segment provide a broad range of components, modules and subsystems better enabling our customers to satisfy their requirements through “one stop” shopping at a single supplier. We also leverage our broad-based component portfolio to provide higher levels of integration in modules and subsystems to create value-added solutions for our customers. Our Communications markets consist generally of:

•	Original equipment manufacturers of enterprise and storage equipment such as Cisco, Sun Microsystems and Hewlett-Packard.

•	Original equipment manufacturers for telecommunications equipment such as Nortel, Lucent, Alcatel, Ciena, and Cisco who supply systems to service providers worldwide.

•	Original equipment manufacturers for cable television such as Scientific Atlanta who supply cable television service providers worldwide.

     Our Commercial and Consumer Products Segment includes our thin film coating, optical assembly, bulk optics and laser technologies and expertise. Optical coatings are microscopic layers of materials applied to the surface of a substrate, such as glass, plastic or metal, to alter its optical properties. Optical coatings work by controlling, enhancing or modifying the behavior of light to produce specific effects such as reflection, refraction, absorption, and anti-glare. The ability to control the behavior of light using thin film coatings plays a critical role in many industries and products.

     Our Commercial and Consumer markets consist generally of:

•	Original equipment manufacturers of displays who use our optical components, modules, and assemblies in televisions, such as Sony and Toshiba, as well as for a variety of other display applications.

•	Original equipment manufacturers who use our high precision coated products, optical sensors, optical filters and assemblies for a variety of applications including medical/ environmental instrumentation, aerospace and defense.

•	Suppliers of products and documents that require authentication in order to prevent counterfeiting. We provide products designed for the protection of currency and identification documents. We also provide solutions for the protection of high value brands for a variety of applications such as pharmaceutical and consumer electronic products.

•	Designers and suppliers of decorative coatings who use our products to affect optical properties to achieve a differentiated, desirable appearance for a wide range of consumer products.

•	Original equipment manufacturers such as Applied Biosystems, KLA-Tencor and Eastman Kodak who use our laser components and subsystems in biotechnology, graphic arts and imaging, semiconductor processing, material processing and other laser based applications and markets.

     Overall, our communications markets are notable for, among other things, their high concentration of customers at each level of the industry, as well their extremely long design cycles. One consequence of a highly concentrated customer base is systemic pricing pressure at each level of the industry. Large capital investment requirements, long return on investment periods, uncertain business models and complex and shifting regulatory hurdles, among other things, currently combine to limit opportunities for new service providers to emerge. Thus, we expect that high customer concentration and its attendant pricing pressure and other effects on our communications markets will remain for the foreseeable future. Long design cycles mean that considerable resources must be spent to design and develop new products with limited visibility relative to the ultimate market opportunity for the products (pricing and volumes) or the timing thereof. As the supplier of components and modules to this industry, we feel the effects most acutely, as system designs must first be initiated at the carrier level, communicated to the systems provider and then communicated to us and our competitors. During system design periods, shifts in economic, industry, regulatory, customer or consumer conditions could and often do cause redesigns, delays or even cancellations to occur with their concomitant costs to those involved. Communications industry design cycles are often devastating for companies without the financial and infrastructural resources to sustain the long periods between project initiation and revenue realization. Our Commercial and Consumer Products Group, while more diverse, shares some of the customer concentration and design cycle attributes of our communications markets.

     We are working aggressively to expand our distribution channels in these areas to, among other things, reduce our exposure to customer concentration and long design cycles across our company.

     Major business developments during the first quarter of fiscal 2005 include:

•	For the fourth consecutive quarter our revenues increased, in this case 11% quarter over quarter. Revenue from our Communications Products Group was approximately 55% of net revenue, while revenue from our Commercial and Consumer Products Group was approximately 45% of total net revenue.

•	No customers represented 10% or more of our net revenues for first fiscal quarters of both 2005 and 2004.

•	Our SG&A and R&D expenses declined, quarter over quarter, as a percentage of revenue, from 33% to 31%, reflecting both revenue improvements and the results of our operating cost cutting efforts.

•	Gross margins continue to be challenged, with first quarter gross margins of 22% versus 24% for the fourth quarter of Fiscal 2004. We expect that our principal focus for the foreseeable future will be on the identification and implementation of customer-focused programs designed to improve gross margins.

•	The Company consumed $59.8 million in cash for operations during the first quarter.

•	Our headcount at September 30, 2004 was 6,027.

•	We acquired the business and operations of ADO in the first quarter, for a total purchase price of $10.7 million. The products and technologies acquired supplement our display business.

•	We completed the shutdown of our Eindhoven facility in the first quarter and we divested our polymer optics business. Both actions are consistent with our goal of simplifying our organization through the elimination of unnecessary facilities and assets.

Net Revenue:

	Three Months Ended
	September	September
	30,	30,		Percentage
	2004	2003	Change*	Change
Net revenue	$194.5	$147.4	$47.1	32%

* Primary reasons for change. Net revenue increased primarily due to higher demand for our Communications products, primarily circuit pack and module products.

Notes:

•	Net revenue from our Communications Product Group accounted for 55% of our net revenue during the first quarter of fiscal 2005 as compared to 50% during the first quarter of fiscal 2004.

•	Net revenue from our Commercial and Consumer Products Group accounted for 45% of our net revenue during the first quarter of fiscal 2005 as compared to 50% during the first quarter of fiscal 2004.

•	Net revenue from customers outside North America represented 35% and 34% of net revenue in the three-month periods ended September 30, 2004 and 2003, respectively. We expect revenue from international customers to continue to be an important part of our overall revenue and an increasing focus for revenue growth.

•	Please refer to the “Operating Segment Information” section below for further discussions with respect to net revenue and operating results for each of our operating segments.

Comment and analysis:

     During the first quarter of fiscal 2005, our net revenue of $194.5 million was approximately 11% higher than our net revenues for the fourth quarter of fiscal 2004, with strong first quarter revenue growth in our Communications Products Group and essentially flat revenue in our Commercial and Consumer Products Group. The increased revenue over the prior quarter is attributable primarily to growth in our circuit pack and modules businesses. We believe the overall business climate continues with limited visibility, amid a telecom and communications market that is still recovering, and a commercial and consumer market that is growing tentatively. We believe that the mix of revenues in any quarter continues to be driven by variations in demand from a small number of customers with strong needs one quarter and lower demand in another quarter. We continue to encounter multiple and systemic execution challenges principally related to factory and product transitions, new product introductions and quality concerns with our LCoS product. These challenges include new product delivery uncertainty, yield and quality problems, systems strain and related customer dissatisfaction. These execution challenges have impacted our revenue growth and was responsible for the flat revenue experienced by our Commercial and Consumer Products Group in the first quarter of fiscal 2005. Improving our overall execution will be a major priority for the foreseeable future. If we do not improve our execution and product quality, our operating results will suffer and we may experience customer defections.

Gross Profit:

	Three Months Ended
	September 30,	September 30,
	2004	2003	Change*
Gross profit	$42.9	$31.8	$11.1
Percentage of net revenue	22%	22%

*Primary reasons for change: Gross profit dollars increased primarily due to increased volume of sales as well as: (i) an increase in consumption of previously reserved inventory of $2.0 million in the current quarter as compared to the prior-year period; (ii) reclassification to R&D of $1.6 million of expenses previously included in cost of goods sold to better reflect the work being performed; and (iii) a decline in personnel-related expenses of approximately $0.8 million as a result of workforce reductions, site closures, product transfers to both lower cost locations and contract manufacturers. These favorable impacts to gross profit were offset by the following: (i) $4.6 million of write-downs of excess and obsolete inventories in the current quarter, as compared to $1.7 million in the prior-year period; and (ii) continued decline in average selling prices of our products and unfavorable product mix. In addition, more of our revenue was derived from Communications Group products, which generally have lower gross margins.

Comment and analysis:

     Gross profits for the first quarters of fiscal 2005 and 2004 were approximately 22% of net revenue. On a quarter over quarter basis, gross margins declined from 24% in the fourth quarter of fiscal 2004 to 22% in the first quarter of fiscal 2005. The decline is the result of several factors, including, among others, the following:

•	Average selling price declines, while slowing in general, have continued to adversely impact gross profit.

•	In the first fiscal quarter, we experienced an adverse shift in product mix, as we realized growth in our generally lower margin communications business, and not in our generally higher margin, commercial and consumer products business.

•	We are transitioning products to lower cost manufacturing locations, and we are experiencing a period of redundant overhead costs. While we believe we will experience substantial benefits of moving to lower cost manufacturing centers, we expect that costs associated with the implementation of these measures will adversely impact our gross margins for the next several quarters.

•	As we emerge from past restructuring activities, we are gradually losing the benefit of certain items associated with the economic downturn and our (and the industry’s) subsequent restructuring, such as favorable excess inventory benefits, cancellation revenues and warranty reversals. At a minimum, these factors create margin variation in any quarter.

     Additionally, we have recently introduced a number of new products and programs which due to the untested nature of the products and the potential for complexity have incurred and are expected to continue to incur relatively higher startup costs and increased yield and product quality risk. These issues have negatively impacted and could continue to negatively impact our gross profit. We expect gross profit pressures to remain for the foreseeable future and cannot predict the timing or extent of any gross margin improvement. Looking ahead, actions designed to improve our gross margins (through product mix improvements, cost reductions associated with product transfers and product pruning, and yield and quality improvements, among other things) will be a principal focus for us. In addition, we expect to seek out acquisition choices intended to improve our gross margin and profitability.

Research and Development (R&D):

	Three Months Ended
	September 30,	September 30,
	2004	2003	Change*
Research and development	$24.5	$24.7	$(0.2)
Percentage of net revenue	13%	17%

*Primary reasons for change: The expense remained essentially flat, however changes within research and development expenses were attributable to (i) a decline in personnel related expenses of $2.3 million; and (ii) a decrease in non-recurring realignment charges of $0.6 million; offset by (i) reclassification to R&D of $1.6 million of expenses previously included in cost of goods sold to better reflect the activities being performed; (ii) an increase of approximately $0.6 million for facilities and occupancy related expenses; and (iii) a increase in R&D materials and supplies of approximately $0.3 million.

Comment and analysis:

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

Selling, General and Administrative Expense (SG&A):

	Three Months Ended
	September 30,	September 30,
	2004	2003	Change*
Selling, general and administrative	$37.2	$41.0	$(3.8)
Percentage of net revenue	19%	28%

*Primary reasons for change: The decrease was primarily due to: (i) a decline in personnel-related expenses of approximately $4.8 million resulting from workforce reductions and site closures; (ii) a reduction in facility and occupancy related costs of approximately $1.5 million due to site consolidations and the removal and disposal of property, plant and equipment; and (iii) a decline in acquisition related stock compensation charges of $1.1 million. These expense reductions were offset in part by increases in annual shareholder costs associated with our annual Proxy.

Comment and analysis:

     Through our continuing efforts to reduce expenses, as well as our increasing net revenue, core SG&A expenses appear to be stabilizing, as evidenced by our fourth quarter fiscal 2004 (19.2% of net revenue), and first quarter fiscal 2005 (19.1% of net revenue), SG&A levels. Accordingly, we currently believe that these expenses are in line with our immediate goals, although we will continue to take actions to reduce these expenses as and when opportunities arise. We caution, however, that we have in the past experienced, and expect to continue to experience in the future, certain non-recurring expenses, such as litigation and dispute related settlements and accruals, which could increase our SG&A expenses, and impair our profitability expectations, in any particular quarter. None of these non-recurring expenses, however, is expected to have a material adverse impact on our financial condition. Also, we expect to incur additional SG&A expenses as we fully implement the requirements of the Sarbanes-Oxley Act of 2002, in particular, Section 404 thereof, and continue to invest in personnel strategic to our business. There can be no assurance that our SG&A expense will continue to decline in the future or that, more importantly, we will develop a cost structure (including our SG&A expense), which will lead to profitability under current and expected revenue levels.

Amortization of Purchased Intangibles:

	Three Months Ended
	September 30,	September 30,
	2004	2003	Change
Amortization of intangibles	$4.7	$3.9	$0.8

*Primary reasons for change: The increase for the three-month period was primarily due to the increase in our intangible assets subject to amortization as a result of recent acquisition activity.

Reduction of Other Long-Lived Assets:

	Three Months Ended
	September 30,	September 30
	2004	2003	Change
Assets held and used:
Property, plant, equipment and other	$—	$5.0	$(5.0)
Assets held for sale:
Property, plant and equipment	4.5	(0.1)	4.6

Total reductions of other long-lived assets	$4.5	$4.9	$(0.4)

Comment and analysis:

     During the three month periods ended September 30, 2004 and 2003, the Company recorded $4.5 million and $4.9 million, respectively, of reductions in the carrying value of its long-lived assets and assets held for sale.

Three Months ended September 30, 2004:

Assets Held for Sale:

     During the three months ended September 30, 2004, the Company reduced the carrying value of the Ottawa campus by $4.5 million as a result of changes in estimated market conditions.

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

Assets Held for Sale:

     During the first quarter of fiscal 2004, we adjusted the carrying value of certain assets classified as held for sale. We recorded an impairment charge of $0.4 million related to our Columbus, Ohio site, representing the amount by which the carrying value of the property and equipment exceeded fair value less cost to sell. In addition, we increased the carrying value of the corporate airplane by $0.5 million to reflect its agreed upon sales price less cost to sell.

Restructuring and Other Related Charges:

	Three Months Ended
	September 30,	September 30,
	2004	2003	Change
Restructuring charges	$5.3	$(3.6)	$8.9

Comment and analysis:

     During the first quarter of fiscal 2005, the Company re-initiated plans to consolidate a portion of its North American manufacturing operations to China or transfer the production to third party manufacturers. These actions created restructuring charges of approximately $4.8 million primarily related to severance and benefits associated with employee terminations or notification of termination of approximately 225 employees in North America. The Company also recorded adjustments to Global Realignment Program lease charges of approximately $0.5 million due to reductions in estimated sublease income expected on restructured properties.

     During the first quarter of fiscal 2004, the Company recorded adjustments to its Global Realignment Program of $(4.2) million offset by $0.6 million for the initiation of the eighth phase of the program. The adjustments primarily related to lower than expected costs on terminated lease restructure facilities. Phase 8 primarily related to the reduction of 20 employees in North America aligning the number of employees to the Company’s needs.

     In April 2001, we initiated the Global Realignment Program, under which we began restructuring our business in response to the economic downturn. Through December 31, 2003, we implemented 9 phases of restructuring activities and recorded total restructuring charges of $652.0 million. In addition, we incurred charges other than restructuring of $484.0 million related to the Global Realignment Program (of which $2.3 million and $3.4 million were recorded during the first quarters ended September 30, 2004 and 2003, respectively). The Company has initiated 3 restructuring actions since December 31, 2003, resulting in restructuring charges of $10.3 million through September 30, 2004. Additional charges associated with these actions have amounted to $0.2 million. Please refer to “Note 10. Restructuring” of the Notes to Condensed Consolidated Financial Statements for a detailed discussion of these charges associated with our restructuring actions.

     The Company’s ability to generate sublease income, as well as its ability to terminate lease obligations at the amounts estimated, is highly dependent upon the economic conditions, particularly commercial real estate market conditions in certain geographies, at the time we negotiate the lease termination and sublease arrangements with third parties as well as the performances by such third parties of their respective obligations. While the amount the Company has accrued represents the best estimate of the remaining obligations it expects to incur in connection with these plans, estimates are subject to change. Routine adjustments are required and may be required in the future as conditions and facts change through the implementation period. The Company’s restructuring obligations are net of sublease income or lease settlement estimates of approximately $23.0 million. If adverse macroeconomic conditions continue, particularly as they pertain to the commercial real estate market, or if, for any reason, tenants under subleases fail to perform their obligations, the Company may be required to reduce estimated future sublease income and adjust the estimated amounts of future settlement agreements, and accordingly, increase estimated cost to exit certain facilities. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2011.

     The actions under the Global Realignment Program and other restructuring actions may not be successful in achieving the expected cost reductions or other benefits may be insufficient to align our operations with customer demand and the changes affecting our industry, or may be more costly or extensive than currently anticipated. Even if the restructuring activities are successful and meets our current cost reduction goals, our revenue must continue to increase substantially in the future for us to be profitable.

Interest and Other Income, Net:

	Three Months Ended
	September 30,	September 30,
	2004	2003	Change*
Interest and other income, net	$2.7	$2.9	$(0.2)

*Primary reasons for change: The decrease in the first quarter of fiscal 2005 over the prior-year period was due to a combination of higher interest income earned on invested cash balances and reduced gains on the disposal of certain assets, offset by increased foreign exchange expense.

Gain on Sale of Investments:

	Three Months Ended
	September 30,	September 30,
	2004	2003	Change*
Gain on sale of investment	$0.3	$0.6	$(0.3)

*Primary reasons for change: Gains on sales of investments are primarily the result of the sale of marketable public securities. The fair value of our marketable securities at September 30, 2004 is approximately $54.2 million.

Reduction in Fair Value of Investments:

	Three Months Ended
	September 30,	September 30,
	2004	2003	Change*
Reduction in fair value of investments	$(2.3)	$(1.3)	$(1.0)

*Primary reasons for change We periodically review our investments for impairment. In the event the carrying value of an investment exceeds its fair value and the decline in fair value is determined to be other-than-temporary, we write down the value of the investment to its fair value. The Company recorded $2.3 million and $1.3 million of reductions in fair value of certain non-marketable investments in the first quarters of fiscal 2005 and 2004, respectively.

Comment and analysis:

     Should the fair value of our investments continue to decline in the future, we may be required to record additional charges if the decline is determined to be other-than-temporary. The carrying amount of the Company’s investments is $28.2 million and its minimum funding commitments is $15.7 million.

Loss on Equity Method Investments:

	Three Months Ended
	September 30,	September 30,
	2004	2003	Change
Loss on equity method investments	$(2.9)	$(1.2)	$(1.7)

Comment and analysis:

     We recorded losses on our equity method investments representing our pro-rata share of net losses. Our equity investments include four venture capital funds and three direct investments.

Income Tax Expense (Benefit):

	Three Months Ended
	September 30,	September 30,
	2004	2003	Change*
Income tax expense (benefit)	$0.5	$(12.9)	$13.4

Comment and analysis:

     The Company recorded an income tax expense of $0.5 million for the three months ended September 30, 2004 as compared to an income tax benefit of $12.9 million for the three months ended September 30, 2003.

     The income tax expense recorded for the three months ended September 30, 2004 relates primarily to foreign income taxes and differs from the expected tax benefit that would be calculated by applying the federal statutory rate to our loss before income taxes due to increases in our valuation allowance for deferred tax assets attributable to our domestic and foreign losses from continuing operations.

     The income tax benefit recorded for the three months ended September 30, 2003 resulted primarily from appreciation in the carrying value of available-for-sale marketable securities that reduced the amount of valuation allowance for deferred tax assets that otherwise would have been recorded in connection with our domestic loss from continuing operations.

     Fluctuations in the value of our available-for-sale marketable public securities may create volatility in the amount of income tax expense (benefit) we record in future periods.

     Due to the continued economic uncertainty in the industry, management has determined that it is more likely than not that the Company’s net deferred tax assets will not be realized and the Company has recorded deferred tax assets as of September 30, 2004 only to the extent of deferred tax liabilities.

     The Company is currently subject to various federal, state and foreign audits by taxing authorities. The Company believes that adequate amounts have been provided for any adjustments that may result from these examinations.

Operating Segment Information:

Communications Product Group:

	Three Months Ended
	September 30,	September 30,		Percentage
	2004	2003	Change*	Change
Net revenue	$106.1	$74.3	$31.8	43%
Operating income (loss)	$(10.3)	$(10.8)	$0.5	5%

*Primary reasons for change The increase in Communication Products Group net revenue for the three-month period reflects improving market conditions and an increase in customer demand during the first quarter of fiscal 2005. The slight improvement in the Communication Product Group Operating loss reflects increased demand for circuit pack and module products, offset by continued erosion in ASPs and incurred material costs.

Commercial and Consumer Products Group:

	Three Months Ended
	September	September
	30,	30,		Percentage
	2004	2003	Change*	Change
Net revenue	$88.4	$73.1	$15.3	21%
Operating income	$14.3	$9.0	$5.3	59%

*Primary reasons for change: The increase in net revenue and operating income for Commercial and Consumer Products Group for the three months ended September 30, 2004 was primarily attributable to increased sales of optical and display products.

Liquidity and Capital Resources

     As of September 30, 2004, we had a combined balance of cash, cash equivalents and short-term investments of $1,463.3 million, a decrease of $85.4 million from June 30, 2004 primarily due to cash consumed in operations and a reduction in the value of marketable investments of $13.5 million. Our total debt outstanding, including capital lease obligations, was $469.9 million at September 30, 2004.

     Operating activities used $59.8 million, primarily due to our net loss of $36.0 million adjusted for non-cash items including depreciation and amortization. Accounts receivable increased by $15.8 million during the three months ended September 30, 2004 as shipments continued to be greater during the third month of the quarter. Days sales outstanding in accounts receivable was 60 days at September 30, 2004, as compared to 59 days at June 30, 2004. Accounts payable decreased by $16.2 million and other liabilities decreased by $15.0 million.

     Cash provided by investing activities was approximately $119.4 million during the three months ended September 30, 2004, primarily due to net maturities of available for sale investments of $137.8 million, reduced by cash used for acquisitions and purchases of property, plant and equipment of $8.1 million.

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

     Our financing activities for the three months ended September 30, 2004 provided cash of $6.2 million, resulting primarily from issuance of Company stock under the Employee Stock Purchase Plan.

     We expect to use approximately $120.0 to $140.0 million in cash and short- term investments in fiscal 2005, exclusive of amounts required relating to our acquisition and investment activities during the fiscal year. We believe that our existing cash balances and investments will be sufficient to meet our liquidity and capital spending requirements at least through the next 12 months. However, possible investments in or acquisitions of complementary businesses, products or technologies may require the use of additional cash or financing prior to such time. We have in recent periods consumed, and we expect to continue to consume, portions of our cash reserves to fund our operations. The amounts consumed to date, together with the amounts currently anticipated to be spent, are not expected to materially impair our financial condition. However, we may need to expend additional, currently unanticipated, cash reserves to fund our operations. Our liquidity could be negatively affected by a decline in demand for our products, which are subject to rapid technological changes, or a reduction of capital expenditures by telecommunications carriers.

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

     Pursuant to Section 3(a) of the Company’s 2003 Equity Incentive Plan (the “2003 Plan), and in accordance with the registration requirements of the Securities Act of 1933, as amended, the Company registered 140 million shares which are reserved for issuance under the 2003 Plan. Further, as a result of receiving stockholder approval of the 2003 Plan, (i) the Company’s right to issue options under the Company’s 1993 Amended and Restated Flexible Stock Incentive Plan (the “1993 Plan”) immediately ceased effective November 6, 2003, and (ii) all shares of the Company’s common stock associated with such options ceased to be available for issuance effective as of such date. The stockholders’ action did not affect any of the options currently outstanding under the 1993 Plan, all of which remain outstanding in accordance with their terms.

     As of September 30, 2004, we have available for issuance 113.5 million shares of common stock underlying options for grant only under the JDS Uniphase Corporation 2003 Equity Incentive Plan. The exercise price is generally equal to the fair value of the underlying stock at the date of grant. Options generally become exercisable over a four-year period and, if not exercised, expire from five to ten years. Substantially all of our employees participate in our stock option program.

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

E20:

     E2O was in the process of developing a vertical-cavity surface emitting laser (VSCEL) shortwave laser as of the date of acquisition. We have incurred post-acquisition costs of $1.3 million to date and estimate that an additional investment of approximately $0.9 million in research and development during fiscal 2005 will be required to complete the IPR&D project. The differences between the actual outcome noted above and the assumptions used in the original valuation of the technology are not expected to have a significant impact on our results of operations and financial position.

Scion:

     The products under development at the time of acquisition were comprised of advanced integrated waveguide devices. We have incurred post-acquisition costs of $3.9 million to date and estimate that an additional investment of approximately $0.7 million in research and development over the next 6 months will be required to complete the IPR&D projects. The differences between the actual outcome noted above and the assumptions used in the original valuation of the technology are not expected to have a significant impact on our results of operations and financial position.

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

     These factors have caused considerable strain on our execution capabilities and our customer relations. Currently, we are (a) having difficulty responding to customer delivery expectations for some of our products, (b) experiencing yield and quality problems, particularly with some of our new products and high-volume products, and (c) expending additional funds and other resources to respond to these execution challenges. We are currently losing revenue opportunities due to these concerns. We are also, in the short-term, diverting resources from research and development and other functions to assist with resolving these matters. If we do not improve our performance in all of these areas, our operating results will be harmed, the commercial viability of new products may be challenged and our customers may choose to reduce their purchases of our products and purchase additional products from our competitors.

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

If our contract manufacturers fail to deliver quality products at reasonable prices and on a timely basis, our results of operations and financial conditions could be harmed.

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

We must improve our cost structure to achieve long-term profitability

     Although we have made progress in reducing the magnitude of our losses in recent quarters, we are not yet profitable. High overhead and materials costs, product transfer and reorganization expenses and new product (start-up) costs have contributed to our high expense structure, while competitive forces (increasingly from Asia-based competitors) and a highly concentrated customer base for many of our products continue to pressure pricing. In addition, our telecommunications business, which has historically featured discrete, highly customized products (with concomitant higher profit margins), is moving to increased standardization and commoditization (with correspondingly lower profit margins). Taken together, these factors are limiting our profitability. Among other things, we believe that customer base concentration, product standardization and commoditization and international competition (particularly from Asia) represent fundamental changes to our industries and that these factors, among others, will create continuing pricing and margin pressure.

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

     Our Communications and Commercial and Consumer products segments each currently represent approximately half of our total revenue. Our strategy emphasizes the growth opportunities in both segments, as we seek to expand our markets and customer base, increase the level of integration of our products, and improve time to revenue. In furtherance of this strategy, we are engaged in or exploring several new product opportunities in our Commercial and Consumer segment, particularly in our display business, as well as expanding the opportunities for our current products in this segment. Consequently, we are increasingly dependent upon growth markets outside of communications for our overall growth and success. Failures in these markets or our execution of programs related to the same will significantly harm our business.

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

Our financial results could be affected by potential changes in the accounting rules governing the recognition of stock-based compensation expense

     We measure compensation expense for our employee stock compensation plans under the intrinsic value method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Under this method, we recognized compensation charges related to stock compensation plans of $0.1 million, $2.0 million, $50.9 million, and $124.9 million in the first quarter of fiscal 2005 and in fiscal year 2004, 2003 and 2002, respectively. In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” we provide disclosures of our operating results as if we had applied the fair value method of accounting (pro-forma basis). Beginning in the third quarter of fiscal 2003, we provide such disclosures in our Quarterly Reports on Form 10-Q in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Had we accounted for our compensation expense under the fair value method of accounting prescribed by SFAS No. 123, the charges would have been significantly higher than the intrinsic value method used by us, totaling $40.3 million, $300.0 million, $685.2 million, and $688.9 million in the first quarter of fiscal 2005 and in fiscal 2004, 2003 and 2002, respectively. The Financial Accounting Standards Board (“FASB”) has announced changes to accounting rules concerning the recognition of stock option compensation expense. Beginning in fiscal 2006 when these changes are implemented, we and other companies will be required to measure compensation expense using the fair value method, which would adversely affect our results of operations by increasing our losses by the additional amount of such stock option charges.

Our sales are dependent upon a few key customers

     A few large customers account for most of our net revenue. During the first quarter of fiscal 2005 and fiscal 2004, no customer accounted for 10% or more of our net revenue. We expect that, for the foreseeable future, sales to a limited number of customers will continue to account, alone or in the aggregate, for a high percentage of our net revenues. Dependence on a limited number of customers exposes us to the risk that order reductions from any one customer can have a material adverse effect on periodic revenue.

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

Our international presence exposes us to certain risks, including the following:

•	our ability to comply with the customs, import/export and other trade compliance regulations of the countries in which we do business, together with any unexpected changes in such regulations;

•	difficulties in establishing and enforcing our intellectual property rights;

•	tariffs and other trade barriers;

•	political, legal and economic instability in foreign markets, particularly in those markets in which we maintain manufacturing and research facilities;

•	difficulties in staffing and management;

•	language and cultural barriers;

•	seasonal reductions in business activities in the countries where our international customers are located;

•	integration of foreign operations;

•	longer payment cycles;

•	greater difficulty in accounts receivable collection;

•	currency fluctuations; and

•	potential adverse tax consequences.

     Net revenue from customers outside North America accounted for 35% of our net revenue in the first fiscal quarter of 2005, and for 36%, 30% and 26% of our total net revenue in fiscal 2004, 2003 and 2002, respectively. We expect that revenue from customers outside North America will continue to account for a significant portion of our total net revenue. Lower sales levels that typically occur during the summer months in Europe and some other overseas markets may materially and adversely affect our business. In addition, sales of many of our customers depend on international sales and consequently further expose us to the risks associated with such international sales.

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

     The industry in which we operate experiences periodic claims of patent infringement or other intellectual property rights. We have received in the past and, from time to time, may in the future receive notices from third parties claiming that our products infringe upon third-party proprietary rights. One consequence of the recent economic downturn is that many companies have turned to their intellectual property portfolios as an alternative revenue source. This is particularly true of companies which no longer compete with us. Many of these companies have larger, more established intellectual property portfolios than ours. Typical for a growth-oriented technology company, at any one time we generally have various pending claims from third parties that one or more of our products or operations infringe or misappropriate their intellectual property rights or that one or more of our patents is invalid. For example, we have pending litigation with Litton Systems, Inc., University of Illinois and the Board of Trustees of the Leland Stanford, Jr. University involving claims for damages in connection with the alleged past infringement by our optical amplifiers of a now expired U.S. patent. We will continue to respond to other claims in the course of our business operations. In the past the settlement and disposition of these disputes has not had a material adverse impact on our business or financial condition, however this may not be the case in the future. Further, the litigation or settlement of these matters, regardless of the merit of the claims, could result in significant expense to us and divert the efforts of our technical and management personnel, whether or not we are successful. If we are unsuccessful, we could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology that is the subject of the litigation. We may not be successful in such development or such licenses may not be available on terms acceptable to us, if at all. Without such a license, we could be enjoined from future sales of the infringing product or products.

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

     We also hold investments in other public and private companies, including, among others, Nortel Networks, Adept and ADVA, and have limited funds invested in private venture funds. All three companies have experienced severe stock price declines during the recent economic downturn, which have greatly reduced the value of our investments, and we have written down the value of these investments as the decline in fair value was deemed to be other-than-temporary. In addition to our investments in public companies, we have in the past and expect to continue to make investments in privately held companies as well as venture capital investments for strategic and commercial purposes. For example, we had a commitment to provide additional funding of up to $15.7 million to certain venture capital investment partnerships as of September 30, 2004. In recent months some of the private companies in which we held investments have ceased doing business and have either liquidated or are in bankruptcy proceedings. If the carrying value of our investments exceeds the fair value and the decline in fair value is deemed to be other-than-temporary, we will be required to write down the value of the investments, which could materially harm our results of operations or financial condition.

We sold $475.0 million of senior convertible notes, which significantly increased our leverage, and may cause our reported earnings per share to be more volatile because of the conversion contingency features of these notes.

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

     The FASB’s Emerging Issues Task Force (“EITF”) reached consensus in EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” that contingently convertible debt instruments should be included in diluted earnings per share computation regardless of whether the contingency has been met. The consensus reached by the Task Force is effective for reporting periods ending after December 15, 2004.

     Under the consensus reached by the EITF, we would include the 96.2 million contingently convertible shares in our calculation of diluted earnings per share, which would be reported at such time as the Company reports a profit.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Pending Litigation

The Securities Class Actions:

     As discussed in our previous filings, litigation under the federal securities laws has been pending against the Company and certain former and current officers and directors since March 27, 2002. No activity has occurred in In re JDS Uniphase Corporation Securities Litigation, C-02-1486 (N.D. Cal.), since our last filing. No activity has occurred in Zelman v. JDS Uniphase Corp., No. C-02-4656 (N.D. Cal.), a related securities case, since our last filing.

The Derivative Actions:

     As discussed in our previous filings, derivative actions purporting to be brought on the Company’s behalf have been filed in state and federal courts against several of our current and former officers and directors based on the same events alleged in the securities litigation. No activity has occurred in Corwin v. Kaplan, No. C-02-2020 (N.D. Cal.), since our last filing. A stay remains in place in the California state derivative action, In re JDS Uniphase Corporation Derivative Litigation, Master File No. CV806911 (Santa Clara Super. Ct.), and a status conference is scheduled for December 7, 2004. As noted in our previous filings, the plaintiff in that action has issued a shareholder inspection demand that has been disputed by the Company. The dispute remains unresolved. No activity has occurred in Cromas v. Straus, Civil Action No. 19580 (Del. Ch. Ct.), the Delaware derivative action, since our last filing.

The OCLI and SDL Shareholder Actions:

     As discussed in our previous filings, plaintiffs purporting to represent the former shareholders of OCLI and SDL have filed suit against the former directors of those companies, asserting that they breached their fiduciary duties in connection with the events alleged in the securities litigation against the Company. No activity has occurred in either the OCLI action, Pang v. Dwight, No. 02-231989 (Sonoma Super. Ct.), or the SDL action, Cook v. Scifres, Master File No. CV814824 (Santa Clara Super. Ct.), since our last filing.

The ERISA Actions:

     As discussed in our previous filings, a consolidated action entitled In re JDS Uniphase Corporation ERISA Litigation, Master File No. C-03-4743 CW, is pending in the District Court for the Northern District of California against the Company and certain of its former and current officers and directors on behalf of a purported class of participants in the Company’s 401(k) Plan. Plaintiffs filed a consolidated complaint on September 2, 2004. Defendants’ response to the consolidated complaint is due by December 15, 2004.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     None.

Item 3. Defaults upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     As of September 30, 2004, the following executive officers and members of the Company’s Board of Directors maintained “plans” under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, for trading in shares of the Company’s common stock and/or exchangeable shares:

Christopher S. Dewees
Robert E. Enos
Ronald C. Foster
Martin A. Kaplan
Stan Lumish
Casimir Skrzypczak
Mark S. Sobey
Thomas Znotins

Item 6. Exhibits

     (a) Exhibits:

Exhibit No.	Exhibit Description
10.27	2003 Equity Incentive Plan Stock Option Award Agreement (Form)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JDS Uniphase Corporation

(Registrant)

Date: November 9, 2004	/s/ Ronald C. Foster

By: Ronald C. Foster
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
10.27	2003 Equity Incentive Plan Stock Option Award Agreement (Form)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.