Form 10-Q
period 2004-12-31
JDS UNIPHASE CORP /CA/
filed 2005-02-10
CIK 912093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004*

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

No ☐

     Number of shares of common stock outstanding as of January 31, 2005 was 1,444,685,306 including 59,020,369 exchangeable shares of JDS Uniphase Canada Ltd. Each exchangeable share is exchangeable at any time into common stock on a one-for-one basis, entitles a holder to dividend and other rights economically equivalent to those of the common stock, and through a voting trust, votes at meetings of stockholders of the Registrant.

* Our quarter ended formally on January 1, 2005. For more information see Note 1 to Condensed Consolidated Financial Statements regarding Registrant’s fiscal periods.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

JDS UNIPHASE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2004	2003	2004	2003
Net revenue	$180.5	$152.6	$375.0	$300.0
Cost of sales	150.7	120.5	302.3	236.1

Gross profit	29.8	32.1	72.7	63.9
Operating expenses:
Research and development	24.4	24.1	48.9	48.8
Selling, general and administrative	43.5	34.6	80.7	75.6
Amortization of intangibles	4.8	3.9	9.5	7.8
Reduction of other long-lived assets	—	38.4	4.5	43.3
Restructuring charges	3.8	9.4	9.1	5.8

Total operating expenses	76.5	110.4	152.7	181.3

Loss from operations	(46.7)	(78.3)	(80.0)	(117.4)
Interest and other income, net	5.3	8.5	8.0	11.4
Gain on sale of investments	2.0	19.6	2.3	20.2
Reduction in fair value of investments	(2.7)	(1.1)	(5.0)	(2.3)
Loss on equity method investments	(0.8)	(4.7)	(3.7)	(5.9)

Loss before income taxes and cumulative effect of an accounting change	(42.9)	(56.0)	(78.4)	(94.0)
Income tax expense (benefit)	(1.9)	2.5	(1.4)	(10.4)

Loss before cumulative effect of an accounting change	(41.0)	(58.5)	(77.0)	(83.6)
Cumulative effect of an accounting change	—	—	—	(2.9)

Net loss	$(41.0)	$(58.5)	$(77.0)	$(86.5)

Loss per share before cumulative effect of an accounting change—basic and diluted	$(0.03)	$(0.04)	$(0.05)	$(0.06)

Net loss per share—basic and diluted	$(0.03)	$(0.04)	$(0.05)	$(0.06)

Shares used in per-share calculation—basic and diluted	1,444.1	1,435.0	1,443.9	1,434.7

See accompanying notes to condensed consolidated financial statements

JDS UNIPHASE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31,	June 30,
	2004	2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$314.2	$327.5
Short-term investments	1,102.2	1,221.2
Accounts receivable, less allowances of $10.6 at December 31, 2004 and $11.8 at June 30, 2004	113.6	112.7
Inventories, net	121.4	125.0
Refundable income taxes	5.8	5.8
Other current assets	81.3	59.5

Total current assets	1,738.5	1,851.7
Property, plant and equipment, net	171.8	195.6
Deferred income taxes	6.1	12.0
Goodwill	214.4	204.8
Other intangibles, net	78.3	81.4
Long-term investments	42.3	42.4
Other assets	4.3	4.3

Total assets	$2,255.7	$2,392.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$72.3	$74.1
Accrued payroll and related expenses	35.4	38.4
Income taxes payable	29.3	33.5
Deferred income taxes	6.1	12.0
Restructuring accrual	53.5	84.2
Warranty accrual	18.1	25.1
Other current liabilities	77.7	80.7

Total current liabilities	292.4	348.0
Long-term debt	465.9	464.7
Other non-current liabilities	8.2	8.4
Stockholders’ equity:
Preferred stock – par value $0.001, 1,000,000 authorized; one share issued and outstanding	—	—
Common stock - par value $0.001, 3,000,000,000 authorized; 1,444,553,213 and 1,440,404,236 shares issued and outstanding	1.4	1.4
Additional paid-in capital	68,585.5	68,577.1
Accumulated deficit	(67,089.0)	(67,012.0)
Accumulated other comprehensive income (loss)	(8.7)	4.6

Total stockholders’ equity	1,489.2	1,571.1

Total liabilities and stockholders’ equity	$2,255.7	$2,392.2

See accompanying notes to condensed consolidated financial statements

JDS UNIPHASE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended
	December 31,	December 31,
	2004	2003
OPERATING ACTIVITIES:
Net loss	$(77.0)	$(86.5)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	20.5	21.1
Amortization expense	9.5	7.8
Amortization of deferred compensation and other stock-based compensation expense	(0.1)	1.8
Non-cash tax benefit associated with unrealized gain on marketable securities	—	(11.4)
Non-cash accretion on discount of long-term debt	1.2	0.4
Non-cash restructuring charge	—	9.4
Reduction of goodwill and other long-lived assets	4.5	43.5
Gain on sale of investments	(2.3)	(20.2)
Reduction in fair value of investments	5.0	2.4
Loss on equity method investments	3.7	5.9
Loss on disposal of property and equipment	0.5	0.3
Cumulative effect of change in accounting principle	—	2.9
Changes in operating assets and liabilities:
Accounts receivable	(0.6)	13.0
Inventories	(2.3)	(1.0)
Other current assets	(4.3)	(0.5)
Accounts payable	(1.9)	(1.3)
Income taxes payable	(5.0)	10.3
Accrued payroll and related expenses	(3.2)	(5.0)
Other liabilities	(41.4)	(62.6)

Net cash used in operating activities	(93.2)	(69.7)

INVESTING ACTIVITIES:
Purchases of short term investments	(995.9)	(1,293.6)
Proceeds from sales of short term investments	1,102.6	1,278.2
Net purchases of long term investments	(7.7)	(1.9)
Acquisitions of businesses, net of cash acquired	(13.1)	(1.6)
Purchases of property, plant and equipment	(15.7)	(56.2)
Proceeds from sale of property, plant and equipment	1.6	34.2

Net cash provided by (used in) investing activities	71.8	(40.9)

FINANCING ACTIVITIES:
Repayment of debt	(0.5)	(0.2)
Proceeds from issuance of debt	—	462.7
Proceeds from issuance of common stock other than in initial public offering	8.5	7.3

Net cash provided by financing activities	8.0	469.8

Effect of exchange rate changes on cash and cash equivalents	0.1	(0.6)
Increase / (decrease) in cash and cash equivalents	(13.3)	358.6
Cash and cash equivalents at beginning of period	327.5	241.9

Cash and cash equivalents at end of period	$314.2	$600.5

See accompanying notes to condensed consolidated financial statements

JDS UNIPHASE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited condensed, consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report to Stockholders of JDS Uniphase Corporation (the “Company”) for fiscal 2004.

Note 1. Basis of Presentation

     The financial information as of December 31, 2004 and for the three and six months ended December 31, 2004 and 2003 is unaudited, but includes all adjustments (which include only normal, recurring adjustments) that JDS Uniphase Corporation (the “Company”) considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and rules and regulations of the Securities and Exchange Commission. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2004.

     The balance sheet at June 30, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results for the three and six months ended December 31, 2004 may not be indicative of results for the year ending June 30, 2005 or any future periods.

Fiscal Years:

     The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to June 30. The second quarters of fiscal 2005 and 2004 ended on January 1, 2005 and January 3, 2004, respectively. For comparative presentation purposes, all accompanying financial statements and footnotes thereto have been shown as ending on the last day of the calendar month.

Cumulative Effect of an Accounting Change:

     During the first quarter of fiscal 2004, the Company adopted FIN 46, Consolidation of Variable Interest Entities (FIN 46) with respect to a synthetic lease agreement pertaining to two separate properties. The arrangement was a variable interest entity as defined under FIN 46 and the Company was the primary beneficiary.

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

Note 2. Recent Accounting Pronouncements

SFAS No. 123 (R)

     In December of 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123 (revised 2004), Share-Based Payment (Statement of Financial Accounting Standard (SFAS) No. 123(R)). SFAS No. 123(R) will require us to measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. In addition, the adoption of SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning in our first quarter of fiscal 2006. The adoption of SFAS No. 123(R) is expected to have a material impact on our consolidated financial position and results of operations. The Company plans to use the modified prospective transition method to adopt this new standard. For the historical impact of stock-based compensation expense, see Note 3.

SFAS No. 151

     In November of 2004, the FASB issued SFAS No. 151, Inventory Costs – An Amendment of ARB No. 43, Chapter 4 (SFAS 151). SFAS 151 clarifies treatment of abnormal amounts of idle facility expense, freight, handling costs and spoilage, specifying that such costs should be expensed as incurred and not included in overhead. The new statement also requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Companies must apply the standard prospectively. The Company does not believe that the impact of this new standard will have a material effect on our financial statements or results of operations.

SFAS No. 153

     In December of 2004, the FASB issued Statement No. 153 (SFAS No. 153), Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29. SFAS No. 153 addresses the measurement of exchanges of non-monetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for non-monetary asset exchanges beginning in our first quarter of fiscal 2006. We do not believe adoption of SFAS No. 153 will have a material effect on our consolidated financial position or results of operations.

FSP No. FAS 109-2

     On December 21, 2004, the FASB issued FASB Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP FAS 109-2). The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. The Company currently has no plans to repatriate foreign earnings.

EITF No. 03-1

     In March 2004, the FASB approved the consensus reached on the EITF (Emerging Issues Task Force) Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments The objective of EITF 03-1 is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In October 2004, the FASB delayed the recognition and measurement provisions of EITF 03-1 until implementation guidance is issued, which is expected to be in early 2005. The disclosure requirements are effective for annual periods ending after June 15, 2004, and remain in effect. The Company has adopted EITF 03-1 disclosure requirements and does not believe the impact is material to the company’s overall results of operations or financial position.

EITF No. 04-8

     In July 2004, the FASB Emerging Issues Task Force reached the consensus in EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” that contingently convertible debt instruments should be included in the diluted earnings per share computation regardless of whether the contingency has been met. The consensus reached by the Task Force is effective for reporting periods ending after December 15, 2004.

     Under the consensus reached by the EITF, the Company would include the 96.2 million contingently convertible shares in our calculation of diluted earnings per share if the Company had net income.

Note 3. Pro Forma Stock Compensation Expense

     As noted in “Recent Accounting Pronouncements”, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)) in December 2004. SFAS No. 123(R) will require us to measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. Until the Company adopts SFAS No. 123(R) in fiscal 2006, we will continue to account for our stock compensation in accordance with Accounting Principles Board (APB) No. 25.

     In accordance with “SFAS” No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” the Company elected to continue to account for its employee stock compensation under the intrinsic value based method of accounting prescribed by APB

Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and disclose the pro forma effects of its employee stock compensation on net loss and net loss per share. Under APB Opinion No. 25, when the exercise price of the Company’s employee stock compensation equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. For purposes of pro forma disclosure, the estimated fair value of the options or shares is amortized over the vesting period on a straight-line basis or using the graded method. The following table presents the effect on the Company’s net loss and net loss per share as if the Company had applied the fair value based method of accounting under SFAS No. 123 (in millions, except per share data):

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2004	2003	2004	2003
Reported net loss	$(41.0)	$(58.5)	$(77.0)	$(86.5)
Add: Stock-based compensation expense included in reported net loss, net of tax	0.0	0.6	0.1	1.8
Less: Pro forma stock-based compensation expense determined under the fair value based method, net of tax	(27.7)	(75.9)	(68.0)	(148.0)

Pro forma net loss	$(68.7)	$(133.8)	$(144.9)	$(232.7)

Reported net loss per share—basic and diluted	$(0.03)	$(0.04)	$(0.05)	$(0.06)

Pro forma net loss per share—basic and diluted	$(0.05)	$(0.09)	$(0.10)	$(0.16)

The value of options granted was estimated at the date of grant using the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2004	2003	2004	2003
Expected life (in years)	4.30	5.00	4.59	5.00
Volatility	53%	75%	60%	75%
Risk-free interest rate	3.33%	3.25%	3.43%	3.13%
Dividend yield	0.00%	0.00%	0.00%	0.00%

Note 4. Inventories

     Inventories are stated at the lower of cost or market, and include material, labor and manufacturing overhead costs. The components of inventories (net) consisted of the following (in millions):

	December 31,	June 30,
	2004	2004
Finished goods	$25.1	$23.3
Work in process	44.7	41.6
Raw materials and purchased parts	51.6	60.1

Total net inventories	$121.4	$125.0

     Inventories contained components and assemblies in excess of the Company’s current estimated requirements that were fully reserved at December 31, 2004 and June 30, 2004.

     The Company recorded write-downs of excess and obsolete inventories of $6.0 million and $10.6 million for the three and six months ended December 31, 2004, respectively. The Company recorded write-downs of excess and obsolete inventories of $6.6 million and $9.5 million for the three and six months ended December 31, 2003, respectively.

     In addition, the Company consumed previously written-down inventories of $6.6 million and $19.2 million for the three and six months ended December 31, 2004, respectively, and $13.1 million and $23.7 million for the three and six months ended December 31, 2003, respectively.

     The majority of inventory previously written down is related to excess raw material components resulting from dramatic declines in customer demand. In cases where the Company sells previously written down inventory it is typically sold as a component part of a finished product. The finished product is sold at market price at that time resulting in higher average gross margin on such revenue.

     The Company does not track the selling price of individual raw material components that have been previously written off since such raw material components usually are only a portion of the resultant finished products and related sales price.

Note 5. Goodwill

     During the first six months of fiscal 2005, additional goodwill of $3.4 million was recorded as a result of the acquisition of E2O Communications Incorporated. The additional goodwill is included in the Communications Products segment. Goodwill of $6.2 million was recorded as a result of the acquisition of Advanced Digital Optics, Inc. (ADO) and is included in the Commercial and Consumer Products segment.

     Goodwill by reportable segment is as follows (in millions):

	Communications	Commercial and
	Products	Consumer Products
	Group	Group	Total
December 31, 2004	$128.9	$85.5	$214.4

June 30, 2004	$125.5	$79.3	$204.8

     During the three and six months ended December 31, 2004 and 2003, the Company recorded no impairment charges under SFAS No. 142, “Goodwill and Other Intangible Assets.”

Note 6. Other Intangibles

     During the first six months of fiscal 2005, identified intangible assets of $6.6 million were acquired due to the acquisition of ADO, and no identified intangible assets were impaired. The following tables present detail of the Company’s other intangibles (in millions):

	December 31, 2004
	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
Developed technology	$120.5	$(59.3)	$61.2
Other	41.3	(24.2)	17.1

Total intangibles	$161.8	$(83.5)	$78.3

	June 30, 2004
	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
Developed technology	$114.0	$(52.9)	$61.1
Other	41.3	(21.0)	20.3

Total intangibles	$155.3	$(73.9)	$81.4

     Amortization of intangibles was $4.8 million and $9.5 million for the three and six months ended December 31, 2004, respectively. Amortization of intangibles was $3.9 million and $7.8 million for the three and six months ended December 31, 2003, respectively.

     Based on the carrying amount of the intangibles as of December 31, 2004, the estimated future amortization is as follows (in millions):

Years Ended June 30,
2005 (January 1, 2005 to June 30, 2005)	$9.7
2006	17.8
2007	14.6
2008	8.0
2009	5.5
Thereafter	22.7

Total amortization	$78.3

Note 7. Investments

Available-For-Sale Investments:

     The Company’s investments in debt securities and marketable equity securities were primarily classified as available-for-sale investments.

     Of the total estimated fair value, $1,094.1 million was classified as short-term investments in the Company’s Condensed Consolidated Balance Sheet as of December 31, 2004.

     An additional $8.1 million of short-term investments representing assets of a deferred compensation plan are classified as trading securities as of December 31, 2004.

Long-Term Investments:

     The components of the Company’s long-term investments include non-marketable cost method investments and non-marketable equity method investments. The Company had total long-term investments of $42.3 million as of December 31, 2004.

Reduction of Fair Value of Investments:

     The Company regularly evaluates the carrying value of its investments. When the carrying value of an investment exceeds the fair value and the decline in value is deemed to be other-than-temporary, the Company writes down the investment to its fair value. During the three and six months ended December 31, 2004 the Company recorded other-than-temporary reductions in fair value of certain non-marketable equity investments of $2.7 million and $5.0 million, respectively. During the three and six months ended December 31, 2003 the Company recorded other-than-temporary reductions in fair value of certain non-marketable equity investments of $1.1 million and $2.3 million, respectively.

Loss on Equity Method Investments:

     During the three and six month periods ended December 31, 2004, the Company recorded $0.8 million and $3.7 million, respectively, as its pro rata share of net losses in its equity method investments. During the three and six month periods ended December 31, 2003, the Company recorded $4.7 million and $5.9 million, respectively, as its pro rata share of net losses in its equity method investments.

     The Company has reviewed its cost and equity method investments and other variable interests with respect to revised Interpretation No. 46 (“FIN 46R”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which was originally issued in January 2003 to determine whether those entities are variable interest entities and, if so, if the Company is the primary beneficiary of any of its investee companies. At December 31, 2004, the Company had 23 cost and equity method investments primarily in privately held companies and venture funds that have the potential to provide strategic technologies and relationships to the Company’s businesses. The Company has determined that its equity investments, which are not material to the Company’s financial position, do not require consolidation as they are either not variable interest entities or in the event that they are variable interest entities, the Company is not considered to be the primary beneficiary. The Company’s maximum exposure to loss for these investments at December 31, 2004 is limited to the carrying amount of its investment of $32.4 million in such entities and its minimum funding commitments of $13.6 million.

     During the three month period ended September 30, 2003, the Company entered into an agreement with a former customer, which settled product cancellation claims made by the Company against this former customer. As a result of this settlement, the Company received approximately 2.7 million preferred shares representing an approximate 5% ownership of the former customer, on a fully diluted basis, a convertible note with a principal amount of $5.1 million that is convertible at the former customer’s option into preferred shares of their company, a promissory note in the amount of $3.7 million that is in settlement of trade receivables owed the Company and is due and payable in installments through fiscal 2006 and a supply agreement whereby the Company has the option to buy certain components from the former customer at the former customer’s cost. The Company has evaluated the financial condition of the former customer and has determined that the realization of the assets received as part of the settlement is not probable and therefore has not ascribed any value to these assets, nor recognized any gain associated with settlement.

Note 8. Commitments and Contingencies

Pending Litigation

The Securities Class Actions:

     As discussed in our previous filings, litigation under the federal securities laws has been pending against the Company and certain former and current officers and directors since March 27, 2002. On January 6, 2005, the Court issued rulings on Defendants’ motions to dismiss Plaintiffs’ Second Amended Complaint in In re JDS Uniphase Corporation Securities Litigation, C-02-1486 (N.D. Cal.). The Court denied the motion to dismiss claims against the Company, Jozef Straus, Anthony R. Muller, and Charles Abbe and granted in part and denied in part the motion to dismiss claims against Kevin Kalkhoven. Defendants’ answers to the complaint are due by February 25, 2005. A case management conference is scheduled for April 29, 2005.

     In Zelman v. JDS Uniphase Corp., No. C-02-4656 (N.D. Cal.), a related securities case, an Amended Complaint was filed on February 4, 2005. The complaint is based on the same events alleged by the plaintiffs in In re JDS Uniphase Securities Litigation, and asserts claims against the Company, Jozef Straus, Anthony R. Muller, Charles Abbe, and Kevin Kalkhoven pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5. The complaint alleges a class period from March 6, 2001 through July 26, 2001, and purports to seek damages on behalf of a class of purchasers of securities issued by an investment bank that were allegedly linked to the price of JDSU stock. The Zelman plaintiffs seek an unspecified amount of damages. Defendants’ responses to the Amended Complaint are due by February 25, 2005. If Defendants choose to respond by moving to dismiss, their motions will be heard on April 29, 2005.

The Derivative Actions:

     As discussed in our previous filings, derivative actions purporting to be brought on the Company’s behalf have been filed in state and federal courts against several of our current and former officers and directors based on the same events alleged in the securities litigation. On January 6, 2005, the Court issued an order staying Corwin v. Kaplan, No. C-02-2020 (N.D. Cal.), pending resolution of In re JDS Uniphase Corporation Securities Litigation. On January 19, 2005, the court issued a further order stating that, in light of the January 6, 2005 stay order, it would deny, Defendants’ motion to dismiss the Corwin action without prejudice. A stay remains in place in the California state derivative action, In re JDS Uniphase Corporation Derivative Litigation, Master File No. CV806911 (Santa Clara Super. Ct.), and a status conference is scheduled for February 8, 2005. As noted in our previous filings, the plaintiff in that action has issued a shareholder inspection demand that has been disputed by the Company. The dispute remains unresolved. No activity has occurred in Cromas v. Straus, Civil Action No. 19580 (Del. Ch. Ct.), the Delaware derivative action, since our last filing.

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

The ERISA Actions:

     As discussed in our previous filings, a consolidated action entitled In re JDS Uniphase Corporation ERISA Litigation, Master File No. C-03-4743 CW, is pending in the District Court for the Northern District of California against the Company and certain of its former and current officers and directors on behalf of a purported class of participants in the Company’s 401(k) Plan. Defendants’ moved to dismiss Plaintiffs’ consolidated amended complaint on January 31, 2005. A hearing on Defendant’s motion to dismiss is scheduled for April 29, 2005

     The Company believes that the factual allegations and circumstances underlying these securities class actions, derivative actions, the OCLI and SDL class actions, and the ERISA class actions are without merit. The expense of defending these lawsuits has been costly, will continue to be costly, and could be quite significant and may not be covered by our insurance policies. The defense of these lawsuits could also result in continued diversion of our management’s time and attention away from business operations which could prove to be time consuming and disruptive to normal business operations. An unfavorable outcome or settlement of this litigation could have a material adverse effect on the Company’s financial position, liquidity or results of operations.

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

Note 9. Reduction of Other Long-Lived Assets

The Company reviews long-lived assets for reduction in accordance with our Critical Accounting Policies (included in our Annual Report on Form 10-K).

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

     During the three and six months ended December 31, 2004 and the three and six months ended December 31 2003, the Company recorded $0.0 million, $4.5 million, $38.4 million and $43.3 million, respectively, of reductions in the carrying value of its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The following table summarizes the components of the reductions of other long-lived assets (in millions):

	Three Months Ended		Six Months Ended
	December 31,	December 31	December 31,	December 31
	2004	2003	2004	2003
Assets held and used:
Property, plant and equipment	$—	$—	$—	$5.0
Assets held for sale:
Property and equipment	—	38.4	4.5	38.3

Total reductions of other long-lived assets	$—	$38.4	$4.5	$43.3

Three and Six Months Ended December 31, 2004:

Assets Held and Used:

     During the six months ended December 31, 2004, no assets classified as held and used were reduced in value.

Assets Held for Sale:

     During the six months ended December 31, 2004, the Company classified facilities at Melbourne, Florida and Research Triangle Park, North Carolina as held for sale. The Company began to market these facilities during the second quarter of fiscal 2005 and expects to complete the sale of these facilities by December 31, 2005. There were no reductions in value to these assets. During fiscal 2004, the Company consolidated its corporate headquarters to San Jose, California. In light of the decision to consolidate the corporate headquarters, the Company determined that it did not need to continue to operate a corporate campus in Ottawa, Ontario, Canada. In the three months ended December 31, 2004, the Ottawa corporate campus continued to be classified as held for sale and the Company is still actively marketing the property. In the first quarter of fiscal 2005, in accordance with SFAS 144, the Company adjusted down the carrying value of the Ottawa campus and certain other assets held for sale to the fair value of such assets, which resulted in a charge to income of $4.5 million for the six months ended December 31, 2004. There were no adjustments made to such assets during the three months ended December 31, 2004.

Three and Six Months Ended December 31, 2003:

Assets Held and Used:

     During the first six months of fiscal 2004, as a result of the adoption of FIN 46 with respect to two properties under a synthetic lease agreement, the Company recognized a $5.0 million deferred impairment charge related to the Melbourne, Florida properties, which was originally being amortized over the term of the lease. The Company noted no indicators of impairment during the three and six months ending December 31, 2003 related to the Company’s remaining long-lived assets, including purchased intangibles.

Assets Held for Sale:

     During the three and six months ended December 31, 2003, the Company adjusted the carrying value of certain assets classified as held for sale. In accordance with SFAS 144, the Company recorded total impairment charges of $38.4 million and $38.3 million for the three and six month periods ended December 31, 2003, representing the amount by which the carrying value of the assets exceeded fair value less cost to sell.

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

Restructuring Actions:

     Beginning with the third quarter of fiscal 2004, the Company initiated restructuring activities to reduce costs and take advantage of manufacturing efficiencies and has recorded total restructuring activity charges of $11.6 million. In addition, the Company incurred charges other than restructuring of $0.2 million related to these activities.

     During the second quarter of fiscal 2005, the Company notified for termination approximately 390 employees of which 264 were engaged in manufacturing and 26 in selling, general and administrative functions, and recorded lease adjustments to post GRP lease charges. These adjustments for the second quarter of 2005 totaled $0.9 million including $0.2 for facility leases and $0.7 million related to severance and benefits. All the employees are located in Asia. As of December 31, 2004, no employees have been terminated. The remaining severance and benefit payments resulting from the second quarter fiscal 2005 restructuring activities are scheduled to be paid through the first quarter of fiscal 2006.

     During the first quarter of fiscal 2005, the Company terminated or notified for termination approximately 225 employees and restructured a lease at one of its manufacturing operations. This will create production efficiencies designed to eliminate costs. These actions resulted in restructuring charges of $4.8 million primarily related to severance and benefits. As of December 31, 2004, 20 employees have been terminated. The remaining severance and benefit payments resulting from the first quarter fiscal 2005 restructuring activities are scheduled to be paid through the first quarter of fiscal 2006.

     The restructuring activities during the Company’s third and fourth quarters of fiscal 2004 resulted in charges of $5.6 million primarily related to severance and benefits. Employee reductions during the third quarter restructuring were approximately 30 in North America and 30 in Asia-Pacific, of which 40 were engaged in manufacturing, 15 in research and development and 5 in selling, general and administration functions. Fourth quarter of fiscal 2004 employee reductions were all in North America and totaled approximately 75, of which 55 were in manufacturing and 20 in selling, general and administrative functions. As of December 31, 2004, 59 and 67 employees have been terminated relating to the third quarter and fourth quarter restructures, respectively. The remaining severance and benefit payments resulting from these restructuring activities are scheduled to be paid through the first quarter of fiscal 2006.

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

     Under the GRP, the Company has consolidated and reduced its manufacturing, research and development, sales and administrative facilities in North America, Europe and Asia-Pacific. The total number of sites and buildings closed is 29, all of which are related to various phases of restructuring. Based on the decisions made through the end of the second quarter of fiscal 2004, the Company expected to have reduced its total workforce by approximately 19,900 employees upon the completion of the GRP. Of the total, 19,150 related to restructuring activities and 750 related to other decisions made under the GRP. As of December 31, 2004, 19,880 employees have been terminated.

Workforce Reduction:

     The Company recorded initial restructure charges totaling $228.6 million primarily related to severance and benefits associated with the reduction of approximately 19,150 employees, which includes non-cash severance charges of $12.3 million, of which $11.1 million related to the modification of a former executive’s stock options and $1.2 million to disputed severance. The Company has recorded decreases of $13.4 million, to the accrual balance. The decreases are due to actual payments for such charges being lower than original estimated expenses.

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

     Property and equipment that were disposed of or removed from operations resulted in initial charges totaling $274.4 million. The property and equipment write-downs consisted primarily of owned buildings, leasehold improvements, computer equipment and related software, production and engineering equipment, and office equipment, furniture and fixtures. From inception through the second quarter of fiscal 2005, the Company recorded total adjustments of $11.4 million, primarily due to additional declines in the fair market value of owned buildings held for disposal. In addition, the Company received $8.4 million of cash proceeds in excess of the estimated salvage value of certain restructured assets from inception through the second quarter of fiscal 2005. These assets were written down during fiscal 2001 and 2002 in accordance with SFAS No. 121, and proceeds were received during fiscal 2002 and 2003. The Company adopted SFAS No. 144 at the beginning of fiscal 2003.

     The Company incurred initial charges totaling $156.0 million for exiting and terminating leases based on assumptions and related estimates that it deemed appropriate for the economic environment that existed at the time these estimates were made. Initial charges were accrued for phases one though five and seven through nine. The Company estimated the cost of exiting and terminating the facility leases based on the contractual terms of the agreements and real estate market conditions. However, due to the continued deterioration of the commercial real estate market, primarily in the U.S., and the final settlement of certain lease obligations, the Company made appropriate adjustments to the initial restructuring charges recorded for all the phases. The Company’s accrued lease liability for all plans of $46.5 million at December 31, 2004, was net of $14.4 million of estimated sublease income to be generated from sublease contracts not yet negotiated and estimated savings on settlement of future lease terminations.

The following table summarizes the various restructuring plans (in millions):

	Workforce	Lease
	Reduction	Costs	Total
Accrual balance as of June 30, 2003	$25.4	$108.7	$134.1
Restructuring charges-GRP	2.5	2.3	4.8
Restructuring charges	5.6	—	5.6
Cash payments	(25.5)	(19.2)	(44.7)
Adjustments	(0.4)	(15.2)	(15.6)

Accrual balance as of June 30, 2004	7.6	76.6	84.2
Restructuring charges	4.7	0.1	4.8
Cash payments	(6.2)	(33.6)	(39.8)
Adjustments	0.8	3.5	4.3

Accrual balance as of December 31, 2004	$6.9	$46.6	$53.5

Charges Other Than Restructuring:

     In addition to the charges recorded in connection with the restructuring activities, the Company has incurred total other charges of $486.5 million since inception. Details of these charges for the three and six months ended December 31, 2004 and 2003 were as follows (in millions):

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2004	2003	2004	2003
Property and equipment	$—	$0.1	$0.1	$1.5
Purchase commitments and other obligations	—	1.1	(0.3)	1.4
Workforce-related charges	0.4	0.6	1.0	1.0
Lease costs	1.7	(1.8)	3.0	(1.7)
Moving and other costs	0.2	0.6	1.0	1.8

Total other charges	$2.3	$0.6	$4.8	$4.0

     From inception through second quarter of fiscal 2005, the Company has incurred total charges related to property and equipment of $209.5 million. During the three and six month periods ended December 31, 2004 and 2003, the Company recorded $0.0 million, $0.1 million, $0.1 million and $9.4 million, respectively, of additional depreciation from changes in the estimated useful life and the write-downs of certain property and equipment that were identified for disposal but remained in use until the date of disposal. Total amounts recorded in the second quarter of fiscal 2004, were net of $0.7 million of cash proceeds in excess of the estimated salvage value of certain assets sold.

     From inception through the second quarter of fiscal 2005, the Company has incurred total workforce-related charges of $29.9 million, which included retention bonuses, employee relocations costs and in fiscal 2002, payments for severance and benefits that were not associated with a formal plan of termination. Beginning in fiscal 2002, the Company recorded restructuring charges for approximately 750 employees. These employees consisted of approximately 600 in manufacturing, 50 in research and development, and 100 in selling, general and administrative functions. Approximately 150 employees were located in North America, 100 in Europe and 500 in Asia-Pacific. All 750 employees have been terminated and severance and benefit payments related to these employees have been paid in full.

     From inception through the second quarter of fiscal 2005, the Company has incurred total lease costs of $14.1 million. During the three and six month periods ended December 31, 2004 the Company adjusted lease expenses by $1.7 million and $3.0 million respectively, primarily to reflect refinements of estimated net costs on building costs not required for ongoing operations. For the three and six months ended December 31, 2003, the Company incurred lease costs of $1.8 million and $1.7 million, respectively. The Company estimated the cost of exiting and terminating the facility lease based on the contractual terms of the agreement and the real estate market conditions. The Company anticipates that it will take approximately 9 months to sublease the vacated property. Amounts related to the lease expense, net of anticipated sublease proceeds of $1.3 million, will be paid over the respective lease terms through fiscal 2011.

     Through the second quarter of fiscal 2005, the Company has incurred total moving and other costs of $12.2 million. During the three and six month periods ended December 31, 2004 and 2003, the Company incurred moving, purchase and other commitments and other costs of $(0.3) million, $0.0 million, $0.6 million and $0.9 million, respectively, related to relocation of certain facilities and equipment from buildings of which the Company has disposed of or plans to dispose.

     Charges other than restructuring were recorded in the Company’s Condensed Consolidated Statements of Operations as follows (in millions):

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2004	2003	2004	2003
Cost of sales	$0.5	$1.2	$1.8	$2.4
Research and development	0.4	0.3	0.4	0.9
Selling, general and administrative	1.4	(0.9)	2.6	0.7

Total other charges	$2.3	$0.6	$4.8	$4.0

     As of December 31, 2004, the accrual balance related to these charges was $4.5 million, consisting primarily of purchase and lease commitments. The accrual balance is included in “Other current liabilities” in the Company’s Condensed Consolidated Balance Sheet.

Recommissioning of Assets:

     As the Company continued to execute its restructuring plans to realign its operations and consolidate facilities, the Company recommissioned certain property and equipment during the fourth quarter of fiscal 2002 with a carrying value of $0 that had previously been removed from operations and fully depreciated or written down under the GRP. The total net book value of the recommissioned property and equipment at the time of the write-downs was $27.7 million, of which $15.9 million was related to the Communications Products Group, $10.7 million was related to the Commercial and Consumer Products Group and $1.1 million was related to the “All Other” category for segment reporting purposes (see “Note 14. Segment Information”). Based on the dates these assets were placed back into service and taking into consideration the potential impact of the impairment loss on these assets, the Company would have incurred additional depreciation expense of approximately $0.6 million, $1.3 million, $1.0 million and $1.9 million for the three and six month periods ended December 31, 2004 and 2003, respectively.

Note 11. Income Taxes (Benefit)

     The Company recorded an income tax benefit of $1.9 million and $1.4 million for the three months and six months ended December 31, 2004, respectively, as compared to an income tax expense of $2.5 million and income tax benefit of $10.4 million for the three months and six months ended December 31, 2003, respectively.

Included in the tax benefit recorded for the three and six months ended December 31, 2004 is a $2.5 million tax benefit recorded in February 2005 as of December 31, 2004 to reflect a reduction in previously accrued tax liabilities as a result of the Company’s resolution of certain domestic tax audit issues. The $2.5 million benefit is reflected in the Company’s consolidated balance sheet as of December 31, 2004 under the caption “Income tax payable” and in the consolidated statement of operations for the quarter ended December 31, 2004 under the caption “Income tax expense (benefit).” The company also recorded $0.6 million and $0.5 million of income tax expense for the three months and six months ended December 31, 2004, respectively, relating primarily to foreign income taxes.

     The income tax benefit recorded for the three months and six months ended December 31, 2004 differs from the expected tax benefit that would be calculated by applying the federal statutory rate to our loss before income taxes primarily due to the reduction of previously accrued tax liabilities and increases in our valuation allowance for deferred tax assets attributable to our domestic and foreign losses from continuing operations.

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

     Due to the continued economic uncertainty in the industry, management has determined that it is more likely than not that the Company’s net deferred tax assets will not be realized and the Company has recorded deferred tax assets as of December 31, 2004 only to the extent of deferred tax liabilities.

     The Company is currently subject to various federal, state and foreign audits by taxing authorities. The Company believes that adequate amounts have been provided for any adjustments that may result from these examinations.

Note 12. Net Loss Per Share

     The following table sets forth the computation of basic and diluted net loss per share (in millions, except per share data):

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2004	2003	2004	2003
Loss before cumulative effect of an accounting change	$(41.0)	$(58.5)	$(77.0)	$(83.6)
Cumulative effect of an accounting change	—	—	—	(2.9)

Net loss	$(41.0)	$(58.5)	$(77.0)	$(86.5)

Loss per share before cumulative effect of an accounting change—basic and diluted	$(0.03)	$(0.04)	$(0.05)	$(0.06)
Cumulative effect per share of an accounting change—basic and diluted	—	—	—	—

Net loss per share—basic and diluted	$(0.03)	$(0.04)	$(0.05)	$(0.06)

Weighted average number of common shares outstanding	1,444.1	1,435.0	1,443.9	1,434.7

     During the three and six months ended December 31, 2004, approximately 0.9 million and 4.2 million common shares, respectively were added to the number of common shares outstanding. Approximately 2.8 million shares were due to the issuance of common shares under the Company’s Employee Stock Purchase Plan and the remainder was due to the exercise of stock options.

     As the Company incurred net losses for the three and six months ended December 31, 2004, the effect of dilutive securities (in-the-money stock options) totaling 4.1 million equivalent shares and 4.4 million equivalent shares, respectively, has been excluded from the calculation of diluted net loss per share because it was anti-dilutive. As the Company incurred net losses for the three and six months ended December 31, 2003, the effect of dilutive securities totaling 7.2 million and 6.9 million equivalent shares, respectively, has been excluded from the calculation of diluted net loss per share because it was anti-dilutive. The Company also excluded from the calculation of diluted net loss per share approximately 96.2 million shares related to the $475.0 million in convertible debt. For additional information see Note 18.

Note 13. Comprehensive Income (Loss)

     The Company’s accumulated other comprehensive income (loss) consists of foreign currency translation adjustments, accumulated net unrealized gains on available-for-sale investments, less an adjustment for net gain on investments previously included in net income and the estimated tax (benefit). At December 31, 2004 and June 30, 2004, the Company had a balance of net unrealized gains of $7.0 million and $21.0 million, respectively, on available-for-sale investments.

     The components of comprehensive loss were as follows (in millions):

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2004	2003	2004	2003
Net loss	$(41.0)	$(58.5)	$(77.0)	$(86.5)
Other comprehensive income
Change in foreign currency translation	(0.6)	(0.5)	0.7	0.4
Unrealized (losses) gains on investments	(0.4)	(7.9)	(14.0)	9.9

Net change in other comprehensive income	(1.0)	(8.4)	(13.3)	10.3

Comprehensive loss	$(42.0)	$(66.9)	$(90.3)	$(76.2)

	December 31,	June 30,
	2004	2004
Net unrealized gains on available-for-sale securities	$7.0	$21.0
Cumulative translation adjustment	(15.7)	(16.4)

Accumulated other comprehensive income (loss)	$(8.7)	$4.6

Note 14. Segment Information and Geographic Information

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

     The Company designs and manufactures products for fiber optic communications, as well as for markets where its core optics technologies provide solutions for industrial, commercial and consumer applications. The two reportable segments are:

(i)	Communications Products Group:

The Communications Products Group consists of the Company’s communication businesses, which provide fiber optic components and modules for system manufacturers in the telecommunications, data communications and cable television industries.

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

     The amounts shown as “All other” consist of certain unallocated corporate-level operating expenses. In addition, the Company does not allocate restructuring charges, income taxes, non-operating income and expenses or specifically identifiable assets to its segments. Information on reportable segments is as follows (in millions):

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2004	2003	2004	2003
Communications Products Group:
Net revenue	$106.7	$77.8	$212.8	$152.1
Intersegment revenue	—	—	—	—

Net revenue from external customers	106.7	77.8	212.8	152.1
Operating loss	(14.5)	(9.4)	(24.8)	(20.2)
Commercial and Consumer Products Group:
Net revenue	73.8	75.9	162.2	149.9
Intersegment revenue	—	(1.1)	—	(2.0)

Net revenue from external customers	73.8	74.8	162.2	147.9
Operating income	4.1	11.5	18.4	20.5
Net revenue by reportable segments	180.5	$152.6	375.0	$300.0

Operating income (loss) by reportable segments	$(10.4)	$2.1	(6.4)	$0.3
All other operating loss	(25.4)	(27.5)	(45.7)	(55.0)
Unallocated amounts:
Acquisition-related charges and amortization expense	(4.8)	(4.5)	(9.5)	(9.6)
Reduction of long-lived assets	—	(38.4)	(4.5)	(43.3)
Restructuring charges	(3.8)	(9.4)	(9.1)	(5.8)
Other realignment charges	(2.3)	(0.6)	(4.8)	(4.0)
Interest and other income, net	5.3	8.5	8.0	11.4
Gain on sale of investments	2.0	19.6	2.3	20.2
Reduction in fair value of investments	(2.7)	(1.1)	(5.0)	(2.3)
Loss on equity method investments	(0.8)	(4.7)	(3.7)	(5.9)

Loss before income taxes and cumulative effect of an accounting change	$(42.9)	$(56.0)	$(78.4)	$(94.0)

     The Company operates primarily in three geographic regions: North America, Europe and Asia. The following table presents net revenue and identifiable long-lived assets by geographic regions (in millions):

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2004	2003	2004	2003
Net revenue:
North America	$122.2	$103.1	$247.9	$199.9
Europe	32.2	26.7	67.4	53.6
Asia	26.1	22.8	59.7	46.5

Total net revenue	$180.5	$152.6	$375.0	$300.0

	December 31,	June 30,
	2004	2004
Long-lived assets:
North America	$132.3	$156.2
Europe	4.5	4.6
China	29.0	30.2
Other asia	10.3	8.9

Total long –lived assets	$176.1	$199.9

     Net revenue was assigned to geographic regions based on the customers’ shipment locations. Identifiable long-lived assets were identified based on the operations in the corresponding geographic areas.

     During fiscal 2005, no customer accounted for more than 10% of net revenue. During the second quarter of fiscal 2004 Cisco accounted for 11.7% of net revenue.

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

     Allocation of the initial purchase price was as follows (in millions):

Net tangible assets acquired	$(1.8)
Existing technology	6.5
Goodwill	6.0

Total purchase price	$10.7

     The acquired intangible assets are being amortized over their estimated useful lives of three years.

     The acquisition was accounted for as a purchase in accordance with SFAS No. 141, and accordingly, the tangible assets acquired were recorded at their fair value at the date of acquisition. In the three months ended December 31, 2004, an additional $0.2 million was added to goodwill due to adjustments to the purchase price that related to additional acquired liabilities not included in the original purchase valuation. The results of operations of ADO have been included in the Company’s financial statements subsequent to the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material.

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

E2O Communications:

     On May 17, 2004, the Company purchased E2O Communications Incorporated (“E2O”), a manufacturer of high-performance fiber optic components and modules for the computer storage, internetworking and communication markets. The Company believes the acquisition will extend its product portfolio and customer base in the optical transceiver market. The acquired business has been included in our Communications Product Group operating segment. Under the terms of the acquisition, the Company will pay the shareholders of E2O a total of $60.2 million in cash, and as of December 31, 2004 the Company had incurred $0.2 million of transaction related costs. Of the $60.2 million purchase price, $4.5 million remains to be paid to the shareholders and is accrued within other liabilities. The $4.5 million includes $4.1 million of retained consideration for any future liabilities the Company may incur resulting from any breach of general representations or warranties made by the former shareholders of E2O and $0.4 million awaiting exchange pending the receipt of shares from various shareholders.

     Allocation of the initial purchase price was as follows (in millions):

Net tangible assets acquired	$12.5
Intangible assets acquired:
Existing technology	6.2
Customer relationships	2.3
Supply agreements	0.4
In-process research and development	2.6
Goodwill	36.2

Total purchase price	$60.2

     The acquired intangible assets are being amortized over their estimated useful lives, which are presented in the table below:

Existing technology	5 years
Customer relationships	3 years
Supply agreements	3 years

     The acquisition was accounted for as a purchase in accordance with SFAS No. 141, and accordingly, the tangible assets acquired were recorded at their fair value at the date of acquisition. In the three and six months ended December 31, 2004, an additional $ (0.6) million and $3.3 million, respectively, was added to goodwill due to adjustments to the purchase price that related to additional acquired liabilities not included in the original purchase valuation. The results of operations of E2O have been included in the Company’s financial statements subsequent to the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material.

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

     A portion of the purchase price has been allocated to existing technology and in-process research and development (“IPR&D”). These were identified and valued through an analysis of data provided by E2O concerning developmental products, their stage of development, the time and resources needed to complete them, if applicable, target markets, their expected income generating ability and associated risks. The Income Approach, which is based on the premise that the value of an asset is the present value of its future earning capacity that is available for distribution to the subject investors in the asset.

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

     The Company may make additional cash payments of up to $4.5 million, of which $0.5 million is based on the level of inventory purchased from Ditech that is sold by the Company and $4.0 million is contingent upon the revenue generated by the acquired business through June 30, 2005. At December 31, 2004, the Company has accrued $0.4 million for payments to be made as a result of revenue levels attained through that date. Additional payments related to inventory will be recorded to cost of sales at the time product is sold, while contingent payments based on revenue will be accounted for as goodwill. Direct transaction costs incurred in connection with the acquisition were immaterial.

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

Note 16. Related Party Transactions

BaySpec:

     As of December 31, 2004, BaySpec, a privately held original equipment manufacturer (OEM) fiber-optics company in which the Company has a long-term investment, was a supplier of the Company. As of December 31, 2004 the Company’s investment in Bayspec is $1.5 million. During the three and six months ended December 31, 2004, the Company purchased $1.0 million and $2.1 million of product, respectively, from BaySpec and the ending accounts payable balance was $0.4 million.

ADVA:

     As of December 31, 2004, ADVA, a publicly held Metro Optical Networking Solutions company in which the Company has a long-term investment was a user of the Company’s products. At December 31, 2004 the Company’s investment in ADVA was valued at $0.0 million. During the three and six months ended December 31, 2004, ADVA purchased $0.3 million and $0.5 million of product, respectively, from the Company and the ending accounts receivable balance was $0.1 million.

Epion:

     As of December 31, 2004, Epion, a privately held Gas Cluster Ion Beam Technology company in which the Company has a long-term investment was a customer of the Company’s intellectual property. As of December 31, 2004 the Company’s investment in Epion is $1.7 million. During the three and six months ended December 31, 2004, the Company recognized royalty fees of $0.6 million and $1.2 million. There was no outstanding receivable to the Company as of December 31, 2004. During the quarter ended December 31, 2004, the Company also purchased an immaterial amount of product/services from Epion.

Fabrinet:

     During the second quarter of fiscal 2005, the Company sold its legal entities in Singapore and Bintan, Indonesia to Fabrinet. The Company has a long-term investment in Fabrinet. Fabrinet will pay the Company the net asset value of the assets acquired. Fabrinet has assumed full management control of these facilities and is expected to close the sites; the Company will pay Fabrinet a service fee equal to 3% of the net revenue generated during the closure of the Bintan operation. At December 31, 2004 the Company has a receivable of $6.1 million recorded in other current assets related to this transaction.

Note 17. Guarantees

     The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third-party claims. These contracts primarily relate to: (i) divestiture agreements, under which the Company may provide customary indemnifications to purchasers of the Company’s businesses or assets; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises; and (iii) certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of the course and scope of their employment and/or director relationship and only to the extent consistent with the Company’s bylaws and applicable law.

     The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations as of December 31, 2004.

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

     The following table presents the changes in the Company’s warranty reserve during the three and six months ended December 31, 2004 and 2003 (in millions):

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2004	2003	2004	2003
Warranty reserve at beginning of period	$23.0	$41.9	$25.1	$52.4
Provision for warranty	1.5	2.7	3.3	3.1
Utilization of reserve	(2.3)	(2.3)	(2.9)	(7.5)
Adjustments related to pre-existing warranties (including changes in estimates)	(4.1)	(5.9)	(7.4)	(11.6)

Warranty reserve at end of period	$18.1	$36.4	$18.1	$36.4

Note 18. Convertible Debt and Letters of Credit

     On October 31, 2003, the Company completed the sale of $475.0 million aggregate principal amount of Zero Coupon Senior Convertible Notes due in 2010. The Notes were issued for cash consideration in a private placement to the initial purchasers, Morgan Stanley & Co. Incorporated, Goldman Sachs & Co., and CIBC World Markets Corp. The initial purchasers resold the Notes to qualified institutional investors in accordance with Rule 144A under the Securities Act of 1933, as amended. Proceeds from the notes amounted to $462.3 million after issuance costs. The Notes do not bear interest and are convertible into the Company’s common stock at a conversion price of $4.94 per share. Each $1,000 principal amount is initially convertible into 202.4291 shares of the Company’s common stock upon the satisfaction of certain conditions. Therefore, the Notes are convertible in the aggregate into approximately 96.2 million shares of common stock. The Company has the right to redeem the Notes beginning November 15, 2008. Holders of the Notes may require the Company to repurchase the Notes on November 15, 2008. In addition, under certain circumstances holders may require the Company to convert the Notes into shares of the Company’s common stock, including if the closing sale price of our common stock exceeds 110% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. Conditions required to trigger this conversion right have not occurred.

     The costs incurred in connection with the Convertible Notes are being amortized to interest expense over 5 years.

As of December 31, 2004 the Company had ten standby letter of credit facilities totaling $9.8 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Adjustments to Previously Announced Q2 FY2005 Quarterly Results

     On January 26, 2005, we issued a press release announcing our second quarter results for the period ended December 31, 2004. In the press release, we reported an income tax expense of $0.6 million in the Condensed Consolidated Statement of Operations as of December 31, 2004. Subsequent to January 26, 2005, we settled a United States government tax audit. As a result of the settlement, we recorded a tax benefit and reduced our income taxes payable by $2.5 million as of December 31, 2004. The Condensed Consolidated Statement of Operations reflects this decrease in income tax expense.

     The following table presents a reconciliation of the net loss and net loss per share reported in our press release on January 26, 2005 to the amounts reported in this Quarterly Report on Form 10-Q (in millions, except per share data):

	Three Months Ended	Six Months Ended
	December 31, 2004	December 31, 2004
Net loss announced on January 26, 2005	$(43.5)	$(79.5)

Adjustment:
Reduction of income taxes payable liability	2.5	2.5

Reported net loss in Quarterly Report on Form 10-Q	$(41.0)	$(77.0)

Net loss per share announced January 26, 2005 – basic and diluted	$(0.03)	$(0.05)

Reported net loss per share in Quarterly Report on Form 10-Q basic and diluted	$(0.03)	$(0.05)

Forward-Looking Statements

     Statements contained in this Quarterly Report on Form 10-Q which are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. A forward-looking statement may contain words such as “anticipate that,” “believes,” “can impact,” “continue to,” “estimates,” “expects to,” “hopes,” “intends,” “plans,” “to be,” “will be,” “will continue to be”, “continuing”, “ongoing” or similar words.

     These statements include: (i) any anticipation or guidance as to future financial performance, including expected revenue levels and earnings per share; (ii) statements or implications regarding the stabilization of our markets or business and current or future growth thereof; (iii) our expectations and beliefs regarding future average sales prices, costs and margins, as well as cost reduction programs and future restructuring costs and their impact on our financial results; (iv) statements regarding restructuring and other realignment programs and the expected level and timing of cost savings and other benefits to the Company from the same as well as the expected costs thereof; (v) statements or implications regarding our execution and our ability to improve the same; and (vi) any anticipation or guidance as to future industry or market conditions or as to our financial performance. Forward-looking statements also include, among others, all italicized portions of this Report.

     Management cautions that forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in such forward-looking statements. These risks and uncertainties include, among other things, the risks (i) the Company’s ability to predict future financial performance continues to be difficult, as among other things, visibility remains limited, we are experiencing significant quarter over quarter fluctuations in product mix, average selling prices continue to decline across our product portfolio, we continue to experience execution challenges which limit our revenue and impair our profitability, and we are experiencing declining, but variable, benefits from certain transient items, such as the release of previously accrued warranty reserves and the use of previously written-off inventory; (ii) ongoing cost improvement efforts may not be successful in achieving their expected benefits (including, among other things, market uncertainty, gross margin and other profitability improvements), due to, among other things, shifts in product mix, selling price pressures, costs related to product transfers to lower cost manufacturing locations, and execution concerns; and (iii) ongoing efforts to design and introduce products that meet customers’ future needs and to manufacture such products at competitive costs, and with acceptable quality and profitability, may not be successful. Further, our future business, financial condition and results of operations could differ materially from those anticipated by such forward-looking statements and are subject to risks and uncertainties including the risks set forth above. Moreover, neither we assume nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. Forward-looking statements are made only as of the date of this Report and subsequent facts or circumstances may contradict, obviate, undermine or otherwise fail to support or substantiate such statements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform such statements to actual results or to changes in our expectations.

Results of Operations

Our Industries and Quarter Developments

     We are a worldwide leader in optical technology. We design and manufacture products where our core optical technologies provide innovative solutions for communications, commercial and consumer applications. The Company offers products for data communications, telecommunications and cable television, display, security, medical/environmental, instrumentation, decorative, aerospace and defense applications. We currently employ approximately 5,520 employees at 12 locations, principally located in North America and the People’s Republic of China.

     Our Communications Products Segment provide a broad range of components, modules and subsystems better enabling our customers to satisfy their requirements through “one stop” shopping at a single supplier. We also leverage our broad-based component portfolio to provide higher levels of integration in modules and subsystems to create value-added solutions for our customers. Our Communications markets consist generally of:

•	Original equipment manufacturers of enterprise and storage equipment such as Cisco, Sun Microsystems, IBM and Hewlett-Packard.

•	Original equipment manufacturers of telecommunications equipment such as Nortel, Lucent, Alcatel, Ciena, and Cisco who supply systems to service providers worldwide.

•	Original equipment manufacturers for cable television such as Scientific Atlanta, and C-COR who supply cable television service providers worldwide.

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

     Our Commercial and Consumer markets consist generally of:

•	Original equipment manufacturers of displays and display systems who use our optical components, modules, and assemblies in televisions and other displays, such as Texas Instruments, Sony and Toshiba, as well as for a variety of other display applications.

•	Original equipment manufacturers who use our high precision coated products, optical sensors, optical filters and assemblies for a variety of applications including medical / environmental instrumentation, aerospace and defense.

•	Suppliers of products and documents that require authentication in order to prevent counterfeiting. We provide products designed for the protection of currency and identification documents. We also provide solutions for the protection of high value brands for a variety of applications such as pharmaceutical and consumer electronic products.

•	Designers and suppliers of decorative coatings who use our products to affect optical properties to achieve a differentiated, desirable appearance for a wide range of consumer products.

•	Original equipment manufacturers such as Applied Biosystems, KLA-Tencor and Eastman Kodak who use our laser components and subsystems in biotechnology, graphic arts and imaging, semiconductor processing, material processing and other laser based applications and markets.

     Overall, our communications markets are notable for their high customer concentrations at each level of the industry, significant competition at the component and module level which we participate, as well their extremely long design cycles. One consequence of a highly concentrated customer base and multiple competing vendors is systemic pricing pressure at each level of the industry. Large capital investment requirements, long return on investment periods, uncertain business models and complex and shifting regulatory hurdles, among other things, currently combine to limit opportunities for new service providers to emerge. Thus, we expect that high customer concentration and its attendant pricing pressure and other effects on our communications markets will remain for the foreseeable future. Long design cycles mean that considerable resources must be spent to design and develop new products with limited visibility relative to the ultimate market opportunity for the products (pricing and volumes) or the timing thereof. As the supplier of components and modules to this industry, we feel the effects most acutely, as system designs must first be initiated at the carrier level, communicated to the systems provider and then communicated to us and our competitors. During system design periods, shifts in economic, industry, regulatory, customer or consumer conditions could and often do cause redesigns, delays or even cancellations to occur with their concomitant costs to those involved. Communications industry design cycles are often destructive for companies without the financial and infrastructural resources to sustain the long periods between project initiation and revenue realization. Our Commercial and Consumer Products Group, while more diverse, shares some of the customer concentration and design cycle attributes of our communications markets.

Major business developments during the second quarter of fiscal 2005 include:

•	Net revenues increased 18% during the second quarter of fiscal 2005 versus the second quarter of fiscal 2004. However, net revenues declined sequentially approximately 7% from the first quarter of fiscal 2005. Net revenue for the second quarter of fiscal 2005 from our Communications Products Group was approximately 59% of net revenue and net revenue from our Commercial and Consumer Products Group was approximately 41% of net revenue. Net revenue from our Commercial and Consumer Products group declined approximately 1% from the year earlier quarter and approximately 17% from the first quarter of fiscal 2005. This latter decline is primarily due to reduced revenues from a single display customer in the second quarter.

•	No customer represented 10% or more of our net revenues during the first or second fiscal quarters of 2005. Cisco represented 11.7% of our net revenues for the second fiscal quarter of 2004.

•	Gross margins declined during the quarter, with second quarter gross margins of 17% versus 22% for the first quarter of fiscal 2005 and 21% for the second quarter of fiscal 2004. The fiscal 2005 quarter to quarter deterioration in gross margin was due to decline in net revenue from an optics and display customer, to lower net recoveries of previously reserved inventories and lower overhead absorption. We expect that our principal focus for the foreseeable future will be on the identification and implementation of programs designed to improve gross margins primarily through the transition of products to low cost manufacturing locations and consolidation of third party manufacturing.

•	Our Commercial and Consumer Products group experienced seasonality in demand and challenges with an increasingly competitive market. These issues have been particularly evident with our optics and display products.

•	Our SG&A and R&D expenses for the second quarter declined slightly over last year’s quarter as a percentage of net revenue, from 39% to 38%. However, our SG&A expenses increased approximately $6 million during the second quarter of fiscal 2005 due to increases in legal related expenses.

•	The Company consumed $47 million in cash during the second quarter of fiscal 2005 including $33 million from operations, which included approximately $26 million related to restructuring.

•	Our headcount at December 31, 2004 was 5,520.

•	We sold our Bintan, Indonesia facility to Fabrinet during the second quarter of 2005. This transaction reduced our employee base by approximately 400 employees.

Net Revenue:

	Three Months Ended				Six Months Ended
	December 31,	December 31,		Percentage	December 31,	December 31,		Percentage
	2004	2003	Change*	Change	2004	2003	Change**	Change
Communications Product	$106.7	$77.8	$28.9	37%	$212.8	$152.1	$60.7	40%
Commercial & Consumer	73.8	74.8	(1.0)	(1%)	162.2	147.9	14.3	10%

Total net revenue	$180.5	$152.6	$27.9	18%	$375.0	$300.0	$75.0	25%

* Primary reasons for change. Net revenue increased from the prior year’s quarter, primarily due to improved market conditions and higher demand for circuit pack and high power laser products in our Communications products. Net revenue from our Commercial & Consumer products declined from the prior year’s quarter and the first quarter of fiscal 2005 due to an unexpected decrease in orders from an optics and display customer. Net revenue declined sequentially from the first quarter of fiscal 2005 due exclusively to a decline in net revenue from a customer in our optics and display business of our Commercial & Consumer Products Group.

** Primary reasons for change. Net revenue increased year over year, primarily due to improved market conditions and growth in our circuit pack and high power lasers in our Communications business segment. The increase in our Commercial & Consumer products for the six months was due almost exclusively to increased net revenue during the first quarter of fiscal 2005 from optics and display products.

Notes:

•	Net revenue from our Communications Product Group accounted for 59% of our net revenue during the second quarter of fiscal 2005, 55% during the first quarter of fiscal 2005 and 51% during the second quarter of fiscal 2004.

•	Net revenue from our Commercial and Consumer Products Group accounted for 41% of our net revenue during the second quarter of fiscal 2005, 45% during the first quarter of fiscal 2005 and 49% during the second quarter of fiscal 2004. Net revenue from this segment has declined 17% sequentially during the second quarter of fiscal 2005.

•	Net revenue from customers outside North America represented 32% of net revenue for both of the three month periods ended December 31, 2004 and 2003. We expect revenue from international customers to continue to be an important part of our overall revenue and an increasing focus for revenue growth.

•	Please refer to the “Operating Segment Information” section below for further discussions with respect to net revenue and operating results for each of our operating segments.

Comment and analysis:

     During the second quarter of fiscal 2005, our net revenue of $180.5 million was approximately 18% higher than our net revenues for the second quarter of fiscal 2004, but represented a decline of 7% sequentially from the first quarter of fiscal 2005. The increased revenue over the prior year quarter is attributable primarily to improved market conditions and growth in our circuit pack and modules businesses. Net revenue for the second fiscal quarter decreased as compared to the first fiscal quarter, due exclusively to revenue declines in our Commercial and Consumer products due primarily to unexpected decrease in orders from an optics and display customer. We believe the overall business climate continues with limited visibility. We believe that the mix of revenues in any quarter as happened in the second quarter continues to be driven by dramatic changes in demand from a small number of customers with strong needs one quarter and lower demand in another quarter. We continue to encounter multiple and systemic execution challenges principally related to new product introductions. These challenges include new product delivery uncertainty, yield and quality problems, systems strain and related customer dissatisfaction. Improving our overall execution will be a major priority for the foreseeable future. If we do not improve our execution and product quality, our operating results will suffer and we may experience customer defections.

Gross Profit:

	Three Months Ended			Six Months Ended
	December 31,	December 31,		December 31,	December 31,
	2004	2003	Change*	2004	2003	Change**
Total gross profit	$29.8	$32.1	$(2.3)	$72.7	$63.9	$8.8
Percentage of net revenue	17%	21%		19%	21%

*Primary reasons for change: Gross profit for the quarter decreased primarily due to: (i) a decrease in consumption of previously reserved inventory of $6.5 million in the current quarter as compared to the prior-year period; (ii) vendor cancellation charges of $1.5 million and (iii) a decrease in adjustments to previously accrued warranty of $1.8 million as compared to the prior-year period. These unfavorable impacts to gross profit were offset by the following: (i) payroll related expenses declined by $1.9 million; and (ii) facilities costs declined by $1.9 million. In addition from a product mix perspective, more of the Company’s revenue was derived from Communications Group products, which generally have lower gross margins than our Commercial and Consumer products and adversely affected our gross margin.

**Primary reasons for change: Gross profit year over year increased primarily due to: (i) increased revenue as compared to the prior year period including growth in the Commercial and Consumer Products business segment, which generally produces higher gross margins; (ii) personnel related expenses declined by $2.9 million; (iii) facilities costs declined by $2.4 million. These favorable impacts to gross profit were offset by: (i) a decrease in consumption of previously reserved inventory of $4.5 million during the first half of fiscal 2005 as compared to the prior-year period and (ii) a decrease in adjustments to previously accrued warranty of $4.2 million as compared to the prior-year period. Additionally, from a product mix perspective more of the Company’s revenue derived this period was from our Communications Product Group products which generally have a lower margin than from our Commercial & Consumer Product Group.

Comment and analysis:

     Gross profits for the second quarters of fiscal 2005 and 2004 were approximately 17% and 21% of net revenue, respectively. On a quarter over quarter basis, gross margins declined from 22% in the first quarter of fiscal 2005 to 17% in the second quarter of fiscal 2005. The decline is the result of several factors, including, among others, the following:

•	Average selling price declines have continued to adversely impact gross profit.

•	During the second quarter we experienced a sequential decline in our higher margin Commercial & Consumer product revenue which included revenue decline from an optics and display customer, and we realized growth in our relatively lower margin Communications business.

•	In our Commercial and Consumer Products Group we experienced a decline in optics and display revenue and associated inventory adjustments and reduced overhead absorption.

•	We continue to transition products to lower cost manufacturing locations, and we continue to experience a period of redundant overhead costs. While we believe we will experience substantial benefits of moving to lower cost manufacturing centers, we expect that costs associated with the implementation of these measures will adversely impact our gross margins for the next several quarters.

•	We are gradually losing the benefit of certain items associated with the economic downturn and our (and the industry’s) subsequent restructuring, such as favorable excess inventory benefits, cancellation revenues and warranty reversals. At a minimum, these factors create margin variation in any quarter.

     Additionally, we have recently introduced a number of new products; for example our light engines in the Commercial & Consumer product Group and programs, for example Reconfigurable Optical Add / Drop Multiplexer (ROADM) in our Communications Product Group, due to the untested nature of the products and the potential for complexity have incurred and are expected to continue to incur relatively higher startup costs and increased yield and product quality risk. These issues have negatively impacted and could continue to negatively impact our gross profit. We expect gross profit pressures to remain for the foreseeable future and in particular expect new product introductions to create variability in our gross margins and we cannot predict the timing or extent of any gross margin improvement. Looking ahead, actions designed to improve our gross margins (through product mix improvements, cost reductions associated with product transfers and product rationalization, and yield and quality improvements, among other things) will be a principal focus for us.

Research and Development (R&D):

	Three Months Ended			Six Months Ended
	December 31,	December 31,		December 31,	December 31,
	2004	2003	Change*	2004	2003	Change**
Research and development	$24.4	$24.1	$0.3	$48.9	$48.8	$0.1
Percentage of net revenue	14%	16%		13%	16%

*Primary reasons for change: The expense remained essentially flat, and decreased as a percentage of net revenues due to increases in revenue and expense control. However, changes within research and development expenses were attributable to a decline in R&D materials and tools of $1.6 million; offset by an increase in personnel related expenses and outside services in the aggregate of $1.1 million.

**Primary reasons for change: The expense remained essentially flat, and has decreased as a percentage of net revenues due to increases in revenue and expense control. Specifically, there has been a decline in personnel related expenses of $2.2 million, offset by increased expenses of $1.3 million for outside services and $0.5 million for facilities and occupancy.

Comment and analysis:

     We believe that investment in R&D is critical to attaining our strategic objectives. Historically we have devoted significant engineering resources to assist with production, quality and delivery challenges which has had some negative impact on our new product development activities. Despite our continued efforts to reduce expenses, there can be no assurance that our R&D expenses will continue to remain flat in future quarters. In addition, there can be no assurance that such expenditures will be successful or that improved processes or commercial products, at acceptable volumes and pricing, will result from our investment in R&D.

Selling, General and Administrative Expense (SG&A):

	Three Months Ended			Six Months Ended
	December 31,	December 31,		December 31,	December 31,
	2004	2003	Change*	2004	2003	Change**
Selling, general and administrative	$43.5	$34.6	$8.9	$80.7	$75.6	$5.1
Percentage of net revenue	24%	23%		22%	25%

*Primary reasons for change: The increase was primarily due to: (i) higher legal fees of $6.0 million primarily for expenses related to legacy legal issues and (ii) increases in payroll and related expenses of $1.1 million and (iii) overall increases in marketing related costs. These expenses were offset in part by decreases in facility and occupancy related costs of approximately $1.6 million due to site consolidations and removal and disposal of property, plant and equipment.

**Primary reasons for change: The increase was primarily due to: (i) higher legal fees of $7.2 million primarily for expenses related to legacy legal issues; (ii) increases of $2.7 million for other outside services; and (iii) an increase of $1.9 million in marketing expenses. These expenses were offset in part by (i) decreases in facility and occupancy related costs of approximately $3.0 million due to site consolidations and removal and disposal of property, plant and equipment; and (ii) reductions to payroll and related expense of $2.9 million

Comment and analysis:

     Through our continuing efforts to control expenses, recurring core SG&A expenses appear to be stabilizing. However, we intend to continue to aggressively address our SG&A expenses and reduce these expenses as and when opportunities arise. We caution, however, that we have in the recent past experienced, and expect to continue to experience in the future, certain non-core expenses, such as litigation and dispute related settlements and accruals, which could increase our SG&A expenses, and impair our profitability expectations, in any particular quarter. None of these non-core expenses, however, is expected to have a material adverse impact on our financial condition. Also, we expect to incur additional SG&A expenses as we fully implement the requirements of the Sarbanes-Oxley Act of 2002, in particular, Section 404 thereof, and continue to invest in personnel strategic to our business. There can be no assurance that our SG&A expense will decline in the future or that, more importantly, we will develop a cost structure (including our SG&A expense), which will lead to profitability under current and expected revenue levels.

Amortization of Purchased Intangibles:

	Three Months Ended			Six Months Ended
	December 31,	December 31,		December 31,	December 31,
	2004	2003	Change*	2004	2003	Change*
Amortization of purchased intangibles	$4.8	$3.9	$0.9	$9.5	$7.8	$1.7

*Primary reasons for change: The increase for the three-month and six month periods was due to the increase in our intangible assets subject to amortization as a result of recent acquisition activity.

Reduction of Other Long-Lived Assets:

	Three Months Ended				Six Months Ended
	December 31,	December 31,			December 31,	December 31,
	2004	2003	Change		2004	2003	Change
Assets held and used:
Property, plant and equipment	$—	$—	$		$—	$5.0	$(5.0)
Assets held for sale:
Property, plant and equipment	—	38.4		(38.4)	4.5	38.3	(33.8)

Total reductions of other long-lived assets	$—	$38.4		$(38.4)	$4.5	$43.3	$(38.8)

Comment and analysis:

     During the three and six month periods ended December 31, 2004 and 2003, the Company recorded $0.0 million, $4.5 million, $38.4 million and $43.3 million, respectively, of reductions in the carrying value of its long-lived assets and assets held for sale.

Three and Six months Ended December 31, 2004:

Assets Held for Sale:

     During the first quarter of fiscal 2005, the Company reduced the carrying value of the Ottawa campus by $4.5 million as a result of changes in estimated market conditions. During the second quarter of fiscal 2005 there were no changes in the carrying value of these assets.

Three and Six Months Ended December 31, 2003:

Assets Held and Used:

     During the first six months of fiscal 2004, as a result of the adoption of FIN 46 with respect to two properties under a synthetic lease agreement, the Company recognized a $5.0 million impairment charge related to the Melbourne, Florida property. The Company noted no indicators of impairment during the first quarter of fiscal 2004 related to the Company’s remaining long-lived assets, including purchased intangibles.

Assets Held for Sale:

     During the three and six months ended December 31, 2003, the Company adjusted the carrying value of the Ottawa campus assets classified as held for sale.

     Please see the Company’s discussion of factors considered in the reduction of other long-lived assets in the notes to the Condensed Consolidated Financial Statements - Note 9. “Reduction of Other Long-Lived Assets”.

Restructuring and Other Related Charges:

	Three Months Ended			Six Months Ended
	December 31,	December 31,		December 31,	December 31,
	2004	2003	Change	2004	2003	Change
Restructuring charges	$3.8	$9.4	$(5.6)	$9.1	$5.8	$3.3

Comment and analysis:

     During the three and six month periods ended December 31, 2004, the Company developed plans to consolidate a portion of its North American and Asian manufacturing operations to China or transfer the production to third party manufacturers. These actions created restructuring charges of approximately $5.3 million primarily related to severance and benefits associated with employee terminations or notification of termination of approximately 225 employees in North America and approximately 390 employees in Asia. The Company also recorded adjustments to Global Realignment Program lease charges of approximately $3.8 million due to reductions in estimated sublease income expected on restructured properties.

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

     In April 2001, we initiated the Global Realignment Program, under which we began restructuring our business in response to the economic downturn. Through December 31, 2003, we implemented 9 phases of restructuring activities and recorded total restructuring charges of $652.0 million. In addition, we incurred charges other than restructuring of $484.0 million related to the Global Realignment Program (of which $2.3 million and $0.7 million were recorded during the second quarters ended December 31, 2004 and 2003, respectively). The Company has initiated restructuring actions since December 31, 2003, resulting in restructuring charges of $11.6 million through December 31, 2004. Additional charges associated with these actions have amounted to $0.2 million. Please refer to “Note 10. Restructuring” of the Notes to Condensed Consolidated Financial Statements for a detailed discussion of these charges associated with our restructuring actions.

     The Company’s ability to generate sublease income, as well as its ability to terminate lease obligations at the amounts estimated, is highly dependent upon the economic conditions, particularly commercial real estate market conditions in certain geographies, at the time we negotiate the lease termination and sublease arrangements with third parties as well as the performances by such third parties of their respective obligations. While the amount the Company has accrued represents the best estimate of the remaining obligations it expects to incur in connection with these plans, estimates are subject to change. Routine adjustments are required and may be required in the future as conditions and facts change through the implementation period. The Company’s restructuring obligations are net of sublease income or lease settlement estimates of approximately $14.4 million. If adverse macroeconomic conditions continue, particularly as they pertain to the commercial real estate market, or if, for any reason, tenants under subleases fail to perform their obligations, the Company may be required to reduce estimated future sublease income and adjust the estimated amounts of future settlement agreements, and accordingly, increase estimated cost to exit certain facilities. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2011.

     The actions under the Global Realignment Program and other restructuring actions may not be successful in achieving the expected cost reductions or other benefits may be insufficient to align our operations with customer demand and the changes affecting our industry, or may be more costly or extensive than currently anticipated. Even if the restructuring activities are successful and meet our current cost reduction goals, our revenue must continue to increase substantially in the future for us to be profitable.

Interest and Other Income, Net:

	Three Months Ended			Six Months Ended
	December 31,	December 31,		December 31,	December 31,
	2004	2003	Change*	2004	2003	Change**
Interest and other income, net	$5.3	$8.5	$(3.2)	$8.0	$11.4	$(3.4)

*Primary reasons for change: The decrease in the second quarter of fiscal 2005 over the prior-year period was due to a combination of slightly higher interest income earned on invested cash balances, offset by reduced gains on the disposal of certain assets and reduced gains on foreign exchange.

**Primary reasons for change: The decrease in the second half of fiscal 2005 over the prior-year period was due to a combination of higher interest income offset by increased foreign exchange expense, primarily in the first quarter of fiscal 2005.

Gain on Sale of Investments:

	Three Months Ended			Six Months Ended
	December 31,	December 31,		December 31,	December 31,
	2004	2003	Change*	2004	2003	Change*
Gain on sale of investment	$2.0	$19.6	$(17.6)	$2.3	$20.2	$(17.9)

*Primary reasons for change: Gains on sales of investments are primarily the result of the sale of marketable public securities. There were very few sales during fiscal 2005. The fair value of our marketable securities at December 31, 2004 is approximately $54.0 million.

Reduction in Fair Value of Investments:

	Three Months Ended			Six Months Ended
	December 31,	December 31,		December 31,	December 31,
	2004	2003	Change*	2004	2003	Change*
Reduction in fair value of investments	$(2.7)	$(1.1)	$(1.6)	$(5.0)	$(2.3)	$(2.7)

*Primary reasons for change We periodically review our investments for impairment. In the event the carrying value of an investment exceeds its fair value and the decline in fair value is determined to be other-than-temporary, we write down the value of the investment to its fair value. The Company recorded $2.7 million; $5.0 million and $1.1 million; $2.3 million of reductions in fair value of certain non-marketable investments in the second quarters and first six months of fiscal 2005 and 2004, respectively.

Comment and analysis:

     Should the fair value of our investments continue to decline in the future, we may be required to record additional charges if the decline is determined to be other-than-temporary. The carrying amount of the Company’s investments is $32.4 million and its minimum funding commitments is $13.6 million.

Loss on Equity Method Investments:

	Three Months Ended			Six Months Ended
	December 31,	December 31,		December 31,	December 31,
	2004	2003	Change	2004	2003	Change
Loss on equity method investments	$(0.8)	$(4.7)	$3.9	$(3.7)	$(5.9)	$2.2

Comment and analysis:

     We recorded losses on our equity method investments representing our pro-rata share of net losses. Our equity investments include five venture capital funds and three direct investments.

Income Tax Expense (Benefit):

	Three Months Ended			Six Months Ended
	December 31,	December 31,		December 31,	December 31,
	2004	2003	Change	2004	2003	Change
Income tax expense (benefit)	$(1.9)	$2.5	$(4.4)	$(1.4)	$(10.4)	$9.0

Comment and analysis:

     The Company recorded income tax benefit of $1.9 million and $1.4 million for the three and six months ended December 31, 2004 respectively, as compared to an income tax expense of $2.5 million and an income tax benefit of $10.4 million for the three and six months ended December 31, 2003, respectively.

     Included in the tax benefit recorded for the three and six months ended December 31, 2004 is a $2.5 million tax benefit recorded in February 2005 as of December 31, 2004 to reflect a reduction in previously accrued tax liabilities as a result of the Company’s resolution of certain domestic tax audit issues. The $2.5 million benefit is reflected in the Company’s consolidated balance sheet as of December 31, 2004 under the caption “Income tax payable” and in the consolidated statement of operations for the quarter ended December 31, 2004 under the caption “Income tax expense (benefit).” The company also recorded $0.6 million and $0.5 million of income tax expense for the three months and six months ended December 31, 2004, respectively, relating primarily to foreign income taxes.

     The income tax benefit recorded for the three months and six months ended December 31, 2004 differs from the expected tax benefit that would be calculated by applying the federal statutory rate to our loss before income taxes primarily due to the reduction of previously accrued tax liabilities and increases in our valuation allowance for deferred tax assets attributable to our domestic and foreign losses from continuing operations

     The income tax expense recorded for the three months ended December 31, 2003 differs from the expected tax benefit that would be calculated by applying the federal statutory rate to the loss before income taxes primarily due to the net effect of increases in our valuation allowance for deferred tax assets and a $2.0 million income tax expense recorded as a result of gains realized from sales of available-for sale investments. The tax benefit for the six months ended December 31, 2003 resulted primarily from appreciation in the carrying value of certain publicly traded securities designated as available-for-sale investments which allowed us to record a tax benefit for the domestic operating losses sustained during the six months ended December 31, 2003.

     Fluctuations in the value of our available-for-sale marketable public securities may create volatility in the amount of income tax expense (benefit) we record in future periods.

     Due to the continued economic uncertainty in the industry, management has determined that it is more likely than not that the Company’s net deferred tax assets will not be realized and the Company has recorded deferred tax assets as of December 31, 2004 only to the extent of deferred tax liabilities.

     The Company is currently subject to various federal, state and foreign audits by taxing authorities. The Company believes that adequate amounts have been provided for any adjustments that may result from these examinations.

     On December 21, 2004, the FASB issued FASB Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP FAS 109-2). The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. However, the Company currently has no plans to repatriate foreign earnings.

Operating Segments and Geographic Information:

     Communications Product Group:

	Three Months Ended				Six Months Ended
	December 31,	December 31,		Percentage	December 31,	December 31,		Percentage
	2004	2003	Change*	Change	2004	2003	Change**	Change
Net revenue	$106.7	$77.8	$28.9	37%	$212.8	$152.1	$60.7	40%
Operating income (loss)	$(14.5)	$(9.4)	$(5.1)	(54%)	$(24.8)	$(20.2)	$(4.6)	(23%)

*Primary reasons for change: The increase in Communication Products Group net revenue for the three month period reflect improving market conditions and an increase in customer demand for circuit pack and high power lasers during the second quarter of fiscal 2005. The increase in the Communication Product Group operating loss reflects continued erosion in average selling price (ASP’s), increased net inventory related charges resulting from reduced consumption of previously reserved inventory and manufacturing transition costs partially offset by increased demand for circuit pack and module products, which typically have higher gross margins relative to our other Communication products.

**Primary reasons for change: The increase in Communication Products Group net revenue for the six month periods reflect improving market conditions and an increase in customer demand during the first half of fiscal 2005 for circuit pack and high power lasers. The increase in the Communication Product Group operating loss reflects continued erosion in ASP’s, offset by increased demand for circuit pack and module products, which typically have higher gross margins relative to our other Communication products.
..

Commercial and Consumer Products Group:

	Three Months Ended				Six Months Ended
	December 31,	December 31,		Percentage	December 31,	December 31,		Percentage
	2004	2003	Change*	Change	2004	2003	Change**	Change
Net revenue	$73.8	$74.8	$(1.0)	(1%)	$162.2	$147.9	$14.3	10%
Operating income (loss)	$4.1	$11.5	$(7.4)	(64%)	$18.4	$20.5	$(2.1)	(10%)

*Primary reasons for change: The decrease in net revenue and operating income for our Commercial and Consumer Products Group for the three months ended December 31, 2004 was primarily attributable to an unexpected decrease in orders from a customer in the optics and display business and increased inventory reserve and vendor cancellation charges.

**Primary reasons for change: The increase in net revenue for Commercial and Consumer Products Group for the six months ended December 31, 2004 was primarily attributable to increased sales of optical and display products. The decline in operating income is primarily the result of increased inventory reserve and vendor cancellation charges during the second quarter of fiscal 2005.

Geographic

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2004	2003	2004	2003
Net revenue:
North America	$122.2	$103.1	$247.9	$199.8
Europe	32.2	26.7	67.4	53.6
Asia and other	26.1	22.8	59.7	46.6

Total net revenue	$180.5	$152.6	$375.0	$300.0

	December 31,	June 30,
	2004	2004
Long-lived assets:
North America	$132.3	$156.2
Europe	4.5	4.6
China	29.0	30.2
Other asia	10.3	8.9

Total long –lived assets	$176.1	$199.9

Liquidity and Capital Resources

     As of December 31, 2004, we had a combined balance of cash, cash equivalents and short-term investments of $1,416.4 million, a decrease of $132.3 million from June 30, 2004 primarily due to cash consumed in operations, purchase of property, plant and equipment of $15.7 million and acquisition activities of $13.1 million. Our total debt outstanding, including capital lease obligations, was $470.5 million at December 31, 2004.

     Operating activities used $93.2 million during the six months ended December 31, 2004, primarily due to our net loss of $77.0 million adjusted for non-cash items including depreciation of $20.5 million and amortization of $9.5 million. Other liabilities decreased by $41.4 million, primarily due to payments for previously accrued restructuring obligations for leases and severance of $35.2 million. Income taxes payable decreased by $5.0 million as the result of payments and audit settlements and cash used for inventories increased by $2.3 million as the Company improved inventory management.

     Cash provided by investing activities was approximately $71.8 million during the six months ended December 31, 2004, primarily due to sales and net maturities of available for sale investments of $106.7 million, reduced by cash used for acquisitions and purchases of property, plant and equipment of $28.8 million.

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

     Our financing activities for the six months ended December 31, 2004 provided cash of $8.0 million, resulting primarily from issuance of Company stock under the Employee Stock Purchase Plan.

     During the quarter ended December 31, 2004, our cash consumption improved sequentially over the previous quarter from approximately $85 million to $47 million primarily reflecting improved working capital management.

     We expect to use approximately $170 to $190 million in cash and short- term investments in fiscal 2005, exclusive of amounts required relating to our acquisition and investment activities during the fiscal year. We believe that our existing cash balances and investments will be sufficient to meet our liquidity and capital spending requirements at least through the next 12 months. However, possible investments in or acquisitions of complementary businesses, products or technologies may require the use of additional cash or financing prior to such time. We have in recent periods consumed, and we expect to continue to consume, portions of our cash reserves to fund our operations, investments and acquisitions. The amounts consumed to date, together with the amounts currently anticipated to be spent, are not expected to materially impair our financial condition. However, we may need to expend additional, currently unanticipated, cash reserves to fund our operations. Our liquidity could be negatively affected by a decline in demand for our products, which are subject to rapid technological changes, or a reduction of capital expenditures by telecommunications carriers.

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

     As of December 31, 2004, we have available for issuance 112.5 million shares of common stock underlying options for grant only under the JDS Uniphase Corporation 2003 Equity Incentive Plan. The exercise price is generally equal to the fair value of the underlying stock at the date of grant. Options generally become exercisable over a four-year period and, if not exercised, expire from five to ten years. Substantially all of our employees participate in our stock option program.

     In December of 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)). SFAS No. 123(R) will require us to measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. In addition, the adoption of SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning in our first quarter of fiscal 2006. The adoption of SFAS No. 123(R) is expected to have a material impact on our consolidated financial position and results of operations. The Company plans to use the modified prospective transition method to adopt this new standard. For the historical impact of stock-based compensation expense, see the notes to Condensed Consolidated Financial Statements — Note 3 “Pro Forma Stock Compensation Expense ”.

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

E20:

     E2O was in the process of developing a vertical-cavity surface emitting laser (VSCEL) as of the date of acquisition. We have incurred post-acquisition costs of $1.5 million to date and estimate that an additional investment of approximately $0.6 million in research and development during fiscal 2005 will be required to complete the IPR&D project. The differences between the actual outcome noted above and the assumptions used in the original valuation of the technology are not expected to have a significant impact on our results of operations and financial position.

Scion:

     The products under development at the time of acquisition were comprised of advanced integrated waveguide devices. We have incurred post-acquisition costs of $3.9 million to date and this project has been redirected to the new ROADM project. The differences between the actual outcome noted above and the assumptions used in the original valuation of the technology are not expected to have a significant impact on our results of operations and financial position.

Risk Factors

We cannot predict a return to profitability

     Our revenue and profitability measures declined significantly in the second quarter of fiscal 2005, reversing a multi-quarter improvement trend. Although we have made progress in reducing elements of our expense structure, a confluence of factors continues to offset these improvements and impair both our short-term improvement goals, as well as our ability to predict the timing of our return to break-even and long-term profitability. These factors include, among others:

•	Adverse changes to our product mix, both fundamentally (resulting from new product transitions and the declining profitability of certain of our legacy products, among other things) and due to quarterly demand fluctuations within our product portfolio, which has a wide gross margin range;

•	The declining, but variable impact of transient financial benefits (including warranty reversals, cancellation revenues and the use of previously-written off inventory) accumulated during the economic downturn and associated restructuring activities;

•	Pricing pressures across our product lines (due to competitive forces, increasingly from Asia, and a highly concentrated customer base), which continue to offset many of the cost improvements we are realizing quarter over quarter;

•	Increasing commoditization of previously customized, differentiated products, principally in our communications markets, and the concomitant negative effect on pricing and profit margins;

•	Continuing execution challenges which limit revenue opportunities, harm profitability, market share and customer relations; and

•	Continuing incremental and redundant related costs to transition manufacturing to low cost locations; and

•	Continuing high levels of SG&A expenses. Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, have and will continue to increase our expenses.

Taken together, these factors are impairing our ability to predict and achieve profitability. While some of these factors may diminish over time as we improve our cost structure and focus on enhancing our product mix, several, such as increasing Asia-based competition, increasing commoditization of previously-differentiated products and a highly concentrated customer base are likely to remain endemic to our industries. If we fail to achieve our stockholders’ profitability expectations, our stock price will suffer as well as our business and financial condition will suffer.

Our success depends on sustained recovery and long-term growth in our markets

If information networks do not continue to expand as expected, our communications business will suffer.

     Our future success as a manufacturer of optical components, modules and subsystems ultimately depends on the continued growth of the communications industry and, in particular, the continued expansion of global information networks, particularly those directly or indirectly dependent upon a fiber optics infrastructure. As part of that growth, we are relying on increasing demand for high-content voice, video, text and other data delivered over high-speed connections (i.e., high bandwidth communications). As network usage and bandwidth demand increase, so do the need for advanced optical networks to provide the required bandwidth. Without network and bandwidth growth, the need for our advanced communications products, and hence our future growth as a manufacturer of these products, is jeopardized. Currently, while increasing demand for network services and for broadband access, in particular, is apparent, growth is limited by several factors, including, among others, an uncertain regulatory environment, reluctance from content providers to supply video and audio content over the communications infrastructure, and uncertainty regarding long term sustainable business models as multiple industries (cable, traditional telecommunications, wireless, satellite, etc.) offer non-complimentary and competing content delivery solutions. Ultimately, should long-term expectations for network growth and bandwidth demand not be realized or support a sustainable business model, our business would be significantly harmed.

We are increasingly depending on stability and growth in non-communications markets.

     Our Communications and Commercial and Consumer products segments each represent a material, although varying, portion of our total revenue. Our strategy emphasizes the growth opportunities in both segments, as we seek to expand our markets and customer base, increase the level of integration of our products, and improve time to revenue. In furtherance of this strategy, we are engaged in or exploring several new product opportunities in our Commercial and Consumer segment, particularly in our display and laser businesses, as well as expanding the opportunities for our current products in this segment. Consequently, we are increasingly dependent upon growth markets outside of communications for our overall growth and success. Failures in these markets or our execution of programs related to the same will significantly harm our business. Recent declines in our optical and display business have highlighted this concern, as gross margins in our Commercial and Consumer Products Group are generally higher than those in our Communications Products Group, and thus such declines have a disproportionate impact on our overall profitability.

Actions to improve our cost structure are costly and the timing and extent of expected benefits is uncertain.

     In response to our profitability concerns we are working vigorously to reduce our cost structure and have made significant progress. Nevertheless, major actions remain, including elimination of operations and infrastructure, transferring manufacturing and product lines to more optimal internal locations or, in many cases, to independent contract manufacturers, disposing of unnecessary assets, centralizing functions, improving our governance and systems, and, as necessary, streamlining our employee base. These measures (including, among other things, the measures taken under our restructuring programs) may be disruptive, more costly or extensive than expected, may be insufficient to align our operations with customer demand and the changes affecting our industry, and, ultimately, unsuccessful in creating profit margins sufficient to sustain our business and growth strategy.

We have continuing concerns regarding the manufacture, quality and distribution of our products. These concerns are heightened as our volumes and new product offerings increase.

Our success depends upon our ability to deliver high quality products on time to our customers at acceptable cost. As a technology company, we constantly encounter quality, volume and cost concerns. Currently, a combination of factors is exacerbating our concerns:

•	Our continuing cost reduction programs, which include site consolidations, product transfers (internally and to contract manufacturers) and employee reductions, require the re-establishment and re-qualification of complex manufacturing lines, as well as modifications to systems, planning and operational infrastructure. During this process, we have experienced, and continue to experience: additional costs, and delays in re-establishing volume production levels; supply chain interruptions; planning difficulties; inventory issues; factory absorption concerns; and systems integration problems.

•	Periodic increases in demand for certain of our products, in the midst of our cost reduction programs, have from time to time strained our execution abilities as well as those of our suppliers, as we are experiencing periodic and varying capacity, workforce and materials constraints, enhanced by the impact of our on going product and operational transfers.

•	Recently, we have commenced a series of new product programs and introductions, particularly in our circuit pack, communications modules and display components and modules businesses, which due to the untested and untried nature of the relevant products and their manufacture and their increased complexity, exposes us to product quality risk, internally and with our materials suppliers.

     These factors have caused considerable strain on our execution capabilities and customer relations. Currently, we are (a) having periodic difficulty responding to customer delivery expectations for some of our products, (b) experiencing yield and quality problems, particularly with some of our new products and higher volume products, and (c) expending additional funds and other resources to respond to these execution challenges. We are currently losing revenue opportunities due to these concerns. We are also, in the short-term, diverting resources from new product research and development and other functions to assist with resolving these matters. If we do not improve our performance in all of these areas, our operating results will be harmed, the commercial viability of new products may be challenged and our customers may choose to reduce their purchases of our products and purchase additional products from our competitors.

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

     We are increasing our use of contract manufacturers as an alternative to internal manufacturing. Among other things, we recently transferred our Bintan facility and operations, representing a material portion of our datacom transceiver business, to our contract manufacturer, Fabrinet. If our contract manufacturers do not fulfill their obligations to us, or if we do not properly manage these relationships and the transition of production to these contract manufacturers, our existing customer relationships will suffer. In addition, by undertaking these activities, we run the risk that the reputation and competitiveness of our products and services may deteriorate as a result of the reduction of our control over quality and delivery schedules. We also may experience supply interruptions, cost escalations and competitive disadvantages if our contract manufacturers fail to develop, implement or maintain manufacturing methods appropriate for our products and customers. In this regard, we have experienced, and continue to experience, difficulties (such as delays, interruptions and quality problems) associated with products we have transferred to contract manufacturers. These may continue, resulting in, among other things, lost revenue opportunities, customer dissatisfaction and additional costs.

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

     In recent periods, we have increased our focus on new products, particularly in our circuit pack, communications modules and optics and display businesses. Our current growth strategy emphasizes all of our businesses lines. Nevertheless, several of the key relevant products are untried and untested and have not yet demonstrated long-term commercial viability. Occasionally problems occur causing us to cancel or adjust new product programs. In this regard, we recently adjusted our light engine program to move from the mass production of integrated light engines for the broad consumer market to a focus on creating “best in class” components, integration techniques and systems integration for early market innovators. Current challenges across our new product efforts include establishing sustainable pricing and cost models, predictable and acceptable quality and yields, and adequate and reliable supply chains, as well as demonstrating our (and our suppliers’) ability to scale and provide adequate facilities, personnel and other resources. Nonetheless, if we fail to successfully develop and commercialize some or all of these new products, our business could suffer.

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

     Among other things, while our direct telecommunications customer base has remained largely intact, their customer base, the service providers, has been significantly reduced due to significant industry consolidations and the elimination of most of the competitive local exchange carriers. Notwithstanding signs of market stability, visibility remains limited, average selling prices continue to decline and revenue and profitability targets and projections are subject to uncertainty and variability. While we are generally encouraged by long-term growth prospects, our visibility remains limited and we remain cautious and cannot predict the timing or magnitude of growth for our industries or our business, at this time.

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

Our business and financial condition will be harmed by our long-term growth strategy

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

Our financial results could be affected by potential changes in the accounting rules governing the recognition of stock-based compensation expense

     We measure compensation expense for our employee stock compensation plans under the intrinsic value method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Under this method, we recognized compensation charges related to stock compensation plans of $0.0 million, $0.1 million, $0.6 million, and $1.8 million in the first three and six months ended December 31, 2004 and 2003, respectively. In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” we provide disclosures of our operating results as if we had applied the fair value method of accounting (pro-forma basis). Beginning in the third quarter of fiscal 2003, we provide such disclosures in our Quarterly Reports on Form 10-Q in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Had we accounted for our compensation expense under the fair value method of accounting prescribed by SFAS No. 123, the charges would have been significantly higher than the intrinsic value method used by us, totaling $27.7 million, $68.0 million, $75.9 million, and $148.0 million for the three and six month periods ending December 31, 2004 and 2003, respectively. The Financial Accounting Standards Board (“FASB”) has announced changes to accounting rules concerning the recognition of stock option compensation expense. Beginning in fiscal 2006 when these changes are implemented, we and other companies will be required to measure compensation expense (and record such expense in our Statement of Operations) using the fair value method, which would adversely affect our results of operations by increasing our losses by the additional amount of such stock option charges.

Our sales are dependent upon a few key customers

     A few large customers account for most of our net revenue. During the second quarter of fiscal 2005, no customer accounted for 10% or more of our net revenue. For the second quarter of fiscal 2004, one customer, Cisco, accounted for more than 10% of our net revenue. We expect that, for the foreseeable future, sales to a limited number of customers will continue to account, alone or in the aggregate, for a high percentage of our net revenues. Dependence on a limited number of customers exposes us to the risk that order reductions from any one customer can have a material adverse effect on periodic revenue.

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

Any failure to remain competitive would harm our operating results

     The markets in which we sell our products are highly competitive and characterized by rapidly changing and converging technologies. We face intense competition from established domestic and international competitors and the threat of future competition from new and emerging companies in all aspects of our business. Much of our current competition comes from large, diversified Asian corporations, and emerging, largely Chinese optical companies. These competitors have considerable optical expertise, and often very low cost structures. The competitive threat is exacerbated by the overall trend towards increased commoditization of traditionally highly differentiated products, particularly in our Communications segment. We expect Asian, and particularly Chinese, competition to increase. To remain competitive in both the current and future business climates, we believe we must maintain a substantial commitment to research and development, and significantly improve our cost structure. Our efforts to remain competitive may be unsuccessful.

If we fail to attract and retain key personnel, our business could suffer.

     Our future depends, in part, on our ability to attract and retain key personnel. We may not be able to hire and retain such personnel at compensation levels consistent with our existing compensation and salary structure. Our future also depends on the continued contributions of our executive management team and other key management and technical personnel, each of whom would be difficult to replace. The loss of services of these or other executive officers or key personnel or the inability to continue to attract qualified personnel could have a material adverse effect on our business. Retention of key talent is an increasing concern as we continue to implement cost improvement programs, including product transfers and site reductions, and as we continue to address our profitability concerns.

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

     The commercialization of certain of the products we design, manufacture and distribute through our Commercial and Consumer product segment may be more costly due to required government approval and industry acceptance processes. We have experienced delays in the commercialization of our light engine product in this segment. Development of applications for our light interference pigment products may require significant testing that could delay our sales. For example, certain uses in cosmetics may be regulated by the Food and Drug Administration, which has extensive and lengthy approval processes. Durability testing by the automobile industry of our pigments used with automotive paints can take up to three years. If we change a product for any reason including technological changes or changes in the manufacturing process, prior approvals or certifications may be invalid and we may need to go through the approval process again. If we are unable to obtain these or other government or industry certifications in a timely manner, or at all, our operating results could be adversely affected.

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

     Net revenue from customers outside North America accounted for 32% of our net revenue in the second fiscal quarter of 2005, and for 36%, 30% and 26% of our total net revenue in fiscal 2004, 2003 and 2002, respectively. We expect that revenue from customers outside North America will continue to account for a significant portion of our total net revenue. Lower sales levels that typically occur during the summer months in Europe and some other overseas markets may materially and adversely affect our business. In addition, sales of many of our customers depend on international sales and consequently further expose us to the risks associated with such international sales.

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

Managing Excess or Obsolete Inventory is complex

          Managing the Company’s inventory of components and finished products is a complex task. A number of factors, including, but not limited to, the need to maintain a significant inventory of certain components that are in short supply or that must be purchased in bulk to obtain favorable pricing or require long lead times, the general unpredictability of demand for specific products, may result in the Company maintaining large amounts of inventory. Inventory which is not used or expected to be used as and when planned may become excess or obsolete. Any excess or obsolete inventory could also result in sales price reductions and/or inventory write-downs, which we expect to continue, and historically have adversely, affected the Company’s business and results of operations.

We may incur unanticipated costs and liabilities, including costs under environmental laws and regulations.

     Our operations use certain substances and generate certain wastes that are regulated or may be deemed hazardous under environmental laws. Some of these laws impose liability for cleanup costs and damages relating to releases of hazardous substances into the environment. Such laws may become more stringent in the future. In the past, costs and liabilities arising under such laws have not been material; however, we are not certain that such matters will not be material to us in the future.

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

Recently enacted and proposed regulatory changes will cause us to incur increased costs

     Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, have and will continue to increase our expenses as we evaluate the implications of new rules and devote resources to respond to the new requirements. In particular, we expect to incur additional SG&A expense as we implement Section 404 of the Sarbanes-Oxley Act, which requires management to report on, and our Independent Registered Public Accounting Firm to attest to, our internal controls. The compliance with these new rules could also result in continued diversion of management’s time and attention, which could prove to be disruptive to normal business operations. Further, the impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, which could harm our business.

     We are currently performing the system and process evaluation required to ensure compliance as of June 30, 2005 with the management certification and auditor attestation requirements of Section 404 of the Sarbanes Oxley Act. While we currently anticipate that we will timely complete all such actions, we cannot at this time provide absolute assurance that all such actions will timely be completed. Possible consequences of failure include, sanction or investigation by regulatory authorities, such as the Securities Exchange Commission or the Nasdaq National Market, and inability to timely file our Annual Report on Form 10-K for fiscal 2005. Any such action could harm our stock price.

If we fail to manage our exposure to worldwide financial and securities markets successfully, our operating results could suffer

     We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. We often utilize derivative financial instruments to mitigate these risks. We do not use derivative financial instruments for speculative or trading purposes. The primary objective of most of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, a majority of our marketable investments are floating rate and municipal bonds, auction instruments and money market instruments denominated in U.S. dollars. When we acquire assets denominated in foreign currencies, we usually mitigate currency risks associated with these exposures with forward currency contracts. A substantial portion of our net revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, some of these activities are conducted in other currencies, primarily Canadian and European currencies. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, we may enter into foreign currency forward contracts. The contracts reduce, but do not always entirely eliminate, the impact of foreign currency exchange rate movements. Actual results on our financial position may differ materially.

     We also hold investments in other public and private companies, including, among others, Nortel Networks, Adept and ADVA, and have limited funds invested in private venture funds. All three companies have experienced severe stock price declines during the recent economic downturn, which have greatly reduced the value of our investments, and we have written down the value of these investments as the decline in fair value was deemed to be other-than-temporary. In addition to our investments in public companies, we have in the past and expect to continue to make investments in privately held companies as well as venture capital investments for strategic and commercial purposes. For example, we had a commitment to provide additional funding of up to $ 13.6 million to certain venture capital investment partnerships as of December 31, 2004. In recent months some of the private companies in which we held investments have ceased doing business and have either liquidated or are in bankruptcy proceedings. If the carrying value of our investments exceeds the fair value and the decline in fair value is deemed to be other-than-temporary, we will be required to further write down the value of our investments, which could materially harm our results of operations or financial condition.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Pending Litigation

The Securities Class Actions:

     As discussed in our previous filings, litigation under the federal securities laws has been pending against the Company and certain former and current officers and directors since March 27, 2002. On January 6, 2005, the Court issued rulings on Defendants’ motions to dismiss Plaintiffs’ Second Amended Complaint in In re JDS Uniphase Corporation Securities Litigation, C-02-1486 (N.D. Cal.). The Court denied the motion to dismiss claims against the Company, Jozef Straus, Anthony R. Muller, and Charles Abbe, and granted in part and denied in part the motion to dismiss claims against Kevin Kalkhoven. Defendants’ answers to the complaint are due by February 25, 2005. A case management conference is scheduled for April 29, 2005.

     In Zelman v. JDS Uniphase Corp., No. C-02-4656 (N.D. Cal.), a related securities case,an Amended Complaint was filed on February 4, 2005. The complaint is based on the same events alleged by the plaintiffs in In re JDS Uniphase Securities Litigation, and asserts claims against the Company, Jozef Straus, Anthony R. Muller, Charles Abbe, and Kevin Kalkhoven pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5. The complaint alleges a class period from March 6, 2001 through July 26, 2001, and purports to seek damages on behalf of a class of purchasers of securities issued by an investment bank that were allegedly linked to the price of JDSU stock. The Zelman plaintiffs seek an unspecified amount of damages. Defendants’ responses to the Amended Complaint are due by February 25, 2005. If Defendants choose to respond by moving to dismiss, their motions will be heard on April 29, 2005.

The Derivative Actions:

     As discussed in our previous filings, derivative actions purporting to be brought on the Company’s behalf have been filed in state and federal courts against several of our current and former officers and directors based on the same events alleged in the securities litigation. On January 6, 2005, the Court issued an order staying Corwin v. Kaplan, No. C-02-2020 (N.D. Cal.), pending resolution of In re JDS Uniphase Corporation Securities Litigation. On January 19, 2005, the Court issued a further order stating that, in light of the January 6, 2005 stay order, it would deny Defendants’ motion to dismiss the Corwin action without prejudice. A stay remains in place in the California state derivative action, In re JDS Uniphase Corporation Derivative Litigation, Master File No. CV806911 (Santa Clara Super. Ct.), and a status conference is scheduled for February 8, 2005. As noted in our previous filings, the plaintiff in that action has issued a shareholder inspection demand that has been disputed by the Company. The dispute remains unresolved. No activity has occurred in Cromas v. Straus, Civil Action No. 19580 (Del. Ch. Ct.), the Delaware derivative action, since our last filing.

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

The ERISA Actions:

     As discussed in our previous filings, a consolidated action entitled In re JDS Uniphase Corporation ERISA Litigation, Master File No. C-03-4743 CW, is pending in the District Court for the Northern District of California against the Company and certain of its former and current officers and directors on behalf of a purported class of participants in the Company’s 401(k) Plan. Defendants’, moved to dismiss Plaintiffs’ consolidated amended complaint on filed January 31, 2005. A hearing on Defendants’ motion to dismiss is scheduled for April 29, 2005.

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

     None.

Item 3. Defaults upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     The Company’s Annual Meeting of Stockholders (the “Annual Meeting”) was held on November 16, 2004. At the Annual Meeting, two items were voted upon:

1. The election of three Class I Directors to serve until the 2007 Annual Meeting of Stockholders and until their successors are elected and qualified:

          (i) Bruce D. Day

          (ii) Martin A. Kaplan

          (iii) Kevin J. Kennedy, Ph.D.

          The Company’s directors listed below will continue in office for the remainder of their terms or earlier in accordance with the Company’s bylaws.

          Class II Directors whose terms will expire in 2006

          (i) Robert E. Enos

          (ii) Peter A. Guglielmi

          Class III Directors whose term will expire in 2005

          (i) Richard T. Liebhaber

          (ii) Casimir S. Skrzypczak

2.	To ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2005.

     The voting results were as follows:

	For	Against	Withheld	Abstained	Broker Non-Votes
1. Directors:
Bruce D. Day	1,163,656,281	—	85,759,261	—	—
Martin A. Kaplan	1,125,159,796	—	124,255,746	—	—
Kevin J. Kennedy, Ph.D.	1,156,016,439	—	93,399,103	—
2. Appointment of Ernst & Young LLP	1,226,898,220	14,877,011	—	7,633,337

Item 5. Other Information

     As of December 31, 2004, the following executive officers and members of the Company’s Board of Directors maintained “plans” under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, for trading in shares of the Company’s common stock and/or exchangeable shares:

Christopher S. Dewees
Robert E. Enos
Ronald C. Foster
Martin A. Kaplan
Stan Lumish
Casimir Skrzypczak
Mark S. Sobey
Thomas Znotins

Item 6. Exhibits

     (a) Exhibits:

Exhibit No.	Exhibit Description

10.28	2003 Equity Incentive Plan – Notice of Restricted Stock Unit Award (Form)

10.29	2003 Equity Incentive Plan – Notice of Performance Unit Award (Form)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JDS Uniphase Corporation (Registrant)
Date: February 9, 2005	/s/ Ronald C. Foster
By: Ronald C. Foster
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description

10.28	2003 Equity Incentive Plan — Notice of Restricted Stock Unit Award (Form)

10.29	2003 Equity Incentive Plan — Notice of Performance Unit Award.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.