Form 10-Q
period 2005-03-31
JDS UNIPHASE CORP /CA/
filed 2005-05-12
CIK 912093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005*

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

Number of shares of common stock outstanding as of April 2, 2005 was 1,448,136,256 including 58,192,901 exchangeable shares of JDS Uniphase Canada Ltd. Each exchangeable share is exchangeable at any time into common stock on a one-for-one basis, entitles a holder to dividend and other rights economically equivalent to those of the common stock, and through a voting trust, votes at meetings of stockholders of the Registrant.

*	Our quarter ended formally on April 2, 2005. For more information see Note 1 to Condensed Consolidated Financial Statements regarding Registrant’s fiscal periods.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

JDS UNIPHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
Net revenue	$166.3	$161.4	$541.3	$461.4
Cost of goods sold	141.5	121.0	443.8	357.0

Gross profit	24.8	40.4	97.5	104.4

Operating expenses:
Research and development	22.5	25.6	71.4	74.4
Selling, general and administrative	38.0	35.6	118.7	111.2
Amortization of intangibles	4.8	3.9	14.3	11.8
Reduction of other long-lived assets	2.6	10.5	7.1	53.8
Restructuring charges	1.5	1.7	10.6	7.5

Total operating expenses	69.4	77.3	222.1	258.7

Loss from operations	(44.6)	(36.9)	(124.6)	(154.3)
Interest and other income, net	5.4	5.1	13.4	16.4
Gain on sale of investments	2.0	19.2	4.3	39.6
Reduction in fair value of investments	(3.4)	(1.5)	(8.4)	(3.8)
Gain / (loss) on equity method investments	0.2	(0.5)	(3.5)	(6.5)

Loss before income taxes and cumulative effect of an accounting change	(40.4)	(14.6)	(118.8)	(108.6)
Income tax benefit	(1.8)	(7.3)	(3.2)	(17.7)

Loss before cumulative effect of an accounting change	(38.6)	(7.3)	(115.6)	(90.9)
Cumulative effect of an accounting change	—	—	—	(2.9)

Net loss	$(38.6)	$(7.3)	$(115.6)	$(93.8)

Loss per share - basic and diluted
Before cumulative effect of an accounting change	$(0.03)	$(0.01)	$(0.08)	$(0.07)

Net loss	$(0.03)	$(0.01)	$(0.08)	$(0.07)

Shares used in per-share calculation—basic and diluted	1,446.7	1,438.3	1,444.4	1,436.5

See accompanying notes to condensed consolidated financial statements

JDS UNIPHASE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and par value data)

	March 31, 2005	June 30, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$301.3	$327.5
Short-term investments	1,078.9	1,221.2
Accounts receivable, net of allowances of $7.5 and $11.8 at March 31, 2005 and June 30, 2004, respectively	112.3	112.7
Inventories, net	118.6	125.0
Refundable income taxes	6.4	5.8
Other current assets	69.4	59.5

Total current assets	1,686.9	1,851.7
Property, plant and equipment, net	164.3	195.6
Deferred income taxes	2.0	12.0
Goodwill, net	213.7	204.8
Other intangibles, net	73.5	81.4
Long-term investments	40.4	42.4
Other assets	3.8	4.3

Total assets	$2,184.6	$2,392.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$69.7	$74.1
Accrued payroll and related expenses	35.8	38.4
Income taxes payable	28.2	33.5
Deferred income taxes	2.0	12.0
Restructuring accrual	50.8	84.2
Warranty accrual	12.6	25.1
Other current liabilities	70.3	80.7

Total current liabilities	269.4	348.0

Long-term debt	466.5	464.7
Other non-current liabilities	8.2	8.4
Commitments and contingencies
Stockholders’ equity:
Preferred stock – par value $0.001, 1,000,000 authorized; one share issued and outstanding	—	—
Common stock - par value $0.001, 3,000,000,000 authorized; 1,448,136,256 and 1,440,404,236 shares issued and outstanding at March 31, 2005 and June 30, 2004, respectively	1.4	1.4
Additional paid-in capital	68,590.7	68,577.1
Accumulated deficit	(67,127.6)	(67,012.0)
Accumulated other comprehensive income (loss)	(24.0)	4.6

Total stockholders’ equity	1,440.5	1,571.1

Total liabilities and stockholders’ equity	$2,184.6	$2,392.2

See accompanying notes to condensed consolidated financial statements

JDS UNIPHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Nine Months Ended
	March 31, 2005	March 31, 2004
OPERATING ACTIVITIES:
Net loss	$(115.6)	$(93.8)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	31.5	30.5
Amortization expense	14.3	11.8
Amortization of deferred compensation and other stock-based compensation expense	—	2.0
Non-cash tax (benefit) / loss associated with unrealized gain on marketable securities	0.2	(19.2)
Non-cash accretion on discount of long-term debt	1.8	0.9
Non-cash restructuring charge	1.5	9.4
Reduction of goodwill and other long-lived assets	7.1	53.8
Loss on sale of investments	(0.3)	(39.4)
Reduction in fair value of investments	8.4	3.8
Loss on equity method investments	3.5	6.5
Loss on disposal of property and equipment	2.0	0.5
Cumulative effect of change in accounting principle	—	2.9
Changes in operating assets and liabilities:
Accounts receivable	0.7	(13.7)
Inventories	0.5	(19.0)
Other current assets	(2.1)	1.7
Accounts payable	(4.5)	11.9
Income taxes payable	(6.1)	38.0
Accrued payroll and related expenses	(2.8)	(8.6)
Other liabilities	(54.9)	(82.1)

Net cash used in operating activities	(114.8)	(102.1)

INVESTING ACTIVITIES:
Purchases of short term investments	(1,341.3)	(3,280.8)
Proceeds from sales of short term investments	1,455.0	3,285.9
Net purchases of long term investments	(11.7)	(4.7)
Acquisitions of businesses, net of cash acquired	(13.5)	(1.6)
Purchases of property, plant and equipment	(24.7)	(60.5)
Proceeds from sale of property, plant and equipment	11.0	36.0
Other assets, net	—	2.2

Net cash provided by (used in) investing activities	74.8	(23.5)

FINANCING ACTIVITIES:
Repayment of debt	(0.5)	(0.2)
Proceeds from issuance of debt	—	462.7
Proceeds from issuance of common stock other than in initial public offering	13.6	17.6

Net cash provided by financing activities	13.1	480.1

Effect of exchange rate changes on cash and cash equivalents	0.7	(0.4)
Increase / (decrease) in cash and cash equivalents	(26.2)	354.1
Cash and cash equivalents at beginning of period	327.5	241.9

Cash and cash equivalents at end of period	$301.3	$596.0

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

Note 1. Basis of Presentation

The financial information as of March 31, 2005 and for the three and nine months ended March 31, 2005 and 2004 is unaudited, but includes all normal and recurring adjustments that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and rules and regulations of the Securities and Exchange Commission. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2004.

The balance sheet at June 30, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results for the three and nine months ended March 31, 2005 may not be indicative of results for the year ending June 30, 2005 or any future periods.

Fiscal Years: The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to June 30. The third quarters of fiscal 2005 and 2004 ended on April 2, 2005 and April 3, 2004, respectively. For comparative presentation purposes, all accompanying financial statements and footnotes thereto have been shown as ending on the last day of the calendar month.

Cumulative Effect of an Accounting Change: During the first quarter of fiscal 2004, the Company adopted Interpretation No. 46 “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46R”) with respect to a synthetic lease agreement pertaining to two separate properties. The arrangement was a variable interest entity as defined under FIN 46 and the Company was the primary beneficiary.

As a result, the Company recognized a non-cash adjustment of $2.9 million, reflecting cumulative depreciation on the two properties from the inception of the lease until the assets were purchased by the Company on September 16, 2003, as a cumulative effect of an accounting change in the accompanying Condensed Consolidated Statements of Operations.

Principles of Consolidation: The consolidated financial statements have been prepared in accordance with U.S. GAAP and include the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated.

Use of Estimates: The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of net revenue and expenses during the period. The Company bases estimates on historical experience and on various assumptions about the future that are believed to be reasonable based on available information. Actual results could differ from those estimates.

Reclassifications: The Company has reclassified certain immaterial prior year balances to conform to the current year presentation.

Note 2. Recent Accounting Pronouncements

SFAS No. 123R

In December of 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 123, Share-Based Payment (Revised 2004) (“SFAS 123R”). SFAS 123R requires the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in the Company’s consolidated financial statements. In addition, the adoption of SFAS 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS 123R is effective beginning in the Company’s first quarter of fiscal 2006. The Company plans to use the modified prospective transition method to adopt this new standard and expects to have a material impact on the consolidated financial position and results of operations. For the historical impact of stock-based compensation expense, see Note 3.

SFAS No. 153

In December of 2004, the FASB issued Statement of Financial Accounting Standard No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29 (“SFAS 153”). SFAS 153 addresses the measurement of exchanges of non-monetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS 153 is effective for non-monetary asset exchanges beginning in our first quarter of fiscal 2006. The Company does not believe adoption of SFAS 153 will have a material effect on our consolidated financial position or results of operations.

FSP No. FAS 109-2

On December 21, 2004, the FASB issued FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP FAS 109-2”). The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. The Company currently has no plans to repatriate foreign earnings.

SFAS No. 151

In November of 2004, the FASB issued Statement of Financial Accounting Standard No. 151, Inventory Costs – An Amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 clarifies treatment of abnormal amounts of idle facility expense, freight, handling costs and spoilage, specifying that such costs should be expensed as incurred and not included in overhead. The new statement also requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Companies must apply the standard prospectively. The Company does not believe that the impact of this new standard will have a material effect on our financial statements or results of operations.

EITF No. 04-8

In July 2004, the FASB reached the consensus in Emerging Issues Task Force Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share (“EITF 04-8”) that contingently convertible debt instruments should be included in the diluted earnings per share computation regardless of whether the contingency has been met. The consensus reached by the Task Force is effective for reporting periods ending after December 15, 2004. Under the consensus reached by the EITF, the Company would include the 96.2 million contingently convertible shares in our calculation of diluted earnings per share if the Company had net income.

EITF No. 03-1

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-01”). The objective of EITF 03-1 is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In October 2004, the FASB delayed the recognition and measurement provisions of EITF 03-1 until implementation guidance is issued, which is expected to be in early 2005. The disclosure requirements are effective for annual periods ending after June 15, 2004, and remain in effect. The Company has adopted EITF 03-1 disclosure requirements and does not believe the impact is material to the company’s overall results of operations or financial position.

Note 3. Stock-Based Compensation

In December of 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123, Share-Based Payment (Revised 2004) (“SFAS 123R”). SFAS 123R requires the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. Until the Company adopts SFAS 123R in fiscal 2006, it will continue to account for the stock compensation in accordance with Accounting Principles Board’s Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).

In accordance with Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation —Transition and Disclosure — an amendment of FAS 123” (“SFAS 148”), the Company elected to continue to account for its employee stock compensation under the intrinsic value based method of accounting prescribed by APB 25 and disclose the pro forma effects of its employee stock compensation on net loss and net loss per share. Under APB 25, when the exercise price of the Company’s employee stock compensation equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. SFAS 148 requires the Company to provide more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used in the reported results. SFAS 148 also requires the Company to disclose pro forma information regarding option grants made to its employees based on specified valuation techniques that produce estimated compensation charges. The pro forma is as follows (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
Reported net loss	$(38.6)	$(7.3)	$(115.6)	$(93.8)

Add: Stock-based compensation expense included in reported net loss, net of tax	0.1	0.2	—	2.0
Less: Pro forma stock-based compensation expense, net of tax	(17.6)	(69.7)	(85.6)	(218.7)

Pro forma net loss	$(56.1)	$(76.8)	$(201.2)	$(310.5)

Reported net loss per share—basic and diluted	$(0.03)	$(0.01)	$(0.08)	$(0.07)

Pro forma net loss per share—basic and diluted	$(0.04)	$(0.05)	$(0.14)	$(0.22)

The value of options granted was estimated at the date of grant using the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
Expected life (in years)	4.3	5.0	4.3	5.0
Volatility	53%	75%	58%	75%
Risk-free interest rate	3.82%	3.07%	3.50%	3.10%
Dividend yield	n/a	n/a	n/a	n/a

Note 4. Other Comprehensive Income

The Company’s accumulated other comprehensive income (loss) consists of foreign currency translation adjustments, accumulated net unrealized gains on available-for-sale investments, less an adjustment for net gain on investments previously included in net income and the estimated tax (benefit). The components of comprehensive loss were as follows (in millions):

	Three Months Ended		Nine Months Ended
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
Net loss	$(38.6)	$(7.3)	$(115.6)	$(93.8)
Other comprehensive income
Change in foreign currency translation	0.5	2.2	1.2	2.8
Unrealized (losses) gains on investments	(15.8)	25.6	(29.8)	48.7
Investment losses previously included in net income	—	(10.2)	—	(12.1)
Tax provision on marketable securities	—	(7.8)	—	(19.2)

Net change in other comprehensive income	(15.3)	9.8	(28.6)	20.2
Unrealized losses on cash flow hedges	—	(1.3)	—	(1.2)

Comprehensive income (loss)	$(53.9)	$1.2	$(144.2)	$(74.8)

At March 31, 2005 and June 30, 2004, balances for unrealized (losses) gains on investments and foreign currency translation were as follows (in millions):

	March 31, 2005	June 30, 2004
Unrealized (losses) gains on investments	$(8.8)	$21.0
Foreign currency translation	(15.2)	(16.4)

Accumulated other comprehensive income (loss)	$(24.0)	$4.6

Note 5. Net Loss Per Share

As the Company incurred net losses for the three and nine months ended March 31, 2005, the effect of dilutive securities (in-the-money stock options) totaling 1.7 million equivalent shares and 3.5 million equivalent shares, respectively, has been excluded from the calculation of diluted net loss per share because it was anti-dilutive. As the Company incurred net losses for the three and nine months ended March 31, 2004, the effect of dilutive securities totaling 13.5 million and 6.9 million equivalent shares, respectively, has been excluded from the calculation of diluted net loss per share because it was anti-dilutive. The Company also excluded from the calculation of diluted net loss per share approximately 96.2 million shares related to the convertible debt. For additional information see Note 19.

The following table sets forth the computation of basic and diluted net loss per share (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
Loss before cumulative effect of an accounting change	$(38.6)	$(7.3)	$(115.6)	$(90.9)
Cumulative effect of an accounting change	—	—	—	(2.9)

Net loss	$(38.6)	$(7.3)	$(115.6)	$(93.8)

Loss per share - basic and diluted
Before cumulative effect of an accounting change	$(0.03)	$(0.01)	$(0.08)	$(0.07)
Cumulative effect of an accounting change	—	—	—	—

Net loss	$(0.03)	$(0.01)	$(0.08)	$(0.07)

Shares used in per-share calculation—basic and diluted	1,446.7	1,438.3	1,444.4	1,436.5

During the three and nine months ended March 31, 2005, approximately 3.5 million and 7.7 million common shares issued from options exercised and employee stock purchase plans, respectively, were added to the number of common shares outstanding. During the three and nine months ended March 31, 2005, approximately 2.9 million and 5.7 million shares were due to the issuance of common shares under the Company’s Employee Stock Purchase Plan and the remainder was due to the exercise of stock options, respectively.

During the three and nine months ended March 31, 2004, approximately 4.8 million and 8.7 million common shares issued from options exercised and employee stock purchase plans, respectively, were added to the number of common shares outstanding. During the three and nine months ended March 31, 2004, approximately 3.2 million and 5.9 million shares were due to the issuance of common shares under the Company’s Employee Stock Purchase Plan and the remainder was due to the exercise of stock options, respectively.

Note 6. Inventories

Inventories are stated at the lower of cost or market, and include material, labor and manufacturing overhead costs. The Company also reserves for inventories for which there is no forecasted customer demand for the next 12 months. The components of inventories (net) consisted of the following (in millions):

	March 31, 2005	June 30, 2004
Finished goods	$18.9	$23.3
Work in process	35.8	41.6
Raw materials and purchased parts	63.9	60.1

Total net inventories	$118.6	$125.0

Inventories contained components and assemblies in excess of the Company’s current estimated requirements that were fully reserved at March 31, 2005 and June 30, 2004.

The Company increased excess and obsolete reserve of $9.3 million and $19.9 million for the three and nine months ended March 31, 2005, respectively. The Company increased excess and obsolete reserve of $9.5 million and $22.1 million for the three and nine months ended March 31, 2004, respectively.

The Company also consumed previously reserved inventories of $8.5 million and $27.7 million for the three and nine months ended March 31, 2005, respectively. The Company consumed previously reserved inventories of $10.7 million and $34.4 million for the three and nine months ended March 31, 2004, respectively.

Note 7. Goodwill

In May 2004, the Company purchased E2O Communications Incorporated (“E2O”). During the first nine months of fiscal 2005, net additional goodwill of $2.7 million was recorded as a result of adjustments to the original purchase price. The additional goodwill is included in the Communications Products segment. In July 2004, the Company purchased Advanced Digital Options, Inc. (“ADO”). During the first nine months of fiscal 2005, goodwill of $6.2 million was recorded as a result of the acquisition and is included in the Commercial and Consumer Products segment. See Note 16 for additional information on activities relating to these acquisitions.

Goodwill by reportable segment is as follows (in millions):

	March 31, 2005	June 30, 2004
Communications Products Group	$128.2	$125.5
Commercial and Consumer Products Group	85.5	79.3

Total	$213.7	$204.8

During the three and nine months ended March 31, 2005 and 2004, the Company recorded no impairment charges under Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”).

Note 8. Balance Sheet Details

The components of property, plant and equipment were as follows (in millions):

	March 31, 2005	June 30, 2004
Land	16.9	20.4
Buildings and improvements	20.9	27.4
Machinery and equipment	211.3	213.8
Furniture, fixtures, software and office equipment	59.6	71.5
Leasehold improvements	39.7	46.3
Construction in progress	13.3	19.6

	361.7	399.0
Less: accumulated depreciation	(197.4)	(203.4)

Total property, plant and equipment, net	164.3	195.6

The components of other current liabilities were as follows (in millions):

	March 31, 2005	June 30, 2004
Deferred revenue	$6.2	$10.2
Deferred compensation	7.1	7.2
Other current liabilities	57.0	63.3

	$70.3	$80.7

Note 9. Other Intangibles

During the first nine months of fiscal 2005, identified intangible assets increased by $6.4 due to the acquisition of ADO. The following tables present detail of the Company’s other intangibles (in millions):

	March 31, 2005			June 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$120.5	$(62.6)	$57.9	$114.0	$(52.9)	$61.1
Other	41.2	(25.6)	$15.6	41.3	(21.0)	20.3

Total intangibles	$161.7	$(88.2)	$73.5	$155.3	$(73.9)	$81.4

Amortization of intangibles was $4.8 million and $14.3 million for the three and nine months ended March 31, 2005, respectively. Amortization of intangibles was $3.9 million and $11.8 million for the three and nine months ended March 31, 2004, respectively.

Based on the carrying amount of the intangibles as of March 31, 2005, the estimated future amortization is as follows (in millions):

Years Ended June 30,
2005 (April 1, 2005 to June 30, 2005)	$4.9
2006	17.8
2007	14.6
2008	8.0
2009	5.5
Thereafter	22.7

Total amortization	$73.5

Note 10. Investments

Short-Term Investments:

The components of the Company’s short-term investments include 1) available-for-sale which are mostly debt and marketable equity securities and 2) trading securities which represent assets of a deferred compensation plan. As of March 31, 2005, the estimated fair value of available-for-sale securities and trading securities was $1,071.8 million and $7.1 million, respectively.

Long-Term Investments:

The components of the Company’s long-term investments include non-marketable cost and equity method investments. As of March 31, 2005, the Company had total long-term investments of $40.4 million.

Reduction of Fair Value of Investments:

The Company regularly evaluates the carrying value of its investments. When the carrying value of an investment exceeds the fair value and the decline in value is deemed to be other-than-temporary, the Company writes down the investment to its fair value. During the three and nine months ended March 31, 2005, the Company recorded other-than-temporary reductions in fair value of certain non-marketable investments of $3.4 million and $8.4 million, respectively. During the three and nine months ended March 31, 2004 the Company recorded other-than-temporary reductions in fair value of certain non-marketable equity investments of $1.5 million and $3.8 million, respectively.

Gain (loss) on Equity Method Investments:

During the three and nine month periods ended March 31, 2005, the Company recorded a gain of $0.2 million and a loss of $(3.5) million, respectively, as its pro rata share of net gains (losses) in its equity method investments. During the three and nine month periods ended March 31, 2004, the Company recorded losses of $(0.5) million and $(6.5) million, respectively, as its pro rata share of net losses in its equity method investments.

Variable Interest Entities

The Company has reviewed its cost and equity method investments and other variable interests with respect to revised Interpretation No. 46 “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46R”), which was originally issued in January 2003 to determine whether those entities are variable interest entities and, if so, whether the Company is the primary beneficiary of any of its investee companies. At March 31, 2005, the Company had 24 cost and equity method investments primarily in privately held companies and venture funds that have the potential to provide strategic technologies and relationships to the Company’s businesses. The Company has determined that these investments do not require consolidation as they are either not variable interest entities or in the event that they are variable interest entities, the Company is not considered to be the primary beneficiary. The Company’s maximum exposure to loss for these investments at March 31, 2005 is limited to the carrying amount of its investment of $31.6 million in such entities and its minimum funding commitments of $12.6 million.

Note 11. Commitments and Contingencies

Pending Litigation

The Securities Class Actions:

As discussed in the Company’s previous filings, litigation under the federal securities laws has been pending against the Company and certain former and current officers and directors since March 27, 2002. On February 28, 2005, Defendants in In re JDS Uniphase Corporation Securities Litigation, C-02-1486 (N.D. Cal.), answered the Second Amended Complaint. Both Lead Plaintiff and JDSU have propounded discovery. JDSU has served written responses and has begun document production. The parties also have served initial disclosures pursuant to Rule 26(a) (1) of the Federal Rules of Civil Procedure and have produced some documents in connection with their disclosures. A case management conference is scheduled for June 24, 2005.

In Zelman v. JDS Uniphase Corp., No. C-02-4656 (N.D. Cal.), a related securities case, Defendants moved to dismiss the Amended Complaint on February 25, 2005. On April 6, 2005, Judge Wilken referred Defendants’ motion to Judge William W. Schwarzer of the District Court for the Northern District of California. Judge Wilken further ordered that the hearing for Defendants’ motion shall be reset by Judge Schwarzer. A case management conference before Judge Wilken is scheduled for June 24, 2005.

The Derivative Actions:

As discussed in the Company’s previous filings, derivative actions purporting to be brought on the Company’s behalf have been filed in state and federal courts against several of the Company’s current and former officers and directors based on the same events alleged in the securities litigation. No activity has occurred in Corwin v. Kaplan, No. C-02-2020 (N.D. Cal.), since the last filing. On February 8, 2005, the Court lifted the stay of the California state derivative action, In re JDS Uniphase Corporation Derivative Litigation, Master File No. CV806911 (Santa Clara Super. Ct.). On March 11, 2005, Defendants updated their demurrer to complaint, which was pending when the action was stayed. Defendant Ernst & Young also moved to compel arbitration of Plaintiffs’ claims against it. The demurrers and motion to compel arbitration are scheduled to be heard on July 26, 2005. A case management conference also is scheduled for that day. As noted in the previous filings, the plaintiff in that action has issued a shareholder inspection demand that has been disputed by the Company. The dispute remains unresolved. No activity has occurred in Cromas v. Straus, Civil Action No. 19580 (Del. Ch. Ct.), the Delaware derivative action, since the last filing.

The OCLI and SDL Shareholder Actions:

As discussed in the Company’s previous filings, plaintiffs purporting to represent the former shareholders of OCLI and SDL have filed suit against the former directors of those companies, asserting that they breached their fiduciary duties in connection with the events alleged in the securities litigation against the Company. No activity has occurred in either the OCLI action, Pang v. Dwight, No. 02-231989 (Sonoma Super. Ct.), or the SDL action, Cook v. Scifres, Master File No. CV814824 (Santa Clara Super. Ct.), since the last filing.

The ERISA Actions:

As discussed in the Company’s previous filings, a consolidated action entitled In re JDS Uniphase Corporation ERISA Litigation, Master File No. C-03-4743 CW, is pending in the District Court for the Northern District of California against the Company and certain of its former and current officers and directors on behalf of a purported class of participants in the Company’s 401(k) Plan. On April 6, 2005, Judge Wilken referred Defendants’ motion to dismiss Plaintiffs’ consolidated amended complaint to Judge William W. Schwarzer. Judge Wilken further ordered that the hearing for Defendants’ motion shall be reset by Judge Schwarzer. Plaintiffs opposed Defendants’ motion on March 11, 2005. A case management conference before Judge Wilken is scheduled for June 24, 2005.

The Company believes that the factual allegations and circumstances underlying these securities class actions, derivative actions, the OCLI and SDL class actions, and the ERISA class actions are without merit. The expense of defending these lawsuits has been costly, will continue to be costly, and could be quite significant and may not be covered by the Company’s insurance policies. The defense of these lawsuits could also result in continued diversion of the Company’s management’s time and attention away from business operations which could prove to be time consuming and disruptive to normal business operations. An unfavorable outcome or settlement of this litigation could have a material adverse effect on the Company’s financial position, liquidity or results of operations.

The Company is a party to other litigation matters and claims, which are normal in the course of its operations. While the results of such litigation matters and claims cannot be predicted with certainty, the Company believes that their final outcome will not have a material adverse impact on its financial position, liquidity, or results of operations.

Note 12. Reduction of Other Long-Lived Assets

During the three and nine months ended March 31, 2005, the Company recorded $2.6 million and $7.1 million, respectively, reductions in the carrying value of its long-lived assets. During the three and nine months ended March 31, 2004, the Company recorded $10.5 million and $53.8 million, respectively, reductions in the carrying value of its long-lived assets. The reductions were recorded in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).

Assets Held and Used:

During the three and nine months ended March 31, 2005, no assets classified as held and used were reduced in value as the Company noted no indicators of impairment during these periods related to the Company’s remaining long-lived assets, including purchased intangibles. During the three months ended March 31, 2004, in accordance with SFAS No. 144, the Company reduced to estimated realizable value certain manufacturing equipment by $7.7 million, and other assets by $3.7 million. During the first nine months of fiscal 2004, specifically in the first quarter of fiscal 2004, as a result of the adoption of FIN46 with respect to two properties under a synthetic lease agreement, the Company recognized a $5.0 million deferred impairment charge related to the Melbourne, Florida properties, which was originally being amortized over the term of the lease.

Assets Held for Sale:

The Company began to market the facilities at Melbourne, Florida and Research Triangle Park, North Carolina during the second quarter of fiscal 2005 and expected to complete the sale of these facilities by December 31, 2005. During the third quarter of fiscal 2005 the facility in Research Triangle Park, North Carolina was sold for $6.6 million. In the three and nine months ended March 31, 2005, the Ottawa corporate campus, which was previously classified as held for sale in fiscal 2004, was adjusted down by $3.1 million and $7.6 million, respectively, in accordance with SFAS 144. The Company is still actively marketing the property as of March 31, 2005.

During the three and nine months ended March 31, 2004, the Company adjusted the carrying value of certain assets classified as held for sale. In accordance with SFAS 144, the Company recorded total impairment charges of $(0.9) million and $37.4 million for the three and nine month periods ended March 31, 2004, representing the amount by which the carrying value of the assets exceeded fair value less cost to sell.

Note 13. Restructuring and Global Realignment

Overview:

During the second quarter of fiscal 2004, the Company announced the completion of the Global Realignment Program (GRP), which began in April 2001. That program focused on large-scale site and employee reductions. The Company will continue to take advantage of opportunities to further reduce costs through targeted, customer-driven, restructuring events, intended to consolidate the Company and rationalize the manufacture of our products based on core competencies and cost efficiencies. Restructure activities entered into through the second quarter of 2004 are described under the GRP, while activities beginning in the third quarter of fiscal 2004 are described under Restructuring Actions.

Restructuring Actions:

During the third quarter of fiscal 2005, the Company notified for termination approximately 136 employees of which 97 were engaged in manufacturing, 25 were engaged in research and development, and 14 in selling, general and administrative functions, and recorded lease adjustments to post GRP lease charges. These charges for the third quarter of 2005 totaled $2.4 million related to severance and benefits. All the employees are located in North America. As of March 31, 2005, no employees have been terminated. The remaining severance and benefit payments resulting from the third quarter fiscal 2005 restructuring activities are scheduled to be paid through the first quarter of fiscal 2006. In addition to the expenses recorded relating to the restructuring program announced this quarter, the Company also reversed a lease accrual of $(0.7) million from the GRP which is no longer required due to early termination of a lease and $(0.2) million of severance related adjustment relating to prior programs.

During the second quarter of fiscal 2005, the Company notified for termination approximately 390 employees of which 264 were engaged in manufacturing and 26 in selling, general and administrative functions. An amount of $0.5 million relating to severance and benefits was recorded as a result of this announcement. All the employees are located in Asia. As of March 31, 2005, no employees have been terminated. The remaining severance and benefit payments resulting from the second quarter fiscal 2005 restructuring activities are scheduled to be paid through the first quarter of fiscal 2006. In addition to the expenses recorded relating to the restructuring program announced this quarter, the Company recorded adjustments for 1) $2.9 million of lease expense for the GRP due to change in estimated sublease income on restructured properties and 2) $0.2 million in severance and benefits and $0.2 million in facility leases relating to prior programs.

During the first quarter of fiscal 2005, the Company terminated or notified for termination approximately 225 employees and restructured a lease at one of its manufacturing operations. Of the total employees terminated, 221 were in North America and 4 were in Europe. All employees were engaged in the manufacturing function. This will create production efficiencies designed to eliminate costs. These actions resulted in restructuring charges of $4.8 million primarily related to severance and benefits. As of March 31, 2005, 16 employees have been terminated. The remaining severance and benefit payments resulting from the first quarter fiscal 2005 restructuring activities are scheduled to be paid through the first quarter of fiscal 2006. In addition to the expenses recorded relating to the restructuring program announced this quarter, the Company recorded adjustments for $0.5 million of lease expense for the GRP due to change in estimated sublease income on restructured properties.

The restructuring activities during the Company’s third and fourth quarters of fiscal 2004 resulted in charges of $5.6 million primarily related to severance and benefits. Employee reductions during the third quarter restructuring were approximately 30 in North America and 30 in Asia-Pacific, of which 40 were engaged in manufacturing, 15 in research and development and 5 in selling, general and administration functions. Fourth quarter of fiscal 2004 employee reductions were all in North America and totaled approximately 75, of which 55 were in manufacturing and 20 in selling, general and administrative functions. As of March 31, 2005, 60 and 73 employees have been terminated relating to the third quarter and fourth quarter restructures, respectively. The remaining severance and benefit payments resulting from these restructuring activities are scheduled to be paid through the first quarter of fiscal 2006.

Global Realignment Program:

In April 2001, the Company initiated the GRP, under which it began restructuring its business in response to the economic downturn. From April 2001, through the end of the second quarter of fiscal 2004, the Company implemented nine phases of restructuring activities under the GRP and recorded total restructuring charges of $654.2 million. In addition, the Company incurred charges other than restructuring of $491.5 million related to the GRP. Restructuring activities initiated prior to December 31, 2002 were recorded in accordance with Emerging Issues Task Force 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF No. 94-3”), and restructuring activities initiated after December 31, 2002 were recorded in accordance with Statement of Financial Accounting Standard No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) and Statement of Financial Accounting No. 112, “Employees’ Accounting for Postemployment Benefits” (“SFAS 112”).

Under the GRP, the Company has consolidated and reduced its manufacturing, research and development, sales and administrative facilities in North America, Europe and Asia-Pacific. The company closed 29 sites and buildings relating to various phases of restructuring. Based on the decisions made through the end of the second quarter of fiscal 2004, the Company expected to have reduced its total workforce by approximately 19,900 employees upon the completion of the GRP in which 19,150 related to restructuring activities and 750 related to other decisions made under the GRP. As of March 31, 2005, 19,891 employees have been terminated.

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

Facilities and Equipment and Lease Costs:

In connection with the restructuring activities, management approved and committed the Company to plans to close 29 sites, vacate buildings at the closed sites as well as at other continuing operations, and reduce its workforce by approximately 19,150 employees. These sites were located in Arnhem, Netherlands; Asheville, North Carolina; Bracknell, United Kingdom; Columbus, Ohio; Eatontown, New Jersey; Eindhoven, Netherlands; Freehold, New Jersey; Gloucester, Massachusetts; Hillend, United Kingdom; Horsham, Pennsylvania; Manteca, California; two sites in Ottawa, Canada; Oxford, United Kingdom; Piscataway, New Jersey; Plymouth, United Kingdom; Raleigh, North Carolina; Richardson, Texas; Rochester, New York; two sites in San Jose, California; Shunde, China; Sydney, Australia; Taipei, Taiwan; Toronto, Canada; Torquay, United Kingdom; Victoria, Canada; Waghaeusel-Kirrlach, Germany; and Witham, United Kingdom. One of the San Jose, California sites is related to the E-TEK operations, which were relocated to the Company’s other sites located in West Trenton, New Jersey and Shenzhen, China.

Property and equipment that were disposed of or removed from operations resulted in initial charges totaling $274.4 million. The property and equipment write-downs consisted primarily of owned buildings, leasehold improvements, computer equipment and related software, production and engineering equipment, and office equipment, furniture and fixtures. From inception through the third quarter of fiscal 2005, the Company recorded total adjustments of $11.4 million, primarily due to additional declines in the fair market value of owned buildings held for disposal. In addition, the Company received $8.4 million of cash proceeds in excess of the estimated salvage value of certain restructured assets from inception through the third quarter of fiscal 2005. These assets were written down during fiscal 2001 and 2002 in accordance with Statement of Financial Accounting Standard No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”). The Company adopted SFAS No. 144 at the beginning of fiscal 2003.

The Company incurred initial charges totaling $156.0 million for exiting and terminating leases based on assumptions and related estimates that it deemed appropriate for the economic environment that existed at the time these estimates were made. Initial charges were accrued for phases one though five and seven through nine. The Company estimated the cost of exiting and terminating the facility leases based on the contractual terms of the agreements and real estate market conditions. However, due to the continued deterioration of the commercial real estate market, primarily in the U.S., and the final settlement of certain lease obligations, the Company made appropriate adjustments to the initial restructuring charges recorded for all the phases. The Company’s accrued lease liability for all plans of $42.3 million at March 31, 2005 was net of $18.4 million of estimated sublease income to be generated from sublease contracts not yet negotiated and estimated savings on settlement of future lease terminations.

The following table summarizes the various restructuring plans (in millions):

	Workforce Reduction	Lease Costs	Total
Accrual balance as of June 30, 2003	$25.4	$108.7	$134.1
Restructuring charges-GRP	2.5	2.3	4.8
Restructuring charges	5.6	—	5.6
Cash payments	(25.5)	(19.2)	(44.7)
Adjustments	(0.4)	(15.2)	(15.6)

Accrual balance as of June 30, 2004	7.6	76.6	84.2
Restructuring charges	7.7	—	7.7
Cash payments	(6.8)	(37.2)	(44.0)
Adjustments	—	2.9	2.9

Accrual balance as of March 31, 2005	$8.5	$42.3	$50.8

Charges Other Than Restructuring:

In addition to the charges recorded in connection with the restructuring activities, the Company has incurred total other charges of $491.5 million since inception. Details of these charges for the three and nine months ended March 31, 2005 and 2004 were as follows (in millions):

	Three Months Ended		Nine Months Ended
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
Property and equipment	$2.3	$0.3	$2.4	$1.9
Purchase commitments and other obligations	—	0.3	(0.3)	1.7
Workforce-related charges	1.3	0.4	2.3	1.4
Lease costs	1.4	0.5	4.4	(1.2)
Moving	—	0.3	1.0	2.0

Total other charges	$5.0	$1.8	$9.8	$5.8

From inception through the third quarter of fiscal 2005, the Company has incurred total charges related to property and equipment of $211.8 million. During the three and nine month periods ended March 31, 2005 and 2004, the Company recorded $2.3 million, $2.4 million, $0.3 million and $1.9 million, respectively, of additional depreciation from changes in the estimated useful life and the write-downs of certain property and equipment that were identified for disposal but remained in use until the date of disposal.

From inception through the third quarter of fiscal 2005, the Company has incurred total workforce-related charges of $31.2 million, which included retention bonuses, employee relocations costs and in fiscal 2002, payments for severance and benefits that were not associated with a formal plan of termination. Beginning in fiscal 2002, the Company recorded restructuring charges for approximately 750 employees. These employees consisted of approximately 600 in manufacturing, 50 in research and development, and 100 in selling, general and administrative functions. Approximately 150 employees were located in North America, 100 in Europe and 500 in Asia-Pacific. All 750 employees have been terminated and severance and benefit payments related to these employees have been paid in full.

From inception through the third quarter of fiscal 2005, the Company has incurred total lease costs of $15.5 million. During the three and nine month periods ended March 31, 2005 the Company adjusted lease expenses by $1.4 million and $4.4 million, respectively, primarily to reflect refinements of estimated net costs on building costs not required for ongoing operations. The Company estimated the cost of exiting and terminating the facility lease based on the contractual terms of the agreement and the real estate market conditions. The Company anticipates that it will take approximately 15 months to sublease the vacated property. Amounts related to the lease expense, net of anticipated sublease proceeds of $1.0 million, will be paid over the respective lease terms through fiscal 2011.

From inception through the third quarter of fiscal 2005, the Company has incurred moving, purchase and other commitment costs totaling $59.5 million. During the three and nine month periods ended March 31, 2005 and 2004, the Company incurred moving, purchase and other commitments costs of zero, $0.7 million, $0.6 million and $3.7 million, respectively.

Charges other than restructuring were recorded in the Company’s Condensed Consolidated Statements of Operations as follows (in millions):

	Three Months Ended		Nine Months Ended
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
Cost of sales	$2.0	$0.7	$3.8	$3.1
Research and development	(0.1)	0.2	0.3	1.1
Selling, general and administrative	3.1	0.9	5.7	1.6

Total other charges	$5.0	$1.8	$9.8	$5.8

As of March 31, 2005, the accrual balance related to these charges was $3.9 million, consisting primarily of purchase and lease commitments. The accrual balance is included in “Other current liabilities” in the Company’s Condensed Consolidated Balance Sheet.

Recommissioning of Assets:

As the Company continued to execute its restructuring plans to realign its operations and consolidate facilities, the Company recommissioned certain property and equipment during the fourth quarter of fiscal 2002 with a carrying value of $0 that had previously been removed from operations and fully depreciated or written down under the GRP. The total net book value of the recommissioned property and equipment at the time of the write-downs was $27.7 million, of which $15.9 million was related to the Communications Products Group, $10.7 million was related to the Commercial and Consumer Products Group and $1.1 million was related to the “All Other” category for segment reporting purposes (see “Note 15. Segment Information”). Based on the dates these assets were placed back into service and taking into consideration the potential impact of the impairment loss on these assets, the Company would have incurred additional depreciation expense of approximately $0.3 million, $1.6 million, $0.8 million and $2.7 million for the three and nine month periods ended March 31, 2005 and 2004, respectively.

Note 14. Income Tax Benefit

The Company recorded an income tax benefit of $1.8 million and $3.2 million for the three months and nine months ended March 31, 2005, respectively, as compared to an income tax benefit of $7.3 million and $17.7 million for the three months and nine months ended March 31, 2004, respectively.

The income tax benefit recorded for the three months ended March 31, 2005 relates primarily to the favorable settlement of a foreign tax audit. In addition to the favorable settlement of the foreign tax audit, the tax benefit recorded for the nine months ended March 31, 2005 includes a $2.5 million tax benefit reflecting a reduction in previously accrued tax liabilities as a result of the Company’s resolution of certain domestic tax audit issues. The Company also recorded $0.5 million and $1.6 million of income tax expense for the three months and nine months ended March 31, 2005, respectively, relating primarily to foreign income taxes.

The income tax benefit recorded for the three months and nine months ended March 31, 2005 differs from the expected tax benefit that would be calculated by applying the federal statutory rate to our loss before income taxes primarily due to the foreign tax audit settlement, the reduction of previously accrued domestic tax liabilities and increases in our valuation allowance for deferred tax assets attributable to our domestic losses from continuing operations.

The income tax benefit recorded for the three and nine months ended March 31, 2004 resulted primarily from appreciation in the carrying value of certain publicly traded securities designated as available-for-sale investments which allowed us to record a tax benefit for the domestic operating losses sustained during the three and nine months ended March 31, 2004.

Fluctuations in the value of our available-for-sale marketable public securities may create volatility in the amount of income tax expense (benefit) we record in future periods.

Due to the continued economic uncertainty in the industry, management has determined that it is more likely than not that the Company’s net deferred tax assets will not be realized and the Company has recorded deferred tax assets as of March 31, 2005 only to the extent of deferred tax liabilities.

The Company is currently subject to various federal, state and foreign audits by taxing authorities. The Company believes that adequate amounts have been provided for any adjustments that may result from these examinations.

Note 15. Segment Information, Geographic Information, and Significant Customer

The Company evaluates its reportable segments in accordance with Statement of Financial Accounting Standard No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). The Company has identified Kevin Kennedy, Chief Executive Officer, as its Chief Operating Decision Maker (“CODM”) pursuant to SFAS No. 131. The CODM allocates resources to the segments based on their business prospects, competitive factors, net revenue and operating results.

The Company designs and manufactures products for fiber optic communications, as well as for markets where its core optics technologies provide solutions for industrial, commercial and consumer applications. The two reportable segments are:

(i)	Communications Products Group:

The Communications Products Group consists of the Company’s communication businesses, which provide fiber optic components, modules and subsystems for system manufacturers in the telecommunications, data communications and cable television industries.

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

The amounts shown as “All other” consist of certain unallocated corporate-level operating expenses. In addition, the Company does not allocate restructuring charges, income taxes, non-operating income and expenses or specifically identifiable assets to its segments. Information on reportable segments is as follows (in millions):

	Three Months Ended		Nine Months Ended
	March 31 2005	March 31 2004	March 31 2005	March 31 2004
Net revenue:
Communications Products Group	$101.7	$79.5	$314.5	$231.6
Commercial and Consumer Products Group	64.6	81.9	226.8	229.8

Net external revenue	166.3	161.4	541.3	461.4

Operating loss:
Communications Products Group	(15.8)	(11.5)	(40.6)	(31.7)
Commercial and Consumer Products Group	(0.2)	15.1	18.2	35.6
All other	(14.7)	(22.6)	(60.4)	(79.3)

Total operating loss	(30.7)	(19.0)	(82.8)	(75.4)
Unallocated amounts:
Acquisition-related charges and amortization of intangibles	(4.8)	(3.9)	(14.3)	(11.8)
Reduction of other long-lived assets	(2.6)	(10.5)	(7.1)	(53.8)
Restructuring charges	(1.5)	(1.7)	(10.6)	(7.5)
Other realignment charges	(5.0)	(1.8)	(9.8)	(5.8)
Interest and other income, net	5.4	5.1	13.4	16.4
Gain on sale of investments	2.0	19.2	4.3	39.6
Reduction in fair value of investments	(3.4)	(1.5)	(8.4)	(3.8)
Gain (loss) on equity method investments	0.2	(0.5)	(3.5)	(6.5)

Loss before income taxes	$(40.4)	$(14.6)	$(118.8)	$(108.6)

The Company operates primarily in three geographic regions: North America, Europe and Asia. The following table presents net revenue and identifiable long-lived assets by geographic regions (in millions):

	Three Months Ended		Nine Months Ended
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
Net revenue:
North America	$106.8	$99.8	$354.7	$299.6
Europe	32.8	34.4	100.2	88.0
Asia	26.7	27.2	86.4	73.8

Total net revenue	$166.3	$161.4	$541.3	$461.4

			March 31, 2005	June 30, 2004
Long-lived assets:
North America			$128.7	$156.2
Europe			0.7	4.6
China			28.5	30.2
Other Asian countries			10.2	8.9

Total long-lived assets			$168.1	$199.9

Net revenue was assigned to geographic regions based on the customers’ shipment locations. Identifiable long-lived assets were identified based on the operations in the corresponding geographic areas.

During third quarter of 2005, SICPA accounted for approximately 10% of net revenue. During the third quarter of fiscal 2004 Texas Instruments accounted for approximately 11% of net revenue and SICPA accounted for 10% of net revenue. During the nine months ended March 31, 2005 and 2004, no customers accounted for more than 10% of net revenue. SICPA is the Company’s customer for light interference pigments products under the Commercial and Consumer Products Group.

Note 16. Mergers and Acquisitions

Advanced Digital Optics, Inc.

On July 30, 2004, the Company purchased Advanced Digital Optics, Inc. (“ADO”), a manufacturer of optical components and assemblies for communications and display markets for approximately $10.7 million in cash. The Company believes the acquisition will extend its capabilities in the design and manufacture of microdisplay light engines that deliver leading performance and image quality for the high definition television market. The acquired business has been included in our Commercial and Consumer Products Group operating segment. The acquisition was accounted for as a purchase in accordance with Statement of Financial Standard Accounting Standard No. 141 “Business Combinations” (“SFAS 141”) and accordingly, the tangible assets acquired were recorded at their fair value at the date of acquisition.

Allocation of the initial purchase price was as follows (in millions):

Net tangible assets acquired	$(1.8)
Existing technology	6.5
Goodwill	6.0

Total purchase price	$10.7

The following table summarizes the components of the tangible assets (liabilities) acquired (in millions):

Inventories	$0.2
Property and equipment	0.1
Other assets and liabilities, net	(2.1)

Net tangible assets acquired	$(1.8)

Acquired existing technology, which included products that are already technologically feasible, is primarily comprised of specialty light engines and related products. The acquired intangible assets are being amortized over their estimated useful lives of three years.

Goodwill represents the excess of the purchase price over the fair value of tangible and identified intangible assets acquired, is not being amortized but will be reviewed annually for impairment, or more frequently if impairment indicators arise, in accordance with SFAS 142. Goodwill has been assigned to the Commercial and Consumer Products Group operating segment and is not expected to be deductible for tax purposes under Internal Revenue Code 197. In the three and nine months ended March 31, 2005, a minimal amount and $0.2 million, were added to the original goodwill due to adjustments to the purchase price that related to additional acquired liabilities not included in the original purchase valuation, respectively. The results of operations of ADO have been included in the Company’s financial statements subsequent to the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material.

E2O Communications:

On May 17, 2004, the Company purchased E2O Communications Incorporated (“E2O”), a manufacturer of high-performance fiber optic components and modules for the computer storage, internetworking and communication markets. The acquired business has been included in our Communications Product Group operating segment. The acquisition was accounted for as a purchase in accordance with SFAS 141 and accordingly, the tangible assets acquired were recorded at their fair value at the date of acquisition.

Under the terms of the acquisition, the Company would pay the shareholders of E2O a total of $60.2 million in cash. Of the $60.2 million purchase price, $4.4 million remains to be paid to the shareholders and is accrued within other liabilities. The $4.4 million includes $4.0 million of retained consideration for any future liabilities the Company may incur resulting from any breach of general representations or warranties made by the former shareholders of E2O and $0.4 million awaiting exchange pending the receipt of shares from various shareholders.

Allocation of the initial purchase price was as follows (in millions):

Net tangible assets acquired	$12.5
Intangible assets acquired:
Existing technology	6.2
Customer relationships	2.3
Supply agreements	0.4
In-process research and development	2.6
Goodwill	36.2

Total purchase price	$60.2

The following table summarizes the components of the tangible assets acquired (millions):

Inventories	$5.4
Property and equipment	8.9
Other assets and liabilities, net	(1.8)

Net tangible assets acquired	$12.5

The acquired intangible assets are being amortized over their estimated useful lives, which are presented in the table below:

Existing technology	5 years
Customer relationships	3 years
Supply agreements	3 years

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

A portion of the purchase price has been allocated to existing technology and in-process research and development (“IPR&D”). These are developmental projects that had not reached technological feasibility and had no future alternative uses were classified as IPR&D and expensed in the fourth quarter of fiscal 2004. The nature of the efforts required to develop the IPR&D into commercially viable products principally relates to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements.

Goodwill is not being amortized but will be reviewed annually for impairment, or more frequently if impairment indicators arise, in accordance with SFAS 142. Goodwill has been assigned to the Communications Products Group operating segment and is not expected to be deductible for tax purposes under Internal Revenue Code 197. In the three and nine months ended March 31, 2005, an amount of $(0.7) million and $2.6 million, respectively, was recorded to goodwill to adjust the purchase price related to acquired liabilities in the original purchase valuation. The results of operations of E2O have been included in the Company’s financial statements subsequent to the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material.

Ditech Communications:

On July 16, 2003, the Company completed the acquisition of certain assets of the optical communications business of Ditech Communications (“Ditech”) for $1.6 million in cash. The Company believes that the acquisition adds to its abilities to integrate optics, electronics and software in subsystems for optical equipment manufacturers.

The Company may make additional cash payments of up to $4.5 million, of which $0.5 million is based on the level of inventory purchased from Ditech that is sold by the Company and $4.0 million is contingent upon the revenue generated by the acquired business through June 30, 2005. At March 31, 2005, the Company has accrued $0.5 million for payments to be made as a result of revenue levels attained through that date. Additional payments related to inventory will be recorded to cost of sales at the time product is sold, while contingent payments based on revenue will be accounted for as goodwill. Direct transaction costs incurred in connection with the acquisition were immaterial.

The purchase price allocation was as follows (in millions):

Net tangible assets acquired	$1.5
Intangible assets acquired: Existing technology	0.1

Total purchase price	$1.6

Note 17. Related Party Transactions

BaySpec:

As of March 31, 2005, BaySpec, a privately held original equipment manufacturer (OEM) fiber-optics company in which the Company has a long-term investment, was a supplier of the Company. As of March 31, 2005, the Company’s investment in BaySpec is $1.5 million. During the three and nine months ended March 31, 2005, the Company purchased $5.4 million and $7.5 million of product, respectively, from BaySpec and the ending accounts payable balance was $0.4 million.

ADVA:

As of March 31, 2005, ADVA, a publicly held Metro Optical Networking Solutions company in which the Company has a long-term investment was a user of the Company’s products. At March 31, 2005, the Company’s investment in ADVA was valued at zero. During the three and nine months ended March 31, 2005, ADVA purchased $0.4 million and $0.9 million of product, respectively, from the Company and the ending accounts receivable balance was $0.2 million.

Epion:

During fiscal 2005, Epion, a privately held Gas Cluster Ion Beam Technology company in which the Company has a long-term investment, was a customer of the Company’s intellectual property. As of March 31, 2005 the Company’s investment in Epion is $1.4 million. During the three and nine months ended March 31, 2005, the Company recognized royalty fees of zero and $1.2 million, respectively. There was no outstanding receivable to the Company as of March 31, 2005.

Epion is also a supplier of the Company. During the three and nine months ended March 31, 2005, the Company purchased $0.1 million and $0.1 million, respectively, of product/services from Epion. The accounts payable balance was minimal at March 31, 2005.

Fabrinet:

As of March 31, 2005, the Company has a long-term investment of $2.0 million in Fabrinet. During the second quarter of fiscal 2005, the Company sold its legal entities in Singapore and Bintan, Indonesia to Fabrinet. Fabrinet will pay the Company the net asset value of the assets acquired. Fabrinet has assumed full management control of these facilities and is expected to close the sites; the Company will pay Fabrinet a service fee equal to 3% of the net revenue generated during the closure of the Bintan operation. At March 31, 2005, the Company has a receivable of $5.7 million recorded in other current assets related to this transaction.

During the three and nine months ended March 31, 2005, the Company recognized revenues of $4.0 million and $15.8 million, respectively, with respect to component sales to Fabrinet. As of March 31, 2005, the Company had an accounts receivable balance from Farbinet for $4.3 million.

In addition, during the three and nine months ended March 31, 2005, the Company purchased $14.9 million and $47.6 million of product, respectively, from Fabrinet and the ending accounts payable balance was $8.8 million.

Agility:

In the third quarter of fiscal 2005, the Company invested $3.0 million in Agility Communications, Inc., a privately held optical networking solutions company. During the three and nine months ended March 31, 2005, Agility purchased $0.3 million of the Company’s product. The Company had no accounts receivable from Agility at March 31, 2005.

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these obligations as of March 31, 2005.

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

The following table presents the changes in the Company’s warranty reserve during the three and nine months ended March 31, 2005 and 2004 (in millions):

	Three Months Ended		Nine Months Ended
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
Warranty reserve at beginning of period	$18.1	$36.4	$25.1	$52.4
Provision for warranty	0.8	2.4	4.1	5.5
Utilization of reserve	(2.0)	(5.7)	(4.9)	(13.2)
Adjustments related to pre-existing warranties (including changes in estimates)	(4.3)	(5.5)	(11.7)	(17.1)

Warranty reserve at end of period	$12.6	$27.6	$12.6	$27.6

Note 19. Convertible Debt and Letters of Credit

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

As of March 31, 2005 the Company had ten standby letter of credit facilities totaling $9.8 million.

Note 20. Subsequent Events

North America manufacturing facility consolidation

On April 20, 2005, the Company announced its intention to undertake the following actions:

•	Consolidate and transfer the Ewing, New Jersey and Melbourne, Florida manufacturing facilities to the Shenzhen, China facility and the facilities of two contract manufacturing partners.

•	Transfer the Ewing and Mountain Lakes, New Jersey manufacturing facilities to Fabrinet, a key manufacturing partner.

•	Reduce manufacturing in Santa Rosa, California associated with the phasing out of certain display products.

The facility transfers to Fabrinet are expected to be completed by June 30, 2005, while the remaining actions are expected to be completed by December 31, 2005.

These actions are expected to result in the significant consolidation of the Company’s North American manufacturing operations. The Company expects that by December 31, 2005, manufacturing positions will be reduced, as a result of these actions, by more than 15% (approximately 700 people plus 150 people in support positions). The Company will maintain research and development activities in nearby locations, except Mountain Lakes.

Fuzhou, China facility divestiture

On April 27, 2005, the Company announced that it plans to divest of its bulk optics manufacturing facility in Fuzhou, China to reduce complexity and enable the Company to focus on its core competencies. The divestiture of Fuzhou is expected to further reduce headcount by over 500 people.

Lightwave acquisition

On April 29, 2005, the Company completed a definitive agreement to acquire Lightwave Electronics Corporation, a leading provider of solid-state lasers for commercial markets including materials processing, semiconductor fabrication and biotech. Under the terms of the agreement, the Company is to acquire Lightwave in an all cash transaction for $65 million.

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

These statements include: (i) any anticipation or guidance as to future financial performance; and (ii) the likelihood and timing of cost-reduction actions or events described in this Report (including the Company’s actions to consolidate facilities, reduce headcount, transfer products to contract manufacturers and other lower cost manufacturing centers, eliminate certain product and divest of products, operations and assets), as well as the level and timing of any benefits expected to be received by the Company in connection therewith. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, including, without limitation, the following: (i) the Company’s ability to predict future financial performance continues to be difficult, as among other things, visibility remains limited, we are experiencing significant quarter over quarter fluctuations in product mix, average selling prices continue to decline across our product portfolio, we continue to experience execution challenges which limit our revenue and impair our profitability, and we are experiencing declining, but variable, benefits from certain transient items, such as the release of previously accrued reserves and the use of previously written-off inventory; (ii) the Company’s cost improvement efforts may not be successful in achieving their expected benefits (including, among other things, cost structure, gross margin and other profitability improvements), due to, among other things, the Company’s failure to (1) successfully negotiate and complete transactions with contract manufacturers and other third parties, and (2) timely and cost-effectively complete the site consolidation, product transfer, product elimination, operations and asset divestiture, and employee reduction activities associated with its cost improvement programs; and (iii) ongoing efforts to design and introduce products that meet customers’ future needs and to manufacture such products at competitive costs, and with acceptable quality and profitability, may not be successful.

Overview

Our Industries and Quarter Developments

We are a worldwide leader in optical technology. We design and manufacture products where our core optical technologies provide innovative solutions for communications, commercial and consumer applications. The Company offers products for data communications, telecommunications and cable television, display, security, medical/environmental, instrumentation, decorative, aerospace and defense applications. We separate our business into two product segments; 1) Communications Products Group and 2) Commercial and Consumer Products Group. We currently have 5,602 employees at 12 main locations, principally located in North America and the People’s Republic of China.

Overall, our markets are notable for their high customer concentrations at each level of the industry, significant competition at the component and module level which we participate, as well their extremely long design cycles. One consequence of a highly concentrated customer base and multiple competing vendors is systemic pricing pressure at each level of the industry. Large capital investment requirements, long return on investment periods, uncertain business models and complex and shifting regulatory hurdles, among other things, currently combine to limit opportunities for new service providers to emerge. Thus, we expect that high customer concentration and its attendant pricing pressure and other effects on our communications markets will remain for the foreseeable future. Long design cycles mean that considerable resources must be spent to design and develop new products with limited visibility relative to the ultimate market opportunity for the products (pricing and volumes) or the timing thereof. As a leading supplier of components and modules to this industry, we feel the effects most acutely, as system designs must first be initiated at the carrier level, communicated to the systems provider and then communicated to us and our competitors. During system design periods, shifts in economic, industry, regulatory, customer or consumer conditions could and often do cause redesigns, delays or even cancellations to occur along with normal operating costs. Communications industry design cycles are often destructive for companies without the financial and infrastructural resources to sustain the long periods between project initiation and revenue realization. Our Commercial and Consumer Products Group, while more diverse, shares some of the customer concentration and design cycle attributes of our Communications Products Group markets.

Our Communications Products Segment offers a broad range of components, modules and subsystems for data communications and telecommunications. Our Communications markets consist generally of:

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

Our Commercial and Consumer markets consist generally of:

•	Original equipment manufacturers such as Applied Biosystems, KLA-Tencor and Eastman Kodak who use our laser components and subsystems in biotechnology, graphic arts and imaging, semiconductor processing, material processing and other laser based applications and markets.

•	Original equipment manufacturers of displays and display systems who use our optical components in televisions and other displays, as well as for a variety of other display applications.

•	Original equipment manufacturers who use our high precision coated products, optical sensors, optical filters and assemblies for a variety of applications including medical / environmental instrumentation, aerospace and defense.

•	Suppliers of products and documents that require authentication in order to prevent counterfeiting. We provide products designed for the protection of currency and identification documents. We also provide solutions for the protection of high value brands for a variety of applications such as pharmaceutical and consumer electronic products.

•	Designers and suppliers of decorative coatings who use our products to affect optical properties to achieve a differentiated, desirable appearance for a wide range of consumer products.

Major business developments during the third quarter of fiscal 2005 include:

•	Net revenues increased approximately 3% during the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004. However, net revenues declined sequentially approximately 8% from the second quarter of fiscal 2005. Net revenue for the third quarter of fiscal 2005 from our Communications Products Group was approximately 61% of net revenue, and net revenue from our Commercial and Consumer Products Group was approximately 39% of net revenue. Net revenue from our Commercial and Consumer Products Group declined approximately 21% from the year earlier quarter and approximately 12% from the second quarter of fiscal 2005. This latter decline is primarily due to seasonality in our front surface mirror product line.

•	One customer, SICPA represented approximately 10% or more of our net revenues during the third fiscal quarter of 2005. During the third quarter of fiscal 2004. Texas Instruments accounted for 11% of net revenue and SICPA accounted for approximately 10% of net revenue. SICPA is our customer for light interference pigments products under the Commercial and Consumer Products Group.

•	Gross margins declined during the quarter, with third quarter gross margins of 15% compared to 17% for the second quarter of fiscal 2005 and 25% for the third quarter of fiscal 2004. The fiscal 2005 quarter to quarter deterioration in gross margin was due to decline in net revenue and lower net recoveries of previously reserved inventories and lower overhead absorption, as well as product mix. We expect that a major focus for the foreseeable future will be on the identification and implementation of programs designed to improve gross margins primarily through the transition of products to lower cost manufacturing locations (internally and, increasingly, to contract manufacturers), phasing out of non-core products, and divesting or eliminating non-core assets and operations.

•	Our Commercial and Consumer Products Group experienced seasonality in demand and challenges with an increasingly competitive market and reduced revenues from a single display customer in the third quarter. These issues have been particularly evident with our optics and display products.

•	Our SG&A and R&D expenses for the third quarter declined slightly over last year’s quarter as a percentage of net revenue, from 38% to 36%.

•	The Company consumed $36 million in cash and short term investment during the third quarter of fiscal 2005 including $22 million from operations, which included approximately $15 million related to the reduction of other accrued liabilities.

•	Our headcount at March 31, 2005 was 5,602.

•	We announced our intention to purchase Lightwave Electronics Corporation (“LEC”) on March 21, 2005. LEC is a leading provider of solid-state lasers for commercial markets including materials processing, semiconductor fabrication, and biotech. This acquisition is part of our strategy to expand our product line of solid-state lasers and broaden our customer base in the growing laser market. The purchase of LEC was completed on April 29, 2005 for $65 million.

Recent Accounting Pronouncements

SFAS No. 123R

In December of 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 123, Share-Based Payment (Revised 2004) (“SFAS 123R”). SFAS 123R requires the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in the Company’s consolidated financial statements. In addition, the adoption of SFAS 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS 123R is effective beginning in the Company’s first quarter of fiscal 2006. The Company plans to use the modified prospective transition method to adopt this new standard and expects to have a material impact on the consolidated financial position and results of operations. For the historical impact of stock-based compensation expense, see Note 3.

SFAS No. 153

In December of 2004, the FASB issued Statement of Financial Accounting Standard No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29 (“SFAS 153”). SFAS 153 addresses the measurement of exchanges of non-monetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS 153 is effective for non-monetary asset exchanges beginning in our first quarter of fiscal 2006. We do not believe adoption of SFAS 153 will have a material effect on our consolidated financial position or results of operations.

FSP No. FAS 109-2

On December 21, 2004, the FASB issued FASB Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP FAS 109-2”). The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. The Company currently has no plans to repatriate foreign earnings.

SFAS No. 151

In November of 2004, the FASB issued Statement of Financial Accounting Standard No. 151, Inventory Costs – An Amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 clarifies treatment of abnormal amounts of idle facility expense, freight, handling costs and spoilage, specifying that such costs should be expensed as incurred and not included in overhead. The new statement also requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Companies must apply the standard prospectively. The Company does not believe that the impact of this new standard will have a material effect on our financial statements or results of operations.

EITF No. 04-8

In July 2004, the FASB reached the consensus in Emerging Issues Task Force Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share (“EITF 04-8”) that contingently convertible debt instruments should be included in the diluted earnings per share computation regardless of whether the contingency has been met. The consensus reached by the Task Force is effective for reporting periods ending after December 15, 2004. Under the consensus reached by the EITF, the Company would include the 96.2 million contingently convertible shares in our calculation of diluted earnings per share if the Company had net income.

EITF No. 03-1

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-01”). The objective of EITF 03-1 is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In October 2004, the FASB delayed the recognition and measurement provisions of EITF 03-1 until implementation guidance is issued, which is expected to be in early 2005. The disclosure requirements are effective for annual periods ending after June 15, 2004, and remain in effect. The Company has adopted EITF 03-1 disclosure requirements and does not believe the impact is material to the company’s overall results of operations or financial position.

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

Investments: We hold equity interests in both publicly traded and privately held companies. When the carrying value of an investment exceeds its fair value and the decline in value is deemed to be other-than-temporary, we write down the value of the investment and establish a new cost basis. Fair values for investments in public companies are determined using quoted market prices. Fair values for investments in privately held companies are estimated based upon one or more of the following but not limited to: assessment of the investees’ historical and forecasted financial condition, operating results and cash flows, the values of recent rounds of financing, or quoted market prices of comparable public companies. We regularly evaluate our investments based on criteria that include, but not limited to, the duration and extent to which the fair value has been less than the carrying value, the current economic environment and the duration of any market decline, and the financial health and business outlook of the investees. We generally believe an other-than-temporary decline occurs when the fair value of an investment is below the carrying value for six consecutive months. Future adverse changes in these or other factors could result in an other-than-temporary decline in the value of our investments, thereby requiring us to write down such investments. Our ability to liquidate our investment positions in privately held companies will be affected to a significant degree by the lack of an actively traded market, and we may not be able to dispose of these investments in a timely manner.

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

Long-lived asset valuation (property, plant and equipment and intangible assets):

Long-lived assets held and used

We test long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amounts may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amounts of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisals in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

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

We measure long-lived assets to be disposed of by sale at the lower of carrying amounts or fair value less cost to sell. Fair value is determined using quoted market prices or the anticipated cash flows discounted at a rate commensurate with the risk involved.

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

Restructuring Accrual: Since April 2001, we began to implement formalized restructuring programs based on the Company’s business strategies and economic outlook and recorded significant charges in connection with our Global Realignment Program. In connection with these plans, we have recorded estimated expenses for severance and outplacement costs, lease cancellations, asset write-offs and other restructuring costs. In accordance with SFAS 146, generally costs associated with restructuring activities initiated after December 31, 2002 have been recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. However, in the case of leases, the expense is estimated and accrued when the property is vacated. Given the significance of, and the timing of the execution of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made, including evaluating real estate market conditions for expected vacancy periods and sub-lease rents. We continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. Although we believe that these estimates accurately reflect the costs of our restructuring plans, actual results may differ, thereby requiring us to record additional provisions or reverse a portion of such provisions.

Results of Operations

Net Revenue:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2005	2004	Change	Percentage Change	2005	2004	Change	Percentage Change
Communications Products Group	$101.7	$79.5	22.2	28%	$314.5	$231.6	82.9	36%
Commercial & Consumer Products Group	64.6	81.9	(17.3)	-21%	226.8	229.8	(3.0)	-1%

Total net revenue	$166.3	$161.4	4.9	3%	$541.3	$461.4	79.9	17%

During the third months end March 31, 2005, our net revenue of $166.3 million was approximately 3% higher than our net revenues for the comparable period in fiscal 2004, but represented a decline of 8% sequentially from the second quarter of fiscal 2005. During the nine months ended March 31, 2005, our net revenue of $541.3 million was approximately 17.3% higher than our net revenues for the comparable period in fiscal 2004.

The increased revenue for the three and nine months period were attributable primarily to improved market conditions and growth in our circuit pack and high power laser businesses. The increase was offset by declines in our Commercial and

Consumer Products Group for optics and display products. We believe the overall business climate continues to have limited visibility. We also believe that the mix of revenues in any quarter continues to be driven by changes in demand from a small number of customers whose demands vary quarter from quarter, particularly for our communications customers. We continue to encounter multiple and systemic execution challenges principally related to new product introductions, and more recently, in connection with our end of life programs. These challenges include product delivery uncertainty, yield and quality problems, systems strain and related customer dissatisfaction. Improving our overall execution will be a major priority for the foreseeable future. If we do not improve our execution and product quality, our operating results could be significantly impacted.

The Company operates primarily in three geographic regions: North America, Europe and Asia. The following table presents net revenue by geographic regions (in millions):

	Three Months Ended		Nine Months Ended
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
Net revenue:
North America	$106.8	$99.8	$354.7	$299.6
Europe	32.8	34.4	100.2	88.0
Asia and other	26.7	27.2	86.4	73.8

Total net revenue	$166.3	$161.4	$541.3	$461.4

Net revenue from customers outside North America represented 36%, 35%, 38%, and 36% of net revenue for the three and nine month periods ended March 31, 2005 and 2004. We expect revenue from international customers to continue to be an important part of our overall revenue and an increasing focus for revenue growth.

Gross Profit:

	Three Months Ended			Nine Months Ended
	March 31, 2005	March 31, 2004	Change	March 31, 2005	March 31, 2004	Change
Total gross profit	$24.8	$40.4	$(15.6)	$97.5	$104.4	$(6.9)
Percentage of net revenue	15%	25%		18%	23%

For the three months ended March 31, 2005, gross margin of 15% was down from 25% for the same period a year ago. Factors that contributed to the decline in gross profit are:

•	Declining average selling price

•	Higher overhead absorption variances due to lower revenue levels in the Commercial and Consumer Products Group and product transition activities

•	Products mix shift to the lower margin Communications Products Group from the higher margin Commercial and Consumer Products group

On a year to date basis, gross margin of 18% is down from 23% for the same period a year ago. The decline reflects a shift in product mix as the lower margin Communications Products Group revenues increased by 36% year over year and increased as a percentage of net revenue to 58% from 50% in the prior year. Furthermore, the gross margin benefits from reductions in reserves, such as the reserve for excess inventories have declined.

In addition, introduction of new products, such as Reconfigurable Optical Add / Drop Multiplexer (ROADM), optical switches, high speed transponders, solid state lasers and display components, which due to the untested nature of the products and the potential for complexity have incurred and are expected to continue to incur relatively higher startup costs and increased yield and product quality risk. These issues have negatively impacted and could continue to negatively impact our gross profit. We expect gross profit pressures to remain for the foreseeable future and in particular expect product mix, under-utilization, factory transitions, and new product issues to create variability in our gross margins, and we cannot predict the timing or extent of any gross margin improvement. In the foreseeable future, actions designed to improve our gross margins (through product mix improvements, cost reductions associated with product transfers and product rationalization, and yield and quality improvements, among other things) will be a principal focus for us.

Research and Development (R&D) and Selling, General and Administrative (SG&A)Expenses:

	Three Months Ended			Nine Months Ended
	March 31, 2005	March 31, 2004	Change	March 31, 2005	March 31, 2004	Change
Research and development	$22.5	$25.6	$(3.1)	$71.4	$74.4	$(3.0)
Percentage of net revenue	14%	16%		13%	16%

Selling, general and administrative	$38.0	$35.6	$2.4	$118.7	$111.2	$7.5
Percentage of net revenue	23%	22%		22%	24%

We believe that investment in R&D is critical to attaining our strategic objectives. Historically, we have devoted significant engineering resources to assist with production, quality and delivery challenges which has had some negative impact on our new product development activities. Despite our continued efforts to reduce expenses, there can be no assurance that our R&D expenses will continue to remain at the current level. In addition, there can be no assurance that such expenditures will be successful or that improved processes or commercial products, at acceptable volumes and pricing, will result from our investment in R&D. During the three and nine months ended March 31, 2005, R&D expenses decreased compared to the same periods a year ago mainly due to reduced purchases of $2.1 million for both periods for R&D materials and tools from project realignments.

We intend to continue to aggressively address our SG&A expenses and reduce these expenses as and when opportunities arise. We caution, however, that we have in the recent past experienced, and expect to continue to experience in the future, certain non-core expenses, such as litigation and dispute related settlements and accruals, which could increase our SG&A expenses, and impair our profitability expectations, in any particular quarter. None of these non-core expenses, however, is expected to have a material adverse impact on our financial condition. Also, we expect to incur additional SG&A expenses as we fully implement the requirements of the Sarbanes-Oxley Act of 2002, in particular, Section 404 thereof, and continue to invest in personnel strategic to our business. There can be no assurance that our SG&A expense will decline in the future or that, more importantly, we will develop a cost structure (including our SG&A expense), which will lead to profitability under current and expected revenue levels. During the three months ended March 31, 2005, SG&A expenses increased compared to the same periods a year ago mainly due to increased outside services of $1.9 million. During the nine months ended March 31, 2005, SG&A expenses increased compared to the same periods a year ago mainly due to legal settlements of $6.4 million in fiscal 2005 relating to legacy legal issues.

Amortization of Purchased Intangibles:

During the three and nine months ended March 31, 2005, amortization of purchased intangibles increased by $0.9 million and $2.5 million, respectively, compared to the same periods a year ago, mainly due to the increase in our intangible assets subject to amortization as a result of recent acquisition activities.

Reduction of Other Long-Lived Assets:

During the three and nine month periods ended March 31, 2005 and 2004, the Company recorded $2.6 million, $7.1 million, $10.5 million and $53.8 million, respectively, net reductions in the carrying value of its long-lived assets and assets held for sale.

Assets Held and Used:

During the three and nine months ended March 31, 2005, no assets classified as held and used were reduced in value as the Company noted no indicators of impairment during these periods related to the Company’s remaining long-lived assets, including purchased intangibles. During the three months ended March 31, 2004, in accordance with SFAS No. 144, the Company reduced to estimated realizable value of certain manufacturing equipment by $7.7 million, and other assets by $3.7 million. During the first nine months of fiscal 2004, specifically in the first quarter for fiscal 2004, as a result of the adoption of FIN46 with respect to two properties under a synthetic lease agreement, the Company recognized a $5.0 million deferred impairment charge related to the Melbourne, Florida properties, which was originally being amortized over the term of the lease.

Assets Held for Sale:

The Company began to market the facilities at Melbourne, Florida and Research Triangle Park, North Carolina during the second quarter of fiscal 2005 and expected to complete the sale of these facilities by December 31, 2005. During the third quarter of fiscal 2005 the facility in Research Triangle Park, North Carolina was sold for $6.6 million. In the three and nine months ended

March 31, 2005, the Ottawa corporate campus, which was previously classified as held for sale in fiscal 2004, was adjusted down by $3.1 million and $7.6 million, respectively, in accordance with SFAS 144. The Company is still actively marketing the property as of March 31, 2005.

During the three and nine months ended March 31, 2004, the Company adjusted the carrying value of certain assets classified as held for sale. In accordance with SFAS 144, the Company recorded total impairment of $(0.9) million and $37.4 million for the three and nine month periods ended March 31, 2004, representing the amount by which the carrying value of the assets exceeded fair value less cost to sell.

Restructuring and Other Related Charges:

In April 2001, we initiated the Global Realignment Program, under which we began restructuring our business in response to the economic downturn and focused on large-scale site and employee reductions. The implementation was completed in the second quarter of fiscal 2004. The Company will continue to take advantage of opportunities to further reduce costs through targeted, customer-driven, restructuring events, intended to reduce the Company’s footprint and rationalize the manufacture of our products based on core competencies and cost efficiencies. Restructure activities entered into through the second quarter of 2004 are described under the GRP, while activities beginning in the third quarter of fiscal 2004 are described under Restructuring Actions.

During the three and nine month periods ended March 31, 2005, the Company developed plans to consolidate a portion of its North American and Asian manufacturing operations to China or transfer the production to third party manufacturers. These actions created restructuring charges of approximately $2.4 and $7.7 million, respectively, and were primarily related to severance and benefits associated with employee terminations or notification of termination. During the nine months ended March 31, 2005, terminations accounted for approximately 357 employees in North America, 4 employees in Europe, and 390 employees in Asia. For the three and nine months ended March 31, 2005, the Company also recorded adjustments to Global Realignment Program lease charges of approximately $(0.7) million and $2.7 million due change in estimated sublease income expected on restructured properties, respectively.

In April 2001, we initiated the Global Realignment Program, under which we began restructuring our business in response to the economic downturn. Through December 31, 2003, we implemented 9 phases of restructuring activities and recorded total restructuring charges of $654.2 million. In addition, we incurred charges other than restructuring of $491.5 million related to the Global Realignment Program (of which $5.0 million and $9.8 million were recorded during the third quarters ended March 31, 2005 and 2004, respectively). The Company has initiated restructuring actions since December 31, 2003, resulting in restructuring charges of $12.6 million through March 31, 2005.

The Company’s ability to generate sublease income, as well as its ability to terminate lease obligations at the amounts estimated, is highly dependent upon the economic conditions, particularly commercial real estate market conditions in certain geographies, at the time we negotiate the lease termination and sublease arrangements with third parties as well as the performances by such third parties of their respective obligations. While the amount the Company has accrued represents the best estimate of the remaining obligations it expects to incur in connection with these plans, estimates are subject to change. Routine adjustments are required and may be required in the future as conditions and facts change through the implementation period. The Company’s restructuring obligations are net of sublease income or lease settlement estimates of approximately $18.4 million. If adverse macroeconomic conditions continue, particularly as they pertain to the commercial real estate market, or if, for any reason, tenants under subleases fail to perform their obligations, the Company may be required to reduce estimated future sublease income and adjust the estimated amounts of future settlement agreements, and accordingly, increase estimated cost to exit certain facilities. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2011.

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

Interest and Other Income, Net:

During the three months ended March 31, 2005, interest and other income increased by $0.3 million compared to the same period a year ago. The increase was mainly due to higher interest income of $2.3 million earned on invested cash balances, offset by loss on foreign exchange of $1.0 million and asset disposal of $0.2 million. During the nine months ended March 31, 2005, the decrease of $3.0 million in interest and other income, compared to the same period a year ago, related to lower proceeds from sale of assets of $2.9 million in the comparable prior period.

Gain on Sale of Investments:

Gains on sales of investments are primarily the result of the sale of marketable public securities. There were very few sales during fiscal 2005. The fair value of our marketable securities at March 31, 2005 is approximately $42.5 million.

Reduction in Fair Value of Investments:

We periodically review our investments for impairment. In the event the carrying value of an investment exceeds its fair value and the decline in fair value is determined to be other-than-temporary, we write down the value of the investment to its fair value. The Company recorded $3.4 million, $8.4 million, $1.5 million, $3.8 million of reductions in fair value of certain non-marketable investments in the third quarters and first nine months of fiscal 2005 and 2004, respectively.

Gain (loss) on Equity Method Investments:

We recorded losses on our equity method investments representing our pro-rata share of net losses. Our equity investments include 5 venture capital funds and 4 direct investments. The Company recorded $0.2 million, $(3.5) million, $(0.5) million, $(6.5) million of gain (loss) on equity method investments in the third quarters and first nine months of fiscal 2005 and 2004, respectively.

Income Tax Benefit:

The Company recorded income tax benefits of $1.8 million and $3.2 million for the three and nine months ended March 31, 2005, respectively, as compared to an income tax benefits of $7.3 million and $17.7 million for the three and nine months ended March 31, 2004, respectively.

The income tax benefit recorded for the three months ended March 31, 2005 relates primarily to the favorable settlement of a foreign tax audit. In addition to the favorable settlement of the foreign tax audit, the tax benefit recorded for the nine months ended March 31, 2005 includes a $2.5 million tax benefit reflecting a reduction in previously accrued tax liabilities as a result of the Company’s resolution of certain domestic tax audit issues. The Company also recorded $0.5 million and $1.6 million of income tax expense for the three months and nine months ended March 31, 2005, respectively, relating primarily to foreign income taxes.

The income tax benefit recorded for the three months and nine months ended March 31, 2005 differs from the expected tax benefit that would be calculated by applying the federal statutory rate to our loss before income taxes primarily due to the foreign tax audit settlement, the reduction of previously accrued domestic tax liabilities and increases in our valuation allowance for deferred tax assets attributable to our domestic losses from continuing operations.

The income tax benefit for the three and nine months ended March 31, 2004 resulted primarily from appreciation in the carrying value of certain publicly traded securities designated as available-for-sale investments which allowed us to record a tax benefit for the domestic operating losses sustained during the three and nine months ended March 31, 2004.

Fluctuations in the value of our available-for-sale marketable public securities may create volatility in the amount of income tax expense (benefit) we record in future periods.

Due to the continued economic uncertainty in the industry, management has determined that it is more likely than not that the Company’s net deferred tax assets will not be realized and the Company has recorded deferred tax assets as of March 31, 2005 only to the extent of deferred tax liabilities.

The Company is currently subject to various federal, state and foreign audits by taxing authorities. The Company believes that adequate amounts have been provided for any adjustments that may result from these examinations.

On December 21, 2004, the FASB issued FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP FAS 109-2”). The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. The Company currently has no plans to avail itself of these provisions.

Operating Segments and Geographic Information:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2005	2004	Change	Percentage Change	2005	2004	Change	Percentage Change
Communications Products Group
Revenue	$101.7	$79.5	22.2	28%	$314.5	$231.6	82.9	36%
Operating loss	(15.8)	(11.5)	(4.3)	37%	(40.6)	(31.7)	(8.9)	28%

Commercial & Consumer Products Group
Revenue	64.6	81.9	(17.3)	-21%	226.8	229.8	(3.0)	-1%
Operating income (loss)	(0.2)	15.1	(15.3)	-101%	18.2	35.6	(17.4)	-49%

The increase in operating loss for the Communication Product Group during for three and nine months periods reflects continued erosion in average selling price (ASP), increased net inventory related charges resulting from reduced consumption of previously reserved inventory and manufacturing transition costs.

The decrease in operating income for our Commercial and Consumer Products Group during for three and nine months periods were attributable to decreased orders from a customer in the optics and display business and increased inventory reserve and vendor cancellation charges.

Liquidity and Capital Resources

As of March 31, 2005, we had a combined balance of cash, cash equivalents and short-term investments of $1,380.2 million, a decrease of $168.5 million from June 30, 2004 primarily due to cash consumed in operations of $114.8 million, purchase of property, plant and equipment of $24.7 million and acquisition activities of $13.5 million. Our total debt outstanding was $466.5 and capital lease obligations were $4.4 million at March 31, 2005.

Operating activities used $114.8 million during the nine months ended March 31, 2005, primarily due to our net loss of $115.6 million adjusted for non-cash items including depreciation of $31.5 million and amortization of $14.3 million. Other liabilities decreased by $54.9 million, primarily due to payments for previously accrued restructuring obligations for leases and severance of $44.0 million. Income taxes payable decreased by $6.1 million as the result of payments and audit settlements.

Cash provided by investing activities was approximately $74.8 million during the nine months ended March 31, 2005, primarily due to sales and net maturities of available for sale investments of $113.7 million, reduced by cash used for acquisitions and purchases of property, plant and equipment of $38.2 million.

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

Our financing activities for the nine months ended March 31, 2005 provided cash of $13.1 million, resulting primarily from issuance of Company stock under the Employee Stock Purchase Plan.

During the quarter ended March 31, 2005, our consumption of cash and short term investments improved sequentially over the previous quarter from approximately $46.9 million to $36.2 million primarily reflecting improved working capital management.

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

Employee Equity Incentive Plans:

Our stock option program is a broad-based, long-term retention program that is intended to attract and retain employees and align stockholder and employee interests.

Pursuant to Section 3(a) of the Company’s 2003 Equity Incentive Plan (the “2003 Plan”), and in accordance with the registration requirements of the Securities Act of 1933, as amended, the Company registered 140 million shares which are reserved for issuance under the 2003 Plan. Further, as a result of receiving stockholder approval of the 2003 Plan, (i) the Company’s right to issue options under the Company’s 1993 Amended and Restated Flexible Stock Incentive Plan (the “1993 Plan”) immediately ceased effective November 6, 2003, and (ii) all shares of the Company’s common stock associated with such options ceased to be available for issuance effective as of such date. The stockholders’ action did not affect any of the options currently outstanding under the 1993 Plan, all of which remain outstanding in accordance with their terms.

As of March 31, 2005, we have available for issuance 112.4 million shares of common stock underlying options for grant only under the JDS Uniphase Corporation 2003 Equity Incentive Plan. The exercise price is generally equal to the fair value of the underlying stock at the date of grant. Options generally become exercisable over a four-year period and, if not exercised, expire from five to ten years. Substantially all of our employees participate in our stock option program.

In December of 2004, the Financial Accounting Standards Board issued SFAS 123R which requires the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in the Company consolidated financial statements. In addition, the adoption of SFAS 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS 123R is effective beginning in the Company’s first quarter of fiscal 2006 and the adoption is expected to have a material impact on the consolidated financial position and results of operations. The Company plans to use the modified prospective transition method to adopt this new standard. For the historical impact of stock-based compensation expense, see Note 3.

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

E20:

E2O was in the process of developing a vertical-cavity surface emitting laser (VSCEL) as of the date of acquisition. We have incurred post-acquisition costs of $1.8 million to date and estimate that an additional investment of approximately $0.2 million in research and development during fiscal 2005 will be required to complete the IPR&D project. The differences between the actual outcome noted above and the assumptions used in the original valuation of the technology are not expected to have a significant impact on our results of operations and financial position.

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

Risk Factors

We cannot predict a return to profitability.

Although we have made progress in reducing elements of our expense structure, a confluence of factors may reduce the impact of these improvements, as well as our ability to predict the timing of our return to long-term profitability. These factors include, among others:

•	Adverse changes to our product mix, both fundamentally (resulting from new product transitions, the declining profitability of certain of our legacy products and the termination of certain formerly higher margin products, among other things) and due to quarterly demand fluctuations within our product portfolio, which has a wide gross margin range, resulting in inventory-related charges and other expenses related to under-absorption;

•	The declining, but variable impact of transient financial benefits (including warranty reversals, cancellation revenues and the use of previously-written off inventory) accumulated during the economic downturn and associated restructuring activities;

•	Adverse charges associated with underutilization of our manufacturing capacities;

•	Pricing pressures across our product lines (due to competitive forces, increasingly from Asia, and a highly concentrated customer base), which continue to offset many of the cost improvements we are realizing quarter over quarter;

•	Increasing commoditization of previously customized, differentiated products, principally in our communications markets, and the concomitant negative effect on pricing and profit margins;

•	Continuing execution challenges which limit revenue opportunities, harm profitability, market share and customer relations;

•	Restructuring charges, employee severance expenses and other costs associated with asset divestitures, facility consolidations, product transfers, product terminations and other actions associated with our continuing restructuring activities;

•	Continuing redundant costs related to transitioning manufacturing to low cost locations; and

•	Continuing high levels of SG&A expenses.

Taken together, these factors limit our ability to predict and achieve profitability. While some of these factors may diminish over time as we improve our cost structure and focus on enhancing our product mix, several, such as increasing Asia-based competition, increasing commoditization of previously-differentiated products and a highly concentrated customer base are likely to remain endemic to our industries. If we fail to achieve our stockholders’ profitability expectations, our stock price, as well as our business and financial condition, will suffer.

If optical information networks do not continue to expand as expected, our communications business will suffer.

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

Without stability and growth in our non-communications businesses our margins and profitability may suffer.

Our Consumer Products Group represents a material, although varying, portion of our total revenue. Also gross margins associated with products in this segment often exceed those from products in our Communications Products Group, with the consequence that revenue declines associated with Commercial and Consumer Products Group have had, and may in the future have, a disproportionate impact on profitability measures in any quarter. Accordingly, our strategy emphasizes the growth opportunities in both reported segments, as we seek to expand our markets and customer base, improve the profitability of our product portfolio and improve time to revenue. Therefore, we are engaged in or exploring new investment and product opportunities in our Commercial and Consumer Products Group, particularly in our coating technologies and laser businesses, as well as in our pigments business. Failures in these markets or in our execution of programs related to the same will significantly harm our business. Recent declines in our optical and display business have highlighted this concern, as gross margins in our Commercial and Consumer Products Group are generally higher than those in our Communications Products Group, and thus such declines have a disproportionate impact on our overall profitability.

Our optics and display business has suffered significant recent setbacks and is subject to major transitions.

In recent periods, our optics and display revenues have declined substantially from historic levels, due to, among other things, market seasonality, increased competition, pricing pressures, and uncertain demand levels. In response, we have elected to phase out certain products, outsource the manufacture of one product and consolidate the manufacturing resources related to the remainder of the business. While we are not currently anticipating additional material negative financial impacts associated with these businesses (other than expenses associated with restructuring, consolidation, divestiture and product exit activities, as well as expenses associated with our new product investments), we may in fact incur additional costs or suffer additional adverse financial and operational impacts related to declines in the performance of our optics and display business. Also, while we are currently investing in a new platform for optics and display components, we are in the early stages of this program and cannot yet predict the revenue or profitability levels, if any, that this investment will achieve.

Actions to improve our cost structure are costly and risky and the timing and extent of expected benefits is uncertain.

In response to our profitability concerns we are working vigorously to reduce our cost structure. We have taken, and expect to continue to take, significant actions (including site closures, product transfers, asset divestitures and product terminations) in furtherance of this goal. In this regard, we recently announced several major cost reduction initiatives including the transfer of manufacturing of certain of our products to contract manufacturing partners and our Shenzhen, China, facility, site consolidations and divestitures, product line and operations divestitures, end of life programs and significant headcount reductions. We expect to continue to take additional, similar actions for the foreseeable future opportunistically. We cannot be certain that these programs will be successful or completed as and when. These programs are costly, as we have incurred, and will continue to incur. In addition, these programs are risky, as they are time-consuming and disruptive to our operations, employees customers (most significantly, our end of life programs) and suppliers, with no guarantee that the expected results (particularly cost savings and profitability expectations) will be achieved as and when projected, or that the costs to complete these program will not increase above expected levels. Apart from ensuring the timely, cost-effective, execution of the actions planned, it is imperative that we conduct these programs with minimal adverse customer impact.

If our contract manufacturers fail to perform their obligations our business will suffer.

We are increasing our use of contract manufacturers as an alternative to internal manufacturing. Among other things, we recently transferred, or have agreed to transfer, several of our facilities, assets and manufacturing operations to our contract manufacturer, Fabrinet, and have also agreed to transfer the manufacture of certain other products to an additional contract manufacturer. Accordingly, our reliance on these and other contract manufacturers as primary manufacturing resources is growing significantly. Consequently, we are increasingly exposed to the general risks associated with the businesses, operations and financial condition of our contract manufacturers, including, among other things, the risks of bankruptcy, insolvency, management changes, adverse change of control, natural disasters and local political or economic volatility or instability (contract manufacturing facilities are concentrated in low-cost Asian locations). Nevertheless, if our contract manufacturers do not fulfill their obligations to us on a timely basis, for any reason, or if we do not properly manage these relationships and the transition of assets, operations and product manufacturing to these contract manufacturers, our business and customer relationships will suffer. In addition, by undertaking these activities, we run the risk that the reputation and competitiveness of our products and services may deteriorate as a result of the reduction of our control over quality and delivery schedules. We also may experience supply interruptions, cost escalations and competitive disadvantages if our contract manufacturers fail to develop, implement or maintain manufacturing methods appropriate for our products and customers. In this regard, we have experienced, and continue to periodically experience, difficulties (such as delays, interruptions and quality problems) associated with products we have transferred to contract manufacturers. These may continue, resulting in, among other things, lost revenue opportunities, customer dissatisfaction and additional costs.

We have continuing concerns regarding the manufacture, quality and distribution of our products. These concerns are heightened as new product offerings increase.

Our success depends upon our ability to deliver high quality products on time to our customers at acceptable cost. As a technology company, we constantly encounter quality, volume and cost concerns. Currently, a combination of factors is exacerbating our concerns:

•	Our continuing cost reduction programs, which include site consolidations, asset divestitures, product transfers (internally and to contract manufacturers) and employee reductions, require the re-establishment and re-qualification of complex manufacturing lines, as well as modifications to systems, planning and operational infrastructure. During this process, we have experienced, and continue to experience: additional costs, and delays in re-establishing volume production levels; supply chain interruptions; planning difficulties; inventory issues; factory absorption concerns; and systems integration problems.

•	Periodic, variable increases in demand for certain of our products, in the midst of our cost reduction programs, have from time to time strained our execution abilities as well as those of our suppliers, as we are experiencing periodic and varying capacity, workforce and materials constraints, enhanced by the impact of our ongoing product and operational transfers.

•	Recently, we have commenced a series of new product programs and introductions, particularly in our circuit pack, communications modules and display components businesses, which due to the untested and untried nature of the relevant products and their manufacture and their increased complexity, exposes us to product quality risk, internally and with our materials suppliers.

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

We could incur significant costs to correct defective products.

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

If we cannot develop new product offerings or if our new product offerings fail in the market, our business will suffer.

We are a technology company. Our success or failure depends, in large part, upon our ability to continuously and successfully introduce and market new products and technologies meeting or exceeding our customers’ expectations. Accordingly, we intend to continue to develop new product lines and improve the business for existing ones. However, we have considerably reduced our research and development spending from historic levels and some of our competitors now spend considerably higher percentages of their revenues on research and development than do we. If we fail to develop and sustain a robust, commercially viable product pipeline our business will suffer.

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

Signs of market stability are not necessarily indicative of long-term growth.

Among other things, while our direct telecommunications customer base has remained largely intact, their customer base, the service providers, has been significantly reduced due to industry consolidations and the reduction of the competitive local exchange carriers. Notwithstanding signs of market stability, visibility into our markets, and particularly the telecommunications market remains limited, average selling prices continue to decline and revenue and profitability targets and projections are subject to uncertainty and variability. While we are generally encouraged by long-term growth prospects, our visibility remains limited and we remain cautious and cannot predict the timing or magnitude of growth for our industries or our business, at this time.

Stability concerns affecting many of our key suppliers could impair the quality, cost or availability of many of our important products, harming our revenue, profitability and customer relations.

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

The communications equipment industry has extremely long product development cycles requiring us to incur product development costs without assurances of an acceptable investment return.

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

Our business and financial condition could be harmed by our long-term growth strategy.

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

Our sales are dependent upon a few key customers.

A few large customers account for most of our net revenue. During the third quarter of fiscal 2005, one customer, SICPA, accounted for 10% of our net revenue. For the third quarter of fiscal 2004, SICPA and Texas Instruments, each accounted for more than 10% of our net revenue. We expect that, for the foreseeable future, sales to a limited number of customers will continue to account, alone or in the aggregate, for a high percentage of our net revenues. Dependence on a limited number of customers exposes us to the risk that order reductions from any one customer can have a material adverse effect on periodic revenue.

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

We depend on a limited number of vendors.

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

Any failure to remain competitive would harm our operating results.

The markets in which we sell our products are highly competitive and characterized by rapidly changing and converging technologies. We face intense competition from established domestic and international competitors and the threat of future competition from new and emerging companies in all aspects of our business. Much of our current competition comes from large, diversified Asian corporations, and emerging, largely Chinese optical companies. These competitors have considerable optical expertise, and often very low cost structures. The competitive threat is exacerbated by the overall trend towards increased commoditization of traditionally highly differentiated products, particularly in our Communications Products Group. We expect Asian, and particularly Chinese, competition to increase. To remain competitive in both the current and future business climates, we believe we must maintain a substantial commitment to research and development, and significantly improve our cost structure. Our efforts to remain competitive may be unsuccessful.

Risks in Acquisitions.

Our growth is dependent upon market growth, our ability to enhance our existing products and the introduction of new products on a timely basis. We have and will continue to address the need to develop new products through acquisitions of other companies and technologies. Acquisitions involve numerous risks, including the following:

•	Difficulties in integrating the operations, technologies, products and personnel of the acquired companies;

•	Diversion of management’s attention from normal daily operations of the business;

•	Potential difficulties in completing projects associated with in-process research and development;

•	Difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

•	Insufficient revenues to offset increased expenses associated with acquisitions; and

•	Potential loss of key employees of the acquired companies.

Acquisitions may also cause us to:

•	Issue common stock that would dilute our current shareholders’ percentage ownership;

•	Assume liabilities;

•	Record goodwill and non-amortizable intangible assets that will be subject to impairment testing and potential periodic impairment charges;

•	Incur amortization expenses related to certain intangible assets;

•	Incur large and immediate write-offs of in-process research and development costs; or

•	Become subject to litigation.

Mergers and acquisitions of high-technology companies are inherently risky, and no assurance can be given that our previous or future acquisitions will be successful or will not adversely affect our business, operating results, or financial condition. Failure to manage and successfully integrate acquisitions we make could harm our business and operating results in a material way. Even when an acquired company has already developed and marketed products, there can be no assurance that product enhancements will be made in a timely fashion or that all pre-acquisition due diligence will have identified all possible issues that might arise with respect to such products.

Expenses relating to in-process research and development expenses are charged in an individual quarter. These charges may occur in future acquisitions in any particular quarter resulting in variability in our quarterly earnings.

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

We recently experienced a significant amount of turnover within our corporate accounting and finance department, including the loss of our Chief Financial Officer, Vice-President and Corporate Controller, Corporate Accounting Manager and Corporate Reporting Manager. We have hired new corporate accounting and finance personnel and are actively recruiting to fill additional vacancies, while at the same time strengthen the technical capabilities of existing accounting and finance personnel. Should we be unable to recruit the personnel needed in the corporate accounting and finance function, our internal controls over financial reporting could suffer and could result in a material weakness in a future period.

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

The commercialization of certain of the products we design, manufacture and distribute through our Commercial and Consumer Products Group may be more costly due to required government approval and industry acceptance processes. We have experienced delays in the commercialization of our light engine product in this segment. Development of applications for our light interference pigment products may require significant testing that could delay our sales. For example, certain uses in cosmetics may be regulated by the Food and Drug Administration, which has extensive and lengthy approval processes. Durability testing by the automobile industry of our pigments used with automotive paints can take up to three years. If we change a product for any reason including technological changes or changes in the manufacturing process, prior approvals or certifications may be invalid and we may need to go through the approval process again. If we are unable to obtain these or other government or industry certifications in a timely manner, or at all, our operating results could be adversely affected.

We face risks related to our international operations and revenue.

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

Net revenue from customers outside North America accounted for 36% of our net revenue in the third fiscal quarter of 2005, and 36%, 30% and 26% of our total net revenue in fiscal 2004, 2003 and 2002, respectively. We expect that revenue from customers outside North America will continue to account for a significant portion of our total net revenue. Lower sales levels that typically occur during the summer months in Europe and some other overseas markets may materially and adversely affect our business. In addition, sales of many of our customers depend on international sales and consequently further expose us to the risks associated with such international sales.

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

We are increasing manufacturing operations in China, which expose us to risks inherent in doing business in China.

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

Managing our inventory is complex and may include write-downs of excess or obsolete inventory.

Managing the Company’s inventory of components and finished products is a complex task. A number of factors, including, but not limited to, the need to maintain a significant inventory of certain components that are in short supply or that must be purchased in bulk to obtain favorable pricing or require long lead times, the general unpredictability of demand for specific products, may result in the Company maintaining large amounts of inventory. Inventory which is not used or expected to be used as and when planned may become excess or obsolete. Any excess or obsolete inventory could also result in sales price reductions and/or inventory write-downs, which we expect to continue, and historically have adversely affected the Company’s business and results of operations.

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

Our business and operations would suffer in the event of a failure of our information technology infrastructure.

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

If we have insufficient proprietary rights or if we fail to protect those we have, our business would be materially harmed.

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

The industry in which we operate experiences periodic claims of patent infringement or other intellectual property rights. We have received in the past and, from time to time, may in the future receive notices from third parties claiming that our products infringe upon third-party proprietary rights. One consequence of the recent economic downturn is that many companies have turned to their intellectual property portfolios as an alternative revenue source. This is particularly true of companies which no longer compete with us. Many of these companies have larger, more established intellectual property portfolios than ours. Typical for a growth-oriented technology company, at any one time we generally have various pending claims from third parties that one or more of our products or operations infringe or misappropriate their intellectual property rights or that one or more of our patents is invalid. For example, we have pending litigation with Litton Systems, Inc., and the Board of Trustees of the Leland Stanford, Jr. University involving claims for damages in connection with the alleged past infringement by our optical amplifiers of a now expired U.S. patent. We will continue to respond to other claims in the course of our business operations. In the past, the settlement and disposition of these disputes has not had a material adverse impact on our business or financial condition, however this may not be the case in the future. Further, the litigation or settlement of these matters, regardless of the merit of the claims, could result in significant expense to us and divert the efforts of our technical and management personnel, whether or not we are successful. If we are unsuccessful, we could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology that is the subject of the litigation. We may not be successful in such development or such licenses may not be available on terms acceptable to us, if at all. Without such a license, we could be enjoined from future sales of the infringing product or products.

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

We face certain litigation risks that could harm our business.

We have had numerous lawsuits filed against us asserting various claims as noted in Part II of this filing, including securities and ERISA class actions and stockholder derivative actions. The results of complex legal proceedings are difficult to predict. Moreover, many of the complaints filed against us do not specify the amount of damages that plaintiffs seek and we therefore are unable to estimate the possible range of damages that might be incurred should these lawsuits be resolved against us. While we are unable to estimate the potential damages arising from such lawsuits, certain of them assert types of claims that, if resolved against us, could give rise to substantial damages. Thus, an unfavorable outcome or settlement of one or more of these lawsuits could have a material adverse effect on our financial position, liquidity and results of operations. Even if these lawsuits are not resolved against us, the uncertainty and expense associated with unresolved lawsuits could seriously harm our business, financial condition and reputation. Litigation can be costly, time-consuming and disruptive to normal business operations. The costs of defending these lawsuits, particularly the securities class actions and stockholder derivative actions, have been significant, will continue to be costly and may not be covered by our insurance policies. The defense of these lawsuits could also result in continued diversion of our management’s time and attention away from business operations, which could harm our business.

Recently enacted and proposed regulatory changes will cause us to incur increased costs.

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

We are currently performing testing of the system and process controls required to ensure compliance as of June 30, 2005 with the management certification and auditor attestation requirements of Section 404 of the Sarbanes Oxley Act. While we currently anticipate that we will timely complete all such actions, we cannot at this time provide absolute assurance that all such actions will timely be completed. Possible consequences of failure include sanction or investigation by regulatory authorities, such as the Securities Exchange Commission or the Nasdaq National Market, and inability to timely file our Annual Report on Form 10-K for fiscal 2005. Any such action could harm our stock price.

If we fail to manage our exposure to worldwide financial and securities markets successfully, our operating results could suffer.

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

We also hold investments in other public and private companies, including, among others, Nortel Networks, Adept and ADVA, and have limited funds invested in private venture funds. All three companies have experienced severe stock price declines during the recent economic downturn, which have greatly reduced the value of our investments, and we have written down the value of these investments as the decline in fair value was deemed to be other-than-temporary. In addition to our investments in public companies, we have in the past and expect to continue to make investments in privately held companies as well as venture capital investments for strategic and commercial purposes. For example, we had a commitment to provide additional funding of up to $12.6 million to certain venture capital investment partnerships as of March 31, 2005. In recent months some of the private companies in which we held investments have ceased doing business and have either liquidated or are in bankruptcy proceedings. If the carrying value of our investments exceeds the fair value and the decline in fair value is deemed to be other-than-temporary, we will be required to further write down the value of our investments, which could materially harm our results of operations or financial condition.

We sold $475.0 million of senior convertible notes, which significantly increased cash to debt ratio, and may cause our reported earnings per share to be more volatile because of the conversion contingency features of these notes.

On October 31, 2003, we issued $475.0 million of indebtedness in the form of senior convertible notes. The issuance of these notes substantially increased our principal payment obligations and we may not have enough cash to repay the notes when due. By incurring new indebtedness, the related risks that we now face could intensify. The degree to which we are leveraged could materially and adversely affect our ability to successfully obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures.

In addition, the holders of those notes are entitled to convert those notes into shares of our common stock under certain circumstances which would cause dilution to our existing stockholders and lower our reported per share earnings.

Our rights plan and our ability to issue additional preferred stock could harm the rights of our common stockholders.

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

Some anti-takeover provisions contained in our charter and under Delaware laws could hinder a takeover attempt.

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

From time to time we enter into foreign exchange forward contracts on behalf of our Canadian, European and Asian subsidiaries. These forward contracts offset the impact of U.S. dollar currency fluctuations on certain monetary assets and liabilities.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and interim Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. While our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions regardless of how remote. However, based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, our Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures were effective and timely, alerting them to material information required to be included in our periodic SEC filings at the reasonable assurance level.

(b)	Changes in internal control over financial reporting.

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting. However, recently, we experienced a significant amount of turnover within our corporate accounting and finance department, including the loss of our Chief Financial Officer, Vice-President and Corporate Controller, Corporate Accounting Manager and Corporate Reporting Manager. We have hired new corporate finance personnel and are actively recruiting to fill additional vacancies, while at the same time strengthen the technical capabilities of existing accounting and finance personnel.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Pending Litigation

The Securities Class Actions:

As discussed in our previous filings, litigation under the federal securities laws has been pending against the Company and certain former and current officers and directors since March 27, 2002. On February 28, 2005, Defendants in In re JDS Uniphase Corporation Securities Litigation, C-02-1486 (N.D. Cal.), answered the Second Amended Complaint. Both Lead Plaintiff and JDSU have propounded discovery. JDSU has served written responses and has begun document production. The parties also have served initial disclosures pursuant to Rule 26(a) (1) of the Federal Rules of Civil Procedure and have produced some documents in connection with their disclosures. A case management conference is scheduled for June 24, 2005.

In Zelmanv. JDS Uniphase Corp., No. C-02-4656 (N.D. Cal.), a related securities case, Defendants moved to dismiss the Amended Complaint on February 25, 2005. On April 6, 2005, Judge Wilken referred Defendants’ motion to Judge William W. Schwarzer of the District Court for the Northern District of California. Judge Wilken further ordered that the hearing for Defendants’ motion shall be reset by Judge Schwarzer. A case management conference before Judge Wilken is scheduled for June 24, 2005.

The Derivative Actions:

As discussed in our previous filings, derivative actions purporting to be brought on the Company’s behalf have been filed in state and federal courts against several of our current and former officers and directors based on the same events alleged in the securities litigation. No activity has occurred in Corwin v. Kaplan, No. C-02-2020 (N.D. Cal.), since our last filing. On February 8, 2005, the Court lifted the stay of the California state derivative action, In re JDS Uniphase Corporation Derivative Litigation, Master File No. CV806911 (Santa Clara Super. Ct.). On March 11, 2005, Defendants updated their demurrer to complaint, which was pending when the action was stayed. Defendant Ernst & Young also moved to compel arbitration of Plaintiffs’ claims against it. The demurrers and motion to compel arbitration are scheduled to be heard on May 17, 2005. A case management conference also is scheduled for that day. As noted in our previous filings, the plaintiff in that action has issued a shareholder inspection demand that has been disputed by the Company. The dispute remains unresolved. No activity has occurred in Cromas v. Straus, Civil Action No. 19580 (Del. Ch. Ct.), the Delaware derivative action, since our last filing.

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

The ERISA Actions:

As discussed in our previous filings, a consolidated action entitled In re JDS Uniphase Corporation ERISA Litigation, Master File No. C-03-4743 CW, is pending in the District Court for the Northern District of California against the Company and certain of its former and current officers and directors on behalf of a purported class of participants in the Company’s 401(k) Plan. On April 6, 2005, Judge Wilken referred Defendants’ motion to dismiss Plaintiffs’ consolidated amended complaint to Judge William W. Schwarzer. Judge Wilken further ordered that the hearing for Defendants’ motion shall be reset by Judge Schwarzer. Plaintiffs opposed Defendants’ motion on March 11, 2005. A case management conference before Judge Wilken is scheduled for June 24, 2005.

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

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

As of March 31, 2005, the following executive officers and members of the Company’s Board of Directors maintained “plans” under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, for trading in shares of the Company’s common stock and/or exchangeable shares:

Christopher S. Dewees

Robert E. Enos

Martin A. Kaplan

Stan Lumish

Casimir Skrzypczak

Mark S. Sobey

Thomas Znotins

Item 6. Exhibits

(a) Exhibits:

Exhibit No.	Exhibit Description
3.1	Amended and Restated Bylaws of JDS Uniphase Corporation.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JDS Uniphase Corporation
(Registrant)

Date: May 11, 2005	/s/ David Vellequette
By: David Vellequette
Vice President and interim Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.1	Amended and Restated Bylaws of JDS Uniphase Corporation.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.