Form 10-K
period 2005-06-30
JDS UNIPHASE CORP /CA/
filed 2005-09-30
CIK 912093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

For Annual and Transition Reports Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2005*

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes  ☐    No  ☐

As of December 31, 2004 the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $4.6 billion, based upon the closing sale prices of the common stock and exchangeable shares as reported on the NASDAQ National Market and the Toronto Stock Exchange, respectively. Shares of common stock and exchangeable shares held by executive officers and directors have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 31, 2005, the Registrant had 1,652,154,979 shares of common stock outstanding, including 58,184,798 exchangeable shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Part III of this Annual Report on Form 10-K is incorporated by reference to the Registrant’s definitive Proxy Statement in connection with the 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year.

*	Our fiscal year ended formally on July 2, 2005. For more information see Note 1 to Consolidated Financial Statements for information regarding Registrant’s fiscal year.

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

Management cautions that forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in such forward-looking statements. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, including, without limitation, the following: (i) due to, among other things, the Company’s limited visibility, our ability to perceive or predict market trends (including, among other things, any stabilization recovery or growth thereof) is limited and uncertain; (ii) our ongoing integration, cost reduction, reorganization and restructuring efforts may not be successful in achieving their expected cost reductions and other benefits, may be insufficient to align the our operations with customer demand and the changes affecting its industry, or may be more costly, or may be more extensive than currently anticipated; (iii) our ability to predict financial performance for future periods continues to be difficult; (iv) ongoing efforts to improve our execution and design and introduce products that meet customers’ future need and to manufacture such products at competitive costs may not be successful, and (v) the expected increases in revenues and customer and market penetration resulting from our recent acquisitions may not materialize to the extent anticipated and these expected benefits maybe further offset by costs and diversion of our management’s time with respect to the integration of these acquisitions with us. Further, our future business, financial condition and results of operations could differ materially from those anticipated by such forward-looking statements and are subject to risks and uncertainties including the risks set forth above and the “Risk Factors” set forth in this Annual Report on Form 10-K. Moreover, neither we assume nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. Forward-looking statements are made only as of the date of this Report and subsequent facts or circumstances may contradict, obviate, undermine or otherwise fail to support or substantiate such statements. We are under no duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform such statements to actual results or to changes in our expectations.

PART I

ITEM 1. BUSINESS

General

JDS Uniphase (“JDSU”) is a worldwide leader and innovator of optical technologies that enable dramatic improvements in the way we communicate, detect, present and experience information. Our products are used in communications, commercial and consumer applications including optical networks, brand protection, lasers, aerospace and defense.

The storage and distribution of content (in the form of high-data audio and video, including emerging HDTV, and multi-player games) are similarly transitioning away from physical storage (such as CDs and DVDs) and related distribution methods, to digital files transmitted over communications networks and stored on large-capacity servers and hard drives. These transformations require the support of higher capacity networks. Traffic generated over broadband access networks already accounts for the majority of data traffic, and continues to grow at a very high rate. As greater bandwidth capability is delivered closer to the end user, we expect consumers to increasingly demand and obtain higher content, real-time, interactive visual and audio experiences. Many of the forces driving demand for high-bandwidth communications networks (such as the emergence of high-data digital audio, video and gaming) are similarly transforming the consumer and commercial electronics industries from traditional analog cathode ray tube (“CRT”), smaller screen displays, to large, flat panel and projection digital microdisplays, as consumers and businesses are increasingly demanding the improved visual experiences offered by the new high-data content. We believe that we are well positioned to continue to lead in these industries due to our unique expertise in the application of light to innovative optical solutions, enabling new business opportunities for our original equipment manufacturer (“OEM”) customers worldwide.

Our Communications segment provides components, modules and subsystems used by communications equipment providers for telecommunications, and data communications. These products enable the transmission of video, audio and text data over high-capacity fiber optic cables. Although ultimately highly complex, these systems perform three basic functions: transmitting, routing (switching) and receiving information, in this case, information encoded on light signals. These products include transmitters, receivers, amplifiers, multiplexers and demultiplexers, add/drop modules, switches, optical performance monitors and couplers, splitters and circulators. We also provide test and measurement equipment used to assess performance of optical components in manufacturing, research and development, system development and network maintenance.

Our Commercial and Consumer segment provides lasers, coated optics and assemblies for defense, aerospace, instrumentation, biomedical and other applications. For example, we provide lasers for biotechnology, remote sensing, semiconductor, material processing, graphics and imaging and other applications. We also provide document authentication, brand protection and product differentiation solutions for a range of public and private sector markets. The products we provide for these applications control, enhance and modify the behavior of light, utilizing its reflection, absorption and transmission properties to achieve specific effects such as high reflectivity, anti-glare and spectral filtering. Specific product applications include computer monitors and flat panel displays, projection systems, photocopiers, facsimile machines, scanners, security products and decorative surface treatments.

The Company was incorporated in California in May 1979 and reincorporated in Delaware in October 1993. JDSU is the product of several significant mergers and acquisitions, including, among others, the combination of Uniphase Corporation and JDS FITEL Inc. to form JDSU Corporation on June 30, 1999, and major subsequent acquisitions, including Optical Coating Laboratory, Inc. (“OCLI”) on February 4, 2000, E-TEK Dynamics, Inc. (“E-TEK”) on June 30, 2000 and SDL, Inc. (“SDL”) on February 13, 2001.

Our Internet address is www.jdsu.com. We post all Securities and Exchange Commission (“SEC”) filings on our website at www.jdsu.com/investors as soon as reasonably practicable after they are electronically filed or furnished to the SEC. All such filings on our Investor Relations web site are available free of charge. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Industry Environment

In fiscal 2005, the we offered innovative products, categorized into two segments, “Communications Products Group” and “Commercial and Consumer Products Group.” Collectively, these products serve the communications, display, commercial lasers, product and document security and brand differentiation markets.

Communications Products Group

Among the driving factors in the communications industry is the strong competitive dynamic between telecommunications, cable television, satellite and wireless service providers. Each of these provider types is vying for share of the market for the expected convergence of voice, text and video content. That is, while text, voice and video content are each currently generally delivered over disparate networks, expectations are that all digitized information (text, voice and video) will be delivered from single sources over a consolidated network architecture. Consequently, while service providers typically offer diversified services to both consumers and business markets, many are rapidly investing to deploy converged multi-service networks capable of delivering “triple-play services,” i.e. integrated voice, video and entertainment services. Potential benefits for service providers include increased Average Revenue per User (“ARPU”) and reduced customer turnover rates, thus increasing both profitability and long-term competitive advantage. This competitive trend is predominantly relevant in markets where government action has led to deregulation of the communications industry, in particular in North America, the European Union, and several countries in both Asia and South America.

Competition between service providers and the need to provide increasing types of services, including a larger percentage of video-based content such as news, movies, and gaming is generating strong growth in demand for network capacity and bandwidth rates which in turn drives demand for many types of networking, access and transport systems.

Within the Enterprise market, growing demand for broadband is driven by demand for intra-company (LAN or local area network) and inter-company (WAN or wide area network) information. In addition, many companies are embracing new productivity-enhancing applications, such as Voice over Internet Protocol (“VoIP”), which replaces traditional fixed circuit, point-to-point voice communications with packet-based network routed calls, and universal messaging systems that require greater bandwidth capability and data storage requirements.

Growing demand for network capacity and bandwidth is expected to result in greater adoption of optical communications products across all segments including: Long Haul, Metro (core and access), Cable TV (“CATV”), Submarine, and Fiber to the Premises (“FTTP”) in the Telecom sector and LAN, SAN or storage area networks and WAN for the Storage or Enterprise market. We believe that any deployment of fiber closer to the end user will result in increased demand on the metro and long-haul infrastructures into which these new deployments would feed. In general, all implementations move fiber closer to the consumer, displacing copper infrastructure and increasing the availability of wider bandwidth services. We believe that JDSU, with one of the broadest optical communications product portfolios in the industry, is poised to capitalize on these developments.

We do remain cautious, however, in attempting to forecast the future. Visibility remains limited, and we cannot provide any assurance as to the timing or scale of any new optical network deployments or sustained industry recovery, in general.

Commercial and Consumer Products Group

Our Commercial and Consumer segment offers innovative products for application in the following industries:

Commercial

We provide high performance optics for application in commercial markets including semiconductors, materials processing and biotechnology. We also provide lasers for use in imaging, aerospace and defense applications.

Technology demands and trends shaping the adoption of high-performance optical solutions include:

•	growth in the semiconductor market, including wafer inspection and materials processing;

•	growing demand for smaller size and increased functionality, especially for electronic products, requiring high speed, precise micro machining and materials processing;

•	growth in biotechnology, including advances in cytology, hematology and genome sequencing;

•	the need for lasers and instrumentation that offer innovative, non-invasive, effective measurement and analysis for biomedical and healthcare; and

•	remote sensing in environmental applications, including bio hazard detection.

These trends are generating growing demand for commercial laser products. Market growth is further stimulated by the continuous reductions in sizes and power driven by adoption of solid state laser technology. We believe that, as a leading provider of commercial laser and other supporting technologies, we are poised to benefit from the rapid development of these industry trends.

Consumer

Brand owners in diverse industries worldwide are increasingly concerned with the loss of significant revenues to counterfeit products. Additional effects include risk to consumer health and safety, corporate liability issues, devaluation of brand image and weakening of brand loyalty. Products likely to be subject to counterfeit include pharmaceuticals, imaging supplies, apparel, automotive parts, consumer electronic products, and electronic media.

Multiple factors are contributing to the rapidly growing counterfeit market including, among others, the broad adoption of the Internet to facilitate distribution, ready availability of low-cost, very high-quality printing equipment to reproduce product packaging, the elimination of international trade barriers and an increasingly mobile global society.

Corporate brand owners are accelerating the introduction of protective measures, developing both overt and covert packaging strategies that provide consumers and/or their inspection personnel with the ability to quickly determine product authenticity, for instance, by visually detecting a color-shifting pattern on the package itself.

Our optical technology protects approximately 100 currencies worldwide and has been introduced by leading pharmaceutical companies on prescription drug packaging. Companies in other industry sectors are also implementing brand protection solutions using our color-shifting technology in an attempt to prevent counterfeiting of their most important brands. We believe that, as a leader in the design and manufacture of color-shifting technology for decorative, document and brand authentication solutions, we are poised to continue extending our industry impact and to broaden our reach to new areas.

We also participate in markets that are undergoing a significant evolution driven by the emergence of high-definition (“HD”) content, rapid adoption of DVDs and on-line gaming, and increased use of digital distribution of films and video. Content providers and both satellite and cable television service providers are rapidly increasing supply of HD material that can provide up to 5 time higher resolution than traditional formats. Consumers have quickly come to appreciate the impact that higher resolution formats have on the entertainment experience.

There is also a migration from scheduled to on-demand content delivery. Television programming is undergoing a transformation from scheduled programming, tightly managed by the content providers, to on-demand consumption, driven by consumer demand for greater flexibility as to when and where content is experienced. This in turn, is expected to drive further growth of consumed content.

As a result of advances in microdisplay technology consumers can now enjoy very high image quality in large screen formats at an increasingly affordable cost, and demand for rear projection televisions (“RPTVs”) has fueled a multi-billion dollar market. We provide high-quality and high performance component and assembly level products to OEMs in the RPTV market, and believe we are therefore well positioned to benefit from these trends.

Restructuring Programs

Since April 2001, we have significantly consolidated the Company and rationalized the manufacturing of our products based on core competencies, cost efficiency and alternative manufacturers, where appropriate. Among other things, we continue to strengthen our partnerships with contract manufacturers primarily for our telecommunications, data communications, lasers and display products. We are also centralizing in-house manufacturing to our lower-cost facility in Shenzhen, China. However, we may not be successful in our manufacturing strategy. There are many risks to be addressed, as more particularly described in the “Risk Factors” section.

In April 2005, we announced a restructuring program that would reduce the number of manufacturing facilities, dispose of businesses and product lines that were not strategic and/or were not capable of meeting our desired profitability goals. This restructuring program included the reduction of headcount at the Santa Rosa facility, the sale of our Fuzhou, China and Mountain Lakes, New Jersey businesses, the transfer of our manufacturing operations in Ewing, New Jersey to a contract manufacturer, and the sale of the CATV product line to a third party.

We have consolidated manufacturing, research and development, sales and administrative facilities through building and site closures. As of June 30, 2005, 38 sites and buildings in North America, Europe and Asia-Pacific have been closed. The process involves consolidating product lines, standardizing on global product designs, and transferring manufacturing to fewer locations. The 38 sites closed were as follows:

North America:	Allentown, Pennsylvania; Asheville, North Carolina; Calabasas, California; Camarillo, California; Columbus, Ohio; Eatontown, New Jersey; Freehold, New Jersey; Gloucester, Massachusetts; Horsham, Pennsylvania; Manteca, California; Mountain Lakes, New Jersey; Ottawa, Canada (two sites); Piscataway, New Jersey; Raleigh, North Carolina; Richardson, Texas; Rochester, New York; San Jose, California (two sites); Santa Barbara, California; Toronto, Canada; Valencia, California; Victoria, Canada; Westlake, California.

Europe:	Arnhem, Netherlands; Bracknell, United Kingdom; Eindhoven, Netherlands; Hillend, United Kingdom; Oxford, United Kingdom; Plymouth, United Kingdom; Torquay, United Kingdom; Waghaeusel-Kirrlach, Germany; Witham, United Kingdom.

Asia-Pacific:	Bintan, Indonesia; Fuzhou, China, Shunde, China; Sydney, Australia; Taipei, Taiwan.

We have centralized and continue to centralize many administrative functions such as information technology, human resources and finance to take advantage of synergies, economies of scale and common processes and controls.

Our results of operations and financial condition were significantly affected by charges related to our restructuring activities, the write-downs of inventories, and the impairment of our investments and long-lived assets during fiscal 2005, 2004, and 2003.

Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 and Notes to the Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K for further discussion on these charges.

Acquisitions

As part of our strategy, we are committed to the ongoing evaluation of strategic opportunities and, where appropriate, to the acquisition of additional products, technologies or businesses that are complementary to, or broaden the markets for our products. During fiscal 2005 and into fiscal 2006, we continued execution of our strategy to better address our market needs and improve our business model by reducing cost structure, eliminating non-core products and seeking strategic partnerships.

On September 8, 2005, we announced the acquisition of Agility Communications, Inc. (“Agility”), a leading provider of widely tunable laser solutions for optical networks. The acquisition is expected to 1) solidify our leadership position in the rapidly growing market for tunable lasers and transponders; 2) offer an optimal path to high volume, high yield, tunable, pluggable solutions when combined with JDSU’s manufacturing scalability; and 3) establish JDSU as the broadest end-to-end agile optical network portfolio provider in the marketplace today. The acquisition is expected be completed by the second quarter of fiscal 2006.

On August 3, 2005, we completed the acquisition of privately held Acterna, Inc. (“Acterna”), a leading worldwide provider of broadband and optical test and measurement (“T&M”) solutions for telecommunications and cable service providers and network equipment manufacturers, for approximately $450.0 million in cash and $310.0 million in JDS Uniphase’s common stock, which equated to approximately 200 million shares. With this acquisition, we become a leading provider of optical communications sub-systems and broadband T&M systems serving an expanded customer base that includes the largest 100 telecommunications and cable services providers, and system manufacturers worldwide. The combined portfolio of products and services are expected to enhance the deployment of Internet Protocol (“IP”)-based data, voice and video services over optical long haul, metro, fiber-to-the-home, DSL and cable networks. Starting the first quarter of fiscal 2006, the addition of Acterna’s T&M business will comprise a new reportable segment of our business.

In June 2005, we acquired Photonic Power Systems, Inc. (“PPS”). PPS is a company that has pioneered the delivery of electrical power over fiber. The acquisition of PPS supports our goal of technology innovation. The PPS technology opens up multiple new markets for us, including medical, wireless communications, electrical power, industrial sensors, and aerospace applications.

In May 2005, we acquired Lightwave Electronics Corporation (“Lightwave”). Lightwave is a leading provider of solid-state lasers for commercial markets including materials processing, semiconductor fabrication, and biotech. Lightwave enables us to expand our product line of solid-state lasers and broaden our customer base in growing laser market segments. The acquisition reinforces our commitment to the OEM laser business and significantly strengthens our portfolio in the higher-growth solid-state laser markets. Customers use solid-state lasers for applications such as PC board via-hole drilling, wafer singulation for solar cells and Light Emitting Diode (“LEDs”), wafer inspection and alignment, memory repair, and ultraviolet flow cytometry and confocal microscopy.

In July 2004, we acquired Advanced Digital Optics, Inc. (“ADO”). By acquiring ADO, we extended its capabilities in the design and manufacture of micro-display light engines that deliver leading performance and image quality for the high definition television market.

Please refer to “Note 17. Mergers and Acquisitions” and “Note 22. Subsequent Events (Unaudited)”of Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K for further discussion of the acquisitions completed during fiscal 2005 and completed or announced in fiscal 2006.

Divestitures

In May 2005, we entered into an agreement with EMCORE Corporation (“Emcore”) whereby it acquired the assets of our analog CATV and Radio Frequency (“RF”) business. Our decision to divest from the CATV business was driven by the nature of our CATV portfolio, which did not meet our profitability and strategic objectives.

In April 2005, we announced that we were executing against a set of cost reduction initiatives to reduce our investment in North American manufacturing and exit a number of products that did not meet our profitability targets. These products included: CATV, bulk optics, micro display windows, and light engines. As a result, we sold our Fuzhou, China bulk optics business and our Mountain Lakes, New Jersey precision glass business to Fabrinet; sold our CATV business to Emcore; transferred our manufacturing of products in Ewing, New Jersey and Melbourne, Florida to contract manufacturers. These actions along with the discontinuance of a number of other products are targeted to reduce our headcount by approximately 1,350 people. In November 2004, we announced a strategic decision to sell our Singapore and Bintan, Indonesia manufacturing operations to Fabrinet. The agreement provides us with long-term sourcing guarantees for the datacom transceivers currently being manufactured at these facilities. Research and development continues at all sites, except for the Mountain Lakes, New Jersey facility.

In August 2004, we sold the assets of our molded-optics business unit to Triformix, Inc. of Santa Rosa, California.

Operating Segments and Products

We operate in two principal segments through which we develop and manufacture our products: (i) Communication Products Group, which accounted for approximately 59% of our net revenue in fiscal 2005, and (ii) Commercial and Consumer Products Group, which accounted for approximately 41% of our net revenue in fiscal 2005.

Please refer to “Note 18. Operating Segments and Geographic Information” of Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K for further discussion of our operating segments.

Through our two segments, we serve customers in the communications, consumer, commercial and defense industries.

In the communications industry, we provide optical products and solutions to the telecommunications market, including submarine, long haul, metro, access and cross connect applications. We also serve the data communications market, including SAN, LAN, and Ethernet WAN applications

In the consumer industry, we provide optical solutions using light interference for document and currency authentication as well as for product authentication and brand protection. We also provide decorative coatings using light interference that provide product differentiation. In addition, we also provide coated optics and assemblies for displays for projection televisions.

In the commercial and defense industries, we provide laser, coated optics and assemblies that are used in biotechnology, material processing, semiconductor, graphics and imaging, aerospace and defense applications.

Communications Products Group

Our communications products include a broad range of components, modules and subsystems that can enable our customers to satisfy all of their requirements through “one-stop” shopping at a single supplier. We leverage our broad-based component portfolio to provide higher levels of integration in modules and subsystems to create value-added solutions for our customers. We also provide a family of instrumentation products used in a variety of applications including manufacturing and research and development (“R&D”). The breadth of our communications product offering is described below.

Components:

Source Lasers: These products provide the initial signal that is transmitted over an optical network. We provide continuous wave lasers and directly modulated lasers for telecom and cable television systems. In addition to fixed wavelength lasers, we also provide tunable lasers that can be adjusted to any frequency over a range of wavelengths. Our Transmission Optical Sub Assemblies (“TOSAs”) offer greatly reduced size and cost.

Photodetectors and Receivers: Photodetectors and receivers detect the optical signals and convert them back into electronic signals. Photodetectors, when co-packaged with an electronic preamplifier, are referred to as receivers. We expanded our broad offering of receivers this year to include Receive Optical Sub Assemblies (“ROSAs”) that offer greatly reduced size and cost compared to previous offerings

Modulators: Modulators are used to encode information being sent through the network. We supply a range of modulators including monolithically integrated internal and high performance lithium niobate external modulators.

Wavelength Lockers: We supply wavelength lockers that are used to stabilize the wavelength of lasers used in dense Wavelength Division Multiplexing (“WDM”) transmission systems.

WDM Couplers, Filters, Isolators and Circulators: Wavelength division multiplexer couplers are used to split and combine signals of different wavelengths. We also supply isolators and circulators, including fixed and tunable filters, which are used to control the direction and flow of light in a network.

Switches and Attenuators: Optical switches are used to route and switch signals to different destinations within networks. Attenuators are used to adjust the power of the optical signal to be compatible with the optical receivers within a network system.

High Power Pump Lasers: We supply 980-nanometer and14xx-nm (wavelength tailored) pump lasers that are utilized in erbium-doped fiber amplifiers (“EDFAs”) and Raman modules for amplification of optical signals. We also offer a line of high-power, high brightness products targeted for industrial fiber laser and fiber to the curb, node, or premise (“FTTx”) applications.

Submarine Applications: We offer the most comprehensive set of components for submarine applications. These include high power pump lasers and other active and passive components designed and manufactured to meet the stringent requirements of marine applications.

Modules and Subsystems:

Transmitters: We manufacture transmitter modules that combine source lasers, modulators, wavelength lockers and electronic drivers in one package to create and encode optical signals.

Tranceivers and Transponders: For the data communications market we offer one, two and four gigabits per second fiber channel and one and 10 Gb/s Ethernet transceivers. Form factors supported include GBIC SFP, X2 and XFP. In the telecom segment we offer a broad range of solutions for both Synchronous Optical Network/Synchronous Digital Hierarchy (“SONET/SDH”) and WDM markets. Solutions are offered as pluggable XFP and SFP transceivers and 300 pin transponders.

Amplifiers: Our amplifiers cover a wide range of functionality and are designed to boost optical signals, permitting an optical signal to travel a greater distance between electronic terminals and regenerators. We offer a broad line of standard and custom products for applications throughout the network.

Add-Drop Multiplexers: These modules allow systems to add and drop optical wavelengths without reconversion to an electrical signal. The modules include multiple components such as switches, wavelength mutiplexers/demultiplexers, and attenuators.

Optical Channel Monitors: These Optical Channel Monitors (“OCM”) allow optical network performance to be checked continuously in real-time. The OCM integrates all the functions needed to cost-effectively monitor wavelength, power and optical signal to noise ratio (“OSNR”) performance.

Wavelength Management Modules: These products are used to manipulate and route signals in the optical domain, eliminating the need for expensive Optical-Electrical-Optic (“OEO”) regeneration. JDSU is a leading provider of wavelength management modules, including wavelength blockers, multi-wavelength switches and its reconfigurable optical add/drop modules (“ROADMs”) which include C- and L-band models.

WaveReady Products: These low cost and easy to operate bit-rate and protocol independent modules, software, and shelves can be configured to deliver carrier class and enterprise optical transport solutions for LAN and SAN extension, Gigabit Ethernet, SONET, data and video and to help “triple play” deployments. The WaveReady solutions can be used with existing SONET based networks to add new services such as digital subscriber line (“DSL”) expansion, VoIP and provide a cost effective solution to adding new fiber to a network. The unique portfolio of WaveReady Network Ready Subsystems allows providers to enable bandwidth aggregation and design hybrid DWDM/CWDM optical networks. The WaveReady family is easy to manage through simple network management protocol (“SNMP”) and TL1 compatible communication modules as well as JDSU Node Manager software.

Optical Layer Subsystems: We provide amplifier, transponder, switching and other circuit pack subsystems which include optics and electronics on a circuit board and or otherwise packaged with an interface for telecommunication systems. These products contain higher levels of hardware and firmware integration, including increasing levels of embedded software intelligence.

Instrumentation: Our test instruments are used to measure the performance of optical components, modules and subsystems in R&D, manufacturing and qualification applications. Our product line includes optical switches for test automation, and swept wavelength systems for rapid measurement of DWDM and ROADM components. Our Multiple Application Platform (“MAP”), the next-generation platform for our line signal conditioning instrumentation, includes over 20 cassettes for a wide variety of applications including transponder manufacturing test systems and line card production.

Commercial and Consumer Products Group

Our commercial and consumer products represent our center of excellence for thin film coating, optical assembly, and laser technologies. Optical thin film coatings are microscopic layers of materials, such as silicon and magnesium fluoride, applied to the surface of a substrate, such as glass, plastic or metal, to alter its optical properties. Thin film coatings work by controlling, enhancing or modifying the behavior of light to produce specific effects such as reflection, refraction, absorption, abrasion resistance, anti-glare and electrical conductivity. This control is achieved as a result of the optical properties, number of layers and thickness of the thin film coatings in relation to wavelengths of light.

The Commercial and Consumer Products Group has direct responsibility for leveraging its technologies into the optics and displays markets.

Optics and Display:

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

Display: In the display market, we manufacture and sell products for use in both home and business display systems. These products include front surface mirrors, color wheels, and other coated optics and assemblies.

Intelligent Lighting: We provide optical coatings and filters which are used to create dramatic lighting effects and project rich, saturated color in intelligent lighting systems for concerts, discotheques, stages, studios, and architectural lighting.

Infrared Products: We provide multi-cavity and linear variable infrared filters on a variety of substrates for a variety of applications including gas monitoring and analysis, thermal imaging, smart munitions, fire detection, spectroscopy, and pollution monitoring.

Solar Products: We provide solar cell cover glass and thermal control mirror technology. One or more of our solar products can be found on all U.S. manned spacecraft, on U.S. satellites, and on international satellites.

Custom Optics: We provide a wide array of precision optics in the visible or infrared portion of the light spectrum. Most products are custom optical filters that require one or more thin film coatings on either a simple or irregular shape. Uses for these custom optics can be found in normal commercial applications, scientific products and in the aerospace and defense industries.

Document Authentication and Brand Protection:

Light interference micro flakes create unique color-shifting characteristics that are utilized in security applications. Our security products use light interference technology, which allows inks or plastics to exhibit different colors and visual effects from different viewing angles. This technology is used to inhibit counterfeiting of currencies and other valuable documents. We also supply products incorporating proprietary interference technologies to provide brand authentication and security solutions that protect against product counterfeiting. Applications include pharmaceuticals, as well as premium brand apparel, imaging supplies, electronics, computer and other consumer goods. We offer these products in a wide range of flexible solutions by incorporating them into labels and packaging. In April 2005, we announced general availability of our SecureShift® Phantom labels, which use innovative optical brand protection technology to provide a significant advantage over alternative overt features such as holograms.

Decorative Products:

We have a line of decorative products that utilize similar manufacturing processes as our security products, but are designed to have certain color characteristics that make it attractive for applications in paints, cosmetics and plastics. The products create a durable color shifting finish for automotive, consumer electronics and other applications.

Laser Products:

Our portfolio of laser products includes components and subsystems used in a wide variety of OEM applications. Our broad range of products, include high-reliability industrial laser diodes, industrial fiber lasers, helium-neon (“HeNe”) gas lasers, air-cooled argon gas lasers, and continuous wave and pulsed diode-pumped solid-state lasers that allows us to meet the needs of our customers in markets and applications such as: biotechnology, materials processing, semiconductor, graphics and imaging, remote sensing/ranging and laser marking.

With the acquisition of Lightwave in May 2005, we have an expanded range of solid state lasers, including low- to high-power output, ultra violet (“UV”), visible and IR wavelength solid state lasers.

Diode-Pumped Solid-State Lasers: Our diode-pumped solid-state lasers with high output power, excellent beam quality, low noise, exceptional reliability, and very small packaging are ideal for use in biotechnology instrumentation, material processing, graphics and imaging, semiconductor manufacturing, and laser induced fluorescence applications.

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

Argon Ion Lasers: We are a leading manufacturer of air-cooled argon ion lasers. Argon lasers are very stable and reliable over the entire range of operating currents and temperatures, making them well suited for complex, high-resolution OEM applications such as flow cytometry, Deoxyribonucleic Acid (“DNA”) sequencing, graphics and imaging, and semiconductor inspection.

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

Competitive Environment

In our communications markets we compete against numerous fiber optic component, module, subsystem and instrumentation manufacturers, including independent merchant suppliers and business units within vertically integrated equipment manufacturers, some of whom are also our customers. A partial list of these competitors includes: Agilent Technologies (“Agilent”), Avanex, Bookham Technology, Finisar, Fujitsu, Furukawa Electric, Oplink Communications, and Sumitomo Electric. In addition to these established companies, we also face competition from other companies and from emerging start-ups. While each of our product families has multiple competitors, we believe that we have the broadest range of products and technologies available in the industry. We also believe that this range of products and technologies position us well as the industry continues to move towards module and subsystem level products.

In our commercial and consumer markets, we strive to be a principal supplier to most of our key customers. In our consumer markets, we face competition from providers of special effect pigments, including BASF and Merck KGaA. In our commercial markets, we face competition from Japanese coating companies such as Nidek, Toppan and Tore, and display component companies such as Viratec, Nitto Optical, Asahi, Nikon and Fuji Photo-Optical. In our commercial and defense markets we compete with optics companies such as Deposition Sciences, Barr Associates, and Sonoma Photonics. We also compete with laser companies such as Coherent, Melles Griot and the Spectra-Physics division of Newport.

Strategy

Our objective is to continue to be a leading supplier of fiber optic components, modules and subsystems for all markets and industries we serve. Specifically, we plan to pursue the following product strategies:

Communications

Help accelerate our customers’ profitability and time-to-revenue via enhanced vertically integrated optical platforms, such as modules and circuit packs that leverage the broad optical components we also sell directly to OEMs.

Commercial

Enable our customers’ next generation laser applications, such as laser-based solutions in bio-medical, graphical, remote sensing and material processing markets, by exploiting laser product transitions from gas to solid state.

Consumer

Uniquely differentiate and effectively protect valuable brands via a secure, flexible and aesthetically innovative optical platform. Within our entertainment sub-segment, enable the highest quality entertainment experience with best in class optical components and assemblies, which provide high-contrast and high-brightness for the fast growing microdisplay-based HD RPTV market.

In support of these product strategies, we are pursuing a corporate strategy that we believe will best position us for future opportunities in all the markets we serve. The key elements of our corporate strategy include:

•	Customer-driven execution. We are committed to working closely with our customers from initial product design through to manufacturing and delivery. We strive to engage with our customers at the early stages of development to provide them with their entire component, module or subsystem needs. Our sales, customer support, product marketing and development efforts are organized to maximize effectiveness in our customer interactions.

•	Maintaining technology leadership. Our technology and product leadership is an important competitive advantage. Driven by current and anticipated demand, we will continue to invest in new technologies and products that offer our customers increased efficiency, higher performance, improved functionality, and/or higher levels of integration.

•	Vertical Integration. In response to cost saving initiatives, enterprises are increasingly focusing on core competences and choosing to outsource manufacturing that was previously performed in-house. As a result of these two trends, a growing number of our customers are demanding more highly integrated products across our markets. For example, customers are demanding integrated circuit packs rather than individual components in the communications business. Higher levels of integration offer the opportunity for higher revenues, and improved margins over time.

•	Structuring our manufacturing capabilities for increased efficiency and quality improvement. Between 2001 and 2005, we consolidated 41 manufacturing locations to 9, inclusive of our mergers and acquisitions activity during the period. We remain committed to streamlining our manufacturing operations and reducing costs by using lower-cost contract manufacturers where appropriate, and by situating our factories in lower-cost locations capable of consistently meeting our customers’ quality and performance requirements. For example, we are moving the manufacturing of many of our communications products to our facility in Shenzhen, China.

•	Pursuing complementary strategic relationships. Complementary acquisitions can expand our addressable markets and strengthen our competitive position. As part of our growth strategy, we continue to critically assess opportunities to develop strategic relationships, including acquisitions and investments, with other businesses.

•	Developing our people. Our management and employees have formed a culture of innovation, passion, adaptability and resilience that has proven its strength during changes in the markets we serve. We are focused on retaining key contributors, developing our people and nurturing this level of commitment.

Although we expect to be successful in implementing our strategy, there are many internal and external factors that could impact our ability to meet any or all of our objectives. Some of these factors are discussed under “Risk Factors”.

Sales and Marketing

We market our products primarily to OEM, distributors and strategic partners in North America, Europe and Asia-Pacific. Our sales organizations communicate directly with customers’ engineering, manufacturing and purchasing personnel in determining the design, performance and cost specifications for customer product requirements. Our customers for optical communications solutions include Agilent, Alcatel, Ciena, Cisco Systems, Hewlett-Packard, Huawei, IBM, Lucent, Nortel, and Bell South. Our customers in our commercial and consumer markets include Agilent, Applied Biosystems, Eastman Kodak, Hitachi, Mitsubishi, SICPA, Sony, and Toshiba.

We believe that a high level of customer support is necessary to develop and maintain long-term relationships with our customers. Each relationship begins at the design-in phase and is maintained as customer needs change. We provide direct service and support to our customers through our offices in North America, Asia and Europe. We have aligned our sales organization in the communications business to offer customers a single point of contact for all of their product requirements, and created centers of excellence to streamline customer interactions with product line managers. We are also continuing to consolidate administrative functions to provide improved customer service and reduce our cost.

Research and Development

During fiscal 2005, 2004, and 2003, we incurred research and development expenses of $93.7 million, $99.5 million, and $153.7 million, respectively. Our total number of employees engaged in research and development has decreased to 532 as of June 30, 2005, compared to 647 as of June 30, 2004 and 674 at June 30, 2003.

We devote substantial resources to research and development in order to develop new and enhanced products to serve our communications, display, document and product security, medical/environmental instrumentation and laser markets. Once the design of a product is complete, our engineering efforts shift to enhancing both the performance of that product and our ability to manufacture it at high volumes and at lower cost.

For the communications market, we are increasing our focus on the most promising markets while maintaining our capability to provide products throughout the network. We are increasing our emphasis on the next generation optical components and modules, such as reconfigurable optical add drop multiplexers, tunable devices, FTTx products and intelligent modules, needed for long-haul, metro, access, local area network, storage area network, and enterprise markets. We are also responding to our customers’ requests for higher levels of integration, including the integration of optics, electronics and software in our modules, subsystems and circuit packs.

In our commercial and consumer markets, our research and development efforts concentrate on developing more innovative solutions such as economical and commercially suitable light interference pigments, color separation filters and various components for optical systems, and components, modules and assemblies to serve the display and instrumentation markets.

Manufacturing

The following table sets forth our manufacturing locations and the primary products manufactured at each location as of June 30, 2005. Manufacturing facilities and products manufactured by our contract-manufacturing partners (located in California, New Jersey, Texas, China, Indonesia, Singapore and Thailand) are not included in the table below:

Location	Products
NORTH AMERICA:

Canada:
Ottawa	Wavelength blockers, equalizers, multi-wavelength switches, waveguide modules, dispersion compensation modules, custom modules, circuit packs, optical performance monitors and instrumentation and control products

United States:
Commerce, CA	Packaging labels for both security and non-security applications
Melbourne, FL	Transceivers and transponders
Rochester, MN	Optical transceivers
San Jose, CA	High power pump lasers, source lasers, waveguides submarine products, CoC testing and solid state lasers
Santa Rosa, CA	Optical display and projection products, light interference pigments for security and decorative applications, gas and solid state lasers, laser subsystems and thin film filters
Bloomfield, CT	Lithium niobate modulators, wavelength lockers and electronic drivers for telecommunications

REST OF WORLD:

China:
Beijing	Light interference pigments for security applications

Shenzhen	Variety of standard optical components and modules, transceivers and transponders, photodetectors, receiver products, erbium doped fiber amplifiers (EDFA), optical amplifiers and source lasers

Sources and Availability of Raw Materials

Our intention is to establish at least two sources of supply for materials whenever possible, although we do have some sole source supply arrangements. The loss or interruption of such arrangements could have an impact on our ability to deliver certain products on a timely basis.

Patents and Proprietary Rights

Intellectual property rights that apply to our various products include patents, trade secrets and trademarks. We do not intend to broadly license our intellectual property rights unless we can obtain adequate consideration or enter into acceptable patent cross-license agreements. As of June 30, 2005, we held over 1,000 U.S. patents and several hundred foreign patents.

Backlog

Backlog consists of purchase orders for products for which we have assigned shipment dates within the following 12 months. As of June 30, 2005, our backlog was approximately $142.4 million as compared to $147.0 million at June 30, 2004. Because of possible changes in product delivery schedules and cancellation of product orders, and because our sales will often reflect orders shipped in the same quarter in which they are received, our backlog at any particular date is not necessarily indicative of actual revenue or the level of orders for any succeeding period.

Employees

We had 5,022 employees as of June 30, 2005, as compared to 6,041 and 5,489 as of June 30, 2004 and 2003, respectively. Our workforce as of June 30, 2005 included 3,733 employees in manufacturing, 532 employees in research and development, 469 employees in general and administrative functions (including information technology, finance and human resources), and 288 employees in sales and marketing.

We have never experienced a work stoppage, slowdown or strike. Notwithstanding the reductions in force that have taken place, we consider our employee relations generally to be good.

Similar to other technology companies, particularly those located in Silicon Valley, we rely upon our ability to use stock options and other forms of stock-based compensation as key components of our executive and employee compensation structure. Historically, these components have been critical to our ability to retain important personnel and offer competitive compensation packages. Without these components, we would be required to significantly increase cash compensation levels (or develop alternative compensation structures) in order to retain our key employees, particularly as and when an industry recovery returns. Recent accounting rules relating to the expensing of stock-based compensation may result in us substantially reducing, or even eliminating, all or portions of our equity compensation programs which may negatively impact our ability to attract and retain key employees.

Risk Factors

We cannot predict a return to profitability.

Although we have made progress in reducing elements of our expense structure, a confluence of factors may reduce the impact of these improvements, as well as our ability to enhance our revenues or to predict the timing of our return to long-term profitability. These factors include, among others:

•	Adverse changes to our product mix, both fundamentally (resulting from new product transitions, the declining profitability of certain of our legacy products and the termination of certain formerly higher margin products, among other things) and due to quarterly demand fluctuations within our product portfolio, which has a wide gross margin range, resulting in inventory-related charges and other expenses related to under-absorption of manufacturing overhead;

•	The declining, but variable impact of transient financial benefits (including warranty reversals, cancellation revenues and the consumption of previously-written off inventory) accumulated during the economic downturn and associated restructuring activities;

•	Adverse charges associated with underutilization of our manufacturing capacities;

•	Intense pricing pressures across our product lines (due to competitive forces, increasingly from Asia, and a highly concentrated customer base), which continue to offset many of the cost improvements we are realizing quarter over quarter;

•	Increasing commoditization of previously customized, differentiated products, principally in our communications markets, and the concomitant negative effect on pricing and profit margins;

•	Continuing execution challenges which limit revenue opportunities, harm profitability, market share and customer relations;

•	Restructuring charges, employee severance expenses and other costs associated with asset divestitures, facility consolidations, product transfers, product terminations and other actions associated with our continuing restructuring activities;

•	Revenue declines associated with terminated or divested product lines;

•	Continuing redundant costs related to transitioning manufacturing to low cost locations; and

•	Continuing high levels of selling, general and administrative (“SG&A”) expenses.

Taken together, these factors limit our ability to predict and achieve profitability. While some of these factors may diminish over time as we improve our cost structure and focus on enhancing our product mix, several, such as continuous pricing pressure, increasing Asia-based competition, increasing commoditization of previously-differentiated products and a highly concentrated customer base are likely to remain endemic to our industries. If we fail to achieve our stockholders’ profitability expectations, our stock price, as well as our business and financial condition, will suffer.

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

Our Commercial and Consumer Products Group represents a material, although varying, portion of our total net revenue. Gross margins associated with products in this segment often exceed those from products in our Communications Products Group. Revenue declines associated with Commercial and Consumer Products Group have had, and may in the future continue to have, a disproportionate impact on total Company profitability measures in any quarter. Accordingly, our strategy emphasizes the growth opportunities in both reported segments, as we seek to expand our markets and customer base, improve the profitability of our product portfolio and improve time to revenue. Therefore, we are engaged in or exploring new investment and product opportunities in our Commercial and Consumer Products Group, particularly in our coating technologies and laser businesses, as well as in our pigments business. Failures in these markets or in our execution of programs related to the same will significantly harm our business.

Our optics and display business has suffered significant recent setbacks and is subject to major transition and risk.

In recent periods, our optics and display revenues have declined substantially from historic levels, due to, among other things, product line terminations, market seasonality, increased competition, pricing pressures, and uncertain demand levels. In response, we have elected to phase out or divest certain products, outsource the manufacture of one product and consolidate the manufacturing resources related to the remainder of the business. We may in fact incur additional costs or suffer additional adverse financial and operational impacts related to declines in our optics and display business. Also, while we are currently investing in a new platform for optics and display components, we are in the early stages of this program and cannot yet predict the revenue or profitability levels, if any, that this investment will achieve.

Actions to improve our cost structure are costly and risky and the timing and extent of expected benefits is uncertain.

In response to our profitability concerns we are working vigorously to reduce our cost structure. We have taken, and expect to continue to take, significant actions (including site closures, product transfers, asset divestitures and product terminations) in furtherance of this goal. In this regard, we recently announced several major cost reduction initiatives including the transfer of manufacturing of certain of our products to contract manufacturing partners and our Shenzhen, China, facility, site consolidations and divestitures, product line and operations divestitures, end of life programs and significant headcount reductions. We expect to continue to take additional, similar actions for the foreseeable future opportunistically. We cannot be certain that these programs will be successful or completed as and when anticipated. These programs are costly, as we have incurred, and will continue to incur expenses to complete the same. In addition, these programs are risky, as they are time-consuming and disruptive to our operations, employees, customers (most significantly, our end of life programs) and suppliers, with no guarantee that the expected results (particularly cost savings and profitability expectations) will be achieved as and when projected (among other things, cost savings achieved through these programs may not be timely or sufficient enough to offset continuing pricing declines), or that the costs to complete these program will not increase above expected levels. Apart from ensuring the timely, cost-effective, execution of the actions planned, it is imperative that we conduct these programs with minimal adverse customer impact.

If our contract manufacturers fail to perform their obligations, our business will suffer.

We are increasing our use of contract manufacturers as an alternative to internal manufacturing. Among other things, we recently transferred, or have agreed to transfer, several of our facilities, assets and manufacturing operations to our contract manufacturer, Fabrinet, and have also agreed to transfer the manufacture of certain other products to an additional contract manufacturer. Accordingly, our reliance on these and other contract manufacturers as primary manufacturing resources is growing significantly. Consequently, we are increasingly exposed to the general risks associated with the businesses, operations and financial condition of our contract manufacturers, including, among other things, the risks of bankruptcy, insolvency, management changes, adverse change of control, natural disasters and local political or economic volatility or instability. Nevertheless, if our contract manufacturers do not fulfill their obligations to us on a timely basis, for any reason, or if we do not properly manage these relationships and the transition of assets, operations and product manufacturing to these contract manufacturers, our business and customer relationships will suffer. In addition, by undertaking these activities, we run the risk that the reputation and competitiveness of our products and services may deteriorate as a result of the reduction of our control over quality and delivery schedules. We also may experience supply interruptions, cost escalations and competitive disadvantages if our contract manufacturers fail to develop, implement or maintain manufacturing methods appropriate for our products and customers. In this regard, we have experienced, and continue to periodically experience, difficulties (such as delays, interruptions and quality problems) associated with products we have transferred to contract manufacturers. These may continue, resulting in, among other things, lost revenue opportunities, customer dissatisfaction and additional costs.

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

Our success depends upon our ability to deliver high quality products on time to our customers at acceptable cost. As a technology company, we constantly encounter quality, volume and cost concerns. Currently, a combination of factors is exacerbating our concerns:

•	Our continuing cost reduction programs, which include site consolidations, asset divestitures, product transfers (internally and to contract manufacturers) and employee reductions, require the re-establishment and re-qualification of complex manufacturing lines, as well as modifications to systems, planning and operational infrastructure. During this process, we have experienced, and continue to experience: additional costs, delays in re-establishing volume production levels; supply chain interruptions; planning difficulties; inventory issues; factory absorption concerns; and systems integration problems.

•	Periodic, variable increases in demand for certain of our products, in the midst of our cost reduction programs, have from time to time strained our execution abilities as well as those of our suppliers, as we are experiencing periodic and varying capacity, workforce and materials constraints, enhanced by the impact of our ongoing product and operational transfers.

•	Recently, we have commenced a series of new product programs and introductions, particularly in our circuit pack, communications modules and display components businesses, which due to the untested and untried nature of the relevant products and their manufacture and their increased complexity, exposes us to yield and product quality risk, internally and with our materials suppliers.

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

We are a technology-dependent company. Our success or failure depends, in large part, upon our ability to continuously and successfully introduce and market new products and technologies meeting or exceeding our customers’ expectations. Accordingly, we intend to continue to develop new product lines and improve the business for existing ones. However, we have considerably reduced our research and development spending from historic levels and some of our competitors now spend considerably higher percentages of their revenues on research and development than do we. If we fail to develop and sustain a robust, commercially viable product pipeline our business will suffer.

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

A few large customers account for most of our net revenue. During fiscal 2005 and 2004 no customer accounted for more than 10% of our total net revenue. During fiscal 2003, Texas Instruments accounted for 12% of our net revenue. Dependence on a limited number of customers exposes us to the risk that order reductions from any one customer can have a material adverse effect on periodic revenue.

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

We depend on a limited number of contract manufacturers, and subcontractors, and suppliers for raw materials, packages and standard components. We generally purchase these single or limited source products through standard purchase orders or one-year supply agreements and we have no long-term guaranteed supply agreements with such suppliers. While we seek to maintain a sufficient safety stock of such products and also endeavor to maintain ongoing communications with our suppliers to guard against interruptions or cessation of supply, our business and results of operations could be adversely affected by a stoppage or delay of supply, substitution of more expensive or less reliable products, receipt of defective parts or contaminated materials, an increase in the price of such supplies, or our inability to obtain reduced pricing from our suppliers in response to competitive pressures.

We generally use a rolling twelve and fifteen month forecast based on anticipated product orders, customer forecasts, product order history, warranty and service demand, and backlog to determine our material requirements. Lead times for the parts and components that we order vary significantly and depend on factors such as the specific supplier, contract terms and demand for a component at a given time. If actual orders do not match our forecasts, we may have excess or shortfalls of some materials and components as well as excess inventory purchase commitments. We could experience reduced or delayed product shipments or incur additional inventory write-downs and cancellation charges or penalties, which would increase costs and could have a material adverse impact on our results of operations.

Any failure to remain competitive would harm our operating results.

The markets in which we sell our products are highly competitive and characterized by rapidly changing and converging technologies, as well as continuous pricing pressure. We face intense competition from established domestic and international competitors and the threat of future competition from new and emerging companies in all aspects of our business. Much of our current competition comes from large, diversified Asian corporations, and emerging, largely Chinese optical companies. These competitors have considerable optical expertise, and often very low cost structures. The competitive threat is exacerbated by the overall trend towards increased commoditization of traditionally highly differentiated products, particularly in our Communications Products Group. We expect Asian, and particularly Chinese, competition to increase. To remain competitive in both the current and future business climates, we believe we must maintain a substantial commitment to research and development, and significantly improve our cost structure. Our efforts to remain competitive may be unsuccessful.

Risks in acquisitions.

Our growth is dependent upon market growth, our ability to enhance our existing products and the introduction of new products on a timely basis. We have and will continue to address the need to develop new products through acquisitions of other companies and technologies. Acquisitions involve numerous risks, including the following:

•	Difficulties in integrating the operations, technologies, products and personnel of the acquired companies;

•	Diversion of management’s attention from normal daily operations of the business;

•	Potential difficulties in completing projects associated with in-process research and development;

•	Difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

•	Insufficient net revenues to offset increased expenses associated with acquisitions; and

•	Potential loss of key employees of the acquired companies.

Acquisitions may also cause us to:

•	Issue common stock that would dilute our current shareholders’ percentage ownership;

•	Assume liabilities some of which may be unknown at of the time of such acquisitions;

•	Record goodwill and non-amortizable intangible assets that will be subject to impairment testing and potential periodic impairment charges;

•	Incur amortization expenses related to certain intangible assets;

•	Incur large and immediate write-offs of in-process research and development costs; or

•	Become subject to litigation.

Mergers and acquisitions of high-technology companies are inherently risky, and no assurance can be given that our previous or future acquisitions will be successful or will not adversely affect our business, operating results, or financial condition. Failure to manage and successfully integrate acquisitions could harm our business and operating results in a material way. Even when an acquired company has already developed and marketed products, there can be no assurance that product enhancements will be made in a timely fashion or that all pre-acquisition due diligence will have identified all possible issues that might arise with respect to such products.

Expenses relating to acquired in-process research and development costs are charged in the period in which an acquisiotion is completed. These charges may occur in future acquisitions resulting in variability in our quarterly earnings.

If we fail to attract and retain key personnel, our business could suffer.

Our future depends, in part, on our ability to attract and retain key personnel. We may not be able to hire and retain such personnel at compensation levels consistent with our existing compensation and salary structure. Our future also depends on the continued contributions of our executive management team and other key management and technical personnel, each of whom would be difficult to replace. The loss of service from these or other executive officers or key personnel or the inability to continue to attract qualified personnel could have a material adverse effect on our business. Retention of key talent is an increasing concern as we continue to implement cost improvement programs, including product transfers and site reductions, and as we continue to address our profitability concerns.

We recently experienced a significant amount of turnover within our corporate accounting and finance department, including the departure of our Chief Financial Officer, Vice-President and Corporate Controller, Treasurer, Corporate Accounting Manager and Corporate Reporting Manager. We have filled these positions and are actively recruiting to fill additional vacancies within our corporate and operations finance teams. In addition we are strengthening the technical capabilities of existing accounting and finance personnel.

Our finance personnel in new positions may require additional quarterly reporting cycles to be trained and fully familiar with our historical complex non-routine transactions. Should we be unable to recruit the additional personnel needed in the corporate accounting and finance function to strengthen our technical capabilities or should we increase the demands on our current resources with a large number of complex non routine transactions our internal controls over financial reporting could suffer and result in material weaknesses in our internal controls over financial reporting (see Item 9A. Controls and Procedures). We will also be challenged with the integration of Acterna which will further stretch our finance organization resources.

Similar to other technology companies, particularly those located in Silicon Valley, we rely upon our ability to use stock options and other forms of stock-based compensation as key components of our executive and employee compensation structure. Historically, these components have been critical to our ability to retain important personnel and offer competitive compensation packages. Without these components, we would be required to significantly increase cash compensation levels (or develop alternative compensation structures) in order to retain our key employees, particularly as and when an industry recovery returns. Recent requirements mandating the expensing of stock-based compensation awards may cause us to substantially reduce, or even eliminate, all or portions of our stock-based compensation programs which may negatively impact our ability to attract and retain key employees.

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

Our international presence exposes us to certain risks, including the following:

•	our ability to comply with customs, import/export and other trade compliance regulations of the countries in which we do business, together with any unexpected changes in such regulations;

•	difficulties in establishing and enforcing our intellectual property rights;

•	tariffs and other trade barriers;

•	political, legal and economic instability in foreign markets, particularly in those markets in which we maintain manufacturing and research facilities;

•	difficulties in staffing and management;

•	language and cultural barriers;

•	seasonal reductions in business activities in the countries where our international customers are located;

•	integration of foreign operations;

•	longer payment cycles;

•	greater difficulty in accounts receivable collection;

•	currency fluctuations; and

•	potential adverse tax consequences.

Net revenue from customers outside North America accounted for 34%, 36%, and 30% of our total net revenue in fiscal 2005, 2004, and 2003, respectively. We expect that net revenue from customers outside North America will continue to account for a significant portion of our total net revenue. Lower sales levels that typically occur during the summer months in Europe and some other overseas markets may materially and adversely affect our business. In addition, sales of many of our customers depend on international sales and consequently further expose us to the risks associated with such international sales.

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

Currently, we operate manufacturing facilities located in Shenzhen and Beijing, China. As part of our efforts to reduce costs, we continue to increase the scope and extent of our manufacturing operations in our Shenzhen facilities. Accordingly, we expect that our ability to operate successfully in China will become increasingly important to our overall success. As we continue to consolidate our manufacturing operations, we will incur additional costs to transfer product lines to our facilities located in China, which could have a material adverse impact on our operating results and financial condition.

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

Managing our inventory of components and finished products is a complex task. A number of factors, including, but not limited to, the need to maintain a significant inventory of certain components that are in short supply or that must be purchased in bulk to obtain favorable pricing or require long lead times, the general unpredictability of demand for specific products, may result in our maintaining large amounts of inventory. Inventory which is not used or expected to be used as and when planned may become excess or obsolete. Any excess or obsolete inventory could also result in sales price reductions and/or inventory write-downs, which we expect to continue, and historically have adversely affected our business and results of operations.

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

The industry in which we operate experiences periodic claims of patent infringement or other intellectual property rights. We have received in the past and, from time to time, may in the future receive notices from third parties claiming that our products infringe upon third-party proprietary rights. One consequence of the recent economic downturn is that many companies have turned to their intellectual property portfolios as an alternative revenue source. This is particularly true of companies which no longer compete with us. Many of these companies have larger, more established intellectual property portfolios than ours. Typical for a growth-oriented technology company, at any one time we generally have various pending claims from third parties that one or more of our products or operations infringe or misappropriate their intellectual property rights or that one or more of our patents is invalid. We will continue to respond to these claims in the course of our business operations. In the past, the settlement and disposition of these disputes has not had a material adverse impact on our business or financial condition, however this may not be the case in the future. Further, the litigation or settlement of these matters, regardless of the merit of the claims, could result in significant expense to us and divert the efforts of our technical and management personnel, whether or not we are successful. If we are unsuccessful, we could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology that is the subject of the litigation. We may not be successful in such development or such licenses may not be available on terms acceptable to us, if at all. Without such a license, we could be enjoined from future sales of the infringing product or products.

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

We continue to evaluate our internal control systems in order to allow our management to report on, and our independent auditors to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. As a result, we continue to incur substantial expenses. In addition, we continue to acquire companies including Acterna, which we acquired in the first quarter of fiscal 2006. There can be no assurance that we will be able to properly integrate the internal controls processes of the acquired companies.

Based upon the evaluation of internal controls as of June 30th, 2005, we have determined we have material weaknesses in our system of internal control over financial reporting. If we are not able to remediate these material weaknesses, implement the requirements of Section 404 in a timely manner or implement them with adequate compliance with regard to the acquired companies, we might be subject to harm to our reputation and could adversely affect our financial results and the market price of our common stock. Further, the impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, which could harm our business.

If we fail to manage our exposure to worldwide financial and securities markets successfully, our operating results could suffer.

We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and prices of marketable equity security and fixed-income securities. We do not use derivative financial instruments for speculative or trading purposes. The primary objective of most of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, a majority of our marketable investments are investment grade, liquid, short-term fixed-income securities and money market instruments denominated in U.S. dollars. A substantial portion of our net revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, some of these activities are conducted in other currencies, primarily Canadian, European and Asian currencies. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, we may enter into foreign currency forward contracts. The contracts reduce, but do not always entirely eliminate, the impact of foreign currency exchange rate movements. Unhedged currency exposures may fluctuate in value and produce significant earnings and cash flow volatility.

As of June 30, 2005, we held investments in other public and private companies and had limited funds invested in private venture funds. Such investments represented approximately $29.2 million on our consolidated balance sheet at June 30, 2005. The stock prices of several of our investments fell in the recent economic downturn; we wrote down the value of these investments if the decline in fair value was deemed to be other-than-temporary. In addition to our investments in public companies, we have in the past and expect to continue to make investments in privately held companies as well as venture capital investments for strategic and commercial purposes. For example, we had a commitment to provide additional funding of up to $10.4 million to certain venture capital investment partnerships as of June 30, 2005. In recent months some of the private companies in which we held investments have ceased doing business and have either liquidated or are in bankruptcy proceedings. If the carrying value of our investments exceeds the fair value and the decline in fair value is deemed to be other-than-temporary, we will be required to further write down the value of our investments, which could materially harm our results of operations or financial condition.

We sold $475.0 million of senior convertible notes, which significantly decreased cash to debt ratio, and may cause our reported earnings per share to be more volatile because of the conversion contingency features of these notes.

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

In February 2003, we amended and restated our Stockholder Rights Agreement and currently each share of our outstanding common stock is associated with one right. Each right entitles stockholders to purchase 1/100,000 share of our Series B Preferred Stock at an exercise price of $21.00.

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

Some provisions contained in the rights plan, and in the equivalent rights plan that our subsidiary, JDSU Canada Ltd., has adopted with respect to our exchangeable shares, may have the effect of discouraging a third party from making an acquisition proposal for us and may thereby inhibit a change in control. For example, such provisions may deter tender offers for shares of common stock or exchangeable shares, which offers may be attractive to stockholders, or deter purchases of large blocks of common stock or exchangeable shares, thereby limiting the opportunity for stockholders to receive a premium for their shares of common stock or exchangeable shares over the then-prevailing market prices.

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

ITEM 2. PROPERTIES

Our principal offices are located in San Jose, California, United States. The table below summarizes the properties that we owned and leased as of June 30, 2005:

Location	Square footage	Location	Square footage
Leased Properties:		Leased Properties (cont.):
NORTH AMERICA:		REST OF WORLD:
Canada:		China:
Ottawa(1)	139,580	Beijing	75,347
Ottawa (current operations)	272,309	Hong Kong	770
		Shenzhen	467,986
United States:		Japan:
Bloomfield, CT	60,000	Tokyo	1,905
Cupertino, CA	755	Taiwan
Commerce, CA	27,136	Taipai	3,960
Ewing Township, NJ	112,400	Singapore	11,800
Horsham, PA(1)	126,500

Milpitas, CA	60,100	Total leased square footage:	2,023,210
Mountain View, CA	46,000
Nashua, NH (1)	2,611
Piscataway, NJ(1)	132,650
San Jose, CA	396,922
Santa Clara, CA(1)	46,338
Santa Rosa, CA	13,671

EUROPE:		Owned Properties:
Italy:		NORTH AMERICA:
Monza	1,000	United States:
France:		Bloomfield, CT	24,000
Les Ulis	3,800	Rochester, MN	40,500
Grenoble	10,226	Santa Rosa, CA	652,515
Germany:		Melbourne, FL (2)	105,000

Eching	8,712	Total owned square footage:	822,015
Wurtzburg	732

		Total leased and owned square footage:	2,845,225

(1)	Operations have ceased at these properties. We are in the process of vacating additional properties as part of our Global Realignment Program and subsequent restructuring programs.
(2)	This property has been classified in our financial statements as “held for sale”. See “Note 13. Reduction of Other Intangibles and Other Long-Lived Assets” of the Notes to Consolidated Financial Statements.

As part of our Global Realignment Program and subsequent restructuring programs, we have completed and approved restructuring plans to close sites, vacate buildings at closed sites as well as at continuing operations and consolidate excess facilities worldwide. Of the total leased and owned square footage as of June 30, 2005, approximately 640,000 square feet were related to properties included in our Global Realignment Program and subsequent restructuring programs identified as surplus to our needs. Please see the description of our manufacturing sites under the heading “Manufacturing” in Item 1.

ITEM 3. LEGAL PROCEEDINGS

Pending Litigation

The Securities Class Actions:

As discussed in our previous filings, litigation under the federal securities laws has been pending against the Company and certain former and current officers and directors since March 27, 2002. The complaint in re JDS Uniphase Corporation Securities Litigation, C-02-1486 (N.D. Cal.), purports to be brought on behalf of a class consisting of those who acquired our securities from October 28, 1999, through July 26, 2001, as well as on behalf of subclasses consisting of those who acquired the our common stock pursuant to our acquisitions of OCLI, E-TEK, and SDL. The complaint seeks unspecified damages and alleges various violations of the federal securities laws, specifically Sections 10(b), 14(a), 20(a), and 20A of the Securities Exchange Act of 1934 and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933. On July 15, 2005, the Court denied Lead Plaintiff’s motion to strike parts of our answer to the complaint and also denied our motion for partial judgment on the pleadings. The Court also held a case management conference on July 15, 2005. At that conference, the Court ordered the parties to mediate, but declined to set a discovery cut-off or trial date.

On July 22, 2005, the Oklahoma Firefighters Pension and Retirement System moved to intervene, seeking to represent the purported subclass of plaintiffs who exchanged shares of OCLI stock for shares of JDSU stock in connection with the merger. No hearing on that motion has been set. On August 12, 2005, Lead Plaintiff moved for class certification. That motion will be heard on November 18, 2005. A further case management conference is also scheduled for November 18, 2005.

Document discovery is ongoing. Each party has noticed depositions of both party and non-party witnesses.

A related securities case, Zelman v. JDS Uniphase Corp., No. C-02-4656 (N.D. Cal.), is purportedly brought on behalf of a class of purchasers of debt securities that were allegedly linked to the price of our common stock. The Zelman complaint alleges that the debt securities were issued by an investment bank during the period from March 6, 2001 through July 26, 2001. The complaint names the Company and several of its former officers and directors as defendants, alleges violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5, and seeks unspecified damages. On April 6, 2005, Judge Claudia Wilken referred Defendants’ motion to dismiss the complaint to Judge William W Schwarzer of the District Court for the Northern District of California. On July 14, 2005, Judge Schwarzer denied our motion to dismiss, but granted the motion in part with leave to amend as to Mr. Kevin Kalkhoven. At a case management conference held on July 15, 2005, Judge Wilken advised the parties that the Zelman matter should be mediated at the same time as In re JDS Uniphase Corporation Securities Litigation.

On August 11, 2005, Plaintiff moved for class certification in the Zelman matter. That motion will be heard on November 18, 2005. On August 19, 2005, JDSU moved for leave to petition the Ninth Circuit Court of Appeals for interlocutory review of Judge Schwarzer’s order denying our motion to dismiss. No hearing on that motion has been set. On August 26, 2005, we answered the Amended Complaint.

The Derivative Actions:

As discussed in our previous filings, derivative actions purporting to be brought on our behalf have been filed in state and federal courts against several of our current and former officers and directors based on the same events alleged in the securities litigation. The complaint in Corwin v. Kaplan, No. C-02-2020 (N.D. Cal.), asserts state law claims for breach of fiduciary duty, misappropriation of confidential information, waste of corporate assets, indemnification, and insider trading. The complaint seeks unspecified damages. No activity has occurred in the Corwin action since our last filing and no trial date has been set.

In the California state derivative action, In re JDS Uniphase Corporation Derivative Litigation, Master File No. CV806911 (Santa Clara Super. Ct.), the complaint asserts claims for breach of fiduciary duty, waste of corporate assets, abuse of control, gross mismanagement, unjust enrichment, and constructive fraud purportedly on behalf of the Company and certain of its current and former officers and directors. The complaint also asserts claims for violation of California Corporations Code Sections 25402 and 25502.5 against defendants who sold our stock and asserts claims for breach of contract, professional negligence, and negligent misrepresentation against our Independent Registered Public Accounting Firm, Ernst & Young LLP. The complaint seeks unspecified damages. Defendants’ demurrers to the complaint are scheduled to be heard on October 28, 2005. The Court will also hear Defendant Ernst & Young LLP’s motion to compel arbitration of Plaintiffs’ claims against it on October 28, 2005. A case management conference is also scheduled for that day. As noted in our previous filings, the plaintiff in the California state derivative action has issued a shareholder inspection demand that has been disputed by us. The dispute remains unresolved. A case management conference in the shareholder inspection demand action is scheduled for October 28, 2005. No activity has occurred in Cromas v. Straus, Civil Action No. 19580 (Del. Ch. Ct.), the Delaware derivative action, since our last filing.

The OCLI and SDL Shareholder Actions:

As discussed in our previous filings, plaintiffs purporting to represent the former shareholders of OCLI and SDL have filed suit against the former directors of those companies, asserting that they breached their fiduciary duties in connection with the events alleged in the securities litigation against the Company. The plaintiffs in the OCLI action, Pang v. Dwight, No. 02-231989 (Sonoma Super. Ct.), purport to represent a class of former shareholders of OCLI who exchanged their OCLI shares for JDSU shares when JDSU acquired OCLI. The complaint names the former directors of OCLI as defendants, asserts causes of action for breach of fiduciary duty and breach of the duty of candor, and seeks unspecified damages. No activity has occurred in the OCLI action since our last filing. The plaintiffs in the SDL action, Cook v. Scifres, Master File No. CV814824 (Santa Clara Super. Ct.), purport to represent a class of former shareholders of SDL who exchanged their SDL shares for JDSU shares when the Company acquired SDL. The complaint names the former directors of SDL as defendants, asserts causes of action for breach of fiduciary duty and breach of the duty of disclosure, and seeks unspecified damages. Limited discovery in the SDL action has commenced. No trial date has been set in either the OCLI or SDL action.

The ERISA Actions:

As discussed in our previous filings, a consolidated action entitled In re JDS Uniphase Corporation ERISA Litigation, Master File No. C-03-4743 CW, is pending in the District Court for the Northern District of California against the Company, certain of its former and current officers and directors, and certain other current and former JDSU employees on behalf of a purported class of participants in the Company’s 401(k) Plan. The complaint in the ERISA action alleges that the defendants violated the Employee Retirement Income Security Act by breaching their fiduciary duties to the Plan and its participants. The complaint alleges a purported class period from February 4, 2000, to the present and seeks an unspecified amount of damages, restitution, a constructive trust, and other equitable remedies. On April 6, 2005, Judge Wilken referred Defendants’ motion to dismiss the complaint to Judge Schwarzer. On July 14, 2005, Judge Schwarzer granted the motion in part with leave to amend and denied the motion in part. On July 20, 2005, Judge Wilken issued an order transferring the case for all purposes to Judge Schwarzer. Pursuant to Judge Schwarzer’s order on August 1, 2005, Plaintiffs’ deadline to file a second amended complaint is October 21, 2005.

Plaintiffs have begun taking discovery. No trial date has been set.

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

We are a party to other litigation matters and claims, which are normal in the course of its operations. While the results of such other litigation matters and claims cannot be predicted with certainty, we have no current reason to believe that their final outcome will have a material adverse impact on our financial position, liquidity, or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Stock Market under the symbol “JDSU” and our exchangeable shares of JDS Uniphase Canada Ltd. are traded on the Toronto Stock Exchange under the symbol “JDU.” Holders of exchangeable shares may tender their holdings for common stock on a one-for-one basis at any time. As of August 31, 2005, we had 1,652,154,979 shares of common stock outstanding, including 58,184,798 exchangeable shares. The closing price on August 31, 2005 was $1.58 for the common stock and Canadian $2.30 for the exchangeable shares. The following table summarizes the high and low closing sales prices for our common stock as reported on the NASDAQ Stock Market during fiscal 2005 and 2004:

	High	Low
Fiscal 2005:
Fourth Quarter	$1.66	$1.36
Third Quarter	3.13	1.60
Second Quarter	3.56	3.03
First Quarter	3.56	2.97
Fiscal 2004:
Fourth Quarter	$4.48	$2.98
Third Quarter	5.73	3.88
Second Quarter	4.02	3.13
First Quarter	4.20	2.85

As of August 31, 2005, we had 9,762 holders of record of our common stock and exchangeable shares. We have not paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

The following tables present selected financial information for each of the last five fiscal years (in millions, except per share data):

	Years Ended June 30,
	2005	2004	2003(4)	2002(1)	2001(2)(3)
Consolidated Statement of Operations Data:
Net revenue	$712.2	$635.9	$675.9	$1,098.2	$3,232.8
Gross profit (loss)	125.6	145.8	55.4	(72.9)	926.1
Amortization of goodwill and other intangibles (4)	19.8	16.0	19.8	1,308.7	5,387.0
Acquired in-process research and development	1.1	2.6	0.4	25.3	393.2
Reduction of goodwill and other long-lived assets	69.8	51.8	393.6	5,979.4	50,085.0
Restructuring charges	18.2	11.5	121.3	260.0	264.3
Total operating expense	359.9	326.1	956.1	8,211.1	57,273.5
Loss from operations	(234.3)	(180.3)	(900.7)	(8,284.0)	(56,347.4)
Net loss	(261.3)	(115.5)	(933.8)	(8,738.3)	(56,121.9)
Net loss per share-basic and diluted	$(0.18)	$(0.08)	$(0.66)	$(6.50)	$(51.40)

	June 30,
	2005	2004	2003	2002(1)	2001(2)(3)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$1,304.5	$1,548.7	$1,234.1	$1,450.4	$1,812.2
Working capital	1,348.4	1,539.5	1,168.4	1,430.5	2,233.0
Total assets	2,080.4	2,392.2	2,137.8	3,004.5	12,245.4
Long-term obligations	510.9	508.9	16.3	8.9	18.0
Total stockholders’ equity	$1,329.7	$1,571.1	$1,671.1	$2,471.4	$10,706.5

(1)	We acquired IBM’s optical transceiver business on December 28, 2001 in a transaction accounted for as a purchase. The Consolidated Statement of Operations for fiscal 2002 included the results of operations of the optical transceiver business subsequent to December 28, 2001 and the Consolidated Balance Sheet as of June 30, 2002 included the financial position of the optical transceiver business.
(2)	We acquired SDL on February 13, 2001 in a transaction accounted for as a purchase. The Consolidated Statement of Operations for fiscal 2001 included the results of operations of SDL subsequent to February 13, 2001 and the Consolidated Balance Sheet as of June 30, 2001 included the financial position of SDL.
(3)	On February 13, 2001, we completed the sale of our Zurich, Switzerland subsidiary to Nortel for 65.7 million shares of Nortel common stock valued at $1,953.3 million. After adjusting for the net costs of the assets sold and for the expenses associated with the divestiture, we realized a gain of $1,770.2 million from the transaction. We subsequently sold 41.0 million shares of Nortel common stock for total proceeds of $659.2 million, resulting in a realized loss of $559.1 million during fiscal 2001.
(4)	Commencing July 1, 2002, in accordance with SFAS 142, we no longer amortize goodwill, but test for impairment of goodwill on an annual basis and at any other time if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. Fiscal years 2002 and 2001 include goodwill amortization as a component of the expense for amortization of goodwill and other intangibles.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OUR INDUSTRIES AND DEVELOPMENTS

We are a worldwide leader in optical technology. We design and manufacture products for fiber optic communications, as well as for markets where our core optics technologies provide innovative solutions for industrial, commercial and consumer applications. Our fiber optic components and modules are deployed by system manufacturers for the telecommunications, and data communications industries. We also offer products for display, security, medical/environmental instrumentation, decorative and aerospace and defense applications. We currently employ approximately 5,000 employees at 12 locations, principally located in North America and the People’s Republic of China.

Customers for our Communications Products Group consist generally of:

•	Enterprise and storage equipment providers such as Cisco, Sun Microsystems, Hewlett-Packard, Emulex, QLogic, McData and EMC.

•	System and equipment providers to the communications network carriers: principally Nortel, Lucent, Alcatel, Ciena, Cisco, Fujitsu, Siemens, and Marconi.

We supply a broad portfolio of optical components, modules and subsystems to the equipment and system providers in each of these segments.

Our Commercial and Consumer Products Group markets consist generally of:

•	Display products: optical components and modules used in projection displays.

•	Custom Optics: medical/environmental instrumentation, high precision coated products, optical sensors for aerospace and defense applications and optical filters for medical instruments.

•	Light Interference Pigment products: color shifting pigments utilized for security purposes in currencies and other documents, anti-counterfeiting devices and decorative surface treatments.

•	Lasers: laser subsystems used in biotechnology, graphic arts and imaging, semiconductor processing, material processing and other laser based applications and markets.

Overall, our communications markets are notable for, among other things, their high concentration of customers at each level of the industry, extremely long design cycles and increasing competition from Asian (principally China-based) suppliers. One consequence of a highly concentrated customer base and increasing Asian competition is systemic pricing pressure at each level of the industry. Large capital investment requirements, long return on investment periods, uncertain business models and complex and shifting regulatory hurdles, among other things, currently combine to limit opportunities for new carriers and their system suppliers to emerge. Thus, we expect that high customer concentration and its attendant pricing pressure and other effects on our communications markets will remain for the foreseeable future. Long design cycles mean that considerable resources must be spent to design and develop new products with limited visibility relative to the ultimate market opportunity for the products (pricing and volumes) or the timing thereof.

As a supplier of components and modules to this industry, we feel the effects most acutely, as system designs must first be initiated at the carrier level, communicated to the systems provider and then communicated to us and our competitors. During system design periods, shifts in economic, industry, customer or consumer conditions could and often do cause redesigns, delays or even cancellations to occur with their concomitant costs to those involved. Communications industry design cycles are often challenging for companies without the financial and infrastructural resources to sustain the long periods between project initiation and revenue realization. Our Commercial and Consumer Products Group, while more diverse, shares some of the customer concentration and design cycle attributes of our communications markets. We are working aggressively on a strategy to expand our products, customers and distribution channels for several of our core competencies in these areas to, among other things, reduce our exposure to customer concentration and long design cycles across our company.

On August 3, 2005, we completed the acquisition of privately held Acterna, Inc. (“Acterna”), a leading worldwide provider of broadband and optical test and measurement (“T&M”) solutions for telecommunications and cable service providers and network equipment manufacturers, for approximately $450.0 million in cash and $310.0 million in JDS Uniphase’s common stock, which equated to approximately 200 million shares. With this acquisition, we become a leading provider of optical communications sub-systems and broadband T&M systems serving an expanded customer base that includes the largest 100 telecommunications and cable service providers, and system manufacturers worldwide. The combined portfolio of products and services are expected to enhance the deployment of Internet Protocol (“IP”)-based data, voice and video services over optical long haul, metro, fiber-to-the-home, DSL and cable networks. Starting the first quarter of fiscal 2006, the addition of Acterna’s T&M business will comprise a new reportable segment to our business.

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 154

In June 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”). The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. Opinion 20 previously required that such a change be reported as a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not believe this pronouncement will have a material impact in our financial results.

EITF No. 05-6

In June 2005, the Emerging Issues Task Force (“EITF”) issued No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-6”). The pronouncement requires that leasehold improvements acquired in a business combination or purchase, subsequent to the inception of the lease, should be amortized over the lesser of the useful life of the asset or the lease term that includes reasonably assured lease renewals as determined on the date of the acquisition of the leasehold improvement. This pronouncement should be applied prospectively, and we will adopt it during the first quarter of fiscal 2006. We do not have unamortized leasehold improvements from acquisitions or business combinations and therefore, do not believe this pronouncement will have an impact on our financial results.

SFAS No. 123(R) and SAB 107

In December of 2004, the FASB issued Statement of Financial Accounting Standard No. 123, “Share-Based Payment (Revised 2004)” (“SFAS 123(R)”). SFAS 123(R) requires us to measure all employee share-based compensation awards using a fair value based method, estimate award forfeitures, and record the share-based compensation expense in our consolidated statements of operations if the requisite service to earn the award is provided. In addition, the adoption of SFAS 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS 123(R) is effective beginning in our first quarter of fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to the adoption of SFAS 123(R).

We plan to use the modified prospective transition method and Black-Scholes-Merton (“BSM”) model to adopt this new standard and expect the adoption will have a material impact on the consolidated results of operations. We anticipate that upon adoption of SFAS 123(R), we will recognize share-based compensation cost on a straight-line basis over the requisite service period of the award. For the historical impact of share-based compensation expense, see “Note 1. Description of Business and Summary of Significant Accounting Policies.” Uncertainties, including our future share-based compensation strategy, stock price volatility, estimated forfeitures and employee stock option exercise behavior, make it difficult to determine whether the share-based compensation expense that we will incur in future periods will be similar to the SFAS 123 pro forma expense disclosed in Note 1 of the Consolidated Financial Statements. In addition, the amount of stock-based compensation expense to be incurred in future periods will be reduced by our acceleration of certain unvested and “out-of-the-money” stock options in fiscal 2005 as disclosed in “Note 11. Employee Benefit Plans” of the Consolidated Financial Statements.

SFAS No. 153

In December of 2004, the FASB issued Statement of Financial Accounting Standard No. 153, “Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 addresses the measurement of exchanges of non-monetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS 153 is effective for non-monetary asset exchanges beginning in our first quarter of fiscal 2006. We do not believe adoption of SFAS 153 will have a material effect on our consolidated financial position or results of operations.

FSP No. FAS 109-2

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP FAS 109-2”). The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. We currently have no plans to avail ourselves of these provisions.

SFAS No. 151

In November 2004, the FASB issued Statement of Financial Accounting Standard No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 clarifies treatment of abnormal amounts of idle facility expense, freight, handling costs and spoilage, specifying that such costs should be expensed as incurred and not included in overhead. The new statement also requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Companies must apply the standard prospectively. We do not believe the impact of this new standard will have a material effect on our financial statements or results of operations.

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

Revenue Recognition: We recognize revenue when persuasive evidence of a final agreement exists, delivery has occurred, the selling price is fixed or determinable and collectibility is reasonably assured. Revenue recognition on the shipment of evaluation units is generally deferred until customer acceptance. Revenue from sales to distributors with rights of return, price protection or stock rotation is not recognized until the products are sold through to end customers. Generally, revenue associated with contract cancellation payments from customers is not recognized until we receive payment for such charges.

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

Investments: We hold equity interests in both publicly traded and privately held companies. When the carrying value of an investment exceeds its fair value and the decline in value is deemed to be other-than-temporary, we write down the value of the investment and establish a new cost basis. Fair values for investments in public companies are determined using quoted market prices. Fair values for investments in privately held companies are estimated based upon one or more of the following but not limited to: Assessment of the investees’ historical and forecasted financial condition; operating results and cash flows; the values of recent rounds of financing; and quoted market prices of comparable public companies. We regularly evaluate our investments based on criteria that include, but are not limited to, the duration and extent to which the fair value has been less than the carrying value, the current economic environment and the duration of any market decline, and the financial health and business outlook of the investees. We generally believe an other-than-temporary decline occurs when the fair value of an investment is below the carrying value for six consecutive months. Future adverse changes in these or other factors could result in an other-than-temporary decline in the value of our investments, thereby requiring us to write down such investments. Our ability to liquidate our investment positions in privately held companies will be affected to a significant degree by the lack of an actively traded market, and we may not be able to dispose of these investments in a timely manner.

Inventory Valuation: We assess the value of our inventory on a quarterly basis and write-down those inventories which are obsolete or in excess of our forecasted usage to their estimated realizable value. Our estimates of realizable value are based upon our analysis and assumptions including, but not limited to, forecasted sales levels by product, expected product lifecycle, product development plans and future demand requirements. Our marketing department plays a key role in our excess review process by providing updated sales forecasts, managing product rollovers and working with manufacturing to maximize recovery of excess inventory. If actual market conditions are less favorable than our forecasts or actual demand from our customers is lower than our estimates, we may be required to record additional inventory write downs. If actual market conditions are more favorable than anticipated, inventory previously written down may be sold, resulting in lower cost of sales and higher income from operations than expected in that period.

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

Long-lived assets held for sale

We classify long-lived assets as held for sale when certain criteria are met, including: Management’s commitment to a plan to sell the assets; the availability of the assets for immediate sale in their present condition; whether an active program to locate buyers and other actions to sell the assets has been initiated; whether the sale of the assets is probable and their transfer is expected to qualify for recognition as a completed sale within one year; whether the assets are being marketed at reasonable prices in relation to their fair value; and how unlikely it is that significant changes will be made to the plan to sell the assets. Long-lived assets held for sale are classified as other current assets in the Consolidated Balance Sheet.

We measure long-lived assets to be disposed of by sale at the lower of carrying amounts or fair value less cost to sell. Fair value is determined using quoted market prices or the anticipated cash flows discounted at a rate commensurate with the risk involved.

Deferred Taxes: We regularly assess the likelihood that our deferred tax assets will be realized from recoverable income taxes or recovered from future taxable income, and we record a valuation allowance to reduce our deferred tax assets to the amount that we believe to be more likely than not realizable. Due to the uncertain economic conditions in our industry, we have recorded deferred tax assets as of June 30, 2005 and June 30, 2004 only to the extent of certain offsetting deferred tax liabilities.

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

Restructuring Accrual: In April 2001, we began to implement formalized restructuring programs based on our business strategies and economic outlook and recorded significant charges in connection with our Global Realignment Program. In connection with these plans, we have recorded estimated expenses for severance and outplacement costs, lease cancellations, asset write-offs and other restructuring costs. In accordance with Statement of Financial Accounting Standard No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), generally costs associated with restructuring activities initiated after December 31, 2002 have been recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. However, in the case of leases, the expense is estimated and accrued when the property is vacated. Given the significance of, and the timing of the execution of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made, including evaluating real estate market conditions for expected vacancy periods and sub-lease rents. In addition, post-employment benefits accrued for workforce reductions related to restructuring activities initiated after December 31, 2002 are accounted for under Statement of Financial Accounting Standards No. 112, “Employer’s Accounting for Post-employment Benefits” (“SFAS 112”). A liability for post-employment benefits is recorded when payment is probable, the amount is reasonably estimable, and the obligation relates to rights that have vested or accumulated. We continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. Although we believe that these estimates accurately reflect the costs of our restructuring plans, actual results may differ, thereby requiring us to record additional provisions or reverse a portion of such provisions.

RESULTS OF OPERATIONS

The results of operations for the current period are not necessarily indicative of results to be expected for future years. The following table sets forth the components of our Consolidated Statements of Operations as a percentage of net revenue:

	Years Ended June 30,
	2005	2004	2003
Net revenue	100.0%	100.0%	100.0%
Cost of sales	82.4	77.1	91.8

Gross profit	17.6	22.9	8.2

Operating expenses:
Research and development	13.2	15.7	22.7
Selling, general and administrative	22.1	22.8	39.5
Amortization of other intangibles	2.8	2.5	2.9
Acquired in-process research and development	0.2	0.4	0.1
Reduction of goodwill	7.5	—	33.5
Reduction of other other intangibles and other long-lived assets	2.2	8.1	24.9
Restructuring charges	2.5	1.8	17.9

Total operating expenses	50.5	51.3	141.5

Loss from operations	(32.9)	(28.4)	(133.3)
Interest and other, net	(2.7)	3.6	4.8
Loss on sale of subsidiaries’ assets	(0.6)	—	(0.3)
Gain on sale of investments	2.8	6.5	0.6
Reduction in fair value of investments	(1.3)	(0.6)	(6.7)
Loss on equity method investments	(1.0)	(1.3)	(1.3)

Loss before income taxes and cumulative effect of an accounting change	(35.7)	(20.2)	(136.2)
Income tax expense (benefit)	1.0	(2.5)	2.0

Loss before cumulative effect of an accounting change	(36.7)	(17.7)	(138.2)
Cumulative effect of an accounting change	—	(0.5)	—

Net loss	(36.7)%	(18.2)%	(138.2)%

Financial Data for Fiscal 2005, 2004, and 2003:

The following table summarizes selected Consolidated Statement of Operations items (in millions, except for percentages):

	2005	2004	Change	Percentage Change	2004	2003	Change	Percentage Change
Net revenue	$712.2	$635.9	$76.3	12%	$635.9	$675.9	$(40.0)	-6%

Gross profit	$125.6	$145.8	$(20.2)	-14%	$145.8	$55.4	$90.4	163%
Percentage of net revenue	18%	23%			23%	8%

Research and development	$93.7	$99.5	$(5.8)	-6%	$99.5	$153.7	$(54.2)	-35%
Percentage of net revenue	13%	16%			16%	23%

Selling, general and administrative	$157.3	$144.7	$12.6	9%	$144.7	$267.3	$(122.6)	-46%
Percentage of net revenue	22%	23%			23%	40%

Amortization of other intangibles	$19.8	$16.0	$3.8	24%	$16.0	$19.8	$(3.8)	-19%
Percentage of net revenue	3%	3%			3%	3%

Acquired in-process research and development	$1.1	$2.6	$(1.5)	-58%	$2.6	$0.4	$2.2	550%
Percentage of net revenue	0%	0%			0%	0%

Reduction of goodwill	$53.7	$—	$53.7	100%	$—	$225.7	$(225.7)	-100%
Percentage of net revenue	8%	0%			0%	33%

Reduction of other long-lived assets	$16.1	$51.8	$(35.7)	-69%	$51.8	$167.9	$(116.1)	-69%
Percentage of net revenue	2%	8%			8%	25%

Restructuring charges	$18.2	$11.5	$6.7	58%	$11.5	$121.3	$(109.8)	-91%
Percentage of net revenue	3%	2%			2%	18%

Net Revenue:

Our net revenue increased by $76.3 million from fiscal 2004 to fiscal 2005. The increase in net revenue between fiscal 2004 and 2005 is mainly related to higher demand for products in our Communications Products Group (“CPG”), which had net revenue increase by $104.8 million year over year. The increase in CPG net revenue was primarily due to increased revenues from one of its main product lines, the subsystem group. Specific products that grew were the wavelength blocker, switch products, and the optical pumps product. This increase in net revenue was partially offset by a $28.5 million decrease in our Commercial and Consumer Products Group (“CCPG”) net revenue. This decrease was primarily due to rapidly declining revenue during fiscal 2005 from our micro display window products. We have terminated these product lines and are not anticipating meaningful revenue from such products in the future. In CCPG, the decline in net revenue was partially offset by revenue from solid state laser products from the Lightwave product portfolio, which we acquired in May 2005.

The decline in net revenue between fiscal 2003 and fiscal 2004 reflects a decrease in revenue from order cancellations (from $32.3 million in fiscal 2003 to $0.4 million in fiscal 2004), primarily in our CPG net revenue, overall lower demand for our communications products and lower average selling prices for these products. We also experienced a decline in our CCPG net revenue, primarily due to declines in our display revenue. The declines were partially offset by the inclusion of approximately $3.5 million in net revenue from E2O Communications (“E2O”) acquisition completed in the fourth quarter of fiscal 2004.

In the last few quarters, we have eliminated, or initiated programs to eliminate, certain of our product lines (through divestiture and end of life programs), such as our CATV, micro display window products and front surface mirrors product lines. These actions have eliminated revenue streams from our business. If we do not replace revenue from divested or discontinued products with revenue from other product sales, our future revenues will decline.

For our continuing portfolio, notwithstanding our net revenue improvement in fiscal 2005, the overall business climate continues to be hampered by limited visibility and strong, unpredictable pricing pressures across our portfolio, particularly in our CPG products. Nevertheless, our revenue expectations are based in part on our expectations for demand and pricing trends from existing products and new products from acquisitions. If we are incorrect in our assumptions, our revenue will decline. Also, the mix of revenues in any quarter continues to be driven by changes in demand from a small number of customers (particularly our communications customers) whose demands often vary quarter to quarter, thus limiting our predictability and performance expectations. We continue to encounter multiple and systemic execution challenges including yield, delivery and performance issues with our newer products, as well as concerns related to our ability to procure the required quantity and quality of parts from single and sole source suppliers, many of which are limited in size and financial resources. These challenges are exacerbated by the multiple cost reduction programs (including product transfers, end of life programs and site consolidations) for which we are currently engaged and which we expect to continue for the foreseeable future. The result is continuing product delivery uncertainty, yield and quality problems, systems strain and related customer dissatisfaction. Improving our overall execution will be a major priority for the foreseeable future. If we do not improve our execution and product quality, our operating results could be significantly harmed.

We operate primarily in three geographic regions: Americas, Europe and Asia. The following table presents net revenue by geographic regions (in millions):

	Years Ended June 30,
	2005	2004	2003
Net revenue:
Americas	$466.6	$406.9	$474.6
Europe	132.4	124.1	113.0
Asia-Pacific	113.2	104.9	88.3

Total net revenue	$712.2	$635.9	$675.9

Net revenue from customers outside the Americas represented 34%, 36%, and 30% of net revenue for the fiscal years ended 2005, 2004, and 2003, respectively. Net revenue was assigned to geographic regions based on the customers’ shipment locations. We expect revenue from international customers to continue to be an important part of our overall net revenue and an increasing focus for net revenue growth.

During fiscal 2005 and 2004, no customer accounted for more than 10% of net revenue. During fiscal 2003, Texas Instruments (a CCPG customer) accounted for 12% of net revenue.

Gross Profit:

The decrease in gross profit from fiscal 2004 to fiscal 2005 was principally due to (i) declining average selling prices across much of the portfolio, but most particularly in the CPG products; (ii) higher overhead absorption variances primarily due to lower utilization in CCPG resulting from the discontinuance of several products and additional costs related to product transition activities; (iii) product mix shift to generally lower margin CPG products (which grew in fiscal 2005 to 59% of net revenues as compared to 50% of net revenue in fiscal 2004), from generally higher margin CCPG products, due most notably to the decline and end of life of our micro display window products; and (iv) reduced net benefit from change in inventory reserves due to a reduction of $4.2 million in the sale of fully reserved inventory from $44.1 million in fiscal 2004 to $39.9 million in fiscal 2005.

The improvement in gross profit between fiscal 2003 and 2004 was due to (i) a decline in personnel-related expenses of approximately $64.3 million as a result of workforce reductions, site closures, product transfers to both lower cost locations and contract manufacturers; (ii) $29.8 million of write-downs of excess and obsolete inventories, as compared to $60.1 million in fiscal 2003; (iii) a decline in depreciation of $19.5 million due to the write-downs of property, plant and equipment as a result of our impairment reviews and the removal and disposal of property, plant and equipment under our restructuring programs; (iv) a reduction in acquisition related stock-based compensation charges of $17.2 million; (v) a reduction in facilities and occupancy related costs of approximately $16.7 million; (vi) a reduction in royalty expense of $11.4 million; and (vii) reclassification to R&D of $4.5 million of expenses, previously included in cost of goods sold to better reflect the activities being performed. These favorable impacts to gross profit were partially offset by the following: (i) a decrease in the consumption of previously reserved excess or obsolete inventory of $23.3 million from $67.4 million in 2003 to $44.1 million in 2004; (ii) contract cancellation revenue of $0.4 million in fiscal 2004, compared to $32.3 million in fiscal 2003; and (iii) continued decline in average selling prices of our products resulting from continuing pricing pressures from our customers.

Looking ahead, we are engaged in a number of programs (including product transfers to lower-cost Asian manufacturing locations, end of life programs, divestitures and site consolidations) intended to bring significant, sustainable improvements to our gross profits. We have recently provided forecasts for the cost savings we anticipate to achieve from these programs. These savings are dependent upon a number of uncertainties, such as our ability to complete our programs as and when expected, and the cost savings we actually achieve, if any, may be materially less than those forecasted.

On an ongoing basis, our gross profits continue to be challenged by strong and uncertain pricing pressures across our portfolio, shifting mix from our generally higher margin CCPG products to our lower margin CPG products, systemic internal execution and supply chain management concerns and under-utilization of our facilities. Many of our newer products, such as ROADMs, optical switches, and high speed transponders are encountering significant yield, performance and delivery problems. In addition, our CPG products are frequently dependent upon one or more sole-source parts vendors, which are often small enterprises with scale and financial concerns. All of these “execution” issues have negatively impacted and could continue to negatively impact our gross profit. We expect gross profit pressures to remain for the foreseeable future and in particular expect pricing pressures, product mix, factory under-utilization, factory transitions, and new product issues to create variability in our gross margins. In the foreseeable future, actions designed to improve our gross margins (through product mix improvements, cost reductions associated with product transfers and product rationalization, and yield and quality improvements, among other things) will be a principal focus for us.

Research and Development (“R&D”):

R&D expenses for fiscal 2005 of $93.7 million were a decrease of $5.8 million when compared to fiscal 2004. The decrease in R&D was mainly related to reduced headcount in both product groups. The CPG expenses were lower by $2.8 million when compared to fiscal 2004. These savings were due to lower headcount and lower R&D material expenses as a result of centralizing development groups and divesting of product lines including CATV and Vitrocom communications products. The CCPG expenses were higher by $1.3 million when compared to fiscal 2004. The group’s higher R&D materials, used primarily for investment in coating technology associated with the “U-Class” project, were partially offset by lower headcount and related expenses compared to the prior year. Our total headcount for R&D declined from 647 at the end of fiscal 2004 to 532 at the end of fiscal 2005.

The $54.2 million decrease in R&D from fiscal 2003 to fiscal and 2004 was attributable to (i) a decline in R&D materials of $24.2 million due primarily to the consolidation of sites performing R&D; (ii) a decline in personnel-related expenses of approximately $10.5 million as a result of workforce reductions, site closures and other cost cutting measures; (iii) a decline in acquisition related stock-based compensation charges of $10.4 million; (iv) a decline of approximately $5.6 million for facilities and occupancy related expenses due to the write-downs of property, plant and equipment as a result of our quarterly impairment reviews, site consolidations and the removal and disposal of property, plant and equipment; and (v) a decline of $1.6 million in charges other than restructuring associated with the Global Realignment Program. These decreases were offset in part by a reclassification to research and development of $4.5 million of expense, previously included in cost of goods sold, to better reflect the activities being performed.

We believe that investment in R&D is critical to attaining our strategic objectives. Historically, we have devoted significant engineering resources to assist with production, quality and delivery challenges which have had some negative impact on our new product development activities. Despite our continued efforts to reduce total operating expenses, there can be no assurance that our R&D expenses will continue to remain at the current level. In addition, there can be no assurance that such expenditures will be successful or that improved processes or commercial products, at acceptable volumes and pricing, will result from our investment in R&D.

Selling, General and Administrative (“SG&A”):

SG&A expenses for fiscal 2005 of $157.3 million were an increase of $12.6 million when compared to fiscal 2004. The increase in SG&A expenses was mainly due to higher expenses in the corporate functions, principally a $9.1 million increase in legal expenses associated with stockholder and other litigation costs and business support activities and a $4.7 million increase in audit and consulting costs associated with a number of projects including Sarbanes-Oxley compliance, reviews of accounting transactions, and strategic planning. These increases in expenses were partially offset by lower compensation and compensation related costs due to lower headcount and the reduction in the reserve for uncollectible receivables due to the reduction in delinquent customer accounts.

The decrease in SG&A between fiscal 2003 and fiscal 2004 was primarily due to: (i) a decline of $42.8 million of charges other than restructuring associated with our Global Realignment Program; (ii) a reduction in facility and occupancy related costs of approximately $33.4 million due to the write-downs of property, plant and equipment as a result of our quarterly impairment reviews, site consolidations and the removal and disposal of property, plant and equipment; (iii) a decline in acquisition related stock compensation charges of $21.4 million; and (iv) a decline in personnel-related expenses of approximately $19.9 million resulting from workforce reductions, site closures and other cost cutting measures implemented. These expense reductions were offset in part by increases in Sarbanes-Oxley compliance costs.

We intend to continually address our SG&A expenses and reduce these expenses as and when opportunities arise. We caution, however, that we have in the recent past experienced, and expect to continue to experience in the future, certain non-core expenses, such as litigation and dispute related settlements and accruals, which could increase our SG&A expenses, and impair our profitability expectations, in any particular quarter. None of these non-core expenses, however, are expected to have a material adverse impact on our financial condition. Also, we expect to continue to incur additional SG&A expenses as we continue to comply with the requirements of the Sarbanes-Oxley Act of 2002, in particular, Section 404 thereof, and continue to invest in personnel strategic to our business. There can be no assurance that we will develop a cost structure (including our SG&A expense), which will lead to profitability under current and expected revenue levels.

Amortization of Other Intangibles:

The increase in amortization expense between fiscal 2004 and fiscal 2005 was mainly due to the increase in our intangible assets subject to amortization as a result of recent acquisitions of E2O, ADO, Lightwave and PPS.

The decrease between fiscal 2003 and fiscal 2004 were primarily due to the impairment charges recorded in fiscal 2001 through fiscal 2003 reducing the carrying amount of purchased intangibles for amortization. Refer to the “Reduction of Other Long-Lived Assets” section below for further discussion of the impairment charges related to our purchased intangibles.

Acquired In-Process Research and Development:

In fiscal 2005, we recorded charges of $1.1 million for acquired in-process research and development (“IPR&D”) in connection with our acquisition of Lightwave. In fiscal 2004, we recorded charges of $2.6 million for IPR&D in connection with our acquisition of E2O. In fiscal 2003, we recorded $0.4 million for acquired

IPR&D in connection with our acquisition of OptronX. These amounts were expensed on the acquisition dates as the acquired technology had not yet reached technological feasibility. There can be no assurance that acquisition of businesses, products or technologies in the future will not result in substantial charges for acquired IPR&D.

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

In fiscal 2005, we recorded $53.7 million of impairment charges. As part of our annual impairment analysis as of May 1, 2005, we noted that the carrying value of our long-term assets, including goodwill, may not be recoverable and performed an additional impairment review. Under the first step of the Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) analysis, the fair value of a reporting unit was determined. Based on that analysis, we determined that the carrying amount of a reporting unit within the CCPG exceeded its fair value. We performed the second step analysis to determine the amount of the impairment loss.

We did not identify any impairment indicators during fiscal 2004.

In fiscal 2003, we recorded $225.7 million of impairment charges. In the fourth quarter of fiscal 2003, we noted indicators that the carrying value of our long-term assets including goodwill may not be recoverable and performed an additional impairment review. Under the first step of the SFAS 142 analysis, the fair value of the reporting units was determined. Based on that analysis, we determined that the carrying amount of the reporting units within the CPG exceeded their fair value. We performed the second step analysis to determine the amount of the impairment loss.

Reduction of Other Long-Lived Assets:

During fiscal 2005, 2004, and 2003, we recorded the following reductions in the carrying value of our other long-lived assets:

	2005	2004	Change	2004	2003	Change
Assets held and used:
Purchased intangibles (other than goodwill)	$4.5	$—	$4.5	$—	$68.6	$(68.6)
Property, plant, equipment and other	0.7	16.4	(15.7)	16.4	79.1	(62.7)
Assets held for sale:
Property, plant and equipment	10.9	35.4	(24.5)	35.4	20.2	15.2

Total reductions of other long-lived assets	$16.1	$51.8	$(35.7)	$51.8	$167.9	$(116.1)

Fiscal 2005 Charges:

Assets Held and Used:

We noted indicators during the fourth quarter of fiscal 2005 that the carrying value of our long-lived assets, including purchased intangibles recorded in connection with our various acquisitions and property, plant and equipment, may not be recoverable and performed an impairment review in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). We evaluated the recoverability of our long-lived assets and recorded impairment charges based on the amounts by which the carrying amounts of these assets exceeded their fair value. For purchased intangibles, fair value was determined based on discounted future cash flows for the operating entities that had separately identifiable cash flows. For tangible fixed assets, we valued these assets that were subject to impairment using specific appraisals. As a result of the review, we reduced the value of certain manufacturing equipment related to the front surface mirror and DLP microdisplay window programs in our Santa Rosa facility by $0.7 million to zero and purchased intangibles from ADO by $4.5 million to zero.

Assets Held for Sale:

During fiscal 2005, we adjusted the carrying value of our Ottawa facility held for sale. In accordance with SFAS 144, we recorded total impairment charges of $10.9 million related to the Ottawa facility, which was later sold in the fourth quarter of fiscal 2005 for $23.5 million. In addition, in fiscal 2005 we have classified our Melbourne facility as being held for sale and no impairment charges were required.

Fiscal 2004 Charges:

Assets Held and Used:

During fiscal 2004, in accordance with SFAS 144, we reduced the estimated realizable value of certain manufacturing equipment by $7.7 million and of certain other assets by $3.7 million. In addition, as a result of the adoption of FASB Interpretation No. 46 “Consolidation of Variable Interest Entities an Interpretation of ARB No. 51 (revised December 2003)” (“FIN 46R”) with respect to two properties under a synthetic lease agreement, we recognized a $5.0 million impairment charge related to our Melbourne, Florida property.

Assets Held for Sale:

During fiscal 2004, we classified certain properties as assets held for sale, primarily our Ottawa facility. In accordance with SFAS 144, we recorded total impairment charges of $35.4 million, representing the amount by which the carrying value of the properties exceeded estimated fair value less cost to sell.

Fiscal 2003 Charges:

Assets Held and Used:

We noted indicators during the first quarter of fiscal 2003 that the carrying value of our long-lived assets, including purchased intangibles recorded in connection with our various acquisitions and property, plant and equipment, may not be recoverable and performed an impairment review in accordance with SFAS 144. We evaluated the recoverability of our long-lived assets and recorded impairment charges based on the amounts by which the carrying amounts of these assets exceeded their fair value. For purchased intangibles, fair value was determined based on discounted future cash flows for the operating entities that had separately identifiable cash flows. For tangible fixed assets, we valued these assets that were subject to impairment using specific appraisals.

During the rest of fiscal 2003, we noted no impairment indicators in connection with our long-lived assets held and used, and accordingly, a test of recoverability of our long-lived assets was not required for these periods.

Assets Held for Sale:

During the third quarter and fourth quarter of fiscal 2003, we classified certain property, plant and equipment intended to be disposed of within a twelve month period as assets held for sale. In accordance with SFAS 144, we recorded an impairment charge of $13.3 million, representing the amount by which their carrying value exceeds fair value less cost to sell. During the first quarter of fiscal 2003, we classified certain property and equipment as assets held for sale in connection with the sales of our Sifam and Cronos subsidiaries and recorded total impairment charges of $6.9 million.

Restructuring and Other Related Charges:

In April 2001, we initiated the Global Realignment Program (“GRP”), under which we began restructuring our business in response to the economic downturn and focused on large-scale site and employee reductions. Implementation of the GRP was substantially completed in the second quarter of fiscal 2004. Subsequently, we have actively sought opportunities to further reduce costs through targeted, customer driven restructuring events intended to reduce our footprint and rationalize the manufacture of our products based on core competencies and cost efficiencies. Restructure activities entered into through the second quarter of 2004 are described under the GRP, while activities beginning in the third quarter of fiscal 2004 are described under Restructuring Actions.

During fiscal 2005, we developed plans to consolidate a portion of our North American and Asian manufacturing operations into JDSU facilities in China or transfer the production to third party manufacturers. These actions created restructuring charges of approximately $14.8 million, of which approximately $10.0 million charges incurred to date were related to facilities in Ewing and Mountain Lakes, New Jersey and Santa Rosa, California, primarily related to severance and benefits associated with employee terminations or notification of termination. These terminations accounted for approximately 500 employees in North America, 4 employees in Europe, and 389 employees in Asia. During fiscal 2005, we also recorded adjustments to GRP lease charges of approximately $3.4 million due to changes in estimated sublease income on restructured properties.

In the third and fourth quarters of fiscal 2004, we initiated two restructuring activities to discontinue technology and manufacturing from our Japan operation and to streamline certain functions in North America. These actions resulted in restructuring charges of approximately $5.6 million, primarily related to severance and benefits associated with employee terminations or notification of termination. These terminations accounted for 106 employees in North America and 31 in Asia.

The restructuring activities included in the above actions are expected to be completed during the fourth quarter of fiscal 2006 and, when fully implemented, we anticipate quarterly cost savings of approximately $20.0 million when compared to the operating results for the third fiscal quarter of 2005.

From April 2001 through the end of the second quarter of fiscal 2004, we implemented nine phases of restructuring activities under the GRP. These activities were in response to the economic downturn and continued realignment of our business toward customer driven productivity. Through June 30, 2005, we have recorded total related restructuring charges of $659.0 million, before net cumulative adjustments of ($6.8) million (of which $3.4 million, $5.9 million, and $121.3 million were recorded in fiscal 2005, 2004, and 2003, respectively), and terminated 19,892 employees. In addition, we have incurred charges other than restructuring of $493.4 million, mostly related to the GRP (of which $11.7 million, $6.8 million, and $55.7 million were recorded in fiscal 2005, 2004, and 2003, respectively). Please refer to “Note 14. Restructuring and Global Realignment” of our Notes to Consolidated Financial Statements for a detailed discussion on these charges associated with our Restructuring Programs.

We are consolidating and reducing our manufacturing, research and development, sales and administrative facilities in North America, Europe and Asia-Pacific. Since April 2001, we have closed 38 sites. We are continuously reviewing our operating needs and pursuing opportunities to eliminate duplicative operations or infrastructure, transfer manufacturing and product lines to more optimal internal locations or, in many cases, to independent contract manufacturers, dispose of unnecessary assets, centralize functions, improve our governance and systems, and, as necessary, streamline our employee base.

As of June 30, 2005, our total restructuring obligations were approximately $46.2 million net of sublease income or lease settlement estimates of approximately $10.0 million. Our ability to generate sublease income, as well as our ability to terminate lease obligations at the amounts estimated, is highly dependent upon the economic conditions, particularly commercial real estate market conditions in certain geographies, at the time we negotiate the lease termination and sublease arrangements with third parties as well as the performances by such third parties of their respective obligations. While the amount we have accrued represents the best estimate of the remaining obligations we expect to incur in connection with these plans, estimates are subject to change. Routine adjustments are required and may be required in the future as conditions and facts change through the implementation period. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2016.

The actions under the GRP and other restructuring actions may not be successful in achieving the expected cost reductions or expected other benefits and may not align our operations with customer demand and the changes affecting our industry, or may be more costly or extensive than currently anticipated. Realizing the cost reductions and other financial benefits from the programs and other actions taken may not necessarily result in us achieving profitability due to other factors including product mix, declining prices, and revenue levels.

Interest and Other, Net:

Interest and other income and expense decreased $42.4 million from income of $22.7 million in fiscal 2004 to expense of $19.7 million in fiscal 2005 primarily due to i) higher exchange losses arising from the following activities: Settlement of intercompany balance between Corporate and its Canadian subsidiary for $12.9 million, settlement of a foreign lease liability for $2.7 million, and the write off of currency translation adjustments related to substantially liquidated subsidiaries in the United Kingdom, Germany, the Netherlands, and Taiwan of $16.9 million, and ii) loss of $10.9 million on the disposal of certain assets from our Ottawa facility.

The decrease of $9.8 million between fiscal 2003 and fiscal 2004 was primarily attributable to lower interest rates on invested cash balances and reduced gains on the disposal of certain assets. In addition, amortization of the cost incurred for the issuance of our Convertible Debt in October 2003 will reduce net interest income by approximately $2.5 million per fiscal year. See “Note 7. Convertible Debt and Letters of Credit” of our Notes to Consolidated Financial Statements for additional information on the convertible debt.

Loss on Sale of Subsidiaries’ Assets:

In fiscal 2005, we completed the sale of Casix, a subsidiary located in Fuzhou, China, and our precision glass business located in Mountain Lakes, New Jersey to Fabrinet and our CATV business to Emcore. We recorded a total loss related to these disposals of $4.7 million. The sales were part of management’s continuing efforts to reduce our footprint and rationalize the existing manufacture of our products based on core competencies and cost efficiencies.

In fiscal 2003, we completed the sale of all or significantly all of the assets of three subsidiaries located in Billerica, Massachusetts, Raleigh, North Carolina and Torquay, United Kingdom, and recognized a net loss of $2.2 million from the transactions.

Gain on Sale of Investments:

The gain of $20.0 million in fiscal 2005 was primarily the result of the sale of marketable public securities in Nortel common stock, which were received in the sale of our Zurich facility to Nortel in fiscal 2001. Other gains were realized from the sale of common stock in Cisco, Adept, and ADVA, offset by losses from fixed income securities. The fair value of our marketable equity securities at June 30, 2005 is approximately $13.5 million. See “Note 4. Investments” for more details.

The gain of $41.2 million in fiscal 2004 was primarily the result of the sale of Nortel common stock. In fiscal 2003, we recognized total gains of $4.0 million, primarily from sales of certain non-marketable equity securities and fixed income securities.

Reduction in Fair Value of Investments:

We periodically review our investments for impairment. When the carrying value of an investment exceeds the fair value and the decline in fair value is deemed to be other-than-temporary, we write down the value of the investment to its fair value. The write-downs in fiscal 2005 consisted of $8.4 million related to the decline in fair value of various non-marketable equity securities and $0.8 million related to other available-for-sale investments. The write-downs in fiscal 2004 consisted of $3.8 million related to the decline in fair value of various non-marketable equity securities. The write-downs in fiscal 2003 consisted of $25.0 million related to the decline in fair value of our investment in Adept and $20.4 million related to other non-marketable equity securities.

Should the fair value of our investments decline in the future, we may be required to record additional charges if the decline is determined to be other-than-temporary. The carrying amount of our non-marketable investments was $29.2 million on June 30, 2005 and our minimum future funding commitments are $10.4 million.

Loss on Equity Method Investments:

Our active equity method investments include five venture capital funds and four direct investments. Charges in fiscal 2005, 2004 and 2003 consisted primarily of our pro rata share of the net gains and losses on our equity method investments.

During the second quarter of fiscal 2002, our pro rata share of ADVA Optical Networking (“ADVA”)’s net loss exceeded the carrying amount. As a result, we wrote off our entire investment in ADVA. We also discontinued to apply the equity method accounting as the Company had no commitment to provide additional funding to ADVA. As of June 30, 2005, our pro rata share of ADVA’s accumulated net income exceeded its pro rata share of ADVA’s net loss during the period the equity method was suspended by $0.3 million, and therefore the equity method was re-instated and the investment’s carrying value was recorded in that amount.

Income Tax Expense (Benefit):

Fiscal 2005 Tax Expense:

We recorded an income tax expense of $6.7 million for fiscal 2005. The expected tax benefit derived by applying the federal statutory rate to our loss before income taxes for fiscal 2005 differed from the income tax expense recorded primarily due to non-deductible acquisition-related charges, increases in our valuation allowance for deferred tax assets and a $10.8 million non-cash charge for income tax expense associated with the reversal of tax benefits recognized in prior periods relating to the sale in fiscal 2005 of certain marketable securities. The $10.8 million income tax expense was recorded in accordance with Statement of Financial Accounting Standard No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”) and Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS 109”). Also included in tax expense for fiscal 2005 is a tax benefit of $5.1 million for the reversal of previously accrued liabilities as a result of our resolution of certain domestic and foreign income tax audit issues.

We are currently subject to various federal, state and foreign audits by taxing authorities. We believe that adequate amounts have been provided for any adjustments that may result from these examinations.

Fluctuations in the value of our available-for-sale marketable public securities will create volatility in the amount of income tax expense (benefit) we record in future periods. We expect to incur approximately $3.6 million of noncash charges for income tax expense in fiscal 2006 relating to the reversal of income tax benefits recognized in prior periods as a result of the anticipated sale of certain marketable securities.

Due to the continued economic uncertainty in the industry, management has determined that it is more likely than not that our net deferred tax assets will not be realized and we have recorded deferred tax assets as of June 30, 2005 only to the extent of certain offsetting deferred tax liabilities. During fiscal 2005 the valuation allowance for deferred tax assets increased by $88.3 million. The increase was primarily due to domestic and foreign tax net operating losses sustained during the fiscal year and capital losses from the sale of certain marketable securities. The increase was partially offset by the amortization of acquired intangibles, the reduction in inventory, restructuring and other reserves, and the repatriation of undistributed foreign earnings which were previously considered permanently reinvested.

Fiscal 2004 Tax Benefit:

We recorded an income tax benefit of $15.8 million for fiscal 2004. The expected tax benefit derived by applying the federal statutory rate to our loss before income taxes for fiscal 2004 differed from the income tax benefit recorded primarily due to the net tax effects of non-deductible acquisition-related charges, increases in our valuation allowance for deferred tax assets, tax benefits realized from the reversal of previously accrued taxes and tax benefits arising from foreign earnings of one of our Far East subsidiaries operating under a tax holiday that were invested indefinitely offshore. Included in the fiscal 2004 tax benefit of $15.8 million is $7.8 million of tax benefit arising from the net tax effect of sales of certain marketable public securities and tax benefits arising from deferred tax assets recorded for fiscal 2004 operating losses that were not subject to a valuation allowance due to appreciation in the carrying value of certain marketable public securities designated as available-for-sale investments. Also included in the 2004 tax benefit is $5.0 million related to the carryback of tax net operating losses from fiscal 2002 to offset prior year taxes paid by certain acquired subsidiaries.

During the fourth quarter of fiscal 2004, we recorded a $2.0 million tax benefit as a result of obtaining a tax clearance certificate in connection with the liquidation of one of our foreign subsidiaries. Additionally, we recorded a $2.6 million tax benefit as of June 30, 2004 to reflect a reduction in previously estimated foreign tax liabilities as a result of our resolution of certain foreign tax audit issues with foreign taxing authorities.

During fiscal 2004 the valuation allowance for deferred tax assets decreased by $39.0 million. The decrease was primarily due to the net effects of write-offs of deferred tax assets recorded in prior business combinations relating to assumed employee stock options that either expired unexercised or were exercised during the year when the market value of the underlying stock was less than the previously recorded value. It also decreased due to decreases in inventory and other reserves and increased for losses incurred.

Fiscal 2003 Tax Expense:

We recorded an income tax expense of $13.5 million in fiscal 2003. The expected tax benefit derived by applying the federal statutory rate to our loss before income taxes for fiscal 2003 differed from the income tax expense recorded primarily due to the net tax effects of non-deductible acquisition-related charges and increases in our valuation allowance for deferred tax assets. The $13.5 million tax expense we recorded in fiscal 2003 includes $18.0 million of tax expense related to the prior financial reporting period ended June 30, 2002 and resulted from an increase in our valuation allowance for deferred tax assets. During the fiscal year ended 2003, Canadian tax authorities completed a review of our pending claims for refunds of prior year income taxes. As a result of this review, certain matters related to carryback periods and minimum taxes were identified that caused us to conclude that we had recorded $18.0 million of net deferred tax assets in excess of income taxes actually recoverable from prior years and, therefore, necessitated the recording of an additional valuation allowance for deferred tax assets. The $18.0 million amount recorded in fiscal year 2003 was not material to the period in which it should have been recorded nor material to the consolidated results of operations for the year ended June 30, 2003.

Included in the fiscal 2003 income tax expense of $13.5 million is a $7.0 million tax benefit recorded as a result of appreciation in the carrying value of available-for-sale marketable public securities that reduced by $7.0 million the amount of valuation allowance for deferred tax assets recorded in connection with our loss from continuing operations.

During fiscal 2003 the valuation allowance for deferred tax assets increased by $219.2 million. The increase was primarily due to reductions in our forecasts of future domestic taxable income and the elimination of deferred tax liabilities recorded in prior business combinations.

Operating Segment Information:

	2005	2004	Change	Percentage Change	2004	2003	Change	Percentage Change
Communications Products Group
Net Revenue	$422.2	$317.4	$104.8	33%	$317.4	$333.0	$(15.6)	-5%
Operating loss	$(54.2)	$(43.4)	$(10.8)	25%	$(43.4)	$(167.4)	$124.0	-74%

Commercial and Consumer Products Group
Net Revenue	$290.0	$318.5	$(28.5)	-9%	$318.5	$342.9	$(24.4)	-7%
Operating income	$11.1	$54.8	$(43.7)	-80%	$54.8	$54.8	$—	0%

The increase in CPG net revenue between fiscal 2005 and fiscal 2004 is mainly related to improved market conditions, increased revenue from the subsystems products group of $62.7 million, and a full year’s revenue from the E2O acquisition which closed in May of fiscal 2004. The increase in CPG operating loss between fiscal 2005 and 2004 was primarily due to lower average selling prices (“ASPs”) and lower excess and obsolete (“E&O”) net recoveries, which were partially offset by lower R&D spending.

The decrease in CPG net revenue between fiscal 2004 and fiscal 2003 reflects a drop in customer revenue from order cancellation. It is also due to lower demand for our CPG products and lower ASPs caused by the slowdown in our industry, which resulted in a decrease in network deployment and capital spending by telecommunications carriers. The improvement in CPG operating loss was primarily a function of improved gross margins and reduced operating expenses, as a result of workforce reductions, a reduction in facilities and occupancy related costs, site closures and other cost cutting measures implemented under our Global Realignment Program, as discussed in our analysis of changes in gross margin and selling, general and administrative costs.

The decrease in CCPG revenue between fiscal 2005 and fiscal 2004 was primarily due to a decline in our Optics and Display revenue of 18% which was partially offset by an increase of 9% in our Flex business. The decrease in CCPG operating income between fiscal 2005 and 2004 was primarily due to lower production levels which resulted in higher production variances and higher charges for obsolete inventories associated with the “end-of life” programs primarily for micro display window products.

The decrease in CCPG revenue between fiscal 2004 and fiscal 2003 was primarily due to declines in our display revenue and optically variable pigments. The operating income in CCPG between fiscal 2004 and fiscal 2003 remained the same.

LIQUIDITY AND CAPITAL RESOURCES

We had a combined balance of cash, cash equivalents and short-term investments of $1,304.5 million at June 30, 2005, a decrease of $244.2 million from June 30, 2004 primarily due to operating activities, purchases of property, plant and equipment, and acquisition of businesses. Cash and cash equivalents increased by $183.7 million in fiscal 2005, primarily from the sales and maturities of short-term investments. Our total debt outstanding, including capital lease obligations, was $471.2 million at June 30, 2005.

Operating activities used $134.4 million in cash during fiscal 2005, resulting from: (i) our net loss, adjusted for non-cash items such as depreciation, amortization, and various gains and losses, of $52.3 million, and (ii) changes in operating assets and liabilities that used $82.1 million. The largest change in operating assets and liabilities was the reduction in Other Accrued Liabilities for $74.4 million, primarily from payments of obligations previously accrued under the Global Realignment Program. Net accounts receivable of $112.3 million at the end of fiscal 2005 were relatively consistent as at the end of fiscal 2004, despite the increase in our revenue from 2004 to 2005. Days sales outstanding in accounts receivable during fiscal 2005 was 57 days, as compared to 63 days during fiscal 2004, reflecting improvement in collection efficiency. Inventory of $97.4 million at June 30, 2005 were $27.6 million lower than at June 30, 2004, primarily due to business divestitures and transitions of certain inventory and related manufacturing to contract manufacturers.

Cash provided by investing activities was $303.4 million during fiscal 2005, primarily due to sales and maturities of available for sale investments exceeding purchases by $391.2 million. Partially offsetting these sources of cash were acquisitions of businesses for $70.3 million, net of cash acquired, as discussed in “Note 17. Mergers and Acquisitions” of our Notes to Consolidated Financial Statements, and purchases of property and equipment for $35.8 million. Net proceeds from sales of assets and long-term investments equaled $32.2 million.

Our financing activities provided cash of $14.0 million, resulting primarily from the issuance of stock under employee stock plans. As of June 30, 2005, we had six standby letters of credit totalling $4.1 million. See “Note 7. Convertible Debt and Letters of Credit” of our Notes to Consolidated Financial Statements for additional information regarding financing and available lines of credit.

Our investments of surplus cash are made in accordance with an investment policy approved by our Board of Directors. In general, our investment policy requires that securities purchased and held be rated A-1/P-1, A/A2 or better. No security may have an effective maturity that exceeds 36 months, and the average duration of our investment portfolio may not exceed 18 months. At any time, no more than 10% of the investment portfolio may be concentrated in a single issuer other than the U.S. government or U.S. agencies. Our investments in debt securities and marketable equity securities are classified as available-for-sale investments or trading assets and are recorded at fair value. The cost of securities sold is based on the specific identification method. Unrealized gains and losses on available-for-sale investments are reported as a separate component of stockholders’ equity. We did not hold any investments in auction rate securities at the end of fiscal 2005.

Financial Commitments:

Our investment portfolio includes $29.2 million in minority investments in certain privately held companies and venture capital funds. As of June 30, 2005, we had a commitment to provide additional funding of up to a maximum of $10.4 million to certain venture capital investment partnerships.

Contractual Obligations:

The following summarizes our contractual obligations at June 30, 2005, and the effect such obligations are expected to have on our liquidity and cash flow over the next five years (in millions).

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Zero Coupon Senior Convertible Notes	$475.0	$—	$—	$475.0	$—
Purchase obligations	105.0	105.0	—	—	—
Operating lease obligations	122.3	32.2	46.9	25.3	17.9
Royalty obligations	4.0	4.0	—	—	—
Capital lease obligations	4.9	0.8	1.7	1.8	0.6
Other non-current liabilities	17.1	0.3	13.1	0.4	3.3

Total	$728.3	$142.3	$61.7	$502.5	$21.8

As of June 30, 2005, operating lease obligations of $39.4 million in connection with our restructuring program were accrued in our Consolidated Balance Sheet. Operating lease obligations of $16.2 million were included in the “Restructuring accrual” and $23.2 million was accrued in “Other non-current liabilities”.

Purchase obligations represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements, as of June 30, 2005.

As of June 30, 2005, other non-current liabilities primarily represent amounts withheld by us as security for the representations and warranties of the selling parties during specified indemnification periods following mergers and acquisitions. These liabilities also include the accumulated postretirement benefit obligation of a subsidiary.

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

Acquisitions:

On September 8, 2005, we announced the acquisition of Agility Communications, Inc. (“Agility”), a leading provider of widely tunable laser solutions for optical networks. The acquisition is expected be completed by the second quarter of fiscal 2006. Refer to “Note 22. Subsequent Events” in our Notes to Consolidated Financial Statements for more details.

On August 3, 2005, we completed the acquisition of privately held Acterna, Inc. (“Acterna”), a leading worldwide provider of broadband and optical test and measurement solutions for telecommunications and cable service providers and network equipment manufacturers, for approximately $450.0 million in cash and $310.0 million in JDS Uniphase’s common stock, which equated to approximately 200 million shares. The cash payment was made during the first quarter of fiscal 2006. Refer to “Note 22. Subsequent Events” for more details.

In May 2005, we purchased Photonic Power Systems, Inc. (“PPS”), a privately held enterprise, for approximately $9.7 million in cash. In addition, JDSU is obligated to pay contingent cash consideration of up to $2.0 million if certain revenue targets are achieved during the 12 months following acquisition date. Refer to “Note 17. Merger and Acquisitions” in our Notes to Consolidated Financial Statements for more details.

In May 2005, we purchased Lightwave Electronics Corporation (“Lightwave”) for approximately $67.2 million in cash. The former shareholders of Lightwave made certain representations and warranties to JDSU and agreed to indemnify us against damages which might arise from a breach of those undertakings. As security for this indemnification obligation of the former Lightwave shareholders, JDSU retained approximately $10.8 million of the cash consideration, which is scheduled to be released on the 18 month anniversary of the acquisition date. Refer to “Note 17. Merger and Acquisitions” in our Notes to Consolidated Financial Statements for more details.

Employee Stock Options:

Our stock option program is a broad-based, long-term retention program that is intended to attract and retain employees and align stockholder and employee interests. As of June 30, 2005, we have available for issuance 84.1 million shares of common stock underlying options for grant primarily under the Company’s 2003 Equity Incentive Plan. The exercise price is generally equal to the fair value of the underlying stock at the date of grant. Options generally become exercisable over a four-year period and, if not exercised, expire from five to ten years post grant date. The majority of our employees participate in our stock option program.

We account for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), as interpreted by Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation” (“FIN 44”). We record and amortize, over the related vesting periods on a straight-line basis, deferred compensation representing the difference between the price per share of stock issued or the exercise price of stock options granted and the fair value of our common stock at the time of issuance or grant. Stock compensation costs are immediately recognized to the extent the exercise price is below the fair value on the date of grant and no future vesting criteria exist. Please refer to “Note 10. Stockholders’ Equity” of our Notes to Consolidated Financial Statements for a detailed discussion on this program.

On June 22, 2005, we accelerated of vesting of certain unvested and “out-of-the-money” stock options with exercise prices equal to or greater than $2.50 per share previously awarded to our employees, including our executive officers, but excluding our non-employee directors, under our equity compensation plans. The acceleration of vesting became effective for stock options outstanding as of June 22, 2005. The purpose of the acceleration is to enable us to avoid, upon adoption of SFAS 123R in July 2005, recognizing compensation expense associated with these options in future periods. Please refer to “Note 11. Employee Benefit Plans” of our Notes to Consolidated Financial Statements for a detailed discussion.

Status of Acquired In-Process Research and Development Projects:

We periodically review the stage of completion and likelihood of success of each of the IPR&D projects. The nature of the efforts required to develop the IPR&D projects into commercially viable products principally relates to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements. The current status of the IPR&D projects from for our significant acquisitions during fiscal 2005, 2004, and 2003 is as follows:

Lightwave

Lightwave Electronics Corporation was acquired in April 2005, and at the time of acquisition was in the process of developing multiple diode pumped solid state laser products. We incurred post-acquisition costs of $0.3 million in the fourth quarter of fiscal 2005 and estimate that additional investment of approximately $4.2 million in research and development will be required during fiscal years 2006 and 2007 to complete the IPR&D projects.

E2O

E2O was acquired in May 2004 and was in the process of developing a shortwave Vertical-Cavity Surface-Emitting Laser (“VCSEL”) Shortwave laser as of the date of acquisition. We have incurred post-acquisition costs of $2.3 million to date and estimate that an additional investment of approximately $0.8 million in research and development will be required. The project is expected to be completed in the third quarter of fiscal 2006. The differences between the actual outcome noted above and the assumptions used in the original valuation of the technology are not expected to have a significant impact on our results of operations and financial position.

Scion

Scion was acquired in April 2002 and the products under development at the time of acquisition were comprised of advanced integrated waveguide devices. We incurred post-acquisition costs of $3.9 million as of the fourth quarter of fiscal 2004. During the same period, this project has been redirected to the new ROADM project.

Liquidity and Capital Resources Requirement:

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Investments

We maintain an investment portfolio in a variety of financial instruments, including, but not limited to, U.S. government and agency bonds, corporate obligations, money market funds, asset-backed securities, and other investment-grade securities. The majority of investments pay a fixed rate of interest. The securities in the investment portfolio are subject to market price risk due to changes in interest rates, perceived issuer creditworthiness, marketability, and other factors. Part of our investment portfolio also includes minority equity investments in several publicly-traded companies, the values of which are subject to market price volatility. These investments are generally classified as available-for-sale and, consequently, are recorded on our balance sheets at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity.

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

The following tables (in millions) present the hypothetical changes in fair value in the available-for-sale debt instruments held at June 30, 2005 and June 30, 2004 that are sensitive to changes in interest rates. These instruments are not leveraged or hedged and are held for purposes other than trading. The modeling technique used measures the change in fair values arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS over a 12-month horizon. Beginning fair values represent the market value, excluding accrued interest and dividends at June 30, 2005 and 2004.

	Valuation of Securities Given an Interest Rate Decrease of “X” BPS			Fair Value as of June 30, 2005	Valuation of Securities Given an Interest Rate Increase of “X” BPS
	150 BPS	100 BPS	50 BPS		50 BPS	100 BPS	150 BPS
U.S. Treasuries and agencies	$596	$594	$592	$590	$587	$585	$583
Municipal bonds and sovereign debt instruments	29	29	29	29	29	29	29
Asset-backed and auction rate securities	72	71	71	70	70	69	69
Corporate bonds and commercial paper	331	330	329	328	327	326	324

Total	$1,028	$1,024	$1,021	$1,017	$1,013	$1,009	$1,005

	Valuation of Securities Given an Interest Rate Decrease of “X” BPS			Fair Value as of June 30, 2004	Valuation of Securities Given an Interest Rate Increase of “X” BPS
	150 BPS	100 BPS	50 BPS		50 BPS	100 BPS	150 BPS
U.S. Treasuries and agencies	$747	$742	$738	$734	$730	$725	$721
Municipal bonds and sovereign debt instruments	51	51	51	51	50	50	50
Asset-backed and auction rate securities	104	104	103	103	103	103	103
Corporate bonds and commercial paper	435	434	432	430	428	426	425

Total	$1,337	$1,331	$1,324	$1,318	$1,311	$1,304	$1,299

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

	Valuation of Securities Given “X%” Decrease in Each Stock’s Price			Fair Value as of June 30, 2005	Valuation of Securities Given “X%” Increase in Each Stock’s Price
	50%	35%	15%		15%	35%	50%
Corporate equities	$7	$9	$11	$14	$16	$18	$20

	Valuation of Securities Given “X%” Decrease in Each Stock’s Price			Fair Value as of June 30, 2004	Valuation of Securities Given “X%” Increase in Each Stock’s Price
	50%	35%	15%		15%	35%	50%
Corporate equities	$36	$46	$60	$71	$82	$96	$107

We seek to mitigate the credit risk of its portfolio of fixed-income securities by holding only high-quality, investment-grade obligations with effective maturities of three years or less. We also seek to mitigate marketability risk by holding only highly liquid securities with active secondary or resale markets. However, the investments may decline in value due to changes in perceived credit quality or changes in market conditions that affect liquidity.

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

We generate a portion of our revenue from sales to customers located outside the United States and from sales by our foreign subsidiaries to U.S. customers. International sales are typically denominated in either U.S dollars or the local currency of each country. Many of our foreign subsidiaries incur most of their expenses in the local currency, and therefore, they use the local currency as their functional currency.

We may enter into foreign exchange forward contracts on behalf of our subsidiaries. These forward contracts offset the impact of non-functional currency fluctuations on certain assets and liabilities.

The foreign exchange forward contracts we enter into generally have original maturities less than 40 days. We do not enter into foreign exchange forward contracts for trading purposes. We do not expect gains or losses on these contracts to have a material impact on our financial results. At June 30, 2005, we had no outstanding foreign exchange forward contracts.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of JDS Uniphase Corporation

We have audited the accompanying consolidated balance sheets of JDS Uniphase Corporation as of June 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2005. Our audits also included the financial statement schedule listed in the index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of JDS Uniphase Corporation at June 30, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of JDS Uniphase Corporation’s internal control over financial reporting as of June 30, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 30, 2005, expressed an unqualified opinion on management’s assessment of the effectiveness of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Ernst & Young LLP

San Jose, California

September 30, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of JDS Uniphase Corporation

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”, that JDS Uniphase Corporation (the Company) did not maintain effective internal control over financial reporting as of June 30, 2005, because of the effect of four material weaknesses identified in management’s assessment and described below, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). JDS Uniphase Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

■	A material weakness in the design and operating effectiveness of controls related to documentation and analysis of goodwill impairment under Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets. This material weakness impacts the Company’s ability to report financial information related to goodwill and resulted in a material adjustment to the goodwill impairment expense recorded in the fourth quarter of fiscal 2005.

In addition to the adjustment identified above, various other adjustments were identified and recorded in a number of significant accounts in the fourth quarter of fiscal 2005, for which the Company believes the following entity-level material weaknesses are the underlying root causes:

■	A material weakness in the control environment due to an insufficient number of qualified resources with the required proficiency to apply the Company’s accounting policies in accordance with U.S.

generally accepted accounting principles. This material weakness resulted in adjustments to several significant accounts. The accounts most affected include foreign currency translation, restructuring accruals and investments.

■	A material weakness in information and communication due to insufficient processes and controls in the identification, capture and timely communication of financially significant information between certain parts of the organization and the finance department that precludes finance from accounting for transactions in a complete, appropriate and timely manner. This material weakness resulted in adjustments to several significant accounts. The accounts most affected include inventory and stock-based compensation.

■	A material weakness in control activities associated with complex and non-routine transactions and estimation processes, due to inadequate documentation and review of accounting procedures and analyses. This material weakness resulted in adjustments to several significant accounts. The areas most affected include revenue, investments and the statement of cash flows.

These material weaknesses impact the Company’s ability to report financial information and could affect all of the significant financial statement accounts. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the June 30, 2005 financial statements, and this report does not affect our report dated September 30, 2005 on those financial statements.

In our opinion, management’s assessment that JDS Uniphase Corporation did not maintain effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, JDS Uniphase Corporation has not maintained effective internal control over financial reporting as of June 30, 2005, based on the COSO criteria.

/s/ Ernst & Young LLP

San Jose, California

September 30, 2005

JDS UNIPHASE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Years Ended June 30,
	2005	2004	2003
Net revenue	$712.2	$635.9	$675.9
Cost of sales	586.6	490.1	620.5

Gross profit	125.6	145.8	55.4

Operating expenses:
Research and development	93.7	99.5	153.7
Selling, general and administrative	157.3	144.7	267.3
Amortization of other intangibles	19.8	16.0	19.8
Acquired in-process research and development	1.1	2.6	0.4
Reduction of goodwill	53.7	—	225.7
Reduction of other intangibles and other long-lived assets	16.1	51.8	167.9
Restructuring charges	18.2	11.5	121.3

Total operating expenses	359.9	326.1	956.1

Loss from operations	(234.3)	(180.3)	(900.7)
Interest and other, net	(19.7)	22.7	32.5
Loss on sale of subsidiaries’ net assets	(4.7)	—	(2.2)
Gain on sale of investments	20.0	41.2	4.0
Reduction in fair value of investments	(9.2)	(3.8)	(45.4)
Loss on equity method investments	(6.7)	(8.2)	(8.5)

Loss before income taxes and cumulative effect of an accounting change	(254.6)	(128.4)	(920.3)
Income tax expense (benefit)	6.7	(15.8)	13.5

Loss before cumulative effect of an accounting change	(261.3)	(112.6)	(933.8)
Cumulative effect of an accounting change	—	(2.9)	—

Net loss	$(261.3)	$(115.5)	$(933.8)

Net loss per share—basic and diluted	$(0.18)	$(0.08)	$(0.66)

Shares used in per share calculation—basic and diluted	1,445.4	1,436.7	1,419.7

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share and par value data)

	June 30, 2005	June 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$511.2	$327.5
Short-term investments	793.3	1,221.2
Accounts receivable, less reserves and allowances of $3.8 at June 30, 2005 and $13.5 at June 30, 2004	112.3	112.7
Inventories, net	97.4	125.0
Refundable income taxes	7.7	5.8
Other current assets	66.3	59.5

Total current assets	1,588.2	1,851.7
Property, plant and equipment, net	162.1	195.6
Deferred income taxes	4.0	12.0
Goodwill	190.2	204.8
Other intangibles, net	94.9	81.4
Long-term investments	32.6	42.4
Other assets	8.4	4.3

Total assets	$2,080.4	$2,392.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$75.1	$74.1
Accrued payroll and related expenses	30.5	38.4
Income taxes payable	27.9	33.5
Deferred income taxes	4.3	12.0
Restructuring accrual	23.0	48.4
Warranty accrual	7.3	25.1
Other current liabilities	71.7	80.7

Total current liabilities	239.8	312.2

Long-term debt	466.9	464.7
Other non-current liabilities	44.0	44.2
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred Stock, $0.001 par value: Authorized shares: 1,000,000	—	—
Common Stock, $0.001 par value:
Authorized shares: 6,000,000,000	1.4	1.4
Issued and outstanding shares: 1,448,291,679 at June 30, 2005 and 1,440,404,236 at June 30, 2004
Additional paid-in capital	68,597.4	68,577.9
Deferred compensation	(4.9)	(0.8)
Accumulated deficit	(67,273.3)	(67,012.0)
Accumulated other comprehensive income	9.1	4.6

Total stockholders’ equity	1,329.7	1,571.1

Total liabilities and stockholders’ equity	$2,080.4	$2,392.2

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Years Ended June 30,
	2005	2004	2003
OPERATING ACTIVITIES:
Net loss	$(261.3)	$(115.5)	$(933.8)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	41.5	39.9	59.4
Amortization expense	19.8	16.0	19.8
Amortization of deferred compensation and other stock-based compensation expense	0.7	1.8	50.9
Non-cash tax benefit associated with unrealized gain on marketable securities	—	(7.8)	—
Acquired in-process research and development	1.1	2.6	0.4
Reduction of goodwill and other long-lived assets	69.8	51.8	393.6
Loss on sale of subsidiaries’ assets	4.7	—	2.2
Gain on sale of investments	(20.0)	(37.7)	(4.0)
Currency translation adjustment on substantial liquidation of subsidiaries	16.9	—	—
Reduction in fair value of investments	9.2	3.8	45.4
Loss on equity method investments	6.7	8.2	8.5
Loss on disposal of property and equipment	14.8	2.0	1.9
Non-cash restructuring charges	—	9.4	42.4
Non-cash currency translation adjustment	12.9	—	—
Change in deferred income taxes, net	0.3	—	61.1
Accretion on discount of long-term debt	2.5	0.8	—
Cumulative effect of change in accounting principle	—	2.9	—
Noncash tax expense on sale of short term investment	10.8	—	—
Non-cash charges in short term investment	10.8	9.0	10.5
Changes in operating assets and liabilities:
Accounts receivable	1.8	(12.0)	39.5
Inventories	8.8	(34.2)	21.1
Other current assets	(2.6)	3.6	38.4
Accounts payable	(0.7)	10.2	—
Income taxes payable	(5.6)	27.9	2.1
Accrued payroll and related expenses	(9.4)	(8.8)	—
Other liabilities	(74.4)	(100.1)	(68.9)

Net cash used in operating activities	(140.9)	(126.2)	(209.5)

INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(1,383.9)	(3,963.3)	(2,592.8)
Purchases of other investments	(13.9)	(7.5)	(1.5)
Sales of available-for-sale investments	1,781.6	3,768.0	2,669.1
Sales of other investments	5.5	2.2	—
Acquisitions of businesses, net of cash acquired	(70.3)	(37.1)	(34.4)
Purchases of property, plant and equipment and licenses	(35.8)	(66.4)	(47.2)
Proceeds from sale of net assets	26.7	36.0	28.4
Other investing activities, net	—	—	1.6

Net cash provided by (used in) investing activities	309.9	(268.1)	23.2

FINANCING ACTIVITIES:
Repayment of debt acquired	(0.5)	(0.2)	(0.8)
Proceeds from issuance of debt	—	462.7	—
Proceeds from issuance of common stock other than in a public offering	14.5	18.8	21.4

Net cash provided by financing activities	14.0	481.3	20.6

Effect of exchange rates on cash and cash equivalents	0.7	(1.4)	(4.8)
Increase (decrease) in cash and cash equivalents	183.0	87.0	(165.7)
Cash and cash equivalents at beginning of period	327.5	241.9	412.4

Cash and cash equivalents at end of period	$511.2	$327.5	$241.9

Supplemental disclosure of cash flow information:
Cash paid for interest	$(2.0)	$2.1	$1.2
Cash paid for taxes	5.0	7.0	8.0
Cash received for tax refunds	1.9	43.5	83.1
Non-cash transactions:
Proceeds from sale of subsidiaries net assets	$—	$—	$8.5
Common stock issued in connection with acquisitions	—	—	30.0
Common stock issued in connection with the acquisition of UNL	—	—	111.7

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)

	Preferred Stock		Common Stock		Common Stock to be Issued	Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at June 30, 2002	0.1	$—	1,370.5	$1.4	$111.7	$68,399.0	$(54.2)	$(65,962.7)	$(23.8)	$2,471.4
Net loss	—	—	—	—	—	—	—	(933.8)	—	(933.8)
Change in net unrealized gains on available-for-sale investments	—	—	—	—	—	—	—	—	25.9	25.9
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	8.5	8.5

Comprehensive loss	—	—	—	—	—	—	—	—	—	(899.4)

Shares issued under employee stock plans and related tax benefits	—	—	11.9	—	—	21.1	—	—	—	21.1
Common stock issued in connection with acquisitions, net of issuance costs	(0.1)	—	48.9	—	(111.7)	141.7	—	—	—	30.0
Payments on stockholders’ note receivable	—	—	—	—	—	0.2	—	—	—	0.2
Deferred stock-based compensation related to acquisition	—	—	—	—	—	—	(0.1)	—	—	(0.1)
Amortization of deferred compensation	—	—	—	—	—	—	47.9	—	—	47.9
Reversal of deferred compensation	—	—	—	—	—	(4.7)	4.7	—	—	—

Balance at June 30, 2003	—	—	1,431.3	1.4	—	68,557.3	(1.7)	(66,896.5)	10.6	1,671.1
Net loss	—	—	—	—	—	—	—	(115.5)	—	(115.5)
Change in net unrealized gains on available-for-sale investments	—	—	—	—	—	—	—	—	(8.3)	(8.3)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	2.3	2.3

Comprehensive loss	—	—	—	—	—	—	—	—	—	(121.5)

Shares issued under employee stock plans and related tax benefits	—	—	8.9	—	—	19.7	—	—	—	19.7
Restricted stock compensation	—	—	0.2	—	—	0.9	(0.7)	—	—	0.2
Amortization of deferred compensation	—	—	—	—	—	—	1.6	—	—	1.6

Balance at June 30, 2004	—	—	1,440.4	1.4	—	68,577.9	(0.8)	(67,012.0)	4.6	1,571.1
Net loss	—	—	—	—	—	—	—	(261.3)	—	(261.3)
Change in net unrealized gains on available-for-sale investments	—	—	—	—	—	—	—	—	(30.8)	(30.8)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	35.3	35.3

Comprehensive loss	—	—	—	—	—	—	—	—	—	(256.8)

Shares issued under employee stock plans and related tax benefits	—	—	7.8	—	—	14.5	—	—	—	14.5
Restricted stock compensation	—	—	0.1	—	—	4.7	(4.7)	—	—	—
Assumption of option plan from Photonic Power acquisition	—	—	—	—	—	0.3	—	—	—	0.3
Deferred stock-based compensation for Photonic Power acquisition	—	—	—	—	—	—	(0.1)	—	—	(0.1)
Amortization of deferred compensation	—	—	—	—	—	—	0.7	—	—	0.7

Balance at June 30, 2005	—	$—	1,448.3	$1.4	$—	$68,597.4	$(4.9)	$(67,273.3)	$9.1	$1,329.7

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Summary of Significant Accounting Policies

Description of Business:

JDS Uniphase Corporation (the “Company”) is a worldwide leader in optical technology. The Company designs and manufactures products for fiber optic communications, as well as for markets where its core optics technologies provide innovative solutions for industrial, commercial and consumer applications. The Company’s fiber optic components and modules are deployed by system manufacturers for the telecommunications, data communications, cable television and entertainment industries. The Company also offers products for display, semiconductor processing, security, medical/environmental instrumentation, decorative, and aerospace and defense applications.

Fiscal Years:

The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to June 30th.

The Company’s fiscal 2005 ended on July 2, 2005 and was a 52 week year, whereas fiscal 2004 and 2003 ended on July 3, 2004 and June 28, 2003, respectively and were 53 and 52 week years, respectively. For comparative presentation purposes, all accompanying consolidated financial statements and notes thereto have been shown as ending on June 30th.

Principles of Consolidation:

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated.

Reclassifications:

Certain immaterial amounts in prior period’s financial statements have been reclassified to conform to the current year presentation.

Use of Estimates:

The preparation of the Company’s consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of net revenue and expenses during the period. The Company bases estimates on historical experience and on various assumptions about the future that are believed to be reasonable based on available information. The Company’s reported financial position or results of operations may be materially different under different conditions or when using different estimates and assumptions, particularly with respect to significant accounting policies, which are discussed below. In the event that estimates or assumption prove to differ from actual results, adjustments are made in subsequent periods to reflect more current information.

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Investments:

The Company accounts for investments in joint ventures, limited liability partnerships and other investments in 50% or less owned companies over which it has the ability to exercise significant influence using the equity method of accounting. The Company accounts for the increase or decrease of its proportionate share of net book value in equity basis investments from the investees’ issuance of stock at a price above or below the net book value per share as a change to the investees’ additional paid-in capital. Due to the limited availability of timely data, the Company generally records the adjustments to its equity basis investments in the subsequent quarter. The Company accounts for similar investments which do not permit us to exert significant influence or control over the entity in which we are investing by using the cost method of accounting. The recorded amounts generally represent our cost of the investment less any adjustments we make when we determine that an investment’s carrying value is other-than-temporarily impaired.

The Company periodically reviews these investments for impairment. In the event the carrying value of an investment exceeds its fair value and the decline in fair value is determined to be other-than-temporary, the Company writes down the value of the investment to its fair value. The Company generally believes when the fair value of an investment is below the carrying value for six consecutive months, such decline is other-than-temporary.

Fair Value of Financial Instruments:

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and other accrued liabilities, approximate fair value because of their short maturities. Fair value for investments in public companies is determined using quoted market prices for those securities. Fair value for investments in privately held companies is estimated based upon one or more of the following: Assessment of the investees’ historical and forecasted financial condition; operating results and cash flows; the values of recent rounds of financing; or quoted market prices of comparable public companies.

Accounts receivable:

The Company recognizes allowances for doubtful accounts to ensure accounts receivable are not overstated due to the inability or unwillingness of its customers to make required payments. The allowance is based on the age of receivable and the specific identification of receivables the Company consider at risk. The Company classifies allowances for doubtful accounts expenses as selling, general and administrative expenses.

Inventories:

Inventory is valued at standard cost, which approximates actual cost computed on a first-in, first out basis, not in excess of net realizable market value. We assess the valuation on a quarterly basis and write down the value for estimated excess and obsolete inventory based upon estimates of future demand, including warranty requirements.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Circumstances that could trigger an impairment test include, but are not limited to: a significant adverse change in the business climate or legal factors; an adverse action or assessment by a regulator; unanticipated competition; loss of key personnel; the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed; results of testing for recoverability of a significant asset group within a reporting unit; or recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit.

If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recorded in the Statement of Operations as “Reduction of goodwill”. Measurement of the fair value of a reporting unit is based on one or more of the following fair value measures including: amounts at which the unit as a whole could be bought or sold in a current transaction between willing parties; using present value techniques of estimated future cash flows; or using valuation techniques based on multiples of earnings or revenue, or a similar performance measure.

Other Intangible Assets:

Other intangible assets consist primarily of intellectual property acquired and purchased intangible assets. Purchased intangible assets primarily include existing and core technology, trademarks and trade names, and customer base. Other intangible assets are amortized using the straight-line method over estimated useful lives ranging from 1 to 15 years.

Impairment or disposal of long-lived assets (plant and equipment and other intangible assets):

Long-lived assets held and used:

The Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; or current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life (see “Note 13. Reduction of Other Long-Lived Assets”).

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized in the Statement of Operations as “Reduction of other intangibles and other long-lived assets” when the carrying amount is not recoverable and exceeds fair value.

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

Post-employment Benefits:

Post-employment benefits accrued for workforce reductions related to restructuring activities initiated after December 31, 2002 are accounted for under Statement of Financial Accounting Standards No. 112, “Employer’s Accounting for Post-employment Benefits” (“SFAS 112”). A liability for post-employment benefits is recorded when payment is probable, the amount is reasonably estimable, and the obligation relates to rights that have vested or accumulated.

Concentration of Credit and Other Risks and Allowance for Doubtful Accounts:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments and trade receivables. The Company’s cash equivalents and short-term investments are held in safekeeping by large, creditworthy financial institutions. The Company invests its excess cash primarily in U.S. government and agency bonds, corporate obligations, money market funds, and asset-backed securities. The Company has established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity.

The Company performs credit evaluations of its customers’ financial condition and generally does not require collateral from its customers. These evaluations require significant judgment and are based on a variety of factors including, but not limited to, current economic trends, historical payment, bad debt write-off experience, and financial review of the customer.

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company is not able to predict changes in the financial stability of its customers. Any material change in the financial status of any one or a group of customers could have a material adverse effect on the Company’s results of operations and financial condition. Although such losses have been within management’s expectations to date, there can be no assurance that such allowances will continue to be adequate. At June 30, 2005 and 2004, SICPA accounted for 10% and 12% of the Company’s gross accounts receivable, respectively.

The Company depends on a limited number of contract manufacturers, subcontractors, and suppliers for raw materials, packages and standard components. The Company generally purchases these single or limited source products through standard purchase orders or one-year supply agreements and has no long-term guaranteed supply agreements with such vendors. While the Company seeks to maintain a sufficient safety stock of such products and maintains ongoing communications with its suppliers to guard against interruptions or cessation of supply, the Company’s business and results of operations could be adversely affected by a stoppage or delay of supply, substitution of more expensive or less reliable products, receipt of defective parts or contaminated materials, increases in the price of such supplies, or the Company’s inability to obtain reduced pricing from its suppliers in response to competitive pressures.

The Company generally uses a rolling twelve or fifteen month forecast based on anticipated product orders, customer forecasts, product order history and backlog to determine its material requirements. Lead times for the parts and components that the Company orders vary significantly and depend on factors such as the specific supplier, contract terms and demand for a component at a given time. If the forecast does not meet actual demand, the Company may have excess or shortfalls of some materials and components, as well as excess inventory purchase commitments. The Company could experience reduced or delayed product shipments or incur additional inventory write-downs and cancellation charges or penalties, which would increase costs and could have a material adverse impact on the Company’s results of operations.

Foreign Currency Translation and Exchange Contracts:

The Company recognizes any derivatives on the balance sheet at fair value. Derivatives that are not designated for hedge accounting are adjusted to fair value through income. If the derivative is accounted for as a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through the Statement of Operations, or recognized in other comprehensive income until the hedged item is recognized in earnings. The change in a derivative’s fair value related to the ineffective portion of a hedge, if any, will be immediately recognized in the Statement of Operations.

The Company’s objective for holding derivatives is to minimize the material risks associated with non-functional currency transactions. The Company does not use derivatives for trading purposes.

The Company conducts its business and sells its products directly to customers primarily in North America, Europe and Asia. In the normal course of business, the Company’s financial position is routinely subject to market risks associated with foreign currency rate fluctuations due to balance sheet positions in foreign currencies. The Company evaluates foreign exchange risks and may employ foreign currency forward contracts to reduce such risks. The foreign currency forward contracts generally expire within 40 days. The change in fair value of these foreign currency forward contracts is recorded as income or loss in the Company’s Consolidated Statements of Operations as a component of interest and other, (net). At June 30, 2005, the Company had no outstanding foreign currency forward contracts.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition:

The Company recognizes revenue when persuasive evidence of a final agreement exists, delivery has occurred, the selling price is fixed or determinable and payment from the customer is reasonably assured. Revenue recognition on the shipment of evaluation units generally is deferred until customer acceptance. Revenue from sales to distributors with rights of return, price protection or stock rotation is not recognized until the products are sold through to end customers. Generally, revenue associated with contract cancellation payments from customers is not recognized until the Company receives payment for such charges. The Company records provisions against its gross revenue for estimated product returns and allowances in the period when the related revenue is recorded.

Warranty:

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

Shipping and Handling Costs:

The Company records costs related to shipping and handling of revenue in cost of sales for all periods presented.

Advertising Expense:

The Company expenses advertising costs as incurred. Advertising costs totalled $0.2 million, $0.8 million, and $1.0 million in fiscal 2005, 2004, and 2003, respectively.

Stock-Based Compensation:

In December of 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123, “Share-Based Payment (Revised 2004)” (“SFAS 123(R)”). SFAS 123(R) requires the Company to measure all employee stock-based compensation awards using a fair value based method and record such expense in its consolidated financial statements if the requisite service to earn the award is provided. Until the Company adopts SFAS 123(R) in the first quarter of fiscal 2006, it will continue to account for the stock compensation in accordance with Accounting Principles Board’s Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) which is allowed per the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

In accordance with Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FAS 123” (“SFAS 148”), the Company elected to continue to account for its employee stock compensation under the intrinsic value method of accounting prescribed by APB 25 and to disclose the pro forma effects of its employee stock compensation on its operating results and per share calculation. Under APB 25, when the exercise price of the Company’s employee stock compensation equals the market price of the underlying stock on the date of grant, generally, no compensation expense is recognized. SFAS 148 requires the Company to provide more detailed disclosures in both the annual

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and the interim financial statements regarding the fair value based method of accounting for stock-based employee compensation and the effect of the method used in the reported results. SFAS 148 also requires the Company to disclose pro forma information regarding option grants made to its employees based on specified valuation techniques that produce estimated compensation charges.

The pro forma information is as follows (in millions, except per share amounts):

	Years Ended June 30,
	2005	2004	2003
Reported net loss	$(261.3)	$(115.5)	$(933.8)
Add: Stock-based compensation expense included in reported net loss, net of tax	0.7	1.8	50.9
Less: Pro forma stock-based compensation expense determined under the fair value based method, net of tax	(168.3)	(300.0)	(685.2)

Pro forma net loss	$(428.9)	$(413.7)	$(1,568.1)

Reported net loss per share—basic and diluted	$(0.18)	$(0.08)	$(0.66)

Pro forma net loss per share—basic and diluted	$(0.30)	$(0.29)	$(1.10)

Shares used in per share calculation—basic and diluted	1,445.4	1,436.7	1,419.7

Please refer to “Note 10. Stockholders’ Equity” for additional information on the assumptions used in the option pricing model.

Comprehensive Income (Loss):

The Company’s accumulated other comprehensive income (loss) consists of the accumulated net unrealized gains or losses on available-for-sale investments and foreign currency translation adjustments. At June 30, 2005 and 2004, the Company had a balance of net unrealized gains (loss) of $(9.8) million and $21.0 million, respectively, on available-for-sale investments. Additionally, at June 30, 2005 and 2004, the Company had $18.9 million and $(16.4) million, respectively, of foreign currency translation gain (loss).

The components of comprehensive loss were as follows (in millions):

	Years Ended June 30,
	2005	2004	2003
Net loss	$(261.3)	$(115.5)	$(933.8)
Other comprehensive income:
Net change in cumulative translation adjustment	35.3	2.3	8.5
Net change in unrealized gains (losses) on investments, net of taxes of $10.8, $7.8 and $6.9 in fiscal 2005, 2004 and 2003, respectively	(30.8)	(8.3)	25.9

Net change in other comprehensive income/(loss)	4.5	(6.0)	34.4

Comprehensive loss	$(256.8)	$(121.5)	$(899.4)

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At June 30, 2005 and 2004, balances for unrealized gains (losses) on investments and foreign currency translation were as follows (in millions):

	June 30,
	2005	2004
Unrealized (losses) gains on investments	$(9.8)	$21.0
Foreign currency translation	18.9	(16.4)

Accumulated other comprehensive income (loss)	$9.1	$4.6

The change between fiscal 2005 and 2004 for unrealized gains (losses) on investments were mainly related to the sale of Nortel investment. See “Note 4. Investments” for more details.

The Change between fiscal 2005 and 2004 for foreign currency translation was mainly related to higher exchange losses arising from the following activities: settlement of intercompany balance between Corporate and its Canadian subsidiary for $12.9 million, settlement of a foreign lease liability for $2.7 million, and the recognition of currency translation adjustments related to substantially liquidated subsidiaries in the United Kingdom, Germany, the Netherlands, and Taiwan of $16.9 million.

Cumulative Effect of an Accounting Change:

During the first quarter of fiscal 2004, the Company adopted FASB Interpretation No. 46 “Consolidation of Variable Interest Entities an Interpretation of ARB No. 51 (revised December 2003)” (“FIN 46R”) with respect to a synthetic lease agreement pertaining to two separate properties. The arrangement was a variable interest entity as defined under FIN 46R and the Company was the primary beneficiary.

As a result, the Company recognized a non-cash accounting change adjustment of $2.9 million, reflecting cumulative depreciation on the two properties from the inception of the lease until the assets were purchased by the Company in September 2003, as a cumulative effect of an accounting change in the accompanying Consolidated Statements of Operations.

Net Loss Per Share:

Since the Company incurred net losses in fiscal 2005, 2004, and 2003, the effect of dilutive securities totalling 4.0 million, 8.5 million, and 4.3 million equivalent shares, respectively, has been excluded from the diluted net loss per share computations as their effect was deemed anti-dilutive. The Company also has excluded from the calculation of diluted net loss per share approximately 96.2 million shares related to its convertible debt in accordance with EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” (“EITF 04-8”). For additional information see Note 7. “Convertible Debt and Letters of Credit”.

The following table sets forth the computation of basic and diluted net loss per share (in millions, except per share data):

	Years Ended June 30,
	2005	2004	2003
Numerator:
Net loss	$(261.3)	$(115.5)	$(933.8)

Denominator:
Weighted-average number of common shares outstanding	1,445.4	1,436.7	1,419.7

Net loss per share—basic and diluted	$(0.18)	$(0.08)	$(0.66)

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the fiscal years ended 2005, 2004, and 2003, the weighted average effect of approximately 7.8 million, 8.9 million, and 11.9 million common shares issued from options exercised and employee stock purchase plans, respectively, were added to the weighted average number of common shares outstanding used in the net loss per share calculation.

Note 2. Recent Accounting Pronouncements

SFAS No. 154

In June 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”). The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. Opinion 20 previously required that such a change be reported as a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe this pronouncement will have a material impact in its financial results.

EITF No. 05-6

In June 2005, the Emerging Issues Task Force (“EITF”) issued No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-6”). The pronouncement requires that leasehold improvements acquired in a business combination or purchase subsequent to the inception of the lease should be amortized over the lesser of the useful life of the asset or the lease term that includes reasonably assured lease renewals as determined on the date of the acquisition of the leasehold improvement. This pronouncement should be applied prospectively and the Company will adopt it during the first quarter of fiscal 2006. The Company does not have unamortized leasehold improvements from acquisitions or business combinations and therefore, does not believe this pronouncement will have an impact in its financial results.

SFAS No. 123(R) and SAB 107

In December of 2004, the FASB issued Statement of Financial Accounting Standard No. 123, “Share-Based Payment (Revised 2004)” (“SFAS 123(R)”). SFAS 123(R) requires the Company to measure all employee share-based compensation awards using a fair value based method, estimate award forfeitures, and record such expense in the Company’s consolidated statements of operations if the requisite service to earn the award is provided. In addition, the adoption of SFAS 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS 123(R) is effective beginning in the Company’s first quarter of fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to the adoption of SFAS 123(R).

The Company plans to use the modified prospective transition method and Black-Scholes-Merton (“BSM”) model to adopt this new standard and expects the adoption will have a material impact on the consolidated results of operations. The Company anticipates that upon adoption of SFAS 123(R), it will recognize share-based compensation cost on a straight-line basis over the requisite service period of the award. For the historical impact of share-based compensation expense, see “Note 1. Description of Business and Summary of Significant

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting Policies.” Uncertainties, including our future share-based compensation strategy, stock price volatility, estimated forfeitures and employee stock option exercise behavior, make it difficult to determine whether the share-based compensation expense that we will incur in future periods will be similar to the SFAS 123 pro forma expense disclosed in Note 1 of the Consolidated Financial Statements. In addition, the amount of stock-based compensation expense to be incurred in future periods will be reduced by our acceleration of certain unvested and “out-of-the-money” stock options in fiscal 2005 as disclosed in “Note 11. Employee Benefit Plans” of the Consolidated Financial Statements.

SFAS No. 153

In December of 2004, the FASB issued Statement of Financial Accounting Standard No. 153, “Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 addresses the measurement of exchanges of non-monetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS 153 is effective for non-monetary asset exchanges beginning in our first quarter of fiscal 2006. The Company does not believe adoption of SFAS 153 will have a material effect on our consolidated financial position or results of operations.

FSP No. FAS 109-2

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP FAS 109-2”). The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. The Company currently has no plans to avail itself of these provisions.

SFAS No. 151

In November 2004, the FASB issued Statement of Financial Accounting Standard No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 clarifies treatment of abnormal amounts of idle facility expense, freight, handling costs and spoilage, specifying that such costs should be expensed as incurred and not included in overhead. The new statement also requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Companies must apply the standard prospectively. The Company does not believe that the impact of this new standard will have a material effect on our financial statements or results of operations.

Note 3. Balance Sheet Details

Inventories, Net:

Inventories, net, are stated at the lower of cost or market, and include material, labor and manufacturing overhead costs. The components of inventories were as follows (in millions):

	June 30,
	2005	2004
Finished goods	$17.6	$23.3
Work in process	38.7	41.6
Raw materials and purchased parts	41.1	60.1

Total inventories, net	$97.4	$125.0

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal 2005, 2004, and 2003, the Company recorded write-downs of inventories of $30.2 million, $29.8 million, and $60.1 million, respectively, and losses on purchase commitments of $0.9 million, none, and $7.4 million, respectively.

The Company also consumed previously reserved inventories of $41.4 million, $44.1 million, and $67.4 million during fiscal 2005, 2004, and 2003, respectively.

The inventory write-downs were predominantly the result of changes in forecasted customer demand and technological changes in our products. The majority of the inventory written down consisted of raw material, and to a lesser extent finished goods. The major elements of the written down raw material consists of components and items that had not entered into production. The finished goods inventory includes the cost of raw material inputs, labor and overhead.

The Company operates in markets with relatively few customers and has historically experienced variability in product demand driven by the buying behaviour of these customers. In addition, the Company’s products utilize long-lead time parts which are available from a limited set of vendors. The combined effects of a limited customer base, variability of demand among the customer base and significant long-lead time or single sourced materials has historically contributed to significant inventory write-downs. The Company routinely reviews inventory for usage potential, including fulfillment of customer warranty obligations and spare part requirements. The Company writes down to zero the value of excess and obsolete inventory that is not expected to be consumed through operations generally within 12 months. Excess is written down to zero value in large part due to our history of changes in customer demand and inherent product obsolescence concerns.

The Company has an active scrap program and typically disposes of inventory that has been written down through the use of scrap dealers or physical disposal/destruction. During fiscal 2005, 2004, and 2003, the Company scrapped $92.5 million, $50.3 million, and $158.6 million of fully reserved inventory, respectively.

For any written down inventory items retained, the Company evaluates the future realizable value of inventories and impact on gross margins, taking into consideration product life cycles, technological and product changes, demand visibility and other market conditions. The Company believes its current process for establishing inventory reserves appropriately balances the risk in the market place with a fair representation of the realizable value of the Company’s inventory.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property, Plant and Equipment, Net:

The components of property, plant and equipment, net were as follows (in millions):

	June 30,
	2005	2004
Land	$16.2	$20.4
Buildings and improvements	20.8	27.4
Machinery and equipment	214.2	213.8
Furniture, fixtures, software and office equipment	60.0	71.5
Leasehold improvements	39.4	46.3
Construction in progress	18.7	19.6

	369.3	399.0
Less: accumulated depreciation	(207.2)	(203.4)

Property, plant and equipment, net	$162.1	$195.6

During fiscal 2005, 2004, and 2003, the Company recorded $0.7 million, $16.4 million, and $79.1 million, respectively, of reductions in the carrying value of property, plant and equipment as a result of impairment analyses performed in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) (see “Note 13. Reduction of Other Long-Lived Assets”), excluding asset write-downs associated with the Global Realignment Program.

Other Current Liabilities:

The components of other current liabilities were as follows (in millions):

	June 30,
	2005	2004
Deferred revenue	$5.5	$10.2
Deferred compensation plan	7.9	7.2
Accrued expenses	53.6	56.5
Other	4.7	6.8

Total other current liabilities	$71.7	$80.7

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4. Investments

Available-For-Sale Investments:

The Company’s investments in debt securities and marketable equity securities were primarily classified as available-for-sale investments.

At June 30, 2005, the Company’s available-for-sale investments were as follows (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt investments:
U.S. Treasuries & agencies	$594.6	$—	$(5.0)	$589.6
Municipal bonds & sovereign debt instruments	29.1	—	(0.1)	29.0
Auction instruments	—	—	—	—
Asset-backed securities	70.9	—	(0.5)	70.4
Corporate bonds	329.9	0.1	(2.2)	327.8

Total debt investments	1,024.5	0.1	(7.8)	1,016.8
Money market instruments and funds	229.1	—	—	229.1
Marketable equity investments	9.2	4.2	—	13.4

Total available-for-sale investments	$1,262.8	$4.3	$(7.8)	$1,259.3

The Company considers the impairments to its available-for-sale debt investments to not be other-than-temporary because the declines in fair value of the securities have been caused by a rise in market interest rates. All debt securities held are investment grade with issuer credit ratings of A-1/P-1, A/A2 or better, and the Company believes they will recover in value while they are held to maturity. Of the total estimated fair value, $473.9 million was classified as cash equivalents and $785.4 million was classified as short-term investments.

An additional $7.9 million of short-term investments representing assets of a deferred compensation plan are classified as trading securities.

At June 30, 2005, the Company’s short-term investments classified as trading assets were as follows (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt investments:	$0.5	$—	$—	$0.5
Money market instruments and funds	1.0	—	—	1.0
Marketable equity investments	5.3	1.1	—	6.4

Total trading assets classified as short-term investments	$6.8	$1.1	$—	$7.9

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At June 30, 2004, the Company’s available-for-sale investments were as follows (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt investments:
U.S. Treasuries & agencies	$738.0	$0.1	$(4.3)	$733.8
Municipal bonds & sovereign debt instruments	50.9	—	(0.3)	50.6
Auction instruments	64.5	—	—	64.5
Asset-backed securities	38.9	—	(0.2)	38.7
Corporate bonds	431.8	0.2	(2.0)	430.0

Total debt investments	1,324.1	0.3	(6.8)	1,317.6
Money market instruments and funds	78.8	—	—	78.8
Marketable equity investments	26.4	45.0	(0.5)	70.9

Total available-for-sale investments	$1,429.3	$45.3	$(7.3)	1,467.3

Of the total estimated fair value, $253.3 million was classified as cash equivalents and $1,214.0 million was classified as short-term investments in the Company’s Consolidated Balance Sheet.

At June 30, 2004, the Company’s short-term investments classified as trading assets were as follows (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt investments:	$0.2	$—	$—	$0.2
Money market instruments and funds	0.6	—	—	0.6
Marketable equity investments	5.7	0.7	—	6.4

Total trading assets classified as short-term investments	$6.5	$0.7	$—	$7.2

At June 30, 2005, contractual maturities of the Company’s debt investments were as follows (in millions):

	Amortized Cost	Estimated Fair Value
Amounts maturing in less than 1 year	$647.6	$644.8
Amounts maturing in 1 - 3 years	377.4	372.5

Total debt investments	$1,025.0	$1,017.3

The Company’s marketable equity investments consisted primarily of shares of Nortel common stock. During fiscal 2001, the Company completed the sale of its Zurich, Switzerland subsidiary to Nortel for 65.7 million shares of Nortel common stock. The Company sold 10.8 million shares in fiscal 2005 for proceeds of $28.4 million resulting in a realized gain of $12.8 million. During fiscal 2004, the Company sold 10.3 million shares of Nortel common stock for total proceeds of $53.7 million resulting in a realized gain of $38.8 million. No shares were sold during fiscal 2003. As of June 30, 2005, the Company held 3.6 million shares of Nortel common stock with a fair value of $9.5 million. As of June 30, 2004, the Company held 14.4 million shares of Nortel common stock with a fair value of $65.6 million.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-Term Investments:

The components of the Company’s long-term investment were as follows (in millions):

	June 30,
	2005	2004
Non-marketable cost method investments	$14.3	$16.5
Non-marketable equity method investments	14.9	16.1
Marketable securities	3.4	9.8

Total long-term investments	$32.6	$42.4

The Company’s long-term investments described as marketable securities consists of a restricted cash investment held as security for the Company’s workers compensation liabilities.

Reductions in Fair Value of Investments:

The Company regularly evaluates the carrying value of its investments. When the carrying value of an investment exceeds the fair value and the decline in fair value is deemed to be other-than-temporary, the Company writes down the value of the investment to its fair value. The Company has the intent and ability to hold investments to maturity when a decline in fair value is deemed not to be other-than-temporary. During fiscal 2005, 2004, and 2003, the Company recorded $9.2 million, $3.8 million, and $45.4 million, respectively, of other-than-temporary reductions in fair value of the Company’s available-for-sale and non-marketable equity investments.

Details of the other-than-temporary reductions were as follows (in millions):

	Years Ended June 30,
	2005	2004	2003
Available-for-sale investments:	$0.8	$0.4	$—
Non-marketable equity investments
Adept Technology (“Adept”)	—	—	25.0
Other	8.4	3.4	20.4

Total reductions in fair value of investments	$9.2	$3.8	$45.4

During fiscal 2002, the Company entered into an automation development alliance agreement with Adept Technology (“Adept”). In connection with this alliance, the Company invested $25.0 million in Adept’s convertible preferred stock. During fiscal 2003, the Company determined that the decline in fair value of its Adept investment was other-than-temporary and wrote the investment down to zero. In fiscal 2005, the Company sold its interest in Adept for total proceeds of $3.9 million and realized a gain of $3.9 million.

As of June 30, 2005, the Company held 25% of the outstanding shares of ADVA Optical Networking (“ADVA”), a publicly traded German company that develops and manufactures fiber optic components and products. The Company treats the ADVA investment under the equity method of accounting and recorded its pro rata share of ADVA’s net income. During the second quarter of fiscal 2002, the Company wrote off its entire investment in ADVA as its pro rata share of ADVA’s net loss exceeded the carrying amount. The Company also discontinued applying the equity method accounting as the Company had no commitment to provide additional funding to ADVA. As of June 30, 2005, the Company’s pro rata share of ADVA’s accumulated net income

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exceeded its pro rata share of ADVA’s net loss during the period the equity method was suspended by $0.3 million, and therefore the equity method was re-instated and the investment’s carrying value was recorded in that amount.

Should the fair value of the Company’s investments decline in future periods, the Company may be required to record additional charges if the impairment is determined to be other-than-temporary.

Note 5. Goodwill

The following table presents the changes in goodwill allocated to the reportable segments (in millions):

	Communications Products Group	Commercial and Consumer Products Group (1)	Total
Balance as of June 30, 2002	$291.8	$40.4	$332.2
Assembled workforce reclassified as goodwill	8.6	2.2	10.8
Acquisitions (see Note 17):
OptronX’s transceiver/transponder unit	5.1	—	5.1
Datacom	(2.7)	—	(2.7)
L A Label	—	7.1	7.1
TriQuint’s pump laser business	4.6	—	4.6
SFAS No. 142 impairment charges (see Note 12)	(225.7)	—	(225.7)
Tax adjustment related to SDL and Fitel acquisitions (see Note 17)	5.5	—	5.5
Purchase price adjustment related to the achievement of milestones	—	29.3	29.3

Balance as of June 30, 2003	$87.2	$79.0	$166.2
Acquisitions (see Note 17):
TriQuint	0.1	—	0.1
Ditech	0.9	—	0.9
E2O	36.2	—	36.2
Tax adjustment related to OCLI acquisition (see Note 15)	—	0.3	0.3
Tax adjustment related to Fitel acquisition (see Note 15)	1.1	—	1.1

Balance as of June 30, 2004	$125.5	$79.3	$204.8
Acquisitions (see Note 17):
ADO	—	6.7	6.7
Lightwave	—	23.2	23.2
Photonic	—	6.7	6.7
SFAS No. 142 impairment charges (see Note 12)	—	(53.7)	(53.7)
Purchase price adjustment related to the achievement of milestones (see Note 17)	0.4	—	0.4
Other purchase price adjustment (see Note 17)	2.6	(0.5)	2.1

Balance as of June 30, 2005	$128.5	$61.7	$190.2

(1)	The Commercial and Consumer Products Group (“CCPG”) was formerly named the Thin Film Products Group.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Purchase price adjustment related to the achievement of milestones:

On July 16, 2003, the Company completed the acquisition of a portion of the optical communications business of Ditech Communications (“Ditech”) for $1.6 million, of which $1.4 million was paid at closing. The remaining balance of $0.2 million is expected to be paid during fiscal 2006. The Company believes that the acquisition adds to its abilities to integrate optics, electronics and software in subsystems for optical equipment manufacturers. In addition to the $1.6 million purchase price, JDSU is obligated to pay contingent cash consideration of up to $4.9 million, of which $0.9 million is based on the level of inventory purchased from Ditech and sold by the Company during fiscal 2004, and $4.0 million is based on revenues generated by the acquired business through fiscal 2005. Upon timely notice by JDSU, Ditech is required to repurchase specified inventories not used during fiscal 2004. During fiscal 2005, JDSU notified Ditech of its intention to return these inventories. The net amount receivable by JDSU was approximately $0.6 million at June 30, 2005. For fiscal 2005 and 2004, the Company accrued contingent consideration based on revenues of approximately $0.4 million and $0.9 million, respectively. Approximately $0.8 million and $0.4 million were recorded as other current liabilities on the Company’s balance sheets at June 30, 2005 and June 30, 2004, respectively. Contingent payments based on revenue have been accounted for as goodwill. The Company expects final settlement of the remaining balances with Ditech during fiscal 2006.

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

During fiscal 2003 and 2002, the Company issued payments of $2.3 million and $9.1 million, respectively, in connection with final milestones achieved by Nanolase, a company acquired in fiscal 2001. The Company recorded both payments as goodwill. Also during fiscal 2003, JDSU recorded total adjustments of $2.7 million to goodwill as a result of final valuation to Datacom inventories acquired from IBM in fiscal 2002.

Note 6. Other Intangibles

The following tables present details of the Company’s other intangibles (in millions):

As of June 30, 2005:	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$141.9	$(66.3)	$75.6
Other	46.8	(27.5)	19.3

Total intangibles	$188.7	$(93.8)	$94.9

As of June 30, 2004:	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$114.0	$(52.9)	$61.1
Other	41.3	(21.0)	20.3

Total intangibles	$155.3	$(73.9)	$81.4

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal 2005, 2004, and 2003, the Company recorded $19.8 million, $16.0 million, and $19.8 million, respectively, of amortization of other intangibles. During fiscal 2005, 2004, and 2003, the Company recorded $4.5 million, zero, and $68.6 million, respectively, of reductions in the carrying value of other intangibles as a result of impairment analyses performed in accordance with SFAS 144 (see “Note 13. Reduction of Other Long-Lived Assets”).

Based on the carrying amount of other intangibles as of June 30, 2005, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Years Ended June 30,
2006	$19.8
2007	16.6
2008	11.8
2009	9.4
2010	7.7
Thereafter	29.6

Total amortization	$94.9

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

The Company filed a registration statement with the Securities and Exchange Commission (“SEC”) on November 14, 2003 and amended the registration statement on December 12, 2003, with respect to the resale of the Notes and the common stock issuable upon the conversion of the Notes. The registration statement was declared effective by the SEC on December 12, 2003. The costs incurred in connection with the convertible notes are being amortized to interest expense over 5 years.

As of June 30, 2005, the Company had six standby letter of credit facilities totalling $4.1 million.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8. Commitments and Contingencies

Operating Leases:

The Company leases other facilities under operating lease agreements that expire at various dates through fiscal 2041. As of June 30, 2005, future annual minimum lease payments under non-cancellable operating leases were as follows (in millions):

Years Ended June 30,
2006	$32.2
2007	27.5
2008	19.4
2009	14.4
2010	10.9
Thereafter	17.9

Total minimum operating lease payments	$122.3

Included in the future minimum lease payments table above are $39.4 million related to lease commitments in connection with the Company’s Global Realignment Program and other restructuring activities (see “Note 14. Restructuring and Global Realignment”).

The aggregate future minimum rentals to be received under non-cancellable subleases totalled $20.9 million as of June 30, 2005. Rental expense relating to building and equipments was $17.1 million, $15.8 million, and $31.6 million in fiscal 2005, 2004, and 2003, respectively.

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

Capital Leases:

As of June 30, 2005, the Company had one building lease in Beijing, China that was classified as a capital lease in accordance with Statement of Financial Accounting Standard No. 13, “Accounting for Leases” (“SFAS 13”). As of June 30, 2005, the gross carrying amount of the building was $6.8 million and total accumulated amortization expense was $2.9 million. Amortization expense related to the building was included as part of the Company’s total depreciation expense. The building lease bears an interest rate of 4.6%.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the future minimum lease payments under the capital leases together with the present value of the minimum lease payments as of June 30, 2005:

Years Ended June 30,
2006	$0.8
2007	0.8
2008	0.9
2009	0.9
2010	0.9
Thereafter	0.6

Total minimum capital lease payments	4.9
Less: amount representing interest	(0.6)

Present value of minimum capital lease payments	$4.3

Tax Matters:

During fiscal 2005, the Company has been subject to a Dutch wage tax audit for calendar year 1999 and a Texas franchise tax audit related to allocated taxable surplus capital for Texas report years 2001, 2002, and 2003. While the Company believes that it is reasonably possible that one or both of these audits may result in additional tax assessments, the Company is currently unable to estimate a range of potential assessment amounts for either audit. The Company believes based on currently available information that the ultimate outcome of these audits will not have a material adverse effect on the Company’s financial position, cash flows or overall trends in results of operations.

Note 9. Legal Proceedings

Pending Litigation

The Securities Class Actions:

Litigation under the federal securities laws has been pending against the Company and certain former and current officers and directors since March 27, 2002. The complaint in re JDS Uniphase Corporation Securities Litigation, C-02-1486 (N.D. Cal.), purports to be brought on behalf of a class consisting of those who acquired the Company’s securities from October 28, 1999, through July 26, 2001, as well as on behalf of subclasses consisting of those who acquired the Company’s common stock pursuant to its acquisitions of OCLI, E-TEK, and SDL. The complaint seeks unspecified damages and alleges various violations of the federal securities laws, specifically Sections 10(b), 14(a), 20(a), and 20A of the Securities Exchange Act of 1934 and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933. On July 15, 2005, the Court denied Lead Plaintiff’s motion to strike parts of JDSU’s answer to the complaint and also denied JDSU’s motion for partial judgment on the pleadings. The Court also held a case management conference on July 15, 2005. At that conference, the Court ordered the parties to mediate, but declined to set a discovery cut-off or trial date.

On July 22, 2005, the Oklahoma Firefighters Pension and Retirement System moved to intervene, seeking to represent the purported subclass of plaintiffs who exchanged shares of OCLI stock for shares of JDSU stock in connection with the merger. No hearing on that motion has been set. On August 12, 2005, Lead Plaintiff moved for class certification. That motion will be heard on November 18, 2005. A further case management conference is also scheduled for November 18, 2005.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Document discovery is ongoing. Each party has noticed depositions of both party and non-party witnesses.

A related securities case, Zelman v. JDS Uniphase Corp., No. C-02-4656 (N.D. Cal.), is purportedly brought on behalf of a class of purchasers of debt securities that were allegedly linked to the price of JDSU’s common stock. The Zelman complaint alleges that the debt securities were issued by an investment bank during the period from March 6, 2001 through July 26, 2001. The complaint names the Company and several of its former officers and directors as defendants, alleges violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5, and seeks unspecified damages. On April 6, 2005, Judge Claudia Wilken referred Defendants’ motion to dismiss the complaint to Judge William W Schwarzer of the District Court for the Northern District of California. On July 14, 2005, Judge Schwarzer denied JDSU’s motion to dismiss, but granted the motion in part with leave to amend as to Mr. Kevin Kalkhoven. At a case management conference held on July 15, 2005, Judge Wilken advised the parties that the Zelman matter should be mediated at the same time as In re JDS Uniphase Corporation Securities Litigation.

On August 11, 2005, Plaintiff moved for class certification in the Zelman matter. That motion will be heard on November 18, 2005. On August 19, 2005, JDSU moved for leave to petition the Ninth Circuit Court of Appeals for interlocutory review of Judge Schwarzer’s order denying the Company’s motion to dismiss. No hearing on that motion has been set. On August 26, 2005, the Company answered the Amended Complaint.

The Derivative Actions:

Derivative actions purporting to be brought on the Company’s behalf have been filed in state and federal courts against several of the Company’s current and former officers and directors based on the same events alleged in the securities litigation. The complaint in Corwin v. Kaplan, No. C-02-2020 (N.D. Cal.), asserts state law claims for breach of fiduciary duty, misappropriation of confidential information, waste of corporate assets, indemnification, and insider trading. The complaint seeks unspecified damages. No activity has occurred in the Corwin action and no trial date has been set.

In the California state derivative action, In re JDS Uniphase Corporation Derivative Litigation, Master File No. CV806911 (Santa Clara Super. Ct.), the complaint asserts claims for breach of fiduciary duty, waste of corporate assets, abuse of control, gross mismanagement, unjust enrichment, and constructive fraud purportedly on behalf of the Company and certain of its current and former officers and directors. The complaint also asserts claims for violation of California Corporations Code Sections 25402 and 25502.5 against defendants who sold the Company’s stock and asserts claims for breach of contract, professional negligence, and negligent misrepresentation against the Company’s auditor, Ernst & Young. The complaint seeks unspecified damages. Defendants’ demurrers to the complaint are scheduled to be heard on October 28, 2005. The Court will also hear Defendant Ernst & Young’s motion to compel arbitration of Plaintiffs’ claims against it on October 28, 2005. A case management conference is also scheduled for that day. As noted in our previous filings, the plaintiff in the California state derivative action has issued a shareholder inspection demand that has been disputed by the Company. The dispute remains unresolved. A case management conference in the shareholder inspection demand action is scheduled for October 28, 2005. No activity has occurred in Cromas v. Straus, Civil Action No. 19580 (Del. Ch. Ct.), the Delaware derivative action, since our last filing.

The OCLI and SDL Shareholder Actions:

Plaintiffs purporting to represent the former shareholders of OCLI and SDL have filed suit against the former directors of those companies, asserting that they breached their fiduciary duties in connection with the events alleged in the securities litigation against the Company. The plaintiffs in the OCLI action, Pang v. Dwight,

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No. 02-231989 (Sonoma Super. Ct.), purport to represent a class of former shareholders of OCLI who exchanged their OCLI shares for JDSU shares when JDSU acquired OCLI. The complaint names the former directors of OCLI as defendants, asserts causes of action for breach of fiduciary duty and breach of the duty of candor, and seeks unspecified damages. No activity has occurred in the OCLI action. The plaintiffs in the SDL action, Cook v. Scifres, Master File No. CV814824 (Santa Clara Super. Ct.), purport to represent a class of former shareholders of SDL who exchanged their SDL shares for JDSU shares when the Company acquired SDL. The complaint names the former directors of SDL as defendants, asserts causes of action for breach of fiduciary duty and breach of the duty of disclosure, and seeks unspecified damages. Limited discovery in the SDL action has commenced. No trial date has been set in either the OCLI or SDL action.

The ERISA Actions:

A consolidated action entitled In re JDS Uniphase Corporation ERISA Litigation, Master File No. C-03-4743 CW, is pending in the District Court for the Northern District of California against the Company, certain of its former and current officers and directors, and certain other current and former JDSU employees on behalf of a purported class of participants in the Company’s 401(k) Plan. The complaint in the ERISA action alleges that the defendants violated the Employee Retirement Income Security Act by breaching their fiduciary duties to the Plan and its participants. The complaint alleges a purported class period from February 4, 2000, to the present and seeks an unspecified amount of damages, restitution, a constructive trust, and other equitable remedies. On April 6, 2005, Judge Wilken referred Defendants’ motion to dismiss the complaint to Judge Schwarzer. On July 14, 2005, Judge Schwarzer granted the motion in part with leave to amend and denied the motion in part. On July 20, 2005, Judge Wilken issued an order transferring the case for all purposes to Judge Schwarzer. Pursuant to Judge Schwarzer’s order on August 1, 2005, Plaintiffs’ deadline to file a second amended complaint is October 21, 2005.

Plaintiffs have begun taking discovery. No trial date has been set.

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

The Company is a party to other litigation matters and claims, which are normal in the course of its operations. While the results of such other litigation matters and claims cannot be predicted with certainty, the Company has no current reason to believe that their final outcome will have a material adverse impact on its financial position, liquidity, or results of operations.

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In February 2003, the Company amended and restated its Stockholder Rights Agreement and currently each share of the Company’s outstanding common stock is associated with one right. Each right entitles stockholders to purchase 1/100,000 share of the Company’s Series B Preferred Stock at an exercise price of $21.00. The rights only become exercisable in certain limited circumstances following the tenth day after a person or group announces an acquisition of or tender offers for 15% or more of the Company’s common stock. For a limited period of time following the announcement of any such acquisition or offer, the rights are redeemable by the Company at a price of $0.01 per right. If the rights are not redeemed, each right will then entitle the holder to purchase common stock having the value of twice the then-current exercise price. For a limited period of time after the exercisability of the rights, each right, at the discretion of the Company’s Board of Directors, may be exchanged for either 1/100,000 share of Series B Preferred Stock or one share of common stock per right. The rights expire on June 22, 2013.

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

Note 11. Employee Benefit Plans

Employee Stock Purchase Plans:

In June 1998, the Company adopted the JDS Uniphase Corporation 1998 Employee Stock Purchase Plan, as amended (the “98 Purchase Plan”). The 98 Purchase Plan, effective August 1, 1998, provides eligible employees with the opportunity to acquire an ownership interest in the Company through participation in a program of

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

periodic payroll deductions applied at specific intervals to the purchase of the Company’s common stock. The 98 Purchase Plan is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986. However, the 98 Purchase Plan is not intended to be a qualified pension, profit sharing or stock bonus plan under Section 401(a) of the Internal Revenue Code of 1986 and is not subject to the provisions of the Employee Retirement Income Security Act of 1974. The 98 Purchase Plan will terminate upon the earlier of August 1, 2008 or the date on which all shares available for issuance have been sold. Under the 98 Purchase Plan, 5.7 million, 5.9 million, and 6.7 million shares were issued during fiscal 2005, 2004, and 2003, respectively, with weighted-average prices of $1.91, $1.95, and $2.02 per share, respectively. Of the 50.0 million shares authorized to be issued under the 98 Purchase Plan, 27.8 million shares remained available for issuance as of June 30, 2005.

In November 1999, the Company adopted the JDS Uniphase Corporation 1999 Canadian Employee Stock Purchase Plan, as amended (the “Canadian Plan”). The Canadian Plan has similar provisions to the 98 Purchase Plan. Under the Canadian Plan, 0.9 million shares were issued during fiscal 2003, with weighted-average price of $2.15 per share. Beginning in fiscal 2004, the Company terminated all enrollments in the Canadian Plan, and all employees formerly participating were enrolled in the 98 Purchase Plan. The Company presently does not anticipate any new enrolments in the Canadian Plan.

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

As of June 30, 2005, the Company has issued 238.8 million shares of stock options to employees and directors under the 2003 Plan, the 1996 Non-qualified Stock Option Plan and other various plans the Company assumed as a result of acquisitions. Available for grant as of June 30, 2005 were 84.1 million shares of common stock. Substantially all of our employees participate in our equity incentive programs. The exercise price for stock options is generally equal to fair value of the underlying stock at the date of grant. Options generally become exercisable over a four-year period and, if not exercised, expire from five to ten years from the date of grant. Restricted stock and restricted stock units granted under the 2003 Plan to a limited number of employees generally vest over three to five years. Certain such grants of restricted stock and restricted stock units are subject to accelerated vesting in the event of achievement of specified Company performance targets.

On June 22, 2005, the Company accelerated vesting of certain unvested and “out-of-the-money” stock options with exercise prices equal to or greater than $2.50 per share previously awarded to its employees, including its executive officers, but excluding its non-employee directors, under the Company’s equity compensation plans. The acceleration of vesting became effective for stock options outstanding as of June 22, 2005. Options to purchase approximately 33.9 million shares of common stock or 21.7% of the Company’s outstanding options (of which options to purchase approximately 4.6 million shares or 2.9% of the Company’s outstanding options are held by the Company’s executive officers) are subject to the acceleration. The weighted average exercise price of the options subject to the acceleration is $3.79. The options subject to acceleration on average vest 2.3 years from the effective date of the acceleration.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with certain of the Company’s acquisitions, outstanding stock options held by the employees of the acquired companies became exercisable, according to their terms, for the Company’s common stock effective at the acquisition date. These options did not reduce the shares available for grant under any of the Company’s other option plans. The fair value of these options was included as part of the purchase price. The deferred compensation expense calculation and future amortization is based on the vesting schedule of the awards. Amortization of the deferred stock-based compensation was zero, $1.6 million, and $47.9 million in fiscal 2005, 2004, and 2003, respectively.

Also, as a result of the acquisition of Photonics Power in June 2005, the Company assumed the PPS stock option plan and will begin to amortize deferred compensation in fiscal 2006.

During fiscal 2005, in connection with the severance agreements of former executives, the Company extended the exercise period for options to purchase 0.8 million shares at prices ranging from $2.75 to $8.81. During fiscal 2003, in connection with the severance agreements of former executives, the Company extended the exercise period for options to purchase 11.0 million shares at prices ranging from $0.70 to $112.63. No compensation expense was recorded on these options as the fair market value of the options at the time of extension was below the exercise price.

The following table summarizes the Company’s equity incentive activity through June 30, 2005 (in thousands, except weighted-average exercise price):

	Options Outstanding
	Shares Available For Grant	Number Of Shares	Weighted-Average Exercise Price
Balance as of June 30, 2002	67,606	152,574	26.11
Increase in authorized shares	7,226	—	—
Granted	(26,108)	26,108	2.63
Canceled	26,033	(30,734)	21.91
Exercised	—	(4,081)	1.39
Expired	8,688	(23,603)	35.34

Balance as of June 30, 2003	83,445	120,264	21.12
Increase in authorized shares	140,000	—	—
Granted	(49,901)	49,901	3.77
Restricted stock granted	(238)	—	—
Canceled	9,766	(10,227)	9.52
Exercised	—	(3,206)	2.47
Expired	(70,191)	(12,154)	35.19

Balance as of June 30, 2004	112,881	144,578	15.18
Plans assumed related to acquisitions	—	239	0.21
Granted	(37,023)	36,947	1.65
Canceled	8,002	(14,252)	4.42
Exercised	—	(2,113)	1.67
Expired	196	(10,621)	27.93

Balance as of June 30, 2005	84,056	154,778	12.23

Options exercisable as of:
June 30, 2003		70,060	27.24
June 30, 2004		75,588	24.32
June 30, 2005		122,591	15.05

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about options outstanding as of June 30, 2005 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$ 0.00 - 1.00	3,882	6.4	$0.26	1,348	$0.73
1.01 - 1.50	2,239	4.8	1.37	1,141	1.28
1.51 - 2.00	28,897	7.5	1.61	754	1.66
2.01 - 2.50	2,146	5.4	2.16	1,800	2.16
2.51 - 3.00	24,205	5.0	2.85	24,203	2.85
3.01 - 4.00	18,351	5.2	3.62	18,286	3.62
4.01 - 5.00	22,798	5.8	4.35	22,796	4.35
5.01 - 10.00	12,839	3.1	7.99	12,840	7.99
10.01 - 12.00	269	4.0	10.70	270	10.70
12.01 - 14.64	6,148	3.2	14.43	6,149	14.43
14.65 - 29.31	19,909	2.2	20.91	19,909	20.91
29.32 - 43.96	1,612	4.0	33.81	1,612	33.81
43.97 - 58.61	2,410	2.5	51.32	2,410	51.32
58.62 - 73.27	4,022	4.5	68.25	4,022	68.25
73.28 - 87.92	655	4.5	78.51	655	78.51
87.93 - 102.57	454	2.8	97.61	454	97.61
102.58 - 117.23	2,985	3.2	107.89	2,985	107.89
111.24 - 131.88	900	3.8	127.29	900	127.29
131.89 - 146.53	57	2.5	140.53	57	140.53

	154,778	5.1	12.23	122,591	15.05

Stock-Based Compensation:

In accordance with SFAS 148, the Company is required to present pro forma information regarding its net loss and net loss per share as if the Company had accounted for its employee stock options (including shares issued under the employee stock purchase plans, collectively the “options”), granted subsequent to June 30, 1995 using the fair value based method of accounting. The fair value of the options granted in fiscal 2005, 2004, and 2003 has been estimated at the date of grant using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	Employee Stock Option Plans			Employee Stock Purchase Plans
	FY 2005	FY 2004	FY 2003	FY 2005	FY 2004	FY 2003
Expected life (in years)	4.30	5.00	5.00	0.90	1.25	1.25
Volatility	0.54	0.73	0.80	0.53	0.46	0.79
Risk-free interest rate	3.77%	3.00%	3.07%	2.02%	2.10%	1.69%
Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

The Black-Scholes-Merton option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models such as the Black-Scholes-Merton option pricing model require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average fair value of employee stock options granted during fiscal 2005, 2004, and 2003 was $1.67, $2.40, and $1.87 per share, respectively. The weighted-average exercise price of employee stock options granted during fiscal 2005, 2004, and 2003 was $1.65, $3.77, and $2.63 per share, respectively. The weighted-average fair value of shares granted under the employee stock purchase plans during fiscal 2005, 2004, and 2003 was $1.16, $0.85, and $0.88 per share, respectively.

Employee 401(k) Plans:

The Company sponsors the JDS Uniphase Corporation Employee 401(k) Retirement Plan (the “401(k) Plan”), a Defined Contribution Plan under ERISA, which provides retirement benefits for its eligible employees through tax deferred salary deductions. The 401(k) Plan allows employees to contribute up to 20% of their annual compensation, with such contributions limited to $14,000 in calendar year 2005 as set by the Internal Revenue Service.

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

Prior to September 2003, employees had the option to invest the Company’s matching contributions in the Company’s common stock and were allowed to sell their shares without restrictions, subject to the Company’s insider trading policies. Effective September 30, 2003, the Plan was amended such that investments in Company common stock are no longer allowed. Investments currently held in the Company common stock will be divested and reinvested in other funds no later than September 30, 2006 at the direction of the individual participants, or, if no direction is received, by the Plan administrator. All matching contributions are made in cash and vest immediately. The Company’s matching contributions to the 401(k) Plan were $1.6 million, $3.4 million, and $7.0 million in fiscal 2005, 2004, and 2003, respectively.

The Company also provides a non-qualified retirement plan for the benefit of certain eligible employees in the U.S. This plan is designed to permit employee deferral of a portion of salaries in excess of certain tax limits and deferral of bonuses. This plan’s assets are designated as trading assets in the Company’s balance sheet (see “Note 4. Investments”).

Note 12. Reduction of Goodwill

On July 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), under which goodwill is reviewed for impairment annually, or more frequently if certain events or changes in circumstances indicate that the carrying value may not be recoverable.

Fiscal 2005 Charges:

In fiscal 2005, the Company recorded $53.7 million of impairment charges in accordance with SFAS 142 in accordance with its annual impairment test.

Under the first step of the SFAS 142 analysis, the fair value of the reporting units was determined based on a combination of the income approach, which estimates the fair value based on the future discounted cash flows, and the market approach, which estimates the fair value based on comparable market prices. Under the income

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approach, the Company assumed a cash flow period of 10 years, long-term annual growth rates of -5% to 16%, a discount rate of 12% to 16% and terminal value growth rates of 4% to 6%. Based on the first step of the analysis, the Company determined that the carrying amount of a reporting unit within the CCPG was in excess of its fair value. As such, the Company was required to perform the second step analysis on that reporting unit to determine the amount of the impairment loss.

Fiscal 2004 Charges:

During fiscal 2004, the Company recorded no impairment charges in accordance SFAS 142.

Fiscal 2003 Charges:

In fiscal 2003, the Company recorded $225.7 million of impairment charges in accordance with SFAS 142. As part of its review of financial results in fiscal 2003, the Company noted indicators that the carrying value of its goodwill may not be recoverable and performed an additional impairment review. The impairment review was performed because of the prolonged economic downturn affecting the Company’s operations and revenue forecasts. The Company evaluated the recoverability of its goodwill in accordance with SFAS 142 during the first and second quarters of fiscal 2003.

Under the first step of the interim SFAS 142 analysis, the fair value of the reporting units was determined based on a combination of the income approach, which estimates the fair value based on the future discounted cash flows, and the market approach, which estimates the fair value based on comparable market prices. Under the income approach, the Company assumed a cash flow period of 5 years, long-term annual growth rates of 9% to 33%, a discount rate of 12.5% and terminal value growth rates of 5% to 7%. Based on the first step analysis, the Company determined that the carrying amount of three reporting units within the CPG was in excess of their fair value. As such, the Company was required to perform the second step analysis on the three reporting units that failed the first step test to determine the amount of the impairment loss.

Note 13. Reduction of Other Intangibles and Other Long-Lived Assets

During fiscal 2005, 2004 and 2003 the Company recorded $16.1 million, $51.8 million and $167.9 million, respectively, of reductions in the carrying value of its long-lived assets in accordance with SFAS 144. The carrying values of assets held for sale at June 30, 2005 and 2004 were $9.4 million and $46.0 million, respectively. The following table summarizes the components of the reductions of other long-lived assets (in millions):

	2005	2004	2003
Assets held and used:
Purchased intangibles (other than goodwill)	$4.5	$—	$68.6
Property, plant, equipment and other	0.7	16.4	79.1
Assets held for sale:
Property, plant and equipment	10.9	35.4	20.2

Total reductions of other long-lived assets	$16.1	$51.8	$167.9

Fiscal 2005 Charges:

Assets Held and Used:

The Company noted indicators during the fourth quarter of fiscal 2005 that the carrying value of its long-lived assets, including purchased intangibles recorded in connection with its various acquisitions and property,

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

plant and equipment, may not be recoverable and performed an impairment review in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (‘SFAS 144”). The Company evaluated the recoverability of its long-lived assets and recorded impairment charges based on the amounts by which the carrying amounts of these assets exceeded their fair value. Fair value was determined based on undiscounted future cash flows for the operating entities that had separately identifiable cash flows. As a result of the review, the Company reduced the value of certain manufacturing equipment related to the front surface mirror and DLP microdisplay window programs in its Santa Rosa facility by $0.7 million to zero and purchased intangibles from the Advanced Digital Optics, Inc. (“ADO”) acquisition by $4.5 million to zero. Both reductions were recorded in the CCPG segments.

Assets Held for Sale:

During fiscal 2005, the Company wrote down the carrying value of its Ottawa facility in the CPG segment by $10.9 million in accordance with SFAS 144. The facility was sold in the fourth quarter of fiscal 2005 for net proceeds of $23.5 million.

Fiscal 2004 Charges:

Assets Held and Used:

During fiscal 2004, as a result of the adoption of FIN 46R with respect to two properties under a synthetic lease agreement, the Company recognized a $5.0 million deferred impairment charge related to the Melbourne, Florida property, which was originally being amortized over the term of the lease. In accordance with SFAS 144, the Company also reduced to estimated realizable value, the value of certain manufacturing equipment by $7.7 million, and other assets by $3.7 million. The Company noted no indicators of impairment during fiscal 2004 related to the Company’s remaining long-lived assets, including purchased intangibles.

Assets Held for Sale:

During fiscal 2004, the Company consolidated its corporate headquarters to San Jose, California. In light of the decision to consolidate the corporate headquarters, the Company determined that it did not need to continue to operate a facility in Ottawa, Canada. The Ottawa facility was classified as held for sale, and the Company adjusted the carrying value of the property. The Company also adjusted the carrying value of certain other assets previously classified as held for sale. In accordance with SFAS 144, the Company recorded total impairment charges of $35.4 million for fiscal 2004, primarily related to the Ottawa facility, representing the amount by which the carrying value of the assets exceeded fair value less cost to sell.

Fiscal 2003 Charges:

Assets Held and Used:

The Company noted indicators during the first quarter of fiscal 2003 that the carrying value of its long-lived assets, including purchased intangibles recorded in connection with its various acquisitions and property, plant and equipment, may not be recoverable and performed an impairment review in accordance with SFAS 144. The Company evaluated the recoverability of its long-lived assets and recorded impairment charges based on the amounts by which the carrying amounts of these assets exceeded their fair value. For purchased intangibles, fair value was determined based on discounted future cash flows for the operating entities that had separately identifiable cash flows. For tangible fixed assets, the Company valued these assets that were subject to impairment using specific appraisals.

During the remainder of fiscal 2003, the Company noted no impairment indicators in connection with its long-lived assets held and used, and accordingly, a test of recoverability of its long-lived assets was not required.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets Held for Sale:

During the third and fourth quarter of fiscal 2003, the Company classified certain property, plant and equipment intended to be disposed of within a twelve-month period as assets held for sale. In accordance with SFAS 144, the Company recorded an impairment charge of $13.3 million, representing the amount by which their carrying value exceeds fair value less cost to sell. During the first quarter of fiscal 2003, the Company classified certain property and equipment as assets held for sale in connection with the sales of its Sifam and Cronos subsidiaries (see “Note 18. Operating Segments and Geographic Information”) and recorded total impairment charges of $6.9 million.

Note 14. Restructuring and Global Realignment

Overview:

During the second quarter of fiscal 2004, the Company announced its completion of the Global Realignment Program (“GRP”), which began in April 2001. That program focused on large-scale site and employee reductions. JDSU will continue to take advantage of opportunities to further reduce costs through targeted, customer-driven restructuring events intended to reduce the Company’s footprint and rationalize the manufacture of our products based on core competencies and cost efficiencies. Restructure activities entered into through the second quarter of 2004 are described under the GRP, while activities beginning in the third quarter of fiscal 2004 are described under Restructuring Actions.

Fiscal 2005 Restructuring Actions:

The Company’s fiscal 2005 restructurings resulted in charges of $14.8 million net of adjustments made subsequent to the original estimates. The net restructuring charge was $11.8 million for severance and fringe benefits, $2.8 million for facilities shut-down costs and $0.2 million for related leases. Including adjustments of $3.4 million recorded during the year to the accrual for leases restructured under the GRP, JDSU’s total fiscal 2005 restructuring expense was $18.2 million.

During fiscal 2005, the Company terminated or notified for termination 893 employees—500 in North America, 389 in Asia-Pacific and 4 in Europe. Of these reductions to headcount, 781 were in manufacturing, 44 in research and development and 68 in sales, general and administration functions. These restructurings primarily relate to the decisions to close the Company’s facilities in Ewing, New Jersey, Melbourne, Florida, Indonesia and Singapore and consolidate these operations into other company facilities or to source the products from outside manufacturers. The Company also announced plans to selectively reduce its workforce at its facilities in Santa Rosa, California. As of June 30, 2005, 371 of the employees have been terminated. The remaining severance and benefit payments resulting from these restructuring activities are scheduled to be paid through the third quarter of fiscal 2006.

Fiscal 2004 Restructuring Actions:

The Company’s fiscal 2004 restructuring activities resulted in restructuring charges of $5.6 million primarily related to severance and fringe benefits.

During fiscal 2004, the Company terminated or notified for termination 137 employees—106 in North America and 31 in Asia Pacific. Of these reductions to headcount, 95 were in manufacturing, 18 in research and development and 24 in sales, general and administration functions. These restructurings primarily relate to the decisions to eliminate technology and manufacturing at the Company’s Japan operation and to streamline certain functions in North America. As of June 30, 2005, 134 employees have been terminated. The remaining severance

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and benefit payments resulting from these restructuring activities are scheduled to be paid through the first quarter of fiscal 2006.

Global Realignment Program:

Overview:

In April 2001, the Company initiated the GRP, under which it began restructuring its business in response to the economic downturn. From April 2001 through the end of the second quarter of fiscal 2004, JDSU implemented nine phases of restructuring activities under the GRP. Through June 30, 2005, the Company had recorded total related restructuring charges of $659.0 million, before net accumulative adjustments of ($6.8) million. In addition, through June 30, 2005, JDSU had incurred charges other than restructuring of $493.4 million, mostly related to the GRP. Restructuring activities initiated prior to December 31, 2002 were recorded in accordance with Emerging Issues Task Force 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity” (“EITF 94-3”), and restructuring activities initiated after December 31, 2002 were recorded in accordance with SFAS 146 and SFAS 112.

Under the GRP, the Company has consolidated and reduced its manufacturing, research and development, sales and administrative facilities in North America, Europe and Asia-Pacific. The total number of sites and buildings closed or scheduled for closure is 29, all of which are related to various phases of restructuring. Through June 30, 2005, JDSU has reduced its total workforce by approximately 19,900 employees as planned based on decisions made through the end of the second quarter of fiscal 2004. Of the total, 19,150 relate to restructuring activities and 750 relate to other decisions made under the GRP.

Workforce Reduction:

The Company has recorded initial restructuring charges totalling $228.6 million, primarily related to severance and fringe benefits associated with the reduction of approximately 19,150 employees. This total includes non-cash severance charges of $12.3 million, of which $11.1 million related to the modification of a former executive’s stock options and $1.2 million to disputed severance. The Company has recorded total decreases of $13.3 million to the restructuring accrual balance due to actual payments for such charges being lower than originally estimated.

Approximately 16,200 employees were engaged in manufacturing, 1,350 in research and development, and 1,600 in selling, general and administrative functions. Approximately 16,400 employees were located in North America, 1,700 in Europe, and 1,050 in Asia-Pacific. The Company had substantially completed these workforce reductions as of June 20, 2005. The remaining accrual balance reflects severance and benefit payments scheduled to be paid to employees that have already been terminated.

Facilities and Equipment and Lease Costs:

In connection with the restructuring activities, management approved and committed the Company to plans to close 29 sites, vacate buildings at the closed sites as well as at other continuing operations, and reduce its workforce by approximately 19,150 employees. These sites were located in Arnhem, Netherlands; Asheville, North Carolina; Bracknell, United Kingdom; Columbus, Ohio; Eatontown, New Jersey; Eindhoven, Netherlands; Freehold, New Jersey; Gloucester, Massachusetts; Hillend, United Kingdom; Horsham, Pennsylvania; Manteca, California; two sites in Ottawa, Canada; Oxford, United Kingdom; Piscataway, New Jersey; Plymouth, United Kingdom; Raleigh, North Carolina; Richardson, Texas; Rochester, New York; two sites in San Jose, California; Shunde, China; Sydney, Australia; Taipei, Taiwan; Toronto, Canada; Torquay, United Kingdom; Victoria,

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Canada; Waghaeusel- Kirrlach, Germany; and Witham, United Kingdom. One of the San Jose, California sites relates to the E-TEK operations, which were relocated to the Company’s other sites located in West Trenton, New Jersey and Shenzhen, China. The Company’s San Jose headquarters continues to occupy a portion of the E-TEK site.

Property and equipment that were disposed of or removed from operations resulted in initial charges totalling $274.4 million. The property and equipment write-downs consisted primarily of owned buildings, leasehold improvements, computer equipment and related software, production and engineering equipment, and office equipment, furniture and fixtures. Through fiscal 2005, the Company recorded total adjustments of $11.4 million, primarily due to additional declines in the fair market value of owned buildings held for disposal. In addition, the Company received $8.4 million of cash proceeds in excess of the estimated salvage value of certain restructured assets sold through fiscal 2005.

JDSU has incurred initial charges totaling $156.0 million for exiting and terminating leases. Initial charges were accrued for phases one though five and seven through nine of the GRP. The estimated cost to exit and terminate facility leases was based on the contractual terms of the agreements and current real estate market conditions. Subsequently, the Company has recorded net decreases of $4.9 million to the restructuring accrual balance due to changes in the commercial real estate market, primarily in the U.S., and final settlement of certain lease obligations. The Company’s accrued lease liability for all plans of $39.4 million at June 30, 2005 was net of $10.0 million in estimated income to be generated from sublease contracts.

The following table summarizes the various restructuring plans (in millions):

	Workforce Reduction	Facilities and Equipment	Lease Costs	Total
Accrual balance as of June 30, 2002	$19.6	$—	$76.2	$95.8
Restructuring charges—GRP	64.5	0.5	39.9	104.9
Cash payments—GRP	(60.1)	—	(20.8)	(80.9)
Adjustments—GRP	2.6	9.2	13.0	24.8
Cash proceeds in excess of salvage value—GRP	—	(2.8)	—	(2.8)
Non-cash charges—GRP	(1.2)	(6.9)	0.4	(7.7)

Accrual balance as of June 30, 2003	25.4	—	108.7	134.1
Restructuring charges—GRP	2.5	—	2.3	4.8
Cash payments—GRP	(24.0)	—	(19.2)	(43.2)
Adjustments—GRP	(0.4)	—	(15.2)	(15.6)
Restructuring charges—post GRP	5.6	—	—	5.6
Cash payments—post GRP	(1.5)	—	—	(1.5)

Accrual balance as of June 30, 2004	7.6	—	76.6	84.2
Cash payments—GRP	(3.4)	—	(40.6)	(44.0)
Adjustments—GRP	—	—	3.4	3.4
Restructuring charges—post GRP	15.0	2.8	0.1	17.9
Cash payments—post GRP	(9.2)	(2.8)	(0.2)	(12.2)
Adjustments—post GRP	(3.2)	—	0.1	(3.1)

Accrual balance as of June 30, 2005	$6.8	$—	$39.4	$46.2

The current portion of the total restructuring accrual was $23.0 million and $48.4 million at June 30, 2005 and 2004, respectively. The remaining balance of $23.2 million and $35.8 million at June 30, 2005 and 2004, respectively, was included as a component of “Other non-current liabilities” in the Company’s Consolidated Balance Sheets.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Charges Other Than Restructuring:

In addition to the charges recorded in connection with the restructuring activities, the Company has incurred total other charges of $493.4 million since inception related to the GRP. Details of these charges for fiscal years 2005, 2004, and 2003 were as follows (in millions):

	Years Ended June 30,
	2005	2004	2003
Property and equipment	$2.6	$1.9	$36.3
Purchase commitments and other obligations	0.7	1.6	(2.5)
Workforce-related charges	2.4	1.8	14.7
Lease costs	5.3	(0.8)	5.5
Moving and other costs	0.7	2.3	1.7

Total other charges	$11.7	$6.8	$55.7

Through fiscal 2005, the Company has incurred total charges related to property and equipment of $211.9 million. During the fiscal years ended 2005, 2004, and 2003, the Company recorded $2.6 million, $1.9 million, and $36.3 million, respectively, of additional depreciation from changes in the estimated useful life and the write-downs of certain property and equipment that were identified for disposal but remained in use until the date of disposal. Total amounts recorded were net of cash proceeds of zero, $0.7 million, and $3.2 million, received in 2005, 2004, and 2003, respectively.

Through fiscal 2005, the Company has incurred total workforce-related charges of $31.4 million, which included retention bonuses, employee relocations costs and, in fiscal 2002, payments to approximately 750 employees for severance and fringe benefits that were not associated with a formal plan of termination.

Through fiscal 2005, the Company has incurred total lease costs of $16.4 million. During fiscal 2005 and 2004, the Company adjusted lease expenses by $5.3 million and ($0.8) million, respectively, primarily to reflect refinements of estimated net costs on facilities not required for ongoing operations. During fiscal 2003, the Company recorded additional lease charges of $5.5 million due primarily to the loss of a sub-tenant in a building in San Jose, California. Many of the markets in which JDSU leases facilities continue to experience relatively low occupancy rates for commercial real estate; therefore, it is difficult to obtain tenants for the Company’s excess building space.

Through fiscal 2005, the Company has incurred total moving and other costs of $12.2 million. During the fiscal years ended 2005, 2004 and 2003, the Company incurred moving, purchase and other commitments and other costs of $0.7 million, $2.3 million and $1.7 million, respectively, related to relocation of certain facilities and equipment from buildings of which the Company has disposed of or plans to dispose.

Charges other than restructuring were recorded in the Company’s Consolidated Statements of Operations as follows (in millions):

	Years Ended June 30,
	2005	2004	2003
Cost of sales	$4.6	$3.3	$7.7
Research and development	0.3	1.1	2.7
Selling, general and administrative	6.8	2.4	45.3

Total other charges	$11.7	$6.8	$55.7

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30, 2005, the accrual balance related to these charges was $3.5 million, consisting primarily of purchase and lease commitments. The accrual balance is included in “Other current liabilities” in the Company’s Consolidated Balance Sheet.

Note 15. Income Taxes

The Company’s loss before income taxes and cumulative effect of accounting change consisted of the following (in millions):

	Years Ended June,
	2005	2004	2003
Domestic	$(214.4)	$(70.7)	$(703.0)
Foreign	(40.2)	(57.7)	(217.3)

Loss before income taxes and cumulative effect of an accounting change	$(254.6)	$(128.4)	$(920.3)

The Company’s income tax expense (benefit) consisted of the following (in millions):

	Years Ended June 30,
	2005	2004	2003
Federal:
Current	$(2.9)	$(5.0)	$—
Deferred	9.7	(6.8)	(6.1)

	6.8	(11.8)	(6.1)

State:
Current	(0.5)	—	—
Deferred	1.4	(1.0)	(0.9)

	0.9	(1.0)	(0.9)

Foreign:
Current	(1.0)	(3.0)	(47.5)
Deferred	—	—	68.0

	(1.0)	(3.0)	20.5

Total income tax expense (benefit)	$6.7	$(15.8)	$13.5

The federal and state deferred tax expense for fiscal year 2005 primarily relates to the reversal of the tax benefits recognized in prior periods related to unrealized gains from the sale in 2005 of certain marketable securities. The expense was recorded in accordance with Statement of Financial Accounting Standard No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”) and Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS 109”).

There was no tax benefit associated with exercise of stock options for the fiscal years ended June 30, 2005 and June 30, 2003. The tax benefit associated with exercises of stock options for the fiscal year ended June 30, 2004 was $0.8 million.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the Company’s income tax expense (benefit) at the federal statutory rate to the income tax expense (benefit) at the effective tax rate is as follows (in millions):

	Years Ended June 30,
	2005	2004	2003
Income tax expense (benefit) computed at federal statutory rate	$(89.1)	$(44.9)	$(322.1)
Foreign earnings	(3.1)	(3.3)	—
Reduction of goodwill	18.8	—	79.0
Valuation allowance	69.4	43.3	261.1
Non-cash tax expense (benefit) on marketable securities	10.8	(7.8)	(6.5)
Reversal of previously accrued taxes	(5.1)	(4.6)	—
Other	5.0	1.5	2.0

Income tax expense (benefit)	$6.7	$(15.8)	$13.5

The components of the Company’s net deferred taxes consisted of the following (in millions):

	June 30,
	2005	2004
Gross deferred tax assets:
Tax credit carryforwards	$83.5	$97.6
Net operating loss carryforwards	1,913.5	1,644.3
Inventories	53.8	92.6
Accruals and reserves	32.6	54.5
Other	102.9	86.9
Acquisition-related items	392.5	515.9

Gross deferred tax assets	2,578.8	2,491.8
Valuation allowance	(2,538.8)	(2,450.5)

Deferred tax assets	40.0	41.3

Gross deferred tax liabilities:
Acquisition-related items	(34.7)	(27.0)
Undistributed foreign earnings	(4.8)
Investment holdings	(0.8)	(14.3)

Deferred tax liabilities	(40.3)	(41.3)

Total net deferred tax liabilities	$(0.3)	$—

A $0.3 million net deferred tax liability has been established to reflect tax amortization of goodwill for which no financial statement amortization has occurred under generally accepted accounting principles, in accordance with SFAS 142, “Goodwill and Intangible Assets’.

As of June 30, 2005, the Company had federal, state and foreign tax net operating loss carryforwards of $4,723.4 million, $2,532.4 million and $325.5 million, respectively, and federal, state and foreign research and other tax credit carryforwards of $43.5 million, $29.8 million and $20.6 million, respectively. The tax net operating loss and tax credit carryforwards will expire at various dates beginning in fiscal 2006 through 2025 if not utilized. Utilization of the tax net operating losses may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of a portion of the federal and state tax net operating losses.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has initiated a dividend plan to repatriate certain earnings from one of its subsidiaries in China. As of June 30, 2005, $13.7 million is expected to be repatriated with no additional tax expense. The remaining foreign earnings are considered to be indefinitely reinvested in non-U.S. operations. Cumulative undistributed earnings of the Company’s foreign subsidiaries for which no U.S. income taxes have been provided aggregated approximately $2.1 million at June 30, 2005 and $12.0 million at June 30, 2004. The Company estimates that approximately $0.1 million of additional taxes would have to be provided if these earnings were repatriated back to the U.S.

On December 21, 2004, the FASB issued FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP FAS 109-2”). The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. The Company currently has no plans to avail itself of this repatriation provision.

The Company’s manufacturing operations in Beijing, China, operated under a tax holiday that was effective from January 1, 2003 to December 31, 2004. The net impact of the tax holiday was to reduce the Company’s net loss in fiscal 2004 by approximately $3.2 million.

The valuation allowance increased by $88.3 million in fiscal 2005 and decreased by $39.0 million in fiscal 2004. It increased by $219.2 million in fiscal 2003. Increases in the valuation allowance in fiscal 2005 were primarily due to the increase in domestic and foreign tax net operating losses sustained during the fiscal year and capital losses from the sale of certain marketable securities. The increase was partially offset by the amortization of acquired intangibles, the reduction in inventory, restructuring, and other reserves, and the repatriation of undistributed foreign earnings which were previously considered permanently reinvested under APB 23. Decreases in the valuation allowance in fiscal 2004 were due to the net effects of write-offs of deferred tax assets recorded in prior business combinations relating to assumed employee stock options that either expired unexercised or were exercised during the year when the market value of the underlying stock was less than the previously recorded value and decreases in inventory and other reserves and increased for losses incurred. Increases in the valuation allowance for domestic deferred tax assets recorded in fiscal 2003 were due to reductions in the Company’s forecasts of future domestic taxable income and the elimination of deferred tax liabilities recorded in prior business combinations. Due to the continued economic uncertainty in the industry, the Company has recorded deferred tax assets as of June 30, 2005 and June 30, 2004 only to the extent of certain offsetting deferred tax liabilities.

Approximately $509.6 million of the valuation allowance as of June 30, 2005 and approximately $492.3 million of the valuation allowance as of June 30, 2004 was attributable to stock options, the benefit of which will be credited to paid-in capital when and if realized. Approximately $47.1 million of the valuation allowance as of June 30, 2005 and approximately $52.2 million of the valuation allowance as of June 30, 2004 was attributable to deferred tax assets that when realized, will first reduce unamortized goodwill, then other non-current intangible assets of acquired subsidiaries, and then income tax expense.

During fiscal 2005, the Company recorded $5.1 million of tax benefits resulting from the reversal of previously accrued income taxes due to the resolution of certain domestic and foreign tax audit issues. During fiscal 2004, the Company recorded a $2.0 million tax benefit as a result of obtaining a tax clearance certificate in connection with the liquidation of one of the Company’s foreign subsidiaries. Additionally, the Company recorded a $2.6 million tax benefit as of June 30, 2004 to reflect a reduction in previously estimated foreign tax liabilities as a result of the Company’s resolution of certain foreign tax audit issues with foreign taxing authorities.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Included in the $13.5 million provision for income taxes recorded for fiscal year 2003 was an $18.0 million expense related to the prior financial reporting period ended June 30, 2002 that resulted from an increase in the Company’s valuation allowance for deferred tax assets. During the year ended 2003, Canadian tax authorities completed a review of the Company’s pending claims for refunds of prior year income taxes. As a result of this review, certain matters related to carryback periods and minimum taxes were identified that caused the Company to conclude that it had recorded $18.0 million of net deferred tax assets in excess of income taxes actually recoverable from prior years and, therefore, necessitated the recording of an additional valuation allowance for deferred tax assets. As of June 30, 2002, management concluded that due to the existing economic environment, the Company should not record net deferred tax assets in excess of recoverable income taxes. The $18.0 million amount recorded in fiscal year 2003 was not material to the period in which it should have been recorded nor material to the consolidated results of operations for the year ended June 30, 2003. The impact on the net loss for the year ended June 30, 2002 would have been an increase of $18.0 million, and the basic and diluted net loss per share would have increased by $0.01. The Company would have also restated the consolidated balance sheet as of June 30, 2002 by reducing the net deferred income tax assets by $18.0 million. Net loss for the year ended June 30, 2003 would have decreased by $18.0 million, and the basic and diluted net loss per share would have decreased by $0.01.

Note 16. Related Party Transactions

ADVA:

As of June 30, 2005, ADVA AG Optical Networks (“ADVA”), a publicly held Metro Optical Networking Solutions company in which the Company holds a long-term investment, is a customer of the Company. ADVA also has a member on its Board of Directors who is an executive officer from the JDSU. As of June 30, 2005, the carrying value of Company’s investment in ADVA was $0.3 million.

Agility:

In the third quarter of fiscal 2005, the Company invested $3.0 million in Agility Communications, Inc. (“Agility”), a privately held optical networking solutions company. Agility is a customer of the Company. As of June 30, 2005, the carrying value of Company’s investment in Agility was $3.0 million. Also, on September 8, 2005, the Company announced the acquisition of Agility. Refer to “Note 22. Subsequent Events (Unaudited)” for additional information.

Avici Systems:

As of June 30, 2005, Avici Systyems, a publicly held network routing solutions company, is a customer of the Company that has a member on its Board of Directors who is also a member of the Board of Directors of JDSU.

BaySpec:

As of June 30, 2005, BaySpec, a privately held OEM fiber-optics company in which the Company has a long-term investment, is a customer and a supplier of the Company. As of June 30, 2005, the carrying value of the Company’s investment in Bayspec was $1.4 million.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Epion:

As of June 30, 2005, Epion, a privately held Gas Cluster Ion Beam Technology company in which the Company has a long-term investment, was a customer of the Company’s intellectual property. Epion was also a supplier of the Company during fiscal 2005. As of June 30, 2005, the carrying value of the Company’s investment in Epion was $1.0 million.

Fabrinet:

During fiscal 2005, Fabrinet, a privately held contract manufacturing company in which the Company has a long-term investment, was both a customer and supplier of the Company. As of June 30, 2005, the carrying value of the Company’s investment in Fabrinet was $2.0 million.

During fiscal 2005, the Company sold its legal entities in Singapore, Bintan, Indonesia, and Fuzhou, China to Fabrinet. The Company also sold certain assets from its Ewing, New Jersey and Mountain Lakes, New Jersey facilities to Fabrinet.

The Singapore and Bintan, Indonesia legal entities were sold in November 2004. The Company will receive quarterly payments for the inventory acquired by Fabrinet. The Company agreed to reimburse Fabrinet for the cost associated with on-going production and wind-down of the facility. These costs were charged to cost of sales as incurred. The cost related to employee reductions and site closure is being charged to restructuring. See Note 14 “Restructuring and Global Realignment” in our Notes to Consolidated Financial Statements.

The Fuzhou, China legal entities and certain assets of the Ewing and Mountain Lakes, New Jersey facilities were sold in May 2005. The Company received a note of $10.7 million payable in quarterly installments over four years from Fabrinet and a receivable of $19.0 million for the inventory at Ewing and Mountain Lakes, New Jersey payable in quarterly installments over one year. The Company agreed to pay Fabrinet $17.0 million to settle specific employee related matters in Fuzhou, China, the cost of employee severance for the Ewing and Mountain Lakes, New Jersey facilities, costs associated with on-going production and wind-down of the Ewing, New Jersey facility, and site remediation costs in Mountain Lakes, New Jersey. While the Company anticipates incurring lease remediation costs to close its Ewing, New Jersey facility, it could not reasonably estimate the expense as of fiscal year end. The $17.0 million has been allocated as follows: $9.4 million to on-going cost of production, $7.4 million to restructuring expense and $0.2 million to lease remediation costs at Mountain Lakes, New Jersey. Cost allocated to on-going production is being amortized to cost of sales based upon units of production. See Note 14. “Restructuring and Global Realignment” And Note 19. “Sale of Subsidiaries’ Net Assets” in our Notes to Consolidated Financial Statements.

Iridian Spectral Technologies:

During fiscal 2005, Iridian Spectral Technologies (“Iridian”), a privately owned Canadian manufacturer of thin film optical components in which the Company has a long-term investment, was a customer of the Company. The Company did not have material transactions with Iridian during fiscal 2005. However, the open accounts receivable balance as of June 30, 2005 relates to the current carrying value of a promissory note that Iridian has with the Company. As of June 30, 2005, the carrying value of the Company’s investment in Iridian was $0.3 million.

Lynx:

During fiscal 2005, Lynx Photonic Networks (“Lynx”), a privately held photonic communications solutions company in which the Company has a long-term investment, was a customer of the Company. As of June 30, 2005, the carrying value of the Company’s investment in Lynx was $1.7 million.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Micralyne, Inc.:

During fiscal 2005, Micralyne, Inc. (“Micralyne”), a privately held manufacturer of microfabricated and MEMS (Micro-Electro-Mechanical-Systems) based products in which the Company has a long-term investment, was a supplier of the Company. As of June 30, 2005, the carrying value of the Company’s investment in Micralyne was $0.5 million.

Santur:

During fiscal 2005, Santur, a privately held manufacturer of optical components in which the Company has a long-term investment, was both a customer and supplier of the Company. As of June 30, 2005, the carrying value of the Company’s investment in Santur was $0.5 million.

Sifam Fibre Optics:

As of June 30, 2004, Sifam Fibre Optics (“Sifam”), a privately held company in which the Company has a long-term investment, was a supplier of the Company. The Company did not have material transactions with Sifam during fiscal 2005. As of June 30, 2005, the carrying value of the Company’s investment in Sifam was $0.9 million.

Tellabs:

As of June 30, 2005, Tellabs, a publicly held wireline and wireless networking solutions company, has a member of their Board of Directors who is also currently a member of the Company’s Board of Directors. Tellabs is also a customer of the Company.

Transactions and balances with the Company’s related parties were as follows (in millions):

	Years Ended June 30,				June 30,
	2005	2004	2003		2005	2004
Net revenue:				Accounts Receivable:
ADVA	$1.5	$1.0	$1.1	ADVA	$0.3	$0.1
Agility	0.6	0.4	—	Agility	—	0.1
Avici Systems	0.1	0.3	—	Avici Systems	—	—
BaySpec	0.1	—	—	BaySpec	—	—
Epion	2.4	2.4	—	Epion	—	—
Fabrinet	22.9	5.8	—	Fabrinet	39.6	0.9
Iridian	—	—	—	Iridian	0.5	—
Lynx	0.1	0.5	0.2	Lynx	—	0.1
Micralyne	—	—	—	Micralyne	—	—
Santur	0.1	—	0.1	Santur	—	—
Sifam	—	—	—	Sifam	—	—
Tellabs	2.1	2.4	1.8	Tellabs	0.2	0.1

	$29.9	$12.8	$3.2		$40.6	$1.3

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended June 30,				June 30,
	2005	2004	2003		2005	2004
Net purchases:				Accounts Payable:
ADVA	$—	$—	$—	ADVA	$—	$—
Agility	—	—	—	Agility	—	—
Avici Systems	—	—	—	Avici Systems	—	—
BaySpec	3.1	1.4	—	BaySpec	0.1	1.2
Epion	0.1	0.2	—	Epion	—	—
Fabrinet	73.0	31.1	1.8	Fabrinet	17.4	2.3
Iridian	—	—	—	Iridian	—	—
Lynx	—	—	—	Lynx	—	—
Micralyne	1.3	0.2	0.3	Micralyne	—	0.1
Santur	0.3	0.2	—	Santur	—	—
Sifam	3.2	3.7	1.1	Sifam	—	0.3
Tellabs	—	—	—	Tellabs	—	—

	$81.0	$36.8	$3.2		$17.5	$3.9

Note 17. Mergers and Acquisitions

Photonic Power Systems, Inc.

In May 2005, JDSU purchased Photonic Power Systems, Inc. (“PPS”), a privately held enterprise, for approximately $9.7 million in cash, including direct transaction costs of $0.1 million and $0.3 million in fair value of options granted to purchase 238,744 shares of JDSU common stock. The former shareholders of PPS made certain representations and warranties to JDSU and agreed to indemnify the Company against damages which might arise from a breach of those undertakings. As security for this indemnification obligation of the former PPS shareholders, JDSU retained approximately $1.5 million of the cash consideration, which is scheduled to be released on the 18 month anniversary of the acquisition date.

In addition to the $10.0 million purchase price listed above, JDSU is obligated to pay contingent cash consideration of up to $2 million if certain revenue targets are achieved during the 12 months following the acquisition date. Additional payments, if any, would increase the recorded value of goodwill.

PPS has pioneered the delivery of electrical power over fiber to drive low powered electrical circuitry. Acquiring PPS diversifies JDSU’s customer base, creates opportunities in new markets and industries, expands the Company’s investments in future optical technologies and strengthens its vertically integrated products portfolio. The transaction was accounted for as a purchase in accordance with Statement of Financial Accounting Standard No. 141 “Business Combinations” (“SFAS 141”); therefore, the tangible assets acquired were recorded at fair value on acquisition date. The initial purchase price was allocated as follows (in millions):

Intangible assets acquired:
Developed technology	$3.2
Customer relationships	0.1
Goodwill	6.7

Total purchase price	$10.0

The following table summarizes the components of the tangible assets acquired (in millions):

Inventories	$0.3
Property and equipment	0.1
Other assets and liabilities, net	(0.4)

$—

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A portion of the purchase price was allocated to developed product technology, which includes products that are already technologically feasible. PPS’s developed products technology is primarily comprised of the photovoltaic power converter, the photovoltaic power module and the optical power transceiver. The Income Approach, which is based on the premise that the value of an asset is the present value of its future earning capacity, was the primary valuation technique employed. A discount rate of 14.5% was applied to developed product technology.

The acquired intangible assets are being amortized over their estimated useful lives, which are presented in the table below:

Developed technology	9 years
Customer relationships	2 years
Weighted-average amortization period	9 years

Goodwill, which represents the excess of the purchase price over the fair value of tangible and identified intangible assets acquired, is not being amortized but will be reviewed annually for impairment, or more frequently if impairment indicators arise, in accordance with SFAS 142. Goodwill has been assigned to the CCPG operating segment and is not expected to be deductible for tax purposes under section 197 of the Internal Revenue Code. The results of operations of PPS have been included in the Company’s consolidated financial statements subsequent to the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material.

Lightwave Electronics Corporation

In May 2005, JDSU purchased Lightwave Electronics Corporation (“Lightwave”) for approximately $67.2 million in cash, including $0.5 million of direct transaction costs incurred in connection with the acquisition. The former shareholders of Lightwave made certain representations and warranties to JDSU and agreed to indemnify the Company against damages which might arise from a breach of those undertakings. As security for this indemnification obligation of the former Lightwave shareholders, JDSU retained approximately $10.8 million of the cash consideration, which is scheduled to be released on the 18 month anniversary of the acquisition date.

Lightwave is a leading provider of solid-state lasers for commercial markets including materials processing, semiconductor fabrication, and biotech. The acquisition reinforces the Company’s commitment to the OEM laser business and significantly strengthens our portfolio in the higher-growth diode-pumped solid-state laser markets. The transaction was accounted for as a purchase in accordance with SFAS 141; therefore, the tangible assets acquired were recorded at fair value on acquisition date. The initial purchase price was allocated as follows (in millions):

Net tangible assets acquired	$14.9
Intangible assets acquired:
Developed technology	22.7
Customer relationships	4.3
In-process research & development	1.1
Patent	0.5
Trademark/trade name	0.5
Goodwill	23.2

Total purchase price	$67.2

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the components of the tangible assets acquired (in millions):

Inventories	$9.4
Property and equipment	1.4
Other assets and liabilities, net	4.1

Net tangible assets acquired	$14.9

A portion of the purchase price was allocated to developed product technology and in-process research and development (“IPR&D”). They were identified and valued through an analysis of data provided by Lightwave concerning developmental products, their stage of development, the time and resources needed to complete them, target markets, their expected income generating ability and associated risks. The Income Approach, which is based on the premise that the value of an asset is the present value of its future earning capacity, was the primary valuation technique employed. Discount rates of 13.5% and 17.5% were applied to developed product technology and IPR&D, respectively.

Developed product technology, which includes products that are already technologically feasible, is primarily comprised of a portfolio of solid-state lasers used for applications such as PC board via-hole drilling, wafer singulation for solar cells and LEDs, wafer inspection and alignment, memory repair, and ultraviolet flow cytometry and confocal microscopy.

Developmental projects that had not reached technological feasibility and had no future alternative uses were classified as IPR&D and expensed on the acquisition date. Efforts required to develop IPR&D into commercially viable products include the planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements.

The acquired intangible assets are being amortized over their estimated useful lives, which are presented in the table below:

Developed product technology	9 years
Customer relationships	5 years
Patent	3 years
Trademark/trade name	10 years
Weighted-average amortization period	8 years

Goodwill, which represents the excess of the purchase price over the fair value of tangible and identified intangible assets acquired, is not being amortized but will be reviewed annually for impairment, or more frequently if impairment indicators arise, in accordance with SFAS 142. Goodwill has been assigned to the CCPG operating segment and is not expected to be deductible for tax purposes under section 197 of the Internal Revenue Code. The results of operations of Lightwave have been included in the Company’s consolidated financial statements subsequent to the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material.

Advanced Digital Optics, Inc.

In July 2004, the Company purchased Advanced Digital Optics, Inc. (“ADO”), a manufacturer of optical components and assemblies for communications and display markets, for approximately $10.9 million in cash, including direct transaction costs of $0.4 million. JDSU was an investor in ADO prior to the acquisition;

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

therefore, the purchase price is stated net of the fair market value of JDSU owned shares at transaction date of approximately $2.8 million. The Company did not recognize any gain or loss on investment in connection with the purchase of ADO.

The Company believes the acquisition will extend its capabilities in the design and manufacture of microdisplay light engines that deliver leading performance and image quality for the high definition television market.

The transaction was accounted for as a purchase in accordance with SFAS 141; therefore, the tangible assets acquired were recorded at fair value on acquisition date. The initial purchase price was allocated as follows (in millions):

Net tangible assets acquired	$(2.3)
Intangible assets acquired:
Existing technology	6.5
Goodwill	6.7

Total purchase price	$10.9

The following table summarizes the components of the tangible assets (liabilities) acquired (in millions):

Inventories	$0.2
Property and equipment	0.1
Other assets and liabilities, net	(2.6)

Net tangible assets acquired	$(2.3)

Subsequent to the acquisition, JDSU recorded adjustments to the initial purchase price allocation which increased the value of net tangible assets and decreased the value of goodwill by $0.5 million. The adjustments resulted primarily from offsetting a liability to a former shareholder against $0.7 million contractually owed to JDSU but not previously recognized due to the uncertainty of collection. This gain was partially offset by the cost of terminating ADO operating leases.

A portion of the purchase price was allocated to developed product technology, which includes products that are already technologically feasible. ADO’s developed product technology is primarily comprised of specialty light engines and related products. The Income Approach was the primary valuation technique employed. A discount rate of 19.0% was applied to developed product technology. All of the acquired intangible assets are being amortized over their estimated useful lives of three years.

Goodwill, which represents the excess of the purchase price over the fair value of tangible and identified intangible assets acquired, is not being amortized but will be reviewed annually for impairment, or more frequently if impairment indicators arise, in accordance with SFAS 142. Goodwill has been assigned to the CCPG operating segment and is not expected to be deductible for tax purposes under section 197 of the Internal Revenue Code. The results of operations of ADO have been included in the Company’s financial statements subsequent to the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

E2O Communications:

On May 17, 2004, JDSU purchased E2O Communications Incorporated (“E2O”) for approximately $60.2 million in cash, including $0.2 million of direct transaction costs incurred in connection with the acquisition. Of the $60.2 million purchase price, $0.4 million and $3.7 million remained to be paid and were recorded as other current liabilities on the Company’s consolidated balance sheets at June 30, 2005 and June 30, 2004, respectively. These accrued amounts represent cash to be paid in exchange for E2O’s remaining outstanding common stock.

The former shareholders of E2O made certain representations and warranties to JDSU and agreed to indemnify the Company against damages which might arise from a breach of those undertakings. As security for this indemnification obligation of the former E2O shareholders, and to settle and outstanding third party law suit, JDSU retained approximately $5.5 million of the cash consideration. The Company released these retained amounts in May 2005.

E2O is a manufacturer of high-performance fiber optic components and modules for the computer storage, internetworking and communication markets. The Company believes the acquisition will extend its product portfolio and customer base in the optical transceiver market. The transaction was accounted for as a purchase in accordance with SFAS 141; therefore, the tangible assets acquired were recorded at fair value on the acquisition date. The initial purchase price was allocated as follows (in millions):

Net tangible assets acquired	$12.5
Intangible assets acquired:
Developed technology	6.2
Customer relationships	2.3
Supply agreements	0.4
In-process research and development	2.6
Goodwill	36.2

Total purchase price	$60.2

The following table summarizes the components of the tangible assets acquired:

Inventories	$5.4
Property and equipment	8.9
Other assets and liabilities, net	(1.8)

$12.5

During fiscal 2005, JDSU recorded certain adjustments to the initial purchase price allocation which decreased the value of net tangible assets and increased the value of goodwill by $2.6 million. The Company wrote off $1.5 million in leasehold improvements, accrued $1.0 million for lease termination costs, employee severance expenses, and sales and warranty reserves, and incurred additional direct transaction costs of $0.1 million.

A portion of the purchase price was allocated to developed product technology and in-process research and development (“IPR&D”). They were identified and valued through an analysis of data provided by E2O concerning developmental products, their stage of development, the time and resources needed to complete them, if applicable, target markets, their expected income generating ability and associated risks. The Income Approach was the primary valuation technique employed. Discount rates of 19% and 22% were applied to developed product technology and IPR&D, respectively.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The acquired developed product technology, which is comprised of products that are already technologically feasible, included small form factor transceivers, gigabit interface converters, and the positive-intrinsic-negative (“PIN”) portion of optical receivers. The acquired developed product technology represents the optical transceiver business’ trade secrets and patents developed through years of experience in the design, package and manufacture of optical transceiver products for storage area networks and local area networks.

Developmental projects that had not reached technological feasibility and had no future alternative uses were classified as IPR&D and expensed on the acquisition date. Efforts required to develop IPR&D into commercially viable products include the planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements.

The acquired intangible assets are being amortized over their estimated useful lives, which are presented in the table below:

Developed technology	5 years
Customer relationships	3 years
Supply agreements	3 years
Weighted-average amortization period	4 years

The acquisition was accounted for as a purchase in accordance with SFAS 141, and accordingly, the tangible assets acquired were recorded at their fair value at the date of acquisition. The results of operations of E2O have been included in the Company’s consolidated financial statements subsequent to the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material.

Ditech Communications:

On July 16, 2003, the Company purchased certain assets of the optical communications business of Ditech Communications (“Ditech”) for approximately $1.6 million in cash. Direct transaction costs incurred in connection with the acquisition were immaterial. Under terms of the purchase agreement, JDSU retained approximately $0.2 million of the cash consideration as security for certain representations and warranties made by Ditech to indemnify the Company against damages which might arise from a breach of those undertakings. The Company expects final settlement of this balance with Ditech during fiscal 2006.

In addition to the $1.6 million purchase price, JDSU is obligated to pay contingent cash consideration of up to $4.9 million, of which $0.9 million is based on the level of inventory purchased from Ditech and sold by the Company during fiscal 2004, and $4.0 million is based on revenues generated by the acquired business through fiscal 2005. Upon timely notice by JDSU, Ditech is required to repurchase specified inventories not used during fiscal 2004. During fiscal 2005, JDSU notified Ditech of its intention to return these inventories. The net amount receivable by JDSU was approximately $0.6 million at June 30, 2005.

For fiscal 2005 and 2004, the Company accrued contingent consideration based on revenues of approximately $0.4 million and $0.9 million, respectively. Approximately $0.8 million and $0.4 million were recorded as other current liabilities on the Company’s balance sheets at June 30, 2005 and 2004, respectively. Contingent payments based on revenue have been accounted for as goodwill. The Company expects final settlement of the remaining balances with Ditech during fiscal 2006.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company believes that the acquisition adds to its abilities to integrate optics, electronics and software in subsystems for optical equipment manufacturers. The transaction was accounted for as a purchase in accordance with SFAS 141; therefore, the tangible assets acquired were recorded at fair value on acquisition date. The initial purchase price was allocated as follows (in millions):

Net tangible assets acquired	$1.5
Intangible assets acquired:
Developed technology	0.1

Total purchase price	$1.6

The following table summarizes the components of the net tangible assets acquired (in millions):

Inventories	$1.0
Property and equipment	0.5

Net tangible assets acquired	$1.5

Existing technology is being amortized over its estimated useful life of three years.

The results of operations of Ditech have been included in the Company’s consolidated financial statements subsequent to the date of acquisition under the CPG operating segment. Pro forma results of operations have not been presented because the effect of the acquisition was not material.

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

The initial purchase price allocation was as follows (in millions):

Net tangible assets acquired	$1.0
Intangible assets acquired:
Developed technology	1.0
Goodwill	4.6

Total purchase price	$6.6

The following table summarizes the components of the net tangible assets acquired (in millions):

Inventories	$0.4
Property, plant and equipment	0.6

Net tangible assets acquired.	$1.0

During fiscal 2004, the Company recorded an adjustment to the initial purchase price allocation of $0.1 million which decreased the value of net tangible assets and increased the value of goodwill.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The developed technology is being amortized over its estimated useful life of four years.

Goodwill of $4.6 million has been assigned to the CPG segment.

The acquisition was accounted for as a purchase under SFAS 141, and accordingly, the tangible assets acquired were recorded at their fair value at the date of the acquisition. The results of operations of TriQuint have been included in the Company’s financial statements subsequent to the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material.

L.A. Label:

On January 21, 2003, the Company acquired L.A. Label Corporation (“LAL”), a supplier of pressure-sensitive labels for a variety of industrial and commercial applications. The Company believes that the acquisition will expand its capability to provide integrated optical technology solutions for product security and brand authentication markets. The consideration consisted of $19.4 million in cash, of which $17.4 million has been paid to the former shareholders of LAL. At the time of the acquisition, the Company retained $2.0 million of the cash consideration for any liabilities the Company may have incurred resulting from any breach of general representations or warranties made by the former shareholders of LAL. The retained amount was paid to the former shareholders of LAL in July 2004. Direct transaction costs incurred in connection with the acquisition were immaterial.

The purchase price allocation was as follows (in millions):

Net tangible assets acquired	$4.5
Intangible assets acquired:
Customer relationships	4.4
Trademark / tradename	2.9
Internal use software	0.5
Goodwill	7.1

Total purchase price	$19.4

Intangible assets are being amortized over estimated useful lives of five years for customer relationship, ten years for trademark / trade name, and five years for internal use software. The weighted-average amortization period for intangible assets in total is seven years.

Goodwill of $7.1 million has been assigned to the CCPG segment. The acquisition was accounted for as a purchase under SFAS 141, and accordingly, the tangible assets acquired and liabilities assumed were recorded at their fair value at the date of the acquisition. The results of operations of LAL have been included in the Company’s financial statements subsequent to the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The acquisition was accounted for as a purchase in accordance with SFAS 141, and accordingly, the assets acquired and liabilities assumed were recorded at their estimated fair value at the date of the acquisition. The results of operations of the transceiver/transponder unit have been included in the Company’s consolidated financial statements subsequent to the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the components of the net tangible liabilities assumed (in millions):

Accounts receivables	$0.2
Inventories	0.8
Property, plant and equipment	2.7

Total assets acquired	$3.7

Accounts payable	(0.8)
Loan payable	(2.5)
Other liabilities	(0.7)

Total liabilities assumed	(4.0)

Net tangible liabilities assumed	$(0.3)

A portion of the purchase price has been allocated to existing technology and acquired IPR&D. They were identified and valued through analysis of data provided by OptronX concerning developmental products, their stage of development, the time and resources needed to complete them, their expected income generating ability, target markets and associated risks. The Income Approach was the primary technique used in valuing the developed technology. The discount rate used was 20%.

Those developmental projects that had not reached technological feasibility and had no future alternative uses were classified as IPR&D and expensed on the acquisition date. The nature of the efforts required to develop the IPR&D into commercially viable products principally relates to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements.

Goodwill of $5.1 million has been assigned to the CPG segment..

Note 18. Operating Segments and Geographic Information

The Company evaluates its reportable segments in accordance with Financial Accounting Standard No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). For fiscal year 2005 the Company’s Chief Executive Officer, Kevin J. Kennedy was the Company’s Chief Operating Decision Maker (“CODM”) pursuant to SFAS 131. The CODM allocates resources to the segments based on their business prospects, competitive factors, net revenue and operating results.

The Company designs and manufactures products for fiber optic communications, as well as for markets where its core optics technologies provide solutions for industrial, commercial and consumer applications. The two reportable segments are:

(i)	Communications Products Group:

The CPG segment provides components, modules and subsystems used by communications equipment providers for telecommunications, data communications, and cable television networks. These products enable the transmission of video, audio and text data over high-capacity fiber optic cables. These products include transmitters, receivers, amplifiers, multiplexers and demultiplexers, add/drop modules, switches, optical performance monitors and couplers, splitters and circulators. We also provide test and measurement equipment used to assess performance of optical components in manufacturing, research and development, system development and network maintenance.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(ii)	Commercial and Consumer Products Group:

The CCPG segment provides lasers, coated optics and assemblies for defense, aerospace, instrumentation, semiconductor, biomedical and other applications. We also provide document authentication, brand protection and product differentiation solutions for a range of public and private sector markets. The products we provide for these applications control, enhance and modify the behavior of light utilizing its reflection, absorption and transmission properties to achieve specific effects such as high reflectivity, anti-glare and spectral filtering. Specific product applications include computer monitors and flat panel displays, projection systems, photocopiers, facsimile machines, scanners, security products and decorative surface treatments.

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

Information on reportable segments is as follows (in millions):

	Years Ended June 30,
	2005	2004	2003
Net revenue
Communications Product Group	$422.2	$317.4	$333.0
Commercial and Consumer Products Group	290.0	318.5	342.9

Net revenue from external customers	$712.2	$635.9	$675.9

Operating income (loss)
Communications Product Group	$(54.2)	$(43.4)	$(167.4)
Commercial and Consumer Products Group	11.1	54.8	54.8

Operating income (loss) by reportable segments	(43.1)	11.4	(112.6)
All other operating loss	(70.6)	(101.3)	(146.4)
Unallocated amounts:
Acquisition-related charges and amortization of intangibles	(20.9)	(20.3)	(71.1)
Reduction of goodwill, other intangibles and other long-lived assets	(69.8)	(51.8)	(393.6)
Restructuring charges	(18.2)	(11.5)	(121.3)
Other realignment charges	(11.7)	(6.8)	(55.7)
Interest and other income/(loss), net	(19.7)	22.7	32.5
Loss on sale of subsidiaries’ assets	(4.7)	—	(2.2)
Gain on sale of investments	20.0	41.2	4.0
Reduction in fair value of investments	(9.2)	(3.8)	(45.4)
Loss on equity method investments, net	(6.7)	(8.2)	(8.5)

Loss before income taxes and cumulative effect of an accounting change	$(254.6)	$(128.4)	$(920.3)

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company operates primarily in three geographic regions: Americas, Europe and Asia-Pacific. The following table presents net revenue and identifiable assets by geographic regions (in millions):

	Years Ended June 30,
	2005	2004	2003
Net revenue:
Americas	$466.6	$406.9	$474.6
Europe	132.4	124.1	113.0
Asia-Pacific	113.2	104.9	88.3

Total net revenue	$712.2	$635.9	$675.9

	June 30,
	2005	2004
Property, plant and equipment, net
Americas	$130.1	$151.9
Europe	0.6	4.6
Asia-Pacific	31.4	39.0

Total long-lived assets	$162.1	$195.5

Net revenue was assigned to geographic regions based on the customers’ shipment locations. Long-lived assets, namely net property, plant and equipment were identified based on the operations in the corresponding geographic areas. China held 18% of total net property, plant and equipment in both fiscal 2005 and 2004. This represents $29.5 million and $35.1 million in fiscal 2005 and 2004, respectively.

During fiscal 2005 and 2004, no customer accounted for more than 10% of net revenue. During fiscal 2003, Texas Instruments (a customer of our CCPG segment) accounted for 12% of net revenue.

Note 19. Sale of Subsidiaries’ Net Assets

During the fourth quarter of fiscal 2005, the Company completed the sale of Casix, a subsidiary located in Fuzhou, China, to Fabrinet, a contract manufacturing company whose principal operations are in Thailand. As part of the transaction, the Company will receive cash of approximately $10.5 million payable in quarterly installments through March 31, 2009. The Company recognized a loss of $4.7 million on the sale and Fabrinet has assumed full management control of Casix. In connection with the sale, the Company and Fabrinet have entered into a strategic supply relationship under which Fabrinet will supply the Company with certain products formerly manufactured at these facilities.

The Company realized no net gain (loss) on the sale of subsidiaries’ net assets during fiscal 2004.

The following table summarizes the net gain (loss) the Company realized on the sale of the net assets of three subsidiaries during fiscal 2003 (in millions):

Gain on sale of Cronos	$0.2
Loss on sale of SIFAM	(0.7)
Loss on sale of Epion	(1.7)

Total	$(2.2)

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the second quarter of fiscal 2003, the Company completed the sale of the majority of the assets of Cronos, a subsidiary located in Raleigh, North Carolina, to MEMSCAP, a supplier of optical micro-electro-mechanical system (“MEMS”) solutions located in France. As part of the transaction, JDSU received 10.5 million shares of MEMSCAP valued at $4.1 million. In addition, the Company received warrants to purchase up to 6.5 million shares of MEMSCAP based on the future performance of Cronos over a 30-month period following the completion of the sale. In connection with the sale, the Company and MEMSCAP entered into a long-term strategic supply relationship, under which MEMSCAP will supply the Company with MEMS products. JDSU’s investment in MEMSCAP is a component of “Short-term investments” in the Company’s Consolidated Balance Sheets and was valued at $4.0 million and $4.2 million as of June 30, 2005 and June 30, 2004, respectively.

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of June 30, 2005 or 2004.

Product Warranties:

In general, the Company offers a one-year warranty for most of its products in the CPG, and a three-month to one-year warranty for most of its products in the CCPG. The Company provides reserves for the estimated costs of product warranties at the time revenue is recognized. The Company estimates the costs of its warranty obligations based on its historical experience of known product failure rates, use of materials to repair or replace defective products and service delivery costs incurred in correcting product failures. In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise with specific products. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the changes in the Company’s warranty reserve during 2005 and 2004 (in millions):

	2005	2004
Balance as of beginning of year	$25.1	$52.4
Provision for warranty	3.6	8.8
Utilization of reserve	(2.8)	(17.0)
Adjustments related to pre-existing warranties (including changes in estimates)	(18.6)	(19.1)

Balance as of end of year	$7.3	$25.1

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

In connection with this patent license agreement, the Company will incur a minimum royalty obligation of $4.0 million for calendar 2005 and additional minimum royalty obligations of $4.5 million in each of calendar years 2006 and 2007 to maintain the license. JDSU may terminate the license agreement effective as of the first day of any calendar quarter with 60 days prior written notice.

Note 22. Subsequent Events

Announcement of proposed reverse stock split

On September 23, 2005, the Company announced that stockholders of record as of October 11, 2005 will be invited to approve a proposal to amend the Company’s Certificate of Incorporation to authorize a reverse stock split of the outstanding shares of the Company’s common stock and the outstanding Exchangeable Shares issued by its subsidiary JDS Uniphase, Inc. This amendment would also include approval of the reduction of the number of authorized shares of common stock of the Company from 6,000,000,000 to 1,000,000,000. In addition, the reverse stock split proposal impacts any convertible securities of the Company, including outstanding options to purchase shares of common stock and the Company’s outstanding Zero Coupon Senior Convertible Notes due in 2010 which are convertible into the Company’s common stock.

If approved by Stockholders, the proposal would authorize a reverse stock split in the range of one-for-eight to one-for-ten. The decision to effect a reverse stock split, the timing of the same, and which of the approved split ratios to effect, would be at the discretion of our Board of Directors and could be implemented at any time prior to December 1, 2006. The authorization would expire after this date.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Acquisition of Agility Communications, Inc.

On September 8, 2005, the Company announced the acquisition of Agility Communications, Inc. (“Agility”), a leading provider of widely tunable laser solutions for optical networks. The acquisition is expected to 1) solidify JDSU’s leadership position in the rapidly growing market for tunable lasers and transponders; 2) offer an optimal path to high volume, high yield, tunable, pluggable solutions when combined with JDSU’s manufacturing scalability; and 3) establish JDSU as the broadest end-to-end agile optical network portfolio provider in the marketplace today. The acquisition is expected be completed by the second quarter of fiscal 2006.

Sale of ADVA shares

In September 2005, the Company sold 4,269,617 shares of ADVA’s common stock for $29.1 million, with an estimated gain of $28.9 million. After the sale, the Company’s ownership in ADVA is approximately 12%.

Acquisition of Acterna, Inc.

On August 3, 2005, the Company completed the acquisition of privately held Acterna, Inc. (“Acterna”), a leading worldwide provider of broadband and optical test and measurement solutions for telecommunications and cable service providers and network equipment manufacturers, for approximately $450.0 million in cash and $310.0 million in JDS Uniphase’s common stock, which equated to approximately 200 million shares. Starting the first quarter of fiscal 2006, the addition of Acterna’s Test and Measurement business will comprise a new reportable segment to the Company’s business.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 23. Quarterly Financial Information (Unaudited)

The following table presents the Company’s quarterly consolidated statements of operations for fiscal 2005 and 2004 (in millions, except per share data):

	June 30, 2005 (4)	March 31, 2005	December 31, 2004	September 30, 2004	June 30, 2004 (2)	March 31, 2004	December 31, 2003 (1)	September 30, 2003
Net revenue	$170.9	$166.3	$180.5	$194.5	$174.5	$161.4	$152.6	$147.4
Cost of sales	142.8	141.5	150.7	151.6	133.0	121.0	120.5	115.6

Gross profit (loss)	28.1	24.8	29.8	42.9	41.5	40.4	32.1	31.8
Operating expenses:
Research and development	22.3	22.5	24.4	24.5	25.1	25.6	24.1	24.7
Selling, general and administrative	38.6	38.0	43.5	37.2	33.5	35.6	34.6	41.0
Amortization of other intangibles	5.5	4.8	4.8	4.7	4.3	3.9	3.9	3.9
Acquired in-process research and development	1.1	—	—	—	2.6	—	—	—
Reduction of goodwill	53.7	—	—	—	—	—	—	—
Reduction of other long-lived assets	9.0	2.6	—	4.5	(2.0)	10.5	38.4	4.9
Restructuring charges	7.6	1.5	3.8	5.3	4.0	1.7	9.4	(3.6)

Total operating expenses	137.8	69.4	76.5	76.2	67.5	77.3	110.4	70.9

Loss from operations	(109.7)	(44.6)	(46.7)	(33.3)	(26.0)	(36.9)	(78.3)	(39.1)
Interest and other income, net	(33.1)	5.4	5.3	2.7	6.2	5.1	8.5	2.9
Gain (loss) on sale of subsidiaries’ assets	(4.7)	—	—	—	—	—	—	—
Gain on sale of investments	15.7	2.0	2.0	0.3	1.8	19.2	19.6	0.6
Reduction in fair value of investments	(0.8)	(3.4)	(2.7)	(2.3)	—	(1.5)	(1.1)	(1.2)
Loss on equity method investments	(3.2)	0.2	(0.8)	(2.9)	(1.7)	(0.5)	(4.7)	(1.3)

Loss before income taxes and cumulative effect of an accounting change	(135.8)	(40.4)	(42.9)	(35.5)	(19.7)	(14.6)	(56.0)	(38.1)
Income tax expense (benefit)	9.9	(1.8)	(1.9)	0.5	1.9	(7.3)	2.5	(12.9)

Loss before cumulative effect of an accounting change	(145.7)	(38.6)	(41.0)	(36.0)	(21.6)	(7.3)	(58.5)	(25.2)
Cumulative effect of an accounting change					—	—	—	(2.9)

Net loss	$(145.7)	$(38.6)	$(41.0)	$(36.0)	$(21.6)	$(7.3)	$(58.5)	$(28.1)

Net loss per share—basic and diluted (3)	$(0.10)	$(0.03)	$(0.03)	$(0.02)	$(0.01)	$(0.01)	$(0.04)	$(0.02)

Shares used in per share calculation—basic and diluted	1,448.2	1,446.7	1,444.1	1,442.4	1,440.2	1,438.3	1,435.0	1,433.4

(1)	For the quarterly period ended December 31, 2003, the Company reclassified $2.2 million from selling, general and administrative expense into cost of sales in connection with a patent license settlement to cost of sales.
(2)	For the quarterly period ended June 30, 2004, the Company has recognized $5.0 million tax benefit related to the prior financial reporting period ended June 30, 2002. The Company has identified U.S. net operating losses for fiscal year 2002 available for carryback to pre-acquisition taxable years of acquired subsidiaries that will result in approximately $5.8 million of tax refunds.
(3)	Net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net loss per share does not equal the annual net loss per share.
(4)	For the quarterly period ended June 30, 2005, the Company recorded adjustments for a number of items, including other expense of $16.9 million to write off currency translation adjustments for foreign entities substantially liquidated in prior periods. The impact of these adjustments on our fourth quarter loss from operations, net loss and net loss per share was an increase of $0.2 million, decrease of $18.6 million and an increase of $0.01, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

As of June 30, 2005, JDS Uniphase carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the material weaknesses in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

(b) Management’s Report on Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles (GAAP). Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements.

A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is a more than a remote likelihood that a misstatement of the company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As of June 30, 2005, our management assessed the effectiveness of our internal control over financial reporting. In making its assessment of internal control over financial reporting, management used the criteria used by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. In performing the assessment, management identified the following control deficiencies that we have concluded are material weaknesses in internal control over financial reporting as of June 30, 2005:

■	A material weakness in the design and operating effectiveness of controls related to documentation and analysis of goodwill impairment under Financial Accounting Standards Board Statement No. 142,

Goodwill and Other Intangible Assets. This material weakness impacts the Company’s ability to report financial information related to goodwill and resulted in a material adjustment to the goodwill impairment expense recorded in the fourth quarter of fiscal 2005.

In addition to the adjustment identified above, various other adjustments were identified and recorded in a number of significant accounts in the fourth quarter of fiscal 2005, for which the Company believes the following entity-level material weaknesses are the underlying root causes:

■	A material weakness in the control environment due to an insufficient number of qualified resources with the required proficiency to apply the Company’s accounting policies in accordance with U.S. GAAP. This material weakness resulted in adjustments to several significant accounts. The accounts most affected include foreign currency translation, restructuring accruals and investments.

■	A material weakness in information and communication due to insufficient processes and controls in the identification, capture and timely communication of financially significant information between certain parts of our organization and the finance department to that precludes finance from accounting for transactions in a complete, appropriate and timely manner. This material weakness resulted in adjustments to several significant accounts. The accounts most affected include inventory and stock-based compensation.

■	A material weakness in control activities associated with complex and non-routine transactions and estimation processes, due to inadequate documentation and review of accounting procedures and analyses. This material weakness resulted in adjustments to several significant accounts. The areas most affected include revenue, investments, and the statement of cash flows.

These material weaknesses impact the Company’s ability to report financial information and could affect all of our significant financial statement accounts. Because of the material weaknesses described above, our management has concluded that as of June 30, 2005, our system of internal control over financial reporting was not effective based on the COSO criteria in Internal Control—Integrated Framework.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on our assessment of our internal control over financial reporting which is included elsewhere herein.

(c) Remediation efforts to address material weaknesses

The material weaknesses arise from several areas within the organization, including a series of complex transactions in fiscal year 2005, the consolidation of manufacturing operations and acquisitions and divestitures, all of which were undertaken to improve our business model and collectively represented a significant undertaking. Our financial management resources were significantly constrained by these activities. Concurrently, the finance organization experienced significant turnover of the senior financial managers and staff during the second half of 2005 including transitions in the positions of Chief Financial Officer and Corporate Controller in March 2005 and May 2005, respectively.

We have been, and intend to continue, planning and implementing changes to our processes to improve our internal control over financial reporting. The following are steps we have taken, or intend taking, to remediate the conditions leading to the above stated material weaknesses:

A material weakness in the design and operating effectiveness of controls related to the documentation and analysis related to the impairment of goodwill under Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets.

■	Identify complex, non-routine transactions in the pre-close and post-close balance sheet review meetings, and centralize the review of potentially material complex, non-routine transactions such as impairment of long lived assets.

■	Initiate plans to add and retain technical accounting personnel and continue the search for qualified candidates. This process will require time to hire and train personnel and build institutional knowledge.

A material weakness in the control environment due to an insufficient number of qualified resources with the required proficiency to apply the Company’s accounting policies in accordance with U.S. GAAP.

■	Identify complex, non-routine transactions in the pre-close and post-close balance sheet review meetings, and centralize the review of potentially material complex, non-routine transactions such as impairment of long lived assets and foreign currency translations which includes improving the documentation and detailed review of memoranda to support significant judgments and estimates each quarter. We will develop procedures to determine that qualified, senior level personnel within the finance organization are responsible for the review and approval of the accounting treatment for these types of transactions.

■	Initiate plans to add and retain technical accounting personnel and continue the search for qualified candidates. This process will require time to hire and train personnel and build institutional knowledge.

A material weakness in information and communication due to insufficient processes and controls in the identification, capture and timely communication of financially significant information between certain parts of our organization and the finance department that precludes finance from accounting for transactions in a complete, appropriate and timely manner.

■	Increase finance staff to support and participate in business operations in the Legal, Human Resources, Mergers and Acquisitions functions, and back fill open positions in Manufacturing Finance. Specifically, finance will establish quarterly reviews and other processes, as appropriate, to identify transactions with significant financial impact. This process will require time to hire and train personnel and build institutional knowledge.

■	Continue to implement basic controls and finance training for managers and process owners.

■	Document historically significant transactions and disseminate the related documentation and information to the proper individuals to ensure the proper accounting in the current period.

A material weakness in control activities associated with complex and non-routine transactions and estimation processes, due to inadequate documentation and review of accounting procedures and analyses.

■	Identify complex, non-routine transactions in the pre-close and post-close balance sheet review meetings, and centralize the review of potentially material complex, non-routine transactions. All such transactions will be identified, documented, and distributed to finance for evaluation and approval. We will develop procedures to determine that qualified, senior level personnel within the finance organization are responsible for the review and approval of the accounting treatment for these types of transactions.

■	Initiate plans to add and retain technical accounting personnel and continue the search for qualified candidates. This process will require time to hire and train personnel and build institutional knowledge.

■	Centralize the review of complex highly judgmental areas such as goodwill impairment, inventory valuation, and other similar areas.

■	Increase the level of analysis and review of transactions.

■	Document historically significant transactions and disseminate the related documentation and information to the proper individuals to ensure the proper accounting in the current period.

Not withstanding the above-mentioned weaknesses, we believe that the consolidated financial statement included in this report fairly present our consolidated financial position as of, and the consolidated results of operations for the year ended, June 30, 2005.

(d) Changes in internal controls

Although we have already taken some actions to remediate these material weaknesses, further action is required to complete our remediation including the addition of finance staff and the development and implementation of enhanced processes. Our management will monitor closely the implementation of our remediation plan. The effectiveness of the steps we have taken to date and the steps we are still in the process of completing is subject to continued management review, as well as Audit Committee oversight, and we may make additional changes to our internal control over financial reporting.

There have been no significant changes in our internal control since June 30, 2005. Refer to Item 9A (c) for a discussion of remediation activities in connection with the material weaknesses in internal control over financial reporting identified above.

(e) Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors and all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the Company’s executive officers and directors required by this Item is incorporated by reference to the section entitled “Proposal One—Elections of Directors” in the Company’s Definitive Proxy Statement in connection with the 2005 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended June 30, 2005. Information required by Item 405 of Regulation S-K is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

JDS UNIPHASE CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in millions)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deduction(1)	Balance at End of Period
Allowance for doubtful accounts:
Year ended June 30, 2005	$11.8	$0.7	$(9.5)	$3.0
Year ended June 30, 2004	22.7	(4.4)	(6.5)	11.8
Year ended June 30, 2003	42.9	(3.4)	(16.8)	22.7

(1)	Charges for uncollectible accounts, net of recoveries

3.	See Item 15(b)

(b)	Exhibits:

Exhibit Number	Exhibit Description
3.1(1)	Restated Certificate of Incorporation.

3.2(2)	Certificate of Designation of the Series A Preferred Stock.

3.3(3)	Certificate of Designation of the Series B Preferred Stock.

3.4(4)	Certificate of Designation of the Special Voting Stock.

3.5(26)	Amended and Restated Bylaws of JDS Uniphase Corporation.

4.1(5)	Exchangeable Share Provisions attaching to the Exchangeable Shares of JDS Uniphase Canada Ltd. (Formerly 3506967 Canada Inc.).

4.2(6)	Voting and Exchange Trust Agreement between JDS Uniphase, JDS Uniphase Canada Ltd. and CIBC Mellon Trust Company.

4.3(7)	Exchangeable Share Support Agreement between JDS Uniphase, JDS Uniphase Canada Ltd. and JDS Uniphase Nova Scotia Company.

4.4(8)	Registration Rights Agreement between JDS Uniphase, JDS Uniphase Canada Ltd. and The Furukawa Electric Co., Ltd.

4.5(9)	Fifth Amended and Restated Rights Agreement between JDS Uniphase and American Stock Transfer & Trust Company.

4.6(17)	Amended and Restated Rights Agreement between JDS Uniphase Canada Ltd. and CIBC Mellon Trust Company (Amended and Restated as of February 6, 2003).

4.7(24)	Indenture dated October 31, 2003.

10.1(10)	Support Agreement between Uniphase Corporation, 3506967 Canada Inc., The Furukawa Electric Company, Ltd., and JDS FITEL Inc.

10.2(11)	Amended and Restated 1993 Flexible Stock Incentive Plan (Amended and Restated as of November 9, 2001).

10.3(12)	Amended and Restated 1998 Employee Stock Purchase Plan (Amended and Restated as of July 31, 2002).

10.4(13)	Amended and Restated 1999 Canadian Employee Stock Purchase Plan (Amended and Restated as of July 31, 2002).

10.5(14)	2005 Acquisition Equity Incentive Plan.

10.6(25)	2005 Acquisition Equity Incentive Plan Form of Stock Option Award Agreement.

10.7(25)	2005 Acquisition Equity Incentive Plan Form of Restricted Stock Unit Award Agreement.

10.8(15)	Employment Agreement for Kevin J. Kennedy.

10.9(16)	Indemnification Agreement for Kevin J. Kennedy.

10.10(18)	2003 Equity Incentive Plan.

10.11(25)	Employment Agreement for John Peeler.

10.12(19)	Change of Control Agreement for Debra C. Shoquist.

10.13(20)	Change of Control Agreement for Mark Sobey.

10.14(21)	Change of Control Agreement for David Gudmundson.

Exhibit Number	Exhibit Description
10.15(22)	Change of Control Agreement for Thomas Znotins.

10.16(23)	Change of Control Agreement for Chris Dewees.

14.1(25)	Code of Business Conduct.

21.1(25)	Subsidiaries of JDS Uniphase Corporation.

23.1(25)	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on page 131).

31.1(25)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(25)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(25)	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(25)	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K/A filed February 13, 2001.
(2)	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed June 24, 1998.
(3)	Incorporated by reference to Exhibit 3(i)(d) of the Company’s Annual Report on Form 10-K filed September 28, 1998.
(4)	Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-3 filed July 14, 1999.
(5)	Incorporated by reference to the Company’s definitive Proxy Statement on Schedule 14A filed June 2, 1999.
(6)	Incorporated by reference to Exhibit 4.2 of the Company’s Annual Report on Form 10-K filed September 1, 1999.
(7)	Incorporated by reference to Exhibit 4.3 of the Company’s Annual Report on Form 10-K filed September 1, 1999.
(8)	Incorporated by reference to Exhibit 4.5 of the Company’s Annual Report on Form 10-K filed September 1, 1999.
(9)	Incorporated by reference to Exhibit 1 of the Company’s Registration Statement on Form 8-A12G/A filed February 18, 2003.
(10)	Incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K filed September 1, 1999.
(11)	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed February 11, 2002.
(12)	Incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K filed September 17, 2002.
(13)	Incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K filed September 17, 2002.
(14)	Incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed August 23, 2005.
(15)	Incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K filed September 24, 2003.
(16)	Incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K filed September 24, 2003.

(17)	Incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K filed September 24, 2003.
(18)	Incorporated by reference to the Company’s definitive Proxy Statement on Schedule 14A filed October 23, 2003.
(19)	Incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K filed September 16, 2004.
(20)	Incorporated by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K filed September 16, 2004.
(21)	Incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K filed September 16, 2004.
(22)	Incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K filed September 16, 2004.
(23)	Incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K filed September 16, 2004.
(24)	Incorporated by reference to Exhibit 4.7 of the Company’s Registration Statement on Form S-3 filed November 14, 2003.
(25)	Filed herewith.
(26)	Incorporated by reference to Exhibit 3.5 of the Company’s Annual Report on Form 10-K filed September 16, 2004.

(c)	See Item 15(a) 2.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 30, 2005	JDS UNIPHASE CORPORATION

	By:	/s/ KEVIN J. KENNEDY
Kevin J. Kennedy Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David Vellequette his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ KEVIN J. KENNEDY Kevin J. Kennedy	Chief Executive Officer (Principal Executive Officer)	September 30, 2005

/s/ DAVID VELLEQUETTE David Vellequette	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 30, 2005

/s/ RICHARD BELLUZZO Richard Belluzzo	Director	September 30, 2005

/s/ BRUCE D. DAY Bruce D. Day	Director	September 30, 2005

/s/ ROBERT E. ENOS Robert E. Enos	Director	September 30, 2005

/s/ PETER A. GUGLIELMI Peter A. Guglielmi	Director	September 30, 2005

/s/ MARTIN A. KAPLAN Martin A. Kaplan	Chairman	September 30, 2005

/s/ RICHARD T. LIEBHABER Richard T. Liebhaber	Director	September 30, 2005

/s/ CASIMIR S. SKRZYPCZAK Casimir S. Skrzypczak	Director	September 30, 2005