Form 10-K/A
period 2005-06-30
JDS UNIPHASE CORP /CA/
filed 2005-10-06
CIK 912093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

FOR ANNUAL AND TRANSITION

REPORTS PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005*

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 0-22874

JDS UNIPHASE CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	94-2579683
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1768 Automation Parkway, San Jose, California 95131

(Address of principal executive offices including Zip code)

(408) 546-5000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value of $.001 per share

Preferred Stock Purchase Rights

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

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

As of August 31, 2005, the Registrant had 1,652,154,979 shares of common stock outstanding, including 58,184,798 exchangeable shares.

Documents Incorporated by Reference: Not applicable.

*	Our fiscal year ended formally on July 2, 2005. For more information see Note 1 to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005 as filed on September 30, 2005 for information regarding Registrant’s fiscal year.

EXPLANATORY NOTE

We are filing this Form 10-K/A Amendment No. 1 to correct administrative errors in the content of Exhibits 31.1 and 31.2 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2005 as filed on September 30, 2005.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(3)	Exhibits (numbered in accordance with Item 601 of Regulation S-K)

31.1.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated October 5, 2005.

31.2.1	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated October 5, 2005.

EXHIBIT INDEX

31.1.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated October 5, 2005.

31.2.1	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated October 5, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A Amendment No. 1 to our Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 5, 2005	JDS UNIPHASE CORPORATION

	By:	/s/ DAVID VELLEQUETTE
David Vellequette Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K/A Amendment No. 1 to our Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
* Kevin J. Kennedy	Chief Executive Officer (Principal Executive Officer)	October 5, 2005

/S/ DAVID VELLEQUETTE David Vellequette	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	October 5, 2005

* Richard Belluzo	Director	October 5, 2005

* Bruce D. Day	Director	October 5, 2005

* Robert E. Enos	Director	October 5, 2005

* Peter A. Guglielmi	Director	October 5, 2005

* Martin A. Kaplan	Chairman	October 5, 2005

* Richard T. Liebhaber	Director	October 5, 2005

* Casimir S. Skrzypczak	Director	October 5, 2005

*By:	/S/ DAVID VELLEQUETTE
David Vellequette Attorney-in-Fact