Form 10-Q
period 2005-10-01
JDS UNIPHASE CORP /CA/
filed 2005-11-15
CIK 912093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2005

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

N/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock outstanding as of October 1, 2005 was 1,652,410,231 including 58,184,798 exchangeable shares of JDS Uniphase Canada Ltd. Each exchangeable share is exchangeable at any time into common stock on a one-for-one basis, entitles a holder to dividend and other rights economically equivalent to those of the common stock, and through a voting trust, votes at meetings of stockholders of the Registrant.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

JDS UNIPHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(unaudited)

	Three Months Ended
	September 30, 2005	September 30, 2004
Net revenue	$258.3	$194.5
Cost of sales	206.7	151.6

Gross profit	51.6	42.9

Operating expenses:
Research and development	33.7	24.5
Selling, general and administrative	70.4	37.2
Amortization of other intangibles	12.3	4.7
Acquired in-process research and development	19.6	—
Reduction of other long-lived assets	1.0	4.5
Restructuring charges	4.8	5.3

Total operating expenses	141.8	76.2

Loss from operations	(90.2)	(33.3)
Interest and other, net	(1.5)	2.7
Loss on sale of subsidiary	(0.4)	—
Gain on sale of investments	33.3	0.3
Reduction in fair value of investments	(2.3)	(2.3)
Loss on equity method investments	(0.4)	(2.9)

Loss before income taxes	(61.5)	(35.5)
Income tax expense	5.5	0.5

Net loss	$(67.0)	$(36.0)

Loss per share - basic and diluted	$(0.04)	$(0.02)

Shares used in per-share calculation—basic and diluted	1,581.3	1,442.4

See accompanying notes to condensed consolidated financial statements

JDS UNIPHASE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and par value data)

(unaudited)

	September 30, 2005	June 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$161.9	$511.2
Short-term investments	665.6	793.3
Accounts receivable, less allowances of $4.1 at September 30, 2005 and $3.8 at June 30, 2005	214.3	112.3
Inventories	164.6	97.4
Refundable income taxes	11.2	7.7
Other current assets	68.0	66.3

Total current assets	1,285.6	1,588.2
Property, plant and equipment, net	207.0	162.1
Deferred income taxes	2.5	4.0
Goodwill	626.5	190.2
Other intangibles, net	389.0	94.9
Long-term investments	20.6	32.6
Other assets	13.9	8.4

Total assets	$2,545.1	$2,080.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$98.5	$75.1
Accrued payroll and related expenses	49.3	30.5
Income taxes payable	39.4	27.9
Deferred income taxes	3.0	4.3
Restructuring accrual	21.5	23.0
Warranty accrual	12.6	7.3
Other current liabilities	104.6	71.7

Total current liabilities	328.9	239.8

Long-term debt	467.2	466.9
Other non-current liabilities	168.0	44.0

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock – par value $0.001: Authorized shares 1,000,000	—	—
Common stock - par value $0.001:
Authorized shares: 6,000,000,000
Issued and outstanding shares: 1,652,410,231 and 1,448,291,679 at September 30, 2005 and June 30, 2005, respectively	1.7	1.4
Additional paid-in capital	68,905.3	68,597.4
Deferred compensation	—	(4.9)
Accumulated deficit	(67,340.3)	(67,273.3)
Accumulated other comprehensive income	14.3	9.1

Total stockholders’ equity	1,581.0	1,329.7

Total liabilities and stockholders’ equity	$2,545.1	$2,080.4

See accompanying notes to condensed consolidated financial statements

JDS UNIPHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Three Months Ended
	September 30, 2005	September 30, 2004
OPERATING ACTIVITIES:
Net loss	$(67.0)	$(36.0)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	12.6	10.4
Amortization expense	12.3	4.7
Asset retirement obligations and deferred rent	3.6	—
Amortization of deferred compensation and other stock-based compensation expense	4.1	0.1
Acquired in-process research and development	19.6	—
Tax expense on sale of short term investment	3.6	—
Accretion on discount of long-term debt	0.7	0.5
Changes in short term investments	3.6	3.5
Reduction of long-lived assets	1.0	4.5
Gain on sale of investments	(33.3)	—
Reduction in fair value of investments	2.3	2.3
Loss on equity method investments	0.5	2.9
Loss on sale of subsidiaries’ assets	2.7	—
(Gain)loss on disposal of property and equipment	2.4	(0.5)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(41.4)	(15.8)
Inventories	15.6	(1.0)
Other current assets	26.1	0.6
Accounts payable	(4.6)	(16.3)
Income taxes payable	5.9	1.5
Change in deferred income taxes, net	(0.5)	—
Accrued payroll and related expenses	(2.5)	(1.7)
Other liabilities	(17.1)	(17.4)

Net cash used in operating activities	(49.8)	(57.7)

INVESTING ACTIVITIES:
Purchases of available for sale investments	(3.3)	(302.0)
Maturities and sales of investments	157.4	436.7
Acquisitions of businesses, net of cash acquired	(456.6)	(10.9)
Purchases of long term investments	(0.4)
Maturities and sales of long term investments	9.6
Purchases of property, plant and equipment	(12.9)	(8.1)
Proceeds from sale of property, plant and equipment	1.7	1.6

Net cash provided by (used in) investing activities	(304.5)	117.3

FINANCING ACTIVITIES:
Repayment of debt	—	(0.5)
Proceeds from exercise of employee stock options and employee stock purchase plan	4.7	6.7

Net cash provided by financing activities	4.7	6.2

Effect of exchange rate changes on cash and cash equivalents	0.3	1.1
Increase(decrease) in cash and cash equivalents	(349.3)	66.9
Cash and cash equivalents at beginning of period	511.2	327.5

Cash and cash equivalents at end of period	$161.9	$394.4

See accompanying notes to condensed consolidated financial statements

JDS UNIPHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The financial information as of September 30, 2005 and for the three months ended September 30, 2005 and 2004 is unaudited, but includes all normal and recurring adjustments that the Company considers necessary for a fair statement of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2005.

The balance sheet as of June 30, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results for the three months ended September 30, 2005 may not be indicative of results for the year ending June 30, 2006 or any future periods.

For the quarterly period ended September 30, 2005, the Company recorded adjustments related to the under accrual of asset retirement obligations for several of its leased facilities and the allocation of rent expense over the term of certain leases. The corrections resulted in the Company recording $7.0 million in additional expense ($2.0 million in cost of goods sold, $1.6 million in operating expense and $3.4 million in restructuring charges) in our first quarter related to prior quarters and years. Management and the Audit Committee believe that such amounts are not material to previously reported financial statements. There was no impact on net loss per share from these adjustments.

Note 1. Basis of Presentation

Fiscal Years:

The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to June 30th. The first quarters of fiscal 2006 and 2005 ended on October 1, 2005 and October 2, 2004, respectively. For the ease of discussion and comparative presentation purposes, all accompanying financial statements and footnotes thereto have been shown as ending on the last day of the calendar month.

Principles of Consolidation:

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated.

Equity investments in which we exercise significant influence but do not control and are not the primary beneficiary are accounted for using the equity method. Investments in which we are not able to exercise significant influence over the investees are accounted for under the cost method.

Use of Estimates:

The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses at the date of the financial statements and the related disclosure of contingent assets and liabilities. The Company bases estimates on historical experience and on various assumptions about the future that are believed to be reasonable based on available information. The Company’s reported financial position or results of operations may be materially different under different conditions or when using different estimates and assumptions, particularly with respect to significant accounting policies, which are discussed below. In the event that estimates or assumptions prove to differ from actual results, adjustments are made in subsequent periods to reflect more current information.

Acquisition of Acterna, Inc.

On August 3, 2005, the Company completed the acquisition of privately held Acterna, Inc. (“Acterna”), a leading worldwide provider of broadband and optical test and measurement solutions for telecommunications and cable service providers and network equipment manufacturers. Starting the first quarter of fiscal 2006, the addition of Acterna’s Test and Measurement business will comprise a new reportable segment to the Company’s business.

Reclassifications:

Certain amounts relating to the statement of cash flow and segment reporting in prior period’s financial statements have been reclassified to conform to the current year presentation.

Note 2. Recent Accounting Pronouncements

SFAS No. 154

In June 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”). The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. Opinion 20 previously required that such a change be reported as a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe the adoption of this pronouncement on July 2, 2006 will have a material impact on its financial statements.

EITF No. 05-6

In June 2005, the Emerging Issues Task Force (“EITF”) issued No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-6”). The pronouncement requires that leasehold improvements acquired in a business combination or purchase subsequent to the inception of the lease be amortized over the lesser of the useful life of the asset or the lease term that includes reasonably assured lease renewals as determined on the date of the acquisition of the leasehold improvement. This pronouncement should be applied prospectively and the Company adopted it during the first quarter of fiscal 2006. The Company does not believe this pronouncement will have an impact on its financial statements.

SFAS No. 123(R)

Effective July 3, 2005, the first day of fiscal 2006, the Company adopted Statement of Financial Accounting Standard No. 123, “Share-Based Payment (Revised 2004)” (“SFAS 123(R)”) on a modified prospective basis. As a result, the Company has included stock-based compensation costs in its results of operations for the quarter ended September 30, 2005, as more fully described in Note 4 to the Company’s condensed consolidated financial statements.

Note 3. Acquisitions

Acterna Inc.

On August 3, 2005 the Company purchased Acterna Inc. (“Acterna”) for 200,467,802 shares of JDSU with a market value of $304.7 million at measurement date and $460.0 million in cash, including $10.0 million of direct transaction costs incurred in connection with the acquisition. As of September 30, 2005, the Company had acquired all of Acterna’s outstanding common stock.

Acterna is a leading worldwide provider of broadband and optical test and measurement solutions for telecommunications and cable service providers and network equipment manufacturers. The acquisition is expected to expand the Company’s portfolio of IP-based data, voice and video products and services over long haul, metro, fiber-to-the-home, DSL and cable networks. The transaction was accounted for as a purchase in accordance with Statement of Financial Accounting Standard No. 141, “Business Combinations” (“SFAS 141”); therefore, the tangible assets acquired were recorded at fair value on acquisition date. The preliminary allocation of the purchase price was based, in part, upon a valuation and estimates, and assumptions are subject to change. The primary areas of the purchase price allocation that are not yet finalized relate to restructuring costs, certain legal matters, pension plan valuation, income and non-income based taxes and residual goodwill.

The preliminary purchase price was allocated as follows (in millions):

Net tangible assets acquired	$2.4
Intangible assets acquired:
Developed technology	198.0
Customer relationships	92.4
In-process research & development	19.6
Trademark/trade name	12.2
Customer backlog	2.1
Non-competition agreements	1.7
Goodwill	436.3

Total preliminary purchase price	$764.7

The following table summarizes the components of the tangible assets acquired at fair value (in millions):

Inventories	$83.6
Property and equipment	46.2
Deferred revenue	(6.1)
Deferred compensation	(87.2)
Deferred income tax	(32.0)
Other assets and liabilities, net	(2.1)

Net tangible assets acquired	$2.4

The current allocation of purchase price is preliminary. A portion of the purchase price was allocated to developed product technology and in-process research and development (“IPR&D”). They were identified and valued through an analysis of data provided by Acterna concerning developmental products, their stage of development, the time and resources needed to complete them, target markets, their expected income generating ability and associated risks. The Income Approach, which is based on the premise that the value of an asset is the present value of its future earning capacity, was the primary valuation technique employed. Discount rates of 10.0% and 14.0% were applied to developed product technology and IPR&D, respectively.

Developed product technology, which includes products that are already technologically feasible, is primarily comprised of a portfolio of testing, analysis, maintenance and optimization tools.

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

The acquired intangible assets are being amortized over their estimated useful lives, which are presented in the table below:

Developed technology	8 years
Customer relationships	7 years
Trademark/trade name	10 years
Customer backlog	1 year
Non-competition agreements	3 years
Weighted-average amortization period	8 years

Goodwill, which represents the excess of the purchase price over the fair value of tangible and identified intangible assets acquired, is not being amortized but will be reviewed annually for impairment, or more frequently if impairment indicators arise, in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangibles” (“SFAS 142”). Goodwill has been assigned to the Communications Test and Measurement operating segment and is not expected to be deductible for tax purposes.

The former shareholders of Acterna made certain representations and warranties to the Company and agreed to indemnify the Company against damages which might arise from a breach of those undertakings. As security for this indemnification obligation of the former Acterna shareholders, approximately $55.0 million of the cash consideration will be held in escrow until the earlier of August 31, 2006 or filing of the Company’s annual report on Form 10-K for the fiscal year ending June 30, 2006.

The Company has not currently identified any material pre-merger contingencies where a liability is probable and the amount of the liability can be reasonably estimated. However, it is reasonably possible that a tax assessment could result from an audit conducted in Germany during fiscal 2005. Acterna had a three-tier holding structure in Germany. Tax pooling structures were established between these entities beginning with the fiscal year ended March 31, 2001. During fiscal 2005 a German tax audit asserted a procedural error that could result in the tax pooling structure between two of the entities being disallowed. While the Company believes that the alleged error can be remedied and should not be sufficient to invalidate the tax pooling, there can be no assurance as to the timing or outcome of this matter. If the contested tax pooling structure is ultimately disallowed, the Company’s income tax exposure could be as much as 27.2 million EUR ($32.7 million) plus interest through the settlement date. Under the merger agreement, such a tax assessment would be paid from cash held in escrow and accounted for as a reduction in the purchase price.

In addition, the Company has assumed certain contingent U.S. income tax obligations for 2003 and 2004 of a predecessor Acterna entity. The Company has preliminarily assessed that any tax liability exposure is remote.

For other pre-merger contingencies, if information becomes available to the Company prior to the end of the purchase price allocation period which indicates that a liability is probable and the amounts can be reasonably estimated, such items will be included in the purchase price allocation.

The results of operations of Acterna have been included in the Company’s consolidated financial statements subsequent to the date of acquisition. The financial information in the table below summarizes the combined results of operations of JDSU and Acterna, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented:

	Three Months Ended
(in millions, except per share data)	September 30, 2005	September 30, 2004
Total revenues	$284.3	$300.0
Pro forma net loss	$(105.4)	$(34.2)
Pro forma net loss per share - basic and diluted	$(0.07)	$(0.02)
Reported net loss	$(67.0)	$(36.0)
Reported net loss per share - basic and diluted	$(0.04)	$(0.02)

The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the merger had taken place at the beginning of each of the periods presented. The pro forma financial information for the three months ended September 30, 2005 excluded merger related expenses of $24.4 million recorded by Acterna and a charge of $19.6 million for IPR&D. The pro forma financial information for three months ended September 30, 2004 also includes amortization charges from acquired intangible assets and acquisition costs reflected in the Company’s and Acterna’s historical statements of operations for periods prior to our Agreement and Plan of Merger.

Note 4. Stock-Based Compensation

Effective July 3, 2006, the Company adopted SFAS 123(R), using the modified prospective application transition method, which establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, over the requisite service period. The Company previously applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

Periods prior to the adoption of SFAS 123(R)

Prior to the adoption of SFAS 123(R), the Company provided the disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures.” The Company generally did not recognize stock-based compensation expense in its statement of operations for periods prior to the adoption of SFAS 123(R) as most options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123(R) to options granted under the Company’s stock-based compensation plans prior to the adoption. For purposes of this pro forma disclosure, the value of the options was estimated using a Black-Scholes-Merton (“BSM”) option-pricing formula and amortized on a straight-line basis over the respective vesting periods of the awards. Disclosures for the three months ended September 30, 2005 are not presented because stock-based payments were accounted for under SFAS 123(R)’s fair-value method during this period.

(In millions, except per share amounts)	Three Months Ended September 30, 2004
Reported net loss	$(36.00)
Add: Stock-based compensation expense included in reported net loss, net of tax	0.10
Less: Pro forma stock-based compensation expense determined under the fair value based method, net of tax	(40.30)

Pro forma net loss	$(76.20)

Reported net loss per share-basic and diluted	$(0.02)

Pro forma net loss per share-basic and diluted	$(0.05)

Adoption of SFAS 123(R)

During the quarter ended September 30, 2005, the Company recorded stock-based compensation cost totaling the amount that would have been recognized had the fair value method been applied since the effective date of SFAS 123(R). Results for prior periods have not been restated. The effect of recording stock-based compensation for the three month period ended September 30, 2005 was as follows (in millions):

Three months ended September 30, 2005
Stock-based compensation expense by type of award:
Employee stock options	$1.5
Employee stock purchase plan	1.8
Restricted shares and restricted stock units	0.8
Amounts capitalized in inventory	(0.9)

Total stock-based compensation expense	$3.2
Tax effect on stock-based compensation expense	—

Net effect on net loss	$3.2

Effect on loss per share:
Basic and diluted	$0.00

As required by SFAS 123(R), management has made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. The cumulative effect of initially adopting SFAS 123(R) was not material.

During the fourth quarter of fiscal 2005, the Company accelerated certain unvested “out-of-the-money” stock options with exercise prices equal to or greater than $2.50 per share. As a result, stock based compensation in periods subsequent to the acceleration are significantly reduced.

Stock Options: During the three months ended September 30, 2005, the Company granted approximately 13.7 million stock options with an estimated total grant-date fair value of $11.0 million. Of this amount, the Company estimated that the stock-based compensation for the awards not expected to vest was $3.8 million. During the three months ended September 30, 2005, the Company recorded stock-based compensation related to stock options of $1.5 million for all unvested options granted prior and after the adoption of SFAS 123(R).

Employee Stock Purchase Plan (ESPP): The compensation cost in connection with the plan for the three months ended September 30, 2005 was $1.8 million. This cost is amortized on a straight-line basis over a weighted-average period of approximately 0.5 years.

Restricted Shares and Restricted Stock Unit: In connection with restricted shares and restricted stock units granted, the Company recorded deferred stock compensation which presented the difference between the exercise price of the options and the fair market value of the Company’s common shares on the dates the awards were granted. This stock compensation was being amortized on a straight-line basis over the probable vesting periods of the underlying stock rewards. Through September 30, 2005, the Company has amortized approximately $1.5 million of such compensation expense, with approximately $0.8 million and an minimal amount being recorded in the three months ended September 30, 2005 and 2004, respectively.

Valuation Assumptions

In connection with the adoption of SFAS 123(R), the Company estimated the fair value of stock options using a BSM valuation model. The fair value of each option grant is estimated on the date of grant using the BSM option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Employee Stock Option Plans		Employee Stock Purchase Plans
	September 30,		September 30,
	FY 2006	FY 2005	FY 2006	FY 2005
Expected term (in years)	4.30	5.00	0.50	1.65
Volatility	62%	70%	62%	46%
Risk-free interest rate	4.01%	3.59%	3.73%	2.10%
Dividend yield	0.00%	0.00%	0.00%	0.00%

Expected Term: The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards.

Expected Volatility: The fair value of stock based payments made through the quarter ended September 30, 2004, were valued using the BSM valuation method with a volatility factor based on the Company’s historical stock prices. Commencing in the quarter ending December 31, 2004 and through the quarter ended June 30, 2005, the Company’s volatility factor was estimated using its traded options. Effective the quarter ended September 30, 2005, the Company re-evaluated the assumptions used to estimate volatility, including whether implied volatility of its traded options appropriately reflects the market’s expectations of future volatility and determined that it would use a combination of the implied volatility of its traded options and historical volatility of its stock price.

Expected Dividend: The BSM valuation model calls for a single expected dividend yield as an input. The Company has not issued any dividends.

Risk-Free Interest Rate: The Company bases the risk-free interest rate used in the BSM valuation method on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. Where the expected term of the Company’s stock-based awards do not correspond with the terms for which interest rates are quoted, the Company performed a straight-line interpolation to determine the rate from the available maturities.

Estimated Pre-vesting Forfeitures: When estimating forfeitures, the Company considers voluntary termination behavior as well as future workforce reduction programs.

Stock Option Activity

The following is a summary of options activities (amount in millions, except per share amounts):

	Options Outstanding		Weighted-Average Exercise Price
	Shares Available For Grant	Number Of Shares
Balance as of June 30, 2005	84,056	154,778	12.23
Increase in authorized shares	16,000	—
Granted	(13,703)	13,703	1.43
Restricted unites granted	(915)	915
Canceled	1,315	(1,342)	1.61
Exercised	—	(371)	1.02
Expired	1,197	(6,142)	15.11

Balance as of September 30, 2005	87,950	161,541	11.26

Options exercisable as of:
June 30, 2005		122,591	15.05
September 30, 2005		116,105	15.09

The options outstanding and exercisable at September 30, 2005 were in the following exercise price ranges (amount in millions, except per share amounts):

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (‘000)	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (‘000)
$0.00 - 1.00	4,666,169	6.1	$0.21	$6,673	1,224,702	2.4	$0.78	$1,053
1.01 - 2.00	43,029,094	7.4	1.57	3,283	1,621,206	2.4	1.42	395
2.01 - 4.00	42,355,906	5.0	3.12	—	41,769,383	5.0	3.13	—
4.01 - 6.00	22,550,059	5.4	4.39	—	22,550,059	5.4	4.39	—
6.01 - 8.00	4,075,009	2.0	6.73	—	4,075,009	2.0	6.73	—
8.01 - 10.00	7,384,505	3.6	8.90	—	7,384,505	3.6	8.90	—
10.01 - 12.00	261,261	3.9	10.64	—	261,261	3.9	10.68	—
12.01 - 14.64	5,490,011	3.2	14.43	—	5,490,011	3.2	14.43	—
14.65 - 29.31	19,359,689	2.0	20.94	—	19,359,689	2.0	20.94	—
29.32 - 43.96	1,540,365	3.8	33.77	—	1,540,365	3.8	33.77	—
43.97 - 58.61	2,211,671	3.4	51.45	—	2,211,671	3.4	51.45	—
58.62 - 73.27	3,820,672	4.3	68.23	—	3,820,672	4.3	68.23	—
73.28 - 87.92	640,401	4.3	78.44	—	640,401	4.3	78.44	—
87.93 - 102.57	428,271	2.7	97.58	—	428,271	2.7	97.58	—
102.58 - 117.23	2,870,048	2.8	107.93	—	2,870,048	2.8	107.93	—
117.24 - 131.88	804,882	2.8	127.56	—	804,882	2.8	127.56	—
131.89 - 146.53	53,340	2.4	140.17	—	53,340	2.4	140.17	—

	161,541,353	5.1	11.26	$9,956	116,105,475	4.1	15.09	$1,448

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s average stock price of $1.64 during the quarter ended September 30, 2005, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of September 30, 2005 was 2.8 million.

The weighted average exercise price of options granted during the three months ended September 30, 2005 was $1.43 per share. The total fair value of shares vested during the three months ended September 30, 2005 was $0.2 million. The total intrinsic value of options exercised during the three month period ended September 30, 2005 was $0.2 million. The total cash received from employees as a result of employee stock option exercises and employee stock purchase plan during the three months ended September 30, 2005 was approximately $4.7 million. In connection with these exercises, there was no tax benefit realized by the Company due to the Company’s current loss position.

The Company issues new shares of common stock upon exercise of stock options.

A summary of the status of the Company’s nonvested shares as of September 30, 2005 and changes during the three months ended September 30, 2005, is presented below (amount in millions, except per share amounts):

	Stock Options		Restricted Stock
	Number of shares	Weighted- average grant- dated fair value	Number of shares	Weighted- average grant- dated fair value
Nonvested at June 30, 2005	29,725	$1.62	2,661	$2.05
Awards granted	13,703	$1.53	915	$1.51
Awards vested	(85)	$2.19	—	$—
Awards canceled/expired/forfeited	(1,321)	$15.11	—	$—

Nonvested at September 30, 2005	42,022	$1.59	3,576	$1.91

The number of shares vested is small compared to the number of grants from prior periods mainly due to the low unvested shares balance resulting from the acceleration of stock options with exercise prices equal to or greater than $2.50 per share in the fourth quarter of fiscal 2005. In addition, all new hire or focal grants vest over four years with 25% vesting on the first anniversary of the date of grant and 6.25% vesting every quarter thereafter.

ESPP Activity

The following table shows the shares issued, and their respective exercise price, pursuant to the employee stock purchase plan during the three months ended September 30, 2005.

Purchase date	July 29, 2005
Shares Issued	3,278,731
Purchase price per share	$1.28

Stock-Based Benefit Plans

Employee Stock Purchase Plans:

In June 1998, the Company adopted the JDS Uniphase Corporation 1998 Employee Stock Purchase Plan, as amended (the “98 Purchase Plan”). The 98 Purchase Plan, effective August 1, 1998, provides eligible employees with the opportunity to acquire an ownership interest in the Company through participation in a program of periodic payroll deductions with a 15% discount of the fair market value with a two-year look back period. The 98 Purchase Plan is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986. However, the 98 Purchase Plan is not intended to be a qualified pension, profit sharing or stock bonus plan under Section 401(a) of the Internal Revenue Code of 1986 and is not subject to the provisions of the Employee Retirement Income Security Act of 1974. The 98 Purchase Plan will terminate upon the earlier of August 1, 2008 or the date on which all shares available for issuance have been sold. Of the 50.0 million shares authorized to be issued under the 98 Purchase Plan, 24.6 million shares remained available for issuance as of September 30, 2005.

In the effort to reduce stock-based compensation charges, the Board of Directors has approved, effective with the purchase period that starts on February 1, 2006, the 98 Purchase Plan to be modified to provide a 5% discount and a six-month look-back period.

Stock Option Plans:

As of September 30, 2005, the Company had 161.5 million shares of outstanding stock options to employees and directors under the Company’s 2005 Acquisition Equity Incentive Plan (the “2005 Plan”), the 2003 Equity Incentive Plan (the “2003 Plan”), the 1996 Non-qualified Stock Option Plan, and other various plans the Company assumed as a result of acquisitions. Available for grant as of September 30, 2005 were 88.0 million shares of common stock. Substantially all of our employees participate in the Company’s equity incentive programs. The exercise price for stock options is generally equal to fair value of the underlying stock at the date of grant. Options generally become exercisable over a four-year period and, if not exercised, expire from five to ten years from the date of grant. Restricted stock and restricted stock units granted under the 2005 and 2003 Plan to a limited number of employees generally vest over three to five years. Certain such grants of restricted stock and restricted stock units are subject to accelerated vesting in the event of achievement of specified Company performance targets.

On August 17, 2005, the Company’s Board of Directors adopted and approved the 2005 Plan. Pursuant to Section 3(a) of the 2005 Plan, and in accordance with the registration requirements of the Securities Act of 1933, the Company registered 16.0 million shares, which have been reserved for issuance under the 2005 Plan. The adoption and approval of the 2005 Plan did not affect any of the options granted under the Amended and Restated 1993 Flexible Stock Incentive Plan, as amended, and currently outstanding, all of which remain exercisable in accordance with their terms.

Acceleration of Stock Options: On June 22, 2005, the Company accelerated vesting of certain unvested and “out-of-the-money” stock options with exercise prices equal to or greater than $2.50 per share previously awarded to its employees, including its executive officers, but excluding its non-employee directors, under the Company’s equity compensation plans. The acceleration of vesting became effective for stock options outstanding as of June 22, 2005. The purpose of the acceleration was to enable the Company to avoid recognizing compensation expense associated with these options in future periods. Options to purchase approximately 33.9 million shares of common stock or 21.7% of the Company’s outstanding options (of which options to purchase approximately 4.6 million shares or 2.9% of the Company’s outstanding options were held by the Company’s executive officers) were accelerated. The weighted average exercise price of the options subject to the acceleration is $3.79. The options subject to acceleration on average vest 2.3 years from the effective date of the acceleration.

Restricted Share and Restricted Stock Unit:

During the three months ended September 30, 2005, the Company’s Compensation Committee approved the grant of 915,000 shares of restricted stock unit to selected members of the Company’s senior management from the Acterna acquisition. These restricted stock units have certain performance targets and are expected to vest over three to five years. The fair value of the restricted stock awards was based on the closing market price of the Company’s common stock on the date of award. Amortization cost for all restricted stock awards for the three months ended September 30, 2005 was $0.8 million.

As of September 30, 2005, there was $5.5 million of total stock-based compensation related to nonvested restricted shares and restricted stock units. That cost is expected to be recognized over an estimated amortization period of 2.9 years.

Note 5. Net Loss Per Share

Since the Company incurred net losses for the three months ended September 30, 2005 and 2004, potential dilutive securities from stock options and the employee stock purchase plan totalling 152.6 million and 138.9 million equivalent shares, respectively, have been excluded from the diluted net loss per share computations as their effect was deemed anti-dilutive. The Company also has excluded from the calculation of diluted net loss per share approximately 96.2 million shares related to its convertible debt in accordance with EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” (“EITF 04-8”). For additional information see Note 20. “Convertible Debt and Letters of Credit”.

The following table sets forth the computation of basic and diluted net loss per share (in millions, except per share data):

	Three Months Ended
	September 30, 2005	September 30, 2004
Numerator:
Net loss	$(67.0)	$(36.0)

Denominator:
Weighted-average number of common shares outstanding	1,581.3	1,442.4

Net loss per share—basic and diluted	$(0.04)	$(0.02)

During the three months ended September 30, 2005, approximately 3.3 million and 0.4 million common shares issued from employee stock purchase plans and options exercised, respectively, are included in the number of common shares outstanding. In addition, the Company issued approximately 200.5 million shares of common stock related to the Acterna acquisition. See Note 3. “Acquisitions” for more detail.

During the three months ended September 30, 2004, approximately 2.8 million and 0.4 million common shares issued from employee stock purchase plans and options exercised, respectively, are included in the number of common shares outstanding.

Note 6. Inventories

The components of inventories were as follows (in millions):

	September 30, 2005	June 30, 2005
Finished goods	$48.3	$17.6
Work in process	58.1	38.7
Raw materials and purchased parts	58.2	41.1

Total net inventories	$164.6	$97.4

Inventories contained components and assemblies in excess of the Company’s current estimated requirements that were fully reserved at September 30, 2005 and June 30, 2005.

During the three months ended September 30, 2005 and 2004, the Company recorded write-downs of inventories of $11.4 million and $4.7 million, respectively.

The Company also consumed previously reserved inventories of $10.7 million and $12.6 million during the three months ended September 30, 2005 and 2004, respectively.

The inventory write-downs were predominantly the result of changes in forecasted customer demand and technological changes in the Company’s products. The majority of the inventory written down consisted of raw material, and to a lesser extent finished goods. The major elements of the written down raw material consists of components and items that had not entered into production. The finished goods inventory includes the cost of raw material inputs, labor and overhead.

The Company operates in markets with relatively few customers and has historically experienced variability in product demand driven by the buying behaviour of these customers. In addition, the Company’s products utilize long-lead time parts which are available from a limited set of vendors. The combined effects of a limited customer base, variability of demand among the customer base and significant long-lead time or single sourced materials has historically contributed to significant inventory write-downs. The Company routinely reviews inventory for usage potential, including fulfillment of customer warranty obligations and spare part requirements. The Company writes down to zero the value of excess and obsolete inventory that is not expected to be consumed through operations generally within 12 months. Excess is written down to zero value in large part due to the Company’s history of changes in customer demand and inherent product obsolescence concerns.

The Company has an active scrap program and typically disposes of inventory that has been written down through the use of scrap dealers or physical disposal/destruction. During the three months ended September 30, 2005 and 2004, the Company scrapped $7.8 million and $5.2 million of fully reserved inventory, respectively.

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

Note 7. Goodwill

The following table presents goodwill allocated to the reportable segments (in millions):

	September 30, 2005	June 30, 2005
Segments
Optical Communications	$128.8	$128.5
Commercial and Consumer	61.4	61.7
Communications Test and Measurement	436.3	—

Total	$626.5	$190.2

The Communications Test and Measurement Segment is a new segment created from the acquisition of Acterna. See Note 3. “Acquisition” for more detail.

During the three months ended September 30, 2005, the Company did not record any impairment charges.

Note 8. Balance Sheet Details

The components of property, plant and equipment, net were as follows (in millions):

	September 30, 2005	June 30, 2005
Land	21.9	$16.2
Buildings and improvements	36.0	20.8
Machinery and equipment	231.9	214.2
Furniture, fixtures, software and office equipment	60.9	60.0
Leasehold improvements	45.4	39.4
Construction in progress	20.8	18.7

	416.9	369.3
Less: accumulated depreciation	(209.9)	(207.2)

Total property, plant and equipment, net	207.0	$162.1

Assets-held-for-sale are included as a component of “Other current assets” in the Company’s Consolidated Balance Sheets.

The components of other current liabilities were as follows (in millions):

	September 30, 2005	June 30, 2005
Deferred revenue	$16.6	$5.5
Deferred compensation plan	8.6	7.9
Accrued expenses	72.6	53.6
Other	6.8	4.7

Total other current liabilities	$104.6	$71.7

Note 9. Other Intangibles

The following tables present details of the Company’s other intangibles (in millions):

As of September 30, 2005:	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$335.8	$(69.8)	$266.0
Other	152.3	(29.3)	123.0

Total intangibles	$488.1	$(99.1)	$389.0

As of June 30, 2005:	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$141.9	$(66.3)	$75.6
Other	46.8	(27.5)	19.3

Total intangibles	$188.7	$(93.8)	$94.9

During the first three months ended September 30, 2005 and 2004, the Company recorded $12.3 million and $4.7 million, respectively, of amortization expense relating to other intangibles. The balance as of September 30, 2005 included $198 million and $108.5 million of developed technology and other intangibles, respectively, from the Acterna acquisition, with estimated useful lives of eight years and one to ten years, respectively.

Based on the carrying amount of other intangibles as of September 30, 2005, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Years Ended June 30,
2006 (October 1, 2005 to June 30, 2006)	$45.8
2007	56.5
2008	51.6
2009	48.6
2010	46.9
Thereafter	139.6

Total amortization	$389.0

Note 10. Investments

Short-term Investments:

The components of the Company’s short-term investments include 1) available-for-sale securities which are mostly debt and marketable equity securities and 2) trading securities related to a deferred compensation plan. In the event the Company becomes insolvent, the plan assets are subject to the claims of the Company’s general creditors. As of September 30, 2005, the estimated fair value of available-for-sale securities and trading securities was $657.0 million and $8.6 million, respectively.

Long-Term Investments:

As of September 30, 2005, the Company had total long-term investments of $20.6 million. The components of the Company’s long-term investments include 1) certain long-term marketable securities of $3.3 million and 2) non-marketable cost and equity method investments of $17.3 million.

Reductions in Fair Value of Investments:

The Company regularly evaluates the carrying value of its investments. When the carrying value of an investment exceeds the fair value and the decline in value is deemed to be other-than-temporary, the Company writes down the investment to its fair value. During the three months ended September 30, 2005 and 2004, the Company recorded other-than-temporary reductions in fair value of certain non-marketable investments of $2.3 million in both periods.

Gain (loss) on Equity Method Investments:

During the three month period ended September 30, 2005, the Company recorded a loss of $0.4 million as its pro rata share of net losses in its equity method investments. During the three month period ended September 30, 2004, the Company recorded losses of $2.9 million as its pro rata share of net losses in its equity method investments.

Note 11. Commitments and Contingencies

Legal Proceedings

Pending Litigation

The Securities Class Actions:

Litigation under the federal securities laws has been pending against the Company and certain former and current officers and directors since March 27, 2002. The complaint in re JDS Uniphase Corporation Securities Litigation, C-02-1486 (N.D. Cal.),

purports to be brought on behalf of a class consisting of those who acquired the Company’s securities from October 28, 1999, through July 26, 2001, as well as on behalf of subclasses consisting of those who acquired the Company’s common stock pursuant to its acquisitions of OCLI, E-TEK, and SDL. The complaint seeks unspecified damages and alleges various violations of the federal securities laws, specifically Sections 10(b), 14(a), 20(a), and 20A of the Securities Exchange Act of 1934 and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933. On July 15, 2005, the Court denied Lead Plaintiff’s motion to strike parts of JDSU’s answer to the complaint and also denied JDSU’s motion for partial judgment on the pleadings. The Court also held a case management conference on July 15, 2005. At that conference, the Court ordered the parties to mediate, but declined to set a discovery cut-off or trial date. Pursuant to the Court’s order, the parties have agreed to appear at a mediation session before the Hon. Daniel Weinstein (Ret.) on November 29, 2005.

On July 22, 2005, the Oklahoma Firefighters Pension and Retirement System moved to intervene, seeking to represent the purported subclass of plaintiffs who exchanged shares of OCLI stock for shares of JDSU stock in connection with the merger. On October 12, 2005, the Court granted that motion. On August 12, 2005, Lead Plaintiff moved for class certification. That motion will be heard on November 18, 2005. A further case management conference is also scheduled for November 18, 2005.

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

On August 11, 2005, Plaintiff moved for class certification in the Zelman matter. Subject to certain conditions, JDSU later agreed to certification of the purported class.

The Derivative Actions:

Derivative actions purporting to be brought on the Company’s behalf have been filed in state and federal courts against several of the Company’s current and former officers and directors based on the same events alleged in the securities litigation. The complaint in Corwin v. Kaplan, No. C-02-2020 (N.D. Cal.), asserts state law claims for breach of fiduciary duty, misappropriation of confidential information, waste of corporate assets, indemnification, and insider trading. The complaint seeks unspecified damages. In January 2005, the Court stayed the action pending resolution of the federal securities action discussed above. At the July 15, 2005 case management conference in that action, however, the Court suggested that any mediation of the federal securities action also should include the derivative action. Accordingly, the parties have agreed to appear at a mediation session before the Hon. Daniel Weinstein (Ret.) on November 30, 2005.

In the California state derivative action, In re JDS Uniphase Corporation Derivative Litigation, Master File No. CV806911 (Santa Clara Super. Ct.), the complaint asserts claims for breach of fiduciary duty, waste of corporate assets, abuse of control, gross mismanagement, unjust enrichment, and constructive fraud purportedly on behalf of the Company and certain of its current and former officers and directors. The complaint also asserts claims for violation of California Corporations Code Sections 25402 and 25502.5 against defendants who sold the Company’s stock and asserts claims for breach of contract, professional negligence, and negligent misrepresentation against the Company’s former auditor, Ernst & Young, LLP. The complaint seeks unspecified damages. Defendants’ demurrers to the complaint are scheduled to be heard on December 6, 2005. The Court will also hear Defendant Ernst & Young’s motion to compel arbitration of Plaintiffs’ claims against it on December 6, 2005. A case management conference is also scheduled for that day. Counsel for the plaintiffs also will attend the mediation scheduled for November 30, 2005. As noted in our previous filings, the plaintiff in the California state derivative action has issued a shareholder inspection demand that has been disputed by the Company. The dispute remains unresolved. A case management conference in the shareholder inspection demand action is scheduled for December 6, 2005. No activity has occurred in Cromas v. Straus, Civil Action No. 19580 (Del. Ch. Ct.), the Delaware derivative action, since our last filing.

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

The ERISA Actions:

A consolidated action entitled In re JDS Uniphase Corporation ERISA Litigation, Master File No. C-03-4743 CW, is pending in the District Court for the Northern District of California against the Company, certain of its former and current officers and directors, and certain other current and former JDSU employees on behalf of a purported class of participants in the Company’s 401(k) Plan. The complaint in the ERISA action alleges that the defendants violated the Employee Retirement Income Security Act by breaching their fiduciary duties to the Plan and its participants. The complaint alleges a purported class period from February 4, 2000, to the present and seeks an unspecified amount of damages, restitution, a constructive trust, and other equitable remedies. On April 6, 2005, Judge Wilken referred Defendants’ motion to dismiss the complaint to Judge Schwarzer. On July 14, 2005, Judge Schwarzer granted the motion in part with leave to amend and denied the motion in part. On July 20, 2005, Judge Wilken issued an order transferring the case for all purposes to Judge Schwarzer. Pursuant to Judge Schwarzer’s order on August 1, 2005, Plaintiffs’ deadline to file a second amended complaint was October 21, 2005.

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

The Company is also subject to a variety of other claims and suits that arise from time to time in the ordinary course of our business. While management currently believes that resolving claims against the Company, individually or in aggregate, will not have a material adverse impact on its financial position or results of operations, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. Were an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on the Company’s financial position and on the results of operations for the period in which the effect becomes reasonably estimable.

Tax Matters

Tax audits

During fiscal 2005, the Company has been subject to a Dutch wage tax audit for calendar year 1999 and a Texas franchise tax audit related to allocated taxable surplus capital for Texas report years 2001, 2002, and 2003. While the Company believes that it is reasonably possible that one or both of these audits may result in additional tax assessments, based on currently available information, the Company believes the ultimate outcome of these audits will not have a material adverse effect on the Company’s financial position, cash flows or overall trends in results of operations.

Note 12. Employee Defined Benefit Plans

Due to the acquisition of Acterna, the Company sponsors qualified and non-qualified pension plans for employees in the UK and Germany. For those employees participating in defined benefit plans, benefits are generally based upon years of service and compensation or stated amounts for each year of service. Pension plans consist primarily of managed funds that have underlying investments in stocks and bonds. Acterna’s policy for funded plans is to make contributions equal to or greater than the requirements prescribed by law in each country.

The following table provides the components of the net periodic cost for the plans (in millions):

Three months ended September 30, 2005
Service cost	$—
Interest cost	0.7
Expected return on plan assets, net of amortization of unrecognized gain/loss	(0.2)
Actuarial gain/loss	0.1

Net periodic pension cost	$0.6

Acterna’s funding policy was to make contributions in accordance with the laws and customs of the various countries in which it operates as well as to make discretionary voluntary contributions from time-to-time. The Company anticipates that at a minimum it will make the minimum required contributions to its pension plans in fiscal year 2006 of $0.3 million.

Note 13. Reduction of Other Long-lived Assets

During the three months ended September 30, 2005 and 2004, the Company recorded $1.0 million and $4.5 million, respectively, reductions in the carrying value of its long-lived assets.

Assets Held and Used:

During the three months ended September 30, 2005, the Company designated certain equipment in China for disposal for $1.0 million. Since the equipment is specialized and not currently in demand, fair value less the cost to sell or dispose of these items approximates zero. During the three months ended September 30, 2004, no assets classified as held and used were reduced in value.

Assets Held for Sale:

During the three months ended September 30, 2005, no assets classified as held for sale were reduced in value. During the three months ended September 30, 2004, the Company’s Ottawa corporate campus had continued to be classified as held for sale, and the Company was still actively marketing the property. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company adjusted the carrying value of the Ottawa campus and certain other assets held for sale to the fair value of such assets, which resulted in a charge to income of $4.5 million for the three months ended September 30, 2004.

Note 14. Restructuring and Global Realignment

Overview:

During the second quarter of fiscal 2004, the Company announced the completion of the Global Realignment Program (“GRP”), which began in April 2001. That program focused on large-scale site and employee reductions. The Company will continue to take advantage of opportunities to further reduce costs through targeted, customer-driven, restructuring events intended to consolidate the Company and rationalize the manufacture of our products based on core competencies and cost efficiencies. Restructure activities entered into through the second quarter of 2004 are described under the GRP, while activities beginning in the third quarter of fiscal 2004 are described under Restructuring Actions.

Restructuring Actions:

During the first quarter of fiscal 2006, the Company recorded $2.6 million of expenses to discontinue non-strategic businesses and execute cost saving initiatives. Sixty three employees were notified for termination, 42 in manufacturing, 6 in research and development and 15 in selling, general and administrative functions. The estimated cost for severance and benefits was $1.6 million. An additional charge of $1.0 million was recognized for facilities remediation. Forty one terminated employees are located in North America and 22 in Europe. As of September 30, 2005, 45 employees had been terminated. Severance and benefits are scheduled to be paid through the second quarter of fiscal 2006.

Global Realignment Program:

In April 2001, the Company initiated the GRP, under which it began restructuring its business in response to the economic downturn. From April 2001 through the end of the second quarter of fiscal 2004, JDSU implemented nine phases of restructuring activities under the GRP. During the first quarter of fiscal 2006, the Company recorded $2.2 million of expenses due to various lease accrual adjustments. From inception through September 30, 2005, the Company had recorded total related restructuring charges of $659.0 million before net accumulative adjustments of ($4.6) million. In addition, through September 30, 2005, JDSU had incurred charges other than restructuring of $495.9 million, mostly related to the GRP. Restructuring activities initiated prior to December 31, 2002 were recorded in accordance with Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF Issue 94-3”), and restructuring activities initiated after December 31, 2002 were recorded in accordance with Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) and Statement of Financial Accounting No. 112, “Employees’ Accounting for Postemployment Benefits” (“SFAS 112”).

Under the GRP, the Company consolidated and reduced its manufacturing, research and development, sales and administrative facilities in North America, Europe and Asia-Pacific. In total, JDSU closed 29 sites and reduced workforce by approximately 19,900 employees.

Workforce Reduction:

The Company recorded initial restructure charges totaling $228.6 million, primarily related to severance and benefits associated with the reduction of approximately 19,150 employees. This total includes non-cash severance charges of $12.3 million, of which $11.1 million related to the modification of a former executive’s stock options and $1.2 million to disputed severance. The Company has recorded decreases of $13.3 million to the restructuring accrual balance due to actual payments for such charges being lower than originally estimated.

Approximately 16,200 employees were engaged in manufacturing, 1,350 in research and development, and 1,600 in selling, general and administrative functions. Approximately 16,400 employees were located in North America, 1,700 in Europe, and 1,050 in Asia-Pacific. The Company had completed these workforce reductions as of September 30, 2005.

Facilities and Equipment and Lease Costs:

Under the GRP, management approved plans to close 29 sites and to vacate buildings at the closed sites as well as at other continuing operations.

Property and equipment that was disposed of or removed from operations resulted in initial charges totaling $274.4 million. The property and equipment write-downs consisted primarily of owned buildings, leasehold improvements, computer equipment and related software, production and engineering equipment, and office equipment, furniture and fixtures. Inception to date, the Company has recorded total adjustments of $11.4 million, primarily due to additional declines in the fair market value of owned buildings held for disposal. In addition, the Company has received $8.4 million of cash proceeds in excess of estimated salvage value.

JDSU has incurred initial charges totaling $156.0 million for exiting and terminating leases. The estimated cost to exit and terminate facility leases was based on the contractual terms of the agreements and current real estate market conditions. Subsequently, the Company has recorded net decreases of $2.7 million to the restructuring accrual due to changes in the commercial real estate market, primarily in the U.S., and final settlement of certain lease obligations. The Company’s accrued lease liability for all plans of $38.4 million at September 30, 2005 was net of $2.9 million in estimated income to be generated from sublease contracts.

The following table summarizes the various restructuring plans (in millions):

	Workforce Reduction	Facilities and Equipment	Lease Costs	Total
Accrual balance as of June 30, 2005	$6.8	$—	$39.4	$46.2
Cash payments—GRP	(0.1)	—	(3.2)	(3.3)
Adjustments—GRP	—	—	2.2	2.2
Restructuring charges—post GRP	1.6	—	—	1.6
Cash payments—post GRP	(3.5)	—	—	(3.5)
Adjustments—post GRP	—	1.0	—	1.0

Accrual balance as of September 30, 2005	$4.8	$1.0	$38.4	$44.2

The current portion of the total restructuring accrual was $21.5 million and $23.0 million at September 30, 2005 and June 30, 2005, respectively. The remaining balance of $22.7 million and $23.2 million at September 30, 2005 and June 30, 2005, respectively, was included as a component of “Other non-current liabilities” in the Company’s Consolidated Balance Sheets.

Charges Other Than Restructuring:

In addition to the charges recorded in connection with the restructuring activities, the Company has incurred total other charges of $495.9 million since inception, primarily related to the GRP. Details of these charges for the three months ended September 30, 2005 and 2004 were as follows (in millions):

	Three Months Ended
	September 30, 2005	September 30, 2004
Property and equipment	$—	$0.2
Purchase commitments and other obligations	0.2	—
Workforce-related charges	0.2	0.5
Lease costs	2.1	1.3
Moving and other costs	—	0.5

Total other charges	$2.5	$2.5

From inception through the first quarter of fiscal 2006, the Company has incurred total charges of $211.9 million from changes in the estimated useful life and the write-downs of certain property and equipment that were identified for disposal but remained in use until the date of disposal.

From inception through the first quarter of fiscal 2006, the Company has incurred total charges of $221.7 million associated with inventory write-downs, purchase commitments and other obligations resulting from product consolidations and discontinuations in connection with the GRP.

From inception through the first quarter of fiscal 2006, the Company has incurred total workforce-related charges of $31.6 million, which included retention bonuses, employee relocation costs and, in fiscal 2002, payments to approximately 750 employees for severance and fringe benefits that were not associated with a formal plan of termination.

From inception through the first quarter of fiscal 2006, the Company has incurred total lease costs of $18.5 million. During the three months ended September 30, 2005 and 2004, the Company adjusted lease expenses by $2.1 and $1.3 million, respectively, primarily to reflect refinements of estimated net costs on facilities not required for ongoing operations.

From inception through the first quarter of fiscal 2006, the Company has incurred total moving and other costs of $12.2 million to relocate employees and equipment from certain facilities designated for disposal.

Charges other than restructuring were recorded in the Company’s Condensed Consolidated Statements of Operations as follows (in millions):

	Three Months Ended
	September 30, 2005	September 30, 2004
Cost of sales	$0.1	$1.3
Selling, general and administrative	2.4	1.2

Total other charges	$2.5	$2.5

As of September 30, 2005, the accrual balance related to these charges was $8.2 million, primarily lease commitments, and was included in “Other current liabilities” in the Company’s Consolidated Balance Sheet.

Note 15. Income Tax Expense

The Company recorded income tax expense of $5.5 million for the three months ended September 30, 2005, as compared to income tax expense of $0.5 million for the three months ended September 30, 2004.

The income tax expense recorded for the three months ended September 30, 2005 relates primarily to a $3.6 million noncash charge associated with the reversal of tax benefits recognized in prior periods relating to the sale of certain marketable securities and a $0.7 million deferred tax expense associated with tax amortization of goodwill for which no financial statement amortization has occurred. The income tax expense recorded differs from the expected tax benefit that would be calculated by applying the federal statutory rate to loss before income taxes primarily due to increases in valuation allowance for deferred tax assets attributable to domestic and foreign losses from continuing operations, the $3.6 million noncash charge associated with the sale of certain marketable securities, and foreign and state income taxes.

Income tax expense recorded for the three months September 30, 2004 relates primarily to foreign income taxes and differs from the expected tax benefit that would be calculated by applying the federal statutory rate to loss before income taxes primarily due to increases in valuation allowance for deferred tax assets attributable to domestic and foreign losses from continuing operations.

Fluctuations in the value of available-for-sale marketable securities may create volatility in the amount of income tax expense (benefit) recorded in future periods.

The Company has recorded domestic deferred tax assets as of September 30, 2005 to the extent they exceed certain deferred tax liabilities. In addition, it has provided a full valuation allowance on most of the foreign deferred tax assets. The Company intends to maintain the valuation allowance until sufficient positive evidence exists to support reversal of some or all of it. Likewise, the occurrence of negative evidence with respect to the foreign deferred tax assets which have no valuation allowance could result in an increase in the valuation allowance. The Company’s income tax expense recorded in the future will be reduced or increased to the extent of offsetting decreases or increases to the valuation allowance.

The Company is currently subject to various federal, state and foreign audits by taxing authorities. The Company believes that adequate amounts have been provided for any adjustments that may result from these examinations.

Note 16. Segment Information, Geographic Information, and Significant Customer

The Company evaluates its reportable segments in accordance with Financial Accounting Standard No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). The Company’s Chief Executive Officer, Kevin J. Kennedy, is the Company’s Chief Operating Decision Maker (“CODM”) pursuant to SFAS 131. The CODM allocates resources to the segments based on their business prospects, competitive factors, net revenue and operating results.

The Company is a leading provider of communications test and measurement solutions and optical products for telecommunications service providers, cable operators, and network equipment manufacturers. Furthermore, it is a leading provider of innovative optical solutions for medical/environmental instrumentation, semiconductor processing, display, brand authentication, aerospace, defense and decorative applications. The major segments the Company serves are:

(i)	Optical Communications Segment:

The Optical Communications segment provides components, modules and subsystems used by communications equipment providers for telecommunications, data communications, and cable television networks. These products enable the transmission of video, audio and text data over high-capacity fiber optic cables. These products include transmitters, receivers, amplifiers, multiplexers and demultiplexers, add/drop modules, switches, optical performance monitors and couplers, splitters and circulators

(ii)	Commercial and Consumer Segment:

The Commercial and Consumer segment provides lasers, coated optics and assemblies for defense, aerospace, instrumentation, semiconductor, biomedical and other applications. It also provides document authentication, brand protection and product differentiation solutions for a range of public and private sector markets. The products provide these applications control, enhance and modify the behavior of light utilizing its reflection, absorption and transmission properties to achieve specific effects such as high reflectivity, anti-glare and spectral filtering. Specific product applications include computer monitors and flat panel displays, projection systems, photocopiers, facsimile machines, scanners, security products and decorative surface treatments.

(iii)	Communications Test and Measurement Segment:

The Communications Test and Measurement segment provides a portfolio of equipment, systems, and services used to enable the design, deployment, and maintenance of communication equipment and networks, as well as ensure the quality of services delivered to the end customer. These products and services provide solutions that help customers reduce network costs while improving performance and reliability. Included in the product portfolio are test tools and platforms for optical transport networks, DSL services, data networks, cable networks, digital video broadcast, and fiber characterization services.

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

Information on reportable segments is as follows (in millions):

	Three Months Ended
	September 30 2005	September 30 2004
Net revenue:
Optical Communications	$100.5	$106.7
Commercial and Consumer	63.3	87.8
Communications Test and Measurement	95.4	—
Deferred revenue related to purchase accounting adjustment	(0.9)	—

Net revenue	$258.3	$194.5

Operating loss:
Optical Communications Segment	$(18.0)	$(15.6)
Commercial and Consumer Segment	8.4	11.4
Communications Test and Measurement Segment	19.3	—
All other	(27.4)	(12.0)

Total operating loss	(17.7)	(16.2)
Unallocated amounts:
FAS 123R stock based compensation	(2.5)	—
Acquisition-related charges and amortization of intangibles	(42.3)	(4.7)
Acquired in-process research and development	(19.6)	—
Reduction of other long-lived assets	(1.0)	(4.5)
Restructuring charges	(4.8)	(5.3)
Other realignment charges	(2.3)	(2.6)
Interest and other, net	(1.5)	2.7
Loss on sale of subsidiaries’ assets	(0.4)	—
Gain on sale of investments	33.3	0.3
Reduction in fair value of investments	(2.3)	(2.3)
Loss on equity method investments	(0.4)	(2.9)

Loss before income taxes	$(61.5)	$(35.5)

Communications Test and Measurement includes $0.9 million of deferred revenue that is eliminated from consolidated revenue as a result of purchase accounting.

The Company operates primarily in three geographic regions: Americas, Europe and Asia-Pacific. The following tables present net revenue and identifiable assets by geographic regions (in millions):

	3 Months Ended September 30,
	2005	2004
Net revenue:
Americas	$159.6	$125.7
Europe	60.3	35.2
Asia-Pacific	38.4	33.6

Total net revenue	$258.3	$194.5

	September 30, 2005	June 30, 2005
Property, plant and equipment, net
Americas	$153.8	$130.1
Europe	20.4	0.6
Asia-Pacific	32.8	31.4

Total property, plant and equipment, net	$207.0	$162.1

Net revenue was assigned to geographic regions based on the customers’ shipment locations. Long-lived assets, namely net property, plant and equipment were identified based on the operations in the corresponding geographic areas. As of September 30, 2005 China held 15% of total net property, plant and equipment, compared to 18% as of June 30, 2005. This represents $30.6 million and $29.5 million as of September 30 and June 30, 2005, respectively.

During the three months ended September 30, 2005 and 2004, no customer accounted for more than 10% of net revenue.

Note 17. Other Comprehensive Loss

The Company’s accumulated other comprehensive loss consists of the unrealized losses on available-for-sale investments and foreign currency translation adjustments.

The components of comprehensive loss were as follows (in millions):

	Three Months Ended
	September 30, 2005	September 30, 2004
Net loss	$(67.0)	$(36.0)
Other comprehensive income
Change in foreign currency translation	5.7	1.2
Unrealized (losses) gains on investments	(0.5)	(13.5)

Net change in other comprehensive income	5.2	(12.3)

Comprehensive loss	$(61.8)	$(48.3)

At September 30, 2005 and 2004, balances for unrealized gains (losses) on investments and foreign currency translation were as follows (in millions):

	September 30, 2005	June 30, 2005
Unrealized losses on investments	(10.3)	$(9.8)
Foreign currency translation	24.6	18.9

Accumulated other comprehensive income	$14.3	$9.1

Note 18. Related Party Transactions

ADVA:

As of September 30, 2005, ADVA AG Optical Networks (“ADVA”), a publicly held Metro Optical Networking Solutions company in which the Company holds a long-term investment, is a customer of the Company. ADVA also has a member on its Board of Directors who is an executive officer from the JDSU. As of September 30, 2005, the carrying value of Company’s investment in ADVA was $0.5 million. During the three months ended September 30, 2005, the Company sold approximately $0.5 million of product to ADVA, and the ending accounts receivable balance was approximately $0.3 million.

Agility:

As of September 30, 2005, Agility Communications, Inc. (“Agility”), a privately held optical networking solutions company in which the Company holds a long-term investment, is a customer of the Company. As of September 30, 2005, the carrying value of Company’s investment in Agility was $3.0 million. During the three months ended September 30, 2005, the Company sold approximately $0.1 million of product to Agility, all of which comprised the ending current accounts receivable balance. Also, on September 8, 2005, the Company announced the planned acquisition of Agility. The acquisition is expected be completed by the second quarter of fiscal 2006. In conjunction with the acquisition, the Company loaned Agility $2.0 million in the form of a promissory note which will be forgiven in the event of a termination of the merger agreement.

BaySpec:

As of September 30, 2005, BaySpec, a privately held OEM fiber-optics company in which the Company has a long-term investment, is both a customer and supplier of the Company. As of September 30, 2005, the carrying value of the Company’s investment in Bayspec was $1.3 million. During the three months ended September 30, 2005, the Company had negligible sales to BaySpec, and the ending accounts receivable balance was zero. During the three months ended September 30, 2005, the Company purchased approximately $1.0 million of product from BaySpec, and the ending accounts payable balance at September 30, 2005 was approximately $0.6 million.

Epion:

As of September 30, 2005, Epion, a privately held Gas Cluster Ion Beam Technology company in which the Company has a long-term investment, was a customer of the Company’s intellectual property. Epion was also a supplier of the Company. As of September 30, 2005, the carrying value of the Company’s investment in Epion was $1.0 million. During the three months ended September 30, 2005, the Company received royalty payments of $0.6 million from Epion and the ending accounts receivable balance was zero. During the three months ended September 30, 2005, the Company’s purchases with Epion were negligible, as was the ending accounts payable balance.

Fabrinet:

During the first quarter of fiscal 2006, Fabrinet, a privately held contract manufacturing company in which the Company has a long-term investment, was both a customer and supplier of the Company. As of September 30, 2005, the carrying value of the Company’s investment in Fabrinet was $2.0 million. During the three months ended September 30, 2005, the Company purchased $24.4 million of product from and sold $5.1 million of product to Fabrinet. The trade accounts payable and receivable were $16.4 million and $37.9 million, respectively, at September 30, 2005.

During fiscal 2005, the Company sold its legal entities in Singapore, Bintan, Indonesia, and Fuzhou, China to Fabrinet. The Company also sold certain assets from its Ewing, New Jersey and Mountain Lakes, New Jersey facilities to Fabrinet.

The Singapore and Bintan, Indonesia legal entities were sold in November 2004. The Company has been receiving quarterly payments for the inventory acquired by Fabrinet. At September 30, 2005, the remaining balance receivable from Fabrinet was $1.7 million. The Company agreed to reimburse Fabrinet for the cost associated with on-going production and wind-down of the facility. These costs were charged to cost of sales as incurred. The cost related to employee reductions and site closure is being charged to restructuring.

The Fuzhou, China legal entities and certain assets of the Ewing and Mountain Lakes, New Jersey facilities were sold in May 2005. The Company received a note of $10.7 million payable in quarterly installments over four years from Fabrinet and a receivable of $19.0 million for the inventory at Ewing and Mountain Lakes, New Jersey payable in quarterly installments over one year. At September 30, 2005, the related balance receivable from Fabrinet was $7.6 million for the note and $14.9 million for the inventory. The Company agreed to pay Fabrinet $17.0 million to settle specific employee related matters in Fuzhou, China, the cost of employee severance for the Ewing and Mountain Lakes, New Jersey facilities, costs associated with on-going production and wind-down of the Ewing, New Jersey facility, and site remediation costs in Mountain Lakes, New Jersey. During the quarter ended September 30, 2005, the Company accrued a restructuring charge of $1.0 million for the estimated lease remediation costs to close its Ewing, New Jersey facility. The $17.0 million was allocated as follows: $9.4 million to on-going cost of production, $7.4 million to restructuring expense and $0.2 million to lease remediation costs at Mountain Lakes, New Jersey. As of September 30, 2005, the Company had paid this obligation in full. Cost allocated to on-going production is being amortized to cost of sales based upon units of production. See Note 14. “Restructuring and Global Realignment” for more detail.

Micralyne, Inc.:

As of September 30, 2005, Micralyne, Inc. (“Micralyne”), a privately held manufacturer of microfabricated and MEMS (Micro-Electro-Mechanical-Systems) based products in which the Company has a long-term investment, was a supplier of the Company. As of September 30, 2005, the carrying value of the Company’s investment in Micralyne was $0.5 million. During the three months ended September 30, 2005, the Company purchased approximately $0.8 million of product from Micralyne, and the ending accounts payable balance was approximately $0.1million.

Sifam Fibre Optics:

As of September 30, 2005, Sifam Fibre Optics (“Sifam”), a privately held company in which the Company has a long-term investment, was both a customer and supplier of the Company. As of September 30, 2005, the carrying value of the Company’s investment in Sifam was $0.9 million. During the three months ended September 30, 2005, the Company’s sales to Sifam were not material, as was the ending accounts receivable balance. During the three months ended September 30, 2005, the Company purchased approximately $1.2 million of product from Sifam, and the ending accounts payable balance at September 30, 2005 was approximately $0.5 million.

Tellabs:

As of September 30, 2005, Tellabs, a publicly held wireline and wireless networking solutions company, has a member of their Board of Directors who is also currently a member of the Company’s Board of Directors. Tellabs is also a customer of the Company. During the three months ended September 30, 2005, the Company sold approximately $1.4 million of product to Tellabs, and the ending accounts receivable balance at September 30, 2005 was less than $0.1 million.

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of September 30, 2005.

Product Warranties:

JDSU: In general, the Company offers a one-year warranty for most of its optical communications products, and a three-month to one-year warranty for most of its products in the commercial and consumer products. The Company provides reserves for the estimated costs of product warranties at the time revenue is recognized. The Company estimates the costs of its warranty obligations based on its historical experience of known product failure rates, use of materials to repair or replace defective products and service delivery costs incurred in correcting product failures. In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise with specific products. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Acterna: In general, Acterna warrants its products for 90 days to three years after delivery. A provision for estimated warranty costs, based on expected return rates and repair costs, is recorded at the time revenue is recognized. Acterna accrues for warranty costs at the time of shipment, based on estimates of expected rework rates and warranty costs to be incurred. While it engages in product quality programs and processes, its warranty obligation is affected by product failure rates, material usage and service delivery costs. Should actual product failure rates, material usage or service delivery costs differ from Acterna’s estimates, the amount of actual warranty costs could differ from its estimates.

The following table presents the changes in the Company’s warranty reserve during the three months ended September 30, 2005 and 2004 (in millions):

	Three Months Ended
	September 30, 2005	September 30, 2004
Warranty reserve at beginning of period	$7.3	$25.1
Provision for warranty	(1.7)	1.5
Utilization of reserve	0.7	(0.5)
Adjustments related to pre-existing warranties (including changes in estimates)	1.0	(3.1)
Adjustment related to acquisition	$5.3

Warranty reserve at end of period	$12.6	$23.0

Note 20. Convertible Debt and Letters of Credit

On October 31, 2003, the Company completed the sale of $475.0 million aggregate principal amount of Zero Coupon Senior Convertible Notes due in 2010. The notes were issued for cash consideration in a private placement to the initial purchasers, Morgan Stanley & Co. Incorporated, Goldman Sachs & Co., and CIBC World Markets Corp. The initial purchasers resold the notes to qualified institutional investors in accordance with Rule 144A under the Securities Act of 1933, as amended. Proceeds from the notes amounted to $462.3 million after issuance costs. The notes do not bear interest and are convertible into the Company’s common stock at a conversion price of $4.94 per share. Each $1,000 principal amount is initially convertible into 202.4291 shares of the Company’s common stock upon the satisfaction of certain conditions. Therefore, the notes are convertible in the aggregate into approximately 96.2 million shares of common stock. The Company has the right to redeem the notes beginning November 15, 2008. Holders of the notes may require the Company to repurchase the notes on November 15, 2008. In addition, under certain circumstances holders may require the Company to convert the notes into shares of the Company’s common stock, if the closing sale price of our common stock exceeds 110% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. Conditions required to trigger this conversion right have not occurred. Additionally, the indenture requires the Company to comply with certain covenants, agreements and conditions, including furnishing the trustee certain of the same information, documents and reports required to be filed by the Company with the SEC pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. Failure to file reports with the Trustee that are required to be filed may result in a default. The Company is required to provide notice to the trustee of any default under the indenture. Upon the occurrence of a default, the trustee or holders of 25% of the outstanding principal balance of the notes may, by notice to the Company, require the Company to cure such default within 60 days. If the Company is not able to cure such a default with such 60-day period, the trustee or holders of at least 25% in principal amount of the notes may declare the principal amount of the notes, together with accrued and unpaid interest, immediately due and payable.

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

As of September 30, 2005, the Company had seven standby letters of credit totalling $9.4 million.

Note 21. Subsequent Events

Sale of Santa Rosa and Melbourne Buildings

During the second quarter of fiscal 2006, the Company sold a building in Santa Rosa and a building in Melbourne, which were classified as held for sale. Proceeds from the sales totaled $25.3 million.

Restructuring Programs

Consistent with the Company’s strategy to transfer manufacturing to lower cost locations, the Company announced on November 9, 2005 an additional set of cost saving initiatives to be executed through the end of calendar 2006. This new phase of profitability-enhancing initiatives will impact three current JDSU manufacturing sites in North America. Manufacturing at Rochester, Minnesota and Ottawa, Canada facilities is being transferred to lower cost manufacturing sites. The Santa Rosa, California site will be further reduced to align our manufacturing capacity with recent product phase-outs and divestitures.

As a result of these actions, North American headcount is expected to reduce by approximately 500 by the end of calendar 2006. The net reduction of headcount is expected to be less than 500, however, as approximately 90 positions are being transferred to lower cost manufacturing locations, albeit at a significantly reduced cost.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements contained in this Annual Report on Form 10-Q which are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. A forward-looking statement may contain words such as “anticipate that,” “believes,” “can impact,” “continue to,” “estimates,” “expects to,” “hopes,” “intends,” “plans,” “to be,” “will be,” “will continue to be,” “continuing,” “ongoing,” or similar words.

Management cautions that forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in such forward-looking statements. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, including, without limitation, the following: (i) due to, among other things, the Company’s limited visibility, our ability to perceive or predict market trends (including, among other things, any stabilization recovery or growth thereof) is limited and uncertain; (ii) our ongoing integration, cost reduction, reorganization and restructuring efforts may not be successful in achieving their expected cost reductions and other benefits, may be insufficient to align our operations with customer demand and the changes affecting our industry, or may be more costly, or may be more extensive than currently anticipated; (iii) our ability to predict financial performance for future periods continues to be difficult; (iv) ongoing efforts to improve our execution and design and introduce products that meet customers’ future need and to manufacture such products at competitive costs may not be successful; and (v) the expected increases in our product portfolio, revenues and customer and market penetration resulting from our recent acquisitions may not materialize to the extent anticipated and these expected benefits maybe further offset by costs and diversion of our management’s time with respect to the integration of these acquisitions with us. Further, our future business, financial condition and results of operations could differ materially from those anticipated by such forward-looking statements and are subject to risks and uncertainties including the risks set forth above and the “Risk Factors” set forth in this Form 10-Q. Moreover, neither we assume nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. Forward-looking statements are made only as of the date of this Report and subsequent facts or circumstances may contradict, obviate, undermine or otherwise fail to support or substantiate such statements. We are under no duty to update any of the forward-looking statements after the date of this Form 10-Q to conform such statements to actual results or to changes in our expectations.

For the quarterly period ended September 30, 2005, the Company recorded adjustments related to the under accrual of asset retirement obligations for several of its leased facilities and the allocation of rent expense over the term of certain leases. The corrections resulted in the company recording $7.0 million in additional expense ($2.0 million in cost of goods sold, $1.6 million in operating expense and $3.4 million in restructuring charges) in our first quarter related to prior quarters and years. Management and the Audit Committee believe that such amounts are not material to previously reported financial statements. There was no impact on net loss per share from these adjustments.

OUR INDUSTRIES AND QUARTERLY DEVELOPMENTS

We are committed to enabling broadband & optical innovation in the communications, commercial and consumer markets. We are a leading provider of communications test and measurement solutions and optical products for telecommunications service providers, cable operators, and network equipment manufacturers. Furthermore, we are a leading provider of innovative optical solutions for medical/environmental instrumentation, semiconductor processing, display, brand authentication, aerospace, defense and decorative applications. We currently employ approximately 6,900 employees worldwide.

Our Optical Communications Segment consists generally of:

•	Enterprise and storage equipment sold to providers such as Cisco, Sun Microsystems, Hewlett-Packard, Emulex, QLogic, McData and EMC.

•	System and equipment sold to providers to the communications network carriers such as Nortel, Lucent, Alcatel, Ciena, Cisco, Fujitsu, Siemens, and Huawei.

Our Commercial and Consumer Segment consists generally of:

•	Display products: optical components and modules used in projection displays.

•	Custom optics: medical/environmental instrumentation, high precision coated products, optical sensors for aerospace and defense applications and optical filters for medical instruments.

•	Light interference pigment products: color shifting pigments utilized for security purposes in currencies and other documents, anti-counterfeiting devices and decorative surface treatments.

•	Lasers: laser subsystems used in biotech instrumentation, semiconductor inspection, electronic material processing and precision machining.

Our Communications Test and Measurement Segment consists generally of:

•	Manufacturing and lab test platforms used in the design, performance, and interoperability testing of network equipment for all major and emerging core, metro, cable, and access network technologies for customers such as Lucent, Nortel, Alcatel, Motorola, Siemens, Scientific Atlanta and Cisco.

•	Field test instrumentation and software used in the installation, provisioning, and maintenance of broadband voice, video, and data communication services for customers such as SBC, Deutsche Telecom, Comcast, Telefonica, China Telecom and Verizon.

•	Network and service assurance systems used to monitor and troubleshoot network performance and to optimize quality of service for customers such as British Telecom, Time Warner, Bell South and Bell Canada.

Overall, our optical communications markets are notable for, among other things, their high concentration of customers at each level of the industry, extremely long design cycles and increasing competition from Asian (principally China-based) suppliers. One consequence of a highly concentrated customer base and increasing Asian competition is systemic pricing pressure at each level of the industry. Large capital investment requirements, long return on investment periods, uncertain business models and complex and shifting regulatory hurdles, among other things, currently combine to limit opportunities for new carriers and their system suppliers to emerge. Thus, we expect that high customer concentration and its attendant pricing pressure and other effects on our communications markets will remain for the foreseeable future. Long design cycles mean that considerable resources must be spent to design and develop new products with limited visibility relative to the ultimate market opportunity for the products (pricing and volumes) or the timing thereof.

As a supplier of components and modules to this industry, we feel the effects most acutely, as system designs must first be initiated at the carrier level, communicated to the systems provider and then communicated to us and our competitors. During system design periods, shifts in economic, industry, customer or consumer conditions could and often do cause redesigns, delays or even cancellations to occur with their concomitant costs to those involved. Communications industry design cycles are often challenging for companies without the financial and infrastructural resources to sustain the long periods between project initiation and revenue realization. Our Commercial and Consumer Segment, while more diverse, shares some of the customer concentration and design cycle attributes of our communications markets. We are working aggressively on a strategy to expand our products, customers and distribution channels for several of our core competencies in these areas to, among other things, reduce our exposure to customer concentration and long design cycles across our company. As part of this strategy, we have expanded into the Commercial Test and Measurement Segment, which has expanded our customer base and distribution significantly.

On August 3, 2005, the Company completed the acquisition of privately held Acterna, Inc. (“Acterna”), a leading worldwide provider of broadband and optical test and measurement solutions for telecommunications and cable service providers and network equipment manufacturers. Starting the first quarter of fiscal 2006, the addition of Acterna’s Test and Measurement business will comprise a new reportable segment to the Company’s business, Communications Test and Measurement. One of the important attributes of the business of this segment is considerable seasonal revenue variability, with revenues from the second and third quarters historically significantly exceeding revenues for the first and fourth fiscal quarters. We expect this seasonality to continue for the foreseeable future, impacting our Communications Test and Measurement financial results, our overall product mix and financial performance.

Major business developments during the first quarter of fiscal 2006 include:

•	Net revenues increased approximately 33% during the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005, and increased sequentially approximately 51% from the fourth quarter of fiscal 2005. Net revenue for the first quarter of fiscal 2006 from our Optical Communications Segment was approximately 39% of net revenue, approximately 25% of net revenue from our Commercial and Consumer Segment, and approximately 36% of net revenue from our new Communications Test and Measurement Segment. Net revenue from our Commercial and Consumer Products Group declined approximately 28% from the year earlier quarter and approximately 2% from the fourth quarter of fiscal 2005. The year over year decline is due to the loss of a major customer, Texas Instruments, and also our decisions to exit or divest non-core and/or unprofitable product lines.

•	Gross margins improved during the quarter, with first quarter gross margins of 20% compared to 16% for the fourth quarter of fiscal 2005. However, gross margins decreased from 22% for the first quarter of fiscal 2005. The sequential improvement in gross margin was due to Acterna’s higher margins and, to a less visible extent, the early impact of our on-going cost reduction programs. The year over year decline was due to lower margins from the pre-Acterna business units (“JDSU Classic”) and the purchase price adjustment related to our acquisition of Acterna.

•	Our SG&A and R&D expenses for the first quarter increased over last year’s quarter as a percentage of net revenue, from 32% to 40%, related to Acterna’s higher SG&A and R&D expenses and increased audit fees.

•	The Company consumed approximately $349.3 million in cash and cash equivalents during the first quarter of fiscal 2006 including $49.8 million from operations which includes non-cash tax expenses and taxes payable totaling $9.5 million, and approximately $304.5 million from investing activities, principally the acquisition of Acterna on August 3, 2005.

•	Our headcount at September 30, 2005 was 6,871.

•	On September 8, 2005, the Company announced the planned acquisition of Agility, a leading provider of widely tunable laser solutions for optical networks. The acquisition is expected be completed by the second quarter of fiscal 2006.

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 154

In June 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”). The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. Opinion 20 previously required that such a change be reported as a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not believe the adoption of this pronouncement on July 2, 2006 will have a material impact on our financial statements.

EITF No. 05-6

In June 2005, the Emerging Issues Task Force (“EITF”) issued No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-6”). The pronouncement requires that leasehold improvements acquired in a business combination or purchase, subsequent to the inception of the lease, be amortized over the lesser of the useful life of the asset or the lease term that includes reasonably assured lease renewals as determined on the date of the acquisition of the leasehold improvement. This pronouncement should be applied prospectively, and we will adopt it during the first quarter of fiscal 2006. We do not believe this pronouncement will have an impact on our financial statements.

SFAS No. 123(R)

Effective July 3, 2005, the first day of fiscal 2006, we adopted Statement of Financial Accounting Standard No. 123, “Share-Based Payment (Revised 2004)” (“SFAS 123(R)”) on a modified prospective basis. As a result, we have included stock-based compensation costs in its results of operations for the quarter ended September 30, 2005, as more fully described in Note 4 to the our condensed consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Revenue Recognition: We recognize revenue when persuasive evidence of a final agreement exists, delivery has occurred, the selling price is fixed or determinable and collectibility is reasonably assured. Revenue recognition on the shipment of evaluation units is generally deferred until the customer completes purchase of the product. Revenue from sales to distributors with rights of return, price protection or stock rotation is not recognized until the products are sold through to end customers. Generally, revenue associated with contract cancellation payments from customers is not recognized until we receive payment for such charges.

Revenue on multi-element arrangements is recognized among each of the deliverables based on the relative fair value. The relative fair value is determined based on objective evidence that is specific to each vendor. If such evidence of fair value for any undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exit or until all elements of the arrangement are delivered, subject to certain limited exceptions.

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

Stock-based Compensation: We estimate the fair value of stock options granted using the Black-Scholes-Merton option-pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. This option-pricing model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility assumption was determined using a combination of historical and implied volatility of the Company’s common stock.

Investments: We hold equity interests in both publicly traded and privately held companies. When the carrying value of an investment exceeds its fair value and the decline in value is deemed to be other-than-temporary, we write down the value of the investment and establish a new cost basis. Fair values for investments in public companies are determined using quoted market prices. Fair values for investments in privately held companies are estimated based upon one or more of the following but not limited to: assessment of the investees’ historical and forecasted financial condition; operating results and cash flows; the values of recent rounds of financing; and quoted market prices of comparable public companies. We regularly evaluate our investments based on criteria that include, but are not limited to: the duration and extent to which the fair value has been less than the carrying value, the current economic environment and the duration of any market decline, and the financial health and business outlook of the investees. We generally believe an other-than-temporary decline occurs when the fair value of an investment is below the carrying value for six consecutive months. Future adverse changes in these or other factors could result in an other-than-temporary decline in the value of our investments, thereby requiring us to write down such investments. Our ability to liquidate our investment positions in privately held companies will be affected to a significant degree by the lack of an actively traded market, and we may not be able to dispose of these investments in a timely manner.

Inventory Valuation: We assess the value of our inventory on a quarterly basis and write-down those inventories which are obsolete or in excess of our forecasted usage to their estimated realizable value. Our estimates of realizable value are based upon our analysis and assumptions including, but not limited to: forecasted sales levels by product, expected product lifecycle, product development plans and future demand requirements. Our marketing department plays a key role in our excess review process by providing updated sales forecasts, managing product rollovers and working with manufacturing to maximize recovery of excess inventory. If actual market conditions are less favorable than our forecasts or actual demand from our customers is lower than our estimates, we may be required to record additional inventory write downs. If actual market conditions are more favorable than anticipated, inventory previously written down may be sold, resulting in lower cost of sales and higher income from operations than expected in that period.

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

Deferred Taxes: We regularly assess the likelihood that our deferred tax assets will be realized from recoverable income taxes or recovered from future taxable income, and we record a valuation allowance to reduce our deferred tax assets to the amount that we believe to be more likely than not realizable. All recoverable income taxes are recorded as refundable income taxes. Domestically, we have recorded deferred tax assets only to the extent of certain deferred tax liabilities. In addition, we have provided a full valuation allowance for most foreign deferred tax assets.

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

RESULTS OF OPERATIONS

The results of operations for the current period are not necessarily indicative of results to be expected for future years. The following table summarizes selected Consolidated Statement of Operations items (in millions, except for percentages):

	3 Months Ended September 30,		Change	Percentage Change
	2005	2004
Net revenue	$258.3	$194.5	$63.8	33%

Gross profit	$51.6	$42.9	$8.7	20%
Percentage of net revenue	20%	22%

Research and development	$33.7	$24.5	$9.2	38%
Percentage of net revenue	13%	13%

Selling, general and administrative	$70.4	$37.2	$33.2	89%
Percentage of net revenue	27%	19%

Amortization of other intangibles	$12.3	$4.7	$7.6	162%
Percentage of net revenue	5%	2%

Acquired in-process research and development	$19.6	$—	$19.6	100%
Percentage of net revenue	8%	0%

Reduction of other long-lived assets	$1.0	$4.5	$(3.5)	-78%
Percentage of net revenue	0%	2%

Restructuring charges	$4.8	$5.3	$(0.5)	-9%
Percentage of net revenue	2%	3%

Net Revenue:

For the period ending September 30, 2005, our net revenue of $258.3 million was approximately $63.8 million higher than our net revenue for the comparable period in fiscal 2004, and increased $87.4 sequentially from the fourth quarter of fiscal 2005.

The increased revenue for the three month period was attributable primarily to the addition of Acterna for two months which offset decreases in both our Optical Communications (“CPG”) and Commercial and Consumer Products Groups (“CCPG”). Our Communications Test and Measurement Group (“CommTest”) had revenue of $95.4 million for the quarter of which $91.9 million was from Acterna with the remaining $3.5 million from our pre-existing instrumentation product line which previously was part of CPG. The strong CommTest results were contrasted by declines in CCPG and in CPG. Revenues from CPG and CCPG decreased by $7.1 million comparing to the prior quarter and $30.7 million comparing to the first quarter of fiscal 2005. Decrease from prior quarter was mainly due to the Company exiting certain product lines in both CPG and CCPG during or prior to the first quarter of fiscal 2006 and the loss of one major CCPG customer during fiscal 2005. The decrease was partially offset by a full quarter of revenue from the solid state laser product line from the Lightwave Electronics acquisition closed during the fourth fiscal quarter of 2005.

Going forward, we continue to believe the overall business climate to have limited visibility and strong pricing pressures, which impairs our financial forecasting and predictability. Also, particularly in our CPG segment, the mix of revenues in any quarter continues to be driven by changes in demand from a small number of customers whose demands vary quarter from quarter. Currently we are experiencing some supply chain constraints (which we are working to address) that are limiting our ability to satisfy all of our customer requirements for certain of our CPG products. In addition, the CommTest customers tend to have seasonal buying patterns and this seasonality may result in significant revenue and product mix fluctuations in future quarters.

We continue to encounter multiple and systemic execution challenges principally related to new product introductions. These challenges include product delivery uncertainty, yield and quality problems, systems strain and related customer dissatisfaction.

These challenges impact our revenue potential and gross margins. If they remain unresolved, they may impact our market share for affected products. Improving our overall execution will be a major priority for the foreseeable future. If we do not improve our execution and product quality, our operating results could be significantly harmed.

Gross Profit:

For the three months ended September 30, 2005, gross profit of $51.6 million increased from $42.9 million for the same period a year ago and increased sequentially by $23.5 million compared to the fourth quarter of fiscal 2005. Factor that contributed to the increase was due to the addition of the CommTest product revenue, from Acterna Corporation, which has higher gross margins than the other product segments, and to improved gross profit in CCPG. The increase in CCPG reflected benefits from the exited product lines and the impact of a full quarter revenue from the Lightwave Electronics solid state laser product line. These margin improvements were partially offset by lower gross profit in CPG due to production inefficiencies due to supply constraints, higher transitory expenses associated with the transfer of products to contract manufacturers and the lower net benefit from excess and obsolete inventory adjustments and from favorable adjustments to the warranty reserve associated with warranty programs. In addition, the increase is offset by stock compensation expense of $0.3 million mainly related to the adoption of SFAS 123(R).

The Company sells products in certain markets that are highly competitive and price sensitive. The Company also sells products that are affected by customer seasonal buying patterns. These factors along with supplier constraints, manufacturing constraints and factory utilization issues, can and will result in variability in our gross profit. The Company has announced a number of cost reducing actions that are designed to reduce its cost structure in the current and future quarters. The resulting impact on the gross profit will be dependent on the factors noted above and on customer demand and pricing pressures.

Currently, the introduction of new products, such as Reconfigurable Optical Add / Drop Multiplexer (ROADM), optical switches, high speed transponders, solid state lasers and display components, which due to the untested nature of the products and the potential for complexity have incurred and are expected to continue to incur relatively higher start-up costs and increased yield and product quality risk. These issues have negatively impacted and could continue to negatively impact our gross profit. We expect gross profit pressures to remain for the foreseeable future and in particular expect strong pricing pressure, product mix effects (exacerbated by seasonal variations in our Communications Test segment business, the products of which have gross margins at the high end of our company-wide portfolio), under-utilization, factory transitions, and new product issues to create variability in our gross margins, and we cannot predict the timing or extent of any sustainable gross margin improvement. In the foreseeable future, actions designed to improve our gross margins (through product mix improvements, cost reductions associated with product transfers, facility consolidations, divestitures and product rationalization, and yield and quality improvements, among other things) will be a principal focus for us.

Research and Development (“R&D”) and Selling, General and Administrative (“SG&A”):

We believe that investment in R&D is critical to attaining our strategic objectives. Historically, we have devoted significant engineering resources to assist with production, quality and delivery challenges which have had some negative impact on our new product development activities. Despite our continued efforts to reduce expenses, there can be no assurance that our R&D expenses will continue to remain at the current level. In addition, there can be no assurance that such expenditures will be successful or that improved processes or commercial products, at acceptable volumes and pricing, will result from our investment in R&D. During the three months ended September 30, 2005, R&D expenses increased by $9.2 million compared to the same period a year ago mainly due to the addition of Acterna’s R&D spending of $9.1 million for the quarter. In addition, the first quarter of fiscal 2005 includes stock compensation expense of $1.0 million mainly related to the adoption of SFAS 123(R).

During the three months ended September 30, 2005, SG&A expenses increased by $33.2 million compared to the same period a year ago mainly due to addition of Acterna which had $27.2 million of SG&A costs along with higher outside audit and consulting fees of $2.8 million and the inclusion of stock compensation expense of $1.2 million for the period mainly related to the adoption of SFAS 123(R).

We intend to continue to aggressively address our SG&A expenses and reduce these expenses as and when opportunities arise. We have in the recent past experienced, and expect to continue to experience in the future, certain non-core expenses, such as litigation and dispute related settlements and accruals, which could increase our SG&A expenses, and impair our profitability expectations, in any particular quarter. We are also increasing SG&A expenses in the near term to complete the integration of Acterna, particularly with respect to business infrastructure and systems matters. None of these non-core expenses, however, is expected to have a material adverse impact on our financial condition. Also, we expect to incur additional SG&A expenses as we continue to address the requirements of the Sarbanes-Oxley Act of 2002, in particular, Section 404 thereof and our remediation of material weaknesses identified in our Annual Report on Form 10-K for fiscal 2005. There can be no assurance that our SG&A expense will decline in the future or that, more importantly, we will develop a cost structure (including our SG&A expense), which will lead to profitability under current and expected revenue levels.

Amortization of Other Intangibles:

The increase in amortization expense in the first quarter of fiscal 2006, compared to the same period in fiscal 2005, was mainly due to the increase in our intangible assets subject to amortization as a result of our acquisition of Acterna.

Acquired In-Process Research and Development:

In the first quarter of fiscal 2006, we incurred $19.6 million of in-process research and development (“IPR&D”) in connection with our purchase of Acterna. In accordance with generally accepted accounting principles, this IPR&D amount was expensed on the acquisition date as the acquired technology had not yet reached technological feasibility and had no future alternative uses.

Reduction of Other Long-Lived Assets:

During the three month periods ended September 30, 2005 and 2004, we recorded $1.0 million and $4.5 million, respectively, net reductions in the carrying value of its long-lived assets and assets held for sale. The reductions were recorded in accordance with SFAS 144.

Assets Held and Used:

During the three months ended September 30, 2005, we recorded a write-down of $1.0 million due to certain equipments in China, formerly utilized by our Fuzhou operations sold to Fabrinet, is no longer neded. As the equipment is specialized and not currently in demand, fair value less the cost to sell or dispose of these items approximates zero. During the three months ended September 30, 2004, no assets classified as held and used were reduced in value.

Assets Held for Sale:

During the three months ended September 30, 2005, no assets classified as held for sale were reduced in value. During the three months ended September 30, 2004, the Ottawa corporate campus had continued to be classified as held for sale and the Company was still actively marketing the property. In accordance with SFAS 144, the Company adjusted the carrying value of the Ottawa campus and certain other assets held for sale to the fair value of such assets, which resulted in a charge to income of $4.5 million for the three months ended September 30, 2004.

Restructuring and Other Related Charges:

During the second quarter of fiscal 2004, the Company announced the completion of the Global Realignment Program (“GRP”), which began in April 2001. That program focused on large-scale site and employee reductions. The Company continues to take advantage of opportunities to further reduce costs through targeted, customer-driven, restructuring events intended to consolidate the company and rationalize the manufacture of our products based on core competencies and cost efficiencies. Restructure activities entered into through the second quarter of 2004 are described under the GRP, while activities beginning in the third quarter of fiscal 2004 are described under Restructuring Actions.

During the three months ended September 30, 2005, the Company recorded $2.6 million of expenses to discontinue certain non-strategic businesses. Sixty three employees were notified for termination, 42 in manufacturing, 6 in research and development and 15 in selling, general and administrative functions. The estimated cost for severance and benefits was $1.6 million. An additional charge of $1.0 million was recognized for facilities remediation. Forty one terminated employees are located in North America and 22 in Europe. As of September 30, 2005, 45 employees had been terminated. Severance and benefits are scheduled to be paid through the second quarter of fiscal 2006.

For the three months ended September 30, 2005, we also recorded $2.2 million in adjustments under the GRP for estimated sublease income expected on restructured properties. The Company’s ability to generate sublease income, as well as its ability to terminate lease obligations at the amounts estimated, is highly dependent upon the economic conditions, particularly commercial real estate market conditions in certain geographies, at the time we negotiate the lease termination and sublease arrangements with third parties as well as the performances by such third parties of their respective obligations. While the amount we have accrued represents the best estimate of the remaining obligations we expect to incur in connection with these plans, estimates are subject to change. Routine adjustments are required and may be required in the future as conditions and facts change through the implementation period. Our restructuring obligations are net of sublease income or lease settlement estimates of approximately $2.9 million. If adverse macroeconomic conditions continue, particularly as they pertain to the commercial real estate market, or if, for any reason, tenants under subleases fail to perform their obligations, we may be required to reduce estimated future sublease income and adjust the estimated amounts of future settlement agreements, and accordingly, increase estimated cost to exit certain facilities. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2011.

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

Interest and Other, Net:

During the three months ended September 30, 2005, net interest and other income decreased by $4.2 million compared to the same period a year ago. The decrease was mainly due to higher losses of $5.5 million on sale of assets, offset by higher currency exchange gain of $0.8 million.

Gain on Sale of Investments:

Gains on sales of investments are primarily the result of the sale of marketable securities. The gains of $33.3 million during the three months ended September 30, 2005 were primarily due to the sale of half of our original ownership of 25% in ADVA Optical Networking (“ADVA”). The fair value of our total marketable securities at September 30, 2005 is approximately $4.2 million.

Reduction in Fair Value of Investments:

We periodically review our investments for impairment. In the event the carrying value of an investment exceeds its fair value and the decline in fair value is determined to be other-than-temporary, we write down the value of the investment to its fair value. We recorded $2.3 million of reductions in fair value of certain non-marketable investments in both of the first quarters of fiscal 2005 and 2004.

Loss on Equity Method Investments:

We recorded losses on our equity method investments representing our pro-rata share of net losses. Our equity investments include 5 venture capital funds and 3 direct investments. The Company recorded $0.4 million and $2.9 million of loss on equity method investments in the first quarter of fiscal 2005 and 2004, respectively.

Income Tax Expense:

We recorded income tax expense of $5.5 million for the three months ended October 1, 2005, as compared to income tax expense of $0.5 million for the three months ended September 30, 2004.

The income tax expense recorded for the three months ended September 30, 2005 relates primarily to a $3.6 million noncash charge associated with the reversal of tax benefits recognized in prior periods relating to the sale of certain marketable securities and a $0.7 million deferred tax expense associated with tax amortization of goodwill for which no financial statement amortization has occurred. The income tax expense recorded differs from the expected tax benefit that would be calculated by applying the federal statutory rate to our loss before income taxes primarily due to increases in our valuation allowance for deferred tax assets attributable to our domestic and foreign losses from continuing operations, the $3.6 million noncash charge associated with the sale of certain marketable securities, and foreign and state income taxes.

Income tax expense recorded for the three months September 30, 2004 relates primarily to foreign income taxes and differs from the expected tax benefit that would be calculated by applying the federal statutory rate to our loss before income taxes primarily due to increases in our valuation allowance for deferred tax assets attributable to our domestic and foreign losses from continuing operations.

Fluctuations in the value of our available-for-sale marketable securities may create volatility in the amount of income tax expense (benefit) we record in future periods.

We have recorded a valuation allowance on our domestic deferred tax assets as of September 30, 2005 to the extent they exceed certain deferred tax liabilities. In addition, we have provided a full valuation allowance on some of our foreign deferred tax assets. We intend to maintain the valuation allowance until sufficient positive evidence exists to support reversal of some or all of it. Likewise, the occurrence of negative evidence with respect to the foreign deferred tax assets which have no valuation allowance could result in an increase in the valuation allowance. Our income tax expense recorded in the future will be reduced or increased to the extent of offsetting decrease or increases to our valuation allowance.

We are currently subject to various federal, state and foreign audits by taxing authorities. We believe that adequate amounts have been provided for any adjustments that may result from these examinations.

As part of our accounting for business combinations, some of the purchase price is allocated to goodwill and intangible assets. For many of our acquisitions, impairment charges associated with goodwill will not be tax deductible and will result in an increased effective income tax rate in the quarter the impairment is recorded. For these same acquisitions, amortization expense associated with acquired intangible assets is likewise not tax deductible, however deferred taxes have been recorded as part of the purchase price allocation. Consequently, the amortization (or impairment) of the intangible assets will not affect our post-acquisition income tax rate. Income tax contingencies existing as of the acquisition dates of all of the acquired companies are evaluated quarterly and any adjustments are recorded as an adjustment to goodwill.

Loss on Sale of Subsidiary:

For the three months ended September 30, 2005, we recorded a loss on sale of subsidiary of $0.4 million. This loss is related to a true up of the sale of inventory to Emcore. The true up consists of a reconciliation of a discrepancy of the physical inventory sold, a write off of demo inventory, and scrap. For the three months ended September 30, 2004, we did not have a loss on sale of subsidiary.

Operating Segment Information:

The following table summarizes revenue by operating segment for the three months ended September 30, 2005 and 2004 (in millions):

	Three Months Ended September 30,		Change	Percentage Change
	2005	2004
Optical Communications
Revenue	$100.5	$106.7	(6.2)	-6%
Operating loss	(18.0)	(15.6)	(2.4)	15%
Commercial & Consumer
Revenue	63.3	87.8	(24.5)	-28%
Operating income	8.4	11.4	(3.0)	-26%
Communications Test & Measurement
Revenue	94.5	—	94.5	100%
Operating income	19.3	—	19.3	100%

The increase in operating loss for the CPG segment during the three month period ended September 30, 2005 reflects continued erosion in average selling price (“ASP”), increased net inventory related charges resulting from reduced consumption of previously reserved inventory and manufacturing transition costs.

The increase in operating income for CCPG during the three month period was attributable to continued strength in our Flex business group along with the full quarter impact of the Lightwave acquisition. While our Optics and Display business continued to lose revenue, the improved gross margins in the business unit along with the increases in Flex and the Lightwave product lines led to improved operating income quarter over quarter for the first time since the first quarter of fiscal 2005.

The increase in operating income for CommTest is due to the completion of the Acterna acquisition in the quarter ended September 30, 2005.

We operate primarily in three geographic regions: Americas, Europe and Asia-Pacific. Net revenue from customers outside the Americas represented 38% and 35% of net revenue for the three months ended September 30, 2005 and 2004, respectively. Net revenue was assigned to geographic regions based on the customers’ shipment locations. We expect revenue from international customers to continue to be an important part of our overall net revenue and an increasing focus for net revenue growth.

During the three months ended September 30, 2005 and 2004, no customer accounted for more than 10% of net revenue.

Liquidity and Capital Resources:

As of September 30, 2005, we had a combined balance of cash, cash equivalents and short-term investments of $827.5 million, a decrease of $477.0 million from June 30, 2005 primarily due to cash consumed in operations of $49.8 million, purchase of property, plant and equipment of $12.9 million and acquisition activities of $456.6 million. Our total debt outstanding was $467.2 million and capital lease obligations were $4.2 million at September 30, 2005. For more information, see Note 20. “Convertible Debt and Letter of Credit”.

Cash used in operating activities was $49.8 million during the three months ended September 30, 2005, primarily due to our net loss of $67.0 million and the net change in operating assets and liabilities of $18.5 million; adjusted for non-cash items including depreciation of $12.6 million, amortization of $12.3 million, in process research and development of $19.6 million and the gain on sale of short term investments of $33.3 million.

Cash used by investing activities was approximately $304.5 million during the three months ended September 30, 2005, primarily related to the acquisition of Acterna for $456.6 million, net of cash acquired and purchases of property, plant and equipment of $12.9 million, offset by cash provided by maturities and sales of investments of $157.4 million.

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

Our financing activities for the three months ended September 30, 2005 provided cash of $4.7 million, resulting primarily from issuance of Company stock under the Employee Stock Purchase Plan.

We believe that our existing cash balances and short-term investments will be sufficient to meet our liquidity and capital spending requirements at least through the next 12 months.

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

Employee Stock Options:

Our stock option program is a broad-based, long-term retention program that is intended to attract and retain employees and align stockholder and employee interests. As of September 30, 2005, we have available for issuance 87.9 million shares of common stock underlying options for grant primarily under the Company’s 2003 Equity Incentive Plan. The exercise price is generally equal to the fair value of the underlying stock at the date of grant. Options generally become exercisable over a four-year period and, if not exercised, expire from five to ten years post grant date. The majority of our employees participate in our stock option program.

Effective the first quarter of fiscal 2006, we adopted SFAS 123(R) which establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, over the requisite service period. We previously applied APB 25 and related Interpretations, as permitted by SFAS 123. Refer to “Note 4. Stock-Based Compensation” of our Notes to Consolidated Financial Statements for a detailed discussion.

Status of Acquired In-Process Research and Development Projects:

We periodically review the stage of completion and likelihood of success of each of the IPR&D projects. The nature of the efforts required to develop the IPR&D projects into commercially viable products principally relates to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements. The current status of the IPR&D projects from our significant acquisitions as of September 30, 2005 is as follows:

Acterna

Acterna, Inc. was acquired in August 2005, and at the time of acquisition was in the process of developing multiple products. We incurred post-acquisition costs of approximately $4.5 million to date and estimate that additional investment of approximately $20.3 million in research and development will be required during fiscal years 2006 and 2007 to complete the IPR&D projects.

Lightwave

Lightwave Electronics Corporation was acquired in April 2005, and at the time of acquisition was in the process of developing multiple diode pumped solid state laser products. We incurred post-acquisition costs of $0.6 million to date and estimate that additional investment of approximately $4.4 million in research and development will be required during fiscal years 2006 and 2007 to complete the IPR&D projects.

E2O

E2O was acquired in May 2004 and was in the process of developing a shortwave Vertical-Cavity Surface-Emitting Laser (“VCSEL”) Shortwave laser as of the date of acquisition. We have incurred post-acquisition costs of $2.5 million to date and estimate that an additional investment of approximately $0.7million in research and development will be required. The project is expected to be completed in the third quarter of fiscal 2006. The differences between the actual outcome noted above and the assumptions used in the original valuation of the technology are not expected to have a significant impact on our results of operations and financial position.

Risk Factors

We cannot accurately predict future profitability levels.

Although we have made progress both in reducing costs associated with our legacy business, as well as in significantly improving the profitability of our product portfolio (principally through the acquisition of Acterna in the first quarter of fiscal 2006), a confluence of factors may reduce the impact of these improvements, as well as our ability to grow revenues or to predict future profitability levels. These factors include, among others:

•	Adverse changes to our product mix, both fundamentally (resulting from new product transitions, the declining profitability of certain legacy products and the termination of certain formerly higher margin products, among other things) and due to quarterly demand fluctuations, particularly within our CPG product portfolio, which has a wide gross margin range;

•	The declining, but variable impact of transient financial benefits (including warranty reversals, cancellation revenues and the consumption of previously-written off inventory) accumulated during the economic downturn and associated restructuring activities;

•	Adverse charges associated with underutilization of our manufacturing capacities and an endemic concern within the communications component industry;

•	Intense pricing pressure across our product lines (due to competitive forces, increasingly from Asia, and a highly concentrated customer base for many of our product lines), which continues to offset many of the cost improvements we are realizing quarter over quarter;

•	Increasing commoditization of previously customized, differentiated products, principally in our communications markets, and the concomitant negative effect on pricing and profit margins;

•	Continuing execution challenges, particularly in our CPG product portfolio, which limit revenue opportunities and harm profitability, market opportunities and customer relations;

•	Restructuring charges, employee severance expenses and other costs associated with asset divestitures, facility consolidations, product transfers, product terminations and other actions associated with our continuing restructuring activities;

•	Revenue declines associated with terminated or divested product lines;

•	Continuing redundant costs related to transitioning manufacturing to low cost locations;

•	Continuing high levels of selling, general and administrative (“SG&A”) expenses; and

•	Seasonal fluctuations in revenue from our CommTest products, which typically have significantly higher revenue in fiscal Q2 and Q3 than in fiscal Q1 and Q4.

Taken together, these factors limit our ability to predict future profitability levels. While some of these factors may diminish over time as we improve our cost structure and focus on enhancing our product mix, several, such as continuous pricing pressure, increasing Asia-based competition, increasing commoditization of previously-differentiated products, a highly concentrated customer base for many of our product lines and seasonal CommTest revenue fluctuations are likely to remain endemic to our businesses. If we fail to achieve our stockholders’ profitability expectations, our stock price, as well as our business and financial condition, will suffer.

Our Communications Test and Measurement Segment is particularly vulnerable to seasonal variations in its business.

The majority of the products in our Communications Test segment are subject to significant seasonal fluctuations in demand. Demand for such products (and the associated revenue and profitability contribution) typically peaks in the quarter ended December 31. Reasons for this seasonal variation, include, among other things, the customary capital equipment and research and design buying patterns of the telecommunications carriers and cable service providers, which are the most significant customers for our Communications Test products. As a consequence, we expect seasonal demand fluctuations to cause significant, periodic variations in our financial results for this reportable segment, particularly in our fourth and first fiscal quarters. Moreover, our overall financial results will be negatively impacted by these seasonal fluctuations to the extent that financial results from our other reportable segments do not offset the declines in our CommTest segment.

If information networks do not continue to expand as expected, our business will suffer.

Our future success as a manufacturer of optical components, modules and subsystems, and communications test and management products, ultimately depends on the continued growth of the communications industry and, in particular, the continued expansion of global information networks. As part of that growth, we are relying on increasing demand for high-content voice, video, text and other data delivered over high-speed connections (i.e., high bandwidth communications). As network usage and bandwidth demand increase, so do the need for advanced networks to provide the required bandwidth. Without network and bandwidth growth, the need for our products, and hence our future growth as a manufacturer of these products, is jeopardized. Currently, while increasing demand for network services and for broadband access, in particular, is apparent, growth is limited by several factors, including, among others, an uncertain regulatory environment, reluctance from content providers to supply video and audio content over the communications infrastructure, and uncertainty regarding long term sustainable business models as multiple industries (cable, traditional telecommunications, wireless, satellite, etc.) offer non-complimentary and competing content delivery solutions. Ultimately, should long-term expectations for network growth and bandwidth demand not be realized or support a sustainable business model, our business would be significantly harmed.

Without stability and growth in our non-communications businesses our margins and profitability may suffer.

CCPG represents a material, although varying, portion of our total net revenue. Gross margins associated with products in this segment often exceed those from products in CPG. While we believe that actions we have taken in the last several quarters (including, among other things, divestitures and end of life programs) have significantly reduced the financial risk associated with our optics and display business, revenue declines associated with CCPG have had, and may in the future continue to have, a disproportionate impact on total Company profitability measures in any quarter. Accordingly, our strategy emphasizes the growth opportunities in all of our reported segments, as we seek to expand our markets and customer base, improve the profitability of our product portfolio and improve time to revenue. Therefore, we are engaged in or exploring new investments, strategic partnerships and product opportunities in CCPG particularly in our coating technologies and laser businesses, as well as in our pigments business. Failures in these markets or in our execution of programs related to the same may significantly harm our business.

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

Our success depends upon our ability to deliver high quality products on time to our customers at acceptable cost. As a technology company, we constantly encounter quality, volume and cost concerns. Currently, a combination of factors is exacerbating our concerns:

•	Our continuing cost reduction programs, which include site consolidations, asset divestitures, product transfers (internally and to contract manufacturers) and employee reductions, require the re-establishment and re-qualification of complex manufacturing lines, as well as modifications to systems, planning and operational infrastructure. During this process, we have experienced, and continue to experience: additional costs, delays in re-establishing volume production levels; supply chain interruptions; planning difficulties; inventory issues; factory absorption concerns; and systems integration problems.

•	Periodic, variable increases in demand for certain of our products, in the midst of our cost reduction programs, have from time to time strained our execution abilities as well as those of our suppliers, as we are experiencing periodic and varying capacity, workforce and materials constraints, enhanced by the impact of our ongoing product and operational transfers.

•	Recently, we have commenced a series of new product programs and introductions, particularly in our circuit pack, communications modules, optical switches and test and management products, which due to the untested and untried nature of the relevant products and their manufacture and their increased complexity, exposes us to yield and product quality risk, internally and with our materials suppliers.

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

Customers will not purchase certain of our products, other than limited numbers of evaluation units, prior to qualification of the manufacturing lines for the products. This concern is particularly relevant to us as we continue programs to reduce costs through targeted, customer-driven, restructuring events, which involve the relocation of certain of our manufacturing internally and to external manufacturers. Each new (including relocated) manufacturing line must undergo rigorous qualification testing with our customers. The qualification process can be lengthy and is expensive, with no guarantee that any particular product qualification process will lead to profitable product sales. The qualification process determines whether the manufacturing line achieves the customers’ quality, performance and reliability standards. Our expectations as to the time periods required to qualify a product line and ship products in volumes to customers may be erroneous. Delays in qualification can cause a long-term supply program to be cancelled. These delays will also impair the expected timing, and may impair the expected amount, of sales of the affected products. Nevertheless, we may, in fact, experience delays in obtaining qualification of our manufacturing lines and, as a consequence, our operating results and customer relationships would be harmed.

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

We are a technology-dependent company. Our success or failure depends, in large part, upon our ability to continuously and successfully introduce and market new products and technologies meeting or exceeding our customers’ expectations in a timely manner. Accordingly, we intend to continue to develop new product lines and improve the business for existing ones. However, we have considerably reduced our research and development spending from historic levels and some of our competitors now spend considerably higher percentages of their revenues on research and development than do we. If we fail to develop and sustain a robust, commercially viable product pipeline our business will suffer.

In recent periods, we have increased our focus on new products, particularly in our circuit pack, communications modules, optical switches and test and management businesses. Our current growth strategy emphasizes all of our businesses lines. Nevertheless, several of the key relevant products are untried and untested and have not yet demonstrated long-term commercial viability. Occasionally problems occur causing us to cancel or adjust new product programs. In this regard, we recently adjusted our light engine program to move from the mass production of integrated light engines for the broad consumer market to a focus on creating “best in class” components, integration techniques and systems integration for early market innovators. Current challenges, which we are experiencing across our new product efforts include establishing sustainable pricing and cost models, predictable and acceptable quality and yields, and adequate and reliable supply chains, as well as demonstrating our (and our suppliers’) ability to scale and provide adequate facilities, personnel and other resources. We are also experiencing market timing concerns for some of our product offerings. Nonetheless, if we fail to successfully develop and commercialize some or all of these new products, our business could suffer.

Signs of market stability are not necessarily indicative of long-term growth.

Among other things, while our direct communications equipment manufacturer customer base has remained largely intact, their customer base, the service providers, has been significantly reduced due to industry consolidations and the reduction of the competitive local exchange carriers. These consolidations have the potential to directly impact our communications test business, which includes all of the major telecommunications service providers in its customer base. Notwithstanding signs of market stability, visibility into our markets, and particularly the telecommunications market remains limited, average selling prices continue to decline and revenue and profitability targets and projections are subject to uncertainty and variability. While we are generally encouraged by long-term growth prospects, our visibility remains limited and we remain cautious and cannot predict the timing or magnitude of growth for our industries or our business, at this time.

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

A significant portion of our sales are dependent upon orders from a few key customers.

Apart from our CommTest segment, a few large customers account for most of our net revenue. Dependence on a limited number of customers exposes us to the risk that order reductions from any one customer can have a material adverse effect on periodic revenue.

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

The markets in which we sell our products are highly competitive and characterized by rapidly changing and converging technologies, as well as continuous pricing pressure. We face intense competition from established domestic and international competitors and the threat of future competition from new and emerging companies in all aspects of our business. Much of our current competition comes from large, diversified Asian corporations, and emerging, largely Chinese optical companies. These competitors have considerable expertise, and often very low cost structures. The competitive threat is exacerbated by the overall trend towards increased commoditization of traditionally highly differentiated products, particularly in our Communications Products Group. We expect Asian, and particularly Chinese, competition to increase across our portfolio. To remain competitive in both the current and future business climates, we believe we must maintain a substantial commitment to innovation and product differentiation, as well as significantly improve our cost structure. Our efforts to remain competitive may be unsuccessful.

Risks in acquisitions.

Our growth is dependent upon market growth, our ability to enhance our existing products and the introduction of new products on a timely basis. We have and will continue to address the need to develop new products through acquisitions of other companies and technologies. Acquisitions involve numerous risks, including the following:

•	Difficulties in integrating the operations, technologies, products and personnel of the acquired companies;

•	Inadequate internal control procedures and disclosure controls to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002;

•	Diversion of management’s attention from normal daily operations of the business;

•	Potential difficulties in completing projects associated with in-process research and development;

•	Difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

•	Insufficient net revenues to offset increased expenses associated with acquisitions; and

•	Potential loss of key employees of the acquired companies.

Acquisitions may also cause us to:

•	Issue common stock that would dilute our current shareholders’ percentage ownership;

•	Assume liabilities some of which may be unknown at of the time of such acquisitions;

•	Record goodwill and non-amortizable intangible assets that will be subject to impairment testing and potential periodic impairment charges;

•	Incur amortization expenses related to certain intangible assets;

•	Incur large and immediate write-offs of in-process research and development costs; or

•	Become subject to litigation.

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

Expenses relating to acquired in-process research and development costs are charged in the period in which an acquisition is completed. These charges may occur in future acquisitions resulting in variability in our quarterly earnings.

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

Our finance personnel in new positions may require additional quarterly reporting cycles to be trained and fully familiar with our historical complex non-routine transactions. Should we be unable to recruit the additional personnel needed in the corporate accounting and finance function to strengthen our technical capabilities or should we increase the demands on our current resources with a large number of complex non routine transactions our internal controls over financial reporting could suffer and result in material weaknesses in our internal controls over financial reporting (see Item 4. Controls and Procedures). We will also be challenged with the integration of Acterna which will further stretch our finance organization resources.

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

Certain of our non-communications related products are subject to governmental and industry regulations, certifications and approvals.

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

Our customers are located throughout the world. In addition, we have significant offshore operations, including product development, manufacturing, sales and customer support operations. Our operations outside North America include product development and manufacturing facilities in Europe and Asia and service, sales and support offices worldwide.

Our international presence exposes us to certain risks, including the following:

•	our ability to comply with customs, import/export and other trade compliance regulations of the countries in which we do business, together with any unexpected changes in such regulations;

•	difficulties in establishing and enforcing our intellectual property rights;

•	tariffs and other trade barriers;

•	political, legal and economic instability in foreign markets, particularly in those markets in which we maintain manufacturing and product development facilities;

•	difficulties in staffing and management;

•	language and cultural barriers;

•	seasonal reductions in business activities in the countries where our international customers are located;

•	integration of foreign operations;

•	longer payment cycles;

•	greater difficulty in accounts receivable collection;

•	currency fluctuations; and

•	potential adverse tax consequences.

Net revenue from customers outside North America accounted for 38% and 35% of our total net revenue in the first quarter of fiscal 2006 and 2005, respectively. We expect that net revenue from customers outside North America will continue to account for a significant portion of our total net revenue. Lower sales levels that typically occur during the summer months in Europe and some other overseas markets may materially and adversely affect our business. In addition, sales of many of our customers depend on international sales and consequently further expose us to the risks associated with such international sales.

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

Our recent acquisition of Acterna creates additional burden and risk, in the short term, as we expend resources to install the appropriate information technology systems and other processes to address the Company’s expanded operations and scope. During this transition period, we are exposed to the risks associated with incompatible and inadequate infrastructure elements, including, among other things, intra-company financial reporting challenges (including challenges in complying with the requirements of Section 404 of the Sarbanes Oxley Act of 2002).

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

If we fail to remediate our current system of internal controls to an effective level, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our brand and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. Specifically, our Annual Report on Form 10-K for fiscal 2005 identified certain material weaknesses in our internal controls processes.

We are currently devoting significant resources to remediate and improve our internal controls. We have not completed such remediation or improvements. Although we believe that we will successfully complete such remediation, we may fail to do so. Also, we cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock. The addition of the business and operations of Acterna has significantly increased the burden on our systems and infrastructure, and imposes additional risk to the successful completion of our remediation plans, as well as to the ongoing effectiveness of our internal controls and disclosure controls and procedures. As a privately-held company, Acterna lacked the systems and reporting infrastructure typical of a publicly-held company of similar size and complexity. Consequently, we expect to expend significant resources and effort in this regard and are not certain that our efforts will be successful. .

If we fail to timely file with the trustee of our senior convertible notes certain information, documents and reports required to be filed by us with the SEC, the holders of our senior convertible notes could demand all such notes due and payable immediately. As a result, we may not have enough cash to pay the note holders, which would harm our business and the trading price of our stock.

Recently, we have had difficulty filing certain of our reports with the SEC in the accelerated timeframe required by the SEC. Under the terms of the indenture governing our senior convertible notes, we must comply with certain covenants, agreements and conditions, including filing with the trustee certain information, documents and reports required to be filed by us with the SEC. Certain failures to comply with the filing of such reports with the trustee would constitute a default. Upon such a default, the trustee or holders of 25% of the outstanding principal of the notes have the option to send us a notice of default, demanding that such default be cured within 60 days. If we receive such a notice of default, we will be required to cure such default within 60 days or obtain a waiver from holders of a majority of the outstanding principal balance of the notes. If we cannot cure such default within 60 days or obtain a waiver, the notes could be accelerated. We may not have enough cash to pay the note holders in such event, which would harm our business and the trading price of our stock.

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

We continue to evaluate our internal control systems in order to allow our management to report on, and our independent auditors to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. As a result, we continue to incur substantial expenses. In addition, we continue to acquire companies including Acterna, and there can be no assurance that we will be able to properly integrate the internal controls processes of the acquired companies.

Based upon the evaluation of internal controls as of June 30, 2005, we have determined we have material weaknesses in our system of internal control over financial reporting. If we are not able to remediate these material weaknesses, implement the requirements of Section 404 in a timely manner or implement them with adequate compliance with regard to the acquired companies, we might be subject to harm to our reputation and could adversely affect our financial results and the market price of our common stock. Further, the impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, which could harm our business.

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

As of September 30, 2005, we held investments in other public and private companies and had limited funds invested in private venture funds. Such investments represented approximately $17.3 million on our consolidated balance sheet at September 30, 2005. The stock prices of several of our investments fell in the recent economic downturn; we wrote down the value of these investments if the decline in fair value was deemed to be other-than-temporary. In addition to our investments in public companies, we have in the past and expect to continue to make investments in privately held companies as well as venture capital investments for strategic and commercial purposes. For example, we had a commitment to provide additional funding of up to $0.5 million to certain venture capital investment partnerships as of September 30, 2005. In recent months some of the private companies in which we held investments have ceased doing business and have either liquidated or are in bankruptcy proceedings. If the carrying value of our investments exceeds the fair value and the decline in fair value is deemed to be other-than-temporary, we will be required to further write down the value of our investments, which could materially harm our results of operations or financial condition.

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

Foreign Exchange Risk:

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

Investment and Interest Rate Risk:

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

As of the end of the period covered by this report, JDS Uniphase carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and our Chief Financial Officer, based on their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report have concluded that, our disclosure controls and procedures were not effective to provide reasonable assurance that the foregoing objectives were achieved, in light of the material weaknesses described within our Annual Report on Form 10-K for the fiscal year ended June 30, 2005. During the first quarter of fiscal year 2006, we have taken and expect to take the remediation steps described with regards to these material weaknesses:

The design and operating effectiveness of controls related to the documentation and analysis related to the impairment of goodwill under Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets. Our plans to remediate this include:

•	We will develop procedures to determine that qualified, senior level personnel within the finance organization are responsible for the review and approval of the accounting treatment for these types of transactions;

•	Initiate plans to add and retain technical accounting personnel and continue the search for qualified candidates. This process will require time to hire and train personnel and build institutional knowledge;

A material weakness in the control environment due to an insufficient number of qualified resources with the required proficiency to apply the Company’s accounting policies in accordance with U.S. GAAP. Our plans to remediate this include:

•	Evaluating responsibilities within our finance organization to improve our controls and increase the level of management oversight of the process;

•	Initiating plans to add and retain personnel with technical accounting expertise and began a search for qualified candidates. This process will require time to hire and train personnel and build institutional knowledge;

•	Re-allocate duties to persons within the finance organization to maximize their skills and experience;

A material weakness in the information and communication due to insufficient processes and controls in the identification, capture and timely communication of financially significant information between certain parts of our organization and the finance department to enable finance to account for transactions in a complete, appropriate and timely manner. Our plans to remediate this include:

•	Continue to monitor the communication channels between our Legal, Human Resource, Operations and Corporate Business Development management and our finance department and take prompt action, as necessary, to further strengthen these communication channels, which includes steps to ensure that our senior financial management has timely access to all material financial and non-financial information concerning our business.

•	Implemented basic controls and finance training for managers and process owners

A material weakness in the control activities associated with complex and non-routine transactions and estimation processes, due to inadequate documentation and review of accounting procedures and analyses.

•	Implementing increased controls over our financial close process which includes increased management reviews of complex and judgmental accounting issues;

•	Increase the level of analysis and review of complex and non-routine transactions;

•	Document historically significant transactions and disseminate the related documentation and information to the proper individuals to ensure the proper accounting in the current period.

While progress is being made, corrective actions have not been fully completed to permit management to conclude that the above referenced material weaknesses had been fully remediated as of September 30, 2005.

On August 3, 2005, we completed the acquisition of Acterna, Inc., a private company with internal control procedures and disclosure controls and procedures that had not been designed or maintained for public company reporting. We are in the process of evaluating Acterna’s internal controls and disclosure controls and procedures and, as of the end of the period covered by this report, have not yet completed our evaluation. Based on such evaluation as we been able to complete to date, we have concluded that significant remediation is needed and are taking the appropriate actions. We do anticipate that the fiscal 2006 management report, under Section 404 of the Sarbanes-Oxley Act of 2002, will not include Acterna, which will be completed as and when required by applicable law.

Changes in internal control over financial reporting.

Although we have already taken some actions to remediate these material weaknesses, further action is required to complete our remediation including the addition of finance staff and the development and implementation of enhanced processes. Our management will monitor closely the implementation of our remediation plan. The effectiveness of the steps we have taken to date and the steps we are still in the process of completing is subject to continued management review, as well as Audit Committee oversight, and we may make additional changes to our internal control over financial reporting

Other than described above, there has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Limitations on the Effectiveness of Disclosure Controls and Procedures

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Pending Litigation

The Securities Class Actions:

Litigation under the federal securities laws has been pending against the Company and certain former and current officers and directors since March 27, 2002. The complaint in re JDS Uniphase Corporation Securities Litigation, C-02-1486 (N.D. Cal.), purports to be brought on behalf of a class consisting of those who acquired the Company’s securities from October 28, 1999, through July 26, 2001, as well as on behalf of subclasses consisting of those who acquired the Company’s common stock pursuant to its acquisitions of OCLI, E-TEK, and SDL. The complaint seeks unspecified damages and alleges various violations of the federal securities laws, specifically Sections 10(b), 14(a), 20(a), and 20A of the Securities Exchange Act of 1934 and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933. On July 15, 2005, the Court denied Lead Plaintiff’s motion to strike parts of JDSU’s answer to the complaint and also denied JDSU’s motion for partial judgment on the pleadings. The Court also held a case management conference on July 15, 2005. At that conference, the Court ordered the parties to mediate, but declined to set a discovery cut-off or trial date. Pursuant to the Court’s order, the parties have agreed to appear at a mediation session before the Hon. Daniel Weinstein (Ret.) on November 29, 2005.

On July 22, 2005, the Oklahoma Firefighters Pension and Retirement System moved to intervene, seeking to represent the purported subclass of plaintiffs who exchanged shares of OCLI stock for shares of JDSU stock in connection with the merger. On October 12, 2005, the Court granted that motion. On August 12, 2005, Lead Plaintiff moved for class certification. That motion will be heard on November 18, 2005. A further case management conference is also scheduled for November 18, 2005.

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

On August 11, 2005, Plaintiff moved for class certification in the Zelman matter. Subject to certain conditions, JDSU later agreed to certification of the purported class.

The Derivative Actions:

Derivative actions purporting to be brought on the Company’s behalf have been filed in state and federal courts against several of the Company’s current and former officers and directors based on the same events alleged in the securities litigation. The complaint in Corwin v. Kaplan, No. C-02-2020 (N.D. Cal.), asserts state law claims for breach of fiduciary duty, misappropriation of confidential information, waste of corporate assets, indemnification, and insider trading. The complaint seeks unspecified damages. In January 2005, the Court stayed the action pending resolution of the federal securities action discussed above. At the July 15, 2005 case management conference in that action, however, the Court suggested that any mediation of the federal securities action also should include the derivative action. Accordingly, the parties have agreed to appear at a mediation session before the Hon. Daniel Weinstein (Ret.) on November 30, 2005.

In the California state derivative action, In re JDS Uniphase Corporation Derivative Litigation, Master File No. CV806911 (Santa Clara Super. Ct.), the complaint asserts claims for breach of fiduciary duty, waste of corporate assets, abuse of control, gross mismanagement, unjust enrichment, and constructive fraud purportedly on behalf of the Company and certain of its current and former officers and directors. The complaint also asserts claims for violation of California Corporations Code Sections 25402 and 25502.5 against defendants who sold the Company’s stock and asserts claims for breach of contract, professional negligence, and negligent misrepresentation against the Company’s former auditor, Ernst & Young, LLP. The complaint seeks unspecified damages. Defendants’ demurrers to the complaint are scheduled to be heard on December 6, 2005. The Court will also hear

Defendant Ernst & Young’s motion to compel arbitration of Plaintiffs’ claims against it on December 6, 2005. A case management conference is also scheduled for that day. Counsel for the plaintiffs also will attend the mediation scheduled for November 30, 2005. As noted in our previous filings, the plaintiff in the California state derivative action has issued a shareholder inspection demand that has been disputed by the Company. The dispute remains unresolved. A case management conference in the shareholder inspection demand action is scheduled for December 6, 2005. No activity has occurred in Cromas v. Straus, Civil Action No. 19580 (Del. Ch. Ct.), the Delaware derivative action, since our last filing.

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

The ERISA Actions:

A consolidated action entitled In re JDS Uniphase Corporation ERISA Litigation, Master File No. C-03-4743 CW, is pending in the District Court for the Northern District of California against the Company, certain of its former and current officers and directors, and certain other current and former JDSU employees on behalf of a purported class of participants in the Company’s 401(k) Plan. The complaint in the ERISA action alleges that the defendants violated the Employee Retirement Income Security Act by breaching their fiduciary duties to the Plan and its participants. The complaint alleges a purported class period from February 4, 2000, to the present and seeks an unspecified amount of damages, restitution, a constructive trust, and other equitable remedies. On April 6, 2005, Judge Wilken referred Defendants’ motion to dismiss the complaint to Judge Schwarzer. On July 14, 2005, Judge Schwarzer granted the motion in part with leave to amend and denied the motion in part. On July 20, 2005, Judge Wilken issued an order transferring the case for all purposes to Judge Schwarzer. Pursuant to Judge Schwarzer’s order on August 1, 2005, Plaintiffs’ deadline to file a second amended complaint was October 21, 2005.

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

The Company is also subject to a variety of other claims and suits that arise from time to time in the ordinary course of our business. While management currently believes that resolving claims against the Company, individually or in aggregate, will not have a material adverse impact on its financial position or results of operations, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. Were an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on the Company’s financial position and on the results of operations for the period in which the effect becomes reasonably estimable.

Tax Matters

Tax audits

During fiscal 2005, the Company has been subject to a Dutch wage tax audit for calendar year 1999 and a Texas franchise tax audit related to allocated taxable surplus capital for Texas report years 2001, 2002, and 2003. While the Company believes that it is reasonably possible that one or both of these audits may result in additional tax assessments, based on currently available information, the Company believes the ultimate outcome of these audits will not have a material adverse effect on the Company’s financial position, cash flows or overall trends in results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

As of September 30, 2005, the following executive officers and members of the Company’s Board of Directors maintained “plans” under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, for trading in shares of the Company’s common stock and/or exchangeable shares:

Christopher S. Dewees

Robert E. Enos

Martin A. Kaplan

Mark S. Sobey

Thomas Znotins

Item 6. Exhibits

(a) Exhibits:

Exhibit No.	Exhibit Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-15(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-15(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JDS Uniphase Corporation
(Registrant)

Date: November 15, 2005		/s/ David Vellequette
	By:	David Vellequette
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)