Form 10-Q
period 2005-12-31
JDS UNIPHASE CORP /CA/
filed 2006-02-08
CIK 912093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock outstanding as of January 28, 2006 was 1,676,219,240 including 57,683,798 exchangeable shares of JDS Uniphase Canada Ltd. Each exchangeable share is exchangeable at any time into common stock on a one-for-one basis, entitles a holder to dividend and other rights economically equivalent to those of the common stock, and through a voting trust, votes at meetings of stockholders of the Registrant.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

JDS UNIPHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004
Net revenue	$312.9	$180.5	$571.2	$375.0
Cost of sales	208.7	150.7	415.4	302.3

Gross profit	104.2	29.8	155.8	72.7

Operating expenses:
Research and development	40.7	24.4	74.4	48.9
Selling, general and administrative	83.3	43.5	153.7	80.7
Amortization of other intangibles	15.6	4.8	27.9	9.5
Acquired in-process research and development	0.3	—	19.9	—
Reduction of other long-lived assets	1.2	—	2.2	4.5
Restructuring charges	14.9	3.8	19.7	9.1

Total operating expenses	156.0	76.5	297.8	152.7

Loss from operations	(51.8)	(46.7)	(142.0)	(80.0)
Interest and other, net	7.8	5.3	6.3	8.0
Gain on sale of assets	0.5	—	0.1	—
Gain on sale of investments	1.8	2.0	35.1	2.3
Reduction in fair value of investments	(0.2)	(2.7)	(2.5)	(5.0)
Gain (loss) on equity method investments	0.3	(0.8)	(0.1)	(3.7)

Loss before income taxes	(41.6)	(42.9)	(103.1)	(78.4)
Provision of (benefit for) income taxes	0.5	(1.9)	6.0	(1.4)

Net loss	$(42.1)	$(41.0)	$(109.1)	$(77.0)

Net loss per share - basic and diluted	$(0.03)	$(0.03)	$(0.07)	$(0.05)

Shares used in per share calculation— basic and diluted	1,655.7	1,444.1	1,618.3	1,443.9

See accompanying notes to condensed consolidated financial statements

JDS UNIPHASE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and par value data)

(unaudited)

	December 31, 2005	June 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$227.1	$506.7
Short-term investments	599.3	793.3
Restricted cash	13.9	4.5
Accounts receivable, less allowances of $5.0 at December 31, 2005 and $3.8 at June 30, 2005	223.4	102.3
Inventories	181.2	97.4
Refundable income taxes	11.3	7.7
Other current assets	68.6	77.3

Total current assets	1,324.8	1,589.2
Property, plant and equipment, net	198.3	162.1
Deferred income taxes	4.1	4.0
Goodwill	668.5	190.2
Other intangibles, net	381.5	94.9
Long-term investments	17.5	29.2
Other assets	16.7	11.8

Total assets	$2,611.4	$2,081.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$124.9	$75.1
Accrued payroll and related expenses	55.1	30.5
Income taxes payable	40.5	27.9
Deferred income taxes	4.9	4.3
Restructuring accrual	31.5	23.0
Warranty accrual	13.9	7.3
Other current liabilities	129.1	72.7

Total current liabilities	399.9	240.8

Long-term debt	467.8	466.9
Other non-current liabilities	152.8	44.0

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock — par value $0.001: Authorized shares: 1,000,000	—	—
Common stock — par value $0.001:
Authorized shares: 6,000,000,000
Issued and outstanding shares: 1,675,192,536 and 1,448,291,679 at December 31, 2005 and June 30, 2005, respectively	1.7	1.4
Additional paid-in capital	68,962.7	68,597.4
Deferred compensation	—	(4.9)
Accumulated deficit	(67,382.4)	(67,273.3)
Accumulated other comprehensive income	8.9	9.1

Total stockholders’ equity	1,590.9	1,329.7

Total liabilities and stockholders’ equity	$2,611.4	$2,081.4

See accompanying notes to condensed consolidated financial statements

JDS UNIPHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Six Months Ended
	December 31, 2005	December 31, 2004
OPERATING ACTIVITIES:
Net loss	$(109.1)	$(77.0)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	26.2	20.5
Asset retirement obligations and deferred rent	5.2	—
Amortization expense	27.9	9.5
Amortization of deferred compensation and other stock-based compensation expense	7.3	0.2
Acquired in-process research and development	19.9	—
Tax expense on sale of short term investment	3.6	—
Accretion of discount on long-term debt	1.3	1.2
Changes in short term investments	4.7	5.3
Reduction of long-lived assets	2.2	4.5
Gain on sale of investments	(35.1)	(2.3)
Reduction in fair value of investments	2.3	5.0
Loss on equity method investments	0.1	3.7
Loss on sale of assets	2.7	—
Loss on disposal of property and equipment	0.2	0.5
Currency translation adjustment	(0.4)	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(59.5)	4.5
Inventories	2.3	(2.3)
Other current assets	27.3	(6.6)
Accounts payable	19.6	(2.0)
Income taxes payable	7.0	(4.2)
Deferred income taxes, net	(1.6)	—
Accrued payroll and related expenses	1.0	(3.2)
Other liabilities	(1.9)	(46.7)

Net cash used in operating activities	(46.8)	(89.4)

INVESTING ACTIVITIES:
Purchases of short term investments	(3.3)	(995.9)
Maturities and sales of short term investments, including restricted cash	226.7	1,097.7
Change in restricted cash	(9.4)	(1.3)
Acquisitions of businesses, net of cash acquired	(464.8)	(10.9)
Purchases of long term investments	(0.3)	(7.6)
Maturities and sales of long term investments	10.9	—
Purchases of property, plant and equipment	(24.8)	(15.7)
Proceeds from sale of property, plant and equipment	26.9	0.4

Net cash provided by (used in) investing activities	(238.1)	66.7

FINANCING ACTIVITIES:
Repayment of debt	—	(0.5)
Proceeds from exercise of employee stock options and employee stock purchase plan	4.8	8.5

Net cash provided by financing activities	4.8	8.0

Effect of exchange rate changes on cash and cash equivalents	0.5	0.1
Decrease in cash and cash equivalents	(279.6)	(14.6)
Cash and cash equivalents at beginning of period	506.7	324.7

Cash and cash equivalents at end of period	$227.1	$310.1

See accompanying notes to condensed consolidated financial statements

JDS UNIPHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The financial information as of December 31, 2005 and for the six months ended December 31, 2005 and 2004 is unaudited, but includes all normal and recurring adjustments that management considers necessary for a fair statement of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2005.

The balance sheet as of June 30, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results for the three and six months ended December 31, 2005 may not be indicative of results for the year ending June 30, 2006 or any future periods.

For the three months ended December 31, 2005, the Company recorded adjustments related to the true-up of asset retirement obligations for several leased facilities and the initial market value of certain marketable securities not previously recorded. The corrections resulted in additional income of $1.3 million ($0.1 million in operating expense and $1.4 million in gain on investments) related to prior quarters and years. Management and the Audit Committee believe that such amounts are not material to previously reported financial statements. There was no impact on net loss per share from these adjustments.

For the six months ended December 31, 2005, the Company recorded adjustments related to the recognition of asset retirement obligations for several leased facilities, the initial market value of certain marketable securities not previously recorded and the allocation of deferred rent expense over the term of certain leases. The corrections resulted in additional expenses of $6.3 million ($7.7 million in operating expense and $1.4 million in gain on investments) related to prior quarters and years. Management and the Audit Committee believe that such amounts are not material to previously reported financial statements. The impact from these adjustments was an additional loss of $0.01 per share.

Fiscal Years:

The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to June 30th. The second quarters of fiscal 2006 and 2005 ended on December 31, 2005 and January 1, 2005, respectively. For the ease of discussion and comparative presentation purposes, all accompanying financial statements and footnotes thereto have been shown as ending on the last day of the calendar month.

Principles of Consolidation:

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated.

Equity investments in which the Company exercises significant influence but do not control and are not the primary beneficiary are accounted for using the equity method. Investments in which the Company is not able to exercise significant influence over the investees are accounted for under the cost method.

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

Acquisition of Acterna, Inc.

On August 3, 2005, the Company completed the acquisition of privately held Acterna, Inc. (“Acterna”), a leading worldwide provider of broadband and optical test and measurement solutions for telecommunications and cable service providers and network equipment manufacturers. Starting the first quarter of fiscal 2006, the addition of Acterna’s Test and Measurement business comprises a new reportable segment to the Company’s business.

Reclassifications:

Certain amounts relating to the consolidated balance sheets, statements of cash flows, and segment reporting in prior period’s financial statements have been reclassified to conform to the current year presentation.

Note 2. Recent Accounting Pronouncements

FSP 115-1

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosure about unrealized losses that have not been recognized as other-than-temporary impairments. FSP115-1 is effective for reporting periods beginning after December 15, 2005. The Company does not believe the adoption of FSP 115-1 on January 1, 2006 will have a material impact on its financial statements.

SFAS No. 123(R)

Effective July 3, 2005, the first day of fiscal 2006, the Company adopted Statement of Financial Accounting Standard No. 123, “Share-Based Payment (Revised 2004)” (“SFAS 123(R)”) on a modified prospective basis. As a result, the Company began to include stock-based compensation costs in its results of operations starting the quarter ended September 30, 2005. See Note 4. “Stock-Based Compensation” for more details.

SFAS No. 154

In June 2005, the FASB issued Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”). The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. Opinion 20 previously required that such a change be reported as a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe the adoption of this pronouncement on July 2, 2006 will have a material impact on its financial statements.

FIN 47

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”, “(FIN 47”) which clarifies that the term “conditional asset retirement obligation” as used in Statement of Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. However, the obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN 47 requires that the uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not believe the adoption of FIN 47 on July 2, 2006 will have a material impact on its financial statements.

Note 3. Acquisitions

Agility Communications, Inc.

On November 30, 2005 the Company purchased Agility Communications, Inc. (“Agility”) for 22,598,149 shares of the Company’s common stock with a market value of $54.1 million at the measurement date and $10.7 million in cash, including $0.5 million of direct transaction costs incurred in connection with the acquisition. Prior to the acquisition, the Company had invested $3.0 million in Agility’s convertible preferred stock. As of December 31, 2005, the Company had acquired all of Agility’s outstanding common and preferred stock.

Agility is a leading provider of widely tunable laser solutions for optical networks. Tunable lasers simplify the deployment of high-speed metro and long-haul networks and help enable the delivery of next-generation services. The acquisition is expected to further expand the Company’s product offerings to service providers for their agile networks. The transaction was accounted for as a purchase in accordance with Statement of Financial Accounting Standard No. 141, “Business Combinations” (“SFAS 141”); therefore, the tangible assets acquired were recorded at fair value on the acquisition date. The preliminary allocation of the purchase price was based, in part, upon a valuation, and the estimates and assumptions used therein are subject to change.

The purchase price was allocated as follows (in millions):

Net tangible assets acquired	$5.8
Intangible assets acquired:
Developed technology	7.8
Customer relationships	3.8
In-process research & development	0.3
Customer backlog	0.1
Non-competition agreements	0.1
Goodwill	49.9

Total purchase price	$67.8

The following table summarizes the components of the tangible assets acquired at fair value (in millions):

Inventories	$3.1
Property and equipment	5.9
Other assets and liabilities, net	(3.2)

Net tangible assets acquired	$5.8

The current allocation of purchase price is preliminary as the Company has not finalized the valuation of assets acquired and liabilities assumed. Significant changes to the above allocation are not anticipated, and the Company expects the valuation process to be completed during the fourth quarter of fiscal 2006. The Company has not identified any material pre-merger contingencies where a liability is probable and the amount of the liability can be reasonably estimated.

Net tangible assets acquired include a charge of $0.9 million to eliminate duplicative positions at Agility (see “Note 14, Restructuring and Global Realignment”). Under Emerging Issues Task Force Issue No. 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”), this charge was included in the allocation of acquisition cost rather than period expenses.

A portion of the purchase price was allocated to developed product technology and in-process research and development (“IPR&D”). They were identified and valued through an analysis of data provided by Agility concerning developmental products, their stage of development, the time and resources needed to complete them, target markets, their expected income generating ability and associated risks. The Income Approach, which is based on the premise that the value of an asset is the present value of its future earning capacity, was the primary valuation technique employed. Discount rates of 12% and 16% were applied to developed product technology and IPR&D, respectively.

Developed product technology, which includes products that are already technologically feasible, is primarily comprised of a portfolio of tunable lasers, transmitters and transponders.

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

The acquired intangible assets are being amortized over their estimated useful lives, which are presented in the table below:

Developed technology	5.5 years
Customer relationships	1.5 years
Customer backlog	1.5 years
Non-competition agreements	2.5 years

Goodwill, which represents the excess of the purchase price over the fair value of tangible and identified intangible assets acquired, is not being amortized but will be reviewed annually for impairment, or more frequently if impairment indicators arise, in accordance with Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). In part, goodwill reflects the competitive advantages the Company expects to realize from incorporating Agility’s technologies into existing product lines and developing new markets. Goodwill has been assigned to the Optical Communications operating segment and is not expected to be deductible for tax purposes.

Agility’s results of operations have been included in the Company’s consolidated financial statements subsequent to the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to prior period financial statements.

The former shareholders of Agility made certain representations and warranties to the Company and agreed to indemnify the Company against damages which might arise from a breach of those undertakings. As security for this indemnification obligation of the former Agility shareholders, approximately $10.0 million of the cash consideration is being held in escrow until the twelve month anniversary of the closing date.

Acterna Inc.

On August 3, 2005 the Company purchased Acterna Inc. (“Acterna”) for 200,467,802 shares of the Company’s common stock with a market value of $304.7 million at the measurement date and $460.0 million in cash, including $10.0 million of direct transaction costs incurred in connection with the acquisition.

Acterna is a leading worldwide provider of broadband and optical test and measurement solutions for telecommunications and cable service providers and network equipment manufacturers. The acquisition is expected to expand the Company’s portfolio of IP-based data, voice and video products and services over long haul, metro, fiber-to-the-home, DSL and cable networks. The transaction was accounted for as a purchase in accordance with SFAS 141; therefore, the tangible assets acquired were recorded at fair value on acquisition date. The preliminary allocation of the purchase price was based, in part, upon a valuation and estimates, and assumptions which are subject to change. The primary areas of the purchase price allocation that are not yet finalized relate to restructuring costs, certain legal matters, pension plan valuation, income and non-income based taxes and residual goodwill. We expect the valuation process to be completed during the fourth quarter of fiscal 2006.

The purchase price was allocated on a preliminary basis as follows (in millions):

Net tangible assets acquired	$3.7
Intangible assets acquired:
Developed technology	198.0
Customer relationships	92.4
In-process research & development	19.6
Trademark/trade name	12.2
Customer backlog	2.1
Non-competition agreements	1.7
Goodwill	435.0

Total preliminary purchase price	$764.7

The following table summarizes the components of the tangible assets acquired at fair value (in millions):

Inventories	$83.6
Property and equipment	46.2
Deferred revenue	(6.1)
Deferred compensation	(87.2)
Deferred income tax	(32.7)
Other assets and liabilities, net	(0.1)

Net tangible assets acquired	$3.7

A portion of the purchase price was allocated to developed product technology and IPR&D. They were identified and valued through an analysis of data provided by Acterna concerning developmental products, their stage of development, the time and resources needed to complete them, target markets, their expected income generating ability and associated risks. The Income Approach, which is based on the premise that the value of an asset is the present value of its future earning capacity, was the primary valuation technique employed. Discount rates of 10% and 14% were applied to developed product technology and IPR&D, respectively.

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

The former shareholders of Acterna made certain representations and warranties to the Company and agreed to indemnify the Company against damages which might arise from a breach of those undertakings. As security for this indemnification obligation of the former Acterna shareholders, approximately $55.0 million of the cash consideration is being held in escrow until the earlier of August 31, 2006 or filing of the Company’s annual report on Form 10-K for the fiscal year ending June 30, 2006.

The Company has not currently identified any material pre-merger contingencies where a liability is probable and the amount of the liability can be reasonably estimated. However, it is possible that a tax assessment could result from an audit in Germany that was initiated during fiscal 2005. Acterna had a three-tier holding structure in Germany. Tax pooling structures were established between these entities beginning with the fiscal year ended March 31, 2001. During fiscal 2005 a German tax audit asserted a procedural error that could result in the tax pooling structure between two of the entities being disallowed. While the Company believes that the alleged error can be remedied and should not be sufficient to invalidate the tax pooling, there can be no assurance as to the timing or outcome of this matter. If the contested tax pooling structure is ultimately disallowed, the Company’s income tax exposure could be as much as 27.2 million EUR ($32.2 million) plus interest through the settlement date. Under the merger agreement, such a tax assessment would be paid from cash held in escrow and accounted for as a reduction in the purchase price.

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

The results of operations of Acterna have been included in the Company’s consolidated financial statements subsequent to the date of acquisition. The financial information in the table below summarizes the combined results of operations of the Company and Acterna, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented:

	Three Months Ended		Six Months Ended
(in millions, except per share data)	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004
Total revenues	$312.9	$315.4	$597.2	$615.4
Pro forma net loss	$(42.1)	$(29.8)	$(147.5)	$(64.0)
Pro forma net loss per share - basic and diluted	$(0.03)	$(0.02)	$(0.09)	$(0.04)
Reported net loss	$(42.1)	$(41.0)	$(109.1)	$(77.0)
Reported net loss per share - basic and diluted	$(0.03)	$(0.03)	$(0.07)	$(0.05)

The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the merger had taken place at the beginning of each of the periods presented. The pro forma financial information for the six months ended December 31, 2005 includes merger related expenses of $24.4 million recorded by Acterna and a charge of $19.6 million for IPR&D. The pro forma financial information for the three and six months ended December 31, 2004 also includes amortization charges from acquired intangible assets and acquisition costs reflected in the Company’s and Acterna’s historical statements of operations for periods prior to the Agreement and Plan of Merger.

Note 4. Stock-Based Compensation

Effective July 3, 2005, the Company adopted SFAS 123(R), using the modified prospective application transition method, which establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, over the requisite service period. The Company previously applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations and provided the pro forma disclosures required by FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

Periods prior to the adoption of SFAS 123(R)

Prior to the adoption of SFAS 123(R), the Company provided the disclosures required under SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures” (“SFAS 148”). The Company generally did not recognize stock-based compensation expense in its statement of operations for periods prior to the adoption of SFAS 123(R) as most options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123(R) to options granted under the Company’s stock-based compensation plans prior to the adoption. For purposes of this pro forma disclosure, the value of the options was estimated using a Black-Scholes-Merton (“BSM”) option-pricing formula and amortized on a straight-line basis over the respective vesting periods of the awards. Disclosures for the three and six months ended December 31, 2005 are not presented because stock-based payments were accounted for under SFAS 123(R)’s fair-value method during this period.

(In millions, except per share amounts)	Three Months Ended December 31, 2004	Six Months Ended December 31, 2004
Reported net loss	$(41.0)	$(77.0)
Add: Stock-based compensation expense included in reported net loss, net of tax	—	0.1
Less: Pro forma stock-based compensation expense determined under the fair value based method, net of tax	(27.7)	(68.0)

Pro forma net loss	$(68.7)	$(144.9)

Reported net loss per share-basic and diluted	$(0.03)	$(0.05)

Pro forma net loss per share-basic and diluted	$(0.05)	$(0.10)

Adoption of SFAS 123(R)

Effective the quarter ended September 30, 2005, the Company recorded stock-based compensation cost totaling the amount that would have been recognized had the fair value method been applied since the effective date of SFAS 123(R). Results for prior periods have not been restated. The effect of recording stock-based compensation for the three and six month period ended December 31, 2005 was as follows (in millions):

	Three months ended December 31, 2005	Six months ended December 31, 2005
Stock-based compensation expense by type of award:
Employee stock options	$1.8	$3.3
Employee stock purchase plan	0.8	2.6
Restricted shares and restricted stock units	0.5	1.3
Amounts capitalized in inventory	(0.6)	(1.5)
Reversal of prior quarter capitalized inventory	0.9	0.9

Total stock-based compensation expense	$3.4	$6.6
Tax effect on stock-based compensation expense	—	—

Net effect on stock compensation expense	$3.4	$6.6

Effect on loss per share:
Basic and diluted	$0.00	$0.00

As required by SFAS 123(R), management has made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. The cumulative effect of initially adopting SFAS 123(R) was not material.

During the fourth quarter of fiscal 2005, the Company accelerated certain unvested “out-of-the-money” stock options with exercise prices equal to or greater than $2.50 per share thereby reducing stock based compensation in subsequent periods.

Stock Options: During the three and six months ended December 31, 2005, the Company granted approximately 4.5 million and 18.2 million stock options with an estimated total grant-date fair value of $5.0 million and $16.0 million, respectively. Of these amounts, the Company estimated that the stock-based compensation for the awards not expected to vest was $1.6 million and $5.4 million, respectively. During the three and six months ended December 31, 2005, the Company recorded stock-based compensation related to stock options of $1.8 million and $3.3 million, respectively, for all unvested options granted prior and after the adoption of SFAS 123(R).

Employee Stock Purchase Plan (ESPP): The compensation cost in connection with the plan for the three and six months ended December 31, 2005 was $0.8 million and $2.6 million, respectively. This cost is amortized on a straight-line basis over the relevant subscription period.

Restricted Shares and Restricted Stock Units: In connection with restricted shares and restricted stock units granted, the Company recorded deferred stock compensation which presented the difference between the exercise price of the options and the fair market value of the Company’s common shares on the dates the awards were granted. This stock compensation was being amortized on a straight-line basis over the probable vesting periods of the underlying stock rewards. During the three and six months ended December 31, 2005, the Company recorded $0.5 million and $1.3 million of such compensation expenses, respectively. During the three and six months ended December 31, 2004, the Company recorded a minimal amount and $0.1 million of such compensation expenses, respectively.

Valuation Assumptions

In connection with the adoption of SFAS 123(R), the Company estimated the fair value of stock options using a BSM valuation model. The fair value of each option grant is estimated on the date of grant using the BSM option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Employee Stock Option Plans
	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Expected term (in years)	4.30	4.30	4.30	4.60
Volatility	56%	53%	61%	60%
Risk-free interest rate	4.38%	3.33%	4.10%	3.44%
Dividend yield	0.00%	0.00%	0.00%	0.00%

	Employee Stock Purchase Plans
	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Expected term (in years)	0.50	0.90	0.50	0.90
Volatility	62%	53%	62%	53%
Risk-free interest rate	3.73%	2.79%	3.73%	2.79%
Dividend yield	0.00%	0.00%	0.00%	0.00%

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

Expected Volatility: The fair value of stock based payments made through the quarter ended September 30, 2004, were valued using the BSM valuation method with a volatility factor based on the Company’s historical stock prices. Commencing in the quarter ending December 31, 2004 and through the quarter ended June 30, 2005, the Company’s volatility factor was estimated using its traded options. Effective the quarter ended September 30, 2005, the Company re-evaluated the assumptions used to estimate volatility, including whether implied volatility of its traded options appropriately reflects the market’s expectations of future volatility and determined that it would use a combination of the implied volatility of its traded options and historical volatility of its stock price based on the expected term of the equity instrument.

Expected Dividend: The BSM valuation model calls for a single expected dividend yield as an input. The Company has not paid and does not anticipate paying any dividends in the near future.

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

Stock Option Activity

The following is a summary of options activities (amount in millions except per share amounts):

	Options Available For Grant	Options Outstanding
		Number Of Shares	Weighted-Average Exercise Price
Balance as of June 30, 2005	84,056	154,778	$12.23
Increase in authorized shares	16,000	—
Granted	(13,703)	13,703	1.43
Restricted units granted	(915)	915	0.00
Forfeited	1,315	(1,342)	1.61
Exercised	—	(371)	1.02
Canceled	1,197	(6,142)	15.11

Balance as of September 30, 2005	87,950	161,541	$11.26
Granted	(4,493)	4,493	2.36
Restricted units granted	(100)	—	—
Forfeited	1,926	(1,927)	1.45
Exercised	—	(104)	1.12
Canceled	1,349	(5,814)	14.67

Balance as of December 31, 2005	86,632	158,189	$11.01

Options exercisable as of:
June 30, 2005		122,591	$15.05
September 30, 2005		116,105	$15.09
December 31, 2005		110,295	$15.11

The options outstanding and exercisable at December 31, 2005 were in the following exercise price ranges (amount in millions except per share amounts and contractual lives):

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (‘000)	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (‘000)
$ 0.00 - 1.00	4,381,903	6.2	$0.21	$9,202	1,228,827	2.5	$0.74	$1,929
1.01 - 2.00	41,400,792	7.2	1.57	30,637	1,609,322	2.2	1.42	1,432
2.01 - 4.00	44,421,759	5.1	3.05	727	39,472,618	4.8	3.32	301
4.01 - 6.00	20,800,667	5.3	4.38	—	20,800,667	5.3	4.38	—
6.01 - 8.00	3,970,603	1.8	6.72	—	3,970,603	1.8	6.72	—
8.01 - 10.00	6,921,689	3.4	8.90	—	6,921,689	3.4	8.90	—
10.01 - 12.00	258,749	2.8	10.68	—	258,749	2.8	10.68	—
12.01 - 14.64	5,188,063	3.0	14.43	—	5,188,063	3.0	14.43	—
14.65 - 29.31	19,145,862	1.8	20.96	—	19,145,862	1.8	20.96	—
29.32 - 43.96	1,488,725	3.7	33.74	—	1,488,725	3.7	33.74	—
43.97 - 58.61	2,114,641	2.7	51.42	—	2,114,641	2.7	51.42	—
58.62 - 73.27	3,697,402	4.1	68.22	—	3,697,402	4.1	68.22	—
73.28 - 87.92	582,161	3.8	78.17	—	582,161	3.8	78.17	—
87.93 - 102.57	428,271	2.4	97.58	—	428,271	2.4	97.58	—
102.58 - 117.23	2,551,604	2.8	108.09	—	2,551,604	2.8	108.09	—
117.24 - 131.88	782,782	2.5	127.59	—	782,782	2.5	127.59	—
131.89 - 146.53	53,340	2.2	140.17	—	53,340	2.2	140.17	—

	158,189,013	5.0	11.01	$40,566	110,295,326	3.8	15.11	$3,663

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s average stock price of $2.31 during the quarter ended December 31, 2005, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of December 31, 2005 was 4.6 million.

The weighted average exercise price of options granted during the three months ended December 31, 2005 was $2.36 per share. The total fair value of shares vested during the three months ended December 31, 2005 was $0.1 million. The total intrinsic value of options exercised during the three month period ended December 31, 2005 was $0.1 million. The total cash received from employees as a result of employee stock option exercises and employee stock purchase plan during the three months ended December 31, 2005 was approximately $0.1 million. In connection with these exercises, there was no tax benefit realized by the Company due to the Company’s current loss position.

The Company issues new shares of common stock upon exercise of stock options.

A summary of the status of the Company’s nonvested shares as of December 31, 2005 and changes during the same period is presented below (amount in millions, except per share amounts):

	Stock Options		Restricted Stock
	Number of shares	Weighted- average grant- date fair value	Number of shares	Weighted- average grant- date fair value
Nonvested at June 30, 2005	29,725	$1.62	2,661	$2.05
Awards granted	13,703	1.53	915	1.51
Awards vested	(85)	2.19	—	0.00
Awards canceled/expired/forfeited	(1,321)	1.61	—	0.00

Nonvested at September 30, 2005	42,022	$1.59	3,576	$1.91
Awards granted	4,493	2.36	100	2.80
Awards vested	(45)	2.22	(61)	3.34
Awards canceled/expired/forfeited	(1,683)	1.63	(235)	2.08

Nonvested at December 31, 2005	44,787	$1.66	3,380	$1.90

The number of shares vested is small compared to the number of grants from prior periods mainly due to the low unvested shares balance resulting from the acceleration of stock options with exercise prices equal to or greater than $2.50 per share in the fourth quarter of fiscal 2005. In addition, all new hire or focal grants vest over four years with 25% vesting on the first anniversary of the date of grant and 6% vesting every quarter thereafter.

ESPP Activity

The following table shows the shares issued, and their respective exercise price, pursuant to the employee stock purchase plan during the three months ended September 30, 2005. There were no purchases during the quarter ended December 31, 2005.

Purchase date	July 29, 2005
Shares Issued	3,278,731
Purchase price per share	$1.28

Stock-Based Benefit Plans

Employee Stock Purchase Plans:

In June 1998, the Company adopted the JDS Uniphase Corporation 1998 Employee Stock Purchase Plan, as amended (the “98 Purchase Plan”). The 98 Purchase Plan, effective August 1, 1998, provides eligible employees with the opportunity to acquire an ownership interest in the Company through participation in a program of periodic payroll deductions with a 15% discount of the fair market value with a two-year look back period. The 98 Purchase Plan is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986. However, the 98 Purchase Plan is not intended to be a qualified pension, profit sharing or stock bonus plan under Section 401(a) of the Internal Revenue Code of 1986 and is not subject to the provisions of the Employee Retirement Income Security Act of 1974. The 98 Purchase Plan will terminate upon the earlier of August 1, 2008 or the date on which all shares available for issuance have been sold. Of the 50.0 million shares authorized to be issued under the 98 Purchase Plan, 24.6 million shares remained available for issuance as of December 31, 2005.

In the effort to reduce stock-based compensation charges, the Board of Directors has approved, effective with the purchase period that starts on February 1, 2006, the 98 Purchase Plan to be modified to provide a 5% discount and a six-month look-back period.

Stock Option Plans:

As of December 31, 2005, the Company had 158.2 million shares of outstanding stock options to employees and directors under the Company’s 2005 Acquisition Equity Incentive Plan (the “2005 Plan”), 2003 Equity Incentive Plan (the “2003 Plan”), the 1996 Non-qualified Stock Option Plan, and other various plans the Company assumed as a result of acquisitions. Common stock available for grant as of December 31, 2005 were 86.6 million shares. The exercise price for stock options is generally equal to fair value of the underlying stock at the date of grant. Options generally become exercisable over a four-year period and, if not exercised, expire from five to ten years from the date of grant.

On August 17, 2005, the Company’s Board of Directors adopted and approved the Flexible Stock Incentive - 2005 Plan. Pursuant to Section 3(a) of the 2005 Plan, and in accordance with the registration requirements of the Securities Act of 1933, the Company registered 16.0 million shares, which have been reserved for issuance under the 2005 Plan. The adoption and approval of the 2005 Plan did not affect any of the options granted under the Amended and Restated 1993 Plan, as amended, and currently outstanding, all of which remain exercisable in accordance with their terms.

Restricted Share and Restricted Stock Unit:

Restricted stock and restricted stock units are granted under the 2005 and 2003 Plan to a limited number of employees. During the three months ended December 31, 2005, the Company’s Compensation Committee approved the grant of 99,995 restricted shares to the Company’s Board of Directors. These restricted stock awards are either performance or time based and are expected to vest over three to five years. Performance based grants are subject to accelerated vesting in the event of achieving specified targets. In addition, the fair value of the restricted stock awards was based on the closing market price of the Company’s common stock on the date of award.

As of December 31, 2005, there was $4.1 million of total stock-based compensation related to nonvested restricted shares and restricted stock units. That cost is expected to be recognized over an estimated amortization period of 3.7 years.

Note 5. Net Loss Per Share

As the Company incurred net losses for the three and six months ended December 31, 2005 and 2004, potential dilutive securities from stock options and ESPP have been excluded from the diluted net loss per share computations as their effect was deemed anti-dilutive. The following table sets forth the shares excluded from the computation (in millions):

	Three Months Ended		Six Months Ended
	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004
Potential dilutive securities from stock options and ESPP	116.8	124.7	153.9	135.9
Potential dilutive securities from restricted shares and stock units	3.5	0.5	3.2	0.3

Total potential dilutive securities	120.3	125.2	157.1	136.2

In accordance with Emerging Issues Task Force Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” (“EITF 04-8”), the Company also has excluded from the calculation of diluted net loss per share approximately 96.2 million shares of its convertible debt that are anti-dilutive . For additional information see Note 20. “Convertible Debt and Letters of Credit”.

The following table sets forth the computation of basic and diluted net loss per share (in millions, except per share data):

	Three Months Ended		Six Months Ended
	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004
Numerator:
Net loss	$(42.1)	$(41.0)	$(109.1)	$(77.0)

Denominator:
Weighted-average number of common shares outstanding	1,655.7	1,444.1	1,618.3	1,443.9

Net loss per share—basic and diluted	$(0.03)	$(0.03)	$(0.07)	$(0.05)

The following table sets forth the common shares that were added to the number of common shares outstanding from the exercise of stock options and issuance from ESPP (in millions):

	Three Months Ended		Six Months Ended
	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004
Exercise of stock options	0.1	0.9	0.5	1.4
Issuance from Employee Stock Purchase Plans	—	—	3.3	2.8

Total	0.1	0.9	3.8	4.2

In addition, the Company issued approximately 200.5 million and 22.6 million shares of common stock related to the Acterna and Agility acquisitions, respectively. See Note. 3 “Acquisitions” for more detail.

Note 6. Inventories

The components of inventories were as follows (in millions):

	December 31, 2005	June 30, 2005
Finished goods	$62.8	$17.6
Work in process	65.8	38.7
Raw materials and purchased parts	52.6	41.1

Total inventories	$181.2	$97.4

Inventories contained components and assemblies in excess of the Company’s current estimated requirements that were fully reserved at December 31, 2005 and June 30, 2005.

During the three months and six months ended December 31, 2005, the Company recorded write-downs of excess and obsolete inventories of $6.1 million and $17.6 million, respectively. During the three months and six months ended December 31, 2004, the Company recorded write-downs of excess and obsolete inventories of $7.4 million and $12.1 million, respectively.

In addition, during the three and six months ended December 31, 2005, the Company consumed previously reserved inventories of $6.2 million and, $16.9 million, respectively. During the three and six months ended December 31, 2004, the Company consumed previously reserved inventories of $8.7 million and $21.3 million, respectively.

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

The Company operates in markets with relatively few customers and has historically experienced variability in product demand driven by the buying behavior of these customers. In addition, the Company’s products utilize long-lead time parts which are available from a limited set of vendors. The combined effects of a limited customer base, variability of demand among the customer base and significant long-lead time or single sourced materials has historically contributed to significant inventory write-downs. The Company routinely reviews inventory for usage potential, including fulfillment of customer warranty obligations and spare part requirements. The Company writes down to zero the value of excess and obsolete inventory that is not expected to be consumed through operations, generally within twelve months. Excess is written down to zero value in large part due to the Company’s history of changes in customer demand and inherent product obsolescence concerns.

The Company has an active scrap program and typically disposes of inventory that has been written down through the use of scrap dealers or physical disposal/destruction. During the three and six months ended December 31, 2005, the Company scrapped $24.7 million and $32.5 million of fully reserved inventory, respectively. During the three months and six months ended December 31, 2004, the Company scrapped $21.3 million and $26.5 million of fully reserved inventory, respectively.

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

Note 7. Goodwill

The following table presents goodwill allocated to the reportable segments (in millions):

Segments	December 31, 2005	June 30, 2005
Optical Communications	$178.3	$128.5
Commercial and Consumer	61.9	61.7
Communications Test and Measurement	428.3	—

Total	$668.5	$190.2

The Communications Test and Measurement Segment is a new segment created due to the acquisition of Acterna. See Note 3. “Acquisition” for more detail.

The Company accounts for goodwill in accordance with the provisions of SFAS 142. Accordingly, the balance of goodwill of $668.5 million at December 31, 2005 is not amortized but is evaluated for impairment annually as well as when circumstances indicate a possible impairment. The latest annual impairment assessment was performed during the fourth quarter of fiscal 2005. There were no events or circumstances during the three and six months ended December 31, 2005 that indicated a further assessment was necessary.

Note 8. Balance Sheet Details

The components of property, plant and equipment, net were as follows (in millions):

	December 31, 2005	June 30, 2005
Land	$20.9	$16.2
Buildings and improvements	23.4	20.8
Machinery and equipment	243.1	214.2
Furniture, fixtures, software and office equipment	60.8	60.0
Leasehold improvements	39.8	39.4
Construction in progress	23.8	18.7

	411.8	369.3
Less: accumulated depreciation	(213.5)	(207.2)

Total property, plant and equipment, net	$198.3	$162.1

Assets-held-for-sale, if any, are included as a component of “Other current assets” in the Company’s Consolidated Balance Sheets.

The components of other current liabilities were as follows (in millions):

	December 31, 2005	June 30, 2005
Deferred revenue	$33.3	$5.5
Acquisition related liabilities	14.3	3.0
Deferred compensation plan	9.0	7.9
VAT liabilities	7.3	0.6
Accrued expenses	58.5	50.0
Other	6.7	5.7

Total other current liabilities	$129.1	$72.7

The components of other non-current liabilities were as follows (in millions):

	December 31, 2005	June 30, 2005
Pension accruals	$88.5	$4.3
Deferred taxes	28.5	—
Restructuring accrual	20.8	23.2
Other	15.0	16.5

Total other non-current liabilities	$152.8	$44.0

Note 9. Other Intangibles

The following tables present details of the Company’s other intangibles (in millions):

As of December 31, 2005:	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$344.1	$(83.3)	$260.8
Other	159.1	(38.4)	120.7

Total intangibles	$503.2	$(121.7)	$381.5

As of June 30, 2005:	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$141.9	$(66.3)	$75.6
Other	46.8	(27.5)	19.3

Total intangibles	$188.7	$(93.8)	$94.9

During the six months ended December 31, 2005 and 2004, the Company recorded $27.9 million and $9.5 million, respectively, of amortization expense relating to other intangibles. The balance as of December 31, 2005 included $7.8 million and $4.0 million of developed technology and other intangibles, respectively, from the Agility acquisition.

Based on the carrying amount of other intangibles as of December 31, 2005, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Years Ended June 30,
2006 (January 1, 2006 to June 30, 2006)	$32.6
2007	60.3
2008	53.0
2009	50.0
2010	48.3
Thereafter	137.3

Total amortization	$381.5

Note 10. Investments

Short-term Investments:

The components of the Company’s short-term investments include: 1) available-for-sale securities which are mostly debt and marketable equity securities; and 2) trading securities which represent assets of a deferred compensation plan. As of December 31, 2005, the estimated fair value of available-for-sale securities and trading securities was $590.3 million and $9.0 million, respectively.

Long-Term Investments:

As of December 31, 2005, the Company had total long-term investments of $17.5 million. The components of the Company’s long-term investments include certain long-term marketable securities of $3.9 million and non-marketable cost and equity method investments of $13.6 million.

Reductions in Fair Value of Investments:

The Company regularly evaluates the carrying value of its investments. When the carrying value of an investment exceeds the fair value and the decline in value is deemed to be other-than-temporary, the Company writes down the investment to its fair value. During the three and six months ended December 31, 2005, the Company recorded other-than-temporary reductions in fair value of certain non-marketable investments of $0.2 million and $2.5 million, respectively. During the three and six months ended December 31, 2004, the Company recorded other-than-temporary reductions in fair value of certain non-marketable investments of $2.7 million and $5.0 million, respectively.

Gain (loss) on Equity Method Investments:

During the three and six month period ended December 31, 2005, the Company recorded a gain of $0.3 million and a loss of $0.1 million, respectively, as its pro rata share of net income or losses in its equity method investments. During the three and six month period ended December 31, 2004, the Company recorded losses of $0.8 million and $3.7 million, respectively, as its pro rata share of net losses in its equity method investments.

Note 11. Commitments and Contingencies

Legal Proceedings

Pending Litigation

The Securities Class Actions:

Litigation under the federal securities laws has been pending against the Company and certain former and current officers and directors since March 27, 2002. The complaint in In re JDS Uniphase Corporation Securities Litigation, C-02-1486 (N.D. Cal.), purports to be brought on behalf of a class consisting of those who acquired the Company’s securities from October 28, 1999, through July 26, 2001, as well as on behalf of subclasses consisting of those who acquired the Company’s common stock pursuant to its acquisitions of OCLI, E-TEK, and SDL. The complaint seeks unspecified damages and alleges various violations of the federal securities laws, specifically Sections 10(b), 14(a), 20(a), and 20A of the Securities Exchange Act of 1934 and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933. At a case management conference on July 15, 2005, the Court ordered the parties to mediate. Pursuant to the Court’s order, the parties appeared at a mediation session on November 29, 2005, before the Hon. Daniel Weinstein (Ret.) and Catherine Yanni but did not succeed in resolving their differences. Another session is scheduled for March 28 and 29, 2006.

On November 18, 2005, the Court held a case management conference. At that conference the Court ordered that fact discovery be completed by September 29, 2006, and that expert discovery be completed by January 29, 2007. The Court also set a trial date of August 13, 2007. On December 21, 2005, the Court granted Lead Plaintiff’s motion for class certification. On January 6, 2006, Defendants petitioned the Ninth Circuit Court of Appeals for permission to appeal the Court’s class certification order. The Ninth Circuit has not ruled on Defendants’ petition as of the date of this filing. Meanwhile, on January 23, 2006, Lead Plaintiff moved in the trial court for approval of its proposed plan for providing notice of class certification to members of the Plaintiff class. A hearing on that motion is scheduled for March 3, 2006. The next case management conference is scheduled for May 4, 2007.

Document discovery is ongoing. Each party has noticed and taken depositions of both party and non-party witnesses.

A related securities case, Zelman v. JDS Uniphase Corp., No. C-02-4656 (N.D. Cal.), is purportedly brought on behalf of a class of purchasers of debt securities that were allegedly linked to the price of JDSU’s common stock. The Zelman complaint alleges that the debt securities were issued by an investment bank during the period from March 6, 2001 through July 26, 2001. The complaint names the Company and several of its former officers and directors as Defendants, alleges violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5, and seeks unspecified damages. On August 26, 2005, Defendants answered the complaint. On November 16, 2005, the Court granted Plaintiffs’ motion for class certification, which Defendants had not opposed. At a case management conference on November 18, 2005, the Court ordered that discovery in the Zelman action proceed according to the same schedule as discovery in In re JDS Uniphase Corporation Securities Litigation. No trial date has been set.

The Derivative Actions:

Derivative actions purporting to be brought on the Company’s behalf have been filed in state and federal courts against several of the Company’s current and former officers and directors based on the same events alleged in the securities litigation. The complaint in Corwin v. Kaplan, No. C-02-2020 (N.D. Cal.), asserts state law claims for breach of fiduciary duty, misappropriation of confidential information, waste of corporate assets, indemnification, and insider trading. The complaint seeks unspecified damages. In January 2005, the Court stayed the action pending resolution of In re JDS Uniphase Corporation Securities Litigation. At the July 15, 2005 case management conference in that action, however, the Court suggested that any mediation of the federal securities action also should include the derivative action. Accordingly, the parties in the Corwin action appeared at a mediation session before Judge Weinstein and Ms. Yanni on November 30, 2005. The parties did not succeed in resolving their differences at that mediation.

On November 28, 2005, another derivative action was filed against JDSU and certain of its current and former officers and directors in federal court. That action, titled Trasky v. Straus, No. C-05-4855 (N.D. Cal.), asserts claims for breach of fiduciary duty, abuse of control, gross mismanagement, unjust enrichment, insider trading, and constructive fraud, and seeks unspecified damages and equitable relief. Defendants have not responded to the Trasky complaint as of the date of this filing.

In the California state derivative action, In re JDS Uniphase Corporation Derivative Litigation, Master File No. CV806911 (Santa Clara Super. Ct.), the complaint asserts claims for breach of fiduciary duty, waste of corporate assets, abuse of control, gross mismanagement, unjust enrichment, and constructive fraud purportedly on behalf of the Company and certain of its current and former officers and directors. The complaint also asserts claims for violation of California Corporations Code Sections 25402 and 25502.5 against defendants who sold the Company’s stock and asserts claims for breach of contract, professional negligence, and negligent misrepresentation against the Company’s former auditor, Ernst & Young, LLP. The complaint seeks unspecified damages. Counsel for Plaintiffs attended the November 30, 2005 mediation session in the Corwin action. The parties did not succeed in resolving their differences at that mediation. Defendants’ demurrers to the complaint are scheduled to be heard on April 25, 2006, along with Ernst & Young’s motion to compel arbitration of Plaintiffs’ claims against it. A case management conference is also scheduled for that day. As noted in the Company’s previous filings, the plaintiff in the California state derivative action has issued a shareholder inspection demand that has been disputed by the Company. The dispute remains unresolved. A case management conference in the shareholder inspection demand action is scheduled for April 25, 2006.

No activity has occurred in Cromas v. Straus, Civil Action No. 19580 (Del. Ch. Ct.), the Delaware derivative action, since the Company’s last filing.

The OCLI and SDL Shareholder Actions:

Plaintiffs purporting to represent the former shareholders of OCLI and SDL have filed suit against the former directors of those companies, asserting that they breached their fiduciary duties in connection with the events alleged in the securities litigation against the Company. Plaintiffs in the OCLI action, Pang v. Dwight, No. 02-231989 (Sonoma Super. Ct.), purport to represent a class of former shareholders of OCLI who exchanged their OCLI shares for JDSU shares when JDSU acquired OCLI. The complaint names the former directors of OCLI as defendants, asserts causes of action for breach of fiduciary duty and breach of the duty of candor, and seeks unspecified damages. No activity has occurred in the OCLI action since the Company’s last filing. The plaintiffs in the SDL action, Cook v. Scifres, Master File No. CV814824 (Santa Clara Super. Ct.), purport to represent a class of former shareholders of SDL who exchanged their SDL shares for JDSU shares when the Company acquired SDL. Plaintiffs filed an amended complaint on September 12, 2005. The complaint names the former directors of SDL as Defendants, asserts causes of action for breach of fiduciary duty and breach of the duty of disclosure, and seeks unspecified damages. Defendants demurred to the complaint on October 12, 2005. Defendants’ demurrer is scheduled to be heard in February 2006. A case management conference is also scheduled in February. Limited discovery in the SDL action has occurred. No trial date has been set in either the OCLI or SDL action.

The ERISA Actions:

A consolidated action entitled In re JDS Uniphase Corporation ERISA Litigation, No. C-03-4743 WWS, is pending in the District Court for the Northern District of California against the Company, certain of its former and current officers and directors, and certain other current and former JDSU employees on behalf of a purported class of participants in the 401(k) Plans of the Company and OCLI. On October 31, 2005, Plaintiffs filed an amended complaint. The amended complaint alleges that Defendants violated the Employee Retirement Income Security Act by breaching their fiduciary duties to the Plans and the Plans’ participants. The amended complaint alleges a purported class period from February 4, 2000, to the present and seeks an unspecified amount of damages, restitution, a constructive trust, and other equitable remedies. Defendants moved to dismiss the amended complaint on December 15, 2005. That motion is scheduled to be heard on May 15, 2006. Plaintiffs have begun taking discovery. No trial date has been set.

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

The Company is also subject to a variety of other claims and suits that arise from time to time in the ordinary course of the Company’s business. While management currently believes that resolving claims against the Company, individually or in aggregate, will not have a material adverse impact on its financial position or results of operations, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. Were an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on the Company’s financial position and on the results of operations for the period in which the effect becomes reasonably estimable.

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

Note 12. Employee Defined Benefit Plans

The Company sponsors qualified and non-qualified pension plans for certain employees in the UK, Germany and the U.S. For those employees participating in defined benefit plans, benefits are generally based upon years of service and compensation or stated amounts for each year of service. Pension plans consist primarily of managed funds that have underlying investments in stocks and bonds. The Company’s policy for funded plans is to make contributions equal to or greater than the requirements prescribed by law in each country.

The following table provides the components of the net periodic cost for the plans (in millions):

	Three months ended December 30, 2005	Six months ended December 30, 2005
Interest cost	$0.8	$1.5
Expected return on plan assets, net of amortization of unrecognized gain/loss	(0.2)	(0.4)
Actuarial gain/loss	0.1	0.2

Net periodic pension cost	$0.7	$1.3

The Company’s funding policy was to make contributions in accordance with the laws and customs of the various countries in which it operates as well as to make discretionary voluntary contributions from time-to-time.

Note 13. Reduction of Other Long-lived Assets

During the three and six months ended December 31, 2005, the Company recorded $1.2 million and $2.2 million, respectively, reductions in the carrying value of its long-lived assets. During the three and six months ended December 31, 2004, the Company recorded zero and $4.5 million, respectively, reductions in the carrying value of its long-lived assets.

Assets Held and Used:

During the three and six months ended December 31, 2005, the Company recorded a write-down of $1.2 million and $2.2 million, respectively, due to the impairment of certain assets from the Commercial and Consumer (“CCPG”) segment formerly utilized in the Company’s Santa Rosa manufacturing facility. During the three and six months ended December 31, 2004, no assets classified as held and used were reduced in value.

Assets Held for Sale:

During the three and six months ended December 31, 2005, no assets classified as held for sale were reduced in value. In addition, during the three months ended December 31, 2004, no assets classified as held for sale were reduced in value in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). During the six months ended December 31, 2004, the Company adjusted the carrying value of the Ottawa campus and certain other assets held for sale to the fair value of such assets, which resulted in a charge to income of $4.5 million.

Note 14. Restructuring and Global Realignment

During the second quarter of fiscal 2004, the Company announced completion of the Global Realignment Program (“GRP”), which began in April 2001. That program focused on large-scale site and employee reductions. The Company continues to take advantage of opportunities to further reduce costs through targeted, customer-driven restructuring events intended to consolidate the Company and rationalize the manufacture of its products based on core competencies and cost efficiencies. Restructuring activities initiated prior to December 31, 2002 were recorded in accordance with Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF Issue 94-3”), and restructuring activities initiated after December 31, 2002 were recorded in accordance with Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) and Statement of Financial Accounting No. 112, “Employees’ Accounting for Postemployment Benefits” (“SFAS 112”). As of December 31, 2005 the Company’s total restructuring accrual was $52.3 million. During the three and six months ended December 31, 2005, the Company incurred restructuring expenses of $14.9 and $19.7 million, respectively. During the three and six months ended December 31, 2004, the Company incurred restructuring expenses of $3.8 and $9.1 million, respectively.

During the second quarter of fiscal 2006, the Company recorded $12.8 million in expense for severance and benefits and $2.1 million to adjust accruals on restructured leases. Eight hundred twenty nine employees were notified for termination, 709 in manufacturing, 78 in research and development and 42 in selling, general and administrative functions. Eight hundred twenty four terminated employees were located in North America and 5 in Europe. As of December 31, 2005, 21 employees had been terminated. Severance and benefits are scheduled to be paid through the second quarter of fiscal 2007.

During the second quarter, the Company recommissioned a leased manufacturing facility in Bloomfield, Connecticut that had previously been removed from operations under the GRP. The plant was placed back into service due to unanticipated changes in the industry and customer demand for certain product lines. As a result, the remaining lease accrual of $0.7 million for this facility was reversed and this amount will be part of operating expense going forward.

During the first quarter of fiscal 2006, the Company recorded $1.6 million in expense for severance and benefits, $1.0 million for facilities remediation and $2.2 million to adjust accruals on restructured leases. Twenty two employees in Europe were notified for termination, 11 in manufacturing, 6 in research and development and 5 in selling, general and administrative functions. As of December 31, 2005, all of these employees had been terminated.

The following table summarizes the Company’s restructuring plans (in millions):

	Workforce Reduction	Facilities and Equipment	Lease Costs	Total
Accrual balance as of June 30, 2005	$6.8	$—	$39.4	$46.2
Restructuring charges	1.6	1.0	2.2	4.8
Cash payments	(3.6)	—	(3.2)	(6.8)

Accrual balance as of September 30, 2005	4.8	1.0	38.4	44.2
Restructuring charges	12.8	—	2.1	14.9
Amount charged to goodwill	0.9	—	—	0.9
Cash payments	(3.5)	(1.0)	(3.2)	(7.7)

Accrual balance as of December 31, 2005	$15.0	$—	$37.3	$52.3

The total restructuring accrual is disclosed in the Company’s Consolidated Balance Sheets as follows (in millions):

	December 31, 2005	June 30, 2005
Restructuring accrual — current	$31.5	$23.0
Restructuring accrual — non-current	20.8	23.2

Total	$52.3	$46.2

The non-current portion of the restructuring accrual is included as a component of “Other non-current liabilities” in the Company’s consolidated Balance Sheet.

Note 15. Income Tax Expense

The Company recorded income tax expense of $0.5 million and $6.0 million for the three and six months ended December 31, 2005, respectively, as compared to income tax benefits of $1.9 million and $1.4 million for the three and six months ended December 31, 2004, respectively.

The income tax expense recorded for the three months ended December 31, 2005 primarily relates to income tax in certain foreign and state jurisdictions. The income tax expense recorded for the six months ended December 31, 2005 primarily relates to a $3.6 million noncash charge associated with the reversal of tax benefits recognized in prior periods relating to the sale of certain marketable securities, a $0.3 million deferred tax expense associated with tax amortization of goodwill for which no financial statement amortization has occurred, and income tax in certain foreign and state jurisdictions.

Included in the tax benefit recorded for the three and six months ended December 31, 2004 is a $2.5 million tax benefit recorded in February 2005 to reflect a reduction in previously accrued tax liabilities as a result of the Company’s resolution of certain domestic tax audit issues. The Company also recorded $0.6 million and $0.5 million of income tax expense of the three months and six months ended December 31, 2004, respectively, relating primarily to foreign income taxes.

The income tax expense recorded for the three months and six months ended December 31, 2005 differs from the expected tax expense that would be calculated by applying the federal statutory rate to the Company’s loss before income taxes primarily due to increases in valuation allowance for deferred tax assets attributable to domestic and foreign losses from continuing operations and the $3.6 million noncash charge associated with the sale of certain marketable securities.

The income tax benefit recorded for the three months and six months ended December 31, 2004 differs from the expected tax benefit that would be calculated by applying the federal statutory rate to the Company’s loss before income taxes primarily due to the reduction of previously accrued tax liabilities and increases in its valuation allowance for deferred tax assets attributable to the Company’s domestic and foreign losses from continuing operations.

The Company has recorded domestic deferred tax assets as of December 31, 2005 to the extent they exceed certain deferred tax liabilities. In addition, it has provided a full valuation allowance on most of the foreign deferred tax assets. The Company intends to maintain the valuation allowance until sufficient positive evidence exists to support reversal of some or all of it. Likewise, the occurrence of negative evidence with respect to the foreign deferred tax assets which have no valuation allowance could result in an increase in the valuation allowance. The Company’s income tax expense recorded in the future will be reduced or increased to the extent of offsetting decreases or increases to the valuation allowance.

The Company is currently subject to various federal, state and foreign audits by taxing authorities. The Company believes that adequate amounts have been provided for any adjustments that may result from these examinations; however, it is possible that the final outcomes may differ from the Company’s current estimates.

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

The amounts shown as “All other” consists of certain unallocated corporate-level operating expenses. In addition, the Company does not allocate restructuring charges, income taxes, or non-operating income and expenses to its segments.

Information on reportable segments is as follows (in millions):

	Three Months Ended		Six Months Ended
	December 31 2005	December 31 2004	December 31 2005	December 31 2004
Net revenue:
Optical Communications	$109.6	$107.5	$210.1	$214.2
Communications Test and Measurement	146.0	—	241.4	—
Commercial and Consumer	59.4	73.0	122.7	160.8
Deferred revenue related to purchase accounting adjustment	(2.1)	—	(3.0)	—

Net revenue	$312.9	$180.5	$571.2	$375.0

Operating income (loss):
Optical Communications Segment	$(10.0)	(12.8)	(28.0)	(28.4)
Communications Test and Measurement Segment	26.4	—	45.7	—
Commercial and Consumer Segment	7.7	2.3	16.1	13.7
All other	(29.8)	(25.3)	(56.5)	(37.4)

Total segment operating income (loss)	(5.7)	(35.8)	(22.7)	(52.1)
Unallocated amounts:
Stock based compensation	(3.4)	—	(6.6)	—
Acquisition-related charges and amortization of intangibles	(25.6)	(4.8)	(87.5)	(9.5)
Reduction of other long-lived assets	(1.2)	—	(2.2)	(4.5)
Restructuring charges	(14.9)	(3.8)	(19.7)	(9.1)
Other realignment charges	(1.0)	(2.3)	(3.3)	(4.8)
Interest and other, net	7.8	5.3	6.3	8.0
Gain on sale of assets	0.5	—	0.1	—
Gain on sale of investments	1.8	2.0	35.1	2.3
Reduction in fair value of investments	(0.2)	(2.7)	(2.5)	(5.0)
Gain (loss) on equity method investments	0.3	(0.8)	(0.1)	(3.7)

Loss before income taxes	$(41.6)	$(42.9)	$(103.1)	$(78.4)

Communications Test and Measurement includes $2.1 million and $3.0 million of deferred revenue that is eliminated from consolidated revenue as a result of purchase accounting adjustments for the three and six months ended December 31, 2005, respectively.

The Company operates primarily in three geographic regions: Americas, Europe and Asia-Pacific. The following tables present net revenue and identifiable assets by geographic regions (in millions):

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Net revenue:
Americas	$193.7	$122.2	$353.3	$247.9
Europe	74.8	32.2	135.1	67.4
Asia-Pacific	44.4	26.1	82.8	59.7

Total net revenue	$312.9	$180.5	$571.2	$375.0

	December 31, 2005	June 30, 2005
Property, plant and equipment, net
Americas	$146.0	$130.1
Europe	20.2	0.6
Asia-Pacific	32.1	31.4

Total property, plant and equipment, net	$198.3	$162.1

Net revenue was assigned to geographic regions based on the customers’ shipment locations. Long-lived assets, namely net property, plant and equipment were identified based on the operations in the corresponding geographic areas. As of December 31, 2005 China held 15% of total net property, plant and equipment, compared to 18% as of June 30, 2005. This represents $30.3 million and $29.5 million as of December 31 and June 30, 2005, respectively.

During the three and six months ended December 31, 2005 and 2004, no customer accounted for more than 10% of net revenue.

Note 17. Other Comprehensive Loss

The Company’s accumulated other comprehensive loss consists of the unrealized losses on available-for-sale investments and foreign currency translation adjustments.

The components of comprehensive loss were as follows (in millions):

	Three Months Ended		Six Months Ended
	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004
Net loss	$(42.1)	$(41.0)	$(109.1)	$(77.0)
Other comprehensive income:
Change in foreign currency translation	(7.6)	(0.6)	(2.0)	0.7
Unrealized gains (losses) on investments	2.3	(0.4)	1.7	(14.0)

Net change in other comprehensive income	(5.3)	(1.0)	(0.3)	(13.3)

Comprehensive loss	$(47.4)	$(42.0)	$(109.4)	$(90.3)

At December 31 and June 30, 2005, balances for unrealized gains (losses) on investments and foreign currency translation were as follows (in millions):

	December 31, 2005	June 30, 2005
Unrealized losses on investments	(8.1)	$(9.8)
Foreign currency translation	17.0	18.9

Accumulated other comprehensive income	$8.9	$9.1

Note 18. Related Party Transactions

ADVA AG Optical networks (“ADVA”):

As of December 31, 2005, ADVA, a publicly held Metro Optical Networking Solutions company in which the Company holds a long-term investment, is a customer of the Company. ADVA also has a member on its Supervisory Board of Directors who is an executive officer of JDSU. As of December 31, 2005, the carrying value of Company’s investment in ADVA was $0.7 million. During the three and six months ended December 31, 2005, the Company sold approximately $0.5 million and $1.0 million of product to ADVA, respectively. The ending accounts receivable balance as of December 31, 2005 was approximately $0.2 million.

BaySpec, Inc. (“BaySpec”):

As of December 31, 2005, BaySpec, a privately held OEM fiber-optics company in which the Company has a long-term investment, is both a customer and supplier of the Company. The carrying value of the Company’s investment in BaySpec at December 31, 2005 was $1.3 million. During both the three months and six months ended December 31, 2005, the Company’s sales to BaySpec were negligible, as was the ending accounts receivable balance. During the three and six months ended December 31, 2005, the Company purchased approximately $0.8 million and $1.8 million of product from BaySpec, respectively. The ending accounts payable balance at December 31, 2005 was approximately $0.4 million.

Epion Corporation (“Epion”):

As of December 31, 2005, Epion, a privately held Gas Cluster Ion Beam Technology company in which the Company has a long-term investment, was a customer of the Company’s intellectual property. Epion was also a supplier of the Company. As of December 31, 2005, the carrying value of the Company’s investment in Epion was $1.0 million. During the three and six months ended December 31, 2005, the Company received royalty payments of $0.6 million and $1.2 million from Epion, respectively. The ending accounts receivable balance was zero. During the three months and six months ended December 31, 2005, the Company’s purchases from Epion were negligible, as was the ending accounts payable balance.

Fabrinet Co. (“Fabrinet”):

During the second quarter of fiscal 2006, Fabrinet, a privately held contract manufacturing company in which the Company has a long-term investment, was both a customer and supplier. As of December 31, 2005, the carrying value of the Company’s investment in Fabrinet was $2.0 million. During the three and six months ended December 31, 2005, the Company purchased $32.0 million and $56.4 million of product from Fabrinet, respectively. During the three and six months ended December 31, 2005, the Company sold $4.5 million and $9.6 million of product to Fabrinet, respectively. The total payables and receivables were $22.0 million and $41.9 million, respectively, at December 31, 2005.

During fiscal 2005, the Company sold its legal entities in Singapore, Bintan, Indonesia, and Fuzhou, China to Fabrinet. The Company also sold certain assets from its Ewing, New Jersey and Mountain Lakes, New Jersey facilities to Fabrinet.

The Singapore and Bintan, Indonesia legal entities were sold in November 2004. The Company has been receiving quarterly payments for the inventory acquired by Fabrinet. At December 31, 2005, the remaining balance receivable from Fabrinet was $1.8 million. A scheduled payment of $1.1 million was received in January 2006. The Company agreed to reimburse Fabrinet for the cost associated with on-going production and wind-down of the facility. These costs were charged to cost of sales as incurred. The costs related to employee reductions and site closure were charged to restructuring.

The Fuzhou, China legal entities and certain assets of the Ewing and Mountain Lakes, New Jersey facilities were sold in May 2005. The Company received a note of $10.7 million payable in quarterly instalments over four years from Fabrinet and a receivable of $19.0 million for the inventory at Ewing and Mountain Lakes, New Jersey payable in quarterly instalments over one year. At December 31, 2005, the related balance receivable from Fabrinet was $7.6 million for the note and $14.9 million for the inventory. Scheduled payments of $0.8 million for the note and $4.1 million for the inventory were received in January 2006. The Company agreed to pay Fabrinet $17.0 million to settle specific employee related matters in Fuzhou, China, the cost of employee severance for the Ewing and Mountain Lakes, New Jersey facilities, costs associated with on-going production and wind-down of the Ewing, New Jersey facility, and site remediation costs in Mountain Lakes, New Jersey. The $17.0 million was allocated as follows: $9.4 million to on-going cost of production, $7.4 million to restructuring expense and $0.2 million to lease remediation costs at Mountain Lakes, New Jersey. As of December 31, 2005, the Company had paid this obligation in full. Cost allocated to on-going production is being amortized to cost of sales based upon units of production. See Note 14. “Restructuring and Global Realignment” for more detail.

Micralyne, Inc. (“Micralyne”):

As of December 31, 2005, Micralyne, a privately held manufacturer of microfabricated and MEMS (Micro-Electro-Mechanical-Systems) based products in which the Company has a long-term investment, was a supplier of the Company. As of December 31, 2005, the carrying value of the Company’s investment in Micralyne was $0.5 million. During the three months and six months ended December 31, 2005, the Company purchased approximately $1.1 million and $2.0 million of product from Micralyne, respectively, and the ending accounts payable balance was approximately $0.5 million.

Rogers Communications Inc. (“Rogers”):

Beginning August 2005, as part of the Acterna acquisition, Rogers, a publicly held cable and wireless operator, became a customer of the Company that has an executive who is also a member of the Board of Directors of the Company. During the three month and six month period ending December 31, 2005, the company sold approximately $0.5 million and $0.7 million of product, respectively to Rogers directly and indirectly through a distributor, and the ending accounts receivable balance as of December 31, 2005 was negligible.

Sifam Fibre Optics Limited (“Sifam”):

As of December 31, 2005, Sifam, a privately held company in which the Company has a long-term investment, was both a customer and supplier of the Company. As of December 31, 2005, the carrying value of the Company’s investment in Sifam was $0.9 million. During the three and six month period ending December 31, 2005, the Company’s sales to Sifam were not material, and the ending accounts receivable balance was zero. During the three and six months ended December 31, 2005, the Company purchased approximately $0.9 million and $2.1 million of product from Sifam, respectively, and the ending accounts payable balance at December 31, 2005 was approximately $0.2 million.

Tellabs, Inc. (“Tellabs”):

Beginning August 2005, as part of the Acterna acquisition, Tellabs, a publicly held wireline and wireless networking solutions company, became a customer of the Company. Tellabs has a member of their Board of Directors who is also currently a member of the Company’s Board of Directors. During the three and six months ended December 31, 2005, the Company sold approximately $2.2 million and $3.5 million of product to Tellabs, and the ending accounts receivable balance at December 31, 2005 was approximately $0.1 million.

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of December 31, 2005.

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

The following table presents the changes in the Company’s warranty reserve during the three and six months ended December 31, 2005 and 2004 (in millions):

	Three Months Ended		Six Months Ended
	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004
Warranty reserve at beginning of period	$12.6	$23.0	$7.3	$25.1
Provision for warranty	1.7	1.5	3.4	3.3
Utilization of reserve	(0.1)	(2.3)	(0.8)	(2.9)
Adjustments related to pre-existing warranties (including changes in estimates)	(0.5)	(4.1)	(1.4)	(7.4)
Adjustment related to acquisition	0.2	—	5.4	—

Warranty reserve at end of period	$13.9	$18.1	$13.9	$18.1

Note 20. Convertible Debt and Letters of Credit

On October 31, 2003, the Company completed the sale of $475.0 million aggregate principal amount of Zero Coupon Senior Convertible Notes due in 2010. The Notes were issued for cash consideration in a private placement to the initial purchasers, Morgan Stanley & Co. Incorporated, Goldman Sachs & Co., and CIBC World Markets Corp. The initial purchasers resold the Notes to qualified institutional investors in accordance with Rule 144A under the Securities Act of 1933, as amended. Proceeds from the notes amounted to $462.3 million after issuance costs. The Notes do not bear interest and are convertible into the Company’s common stock at a conversion price of $4.94 per share. Each $1,000 principal amount is initially convertible into 202.4291 shares of the Company’s common stock upon the satisfaction of certain conditions. Therefore, the Notes are convertible in the aggregate into approximately 96.2 million shares of common stock. The Company has the right to redeem the Notes beginning November 15, 2008. Holders of the Notes may require the Company to repurchase the Notes on November 15, 2008. In addition, under certain circumstances holders may require the Company to convert the Notes into shares of the Company’s common stock, including if the closing sale price of the Company’s common stock exceeds 110% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. Conditions required to trigger this conversion right have not occurred.

The costs incurred in connection with the Convertible Notes are being amortized to interest expense over 5 years.

As of December 31, 2005, the Company had twenty-one outstanding standby letters of credit totaling $11.3 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements contained in this Annual Report on Form 10-Q which are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. A forward-looking statement may contain words such as “anticipate that,” “believes,” “can impact,” “continue to,” “estimates,” “expects to,” “hopes,” “intends,” “plans,” “to be,” “will be,” “will continue to be,” “continuing,” “ongoing,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements regarding: our belief that adoption of FSP 115-1, SFAS 154, and FIN 47 will not have a material impact on our financial statements; the expectation that the acquisition of Agility will further expand our product offerings; significant changes to the purchase price allocation for Agility are not anticipated and the valuation work is expected to be completed in the fourth quarter of fiscal 2006; our intention to review goodwill related to the Agility transaction annually for impairment and our expectation that it will not be deductible for tax purposes; the expectation that that acquisition of Acterna will expand IP-based data, voice and video products and services over long haul, metro, fiber-to-the-home, DSL and cable networks; significant changes to the purchase price allocation for Acterna are not anticipated and the valuation work is expected to be completed in the fourth quarter of fiscal 2006; our belief that the procedural error related to the Acterna tax pooling structure can be remedied; our assessment that exposure to tax liability related to a predecessor Acterna entity is remote; the fact that we do not anticipate issuing any dividends in the near future; our belief that our current process for establishing inventory reserves appropriately balances the risk in the market pace with a fair representation of the realizable value of our inventory; our belief that the factual allegations and circumstances underlying the securities class actions, derivative actions, the OCLI and SDL actions, and the ERISA class actions are without merit and that the expense of defending such actions will be costly, could be quite significant and may not be covered by our insurance policies; our belief that resolving claims that arise in the ordinary course of our business will not have a material adverse impact on our financial position or results of operations; our belief that current tax audits may result in additional assessments, but will not have a material adverse effect on our financial position, cash flows or overall trends in results of operations; our anticipation to make the minimum required contributions to pension plans in fiscal year 2006 of $0.3 million; our plan to continue to reduce costs through targeted, customer-driven restructuring events; our intention to maintain valuation allowance until sufficient positive evidence exists to support reversal of some or all of it; our belief that adequate amounts have been provided for any adjustments that may result from examinations from federal, state and foreign tax audits; the fact that we may be required to repurchase the Zero Coupon Senior Convertible Notes issued on October 31, 2003 or convert them into shares of common stock; our expectation that seasonal demand fluctuations will cause significant, periodic variations in our financial results for the Communications Test and Measurement Segment, particularly in our fourth and first fiscal quarters and that our overall financial results will be negatively impacted by these seasonal fluctuations to the extent that financial results from our reportable segments do not offset the declines in our Communications Test and Management Segment; our expectation that information networks will continue to expand; our expectation to continue to take significant actions, including site closures, product transfers, asset divestitures and product terminations to reduce our cost structure; our intention to continue to incur expenses to complete cost reduction initiatives; the possibility that we will continue to experience difficulties associated with products we have transferred to contract manufacturers which may result in lost revenue opportunities, customer dissatisfaction and additional costs; our concerns regarding the manufacture, quality and distribution of our products; the possibility that we will continue to experience additional costs, delays in re-establishing volume production levels, supply chain interruptions, planning difficulties, inventory issues, factory absorption and system integration problems as a result of our continuing cost reduction programs; our products may continue to fail to meet customer expectations from time-to-time; costs related to repair and replacement of defective products under warranty; our ability to continuously and successfully introduce and market new products and technologies meeting our customers’ expectations in a timely manner; our intention to continue to develop new product lines and improve the business for existing ones; our current growth strategy emphasizes all of our business lines; our limited visibility and cautious nature with respect to long-term growth prospects; our efforts to undertake programs to ensure the long-term strength of our supply chain; our expectations that we will continue to experience, strain on our supply chain and periodic supplier problems and that we will continue to incur costs to address such problems which we expect to continue to impact our ability to meet customer expectations; our expectation to make significant investments to enable our future growth, grow our business through business combinations or other acquisitions of businesses products or technologies and continue to evaluate and explore strategic opportunities as they arise; our expectation that that Asian, and particularly Chinese, competition will increase across our portfolio; our belief that we must maintain a substantial commitment to innovation and product differentiation, as well as significantly improve our cost structure; the belief that our growth is dependent upon market growth, our ability to enhance existing products and the introduction of new products on a timely basis; charges relating to acquired in-process research and development costs may occur in future acquisitions resulting in variability in our quarterly earnings; the belief that our future depends, in part, on our ability to attract and retain key personnel, continued contributions of our executive management team and other key management and technical personnel; our recruiting efforts for our corporate and operations finance teams; our reliance on our ability to use stock options and other forms of stock-based compensation as a key component of our executive and employee compensation structure; our expectation that net revenue from customers outside North America will continue to account for a significant portion of our total revenue; our expectation that the costs of the evaluating our current trade compliance practices and implementation of any resulting improvements will not have a material adverse effect on our operating results or business; our continued efforts to increase the scope and extent of our manufacturing operations in our Shenzhen facilities and our expectation that our ability to operate successfully in China will become increasingly important to our overall success; the expectation that we will incur additional costs to transfer product lines to our facilities located in China; our intention to export a majority of the products manufactured at our facilities in China; our expectation that we will continue to experience sales price reductions and/or inventory write-downs as a result of excess and obsolete inventory; our belief that we will successfully complete remediation of internal controls; our expectation that we will spend significant resources and efforts on reporting infrastructure as a result of the Acterna and Agility acquisitions; the belief that our future depends, in part, upon our intellectual property, including trade secrets, know-how and continuing technological innovation; the statement that we will continue to evaluate our internal control systems and as a result will incur substantial expenses; the fact that we may enter into foreign currency forward contracts to protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates; our expectation to continue to make investments in privately held companies as well as venture capital investments for strategic and commercial purposes; our commitment to enabling broadband and optical innovation in the communications, commercial and consumer markets; our expectation for high customer concentration and pricing pressures in the communications markets will remain for the foreseeable future; our efforts to expand our products, customers and distribution channels for several of our core competencies to, among other things, reduce our exposure to customer concentration and long design cycles; our expectation that we will continue to encounter multiple and systemic challenges principally related to new product introductions; our expectation that gross profit pressures will remain for the foreseeable future and our intention to focus on actions designed to improve our gross margins; our belief that investment in R&D is critical to attaining our strategic objectives; our efforts to reduce SG&A expenses which we expect to continue in the future, but which are not expected to have a material adverse impact on our financial condition; our intention to pay out severance and benefits through the second quarter of fiscal 2007 to terminated employees; our dependence upon economic conditions to generate sublease income and to terminate lease obligations in the amounts estimated; amounts related to the lease expenses, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2011; our belief that our revenue must continue to increase substantially in the future for us to be profitable; our belief that our existing cash balances and short term investments will be sufficient to meet our liquidity and capital spending requirements at least through the next 12 months; our estimates for additional required investment in research and development in connection with our acquisitions; our expectation that gains and losses on derivatives will be offset by re-measurement gains and losses on the foreign currency dominated assets and liabilities; our belief that our internal controls and procedures will continue to improve and that we expect to complete our remediation plan and the testing of remediated controls and procedures by the end of fiscal 2006; the fact that we do not anticipate that the fiscal 2006 management report, under Section 404 of the Sarbanes-Oxley Act of 2002, will include Acterna or Agility; our belief that our disclosure controls and procedures or our internal control over financial reporting will be capable of preventing or detecting all errors and all fraud.

Management cautions that forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in such forward-looking statements. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, including, without limitation, the following: uncertainties as to the effects of our adoption of certain accounting policies; our inability to accurately and timely complete valuation analyses in connection with our acquisitions; our limited ability to perceive or predict market trends; inability to align our operations with customer demand and the changes affecting our industry; unanticipated costs associated with our cost reduction programs; difficulties related to predicting financial performance for future periods; unsuccessful efforts to improve our execution and design and introduce products that meet customers’ future needs and to manufacture such products at competitive costs; decreases in our product portfolio and revenues; immaterialized customer and market penetration resulting from our recent acquisitions; the diversion of our management’s time with respect to the integration of acquisitions; lack of resources set aside for investment in R&D; unanticipated expenses related to litigation, dispute related settlements, accruals, integration from acquisitions and compliance measures related to the Sarbanes-Oxley Act of 2002; inaccurate assessment that our tax liability as a result of acquisitions and tax audits will be minimally impacted; greater than anticipated tax exposure; difficulties in integrating technology acquired through acquisitions with our own product lines; unexpected impairment of goodwill associated with our acquisitions of Acterna and Agility; defects in our process for establishing inventory reserves; greater than anticipated tax assessments associates with current audits; a lack of cash necessary to make required contributions to pension plans; delays in bringing products to market due to development problems; difficulties in developing new products; inability to maintain valuation allowance; a lack of cash necessary to pay off holders of the Zero Coupon Senior Convertible Notes; excessively high costs in the future related to enhancing our existing systems; significant changes in customer preferences; the possibility that competitors will introduce products faster than us; unanticipated difficulties in building close working relationships with partners; less sales from customers outside of North America than anticipated; product defects sustained as a result of deployment in a variety of demanding environments; inability to obtain new orders from major customers; unanticipated difficulties associated with increasing the scope and extent of our operating facilities in China; failure to obtain the required approvals from governmental authorities in China; unanticipated difficulties in managing our inventory; failure to adequately protect our intellectual property; substantial technological changes in the communications test and measurement solutions market; a lack of the required resources to invest in the development of new products; the viability of legal claims brought against us; our failure to accurately predict the effect of the ultimate outcome of claims on our business, financial condition or results of operations; lower than expected revenues; the risk that we may be required to expend more cash in the future than anticipated; the timing of orders; an unanticipated lack of resources to invest in private companies; changing market conditions; uncertainties of the assumptions regarding anticipated valuation allowance; insufficient cash balances and short-term investments; greater than anticipated costs associated with post-acquisition in-process research and development projects; uncertainties as to the future level of sales and revenues; unanticipated budgetary constraints; failed efforts to recruit experienced accounting and financial reporting personnel; unanticipated difficulties in the remediation of internal control deficiencies; inability to complete the remediation of internal controls in a timely fashion and other factors set forth in “Risk Factors” and elsewhere herein. Further, our future business, financial condition and results of operations could differ materially from those anticipated by such forward-looking statements and are subject to risks and uncertainties including the risks set forth above and the “Risk Factors” set forth in this Form 10-Q. Moreover, neither we assume nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. Forward-looking statements are made only as of the date of this Report and subsequent facts or circumstances may contradict, obviate, undermine or otherwise fail to support or substantiate such statements. We are under no duty to update any of the forward-looking statements after the date of this Form 10-Q to conform such statements to actual results or to changes in our expectations.

For the three months ended December 31, 2005, we recorded adjustments related to the true-up of the asset retirement obligations for several leased facilities and the initial market value of certain marketable securities not previously recorded. The corrections resulted in additional income of $1.3 million ($0.1 million in operating expense and $1.4 million in gain on investments) related to prior quarters and years. Management and the Audit Committee believe that such amounts are not material to previously reported financial statements. There was no impact on net loss per share from these adjustments.

For the six months ended December 31, 2005, we recorded adjustments related to the recognition of asset retirement obligations for several leased facilities, the initial market value of certain marketable securities not previously recorded and the allocation of deferred rent expense over the term of certain leases. The corrections resulted in additional expenses of $6.3 million ($7.7 million in operating expense and $1.4 million in gain on investments) related to prior quarters and years. Management and the Audit Committee believe that such amounts are not material to previously reported financial statements. The impact from these adjustments was an additional loss of $0.01 per share.

OUR INDUSTRIES AND QUARTERLY DEVELOPMENTS

We are committed to enabling broadband & optical innovation in the communications, commercial and consumer markets. We are a leading provider of communications test and measurement solutions and optical products for telecommunications service providers, cable operators, and network equipment manufacturers. Furthermore, we are a leading provider of innovative optical solutions for medical/environmental instrumentation, semiconductor processing, display, brand authentication, aerospace, defense and decorative applications. We currently employ approximately 7,200 employees worldwide.

Our Optical Communications (“OpComm”) Segment consists generally of:

•	Optical components and modules sold to OEM suppliers of enterprise and storage solutions, such as Cisco, Sun Microsystems, Hewlett-Packard, Emulex, QLogic, McData and EMC.

•	Optical components, modules and sub-systems sold to OEM providers to communications network carriers, such as Nortel, Lucent, Alcatel, Ciena, Cisco, Fujitsu, Siemens, and Huawei.

Our Commercial and Consumer (“CCPG”) Segment consists generally of:

•	Custom optics: medical/environmental instrumentation, high precision coated products, optical sensors for aerospace and defense applications and optical filters for medical instruments.

•	Light interference pigment products: color shifting pigments utilized for security purposes in currencies and other documents, anti-counterfeiting devices and decorative surface treatments.

•	Lasers: laser subsystems used in biotech instrumentation, semiconductor inspection, electronic material processing and precision machining.

Our Communications Test and Measurement (“CommTest”) Segment consists generally of:

•	Manufacturing and lab test platforms used in the design, performance, and interoperability testing of network equipment for all major and emerging core, metro, cable, and access network technologies for customers such as Lucent, Nortel, Alcatel, Motorola, Siemens, Scientific Atlanta and Cisco.

•	Field test instrumentation and software used in the installation, provisioning, and maintenance of broadband voice, video, and data communication services for customers such as SBC, Deutsche Telecom, Comcast, Telefonica, China Telecom and Verizon.

•	Network and service assurance systems used to monitor and troubleshoot network performance and to optimize quality of service for customers such as British Telecom, Time Warner, Bell South and Bell Canada.

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

As a supplier of components and modules to this industry, we feel the effects most acutely, as system designs must first be initiated at the carrier level, communicated to the systems provider and then communicated to us and our competitors. During system design periods, shifts in economic, industry, customer or consumer conditions could and often do cause redesigns, delays or even cancellations to occur with their related costs to those involved. Communications industry design cycles are often challenging for companies without the financial and infrastructural resources to sustain the long periods between project initiation and revenue realization. Our CCPG segment, while more diverse, shares some of the customer concentration and design cycle attributes of our communications markets. We are working aggressively on a strategy to expand our products, customers and distribution channels for several of our core competencies in these areas to, among other things, reduce our exposure to customer concentration and long design cycles across our company. As part of this strategy, we have expanded into the CommTest segment, which has expanded our customer base and distribution significantly.

On August 3, 2005, we completed the acquisition of privately held Acterna, Inc. (“Acterna”), a leading worldwide provider of broadband and optical test and measurement solutions for telecommunications and cable service providers and network equipment manufacturers. Starting the first quarter of fiscal 2006, the addition of Acterna comprises a new reportable segment to the our business, Communications Test and Measurement. One attribute of this segment is considerable seasonal revenue variability, with revenues from the second and third quarters historically significantly exceeding revenues for the first and fourth fiscal quarters. We expect this seasonality to continue for the foreseeable future, impacting our Communications Test and Measurement financial results, our overall product mix and financial performance.

Major business developments during the second quarter of fiscal 2006 include:

•	Net revenue in the second quarter of fiscal 2006 increased 73%, or $132.4 million, to $312.9 million from $180.5 million in the second quarter of fiscal 2005 and increased sequentially 21%, or $54.6 million, from $258.3 million in first quarter of fiscal 2006. Net revenue in second quarter of fiscal 2006 consisted of $109.6 million, or approximately 35% of net revenue, from our OpComm segment, $59.4 million, or approximately 19% of net revenue, from our CCPG segment and $146.0 million, or approximately 46% of net revenue, from our CommTest segment. With the addition of our CommTest segment in the first quarter of fiscal 2006, for the three and six months ended December 31, 2004, CommTest net revenue was zero. In the second quarter, net revenue from our CCPG segment declined 19% or $13.6 million from the second quarter of fiscal 2005 and 6% or $3.9 million from the first quarter of fiscal 2006. The year over year decline is due to the loss of one major customer in the optical display product area and our decision to exit non-core and unprofitable product lines.

•	Gross margins in the second quarter of fiscal 2006 increased to 33% from 17% in second quarter of fiscal 2005 and from 20% in first quarter of fiscal 2006. The year over year improvement in gross margin was primarily related to the addition of our CommTest segment in the first quarter of fiscal 2006 which contributed a 58% gross margin during the quarter and the impact of our on-going manufacturing cost reduction programs which reduced cost of sales by $4.7 million during the quarter.

•	Our research and development (“R&D”) and selling, general and administrative (“SG&A”) expenses, as a percent of net revenue, in the second quarter of fiscal 2006 increased to 40% from 38% in the second quarter of fiscal 2005 and remained at 40% in the first quarter of fiscal 2006. The year over year increase is primarily related to increased audit and consulting related fees of $3.0 million and the inclusion of $2.3 million in expenses resulting from the adoption of Statement of Financial Accounting Standard No. 123, “Share-Based Payment (Revised 2004)” (“SFAS 123(R)”).

•	On November 30, 2005, we completed the acquisition of Agility, a leading provider of widely tunable laser solutions for optical networks.

RECENT ACCOUNTING PRONOUNCEMENTS

FSP 115-1

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosure about unrealized losses that have not been recognized as other-than-temporary impairments. FSP115-1 is effective for reporting periods beginning after December 15, 2005. We do not believe the adoption of FSP 115-1 on January 1, 2006 will have a material impact on our financial statements.

SFAS No. 123(R)

Effective July 3, 2005, the first day of fiscal 2006, we adopted Statement of Financial Accounting Standard No. 123, “Share-Based Payment (Revised 2004)” (“SFAS 123(R)”) on a modified prospective basis. As a result, we have included stock-based compensation costs in our results of operations for the three and six month period ended December 31, 2005, as more fully described in Note 4 to our condensed consolidated financial statements.

SFAS No. 154

In June 2005, FASB issued Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”). The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. Opinion 20 previously required that such a change be reported as a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not believe the adoption of this pronouncement on July 2, 2006 will have a material impact on our financial statements.

FIN 47

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”, “(FIN 47”) which clarifies that the term “conditional asset retirement obligation” as used in Statement of Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. However, the obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN 47 requires that the uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We do not believe the adoption of FIN 47 on July 2, 2006 will have a material impact on our financial statements.

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

Revenue Recognition: We recognize revenue when persuasive evidence of a final agreement exists, delivery has occurred, the selling price is fixed or determinable and collectibility is reasonably assured. Revenue recognition on the shipment of evaluation units is deferred until the customer completes purchase of the product. Revenue from sales to distributors with rights of return, price protection or stock rotation is not recognized until the products are sold through to end customers. Generally, revenue associated with contract cancellation payments from customers is not recognized until we receive payment for such charges.

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

Stock-based Compensation: We estimate the fair value of stock options granted using the Black-Scholes-Merton option-pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. This option-pricing model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility assumption was determined using a combination of historical and implied volatility of our common stock.

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

Restructuring Accrual: In April 2001, we began to implement formalized restructuring programs based on our business strategies and economic outlook and recorded significant charges in connection with our Global Realignment Program. In connection with these plans, we have recorded estimated expenses for severance and outplacement costs, lease cancellations, asset write-offs and other restructuring costs. In accordance with Statement of Financial Accounting Standard No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) and Securities and Exchange Commission Staff Accounting Bulletin No. 100 (“SAB 100”), generally costs associated with restructuring activities initiated after December 31, 2002 have been recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. However, in the case of leases, the expense is estimated and accrued when the property is vacated. Given the significance of, and the timing of the execution of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made, including evaluating real estate market conditions for expected vacancy periods and sub-lease rents. In addition, post-employment benefits accrued for workforce reductions related to restructuring activities initiated after December 31, 2002 are accounted for under Statement of Financial Accounting Standards No. 112, “Employer’s Accounting for Post-employment Benefits” (“SFAS 112”). A liability for post-employment benefits is recorded when payment is probable, the amount is reasonably estimable, and the obligation relates to rights that have vested or accumulated. We continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. Although we believe that these estimates accurately reflect the costs of our restructuring plans, actual results may differ, thereby requiring us to record additional provisions or reverse a portion of such provisions.

Pension and Other Postretirement Benefits/ Obligations: The determination of our obligation and expense for pension and other postretirement benefits payable to employees and retirees is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include, among others, the discount rate, expected long-term rate of return on plan assets and mortality assumptions for the plan participants. In accordance with SFAS No. 87, “Employers Accounting for Pensions,” actual results that differ from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense and recorded obligation in such future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions that may be required under new legislation or otherwise may materially affect our pension and other postretirement obligations and our future expense.

RESULTS OF OPERATIONS

The results of operations for the current period are not necessarily indicative of results to be expected for future years. The following table summarizes selected Consolidated Statement of Operations items (in millions, except for percentages):

	3 Months Ended December 31,		Change	Percentage Change	6 Months Ended December 31,		Change	Percentage Change
	2005	2004			2005	2004
Net revenue	$312.9	$180.5	$132.4	73%	$571.2	$375.0	$196.2	52%

Gross profit	$104.2	$29.8	$74.4	250%	$155.8	$72.7	$83.1	114%
Percentage of net revenue	33%	17%			27%	19%

Research and development	$40.7	$24.4	$16.3	67%	$74.4	$48.9	$25.5	52%
Percentage of net revenue	13%	14%			13%	13%

Selling, general and administrative	$83.3	$43.5	$39.8	91%	$153.7	$80.7	$73.0	90%
Percentage of net revenue	27%	24%			27%	22%

Amortization of other intangibles	$15.6	$4.8	$10.8	225%	$27.9	$9.5	$18.4	194%
Percentage of net revenue	5%	3%			5%	3%

Acquired in-process research and development	$0.3	$—	$0.3	100%	$19.9	$—	$19.9	100%
Percentage of net revenue	0%	0%			3%	0%

Reduction of other long-lived assets	$1.2	$—	$1.2	100%	$2.2	$4.5	$(2.3)	-51%
Percentage of net revenue	0%	0%			0%	1%

Restructuring charges	$14.9	$3.8	$11.1	292%	$19.7	$9.1	$10.6	116%
Percentage of net revenue	5%	2%			3%	2%

Net Revenue:

Net revenue in the second quarter of fiscal 2006 increased 73%, or $132.4 million, to $312.9 million from $180.5 million in the second quarter of fiscal 2005 and increased sequentially 21%, or $54.6 million, from $258.3 million in first quarter of fiscal 2006.

The year over year increase in net revenue is primarily due to the addition of our CommTest segment from the acquisition of Acterna which contributed $146.0 million to net revenue. This additional revenue is offset by a $13.6 million decrease in CCPG net revenue due to the loss of one major customer and our decision to exit non-core and unprofitable product lines.

The sequential increase in net revenue in the second quarter of 2006 was attributable to stronger sales in our OpComm segment combined with the full quarter effect in our CommTest segment from the acquisition of Acterna. CommTest revenue was $146.0 million for the second quarter compared to $94.5 million in the first quarter of fiscal 2006. OpComm revenue increased $9.1 million in the second quarter compared to the first quarter of fiscal 2006 as a result of increased demand for our optical agile network products and the acquisition of Agility, which contributed $1.3 million to total OpComm revenue in the second quarter of fiscal 2006. CCPG revenue decreased $3.9 million from the first quarter of fiscal 2006 as we continue to phase out certain optical display products.

Net revenue for the six months ending December 31, 2005 increased 52%, or $196.2 million, to $571.2 million from $375.0 million in the comparable period in the prior year. The increase in net revenue is primarily due to the addition of our CommTest segment from Acterna which contributed $241.4 million to net revenue which is partially offset by reductions of OpComm net revenue of $2.7 million and CCPG net revenue of $38.1 million. The reduction in CCPG net revenue is primarily due to the loss of one major customer in the optical display product area and our decision to exit non-core and unprofitable product lines.

Going forward, we continue to have limited visibility to the overall business climate and may face strong pricing pressures, which impairs our financial forecasting and predictability. Also, particularly in our OpComm segment, the mix of revenues in any quarter continues to be driven by changes in demand from a small number of customers whose demands vary quarter to quarter. In addition, the CommTest customers tend to have seasonal buying patterns and this seasonality may result in significant revenue and product mix fluctuations in future quarters.

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

Gross Profit:

Gross profit in the second quarter of fiscal 2006 increased 250%, or $74.4 million, to $104.2 million from $29.8 million in the second quarter of fiscal 2005 and increased sequentially 102%, or $52.6 million, from $51.6 million in first quarter of fiscal 2006. The year over year increase is primarily due to the addition of CommTest which contributed $84.3 million in gross profit and the impact of our on-going manufacturing cost reduction programs of $4.7 million, offset by $8.5 million in purchase accounting adjustments related to the acquisition of Acterna. The sequential increase in gross profit is primarily due to the full quarter impact of CommTest which contributed incremental gross profit of $27.2 million and the reduction of inventory purchase accounting adjustments from the acquisition of Acterna of $21.5 million. In addition, the second quarter of fiscal 2006 includes stock compensation expense of $1.1 million mainly related to the adoption of SFAS 123(R).

Gross profits in the six months ending December 31, 2005 increased 114%, or $83.1 million, to $155.8 million from $72.7 million in the comparable period in the prior year. The increase is primarily due to the additional gross profit from CommTest of $141.4 million which is offset by lower gross profit in CCPG of $5.5 million from declines in net revenue and purchase accounting adjustments related primarily to the acquisition of Acterna of $38.5 million. In addition, the six months ending December 31, 2005 includes stock compensation expense of $1.4 million mainly related to the adoption of SFAS 123(R).

We sell products in certain markets that are highly competitive, price sensitive and are affected by customer seasonal buying patterns. These factors along with supplier constraints, manufacturing constraints and factory utilization issues, can and will result in variability in our gross profit. We have announced a number of cost reducing actions that are designed to reduce its cost structure in the current and future quarters. The resulting impact on the gross profit will be dependent on the factors noted above and on customer demand and pricing pressures.

Currently, the introduction of new products, such as Reconfigurable Optical Add / Drop Multiplexer (ROADM), optical switches, high speed transponders, solid state lasers and display components, which due to the untested nature of the products and the potential for complexity have incurred and are expected to continue to incur relatively higher start-up costs and increased yield and product quality risk. These issues have negatively impacted and could continue to negatively impact our gross profit. We expect gross profit pressures to remain for the foreseeable future and in particular expect strong pricing pressure, product mix effects (exacerbated by seasonal variations in our CommTest segment, the products of which have gross margins at the high end of our company-wide portfolio), under-utilization, factory transitions, and new product issues to create variability in our gross margins, and we cannot predict the timing or extent of any sustainable gross margin improvement. In the foreseeable future, actions designed to improve our gross margins (through product mix improvements, cost reductions associated with product transfers, facility consolidations, divestitures and product rationalization, and yield and quality improvements, among other things) will be a principal focus for us.

Research and Development (“R&D”) and Selling, General and Administrative (“SG&A”):

R&D and SG&A expenses in the second quarter of fiscal 2006 increased 83%, or $56.1 million, to $124.0 million from $67.9 million in the second quarter of fiscal 2005 and increased sequentially 19%, or $19.9 million, from $104.1 million in first quarter of fiscal 2006. The year over year increase is primarily due to the addition of CommTest of $57.9 million. The sequential increase is primarily due to the full quarter effect of CommTest of $20.2 million In addition, the second quarter of fiscal 2006 includes stock compensation expense of $2.3 million mainly related to the adoption of SFAS 123(R).

R&D and SG&A expenses in the six months ending December 31, 2005 increased 76%, or $98.5 million, to $228.1 million from $129.6 million in the comparable period in the prior year. The increase is primarily due to the addition of CommTest of $95.6 million and the inclusion of expenses related to the adoption of SFAS 123(R) of $5.2 million, which is offset by R&D savings in both OpComm and CCPG of $3.6 million .

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

Amortization of Other Intangibles:

The increase in amortization expense for the second quarter and first six months of fiscal 2006 was mainly due to the increase in our intangible assets subject to amortization as a result of our acquisition of Acterna.

Acquired In-Process Research and Development:

During the three and six months ended December 31, 2005, we incurred $0.3 million and $19.9 million of in-process research and development (“IPR&D”) expense in connection with our purchase of Acterna in the first quarter and Agility in the second quarter of fiscal 2006. There were no IPR&D expenses during the three and six months ended December 31, 2004. In accordance with generally accepted accounting principles, this IPR&D amount was expensed on the acquisition date as the acquired technology had not yet reached technological feasibility and had no future alternative uses.

Reduction of Other Long-Lived Assets:

During the three and six months ended December 31, 2005, we recorded $1.2 million and $2.2 million, respectively, reductions in the carrying value of our long-lived assets. During the three and six months ended December 31, 2004, we recorded zero and $4.5 million, respectively, reductions in the carrying value of our long-lived assets.

Assets Held and Used:

During the three and six months ended December 31, 2005, we recorded a write-down of $1.2 million and $2.2 million, respectively, due to the impairment of certain CCPG assets formerly utilized in our Santa Rosa manufacturing facility. During the three and six months ended December 31, 2004, no assets classified as held and used were reduced in value.

Assets Held for Sale:

During the three and six months ended December 31, 2005, no assets classified as held for sale were reduced in value. During the three months ended December 31, 2004, no assets classified as held for sale were reduced in value. In accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). During the six months ended December 31, 2004, we adjusted the carrying value of the Ottawa campus and certain other assets held for sale to the fair value of such assets, which resulted in a charge to income of $4.5 million.

Restructuring and Other Related Charges:

During the second quarter of fiscal 2004, we announced completion of the Global Realignment Program (“GRP”), which began in April 2001. That program focused on large-scale site and employee reductions. We continue to take advantage of opportunities to further reduce costs through targeted, customer-driven restructuring events intended to consolidate and rationalize the manufacture of our products based on core competencies and cost efficiencies.

During the three and six months ended December 31, 2005, we incurred restructuring expenses of $14.9 and $19.7 million, respectively. During the three and six months ended December 31, 2004, we incurred restructuring expenses of $3.8 and $9.1 million, respectively. During the second quarter of fiscal 2006, we recorded $12.8 million in expense for severance and benefits and $2.1 million to adjust accruals on restructured leases. Eight hundred twenty nine employees were notified for termination, 709 in manufacturing, 78 in research and development and 42 in selling, general and administrative functions. Eight hundred twenty four terminated employees are located in North America and 5 in Europe. As of December 31, 2005, 21 employees had been terminated. Severance and benefits are scheduled to be paid through the second quarter of fiscal 2007.

During the second quarter, we recommissioned a leased manufacturing facility in Bloomfield, Connecticut that had previously been removed from operations under the GRP. The plant was placed back into service due to unanticipated changes in the industry and customer demand for certain product lines. As a result, the remaining lease accrual of $0.7 million for this facility was reversed and this amount will be part of operating expense going forward.

During the first quarter of fiscal 2006, we recorded $1.6 million in expense for severance and benefits, $1.0 million for facilities remediation and $2.2 million to adjust accruals on restructured leases. Twenty two employees in Europe were notified for termination, 11 in manufacturing, 6 in research and development and 5 in selling, general and administrative functions. As of December 31, 2005, all of these employees had been terminated.

Our ability to generate sublease income, as well as our ability to terminate lease obligations at the amounts estimated, is highly dependent upon the economic conditions, particularly commercial real estate market conditions in certain geographies, at the time we negotiate the lease termination and sublease arrangements with third parties as well as the performances by such third parties of their respective obligations. While the amount we have accrued represents the best estimate of the remaining obligations we expect to incur in connection with these plans, estimates are subject to change. Routine adjustments are required and may be required in the future as conditions and facts change through the implementation period. Our restructuring obligations are net of sublease income or lease settlement estimates of approximately $8.8 million. If adverse macroeconomic conditions continue, particularly as they pertain to the commercial real estate market, or if, for any reason, tenants under subleases fail to perform their obligations, we may be required to reduce estimated future sublease income and adjust the estimated amounts of future settlement agreements, and accordingly, increase estimated cost to exit certain facilities. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2011.

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

Interest and Other, Net:

During the three months ended December 31, 2005, net interest and other income increased by $2.5 million compared to the same period a year ago. The increase was primarily due to a gain of $3.8 million on the sale of our Melbourne, Florida manufacturing facility offset by a loss of $1.4 million on the sale of one of our Santa Rosa, California manufacturing facilities.

During the six months ended December 31, 2005, net interest and other income decreased by $1.7 million compared to the same period a year ago. The decrease was primarily due to net losses on asset sales of $1.6 million.

Gain on Sale of Assets:

For the three and six months ended December 31, 2005, we recorded net gains on sale of assets of $0.5 million and $0.1 million, respectively. Net gains were primarily related to gains from the license of certain intellectual property and transaction adjustments from the sale of inventory to our contract manufacturers. For the three and six months ended December 31, 2004, we did not have a net gain (loss) on sale of assets. Year to date gain was offset by to a true up of the sale of inventory to Emcore. The true up consists of a reconciliation of a discrepancy of the physical inventory sold, a write off of demo inventory, and scrap.

Gain on Sale of Investments:

The net gain of $1.8 million during the three months ended December 31, 2005 was primarily due to the recording of the initial market value of certain marketable securities not previously recorded. The net gain of $35.1 million during the six months ended December 31, 2005 was primarily due to the sale of half of our original ownership of 25% in ADVA Optical Networking (“ADVA”). The fair value of our total marketable equity securities at December 31, 2005 is approximately $6.7 million.

Reduction in Fair Value of Investments:

We periodically review our investments for impairment. In the event the carrying value of an investment exceeds its fair value and the decline in fair value is determined to be other-than-temporary, we write down the value of the investment to its fair value. During the three and six months ended December 31, 2005, we recorded $0.2 million and $2.5 million of reductions in fair value of certain non-marketable investments, respectively. During the three and six months ended December 31, 2004, we recorded $2.7 million and $5.0 million of reductions in fair value of certain non-marketable investments, respectively.

Income (Loss) on Equity Method Investments:

We recorded income and losses on our equity method investments representing our pro-rata share of net losses. Our equity investments include two venture capital funds and two direct investments. During the three and six months ended December 31, 2005, We recorded $0.3 million of income and $0.1 million of loss on equity method, respectively. During the three and six months ended December 31, 2004, we recorded $0.8 million and $3.7 million of loss on equity method, respectively.

Income Tax Expense (Benefit):

We recorded income tax expense of $0.5 million and $6.0 million for the three and six months ended December 31, 2005, respectively, as compared to income tax benefits of $1.9 million and $1.4 million for the three and six months ended December 31, 2004, respectively.

The income tax expense recorded for the three months ended December 31, 2005 primarily relates to income tax in certain foreign and state jurisdictions. The income tax expense recorded for the six months ended December 31, 2005 primarily relates to a $3.6 million noncash charge associated with the reversal of tax benefits recognized in prior periods relating to the sale of certain marketable securities, a $0.3 million deferred tax expense associated with tax amortization of goodwill for which no financial statement amortization has occurred, and income tax in certain foreign and state jurisdictions.

Included in the tax benefit recorded for the three and six months ended December 31, 2004 is a $2.5 million tax benefit recorded in February 2005 as of December 31, 2004 to reflect a reduction in previously accrued tax liabilities as a result of our resolution of certain domestic tax audit issues. we also recorded $0.6 million and $0.5 million of income tax expense of the three months and six months ended December 31, 2004, respectively, relating primarily to foreign income taxes.

The income tax expense recorded for the three months and six months ended December 31, 2005 differs from the expected tax expense that would be calculated by applying the federal statutory rate to our loss before income taxes primarily due to increases in valuation allowance for deferred tax assets attributable to domestic and foreign losses from continuing operations and the $3.6 million noncash charge associated with the sale of certain marketable securities.

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

We have recorded domestic deferred tax assets as of December 31, 2005 to the extent they exceed certain deferred tax liabilities. In addition, it has provided a full valuation allowance on most of the foreign deferred tax assets. We intend to maintain the valuation allowance until sufficient positive evidence exists to support reversal of some or all of it. Likewise, the occurrence of negative evidence with respect to the foreign deferred tax assets which have no valuation allowance could result in an increase in the valuation allowance. Our income tax expense recorded in the future will be reduced or increased to the extent of offsetting decreases or increases to the valuation allowance.

We are currently subject to various federal, state and foreign audits by taxing authorities. We believe that adequate amounts have been provided for any adjustments that may result from these examinations, however, it is possible that the final outcomes may differ from our current estimates.

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

Operating Segment Information:

The following table summarizes revenue by operating segment for the three and six months ended December 31, 2005 and 2004 (in millions):

	Three Months Ended December 31,		Change	Percentage Change	Six Months Ended December 31,		Change	Percentage Change
	2004	2005			2005	2004
Optical Communications
Revenue	$109.6	$107.5	2.1	2%	$210.1	$214.2	(4.1)	-2%
Operating loss	(10.0)	(12.8)	2.8	22%	(28.0)	(28.4)	0.4	1%

Communications Test & Measurement
Revenue	146.0	—	146.0	100%	241.4	—	241.4	100%
Operating income	26.4	—	26.4	100%	45.7	—	45.7	100%

Commercial & Consumer
Revenue	59.4	73.0	(13.6)	-19%	122.7	160.8	(38.1)	-24%
Operating income	7.7	2.3	5.4	235%	16.1	13.7	2.4	18%

Purchase accounting Adjustment	(2.1)	—	(2.1)	-100%	(3.0)	—	(3.0)	-100%

The increase in operating loss for OpComm during the three month period ended December 31, 2005 reflects continued erosion in average selling price (“ASP”), increased net inventory related charges resulting from reduced consumption of previously reserved inventory and manufacturing transition costs.

Results of CommTest for the three and six months ending December 31, 2005 reflect the acquisition of Acterna.

Despite net revenue declines in the three and six months ending December 31, 2005, the increase in operating income for CCPG was attributable to continued strength in our document authentication and protection business along with the full quarter impact of the Lightwave acquisition.

We operate primarily in three geographic regions: Americas, Europe and Asia-Pacific. Net revenue from customers outside the Americas represented 38% and 32% of net revenue for the three months ended December 31, 2005 and 2004, respectively. Net revenue was assigned to geographic regions based on the customers’ shipment locations. We expect revenue from international customers to continue to be an important part of our overall net revenue and an increasing focus for net revenue growth.

During the three months ended December 31, 2005 and 2004, no customer accounted for more than 10% of net revenue.

Liquidity and Capital Resources:

As of December 31, 2005, we had a combined balance of cash, cash equivalents and short-term investments of $826.4 million, a decrease of $473.6 million from June 30, 2005 primarily due to cash consumed in operations of $46.8 million, purchase of property, plant and equipment of $24.8 million and acquisition activities of $464.8 million. Our total debt outstanding was $469.7 million and capital lease obligations were $4.0 million at December 31, 2005. For more information, see Note 20. “Convertible Debt and Letters of Credit”.

Cash used in operating activities was $46.8 million during the six months ended December 31, 2005, primarily due to our net loss of $109.1 million and the net change in operating assets and liabilities of $5.8 million; adjusted for non-cash items including depreciation of $26.2 million, amortization of $27.9 million, in process research and development of $19.9 million and the gain on sale of investments of $35.1 million.

Cash used by investing activities was approximately $238.1 million during the six months ended December 31, 2005, primarily related to the acquisitions for $464.8 million, net of cash acquired and purchases of property, plant and equipment of $24.8 million, offset by cash provided by maturities and sales of investments of $226.7 million, and proceeds from the sale of assets of $26.9 million.

Our investments of surplus cash are made in accordance with an investment policy approved by our Board of Directors. In general, our investment policy requires that securities purchased and held be rated A-1/P-1, A/A2 or better. No security may have an effective maturity that exceeds 36 months, and the average duration of our investment portfolio may not exceed 18 months. At any time, no more than 10% of the investment portfolio may be concentrated in a single issuer other than the U.S. government or U.S. agencies. Our investments in debt securities and marketable equity securities are classified as available-for-sale investments or trading assets and are recorded at fair value. The cost of securities sold is based on the specific identification method. Unrealized gains and losses on available-for-sale investments are reported as a separate component of stockholders’ equity. We did not hold any investments in auction rate securities at December 31, 2005.

Our financing activities for the six months ended December 31, 2005 provided cash of $4.8 million, resulting primarily from issuance of our common stock under the Employee Stock Purchase Plan.

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

Employee Stock Options:

Our stock option program is a broad-based, long-term retention program that is intended to attract and retain employees and align stockholder and employee interests. As of December 31, 2005, we have available for issuance 86.6 million shares of common stock underlying options for grant primarily under the Company’s 2003 Equity Incentive Plan. The exercise price is generally equal to the fair value of the underlying stock at the date of grant. Options generally become exercisable over a four-year period and, if not exercised, expire from five to ten years post grant date. The majority of our employees participate in our stock option program.

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

Status of Acquired In-Process Research and Development Projects:

We periodically review the stage of completion and likelihood of success of each of the IPR&D projects. The nature of the efforts required to develop the IPR&D projects into commercially viable products principally relates to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements. The current status of the IPR&D projects from our significant acquisitions as of December 31, 2005 is as follows:

Agility

Agility Communications was acquired in November 2005, and at the time of acquisition was in the process of developing transponders with improved design and functionality for its widely-tunable laser technology. We have incurred post-acquisition costs of approximately $0.1 million to date and estimate that additional investment of approximately $1.4 million in research and development will be required during fiscal years 2006 and 2007 to complete the IPR&D projects.

Acterna

Acterna, Inc. was acquired in August 2005, and at the time of acquisition was in the process of developing multiple products. We have incurred post-acquisition costs of approximately $10.9 million to date and estimate that additional investment of approximately $14.6 million in research and development will be required during fiscal years 2006 and 2007 to complete the IPR&D projects.

Lightwave

Lightwave Electronics Corporation was acquired in April 2005, and at the time of acquisition was in the process of developing multiple diode pumped solid state laser products. We have incurred post-acquisition costs of $1.5 million to date and estimate that additional investment of approximately $3.4 million in research and development will be required during fiscal years 2006 and 2007 to complete the IPR&D projects.

E2O

E2O was acquired in May 2004 and was in the process of developing a shortwave Vertical-Cavity Surface-Emitting Laser (“VCSEL”) as of the date of acquisition. We have incurred post-acquisition costs of $2.5 million to date and estimate that an additional investment of approximately $0.5 million in research and development will be required. The project is expected to be completed in the fourth quarter of fiscal 2006. The differences between the actual outcome noted above and the assumptions used in the original valuation of the technology are not expected to have a significant impact on our results of operations and financial position.

Item 3. Quantitative and Qualitative Disclosure About Market Risks

We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Derivatives and other financial instruments are used to mitigate exposures subject to market risk. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Foreign Exchange Risk:

We utilize foreign exchange forward contracts and other instruments, including option contracts, to hedge foreign currency risk associated with foreign currency denominated assets and liabilities, primarily certain intercompany receivables and payables. Our foreign exchange forward contracts and other instruments are accounted for as derivatives whereby the fair value of the contracts are reflected as other current assets or other current liabilities and the associated gains and losses are reflected in interest and other income, net in the Condensed Consolidated Statements of Operations. Our hedging programs reduce, but do not eliminate, the impact of currency exchange rate movements. The gains and losses on those derivatives are expected to be offset by re-measurement gains and losses on the foreign currency denominated assets and liabilities.

The following table provides information about our foreign currency forward and option contracts outstanding as of December 31, 2005. The forward contracts, most with a tenor of less than one month, were transacted near month end; therefore, the fair value of the majority of the contracts is approximately zero.

(in millions)	Contract Amount (Local Currency)		Contract Amount (USD)	Fair Value at December 31, 2005 (USD)
Canadian Dollar (contracts to sell CAD/ buy USD)	CAD	11.0	9.5	—
Chinese Renminbi (contracts to sell CNY/ buy USD)	CAD	239.4	29.9	(0.1)
British Pound (contracts to buy GBP/ sell USD)	CAD	11.0	18.9	—
Euro (contracts to sell EUR/ buy USD)	CAD	60.1	71.3	—

Total USD value of outstanding Foreign Exchange Contracts			129.5

Net unrealized gain (loss) on derivative financial instruments			—	(0.1)

Option contracts purchased (Option to sell EUR/ buy USD)	CAD	20.0	23.6	0.3

The counterparties to these hedging activities are creditworthy multinational banks. The risk of counterparty nonperformance associated with these contracts is not considered to be material. Notwithstanding our efforts to mitigate some foreign exchange risks, there can be no assurances that our mitigating activities will adequately protect us against the risks associated with foreign currency fluctuations.

Investment and Interest Rate Risk:

Our investment portfolio consists of a variety of financial instruments, including fixed- and floating-rate bonds, municipal bonds, auction instruments, money market instruments, corporate bonds and Treasury and Agency securities. These instruments are not leveraged as of December 31, 2005, and are held for purposes other than trading. Part of our investment portfolio also includes minority equity investments in several publicly traded companies, the values of which are subject to market price volatility. These investments are generally classified as available-for-sale and, consequently, are recorded on our balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity.

We manage our interest rate risk by maintaining an investment portfolio of high credit quality and relatively short average maturity. We also manage interest rate risk by maintaining sufficient cash and cash equivalent balances such that we are typically able to hold our investments to maturity, if necessary. At any time, however, a sharp rise in interest rates could have a significant impact on the fair value of our investment portfolio, while a sharp fall in interest rates may reduce future investment income from floating-rate securities.

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

Even though, process and control improvements have been implemented and additional key resources have been hired, we will continue to consider our disclosure controls and procedures not effective until testing of the improved processes and controls have been completed by our internal audit team. Therefore, our Chief Executive Officer and our Chief Financial Officer, have concluded that, our disclosure controls and procedures were not effective to provide reasonable assurance that the foregoing objectives were achieved, in light of the material weaknesses described within our Annual Report on Form 10-K for the fiscal year ended June 30, 2005. During the first half of fiscal year 2006, we continued to execute the remediation steps described related to the material weaknesses as follows:

•	Continue the recruiting efforts to hire additional finance staff qualified with technical accounting skills

•	Recent hires include: Senior Tax Director, Director of Corporate Accounting, Director of Revenue Recognition, and Accounting manager

•	Continue to train finance and non-finance staff on financial policies and procedures and build institutional knowledge

•	Design processes to improve communications and the flow of financially significant information between finance other business functions

•	Strengthen controls around non routine transactions by developing additional procedures to increase the level of analysis and review of complex, recurring and non recurring transactions

Management continues to execute its remediation plan and to monitor closely the remediated controls and procedures described above. We will continue the recruiting of additional experienced accounting financial reporting personnel at both management and staff levels. We are also implementing additional policies and procedures relating to the application of generally accepted accounting principles to complex, non-routine transactions in the financial reporting process. We believe that our controls and procedures will continue to improve as a result of these measures. We expect to complete our remediation plan and the testing of remediated controls and procedures for the fiscal 2006 10-K filing.

Both Acterna and Agility, our recent acquisitions, have internal control procedures and disclosure controls and procedures that had not been designed or maintained for public company reporting. We are in the process of evaluating both Acterna’s and Agility’s internal controls and disclosure controls and procedures and, as of the end of the period covered by this report, have not yet completed our evaluation. Based on the evaluation we have been able to complete to date, we have concluded that significant remediation is needed and are taking the appropriate actions. At this time, we anticipate that the fiscal 2006 management report, under Section 404 of the Sarbanes-Oxley Act of 2002, will not include Acterna or Agility.

Changes in internal control over financial reporting.

Although we have already taken some actions to remediate these material weaknesses, further action is required to complete our remediation including the addition of finance staff and the development and implementation of enhanced processes and procedures. We plan to continue to review and evaluate our internal control over financial reporting and we may make other changes as we deem desirable based on management’s reviews and evaluations. Our management will monitor closely the implementation of our remediation plan. The effectiveness of the steps we have taken to date and the steps we are still in the process of completing is subject to continued management review. We may make additional changes to our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Pending Litigation

The Securities Class Actions:

Litigation under the federal securities laws has been pending against the Company and certain former and current officers and directors since March 27, 2002. The complaint in In re JDS Uniphase Corporation Securities Litigation, C-02-1486 (N.D. Cal.), purports to be brought on behalf of a class consisting of those who acquired the Company’s securities from October 28, 1999, through July 26, 2001, as well as on behalf of subclasses consisting of those who acquired the Company’s common stock pursuant to its acquisitions of OCLI, E-TEK, and SDL. The complaint seeks unspecified damages and alleges various violations of the federal securities laws, specifically Sections 10(b), 14(a), 20(a), and 20A of the Securities Exchange Act of 1934 and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933. At a case management conference on July 15, 2005, the Court ordered the parties to mediate. Pursuant to the Court’s order, the parties appeared at a mediation session on November 29, 2005, before the Hon. Daniel Weinstein (Ret.) and Catherine Yanni, but did not succeed in resolving their differences. Another session is scheduled for March 28 and 29, 2006.

On November 18, 2005, the Court held a case management conference. At that conference the Court ordered that fact discovery be completed by September 29, 2006, and that expert discovery be completed by January 29, 2007. The Court also set a trial date of August 13, 2007. On December 21, 2005, the Court granted Lead Plaintiff’s motion for class certification. On January 6, 2006, Defendants petitioned the Ninth Circuit Court of Appeals for permission to appeal the Court’s class certification order. The Ninth Circuit has not ruled on Defendants’ petition as of the date of this filing. Meanwhile, on January 23, 2006, Lead Plaintiff moved in the trial court for approval of its proposed plan for providing notice of class certification to members of the Plaintiff class. A hearing on that motion is scheduled for March 3, 2006. The next case management conference is scheduled for May 4, 2007.

Document discovery is ongoing. Each party has noticed and taken depositions of both party and non-party witnesses.

A related securities case, Zelman v. JDS Uniphase Corp., No. C-02-4656 (N.D. Cal.), is purportedly brought on behalf of a class of purchasers of debt securities that were allegedly linked to the price of JDSU’s common stock. The Zelman complaint alleges that the debt securities were issued by an investment bank during the period from March 6, 2001 through July 26, 2001. The complaint names the Company and several of its former officers and directors as Defendants, alleges violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5, and seeks unspecified damages. On August 26, 2005, Defendants answered the complaint. On November 16, 2005, the Court granted Plaintiffs’ motion for class certification, which Defendants had not opposed. At a case management conference on November 18, 2005, the Court ordered that discovery in the Zelman action proceed according to the same schedule as discovery in In re JDS Uniphase Corporation Securities Litigation. No trial date has been set.

The Derivative Actions:

Derivative actions purporting to be brought on the Company’s behalf have been filed in state and federal courts against several of the Company’s current and former officers and directors based on the same events alleged in the securities litigation. The complaint in Corwin v. Kaplan, No. C-02-2020 (N.D. Cal.), asserts state law claims for breach of fiduciary duty, misappropriation of confidential information, waste of corporate assets, indemnification, and insider trading. The complaint seeks unspecified damages. In January 2005, the Court stayed the action pending resolution of In re JDS Uniphase Corporation Securities Litigation. At the July 15, 2005 case management conference in that action, however, the Court suggested that any mediation of the federal securities action also should include the derivative action. Accordingly, the parties in the Corwin action appeared at a mediation session before Judge Weinstein and Ms. Yanni on November 30, 2005. The parties did not succeed in resolving their differences at that mediation.

On November 28, 2005, another derivative action was filed against JDSU and certain of its current and former officers and directors in federal court. That action, titled Trasky v. Straus, No. C-05-4855 (N.D. Cal.), asserts claims for breach of fiduciary duty, abuse of control, gross mismanagement, unjust enrichment, insider trading, and constructive fraud, and seeks unspecified damages and equitable relief. Defendants have not responded to the Trasky complaint as of the date of this filing.

In the California state derivative action, In re JDS Uniphase Corporation Derivative Litigation, Master File No. CV806911 (Santa Clara Super. Ct.), the complaint asserts claims for breach of fiduciary duty, waste of corporate assets, abuse of control, gross mismanagement, unjust enrichment, and constructive fraud purportedly on behalf of the Company and certain of its current and former officers and directors. The complaint also asserts claims for violation of California Corporations Code Sections 25402 and 25502.5 against defendants who sold the Company’s stock and asserts claims for breach of contract, professional negligence, and negligent misrepresentation against the Company’s former auditor, Ernst & Young, LLP. The complaint seeks unspecified damages. Counsel for Plaintiffs attended the November 30, 2005 mediation session in the Corwin action. The parties did not succeed in resolving their differences at that mediation. Defendants’ demurrers to the complaint are scheduled to be heard on April 25, 2006, along with Ernst & Young’s motion to compel arbitration of Plaintiffs’ claims against it. A case management conference is also scheduled for that day. As noted in our previous filings, the plaintiff in the California state derivative action has issued a shareholder inspection demand that has been disputed by the Company. The dispute remains unresolved. A case management conference in the shareholder inspection demand action is scheduled for April 25, 2006.

No activity has occurred in Cromas v. Straus, Civil Action No. 19580 (Del. Ch. Ct.), the Delaware derivative action, since our last filing.

The OCLI and SDL Shareholder Actions:

Plaintiffs purporting to represent the former shareholders of OCLI and SDL have filed suit against the former directors of those companies, asserting that they breached their fiduciary duties in connection with the events alleged in the securities litigation against the Company. Plaintiffs in the OCLI action, Pang v. Dwight, No. 02-231989 (Sonoma Super. Ct.), purport to represent a class of former shareholders of OCLI who exchanged their OCLI shares for JDSU shares when JDSU acquired OCLI. The complaint names the former directors of OCLI as defendants, asserts causes of action for breach of fiduciary duty and breach of the duty of candor, and seeks unspecified damages. No activity has occurred in the OCLI action since our last filing. The plaintiffs in the SDL action, Cook v. Scifres, Master File No. CV814824 (Santa Clara Super. Ct.), purport to represent a class of former shareholders of SDL who exchanged their SDL shares for JDSU shares when the Company acquired SDL. Plaintiffs filed an amended complaint on September 12, 2005. The complaint names the former directors of SDL as Defendants, asserts causes of action for breach of fiduciary duty and breach of the duty of disclosure, and seeks unspecified damages. Defendants demurred to the complaint on October 12, 2005. Defendants’ demurrer is scheduled to be heard in February 2006. A case management conference is also scheduled in February 2006. Limited discovery in the SDL action has occurred. No trial date has been set in either the OCLI or SDL action.

The ERISA Actions:

A consolidated action entitled In re JDS Uniphase Corporation ERISA Litigation, No. C-03-4743 WWS, is pending in the District Court for the Northern District of California against the Company, certain of its former and current officers and directors, and certain other current and former JDSU employees on behalf of a purported class of participants in the 401(k) Plans of the Company and OCLI. On October 31, 2005, Plaintiffs filed an amended complaint. The amended complaint alleges that Defendants violated the Employee Retirement Income Security Act by breaching their fiduciary duties to the Plans and the Plans’ participants. The amended complaint alleges a purported class period from February 4, 2000, to the present and seeks an unspecified amount of damages, restitution, a constructive trust, and other equitable remedies. Defendants moved to dismiss the amended complaint on December 15, 2005. That motion is scheduled to be heard on May 15, 2006. Plaintiffs have begun taking discovery. No trial date has been set.

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

Item 1A. Risk Factors

We cannot accurately predict future profitability levels.

Although we have made progress both in reducing costs associated with our legacy business, as well as in significantly improving our profitability (principally through the acquisition of Acterna in the first quarter of fiscal 2006), a confluence of factors may reduce the impact of these improvements, as well as our ability to grow revenues or to predict future profitability levels. These factors include, among others:

•	Limited visibility, due to uncertain future telecom carrier and cable operator capital spending levels, which particularly affects our Optical Communications (“OpComm”) and Communications Test and Measurement (“CommTest”) segments, continues to limit our ability to predict future financial performance;

•	Adverse changes to our product mix, both fundamentally (resulting from new product transitions, the declining profitability of certain legacy products and the termination of certain formerly higher margin products, among other things) and due to quarterly demand fluctuations, particularly within our OpComm product portfolio, which has a wide gross margin range;

•	The declining, but variable impact of transient financial benefits (including warranty reversals, cancellation revenues and the consumption of previously-written off inventory) accumulated during the economic downturn and associated restructuring activities;

•	Adverse charges associated with underutilization of our manufacturing capacities;

•	Intense pricing pressure across our product lines (due to competitive forces, increasingly from Asia, and a highly concentrated customer base for many of our product lines), which continues to offset many of the cost improvements we are realizing quarter over quarter;

•	Increasing commoditization of previously differentiated products, principally in our optical communications markets, and the concomitant negative effect on pricing and profit margins;

•	Continuing execution challenges, particularly in our OpComm product portfolio, which limit revenue opportunities and harm profitability, market opportunities and customer relations;

•	Restructuring charges, employee severance expenses and other costs associated with asset divestitures, facility consolidations, product transfers, product terminations and other actions associated with our continuing restructuring activities;

•	Revenue declines associated with terminated or divested product lines;

•	Continuing redundant costs related to transitioning manufacturing to low cost locations;

•	Continuing high levels of selling, general and administrative (“SG&A”) expenses; and

•	Seasonal fluctuations in revenue from our CommTest products, which typically have significantly higher revenue in the second and third fiscal quarters compared to the first and fourth fiscal quarters.

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

The majority of the products in our CommTest segment are subject to significant seasonal fluctuations in demand. Demand for such products (and the associated revenue and profitability contribution) typically peaks in the quarter ended December 31. Reasons for this seasonal variation, include, among other things, the customary capital equipment and research and design buying patterns of the telecommunications carriers and cable service providers, which are the most significant customers for our CommTest products. As a consequence, we expect seasonal demand fluctuations to cause significant, periodic variations in our financial results for this reportable segment, particularly in our fourth and first fiscal quarters. Moreover, our overall financial results will be negatively impacted by these seasonal fluctuations to the extent that financial results from our other reportable segments do not offset the declines in our CommTest segment.

If information networks do not continue to expand as expected, our business will suffer.

Our future success as a manufacturer of optical components, modules and subsystems, and communications test and management products ultimately depends on the continued growth of the communications industry and, in particular, the continued expansion of global information networks. As part of that growth, we are relying on increasing demand for high-content voice, video, text and other data delivered over high-speed connections (i.e., high bandwidth communications). As network usage and bandwidth demand increase, so do the need for advanced networks to provide the required bandwidth. Without network and bandwidth growth, the need for our products, and hence our future growth as a manufacturer of these products, is jeopardized. Currently, while increasing demand for network services and for broadband access, in particular, is apparent, growth is limited by several factors, including, among others, an uncertain regulatory environment, reluctance from content providers to supply video and audio content over the communications infrastructure, and uncertainty regarding long term sustainable business models as multiple industries (cable, traditional telecommunications, wireless, satellite, etc.) offer non-complimentary and competing content delivery solutions. Ultimately, should long-term expectations for network growth and bandwidth demand not be realized or support sustainable business models for the service providers, our business would be significantly harmed.

Without stability and growth in our non-communications businesses our margins and profitability may suffer.

The Commercial and Consumer (“CCPG”) segment represents a material, although varying, portion of our total net revenue. Gross margins associated with products in this segment often exceed those from products in OpComm. While we believe that actions we have taken in the last several quarters (including, among other things, divestitures and end of life programs) have significantly reduced the financial risk associated with our optics and display business, revenue declines associated with CCPG have had, and may in the future continue to have, a disproportionate impact on total Company profitability measures in any quarter. Accordingly, our strategy emphasizes the growth opportunities in all of our reported segments, as we seek to expand our markets and customer base, improve the profitability of our product portfolio and improve time to revenue. Therefore, we are engaged in or exploring new investments, strategic partnerships and product opportunities in CCPG, particularly in our coating technologies and laser businesses, as well as in our pigments business. Failures in these markets or in our execution of programs related to the same may significantly harm our business.

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

Our success depends upon our ability to deliver high quality products on time to our customers at acceptable cost. As a technology company, we constantly encounter quality, volume and cost concerns. Currently, a combination of factors is exacerbating our concerns:

•	Our continuing cost reduction programs, which include site consolidations, asset divestitures, product transfers (internally and to contract manufacturers) and employee reductions, require the re-establishment and re-qualification by our customers of complex manufacturing lines, as well as modifications to systems, planning and operational infrastructure. During this process, we have experienced, and continue to experience: additional costs, delays in re-establishing volume production levels; supply chain interruptions; planning difficulties; inventory issues; factory absorption concerns; and systems integration problems.

•	Periodic, variable increases in demand for certain of our products, in the midst of our cost reduction programs, have from time to time strained our execution abilities as well as those of our suppliers, as we are experiencing periodic and varying capacity, workforce and materials constraints, enhanced by the impact of our ongoing product and operational transfers.

•	Recently, we have commenced a series of new product programs and introductions, particularly in our circuit pack, communications modules, optical switches and test and management products, which due to the untested and untried nature of the relevant products and their manufacture and their increased complexity, exposes us to yield and product quality risk, internally and with our materials suppliers.

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

The markets in which we sell our products are highly competitive and characterized by rapidly changing and converging technologies, as well as continuous pricing pressure. We face intense competition from established domestic and international competitors and the threat of future competition from new and emerging companies in all aspects of our business. Much of our current competition comes from large, diversified Asian corporations, and emerging, largely Chinese optical companies. These competitors have considerable expertise, and often very low cost structures. The competitive threat is exacerbated by the overall trend towards increased commoditization of traditionally highly differentiated products, particularly in our OpComm segment. We expect Asian, and particularly Chinese, competition to increase across our portfolio. To remain competitive in both the current and future business climates, we believe we must maintain a substantial commitment to innovation and product differentiation, as well as significantly improve our cost structure. Our efforts to remain competitive may be unsuccessful.

Risks in acquisitions.

Our growth is dependent upon market growth, our ability to enhance our existing products and the introduction of new products on a timely basis. We have and will continue to address the need to develop new products through acquisitions of other companies and technologies. Acquisitions involve numerous risks, including the following:

•	Difficulties in integrating the operations, technologies, products and personnel of the acquired companies;

•	Inadequate internal control procedures and disclosure controls to comply with the requirements of Section 404 of the Sarbanes Oxley Act of 2002;

•	Diversion of management’s attention from normal daily operations of the business;

•	Potential difficulties in completing projects associated with in-process research and development;

•	Difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

•	Insufficient net revenue to offset increased expenses associated with acquisitions; and

•	Potential loss of key employees of the acquired companies.

Acquisitions may also cause us to:

•	Issue common stock that would dilute our current shareholders’ percentage ownership;

•	Assume liabilities some of which may be unknown at of the time of such acquisitions;

•	Record goodwill and non-amortizable intangible assets that will be subject to impairment testing and potential periodic impairment charges;

•	Incur amortization expenses related to certain intangible assets;

•	Incur large and immediate write-offs of in-process research and development costs; or

•	Become subject to litigation.

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

We recently experienced a significant amount of turnover within our corporate accounting and finance department, including the departure of our Vice-President and Corporate Controller, and Corporate Accounting Manager. We have filled these positions and are actively recruiting to fill additional vacancies within our corporate and operations finance teams. In addition, we continue to strengthen the technical capabilities of existing accounting and finance personnel.

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

The commercialization of certain of the products we design, manufacture and distribute through our CCPG segment may be more costly due to required government approval and industry acceptance processes. Development of applications for our light interference pigment products may require significant testing that could delay our sales. For example, certain uses in cosmetics may be regulated by the Food and Drug Administration, which has extensive and lengthy approval processes. Durability testing by the automobile industry of our pigments used with automotive paints can take up to three years. If we change a product for any reason including technological changes or changes in the manufacturing process, prior approvals or certifications may be invalid and we may need to go through the approval process again. If we are unable to obtain these or other government or industry certifications in a timely manner, or at all, our operating results could be adversely affected.

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

Net revenue from customers outside North America accounted for 38% and 32% of our total net revenue in the second quarter of fiscal 2006 and 2005, respectively. We expect that net revenue from customers outside North America will continue to account for a significant portion of our total net revenue. Lower sales levels that typically occur during the summer months in Europe and some other overseas markets may materially and adversely affect our business. In addition, sales of many of our customers depend on international sales and consequently further expose us to the risks associated with such international sales.

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

Our recent acquisitions of Acterna and Agility creates additional burden and risk, in the short term, as we expend resources to install the appropriate information technology systems and other processes to address the Company’s expanded operations and scope. During this transition period, we are exposed to the risks associated with incompatible and inadequate infrastructure elements, including, among other things, intra-company financial reporting challenges (including challenges in complying with the requirements of Section 404 of the Sarbanes Oxley Act of 2002).

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

We are currently devoting significant resources to remediate and improve our internal controls. We have not completed such remediation or improvements. Although we believe that we will successfully complete such remediation, we may fail to do so. Also, we cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock. The additions of Acterna and Agility have significantly increased the burden on our systems and infrastructure, and imposes additional risk to the successful completion of our remediation plans, as well as to the ongoing effectiveness of our internal controls and disclosure controls and procedures. As privately-held companies, both Acterna and Agility lacked the systems and reporting infrastructure typical of a publicly-held company of similar size and complexity. Consequently, we expect to expend significant resources and effort in this regard and are not certain that our efforts will be successful.

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

Others, including academic institutions, our competitors and other large technology-based companies, hold numerous patents in the industries in which we operate. Some of these patents may purport to cover our products. In response, we may seek to acquire license rights to these or other patents or other intellectual property to the extent necessary to ensure we possess sufficient intellectual property rights for the conduct of our business. Unless we are able to obtain such licenses on commercially reasonable terms, patents or other intellectual property held by others could inhibit our development of new products, impede the sale of some of our current products, or substantially increase the cost to provide these products to our customers. In the past, licenses generally have been available to us where third-party technology was necessary or useful for the development or production of our products, in the future licenses to third-party technology may not be available on commercially reasonable terms, if at all. Generally, a license, if granted, includes payments by us of up-front fees, ongoing royalties or a combination of both. Such royalties or other terms could have a significant adverse impact on our operating results. We are a licensee of a number of third-party technologies and intellectual property rights and are required to pay royalties to these third-party licensors on some of our telecommunications products and laser subsystems.

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

We continue to evaluate our internal control systems in order to allow our management to report on, and our independent registered public accounting firm to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. As a result, we continue to incur substantial expenses. In addition, we continue to acquire companies including Acterna, and there can be no assurance that we will be able to properly integrate the internal controls processes of the acquired companies.

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

As of December 31, 2005, we held investments in other public and private companies and had limited funds invested in private venture funds. Such investments represented approximately $13.6 million on our consolidated balance sheet at December 31, 2005. The stock prices of several of our investments fell in the recent economic downturn; we wrote down the value of these investments if the decline in fair value was deemed to be other-than-temporary. In addition to our investments in public companies, we have in the past and expect to continue to make investments in privately held companies as well as venture capital investments for strategic and commercial purposes. For example, we had a commitment to provide additional funding of up to $0.5 million to certain venture capital investment partnerships as of December 31, 2005. In recent months some of the private companies in which we held investments have ceased doing business and have either liquidated or are in bankruptcy proceedings. If the carrying value of our investments exceeds the fair value and the decline in fair value is deemed to be other-than-temporary, we will be required to further write down the value of our investments, which could materially harm our results of operations or financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders (the “Annual Meeting”) was held on December 1, 2005. At the Annual Meeting, three items were voted upon:

1.	The election of two Class III Directors to serve until the 2008 Annual Meeting of Stockholders and until their successors are elected and qualified:

(i)	Richard T. Liebhaber
(ii)	Casimir S. Skrzypczak

The Company’s directors listed below will continue in office for the remainder of their terms or earlier in accordance with the Company’s bylaws.

Class I Directors whose terms will expire in 2007

(i)	Bruce D. Day
(ii)	Martin A. Kaplan
(iii)	Kevin J. Kennedy

Class II Directors whose terms will expire in 2006

(i)	Richard Belluzzo
(ii)	Robert E. Enos
(iii)	Peter A. Guglielmi

2.	The amendment of the Company’s Restated Certificate of Incorporation to effect a reverse stock split at a ratio of not less than one-for-eight and not more than one-for-ten any time prior to December 1, 2006.

3.	The ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2006.

The voting results were as follows:

	For	Against	Withheld	Abstained
1. Directors:
Richard T. Liebhaber	1,306,394,965	—	66,667,962	—
Casimir S. Skrzypczak	1,303,244,260	—	69,818,668	—

2. Reverse stock split.	1,298,628,459	64,499,041	—	9,934,340

3. Appointment of PricewaterhouseCoopers	1,353,748,456	9,779,945	—	9,347,427

Item 5. Other Information

As of December 31, 2005, the following executive officers and members of the Company’s Board of Directors maintained “plans” under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, for trading in shares of the Company’s common stock and/or exchangeable shares:

Robert E. Enos

John Peeler

Thomas Znotins

Item 6. Exhibits

(a) Exhibits:

Exhibit No.	Exhibit Description
3.5 (1)	Amended and Restated Bylaws of JDS Uniphase Corporation, effective as of January 19, 2006.

10.3 (2)	Amended and Restated 1998 Employee Stock Purchase Plan (Amended and Restated as of November 10, 2005)

10.17 (3)	Form of Indemnification Agreement entered into December 15, 2005 between JDS Uniphase Corporation and Kevin A. DeNuccio.

10.18(4)	Form of Indemnification Agreement entered into January 19, 2006 between JDS Uniphase Corporation and Harold Covert.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-15(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-15(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(1)	Incorporated by reference to Exhibit 3.5 of the Company’s Current Report on Form 8-K filed on January 20, 2006.
(2)	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on November 15, 2005.
(3)	Incorporated by reference to Exhibit 10.17 of the Company’s Current Report on Form 8-K filed on December 21, 2005.
(4)	Incorporated by reference to Exhibit 10.18 of the Company’s Current Report on Form 8-K filed on January 20, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JDS Uniphase Corporation
(Registrant)

Date: February 7, 2006	/s/ David Vellequette
	By:	David Vellequette
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)