Form 10-Q
period 2006-03-31
JDS UNIPHASE CORP /CA/
filed 2006-05-09
CIK 912093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-22874

JDS Uniphase Corporation

(Exact name of registrant as specified in its charter)

DELAWARE	94-2579683
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

430 North McCarthy Boulevard, Milpitas, CA	95035
(Address of principal executive offices)	(Zip Code)

(408) 546-5000

(Registrant’s telephone number, including area code)

1768 Automation Parkway, San Jose, CA 95131

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

Number of shares of common stock outstanding as of April 29, 2006 was 1,684,868,570 including 52,584,982 exchangeable shares of JDS Uniphase Canada Ltd. Each exchangeable share is exchangeable at any time into common stock on a one-for-one basis, entitles a holder to dividend and other rights economically equivalent to those of the common stock, and through a voting trust, votes at meetings of stockholders of the Registrant.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

JDS UNIPHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2006	March 31, 2005	March 31, 2006	March 31, 2005
Net revenue	$314.9	$166.3	$886.1	$541.3
Cost of sales	199.4	141.5	614.8	443.8

Gross profit	115.5	24.8	271.3	97.5

Operating expenses:
Research and development	41.3	22.5	115.7	71.4
Selling, general and administrative	88.2	38.0	241.9	118.7
Amortization of other intangible assets	16.3	4.8	44.2	14.3
Acquired in-process research and development	0.1		20.0
Reduction of other long-lived assets	—	2.6	2.2	7.1
Restructuring charges	8.8	1.5	28.5	10.6

Total operating expenses	154.7	69.4	452.5	222.1

Loss from operations	(39.2)	(44.6)	(181.2)	(124.6)
Interest and other, net	8.4	5.4	14.7	13.4
Gain on sale of assets	0.3	2.0	0.4	4.3
Gain on sale of investments	37.7	—	72.8	—
Reduction in fair value of investments	(0.4)	(3.4)	(2.9)	(8.4)
Income (loss) on equity method investments	(0.2)	0.2	(0.3)	(3.5)

Income (loss) before income taxes	6.6	(40.4)	(96.5)	(118.8)
Provision (benefit) for income taxes	2.9	(1.8)	8.9	(3.2)

Net profit (loss)	$3.7	$(38.6)	$(105.4)	$(115.6)

Net income (loss) per share
Basic	$0.00	$(0.03)	$(0.06)	$(0.08)
Diluted	$0.00	$(0.03)	$(0.06)	$(0.08)
Shares used in per share calculation
Basic	1,678.9	1,446.7	1,638.4	1,444.4
Diluted	1,698.0	1,446.7	1,638.4	1,444.4

See accompanying notes to condensed consolidated financial statements

JDS UNIPHASE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and par value data)

(unaudited)

	March 31, 2006	June 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$327.5	$506.7
Short-term investments	507.3	793.3
Restricted cash	12.5	4.5
Accounts receivable, less allowances of $6.9 at March 31, 2006 and $3.8 at June 30, 2005	216.0	102.3
Inventories	189.1	97.4
Net taxes	12.0	7.7
Other current assets	62.0	77.3

Total current assets	1,326.4	1,589.2
Property, plant and equipment, net	202.0	162.1
Deferred income taxes	4.0	4.0
Goodwill	669.0	190.2
Other intangibles, net	367.5	94.9
Long-term investments	16.4	29.2
Other assets	17.5	11.8

Total assets	$2,602.8	$2,081.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$92.2	$75.1
Accrued payroll and related expenses	63.3	30.5
Income taxes payable	47.2	27.9
Deferred income taxes	3.3	4.3
Restructuring accrual	22.4	23.0
Warranty accrual	12.3	7.3
Other current liabilities	115.7	72.7

Total current liabilities	356.4	240.8

Long-term debt	468.4	466.9
Other non-current liabilities	154.9	44.0

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock – par value $0.001: Authorized shares: 1,000,000	—	—
Common stock — par value $0.001:
Authorized shares: 6,000,000,000
Issued and outstanding shares: 1,684,005,025 and 1,448,291,679 at March 31, 2006 and June 30, 2005, respectively	1.7	1.4
Additional paid-in capital	68,986.4	68,597.4
Deferred compensation	—	(4.9)
Accumulated deficit	(67,378.7)	(67,273.3)
Accumulated other comprehensive income	13.7	9.1

Total stockholders’ equity	1,623.1	1,329.7

Total liabilities and stockholders’ equity	$2,602.8	$2,081.4

See accompanying notes to condensed consolidated financial statements

JDS UNIPHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Nine Months Ended
	March 31, 2006	March 31, 2005
OPERATING ACTIVITIES:
Net loss	$(105.4)	$(115.6)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	41.2	31.5
Asset retirement obligations and deferred rent	5.2	—
Amortization expense	44.2	14.3
Stock-based compensation expense	11.3	0.2
Acquired in-process research and development	20.0	—
Tax expense on sale of short term investment	3.6	—
Accretion of discount on long-term debt	1.9	1.8
Changes in short term investments	6.2	8.0
Reduction of long-lived assets	2.2	7.1
Gain on sale of investments	(72.8)	(1.8)
Reduction in fair value of investments	2.7	8.4
Deferred income taxes	(5.9)	—
Loss on equity method investments	0.3	3.5
Loss on sale of assets	2.3	—
Loss on disposal of property and equipment	1.3	3.5
Currency translation gain	(0.4)	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(52.3)	8.4
Inventories	(3.4)	0.5
Other current assets	33.5	(6.6)
Accounts payable	(14.3)	(4.6)
Income taxes payable	13.7	(5.3)
Accrued payroll and related expenses	9.0	(2.8)
Other liabilities	(24.5)	(59.8)

Net cash used in operating activities	(80.4)	(109.3)

INVESTING ACTIVITIES:
Purchases of short term investments	(110.5)	(1,341.3)
Maturities and sales of investments	474.3	1,448.4
Change in restricted cash	(8.0)	(1.3)
Acquisitions of businesses, net of cash acquired	(464.8)	(10.9)
Purchases of long term investments	(0.3)	(12.7)
Purchases of property, plant and equipment	(44.6)	(24.7)
Proceeds from sale of property, plant and equipment	29.9	9.8

Net cash provided by (used in) investing activities	(124.0)	67.3

FINANCING ACTIVITIES:
Repayment of debt	—	(0.5)
Proceeds from exercise of employee stock options and employee stock purchase plan	24.6	14.3

Net cash provided by financing activities	24.6	13.8

Effect of exchange rate changes on cash and cash equivalents	0.6	0.7
Decrease in cash and cash equivalents	(179.2)	(27.5)
Cash and cash equivalents at beginning of period	506.7	324.7

Cash and cash equivalents at end of period	$327.5	$297.2

See accompanying notes to condensed consolidated financial statements

JDS UNIPHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The financial information as of March 31, 2006 and for the nine months ended March 31, 2006 and 2005 is unaudited, but includes all normal and recurring adjustments that management considers necessary for a fair statement of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2005.

The balance sheet as of June 30, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results for the three and nine months ended March 31, 2006 may not be indicative of results for the year ending June 30, 2006 or any future periods.

For the three months ended March 31, 2006, the Company recorded adjustments related to returns and license fee, restructuring, contract engineering and other expenses not previously recorded. The corrections resulted in additional operating losses of $1.1 million related to prior quarters and years. Management and the Audit Committee believe that such amounts are not material to previously reported financial statements. There was no impact on net loss per share from these adjustments.

For the nine months ended March 31, 2006, the Company recorded adjustments related to the recognition of asset retirement obligations for several leased facilities, the initial market value of certain marketable securities not previously recorded, the allocation of deferred rent expense over the term of certain leases, returns and license fee, restructuring, contract engineering and other expenses not previously recorded. The corrections resulted in additional net losses of $6.9 million ($8.3 million in operating losses and $1.4 million in gains on investments) related to prior quarters and years. Management and the Audit Committee believe that such amounts are not material to previously reported financial statements. There was no impact on net loss per share from these adjustments.

Fiscal Years:

The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to June 30th. The third quarters of fiscal 2006 and 2005 ended on April 1, 2006 and April 2, 2005, respectively. For the ease of discussion and comparative presentation purposes, all accompanying financial statements and footnotes thereto have been shown as ending on the last day of the calendar month.

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

SAB 107

In March 2005, the Securities Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107, “Share-Based Payment,” (“SAB 107”). SAB 107 provides guidance regarding the interactions between SFAS 123(R) and certain SEC rules and regulations, including guidance related to valuation methods, the classification of compensation expense, non-GAAP financial measures, the accounting for income tax effects of share-based payment arrangements, disclosures in Management’s Discussion and Analysis (“MD&A”) subsequent to adoption of SFAS 123(R), and modifications of options prior to the adoption of SFAS 123(R). The Company began adhering to the guidance in SAB 107 upon its implementation of SFAS 123(R) starting the quarter ended September 30, 2005. See Note 4 “Stock-Based Compensation,” and “Employee Stock Options” in MD&A for more details.

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

FIN 47

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”, “(FIN 47”) which clarifies that the term “conditional asset retirement obligation” as used in Statement of Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. However, the obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN 47 requires that the uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not believe the adoption of FIN 47 on July 1, 2006 will have a material impact on its financial statements.

Note 3. Acquisitions

Agility Communications, Inc.

On November 30, 2005 the Company purchased Agility Communications, Inc. (“Agility”) for 22,598,149 shares of the Company’s common stock with a market value of $54.1 million at the measurement date and $10.7 million in cash, including $0.5 million of direct transaction costs incurred in connection with the acquisition. Prior to the acquisition, the Company had invested $3.0 million in Agility’s convertible preferred stock. As of March 31, 2006, the Company had acquired all of Agility’s outstanding common and preferred stock.

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

The purchase price was allocated as follows (in millions):

Net tangible assets acquired	$4.4
Intangible assets acquired:
Developed technology	8.0
Customer relationships	3.8
In-process research & development	0.4
Customer backlog	0.2
Non-competition agreements	0.1
Goodwill	50.9

Total purchase price	$67.8

The following table summarizes the components of the tangible assets acquired at fair value (in millions):

Inventories	$3.1
Property and equipment	4.7
Other assets and liabilities, net	(3.4)

Net tangible assets acquired	$4.4

Net tangible assets acquired include a charge of $1.2 million to eliminate duplicative positions at Agility (see “Note 14, Restructuring and Global Realignment”). Under Emerging Issues Task Force Issue No. 95–3 “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95–3”), this charge was included in the allocation of acquisition cost rather than period expenses. During the quarter ended March 31, 2006, the Company reduced the value of certain property and equipment by $1.2 million to better reflect the estimated fair market value at acquisition date. As a result, goodwill increased $0.8 million and identified intangible assets increased by a total of $0.4 million.

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

Acterna is a leading worldwide provider of broadband and optical test and measurement solutions for telecommunications and cable service providers and network equipment manufacturers. The acquisition is expected to expand the Company’s portfolio of IP-based data, voice and video products and services over long haul, metro, fiber-to-the-home, DSL and cable networks. The transaction was accounted for as a purchase in accordance with SFAS 141; therefore, the tangible assets acquired were recorded at fair value on acquisition date. The preliminary allocation of the purchase price was based, in part, upon a valuation and estimates, and assumptions which are subject to change. The primary areas of the purchase price allocation that are not yet finalized relate to certain legal matters, income and non-income based taxes and residual goodwill. We expect the valuation process to be completed during the fourth quarter of fiscal 2006.

The purchase price has been allocated on a preliminary basis as follows (in millions):

Net tangible assets acquired	$12.1
Intangible assets acquired:
Developed technology	196.4
Customer relationships	92.4
In-process research & development	19.6
Trademark/trade name	12.2
Customer backlog	2.1
Non-competition agreements	1.7
Goodwill	428.2

Total preliminary purchase price	$764.7

The following table summarizes the components of the tangible assets acquired at fair value (in millions):

Inventories	$86.1
Property and equipment	46.2
Deferred revenue	(6.1)
Deferred compensation	(89.1)
Deferred income tax	(31.1)
Other assets and liabilities, net	6.1

Net tangible assets acquired	$12.1

The above purchase price allocation includes net reductions to goodwill and developed technology of $8.1 million and $1.6 million, respectively, since the acquisition date. Developed technology was adjusted to record the effect of currency translation adjustments. Goodwill was increased to reflect modifications to pension obligations and decreased to reflect modifications to inventory and warranty reserves, tax accruals, other assets and liabilities and currency translation adjustments.

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

The results of operations of Acterna have been included in the Company’s consolidated financial statements subsequent to the date of acquisition. The financial information in the table below summarizes the combined results of operations of the Company and Acterna, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented:

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	March 31, 2006	March 31, 2005	March 31, 2006	March 31, 2005
Total revenues	$314.9	$277.8	$912.1	$893.3

Pro forma net income (loss)	$3.7	$(39.2)	$(143.8)	$(103.2)
Pro forma net income (loss) per share:
Basic	$0.00	$(0.03)	$(0.09)	$(0.07)
Diluted	$0.00	$(0.03)	$(0.09)	$(0.07)

Reported net income (loss)	$3.7	$(38.6)	$(105.4)	$(115.6)
Reported net income (loss) per share:
Basic	$0.00	$(0.03)	$(0.06)	$(0.08)
Diluted	$0.00	$(0.03)	$(0.06)	$(0.08)

The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the merger had taken place at the beginning of each of the periods presented. The pro forma financial information for the nine months ended March 31, 2006 includes merger related expenses of $24.4 million recorded by Acterna and a charge of $19.6 million for IPR&D.

Note 4. Stock-Based Compensation

Effective July 3, 2005 the Company adopted SFAS 123(R) using the modified prospective application transition method, which establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and recognized in expense over the requisite service period. The Company previously applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations and provided the pro forma disclosures required by FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

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

The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123(R) to options granted under the Company’s stock-based compensation plans prior to the adoption. For purposes of this pro forma disclosure the value of the options was estimated using a Black-Scholes-Merton (“BSM”) option-pricing formula and amortized on a straight-line basis over the respective vesting periods of the awards. Disclosures for the three and nine months ended March 31, 2006 are not presented because stock-based payments were accounted for under SFAS 123(R)’s fair-value method during this period.

(In millions, except per share amounts)	Three Months Ended March 31, 2005	Nine Months Ended March 31, 2005
Reported net loss	$(38.6)	$(115.6)
Add: Stock-based compensation expense included in reported net loss, net of tax	0.1	0.2
Less: Pro forma stock-based compensation expense determined under the fair value based method, net of tax	(17.6)	(85.6)

Pro forma net loss	$(56.1)	$(201.0)

Reported net loss per share-basic and diluted	$(0.03)	$(0.08)

Pro forma net loss per share-basic and diluted	$(0.04)	$(0.14)

Adoption of SFAS 123(R)

During the fourth quarter of fiscal 2005, the Company accelerated certain unvested “out-of-the-money” stock options with exercise prices equal to or greater than $2.50 per share thereby reducing stock-based compensation in subsequent periods.

Effective the quarter ended September 30, 2005, the Company recorded stock-based compensation cost totaling the amount that would have been recognized had the fair value method been applied since the effective date of SFAS 123(R). Results for prior periods have not been restated. The effect of recording stock-based compensation for the three and nine month period ended March 31, 2006 was as follows:

(In millions, except per share amounts)	Three months ended March 31, 2006	Nine months ended March 31, 2006
Stock-based compensation expense by type of award:
Employee stock options	$3.2	$6.5
Employee stock purchase plan	0.4	3.0
Restricted shares and restricted stock units	0.7	2.0
Amounts capitalized in inventory	(0.8)	(2.3)
Reversal of prior quarter capitalized inventory	0.6	1.5

Total stock-based compensation expense	$4.1	$10.7
Tax effect on stock-based compensation expense	—	—

Net effect on stock compensation expense	$4.1	$10.7

Effect on loss per share:
Basic and diluted	$0.00	$0.01

As required by SFAS 123(R), management has made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. The cumulative effect of initially adopting SFAS 123(R) was not material.

Stock Options: During the three and nine months ended March 31, 2006, the Company granted approximately 2.8 million and 21.0 million stock options with an estimated total grant-date fair value of $4.5 million and $20.5 million, respectively. Of these amounts, the Company estimated that the stock-based compensation for the awards not expected to vest was $0.9 million and $6.3 million, respectively. During the three and nine months ended March 31, 2006, the Company recorded stock-based compensation related to stock options of $3.2 million and $6.5 million, respectively, for all unvested options granted prior to and options granted after the adoption of SFAS 123(R).

Employee Stock Purchase Plan (ESPP): The compensation cost in connection with the plan for the three and nine months ended March 31, 2006 was $0.4 million and $3.0 million, respectively. The expense related to the Company’s employee stock purchase plan is amortized on a straight-line basis over the relevant subscription period.

Restricted Shares and Restricted Stock Units: In connection with restricted shares and restricted stock units granted, the Company recorded deferred stock compensation which represents the difference between the exercise price of the options and the fair market value of the Company’s common shares on the dates the awards were granted, net of expected forfeitures. This stock compensation was being amortized on a straight-line basis over the probable vesting periods of the underlying stock rewards. During the three and nine months ended March 31, 2006, the Company recorded $0.7 million and $2.0 million of such compensation expenses, respectively. During the three and nine months ended March 31, 2005, the Company recorded $0.1 million and $0.2 million of such compensation expenses, respectively.

Valuation Assumptions

In connection with the adoption of SFAS 123(R), the Company estimated the fair value of stock options using a BSM valuation model. The fair value of each option grant is estimated on the date of grant using the BSM option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Employee Stock Option Plans
	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Expected term (in years)	4.40	4.30	4.31	4.50
Volatility	51%	53%	59%	58%
Risk-free interest rate	4.57%	3.82%	4.16%	3.56%
Dividend yield	0.00%	0.00%	0.00%	0.00%

	Employee Stock Purchase Plans
	Three Months Ended December 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Expected term (in years)	0.50	0.90	0.50	0.90
Volatility	51%	53%	57%	53%
Risk-free interest rate	4.60%	2.79%	4.14%	2.79%
Dividend yield	0.00%	0.00%	0.00%	0.00%

Expected Term: The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior.

Expected Volatility: The fair value of stock-based payments made through the quarter ended September 30, 2004, were valued using a volatility factor based on the Company’s historical stock prices. Commencing in the quarter ended March 31, 2005 and through the quarter ended June 30, 2005, the Company’s volatility factor was estimated using its traded options. Effective the quarter ended September 30, 2005, the Company re-evaluated the assumptions used to estimate volatility, including whether implied volatility of its traded options appropriately reflects the market’s expectations of future volatility and determined that it would use a combination of the implied volatility of its traded options and historical volatility of its stock price based on the expected term of the equity instrument.

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

Estimated Pre-vesting Forfeitures: When estimating forfeitures, the Company considers voluntary termination behavior as well as future workforce reduction programs. Estimated forfeiture rates are trued-up to actual forfeiture results as the stock-based awards vest.

Stock Option Activity

The following is a summary of options activities since June 30, 2005 (amount in millions except per share amounts):

		Options Outstanding
	Options Available For Grant	Number Of Shares	Weighted-Average Exercise Price
Balance as of June 30, 2005	84,056	154,778	$12.23
Increase in authorized shares	16,000	—
Granted	(13,703)	13,703	1.43
Restricted units granted	(915)	915	0.00
Forfeited	1,315	(1,342)	1.61
Exercised	—	(371)	1.02
Expired	1,197	(6,142)	15.11

Balance as of September 30, 2005	87,950	161,541	$11.26
Granted	(4,493)	4,493	2.36
Restricted units granted	(100)	—	—
Forfeited	1,926	(1,927)	1.45
Exercised	—	(104)	1.12
Expired	1,349	(5,814)	14.67

Balance as of December 31, 2005	86,632	158,189	$11.01
Granted	(2,802)	2,802	3.37
Restricted units granted	(37)	—	—
Forfeited	2,274	(2,285)	1.51
Exercised	—	(5,966)	2.73
Expired	2,181	(5,699)	12.34

Balance as of March 31, 2006	88,248	147,041	$11.29

Options exercisable as of:
June 30, 2005		122,591	$15.05
September 30, 2005		116,105	$15.09
December 31, 2005		110,295	$15.11
March 31, 2006		99,037	$15.96

The options outstanding and exercisable at March 31, 2006 were in the following exercise price ranges (amount in millions except per share amounts and contractual lives):

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (‘000)	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (‘000)
$ 0.00 - 1.00	4,178,956	5.9	$0.21	$12,829	1,136,269	2.0	$0.78	$2,841
1.01 - 2.00	38,953,640	7.0	1.57	66,611	1,493,267	2.3	1.46	2,718
2.01 - 4.00	40,409,370	5.3	3.08	12,781	33,045,033	4.8	3.17	8,547
4.01 - 6.00	18,185,811	5.5	4.37	—	18,049,811	5.5	4.37	—
6.01 - 8.00	3,799,842	1.5	6.72	—	3,799,842	1.5	6.72	—
8.01 - 10.00	6,350,945	3.3	8.91	—	6,350,945	3.3	8.91	—
10.01 - 12.00	235,956	2.8	10.62	—	235,956	2.8	10.62	—
12.01 - 14.64	4,794,591	2.8	14.43	—	4,794,591	2.8	14.43	—
14.65 - 29.31	19,094,236	1.5	20.96	—	19,094,236	1.5	20.96	—
29.32 - 43.96	1,459,675	3.2	33.72	—	1,459,675	3.2	33.72	—
43.97 - 58.61	1,712,835	2.9	52.37	—	1,712,835	2.9	52.37	—
58.62 - 73.27	3,619,472	3.8	68.20	—	3,619,472	3.8	68.20	—
73.28 - 87.92	528,913	3.9	78.15	—	528,913	3.9	78.15	—
87.93 - 102.57	422,871	2.1	97.53	—	422,871	2.1	97.53	—
102.58 - 117.23	2,507,200	2.6	108.13	—	2,507,200	2.6	108.13	—
117.24 - 131.88	732,487	2.3	127.45	—	732,487	2.3	127.45	—
131.89 - 146.53	53,340	1.9	140.17	—	53,340	1.9	140.17	—

	147,040,140	4.8	11.29	$92,221	99,036,743	3.7	15.96	$14,106

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s average stock price of $3.28 during the quarter ended March 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of March 31, 2006 was 36.3 million.

The weighted average exercise price of options granted during the three months ended March 31, 2006 was $3.37 per share. The total fair value of shares vested during the three months ended March 31, 2006 was $0.7 million. The total intrinsic value of options exercised during the three months ended March 31, 2006 was $3.5 million. The total cash received from employees as a result of employee stock option exercises and employee stock purchase plan during the three months ended March 31, 2006 was $24.6 million. In connection with these exercises, there was no tax benefit realized by the Company due to the Company’s current loss position.

The Company issues new shares of common stock upon exercise of stock options.

A summary of the status of the Company’s nonvested shares as of March 31, 2006 and changes during the same period is presented below (amount in millions, except per share amounts):

	Stock Options		Restricted Stock
	Number of shares	Weighted- average grant- date fair value	Number of shares	Weighted- average grant- date fair value
Nonvested at June 30, 2005	29,725	$1.62	2,661	$2.05
Awards granted	13,703	1.53	915	1.51
Awards vested	(85)	2.19	—	0.00
Awards expired/forfeited	(1,321)	1.61	—	0.00

Nonvested at September 30, 2005	42,022	$1.59	3,576	$1.91
Awards granted	4,493	2.36	100	2.80
Awards vested	(45)	2.22	(61)	3.34
Awards expired/forfeited	(1,683)	1.63	(235)	2.08

Nonvested at December 31, 2005	44,787	$1.66	3,380	$1.90
Awards granted	2,802	3.37	37	3.01
Awards vested	(351)	1.99	(226)	3.68
Awards expired/forfeited	(2,283)	1.64	—	0.00

Nonvested at March 31, 2006	44,955	$1.76	3,191	$1.78

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

ESPP Activity

The following table shows the shares issued, and their respective exercise price, pursuant to the Company’s employee stock purchase plan during the three months ended March 31, 2006 and September 30, 2005. There were no purchases during the quarter ended December 31, 2005.

Purchase date	January 31, 2006	July 29, 2005
Shares issued	2,877,057	3,278,731
Purchase price per share	$1.29	$1.28

Stock-Based Benefit Plans

Employee Stock Purchase Plans:

In June 1998, the Company adopted the JDS Uniphase Corporation 1998 Employee Stock Purchase Plan, as amended (the “98 Purchase Plan”). The 98 Purchase Plan, which became effective August 1, 1998, provides eligible employees with the opportunity to acquire an ownership interest in the Company through periodic payroll deductions and provides a discounted purchase price as well as a look-back period. The 98 Purchase Plan is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986. However, the 98 Purchase Plan is not intended to be a qualified pension, profit sharing or stock bonus plan under Section 401(a) of the Internal Revenue Code of 1986 and is not subject to the provisions of the Employee Retirement Income Security Act of 1974. The 98 Purchase Plan will terminate upon the earlier of August 1, 2008 or the date on which all shares available for issuance have been sold. Of the 50.0 million shares authorized to be issued under the 98 Purchase Plan, 21.7 million shares remained available for issuance as of March 31, 2006.

Effective with the purchase period that began on February 1, 2006, the 98 Purchase Plan was modified to provide a 5% discount and a six month look-back period. Previously, the Plan had provided a 15% discount and up to a two year look-back period.

Stock Option Plans:

As of March 31, 2006, the Company had 147.0 million shares of outstanding stock options to employees and directors under the Company’s 2005 Acquisition Equity Incentive Plan (the “2005 Plan”), 2003 Equity Incentive Plan (the “2003 Plan”), the 1996 Non-qualified Stock Option Plan, and various other plans the Company assumed as a result of acquisitions. Common stock available for grant as of March 31, 2006 totaled 88.2 million shares. The exercise price for stock options is generally equal to the fair value of the underlying stock at date of grant. Options generally become exercisable over a four-year period and, if not exercised, expire from five to ten years from grant date.

On August 17, 2005, the Company’s Board of Directors adopted and approved the Flexible Stock Incentive—2005 Plan. Pursuant to Section 3(a) of the 2005 Plan, and in accordance with the registration requirements of the Securities Act of 1933, the Company registered 16.0 million shares, which have been reserved for issuance under the 2005 Plan. The adoption and approval of the 2005 Plan did not effect any of the options granted under the Amended and Restated 1993 Plan, as amended, and currently outstanding, all of which remain exercisable in accordance with their terms.

Restricted Stock and Restricted Stock Unit:

Restricted stock and restricted stock units are granted under the 2005 and 2003 Plan to a limited number of employees. During the three months ended March 31, 2006, the Compensation Committee of the Company’s Board of Directors approved the grant of 36,581 restricted shares to the Company’s Board of Directors. These restricted stock awards are either performance or time based and are expected to vest over three to five years. Performance based grants are subject to accelerated vesting in the event of achieving specified targets. In addition, the fair value of the restricted stock awards was based on the closing market price of the Company’s common stock on the date of award.

As of March 31, 2006, there was $3.5 million of total stock-based compensation related to nonvested restricted shares and restricted stock units. That cost is expected to be recognized over an estimated amortization period of 3.4 years.

Note 5. Net Income (Loss) Per Share

As the Company incurred net losses for the nine months ended March 31, 2006 and the three and nine months ended March 31, 2005, potential dilutive securities from stock options, restricted stock, restricted stock units, and ESPP have been excluded from the diluted net loss per share computations as their effect was deemed anti-dilutive. The following table sets forth the shares excluded from the computation (in millions):

	Three Months Ended March 31, 2005	Nine Months Ended
		March 31, 2006	March 31, 2005
Potential dilutive securities from stock options and ESPP	130.8	118.8	133.6
Potential dilutive securities from restricted shares and stock units	0.6	3.3	0.4

Total potential dilutive securities	131.4	122.1	134.0

In accordance with Emerging Issues Task Force Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” (“EITF 04-8”), the Company also has excluded from the calculation of diluted net loss per share approximately 96.2 million shares of its convertible debt that are anti-dilutive. For additional information see Note 20. “Convertible Debt and Letters of Credit”.

The following table sets forth the computation of basic and diluted net income (loss) per share (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	March 31, 2006	March 31, 2005	March 31, 2006	March 31, 2005
Numerator:
Net income (loss)	$3.7	$(38.6)	$(105.4)	$(115.6)

Denominator:
Weighted-average number of common shares-basic	1,678.9	1,446.7	1,638.4	1,444.4
Incremental shares from:
Stock options and ESPP	16.9	—		—
Restricted stock and restricted stock units	2.2	—		—

Weighted-average number of common shares-diluted	1,698.0	1,446.7	1,638.4	1,444.4

Net income (loss) per share:
Basic	$0.00	$(0.03)	$(0.06)	$(0.08)

Diluted	$0.00	$(0.03)	$(0.06)	$(0.08)

The following table sets forth the common shares that were added to the number of common shares outstanding from the exercise of stock options and issuance from ESPP during the respective period (in millions):

	Three Months Ended		Nine Months Ended
	March 31, 2006	March 31, 2005	March 31, 2006	March 31, 2005
Exercise of stock options	5.8	0.6	6.3	2.0
Issuance from Employee Stock Purchase Plans	2.9	2.9	6.2	5.7

Total	8.7	3.5	12.5	7.7

In addition, the Company issued approximately 200.5 million and 22.6 million shares of common stock related to the Acterna and Agility acquisitions, respectively. See Note. 3 “Acquisitions” for more detail.

Note 6. Inventories

The components of inventories were as follows (in millions):

	March 31, 2006	June 30, 2005
Finished goods	$71.8	$17.6
Work in process	69.2	38.7
Raw materials and purchased parts	48.1	41.1

Total inventories	$189.1	$97.4

Inventories contained components and assemblies in excess of the Company’s current estimated requirements that were fully reserved at March 31, 2006 and June 30, 2005.

During the three months and nine months ended March 31, 2006, the Company recorded write-downs of excess and obsolete inventories of $5.7 million and $23.3 million, respectively. During the three months and nine months ended March 31, 2005, the Company recorded write-downs of excess and obsolete inventories of $9.3 million and $19.9 million, respectively.

In addition, during the three and nine months ended March 31, 2006, the Company consumed previously reserved inventories of $5.0 million and, $21.9 million, respectively. During the three and nine months ended March 31, 2005, the Company consumed previously reserved inventories of $8.5 million and $27.7 million, respectively.

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

The Company has an active scrap program and typically disposes of inventory that has been written down through the use of scrap dealers or physical disposal/destruction. During the three and nine months ended March 31, 2006, the Company scrapped $11.7 million and $44.2 million of fully reserved inventory, respectively. During the three months and nine months ended March 31, 2005, the Company scrapped $54.6 million and $81.1 million of fully reserved inventory, respectively.

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

RoHS

The European Union has enacted the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”), and the Waste Electrical and Electronic Equipment (“WEEE”) directives. The RoHS directive prohibits the use of certain substances, including lead, mercury, cadmium and chromium, in covered products placed on the market after July 1, 2006. The WEEE directive obligates parties that place electrical and electronic equipment onto the market in the European Union to clearly mark the equipment, register with and report to European Union regulators regarding distribution of the equipment, and provide a mechanism to recall and properly dispose of the equipment. Each European Union member country has enacted, or is expected to soon enact, legislation clarifying what is and what is not covered by the WEEE directive in that country. However, there is still some uncertainty in certain European Union countries as to which party involved in the manufacture, distribution and sale of electronic equipment will be ultimately held responsible. If the Company is deemed to be a manufacturer of covered products, the Company may be required to register as a producer in certain European Union countries, and incur financial responsibility with respect to products sold within the European Union, including products of other manufacturers that have been replaced by our products. The Company may also incur substantial costs to change its manufacturing processes, redesign or reformulate, and obtain substitute components for its products that are deemed covered products under the RoHS directive. The Company may also incur significant inventory write-downs if certain components held in inventory become unusable because they are not RoHS-compliant. Currently the impact, if any, is not probable nor can be estimated, due to the current uncertainly of RoHS interpretation and relevant demand.

Note 7. Goodwill

The following table presents goodwill allocated to the reportable segments (in millions):

	March 31, 2006	June 30, 2005
Segments
Optical Communications	$178.9	$128.5
Commercial and Consumer	61.9	61.7
Communications Test and Measurement	428.2	—

Total	$669.0	$190.2

The Communications Test and Measurement Segment is a new segment created due to the acquisition of Acterna. See Note 3. “Acquisitions” for more detail.

The Company accounts for goodwill in accordance with the provisions of SFAS 142. Accordingly, the goodwill balance of $669.0 million at March 31, 2006 is not amortized but is evaluated for impairment annually as well as when circumstances indicate a possible impairment. The latest annual impairment assessment was performed during the fourth quarter of fiscal 2005. There were no events or circumstances during the three and nine months ended March 31, 2006 that indicated a further assessment was necessary.

Note 8. Balance Sheet Details

The components of property, plant and equipment, net were as follows (in millions):

	March 31, 2006	June 30, 2005
Land	$17.9	$16.2
Buildings and improvements	23.9	20.8
Machinery and equipment	244.9	214.2
Furniture, fixtures, software and office equipment	65.0	60.0
Leasehold improvements	43.1	39.4
Construction in progress	31.7	18.7

	426.5	369.3
Less: accumulated depreciation	(224.5)	(207.2)

Total property, plant and equipment, net	$202.0	$162.1

Assets-held-for-sale, if any, are included as a component of “Other current assets” in the Company’s Consolidated Balance Sheets.

The components of other current liabilities were as follows (in millions):

	March 31, 2006	June 30, 2005
Deferred revenue	$35.7	$5.5
Acquisition related liabilities	14.3	3.0
Deferred compensation plan	7.5	7.9
VAT liabilities	6.6	0.6
Accrued expenses	44.7	50.0
Other	6.9	5.7

Total other current liabilities	$115.7	$72.7

The components of other non-current liabilities were as follows (in millions):

	March 31, 2006	June 30, 2005
Pension accrual and post employment benefits	$90.1	$4.3
Deferred taxes	23.8	—
Restructuring accrual	18.4	23.2
Other	22.6	16.5

Total other non-current liabilities	$154.9	$44.0

Deferred taxes included in other non-current liabilities relate to purchases accounting adjustments for the acquisition of Acterna. See Note 3. “Acquisitions” for more details.

Note 9. Other Intangibles

The following tables present details of the Company’s other intangibles (in millions):

As of March 31, 2006:	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$346.3	$(92.9)	$253.4
Other	159.3	(45.2)	114.1

Total intangibles	$505.6	$(138.1)	$367.5

As of June 30, 2005:	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$141.9	$(66.3)	$75.6
Other	46.8	(27.5)	19.3

Total intangibles	$188.7	$(93.8)	$94.9

During the nine months ended March 31, 2006 and 2005, the Company recorded $44.2 million and $14.3 million, respectively, of amortization expense relating to other intangibles.

Based on the carrying amount of other intangibles as of March 31, 2006, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Years Ended June 30,
2006 (April 1, 2006 to June 30, 2006)	$14.7
2007	60.4
2008	53.1
2009	50.0
2010	48.4
Thereafter	140.9

Total amortization	$367.5

Note 10. Investments

Short-term Investments:

The components of the Company’s short-term investments include: 1) available-for-sale securities which are mostly debt and marketable equity securities; and 2) trading securities which represent assets of a deferred compensation plan. As of March 31, 2006, the estimated fair value of available-for-sale securities and trading securities was $499.7 million and $7.5 million, respectively.

Long-Term Investments:

As of March 31, 2006, the Company had total long-term investments of $16.3 million. Long-term investments include certain non-marketable cost and equity method investments of $12.3 million.

Reductions in Fair Value of Investments:

The Company regularly evaluates the carrying value of its investments. When the carrying value of an investment exceeds the fair value and the decline in value is deemed to be other-than-temporary, the Company writes down the investment to its fair value. During the three and nine months ended March 31, 2006, the Company recorded other-than-temporary reductions in fair value of certain non-marketable investments of $0.4 million and $2.9 million, respectively. During the three and nine months ended March 31, 2005, the Company recorded other-than-temporary reductions in fair value of certain non-marketable investments of $3.4 million and $8.4 million, respectively.

Income (loss) on Equity Method Investments:

During the three and nine month period ended March 31, 2006, the Company recorded losses of $0.2 million and $0.3 million, respectively, as its pro rata share of net income or losses in its equity method investments. During the three and nine month period ended March 31, 2005, the Company recorded income of $0.2 million and a loss of $3.5 million, respectively, as its pro rata share of net losses in its equity method investments.

Note 11. Commitments and Contingencies

Legal Proceedings

Pending Litigation

The Securities Class Actions:

Litigation under the federal securities laws has been pending against the Company and certain former and current officers and directors since March 27, 2002. On July 26, 2002, the Northern District of California consolidated all the securities actions then filed in or transferred to that court under the title In re JDS Uniphase Corporation Securities Litigation, Master File No. C-02-1486 CW, and appointed the Connecticut Retirement Plans and Trust Funds as Lead Plaintiff, or Connecticut’s Treasurer’s office or CTO.

The complaint in In re JDS Uniphase Corporation Securities Litigation, C-02-1486 (N.D. Cal.), purports to be brought on behalf of a class consisting of those who acquired the Company’s securities from October 28, 1999, through July 26, 2001, as well as on behalf of subclasses consisting of those who acquired the Company’s common stock pursuant to its acquisitions of OCLI, E-TEK, and SDL. Plaintiffs allege that defendants made material misstatements and omissions concerning demand for the company’s products, improperly recognized revenue, overstated the value of inventory, and failed to timely write down goodwill. The complaint seeks unspecified damages and alleges various violations of the federal securities laws, specifically Sections 10(b), 14(a), 20(a), and 20A of the Securities Exchange Act of 1934 and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933. In January 2005, the Court denied the motion to dismiss claims against the Company, Jozef Straus, Anthony R. Mufler, and Charles Abbe, and granted in part and denied in part the motion to dismiss claims against Kevin Kalkhoven. Defendants subsequently filed answers denying liability for the claims asserted against them.

At a case management conference on July 15, 2005, the Court ordered the parties to mediate. Pursuant to the Court’s order, the parties appeared at mediation sessions on November 29, 2005, and March 28, 2006, before the Hon. Daniel Weinstein (Ret.) and Catherine Yanni, but did not succeed in resolving their differences.

On November 18, 2005, the Court held a case management conference. At that conference the Court ordered the fact discovery be completed by September 29, 2006, and that expert discovery be completed by January 29, 2007. On December 21, 2005, the Court granted CTO’s motion for class certification. On January 23, 2006, CTO’s moved for approval of its proposed plan for providing notice of class certification to members of the Plaintiff class. On April 6, 2006, the Court granted CTO’s motion for approval of its proposed plan for providing notice of class certification to members of the Plaintiff class. Discovery is ongoing. The next case management conference is scheduled for May 4, 2007, and trial is set to begin on August 13, 2007.

A related securities case, Zelman v. JDS Uniphase Corp., No. C-02-4656 (N.D. Cal.), is purportedly brought on behalf of a class of purchasers of debt securities that were allegedly linked to the price of JDSU’s common stock. The Zelman complaint alleges that the debt securities were issued by an investment bank during the period from March 6, 2001 through July 26, 2001. The complaint names the Company and several of its former officers and directors as Defendants, alleges violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5, and seeks unspecified damages. On August 26, 2005, defendants answered the complaint. On November 16, 2005, the court granted plaintiffs’ motion for class certification, which defendants had not opposed. At a case management conference on November 18, 2005, the court ordered that discovery in the Zelman action proceed according to the same schedule as discovery In re JDS Uniphase Corporation Securities Litigation. On August 26, 2005, Defendants answered the complaint. On November 16, 2005, the Court granted Plaintiffs’ motion for class certification, which Defendants had not opposed. At a case management conference on November 18, 2005, the Court ordered that discovery in the Zelman action proceed according to the same schedule as discovery In re JDS Uniphase Corporation Securities Litigation. On January 9, 2006, the Court granted Plaintiffs’ motion for approval of their proposed form and method of class notice, which Defendants had not opposed. No trial date has been set.

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

On November 28, 2005, another derivative action was filed against JDSU and certain of its current and former officers and directors in federal court. That action, titled Trasky v. Straus, No. C-05-4855 (N.D. Cal.), asserts claims for breach of fiduciary duty, abuse of control, gross mismanagement, unjust enrichment, insider trading, and constructive fraud, and seeks unspecified damages and equitable relief. On March 16, 2006, the Trasky action was consolidated with the Corwin action, which has been stayed since January 2005, as noted above.

In the California state derivative action, In re JDS Uniphase Corporation Derivative Litigation, Master File No. CV806911 (Santa Clara Super. Ct.), the complaint asserts claims for breach of fiduciary duty, waste of corporate assets, abuse of control, gross mismanagement, unjust enrichment, and constructive fraud purportedly on behalf of the Company and certain of its current and former officers and directors. The complaint also asserts claims for violation of California Corporations Code Sections 25402 and 25502.5 against defendants who sold the Company’s stock and asserts claims for breach of contract, professional negligence, and negligent misrepresentation against the Company’s former auditor, Ernst & Young LLP. The complaint seeks unspecified damages. On April 24, 2006, the Court approved the parties’ stipulation staying the California derivative action until January 16, 2007, subject to the parties’ rights to seek a lifting of the stay based on developments in the federal securities action. On April 24, 2006, the Court also approved the parties’ stipulation in the shareholder inspection demand action brought by the plaintiff in the California derivative action. Pursuant to that stipulation, the shareholder inspection demand action is stayed until January 16, 2007, subject to the parties’ rights to seek a lifting of the stay based on developments in the federal securities action.

No activity has occurred in Cromas v. Straus, Civil Action No. 19580 (Del. Ch. Ct.), the Delaware derivative action, since our last filing.

The OCLI and SDL Shareholder Actions:

Plaintiffs purporting to represent the former shareholders of OCLI and SDL have filed suit against the former directors of those companies, asserting that they breached their fiduciary duties in connection with the events alleged in the securities litigation against the Company. Plaintiffs in the OCLI action, Pang v. Dwight, No. 02-231989 (Sonoma Super. Ct.), purport to represent a class of former shareholders of OCLI who exchanged their OCLI shares for JDSU shares when JDSU acquired OCLI. The complaint names the former directors of OCLI as defendants, asserts causes of action for breach of fiduciary duty and breach of the duty of candor, and seeks unspecified damages. No activity has occurred in the OCLI action since our last filing. The plaintiffs in the SDL action, Cook v. Scifres, Master File No. CV814824 (Santa Clara Super. Ct.), purport to represent a class of former shareholders of SDL who exchanged their SDL shares for JDSU shares when the Company acquired SDL. Plaintiffs filed an amended complaint on September 12, 2005. The complaint names the former directors of SDL as Defendants, asserts causes of action for breach of fiduciary duty and breach of the duty of disclosure, and seeks unspecified damages. Defendants demurred to the complaint on October 12, 2005. That demurrer is scheduled to be heard on August 15, 2006. A case management conference is also scheduled for August 15, 2006. Limited discovery in the SDL action has occurred. No trial date has been set in either the OCLI or SDL action.

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

Note 12. Employee Defined Benefit Plans

The Company sponsors qualified and non-qualified pension plans for certain employees in the UK and Germany. For those employees participating in defined benefit plans, benefits are generally based upon years of service and compensation or stated amounts for each year of service. Pension plans consist primarily of managed funds that have underlying investments in stocks and bonds. The Company’s policy for funded plans is to make contributions equal to or greater than the requirements prescribed by law in each country.

The Company accounts for its obligations under these pension plans in accordance with SFAS No. 87, “Employers Accounting for Pensions.” Under this accounting principle, the Company recognizes a liability on our Consolidated Balance Sheet for unfunded accumulated benefit obligations, which at March 31, 2006 totaled $85.6 million. The Company has also accrued $4.5 million for the unfunded accumulated benefit obligation of a postretirement benefits plan.

The following table provides the components of the net periodic cost for the pension plans (in millions):

	Three months ended March 31, 2006	Nine months ended March 31, 2006
Pension cost:
Interest cost	$2.0	$3.5
Expected return on plan assets, net of amortization of unrecognized gain/loss	(0.3)	(0.7)
Actuarial loss	1.3	1.5

Net periodic pension cost	$3.0	$4.3

The net periodic cost of the Company’s postretirement benefits plan was not material during the three months ended March 31, 2006, and $0.1 million for the nine month ended March 31, 2006. The forecasted annual contribution to this plan ranges between $0.2 million and $0.4 million. The Company’s funding policy was to make contributions in accordance with the laws and customs of the various countries in which it operates as well as to make discretionary voluntary contributions from time-to-time.

Note 13. Reduction of Other Long-lived Assets

During the three months ended March 31, 2006, the Company recorded no reductions of the carrying value of its other long-lived assets. During the nine months ended March 31, 2006, the Company recorded $2.2 million reductions of the carrying value of its long-lived assets. During the three and nine months ended March 31, 2005, the Company recorded $2.6 million and $7.1 million, respectively, reductions of the carrying value of its long-lived assets.

Assets Held and Used:

During the three and ended March 31, 2006, no assets classified as held and used were reduced in value. During the nine months ended March 31, 2006, the Company recorded a write-down of $2.2 million due to the impairment of certain assets from the Commercial and Consumer (“Commercial and Consumer”) segment formerly utilized in the Company’s Santa Rosa manufacturing facility. During the three and nine months ended March 31, 2005, no assets classified as held and used were reduced in value.

Assets Held for Sale:

During the three and nine months ended March 31, 2006, no assets classified as held for sale were reduced in value. During the three and nine months ended March 31, 2005, the assets classified as held for sale were reduced in value by $3.1 million and $7.6 million, respectively, in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).

Note 14. Restructuring and Global Realignment

During the third quarter of fiscal 2004, the Company announced completion of the Global Realignment Program (“GRP”), which began in April 2001. That program focused on large-scale site and employee reductions. The Company continues to take advantage of opportunities to further reduce costs through targeted, customer-driven restructuring events intended to consolidate the Company and rationalize the manufacture of its products based on core competencies and cost efficiencies. Restructuring activities initiated prior to December 31, 2002 were recorded in accordance with Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF Issue 94-3”), and restructuring activities initiated after December 31, 2002 were recorded in accordance with Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) and Statement of Financial Accounting No. 112, “Employees’ Accounting for Post-employment Benefits” (“SFAS 112”). As of March 31, 2006 the Company’s total restructuring accrual was $40.8 million. During the three and nine months ended March 31, 2006, the Company incurred restructuring expenses of $8.7 million and $28.5 million, respectively. During the three and nine months ended March 31, 2005, the Company incurred restructuring expenses of $1.5 million and $10.6 million, respectively.

During the third quarter of fiscal 2006, the Company recorded $0.6 million of expense to adjust certain severance and benefits and amortize retention benefits related to prior periods’ restructuring events. The Company also recorded $6.1 million for lease termination expenses and $2.0 million for expenses associated with the transfer of manufacturing operations.

During the third quarter of fiscal 2006 the Company relocated its executive offices to Milpitas, California as its former facilities in San Jose, California no longer accommodated the needs of the organization. In addition, the Company entered into an agreement with the landlord of its former executive offices and two adjacent previously restructured manufacturing facilities to settle the remaining obligations under the leases of those facilities. In the third quarter of fiscal 2006 the Company recorded $5.7 million of net expenses associated with the transfer of its executive offices and subsequent settlement of the remaining lease obligations of the facility and adjacent previously restructured manufacturing facilities.

During the second quarter of fiscal 2006 the Company announced the transition of products manufactured at its Ottawa, Canada site to other Company facilities and to the facilities of its contract manufacturing partners. During the third quarter of fiscal 2006 the Company entered into an agreement with Fabrinet, one of its contract manufacturers, to transfer the manufacturing operations located in Ottawa, Canada to Company facilities in Shenzhen, China and St. Etienne, France. In addition, certain manufacturing operations where transferred to Fabrinet facilities in Thailand. In the third quarter of fiscal 2006 the Company recorded $2.0 million of expenses associated with the transfer of Ottawa manufacturing operations. The Company anticipates completing the transfer and wind down of production at Ottawa in the second quarter of fiscal 2007 and estimates actual restructuring and non-recurring charges will total approximately $17 million through completion.

During the second quarter of fiscal 2006, the Company recorded $12.8 million in expense for severance and benefits and $2.1 million to adjust accruals on restructured leases. Eight hundred twenty nine employees were notified for termination, 709 in manufacturing, 78 in research and development and 42 in selling, general and administrative functions. Eight hundred twenty four terminated employees were located in North America and 5 in Europe. As of March 31, 2006, 112 employees had been terminated. Severance and benefits are scheduled to be paid through the second quarter of fiscal 2007.

During the first quarter of fiscal 2006, the Company recorded $1.6 million in expense for severance and benefits, $1.0 million for facilities remediation and $2.2 million to adjust accruals on restructured leases. Twenty two employees in Europe were notified for termination, 11 in manufacturing, 6 in research and development and 5 in selling, general and administrative functions. As of March 31, 2006, all of these employees had been terminated.

The following table summarizes the Company’s restructuring activities (in millions):

	Workforce Reduction	Facilities and Equipment	Lease Costs	Total
Accrual balance as of June 30, 2005	$6.8	$—	$39.4	$46.2
Restructuring charges	1.6	1.0	2.2	4.8
Cash payments	(3.6)	—	(3.2)	(6.8)

Accrual balance as of September 30, 2005	4.8	1.0	38.4	44.2
Restructuring charges	12.8	—	2.1	14.9
Amount charged to goodwill	0.9	—	—	0.9
Cash payments	(3.5)	(1.0)	(3.2)	(7.7)

Accrual balance as of December 31, 2005	$15.0	$—	$37.3	$52.3
Restructuring charges	0.6	2.0	6.1	8.7
Amount charged to goodwill	0.3	—	—	0.3
Cash payments	(3.5)	(2.0)	(15.0)	(20.5)

Accrual balance as of March 31, 2006	$12.4	$—	$28.4	$40.8

The total restructuring accrual is disclosed in the Company’s Consolidated Balance Sheets as follows (in millions):

	March 31, 2006	June 30, 2005
Restructuring accrual — current	$22.4	$23.0
Restructuring accrual — non-current	18.4	23.2

Total	$40.8	$46.2

The non-current portion of the restructuring accrual is included as a component of “Other non-current liabilities” in the Company’s consolidated Balance Sheet.

Note 15. Income Tax Expense

The Company recorded income tax expense of $2.9 million and $8.9 million for the three and nine months ended March 31, 2006, respectively, and income tax benefits of $1.8 million and $3.2 million for the three and nine months ended March 31, 2005, respectively.

The income tax expense recorded for the three months ended March 31, 2006 primarily relates to income tax in certain foreign and state jurisdictions and a $0.4 million deferred tax expense associated with tax amortization of goodwill for which no financial statement amortization has occurred. The income tax expense recorded for the nine months ended March 31, 2006 primarily relates to a $3.6 million non-cash charge associated with the reversal of tax benefits recognized in prior periods relating to the sale of certain marketable securities, a $0.7 million deferred tax expense associated with tax amortization of goodwill for which no financial statement amortization has occurred, and income tax in certain foreign and state jurisdictions.

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

The income tax expense recorded for the three months and nine months ended March 31, 2006 differs from the expected tax expense that would be calculated by applying the federal statutory rate to the Company’s loss before income taxes primarily due to increases in valuation allowance for deferred tax assets attributable to domestic and foreign losses from continuing operations and the $3.6 million non-cash charge associated with the sale of certain marketable securities.

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

The Company has recorded deferred tax assets as of March 31, 2006 only to the extent they exceed certain deferred tax liabilities. In addition, it has provided a full valuation allowance on most of its deferred tax assets. The Company intends to maintain the valuation allowance until sufficient positive evidence exists to support reversal of some or all of it. Likewise, the occurrence of negative evidence with respect to the foreign deferred tax assets which have no valuation allowance could result in an increase in the valuation allowance in a future period. The Company’s income tax expense recorded in the future will be reduced or increased to the extent of offsetting decreases or increases to the valuation allowance.

The Company is currently subject to various federal, state and foreign audits by taxing authorities. The Company believes that adequate amounts have been provided for any adjustments that may result from these examinations; however, it is possible that the final outcomes may differ materially from the Company’s current estimates.

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

The Company has reclassified the net revenue and operating income (loss) information disclosed below for the nine months ended March 31, 2006 and the three and nine months ended March 31, 2005 to reflect how the CODM assesses segment performance. Certain license revenue was reclassified from Commercial and Consumer to Optical Communications for the nine months ended March 31, 2005. In addition, segment operating income (loss) was reclassified for the nine months ended March 31, 2006 and the three and nine months ended March 31, 2005 to only include allocable expenses relating to selling activities.

The amounts shown as “All other” consists of certain unallocated corporate-level operating expenses. In addition, the Company does not allocate restructuring charges, income taxes, or non-operating income and expenses to its segments.

Information on reportable segments is as follows (in millions):

	Three Months Ended		Nine Months Ended
	March 31, 2006	March 31, 2005	March 31, 2006	March 31, 2005
Net revenue:
Optical Communications	$127.5	$101.7	$337.5	$316.0
Communications Test and Measurement	126.8	—	368.3	—
Commercial and Consumer	61.2	64.6	183.9	225.3
Deferred revenue related to purchase accounting adjustment	(0.6)	—	(3.6)	—

Net revenue	$314.9	$166.3	$886.1	$541.3

Operating income (loss):
Optical Communications Segment	$2.2	(8.8)	(25.6)	(28.6)
Communications Test and Measurement Segment	15.3	—	61.6	—
Commercial and Consumer Segment	8.2	1.3	26.7	21.9
All other	(32.8)	(23.2)	(92.2)	(76.1)

Total segment operating income (loss)	(7.1)	(30.7)	(29.5)	(82.8)
Unallocated amounts:
Stock based compensation	(4.1)	—	(10.7)	—
Acquisition-related charges and amortization of intangibles	(18.9)	(4.8)	(106.4)	(14.3)
Reduction of other long-lived assets	—	(2.6)	(2.2)	(7.1)
Restructuring charges	(8.8)	(1.5)	(28.5)	(10.6)
Other realignment charges	(0.3)	(5.0)	(3.9)	(9.8)
Interest and other, net	8.4	5.4	14.7	13.4
Gain on sale of assets	0.3	—	0.4	—
Gain on sale of investments	37.7	2.0	72.8	4.3
Reduction in fair value of investments	(0.4)	(3.4)	(2.9)	(8.4)
Gain (loss) on equity method investments	(0.2)	0.2	(0.3)	(3.5)

Income (loss) before income taxes	$6.6	$(40.4)	$(96.5)	$(118.8)

Communications Test and Measurement includes $0.6 million and $3.6 million of deferred revenue that is eliminated from consolidated revenue as a result of purchase accounting adjustments for the three and nine months ended March 31, 2006, respectively.

The Company operates primarily in three geographic regions: Americas, Europe and Asia-Pacific. The following tables present net revenue and identifiable assets by geographic regions (in millions):

	Three Months Ended		Nine Months Ended
	March 31, 2006	March 31, 2005	March 31, 2006	March 31, 2005
Net revenue:
Americas	$190.2	$106.8	$543.5	$354.7
Europe	48.8	32.8	183.9	100.2
Asia-Pacific	75.9	26.7	158.7	86.4

Total net revenue	$314.9	$166.3	$886.1	$541.3

			March 31, 2006	June 30, 2005
Property, plant and equipment, net
Americas			$147.9	$130.1
Europe			21.3	0.6
Asia-Pacific			32.8	31.4

Total property, plant and equipment, net			$202.0	$162.1

Net revenue was assigned to geographic regions based on the customers’ shipment locations. Long-lived assets, namely net property, plant and equipment were identified based on the operations in the corresponding geographic areas. As of March 31, 2006 China held 15% of total net property, plant and equipment, compared to 18% as of June 30, 2005. This represents $31.0 million and $29.5 million as of March 31, 2006 and June 30, 2005, respectively.

During the three and nine months ended March 31, 2006, there were no customers that accounted for more than 10% of net revenue. During three months ended March 31, 2005, SICPA accounted for approximately 10% of net revenue. During the nine months ended March 31, 2005, no customers accounted for more than 10% of net revenue.

Note 17. Other Comprehensive Income (Loss)

The Company’s accumulated other comprehensive income (loss) consists of the unrealized losses on available-for-sale investments and foreign currency translation adjustments.

The components of comprehensive income (loss) were as follows (in millions):

	Three Months Ended		Nine Months Ended
	March 31, 2006	March 31, 2005	March 31, 2006	March 31, 2005
Net income (loss)	$3.7	$(38.6)	$(105.4)	$(115.6)
Other comprehensive income (loss):
Change in foreign currency translation	4.6	0.5	2.6	1.2
Unrealized gains (losses) on investments	0.1	(15.8)	1.9	(29.8)

Net change in other comprehensive income	4.7	(15.3)	4.5	(28.6)

Comprehensive income (loss)	$8.4	$(53.9)	$(100.9)	$(144.2)

At March 31, 2006 and June 30, 2005, balances for unrealized gains (losses) on investments and foreign currency translation were as follows (in millions):

	March 31, 2006	June 30, 2005
Foreign currency translation	$21.6	$(9.8)
Unrealized losses on investments and other	(7.9)	18.9

Accumulated other comprehensive income	$13.7	$9.1

Note 18. Related Party Transactions

ADVA AG Optical networks (“ADVA”):

As of March 31, 2006, ADVA, a publicly held Metro Optical Networking Solutions company which has a member on its Supervisory Board of Directors who is an executive officer of the Company. During the three and nine months ended March 31, 2006, the Company sold approximately $1.0 million and $2.1 million of product to ADVA, respectively. The ending accounts receivable balance as of March 31, 2006 was approximately $1.0 million. We sold half of our ownership in ADVA in the three months ended September 31, 2005 and the remaining half in the three months ended March 31, 2006. For the three and nine months ended March 31, 2005 we recorded net gains on the sale of investments of $34.7 million and $69.8 million, respectively.

BaySpec, Inc. (“BaySpec”):

As of March 31, 2006, BaySpec, a privately held OEM fiber-optics company in which the Company has a long-term equity method investment, is both a customer and supplier of the Company. The carrying value of the Company’s investment in BaySpec at March 31, 2006 was $1.3 million. During both the three months and nine months ended March 31, 2006, the Company’s sales to BaySpec were negligible, as was the ending accounts receivable balance. During the three and nine months ended March 31, 2006, the Company purchased approximately $1.9 million and $3.6 million of product from BaySpec, respectively. The ending accounts payable balance at March 31, 2006 was approximately $0.5 million.

Emcore Corporatoin (“Emcore”):

As of March 31, 2006, the Company held an investment in Emcore, a publicly traded semiconductor company valued at $0.4 million. Emcore was also a customer of the Company. During the three and nine months ended March 31, 2006, the Company sold approximately $0.7 million and $2.2 million of product to Emcore, respectively. The ending accounts receivable balance as of March 31, 2006 was approximately $1.6 million.

Epion Corporation (“Epion”):

As of March 31, 2006, Epion, a privately held Gas Cluster Ion Beam Technology company in which the Company has a long-term investment, was a customer of the Company’s intellectual property. Epion was also a supplier of the Company. As of March 31, 2006, the carrying value of the Company’s investment in Epion was $1.0 million. During the three ended March 31, 2006, the Company did not receive any payments from Epion. During the nine months ended March 31, 2006, the Company received royalty payments of $1.2 million from Epion. The ending accounts receivable balance was zero. During the three months and nine months ended March 31, 2006, the Company’s purchases from Epion were negligible, as was the ending accounts payable balance.

Fabrinet Co. (“Fabrinet”):

During the third quarter of fiscal 2006, Fabrinet, a privately held contract manufacturing company in which the Company has a long-term investment, was both a customer and supplier. As of March 31, 2006, the carrying value of the Company’s investment in Fabrinet was $2.0 million. During the three and nine months ended March 31, 2006, the Company purchased $23.1 million and $79.6 million of product from Fabrinet, respectively. During the three months ended March 31, 2006, the Company did not make any sales to Fabrinet. During the nine months ended March 31, 2006, the Company sold $9.6 million of product to Fabrinet, respectively. The total payables and receivables were $16.1 million and $32.9 million, respectively, at March 31, 2006.

During fiscal 2005, the Company sold its legal entities in Singapore, Bintan, Indonesia, and Fuzhou, China to Fabrinet. The Company also sold certain assets from its Ewing, New Jersey, Mountain Lakes, New Jersey and Ottawa Canada facilities to Fabrinet.

The Singapore and Bintan, Indonesia legal entities were sold in November 2004. The Company has been receiving quarterly payments for the inventory acquired by Fabrinet. At March 31, 2006, the remaining balance receivable from Fabrinet was $1.8 million. A scheduled payment of $1.1 million was received in January 2006. The Company agreed to reimburse Fabrinet for the cost associated with on-going production and wind-down of the facility. These costs were charged to cost of sales as incurred. The costs related to employee reductions and site closure were charged to restructuring.

The Fuzhou, China legal entities and certain assets of the Ewing and Mountain Lakes, New Jersey facilities were sold in May 2005. The Company received a note of $10.7 million payable in quarterly installments over four years from Fabrinet and a receivable of $19.0 million for the inventory at Ewing and Mountain Lakes, New Jersey payable in quarterly instalments over one year. At March 31, 2006, the related balance receivable from Fabrinet was $7.6 million for the note and $14.9 million for the inventory. Scheduled payments of $0.8 million for the note and $4.1 million for the inventory were received in January 2006. The Company agreed to pay Fabrinet $17.0 million to settle specific employee related matters in Fuzhou, China, the cost of employee severance for the Ewing and Mountain Lakes, New Jersey facilities, costs associated with on-going production and wind-down of the Ewing, New Jersey facility, and site remediation costs in Mountain Lakes, New Jersey. The $17.0 million was allocated as follows: $9.4 million to on-going cost of production, $7.4 million to restructuring expense and $0.2 million to lease remediation costs at Mountain Lakes, New Jersey. As of March 31, 2006, the Company had paid this obligation in full. Cost allocated to on-going production is being amortized to cost of sales based upon units of production. See Note 14. “Restructuring and Global Realignment” for more detail.

During the second quarter of fiscal 2006 the Company announced the transition of products manufactured at its Ottawa, Canada site to other Company facilities and to the facilities of its contract manufacturing partners. During the third quarter of fiscal 2006 the Company entered into an agreement with Fabrinet to sell certain inventories and to transfer the manufacturing operations located in Ottawa, Canada to Company facilities in Shenzhen, China and St. Etienne, France. The Company sold certain inventories for $0.8 million and agreed to reimburse Fabrinet for the cost associated with on-going production, wind-down of the facility and the transfer of production. In addition to the sale of inventory, there was $8.1 million of Fabrinet prepaid production and transfers costs included in other current assets related to the Ottawa facility. Production costs were charged to cost of sales and costs related to the site closure and transfer of production were charged to restructuring. The Company anticipates completing the transfer and wind down of production at Ottawa in the second quarter of fiscal 2007 and estimates actual restructuring and non-recurring charges will total approximately $17 million through completion.

Micralyne, Inc. (“Micralyne”):

As of March 31, 2006, Micralyne, a privately held manufacturer of microfabricated and MEMS (Micro-Electro-Mechanical-Systems) based products in which the Company has a long-term investment, was a supplier of the Company. As of March 31, 2006, the carrying value of the Company’s investment in Micralyne was $0.5 million. During the three months and nine months ended March 31, 2006, the Company purchased approximately $1.8 million and $3.7 million of product from Micralyne, respectively, and there was no ending accounts payable balance.

Rogers Communications Inc. (“Rogers”):

Beginning August 2005, as part of the Acterna acquisition, Rogers, a publicly held cable and wireless operator, became a customer of the Company that has an executive who is also a member of the Board of Directors of the Company. During the three months ended March 31, 2006, the Company made no sales to Rogers. During the nine month period ended March 31, 2006, the Company sold approximately $0.7 million of product to Rogers directly and indirectly through a distributor, and the ending accounts receivable balance as of March 31, 2006 was negligible.

Sifam Fibre Optics Limited (“Sifam”):

As of March 31, 2006, Sifam, a privately held company in which the Company has a long-term equity method investment, was both a customer and supplier of the Company. As of March 31, 2006, the carrying value of the Company’s investment in Sifam was $0.9 million. During the three and nine month period ending March 31, 2006, the Company’s sales to Sifam were not material, and the ending accounts receivable balance was negligible. During the three and nine months ended March 31, 2006, the Company purchased approximately $0.4 million and $2.5 million of product from Sifam, respectively, and the ending accounts payable balance at March 31, 2006 was approximately $0.1 million.

Tellabs, Inc. (“Tellabs”):

Beginning August 2005, as part of the Acterna acquisition, Tellabs, a publicly held wireline and wireless networking solutions company, became a customer of the Company. Tellabs has a member of their Board of Directors who is also currently a member of the Company’s Board of Directors. During the three and nine months ended March 31, 2006, the Company sold approximately $1.5 million and $5.0 million of product to Tellabs, and the ending accounts receivable balance at March 31, 2006 was approximately $1.5 million.

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of March 31, 2006.

Product Warranties:

JDSU: In general, the Company offers a one-year warranty for most of its optical communications products, and a three-month to one-year warranty for most of its products in the commercial and consumer products. For certain products, the Company provides a limited five-year warranty. The Company provides reserves for the estimated costs of product warranties at the time revenue is recognized. The Company estimates the costs of its warranty obligations based on its historical experience of known product failure rates, use of materials to repair or replace defective products and service delivery costs incurred in correcting product failures. In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise with specific products. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Acterna: In general, Acterna offers a one-year warranty for its products. For certain products Acterna provides a three-year warranty. A provision for estimated warranty costs, based on expected return rates and repair costs, is recorded at the time revenue is recognized. Acterna accrues for warranty costs at the time of shipment, based on estimates of expected rework rates and warranty costs to be incurred. While it engages in product quality programs and processes, its warranty obligation is affected by product failure rates, material usage and service delivery costs. Should actual product failure rates, material usage or service delivery costs differ from Acterna’s estimates, the amount of actual warranty costs could differ from its estimates.

The following table presents the changes in the Company’s warranty reserve during the three and nine months ended March 31, 2006 and 2005 (in millions):

	Three Months Ended		Nine Months Ended
	March 31, 2006	March 31, 2005	March 31, 2006	March 31, 2005
Warranty reserve at beginning of period	$13.9	$18.1	$7.3	$25.1
Provision for warranty	1.1	0.8	4.5	4.1
Utilization of reserve	(1.0)	(2.0)	(1.8)	(4.9)
Adjustments related to pre-existing warranties (including changes in estimates)	(0.7)	(4.3)	(2.1)	(11.7)
Adjustment related to acquisition	(1.0)	—	4.4

Warranty reserve at end of period	$12.3	$12.6	$12.3	$12.6

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

As of March 31, 2006, the Company had twenty-seven outstanding standby letters of credit totaling $11.3 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q which are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. A forward-looking statement may contain words such as “anticipate that,” “believes,” “can impact,” “continue to,” “estimates,” “expects to,” “hopes,” “intends,” “plans,” “to be,” “will be,” “will continue to be,” “continuing,” “ongoing,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements regarding: our belief that adoption of, SFAS 154, and FIN 47 will not have a material impact on our financial statements; the expectation that the acquisition of Agility will further expand our product offerings; our expectation to realize competitive advantages from incorporating Agility’s technologies; our intention to review goodwill related to the Agility transaction at least annually for impairment and our expectation that goodwill assigned to the Optical Communications operating segment will not be deductible for tax purposes; the expectation that that acquisition of Acterna will expand IP-based data, voice and video products and services over long haul, metro, fiber-to-the-home, DSL and cable networks; significant changes to the purchase price allocation for Acterna are not anticipated and the valuation work is expected to be completed in the fourth quarter of fiscal 2006; our intention to review goodwill related to the Acterna transaction at least annually for impairment and our expectation that goodwill assigned to the Communications Test and Management operating segment will not be deductible for tax purposes; our belief that the procedural error related to the Acterna tax pooling structure can be remedied; our assessment that exposure to tax liability related to a predecessor Acterna entity is remote; the fact that we do not anticipate issuing any dividends in the near future; our expectation that stock-based compensation will be recognized over an estimated amortization period of 3.4 years; our belief that our current process for establishing inventory reserves appropriately balances the risk in the market place with a fair representation of the realizable value of our inventory; our belief that the factual allegations and circumstances underlying the securities class actions, derivative actions, the OCLI and SDL actions, and the ERISA class actions are without merit and that the expense of defending such actions will be costly, could be quite significant and may not be covered by our insurance policies; our belief that resolving claims that arise in the ordinary course of our business will not have a material adverse impact on our financial position or results of operations; our belief that current tax audits may result in additional assessments, but will not have a material adverse effect on our financial position, cash flows or overall trends in results of operations; our forecasted annual contribution to our postretirement benefits plan between $0.2 and $0.4 million; our plan to continue to reduce costs through targeted, customer-driven restructuring events; our anticipation to complete the transfer of production and wind down of our Ottawa facility in the second quarter of fiscal 2007 and our expectation that actual restructuring and non-recurring charges will total approximately $17 million through completion; our intention to maintain valuation allowance until sufficient positive evidence exists to support reversal of some or all of it; our belief that adequate amounts have been provided for any adjustments that may result from examinations from federal, state and foreign tax audits; our expectation for limited visibility to the overall business climate and strong pricing pressures; our expectation that the mix of revenue in any quarter will be driven by changes in demand from a small number of customers whose demand vary from quarter to quarter; the fact that we may be required to repurchase the Zero Coupon Senior Convertible Notes issued on October 31, 2003 or convert them into shares of common stock; our expectation that seasonal demand fluctuations will cause significant, periodic variations in our financial results for the Communications Test and Measurement Segment and that our overall financial results will be negatively impacted by these seasonal fluctuations to the extent that financial results from our reportable segments do not offset the declines in our Communications Test and Management Segment; our expectation that information networks will continue to expand; our intention to expand our markets and customer base, improve the profitability of our product portfolio and improve time to revenue; our expectation to continue to take significant actions, including site closures, product transfers, asset divestitures and product terminations to reduce our cost structure; our intention to continue to incur expenses to complete cost reduction initiatives; our belief that restructuring charges will continue to adversely affect our results of operations and cash flows for the periods in which such charges will occur; our growing reliance on contract manufacturers as primary manufacturing resources; that we will continue to experience difficulties associated with products we have transferred to contract manufacturers; our ability to continuously and successfully introduce and market new products and technologies meeting our customers’ expectations in a timely manner; our intention to continue to develop new product lines and improve the business for existing ones; our efforts to undertake programs to ensure the long-term strength of our supply chain; our expectations that we will continue to experience strain on our supply chain and periodic supplier problems and that we will continue to incur costs to address such problems which we expect to continue to impact our ability to meet customer expectations; our expectation to make significant investments to enable our future growth, grow our business through business combinations or other acquisitions of businesses products or technologies and continue to evaluate and explore strategic opportunities as they arise; our expectation that Asian, and particularly Chinese, competition will increase across our portfolio; our belief that we must maintain a substantial commitment to innovation and product differentiation, as well as significantly improve our cost structure; our ability to enhance existing products and the introduction of new products on a timely basis; charges relating to acquired in-process research and development costs may occur in future acquisitions resulting in variability in our quarterly earnings; the belief that our future depends, in part, on our ability to attract and retain key personnel, continued contributions of our executive management team and other key management and technical personnel; our recruiting efforts for our corporate and operations finance teams; our reliance on our ability to use stock options and other forms of stock-based compensation as a key component of our executive and employee compensation structure; our expectation that net revenue from customers outside North America will continue to account for a significant portion of our total revenue; our expectation that the costs of the evaluating our current trade compliance practices and implementation of any resulting improvements will not have a material adverse effect on our operating results or business; our expectation to expand our research and development activities in China; our continued efforts to increase the scope and extent of our manufacturing operations in our Shenzhen facilities and our expectation that our ability to operate successfully in China will become increasingly important to our overall success; the expectation that we will incur additional costs to transfer product lines to our facilities located in China; our intention to export a majority of the products manufactured at our facilities in China; our expectation that we will continue to experience sales price reductions and/or inventory write-downs as a result of excess and obsolete inventory; our expectation that we will spend significant resources and efforts on reporting infrastructure as a result of the Acterna and Agility acquisitions; the belief that our future depends, in part, upon our intellectual property, including trade secrets, know-how and continuing technological innovation; the statement that we will continue to evaluate our internal control systems and as a result will incur substantial expenses; the fact that we may enter into foreign currency forward contracts to protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates; our expectation to continue to make investments in privately held companies as well as venture capital investments for strategic and commercial purposes; our commitment to enabling broadband and optical innovation in the communications, commercial and consumer markets; our expectation for high customer concentration and pricing pressures in the communications markets will remain for the foreseeable future; our efforts to expand our products, customers and distribution channels for several of our core competencies to, among other things, reduce our exposure to customer concentration and long design cycles; our expectation that seasonal revenue variability will continue for the foreseeable future impacting our Communications Test and Measurement financial results; our expectation that we will continue to encounter multiple and systemic challenges principally related to new product introductions; improving over overall execution will be a major priority for the foreseeable future; our expectation that gross profit pressures will remain for the foreseeable future and our intention to focus on actions designed to improve our gross margins; our belief that investment in R&D is critical to attaining our strategic objectives; our efforts to reduce SG&A expenses which we expect to continue in the future, but which are not expected to have a material adverse impact on our financial condition; our intention to pay out severance and benefits through the third quarter of fiscal 2007 to terminated employees; our dependence upon economic conditions to generate sublease income and to terminate lease obligations in the amounts estimated; amounts related to the lease expenses, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2010; our belief that our revenue must continue to increase substantially in the future for us to be profitable; our expectation that revenue from international customers will continue to be an important part of our overall net revenue and an increasing focus for net revenue growth; our belief that our existing cash balances and short term investments will be sufficient to meet our liquidity and capital spending requirements at least through the next 12 months; our estimates for additional required investment in research and development in connection with our acquisitions; our expectation that gains and losses on derivatives will be offset by re-measurement gains and losses on the foreign currency dominated assets and liabilities.

Management cautions that forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in such forward-looking statements. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, including, without limitation, the following: uncertainties surrounding the impact of consolidation of our customer base on revenues; uncertainties as to the effects of our adoption of certain accounting policies; our inability to accurately and timely complete valuation analyses in connection with our acquisitions; our limited ability to perceive or predict market trends; inability to align our operations with customer demand and the changes affecting our industry; unanticipated costs associated with our cost reduction programs; difficulties related to predicting financial performance for future periods; unsuccessful efforts to improve our execution and design and introduce products that meet customers’ future needs and to manufacture such products at competitive costs; decreases in our product portfolio and revenues; immaterialized customer and market penetration resulting from our recent acquisitions; the diversion of our management’s time with respect to the integration of acquisitions; lack of resources set aside for investment in R&D; unanticipated expenses related to litigation, dispute related settlements, accruals, integration from acquisitions and compliance measures related to the Sarbanes-Oxley Act of 2002; inaccurate assessment that our tax liability as a result of acquisitions and tax audits will be minimally impacted; greater than anticipated tax exposure; difficulties in integrating technology acquired through acquisitions with our own product lines; unexpected impairment of goodwill associated with our acquisitions of Acterna and Agility; defects in our process for establishing inventory reserves; greater than anticipated tax assessments associated with current audits; a lack of cash necessary to make required contributions to pension plans; delays in bringing products to market due to development problems; difficulties in developing new products; inability to maintain valuation allowance; a lack of cash necessary to pay off holders of the Zero Coupon Senior Convertible Notes; excessively high costs in the future related to enhancing our existing systems; significant changes in customer preferences; the possibility that competitors will introduce products faster than us; unanticipated difficulties in building close working relationships with partners; decreased sales from customers outside of North America than anticipated; product defects sustained as a result of deployment in a variety of demanding environments; inability to obtain new orders from major customers; unanticipated difficulties associated with increasing the scope and extent of our operating facilities in China; the variability of our manufacturing yields; failure to obtain the required approvals from governmental authorities in China; unanticipated difficulties in managing our inventory; failure to adequately protect our intellectual property; substantial technological changes in the communications test and measurement solutions market; a lack of the required resources to invest in the development of new products; the viability of legal claims brought against us; our failure to accurately predict the effect of the ultimate outcome of claims on our business, financial condition or results of operations; lower than expected revenues; the risk that we may be required to expend more cash in the future than anticipated; the timing of orders; an unanticipated lack of resources to invest in private companies; changing market conditions; uncertainties of the assumptions regarding anticipated valuation allowance; insufficient cash balances and short-term investments; greater than anticipated costs associated with post-acquisition in-process research and development projects; uncertainties as to the future level of sales and revenues; unanticipated budgetary constraints; subjection to greater than anticipated environmental liabilities; unexpected third party indemnification claims; failed efforts to recruit experienced accounting and financial reporting personnel; the need to write-off any inventory that is not RoHS compliant; unanticipated difficulties in the remediation of internal control deficiencies; inability to complete the remediation of internal controls in a timely fashion and other factors set forth in “Risk Factors” and elsewhere herein. Further, our future business, financial condition and results of operations could differ materially from those anticipated by such forward-looking statements and are subject to risks and uncertainties including the risks set forth above and in Part II, Item 1A “Risk Factors” set forth in this Form 10-Q. Moreover, neither we assume nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. Forward-looking statements are made only as of the date of this Report and subsequent facts or circumstances may contradict, obviate, undermine or otherwise fail to support or substantiate such statements. We are under no duty to update any of the forward-looking statements after the date of this Form 10-Q to conform such statements to actual results or to changes in our expectations.

For the three months ended March 31, 2006, we recorded adjustments related to returns and license fee, restructuring, contract engineering and other expenses not previously recorded. The corrections resulted in additional operating losses of $1.1 million related to prior quarters and years. We believe that such amounts are not material to previously reported financial statements. There was no impact on net loss per share from these adjustments.

For the nine months ended March 31, 2006, we recorded adjustments related to the recognition of asset retirement obligations for several leased facilities, the initial market value of certain marketable securities not previously recorded, the allocation of deferred rent expense over the term of certain leases, returns and license fee, restructuring, contract engineering and other expenses not previously recorded. The corrections resulted in additional net losses of $6.9 million ($8.3 million in operating losses and $1.4 million in gains on investments) related to prior quarters and years. we believe that such amounts are not material to previously reported financial statements. There was no impact on net loss per share from these adjustments.

OUR INDUSTRIES AND QUARTERLY DEVELOPMENTS

We are committed to enabling broadband & optical innovation in the communications, commercial and consumer markets. We are a leading provider of communications test and measurement solutions and optical products for telecommunications service providers, cable operators, and network equipment manufacturers. Furthermore, we are a leading provider of innovative optical solutions for medical/environmental instrumentation, semiconductor processing, display, brand authentication, aerospace, defense and decorative applications. We currently employ approximately 7,000 employees worldwide.

Our Optical Communications (“Optical Communications”) Segment consists generally of:

•	Optical components and modules sold to OEM suppliers of enterprise and storage solutions, such as Cisco, Sun Microsystems, Hewlett-Packard, Emulex, QLogic, McData and EMC.

•	Optical components, modules and sub-systems sold to OEM providers to communications network carriers, such as Nortel, Lucent, Alcatel, Ciena, Cisco, Fujitsu, Siemens, and Huawei.

Our Commercial and Consumer (“Commercial and Consumer”) Segment consists generally of:

•	Custom optics: medical/environmental instrumentation, high precision coated products, optical sensors for aerospace and defense applications and optical filters for medical instruments.

•	Light interference pigment products: color shifting pigments utilized for security purposes in currencies and other documents, anti-counterfeiting devices and decorative surface treatments.

•	Lasers: laser subsystems used in biotech instrumentation, semiconductor inspection, electronic material processing and precision machining.

Our Communications Test and Measurement (“Communications Test and Measurement”) Segment consists generally of:

•	Manufacturing and lab test platforms used in the design, performance, and interoperability testing of network equipment for all major and emerging core, metro, cable, and access network technologies for customers such as Lucent, Nortel, Alcatel, Motorola, Siemens, and Cisco.

•	Field test instrumentation and software used in the installation, provisioning, and maintenance of broadband voice, video, and data communication services for customers such as AT&T, Deutsche Telecom, Comcast, Telefonica, China Telecom and Verizon.

•	Network and service assurance systems used to monitor and troubleshoot network performance and to optimize quality of service for customers such as British Telecom, Time Warner, Bell South and Bell Canada.

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

As a supplier of components and modules to this industry, we feel the effects most acutely, as system designs must first be initiated at the carrier level, communicated to the systems provider and then communicated to us and our competitors. During system design periods, shifts in economic, industry, customer or consumer conditions could and often do cause redesigns, delays or even cancellations to occur with their related costs to those involved. Communications industry design cycles are often challenging for companies without the financial and infrastructural resources to sustain the long periods between project initiation and revenue realization. Commercial and Consumer, while more diverse, shares some of the customer concentration and design cycle attributes of our communications markets. We are working aggressively on a strategy to expand our products, customers and distribution channels for several of our core competencies in these areas to, among other things, reduce our exposure to customer concentration and long design cycles across our company. As part of this strategy, we have expanded into the Communications Test and Measurement segment, which has expanded our customer base and distribution significantly.

On August 3, 2005, we completed the acquisition of privately held Acterna, Inc. (“Acterna”), a leading worldwide provider of broadband and optical test and measurement solutions for telecommunications and cable service providers and network equipment manufacturers. Beginning in the first quarter of fiscal 2006, the addition of Acterna comprises a new reportable segment to our business: Communications Test and Measurement. One attribute of this segment is considerable seasonal revenue variability. We expect this seasonality to continue for the foreseeable future, impacting our Communications Test and Measurement financial results, our overall product mix and financial performance.

On November 30, 2005, we completed the acquisition of Agility, a leading provider of widely tunable laser solutions for optical networks which is included in Optical Communications.

Major business developments during the third quarter of fiscal 2006 include:

•

Net revenue in the third fiscal quarter of 2006 increased 89%, or $148.6 million, to $314.9 million from $166.3 million in the third fiscal quarter of 2005 and increased sequentially less than 1%, or $2.0 million, from $312.9 million in the second fiscal quarter of fiscal 2006. Net revenue in the third quarter of fiscal 2006 consisted of $127.5 million, or approximately 40% of net revenue, from Optical Communications, $61.2 million, or approximately 19% of net revenue, from

Commercial and Consumer, and $126.8 million, or approximately 40% of net revenue, from Communications Test and Measurement. Communications Test and Measurement net revenue includes $0.6 million of deferred revenue that is eliminated from consolidated revenue as a result of purchase accounting adjustments. Optical Communications net revenue increased 25%, or $25.8 million, from the third quarter of fiscal 2005 and 16%, or $17.9 million, from the second quarter of fiscal 2006. In the third quarter, Commercial and Consumer net revenue decreased 5%, or $3.4 million, from the third quarter of fiscal 2005 and increased 3%, or $1.8 million, from the second quarter of fiscal 2006. In the third quarter, Communications Test and Measurement net revenue declined 13%, or $19.2 million, from the second quarter of fiscal 2006.

•	Gross margin in the third quarter of fiscal 2006 increased to 37% from 15% in third quarter of fiscal 2005 and from 33% in second quarter of fiscal 2006. The year over year improvement in gross margin was primarily related to the addition of Communications Test and Measurement, an increase in Optical Communications’s sales volume, and the impact of our on-going manufacturing cost reduction programs. The sequential increase in gross margins from the second quarter of fiscal 2006 also reflects the savings from our on-going manufacturing cost reduction programs as well as a reduction of purchase price accounting adjustments.

•	Our combined research and development (“R&D”) and selling, general and administrative (“SG&A”) expenses, as a percent of net revenue, increased to 41% in the third quarter of fiscal 2006, from 37% in the third quarter of fiscal 2005, and increased slightly from 40% in the second fiscal quarter of fiscal 2006. The year over year increase is primarily related to higher operating expenses associated with recent acquisitions and the inclusion of stock compensation expenses resulting from the adoption of Statement of Financial Accounting Standard No. 123, “Share-Based Payment (Revised 2004)” (“SFAS 123(R)”). The slight sequential increase from the second quarter of fiscal 2006 reflects additional finance support costs and compensation expenses, including additional stock-based compensation expenses.

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 123(R)

Effective July 3, 2005, the first day of fiscal 2006, we adopted Statement of Financial Accounting Standard No. 123, “Share-Based Payment (Revised 2004)” (“SFAS 123(R)”) on a modified prospective basis. As a result, we have included stock-based compensation costs in our results of operations for the three and nine month period ended March 31, 2006, as more fully described in Note 4 to our condensed consolidated financial statements.

SAB 107

In March 2005, the Securities Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107, “Share-Based Payment,” (“SAB 107”). SAB 107 provides guidance regarding the interactions between SFAS 123(R) and certain SEC rules and regulations, including guidance related to valuation methods, the classification of compensation expense, non-GAAP financial measures, the accounting for income tax effects of share-based payment arrangements, disclosures in Management’s Discussion and Analysis (“MD&A”) subsequent to adoption of SFAS 123(R), and modifications of options prior to the adoption of SFAS 123(R). We began adhering to the guidance in SAB 107 upon its implementation of SFAS 123(R) starting the quarter ended September 30, 2005. See Note 4 to our condensed consolidated financial statements and “Employee Stock Options” in MD&A for more details.

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

Revenue Recognition: Certain networking and communications products are integrated with software that is not considered essential to the functionality of the equipment. We believe that this equipment is not considered software related and would therefore be excluded from the scope of American Institute of Certified Public Accountants (AICPA) Statement of Position 97-2, “Software Revenue Recognition,” (“SOP 97-2”). Accordingly, we allocate the fair value of the equipment when sold with software according to the FASB Emerging Issues Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverables,” (“EITF 00-21”). The value of the arrangement, less the allocated hardware is then considered within the scope of SOP 97-2.

We offer unspecified software upgrades and enhancements related to this equipment through maintenance contracts. We account for revenue from these products in accordance with SOP 97-2, as amended by AICPA Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” (“SOP 98-9”), and all related interpretations. Accordingly, we recognize revenue on these products when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable.

SOP 97-2, as amended, requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. We have analyzed each element in our multiple-element arrangements and determined that we have sufficient vendor-specific objective evidence (VSOE) to allocate revenues, license updates and product support and professional services. Accordingly, assuming all other revenue recognition criteria are met, revenues from perpetual licenses are recognized upon delivery using the residual method in accordance with SOP 98-9. We limit our assessment of VSOE for each element to arrangement renewal rates. Changes to the elements in an arrangement and our ability to establish vendor-specific objective evidence for those elements could affect the timing of the revenue recognition.

Revenue from sales to distributors with rights of return, price protection or stock rotation is not recognized until the products are sold through to end customers. Generally, revenue associated with contract cancellation payments from customers is not recognized until we receive payment for such charges.

We record provisions against our gross revenue for estimated product returns and allowances in the period when the related revenue is recorded. These estimates are based on factors that include, but are not limited to, historical sales returns, analyses of credit activities, current economic trends and changes in our customers’ demand. Should our actual product returns and allowances exceed our estimates, additional provisions against our revenue would result

Allowances for Doubtful Accounts: We perform credit evaluations of our customers’ financial condition. We maintain allowances for doubtful accounts for estimated losses resulting from the inability or unwillingness of our customers to make required payments. We record our bad debt expenses as selling, general and administrative expenses. When we become aware that a specific customer is unable to meet its financial obligations to us, for example, as a result of bankruptcy or deterioration in the customer’s operating results or financial position, we record a specific allowance to reflect the level of credit risk in the customer’s outstanding receivable balance. In addition, we record additional allowances based on certain percentages of our aged receivable balances. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. We are not able to predict changes in the financial condition of our customers, and if circumstances related to our customers deteriorate, our estimates of the recoverability of our trade receivables could be materially affected and we may be required to record additional allowances. Alternatively, if we provide more allowances than we need, we may reverse a portion of such provisions in future periods based on our actual collection experience.

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

Income Taxes. In accordance with Statement of Financial Accounting Standards No. 109 (“FAS 109”), Accounting for Income Taxes, we recognize income taxes using an asset and liability approach. This approach requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The measurement of current and deferred taxes is based on provisions of the enacted tax law and the effects of future changes in tax laws or rates are not anticipated.

FAS 109 provides for recognition of deferred tax assets if the realization of such deferred tax assets is more likely than not to occur. With the exception of certain international jurisdictions, we have determined that at this time it is more likely than not that deferred tax assets attributable to the remaining jurisdictions will not be realized, primarily due to uncertainties related to our ability to utilize our net operating loss carryforwards before they expire. Accordingly, we have established a valuation allowance for such deferred tax assets.

We are subject to income tax audits by the respective tax authorities in all of the jurisdictions in which we operate. The determination of tax liabilities in each of these jurisdictions requires the interpretation and application of complex and sometimes uncertain tax laws and regulations. We recognize liabilities based on our estimate of whether, and the extent to which, additional tax liabilities are probable. If we ultimately determine that the payment of such a liability is not necessary, then we reverse the liability and recognize a tax benefit during the period in which the determination is made that the liability is no longer necessary.

The recognition and measurement of current taxes payable or refundable and deferred tax assets and liabilities requires that we make certain estimates and judgments. Changes to these estimates or a change in judgment may have a material impact on our tax provision in a future period.

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

Pension and Other Postretirement Benefits/ Obligations: The determination of our obligation and expense for pension and other postretirement benefits payable to employees and retirees is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include, among others, the discount rate, expected long-term rate of return on plan assets and mortality assumptions for the plan participants. In accordance with SFAS No. 87, “Employers Accounting for Pensions,” actual results that differ from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense and recorded obligation in such future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions that may be required under new legislation, or accounting pronouncements, or otherwise may materially affect our pension and other post-retirement obligations and our future expense.

RESULTS OF OPERATIONS

The results of operations for the current period are not necessarily indicative of results to be expected for future years. The following table summarizes selected Consolidated Statement of Operations items (in millions, except for percentages):

	Three Months Ended March 31,				Nine Months Ended December 31,
	2006	2005	Change	Percentage Change	2006	2005	Change	Percentage Change
Net revenue	$314.9	$166.3	$148.6	89%	$886.1	$541.3	$344.8	64%

Gross profit	$115.5	$24.8	$90.7	366%	$271.3	$97.5	$173.8	178%
Percentage of net revenue	37%	15%			31%	18%

Research and development	$41.3	$22.5	$18.8	84%	$115.7	$71.4	$44.3	62%
Percentage of net revenue	13%	14%			13%	13%

Selling, general and administrative	$88.2	$38.0	$50.2	132%	$241.9	$118.7	$123.2	104%
Percentage of net revenue	28%	23%			27%	22%

Amortization of other intangibles	$16.3	$4.8	$11.5	240%	$44.2	$14.3	$29.9	209%
Percentage of net revenue	5%	3%			5%	3%

Acquired in-process research and development	$0.1	$—	$0.1	100%	$20.0	$—	$20.0	100%
Percentage of net revenue	0%	0%			2%	0%

Reduction of other long-lived assets	$—	$2.6	$(2.6)	-100%	$2.2	$7.1	$(4.9)	-69%
Percentage of net revenue	0%	2%			0%	1%

Restructuring charges	$8.8	$1.5	$7.3	487%	$28.5	$10.6	$17.9	169%
Percentage of net revenue	3%	1%			3%	2%

Net Revenue:

Net revenue in the third quarter of fiscal 2006 increased 89%, or $148.6 million, to $314.9 million from $166.3 million in the third quarter of fiscal 2005 and increased sequentially less than 1%, or $2.0 million, from $312.9 million in the second quarter of fiscal 2006.

The year over year increase of $148.6 million in quarterly net revenue is primarily due to recent acquisitions and an increase in demand of our agile optical network (“AON”) products. Recent acquisitions include Acterna in August 2005, Agility in November 2005 and Lightwave in May 2005. The year over year growth was also driven by an increase in demand for our AON components from Optical Communications, including Reconfigurable Optical Add / Drop Multiplexers (“ROADM”), optical switches, blockers, and tunables.

The sequential increase of $2.0 million in net revenue from the second quarter of fiscal 2006 is primarily due to an increase in Optical Communications net revenue of $17.9 million primarily from an increase in demand for our AON products, and an increase in Commercial and Consumer net revenue of $1.8 million primarily from an increase in demand for our document authentication and protection business and laser products. These increases were offset by a decrease in Communications Test and Measurement net revenue of $19.2 million due to the seasonal declines in this business.

Net revenue for the nine months ending March 31, 2006 increased 64%, or $344.8 million, to $886.1 million from $541.3 million in the comparable prior year period. The increase in net revenue is primarily due to the addition of Communications Test and Measurement from the acquisition of Acterna and an increase in Optical Communications net revenue of $21.5 million, primarily from the an increase in demand for AON products. The increase of Communications Test and Measurement and Optical Communications net revenue was offset by a decrease in Commercial and Consumer net revenue of $41.4 million primarily due to our decision to exit non-core and unprofitable product lines.

Going forward, we expect to continue to encounter a number of industry and market structural risks and uncertainties that will limit our business climate and market visibility, and consequently, our ability to predict future revenue, profitability and general financial performance, and that could create quarter over quarter variability in one or more of our financial measures. These structural risks and uncertainties include: (a) strong pricing pressures, particularly within our Optical Communications markets, due to, among other things, a highly concentrated customer base, increasing Asian competition, excess device manufacturing capacity within the optical communications industry and a general commoditization trend for many of our products; (b) high product mix variability, particularly in our Optical Communications products, which causes revenue variability, as well as gross profit variability due to, among other things, factory utilization fluctuations and inventory and supply chain management complexities; (c) seasonal buying patterns within our Communications Test and Measurement customers, which causes significant seasonal revenue variation within this high gross margin business unit; and (d) continuing service provider business model uncertainty, which causes demand, revenue and profitability measure unpredictability at each level of the communications industry. Moreover, the current trend of communications industry consolidations is expected to continue, directly affecting our Optical Communication’s and Communications Test and Measurement’s customer base and adding additional risk and uncertainty to our financial and business predictability.

In the nearer term, we face additional risks and uncertainties that, while expected to diminish over the next several quarters, also currently limit our ability to predict future revenue, profitability and general financial performance. These risks and uncertainties relate to the following:

•	first, our program of North American assembly manufacturing transitions are entering their final phases, but until completed, these activities will continue to present additional supply chain and product delivery disruption risks, yield and quality concerns and increased cost risks;

•	second, our Commercial and Consumer segment revenue is expected to decline in the nearer term, by several single digit millions of dollars, associated with our exit from a legacy front surface mirror business and our consolidation activities; and

•	third, we are facing a July 1, 2006 compliance deadline with respect to the European Union’s restrictions on the hazardous materials content of certain products we make, commonly referred to as RoHS. While we are working diligently to satisfy our customers’ requirements with respect to such restrictions, we cannot preclude the possibility of negative revenue and profitability impacts from our Optical Communications segment this quarter due to any failures in this respect.

Gross Profit:

Gross profit in the third quarter of fiscal 2006 increased 366%, or $90.7 million, to $115.5 million from $24.8 million in the third quarter of fiscal 2005 and increased sequentially 11%, or $11.3 million, from $104.2 million in the second quarter of fiscal 2006.

The year over year increase of $90.7 million is primarily due to the addition of Communications Test and Measurement, additional gross profit in Optical Communications primarily from an increase in sales volume and savings from our on-going manufacturing cost reduction programs. In addition, the third quarter fiscal 2006 includes a stock compensation expense of $0.9 million related to the adoption of SFAS 123(R).

The sequential increase in gross profit of $11.3 million reflects a decrease in purchase price accounting adjustments from the acquisition of Acterna and savings from our on-going manufacturing cost reduction programs.

Gross profit in the nine months ending March 31, 2006 increased 178%, or $173.8 million, to $271.3 million from $97.5 million in the comparable period in the prior year. The increase is primarily due to the additional gross profit from Communications Test and Measurement from the acquisition of Acterna and the savings from our on-going manufacturing cost reduction programs. In addition, the nine months ended March 31, 2006 includes stock compensation expense of $2.3 million related to the adoption of SFAS 123(R).

As discussed in more detail under “Net Revenue” above, we sell products in certain markets that are undergoing product, architectural and business model transitions, have high customer concentrations, are highly competitive (increasingly due to Asia-based competition) and consolidating, are price sensitive and are affected by customer seasonal and mix variant buying patterns. These factors along with our continuing ongoing product and manufacturing transitions, supplier constraints and factory utilization and execution issues, can and will result in pressure on, and quarterly variability in, our gross profit. In addition to the risks and uncertainties discussed under “Net Revenue” above, we face additional risks and uncertainties, associated with new product introductions that could impair future gross profits. Currently, the introduction of new products, such as ROADM’s, optical switches, tunable transponders, high speed transponders, solid state lasers and display components, which due to the untested nature of the products and the potential for complexity have incurred and are expected to continue to incur relatively higher start-up costs and increased yield and product quality risk. Issues associated with some of these products have negatively impacted and could continue to negatively impact our gross profit.

Research and Development (“R&D”) and Selling, General and Administrative (“SG&A”):

R&D and SG&A expenses in the third quarter of fiscal 2006 increased 114%, or $69.0 million, to $129.5 million from $60.5 million in the third quarter of fiscal 2005 and increased sequentially 4%, or $5.5 million, from $124.0 million in second quarter of fiscal 2006.

The year over year increase of $69.0 million is primarily due to the recent acquisitions of Acterna, Agility and Lightwave, additional finance support costs and higher compensation expenses, including the adoption of SFAS 123(R). The third fiscal quarter 2006 includes stock compensation expense of $3.2 million from the adoption of SFAS 123(R).

The sequential increase of $5.5 million is primarily due to additional finance support costs and addition personnel to enhance the capabilities in various sales, marketing, and corporate general and administrative functions.

R&D and SG&A expenses in the nine months ending March 31, 2006 increased 88%, or $167.5 million, to $357.6 million from $190.1 million in the comparable period in the prior year. The increase is primarily due to the recent acquisitions of Acterna, Agility and Lightwave, additional finance support and compensation expenses including the adoption of SFAS 123(R). The nine months ended March 31, 2006 includes stock compensation expense of $8.4 million from the adoption of SFAS 123(R).

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

We intend to continue to aggressively address our SG&A expenses and reduce these expenses as and when opportunities arise. We have in the recent past experienced, and expect to continue to experience in the future, certain non-core expenses, such as litigation and dispute related settlements and accruals, which could increase our SG&A expenses, and impair our profitability expectations, in any particular quarter. We are also increasing SG&A expenses in the near term to complete the integration of Acterna, particularly with respect to business infrastructure and systems matters. None of these non-core expenses, however, is expected to have a material adverse impact on our financial condition. Also, we expect to incur additional SG&A expenses as we continue to add additional corporate accounting and finance staff as well as address the requirements of the Sarbanes-Oxley Act of 2002, in particular, Section 404 thereof and our remediation of material weaknesses identified in our Annual Report on Form 10-K for fiscal 2005. There can be no assurance that our SG&A expense will decline in the future or that, more importantly, we will develop a cost structure (including our SG&A expense), which will lead to profitability under current and expected revenue levels.

Amortization of Other Intangibles:

The increase in amortization expense for the three and nine months ended March 31, 2006 is primarily due to the increase in our intangible assets subject to amortization as a result of our acquisitions of Acterna in the first quarter and Agility in the second quarter of fiscal 2006.

Based on the carrying amount of other intangibles as of March 31, 2006, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Years Ended June 30,
2006 (April 1, 2006 to June 30, 2006)	$14.7
2007	60.4
2008	53.1
2009	50.0
2010	48.4
Thereafter	140.9

Total amortization	$367.5

Acquired In-Process Research and Development:

During the three and nine months ended March 31, 2006, we incurred $0.1 million and $20.0 million of in-process research and development (“IPR&D”) expense in connection with our purchase of Acterna in the first quarter and Agility in the second quarter of fiscal 2006. The IPR&D expenses in the three months ended March 31, 2006 reflect the impact from the final Agility valuation. There were no IPR&D expenses during the three and nine months ended March 31, 2005. In accordance with generally accepted accounting principles, this IPR&D amount was expensed on the acquisition date as the acquired technology had not yet reached technological feasibility and had no future alternative uses.

Reduction of Other Long-Lived Assets:

We recorded $2.2 million for reductions in the carrying value of our long-lived assets during the nine months ended March 31, 2006. During the three and nine months ended March 31, 2005, we recorded $2.6 million and $7.1 million, respectively, reductions in the carrying value of our long-lived assets.

Assets Held and Used:

During nine months ended March 31, 2006, we recorded a write-down of $2.2 million due to the impairment of certain Commercial and Consumer assets formerly utilized in our Santa Rosa manufacturing facility. During the three and nine months ended March 31, 2005, no assets classified as held and used were reduced in value.

Assets Held for Sale:

During the three and nine months ended March 31, 2006, no assets classified as held for sale were reduced in value. During the three months ended March 31, 2005, in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), we adjusted the carrying value of the Ottawa campus and certain other assets held for sale to the fair value of such assets, which resulted in a charge to income of $3.1 million and $7.6 million, respectively.

Restructuring and Other Related Charges:

During the third quarter of fiscal 2004, we announced completion of the Global Realignment Program (“GRP”), which began in April 2001. That program focused on large-scale site and employee reductions. We continue to take advantage of opportunities to further reduce costs through targeted, customer-driven restructuring events intended to consolidate and rationalize the manufacture of our products based on core competencies and cost efficiencies.

During the three and nine months ended March 31, 2006, we incurred restructuring expenses of $8.7 million and $28.5 million, respectively. During the three and nine months ended March 31, 2005, we incurred restructuring expenses of $1.5 million and $10.6 million, respectively. During the third quarter of fiscal 2006, we recorded $0.6 million of expense to adjust certain severance and benefits and amortize retention benefits related to prior period restructuring events $6.1 million for lease termination expenses and $2.0 million for expenses associated with the transfer of manufacturing operations. As of March 31, 2006, 112 employees had been terminated. Severance and benefits are scheduled to be paid through the second quarter of fiscal 2007.

During the third quarter of fiscal 2006 the Company relocated its executive offices to Milpitas, California as its former facilities in San Jose, California no longer accommodated the needs of the organization. In addition, the Company entered into an agreement with the landlord of its former executive offices and two adjacent previously restructured manufacturing facilities to settle the remaining obligations under the leases of those facilities. In the third quarter of fiscal 2006 the Company recorded $5.7 million of net expenses associated with the transfer of its executive offices and subsequent settlement of the remaining lease obligations of the facility and adjacent previously restructured manufacturing facilities.

During the second quarter of fiscal 2006 the Company announced the transition of products manufactured at its Ottawa, Canada site to other Company facilities and to the facilities of its contract manufacturing partners. During the third quarter of fiscal 2006 the Company entered into an agreement with Fabrinet, one of its contract manufacturers, to transfer the manufacturing operations located in Ottawa, Canada to Company facilities in Shenzhen, China and St. Etienne, France. In addition, certain manufacturing operations where transferred to Fabrinet facilities in Thailand. In the third quarter of fiscal 2006 the Company recorded $2.0 million of expenses associated with the transfer of Ottawa manufacturing operations. We anticipate completing the transfer and wind down of production at Ottawa in the second quarter of fiscal 2007 and estimate actual restructuring and non-recurring charges will total approximately $17 million through completion.

During the second quarter of fiscal 2006, the Company recorded $12.8 million in expense for severance and benefits and $2.1 million to adjust accruals on restructured leases. Eight hundred twenty nine employees were notified for termination, 709 in manufacturing, 78 in research and development and 42 in selling, general and administrative functions. Eight hundred twenty four terminated employees were located in North America and 5 in Europe. As of March 31, 2006, 112 employees had been terminated. Severance and benefits are scheduled to be paid through the second quarter of fiscal 2007.

During the first quarter of fiscal 2006, the Company recorded $1.6 million in expense for severance and benefits, $1.0 million for facilities remediation and $2.2 million to adjust accruals on restructured leases. Twenty-two employees in Europe were notified for termination, 11 in manufacturing, 6 in research and development and 5 in selling, general and administrative functions. As of March 31, 2006, all of these employees had been terminated.

Our ability to generate sublease income, as well as our ability to terminate lease obligations at the amounts estimated, is highly dependent upon the economic conditions, particularly commercial real estate market conditions in certain geographies, at the time we negotiate the lease termination and sublease arrangements with third parties as well as the performances by such third parties of their respective obligations. While the amount we have accrued represents the best estimate of the remaining obligations we expect to incur in connection with these plans, estimates are subject to change. Routine adjustments are required and may be required in the future as conditions and facts change through the implementation period. Our restructuring obligations are net of sublease income or lease settlement estimates of approximately $8.9 million. If adverse macroeconomic conditions continue, particularly as they pertain to the commercial real estate market, or if, for any reason, tenants under subleases fail to perform their obligations, we may be required to reduce estimated future sublease income and adjust the estimated amounts of future settlement agreements, and accordingly, increase estimated cost to exit certain facilities. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2010.

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

Interest and Other, Net:

During the three months ended March 31, 2006, net interest and other income increased by $3.0 million compared to the same period a year ago. The increase was primarily due to income of $1.8 million from a patent settlement and the absence of net foreign exchange loses of $0.3 million that occurred in the three months ended March 31, 2005.

During the nine months ended March 31, 2006, net interest and other income increased by $1.3 million compared to the same period a year ago. The increase was primarily due to income of $1.8 million from a patent settlement.

Gain on Sale of Assets:

For the three and nine months ended March 31, 2006, we recorded net gains on sale of assets of $0.3 million and $0.4 million, respectively. Net gains were primarily related to gains from the license of certain intellectual property and transaction adjustments from the sale of inventory to our contract manufacturers. For the three and nine months ended March 31, 2005, we did not have a net gain (loss) on sale of assets.

Gain on Sale of Investments:

For the three and nine months ended March 31, 2006, we recorded net gains on sale of investments of $37.7 million and $72.8 million, respectively, primarily due to the sale of our ownership in ADVA Optical Networking (“ADVA”) and Prudential Financial, Inc (“Prudential”). We sold half of our ownership in ADVA in the fiscal quarter ended September 31, 2005 resulting in a gain of $35.1 million and the remaining half in the fiscal quarter ended March 31, 2006 resulting in a gain of $34.7 million. We sold our ownership of Prudential in the fiscal quarter ended March 31, 2006 for a gain of $2.2 million.

Reduction in Fair Value of Investments:

We periodically review our investments for impairment. In the event the carrying value of an investment exceeds its fair value and the decline in fair value is determined to be other-than-temporary, we write down the value of the investment to its fair value. During the three and nine months ended March 31, 2006, we recorded $0.4 million and $2.9 million of reductions in fair value of certain non-marketable investments. During the three and nine months ended March 31, 2005, we recorded $3.4 million and $8.4 million of reductions in fair value of certain non-marketable investments, respectively.

Income (Loss) on Equity Method Investments:

We recorded income and losses on our equity method investments representing our pro-rata share of net losses. Our equity investments include two venture capital funds and two direct investment. During the three and nine months ended March 31, 2006, we recorded losses of $0.2 million and $0.3 million, respectively. During the three and nine months ended March 31, 2005, we recorded $0.2 million of net income and $3.5 million of net losses on equity method investments, respectively.

Income Tax Expense (Benefit):

We recorded income tax expense of $2.9 million and $8.9 million for the three and nine months ended March 31, 2006, respectively, as compared to income tax benefits of $1.8 million and $3.2 million for the three and nine months ended March 31, 2005, respectively.

The income tax expense recorded for the three months ended March 31, 2006 primarily relates to income tax in certain foreign and state jurisdictions and a $0.4 million deferred tax expense associated with tax amortization of goodwill for which no financial statement amortization has occurred. The income tax expense recorded for the nine months ended March 31, 2006 primarily relates to a $3.6 million noncash charge associated with the reversal of tax benefits recognized in prior periods relating to the sale of certain marketable securities, a $0.7 million deferred tax expense associated with tax amortization of goodwill for which no financial statement amortization has occurred, and income tax in certain foreign and state jurisdictions.

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

The income tax expense recorded for the three months and nine months ended March 31, 2006 differs from the expected tax expense that would be calculated by applying the federal statutory rate to our loss before income taxes primarily due to increases in valuation allowance for deferred tax assets attributable to domestic and foreign losses from continuing operations and the $3.6 million noncash charge associated with the sale of certain marketable securities.

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

We have recorded deferred tax assets as of March 31, 2006 only to the extent they exceed certain deferred tax liabilities. In addition, we have provided a full valuation allowance on most of our deferred tax assets. We intend to maintain the valuation allowance until sufficient positive evidence exists to support reversal of some or all of it. Likewise, the occurrence of negative evidence with respect to the foreign deferred tax assets which have no valuation allowance could result in an increase in the valuation allowance in a future period. Our income tax expense recorded in the future will be reduced or increased to the extent of offsetting decreases or increases to the valuation allowance.

We are currently subject to various federal, state and foreign audits by taxing authorities. We believe that adequate amounts have been provided for any adjustments that may result from these examinations, however, it is possible that the final outcomes may differ materially from our current estimates.

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

Operating Segment Information:

We have reclassified the net revenue and operating income (loss) information disclosed below for the nine months ended March 31, 2006 and the three and nine months ended March 31, 2005 to reflect how the CODM assesses segment performance. Certain license revenue was reclassified from Commercial and Consumer to Optical Communications for the nine months ended March 31, 2005. In addition, segment operating income (loss) was reclassified for the nine months ended March 31, 2006 and the three and nine months ended March 31, 2005 to only include allocable expenses relating to selling activities.

The following table summarizes revenue by operating segment for the three and nine months ended March 31, 2006 and 2005 (in millions except for percentages):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2006	2005	Change	Percentage Change	2006	2005	Change	Percentage Change
Optical Communications
Revenue	$127.5	$101.7	$25.8	25%	$337.5	$316.0	$21.5	7%
Operating loss	2.2	(8.8)	11.0	125%	(25.6)	(28.6)	3.0	10%

Communications Test & Measurement
Revenue	126.8	—	126.8	100%	368.3	—	368.3	100%
Operating income	15.3	—	15.3	100%	61.6	—	61.6	100%

Commercial & Consumer
Revenue	61.2	64.6	(3.4)	-5%	183.9	225.3	(41.4)	-18%
Operating income	8.2	1.3	6.9	531%	26.7	21.9	4.8	22%

Purchase accounting Adjustment	(0.6)	—	(0.6)	-100%	(3.6)	—	(3.6)	-100%

The increase in operating income for Optical Communications during the three month period ended March 31, 2006 reflects the increase in demand for our AON products and the savings from our on-going manufacturing cost reduction programs.

Results of Communications Test and Measurement for the three and nine months ending March 31, 2006 reflect the acquisition of Acterna.

Despite net revenue declines in the three and nine months ending March 31, 2006, the increase in operating income for Commercial and Consumer was attributable to continued strength in our document authentication and protection business and laser products, and the impact of the Lightwave acquisition.

We operate primarily in three geographic regions: Americas, Europe and Asia-Pacific. Net revenue from customers outside the Americas represented 40% and 36% of net revenue for the three months ended March 31, 2006 and 2005, respectively. Net revenue was assigned to geographic regions based on the customers’ shipment locations. We expect revenue from international customers to continue to be an important part of our overall net revenue and an increasing focus for net revenue growth.

During the three and nine months ended March 31, 2006, no customer accounted for more than 10% of net revenue. During three months ended March 31, 2005, SICPA accounted for approximately 10% of net revenue. During the nine months ended March 31, 2005, no customers accounted for more than 10% of net revenue.

Liquidity and Capital Resources:

As of March 31, 2006, we had a combined balance of cash, cash equivalents, short-term investments and restricted cash of $847.3 million, a decrease of $457.2 million from June 30, 2005 primarily due to acquisition activities of $464.8 million. Our total debt outstanding was $470.3 million and capital lease obligations were $3.9 million at March 31, 2006. For more information, see Note 20. “Convertible Debt and Letters of Credit”.

Cash used in operating activities was $80.4 million during the nine months ended March 31, 2006, primarily due to our net loss of $105.4 million and the net change in operating assets and liabilities of $38.3 million; adjusted for non-cash items including depreciation of $41.2 million, amortization of $44.2 million and in process research and development of $20.0 million and the gain on sale of investments of $72.8 million.

Cash used by investing activities was approximately $124.0 million during the nine months ended March 31, 2006, primarily related to acquisition activities of $464.8 million, purchases of property, plant and equipment of $44.6 million, offset by cash provided by maturities and sales of short-term investments of $428.4 million, and proceeds from the sale of assets of $29.9 million.

Our investments of surplus cash are made in accordance with an investment policy approved by our Board of Directors. In general, our investment policy requires that securities purchased and held be rated A-1/P-1, A/A2 or better. No security may have an effective maturity that exceeds 36 months, and the average duration of our investment portfolio may not exceed 18 months. At any time, no more than 10% of the investment portfolio may be concentrated in a single issuer other than the U.S. government or U.S. agencies. Our investments in debt securities and marketable equity securities are classified as available-for-sale investments or trading assets and are recorded at fair value. The cost of securities sold is based on the specific identification method. Unrealized gains and losses on available-for-sale investments are reported as a separate component of stockholders’ equity. We did not hold any investments in auction rate securities at March 31, 2006.

Our financing activities for the nine months ended March 31, 2006 provided cash of $24.6 million, resulting primarily from issuance of our common stock under our employee stock option programs and our Employee Stock Purchase Plan.

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

Employee Stock Options:

Our stock option program is a broad-based, long-term retention program that is intended to attract and retain employees and align stockholder and employee interests. As of March 31, 2006, we have available for issuance 88.2 million shares of common stock underlying options for grant primarily under the Company’s 2003 Equity Incentive Plan. The exercise price is generally equal to the fair value of the underlying stock at the date of grant. Options generally become exercisable over a four-year period and, if not exercised, expire from five to ten years post grant date. The majority of our employees participate in our stock option program.

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

Status of Acquired In-Process Research and Development Projects:

We periodically review the stage of completion and likelihood of success of each of the IPR&D projects. The nature of the efforts required to develop the IPR&D projects into commercially viable products principally relates to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements. The current status of the IPR&D projects from our significant acquisitions as of March 31, 2006 is as follows:

Agility

Agility Communications was acquired in November 2005, and at the time of acquisition was in the process of developing transponders with improved design and functionality for its widely-tunable laser technology. We have incurred post-acquisition costs of approximately $1.4 million to complete these projects through March 31, 2006, and we do not anticipate any further investment will be required.

Acterna

Acterna, Inc. was acquired in August 2005, and at the time of acquisition was in the process of developing multiple products. We have incurred post-acquisition costs of approximately $16.7 million to date and estimate that additional investment of approximately $12.7 million in research and development will be required during fiscal years 2006 and 2007 to complete the IPR&D projects.

Lightwave

Lightwave Electronics Corporation was acquired in April 2005, and at the time of acquisition was in the process of developing multiple diode pumped solid state laser products. We have incurred post-acquisition costs of $2.3 million to date and estimate that additional investment of approximately $2.9 million in research and development will be required during fiscal years 2006 and 2007 to complete the IPR&D projects.

E2O

E2O was acquired in May 2004 and was in the process of developing a shortwave Vertical-Cavity Surface-Emitting Laser (“VCSEL”) as of the date of acquisition. We have incurred post-acquisition costs of $2.7 million to date and estimate that an additional investment of approximately $0.2 million in research and development will be required. The project is expected to be completed in the fourth quarter of fiscal 2006. The differences between the actual outcome noted above and the assumptions used in the original valuation of the technology are not expected to have a significant impact on our results of operations and financial position.

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

The following table provides information about our foreign currency forward and option contracts outstanding as of March 31, 2006. The forward contracts, most with a tenor of less than one month, were transacted near month end; therefore, the fair value of the majority of the contracts is approximately zero.

(in millions)	Contract Amount (Local Currency)	Contract Amount (USD)	Fair Value at March 31, 2006 (USD)
Canadian Dollar (contracts to sell CAD/ buy USD)	CAD 4.1	3.5	—
Chinese Renminbi (contracts to sell CNY/ buy USD)	CNY 239.4	30.0	0.2
British Pound (contracts to buy GBP/ sell USD)	GBP 12.0	20.8	—
Euro (contracts to sell EUR/ buy USD)	EUR 53.5	64.4	—

Total USD notional amount of outstanding Foreign Exchange Contracts		118.7

Net unrealized gain (loss) on derivative financial instruments		—	0.2

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

Investment and Interest Rate Risk:

Our investment portfolio consists of a variety of financial instruments, including fixed- and floating-rate bonds, municipal bonds, money market instruments, corporate bonds and Treasury and Agency securities. These instruments are not leveraged as of March 31, 2006, and are held for purposes other than trading. Part of our investment portfolio also includes minority equity investments in several publicly traded companies, the values of which are subject to market price volatility. These investments are generally classified as available-for-sale and, consequently, are recorded on our balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity.

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

As of the end of the period covered by this report, JDS Uniphase carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Even though process and control improvements have been implemented and additional key resources have been hired, we will continue to consider our disclosure controls and procedures to be not effective until testing of the improved processes and controls have been completed by the Company. During the first nine months of fiscal year 2006, we took the following general remediation steps related to our 2005 material weaknesses as follows:

•	Instituted recruiting efforts for the hire of additional finance staff including the hiring of a Senior Tax Director, Director of Corporate Accounting, Director of Revenue Recognition, Accounting Manager, and additional junior accounting staff. We are in the process of recruiting several other key positions such as Corporate Controller and Director of Technical Accounting;

•	Establish procedures to improve communications and the flow of corporate and financially significant information between finance other business functions; and

•	Establish process and procedures to implement improved controls around non routine transactions and to increase the level of analysis and review of complex, recurring and non recurring transactions.

Management continues to monitor, revise and execute its remediation plan. While the above general summary is designed to remediate the material weaknesses as described in our Form 10-K for fiscal year 2005, the actual remediation of the material weaknesses is subject to our 2006 year end procedures and the evaluation of the results of our testing. While we believe that our remediation efforts to date have improved our controls and procedures as compared to 2005, as of the date of this Form 10-Q, we have not fully remediated our prior year material weaknesses and may not by June 30, 2006. In addition, subject to our 2006 year end procedures and results of our testing, other material weaknesses may come to our attention that require remediation. We have made significant acquisitions during fiscal year ended 2006 that require our assessment of the acquired companies’ internal control policies, procedures, and practices.

Acterna and Agility, our recent acquisitions, had internal control procedures and disclosure controls and procedures at the date of acquisition that had not been designed or maintained for public company financial reporting. We continue to evaluate both Acterna’s and Agility’s financial internal controls and disclosure controls and procedures and, as of the end of the period covered by this report, have not yet fully completed our evaluation. Based on the evaluation to date, we have concluded that significant remediation is needed and we are taking actions to improve the financial statement controls, procedures and processes. The decentralized nature of Acterna’s and Agility’s operations presents a significant challenge to our integration efforts.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Pending Litigation

The Securities Class Actions:

Litigation under the federal securities laws has been pending against the Company and certain former and current officers and directors since March 27, 2002. On July 26, 2002, the Northern District of California consolidated all the securities actions then filed in or transferred to that court under the title In re JDS Uniphase Corporation Securities Litigation Master File No. C-02-1486 CW, and appointed the Connecticut Retirement Plans and Trust Funds as Lead Plaintiff or Connecticut’s Treasurer’s Office or CTO.

The complaint in In re JDS Uniphase Corporation Securities Litigation, C-02-1486 (N.D. Cal.), purports to be brought on behalf of a class consisting of those who acquired the Company’s securities from October 28, 1999, through July 26, 2001, as well as on behalf of subclasses consisting of those who acquired the Company’s common stock pursuant to its acquisitions of OCLI, E-TEK, and SDL. Plaintiffs allege that defendants made material misstatements and omissions concerning demand for the company’s products, improperly recognized revenue, overstated the value of inventory, and failed to timely write down goodwill. The complaint seeks unspecified damages and alleges various violations of the federal securities laws, specifically Sections 10(b), 14(a), 20(a), and 20A of the Securities Exchange Act of 1934 and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933. In January 2005, the Court denied the motion to dismiss claims against the Company, Jozef Straus, Anthony R. Muller, and Charles Abbe, and granted in part and denied in part the motion to dismiss claims against Kevin Kalkhoven. Defendants subsequently filed answers denying liability for the claims asserted against them.

At a case management conference on July 15, 2005, the Court ordered the parties to mediate. Pursuant to the Court’s order, the parties appeared at mediation sessions on November 29, 2005, and March 28, 2006, before the Hon. Daniel Weinstein (Ret.) and Catherine Yanni, but did not succeed in resolving their differences.

On November 18, 2005, the Court held a case management conference. At that conference the Court ordered the fact discovery be completed by September 29, 2006, and that expert discovery be completed by January 29, 2007. On December 21, 2005, the Court granted CTO’s motion for class certification. On January 23, 2006, CTO moved for approval of its proposed plan for providing notice of class certification to members of the Plaintiff class. On April 6, 2006, the Court granted CTO motion for approval of its proposed plan for providing notice of class certification to members of the Plaintiff class. Discovery is ongoing. The next case management conference is scheduled for May 4, 2007, and trial is set to begin on August 13, 2007.

A related securities case, Zelman v. JDS Uniphase Corp., No. C-02-4656 (N.D. Cal.), is purportedly brought on behalf of a class of purchasers of debt securities that were allegedly linked to the price of JDSU’s common stock. The Zelman complaint alleges that the debt securities were issued by an investment bank during the period from March 6, 2001 through July 26, 2001. The complaint names the Company and several of its former officers and directors as Defendants, alleges violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5, and seeks unspecified damages. On August 26, 2005, Defendants answered the complaint. On November 16, 2005, the Court granted Plaintiffs’ motion for class certification, which Defendants had not opposed. At a case management conference on November 18, 2005, the Court ordered that discovery in the Zelman action proceed according to the same schedule as discovery In re JDS Uniphase Corporation Securities Litigation. On January 9, 2006, the Court granted Plaintiffs’ motion for approval of their proposed form and method of class notice, which Defendants had not opposed. No trial date has been set.

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

On November 28, 2005, another derivative action was filed against JDSU and certain of its current and former officers and directors in federal court. That action, titled Trasky v. Straus, No. C-05-4855 (N.D. Cal.), asserts claims for breach of fiduciary duty, abuse of control, gross mismanagement, unjust enrichment, insider trading, and constructive fraud, and seeks unspecified damages and equitable relief. On March 16, 2006, the Trasky action was consolidated with the Corwin action, which has been stayed since January 2005, as noted above.

In the California state derivative action, In re JDS Uniphase Corporation Derivative Litigation, Master File No. CV806911 (Santa Clara Super. Ct.), the complaint asserts claims for breach of fiduciary duty, waste of corporate assets, abuse of control, gross mismanagement, unjust enrichment, and constructive fraud purportedly on behalf of the Company and certain of its current and former officers and directors. The complaint also asserts claims for violation of California Corporations Code Sections 25402 and 25502.5 against defendants who sold the Company’s stock and asserts claims for breach of contract, professional negligence, and negligent misrepresentation against the Company’s former auditor, Ernst & Young LLP. The complaint seeks unspecified damages. On April 24, 2006, the Court approved the parties’ stipulation staying the California derivative action until January 16, 2007, subject to the parties’ rights to seek a lifting of the stay based on developments in the federal securities action. On April 24, 2006, the Court also approved the parties’ stipulation in the shareholder inspection demand action brought by the plaintiff in the California derivative action. Pursuant to that stipulation, the shareholder inspection demand action is stayed until January 16, 2007, subject to the parties’ rights to seek a lifting of the stay based on developments in the federal securities action.

No activity has occurred in Cromas v. Straus, Civil Action No. 19580 (Del. Ch. Ct.), the Delaware derivative action, since our last filing.

The OCLI and SDL Shareholder Actions:

Plaintiffs purporting to represent the former shareholders of OCLI and SDL have filed suit against the former directors of those companies, asserting that they breached their fiduciary duties in connection with the events alleged in the securities litigation against the Company. Plaintiffs in the OCLI action, Pang v. Dwight, No. 02-231989 (Sonoma Super. Ct.), purport to represent a class of former shareholders of OCLI who exchanged their OCLI shares for JDSU shares when JDSU acquired OCLI. The complaint names the former directors of OCLI as defendants, asserts causes of action for breach of fiduciary duty and breach of the duty of candor, and seeks unspecified damages. No activity has occurred in the OCLI action since our last filing. The plaintiffs in the SDL action, Cook v. Scifres, Master File No. CV814824 (Santa Clara Super. Ct.), purport to represent a class of former shareholders of SDL who exchanged their SDL shares for JDSU shares when the Company acquired SDL. Plaintiffs filed an amended complaint on September 12, 2005. The complaint names the former directors of SDL as Defendants, asserts causes of action for breach of fiduciary duty and breach of the duty of disclosure, and seeks unspecified damages. Defendants demurred to the complaint on October 12, 2005. That demurrer is scheduled to be heard on August 15, 2006. A case management conference is also scheduled for August 15, 2006. Limited discovery in the SDL action has occurred. No trial date has been set in either the OCLI or SDL action.

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

Item 1A. Risk Factors

As part of the Company’s continuing process of regularly reassessing the risks of our business, most of the risk factors set forth below have been updated from the Company’s most recent Form 10-Q for the quarter ended December 31, 2005, filed with the SEC on February 8, 2006. In particular, the risk factors entitled “If we incur more restructuring-related charges than currently anticipated, our consolidated financial condition and results of operations may suffer”, “Variability of manufacturing yields may affect our gross margins”, “The use of open source software in our products, as well as those of our suppliers, manufacturers and customers, may expose us to additional risks and harm our intellectual property position” and “We are exposed to risks related to our indemnification of third parties” have been included in this Form 10-Q based on the Company’s current assessment of new or changing risks facing the Company.

We have a history of net losses, and our future profitability is not assured.

We incurred net losses of $261.3 million, $115.5 million and $933.8 million in our fiscal years ended June 30, 2005, 2004 and 2003, respectively, and a net loss of $105.4 million for the nine months ended March 31, 2006. Although we have made progress both in reducing costs associated with our legacy business, as well as in significantly improving our operating results (principally through the acquisition of Acterna in the first quarter of fiscal 2006), a confluence of factors may reduce the impact of these improvements, and also may undermine our ability to grow revenues or to achieve future profitability. These factors include, among others:

•	uncertain future telecom carrier and cable operator capital spending levels, which particularly affects our OpComm and CommTest segments;

•	fluctuations in demand for, and sales of, our products;

•	adverse changes to our product mix, both fundamentally (resulting from new product transitions, the declining profitability of certain legacy products and the termination of certain formerly higher margin products, among other things) and due to quarterly demand fluctuations;

•	adverse charges associated with underutilization of our manufacturing capacities;

•	intense pricing pressure across our product lines (due to competitive forces, increasingly from Asia, and to a highly concentrated customer base for many of our product lines), which continues to offset many of the cost improvements we are realizing quarter over quarter;

•	availability and cost of components for our products;

•	increasing commoditization of previously differentiated products, principally in our optical communications markets, and the concomitant negative effect on average selling prices and profit margins, particularly in our OpComm segment;

•	continuing execution challenges, particularly in our OpComm and commercial laser product portfolio, which limit revenue opportunities and harm profitability, market opportunities and customer relations;

•	restructuring charges, employee severance expenses and other costs associated with asset divestitures, facility consolidations, product transfers, product terminations and other actions associated with our continuing restructuring activities;

•	revenue declines associated with terminated or divested product lines;

•	continuing redundant costs related to transitioning of manufacturing to low cost locations;

•	continuing high levels of selling, general and administrative, or SG&A, expenses; and

•	seasonal fluctuations in revenue from our CommTest products.

Taken together, these factors limit our ability to predict future profitability levels. While some of these factors may diminish over time as we improve our cost structure and focus on enhancing our product mix, several factors, such as continuous pricing pressure, increasing Asia-based competition, increasing commoditization of previously-differentiated products, a highly concentrated customer base for many of our product lines and seasonal CommTest revenue fluctuations, are likely to remain endemic to our businesses. If we fail to achieve profitability expectations, the price of our debt and equity securities, as well as our business and financial condition, may suffer.

Our Communications Test and Measurement Segment is particularly vulnerable to seasonal variations in its business.

The majority of the products in our CommTest segment are subject to significant seasonal fluctuations in demand. Reasons for this seasonal variation include, among other things, the customary capital equipment and research and design buying patterns of the telecommunications carriers and cable service providers, which are the most significant customers for our CommTest products. As a consequence, we expect seasonal demand fluctuations to cause significant, periodic variations in our financial results for this reportable segment. Moreover, our overall financial results will be adversely impacted by these seasonal fluctuations to the extent that financial results from our other reportable segments do not offset the declines in our CommTest segment.

If information networks do not continue to expand as expected, our business will suffer.

Our future success as a manufacturer of optical components, modules and subsystems, and communications test and management products ultimately depends on the continued growth of the communications industry and, in particular, the continued expansion of global information networks. As part of that growth, we are relying on increasing demand for high-content voice, video, text and other data delivered over high-speed connections (i.e., high bandwidth communications). As network usage and bandwidth demand increase, so does the need for advanced networks to provide the required bandwidth and for advanced instruments and equipment to facilitate the installation, maintenance and operation of these networks. Without network and bandwidth growth, the need for our products, and hence our future growth as a manufacturer of these products, is jeopardized. Currently, while increasing demand for network services and for broadband access, in particular, is apparent, growth is limited by several factors including, among others, an uncertain regulatory environment, reluctance from content providers to supply video and audio content over the communications infrastructure, and uncertainty regarding long-term sustainable business models as multiple industries (cable, traditional telecommunications, wireless, satellite, etc.) offer non-complementary and competing content delivery solutions. Ultimately, should long-term expectations for network growth and bandwidth demand not be realized or not support sustainable business models, our customers and our business would be significantly harmed.

Without stability and growth in our non-communications businesses our margins and profitability may suffer.

The CCPG segment represents a material, although varying, portion of our total net revenue. Gross margins associated with products in this segment often exceed those from products in the OpComm segment. While we believe that actions we have taken in the last several quarters (including, among other things, divestitures and end of life programs) have significantly reduced the financial risk associated with our optics and display business, revenue declines associated with CCPG have had, and may in the future continue to have, a disproportionate impact on total company profitability measures in any quarter. Accordingly, our strategy emphasizes the growth opportunities in all of our reported segments, as we seek to expand our markets and customer base, improve the profitability of our product portfolio and improve time to revenue. Therefore, we are engaged in exploring new investments, strategic partnerships and product opportunities in CCPG, particularly in our coating technologies and laser businesses, as well as in our pigments business. Contractions in these markets or our failure to execute programs related to such investments, partnerships and opportunities may significantly harm our business.

Our optics and display business has suffered significant recent setbacks and is subject to major transition and risk.

In recent periods, our optics and display revenues have declined substantially from historic levels, due to, among other things, product line terminations, market seasonality, increased competition, pricing pressures and uncertain demand levels. In response, we have elected to phase out or divest certain products, outsource the manufacture of one product and consolidate the manufacturing resources related to the remainder of the business. We may incur additional costs or suffer additional adverse financial and operational impacts related to declines in our optics and display business.

Actions to improve our cost structure are costly and risky and the timing and extent of expected benefits is uncertain.

In response to our profitability concerns we are working vigorously to reduce our cost structure. We have taken, and expect to continue to take, significant actions (including site closures, product transfers, asset divestitures and product terminations) in furtherance of this goal. In this regard, over the past several quarters we have initiated several major cost reduction initiatives. These initiatives include the transfer of manufacturing of certain of our products to contract manufacturing partners and our Shenzhen, China, facilities, site consolidations and divestitures, product line and operations divestitures, end of life programs and significant headcount reductions. We expect to continue to take additional, similar actions for the foreseeable future opportunistically. We cannot be certain that these programs will be successful or completed as and when anticipated. These programs are costly, and we have incurred, and will continue to incur, expenses to complete them. In addition, these programs are risky, as they are time-consuming and disruptive to our operations, employees, customers and suppliers, with no guarantee that the expected results (particularly cost savings and profitability expectations) will be achieved as and when projected or that the costs to complete these programs will not increase above expected levels. Cost savings achieved through these programs may not be timely or sufficient enough to offset continuing pricing declines.

If we incur more restructuring-related charges than currently anticipated, our consolidated financial condition and results of operations may suffer.

In April 2001, we initiated the Global Realignment Program, or GRP, under which we began restructuring our business in response to the economic downturn. Through June 30, 2005, we recorded total related restructuring charges of $659.0 million, before net cumulative adjustments of ($6.8) million. Through the nine months ended March 31, 2006, we recorded restructuring charges of $28.5 million, and in the future, may incur additional charges or write-offs in connection with restructurings. These charges, along with other charges, have adversely affected, and will continue to adversely affect, our results of operations and cash flows for the periods in which such charges have been, or will be, incurred.

If our contract manufacturers fail to perform their obligations, our business will suffer.

We are increasing our use of contract manufacturers as an alternative to internal manufacturing. Among other things, we recently transferred, or have agreed to transfer, several of our facilities, assets and manufacturing operations to our contract manufacturer, Fabrinet Co. Ltd., and have also agreed to transfer the manufacture of certain other products to an additional contract manufacturer. Accordingly, our reliance on these and other contract manufacturers as primary manufacturing resources is growing significantly. Consequently, we are increasingly exposed to the general risks associated with the businesses, operations and financial condition of our contract manufacturers, including, among other things, the risks of bankruptcy, insolvency, management changes, adverse change of control, natural disasters and local political or economic volatility or instability. Thus, if our contract manufacturers do not fulfill their obligations to us on a timely basis for any reason, or if we do not properly manage these relationships and the transition of assets, operations and product manufacturing to these contract manufacturers, our business and customer relationships will suffer. In addition, by undertaking these activities, we run the risk that the reputation and competitiveness of our products and services may deteriorate as a result of the reduction of our control over quality and delivery schedules. We also may experience supply interruptions, cost escalations and competitive disadvantages if our contract manufacturers fail to develop, implement or maintain manufacturing methods appropriate for our products and customers. In this regard, we have experienced, and continue to periodically experience, difficulties (such as delays, interruptions and quality problems) associated with products we have transferred to contract manufacturers. If we are forced to transfer manufacturing from one contract manufacturer to another there would likely be additional cost and delay involved. These may continue, resulting in, among other things, lost revenue opportunities, customer dissatisfaction and additional costs.

We have continuing concerns regarding the manufacture, quality and distribution of our products. These concerns are heightened as new product offerings and overall demand increase.

Our success depends upon our ability to deliver high quality products on time and at acceptable cost to our customers. As a technology company, we constantly encounter quality, volume and cost concerns. Currently, a combination of factors is exacerbating our concerns, including:

•	our continuing cost reduction programs, which include site consolidations, asset divestitures, product transfers (internally and to contract manufacturers) and employee reductions, require the re-establishment and re-qualification by our customers of complex manufacturing lines, as well as modifications to systems, planning and operational infrastructure. During this process, we have experienced, and continue to experience additional costs, delays in re-establishing volume production levels, supply chain interruptions, planning difficulties, inventory issues, factory absorption concerns, and systems integration problems;

•	increases in demand for certain of our products, in the midst of our cost reduction programs, are straining our execution abilities as well as those of our suppliers, as we are experiencing periodic and varying capacity, workforce and materials constraints, enhanced by the impact of our ongoing product and operational transfers; and

•

recently, we have commenced a series of new product programs and introductions, particularly in our circuit pack, communications modules, optical switches and test and management products, which due to the untested and untried nature of the relevant products and of their manufacture with their increased complexity, expose us to yield and product quality risk internally and with our materials suppliers.

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

Variability of manufacturing yields may affect our gross margins.

We manufacture products using highly complex processes that require technologically advanced equipment and continuous modification to improve yields and performance. Manufacturing yields depend on a number of factors, including the volume of production due to customer demand and the nature and extent of changes in specifications required by customers for which we perform design-in work. Difficulties in the manufacturing process, the effects from a shift in product mix, changes in product specifications and the introduction of new product lines can reduce yields or disrupt production and thereby increase our manufacturing costs. We may experience difficulties in achieving planned yields, which may adversely affect our gross margins. An increase in the rejection rate of products during the quality control process can also result in lower yields and margins. If we are unable to continue to improve yields in the future, particularly during the production of new products or introduction of new process technologies, we may be unable to meet our customers’ requirements and our results of operations could be materially and adversely affected.

If our customers do not qualify our manufacturing lines for volume shipments, our operating results could suffer.

Customers will not purchase certain of our products, other than limited numbers of evaluation units, prior to qualification of the manufacturing lines for the products. This concern is particularly relevant to us as we continue programs to reduce costs through targeted, customer-driven, restructuring events, which involve the relocation of certain of our manufacturing internally and to external manufacturers. Each new and relocated manufacturing line must undergo rigorous qualification testing with our customers. The qualification process can be lengthy and is expensive, with no guarantee that any particular product qualification process will lead to profitable product sales. The qualification process determines whether the manufacturing line achieves the customers’ quality, performance and reliability standards. Our expectations as to the time periods required to qualify a product line and ship products in volumes to customers may be erroneous. Delays in qualification can cause a long-term supply program to be cancelled. These delays will also impair the expected timing, and may impair the expected amount, of sales of the affected products. Nevertheless, we may, in fact, experience delays in obtaining qualification of our manufacturing lines and, as a consequence, our operating results and customer relationships would be harmed.

We could incur significant costs to correct defective products.

Our products are rigorously tested for quality both by our customers and by us. Nevertheless, our products do, and may continue to, fail to meet customer expectations from time-to-time. Also, not all defects are immediately detectible. Customers’ testing procedures are limited to evaluating our products under likely and foreseeable failure scenarios. For various reasons (including, among others, the occurrence of performance problems that are unforeseeable in testing or that are detected only when products are fully deployed and operated under peak stress conditions), our products may fail to perform as expected long after customer acceptance. Failures could result from faulty design or problems in manufacturing. In either case, we could incur significant costs to repair and/or replace defective products under warranty, particularly when such failures occur in installed systems. We have experienced such failures in the past and remain exposed to such failures, as our products are widely deployed throughout the world in multiple demanding environments and applications. In some cases, product redesigns or additional capital equipment may be required to correct a defect. We have in the past increased our warranty reserves and have incurred significant expenses relating to certain communications products. Any significant product failure could result in lost future sales of the affected product and other products, as well as severe customer relations problems, litigation and damage to our reputation.

If we cannot develop new product offerings or if our new product offerings fail in the market, our business will suffer.

We are a technology-dependent company. Our success or failure depends, in large part, upon our ability to continuously and successfully introduce and market new products and technologies meeting or exceeding our customers’ expectations in a timely manner. Accordingly, we intend to continue to develop new product lines and improve the business for existing ones. However, we have considerably reduced our research and development spending from historic levels and some of our competitors now spend considerably higher percentages of their revenues on research and development than we do. If we fail to develop and sustain a robust, commercially viable product pipeline, our business will suffer.

In recent periods, we have increased our focus on new products, particularly in our circuit pack, communications modules, optical switches and test and measurement businesses. However, several of the key relevant products are untried and untested and have not yet demonstrated long-term commercial viability. Occasionally, problems occur causing us to cancel or adjust new product programs. Current challenges, which we are experiencing across our new product efforts, include establishing sustainable pricing and cost models, predictable and acceptable quality and yields, and adequate and reliable supply chains, as well as demonstrating our (and our suppliers’) ability to scale and provide adequate facilities, personnel and other resources. We are also experiencing market timing concerns for some of our product offerings. If we fail to successfully develop and commercialize some or all of these new products, our business could suffer.

Signs of market stability are not necessarily indicative of long-term growth.

While our direct communications equipment manufacturer customer base has remained largely intact, their customer base, the service providers, has been significantly reduced due to industry consolidations and the reduction of the competitive local exchange carriers. These consolidations have the potential to directly impact our communications test business, which includes all of the major telecommunications service providers in its customer base, as well as our OpComm products. Notwithstanding signs of market stability, visibility into our markets, particularly the telecommunications market, remains limited and average selling prices continue to decline, creating uncertainty and variability in our revenue and profitability targets and projections. Because our visibility remains limited, we remain cautious and cannot predict the timing or magnitude of growth for our industries or our business at this time.

The communications equipment industry has extremely long product development cycles requiring us to incur product development costs without assurances of an acceptable investment return.

The telecommunications industry is a capital-intensive industry similar, in many respects, to any other infrastructure development industry. Large volumes of equipment and support structures are installed over vast areas, with considerable expenditures of funds and other resources, with long investment return period expectations. Moreover, reliability requirements are intense. Consequently, there is significant resistance to network redesigns and upgrades. Redesigns and upgrades of installed systems are undertaken only as required in response to user demand and competitive pressures and generally only after the applicable carrier has received sufficient return on its considerable investment. At the component supplier level this creates considerable, typically multi-year, gaps between the commencement of new product development and volume purchases. Accordingly, we and our competitors often incur significant research and development and sales and marketing costs for products that, at the earliest, will be purchased by our customers long after much of the cost is incurred and, in some cases, may never be purchased due to changes in industry or customer requirements in the interim.

Our business and financial condition could be harmed by our long-term growth strategy.

We have made, and expect in the future to make, significant investments to enable our future growth through, among other things, internal expansion programs, product development, acquisitions and other strategic initiatives. We may continue to grow our business through business combinations or other acquisitions of businesses, products or technologies. We continually evaluate and explore strategic opportunities as they arise, including business combinations, strategic partnerships, capital investments and the purchase, licensing or sale of assets. Acquisitions typically entail many risks (see “—Risks in acquisitions”). If we fail to manage or anticipate our future growth effectively, particularly during periods of industry uncertainty, our business will suffer. Through our cost reductions measures we are balancing the need to consolidate our operations with the need to preserve our ability to grow and scale our operations as our markets stabilize and recover. If we fail to achieve this balance, our business will suffer to the extent our resources and operations are insufficient to support growth.

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

We have a strategic alliance with SICPA, our principal customer for our light interference pigments which are used to, among other things, provide security features in currency. Under a license and supply agreement, we rely exclusively on SICPA to market and sell this product worldwide. The agreement requires SICPA to purchase minimum quantities of these pigments over the term of the agreement. If SICPA fails to purchase these quantities, as and when required by the agreement, for any reason, our business and operating results (including, among other things, our revenue and gross margin) will be harmed, at least in the short-term. In the long-term, we may be unable to find a substitute marketing and sales partner or develop these capabilities ourselves.

We depend on a limited number of vendors.

We depend on a limited number of contract manufacturers, subcontractors, and suppliers for raw materials, packages and standard components. Many of our important products rely on single-source suppliers for critical materials. These products include several of our advanced components, modules and subsystem products across our business. We generally purchase these single or limited source products through standard purchase orders or one-year supply agreements, and we have no long-term guaranteed supply agreements with such suppliers. In addition, many of our important suppliers are small companies facing financial stability, quality, yield, scale or delivery concerns. Some of these companies may be acquired, undergo material reorganizations or become insolvent. Others are larger companies with limited dependency upon our business, resulting in unfavorable pricing, quantity or delivery terms. The recent signs of market stability in our business have exacerbated these concerns as we increase our purchasing to meet our customers’ demands. While we are currently undertaking programs to ensure the long-term strength of our supply chain, we are experiencing and expect to continue to experience, strain on our supply chain and periodic supplier problems. Our business and results of operations could be adversely affected by a stoppage or delay of supply, substitution of more expensive or less reliable products, receipt of defective parts or contaminated materials, an increase in the price of such supplies, or our inability to obtain reduced pricing from our suppliers in response to competitive pressures. In addition, these problems have affected, and will continue to affect, our ability to meet customer expectations. If we do not identify and implement long-term solutions to our supply chain concerns, our customer relationships and business will materially suffer.

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

The markets in which we sell our products are highly competitive and characterized by rapidly changing and converging technologies, as well as continuous pricing pressure. We face intense competition from established domestic and international competitors and the threat of future competition from new and emerging companies in all aspects of our business. Much of our current competition comes from large, diversified Asian corporations, and emerging optical companies based in China. These competitors have considerable expertise, and often very low cost structures. The competitive threat is exacerbated by the overall trend towards increased commoditization of traditionally highly differentiated products, particularly in our OpComm segment. Increased pricing pressures have resulted in lower average selling prices for our OpComm products and continued operating losses for fiscal 2005 and the six months ended December 31, 2005. We expect Asian, and particularly Chinese, competition to increase across our portfolio. To remain competitive in both the current and future business climates, we believe we must maintain a substantial commitment to innovation and product differentiation, as well as significantly improve our cost structure. Our efforts to remain competitive may be unsuccessful.

Risks in acquisitions.

Our growth is dependent upon market growth, our ability to enhance our existing products and the introduction of new products on a timely basis. We have and will continue to address the need to develop new products through acquisitions of other companies and technologies. Acquisitions involve numerous risks, including the following:

•	difficulties in integrating the operations, technologies, products and personnel of the acquired companies;

•	inadequate internal control procedures and disclosure controls to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002;

•	diversion of management’s attention from normal daily operations of the business;

•	potential difficulties in completing projects associated with in-process research and development;

•	difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

•	insufficient net revenue to offset increased expenses associated with acquisitions; and

•	potential loss of key employees of the acquired companies.

Acquisitions may also cause us to:

•	issue common stock that would dilute our current shareholders’ percentage ownership;

•	assume liabilities, some of which may be unknown at the time of such acquisitions;

•	record goodwill and non-amortizable intangible assets that will be subject to impairment testing and potential periodic impairment charges;

•	incur amortization expenses related to certain intangible assets;

•	incur large and immediate write-offs of in-process research and development costs; or

•	become subject to litigation.

Mergers and acquisitions of high-technology companies are inherently risky, and no assurance can be given that our previous or future acquisitions will be successful or will not adversely affect our business, operating results, or financial condition. We are currently devoting significant resources to the integration of our recent acquisition of Acterna, which among other things, requires significant investment in IT systems and infrastructure. Failure to manage and successfully integrate acquisitions could harm our business and operating results in a material way. Even when an acquired company has already developed and marketed products, there can be no assurance that product enhancements will be made in a timely fashion or that all pre-acquisition due diligence will have identified all possible issues that might arise with respect to such products.

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

If we fail to attract and retain key finance personnel, our ability to maintain internal control over financial reporting may be impaired.

We recently experienced a significant amount of turnover within our corporate accounting and finance department, including the departure of our Vice-President and Corporate Controller, and our Corporate Accounting Manager. We are actively recruiting to fill these and other vacancies within our corporate and operations finance teams. In addition, we are endeavoring to strengthen the technical capabilities of existing accounting and finance personnel.

Our finance personnel in new positions may require additional quarterly reporting cycles to be trained and fully familiar with our historically complex, non-routine transactions. Should we be unable to recruit the additional personnel needed in the corporate accounting and finance function to strengthen our technical capabilities, or should we increase the demands on our current resources with a large number of complex, non-routine transactions, our internal control over financial reporting could suffer. This could result in material weaknesses similar to the ones identified in our Annual Report on Form 10-K for fiscal 2005. We will also be challenged with the integration of Acterna which will further stretch our finance organization resources.

Certain of our non-communications related products are subject to governmental and industry regulations, certifications and approvals.

The commercialization of certain of the products we design, manufacture and distribute through our CCPG segment may be more costly due to required government approval and industry acceptance processes. Development of applications for our light interference pigment products may require significant testing that could delay our sales. For example, certain uses in cosmetics may be regulated by the Food and Drug Administration, which has extensive and lengthy approval processes. Durability testing by the automobile industry of our pigments used with automotive paints can take up to three years. If we change a product for any reason, including technological changes or changes in the manufacturing process, prior approvals or certifications may be invalid and we may need to go through the approval process again. If we are unable to obtain these or other government or industry certifications in a timely manner, or at all, our operating results could be adversely affected.

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

Net revenue from customers outside North America accounted for 40% and 36% of our total net revenue in the third quarter of fiscal 2006 and 2005, respectively. We expect that net revenue from customers outside North America will continue to account for a significant portion of our total net revenue. Lower sales levels that typically occur during the summer months in Europe and some other overseas markets may materially and adversely affect our business. In addition, sales of many of our customers depend on international sales and consequently further expose us to the risks associated with such international sales.

The international dimensions of our operations and sales subject us to a myriad of domestic and foreign trade regulatory requirements. As part of our ongoing integration program, we are evaluating our current trade compliance practices and implementing improvements where necessary. Among other things, we are auditing our product export classification and customs procedures and are installing trade information and compliance systems using our global enterprise software platforms. We do not currently expect the costs of such evaluation or the implementation of any resulting improvements to have a material adverse effect on our operating results or business. However, our evaluation and related implementation are not yet complete and, accordingly, the costs could be greater than expected, and such costs and the legal consequences of any failure to comply with applicable regulations could affect our business and operating results.

We are increasing operations in China, which exposes us to risks inherent in doing business in China.

As a result of our efforts to reduce costs, we have increased our manufacturing operations in China. Looking ahead we expect to expand our research and development activities in China. Our China-based activities are subject to greater political, legal and economic risks than those faced by our other operations. See “We face risks related to our international operations and revenue.” These concerns will increase as we expand our activities in China to include product research and development, which may expose our critical technology to foreign misappropriation. In particular, the political, legal and economic climate in China (both at national and regional levels) is extremely fluid and unpredictable. Our ability to operate in China may be adversely affected by changes in Chinese laws and regulations, such as those relating to taxation, import and export tariffs, environmental regulations, land use rights, intellectual property and other matters, which laws and regulations remain highly underdeveloped and subject to change, with little or no prior notice, for political or other reasons. Moreover, the enforceability of applicable existing Chinese laws and regulations is uncertain. These concerns are heightened for foreign businesses, such as ours, operating in China. In addition, we may not obtain the requisite legal permits to continue to operate in China and costs or operational limitations may be imposed in connection with obtaining and complying with such permits. Our business could be materially harmed by any changes to the political, legal or economic climate in China or the inability to enforce applicable Chinese laws and regulations.

Currently, we operate manufacturing facilities located in Shenzhen and Beijing, China. As part of our efforts to reduce costs, we continue to increase the scope and extent of our manufacturing operations in our Shenzhen facilities. Accordingly, we expect that our ability to operate successfully in China will become increasingly important to our overall success. As we continue to consolidate our manufacturing operations, we will incur additional costs to transfer product lines to our facilities located in China, including costs of qualification testing with our customers, which could have a material adverse impact on our operating results and financial condition. See also “If our customers do not qualify our manufacturing lines for volume shipments, our operating results could suffer.”

As a result of a government order to ration power for industrial use, operations in our Shenzhen facilities may be subject to possible interruptions or shutdowns. Our ability to complete manufacturing commitments on a timely basis may be adversely affected. If we are required to make significant investments in generating capacity to sustain uninterrupted operations at our Shenzhen facilities, we may not realize the reductions in costs anticipated from our expansion in China. In addition, future outbreaks of avian influenza, or other communicable diseases, could result in quarantines or closures of our Beijing and Shenzhen facilities, thereby disrupting our operations and expansion in China.

We intend to export the majority of the products manufactured at our facilities in China. Accordingly, upon application to and approval by the relevant governmental authorities, we will not be subject to certain Chinese taxes and are exempt from customs duty assessment on imported components or materials when the finished products are exported from China. We are, however, required to pay income taxes in China, subject to certain tax relief. As the Chinese trade regulations are in a state of flux, we may become subject to other forms of taxation and duty assessments in China or may be required to pay for export license fees in the future. In the event that we become subject to any increased taxes or new forms of taxation imposed by authorities in China, our results of operations could be materially and adversely affected.

Managing our inventory is complex and may include write-downs of excess or obsolete inventory.

Managing our inventory of components and finished products is a complex task. A number of factors, including the need to maintain a significant inventory of certain components that are in short supply or that must be purchased in bulk to obtain favorable pricing or require long lead times, may result in our maintaining large amounts of inventory. In addition, we base many of our operating decisions, and enter into purchase commitments, on the basis of anticipated revenue trends which are highly unpredictable. Inventory which is not used or expected to be used as and when planned may become excess or obsolete. Any excess or obsolete inventory could also result in sales price reductions and/or inventory write-downs, which historically have adversely affected our business and results of operations, and we expect to continue.

Our business and operations would suffer in the event of a failure of our information technology infrastructure.

We rely upon the capacity, reliability and security of our information technology hardware and software infrastructure and our ability to expand and update this infrastructure in response to our changing needs. We are constantly updating our information technology infrastructure. For example, we have entered into an agreement with Oracle to provide and maintain our global ERP infrastructure on an outsourced basis. Any failure to manage, expand and update our information technology infrastructure or any failure in the operation of this infrastructure could harm our business.

Our recent acquisitions of Acterna and Agility create additional burden and risk, in the short term, as we expend resources to install the appropriate information technology systems and other processes to address our expanded operations. During this transition period, we are exposed to the risks associated with incompatible and complex reporting systems.

Despite our implementation of security measures, our systems are vulnerable to damages from computer viruses, natural disasters, unauthorized access and other similar disruptions. Any system failure, accident or security breach could result in disruptions to our operations. To the extent that any disruptions or security breach results in a loss or damage to our data, or in inappropriate disclosure of confidential information, it could harm our business. In addition, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.

If we fail to remediate our current system of internal controls to an effective level, we may not be able to accurately report our financial results or prevent fraud. As a result, our business could be harmed and current and potential investors could lose confidence in our financial reporting, which could have a negative effect on the trading price of our debt and equity securities.

Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our brand, operating results and the market value of our debt and equity securities could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. Specifically, our Annual Report on Form 10-K for fiscal 2005 identified certain material weaknesses in our internal controls processes.

We are currently devoting significant resources to remediate and improve our internal controls. We have not completed such remediation or improvements and we may fail to do so. Also, we cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our debt and equity securities. Further, the impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, which could harm our business. The additions of Acterna and Agility have significantly increased the burden on our systems and infrastructure, and impose additional risk to the successful completion of our remediation plans, as well as to the ongoing effectiveness of our internal controls and disclosure controls and procedures. As privately-held companies, both Acterna and Agility lacked the systems and reporting infrastructure typical of a publicly-held company of similar size and complexity. Consequently, we expect to expend significant resources and effort in this regard and are not certain that our efforts will be successful.

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

Others, including academic institutions, our competitors and other large technology-based companies, hold numerous patents in the industries in which we operate. Some of these patents may purport to cover our products. In response, we may seek to acquire license rights to these or other patents or other intellectual property to the extent necessary to ensure we possess sufficient intellectual property rights for the conduct of our business. Unless we are able to obtain such licenses on commercially reasonable terms, patents or other intellectual property held by others could inhibit our development of new products, impede the sale of some of our current products, or substantially increase the cost to provide these products to our customers. In the past, licenses generally have been available to us where third-party technology was necessary or useful for the development or production of our products. In the future licenses to third-party technology may not be available on commercially reasonable terms, if at all. Generally, a license, if granted, includes payments by us of up-front fees, ongoing royalties or a combination of both. Such royalties or other terms could have a significant adverse impact on our operating results. We are a licensee of a number of third-party technologies and intellectual property rights and are required to pay royalties to these third-party licensors on certain software used by us as well as on some of our telecommunications products and laser subsystems.

Our products may be subject to claims that they infringe the intellectual property rights of others.

The industry in which we operate experiences periodic claims of patent infringement or other intellectual property rights. We have received in the past and, from time to time, may in the future receive notices from third parties claiming that our products infringe upon third-party proprietary rights. One consequence of the recent economic downturn is that many companies have turned to their intellectual property portfolios as an alternative revenue source. This is particularly true of companies which no longer compete with us. Many of these companies have larger, more established intellectual property portfolios than ours. At any one time we generally have various pending claims from third parties that our products or operations infringe or misappropriate their intellectual property rights or that one or more of our patents are invalid. We will continue to respond to these claims in the course of our business operations. In the past, the settlement and disposition of these disputes has not had a material adverse impact on our business or financial condition, however this may not be the case in the future. Further, the litigation or settlement of these matters, regardless of the merit of the claims, could result in significant expense to us and divert the efforts of our technical and management personnel, whether or not we are successful. If we are unsuccessful, we could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology that is the subject of the litigation. We may not be successful in such development, or such licenses may not be available on terms acceptable to us, if at all. Without such a license, we could be enjoined from future sales of the infringing product or products, which could adversely affect our revenues and operating results.

The use of open source software in our products, as well as those of our suppliers, manufacturers and customers, may expose us to additional risks and harm our intellectual property position.

Certain of the software and/or firmware that we use and distribute (as well as that of our suppliers, manufacturers and customers) may be, be derived from, or contain, so-called “open source” software that is generally made available to the public by its authors and/or other third parties. Such open source software is often made available under licenses which impose obligations in the event the software or derivative works thereof are distributed or re-distributed. These obligations may require us to make source code for the derivative works available to the public, and/or license such derivative works under a particular type of license, rather than the forms of license customarily used to protect our own software products. While we believe we have complied with our obligations under the various applicable licenses for open source software, in the event that a court rules that these licenses are unenforceable, or in the event the copyright holder of any open source software were to successfully establish in court that we had not complied with the terms of a license for a particular work, we could be required to release the source code of that work to the public and/or stop distribution of that work. Additionally, open source licenses are subject to occasional revision. In the event future iterations of open source software are made available under a revised license, such license revisions may adversely affect our ability to use such future iterations.

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

We have had numerous lawsuits filed against us asserting various claims, including securities and ERISA class actions and stockholder derivative actions. The results of complex legal proceedings are difficult to predict. Moreover, many of the complaints filed against us do not specify the amount of damages that plaintiffs seek, and we therefore are unable to estimate the possible range of damages that might be incurred should these lawsuits be resolved against us. While we are unable to estimate the potential damages arising from such lawsuits, certain of them assert types of claims that, if resolved against us, could give rise to substantial damages. Thus, an unfavorable outcome or settlement of one or more of these lawsuits could have a material adverse effect on our financial position, liquidity and results of operations. Even if these lawsuits are not resolved against us, the uncertainty and expense associated with unresolved lawsuits could seriously harm our business, financial condition and reputation. Litigation can be costly, time-consuming and disruptive to normal business operations. The costs of defending these lawsuits, particularly the securities class actions and stockholder derivative actions, have been significant, will continue to be costly and may not be covered by our insurance policies. The defense of these lawsuits could also result in continued diversion of our management’s time and attention away from business operations, which could harm our business.

Recently enacted and proposed regulatory changes will cause us to incur increased costs.

We continue to evaluate our internal control systems in order to allow our management to report on, and our independent registered public accounting firm to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. As a result, we continue to incur substantial expenses. In addition, we continue to make acquisitions and we cannot assure that we will be able to properly integrate the internal controls processes of, or effectively implement internal controls processes for, the acquired assets or companies. See also “If we fail to remediate our current system of internal controls to an effective level, we may not be able to accurately report our financial results or prevent fraud. As a result, our business could be harmed and current and potential investors could lose confidence in our financial reporting, which could have a negative effect on the trading price of our debt and equity securities.”

If we fail to manage our exposure to worldwide financial and securities markets successfully, our operating results could suffer.

We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and prices of marketable equity and fixed-income securities. We do not use derivative financial instruments for speculative or trading purposes. The primary objective of most of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, a majority of our marketable investments are investment grade, liquid, short-term fixed-income securities and money market instruments denominated in U.S. dollars. A substantial portion of our net revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, some of these activities are conducted in other currencies, primarily Canadian, European and Asian currencies. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, we may enter into foreign currency forward contracts or other hedging instruments. The contracts and other hedging instruments reduce, but do not eliminate, the impact of foreign currency exchange rate movements. Unhedged currency exposures may fluctuate in value and produce significant earnings and cash flow volatility.

As of March 31, 2006, we held investments in other public and private companies and had limited funds invested in private venture funds. Such investments represented approximately $12.3 million on our consolidated balance sheet at March 31, 2006. In addition to our investments in public companies, we have in the past made, and expect to continue to make, investments in privately held companies as well as venture capital investments for strategic and commercial purposes. For example, we had a commitment to provide additional funding of up to $0.1 million to certain venture capital investment partnerships as of March 31, 2006. In recent quarters some of the private companies in which we held investments have ceased doing business and have either liquidated or are in bankruptcy proceedings. If the carrying value of our investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, we will be required to further write down the value of our investments, which could materially harm our results of operations or financial condition.

We may be subject to environmental liabilities which could increase our expenses and harm our operating results.

We are subject to various federal, state and foreign laws and regulations governing the environment, including those governing pollution and protection of human health and the environment and, recently, those restricting the presence of certain substances in electronic products and holding producers of those products financially responsible for the collection, treatment, recycling and disposal of certain products. Such laws and regulations have been passed in several jurisdictions in which we operate. Laws governing the environmental effects of electronic products have been passed in several European Union member countries, and similar laws are now pending in various jurisdictions within the United States. The European Union has enacted the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment, or RoHS, and the Waste Electrical and Electronic Equipment, or WEEE, directives. The RoHS directive prohibits the use of certain substances, including lead, mercury, cadmium and chromium, in covered products placed on the market after July 1, 2006. The WEEE directive obligates parties that place electrical and electronic equipment onto the market in the European Union to clearly mark the equipment, register with and report to European Union regulators regarding distribution of the equipment, and provide a mechanism to recall and properly dispose of the equipment. Each European Union member country has enacted, or is expected to soon enact, legislation clarifying what is and what is not covered by the WEEE directive in that country. However, there is still some uncertainty in certain European Union countries as to which party involved in the manufacture, distribution and sale of electronic equipment will be ultimately held responsible. If we are deemed to be a manufacturer of covered products, we may be required to register as a producer in certain European Union countries, and incur financial responsibility with respect to products sold within the European Union, including products of other manufacturers that have been replaced by our products. We may also incur substantial costs to change our manufacturing processes, redesign or reformulate, and obtain substitute components for, our products that are deemed covered products under the RoHS directive. We may also incur significant inventory write-downs if certain components held in inventory become unusable because they are not RoHS-compliant. If we fail to timely provide RoHS-compliant products, we will not be able to offer our products within European Union, and we may be subject to civil or criminal liabilities.

Similar legislation has been and may be enacted in other locations where we manufacture or sell our products. We will need to ensure that we comply with such laws and regulations as they are enacted, as well as all environmental laws and regulations, and as appropriate or required, that our component suppliers also timely comply with such laws and regulations. If we fail to timely comply with such laws, we could face sanctions for such noncompliance, and our customers further may refuse to purchase our products, which would have a materially adverse effect on our business, financial condition and results of operations.

With respect to compliance with environmental laws and regulations in general, we have incurred and in the future could incur substantial costs for the cleanup of contaminated properties, either those we own or operate or to which we have sent wastes in the past, or to comply with such environmental laws and regulations; further, we could be subject to disruptions to our operations and logistics as a result of such clean-up or compliance obligations. In addition, if we were found to be in violation of these laws, we could be subject to governmental fines and liability for damages resulting from such violations. If we have to make significant capital expenditures to comply with environmental laws, or if we are subject to significant expenditures in connection with a violation of these laws, our financial condition or operating results could suffer.

We are exposed to risks related to our indemnification of third parties.

From time to time, in the normal course of business, we indemnify third parties with whom we enter into contractual relationships. These contracts primarily relate to divestiture agreements, under which we may provide customary indemnifications to purchasers of our businesses or assets, certain real estate leases, under which we may be required to indemnify property owners, and certain agreements with our officers, directors and employees. We have agreed, under certain conditions, to hold these third parties harmless against specified losses, such as those arising from a breach of representations or covenants, third party claims that our products when used for their intended purposes infringe the intellectual property rights of others, environmental and other liabilities, claims arising from our use of our leased premises our or directors, officers and employees’ service with us. If such third parties become involved in legal disputes in which they contend that we allegedly have indemnification obligations, we may be subject to potential liability. It is not possible to determine the maximum potential amount of liability under any indemnification obligations, whether or not asserted, due to our limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. Historically, payments made by us under these obligations have not been material.

We sold $475.0 million of senior convertible notes, which significantly decreased cash to debt ratio, and may cause our reported earnings per share to be more volatile because of the conversion contingency features of these notes. We may incur additional similar indebtedness, which could intensify these risks.

On October 31, 2003, we issued $475.0 million of indebtedness in the form of senior convertible notes. The issuance of these notes substantially increased our principal payment obligations and we may not have enough cash to repay the notes when due. The degree to which we are leveraged could materially and adversely affect our ability to successfully obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. In addition, the holders of those notes are entitled to convert those notes into shares of our common stock under certain circumstances which would cause dilution to our existing stockholders and lower our reported per share earnings. If, and to the extent to which we do, incur new indebtedness, the above related risks may intensify.

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

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

As of March 31, 2006, the following executive officers and members of the Company’s Board of Directors maintained “plans” under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, for trading in shares of the Company’s common stock and/or exchangeable shares:

Chris Dewees

Peter Guglielmi

Marty Kaplan

Mike Ricci

David W. Vellequette

Thomas Znotins

Item 6. Exhibits

The following documents are filed as Exhibits to this report:

Exhibit No.	Exhibit Description

3.5 (1)(2)	Amended and Restated Bylaws of JDS Uniphase Corporation, effective as of March 1, 2006

10.19 (2)	Form of Indemnification Agreement entered into March 1, 2006 between JDS Uniphase Corporation and Masood Jabbar.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-15(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-15(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(1)	Incorporated by reference to Exhibit 3.5 of the Company’s Current Report on Form 8-K filed on February 21, 2006.
(2)	Incorporated by reference to Exhibit 10.19 of the Company’s Current Report on Form 8-K filed on March 2, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JDS Uniphase Corporation
(Registrant)

Date: May 8, 2006	/s/ David Vellequette
By: David Vellequette
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)