Form 10-K
period 2006-06-30
JDS UNIPHASE CORP /CA/
filed 2006-09-14
CIK 912093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

For Annual and Transition Reports Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2006*

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO             .

Commission File Number: 0-22874

JDS UNIPHASE CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	94-2579683
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

430 North McCarthy Boulevard, Milpitas, California	95035
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:

(408) 546-5000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, par value of $.001 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 31, 2005 the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $3.9 billion, based upon the closing sale prices of the common stock and exchangeable shares as reported on the NASDAQ National Market and the Toronto Stock Exchange, respectively. Shares of common stock and exchangeable shares held by executive officers and directors have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 26, 2006, the Registrant had 1,688,154,805 shares of common stock outstanding, including 51,661,271 exchangeable shares of JDS Uniphase Canada Ltd. Each exchangeable share is exchangeable at any time into common stock on a one-for-one basis, entitles a holder to dividend and other rights economically equivalent to those of the common stock, and through a voting trust, votes at meetings of stockholders of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Part III of this Annual Report on Form 10-K is incorporated by reference to the Registrant’s definitive Proxy Statement in connection with the 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year.

*	Our fiscal year ended formally on July 1, 2006. For more information see Note 1 to Consolidated Financial Statements for information regarding Registrant’s fiscal year.

FORWARD-LOOKING STATEMENTS

Statements contained in this Annual Report on Form 10-K which are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. A forward-looking statement may contain words such as “anticipates that,” “believes,” “can impact,” “continue to,” “estimates,” “expects to,” “intends,” “may,” “plans,” “potential,” “projects,” “to be,” “will be,” “will continue to be,” “continuing,” “ongoing,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements regarding: our expectations regarding an increase in consumer demand for real-time, interactive visual and audio experiences; our beliefs regarding bandwidth growth over optical networks; our belief that we are well positioned to benefit from industry trends; our expectations regarding the impact of growing demand for network capacity and bandwidth; our belief that there will be an increase in demand for communications test & measurement instruments, systems, software and services; the consolidation of the service provider market; growing demand for commercial laser products; our belief that we have the broadest range of products and technologies available in the Optical Communications industry; our belief that we have the broadest range of wire line products and solutions available in the Communications Test & Measurement Industry; our objective to continue to be a leading supplier for all markets and industries we serve and the strategies we plan to pursue to achieve such objective; our commitment to the ongoing evaluation of strategic opportunities and the acquisition of additional products, technologies or businesses; our plans to leverage the technologies, distribution relationships, products and services gained as a result of acquisitions; our plan to continue to strengthen our partnerships with contract manufacturers for our telecommunications, data communications and laser products; our plan to centralize in-house manufacturing to our lower-cost facility in Shenzhen, China; our intention to continue to centralize many administrative functions such as information technology, human resources and finance; our devotion of substantial resources to research and development in order to develop new and enhanced products to serve our markets; our intention to establish at least two sources of supply for raw materials whenever possible; our intention not to broadly license our intellectual property rights; our expectation that seasonable demand fluctuations will cause significant, periodic variations in our financial results for our Communications Test & Measurement segment; our desire to expand out markets and customer base, improve the profitability of our product portfolio and improve time to revenue in our Advanced Optical Technologies segment and efforts to effect such changes; our efforts to reduce our cost structure; the impact of restructuring charges on our results of operations and cash flows; our efforts to divert resources from new product research and development and other functions to assist with difficulties related to execution capabilities and customer relations; our continued experiences with product failures; our intention to continue to develop new product lines and improve the business for existing ones; our expectations regarding our future growth; our continued reliance on a limited number of customers for a significant portion of our revenues; our belief that the telecommunications industry has entered a period of consolidation; our expectation that we will continue to experience strain on our supply chain and periodic supplier problems; our expectation that Asian, and particularly Chinese, competition to increase across our portfolio; our belief that we must maintain a substantial commitment to innovation and product differentiation, as well as significantly reduce cost structure to remain competitive in future business climates; our intention to continue to address the need to develop new products through acquisitions of other companies and technologies; our efforts to continue to recruit key personnel; our expectations that net revenue from international customers outside of North American will continue to account for a significant portion of our total revenue; our expectation that the costs of evaluating our current trade compliance practices and implementation of any resulting improvements will not have a material adverse effect on our operating results or business; our expectation to expand our research and development activities in China; our continued efforts to increase the scope and extent of our manufacturing operations in our Shenzhen facilities and our expectation that our ability to operate successfully in China will become increasingly important to our overall success; the expectation that we will incur additional costs to transfer product lines to our facilities located in China; our intention to export a majority of the products manufactured at our facilities in China; our intention to improve internal controls over financial reporting and our expectation that we will expend significant resources and efforts to do so; our intention to respond to intellectual property infringement claims in the course of our business operations; our belief that we have complied with our obligations under the various applicable licenses for open source software; our expectation to continue to make investments in privately held companies as well as venture capital investments for strategic and commercial purposes; our belief that the factual allegations and circumstances underlying the securities class actions, derivative actions, the OCLI and SDL actions, and the ERISA class actions are without merit and that the expense of defending such actions could be costly and may not be covered by our insurance policies; our belief that resolving claims that arise in the ordinary course of our business will not have a material adverse impact on our financial position or results of operations; our anticipation that cash dividends will not be paid in the foreseeable future; our commitment to enabling broadband and optical innovation in the communications and commercial markets; our expectation that high customer concentration, attendant pricing pressure, and other effects on our communications markets will remain for the foreseeable future; our efforts to expand our products, customers and distribution channels for several of our core competencies; our expectations that seasonality in the Communications Test & Measurements segment will continue for the foreseeable future; our expectation that the adoption of certain accounting pronouncements will not have a material adverse effect on our financial statements; our estimates for costs associated with our restructuring plans; our assumptions related to pension and postretirement benefits; our anticipation that certain product lines will not create meaningful revenue; our expectation that we will continue to encounter a number of industry and market structural risks and uncertainties that will limit our business climate and market visibility; the continued North American assembly transitions; the impact of issues associated with new product introductions; our belief that investment in R&D is critical to attaining our strategic objectives; our continued efforts to reduce total operating spending; our intention to continue to address our SG&A expenses and reduce these expenses as and when opportunities arise; our expectations regarding future SG&A expenses; our efforts to take advantage of opportunities to reduce costs through targeted, customer-driven restructuring events; our expectation that payments related to severance benefits will be paid off in the second quarter of fiscal 2007; our belief that we have provided adequate amounts for adjustments that may results from tax audits; our estimates for additional required investment in research and development in connection with our acquisitions; our belief that our existing cash balances and investments will be sufficient to meet our liquidity and capital spending requirements at least through the next 12 months; our expectation that gains and losses on derivatives will be offset by re-measurement gains and losses on the foreign currency dominated assets and liabilities; our ability to mitigate credit risk and marketability risk of our portfolio of investments; our intention to maintain a sufficient safety stock of products and to maintain ongoing communications with suppliers to guard against interruptions or cessation of supply; the expectation for the deductibility of goodwill associated with our acquisitions; the expected closing date for the sale of certain international offices in the second quarter of fiscal 2007; and our anticipation for completing the transfer and wind down of production at Ottawa in the second quarter of fiscal 2007 and estimates for associated restructuring and non-recurring charges.

Management cautions that forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in such forward-looking statements. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, including, without limitation, the following: incorrect assumptions regarding the basis for consumer demands; an unexpected decreased in the availability of broadband networks; our inability to successfully capitalize on our position in the market, industry trends and strategic opportunities; inability to meet marketplace demands; broader product offering of competitors; unanticipated SG&A expenses; inaccurate assumptions regarding the viability of certain product lines; unanticipated difficulties associated with the centralization of administrative functions; inability to timely and effectively develop, manufacture and market our new products, or enhance our existing products; our inability to accurately and timely complete valuation analyses in connection with our acquisitions; our limited ability to perceive or predict market trends; decreases in our product portfolio and revenues; immaterialized customer and market penetration resulting from our recent acquisitions; lack of resources set aside for investment in R&D; inaccurate assessment that our tax liability as a result of acquisitions and tax audits will be minimally impacted; greater than anticipated tax exposure; unexpected impairment of goodwill associated with our acquisitions; delays in bringing products to market due to development problems; inability to maintain valuation allowance; excessively high costs in the future related to enhancing our existing systems; significant changes in customer preferences; the possibility that competitors will introduce products faster than us; unanticipated difficulties in building close working relationships with manufacturers; our inability to establish relationships with alternative suppliers of raw materials; growth in our business placing unexpected strains on our resources; international expansion beyond the capacities of our current properties; loss of key personnel to competitors and an inability to effectively recruit replacements; inherent uncertainty surrounding the litigation process and the fact that litigation could result in substantial cost and diversion of our management’s attention; inability to obtain new orders from major customers; substantial technological changes in the Communications Test & Measurement solutions market; the timing of orders; an unanticipated lack of resources to invest in private companies; unanticipated fluctuations in interest and foreign currency exchange rates; and other factors set forth in “Risk Factors” and elsewhere herein. Further, our future business, financial condition and results of operations could differ materially from those anticipated by such forward-looking statements and are subject to risks and uncertainties including the risks set forth above and in Part I, Item 1A “Risk Factors” set forth in this Form 10-K. Moreover, neither we assume nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. Forward-looking statements are made only as of the date of this Report and subsequent facts or circumstances may contradict, obviate, undermine or otherwise fail to support or substantiate such statements. We are under no duty to update any of the forward-looking statements after the date of this Form 10-K to conform such statements to actual results or to changes in our expectations.

PART I

ITEM 1. BUSINESS

General

JDS Uniphase Corporation (“JDSU”) is a worldwide leading provider of innovative broadband and optical products and solutions that enable dramatic improvements in the way we communicate, detect, present, and experience information. Our products are used in communications, commercial and consumer applications including broadband and optical networks, brand protection, biotechnology, semiconductor, aerospace and defense.

Industry Trends

The storage and distribution of high-speed data, audio and video, such as high definition television (HDTV) and multi-player games, is transitioning from physical storage, compact discs (CDs), and digital video discs (DVDs) and related distribution methods to digital transmission over packet-based communications networks and storage on large-capacity servers and hard drives. These transitions require the support of higher capacity networks. Traffic generated over broadband access networks accounts for the majority of data traffic, and continues to grow. As greater bandwidth capability is delivered closer to the end user, we expect consumer demand for real-time, interactive visual and audio experiences to increase.

Many of the forces driving demand for high-bandwidth communications networks such as the emergence of Voice over Internet Protocol (VoIP), video over IP (IPTV), and on-line gaming are similarly transforming the consumer electronics industries. For example, cell phones increasingly offer integrated audio, image, and video capabilities, and digital music and video downloads over personal storage players are being rapidly adopted. We believe that the confluence of new digital consumer electronic technologies and the expanding availability of broadband networks will continue to drive significant bandwidth growth over optical networks. Given JDSU’s leadership in the broadband test & measurement and optical networking markets, we believe that we are well positioned to continue to benefit from these industry trends.

Additionally, optical technologies are increasingly being applied to solve complex problems, for example, enabling the manufacture of smaller integrated circuits for use in today’s compact consumer electronics. In the pharmaceutical sector, new drugs can be tested via induced fluorescence, and Deoxyribonucleic Acid (DNA) sequencing can be accomplished through the appropriate application of monochromatic light. Commercial and consumer products, ranging from medicines to electronics, can be protected against counterfeiting via secure labels with embedded optically variable micro flakes and other optical security devices. This technology is also used to inhibit counterfeiting of currencies and other valuable documents. These applications, in general, have been enabled through innovations in lasers, optically variable pigments, and other optical technologies. As a leader in optical innovation, we believe that JDSU can benefit as these trends and applications further evolve.

JDSU addresses three major markets: Optical Communications, Communications Test & Measurement, and Commercial and Consumer. To serve these markets, JDSU operates in three principal segments: Optical Communications, which accounted for approximately 39% of our net revenue in fiscal 2006; Communications Test & Measurement, which accounted for approximately 41% of our net revenue in fiscal 2006; and Advanced Optical Technologies, which accounted for approximately 14% of our net revenue in fiscal 2006. In addition, our Lasers business unit, included in All Other, accounted for approximately 6% of our net revenue in fiscal 2006.

In fiscal 2006, we changed our financial reporting structure with the formation of the Advanced Optical Technologies segment, which includes our Flex and Custom Optics businesses. Our Lasers business unit is being reported in the All Other category. Our Flex, Custom Optics and Laser businesses serve our Commercial and Consumer markets and were previously reported in our Consumer and Commercial segment. See “Note 17. Operating Segments and Geographical Information” of the Notes to Consolidated Financial Statements for details.

Our Optical Communications segment provides components, modules, and subsystems. They are used by communications equipment providers for telecommunications and data communications enabling the transmission, transport and receiving of video, audio, and text data encoded in optical signals over high-capacity fiber optic cables. JDSU offers a broad range of products, including tunable transmitters, receivers, amplifiers, multiplexers and demultiplexers, reconfigurable optical add/drop multiplexers (ROADMs), switches, optical performance monitors, couplers, splitters and circulators.

Our Communications Test & Measurement segment provides instruments, software, systems, and services that help communications equipment manufacturers and service providers accelerate the deployment of broadband networks and services from the core of the network to the home, including deployment over fiber to the curb, node or premise (FTTx) and digital networks. Our systems are designed to help network operators improve service quality, reduce customer turnover, and lower operating expenses. They enable the effective management of services such as VoIP and IPTV by providing visibility into the end-user experience. JDSU also provides repair, calibration, instrument management and other services to aid our customers in the rapid deployment and repair of networks and services. JDSU’s Communications Test & Measurement solutions support a broad range of network architectures and protocol requirements, including optical core (long haul and metro), optical access (FTTx, passive optical network or PON), copper access (xDSL), cable access and cable head-end (MPEG, Coax), and enterprise networks (GE, FiberChannel). Services and protocols supported include VoIP, IPTV, metro Ethernet, ATM/Frame Relay, SONET/SDH, and many others.

Our Advanced Optical Technologies segment provides document authentication, brand protection and product differentiation solutions for a range of commercial and consumer applications. It also provides thin film coated optics for applications including computer monitors and flat panel displays, projection systems, photocopiers, facsimile machines, scanners, as well as optically variable micro flakes for security applications and decorative surface treatments.

Our lasers and high-performance photovoltaic converters offer solutions for semiconductor manufacturing, defense, aerospace, instrumentation, biotechnology, material processing, various sensor, and other applications. See “Note 17. Operating Segments and Geographical Information” of the Notes to Consolidated Financial Statements.

We were incorporated in California in May 1979 and reincorporated in Delaware in October 1993. JDSU is the product of several significant mergers and acquisitions, including, among others, the combination of Uniphase Corporation and JDS FITEL Inc. to form JDS Uniphase Corporation on June 30, 1999, and major subsequent acquisitions, including Optical Coating Laboratory, Inc. (“OCLI”) in February 2000, E-TEK Dynamics, Inc. (“E-TEK”) in June 2000, SDL, Inc. (“SDL”) in February 2001, Lightwave Electronics, Corp. (“Lightwave”) in May 2005, and Acterna, Inc. (“Acterna”) in August 2005.

Available Information

We are subject to the information requirements of the Securities Exchange Act of 1934, or the Exchange Act. Therefore, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission (SEC). Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330, by sending an electronic message to the SEC at publicinfo@sec.gov or by sending a fax to the SEC at 1-202-777-1027. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically.

Our Internet address is www.jdsu.com. We post all SEC filings on our website at www.jdsu.com/investors as soon as reasonably practicable after they are electronically filed or furnished to the SEC. All such filings on our Investor Relations web site are available free of charge. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Markets

Our Optical Communications and our Communications Test & Measurement markets are driven by major trends in the communications industry. Our Commercial and Consumer market is comprised of multiple applications across several market segments.

Optical Communications and Communications Test & Measurement Markets

In the communications industry, as content providers are developing new business models to expand their distribution capabilities, they are increasingly adopting on-line channels for the distribution of rich broadband content such as music, video programming, and movies. Telecommunications service providers are, in turn, planning to increase their revenues and profitability by expanding the capabilities of their IP packet-based networks to increase their network capacity and to deliver sophisticated levels of quality of service required to meet the service requirements of the content providers and the consumers.

Telecommunications, cable television, satellite, and wireless service providers are competing with each other to offer content providers and consumers with the ability to carry virtually any type of content via bundled services. Potential benefits for service providers include increased Average Revenue per User (“ARPU”) and reduced customer turnover, thus increasing profitability and long-term competitive advantage. As a result, many providers are developing new, consolidated network architectures intended to enable a “triple-play” (i.e. integrated voice, data and video services) offering from a single provider rather than three separate services from three separate providers over three separate networks.

Additionally, the proliferation of new and higher bandwidth services, including video-based content such as news, movies, and gaming, is generating strong growth in demand for network capacity and bandwidth rates, which in turn drives demand for many types of networking, access and transport systems.

Driven by this need to offer a broadening suite of digital services, network operators worldwide are migrating to IP networks, which offer an effective solution for delivering triple-play services while lowering capital operating costs.

Within the enterprise market, demand for broadband is driven by growing intra-company (LAN or local area network) and inter-company (WAN or wide area network) information networks needs. In addition, many companies are embracing new productivity-enhancing applications such as VoIP, which replaces traditional fixed circuit, point-to-point voice communications with packet-based network routed calls, and universal messaging systems that require greater bandwidth capability and data storage requirements.

Growing demand for network capacity and bandwidth is expected to result in greater adoption of optical communications products across the telecom sector, including long haul, metro (core and access), CATV, submarine, and fiber to the premises (FTTP or FTTx) and in the storage and enterprise sectors, including LAN, storage area networks (SAN) and WAN. We believe that deployment of fiber closer to the end user increases the availability of high-bandwidth services and will result in increased demand on the metro and long-haul infrastructures into which these services feed. We believe that JDSU, with its broad optical communications product portfolios, is poised to capitalize on these developments.

To remain competitive, telecommunications and cable service providers need to provision bandwidth more rapidly to keep up with the deployment of broadband triple-play services and the consequent increase in bandwidth demand. At the same time, service providers must continue to reduce operating costs associated with high-capacity DWDM networks. Migrating to Agile Optical Networks, which employ Reconfigurable Optical Add / Drop Multiplexers (ROADM), tunable transponders, and other Agile Optical products, can provide an effective solution. A service provider can add capacity, for instance, via remote management applications, eliminating the need to dispatch technicians to each impacted node.

We believe that increasing deployments of broadband access, the expansion of IP-based services, and the need to reduce deployment time and cost will result in increased demand for communications test & measurement instruments, systems, software, and services. Such communications test & measurement solutions support the rapid deployment of new services, increase customer satisfaction by helping technicians complete installation and repair work correctly the first time, and lower operating expenses by automating and improving network installation, maintenance, and management processes. We believe our broad portfolio of test and measurement solutions position us well to benefit from these developments.

We remain cautious, however, in attempting to forecast the future. Visibility remains limited, and we cannot provide any assurance as to the timing or scale of optical network deployments. In particular, we note that the service provider market is undergoing a phase of consolidation aimed at accelerating providers’ ability to provide triple-play or quadruple-play (includes wireless) services and to compete more effectively. This action is driving consolidation among network equipment manufacturers. In addition, the deployment of triple- or quadruple-play services increases the complexity of existing IP networks. While the trend is clear, the industry has embarked upon the initial phases of a long journey.

Commercial and Consumer Market

Brand Protection and Document Authentication

The prevalence of product counterfeiting is increasing, creating the potential for consumer health and safety risks, corporate liability issues, devaluation of brand image, weakening of brand loyalty, and lost revenues. Products that have been targets for counterfeiting have included pharmaceuticals, imaging supplies, apparel, automotive parts, consumer electronic products, and electronic media.

Multiple factors are contributing to the counterfeit market, including the broad adoption of the Internet to facilitate distribution, ready availability of low-cost, extremely high-quality printing equipment to reproduce product packaging, the elimination of international trade barriers, and an increasingly mobile global society.

In response, many corporate brand owners are accelerating the introduction of protective measures, developing overt and covert packaging strategies that provide consumers and/or inspection personnel with the ability to quickly determine product authenticity, for instance, by visually detecting a color-shifting effect on the package.

JDSU provides optical products for commercial and consumer security and brand authentication applications across various markets. Products from our Advanced Optical Technologies segment protect approximately 100 currencies worldwide and have been widely adopted by leading pharmaceutical and biotechnology companies on prescription drug packaging. Companies in other industry sectors also have implemented brand protection solutions using our color-shifting technology to prevent counterfeiting of their brands.

Decorative

Global competition and an increasing range of product offerings are driving designers to look for innovative ways to differentiate their products. Products from our Advanced Optical Technology segment are used by our customers in decorative coatings to create striking or unusual visual effects.

Custom Optics

Complex, high-performance optical coatings are needed in an increasing range of applications, including medical instruments, satellite solar covers, computer-driven projectors, large screen projection televisions, aerospace, and defense. JDSU is a leading manufacturer of optical thin film coatings and components used to manage light.

Commercial Lasers

There is increased demand for high precision lasers for a variety of commercial markets, including semiconductors, materials processing and biotechnology as well as for use in imaging, aerospace and defense applications. Technology demands and trends in these markets are shaping the adoption of high-performance optical solutions. These trends include:

•	Wafer inspection and materials processing

•	Demand for electronic products with greater functionality, requiring high speed, precise micro machining, and materials processing

•	Advances in cytology (the study of cells used, for example, in the diagnosis of cancer), hematology (the study and science of blood), genome sequencing, and crime scene investigation

•	The development of innovative, non-invasive, effective measurement and analysis for bio-analysis

•	The need for remote sensing in environmental applications.

These trends are generating growing demand for commercial high-precision laser products. Market growth is further stimulated by the continuous reductions in size and power driven by adoption of solid state laser technology and the need for higher reliability in products. We believe that, as a leading provider of high-precision commercial lasers and other supporting technologies, we are poised to benefit from the development of these industry trends.

Photonic Power

Power provided over copper cables is susceptible to RF and EMI interference. Photonic Power is immune to RF and EMI, is lighter, generates less heat, and is spark-free. JDSU is a pioneer in this emerging market with applications in aerospace, medical, defense, energy, and wireless communication.

Operating Segments

Our principle operating segments are Optical Communications, Communications Test & Measurement and Advanced Optical Technologies. Our Lasers business, which includes our Photonic Power business unit, are reported in the All Other category.

Optical Communications

Our Optical Communication segment provides the broadest portfolio of components, modules, and subsystems in the industry to support optical telecommunications networks, including submarine, long haul, metro, access, and cross-connect applications. We also serve the data communications market, including SAN, LAN, and Ethernet WAN applications.

We provide the industry’s broadest portfolio of optical communications solutions required to build and maintain Agile Optical Networks. An Agile Optical Network (AON) is a dynamically reconfigurable DWDM network designed to accelerate triple-play service deployment and enable advanced wavelength applications at significantly reduced cost.

We believe the dynamically reconfigurable nature of the AON offers many unique competitive and cost advantages, enabling communications service providers to more efficiently use and scale network capacity, streamline service provisioning and modify network topology through simple “point and click” network management systems.

The breadth of our communications product offering with AON solutions is described below.

Components

High Power Pump Lasers: We supply 980-nanometer and 14xx-nm (wavelength tailored) pump lasers that are utilized in erbium-doped fiber amplifiers (EDFAs) and Raman modules for amplification of optical signals. We also offer a line of high-power, high-brightness products targeted for industrial fiber laser and FTTx applications.

Modulators: Modulators are used to encode information being sent through the network. We supply a range of modulators, including monolithically integrated internal and high performance lithium niobate external modulators.

Wavelength Lockers: We supply wavelength lockers that are used to stabilize the wavelength of lasers in DWDM transmission systems.

Wavelength Division Multiplexing (WDM) Couplers, Filters, Isolators and Circulators: WDM couplers are used to split and combine signals of different wavelengths. We also supply isolators and circulators, including fixed and tunable filters, which are used to control the direction and flow of light in a network.

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

Modules and Subsystems

Agile Optical Switches: JDSU’s Agile Optical Switch family provides the broadest portfolio of ROADM solutions to match the requirements of major market segments. These solutions are the building blocks of Agile Optical Networks and provide the flexibility to remotely reconfigure any or all wavelengths, reducing time-to-service, simplifying the network, and streamlining planning and management. This results in significant operating and capital expense reductions and faster time to revenue. In addition, our switching solutions enable the cost-effective creation and deployment of more complex network architectures.

Agile Transmission Modules: The JDSU Agile Transmission Modules family includes tunable transponders and tunable lasers. The deployment of next generation, IP-based voice, data and video services presents a new series of network management challenges for communications service providers, and we believe the flexibility enabled by JDSU’s transponders is critical to their success. Our Agile Transmission Modules also support multiple modulation formats to allow multiple applications, from ultra long haul to metro networks, in a single platform.

Agile Optical Amplifiers: Our Agile Optical Amplifiers cover a wide range of functionality and are designed to boost optical signals, permitting an optical signal to travel a greater distance between electronic terminals and regenerators. Our amplifiers also respond dynamically to accommodate changes in the number of wavelengths or signal powers using advanced transient suppression techniques. As a result, they preserve gain, flatness, and output power over a wide range of input conditions to meet the needs of reconfigurable optical networks.

Transmitters: We manufacture transmitter modules that combine source lasers, modulators, wavelength lockers, and electronic drivers in one package to create and encode optical signals.

Transceivers and Transponders: For the data communications market we offer 1 Gb/s, 2 Gb/s and 3 Gb/s Fiber Channel, and 1 Gb/s and 10 Gb/s Ethernet transceivers. Form factors supported include GBIC SFP, X2 and XFP. In the telecom segment, we offer a broad range of solutions for Synchronous Optical Network/Synchronous Digital Hierarchy (SONET/SDH) and WDM markets. Solutions offered include Small Form Factor pluggable (SFP) and 10 Gigabit Small Form Factor Pluggable (XFP) transceivers and 300 pin Small Form Factor (SFF) and LFF transponders. In addition to these fixed-wavelength telecom transponders, we offer tunable telecom transponders as part of our Agile Transmission module family.

Add-Drop Multiplexers: These modules allow systems to add and drop optical wavelengths without the need to convert to electrical signal. The modules include multiple components such as switches, wavelength multiplexers/demultiplexers, and attenuators.

Optical Channel Monitors: Optical Channel Monitors (OCM) allow optical network performance to be checked continuously in real-time. The OCM integrates all the functions needed to cost-effectively monitor wavelength, power, and optical signal to noise ratio (OSNR) performance.

WaveReady Products: These low-cost and easy-to-operate bit-rate and protocol independent modules, software, and shelves can be configured to deliver carrier class and enterprise optical transport solutions for LAN and SAN extension, Gigabit Ethernet, SONET, data, and video and to help triple play deployments. WaveReady solutions can be used with existing SONET-based networks to expand existing services such as DSL or add new services such as VoIP and provide a cost-effective solution to adding new fiber to a network. JDSU’s unique portfolio of WaveReady Network Ready Subsystems allows providers to enable bandwidth aggregation and design hybrid dense or coarse WDM optical networks. The WaveReady family is easy to manage through Simple Network Management Protocol (SNMP) and TL1 compatible communication modules as well as JDSU Node Manager software.

Optical Layer Subsystems: We provide amplifier, transponder, switching and other circuit pack subsystems, which include optics and electronics on a circuit board and/or otherwise packaged with an interface for telecommunication systems. These products contain higher levels of hardware and firmware integration, including increasing levels of embedded software intelligence.

Competition

We compete against numerous public and private companies providing fiber optic components, modules, and subsystems, including independent merchant suppliers and business units within vertically integrated equipment manufacturers, some of whom are our customers. A partial list of our public company competitors includes Avanex, Bookham Technology, Finisar, Fujitsu, Furukawa Electric, Oplink Communications, and Sumitomo Electric. In addition to these established companies, we face significant and focused competition from other companies and from emerging start-ups. While each of our product families has multiple competitors, we believe that we have the broadest range of products and technologies available in the industry. Furthermore, we believe that the breadth and product leadership of our Agile Optical Network portfolio positions JDSU well as the industry continues to migrate from fixed to reconfigurable DWDM architectures and networks.

Communications Test & Measurement

JDSU offers one of the industry’s most expansive set of communications-focused test and measurement solutions. This portfolio provides end-to-end test support across communications networks, including the core, metro, access, and home networking environments. We are a leader in the test and measurement market and have an installed base of hundreds of thousands of test instruments and systems deployed in communications networks around the world. Our customers include the world’s largest communications service providers, communications equipment manufacturers, government organizations, and large corporate customers.

JDSU’s test and measurement product portfolio includes:

Instruments — Instruments are devices that perform various communications test and monitoring functions. Designed to be mobile devices, these products assist service provider technicians in assessing the performance of network elements and segments or verifying the integrity of the information being transmitted across the network. These instruments incorporate high levels of intelligence and have user interfaces that are designed to simplify operation and minimize necessary training. JDSU’s test instruments also include those used by network equipment manufacturers (NEMs) in the design and manufacture of next-generation network equipment. Thorough testing by NEMs plays a critical role in producing the components and equipment that are the building blocks of network infrastructure.

Systems – JDSU’s systems are test and management devices that reside in our customers’ communication networks. Typically, these systems consist of hardware and software components. Using an integrated test and management system, our customers are able to analyze a variety of network elements, transmission technologies and protocols from a single console, simplifying the process of deploying, provisioning and managing network equipment and services. From a centralized location, technicians can access the test systems within the network and perform simultaneous test and monitoring functions on one or more elements, either manually or in an automated fashion. These capabilities allow network operators to initiate service to new customers faster, decrease the need for technicians to make on-site service calls and allow service providers to make necessary repairs faster and provide higher quality and more reliable services.

Software – JDSU provides software products and custom software development services for our customers. Software products address applications for network capacity management, test operations support systems and workflow solutions. Software services are provided to customize software applications and to interface JDSU software to customer operations support systems.

Services – JDSU offers a range of product support and professional services geared to comprehensively address our customers’ requirements. We provide repair, calibration, and software support services for our products as well as technical assistance on a global basis. In addition, we offer product and technology training services to our customers. Project management services are an integral part of the professional service offerings. These professional services are provided in conjunction with system integration projects that include installation and implementation. We provide product and process consulting to our customers.

Competition

We compete against various companies, including Agilent, Anritsu, Exfo, Spirent, and Sunrise. While each of our product families has multiple competitors, we believe that we have the broadest range of wireline products and solutions available in the communications test & measurement industry.

Advanced Optical Technologies

Our Advanced Optical Technologies segment represents JDSU’s center of excellence for thin film coating. Optical thin film coatings are microscopic layers of materials such as silicon and magnesium fluoride that are applied to the surface of a substrate, including glass, plastic or metal, to alter the substrate’s optical properties. Thin film coatings work by controlling, enhancing or modifying the behavior of light to produce specific effects such as reflection, refraction, absorption, abrasion resistance, anti-glare, and electrical conductivity.

Custom Optics

The aerospace, defense and medical/environmental instrumentation markets require sophisticated, custom, high-precision coated products and optical components that selectively absorb, transmit or reflect light to meet the specific performance requirements of advanced systems. We provide a wide array of precision optics and advanced optical technologies from the ultraviolet to the far infrared portion of the light spectrum. Most products are custom optical filters that require one or more thin film coatings on a simple or irregular shape. Uses for these custom optics can be found in commercial applications, scientific products and telecommunication systems, among others. Our products include infrared filters, beam splitters, and optical sensors for aerospace applications, optical filters for medical instruments, and solar cell covers for satellites. Our products in the office automation market include photoreceptors and mirrors for photocopiers, document scanners, overhead projectors, facsimile machines, and printers.

Aerospace and Defense: We provide solar cell cover glass and thermal control mirror technology. One or more of our solar products can be found on U.S. manned spacecraft, on U.S. satellites, and on international satellites. In addition, we supply various types of filters used in military defense applications such as night vision goggles and electronic counter measures.

Consumer and Commercial Electronics: We manufacture and sell products for use in home and business display systems. These products include dichroic filters, mirrors, polarization compensators, heater panels and other coated optics, and assemblies.

Instrumentation: We provide multi-cavity and linear variable infrared filters on a variety of substrates for numerous applications, including gas monitoring and analysis, thermal imaging, smart munitions, fire detection, spectroscopy, and pollution monitoring. Our filters are additionally used in biomedical applications including microscopy, cytology semiconductor test systems, and test and measurement equipment. We also provide advanced optical technologies and filters that are used to create dramatic lighting effects and project rich, saturated color in intelligent lighting systems for concerts, discotheques, stages, studios, and architectural lighting.

Document Authentication and Brand Protection

Our security products use light interference technology, which allows inks or plastics to exhibit different colors and visual effects from different viewing angles. This technology is also used to inhibit counterfeiting of currencies and other valuable documents. We also supply products incorporating proprietary interference technologies to provide brand authentication and security solutions intended to deter counterfeiting. Applications include pharmaceuticals, imaging supplies, electronics, computer, and other consumer goods. We offer these products in a wide range of flexible solutions by incorporating them into labels and packaging.

Decorative Products

Our line of decorative products utilize proprietary manufacturing processes and light interference technology to provide products with certain color characteristics that are attractive for applications in paints, cosmetics, and plastics. The products create a durable color shifting finish for automotive, consumer electronics, and other applications.

Competition

In these markets, we face competition from providers of special effect pigments, including BASF and Merck KGaA. We also face competition from Japanese coating companies such as Nidek, Toppan, and Tore as well as display component companies such as Viratec, Nitto Optical, Asahi, Nikon, and Fuji Photo-Optical. In our commercial and defense markets, we compete with optics companies such as Deposition Sciences and Barr Associates.

Lasers

Laser Products

Our portfolio of laser products includes components and subsystems used in a wide variety of OEM applications. Our broad range of products, include high-reliability industrial diode lasers, fiber lasers, helium-neon (HeNe) gas lasers, air-cooled argon gas lasers, and continuous wave and pulsed diode-pumped solid-state lasers. The solid-state lasers include low- to high-power output, ultra violet (UV), visible and IR wavelength solid state solutions. This broad portfolio addresses the needs of our customers in markets and applications such as biotechnology, materials processing, semiconductor, graphics and imaging, remote sensing/ranging, and laser marking.

Diode-Pumped Solid-State Lasers: Our diode-pumped solid-state lasers with high output power, excellent beam quality, low noise, exceptional reliability, and extremely small packaging are used in biotechnology instrumentation, material processing, graphics and imaging, semiconductor manufacturing, and laser induced fluorescence applications. We offer very low noise continuous wave green lasers, high repetition rate near infrared lasers, and high power pulsed and very high repetition rate UV lasers.

Industrial Diode Lasers: We have leveraged our telecom expertise into a family of industrial laser diode products, including components, plug and play modules and fiber-coupled devices. These diode lasers address a wide variety of applications, including laser pumping, thermal exposure, illumination, ophthalmology, image recording, printing, material processing, optical storage, and spectral analysis.

Argon Ion Lasers: We are a leading manufacturer of air-cooled argon ion lasers. Argon lasers are very stable and reliable over the entire range of operating currents and temperatures, making them well suited for complex, high-resolution OEM applications such as flow cytometry, DNA sequencing, graphics and imaging, and semiconductor inspection.

Helium-Neon Lasers: We offer helium-neon lasers in the red, green, yellow, and orange wavelengths. These products provide high output power with low noise, offering excellent beam pointing and amplitude stability, and instant start-up. These lasers are used in various applications, including bar code scanning, flow cytometry, metrology, photo processing, and alignment.

Fiber Lasers: Fiber lasers are compact in size, require simple wall-socket power, and are air-cooled, making them easy to integrate into a system. The nominal output wavelength of one micron is perfect for precision machining applications such as marking, bending and cutting, and selective soldering.

Photonic Power Solutions

JDSU is driving change in a broad range of market segments with photonic power, a revolutionary alternative to existing power delivery solutions. Delivering power over a fiber optic cable instead of copper wiring removes many of the barriers imposed by copper transport, isolating electronics from environmental factors across a broad array of applications. JDSU’s innovative power delivery system can be used to drive sensors, gauges, actuators, low power communications devices, nanotechnology, micro-electromechanical (MEM) systems, and innumerable other electronic devices. The isolated nature of the power delivery makes it ideal for applications that require a spark-free environment or that are operating under high levels of RF, EMI, or voltage, or other harsh environmental conditions. Power is provided without contributing any adverse effects. This technology can be used in an ever-increasing number of applications, including medical, energy, defense, aerospace, wireless communications, and industrial sensors.

Competition

In our Lasers business, we compete with laser companies such as Coherent and the Spectra-Physics division of Newport. Our Photonic Power solutions feature a new, innovative technology for which there are not yet direct competitive offerings.

Strategy

Our objective is to continue to be a leading supplier for all markets and industries we serve. Specifically, we plan to pursue the following product strategies:

•	The strategy of our Optical Communications segment is to help accelerate our customers’ profitability and time-to-revenue via enhanced vertically integrated optical platforms, such as higher-performance modules and circuit packs that leverage the broad optical components portfolio we sell directly to OEMs. Furthermore, we plan to help the service providers reduce their time to market and reduce operating expenses associated with the deployment of DWDM networks via the adoption of Agile Optical Networking solutions.

•	Within our Communications Test & Measurement segment, our strategy is to enhance our market position – while continuing to improve profitability – by providing communications test and management solutions that address the toughest business challenges of network operators and communications equipment manufacturers. Our focus is to enable network operators to accelerate deployment of new services, improve quality and reduce customer churn, and lower network operating expenses.

•	Our Advanced Optical Technologies segment aims to uniquely differentiate and effectively protect valuable brands via a secure, flexible, and aesthetically innovative optical platform. We also strive to supply the highest quality, best in class optical components, and assemblies with innovative coating processes that help our customers effectively differentiate their products.

•	Our Lasers business unit strives to enable our customers’ next generation laser applications, such as laser-based solutions in bio-medical, graphical, remote sensing and material processing markets, by exploiting laser product transitions from gas to solid state. Furthermore, we plan to accelerate new customer applications enabled by our high-performance Photonic Power photovoltaic converters.

In support of these product strategies, we are pursuing a corporate strategy that we believe will best position us for future opportunities in all the markets we serve. The key elements of our corporate strategy include:

•	Enabling our customers’ innovation in broadband and optical markets. We are committed to working closely with our customers from initial product design through to manufacturing and delivery. We strive to engage with our customers at the early stages of development to provide them with their entire component, module or subsystem needs. Our sales, customer support, product marketing, and development efforts are organized to maximize effectiveness in our customer interactions. Based on current and anticipated demand, we will continue to invest organically and inorganically in new technologies and products that offer our customers increased efficiency, higher performance, improved functionality, and/or higher levels of integration.

•	Shaping our product portfolio based on profitability and revenue growth. In fiscal 2006, we deliberately exited product lines with approximately $80 million of annualized revenue that were unable to contribute to our longer term profitability objectives. Acquisition targets are carefully selected to support our objective to expand our addressable market in potentially higher growth, higher profitability areas. Similarly, decisions to invest in organic product development will continue to be driven by profitability and revenue growth objectives.

•	Diversifying our customer base and product portfolio. Our acquisition strategy over the last several years has focused on our desire to diversify our business in terms of product offering and customer base. The acquisition of Acterna, for example, doubled our addressable market in the optical communications market and expanded our customer list beyond network equipment manufacturers to include carriers and cable companies. In our lasers business, the acquisition of Lightwave significantly strengthened our portfolio of solid-state lasers and improved our competitiveness as the industry transitions away from gas lasers.

•	Reducing legacy operating complexity and manufacturing costs to enable increased efficiency and quality improvement. Between 2001 and 2006, we consolidated 41 manufacturing locations. We remain committed to streamlining our manufacturing operations and reducing costs by using contract manufacturers where appropriate for our less complex, high volume products, and by situating our factories in lower-cost locations capable of consistently meeting our customers’ quality and performance requirements.

Although we expect to be successful in implementing our strategy, there are many internal and external factors that could impact our ability to meet any or all of our objectives. Some of these factors are discussed under “Risk Factors.”

Acquisitions

As part of our strategy, we are committed to the ongoing evaluation of strategic opportunities and, where appropriate, the acquisition of additional products, technologies or businesses that are complementary to, or broaden the markets for our products. During fiscal 2006, we believe we strengthened our business model by expanding our addressable market, customer base, and expertise, diversifying our product portfolio, and fortifying our core businesses through acquisition as well as through organic initiatives.

In May 2006, we completed the acquisition of Test-Um Inc. (“Test-Um”), an industry-leading provider of home networking test instruments for the FTTx and digital cable markets. By acquiring Test-Um, we expanded our channels for the sale of our broad portfolio of test instruments for broadband access networks, including the recently introduced SmartClass line of instruments. We plan to leverage Test-Um’s network of several hundred distribution partners, making our access test instruments available to the service installation and electrical contractors served by Test-Um today. In addition, the acquisition creates new market opportunities for Test-Um’s products, which will be made available through JDSU’s direct sales and service organization serving the largest telecommunications and cable service providers worldwide.

In November 2005, we completed the acquisition of Agility Communications, Inc. (“Agility”), a leading provider of widely tunable laser solutions for optical networks. The acquisition is expected to solidify our leadership position in the rapidly growing market for tunable lasers and transponders; offer an optimal path to high volume, high yield, tunable, pluggable solutions when combined with JDSU’s manufacturing scalability; establish JDSU as the broadest end-to-end agile optical network portfolio provider in the marketplace.

In August 2005, we completed the acquisition of privately held Acterna, Inc. (“Acterna”), a leading worldwide provider of broadband and optical test and measurement solutions for telecommunications and cable service providers and network equipment manufacturers. With this acquisition, we have become a leading provider of broadband test and measurement systems serving an expanded customer base that includes the largest 100 telecommunications and cable services providers and system manufacturers worldwide. The combined portfolio of products and services are expected to enhance the deployment of IP-based data, voice, and video services over optical long haul, metro, fiber-to-the-home, DSL, and cable networks. Starting the first quarter of fiscal 2006, the addition of Acterna’s Test & Measurement business comprised a new reportable segment of our business.

In May 2005, we acquired Photonic Power Systems, Inc., (“PPS”). PPS pioneered the delivery of electrical power over fiber. The acquisition of PPS supports our goal of technology innovation and could allow JDSU to enter a number of new markets, including medical, wireless communications, electrical power, industrial sensors, and aerospace applications.

In May 2005, we acquired Lightwave Electronics Corporation (“Lightwave”), a leading provider of solid-state lasers for commercial markets including materials processing, semiconductor fabrication, and biotech. The acquisition of Lightwave expanded JDSU’s product line of the higher-growth solid-state laser market broadening our customer base and reinforcing our commitment to the OEM laser business. Examples of solid-state laser applications include PC board via-hole drilling, wafer singulation for solar cells and light emitting diode (LEDs), wafer inspection and alignment, memory repair, and ultraviolet flow cytometry and confocal microscopy.

Please refer to “Note 3. Mergers and Acquisitions” of Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K for further discussion of the acquisitions completed during fiscal 2006.

Restructuring Programs & Divestitures

Since April 2001, we have significantly consolidated and rationalized the manufacturing of our products based on core competencies, cost efficiency, and alternative manufacturers, where appropriate. Among other things, we continue to strengthen our partnerships with contract manufacturers primarily for our telecommunications, data communications, and laser products. We also are centralizing in-house manufacturing to our lower-cost facility in Shenzhen, China.

In November 2004, we announced a strategic decision to sell our Singapore and Bintan, Indonesia, manufacturing operations to Fabrinet Co. Ltd. (“Fabrinet”), one of our contract manufacturers. The agreement provides us with long-term sourcing guarantees for the datacom transceivers.

In April 2005, we announced restructuring programs designed to further reduce the number of manufacturing facilities, in addition to the divestiture or exit from selected businesses and product lines that were not strategic and/or were not capable of meeting our desired profitability goals. This restructuring program included the reduction of headcount at our Santa Rosa facility, the sale of our Fuzhou, China, and Mountain Lakes, New Jersey, businesses, the transfer of our manufacturing operations in Ewing, New Jersey, and Rochester, Minnesota, to a contract manufacturer, and the sale of our CATV product line to a third party.

In September 2005, and in further support of our cost reduction program and profitability objectives, we sold our front surface mirror product line.

In November 2005, we took steps to further commit to the consolidation of our manufacturing operations and the transfer of such operations to other of our facilities and to the facilities of our contract manufacturing partners. Specifically, we closed our Rochester, Minnesota, facility and announced the transition of products manufactured at our Ottawa site to contract manufacturers and an additional phase of consolidation at our Santa Rosa facility.

In February 2006, we entered into an agreement with Fabrinet to transfer the manufacturing operations in Ottawa, Canada to company facilities in Shenzhen, China, and St. Etienne, France. In addition, certain manufacturing operations were transferred to Fabrinet facilities in Thailand. Non-manufacturing activities at the Ottawa site were unaffected by this agreement.

We have consolidated manufacturing, research and development, sales and administrative facilities through building and site closures. As of June 30, 2006, 52 sites and buildings in North America, Europe and Asia-Pacific have been closed. The process involves consolidating product lines, standardizing on global product designs, and transferring manufacturing to fewer locations. The 52 sites closed were as follows:

North America:	Allentown, Pennsylvania; Asheville, North Carolina; Calabasas, California; Camarillo, California; Columbus, Ohio; Eatontown, New Jersey; Freehold, New Jersey; Gloucester, Massachusetts; Horsham, Pennsylvania; Manteca, California; Melbourne, Florida (two sites); Mountain Lakes, New Jersey; Nashua, New Hampshire; Ottawa, Canada (three sites); Piscataway, New Jersey; Raleigh, North Carolina; Richardson, Texas; Rochester, Minnesota; Rochester, New York; San Jose, California (five sites); Santa Barbara, California; Santa Clara, California; Santa Rosa, California; Scarborough, Canada; Toronto, Canada; Valencia, California; Victoria, Canada; Westlake, California.

South America:	Cotia, Brazil

Europe:	Arnhem, Netherlands; Bracknell, United Kingdom; Eindhoven, Netherlands; Helsinki, Finland; Hillend, United Kingdom; Leobersdorf, Austria; Oxford, United Kingdom; Plymouth, United Kingdom; Torquay, United Kingdom; Waghaeusel-Kirrlach, Germany; Witham, United Kingdom.

Asia-Pacific:	Bintan, Indonesia; Fuzhou, China; Shunde, China; Sydney, Australia; Taipei, Taiwan.

We continue to centralize many administrative functions such as information technology, human resources, and finance to take advantage of common processes and controls, and economies of scale.

Our results of operations and financial condition were significantly affected by charges related to our restructuring activities, the write-downs of inventories, and the impairment of our investments and long-lived assets during fiscal 2006, 2005, and 2004. We may not be successful in our manufacturing strategy, and there are many risks to be addressed as described in the “Risk Factors” section.

Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 and Notes to the Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K for further discussion on these charges.

Sales and Marketing

We market our products primarily to service and cable providers, network equipment manufacturers, OEMs, distributors and strategic partners in North America, Europe and Asia-Pacific. Our sales organizations communicate directly with customers’ engineering, manufacturing and purchasing personnel in determining the design, performance, and cost specifications for customer product requirements.

Our customers for optical communications solutions include Agilent, Alcatel, Ciena, Cisco Systems, Ericsson, Fujitsu, Hewlett-Packard, Huawei, IBM, Lucent, Nortel, Siemens, and Bell South.

Our customers for communications test & measurement solutions include all major telecom and cable operators such as AT&T, Verizon, Deutsche Telekom, British Telecom, France Telecom, China Telecom, Telmex, Comcast, TimeWarner, and many others. Our Test & Measurement customers also include many of the network equipment manufacturers served by our optical communications group.

Customers for our advanced optical technologies and our laser markets include Agilent, Applied Biosystems, BAE System, Eastman Kodak, Hitachi, ITT, Mitsubishi, Northrup Grumman, SICPA, Sony, and Toshiba.

We believe that a high level of customer support is necessary to develop and maintain long-term relationships with our customers. Each relationship begins at the design-in phase and is maintained as customer needs change. We provide direct service and support to our customers through our offices in North America, Asia, and Europe. We have aligned our sales organization in the communications business to offer customers a single point of contact for all of their product requirements and created centers of excellence to streamline customer interactions with product line managers. We are also continuing to consolidate administrative functions to provide improved customer service and reduce our cost.

Research and Development

During fiscal 2006, 2005, and 2004, we incurred research and development expenses of $155.5 million, $93.7 million, and $99.5 million, respectively. Our total number of employees engaged in research and development has increased to 975 as of June 30, 2006, compared to 532 as of June 30, 2005, and 647 at June 30, 2004. The increase in fiscal 2006 was mainly related to the acquisition of Acterna.

We devote substantial resources to research and development to develop new and enhanced products to serve our markets. Once the design of a product is complete, our engineering efforts shift to enhancing both the performance of that product and our ability to manufacture it in volume and at lower cost.

For the optical communications market, we are increasing our focus on the most promising markets while maintaining our capability to provide products throughout the network. We are increasing our emphasis on the next generation Agile Optical components and modules, such as ROADMs and tunable devices needed for long-haul, metro, access, local area network, storage area network, and enterprise markets. We are also responding to our customers’ requests for higher levels of integration, including the integration of optics, electronics and software in our modules, subsystems, and circuit packs.

In our communications test & measurement market, we are increasing our focus on the most promising market, the broadband triple-play segment, while maintaining our capability to serve all major network architecture and protocols needs.

In our advanced optical technologies and laser markets, our research and development efforts concentrate on developing more innovative solutions such as economical and commercially suitable light interference micro flakes, color separation filters, and various components for optical systems, and components, modules and assemblies to serve the display and instrumentation markets.

Manufacturing

The following table sets forth our major manufacturing locations and the primary products manufactured at each location as of June 30, 2006. Manufacturing facilities and products manufactured by our contract-manufacturing partners (located in California, Texas, Ottawa, China, Indonesia, Singapore, Malaysia, and Thailand) are not included in the table below:

Location	Products

NORTH AMERICA:

United States:

Allentown, PA	Tunable laser packaging

Commerce, CA	Packaging labels for both security and non-security applications

Germantown, MD	Test & Measurement products

Indianapolis, IN	Test & Measurement products

Coral Springs, FL	Color and image enhancement products

San Jose, CA	High power pump lasers, source lasers, waveguides submarine products, CoC testing, and solid state lasers

Santa Rosa, CA	Optical display and projection products, light interference pigments for security and decorative applications, gas and solid state lasers, laser subsystems, and thin film filters

Bloomfield, CT	Lithium niobate modulators, wavelength lockers, and electronic drivers for telecommunications

REST OF WORLD:

China:

Beijing	Light interference pigments for security applications

Shenzhen	Variety of standard optical components and modules, transceivers and transponders, photodetectors, receiver products, erbium doped fiber amplifiers (EDFA), optical amplifiers, and source lasers

France:

St. Etienne	Test & Measurement products

Germany:

Eningen	Test & Measurement products

Sources and Availability of Raw Materials

Our intention is to establish at least two sources of supply for materials whenever possible, although we do have some sole source supply arrangements. The loss or interruption of such arrangements could have an impact on our ability to deliver certain products on a timely basis.

Patents and Proprietary Rights

Intellectual property rights that apply to our various products include patents, trade secrets, and trademarks. We do not intend to broadly license our intellectual property rights unless we can obtain adequate consideration or enter into acceptable patent cross-license agreements. As of June 30, 2006, we held over 1,200 U.S. patents and several hundred foreign patents.

Backlog

Backlog consists of purchase orders for products for which we have assigned shipment dates within the following 12 months. As of June 30, 2006, our backlog was approximately $331.8 million as compared to $142.4 million at June 30, 2005. Because of possible changes in product delivery schedules and cancellation of product orders and because our sales will often reflect orders shipped in the same quarter in which they are received, our backlog at any particular date is not necessarily indicative of actual revenue or the level of orders for any succeeding period.

Employees

We had 7,099 employees as of June 30, 2006, as compared to 5,022 and 6,041 as of June 30, 2005 and 2004, respectively. Our workforce as of June 30, 2006 included 4,255 employees in manufacturing, 975 employees in research and development, 711 employees in general and administrative functions (including information technology, finance, and human resources), and 1,158 employees in sales and marketing.

We have never experienced a work stoppage, slowdown or strike. Notwithstanding the reductions in force that have taken place, we consider our employee relations generally to be good.

Similar to other technology companies, particularly those in Silicon Valley, we rely upon our ability to use stock options and other forms of stock-based compensation as key components of our executive and employee compensation structure. Historically, these components have been critical to our ability to retain important personnel and offer competitive compensation packages. Without these components, we would be required to significantly increase cash compensation levels (or develop alternative compensation structures) to retain our key employees, particularly as and when an industry recovery returns. Recent accounting rules relating to the expensing of stock-based compensation may result in us substantially reducing, or even eliminating, all or portions of our equity compensation programs which may negatively impact our ability to attract and retain key employees.

ITEM 1A. RISK FACTORS

We have a history of net losses, and our future profitability is not assured.

We incurred net losses of $151.2 million, $261.3 million, and $115.5 million in our fiscal years ended June 30, 2006, 2005 and 2004, respectively. Although we have made progress both in reducing costs associated with our legacy business, as well as in significantly improving our operating results (principally through the acquisition of Acterna in the first quarter of fiscal 2006), a confluence of factors may reduce the impact of these improvements, and may also undermine our ability to grow revenues or to achieve future profitability. These factors include, among others:

•	uncertain future telecom carrier and cable operator capital and R&D spending levels, which particularly affects our Optical Communications and Communications Test & Measurement segments;

•	fluctuations in demand for, and sales of, our products;

•	adverse changes to our product mix, both fundamentally (resulting from new product transitions, the declining profitability of certain legacy products and the termination of certain formerly higher margin products, among other things) and due to quarterly demand fluctuations;

•	adverse charges associated with underutilization of our manufacturing capacities;

•	intense pricing pressure across our product lines (due to competitive forces, increasingly from Asia, and to a highly concentrated customer base for many of our product lines), which continues to offset many of the cost improvements we are realizing quarter over quarter;

•	availability and cost of components for our products;

•	increasing commoditization of previously differentiated products, principally in the optical communications markets, and the concomitant negative effect on average selling prices and profit margins, particularly in our Optical Communications segment;

•	continuing execution challenges, particularly in our optical communications and commercial laser product portfolio, which limit revenue opportunities and harm profitability, market opportunities and customer relations;

•	restructuring charges, employee severance expenses and other costs associated with asset divestitures, facility consolidations, product transfers, product terminations and other actions associated with our continuing restructuring activities;

•	revenue declines associated with terminated or divested product lines;

•	continuing redundant costs related to transitioning of manufacturing to low cost locations;

•	continuing high levels of selling, general and administrative, (“SG&A”) expenses; and

•	seasonal fluctuations in revenue from our Communications Test & Measurement products.

Taken together, these factors limit our ability to predict future profitability levels. While some of these factors may diminish over time as we improve our cost structure and focus on enhancing our product mix, several factors, such as continuous pricing pressure, increasing Asia-based competition, increasing commoditization of previously-differentiated products, a highly concentrated customer base for many of our product lines and seasonal Communications Test & Measurement revenue fluctuations, are likely to remain endemic to our businesses. If we fail to achieve profitability expectations, the price of our debt and equity securities, as well as our business and financial condition, may be adversely impacted.

If information networks do not continue to expand as expected, or if industry consolidation continues, our business will be adversely impacted.

Our future success as a manufacturer of optical components, modules and subsystems, and communications test and measurement products ultimately depends on the continued growth of the communications industry and, in particular, the continued expansion of global information networks. As part of that growth, we are relying on increasing demand for high-content voice, video, text and other data delivered over high-speed connections (i.e., high bandwidth communications). As network usage and bandwidth demand increase, so does the need for advanced networks to provide the required bandwidth and for advanced instruments and equipment to facilitate the installation, maintenance and operation of these networks. Without network and bandwidth growth, the need for our products, and hence our future growth as a manufacturer of these products, is jeopardized. Currently, while increasing demand for network services and for broadband access, in particular, is apparent, growth is limited by several factors including, among others, an uncertain regulatory environment, reluctance from content providers to supply video and audio content over the communications infrastructure, and uncertainty regarding long-term sustainable business models as multiple industries (cable, traditional telecommunications, wireless, satellite, etc.) offer non-complementary and competing content delivery solutions. More broadly, current consolidation trends among communications service providers and network equipment manufacturers could cause temporary or permanent delays in network expansion. Ultimately, should long-term expectations for network growth and bandwidth demand not be realized or not support sustainable business models, our customers and our business would be significantly harmed.

We believe that we will continue to rely upon a limited number of customers for a significant portion of our revenues for each period for the foreseeable future and any failure by us to capture a significant share of these customers could materially harm our business. Dependence on a limited number of customers exposes us to the risk that order reductions from any one customer can have a material adverse effect on periodic revenue. We believe that the telecommunications industry has entered a period of consolidation. To the extent that our customer base consolidates, we will have increased dependence on fewer customers who may be able to exert increased pressure on our prices and contractual terms in general. Customer consolidation activity could also create the potential for pauses in customer demand for our products as a consequence of their new decision frameworks and periods of operational streamlining.

Our Communications Test & Measurement Segment is particularly vulnerable to seasonal variations in our business.

The majority of the products in our Communications Test & Measurement segment are subject to significant seasonal fluctuations in demand. Reasons for this seasonal variation include, among other things, the customary capital equipment and research and development buying patterns of the telecommunications carriers and cable service providers, which are the most significant customers for these products. As a consequence, we expect seasonal demand fluctuations to cause significant, periodic variations in our financial results for this reportable segment. Moreover, our overall financial results will be adversely impacted by these seasonal fluctuations to the extent that financial results from our other reportable segments do not offset the declines in our Communications Test & Measurement segment.

Without stability and growth in our non-communications businesses our margins and profitability may be adversely impacted.

The Advanced Optical Technologies segment and Lasers business unit represents a material, although varying, portion of our total net revenue. Gross margins associated with products in these segments often exceed those from products in the Optical Communications segment. While we believe that actions we have taken in the last several quarters (including, among other things, divestitures and end of life programs associated with certain optics and display products within this segment) have significantly reduced the financial risk, revenue declines associated with Advanced Optical Technologies have had, and may in the future continue to have, a disproportionate impact on total company profitability measures in any quarter. Accordingly, our strategy emphasizes the growth opportunities in all of our reported segments, as we seek to expand our markets and customer base, improve the profitability of our product portfolio and improve time to revenue. Therefore, we are engaged in exploring new investments, strategic partnerships and product opportunities in Advanced Optical Technologies and lasers business. Contractions in these markets or our failure to execute programs related to such investments, partnerships and opportunities may significantly harm our business.

Our Custom Optics business has experienced significant recent setbacks and is subject to major transition and risk.

In recent periods, our Custom Optics revenues have declined substantially from historic levels, due to, among other things, product line terminations, market seasonality, increased competition, pricing pressures and uncertain demand levels. In response, we have elected to phase out or divest certain products, outsource the manufacture of one product and consolidate the manufacturing resources related to the remainder of the business. We may incur additional costs or experience additional adverse financial and operational impacts related to declines in our Custom Optics business.

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

If we incur more restructuring-related charges than currently anticipated, our consolidated financial condition and results of operations may be adversely impacted.

In April 2001, we initiated the Global Realignment Program, or GRP, under which we began restructuring our business in response to the economic downturn. In fiscal year 2006, we recorded total related restructuring charges of $35.0 million. These charges along with other charges, have adversely affected, and will continue to adversely affect, our results of operations and cash flows for the periods in which such charges have been, or will be, incurred. In the future, we may incur additional charges or write-offs in connection with restructuring initiatives.

If our contract manufacturers fail to perform their obligations, our business will be adversely impacted.

We are increasing our use of contract manufacturers as a cost effective alternative to internal manufacturing of lower complexity, higher volume products. Among other things, we recently transferred, or have agreed to transfer, several of our facilities, assets and manufacturing operations to our contract manufacturer, Fabrinet Co. Ltd., and have also agreed to transfer the manufacture of certain other products to an additional contract manufacturer. As a result, our reliance on these and other contract manufacturers as primary manufacturing resources is growing significantly. Consequently, we are increasingly exposed to the general risks associated with the businesses, operations and financial condition of our contract manufacturers, including, among other things, the risks of bankruptcy, insolvency, management changes, adverse change of control, natural disasters, and local political or economic volatility or instability. Thus, if our contract manufacturers do not fulfill their obligations to us on a timely basis for any reason, or if we do not properly manage these relationships and the transition of assets, operations and product manufacturing to these contract manufacturers, our business and customer relationships will be adversely impacted. In addition, by undertaking these activities, we run the risk that the reputation and competitiveness of our products and services may deteriorate as a result of the reduction of our control over quality and delivery schedules. We also may experience supply interruptions, cost escalations and competitive disadvantages if our contract manufacturers fail to develop, implement or maintain manufacturing methods appropriate for our products and customers. In this regard, we have experienced, and continue to periodically experience, difficulties (such as delays, interruptions and quality problems) associated with products we have transferred to contract manufacturers. If we are forced to transfer manufacturing from one contract manufacturer to another there would likely be additional cost and delay involved. These may continue, resulting in, among other things, lost revenue opportunities, customer dissatisfaction and additional costs.

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

Our success depends upon our ability to deliver high quality products on time and at acceptable cost to our customers. As a technology company, we constantly encounter quality, volume and cost concerns. Currently, a combination of factors is exacerbating our concerns, including:

•	our continuing cost reduction programs, which include site consolidations, asset divestitures, product transfers (internally and to contract manufacturers) and employee reductions, require the re-establishment and re-qualification by our customers of complex manufacturing lines, as well as modifications to systems, planning and operational infrastructure. During this process, we have experienced, and continue to experience additional costs, delays in re-establishing volume production levels, supply chain interruptions, planning difficulties, inventory issues, factory absorption concerns, and systems integration problems;

•	increases in demand for certain of our products, in the midst of our cost reduction programs, are straining our execution abilities as well as those of our suppliers, as we are experiencing periodic and varying capacity, workforce and materials constraints, enhanced by the impact of our ongoing product and operational transfers; and

•	recently, we have commenced a series of new product programs and introductions, particularly in our circuit pack, communications modules, optical switches and communications test and management products, which due to the untested and untried nature of the relevant products and of their manufacture with their increased complexity, expose us to yield and product risk internally and with our materials suppliers.

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

If our customers do not qualify our manufacturing lines for volume shipments, our operating results could be adversely impacted.

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

If we cannot develop new product offerings or if our new product offerings fail in the market, our business will be adversely impacted.

We are a technology-dependent company. Our success or failure depends, in large part, upon our ability to continuously and successfully introduce and market new products and technologies meeting or exceeding our customers’ expectations in a timely manner. Accordingly, we intend to continue to develop new product lines and improve the business for existing ones. However, we have considerably reduced our research and development spending from historic levels and some of our competitors now spend considerably higher percentages of their revenues on research and development than we do. If we fail to develop and sustain a robust, commercially viable product pipeline, our business will be adversely impacted. We are also experiencing market timing concerns for some of our product offerings, particularly relative to our Communications Test and Measurement segment.

In recent periods, we have increased our focus on new products, particularly in our circuit pack, communications modules, optical switches and test and measurement businesses. However, several of the key relevant products are untried and untested and have not yet demonstrated long-term commercial viability. Occasionally, problems occur causing us to cancel or adjust new product programs. Current challenges, which we are particularly experiencing across our new Optical Communications product efforts, include establishing sustainable pricing and cost models, predictable and acceptable quality and yields, and adequate and reliable supply chains, as well as demonstrating our (and our suppliers’) ability to scale and provide adequate facilities, personnel and other resources. If we fail to successfully develop and commercialize some or all of these new products, our business could be adversely impacted.

Signs of market stability are not necessarily indicative of long-term growth.

Both our direct communications equipment manufacturer customer base and their customer base, the service providers, have been significantly reduced due to industry consolidations and the reduction of the competitive local exchange carriers. These consolidations have the potential to directly impact our communications test business, which includes all of the major telecommunications service providers in our customer base, as well as our optical communications products. Notwithstanding signs of market stability, visibility into our markets, particularly the telecommunications market, remains limited and average selling prices continue to decline, creating uncertainty and variability in our revenue and profitability targets and projections. Because our visibility remains limited, we remain cautious and cannot predict the timing or magnitude of growth for our industries or our business at this time.

The communications equipment industry has extremely long product development cycles requiring us to incur product development costs without assurances of an acceptable investment return.

The telecommunications industry is a capital-intensive industry similar, in many respects, to any other infrastructure development industry. Large volumes of equipment and support structures are installed over vast areas, with considerable expenditures of funds and other resources, with long investment return period expectations. Moreover, reliability requirements are intense. Consequently, there is significant resistance to network redesigns and upgrades. Redesigns and upgrades of installed systems are undertaken only as required in response to user demand and competitive pressures and generally only after the applicable carrier has received sufficient return on its major investment. At the component supplier level this creates considerable, typically multi-year, gaps between the commencement of new product development and volume purchases. Accordingly, we and our competitors often incur significant research and development and sales and marketing costs for products that, at the earliest, will be purchased by our customers long after much of the cost is incurred and, in some cases, may never be purchased due to changes in industry or customer requirements in the interim.

Our business and financial condition could be harmed by our long-term growth strategy.

We have made, and expect in the future to make, significant investments to enable our future growth through, among other things, internal expansion programs, product development, acquisitions and other strategic initiatives. We may continue to grow our business through business combinations or other acquisitions of businesses, products or technologies. We continually evaluate and explore strategic opportunities as they arise, including business combinations, strategic partnerships, capital investments and the purchase, licensing or sale of assets. Acquisitions typically entail many risks (see “Risks in acquisitions”). If we fail to manage or anticipate our future growth effectively, particularly during periods of industry uncertainty, our business will be adversely impacted. Through our cost reductions measures we are balancing the need to consolidate our operations with the need to preserve our ability to grow and scale our operations as our markets stabilize and recover. If we fail to achieve this balance, our business will be adversely impacted to the extent our resources and operations are insufficient to support growth.

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

We depend on a limited number of contract manufacturers, subcontractors, and suppliers for raw materials, packages and standard components. Many of our important products rely on single-source suppliers for critical materials. These products include several of our advanced components, modules and subsystem products across our business. We generally purchase these single or limited source products through standard purchase orders or one-year supply agreements, and we have no long-term guaranteed supply agreements with such suppliers. In addition, many of our important suppliers are small companies facing financial stability, quality, yield, scale or delivery concerns. Some of these companies may be acquired, undergo material reorganizations or become insolvent. Others are larger companies with limited dependency upon our business, resulting in unfavorable pricing, quantity or delivery terms. The recent signs of market stability in our business have exacerbated these concerns as we increase our purchasing to meet our customers’ demands. While we are currently undertaking programs to ensure the long-term strength of our supply chain, we are experiencing and expect to continue to experience, strain on our supply chain and periodic supplier problems. Our business and results of operations could be adversely affected by a stoppage or delay of supply, substitution of more expensive or less reliable products, receipt of defective parts or contaminated materials, an increase in the price of such supplies, or our inability to obtain reduced pricing from our suppliers in response to competitive pressures. In addition, these problems have affected, and will continue to affect, our ability to meet customer expectations. If we do not identify and implement long-term solutions to our supply chain concerns, our customer relationships and business will be materially impacted.

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

The markets in which we sell our products are highly competitive and characterized by rapidly changing and converging technologies, as well as continuous pricing pressure. We face intense competition from established domestic and international competitors and the threat of future competition from new and emerging companies in all aspects of our business. Much of our current competition comes from large, diversified Asian corporations, and emerging optical companies based in China. These competitors have considerable expertise, and often very low cost structures. The competitive threat is exacerbated by the overall trend towards increased commoditization of traditionally highly differentiated products, particularly in our Optical Communications segment. Increased pricing pressures have resulted in lower average selling prices for our Optical Communications products and continued operating losses for fiscal 2006. We expect Asian, and particularly Chinese, competition to increase across our portfolio. To remain competitive in both the current and future business climates, we believe we must maintain a substantial commitment to innovation and product differentiation, as well as significantly improve our cost structure. Our efforts to remain competitive may be unsuccessful.

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

If we fail to attract and retain key personnel, our business could be adversely impacted.

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

We have filled most of the vacancies within our finance organization. In the past two quarters, we have strengthened the technical capabilities of finance management staff through the hiring of our Corporate Controller, Technical Accounting Director, Assistant Corporate Controller, and Manufacturing Controller. We will continue to recruit key finance personnel to support the operations of our Communications Test & Measurement segment, which was established through our acquisition of Acterna, which has previously been a privately held company with internal control procedures and disclosure controls and procedures that were not designed or maintained for public company reporting. If we are unable to attract and retain our key finance personnel we may not be able to sustain our internal controls over financial reporting.

Finance personnel in new positions may require additional quarterly reporting cycles to be fully trained and familiar with historically complex transactions and the challenges of integrating Acterna and other strategic acquisitions. Should we continue to experience turnover or are unable to recruit financial personnel needed in the corporate accounting and finance functions, or should the demands increase on our current resources due to an increase in the number of complex, non-routine transactions, our internal control over financial reporting could be adversely impacted. This could result in material weaknesses in our internal controls over financial reporting.

Certain of our non-communications related products are subject to governmental and industry regulations, certifications and approvals.

The commercialization of certain of the products we design, manufacture and distribute through our Advanced Optical Technologies segment and Lasers business unit may be more costly due to required government approval and industry acceptance processes. Development of applications for our light interference pigment products may require significant testing that could delay our sales. For example, certain uses in cosmetics may be regulated by the Food and Drug Administration, which has extensive and lengthy approval processes. Durability testing by the automobile industry of our pigments used with automotive paints can take up to three years. If we change a product for any reason, including technological changes or changes in the manufacturing process, prior approvals or certifications may be invalid and we may need to go through the approval process again. If we are unable to obtain these or other government or industry certifications in a timely manner, or at all, our operating results could be adversely affected.

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

Our international presence exposes us to certain risks, including the following:

•	Our ability to comply with customs, import/export and other trade compliance regulations of the countries in which we do business, together with any unexpected changes in such regulations;

•	difficulties in establishing and enforcing our intellectual property rights;

•	tariffs and other trade barriers;

•	political, legal and economic instability in foreign markets, particularly in those markets in which we maintain manufacturing and product development facilities;

•	difficulties in staffing and management;

•	language and cultural barriers;

•	seasonal reductions in business activities in the countries where our international customers are located;

•	integration of foreign operations;

•	longer payment cycles;

•	greater difficulty in accounts receivable collection;

•	difficulties in management of foreign distributors;

•	currency fluctuations; and

•	potential adverse tax consequences.

Net revenue from customers outside the Americas accounted for 39%, 34% and 36% of our total net revenue for fiscal year 2006, 2005 and 2004, respectively. We expect that net revenue from customers outside North America will continue to account for a significant portion of our total net revenue. Lower sales levels that typically occur during the summer months in Europe and some other overseas markets may materially and adversely affect our business. In addition, the revenues we derive from many of our customers depend on international sales and consequently further expose us to the risks associated with such international sales.

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

Changes in our effective tax rate or adverse outcomes resulting from tax audits may have an adverse impact our results.

As an international corporation, we are subject to taxation in the various jurisdictions in which we conduct business. Significant judgment is required in the determination of our worldwide provision for income taxes and this determination requires the interpretation and application of complex and sometimes uncertain tax laws and regulations. Our effective tax rate may be adversely impacted by changes in the mix of earnings between countries which have different statutory tax rates, in the valuation of our deferred tax assets, and by changes in tax rules and regulations. We are subject to income tax audits in the respective jurisdictions in which we conduct business and we regularly assess the likelihood of adverse outcomes resulting from these tax audits to ascertain the adequacy of our provision for income taxes. There can be no assurance that the outcomes of these tax audits will not have an adverse impact on our results and financial condition.

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

Currently, we operate manufacturing facilities located in Shenzhen and Beijing, China. As part of our efforts to reduce costs, we continue to increase the scope and extent of our manufacturing operations in our Shenzhen facilities. Accordingly, we expect that our ability to operate successfully in China will become increasingly important to our overall success. As we continue to consolidate our manufacturing operations, we will incur additional costs to transfer product lines to our facilities located in China, including costs of qualification testing with our customers, which could have a material adverse impact on our operating results and financial condition. See also “If our customers do not qualify our manufacturing lines for volume shipments, our operating results could be adversely impacted.”

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

Our business and operations would be adversely impacted in the event of a failure of our information technology infrastructure.

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

Our recent acquisitions of Acterna and Agility create additional burden and risk, in the short term, as we expend resources to install the appropriate information technology systems and other processes to address our expanded operations. The integration of Acterna is of particular concern to our information technology infrastructure due to Acterna’s size and complexity. Converting Acterna’s business processes, data and applications to our standards continues to be a complex and time-consuming task. During this transition period, we are exposed to the risks associated with incompatible and complex reporting systems.

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

Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our brand, operating results and the market value of our debt and equity securities could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. Specifically, our Annual Report on Form 10-K for fiscal 2006 identified certain material weakness in our internal controls processes identified by our independent registered public accounting firm in connection with performing an audit of our financial statements related to Acterna, a privately held company which we acquired in August 2005.

We have devoted significant resources to remediate and improve our internal controls. We have also been monitoring the effectiveness of these remediated measures. We cannot be certain that these measures will ensure adequate controls over our financial processes and reporting in the future. We intend to continue implementing changes to our processes to improve internal controls over financial reporting. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our debt and equity securities. Further, the impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, which could harm our business. The additions of Acterna and Agility have significantly increased the burden on our systems and infrastructure, and impose additional risk to the ongoing effectiveness of our internal controls, disclosure controls, and procedures. As privately-held companies, both Acterna and Agility lacked the systems, reporting infrastructure, and internal control procedures typical of a publicly-held company of similar size and complexity. The integration of Acterna is of particular concern to our internal controls, disclosure controls, and procedures due to Acterna’s size and complexity. Consequently, we expect to expend significant resources and effort in this regard and are not certain that our efforts will be successful.

If we fail to timely file with the trustee of our Zero Coupon Senior Convertible Notes or our 1% Senior Convertible Notes certain information, documents and reports required to be filed by us with the SEC, such notes could become due and payable immediately. As a result, our liquidity position could be adversely impacted or we may not have enough cash to pay the note holders, which would harm our business and the trading price of our debt and equity securities.

Recently, we have had difficulty filing certain of our reports with the SEC in the accelerated timeframe required by the SEC. Under the terms of both of the indentures governing our senior convertible notes, we must comply with certain covenants, agreements and conditions, including filing with the trustee certain information, documents and reports required to be filed by us with the SEC. Certain failures to comply with the filing of such reports with the trustee would constitute a default. Upon such a default, the trustee or holders of 25% of the outstanding principal of either series of notes have the option to send us a notice of default, demanding that such default be cured within 60 days. If we receive such a notice of default, we will be required to cure such default within 60 days or obtain a waiver from holders of a majority of the outstanding principal balance of each series of notes. If we cannot cure such default within 60 days or obtain a waiver, the notes could be accelerated. This could severely impact our liquidity position or, under certain circumstances, we may not have enough cash to pay the note holders, which would harm our business and the trading price of debt and equity securities.

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

If we fail to manage our exposure to worldwide financial and securities markets successfully, our operating results and financial statements could be materially impacted.

We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and prices of marketable equity and fixed-income securities. We do not use derivative financial instruments for speculative or trading purposes. The primary objective of most of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, a majority of our marketable investments are investment grade, liquid, short-term fixed-income securities and money market instruments denominated in U.S. dollars. A substantial portion of our net revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, some of these activities are conducted in other currencies, primarily Canadian, European and Asian currencies. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, we may enter into foreign currency forward contracts or other hedging instruments. The contracts and other hedging instruments are intended to reduce, but not eliminate, the impact of foreign currency exchange rate movements. Unhedged currency exposures may fluctuate in value and produce significant earnings and cash flow volatility.

As of June 30, 2006, we held investments in other public and private companies and had limited funds invested in private venture funds. Such investments represented approximately $10.8 million on our consolidated balance sheet at June 30, 2006. In addition to our investments in public companies, we have in the past made, and expect to continue to make, investments in privately held companies as well as venture capital investments for strategic and commercial purposes. In recent quarters some of the private companies in which we held investments have ceased doing business and have either liquidated or are in bankruptcy proceedings. If the carrying value of our investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, we will be required to further write down the value of our investments, which could materially harm our results of operations or financial condition.

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

With respect to compliance with environmental laws and regulations in general, we have incurred and in the future could incur substantial costs for the cleanup of contaminated properties, either those we own or operate or to which we have sent wastes in the past, or to comply with such environmental laws and regulations; further, we could be subject to disruptions to our operations and logistics as a result of such clean-up or compliance obligations. In addition, if we were found to be in violation of these laws, we could be subject to governmental fines and liability for damages resulting from such violations. If we have to make significant capital expenditures to comply with environmental laws, or if we are subject to significant expenditures in connection with a violation of these laws, our financial condition or operating results could be adversely impacted.

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

We sold $475 million of senior convertible notes in 2003 and $425 million of senior convertible notes in 2006, which may cause our reported earnings per share to be more volatile because of the conversion contingency features of these notes.

We issued $475 million of indebtedness in October 2003 and $425 million of indebtedness in May and June, 2006 in the form of senior convertible notes. The issuance of these notes substantially increased our principal payment obligations and we may not have enough cash to repay the notes when due. The degree to which we are leveraged could materially and adversely affect our ability to successfully obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. In addition, the holders of those notes are entitled to convert those notes into shares of our common stock or a combination of cash and shares of common stock under certain circumstances which would cause dilution to our existing stockholders and lower our reported per share earnings.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal offices are located in Milpitas, California, United States. The table below summarizes the properties that we owned and leased as of June 30, 2006:

Location	Square footage		Location	Square footage
Leased Properties:			Leased Properties (cont.):
NORTH AMERICA:			APAC:
Canada:			Australia:
Mississauga, Ontario	1,056		North Sydney	1,119
Ottawa, Ontario	114,100	(1)	China:
Ottawa, Ontario	271,987		Beijing	85,076
			Guangzhou	2,085
United States:			Hong Kong	770
Allentown, Pennsylvania	30,000	(2)	Shanghai	1,717
Atlanta, Georgia	16,468		Shenzhen	468,707
Bloomfield, Connecticut	60,000		India:
Camarillo, California	17,370		Alwar, Rajasthan	246
Columbia, Maryland	994		Andheri (E), Mumbai	1,143
Commerce, California	27,136		Bangalore	1,339
Coral Springs, Florida	30,000		New Delhi, Delhi	4,600
Eatontown, New Jersey	3,641		Japan:
Ewing Township, New Jersey	30,000		Tokyo	4,433
Germantown, Maryland	160,141		Naka-ku, Yokohama	2,368
Horsham, Pennsylvania	126,500	(1)	Korea:
Indianapolis, Indiana	98,133		Gangnam-gu, Seoul	5,521
Lakewood, Colorado	4,773		Malaysia:
Melbourne, Florida	11,700	(2)	Bukit Damansara, Kuala Lumpur	3,600
Milpitas, California	240,210		Singapore	21,806
Morrisville, North Carolina	12,410		Taiwan:
Palmdale, California	403		Taipei	12,060
Piscataway, New Jersey	132,650	(1)
Richardson, Texas	10,071		REST OF WORLD:
Salem, Virginia	19,800		Brazil:
Santa Clara, California	46,338	(1)	Rio de Janeiro	2,055
San Jose, California	22,750	(1)	Turkey:
San Jose, California	121,840		Ankara	1,830
Santa Barbara, California	24,453		United Arab Emirates:
Santa Rosa, California	13,671		Dubai	1,560
Sarasota, Florida	2,500		Total leased square footage:	2,491,129
Terre Haute, Indiana	12,600
Van Nuys, California	2,632
Weston, Florida	316

Mexico:
Mexico City	7,535		Owned Properties:
			NORTH AMERICA:
EUROPE:			Canada:
Austria:			Scarborough, Ontario	10,000	(3)
Leobersdorf	3,208		United States:
Denmark:			Bloomfield, CT	24,000
Glostrup	377		Rochester, MN	40,500	(2)
France:			Santa Rosa, CA	492,117
Plaisir	14,973
St. Etienne	23,293		EUROPE:
Essone	2,874		Germany:
Germany:			Eningen	303,941
Berlin	545		Italy:
Eningen	110,276		Milan	12,378	(3)
Eching	5,666		Switzerland:
Italy:			Bern	11,840
Monza	2,454
Poland:			REST OF WORLD:
Warsaw	1,091		Brazil:
Russia:			Cotia	64,583	(3)
Moscow	753		Sao Paulo	2,583
Spain:
Madrid	15,069		Total owned square footage:	961,942

Sweden:			Total leased and owned square footage:	3,453,071
Farsta	2,928
United Kingdom:
Plymouth, Devon	2,852
Alsager, Cheshire	807
Basingstoke	7,480
Crane Meadow	270

(1)	Operations have ceased and these properties have been vacated as part of our restructuring programs.
(2)	Operations have ceased at these properties. We are in the process of vacating properties as part of our restructuring activities.
(3)	These properties are under contract of sale and have been classified in our financial statements as “held for sale”. See “Note 8. Reduction of Other Intangibles and Other Long-Lived Assets” of the Notes to Consolidated Financial Statements.

As part of our Global Realignment Program and subsequent restructuring programs, we have completed and approved restructuring plans to close sites, vacate buildings at closed sites as well as at continuing operations and consolidate excess facilities worldwide. Of the total leased and owned square footage as of June 30, 2006, approximately 422,000 square feet were related to properties included in our Global Realignment Program and subsequent restructuring programs identified as surplus to our needs. Please see the description of our manufacturing sites under the heading “Manufacturing” in Item 1.

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

The complaint in In re JDS Uniphase Corporation Securities Litigation purports to be brought on behalf of a class consisting of those who acquired the Company’s securities from October 28, 1999, through July 26, 2001, as well as on behalf of subclasses consisting of those who acquired the Company’s common stock pursuant to its acquisitions of OCLI, E-TEK, and SDL. Plaintiffs allege that Defendants made material misstatements and omissions concerning demand for the company’s products, improperly recognized revenue, overstated the value of inventory, and failed to timely write down goodwill. The complaint seeks unspecified damages and alleges various violations of the federal securities laws, specifically Sections 10(b), 14(a), 20(a), and 20A of the Securities Exchange Act of 1934 and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933. In January 2005, the Court denied the motion to dismiss claims against the Company, Jozef Straus, Anthony R. Muller, and Charles Abbe, and granted in part and denied in part the motion to dismiss claims against Kevin Kalkhoven. Defendants subsequently filed answers denying liability for the claims asserted against them.

On December 21, 2005, the Court granted Plaintiffs’ motion for class certification. On April 6, 2006, the Court granted Plaintiffs’ motion for approval of its proposed plan for providing notice of class certification to members of the Plaintiff class.

Discovery in In re JDS Uniphase Corporation Securities Litigation is ongoing. Each party has noticed and taken depositions of both party and non-party witnesses. The deadline for fact discovery, except for depositions and discovery arising from new information obtained at depositions, is September 29, 2006. The closing date for completion of depositions and discovery arising from new information obtained at depositions is December 1, 2006. The closing date for expert discovery is March 19, 2007. The next case management conference is scheduled for May 4, 2007, and trial is scheduled for October 1, 2007.

A related securities case, Zelman v. JDS Uniphase Corp., No. C-02-4656 CW (N.D. Cal.), is purportedly brought on behalf of a class of purchasers of debt securities that were allegedly linked to the price of JDSU’s common stock. The Zelman complaint alleges that the debt securities were issued by an investment bank during the period from March 6, 2001 through July 26, 2001. The complaint names the Company and several of its former officers and directors as Defendants, alleges violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5, and seeks unspecified damages. On August 26, 2005, Defendants answered the complaint. On November 16, 2005, the Court granted Plaintiffs’ motion for class certification, which Defendants had not opposed. At a case management conference on November 18, 2005, the Court ordered that discovery in the Zelman action proceed according to the same schedule as discovery In re JDS Uniphase Corporation Securities Litigation. On January 9, 2006, the Court granted Plaintiffs’ motion for approval of their proposed form and method of class notice, which Defendants had not opposed. No trial date has been set.

The Derivative Actions:

Derivative actions purporting to be brought on the Company’s behalf have been filed in state and federal courts against several of the Company’s current and former officers and directors based on the same events alleged in the securities litigation. The complaint in Corwin v. Kaplan, No. C-02-2020 CW (N.D. Cal.), asserts state law claims for breach of fiduciary duty, misappropriation of confidential information, waste of corporate assets, indemnification, and insider trading. The complaint seeks unspecified damages. In January 2005, the Court stayed the action pending resolution of In re JDS Uniphase Corporation Securities Litigation. At the July 15, 2005 case management conference in that action, however, the Court suggested that any mediation of the federal securities action also should include the derivative action.

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

No activity has occurred in Cromas v. Straus, Civil Action No. 19580 (Del. Ch. Ct.), the Delaware derivative action, since our last quarterly filing as of March 31, 2006.

The OCLI and SDL Shareholder Actions:

Plaintiffs purporting to represent the former shareholders of OCLI and SDL have filed suit against the former directors of those companies, asserting that they breached their fiduciary duties in connection with the events alleged in the securities litigation against the Company. Plaintiffs in the OCLI action, Pang v. Dwight, No. 02-231989 (Sonoma Super. Ct.), purport to represent a class of former shareholders of OCLI who exchanged their OCLI shares for JDSU shares when JDSU acquired OCLI. The complaint names the former directors of OCLI as Defendants, asserts causes of action for breach of fiduciary duty and breach of the duty of candor, and seeks unspecified damages. No activity has occurred in the OCLI action since our last filing. The Plaintiffs in the SDL action, Cook v. Scifres, Master File No. CV814824 (Santa Clara Super. Ct.), purport to represent a class of former shareholders of SDL who exchanged their SDL shares for JDSU shares when the Company acquired SDL. Plaintiffs filed an amended complaint on September 12, 2005. The complaint names the former directors of SDL as Defendants, asserts causes of action for breach of fiduciary duty and breach of the duty of disclosure, and seeks unspecified damages. Defendants demurred to the complaint on October 12, 2005. On August 16, 2006, the Court sustained the demurrer with leave to amend. The deadline for Plaintiffs to file a second amended complaint is October 16, 2006. A case management conference is scheduled for October 24, 2006. Limited discovery in the SDL action has occurred. No trial date has been set in either the OCLI or SDL action.

The ERISA Actions:

A consolidated action entitled In re JDS Uniphase Corporation ERISA Litigation, Case No. C-03-4743 WWS (MEJ), is pending in the District Court for the Northern District of California against the Company, certain of its former and current officers and directors, and certain other current and former JDSU employees on behalf of a purported class of participants in the 401(k) Plans of the Company and Optical Coating Laboratory, Inc. and the Plans themselves. On October 31, 2005, Plaintiffs filed an amended complaint. The amended complaint alleges that Defendants violated the Employee Retirement Income Security Act by breaching their fiduciary duties to the Plans and the Plans’ participants. The amended complaint alleges a purported class period from February 4, 2000, to the present and seeks an unspecified amount of damages, restitution, a constructive trust, and other equitable remedies. Certain individual Defendants’ motion to dismiss portions of the amended complaint was granted with prejudice on June 15, 2006.

Plaintiffs filed a second amended complaint on June 30, 2006. Defendants answered the complaint on July 6, 2006, and JDSU asserted counterclaims for breach of contract. Plaintiffs moved to dismiss JDSU’s counterclaims on August 4, 2006. Both sides have begun taking discovery. No trial date has been set.

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

The Company is also subject to a variety of other claims and suits that arise from time to time in the ordinary course of our business. While management currently believes that resolving claims against the Company, individually or in aggregate, will not have a material adverse impact on its financial position, results of operations or statement of cash flows, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. Were an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on the Company’s financial position, results of operations or statement of cash flows for the period in which the effect becomes reasonably estimable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Stock Market under the symbol “JDSU” and our exchangeable shares of JDS Uniphase Canada Ltd. are traded on the Toronto Stock Exchange under the symbol “JDU.” Holders of exchangeable shares may tender their holdings for common stock on a one-for-one basis at any time. As of August 26, 2006, we had 1,688,154,805 shares of common stock outstanding, including 51,661,271 exchangeable shares. The closing price on August 26, 2006 was $2.58 for the common stock and Canadian $2.88 for the exchangeable shares. The following table summarizes the high and low closing sales prices for our common stock as reported on the NASDAQ Stock Market during fiscal 2006 and 2005:

	High	Low
Fiscal 2006:
Fourth Quarter	$4.13	$2.33
Third Quarter	4.18	2.42
Second Quarter	2.80	1.90
First Quarter	2.22	1.49
Fiscal 2005:
Fourth Quarter	$1.66	$1.36
Third Quarter	3.13	1.60
Second Quarter	3.56	3.03
First Quarter	3.56	2.97

As of August 26, 2006, we had 446 holders of record of our common stock and exchangeable shares. We have not paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

This table sets forth selected financial data of JDSU, in thousands, except share and per share amounts, for the periods indicated. This data should be read in conjunction with and is qualified by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Annual Report on Form 10-K and our audited consolidated financial statements, including the notes thereto and our independent registered public accounting firms’ reports thereon and the other financial information included in Item 8 of this Form 10-K. The selected data in this section are not intended to replace the consolidated financial statements included in this report.

	Years Ended June 30,
	2006(3)	2005	2004	2003(2)(4)	2002(1)(4)
Consolidated Statement of Operations Data:
Net revenue	$1,204.3	$712.2	$635.9	$675.9	$1,098.2
Gross profit (loss)	340.5	112.2	135.9	55.4	(72.9)
Amortization of goodwill and other intangibles (2)	24.4	6.4	6.1	19.8	1,308.7
Acquired in-process research and development	20.3	1.1	2.6	0.4	25.3
Reduction of goodwill and other long-lived assets	28.0	85.3	52.3	393.6	5,979.4
Restructuring charges	35.0	18.2	11.5	121.3	260.0
Total operating expense	588.5	362.0	316.7	956.1	8,211.1
Loss from operations	(248.0)	(249.8)	(180.8)	(900.7)	(8,284.0)
Net loss	(151.2)	(261.3)	(115.5)	(933.8)	(8,738.3)
Net loss per share-basic and diluted	(0.09)	(0.18)	(0.08)	(0.66)	(6.50)

	Years Ended June 30,
	2006(3)	2005	2004	2003	2002(1)
Consolidated Balance Sheet Data:
Cash, cash equivalents, short-term investments, and restricted cash	$1,238.6	$1,304.5	$1,545.9	$1,234.1	$1,450.4
Working capital	1,382.6	1,350.9	1,539.5	1,168.4	1,430.5
Total assets	3,065.1	2,089.9	2,392.2	2,137.8	3,004.5
Long-term obligations	1,059.1	519.4	508.9	16.3	8.9
Total stockholders’ equity	1,583.6	1,329.7	1,571.1	1,671.1	2,471.4

(1)	We acquired IBM’s optical transceiver business on December 28, 2001 in a transaction accounted for as a purchase. The Consolidated Statement of Operations for fiscal 2002 included the results of operations of the optical transceiver business subsequent to December 28, 2001 and the Consolidated Balance Sheet as of June 30, 2002 included the financial position of the optical transceiver business.
(2)	Commencing July 1, 2002, in accordance with SFAS 142, we no longer amortize goodwill, but test for impairment of goodwill on an annual basis and at any other time if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. Fiscal years 2002 and 2001 include goodwill amortization as a component of the expense for amortization of goodwill and other intangibles.
(3)	(a) Effective July 3, 2005, the first day of fiscal 2006, we adopted Statement of Financial Accounting Standard No. 123, “Share-Based Payment (Revised 2004)” (“SFAS 123(R)”) on a modified prospective basis. As a result, we have included stock-based compensation costs in our results of operations for fiscal 2006.

(b) On August 3, 2005, we acquired Acterna, Inc. (“Acterna”) in a transaction accounted for as a purchase. The Consolidated Statement of Operations for fiscal 2006 included the results of operations from Acterna subsequent to August 3, 2005 and the Consolidated Balance Sheet as of June 30, 2006 included the Acterna’s financial position.

(c) On May 17, 2006, we completed an offering of $375 million aggregate principal amount of 1% Senior Convertible Notes due 2026. On June 5, 2006, we sold an additional $50 million aggregate principal amount of the notes which were issued upon the exercise by the initial purchasers of an over-allotment option granted by JDSU. The sale of the additional notes brought the total aggregate principal amount of 1% Senior Convertible Notes outstanding to $425 million. Both transactions are included in the Consolidated Balance Sheet as of June 30, 2006.

(4)	The Company has reclassified expenses related to amortization of acquired developed technology, losses related to the sale of assets and loss on sale of subsidiaries’ net assets in the Consolidated Statements of Operations. See “Note 1. Description of Business and Summary of Significant Accounting Policies” to the Notes of Consolidated Financial Statements for more information. These reclassifications are included in the table for fiscal years 2006, 2005 and 2004. The above reclassifications for fiscal years 2003 and 2002 are not reflected in the table as supporting information is not available.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OUR INDUSTRIES AND DEVELOPMENTS

We are committed to enabling broadband and optical innovation in the communications and commercial markets. We are also a leading provider of communications test & measurement solutions and optical products for telecommunications service providers, cable operators, and network equipment manufacturers. Furthermore, we are a leading provider of innovative optical solutions for medical/environmental instrumentation, semiconductor processing, display, brand authentication, aerospace, defense, and decorative applications. We currently employ 7,099 employees worldwide.

Our Optical Communications segment consists generally of:

•	Optical components and modules sold to OEM suppliers of enterprise and storage solutions, such as Cisco, Sun Microsystems, Hewlett-Packard, Emulex, QLogic, McData and EMC.

•	Optical components, modules and sub-systems sold to OEM providers to communications network carriers, such as Nortel, Lucent, Alcatel, Ciena, Cisco, Fujitsu, Siemens, and Huawei.

Our Communications Test & Measurement segment consists generally of:

•	Manufacturing and lab test platforms used in the design, performance, and interoperability testing of network equipment for all major and emerging core, metro, cable, and access network technologies for customers such as Lucent, Nortel, Alcatel, Motorola, Siemens, and Cisco.

•	Field test instrumentation and software used in the installation, provisioning, and maintenance of broadband voice, video, and data communication services for customers such as AT&T, Deutsche Telecom, Comcast, Telefonica, China Telecom and Verizon.

•	Network and service assurance systems used to monitor and troubleshoot network performance and to optimize quality of service for customers such as British Telecom, Time Warner, Bell South and Bell Canada.

Our Advanced Optical Technologies segment consists generally of:

•	Custom, high precision coated optics used in medical/environmental instrumentation, and optical sensors for aerospace and defense applications.

•	Light interference pigment products utilized for security purposes in currencies and other documents, anti-counterfeiting devices and decorative surface treatments.

Our Lasers business unit consists generally of:

•	Laser subsystems used in biotech instrumentation, semiconductor inspection, electronic material processing and precision machining.

•	Our innovative Photonic Power delivery system used to drive sensors, gauges, actuators, low power communications devices, nanotechnology.

Overall, our optical communications markets are notable for, among other things, their high concentration of customers at each level of the industry, extremely long design cycles and increasing competition from Asian (principally China-based) suppliers. One consequence of a highly concentrated customer base and increasing Asian competition is systemic pricing pressure at each level of the industry. Large capital investment requirements, long return on investment periods, uncertain business models and complex and shifting regulatory hurdles, among other things, currently combine to limit opportunities for new carriers and their system suppliers to emerge. Thus, we expect that high customer concentration, attendant pricing pressure, and other effects on our communications markets will remain for the foreseeable future. Long design cycles mean that considerable resources must be spent to design and develop new products with limited visibility relative to the ultimate market opportunity for the products (pricing and volumes) or the timing thereof.

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

The advanced optical technologies markets and the laser business, while more diverse, share some of the customer concentration and design cycle attributes of our communications markets.

We are working aggressively on a strategy to expand our products, customers and distribution channels for several of our core competencies in these areas to, among other things, reduce our exposure to customer concentration and long design cycles across our company. As part of this strategy, we have expanded into the Communications Test & Measurement segment, which has expanded our customer base and distribution significantly.

On August 3, 2005, we completed the acquisition of privately held Acterna, Inc. (“Acterna”), a leading worldwide provider of broadband and optical test and measurement solutions for telecommunications and cable service providers and network equipment manufacturers. Beginning in the first quarter of fiscal 2006, the addition of Acterna formed a new reportable segment to our business: Communications Test & Measurement. One attribute of this segment is considerable seasonal revenue variability. We expect this seasonality to continue for the foreseeable future, impacting our Communications Test & Measurement financial results, our overall product mix, and financial performance.

On November 30, 2005, we completed the acquisition of Agility Communications, Inc. (“Agility”), a leading provider of widely tunable laser solutions for optical networks which is included in Optical Communications.

On May 4, 2006, we completed the acquisition of Test-Um Inc. (“Test-Um”), an industry-leading provider of home networking test instruments for the FTTx and digital cable markets which is included in Communications Test & Measurement.

Major business developments during fiscal 2006 include:

•	Net revenue in fiscal 2006 increased 69%, or $492.1 million, to $1,204.3 million from $712.2 million in fiscal 2005. Net revenue in fiscal 2006 consisted of $470.5 million, or approximately 39% of net revenue, from Optical Communications, $494.5 million, or approximately 41% of net revenue, from Communications Test & Measurement, $162.8 million, or approximately 14% of net revenue, from Advanced Optical Technologies, and $80.5 million, or approximately 6% of net revenue, from Lasers. Communications Test & Measurement net revenue includes $4.0 million of deferred revenue that is eliminated from consolidated revenue as a result of purchase accounting adjustments.

•	Gross margin in fiscal 2006 increased to 28% from 16% in fiscal 2005. The improvement in gross margin was primarily related to the addition of Communications Test & Measurement, an increase in Optical Communications’ sales volume, and the impact of our on-going manufacturing cost reduction programs.

•	Our combined research and development (“R&D”) and selling, general and administrative (“SG&A”) expenses, as a percent of net revenue, increased to 40% in fiscal 2006, from 35% in fiscal 2005. The increase is primarily related to higher operating expenses associated with recent acquisitions and the inclusion of stock compensation expenses resulting from the adoption of Statement of Financial Accounting Standard No. 123, “Share-Based Payment (Revised 2004)” (“SFAS 123(R)”).

For fiscal 2006, we recorded adjustments related to the recognition of asset retirement obligations for several leased facilities, the recognition of deferred rent expense over the term of certain leases, license fees, restructuring charges, insurance recoveries, the initial market value of certain marketable equity securities not previously recorded and other expenses not previously recorded. The corrections resulted in additional net losses of $6.3 million ($7.7 million in operating losses and $1.4 million in gains on investments) related to prior years. Management and the Audit Committee believe that such amounts are not material to previously reported financial statements. There was no impact on net loss per share in fiscal 2006 from these adjustments.

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 123(R)

Effective July 3, 2005, the first day of fiscal 2006, we adopted Statement of Financial Accounting Standard No. 123, “Share-Based Payment (Revised 2004)” (“SFAS 123(R)”) on a modified prospective basis. As a result, we have included stock-based compensation costs in our results of operations for the year ended June 30, 2006. See “Note 12. Stock-Based Compensation” of our Notes to Consolidated Financial Statements for more details.

SAB 107

In March 2005, the Securities Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107, “Share-Based Payment,” (“SAB 107”). SAB 107 provides guidance regarding the interactions between SFAS 123(R) and certain SEC rules and regulations, including guidance related to valuation methods, the classification of compensation expense, non-GAAP financial measures, the accounting for income tax effects of share-based payment arrangements, disclosures in Management’s Discussion and Analysis (“MD&A”) subsequent to adoption of SFAS 123(R), and modifications of options prior to the adoption of SFAS 123(R). We began adhering to the guidance in SAB 107 upon the implementation of SFAS 123(R) starting the quarter ended September 30, 2005. See “Note 12. Stock-Based Compensation” of our Consolidated Financial Statements and “Employee Stock Options” in MD&A for more details.

SFAS No. 154

In June 2005, Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”). The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. Opinion 20 previously required that such a change be reported as a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this pronouncement is not expected to have a material impact on our financial statements.

FIN 47

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”) which clarifies that the term “conditional asset retirement obligation” as used in Statement of Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. However, the obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN 47 requires that the uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of this pronouncement did not have a material impact on our financial statements.

FIN 48

In June 2006, FASB issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FAS No. 109)” (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, it is determined whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criteria. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in a) an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, b) a reduction in a deferred tax asset or an increase in a deferred tax liability or c) both a and b. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be de-recognized in the first subsequent financial reporting period in which that threshold is no longer met. Use of a valuation allowance as described in FAS No. 109 is not an appropriate substitute for the de-recognition of a tax position. The requirement to assess the need for a valuation allowance for deferred tax assets based on sufficiency of future taxable income is unchanged by this interpretation. This Interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact FIN 48 will have to our consolidated balance sheet and statement of operations.

EITF 06-3

In March 2006, the Emerging Issues Task Force published Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF 06-3”) which requires a policy be adopted to present externally imposed taxes on revenue-producing transactions on either a gross or net basis. Gross or net presentation may be elected for each different type of tax, but similar taxes should be presented consistently. Taxes within the scope of this issue would include taxes that are imposed on a revenue transaction between a seller and a customer. EITF 06-3 is effective in interim and annual financial periods beginning after December 15, 2006. The adoption of EITF 06-3 will not have a material impact on our financial statements.

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

Revenue Recognition: We recognize revenue when it is realized or realizable and earned. We considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Delivery does not occur until products have been shipped or services have been provided to the client, risk of loss has transferred to the client and client acceptance has been obtained, client acceptance provisions have lapsed, or we has objective evidence that the criteria specified in the client acceptance provisions have been satisfied. In situations where a formal acceptance is required but the acceptance only relates to whether the product meets its published specifications, revenue is generally recognized upon shipment provided all other revenue recognition criteria are met. The sales price is not considered to be fixed or determinable until all contingencies related to the sale have been resolved.

We reduce revenue for rebates and other similar allowances. Revenue is recognized only if these estimates can be reliably determined. We base our estimates on historical results taking into consideration the type of client, the type of transaction and the specifics of each arrangement.

In addition to the aforementioned general policies, the following are the specific revenue recognition policies for multiple-element arrangements and for each major category of revenue.

Hardware

Revenue from hardware sales is generally recognized when the product is shipped to the customer and when there are no unfulfilled company obligations that affect the customer’s final acceptance of the arrangement. Any cost of warranties and remaining obligations that are inconsequential or perfunctory are accrued when the corresponding revenue is recognized. Revenue from rentals and operating leases is recognized on a straight-line basis over the term of the rental or lease.

Multiple-Element Arrangements

We enter into multiple-element revenue arrangements, which may include any combination of hardware, software and services. Certain of our networking and communications products are integrated with software that is not considered essential to the functionality of the equipment. We believe that this equipment is not considered software related and would therefore be excluded from the scope of American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) No. 97-2, “Software Revenue Recognition” (“SOP 97-2”). Accordingly, we allocate the fair value of the equipment when sold with software according to the FASB Emerging Issues Task Force Abstracts No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). The value of the arrangement, less the allocated hardware is then considered within the scope of SOP 97-2.

To the extent that a deliverable(s) in a multiple-element arrangement is subject to specific guidance (for example, software that is subject to SOP 97-2 on whether and/or how to separate multiple-deliverable arrangements into separate units of accounting (separability) and how to allocate value among those separate units of accounting (allocation), that deliverable(s) is accounted for in accordance with such specific guidance. A multiple-element arrangement is separated into more than one unit of accounting if all of the following criteria are met:

•	The delivered item(s) has value to the client on a standalone basis.

•	There is objective and reliable evidence of the fair value of the undelivered item(s).

•	If the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of us.

If these criteria are not met, revenue is deferred until the earlier of when such criteria are met or when the last undelivered element is delivered. If there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the arrangement consideration is allocated to the separate units of accounting based on each unit’s relative fair value. There may be cases, however, in which there is objective and reliable evidence of fair value of the undelivered item(s) but no such evidence for the delivered item(s). In those cases, the residual method is used to allocate the arrangement consideration. Under the residual method, the amount of consideration allocated to the delivered item(s) equals the total arrangement consideration less the aggregate fair value of the undelivered item(s). The revenue policies described below are then applied to each unit of accounting, as applicable.

Services

Revenue from services and system maintenance is typically recognized on a straight-line basis over the term of the contract. Revenue from time and material contracts is recognized at the contractual rates as labor hours are delivered and direct expenses are incurred. Revenue related to extended warranty and product maintenance contracts is deferred and recognized on a straight-line basis over the delivery period. We also generate service revenue from hardware repairs and calibrations which is recognized as revenue upon completion of the service.

Software

Revenue from perpetually licensed software is recognized at the inception of the license term. Revenue from time based license arrangements is recognized on a subscription basis over the period that the customer is using the license. Revenue from maintenance, unspecified upgrades and technical support is recognized over the period such items are delivered. In multiple-element revenue arrangements that include software that is more than incidental to the products or services as a whole (software multiple-element arrangements), software and software-related elements are accounted for in accordance with the following policies. Software-related elements include software products and services as well as any non-software deliverable(s) for which a software deliverable is essential to its functionality.

A software multiple-element arrangement is separated into more than one unit of accounting if all of the following criteria are met:

•	The functionality of the delivered element(s) is not dependent on the undelivered element(s).

•	There is vendor-specific objective evidence (VSOE) of fair value of the undelivered element(s).

•	Delivery of the delivered element(s) represents the culmination of the earnings process for that element(s).

If these criteria are not met, the revenue is deferred until the earlier of when such criteria are met or when the last undelivered element is delivered. If there is VSOE for all units of accounting in an arrangement, the arrangement consideration is allocated to the separate units of accounting based on each unit’s relative VSOE. There may be cases, however, in which there is VSOE of the undelivered item(s) but no such evidence for the delivered item(s). In these cases, the residual method is used to allocate the arrangement consideration. Under the residual method, the amount of consideration allocated to the delivered item(s) equals the total arrangement consideration less the aggregate VSOE of the undelivered elements. We limits its assessment of VSOE for each undelivered element is primarily determined via contract specific substantive renewal rates. Changes to the elements in an arrangement and our ability to establish vendor-specific objective evidence for those elements could affect the timing of the revenue recognition.

Allowances for Doubtful Accounts: We perform credit evaluations of our customers’ financial condition. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We record our bad debt expenses as selling, general and administrative expenses. When we become aware that a specific customer is unable to meet its financial obligations to us, for example, as a result of bankruptcy or deterioration in the customer’s operating results or financial position, we record a specific allowance to reflect the level of credit risk in the customer’s outstanding receivable balance. In addition, we record additional allowances based on certain percentages of our aged receivable balances. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. We are not able to predict changes in the financial condition of our customers, and if circumstances related to our customers deteriorate, our estimates of the recoverability of our trade receivables could be materially affected and we may be required to record additional allowances. Alternatively, if we provide more allowances than we need, we may reverse a portion of such provisions in future periods based on our actual collection experience.

Stock-based Compensation: We estimate the fair value of equity awards granted using the Black-Scholes-Merton option-pricing formula and a single option award approach. This option-pricing model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility assumption was determined using a combination of historical and implied volatility of our common stock. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. When estimating forfeitures, we consider voluntary termination behavior as well as future workforce reduction programs. Estimated forfeiture rates are trued-up to actual forfeiture results as the stock-based awards vest the forfeiture rate based on historical experience of our stock-based award that are granted, exercised and cancelled. Total fair value of the equity awards, net of forfeiture, is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

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

Income Taxes: In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”), we recognize income taxes using an asset and liability approach. This approach requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The measurement of current and deferred taxes is based on provisions of the enacted tax law and the effects of future changes in tax laws or rates are not anticipated.

SFAS 109 provides for recognition of deferred tax assets if the realization of such deferred tax assets is more likely than not to occur. With the exception of certain international jurisdictions, we have determined that at this time it is more likely than not that deferred tax assets attributable to the remaining jurisdictions will not be realized, primarily due to uncertainties related to our ability to utilize our net operating loss carryforwards before they expire based on our recent years history of losses. Accordingly, we have established a valuation allowance for such deferred tax assets. If there is a change in our ability to realize our deferred tax assets, then our tax provision may decrease in the period in which we determine that realization is more likely than not.

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

Pension and Other Postretirement Benefits: The determination of our obligation and expense for pension and other postretirement benefits payable to employees and retirees is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include, among others, the discount rate, expected long-term rate of return on plan assets, compensation increases and mortality assumptions for the plan participants. Measurements of net periodic benefit costs are based on the assumptions used for the previous year end measurements of assets and obligations. We review our actuarial assumptions on an annual basis and, in consultation with our actuaries, make modifications to the assumptions based on current rates and trends when appropriate. In accordance with SFAS No. 87, “Employer’s Accounting for Pensions” (“SFAS 87”), and SFAS No. 106 “Employer’s Accounting for Postretirement Benefits Other than Pensions,” (“SFAS 106”) actual results that differ from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense and recorded obligation in such future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions that may be required under new legislation, or accounting pronouncements, or otherwise may materially affect our pension and other post-retirement obligations and our future expense.

Loss Contingencies: We are subject to the possibility of various loss contingencies arising in the ordinary course of business. We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required.

RESULTS OF OPERATIONS

The results of operations for the current period are not necessarily indicative of results to be expected for future years. The following table sets forth the components of our Consolidated Statements of Operations as a percentage of net revenue:

	Years Ended June 30,
	2006	2005	2004
Net revenue	100%	100%	100%
Cost of sales	69	82	77
Amortization of acquired developed technologies	3	2	2

Gross profit	28	16	21

Operating expenses:
Research and development	13	13	16
Selling, general and administrative	27	22	23
Amortization of other intangibles	2	1	1
Acquired in-process research and development	2	—	—
Reduction of goodwill	2	8	—
Reduction of intangibles and loss on long-lived assets	—	4	8
Restructuring charges	3	3	2

Total operating expenses	49	51	50

Loss from operations	(21)	(35)	(29)
Interest and other, net	2	(1)	4
Gain on sale of investments	6	3	6
Reduction in fair value of investments	—	(2)	(1)
Loss on equity method investments	—	(1)	(1)

Loss before income taxes and cumulative effect of an accounting change	(13)	(36)	(21)
Provision of (benefit for) income taxes	—	1	(3)

Loss before cumulative effect of an accounting change	(13)	(37)	(18)
Cumulative effect of an accounting change	—	—	—

Net loss	(13)%	(37)%	(18)%

Financial Data for Fiscal 2006, 2005, and 2004:

The following table summarizes selected Consolidated Statement of Operations items (in millions, except for percentages):

	2006	2005	Change	Percentage Change	2005	2004	Change	Percentage Change
Net revenue	$1,204.3	$712.2	$492.1	69%	$712.2	$635.9	$76.3	12%

Gross profit	340.5	112.2	228.3	203%	112.2	135.9	(23.7)	-17%
Percentage of net revenue	28%	16%			16%	21%

Research and development	155.5	93.7	61.8	66%	93.7	99.5	(5.8)	-6%
Percentage of net revenue	13%	13%			13%	16%

Selling, general and administrative	325.3	157.3	168.0	107%	157.3	144.7	12.6	9%
Percentage of net revenue	27%	22%			22%	23%

Amortization of other intangibles	24.4	6.4	18.0	281%	6.4	6.1	0.3	5%
Percentage of net revenue	2%	1%			1%	1%

Acquired in-process research and development	20.3	1.1	19.2	1745%	1.1	2.6	(1.5)	-58%
Percentage of net revenue	2%	—			—	—

Reduction of goodwill	22.4	53.7	(31.3)	-58%	53.7	—	53.7	—
Percentage of net revenue	2%	8%			8%	—

Reduction of other long-lived assets	5.6	31.6	(26.0)	-82%	31.6	52.3	(20.7)	-40%
Percentage of net revenue	—	4%			4%	8%

Restructuring charges	35.0	18.2	16.8	92%	18.2	11.5	6.7	58%
Percentage of net revenue	3%	3%			3%	2%

Net Revenue:

Net revenue in fiscal 2006 increased 69%, or $492.1 million, to $1,204.3 million from $712.2 million in fiscal 2005. The increase is primarily due to recent acquisitions and an increase in demand of our agile optical network (“AON”) products, including Reconfigurable Optical Add / Drop Multiplexers (“ROADM”), optical switches, blockers, and tunables. Recent acquisitions include Acterna in August 2005, Agility in November 2005, and Lightwave in May 2005. The increase in net revenue was partially offset by a decrease in net revenue in our custom optics business unit due to our decision to exit non-core and unprofitable product lines.

Our net revenue increased by $76.3 million from fiscal 2004 to fiscal 2005. The increase in net revenue between fiscal 2004 and 2005 is mainly related to higher demand for products in our Optical Communications segment which had net revenue increase by $104.8 million year over year. Specific products that grew were the wavelength blocker, switch products, and the optical pumps product. This increase in net revenue was partially offset by a $22.6 million decrease in our Advanced Optical Technologies segment net revenue. This decrease was primarily due to rapidly declining revenue during fiscal 2005 from our micro display window products. We have terminated these product lines and are not anticipating meaningful revenue from such products in the future

Going forward, we expect to continue to encounter a number of industry and market structural risks and uncertainties that will limit our business climate and market visibility, and consequently, our ability to predict future revenue, profitability and general financial performance, and that could create quarter over quarter variability in one or more of our financial measures. These structural risks and uncertainties include: (a) strong pricing pressures, particularly within our Optical Communications markets, due to, among other things, a highly concentrated customer base, increasing Asian competition, excess device manufacturing capacity within the optical communications industry and a general commoditization trend for many of our products; (b) high product mix variability, particularly in our Optical Communications products, which causes revenue variability, as well as gross profit variability due to, among other things, factory utilization fluctuations and inventory and supply chain management complexities; (c) seasonal buying patterns within our Communications Test & Measurement customers, which causes significant seasonal revenue variation within this high gross margin business unit; and (d) continuing service provider business model uncertainty, which causes demand, revenue and profitability measure unpredictability at each level of the communications industry. Moreover, the current trend of communications industry consolidations is expected to continue, directly affecting our Optical Communication’s and Communications Test & Measurement’s customer base and adding additional risk and uncertainty to our financial and business predictability.

Our program of North American assembly manufacturing transitions are entering their final phases, but until completed, these activities will continue to present additional supply chain and product delivery disruption risks, yield and quality concerns and increased cost risks. These risks, while expected to diminish over the next several quarters, also currently limit our ability to predict future revenue, profitability and general financial performance.

We operate primarily in three geographic regions: Americas, Europe and Asia. The following table presents net revenue by geographic regions (in millions):

	Years Ended June 30,
	2006	2005	2004
Net revenue:
Americas	$736.2	$466.6	$406.9
Europe	283.1	132.4	124.1
Asia-Pacific	185.0	113.2	104.9

Total net revenue	$1,204.3	$712.2	$635.9

Net revenue from customers outside the Americas represented 39%, 34%, and 36% of net revenue for the fiscal years ended 2006, 2005, and 2004, respectively. Net revenue was assigned to geographic regions based on the customers’ shipment locations. We expect revenue from international customers to continue to be an important part of our overall net revenue and an increasing focus for net revenue growth.

During fiscal 2006, 2005, and 2004, no customer accounted for more than 10% of net revenue.

Gross Profit:

Gross profit in fiscal 2006 increased 203%, or $228.3 million, to $340.5 million from $112.2 million in fiscal 2005. The increase is primarily due to the addition of our Communications Test & Measurement segment, additional gross profit in Optical Communications primarily from an increase in sales volume and savings from our on-going manufacturing cost reduction programs. This increase in gross profit was partially offset by an increase in amortization expense of acquired developed technologies and purchase accounting adjustments due to the acquisitions of Acterna in August 2005 and Agility in November 2005. Gross profit excluding amortization expense of acquired developed technologies in fiscal 2006 increased 200%, or $251.3 million, to $376.9 million from $125.6 million in fiscal 2005. In addition, fiscal 2006 includes a stock compensation expense of $3.3 million related to the adoption of SFAS 123(R).

The decrease in gross profit from fiscal 2004 to fiscal 2005 was principally due to (i) declining average selling prices across much of the portfolio, but most particularly in Optical Communications’ products; (ii) higher overhead absorption variances primarily due to lower utilization in Advanced Optical Technologies segment resulting from the discontinuance of several products and additional costs related to product transition activities; (iii) product mix shift to generally lower margin Optical Communications products (which grew in fiscal 2005 to 59% of net revenues as compared to 50% of net revenue in fiscal 2004), from generally higher margin Advanced Optical Technologies and Lasers products, due most notably to the decline and end of life of our micro display window products; (iv) an increase in amortization expense of acquired developed technologies; and (v) reduced net benefit from change in inventory reserves due to a reduction of $4.2 million in the sale of fully reserved inventory from $44.1 million in fiscal 2004 to $39.9 million in fiscal 2005. Gross profit excluding amortization expense of acquired developed technologies in fiscal 2005 decreased 14%, or $20.2 million, to $125.6 million from $145.8 million in fiscal 2004.

As discussed in more detail under “Net Revenue” above, we sell products in certain markets that are undergoing product, architectural and business model transitions, have high customer concentrations, are highly competitive (increasingly due to Asia-

based competition) and consolidating, are price sensitive and are affected by customer seasonal and mix variant buying patterns. These factors along with our continuing ongoing product and manufacturing transitions, supplier constraints and factory utilization and execution issues, can and will result in pressure on, and quarterly variability in, our gross profit. In addition to the risks and uncertainties discussed under “Net Revenue” above, we face additional risks and uncertainties, associated with new product introductions that could impair future gross profits. Currently, the introduction of new products, such as ROADM’s, optical switches, tunable transponders, high speed transponders, solid state lasers and display components, which due to the untested nature of the products and the potential for complexity have incurred and are expected to continue to incur relatively higher start-up costs and increased yield and product quality risk. Issues associated with some of these products have negatively impacted and could continue to negatively impact our gross profit.

Research and Development (“R&D”):

R&D expense in fiscal 2006 increased 66%, or $61.8 million, to $155.5 million from $93.7 million in the comparable period in fiscal 2005. The increase is primarily due to the recent acquisitions of Acterna, Agility, and Lightwave and additional compensation expenses related to the adoption of SFAS 123(R). Fiscal 2006 includes stock compensation expense of $3.7 million from the adoption of SFAS 123(R).

R&D expenses in fiscal 2005 decreased 6%, or $5.8 million, to $93.7 million from $99.5 million in the comparable period in fiscal 2004. The decrease in R&D was mainly related to reduced headcount in both product groups. The Optical Communications expenses were lower by $2.8 million when compared to fiscal 2004. These savings were due to lower headcount and lower R&D material expenses as a result of centralizing development groups and divesting of product lines including CATV and Vitrocom communications products. The Commercial and Consumer expenses were higher by $1.3 million when compared to fiscal 2004. The group’s higher R&D materials, used primarily for investment in coating technology associated with the “U-Class” project, were partially offset by lower headcount and related expenses compared to the prior year. Our total headcount for R&D declined from 647 at the end of fiscal 2004 to 532 at the end of fiscal 2005.

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

Selling, General and Administrative (“SG&A”):

SG&A expense in fiscal 2006 increased 107%, or $168 million, to $325.3 million from $157.3 million in the fiscal 2005. The increase is primarily due to the recent acquisitions of Acterna, Agility and Lightwave, increased accounting related costs to address the requirements of the Sarbanes-Oxley Act and additional compensation expenses related to the adoption of SFAS 123(R). Fiscal 2006 includes stock compensation expense of $8.0 million from the adoption of SFAS 123(R).

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

Amortization of Other Intangibles:

The increase in amortization expense in fiscal 2006 is primarily due to the increase in our intangible assets subject to amortization as a result of our acquisitions of Acterna in the first quarter and Agility in the second quarter of fiscal 2006.

The increase in amortization expense between fiscal 2004 and fiscal 2005 was primarily due to the increase in our intangible assets subject to amortization as a result of the acquisitions of E2O, ADO, Lightwave, and PPS.

For Additional information regarding intangible assets subject to amortization, see “Note 7. Other Intangibles” to the Consolidated Financial Statements.

Acquired In-Process Research and Development:

In fiscal 2006, we incurred $19.9 million and $0.4 million of in-process research and development (“IPR&D”) expense in connection with our purchase of Acterna in the first quarter and Agility in the second quarter of fiscal 2006, respectively. In accordance with generally accepted accounting principles, this IPR&D amount was expensed on the acquisition date as the acquired technology had not yet reached technological feasibility and had no future alternative uses.

In fiscal 2005, we recorded charges of $1.1 million for acquired in-process research and development (“IPR&D”) in connection with our acquisition of Lightwave. In fiscal 2004, we recorded charges of $2.6 million for IPR&D in connection with our acquisition of E2O.

Reduction of Goodwill:

As part of our quarterly review of financial results, we determine if there are indicators that the carrying value of our goodwill may not be recoverable. We test for impairment of goodwill on an annual basis and at any other time if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. See “Note 6. Goodwill” of our Notes to Consolidated Financial Statements for more detail.

In fiscal 2006, we recorded a $22.4 million of impairment charge related to our Da Vinci reporting unit within the Communications Test & Measurement segment. The impairment was the result of delayed product introduction and acceptance of next generation color and image enhancement products. As part of our annual impairment analysis as of May 1, 2006, we noted that the carrying value of our long-term assets, including goodwill, may not be recoverable and performed an additional impairment review. Under the first step of the Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) analysis, the fair value of Da Vinci was determined. Based on that analysis, we determined that the carrying amount of Da Vinci exceeded its fair value. We performed the second step analysis to determine the amount of the impairment loss.

In fiscal 2005, we recorded $53.7 million of impairment charges. As part of our annual impairment analysis as of May 1, 2005, we noted that the carrying value of our long-term assets, including goodwill, may not be recoverable and performed an additional impairment review. Under the first step of the SFAS 142 analysis, the fair value of a reporting unit was determined. Based on that analysis, we determined that the carrying amount of a reporting unit within the Commercial and Consumer exceeded its fair value. We performed the second step analysis to determine the amount of the impairment loss.

We did not identify any impairment indicators during fiscal 2004.

Reduction of Other Long-Lived Assets:

During fiscal 2006, 2005 and 2004, we recorded $5.6 million, $31.6 million and $52.3 million, respectively, of reductions in the carrying value of its long-lived assets in accordance with Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). The carrying values of assets held for sale at June 30, 2006 and 2005 were $2.9 million and $9.4 million, respectively. The following table summarizes the components of the reductions of other long-lived assets (in millions):

	2006	2005	Change	2005	2004	Change
Impairments of other long-lived assets:
Assets held and used	$3.0	$5.2	$(2.2)	$5.2	$16.4	$(11.2)
Assets held for sale	0.1	10.9	(10.8)	10.9	35.4	(24.5)
Loss on the sale of assets	2.5	15.5	(13.0)	15.5	0.5	15.0

Total reductions of other long-lived assets	$5.6	$31.6	$(26.0)	$31.6	$52.3	$(20.7)

Fiscal 2006 Charges:

Assets Held and Used:

We noticed indicators during fiscal 2006 that the carrying value of our long-lived assets may not be recoverable and performed an impairment review in accordance with SFAS 144. We evaluated the recoverability of our long-lived assets and recorded impairment charges based on the amounts by which the carrying amounts of these assets exceeded their fair value. For tangible fixed assets, we valued these assets that were subject to impairment using specific appraisals. As a result of the review, we recorded losses of $2.7 million for impairment of certain assets formerly utilized in our Santa Rosa, California manufacturing facility, $0.2 million in connection with the closure of the Melbourne, Florida facility, and $0.5 million in connection with the closure of the Rochester, Minnesota facility, partially offset by $0.4 million gain on other adjustments.

Assets Held for Sale:

In the fourth quarter of fiscal year 2006, we entered into a contract to sell our Milan, Italy sales office facility for net proceeds of approximately $2.8 million. In accordance with SFAS 144, we recorded an impairment charge of $0.1 million. The sale is expected to close in the second quarter of fiscal year 2007.

Sale of Assets:

During fiscal year 2006, we recorded losses of $6.9 million on the sale of assets primarily relating to the sale of our front surface mirror business and the sale of one of our Santa Rosa, California manufacturing facilities, offset by gains of $3.8 million on the sale of our Melbourne, Florida manufacturing facility, $0.3 million on the sale of our Cotia, Brazil sales and warehouse facility, and $0.3 million on the sale of 55 acres of land in Raleigh, North Carolina.

Fiscal 2005 Charges:

Assets Held and Used:

We noted indicators during the fourth quarter of fiscal 2005 that the carrying value of our long-lived assets, including purchased intangibles recorded in connection with our various acquisitions and property, plant and equipment, may not be recoverable and performed an impairment review in accordance with SFAS 144. We evaluated the recoverability of our long-lived assets and recorded impairment charges based on the amounts by which the carrying amounts of these assets exceeded their fair value. For purchased intangibles, fair value was determined based on discounted future cash flows for the operating entities that had separately identifiable cash flows. For tangible fixed assets, we valued these assets that were subject to impairment using specific appraisals. As a result of the review, we reduced the value of certain manufacturing equipment related to the front surface mirror and DLP microdisplay window programs in our Santa Rosa, California facility by $0.7 million to zero and purchased intangibles from ADO by $4.5 million to zero.

Assets Held for Sale:

During fiscal 2005, we adjusted the carrying value of our Ottawa, Canada facility held for sale. In accordance with SFAS 144, we recorded total impairment charges of $10.9 million related to the Ottawa facility, which was later sold in the fourth quarter of fiscal 2005 for $23.5 million. In addition, in fiscal 2005, we classified our Melbourne facility as being held for sale and no impairment charges were required.

Sale of Assets:

During fiscal 2005, we recorded a loss of $10.9 million on the disposal of certain assets from our Ottawa, Canada facility. In addition, we completed the sale of Casix, a subsidiary located in Fuzhou, China, and our precision glass business located in Mountain Lakes, New Jersey to Fabrinet and our CATV business to Emcore. We recorded a total loss related to these disposals of $4.7 million. The sales were part of management’s continuing efforts to reduce our footprint and rationalize the existing manufacture of our products based on core competencies and cost efficiencies.

Fiscal 2004 Charges:

Assets Held and Used:

During fiscal 2004, as a result of the adoption of FASB Interpretation No. 46 “Consolidation of Variable Interest Entities an Interpretation of ARB No. 51 (revised December 2003)” (“FIN 46R”) with respect to two properties under a synthetic lease agreement, we recognized a $5.0 million deferred impairment charge related to the Melbourne, Florida property, which was originally being amortized over the term of the lease. In accordance with SFAS 144, we also reduced to estimated realizable value, the value of certain manufacturing equipment by $7.7 million, and other assets by $3.7 million. We noted no indicators of impairment during fiscal 2004 related to our remaining long-lived assets, including purchased intangibles.

Assets Held for Sale:

During fiscal 2004, we consolidated our corporate headquarters to San Jose, California. In light of the decision to consolidate the corporate headquarters, we determined that it did not need to continue to operate a facility in Ottawa, Canada. The Ottawa, Canada facility was classified as held for sale, and we adjusted the carrying value of the property. We also adjusted the carrying value of certain other assets previously classified as held for sale. In accordance with SFAS 144, we recorded total impairment charges of $35.4 million for fiscal 2004, primarily related to the Ottawa, Canada facility, representing the amount by which the carrying value of the assets exceeded fair value less cost to sell.

Sale of Assets:

During fiscal 2004, we recorded losses of $0.5 million on the disposal of certain assets.

Restructuring and Other Related Charges:

During the third quarter of fiscal 2004, we announced completion of the Global Realignment Program (“GRP”), which began in April 2001. That program focused on large-scale site and employee reductions. We continue to take advantage of opportunities to further reduce costs through targeted, customer-driven restructuring events intended to consolidate and rationalize the manufacture of our products based on core competencies and cost efficiencies. See “Note 10. Restructuring” for more detail.

During fiscal 2006, we recorded $35.0 million in restructuring charges which included $15.2 million for severance and benefits, $9.0 million for manufacturing transfer costs, $5.8 million in lease termination costs and $5.0 million to adjust accruals on previously restructured leases. These charges primarily relate the further consolidation of our manufacturing operations and the transfer of such operations to other of our facilities and to the facilities of our contract manufacturing partners and the relocation of our executive offices to accommodate the future needs of the organization. We expect to incur approximately $7.0 million of charges in the first half of fiscal 2007, which will be recognized as the services are performed and actions occur. These events accounted for the termination of 921 employees: 894 in North America and 27 in Europe. Of these reductions to headcount, 770 were in manufacturing, 84 in research and development and 67 in sales, general and administration functions. As of June 30, 2006, 331 of these employees have been terminated. Payments related to severance and benefits are expected to be paid off by the second quarter of fiscal 2007 and payments related to lease costs are expected to be paid by the first quarter of fiscal 2011. We expect to incur approximately $7.0 million of charges in the first half of fiscal 2007, which will be recognized as the services are performed and actions occur.

During fiscal 2005, we recorded $18.2 million in restructuring charges which included $11.8 million for severance and benefits, $3.0 million in lease termination costs and $3.4 million to adjust accruals on previously restructured leases. These charges primarily relate to the decisions to close our facilities in Ewing, New Jersey, Melbourne, Florida, Indonesia and Singapore and consolidate these operations into other facilities or to source the products from outside manufacturers. We also announced plans to selectively reduce our workforce at our facilities in Santa Rosa, California. These events accounted for the termination of 893 employees: 500 in North America, 389 in Asia Pacific, and 4 in Europe. Of these reductions to headcount, 783 were in manufacturing, 44 in research and development and 68 in sales, general and administration functions. As of June 30, 2006, 887 of these employees have been terminated.

During fiscal 2004, we recorded $11.5 million in restructuring charges primarily related to severance and benefit obligations and adjustments to accruals on previously restructured leases. These charges primarily relate to the decisions to eliminate technology and manufacturing operations in Japan and to streamline certain functions in North America. These events accounted for the termination of 137 employees: 106 in North America and 31 in Asia Pacific. Of these reductions to headcount, 95 were in manufacturing, 18 in research and development, and 24 in sales, general and administration functions. As of June 30, 2006, all of these employees have been terminated.

Interest and Other, Net:

During fiscal 2006, net interest and other income increased by $36.6 million, from an expense of $8.9 million in fiscal 2005 to income of $27.7 million in fiscal 2006. The increase was primarily due to lower exchange losses as a result of significant losses in fiscal 2005 from the settlement of intercompany balances and the write off of currency translation adjustments, the implementation of hedging initiatives designed to mitigate the impact of foreign currency fluctuations and income from a patent settlement.

Interest and other income and expense decreased $32.1 million from income of $23.2 million in fiscal 2004 to expense of $8.9 million in fiscal 2005 primarily due to higher exchange losses arising from the following activities: settlement of intercompany balance between Corporate and the Canadian subsidiary for $12.9 million, settlement of a foreign lease liability for $2.7 million, and the write off of currency translation adjustments related to substantially liquidated subsidiaries in the United Kingdom, Germany, the Netherlands, and Taiwan of $16.9 million.

Gain on Sale of Investments:

During fiscal 2006, we recorded net gains on sale of investments of $73.2 million primarily due to the sale of our equity investment in ADVA Optical Networking AG (“ADVA”), Prudential Financial, Inc. (“Prudential”), and Nortel Networks (“Nortel”) for a net gain of $63.6 million, $3.6 million, and $4.4 million, respectively. These investments had a combined carrying value of $9.8 million at June 30, 2005, including ADVA, which was accounted for under the equity method at a carrying value of $0.3 million. The fair value of our marketable equity securities at June 30, 2006 was approximately $1.1 million. See “Note 5. Investments” for more details.

The gain of $20.0 million in fiscal 2005 was primarily the result of the sale of marketable public securities in Nortel common stock, which were received in the sale of our Zurich facility to Nortel in fiscal 2001. Other gains were realized from the sale of common stock in Cisco, Adept, and ADVA, offset by losses from fixed income securities. The fair value of our marketable equity securities at June 30, 2005 was approximately $13.5 million. See “Note 5. Investments” for more details.

The gain of $41.2 million in fiscal 2004 was primarily the result of the sale of Nortel common stock.

Reduction in Fair Value of Investments:

We periodically review our investments for impairment. When the carrying value of an investment exceeds the fair value and the decline in fair value is deemed to be other-than-temporary, we write down the value of the investment to its fair value. During fiscal 2006 we recorded $4.2 million of reductions in fair value of certain non-marketable investments. The write-downs in fiscal 2005 consisted of $8.4 million related to the decline in fair value of various non-marketable equity securities and $0.8 million related to other available-for-sale investments. The write-downs in fiscal 2004 consisted of $3.8 million related to the decline in fair value of various non-marketable equity securities.

Should the fair value of our investments decline in the future, we may be required to record additional charges if the decline is determined to be other-than-temporary. The carrying amount of our non-marketable investments was $10.8 million on June 30, 2006.

Income (Loss) on Equity Method Investments:

Our active equity method investments include two venture capital funds and one direct investment. Charges in fiscal 2006, 2005 and 2004 consisted primarily of our pro rata share of the net gains and losses on our equity method investments.

Income Tax Expense (Benefit):

Fiscal 2006 Tax Expense:

We recorded a net income tax benefit of $0.4 million in fiscal 2006. The net income tax benefit recorded for fiscal 2006 primarily relates to $9.6 million of income tax benefit recognized for refunds attributable to the successful conclusion of an IRS audit related to tax losses carried back to taxable periods, net of reductions to related goodwill. In addition, we recognized a tax benefit of $2.3 million attributable to the release of valuation allowance for jurisdictions which we believe are more likely than not to have future income and a tax expense of $3.6 million as a result of a non cash charge associated with the reversal of tax benefits recognized in prior periods relating to the sale of certain marketable securities. The $3.6 million income tax expense was recorded in accordance with Statement of Financial Accounting Standard No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”) and Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS 109”). We also provided $6.9 million of current tax expense for certain foreign and state jurisdictions.

Based on a jurisdiction by jurisdiction review of anticipated future income and due to the continued economic uncertainty in the industry, management has determined that in most of our jurisdictions it is more likely than not that our net deferred tax assets will not be realized and we have recorded deferred tax assets as of June 30, 2006 only to the extent of certain offsetting deferred tax liabilities in those jurisdictions. During fiscal 2006 the valuation allowance for deferred tax assets increased by $49.0 million. The increase was primarily due to domestic and foreign tax net operating losses sustained during the fiscal year. The increase was partially offset by the increase of acquired intangibles.

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

Operating Segment Information:

	2006	2005	Change	Percentage Change	2005	2004	Change	Percentage Change
Optical Communications
Net Revenue	$470.5	$422.2	$48.3	11%	$422.2	$317.4	$104.8	33%
Operating loss	(26.6)	(36.0)	9.4	26%	(36.0)	(52.0)	16.0	31%

Communications Test & Measurement
Net Revenue	494.5	—	494.5	—	—	—	—	—
Operating income	70.7	—	70.7	—	—	—	—	—

Advanced Optical Technologies
Net Revenue	162.8	231.0	(68.2)	-30%	231.0	253.6	(22.6)	-9%
Operating income	36.2	28.0	8.2	29%	28.0	50.2	(22.2)	-44%

All Other:
Net Revenue	80.5	59.0	21.5	36%	59.0	64.9	(5.9)	-9%
Operating loss	—	(4.1)	4.1	—	(4.1)	(0.3)	(3.8)	1267%

Deferred revenue related to purchase accounting adjustment	(4.0)	—	(4.0)	—	—	—	—	—

In fiscal 2006, we changed our financial reporting structure with the formation of the Advanced Optical Technologies segment, which includes our Flex and Custom Optics businesses. Our Lasers business unit is being reported in the All Other category. Our Flex, Custom Optics and Laser businesses serve our Commercial and Consumer markets and were previously reported in our Consumer and Commercial segment. See “Note 17. Operating Segments and Geographical Information” of the Notes to Consolidated Financial Statements for detail.

Optical Communications:

The increase in Optical Communications net revenue between fiscal 2006 and fiscal 2005 is mainly related to an increase in demand of our agile optical network (AON) products, including Reconfigurable Optical Add / Drop Multiplexers (ROADM), optical switches, blockers, and tunables and the acquisition of Agility in November of 2005. The decrease in Optical Communications operating loss between fiscal 2006 and 2005 was primarily due to increased product demand and the impact of our on-going manufacturing cost reduction programs.

The increase in Optical Communications net revenue between fiscal 2005 and fiscal 2004 is mainly related to improved market conditions, increased revenue from the Subsystems Products Group of $62.7 million, and a full year’s revenue from the E2O acquisition which closed in May of fiscal 2004. The decrease in Optical Communications operating loss between fiscal 2005 and 2004 was primarily due to incremental sales volume and lower R&D spending which was partially offset by lower average selling prices (ASPs) and lower excess and obsolete (E&O) net recoveries.

Communications Test & Measurement:

On August 3, 2005, we completed the acquisition of Acterna, a leading worldwide provider of broadband and optical test and measurement solutions for telecommunications and cable service providers and network equipment manufacturers. Beginning in the first quarter of fiscal 2006, the addition of Acterna comprises a new reportable segment to our business: Communications Test & Measurement.

Advanced Optical Technologies:

The decrease in Advanced Optical Technologies net revenue between fiscal 2006 and fiscal 2005 is primarily due to a decrease in net revenue in our Custom Optics business unit related to our decision to exit non-core and unprofitable product lines. The increase in Advanced Optical Technologies operating income between fiscal 2006 and 2005 was primarily due to the reduction of the operating cost structure with the exit of unprofitable Custom Optics product lines.

The decrease in Advanced Optical Technologies revenue between fiscal 2005 and fiscal 2004 was primarily due to a decline in Custom Optics revenue of 18% which was partially offset by an increase in revenue of 9% in our Document Authentication business unit. The decrease in Advanced Optical Technologies operating income between fiscal 2005 and 2004 was primarily due to lower production levels which resulted in higher production variances and higher charges for obsolete inventories associated with the “end-of life” programs primarily for micro display window products.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal 2006:

We had a combined balance of cash, cash equivalents, short-term investments and restricted cash of $1,238.6 million at June 30, 2006, a decrease of $65.9 million from June 30, 2005. Significant inflows included $415.9 million of net proceeds from the issuance of convertible debt, $75.1 million from the sale of long-term investments, $31.6 million from sales of net assets and $28.2 million from the exercise of stock options and the issuance of stock under employee stock plans. Significant outflows included $479.7 million of cash used in acquisitions, $81.2 million used in operating activities and $67.2 million for purchases of property, plant and equipment. Cash and cash equivalents decreased by $141.8 million in fiscal 2006, primarily due to the above-referenced items and to an increase in short-term investments of $64.0 million.

Operating activities used $81.2 million in cash during fiscal 2006, resulting from: (i) our net loss, adjusted for non-cash items such as depreciation, amortization, and various gains and losses, of $23.1 million, and (ii) changes in operating assets and liabilities that used $58.1 million. The largest change in operating assets and liabilities was an increase in net accounts receivable, which added $67.1 million to cash used in operating activities. The increase in accounts receivable was primarily due to the acquisition of Acterna in August 2005.

Cash used in investing activities was $506.7 million during fiscal 2006, primarily due to $479.7 million of cash used for acquisitions, net of cash acquired, and $67.2 million used for purchases of property and equipment. Partially offsetting these uses of cash were $31.6 million of proceeds from the sale of assets, and $16.8 million from sales and maturities of investments in excess of purchases.

Our financing activities provided cash of $444.1 million, representing $415.9 million of net proceeds from issuance of debt and $28.2 million from the exercise of stock options and issuance of stock under employee stock plans. Total long-term debt outstanding was $900.0 million at June 30, 2006. See “Note 9. Convertible Debt and Letters of Credit” of our Notes to Consolidated Financial Statements for additional information regarding debt financing.

Fiscal 2005:

We had a combined balance of cash, cash equivalents, short-term investments and restricted cash of $1,304.5 million at June 30, 2005, a decrease of $249.6 million from June 30, 2004 primarily due to operating activities, purchases of property, plant and equipment, and acquisition of businesses. Cash and cash equivalents increased by $182.0 million in fiscal 2005, primarily due to sales and maturities of short-term investments.

Operating activities used $139.9 million in cash during fiscal 2005, resulting from: (i) our net loss, adjusted for non-cash items such as depreciation, amortization, and various gains and losses, of $59.1 million, and (ii) changes in operating assets and liabilities that used $80.8 million. The largest change in operating assets and liabilities was the reduction in Other for $76.4 million, primarily from payments of obligations previously accrued under the Global Realignment Program. Net accounts receivable of $102.3 million at the end of fiscal 2005 were relatively consistent as at the end of fiscal 2004, despite the increase in revenue from 2004 to 2005. Inventory of $97.4 million at June 30, 2005 was $27.6 million lower than at June 30, 2004, primarily due to business divestitures and transitions of certain inventory and related manufacturing to contract manufacturers.

Cash provided by investing activities was $307.2 million during fiscal 2005, primarily due to sales and maturities of available for sale investments exceeding purchases by $403.2 million. Partially offsetting these sources of cash were acquisitions of businesses for $70.3 million, net of cash acquired, as discussed in “Note 3. Mergers and Acquisitions” of our Notes to Consolidated Financial Statements, and purchases of property and equipment for $35.8 million. Net proceeds from sales of assets equaled $26.7 million.

Our financing activities provided cash of $14.0 million, resulting primarily from the issuance of stock under employee stock plans. Our total debt outstanding, including capital lease obligations, was $475.4 million at June 30, 2005. See “Note 9. Convertible Debt and Letters of Credit” of our Notes to Consolidated Financial Statements for additional information regarding debt financing.

Our investments of surplus cash are made in accordance with an investment policy approved by the audit committee of our Board of Directors. In general, our investment policy requires that securities purchased and held be rated A-1/P-1, A/A2 or better. No security may have an effective maturity that exceeds 37 months, and the average duration of our holdings may not exceed 18 months. At any time, no more than 10% of the investment portfolio may be concentrated in a single issuer other than the U.S. government or U.S. agencies. Our investments in debt securities and marketable equity securities are primarily classified as available-for-sale investments or trading assets and are recorded at fair value. The cost of securities sold is based on the specific identification method. Unrealized gains and losses on available-for-sale investments are reported as a separate component of stockholders’ equity. We did not hold any investments in auction rate securities or variable rate demand notes at the end of fiscal 2006.

Financial Commitments

Our holdings include $10.8 million in minority investments in certain privately held companies and venture capital funds. As of June 30, 2006, we had no commitment to provide additional funding to venture capital investment partnerships.

Contractual Obligations

The following summarizes our contractual obligations at June 30, 2006, and the effect such obligations are expected to have on our liquidity and cash flow over the next five years (in millions):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Asset retirement obligations - expected cash payments	$13.3	$0.5	$1.1	$5.8	$5.9

Long-Term Debt: (1)
Zero Coupon Senior Convertible Notes	475.0	—	475.0	—	—
1% Senior Convertible Notes	425.0	—	—	—	425.0
Interest on 1% Senior Convertible Notes	29.7	4.2	8.5	8.5	8.5
Purchase obligations (2)	196.8	196.8	—	—	—
Operating lease obligations (2)	113.5	25.3	42.6	24.1	21.5
Capital lease obligations (2)	4.1	0.9	1.8	1.4	—
Other non-current liabilities	95.1	6.2	9.5	9.3	70.1

Total	$1,352.5	$233.9	$538.5	$49.1	$531.0

(1)	For further discussion surrounding debt obligations, refer to Note 9 to the consolidated financial statements.
(2)	For further discussion surrounding purchase and lease obligations, refer to Note 16 to the consolidated financial statements.

As of June 30, 2006, operating lease obligations of $25.7 million in connection with our restructuring program were accrued in our Consolidated Balance Sheet. Operating lease obligations of $9.6 million were included in the “Restructuring accrual” and $16.1 million was accrued in “Other non-current liabilities”.

Purchase obligations represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements, as of June 30, 2006.

As of June 30, 2006, other non-current liabilities primarily represent amounts withheld by us as security for the representations and warranties of the selling parties during specified indemnification periods following mergers and acquisitions. These liabilities also include the accumulated postretirement benefit obligation of a subsidiary.

Off-Balance Sheet Arrangements

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

Acquisitions:

On May 4, 2006, we completed the acquisition of Test-Um Inc. (“Test-Um”), an industry-leading provider of home networking test instruments for the FTTx and digital cable markets, for $17.2 million in cash. By acquiring Test-Um, we expand our channels for the sale of our broad portfolio of test instruments for broadband access networks, including the recently introduced SmartClass line of instruments. We plan to leverage Test-Um’s network of several hundred distribution partners, making our access test instruments available to the service installation and electrical contractors served by Test-Um today. In addition, the acquisition creates new market opportunities for Test-Um’s products, which will be made available through our direct sales and service organization serving the largest telecommunications and cable service providers worldwide.

On November 30, 2005, we completed the acquisition of Agility Communications, Inc. (“Agility”), a leading provider of widely tunable laser solutions for optical networks, for 22,598,149 shares of the Company’s common stock with a market value of $54.1 million at the measurement date and $10.7 million in cash. The acquisition is expected to solidify our leadership position in the rapidly growing market for tunable lasers and transponders; offer an optimal path to high volume, high yield, tunable, pluggable solutions when combined with JDSU’s manufacturing scalability; and establish JDSU as the broadest end-to-end agile optical network portfolio provider in the marketplace.

On August 3, 2005, we completed the acquisition of Acterna, Inc. (“Acterna”), a leading worldwide provider of broadband and optical test and measurement solutions for telecommunications and cable service providers and network equipment manufacturers, for approximately $459.3 million in cash and $304.7 million in JDS Uniphase’s common stock, which equated to approximately 200 million shares. The cash payment was made during the first quarter of fiscal 2006. With this acquisition, we become a leading provider of Optical Communications sub-systems and broadband test and measurement systems serving an expended customer base that includes the largest 100 telecommunication and cable services providers, and system manufacturers worldwide. The combined portfolio of products and services are expected to enhance the deployment of internet Protocol (‘IP”)-based data, voice and video services over optical long haul, metro, fiber-to-the-home, digital subscriber line (“DSL”) and cable networks. Starting the first quarter of fiscal 2006, the addition of Acterna’s Test & Measurement business comprised a new reportable segment of our business.

In May 2005, we purchased Photonic Power Systems, Inc. (“PPS”), a privately held enterprise, for approximately $9.7 million in cash. The acquisition of PPS supports our goal of technology innovation and could allow JDSU to enter a number of new markets, including medical, wireless communications, electrical power, industrial sensors, and aerospace applications.

In May 2005, we purchased Lightwave Electronics Corporation (“Lightwave”) for approximately $67.2 million in cash. The acquisition of Lightwave expanded JDSU’s product line of the higher-growth solid-state laser applications include PC board via-hole drilling, wafer singulation for solar cells and Light Emitting Diode (“LEDs”), wafer inspection and alignment, memory repair, and ultraviolet flow cytometry and confocal microscopy.

Please refer to “Note 3. Mergers and Acquisitions” of our Notes to Consolidated Financial Statement.

Employee Stock Options

Our stock option program is a broad-based, long-term retention program that is intended to attract and retain employees and align stockholder and employee interests. As of June 30, 2006, we have available for issuance 48.8 million shares of common stock underlying options for grant primarily under our 2003 Equity Incentive Plan. The exercise price is generally equal to the fair value of the underlying stock at the date of grant. Options generally become exercisable over a four-year period and, if not exercised, expire from five to ten years post grant date. The majority of our employees participate in our stock option program.

Effective the first quarter of fiscal 2006, we adopted SFAS 123(R) which establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, over the requisite service period. We previously applied APB 25 and related Interpretations, as permitted by SFAS 123. Refer to “Note 12. Stock-Based Compensation” of our Notes to Consolidated Financial Statements for a detailed discussion.

On June 22, 2005, we accelerated of vesting of certain unvested and “out-of-the-money” stock options with exercise prices equal to or greater than $2.50 per share previously awarded to our employees, including our executive officers, but excluding our non-employee directors, under our equity compensation plans. The acceleration of vesting became effective for stock options outstanding as of June 22, 2005. The purpose of the acceleration is to enable us to avoid, upon adoption of SFAS 123(R) in July 2005, recognizing compensation expense associated with these options in future periods. Please refer to “Note 12. Stock-Based Compensation” of our Notes to Consolidated Financial Statements for a detailed discussion.

Pension and Other Postretirement Benefits

As a result of acquiring Acterna in August 2005, the Company sponsors pension plans for certain past and present employees in the UK and Germany. JDSU also is responsible for the non-pension postretirement benefit obligation of a previously acquired subsidiary. These plans have been closed to new participants and, except as required by law, have not been funded. SFAS 87 requires that an asset be recognized if the net periodic cost is less than the amounts the employer has contributed to the plan and a liability be recognized if the net periodic pension cost exceeds amounts the employer has contributed to the plan. The funded status of a retirement plan is the difference between the projected benefit obligation and the fair value of its plan assets. The projected benefit obligation is the actuarial present value of all benefits attributed by the plan’s benefit formula to employee service. At June 30, 2006, the Company’s pension plans were under funded by $88.7 million since the projected benefit obligation exceeded the fair value of its plan assets. Similarly, the Company had accrued $4.4 million in respect of its non-pension postretirement benefit plan. Because the plans have received limited funding in the past, management anticipates future annual contributions to the plans will approximate estimated future benefit payments. These payments have been estimated based on the same actuarial assumptions used to measure the Company’s projected benefit obligation and currently are forecasted to range between $4.5 million and $5.5 million per annum.

A key actuarial assumption is the discount rate. Changes in the discount rate impact the interest cost component of the net periodic benefit cost calculation and, due to the fact that the accumulated benefit obligation (“ABO”) is calculated on a net present value basis, changes in the discount rate will also impact the current ABO. Decreases in the discount rate will generally increase pre-tax cost, recognized expense and the ABO. Increases in the discount rate tend to have the opposite effect. In estimating the expected return on plan assets, the Company considers the historical returns on plan assets, adjusted for forward-looking considerations, inflation assumptions and the impact of the active management of the plan’s invested assets. Reflecting the relatively long-term nature of the plan’s obligations, approximately 67% of the plan’s assets were invested in a diversified portfolio of bonds, with the balance primarily invested in equities. While it is not possible to accurately predict future rate movements, the Company believes its current assumptions are conservative. Please refer to “Note 14. Employee Benefit Plans” of Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K for further discussion.

Status of Acquired In-Process Research and Development Projects

We periodically review the stage of completion and likelihood of success of each of the IPR&D projects. The nature of the efforts required to develop the IPR&D projects into commercially viable products principally relates to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements. The current status of the IPR&D projects from for our significant acquisitions during fiscal 2006, 2005, and 2004 is as follows:

Agility

Agility Communications was acquired in November 2005, and at the time of acquisition was in the process of developing transponders with improved design and functionality for its widely-tunable laser technology. We have incurred post-acquisition costs of approximately $1.5 million to complete these projects through June 30, 2006, and we do not anticipate any further investment will be required.

Acterna

Acterna, Inc. was acquired in August 2005, and at the time of acquisition was in the process of developing multiple products. We have incurred post-acquisition costs of approximately $22.2 million to date and estimate that additional investment of approximately $7.2 million in research and development will be required during fiscal 2007 to complete the IPR&D projects.

Lightwave

Lightwave Electronics Corporation was acquired in May 2005, and at the time of acquisition was in the process of developing multiple diode pumped solid state laser products. We have incurred post-acquisition costs of $3.1 million to date and estimate that additional investment of approximately $2.0 million in research and development will be required during fiscal 2007 to complete the IPR&D projects.

E2O

E2O was acquired in May 2004 and was in the process of developing a shortwave Vertical-Cavity Surface-Emitting Laser (“VCSEL”) as of the date of acquisition. We have incurred post-acquisition costs of $2.9 million to date and estimate that an additional investment of approximately $0.8 million in research and development will be required. The project is expected to be completed in the third quarter of fiscal 2007. The differences between the actual outcome noted above and the assumptions used in the original valuation of the technology are not expected to have a significant impact on our results of operations and financial position.

Liquidity and Capital Resources Requirement

We believe that our existing cash balances and investments will be sufficient to meet our liquidity and capital spending requirements at least through the next 12 months. However, possible investments in or acquisitions of complementary businesses, products or technologies may require the use of additional cash or financing prior to such time. We have in recent periods consumed, and we may continue to consume, portions of our cash reserves to fund our operations. The amounts consumed to date, together with the amounts currently anticipated to be spent, are not expected to materially impair our financial condition. However, we may need to expend additional, currently unanticipated, cash reserves to fund our operations. Our liquidity could be negatively affected by a decline in demand for our products, which are subject to rapid technological changes, or a reduction of capital expenditures by telecommunications carriers.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

We utilize foreign exchange forward contracts and other instruments, including option contracts, to hedge foreign currency risk associated with foreign currency denominated assets and liabilities, primarily short-term certain intercompany receivables and payables. Our foreign exchange forward contracts and other instruments are accounted for as derivatives whereby the fair value of the contracts are reflected as other current assets or other current liabilities and the associated gains and losses are reflected in interest and other income, net in the Condensed Consolidated Statements of Operations. Our hedging programs reduce, but do not eliminate, the impact of currency exchange rate movements. The gains and losses on those derivatives are expected to be offset by re-measurement gains and losses on the foreign currency denominated assets and liabilities.

The following table provides information about our foreign currency forward and option contracts outstanding as of June 30, 2006. The forward contracts, most with a term of less than 60 days, were transacted near month end; therefore, the fair value of the contracts is approximately zero.

(in millions)	Contract Amount (Local Currency)	Contract Amount (USD)	Fair Value at June 30, 2006 (USD)
Canadian Dollar (contracts to sell CAD/ buy USD)	CAD 10.1	9.0	—
Chinese Renminbi (contracts to sell CNY/ buy USD)	CNY 353.8	44.3	—
British Pound (contracts to buy GBP/ sell USD)	GBP 12.0	21.8	—
Euro (contracts to sell EUR/ buy USD)	EUR 46.6	58.5	—

Total USD notional amount of outstanding Foreign Exchange Contracts		133.6

Net unrealized gain (loss) on derivative financial instruments			—

The counterparties to these hedging transactions are creditworthy multinational banks. The risk of counterparty nonperformance associated with these contracts is not considered to be material. Notwithstanding our efforts to mitigate some foreign exchange risks, there can be no assurances that our mitigating activities will adequately protect us against the risks associated with foreign currency fluctuations.

Investments

We maintain an investment portfolio in a variety of financial instruments, including, but not limited to, U.S. government and agency bonds, corporate obligations, money market funds, asset-backed securities, and other investment-grade securities. The majority of these investments pay a fixed rate of interest. The securities in the investment portfolio are subject to market price risk due to changes in interest rates, perceived issuer creditworthiness, marketability, and other factors. We also own minority equity investments in several publicly-traded companies, the values of which are subject to market price volatility. These investments are generally classified as available-for-sale and, consequently, are recorded on our balance sheets at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity.

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

The following tables (in millions) present the hypothetical changes in fair value in the available-for-sale debt instruments held at June 30, 2006 and June 30, 2005 that are sensitive to changes in interest rates. These instruments are not leveraged or hedged and are held for purposes other than trading. Investments in money market funds and similar investment funds that seek to maintain a constant net asset value per unit of investment are not considered to be subject to market price risk and are not included in this sensitivity analysis. The modeling technique used measures the change in fair values arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS over a 12-month horizon. Beginning fair values represent the market value, excluding accrued interest and dividends at June 30, 2006 and 2005.

	Valuation of Securities Given an Interest Rate Decrease of “X” BPS			Fair Value as of June 30, 2006	Valuation of Securities Given an Interest Rate Increase of “X” BPS
	150 BPS	100 BPS	50 BPS		50 BPS	100 BPS	150 BPS
U.S. Treasuries and agencies	$376	$375	$374	$374	$373	$373	$372
Municipal bonds and sovereign debt instruments	5	5	5	5	5	5	5
Asset-backed securities	179	178	178	177	177	176	175
Corporate bonds and commercial paper	426	425	424	423	422	421	420

Total	$986	$983	$981	$979	$977	$975	$972

	Valuation of Securities Given an Interest Rate Decrease of “X” BPS			Fair Value as of June 30, 2005	Valuation of Securities Given an Interest Rate Increase of “X” BPS
	150 BPS	100 BPS	50 BPS		50 BPS	100 BPS	150 BPS
U.S. Treasuries and agencies	$596	$594	$592	$590	$587	$585	$583
Municipal bonds and sovereign debt instruments	29	29	29	29	29	29	29
Asset-backed securities	72	71	71	70	70	69	69
Corporate bonds and commercial paper	331	330	329	328	327	326	324

Total	$1,028	$1,024	$1,021	$1,017	$1,013	$1,009	$1,005

We seek to mitigate the credit risk of our portfolio of fixed-income securities by holding only high-quality, investment-grade obligations with effective maturities of 37 months or less. We also seek to mitigate marketability risk by holding only highly liquid securities with active secondary or resale markets. However, the investments may decline in value due to changes in perceived credit quality or changes in market conditions that affect liquidity.

The following analyses present the hypothetical changes in fair values of equity investments in publicly-traded companies that are sensitive to changes in global equity markets. These equity securities are held for purposes other than trading. The reduction in aggregate fair value during the fiscal year ended June 30, 2006 is primarily due to the sale of securities by the Company during the fiscal year. The modeling technique used measures the hypothetical change in fair values arising from selected hypothetical changes in each stock’s price. Stock price fluctuations of plus or minus 15%, 35% and 50% were selected. The following tables estimate the fair value of the publicly-traded corporate equities at a 12-month horizon (in millions):

	Valuation of Securities Given “X%” Decrease in Each Stock’s Price			Fair Value as of June 30, 2006	Valuation of Securities Given “X%” Increase in Each Stock’s Price
	50%	35%	15%		15%	35%	50%
Corporate equities	$1	$1	$1	$1	$1	$2	$2

	Valuation of Securities Given “X%” Decrease in Each Stock’s Price			Fair Value as of June 30, 2005	Valuation of Securities Given “X%” Increase in Each Stock’s Price
	50%	35%	15%		15%	35%	50%
Corporate equities	$7	$9	$11	$14	$16	$18	$20

Long-term Debt

The fair market value of the Zero Coupon Senior Convertible Notes and the 1% Senior Convertible Notes is subject to interest rate and market price risk due to the convertible feature of the notes and other factors. Generally the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair market value of the notes will also increase as the market price of JDSU stock rises and decrease as the market price of the stock falls. Interest rate and market value changes affect the fair market value of the notes but do not impact our financial position, cash flows or results of operations. Based on quoted market prices, as of June 30, 2006, the fair market value of the Zero Coupon Senior Convertible Notes was approximately $441.3 million and the fair market value of the 1% Senior Convertible Notes was $392.5 million and as of June 30, 2005, the fair market value of the Zero Coupon Senior Convertible Notes was $367.5 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of JDS Uniphase Corporation:

We have completed an integrated audit of JDS Uniphase Corporation’s 2006 consolidated financial statements and of its internal control over financial reporting as of July 1, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audit, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of JDS Uniphase Corporation and its subsidiaries (“JDSU”) at July 1, 2006, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 12 to the consolidated financial statements, effective July 3, 2005 the Company changed its method of accounting for share-based payments.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that JDSU did not maintain effective internal control over financial reporting as of July 1, 2006, because of the effect of the material weakness relating to an insufficient number of qualified resources with the required proficiency to apply the Company’s accounting policies in accordance with accounting principles generally accepted in the United States of America, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment as of July 1, 2006. The Company did not maintain a sufficient number of qualified resources with the required proficiency to apply the Company’s accounting policies in accordance with accounting principles generally accepted in the United States of America. This control deficiency resulted in adjustments, including audit adjustments recorded in the quarterly financial statements for the first three quarters of fiscal 2006, affecting revenue, accounts receivable, inventory, other current assets, goodwill, fixed assets accrued liabilities, restructuring accrual, other current liabilities, income taxes and other comprehensive income. Additionally, this control deficiency could result in misstatements of the Company’s financial statement accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

As described in Management’s Report on Internal Control over Financial Reporting, the Company acquired Acterna Inc. (“Acterna”) and Agility Communications, Inc. (“Agility”) through purchase business combinations in fiscal 2006. Management has excluded Acterna and certain elements of Agility from its assessment of internal control over financial reporting as of July 1, 2006. Subsequent to the acquisition of Agility, certain elements of the Agility’s internal control over financial reporting were integrated into the Company’s existing systems and internal control over financial reporting. We have also excluded Acterna and certain elements of Agility from our audit of internal control over financial reporting. Acterna’s total assets and total revenues represent approximately 11% and 40%, respectively, of the related consolidated financial statement amounts as of and for the year ended July 1, 2006. The excluded elements of Agility represent controls over accounts of less than 1% of consolidated assets and consolidated revenues as of and for the year ended July 1, 2006.

In our opinion, management’s assessment that JDSU did not maintain effective internal control over financial reporting as of July 1, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weakness described above on the achievement of the objectives of the control criteria, JDSU has not maintained effective internal control over financial reporting as of July 1, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO.

/s/ PricewaterhouseCoopers LLP

San Jose, California

September 13, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of JDS Uniphase Corporation:

We have audited the accompanying consolidated balance sheet of JDS Uniphase Corporation as of June 30, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of JDS Uniphase Corporation at June 30, 2005, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

San Jose, California

September 30, 2005

JDS UNIPHASE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Years Ended June 30,
	2006	2005	2004
Net revenue	$1,204.3	$712.2	$635.9
Cost of sales	827.4	586.6	490.1
Amortization of acquired developed technologies	36.4	13.4	9.9

Gross profit	340.5	112.2	135.9

Operating expenses:
Research and development	155.5	93.7	99.5
Selling, general and administrative	325.3	157.3	144.7
Amortization of other intangibles	24.4	6.4	6.1
Acquired in-process research and development	20.3	1.1	2.6
Reduction of goodwill	22.4	53.7	—
Reduction of intangibles and loss on long-lived assets	5.6	31.6	52.3
Restructuring charges	35.0	18.2	11.5

Total operating expenses	588.5	362.0	316.7

Loss from operations	(248.0)	(249.8)	(180.8)
Interest and other, net	27.7	(8.9)	23.2
Gain on sale of investments	73.2	20.0	41.2
Reduction in fair value of investments	(4.2)	(9.2)	(3.8)
Loss on equity method investments	(0.3)	(6.7)	(8.2)

Loss before income taxes and cumulative effect of an accounting change	(151.6)	(254.6)	(128.4)
Provision of (benefit for) income taxes	(0.4)	6.7	(15.8)

Loss before cumulative effect of an accounting change	(151.2)	(261.3)	(112.6)
Cumulative effect of an accounting change	—	—	(2.9)

Net loss	$(151.2)	$(261.3)	$(115.5)

Net loss per share—basic and diluted	$(0.09)	$(0.18)	$(0.08)

Shares used in per share calculation—basic and diluted	1,649.9	1,445.4	1,436.7

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share and par value data)

	June 30, 2006	June 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$364.9	$506.7
Short-term investments	857.3	793.3
Restricted cash	16.4	4.5
Accounts receivable, less reserves and allowances of $6.0 at June 30, 2006 and $3.8 at June 30, 2005	232.3	102.3
Inventories	202.2	97.4
Refundable income taxes	23.9	7.7
Other current assets	108.0	79.8

Total current assets	1,805.0	1,591.7
Property, plant and equipment, net	201.2	162.1
Deferred income taxes	2.3	4.0
Goodwill	656.7	190.2
Other intangibles, net	362.0	94.9
Long-term investments	10.8	29.2
Other non-current assets	27.1	17.8

Total assets	$3,065.1	$2,089.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$126.6	$75.1
Accrued payroll and related expenses	60.6	30.5
Income taxes payable	81.2	27.9
Deferred income taxes	—	4.3
Restructuring accrual	19.8	23.0
Warranty accrual	11.5	7.3
Other current liabilities	122.7	72.7

Total current liabilities	422.4	240.8

Long-term debt	900.0	475.4
Other non-current liabilities	159.1	44.0
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred Stock, $0.001 par value: Authorized shares: 1,000,000	—	—
Common Stock, $0.001 par value: Authorized shares: 6,000,000,000	1.7	1.4
Issued and outstanding shares: 1,685,874,995 at June 30, 2006 and 1,448,291,679 at June 30, 2005
Additional paid-in capital	68,993.8	68,597.4
Deferred compensation	—	(4.9)
Accumulated deficit	(67,424.5)	(67,273.3)
Accumulated other comprehensive income	12.6	9.1

Total stockholders’ equity	1,583.6	1,329.7

Total liabilities and stockholders’ equity	$3,065.1	$2,089.9

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Years Ended June 30,
	2006	2005	2004
OPERATING ACTIVITIES:
Net loss	$(151.2)	$(261.3)	$(115.5)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	57.4	41.5	39.9
Asset retirement obligations and deferred rent expenses	5.6	—	—
Amortization expense	60.8	19.8	16.0
Amortization of deferred compensation and other stock-based compensation expense	15.0	0.7	1.8
Acquired in-process research and development	20.3	1.1	2.6
Non-cash tax benefit associated with unrealized gain on marketable securities	—	—	(7.8)
Non-cash tax expense on sale of short term investment	3.6	10.8	—
Accretion of discount on long-term debt	2.7	2.5	0.8
Non-cash changes in short term investment	3.4	10.8	9.0
Reduction in intangibles and other long-lived assets	3.1	16.1	51.8
Reduction in goodwill	22.4	53.7	—
Gain on sale of investment	(73.2)	(20.0)	(37.7)
Reduction in fair value of investments	4.2	9.2	3.8
Activity related to equity investments	0.3	6.7	8.2
Loss (gain) on sale of subsidiaries’ assets	(0.1)	4.7	—
Loss on disposal of assets, net	2.6	14.8	2.0
Non-cash currency translation adjustment	—	29.8	—
Non-cash restructuring charges	—	—	9.4
Cumulative effect of change in accounting principle	—	—	2.9
Changes in operating assets and liabilities, net of impact of acquisitions of businesses:
Accounts receivable	(67.1)	15.8	(10.9)
Inventories	(13.8)	8.8	(34.2)
Other current assets	28.6	(13.6)	3.6
Accounts payable	16.4	(0.7)	10.2
Income taxes payable	3.4	(5.6)	27.9
Deferred taxes, net	(2.1)	0.3	—
Accrued payroll and related expenses	5.6	(9.4)	(8.8)
Other	(29.1)	(76.4)	(101.0)

Net cash used in operating activities	(81.2)	(139.9)	(126.0)

INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(541.0)	(1,383.9)	(3,963.3)
Maturities and sales of investments	557.8	1,787.1	3,770.2
Changes in restricted cash	(7.8)	3.7	(0.7)
Acquisitions, net of cash acquired	(479.7)	(70.3)	(37.1)
Purchases of long term investments	(0.4)	(20.3)	(7.7)
Acquisition of property and equipment	(67.2)	(35.8)	(66.4)
Proceeds from sale of net assets	31.6	26.7	36.0

Net cash provided by (used in) investing activities	(506.7)	307.2	(269.0)

FINANCING ACTIVITIES:
Repayment of debt	—	(0.5)	(0.2)
Proceeds from issuance of debt, net of issuance costs	415.9	—	462.7
Proceeds from exercise of employee stock options and employee stock purchase plan	28.2	14.5	18.8

Net cash provided by financing activities	444.1	14.0	481.3

Effect of exchange rates on cash and cash equivalents	2.0	0.7	(1.4)
Increase (decrease) in cash and cash equivalents	(141.8)	182.0	84.9
Cash and cash equivalents at beginning of period	506.7	324.7	239.8

Cash and cash equivalents at end of period	$364.9	$506.7	$324.7

Supplemental disclosure of cash flow information:
Cash paid for interest	$0.2	$(2.0)	$2.1
Cash paid for taxes	7.7	5.0	7.0
Cash received for tax refunds	2.7	1.9	43.5
Non-cash transactions:
Common stock issued in connection with acquisitions	358.8	—	—

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at June 30, 2003	—	$—	1,431.3	$1.4	$68,557.3	$(1.7)	$(66,896.5)	$10.6	$1,671.1
Net loss	—	—	—	—	—	—	(115.5)	—	(115.5)
Change in net unrealized gains on available-for-sale investments	—	—	—	—	—	—	—	(8.3)	(8.3)
Foreign currency translation adjustment	—	—	—	—	—	—	—	2.3	2.3

Comprehensive loss	—	—	—	—	—	—	—	—	(121.5)

Shares issued under employee stock plans and related tax benefits	—	—	8.9	—	19.7	—	—	—	19.7
Restricted stock compensation	—	—	0.2	—	0.9	(0.7)	—	—	0.2
Amortization of deferred compensation	—	—	—	—	—	1.6	—	—	1.6

Balance at June 30, 2004	—	—	1,440.4	1.4	68,577.9	(0.8)	(67,012.0)	4.6	1,571.1
Net loss	—	—	—	—	—	—	(261.3)	—	(261.3)
Change in net unrealized gains on available-for-sale investments	—	—	—	—	—	—	—	(30.8)	(30.8)
Foreign currency translation adjustment	—	—	—	—	—	—	—	35.3	35.3

Comprehensive loss	—	—	—	—	—	—	—	—	(256.8)

Shares issued under employee stock plans and related tax benefits	—	—	7.8	—	14.5	—	—	—	14.5
Restricted stock compensation	—	—	0.1	—	4.7	(4.7)	—	—	—
Assumption of option plan from Photonic Power acquisition	—	—	—	—	0.3	—	—	—	0.3
Deferred stock-based compensation for Photonic Power acquisition	—	—	—	—	—	(0.1)	—	—	(0.1)
Amortization of deferred compensation	—	—	—	—	—	0.7	—	—	0.7

Balance at June 30, 2005	—	—	1,448.3	1.4	68,597.4	(4.9)	(67,273.3)	9.1	1,329.7
Net loss	—	—	—	—	—	—	(151.2)	—	(151.2)
Change in net unrealized gains on available-for-sale investments	—	—	—	—	—	—	—	0.8	0.8
Foreign currency translation adjustment	—	—	—	—	—	—	—	2.7	2.7

Comprehensive loss	—	—	—	—	—	—	—	—	(147.7)

Adjustment for divestiture	—	—	—	—	(0.4)	—	—	—	(0.4)
Shares issued under employee stock plans, net of tax effects	—	—	14.1	0.1	28.1	—	—	—	28.2
Stock-based compensation	—	—	0.4	—	15.0	—	—	—	15.0
Shares issued for Acterna acquisition	—	—	200.5	0.2	304.5	—	—	—	304.7
Shares issued for Agility acquisition	—	—	22.6	—	54.1	—	—	—	54.1
Reclass of deferred compensation balance upon adoption of SFAS 123(R)	—	—	—	—	(4.9)	4.9	—	—	—

Balance at June 30, 2006	—	$—	1,685.9	$1.7	$68,993.8	$—	$(67,424.5)	$12.6	$1,583.6

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Summary of Significant Accounting Policies

Description of Business:

JDS Uniphase Corporation (the “Company”) is committed to enabling broadband and optical innovation in the communications and commercial markets. The Company is a provider of Communications Test & Measurement solutions and optical products for telecommunications service providers, cable operators, and network equipment manufacturers. Furthermore, the Company is a provider of innovative optical solutions for medical/environmental instrumentation, semiconductor processing, display, brand authentication, aerospace, defense, and decorative applications.

In August 2005, the Company completed the acquisition of privately held Acterna, Inc. (“Acterna”), a leading worldwide provider of broadband and optical test and measurement (“T&M”) solutions for telecommunications and cable service providers and network equipment manufacturers. With this acquisition, the Company becomes a leading provider of Optical Communications sub-systems and broadband test and measurement systems serving an expanded customer base that includes the largest 100 telecommunications and cable services providers, and system manufacturers worldwide. The combined portfolio of products and services is expected to enhance the deployment of Internet Protocol (“IP”)-based data, voice and video services over optical long haul, metro, fiber-to-the-home, digital subscriber line (“DSL”) and cable networks. Starting the first quarter of fiscal 2006, the addition of Acterna’s Test & Measurement business comprised a new reportable segment of the Company.

Fiscal Years:

The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to June 30th.

The Company’s fiscal 2006 ended on July 1, 2006 and was a 52 week year. The Company’s fiscal 2005 ended on July 2, 2005 and was also a 52 week year, whereas fiscal 2004 ended on July 3, 2004 and was a 53 week year. For comparative presentation purposes, all accompanying consolidated financial statements and notes thereto have been shown as ending on June 30th.

Principles of Consolidation:

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated.

Reclassifications and Prior Period Adjustments:

The Company has reclassified expenses related to amortization of acquired developed technology in the Consolidated Statements of Operations. Amortization expense of $13.4 million and $9.9 million for fiscal 2005 and 2004, respectively, was previously included as part of operating expenses and has been reclassified to cost of sales for all periods presented. The Company has also reclassified gains and losses related to the sale of assets in the Consolidated Statements of Operations. Losses of $15.5 million and $0.5 million for fiscal 2005 and 2004, respectively, were previously included as part of Interest and other, net and have been reclassified to operating expenses for all periods presented. Furthermore, losses of $4.7 million which were previously included as part of loss on sale of subsidiaries’ net assets in fiscal 2005 has been reclassified to operating expenses. Certain other insignificant amounts in prior period’s financial statements have been reclassified to conform to the current year presentation.

For fiscal 2006, the Company recorded adjustments related to the recognition of asset retirement obligations for several leased facilities, the recognition of deferred rent expense over the term of certain leases, license fees, restructuring charges, insurance recoveries, the initial market value of certain marketable equity securities not previously recorded and other expenses not previously recorded. The corrections resulted in additional net losses of $6.3 million ($7.7 million in operating losses and $1.4 million in gains on investments) related to prior years. Management and the Audit Committee believe that such amounts are not material to previously reported financial statements. There was no impact on net loss per share in fiscal 2006 from these adjustments.

Use of Estimates:

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of net revenue and expenses during the period. The Company bases estimates on historical experience and on various assumptions about the future that are believed to be reasonable based on available information. The Company’s reported financial position or results of operations may be materially different under different conditions or when using different estimates and assumptions, particularly with respect to significant accounting policies, which are discussed below. In the event that estimates or assumptions prove to differ from actual results, adjustments are made in subsequent periods to reflect more current information.

Cash and Cash Equivalents:

The Company considers highly liquid instruments such as treasury bills, commercial paper and money market instruments with original maturities of 90 days or less at the time of purchase to be cash equivalents.

Restricted Cash:

Restricted cash of $16.4 million includes $12.3 million of interest-bearing investments in bank certificates of deposit and money market funds which act as collateral supporting the issuance of letters of credit and performance bonds for the benefit of third parties. The remaining balance of $4.1 million comprises funds set aside for payment of certain obligations in relation to the acquisition of Acterna.

Investments:

The Company’s investments in debt securities and marketable equity securities are primarily classified as available-for-sale investments, held-to-maturity investments or trading assets and are recorded at fair value. The cost of securities sold is based on the specific identification method. Unrealized gains and losses on available-for-sale investments, net of tax, are reported as a separate component of stockholders’ equity. Gains or losses on trading assets resulting from changes in fair value are recognized currently in earnings. The Company’s short-term investments include securities with stated maturities of longer than twelve months which are classified as current assets as they are highly liquid and available to support current operations. The Company also has certain minority investments in privately held companies. These investments are generally carried at cost and are generally classified as long-term investments.

The Company accounts for investments in joint ventures, limited liability partnerships and other investments in 50% or less owned companies over which it has the ability to exercise significant influence using the equity method of accounting. The Company accounts for the increase or decrease of its proportionate share of net book value in equity basis investments from the investees’ issuance of stock at a price above or below the net book value per share as a change to the investees’ additional paid-in capital. Due to the limited availability of timely data, the Company generally records the adjustments to its equity basis investments in the subsequent quarter. The Company accounts for similar investments which do not permit us to exert significant influence or control over the entity in which it invests by using the cost method of accounting. The recorded amounts generally represent the Company’s cost of the investment less any adjustments it makes when it determines that an investment’s carrying value is other-than-temporarily impaired.

The Company periodically reviews these investments for impairment. In the event the carrying value of an investment exceeds its fair value and the decline in fair value is determined to be other-than-temporary, the Company writes down the value of the investment to its fair value.

Fair Value of Financial Instruments:

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and other accrued liabilities, approximate fair value because of their short maturities. Fair value for investments in public companies is determined using quoted market prices for those securities. Fair value for investments in privately held companies is estimated based upon one or more of the following: Assessment of the investees’ historical and forecasted financial condition; operating results and cash flows; the values of recent rounds of financing; or quoted market prices of comparable public companies. The fair market value of the Company’s Senior Convertible Notes fluctuates with interest rates and with the market price of the stock, but does not affect the carrying value of the debt on the balance sheet, which remains at the par value of $1,000 per bond. See “Note 9. Convertible Debt and Letters of Credit” for more detail.

Inventories:

Inventory is valued at standard cost, which approximates actual cost computed on a first-in, first-out basis, not in excess of net realizable market value. The Company assesses the valuation on a quarterly basis and writes down the value for estimated excess and obsolete inventory based upon estimates of future demand, including warranty requirements.

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

Costs related to software acquired, developed or modified solely to meet the Company’s internal requirements and for which there are no substantive plans to market are capitalized in accordance with the provisions of AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). Costs incurred after the preliminary planning stage of the project and after management has authorized and committed funds to the project are capitalized. Costs capitalized for computer software developed or obtained for internal use are included in Property, Plant and Equipment on the Consolidated Balance Sheets.

Goodwill:

Goodwill represents the excess of the purchase price of an acquired enterprise or assets over the fair value of the identifiable assets acquired and liabilities assumed. The Company tests for impairment of goodwill on an annual basis in the fourth quarter and at any other time if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. See “Note 6. Goodwill” for more detail.

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

Impairment or disposal of long-lived assets (plant and equipment and other intangible assets):

Long-lived assets held and used:

The Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; or current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. See “Note 8. Reduction of Other Intangibles and Other Long-Lived Assets” for more detail.

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

Long-lived assets held for sale:

Long-lived assets are classified as held for sale when certain criteria are met, which include: management commitment to a plan to sell the assets; the availability of the assets for immediate sale in their present condition; an active program to locate buyers and other actions to sell the assets has been initiated; whether the sale of the assets is probable and their transfer is expected to qualify for recognition as a completed sale within one year; whether the assets are being marketed at reasonable prices in relation to their fair value; and how unlikely it is that significant changes will be made to the plan to sell the assets. See “Note 8. Reduction of Other Intangibles and Other Long-Lived Assets” for more detail.

The Company measures long-lived assets to be disposed of by sale at the lower of carrying amount or fair value less cost to sell. Fair value is determined using quoted market prices or the anticipated cash flows discounted at a rate commensurate with the risk involved.

Pension and Other Postretirement Benefits:

The determination of the Company’s obligation and expense for pension and other postretirement benefits payable to employees and retirees is dependent on its selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include, among others, the discount rate, expected long-term rate of return on plan assets, compensation increases, and mortality assumptions for the plan participants. Measurements of net periodic benefit costs are based on the assumptions used for the previous year end measurements of assets and obligations. The Company views its actuarial assumptions on an annual basis and, in consultation with our actuaries, makes modifications to the assumptions based on current rates and trends when appropriate. In accordance with SFAS No. 87, “Employer’s Accounting for Pensions” (“SFAS 87”), and SFAS No. 106 “Employer’s Accounting for Postretirement Benefits Other than Pensions,” (“SFAS 106”) actual results that differ from the Company’s assumptions are accumulated and amortized over future periods and, therefore, generally affect its recognized expense and recorded obligation in such future periods. While the Company believes that its assumptions are appropriate, significant differences in its actual experience or significant changes in its assumptions that may be required under new legislation, or accounting pronouncements, or otherwise may materially affect the Company’s pension and other post-retirement obligations and its future expense.

Concentration of Credit and Other Risks and Allowance for Doubtful Accounts:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, investments and trade receivables. The Company’s cash equivalents and short-term investments are held in safekeeping by large, creditworthy financial institutions. The Company invests its excess cash primarily in U.S. government and agency bonds, corporate obligations, money market funds, asset-backed securities, and other investment-grade securities. The Company has established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity.

The Company performs credit evaluations of its customers’ financial condition and generally does not require collateral from its customers. These evaluations require significant judgment and are based on a variety of factors including, but not limited to, current economic trends, historical payment, bad debt write-off experience, and financial review of the customer.

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. When the Company becomes aware that a specific customer is unable or unwilling to meet its financial obligations, the Company records a specific allowance to reflect the level of credit risk in the customer’s outstanding receivable balance. In addition, the Company records additional allowances based on certain percentages of aged receivable balances. The Company classifies bad debt expenses as selling, general and administrative expenses.

The Company is not able to predict changes in the financial stability of its customers. Any material change in the financial status of any one or a group of customers could have a material adverse effect on the Company’s results of operations and financial condition. Although such losses have been within management’s expectations to date, there can be no assurance that such allowances will continue to be adequate. The Company has significant trade receivables concentrated in the telecommunications industry. While the Company’s allowance for doubtful accounts balance is based on historical loss experience along with anticipated economic trends, unanticipated financial instability in the telecommunication’s industry could lead to higher than anticipated losses. At June 30, 2006 and 2005, SICPA accounted for 3% and 10% of the Company’s gross accounts receivable, respectively. No single customer accounted for greater than 10% of accounts receivables or revenue for the periods presented.

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

Foreign Currency Translation and Exchange Contracts:

The Company recognizes all derivatives on the balance sheet at fair value. Derivatives that are not designated for hedge accounting are adjusted to fair value through the Statement of Operations. If the derivative is accounted for as a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through the Statement of Operations, or recognized in other accumulated comprehensive income (loss) until the hedged item is recognized in earnings. The change in a derivative’s fair value related to the ineffective portion of a hedge, if any, will be immediately recognized in the Statement of Operations.

The Company’s objective for holding derivatives is to minimize the material risks associated with non-functional currency transactions. The Company does not use derivatives for trading purposes.

The Company conducts its business and sells its products directly to customers primarily in North America, Europe and Asia. In the normal course of business, the Company’s financial position is routinely subject to market risks associated with foreign currency rate fluctuations due to balance sheet positions in foreign currencies. The Company evaluates foreign exchange risks and may employ foreign currency forward contracts to reduce such risks. The foreign currency forward contracts generally expire within 60 days. The change in fair value of these foreign currency forward contracts is recorded as income or loss in the Company’s Consolidated Statements of Operations as a component of Interest and other, (net).

Revenue Recognition:

The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Delivery does not occur until products have been shipped or services have been provided to the client, risk of loss has transferred to the client and client acceptance has been obtained, client acceptance provisions have lapsed, or the Company has objective evidence that the criteria specified in the client acceptance provisions have been satisfied. In situations where a formal acceptance is required but the acceptance only relates to whether the product meets its published specifications, revenue is generally recognized upon shipment provided all other revenue recognition criteria are met. The sales price is not considered to be fixed or determinable until all contingencies related to the sale have been resolved.

The Company reduces revenue for rebates and other similar allowances. Revenue is recognized only if these estimates can be reasonably and reliably determined. The Company bases its estimates on historical results taking into consideration the type of client, the type of transaction and the specifics of each arrangement.

In addition to the aforementioned general policies, the following are the specific revenue recognition policies for multiple-element arrangements and for each major category of revenue.

Hardware

Revenue from hardware sales is generally recognized when the product is shipped to the customer and when there are no unfulfilled company obligations that affect the customer’s final acceptance of the arrangement. Any cost of warranties and remaining obligations that are inconsequential or perfunctory are accrued when the corresponding revenue is recognized. Revenue from rentals and operating leases is recognized on a straight-line basis over the term of the rental or lease.

Multiple-Element Arrangements

The Company enters into multiple-element revenue arrangements, which may include any combination of hardware, software and services. Certain of the Company’s networking and communications products are integrated with software that is not considered essential to the functionality of the equipment. The Company believes that this equipment is not considered software related and would therefore be excluded from the scope of American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) No. 97-2, “Software Revenue Recognition” (“SOP 97-2”). Accordingly, the Company allocates the fair value of the equipment when sold with software according to the FASB Emerging Issues Task Force Abstracts No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). The value of the arrangement, less the allocated hardware is then considered within the scope of SOP 97-2.

To the extent that a deliverable(s) in a multiple-element arrangement is subject to specific guidance (for example, software that is subject to SOP 97-2 on whether and/or how to separate multiple-deliverable arrangements into separate units of accounting (separability) and how to allocate value among those separate units of accounting (allocation), that deliverable(s) is accounted for in accordance with such specific guidance. A multiple-element arrangement is separated into more than one unit of accounting if all of the following criteria are met:

•	The delivered item(s) has value to the client on a standalone basis.

•	There is objective and reliable evidence of the fair value of the undelivered item(s).

•	If the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company.

If these criteria are not met, revenue is deferred until the earlier of when such criteria are met or when the last undelivered element is delivered. If there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the arrangement consideration is allocated to the separate units of accounting based on each unit’s relative fair value. There may be cases, however, in which there is objective and reliable evidence of fair value of the undelivered item(s) but no such evidence for the delivered item(s). In those cases, the residual method is used to allocate the arrangement consideration. Under the residual method, the amount of consideration allocated to the delivered item(s) equals the total arrangement consideration less the aggregate fair value of the undelivered item(s). The revenue policies described below are then applied to each unit of accounting, as applicable.

Services

Revenue from services and system maintenance is typically recognized on a straight-line basis over the term of the contract. Revenue from time and material contracts is recognized at the contractual rates as labor hours are delivered and direct expenses are incurred. Revenue related to extended warranty and product maintenance contracts is deferred and recognized on a straight-line basis over the delivery period. The Company also generates service revenue from hardware repairs and calibrations which is recognized as revenue upon completion of the service.

Software

Revenue from perpetually licensed software is recognized at the inception of the license term. Revenue from maintenance, unspecified upgrades and technical support is recognized over the period such items are delivered. In multiple-element revenue arrangements that include software that is more than incidental to the products or services as a whole (software multiple-element arrangements), software and software-related elements are accounted for in accordance with the following policies. Software-related elements include software products and services as well as any non-software deliverable(s) for which a software deliverable is essential to its functionality.

A software multiple-element arrangement is separated into more than one unit of accounting if all of the following criteria are met:

•	The functionality of the delivered element(s) is not dependent on the undelivered element(s).

•	There is vendor-specific objective evidence (VSOE) of fair value of the undelivered element(s).

•	Delivery of the delivered element(s) represents the culmination of the earnings process for that element(s).

If these criteria are not met, the revenue is deferred until the earlier of when such criteria are met or when the last undelivered element is delivered. If there is VSOE for all units of accounting in an arrangement, the arrangement consideration is allocated to the separate units of accounting based on each unit’s relative VSOE. There may be cases, however, in which there is VSOE of the undelivered item(s) but no such evidence for the delivered item(s). In these cases, the residual method is used to allocate the arrangement consideration. Under the residual method, the amount of consideration allocated to the delivered item(s) equals the total arrangement consideration less the aggregate VSOE of the undelivered elements. The Company limits its assessment of VSOE for each undelivered element is primarily determined via contract specific substantive renewal rates. Changes to the elements in an arrangement and the Company’s ability to establish vendor-specific objective evidence for those elements could affect the timing of the revenue recognition.

Warranty:

The Company provides reserves for the estimated costs of product warranties at the time revenue is recognized. It estimates the costs of its warranty obligations based on its historical experience of known product failure rates, use of materials to repair or replace defective products and service delivery costs incurred in correcting product failures. In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Should the actual experience relative to these factors differ from the estimates, the Company may be required to record additional warranty reserves. Alternatively, if the Company provides more reserves than it needs, it may reverse a portion of such provisions in future periods.

Shipping and Handling Costs:

The Company records costs related to shipping and handling of revenue in cost of sales for all periods presented.

Advertising Expense:

The Company expenses advertising costs as incurred. Advertising costs totalled $2.0 million, $0.2 million, and $0.8 million in fiscal 2006, 2005, and 2004, respectively.

Research and Development (“R&D”) Expense:

Costs related to research and development are generally charged to expense as incurred. Capitalization of material software development costs begins when a product’s technological feasibility has been established in accordance with the provisions of SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” (“SFAS 86”). To date, the period between achieving technological feasibility, which the Company has defined as the establishment of a working model, and which typically occurs when beta testing commences, and the general availability of such software has been very short. Accordingly, software development costs have been expensed as incurred.

Stock-Based Compensation:

The Company estimates the fair value of equity awards granted using the Black-Scholes-Merton option-pricing formula and a single option award approach. This option-pricing model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The fair value of stock-based payments made through the quarter ended September 30, 2004 were valued using a volatility factor based on the Company’s historical stock prices. Commencing in the quarter ended March 31, 2005 and through the quarter ended June 30, 2005, the Company’s volatility factor was estimated using its traded options. Effective the first quarter of fiscal 2006, the Company re-evaluated the assumptions used to estimate volatility, including whether implied volatility of its traded options appropriately reflects the market’s expectations of future volatility and determined that it would use a combination of the implied volatility of its traded options and historical volatility of its stock price based on the expected term of the equity instrument. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. When estimating forfeitures, the Company considers voluntary termination behavior as well as future workforce reduction programs. Estimated forfeiture rates are trued-up to actual forfeiture results as the stock-based awards vest. Total fair value of the equity awards, net of forfeiture, is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

Prior to the adoption of SFAS 123(R), the Company previously applied APB 25 and related Interpretations to account for its stock-based compensation plans. The Company also provided the disclosures required under SFAS 148. The Company generally did not recognize stock-based compensation expense in its statement of operations for periods prior to the adoption of SFAS 123(R) as most options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

Comprehensive Income (Loss):

The Company’s accumulated other comprehensive income (loss) consists of the accumulated net unrealized gains or losses on available-for-sale investments and foreign currency translation adjustments. At June 30, 2006 and 2005, the Company had a balance of net unrealized loss of $9.0 million and $9.8 million, respectively, on available-for-sale investments. Additionally, at June 30, 2006 and 2005, the Company had $21.6 million and $18.9 million, respectively, of foreign currency translation gains.

The components of comprehensive loss were as follows (in millions):

	Years Ended June 30,
	2006	2005	2004
Net loss	$(151.2)	$(261.3)	$(115.5)
Other comprehensive income:
Net change in unrealized gains (losses) on investments	0.8	(30.8)	(8.3)
Net change in cumulative translation adjustment	2.7	35.3	2.3

Net change in other comprehensive income (loss)	3.5	4.5	(6.0)

Comprehensive loss	$(147.7)	$(256.8)	$(121.5)

At June 30, 2006 and 2005, balances for unrealized gains (losses) on investments and foreign currency translation were as follows (in millions):

	Years Ended June 30,
	2006	2005
Unrealized losses on investments	$(9.0)	$(9.8)
Foreign currency translation gains	21.6	18.9

Accumulated other comprehensive income	$12.6	$9.1

The change between fiscal 2006 and 2005 for unrealized gains (losses) on investments were mainly related to gain of $1.5 million from sale of Memscap stock offset by a loss of $0.7 million from sale of Nortel stock.

The change between fiscal 2006 and 2005 for foreign currency translation was mainly related to exchange gains of $3.4 million which was offset by the recognition of currency translation adjustments related to substantially liquidated subsidiaries in the United Kingdom, Germany, the Netherlands, and Taiwan of $0.7 million.

Income Taxes:

In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”), the Company recognizes income taxes using an asset and liability approach. This approach requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in its consolidated financial statements or tax returns. The measurement of current and deferred taxes is based on provisions of the enacted tax law and the effects of future changes in tax laws or rates are not anticipated.

SFAS 109 provides for recognition of deferred tax assets if the realization of such deferred tax assets is more likely than not to occur. With the exception of certain international jurisdictions, the Company has determined that at this time it is more likely than not that deferred tax assets attributable to the remaining jurisdictions will not be realized, primarily due to uncertainties related to its ability to utilize the net operating loss carryforwards before they expire based on its recent years history of losses. Accordingly, the Company has established a valuation allowance for such deferred tax assets. If there is a change in the Company’s ability to realize its deferred tax assets, then its tax provision may decrease in the period in which it determines that realization is more likely than not.

The Company is subject to income tax audits by the respective tax authorities in all of the jurisdictions in which it operates. The determination of tax liabilities in each of these jurisdictions requires the interpretation and application of complex and sometimes uncertain tax laws and regulations. The Company recognizes liabilities based on its estimate of whether, and the extent to which, additional tax liabilities are probable. If the Company ultimately determines that the payment of such a liability is not necessary, then it reverses the liability and recognizes a tax benefit during the period in which the determination is made that the liability is no longer necessary.

The recognition and measurement of current taxes payable or refundable and deferred tax assets and liabilities requires that the Company makes certain estimates and judgments. Changes to these estimates or a change in judgment may have a material impact on the Company’s tax provision in a future period.

Restructuring Accrual:

In April 2001, the Company began to implement formalized restructuring programs based on its business strategies and economic outlook and recorded significant charges in connection with its Global Realignment Program. In connection with these plans, the Company has recorded estimated expenses for severance and outplacement costs, lease cancellations, asset write-offs and other restructuring costs. In accordance with Statement of Financial Accounting Standard No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), generally costs associated with restructuring activities initiated after December 31, 2002 have been recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. However, in the case of leases, the expense is estimated and accrued when the property is vacated. Given the significance of, and the timing of the execution of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made, including evaluating real estate market conditions for expected vacancy periods and sub-lease rents. In addition, post-employment benefits accrued for workforce reductions related to restructuring activities initiated after December 31, 2002 are accounted for under Statement of Financial Accounting Standards No. 112, “Employer’s Accounting for Post-employment Benefits” (“SFAS 112”). A liability for post-employment benefits is recorded when payment is probable, the amount is reasonably estimable, and the obligation relates to rights that have vested or accumulated. The Company continually evaluates the adequacy of the remaining liabilities under its restructuring initiatives. Although the Company believes that these estimates accurately reflect the costs of its restructuring plans, actual results may differ, thereby requiring the Company to record additional provisions or reverse a portion of such provisions.

Loss Contingencies:

The Company is subject to the possibility of various loss contingencies arising in the ordinary course of business. The Company considers the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as its ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. The Company regularly evaluates current information available to determine whether such accruals should be adjusted and whether new accruals are required.

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

Net Loss Per Share:

As the Company incurred net losses for the years ended 2006, 2005, and 2004, potential dilutive securities from stock options and the employee stock purchase plan totaling 122.2 million, 330.8 million, and 283.9 million equivalent shares, respectively, have been excluded from the diluted net loss per share computations as their effect was deemed anti-dilutive. In addition, restricted stock awards are excluded from the diluted net loss per share as they are anti-dilutive. In accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”), the Company also has excluded from the calculation of diluted net loss per share approximately 96.2 million shares relating to its Zero Coupon Senior Convertible Notes that are anti-dilutive. As of June 30, 2006, no contingent issuable shares were included relating to the 1% Senior Convertible Notes. Depending on the stock price on the conversion date, up to a maximum of 112.2 million shares, subject to certain adjustments, may be issued upon conversion of the 1% Senior Convertible Notes. For additional information, see “Note 9. Convertible Debt and Letters of Credit”.

The following table sets forth the computation of basic and diluted net income (loss) per share (in millions, except per share data):

	Years Ended June 30,
	2006	2005	2004
Numerator:
Net loss	$(151.2)	$(261.3)	$(115.5)

Denominator:
Weighted-average number of common shares outstanding	1,649.9	1,445.4	1,436.7

Net loss per share—basic and diluted	$(0.09)	$(0.18)	$(0.08)

The following table sets forth the common shares that were added to the number of common shares outstanding from the exercise of stock options and issuance from ESPP during the respective period (in millions):

	Years Ended June 30,
	2006	2005	2004
Exercise of stock options	8.5	2.1	3.2
Issuance from Employee Stock Purchase Plans	6.2	5.7	5.7

Total	14.7	7.8	8.9

In addition, during fiscal 2006, the Company issued approximately 200.5 million and 22.6 million shares of common stock related to the Acterna and Agility acquisitions, respectively. See “Note 3. Mergers and Acquisitions” for more detail.

Asset Retirement Obligations:

Asset retirement obligations (“ARO”) are legal obligations associated with the retirement of long-lived assets. These liabilities are initially recorded at fair value and the related asset retirement costs are capitalized by increasing the carrying amount of the related assets by the same amount as the liability. Asset retirement costs are subsequently depreciated over the useful lives of the related assets. Subsequent to initial recognition, the Company records period-to-period changes in the ARO liability resulting from the passage of time and revisions to either the timing or the amount of the original estimate of undiscounted cash flows. The Company de-recognizes ARO liabilities when the related obligations are settled. At June 30, 2006, $0.5 million of ARO was included in the Consolidated Balance Sheets as in “Other current liabilities” and the remainder of $8.7 million was included in “Other non-current liabilities.”

(in millions)	Balance at Beginning of Period	Liabilities Incurred	Liabilities Settled	Accretion Expense	Revisions to Estimates	Balance at End of Period
Asset Retirement Obligations:
Year ended June 30, 2006	$—	9.2	(0.5)	0.5	—	$9.2

Note 2. Recent Accounting Pronouncements

SFAS No. 123(R)

Effective July 3, 2005, the first day of fiscal 2006, the Company adopted Statement of Financial Accounting Standard No. 123, “Share-Based Payment (Revised 2004)” (“SFAS 123(R)”) on a modified prospective basis. As a result, the Company began to include stock-based compensation costs in its results of operations starting the quarter ended September 30, 2005. See “Note 12. Stock-Based Compensation” of the Notes to the Consolidated Financial Statements for more details.

SAB 107

In March 2005, the Securities Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107, “Share-Based Payment,” (“SAB 107”). SAB 107 provides guidance regarding the interactions between SFAS 123(R) and certain SEC rules and regulations, including guidance related to valuation methods, the classification of compensation expense, non-GAAP financial measures, the accounting for income tax effects of share-based payment arrangements, disclosures in Management’s Discussion and Analysis (“MD&A”) subsequent to adoption of SFAS 123(R), and modifications of options prior to the adoption of SFAS 123(R). The Company began adhering to the guidance in SAB 107 upon its implementation of SFAS 123(R) starting the quarter ended September 30, 2005. See “Note 12. Stock-Based Compensation” and “Employee Stock Options” in MD&A for more detail.

SFAS No. 154

In June 2005, the FASB issued Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”). The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. Opinion 20 previously required that such a change be reported as a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this pronouncement is not expected to have a material impact on the Company’s financial statements.

FIN 47

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”) which clarifies that the term “conditional asset retirement obligation” as used in Statement of Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. However, the obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN 47 requires that the uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The adoption of FIN 47 did not have a material impact on the Company’s financial statements.

FIN 48

In June 2006, FASB issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FAS No. 109)” (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, the Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criteria. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in a) an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, b) a reduction in a deferred tax asset or an increase in a deferred tax liability or c) both a and b. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be de-recognized in the first subsequent financial reporting period in which that threshold is no longer met. Use of a valuation allowance as described in FAS No. 109 is not an appropriate substitute for the de-recognition of a tax position. The requirement to assess the need for a valuation allowance for deferred tax assets based on sufficiency of future taxable income is unchanged by this interpretation. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact FIN 48 will have on the Company’s consolidated balance sheet and statement of operations.

EITF 06-3

In March 2006, the Emerging Issues Task Force published Abstracts No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF 06-3”) which requires a policy be adopted to present externally imposed taxes on revenue-producing transactions on either a gross or net basis. Gross or net presentation may be elected for each different type of tax, but similar taxes should be presented consistently. Taxes within the scope of this issue would include taxes that are imposed on a revenue transaction between a seller and a customer. EITF 06-3 is effective in interim and annual financial periods beginning after December 15, 2006. The adoption of EITF 06-3 will not have a material impact on the Company’s financial statements.

Note 3. Mergers and Acquisitions

Test-Um Inc.

On May 4, 2006 the Company purchased Test-Um Inc. (“Test-Um”) for $17.2 million in cash, including $0.2 million of direct transaction costs incurred in connection with the acquisition. In addition, JDSU is obligated to pay contingent cash consideration of up to $5.5 million if certain revenue targets are achieved during the 12 months following the acquisition date. This payment, if made, would increase the recorded value of goodwill.

Test-Um is a leading provider of portable test, talk and trace products for datacom and communications networks. The acquisition is expected to establish JDSU as a leader in the growing market for home and enterprise network testing. Test-Um is a well-known manufacturer of high-quality, low cost instruments which are used in the field to troubleshoot, test, map and certify various types of networks. The transaction was accounted for as a purchase in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”); therefore, the tangible assets acquired were recorded at fair value on the acquisition date. The preliminary allocation of the purchase price was based, in part, upon a valuation, and the estimates and assumptions used therein are subject to change.

The purchase price was allocated as follows (in millions):

Net tangible assets acquired	$3.7
Intangible assets acquired:
Developed technology	3.8
Customer relationships	0.6
Other	0.1
Goodwill	9.0

Total purchase price	$17.2

The following table summarizes the components of the tangible assets acquired at fair value (in millions):

Inventories	$3.0
Other assets and liabilities, net	0.7

Net tangible assets acquired	$3.7

A portion of the purchase price was allocated to developed product technology, which includes products that are already technologically feasible. Test-Um’s developed product technology comprised a portfolio of test and analytical tools. The Income Approach, which is based on the premise that the value of an asset is the present value of its future earning capacity, was the primary valuation technique employed. A discount rate of 12% was applied to developed product technology.

The acquired intangible assets are being amortized over their estimated useful lives, which are presented in the table below:

Developed technology	3-7 years
Customer relationships	2 years
Non-competition agreements	2 years
Tradename	1 year
Customer backlog	1 year

Goodwill, which represents the excess of the purchase price over the fair value of tangible and identified intangible assets acquired, is not being amortized but will be reviewed annually for impairment, or more frequently if impairment indicators arise, in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). In part, goodwill reflects the competitive advantages the Company expects to realize from Test-Um’s existing product lines. Goodwill has been assigned to the Communications Test & Measurement segment and is not expected to be deductible for tax purposes.

Test-Um’s results of operations have been included in the Company’s consolidated financial statements subsequent to the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to prior period financial statements.

The former shareholders of Test-Um made certain representations and warranties to the Company and agreed to indemnify JDSU against damages which might arise from a breach of those undertakings. As security for this indemnification obligation of the former Test-Um shareholders, JDSU retained $1.7 million of the cash consideration, which is scheduled to be released on the 12 month anniversary of the acquisition date.

Agility Communications, Inc.

On November 30, 2005 the Company purchased Agility Communications, Inc. (“Agility”) for 22,598,149 shares of the Company’s common stock with a market value of $54.1 million at the measurement date and $10.7 million in cash, including $0.5 million of direct transaction costs incurred in connection with the acquisition. Prior to the acquisition, the Company had invested $3.0 million in Agility’s convertible preferred stock. As of June 30, 2006, the Company had acquired all of Agility’s outstanding common and preferred stock.

Agility is a leading provider of widely tunable laser solutions for optical networks. Tunable lasers simplify the deployment of high-speed metro and long-haul networks and help enable the delivery of next-generation services. The acquisition is expected to further expand the Company’s product offerings to service providers for their agile networks. The transaction was accounted for as a purchase in accordance with SFAS 141; therefore, the tangible assets acquired were recorded at fair value on the acquisition date. The allocation of the purchase price was based, in part, upon a valuation, and the estimates and assumptions used therein are subject to change.

The purchase price was allocated as follows (in millions):

Net tangible assets acquired	$3.8
Intangible assets acquired:
Developed technology	7.9
Customer relationships	3.8
In-process research & development	0.4
Customer backlog	0.2
Non-competition agreements	0.1
Goodwill	51.6

Total purchase price	$67.8

The following table summarizes the components of the tangible assets acquired at fair value (in millions):

Inventories	$2.6
Property and equipment	4.4
Other assets and liabilities, net	(3.2)

Net tangible assets acquired	$3.8

Net tangible assets acquired include a charge of $1.1 million to eliminate duplicative positions at Agility. Under Emerging Issues Task Force Abstracts No. 95–3 “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95–3”), this charge was included in the allocation of acquisition cost rather than period expenses. During fiscal 2006, the Company reduced the value of certain inventories by $0.5 million, property and equipment by $1.4 million, and increased other liabilities by $0.1 million to better reflect the estimated fair market value at acquisition date. As a result, goodwill increased $1.7 million and identified intangible assets increased by a total of $0.3 million.

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

Goodwill, which represents the excess of the purchase price over the fair value of tangible and identified intangible assets acquired, is not being amortized but will be reviewed annually for impairment, or more frequently if impairment indicators arise, in accordance with SFAS 142. In part, goodwill reflects the competitive advantages the Company expects to realize from incorporating Agility’s technologies into existing product lines and developing new markets. Goodwill has been assigned to the Optical Communications segment and is not expected to be deductible for tax purposes.

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

Acterna Inc.

On August 3, 2005 the Company purchased Acterna Inc. (“Acterna”) for 200,467,802 shares of the Company’s common stock with a market value of $304.7 million at the measurement date and $459.3 million in cash, including $10.0 million of direct transaction costs incurred in connection with the acquisition.

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

The purchase price was allocated as follows (in millions):

Net tangible assets acquired	$(1.2)
Intangible assets acquired:
Developed technology	200.2
Customer relationships	95.0
In-process research & development	19.9
Trademark/trade name	12.7
Customer backlog	2.0
Non-competition agreements	1.8
Goodwill	433.6

Total preliminary purchase price	$764.0

The following table summarizes the components of the tangible assets acquired at fair value (in millions):

Inventories	$84.2
Property and equipment	43.7
Deferred revenue	(6.1)
Deferred compensation	(89.6)
Deferred income tax	(28.8)
Other assets and liabilities, net	(4.6)

Net tangible assets acquired	$(1.2)

The above purchase price allocation includes net adjustments to acquired intangible assets and goodwill since the acquisition date. Acquired intangible assets were adjusted to record the effect of currency translation adjustments and the completion of the final valuation report. Goodwill was adjusted to reflect adjustments to pension obligations, inventory and trade receivable reserves, tax accruals, fixed assets, other assets and liabilities, currency translation adjustments and the completion of the final valuation report.

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

Developmental projects that had not reached technological feasibility and had no future alternative uses were classified as IPR&D and expensed on the acquisition date. Efforts required to develop IPR&D into commercially viable products include the planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements. The principal projects at merger date were extensions of existing technologies for tools used to install, maintain and test optical and other communications networks. The Company incurred post-acquisition cost of approximately $22.2 million during fiscal 2006 for these projects and estimates that additional investment of approximately $7.2 million in research and development will be required during fiscal 2007 to complete them.

The acquired intangible assets are being amortized over their estimated useful lives, which are presented in the table below:

Developed technology	8 years
Customer relationships	7 years
Trademark/trade name	10 years
Customer backlog	1 year
Non-competition agreements	3 years

Goodwill, which represents the excess of the purchase price over the fair value of tangible and identified intangible assets acquired, is not being amortized but will be reviewed annually for impairment, or more frequently if impairment indicators arise, in accordance with SFAS 142. Goodwill has been assigned to the Communications Test & Measurement segment and is not expected to be deductible for tax purposes.

In connection with the acquisition of Acterna, Acterna made certain representations and warranties to the Company, and Acterna’s former security holders agreed to indemnify the Company against damages which might arise from a breach of those representation and warranties. Under the terms of the acquisition, the former Acterna security holders set aside approximately $50.4 million of the cash consideration for payment of indemnification claims made by the Company prior to the earlier of August 31, 2006 or filing of the Company’s annual report on Form 10-K for the fiscal year ending June 30, 2006.

During fiscal 2006, the Company determined that a liability was probable for certain material pre-merger tax contingencies. Consequently, since these tax matters are not yet resolved, the Company made indemnification claims against the Acterna former security holders that may exceed the entire $50.4 million, which is the limit of the former Acterna security holders for these indemnification claims. The principal claim derives from a tax audit in Germany that was initiated during fiscal 2005. If the German tax matters are resolved unfavorably, the Company’s minimum estimated tax exposure would be approximately $36.7 million, plus interest. The Company’s maximum estimated tax exposure would be approximately $61.6 million, plus interest. If the ultimate tax liability is greater than the amount indemnified, the Company expects that the excess would be accounted for as additional goodwill.

The results of operations of Acterna have been included in the Company’s consolidated financial statements subsequent to the date of acquisition. The financial information in the table below summarizes the combined results of operations of the Company and Acterna, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented:

	Years Ended June 30,
(in millions, except per share data)	2006	2005
Total pro forma revenues	$1,230.3	$1,165.5

Pro forma net loss	(189.6)	(255.2)
Pro forma net loss per share - basic and diluted	(0.11)	(0.18)

Reported net loss	(151.2)	(261.3)
Reported net loss per share - basic and diluted	(0.09)	(0.18)

The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the merger had taken place at the beginning of each of the periods presented. The pro forma financial information for fiscal 2006 includes merger related expenses of $24.4 million recorded by Acterna and a charge of $19.9 million for IPR&D.

Photonic Power Systems, Inc.

In May 2005, JDSU purchased Photonic Power Systems, Inc. (“PPS”), for approximately $9.7 million in cash, including direct transaction costs of $0.1 million and $0.3 million in fair value of options granted to purchase 238,744 shares of JDSU common stock. The former shareholders of PPS made certain representations and warranties to JDSU and agreed to indemnify the Company against damages which might arise from a breach of those undertakings. As security for this indemnification obligation of the former PPS shareholders, JDSU retained approximately $1.5 million of the cash consideration, which is scheduled to be released on the 18 month anniversary of the acquisition date.

In addition to the $10.0 million purchase price listed above, JDSU was obligated to pay contingent cash consideration of up to $2.0 million if certain revenue targets were achieved during the 12 months following the acquisition date. This payment, if made, would have increased the recorded value of goodwill. As none of the revenue targets were met within the timeframe specified, no additional consideration is due or payable.

PPS has pioneered the delivery of electrical power over fiber to drive low powered electrical circuitry. Acquiring PPS diversifies JDSU’s customer base, creates opportunities in new markets and industries, expands the Company’s investments in future optical technologies and strengthens its vertically integrated products portfolio. The transaction was accounted for as a purchase in accordance with SFAS 141; therefore, the tangible assets acquired were recorded at fair value on acquisition date. The purchase price was allocated as follows (in millions):

Intangible assets acquired:
Developed technology	$3.2
Customer relationships	0.1
Goodwill	6.7

Total purchase price	$10.0

The following table summarizes the components of the tangible assets acquired (in millions):

Inventories	$0.3
Property and equipment	0.1
Other assets and liabilities, net	(0.4)

Net tangible assets acquired	$—

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

Goodwill, which represents the excess of the purchase price over the fair value of tangible and identified intangible assets acquired, is not being amortized but will be reviewed annually for impairment, or more frequently if impairment indicators arise, in accordance with SFAS 142. Goodwill was assigned to the former Commercial and Consumer segment and is not expected to be tax deductible. The results of operations of PPS have been included in the Company’s consolidated financial statements subsequent to the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to prior period financial statements. See “Note 6. Goodwill” of the Notes to Consolidated Financial Statements for more detail.

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

Lightwave is a leading provider of solid-state lasers for commercial markets including materials processing, semiconductor fabrication, and biotech. The acquisition reinforces the Company’s commitment to the OEM laser business and significantly strengthens its portfolio in the higher-growth diode-pumped solid-state laser markets. The transaction was accounted for as a purchase in accordance with SFAS 141; therefore, the tangible assets acquired were recorded at fair value on acquisition date. The purchase price was allocated as follows (in millions):

Net tangible assets acquired	$15.3
Intangible assets acquired:
Developed technology	22.7
Customer relationships	4.3
In-process research & development	1.1
Patent	0.5
Trademark/trade name	0.5
Goodwill	22.8

Total purchase price	$67.2

The following table summarizes the components of the tangible assets acquired (in millions):

Inventories	$9.1
Property and equipment	1.4
Other assets and liabilities, net	4.8

Net tangible assets acquired	$15.3

During fiscal 2006, the Company reduced the value of certain inventories by $0.3 million and increased the value of other assets by $0.7 million to better reflect the estimated fair market value at acquisition date. The change in other assets was primarily associated with the adjustment of tax accruals. As a result, goodwill decreased by $0.4 million.

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

Goodwill, which represents the excess of the purchase price over the fair value of tangible and identified intangible assets acquired, is not being amortized but will be reviewed annually for impairment, or more frequently if impairment indicators arise, in accordance with SFAS 142. Goodwill was assigned to the former Commercial and Consumer segment and is not expected to be tax deductible. The results of operations of Lightwave have been included in the Company’s consolidated financial statements subsequent to the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to prior period financial statements. See “Note 6. Goodwill” of the Notes to Consolidated Financial Statements for more detail.

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

Goodwill, which represents the excess of the purchase price over the fair value of tangible and identified intangible assets acquired, is not being amortized but will be reviewed annually for impairment, or more frequently if impairment indicators arise, in accordance with SFAS 142. Goodwill was assigned to the former Commercial and Consumer segment and is not expected to be tax deductible. See “Note 6. Goodwill” of the Notes to Consolidated Financial Statements. The results of operations of ADO have been included in the Company’s financial statements subsequent to the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to prior period financial statements.

E2O Communications:

On May 17, 2004, JDSU purchased E2O Communications Incorporated (“E2O”) for approximately $60.2 million in cash, including $0.2 million of direct transaction costs incurred in connection with the acquisition. Of the $60.2 million purchase price, $0.3 million and $0.4 million remained to be paid and were recorded as other current liabilities on the Company’s consolidated balance sheets at June 30, 2006 and June 30, 2005, respectively. These accrued amounts represent cash to be paid in exchange for E2O’s remaining outstanding common stock and accrued severance payments.

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

In addition to the $1.6 million purchase price, JDSU is obligated to pay contingent cash consideration of up to $4.9 million, of which $0.9 million is based on the level of inventory purchased from Ditech and sold by the Company during fiscal 2004, and $4.0 million is based on revenues generated by the acquired business through fiscal 2005. Upon timely notice by JDSU, Ditech is required to repurchase specified inventories not used during fiscal 2004. During fiscal 2005, JDSU notified Ditech of its intention to return these inventories valued by JDSU at approximately $0.6 million.

For fiscal 2005 and 2004, the Company accrued contingent consideration based on revenues of approximately $0.4 million and $0.9 million, respectively. Contingent payments based on revenue were accounted for as goodwill. Approximately $0.8 million was recorded as other current liabilities on the Company’s balance sheet at June 30, 2005.

Under a settlement reached in June 2006, JDSU paid Ditech $0.7 million to resolve all disputes between the companies, including the holdback of $0.2 million, contingent consideration of $0.8 million and the inventories designated for return to Ditech. As a result, goodwill decreased $0.3 million. At June 30, 2006, the Company did not have any accrued liabilities payable to Ditech related to acquisition of the optical communications business.

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

The results of operations of Ditech have been included in the Company’s consolidated financial statements subsequent to the date of acquisition under the Optical Communications operating segment. Pro forma results of operations have not been presented because the effect of the acquisition was not material.

Note 4. Balance Sheet Details

Accounts Receivable Reserves:

The components of account receivable reserves were as follows (in millions):

	Years Ended June 30,
	2006	2005
Allowance for doubtful accounts	$5.2	$3.0
Allowance for sales returns and other	0.8	0.8

Total accounts receivable reserves	$6.0	$3.8

The activities and balances for allowance for doubtful accounts as of June 30, 2006, 2005 and 2004 are as follow (in millions):

	Balance at Beginning of Period	Charged to Costs and Expenses (1)	Deduction(2)	Balance at End of Period
Allowance for doubtful accounts:
Year ended June 30, 2006	$3.0	$3.0	$(0.8)	$5.2
Year ended June 30, 2005	11.8	0.7	(9.5)	3.0
Year ended June 30, 2004	22.7	(4.4)	(6.5)	11.8

(1)	Charge for fiscal 2006 includes $2.5 million from acquired companies.
(2)	Charges for uncollectible accounts, net of recoveries.

Inventories:

Inventories are stated at the lower of cost or market, and include material, labor, and manufacturing overhead costs. The components of inventories were as follows (in millions):

	Years Ended June 30,
	2006	2005
Finished goods	$57.0	$17.6
Work in process	71.3	38.7
Raw materials and purchased parts	73.9	41.1

Total inventories	$202.2	$97.4

During fiscal 2006, 2005, and 2004, the Company recorded write-downs of inventories of $35.9 million, $30.2 million, and $29.8 million, respectively.

The Company also consumed previously written-down inventories of $27.6 million, $41.4 million, and $44.1 million during fiscal 2006, 2005, and 2004, respectively. In addition, the Company has an active scrap program and typically disposes of inventory that has been written down through the use of scrap dealers or physical disposal/destruction. During fiscal 2006, 2005, and 2004, the Company scrapped $47.7 million, $92.5 million, and $50.3 million of fully reserved inventory, respectively.

The inventory write-downs were predominantly the result of changes in forecasted customer demand and technological changes in the Company’s products. The majority of the inventory written down consisted of raw material, and to a lesser extent finished goods. The major elements of the written down raw material consists of components and items that had not entered into production. The finished goods inventory includes the cost of raw material inputs, labor, and overhead.

The Company operates in markets with relatively few customers and has historically experienced variability in product demand driven by the buying behaviour of these customers. In addition, the Company’s products utilize long-lead time parts which are available from a limited set of vendors. The combined effects of a limited customer base, variability of demand among the customer base and significant long-lead time or single sourced materials has historically contributed to significant inventory write-downs. The Company routinely reviews inventory for usage potential, including fulfilment of customer warranty obligations and spare part requirements. The Company writes down to zero the value of excess and obsolete (“E&O”) inventory that is not expected to be consumed through operations generally within 12 months. Excess is written down to zero value in large part due to the Company’s history of changes in customer demand and inherent product obsolescence concerns.

For any written down inventory items retained, the Company evaluates the future realizable value of inventories and impact on gross margins, taking into consideration product life cycles, technological and product changes, demand visibility and other market conditions. The Company believes its current process for writing down inventory appropriately balances the risk in the market place with a fair representation of the realizable value of the Company’s inventory.

RoHS

The European Union has enacted the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”), and the Waste Electrical and Electronic Equipment (“WEEE”) directives. The RoHS directive prohibits the use of certain substances, including lead, mercury, cadmium and chromium, in covered products placed on the market after July 1, 2006. The WEEE directive obligates parties that place electrical and electronic equipment onto the market in the European Union to clearly mark the equipment, register with and report to European Union regulators regarding distribution of the equipment, and provide a mechanism to recall and properly dispose of the equipment. Each European Union member country has enacted, or is expected to soon enact, legislation clarifying what is and what is not covered by the WEEE directive in that country. However, there is still some uncertainty in certain European Union countries as to which party involved in the manufacture, distribution and sale of electronic equipment will be ultimately held responsible. If the Company is deemed to be a manufacturer of covered products, the Company may be required to register as a producer in certain European Union countries, and incur financial responsibility with respect to products sold within the European Union, including products of other manufacturers that have been replaced by its products.

During fiscal 2006, the Company recorded write-downs of inventories of approximately $0.3 million relating to RoHS requirements. While the Company has a focused effort for RoHS compliance, it may also incur substantial costs to change its manufacturing processes, redesign or reformulate, and obtain substitute components for its products that are deemed covered products under the RoHS directive. The Company may also incur future inventory write-downs if certain components held in inventory become unusable because they are not RoHS-compliant. The Company’s execution of these requirements, which involves product design changes among other matters, if not successful, would impact its ability to service customer order demands.

Property, Plant and Equipment, Net:

The components of property, plant and equipment, net were as follows (in millions):

	Years Ended June 30,
	2006	2005
Land	$17.5	$16.2
Buildings and improvements	20.2	20.8
Machinery and equipment	253.6	214.2
Furniture, fixtures, software and office equipment	65.9	60.0
Leasehold improvements	46.3	39.4
Construction in progress	32.7	18.7

	436.2	369.3
Less: Accumulated depreciation	(235.0)	(207.2)

Property, plant and equipment, net	$201.2	$162.1

During fiscal 2006, 2005, and 2004, the Company recorded $3.1 million, $0.7 million, and $16.4 million, respectively, of reductions in the carrying value of property, plant and equipment as a result of impairment analyses performed in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), excluding asset write-downs associated with restructuring activities. See “Note 8. Reduction of Other Intangibles and Other Long-Lived Assets” for more detail.

Other Current Assets:

The components of other current assets were as follows (in millions):

	Years Ended June 30,
	2006	2005
Prepaid assets	$11.1	$9.4
Deferred income tax	1.1	—
Receivables from Fabrinet	22.7	26.6
Receivable from Acterna shareholders	41.7	—
Other receivables	20.5	23.1
Other current assets	10.9	20.7

Total other current assets	$108.0	$79.8

Other Non-Current Assets:

The components of other non-current assets were as follows (in millions):

	Years Ended June 30,
	2006	2005
Deposits	$4.2	$1.5
Deferred financing costs	11.0	6.0
Other	11.9	10.3

Total other non-current assets	$27.1	$17.8

Other Current Liabilities:

The components of other current liabilities were as follows (in millions):

	Years Ended June 30,
	2006	2005
Deferred revenue	$35.0	$5.5
Acquisition holdbacks and other related liabilities	19.3	3.0
Deferred compensation plan	7.7	7.9
VAT liabilities	5.0	0.6
Restructuring accrual	19.8	23.0
Accrued expenses	27.8	27.0
Other	8.1	5.7

Total other current liabilities	$122.7	$72.7

Other Non-Current Liabilities:

The components of other non-current liabilities were as follows (in millions):

	Years Ended June 30,
	2006	2005
Pension accrual and post employment benefits	$93.1	$4.3
Deferred taxes	28.1	—
Restructuring accrual	16.1	23.2
Other	21.8	16.5

Total other non-current liabilities	$159.1	$44.0

Note 5. Investments

Available-For-Sale Investments:

The Company’s investments in marketable debt and equity securities were primarily classified as available-for-sale investments.

At June 30, 2006, the Company’s available-for-sale investments were as follows (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt investments:
U.S. Treasuries & agencies	$377.1	$—	$(3.3)	$373.8
Municipal bonds & sovereign debt instruments	5.4	—	(0.1)	5.3
Asset-backed securities	178.0	—	(0.9)	177.1
Corporate bonds	425.1	—	(2.2)	422.9

Total debt investments	985.6	—	(6.5)	979.1
Money market instruments and funds	193.4	—	—	193.4
Marketable equity investments	0.8	0.3	—	1.1

Total available-for-sale investments	$1,179.8	$0.3	$(6.5)	$1,173.6

The Company considers the impairments to its available-for-sale debt investments to not be other-than-temporary because the declines in fair value of the securities have been caused primarily by rising market interest rates. Virtually all of the debt securities held are investment grade with issuer credit ratings of A-1/P-1, A/A2 or better, and the Company believes they will recover in value while they are held to maturity. Of the total estimated fair value, $324.0 million was classified as cash equivalents and $849.6 million was classified as short-term investments. An additional $7.7 million of short-term investments representing assets of a deferred compensation plan are classified as trading securities.

The following table summarizes the gross unrealized losses of our short-term investments, aggregated by type of investment instrument at June 30, 2006 (in millions):

	Less than 12 Months	Greater than 12 Months	Total
U.S. Treasuries & agencies	$(0.6)	$(2.7)	$(3.3)
Municipal bonds & sovereign debt instruments	—	(0.1)	(0.1)
Asset-backed securities	(0.3)	(0.6)	(0.9)
Corporate bonds	(0.9)	(1.3)	(2.2)

Total gross unrealized losses	$(1.8)	$(4.7)	$(6.5)

At June 30, 2006, the Company’s short-term investments classified as trading assets were as follows (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt investments	$0.5	$—	$—	$0.5
Money market instruments and funds	0.8	—	—	0.8
Marketable equity investments	5.1	1.3	—	6.4

Total trading assets classified as short-term investments	$6.4	$1.3	$—	$7.7

At June 30, 2006, contractual maturities of the Company’s debt investments were as follows (in millions):

	Amortized Cost	Estimated Fair Value
Amounts maturing in less than 1 year	$552.7	$550.2
Amounts maturing in 1 - 5 years	387.7	383.8
Amounts maturing more than 5 years	45.7	45.6

Total debt investments	$986.1	$979.6

At June 30, 2005, the Company’s available-for-sale investments were as follows (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt investments:
U.S. Treasuries & agencies	$594.5	$—	$(5.0)	$589.5
Municipal bonds & sovereign debt instruments	29.1	—	(0.1)	29.0
Asset-backed securities	70.9	—	(0.5)	70.4
Corporate bonds	329.9	0.1	(2.2)	327.8

Total debt investments	1,024.4	0.1	(7.8)	1,016.7
Money market instruments and funds	229.1	—	—	229.1
Marketable equity investments	9.3	4.2	—	13.5

Total available-for-sale investments	$1,262.8	$4.3	$(7.8)	$1,259.3

Of the total estimated fair value, $473.9 million was classified as cash equivalents and $785.4 million was classified as short-term investments in the Company’s Consolidated Balance Sheet. An additional $7.9 million of short-term investments representing assets of a deferred compensation plan are classified as trading securities.

At June 30, 2005, the Company’s short-term investments classified as trading assets were as follows (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt investments	$0.5	$—	$—	$0.5
Money market instruments and funds	1.0	—	—	1.0
Marketable equity investments	5.3	1.1	—	6.4

Total trading assets classified as short-term investments	$6.8	$1.1	$—	$7.9

Marketable Equity Investments

At June 30, 2006, the Company’s marketable equity investments were carried on the books at their total fair market value of $1.1 million.

During fiscal 2006, the Company recorded net gains on sale of investments of $73.2 million primarily due to the sale of our equity investment in ADVA Optical Networking AG (“ADVA”), Prudential Financial, Inc. (“Prudential”), and Nortel Networks (“Nortel”) for a net gain of $63.6 million, $3.6 million, and $4.4 million, respectively. These investments had a combined carrying value of $9.8 million at June 30, 2005, including ADVA, which was accounted for under the equity method at a carrying value of $0.3 million. The fair value of the Company’s marketable equity securities at June 30, 2006 was approximately $1.1 million.

Long-Term Investments:

The components of the Company’s long-term investment were as follows (in millions):

	Years Ended June 30,
	2006	2005
Non-marketable cost method investments	$8.6	$14.3
Non-marketable equity method investments	2.2	14.9

Total long-term investments	$10.8	$29.2

Reductions in Fair Value of Investments:

The Company regularly evaluates the carrying value of its investments. When the carrying value of an investment exceeds the fair value and the decline in fair value is deemed to be other-than-temporary, the Company writes down the value of the investment to its fair value. During fiscal 2006, 2005, and 2004, the Company recorded $4.2 million, $9.2 million, and $3.8 million, respectively, of other-than-temporary reductions in fair value of the Company’s available-for-sale and non-marketable equity investments.

Details of the other-than-temporary reductions were as follows (in millions):

	Years Ended June 30,
	2006	2005	2004
Available-for-sale investments	$—	$0.8	$0.4
Non-marketable equity investments	4.2	8.4	3.4

Total reductions in fair value of investments	$4.2	$9.2	$3.8

Note 6. Goodwill

In fiscal 2006, the Company changed its financial reporting structure with the formation of the Advanced Optical Technologies segment, which includes our Flex and Custom Optics businesses. The Lasers business unit is being reported in the All Other category. The Flex, Custom Optics and Laser businesses serve the Company’s Commercial and Consumer markets and were previously reported in the Consumer and Commercial segment. See “Note 17. Operating Segments and Geographical Information” of the Notes to Consolidated Financial Statements for detail.

As a result of the realignment of operations, goodwill was reallocated to reporting units based on an independent valuation study.

Goodwill

The following table presents the changes in goodwill allocated to the reportable segments (in millions):

	Optical Communications	Communications Test & Measurement	Commercial & Consumer	Advanced Optical Technologies	All Other	Total
Balance as of June 30, 2004	$126.0	$—	$78.8	$—	$—	$204.8
Acquisitions (see Note 3):
ADO	—	—	6.7	—	—	6.7
Lightwave	—	—	23.2	—	—	23.2
Photonic	—	—	6.7	—	—	6.7
SFAS No. 142 impairment charges	—	—	(53.7)	—	—	(53.7)
Purchase price adjustment related to the achievement of milestones (see Note 3)	0.4	—	—	—	—	0.4
Other purchase price adjustment (see Note 3)	2.6	—	(0.5)	—	—	2.1

Balance as of June 30, 2005	129.00	—	61.2	—	—	190.2
Acquisitions (see Note 3):
Acterna	—	433.6	—	—	—	433.6
Agility	51.6	—	—	—	—	51.6
Test-Um	—	9.0	—	—	—	9.0
Reallocation of goodwill to new reporting units	—	—	(61.4)	29.2	32.2	—
SFAS No. 142 impairment charges	—	(22.4)	—	—	—	(22.4)
Purchase price adjustment related to the achievement of milestones (see Note 3)	(0.2)	—	—	—	—	(0.2)
Other purchase price adjustment (see Note 3)	(4.6)	—	0.2	(0.3)	(0.4)	(5.1)

Balance as of June 30, 2006	$175.8	$420.2	$0.0	$28.9	$31.8	$656.7

Reduction of Goodwill

Fiscal 2006 Charges:

Under the first step of the SFAS 142 analysis, the fair value of the reporting units was determined based on a combination of the income approach, which estimates the fair value based on the future discounted cash flows, and the market approach, which estimates the fair value based on comparable market prices. Under the income approach, the Company assumed a cash flow period of 10 years, long-term annual growth rates of 5% to 8%, a discount rate of 13% to 15% and terminal value growth rates of 4% to 6%. Based on the first step of the analysis, the Company determined that the carrying amount of is Da Vinci reporting unit within the Communications Test & Measurement segment was in excess of its fair value. As such, the Company was required to perform the second step analysis on that reporting unit to determine the amount of the impairment loss. The Company recorded a $22.4 million of impairment charge related to the Da Vinci reporting unit in accordance with SFAS 142 in accordance with its annual impairment test. The impairment was the result of delayed product introduction and acceptance of next generation color and image enhancement products.

Fiscal 2005 Charges:

Under the first step of the SFAS 142 analysis, the fair value of the reporting units was determined based on a combination of the income approach, which estimates the fair value based on the future discounted cash flows, and the market approach, which estimates the fair value based on comparable market prices. Under the income approach, the Company assumed a cash flow period of 10 years, long-term annual growth rates of -5% to 16%, a discount rate of 12% to 16% and terminal value growth rates of 4% to 6%. Based on the first step of the analysis, the Company determined that the carrying amount of a reporting unit within the former Commercial and Consumer segment was in excess of its fair value. As such, the Company was required to perform the second step analysis on that reporting unit to determine the amount of the impairment loss. The Company recorded $53.7 million of impairment charges in accordance with SFAS 142 in accordance with its annual impairment test.

Fiscal 2004 Charges:

During fiscal 2004, the Company recorded no impairment charges in accordance SFAS 142.

Note 7. Other Intangibles

The Company has reclassified expenses related to amortization of acquired developed technology in the Consolidated Statements of Operations. Amortization expense of $13.4 million and $9.9 million for fiscal 2005 and 2004, respectively, was previously included as part of operating expenses and has been reclassified to cost of sales for all periods presented.

The following tables present details of the Company’s other intangibles (in millions):

As of June 30, 2006:	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$353.9	$(103.0)	$250.9
Other	163.1	(52.0)	111.1

Total intangibles	$517.0	$(155.0)	$362.0

As of June 30, 2005:	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$141.9	$(66.3)	$75.6
Other	46.8	(27.5)	19.3

Total intangibles	$188.7	$(93.8)	$94.9

Other intangibles consists of patents, trademark, trade name, assembled workforce, customer relationship, customer backlog, and non competition agreements.

During fiscal 2006, 2005, and 2004, the Company recorded $60.8 million, $19.8 million, and $16.0 million, respectively, of amortization of other intangibles. The following table presents details of the Company’s amortization of other intangibles (in millions):

	2006	2005	2004
Reported as:
Cost of sales	$36.4	$13.4	$9.9
Operating expense	24.4	6.4	6.1

Total	$60.8	$19.8	$16.0

During fiscal 2006, 2005, and 2004, the Company recorded zero, $4.5 million, and zero, respectively, of reductions in the carrying value of other intangibles as a result of impairment analyses performed in accordance with SFAS 144. See “Note 8. Reduction of Other Intangibles and Other Long-Lived Assets” for more detail.

Based on the carrying amount of other intangibles as of June 30, 2006, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Years Ended June 30,
2007	$61.8
2008	54.4
2009	51.4
2010	49.7
2011	48.2
Thereafter	96.5

Total amortization	$362.0

Note 8. Reduction of Other Intangibles and Other Long-Lived Assets

During fiscal 2006, 2005 and 2004, the Company recorded $5.6 million, $31.6 million and $52.3 million, respectively, of reductions in the carrying value of its long-lived assets in accordance with SFAS 144. The carrying values of assets held for sale at June 30, 2006 and 2005 were $2.9 million and $9.4 million, respectively. The following table summarizes the components of the reductions of other long-lived assets (in millions):

	2006	2005	2004
Impairments of other long-lived assets:
Assets held and used	$3.0	$5.2	$16.4
Assets held for sale	0.1	10.9	35.4
Loss on the sale of assets	2.5	15.5	0.5

Total reductions of other long-lived assets	$5.6	$31.6	$52.3

Fiscal 2006 Charges:

Assets Held and Used:

The Company noticed indicators during fiscal 2006 that the carrying value of its long-lived assets may not be recoverable and performed an impairment review in accordance with SFAS 144. The Company evaluated the recoverability of its long-lived assets and recorded impairment charges based on the amounts by which the carrying amounts of these assets exceeded their fair value. For tangible fixed assets, the Company valued these assets that were subject to impairment using specific appraisals. As a result of the review, the Company recorded losses of $2.7 million for impairment of certain assets formerly utilized in its Santa Rosa, California manufacturing facility, $0.2 million in connection with the closure of the Melbourne, Florida facility, and $0.5 million in connection with the closure of the Rochester, Minnesota facility, partially offset by $0.4 million gain on other adjustments.

Assets Held for Sale:

In the fourth quarter of fiscal year 2006, the Company entered into a contract to sell its Milan, Italy sales office facility for net proceeds of approximately $2.8 million. In accordance with SFAS 144, the Company recorded an impairment charge of $0.1 million. The sale is expected to close in the second quarter of fiscal year 2007.

Sale of Assets:

During fiscal year 2006, the Company recorded losses of $6.9 million on the sale of assets primarily relating to the sale of its front surface mirror business and the sale of one of its Santa Rosa manufacturing facilities, offset by gains of $3.8 million on the sale of its Melbourne, Florida manufacturing facility, $0.3 million on the sale of its Cotia, Brazil sales and warehouse facility, and $0.3 million on the sale of 55 acres of land in Raleigh, North Carolina.

Fiscal 2005 Charges:

Assets Held and Used:

The Company noted indicators during the fourth quarter of fiscal 2005 that the carrying value of its long-lived assets, including purchased intangibles recorded in connection with its various acquisitions and property, plant and equipment, may not be recoverable and performed an impairment review in accordance with SFAS 144. The Company evaluated the recoverability of its long-lived assets and recorded impairment charges based on the amounts by which the carrying amounts of these assets exceeded their fair value. Fair value was determined based on undiscounted future cash flows for the operating entities that had separately identifiable cash flows. As a result of the review, the Company reduced the value of certain manufacturing equipment related to the front surface mirror and DLP microdisplay window programs in its Santa Rosa, California facility by $0.7 million to zero and purchased intangibles from the ADO acquisition by $4.5 million to zero.

Assets Held for Sale:

During fiscal 2005, the Company adjusted the carrying value of its Ottawa, Canada facility held for sale. In accordance with SFAS 144, the Company recorded total impairment charges of $10.8 million related to the Ottawa facility, which was later sold in the fourth quarter of fiscal 2005 for $23.5 million. In addition, in fiscal 2005, the Company classified its Melbourne facility as being held for sale and no impairment charges were required.

Sale of Assets:

During fiscal 2005, the Company recorded a loss of $10.9 million on the disposal of certain assets from its Ottawa, Canada facility. In addition, the Company completed the sale of Casix, a subsidiary located in Fuzhou, China, and its precision glass business located in Mountain Lakes, New Jersey to Fabrinet and its CATV business to Emcore. The Company recorded losses related to these disposals of $4.7 million. The sales were part of management’s continuing efforts to reduce the Company’s footprint and rationalize the existing manufacture of the Company’s products based on core competencies and cost efficiencies.

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

Assets Held for Sale:

During fiscal 2004, the Company consolidated its corporate headquarters to San Jose, California. In light of the decision to consolidate the corporate headquarters, the Company determined that it did not need to continue to operate a facility in Ottawa, Canada. The Ottawa, Canada facility was classified as held for sale, and the Company adjusted the carrying value of the property. The Company also adjusted the carrying value of certain other assets previously classified as held for sale. In accordance with SFAS 144, the Company recorded total impairment charges of $35.4 million for fiscal 2004, primarily related to the Ottawa, Canada facility, representing the amount by which the carrying value of the assets exceeded fair value less cost to sell.

Sale of Assets:

During fiscal 2004, the Company recorded losses of $0.5 million on the disposal of certain assets.

Note 9. Convertible Debt and Letters of Credit

The following table presents details of the Company’s long-term debt as of June 30, 2006 and 2005:

	Years Ended June 30,
	2006	2005
Zero coupon senior convertible notes	$475.0	$475.0
1% senior convertible notes	425.0	—
Other	—	0.4

Total long-term debt	$900.0	$475.4

Based on quoted market prices, as of June 30, 2006, the fair market value of the Zero Coupon Senior Convertible Notes was approximately $441.3 million and the fair market value of the 1% Senior Convertible Notes was $392.5 million and as of June 30, 2005, the fair market value of the Zero Coupon Senior Convertible Notes was $367.5 million.

$425 Million Principal Amount of 1% Senior Convertible Notes:

On May 17, 2006, the Company completed an offering of $375 million aggregate principal amount of 1% Senior Convertible Notes due 2026. On June 5, 2006, the Company sold an additional $50 million aggregate principal amount of the notes which were issued upon the exercise by the initial purchasers of an over-allotment option granted by the Company. The sale of the additional notes brought the total aggregate principal amount of 1% Senior Convertible Notes outstanding to $425 million. The notes were issued for cash consideration to the initial purchasers, J.P. Morgan Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated. The initial purchasers resold the notes to qualified institutional investors in accordance with Rule 144A under the Securities Act of 1933, as amended. Proceeds from the notes amounted to $415.9 million after issuance costs.

The notes were issued pursuant to an Indenture, dated as of May 17, 2006, between the Company and The Bank of New York Trust Company, N.A., as trustee. The notes bear interest at a rate of 1.00% per year and are convertible into a combination of cash and shares of the Company’s common stock at a conversion price of $3.79 per share. Interest on the notes is payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2006. The notes mature on May 15, 2026. The notes are senior unsecured obligations of the Company and will rank equal in right of payment with its other senior unsecured debt and senior to all of its future subordinated debt.

The indenture includes a “net share settlement” provision that requires the Company, upon redemption or conversion, to settle the principal amount of the notes in cash and the additional conversion value, if any, in shares of the Company’s common stock. Holders of the notes may convert the notes into cash and shares of common stock based on a conversion rate of 264.0264 shares of common stock per $1,000 principal amount of notes, subject to adjustment, prior to stated maturity under the following circumstances:

•	during any fiscal quarter (and only during that fiscal quarter) commencing after June 30, 2006, if the last reported sale price of our common stock is greater than or equal to 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on, and including, the last trading day of the preceding fiscal quarter;

•	prior to April 15, 2026, during the five business day period after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of notes for each day of such measurement period was less than 98% of the product of the closing price of our common stock and the applicable conversion rate for the notes;

•	if the notes have been called for redemption;

•	upon the occurrence of specified corporate transactions; or

•	during the ten trading days prior to, but not on, the maturity date.

Pursuant to the indenture, holders of the notes may require the Company to purchase all or a portion of the notes on each of May 15, 2013, May 15, 2016 and May 15, 2021 at a price equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. In addition, upon certain fundamental changes, holders may require the Company to purchase for cash the notes at a price equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The Company may not redeem the notes before May 20, 2013. On or after that date, the Company may redeem all or part of the notes for cash at 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

The indenture, which does not contain any financial covenants, provides for customary events of default, including payment defaults, breaches of covenants, failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. If an event of default occurs and is continuing, the principal amount of the notes, plus accrued and unpaid interest, if any, may be declared immediately due and payable. These amounts automatically become due and payable if an event of default relating to certain events of bankruptcy, insolvency or reorganization occurs.

Holders of the notes are entitled to the benefits of a Registration Rights Agreement, dated May 17, 2006, among the Company and J.P. Morgan Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as initial purchasers. Under the Registration Rights Agreement, the Company has agreed to file a shelf registration statement with the Securities and Exchange Commission covering resales of the notes and the shares of common stock issuable upon conversion of the notes. If a registration statement is not filed within 210 days of issuance or does not become effective within 240 days of issuance, the Company will be required to pay additional interest to the holders of the notes.

The Company has considered the guidance in EITF Abstract No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“EITF 98-5”), and has determined that the notes do not contain a beneficial conversion feature as the fair value of the Company’s common stock on the date of issuance was less than the initial conversion price. The notes contain two embedded derivatives; a contingent interest provision, which will expire upon the filing of a registration statement, and a bond parity clause. The remaining embedded derivative, the bond parity clause, had a zero fair value as of June 30, 2006. The Company will be re-measuring the embedded derivatives each reporting period, as applicable and changes in fair value will be reported in the financial statements.

The $9.1 million of costs incurred in connection with the issuance of the notes were capitalized and are being amortized to interest expense on a straight-line basis for seven years which approximates the charge using the implied interest method. Issuance costs related to the notes, net of amortization of $0.2 million, were $8.9 million as of June 30, 2006. The unamortized portion of the issuance costs are included in “Other current assets” and “Other assets” on the Consolidated Balance Sheets.

$475 Million Principal Amount of Zero Coupon Senior Convertible Notes:

On October 31, 2003, the Company completed the sale of $475.0 million aggregate principal amount of Zero Coupon Senior Convertible Notes due in 2010. The notes were issued for cash consideration in a private placement to the initial purchasers, Morgan Stanley & Co. Incorporated, Goldman Sachs & Co., and CIBC World Markets Corp. The initial purchasers resold the notes to qualified institutional investors in accordance with Rule 144A under the Securities Act of 1933, as amended. Proceeds from the notes amounted to $462.3 million after issuance costs. The notes do not bear interest and are convertible into the Company’s common stock at a conversion price of $4.94 per share. Each $1,000 principal amount is initially convertible into 202.4291 shares of the Company’s common stock upon the satisfaction of certain conditions. Therefore, the notes are convertible in the aggregate into approximately 96.2 million shares of common stock. The Company has the right to redeem the notes beginning November 15, 2008. Holders of the notes may require the Company to repurchase the notes on November 15, 2008. In addition, under certain circumstances holders may require the Company to convert the notes into shares of the Company’s common stock, if the closing sale price of its common stock exceeds 110% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. Conditions required to trigger this conversion right have not occurred.

The Company filed a registration statement with the Securities and Exchange Commission (“SEC”) on November 14, 2003 and amended the registration statement on December 12, 2003, with respect to the resale of the Notes and the common stock issuable upon the conversion of the Notes. The registration statement was declared effective by the SEC on December 12, 2003.

The $12.7 million of costs incurred in connection with issuance of the notes were capitalized and are being amortized to interest expense on a straight-line basis over 5 years. Issuance costs related to the notes, net of amortization of $6.7 million, were $6.0 million as of June 30, 2006. The unamortized portion of the issuance costs are included in “Other current assets” and “Other assets” on the Consolidated Balance Sheets.

Outstanding Letters of Credit:

As of June 30, 2006, the Company had thirty standby letters of credit totalling $11.8 million.

Note 10. Restructuring

Overview:

During the third quarter of fiscal 2004, the Company announced completion of the Global Realignment Program (“GRP”), which began in April 2001. That program focused on large-scale site and employee reductions. The Company continues to take advantage of opportunities to further reduce costs through targeted, customer-driven restructuring events intended to consolidate the Company and rationalize the manufacture of its products based on core competencies and cost efficiencies. Restructuring activities initiated prior to December 31, 2002 were recorded in accordance with Emerging Issues Task Force Abstracts No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF Issue 94-3”), and restructuring activities initiated after December 31, 2002 were recorded in accordance with Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) and Statement of Financial Accounting No. 112, “Employees’ Accounting for Post-employment Benefits” (“SFAS 112”). As of June 30, 2006 the Company’s total restructuring accrual was $35.9 million.

Fiscal 2006 Restructuring Actions:

During fiscal 2006, the Company recorded $35.0 million in restructuring charges which included $15.2 million for severance and benefits, $9.0 million for manufacturing transfer cost, $5.8 million in lease termination costs and $5.0 million to adjust accruals on previously restructured leases. These charges primarily relate to the further consolidation of the Company’s manufacturing operations and the transfer of such operations to other Company facilities and to the facilities of contract manufacturing partners and the relocation of the Company’s executive offices to accommodate the future needs of the organization. These events will account for the termination of 921 employees - 894 in North America and 27 in Europe. Of these reductions to headcount, 770 were in manufacturing, 84 in research and development and 67 in sales, general and administration functions. As of June 30, 2006, 331 of these employees have been terminated. Payments related to severance and benefits are expected to be paid off by the second quarter of fiscal 2007 and payments related to lease costs are expected to be paid by the first quarter of fiscal 2011. The Company expects to incur approximately $7.0 million of charges in the first half of fiscal 2007, which will be recognized as the services are performed and actions occur.

Fiscal 2005 Restructuring Actions:

During fiscal 2005, the Company recorded $18.2 million in restructuring charges which included $11.8 million for severance and benefits, $3.0 million in lease termination costs and $3.4 million to adjust accruals on previously restructured leases. These charges primarily relate to the decisions to close Company facilities in Ewing, New Jersey, Melbourne, Florida, Indonesia and Singapore and consolidate these operations into other facilities or to source the products from outside manufacturers. The Company also announced plans to selectively reduce its workforce at its facilities in Santa Rosa, California. These events accounted for the termination of 893 employees - 500 in North America, 389 in Asia Pacific and 4 in Europe. Of these reductions to headcount, 783 were in manufacturing, 44 in research and development and 68 in sales, general and administration functions. As of June 30, 2006, 887 of these employees have been terminated.

Fiscal 2004 Restructuring Actions:

During fiscal 2004, the Company recorded $11.5 million in restructuring charges primarily related to severance and benefit obligations and adjustments to accruals on previously restructured leases. These charges primarily relate to the decisions to eliminate technology and manufacturing operations in Japan and to streamline certain functions in North America. The adjustments primarily related to a facility the Company previously leased and recorded related impairment charges as well as currency translation adjustments. These events accounted for the termination of 137 employees - 106 in North America and 31 in Asia Pacific. Of these reductions to headcount, 95 were in manufacturing, 18 in research and development and 24 in sales, general and administration functions. As of June 30, 2006, all of these employees have been terminated. See “Note 16. Commitments and Contingencies” for more detail.

The following table summarizes the various restructuring plans (in millions):

	Workforce Reduction	Facilities and Equipment	Lease Costs	Total
Accrual balance as of June 30, 2003	$25.4	$—	$108.7	$134.1
Restructuring charges	9.0	—	2.5	11.5
Cash payments	(25.5)	—	(19.2)	(44.7)
Adjustments	(1.3)	—	(15.4)	(16.7)

Accrual balance as of June 30, 2004	7.6	—	76.6	84.2
Restructuring charges	11.8	—	6.4	18.2
Cash payments	(12.6)	—	(43.6)	(56.2)

Accrual balance as of June 30, 2005	6.8	—	39.4	46.2
Restructuring charges	15.2	9.0	10.8	35.0
Cash payments	(13.1)	(9.0)	(24.5)	(46.6)
Amount charged to goodwill	1.3	—	—	1.3

Accrual balance as of June 30, 2006	$10.2	$—	$25.7	$35.9

The total restructuring accrual is disclosed in the Company’s Consolidated Balance Sheets as follows (in millions):

	Years Ended June 30,
	2006	2005
Current	$19.8	$23.0
Non-current	16.1	23.2

Total	$35.9	$46.2

The non-current portion of the restructuring accrual is included as a component of “Other non-current liabilities” in the Company’s consolidated Balance Sheet.

Note 11. Income Taxes

The Company’s loss before income taxes and cumulative effect of accounting change consisted of the following (in millions):

	Years Ended June 30,
	2006	2005	2004
Domestic	$(121.9)	$(214.4)	$(70.7)
Foreign	(29.7)	(40.2)	(57.7)

Loss before income taxes and cumulative effect of an accounting change	$(151.6)	$(254.6)	$(128.4)

The Company’s income tax expense (benefit) consisted of the following (in millions):

	Years Ended June 30,
	2006	2005	2004
Federal:
Current	$(9.8)	$(2.9)	$(5.0)
Deferred	3.7	9.7	(6.8)

	(6.1)	6.8	(11.8)

State:
Current	0.5	(0.5)	—
Deferred	0.7	1.4	(1.0)

	1.2	0.9	(1.0)

Foreign:
Current	6.4	(1.0)	(3.0)
Deferred	(1.9)	—	—

	4.5	(1.0)	(3.0)

Total income tax expense (benefit)	$(0.4)	$6.7	$(15.8)

The federal current income tax benefit recorded for fiscal 2006 primarily relates to $9.6 million of income tax benefit recognized for refunds attributable to the successful conclusion of an IRS audit related to tax losses carried back to taxable periods, net of reductions to related goodwill. The federal and state deferred tax expense for fiscal year 2006 primarily relates to the reversal of the tax benefits recognized in prior periods related to unrealized gains from the sale in 2006 of certain marketable securities. The expense was recorded in accordance with Statement of Financial Accounting Standard No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”) and Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS 109”). The foreign current tax expense primarily relates to taxes provided in foreign jurisdictions which reported current income. The foreign deferred benefit primarily relates to $2.3 million attributable to the release of valuation allowance for jurisdictions which we believe are more likely than not to have future income.

There was no tax benefit associated with exercise of stock options for the fiscal years ended June 30, 2006 and June 30, 2005. The tax benefit associated with exercises of stock options for the fiscal year ended June 30, 2004 was $0.8 million.

A reconciliation of the Company’s income tax expense (benefit) at the federal statutory rate to the income tax expense (benefit) at the effective tax rate is as follows (in millions):

	Years Ended June 30,
	2006	2005	2004
Income tax benefit computed at federal statutory rate	$(53.0)	$(89.1)	$(44.9)
Foreign earnings	5.5	(3.1)	(3.3)
Reduction of goodwill	7.8	18.8	—
Valuation allowance	47.0	69.4	43.3
Non-cash tax expense (benefit) on marketable securities	3.6	10.8	(7.8)
Reversal of previously accrued taxes	(10.3)	(5.1)	(4.6)
Other	(1.0)	5.0	1.5

Income tax expense (benefit)	$(0.4)	$6.7	$(15.8)

The components of the Company’s net deferred taxes consisted of the following (in millions):

	Years Ended June 30,
	2006	2005
Gross deferred tax assets:
Tax credit carryforwards	$93.1	$83.5
Net operating loss carryforwards	2,223.6	1,913.5
Inventories	31.1	53.8
Accruals and reserves	17.3	32.6
Other	56.2	102.9
Acquisition-related items	288.0	392.5

Gross deferred tax assets	2,709.3	2,578.8
Valuation allowance	(2,587.7)	(2,538.8)

Deferred tax assets	121.6	40.0

Gross deferred tax liabilities:
Acquisition-related items	(134.2)	(34.7)
Undistributed foreign earnings	(11.7)	(4.8)
Investment holdings	—	(0.8)

Deferred tax liabilities	(145.9)	(40.3)

Total net deferred tax liabilities	$(24.3)	$(0.3)

A $0.8 million net deferred tax liability has been established to reflect tax amortization of goodwill for which no financial statement amortization has occurred in accordance with SFAS 142, “Goodwill and Intangible Assets.”

As of June 30, 2006, the Company had federal, state and foreign tax net operating loss carryforwards of $5,326.1 million, $3,200.3 million and $609.2 million, respectively, and federal, state and foreign research and other tax credit carryforwards of $48.3 million, $20.1 million and $24.8 million, respectively. The tax net operating loss and tax credit carryforwards will expire at various dates beginning in fiscal 2007 through 2025 if not utilized. Utilization of the tax net operating losses may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state and foreign provisions. Loss carryforward limitations may result in the expiration or reduced utilization of a portion of the Company’s tax net operating losses.

Pursuant to Statement of Financial Accounting Standards No. 123, “Share-Based Payment (revised 2004)” (“SFAS 123(R)”), the additional tax benefit associated with the accumulated stock award attributes is not recognized until the deduction reduces cash taxes payable. We have elected to continue to reflect our gross net operating loss carryforward deferred tax assets and related valuation allowance for the accumulated stock award tax benefits determined under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). We will track these stock award attributes separately and will only realize these attributes in accordance with Footnote 82 of SFAS 123(R). These additional tax benefits of net operating loss carryforwards related to the tax benefit from the exercise of employee stock awards were $515.4 million and $509.6 million in fiscal years 2006 and 2005, respectively.

In fiscal 2005, the Company initiated a dividend plan to repatriate certain earnings from one of its subsidiaries in China. As of June 30, 2006, $34.7 million is expected to be repatriated with no additional tax expense. The remaining foreign earnings are considered to be indefinitely reinvested in non-U.S. operations. Cumulative undistributed earnings of the Company’s foreign subsidiaries for which no U.S. income taxes have been provided aggregated approximately $33.5 million at June 30, 2006 and $2.1 million at June 30, 2005. The Company estimates that no additional taxes would have to be provided if these earnings were repatriated back to the U.S.

On December 21, 2004, the FASB issued FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP FAS 109-2”). The American Jobs Creation Act introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria were met. The Company did not avail itself of this repatriation provision.

The Company’s manufacturing operations in Beijing, China, operated under a tax holiday that was effective from January 1, 2003 to December 31, 2004. The net impact of the tax holiday was to reduce the Company’s net loss in fiscal 2004 by approximately $3.2 million.

The valuation allowance increased by $49.0 million in fiscal 2006, increased by $88.3 million in fiscal 2005, and decreased by $39.0 million in fiscal 2004. Increases in the valuation allowance in fiscal 2006 were primarily due to the increase in domestic and foreign tax net operating losses sustained during the fiscal year, and valuation allowances on acquired companies, which were partially offset by increases in acquisition related deferred tax liabilities. Increases in the valuation allowance in fiscal 2005 were primarily due to the increase in domestic and foreign tax net operating losses sustained during the fiscal year and capital losses from the sale of certain marketable securities. The increase was partially offset by the amortization of acquired intangibles, the reduction in inventory, restructuring, and other reserves, and the repatriation of undistributed foreign earnings which were previously considered permanently reinvested under APB 23. Increases in the valuation allowance in fiscal 2004 were due to the net effects of write-offs of deferred tax assets recorded in prior business combinations relating to assumed employee stock options that either expired unexercised or were exercised during the year when the market value of the underlying stock was less than the previously recorded value and decreases in inventory and other reserves and increased for losses incurred.

Approximately $515.4 million of the valuation allowance as of June 30, 2006 and approximately $509.6 million of the valuation allowance as of June 30, 2005 was attributable to stock options, the benefit of which will be credited to paid-in capital when and if realized pursuant to Footnote 82 of SFAS 123(R). Approximately $61.0 million of the valuation allowance as of June 30, 2006 and approximately $47.1 million of the valuation allowance as of June 30, 2005 was attributable to deferred tax assets that when realized, will first reduce unamortized goodwill, then other non-current intangible assets of acquired subsidiaries, and then income tax expense.

During fiscal 2006, the Company recorded $9.6 million of income tax benefit recognized for refunds attributable to the successful conclusion of an IRS audit related to tax losses carried back to taxable periods, net of reductions to related goodwill. In addition, the company recognized a tax benefit of $2.3 million attributable to the release of valuation allowance for jurisdictions which we believe are more likely than not to have future income, and a tax expense of $3.6 million as a result of a non cash charge associated with the reversal of tax benefits recognized in prior periods relating to the sale of certain marketable securities. The $3.6 million income tax expense was recorded in accordance with Statement of Financial Accounting Standard No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”) and Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS 109”). We also provided $6.9 million of current tax expense for certain foreign and state jurisdictions.

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

Note 12. Stock-Based Compensation

Effective July 3, 2005 the Company adopted SFAS 123(R) using the modified prospective application transition method, which establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and recognized in expense over the requisite service period. . On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

Periods prior to the adoption of SFAS 123(R)

Prior to the adoption of SFAS 123(R), the Company previously applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations to account for its stock-based compensation plans. The Company provided the disclosures required under SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures” (“SFAS 148”). The Company generally did not recognize stock-based compensation expense in its statement of operations for periods prior to the adoption of SFAS 123(R) as most options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123(R) to options granted under the Company’s stock-based compensation plans prior to the adoption. For purposes of this pro forma disclosure the value of the options was estimated using a Black-Scholes-Merton (“BSM”) option-pricing formula and amortized on a straight-line basis over the respective vesting periods of the awards. Disclosures for the year ended June 30, 2006 are not presented because stock-based payments were accounted for under SFAS 123(R)’s fair-value method during this period.

	Years Ended
(In millions, except per share amounts)	2005	2004
Reported net loss	$(261.3)	$(115.5)
Add: Stock-based compensation expense included in reported net loss, net of tax	0.7	1.8
Less: Pro forma stock-based compensation expense determined under the fair value based method, net of tax	(168.3)	(300.0)

Pro forma net loss	$(428.9)	$(413.7)

Reported net loss per share-basic and diluted	$(0.18)	$(0.08)

Pro forma net loss per share-basic and diluted	$(0.30)	$(0.29)

Shares used in per share calculation-basic and diluted	1,445.4	1,436.7

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

Adoption of SFAS 123(R)

Effective the first day of fiscal 2006, the Company recorded stock-based compensation cost totaling the amount that would have been recognized had the fair value method been applied since the effective date of SFAS 123(R). Results for prior periods have not been restated. The effect of recording stock-based compensation for the year ended June 30, 2006 was as follows (in millions, except per share amounts):

Year Ended 2006
Stock-based compensation expense by type of award:
Employee stock options	$9.4
Employee stock purchase plan	3.3
Restricted shares and restricted stock units	2.9
Amounts capitalized in inventory	(0.6)

Total stock-based compensation expense	15.0
Tax effect on stock-based compensation expense	—

Net effect on stock compensation expense	$15.0

Effect on loss per share:
Basic and diluted	$0.01

As required by SFAS 123(R), management has made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. The cumulative effect of initially adopting SFAS 123(R) was not material.

Approximately $0.6 million of stock-based compensation was capitalized as inventory at June 30, 2006. The Company elected not to capitalize any stock-based compensation to inventory at June 30, 2005, prior to the initial adoption of the provisions of SFAS 123(R).

Stock Option Activity

During the year ended June 30, 2006, the Company granted approximately 65.5 million stock options with an estimated total grant-date fair value of $71.9 million and a weighted average grant date fair value of $1.22 per option. Of these amounts, the Company estimated that the stock-based compensation for the awards not expected to vest was $22.8 million. During the year ended June 30, 2006, the Company recorded stock-based compensation related to stock options of $9.4 million for all unvested options granted prior to and options granted after the adoption of SFAS 123(R).

The weighted average exercise price of options granted during the year ended June 30, 2006 was $2.31 per share. The total fair value of shares vested during the year ended June 30, 2006 was $5.0 million. The total intrinsic value of options exercised during the year ended June 30, 2006 was $11.0 million. The total cash received from employees as a result of employee stock option exercises and employee stock purchase plan during the year ended June 30, 2006 was $28.2 million. In connection with these exercises, there was no tax benefit realized by the Company due to the fact that the Company has no material benefit in foreign jurisdictions and a full valuation allowance on its domestic deferred tax assets.

The following is a summary of options activities since June 30, 2003 (amount in thousands except per share amounts):

		Options Outstanding
	Options Available For Grant	Number Of Shares	Weighted-Average Exercise Price
Balance as of June 30, 2003	83,445	120,264	$21.12
Increase in authorized shares	140,000	—	—
Granted	(49,901)	49,901	3.77
Restricted stock granted	(238)	—	—
Canceled	9,766	(10,227)	9.52
Exercised	—	(3,206)	2.47
Expired	(70,191)	(12,154)	35.19

Balance as of June 30, 2004	112,881	144,578	15.18
Plans assumed related to acquisitions	—	239	0.21
Granted	(37,023)	36,947	1.65
Canceled	8,002	(14,252)	4.42
Exercised	—	(2,113)	1.67
Expired	196	(10,621)	27.93

Balance as of June 30, 2005	84,056	154,778	12.23
Increase in authorized shares	16,000	—	—
Granted	(65,502)	65,502	2.31
Restricted shares granted	(137)	—	—
Forfeited	8,770	(8,804)	1.64
Exercised	—	(8,451)	2.35
Canceled	5,594	(22,704)	10.99

Balance as of June 30, 2006	48,781	180,321	9.29

Options exercisable as of:
June 30, 2004		75,588	24.32
June 30, 2005		122,591	15.05
June 30, 2006		98,149	15.30

The options outstanding and exercisable at June 30, 2006 were in the following exercise price ranges:

			Options Outstanding				Options Exercisable
Range of Exercise Prices			Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (‘000)	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (‘000)
$ 0.00	-	1.00	8,957,295	7.0	$0.08	$21,945	945,825	1.7	$0.78	$1,655
1.01	-	2.00	36,258,376	6.7	1.57	34,808	6,830,446	5.6	1.57	6,557
2.01	-	4.00	75,993,226	6.3	2.97	1,537	31,635,003	4.4	3.17	579
4.01	-	6.00	17,180,480	5.0	4.35	—	16,805,480	4.9	4.35	—
6.01	-	8.00	3,635,028	1.2	6.71	—	3,635,028	1.2	6.71	—
8.01	-	10.00	5,933,546	2.8	8.91	—	5,933,546	2.8	8.91	—
10.01	-	12.00	178,092	2.9	10.62	—	178,092	2.9	10.62	—
12.01	-	14.64	4,431,493	2.5	14.43	—	4,431,493	2.5	14.43	—
14.65	-	29.31	17,198,706	1.4	21.40	—	17,198,706	1.4	21.40	—
29.32	-	43.96	1,362,547	2.4	33.66	—	1,362,547	2.4	33.66	—
43.97	-	58.61	1,627,865	2.4	52.42	—	1,627,865	2.4	52.42	—
58.62	-	73.27	3,476,831	3.5	68.19	—	3,476,831	3.5	68.19	—
73.28	-	87.92	511,271	2.8	78.13	—	511,271	2.8	78.13	—
87.93	-	102.57	403,159	1.8	97.57	—	403,159	1.8	97.57	—
102.58	-	117.23	2,439,202	2.4	108.20	—	2,439,202	2.4	108.20	—
117.24	-	131.88	680,919	2.1	127.18	—	680,919	2.1	127.18	—
131.89	-	146.53	53,340	1.6	140.17	—	53,340	1.6	140.17	—

			180,321,376	5.3	9.29	$58,290	98,148,753	3.5	15.30	$8,791

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $2.53 as of June 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of June 30, 2006 was 9.5 million.

The Company issues new shares of common stock upon exercise of stock options. All new hire or focal grants vest over four years with 25% vesting on the first anniversary of the date of grant and 6% vesting every quarter thereafter.

A summary of the status of the Company’s nonvested shares as of June 30, 2006 and changes during the same period is presented below (amount in thousands, except per share amounts):

	Stock Options		Restricted Stock & Units
	Number of shares	Weighted- average grant- dated fair value	Number of shares	Weighted- average grant- dated fair value
Nonvested at June 30, 2005	29,725	$0.78	2,661	$2.05
Awards granted	59,029	1.22	6,609	2.66
Awards vested	(6,179)	0.83	(680)	2.45
Awards forfeited	(8,404)	0.81	(420)	2.05

Nonvested at June 30, 2006	74,171	1.11	8,170	2.51

The number of shares vested is small compared to the grants from prior periods as a result of the acceleration of stock options in the fourth quarter of fiscal 2005 with exercise prices equal to or greater than $2.50 per share.

As of June 30, 2006, $57.5 million of stock-based compensation expense related to stock options remain to be amortized. That cost is expected to be recognized over an estimated amortization period of 3.5 years.

Employee Stock Purchase Plan (“ESPP”) Activity

The compensation cost in connection with the plan for the year ended June 30, 2006 was $3.3 million. The expense related to the Company’s employee stock purchase plan is amortized on a straight-line basis over the relevant subscription period.

The following table shows the shares issued, and their respective exercise price, pursuant to the Company’s employee stock purchase plan during the year ended June 30, 2006.

Purchase date	July 29, 2005	January 31, 2006
Shares Issued	3,278,731	2,877,057
Purchase price per share	$1.28	$1.29

As of June 30, 2006, $0.1 million of stock-based compensation expense related to ESPP remains to be amortized. That cost is expected to be recognized in the first quarter of fiscal 2007.

Restricted Shares and Restricted Stock Units Activity

In connection with restricted shares and restricted stock units granted, the difference between the exercise price of the options and the fair market value of the Company’s common shares on the dates the awards were granted, net of expected forfeitures represents unrecognized deferred stock compensation which is being amortized on a straight-line basis over the probable vesting periods of the underlying stock rewards. During the year ended June 30, 2006 and 2005, the Company recorded $2.9 million and $0.7 million of such compensation expenses, respectively.

As of June 30, 2006, $16.5 million of stock-based compensation expense related to restricted shares and restricted stock units remain to be amortized. That cost is expected to be recognized over an estimated amortization period of 3.2 years.

Valuation Assumptions

In connection with the adoption of SFAS 123(R), the Company estimated the fair value of stock options using a BSM valuation model. The fair value of each option grant is estimated on the date of grant using the BSM option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Employee Stock Option Plans			Employee Stock Purchase Plans
	2006	2005	2004	2006	2005	2004
Expected life (in years)	4.37	4.30	5.00	0.50	0.90	1.25
Volatility	0.54	0.54	0.73	0.57	0.53	0.46
Risk-free interest rate	4.71%	3.77%	3.00%	4.14%	2.02%	2.10%
Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Expected Term: The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior.

Expected Volatility: The fair value of stock-based payments made through the quarter ended September 30, 2004 were valued using a volatility factor based on the Company’s historical stock prices. Commencing in the quarter ended March 31, 2005 and through the quarter ended June 30, 2005, the Company’s volatility factor was estimated using its traded options. Effective the first quarter of fiscal 2006, the Company re-evaluated the assumptions used to estimate volatility, including whether implied volatility of its traded options appropriately reflects the market’s expectations of future volatility and determined that it would use a combination of the implied volatility of its traded options and historical volatility of its stock price based on the expected term of the equity instrument.

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

Stock-Based Benefit Plans

Stock Option Plans:

As of June 30, 2006, the Company had 180.3 million shares of outstanding stock options to employees and directors under the Company’s 2005 Acquisition Equity Incentive Plan (the “2005 Plan”), 2003 Equity Incentive Plan (the “2003 Plan”), the 1996 Non-qualified Stock Option Plan, and various other plans the Company assumed as a result of acquisitions. Common stock available for grant as of June 30, 2006 totaled 48.8 million shares. The exercise price for stock options is generally equal to the fair value of the underlying stock at date of grant. Options generally become exercisable over a four-year period and, if not exercised, expire from five to ten years from grant date.

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

Employee Stock Purchase Plans:

In June 1998, the Company adopted the JDS Uniphase Corporation 1998 Employee Stock Purchase Plan, as amended (the “98 Purchase Plan”). The 98 Purchase Plan, which became effective August 1, 1998, provides eligible employees with the opportunity to acquire an ownership interest in the Company through periodic payroll deductions and provides a discounted purchase price as well as a look-back period. The 98 Purchase Plan is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986. However, the 98 Purchase Plan is not intended to be a qualified pension, profit sharing or stock bonus plan under Section 401(a) of the Internal Revenue Code of 1986 and is not subject to the provisions of the Employee Retirement Income Security Act of 1974. The 98 Purchase Plan will terminate upon the earlier of August 1, 2008 or the date on which all shares available for issuance have been sold. Of the 50.0 million shares authorized to be issued under the 98 Purchase Plan, 21.7 million shares remained available for issuance as of June 30, 2006.

Effective with the purchase period that began on February 1, 2006, the 98 Purchase Plan was modified to provide a 5% discount and a six month look-back period. Previously, the Plan had provided a 15% discount and up to a two year look-back period.

Restricted Stock and Restricted Stock Units:

Restricted stock and restricted stock units are granted under the 2005 and 2003 Plans to a limited number of employees. During the year ended June 30, 2006, the Compensation Committee of the Company’s Board of Directors approved the grant of 6.6 million restricted stock and restricted stock units to the Company’s Board of Directors and executives. These restricted stock and restricted stock unit awards are performance based, time based, or a combination of performanced or time based and are expected to vest over three to five years unless with respect to awards with performance condition, such conditions are earlier achieved. The fair value of the restricted stock awards was based on the closing market price of the Company’s common stock on the date of award.

Note 13. Stockholders’ Equity

Preferred Stock:

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

Note 14. Employee Benefit Plans

Employee 401(k) Plans:

The Company sponsors the JDS Uniphase Corporation Employee 401(k) Retirement Plan (the “401(k) Plan”), a Defined Contribution Plan under ERISA, which provides retirement benefits for its eligible employees through tax deferred salary deductions. The 401(k) Plan allows employees to contribute up to 50% of their annual compensation, with such contributions limited to $15,000 in calendar year 2006 as set by the Internal Revenue Service.

Prior to January 1, 2004, the 401(k) Plan provided for a 100% match of employees’ contributions up to the first 3% of annual compensation and a 50% match on the next 2% of compensation, subject to a maximum matching contribution of $3,600 per employee in calendar year 2003. Effective January 1, 2004, the Plan provides for employer matching contributions to all participants who make elective contributions in an amount equal to 25% of the employee’s elective contribution for the first 6.0% of eligible compensation contributed, up to a maximum of $1,500 per year. Effective January 1, 2006, the Plan provides for a 100% match of employees’ contributions up to the first 3% of annual compensation and 50% match on the next 2% of compensation, subject to a maximum matching contribution of $3,800 per employee in calendar year 2006. In 2005, JDSU acquired Acterna where the Acterna 401(k) plan provided for 50% match of employee’s contributions up to the first 6% of annual compensation with no maximum. Effective January 1, 2006, Acterna’s 401(k) Plan merged into the JDSU 401(k) Plan.

Prior to September 2003, employees had the option to invest the Company’s matching contributions in the Company’s common stock and were allowed to sell their shares without restrictions, subject to the Company’s insider trading policies. Effective September 30, 2003, the Plan was amended such that investments in Company common stock are no longer allowed. Investments currently held in the Company common stock will be divested and reinvested in other funds no later than September 30, 2006 at the direction of the individual participants, or, if no direction is received, by the Plan administrator. All matching contributions are made in cash and vest immediately. The Company’s matching contributions to the 401(k) Plan were $4.8 million, $1.6 million, and $3.4 million in fiscal 2006, 2005, and 2004, respectively.

The Company also provides a non-qualified retirement plan for the benefit of certain eligible employees in the U.S. This plan is designed to permit employee deferral of a portion of salaries in excess of certain tax limits and deferral of bonuses. This plan’s assets are designated as trading assets in the Company’s balance sheet. See “Note 5. Investments” for more detail.

Employee Defined Benefit Plans:

As a result of the acquisition of Acterna in August 2005, the Company sponsors qualified and non-qualified pension plans for certain employees in the UK and Germany. These plans have been closed to new participants and, except as required by law, are unfunded. For those employees participating in defined benefit plans, benefits are generally based upon years of service and compensation or stated amounts for each year of service. The Company’s policy for funded plans is to make contributions equal to or greater than the requirements prescribed by law in each country. In fiscal 2007, the legally mandated minimum contribution to the Company’s pension plans is expected to be $0.1 million. The funded plan assets consists primarily of managed investments.

The Company accounts for its obligations under these pension plans in accordance with SFAS 87, which requires the Company to record its obligation to the participants, as well as the corresponding net periodic cost. The Company determines its obligation to the participants and its net periodic cost principally using actuarial valuations provided by third-party actuaries. The amount that the Company records in its Consolidated Balance Sheets is reflective of the total projected benefit obligation (PBO), the fair value of plan assets and any deferred gains or losses at the measurement date.

The following table presents the components of the net periodic cost for the pension and benefits plans (in millions):

	Pension Benefits	Other Post Retirement Benefit Plans
	2006	2006	2005	2004
Service cost	$—	$0.1	$0.1	$0.1
Interest cost	4.2	0.3	0.3	0.3
Expected return on plan assets	(1.1)	—	—	—

Net periodic benefit cost	$3.1	$0.4	$0.4	$0.4

The changes in the benefit obligations and plan assets of the pension and benefits plans were (in millions):

	Pension Benefits	Other Post Retirement Benefit Plans
	2006	2006	2005
Change in benefit obligation:
Benefit obligation at beginning of year	$—	$4.3	$4.0
Service cost	—	0.1	0.1
Interest cost	4.2	0.2	0.3
Actuarial (gains)/losses	(3.6)	(0.1)	0.1
Acquisitions	106.5	—	—
Benefits paid	(4.2)	(0.2)	(0.2)
Foreign exchange impact	4.0	—	—

Benefit obligation at end of year	$106.9	$4.3	$4.3

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—	$—
Actual return on plan assets	1.4	—	—
Acquisitions	19.3	—	—
Employer contributions	5.0	0.2	0.2
Benefits paid	(4.2)	(0.2)	(0.2)
Foreign exchange impact	0.8	—	—

Fair value of plan assets at end of year	$22.3	$—	$—

Funded status	$(84.6)	$(4.3)	$(4.3)
Unrecognized net actuarial (gains)/losses	(4.1)	0.4	0.6
Unrecognized prior service cost	—	0.4	0.4

Minimum net obligation	$(88.7)	$(3.5)	$(3.3)

Net amount recognized in
Consolidated Balance Sheets	$(88.7)	$(4.4)	$(4.3)

Projected benefit obligation	$106.9
Accumulated benefit obligation	106.9
Fair value of plan assets	22.3

Underlying both the calculation of the PBO and net periodic cost are actuarial valuations. These valuations use participant-specific information such as salary, age and years of service, as well as certain assumptions, the most significant of which are listed in the table below. The Company evaluates these assumptions, at a minimum, annually, and makes changes as necessary.

	Pension Benefits	Other Post Retirement Benefit Plans
	2006	2006	2005	2004
Weighted-average assumptions used to determine net periodic cost for the year ended June 30:
Discount rate	4.8%	6.0%	6.0%	6.5%
Expected long-term return on plan assets	5.9	—	—	—
Rate of compensation increase	1.8	—	—	—
Heath care cost trend rate	N/A	—	—	—

Weighted-average assumptions used to determine benefit obligation at June 30:
Discount rate	4.8%	6.0%	6.0%	6.5%
Rate of compensation increase	1.8	—	—	—

For the Company’s funded pension plan, the asset allocation at year end was as follows:

2006
Equities	31%
Bonds	67
Cash and other	2

Total	100%

The following table reflects the total expected benefit payments to defined benefit pension plan participants. These payments have been estimated based on the same assumptions used to measure the Company’s PBO at year end and include benefits attributable to estimated future compensation increases.

(in millions)	Pension Benefits	Other Post Retirement Benefit Plans
2007	$5.3	$0.2
2008	4.6	0.2
2009	4.3	0.2
2010	4.6	0.2
2011	4.4	0.2
2012-2016	25.9	1.4

Note 15. Related Party Transactions

ADVA Optical Networking AG (“ADVA”):

As of June 30, 2006, ADVA, a publicly held metro optical networking solutions company which has a member on its Supervisory Board of Directors who is an executive officer of the Company, is a customer of the Company. The Company held an investment in ADVA which was sold during fiscal 2006 for $64.6 million and recorded a gain of $63.6 million.

BaySpec:

As of June 30, 2006, BaySpec, a privately held OEM fiber-optics company, is both a customer and a supplier of the Company. During the fourth quarter of fiscal 2006, the Company recorded a $1.3 million impairment to reduce the carrying value to zero. However, the Company continues to own approximately 9.9% of BaySpec, which is accounted for under the equity method.

Emcore Corporation (“Emcore”):

As of June 30, 2006, the Company held an investment in Emcore, a publicly traded semiconductor company, valued at $0.4 million. Emcore was also a customer of the Company.

Epion:

As of June 30, 2006, Epion, a privately held gas cluster ion beam technology company in which the Company has a long-term investment, was a licensee of the Company’s intellectual property. Epion was also a supplier of the Company during fiscal 2006. As of June 30, 2006, the carrying value of the Company’s investment in Epion was $1.0 million.

Fabrinet:

During fiscal 2006, Fabrinet, a privately held contract manufacturing company in which the Company has a long-term investment, was both a customer and supplier. The purchases and sales of items between the Company and Fabrinet have been evaluated for accounting under EITF Abstract No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products” (“EITF 01-09”). Based on this evaluation the Company determined that there is an identifiable benefit that was sufficiently separable from the customer’s purchase of the Company’s products and the fair value of that benefit was reasonably estimable in relation to sales to other third parties. As of June 30, 2006, the carrying value of the Company’s investment in Fabrinet was $2.0 million. During fiscal 2006, the Company purchased $111.2 million from and sold $9.6 million of product to Fabrinet. The total payables and receivables were $20.5 million and $36.3 million, respectively, at June 30, 2006.

During fiscal 2005, the Company sold its legal entities in Singapore, Bintan, Indonesia, and Fuzhou, China to Fabrinet. The Company also sold certain assets from its Ewing, New Jersey, Mountain Lakes, New Jersey and Ottawa, Canada facilities to Fabrinet.

The Singapore and Bintan, Indonesia legal entities were sold in November 2004. As of June 30, 2006, there were no outstanding from Fabrinet. A scheduled payment of $1.1 million was received in January 2006. The Company agreed to reimburse Fabrinet for the cost associated with on-going production and wind-down of the facility. These costs were charged to cost of sales as incurred. The costs related to employee reductions and site closure were charged to restructuring.

The Fuzhou, China legal entities and certain assets of the Ewing and Mountain Lakes, New Jersey facilities were sold in May 2005. The Company received a note of $10.7 million payable in quarterly installments over four years from Fabrinet and a receivable of $19.0 million for the inventory at Ewing and Mountain Lakes, New Jersey payable in quarterly installments over one year. At June 30, 2006, the related balance receivable from Fabrinet was $6.2 million for the note and $7.6 million for the inventory. The Company agreed to pay Fabrinet $17.0 million to settle specific employee related matters in Fuzhou, China, the cost of employee severance for the Ewing and Mountain Lakes, New Jersey facilities, costs associated with on-going production and wind-down of the Ewing, New Jersey facility, and site remediation costs in Mountain Lakes, New Jersey. The $17.0 million was allocated as follows: $9.4 million to on-going cost of production, $7.4 million to restructuring expense and $0.2 million to lease remediation costs at Mountain Lakes, New Jersey. As of June 30, 2006, the Company had paid this obligation in full.

During the second quarter of fiscal 2006 the Company announced the transition of products manufactured at its Ottawa, Canada site to other Company facilities and to the facilities of its contract manufacturing partners. During the third quarter of fiscal 2006 the Company entered into an agreement with Fabrinet to sell certain inventories and to transfer the manufacturing operations located in Ottawa, Canada to Company facilities in Shenzhen, China and St. Etienne, France. The Company sold certain inventories for $0.8 million and agreed to reimburse Fabrinet for the cost associated with on-going production, wind-down of the facility and the transfer of production. In addition to the sale of inventory, there was $6.8 million of Fabrinet prepaid production and transfers costs included in other current assets related to the Ottawa facility. Production costs were charged to cost of sales and costs related to the site closure and transfer of production were charged to restructuring. The Company anticipates completing the transfer and wind down of production at Ottawa in the second quarter of fiscal 2007 and estimates actual restructuring and non-recurring charges will total approximately $17 million through completion.

Micralyne, Inc.:

During fiscal 2006, Micralyne, Inc. (“Micralyne”), a privately held manufacturer of microfabricated and MEMS (Micro-Electro-Mechanical-Systems) based products in which the Company has a long-term investment, was a supplier of the Company. As of June 30, 2006, the carrying value of the Company’s investment in Micralyne was $0.5 million.

Rogers Communications Inc. (“Rogers”):

Beginning August 2005, as part of the Acterna acquisition, Rogers, a publicly held cable and wireless operator, became a customer of the Company that had an executive who also was a member of the Board of Directors of the Company. Effective June 2006, this member of the Board of Directors ceased to be an executive with Rogers.

Sifam Fibre Optics:

As of June 30, 2006, Sifam Fibre Optics (“Sifam”), a privately held company in which the Company has a long-term investment, was a supplier of the Company. As of June 30, 2006, the carrying value of the Company’s investment in Sifam was $0.9 million. The Company owns approximately 19.9% of Sifam and accounts for investment under the equity method.

Tellabs:

As of June 30, 2006, Tellabs, a publicly held wireline and wireless networking solutions company, has a member of their Board of Directors who is also currently a member of the Company’s Board of Directors. Tellabs is also a customer of the Company.

Transactions and balances with the Company’s related parties were as follows (in millions):

	Years Ended June 30,				Years Ended June 30,
	2006	2005	2004		2006	2005
Net revenue:				Accounts Receivable:
ADVA	$2.7	$1.5	$1.0	ADVA	$0.3	$0.3
Agility	0.1	0.6	0.4	Agility	—	—
Avici Systems	—	0.1	0.3	Avici Systems	—	—
BaySpec	—	0.1	—	BaySpec	—	—
Emcore	2.7	—	—	Emcore	0.8	—
Epion	1.2	2.4	2.4	Epion	—	—
Fabrinet	9.6	22.9	5.8	Fabrinet	36.3	39.6
Iridian	—	—	—	Iridian	—	0.5
Lynx	0.1	0.1	0.5	Lynx	—	—
Micralyne	—	—	—	Micralyne	0.1	—
Rogers	0.7	—	—	Rogers	—	—
Santur	—	0.1	—	Santur	—	—
Sifam	0.1	—	—	Sifam	—	—
Tellabs	7.2	2.1	2.4	Tellabs	0.1	0.2

	$24.4	$29.9	$12.8		$37.6	$40.6

Net purchases:				Accounts Payable:
ADVA	$—	$—	$—	ADVA	$—	$—
Agility	—	—	—	Agility	—	—
Avici Systems	—	—	—	Avici Systems	—	—
BaySpec	5.5	3.1	1.4	BaySpec	1.0	0.1
Epion	0.1	0.1	0.2	Epion	—	—
Fabrinet	111.2	73.0	31.1	Fabrinet	20.5	17.4
Iridian	—	—	—	Iridian	—	—
Lynx	—	—	—	Lynx	—	—
Micralyne	3.7	1.3	0.2	Micralyne	—	—
Santur	0.5	0.3	0.2	Santur	0.1	—
Sifam	2.9	3.2	3.7	Sifam	0.1	—
Tellabs	—	—	—	Tellabs	—	—

	$123.9	$81.0	$36.8		$21.7	$17.5

Note 16. Commitments and Contingencies

Operating Leases:

The Company leases facilities under operating lease agreements that expire at various dates through fiscal 2041. As of June 30, 2006, future minimum annual lease payments under non-cancellable operating leases were as follows (in millions):

2007	$25.3
2008	23.3
2009	19.3
2010	15.3
2011	8.8
Thereafter	21.5

Total minimum operating lease payments	$113.5

Included in the future minimum lease payments table above is $25.7 million related to lease commitments in connection with the Company’s restructuring activities. See “Note 10. Restructuring” for more detail.

The aggregate future minimum rentals to be received under non-cancellable subleases totalled $8.0 million as of June 30, 2006. Rental expense relating to building and equipment was $17.8 million, $17.1 million, and $15.8 million in fiscal 2006, 2005, and 2004, respectively.

During the first quarter of fiscal 2004, the Company adopted the provisions of FIN 46R with respect to a master lease agreement with a special purpose entity (the “Lessor”) pertaining to two properties for facilities located in Melbourne, Florida and Raleigh, North Carolina. The Company exercised its option to purchase these properties on September 16, 2003, and paid the Lessor $44.7 million in cash. Prior to purchasing the properties, in connection with the Company’s restructuring activities, the Company had recorded impairment charges of $15.5 million related to the Raleigh, North Carolina property. In addition, the Company accrued an impairment loss of $6.9 million related to the Melbourne, Florida property, which the Company was amortizing over the original term of the lease. As a result of the purchase of the properties and in conjunction with the adoption of FIN 46R, the Company recognized $44.7 million of additions to property, plant and equipment, reduced by the $15.5 million impairment charge and recognized the remaining accrued impairment loss of $5.0 million as a deferred impairment charge and a non-cash cumulative effect of an accounting change adjustment of $2.9 million. See “Note 1. Description of Business and Summary of Significant Accounting Policies” and “Note 8. Reduction of Other Intangibles and Other Long-Lived Assets” for more detail.

Capital Leases:

As of June 30, 2006, the Company had one building lease in Beijing, China that was classified as a capital lease in accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases” (“SFAS 13”). As of June 30, 2006, the gross carrying amount of the building was $7.0 million and total accumulated amortization expense was $3.7 million. Amortization expense related to the building was included as part of the Company’s total depreciation expense. The building lease bears an interest rate of 5.2%.

The following table presents the future minimum lease payments under the capital leases together with the present value of the minimum lease payments as of June 30, 2006 (in millions):

2007	$0.9
2008	0.9
2009	0.9
2010	0.8
2011	0.6
Thereafter	—

Total minimum capital lease payments	4.1
Less: Amount representing interest	(0.4)

Present value of minimum capital lease payments	$3.7

Purchase Obligations

Purchase obligations represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services. Obligations to purchase inventory and other commitments are generally expected to be fulfilled within one year.

Tax Matters:

The Company has been subject to a Dutch wage tax audit for calendar years 1999, 2000, and 2001, and a Texas franchise tax audit related to allocated taxable surplus capital for Texas report years 2001, 2002, and 2003. While the Company believes that it is reasonably possible that one or both of these audits may result in additional tax liabilities, based on currently available information, the Company believes the ultimate outcome of these audits will not have a material adverse effect on the Company’s financial position, cash flows or overall trends in results of operations. There is the possibility of a material adverse effect on the Company’s financial position, cash flows or overall trends in results of operations for the period in which these matters are ultimately resolved, if they are resolved unfavorably, or in the period in which an unfavorable outcome becomes probable. The range of the potential tax liability related to these matters is estimated to be from zero to $41.7 million. See “Note 3. Mergers and Acquisitions” for discussion of the potential tax contingency related to the acquisition of Acterna.

Note 17. Operating Segments and Geographic Information

The Company evaluates its reportable segments in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) and the FASB’s Emerging Issues Task Force Abstracts (“EITF”) No. 04-10, “Determining Whether to Aggregate Segments That Do Not Meet the Quantitative Thresholds” (“EITF No. 04-10”). The Company’s Chief Executive Officer, Kevin J. Kennedy, is the Company’s Chief Operating Decision Maker (“CODM”) pursuant to SFAS 131. The CODM allocates resources to the segments based on their business prospects, competitive factors, net revenue and operating results.

In fiscal 2006, the Company changed its financial reporting structure with the formation of the Advanced Optical Technologies segment, which includes the Flex and Custom Optics businesses. The Lasers business unit is being reported in the All Other category. The Flex, Custom Optics and Laser businesses serve the Company’s Commercial and Consumer markets and were previously reported in the Consumer and Commercial segment.

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

(ii) Communications Test & Measurement Segment:

The Communications Test & Measurement segment provides a portfolio of equipment, systems, and services used to enable the design, deployment, and maintenance of communication equipment and networks, as well as ensure the quality of services delivered to the end customer. These products and services provide solutions that help customers reduce network costs while improving performance and reliability. Included in the product portfolio are test tools and platforms for optical transport networks, DSL services, data networks, cable networks, digital video broadcast, and fiber characterization services.

(iii) Advanced Optical Technologies Segment:

The Advanced Optical Technologies segment provide coated optics document authentication, brand protection and product differentiation solutions for a range of public and private sector markets. The products the Company provides for these applications control, enhance and modify the behavior of light utilizing its reflection, absorption and transmission properties to achieve specific effects such as high reflectivity, anti-glare and spectral filtering. Specific product applications include computer monitors and flat panel displays, projection systems, photocopiers, facsimile machines, scanners, security products and decorative surface treatments.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company evaluates segment performance based on operating income (loss) excluding infrequent or unusual items.

The Company has reclassified operating income (loss) information disclosed below for fiscal 2005 and fiscal 2004 to reflect how the CODM assesses segment performance. Segment operating income (loss) was reclassified for fiscal 2005 and fiscal 2004 to only include allocable expenses relating to selling activities.

The amounts shown as All Other consists of the Lasers business unit that provides high performance lasers for application in commercial markets including semiconductors, materials processing and biotechnology. The Company also provides lasers for use in imaging, aerospace and defense applications.

The amounts shown as Corporate consists of certain unallocated corporate-level operating expenses. In addition, the Company does not allocate restructuring charges, income taxes, or non-operating income and expenses to its segments.

Information on reportable segments is as follows (in millions):

	Years Ended June 30,
	2006	2005	2004
Net revenue:
Optical Communications	$470.5	$422.2	$317.4
Communications Test and Measurement	494.5	—	—
Advanced Optical Technologies	162.8	231.0	253.6
All Other	80.5	59.0	64.9
Deferred revenue related to purchase accounting adjustment	(4.0)	—	—

Net revenue	$1,204.3	$712.2	$635.9

Operating income (loss):
Optical Communications	$(26.6)	$(36.0)	$(52.0)
Communications Test and Measurement	70.7	—	—
Advanced Optical Technologies	36.2	28.0	50.2
All Other	—	(4.1)	(0.3)
Corporate	(120.5)	(99.8)	(87.8)

Total segment operating income (loss)	(40.2)	(111.9)	(89.9)
Unallocated amounts:
Stock based compensation	(15.0)	(0.7)	—
Acquisition-related charges and amortization of intangibles	(124.0)	(22.0)	(20.3)
Reduction of other long-lived assets	(28.0)	(85.3)	(52.3)
Restructuring charges	(35.0)	(18.2)	(11.5)
Other realignment charges	(5.8)	(11.7)	(6.8)
Interest and other, net	27.7	(8.9)	23.2
Gain on sale of investments	73.2	20.0	41.2
Reduction in fair value of investments	(4.2)	(9.2)	(3.8)
Loss on equity method investments	(0.3)	(6.7)	(8.2)

Loss before income taxes and cumulative effect of an accounting change	$(151.6)	$(254.6)	$(128.4)

The Company operates primarily in three geographic regions: Americas, Europe and Asia-Pacific. The following table presents net revenue and identifiable assets by geographic regions (in millions):

	Years Ended June 30,
	2006	2005	2004
Net revenue:
Americas	$736.2	$466.6	$406.9
Europe	283.1	132.4	124.1
Asia-Pacific	185.0	113.2	104.9

Total net revenue	$1,204.3	$712.2	$635.9

	Years Ended June 30,
	2006	2005
Property, plant and equipment, net
Americas	$146.0	$130.1
Europe	16.4	0.6
Asia-Pacific	38.8	31.4

Total long-lived assets	$201.2	$162.1

Net revenue was assigned to geographic regions based on the customers’ shipment locations. Long-lived assets, namely net property, plant and equipment were identified based on the operations in the corresponding geographic areas. China held 17% and 18% of total net property, plant and equipment in fiscal 2006 and 2005, respectively. This represents $33.4 million and $29.5 million in fiscal 2006 and 2005, respectively.

During fiscal 2006, 2005, and 2004, no customer accounted for more than 10% of net revenue.

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of June 30, 2006 or 2005.

Product Warranties:

In general, the Company offers a three-month to one-year warranty for most of its products. For certain products, the Company provides a limited three to seven-year warranty. The Company provides reserves for the estimated costs of product warranties at the time revenue is recognized. The Company estimates the costs of its warranty obligations based on its historical experience of known product failure rates, use of materials to repair or replace defective products and service delivery costs incurred in correcting product failures. In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise with specific products. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

The following table presents the changes in the Company’s warranty reserve during 2006 and 2005 (in millions):

	2006	2005
Balance as of beginning of year	$7.3	$25.1
Provision for warranty	6.5	3.6
Utilization of reserve	(2.5)	(2.8)
Adjustments related to pre-existing warranties (including changes in estimates)	0.2	(18.6)

Balance as of end of year (1)	$11.5	$7.3

(1)	Includes Acterna’s acquisition opening balance of $5.2 million in the first quarter of fiscal 2006.

Note 19. Patent License

The Company had liabilities from a royalty-bearing patent license agreement that required the Company to make minimum annual royalty payments of $4.0 million in calendar year 2005 and $4.5 million in both calendar years 2006 and 2007. During fiscal 2006 the Company terminated the patent license according to the terms of the agreement, thus canceling any future minimum obligations.

Note 20. Legal Proceedings

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

The complaint in In re JDS Uniphase Corporation Securities Litigation purports to be brought on behalf of a class consisting of those who acquired the Company’s securities from October 28, 1999, through July 26, 2001, as well as on behalf of subclasses consisting of those who acquired the Company’s common stock pursuant to its acquisitions of OCLI, E-TEK, and SDL. Plaintiffs allege that Defendants made material misstatements and omissions concerning demand for the company’s products, improperly recognized revenue, overstated the value of inventory, and failed to timely write down goodwill. The complaint seeks unspecified damages and alleges various violations of the federal securities laws, specifically Sections 10(b), 14(a), 20(a), and 20A of the Securities Exchange Act of 1934 and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933. In January 2005, the Court denied the motion to dismiss claims against the Company, Jozef Straus, Anthony R. Muller, and Charles Abbe, and granted in part and denied in part the motion to dismiss claims against Kevin Kalkhoven. Defendants subsequently filed answers denying liability for the claims asserted against them.

On December 21, 2005, the Court granted Plaintiffs’ motion for class certification. On April 6, 2006, the Court granted Plaintiffs’ motion for approval of its proposed plan for providing notice of class certification to members of the Plaintiff class.

Discovery in In re JDS Uniphase Corporation Securities Litigation is ongoing. Each party has noticed and taken depositions of both party and non-party witnesses. The deadline for fact discovery, except for depositions and discovery arising from new information obtained at depositions, is September 29, 2006. The closing date for completion of depositions and discovery arising from new information obtained at depositions is December 1, 2006. The closing date for expert discovery is March 19, 2007. The next case management conference is scheduled for May 4, 2007, and trial is scheduled for October 1, 2007.

A related securities case, Zelman v. JDS Uniphase Corp., No. C-02-4656 CW (N.D. Cal.), is purportedly brought on behalf of a class of purchasers of debt securities that were allegedly linked to the price of JDSU’s common stock. The Zelman complaint alleges that the debt securities were issued by an investment bank during the period from March 6, 2001 through July 26, 2001. The complaint names the Company and several of its former officers and directors as Defendants, alleges violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5, and seeks unspecified damages. On August 26, 2005, defendants answered the complaint. On November 16, 2005, the court granted plaintiffs’ motion for class certification, which defendants had not opposed. At a case management conference on November 18, 2005, the court ordered that discovery in the Zelman action proceed according to the same schedule as discovery In re JDS Uniphase Corporation Securities Litigation. On August 26, 2005, Defendants answered the complaint. On November 16, 2005, the Court granted Plaintiffs’ motion for class certification, which Defendants had not opposed. At a case management conference on November 18, 2005, the Court ordered that discovery in the Zelman action proceed according to the same schedule as discovery In re JDS Uniphase Corporation Securities Litigation. On January 9, 2006, the Court granted Plaintiffs’ motion for approval of their proposed form and method of class notice, which Defendants had not opposed. No trial date has been set.

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

No activity has occurred in Cromas v. Straus, Civil Action No. 19580 (Del. Ch. Ct.), the Delaware derivative action, since our last quarterly filing as of March 31, 2006.

The OCLI and SDL Shareholder Actions:

Plaintiffs purporting to represent the former shareholders of OCLI and SDL have filed suit against the former directors of those companies, asserting that they breached their fiduciary duties in connection with the events alleged in the securities litigation against the Company. Plaintiffs in the OCLI action, Pang v. Dwight, No. 02-231989 (Sonoma Super. Ct.), purport to represent a class of former shareholders of OCLI who exchanged their OCLI shares for JDSU shares when JDSU acquired OCLI. The complaint names the former directors of OCLI as Defendants, asserts causes of action for breach of fiduciary duty and breach of the duty of candor, and seeks unspecified damages. No activity has occurred in the OCLI action since our last filing. The plaintiffs in the SDL action, Cook v. Scifres, Master File No. CV814824 (Santa Clara Super. Ct.), purport to represent a class of former shareholders of SDL who exchanged their SDL shares for JDSU shares when the Company acquired SDL. Plaintiffs filed an amended complaint on September 12, 2005. The complaint names the former directors of SDL as Defendants, asserts causes of action for breach of fiduciary duty and breach of the duty of disclosure, and seeks unspecified damages. Defendants demurred to the complaint on October 12, 2005. On August 16, 2006, the Court sustained the demurrer with leave to amend. The deadline for Plaintiffs to file a second amended complaint is October 16, 2006. A case management conference is scheduled for October 24, 2006. Limited discovery in the SDL action has occurred. No trial date has been set in either the OCLI or SDL action.

The ERISA Actions:

A consolidated action entitled In re JDS Uniphase Corporation ERISA Litigation, Case No. C-03-4743 WWS (MEJ), is pending in the District Court for the Northern District of California against the Company, certain of its former and current officers and directors, and certain other current and former JDSU employees on behalf of a purported class of participants in the 401(k) Plans of the Company and Optical Coating Laboratory, Inc. and the Plans themselves. On October 31, 2005, Plaintiffs filed an amended complaint. The amended complaint alleges that Defendants violated the Employee Retirement Income Security Act by breaching their fiduciary duties to the Plans and the Plans’ participants. The amended complaint alleges a purported class period from February 4, 2000, to the present and seeks an unspecified amount of damages, restitution, a constructive trust, and other equitable remedies. Certain individual Defendants’ motion to dismiss portions of the amended complaint was granted with prejudice on June 15, 2006.

Plaintiffs filed a second amended complaint on June 30, 2006. Defendants answered the complaint on July 6, 2006, and JDSU asserted counterclaims for breach of contract. Plaintiffs moved to dismiss JDSU’s counterclaims on August 4, 2006. Both sides have begun taking discovery. No trial date has been set.

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

The Company is also subject to a variety of other claims and suits that arise from time to time in the ordinary course of our business. While management currently believes that resolving claims against the Company, individually or in aggregate, will not have a material adverse impact on its financial position, results of operations or statement of cash flows, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. Were an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on the Company’s financial position, results of operations or statement of cash flows for the period in which the effect becomes reasonably estimable.

Note 21. Subsequent Events

In August 2003, we settled a contract dispute and related litigation with a third party. Under the terms of the settlement: (i) we received a three-year secured promissory note in the principal amount of $6.4 million, bearing interest at a rate of 4% per year, in payment for products previously shipped to the third party; (ii) we entered into two new agreements to purchase specified laser products from the third party at discounted amounts and to supply certain percentages of the third party’s external requirements, if any, for specified components, (iii) we received (A) 2,684,211 shares of preferred stock having a liquidation preference of $5.1 million and (B) a $5.1 million non-interest bearing three-year note, convertible into an additional 2,684,211 shares of preferred stock; and (iv) we agreed to terminate an earlier supply agreement. The third party repaid all amounts under the interest-bearing note in May 2005 and repaid all amounts due under the convertible note in August 2006. At the time of the settlement, the Company evaluated the financial condition of the third party and determined that the probability of realization of value for the convertible note or the preferred stock was not sufficient to ascribe any value to those assets, and therefore no asset value was subsequently recorded. This note was accounted for as a held-to-maturity debt security. As a result, the receipt of the $5.1 million payment in August 2006, and any future realization of value for the preferred stock will be recorded in the Statement of Operations in subsequent periods.

In September of 2006 we signed an agreement to sell our Santa Rosa, California campus, comprised of 13 buildings with approximately 492,000 square feet, for approximately $43.5 million. In connection with the sale we signed an agreement to lease back 6 buildings with approximately 274,000 square feet for up to 10 years. This agreement contains several conditions that are expected to be resolved by the end of the calendar year. The Company is evaluating the accounting impact of this transaction.

Note 22. Quarterly Financial Information (Unaudited)

The following table presents the Company’s quarterly consolidated statements of operations for fiscal 2006 and 2005 (in millions, except per share data):

	June 30, 2006 (3) (4)	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005 (2)	March 31, 2005	December 31, 2004	September 30, 2004
Net revenue	$318.2	$314.9	$312.9	$258.3	$170.9	$166.3	$180.5	$194.5
Cost of sales	212.6	199.4	208.7	206.7	142.8	141.5	150.7	151.6
Amortization of acquired developed technologies	9.9	9.6	9.3	7.6	3.7	3.3	3.3	3.1

Gross profit	95.7	105.9	94.9	44.0	24.4	21.5	26.5	39.8
Operating expenses:
Research and development	39.8	41.3	40.7	33.7	22.3	22.5	24.4	24.5
Selling, general and administrative	83.4	88.2	83.3	70.4	38.6	38.0	43.5	37.2
Amortization of other intangibles	6.7	6.7	6.3	4.7	1.8	1.5	1.5	1.6
Acquired in-process research and development	0.3	0.1	0.3	19.6	1.1	—	—	—
Reduction of goodwill	22.4	—	—	—	53.7	—	—	—
Reduction of other long-lived assets	1.2	(0.2)	(1.4)	6.0	24.7	3.2	0.1	3.6
Restructuring charges	6.5	8.8	14.9	4.8	7.6	1.5	3.8	5.3

Total operating expenses	160.3	144.9	144.1	139.2	149.8	66.7	73.3	72.2

Loss from operations	(64.6)	(39.0)	(49.2)	(95.2)	(125.4)	(45.2)	(46.8)	(32.4)
Interest and other income, net	10.4	8.5	5.7	3.1	(22.1)	6.0	5.4	1.8
Gain on sale of investments	0.4	37.7	1.8	33.3	15.7	2.0	2.0	0.3
Reduction in fair value of investments	(1.3)	(0.4)	(0.2)	(2.3)	(0.8)	(3.4)	(2.7)	(2.3)
Loss on equity method investments	—	(0.2)	0.3	(0.4)	(3.2)	0.2	(0.8)	(2.9)

Loss before income taxes	(55.1)	6.6	(41.6)	(61.5)	(135.8)	(40.4)	(42.9)	(35.5)
Income tax expense (benefit)	(9.3)	2.9	0.5	5.5	9.9	(1.8)	(1.9)	0.5

Net income (loss)	$(45.8)	$3.7	$(42.1)	$(67.0)	$(145.7)	$(38.6)	$(41.0)	$(36.0)

Net loss per share — basic (1)	$(0.03)	$0.00	$(0.03)	$(0.04)	$(0.10)	$(0.03)	$(0.03)	$(0.02)

Net loss per share — diluted (1)	$(0.03)	$0.00	$(0.03)	$(0.04)	$(0.10)	$(0.03)	$(0.03)	$(0.02)

Shares used in per share calculation — basic	1,684.9	1,678.9	1,655.7	1,581.3	1,448.2	1,446.7	1,444.1	1,442.4

Shares used in per share calculation — diluted	1,684.9	1,698.0	1,655.7	1,581.3	1,448.2	1,446.7	1,444.1	1,442.4

(1)	Net income (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net loss per share does not equal the annual net loss per share.
(2)	For the quarterly period ended June 30, 2005, the Company recorded adjustments for a number of items, including other expense of $16.9 million to write off currency translation adjustments for foreign entities substantially liquidated in prior periods. The impact of these adjustments on the Company’s fourth quarter loss from operations, net loss and net loss per share was an increase of $0.2 million, decrease of $18.6 million and an increase of $0.01, respectively.
(3)	For the quarterly period ended June 30, 2006, the Company recorded $22.4 million of impairment of the goodwill related to Da Vinci.
(4)	For the quarterly period ended June 30, 2006, the Company recorded adjustments for a number of items, including the write off previously capitalized supplies inventories, insurance recoveries, a tax benefit due to a valuation allowance release, and the elimination of previously recognized foreign currency gains related to prior periods. The impact of these adjustments on our fourth quarter loss from operations, net loss and net loss per share was an increase of $1.3 million, no impact, and no impact, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our filings with the SEC under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), in connection with filing this Annual Report on Form 10-K, management conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of July 1, 2006, the end of the period covered by this report. Based upon our evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of July 1, 2006 as a result of the material weaknesses described below.

(b) MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) promulgated under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of July l, 2006. In making this assessment, we used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with our assessment of the Company’s internal control over financial reporting described above, we have identified the following control deficiency which represents a material weakness in the Company’s internal control over financial reporting as of July 1, 2006.

The Company did not maintain a sufficient number of qualified resources with the required proficiency to apply the Company’s accounting policies in accordance with generally accepted accounting principles of the United States of America. This control deficiency resulted in adjustments, including audit adjustments recorded in the quarterly financial statements for the first three quarters of fiscal 2006, affecting revenue, accounts receivable, inventory, other current assets, goodwill, fixed assets, accrued liabilities, restructuring accrual, other current liabilities, income taxes and other comprehensive income. Additionally, this control deficiency could result in misstatements of the Company’s financial statement accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

As a result of this material weakness, management has concluded that as of July 1, 2006, internal controls over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by the COSO.

The Company purchased Acterna Inc. (“Acterna”) and Agility Communications, Inc. (“Agility”) through business combinations in August and November 2005, respectively. Acterna, and certain elements of Agility were not included in our assessment of internal controls over financial reporting as of July 1, 2006. Acterna’s total assets and total revenues represent approximately 11% and 40%, respectively, of the related consolidated financial statement amounts as of and for the year ended July1, 2006. Subsequent to the acquisition of Agility, certain elements of Agility’s internal controls over financial reporting were integrated into the Company’s existing systems and internal controls over financial reporting. The excluded elements of Agility represent controls over accounts of approximately less than 1% of consolidated assets and consolidated revenues as of and for the year ended July 1, 2006.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of July 1, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K under Item 8.

(c) REMEDIATION OF THE MATERIAL WEAKNESS IN INTERNAL CONTROL OVER FINANCIAL REPORTING

With respect to the material weakness in internal control over financial reporting discussed above regarding the sufficiency of accounting personnel which was disclosed as of June 30, 2005 and continues to exist at July 1, 2006 we have taken or plan to take the following actions: the Company has added several new hires in the last fiscal quarter which include: the Director of Technical Accounting and SEC Reporting, the Manufacturing Operations Controller and the Manufacturing Site Controller. We will continue to recruit additional finance resources to support Acterna and other locations as needed. However as of July 1, 2006 our remediation was not complete in that several of our key hires were not in place or had not been in place for a sufficient period of time to demonstrate that the material weakness had been remediated.

With regard to the other material weaknesses that were previously disclosed as of June 30, 2005, they were remediated as of July 1, 2006. Please see “Item 9A. Controls and Procedures -- Management Report on Internal Control over Financial Reporting” contained in our report on Form 10-K for the fiscal year ended June 30, 2005 and “Item 4. Controls and Procedures” contained in our reports on subsequent Form 10-Q’s for disclosure of information about material weaknesses that were reported as a result of our annual assessment as of June 30, 2005 and remediation for each item. As disclosed in the Form 10-Q’s for the first three quarters of fiscal year 2006, we have implemented and executed our remediation plans, and as of July 1, 2006, all such material weaknesses were successfully tested and deemed remediated, except for the deficiency noted above.

(d) INTERNAL CONTROLS OF RECENTLY ACQUIRED ENTITIES

At the time of acquisition and since, we have acknowledged that Acterna and Agility do not have the internal controls over financial reporting necessary for public company reporting, and we have been taking actions, and will continue to take action, to make the necessary improvements. Acterna and Agility will be included in our assessment of internal controls over financial reporting in fiscal 2007.

As discussed above, while these entities were excluded from the Company’s own assessment of internal controls as of July 1, 2006, we identified two control deficiencies that represent material weaknesses in Acterna’s internal controls.

•	The Company did not maintain effective controls at Acterna’s manufacturing sites in Germantown, Maryland and Indianapolis, Indiana over the accounting for the completeness, existence, accuracy and valuation of inventory and cost of goods sold. Specifically, adequate controls were not designed over (1) the existence and accuracy of the perpetual inventory balance, (2) the accuracy of the standard costs and analysis of variances (3) the valuation of excess and obsolete inventory. This material weakness resulted in audit adjustments to our fiscal 2006 consolidated financial statements impacting the inventory balance and cost of good sold. Additionally, this material weakness could result in a misstatement of the Company’s inventory and cost of goods sold accounts that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected.

•	The Company did not maintain effective controls over accounts receivable, deferred revenue, and revenue, specifically, controls relating to the identification of and accounting for contractual sales terms, that impact the amount and timing of revenue recognized. This material weakness resulted in audit adjustments to our fiscal 2006 consolidated financial statements impacting accounts receivable, deferred revenue and revenue. Additionally, this material weakness could result in a misstatement of the Company’s accounts receivable, deferred revenue and revenue accounts that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected.

We plan to remediate these material weaknesses as part of our continuing efforts to evaluate and improve Acterna’s internal controls over financial reporting, but acknowledge that we may identify further material weaknesses based on the completion of the assessment of internal controls over financial reporting for Acterna and Agility in fiscal 2007. In order to remediate the aforementioned control deficiencies at Acterna, management plans to take the following actions:

•	For the material weakness in our controls over our manufacturing facilities in Germantown and Indianapolis, in the first quarter of fiscal year 2007, the Company completed the integration of the information technology systems to our current financial reporting system. We plan to recruit a Manufacturing Accounting Manager to support Acterna and implement a formalized structure with increased levels of review and analysis for inventory transactions.

•	For the material weakness related to the review of contractual sales terms that impact the amount and timing of revenue recognized, we plan to implement processes to improve documentation of complex arrangements and establish a formalized structure with appropriate controls with increased levels of review and analysis to ensure that revenue is recognized in accordance with generally accepted accounting principles.

Not withstanding the above-mentioned weaknesses, we believe that the consolidated financial statements included in this report are fairly presented.

(e) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Although we have taken actions to remediate these material weaknesses, further action is required including the development and implementation of processes and financial resources to support Acterna. Our management will continue to closely monitor the remediation plan. The effectiveness of the steps taken and actions to be completed are subject to continuing management review and Audit Committee oversight, and we may make additional changes to our internal controls over financial reporting.

There have been no significant changes, other than as noted in Item 9A(c), in our internal controls over financial reporting occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

All financial statement schedules have been omitted because the required information is not present in amounts sufficient to require submission of the schedule, not applicable, or because the required information is included in the Consolidated Financial Statements or Notes thereto.

3.	See Item 15(b)

(b)	Exhibits:

Exhibit Number	Exhibit Description

3.1(1)	Restated Certificate of Incorporation.

3.2(2)	Certificate of Designation of the Series A Preferred Stock.

3.3(3)	Certificate of Designation of the Series B Preferred Stock.

3.4(4)	Certificate of Designation of the Special Voting Stock.

3.5(27)	Amended and Restated Bylaws of JDS Uniphase Corporation.

4.1(5)	Exchangeable Share Provisions attaching to the Exchangeable Shares of JDS Uniphase Canada Ltd. (Formerly 3506967 Canada Inc.).

4.2(6)	Voting and Exchange Trust Agreement between JDS Uniphase, JDS Uniphase Canada Ltd. and CIBC Mellon Trust Company.

4.3(7)	Exchangeable Share Support Agreement between JDS Uniphase, JDS Uniphase Canada Ltd. and JDS Uniphase Nova Scotia Company.

4.4(8)	Registration Rights Agreement between JDS Uniphase, JDS Uniphase Canada Ltd. and The Furukawa Electric Co., Ltd.

4.5(9)	Fifth Amended and Restated Rights Agreement between JDS Uniphase and American Stock Transfer & Trust Company.

4.6(17)	Amended and Restated Rights Agreement between JDS Uniphase Canada Ltd. and CIBC Mellon Trust Company (Amended and Restated as of February 6, 2003).

4.7(22)	Indenture dated October 31, 2003.

4.8(28)	Registration Rights Agreement between JDS Uniphase, Morgan Stanley & Co., Inc, Goldman Sachs & Co. and CIBC World Markets Corp.

4.9(29)	Indenture dated May 17, 2006.

4.10(30)	Registration Rights Agreement between JDS Uniphase, J. P. Morgan Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

10.1(10)	Support Agreement between Uniphase Corporation, 3506967 Canada Inc., The Furukawa Electric Company, Ltd., and JDS FITEL Inc.

10.2(11)	Amended and Restated 1993 Flexible Stock Incentive Plan (Amended and Restated as of November 9, 2001).

10.3(12)	Amended and Restated 1998 Employee Stock Purchase Plan (Amended and Restated as of November 10, 2005).

10.4(13)	Amended and Restated 1999 Canadian Employee Stock Purchase Plan (Amended and Restated as of July 31, 2002).

10.5(14)	2005 Acquisition Equity Incentive Plan.

10.6(23)	2005 Acquisition Equity Incentive Plan Form of Stock Option Award Agreement.

10.7(24)	2005 Acquisition Equity Incentive Plan Form of Restricted Stock Unit Award Agreement.

10.8(15)	Employment Agreement for Kevin J. Kennedy.

10.9(16)	Indemnification Agreement for Kevin J. Kennedy.

10.10(18)	2003 Equity Incentive Plan.

10.11(25)	Employment Agreement for John Peeler.

10.12(19)	Change of Control Agreement for Debra C. Shoquist.

10.13(20)	Change of Control Agreement for Thomas Znotins.

10.14(21)	Change of Control Agreement for Chris Dewees.

10.15(31)	Indemnification Agreement for Richard E. Belluzzo.

10.16(32)	Indemnification Agreement for Kevin A. DeNuccio.

10.17(33)	Indemnification Agreement for Harold L. Covert.

10.18(34)	Indemnification Agreement for Masood Jabbar.

14.1(26)	Code of Business Conduct.

21.1(35)	Subsidiaries of JDS Uniphase Corporation.

23.1(35)	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP).

23.2(35)	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).

24.1	Power of Attorney (included on page 141).

31.1(35)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(35)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(35)	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(35)	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K/A filed February 13, 2001.
(2)	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed June 24, 1998.
(3)	Incorporated by reference to Exhibit 3(i)(d) of the Company’s Annual Report on Form 10-K filed September 28, 1998.

(4)	Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-3 filed July 14, 1999.
(5)	Incorporated by reference to the Company’s definitive Proxy Statement on Schedule 14A filed June 2, 1999.
(6)	Incorporated by reference to Exhibit 4.2 of the Company’s Annual Report on Form 10-K filed September 1, 1999.
(7)	Incorporated by reference to Exhibit 4.3 of the Company’s Annual Report on Form 10-K filed September 1, 1999.
(8)	Incorporated by reference to Exhibit 4.5 of the Company’s Annual Report on Form 10-K filed September 1, 1999.
(9)	Incorporated by reference to Exhibit 1 of the Company’s Registration Statement on Form 8-A12G/A filed February 18, 2003.
(10)	Incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K filed September 1, 1999.
(11)	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed February 11, 2002.
(12)	Incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K filed September 17, 2002.
(13)	Incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K filed September 17, 2002.
(14)	Incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed August 23, 2005.
(15)	Incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K filed September 24, 2003.
(16)	Incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K filed September 24, 2003.
(17)	Incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K filed September 24, 2003.
(18)	Incorporated by reference to the Company’s definitive Proxy Statement on Schedule 14A filed October 23, 2003.
(19)	Incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K filed September 16, 2004.
(20)	Incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K filed September 16, 2004.
(21)	Incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K filed September 16, 2004.
(22)	Incorporated by reference to Exhibit 4.7 of the Company’s Registration Statement on Form S-3 filed November 14, 2003.
(23)	Incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K filed September 30, 2005.
(24)	Incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K filed September 30, 2005.
(25)	Incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K filed September 30, 2005.
(26)	Incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-K filed September 30, 2005.
(27)	Incorporated by reference to Exhibit 3.5 of the Company’s Form 8-K filed March 2, 2006.
(28)	Incorporated by reference to Exhibit 4.8 of the Company’s Registration Statement on Form S-3 filed November 14, 2003.
(29)	Incorporated by reference to Exhibit 4.9 of the Company’s Form 8-K filed May 19, 2006.
(30)	Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed May 19, 2006.
(31)	Incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed March 2, 2005.
(32)	Incorporated by reference to Exhibit 10.17 of the Company’s Form 8-K filed December 21, 2005.
(33)	Incorporated by reference to Exhibit 10.18 of the Company’s Form 8-K filed January 20, 2006.
(34)	Incorporated by reference to Exhibit 10.19 of the Company’s Form 8-K filed March 2, 2006.
(35)	Filed herewith.

(c) See Item 15(a) 2.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 14, 2006	JDS UNIPHASE CORPORATION

	By:	/s/ Kevin J. Kennedy
Kevin J. Kennedy
Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin J. Kennedy Kevin J. Kennedy	Chief Executive Officer (Principal Executive Officer)	September 14, 2006

/s/ David Vellequette David Vellequette	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 14, 2006

/s/ Richard Belluzzo Richard Belluzzo	Director	September 14, 2006

/s/ Harold L. Covert Harold L. Covert	Director	September 14, 2006

/s/ Bruce D. Day Bruce D. Day	Director	September 14, 2006

/s/ Kevin A. DeNuccio Kevin A. DeNuccio	Director	September 14, 2006

/s/ Peter A. Guglielmi Peter A. Guglielmi	Director	September 14, 2006

/s/ Masood Jabbar Masood Jabbar	Director	September 14, 2006

/s/ Martin A. Kaplan Martin A. Kaplan	Chairman	September 14, 2006

/s/ Richard T. Liebhaber Richard T. Liebhaber	Director	September 14, 2006

/s/ Casimir S. Skrzypczak Casimir S. Skrzypczak	Director	September 14, 2006