Form 10-K/A
period 2006-06-30
JDS UNIPHASE CORP /CA/
filed 2006-09-18
CIK 912093

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

430 North McCarthy Boulevard, Milpitas, California 95035

(Address of principal executive offices including Zip code)

(408) 546-5000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value of $.001 per share

Preferred Stock Purchase Rights

(Title of Class)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

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

Documents Incorporated by Reference: Not applicable.

*	Our fiscal year ended formally on July 1, 2006. For more information see Note 1 to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006 as filed on September 14, 2006 for information regarding Registrant’s fiscal year.

EXPLANATORY NOTE

We are filing this Form 10-K/A Amendment No. 1 to correct administrative errors in the content of Exhibits 31.1 and 31.2 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2006 as filed on September 14, 2006.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(3)	Exhibits (numbered in accordance with Item 601 of Regulation S-K)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated September 15, 2006.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated September 15, 2006.

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated September 15, 2006.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated September 15, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A Amendment No. 1 to our Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 15, 2006	JDS UNIPHASE CORPORATION

	By:	/s/ David Vellequette
David Vellequette
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K/A Amendment No. 1 to our Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

* Kevin J. Kennedy	Chief Executive Officer (Principal Executive Officer)	September 15, 2006

/s/ David Vellequette David Vellequette	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 15, 2006

* Richard Belluzzo	Director	September 15, 2006

* Harold L. Covert	Director	September 15, 2006

* Bruce D. Day	Director	September 15, 2006

* Kevin A. DeNuccio	Director	September 15, 2006

* Peter A. Guglielmi	Director	September 15, 2006

* Masood Jabbar	Director	September 15, 2006

* Martin A. Kaplan	Chairman	September 15, 2006

* Richard T. Liebhaber	Director	September 15, 2006

* Casimir S. Skrzypczak	Director	September 15, 2006

*By:	/s/ David Vellequette
David Vellequette
Attorney-in-Fact