Form 10-Q
period 2006-09-30
JDS UNIPHASE CORP /CA/
filed 2006-11-09
CIK 912093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

N/A

(Former name, former address, and former fiscal year, if changed since last report)

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

Number of shares of common stock outstanding as of September 30, 2006 was 211,086,059 including 6,423,946 exchangeable shares of JDS Uniphase Canada Ltd. The par value of each share of common stock is $0.001. Each exchangeable share is exchangeable at any time into common stock on a one-for-one basis, entitles a holder to dividend and other rights economically equivalent to those of the common stock, and through a voting trust, votes at meetings of stockholders of the Registrant. The number of shares outstanding reflects a 1-for-8 reverse stock split effected by the Registrant on October 16, 2006.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

JDS UNIPHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(unaudited)

	Three Months Ended September 30,
	2006	2005
Net revenue	$318.1	$258.3
Cost of sales	210.2	206.7
Amortization of acquired developed technologies	9.9	7.6

Gross profit	98.0	44.0

Operating expenses:
Research and development	40.0	33.7
Selling, general and administrative	83.0	70.4
Amortization of other intangibles	6.4	4.7
Acquired in-process research and development	—	19.6
Reduction of intangibles and loss on long-lived assets	0.1	6.0
Restructuring charges	5.2	4.8

Total operating expenses	134.7	139.2

Loss from operations	(36.7)	(95.2)
Interest and other income	19.7	3.8
Interest expenses	(1.9)	(0.7)
Gain on sale of investments	0.3	33.3
Reduction in fair value of investments	—	(2.3)
Income (loss) on equity method investments	0.1	(0.4)

Loss before income taxes	(18.5)	(61.5)
Provision (benefit) for income taxes	(1.1)	5.5

Net loss	$(17.4)	$(67.0)

Net loss per share—basic and diluted	$(0.08)	$(0.34)

Shares used in per share calculation—basic and diluted	210.9	197.7

Note: Shares used in per share calculation for basic and diluted reflect a 1-for-8 reverse stock split effected by the Company on October 16, 2006.

See accompanying notes to condensed consolidated financial statements

JDS UNIPHASE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and par value data)

(unaudited)

	September 30, 2006	June 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$269.9	$364.9
Short-term investments	931.2	857.3
Restricted cash	14.9	16.4
Accounts receivable, less reserves and allowances of $5.8 at September 30, 2006 and $6.0 at June 30, 2006	231.0	232.3
Inventories	222.8	202.2
Refundable income taxes	14.2	23.9
Other current assets	113.7	108.0

Total current assets	1,797.7	1,805.0
Property, plant and equipment, net	203.7	201.2
Deferred income taxes	3.5	2.3
Goodwill	660.5	656.7
Other intangibles, net	349.1	362.0
Long-term investments	10.9	10.8
Other non-current assets	27.1	27.1

Total assets	$3,052.5	$3,065.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$123.2	$126.6
Accrued payroll and related expenses	54.1	60.6
Income taxes payable	80.0	81.2
Deferred income taxes	1.3	—
Restructuring accrual	17.0	19.8
Warranty accrual	10.1	11.5
Other current liabilities	120.7	122.7

Total current liabilities	406.4	422.4

Convertible debt	900.0	900.0
Other non-current liabilities	159.6	159.1

Commitments and contingencies (Note 16)

Stockholders’ equity:
Preferred Stock, $ 0.001 par value: Authorized shares: 1,000,000	—	—
Common Stock, $0.001 par value:
Authorized shares: 1,000,000,000 Issued and outstanding shares: 211,086,059 at September 30, 2006 and 210,734,374 at June 30, 2006	0.2	0.2
Additional paid-in capital	69,007.2	68,995.3
Accumulated deficit	(67,441.9)	(67,424.5)
Accumulated other comprehensive income	21.0	12.6

Total stockholders’ equity	1,586.5	1,583.6

Total liabilities and stockholders’ equity	$3,052.5	$3,065.1

Note: Shares used in per share calculation for basic and diluted reflect a 1-for-8 reverse stock split effected by the Company on October 16, 2006.

See accompanying notes to condensed consolidated financial statements

JDS UNIPHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Three Months Ended September 30,
	2006	2005
OPERATING ACTIVITIES:
Net loss	$(17.4)	$(67.0)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	16.6	12.6
Asset retirement obligations and deferred rent expenses	0.2	3.6
Amortization expense	16.3	12.3
Amortization of deferred compensation and other stock-based compensation expense	6.6	3.2
Acquired in-process research and development	—	19.6
Non-cash tax expense on sale of short term investment	—	3.6
Amortization of debt issuance costs	0.9	0.7
Non-cash changes in short term investments	(2.1)	3.6
Reduction in intangibles and other long-lived assets	—	6.0
Gain on sale of investments	(0.3)	(33.3)
Settlement of held-to-maturity debt security	(5.1)	—
Reduction in fair value of investments	—	2.3
Activity related to equity investments	(0.1)	0.5
Loss on disposal of property and equipment	0.1	—
Changes in operating assets and liabilities, net of impact of acquisitions of business:
Accounts receivable	1.9	(41.0)
Inventories	(19.3)	16.5
Other current assets	6.9	26.1
Accounts payable	(4.1)	(4.6)
Income taxes payable	(2.1)	5.9
Deferred taxes, net	0.4	(0.5)
Accrued payroll and related expenses	(6.9)	(2.5)
Other	(8.8)	(14.0)

Net cash used in operating activities	(16.3)	(46.4)

INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(259.9)	(3.3)
Maturities and sales of investments	192.7	157.4
Change in restricted cash	1.5	(12.3)
Acquisition, net of cash acquired	—	(456.6)
Purchases of long term investments	—	(0.5)
Maturities and sales of long term investments	—	9.6
Proceeds from settlement of held-to-maturity debt security	5.1	—
Purchases of property and equipment	(23.3)	(12.9)
Proceeds from sale of assets	1.2	1.7
Other assets	(1.4)	—

Net cash used in investing activities	(84.1)	(316.9)

FINANCING ACTIVITIES:
Proceeds from exercise of employee stock options and employee stock purchase plan	5.0	4.7

Net cash provided by financing activities	5.0	4.7

Effect of exchange rate changes on cash and cash equivalents	0.4	0.3
Decrease in cash and cash equivalents	(95.0)	(358.3)
Cash and cash equivalents at beginning of period	364.9	506.7

Cash and cash equivalents at end of period	$269.9	$148.4

See accompanying notes to condensed consolidated financial statements

JDS UNIPHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The financial information as of September 30, 2006 and for the three months ended September 30, 2006 and 2005 is unaudited, but includes all normal and recurring adjustments that management considers necessary for a fair statement of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2006.

The balance sheet as of June 30, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results for the three months ended September 30, 2006 may not be indicative of results for the year ending June 30, 2007 or any future periods.

Reverse Stock Split:

On September 21, 2006, the Company’s Board of Directors approved a 1-for-8 reverse split of its common stock, following approval by the Company’s stockholders on December 1, 2005. The reverse stock split was effective at 11:59 pm on October 16, 2006 before trading began on Tuesday, October 17, 2006. As a result, the Company’s issued and outstanding common stock was reduced from approximately 1.7 billion to approximately 211 million shares. The par value of the common stock was not affected by the reverse stock split and remains at $0.001 per share. Consequently, on the Company’s balance sheet, the aggregate par value of the issued common stock was reduced by reclassifying the par value amount of the eliminated shares of common stock to Additional Paid-in Capital. The Company will pay cash in lieu of any fractional shares to which a holder of common stock would otherwise be entitled as a result of the reverse stock split, including fractional shares for the in-the-money stock options. The number of authorized shares of common stock was reduced from 6 billion to 1 billion. The exchangeable shares of JDS Uniphase Canada Ltd., a subsidiary of the Company listed on the Toronto Stock Exchange, took effect a comparable reverse stock split at the same ratio of 1-for-8. The reverse split will reduce the number of exchangeable shares outstanding from approximately 51 million to approximately 6 million. All per share amounts and outstanding shares, including all common stock equivalents (stock options, other equity incentive awards, equity compensation plans, and convertible notes) have been restated in the Condensed Consolidated Financial Statements and in the Notes to the Condensed Consolidated Financial Statements for all periods presented to reflect the reverse stock split.

Fiscal Years:

The Company (or “JDSU”) utilizes a 52-53 week fiscal year ending on the Saturday closest to June 30th. The first quarters of fiscal 2007 and 2006 ended on September 30, 2006 and October 1, 2005, respectively. For comparative presentation purposes, all accompanying consolidated financial statements and notes thereto have been shown as ending on September 30th.

Principles of Consolidation:

The consolidated financial statements have been prepared in accordance with U.S. GAAP and include the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated.

Reclassifications and Out of Period Adjustments:

For the quarterly period ended September 30, 2006, the Company recorded adjustments related to inventory reserve, accounting for inventory variances and restructuring. The corrections resulted in the Company recording $2.6 million in additional cost of sales and operating expense in its first quarter related to prior quarters. Management and the Audit Committee believe that such amounts are not material to previously reported financial statements. These adjustments resulted in $0.01 additional net loss per share for the three months ended September 30, 2006.

For the quarterly period ended September 30, 2005, the Company recorded adjustments related to the under accrual of asset retirement obligations for several of its leased facilities and the allocation of rent expense over the term of certain leases.

The corrections resulted in the Company recording $7.0 million in additional operating expense in its first quarter related to prior quarters and years. Management and the Audit Committee believe that such amounts are not material to previously reported financial statements. These adjustments resulted in $0.04 additional net loss per share for the three months ended September 30, 2005.

Reclassifications:

Certain amounts relating to the consolidated balance sheets, statements of cash flows, and segment reporting in prior period’s financial statements have been reclassified to conform to the current year presentation. For the three months ended September 30, 2005, the Company reclassified expenses related to amortization of acquired developed technology in the Consolidated Statement of Operations which was previously included as part of operating expense to cost of sales. The Company has also reclassified gains and losses related to the sale of assets in the Consolidated Statements of Operations which were previously included as part of Other Income (Expense), net to operating expense. Furthermore, losses which were previously included as part of loss on sale of subsidiaries’ net assets were reclassified to operating expenses.

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

The components of comprehensive income (loss), net of tax, were as follows (in millions):

	Three Months Ended September 30,
	2006	2005
Net loss	$(17.4)	$(67.0)
Other comprehensive income:
Net change in unrealized gains (losses) on investments	3.9	(0.5)
Net change in cumulative translation adjustment	4.5	5.7

Net change in other comprehensive income/(loss)	8.4	5.2

Comprehensive loss	$(9.0)	$(61.8)

At September 30, 2006 and June 30, 2006, balances for unrealized gains (losses) on investments and foreign currency translation were as follows (in millions):

	September 30, 2006	June 30, 2006
Unrealized losses on investments	$(5.1)	$(9.0)
Foreign currency translation gains	26.1	21.6

Accumulated other comprehensive income	$21.0	$12.6

Net Loss Per Share

As the Company incurred net losses for the three months ended September 30, 2006 and 2005, potential dilutive securities from stock options and the employee stock purchase plan (“ESPP”) totaling 17.1 million and 19.1 million equivalent shares, respectively, have been excluded from the diluted net loss per share computations as their effect was deemed anti-dilutive. In addition, unvested restricted stock awards are excluded from the diluted net loss per share as they are anti-dilutive. In accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”) and Emerging Issues Task Force Abstract No. 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion” (“EITF 90-19”), the Company also has excluded from the calculation of diluted net loss per share approximately 12.0 million shares relating to its Zero Coupon Senior Convertible Notes that are anti-dilutive. As of September 30, 2006, no contingent issuable shares were included relating to the 1% Senior Convertible Notes in accordance with Emerging Issues Task Force Abstract No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” (“EITF 04-8”). Depending on the stock price on the conversion date, up to a maximum of 14.0 million shares, subject to certain adjustments, may be issued upon conversion of the 1% Senior Convertible Notes. For additional information, see “Note 9. Convertible Debt and Letters of Credit”.

The following table sets forth, on a post reverse stock split basis, the computation of basic and diluted net income (loss) per share (in millions, except per share data):

	Three Months Ended September 30,
	2006	2005
Numerator:
Net loss	$(17.4)	$(67.0)

Denominator:
Weighted-average number of common shares outstanding (adjusted to reflect 1-for-8 reverse stock split)	210.9	197.7

Net loss per share—basic and diluted	$(0.08)	$(0.34)

The following table sets forth the common shares that were added to the number of common shares outstanding from the exercise of stock options and issuance from ESPP during the respective period (in millions):

	Three Months Ended September 30,
	2006	2005
Exercise of stock options	0.1	0.4
Issuance from Employee Stock Purchase Plans	0.2	0.1

Total	0.3	0.5

In addition, during the first fiscal quarter of 2006, the Company issued approximately 25.1 million shares of common stock related to the Acterna acquisitions. See “Note 3. Mergers and Acquisitions” for more detail.

Note 2. Recent Accounting Pronouncements

SAB 108

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The Company is currently assessing the impact of adopting SAB 108 but does not expect that it will have a material effect on its consolidated financial position or results of operations.

SFAS No. 157

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), to provide enhanced guidance when using fair value to measure assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 applies whenever other pronouncements require or permit assets or liabilities to be measured at fair value and, while not requiring new fair value measurements, may change current practices. The Company is currently evaluating the impact SFAS 157 will have on its consolidated financial statements. SFAS 157 is effective for the Company beginning in fiscal year 2009.

SFAS No. 158

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in Accumulated Other Comprehensive Income, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the Company’s fiscal year end. Presently, the Company uses June 30 to measure its pension and postretirement benefit plans. SFAS 158 is effective for publicly-held companies as of the end of the fiscal year ending after December 15, 2006, except for the measurement date provision, which is effective for fiscal years ending after December 15, 2008. The Company will implement SFAS 158 in the fourth quarter of this fiscal year and expects that the implementation will result in a change in the pension liability stated on the balance sheet to record previously unrecognized actuarial gains.

SFAS No. 154

In June 2005, the FASB issued Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”). The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. Opinion 20 previously required that such a change be reported as a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this pronouncement did not have a material impact on the Company’s financial statements.

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

Note 3. Mergers and Acquisitions

Test-Um Inc.

In May 2006, the Company purchased Test-Um Inc. (“Test-Um”) for $17.2 million in cash, including $0.2 million of direct transaction costs incurred in connection with the acquisition. In addition, JDSU is obligated to pay contingent cash consideration of up to $5.5 million if certain revenue targets are achieved during the 12 months following the acquisition date. This payment, if made, would increase the recorded value of goodwill.

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

Agility Communications, Inc.

In November 2005, the Company purchased Agility Communications, Inc. (“Agility”) for 2,824,768 shares of the Company’s common stock with a market value of $54.1 million at the measurement date and $10.7 million in cash, including $0.5 million of direct transaction costs incurred in connection with the acquisition. Prior to the acquisition, the Company had invested $3.0 million in Agility’s convertible preferred stock. As of December 31, 2005, the Company had acquired all of Agility’s outstanding common and preferred stock.

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

Net tangible assets acquired include a charge of $1.1 million to eliminate duplicative positions at Agility. Under Emerging Issues Task Force Abstracts No. 95–3 “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95–3”), this charge was included in the allocation of acquisition cost rather than period expenses. During the first quarter of fiscal 2007, the Company has accrued a further $0.2 million in employee termination cost. As a result, goodwill increased $0.2 million.

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

Acterna Inc.

In August 2005, the Company purchased Acterna Inc. (“Acterna”) for 25,058,475 shares of the Company’s common stock with a market value of $304.7 million at the measurement date and $459.3 million in cash, including $10.0 million of direct transaction costs incurred in connection with the acquisition.

Acterna is a leading worldwide provider of broadband test and measurement solutions for telecommunications and cable service providers and network equipment manufacturers. The acquisition has established JDSU as a leading provider of test instruments, systems and services for the reliable, cost-effective deployment of IP-based data, voice, and video products and services over broadband networks. The transaction was accounted for as a purchase in accordance with SFAS 141; therefore, the tangible assets acquired were recorded at fair value on acquisition date.

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

Goodwill and acquired intangible assets are adjusted quarterly to record the effect of currency translation adjustments. At September 30, 2006, the net effect of these currency translation adjustments was to increase goodwill and intangible assets by $3.6 million and $2.4 million, respectively.

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

Developed product technology, which includes products that are already technologically feasible, is primarily comprised of a portfolio of testing, analysis, maintenance, and optimization tools.

Developmental projects that had not reached technological feasibility and had no future alternative uses were classified as IPR&D and expensed on the acquisition date. Efforts required to develop IPR&D into commercially viable products include the planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements. The principal projects at merger date were extensions of existing technologies for tools used to install, maintain and test optical and other communications networks. The Company incurred post-acquisition cost of approximately $25.7 million to date for these projects and estimates that additional investment of approximately $4.5 million in research and development will be required during the remainder of fiscal 2007 to complete them.

The acquired intangible assets are being amortized over their estimated useful lives, which are presented in the table below:

Developed technology	8 years
Customer relationships	7 years
Trademark/trade name	10 years
Customer backlog	1 year
Non-competition agreements	3 years

Goodwill, which represents the excess of the purchase price over the fair value of tangible and identified intangible assets acquired, is not being amortized but will be reviewed annually for impairment, or more frequently if impairment indicators arise, in accordance with SFAS 142. Goodwill has been assigned to the Communications Test & Measurement segment and is not expected to be deductible for tax purposes. The results of operations of Acterna have been included in the Company’s consolidated financial statements subsequent to the date of acquisition. The combined operating results of the Company and Acterna for fiscal 2006, on a pro forma basis, increase reported net revenue $26.0 million and reported net loss $38.4 million. As a result, the pro forma net loss per share (basic and diluted) increases from $(0.09) as reported to $(0.11).

In connection with the merger, Acterna made certain representations and warranties to the Company, and Acterna’s former security holders agreed to indemnify the Company against damages which might arise from a breach of those representation and warranties. Under the terms of the acquisition, the former Acterna security holders set aside approximately $50.4 million of the cash consideration for payment of indemnification claims made by the Company prior to the earlier of August 31, 2006 or filing of the Company’s annual report on Form 10-K for the fiscal year ending June 30, 2006.

During fiscal 2006, the Company determined that a liability was probable for certain material pre-merger tax contingencies. Consequently, since these tax matters are not yet resolved, the Company made indemnification claims against the Acterna former security holders that may exceed the entire $50.4 million, which is the limit of the former Acterna security holders for these indemnification claims. The principal claim derives from a tax audit in Germany that was initiated during fiscal 2005. If the German tax matters are resolved unfavorably, the Company’s minimum estimated tax exposure would be approximately $37.2 million, plus interest. The Company’s maximum estimated tax exposure would be approximately $62.4 million, plus interest. If the ultimate tax liability is greater than the amount indemnified, the Company expects that the excess would be accounted for as additional goodwill.

Photonic Power Systems, Inc.

In May 2005, JDSU purchased Photonic Power Systems, Inc. (“PPS”), for approximately $9.7 million in cash, including direct transaction costs of $0.1 million and $0.3 million in fair value of options granted to purchase 29,843 shares of JDSU common stock. The former shareholders of PPS made certain representations and warranties to JDSU and agreed to indemnify the Company against damages which might arise from a breach of those undertakings. As security for this indemnification obligation of the former PPS shareholders, JDSU retained approximately $1.5 million of the cash consideration, which is scheduled to be released on the 18 month anniversary of the acquisition date.

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

Goodwill, which represents the excess of the purchase price over the fair value of tangible and identified intangible assets acquired, is not being amortized but will be reviewed annually for impairment, or more frequently if impairment indicators arise, in accordance with SFAS 142. Goodwill was assigned to the “All Other” category for the purpose of segment reporting and is not expected to be tax deductible. The results of operations of PPS have been included in the Company’s consolidated financial statements subsequent to the date of acquisition.

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

Goodwill, which represents the excess of the purchase price over the fair value of tangible and identified intangible assets acquired, is not being amortized but will be reviewed annually for impairment, or more frequently if impairment indicators arise, in accordance with SFAS 142. Goodwill was assigned to the “All Other” category for the purpose of segment reporting and is not expected to be tax deductible. The results of operations of Lightwave have been included in the Company’s consolidated financial statements subsequent to the date of acquisition.

Note 4. Balance Sheet Details

Accounts Receivable Reserves:

The activities and balances for allowance for doubtful accounts and allowance for sales returns and other as of September 30, 2006 and June 30, 2006 are as follow (in millions):

	June 30, 2006	Charged to Costs and Expenses	Deduction(1)	September 30, 2006
Allowance for doubtful accounts	$5.2	$0.2	$(0.5)	$4.9
Allowance for sales returns and other	0.8	0.1	—	0.9

Total accounts receivable reserves	$6.0	$0.3	$(0.5)	$5.8

(1)	Charges for uncollectible accounts, net of recoveries

Inventories

Inventories are stated at the lower of cost or market, and include material, labor, and manufacturing overhead costs. The components of inventories were as follows (in millions):

	September 30, 2006	June 30, 2006
Finished goods	$61.0	$57.0
Work in process	63.7	71.3
Raw materials and purchased parts	98.1	73.9

Total inventories	$222.8	$202.2

During the three months ended September 30, 2006 and 2005, the Company recorded write-downs of inventories of $9.2 million and $11.4 million, respectively.

The Company also consumed previously written-down inventories of $4.4 million and $10.7 million during the three months ended September 30, 2006 and 2005, respectively. In addition, the Company has an active scrap program and typically disposes of inventory that has been written down through the use of scrap dealers or physical disposal/destruction. During the three months ended September 30, 2006 and 2005, the Company scrapped $2.4 million and $7.8 million of fully reserved inventory, respectively.

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

During the three months ended September 30, 2006, the Company recorded write-downs of inventories of approximately $1.0 million relating to RoHS requirements. While the Company has a focused effort for RoHS compliance, it may also incur substantial costs to change its manufacturing processes, redesign or reformulate, and obtain substitute components for its products that are deemed covered products under the RoHS directive. The Company may also incur future inventory write-downs if certain components held in inventory become unusable because they are not RoHS-compliant. The Company’s execution of these requirements, which involves product design changes among other matters, if not successful, would impact its ability to service customer order demands.

Property, Plant and Equipment, Net:

The components of property, plant and equipment, net were as follows (in millions):

	September 30, 2006	June 30, 2006
Land	$17.3	$17.5
Buildings and improvements	16.2	20.2
Machinery and equipment	251.8	253.6
Furniture, fixtures, software and office equipment	82.7	65.9
Leasehold improvements	46.1	46.3
Construction in progress	34.6	32.7

	448.7	436.2
Less: accumulated depreciation	(245.0)	(235.0)

Property, plant and equipment, net	$203.7	$201.2

During the three months ended September 30, 2006 and 2005, the Company recorded $0.1 million and $6.0 million, respectively, of reductions in the carrying value of property, plant and equipment as a result of impairment analyses performed in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), excluding asset write-downs associated with restructuring activities. See “Note 8. Reduction of Other Intangibles and Other Long-Lived Assets” for more detail.

Other Current Assets:

The components of other current assets were as follows (in millions):

	September 30, 2006	June 30, 2006
Prepaid assets	$13.0	$11.1
Deferred income tax	0.6	1.1
Receivables from Fabrinet	16.3	22.7
Receivable from Acterna shareholders	42.7	41.7
Other receivables	27.0	20.5
Deferred financing costs	3.8	3.9
Other current assets	10.3	7.0

Total other current assets	$113.7	$108.0

Other Non-Current Assets:

The components of other non-current assets were as follows (in millions):

	September 30, 2006	June 30, 2006
Deposits	$5.0	$4.2
Deferred financing costs	10.1	11.0
Other	12.0	11.9

Total other non-current assets	$27.1	$27.1

Other Current Liabilities:

The components of other current liabilities were as follows (in millions):

	September 30, 2006	June 30, 2006
Deferred revenue	$26.1	$35.0
Acquisition holdbacks and other related liabilities	19.4	19.3
Deferred compensation plan	8.1	7.7
VAT liabilities	3.8	5.0
Accrued expenses	54.4	47.6
Other	8.9	8.1

Total other current liabilities	$120.7	$122.7

Other Non-Current Liabilities:

The components of other non-current liabilities were as follows (in millions):

	September 30, 2006	June 30, 2006
Pension accrual and post employment benefits	$95.2	$93.1
Deferred taxes	27.7	28.1
Restructuring accrual	13.2	16.1
Other	23.5	21.8

Total other non-current liabilities	$159.6	$159.1

Note 5. Investments

Short-term Investments:

The components of the Company’s short-term investments include: 1) available-for-sale securities which are mostly debt and marketable equity securities; and 2) trading securities which represent assets of a deferred compensation plan. As of September 30, 2006, the estimated fair value of available-for-sale securities and trading securities was $923.1 million and $8.1 million, respectively.

Long-term Investments:

As of September 30, 2006, the Company had total long-term investments of $10.9 million consisting of non-marketable cost and equity method investments.

Reductions in Fair Value of Investments:

The Company regularly evaluates the carrying value of its investments. When the carrying value of an investment exceeds the fair value and the decline in value is deemed to be other-than-temporary, the Company writes down the investment to its fair value. During the three months ended September 30, 2006 and 2005, the Company recorded other-than-temporary reductions in fair value of certain non-marketable investments of zero and $2.3 million, respectively.

Income (loss) on Equity Method Investments:

The Company’s active equity method investments include two venture capital funds and one direct investment. During the three month period ended September 30, 2006 and 2005, the Company recorded income of $0.1 million and loss of $0.4 million, respectively, as its pro rata share of net income or losses in its equity method investments.

Note 6. Goodwill

The following table presents goodwill allocated to the reportable segments (in millions):

Segments	September 30, 2006	June 30, 2006
Optical Communications	$176.0	$175.8
Communications Test & Measurement	423.8	420.2
Advanced Optical Technologies	28.9	28.9
All Other, Commercial Lasers	31.8	31.8

Total	$660.5	$656.7

The Communications Test & Measurement Segment is a new segment created due to the acquisition of Acterna. See “Note 3. Mergers and Acquisitions” for more detail.

The Company accounts for goodwill in accordance with the provisions of SFAS 142. Accordingly, the goodwill balance of $660.5 million at September 30, 2006 is not amortized but is evaluated for impairment annually as well as when circumstances indicate a possible impairment. The latest annual impairment assessment was performed during the fourth quarter of fiscal 2006. There were no events or circumstances during the three months ended September 30, 2006 that indicated a further assessment was necessary.

The goodwill balance is adjusted quarterly to record the effect of currency translation adjustments.

Note 7. Other Intangibles

The following tables present details of the Company’s other intangibles (in millions):

As of September 30, 2006:	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$353.9	$(112.9)	$241.0
Other	166.9	(58.8)	108.1

Total intangibles	$520.8	$(171.7)	$349.1

As of June 30, 2006:	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$353.9	$(103.0)	$250.9
Other	163.1	(52.0)	111.1

Total intangibles	$517.0	$(155.0)	$362.0

During the three months ended September 30, 2006 and 2005, the Company recorded $16.3 million and $12.3 million, respectively, of amortization expense relating to other intangibles.

Based on the carrying amount of other intangibles as of September 30, 2006, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Years Ended June 30,
Remainder of 2007	$50.1
2008	54.5
2009	51.1
2010	49.4
2011	47.5
Thereafter	96.5

Total amortization	$349.1

The Intangible assets balance is adjusted quarterly to record the effect of currency translation adjustments.

Note 8. Reduction of Other Intangibles and Other Long-Lived Assets

During the three months ended September 30, 2006 and 2005, the Company recorded $0.1 million and $6.0 million reductions of the carrying value of its other long-lived assets, respectively.

Assets Held and Used:

During the three months ended September 30, 2006, the Company recorded an impairment charge of $0.7 million for certain assets related to Rochester Minnesota in accordance with SFAS 144. During the three months ended September 30, 2005, the Company designated $1.0 million of equipment formally utilized in its Santa Rosa, California manufacturing facility for disposal.

Assets Held for Sale:

During the three months ended September 30, 2006 and 2005, no assets classified as held for sale were reduced in value.

Sale of Assets:

During the three months ended September 30, 2006, the Company recorded a gain of $0.6 million for the sale and disposal of assets. During the three months ended September 30, 2005, the Company recorded losses of $5.5 million on the sale of assets of which $4.9 million was related to the Company’s sale of its front surface mirror business.

Note 9. Convertible Debt and Letters of Credit

The following table presents details of the Company’s long-term debt:

	September 30, 2006	June 30, 2006
Zero coupon senior convertible notes	$475.0	$475.0
1% senior convertible notes	425.0	425.0

Total long-term debt	$900.0	$900.0

Based on quoted market prices, as of September 30, 2006 and June 30, 2006, the fair market values of the Zero Coupon Senior Convertible Notes were approximately $435.4 million and $441.3 million, respectively and the fair market values of the 1% Senior Convertible Notes were $373.5 million and $392.5 million respectively.

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

The notes were issued pursuant to an Indenture, dated as of May 17, 2006, between the Company and The Bank of New York Trust Company, N.A., as trustee. The notes bear interest at a rate of 1.00% per year and are convertible into a combination of cash and shares of the Company’s common stock at a conversion price of $30.30 per share. Interest on the notes is payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2006. The notes mature on May 15, 2026. The notes are senior unsecured obligations of the Company and will rank equal in right of payment with its other senior unsecured debt and senior to all of its future subordinated debt.

The indenture includes a “net share settlement” provision that requires the Company, upon redemption or conversion, to settle the principal amount of the notes in cash and the additional conversion value, if any, in shares of the Company’s common stock. Holders of the notes may convert the notes into cash and shares of common stock based on a conversion rate of 33.003 shares of common stock per $1,000 principal amount of notes, subject to adjustment, prior to stated maturity under the following circumstances:

•	during any fiscal quarter (and only during that fiscal quarter) commencing after June 30, 2006, if the last reported sale price of the Company’s common stock is greater than or equal to 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on, and including, the last trading day of the preceding fiscal quarter;

•	prior to April 15, 2026, during the five business day period after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of notes for each day of such measurement period was less than 98% of the product of the closing price of the Company’s common stock and the applicable conversion rate for the notes;

•	if the notes have been called for redemption;

•	upon the occurrence of specified corporate transactions; or

•	during the ten trading days prior to, but not on, the maturity date.

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

The Company has considered the guidance in EITF Abstract No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“EITF 98-5”), and has determined that the notes do not contain a beneficial conversion feature as the fair value of the Company’s common stock on the date of issuance was less than the initial conversion price. The notes contain two embedded derivatives; a contingent interest provision, which will expire upon the filing of a registration statement, and a bond parity clause. The remaining embedded derivative, the bond parity clause, had a zero fair value as of September 30, 2006. The Company will be re-measuring the embedded derivatives each reporting period, as applicable and changes in fair value will be reported in the financial statements.

The $9.1 million of costs incurred in connection with the issuance of the notes were capitalized and are being amortized to interest expense on a straight-line basis for seven years which approximates the charge using the implied interest method. As of September 30, 2006, the unamortized portion of the issuance costs related to the notes was $8.6 million and is included in “Other current assets” and “Other assets” on the Consolidated Balance Sheets.

$475 Million Principal Amount of Zero Coupon Senior Convertible Notes:

On October 31, 2003, the Company completed the sale of $475.0 million aggregate principal amount of Zero Coupon Senior Convertible Notes due in 2010. The notes were issued for cash consideration in a private placement to the initial purchasers, Morgan Stanley & Co. Incorporated, Goldman Sachs & Co., and CIBC World Markets Corp. The initial purchasers resold the notes to qualified institutional investors in accordance with Rule 144A under the Securities Act of 1933, as amended. Proceeds from the notes amounted to $462.3 million after issuance costs. The notes do not bear interest and are convertible into the Company’s common stock at a conversion price of $39.52 per share. Each $1,000 principal amount is initially convertible into 25.304 shares of the Company’s common stock upon the satisfaction of certain conditions. Therefore, the notes are convertible in the aggregate into approximately 12.0 million shares of common stock. The Company has the right to redeem the notes beginning November 15, 2008. Holders of the notes may require the Company to repurchase the notes on November 15, 2008. In addition, under certain circumstances holders may require the Company to convert the notes into shares of the Company’s common stock, if the closing sale price of its common stock exceeds 110% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. Conditions required to trigger this conversion right have not occurred.

The Company filed a registration statement with the SEC on November 14, 2003 and amended the registration statement on December 12, 2003, with respect to the resale of the Notes and the common stock issuable upon the conversion of the Notes. The registration statement was declared effective by the SEC on December 12, 2003.

The $12.7 million of costs incurred in connection with issuance of the notes were capitalized and are being amortized to interest expense on a straight-line basis over five years. As of September 30, 2006, the unamortized portion of the issuance costs related to the notes was $5.3 million and is included in “Other current assets” and “Other assets” on the Consolidated Balance Sheets.

Outstanding Letters of Credit:

As of September 30, 2006, the Company had twenty standby letters of credit totaling $10.6 million.

Note 10. Restructuring

During the third quarter of fiscal 2004, the Company announced completion of the Global Realignment Program (“GRP”), which began in April 2001. That program focused on large-scale site and employee reductions. The Company continues to take advantage of opportunities to further reduce costs through targeted, customer-driven restructuring events intended to consolidate the Company and rationalize the manufacture of its products based on core competencies and cost efficiencies. Restructuring activities initiated prior to December 31, 2002 were recorded in accordance with Emerging Issues Task Force Abstracts No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF Issue 94-3”), and restructuring activities initiated after December 31, 2002 were recorded in accordance with Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) and Statement of Financial Accounting No. 112, “Employees’ Accounting for Post-employment Benefits” (“SFAS 112”). As of September 30, 2006 the Company’s total restructuring accrual was $30.2 million. During the three months ended September 30, 2006 and 2005, the Company incurred restructuring expenses of $5.2 million and $4.8 million, respectively.

During the first quarter of fiscal 2007, the Company recorded $0.7 million in expense for severance and benefits, $0.2 million in adjustments to goodwill, $5.8 million for manufacturing transfer cost and $(1.3) million adjustment to reflect modified lease term on restructured facility. Ten employees were notified for termination, 1 in manufacturing, 4 in research and development and 5 in selling, general and administrative functions. All of these 10 notified employees were located in North America. As of September 30, 2006, no employees had been terminated. Severance and benefits are scheduled to be paid through the third quarter of fiscal 2007. Payments related to severance and benefits are expected to be paid off by the first quarter of fiscal 2008 and payments related to lease costs are expected to be paid by the first quarter of fiscal 2011. The Company expects to incur approximately $1.6 million of charges in the second quarter of fiscal 2007, which will be recognized as the services are performed and actions occur.

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

During the second quarter of fiscal 2006 the Company announced the transition of products manufactured at its Ottawa, Canada site to other Company facilities and to the facilities of its contract manufacturing partners. During the third quarter of fiscal 2006, the Company entered into an agreement with Fabrinet, one of its contract manufacturers, to transfer the manufacturing operations located in Ottawa, Canada to Company facilities in Shenzhen, China and St. Etienne, France. In addition, certain manufacturing operations were transferred to Fabrinet facilities in Thailand. In the third quarter of fiscal 2006, the Company recorded $2.0 million of expenses associated with the transfer of Ottawa manufacturing operations. The Company anticipates completing the transfer and wind down of production at Ottawa in the second quarter of fiscal 2007 and estimates actual restructuring and non-recurring charges will total approximately $17 million through completion.

During the second quarter of fiscal 2006, the Company recorded $12.8 million in expense for severance and benefits and $2.1 million to adjust accruals on restructured leases. Eight hundred twenty nine employees were notified for termination, 709 in manufacturing, 78 in research and development and 42 in selling, general and administrative functions. Eight hundred twenty four terminated employees were located in North America and 5 in Europe. As of September 30, 2006, 577 of these employees had been terminated. Severance and benefits are scheduled to be paid through the second quarter of fiscal 2007.

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

The following table summarizes the Company’s restructuring activities (in millions):

	Workforce Reduction	Facilities and Equipment	Lease Costs	Total
Accrual balance as of June 30, 2006	$10.2	$—	$25.7	$35.9
Restructuring charges	0.7	5.8	(1.3)	5.2
Cash payments	(3.2)	(5.8)	(2.1)	(11.1)
Amount charged to goodwill	0.2	—	—	0.2

Accrual balance as of September 30, 2006	$7.9	$—	$22.3	$30.2

The total restructuring accrual is disclosed in the Company’s Consolidated Balance Sheets as follows (in millions):

	September 30, 2006	June 30, 2006
Current	$17.0	$19.8
Non-current	13.2	16.1

Total	$30.2	$35.9

The non-current portion of the restructuring accrual is included as a component of “Other non-current liabilities” in the Company’s consolidated Balance Sheet.

Note 11. Income Tax

The Company recorded an income tax benefit of $1.1 million for the three months ended September 30, 2006, as compared to an income tax expense of $5.5 million for the three months ended September 30, 2005.

The income tax benefit recorded for the three months ended September 30, 2006 primarily relates to the tax benefit associated with year-to-date losses incurred in certain jurisdictions for which the tax benefit is expected to be realized during the current fiscal year pursuant to FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods,” net of a $0.6 million deferred tax expense associated with tax amortization of goodwill for which no financial statement amortization has occurred. The income tax benefit recorded differs from the expected tax benefit that would be calculated by applying the federal statutory rate to the Company’s loss before income taxes primarily due to the increases in valuation allowance for deferred tax assets attributable to the Company’s domestic and foreign losses from continuing operations.

The income tax expense recorded for the three months ended September 30, 2005 primarily relates to a $3.6 million non-cash charge associated with the reversal of tax benefits recognized in prior periods relating to the sale of certain marketable securities and a $0.7 million deferred tax expense associated with tax amortization of goodwill for which no financial statement amortization has occurred. The income tax expense recorded differs from the expected tax benefit that would be calculated by applying the federal statutory rate to the Company’s loss before income taxes primarily due to the increases in valuation allowance for deferred tax assets attributable to the Company’s domestic and foreign losses from continuing operations, the $3.6 million non-cash charge associated with the sale of certain marketable securities, and foreign and state income taxes.

The Company has recorded deferred tax assets as of September 30, 2006 only to the extent that the Company believes it is more likely than not that these deferred tax assets will be realized. The Company has provided a full valuation allowance on the remainder of its deferred tax assets since the Company believes it is more likely than not that these deferred tax assets will not be realized. The Company intends to maintain the valuation allowance until sufficient positive evidence exists to support reversal of some or all of the allowance. In addition, the occurrence of negative evidence with respect to deferred tax assets which currently have no valuation allowance could result in an increase in the valuation allowance in a future period. The Company’s income tax expense (benefit) recorded in the future will be reduced or increased in the event changes to the valuation allowance are required.

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

On September 21, 2006, the Company’s Board of Directors approved a 1-for-8 reverse split of its common stock, following approval by the Company’s stockholders on December 1, 2005. The reverse stock split was effective at 11:59 pm on October 16, 2006 before trading began on Tuesday, October 17, 2006. All shares and per share amounts have been retroactively restated for all periods presented to reflect the reverse stock split.

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

During the fourth quarter of fiscal 2005, the Company accelerated certain unvested “out-of-the-money” stock options with exercise prices equal to or greater than $20.00 per share thereby reducing stock-based compensation in subsequent periods. The purpose of the acceleration was to enable us to avoid, upon adoption of SFAS 123R in July 2005, recognizing compensation expense associated with these options in future periods.

Adoption of SFAS 123(R)

Effective the first day of fiscal 2006, the Company recorded stock-based compensation cost totaling the amount that would have been recognized had the fair value method been applied since the effective date of SFAS 123(R). Results for prior periods have not been restated. The effect of recording stock-based compensation for the three month period ended September 30, 2006 was as follows (in millions, except per share amounts):

	Three months ended September 30,
	2006	2005
Stock-based compensation expense by type of award:
Employee stock options	$4.5	$1.5
Employee stock purchase plan	0.5	1.8
Restricted shares and restricted stock units	2.0	0.8
Amounts capitalized in inventory	(1.0)	(0.9)
Reversal of prior quarter capitalized inventory	0.6	—

Total stock-based compensation expense	6.6	3.2
Tax effect on stock-based compensation expense	—	—

Net effect on stock compensation expense	$6.6	$3.2

Effect on loss per share:
Basic and diluted	$0.03	$0.02

As required by SFAS 123(R), management has made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. The cumulative effect of initially adopting SFAS 123(R) was not material.

Approximately $1.0 million of stock-based compensation was capitalized as inventory at September 30, 2006. The Company elected not to capitalize any stock-based compensation to inventory at June 30, 2005, prior to the initial adoption of the provisions of SFAS 123(R).

The impact on the Company’s results of operations of recording stock-based compensation by function for the three month period ended June 30, 2006 was as follows (in millions):

	Three Months Ended September 30,
	2006	2005
Cost of sales	$0.8	$0.4
Research and development	1.6	1.0
Selling, general and administrative	4.2	1.8

	$6.6	$3.2

Stock Option Activity

During the three months ended September 30, 2006, the Company granted approximately 0.2 million stock options with an estimated total grant-date fair value of $1.9 million and a weighted average grant date fair value of $8.71 per option. Of these amounts, the Company estimated that the stock-based compensation for the awards not expected to vest was $0.6 million. During the three months ended September 30, 2006, the Company recorded stock-based compensation related to stock options of $4.5 million for all unvested options granted prior to and options granted after the adoption of SFAS 123(R).

The weighted average exercise price of options granted during the three months ended September 30, 2006 was $9.39 per share. The total fair value of shares vested during the three months ended September 30, 2006 was $3.7 million. The total intrinsic value of options exercised during the three months ended September 30, 2006 was $1.2 million. The total cash received from employees as a result of employee stock option exercises and employee stock purchase plan during the three months ended September 30, 2006 was $5.0 million. In connection with these exercises, there was no tax benefit realized by the Company due to fact that the Company has no material benefit in foreign jurisdictions and a full valuation allowance on its domestic deferred tax assets.

The following is a summary of options activities since June 30, 2006 (in thousands, except weighted-average exercise price):

	Options Available For Grant	Options Outstanding
		Number Of Shares	Weighted-Average Exercise Price
Balance as of June 30, 2006	6,098	22,540	$74.30
Granted	(226)	226	17.76
Forfeited	242	(242)	18.06
Exercised	—	(120)	9.39
Canceled	242	(997)	101.56

Balance as of September 30, 2006	6,356	21,407	73.43

Options exercisable as of:
June 30, 2006		12,269	122.41
September 30, 2006		11,755	119.66

The options outstanding and exercisable at September 30, 2006 were in the following exercise price ranges:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (‘000)	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (‘000)
$0.00 - 8.00	1,091,814	7.0	$0.64	$18,430	115,783	1.7	$6.32	$1,297
8.01 - 16.00	4,333,438	6.7	12.56	21,494	1,321,788	5.6	12.48	6,662
16.01 - 32.00	9,366,144	6.3	23.60	201	3,747,360	4.4	25.36	76
32.01 - 48.00	1,916,937	5.0	34.80	—	1,871,312	4.9	35.20	—
48.01 - 64.00	199,738	1.2	55.60	—	199,738	1.2	55.60	—
64.01 - 80.00	662,052	2.8	71.44	—	662,052	2.8	71.44	—
80.01 - 96.00	20,502	2.9	85.36	—	20,502	2.9	85.36	—
96.01 - 117.12	499,087	2.5	115.44	—	499,087	2.5	115.44	—
117.13 - 234.48	2,116,737	1.4	171.28	—	2,116,737	1.4	171.20	—
234.49 - 351.67	128,224	2.4	265.52	—	128,224	2.4	265.52	—
351.68 - 468.90	178,522	2.4	418.08	—	178,522	2.4	418.08	—
468.91 - 586.12	410,489	3.5	545.44	—	410,489	3.5	545.44	—
586.13 - 703.35	48,007	2.8	629.20	—	48,007	2.8	629.20	—
703.36 - 820.58	47,805	1.8	782.24	—	47,805	1.8	782.24	—
820.59 - 937.80	301,105	2.4	865.68	—	301,105	2.4	865.68	—
937.81 - 1,055.02	79,295	2.1	1,016.08	—	79,295	2.1	1,016.48	—
1,055.03 - 1,172.24	6,668	1.6	1,121.36	—	6,668	1.6	1,121.36	—

	21,406,564	5.3	73.44	$40,125	11,754,474	3.5	119.68	$8,035

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s estimated closing stock price of $17.52, after the 1-for-8 reverse stock split, as of September 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of September 30, 2006 was 1.6 million.

The Company issues new shares of common stock upon exercise of stock options. All new hire or focal grants vest over four years with 25% vesting on the first anniversary of the date of grant and 6% vesting every quarter thereafter.

A summary of the status of the Company’s nonvested shares as of September 30, 2006 and changes during the same period is presented below (amount in thousands, except per share amounts):

	Stock Options		Restricted Stock & Units
	Number of shares	Weighted- average grant- dated fair value	Number of shares	Weighted- average grant- dated fair value
Nonvested at June 30, 2006	9,271	$8.88	1,021	$20.10
Granted	222	8.71	4	18.32
Vested	(574)	6.43	(28)	13.56
Forfeited	(242)	8.75	—	—

Nonvested at September 30, 2006	8,677	9.13	997	20.28

As of September 30, 2006, $49.3 million of stock-based compensation expense related to stock options remain to be amortized. That cost is expected to be recognized over an estimated amortization period of 3.3 years.

Employee Stock Purchase Plan (“ESPP”) Activity

The compensation cost in connection with the plan for the three months ended September 30, 2006 was $0.5 million. The expense related to the Company’s employee stock purchase plan is amortized on a straight-line basis over the relevant subscription period.

The following table shows the shares issued, and their respective exercise price, based on the estimated 1-for-8 reverse split, pursuant to the Company’s employee stock purchase plan during the three months ended September 30, 2006.

Purchase date	July 31, 2006
Shares Issued	239,499
Purchase price per share	$16.26

As of September 30, 2006, $0.7 million of stock-based compensation expense related to ESPP remains to be amortized. That cost is expected to be recognized through the third quarter of fiscal 2007.

Restricted Shares and Restricted Stock Units Activity

In connection with restricted shares and restricted stock units granted, the difference between the exercise price of the options and the fair market value of the Company’s common shares on the dates the awards were granted, net of expected forfeitures represents unrecognized deferred stock compensation which is being amortized on a straight-line basis over the probable vesting periods of the underlying stock rewards. During the three months ended September 30, 2006 and 2005, the Company recorded $2.0 million and $0.8 million of such compensation expenses, respectively.

As of September 30, 2006, $14.8 million of stock-based compensation expense related to restricted shares and restricted stock units remain to be amortized. That cost is expected to be recognized over an estimated amortization period of 2.9 years.

Valuation Assumptions

In connection with the adoption of SFAS 123(R), the Company estimated the fair value of stock options using a Black-Scholes-Merton (“BSM”) option-pricing formula and a single option award approach. The fair value of each option grant is estimated on the date of grant using the BSM option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Employee Stock Option Plans Three Months Ended September 30,		Employee Stock Purchase Plans Three Months Ended September 30,
	2006	2005	2006	2005
Expected term (in years)	4.40	4.30	0.50	0.50
Volatility	53%	62%	53%	62%
Risk-free interest rate	4.86%	4.01%	5.18%	3.73%
Dividend yield	0.00%	0.00%	0.00%	0.00%

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

Stock-Based Benefit Plans

Stock Option Plans:

As of September 30, 2006, the Company had 21.4 million shares of outstanding stock options to employees and directors under the Company’s 2005 Acquisition Equity Incentive Plan (the “2005 Plan”), 2003 Equity Incentive Plan (the “2003 Plan”), the 1996 Non-qualified Stock Option Plan, and various other plans the Company assumed as a result of acquisitions. Common stock available for grant as of September 30, 2006 totaled 6.4 million shares. The exercise price for stock options is generally equal to the fair value of the underlying stock at date of grant. Options generally become exercisable over a four-year period and, if not exercised, expire from five to ten years from grant date.

On August 17, 2005, the Company’s Board of Directors adopted and approved the Acquisition Equity Incentive—2005 Plan. Pursuant to Section 3(a) of the 2005 Plan, and in accordance with the registration requirements of the Securities Act of 1933, the Company registered 2.0 million shares, which have been reserved for issuance under the 2005 Plan. The adoption and approval of the 2005 Plan did not affect any of the options granted under the Amended and Restated 1993 Plan, as amended, and currently outstanding, all of which remain exercisable in accordance with their terms.

Employee Stock Purchase Plans:

In June 1998, the Company adopted the JDS Uniphase Corporation 1998 Employee Stock Purchase Plan, as amended (the “98 Purchase Plan”). The 98 Purchase Plan, which became effective August 1, 1998, provides eligible employees with the opportunity to acquire an ownership interest in the Company through periodic payroll deductions and provides a discounted purchase price as well as a look-back period. The 98 Purchase Plan is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986. However, the 98 Purchase Plan is not intended to be a qualified pension, profit sharing or stock bonus plan under Section 401(a) of the Internal Revenue Code of 1986 and is not subject to the provisions of the Employee Retirement Income Security Act of 1974. The 98 Purchase Plan will terminate upon the earlier of August 1, 2008 or the date on which all shares available for issuance have been sold. Of the 6.3 million shares authorized to be issued under the 98 Purchase Plan, 2.5 million shares remained available for issuance as of September 30, 2006.

Restricted Stock and Restricted Stock Unit:

Restricted stock and restricted stock units are granted under the 2005 and 2003 Plan to a limited number of employees. These restricted stock awards and restricted stock units may be performance based, time based, or a combination of performance and time based. The fair value of the restricted stock awards was based on the closing market price of the Company’s common stock on the date of award. During the three months ended September 30, 2006, 3,750 stock awards were granted.

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

Note 14. Employee Defined Benefit Plans

As a result of the acquisition of Acterna in August 2005, the Company sponsors qualified and non-qualified pension plans for certain employees in the UK and Germany. These plans have been closed to new participants and, except as required by law, are unfunded. For those employees participating in defined benefit plans, benefits are generally based upon years of service and compensation or stated amounts for each year of service. The Company’s policy for funded plans is to make contributions equal to or greater than the requirements prescribed by law in each country. In fiscal 2007, the legally mandated minimum contribution to the Company’s pension plans is expected to be $0.1 million. The funded plan assets consist primarily of managed investments.

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

The following table presents the components of the net periodic cost for the pension and benefits plans (in millions):

	Pension Benefits	Other Postretirement Benefits Plan
	Three months ended September 30, 2006
Service cost	$—	$—
Interest cost	1.3	0.1
Expected return on plan assets	(0.3)	—

Net periodic benefit cost	$1.0	$0.1

	Three months ended September 30, 2005
Service cost	$—	$—
Interest cost	1.0	0.1
Expected return on plan assets	(0.3)	—

Net periodic benefit cost	$0.7	$0.1

Underlying both the calculation of the PBO and net periodic cost are actuarial valuations. These valuations use participant-specific information such as salary, age, years of service, and assumptions about interest rates, compensation increases and other factors. At a minimum, the Company evaluates its assumptions annually and makes changes as necessary.

The Company expects to contribute $4.7 million to its defined benefit pension plans during fiscal 2007 to make current benefit payments and fund future obligations. As of September 30, 2006, approximately $1.1 million had been contributed. These payments have been estimated based on the same assumptions used to measure the Company’s PBO at June 30, 2006. Similarly, the Company expects to contribute $0.2 million to its other post retirement benefits plan pro rata throughout the year.

Note 15. Related Party Transactions

BaySpec, Inc. (“BaySpec”):

As of September 30, 2006, BaySpec, a privately held OEM fiber-optics company, is both a customer and a supplier of the Company. During the fourth quarter of fiscal 2006, the Company recorded a $1.3 million impairment to reduce the carrying value to zero. However, the Company continues to own approximately 9.9% of BaySpec, which is accounted for under the equity method.

Emcore Corporation (“Emcore”):

As of September 30, 2006, the Company held an investment in Emcore, a publicly traded semiconductor company valued at $0.2 million. Emcore is also a customer of the Company.

Epion Corporation (“Epion”):

As of September 30, 2006, Epion, a privately held gas cluster ion beam technology company in which the Company has a long-term investment, was a licensee of the Company’s intellectual property. Epion was also a supplier of the Company. As of September 30, 2006, the carrying value of the Company’s investment in Epion was $1.0 million.

Fabrinet Co. (“Fabrinet”):

During the first quarter of fiscal 2007, Fabrinet, a privately held contract manufacturing company in which the Company has a long-term investment, was both a customer and supplier. The purchases and sales of items between the Company and Fabrinet have been evaluated for accounting under EITF Abstract No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products” (“EITF 01-09”). Based on this evaluation the Company determined that there is an identifiable benefit that was sufficiently separable from the customer’s purchase of the Company’s products and the fair value of that benefit was reasonably estimable in relation to sales to other third parties. As of September 30, 2006, the carrying value of the Company’s investment in Fabrinet was $2.0 million.

The Fuzhou, China legal entities and certain assets of the Ewing and Mountain Lakes, New Jersey facilities were sold to Fabrinet in May 2005. The Company received a note of $10.7 million payable in quarterly installments over four years from Fabrinet and a receivable of $19.0 million for the inventory at Ewing and Mountain Lakes, New Jersey payable in quarterly installments over one year. At September 30, 2006, the related balance receivable from Fabrinet was $5.6 million for the note and $3.5 million for the inventory. The Company agreed to pay Fabrinet $17.0 million to settle specific employee related matters in Fuzhou, China, the cost of employee severance for the Ewing and Mountain Lakes, New Jersey facilities, costs associated with on-going production and wind-down of the Ewing, New Jersey facility, and site remediation costs in Mountain Lakes, New Jersey. The $17.0 million was allocated as follows: $9.4 million to on-going cost of production, $7.4 million to restructuring expense and $0.2 million to lease remediation costs at Mountain Lakes, New Jersey. As of June 30, 2006, the Company had paid this obligation in full.

During the second quarter of fiscal 2006 the Company announced the transition of products manufactured at its Ottawa, Canada site to other Company facilities and to the facilities of its contract manufacturing partners. During the third quarter of fiscal 2006 the Company entered into an agreement with Fabrinet to sell certain inventories and to transfer the manufacturing operations located in Ottawa, Canada to Company facilities in Shenzhen, China and St. Etienne, France. The Company sold certain inventories for $6.5 million and agreed to reimburse Fabrinet for the cost associated with on-going production, wind-down of the facility and the transfer of production. In addition to the sale of inventory, there was $9.3 million of Fabrinet prepaid production and transfers costs related to the Ottawa facility. The Company also has obligations to Fabrinet of $6.6 million related to accrued severance obligations, arrangement fees and certain production costs. Production costs were charged to cost of sales and costs related to the site closure and transfer and wind down of production were charged to restructuring. The Company anticipates completing the transfer and wind down of production at Ottawa in the second quarter of fiscal 2007 and estimates actual restructuring and non-recurring charges will total approximately $17 million through completion.

Micralyne, Inc.:

As of September 30, 2006, Micralyne Inc. (“Micralyne”), a privately held manufacturer of microfabricated and MEMS (Micro-Electro-Mechanical-Systems) based products in which the Company has a long-term investment, was a supplier of the Company. As of September 30, 2006, the carrying value of the Company’s investment in Micralyne was $0.5 million. During the first quarter of fiscal 2007, the Company signed two loan agreements with Micralyne to provide an equipment loan of up to $1.4 million and a working capital line up to $1.6 million. As of September 30, 2006, the balances of these loans are $0.7 million and $1.6 million, respectively, and are included in receivables in the following table.

Sifam Fibre Optics Limited:

As of September 30, 2006, Sifam Fibre Optics (“Sifam”), a privately held company in which the Company has a long-term equity method investment, was a supplier of the Company. As of September 30, 2006, the carrying value of the Company’s investment in Sifam was $1.1 million. The Company owns approximately 19.9% of Sifam and accounts for investment under the equity method.

Transactions and balances with the Company’s related parties were as follows (in millions):

	Three months Ended September 30,			September 30, 2006	June 30, 2006
	2006	2005
Net revenue:			Receivables:
BaySpec	$—	$—	BaySpec	$—	$—
Emcore	0.4	—	Emcore	0.8	0.8
Epion	—	0.6	Epion	—	—
Fabrinet	—	5.1	Fabrinet	31.9	36.3
Micralyne	—	—	Micralyne	2.4	0.1
Sifam	—	—	Sifam	—	—

	$0.4	$5.7		$35.1	$37.2

Net purchases:			Payables:
BaySpec	$1.6	$1.0	BaySpec	$—	$1.0
Emcore	—	—	Emcore	—	—
Epion	—	—	Epion	—	—
Fabrinet	41.1	24.4	Fabrinet	18.2	20.5
Micralyne	—	0.8	Micralyne	0.1	—
Sifam	0.4	1.2	Sifam	0.2	0.1

	$43.1	$27.4		$18.5	$21.6

Note 16. Commitments and Contingencies

Tax audits

The Company has been subject to a Dutch wage tax audit for calendar years 1999, 2000, and 2001, and a Texas franchise tax audit related to allocated taxable surplus capital for Texas report years 2001, 2002, and 2003. While the Company believes that it is reasonably possible that one or both of these audits may result in additional tax liabilities, based on currently available information, the Company believes the ultimate outcome of these audits will not have a material adverse effect on the Company’s financial position, cash flows or overall trends in results of operations. There is the possibility of a material adverse effect on the Company’s financial position, cash flows or overall trends in results of operations for the period in which these matters are ultimately resolved, if they are resolved unfavorably, or in the period in which an unfavorable outcome becomes probable. The range of the potential total tax liability related to these matters is estimated to be from zero to $47.3 million, plus interest. See “Note 3. Mergers and Acquisitions” for a discussion of the potential tax contingency related to the acquisition of Acterna.

Note 17. Reporting Segment and Geographic Information

The Company evaluates its reportable segments in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) and the FASB’s Emerging Issues Task Force Abstracts (“EITF”) No. 04-10, “Determining Whether to Aggregate Segments That Do Not Meet the Quantitative Thresholds” (“EITF No. 04-10”). The Company’s Chief Executive Officer, Kevin J. Kennedy, is the Company’s Chief Operating Decision Maker (“CODM”) pursuant to SFAS 131. The CODM allocates resources to the segments based on their business prospects, competitive factors, net revenue, and operating results.

JDSU is a leading provider of communications test and measurement solutions and optical products for telecommunications service providers, cable operators, and network equipment manufacturers. Furthermore, it is a leading provider of innovative optical solutions for medical/environmental instrumentation, semiconductor processing, display, brand authentication, aerospace, defense, and decorative applications.

JDSU addresses three major markets: Optical Communications, Communications Test & Measurement, and Commercial and Consumer. To serve these markets, JDSU operates in three principal segments: Optical Communications, which accounted for approximately 43% of first quarter net revenue in fiscal 2007; Communications Test & Measurement, which accounted for approximately 37% of first quarter net revenue in fiscal 2007; and Advanced Optical Technologies, which accounted for approximately 12% of first quarter net revenue in fiscal 2007. In addition, the Lasers business unit, included in All Other, accounted for approximately 8% of first quarter net revenue in fiscal 2007.

The Optical Communications segment provides components, modules, and subsystems used by communications equipment providers for telecommunications, data communications, and cable television networks. These products enable the transmission of video, voice, and data over high-capacity fiber optic links. These products include ROADMs, transponders, transceivers, amplifiers, multiplexers and demultiplexers, add/drop modules, modulators, pump lasers, optical performance monitors, switches, couplers, splitters, and circulators.

The Communications Test & Measurement segment provides a portfolio of instruments, systems, and services used to enable the design, deployment, and maintenance of communication equipment and networks as well as to ensure the quality of services delivered to the end customer. These products and services provide solutions that help customers reduce network costs while improving performance and reliability. Included in the product portfolio are broadband test solutions for the reliable, cost-effective deployment of IP networks and broadband services.

The Advanced Optical Technologies segment provides coated optics, document authentication, brand protection, and product differentiation solutions for a range of public and private sector markets. The products the Company provides for these applications control, enhance, and modify the behavior of light utilizing its reflection, absorption, and transmission properties to achieve specific effects such as high reflectivity, anti-glare, and spectral filtering. Specific product applications include computer monitors and flat panel displays, projection systems, photocopiers, facsimile machines, scanners, medical instrumentation, security products, and decorative surface treatments.

Included in All Other is the Lasers business unit that provides high performance lasers for application in commercial markets, including semiconductors, materials processing, and biotechnology. The Company also provides photonic power delivery systems for use in wireless communications, energy, and aerospace and defense applications.

Note that in the fourth quarter of fiscal 2006, the Company changed its financial reporting structure with the formation of the Advanced Optical Technologies segment, which includes the Flex and Custom Optics businesses. The Lasers business unit is now being reported in the All Other category. The Flex, Custom Optics, and Laser businesses serve the Company’s Commercial and Consumer markets and were previously reported in the Commercial and Consumer Products segment.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies as described in the Annual Report on Form 10-K for the year ended June 30, 2006. The Company evaluates segment performance based on operating income (loss) excluding infrequent or unusual items.

The Company has reclassified operating income (loss) information disclosed below for the first quarter of fiscal 2006 to reflect how the CODM assesses segment performance. Segment operating income (loss) was reclassified for the first quarter of 2006 to only include allocable expenses relating to selling activities. The amounts shown as Corporate consist of certain unallocated corporate-level operating expenses. In addition, the Company does not allocate restructuring charges, income taxes, or non-operating income and expenses to its segments.

Information on reportable segments is as follows (in millions):

	Three Months Ended September 30,
	2006	2005
Net revenue:
Optical Communications	$138.0	$100.5
Communications Test & Measurement	116.8	95.4
Advanced Optical Technologies	39.3	44.1
All Other, Commercial Lasers	24.1	19.2
Deferred revenue related to purchase accounting adjustment	(0.1)	(0.9)

Net revenue	$318.1	$258.3

Operating income (loss):
Optical Communications	$2.2	$(16.7)
Communications Test and Measurement	6.8	19.6
Advanced Optical Technologies	11.0	9.8
All Other, Commercial Lasers	1.7	0.1
Corporate	(28.7)	(29.7)

Total segment operating income (loss)	(7.0)	(16.9)
Unallocated amounts:
Stock based compensation	(6.6)	(3.2)
Acquisition-related charges and amortization of intangibles	(17.1)	(61.9)
Reduction of other long-lived assets	(0.1)	(6.0)
Restructuring charges	(5.2)	(4.8)
Other realignment charges	(0.7)	(2.4)
Interest and other, net	17.8	3.1
Gain on sale of investments	0.3	33.3
Reduction in fair value of investments	—	(2.3)
Gain (Loss) on equity method investments	0.1	(0.4)

Loss before income taxes	$(18.5)	$(61.5)

Net revenue was assigned to geographic regions based on the customers’ shipment locations. The Company operates primarily in three geographic regions: Americas, Europe and Asia-Pacific. The following tables present net revenue and identifiable assets by geographic regions (in millions):

	Three Months Ended September 30,
	2006	2005
Net revenue:
Americas	$180.9	$159.6
Europe	81.5	60.3
Asia-Pacific	55.7	38.4

Total net revenue	$318.1	$258.3

During the three months ended September 30, 2006 and 2005, there were no customers that accounted for more than 10% of net revenue.

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of September 30, 2006.

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

The following table presents the changes in the Company’s warranty (in millions):

	Three Months Ended September 30,
	2006	2005
Balance as of beginning of period	$11.5	$7.3
Provision for warranty	1.7	(1.7)
Utilization of reserve	(0.3)	0.7
Adjustments related to pre-existing warranties (including changes in estimates)	(2.8)	1.0
Adjustments related to acquisition	—	5.3

Balance as of end of period	$10.1	$12.6

Note 19. Legal Proceedings

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

Discovery in In re JDS Uniphase Corporation Securities Litigation is ongoing. Each party has noticed and taken depositions of both party and non-party witnesses. The deadline for fact discovery, except for depositions and discovery arising from new information obtained at depositions, was September 29, 2006. The closing date for completion of depositions and discovery arising from new information obtained at depositions is December 1, 2006. The closing date for expert discovery is March 19, 2007. The next case management conference is scheduled for May 4, 2007, and trial is set to begin on October 1, 2007.

A related securities case, Zelman v. JDS Uniphase Corp., No. C-02-4656 CW (N.D. Cal.), is purportedly brought on behalf of a class of purchasers of debt securities that were allegedly linked to the price of JDSU’s common stock. The Zelman complaint alleges that the debt securities were issued by an investment bank during the period from March 6, 2001 through July 26, 2001. The complaint names the Company and several of its former officers and directors as Defendants, alleges violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5, and seeks unspecified damages. On August 26, 2005, Defendants answered the complaint. On November 16, 2005, the Court granted Plaintiffs’ motion for class certification, which Defendants had not opposed. At a case management conference on November 18, 2005, the Court ordered that discovery in the Zelman action proceed according to the same schedule as discovery In re JDS Uniphase Corporation Securities Litigation. Accordingly, the deadline for fact discovery in the Zelman action, except for depositions and discovery arising from new information obtained at depositions, was September 29, 2006, and the closing date for completion of depositions and discovery arising from new information obtained at depositions is December 1, 2006. The closing date for expert discovery is March 19, 2007. No trial date has been set.

The Derivative Actions:

Derivative actions purporting to be brought on the Company’s behalf have been filed in state and federal courts against several of the Company’s current and former officers and directors based on the same events alleged in the securities litigation. The complaint in Corwin v. Kaplan, No. C-02-2020 CW (N.D. Cal.), asserts state law claims for breach of fiduciary duty, misappropriation of confidential information, waste of corporate assets, indemnification, and insider trading. The complaint seeks unspecified damages. In January 2005, the Court stayed the action pending resolution of In re JDS Uniphase Corporation Securities Litigation. No activity has occurred in the Corwin action since our last filing.

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

On April 24, 2006, the Court approved the parties’ stipulation staying the California derivative action until January 16, 2007, subject to the parties’ rights to seek a lifting of the stay based on developments in the federal securities action. On April 24, 2006, the Court also approved the parties’ stipulation in the shareholder inspection demand action brought by the plaintiff in the California derivative action. Pursuant to that stipulation, the shareholder inspection demand action is stayed until January 16, 2007, subject to the parties’ rights to seek a lifting of the stay based on developments in the federal securities action. No activity has occurred in the California derivative action or the related shareholder inspection demand action since our last filing.

No activity has occurred in Cromas v. Straus, Civil Action No. 19580 (Del. Ch. Ct.), the Delaware derivative action, since our last filing.

The OCLI and SDL Shareholder Actions:

Plaintiffs purporting to represent the former shareholders of OCLI and SDL have filed suit against the former directors of those companies, asserting that they breached their fiduciary duties in connection with the events alleged in the securities litigation against the Company. Plaintiffs in the OCLI action, Pang v. Dwight, No. 02-231989 (Sonoma Super. Ct.), purport to represent a class of former shareholders of OCLI who exchanged their OCLI shares for JDSU shares when JDSU acquired OCLI. The complaint names the former directors of OCLI as Defendants, asserts causes of action for breach of fiduciary duty and breach of the duty of candor, and seeks unspecified damages. No activity has occurred in the OCLI action since our last filing. The Plaintiffs in the SDL action, Cook v. Scifres, Master File No. CV814824 (Santa Clara Super. Ct.), purport to represent a class of former shareholders of SDL who exchanged their SDL shares for JDSU shares when the Company acquired SDL. Plaintiffs filed an amended complaint on September 12, 2005. The complaint names the former directors of SDL as Defendants, asserts causes of action for breach of fiduciary duty and breach of the duty of disclosure, and seeks unspecified damages. Defendants demurred to the complaint on October 12, 2005. On August 16, 2006, the Court sustained the demurrer with leave to amend. Plaintiffs have not filed an amended complaint as of the date of this filing. A case management conference is scheduled for October 24, 2006. Limited discovery in the SDL action has occurred. No trial date has been set in either the OCLI or SDL action.

The ERISA Actions:

A consolidated action entitled In re JDS Uniphase Corporation ERISA Litigation, Case No. C-03-4743 WWS (MEJ), is pending in the District Court for the Northern District of California against the Company, certain of its former and current officers and directors, and certain other current and former JDSU employees on behalf of a purported class of participants in the 401(k) Plans of the Company and Optical Coating Laboratory, Inc. and the Plans themselves. On October 31, 2005, Plaintiffs filed an amended complaint. The amended complaint alleges that Defendants violated the Employee Retirement Income Security Act by breaching their fiduciary duties to the Plans and the Plans’ participants. The amended complaint alleges a purported class period from February 4, 2000, to the present and seeks an unspecified amount of damages, restitution, a constructive trust and other equitable remedies.

Plaintiffs filed a second amended complaint on June 30, 2006. Defendants answered the complaint on July 6, 2006, and JDSU asserted counterclaims for breach of contract. The Court dismissed those counterclaims on September 11, 2006. A case management conference is scheduled for November 1, 2006. Both sides have begun taking discovery. No trial date has been set.

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

Note 20. Subsequent Events

On September 21, 2006, the Company’s Board of Directors approved a 1-for-8 reverse split of its common stock, following approval by the Company’s stockholders on December 1, 2005. The reverse stock split was effective at 11:59 pm on October 16, 2006 before trading began on Tuesday, October 17, 2006. As a result, the Company’s issued and outstanding common stock was reduced from approximately 1.7 billion to approximately 211 million shares. The par value of the common stock was not affected by the reverse stock split and remains at $0.001 per share. Consequently, on the Company’s balance sheet, the aggregate par value of the issued common stock was reduced by reclassifying the par value amount of the eliminated shares of common stock to Additional Paid-in Capital. The Company will pay cash in lieu of any fractional shares to which a holder of common stock would otherwise be entitled as a result of the reverse stock split. The number of authorized shares of common stock will be reduced from 6 billion to 1 billion. The exchangeable shares of JDS Uniphase Canada Ltd., a subsidiary of the Company listed on the Toronto Stock Exchange, took effect a comparable reverse stock split at the same ratio of 1-for-8. The reverse split will reduce the number of exchangeable shares outstanding from approximately 51 million to approximately 6 million. All per share amounts and outstanding shares, including all common stock equivalents (stock options, other equity incentive awards, equity compensation plans and convertible notes) have been restated in the Consolidated Condensed Financial Statements and in the Notes to the condensed Consolidated Financial Statements for all period presented to reflect the reverse stock split.

In September 2006, the Company signed an agreement to sell its Santa Rosa, California campus, comprised of 13 buildings with approximately 492,000 square feet, for approximately $43.5 million. In connection with the sale the Company signed an agreement to lease back 6 buildings with approximately 274,000 square feet for up to 10 years. The purchaser decided not to pursue the acquisition and allowed the agreement to expire on October 27th, 2006. The Company has commenced discussions with other interested potential purchasers.

In October 2006, the Company purchased all of the intellectual property, including all patents and patent applications of Metconnex Canada, Inc. and Metconnex US Corp., a developer of wavelength selective switch (WSS) modules for $2.5 million in connection with an insolvency proceeding. In connection with the acquisition, the parties agreed to settle and dismiss all pending litigation, including litigation commenced by JDSU against Metconnex and certain of its officers and employees for alleged violation of JDSU patent and intellectual property rights.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q which are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. A forward-looking statement may contain words such as “anticipates that,” “believes,” “can impact,” “continue to,” “estimates,” “expects to,” “intends,” “may,” “plans,” “potential,” “projects,” “to be,” “will be,” “will continue to be,” “continuing,” “ongoing,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements regarding: our belief that the adoption of SAB 108, SFAS 158, SFAS 154 and EITF 06-3 will not have a material impact on our financial statements; our expectation that our acquisition of Test-Um will establish us as a leader in the growing market for home and enterprise network testing; our expectation that the acquisition of Test-Um will solidify our leadership position in the rapidly growing market for tunable lasers and transponders, offer an optimal path to high volume high yield tunable, pluggable solutions; our expectation that the combined portfolio of products and services will enhance the deployment of internet Protocol (IP) based data, voice and video services over optical long haul, metro, fiber-to-the home, DSL and cable networks; our expectation that the estimates and assumptions related to the purchase price of Test-Um is subject to change; our expectation that goodwill assigned to the Communications Test & Measurement segment is not expected to be deductible for tax purposes; our expectation that the purchase of Agility Communications will further expand our product offerings to service providers for their agile networks; our expectation that the estimates and assumptions related to the purchase price of Agility Communications is subject to change; our expectation that goodwill assigned to the Optical Communications segment is not expected to be deductible for tax purposes; our expectation to be a leading provider of test instruments, systems and services for reliable, cost-effective deployment of IP based data, voice and video products and services over broadband networks due to the acquisition of Acterna; our expectation that our indemnification claims against the Acterna former security holders may exceed $50.4 million, and that if the tax liability is greater than the amount indemnified we expect that the excess will be accounted for as additional goodwill; our expectation that acquiring PPS will diversify our customer base, create opportunities in new markets and industries as well as expand our investments in future optical technologies and strengthen our vertically integrated products portfolio; our intention to review goodwill related to the PPS transaction at least annually for impairment or more frequently if impairment indicators arise, in accordance with SFAS 142; our expectation that goodwill associated with the PPS transaction is not expected to be deductible for tax purposes; our commitment to the OEM laser business and intention to significantly strengthen our portfolio in the higher growth diode-pumped solid-state laser market; our expectation that goodwill related to the Lightwave Electronics Corporation acquisition is not expected to be deductible for tax purposes; our estimate that we will need to invest an additional $4.5 million in research and development during the remainder of fiscal year 2007 to develop IPR&D into commercially viable products; our ability to accurately write down inventory appropriately; our obligation to register as a producer in certain European Union countries and incur financial responsibility with respect to products sold within the European Union; our efforts to focus on RoHS compliance and the possibility of incurring substantial costs to change our manufacturing process, redesign or reformulate and obtain substitute components for our products that are deemed covered products under the RoHS directive; the fact that we may be required to repurchase the Senior Convertible Notes issued on May 17, 2006 and June 5, 2006 or convert them into shares of common stock; our obligation to purchase all or a portion of the Convertible Debt Notes on each of May 15, 2013, May 15, 2016 and May 15, 2021; our obligation to repurchase the Zero Coupon Senior Convertible Notes issued on October 31, 2003, and November 15, 2008; our obligation to convert the Senior Convertible Notes issued on October 31, 2003 into common stock; our obligation to pay severance and benefits through the second quarter of 2007 and lease costs by the first quarter of 2011; our intention to maintain the tax valuation allowance until sufficient positive evidence exists to support reversal of some or all of it; our belief that we have adequately provided for any tax adjustments that may result from tax audits; our expectation of incurring certain costs related to stock option activity through the fiscal year 2010 for stock options granted September 30, 2006; our statement that we do not anticipate paying any dividends in the near future; our legal obligation to contribute $0.1 million into our pension plan in 2007; our expectation to contribute $0.2 million into our other post retirement benefits plan pro-rata throughout the fiscal year 2007; our expectation to complete the transfer and wind down of production at Ottawa in the second quarter of fiscal 2007; our estimation that we will incur non-recurring and restructuring charges related to the transfer and wind down of the Ottawa production site of approximately $17 million through completion; our belief that the tax audits will not have a materially adverse effect on our financial position, cash flows or overall trends in results of operations; our belief that the Derivative, OCLI and SDL Shareholder, and ERISA actions, individually or in the aggregate, are without merit and that the expense of defending such actions have been costly and will continue to be costly, and could be quite significant and may not be covered by our insurance policies; our belief that the litigation arising out of the ordinary course of business will not have a materially adverse impact on our financial position, results of operations or statements of cash flows; our continued commitment to enabling broadband and optical innovation in communications and commercial markets; our belief that we are a leading provider of innovation optical solutions for medical/environmental instrumentation, semiconductor processing, display, document and brand authentication, aerospace, defense and decorative applications; our belief that we are leading provider of communications test and measurement solutions and optical products for telecommunications service providers, cable operators and network equipment manufacturers; our expectation that higher customer concentration, attendant pricing pressure and other effects on our communications markets will remain for the foreseeable future; the possibility that we may need to spend considerable resources to design and develop new product; our belief that system designs must first be initiated at the carrier level, communicated to the systems provider and then communicated to us and our competitors; our belief that seasonality will continue for the foreseeable future and will impact our Communications Test & Measurement financial results, our overall product mix and financial performance; our belief that certain equipment under multiple-element arrangements are not considered software related and would therefore be excluded from the scope of AICPA SOP 97-2; our inability to predict changes in the financial condition of our customers, our estimates of the recoverability of our trade receivables; our expectation to continue to make investments in privately held companies as well as venture capital investments for strategic and commercial purposes; our expectation that we will continue to experience sales price reductions and/or inventory write-downs as a result of excess and obsolete inventory; our obligation to pay warranty accruals if unforeseen technical problems arise; our expectation that estimates with regard to restructuring plans will require us to record additional employment benefit provisions; our estimates related to pension and other postretirement benefits may change in the future; our ability to predict future revenue, profitability and general financial performance and that could create quarter over quarter variability in one or more of our financial measures; our expectation that the communications industry will continue to consolidate; our expectation that until our program of North American assembly transitions are completed, these activities will continue to present additional supply chain and product delivery disruption, yield and quality concerns and increased costs; our expectation that the introduction of new products will continue to incur relatively high start-up costs and increased yield and product quality issues; our intention to aggressively address our SG&A expenses and reduce these expenses as and when opportunities arise; our expectation of increased SG&A expenses related to completion of the integration of Acterna, particularly with respect to business infrastructure and systems matters; our expectation to incur additional SG&A expenses as we continue to add additional corporate accounting and finance staff as well as address the requirements of Section 404 of the Sarbanes Oxley Act of 2002; our inability to ensure that the SG&A expenses will decline in the future; our intention to develop a cost structure (including our SG&A expense), which will lead to profitability under current and expected revenue levels; our intention to further reduce costs through targeted, customer driven restructuring events intended to consolidate and rationalize the manufacture of our products based on core competencies and cost efficiencies; our expectation that international customers will continue to be an important part of our overall net revenue and an increasing focus for net revenue growth; our belief that our existing cash balances and short-term investments will be sufficient to meet our liquidity and capital spending requirements at least through the next 12 months; the fact that we may enter into foreign currency forward contracts to protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates; our inability to completely protect against the risks associated with foreign currency fluctuations; our expectation to rely on a limited number of customers for a significant portion of our revenues for each period for the foreseeable future; our belief that the telecommunications industry has entered a period of consolidation; our belief that we will continue to experience periodic difficulties (such as delays, interruptions and quality problems) associated with products we have transferred to contract manufacturers; our belief that these delays may result in customer dissatisfaction and additional cost; the belief that our future depends, in part, on our ability to attract and retain key personnel, continued contributions of our executive management team and other key management and technical personnel; our recruiting efforts for our corporate and operations finance teams; our reliance on our ability to use stock options and other forms of stock-based compensation as a key component of our executive and employee compensation structure; our expectation that the costs of the evaluating our current trade compliance practices and implementation of any resulting improvements will not have a material adverse effect on our operating results or business; our expectation to expand our research and development activities in China; our continued efforts to increase the scope and extent of our manufacturing operations in our Shenzhen facilities and our expectation that our ability to operate successfully in China will become increasingly important to our overall success; the expectation that we will incur additional costs to transfer product lines to our facilities located in China; our intention to export a majority of the products manufactured at our facilities in China; our expectation to make significant investments to enable our future growth, grow our business through business combinations or other acquisitions of businesses products or technologies and continue to evaluate and explore strategic opportunities as they arise; our expectation that Asian, and particularly Chinese, competition will increase across our portfolio; our expectation that we will continue to experience sales price reductions and/or inventory write-downs as a result of excess and obsolete inventory; our belief that adequate amounts have been provided for any adjustments that may result from examinations from federal, state and foreign tax audits; our belief that our revenue must continue to increase substantially in the future for us to be profitable; our expectation that gains and losses will be offset by re-measurement gains and losses on the foreign currency dominated assets and liabilities.

Management cautions that forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in such forward-looking statements. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, including, without limitation, the following: uncertainties surrounding the impact of consolidation of our customer base on revenues; uncertainties as to the effects of our adoption of certain accounting policies; our inability to accurately and timely complete valuation analyses in connection with our acquisitions; uncertainties regarding our market strength after acquiring Test-Um, Agility, Acterna, PPS and Lightwave Electronics Corporation; our limited ability to perceive or predict market trends; inability to align our operations with customer demand and the changes affecting our industry; unanticipated costs associated with our cost reduction programs; difficulties related to predicting financial performance for future periods; inaccurate assumptions regarding our ability to establish ourselves in the market for home and enterprise network testing; inaccurate assumptions regarding our ability to expand our product offerings to service providers for their agile networks; inaccurate estimates regarding the amount of additional investment needed to develop IPR&D during the remainder of the fiscal year 2007; inaccurate process for tracking inventory; unsuccessful efforts to improve our execution and design and introduce products that meet customer’s future needs and to manufacture such products at competitive costs; decreases in our product portfolio and revenues; immaterialized customer and market penetration resulting from our recent acquisitions; the diversion of our management’s time with respect to the integration of acquisitions; lack of resources set aside for investment in R&D; unanticipated expenses related to litigation, dispute related settlements, accruals, integration from acquisitions and compliance measures related to the Sarbanes-Oxley Act of 2002; inaccurate assessment that our tax liability as a result of acquisitions and tax audits will be minimally impacted; greater than anticipated tax exposure; difficulties in integrating technology acquired through acquisitions with our own product lines; unexpected impairment of goodwill associated with our acquisitions of Acterna, Agility, Test-Um, PPS and Lightwave Electronics Corporation; defects in our process for establishing inventory reserves; greater than anticipated tax assessments associated with current audits; a lack of cash necessary to make required contributions to pension plans; delays in bringing products to market due to development problems; difficulties in developing new products; inability to maintain valuation allowance; a lack of cash necessary to pay off holders of the Zero Coupon Senior Convertible Notes and Senior Convertible Notes; greater than anticipated costs related to estimated amortization of stock options granted as of September 30, 2006; excessively high costs in the future related to enhancing our existing systems; significant changes in customer preferences; the possibility that competitors will introduce products faster than us; unanticipated difficulties in building close working relationships with partners; decreased sales from customers outside of North America than anticipated; product defects sustained as a result of deployment in a variety of demanding environments; inability to obtain new orders from major customers; unanticipated difficulties associated with increasing the scope and extent of our operating facilities in China; the variability of our manufacturing yields; failure to obtain the required approvals from governmental authorities in China; unanticipated difficulties in managing our inventory; failure to adequately protect our intellectual property; substantial technological changes in the communications test and measurement solutions market; a lack of the required resources to invest in the development of new products; the viability of legal claims brought against us; our failure to accurately predict the effect of the ultimate outcome of claims on our business, financial condition or results of operations; lower than expected revenues; the risk that we may be required to expend more cash in the future than anticipated; the timing of orders; an unanticipated lack of resources to invest in private companies; changing market conditions; uncertainties of the assumptions regarding anticipated valuation allowance; insufficient cash balances and short-term investments; greater than anticipated costs associated with post-acquisition in-process research and development projects; uncertainties as to the future level of sales and revenues; unanticipated budgetary constraints; subjection to greater than anticipated environmental liabilities; unexpected third party indemnification claims; failed efforts to recruit experienced accounting and financial reporting personnel; the need to write-off any inventory that is not RoHS compliant; unanticipated difficulties in the remediation of internal control deficiencies; inability to complete the remediation of internal controls in a timely fashion and other factors set forth in “Risk Factors” and elsewhere herein. Further, our future business, financial condition and results of operations could differ materially from those anticipated by such forward-looking statements and are subject to risks and uncertainties including the risks set forth above and in Part II, Item 1A “Risk Factors” set forth in this Form 10-Q. Moreover, neither we assume nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. Forward-looking statements are made only as of the date of this Report and subsequent facts or circumstances may contradict, obviate, undermine or otherwise fail to support or substantiate such statements. We are under no duty to update any of the forward-looking statements after the date of this Form 10-Q to conform such statements to actual results or to changes in our expectations.

In addition, Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the year ended June 30, 2006.

RECLASSIFICATIONS AND OUT OF PERIOD ADJUSTMENTS

For the quarterly period ended September 30, 2006, we recorded adjustments related to inventory reserve, accounting for inventory variances and restructuring. The corrections resulted in $2.6 million of additional cost of sales and operating expense in our first quarter related to prior quarters. Management and the Audit Committee believe that such amounts are not material to previously reported financial statements. These adjustments resulted in $0.01 additional net loss per share for the three months ended September 30, 2006.

For the quarterly period ended September 30, 2005, we recorded adjustments related to the under accrual of asset retirement obligations for several of our leased facilities and the allocation of rent expense over the term of certain leases. The corrections resulted in $7.0 million of additional operating expenses in our first quarter related to prior quarters and years. Management and the Audit Committee believe that such amounts are not material to previously reported financial statements. These adjustments resulted in $0.04 additional net loss per share for the three months ended September 30, 2005.

OUR INDUSTRIES AND QUARTERLY DEVELOPMENTS

We are committed to enabling broadband and optical innovation in the communications and commercial markets. We are also a leading provider of communications test and measurement solutions and optical products for telecommunications service providers, cable operators, and network equipment manufacturers. Furthermore, we are a leading provider of innovative optical solutions for medical/environmental instrumentation, semiconductor processing, display, document and brand authentication, aerospace, defense, and decorative applications. We currently employ approximately 7,200 employees worldwide.

Our Optical Communications segment consists generally of:

•	Optical components and modules sold to OEM suppliers of enterprise and storage solutions such as Cisco, Sun Microsystems, Hewlett-Packard, Emulex, QLogic, McData, and EMC.

•	Optical components, modules, and subsystems sold to OEM providers to communications network carriers such as Nortel, Lucent, Alcatel, Ciena, Cisco, Fujitsu, Siemens, and Huawei.

Our Communications Test & Measurement segment consists generally of:

•	Field test instrumentation and software used in the installation, provisioning, and maintenance of broadband voice, video, and data communication services for customers such as AT&T, Deutsche Telecom, Comcast, Telefonica, China Telecom, and Verizon.

•	Manufacturing and lab test platforms used in the design, performance, and interoperability testing of network equipment for all major and emerging core, metro, cable, and access network technologies for customers such as Lucent, Nortel, Alcatel, Motorola, Siemens, and Cisco.

•	Network and service assurance systems used to monitor and troubleshoot network performance and to optimize quality of service for customers such as British Telecom, Time Warner, Bell South, and Bell Canada.

Our Advanced Optical Technologies segment consists generally of:

•	Custom, high precision coated optics used in medical/environmental instrumentation, office equipment, consumer electronics, and optical sensors for aerospace and defense applications.

•	Light interference and diffractive microflake technology used for security in currencies and other documents, anti-counterfeiting applications, and decorative surface treatments.

Our Lasers business unit consists generally of:

•	Laser components and subsystems used in biotech instrumentation, semiconductor inspection, electronic material processing, remote sensing, and precision marking and micromachining.

•	The Photonic Power delivery system is used to drive sensors, gauges, actuators, low power communications devices, nanotechnology, and other electronic devices.

Overall, our optical communications markets are notable for, among other things, their high concentration of customers at each level of the industry, extremely long design cycles, and increasing competition from Asian (principally China-based) suppliers. One consequence of a highly concentrated customer base and increasing Asian competition is systemic pricing pressure at each level of the industry. Large capital investment requirements, long return on investment periods, uncertain business models, and complex and shifting regulatory hurdles, among other things, currently combine to limit opportunities for new carriers and their system suppliers to emerge. Thus, we expect that high customer concentration, attendant pricing pressure, and other effects on our communications markets will remain for the foreseeable future. Long design cycles mean that considerable resources must be spent to design and develop new products with limited visibility relative to the ultimate market opportunity for the products (pricing and volumes) or the timing thereof.

As a supplier of components and modules to this industry, we feel the effects acutely as system designs must first be initiated at the carrier level, communicated to the systems provider, and then communicated to us and our competitors. During system design periods, shifts in economic, industry, customer, or consumer conditions could and often do cause redesigns, delays, or even cancellations to occur with their related costs to those involved. Communications industry design cycles are often challenging for companies without the financial and infrastructural resources to sustain the long periods between project initiation and revenue realization.

The advanced optical technologies markets and the laser business, while more diverse, share some of the customer concentration and design cycle attributes of our communications markets.

We are working aggressively on a strategy to expand our products, customers, and distribution channels for several of our core competencies in these areas to, among other things, reduce our exposure to customer concentration and long design cycles across our company. As part of this strategy, we have expanded into the Communications Test & Measurement segment, which has expanded our customer base and distribution significantly.

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

On November 30, 2005, we completed the acquisition of Agility Communications, Inc. (“Agility”), a leading provider of widely tunable laser solutions for optical networks, which is included in Optical Communications.

On May 4, 2006, we completed the acquisition of Test-Um Inc. (“Test-Um”), an industry-leading provider of home networking test instruments for the FTTx and digital cable markets, which is included in Communications Test & Measurement.

Major business developments during the first quarter of fiscal 2007 include:

•	Net revenue in the first fiscal quarter of 2007 increased 23%, or $59.8 million, to $318.1million from $258.3 million in the first fiscal quarter of 2006. Net revenue in the first quarter of fiscal 2007 consisted of $138.0 million, or approximately 43% of net revenue, from Optical Communications, $116.8 million, or approximately 37% of net revenue, from Communications Test & Measurement, $39.3 million, or approximately 12% of net revenue, from Advanced Optical Technologies, and $24.1 million, or approximately 8% of net revenue, from Lasers. Communications Test & Measurement net revenue includes $(0.1) million of deferred revenue that is eliminated from consolidated revenue as a result of purchase accounting adjustments.

•	Gross margin as a percentage of net revenue in the first quarter of fiscal 2007 increased to 31% from 17% in the same period a year ago. The year over year improvement in gross margin was primarily related to the addition of Communications Test & Measurement, an increase in Optical Communications’s sales volume, and the impact of our on-going manufacturing cost reduction programs.

•	Our combined research and development (“R&D”) and selling, general and administrative (“SG&A”) expenses, as a percent of net revenue, decreased slightly to 39% in the first quarter of fiscal 2007, from 40% in the first quarter of fiscal 2006.

RECENT ACCOUNTING PRONOUNCEMENTS

SAB 108

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. We are currently assessing the impact of adopting SAB 108 but do not expect that it will have a material effect on our consolidated financial position or results of operations.

SFAS No. 157

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), to provide enhanced guidance when using fair value to measure assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 applies whenever other pronouncements require or permit assets or liabilities to be measured at fair value and, while not requiring new fair value measurements, may change current practices. We are currently evaluating the impact SFAS 157 will have on our consolidated financial statements. SFAS 157 is effective beginning in fiscal year 2009.

SFAS No. 158

In September 2006, FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in Accumulated Other Comprehensive Income, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be our fiscal year end. Presently, we use June 30 to measure our pension and postretirement benefit plans. SFAS 158 is effective for publicly-held companies as of the end of the fiscal year ending after December 15, 2006, except for the measurement date provision, which is effective for fiscal years ending after December 15, 2008. We will implement SFAS 158 in the fourth quarter of this fiscal year and expect that the implementation will result in a change in the pension liability stated on the balance sheet to record previously unrecognized actuarial gains.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a description of the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K filed with the SEC. There have been no changes to our critical accounting policies since June 30, 2006.

RESULTS OF OPERATIONS

The results of operations for the current period are not necessarily indicative of results to be expected for future years. The following table summarizes selected Consolidated Statement of Operations items (in millions, except for percentages):

	Three Months Ended September 30,		Change	Percentage Change
	2006	2005
Net revenue	$318.1	$258.3	$59.8	23%

Gross profit	$98.0	$44.0	$54.0	123%
Percentage of net revenue	31%	17%

Research and development	$40.0	$33.7	$6.3	19%
Percentage of net revenue	13%	13%

Selling, general and administrative	$83.0	$70.4	$12.6	18%
Percentage of net revenue	26%	27%

Amortization of other intangibles	$6.4	$4.7	$1.7	36%
Percentage of net revenue	2%	2%

Acquired in-process research and development	$—	$19.6	$(19.6)	100%
Percentage of net revenue	0%	8%

Reduction of other long-lived assets	$0.1	$6.0	$(5.9)	100%
Percentage of net revenue	0%	2%

Restructuring charges	$5.2	$4.8	$0.4	8%
Percentage of net revenue	2%	2%

Net Revenue:

Net revenue in the first quarter of fiscal 2007 increased 23%, or $59.8 million, to $318.1 million from $258.3 million in the first quarter of fiscal 2006. The increase is primarily due to recent acquisitions and an increase in demand of our agile optical network (“AON”) products, including Reconfigurable Optical Add / Drop Multiplexers (ROADM), optical switches, blockers, and tunables. Revenue growth also includes increased demand for Modules, Core, Submarine, Passive Components and Lasers. Recent acquisitions include Acterna in August 2005, Agility in November 2005, and Lightwave in May 2005. The increase in net revenue was partially offset by a decrease in net revenue in our custom optics business unit due to our decision to exit non-core and unprofitable product lines.

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

Gross Profit:

Gross profit in the first quarter of fiscal 2007 increased 123%, or $54.0 million, to $98.0 million from $44.0 million in the first quarter of fiscal 2006.

The year over year increase of $54.0 million is primarily due to the addition of Communications Test & Measurement and additional gross profit in Optical Communications primarily from an increase in sales volume and savings from our on-going manufacturing cost reduction programs. This increase in gross profit was partially offset by an increase in amortization expense of acquired developed technologies and of the sale of stepped up inventory acquired from Acterna in August 2005 and Agility in November 2005. Gross profit excluding amortization expense of acquired developed technologies in the first quarter of fiscal 2007 increased 109%, or $56.3 million, to $107.9 million from $51.6 million the same quarter a year ago.

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

Research and Development (“R&D”) and Selling, General and Administrative (“SG&A”):

R&D and SG&A expenses in the first quarter of fiscal 2007 increased 19%, or $18.9 million to $123.0 million, from $104.1 million in the comparable period in fiscal 2006. The increase is primarily a result of the inclusion of a full quarter of spending for the acquisitions of Acterna and Agility completed in fiscal 2006. This increase was offset by lower spending in the Advanced Optical Technologies segment due to program reductions and the Optical Communications segment on lower headcount and other program-related spending.

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

We intend to continue to aggressively address our SG&A expenses and reduce these expenses as and when opportunities arise. We have in the recent past experienced, and expect to continue to experience in the future, certain non-core expenses, such as litigation and dispute related settlements and accruals, which could increase our SG&A expenses, and impair our profitability expectations, in any particular quarter. We are also increasing SG&A expenses in the near term to complete the integration of Acterna, particularly with respect to business infrastructure and systems matters. None of these non-core expenses, however, is expected to have a material adverse impact on our financial condition. Also, we expect to incur additional SG&A expenses as we continue to add additional corporate accounting and finance staff as well as address the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, in particular, our remediation of internal control weaknesses identified in our Annual Report on Form 10-K for fiscal 2006 and the transition of Acterna into the scope of our assessment. There can be no assurance that our SG&A expense will decline in the future or that, more importantly, we will develop a cost structure (including our SG&A expense), which will lead to profitability under current and expected revenue levels.

Amortization of Other Intangibles:

Amortization expense for the three months ended September 30, 2006 increased 36% compared to the same period a year ago. This is primarily due to the increase in our intangible assets subject to amortization as a result of our acquisitions of Acterna in the first quarter and Agility in the second quarter of fiscal 2006.

Based on the carrying amount of other intangibles as of September 30, 2006, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Years Ended June 30,
Remainder of 2007	$50.1
2008	54.5
2009	51.1
2010	49.4
2011	47.5
Thereafter	96.5

Total amortization	$349.1

Acquired In-Process Research and Development:

There were no IPR&D expenses during the three months ended September 30, 2006. During the three months ended September 30, 2005, we incurred $19.6 million of in-process research and development (“IPR&D”) in connection with our purchase of Acterna in the same quarter. In accordance with generally accepted accounting principles, this IPR&D amount was expensed on the acquisition date as the acquired technology had not yet reached technological feasibility and had no future alternative uses.

Reduction of Other Long-Lived Assets:

During the three months ended September 30, 2006 and 2005, we recorded $0.1 million and $6.0 million reductions of the carrying value of our other long-lived assets, respectively.

Assets Held and Used:

During the three months ended September 30, 2006, we recorded an impairment charge of $0.7 million for certain assets related to Rochester Minnesota in accordance with SFAS 144. During the three months ended September 30, 2005, we designated $1.0 million of equipment formally utilized in our Santa Rosa, California manufacturing facility for disposal.

Assets Held for Sale:

During the three months ended September 30, 2006 and 2005, no assets classified as held for sale were reduced in value.

Sale of Assets:

During the three months ended September 30, 2006, we recorded a gain of $0.6 million for the sale and disposal of assets. During the three months ended September 30, 2005, we recorded losses of $5.5 million on the sale of assets of which $4.9 million was related to the sale of our front surface mirror business.

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

During the first quarter of fiscal 2007, we recorded $5.2 million in restructuring charges which included $0.7 million in expense for severance and benefits, $5.8 million for manufacturing transfer cost and $(1.3) million adjustment to reflect modified lease term on a restructured facility. Ten employees were notified for termination, 1 in manufacturing, 4 in research and development and 5 in selling, general and administrative functions. All of these 10 notified employees were located in North America. As of September 30, 2006, no employees had been terminated. Severance and benefits are scheduled to be paid through the second quarter of fiscal 2007. Payments related to severance and benefits are expected to be paid off by the first quarter of fiscal 2008 and payments related to lease costs are expected to be paid by the first quarter of fiscal 2011. We expect to incur approximately $1.6 million of charges in the second quarter of fiscal 2007, which will be recognized as the services are performed and actions occur.

During the third quarter of fiscal 2006, we recorded $0.6 million of expense to adjust certain severance and benefits and amortize retention benefits related to prior periods’ restructuring events. We also recorded $6.1 million for lease termination expenses and $2.0 million for expenses associated with the transfer of manufacturing operations.

During the third quarter of fiscal 2006, we relocated our executive offices to Milpitas, California as our former facilities in San Jose, California no longer accommodated the needs of the organization. In addition, we entered into an agreement with the landlord of our former executive offices and two adjacent previously restructured manufacturing facilities to settle the remaining obligations under the leases of those facilities. In the third quarter of fiscal 2006 we recorded $5.7 million of net expenses associated with the transfer of our executive offices and subsequent settlement of the remaining lease obligations of the facility and adjacent previously restructured manufacturing facilities.

During the second quarter of fiscal 2006, we announced the transition of products manufactured at our Ottawa, Canada site to other Company facilities and to the facilities of our contract manufacturing partners. During the third quarter of fiscal 2006, we entered into an agreement with Fabrinet, one of our contract manufacturers, to transfer the manufacturing operations located in Ottawa, Canada to Company facilities in Shenzhen, China and St. Etienne, France. In addition, certain manufacturing operations were transferred to Fabrinet facilities in Thailand. In the third quarter of fiscal 2006, we recorded $2.0 million of expenses associated with the transfer of Ottawa manufacturing operations. We anticipate completing the transfer and wind down of production at Ottawa in the second quarter of fiscal 2007 and estimate actual restructuring and non-recurring charges will total approximately $17 million through completion.

During the second quarter of fiscal 2006, we recorded $12.8 million in expense for severance and benefits and $2.1 million to adjust accruals on restructured leases. Eight hundred twenty nine employees were notified for termination, 709 in manufacturing, 78 in research and development and 42 in selling, general and administrative functions. Eight hundred twenty four terminated employees were located in North America and 5 in Europe. As of September 30, 2006, 577 employees had been terminated. Severance and benefits are scheduled to be paid through the second quarter of fiscal 2007.

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

Our ability to generate sublease income, as well as our ability to terminate lease obligations at the amounts estimated, is highly dependent upon the economic conditions, particularly commercial real estate market conditions in certain geographies, at the time we negotiate the lease termination and sublease arrangements with third parties as well as the performances by such third parties of their respective obligations. While the amount we have accrued represents the best estimate of the remaining obligations we expect to incur in connection with these plans, estimates are subject to change. Routine adjustments are required and may be required in the future as conditions and facts change through the implementation period. Our restructuring obligations are net of sublease income or lease settlement estimates of approximately $8.3 million. If adverse macroeconomic conditions continue, particularly as they pertain to the commercial real estate market, or if, for any reason, tenants under subleases fail to perform their obligations, we may be required to reduce estimated future sublease income and adjust the estimated amounts of future settlement agreements, and accordingly, increase estimated cost to exit certain facilities. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2010.

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

Interest and Other, Net:

During the three months ended September 30, 2006, net interest and other income increased by $14.7 million compared to the same period a year ago. The increase was primarily due to 1) receipt of $5.1 million related to a non interest bearing note convertible into preferred stock received from the settlement of a contract dispute for which no value was ascribed at the time of the settlement, 2) higher interest income of approximately $7.1 million due to higher cash balances from the issuance of $425 million of Senior Convertible Notes, and 3) the absence of net foreign exchange loses of approximately $2.9 million that occurred in the three months ended September 30, 2005.

Gain on Sale of Investments:

The net gain on sale of investments of $0.3 million recorded during the three months ended September 30, 2006 was primarily due to the sale of the reminder of our investment in MEMSCAP common stock.

The net gain on sale of investments of $33.3 million recorded during the three months ended September 30, 2005 was primarily due to the sale of half of our 25% ownership in ADVA Optical Networking (“ADVA”) for a gain of $28.9 million and the sale of our ownership of Nortel for a gain of $4.4 million.

Reduction in Fair Value of Investments:

We regularly evaluate the carrying value of our investments. When the carrying value of an investment exceeds the fair value and the decline in value is deemed to be other-than-temporary, we write down the investment to its fair value. During the three months ended September 30, 2006 and 2005, we recorded other-than-temporary reductions in fair value of certain non-marketable investments of zero and $2.3 million, respectively.

Income (Loss) on Equity Method Investments:

Our active equity method investments include two venture capital funds and one direct investment. During the three months ended September 30, 2006 and 2005, we recorded income of $0.1 million and loss of $0.4 million, respectively, as our pro rata share of net income or loss in our equity method investments.

Income Tax Expense (Benefit):

We recorded an income tax benefit of $1.1 million for the three months ended September 30, 2006, as compared to an income tax expense of $5.5 million for the three months ended September 30, 2005.

The income tax benefit recorded for the three months ended September 30, 2006 primarily relates to the tax benefit associated with year-to-date losses incurred in certain jurisdictions for which the tax benefit is expected to be realized during the current fiscal year pursuant to FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods,” net of a $0.6 million deferred tax expense associated with tax amortization of goodwill for which no financial statement amortization has occurred. The income tax benefit recorded differs from the expected tax benefit that would be calculated by applying the federal statutory rate to our loss before income taxes primarily due to the increases in valuation allowance for deferred tax assets attributable to our domestic and foreign losses from continuing operations.

The income tax expense recorded for the three months ended September 30, 2005 primarily relates to a $3.6 million non-cash charge associated with the reversal of tax benefits recognized in prior periods relating to the sale of certain marketable securities and a

$0.7 million deferred tax expense associated with tax amortization of goodwill for which no financial statement amortization has occurred. The income tax expense recorded differs from the expected tax benefit that would be calculated by applying the federal statutory rate to our loss before income taxes primarily due to the increases in valuation allowance for deferred tax assets attributable to our domestic and foreign losses from continuing operations, the $3.6 million non-cash charge associated with the sale of certain marketable securities, and foreign and state income taxes.

We have recorded deferred tax assets as of September 30, 2006 only to the extent that we believe it is more likely than not that these deferred tax assets will be realized. We have provided a full valuation allowance on the remainder of our deferred tax assets since we believe it is more likely than not that these deferred tax assets will not be realized. We intend to maintain the valuation allowance until sufficient positive evidence exists to support reversal of some or all of the allowance. In addition, the occurrence of negative evidence with respect to deferred tax assets which currently have no valuation allowance could result in an increase in the valuation allowance in a future period. Our income tax expense (benefit) recorded in the future will be reduced or increased in the event changes to the valuation allowance are required.

We are currently subject to various federal, state and foreign audits by taxing authorities. We believe that adequate amounts have been provided for any adjustments that may result from these examinations; however, it is possible that the final outcomes may differ materially from our current estimates.

Operating Segment Information:

The following table summarizes revenue by operating segment for the three months ended September 30, 2006 and 2005 (in millions except for percentages):

	Three Months Ended September 30,		Change	Percentage Change
	2006	2005
Optical Communications
Revenue	$138.0	$100.5	$37.5	37%
Operating income (loss)	2.2	(16.7)	18.9	113%

Communications Test & Measurement
Revenue	116.8	95.4	21.4	22%
Operating income	6.8	19.6	(12.8)	-65%

Advanced Optical Technologies
Revenue	39.3	44.1	(4.8)	-11%
Operating income	11.0	9.8	1.2	12%

All Other, Commercial Lasers
Revenue	24.1	19.2	4.9	26%
Operating income	1.7	0.1	1.6	1600%

Deferred revenue related to purchase as accounting adjustment	(0.1)	(0.9)	0.8	89%

The increase in operating income for Optical Communications during the three month period ended September 30, 2006 reflects the increase in demand for our AON products and the savings from our on-going manufacturing cost reduction programs.

The decrease in operating income for Communications Test & Measurement during the three month period ended September 30, 2006 reflects inter-quarter timing issues with the creation of the Communications Test & Measurement segment with the acquisition of Acterna in August of fiscal 2006 as significant sales volume occurs during the back-half of each quarter and conversion of bookings to revenue during the quarter.

The increase in operating income for Advanced Optical Technologies during the three month period ended September 30, 2006 reflects an increase in net revenue of our Brand Protection and Document Authentication business along with the reduction of the operating cost structure with the exit of unprofitable Custom Optics product lines.

We operate primarily in three geographic regions: Americas, Europe and Asia-Pacific. Net revenue from customers outside the Americas represented 43% and 38% of net revenue for the three months ended September 30, 2006 and 2005, respectively. Net revenue was assigned to geographic regions based on the customers’ shipment locations. We expect revenue from international customers to continue to be an important part of our overall net revenue and an increasing focus for net revenue growth.

During the three months ended September 30, 2006 and 2005, no customer accounted for more than 10% of net revenue

Liquidity and Capital Resources:

As of September 30, 2006, we had a combined balance of cash, cash equivalents, short-term investments and restricted cash of $1,216.0 million, a decrease of $22.6 million from June 30, 2006 primarily due to purchases of property, plant and equipment of $23.3 million. Cash inflows included $5.0 million from the exercise of stock options and the issuance of stock under employee stock plans. Cash outflows included $23.3 million used for purchases of property, plant and equipment and $16.3 million used in operating activities. Cash and cash equivalents decreased by $95.0 million in the three month period ended September 30, 2006, primarily due to the above-referenced items and to an increase in short-term investments of $73.9 million.

Cash used in operating activities was $16.3 million during the three months ended September 30, 2006, primarily due to our net loss of $17.4 million and the net change in operating assets and liabilities of $32.0 million, adjusted for non-cash items including depreciation of $16.6 million, and amortization of $16.3 million.

Cash used in operating activities was $46.4 million during the three months ended September 30, 2005, primarily due to our net loss of $67.0 million, a gain on sale of short term investments of $33.3 million, and a net change in operating assets and liabilities of $14.1 million, adjusted for non-cash items including depreciation of $12.6 million, amortization of $12.3 million, and in process research and development of $19.6 million.

Cash used by investing activities was $84.1 million during the three months ended September 30, 2006, primarily related to purchases of property, plant and equipment of $23.3 million and net purchases of short-term investments of $67.2 million, offset by $5.1 million proceeds from a convertible note settlement.

Cash used by investing activities was $316.9 million during the three months ended September 30, 2005, primarily related to the acquisition of Acterna for $456.6 million, net of cash acquired and purchases of property, plant and equipment of $12.9 million, offset by cash provided by maturities and sales of investments of $157.4 million.

Our investments of surplus cash are made in accordance with an investment policy approved by our Board of Directors. In general, our investment policy requires that securities purchased and held be rated A-1/P-1, A/A2 or better. No security may have an effective maturity that exceeds 36 months, and the average duration of our investment portfolio may not exceed 18 months. At any time, no more than 10% of the investment portfolio may be concentrated in a single issuer other than the U.S. government or U.S. agencies. Our investments in debt securities and marketable equity securities are classified as available-for-sale investments or trading assets and are recorded at fair value. The cost of securities sold is based on the specific identification method. Unrealized gains and losses on available-for-sale investments are reported as a separate component of stockholders’ equity. We did not hold any investments in auction rate securities at September 30, 2006.

Financing activities for the three months ended September 30, 2006 provided cash of $5.0 million, resulting primarily from issuance of our common stock under our employee stock option programs and our Employee Stock Purchase Plan.

Financing activities for the three months ended September 30, 2005 provided cash of $4.7 million, resulting primarily from issuance of our common stock under our employee stock option programs and our Employee Stock Purchase Plan.

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

In November 2005, we completed the acquisition of Agility Communications, Inc. (“Agility”), a leading provider of widely tunable laser solutions for optical networks, for 2,824,768 shares of our common stock with a market value of $54.1 million at the measurement date and $10.7 million in cash. The acquisition is expected to solidify our leadership position in the rapidly growing market for tunable lasers and transponders; offer an optimal path to high volume, high yield, tunable, pluggable solutions when combined with JDSU’s manufacturing scalability; and establish JDSU as the broadest end-to-end agile optical network portfolio provider in the marketplace.

In August 2005, we completed the acquisition of Acterna, Inc. (“Acterna”), a leading worldwide provider of broadband and optical test and measurement solutions for telecommunications and cable service providers and network equipment manufacturers, for approximately $459.3 million in cash and $304.7 million in JDS Uniphase’s common stock, which equated to approximately 25 million shares. The cash payment was made during the first quarter of fiscal 2006. With this acquisition, we become a leading provider of Optical Communications sub-systems and broadband test and measurement systems serving an expended customer base that includes the largest 100 telecommunication and cable services providers, and system manufacturers worldwide. The combined portfolio of products and services are expected to enhance the deployment of internet Protocol (“IP”)-based data, voice and video services over optical long haul, metro, fiber-to-the-home, digital subscriber line (“DSL”) and cable networks. Starting the first quarter of fiscal 2006, the addition of Acterna’s Test & Measurement business comprised a new reportable segment of our business. Please refer to “Note 3. Mergers and Acquisitions” of our Notes to Consolidated Financial Statement.

Employee Stock Options:

Our stock option program is a broad-based, long-term retention program that is intended to attract and retain employees and align stockholder and employee interests. As of September 30, 2006, we have available for issuance 6.4 million shares of common stock underlying options for grant primarily under our 2003 Equity Incentive Plan. The exercise price is generally equal to the fair value of the underlying stock at the date of grant. Options generally become exercisable over a four-year period and, if not exercised, expire from five to ten years post grant date. The majority of our employees participate in our stock option program.

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

Pension and Other Postretirement Benefits

As a result of acquiring Acterna in August 2005, we sponsor pension plans for certain past and present employees in the UK and Germany. JDSU also is responsible for the non-pension postretirement benefit obligation of a previously acquired subsidiary. These plans have been closed to new participants and, except as required by law, have not been funded. SFAS 87 requires that an asset be recognized if the net periodic cost is less than the amounts the employer has contributed to the plan and a liability be recognized if the net periodic pension cost exceeds amounts the employer has contributed to the plan. The funded status of a retirement plan is the difference between the projected benefit obligation and the fair value of its plan assets. The projected benefit obligation is the actuarial present value of all benefits attributed by the plan’s benefit formula to employee service. At September 30, 2006, our pension plans were underfunded by approximately $90.8 million since the projected benefit obligation exceeded the fair value of our plan assets. Similarly, we had accrued $4.4 million in respect of our non-pension postretirement benefit plan. Because the plans have received limited funding in the past, management anticipates future annual contributions to the plans will approximate estimated future benefit payments. These payments have been estimated based on the same actuarial assumptions used to measure our projected benefit obligation and currently are forecasted to range between $4.5 million and $5.5 million per annum.

A key actuarial assumption is the discount rate. Changes in the discount rate impact the interest cost component of the net periodic benefit cost calculation and, due to the fact that the accumulated benefit obligation (“ABO”) is calculated on a net present value basis, changes in the discount rate will also impact the current ABO. Decreases in the discount rate will generally increase pre-tax cost, recognized expense and the ABO. Increases in the discount rate tend to have the opposite effect. In estimating the expected return on plan assets, we consider the historical returns on plan assets, adjusted for forward-looking considerations, inflation assumptions and the impact of the active management of the plan’s invested assets. Reflecting the relatively long-term nature of the plan’s obligations, approximately 67% of the plan’s assets were invested in a diversified portfolio of bonds as of June 30, 2006, with the balance primarily invested in equities. While it is not possible to accurately predict future rate movements, we believe our current assumptions are conservative. Please refer to “Note 14. Employee Defined Benefit Plans” of Notes to Consolidated Financial Statements for further discussion.

Status of Acquired In-Process Research and Development Projects:

We periodically review the stage of completion and likelihood of success of each of the IPR&D projects. The nature of the efforts required to develop the IPR&D projects into commercially viable products principally relates to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements. The current status of the IPR&D projects from our significant acquisitions as of September 30, 2006 is as follows:

Acterna

Acterna, Inc. was acquired in August 2005, and at the time of acquisition was in the process of developing multiple products. We have incurred post-acquisition costs of approximately $25.7 million to date and estimate that additional investment of approximately $4.5 million in research and development will be required during the remainder of fiscal 2007 to complete the IPR&D projects.

Lightwave

Lightwave Electronics Corporation was acquired in April 2005, and at the time of acquisition was in the process of developing multiple diode pumped solid state laser products. We have incurred post-acquisition costs of $3.7 million to date and estimate that additional investment of approximately $3.0 million in research and development will be required during the remainder of fiscal 2007 to complete the IPR&D projects.

E2O

E2O was acquired in May 2004 and was in the process of developing a shortwave Vertical-Cavity Surface-Emitting Laser (“VCSEL”) as of the date of acquisition. We have incurred post-acquisition costs of $3.5 million to date and estimate that an additional investment of approximately $0.4 million in research and development will be required. The project is expected to be completed in the third quarter of fiscal 2007. The differences between the actual outcome noted above and the assumptions used in the original valuation of the technology are not expected to have a significant impact on our results of operations and financial position.

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

Foreign Exchange Risk:

We utilize foreign exchange forward contracts and other instruments, including option contracts, to hedge foreign currency risk associated with foreign currency denominated assets and liabilities, primarily certain short-term intercompany receivables and payables. Our foreign exchange forward contracts and other instruments are accounted for as derivatives whereby the fair value of the contracts are reflected as other current assets or other current liabilities and the associated gains and losses are reflected in interest and other income, net in the Condensed Consolidated Statements of Operations. Our hedging programs reduce, but do not eliminate, the impact of currency exchange rate movements. The gains and losses on those derivatives are expected to be offset by re-measurement gains and losses on the foreign currency denominated assets and liabilities.

The following table provides information about our foreign currency forward and option contracts outstanding as of September 30, 2006. The forward contracts, most with a term of less than 60 days, were transacted near month end; therefore, the fair value of the contracts is approximately zero.

(in millions)	Contract Amount (Local Currency)	Contract Amount	Fair Value at September 30, 2006
Canadian Dollar (contracts to sell CAD/ buy USD)	(CAD 17.9)	$16.1	$—
Chinese Renminbi (contracts to sell CNY/ buy USD)	(CNY 455.3)	57.7	—
British Pound (contracts to buy GBP/ sell USD)	GBP 6.6	(12.5)	—
Euro (contracts to sell EUR/ buy USD)	(EUR 43.7)	55.7	—
Singapore Dollar (contracts to sell SGD/buy USD)	(SGD 13.4)	8.5	—
Mexican Dollar (contracts to buy MXN/sell USD)	MXN 12.5	(1.1)	—

Total USD notional amount of outstanding Foreign Exchange Contracts		$124.4

Net unrealized gain (loss) on derivative financial instruments			$—

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

Investment and Interest Rate Risk:

We maintain an investment portfolio in a variety of financial instruments, including, but not limited to, U.S. government and agency bonds, corporate obligations, money market funds, asset-backed securities, and other investment-grade securities. The majority of these investments pay a fixed rate of interest. The securities in the investment portfolio are subject to market price risk due to changes in interest rates, perceived issuer creditworthiness, marketability, and other factors. We also own a minority equity investment in a publicly-traded company, the value of which is subject to market price volatility. These investments are generally classified as available-for-sale and, consequently, are recorded on our balance sheets at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity.

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

Convertible Debt

The fair market value of the Zero Coupon Senior Convertible Notes and the 1% Senior Convertible Notes is subject to interest rate and market price risk due to the convertible feature of the notes and other factors. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair market value of the notes will also increase as the market price of JDSU stock rises and decrease as the market price of the stock falls. Interest rate and market value changes affect the fair market value of the notes but do not impact our financial position, cash flows or results of operations. Based on quoted market prices, as of September 30, 2006 and June 30, 2006, the fair market values of the $475 million Zero Coupon Senior Convertible Notes were approximately $435.4 million and $441.3 million and the fair market values of the $425 million 1% Senior Convertible Notes were $373.5 million and $392.5 million, respectively.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

As disclosed in our Annual Report on Form 10-K, there were control deficiencies resulting in adjustments, including audit adjustments recorded in the quarterly financial statements for the first three quarters of fiscal 2006. Process and control improvements have been implemented and additional key resources have been hired, however, we will continue to consider our disclosure controls and procedures not effective until testing of the improved processes and controls have been completed for fiscal 2007.

We are in the process of integrating Acterna and Agility, two companies which have internal control and disclosure procedures that were not designed or maintained for public company reporting. We will focus our efforts on improving their internal control over financial reporting.

In order to remediate the control deficiencies disclosed in our Annual Report on Form 10-K for our Communications Test & Measurement segment (created due to the acquisition of Acterna), management has taken and will evaluate the following actions:

•	For the material weakness in controls over our manufacturing facilities in Germantown and Indianapolis, we have completed the integration of the information technology infrastructure. We have recruited a Manufacturing Accounting Manager to support the Communications Test & Measurement segment and are in the process of implementing a formalized structure with increased levels of review and analysis for inventory transactions.

•	For the material weakness in the review of contractual sales terms that impact the amount and timing of revenue recognition, we have implemented processes to improve documentation of complex sales arrangements and established a formalized structure with increased levels of review and analysis to ensure that proper revenue recognition.

Not withstanding the above-mentioned weaknesses, we believe that the consolidated financial statement included in this report fairly present our consolidated financial position.

Changes in Internal Control Over Financial Reporting

Although we have taken actions to remediate these material weaknesses, further action is required including the development and implementation of processes and financial resources to support the Communications Test & Measurement segment. Our management will continue to closely monitor the remediation plan. The effectiveness of the steps taken and actions to be completed are subject to continuing management review and Audit Committee oversight, and we may make additional changes to our internal controls over financial reporting

Other than described above, there has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Limitations on the Effectiveness of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors and all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks.

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

Discovery in In re JDS Uniphase Corporation Securities Litigation is ongoing. Each party has noticed and taken depositions of both party and non-party witnesses. The deadline for fact discovery, except for depositions and discovery arising from new information obtained at depositions, was September 29, 2006. The closing date for completion of depositions and discovery arising from new information obtained at depositions is December 1, 2006. The closing date for expert discovery is March 19, 2007. The next case management conference is scheduled for May 4, 2007, and trial is set to begin on October 1, 2007.

A related securities case, Zelman v. JDS Uniphase Corp., No. C-02-4656 CW (N.D. Cal.), is purportedly brought on behalf of a class of purchasers of debt securities that were allegedly linked to the price of JDSU’s common stock. The Zelman complaint alleges that the debt securities were issued by an investment bank during the period from March 6, 2001 through July 26, 2001. The complaint names the Company and several of its former officers and directors as Defendants, alleges violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5, and seeks unspecified damages. On August 26, 2005, Defendants answered the complaint. On November 16, 2005, the Court granted Plaintiffs’ motion for class certification, which Defendants had not opposed. At a case management conference on November 18, 2005, the Court ordered that discovery in the Zelman action proceed according to the same schedule as discovery In re JDS Uniphase Corporation Securities Litigation. Accordingly, the deadline for fact discovery in the Zelman action, except for depositions and discovery arising from new information obtained at depositions, was September 29, 2006, and the closing date for completion of depositions and discovery arising from new information obtained at depositions is December 1, 2006. The closing date for expert discovery is March 19, 2007. No trial date has been set.

The Derivative Actions:

Derivative actions purporting to be brought on the Company’s behalf have been filed in state and federal courts against several of the Company’s current and former officers and directors based on the same events alleged in the securities litigation. The complaint in Corwin v. Kaplan, No. C-02-2020 CW (N.D. Cal.), asserts state law claims for breach of fiduciary duty, misappropriation of confidential information, waste of corporate assets, indemnification, and insider trading. The complaint seeks unspecified damages. In January 2005, the Court stayed the action pending resolution of In re JDS Uniphase Corporation Securities Litigation. No activity has occurred in the Corwin action since our last filing.

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

On April 24, 2006, the Court approved the parties’ stipulation staying the California derivative action until January 16, 2007, subject to the parties’ rights to seek a lifting of the stay based on developments in the federal securities action. On April 24, 2006, the Court also approved the parties’ stipulation in the shareholder inspection demand action brought by the plaintiff in the California derivative action. Pursuant to that stipulation, the shareholder inspection demand action is stayed until January 16, 2007, subject to the parties’ rights to seek a lifting of the stay based on developments in the federal securities action. No activity has occurred in the California derivative action or the related shareholder inspection demand action since our last filing.

No activity has occurred in Cromas v. Straus, Civil Action No. 19580 (Del. Ch. Ct.), the Delaware derivative action, since our last filing.

The OCLI and SDL Shareholder Actions:

Plaintiffs purporting to represent the former shareholders of OCLI and SDL have filed suit against the former directors of those companies, asserting that they breached their fiduciary duties in connection with the events alleged in the securities litigation against the Company. Plaintiffs in the OCLI action, Pang v. Dwight, No. 02-231989 (Sonoma Super. Ct.), purport to represent a class of former shareholders of OCLI who exchanged their OCLI shares for JDSU shares when JDSU acquired OCLI. The complaint names the former directors of OCLI as Defendants, asserts causes of action for breach of fiduciary duty and breach of the duty of candor, and seeks unspecified damages. No activity has occurred in the OCLI action since our last filing. The Plaintiffs in the SDL action, Cook v. Scifres, Master File No. CV814824 (Santa Clara Super. Ct.), purport to represent a class of former shareholders of SDL who exchanged their SDL shares for JDSU shares when the Company acquired SDL. Plaintiffs filed an amended complaint on September 12, 2005. The complaint names the former directors of SDL as Defendants, asserts causes of action for breach of fiduciary duty and breach of the duty of disclosure, and seeks unspecified damages. Defendants demurred to the complaint on October 12, 2005. On August 16, 2006, the Court sustained the demurrer with leave to amend. Plaintiffs have not filed an amended complaint as of the date of this filing. A case management conference is scheduled for October 24, 2006. Limited discovery in the SDL action has occurred. No trial date has been set in either the OCLI or SDL action.

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

Plaintiffs filed a second amended complaint on June 30, 2006. Defendants answered the complaint on July 6, 2006, and JDSU asserted counterclaims for breach of contract. The Court dismissed those counterclaims on September 11, 2006. A case management conference is scheduled for November 1, 2006. Both sides have begun taking discovery. No trial date has been set.

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

Item 1A. Risk Factors

A revised description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

We have a history of net losses, and our future profitability is not assured.

We incurred net losses of $151.2 million, $261.3 million, and $115.5 million in our fiscal years ended June 30, 2006, 2005 and 2004, respectively. Although we have made progress both in reducing costs associated with our legacy business, as well as in significantly improving our operating results (principally through the acquisition of Acterna in the first quarter of fiscal 2006), a confluence of factors may reduce the impact of these improvements, and may also undermine our ability to grow revenues or to achieve future profitability. These factors include, among others:

•	uncertain future telecom carrier and cable operator capital and research and development (“R&D”) spending levels, which particularly affects our Optical Communications and Communications Test & Measurement segments;

•	fluctuations in demand for, and sales of, our products;

•	adverse changes to our product mix, both fundamentally (resulting from new product transitions, the declining profitability of certain legacy products and the termination of certain formerly higher margin products, among other things) and due to quarterly demand fluctuations;

•	adverse charges associated with underutilization of our manufacturing capacities;

•	intense pricing pressure across our product lines (due to competitive forces, increasingly from large, diversified Asian corporations and emerging optical companies based in China, and to a highly concentrated customer base for many of our product lines), which continues to offset many of the cost improvements we are realizing quarter over quarter;

•	availability and cost of components for our products;

•	increasing commoditization of previously differentiated products, principally in the optical communications markets, and the concomitant negative effect on average selling prices and profit margins, particularly in our Optical Communications segment;

•	continuing execution challenges, particularly in our optical communications and commercial laser product portfolio, which limit revenue opportunities and harm profitability, market opportunities and customer relations;

•	restructuring charges, employee severance expenses and other costs associated with asset divestitures, facility consolidations, product transfers, product terminations and other actions associated with our continuing restructuring activities;

•	revenue declines associated with terminated or divested product lines;

•	continuing redundant costs related to transitioning of manufacturing to low cost locations;

•	continuing high levels of selling, general and administrative, (“SG&A”) expenses; and

•	seasonal fluctuations in revenue from our Communications Test & Measurement products.

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

We believe that we will continue to rely upon a limited number of customers for a significant portion of our revenues for each period for the foreseeable future and any failure by us to capture a significant share of these customers could materially harm our business. Dependence on a limited number of customers exposes us to the risk that order reductions from any one customer can have a material adverse effect on periodic revenue. We believe that the telecommunications industry has entered a period of consolidation. To the extent that our direct communications equipment manufacturer customer base and their customer base, the service providers, consolidates, we will have increased dependence on fewer customers who may be able to exert increased pressure on our prices and contractual terms in general. Customer consolidation activity could also create the potential for pauses in customer demand for our products as a consequence of their new decision frameworks and periods of operational streamlining.

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

The Advanced Optical Technologies segment and Lasers business unit represents a material, although varying, portion of our total net revenue. Gross margins associated with products in these segments often exceed those from products in the Optical Communications segment. While we believe that actions we have taken in the last several quarters (including, among other things, divestitures, end of life programs, outsourcing and consolidation of manufacturing associated with certain optics and display products within this segment whose revenues have declined substantially) have significantly reduced the financial risk, revenue declines associated with Advanced Optical Technologies have had, and may in the future continue to have, a disproportionate impact on total company profitability measures in any quarter. Accordingly, our strategy emphasizes the growth opportunities in all of our reported segments, as we seek to expand our markets and customer base, improve the profitability of our product portfolio and improve time to revenue. Therefore, we are engaged in exploring new investments, strategic partnerships and product opportunities in the Advanced Optical Technologies and Lasers businesses. Contractions in these markets or our failure to execute programs related to such investments, partnerships and opportunities may significantly harm our business.

Actions to improve our cost structure are costly and risky and the timing and extent of expected benefits is uncertain.

In response to our profitability concerns we are working vigorously to reduce our cost structure. We have taken, and expect to continue to take, significant actions (including site closures, product transfers, asset divestitures and product terminations) in furtherance of this goal. In this regard, over the past several quarters we have initiated several major cost reduction initiatives. These initiatives include the transfer of manufacturing of certain of our products to contract manufacturing partners and our Shenzhen, China, facilities, site consolidations and divestitures, product line and operations divestitures, end of life programs and significant headcount reductions. We expect to continue to opportunistically take additional, similar actions for the foreseeable future. We cannot be certain that these programs will be successful or completed as and when anticipated. These programs are costly, and we have incurred, and will continue to incur, expenses to complete them. In addition, these programs are risky, as they are time-consuming and disruptive to our operations, employees, customers and suppliers, with no guarantee that the expected results (particularly cost savings and profitability expectations) will be achieved as and when projected or that the costs to complete these programs will not increase above expected levels. Cost savings achieved through these programs may not be timely or sufficient enough to offset continuing pricing declines.

If we incur more restructuring-related charges than currently anticipated, our consolidated financial condition and results of operations may be adversely impacted.

In April 2001, we initiated the Global Realignment Program, or GRP, under which we began restructuring our business in response to the economic downturn. In the first quarter of fiscal year 2007, we recorded total related restructuring charges of $5.2 million. These charges along with other charges, have adversely affected, and will continue to adversely affect, our results of operations and cash flows for the periods in which such charges have been, or will be, incurred. In the future, we may incur additional charges or write-offs in connection with restructuring initiatives.

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

Our success depends upon our ability to deliver both our current product offerings and new products and technologies on time and at acceptable cost to our customers. As a technology company, we constantly encounter quality, volume and cost concerns. Currently, a combination of factors is exacerbating our concerns, including:

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

Customers will not purchase certain of our products, other than limited numbers of evaluation units, prior to qualification of the manufacturing lines for the products. This concern is particularly relevant to us as we continue programs to reduce costs through targeted, customer-driven, restructuring events, which involve the relocation of certain of our manufacturing internally and to external manufacturers. Each new and relocated manufacturing line must undergo rigorous qualification testing with our customers. The qualification process can be lengthy and is expensive, with no guarantee that any particular product qualification process will lead to profitable product sales. The qualification process determines whether the manufacturing line achieves the customers’ quality, performance and reliability standards. Our expectations as to the time periods required to qualify a product line and ship products in volumes to customers may be erroneous. Delays in qualification can cause a long-

term supply program to be cancelled. These delays will also impair the expected timing, and may impair the expected amount, of sales of the affected products. Nevertheless, we may, in fact, experience delays in obtaining qualification of our manufacturing lines and, as a consequence, our operating results and customer relationships would be harmed.

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

We have a strategic alliance with SICPA, our principal customer for our light interference microflakes that are used to, among other things, provide security features in currency. Under a license and supply agreement, we rely exclusively on SICPA to market and sell one of these product lines, Optically Variable Pigment (OVP®), for document authentication applications worldwide. The agreement requires SICPA to purchase minimum quantities of these pigments over the term of the agreement. If SICPA fails to purchase these quantities, as and when required by the agreement, for any reason, our business and operating results (including, among other things, our revenue and gross margin) will be harmed, at least in the short-term. In the long-term, we may be unable to find a substitute marketing and sales partner or develop these capabilities ourselves.

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

Our growth is dependent upon market growth, our ability to enhance our existing products and the introduction of new products on a timely basis. We have and will continue to address the need to develop new products through acquisitions of other companies and technologies. Acquisitions involve numerous risks, including the following:

•	difficulties in integrating the operations, technologies, products and personnel of the acquired companies;

•	inadequate internal control procedures and disclosure controls to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002;

•	diversion of management’s attention from normal daily operations of the business;

•	potential difficulties in completing projects associated with in-process research and development;

•	difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

•	insufficient net revenue to offset increased expenses associated with acquisitions; and

•	potential loss of key employees of the acquired companies.

•	Acquisitions may also cause us to:

•	issue common stock that would dilute our current shareholders’ percentage ownership;

•	assume liabilities, some of which may be unknown at the time of such acquisitions;

•	record goodwill and non-amortizable intangible assets that will be subject to impairment testing and potential periodic impairment charges;

•	incur amortization expenses related to certain intangible assets;

•	incur large and immediate write-offs of in-process research and development costs; or

•	become subject to litigation.

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

We have filled most of the vacancies within our finance organization. In the past two years, we have strengthened the technical capabilities of finance management staff through the hiring of our Corporate Controller, Technical Accounting Director, Assistant Corporate Controller, and Manufacturing Controller. We will continue to recruit key finance personnel to support the operations of our Communications Test & Measurement segment, established through our acquisition of Acterna, which had previously been a privately held company with internal control procedures and disclosure controls and procedures that were not designed or maintained for public company reporting. If we are unable to attract and retain our key finance personnel we may not be able to sustain our internal controls over financial reporting.

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

The commercialization of certain of the products we design, manufacture and distribute through our Advanced Optical

Technologies segment and Lasers business unit may be more costly due to required government approval and industry acceptance processes. Development of applications for our light interference and diffractive microflakes may require significant testing that could delay our sales. For example, certain uses in cosmetics may be regulated by the Food and Drug Administration, which has extensive and lengthy approval processes. Durability testing by the automobile industry of our decorative microflakes used with automotive paints can take up to three years. If we change a product for any reason, including technological changes or changes in the manufacturing process, prior approvals or certifications may be invalid and we may need to go through the approval process again. If we are unable to obtain these or other government or industry certifications in a timely manner, or at all, our operating results could be adversely affected.

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

Net revenue from customers outside the Americas accounted for 43% and 38% of our total net revenue for the first quarter of fiscal 2007 and 2006, respectively. We expect that net revenue from customers outside North America will continue to account for a significant portion of our total net revenue. Lower sales levels that typically occur during the summer months in Europe and some other overseas markets may materially and adversely affect our business. In addition, the revenues we derive from many of our customers depend on international sales and consequently further expose us to the risks associated with such international sales.

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

Currently, we operate manufacturing facilities located in Shenzhen and Beijing, China. As part of our efforts to reduce costs, we continue to increase the scope and extent of our manufacturing operations in our Shenzhen facilities. Accordingly, we expect that our ability to operate successfully in China will become increasingly important to our overall success. As we continue to consolidate our manufacturing operations, we will incur additional costs to transfer product lines to our facilities located in China, including costs of qualification testing with our customers, which could have a material adverse impact on our operating results and financial condition. Also see “If our customers do not qualify our manufacturing lines for volume shipments, our operating results could be adversely impacted.”

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

Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our brand, operating results and the market value of our debt and equity securities could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. Specifically, our Annual Report on Form 10-K for fiscal 2006 identified certain material weakness in our internal controls processes identified by our independent registered public accounting firm.

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

As of September 30, 2006, we held investments in other public and private companies and had limited funds invested in private venture funds. Such investments represented approximately $10.9 million on our consolidated balance sheet at September 30, 2006. In addition to our investments in public companies, we have in the past made, and expect to continue to make, investments in privately held companies as well as venture capital investments for strategic and commercial purposes. In recent quarters some of the private companies in which we held investments have ceased doing business and have either liquidated or are in bankruptcy proceedings. If the carrying value of our investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, we will be required to further write down the value of our investments, which could materially harm our results of operations or financial condition.

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

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

As of September 30, 2006, the following executive officers and members of the Company’s Board of Directors maintained “plans” under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, for trading in shares of the Company’s common stock and/or exchangeable shares:

Chris Dewees

Peter Guglielmi

Marty Kaplan

Mike Ricci

David W. Vellequette

Item 6. Exhibits

The following documents are filed as Exhibits to this report:

Exhibit No.		Exhibit Description

3.5	(1)(2)	Amended and Restated Bylaws of JDS Uniphase Corporation, effective as of November 2, 2006.

31.1		Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.5 of the Company’s Current Report on Form 8-K filed on August 22, 2006.
(2)	Incorporated by reference to Exhibit 3.5 of the Company’s Current Report on Form 8-K filed on November 7, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JDS Uniphase Corporation
(Registrant)

Date: November 8, 2006		/s/ David Vellequette
	By:	David Vellequette
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)