Form 10-Q
period 2006-12-30
JDS UNIPHASE CORP /CA/
filed 2007-02-06
CIK 912093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2006

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

Number of shares of common stock outstanding as of January 27, 2007 was 211,189,336 including 6,053,734 exchangeable shares of JDS Uniphase Canada Ltd. The par value of each share of common stock is $0.001. Each exchangeable share is exchangeable at any time into common stock on a one-for-one basis, entitles a holder to dividend and other rights economically equivalent to those of the common stock, and through a voting trust, votes at meetings of stockholders of the Registrant. The number of shares outstanding reflects a 1-for-8 reverse stock split effected by the Registrant on October 16, 2006.

TABLE OF CONTE NTS

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

JDS UNIPHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	December 30,	December 31,	December 30,	December 31,
	2006	2005	2006	2005
Net revenue	$366.3	$312.9	$684.4	$571.2
Cost of sales	219.2	208.7	429.4	415.4
Amortization of acquired developed technologies	10.0	9.3	19.9	16.9

Gross profit	137.1	94.9	235.1	138.9

Operating expenses:
Research and development	42.8	40.7	82.8	74.4
Selling, general and administrative	94.4	83.3	177.4	153.7
Amortization of other intangibles	6.9	6.3	13.3	11.0
Acquired in-process research and development	—	0.3	—	19.9
Reduction of intangibles and loss (gain) on long-lived assets	3.0	(1.4)	3.1	4.6
Restructuring charges	5.5	14.9	10.7	19.7

Total operating expenses	152.6	144.1	287.3	283.3

Loss from operations	(15.5)	(49.2)	(52.2)	(144.4)
Interest and other income	15.3	6.5	35.1	7.7
Interest expense	(1.1)	(0.7)	(3.0)	(1.5)
Gain on sale of investments	28.2	1.8	28.5	35.1

Income (loss) before income taxes	26.9	(41.6)	8.4	(103.1)
Provision for income taxes	3.7	0.5	2.6	6.0

Net income (loss)	$23.2	$(42.1)	$5.8	$(109.1)

Net income (loss) per share
Basic	$0.11	$(0.20)	$0.03	$(0.54)

Diluted	$0.10	$(0.20)	$0.03	$(0.54)

Shares used in per share calculation
Basic	211.1	207.0	211.0	202.3

Diluted	223.5	207.0	223.5	202.3

Note: Shares used in per share calculation for basic and diluted reflect a 1-for-8 reverse stock split effected by the Company on October 16, 2006.

See accompanying notes to condensed consolidated financial statements

JDS UNIPHASE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and par value data)

(unaudited)

	December 30, 2006	July 1, 2006
ASSETS
Current assets:
Cash and cash equivalents	$407.4	$364.9
Short-term investments	806.3	857.3
Restricted cash	14.0	16.4
Accounts receivable, less reserves and allowances of $7.8 at December 30, 2006 and $6.0 at July 1, 2006	274.0	232.3
Inventories	235.3	202.2
Refundable income taxes	8.5	23.9
Other current assets	98.4	108.0

Total current assets	1,843.9	1,805.0
Property, plant and equipment, net	207.7	201.2
Deferred income taxes	3.5	2.3
Goodwill	662.3	656.7
Other intangibles, net	339.5	362.0
Long-term investments	9.5	10.8
Other non-current assets	25.4	27.1

Total assets	$3,091.8	$3,065.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$126.3	$126.6
Accrued payroll and related expenses	58.0	60.6
Income taxes payable	83.6	81.2
Deferred income taxes	1.3	—
Restructuring accrual	10.6	19.8
Warranty accrual	9.6	11.5
Other current liabilities	111.9	122.7

Total current liabilities	401.3	422.4

Convertible debt	900.0	900.0
Other non-current liabilities	162.0	159.1

Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred Stock, $0.001 par value: Authorized shares: 1,000,000	—	—
Common Stock, $0.001 par value:
Authorized shares: 1,000,000,000	0.2	0.2
Issued and outstanding shares: 211,163,134 at December 30, 2006 and 210,734,374 at July 1, 2006
Additional paid-in capital	69,018.7	68,995.3
Accumulated deficit	(67,418.7)	(67,424.5)
Accumulated other comprehensive income	28.3	12.6

Total stockholders’ equity	1,628.5	1,583.6

Total liabilities and stockholders’ equity	$3,091.8	$3,065.1

Note: Issued and outstanding shares reflect a 1-for-8 reverse stock split effected by the Company on October 16, 2006.

See accompanying notes to condensed consolidated financial statements

JDS UNIPHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Six Months Ended
	December 30,	December 31,
	2006	2005
OPERATING ACTIVITIES:
Net income (loss)	$5.8	$(109.1)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	64.2	54.1
Asset retirement obligations and deferred rent expenses	0.7	5.2
Stock-based compensation expense	15.3	6.6
Acquired in-process research and development	—	19.9
Non-cash tax expense on sale of short term investment	—	3.6
Amortization of debt issuance costs	1.9	1.3
Non-cash changes in short term investments	(2.4)	4.7
Reduction in intangibles and other long-lived assets	3.1	4.5
Gain on sale and reduction in fair value of investments	(28.5)	(32.6)
Settlement of held-to-maturity debt security	(5.1)	—
Activity related to equity investments	(0.1)	0.1
Currency translation adjustment	—	(0.4)
Changes in operating assets and liabilities, net of impact of acquisitions of businesses:
Accounts receivable	(40.1)	(59.5)
Inventories	(29.9)	3.0
Other current assets	26.9	27.5
Accounts payable	(1.3)	19.6
Income taxes payable	0.1	7.0
Deferred taxes, net	(2.0)	(1.6)
Accrued payroll and related expenses	(3.5)	1.0
Other	(11.4)	(1.7)

Net cash used in operating activities	(6.3)	(46.8)

INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(424.6)	(3.3)
Maturities and sales of investments	514.3	237.6
Changes in restricted cash	2.4	(9.4)
Acquisitions, net of cash acquired	—	(464.8)
Payment of acquisition cash holdbacks	(12.3)	—
Purchases of long term investments	—	(0.3)
Proceeds from settlement of held-to-maturity debt security	5.1	—
Purchases of property, plant and equipment	(42.7)	(24.8)
Proceeds from the sale of assets	4.7	26.9
Other assets	(5.1)	—

Net cash provided by (used in) investing activities	41.8	(238.1)

FINANCING ACTIVITIES:
Proceeds from exercise of employee stock options and employee stock purchase plan	5.9	4.8

Net cash provided by financing activities	5.9	4.8

Effect of exchange rate changes on cash and cash equivalents	1.1	0.5
Increase (decrease) in cash and cash equivalents	42.5	(279.6)
Cash and cash equivalents at beginning of period	364.9	506.7

Cash and cash equivalents at end of period	$407.4	$227.1

See accompanying notes to condensed consolidated financial statements

JDS UNIPHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The financial information for the Company (or “JDSU”) as of December 30, 2006 and for the three and six months ended December 30, 2006 and the three and six months ended December 31, 2005 is unaudited, but includes all normal and recurring adjustments that management considers necessary for a fair statement of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 1, 2006.

The balance sheet as of July 1, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results for the three and six months ended December 30, 2006 may not be indicative of results for the year ending June 30, 2007 or any future periods.

Reverse Stock Split

On September 21, 2006, the Company’s Board of Directors approved a 1-for-8 reverse split of its common stock, following approval by the Company’s stockholders on December 1, 2005. The reverse stock split was effective on October 16, 2006 before trading began on October 17, 2006. As a result, the Company’s issued and outstanding common stock was reduced from approximately 1.7 billion to approximately 211.1 million shares. The par value of the common stock was not affected by the reverse stock split and remains at $0.001 per share. Consequently, on the Company’s balance sheet, the aggregate par value of the issued common stock was reduced by reclassifying the par value amount of the eliminated shares of common stock to “Additional paid-in capital” in the Company’s Consolidated Balance Sheet. The Company has paid cash in lieu of any fractional shares to which a holder of common stock would otherwise be entitled as a result of the reverse stock split, including fractional shares for the in-the-money stock options. The number of authorized shares of common stock was reduced from 6 billion to 1 billion. The exchangeable shares of JDS Uniphase Canada Ltd., a subsidiary of the Company listed on the Toronto Stock Exchange, were also subject to a comparable reverse stock split at the same ratio of 1-for-8. The reverse split reduced the number of exchangeable shares outstanding from approximately 51 million to approximately 6 million. All per share amounts and outstanding shares, including all common stock equivalents (stock options, other equity incentive awards, equity compensation plans, and convertible notes) have been restated in the Condensed Consolidated Financial Statements and in the Notes to the Condensed Consolidated Financial Statements for all periods presented to reflect the reverse stock split.

Fiscal Years

The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to June 30th. Historically, for comparative presentation purposes, the Company utilized a dating convention where its consolidated financial statements and notes were shown as ending on the last day of the calendar quarter. In addition, the Company disclosed in the notes to the financial statement its use of this dating convention and the actual period end dates for each period presented. Beginning with this quarterly report, the Company changed its dating convention to utilize the actual closing dates for all periods presented in its condensed consolidated financial statements and accompanying notes. This change had no impact on the Company’s financial position, results of operations and cash flows for any of the periods presented.

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with U.S. GAAP and include the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated.

Reclassifications and Out of Period Adjustments

For the three months ended December 30, 2006, the Company recorded adjustments related to cost of sales, operating expense, interest expense, other income, and certain balance sheet adjustments. The corrections resulted in the Company reporting $0.6 million in additional income before income taxes in its second quarter related to prior quarters. Management and the Audit Committee believe that such amounts are not material to previously reported financial statements. These adjustments did not change the reported net income per share for the three months ended December 30, 2006.

For the six months ended December 30, 2006, the Company recorded adjustments related to cost of sales, operating expense, interest expense, other income and certain balance sheet related adjustments. The corrections resulted in the Company reporting a $1.9 million reduction in income before income taxes for the six months ended December 30, 2006, related to prior fiscal years. Management and the Audit Committee believe that such amounts are not material to previously reported financial statements. These adjustments reduced net income per share by $0.01 for the six months ended December 30, 2006.

For the three months ended December 31, 2005, the Company recorded adjustments related to the true-up of asset retirement obligations for several leased facilities and the initial market value of certain marketable securities not previously recorded. The corrections resulted in additional income of $1.3 million related to prior quarters and fiscal years. Management and the Audit Committee believe that such amounts are not material to previously reported financial statements. There was no impact on net loss per share from these adjustments.

For the six months ended December 31, 2005, the Company recorded adjustments related to the recognition of asset retirement obligations for several leased facilities, the initial market value of certain marketable securities not previously recorded and the allocation of deferred rent expense over the term of certain leases. The corrections resulted in additional expenses of $6.3 million related to prior quarters and years. Management and the Audit Committee believe that such amounts are not material to previously reported financial statements. The impact from these adjustments was an additional loss of $0.01 per share.

Reclassifications

Certain amounts relating to the consolidated balance sheets, statements of cash flows, and segment reporting in prior period financial statements have been reclassified to conform to the current year presentation. For the three and six months ended December 31, 2005, the Company reclassified expenses related to amortization of acquired developed technology in the Consolidated Statement of Operations which was previously included as part of operating expense to cost of sales. The Company has also reclassified gains and losses related to the sale of assets in the Consolidated Statements of Operations which were previously included as part of “Interest and other income”, net to operating expense. Furthermore, losses which were previously included as part of loss on sale of subsidiaries’ net assets were reclassified to operating expenses.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of net revenue and expenses during the period. The Company bases estimates on historical experience and on various assumptions about the future that are believed to be reasonable based on available information. The Company’s reported financial position or results of operations may be materially different under different conditions or when using different estimates and assumptions, particularly with respect to significant accounting policies, which are discussed below. In the event that estimates or assumptions prove to differ from actual results, adjustments are made in subsequent periods to reflect more current information.

Comprehensive Income (Loss)

The Company’s accumulated other comprehensive income (loss) consists of the following (in millions):

	December 30, 2006	July 1, 2006
Unrealized losses on investments	$(3.5)	$(9.0)
Foreign currency translation gains	31.8	21.6

Accumulated other comprehensive income	$28.3	$12.6

The components of comprehensive income (loss), net of tax, were as follows (in millions):

	Three Months Ended		Six Months Ended
	December 30,	December 31,	December 30,	December 31,
	2006	2005	2006	2005
Net income (loss)	$23.2	$(42.1)	$5.8	$(109.1)
Other comprehensive income (loss):
Net change in unrealized gains on investments	1.6	2.3	5.5	1.7
Net change in cumulative translation adjustment	5.7	(7.6)	10.2	(2.0)

Net change in other comprehensive income (loss)	7.3	(5.3)	15.7	(0.3)

Comprehensive income (loss)	$30.5	$(47.4)	$21.5	$(109.4)

Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in millions, except per share data):

	Three Months Ended		Six Months Ended
	December 30,	December 31,	December 30,	December 31,
	2006	2005	2006	2005
Numerator:
Net income (loss)	$23.2	$(42.1)	$5.8	$(109.1)

Denominator:
Weighted-average number of common shares outstanding-basic	211.1	207.0	211.0	202.3
Incremental shares from:
Stock options and ESPP	0.2	—	0.3	—
Restricted stock and restricted stock units	0.2	—	0.1	—
Zero coupon senior convertible notes	12.0	—	12.0	—

Weighted-average number of common shares outstanding-diluted	223.5	207.0	223.5	202.3

Net income (loss) per share:
Basic	$0.11	$(0.20)	$0.03	$(0.54)

Diluted	$0.10	$(0.20)	$0.03	$(0.54)

As the Company incurred net losses for the three and six months ended December 31, 2005, potential dilutive securities from stock options, the employee stock purchase plan (“ESPP”), restricted stock awards, and the Zero Coupon Senior Convertible Notes have been excluded from the diluted net loss per share computations as their effect was deemed anti-dilutive. As of December 30, 2006, contingently issuable shares relating to the 1% Senior Convertible Notes were also excluded in accordance with Emerging Issues Task Force Abstract No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” (“EITF 04-8”). These shares, which are represented below as potentially dilutive shares, would be included in the computation of diluted net income per share in periods when the closing price of the Company’s common stock is at least $30.30. Depending on the stock price on the conversion date, up to a maximum of approximately 14.0 million shares, subject to certain adjustments, may be issued upon conversion of the 1% Senior Convertible Notes. For additional information, see “Note 9. Convertible Debt and Letters of Credit”.

The following table sets forth the potential dilutive securities excluded from the computation because their effect would have been anti-dilutive (in millions):

	Three Months Ended		Six Months Ended
	December 30,	December 31,	December 30,	December 31,
	2006	2005	2006	2005
Stock options and ESPP	16.2	14.6	16.4	19.2
Restricted shares and stock units	—	0.4	—	0.4
Zero coupon senior convertible notes	—	12.0	—	12.0
1% senior convertible notes	14.0	—	14.0	—

Total potential dilutive securities	30.2	27.0	30.4	31.6

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

SFAS No. 158

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in “Accumulated other comprehensive income,” net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the Company’s fiscal year end. Presently, the Company uses June 30 to measure its pension and postretirement benefit plans. SFAS 158 is effective for publicly-held companies as of the end of the fiscal year ending after December 15, 2006, except for the measurement date provision, which is effective for fiscal years ending after December 15, 2008. The Company will implement SFAS 158 in the fourth quarter of this fiscal year and expects that the implementation will result in a change in the pension liability reported on the balance sheet to record previously unrecognized actuarial gains as a component of accumulated other comprehensive income.

FIN 48

In June 2006, FASB issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FAS No. 109)” (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, the Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criteria. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in a) an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, b) a reduction in a deferred tax asset or an increase in a deferred tax liability or c) both a and b. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be de-recognized in the first subsequent financial reporting period in which that threshold is no longer met. Use of a valuation allowance as described in FAS No. 109 is not an appropriate substitute for the de-recognition of a tax position. The requirement to assess the need for a valuation allowance for deferred tax assets based on sufficiency of future taxable income is unchanged by this interpretation. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company will implement FIN 48 in the first quarter of fiscal year 2008 and is currently evaluating the impact FIN 48 will have on the Company’s consolidated balance sheet and statement of operations.

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

The former shareholders of Test-Um made certain representations and warranties to the Company and agreed to indemnify JDSU against damages which might arise from a breach of those undertakings. As security for this indemnification obligation of the former Test-Um shareholders, JDSU retained $1.7 million of the cash consideration, which is scheduled to be released on the twelve month anniversary of the acquisition date.

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

The former shareholders of Agility made certain representations and warranties to the Company and agreed to indemnify the Company against damages which might arise from a breach of those undertakings. The cash consideration held in escrow as security for this indemnification obligation of approximately $10.0 million was released in December 2006.

Acterna Inc.

In August 2005, the Company purchased Acterna Inc. (“Acterna”) for 25,058,475 shares of the Company’s common stock with a market value of $304.7 million at the measurement date and $459.3 million in cash, including $10.0 million of direct transaction costs incurred in connection with the acquisition.

In connection with the merger, Acterna made certain representations and warranties to the Company, and Acterna’s former security holders agreed to indemnify the Company against damages which might arise from a breach of those representation and warranties. Under the terms of the acquisition, the former Acterna security holders set aside approximately $50.4 million of the cash consideration for payment of indemnification claims made by the Company prior to the earlier of August 31, 2006 or filing of the Company’s annual report on Form 10-K for the fiscal year ending July 1, 2006.

During fiscal 2006, the Company determined that a liability was probable for certain material pre-merger tax contingencies. Consequently, since these tax matters are not yet resolved, the Company made indemnification claims against the Acterna former security holders that may exceed the entire $50.4 million, which is the limit of the former Acterna security holders for these indemnification claims. The principal claim derives from a tax audit in Germany that was initiated during fiscal 2005. If the German tax matters are resolved unfavorably, the Company’s minimum estimated tax exposure would be approximately $38.4 million, plus interest. The Company’s maximum estimated tax exposure would be approximately $64.5 million, plus interest. If the ultimate tax liability is greater than the amount indemnified, the Company expects that the excess would be accounted for as additional goodwill.

The results of operations of Acterna have been included in the Company’s consolidated financial statements subsequent to the date of acquisition. The financial information in the table below summarizes the combined results of operations of the Company and Acterna, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented:

	Three Months Ended	Six Months Ended
(in millions, except per share data)	December 31,2005	December 31,2005
Total revenues	$312.9	$597.2
Pro forma net loss	(42.1)	(147.5)
Pro forma net loss per share -basic and diluted	(0.03)	(0.09)
Reported net loss	(42.1)	(109.1)
Reported net loss per share - basic and diluted	(0.03)	(0.07)

The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the merger had taken place at the beginning of each of the periods presented.

Photonic Power Systems, Inc.

In May 2005, JDSU purchased Photonic Power Systems, Inc. (“PPS”), for approximately $9.7 million in cash, including direct transaction costs of $0.1 million and $0.3 million in fair value of options granted to purchase 29,843 shares of JDSU common stock. The former shareholders of PPS made certain representations and warranties to JDSU and agreed to indemnify the Company against damages which might arise from a breach of those undertakings. The cash consideration retained by the Company as security for this indemnification obligation of approximately $1.5 million was released in December 2006.

Lightwave Electronics Corporation

In May 2005, JDSU purchased Lightwave Electronics Corporation (“Lightwave”) for approximately $67.2 million in cash, including $0.5 million of direct transaction costs incurred in connection with the acquisition. The former shareholders of Lightwave made certain representations and warranties to JDSU and agreed to indemnify the Company against damages which might arise from a breach of those undertakings. The cash consideration retained by the Company as security for this indemnification obligation of approximately $10.8 million was released in December 2006.

Note 4. Balance Sheet Details

Accounts Receivable Reserves

The activities and balances for allowance for doubtful accounts and allowance for sales returns and other are as follows (in millions):

	July 1, 2006	Charged to Costs and Expenses	Deduction(1)	December 30, 2006
Allowance for doubtful accounts	$5.2	$2.1	$(0.7)	$6.6
Allowance for sales returns and other	0.8	0.8	(0.4)	1.2

Total accounts receivable reserves	$6.0	$2.9	$(1.1)	$7.8

(1)	Charges for uncollectible accounts, net of recoveries

Inventories

Inventories are stated at the lower of cost or market, and include material, labor, and manufacturing overhead costs. The components of inventories were as follows (in millions):

	December 30, 2006	July 1, 2006
Finished goods	$73.4	$57.0
Work in process	62.9	71.3
Raw materials and purchased parts	99.0	73.9

Total inventories	$235.3	$202.2

During the three and six months ended December 30, 2006, the Company recorded write-downs of inventories of $10.1 million and $19.3 million, respectively. During the three and six months ended December 31, 2005, the Company recorded write-downs of inventories of $6.1 million and $17.6 million, respectively.

The Company also consumed previously written-down inventories of $4.2 million and $8.6 million respectively during the three and six months ended December 30, 2006. During the three and six months ended December 31, 2005, the Company consumed previously written-down inventories of $6.2 million and $16.9 million, respectively.

In addition, the Company has an active scrap program and typically disposes of inventory that has been written down through the use of scrap dealers or physical disposal/destruction. During the three and six months ended December 30, 2006, the Company scrapped fully reserved inventory of $26.7 million and $29.1 million, respectively. During the three and six months ended December 31, 2005, the Company scrapped fully reserved inventory of $24.7 million and $32.5 million, respectively.

Other Current Assets

The components of other current assets were as follows (in millions):

	December 30, 2006	July 1, 2006
Prepaid assets	$15.1	$11.1
Deferred income tax	0.9	1.1
Receivables from Fabrinet	7.0	22.7
Claim on Acterna shareholders	44.7	41.7
Other receivables	19.9	20.5
Deferred financing costs	3.8	3.9
Other current assets	7.0	7.0

Total other current assets	$98.4	$108.0

Property, Plant and Equipment, Net

The components of property, plant and equipment, net were as follows (in millions):

	December 30, 2006	July 1, 2006
Land	$17.4	$17.5
Buildings and improvements	27.6	20.2
Machinery and equipment	262.1	253.6
Furniture, fixtures, software and office equipment	87.5	65.9
Leasehold improvements	47.9	46.3
Construction in progress	24.6	32.7

	467.1	436.2
Less: accumulated depreciation	(259.4)	(235.0)

Property, plant and equipment, net	$207.7	$201.2

See “Note 8. Reduction of Other Intangibles and Other Long-Lived Assets” for more detail.

Other Non-Current Assets

The components of other non-current assets were as follows (in millions):

	December 30, 2006	July 1, 2006
Deposits	$4.6	$4.2
Deferred financing costs	9.2	11.0
Other	11.6	11.9

Total other non-current assets	$25.4	$27.1

Other Current Liabilities

The components of other current liabilities were as follows (in millions):

	December 30, 2006	July 1, 2006
Deferred revenue	$34.8	$35.0
Acquisition holdbacks and other related liabilities	6.9	19.3
Deferred compensation plan	8.8	7.7
VAT liabilities	4.4	5.0
Accrued expenses	51.9	47.6
Asset retirement obligation	0.5	0.5
Other	4.6	7.6

Total other current liabilities	$111.9	$122.7

Other Non-Current Liabilities

The components of other non-current liabilities were as follows (in millions):

	December 30,	July 1,
	2006	2006
Pension accrual and post employment benefits	$98.2	$93.1
Deferred revenue	1.6	—
Deferred taxes	28.0	28.1
Restructuring accrual	12.1	16.1
Asset retirement obligation	9.1	8.7
Other	13.0	13.1

Total other non-current liabilities	$162.0	$159.1

Note 5. Investments

Short-term Investments

The components of the Company’s short-term investments include: 1) available-for-sale securities which are mostly debt and marketable equity securities; and 2) trading securities which represent assets of a deferred compensation plan. As of December 30, 2006, the estimated fair value of available-for-sale securities and trading securities was $797.6 million and $8.8 million, respectively.

Long-term Investments

As of December 30, 2006, the Company had total long-term investments of $9.5 million primarily consisting of non-marketable cost and equity method investments.

During the three months ended December 30, 2006, the Company recorded net gains on sale of investment of $28.2 million primarily due to the sale of equity investments in IPG Photonics Corporation (“IPG”) and Epion Corporation (“Epion”) for net gains of $25.6 million and $3.2 million, respectively, offset by a loss on sales of other long-term investments.

During the six months ended December 30, 2006, the Company recorded net gains on sale of investment of $28.5 million primarily due to the sale of equity investments in IPG, Epion and the remainder of our MEMSCAP common stock, offset by a loss on sales of other long-term investments.

Note 6. Goodwill

The following table presents goodwill allocated to the reportable segments (in millions):

	December 30,	July 1,
	2006	2006
Optical Communications	$176.0	$175.8
Communications Test & Measurement	427.0	420.2
Advanced Optical Technologies	28.9	28.9
All Other, Commercial Lasers	30.4	31.8

Total	$662.3	$656.7

The Company accounts for goodwill in accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Accordingly, the goodwill balance of $662.3 million at December 30, 2006 is not amortized but is evaluated for impairment annually as well as when circumstances indicate a possible impairment. The latest annual impairment assessment was performed during the fourth quarter of fiscal 2006. There were no events or circumstances during the three and six months ended December 30, 2006 that indicated a further assessment was necessary.

The goodwill balance is adjusted quarterly to record the effect of currency translation adjustments.

Note 7. Other Intangibles

The following tables present details of the Company’s other intangibles (in millions):

As of December 30, 2006:	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$356.5	$(122.9)	$233.6
Other	172.5	(66.6)	105.9

Total intangibles	$529.0	$(189.5)	$339.5

As of July 1, 2006:	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$353.9	$(103.0)	$250.9
Other	163.1	(52.0)	111.1

Total intangibles	$517.0	$(155.0)	$362.0

During the three and six months ended December 30, 2006, the Company recorded $16.9 million and $33.2 million, respectively, of amortization expense relating to other intangibles. During the three and six months ended December 31, 2005, the Company recorded $15.6 million and $27.9 million, respectively, of amortization expense relating to other intangibles.

Based on the carrying amount of other intangibles as of December 30, 2006, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Years Ended June 30,
Remainder of 2007	$38.3
2008	56.1
2009	51.5
2010	49.8
2011	47.9
Thereafter	95.9

Total amortization	$339.5

The intangible assets balance is adjusted quarterly to record the effect of currency translation adjustments.

Note 8. Reduction of Other Intangibles and Other Long-Lived Assets

During the three and six months ended December 30, 2006, the Company recorded $3.0 million and $3.1 million, respectively, of reductions of the carrying value of other long-lived assets. During the three and six months ended December 31, 2005, the Company recorded a gain of $1.4 million and a loss of $4.6 million, respectively.

Assets Held and Used:

During the three and six months ended December 30, 2006, the Company recorded impairment charges of $0.8 million and $0.8 million, respectively, for certain assets related to the Company’s Santa Rosa, California facility. During the three and six months ended December 31, 2005, the Company recorded impairment charges of $1.2 million and $2.2 million, respectively, for assets related primarily to the Santa Rosa facility.

Assets Held for Sale:

During the three and six months ended December 30, 2006, the Company recorded impairment charges of zero and $0.7 million, respectively, for certain assets related to the Company’s Rochester, Minnesota facility. During the three and six months ended December 31, 2005, no assets classified as held for sale were reduced in value.

Sale of Assets:

During the three and six months ended December 30, 2006, the Company recorded a loss of $2.2 million and a loss of $1.6 million primarily related to the transfer of assets to Fabrinet. During the three months ended December 31, 2005, the Company recorded a gain on the sale of assets of $2.6 million due to the sale of the Melbourne, Florida facility partially offset by a loss on the sale of a portion of the Santa Rosa facility. During the six months ended December 31, 2005, the Company recorded a loss of $2.4 million primarily related to the sale of the Company’s front surface mirror business.

Note 9. Convertible Debt and Letters of Credit

The following table presents details of the Company’s long-term debt (in millions):

	December 30, 2006	July 1, 2006
Zero coupon senior convertible notes	$475.0	$475.0
1% senior convertible notes	425.0	425.0

Total long-term debt	$900.0	$900.0

Based on quoted market prices, as of December 30, 2006 and July 1, 2006, the fair market values of the Zero Coupon Senior Convertible Notes were approximately $431.1 million and $441.3 million, respectively, and the fair market values of the 1% Senior Convertible Notes were $373.0 million and $392.5 million, respectively.

$425 Million Principal Amount of 1% Senior Convertible Notes

On May 17, 2006, the Company completed an offering of $375 million aggregate principal amount of 1% Senior Convertible Notes due 2026. On June 5, 2006, the Company sold an additional $50 million aggregate principal amount of the notes which were issued upon the exercise by the initial purchasers of an over-allotment option granted by the Company. The sale of the additional notes brought the total aggregate principal amount of 1% Senior Convertible Notes outstanding to $425 million. Proceeds from the notes amounted to $415.9 million after issuance costs. The Company filed a registration statement with the SEC on December 7, 2006 with respect to the resale of the Notes and the common stock issuable upon the conversion of the Notes.

The $9.1 million of costs incurred in connection with the issuance of the notes were capitalized and are being amortized to interest expense on a straight-line basis for seven years which approximates the charge using the implied interest method. As of December 30, 2006, the unamortized portion of the issuance costs related to the notes was $8.3 million and is included in “Other current assets” and “Other non-current assets” on the Consolidated Balance Sheets.

$475 Million Principal Amount of Zero Coupon Senior Convertible Notes

On October 31, 2003, the Company completed the sale of $475.0 million aggregate principal amount of Zero Coupon Senior Convertible Notes due in 2010. Proceeds from the notes amounted to $462.3 million after issuance costs.

The $12.7 million of costs incurred in connection with issuance of the notes were capitalized and are being amortized to interest expense on a straight-line basis over five years. As of December 30, 2006, the unamortized portion of the issuance costs related to the notes was $4.7 million and is included in “Other current assets” and “Other non-current assets” on the Consolidated Balance Sheets.

Outstanding Letters of Credit

As of December 30, 2006, the Company had 17 standby letters of credit totaling $10.0 million.

Note 10. Restructuring

During the third quarter of fiscal 2004, the Company announced completion of the Global Realignment Program (“GRP”), which began in April 2001. That program focused on large-scale site and employee reductions. The Company continues to take advantage of opportunities to further reduce costs through targeted, customer-driven restructuring events intended to consolidate the Company and rationalize the manufacture of its products based on core competencies and cost efficiencies. Restructuring activities initiated prior to December 31, 2002 were recorded in accordance with Emerging Issues Task Force Abstracts No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF Issue 94-3”), and restructuring activities initiated after December 31, 2002 were recorded in accordance with Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) and Statement of Financial Accounting No. 112, “Employees’ Accounting for Post-employment Benefits” (“SFAS 112”). As of December 30, 2006 the Company’s total restructuring accrual was $22.7 million. During the three and six months ended December 30, 2006, the Company incurred restructuring expenses of $5.5 million and $10.7 million, respectively. During the three and six months ended December 31, 2005, the Company incurred restructuring expenses of $14.9 million and $19.7 million, respectively.

During the second quarter of fiscal 2007, the Company recorded $0.8 million in expense for severance and benefits and $4.7 million for manufacturing transfer cost. Eleven employees were notified for termination, 10 in research and development and 1 in selling, general and administrative functions. All of these 11 notified employees were located in North America. As of December 30, 2006, 1 employee had been terminated. Severance and benefits are scheduled to be paid through the fourth quarter of fiscal 2007 and payments related to lease costs are expected to be paid by the first quarter of fiscal 2014.

During the first quarter of fiscal 2007, the Company recorded $5.2 million in restructuring charges which included $0.7 million in expense for severance and benefits, $5.8 million for manufacturing transfer cost and $(1.3) million adjustment to reflect modified lease term on restructured facility. Ten employees were notified for termination, 1 in manufacturing, 4 in research and development and 5 in selling, general and administrative functions. All of these 10 notified employees were located in North America. As of December 30, 2006, 5 employees had been terminated. Severance and benefits are scheduled to be paid through the third quarter of fiscal 2007.

During the second quarter of fiscal 2006, the Company announced the transition of products manufactured at its Ottawa, Canada site to other Company facilities and to the facilities of Fabrinet, one of its contract manufacturing partners. During the third quarter of fiscal 2006, the Company entered into an agreement with Fabrinet to transfer the Ottawa manufacturing operations to the Company’s facilities in Shenzhen, China and St. Etienne, France and to Fabrinet’s facilities in Thailand. The Company completed the transfer and wind down of production at Ottawa in the second quarter of fiscal 2007. The actual restructuring and non-recurring charges totaled approximately $19.4 million through completion, which includes $4.3 million for severance and retention.

During the second quarter of fiscal 2006, the Company recorded $12.8 million in expense for severance and benefits and $2.1 million to adjust accruals on restructured leases. Eight hundred twenty nine employees were notified for termination, 709 in manufacturing, 78 in research and development and 42 in selling, general and administrative functions. Eight hundred twenty four terminated employees were located in North America and 5 in Europe. As of December 30, 2006, 795 of these employees had been terminated. Severance and benefits are scheduled to be paid through the fourth quarter of fiscal 2007.

The following table summarizes the Company’s restructuring activities (in millions):

	Workforce Reduction	Facilities and Equipment	Lease Costs	Total

Accrual balance as of July 1, 2006	$10.2	$—	$25.7	$35.9
Restructuring charges	0.7	5.8	(1.3)	5.2
Cash payments	(3.2)	(5.8)	(2.1)	(11.1)
Amount charged to goodwill	0.2	—	—	0.2

Accrual balance as of September 30, 2006	7.9	—	22.3	30.2
Restructuring charges	0.8	4.7	—	5.5
Cash payments	(5.6)	(4.7)	(2.7)	(13.0)

Accrual balance as of December 30, 2006	$3.1	$—	$19.6	$22.7

The total restructuring accrual is included in the Company’s Consolidated Balance Sheets as follows (in millions):

	December 30,	July 1,
	2006	2006
Current	$10.6	$19.8
Non-current	12.1	16.1

Total	$22.7	$35.9

The non-current portion of the restructuring accrual is included as a component of “Other non-current liabilities” in the Company’s Consolidated Balance Sheet. In addition, restructuring expenses are not allocated at the reporting segments level.

Note 11. Income Tax

The Company recorded an income tax expense of $3.7 million and $2.6 million for the three and six months ended December 30, 2006, respectively, as compared to an income tax expense of $0.5 million and $6.0 million for the three and six months ended December 31, 2005, respectively.

The income tax expense recorded for the three months ended December 30, 2006 primarily relates to income tax in certain foreign and state jurisdictions based on the Company’s forecasted pre-tax income for the year. The income tax expense recorded for the six months ended December 30, 2006 primarily relates to income tax in certain foreign and state jurisdictions and a $0.3 million deferred tax expense associated with tax amortization of goodwill for which no financial statement amortization has occurred.

The income tax expense recorded for the three months ended December 31, 2005 primarily relates to income tax in certain foreign and state jurisdictions. The income tax expense recorded for the six months ended December 31, 2005 primarily relates to a $3.6 million non-cash charge associated with the reversal of tax benefits recognized in prior periods relating to the sale of certain marketable securities and a $0.3 million deferred tax expense associated with tax amortization of goodwill for which no financial statement amortization has occurred.

The income tax expense recorded for the three months and six months ended December 30, 2006 differs from the expected tax expense that would be calculated by applying the federal statutory rate to the Company’s income before income taxes primarily due to changes in valuation allowance for deferred tax assets in the Company’s domestic and foreign jurisdictions.

The Company has recorded deferred tax assets as of December 30, 2006 only to the extent that the Company believes it is more likely than not that these deferred tax assets will be realized. The Company has provided a full valuation allowance on the remainder of its net deferred tax assets since the Company believes it is more likely than not that these deferred tax assets will not be realized. The Company intends to maintain the valuation allowance until sufficient positive evidence exists to support reversal of some or all of the valuation allowance. In addition, the occurrence of negative evidence with respect to deferred tax assets which currently have no valuation allowance could result in an increase in the valuation allowance in a future period. The Company’s income tax expense (benefit) recorded in the future will be reduced or increased in the event changes to the valuation allowance are required.

The Company is currently subject to various federal, state and foreign audits by taxing authorities. The Company believes that adequate amounts have been provided for any adjustments that may result from these examinations; however, it is possible that the final outcomes may differ materially from the Company’s current estimates.

Note 12. Stock-Based Compensation

Effective July 3, 2005 the Company adopted the provisions of Statement of Financial Accounting Standards No. 123, “Share-Based Payment (Revised 2004)” (“SFAS 123(R)”). Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and recognized in expense over the requisite service period.

On September 21, 2006, the Company’s Board of Directors approved a 1-for-8 reverse split of its common stock, following approval by the Company’s stockholders on December 1, 2005. The reverse stock split was effective on October 16, 2006 before trading began on October 17, 2006. Fractional shares resulting from the split were rounded down to the next whole number. All shares and per share amounts have been retroactively restated for all periods presented to reflect the reverse stock split.

As required by SFAS 123(R), management has made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. In addition, approximately $1.3 million of stock-based compensation was capitalized as inventory at December 30, 2006.

The impact on the Company’s results of operations of recording stock-based compensation by function for the three and six month period ended December 30, 2006 and December 31, 2005 was as follows (in millions):

	Three Months Ended		Six Months Ended
	December 30,	December 31,	December 30,	December 31,
	2006	2005	2006	2005
Cost of sales	$1.3	$1.1	$2.1	$1.5
Research and development	2.0	0.7	3.6	1.7
Selling, general and administrative	5.4	1.6	9.6	3.4

	$8.7	$3.4	$15.3	$6.6

The following is a summary of options and restricted awards activities (in thousands, except weighted-average exercise price):

		Options Outstanding
	Options Available	Number	Weighted-Average
	For Grant	Of Shares	Exercise Price
Balance as of July 1, 2006	6,098	22,540	$74.30
Granted	(226)	226	17.76
Forfeited	242	(242)	18.06
Exercised	—	(120)	9.39
Canceled	242	(997)	101.56

Balance as of September 30, 2006	6,356	21,407	73.43
Rounding adjustment from reverse stock split	1	(3)
Increase in authorized shares	12,500	—
Granted	(233)	233	12.13
Forfeited	269	(269)	17.63
Exercised	—	(79)	11.57
Canceled	92	(398)	86.03
Expired	(451)	—	—

Balance as of December 30, 2006	18,534	20,891	72.57

Stock Option Activity

As of December 30, 2006, $64.2 million of unrecognized stock-based compensation cost related to stock options remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 3.1 years.

During the second quarter of fiscal 2007, the 1996 Non-qualified Stock Option Plan (“1996 Plan”) expired. As of December 30, 2006, there were no outstanding options from the 1996 plan.

Employee Stock Purchase Plan (“ESPP”) Activity

The expense related to the Company’s employee stock purchase plan is amortized on a straight-line basis over the relevant subscription period.

As of December 30, 2006, $0.2 million of unrecognized stock-based compensation cost related to ESPP remains to be amortized. That cost is expected to be recognized through the third quarter of fiscal 2007.

Restricted Shares and Restricted Stock Units Activity

As of December 30, 2006, $13.4 million of unrecognized stock-based compensation cost related to restricted shares and restricted stock units remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 2.7 years.

Note 13. Employee Defined Benefit Plans

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

The Company accounts for its obligations under these pension plans in accordance with Statement of Financial Accounting Standards No. 87, “Employer’s Accounting for Pensions” (“SFAS 87”), which requires the Company to record its obligation to the participants, as well as the corresponding net periodic cost. The Company determines its obligation to the participants and its net periodic cost principally using actuarial valuations provided by third-party actuaries. The amount that the Company records in its Consolidated Balance Sheets is reflective of the total projected benefit obligation (“PBO”), the fair value of plan assets and any deferred gains or losses at the measurement date.

The following table presents the components of the net periodic cost for the pension and benefits plans (in millions):

	Three Months Ended		Six Months Ended
	December 30,	December 31,	December 30,	December 31,
Pension Benefits	2006	2005	2006	2005
Service cost	$—	$—	$—	$—
Interest cost	1.3	1.0	2.6	2.0
Expected return on plan assets	(0.3)	(0.3)	(0.6)	(0.6)

Net periodic benefit cost	$1.0	$0.7	$2.0	$1.4

	Three Months Ended		Six Months Ended
Other Postretirement Benefits Plan	December 30, 2006	December 31, 2005	December 30, 2006	December 31, 2005
Service cost	$—	$—	$—	$—
Interest cost	0.1	0.1	0.2	0.2
Expected return on plan assets	—	—	—	—

Net periodic benefit cost	$0.1	$0.1	$0.2	$0.2

Underlying both the calculation of the PBO and net periodic cost are actuarial valuations. These valuations use participant-specific information such as salary, age, years of service, and assumptions about interest rates, compensation increases and other factors. At a minimum, the Company evaluates its assumptions annually and makes changes as necessary.

The Company expects to incur cash outlays of approximately $4.9 million related to its defined benefit pension plans during fiscal 2007 to make current benefit payments and fund future obligations. As of December 30, 2006, approximately $2.4 million had been incurred. These payments have been estimated based on the same assumptions used to measure the Company’s PBO at July 1, 2006. Similarly, the Company expects to incur $0.2 million related to its other post retirement benefits plan pro rata throughout the year.

Note 14. Related Party Transactions

BaySpec, Inc. (“BaySpec”)

As of December 30, 2006, the Company owns approximately 9.9% of BaySpec, a privately held OEM fiber-optics company. The investment is accounted for under the equity method. During the fourth quarter of fiscal 2006, the Company recorded a $1.3 million impairment to reduce the carrying value to zero. BaySpec is both a customer and a supplier of the Company.

Emcore Corporation (“Emcore”)

As of December 30, 2006, the Company held an investment in Emcore, a publicly traded semiconductor company, valued at $0.2 million. Emcore is also a customer of the Company.

Epion Corporation (“Epion”)

During the second quarter of fiscal 2007, the Company sold its investment in Epion, a privately held gas cluster ion beam technology company, for net proceeds of $4.2 million. Epion was a licensee of the Company’s intellectual property and a supplier of the Company.

Fabrinet Co. (“Fabrinet”)

During the second quarter of fiscal 2007, Fabrinet, a privately held contract manufacturing company in which the Company has a long-term investment, was both a customer and supplier. The purchases and sales of items between the Company and Fabrinet have been evaluated for accounting under EITF Abstract No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products” (“EITF 01-09”). Based on this evaluation the Company determined that there is an identifiable benefit that was sufficiently separable from the customer’s purchase of the Company’s products and the fair value of that benefit was reasonably estimable in relation to sales to other third parties. As of December 30, 2006, the carrying value of the Company’s investment in Fabrinet was $2.0 million.

The Fuzhou, China legal entities and certain assets of the Ewing and Mountain Lakes, New Jersey facilities were sold to Fabrinet in May 2005. The Company received a note of $10.7 million payable in quarterly installments over four years from Fabrinet and a receivable of $19.0 million for the inventory at Ewing and Mountain Lakes, New Jersey payable in quarterly installments over one year. At December 30, 2006, the related balance receivable from Fabrinet was $5.0 million for the note and $3.5 million for the inventory. The Company agreed to pay Fabrinet $17.0 million to settle specific employee related matters in Fuzhou, China, the cost of employee severance for the Ewing and Mountain Lakes, New Jersey facilities, costs associated with on-going production and wind-down of the Ewing, New Jersey facility, and site remediation costs in Mountain Lakes, New Jersey. The $17.0 million was allocated as follows: $9.4 million to on-going cost of production, $7.4 million to restructuring expense and $0.2 million to lease remediation costs at Mountain Lakes, New Jersey. As of July 1, 2006, the Company had paid this obligation in full.

During the second quarter of fiscal 2006, the Company announced the transition of products manufactured at its Ottawa, Canada site to other Company facilities and to the facilities of its contract manufacturing partners. During the third quarter of fiscal 2006, the Company entered into an agreement with Fabrinet to sell certain inventories to Fabrinet and to transfer the Ottawa manufacturing operations to the Company’s facilities in Shenzhen, China and St. Etienne, France and to Fabrinet’s facilities in Thailand. The Company agreed to reimburse Fabrinet for the cost associated with on-going production and the wind-down and transfer of production. As of December 30, 2006, Fabrinet owed the Company $0.8 million related to certain production and material transactions. During the second quarter of fiscal 2007, the transitions were completed and the Company is in the process of settling with Fabrinet. As of December 30, 2006, the Company has no obligations to Fabrinet related to severance obligations and arrangement fees. Fabrinet production costs were charged to cost of sales and costs related to the transfer and wind down of production were charged to restructuring. The actual restructuring and non-recurring charges totaled approximately $19.4 million through completion, which includes $4.3 million for severance and retention.

As of December 30, 2006, Fabrinet also owed the Company approximately $6.3 million representing trade accounts receivable relating to product sales.

Micralyne, Inc. (“Micralyne”)

As of December 30, 2006, Micralyne Inc., a privately held manufacturer of microfabricated and MEMS (Micro-Electro-Mechanical-Systems) based products in which the Company has a long-term investment, was a supplier of the Company. As of December 30, 2006, the carrying value of the Company’s investment in Micralyne was $0.5 million. During the first quarter of fiscal 2007, the Company signed two loan agreements with Micralyne to provide an equipment loan of up to $1.4 million and a working capital line up to $1.6 million. As of December 30, 2006, the balances of these loans are $0.6 million and $1.4 million, respectively.

Sifam Fibre Optics Limited (“Sifam”)

As of December 30, 2006, Sifam Fibre Optics, a privately held company in which the Company has a long-term investment, was a supplier of the Company. As of December 30, 2006, the carrying value of the Company’s investment in Sifam was $1.2 million. The Company owns approximately 19.9% of Sifam and accounts for the investment under the equity method.

Transactions and balances with the Company’s related parties were as follows (in millions):

	Three months Ended		Six months Ended
	December 30, 2006	December 31, 2005	December 30, 2006	December 31, 2005		December 30, 2006	July 1, 2006
Net revenue:					Receivables:
BaySpec	$—	$—	$—	$—	BaySpec	$—	$—
Emcore	0.5	0.9	0.9	1.5	Emcore	0.7	0.8
Epion	—	—	—	—	Epion	—	—
Fabrinet	—	—	—	—	Fabrinet	15.6	36.3
Micralyne	—	—	—	—	Micralyne	2.1	0.1
Sifam	—	—	—	—	Sifam	—	—

	$0.5	$0.9	$0.9	$1.5		$18.4	$37.2

Net purchases:					Payables:
BaySpec	$0.8	$0.8	$2.4	$1.8	BaySpec	$0.1	$1.0
Emcore	—	—	—	—	Emcore	—	—
Epion	—	—	—	—	Epion	—	—
Fabrinet	46.6	32.0	87.7	56.4	Fabrinet	6.3	20.5
Micralyne	0.3	1.1	0.3	2.0	Micralyne	—	—
Sifam	0.6	0.9	1.0	2.1	Sifam	—	0.1

	$48.3	$34.8	$91.4	$62.3		$6.4	$21.6

Note 15. Commitments and Contingencies

Ottawa lease

In November 2006, the landlord of the Company’s Ottawa facility elected the Build-To-Suit Lease option contained in the Escrow Agreement dated April 6, 2006. Under the terms of the lease the landlord is required to construct a 150,000 square foot general office, research and development and light industrial facility. The initial lease term is ten years with two five year options and an estimated commencement date in October 2007. Total rents payable for the initial term of the lease are approximately $21.4 million.

Tax audits

The Company has been subject to a Dutch wage tax audit for calendar years 1999, 2000, and 2001, and a Texas franchise tax audit related to allocated taxable surplus capital for Texas report years 2001, 2002, and 2003. While the Company believes that it is reasonably possible that one or both of these audits may result in additional tax liabilities, based on currently available information, the Company believes the ultimate outcome of these audits will not have a material adverse effect on the Company's financial position, cash flows or overall trends in results of operations. There is the possibility of a material adverse effect on the Company's financial position, cash flows or overall trends in results of operations for the period in which these matters are ultimately resolved, if they are resolved unfavorably, or in the period in which an unfavorable outcome becomes probable. The range of the potential total tax liability related to these matters is estimated to be from zero to $47.3 million, plus interest. See "Note 3. Mergers and Acquisitions" for a discussion of the potential tax contingency related to the acquisition of Acterna.

Note 16. Reporting Segment and Geographic Information

The Company evaluates its reportable segments in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) and the FASB’s Emerging Issues Task Force Abstracts No. 04-10, “Determining Whether to Aggregate Segments That Do Not Meet the Quantitative Thresholds” (“EITF No. 04-10”). The Company’s Chief Executive Officer, Kevin J. Kennedy, is the Company’s Chief Operating Decision Maker (“CODM”) pursuant to SFAS 131. The CODM allocates resources to the segments based on their business prospects, competitive factors, net revenue, and operating results.

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

JDSU addresses three major markets: Optical Communications, Communications Test & Measurement, and Commercial and Consumer. To serve these markets, JDSU operates in three principal segments: Optical Communications, which accounted for approximately 36% of net revenue in second quarter of fiscal 2007; Communications Test & Measurement, which accounted for approximately 46% of net revenue in second quarter of fiscal 2007; and Advanced Optical Technologies, which accounted for approximately 11% of net revenue in second quarter of fiscal 2007. In addition, the Lasers business unit, included in All Other, accounted for approximately 7% of second quarter net revenue in second quarter of fiscal 2007.

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

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies as described in the Annual Report on Form 10-K for the year ended July 1, 2006. The Company evaluates segment performance based on operating income (loss) excluding infrequent or unusual items.

The Company has reclassified operating income (loss) information disclosed below for the first and second quarters of fiscal 2006 to reflect how the CODM assesses segment performance. Segment operating income (loss) was reclassified for the first and second quarters of 2006 to only include allocable expenses relating to selling activities. The amounts shown as Corporate consist of certain unallocated corporate-level operating expenses. In addition, the Company does not allocate restructuring charges, income taxes, or non-operating income and expenses to its segments.

Information on reportable segments is as follows (in millions):

	Three Months Ended		Six Months Ended
	December 30, 2006	December 31, 2005	December 30, 2006	December 31, 2005
Net revenue:
Optical Communications	$132.7	$109.6	$270.7	$210.1
Communications Test & Measurement	168.2	146.0	285.0	241.4
Advanced Optical Technologies	40.4	41.3	79.7	85.4
All Other, Commerical Lasers	25.1	18.1	49.2	37.3
Deferred revenue related to purchase accounting adjustment	(0.1)	(2.1)	(0.2)	(3.0)

Net revenue	$366.3	$312.9	$684.4	$571.2

Operating income (loss):
Optical Communications	$(0.1)	$(10.2)	$2.1	$(26.9)
Communications Test and Measurement	35.8	26.5	42.6	46.1
Advanced Optical Technologies	12.7	9.4	23.7	19.2
All Other, Commerical Lasers	2.2	(0.8)	3.9	(0.7)
Corporate	(31.1)	(30.5)	(59.8)	(60.2)

Total segment operating income (loss)	19.5	(5.6)	12.5	(22.5)
Unallocated amounts:
Stock based compensation	(8.7)	(3.4)	(15.3)	(6.6)
Acquisition-related charges and amortization of intangibles	(17.0)	(25.7)	(34.1)	(87.6)
Reduction of other long-lived assets	(3.0)	1.4	(3.1)	(4.6)
Restructuring charges	(5.5)	(14.9)	(10.7)	(19.7)
Other realignment charges	(0.8)	(1.0)	(1.5)	(3.4)
Interest and other income	15.3	6.5	35.1	7.7
Interest expense	(1.1)	(0.7)	(3.0)	(1.5)
Gain on sale of investments	28.2	1.8	28.5	35.1

Income (loss) before income taxes	$26.9	$(41.6)	$8.4	$(103.1)

Note 17. Guarantees

The Company from time to time enters into certain types of contracts that require the Company to indemnify parties against third-party claims. These contracts primarily relate to: (i) divestiture agreements, under which the Company may provide customary indemnifications to purchasers of the Company’s businesses or assets; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises; and (iii) certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship.

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of December 30, 2006.

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

The following table presents the changes in the Company’s warranty (in millions):

	Three Months Ended		Six Months Ended
	December 30, 2006	December 31, 2005	December 30, 2006	December 31, 2005
Balance as of beginning of period	$10.1	$12.6	$11.5	$7.3
Provision for warranty	1.2	1.7	2.9	3.4
Utilization of reserve	(0.7)	(0.1)	(1.0)	(0.8)
Adjustments related to pre-existing warranties	(1.0)	(0.5)	(3.8)	(1.4)
Adjustments related to acquisition	—	0.2	—	5.4

Balance as of end of period	$9.6	$13.9	$9.6	$13.9

Note 18. Legal Proceedings

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

Fact discovery in In re JDS Uniphase Corporation Securities Litigation is substantially complete. Each party has noticed and taken depositions of both party and non-party witnesses. The closing date for expert discovery is March 23, 2007. The next case management conference is scheduled for June 22, 2007, and trial is set to begin on October 1, 2007.

A related securities case, Zelman v. JDS Uniphase Corp., No. C-02-4656 CW (N.D. Cal.), is purportedly brought on behalf of a class of purchasers of debt securities that were allegedly linked to the price of JDSU’s common stock. The Zelman complaint alleges that the debt securities were issued by an investment bank during the period from March 6, 2001 through July 26, 2001. The complaint names the Company and several of its former officers and directors as Defendants, alleges violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5, and seeks unspecified damages. On August 26, 2005, Defendants answered the complaint. On November 16, 2005, the Court granted Plaintiffs’ motion for class certification, which Defendants had not opposed. Fact discovery in the Zelman action is substantially complete. The closing date for expert discovery is March 23, 2007. No trial date has been set.

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

On January 16, 2007, a stipulated stay of the California derivative action expired. On that same date, a stipulated stay of the shareholder inspection demand action brought by the plaintiff in the California derivative action also expired. In both of those actions, a case management conference is scheduled for February 13, 2007.

No activity has occurred in Cromas v. Straus, Civil Action No. 19580 (Del. Ch. Ct.), the Delaware derivative action, since our last filing.

The OCLI and SDL Shareholder Actions:

Plaintiffs purporting to represent the former shareholders of OCLI and SDL have filed suit against the former directors of those companies, asserting that they breached their fiduciary duties in connection with the events alleged in the securities litigation against the Company. Plaintiffs in the OCLI action, Pang v. Dwight, No. 02-231989 (Sonoma Super. Ct.), purport to represent a class of former shareholders of OCLI who exchanged their OCLI shares for JDSU shares when JDSU acquired OCLI. The complaint names the former directors of OCLI as Defendants, asserts causes of action for breach of fiduciary duty and breach of the duty of candor, and seeks unspecified damages. The court has set a case management conference for April 5, 2007. The Plaintiffs in the SDL action, Cook v. Scifres, Master File No. CV814824 (Santa Clara Super. Ct.), purport to represent a class of former shareholders of SDL who exchanged their SDL shares for JDSU shares when the Company acquired SDL. Plaintiffs filed an amended complaint on September 12, 2005. The complaint names the former directors of SDL as Defendants, asserts causes of action for breach of fiduciary duty and breach of the duty of disclosure, and seeks unspecified damages. On August 16, 2006, the Court sustained Defendants’ demurrer to the complaint with leave to amend. Plaintiffs filed an amended complaint on November 20, 2006. Defendants demurred to the amended complaint on January 8, 2007. That demurrer is scheduled to be heard on March 6, 2007. A case management conference is also scheduled for March 6, 2007. Limited discovery in the SDL action has occurred. No trial date has been set in either the OCLI or SDL action.

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

Plaintiffs filed a second amended complaint on June 30, 2006. Defendants answered the complaint on July 6, 2006, and JDSU asserted counterclaims for breach of contract. The Court dismissed those counterclaims on September 11, 2006. Both sides have begun taking discovery. Trial is set to begin on February 11, 2008.

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

Note 19. Subsequent Events

In January 2007, the Company purchased all of the outstanding common stock of Casabyte Inc., a provider of wireless quality assessment solutions that are marketed primarily to the wireless telecommunications industry throughout the world, for approximately $33 million in cash. The former shareholders of Casabyte Inc. made certain representations and warranties to the Company and agreed to indemnify the Company against damages which might arise from a breach of those undertakings. As security for this indemnification obligation of the former Casabyte Inc. shareholders, JDSU retained approximately 10% of the cash consideration, which is scheduled to be released on the twelve month anniversary of the acquisition date. The Company expects to account for the transaction in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). Casabyte Inc. will be integrated with JDSU’s Communications Test and Measurement division.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q which are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. A forward-looking statement may contain words such as “anticipates that,” “believes,” “can impact,” “continue to,” “estimates,” “expects to,” “intends,” “may,” “plans,” “potential,” “projects,” “to be,” “will be,” “will continue to be,” “continuing,” “ongoing,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements regarding: our belief that the adoption of SAB 108, SFAS 157, SFAS 158, EITF 06-3, and FIN 48 will not have a material impact on our financial statements; our expectation that our acquisition of Test-Um will establish us as a leader in the growing market for home and enterprise network testing; our expectation that the acquisition of Test-Um will solidify our leadership position in the rapidly growing market for tunable lasers and transponders, offer an optimal path to high volume high yield tunable, pluggable solutions; our expectation that the combined portfolio of products and services will enhance the deployment of internet Protocol (IP) based data, voice and video services over optical long haul, metro, fiber-to-the home, DSL and cable networks; our expectation that the estimates and assumptions related to the purchase price of Test-Um is subject to change; our expectation that the estimates and assumptions related to the purchase price of Agility Communications is subject to change; our expectation to be a leading provider of test instruments, systems and services for reliable, cost-effective deployment of IP based data, voice and video products and services over broadband networks due to the acquisition of Acterna; Management and the Audit Committee’s beliefs that reclassifications and out of period adjustments are not material to previously reported financial statements; our expectation that the Casabyte Inc. transaction will be accounted for in accordance with SFAS No. 141; our expectation that our indemnification claims against the Acterna former security holders may exceed $50.4 million, and that if the tax liability is greater than the amount indemnified we expect that the excess will be accounted for as additional goodwill; our expectation that acquiring Photonic Power Systems (“PPS”) will diversify our customer base, create opportunities in new markets and industries as well as expand our investments in future optical technologies and strengthen our vertically integrated products portfolio; our intention to review goodwill related to the PPS transaction at least annually for impairment or more frequently if impairment indicators arise, in accordance with SFAS 142; our commitment to the OEM laser business and intention to significantly strengthen our portfolio in the higher growth diode-pumped solid-state laser market; our estimate that we will need to invest an additional $4.4 million in research and development during the remainder of fiscal year 2007 to develop IPR&D into commercially viable products; our ability to accurately write down inventory appropriately; our obligation to register as a producer in certain European Union countries and incur financial responsibility with respect to products sold within the European Union; our efforts to focus on RoHS compliance and the possibility of incurring substantial costs to change our manufacturing process, redesign or reformulate and obtain substitute components for our products that are deemed covered products under the RoHS directive; the fact that we may be required to repurchase the Senior Convertible Notes issued on May 17, 2006 and June 5, 2006 or convert them into shares of common stock; our obligation to purchase all or a portion of the Convertible Debt Notes on each of May 15, 2013, May 15, 2016 and May 15, 2021; our obligation to repurchase the Zero Coupon Senior Convertible Notes issued on October 31, 2003, and November 15, 2008; our obligation to convert the Senior Convertible Notes issued on October 31, 2003 into common stock; our obligation to pay severance and benefits through the third quarter of 2007; our expectation to enter into a ten year lease with the landlord of the Company’s Ottawa facility that will commence in October 2007; our intention to maintain the tax valuation allowance until sufficient positive evidence exists to support reversal of some or all of it; our belief that we have adequately provided for any tax adjustments that may result from tax audits; our expectation of incurring certain costs related to stock option activity through the fiscal year 2011 for stock options granted December 30, 2006; our legal obligation to contribute $0.1 million into our pension plan in 2007; our expectation to contribute $0.2 million into our other post retirement benefits plan pro-rata throughout the fiscal year 2007; our belief that the tax audits will not have a materially adverse effect on our financial position, cash flows or overall trends in results of operations; our belief that the Derivative, OCLI and SDL Shareholder, and ERISA actions, individually or in the aggregate, are without merit and that the expense of defending such actions have been costly and will continue to be costly, and could be quite significant and may not be covered by our insurance policies; our belief that the litigation arising out of the ordinary course of business will not have a materially adverse impact on our financial position, results of operations or statements of cash flows; our continued commitment to enabling broadband and optical innovation in communications and commercial markets; our belief that we are a leading provider of innovation optical solutions for medical/environmental instrumentation, semiconductor processing, display, document and brand authentication, aerospace, defense and decorative applications; our belief that we are leading provider of communications test and measurement solutions and optical products for telecommunications service providers, cable operators and network equipment manufacturers; our expectation that higher customer concentration, attendant pricing pressure and other effects on our communications markets will remain for the foreseeable future; the possibility that we may need to spend considerable resources to design and develop new product; our belief that system designs must first be initiated at the carrier level, communicated to the systems provider and then communicated to us and our competitors; our belief that seasonality will continue for the foreseeable future and will impact our Communications Test & Measurement financial results, our overall product mix and financial performance; our belief that certain equipment under multiple-element arrangements are not considered software related and would therefore be excluded from the scope of AICPA SOP 97-2; our inability to predict changes in the financial condition of our customers, our estimates of the recoverability of our trade receivables; our expectation to continue to make investments in privately held companies as well as venture capital investments for strategic and commercial purposes; our obligation to pay warranty accruals if unforeseen technical problems arise; our expectation that estimates with regard to restructuring plans will require us to record additional employment benefit provisions; our estimates related to pension and other postretirement benefits may change in the future; our ability to predict future revenue, profitability and general financial performance and that could create quarter over quarter variability in one or more of our financial measures; our expectation that the communications industry will continue to consolidate; our expectation that until our program of North American assembly transitions are completed, these activities will continue to present additional supply chain and product delivery disruption, yield and quality concerns and increased costs; our expectation that the introduction of new products will continue to incur relatively high start-up costs and increased yield and product quality issues; our intention to aggressively address our SG&A expenses and reduce these expenses as and when opportunities arise; our expectation of increased SG&A expenses related to completion of the integration of Acterna, particularly with respect to business infrastructure and systems matters; our expectation to incur additional SG&A expenses as we continue to add additional corporate accounting and finance staff as well as address the requirements of Section 404 of the Sarbanes Oxley Act of 2002; our inability to ensure that the SG&A expenses will decline in the future; our intention to develop a cost structure (including our SG&A expense), which will lead to profitability under current and expected revenue levels; our intention to further reduce costs through targeted, customer driven restructuring events intended to consolidate and rationalize the manufacture of our products based on core competencies and cost efficiencies; our expectation that international customers will continue to be an important part of our overall net revenue and an increasing focus for net revenue growth; our belief that our existing cash balances and short-term investments will be sufficient to meet our liquidity and capital spending requirements at least through the next 12 months; the fact that we may enter into foreign currency forward contracts to protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates; our inability to completely protect against the risks associated with foreign currency fluctuations; our expectation to rely on a limited number of customers for a significant portion of our revenues for each period for the foreseeable future; our belief that the telecommunications industry has entered a period of consolidation; our belief that we will continue to experience periodic difficulties (such as delays, interruptions and quality problems) associated with products we have transferred to contract manufacturers; our belief that these delays may result in customer dissatisfaction and additional cost; the belief that our future depends, in part, on our ability to attract and retain key personnel, continued contributions of our executive management team and other key management and technical personnel; our recruiting efforts for our corporate and operations finance teams; our reliance on our ability to use stock options and other forms of stock-based compensation as a key component of our executive and employee compensation structure; our expectation that the costs of the evaluating our current trade compliance practices and implementation of any resulting improvements will not have a material adverse effect on our operating results or business; our expectation to expand our research and development activities in China; our continued efforts to increase the scope and extent of our manufacturing operations in our Shenzhen facilities and our expectation that our ability to operate successfully in China will become increasingly important to our overall success; the expectation that we will incur additional costs to transfer product lines to our facilities located in China; our intention to export a majority of the products manufactured at our facilities in China; our expectation to make significant investments to enable our future growth, grow our business through business combinations or other acquisitions of businesses products or technologies and continue to evaluate and explore strategic opportunities as they arise; our expectation that Asian, and particularly Chinese, competition will increase across our portfolio; our expectation that we will continue to experience sales price reduction; our belief that adequate amounts have been provided for any adjustments that may result from examinations from federal, state and foreign tax audits; our belief that our revenue must continue to increase substantially in the future for us to be profitable; our expectation that gains and losses will be offset by re-measurement gains and losses on the foreign currency dominated assets and liabilities.

Management cautions that forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in such forward-looking statements. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, including, without limitation, the following: uncertainties surrounding the impact of consolidation of our customer base on revenues; uncertainties as to the effects of our adoption of certain accounting policies; our inability to accurately and timely complete valuation analyses in connection with our acquisitions; our limited ability to perceive or predict market trends; inability to align our operations with customer demand and the changes affecting our industry; unanticipated costs associated with our cost reduction programs; difficulties related to predicting financial performance for future periods; inaccurate assumptions regarding our ability to establish ourselves in the market for home and enterprise network testing; inaccurate estimates regarding the amount of additional investment needed to develop IPR&D during the remainder of the fiscal year 2007; inability to account for the Casabyte, Inc. transaction in accordance with SFAS 141; difficulties related to Management and the Audit Committee to accurately assess whether reclassifications and out of period adjustments are material to previously reported financial statements; inaccurate process for tracking inventory; unsuccessful efforts to improve our execution and design and introduce products that meet customer’s future needs and to manufacture such products at competitive costs; decreases in our product portfolio and revenues; immaterialized customer and market penetration resulting from our recent acquisitions; the diversion of our management’s time with respect to the integration of acquisitions; lack of resources set aside for investment in R&D; unanticipated expenses related to litigation, dispute related settlements, accruals, integration from acquisitions and compliance measures related to the Sarbanes-Oxley Act of 2002; inaccurate assessment that our tax liability as a result of acquisitions and tax audits will be minimally impacted; greater than anticipated tax exposure; difficulties in integrating technology acquired through acquisitions with our own product lines; defects in our process for establishing inventory reserves; greater than anticipated tax assessments associated with current audits; a lack of cash necessary to make required contributions to pension plans; delays in bringing products to market due to development problems; difficulties in developing new products; inability to maintain valuation allowance; a lack of cash necessary to pay off holders of the Zero Coupon Senior Convertible Notes and Senior Convertible Notes; greater than anticipated costs related to estimated amortization of stock options granted as of December 30, 2006; excessively high costs in the future related to enhancing our existing systems; significant changes in customer preferences; the possibility that competitors will introduce products faster than us; unanticipated difficulties in building close working relationships with partners; delay related to the execution and commencement of the lease with the Company’s landlord in Ottawa; decreased sales from customers outside of North America than anticipated; product defects sustained as a result of deployment in a variety of demanding environments; inability to obtain new orders from major customers; unanticipated difficulties associated with increasing the scope and extent of our operating facilities in China; the variability of our manufacturing yields; failure to obtain the required approvals from governmental authorities in China; unanticipated difficulties in managing our inventory; failure to adequately protect our intellectual property; substantial technological changes in the communications test and measurement solutions market; a lack of the required resources to invest in the development of new products; the viability of legal claims brought against us; our failure to accurately predict the effect of the ultimate outcome of claims on our business, financial condition or results of operations; lower than expected revenues; the risk that we may be required to expend more cash in the future than anticipated; the timing of orders; an unanticipated lack of resources to invest in private companies; changing market conditions; uncertainties of the assumptions regarding anticipated valuation allowance; insufficient cash balances and short-term investments; greater than anticipated costs associated with post-acquisition in-process research and development projects; uncertainties as to the future level of sales and revenues; unanticipated budgetary constraints; subjection to greater than anticipated environmental liabilities; unexpected third party indemnification claims; failed efforts to recruit experienced accounting and financial reporting personnel; the need to write-off any inventory that is not RoHS compliant; unanticipated difficulties in the remediation of internal control deficiencies; inability to complete the remediation of internal controls in a timely fashion and other factors set forth in “Risk Factors” and elsewhere herein. Further, our future business, financial condition and results of operations could differ materially from those anticipated by such forward-looking statements and are subject to risks and uncertainties including the risks set forth above and in Part II, Item 1A “Risk Factors” set forth in this Form 10-Q. Moreover, neither we assume nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. Forward-looking statements are made only as of the date of this Report and subsequent facts or circumstances may contradict, obviate, undermine or otherwise fail to support or substantiate such statements. We are under no duty to update any of the forward-looking statements after the date of this Form 10-Q to conform such statements to actual results or to changes in our expectations.

In addition, Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the year ended July 1, 2006.

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

On August 3, 2005, we completed the acquisition of privately held Acterna, Inc. (“Acterna”), a leading worldwide provider of broadband and optical test and measurement solutions for telecommunications and cable service providers and network equipment manufacturers. Beginning in the first quarter of fiscal 2006, the addition of Acterna formed a new reportable segment to our business, the Communications Test & Measurement segment. One attribute of this segment is considerable seasonal revenue variability. We expect this seasonality to continue for the foreseeable future, impacting our Communications Test & Measurement financial results, our overall product mix, and financial performance.

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

Major business developments during the second quarter of fiscal 2007 include:

•

Net revenue in the second quarter of fiscal 2007 increased 17%, or $53.4 million, to $366.3 million from $312.9 million in the second quarter of fiscal 2006. Net revenue in the second quarter of fiscal 2007 consisted of $132.7 million, or approximately 36% of net revenue, from Optical Communications, $168.2 million, or approximately 46% of net revenue, from Communications Test & Measurement, $40.4 million, or approximately 11% of net revenue, from Advanced Optical Technologies, and $25.1 million, or approximately 7% of net revenue, from Lasers. Communications Test & Measurement also had a $(0.1) million of deferred revenue adjustment that is eliminated from consolidated revenue as a result of purchase accounting adjustments.

•

Gross profit as a percentage of net revenue in the second quarter of fiscal 2007 increased to 37% from 30% in the same period a year ago. The year over year improvement in gross profit was primarily related to the addition of Communications Test & Measurement in the prior year with higher profit margins, an increase in Optical Communications’ sales volume, and the impact of our on-going manufacturing cost reduction programs.

•

Our combined research and development (“R&D”) and selling, general and administrative (“SG&A”) expenses, as a percent of net revenue, decreased slightly to 37% in the second quarter of fiscal 2007, from 40% in the second quarter of fiscal 2006.

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

SFAS No. 157

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), to provide enhanced guidance when using fair value to measure assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 applies whenever other pronouncements require or permit assets or liabilities to be measured at fair value and, while not requiring new fair value measurements, may change current practices. We are currently evaluating the impact SFAS 157 will have on our consolidated financial statements. SFAS 157 is effective beginning fiscal year 2009.

SFAS No. 158

In September 2006, FASB issued Statement of Financial Accounting Standards No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in “Accumulated other comprehensive income,” net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be our fiscal year end. Presently, we use June 30 to measure our pension and postretirement benefit plans. SFAS 158 is effective for publicly-held companies as of the end of the fiscal year ending after December 15, 2006, except for the measurement date provision, which is effective for fiscal years ending after December 15, 2008. We will implement SFAS 158 in the fourth quarter of this fiscal year and expect that the implementation will result in a change in the pension liability reported on the balance sheet to record previously unrecognized actuarial gains as a component of accumulated other comprehensive income.

FIN 48

In June 2006, FASB issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FAS No. 109)” (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, it is determined whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criteria. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in a) an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, b) a reduction in a deferred tax asset or an increase in a deferred tax liability or c) both a and b. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be de-recognized in the first subsequent financial reporting period in which that threshold is no longer met. Use of a valuation allowance as described in FAS No. 109 is not an appropriate substitute for the de-recognition of a tax position. The requirement to assess the need for a valuation allowance for deferred tax assets based on sufficiency of future taxable income is unchanged by this interpretation. This Interpretation is effective for fiscal years beginning after December 15, 2006. We will implement FIN 48 in the first quarter of fiscal year 2008 and are currently evaluating the impact FIN 48 will have to our consolidated balance sheet and statement of operations.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a description of the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K filed with the SEC. There have been no changes to our critical accounting policies since July 1, 2006.

RECLASSIFICATIONS AND OUT OF PERIOD ADJUSTMENTS

For the three months ended December 30, 2006, we recorded adjustments related to cost of sales, operating expense, interest expense, other income, and certain balance sheet adjustments. The corrections resulted in $0.6 million in additional income before income taxes in its second quarter related to prior quarters. Management and the Audit Committee believe that such amounts are not material to previously reported financial statements. These adjustments did not change the reported net income per share for the three months ended December 30, 2006.

For the six months ended December 30, 2006, we recorded adjustments related to cost of sales, operating expense, interest expense, other income and certain balance sheet related adjustments. The corrections resulted in the Company recording a $1.9 million reduction to income before income taxes for the six months ended December 30, 2006, related to prior fiscal years. Management and the Audit Committee believe that such amounts are not material to previously reported financial statements. These adjustments reduced net income per share by $0.01 for the six months ended December 30, 2006.

For the three months ended December 31, 2005, we recorded adjustments related to the true-up of asset retirement obligations for several leased facilities and the initial market value of certain marketable securities not previously recorded. The corrections resulted in additional income of $1.3 million related to prior quarters and fiscal years. Management and the Audit Committee believe that such amounts are not material to previously reported financial statements. There was no impact on net loss per share from these adjustments.

For the six months ended December 31, 2005, we recorded adjustments related to the recognition of asset retirement obligations for several leased facilities, the initial market value of certain marketable securities not previously recorded and the allocation of deferred rent expense over the term of certain leases. The corrections resulted in additional expenses of $6.3 million related to prior quarters and years. Management and the Audit Committee believe that such amounts are not material to previously reported financial statements. The impact from these adjustments was an additional loss of $0.01 per share.

RESULTS OF OPERATIONS

The results of operations for the current period are not necessarily indicative of results to be expected for future years. The following table summarizes selected Consolidated Statement of Operations items (in millions, except for percentages):

	Three Months Ended				Six Months Ended
	December 30, 2006	December 31, 2005	Change	Percentage Change	December 30, 2006	December 31, 2005	Change	Percentage Change
Net revenue	$366.3	$312.9	$53.4	17%	$684.4	$571.2	$113.2	20%

Gross profit	137.1	94.9	42.2	44%	235.1	138.9	96.2	69%
Percentage of net revenue	37%	30%			34%	24%

Research and development	42.8	40.7	2.1	5%	82.8	74.4	8.4	11%
Percentage of net revenue	12%	13%			12%	13%

Selling, general and administrative	94.4	83.3	11.1	13%	177.4	153.7	23.7	15%
Percentage of net revenue	26%	27%			26%	27%

Amortization of other intangibles	6.9	6.3	0.6	10%	13.3	11.0	2.3	21%
Percentage of net revenue	2%	2%			2%	2%

Acquired in-process research and development	—	0.3	(0.3)	-100%	—	19.9	(19.9)	-100%
Percentage of net revenue	0%	0%			0%	3%

Reduction of other long-lived assets	3.0	(1.4)	4.4	-314%	3.1	4.6	(1.5)	-33%
Percentage of net revenue	1%	0%			0%	1%

Restructuring charges	5.5	14.9	(9.4)	-63%	10.7	19.7	(9.0)	-46%
Percentage of net revenue	2%	5%			2%	3%

Net Revenue:

Net revenue in the second quarter of fiscal 2007 increased 17%, or $53.4 million, to $366.3 million from $312.9 million in the second quarter of fiscal 2006. Net revenue for the six months ended December 30, 2006 increased 20%, or $113.2 million, to $684.4 million from $571.2 million in the comparable period in the prior year.

The increase in net revenue in both periods is primarily due to recent acquisitions and an increase in demand of our agile optical network (“AON”) products, including Reconfigurable Optical Add / Drop Multiplexers (ROADM), optical switches, blockers, and tunables. Revenue growth also includes increased demand for Modules, Core, Submarine, Passive Components and Lasers. Recent acquisitions include Acterna in August 2005 and Agility in November 2005. The increase in net revenue was partially offset by a decrease in net revenue in our custom optics business unit due to our decision to exit non-core and unprofitable product lines.

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

Gross Profit:

Gross profit in the second quarter of fiscal 2007 increased 44%, or $42.2 million, to $137.1 million from $94.9 million in the second quarter of fiscal 2006. Gross profit excluding amortization expense of acquired developed technologies in the second quarter of fiscal 2007 increased 41%, or $42.9 million, to $147.1 million from $104.2 million the same quarter a year ago.

Gross profit in the six months ended December 30, 2006 increased 69%, or $96.2 million, to $235.1 million from $138.9 million in the comparable period in the prior year. Gross profit excluding amortization expense of acquired developed technologies in the six months ended December 30, 2006 increased 64%, or $99.2 million, to $255.0 million from $155.8 million compared to the same period a year ago.

The increase in both periods is primarily due to the addition of Communications Test & Measurement and additional gross profit in Optical Communications primarily from an increase in sales volume and savings from our on-going manufacturing cost reduction programs. This increase in gross profit was partially offset by an increase in amortization expense of acquired developed technologies and of the sale of stepped up inventory acquired from Acterna in August 2005 and Agility in November 2005.

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

Research and Development (“R&D”) and Selling, General and Administrative (“SG&A”):

R&D and SG&A expenses for the three months ended December 30, 2006 increased 11%, or $13.2 million to $137.2 million, from $124.0 million in the same period a year ago. R&D and SG&A expenses for the six months ended December 30, 2006 increased 14%, or $32.1 million to $260.2 million, from $228.1 million in the same period a year ago. The increase in both periods is primarily due to increased selling expense on higher bookings, the inclusion of small acquisitions, increased investment in new platforms and products, and higher stock-based compensation. Stock-based compensation was lower in fiscal 2006 due to the acceleration of options with exercise prices above $20.0 in the fourth quarter of fiscal 2005, resulting in a lower number of options being expensed compared to fiscal 2007.

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

Amortization of Other Intangibles:

Amortization expense for the three and six months ended December 30, 2006 increased 10% and 21%, respectively, compared to the same period a year ago. This is primarily due to the increase in our intangible assets subject to amortization as a result of our acquisitions of Acterna in the first quarter and Agility in the second quarter of fiscal 2006.

Based on the carrying amount of other intangibles as of December 30, 2006, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Years Ended June 30,
Remainder of 2007	$38.3
2008	56.1
2009	51.5
2010	49.8
2011	47.9
Thereafter	95.9

Total amortization	$339.5

Acquired In-Process Research and Development:

We did not incur any in-process research and development (“IPR&D”) expenses during the three and six months ended December 30, 2006. During the three and six months ended December 31, 2005, we incurred $0.3 million and $19.9 million of IPR&D expense in connection with our purchase of Acterna in the first quarter. In accordance with U.S. GAAP, IPR&D was expensed on the acquisition date as the acquired technology had not yet reached technological feasibility and had no future alternative uses.

Reduction of Other Long-Lived Assets:

During the three and six months ended December 30, 2006, we recorded $3.0 million and $3.1 million, respectively, of reductions of the carrying value of our other long-lived assets. During the three and six months ended December 31, 2005, we recorded a gain of $1.4 million and a loss of $4.6 million, respectively.

Assets Held and Used:

During the three and six months ended December 30, 2006, we recorded impairment charges of $0.8 million and $0.8 million, respectively, for certain assets related to our Santa Rosa, California facility. During the three and six months ended December 31, 2005, we recorded impairment charges of $1.2 million and $2.2 million, respectively, for assets related primarily to the Santa Rosa facility.

Assets Held for Sale:

During the three and six months ended December 30, 2006, we recorded an impairment charge of zero and $0.7 million, respectively, for certain assets related to our Rochester, Minnesota facility. During the three and six months ended December 31, 2005, no assets classified as held for sale were reduced in value.

Sale of Assets:

During the three and six months ended December 30, 2006, we recorded a loss of $2.2 million and a loss of $1.6 million primarily related to the transfer of assets to Fabrinet. During the three months ended December 31, 2005, we recorded a gain on the sale of assets of $2.6 million due to the sale of our Melbourne, Florida facility partially offset by a loss on the sale of a portion of our Santa Rosa facility. During the six months ended December 31, 2005, we recorded a loss of $2.4 million primarily related to the sale of our front surface mirror business.

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

During the second quarter of fiscal 2007, we recorded $0.8 million in expense for severance and benefits and $4.7 million for manufacturing transfer cost. Eleven employees were notified for termination, 10 in research and development and 1 in selling, general and administrative functions. All of these 11 notified employees were located in North America. As of December 30, 2006, 1 employee had been terminated. Severance and benefits are scheduled to be paid through the fourth quarter of fiscal 2007 and payments related to lease costs are expected to be paid by the first quarter of fiscal 2014.

During the first quarter of fiscal 2007, we recorded $5.2 million in restructuring charges which included $0.7 million in expense for severance and benefits, $5.8 million for manufacturing transfer cost and $(1.3) million adjustment to reflect modified lease term on a restructured facility. Ten employees were notified for termination, 1 in manufacturing, 4 in research and development and 5 in selling, general and administrative functions. All of these 10 notified employees were located in North America. As of December 30, 2006, 5 employees had been terminated. Payments related to severance and benefits are expected to be paid off by the third quarter of fiscal 2007.

During the second quarter of fiscal 2006, we announced the transition of products manufactured at our Ottawa, Canada site to other Company facilities and to the facilities of Fabrinet, one of our contract manufacturing partners. During the third quarter of fiscal 2006, we entered into an agreement with Fabrinet to transfer the manufacturing operations located in Ottawa, Canada to Company facilities in Shenzhen, China and St. Etienne, France. In addition, certain manufacturing operations were transferred to Fabrinet facilities in Thailand. We completed the transfer and wind down of production at Ottawa in the second quarter of fiscal 2007. The actual restructuring and non-recurring charges totaled approximately $19.4 million, through completion, which includes $4.3 million for severance and retention.

During the second quarter of fiscal 2006, we recorded $12.8 million in expense for severance and benefits and $2.1 million to adjust accruals on restructured leases. Eight hundred twenty nine employees were notified for termination, 709 in manufacturing, 78 in research and development and 42 in selling, general and administrative functions. Eight hundred twenty four terminated employees were located in North America and 5 in Europe. As of December 30, 2006, 795 employees had been terminated. Severance and benefits are scheduled to be paid through the fourth quarter of fiscal 2007.

Our ability to generate sublease income, as well as our ability to terminate lease obligations at the amounts estimated, is highly dependent upon the economic conditions, particularly commercial real estate market conditions in certain geographies, at the time we negotiate the lease termination and sublease arrangements with third parties as well as the performances by such third parties of their respective obligations. While the amount we have accrued represents the best estimate of the remaining obligations we expect to incur in connection with these plans, estimates are subject to change. Routine adjustments are required and may be required in the future as conditions and facts change through the implementation period. Our restructuring obligations are net of sublease income or lease settlement estimates of approximately $7.3 million. If adverse macroeconomic conditions continue, particularly as they pertain to the commercial real estate market, or if, for any reason, tenants under subleases fail to perform their obligations, we may be required to reduce estimated future sublease income and adjust the estimated amounts of future settlement agreements, and accordingly, increase estimated cost to exit certain facilities. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2010.

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

Interest and Other Income:

During the three months ended December 30, 2006, interest and other income increased by $8.8 million compared to the same period a year ago. The increase was primarily due to higher interest income of approximately $8.5 million due to higher cash balances resulting from the issuance of $425 million of Senior Convertible Notes.

During the six months ended December 30, 2006, interest and other income increased by $27.4 million compared to the same period a year ago. The increase was primarily due to the receipt of $5.1 million related to a non interest bearing note convertible into preferred stock received from the settlement of a contract dispute for which no value was ascribed at the time of the settlement, higher interest income of approximately $15.6 million due to higher cash balances resulting from the issuance of $425 million of Senior Convertible Notes and a change from net foreign exchange losses to gains between the six months to December 31, 2005 and the six months to December 30, 2006 amounting to $5.8 million.

Interest Expense:

During the three and six months ended December 30, 2006, interest expense increased by $0.4 million and $1.5 million, respectively, compared to the same period a year ago. The increase was primarily due to higher interest expense resulting from the issuance of $425 million of Senior Convertible Notes.

Gain on Sale of Investments:

The net gain on sale of investments of $28.2 million recorded during the three months ended December 30, 2006 was primarily due to the sale of equity investments in IPG Photonics Corporation (“IPG”) and Epion Corporation (“Epion”) for net gains of $25.6 million and $3.2 million, respectively, offset by a loss on sales of other long-term investments. The net gain of $1.8 million during the three months ended December 31, 2005 was primarily due to the recording of the initial market value of certain marketable securities not previously recorded.

The net gain on sale of investments of $28.5 million recorded during the six months ended December 30, 2006 was primarily due to the sale of equity investments in IPG and Epion. The net gain on sale of investments of $35.1 million recorded during the six months ended December 31, 2005 was primarily due to the sale of half of our 25% ownership in ADVA Optical Networking (“ADVA”) for a gain of $28.9 million, the sale of our ownership of Nortel for a gain of $4.4 million, and the recording of the initial market value of certain marketable securities not previously recorded for $1.8 million.

Income Tax Expense (Benefit):

We recorded an income tax expense of $3.7 million and $2.6 million for the three and six months ended December 30, 2006, respectively, as compared to an income tax expense of $0.5 million and $6.0 million for the three and six months ended December 31, 2005, respectively.

The income tax expense recorded for the three months ended December 30, 2006 primarily relates to income tax in certain foreign and state jurisdictions based on our forecasted pre-tax income for the year. The income tax expense recorded for the six months ended December 30, 2006 primarily relates to income tax in certain foreign and state jurisdictions and a $0.3 million deferred tax expense associated with tax amortization of goodwill for which no financial statement amortization has occurred.

The income tax expense recorded for the three months ended December 31, 2005 primarily relates to income tax in certain foreign and state jurisdictions. The income tax expense recorded for the six months ended December 31, 2005 primarily relates to a $3.6 million non-cash charge associated with the reversal of tax benefits recognized in prior periods relating to the sale of certain marketable securities and a $0.3 million deferred tax expense associated with tax amortization of goodwill for which no financial statement amortization has occurred.

The income tax expense recorded for the three months and six months ended December 30, 2006 differs from the expected tax expense that would be calculated by applying the federal statutory rate to our income before income taxes primarily due to changes in valuation allowance for deferred tax assets in our domestic and foreign jurisdictions.

We have recorded deferred tax assets as of December 30, 2006 only to the extent that we believe it is more likely than not that these deferred tax assets will be realized. We have provided a full valuation allowance on the remainder of its net deferred tax assets since we believe it is more likely than not that these deferred tax assets will not be realized. We intend to maintain the valuation allowance until sufficient positive evidence exists to support reversal of some or all of the valuation allowance. In addition, the occurrence of negative evidence with respect to deferred tax assets which currently have no valuation allowance could result in an increase in the valuation allowance in a future period. Our income tax expense (benefit) recorded in the future will be reduced or increased in the event changes to the valuation allowance are required.

We are currently subject to various federal, state and foreign audits by taxing authorities. We believe that adequate amounts have been provided for any adjustments that may result from these examinations; however, it is possible that the final outcomes may differ materially from our current estimates.

Operating Segment Information:

The following table summarizes revenue by operating segment for the three and six months ended December 30, 2006 and December 31, 2005 (in millions except for percentages):

	Three Months Ended				Six Months Ended
	December 30, 2006	December 31, 2005	Change	Percentage Change	December 30, 2006	December 31, 2005	Change	Percentage Change
Optical Communications
Revenue	$132.7	$109.6	$23.1	21%	$270.7	$210.1	$60.6	29%
Operating income (loss)	(0.1)	(10.2)	10.1	99%	2.1	(26.9)	29.0	108%

Communications Test & Measurement
Revenue	168.2	146.0	22.2	15%	285.0	241.4	43.6	18%
Operating income	35.8	26.5	9.3	35%	42.6	46.1	(3.5)	-8%

Advanced Optical Technologies
Revenue	40.4	41.3	(0.9)	-2%	79.7	85.4	(5.7)	-7%
Operating income	12.7	9.4	3.3	35%	23.7	19.2	4.5	23%

All Other, Commercial Lasers
Revenue	25.1	18.1	7.0	39%	49.2	37.3	11.9	32%
Operating income	2.2	(0.8)	3.0	375%	3.9	(0.7)	4.6	657%

Deferred revenue related to purchase as accounting adjustment	(0.1)	(2.1)	2.0	95%	(0.2)	(3.0)	2.8	93%

The increase in operating income for Optical Communications during the three month period ended December 30, 2006 over the same quarter a year ago is due to higher revenue in Integrated Photonics, Transmission Modules and AON/ROADM, a more profitable product mix, as well as improved margins due to site consolidations, product transfers to Asia, and further cost reduction programs. The increase in operating profit for the six month period ending December 30, 2006 is driven by strong revenue growth in each of the five major business units and improved margins due to site consolidations, product transfers to Asia, and cost reduction programs.

The increase in operating income for Communications Test & Measurement during the three month period ended December 30, 2006 over the same quarter a year ago reflects a strong broadband deployment trend, partially offset by higher sales commissions on increased bookings. The decrease in operating income for the six month period ending December 30, 2006 is due to slightly lower margins and higher expenses compared to the prior year as a result of partial period comparison.

The increase in operating income for Advanced Optical Technologies during the three month period ended December 30, 2006 over the same quarter a year ago reflects an increased demand in our Document Security business along with the end of life of unprofitable Custom Optics product lines in the second quarter of fiscal 2006.

The increase in operating income for Lasers during the three and six months ended December 30, 2006 over the same periods a year ago reflects a significant growth in demand and improved margin for Solid State Lasers.

We operate primarily in three geographic regions: Americas, Europe and Asia-Pacific. Net revenue from customers outside the Americas represented 44% and 38% of net revenue for the three months ended December 30, 2006 and December 31, 2005, respectively. We expect revenue from international customers to continue to be an important part of our overall net revenue and an increasing focus for net revenue growth.

Net revenue was assigned to geographic regions based on the customers’ shipment locations. We operate primarily in three geographic regions: Americas, Europe, and Asia-Pacific. The following tables present net revenue by geographic regions (in millions):

	Three Months Ended		Six Months Ended
	December 30, 2006	December 31, 2005	December 30, 2006	December 31, 2005
Net revenue:
Americas	$206.6	$193.7	$387.5	$353.3
Europe	100.4	74.8	181.9	135.1
Asia-Pacific	59.3	44.4	115.0	82.8

Total net revenue	$366.3	$312.9	$684.4	$571.2

During the three and six months ended December 30, 2006 and December 31, 2005, there were no customers that accounted for more than 10% of net revenue.

Liquidity and Capital Resources:

As of December 30, 2006, we had a combined balance of cash, cash equivalents, short-term investments and restricted cash of $1,227.7 million, a decrease of $10.9 million from July 1, 2006. Cash and cash equivalents increased by $42.5 million in the six month period ended December 30, 2006, primarily due to net proceeds from sales and maturities of investments of $89.7 million and cash inflows of $5.9 million from the exercise of stock options and the issuance of stock under employee stock plans, offset by outflows from the purchases of property, plant and equipment of $42.7 million, the payment of acquisition holdbacks of $12.3 million and $6.3 million used in operating activities.

Cash used in operating activities was $6.3 million during the six months ended December 30, 2006, primarily due to an increase in accounts receivable of $40.1 million, an increase in inventory of $29.9 million, and the adjustment for a gain on sale of investments of $28.5 million, offset by our net income of $5.8 million and non-cash items including depreciation and amortization of $64.2 million.

Cash used in operating activities was $46.8 million during the six months ended December 31, 2005, primarily due to our net loss of $109.1 million, the net decrease in operating assets and liabilities of $4.7 million and the adjustment for a gain on sale of investments of $35.1 million, offset by non-cash items including depreciation and amortization of $54.1 million and in process research and development of $19.9 million.

Cash provided by investing activities was $41.8 million during the six months ended December 30, 2006, primarily related to net proceeds from sales and maturities of investments of $89.7 million and proceeds from a convertible note settlement of $5.1 million, offset by purchases of property, plant and equipment of $42.7 million and the payment of acquisition holdbacks of $12.3 million.

Cash used by investing activities was $238.1 million during the six months ended December 31, 2005, primarily related to acquisitions for $464.8 million and purchases of property, plant and equipment of $24.8 million, offset by net proceeds from sales and maturities of investments of $234.3 million and proceeds from the sale of assets of $26.9 million.

Our investments of surplus cash are made in accordance with an investment policy approved by our Board of Directors. In general, our investment policy requires that securities purchased and held be rated A-1/P-1, A/A2 or better. No security may have an effective maturity that exceeds 37 months, and the average duration of our investment portfolio may not exceed 18 months. At any time, no more than 10% of the investment portfolio may be concentrated in a single issuer other than the U.S. government or U.S. agencies. Our investments in debt securities and marketable equity securities are classified as available-for-sale investments or trading assets and are recorded at fair value. The cost of securities sold is based on the specific identification method. Unrealized gains and losses on available-for-sale investments are reported as a separate component of stockholders’ equity. We did not hold any investments in auction rate securities at December 30, 2006.

Financing activities for the six months ended December 30, 2006 provided cash of $5.9 million, resulting primarily from issuance of our common stock under our employee stock option programs and our Employee Stock Purchase Plan.

Financing activities for the six months ended December 31, 2005 provided cash of $4.8 million, resulting primarily from issuance of our common stock under our employee stock option programs and our Employee Stock Purchase Plan.

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

Acquisitions:

In May 2006, we completed the acquisition of Test-Um Inc. (“Test-Um”), an industry-leading provider of home networking test instruments for the FTTx and digital cable markets, for $17.2 million in cash. By acquiring Test-Um, we expand our channels for the sale of our broad portfolio of test instruments for broadband access networks, including the recently introduced SmartClass line of instruments. We plan to leverage Test-Um's network of several hundred distribution partners, making our access test instruments available to the service installation and electrical contractors served by Test-Um today. In addition, the acquisition creates new market opportunities for Test-Um's products, which will be made available through our direct sales and service organization serving the largest telecommunications and cable service providers worldwide.

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

Employee Stock Options:

Our stock option program is a broad-based, long-term retention program that is intended to attract and retain employees and align stockholder and employee interests. As of December 30, 2006, we have available for issuance 20.9 million shares of common stock underlying options for grant primarily under our 2003 Equity Incentive Plan. The exercise price is generally equal to the fair value of the underlying stock at the date of grant. Options generally become exercisable over a four-year period and, if not exercised, expire from five to ten years post grant date. The majority of our employees participate in our stock option program.

Effective the first quarter of fiscal 2006, we adopted Statement of Financial Accounting Standards No. 123, “Share-Based Payment (Revised 2004)” (“SFAS 123(R)”), which establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, over the requisite service period. We previously applied APB 25 and related Interpretations, as permitted by SFAS 123. Refer to “Note 12. Stock-Based Compensation” of our Notes to Consolidated Financial Statements for a detailed discussion.

Pension and Other Postretirement Benefits

As a result of acquiring Acterna in August 2005, we sponsor pension plans for certain past and present employees in the UK and Germany. JDSU also is responsible for the non-pension postretirement benefit obligation of a previously acquired subsidiary. These plans have been closed to new participants and, except as required by law, have not been funded. SFAS 87 requires that an asset be recognized if the net periodic cost is less than the amounts the employer has contributed to the plan and a liability be recognized if the net periodic pension cost exceeds amounts the employer has contributed to the plan. The funded status of a retirement plan is the difference between the projected benefit obligation and the fair value of its plan assets. The projected benefit obligation is the actuarial present value of all benefits attributed by the plan’s benefit formula to employee service. At December 30, 2006, our pension plans were underfunded by approximately $93.8 million since the projected benefit obligation exceeded the fair value of our plan assets. Similarly, we had accrued $4.4 million in respect of our non-pension postretirement benefit plan. Because the plans have received limited funding in the past, management anticipates future annual cash outlays related to the plans will approximate estimated future benefit payments. These payments have been estimated based on the same actuarial assumptions used to measure our projected benefit obligation and currently are forecasted to range between $4.5 million and $5.5 million per annum.

A key actuarial assumption is the discount rate. Changes in the discount rate impact the interest cost component of the net periodic benefit cost calculation and, due to the fact that the accumulated benefit obligation (“ABO”) is calculated on a net present value basis, changes in the discount rate will also impact the current ABO. Decreases in the discount rate will generally increase pre-tax cost, recognized expense and the ABO. Increases in the discount rate tend to have the opposite effect. In estimating the expected return on plan assets, we consider the historical returns on plan assets, adjusted for forward-looking considerations, inflation assumptions and the impact of the active management of the plan’s invested assets. Reflecting the relatively long-term nature of plan obligations, approximately 67% of plan assets were invested in a diversified portfolio of bonds as of July 1, 2006, with the balance primarily invested in equities. While it is not possible to accurately predict future rate movements, we believe our current assumptions are reasonable. Please refer to “Note 13. Employee Defined Benefit Plans” of Notes to Consolidated Financial Statements for further discussion.

Status of Acquired In-Process Research and Development Projects:

We periodically review the stage of completion and likelihood of success of each of the IPR&D projects. The nature of the efforts required to develop the IPR&D projects into commercially viable products principally relates to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements. The current status of the IPR&D projects from our significant acquisitions as of December 30, 2006 is as follows:

Acterna

Acterna, Inc. was acquired in August 2005, and at the time of acquisition was in the process of developing multiple products. We have incurred post-acquisition costs of approximately $28.2 million to date and estimate that additional investment of approximately $2.0 million in research and development will be required during the remainder of fiscal 2007 to complete the IPR&D projects.

Lightwave

Lightwave Electronics Corporation was acquired in May 2005, and at the time of acquisition was in the process of developing multiple diode pumped solid state laser products. We have incurred post-acquisition costs of $4.5 million to date and estimate that additional investment of approximately $2.2 million in research and development will be required during the remainder of fiscal 2007 to complete the IPR&D projects.

E2O

E2O was acquired in May 2004 and was in the process of developing a shortwave Vertical-Cavity Surface-Emitting Laser (“VCSEL”) as of the date of acquisition. We have incurred post-acquisition costs of $3.7 million to date and estimate that an additional investment of approximately $0.2 million in research and development will be required. The project is expected to be completed in the third quarter of fiscal 2007. The differences between the actual outcome noted above and the assumptions used in the original valuation of the technology are not expected to have a significant impact on our results of operations and financial position.

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

The following table provides information about our foreign currency forward and option contracts outstanding as of December 30, 2006. The forward contracts, most with a term of less than 60 days, were transacted near month end; therefore, the fair value of the contracts is approximately zero.

(in millions)	Contract Amount (Local Currency)	Contract Amount	Fair Value at December 30, 2006
Canadian Dollar (contracts to sell CAD/ buy USD)	CAD 23.2	$20.0	$—
Chinese Renminbi (contracts to sell CNY/ buy USD)	CNY 538.9	68.9	0.2
British Pound (contracts to buy GBP/ sell USD)	GBP 12.7	24.8	—
Euro (contracts to sell EUR/ buy USD)	EUR 57.3	75.2	—
Singapore Dollar (contracts to sell SGD/buy USD)	SGD 26.3	17.1	—
Mexican Peso (contracts to buy MXN/sell USD)	MXN 29.3	2.7	—
Hongkong Dollar (contracts to sell HKD/buy USD)	HKD 50.3	6.5

Net unrealized gain (loss) on derivative financial instruments			$0.2

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

Investment and Interest Rate Risk

We maintain an investment portfolio in a variety of financial instruments, including, but not limited to, U.S. government and agency bonds, corporate obligations, money market funds, asset-backed securities, and other investment-grade securities. The majority of these investments pay a fixed rate of interest. The securities in the investment portfolio are subject to market price risk due to changes in interest rates, perceived issuer creditworthiness, marketability, and other factors. We also own minority equity investments in publicly-traded companies, the values of which are subject to market price volatility. These investments are generally classified as available-for-sale and, consequently, are recorded on our balance sheets at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity.

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

Convertible Debt

The fair market value of the Zero Coupon Senior Convertible Notes and the 1% Senior Convertible Notes is subject to interest rate and market price risk due to the convertible feature of the notes and other factors. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair market value of the notes will also increase as the market price of JDSU stock rises and decrease as the market price of the stock falls. Interest rate and market value changes affect the fair market value of the notes but do not impact our financial position, cash flows or results of operations. Based on quoted market prices, as of December 30, 2006 and July 1, 2006, the fair market values of the $475 million Zero Coupon Senior Convertible Notes were approximately $431.1 million and $441.3 million and the fair market values of the $425 million 1% Senior Convertible Notes were $373.0 million and $392.5 million, respectively.

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

As disclosed in our Annual Report on Form 10-K, there were control deficiencies resulting in adjustments, including audit adjustments recorded in the quarterly financial statements for the first three quarters of fiscal 2006. Based on the evaluation as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were ineffective.

Process and control improvements have been implemented and additional key resources have been hired, however, we will continue to consider our disclosure controls and procedures ineffective until testing of the improved processes and controls have been completed for fiscal 2007.

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

In order to remediate the control deficiencies disclosed in our Annual Report on Form 10-K for our Communications Test & Measurement segment (created due to the acquisition of Acterna), management has taken and will evaluate the following actions:

•	For the material weakness in controls over our manufacturing facilities in Germantown and Indianapolis, we have completed the integration of the information technology infrastructure. We have recruited a Manufacturing Accounting Manager to support the Communications Test & Measurement segment and are in the process of implementing a formalized structure with increased levels of review and analysis for inventory transactions.

•	For the material weakness in the review of contractual sales terms that impact the amount and timing of revenue recognition, we have implemented processes to improve documentation of complex sales arrangements and established a formalized structure with increased levels of review and analysis to ensure proper revenue recognition.

Not withstanding the above-mentioned weaknesses, we believe that the consolidated financial statements included in this report fairly present our consolidated financial position.

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

Fact discovery in In re JDS Uniphase Corporation Securities Litigation is substantially complete. Each party has noticed and taken depositions of both party and non-party witnesses. The closing date for expert discovery is March 23, 2007. The next case management conference is scheduled for June 22, 2007, and trial is set to begin on October 1, 2007.

A related securities case, Zelman v. JDS Uniphase Corp., No. C-02-4656 CW (N.D. Cal.), is purportedly brought on behalf of a class of purchasers of debt securities that were allegedly linked to the price of JDSU’s common stock. The Zelman complaint alleges that the debt securities were issued by an investment bank during the period from March 6, 2001 through July 26, 2001. The complaint names the Company and several of its former officers and directors as Defendants, alleges violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5, and seeks unspecified damages. On August 26, 2005, Defendants answered the complaint. On November 16, 2005, the Court granted Plaintiffs’ motion for class certification, which Defendants had not opposed. Fact discovery in the Zelman action is substantially complete. The closing date for expert discovery is March 23, 2007. No trial date has been set.

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

On January 16, 2007, a stipulated stay of the California derivative action expired. On that same date, a stipulated stay of the shareholder inspection demand action brought by the plaintiff in the California derivative action also expired. In both of those actions, a case management conference is scheduled for February 13, 2007.

No activity has occurred in Cromas v. Straus, Civil Action No. 19580 (Del. Ch. Ct.), the Delaware derivative action, since our last filing.

The OCLI and SDL Shareholder Actions:

Plaintiffs purporting to represent the former shareholders of OCLI and SDL have filed suit against the former directors of those companies, asserting that they breached their fiduciary duties in connection with the events alleged in the securities litigation against the Company. Plaintiffs in the OCLI action, Pang v. Dwight, No. 02-231989 (Sonoma Super. Ct.), purport to represent a class of former shareholders of OCLI who exchanged their OCLI shares for JDSU shares when JDSU acquired OCLI. The complaint names the former directors of OCLI as Defendants, asserts causes of action for breach of fiduciary duty and breach of the duty of candor, and seeks unspecified damages. The court has set a case management conference for April 5, 2007. The Plaintiffs in the SDL action, Cook v. Scifres, Master File No. CV814824 (Santa Clara Super. Ct.), purport to represent a class of former shareholders of SDL who exchanged their SDL shares for JDSU shares when the Company acquired SDL. Plaintiffs filed an amended complaint on September 12, 2005. The complaint names the former directors of SDL as Defendants, asserts causes of action for breach of fiduciary duty and breach of the duty of disclosure, and seeks unspecified damages. On August 16, 2006, the Court sustained Defendants’ demurrer to the complaint with leave to amend. Plaintiffs filed an amended complaint on November 20, 2006. Defendants demurred to the amended complaint on January 8, 2007. That demurrer is scheduled to be heard on March 6, 2007. A case management conference is also scheduled for March 6, 2007. Limited discovery in the SDL action has occurred. No trial date has been set in either the OCLI or SDL action.

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

Plaintiffs filed a second amended complaint on June 30, 2006. Defendants answered the complaint on July 6, 2006, and JDSU asserted counterclaims for breach of contract. The Court dismissed those counterclaims on September 11, 2006. Both sides have begun taking discovery. Trial is set to begin on February 11, 2008.

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

A revised description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 1, 2006.

We have a history of net losses, and our future profitability is not assured.

We incurred net losses of $151.2 million, $261.3 million, and $115.5 million in our fiscal years ended July 1, 2006, July 2, 2005 and July 3, 2004, respectively. Although we have made progress both in reducing costs associated with our legacy business, as well as in significantly improving our operating results (principally through the acquisition of Acterna in the first quarter of fiscal 2006), a confluence of factors may reduce the impact of these improvements, and may also undermine our ability to grow revenues or to achieve future profitability. These factors include, among others:

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

Actions to improve our cost structure are costly, involve risk and the timing and extent of expected benefits is uncertain.

In response to our profitability concerns we are working vigorously to reduce our cost structure. We have taken, and expect to continue to take, significant actions (including site closures, product transfers, asset divestitures and product terminations) in furtherance of this goal. In this regard, over the past several quarters we have initiated several major cost reduction initiatives. These initiatives include the transfer of manufacturing of certain of our products to contract manufacturing partners and our Shenzhen, China, facilities, site consolidations and divestitures, product line and operations divestitures, end of life programs and significant headcount reductions. We expect to continue to opportunistically take additional, similar actions for the foreseeable future. We cannot be certain that these programs will be successful or completed as and when anticipated. These programs are costly, and we have incurred, and will continue to incur, expenses to complete them. In addition, these programs involve risk, as they are time-consuming and disruptive to our operations, employees, customers and suppliers, with no guarantee that the intended results (particularly cost savings and profitability expectations) will be achieved as and when projected or that the costs to complete these programs will not increase above expected levels. Cost savings achieved through these programs may not be timely or sufficient enough to offset continuing pricing declines.

If we incur more restructuring-related charges than currently anticipated, our consolidated financial condition and results of operations may be adversely impacted.

Since April 2001, when we initiated the Global Realignment Program, or GRP, we have been restructuring our business in response to the economic downturn in our markets. In the second quarter of fiscal year 2007, we recorded total related restructuring charges of $5.5 million. These charges along with other charges, have adversely affected, and will continue to adversely affect, our results of operations and cash flows for the periods in which such charges have been, or will be, incurred. In the future, we may incur additional charges or write-offs in connection with restructuring initiatives.

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

•	variability of manufacturing yields caused by difficulties in the manufacturing process, the effects from a shift in product mix, changes in product specifications and the introduction of new product lines. These difficulties can reduce yields or disrupt production and thereby increase our manufacturing costs and adversely affect our margin;

•	possible delays in the qualification process for the manufacturing lines for certain of our products. Each new and relocated manufacturing line must undergo rigorous qualification testing with our customers, and if we experience delays in qualification, our operating results and customer relationships would be harmed;

•	the possibility of incurring significant costs to correct defective products (despite rigorous testing for quality both by our customers and by us), which could include lost future sales of the affected product and other products, and potentially severe customer relations problems, litigation and damage to our reputation;

•	our dependence on a limited number of vendors for raw materials, packages and standard components, and as such our business and results of operations could be adversely affected by a stoppage or delay of supply, substitution of more expensive or less reliable products, receipt of defective parts or contaminated materials, an increase in the price of such supplies, or our inability to obtain reduced pricing from our suppliers in response to competitive pressures; and

•	recently, we have commenced a series of new product programs and introductions, particularly in our circuit pack, communications modules, optical switches and communications test and management products, which due to the untested and untried nature of the relevant products and of their manufacture with their increased complexity, expose us to yield and product risk internally and with our materials suppliers.

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

We generally use a rolling twelve month forecast based on anticipated product orders, customer forecasts, product order history, warranty and service demand, and backlog to determine our material requirements. Lead times for the parts and components that we order vary significantly and depend on factors such as the specific supplier, contract terms and demand for a component at a given time. If actual orders do not match our forecasts, we may have excess or shortfalls of some materials and components as well as excess inventory purchase commitments. We could experience reduced or delayed product shipments or incur additional inventory write-downs and cancellation charges or penalties, which would increase costs and could have a material adverse impact on our results of operations.

Risks in acquisitions.

Our growth is dependent upon market growth, our ability to enhance our existing products and the introduction of new products on a timely basis. We have and will continue to address the need to develop new products through acquisitions of other companies and technologies. Acquisitions involve numerous risks, including the following:

•	difficulties in integrating the operations, technologies, products and personnel of the acquired businesses;

•

inadequate internal control procedures and disclosure controls to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or poor integration of a target company’s or businesses’ procedures and controls;

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

Mergers and acquisitions of high-technology companies inherently entail risk, and no assurance can be given that our previous or future acquisitions will be successful or will not adversely affect our business, operating results, or financial condition. We are currently devoting significant resources to the integration of our recent acquisitions of Acterna and Agility, which among other things, requires significant investment in IT systems and infrastructure. Failure to manage and successfully integrate acquisitions could harm our business and operating results in a material way. Even when an acquired company has already developed and marketed products, there can be no assurance that product enhancements will be made in a timely fashion or that all pre-acquisition due diligence will have identified all possible issues that might arise with respect to such products.

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

Similar to other technology companies, particularly those located in Silicon Valley, we rely upon our ability to use stock options and other forms of stock-based compensation as key components of our executive and employee compensation structure. Historically, these components have been critical to our ability to retain important personnel and offer competitive compensation packages. Without these components, we would be required to significantly increase cash compensation levels (or develop alternative compensation structures) in order to retain our key employees. Recent requirements mandating the expensing of stock-based compensation awards may cause us to substantially reduce, or even eliminate, all or portions of our stock-based compensation programs which may negatively impact our ability to attract and retain key employees.

If we fail to attract and retain key finance personnel, our ability to maintain internal control over financial reporting may be impaired.

We have filled most of the vacancies within our finance organization. In the past two years, we have strengthened the technical capabilities of finance management staff through the hiring of our Corporate Controller, Technical Accounting Director, Assistant Corporate Controller, Vice President Manufacturing-FP&A and Business Processes, SOX Compliance Director, FP&A Director, and Manufacturing Controller. We will continue to recruit key finance personnel to support the operations of our Communications Test & Measurement segment, established through our acquisition of Acterna, which had previously been a privately held company with internal control procedures and disclosure controls and procedures that were not designed or maintained for public company reporting. If we are unable to attract and retain our key finance personnel we may not be able to sustain our internal controls over financial reporting.

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

Net revenue from customers outside the Americas accounted for 44% and 38% of our total net revenue for the second quarter of fiscal 2007 and 2006, respectively. We expect that net revenue from customers outside North America will continue to account for a significant portion of our total net revenue. Lower sales levels that typically occur during the summer months in Europe and some other overseas markets may materially and adversely affect our business. In addition, the revenues we derive from many of our customers depend on international sales and consequently further expose us to the risks associated with such international sales.

The international dimensions of our operations and sales subject us to a myriad of domestic and foreign trade regulatory requirements. As part of our ongoing integration program, we are evaluating our current trade compliance practices and implementing improvements where necessary. Among other things, we are evaluating our product export classification and customs procedures and are installing trade information and compliance systems using our global enterprise software platforms. We do not currently expect the costs of such evaluation or the implementation of any resulting improvements to have a material adverse effect on our operating results or business. However, our evaluation and related implementation are not yet complete and, accordingly, the costs could be greater than expected, and such costs and the legal consequences of any failure to comply with applicable regulations could affect our business and operating results.

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

If we fail to remediate our current system of internal controls, disclosure controls and procedures to an effective level, we may not be able to accurately report our financial results or prevent fraud. As a result, our business could be harmed and current and potential investors could lose confidence in our financial reporting, which could have a negative effect on the trading price of our debt and equity securities.

Effective internal controls, disclosure controls and procedures are necessary for us to provide reliable financial reports and to effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our brand, operating results and the market value of our debt and equity securities could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls, disclosure controls and procedures that need improvement. Specifically, our Annual Report on Form 10-K for fiscal 2006 identified certain material weakness in our internal controls processes identified by our independent registered public accounting firm.

We have devoted significant resources to remediate and improve our internal controls, disclosures controls and procedures. We have also been monitoring the effectiveness of these remediated measures. We cannot be certain that these measures will ensure adequate controls over our financial processes and reporting in the future. We intend to continue implementing changes to our processes to improve internal controls over financial reporting. Any failure to implement required new or improved controls and procedures, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

Inadequate internal controls, disclosure controls and procedures could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our debt and equity securities. Further, the impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, which could harm our business. The additions of Acterna and Agility have significantly increased the burden on our systems and infrastructure, and impose additional risk to the ongoing effectiveness of our internal controls, disclosure controls, and procedures. As privately-held companies, both Acterna and Agility lacked the systems, reporting infrastructure, and internal control procedures typical of a publicly-held company of similar size and complexity. The integration of Acterna is of particular concern to our internal controls, disclosure controls, and procedures due to Acterna’s size and complexity. Consequently, we expect to expend significant resources and effort in this regard and are not certain that our efforts will be successful.

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

As of December 30, 2006, we held investments in other public and private companies and had limited funds invested in private venture funds. Such investments represented approximately $9.5 million on our consolidated balance sheet at December 30, 2006. In addition to our investments in public companies, we have in the past made, and expect to continue to make, investments in privately held companies as well as venture capital investments for strategic and commercial purposes. In recent quarters some of the private companies in which we held investments have ceased doing business and have either liquidated or are in bankruptcy proceedings. If the carrying value of our investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, we will be required to further write down the value of our investments, which could materially harm our results of operations or financial condition.

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

The Company’s Annual Meeting of Stockholders (the “Annual Meeting”) was held on November 14, 2006. At the Annual Meeting, three items were voted upon:

1. The election of three Class II Directors to serve until the 2009 Annual Meeting and until their successors are elected and qualified:

(i) Richard E. Belluzzo

(ii) Harold L. Covert

(iii) Masood Jabbar

The Company’s directors listed below will continue in office for the remainder of their terms or earlier in accordance with the Company’s bylaws.

Class I Directors whose terms will expire in 2007:

(i) Bruce D. Day

(ii) Martin A. Kaplan

(iii) Kevin J. Kennedy, Ph.D.

Class III Directors whose terms will expire in 2008:

(i) Richard T. Liebhaber

(ii) Casimir S. Skrzypczak

(iii) Kevin A. DeNuccio

2. To approve the Company’s Amended and Restated 2003 Equity Incentive Plan.

3. To ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2007.

The voting results were as follows:

	For	Against	Withheld	Abstained	Broker Non-Votes
1. Directors
Richard E. Belluzzo	1,387,194,411	—	69,068,307	—	—
Harold L. Covert	1,394,599,398	—	61,663,320	—	—
Masood Jabbar	1,396,279,051	—	59,983,666	—	—
2. Approve Amended and Restated 2003 Equity Incentive Plan	571,092,450	100,042,318	—	14,298,170	770,681,022
3. Appointment of PricewaterhouseCoopers LLP	1,432,410,072	11,997,561	—	11,855,085	—

The record date for the Annual Meeting was September 22, 2006 and the reverse stock split was not effective until October 16, 2006. This means that the above voting results reflect pre-reverse stock split security holder figures despite the Annual Meeting taking place on November 14, 2006.

Item 5.	Other Information

As of December 30, 2006, the following executive officers and members of the Company’s Board of Directors maintained “plans” under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, for trading in shares of the Company’s common stock and/or exchangeable shares:

Chris Dewees

Kevin Kennedy

John Peeler

Mike Ricci

David W. Vellequette

Item 6.	Exhibits

The following documents are filed as Exhibits to this report:

Exhibit No.	Exhibit Description
10.10(1)	Amended and Restated 2003 Equity Incentive Plan, effective as of November 14, 2006.

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Appendix A of the Company’s Proxy Statement filed on September 29, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JDS Uniphase Corporation
(Registrant)

Date: February 6, 2007		/s/ David Vellequette
	By:	David Vellequette
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)