Form 10-Q
period 2007-03-31
JDS UNIPHASE CORP /CA/
filed 2007-05-09
CIK 912093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Number of shares of common stock outstanding as of April 28, 2007 was 211,655,163 including 5,933,873 exchangeable shares of JDS Uniphase Canada Ltd. The par value of each share of common stock is $0.001. Each exchangeable share is exchangeable at any time into common stock on a one-for-one basis, entitles a holder to dividend and other rights economically equivalent to those of the common stock, and through a voting trust, votes at meetings of stockholders of the Registrant. The number of shares outstanding reflects a 1-for-8 reverse stock split effected by the Registrant on October 16, 2006.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

JDS UNIPHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
Net revenue	$361.7	$314.9	$1,046.1	$886.1
Cost of sales	226.9	199.4	656.3	614.8
Amortization of acquired developed technologies	9.8	9.6	29.7	26.5

Gross profit	125.0	105.9	360.1	244.8

Operating expenses:
Research and development	43.4	41.3	126.2	115.7
Selling, general and administrative	95.7	88.2	273.1	241.9
Amortization of other intangibles	6.6	6.7	19.9	17.7
Acquired in-process research and development	—	0.1	—	20.0
Reduction of intangibles and loss (gain) on long-lived assets	3.8	(0.2)	6.9	4.4
Restructuring charges	(0.1)	8.8	10.6	28.5

Total operating expenses	149.4	144.9	436.7	428.2

Loss from operations	(24.4)	(39.0)	(76.6)	(183.4)
Interest and other income	16.4	8.7	51.5	16.4
Interest expense	(2.1)	(0.8)	(5.1)	(2.3)
Gain (loss) on sale of investments	(0.1)	37.7	28.4	72.8

Income (loss) before income taxes	(10.2)	6.6	(1.8)	(96.5)
Provision for income taxes	4.0	2.9	6.6	8.9

Net income (loss)	$(14.2)	$3.7	$(8.4)	$(105.4)

Net income (loss) per share:
Basic	$(0.07)	$0.02	$(0.04)	$(0.51)

Diluted	$(0.07)	$0.02	$(0.04)	$(0.51)

Shares used in per share calculation:
Basic	211.3	209.9	211.1	204.8

Diluted	211.3	224.3	211.1	204.8

Note: Shares used in per share calculation for basic and diluted reflect a 1-for-8 reverse stock split effected by the Company on October 16, 2006.

See accompanying notes to condensed consolidated financial statements

JDS UNIPHASE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and par value data)

(unaudited)

	March 31, 2007	July 1, 2006
ASSETS
Current assets:
Cash and cash equivalents	$452.6	$364.9
Short-term investments	756.4	857.3
Restricted cash	14.8	16.4
Accounts receivable, less reserves and allowances of $8.2 at March 31, 2007 and $6.0 at July 1, 2006	255.2	232.3
Inventories	220.9	202.2
Refundable income taxes	5.0	23.9
Other current assets	95.6	108.0

Total current assets	1,800.5	1,805.0
Property, plant and equipment, net	208.8	201.2
Deferred income taxes	3.5	2.3
Goodwill	679.8	656.7
Other intangibles, net	342.5	362.0
Long-term investments	4.3	10.8
Other non-current assets	24.8	27.1

Total assets	$3,064.2	$3,065.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$107.0	$126.6
Accrued payroll and related expenses	58.3	60.6
Income taxes payable	104.4	81.2
Deferred income taxes	1.3	—
Restructuring accrual	5.1	19.8
Warranty accrual	9.6	11.5
Other current liabilities	111.2	122.7

Total current liabilities	396.9	422.4

Convertible debt	881.0	900.0
Other non-current liabilities	157.1	159.1

Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred Stock, $0.001 par value: Authorized shares: 1,000,000	—	—
Common Stock, $0.001 par value:
Authorized shares: 1,000,000,000	0.2	0.2
Issued and outstanding shares: 211,509,758 at March 31, 2007 and 210,734,374 at July 1, 2006
Additional paid-in capital	69,031.0	68,995.3
Accumulated deficit	(67,432.9)	(67,424.5)
Accumulated other comprehensive income	30.9	12.6

Total stockholders’ equity	1,629.2	1,583.6

Total liabilities and stockholders’ equity	$3,064.2	$3,065.1

Note: Issued and outstanding shares reflect a 1-for-8 reverse stock split effected by the Company on October 16, 2006.

See accompanying notes to condensed consolidated financial statements

JDS UNIPHASE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Nine Months Ended
	March 31, 2007	April 1, 2006
OPERATING ACTIVITIES:
Net loss	$(8.4)	$(105.4)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	95.0	85.4
Asset retirement obligations and deferred rent expenses	0.6	5.2
Stock-based compensation expense	22.8	10.7
Acquired in-process research and development	—	20.0
Non-cash tax expense on sale of short term investment	—	3.6
Amortization of debt issuance costs	2.9	1.9
Non-cash changes in short term investments	(2.3)	6.2
Reduction in intangibles and other long-lived assets	6.9	4.3
Gain on sale and reduction in fair value of investments	(28.4)	(69.9)
Settlement of held-to-maturity debt security	(5.1)	—
Activity related to equity investments	—	0.3
Gain on repurchase of debt	(1.4)	—
Currency translation adjustment	—	(0.4)
Changes in operating assets and liabilities, net of impact of acquisitions of businesses:
Accounts receivable	(18.3)	(52.3)
Inventories	(14.8)	(2.8)
Other current assets	27.2	34.2
Accounts payable	(18.0)	(14.3)
Income taxes payable	(1.4)	13.7
Deferred taxes, net	(3.7)	(5.9)
Accrued payroll and related expenses	(3.7)	9.0
Other	(28.5)	(23.9)

Net cash provided by (used in) operating activities	21.4	(80.4)

INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(586.0)	(110.5)
Maturities and sales of investments	730.6	474.3
Changes in restricted cash	1.6	(8.0)
Acquisitions, net of cash acquired	(22.9)	(464.8)
Purchases of long term investments	—	(0.3)
Proceeds from settlement of held-to-maturity debt security	5.1	—
Purchases of property, plant and equipment	(64.7)	(44.6)
Proceeds from the sale of assets	8.8	29.9
Other assets	(5.1)	—

Net cash provided by (used in) investing activities	67.4	(124.0)

FINANCING ACTIVITIES:
Repurchase/redemption of convertible debt	(13.8)	—
Proceeds from exercise of employee stock options and employee stock purchase plan	11.0	24.6

Net cash provided by (used in) financing activities	(2.8)	24.6

Effect of exchange rate changes on cash and cash equivalents	1.7	0.6
Increase (decrease) in cash and cash equivalents	87.7	(179.2)
Cash and cash equivalents at beginning of period	364.9	506.7

Cash and cash equivalents at end of period	$452.6	$327.5

See accompanying notes to condensed consolidated financial statements

JDS UNIPHASE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The financial information for the Company (or “JDSU”) as of March 31, 2007 and for the three and nine months ended March 31, 2007 and April 1, 2006 is unaudited, but includes all normal and recurring adjustments that management considers necessary for a fair statement of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 1, 2006.

The balance sheet as of July 1, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results for the three and nine months ended March 31, 2007 may not be indicative of results for the year ending June 30, 2007 or any future periods.

Reverse Stock Split

On September 21, 2006, the Company’s Board of Directors approved a 1-for-8 reverse split of its common stock, following approval by the Company’s stockholders on December 1, 2005. The reverse stock split was effective on October 16, 2006 before trading began on October 17, 2006. As a result, the Company’s issued and outstanding common stock was reduced from approximately 1.7 billion to approximately 211.1 million shares. The par value of the common stock was not affected by the reverse stock split and remains at $0.001 per share. Consequently, on the Company’s balance sheet, the aggregate par value of the issued common stock was reduced by reclassifying the par value amount of the eliminated shares of common stock to “Additional paid-in capital” in the Company’s Consolidated Balance Sheet. The Company has paid cash in lieu of any fractional shares to which a holder of common stock would otherwise be entitled as a result of the reverse stock split, including fractional shares for the in-the-money stock options. The number of authorized shares of common stock was reduced from 6 billion to 1 billion. The exchangeable shares of JDS Uniphase Canada Ltd., a subsidiary of the Company listed on the Toronto Stock Exchange, were also subject to a comparable reverse stock split at the same ratio of 1-for-8. The reverse split reduced the number of exchangeable shares outstanding from approximately 51 million to approximately 6 million. All per share amounts and outstanding shares, including all common stock equivalents (stock options, other equity incentive awards, equity compensation plans, and convertible notes) in the Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements for all periods presented reflect the reverse stock split.

Fiscal Years

The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to June 30th. Historically, for comparative presentation purposes, the Company utilized a dating convention where its consolidated financial statements and notes were shown as ending on the last day of the calendar quarter. In addition, the Company disclosed in the notes to the financial statements its use of this dating convention and the actual period end dates for each period presented. Beginning the second quarter of fiscal year 2007, the Company changed its dating convention to utilize the actual closing dates for all periods presented in its condensed consolidated financial statements and accompanying notes. This change had no impact on the Company’s financial position, results of operations, and cash flows for any of the periods presented.

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with U.S. GAAP and include the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated.

Out of Period Adjustments

For the three months ended March 31, 2007, the Company recorded adjustments related to cost of sales, operating expenses, and certain balance sheet adjustments. The corrections resulted in the Company reporting $1.0 million additional losses before income taxes related to prior quarters. Management and the Audit Committee believe that such amounts are not material to previously reported financial statements. These adjustments increased the net loss per share by $0.01 for the three months ended March 31, 2007.

For the nine months ended March 31, 2007, the Company recorded adjustments related to cost of sales, operating expense, interest expense, other income and certain balance sheet related adjustments. The corrections resulted in the Company reporting $2.8 million additional losses related to prior fiscal years. Management and the Audit Committee believe that such amounts are not material to previously reported financial statements. These adjustments increased net loss per share by $0.02 for the nine months ended March 31, 2007.

For the three months ended April 1, 2006, the Company recorded adjustments related to returns and license fee, restructuring, contract engineering and other expenses not previously recorded. The corrections resulted in additional operating losses of $1.1 million related to prior quarters and years. Management and the Audit Committee believe that such amounts are not material to previously reported financial statements. There was no impact on net loss per share from these adjustments.

For the nine months ended April 1, 2006, the Company recorded adjustments related to the recognition of asset retirement obligations for several leased facilities, the initial market value of certain marketable securities not previously recorded, the allocation of deferred rent expense over the term of certain leases, returns and license fee, restructuring, contract engineering and other expenses not previously recorded. The corrections resulted in additional net losses of $6.9 million ($8.3 million in operating losses and $1.4 million in gains on investments) related to prior quarters and years. Management and the Audit Committee believe that such amounts are not material to previously reported financial statements. These adjustments increased net loss per share by $0.03 for the nine months ended April 1, 2006.

Reclassifications

Certain amounts relating to the consolidated balance sheets, statements of cash flows, and segment reporting in prior period financial statements have been reclassified to conform to the current year presentation. For the three and nine months ended April 1, 2006, the Company reclassified expenses related to amortization of acquired developed technology in the Consolidated Statement of Operations which was previously included as part of operating expense to cost of sales. The Company has also reclassified gains and losses related to the sale of assets in the Consolidated Statements of Operations which were previously included as part of Interest and other income, net to operating expense. Furthermore, losses which were previously included as part of loss on sale of subsidiaries’ net assets were reclassified to operating expenses.

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

Comprehensive Income

The Company’s accumulated other comprehensive income consists of the following (in millions):

	March 31, 2007	July 1, 2006
Unrealized losses on investments	$(2.2)	$(9.0)
Foreign currency translation gains	33.1	21.6

Accumulated other comprehensive income	$30.9	$12.6

The components of comprehensive income (loss), net of tax, were as follows (in millions):

	Three Months Ended		Nine Months Ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
Net income (loss)	$(14.2)	$3.7	$(8.4)	$(105.4)
Other comprehensive income:
Net change in unrealized gains on investments	1.3	0.1	6.8	1.9
Net change in cumulative translation adjustment	1.3	4.6	11.5	2.6

Net change in other comprehensive income	2.6	4.7	18.3	4.5

Comprehensive income (loss)	$(11.6)	$8.4	$9.9	$(100.9)

Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
Numerator:
Net income (loss)	$(14.2)	$3.7	$(8.4)	$(105.4)

Denominator:
Weighted-average number of common shares outstanding-basic	211.3	209.9	211.1	204.8
Incremental shares from:
Stock options and ESPP	—	2.1	—	—
Restricted stock and restricted stock units	—	0.3	—	—
Zero coupon senior convertible notes	—	12.0	—	—

Weighted-average number of common shares outstanding-diluted	211.3	224.3	211.1	204.8

Net income (loss) per share:
Basic	$(0.07)	$0.02	$(0.04)	$(0.51)

Diluted	$(0.07)	$0.02	$(0.04)	$(0.51)

As the Company incurred net losses for the three and nine months ended March 31, 2007 and nine months ended April 1, 2006, potential dilutive securities from stock options, the employee stock purchase plan (“ESPP”), restricted stock awards, and the Zero Coupon Senior Convertible Notes have been excluded from the diluted net loss per share computations as their effect was deemed anti-dilutive.

As of March 31, 2007, contingently issuable shares relating to the 1% Senior Convertible Notes were also excluded in accordance with Emerging Issues Task Force Abstract No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” (“EITF 04-8”). These shares, which are represented below as potentially dilutive shares, would be included in the computation of diluted net income per share in periods when the closing price of the Company’s common stock is at least $30.30. Depending on the stock price on the conversion date, up to a maximum of approximately 14.0 million shares, subject to certain adjustments, may be issued upon conversion of the 1% Senior Convertible Notes. During the third quarter of fiscal 2007, the Company repurchased $19.0 million aggregate principal amount of the Zero Coupon Senior Convertible Notes for $17.5 million in cash. Of this amount, $13.8 million had been paid as of March 31, 2007 and the balance was paid subsequent to the quarter end. The repurchase and retirement of the notes reduced the number of conversion shares potentially issuable from approximately 12.0 million to approximately 11.5 million. For additional information regarding these two notes, see “Note 9. Convertible Debt and Letters of Credit”.

The following table sets forth the potentially dilutive securities excluded from the computation because their effect would have been anti-dilutive (in millions):

	Three Months Ended		Nine Months Ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
Stock options and ESPP	18.3	12.2	16.9	14.9
Restricted shares and stock units	—	—	—	0.4
Zero coupon senior convertible notes	11.5	—	11.5	12.0
1% senior convertible notes	14.0	—	14.0	—

Total potential dilutive securities	43.8	12.2	42.4	27.3

Note 2. Recent Accounting Pronouncements

SFAS No. 159

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB No. 115” (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for the Company beginning fiscal year 2009. The Company is currently assessing the impact of this statement on its consolidated financial statements.

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

SFAS No. 157

In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), to provide enhanced guidance when using fair value to measure assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 applies whenever other pronouncements require or permit assets or liabilities to be measured at fair value and, while not requiring new fair value measurements, may change current practices. The Company is currently evaluating the impact SFAS 157 will have on its consolidated financial statements. SFAS 157 is effective for the Company beginning in fiscal year 2009.

SFAS No. 158

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in “Accumulated other comprehensive income”, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the Company’s fiscal year end. Presently, the Company uses June 30 to measure its pension and postretirement benefit plans.

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

FIN 48

In June 2006, FASB issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FAS No. 109)” (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, the Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criteria. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in (a) an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, (b) a reduction in a deferred tax asset or an increase in a deferred tax liability or (c) both (a) and (b). Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be de-recognized in the first subsequent financial reporting period in which that threshold is no longer met. Use of a valuation allowance as described in FAS No. 109 is not an appropriate substitute for the de-recognition of a tax position. The requirement to assess the need for a valuation allowance for deferred tax assets based on sufficiency of future taxable income is unchanged by this interpretation. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company will implement FIN 48 in the first quarter of fiscal year 2008 and is currently evaluating the impact FIN 48 will have on the Company’s consolidated balance sheet and statement of operations.

EITF 06-3

In March 2006, the Emerging Issues Task Force published Abstracts No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF 06-3”) which requires a policy be adopted to present externally imposed taxes on revenue-producing transactions on either a gross or net basis. Gross or net presentation may be elected for each different type of tax, but similar taxes should be presented consistently. Taxes within the scope of this issue would include taxes that are imposed on a revenue transaction between a seller and a customer. EITF 06-3 is effective in interim and annual financial periods beginning after December 15, 2006. The adoption of EITF 06-3 did not have a material impact on the Company’s financial statements.

Note 3. Mergers and Acquisitions

Casabyte Inc.

In January 2007, the Company acquired Casabyte Inc. (“Casabyte”) for $34.5 million in cash, including $0.5 million of direct transaction costs incurred in connection with the acquisition.

Casabyte is a leading provider of service quality monitoring solutions for mobile network operations. Service assurance solutions enable network operators to identify, troubleshoot and prevent network degradation that can impair voice, data, video and mobile service quality. The acquisition is expected to accelerate the Company’s service assurance growth by capitalizing on a number of key assets, including Casabyte’s wireless service quality solutions expertise, technology and established customer relationships. JDSU also plans to leverage its global direct sales organization and other distribution channels to increase Casabyte’s penetration into international markets.

The transaction was accounted for as a purchase in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”); therefore, the tangible assets acquired were recorded at fair value on the acquisition date. The preliminary allocation of the purchase price was based, in part, upon a valuation, and the estimates and assumptions used therein are subject to changes.

The purchase price was allocated on a preliminary basis as follows (in millions):

Net tangible assets acquired	$5.7
Intangible assets acquired:
Developed technology	8.5
Customer relationships	8.0
Other	1.3
Goodwill	11.0

Total purchase price	$34.5

The following table summarizes the components of the tangible assets acquired at fair value (in millions):

Cash	$1.8
Accounts receivable	2.5
Inventories	0.7
Property and equipment	0.3
Deferred revenue	(0.5)
Other assets and liabilities, net	0.9

Net tangible assets acquired	$5.7

The acquired intangible assets are being amortized over their estimated useful lives, which are presented in the table below:

Developed technology	7 years
Customer relationships	4-9 years
Non-competition agreements	4 years
Tradename	7 years
Customer backlog	1 year

Goodwill, which represents the excess of the purchase price over the fair value of tangible and identified intangible assets acquired, is not being amortized but will be reviewed annually for impairment, or more frequently if impairment indicators arise, in accordance with Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). In part, goodwill reflects the competitive advantages the Company expects to realize from Casabyte’s standing in the wireless industry. Goodwill has been assigned to the Communications Test & Measurement segment and is not expected to be deductible for tax purposes.

Casabyte’s results of operations have been included in the Company’s consolidated financial statements subsequent to the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to prior period financial statements.

The former shareholders of Casabyte made certain representations and warranties to the Company and agreed to indemnify the Company against damages which might arise from a breach of those undertakings. As security for this indemnification obligation of the former Casabyte shareholders, JDSU retained approximately $3.2 million of the cash consideration, which is scheduled to be released on the twelve month anniversary of the acquisition date. This cash consideration has been included in the purchase consideration in the preliminary purchase price allocation.

Test-Um Inc.

In May 2006, the Company purchased Test-Um Inc. (“Test-Um”) for $17.2 million in cash, including $0.2 million of direct transaction costs incurred in connection with the acquisition. In addition, JDSU is obligated to pay contingent cash consideration of up to $5.5 million if certain revenue targets are achieved during the twelve months following the acquisition date. This payment, if made, would increase the recorded value of goodwill.

The former shareholders of Test-Um made certain representations and warranties to the Company and agreed to indemnify JDSU against damages which might arise from a breach of those undertakings. As security for this indemnification obligation of the former Test-Um shareholders, JDSU retained $1.7 million of the cash consideration, which is scheduled to be released following the twelve month anniversary of the acquisition date.

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

During fiscal 2006, the Company determined that a liability was probable for certain material pre-merger income tax contingencies, of which the principal claim related to an income tax audit in Germany that was initiated during fiscal 2005. In March and April 2007, the Company received tax assessments, including interest, of approximately $61.7 million and, in March 2007, the Company received refunds, including interest, of approximately $18.1 million. Based on the Company’s best estimate of the probable settlement of the indemnification claims against the former Acterna security holders, the Company has adjusted goodwill by $3.5 million which represents the amount the Company expects will not be covered by the indemnification claims.

The results of operations of Acterna have been included in the Company’s consolidated financial statements subsequent to the date of acquisition. The financial information in the table below summarizes the combined results of operations of the Company and Acterna, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented:

(in millions, except per share data)	Three Months Ended April 1, 2006	Nine Months Ended April 1, 2006
Pro forma revenues	$314.9	$912.1
Reported revenues	314.9	886.1

Pro forma net income (loss)	3.7	(143.8)
Pro forma net income (loss) per share:
Basic	0.02	(0.09)
Diluted	0.02	(0.09)

Reported net income (loss)	3.7	(105.4)
Reported net income (loss) per share:
Basic	0.02	(0.06)
Diluted	0.02	(0.06)

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

Note 4. Balance Sheet Details

Accounts Receivable Reserves

The activities and balances for allowance for doubtful accounts and allowance for sales returns and other are as follows (in millions):

	July 1, 2006	Charged to Costs and Expenses	Deduction(1)	March 31, 2007
Allowance for doubtful accounts	$5.2	$2.1	$(0.3)	$7.0
Allowance for sales returns and other	0.8	1.4	(1.0)	1.2

Total accounts receivable reserves	$6.0	$3.5	$(1.3)	$8.2

(1)	Charges for uncollectible accounts, net of recoveries

Inventories

Inventories are stated at the lower of cost or market, and include material, labor, and manufacturing overhead costs. The components of inventories were as follows (in millions):

	March 31, 2007	July 1, 2006
Finished goods	$69.7	$57.0
Work in process	61.6	71.3
Raw materials and purchased parts	89.6	73.9

Total inventories	$220.9	$202.2

During the three and nine months ended March 31, 2007, the Company recorded write-downs of inventories of $10.0 million and $31.7 million, respectively. The amount recorded during the third quarter of fiscal year 2007 included $1.8 million of inventory write-down for contract manufacturer owned inventory that the Company is obligated to buy back. During the three and nine months ended April 1, 2006, the Company recorded write-downs of inventories of $5.7 million and $23.3 million, respectively.

The Company also consumed previously written-down inventories of $5.7 million and $13.5 million respectively during the three and nine months ended March 31, 2007. During the three and nine months ended April 1, 2006, the Company consumed previously written-down inventories of $5.0 million and $21.9 million, respectively.

In addition, the Company has an active scrap program and typically disposes of inventory that has been written down through the use of scrap dealers or physical disposal/destruction. During the three and nine months ended March 31, 2007, the Company scrapped fully reserved inventory of $1.8 million and $30.2 million, respectively. During the three and nine months ended April 1, 2006, the Company scrapped fully reserved inventory of $11.7 million and $44.2 million, respectively.

Other Current Assets

The components of other current assets were as follows (in millions):

	March 31, 2007	July 1, 2006
Prepaid assets	$12.9	$11.1
Deferred income tax	0.9	1.1
Receivables from Fabrinet	2.0	22.7
Claim on Acterna shareholders	38.0	41.7
Other receivables	34.2	20.5
Deferred financing costs	3.8	3.9
Other current assets	3.8	7.0

Total other current assets	$95.6	$108.0

Property, Plant and Equipment, Net

The components of property, plant and equipment, net were as follows (in millions):

	March 31, 2007	July 1, 2006
Land	$17.0	$17.5
Buildings and improvements	33.2	20.2
Machinery and equipment	271.0	253.6
Furniture, fixtures, software and office equipment	89.8	65.9
Leasehold improvements	50.6	46.3
Construction in progress	19.9	32.7

	481.5	436.2
Less: accumulated depreciation	(272.7)	(235.0)

Property, plant and equipment, net	$208.8	$201.2

See “Note 8. Reduction of Other Intangibles and Other Long-Lived Assets” for more detail.

Other Non-Current Assets

The components of other non-current assets were as follows (in millions):

	March 31, 2007	July 1, 2006
Deposits	$4.6	$4.2
Deferred financing costs	8.1	11.0
Other	12.1	11.9

Total other non-current assets	$24.8	$27.1

Other Current Liabilities

The components of other current liabilities were as follows (in millions):

	March 31, 2007	July 1, 2006
Deferred revenue	$28.6	$35.0
Acquisition holdbacks and other related liabilities	9.8	19.3
Deferred compensation plan	7.5	7.7
VAT liabilities	4.8	5.0
Accrued expenses	50.6	47.6
Asset retirement obligation	0.9	0.5
Other	9.0	7.6

Total other current liabilities	$111.2	$122.7

Other Non-Current Liabilities

The components of other non-current liabilities were as follows (in millions):

	March 31, 2007	July 1, 2006
Pension accrual and post employment benefits	$98.8	$93.1
Deferred revenue	2.5	2.4
Deferred taxes	27.0	28.1
Restructuring accrual	7.0	16.1
Asset retirement obligation	9.3	8.7
Other	12.5	10.7

Total other non-current liabilities	$157.1	$159.1

Note 5. Investments

Short-term Investments

The components of the Company’s short-term investments include: 1) available-for-sale securities which are mostly debt and marketable equity securities; and 2) trading securities which represent assets of a deferred compensation plan. As of March 31, 2007, the estimated fair value of available-for-sale securities and trading securities was $748.9 million and $7.5 million, respectively.

Long-term Investments

As of March 31, 2007, the Company had total long-term investments of $4.3 million primarily consisting of non-marketable cost and equity method investments.

During the three months ended March 31, 2007, the Company recorded net loss on sale of investments of $0.1 million primarily due to the sale of the Company’s investment in ColorLink Inc. (“ColorLink”) for a net loss of $0.1 million with total proceeds of $5.0 million. During the three months ended April 1, 2006, the Company recorded net gain on sale of investments of $37.7 million primarily due to the sale of equity investments in ADVA Optical Networking AG (“ADVA”) and Prudential Financial, Inc. (“Prudential”) for net gains of $34.7 million and $2.2 million, respectively.

During the nine months ended March 31, 2007, the Company recorded net gains on sale of investments of $28.4 million primarily due to the sale of equity investments in IPG Photonics Corporation (“IPG”) and Epion Corporation (“Epion”) for net gains of $25.6 million and $3.2 million, respectively, offset by a loss on sales of other long-term investments. During the nine months ended April 1, 2006, the Company recorded a net gain of $72.8 million primarily due to the sale of equity investments in ADVA for a gain of $63.6 million, Prudential for a gain of $2.2 million and Nortel for a gain of $4.4 million.

Note 6. Goodwill

The following table presents goodwill allocated to the reportable segments (in millions):

	March 31, 2007	July 1, 2006
Optical Communications	$176.0	$175.8
Communications Test & Measurement	444.5	420.2
Advanced Optical Technologies	28.9	28.9
All Other, Commercial Lasers	30.4	31.8

Total	$679.8	$656.7

The Company accounts for goodwill in accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Accordingly, the goodwill balance of $679.8 million at March 31, 2007 is not amortized but is evaluated for impairment annually as well as when circumstances indicate a possible impairment. The latest annual impairment assessment was performed during the fourth quarter of fiscal 2006. There were no events or circumstances during the three and nine months ended March 31, 2007 that indicated a further assessment was necessary.

The goodwill balance is adjusted quarterly to record the effect of currency translation adjustments.

Note 7. Other Intangibles

The following tables present details of the Company’s other intangibles (in millions):

As of March 31, 2007:	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$365.0	$(132.8)	$232.3
Other	183.8	(73.6)	110.2

Total intangibles	$548.8	$(206.4)	$342.5

As of July 1, 2006:	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$353.9	$(103.0)	$250.9
Other	163.1	(52.0)	111.1

Total intangibles	$517.0	$(155.0)	$362.0

During the three and nine months ended March 31, 2007, the Company recorded $16.4 million and $49.6 million, respectively, of amortization expense relating to other intangibles. During the three and nine months ended April 1, 2006, the Company recorded $16.3 million and $44.2 million, respectively, of amortization expense relating to other intangibles.

Based on the carrying amount of other intangibles as of March 31, 2007, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Years Ended June 30,
Remainder of 2007	$24.9
2008	59.4
2009	54.4
2010	52.6
2011	50.3
Thereafter	100.9

Total amortization	$342.5

The intangible assets balance is adjusted quarterly to record the effect of currency translation adjustments.

Note 8. Reduction of Other Intangibles and Other Long-Lived Assets

During the three and nine months ended March 31, 2007, the Company recorded $3.8 million and $6.9 million, respectively, of reductions of the carrying value of other long-lived assets. During the three and nine months ended April 1, 2006, the Company recorded a gain of $0.2 million and a loss of $4.4 million, respectively.

Assets Held and Used:

During the three months ended March 31, 2007, no assets impairment charges were recorded. During the nine months ended March 31, 2007, the Company recorded impairment charges of $0.8 million for certain assets related to the Company’s Santa Rosa, California facility. During the three months ended April 1, 2006, no assets impairment charges were recorded. During the nine months ended April 1, 2006, the Company recorded impairment charges of $2.2 million for assets primarily related to the Santa Rosa facility.

Assets Held for Sale:

During the three months ended March 31, 2007, no assets impairment charges were recorded. During the nine months ended March 31, 2007, the Company recorded impairment charges of $0.7 million for certain assets related to the Company’s Rochester, Minnesota facility. During the three and nine months ended April 1, 2006, no assets impairment charges were recorded.

Sale of Assets:

During the three and nine months ended March 31, 2007, the Company recorded a loss of $0.1 million and a loss of $1.7 million, respectively, primarily related to the transfer of assets to Fabrinet. During the three months ended April 1, 2006 the Company recorded a gain on the sale of assets of $0.2 million primarily due to the sale of a manufacturing facility in Raleigh, North Carolina. During the nine months ended April 1, 2006, the Company recorded a loss of $2.2 million primarily related to the sale of the Company’s front surface mirror business and the sale of a portion of the Santa Rosa facility, offset by gains on the sale of the Melbourne, Florida, and the Raleigh, North Carolina facilities.

Long-Lived Assets to Be Disposed Of Other Than Sale:

During the three and nine months ended March 31, 2007, the Company recorded a $3.7 million impairment charge related to the cancellation of an implementation of financial and manufacturing software at its Eningen, Germany facility. During the three and nine months ended April 1, 2006, no impairment charges were recorded.

Note 9. Convertible Debt and Letters of Credit

The following table presents details of the Company’s long-term debt (in millions):

	March 31, 2007	July 1, 2006
1% senior convertible notes	$425.0	$425.0
Zero coupon senior convertible notes	456.0	475.0

Total long-term debt	$881.0	$900.0

Based on quoted market prices, as of March 31, 2007 and July 1, 2006, the fair market values of the 1% Senior Convertible Notes were approximately $358.5 million and $392.5 million, respectively, and the fair market values of the Zero Coupon Senior Convertible Notes were $419.2 million and $441.3 million, respectively.

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

The $9.1 million of costs incurred in connection with the issuance of the notes were capitalized and are being amortized to interest expense on a straight-line basis for seven years which approximates the charge using the effective interest method. As of March 31, 2007, the unamortized portion of the issuance costs related to the notes was $8.0 million and is included in “Other current assets” and “Other non-current assets” on the Consolidated Balance Sheets.

$456 Million Principal Amount of Zero Coupon Senior Convertible Notes

On October 31, 2003, the Company completed the sale of $475.0 million aggregate principal amount of Zero Coupon Senior Convertible Notes due in 2010. Proceeds from the notes amounted to $462.3 million after issuance costs. During the third quarter of fiscal 2007, the Company repurchased $19.0 million aggregate principal amount of the Notes for $17.5 million in cash. In connection with the repurchase, a gain of $1.5 million was recognized, offset by the write-off of $0.1 million of debt issuance costs. After giving effect to the repurchase, the total amount of Zero Coupon Senior Convertible Notes outstanding as of March 31, 2007 was $456.0 million. The repurchase effectively reduced the number of conversion shares potentially issuable in relation to the Zero Coupon Notes by 480,769 from 12,019,231 to 11,538,462.

The $12.7 million of costs incurred in connection with issuance of the notes were capitalized and are being amortized to interest expense on a straight-line basis over five years. As of March 31, 2007, the remaining unamortized issuance costs related to the notes were $3.9 million, which is included in “Other current assets” and “Other non-current assets” on the Condensed Consolidated Balance Sheets.

During April and May 2007 the Company repurchased an additional $8.0 million aggregate principal amount of Zero Coupon Senior Convertible Notes. This additional repurchase has further reduced the total amount of Zero Coupon Notes outstanding to $448.0 million and reduced the number of conversion shares potentially issuable in relation to the Zero Coupon Notes by an additional 202,429 shares. In connection with the repurchases, the Company will recognize a gain of $0.5 million, net of the write-off of debt issuance costs, in the fourth quarter of fiscal year 2007.

Outstanding Letters of Credit

As of March 31, 2007, the Company had 14 standby letters of credit totaling $10.5 million.

Note 10. Restructuring

During the third quarter of fiscal 2004, the Company announced completion of the Global Realignment Program (“GRP”), which began in April 2001. That program focused on large-scale site and employee reductions. The Company continues to take advantage of opportunities to further reduce costs through targeted, customer-driven restructuring events intended to consolidate the Company and rationalize the manufacture of its products based on core competencies and cost efficiencies. Restructuring activities initiated prior to December 31, 2002 were recorded in accordance with Emerging Issues Task Force Abstracts No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF Issue 94-3”), and restructuring activities initiated after December 31, 2002 were recorded in accordance with Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) and Statement of Financial Accounting No. 112, “Employees’ Accounting for Post-employment Benefits” (“SFAS 112”). As of March 31, 2007, the Company’s total restructuring accrual was $12.1 million. During the three and nine months ended March 31, 2007, the Company incurred restructuring expenses of $(0.1) million and $10.6 million, respectively. During the three and nine months ended April 1, 2006, the Company incurred restructuring expenses of $8.8 million and $28.5 million, respectively.

During the third quarter of fiscal 2007, the Company recorded $0.5 million in expense for severance and benefits and $0.5 million for manufacturing transfer cost, $(1.0) million for early lease termination buyouts and $(0.1) million to adjust accruals on previously restructured leases. Thirty one employees were notified for termination, 23 in manufacturing, 6 in research and development and 2 in selling, general and administrative functions. All of these 31 notified employees were located in North America. As of March 31, 2007, no employees had been terminated. Severance and benefits are scheduled to be paid through the fourth quarter of fiscal 2007 and payments related to lease costs are expected to be paid by the first quarter of fiscal 2014.

During the second quarter of fiscal 2007, the Company recorded $0.8 million in expense for severance and benefits and $4.7 million for manufacturing transfer cost. Eleven employees were notified for termination, 10 in research and development and 1 in selling, general and administrative functions. All of these 11 notified employees were located in North America. As of March 31, 2007, 6 employees had been terminated. Severance and benefits are scheduled to be paid through the fourth quarter of fiscal 2007 and payments related to lease costs are expected to be paid by the first quarter of fiscal 2014.

During the first quarter of fiscal 2007, the Company recorded $5.2 million in restructuring charges which included $0.7 million in expense for severance and benefits, $5.8 million for manufacturing transfer cost and $(1.3) million adjustment to reflect modified lease term on restructured facility. Ten employees were notified for termination, 1 in manufacturing, 4 in research and development and 5 in selling, general and administrative functions. All of these 10 notified employees were located in North America. As of March 31, 2007, 9 employees had been terminated. Severance and benefits are scheduled to be paid through the fourth quarter of fiscal 2007.

During the second quarter of fiscal 2006, the Company announced the transition of products manufactured at its Ottawa, Canada site to other Company facilities and to the facilities of Fabrinet, one of its contract manufacturing partners. During the third quarter of fiscal 2006, the Company entered into an agreement with Fabrinet to transfer the Ottawa manufacturing operations to the Company’s facilities in Shenzhen, China and St. Etienne, France and to Fabrinet’s facilities in Thailand. The Company completed the transfer and wind down of production at Ottawa in the second quarter of fiscal 2007, with minimal activity in the third quarter of fiscal 2007. The actual restructuring and non-recurring charges totaled approximately $19.5 million through completion, which includes $4.4 million for severance and retention.

During the second quarter of fiscal 2006, the Company recorded $12.8 million in expense for severance and benefits and $2.1 million to adjust accruals on restructured leases. Eight hundred twenty nine employees were notified for termination, 709 in manufacturing, 78 in research and development and 42 in selling, general and administrative functions. Eight hundred twenty four terminated employees were located in North America and 5 in Europe. As of March 31, 2007, 810 of these employees had been terminated. Severance and benefits are scheduled to be paid through the second quarter of fiscal 2008.

The following table summarizes the Company’s restructuring activities (in millions):

	Workforce Reduction	Facilities and Equipment	Lease Costs	Total
Accrual balance as of July 1, 2006	$10.2	$—	$25.7	$35.9
Restructuring charges	0.7	5.8	(1.3)	5.2
Cash payments	(3.2)	(5.8)	(2.1)	(11.1)
Amount charged to goodwill	0.2	—	—	0.2

Accrual balance as of September 30, 2006	7.9	—	22.3	30.2
Restructuring charges	0.8	4.7	—	5.5
Cash payments	(5.6)	(4.7)	(2.7)	(13.0)

Accrual balance as of December 30, 2006	3.1	—	19.6	22.7
Restructuring charges	0.5	0.5	(1.1)	(0.1)
Adjustment from non-restructuring accounts	0.3	—	0.1	0.4
Cash payments	(1.5)	(0.5)	(9.0)	(11.0)
Amount charged to goodwill	0.1	—	—	0.1

Accrual balance as of March 31, 2007	$2.5	$—	$9.6	$12.1

The current and non-current portions of the total restructuring accrual are as follows (in millions):

	March 31, 2007	July 1, 2006
Current	$5.1	$19.8
Non-current	7.0	16.1

Total	$12.1	$35.9

The non-current portion of the restructuring accrual is included as a component of “Other non-current liabilities” in the Company’s Consolidated Balance Sheet. In addition, restructuring expenses are not allocated at the reporting segments level.

Note 11. Income Tax

The Company recorded an income tax expense of $4.0 million and $6.6 million for the three and nine months ended March 31, 2007, respectively, as compared to an income tax expense of $2.9 million and $8.9 million for the three and nine months ended April 1, 2006, respectively.

The income tax expense recorded for the three months ended March 31, 2007 primarily relates to income tax in certain foreign and state jurisdictions based on the Company’s forecasted pre-tax income for the year. The income tax expense recorded for the nine months ended March 31, 2007 primarily relates to income tax in certain foreign and state jurisdictions based on the Company’s forecasted pre-tax income for the year and a $0.4 million deferred tax expense associated with tax amortization of goodwill for which no financial statement amortization has occurred.

The income tax expense recorded for the three months ended April 1, 2006 primarily relates to income tax in certain foreign and state jurisdictions based on the Company’s forecasted pre-tax income for the year. The income tax expense recorded for the nine months ended April 1, 2006 primarily relates to income tax in certain foreign and state jurisdictions based on the Company’s forecasted pre-tax income for the year, a $3.6 million non-cash charge associated with the reversal of tax benefits recognized in prior periods relating to the sale of certain marketable securities and a $0.7 million deferred tax expense associated with tax amortization of goodwill for which no financial statement amortization has occurred.

The income tax expense recorded for the three months and nine months ended March 31, 2007 differs from the expected tax expense that would be calculated by applying the federal statutory rate to the Company’s income before income taxes primarily due to changes in valuation allowance for deferred tax assets in the Company’s domestic and foreign jurisdictions.

The Company has recorded deferred tax assets as of March 31, 2007 only to the extent that the Company believes it is more likely than not that these deferred tax assets will be realized. The Company has provided a full valuation allowance on the remainder of its net deferred tax assets since the Company believes it is more likely than not that these deferred tax assets will not be realized. The Company intends to maintain the valuation allowance until sufficient positive evidence exists to support reversal of some or all of the valuation allowance. In addition, the occurrence of negative evidence with respect to deferred tax assets which currently have no valuation allowance could result in an increase in the valuation allowance in a future period. The Company’s income tax expense (benefit) recorded in the future will be reduced or increased in the event changes to the valuation allowance are required.

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

Note 12. Stock-Based Compensation

Effective July 3, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123, “Share-Based Payment (Revised 2004)” (“SFAS 123(R)”). Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and recognized in expense over the requisite service period.

On November 14, 2006, the Company’s stockholders approved the Amended and Restated 2003 Equity Incentive Plan (“the 2003 Plan”), under which 1) 12,500,000 shares of Common Stock were added to the pool of shares reserved for issuance under the Amended 2003 Plan and 2) all future grants of “Full Value Awards” will reduce the shares reserved for issuance at a 1.5:1 ratio. “Full Value Awards” are defined by the Amended 2003 Plan as Restricted Stock, Restricted Stock Units, Performance Units and Performance Shares that are granted with a per share or unit purchase price below 100% of Fair Market Value on the date of grant.

On September 21, 2006, the Company’s Board of Directors approved a 1-for-8 reverse split of its common stock, following approval by the Company’s stockholders on December 1, 2005. The reverse stock split was effective on October 16, 2006 before trading began on October 17, 2006. Fractional shares resulting from the split were rounded down to the next whole number. All shares and per share amounts have been retroactively reflected in all periods presented to reflect the reverse stock split.

As required by SFAS 123(R), management has made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. In addition, approximately $1.0 million of stock-based compensation was capitalized as inventory at March 31, 2007.

The impact on the Company’s results of operations of recording stock-based compensation by function for the three and nine month period ended March 31, 2007 and April 1, 2006 was as follows (in millions):

	Three Months Ended		Nine Months Ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
Cost of sales	$1.0	$0.9	$3.1	$2.3
Research and development	2.1	1.0	5.7	2.8
Selling, general and administrative	4.4	2.2	14.0	5.6

	$7.5	$4.1	$22.8	$10.7

The following is a summary of options and full value awards activities (in millions, except weighted-average exercise price):

	Options Outstanding
	Number Of Shares	Weighted-Average Exercise Price
Balance as of July 1, 2006	22.5	$74.30
Granted	0.2	17.76
Forfeited	(0.2)	18.06
Exercised	(0.1)	9.39
Canceled	(1.0)	101.56

Balance as of September 30, 2006	21.4	73.43

Increase in authorized shares	—	—
Granted	0.2	12.13
Forfeited	(0.3)	17.63
Exercised	(0.1)	11.57
Canceled	(0.3)	86.03

Balance as of December 30, 2006	20.9	72.57

Granted	0.7	13.39
Forfeited	(0.5)	16.06
Exercised	(0.1)	12.06
Canceled	(0.4)	108.11

Balance as of March 31, 2007	20.6	71.45

As of March 31, 2007, 20.6 million shares of common stock, primarily under the 2003 Equity Incentive Plan, were available for grant.

Stock Option Activity

As of March 31, 2007, $53.6 million of unrecognized stock-based compensation cost related to stock options remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 2.9 years.

During the second quarter of fiscal 2007, the 1996 Non-qualified Stock Option Plan (“1996 Plan”) expired. As of December 30, 2006, there were no outstanding options from the 1996 plan.

Employee Stock Purchase Plan (“ESPP”) Activity

The expense related to the Company’s employee stock purchase plan is amortized on a straight-line basis over the relevant subscription period.

As of March 31, 2007, $0.5 million of unrecognized stock-based compensation cost related to ESPP remains to be amortized. That cost is expected to be recognized through the first quarter of fiscal 2008.

Full Value Awards Activity

As of March 31, 2007, $12.4 million of unrecognized stock-based compensation cost related to restricted shares and restricted stock units remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 1.8 years.

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

The following table presents the components of the net periodic cost for the pension and benefits plans (in millions):

	Three Months Ended		Nine Months Ended
Pension Benefits	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
Service cost	$—	$—	$—	$—
Interest cost	1.3	1.0	3.9	3.0
Expected return on plan assets	(0.3)	(0.3)	(0.9)	(0.9)

Net periodic benefit cost	$1.0	$0.7	$3.0	$2.1

	Three Months Ended		Nine Months Ended
Other Postretirement Benefits Plan	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
Service cost	$—	$—	$—	$—
Interest cost	0.1	0.1	0.3	0.3
Expected return on plan assets	—	—	—	—

Net periodic benefit cost	$0.1	$0.1	$0.3	$0.3

Underlying both the calculation of the PBO and net periodic cost are actuarial valuations. These valuations use participant-specific information such as salary, age, years of service, and assumptions about interest rates, compensation increases and other factors. At a minimum, the Company evaluates its assumptions annually and makes changes as necessary.

The Company expects to incur cash outlays of approximately $5.0 million related to its defined benefit pension plans during fiscal 2007 to make current benefit payments and fund future obligations. As of March 31, 2007, approximately $3.6 million had been incurred. These payments have been estimated based on the same assumptions used to measure the Company’s PBO at July 1, 2006. Similarly, the Company expects to incur $0.2 million related to its other post retirement benefits plan pro rata throughout the year.

Note 14. Related Party Transactions

BaySpec, Inc. (“BaySpec”)

As of March 31, 2007, the Company owns approximately 9.9% of BaySpec, a privately held OEM fiber-optics company. The investment is accounted for under the equity method. During the fourth quarter of fiscal 2006, the Company recorded a $1.3 million impairment to reduce the carrying value to zero. BaySpec is both a customer and a supplier of the Company.

Emcore Corporation (“Emcore”)

As of March 31, 2007, the Company held an investment in Emcore, a publicly traded semiconductor company, valued at $0.2 million. Emcore is also a customer of the Company.

Fabrinet Co. (“Fabrinet”)

During the third quarter of fiscal 2007, Fabrinet, a privately held contract manufacturing company in which the Company has a long-term investment, was both a customer and supplier. The purchases and sales of items between the Company and Fabrinet have been evaluated for accounting under EITF Abstract No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products” (“EITF 01-09”). Based on this evaluation the Company determined that there is an identifiable benefit that was sufficiently separable from the customer’s purchase of the Company’s products and the fair value of that benefit was reasonably estimable in relation to sales to other third parties. As of March 31, 2007, the carrying value of the Company’s investment in Fabrinet was $2.0 million.

The Fuzhou, China legal entities and certain assets of the Ewing and Mountain Lakes, New Jersey facilities were sold to Fabrinet in May 2005. The Company received a note of $10.7 million payable in quarterly installments over four years from Fabrinet and a receivable of $19.0 million for the inventory at Ewing and Mountain Lakes, New Jersey payable in quarterly installments over one year. At March 31, 2007, the related balance receivable from Fabrinet was $3.9 million for the note and zero for the inventory. The Company agreed to pay Fabrinet $17.0 million to settle specific employee related matters in Fuzhou, China, the cost of employee severance for the Ewing and Mountain Lakes, New Jersey facilities, costs associated with on-going production and wind-down of the Ewing, New Jersey facility, and site remediation costs in Mountain Lakes, New Jersey. The $17.0 million was allocated as follows: $9.4 million to on-going cost of production, $7.4 million to restructuring expense and $0.2 million to lease remediation costs at Mountain Lakes, New Jersey. As of July 1, 2006, the Company had paid this obligation in full.

During the second quarter of fiscal 2006, the Company announced the transition of products manufactured at its Ottawa, Canada site to other Company facilities and to the facilities of its contract manufacturing partners. During the third quarter of fiscal 2006, the Company entered into an agreement with Fabrinet to sell certain inventories to Fabrinet and to transfer the Ottawa manufacturing operations to the Company’s facilities in Shenzhen, China and St. Etienne, France and to Fabrinet’s facilities in Thailand. The Company agreed to reimburse Fabrinet for the cost associated with on-going production and the wind-down and transfer of production. During the second quarter of fiscal year 2007, the transitions were completed and, as of March 31, 2007, Fabrinet paid off the outstanding balances related to certain production and material transactions. The Company has no obligations to Fabrinet related to severance obligations and arrangement fees. Fabrinet production costs were charged to cost of sales and costs related to the transfer and wind down of production were charged to restructuring. The actual restructuring and non-recurring charges totaled approximately $19.5 million through completion, which includes $4.4 million for severance and retention.

As of March 31, 2007, Fabrinet also owed the Company approximately $7.5 million representing trade accounts receivable relating to product sales.

Micralyne, Inc. (“Micralyne”)

As of March 31, 2007, Micralyne Inc., a privately held manufacturer of microfabricated and MEMS (Micro-Electro-Mechanical-Systems) based products in which the Company has a long-term investment, was a supplier of the Company. As of March 31, 2007, the carrying value of the Company’s investment in Micralyne was $0.5 million. During the first quarter of fiscal 2007, the Company signed two loan agreements with Micralyne to provide an equipment loan of up to $1.4 million and a working capital line up to $1.6 million. As of March 31, 2007, the balances of these loans are $0.4 million and $1.3 million, respectively.

Sifam Fibre Optics Limited (“Sifam”)

As of March 31, 2007, Sifam Fibre Optics, a privately held company in which the Company has a long-term investment, was a supplier of the Company. As of March 31, 2007, the carrying value of the Company’s investment in Sifam was $1.2 million. The Company owned approximately 19.9% of Sifam and accounted for the investment under the equity method.

On May 2, 2007 the Company signed an agreement to sell its equity investment in Sifam Fibre Optics Limited. The sale is expected to generate $2.0 million in net proceeds to the Company and a gain of $0.8 million in the fourth quarter of fiscal year 2007.

Transactions and balances with the Company’s related parties were as follows (in millions):

	Three months Ended		Nine months Ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006		March 31, 2007	July 1, 2006
Net revenue:					Receivables:
BaySpec	$—	$—	$—	$—	BaySpec	$—	$—
Emcore	1.1	0.7	2.0	2.2	Emcore	0.1	0.8
Fabrinet	—	—	—	9.6	Fabrinet	11.4	36.3
Micralyne	—	—	—	—	Micralyne	1.8	0.1
Sifam	—	—	—	—	Sifam	—	—

	$1.1	$0.7	$2.0	$11.8		$13.3	$37.2

Net purchases:					Payables:
BaySpec	$0.3	$1.9	$2.7	$3.6	BaySpec	$—	$1.0
Emcore	—	—	—	—	Emcore	—	—
Fabrinet	30.8	23.1	118.5	79.6	Fabrinet	7.2	20.5
Micralyne	0.9	1.8	1.2	3.7	Micralyne	—	—
Sifam	0.6	0.4	1.6	2.5	Sifam	0.2	0.1

	$32.6	$27.2	$124.0	$89.4		$7.4	$21.6

Note 15. Commitments and Contingencies

Tax audits

The Company has been subject to a Dutch wage tax audit for calendar years 1999, 2000, and 2001, and a Texas franchise tax audit related to allocated taxable surplus capital for Texas report years 2001, 2002, and 2003. While the Company believes that it is reasonably possible that one or both of these audits may result in additional tax liabilities, based on currently available information, the Company believes the ultimate outcome of these audits will not have a material adverse effect on the Company’s financial position, cash flows or overall trends in results of operations. There is the possibility of a material adverse effect on the Company’s financial position, cash flows or overall trends in results of operations for the period in which these matters are ultimately resolved, if they are resolved unfavorably, or in the period in which an unfavorable outcome becomes probable. The range of the potential total tax liability related to these matters is estimated to be from zero to $47.3 million, plus interest. See “Note 18. Legal Proceedings” and “Note 3. Mergers and Acquisitions” for a discussion of the potential tax contingency related to the acquisition of Acterna.

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

JDSU addresses three major markets: Optical Communications, Communications Test & Measurement, and Commercial and Consumer. To serve these markets, JDSU operates in three principal segments: Optical Communications, which accounted for approximately 35% of net revenue in third quarter of fiscal 2007; Communications Test & Measurement, which accounted for approximately 45% of net revenue in third quarter of fiscal 2007; and Advanced Optical Technologies, which accounted for approximately 13% of net revenue in third quarter of fiscal 2007. In addition, the Lasers business unit, included in All Other, accounted for approximately 7% of net revenue in third quarter of fiscal 2007.

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

Information on reportable segments is as follows (in millions):

	Three Months Ended		Nine Months Ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
Net revenue:
Optical Communications	$128.7	$127.4	$399.4	$337.5
Communications Test & Measurement	162.9	126.8	447.9	368.2
Advanced Optical Technologies	45.6	40.7	125.3	126.1
All Other, Commerical Lasers	24.6	20.6	73.8	57.9
Deferred revenue related to purchase accounting adjustment	(0.1)	(0.6)	(0.3)	(3.6)

Net revenue	$361.7	$314.9	$1,046.1	$886.1

Operating income (loss):
Optical Communications	$(1.3)	$2.2	$0.8	$(24.7)
Communications Test and Measurement	22.1	15.3	64.7	61.4
Advanced Optical Technologies	15.8	8.2	39.5	27.4
All Other, Commerical Lasers	0.5	—	4.4	(0.7)
Corporate	(33.8)	(32.8)	(93.6)	(93.0)

Total segment operating income (loss)	3.3	(7.1)	15.8	(29.6)
Unallocated amounts:
Stock based compensation	(7.5)	(4.1)	(22.8)	(10.7)
Acquisition-related charges and amortization of intangibles	(16.4)	(18.9)	(50.5)	(106.5)
Reduction of other long-lived assets	(3.8)	0.2	(6.9)	(4.4)
Restructuring charges	0.1	(8.8)	(10.6)	(28.5)
Other realignment charges	(0.1)	(0.3)	(1.6)	(3.7)
Interest and other income	16.4	8.7	51.5	16.4
Interest expense	(2.1)	(0.8)	(5.1)	(2.3)
Gain on sale of investments	(0.1)	37.7	28.4	72.8

Income (loss) before income taxes	$(10.2)	$6.6	$(1.8)	$(96.5)

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of March 31, 2007.

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

The following table presents the changes in the Company’s warranty (in millions):

	Three Months Ended		Nine Months Ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
Balance as of beginning of period	$9.6	$13.9	$11.5	$7.3
Provision for warranty	1.4	1.1	4.3	4.5
Utilization of reserve	(1.2)	(1.0)	(2.2)	(1.8)
Adjustments related to pre-existing warranties	(0.2)	(0.7)	(4.0)	(2.1)
Adjustments related to acquisition	—	(1.0)	—	4.4

Balance as of end of period	$9.6	$12.3	$9.6	$12.3

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

Fact and expert discovery in In re JDS Uniphase Corporation Securities Litigation is substantially complete. Each party has noticed and taken depositions of experts and both party and non-party witnesses. On April 26, 2007, Defendants moved for summary judgment on all claims against them. Those motions are scheduled to be heard on July 26, 2007. The next case management conference is also scheduled for July 26, 2007, and trial is set to begin on October 1, 2007.

A related securities case, Zelman v. JDS Uniphase Corp., No. C-02-4656 CW (N.D. Cal.), is purportedly brought on behalf of a class of purchasers of debt securities that were allegedly linked to the price of JDSU’s common stock. The Zelman complaint alleges that the debt securities were issued by an investment bank during the period from March 6, 2001 through July 26, 2001. The complaint names the Company and several of its former officers and directors as Defendants, alleges violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5, and seeks unspecified damages. On August 26, 2005, Defendants answered the complaint. On November 16, 2005, the Court granted Plaintiffs’ motion for class certification, which Defendants had not opposed. Fact discovery in the Zelman action is substantially complete. No trial date has been set.

On January 29, 2007, another securities action was filed in the Northern District of California against the Company, Dr. Straus, and Messrs. Muller, Abbe, and Kalkhoven. That action, Central States Southeast and Southwest Areas Pension Fund v. JDS Uniphase Corp., No. 07-0584, is based on allegations similar to those made in In re JDS Uniphase Corporation Securities Litigation and asserts claims under Sections 10(b), 14(a), and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933. The Central State complaint seeks unspecified damages on behalf of a pension fund that purportedly purchased Company securities between October 28, 1999, and July 26, 2001, and elected to opt-out of participation in In re JDS Uniphase Corporation Securities Litigation. On February 14, 2007, the Central States action was deemed related to In re JDS Uniphase Corporation Securities Litigation and was assigned Judge Claudia Wilken. A case management conference in the Central States action is scheduled for May 1, 2007.

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

On February 13, 2007, the Court granted the parties’ request to stay the California derivative action and the shareholder inspection demand action brought by the plaintiff in the California derivative action. In both of those actions, a case management conference is scheduled for July 10, 2007.

No activity has occurred in Cromas v. Straus, Civil Action No. 19580 (Del. Ch. Ct.), the Delaware derivative action, since our last filing.

The OCLI and SDL Shareholder Actions:

Plaintiffs purporting to represent the former shareholders of OCLI and SDL have filed suit against the former directors of those companies, asserting that they breached their fiduciary duties in connection with the events alleged in the securities litigation against the Company. Plaintiffs in the OCLI action, Pang v. Dwight, No. 02-231989 (Sonoma Super. Ct.), purport to represent a class of former shareholders of OCLI who exchanged their OCLI shares for JDSU shares when JDSU acquired OCLI. The complaint names the former directors of OCLI as Defendants, asserts causes of action for breach of fiduciary duty and breach of the duty of candor, and seeks unspecified damages. On March 4, 2007, the parties signed a memorandum of understanding regarding a settlement of the OCLI action. A case management conference is scheduled for June 28, 2007, when the Court has asked the parties to submit final settlement papers. The Plaintiffs in the SDL action, Cook v. Scifres, Master File No. CV814824 (Santa Clara Super. Ct.), purport to represent a class of former shareholders of SDL who exchanged their SDL shares for JDSU shares when the Company acquired SDL. Plaintiffs filed an amended complaint on September 12, 2005. The complaint names the former directors of SDL as Defendants, asserts causes of action for breach of fiduciary duty and breach of the duty of disclosure, and seeks unspecified damages. Plaintiffs filed an amended complaint on November 20, 2006. On March 6, 2007, the Court overruled Defendants’ demurrer to that complaint. A case management conference is scheduled for June 19, 2007. Limited discovery in the SDL action has occurred. No trial date has been set in either the OCLI or SDL action.

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

Plaintiffs filed a second amended complaint on June 30, 2006. Defendants answered the complaint on July 6, 2006, and

JDSU asserted counterclaims for breach of contract. The Court dismissed those counterclaims on September 11, 2006. On December 15, 2006, defendants moved for summary judgment on the ground that the named plaintiffs lacked standing. On the same day, plaintiffs moved for class certification. On April 24, 2007, the Court denied defendants’ motion for summary judgment as to plaintiff Douglas Pettit, deferred ruling on the motion for summary judgment as to plaintiff Eric Carey, and deferred ruling on plaintiffs’ motion for class certification. Both sides have taken discovery. Trial is set to begin on February 11, 2008. The parties have requested an extension of the trial date to May 12, 2008. The Court has not acted on that request as of the date of this filing.

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

Note 19. Subsequent Events

During April and May 2007 the Company repurchased an additional $8.0 million aggregate principal amount of Zero Coupon Senior Convertible Notes. This additional repurchase reduced the total amount of Zero Coupon Notes outstanding to $448.0 million and reduced the number of conversion shares potentially issuable in relation to the Zero Coupon Notes by an additional 202,429 shares. In connection with the repurchases, the Company will recognize a gain of $0.5 million, net of the write-off of debt issuance costs, in the fourth quarter of fiscal year 2007.

On May 2, 2007 the Company signed an agreement to sell its equity investment in Sifam Fibre Optics Limited. The sale is expected to generate $2.0 million in net proceeds to the Company and a gain of $0.8 million in the fourth quarter of fiscal year 2007.

On May 2, 2007 the Company announced a plan to reduce headcount related to its Optical Communications business segment by approximately 400 people beginning in the fourth quarter of fiscal year 2007 and continuing through the end of the calendar year 2007.

Note 20. Pending Business Combinations

On February 27, 2007, the Company signed a definitive agreement to acquire privately held Picolight, Inc., a leading designer and manufacturer of optical pluggable transceivers. The aggregate announced purchase price for this acquisition is approximately $115 million in the Company’s stock, plus up to an additional $10 million in cash subject to the achievement of certain revenue targets during calendar year 2007. The transaction is expected to close in the fourth quarter ending June 30, 2007, subject to receipt of regulatory approvals and will be accounted for under the purchase method of SFAS 141.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q which are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. A forward-looking statement may contain words such as “anticipates that,” “believes,” “can impact,” “continue to,” “estimates,” “expects to,” “intends,” “may,” “plans,” “potential,” “projects,” “to be,” “will be,” “will continue to be,” “continuing,” “ongoing,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements regarding: the belief of management and the Audit Committee that recorded adjustments related to cost of sales, operating expense, interest expense, other income and certain balance sheet adjustments recorded for the three months ended March 31, 2007, the nine months ended March 31, 2007, the three months ended April 1, 2006 and the nine months ended April 1, 2006 are not material to previously reported financial statements; our belief that SAB 108 will not have a material effect on the Company’s consolidated financial position or results of operations; our belief that the implementation of SFAS 158 will result in a change in the pension liability reported on the balance sheet as it records previously unrecognized actuarial gains as a component of accumulated other comprehensive income; our belief that the adoption of EITF 06-3 will not have a material impact on the Company’s financial statements; our expectation that the acquisition of Casabyte will accelerate the Company’s service assurance growth by capitalizing on a number of key assets; our plan to leverage Casabyte’s global direct sales organization and other distribution channels to increase Casabyte’s penetration into international markets; our expectation that goodwill related to the Casabyte acquisition will not be deductible for tax purposes; our expectation that the ultimate tax liability that exceeds the amount indemnified by the security holders in the Acterna acquisition will be accounted for as additional goodwill; our expectation that the Company will have to pay severance and benefits through the fourth quarter of fiscal 2007 and payments related to lease costs through the first quarter of 2014 related to terminations and restructuring that occurred during the second quarter of fiscal 2006 and the first, second and third quarters of fiscal 2007; our belief that the deferred tax assets recorded as of March 31, 2007 will not be realized; our intention to maintain the valuation allowance until sufficient positive evidence exists to support reversal of some or all of the valuation allowance; our belief that adequate amounts have been provided for any adjustments that may result from the tax examinations; our expectation to recognize unrecognized costs related to stock option based compensation over an estimated amortized period of 2.9 years; our expectation to recognize unrecognized costs related to the ESPP through the fiscal quarter of fiscal 2008; our expectation to recognize unrecognized costs related to restricted shares and restricted stock units over an estimated amortized period of 1.8 years; our expectation to contribute the legally mandated minimum contribution of $0.1 million to the Company’s pension plans in fiscal 2007; our expectation to incur cash outlays of approximately $5.0 million related to the Company’s defined benefit pension plan during fiscal 2007 to make current benefit payments and fund future obligations; our expectation to incur $0.2 million related to the Company’s other post retirement benefit plan pro rata through the year; our expectation to generate $2.0 million in net proceeds to the Company and a gain of $0.8 million related to the sale of the Company’s equity investment in Sifam Fibre Optics Limited which is anticipated to close by June 2007; our belief that the ultimate outcome of the tax audits will not have a material adverse effect on the Company’s financial position, cash flows or overall trends in results of operations; our estimate that the potential total tax liability related to the audits will be from zero to $47.3 million, plus interest; our belief that the factual allegations underlying the securities class action, derivative actions, the OCLI and SDL class actions and the ERISA class action are without merit; our belief that the resolution of the claims against the Company, individually or in aggregate, will not have a material adverse impact on the Company’s financial position or results of operations; our expectation that the acquisitions of Picolight, Inc and Integra will close in the fourth quarter ending June 30, 2007; our expectation that high customer concentration, attendant pricing pressure and other effects on our communications markets will remain for the foreseeable future; our expectation that the seasonality of revenue variability related to the Acterna acquisition will continue for the foreseeable future, impacting the Communications Test & Measurement financial results, our overall product mix and financial performance; our expectation to continue to encounter a number of industry and market structural risks and uncertainties that will limit our business climate and market visibility; our expectation that the introduction of ROADM’s, optical switches, tunable transponders, high speed transponders, solid state lasers and display components will continue to incur relatively higher start-up costs and increased yield and product quality risk; our belief that investment in R&D is critical to attaining our strategic objectives; our intention to continue to aggressively address our SG&A expenses and reduce these expenses in the future; our plan to increase SG&A expenses in the near term to complete the integration of our acquisitions, particularly with respect to business infrastructure and systems matters; our expectation that we will need to incur additional SG&A expenses as we continue to add additional corporate accounting and finance staff as well as address the requirements of Section 404 of the Sarbanes-Oxley Act of 2002; our expectation that revenue from international customers will continue to be an important part of our overall net revenue and an increasing focus for net revenue growth; our plan to leverage Test-Um’s network of several hundred distribution partners, making our access test instruments available to the service installation and electrical contractors currently served by Test-um; our expectation that the acquisition of Agility will solidify our leadership position in the rapidly growing market for tunable lasers and transponders, offer an optimal path to high volume, high yield tunable, pluggable solutions when combined with our manufacturing scalability and establish the Company as the broadest end-to-end agile optical network portfolio provider in the marketplace; our expectation that acquisition of Acterna will enhance the deployment of IP-based data, voice and video services over optical long haul, metro, fiber-to-the-home, DSL and cable networks; our belief that our current assumptions related to pension and other postretirement benefits obligations is reasonable; our estimate that additional investment of approximately $0.4 million in research and development will be required during the remainder of Fiscal 2007 to complete the IPR&D projects related to the acquisition of Acterna; our estimate that additional investment of approximately $3.4 million in research and development will be required related to the acquisition of Lightwave Electronics Corporation; our expectation that the completion of the development of the multiple diode pumped solid state laser product acquired from Lightwave Electronics Corporation will occur in the third quarter of fiscal year 2008; our belief that our existing cash balances and investments will be sufficient to meet our liquidity and capital spending requirements through the next 12 months; we plan to continue to consider our disclosure controls and procedures ineffective until testing of the improved processes and controls have been completed for fiscal 2007; our intent to focus our efforts on improving internal control over financial reporting; our belief that the consolidated financial statements included in this report fairly present our consolidated financial position; our belief that we will continue to rely upon a limited number of customers for a significant portion of our revenues for each period for the foreseeable future; our belief that any failure by us to capture a significant share of customers could materially harm our business; our belief that the telecommunications industry has entered into a period of consolidation; our expectation that seasonal demand fluctuations will cause significant periodic variations in our financial results for the Communications Test & Management segment; our continued plan to vigorously reduce our cost structure; our expectation in the future to make, significant investments to enable our future growth through internal expansion programs; product development; acquisitions and other strategic initiatives; our expectation that we will continue to experience strain on our supply chain and periodic supplier problems; our expectation that net revenue from customers outside of North American will continue to account for a significant portion of our total net revenue; our expectation that costs related to evaluation and implementation of resulting improvements to our operation will not have a material adverse effect on our operating results or business; our expectation to expand our research and development activities in China; our expectation that our ability to operate successfully in China will become increasingly important to our overall success; our intention to export the majority of products manufactured at our facilities in China; our belief that we have complied with our obligations under various applicable licenses for open source software; our expectation to continue to invest in privately held companies as well as venture capital investments for strategic or commercial purposes.

Management cautions that forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in such forward-looking statements. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, including, without limitation, the following: uncertainties surrounding the impact of consolidation of our customer base on revenues; uncertainties as to the effects of our adoption of certain accounting policies; our inability to accurately and timely complete valuation analyses in connection with our acquisitions; our limited ability to perceive or predict market trends; inability to align our operations with customer demand and the changes affecting our industry; unanticipated costs associated with our cost reduction programs; difficulties related to predicting financial performance for future periods ;inaccurate estimates regarding the strength of assets acquired by the Company in its acquisition of Casabyte; inaccurate estimates regarding the amount of additional investment needed to develop IPR&D during the remainder of the fiscal year 2007; difficulties related to Management and the Audit Committee to accurately assess whether reclassifications and out of period adjustments are material to previously reported financial statements; inaccurate process for tracking inventory; unsuccessful efforts to improve our execution and design and introduce products that meet customer’s future needs and to manufacture such products at competitive costs; decreases in our product portfolio and revenues; increase in costs related to the payment of severance, benefits and leases related to our restructuring plans; inability to accurately assess the Company’s costs related to pension and post-retirement benefits; immaterialized customer and market penetration resulting from our recent acquisitions; the diversion of our management’s time with respect to the integration of acquisitions; lack of resources set aside for investment in R&D; unanticipated expenses related to litigation, dispute related settlements, accruals, integration from acquisitions and compliance measures related to the Sarbanes-Oxley Act of 2002; inaccurate assessment that our tax liability as a result of acquisitions and tax audits will be minimally impacted; greater than anticipated tax exposure; difficulties in integrating technology acquired through acquisitions with our own product lines; inaccuracies regarding our ability to recognize unrecognized costs related to our ESPP, restricted stock shares and restricted stock units and stock option based compensation; inaccuracies regarding gains or losses from the sale of the Company’s equity investments; inability to accurately predict when certain acquisitions will be completed; changes in the demand for our product in international markets; greater than anticipated tax assessments associated with current audits; a lack of cash necessary to make required contributions to pension plans; delays in bringing products to market due to development problems; difficulties in developing new products; inability to maintain valuation allowance; excessively high costs in the future related to enhancing our existing systems; significant changes in customer preferences; the possibility that competitors will introduce products faster than us; unanticipated difficulties in building close working relationships with partners; decreased sales from customers outside of North America than anticipated; product defects sustained as a result of deployment in a variety of demanding environments; inability to obtain new orders from major customers; unanticipated difficulties associated with increasing the scope and extent of our operating facilities in China; the variability of our manufacturing yields; failure to obtain the required approvals from governmental authorities in China; unanticipated difficulties in managing our inventory; failure to adequately protect our intellectual property; substantial technological changes in the communications test and measurement solutions market; a lack of the required resources to invest in the development of new products; the viability of legal claims brought against us; our failure to accurately predict the effect of the ultimate outcome of legal claims on our business, financial condition or results of operations; lower than expected revenues; the risk that we may be required to expend more cash in the future than anticipated; the timing of orders; an unanticipated lack of resources to invest in private companies; changing market conditions; uncertainties of the assumptions regarding anticipated valuation allowance; insufficient cash balances and short-term investments; greater than anticipated costs associated with post-acquisition in-process research and development projects; uncertainties as to the future level of sales and revenues; unanticipated budgetary constraints; unexpected third party indemnification claims; failed efforts to recruit experienced accounting and financial reporting personnel; unanticipated difficulties in the remediation of internal control deficiencies; inability to complete the remediation of internal controls in a timely fashion and other factors set forth in “Risk Factors” and elsewhere herein. Further, our future business, financial condition and results of operations could differ materially from those anticipated by such forward-looking statements and are subject to risks and uncertainties including the risks set forth above and in Part II, Item 1A “Risk Factors” set forth in this Form 10-Q. Moreover, neither we assume nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. Forward-looking statements are made only as of the date of this Report and subsequent facts or circumstances may contradict, obviate, undermine or otherwise fail to support or substantiate such statements. We are under no duty to update any of the forward-looking statements after the date of this Form 10-Q to conform such statements to actual results or to changes in our expectations.

In addition, Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the year ended July 1, 2006.

OUR INDUSTRIES AND QUARTERLY DEVELOPMENTS

JDSU is committed to enabling broadband and optical innovation in the communications and commercial markets. We are a leading provider of communications test and measurement solutions and optical products for telecommunications service providers, cable operators, and network equipment manufacturers. Furthermore, we are a leading provider of innovative optical solutions for medical/environmental instrumentation, semiconductor processing, display, document and brand authentication, aerospace, defense, and decorative applications. We currently employ approximately 7,200 employees worldwide.

Our Optical Communications segment consists generally of:

•	Optical components and modules sold to OEM suppliers of enterprise and storage solutions such as Cisco, Sun Microsystems, Hewlett-Packard, Emulex, QLogic, Brocade, and EMC.

•	Optical components, modules, and subsystems sold to OEM providers to communications network carriers such as Nortel, Alcatel-Lucent, Ciena, Cisco, Fujitsu, Nokia Siemens Networks, and Huawei.

Our Communications Test & Measurement segment consists generally of:

•

Field test instrumentation and software used in the installation, provisioning, and maintenance of broadband voice, video, and data communication services for customers such as AT&T, Deutsche Telecom, Comcast, Telefonica, China Telecom, and Verizon.

•

Manufacturing and lab test platforms used in the design, performance, and interoperability testing of network equipment for all major and emerging core, metro, cable, and access network technologies for customers such as Lucent, Alcatel-Lucent, Motorola, Nokia Siemens Networks, and Cisco.

•	Network and service assurance systems used to monitor and troubleshoot network performance and to optimize quality of service for customers such as British Telecom, Time Warner, AT&T, and Bell Canada.

Our Advanced Optical Technologies segment consists generally of:

•	Custom, high precision coated optics used in medical/environmental instrumentation, office equipment, consumer electronics, and optical sensors for aerospace and defense applications.

•	Light interference and diffractive microflake technology used for security in currencies and other documents, anti-counterfeiting applications, and decorative surface treatments.

Our Lasers business unit consists generally of:

•	Laser components and subsystems used in biotech instrumentation, semiconductor inspection, electronic material processing, remote sensing, and precision marking and micromachining.

•	The Photonic Power delivery system is used to drive sensors, gauges, actuators, low power communications devices, nanotechnology, and other electronic devices.

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

On February 27, 2007, we signed a definitive agreement to acquire privately held Picolight, Inc., a leading designer and manufacturer of optical pluggable transceivers. The aggregate announced purchase price for this acquisition is approximately $115 million in the Company’s stock, plus up to an additional $10 million in cash subject to the achievement of certain revenue targets during the calendar year 2007. The transaction is expected to close in the fourth quarter ending June 30, 2007, subject to receipt of regulatory approvals. Picolight will be included in the Optical Communications segment.

On January 23, 2007, we completed the acquisition of Casabyte Inc. (“Casabyte”), a leading provider of service quality monitoring solutions for mobile network operations. Service assurance solutions enable network operators to identify, troubleshoot and prevent network degradation that can impair voice, data, video and mobile service quality. By acquiring Casabyte, we expect to accelerate our service assurance growth by capitalizing on a number of key assets, including Casabyte’s wireless service quality solutions expertise, technology and established customer relationships. We also plan to leverage our global direct sales organization and other distribution channels to increase Casabyte’s penetration into international markets. Casabyte is included in the Communications Test & Measurement segment.

On May 4, 2006, we completed the acquisition of Test-Um Inc. (“Test-Um”), an industry-leading provider of home networking test instruments for the FTTx and digital cable markets, which is included in the Communications Test & Measurement segment.

On November 30, 2005, we completed the acquisition of Agility Communications, Inc. (“Agility”), a leading provider of widely tunable laser solutions for optical networks, which is included in the Optical Communications segment.

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

Major business developments during the third quarter of fiscal 2007 include:

•

Net revenue in the third quarter of fiscal 2007 increased 15%, or $46.8 million, to $361.7 million from $314.9 million in the third quarter of fiscal 2006. Net revenue in the third quarter of fiscal 2007 consisted of $128.7 million, or approximately 35% of net revenue, from Optical Communications, $162.9 million, or approximately 45% of net revenue, from Communications Test & Measurement, $45.6 million, or approximately 13% of net revenue, from Advanced Optical Technologies, and $24.6 million, or approximately 7% of net revenue, from Lasers. Communications Test & Measurement also had a $(0.1) million of deferred revenue adjustment that is eliminated from consolidated revenue as a result of purchase accounting adjustments.

•

Gross profit as a percentage of net revenue in the third quarter of fiscal 2007 increased to 35% from 34% in the same period a year ago. The year over year improvement in gross profit was primarily related to the addition of Communications Test & Measurement in the prior year with higher profit margins, an increase in Optical Communications’ sales volume, and the impact of our on-going manufacturing cost reduction programs.

•

Our combined research and development (“R&D”) and selling, general and administrative (“SG&A”) expenses, as a percent of net revenue, decreased slightly to 38% in the third quarter of fiscal 2007, from 41% in the third quarter of fiscal 2006.

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 159

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB No. 115” (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective beginning fiscal year 2009. We are currently assessing the impact of this statement on our consolidated financial statements.

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

SFAS No. 157

In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), to provide enhanced guidance when using fair value to measure assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 applies whenever other pronouncements require or permit assets or liabilities to be measured at fair value and, while not requiring new fair value measurements, may change current practices. We are currently evaluating the impact SFAS 157 will have on our consolidated financial statements. SFAS 157 is effective beginning fiscal year 2009.

SFAS No. 158

In September 2006, FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in “Accumulated other comprehensive income”, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be our fiscal year end. Presently, we use June 30 to measure our pension and postretirement benefit plans. SFAS 158 is effective for publicly-held companies as of the end of the fiscal year ending after December 15, 2006, except for the measurement date provision, which is effective for fiscal years ending after December 15, 2008. We will implement SFAS 158 in the fourth quarter of this fiscal year and expect that the implementation will result in a change in the pension liability reported on the balance sheet to record previously unrecognized actuarial gains as a component of accumulated other comprehensive income.

FIN 48

In June 2006, FASB issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FAS No. 109)” (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, it is determined whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criteria. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in (a) an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, (b) a reduction in a deferred tax asset or an increase in a deferred tax liability or (c) both (a) and (b). Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be de-recognized in the first subsequent financial reporting period in which that threshold is no longer met. Use of a valuation allowance as described in FAS No. 109 is not an appropriate substitute for the de-recognition of a tax position. The requirement to assess the need for a valuation allowance for deferred tax assets based on sufficiency of future taxable income is unchanged by this interpretation. This Interpretation is effective for fiscal years beginning after December 15, 2006. We will implement FIN 48 in the first quarter of fiscal year 2008 and are currently evaluating the impact FIN 48 will have to our consolidated balance sheet and statement of operations.

EITF 06-3

In March 2006, the Emerging Issues Task Force published Abstracts No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF 06-3”) which requires a policy be adopted to present externally imposed taxes on revenue-producing transactions on either a gross or net basis. Gross or net presentation may be elected for each different type of tax, but similar taxes should be presented consistently. Taxes within the scope of this issue would include taxes that are imposed on a revenue transaction between a seller and a customer. EITF 06-3 is effective in interim and annual financial periods beginning after December 15, 2006. The adoption of EITF 06-3 did not have a material impact on our financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a description of the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K filed with the SEC. There have been no changes to our critical accounting policies since July 1, 2006.

OUT OF PERIOD ADJUSTMENTS

For the three months ended March 31, 2007, we recorded adjustments related to cost of sales, operating expenses, and certain balance sheet adjustments. The corrections resulted in additional loss before income taxes of $1.0 million related to prior quarters. Management and the Audit Committee believe that such amounts are not material to previously reported financial statements. These adjustments increased the net loss per share by $0.01 for the three months ended March 31, 2007.

For the nine months ended March 31, 2007, we recorded adjustments related to cost of sales, operating expense, interest expense, other income and certain balance sheet related adjustments. The corrections resulted in additional loss of $2.8 million before income taxes for the nine months ended March 31, 2007, related to prior fiscal years. Management and the Audit Committee believe that such amounts are not material to previously reported financial statements. These adjustments increased net loss per share by $0.02 for the nine months ended March 31, 2007.

For the three months ended April 1, 2006, we recorded adjustments related to returns and license fee, restructuring, contract engineering and other expenses not previously recorded. The corrections resulted in additional operating losses of $1.1 million related to prior quarters and years. Management and the Audit Committee believe that such amounts are not material to previously reported financial statements. There was no impact on net loss per share from these adjustments.

For the nine months ended April 1, 2006, we recorded adjustments related the recognition of asset retirement obligations for several leased facilities, the initial market value of certain marketable securities not previously recorded, the allocation of deferred rent expense over the term of certain leases, returns and license fee, restructuring, contract engineering and other expenses not previously recorded. The corrections resulted in additional net losses of $6.9 million ($8.3 million in operating losses and $1.4 million in gains on investments) related to prior quarters and years. Management and the Audit Committee believe that such amounts are not material to previously reported financial statements. These adjustments increased net loss per share by $0.03 for the nine months ended April 1, 2006.

RESULTS OF OPERATIONS

The results of operations for the current period are not necessarily indicative of results to be expected for future years. The following table summarizes selected Consolidated Statement of Operations items (in millions, except for percentages):

	Three Months Ended				Nine Months Ended
	March 31, 2007	April 1, 2006	Change	Percentage Change	March 31, 2007	April 1, 2006	Change	Percentage Change
Net revenue	$361.7	$314.9	$46.8	15%	$1,046.1	$886.1	$160.0	18%

Gross profit	125.0	105.9	19.1	18%	360.1	244.8	115.3	47%
Percentage of net revenue	35%	34%			34%	28%

Research and development	43.4	41.3	2.1	5%	126.2	115.7	10.5	9%
Percentage of net revenue	12%	13%			12%	13%

Selling, general and administrative	95.7	88.2	7.5	9%	273.1	241.9	31.2	13%
Percentage of net revenue	26%	28%			26%	27%

Amortization of other intangibles	6.6	6.7	(0.1)	-1%	19.9	17.7	2.2	12%
Percentage of net revenue	2%	2%			2%	2%

Acquired in-process research and development	—	0.1	(0.1)	-100%	—	20.0	(20.0)	-100%
Percentage of net revenue	0%	0%			0%	2%

Reduction of other long-lived assets	3.8	(0.2)	4.0	-2000%	6.9	4.4	2.5	57%
Percentage of net revenue	1%	0%			1%	0%

Restructuring charges	(0.1)	8.8	(8.9)	-101%	10.6	28.5	(17.9)	-63%
Percentage of net revenue	0%	3%			1%	3%

Net Revenue:

The increase in net revenue during the three month period ended March 31, 2007 over the same quarter a year ago is primarily due to recent acquisitions and an increase in demand of our Communications Test and Measurement products. Revenue growth also includes increased demand for our Document Authentication products, and increased shipments of Solid State Lasers. The increase in revenue for the nine month period ending March 31, 2007 is driven by strong demand from telecom and cable operators for our Communications Test and Measurement products, strong revenue growth in agile optical network (“AON”) products, including Reconfigurable Optical Add / Drop Multiplexers (ROADM), modulators and tunables. Revenue growth also includes increased demand for DataCom, Circuit Pack, Submarine, Passive Components and pumps. Recent acquisitions include Casabyte in January 2007, Test-Um in May 2006, Acterna in August 2005 and Agility in November 2005. The increase in net revenue was partially offset by a decrease in net revenue in our custom optics business unit due to our decision to exit non-core and unprofitable product lines.

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

Gross Profit:

Gross profit in the third quarter of fiscal 2007 increased 18%, or $19.1 million, to $125.0 million from $105.9 million in the third quarter of fiscal 2006. Gross profit excluding amortization expense of acquired developed technologies in the third quarter of fiscal 2007 increased 17%, or $19.3 million, to $134.8 million from $115.5 million the same quarter a year ago.

Gross profit in the nine months ended March 31, 2007 increased 47%, or $115.3 million, to $360.1 million from $244.8 million in the comparable period in the prior year. Gross profit excluding amortization expense of acquired developed technologies in the nine months ended March 31, 2007 increased 44%, or $118.5 million, to $389.8 million from $271.3 million compared to the same period a year ago.

The increase in both periods is primarily due to the addition of Communications Test & Measurement including the acquisition of Test-Um; growth in North America Telecom Field Service and Cable. Additional gross profit increase in Optical Communications for nine months ended March 31, 2007 to the nine months ended April 1, 2006 is primarily from an increase in sales volume in Integrated Photonics and savings from our on-going manufacturing cost reduction programs. This increase in gross profit was partially offset by an increase in amortization expense of acquired developed technologies and of the sale of stepped up inventory acquired from Acterna in August 2005 and Agility in November 2005.

As discussed in more detail under “Net Revenue” above, we sell products in certain markets that are undergoing product, architectural and business model transitions, have high customer concentrations, are highly competitive (increasingly due to Asia-based competition) and consolidating, are price sensitive and are affected by customer seasonal and mix variant buying patterns. These factors along with our continuing ongoing product and manufacturing transitions, supplier constraints and factory utilization and execution issues, can and will result in pressure on, and quarterly variability in, our gross profit. In addition to the risks and uncertainties discussed under “Net Revenue” above, we face additional risks and uncertainties, associated with new product introductions that could impair future gross profits. Currently, the introduction of new products, such as ROADMs, optical switches, tunable transponders, high speed transponders, solid state lasers and display components, which due to the untested nature of the products and the potential for complexity have incurred and are expected to continue to incur relatively higher start-up costs and increased yield and product quality risk. Issues associated with some of these products have negatively impacted and could continue to negatively impact our gross profit.

Research and Development (“R&D”) and Selling, General and Administrative (“SG&A”):

R&D and SG&A expenses for the three months ended March 31, 2007 increased 7%, or $9.6 million to $139.1 million, from $129.5 million in the same period a year ago. R&D and SG&A expenses for the nine months ended March 31, 2007 increased 12%, or $41.7 million to $399.3 million, from $357.6 million in the same period a year ago. The increase in both periods is primarily due to increased selling expense on higher bookings, the inclusion of Casabyte and Test-Um acquisitions, increased investment in new platforms and products, and higher stock-based compensation. Stock-based compensation was lower in fiscal 2006 due to the acceleration of options with exercise prices above $20.0 in the fourth quarter of fiscal 2005, resulting in a lower number of options being expensed compared to fiscal 2007.

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

We intend to continue to aggressively address our SG&A expenses and reduce these expenses as and when opportunities arise. We have in the recent past experienced, and expect to continue to experience in the future, certain non-core expenses, such as litigation and dispute related settlements and accruals, which could increase our SG&A expenses, and impair our profitability expectations, in any particular quarter. We are also increasing SG&A expenses in the near term to complete the integration of our acquisitions, particularly with respect to business infrastructure and systems matters. Also, we expect to incur additional SG&A expenses as we continue to add additional corporate accounting and finance staff as well as address the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, in particular, our remediation of internal control weaknesses identified in our Annual Report on Form 10-K for fiscal 2006 and the transition of our acquisitions into the scope of our assessment. There can be no assurance that our SG&A expense will decline in the future or that, more importantly, we will develop a cost structure (including our SG&A expense), which will lead to profitability under current and expected revenue levels.

Amortization of Other Intangibles:

Amortization expense for the three and nine months ended March 31, 2007 was $16.4 million and $49.6 million, respectively. Amortization expense for the three and nine months ended April 1, 2006 was $16.3 million and $44.2 million, respectively. The increase in the nine months of fiscal year 2007 compared to the fiscal 2006 was primarily due to the increase in our intangible assets subject to amortization as a result of our acquisitions of Acterna in the first quarter and Agility in the second quarter of fiscal 2006.

Based on the carrying amount of other intangibles as of March 31, 2007, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Years Ended June 30,
Remainder of 2007	$24.9
2008	59.4
2009	54.4
2010	52.6
2011	50.3
Thereafter	100.9

Total amortization	$342.5

Acquired In-Process Research and Development:

We did not incur any in-process research and development (“IPR&D”) expenses during the three and nine months ended March 31, 2007. During the three and nine months ended April 1, 2006, we incurred $0.1 million and $20.0 million of IPR&D expense in connection with our purchase of Acterna in the first quarter. In accordance with U.S. GAAP, IPR&D was expensed on the acquisition date as the acquired technology had not yet reached technological feasibility and had no future alternative uses.

Reduction of Other Long-Lived Assets:

During the three and nine months ended March 31, 2007, we recorded $3.8 million and $6.9 million, respectively, of reductions of the carrying value of our other long-lived assets. During the three and nine months ended April 1, 2006, we recorded a gain of $0.2 million and a loss of $4.4 million, respectively.

Assets Held and Used:

During the three months ended March 31, 2007, no assets impairment charges were recorded. During the nine months ended March 31, 2007, we recorded impairment charges of $0.8 million for certain assets related to our Santa Rosa, California facility. During the three months ended April 1, 2006, no assets impairment charges were recorded. During the nine months ended April 1, 2006, we recorded impairment charges of $2.2 million for assets primarily related to the Santa Rosa facility.

Assets Held for Sale:

During the three months ended March 31, 2007, no assets impairment charges were recorded. During the nine months ended March 31, 2007, we recorded impairment charges of $0.7 million for certain assets related to our Rochester, Minnesota facility. During the three and nine months ended April 1, 2006, no assets impairment charges were recorded.

Sale of Assets:

During the three and nine months ended March 31, 2007, we recorded a loss of $0.1 million and a loss of $1.7 million, respectively, primarily related to the transfer of assets to Fabrinet. During the three months ended April 1, 2006 we recorded a gain on the sale of assets of $0.2 million primarily due to the sale of a manufacturing facility in Raleigh, North Carolina. During the nine months ended April 1, 2006, we recorded a loss of $2.2 million primarily related to the sale of our front surface mirror business and the sale of a portion of the Santa Rosa facility, offset by gains on the sale of the Melbourne, Florida, and the Raleigh, North Carolina facilities.

Long-Lived Assets to Be Disposed Of Other Than Sale:

During the three and nine months ended March 31, 2007, we recorded a $3.7 million impairment charge related to the cancellation of an implementation of financial and manufacturing software at our Eningen, Germany facility. During the three and nine months ended April 1, 2006, no impairment charges were recorded.

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

During the third quarter of fiscal 2007, we recorded $0.5 million in expense for severance and benefits and $0.5 million for manufacturing transfer cost, $(1.0) million for early lease termination buyouts and $(0.1) million to adjust accruals on previously restructured leases. Thirty one employees were notified for termination, 23 in manufacturing, 6 in research and development and 2 in selling, general and administrative functions. All of these 31 notified employees were located in North America. As of March 31, 2007, no employees had been terminated. Severance and benefits are scheduled to be paid through the fourth quarter of fiscal 2007 and payments related to lease costs are expected to be paid by the first quarter of fiscal 2014.

During the second quarter of fiscal 2007, we recorded $0.8 million in expense for severance and benefits and $4.7 million for manufacturing transfer cost. Eleven employees were notified for termination, 10 in research and development and 1 in selling, general and administrative functions. All of these 11 notified employees were located in North America. As of March 31, 2007, 6 employees had been terminated. Severance and benefits are scheduled to be paid through the fourth quarter of fiscal 2007 and payments related to lease costs are expected to be paid by the first quarter of fiscal 2014.

During the first quarter of fiscal 2007, we recorded $5.2 million in restructuring charges which included $0.7 million in expense for severance and benefits, $5.8 million for manufacturing transfer cost and $(1.3) million adjustment to reflect modified lease term on a restructured facility. Ten employees were notified for termination, 1 in manufacturing, 4 in research and development and 5 in selling, general and administrative functions. All of these 10 notified employees were located in North America. As of March 31, 2007, 9 employees had been terminated. Payments related to severance and benefits are expected to be paid off by the fourth quarter of fiscal 2007.

During the second quarter of fiscal 2006, we announced the transition of products manufactured at our Ottawa, Canada site to other Company facilities and to the facilities of Fabrinet, one of our contract manufacturing partners. During the third quarter of fiscal 2006, we entered into an agreement with Fabrinet to transfer the manufacturing operations located in Ottawa, Canada to Company facilities in Shenzhen, China and St. Etienne, France. In addition, certain manufacturing operations were transferred to Fabrinet facilities in Thailand. We completed the transfer and wind down of production at Ottawa in the second quarter of fiscal 2007, with minimal activity in the third quarter of fiscal 2007. The actual restructuring and non-recurring charges totaled approximately $19.5 million, through completion, which includes $4.4 million for severance and retention.

During the second quarter of fiscal 2006, we recorded $12.8 million in expense for severance and benefits and $2.1 million to adjust accruals on restructured leases. Eight hundred twenty nine employees were notified for termination, 709 in manufacturing, 78 in research and development and 42 in selling, general and administrative functions. Eight hundred twenty four terminated employees were located in North America and 5 in Europe. As of March 31, 2007, 810 employees had been terminated. Severance and benefits are scheduled to be paid through the second quarter of fiscal 2008.

Our ability to generate sublease income, as well as our ability to terminate lease obligations at the amounts estimated, is highly dependent upon the economic conditions, particularly commercial real estate market conditions in certain geographies, at the time we negotiate the lease termination and sublease arrangements with third parties as well as the performances by such third parties of their respective obligations. While the amount we have accrued represents the best estimate of the remaining obligations we expect to incur in connection with these plans, estimates are subject to change. Routine adjustments are required and may be required in the future as conditions and facts change through the implementation period. Our restructuring obligations are net of sublease income or lease settlement estimates of approximately $5.5 million. If adverse macroeconomic conditions continue, particularly as they pertain to the commercial real estate market, or if, for any reason, tenants under subleases fail to perform their obligations, we may be required to reduce estimated future sublease income and adjust the estimated amounts of future settlement agreements, and accordingly, increase estimated cost to exit certain facilities. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2010.

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

Interest and Other Income:

During the three months ended March 31, 2007, interest and other income was $16.4 million, an increase of $7.7 million compared to the same period a year ago. The increase was primarily due to an $8.0 million increase in interest income due to higher cash balances resulting from the issuance of $425 million of Senior Convertible Notes and a $1.4 million net gain from the repurchase of convertible debt. A patent settlement of $1.8 million received in the three months ended April 1, 2006 partially offsets the increase.

During the nine months ended March 31, 2007, interest and other income was $51.5 million, an increase of $35.1 million compared to the same period a year ago. The increase was primarily due to a $23.6 million increase in interest income primarily due to higher cash balances resulting from the issuance of $425 million of Senior Convertible Notes and to higher yields on invested cash, the receipt of $5.1 million related to a convertible note received from the settlement of a contract dispute for which no value was ascribed at the time of the settlement, and a change from net foreign exchange losses to gains between the nine months to April 1, 2006 and the nine months to March 31, 2007 amounting to $7.5 million. A patent settlement of $1.8 million received in the nine months ended April 1, 2006 partially offsets the increase.

Interest Expense:

During the three and nine months ended March 31, 2007, interest expense increased by $1.3 million and $2.8 million, respectively, compared to the same period a year ago. The increase was primarily due to higher interest expense resulting from the issuance of $425 million of Senior Convertible Notes.

Gain on Sale of Investments:

The net loss on sale of investments of $0.1 million recorded during the three months ended March 31, 2007 was primarily due to the sale of our investment in ColorLink Inc. (“ColorLink”) for total proceeds of $5.0 million and a net loss of $0.1 million. The net gain of $37.7 million during the three months ended April 1, 2006 was primarily due to the sale of equity investments in ADVA and Prudential for net gains of $34.7 million and $2.2 million, respectively.

The net gain on sale of investments of $28.4 million recorded during the nine months ended March 31, 2007 was primarily due to the sale of equity investments in IPG Photonics Corporation (“IPG”) and Epion Corporation (“Epion”) for net gains of $25.6 million and $3.2 million, respectively, offset by a loss on sales of other long-term investments. The net gain on sale of investments of $72.8 million recorded during the nine months ended April 1, 2006 was primarily due to the sale of our equity investments in ADVA for a gain of $63.6 million, Prudential for a gain of $2.2 million and Nortel for a gain of $4.4 million.

Gain on Repurchase of Zero Coupon Senior Convertible Notes:

During the third quarter of 2007, we repurchased $19.0 million aggregate principal amount of Zero Coupon Senior Convertible Notes for $17.5 million in cash. In connection with the repurchase, we recognized a gain of $1.5 million, offset by an expense of $0.1 million related to the write-off of unamortized debt issuance costs. The net gain of $1.4 million is included in Interest and Other Income.

Income Tax Expense (Benefit):

We recorded an income tax expense of $4.0 million and $6.6 million for the three and nine months ended March 31, 2007, respectively, as compared to an income tax expense of $2.9 million and $8.9 million for the three and nine months ended April 1, 2006, respectively.

The income tax expense recorded for the three months ended March 31, 2007 primarily relates to income tax in certain foreign and state jurisdictions based on our forecasted pre-tax income for the year. The income tax expense recorded for the nine months ended March 31, 2007 primarily relates to income tax in certain foreign and state jurisdictions based on our forecasted pre-tax income for the year and a $0.4 million deferred tax expense associated with tax amortization of goodwill for which no financial statement amortization has occurred.

The income tax expense recorded for the three months ended April 1, 2006 primarily relates to income tax in certain foreign and state jurisdictions based on our forecasted pre-tax income for the year. The income tax expense recorded for the nine months ended April 1, 2006 primarily relates to income tax in certain foreign and state jurisdictions based on our forecasted pre-tax income for the year, a $3.6 million non-cash charge associated with the reversal of tax benefits recognized in prior periods relating to the sale of certain marketable securities and a $0.7 million deferred tax expense associated with tax amortization of goodwill for which no financial statement amortization has occurred.

The income tax expense recorded for the three months and nine months ended March 31, 2007 differs from the expected tax expense that would be calculated by applying the federal statutory rate to our income before income taxes primarily due to changes in valuation allowance for deferred tax assets in our domestic and foreign jurisdictions.

We have recorded deferred tax assets as of March 31, 2007 only to the extent that we believe it is more likely than not that these deferred tax assets will be realized. We have provided a full valuation allowance on the remainder of our net deferred tax assets since we believe it is more likely than not that these deferred tax assets will not be realized. We intend to maintain the valuation allowance until sufficient positive evidence exists to support reversal of some or all of the valuation allowance. In addition, the occurrence of negative evidence with respect to deferred tax assets which currently have no valuation allowance could result in an increase in the valuation allowance in a future period. Our income tax expense (benefit) recorded in the future will be reduced or increased in the event changes to the valuation allowance are required.

We are currently subject to various federal, state and foreign audits by taxing authorities. We believe that adequate amounts have been provided for any adjustments that may result from these examinations; however, it is possible that the final outcomes may differ materially from our current estimates.

Operating Segment Information:

The following table summarizes revenue by operating segment for the three and nine months ended March 31, 2007 and April 1, 2006 (in millions except for percentages):

	Three Months Ended				Nine Months Ended
	March 31, 2007	April 1, 2006	Change	Percentage Change	March 31, 2007	April 1, 2006	Change	Percentage Change
Optical Communications
Revenue	$128.7	$127.4	$1.3	1%	$399.4	$337.5	$61.9	18%
Operating income (loss)	(1.3)	2.2	(3.5)	-159%	0.8	(24.7)	25.5	103%

Communications Test & Measurement
Revenue	162.9	126.8	36.1	28%	447.9	368.2	79.7	22%
Operating income	22.1	15.3	6.8	44%	64.7	61.4	3.3	5%

Advanced Optical Technologies
Revenue	45.6	40.7	4.9	12%	125.3	126.1	(0.8)	-1%
Operating income	15.8	8.2	7.6	93%	39.5	27.4	12.1	44%

All Other, Commercial Lasers
Revenue	24.6	20.6	4.0	19%	73.8	57.9	15.9	27%
Operating income	0.5	—	0.5	—	4.4	(0.7)	5.1	729%

Deferred revenue related to purchase as accounting adjustment	(0.1)	(0.6)	0.5	83%	(0.3)	(3.6)	3.3	92%

The decrease in operating income for Optical Communications during the three month period ended March 31, 2007 over the same quarter a year ago is due to higher material related variances and higher operating expenses. The increase in operating profit for the nine month period ending March 31, 2007 is driven by strong revenue growth in each of the Optical Communications’ business units and improved margins due to site consolidations, product transfers to Asia, cost reduction programs, and lower operating expenses.

The increase in operating income for Communications Test & Measurement during the three month period ended March 31, 2007 over the same quarter a year ago reflects a strong broadband deployment trend, partially offset by increased operating expense from sales commissions on higher bookings and the continued efforts to increase our R&D investment level. The increase in operating income for the nine month period ending March 31, 2007 is due to the acquisition of Casabyte and Test-Um, strong orders from telecom and cable operators, strong growth in NEMs orders and continued benefits of the Acterna acquisition.

The increase in operating income for Advanced Optical Technologies during the three month period ended March 31, 2007 over the same quarter a year ago reflects an increased demand for our Document Authentication products, a more profitable product mix, the absence of one time COGS adjustment and flat spending. The increase in operating income for the nine month period ended March 31, 2007 is due to improved product mix, reduced headcount and lower R&D expenses compared to the prior year.

The increase in operating income for Lasers during the three and nine months ended March 31, 2007 over the same periods a year ago reflects a significant increase in shipments of Solid State Lasers as demand for these products continues to grow and replace Gas Lasers in the market. This improved mix and the benefit of cost reduction plans has been partly offset by increased investment in product development and marketing.

We operate primarily in three geographic regions: Americas, Europe and Asia-Pacific. Net revenue from customers outside the Americas represented 46% and 44% of net revenue for the three and nine months ended March 31, 2007, respectively. Net revenue from customers outside the Americas represented 40% and 39% for the three and nine months ended April 1, 2006, respectively. We expect revenue from international customers to continue to be an important part of our overall net revenue and an increasing focus for net revenue growth.

Net revenue was assigned to geographic regions based on the customers’ shipment locations. We operate primarily in three geographic regions: Americas, Europe, and Asia-Pacific. The following tables present net revenue by geographic regions (in millions):

	Three Months Ended		Nine Months Ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
Net revenue:
Americas	$194.2	$190.2	$581.7	$543.5
Europe	96.7	48.8	278.6	183.9
Asia-Pacific	70.8	75.9	185.8	158.7

Total net revenue	$361.7	$314.9	$1,046.1	$886.1

During the three and nine months ended March 31, 2007 and April 1, 2006, there were no customers that accounted for more than 10% of net revenue.

Liquidity and Capital Resources:

As of March 31, 2007, we had a combined balance of cash, cash equivalents, short-term investments and restricted cash of $1,223.8 million, a decrease of $14.8 million from July 1, 2006. Cash and cash equivalents increased by $87.7 million in the nine month period ended March 31, 2007, primarily due to net proceeds from sales and maturities of investments of $144.6 million, cash generated by operating activities of $21.4 million and cash inflows of $11.0 million from the exercise of stock options and the issuance of stock under employee stock plans, offset by outflows from the purchases of property, plant and equipment of $64.7 million, acquisition related payments of $22.9 million and the use of $13.8 million to repurchase the Company’s senior convertible notes.

Cash provided by operating activities was $21.4 million during the nine months ended March 31, 2007, primarily due to non-cash items including depreciation and amortization of $95.0 million and stock based compensation of $22.8 million, offset by our net loss of $8.4 million, an increase in accounts receivable of $18.3 million, an increase in inventories of $14.8 million, a decrease in accounts payable of $18.0 million and the adjustment for gains on sale of investments of $28.4 million.

Cash used in operating activities was $80.4 million during the nine months ended April 1, 2006, primarily due to our net loss of $105.4 million and the net change in operating assets and liabilities of $42.3 million; adjusted for non-cash items including depreciation and amortization of $85.4 million and in process research and development of $20.0 million and the gain on sale and reduction in fair value of investments of $69.9 million.

Cash provided by investing activities was $67.4 million during the nine months ended March 31, 2007, primarily related to net proceeds from sales and maturities of investments of $144.6 million, offset by purchases of property, plant and equipment of $64.7 million and acquisition related payments of $22.9 million.

Cash used by investing activities was approximately $124.0 million during the nine months ended April 1, 2006, primarily related to acquisition activities of $464.8 million, purchases of property, plant and equipment of $44.6 million, offset by cash provided by sales and maturities of investments of $363.8 million, and proceeds from the sale of assets of $29.9 million.

Our investments of surplus cash are made in accordance with an investment policy approved by the Audit Committee. In general, our investment policy requires that securities purchased and held be rated A-1/P-1, A/A2 or better. No security may have an effective maturity that exceeds 37 months, and the average duration of our investment portfolio may not exceed 18 months. At any time, no more than 10% of the investment portfolio may be concentrated in a single issuer other than the U.S. government or U.S. agencies. Our investments in debt securities and marketable equity securities are classified as available-for-sale investments or trading assets and are recorded at fair value. The cost of securities sold is based on the specific identification method. Unrealized gains and losses on available-for-sale investments are reported as a separate component of stockholders’ equity. We did not hold any investments in auction rate securities at March 31, 2007.

Financing activities for the nine months ended March 31, 2007 used cash of $2.8 million, primarily related to the repurchase of senior convertible notes of $13.8 million, offset by the issuance of common stock under our employee stock option programs and employee stock plans of $11.0 million.

Financing activities for the nine months ended April 1, 2006 provided cash of $24.6 million, resulting primarily from issuance of common stock under our employee stock option programs and employee stock plans.

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

Acquisitions:

In February 2007, we signed a definitive agreement to acquire privately held Picolight, Inc., a leading designer and manufacturer of optical pluggable transceivers. The aggregate announced purchase price for this acquisition is approximately $115 million in common stock, plus up to an additional $10 million in cash subject to the achievement of certain revenue targets during calendar year 2007. The transaction is expected to close in the fourth quarter ending June 30, 2007, subject to receipt of regulatory approvals.

In January 2007, we completed the acquisition of Casabyte Inc. (“Casabyte”), a leading provider of service quality monitoring solutions for mobile network operations, for $34.5 million in cash. By acquiring Casabyte, we expect to accelerate our service assurance growth by capitalizing on a number of key assets, including Casabyte’s wireless service quality solutions expertise, technology and established customer relationships. We also plan to leverage our global direct sales organization and other distribution channels to increase Casabyte’s penetration into international markets.

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

In November 2005, we completed the acquisition of Agility Communications, Inc. (“Agility”), a leading provider of widely tunable laser solutions for optical networks, for approximately $10.7 million in cash and $54.1 million in JDS Uniphase’s common stock, which equated to approximately 2.8 million shares. The acquisition is expected to solidify our leadership position in the rapidly growing market for tunable lasers and transponders; offer an optimal path to high volume, high yield, tunable, pluggable solutions when combined with JDSU’s manufacturing scalability; and establish JDSU as the broadest end-to-end agile optical network portfolio provider in the marketplace.

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

Employee Stock Options:

Our stock option program is a broad-based, long-term retention program that is intended to attract and retain employees and align stockholder and employee interests. As of March 31, 2007, 20.6 million shares of common stock, primarily under our

2003 Equity Incentive Plan, were available for grant. The exercise price is generally equal to the fair value of the underlying stock at the date of grant. Options generally become exercisable over a four-year period and, if not exercised, expire from five to ten years post grant date. The majority of our employees participate in our stock option program.

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

Pension and Other Postretirement Benefits

As a result of acquiring Acterna in August 2005, we sponsor pension plans for certain past and present employees in the UK and Germany. JDSU also is responsible for the non-pension postretirement benefit obligation of a previously acquired subsidiary. These plans have been closed to new participants and, except as required by law, have not been funded. SFAS 87 requires that an asset be recognized if the net periodic cost is less than the amounts the employer has contributed to the plan and a liability be recognized if the net periodic pension cost exceeds amounts the employer has contributed to the plan. The funded status of a retirement plan is the difference between the projected benefit obligation and the fair value of its plan assets. The projected benefit obligation is the actuarial present value of all benefits attributed by the plan’s benefit formula to employee service. At March 31, 2007, our pension plans were underfunded by approximately $94.4 million since the projected benefit obligation exceeded the fair value of our plan assets. Similarly, we had accrued $4.4 million in respect of our non-pension postretirement benefit plan. Because the plans have received limited funding in the past, management anticipates future annual cash outlays related to the plans will approximate estimated future benefit payments. These payments have been estimated based on the same actuarial assumptions used to measure our projected benefit obligation and currently are forecasted to range between $4.5 million and $5.5 million per annum.

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

Status of Acquired In-Process Research and Development Projects:

We periodically review the stage of completion and likelihood of success of each of the IPR&D projects. The nature of the efforts required to develop the IPR&D projects into commercially viable products principally relates to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements. The current status of the IPR&D projects from our significant acquisitions as of March 31, 2007 is as follows:

Acterna

Acterna, Inc. was acquired in August 2005, and at the time of acquisition was in the process of developing multiple products. We have incurred post-acquisition costs of approximately $29.8 million to date and estimate that additional investment of approximately $0.4 million in research and development will be required during the remainder of fiscal 2007 to complete the IPR&D projects.

Lightwave

Lightwave Electronics Corporation was acquired in May 2005, and at the time of acquisition was in the process of developing multiple diode pumped solid state laser products. We have incurred post-acquisition costs of $5.7 million to date and estimate that additional investment of approximately $3.4 million in research and development will be required. The project is expected to be completed in the third quarter of fiscal year 2008.

E2O

E2O was acquired in May 2004 and was in the process of developing a shortwave Vertical-Cavity Surface-Emitting Laser (“VCSEL”) as of the date of acquisition. We have incurred post-acquisition costs of $3.9 million to date. Due to the acquisition of Picolight, which already has a developed VCSEL technology, we have ceased investing in the E2O VCSEL.

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

The following table provides information about our foreign currency forward and option contracts outstanding as of March 31, 2007. The forward contracts, most with a term of less than 60 days, were transacted near month end; therefore, the fair value of the contracts is approximately zero.

(in millions)	Contract Amount (Local Currency)	Contract Amount	Fair Value at March 31, 2007
Canadian Dollar (contracts to sell CAD/ buy USD)	CAD 5.1	$4.4	$—
Chinese Renminbi (contracts to sell CNY/ buy USD)	CNY 518.4	67.6	—
British Pound (contracts to buy GBP/ sell USD)	GBP 10.9	21.4	—
Euro (contracts to sell EUR/ buy USD)	EUR 49.2	65.7	—
Hongkong Dollar (contracts to sell HKD/buy USD)	HKD 60.6	7.8	—
Singapore Dollar (contracts to sell SGD/buy USD)	SGD 30.7	20.3	—
Mexican Peso (contracts to sell MXN/buy USD)	MXN 21.1	1.9	—
Indian Rupee (contracts to sell INR/buy USD)	INR 68.4	1.6	—
Australian Dollor (contracts to sell AUD/buy USD)	AUD 8.6	6.9	—

Net unrealized gain (loss) on derivative financial instruments			$—

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

Convertible Debt

The fair market value of the Zero Coupon Senior Convertible Notes and the 1% Senior Convertible Notes is subject to interest rate and market price risk due to the convertible feature of the notes and other factors. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair market value of the notes will also increase as the market price of JDSU stock rises and decrease as the market price of the stock falls. Interest rate and market value changes affect the fair market value of the notes but do not impact our financial position, cash flows or results of operations. Based on quoted market prices, as of March 31, 2007 and July 1, 2006, the fair market values of the Zero Coupon Senior Convertible Notes were approximately $419.2 million and $441.3 million and the fair market values of the 1% Senior Convertible Notes were $358.5 million and $392.5 million, respectively. Changes in fair market value reflect both the change in the market price of the notes and the impact of the repurchase of $19.0 million of Zero Coupon Senior Convertible Notes during the third quarter of fiscal year 2007. For additional information, see “Note 9. Convertible Debt and Letters of Credit”.

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

In order to remediate the control deficiencies disclosed in our Annual Report on Form 10-K for our Communications Test & Measurement segment (created due to the acquisition of Acterna), management has taken and will evaluate the following actions:

•

For the material weakness in controls over our manufacturing facilities in Germantown and Indianapolis, we have completed the integration of the information technology infrastructure. We have recruited a Manufacturing Accounting Controller to support the Communications Test & Measurement segment and have implemented a formalized structure with increased levels of review and analysis for inventory transactions.

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

Fact and expert discovery in In re JDS Uniphase Corporation Securities Litigation is substantially complete. Each party has noticed and taken depositions of experts and both party and non-party witnesses. On April 26, 2007, Defendants moved for summary judgment on all claims against them. Those motions are scheduled to be heard on July 26, 2007. The next case management conference is also scheduled for July 26, 2007, and trial is set to begin on October 1, 2007.

A related securities case, Zelman v. JDS Uniphase Corp., No. C-02-4656 CW (N.D. Cal.), is purportedly brought on behalf of a class of purchasers of debt securities that were allegedly linked to the price of JDSU’s common stock. The Zelman complaint alleges that the debt securities were issued by an investment bank during the period from March 6, 2001 through July 26, 2001. The complaint names the Company and several of its former officers and directors as Defendants, alleges violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5, and seeks unspecified damages. On August 26, 2005, Defendants answered the complaint. On November 16, 2005, the Court granted Plaintiffs’ motion for class certification, which Defendants had not opposed. Fact discovery in the Zelman action is substantially complete. No trial date has been set.

On January 29, 2007, another securities action was filed in the Northern District of California against the Company, Dr. Straus, and Messrs. Muller, Abbe, and Kalkhoven. That action, Central States Southeast and Southwest Areas Pension Fund v. JDS Uniphase Corp., No. 07-0584, is based on allegations similar to those made in In re JDS Uniphase Corporation Securities Litigation and asserts claims under Sections 10(b), 14(a), and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933. The Central State complaint seeks unspecified damages on behalf of a pension fund that purportedly purchased Company securities between October 28, 1999, and July 26, 2001, and elected to opt-out of participation in In re JDS Uniphase Corporation Securities Litigation. On February 14, 2007, the Central States action was deemed related to In re JDS Uniphase Corporation Securities Litigation and was assigned Judge Claudia Wilken. A case management conference in the Central States action is scheduled for May 1, 2007.

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

On February 13, 2007, the Court granted the parties’ request to stay the California derivative action and the shareholder inspection demand action brought by the plaintiff in the California derivative action. In both of those actions, a case management conference is scheduled for July 10, 2007.

No activity has occurred in Cromas v. Straus, Civil Action No. 19580 (Del. Ch. Ct.), the Delaware derivative action, since our last filing.

The OCLI and SDL Shareholder Actions:

Plaintiffs purporting to represent the former shareholders of OCLI and SDL have filed suit against the former directors of those companies, asserting that they breached their fiduciary duties in connection with the events alleged in the securities litigation against the Company. Plaintiffs in the OCLI action, Pang v. Dwight, No. 02-231989 (Sonoma Super. Ct.), purport to represent a class of former shareholders of OCLI who exchanged their OCLI shares for JDSU shares when JDSU acquired OCLI. The complaint names the former directors of OCLI as Defendants, asserts causes of action for breach of fiduciary duty and breach of the duty of candor, and seeks unspecified damages. On March 4, 2007, the parties signed a memorandum of understanding regarding a settlement of the OCLI action. A case management conference is scheduled for June 28, 2007, when the Court has asked the parties to submit final settlement papers. The Plaintiffs in the SDL action, Cook v. Scifres, Master File No. CV814824 (Santa Clara Super. Ct.), purport to represent a class of former shareholders of SDL who exchanged their SDL shares for JDSU shares when the Company acquired SDL. Plaintiffs filed an amended complaint on September 12, 2005. The complaint names the former directors of SDL as Defendants, asserts causes of action for breach of fiduciary duty and breach of the duty of disclosure, and seeks unspecified damages. Plaintiffs filed an amended complaint on November 20, 2006. On March 6, 2007, the Court overruled Defendants’ demurrer to that complaint. A case management conference is scheduled for June 19, 2007. Limited discovery in the SDL action has occurred. No trial date has been set in either the OCLI or SDL action.

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

Plaintiffs filed a second amended complaint on June 30, 2006. Defendants answered the complaint on July 6, 2006, and JDSU asserted counterclaims for breach of contract. The Court dismissed those counterclaims on September 11, 2006. On December 15, 2006, defendants moved for summary judgment on the ground that the named plaintiffs lacked standing. On the same day, plaintiffs moved for class certification. On April 24, 2007, the Court denied defendants’ motion for summary judgment as to plaintiff Douglas Pettit, deferred ruling on the motion for summary judgment as to plaintiff Eric Carey, and deferred ruling on plaintiffs’ motion for class certification. Both sides have taken discovery. Trial is set to begin on February 11, 2008. The parties have requested an extension of the trial date to May 12, 2008. The Court has not acted on that request as of the date of this filing.

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

Our future success as a manufacturer of optical components, modules and subsystems, and communications test and measurement products ultimately depends on the continued growth of the communications industry and, in particular, the continued expansion of global information networks. As part of that growth, we are relying on increasing demand for high-content voice, video, text and other data delivered over high-speed connections (i.e., high bandwidth communications). As network usage and bandwidth demand increase, so does the need for advanced networks to provide the required bandwidth and for advanced instruments and equipment to facilitate the installation, maintenance and operation of these networks. Without network and bandwidth growth, the need for our products, and hence our future growth as a manufacturer of these products, is jeopardized. Currently, while increasing demand for network services and for broadband access, in particular, is apparent, growth is limited by several factors including, among others, an uncertain regulatory environment, reluctance from content providers to supply video and audio content over the communications infrastructure, and uncertainty regarding long-term sustainable business models as multiple industries (cable, traditional telecommunications, wireless, satellite, etc.) offer non-complementary and competing content delivery solutions. More broadly, current consolidation trends among communications service providers and network equipment manufacturers could cause temporary or permanent delays in network expansion, which in the short term limits our demand visibility, and in the longer term could reduce our business potential. Ultimately, should long-term expectations for network growth and bandwidth demand not be realized or not support sustainable business models, our customers and our business would be significantly harmed.

We believe that we will continue to rely upon a limited number of customers for a significant portion of our revenues for each period for the foreseeable future and any failure by us to capture a significant share of these customers could materially harm our business. Dependence on a limited number of customers exposes us to the risk that order reductions from any one customer can have a material adverse effect on periodic revenue. We believe that the telecommunications industry has entered a period of consolidation. To the extent that our direct communications equipment manufacturer customer base and their customer base, the service providers, consolidates, we will have increased dependence on fewer customers who may be able to exert increased pressure on our prices and contractual terms in general. Customer consolidation activity and manufacturing and inventory initiatives could also create the potential for pauses in customer demand for our products as a consequence of their new decision frameworks and periods of operational streamlining. In particular, Optical Communications customer supply chain and inventory rationalization initiatives are limiting our demand visibility and could limit our short term business potential.

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

Since April 2001, when we initiated the Global Realignment Program, or GRP, we have been restructuring our business in response to the economic downturn in our markets. In the third quarter of fiscal year 2007, we recorded total related restructuring charges of $(0.1) million. These charges along with other charges, have adversely affected, and will continue to adversely affect, our results of operations and cash flows for the periods in which such charges have been, or will be, incurred. In the future, we may incur additional charges or write-offs in connection with restructuring initiatives.

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

Net revenue from customers outside the Americas accounted for 46% and 40% of our total net revenue for the third quarter of fiscal 2007 and 2006, respectively. We expect that net revenue from customers outside North America will continue to account for a significant portion of our total net revenue. Lower sales levels that typically occur during the summer months in Europe and some other overseas markets may materially and adversely affect our business. In addition, the revenues we derive from many of our customers depend on international sales and consequently further expose us to the risks associated with such international sales.

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

We are expanding operations in China, which exposes us to risks inherent in doing business in China.

As a result of our efforts to reduce costs, we have expanded our manufacturing operations in China. Looking ahead we expect to expand our research and development activities in China. Our China-based activities are subject to greater political, legal and economic risks than those faced by our other operations. See “We face risks related to our international operations and revenue.” These concerns will increase as we expand our activities in China to include product research and development, which may expose our critical technology to foreign misappropriation. In particular, the political, legal and economic climate in China (both at national and regional levels) is extremely fluid and unpredictable. Our ability to operate in China may be adversely affected by changes in Chinese laws and regulations, such as those relating to taxation, import and export tariffs, environmental regulations, land use rights, intellectual property and other matters, which laws and regulations remain highly underdeveloped and subject to change, with little or no prior notice, for political or other reasons. Moreover, the enforceability of applicable existing Chinese laws and regulations is uncertain. These concerns are heightened for foreign businesses, such as ours, operating in China. In addition, we may not obtain the requisite legal permits to continue to operate in China and costs or operational limitations may be imposed in connection with obtaining and complying with such permits. Our business could be materially harmed by any changes to the political, legal or economic climate in China or the inability to enforce applicable Chinese laws and regulations.

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

We have devoted significant resources to remediate and improve our internal controls, disclosure controls and procedures. We have also been monitoring the effectiveness of these remediated measures. We cannot be certain that these measures will ensure adequate controls over our financial processes and reporting in the future. We intend to continue implementing changes to our processes to improve internal controls over financial reporting. Any failure to implement required new or improved controls and procedures, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

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

As of March 31, 2007, we held investments in other public and private companies and had limited funds invested in private venture funds. Such investments represented approximately $4.3 million on our consolidated balance sheet at March 31, 2007. In addition to our investments in public companies, we have in the past made, and expect to continue to make, investments in privately held companies as well as venture capital investments for strategic and commercial purposes. In recent quarters some of the private companies in which we held investments have ceased doing business and have either liquidated or are in bankruptcy proceedings. If the carrying value of our investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, we will be required to further write down the value of our investments, which could materially harm our results of operations or financial condition.

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

As of March 31, 2007, the following executive officers and members of the Company’s Board of Directors maintained “plans” under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, for trading in shares of the Company’s common stock and/or exchangeable shares:

Chris Dewees

Kevin Kennedy

John Peeler

Mike Ricci

David W. Vellequette

Item 6.	Exhibits

The following documents are filed as Exhibits to this report:

Exhibit No.	Exhibit Description

10.19 (1)	JDS Uniphase Corporation Executive Change of Control Severance Plan, effective as of February 13, 2007.

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 10.19 the Company’s Current Report on Form 8-K filed on February 20, 2007.

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

Date: May 9, 2007