Form 10-K
period 2007-06-30
JDS UNIPHASE CORP /CA/
filed 2007-08-29
CIK 912093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

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

Common Stock, par value of $0.001 per share

Preferred Stock Purchase Rights

(Title of Class)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

As of December 30, 2006 the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $3.5 billion, based upon the closing sale prices of the common stock and exchangeable shares as reported on the NASDAQ National Market and the Toronto Stock Exchange, respectively. Shares of common stock and exchangeable shares held by executive officers and directors have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of July 27, 2007, the Registrant had 219,074,199 shares of common stock outstanding, including 5,933,861 exchangeable shares of JDS Uniphase Canada Ltd. Each exchangeable share is exchangeable at any time into common stock on a one-for-one basis, entitles a holder to dividend and other rights economically equivalent to those of the common stock, and through a voting trust, votes at meetings of stockholders of the Registrant.

Documents Incorporated by Reference: Portions of the Registrant’s Notice of Annual Meeting of stockholders and Proxy Statement to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of June 30, 2007 are incorporated by reference into Part III of this Report.

FORWARD-LOOKING STATEMENTS

Statements contained in this Annual Report on Form 10-K which are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. A forward-looking statement may contain words such as “anticipates that,” “believes,” “can impact,” “continue to,” “estimates,” “expects to,” “intends,” “may,” “plans,” “potential,” “projects,” “to be,” “will be,” “will continue to be,” “continuing,” “ongoing,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements regarding: our expectations regarding an increase in consumer demand for real-time, interactive visual and audio experiences; our beliefs regarding bandwidth growth over optical networks; our belief that we are well positioned to benefit from industry trends; our plan to expand opportunities in emerging geographies and through channel marketing; our strategy to operate as a Company comprised of a portfolio of businesses with a focus on optical and broadband innovation; our expectation that the growing demand for network capacity will result in greater adoption of optical communications products across the telecom sector; our belief that an increase in network capacity will increase the demand for optical products in the storage and enterprise sectors; our belief that the deployment of fiber closer to the end user increases the availability of high-bandwidth services and will result in increased demand on the metro and long-haul networks; our plan to continue to enable our customers to build systems for Agile Optical Networks (“AON”); our belief that we are well positioned to migrate from fixed to reconfigurable dense wavelength division multiplexer (“DWDM”) architectures and networks; our belief that increasing deployments of broadband access, the expansion of IP-based services, and the need to reduce deployment time and cost should result in increased demand for communications test and measurement instruments, systems, software and services; our belief that we have the broadest range of wire line products and solutions available in the communications test and measurement industry; our broad portfolio of test and measurement solutions position the company well to benefit from these improvements; our continued focus to enable network operators to accelerate deployment of new services, improve quality and reduce customer churn, and lower network operating expenses; our plan to continue to leverage our leading expertise in optics, light management and materials and our knowledge of the optical industry to develop solutions that provide unique advantages for our customers; our belief that there will be an increased demand for high-precision lasers for a variety of commercial markets; our belief that the Company is well positioned to benefit from the demand for high-precision commercial lasers and other supporting technologies; our plan to accelerate new customer applications enabled by using lasers coupled with high performance photonic power photovoltaic converters to provide power over fiber; our belief that the Company is a pioneer in the emerging market of photonic power; our objective to continue to be a leading supplier for all markets and industries we serve and the strategies we plan to pursue to achieve such objective; our commitment to invest organically through acquisitions and partnerships in new technologies, products and services; our commitment to the ongoing evaluation of strategic opportunities and the acquisition of additional products, technologies or businesses; our belief that we strengthened our business model by expanding our addressable market, customer base and expertise, diversifying our product portfolio and fortifying our core businesses through acquisitions as well as other organic initiatives; our plans to leverage the technologies, distribution relationships, products and services gained as a result of acquisitions; our belief that our acquisitions create new opportunities for the acquired products due to JDSU’s direct sales and service organization serving the largest telecommunications and cable service providers worldwide; our plan to continue to strengthen our partnerships with contract manufacturers for our telecommunications, data communications and laser products; our intention to continue to centralize many administrative functions such as information technology, human resources and finance; our devotion of substantial resources to research and development in order to develop new and enhanced products to serve our markets and segments; our intention to establish at least two sources of supply for raw materials whenever possible; our intention not to broadly license our intellectual property rights; our belief that we have good employee relations; our expectation that seasonable demand fluctuations will cause significant, periodic variations in our financial results for our Communications Test and Measurement segment; our desire to expand our markets and customer base, improve the profitability of our product portfolio and improve time to revenue in our Advanced Optical Technologies segment and commercial lasers business and efforts to effect such changes; our efforts to reduce our cost structure; the impact of restructuring charges on our results of operations and cash flows; our efforts to divert resources from new product research and development and other functions to assist with difficulties related to execution capabilities and customer relations; our continued experiences with product failures; our intention to continue to develop new product lines and improve the business for existing ones; our expectation that the introduction of new products will continue to incur higher start-up costs and increased yield and product quality risk among other issues; our expectations regarding our future growth; our continued reliance on a limited number of customers for a significant portion of our revenues; our belief that the telecommunications industry has entered a period of consolidation; our expectation that we will continue to experience strain on our supply chain and periodic supplier problems; our belief that we must maintain a substantial commitment to innovation and product differentiation, as well as significantly reduce cost structure to remain competitive in future business climates; our intention to continue to address the need to develop new products through acquisitions of other companies and technologies; our efforts to continue to recruit key personnel; our expectations that net revenue from international customers outside of North America will continue to account for a significant portion of our total revenue; our expectation that the costs of evaluating our current trade compliance practices and implementation of any resulting improvements will not have a material adverse effect on our operating results or business; our expectation to expand our research and development activities in China; our continued efforts to increase the scope and extent of our manufacturing operations in our Shenzhen facilities and our expectation that our ability to operate successfully in China will become increasingly important to our overall success; the expectation that we will incur additional costs to transfer product lines to our facilities located in China; our intention to export a majority of the products manufactured at our facilities in China; our intention to improve internal controls over financial reporting and our expectation that we will expend significant resources and efforts to do so; our expectation of the need to respond to and our intention to respond to intellectual property infringement claims in the course of our business operations from our competitors; our belief that we have complied with our obligations under the various applicable licenses for open source software; our expectation to continue to make investments in privately held companies as well as venture capital investments for strategic and commercial purposes; our belief that our existing properties including both owned and leased sites, are in good condition and suitable for the conduct of our business; our belief that our existing facilities are adequate to meet our immediate needs; our belief that the factual allegations and circumstances underlying the securities class actions, derivative actions, the OCLI and SDL actions, and the ERISA class actions are without merit and that the expense of defending such actions could be costly and may not be covered by our insurance policies; our belief that resolving claims that arise in the ordinary course of our business will not have a material adverse impact on our financial position or results of operations; our belief that various critical accounting policies are affected by significant estimates, assumptions and judgments used in the preparation of our consolidated financial statements; our belief that certain equipment is not software related and should be excluded from the scope of the AICPA SOP No. 97-2; our belief that using a combination of historical and market-based implied volatility from traded options on Company common stock is a better indicator of expected volatility and future stock price trends than relying solely on historical volatility; our anticipation that cash dividends will not be paid in the foreseeable future; our commitment to enabling broadband and optical innovation in the communications and commercial markets; our expectation that high customer concentration, attendant pricing pressure, and other effects on our communications markets will remain for the foreseeable future; our efforts to expand our products, customers and distribution channels for several of our core competencies; our expectations that seasonality in the Communications Test and Measurement segment will continue for the foreseeable future; our expectation that the adoption of certain accounting pronouncements will not have a material adverse effect on our financial statements; our estimates for costs associated with our restructuring plans; our assumptions related to pension and postretirement benefits; our expectation that we will continue to encounter a number of industry and market structural risks and uncertainties that will limit our business climate and market visibility; the continued North American assembly transitions; our belief that investment in research and development (“R&D”) is critical to attaining our strategic objectives; our continued efforts to reduce total operating spending; our intention to continue to address our selling, general and administrative (“SG&A”) expenses and reduce these expenses as and when opportunities arise; our expectations regarding future SG&A expenses; our expectation that none of the non-core SG&A expenses will have a material adverse impact on our financial condition; our efforts to take advantage of opportunities to reduce costs through targeted, customer-driven restructuring events; our expectation that payments related to severance benefits will be paid off in the second quarter of fiscal 2008; our belief that we have provided adequate amounts for adjustments that may result from tax audits; our estimates for additional required investment in research and development in connection with our acquisitions; our expectation that our acquisitions will strengthen the Company’s position in the related markets and help grow our business in various regions; our expectation that additional cost of developing the transceivers acquired in the Picolight acquisition will be completed in the fourth quarter of 2008; our expectation that the development of the multiple diode pumped solid state laser products acquired in the Lightwave acquisition will be completed during the third quarter of 2008; our belief that our existing cash balances and investments will be sufficient to meet our liquidity and capital spending requirements at least through the next 12 months; our expectation that gains and losses on derivatives will be offset by re-measurement gains and losses on the foreign currency dominated assets and liabilities; our ability to mitigate credit risk and marketability risk of our portfolio of investments; our intention to maintain a sufficient safety stock of products and to maintain ongoing communications with suppliers to guard against interruptions or cessation of supply; the expectation for the deductibility of goodwill associated with our acquisitions; our estimates for associated restructuring and non-recurring charges; our expectation that $51.0 million will be repatriated with no additional tax expense in China; our estimate that no additional taxes would have to be provided if the earnings were repatriated back to the U.S.; our belief that certain jurisdictions in which we received tax benefits attributable to the release of valuation allowances will generate future income; our expectation that the Full Value Awards will vest over one to five years except with respect to performance conditions, such conditions are achieved on a different timeline; our expectation to amortize $56.8 million of estimated stock based compensation expense related to stock option activity over a period of 2.9 years; our expectation to amortize $0.1 million of stock based compensation expense related to the employee stock purchase plan (“ESPP”) in the first quarter of fiscal 2008; our expectation to amortize $51.3 million of estimated stock based compensation expense related to Full Value Awards over an estimated amortization period of 2.9 years; our expectation to contribute $1.3 million to the Company’s pension plans in fiscal 2008; our expectation to close $211.4 million in obligations to purchase inventory and other commitments within one year; and our expectation that the Company’s potential tax liability related to a Dutch wage tax audit and a Texas franchise tax audit will be from zero to $46.2 million, plus interest and penalties.

Management cautions that forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in such forward-looking statements. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, including, without limitation, the following: incorrect assumptions regarding the basis for consumer demands; an unexpected decreased in the availability of broadband networks; our inability to successfully capitalize on our position in the market, industry trends and strategic opportunities; inability to successfully operate as a portfolio of businesses solely with a focus on optical and broadband innovation; inability to meet marketplace demands for optical communications products; inability to accurately assess the demand on the metro and long-haul networks into which high-bandwidth services feed; inability to support our customer growth in building systems for AONs; licensing issues related to our intellectual property; broader product offering of competitors; inaccuracies regarding the direction of the market to migrate from fixed to reconfigurable DWDM architectures and networks; inability to accurately assess the market demand for communications test and measurement instruments, systems, software and services; inability to enhance the Company’s market position in the communications test and management segment to support the deployment of new services, improve the quality of our products, reduce customer churn and lower network operating expenses; inaccurate assumptions regarding the optical industry; inability to accurately predict the demand for high-precision lasers in various commercial markets; inability to quickly introduce customer applications into the marketplace to meet customer demands for commercial lasers; inaccuracies regarding the Company’s position in the photonic power market; our inability to invest in new technologies; inaccuracies regarding promising markets and our ability to focus the company’s resources towards developing products for potentially promising markets; unanticipated SG&A expenses and inaccuracies as to the impact of SG&A expenses on the Company’s financial condition; inaccurate assumptions regarding the viability of certain product lines; unanticipated difficulties associated with the centralization of administrative functions; inability to timely and effectively develop, manufacture and market our new products, or enhance our existing products; our inability to accurately and timely complete valuation analyses in connection with our acquisitions; our limited ability to perceive or predict market trends; decreases in our product portfolio and revenues; inaccuracies regarding our employee relations and inability to maintain a steady workforce; loss of a significant customer eliminating a significant portion of our future revenues; dependence on fewer customers limiting our ability to increase our profitability; unrealized customer and market penetration resulting from our recent acquisitions; inability to effectively execute programs related to our investments and partnerships; failure to reduce manufacturing costs through restructuring efforts; inability to accurately predict the volatility of future stock trends; introduction of new accounting pronouncements; lack of resources set aside for investment in R&D; inaccurate assessment of our tax liability as a result of acquisitions and tax audits; greater than anticipated tax exposure; unforeseen damage and repairs to the Company’s leased and owned properties; need to expand or decrease the size of our existing facilities; excessive costs associated with defending various claims and suits brought against the Company and its directors; unexpected impairment of goodwill associated with our acquisitions; delays in bringing products to market due to development problems; excessively high costs in the future related to enhancing our existing systems; significant changes in customer preferences; the possibility that competitors will introduce products faster than us; unanticipated difficulties in building close working relationships with manufacturers; our inability to establish relationships with alternative suppliers of raw materials; growth in our business placing unexpected strains on our resources; international expansion beyond the capacities of our current properties; loss of key personnel to competitors and an inability to effectively recruit replacements; inherent uncertainty surrounding the litigation process and the fact that litigation could result in substantial cost and diversion of our management’s attention; inability to obtain new orders from major customers; substantial technological changes in the Communications Test and Measurement solutions market; the timing of orders; an unanticipated lack of resources to invest in private companies; incorrect estimates, assumptions and judgments used in preparing the Company’s consolidated financial statements; inaccuracies in categorizing equipment for accounting purposes; inaccuracies related to the assumptions used in assessing the Company’s option-price; market rejection of new products; inaccuracies of the strength of various acquisitions on improving the Company’s position within various markets; inability to accurately predict when various products acquired during our acquisitions will be fully developed and completed; inability to accurately assess additional tax expenses due to repatriation of certain earnings in China; unforeseen expenses related to the transfer of product lines to our facilities located in China; inability to accurately assess future income attributable to tax benefits; inability to predict the vesting period of the Company’s Full Value Awards; difficulty in estimating the amortization period of stock based compensation expense of stock option activity and our ESPP; inability to accurately predict the amount of money the Company must contribute to its pension plans as legally mandated; inability to deliver inventory and collect payments due under purchase orders; and other factors set forth in “Risk Factors” and elsewhere herein. Further, our future business, financial condition and results of operations could differ materially from those anticipated by such forward-looking statements and are subject to risks and uncertainties including the risks set forth above and in Part I, Item 1A “Risk Factors” set forth in this Form 10-K. Moreover, neither we assume nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. Forward-looking statements are made only as of the date of this Report and subsequent facts or circumstances may contradict, obviate, undermine or otherwise fail to support or substantiate such statements. We are under no duty to update any of the forward-looking statements after the date of this Form 10-K to conform such statements to actual results or to changes in our expectations.

PART I

ITEM 1. BUSINESS

General

Overview

JDS Uniphase Corporation (“JDSU”) is a leading provider of communications test and measurement solutions and optical products for the telecommunications industry, which includes service providers, cable operators, and network equipment manufacturers. JDSU’s innovation and portfolio of solutions enable other essential industries and applications, including biomedical and environmental instrumentation, semiconductor, visual display, brand protection, aerospace and defense, and decorative coatings.

To serve its markets, JDSU operates in the following business segments: Optical Communications, which accounted for approximately 37% of net revenue in fiscal 2007; Communications Test and Measurement, which accounted for approximately 44% of net revenue in fiscal 2007; Advanced Optical Technologies, which accounted for approximately 12% of net revenue in fiscal 2007; and Commercial Lasers, which accounted for approximately 7% of net revenue in fiscal 2007. The financial results for the Commercial Lasers business is reported in the “All Other, Commercial Lasers” segment in this document.

Industry Trends

Demand for high-bandwidth communications continues to increase, powered by the growing number of broadband users worldwide and the greater reliance on high-bandwidth capabilities in many areas of our daily lives. For example, cell phones increasingly offer integrated audio, photo, video, email and Internet capabilities, and the number of digital music and video downloads to personal storage players is growing rapidly. As greater bandwidth capacity is delivered closer to the end user through broadband access networks, consumer demand for real-time, interactive visual and audio experiences will increase. The resulting traffic, in turn, impacts core networks that depend on optical technology. New deployments will also drive the need for test and measurement, as well as service assurance, solutions. JDSU is well-positioned to continue to benefit from these industry trends due to its leadership in the broadband test and measurement and optical networking markets.

In addition to communications, optical technologies are increasingly applied to solve complex problems in other industries. For example, our high precision lasers enable the trend toward smaller integrated circuits for use in today’s compact consumer electronics, testing of new pharmaceuticals via induced fluorescence, and deoxyribonucleic acid (DNA) sequencing through the appropriate application of monochromatic light. Other JDSU solutions protect commercial and consumer products, ranging from medicines to electronics, against counterfeiting via secure labels with embedded optically variable micro flakes and other optical security devices. This technology is also used to inhibit counterfeiting of currencies and valuable documents.

Sales and Marketing

JDSU markets its products to telecommunications and cable television service providers, network equipment manufacturers, OEMs, distributors and strategic partners worldwide. Each business segment has a dedicated sales force that communicates directly with customers’ executive, technical, manufacturing and purchasing personnel as needed to determine design, performance, and cost requirements. In addition, all business segments are working to expand opportunities in emerging geographies and through alternate channels of distribution.

A high level of support is necessary to develop and maintain long-term relationships with our customers. JDSU engages the customer at the design-in phase and continues to build the relationship as customer needs change and develop. Service and support are provided through JDSU offices and those of its partners worldwide.

Additional Information

JDSU was incorporated in California in 1979 and reincorporated in Delaware in 1993. JDSU is the product of several significant mergers and acquisitions including, among others, the combination of Uniphase Corporation and JDS FITEL in 1999, and the acquisition of Acterna, Inc. in 2005. Our strategy is to operate as a company comprised of a portfolio of business with a focus on optical and broadband innovation.

We are subject to the information requirements of the Securities Exchange Act of 1934, or the Exchange Act. Therefore, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission (SEC). Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330, by sending an electronic message to the SEC at publicinfo@sec.gov or by sending a fax to the SEC at 1-202-777-1027. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We also post all SEC filings on our website at www.jdsu.com/investors as soon as reasonably practicable after they are electronically filed or furnished to the SEC.

Business Segments

Optical Communications

Market

JDSU’s Optical Communications business segment provides the broadest portfolio of components, modules, subsystems, and solutions in the industry to support and maintain customers in our two market segments: telecommunications, including access (local), metro (intracity), long-haul (city-to-city and worldwide), and submarine (undersea) networks; and enterprise data communications, including storage access networks (SANs), local area networks (LANs), and Ethernet wide-area networks (WANs). JDSU’s customers manufacture network equipment used for the transmission, transport and receiving of video, audio, and text data encoded in optical signals over high-capacity fiber optic cables.

In addition, JDSU provides the industry's broadest portfolio of optical communications solutions required to build and maintain Agile Optical Networks (AONs). AONs are designed to be dynamically and remotely reconfigurable, so that they can quickly and easily meet changes in network traffic patterns and demand. It is based on dense wavelength division multiplexer (DWDM) optical technology so that it offers very high capacity. AONs enable communication service providers to accelerate triple-play (voice, video, and data) service deployment to their customers, and enable advanced wavelength applications at decreased cost.

Customers

JDSU provides optical communications solutions to network equipment manufacturers, such as Agilent, Alcatel-Lucent, AT&T, Brocade, Ciena, Cisco, Ericsson, Fujitsu, Hewlett-Packard, Huawei, IBM, Nokia Siemens Networks, Nortel, and Tellabs.

Trends

Driven by the need to offer a broadening suite of digital services, network operators worldwide are migrating to Internet protocol (IP) networks, which offer an effective solution for delivering triple-play services while lowering capital and operating costs. In the data communications market segment, demand for broadband is driven by growing intracompany LAN and intercompany WAN information networks needs. In addition, many companies are embracing new productivity-enhancing applications, such as voice over IP (VoIP), that replace traditional fixed-circuit, point-to-point voice communications with packet-based network routed calls and universal messaging systems that require greater bandwidth capability and data storage requirements. This growing demand for network capacity is expected to result in greater adoption of optical communications products across the telecom sector, including long haul, metro (core and access), cable television (CATV), submarine, and fiber to the premises (FTTP or FTTx). It will also increase demand for optical products in the storage and enterprise sectors, including LAN, SAN and WAN.

To remain competitive, telecommunications and cable television service providers must respond rapidly to keep up with the deployment of broadband triple-play services and the resulting increase in bandwidth demand. At the same time, they must reduce operating costs associated with high-capacity DWDM networks. Migrating to AONs, which employ reconfigurable optical add/drop multiplexers (ROADM), tunable transponders, and other agile optical products, provides an effective solution. With an AON, a service provider can add capacity, with minimal human intervention, by using remote management applications rather than by dispatching technicians to perform manual operations in the field.

The high-end routers, switches, and cross-connect equipment that must handle traffic in legacy, as well as IP, formats are becoming increasingly complex, requiring a higher degree of bandwidth, scalability, speed, and reliability in very compact designs. At the same time, those compact designs must meet requirements for emissions, performance, cost, and reduced power consumption.

Deployment of fiber closer to the end user increases the availability of high-bandwidth services and will result in increased demand on the metro and long-haul networks into which these services feed. The dynamically reconfigurable nature of an AON offers competitive and cost advantages, such as enabling communications service providers to more flexibly use and scale network capacity, streamline service provisioning, accelerate rerouting around points of failure, and modify network topology through simple point-and-click network management systems. JDSU, with its broad optical communications and AON product portfolios, is positioned to be the supplier of choice for next-generation networks.

Strategy

JDSU’s strategy is to accelerate customers’ profitability and time-to-revenue via enhanced vertically-integrated optical platforms, such as higher-performance modules and circuit packs that leverage its integrated photonics capabilities and broad optical components portfolio. JDSU will continue to enable its customers to build systems for AONs, which help service providers reduce their time to market and operating expenses.

Competition

JDSU competes against numerous public and private companies providing fiber optic components, modules, and subsystems, including independent merchant suppliers and business units within vertically integrated equipment manufacturers, some of whom are our customers. A partial list of public company competitors includes Avanex, Bookham Technology, Finisar, Fujitsu, Furukawa Electric, Optium, Opnext, Oplink Communications, and Sumitomo Electric.

In addition to these established companies, JDSU faces significant and focused competition from other companies and emerging startups. While each of its product families has multiple competitors, JDSU has the broadest range of products and technologies available in the industry. Furthermore, with the breadth and product leadership of its AON portfolio positions, JDSU is well positioned as the industry continues to migrate from fixed to reconfigurable DWDM architectures and networks.

Offerings

As mentioned above, JDSU’s optical communications segment addresses two markets—telecommunications and enterprise data communications. In addition to a full selection of active and passive components, JDSU offers increasing levels of functionality and integration in modules, circuit packs, and subsystems for transmission, amplification, wavelength management, and more. JDSU’s optical communications product offerings include:

Telecommunications

In the telecommunications segment, we offer solutions for the synchronous optical network (SONET), synchronous digital hierarchy (SDH) and wavelength division multiplexer (WDM) markets. Solutions offered include 300-pin small form factor (SFF) and large form factor (LFF) transponders, ROADMs, and optical amplifiers. JDSU also offers a broad portfolio of passive components and modules to support its customers throughout the network. These include attenuators, circulators, couplers/splitters/WDMs, gain flattening filters, hybrid passive components, interleavers, multiplexer/demultiplexers (mux/demux), polarization components, switches, and wavelength lockers. In addition to these fixed-wavelength telecom transponders, JDSU offers tunable telecom transponders as part of its agile transmission module family.

Transmission products

JDSU products used for sending and receiving data include transponders, transceivers and transmitter modules, as well as components such as detectors/receivers, modulators, and source lasers.

Transport products

JDSU products used for transporting data include optical amplifiers, optical layer subsystems, passive components and modules (couplers, wavelength lockers, switches, attenuators), high-power pump lasers, ROADM and add/drop modules, and the WaveReady family of service provider solutions.

Data communications

For the data communications market, which relies on storing and moving vast amounts of data, JDSU offers optical transceivers that support 1, 2, 4 and 8 Gigabits per second (Gbps) Fibre Channel, and 1 and 10 Gigabit Ethernet applications. Form factors supported include GBIC, SFF, SFP, SFP+, X2, XENPAK, and XFP.

In the data communications market, applications such as digital music, video, interactive games, social networking, e-mail, e-commerce, datacenter replication and disaster recovery continue to drive SAN bandwidth higher. To support this rapid growth, many storage system providers have migrated from 2 to 4 Gbps for interswitch links and host-bus adaptor (HBA) applications. Based upon the increasing bandwidth demands on SANs, another upgrade cycle from 4 to 8 Gbps is emerging. JDSU transceivers are also used throughout Ethernet connections from servers, routers, hubs and switches for Internet and email service.

Driving the next generation of optical transceivers is the need for higher speeds, increased system densities and low power. SFP+ pluggable transceivers address these requirements and support both Fibre Channel and Gigabit Ethernet protocols for transmission rates of 8 Gbps and 10 Gbps. For higher baud rates and design challenges, optical technologies, such as Vertical-Cavity Surface-Emitting Lasers (VCSELs), must be carefully matched to state-of-the-art, high-speed integrated circuits to optimize new parameters yet continue to satisfy the standard link specifications.

VCSELs are semiconductor lasers that can emit light vertically through the surface of a wafer rather than through its edges, as with edge-emitting lasers. VCSELs reduce power consumption, electromagnetic interference (EMI) and cost while increasing speed, reliability and link distance, addressing the concerns associated with new, more complex solutions. This optical technology offers an innovative solution for LANs, SANs, broadband Internet, and metro-area network applications that depend on high-end routers, switches and cross-connect equipment to handle legacy and IP traffic.

VCSEL technology offers a solution in very high throughput, very short reach (approximately 15 meters/50 feet or less) data communications applications, such as transferring data between subsystems in a data center. JDSU uses compact parallel arrays capable of combining up to 12 channels, at speeds of up to 40 Gbps. This solution significantly reduces the heat, EMI, and power consumption concerns inherent in densely-packed modules.

Optical transceivers

JDSU integrated fiber optic transceivers provide a high-speed serial electrical interface for connecting processors, switches, and peripherals using fiber optic technology. They are available in hot-pluggable or pin-through-hole versions with a small footprint for use in compact system designs. This allows manufacturers to double the density of transceivers on a board compared to conventional designs.

Communications Test and Measurement

Market

JDSU provides instruments, service assurance systems and services for communications network operators and equipment manufacturers that deliver and/or operate broadband/IP networks (cable, fixed and mobile) deploying triple- and quad-play services (voice, video, data, and wireless). Our solutions help accelerate the deployment of new services, lower operating expenses, improve quality, reduce customer turnover, and increase productivity across each critical phase of the network lifecycle, including research and development, production, deployment, and service assurance. JDSU enables the effective management of services, such as VoIP and IPTV, by providing visibility into the end-user experience and also provides repair, calibration, instrument management and other services to aid its customers in the rapid deployment and repair of networks and services. JDSU’s test solutions address lab and production (capacity expansion and 40G), field service (triple-play deployments for cable, telecom, FTTx, and home networking) and service assurance (quality of experience, or QoE, for Ethernet and IP services, including cable, wireless and fixed/telecom networks).

Customers

JDSU customers for communications test and measurement solutions include the world’s largest communications service providers, communications equipment manufacturers, government organizations, and large corporate customers. These include major telecom and cable operators such as AT&T, Bell Canada, British Telecom, China Telecom, Comcast, Deutsche Telecom, France Telecom, Telefonica, Telmex, TimeWarner, Verizon and many others. JDSU’s test and measurement customers also include many of the network equipment manufacturers served by our optical communications group, including Alcatel-Lucent, Ciena, Cisco, Fujitsu, Huawei, Nortel, and Motorola.

Trends

As content providers in the communications industry are developing new business models to expand their distribution capabilities, they are increasingly adopting on-line channels for the distribution of rich broadband content such as music, gaming, video programming, and movies. Telecommunications service providers are, in turn, planning to increase their revenues and profitability by expanding the capabilities of their IP packet-based networks to increase their network capacity and to deliver sophisticated levels of quality of service required to meet the service requirements of the content providers and the consumers.

Telecommunications, cable television, satellite, and wireless service providers are competing with each other to offer content providers and consumers with the ability to carry virtually any type of content via bundled services. Potential benefits for service providers include increased average revenue per user (ARPU) and reduced customer turnover, thus increasing profitability and long-term competitive advantage. As a result, many providers are developing new, consolidated network architectures intended to enable a triple-play (integrated voice, data and video services) offering from a single provider rather than three separate services from three separate providers over three separate networks.

Additionally, the proliferation of new and higher bandwidth services, including video-based content such as news, movies, and gaming, is generating strong growth in demand for network capacity and bandwidth rates, which in turn drives demand for many types of networking, access and transport systems.

Increasing deployments of broadband access, the expansion of IP-based services, and the need to reduce deployment time and cost should result in increased demand for communications test and measurement instruments, systems, software, and services. These communications test and measurement solutions support the rapid deployment of new services, increase customer satisfaction by helping technicians complete installation and repair work correctly the first time, and lower operating expenses by automating and improving network installation, maintenance, and management processes. JDSU’s broad portfolio of test and measurement solutions position it well to benefit from these developments.

Strategy

JDSU’s Communications Test and Measurement business segment strives to enhance its market position—while continuing to improve profitability—by providing communications test and management solutions that address the business challenges of network operators and communications equipment manufacturers. Its focus is to enable network operators to accelerate deployment of new services, improve quality and reduce customer churn, and lower network operating expenses.

Competition

JDSU competes against various companies, including Agilent, Anritsu, Exfo, Spirent, and Sunrise. While each of JDSU’s product families have multiple competitors, the Company has one of the broadest range of wireline products and solutions available in the communications test and measurement industry.

Offerings

JDSU provides the industry’s most expansive set of communications-focused test and measurement solutions. This portfolio provides end-to-end test support across communications networks, including the core, metro, access, and home networking environments. JDSU is a leader in the test and measurement market and has an installed base of hundreds of thousands of test instruments and systems deployed in communications networks around the world. JDSU’s test and measurement product portfolio includes:

Instruments

Devices that perform various communications test and monitoring functions. Designed to be mobile devices, these products assist service provider technicians in assessing the performance of network elements and segments or verifying the integrity of the information being transmitted across the network. These instruments incorporate high levels of intelligence and have user interfaces that are designed to simplify operation and minimize training.JDSU’s test instruments also include those used by network equipment manufacturers (NEMs) in the design and manufacture of next-generation network equipment. Thorough testing by NEMs plays a critical role in producing the components and equipment that are the building blocks of network infrastructure.

Software

JDSU provides software products and custom software development services to its customers. Software products address applications for network capacity management, test operations support systems and workflow solutions. Software services are provided to customize software applications and to interface JDSU software to customer operations support systems.

Systems

JDSU’s systems are test and management devices that reside in communication networks. Typically, these systems consist of hardware and software components. Using an integrated test and management system, JDSU customers are able to analyze a variety of network elements, transmission technologies and protocols from a single console, simplifying the process of deploying, provisioning and managing network equipment and services. From a centralized location, technicians can access the test systems within the network and perform simultaneous test and monitoring functions on one or more elements, either manually or automatically. These capabilities allow network operators to initiate service to new customers faster, decrease the need for technicians to make on-site service calls, help to make necessary repairs faster and, as a result, provide higher quality and more reliable services.

Services

JDSU offers a range of product support and professional services geared to comprehensively address its customers’ requirements. JDSU provides repair, calibration, and software support services for our products as well as technical assistance on a global basis. In addition, it offers product and technology training services as well as consulting services to our customers. Project management services are an integral part of the professional service offerings. These professional services are provided in conjunction with system integration projects that include installation and implementation.

Advanced Optical Technologies

The Advanced Optical Technologies (AOT) business segment consists of the Flex Products Group, which provides innovative solutions for security and decorative applications, and the Custom Optics Product Group (COPG), which produces precise, high performance optical thin-film coatings for a variety of applications.

Market

JDSU’s AOT business segment has developed its expertise over six decades of experience in thin-film optical coating technology. This expertise focuses on the management of light and/or color effects, through the use of optical and material technologies, to develop innovative solutions that meet the needs of a variety of markets.

The Flex Products Group offers innovative optically-based color-shifting solutions and other solutions that provide anticounterfeiting and other protection for brands in the pharmaceutical, consumer electronics, and fast-moving consumer goods. It also provides protection for currencies used in approximately 100 countries, and for other high-value documents. Flex Products also offers unique decorative solutions for product finishes and decorative packaging that can be applied to a wide variety of substrates.

COPG provides thin-film coatings that are used in government and aerospace, biomedical, telecommunications, office automation and other markets for applications such as night-vision goggles, satellite solar covers, medical instrumentation, optical communications components, fax machines and computer-driven projectors.

Customers

The AOT business segment serves customers such as Agilent, BAE Systems, Eastman Kodak, ITT, Mitsubishi, Northrup Grumman, SICPA, Siemens Medical, Sony, and Toshiba. JDSU technology is used to protect the currencies of China, the European Union, the United States, and other governments around the world. Leading pharmaceutical companies worldwide also use JDSU solutions to protect their brands. JDSU decorative product differentiation solutions are used by customers such as BASF, Dupont, and PPG.

Trends

Counterfeiting is a worldwide, multibillion dollar problem that poses consumer health and safety risks, corporate liability, devaluation of brand image, weakening of brand loyalty, and lost revenues. Products that have been targets for counterfeiting have included pharmaceuticals, imaging supplies, apparel, automotive parts, consumer electronic products, and electronic media. Other issues, such as product diversion, where authorized and/or unauthorized distributors divert products intended for lower price markets to higher price markets, increasingly require brand protection solutions.

Multiple factors contributing to the spread of counterfeiting include the broad adoption of the Internet to facilitate distribution, ready availability of low-cost, extremely high-quality printing equipment to reproduce product packaging, the elimination of international trade barriers, and an increasingly mobile global society.

In addition to protecting brands, the need to protect high-value documents, including currency, and offer solutions for authenticating personal, identification and financial documents, is growing. Flex products from JDSU’s AOT business segment offer brand protection and document authentication solutions.

Quite different from the challenge of protecting brands is the challenge of differentiating products to build brands. Global competition and an increasing range of product offerings are driving designers to look for innovative ways to increase the aesthetic value of their products and make them stand out. Flex decorative products are used in coatings and packaging to create a wide variety of unique and striking visual effects.

Demand for optical solutions to solve complex problems extends to the aerospace, defense and medical/environmental instrumentation markets, which require customized, high-precision coated products and optical components that selectively absorb, transmit or reflect light to meet the performance requirements of advanced systems. JDSU’s Custom Optics product group provides a wide array of precision optics and advanced optical technologies from the ultraviolet to the far infrared portion of the light spectrum. Most products are custom optical filters, on either a simple or complex irregular shape, that require from one to several hundred layers to create the coating.

Strategy

JDSU’s AOT business segment aims to uniquely differentiate and effectively protect valuable brands via a secure, flexible, and aesthetically striking optical platform. It also strives to supply the highest quality, best-in-class optical components, and assemblies with innovative thin-film coating processes that help our customers effectively enable and/or differentiate their products. JDSU will continue to leverage its leading expertise in optics, light management and materials and its industry knowledge in its markets to develop solutions that provide a unique advantage to its customers.

Competition

In these markets, JDSU faces competition from providers of special-effect pigments, including BASF and Merck KGA, and from Japanese coating companies such as Nidek, Toppan, and Toray, as well as display-component companies such as Asahi, Fuji Photo-Optical, Nikon, Nitto Optical, and Viratec. JDSU also competes with optics companies such as Barr Associates, and Deposition Sciences.

Offerings

Optical thin-film coatings are microscopic (nanometer to micrometer) layers of materials, such as silicon and magnesium fluoride, that are applied to the surface of a substrate, including glass, plastic or metal, to alter the substrate’s optical properties. Thin-film coatings work by controlling, enhancing or modifying the behavior of light at the surface of the substrate to produce specific effects such as reflection, refraction, absorption, abrasion resistance, antiglare, oxygen and/or moisture transmission, and electrical conductivity.

Flex Products Group

For brand protection and anticounterfeiting solutions, JDSU offers multilayer solutions for creating an effective product security program that combine secure authentication, flexible aesthetics, and ease of application for a broad range of products. For decorative product differentiation, a wide variety of products are designed with JDSU’s ChromaFlair and SpectraFlair pigments to create striking color effects that emphasize body contours, create a dynamic environment, or enhance a product in motion. Some of these products include eye-catching automobiles, spectacular sports equipment and cutting-edge electronics. JDSU pigments can be easily added to paints, plastics, or textiles to achieve dramatic and vivid effects.

Brand Protection and Document Authentication

In response to increased counterfeiting, many corporate brand owners are introducing protective measures of overt packaging that provides consumers and/or inspection personnel with the ability to quickly determine product authenticity by visually detecting a color effect on the package. Covert solutions provide an additional layer of protection that cannot be seen or detected without a visual aid.

JDSU offers both overt and covert solutions for security, including a line of products that use light interference technology, which allows inks or plastics to exhibit different colors and visual effects from different viewing angles. This technology is also used to inhibit counterfeiting of currencies, identification and other valuable documents. Applications include pharmaceuticals, imaging supplies, electronics, computer, and other consumer goods. JDSU offers these products in a wide range of flexible solutions by incorporating them into printing inks and labels and product packaging.

JDSU also uses its technology to provide security solutions for document authentication. JDSU documentation authentication has become a standard in currency counterfeit protection.

Decorative Product Differentiation

JDSU’s line of decorative products use proprietary manufacturing processes and light interference (or diffractive) technology to provide products with certain color characteristics that are attractive for applications in paints, cosmetics, and plastics. The products create a durable finish with striking color properties for automotive, consumer electronics, and other applications.

Custom Optics Product Group

JDSU products include infrared filters, beam splitters, and optical sensors for aerospace applications, optical filters for medical instruments, and solar cell covers for satellites. Products for the office automation market include photoreceptors and mirrors for photocopiers, document scanners, computer-driven projectors, and facsimile machines.

Aerospace and defense

JDSU provides solar cell coverglass and thermal control mirror technology. One or more of JDSU’s thin-film optics products can be found on U.S. manned spacecraft, U.S. satellites, and international satellites. In addition, JDSU supplies various types of filters used in military defense applications such as night vision goggles and electronic counter measures.

Consumer and commercial electronics

JDSU manufactures and sells products for use in home and business display systems. These products include dichroic filters, mirrors, polarization compensators, heater panels and other coated optics, and assemblies.

Instrumentation

JDSU provides multicavity and linear variable optical filters on a variety of substrates for numerous applications, including gas monitoring and analysis, thermal imaging, smart munitions, fire detection, spectroscopy, and pollution monitoring. These filters are additionally used in biomedical applications including microscopy, cytology (the microscopic study of cells used for diagnosing abnormalities and malignancies) semiconductor test systems, and test and measurement equipment. JDSU also provides advanced optical technologies and filters that are used to create dramatic lighting effects and project rich, saturated color in intelligent lighting systems for concerts, discotheques, stages, studios, and architectural lighting.

All Other, Commercial Lasers

Market

JDSU participates in the gas, solid-state and fiber laser markets. Its portfolio of laser products includes components and subsystems used in a wide variety of original equipment manufacturer (OEM) applications from low- to high-power output, ultraviolet (UV), visible and IR wavelengths. This broad portfolio addresses the needs of customers in markets and applications such as biotechnology, materials processing, semiconductor, graphics and imaging, remote sensing/ranging, and laser marking.

Customers

JDSU provides commercial lasers to customers such as Applied Biosystems, ASML, Beckman Coulter, Disco, Eastman Kodak, Electro Scientific Instruments, General Dynamics, Hitachi, KLA Tencor, Northrup Grumman, Panasonic, and Sony.

Trends

There is increased demand for high-precision lasers for a variety of commercial markets, including semiconductor applications, materials processing and biotechnology, as well as for use in imaging, aerospace and defense applications. Technology demands and trends in these markets are generating growing demand for high-precision laser products. These trends include:

•	Higher throughput wafer inspection

•	Demand for electronic products with greater functionality, requiring high-speed, precise micromachining and materials processing

•	Advances in cytology, hematology (the study and science of blood), genome sequencing, and crime scene investigation

•	Development of innovative, non-invasive, effective measurement and analysis for bio-analysis

•	Expansion of product marking using lasers

•	More precise materials processing, such as microbending, soldering and plastic welding

Market growth is further stimulated by the continuous reductions in size and power driven by adoption of solid-state laser technology and the need for higher reliability in products. As a leading provider of high-precision commercial lasers and other supporting technologies, JDSU is well-positioned to benefit from the development of these industry trends.

Strategy

JDSU’s Commercial Lasers business unit strives to enable its customers’ next-generation laser applications, such as laser-based solutions in biomedical, semiconductor inspection, microelectronics materials processing, remote sensing and other marking and materials processing markets. It is leveraging its telecommunications expertise to provide innovative advancements in laser design and manufacture. Furthermore, it plans to accelerate new customer applications enabled by using lasers coupled with high-performance photonic power photovoltaic converters to provide power over optical fiber.

Competition

JDSU competitors in its laser markets include companies such as Coherent and the Spectra-Physics division of Newport. JDSU’s photonic power solutions feature a new, innovative technology for which there are not yet direct competitive offerings.

Offerings

JDSU’s broad range of products include high-reliability industrial diode lasers, fiber lasers, helium-neon (HeNe) gas lasers, air-cooled argon gas lasers, and continuous-wave and pulsed diode-pumped solid-state lasers:

Diode-pumped solid-state lasers with excellent beam quality, low noise, exceptional reliability, and extremely small packaging are used in biotechnology instrumentation, materials processing, graphics and imaging, semiconductor manufacturing, and laser-induced fluorescence applications. JDSU offers very low noise continuous-wave green lasers and blue lasers, high-repetition-rate near-infrared lasers, and high-power pulsed and very high-repetition-rate high-UV lasers.

Industrial diode lasers include components, plug-and-play modules and fiber-coupled devices. These diode lasers address a wide variety of applications, including laser pumping, thermal exposure, illumination, ophthalmology, image recording, printing, materials processing, optical storage, and spectral analysis.

Argon-ion lasers are very stable and reliable over the entire range of operating conditions, making them well suited for complex, high-resolution OEM applications such as flow cytometry, DNA sequencing, graphics and imaging, and semiconductor inspection.

Helium-neon lasers in the red, green, yellow, and orange wavelengths provide low noise, excellent beam pointing and amplitude stability, and instant start-up. These lasers are used in various applications, including barcode scanning, flow cytometry, metrology, photo processing, and alignment.

Fiber lasers are compact in size, require simple wall-socket power, and are air-cooled, making them easy to integrate into a system. The nominal output wavelength of one micron is ideal for precision machining applications, such as marking, bending and cutting, and selective soldering.

Photonic Power

Traditional power provided over copper cables is susceptible to radio frequency (RF) and EMI interference. Photonic power is immune to RF and EMI, is lighter, generates less heat, and is spark-free. JDSU is a pioneer in this emerging market. This innovative power delivery system can be used to drive sensors, gauges, actuators, low-power communications devices, nanotechnology, microelectromechanical (MEM) systems, and innumerable other electronic devices. The isolated nature of the power delivery makes it ideal for applications that require a spark-free environment or that are operating under high levels of RF, EMI, or voltage, or other harsh environmental conditions. Power is provided without contributing any adverse effects. This technology can be used in an ever-increasing number of applications, including medical, energy, defense, aerospace, wireless communications, and industrial sensors.

Corporate Strategy

JDSU’s objective is to continue to be a leading provider for all markets and industries we serve, as detailed in previous sections. In support of our business segments, we are pursuing a corporate strategy that we believe will best position us for future opportunities. The key elements of our corporate strategy include:

•	Enabling our customers’ innovation in broadband and optical markets

We are committed to working closely with our customers from initial product design and manufacturing through to solution deployment and training. We strive to engage with our customers at the early stages of development to provide them with the most innovative and timely products and services and ensure our technology direction is aligned with their emerging requirements. Our sales, customer support, product marketing, and development efforts are organized to maximize effectiveness in our customer interactions. Based on current and anticipated demand, we will continue to invest organically and through acquisitions and partnerships in new technologies, products and services that offer our customers increased efficiency, higher performance, improved functionality, and/or higher levels of integration.

•	Shaping our product portfolio based on profitability and revenue growth

In fiscal 2007, we continued to invest in product development in line with our profitability and growth objectives. Similarly, acquisition targets are carefully selected to support our objective to expand our addressable market in potentially higher growth, higher profitability areas. The acquisition of Picolight, Inc. (“Picolight”), for example, expanded our data communications product portfolio in the fast growing market for optical interconnect applications.

We remain committed to streamlining our manufacturing operations and reducing costs by using contract manufacturers where appropriate for our less complex, high volume products, and by situating our factories in lower-cost locations capable of consistently meeting our customers’ quality and performance requirements.

•	Diversifying our customer base and product portfolio

Our acquisition strategy over the last several years has focused on our desire to diversify our business in terms of product offering and customer base. The acquisition of Casabyte Inc. (“Casabyte”), for example, expanded our presence in the fast growing wireless service assurance market. The acquisition of Innocor Ltd. (“Innocor”) strengthened our product offering to meet the development, systems verification testing and production needs of network equipment manufacturers.

•	Focusing on best-in-class operating metrics

Our corporate functions, including Finance, Human Resources, Corporate Marketing, Information Technology, Corporate Development and Legal, support our business segments as they operate in each of their markets. This model provides access to the centralized strength and depth of the corporate services of a larger company, while allowing each business segment to remain focused and responsive to its own market needs. In turn, each of the corporate functions reviews and benchmarks itself against best-in-class services in the high-technology sector.

Although we expect to successfully implement our strategy, internal and/or external factors could impact our ability to meet any, or all, of our objectives. Some of these factors are discussed under “Risk Factors.”

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

In May 2007, we completed the acquisition of Innocor, a provider of broadband test solutions for network equipment manufacturers. The merger strengthened JDSU’s position in the North American lab and production markets and helped grow our business in the EMEA and APAC regions. Innocor is included in our Communications Test and Measurement segment.

In May 2007, we completed the acquisition of Picolight, a designer and manufacturer of optical pluggable transceivers. By acquiring Picolight, we strengthened our position in high-growth pluggable optics for the enterprise market and added an established, vertically integrated manufacturing model. Picolight is included in our Optical Communications segment.

In January 2007, we completed the acquisition of Casabyte, a provider of service quality monitoring solutions for mobile network operations. By acquiring Casabyte, we accelerated our service assurance growth by capitalizing on a number of key assets, including Casabyte’s wireless service quality solutions expertise, technology and established customer relationships. We also plan to leverage our global direct sales organization and other distribution channels to increase Casabyte’s penetration into international markets. Casabyte is included in our Communications Test and Measurement segment.

In May 2006, we completed the acquisition of Test-Um Inc. (“Test-Um”), a provider of home networking test instruments for the FTTx and digital cable markets. By acquiring Test-Um, we expanded our channels for the sale of our broad portfolio of test instruments for broadband access networks, including the recently introduced SmartClass line of instruments. We leveraged Test-Um's network of several hundred distribution partners, making our access test instruments available to the service installation and electrical contractors served by Test-Um. In addition, the acquisition creates new market opportunities for Test-Um's products, available through JDSU's direct sales and service organization serving the largest telecommunications and cable service providers worldwide. Test-Um is included in our Communications Test and Measurement segment.

In November 2005, we completed the acquisition of Agility Communications, Inc. (“Agility”), a provider of widely tunable laser solutions for optical networks. The acquisition solidified our leadership position in the rapidly growing market for tunable lasers and transponders; offered a more efficient path to high volume, high yield, tunable, pluggable solutions when combined with JDSU’s manufacturing scalability, and established JDSU as the broadest end-to-end agile optical network portfolio provider in the marketplace. Agility is included in our Optical Communications segment.

In August 2005, we completed the acquisition of Acterna, Inc. (“Acterna”), a leading worldwide provider of broadband and optical test and measurement solutions for telecommunications and cable service providers and network equipment manufacturers. With this acquisition, we have become a leading provider of broadband test and measurement systems serving an expanded customer base that includes many of the largest 100 telecommunications and cable services providers and system manufacturers worldwide. The combined portfolio of products and services enhanced the deployment of IP-based data, voice, and video services over optical long haul, metro, fiber-to-the-home, DSL, and cable networks. Starting in the first quarter of fiscal 2006, the addition of Acterna’s Test and Measurement business created a new reportable segment of our business.

Please refer to “Note 3. Mergers and Acquisitions” of Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K for further discussion of the acquisitions completed during fiscal 2007, 2006 and 2005.

Restructuring Programs and Divestitures

Since April 2001, we have significantly consolidated the manufacturing of our products based on core competencies, cost efficiency, and alternative manufacturers, where appropriate. Among other things, we continue to strengthen our partnerships with contract manufacturers primarily for our telecommunications, data communications, and laser products. We also are in the process of centralizing in-house manufacturing from North America pertaining to product lines relating to primarily the Optical Communications segment to our lower-cost facility in Shenzhen, China.

In November 2004, we announced a strategic decision to sell our Singapore and Bintan, Indonesia, manufacturing operations to Fabrinet Co. Ltd. (“Fabrinet”), one of our contract manufacturers. The agreement provides us with long-term sourcing guarantees for datacom transceivers.

In April 2005, we announced restructuring programs designed to further reduce the number of manufacturing facilities, in addition to the divestiture or exit from selected businesses and product lines that were not strategic and/or were not capable of meeting our desired profitability goals. This restructuring program included the reduction of headcount at our Santa Rosa facility, the sale of our Fuzhou, China, and Mountain Lakes, New Jersey businesses, the transfer of our manufacturing operations in Ewing, New Jersey and Rochester, Minnesota to a contract manufacturer, and the sale of our CATV product line to a third party.

In September 2005, in further support of our cost reduction program and profitability objectives, we sold our front surface mirror product line.

In November 2005, we took steps to further commit to the consolidation of our manufacturing operations and the transfer of such operations to other of our facilities and to the facilities of our contract manufacturing partners. Specifically, we closed our Rochester, Minnesota facility and announced the transition of products manufactured at our Ottawa site to contract manufacturers and an additional phase of consolidation at our Santa Rosa facility.

In February 2006, we entered into an agreement with Fabrinet to transfer the manufacturing operations in Ottawa, Canada to company facilities in Shenzhen, China, and St. Etienne, France. In addition, certain manufacturing operations were transferred to Fabrinet facilities in Thailand. Non-manufacturing activities at the Ottawa site were unaffected by this agreement.

In May 2007, we announced a plan to reduce headcount related to our Optical Communications business segment by more than 300 people in the fourth quarter of fiscal year 2007.

We have consolidated manufacturing, research and development, sales and administrative facilities through building and site closures. As of June 30, 2007, 21 sites and buildings in North America, Europe and Asia-Pacific have been closed.

We continue to centralize many administrative functions such as information technology, human resources, and finance to take advantage of common processes and controls, and economies of scale.

Our results of operations and financial condition were significantly affected by charges related to our restructuring activities, the write-downs of inventories, and the impairment of our investments and long-lived assets during fiscal 2007, 2006, and 2005. We may not be successful in our manufacturing strategy, and there are many risks to be addressed as described in the “Risk Factors” section.

Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 and the Notes to the Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K for further discussion on these charges.

Research and Development

During fiscal 2007, 2006, and 2005, we incurred research and development expenses of $168.4 million, $155.5 million, and $93.7 million, respectively. The number of employees engaged in research and development was approximately 1,000 as of June 30, 2007 and July 1, 2006, compared to approximately 500 as of July 2, 2005.

We devote substantial resources to research and development to develop new and enhanced products to serve our markets. Once the design of a product is complete, our engineering efforts shift to enhancing both the performance of that product and our ability to manufacture it in volume and at lower cost.

For the optical communications market, we are increasing our focus on the most promising markets while maintaining our capability to provide products throughout the network. We are increasing our emphasis on the next generation AON components and modules, such as ROADMs and tunable devices needed for long-haul, metro, access, local area network, storage area network, and enterprise markets. We are also responding to our customers’ requests for higher levels of integration, including the integration of optics, electronics and software in our modules, subsystems, and circuit packs.

In our communications test and measurement market, we are increasing our focus on the most promising market, the broadband triple-play segment, while maintaining our capability to serve all major network architecture and protocols needs.

In our advanced optical technologies and commercial laser markets, our research and development efforts concentrate on developing more innovative solutions such as economical and commercially suitable light interference micro flakes, color separation filters, solid state lasers, components for optical systems, modules and assemblies to serve the security, biomedical, aerospace and display industries.

Manufacturing

The following table sets forth our major manufacturing locations and the primary products manufactured at each location as of June 30, 2007. Manufacturing facilities and products manufactured by our contract-manufacturing partners (located in California, Texas, Ottawa, China, Indonesia, Singapore, Malaysia, and Thailand) are not included in the table below:

Location	Products

NORTH AMERICA:

Canada:

Kanata, Ontario	Telecommunications test hardware

United States:

Bloomfield, CT	Lithium niobate modulators, wavelength lockers, and electronic drivers for telecommunications

Camarillo, CA	Home networking test hardware

Commerce, CA	Packaging labels for both security and non-security applications

Coral Springs, FL	Color and image enhancement products

Germantown, MD	Communications Test and Measurement products

Indianapolis, IN	Communications Test and Measurement products

Louisville, CO	VCSEL Wafer fabrication for telecommunications

Milpitas, CA	Waveguide wafer fabrication & photonic power products

San Jose, CA	Wafer fabrication (high power lasers, source lasers, detectors), submarine products, CoC testing, and solid state lasers

Santa Rosa, CA	Optical display and projection products, light interference pigments for security and decorative applications, and thin film filters

REST OF WORLD:

China:

Beijing	Light interference pigments for security applications

Shenzhen	Variety of standard optical components and modules, photodetectors, receiver products, erbium doped fiber amplifiers (EDFA), optical circuit packs, differential gain equalizers, high power lasers and source lasers

France:

St. Etienne	Communications Test and Measurement products

Germany:

Eningen	Communications Test and Measurement products

Sources and Availability of Raw Materials

JDSU uses various companies and contract manufacturers to supply parts and components for the manufacture and support of multiple product lines. Although our intention is to establish at least two sources of supply for materials whenever possible, for certain components we do have sole or limited source supply arrangements. We may not be able to procure these components from alternative sources at acceptable prices within reasonable time; therefore the loss or interruption of such arrangements could have an impact on our ability to deliver certain products on a timely basis.

JDSU will continue its initiatives to reduce cost and risk of production interruptions and shortages of components by: (1) selecting and qualifying alternative sources of supplies for key components whenever possible, and (2) maintaining an appropriate safety stock of key components.

Patents and Proprietary Rights

Intellectual property rights that apply to our various products include patents, trade secrets, and trademarks. We do not intend to broadly license our intellectual property rights unless we can obtain adequate consideration or enter into acceptable patent cross-license agreements. As of June 30, 2007, we owned 1,329 U.S. patents and 489 foreign patents, and were processing several hundred pending applications throughout the world.

Backlog

Backlog consists of purchase orders for products for which we have assigned shipment dates within the following 12 months. As of June 30, 2007, our backlog was approximately $342.5 million as compared to $308.1 million at July 1, 2006. Because of possible changes in product delivery schedules and cancellation of product orders and our sales often reflect orders shipped in the same quarter in which they are received, our backlog at any particular date is not necessarily indicative of actual revenue or the level of orders for any succeeding period.

Employees

We employed approximately 7,000 employees as of June 30, 2007, as compared to approximately 7,100 and 5,000 as of July 1, 2006 and July 2, 2005, respectively. Our workforce as of June 30, 2007 included approximately 4,100 employees in manufacturing, 1,000 employees in research and development, 800 employees in general and administrative functions, and 1,100 employees in sales and marketing.

We have never experienced a work stoppage, slowdown or strike. Notwithstanding the reductions in force that have taken place, we consider our employee relations generally to be good.

Similar to other technology companies, particularly those in Silicon Valley, we rely upon our ability to use stock options, Full Value Awards, and other forms of stock-based compensation as key components of our executive and employee compensation structure. Historically, these components have been critical to our ability to retain important personnel and offer competitive compensation packages. Without these components, we would be required to significantly increase cash compensation levels (or develop alternative compensation structures) to retain our key employees.

ITEM 1A. RISK FACTORS

We have a history of net losses, and our future profitability is not assured.

We incurred net losses of $26.3 million, $151.2 million, and $261.3 million in fiscal years 2007, 2006 and 2005, respectively. Factors that may undermine our ability to grow revenues or to achieve future profitability include, among others:

•	uncertain future telecom carrier and cable operator capital and R&D spending levels, which particularly affects our Optical Communications and Communications Test and Measurement segments;

•	fluctuations in demand for, and sales of, our products;

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

•

increasing commoditization of previously differentiated products, principally in the optical communications markets, and the attendant negative effect on average selling prices and profit margins, particularly in our Optical Communications segment;

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

•	revenue declines associated with terminated or divested product lines;

•	continuing redundant costs related to transitioning of manufacturing to low cost locations;

•	continuing high levels of selling, general and administrative, (“SG&A”) expenses; and

•	seasonal fluctuations in revenue from our Communications Test and Measurement segment.

Taken together, these factors limit our ability to predict future profitability levels. While some of these factors may diminish over time as we improve our cost structure and focus on enhancing our product mix, several factors, such as continuous pricing pressure, increasing Asia-based competition, increasing commoditization of previously-differentiated products, a highly concentrated customer base for many of our product lines and seasonal Communications Test and Measurement segment revenue fluctuations, are likely to remain endemic to our businesses. If we fail to achieve profitability expectations, the price of our debt and equity securities, as well as our business and financial condition, may be adversely impacted.

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

Our Communications Test and Measurement Segment is particularly vulnerable to seasonal variations in our business.

The majority of the products in our Communications Test and Measurement segment are subject to significant seasonal fluctuations in demand. Reasons for this seasonal variation include, among other things, the customary capital equipment and research and development buying patterns of the telecommunications carriers and cable service providers, which are the most significant customers for these products. As a consequence, we expect seasonal demand fluctuations to cause significant, periodic variations in our financial results for this reportable segment. Moreover, our overall financial results will be adversely impacted by these seasonal fluctuations to the extent that financial results from our other reportable segments do not offset the declines in our Communications Test and Measurement segment.

Without stability and growth in our non-communications businesses our margins and profitability may be adversely impacted.

The Advanced Optical Technologies segment and Commercial Lasers business unit represents a material, although varying, portion of our total net revenue. Gross margins associated with products in these segments often exceed those from products in the Optical Communications segment. While we believe that actions we have taken in recent years (including, among other things, divestitures and end of life programs associated with certain optics and display products within this segment) have significantly reduced the financial risk, revenue declines associated with Advanced Optical Technologies have had, and may in the future continue to have, a disproportionate impact on total company profitability measures in any quarter. Accordingly, our strategy emphasizes the growth opportunities in all of our reported segments, as we seek to expand our markets and customer base, improve the profitability of our product portfolio and improve time to revenue. Therefore, we are engaged in exploring new investments, strategic partnerships and product opportunities in our Advanced Optical Technologies and Commercial Lasers businesses. Contractions in these markets or our failure to execute programs related to such investments, partnerships and opportunities may significantly harm our business.

Actions to improve our cost structure are costly and risky and the timing and extent of expected benefits is uncertain.

In response to our profitability concerns we are working vigorously to reduce our cost structure. We have taken, and expect to continue to take, significant actions (including site closures, product transfers, asset divestitures and product terminations) in furtherance of this goal. In this regard, during recent years we have initiated several major cost reduction initiatives. These initiatives include the transfer of manufacturing of certain of our products to contract manufacturing partners and our Shenzhen, China, facilities, site consolidations and divestitures, product line and operations divestitures, end of life programs and significant headcount reductions. We expect to continue to take additional, similar actions for the foreseeable future opportunistically. We cannot be certain that these programs will be successful or completed as and when anticipated. These programs are costly, and we have incurred, and will continue to incur, expenses to complete them. In addition, these programs are risky, as they are time-consuming and disruptive to our operations, employees, customers and suppliers, with no guarantee that the expected results (particularly cost savings and profitability expectations) will be achieved as and when projected or that the costs to complete these programs will not increase above expected levels. Cost savings achieved through these programs may not be timely or sufficient enough to offset continuing pricing declines.

If we incur more restructuring-related charges than currently anticipated, our consolidated financial condition and results of operations may be adversely impacted.

Since April 2001, we initiated the Global Realignment Program, or GRP, we have been restructuring our business in response to the economic downturn in our markets. In fiscal year 2007, we recorded total related restructuring charges of $14.7 million. These charges, have adversely affected, and will continue to adversely affect, our results of operations and cash flows for the periods in which such charges have been, or will be, incurred. In the future, we may incur additional charges or write-offs in connection with restructuring initiatives.

We have continuing concerns regarding the manufacture, quality and distribution of our products. These concerns are heightened with new product offerings and when overall demand increases.

Our success depends upon our ability to deliver both our current product offerings and new products and technologies on time and at acceptable cost to our customers. As a technology company, we constantly encounter quality, volume and cost concerns. The following factors are potential contributors to our concerns:

•

our continuing cost reduction programs, which include site consolidations, asset divestitures, product transfers (internally and to contract manufacturers) and employee reductions, require the re-establishment and re-qualification by our customers of complex manufacturing lines, as well as modifications to systems, planning and operational infrastructure. During this process, we have experienced, and continue to experience additional costs, delays in re-establishing volume production levels, planning difficulties, inventory issues, factory absorption concerns, and systems integration problems;

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

•

our dependence on a limited number of vendors for raw materials, packages and standard components, and as such our business and results of operations could be adversely affected by a stoppage or delay of supply, substitution of more expensive or less reliable products, receipt of defective parts or contaminated materials, an increase in the price of such supplies, or our inability to obtain reduced pricing from our suppliers in response to competitive pressures; and

•

new product programs and introductions, which due to their large-scale restricted field testing and lack of production manufacturers with their increased complexity, expose us to yield and product risk internally and with our materials suppliers.

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

We depend on a limited number of contract manufacturers, subcontractors, and suppliers for raw materials, packages and standard components. Some of our products rely on single-source suppliers for critical materials. These products include several of our advanced components, modules and subsystem products across our business. We generally purchase these single or limited source products through standard purchase orders or one-year supply agreements, and we have no long-term guaranteed supply agreements with such suppliers. In addition, many of our important suppliers are small companies facing financial stability, quality, yield, scale or delivery concerns. Some of these companies may be acquired, undergo material reorganizations or become insolvent. Others are larger companies with limited dependency upon our business, resulting in unfavorable pricing, quantity or delivery terms. The recent signs of market stability in our business have exacerbated these concerns as we increase our purchasing to meet our customers’ demands. While we are currently undertaking programs to ensure the long-term strength of our supply chain, we are experiencing and expect to continue to experience, strain on our supply chain and periodic supplier problems. Our business and results of operations could be adversely affected by a stoppage or delay of supply, substitution of more expensive or less reliable products, receipt of defective parts or contaminated materials, an increase in the price of such supplies, or our inability to obtain reduced pricing from our suppliers in response to competitive pressures. In addition, these problems have affected, and will continue to affect, our ability to meet customer expectations. If we do not identify and implement long-term solutions to our supply chain concerns, our customer relationships and business will be materially impacted.

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

•	diversion of management’s attention from normal daily operations of the business;

•	potential difficulties in completing projects associated with in-process research and development;

•	difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

•	insufficient net revenue to offset increased expenses associated with acquisitions;

•	potential loss of key employees of the acquired companies; and

•	difficulty in forecasting revenues and margins.

Acquisitions may also cause us to:

•	issue common stock that would dilute our current shareholders’ percentage ownership;

•	assume liabilities, some of which may be unknown at the time of such acquisitions;

•	record goodwill and non-amortizable intangible assets that will be subject to impairment testing and potential periodic impairment charges;

•	incur amortization expenses related to certain intangible assets;

•	incur large and immediate write-offs of in-process research and development costs; or

•	become subject to litigation.

Mergers and acquisitions of high-technology companies inherently entail risk, and no assurance can be given that our previous or future acquisitions will be successful or will not adversely affect our business, operating results, or financial condition. We are currently devoting substantial resources to the integration of our recent acquisitions, which among other things, requires significant investment in IT systems and infrastructure. Failure to manage and successfully integrate acquisitions could harm our business and operating results in a material way. Even when an acquired company has already developed and marketed products, there can be no assurance that product enhancements will be made in a timely fashion or that all pre-acquisition due diligence will have identified all possible issues that might arise with respect to such products.

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

Our key financial positions are currently staffed. Should we experience turnover or should the demands on our current resources increase due to an increase in the number of complex, non-routine transactions, our internal control over financial reporting could be adversely impacted. This could result in material weaknesses in our internal controls over financial reporting.

Certain of our non-communications related products are subject to governmental and industry regulations, certifications and approvals.

The commercialization of certain of the products we design, manufacture and distribute through our Advanced Optical Technologies segment and Commercial Lasers business unit may be more costly due to required government approval and industry acceptance processes. Development of applications for our light interference and diffractive microflakes may require significant testing that could delay our sales. For example, certain uses in cosmetics may be regulated by the Food and Drug Administration, which has extensive and lengthy approval processes. Durability testing by the automobile industry of our decorative microflakes used with automotive paints can take up to three years. If we change a product for any reason, including technological changes or changes in the manufacturing process, prior approvals or certifications may be invalid and we may need to go through the approval process again. If we are unable to obtain these or other government or industry certifications in a timely manner, or at all, our operating results could be adversely affected.

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

Net revenue from customers outside the Americas accounted for 45%, 39% and 34% of our total net revenue for fiscal 2007, 2006 and 2005, respectively. We expect that net revenue from customers outside North America will continue to account for a significant portion of our total net revenue. Lower sales levels that typically occur during the summer months in Europe and some other overseas markets may materially and adversely affect our business. In addition, the revenues we derive from many of our customers depend on international sales and consequently further expose us to the risks associated with such international sales.

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

We intend to export the majority of the products manufactured at our facilities in China. Previously, upon application to and approval by the relevant governmental authorities, we were not subject to certain Chinese taxes and were exempt from customs duty assessment on imported components or materials when the finished products were exported from China. We are, however, required to pay income taxes in China, subject to certain tax relief. As the Chinese income tax law and trade regulations are in a state of flux, we may become subject to other forms of taxation and duty assessments in China or may be required to pay for export license fees in the future. In the event that we become subject to any increased taxes or new forms of taxation imposed by authorities in China, our results of operations could be materially and adversely affected.

Managing our inventory is complex and may include write-downs of excess or obsolete inventory.

Managing our inventory of components and finished products is a complex task. A number of factors, including the need to maintain a significant inventory of certain components that are in short supply or that must be purchased in bulk to obtain favorable pricing or require long lead times, may result in our maintaining large amounts of inventory. In addition, we base many of our operating decisions, and enter into purchase commitments, on the basis of anticipated revenue trends which are highly unpredictable. Inventory which is not used or expected to be used as and when planned may become excess or obsolete. Any excess or obsolete inventory could also result in sales price reductions and/or inventory write-downs, which historically have adversely affected our business and results of operations.

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

Our acquisition of Acterna created additional burden and risk. The integration of Acterna is of particular concern to our information technology infrastructure due to Acterna’s size and complexity. Converting Acterna’s business processes, data and applications to our standards continues to be a complex and time-consuming task. During this transition period, we are exposed to the risks associated with incompatible and complex reporting systems.

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

We recently remediated certain material weakness in our internal control over financial reporting. Failure to maintain effective internal controls may adversely affect our stock price.

Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud. The SEC, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report by management on the effectiveness of the Company’s internal control over financial reporting in their annual reports on Form 10-K. In addition, our independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of the internal control over financial reporting. The Company has in prior periods identified certain material weaknesses in its internal control over financial reporting. However, we believe the Company remediated those past material weaknesses, and we have not identified any material weaknesses in our internal control over financial reporting for the fiscal year ended June 30, 2007. Although we review our internal control over financial reporting in order to ensure compliance with the Section 404 requirements, if our independent registered public accounting firm is not satisfied with our internal control over financial reporting or the level at which these controls are documented, designed, operated or reviewed, or if our independent registered public accounting firm interprets the requirements, rules and/or regulations differently from our interpretation, then they may decline to attest to management’s assessment or may issue a report that is qualified. This could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact our stock price.

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

Changes in the accounting treatment of our 1% convertible debt instruments could decrease our net income and earnings per share amounts.

New or different accounting pronouncements or regulatory rulings may emerge which could impact the way we are required to account for our convertible debt instruments that would have an adverse impact on our results of operations and earnings per share amount. With respect to our 1% Senior Convertible Notes, we are required under U.S. GAAP as presently in effect to include in outstanding shares for purposes of computing earnings per share only a number of shares underlying the convertible notes that, at the end of a given quarter, have a value in excess of the outstanding principal amount of the convertible notes. This is because of the “net share settlement” feature of the convertible notes, under which we are required to pay the principal amount of the convertible notes in cash. The accounting method for net share settled convertible securities is currently under consideration by the Financial Accounting Standards Board (“FASB”). At its meeting on July 25, 2007, FASB approved the preparation of a FASB staff position (“FSP”) adopting a new method of accounting for net share settled convertible debt instruments under which the debt and equity components of the instrument would be bifurcated and accounted for separately. The change, if enacted, is expected to take effect for fiscal years beginning after December 15, 2007. An exposure draft of the FSP is expected to be released for public comment shortly. If the proposed position is adopted by FASB, it would increase the interest expense reported on our statement of operations and, consequently, reduce our net income and earnings per share amounts.

If we have insufficient proprietary rights or if we fail to protect those we have, our business would be materially harmed.

Our intellectual property rights may not be adequate to protect our products or product roadmaps.

We seek to protect our products and our product roadmaps in part by developing and/or securing proprietary rights relating to those products, including patents, trade secrets, know-how and continuing technological innovation. The steps taken by us to protect our intellectual property may not adequately prevent misappropriation or ensure that others will not develop competitive technologies or products. Other companies may be investigating or developing other technologies that are similar to our own. It is possible that patents may not be issued from any application pending or filed by us and, if patents do issue, the claims allowed may not be sufficiently broad to deter or prohibit others from making, using or selling similar products. We do not own patents in every country in which we sell or distribute our products, and thus others may be able to offer identical products in countries in which we do not have intellectual property protection. In addition, the laws of some territories in which our products are or may be developed, manufactured or sold, including Europe, Asia-Pacific or Latin America, may not protect our products and intellectual property rights to the same extent as the laws of the United States.

Any patents issued to us may be challenged, invalidated or circumvented, and recent Supreme Court precedent may make it easier to invalidate some of our patents than in the past. Additionally, we are currently a licensee in all of our operating segments for a number of third-party technologies, software and intellectual property rights from academic institutions, our competitors and others, and are required to pay royalties to these licensors for the use thereof. Unless we are able to obtain such licenses on commercially reasonable terms, patents or other intellectual property held by others could inhibit our development of new products, impede the sale of some of our current products, substantially increase the cost to provide these products to our customers, and could have a significant adverse impact on our operating results. In the past, licenses generally have been available to us where third-party technology was necessary or useful for the development or production of our products. In the future licenses to third-party technology may not be available on commercially reasonable terms, if at all.

Our products may be subject to claims that they infringe the intellectual property rights of others.

Lawsuits and allegations of patent infringement and violation of other intellectual property rights occur in our industry on a regular basis. We have received in the past, and anticipate that we will receive in the future, notices from third parties claiming that our products infringe third-party proprietary rights. Over the past few years there has been a marked increase in the number and potential severity of third party patent infringement claims, primarily from two distinct sources. First, large technology companies, including some of our customers and competitors, are seeking to monetize their patent portfolios and have developed large internal organizations that have approached us with demands to enter license agreements. Second, numerous patent-holding companies, entities that do not make or sell products (often referred to as “patent trolls”), have claimed that our products infringe upon their proprietary rights.In addition, our markets are extremely competitive and we expect to experience intellectual property infringement disputes with our competitors from time to time. We will continue to respond to these claims in the course of our business operations. In the past, the settlement and disposition of these disputes has not had a material adverse impact on our business or financial condition, however this may not be the case in the future. Further, the litigation or settlement of these matters, regardless of the merit of the claims, could result in significant expense to us and divert the efforts of our technical and management personnel, whether or not we are successful. If we are unsuccessful, we could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology that is the subject of the litigation. We may not be successful in such development, or such licenses may not be available on terms acceptable to us, if at all. Without such a license, we could be enjoined from future sales of the infringing product or products, which could adversely affect our revenues and operating results.

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

We have had numerous lawsuits filed against us asserting various claims, including securities and ERISA class actions and stockholder derivative actions. The results of complex legal proceedings are difficult to predict. Moreover, many of the complaints filed against us do not specify the amount of damages that plaintiffs seek, and we therefore are unable to estimate the possible range of damages that might be incurred should these lawsuits be resolved against us. While we are unable to estimate the potential damages arising from such lawsuits, certain of them assert types of claims that, if resolved against us, could give rise to substantial damages. Thus, an unfavorable outcome or settlement of one or more of these lawsuits could have a material adverse effect on our financial condition, liquidity and results of operations. In particular, the securities class actions discussed in Item 3, “Legal Proceedings,” contained in Part I of this report, claim damages that exceed the total current assets of the Company and thus an unfavorable outcome or settlement of one or more of these securities class action lawsuits could have a substantial material adverse effect on our financial condition, liquidity and results of operations. Even if these lawsuits are not resolved against us, the uncertainty and expense associated with unresolved lawsuits could seriously harm our business, financial condition and reputation. Litigation is costly, time-consuming and disruptive to normal business operations. The costs of defending these lawsuits, particularly the securities class actions and stockholder derivative actions, have been significant, will continue to be costly and may not be covered by our insurance policies. The defense of these lawsuits could also result in continued diversion of our management’s time and attention away from business operations, which could harm our business. For additional information regarding certain of the lawsuits in which we are involved, see Item 3, “Legal Proceedings,” contained in Part I of this report.

If we fail to manage our exposure to worldwide financial and securities markets successfully, our operating results and financial statements could be materially impacted.

We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and prices of marketable equity and fixed-income securities. The primary objective of most of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, a majority of our marketable investments are investment grade, liquid, short-term fixed-income securities and money market instruments denominated in U.S. dollars. A substantial portion of our net revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, some of these activities are conducted in other currencies, primarily Canadian, European and Asian currencies. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, we may enter into foreign currency forward contracts or other hedging instruments. We do not use derivative financial instruments for speculative or trading purposes. The contracts and other hedging instruments are intended to reduce, but not eliminate, the impact of foreign currency exchange rate movements. We do not hedge all of our foreign currency risk and have no plans to do so in the foreseeable future. Because we do not hedge all of our foreign currency exposures and because there is no assurance that our foreign currency hedging activities will be successful, foreign currency gains and losses could have a material adverse effect on our financial results and cash flows.

As of June 30, 2007, we held investments in other public and private companies and had limited funds invested in private venture funds. Such investments represented approximately $3.3 million on our Consolidated Balance Sheets at June 30, 2007. In addition to our investments in public companies, we have in the past made, and expect to continue to make, investments in privately held companies as well as venture capital investments for strategic and commercial purposes. In the past some of the private companies in which we held investments have ceased doing business and have either liquidated or have entered into bankruptcy proceedings. If the carrying value of our investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, we will be required to further write down the value of our investments, which could materially harm our results of operations or financial condition.

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

We issued $475 million of indebtedness in October 2003 and $425 million of indebtedness in May and June, 2006 in the form of senior convertible notes. As of June 30, 2007, $808.0 million of these notes remained outstanding. The issuance of these notes substantially increased our principal payment obligations and we may not have enough cash to repay the notes when due. The degree to which we are leveraged could materially and adversely affect our ability to successfully obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. In addition, the holders of those notes are entitled to convert those notes into shares of our common stock or a combination of cash and shares of common stock under certain circumstances which would cause dilution to our existing stockholders and lower our reported per share earnings.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We own and lease various properties in the United States and in 25 other countries around the world. We use the properties for executive and administrative offices, data centers, product development offices, customer service offices, and manufacturing facilities. Our corporate headquarters of approximately 250,000 square feet are located in Milpitas, California. As of June 30, 2007, our leased and owned properties provided us with aggregate square footage of approximately 2.4 million and 0.8 million, respectively. Larger owned sites include properties located in the United States and Germany. Larger leased sites include properties located in Canada, United States, Germany, and China. We believe that our existing properties, including both owned and leased sites, are in good condition and suitable for the conduct of our business.

From time to time we consider various alternatives related to our long-term facilities needs. While we believe our existing facilities are adequate to meet our immediate needs, it may become necessary to lease, acquire, or sell additional or alternative space to accommodate any future business needs.

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

The complaint in In re JDS Uniphase Corporation Securities Litigation purports to be brought on behalf of a class consisting of those who acquired the Company’s securities from October 28, 1999, through July 26, 2001, as well as on behalf of subclasses consisting of those who acquired the Company’s common stock pursuant to its acquisitions of OCLI, E-TEK, and SDL. Plaintiffs allege that Defendants made material misstatements and omissions concerning demand for the company’s products, improperly recognized revenue, overstated the value of inventory, and failed to timely write down goodwill. The complaint alleges various violations of the federal securities laws, specifically Sections 10(b), 14(a), 20(a), and 20A of the Securities Exchange Act of 1934 and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933. Although the complaint does not specify the amount of damages sought, Plaintiffs stated in recent court filings that they seek more than $20 billion in alleged damages. In January 2005, the Court denied the motion to dismiss claims against the Company, Jozef Straus, Anthony R. Muller, and Charles Abbe, and granted in part and denied in part the motion to dismiss claims against Kevin Kalkhoven. Defendants subsequently filed answers denying liability for the claims asserted against them. On December 21, 2005, the Court granted Plaintiffs’ motion for class certification.

Fact and expert discovery in In re JDS Uniphase Corporation Securities Litigation is complete. Each party has noticed and taken depositions of experts and both party and non-party witnesses. On August 24, 2007, the Court granted in part and denied in part Defendants’ motions for summary judgment and deferred ruling on Plaintiffs’ motion for partial summary judgment. Trial is set to begin on October 22, 2007.

A related securities case, Zelman v. JDS Uniphase Corp., No. C-02-4656 CW (N.D. Cal.), is purportedly brought on behalf of a class of purchasers of debt securities that were allegedly linked to the price of JDSU’s common stock. The Zelman complaint alleges that the debt securities were issued by an investment bank during the period from March 6, 2001 through July 26, 2001. The complaint names the Company and several of its former officers and directors as Defendants, alleges violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5, and seeks unspecified damages. On August 26, 2005, Defendants answered the complaint. On November 16, 2005, the Court granted Plaintiffs’ motion for class certification, which Defendants had not opposed. Fact discovery in the Zelman action is substantially complete. A case management conference is scheduled for November 13, 2007. No trial date has been set.

On January 29, 2007, another securities action was filed in the Northern District of California against the Company, Dr. Straus, and Messrs. Muller, Abbe, and Kalkhoven. That action, Central States Southeast and Southwest Areas Pension Fund v. JDS Uniphase Corp., No. 07-0584 CW, is based on allegations similar to those made in In re JDS Uniphase Corporation Securities Litigation and asserts claims under Sections 10(b), 14(a), and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933. The Central State complaint seeks unspecified damages on behalf of a pension fund that purportedly purchased Company securities between October 28, 1999, and July 26, 2001, and elected to opt-out of participation in In re JDS Uniphase Corporation Securities Litigation. On February 14, 2007, the Central States action was deemed related to In re JDS Uniphase Corporation Securities Litigation and was assigned to Judge Claudia Wilken. A case management conference in the Central States action is scheduled for October 23, 2008, and trial is set to begin on January 26, 2009.

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

In the California state derivative action, In re JDS Uniphase Corporation Derivative Litigation, Master File No. CV806911 (Santa Clara Super. Ct.), the complaint asserts claims for breach of fiduciary duty, waste of corporate assets, abuse of control, gross mismanagement, unjust enrichment, and constructive fraud purportedly on behalf of the Company and certain of its current and former officers and directors. The complaint also asserts claims for violation of California Corporations Code Sections 25402 and 25502.5 against defendants who sold the Company’s stock and asserts claims for breach of contract, professional negligence, and negligent misrepresentation against the Company’s former auditor, Ernst & Young LLP. The complaint seeks unspecified damages. On February 13, 2007, the Court granted the parties’ request to stay the California derivative action and the shareholder inspection demand action brought by the plaintiff in the California derivative action. At a case management conference on August 24, 2007, the Court ordered the parties to submit briefing on whether the California derivative action should remain stayed pending resolution of In re JDS Uniphase Corporation Securities Litigation and whether a trial is needed to resolve the shareholder inspection demand action. A hearing on those issues and further case management conferences in both actions are scheduled for September 21, 2007.

No activity has occurred in Cromas v. Straus, Civil Action No. 19580 (Del. Ch. Ct.), the Delaware derivative action, since our last quarterly filing as of March 31, 2007.

The OCLI and SDL Shareholder Actions:

Plaintiffs purporting to represent the former shareholders of OCLI and SDL have filed suit against the former directors of those companies, asserting that they breached their fiduciary duties in connection with the events alleged in the securities litigation against the Company. Plaintiffs in the OCLI action, Pang v. Dwight, No. 02-231989 (Sonoma Super. Ct.), purport to represent a class of former shareholders of OCLI who exchanged their OCLI shares for JDSU shares when JDSU acquired OCLI. The complaint names the former directors of OCLI as Defendants, asserts causes of action for breach of fiduciary duty and breach of the duty of candor, and seeks unspecified damages. On March 4, 2007, the parties signed a memorandum of understanding regarding a settlement of the OCLI action. The Plaintiffs in the SDL action, Cook v. Scifres, Master File No. CV814824 (Santa Clara Super. Ct.), purport to represent a class of former shareholders of SDL who exchanged their SDL shares for JDSU shares when the Company acquired SDL. Plaintiffs filed an amended complaint on November 20, 2006. The complaint names the former directors of SDL as Defendants, asserts causes of action for breach of fiduciary duty and breach of the duty of disclosure, and seeks unspecified damages. On March 6, 2007, the Court overruled Defendants’ demurrer to that complaint. A case management conference is scheduled for September 21, 2007. Limited discovery in the SDL action has occurred. No trial date has been set in either the OCLI or SDL action.

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

Plaintiffs filed a second amended complaint on June 30, 2006. Defendants answered the complaint on July 6, 2006, and JDSU asserted counterclaims for breach of contract. The Court dismissed those counterclaims on September 11, 2006. On December 15, 2006, defendants moved for summary judgment on the ground that the named plaintiffs lacked standing. On the same day, plaintiffs moved for class certification. On April 24, 2007, the Court denied defendants’ motion for summary judgment as to plaintiff Douglas Pettit, deferred ruling on the motion for summary judgment as to plaintiff Eric Carey, and deferred ruling on plaintiffs’ motion for class certification. Both sides have taken discovery. Trial is set to begin on September 12, 2008.

The Company believes that the factual allegations and circumstances underlying these securities actions, derivative actions, the OCLI and SDL class actions, and the ERISA class actions are without merit. The expense of defending these lawsuits has been costly, will continue to be costly, and could be quite significant and may not be covered by our insurance policies. The defense of these lawsuits could also result in continued diversion of our management’s time and attention away from business operations which could prove to be time consuming and disruptive to normal business operations. An unfavorable outcome or settlement of this litigation could have a material adverse effect on the Company’s financial position, liquidity or results of operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Stock Market under the symbol “JDSU” and our exchangeable shares of JDS Uniphase Canada Ltd. are traded on the Toronto Stock Exchange under the symbol “JDU.” Holders of exchangeable shares may tender their holdings for common stock on a one-for-one basis at any time. As of July 27, 2007, we had 219,074,199 shares of common stock outstanding, including 5,933,861 exchangeable shares. The closing price on July 27, 2007 was $14.16 for the common stock and Canadian $15.15 for the exchangeable shares. The following table summarizes the high and low closing sales prices for our common stock as reported on the NASDAQ Stock Market during fiscal 2007 and 2006. These prices reflect a 1-for-8 reverse stock split effected on October 16, 2006.

	High	Low
Fiscal 2007:
Fourth Quarter	$16.98	$12.51
Third Quarter	17.93	14.90
Second Quarter	19.37	14.04
First Quarter	21.20	16.40

Fiscal 2006:
Fourth Quarter	$33.04	$18.64
Third Quarter	33.44	19.36
Second Quarter	22.40	15.20
First Quarter	17.76	11.92

As of July 27, 2007, we had 3,927 holders of record of our common stock and exchangeable shares. We have not paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

STOCK PERFORMANCE GRAPH

The information contained in the following graph shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the 1934 Securities Exchange Act, as amended, except to the extent that the Company specifically incorporates it by reference in such filing.

The following graph and table set forth the Company’s total cumulative Stockholder return of an investment of $100 in June 2002 and ending June 2007 in: (i) the Company’s Common Stock, (ii) the S&P 500 Index, (iii) the NASDAQ Stock Market (U.S.) Index and, (iv) the NASDAQ Telecommunications Index. Total return assumes reinvestment of dividends. Historical stock price performance is not necessarily indicative of future stock price performance.

	6/02	6/03	6/04	6/05	6/06	6/07
JDS Uniphase Corporation	100.00	130.97	141.95	56.93	94.76	62.87
S&P 500	100.00	100.25	119.41	126.96	137.92	166.32
NASDAQ Composite	100.00	109.91	139.04	141.74	155.82	191.32
NASDAQ Telecommunications	100.00	122.90	196.34	176.57	187.77	251.71

ITEM 6. SELECTED FINANCIAL DATA

This table sets forth selected financial data of JDSU, in millions, except share and per share amounts, for the periods indicated. This data should be read in conjunction with and is qualified by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Annual Report on Form 10-K and our audited consolidated financial statements, including the notes thereto and our independent registered public accounting firms' reports thereon and the other financial information included in Item 8 of this Form 10-K. The selected data in this section are not intended to replace the consolidated financial statements included in this report.

	Years Ended
	June 30, 2007	July 1, 2006(1)	July 2, 2005	July 3, 2004	July 4, 2003
Consolidated Statement of Operations Data:
Net revenue	$1,396.8	$1,204.3	$712.2	$635.9	$675.9
Gross profit	472.0	340.5	112.2	135.9	55.4
Amortization of goodwill and other intangibles	26.8	24.4	6.4	6.1	19.8
Acquired in-process research and development	5.1	20.3	1.1	2.6	0.4
Reduction of goodwill and intangibles and loss on long-lived assets	7.8	28.0	85.3	52.3	393.6
Restructuring charges	14.7	35.0	18.2	11.5	121.3
Total operating expense	591.2	588.5	362.0	316.7	956.1
Loss from operations	(119.2)	(248.0)	(249.8)	(180.8)	(900.7)
Net loss	(26.3)	(151.2)	(261.3)	(115.5)	(933.8)
Net loss per share - basic and diluted	(0.12)	(0.73)	(1.45)	(0.64)	(5.28)

	Years Ended
	June 30, 2007	July 1, 2006(1)	July 2, 2005	July 3, 2004	July 4, 2003
Consolidated Balance Sheet Data:
Cash, cash equivalents, short-term investments, and restricted cash	$1,142.7	$1,238.6	$1,304.5	$1,545.9	$1,234.1
Working capital	1,312.8	1,382.6	1,350.9	1,539.5	1,168.4
Total assets	3,025.3	3,065.1	2,089.9	2,392.2	2,137.8
Long-term obligations	941.9	1,059.1	519.4	508.9	16.3
Total stockholders’ equity	1,735.5	1,583.6	1,329.7	1,571.1	1,671.1

(1)	(a) Effective July 3, 2005, the first day of fiscal 2006, we adopted Statement of Financial Accounting Standard No. 123, “Share-Based Payment (Revised 2004)” (“SFAS 123(R)”) on a modified prospective basis. As a result, we have included stock-based compensation costs in our results of operations starting fiscal 2006.

(b) On August 3, 2005, we acquired Acterna, Inc. (“Acterna”) in a transaction accounted for as a purchase. The Consolidated Statement of Operations for fiscal 2006 included the results of operations from Acterna subsequent to August 3, 2005 and the Consolidated Balance Sheet as of July 1, 2006 included the Acterna’s financial position.

(c) On May 17, 2006, we completed an offering of $375 million aggregate principal amount of 1% Senior Convertible Notes due 2026. On June 5, 2006, we sold an additional $50 million aggregate principal amount of the notes which were issued upon the exercise by the initial purchasers of an over-allotment option granted by JDSU. The sale of the additional notes brought the total aggregate principal amount of 1% Senior Convertible Notes outstanding to $425 million. Both transactions are included in the Consolidated Balance Sheet as of July 1, 2006.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Industries and Developments

We are committed to enabling broadband and optical innovation in the communications and commercial markets. We are also a leading provider of communications test and measurement solutions and optical products for telecommunications service providers, cable operators, and network equipment manufacturers. Furthermore, we are a leading provider of innovative optical solutions for medical/environmental instrumentation, semiconductor processing, display, brand authentication, aerospace, defense, and decorative applications. As of June 30, 2007, we employed approximately 7,000 employees worldwide.

Our Optical Communications segment consists generally of:

•	Optical components and modules sold to OEM suppliers of enterprise and storage solutions, such as Cisco, EMC, Emulex, Hewlett-Packard, IBM, Brocade, QLogic, and Sun Microsystems.

•

Optical components, modules and sub-systems sold to OEM providers to communications network carriers, such as Alcatel-Lucent, Ciena, Cisco, Ericsson, Fujitsu, Huawei, Nortel, and Nokia Siemens Networks.

Our Communications Test and Measurement segment consists generally of:

•

Lab and production test platforms used in the design, performance, and interoperability testing of network equipment for all major and emerging core, metro, cable, and access network technologies for customers such as Alcatel-Lucent, Ciena, Cisco, Huawei, Fujitsu, Nortel, Motorola, and Nokia Siemens Networks.

•

Field test instrumentation and software used in the installation, provisioning, and maintenance of broadband voice, video, and data communication services for customers such as AT&T, China Telecom, Comcast, Deutsche Telecom, Telefonica, Telmex, and Verizon.

•	Network and service assurance systems used to monitor and troubleshoot network performance and to optimize quality of service for customers such as Bell Canada, British Telecom, and TimeWarner.

Our Advanced Optical Technologies segment consists generally of:

•	Precise, high performance optical thin-film coatings used in medical/environmental instrumentation and optical sensors for aerospace and defense applications.

•	Optically-based color-shifting solutions utilized for security purposes in currencies and other documents, anti-counterfeiting devices and decorative surface treatments.

Our All Other, Commercial Lasers segment consists generally of:

•	Laser subsystems used in biotech instrumentation, semiconductor inspection, electronic material processing and precision machining.

•	Our innovative Photonic Power delivery system used to drive sensors, gauges, actuators, low power communications devices, and nanotechnology.

Overall, our optical communications markets are notable for, among other things, their high concentration of customers at each level of the industry, extremely long design cycles and increasing competition from Asian (principally China-based) suppliers. One consequence of a highly concentrated customer base and increasing Asian competition is systemic pricing pressure at each level of the industry. Large capital investment requirements, long return on investment periods, uncertain business models and complex and shifting regulatory hurdles, among other things, currently combine to limit opportunities for new carriers and their system suppliers to emerge. Thus, we expect that high customer concentration, the attendant pricing pressure, and other effects on our communications markets will remain for the foreseeable future. Long design cycles mean that considerable resources must be spent to design and develop new products with limited visibility relative to the ultimate market opportunity for the products (pricing and volumes) or the timing thereof.

As a supplier of components and modules to the telecommunications industry, we feel these effects most acutely, as system designs must first be initiated at the carrier level, communicated to the systems provider and then communicated to us and our competitors. During system design periods, shifts in economic, industry, customer or consumer conditions could and often do cause redesigns, delays or even cancellations to occur. Communications industry design cycles are often challenging for companies without the financial and infrastructural resources to sustain the long periods between project initiation and revenue realization.

The advanced optical technologies markets and the laser business, while more diverse, share some of the customer concentration and design cycle attributes of our communications markets.

We are working aggressively on strategies to expand our products, customers and distribution channels for several of our core competencies in these areas in order to, among other things, reduce our exposure to customer concentration and long design cycles across our company. As part of this strategy, we have expanded into the communications test and measurement segment, which has expanded our customer base and distribution significantly.

On May 16, 2007, we completed the acquisition of Innocor Ltd. (“Innocor”), a provider of broadband test solutions for network equipment manufacturers. The merger strengthened our position in the North American lab and production markets and helped grow our business in the EMEA and APAC regions. Innocor is included in our Communications Test and Measurement segment.

On May 29, 2007, we completed the acquisition of Picolight, Inc. (“Picolight”), a designer and manufacturer of optical pluggable transceivers. By acquiring Picolight, we strengthened our position in high-growth pluggable optics for the enterprise market and added an established, vertically integrated manufacturing model. Picolight is included in our Optical Communications segment.

On January 23, 2007, we completed the acquisition of Casabyte Inc. (“Casabyte”), a provider of service quality monitoring solutions for mobile network operations. Service assurance solutions enable network operators to identify, troubleshoot and prevent network degradation that can impair voice, data, video and mobile service quality. By acquiring Casabyte, we expect to accelerate our service assurance growth by capitalizing on a number of key assets, including Casabyte’s wireless service quality solutions expertise, technology and established customer relationships. We also plan to leverage our global direct sales organization and other distribution channels to increase Casabyte’s penetration into international markets. Casabyte is included in our Communications Test and Measurement segment.

On May 4, 2006, we completed the acquisition of Test-Um Inc. (“Test-Um”), a provider of home networking test instruments for the FTTx and digital cable markets. By acquiring Test-Um, we expanded our channels for the sale of our broad portfolio of test instruments for broadband access networks, including the recently introduced SmartClass line of instruments. We leveraged Test-Um's network of several hundred distribution partners, making our access test instruments available to the service installation and electrical contractors served by Test-Um today. In addition, the acquisition creates new market opportunities for Test-Um's products, which is available through JDSU's direct sales and service organization serving the largest telecommunications and cable service providers worldwide. Test-Um is included in our Communications Test and Measurement segment.

On November 30, 2005, we completed the acquisition of Agility Communications, Inc. (“Agility”), a provider of widely tunable laser solutions for optical networks. The acquisition solidified our leadership position in the rapidly growing market for tunable lasers and transponders; offer an optimal path to high volume, high yield, tunable, pluggable solutions when combined with JDSU’s manufacturing scalability; establish JDSU as the broadest end-to-end agile optical network portfolio provider in the marketplace. Agility is included in our Optical Communications segment.

On August 3, 2005, we completed the acquisition of Acterna, Inc. (“Acterna”), a leading worldwide provider of broadband and optical test and measurement solutions for telecommunications and cable service providers and network equipment manufacturers. Beginning in the first quarter of fiscal 2006, the addition of Acterna created a new reportable segment to our business, the Communications Test and Measurement segment. One attribute of this segment is considerable seasonal revenue variability. We expect this seasonality to continue for the foreseeable future, impacting our Communications Test and Measurement financial results, our overall product mix, and financial performance.

Major business developments during fiscal 2007 include:

•

Net revenue in fiscal 2007 increased 16%, or $192.5 million, to $1,396.8 million from $1,204.3 million in fiscal 2006. Net revenue in fiscal 2007 consisted of $512.1 million, or approximately 37% of net revenue, from Optical Communications, $619.2 million, or approximately 44% of net revenue, from Communications Test and Measurement, $170.0 million, or approximately 12% of net revenue, from Advanced Optical Technologies, and $95.9 million, or approximately 7% of net revenue, from Commercial Lasers and other. Communications Test and Measurement net revenue includes $(0.4) million of deferred revenue that is eliminated from consolidated revenue as a result of purchase accounting adjustments.

•

Gross profit in fiscal 2007 increased to 34% from 28% in fiscal 2006. The improvement in gross margin was primarily related to the increased gross profit of Communications Test and Measurement, an increase in Optical Communications’ sales volume, and the impact of our on-going manufacturing cost reduction programs.

•	Our combined research and development (“R&D”) and selling, general and administrative (“SG&A”) expenses, as a percent of net revenue, were flat at 38% and 40% in fiscal 2007 and 2006, respectively.

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

SFAS No. 157

In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), to provide enhanced guidance when using fair value to measure assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 applies whenever other pronouncements require or permit assets or liabilities to be measured at fair value and, while not requiring new fair value measurements, may change current practices. SFAS 157 is effective beginning fiscal year 2009. We are currently evaluating the impact SFAS 157 will have on our consolidated financial statements.

FIN 48

In June 2006, FASB issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FAS No. 109)” (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, it is determined whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criteria. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in (a) an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, (b) a reduction in a deferred tax asset or an increase in a deferred tax liability or (c) both (a) and (b). Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be de-recognized in the first subsequent financial reporting period in which that threshold is no longer met. Use of a valuation allowance as described in FAS No. 109 is not an appropriate substitute for the de-recognition of a tax position. The requirement to assess the need for a valuation allowance for deferred tax assets based on sufficiency of future taxable income is unchanged by this interpretation. This Interpretation is effective for fiscal years beginning after December 15, 2006. We will implement FIN 48 in the first quarter of fiscal year 2008 and have not yet determined the effects that FIN 48 will have to our Consolidated Balance Sheet and statement of operations.

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

Revenue Recognition

We recognize revenue when it is realized or realizable and earned. We consider revenue realized or realizable and earned when it has persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Delivery does not occur until products have been shipped or services have been provided to the client, risk of loss has transferred to the client and client acceptance has been obtained, client acceptance provisions have lapsed, or we have objective evidence that the criteria specified in the client acceptance provisions have been satisfied. In situations where a formal acceptance is required but the acceptance only relates to whether the product meets its published specifications, revenue is generally recognized upon shipment provided all other revenue recognition criteria are met. The sales price is not considered to be fixed or determinable until all contingencies related to the sale have been resolved.

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

Multiple-Element Arrangements

We enter into multiple-element revenue arrangements, which may include any combination of hardware, software and services. Certain of our networking and communications products are integrated with software that is not considered more than incidental to the functionality of the equipment. We believe that this equipment is not considered software related and would therefore be excluded from the scope of American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) No. 97-2, "Software Revenue Recognition" (“SOP 97-2”). Accordingly, we allocate the fair value of the equipment when sold with software according to the FASB Emerging Issues Task Force Abstracts No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). The value of the arrangement, less the allocated hardware is then considered within the scope of SOP 97-2.

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

If these criteria are not met, revenue is deferred until the earlier of when such criteria are met or when the last undelivered element is delivered. If there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the arrangement consideration is allocated to the separate units of accounting based on each unit's relative fair value. There may be cases, however, in which there is objective and reliable evidence of fair value of the undelivered item(s) but no such evidence for the delivered item(s). In those cases, the residual method is used to allocate the arrangement consideration. Under the residual method, the amount of consideration allocated to the delivered item(s) equals the total arrangement consideration less the aggregate fair value of the undelivered item(s). The revenue policies described below are then applied to each unit of accounting, as applicable.

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

If these criteria are not met, the revenue is deferred until the earlier of when such criteria are met or when the last undelivered element is delivered. If there is VSOE for all units of accounting in an arrangement, the arrangement consideration is allocated to the separate units of accounting based on each unit's relative VSOE. There may be cases, however, in which there is VSOE of the undelivered item(s) but no such evidence for the delivered item(s). In these cases, the residual method is used to allocate the arrangement consideration. Under the residual method, the amount of consideration allocated to the delivered item(s) equals the total arrangement consideration less the aggregate VSOE of the undelivered elements. Our assessment of VSOE for each undelivered element is primarily determined via contract specific substantive renewal rates. Changes to the elements in an arrangement and our ability to establish vendor-specific objective evidence for those elements could affect the timing of the revenue recognition.

Allowances for Doubtful Accounts

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

Stock-based Compensation

We estimate the fair value of equity awards granted using the Black-Scholes-Merton option-pricing formula and a single option award approach. This option-pricing model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility assumption was determined using a combination of historical and implied volatility of our common stock. We believe that using a combination of historical and market-based implied volatility from traded options on JDSU common stock is a better indicator of expected volatility and future stock price trends than relying solely on historical volatility. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. When estimating forfeitures, we consider voluntary termination behavior as well as future workforce reduction programs. Estimated forfeiture rates are trued-up to actual forfeiture as the stock-based awards vest. The total fair value of the equity awards, net of forfeiture, is recorded on a straight-line basis (except for performance based Full Value Awards which are amortized based upon graded vesting method) over the requisite service periods of the awards, which is generally the vesting period.

Inventory Valuation

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

Goodwill Valuation

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

Application of the goodwill impairment test requires judgments. They include the identification of the reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, determining the fair value of each reporting unit, forecasting of future operating results used in the preparation of the estimated future cash flows, including forecasted revenues and costs, timing of overall market growth and our percentage of that market, discount rates and growth rates in terminal values.

Long-lived asset valuation (property, plant and equipment and intangible assets)

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

Long-lived assets held for sale

We classify long-lived assets as held for sale when certain criteria are met, including: management’s commitment to a plan to sell the assets; the availability of the assets for immediate sale in their present condition; whether an active program to locate buyers and other actions to sell the assets has been initiated; whether the sale of the assets is probable and their transfer is expected to qualify for recognition as a completed sale within one year; whether the assets are being marketed at reasonable prices in relation to their fair value; and how unlikely it is that significant changes will be made to the plan to sell the assets. Long-lived assets held for sale are classified as other current assets in the Consolidated Balance Sheets.

We measure long-lived assets to be disposed of by sale at the lower of carrying amounts or fair value less cost to sell. Fair value is determined using quoted market prices or the anticipated cash flows discounted at a rate commensurate with the risk involved.

Income Taxes

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

Warranty Accrual

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

Restructuring Accrual

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

Pension and Other Postretirement Benefits

The funded status of our retirement-related benefit plans is recognized in the Consolidated Balance Sheets. The funded status is measured as the difference between the fair value of plan assets and the benefit obligation at fiscal year end, the measurement date. For defined benefit pension plans, the benefit obligation is the projected benefit obligation (PBO) and for the nonpension postretirement benefit plan the benefit obligation is the accumulated postretirement benefit obligation (APBO). The PBO represents the actuarial present value of benefits expected to be paid upon retirement. The APBO represents the actuarial present value of postretirement benefits attributed to employee services already rendered. The fair value of plan assets represents the current market value of cumulative company contributions made to an irrevocable trust fund, held for the sole benefit of participants, which are invested by the trust fund. Underfunded plans, with the benefit obligation exceeding the fair value of plan assets, are aggregated and recorded as a retirement and nonpension postretirement benefit obligation equal to this excess. The current portion of the retirement-related benefit obligation represents the actuarial present value of benefits payable in the next 12 months in excess of the fair value of plan assets, measured on a plan-by-plan basis. This liability is recorded in other current liabilities in the Consolidated Balance Sheets.

(Gains)/losses and prior service cost/(credit) not recognized as a component of net periodic pension cost/(income) in the Consolidated Statement of Operations as they arise are recognized as a component of accumulated other comprehensive income in the Consolidated Balances Sheets, net of tax. Those (gains)/losses and prior service cost/(credit) are subsequently recognized as a component of net periodic pension period cost/(income) pursuant to the recognition and amortization provisions of applicable accounting standards. (Gains)/losses arise as a result of differences between actual experience and assumptions or as a result of changes in actuarial assumptions. Prior service cost/(credit) represents the cost of benefit improvements attributable to prior service granted in plan amendments.

Net periodic pension cost/(income) is recorded in the Consolidated Statement of Operations and includes service cost, interest cost, expected return on plan assets, amortization of prior service cost and (gains)/losses previously recognized as a component of accumulated other comprehensive income. Service cost represents the actuarial present value of participant benefits earned in the current year. Interest cost represents the time value of money cost associated with the passage of time. Certain events, such as changes in employee base, plan amendments and changes in actuarial assumptions, result in a change in the benefit obligation and the corresponding change in other comprehensive income. The result of these events is amortized as a component of net periodic cost/(income) over the service lives of the participants, provided such amounts exceed thresholds which are based upon the benefit obligation or the value of plan assets.

The measurement of the benefit obligation and net periodic pension cost/(income) is based on our estimates and actuarial valuations provided by third-party actuaries which are approved by our management. These valuations reflect the terms of the plans and use participant-specific information such as compensation, age and years of service, as well as certain assumptions, including estimates of discount rates, expected return on plan assets, rate of compensation increases, and mortality rates. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions that may be required under new legislation, or accounting pronouncements, or otherwise may materially affect our pension and other post-retirement obligations and our future expense.

Loss Contingencies

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

Out of Period Adjustments

In fiscal 2007, we recorded adjustments primarily related to retention bonuses, interest expense, manufacturing, and inventory. These adjustments resulted in additional net loss of $1.5 million recorded in the current fiscal year. As a result of these adjustments, the operating loss for fiscal 2007 increased by $3.9 million and was partially offset by $2.4 million related to adjustments for interest expense, tax provision, and foreign exchange. There was a negative impact on net loss per share of $0.01 in fiscal 2007 from these adjustments.

In fiscal 2006, we recorded adjustments primarily related to restructuring charges, asset retirement obligations, and deferred rent expenses. These adjustments resulted in additional net loss of $6.3 million recorded in fiscal 2006. As a result of these adjustments, the operating loss for fiscal 2006 increased by $7.7 million and was partially offset by $1.4 million in gains on investments. There was a negative impact on net loss per share of $0.04 in fiscal 2006 from these adjustments.

In fiscal 2005, we recorded adjustments primarily related to foreign currency translation and legal expenses. These adjustments resulted in additional net loss of $8.5 million recorded in fiscal 2005. As a result of these adjustments, the operating loss for fiscal 2005 increased by $0.9 million. The adjustments for currency translation, and foreign exchange resulted in an additional increase of net loss of $7.6 million. There was a negative impact on net loss per share of $0.05 in fiscal 2005 from these adjustments.

Management and the Audit Committee believe that such amounts are not material to the current and previously reported financial statements.

Results of Operations

The results of operations for the current period are not necessarily indicative of results to be expected for future years. The following table sets forth the components of our Consolidated Statements of Operations as a percentage of net revenue:

	Years Ended
	June 30, 2007	July 1, 2006	July 2, 2005
Net revenue	100%	100%	100%
Cost of sales	63	69	82
Amortization of acquired developed technologies	3	3	2

Gross profit	34	28	16

Operating expenses:
Research and development	12	13	13
Selling, general and administrative	26	27	22
Amortization of other intangibles	2	2	1
Acquired in-process research and development	—	2	—
Reduction of goodwill	—	2	8
Reduction of intangibles and loss on long-lived assets	1	—	4
Restructuring charges	1	3	3

Total operating expenses	42	49	51

Loss from operations	(8)	(21)	(35)
Interest and other income	5	2	(4)
Interest expense	(1)	—	—
Gain on sale of investments	2	6	3

Loss before income taxes	(2)	(13)	(36)
Provision of (benefit for) income taxes	—	—	1

Net loss	(2)%	(13)%	(37)%

Financial Data for Fiscal 2007, 2006, and 2005

The following table summarizes selected Consolidated Statement of Operations items (in millions, except for percentages):

	2007	2006	Change	Percentage Change	2006	2005	Change	Percentage Change
Net revenue	$1,396.8	$1,204.3	$192.5	16%	$1,204.3	$712.2	$492.1	69%

Gross profit	472.0	340.5	131.5	39%	340.5	112.2	228.3	203%
Percentage of net revenue	34%	28%			28%	16%

Research and development	168.4	155.5	12.9	8%	155.5	93.7	61.8	66%
Percentage of net revenue	12%	13%			13%	13%

Selling, general and administrative	368.4	325.3	43.1	13%	325.3	157.3	168.0	107%
Percentage of net revenue	26%	27%			27%	22%

Amortization of other intangibles	26.8	24.4	2.4	10%	24.4	6.4	18.0	281%
Percentage of net revenue	2%	2%			2%	1%

Acquired in-process research and development	5.1	20.3	(15.2)	-75%	20.3	1.1	19.2	1745%
Percentage of net revenue	—	2%			2%	—

Reduction of goodwill	—	22.4	(22.4)	-100%	22.4	53.7	(31.3)	-58%
Percentage of net revenue	—	2%			2%	8%

Reduction of other long-lived assets	7.8	5.6	2.2	39%	5.6	31.6	(26.0)	-82%
Percentage of net revenue	1%	—			—	4%

Restructuring charges	14.7	35.0	(20.3)	-58%	35.0	18.2	16.8	92%
Percentage of net revenue	1%	3%			3%	3%

Net Revenue

Net revenue in fiscal 2007 increased 16%, or $192.5 million, to $1,396.8 million from $1,204.3 million in fiscal 2006. The increase is primarily due to an increased demand for our Communications Test and Measurement products including telecom and cable operators. Revenue growth also includes increased demand for certain of our Optical Communications products including Modulators, Submarines, Tunable Transponders, ROADMS, Passive Components and Circuit Packs. There were also growth in our Commercial Lasers products including High Power Lasers, Solid State Lasers, Integrated Photonics products, and Tunable Lasers. Demands for our Document Authentication products in the Advanced Optical Technologies segment also increased. Revenue growth is also the result of recent acquisitions. The increase in net revenue was partially offset by a decrease in our Custom Optics business unit in the Advanced Optical Technologies segment due to our decision to exit non-core and unprofitable product lines.

Net revenue in fiscal 2006 increased 69%, or $492.1 million, to $1,204.3 million from $712.2 million in fiscal 2005. The increase in net revenue between fiscal 2005 and 2006 was primarily due to acquisitions and an increase in demand of our Agile Optical Network (AON) products, including Reconfigurable Optical Add/Drop Multiplexers (ROADM), optical switches, blockers, and tunables. Fiscal 2006 acquisitions included Acterna in August 2005, Agility in November 2005, and Lightwave in May 2005. The increase in net revenue was partially offset by a decrease in net revenue in our custom optics business unit due to our decision to exit non-core and unprofitable product lines.

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

We operate primarily in three geographic regions: Americas, Europe and Asia. The following table presents net revenue by geographic regions (in millions):

	Years Ended
	June 30, 2007	July 1, 2006	July 2, 2005
Net revenue:
Americas	$766.8	$736.2	$466.6
Europe	376.0	283.1	132.4
Asia-Pacific	254.0	185.0	113.2

Total net revenue	$1,396.8	$1,204.3	$712.2

Net revenue from customers outside the Americas represented 45%, 39%, and 34% of net revenue for the fiscal years ended 2007, 2006, and 2005, respectively. Net revenue was assigned to geographic regions based on the customers’ shipment locations. We expect revenue from international customers to continue to be an important part of our overall net revenue and an increasing focus for net revenue growth.

During fiscal 2007, 2006, and 2005, no one single customer accounted for more than 10% of net revenue.

Gross Profit

Gross profit in fiscal 2007 increased 39%, or $131.5 million, to $472.0 million from $340.5 million in fiscal 2006. The increase is primarily due to gross profit increase in our Communications Test and Measurement segment, mostly from increase in sales in Cable and Fiber Optics. Additional gross profit increase is in Optical Communications, primarily from an increase in sales volume and savings from our on-going manufacturing cost reduction programs. This increase in gross profit was partially offset by small increase in amortization expense of acquired developed technologies, purchase accounting adjustments recognized in fiscal 2006. Gross profit excluding amortization expense of acquired developed technologies in fiscal 2007 increased 36%, or $135.3 million; to $512.2 million from $376.9 million in fiscal 2006.

Gross profit in fiscal 2006 increased 203%, or $228.3 million, to $340.5 million from $112.2 million in fiscal 2005. The increase was primarily due to the addition of our Communications Test and Measurement segment, additional gross profit in Optical Communications from an increase in sales volume and savings from our on-going manufacturing cost reduction programs. This increase in gross profit was partially offset by an increase in amortization expense of acquired developed technologies, and purchase accounting adjustments due to the acquisitions of Acterna in August 2005 and Agility in November 2005, and additional compensation expenses of $3.3 million related to the adoption of SFAS 123(R). Gross profit excluding amortization expense of acquired developed technologies in fiscal 2006 increased 200%, or $251.3 million, to $376.9 million from $125.6 million in fiscal 2005. In addition, fiscal 2006 was the first year of adoption of SFAS 123(R).

As discussed in more detail under “Net Revenue” above, we sell products in certain markets that are consolidating, undergoing product, architectural and business model transitions, have high customer concentrations, are highly competitive (increasingly due to Asia-based competition), are price sensitive and are affected by customer seasonal and mix variant buying patterns. These factors along with our continuing ongoing product and manufacturing transitions, supplier constraints and factory utilization and execution issues, can and will result in pressure on, and quarterly variability in, our gross profit. In addition to the risks and uncertainties discussed under “Net Revenue” above, we face additional risks and uncertainties, associated with new product introductions that could impair future gross profits. New product programs and introductions, which due to their large scale restricted field testing and lack of production manufacturers with their increased complexity, have incurred and are expected to continue to incur relatively higher start-up costs and increased yield and product quality risk. Issues associated with some of these products have negatively impacted and could continue to negatively impact our gross profit.

Research and Development (“R&D”)

R&D expense in fiscal 2007 increased 8%, or $12.9 million, to $168.4 million from $155.5 million in fiscal 2006. The increase is primarily due to the recent acquisitions of Picolight, Casabyte, Test-Um and Innocor, coupled with increased investment in new platforms and products, and higher stock-based compensation expense. Stock-based compensation expense was lower in fiscal 2006 due to the acceleration of options with exercise prices above $20.00 in June 2005, resulting in a lower number of options being expensed compared to fiscal 2007.

R&D expenses in fiscal 2006 increased 66%, or $61.8 million, to $155.5 million from $93.7 million in fiscal 2005. The increase was primarily due to the acquisitions of Acterna, Agility, and Lightwave and additional compensation expenses of $3.7 million related to the adoption of SFAS 123(R). Fiscal 2006 was the first year we adopted SFAS 123(R).

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

Selling, General and Administrative (“SG&A”)

SG&A expense in fiscal 2007 increased 13%, or $43.1 million, to $368.4 million from $325.3 million in the fiscal 2006. The increase is primarily due to increased selling expense on higher bookings and significant increases in revenues year over year of 16%, or $192.5 million, the inclusion of Picolight, Casabyte, Test-Um and Innocor acquisitions expense, coupled with higher stock based compensation expense in fiscal 2007. Stock-based compensation was lower in fiscal 2006 due to the acceleration of options with exercise prices above $20.00 in June 2005, resulting in a lower number of options being expensed compared to fiscal 2007.

SG&A expense in fiscal 2006 increased 107%, or $168 million, to $325.3 million from $157.3 million in the fiscal 2005. The increase was primarily due to the acquisitions of Acterna, Agility and Lightwave, increased accounting related costs to address the requirements of the Sarbanes-Oxley Act and additional compensation expenses of $8.0 million related to the adoption of SFAS 123(R). Fiscal 2006 was the first year we adopted SFAS 123(R).

We intend to continue to aggressively address our SG&A expenses and reduce these expenses as and when opportunities arise. We have in the recent past experienced, and expect to continue to experience in the future, certain non-core expenses, such as litigation and dispute related settlements and accruals, which could increase our SG&A expenses, and impair our profitability expectations, in any particular quarter. We are also increasing SG&A expenses in the near term to complete the integration of recent acquisitions, particularly with respect to business infrastructure and systems matters. None of these non-core expenses, however, is expected to have a material adverse impact on our financial condition. There can be no assurance that our SG&A expense will decline in the future or that, more importantly, we will develop a cost structure (including our SG&A expense), which will lead to profitability under current and expected revenue levels.

Amortization of Other Intangibles

Amortization of other intangibles in fiscal 2007 increased 10%, or $2.4 million, to $26.8 million from $24.4 million in the fiscal 2006. The increase in amortization expense in fiscal 2007 is primarily due to the increase in our intangible assets subject to amortization as a result of our acquisitions of Test-Um in the fourth quarter of fiscal 2006, and Casabyte, Innocor and Picolight in fiscal 2007.

Amortization of other intangibles in fiscal 2006 increased 281%, or $18.0 million, to $24.4 million from $6.4 million in the fiscal 2006. The increase in amortization expense in fiscal 2006 was primarily due to the increase in our intangible assets subject to amortization as a result of our acquisitions of Acterna in the first quarter and Agility in the second quarter of fiscal 2006.

For Additional information regarding intangible assets subject to amortization, see “Note 7. Other Intangibles” to the Consolidated Financial Statements.

Acquired In-Process Research and Development

In fiscal 2007, we incurred $3.0 million and $2.1 million of in-process research and development (“IPR&D”) expense in connection with our purchase of Picolight and Innocor in the fourth quarter of fiscal 2007. In accordance with generally accepted accounting principles, this IPR&D amount was expensed on the acquisition date as the acquired technology had not yet reached technological feasibility and had no future alternative uses.

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

Reduction of Goodwill

As part of our quarterly review of financial results, we determine if there are indicators that the carrying value of our goodwill may not be recoverable. We test for impairment of goodwill on an annual basis in the fourth quarter and at any other time if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. See “Note 6. Goodwill” of our Notes to Consolidated Financial Statements.

In fiscal 2007, we performed our annual impairment analysis. As a result, we did not record any impairment charges.

In fiscal 2006, we recorded a $22.4 million of impairment charge related to our Da Vinci reporting unit within the Communications Test and Measurement segment. The impairment was the result of delayed product introduction and acceptance of next generation color and image enhancement products. As part of our annual impairment analysis as of May 1, 2006, we noted that the carrying value of our long-term assets, including goodwill, may not be recoverable and performed an additional impairment review. Under the first step of the Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) analysis, the fair value of Da Vinci was determined. Based on that analysis, we determined that the carrying amount of Da Vinci exceeded its fair value. We performed the second step analysis to determine the amount of the impairment loss.

In fiscal 2005, we recorded $53.7 million of impairment charges. As part of our annual impairment analysis as of May 1, 2005, we noted that the carrying value of our long-term assets, including goodwill, may not be recoverable and performed an additional impairment review. Under the first step of the SFAS 142 analysis, the fair value of a reporting unit was determined. Based on that analysis, we determined that the carrying amount of a reporting unit within the former Commercial and Consumer segment exceeded its fair value. We performed the second step analysis to determine the amount of the impairment loss.

Reduction of Other Long-Lived Assets

During fiscal 2007, 2006 and 2005, we recorded $7.8 million, $5.6 million and $31.6 million, respectively, of reductions in the carrying value of its long-lived assets in accordance with Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). The carrying values of assets held for sale at June 30, 2007 and July 1, 2006 were zero and $2.9 million, respectively. The following table summarizes the components of the reductions of other long-lived assets (in millions):

	2007	2006	2005
Impairments of other long-lived assets:
Assets held and used	$0.8	$3.0	$5.2
Assets held for sale	0.7	0.1	10.9
Loss on the sale of assets	1.7	2.5	15.5
Long-lived assets to be disposed of other than sale	4.6	—	—

Total reductions of other long-lived assets	$7.8	$5.6	$31.6

Fiscal 2007

Assets Held and Used

In the second quarter of fiscal year 2007, we recorded impairment charges of $0.8 million for certain assets related to our Santa Rosa, California facility.

Assets Held for Sale

In the first quarter of fiscal year 2007, we recorded impairment charges of $0.7 million related to the sale of our Rochester, Minnesota facility.

Sale of Assets

During fiscal year 2007, we recorded losses of $1.7 million on the sale of assets primarily relating to the transfer of assets to Fabrinet.

Assets to be Disposed of Other Than Sale

During fiscal year 2007, we recorded losses of $4.6 million on assets to be disposed of other than sale primarily relating to a $3.7 million impairment charge for the cancellation of a software program implementation at our Eningen, Germany facility, and write-offs resulting from a physical count of fixed assets.

Fiscal 2006

Assets Held and Used

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

Assets Held for Sale

In the fourth quarter of fiscal year 2006, we entered into a contract to sell our Milan, Italy sales office facility and evaluated its fair value in accordance with SFAS 144 to record an impairment charge of $0.1 million. The sale closed in the second quarter of fiscal year 2007 and resulted in a net proceeds of approximately $2.8 million.

Sale of Assets

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

Assets Held and Used

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

Assets Held for Sale

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

Sale of Assets

During fiscal 2005, we recorded a loss of $10.9 million on the disposal of certain assets from our Ottawa, Canada facility. In addition, we completed the sale of Casix, a subsidiary located in Fuzhou, China, and our precision glass business located in Mountain Lakes, New Jersey to Fabrinet and our CATV business to Emcore. We recorded a total loss related to these disposals of $4.6 million. The sales were part of management’s continuing efforts to reduce our footprint and rationalize the existing manufacture of our products based on core competencies and cost efficiencies.

Restructuring and Other Related Charges

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

During fiscal 2007, we recorded $14.7 million in restructuring charges which included $5.6 million for severance and benefits, $11.2 million for manufacturing transfer costs, and $(2.1) million of lease costs which include $(2.5) million gain on the settlement of lease obligations, $0.6 million for additional restructured space, and $(0.2) million to adjust accruals on previously restructured leases. These charges were primarily related to the further consolidation of our manufacturing operations.This further consolidation accounted for the termination of 241 employees: 237 in North America and 4 in Asia. Of these reductions to headcount, 182 were in manufacturing, 41 in research and development and 18 in sales, general and administration functions. As of June 30, 2007, 105 of these employees have been terminated. Payments related to severance and benefits are expected to be paid off by the third quarter of fiscal 2008 and payments related to lease costs are expected to be paid by the first quarter of fiscal 2014.

During fiscal 2006, we recorded $35.0 million in restructuring charges which included $15.2 million for severance and benefits, $9.0 million for manufacturing transfer costs, $5.8 million in lease termination costs and $5.0 million to adjust accruals on previously restructured leases. These charges were primarily related to the further consolidation of our manufacturing operations and the transfer of such operations to other of our facilities and to the facilities of our contract manufacturing partners and the relocation of our executive offices to accommodate the future needs of the organization. These events accounted for the termination of 921 employees: 894 in North America and 27 in Europe. Of these reductions to headcount, 770 were in manufacturing, 84 in research and development and 67 in sales, general and administration functions. As of June 30, 2007, 902 of these employees have been terminated. Payments related to severance and benefits are expected to be paid off by the second quarter of fiscal 2008.

During fiscal 2005, we recorded $18.2 million in restructuring charges which included $11.8 million for severance and benefits, $3.0 million in lease termination costs and $3.4 million to adjust accruals on previously restructured leases. These charges primarily relate to the decisions to close our facilities in Ewing, New Jersey, Melbourne, Florida, Indonesia and Singapore and consolidate these operations into other facilities or to source the products from outside manufacturers. We also announced plans to selectively reduce our workforce at our facilities in Santa Rosa, California. These events accounted for the termination of 893 employees: 500 in North America, 389 in Asia Pacific, and 4 in Europe. Of these reductions to headcount, 783 were in manufacturing, 44 in research and development and 68 in sales, general and administration functions. As of June 30, 2007, 890 of these employees have been terminated.

Interest and Other Income (Loss)

During fiscal 2007, interest and other income (loss) increased by $46.0 million, from $27.0 million in fiscal 2006 to $73.0 million in fiscal 2007. The increase was primarily due to an increase in interest income of $26.7 million due to higher cash balances resulting from the issuance of the 1% Senior Convertible Notes in the fourth quarter of fiscal 2006, an increase in net foreign exchange gains of $9.5 million, gains of $6.3 million from the repurchase of $92 million aggregate principle amount of Zero Coupon Senior Convertible Notes and income of $5.1 million related to the settlement of a held-to-maturity security. See “Note 4. Balance Sheet and Other Details” for more information.

During fiscal 2006, interest and other income (loss) increased by $49.1 million, from an expense of $22.1 million in fiscal 2005 to income of $27.0 million in fiscal 2006. The increase was primarily due to lower foreign exchange losses as a result of significant losses in fiscal 2005 from the settlement of intercompany balances and the write off of currency translation adjustments, the implementation of hedging initiatives in fiscal 2006 designed to mitigate the impact of foreign currency fluctuations and income from a patent settlement.

Interest Expense

During fiscal 2007, interest expense increased by $3.3 million, from $3.8 million in fiscal 2006 to $7.1 million in fiscal 2007. The higher interest expense was primarily due to the issuance of $425.0 million of 1% Senior Convertible Notes in the fourth quarter of fiscal 2006.

During fiscal 2006, interest expense increased by $1.1 million, from $2.7 million in fiscal 2005 to $3.8 million in fiscal 2006. The higher interest expense was primarily due to the issuance of $425.0 million of 1% Senior Convertible Notes in the fourth quarter of fiscal 2006.

Gain on Sale of Investments

During fiscal 2007, we recorded net gains on sale of investments of $29.0 million primarily due to the sale of our equity investments in IPG Photonics Corporation (“IPG”) and Epion Corporation (“Epion”) for net gains of $25.7 million and $3.2 million, respectively. These investments had a combined carrying value of $1.0 million at July 1, 2006. The fair value of our marketable equity securities at June 30, 2007 was approximately $0.5 million. See “Note 5. Investments” for more details.

During fiscal 2006, we recorded net gains on sale of investments of $73.2 million primarily due to the sale of our equity investments in ADVA Optical Networking AG (“ADVA”), Prudential Financial, Inc. (“Prudential”), and Nortel Networks (“Nortel”) for net gains of $63.6 million, $3.6 million, and $4.4 million, respectively. These investments had a combined carrying value of $9.8 million at July 2, 2005. The fair value of our marketable equity securities at July 1, 2006 was approximately $1.1 million. See “Note 5. Investments” for more details.

The gain of $20.0 million in fiscal 2005 was primarily the result of the sale of marketable public securities in Nortel common stock, which were received in connection with the sale of our Zurich facility to Nortel in fiscal 2001. Other gains were realized from the sale of common stock in Cisco, Adept, and ADVA, offset by losses from fixed income securities. The fair value of our marketable equity securities at July 2, 2005 was approximately $13.5 million. See “Note 5. Investments” for more details.

Provision (Benefit) for Income Tax

Fiscal 2007 Tax Expense

We recorded an income tax expense of $2.0 million for fiscal 2007. The expected tax benefit derived by applying the federal statutory rate to our loss before income taxes for fiscal 2007 differed from the income tax expense recorded primarily due to non-deductible acquisition-related charges and a net increase in our valuation allowance for deferred tax assets. Also included in tax expense for fiscal 2007 is a tax benefit of $1.6 million related to the release of valuation allowance for one of our foreign subsidiaries which we believe is more likely than not to have future income as a result of a restructuring, and a net tax benefit of $3.4 million attributable to the increase of our net deferred tax assets associated with our Chinese operations, which includes a $2.7 million benefit attributable to a change in tax rates.

During fiscal 2007, China adopted a new Unified Enterprise Income Tax Law which will take effect on January 1, 2008. Pursuant to the law, a new 25% statutory tax rate should apply to most companies beginning January 1, 2008, subject to certain transitional rules and other potential special incentives which have not yet been announced officially. Due to the uncertainties of how the final transitional rules may impact phase-in of the new tax rate, we measured the increase in our deferred taxes assuming a prorated introduction of the new tax rate over a five year period which resulted in a $2.7 million tax benefit. To the extent that the final transitional rules provide for a different introduction or phase-in of the new tax rate from that which we have assumed, the measurement of our deferred taxes will change accordingly at that time.

Based on a jurisdiction by jurisdiction review of anticipated future income and due to the continued economic uncertainty in the industry, management has determined that in most of our jurisdictions it is more likely than not that our net deferred tax assets will not be realized and we have recorded deferred tax assets as of June 30, 2007 only to the extent of certain offsetting deferred tax liabilities in those jurisdictions. During fiscal 2007 the valuation allowance for deferred tax assets increased by $90.2 million. The increase was primarily due to domestic and foreign tax net operating losses sustained during the fiscal year and changes to loss carryforwards resulting from tax audits. The increase was partially offset by the increase to deferred tax liabilities resulting from acquired intangibles.

We are currently subject to various federal, state and foreign audits by taxing authorities. We believe that adequate amounts have been provided for any adjustments that may result from these examinations.

Fiscal 2006 Tax Benefit

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

Based on a jurisdiction by jurisdiction review of anticipated future income and due to the continued economic uncertainty in the industry, management has determined that in most of our jurisdictions it is more likely than not that our net deferred tax assets will not be realized and we have recorded deferred tax assets as of July 1, 2006 only to the extent of certain offsetting deferred tax liabilities in those jurisdictions. During fiscal 2006 the valuation allowance for deferred tax assets increased by $48.9 million. The increase was primarily due to domestic and foreign tax net operating losses sustained during the fiscal year. The increase was partially offset by the increase to deferred tax liabilities resulting from acquired intangibles.

Fiscal 2005 Tax Expense

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

Operating Segment Information (dollars in millions)

	2007	2006	Change	Percentage Change	2006	2005	Change	Percentage Change
Optical Communications
Net Revenue	$512.1	$470.5	$41.6	9%	$470.5	$422.2	$48.3	11%
Operating loss	(8.4)	(26.6)	18.2	68%	(26.6)	(36.0)	9.4	26%

Communications Test and Measurement
Net Revenue	619.2	494.5	124.7	25%	494.5	—	494.5	100%
Operating income	90.9	70.7	20.2	29%	70.7	—	70.7	100%

Advanced Optical Technologies
Net Revenue	170.0	162.8	7.2	4%	162.8	231.0	(68.2)	-30%
Operating income	52.6	36.2	16.4	45%	36.2	28.0	8.2	29%

All Other, Commercial Lasers
Net Revenue	95.9	80.5	15.4	19%	80.5	59.0	21.5	36%
Operating loss	4.2	—	4.2	100%	—	(4.1)	4.1	100%

Deferred revenue related to purchase accounting adjustment	(0.4)	(4.0)	3.6	90%	(4.0)	—	(4.0)	-100%

In fiscal 2006, we changed our financial reporting structure with the formation of the Advanced Optical Technologies segment, which includes our Flex and Custom Optics businesses. Our Commercial Lasers business unit is being reported in the All Other category. Our Flex, Custom Optics and Laser businesses serves our Commercial and Consumer markets and were previously reported in our Commercial and Consumer segment. See “ Note 17. Operating Segments and Geographical Information” of the Notes to Consolidated Financial Statements for detail.

Optical Communications:

The increase in Optical Communications net revenue between fiscal 2007 and fiscal 2006 was mainly related to increased revenue growth in each of Optical Communications’ major business units. The decrease in operating loss for Optical Communications is due to improved margins due to site consolidations, product transfers to Asia, cost reduction programs, improved product mix, and lower operating expenses.

The increase in Optical Communications net revenue between fiscal 2006 and fiscal 2005 was mainly related to an increase in demand of our AON products, including ROADM, optical switches, blockers, and tunables and the acquisition of Agility in November of 2005. The decrease in Optical Communications operating loss between fiscal 2006 and 2005 was primarily due to increased product demand and the impact of our on-going manufacturing cost reduction programs.

Communications Test and Measurement:

The increase in Communications Test and Measurement net revenue between fiscal 2007 and fiscal 2006 was mainly related to strong broadband deployment trends, the acquisition of Casabyte, Innocor and Test-Um, and strong demand from telecom companies, cable operators, and network equipment manufacturers. Operating income increased due to strong margins partially offset by increased operating expense from sales commissions on higher bookings and the continued efforts to increase our R&D investment level.

On August 3, 2005, we completed the acquisition of Acterna, a leading worldwide provider of broadband and optical test and measurement solutions for telecommunications and cable service providers and network equipment manufacturers. Beginning in the first quarter of fiscal 2006, the addition of Acterna comprises a new reportable segment to our business: Communications Test and Measurement.

Advanced Optical Technologies:

The increase in Advanced Optical Technologies net revenue between fiscal 2007 and fiscal 2006 was primarily due to increased demand for Document Authentication and core Custom Optics products partially offset by non-core and unprofitable product lines in Custom Optics. The increase in operating income for Advanced Optical Technologies reflects increased revenue, improved product mix and successful cost reduction initiatives.

The decrease in Advanced Optical Technologies net revenue between fiscal 2006 and fiscal 2005 was primarily due to a decrease in net revenue in our Custom Optics business unit related to our decision to exit non-core and unprofitable product lines. The increase in Advanced Optical Technologies operating income between fiscal 2006 and 2005 was primarily due to the reduction of the operating cost structure with the exit of unprofitable Custom Optics product lines.

All Other, Commercial Lasers:

The increase in Commercial Lasers net revenue between fiscal 2007 and fiscal 2006 was primarily due to an increase in shipments of solid state lasers, as demand for these products continued to grow and replace Gas Lasers in the market, coupled with improved product mix. The increase in operating income for Commercial Lasers reflects stronger margins and the benefit of cost reduction plans, partly offset by increased investment in product development and marketing.

The increase in Commercial Lasers net revenue between fiscal 2006 and fiscal 2005 was primarily due to a significant increase in demand for solid state lasers coupled with an improved and more profitable product mix. The increase in operating income for Commercial Lasers reflects stronger margins and the benefits of cost reduction plans.

Liquidity and Capital Resources

Fiscal 2007

We had a combined balance of cash and cash equivalents, short-term investments and restricted cash of $1,142.7 million at June 30, 2007, a decrease of $95.9 million from July 1, 2006. Significant inflows included $61.3 million provided by operating activities and $13.0 million from the exercise of stock options and the issuance of stock under employee stock plans. Significant outflows included $85.0 million of cash used to repurchase a portion of the company’s Zero Coupon Senior Convertible Notes, $75.7 million for purchases of property, plant and equipment and $69.2 million of cash used in acquisitions. Cash and cash equivalents decreased by $2.0 million in fiscal 2007, primarily due to the above-referenced items and sales and maturities of investments in excess of purchases of $134.8 million.

Operating activities provided $61.3 million of cash during fiscal 2007, resulting from our net loss adjusted for non-cash items such as depreciation, amortization, and various gains and losses, of $103.9 million, offset by changes in operating assets and liabilities that used $42.6 million related primarily to an increase in net accounts receivable, which used $22.3 million and a decrease in accounts payable, which used $19.6 million.

Cash provided by investing activities was $6.4 million during fiscal 2007, primarily due to $10.2 million of proceeds from the sale of assets, and $134.8 million from sales and maturities of investments in excess of purchases. Partially offsetting these sources of cash were $75.7 million used for purchases of property and equipment, and $69.2 million of cash used for acquisitions, net of cash acquired.

Our financing activities used cash of $72.0 million, primarily related to $85.0 million used to repurchase a portion of the company’s Zero Coupon Senior Convertible Notes, offset by $13.0 million provided by the exercise of stock options and issuance of stock under employee stock plans. See “Note 9. Convertible Debt and Letters of Credit” of our Notes to Consolidated Financial Statements for additional information regarding debt financing.

Our investments of surplus cash are made in accordance with an investment policy approved by the Audit Committee of our Board of Directors. In general, our investment policy requires that securities purchased and held be rated A-1/P-1, A/A2 or better. No security may have an effective maturity that exceeds 37 months, and the average duration of our holdings may not exceed 18 months. At any time, no more than 10% of the investment portfolio may be concentrated in a single issuer other than the U.S. government or U.S. agencies. Our investments in debt securities and marketable equity securities are primarily classified as available-for-sale investments or trading assets and are recorded at fair value. The cost of securities sold is based on the specific identification method. Unrealized gains and losses on available-for-sale investments are reported as a separate component of stockholders’ equity. We did not hold any investments in auction rate securities, mortgage backed securities, collateralized demand obligations, or variable rate demand notes at the end of fiscal 2007.

Fiscal 2006

We had a combined balance of cash, cash equivalents, short-term investments and restricted cash of $1,238.6 million at July 1, 2006, a decrease of $65.9 million from June 30, 2005. Significant inflows included $415.9 million of net proceeds from the issuance of convertible debt, $75.1 million from the sale of long-term investments, $31.6 million from sales of net assets and $28.2 million from the exercise of stock options and the issuance of stock under employee stock plans. Significant outflows included $479.7 million of cash used in acquisitions, $81.2 million used in operating activities and $67.2 million for purchases of property, plant and equipment. Cash and cash equivalents decreased by $141.8 million in fiscal 2006, primarily due to the above-referenced items and to an increase in short-term investments of $64.0 million.

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

Fiscal 2005

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

Cash provided by investing activities was $307.2 million during fiscal 2005, primarily due to sales and maturities of available for sale investments exceeding purchases by $403.2 million. Partially offsetting these sources of cash were acquisitions of businesses for $70.3 million, net of cash acquired, and purchases of property and equipment for $35.8 million. Net proceeds from sales of assets equaled $26.7 million.

Our financing activities provided cash of $14.0 million, resulting primarily from the issuance of stock under employee stock plans. Our total debt outstanding, including capital lease obligations, was $475.4 million at June 30, 2005.

Financial Commitments

Our holdings include $3.3 million in minority investments in certain privately held companies and venture capital funds. As of June 30, 2007, we had no commitment to provide additional funding to venture capital investment partnerships.

Contractual Obligations

The following summarizes our contractual obligations at June 30, 2007, and the effect such obligations are expected to have on our liquidity and cash flow over the next five years (in millions):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Asset retirement obligations - expected cash payments	$10.4	$0.9	$4.1	$0.5	$4.9

Long-Term Debt: (1)
Zero Coupon Senior Convertible Notes	383.0	—	383.0	—	—
1% Senior Convertible Notes	425.0	—	—	—	425.0
Interest on 1% Senior Convertible Notes	25.5	4.3	8.5	8.5	4.2
Purchase obligations (2)	211.4	211.4	—	—	—
Operating lease obligations (2)	92.6	23.5	39.4	20.0	9.7
Capital lease obligations (2)	3.4	0.9	1.8	0.7	—
Pension and postretirement benefit payments	87.5	5.7	8.7	8.1	65.0
Other non-current liabilities	2.0	0.1	1.5	0.1	0.3

Total	$1,240.8	$246.8	$447.0	$37.9	$509.1

(1)	See “Note 9. Convertible Debt and Letters of Credit” for more information.
(2)	See “Note 16. Commitments and Contingencies” for more information.

As of June 30, 2007, operating lease obligations of $9.1 million in connection with our restructuring program were accrued in our Consolidated Balance Sheet. Operating lease obligations of $2.6 million were included in the “Restructuring accrual” and $6.6 million was accrued in “Other non-current liabilities”.

Purchase obligations represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements.

As of June 30, 2007, other non-current liabilities primarily represent other long-term employment related obligations.

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

Acquisitions

In May 2007, we completed the acquisition of Innocor, a provider of broadband test solutions for network equipment manufacturers, for $19.4 million in cash. The merger is expected to strengthen JDSU’s position in the North American lab and production markets and help grow our business in the EMEA and APAC regions. Innocor is included in our Communications Test and Measurement segment.

In May 2007, we completed the acquisition of Picolight, a designer and manufacturer of optical pluggable transceivers. The aggregate announced purchase price for this acquisition is approximately $110.0 million in common stock, which equated to approximately 8.1 million shares. By acquiring Picolight, we strengthen our position in high-growth pluggable optics for the enterprise market and add an established, vertically integrated manufacturing model. Picolight is included in our Optical Communications segment.

In January 2007, we completed the acquisition of Casabyte, a provider of service quality monitoring solutions for mobile network operations, for $34.5 million in cash. By acquiring Casabyte, we expect to accelerate our service assurance growth by capitalizing on a number of key assets, including Casabyte’s wireless service quality solutions expertise, technology and established customer relationships. We also plan to leverage our global direct sales organization and other distribution channels to increase Casabyte’s penetration into international markets. Casabyte is included in our Communications Test and Measurement segment.

In May 2006, we completed the acquisition of Test-Um, a provider of home networking test instruments for the FTTx and digital cable markets, for $17.2 million in cash. By acquiring Test-Um, we expand our channels for the sale of our broad portfolio of test instruments for broadband access networks, including the recently introduced SmartClass line of instruments. We plan to leverage Test-Um's network of several hundred distribution partners, making our access test instruments available to the service installation and electrical contractors served by Test-Um today. In addition, the acquisition creates new market opportunities for Test-Um's products, which will be made available through our direct sales and service organization serving the largest telecommunications and cable service providers worldwide. Test-Um is included in our Communications Test and Measurement segment.

In November 2005, we completed the acquisition of Agility, a provider of widely tunable laser solutions for optical networks, for approximately $10.7 million in cash and $54.1 million in common stock, which equated to approximately 2.8 million shares. The acquisition is expected to solidify our leadership position in the rapidly growing market for tunable lasers and transponders; offer an optimal path to high volume, high yield, tunable, pluggable solutions when combined with JDSU’s manufacturing scalability; and establish JDSU as the broadest end-to-end agile optical network portfolio provider in the marketplace. Agility is included in our Optical Communications segment.

In August 2005, we completed the acquisition of Acterna, a leading worldwide provider of broadband and optical test and measurement solutions for telecommunications and cable service providers and network equipment manufacturers, for approximately $459.3 million in cash and $304.7 million in common stock, which equated to approximately 25.1 million shares. With this acquisition, we become a leading provider of Optical Communications sub-systems and broadband test and measurement systems serving an expended customer base that includes the largest 100 telecommunication and cable services providers, and system manufacturers worldwide. The combined portfolio of products and services is expected to enhance the deployment of Internet Protocol (“IP”) based data, voice and video services over optical long haul, metro, fiber-to-the-home, digital subscriber line (“DSL”) and cable networks. Starting the first quarter of fiscal 2006, the addition of Acterna’s Test and Measurement business created a new reportable segment of our business.

Please refer to “Note 3. Mergers and Acquisitions” of our Notes to Consolidated Financial Statements.

Employee Stock Options

Our stock option and Full Value Award program are a broad-based, long-term retention program that is intended to attract and retain employees and align stockholder and employee interests. As of June 30, 2007, we have available for issuance 12.5 million shares of common stock for grant primarily under our Amended and Restated 2003 Equity Incentive Plan (the “2003 Plan”). The exercise price for the options is equal to the fair market value of the underlying stock at the date of grant. Options generally become exercisable over a four-year period and, if not exercised, expire from five to ten years post grant date. Majority of our employees participate in our stock option program. “Full Value Awards” are Restricted Stock, Restricted Stock Units, Performance Units and Performance Shares that are granted with a per share or unit purchase price below 100% of Fair Market Value on the date of grant. These Full Value Awards are performance based, time based, or a combination of performance and time based and are expected to vest over one to five years except with respect to awards with performance conditions, such conditions are achieved on a different timeline. The fair value of the Full Value Awards is based on the closing market price of our common stock on the date of award. Beginning in the fourth quarter of fiscal 2007, the intent is to use Full Value Awards as our predominant equity compensation vehicle. See “Note 13. Stock-Based Compensation” for more detail.

On September 21, 2006, the Board of Directors approved a 1-for-8 reverse split of its common stock, following approval by the stockholders on December 1, 2005. The reverse stock split was effective on October 16, 2006 before trading began on October 17, 2006. As a result, our issued and outstanding common stock was reduced from approximately 1.7 billion to approximately 211.1 million shares. Fractional shares resulting from the split were rounded down to the next whole number. The par value of the common stock was not affected by the reverse stock split and remained at $0.001 per share. Consequently, the aggregate par value of the issued common stock was reduced by reclassifying the par value amount of the eliminated shares of common stock to “Additional paid-in capital” in the Consolidated Balance Sheets. We have paid cash in lieu of any fractional shares to which a holder of common stock would otherwise be entitled as a result of the reverse stock split, including fractional shares for the in-the-money stock options. The number of authorized shares of common stock was reduced from 6 billion to 1 billion. The exchangeable shares of JDS Uniphase Canada Ltd., a subsidiary of JDSU listed on the Toronto Stock Exchange, were also subject to a comparable reverse stock split at the same ratio of 1-for-8. The reverse split reduced the number of exchangeable shares outstanding from approximately 51 million to approximately 6 million. All shares and per share amounts, including all common stock equivalents (stock options, other equity incentive awards, equity compensation plans, and convertible notes) in the Consolidated Financial Statements and Notes to the Consolidated Financial Statements, have been retroactively adjusted, for all periods presented to reflect the reverse stock split.

Effective the first quarter of fiscal 2006, we adopted SFAS 123(R) which establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, over the requisite service period. We previously applied APB 25 and related Interpretations, as permitted by SFAS 123. Refer to “Note 13. Stock-Based Compensation” of our Notes to Consolidated Financial Statements for a detailed discussion.

On June 22, 2005, we accelerated the vesting of certain unvested and “out-of-the-money” stock options with exercise prices equal to or greater than $20.00 per share previously awarded to our employees, including our executive officers, but excluding our non-employee directors, under our equity compensation plans. The acceleration of vesting became effective for stock options outstanding as of June 22, 2005. The purpose of the acceleration is to enable us to avoid, upon adoption of SFAS 123(R) in July 2005, recognizing compensation expense associated with these options in future periods. Please refer to “Note 13. Stock-Based Compensation” of our Notes to Consolidated Financial Statements for a detailed discussion.

Pension and Other Postretirement Benefits

As a result of acquiring Acterna in August 2005, we sponsor pension plans for certain past and present employees in the UK and Germany. JDSU also is responsible for the non-pension postretirement benefit obligation of a previously acquired subsidiary. These plans have been closed to new participants and, except as required by law, have not been funded. SFAS No. 158 requires the recognition of the funded status of the pension plans and nonpension postretirement benefit plans (retirement-related benefit plans) as an asset or a liability in the Consolidated Balance Sheet, the recognition of changes in that funded status in the year in which they occur through the Gains and (losses) not affecting retained earnings, net of tax, and the recognition of previously unrecognized gains/(losses), prior service costs/(credits) and transition assets as a component of accumulated other comprehensive income not affecting retained earnings in the Consolidated Statement of Stockholders’ Equity. The funded status of a retirement plan is the difference between the projected benefit obligation and the fair value of its plan assets. The projected benefit obligation is the actuarial present value of all benefits attributed by the plan’s benefit formula to employee service. At June 30, 2007, our pension plans were under funded by $86.4 million since the projected benefit obligation exceeded the fair value of its plan assets. Similarly, we had accrued $0.8 million related to our non-pension postretirement benefit plan. Because the plans have received limited funding in the past, we anticipate future annual contributions to the plans will approximate estimated future benefit payments. These payments have been estimated based on the same actuarial assumptions used to measure our projected benefit obligation and currently are forecasted to range between $4.9 million and $5.9 million per annum.

A key actuarial assumption is the discount rate. Changes in the discount rate impact the interest cost component of the net periodic benefit cost calculation and, due to the fact that the accumulated benefit obligation (“ABO”) is calculated on a net present value basis, changes in the discount rate will also impact the current ABO. Decreases in the discount rate will generally increase pre-tax cost, recognized expense and the ABO. Increases in the discount rate tend to have the opposite effect. In estimating the expected return on plan assets, we considers the historical returns on plan assets, adjusted for forward-looking considerations, inflation assumptions and the impact of the active management of the plan’s invested assets. Reflecting the relatively long-term nature of the plan’s obligations, approximately 67% of the plan’s assets were invested in a diversified portfolio of bonds, with the balance primarily invested in equities. While it is not possible to accurately predict future rate movements, we believe our current assumptions are conservative. Please refer to “Note 14. Employee Benefit Plans” of Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K for further discussion.

Status of Acquired In-Process Research and Development Projects

We periodically review the stage of completion and likelihood of success of each of the IPR&D projects. The nature of the efforts required to develop the IPR&D projects into commercially viable products principally relates to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements. The current status of our significant IPR&D projects from acquisitions is as follows:

Picolight

Picolight was acquired in May 2007, and at the time of acquisition was in the process of developing transceivers. We have incurred post-acquisition costs of approximately $0.5 million to date and estimate that additional investment of approximately $2.4 million in research and development will be required. The project is expected to complete in the fourth quarter of fiscal 2008.

Acterna

Acterna was acquired in August 2005, and at the time of acquisition was in the process of developing multiple products. We have incurred post-acquisition costs of approximately $30.2 million to date. We completed the IPR&D projects in the fourth quarter of fiscal 2007 and there is no additional investment required.

Lightwave

Lightwave was acquired in May 2005, and at the time of acquisition was in the process of developing multiple diode pumped solid state laser products. We have incurred post-acquisition costs of $6.9 million to date and estimate that additional investment of approximately $2.4 million in research and development will be required. The project is expected to complete in the third quarter of fiscal year 2008.

E2O

E2O was acquired in May 2004 and was in the process of developing a shortwave Vertical-Cavity Surface-Emitting Laser (“VCSEL”) as of the date of acquisition. We incurred post-acquisition costs of $3.9 million through the third quarter of fiscal 2007. Due to the acquisition of Picolight, which already has a developed VCSEL technology, we ceased investing in the E2O VCSEL in the fourth quarter of fiscal 2007.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

We utilize foreign exchange forward contracts and other instruments, including option contracts, to hedge foreign currency risk associated with foreign currency denominated assets and liabilities, primarily short-term certain intercompany receivables and payables. Our foreign exchange forward contracts and other instruments are accounted for as derivatives whereby the fair value of the contracts are reflected as other current assets or other current liabilities and the associated gains and losses are reflected in Interest and other income (loss) in the Consolidated Statements of Operations. Our hedging programs reduce, but do not eliminate, the impact of currency exchange rate movements. The gains and losses on those derivatives are expected to be offset by re-measurement gains and losses on the foreign currency denominated assets and liabilities.

The following table provides information about our foreign currency forward and option contracts outstanding as of June 30, 2007. The forward contracts, most with a term of less than 60 days, were transacted near month end; therefore, the fair value of the contracts is approximately zero.

(in millions)	Contract Amount (Local Currency)	Contract Amount (USD)	Fair Value at June 30, 2007 (USD)
Canadian Dollar (contracts to sell CAD / buy USD	CAD 24.7	$23.1	$—
Chinese Renmimbi (contracts to sell CNY / buy USD)	CNY 479.5	63.1	—
British Pound (contracts to buy GBP / sell USD)	GBP 10.8	21.6	—
Euro (contracts to sell EUR / buy USD)	EUR 53.0	71.3	—
Hong Kong Dollar (contracts to sell HKD / buy USD)	HKD 69.8	8.9	—
Singapore Dollar (contracts to sell SGD / buy USD)	SGD 30.4	19.8	—
Mexican Peso (contracts to buy MXN / sell USD)	MXN 43.3	4.0	—
Indian Rupee (contracts to sell INR / buy USD)	INR 68.4	1.7	—
Australian Dollar (contracts to sell AUD / buy USD)	AUD 9.4	7.9	—
Brazilian Real (contracts to buy BRL / sell USD)	BRL 2.6	1.3	—
South Korean Won (contracts to sell KRW / buy USD)	KRW 1,100.0	1.2	—

Total USD notional amount of outstanding Foreign Exchange Contracts		$223.9

Net unrealized gain (loss) on derivative financial instruments			$—

The counterparties to these hedging transactions are creditworthy multinational banks. The risk of counterparty nonperformance associated with these contracts is not considered to be material. Notwithstanding our efforts to mitigate some foreign exchange risks, we do not hedge all of our foreign currency exposures, and there can be no assurances that our mitigating activities related to the exposures that we do hedge will adequately protect us against the risks associated with foreign currency fluctuations.

Investments

We maintain an investment portfolio in a variety of financial instruments, including, but not limited to, U.S. government and agency bonds, corporate obligations, money market funds, asset-backed securities, and other investment-grade securities. The majority of these investments pay a fixed rate of interest. The securities in the investment portfolio are subject to market price risk due to changes in interest rates, perceived issuer creditworthiness, marketability, and other factors. We also own minority equity investments in publicly-traded companies, the values of which are subject to market price volatility. These investments are generally classified as available-for-sale and, consequently, are recorded on our Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity.

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

The following tables (in millions) present the hypothetical changes in fair value in the available-for-sale debt instruments held at June 30, 2007 and July 1, 2006 that are sensitive to changes in interest rates. These instruments are not leveraged or hedged and are held for purposes other than trading. Investments in money market funds and similar investment funds that seek to maintain a constant net asset value per unit of investment are not considered to be subject to market price risk and are not included in this sensitivity analysis. The modeling technique used measures the change in fair values arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS over a 12-month horizon. Beginning fair values represent the market value, excluding accrued interest and dividends at June 30, 2007 and July 1, 2006.

	Valuation of Securities Given an Interest Rate Decrease of “X” BPS			Fair Value as	Valuation of Securities Given an Interest Rate Increase of “X” BPS
	150 BPS	100 BPS	50 BPS	of June 30, 2007	50 BPS	100 BPS	150 BPS
U.S. Treasuries and agencies	$127	$126	$125	$125	$124	$124	$124
Municipal bonds and sovereign debt instruments	—	—	—	—	—	—	—
Asset-backed securities	218	217	216	215	214	213	212
Corporate bonds and commercial paper	528	527	525	523	521	519	517

Total	$873	$870	$866	$863	$859	$856	$853

	Valuation of Securities Given an Interest Rate Decrease of “X” BPS			Fair Value as of July 1, 2006	Valuation of Securities Given an Interest Rate Increase of “X” BPS
	150 BPS	100 BPS	50 BPS		50 BPS	100 BPS	150 BPS
U.S. Treasuries and agencies	$376	$375	$374	$374	$373	$373	$372
Municipal bonds and sovereign debt instruments	5	5	5	5	5	5	5
Asset-backed securities	179	178	178	177	177	176	175
Corporate bonds and commercial paper	426	425	424	423	422	421	420

Total	$986	$983	$981	$979	$977	$975	$972

We seek to mitigate the credit risk of our portfolio of fixed-income securities by holding only high-quality, investment-grade obligations with effective maturities of 37 months or less. We also seek to mitigate marketability risk by holding only highly liquid securities with active secondary or resale markets. However, the investments may decline in value due to changes in perceived credit quality or changes in market conditions.

The following analyses present the hypothetical changes in fair values of equity investments in publicly-traded companies that are sensitive to changes in global equity markets. These equity securities are held for purposes other than trading. The reduction in aggregate fair value during the fiscal year ended June 30, 2007 is primarily due to the sale of securities during the fiscal year. The modeling technique used measures the hypothetical change in fair values arising from selected hypothetical changes in each stock’s price. Stock price fluctuations of plus or minus 15%, 35% and 50% were selected. The following tables estimate the fair value of the publicly-traded corporate equities at a 12-month horizon (in millions):

	Valuation of Securities Given “X%” Decrease in Each Stock’s Price			Fair Value as of June 30, 2007	Valuation of Securities Given “X%” Increase in Each Stock’s Price
	50%	35%	15%		15%	35%	50%
Corporate equities	$0	$0	$1	$1	$1	$1	$1

	Valuation of Securities Given “X%” Decrease in Each Stock’s Price			Fair Value as of July 1, 2006	Valuation of Securities Given “X%” Increase in Each Stock’s Price
	50%	35%	15%		15%	35%	50%
Corporate equities	$1	$1	$1	$1	$1	$2	$2

Long-term Debt

The fair market value of the Zero Coupon Senior Convertible Notes and the 1% Senior Convertible Notes is subject to interest rate and market price risk due to the convertible feature of the notes and other factors. Generally the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair market value of the notes may also increase as the market price of JDSU stock rises and decrease as the market price of the stock falls. Interest rate and market value changes affect the fair market value of the notes but do not impact our financial position, cash flows or results of operations. Based on quoted market prices, as of June 30, 2007 and July 1, 2006, the fair market values of the Zero Coupon Senior Convertible Notes were approximately $354.6 million and $441.3 million and the fair market values of the 1% Senior Convertible Notes were $347.8 million and $392.5 million, respectively. Changes in fair market value reflect both the change in the market price of the notes and the impact of the partial repurchase of the Zero Coupon Senior Convertible Notes during fiscal year 2007. For additional information, see “Note 9. Convertible Debt and Letters of Credit”.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of JDS Uniphase Corporation:

In our opinion, the accompanying consolidated balance sheets and the related statements of operations, stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of JDS Uniphase Corporation and its subsidiaries at June 30, 2007 and July 1, 2006, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 13 to the consolidated financial statements, effective July 3, 2005, the Company changed its method of accounting for stock-based payments. As discussed in Note 14 to the consolidated financial statements, effective June 30, 2007 the Company changed its method of accounting for certain defined benefit pension plans.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

August 27, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of JDS Uniphase Corporation:

We have audited the accompanying consolidated statement of operations, stockholders’ equity, and cash flows of JDS Uniphase Corporation for the year ended July 2, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of JDS Uniphase Corporation for the year ended July 2, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

San Jose, California

September 30, 2005

JDS UNIPHASE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Years Ended
	June 30, 2007	July 1, 2006	July 2, 2005
Net revenue	$1,396.8	$1,204.3	$712.2
Cost of sales	884.6	827.4	586.6
Amortization of acquired technologies	40.2	36.4	13.4

Gross profit	472.0	340.5	112.2

Operating expenses:
Research and development	168.4	155.5	93.7
Selling, general and administrative	368.4	325.3	157.3
Amortization of other intangibles	26.8	24.4	6.4
Acquired in-process research and development	5.1	20.3	1.1
Reduction of goodwill	—	22.4	53.7
Reduction of intangibles and loss on long-lived assets	7.8	5.6	31.6
Restructuring charges	14.7	35.0	18.2

Total operating expenses	591.2	588.5	362.0

Loss from operations	(119.2)	(248.0)	(249.8)
Interest and other income (loss)	73.0	27.0	(22.1)
Interest expense	(7.1)	(3.8)	(2.7)
Gain on sale of investments	29.0	73.2	20.0

Loss before income taxes	(24.3)	(151.6)	(254.6)
Provision of (benefit for) income taxes	2.0	(0.4)	6.7

Net loss	$(26.3)	$(151.2)	$(261.3)

Net loss per share—basic and diluted	$(0.12)	$(0.73)	$(1.45)

Shares used in per share calculation—basic and diluted	211.7	206.2	180.7

Note: Shares used in per share calculation for basic and diluted reflect a 1-for-8 reverse stock split effected by the Company on October 16, 2006.

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share and par value data)

	June 30, 2007	July 1, 2006
ASSETS
Current assets:
Cash and cash equivalents	$362.9	$364.9
Short-term investments	769.9	857.3
Restricted cash	9.9	16.4
Accounts receivable, less reserves and allowances of $5.4 at June 30, 2007 and $6.0 at July 1, 2006	264.2	232.3
Inventories	204.3	202.2
Refundable income taxes	4.7	23.9
Other current assets	44.8	108.0

Total current assets	1,660.7	1,805.0
Property, plant and equipment, net	210.5	201.2
Deferred income taxes	7.1	2.3
Goodwill	710.0	656.7
Other intangibles, net	411.5	362.0
Long-term investments	3.1	10.8
Other non-current assets	22.4	27.1

Total assets	$3,025.3	$3,065.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$111.5	$126.6
Accrued payroll and related expenses	62.0	60.6
Income taxes payable	42.3	81.2
Deferred income taxes	2.6	—
Restructuring accrual	6.9	19.8
Warranty accrual	10.3	11.5
Other current liabilities	112.3	122.7

Total current liabilities	347.9	422.4

Long-term debt	808.0	900.0
Other non-current liabilities	133.9	159.1
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred Stock, $0.001 par value: Authorized shares: 1,000,000	—	—
Common Stock, $0.001 par value:
Authorized shares: 1,000,000,000	0.2	0.2
Issued and outstanding shares: 219,012,065 at June 30, 2007 and 210,734,374 at July 1, 2006
Additional paid-in capital	69,143.6	68,995.3
Accumulated deficit	(67,450.8)	(67,424.5)
Accumulated other comprehensive income	42.5	12.6

Total stockholders’ equity	1,735.5	1,583.6

Total liabilities and stockholders’ equity	$3,025.3	$3,065.1

Note: Issued and outstanding shares reflect a 1-for-8 reverse stock split effected by the Company on October 16, 2006.

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Years Ended
	June 30, 2007	July 1, 2006	July 2, 2005
OPERATING ACTIVITIES:
Net loss	$(26.3)	$(151.2)	$(261.3)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	61.4	57.4	41.5
Asset retirement obligations and deferred rent expenses	0.6	5.6	—
Amortization expense	67.0	60.8	19.8
Amortization of deferred compensation and other stock-based compensation expense	29.7	15.0	0.7
Acquired in-process research and development	5.1	20.3	1.1
Non-cash tax expense on sale of short term investment	—	3.6	10.8
Amortization of debt issuance costs	3.8	2.7	2.5
Non-cash changes in short term investment	(4.5)	3.4	10.8
Reduction in intangibles and other long-lived assets	—	3.1	16.1
Reduction in goodwill	—	22.4	53.7
Gain on sale of investments	(29.0)	(73.2)	(20.0)
Settlement of held-to-maturity debt security	(5.1)	—	—
Reduction in fair value of investments	0.2	4.2	9.2
Activity related to equity investments	—	0.3	6.7
Loss (gain) on sale of subsidiaries’ assets	—	(0.1)	4.7
Loss on disposal of assets, net	7.8	2.6	14.8
Gain on repurchase of debt	(6.3)	—	—
Non-cash currency translation adjustment	—	—	29.8
Allowance for doubtful accounts	(0.5)	2.2	(9.7)
Changes in operating assets and liabilities, net of impact of acquisitions of businesses:
Accounts receivable	(22.3)	(69.3)	25.5
Inventories	7.8	(13.8)	8.8
Other current assets	41.3	28.6	(13.6)
Accounts payable	(19.6)	16.4	(0.7)
Income taxes payable	(3.7)	3.4	(5.6)
Deferred taxes, net	(9.5)	(2.1)	0.3
Accrued payroll and related expenses	(2.0)	5.6	(9.4)
Other	(34.6)	(29.1)	(76.4)

Net cash provided by (used in) operating activities	61.3	(81.2)	(139.9)

INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(777.0)	(541.0)	(1,383.9)
Maturities and sales of investments	911.8	557.8	1,787.1
Changes in restricted cash	6.5	(7.8)	3.7
Acquisitions, net of cash acquired	(69.2)	(479.7)	(70.3)
Purchases of long term investments	—	(0.4)	(20.3)
Proceeds from settlement of held-to-maturity debt security	5.1	—	—
Acquisition of property and equipment	(75.7)	(67.2)	(35.8)
Proceeds from sale of net assets	10.2	31.6	26.7
Other assets	(5.3)	—	—

Net cash provided by (used in) investing activities	6.4	(506.7)	307.2

FINANCING ACTIVITIES:
Repayment of debt	(85.0)	—	(0.5)
Proceeds from issuance of debt, net of issuance costs	—	415.9	—
Proceeds from exercise of employee stock options and employee stock purchase plan	13.0	28.2	14.5

Net cash provided by (used in) financing activities	(72.0)	444.1	14.0

Effect of exchange rates on cash and cash equivalents	2.3	2.0	0.7
Increase (decrease) in cash and cash equivalents	(2.0)	(141.8)	182.0
Cash and cash equivalents at beginning of period	364.9	506.7	324.7

Cash and cash equivalents at end of period	$362.9	$364.9	$506.7

Supplemental disclosure of cash flow information:
Cash paid for interest	$4.5	$0.2	$(2.0)
Cash paid for taxes	6.5	7.7	5.0
Cash received for tax refunds	23.5	2.7	1.9
Non-cash transactions:
Common stock issued in connection with acquisitions	104.7	358.8	—

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)

	Preferred Stock		Common Stock		Additional Paid-In	Deferred	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Income	Total
Balance at July 3, 2004	—	$—	180.1	$1.4	$68,577.9	$(0.8)	$(67,012.0)	$4.6	$1,571.1
Net loss	—	—	—	—	—	—	(261.3)	—	(261.3)
Change in net unrealized gains on available-for-sale investments	—	—	—	—	—	—	—	(30.8)	(30.8)
Foreign currency translation adjustment	—	—	—	—	—	—	—	35.3	35.3

Comprehensive loss	—	—	—	—	—	—	—	—	(256.8)

Shares issued under employee stock plans and related tax benefits	—	—	1.0	—	14.5	—	—	—	14.5
Restricted stock compensation	—	—	—	—	4.7	(4.7)	—	—	—
Assumption of option plan from Photonic Power acquisition	—	—	—	—	0.3	—	—	—	0.3
Deferred stock-based compensation for Photonic Power acquisition	—	—	—	—	—	(0.1)	—	—	(0.1)
Amortization of deferred compensation	—	—	—	—	—	0.7	—	—	0.7

Balance at July 2, 2005	—	—	181.0	1.4	68,597.4	(4.9)	(67,273.3)	9.1	1,329.7
Net loss	—	—	—	—	—	—	(151.2)	—	(151.2)
Change in net unrealized gains on available-for-sale investments	—	—	—	—	—	—	—	0.8	0.8
Foreign currency translation adjustment	—	—	—	—	—	—	—	2.7	2.7

Comprehensive loss	—	—	—	—	—	—	—	—	(147.7)

Adjustment for divestiture	—	—	—	—	(0.4)	—	—	—	(0.4)
Shares issued under employee stock plans, net of tax effects	—	—	1.8	0.1	28.1	—	—	—	28.2
Stock-based compensation	—	—	0.1	—	15.0	—	—	—	15.0
Shares issued for Acterna acquisition	—	—	25.1	0.2	304.5	—	—	—	304.7
Shares issued for Agility acquisition	—	—	2.8	—	54.1	—	—	—	54.1
Reclass of deferred compensation balance upon adoption of SFAS 123(R)	—	—	—	—	(4.9)	4.9	—	—	—

Balance at July 1, 2006	—	—	210.7	1.7	68,993.8	—	(67,424.5)	12.6	1,583.6
Net loss	—	—	—	—	—	—	(26.3)	—	(26.3)
Change in net unrealized gains on available-for-sale investments	—	—	—	—	—	—	—	5.8	5.8
Foreign currency translation adjustment	—	—	—	—	—	—	—	15.2	15.2

Comprehensive loss	—	—	—	—	—	—	—	—	(5.3)

Defined benefit obligation upon adoption of SFAS 158, net of tax	—	—	—	—	—	—	—	8.9	8.9
Shares issued under employee stock plans, net of tax effects	—	—	0.9	—	13.0	—	—	—	13.0
Reverse stock split reclass	—	—	—	(1.5)	1.5	—	—	—	—
Stock-based compensation	—	—	0.2	—	28.8	—	—	—	28.8
Shares issued for Picolight acquisition	—	—	7.2	—	104.7	—	—	—	104.7
Note conversion	—	—	—	—	1.8	—	—	—	1.8

Balance at June 30, 2007	—	$—	219.0	$0.2	$69,143.6	$—	$(67,450.8)	$42.5	$1,735.5

Note: Issued and outstanding shares reflect a 1-for-8 reverse stock split effected by the Company on October 16, 2006.

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Summary of Significant Accounting Policies

Description of Business

JDS Uniphase Corporation is committed to enabling broadband and optical innovation in the communications and commercial markets. The Company is the leading provider of communications test and measurement solutions and optical products for the telecommunications industry, which includes service providers, cable operators, and network equipment manufacturers. JDSU’s innovation and portfolio of solutions enable other essential industries and applications, including biomedical and environmental instrumentation, semiconductor, visual display, brand protection, aerospace and defense, and decorative coatings.

Reverse Stock Split

On September 21, 2006, the Company’s Board of Directors approved a 1-for-8 reverse split of its common stock, following approval by the Company’s stockholders on December 1, 2005. The reverse stock split was effective on October 16, 2006 before trading began on October 17, 2006. As a result, the Company’s issued and outstanding common stock was reduced from approximately 1.7 billion to approximately 211.1 million shares. Fractional shares resulting from the split were rounded down to the next whole number. The par value of the common stock was not affected by the reverse stock split and remained at $0.001 per share. Consequently, the aggregate par value of the issued common stock was reduced by reclassifying the par value amount of the eliminated shares of common stock to “Additional paid-in capital” in the Company’s Consolidated Balance Sheets. The Company has paid cash in lieu of any fractional shares to which a holder of common stock would otherwise be entitled as a result of the reverse stock split, including fractional shares for the in-the-money stock options. The number of authorized shares of common stock was reduced from 6 billion to 1 billion. The exchangeable shares of JDS Uniphase Canada Ltd., a subsidiary of the Company listed on the Toronto Stock Exchange, were also subject to a comparable reverse stock split at the same ratio of 1-for-8. The reverse split reduced the number of exchangeable shares outstanding from approximately 51 million to approximately 6 million. All shares and per share amounts, including all common stock equivalents (stock options, other equity incentive awards, equity compensation plans, and convertible notes) in the Consolidated Financial Statements and Notes to the Consolidated Financial Statements, have been retroactively adjusted, for all periods presented to reflect the reverse stock split.

Fiscal Years

The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to June 30th. The Company’s fiscal 2007 ended on June 30, 2007 and was a 52 week year. The Company’s fiscal 2006 and fiscal 2005 ended on July 1, 2006 and July 2, 2005, and were also 52 week years. Historically, for comparative presentation purposes, the Company utilized a dating convention where its consolidated financial statements and notes were shown as ending on the last day of the calendar quarter. In addition, the Company disclosed in the notes to the financial statements its use of this dating convention and the actual period end dates for each period presented. Beginning in the second quarter of fiscal year 2007, the Company changed its dating convention to utilize the actual closing dates for all periods presented in its Consolidated Financial Statements and accompanying notes. This change had no impact on the Company's financial position, results of operations, and cash flows for any of the periods presented.

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated.

Out of Period Adjustments

In fiscal 2007, the Company recorded adjustments primarily related to retention bonuses, interest expense, manufacturing, and inventory. These adjustments resulted in additional net loss of $1.5 million recorded in the current fiscal year. As a result of these adjustments, the operating loss for fiscal 2007 increased by $3.9 million and was partially offset by $2.4 million related to adjustments for interest expense, tax provision, and foreign exchange. There was a negative impact on net loss per share of $0.01 in fiscal 2007 from these adjustments.

In fiscal 2006, the Company recorded adjustments primarily related to restructuring charges, asset retirement obligations, and deferred rent expenses. These adjustments resulted in additional net loss of $6.3 million recorded in fiscal 2006. As a result of these adjustments, the operating loss for fiscal 2006 increased by $7.7 million and was partially offset by $1.4 million in gains on investments. There was a negative impact on net loss per share of $0.04 in fiscal 2006 from these adjustments.

In fiscal 2005, the Company recorded adjustments primarily related to foreign currency translation and legal expenses. These adjustments resulted in additional net loss of $8.5 million recorded in fiscal 2005. As a result of these adjustments, the operating loss for fiscal 2005 increased by $0.9 million. The adjustments for currency translation, and foreign exchange resulted in an additional increase of net loss of $7.6 million. There was a negative impact on net loss per share of $0.05 in fiscal 2005 from these adjustments.

Management and the Audit Committee believe that such amounts are not material to the current and previously reported financial statements.

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

Cash and Cash Equivalents

The Company considers highly liquid instruments such as treasury bills, commercial paper and money market instruments with original maturities of 90 days or less at the time of purchase to be cash equivalents.

Restricted Cash

At June 30, 2007, the Company’s restricted cash balance was $9.9 million. It primarily includes interest-bearing investments in bank certificates of deposit and money market funds which act as collateral supporting the issuance of letters of credit and performance bonds for the benefit of third parties.

At July 1, 2006, the Company’s restricted cash balance was $16.4 million. It includes $12.3 million of interest-bearing investments in bank certificates of deposit and money market funds which act as collateral supporting the issuance of letters of credit and performance bonds for the benefit of third parties. The remaining balance of $4.1 million is comprised of funds set aside for payment of certain obligations in relation to the acquisition of Acterna. This balance was released in the fourth quarter of fiscal year 2007.

Investments

The Company’s investments in debt securities and marketable equity securities are primarily classified as available-for-sale investments or trading assets and are recorded at fair value. The cost of securities sold is based on the specific identification method. Unrealized gains and losses on available-for-sale investments, net of tax, are reported as a separate component of stockholders’ equity. Gains or losses on trading assets resulting from changes in fair value are recognized currently in earnings. The Company’s short-term investments include securities with stated maturities of longer than twelve months which are classified as current assets as they are highly liquid and available to support current operations. The Company also has certain minority investments in privately held companies and private venture funds. These investments are generally carried at cost and are generally classified as long-term investments.

The Company periodically reviews these investments for impairment. In the event the carrying value of an investment exceeds its fair value and the decline in fair value is determined to be other-than-temporary, the Company writes down the value of the investment to its fair value.

Fair Value of Financial Instruments

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

Inventories

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

Goodwill

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

Other Intangible Assets

Other intangible assets consist primarily of intellectual property acquired and purchased intangible assets. Purchased intangible assets primarily include acquired developed technologies (developed and core technology), trademarks and trade names, and customer base. Other intangible assets are amortized using the straight-line method over estimated useful lives ranging from 1 to 15 years.

Impairment or disposal of long-lived assets (plant and equipment and other intangible assets)

Long-lived assets held and used

The Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; or current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. See “Note 8. Reduction of Other Long-Lived Assets” for more detail.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized in the Statement of Operations as “Reduction of intangibles and loss on long-lived assets” when the carrying amount is not recoverable and exceeds fair value.

Long-lived assets held for sale

Long-lived assets are classified as held for sale when certain criteria are met, which include: management commitment to a plan to sell the assets; the availability of the assets for immediate sale in their present condition; an active program to locate buyers and other actions to sell the assets has been initiated; whether the sale of the assets is probable and their transfer is expected to qualify for recognition as a completed sale within one year; whether the assets are being marketed at reasonable prices in relation to their fair value; and how unlikely it is that significant changes will be made to the plan to sell the assets. See “Note 8. Reduction of Other Long-Lived Assets” for more detail.

The Company measures long-lived assets to be disposed of by sale at the lower of carrying amount or fair value less cost to sell. Fair value is determined using quoted market prices or the anticipated cash flows discounted at a rate commensurate with the risk involved.

Pension and Other Postretirement Benefits

The funded status of the Company’s retirement-related benefit plans is recognized in the Consolidated Balance Sheets. The funded status is measured as the difference between the fair value of plan assets and the benefit obligation at fiscal year end, the measurement date. For defined benefit pension plans, the benefit obligation is the projected benefit obligation (PBO) and for the nonpension postretirement benefit plan the benefit obligation is the accumulated postretirement benefit obligation (APBO). The PBO represents the actuarial present value of benefits expected to be paid upon retirement. The APBO represents the actuarial present value of postretirement benefits attributed to employee services already rendered. The fair value of plan assets represents the current market value of cumulative company contributions made to an irrevocable trust fund, held for the sole benefit of participants, which are invested by the trust fund. Underfunded plans, with the benefit obligation exceeding the fair value of plan assets, are aggregated and recorded as a retirement and nonpension postretirement benefit obligation equal to this excess. The current portion of the retirement-related benefit obligation represents the actuarial present value of benefits payable in the next 12 months in excess of the fair value of plan assets, measured on a plan-by-plan basis. This liability is recorded in other current liabilities in the Consolidated Balance Sheets.

(Gains)/losses and prior service cost/(credit) not recognized as a component of net periodic pension cost/(income) in the Consolidated Statement of Operations as they arise are recognized as a component of accumulated other comprehensive income in the Consolidated Balances Sheets, net of tax. Those (gains)/losses and prior service cost/(credit) are subsequently recognized as a component of net periodic pension period cost/(income) pursuant to the recognition and amortization provisions of applicable accounting standards. (Gains)/losses arise as a result of differences between actual experience and assumptions or as a result of changes in actuarial assumptions. Prior service cost/(credit) represents the cost of benefit improvements attributable to prior service granted in plan amendments.

Net periodic pension cost/(income) is recorded in the Consolidated Statement of Operations and includes service cost, interest cost, expected return on plan assets, amortization of prior service cost and (gains)/losses previously recognized as a component of accumulated other comprehensive income. Service cost represents the actuarial present value of participant benefits earned in the current year. Interest cost represents the time value of money cost associated with the passage of time. Certain events, such as changes in employee base, plan amendments and changes in actuarial assumptions, result in a change in the benefit obligation and the corresponding change in other comprehensive income. The result of these events is amortized as a component of net periodic cost/(income) over the service lives of the participants, provided such amounts exceed thresholds which are based upon the benefit obligation or the value of plan assets.

The measurement of the benefit obligation and net periodic pension cost/(income) is based on the company’s estimates and actuarial valuations provided by third-party actuaries which are approved by the company’s management. These valuations reflect the terms of the plans and use participant-specific information such as compensation, age and years of service, as well as certain assumptions, including estimates of discount rates, expected return on plan assets, rate of compensation increases, and mortality rates.

Concentration of Credit and Other Risks and Allowance for Doubtful Accounts

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

The Company is not able to predict changes in the financial stability of its customers. Any material change in the financial status of any one or a group of customers could have a material adverse effect on the Company’s results of operations and financial condition. Although such losses have been within management’s expectations to date, there can be no assurance that such allowances will continue to be adequate. The Company has significant trade receivables concentrated in the telecommunications industry. While the Company’s allowance for doubtful accounts balance is based on historical loss experience along with anticipated economic trends, unanticipated financial instability in the telecommunication’s industry could lead to higher than anticipated losses. No one customer accounted for greater than 10% of accounts receivables or revenue for the periods presented.

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

The Company generally uses a rolling twelve month forecast based on anticipated product orders, customer forecasts, product order history and backlog to determine its material requirements. Lead times for the parts and components that the Company orders vary significantly and depend on factors such as the specific supplier, contract terms and demand for a component at a given time. If the forecast does not meet actual demand, the Company may have excess or shortfalls of some materials and components, as well as excess inventory purchase commitments. The Company could experience reduced or delayed product shipments or incur additional inventory write-downs and cancellation charges or penalties, which would increase costs and could have a material adverse impact on the Company’s results of operations.

Derivatives

The Company recognizes all derivatives on the Consolidated Balance Sheets at fair value. Derivatives that are not designated for hedge accounting are adjusted to fair value through the Statement of Operations. If the derivative is accounted for as a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through the Statement of Operations, or recognized in other accumulated comprehensive income (loss) until the hedged item is recognized in earnings. The change in a derivative’s fair value related to the ineffective portion of a hedge, if any, will be immediately recognized in the Statement of Operations.

The Company’s objective for holding derivatives is to minimize the material risks associated with non-functional currency transactions. The Company does not use derivatives for trading purposes.

The Company conducts its business and sells its products directly to customers primarily in North America, Europe and Asia. In the normal course of business, the Company’s financial position is routinely subject to market risks associated with foreign currency rate fluctuations due to balance sheet positions in foreign currencies. The Company evaluates foreign exchange risks and may employ foreign currency forward contracts to reduce such risks. The foreign currency forward contracts generally expire within 60 days. The change in fair value of these foreign currency forward contracts is recorded as income or loss in the Company’s Consolidated Statements of Operations as a component of interest and other income (loss).

Foreign Currency Translation

Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where that local currency is the functional currency, are translated into U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive income. Income and expense accounts are translated at the prior month balance sheet exchange rates. Translation adjustments are recorded in interest and other income (loss), where the U.S. dollar is the functional currency.

Revenue Recognition

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

Multiple-Element Arrangements

The Company enters into multiple-element revenue arrangements, which may include any combination of hardware, software and services. Certain of the Company’s networking and communications products are integrated with software that is not considered more than incidental to the functionality of the equipment. The Company believes that this equipment is not considered software related and would therefore be excluded from the scope of American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) No. 97-2, “Software Revenue Recognition” (“SOP 97-2”). Accordingly, the Company allocates the fair value of the equipment when sold with software according to the FASB Emerging Issues Task Force Abstracts No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). The value of the arrangement, less the allocated hardware is then considered within the scope of SOP 97-2.

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

If these criteria are not met, revenue is deferred until the earlier of when such criteria are met or when the last undelivered element is delivered. If there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the arrangement consideration is allocated to the separate units of accounting based on each unit's relative fair value. There may be cases, however, in which there is objective and reliable evidence of fair value of the undelivered item(s) but no such evidence for the delivered item(s). In those cases, the residual method is used to allocate the arrangement consideration. Under the residual method, the amount of consideration allocated to the delivered item(s) equals the total arrangement consideration less the aggregate fair value of the undelivered item(s). The revenue policies described below are then applied to each unit of accounting, as applicable.

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

If these criteria are not met, the revenue is deferred until the earlier of when such criteria are met or when the last undelivered element is delivered. If there is VSOE for all units of accounting in an arrangement, the arrangement consideration is allocated to the separate units of accounting based on each unit's relative VSOE. There may be cases, however, in which there is VSOE of the undelivered item(s) but no such evidence for the delivered item(s). In these cases, the residual method is used to allocate the arrangement consideration. Under the residual method, the amount of consideration allocated to the delivered item(s) equals the total arrangement consideration less the aggregate VSOE of the undelivered elements. The Company limits its assessment of VSOE for each undelivered element is primarily determined via contract specific substantive renewal rates. Changes to the elements in an arrangement and the Company’s ability to establish vendor-specific objective evidence for those elements could affect the timing of the revenue recognition.

Warranty

The Company provides reserves for the estimated costs of product warranties at the time revenue is recognized. It estimates the costs of its warranty obligations based on its historical experience of known product failure rates, use of materials to repair or replace defective products and service delivery costs incurred in correcting product failures. In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Should the actual experience relative to these factors differ from the estimates, the Companymay be required to record additional warranty reserves. Alternatively, if the Company provides more reserves than it needs, it may reverse a portion of such provisions in future periods.

Shipping and Handling Costs

The Company records costs related to shipping and handling of revenue in cost of sales for all periods presented.

Advertising Expense

The Company expenses advertising costs as incurred. Advertising costs totalled $1.3 million, $2.0 million, and $0.2 million in fiscal 2007, 2006, and 2005, respectively.

Research and Development (“R&D”) Expense

Costs related to research and development are charged to expense as incurred, except as follows: capitalization of material software development costs begins when a product’s technological feasibility has been established in accordance with the provisions of SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” (“SFAS 86”). To date, the period between achieving technological feasibility, which the Company has defined as the establishment of a working model, and which typically occurs when beta testing commences, and the general availability of such software has been very short. Accordingly, software development costs have been expensed as incurred.

Stock-Based Compensation

The Company estimates the fair value of equity awards granted using the Black-Scholes-Merton option-pricing formula and a single option award approach.This option-pricing model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility assumption is determined using a combination of historical and implied volatility of our common stock. The Company believes that using a combination of historical and market-based implied volatility from traded options on JDSU common stock is a better indicator of expected volatility and future stock price trends than relying solely on historical volatility. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. When estimating forfeitures, the Company considers voluntary termination behavior as well as future workforce reduction programs. Estimated forfeiture rates are trued-up to actual forfeiture as the stock-based awards vest. The total fair value of the equity awards, net of forfeiture, is recorded on a straight-line basis (except for performance based Full Value Awards which are amortized based upon graded vesting method) over the requisite service periods of the awards, which is generally the vesting period.

Comprehensive Income (Loss)

The Company’s accumulated other comprehensive income (loss) consists of the accumulated net unrealized gains or losses on available-for-sale investments, foreign currency translation adjustments, and pension liability. At June 30, 2007 and July 1, 2006, the Company had a balance of net unrealized loss of $3.2 million and $9.0 million, respectively, on available-for-sale investments. At June 30, 2007 and July 1, 2006, the Company had $35.8 million and $21.6 million, respectively, of foreign currency translation gains.

The components of comprehensive income (loss), net of tax, were as follows (in millions):

	Years Ended
	June 30, 2007	July 1, 2006	July 2, 2005
Net loss	$(26.3)	$(151.2)	$(261.3)
Other comprehensive income:
Net change in unrealized gains (losses) on investments	5.8	0.8	(30.8)
Net change in cumulative translation adjustment	15.2	2.7	35.3

Net change in other comprehensive income	21.0	3.5	4.5

Comprehensive income (loss)	$(5.3)	$(147.7)	$(256.8)

At June 30, 2007 and July 1, 2006, balances for the components of accumulated other comprehensive income (loss) were as follows (in millions):

	Years Ended
	June 30, 2007	July 1, 2006
Unrealized losses on investments	$(3.2)	$(9.0)
Foreign currency translation gains	36.8	21.6
Defined benefit obligation upon adoption of SFAS 158, net of tax	8.9	—

Accumulated other comprehensive income	$42.5	$12.6

The change between fiscal 2007 and 2006 for unrealized gains (losses) on investments was mainly related to debt securities and marketable equity securities.

The change between fiscal 2007 and 2006 for foreign currency translation was mainly related to exchange gains on translation of the results of foreign subsidiaries.

Income Taxes

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

Restructuring Accrual

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

Loss Contingencies

The Company is subject to the possibility of various loss contingencies arising in the ordinary course of business.The Company considers the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as its ability to reasonably estimate the amount of loss in determining loss contingencies.An estimated loss is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated.The Company regularly evaluates current information available to determine whether such accruals should be adjusted and whether new accruals are required.

Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in millions, except per share data):

	Years Ended
	June 30, 2007	July 1, 2006	July 2, 2005
Numerator:
Net loss	$(26.3)	$(151.2)	$(261.3)

Denominator:
Weighted-average number of common shares outstanding	211.7	206.2	180.7

Net loss per share—basic and diluted	$(0.12)	$(0.73)	$(1.45)

As the Company incurred net losses for the years ended 2007, 2006, and 2005, potential dilutive securities from stock options, employee stock purchase plan (“ESPP”), Full Value Awards, and Zero Coupon Senior Convertible Notes have been excluded from the diluted net loss per share computations as their effect was deemed anti-dilutive.

As of June 30, 2007, contingently issuable shares relating to the 1% Senior Convertible Notes were also excluded in according with Emerging Issues Task Force Abstract No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” (“EITF 04-8”). These shares, which are represented below as potentially dilutive securities, would be included in the computation of diluted net income per share in periods when the closing price of the Company’s common stock is at least $30.30. Depending on the stock price on the conversion date, up to a maximum of approximately 14.0 million shares, subject to certain adjustments, may be issued upon conversion of the 1% Senior Convertible Notes. During fiscal 2007, the Company repurchased $92.0 million aggregate principal amount of the Zero Coupon Senior Convertible Notes for $85.0 million in cash. The repurchase and retirement of the notes reduced the number of conversion shares potentially issuable from approximately 12.0 million to approximately 9.7 million. For additional information regarding these two notes, see “Note 9. Convertible Debt and Letters of Credit”.

The following table sets forth the weighted average potentially dilutive securities excluded from the computation because their effect would have been anti-dilutive (in millions):

	Years Ended
	June 30, 2007	July 1, 2006	July 2, 2005
Stock options and ESPP	18.6	15.3	41.4
Zero coupon senior convertible notes	11.7	12.0	12.0
1% senior convertible notes	14.0	14.0	—

Total potentially dilutive securities	44.3	41.3	53.4

Asset Retirement Obligations

Asset retirement obligations (“ARO”) are legal obligations associated with the retirement of long-lived assets. These liabilities are initially recorded at fair value and the related asset retirement costs are capitalized by increasing the carrying amount of the related assets by the same amount as the liability. Asset retirement costs are subsequently depreciated over the useful lives of the related assets. Subsequent to initial recognition, the Company records period-to-period changes in the ARO liability resulting from the passage of time and revisions to either the timing or the amount of the original estimate of undiscounted cash flows. The Company de-recognizes ARO liabilities when the related obligations are settled.At June 30, 2007 and July 1, 2006, $0.9 million and $0.5 million of ARO was included in the Consolidated Balance Sheets in “Other current liabilities” and the remainder of $9.5 million and $8.7 million was included in “Other non-current liabilities”.

(in millions)	Balance at Beginning of Period	Liabilities Incurred	Liabilities Settled	Accretion Expense	Revisions to Estimates	Balance at End of Period
Asset Retirement Obligations:
Year ended June 30, 2007	$9.2	0.5	—	0.7	—	$10.4
Year ended July 1, 2006	—	9.2	(0.5)	0.5	—	9.2

Note 2. Recent Accounting Pronouncements

SFAS No. 159

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB No. 115” (“SFAS 159”).SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.SFAS 159 is effective for the Company beginning fiscal year 2009. The Company is currently assessing the impact of this statement on its consolidated financial statements.

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

FIN 48

In June 2006, FASB issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FAS No. 109)” (“FIN 48”).This interpretation prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, the Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criteria. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in (a) an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, (b) a reduction in a deferred tax asset or an increase in a deferred tax liability or (c) both (a) and (b). Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be de-recognized in the first subsequent financial reporting period in which that threshold is no longer met. Use of a valuation allowance as described in FAS No. 109 is not an appropriate substitute for the de-recognition of a tax position. The requirement to assess the need for a valuation allowance for deferred tax assets based on sufficiency of future taxable income is unchanged by this interpretation. This Interpretation is effective for fiscal years beginning after December 15, 2006.The Company will implement FIN 48 in the first quarter of fiscal year 2008 and has not yet determined the effects that FIN 48 will have on the Company’s Consolidated Balance Sheet and statement of operations.

Note 3. Mergers and Acquisitions

Fiscal 2007 Acquisitions

Innocor Ltd.

In May 2007, the Company purchased Innocor Ltd. (“Innocor”) for $19.4 million in cash, including $0.3 million of direct transaction costs incurred in connection with the acquisition. In addition, JDSU is obligated to pay contingent cash consideration of up to $3.6 million if certain revenue targets are achieved during the thirteen months from acquisition date through fiscal year end 2008. This payment, if made, would increase the recorded value of goodwill.

Innocor is a provider of broadband test solutions for network equipment manufacturers.Innocor’s products complement JDSU’s existing Lab and Production test solutions and are integrated with JDSU’s Communications Test and Measurement business.

The transaction was accounted for as a purchase in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”); therefore, the net tangible assets acquired were recorded at fair value on the acquisition date. The preliminary allocation of the purchase price was based, in part, upon a valuation, and the estimates and assumptions used therein are subject to changes.

The purchase price was allocated on a preliminary basis as follows (in millions):

Net tangible assets acquired	$2.8
Intangible assets acquired:
Developed technology	9.1
In-process research & development	2.1
Customer relationships	1.5
Customer backlog	1.0
Goodwill	2.9

Total purchase price	$19.4

The following table summarizes the components of the net tangible assets acquired at fair value (in millions):

Cash	$0.8
Accounts receivable	1.3
Inventories	0.9
Other assets and liabilities, net	(0.2)

Net tangible assets acquired	$2.8

A portion of the purchase price was allocated to developed product technology and in-process research and development (“IPR&D”). These intangible assets were identified and valued through an analysis of data provided by Innocor concerning developmental products, their stage of development, the time and resources needed to complete them, target markets, their expected income generating ability and associated risks. The Income Approach, which is based on the premise that the value of an asset is the present value of its future earning capacity, was the primary valuation technique employed. Discount rates of 16.7% and 22.7% were applied to developed product technology and IPR&D, respectively.

Innocor’s developed product technology, which includes products that are already technologically feasible, provides multiprotocol and bit error rate production testing for network equipment manufacturers.

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

The acquired intangible assets are being amortized over their estimated useful lives, which are presented in the table below:

Developed technology	6 years
Customer relationships	2 years
Customer backlog	1 year

Goodwill, which represents the excess of the purchase price over the fair value of tangible and identified intangible assets acquired, reflects the competitive advantages the Company expects to realize from Innocor’s standing in the wireless industry. Goodwill has been assigned to the Communications Test and Measurement segment and is not expected to be deductible for tax purposes.

Subsequent to the date of acquisition, Innocor’s results of operations have been included in the Company’s consolidated financial statements. Pro forma results of operations have not been presented because the effect of the acquisition was not material to prior period financial statements.

The former shareholders of Innocor made certain representations and warranties to the Company and agreed to indemnify the Company against damages which might arise from a breach of those undertakings. As security for this indemnification obligation of the former Innocor shareholders, JDSU retained approximately $1.9 million of the cash consideration, which is scheduled to be released after the twelve month anniversary of the acquisition date. This cash consideration has been included in the purchase consideration in the preliminary purchase price allocation.

Picolight, Inc.

In May 2007, the Company acquired Picolight Inc. (“Picolight”) for approximately 8.1 million shares of the Company’s common stock with a market value of $104.7 million at the measurement date and $5.3 million in cash, including $0.5 million of direct transaction costs incurred in connection with the acquisition. In addition, JDSU is obligated to pay contingent cash consideration of up to $10 million if certain revenue targets are achieved during the period from April 1 through December 31, 2007. This payment, if made, would increase the recorded value of goodwill.

Picolight is a designer and manufacturer of optical pluggable transceivers. The acquisition of Picolight strengthens the Company’s position in high-growth pluggable optics for the enterprise market and adds an established, vertically integrated manufacturing model.

The transaction was accounted for as a purchase in accordance with Statement of SFAS 141; therefore, the net tangible assets acquired were recorded at fair value on the acquisition date. The preliminary allocation of the purchase price was based, in part, upon a valuation, and the estimates and assumptions used therein are subject to changes.

The purchase price was allocated on a preliminary basis as follows (in millions):

Net tangible assets acquired	$6.1
Intangible assets acquired:
Developed technology	47.5
Core technology leveraged	20.9
Customer relationships	1.8
In-process research & development	3.0
Customer backlog	1.1
Internally developed software	1.5
Other	0.5
Goodwill	27.6

Total purchase price	$110.0

The following table summarizes the components of the net tangible assets acquired at fair value (in millions):

Accounts receivable	$2.5
Inventories	3.7
Property and equipment	9.1
Other assets and liabilities, net	(9.2)

Net tangible assets acquired	$6.1

A portion of the purchase price was allocated to developed product technology, core technology leveraged and IPR&D. They were identified and valued through an analysis of data provided by Picolight concerning developmental products, their stage of development, the time and resources needed to complete them, target markets, their expected income generating ability and associated risks. The Income Approach, which is based on the premise that the value of an asset is the present value of its future earning capacity, was the primary valuation technique employed. Discount rates of 11%, 13% and 15% were applied to developed product technology, core technology leveraged and IPR&D, respectively.

Developed product technology represents proprietary know-how that is technologically feasible, is primarily comprised of a portfolio of transceivers and components.

Similar to developed technology, core technology leveraged represents proprietary know-how that is technologically feasible, is primary comprised of existing core platform technology that is expected to be leveraged by future products, which are not currently under development.

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

The acquired intangible assets are being amortized over their estimated useful lives, which are presented in the table below:

Developed technology	9-10 years

Core technology leveraged	12 years

Customer relationships	2 years

Non-competition agreements	2 years

Internal-use software	10 years

Customer backlog	1 year

Goodwill, which represents the excess of the purchase price over the fair value of tangible and identified intangible assets acquired, reflects the competitive advantages the Company expects to realize from Picolight’s standing in the data communication industry. Goodwill has been assigned to the Optical Communications segment and is not expected to be deductible for tax purposes.

Picolight’s results of operations have been included in the Company’s consolidated financial statements subsequent to the date of acquisition. The financial information in the table below summarizes the combined results of operations of the Company and Picolight, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented:

	Years Ended
(in millions, except per share data)	June 30, 2007	July 1, 2006
Pro forma net revenue	$1,437.2	$1,258.1
Reported net revenue	1,396.8	1,204.3

Pro forma net loss	(38.2)	(208.0)
Pro forma net loss per share - basic and diluted	(0.18)	(1.01)

Reported net loss	(26.3)	(151.2)
Reported net income loss per share - basic and diluted	(0.12)	(0.73)

The unaudited, pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the merger had taken place at the beginning of each of the periods presented.

The former shareholders of Picolight made certain representations and warranties to the Company and agreed to indemnify the Company against damages which might arise from a breach of those undertakings. As security for this indemnification obligation of the former Picolight shareholders, JDSU retained approximately 1.0 million shares with a value of approximately $12.6 million, of the consideration, which is scheduled to be released on the twelve month anniversary of the acquisition date. This consideration has been included in the purchase consideration in the preliminary purchase price allocation.

Casabyte Inc.

In January 2007, the Company acquired Casabyte Inc. (“Casabyte”) for $34.5 million in cash, including $0.5 million of direct transaction costs incurred in connection with the acquisition.

Casabyte is a provider of service quality monitoring solutions for mobile network operations. Service assurance solutions enable network operators to identify, troubleshoot and prevent network degradation that can impair voice, data, video and mobile service quality. The acquisition is expected to accelerate the Company’s service assurance growth by capitalizing on a number of key assets, including Casabyte’s wireless service quality solutions expertise, technology and established customer relationships. JDSU also plans to leverage its global direct sales organization and other distribution channels to increase Casabyte’s penetration into international markets.

The transaction was accounted for as a purchase in accordance with SFAS 141; therefore, the net tangible assets acquired were recorded at fair value on the acquisition date. The preliminary allocation of the purchase price was based, in part, upon a valuation, and the estimates and assumptions used therein are subject to changes.

The purchase price was allocated on a preliminary basis as follows (in millions):

Net tangible assets acquired	$5.5
Intangible assets acquired:
Developed technology	8.5
Customer relationships	8.0
Other	1.3
Goodwill	11.2

Total purchase price	$34.5

The following table summarizes the components of the net tangible assets acquired at fair value (in millions):

Cash	$1.8
Accounts receivable	2.5
Inventories	0.6
Property and equipment	0.3
Deferred revenue	(0.5)
Other assets and liabilities, net	0.8

Net tangible assets acquired	$5.5

The acquired intangible assets are being amortized over their estimated useful lives, which are presented in the table below:

Developed technology	7 years
Customer relationships	4-9 years
Non-competition agreements	4 years
Tradename	7 years
Customer backlog	1 year

A portion of the purchase price was allocated to developed product technology, which includes products that are already technologically feasible. Casabyte’s developed product technology enables mobile service providers to actively monitor and improve the quality of service delivered to customers. The Income Approach, which is based on the premise that the value of an asset is the present value of its future earning capacity, was the primary valuation technique employed. A discount rate of 13.5% was applied to developed product technology.

Goodwill, which represents the excess of the purchase price over the fair value of tangible and identified intangible assets acquired, reflects the competitive advantages the Company expects to realize from Casabyte’s standing in the wireless industry. Goodwill has been assigned to the Communications Test and Measurement segment and is not expected to be deductible for tax purposes.

Casabyte’s results of operations have been included in the Company’s consolidated financial statements subsequent to the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to prior period financial statements.

The former shareholders of Casabyte made certain representations and warranties to the Company and agreed to indemnify the Company against damages which might arise from a breach of those undertakings. As security for this indemnification obligation of the former Casabyte shareholders, JDSU retained approximately $3.2 million of the cash consideration, which is scheduled to be released on the twelve month anniversary of the acquisition date. This cash consideration has been included in the purchase consideration in the purchase price allocation.

Fiscal 2006 Acquisitions

Test-Um Inc.

In May 2006, the Company purchased Test-Um Inc. (“Test-Um”) for $17.2 million in cash, including $0.2 million of direct transaction costs incurred in connection with the acquisition. In addition, JDSU was obligated to pay contingent cash consideration of up to $5.5 million if certain revenue targets were achieved during the twelve months following the acquisition date. This payment, if made, would have increased the recorded value of goodwill. As none of the revenue targets were met within the timeframe specified, no additional consideration is due or payable.

Test-Um is a provider of portable test, talk and trace products for datacom and communications networks. The acquisition establishes JDSU as a leader in the growing market for home and enterprise network testing. Test-Um is a well-known manufacturer of high-quality, low cost instruments which are used in the field to troubleshoot, test, map and certify various types of networks. The transaction was accounted for as a purchase in accordance with SFAS 141; therefore, the net tangible assets acquired were recorded at fair value on the acquisition date.

The purchase price was allocated as follows (in millions):

Net tangible assets acquired	$2.9
Intangible assets acquired:
Developed technology	3.8
Customer relationships	0.6
Other	0.1
Goodwill	9.8

Total purchase price	$17.2

The following table summarizes the components of the net tangible assets acquired at fair value (in millions):

Inventories	$2.3
Other assets and liabilities, net	0.6

Net tangible assets acquired	$2.9

During fiscal 2007, the Company reduced the value of certain inventories by $0.7 million and increased other liabilities by $0.1 million to better reflect the estimated fair market value at acquisition date. As a result, goodwill increased by $0.8 million. A portion of the purchase price was allocated to developed product technology, which includes products that are already technologically feasible. Test-Um’s developed product technology comprised a portfolio of test and analytical tools. The Income Approach, which is based on the premise that the value of an asset is the present value of its future earning capacity, was the primary valuation technique employed. A discount rate of 12% was applied to developed product technology.

The acquired intangible assets are being amortized over their estimated useful lives, which are presented in the table below:

Developed technology	3-7 years
Customer relationships	2 years
Non-competition agreements	2 years
Tradename	1 year
Customer backlog	1 year

Goodwill, which represents the excess of the purchase price over the fair value of tangible and identified intangible assets acquired, reflects the competitive advantages the Company expects to realize from Test-Um’s existing product lines. Goodwill has been assigned to the Communications Test and Measurement segment and is not expected to be deductible for tax purposes.

Test-Um’s results of operations have been included in the Company’s consolidated financial statements subsequent to the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to prior period financial statements.

The former shareholders of Test-Um made certain representations and warranties to the Company and agreed to indemnify JDSU against damages which might arise from a breach of those undertakings. The cash consideration retained as security for their indemnification obligation of approximately $1.7 million was released in May 2007.

Agility Communications, Inc.

In November 2005, the Company purchased Agility Communications, Inc. (“Agility”) for approximately 2.8 millionshares of the Company’s common stock with a market value of $54.1 million at the measurement date and $10.7 million in cash, including $0.5 million of direct transaction costs incurred in connection with the acquisition. Prior to the acquisition, the Company had invested $3.0 million in Agility’s convertible preferred stock.

Agility is a leading provider of widely tunable laser solutions for optical networks. Tunable lasers simplify the deployment of high-speed metro and long-haul networks and help enable the delivery of next-generation services. The acquisitionfurther expands the Company’s product offerings to service providers for their agile networks. The transaction was accounted for as a purchase in accordance with SFAS 141; therefore, the net tangible assets acquired were recorded at fair value on the acquisition date.

The purchase price was allocated as follows (in millions):

Net tangible assets acquired	$3.6
Intangible assets acquired:
Developed technology	7.9
Customer relationships	3.8
In-process research & development	0.4
Customer backlog	0.2
Non-competition agreements	0.1
Goodwill	51.8

Total purchase price	$67.8

The following table summarizes the components of the net tangible assets acquired at fair value (in millions):

Inventories	$2.6
Property and equipment	4.5
Other assets and liabilities, net	(3.5)

Net tangible assets acquired	$3.6

Net tangible assets acquired include charges of $1.3 million to eliminate duplicative positions at Agility. Under Emerging Issues Task Force Abstracts No. 95–3 “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95–3”), this charge was included in the allocation of acquisition cost rather than period expenses. During fiscal 2006, the Company reduced the value of certain inventories by $0.5 million, property and equipment by $1.4 million, and increased other liabilities by $0.1 million to better reflect the estimated fair market value at acquisition date. As a result, goodwill increased $1.7 million and identified intangible assets increased by a total of $0.3 million.

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

Goodwill, which represents the excess of the purchase price over the fair value of tangible and identified intangible assets acquired reflects the competitive advantages the Company expects to realize from incorporating Agility’s technologies into existing product lines and developing new markets. Goodwill has been assigned to the Optical Communications segment and is not expected to be deductible for tax purposes.

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

Acterna Inc.

In August 2005, the Company purchased Acterna Inc. (“Acterna”) for approximately 25.1 millionshares of the Company’s common stock with a market value of $304.7 million at the measurement date and $459.3 million in cash, including $10.0 million of direct transaction costs incurred in connection with the acquisition.

Acterna is a leading worldwide provider of broadband and optical test and measurement solutions for telecommunications and cable service providers and network equipment manufacturers. The acquisition expands the Company’s portfolio of IP-based data, voice and video products and services over long haul, metro, fiber-to-the-home, DSL and cable networks. The transaction was accounted for as a purchase in accordance with SFAS 141; therefore, the net tangible assets acquired were recorded at fair value on acquisition date.

The purchase price was allocated as follows (in millions):

Net tangible assets acquired	$(24.2)
Intangible assets acquired:
Developed technology	210.9
Customer relationships	95.0
In-process research & development	19.9
Trademark/trade name	12.7
Customer backlog	2.0
Non-competition agreements	1.8
Goodwill	445.9

Total purchase price	$764.0

The following table summarizes the components of the net tangible assets acquired at fair value (in millions):

Inventories	$84.2
Property and equipment	43.7
Deferred revenue	(6.1)
Deferred compensation	(89.6)
Deferred income tax	(27.7)
Other assets and liabilities, net	(28.7)

Net tangible assets acquired	$(24.2)

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

Developmental projects that had not reached technological feasibility and had no future alternative uses were classified as IPR&D and expensed on the acquisition date. Efforts required to develop IPR&D into commercially viable products include the planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements. The principal projects at merger date were extensions of existing technologies for tools used to install, maintain and test optical and other communications networks. The Company incurred post-acquisition cost of approximately $22.2 million during fiscal 2006 for these projects.Additional investments of $8.0 million were made during fiscal 2007 to complete the projects.

The acquired intangible assets are being amortized over their estimated useful lives, which are presented in the table below:

Developed technology	8 years
Customer relationships	7 years
Trademark/trade name	10 years
Customer backlog	1 year
Non-competition agreements	3 years

Goodwill, which represents the excess of the purchase price over the fair value of tangible and identified intangible assets acquired, has been assigned to the Communications Test and Measurement segment and is not expected to be deductible for tax purposes.

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

During fiscal 2006, the Company determined that a liability was probable for certain material pre-merger income tax contingencies, of which the principal claim related to an income tax audit in Germany that was initiated during fiscal 2005. In

March and April 2007, the Company received tax assessments, including interest, of approximately $61.7 million and, in March 2007, the Company received refunds, including interest, of approximately $18.1 million. The Company has adjusted goodwill by $3.5 million, the amount not recovered under the indemnification claims from the former Acterna security holders.

The results of operations of Acterna have been included in the Company’s consolidated financial statements subsequent to the date of acquisition. The financial information in the table below summarizes the combined results of operations of the Company and Acterna, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented:

	Years Ended
(in millions, except per share data)	July 1, 2006	July 2, 2005
Pro forma net revenue	$1,230.3	$1,165.5
Reported net revenue	1,204.3	712.2

Pro forma net loss	(189.6)	(255.2)
Pro forma net loss per share - basic and diluted	(0.88)	(1.44)

Reported net loss	(151.2)	(261.3)
Reported net income loss per share - basic and diluted	(0.73)	(1.45)

The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the merger had taken place at the beginning of the period presented.

Fiscal 2005 Acquisitions

Photonic Power Systems, Inc.

In May 2005, JDSU purchased Photonic Power Systems, Inc. (“PPS”), for approximately $9.7 million in cash, including direct transaction costs of $0.1 million and $0.3 million in fair value of options granted to purchase 29,843 shares of JDSU common stock. The former shareholders of PPS made certain representations and warranties to JDSU and agreed to indemnify the Company against damages which might arise from a breach of those undertakings. As security for this indemnification obligation of the former PPS shareholders, JDSU retained approximately $1.5 million of the cash consideration, which was released in December 2006.

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

PPS has pioneered the delivery of electrical power over fiber to drive low powered electrical circuitry. Acquiring PPS diversifies JDSU’s customer base, creates opportunities in new markets and industries, expands the Company’s investments in future optical technologies and strengthens its vertically integrated products portfolio. The transaction was accounted for as a purchase in accordance with SFAS 141; therefore, the net tangible assets acquired were recorded at fair value on acquisition date. The purchase price was allocated as follows (in millions):

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

Goodwill, which represents the excess of the purchase price over the fair value of tangible and identified intangible assets acquired, was assigned to theAll Other, Commercial Lasers segment and is not expected to be tax deductible. The results of operations of PPS have been included in the Company’s consolidated financial statements subsequent to the date of acquisition.

Lightwave Electronics Corporation

In May 2005, JDSU purchased Lightwave Electronics Corporation (“Lightwave”) for approximately $67.2 million in cash, including $0.5 million of direct transaction costs incurred in connection with the acquisition. The former shareholders of Lightwave made certain representations and warranties to JDSU and agreed to indemnify the Company against damages which might arise from a breach of those undertakings. As security for this indemnification obligation of the former Lightwave shareholders, JDSU retained approximately $10.8 million of the cash consideration, which was released in December 2006.

Lightwave is a provider of solid-state lasers for commercial markets including materials processing, semiconductor fabrication, and biotech. The acquisition reinforces the Company’s commitment to the original equipment manufacturer (“OEM”) laser business and significantly strengthens its portfolio in the higher-growth diode-pumped solid-state laser markets. The transaction was accounted for as a purchase in accordance with SFAS 141; therefore, the net tangible assets acquired were recorded at fair value on acquisition date. The purchase price was allocated as follows (in millions):

Net tangible assets acquired	$16.7
Intangible assets acquired:
Developed technology	22.7
Customer relationships	4.3
In-process research & development	1.1
Patent	0.5
Trademark/trade name	0.5
Goodwill	21.4

Total purchase price	$67.2

The following table summarizes the components of the net tangible assets acquired (in millions):

Inventories	$9.1
Property and equipment	1.4
Other assets and liabilities, net	6.2

Net tangible assets acquired	$16.7

During fiscal 2006, the Company reduced the value of certain inventories by $0.3 million and increased the value of other assets by $0.7 million to better reflect the estimated fair market value at acquisition date. The change in other assets was primarily associated with the adjustment of tax accruals. As a result, goodwill decreased by $0.4 million.

During fiscal 2007, goodwill was reduced $1.4 million in order to adjust the estimated bonuses included in the original purchase price allocation.

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

Goodwill, which represents the excess of the purchase price over the fair value of tangible and identified intangible assets acquired was assigned to theAll Other, Commercial Lasers segment and is not expected to be tax deductible. The results of operations of Lightwave have been included in the Company’s consolidated financial statements subsequent to the date of acquisition.

Advanced Digital Optics, Inc.

In July 2004, the Company purchased Advanced Digital Optics, Inc. (“ADO”), a manufacturer of optical components and assemblies for communications and display markets, for approximately $10.9 million in cash, including direct transaction costs of $0.4 million.JDSU was an investor in ADO prior to the acquisition; therefore, the purchase price is stated net of the fair market value of JDSU owned shares at transaction date of approximately $2.8 million. The Company did not recognize any gain or loss on investment in connection with the purchase of ADO.

The Company believes the acquisition will extend its capabilities in the design and manufacture of microdisplay light engines that deliver leading performance and image quality for the high definition television market.

The transaction was accounted for as a purchase in accordance with SFAS 141; therefore, the net tangible assets acquired were recorded at fair value on acquisition date. The purchase price was allocated as follows (in millions):

Net tangible assets acquired	$(2.3)
Intangible assets acquired:
Existing technology	6.5
Goodwill	6.7

Total purchase price	$10.9

The following table summarizes the components of the net tangible assets (liabilities) acquired (in millions):

Inventories	$0.2
Property and equipment	0.1
Other assets and liabilities, net	(2.6)

Net tangible assets acquired	$(2.3)

Subsequent to the acquisition, JDSU recorded adjustments to the initial purchase price allocation which increased the value of net tangible assets and decreased the value of goodwill by $0.5 million.The adjustments resulted primarily from offsetting a liability to a former shareholder against $0.7 million contractually owed to JDSU but not previously recognized due to the uncertainty of collection. This gain was partially offset by the cost of terminating ADO operating leases.

A portion of the purchase price was allocated to developed product technology, which includes products that are already technologically feasible.ADO’s developed product technology is primarily comprised of specialty light engines and related products. The Income Approach was the primary valuation technique employed. A discount rate of 19.0% was applied to developed product technology. All of the acquired intangible assets are being amortized over their estimated useful lives of three years.

Goodwill, which represents the excess of the purchase price over the fair value of tangible and identified intangible assets acquired, is not being amortized but will be reviewed annually for impairment, or more frequently if impairment indicators arise, in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Goodwill was assigned to the All Other, Commercial Lasers segment and is not expected to be tax deductible. The results of operations of ADO have been included in the Company’s financial statements subsequent to the date of acquisition.

Note 4. Balance Sheet and Other Details

Accounts Receivable Reserves and Allowances

The components of account receivable reserves and allowances were as follows (in millions):

	Years Ended
	June 30, 2007	July 1, 2006
Allowance for doubtful accounts	$4.8	$5.2
Allowance for sales returns and other	0.6	0.8

Total accounts receivable reserves and allowances	$5.4	$6.0

The activities and balances for allowance for doubtful accounts are as follows (in millions):

	Balance at Beginning of Period	Charged to Costs and Expenses(1)	Deduction(2)	Balance at End of Period
Allowance for doubtful accounts:
Year ended June 30, 2007	$5.2	$0.8	$(1.2)	$4.8
Year ended July 1, 2006	3.0	3.0	(0.8)	5.2
Year ended July 2, 2005	11.8	0.7	(9.5)	3.0

(1)	Charges for fiscal 2007 and 2006 includes $0.1 million and $2.5 million from acquired companies.
(2)	Write-offs of uncollectible accounts, net of recoveries.

Inventories

Inventories are stated at the lower of cost or market, and include material, labor, and manufacturing overhead costs. The components of inventories were as follows (in millions):

	Years Ended
	June 30, 2007	July 1, 2006
Finished goods	$60.0	$57.0
Work in process	67.8	71.3
Raw materials and purchased parts	76.5	73.9

Total inventories	$204.3	$202.2

During fiscal 2007, 2006, and 2005, the Company recorded write-downs of inventories of $40.0 million, $35.9 million, and $30.2 million, respectively.

The Company also sold previously written-down inventories of $17.5 million, $27.6 million, and $41.4 million during fiscal 2007, 2006, and 2005, respectively. In addition, the Company has an active scrap program and typically disposes of inventory that has been written down through the use of scrap dealers or physical disposal/destruction. During fiscal 2007, 2006, and 2005, the Company scrapped $33.9 million, $47.7 million, and $92.5 million of fully reserved inventory, respectively.

The inventory write-downs were predominantly the result of changes in forecasted customer demand and technological changes in the Company’s products. The majority of the inventory written down consisted of raw material and finished goods. The major elements of the written down raw material consists of components and items that had not entered into production. The finished goods inventory includes the cost of raw material inputs, labor, and overhead.

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

For any written down inventory items retained, the Company evaluates the future realizable value of inventories and impact on gross margins, taking into consideration product life cycles, technological and product changes, demand visibility and other market conditions. The Company believes its current process for writing down inventory appropriately balances the risk in the marketplace with a fair representation of the realizable value of the Company’s inventory.

Property, Plant and Equipment, Net

The components of property, plant and equipment, net were as follows (in millions):

	Years Ended
	June 30, 2007	July 1, 2006
Land	$17.0	$17.5
Buildings and improvements	37.5	20.2
Machinery and equipment	277.0	253.6
Furniture, fixtures, software and office equipment	99.9	65.9
Leasehold improvements	51.1	46.3
Construction in progress	19.9	32.7

	502.4	436.2
Less: Accumulated depreciation	(291.9)	(235.0)

Property, plant and equipment, net	$210.5	$201.2

During fiscal 2007, 2006, and 2005, the Company recorded $61.4 million, $57.4 million, and $41.5 million, respectively, of depreciation expense.

During fiscal 2007, 2006, and 2005, the Company recorded $5.3 million, $3.1 million, and $0.7 million, respectively, of reductions in the carrying value of property, plant and equipment primarily as a result of impairment analyses or the write-off of disposed fixed assets, excluding asset write-downs associated with restructuring activities. See “Note 8. Reduction of Other Long-Lived Assets” for more detail.

Other Current Assets

The components of other current assets were as follows (in millions):

	Years Ended
	June 30, 2007	July 1, 2006
Prepaid assets	$15.9	$11.1
Deferred income tax	1.1	1.1
Receivables from Fabrinet	2.5	22.7
Receivable from Acterna shareholders	—	41.7
Other receivables	18.1	20.5
Other current assets	7.2	10.9

Total other current assets	$44.8	$108.0

Other Non-Current Assets

The components of other non-current assets were as follows (in millions):

	Years Ended
	June 30, 2007	July 1, 2006
Deposits	$4.9	$4.2
Deferred financing costs	6.8	11.0
Other	10.8	11.9

Total other non-current assets	$22.5	$27.1

Other Current Liabilities

The components of other current liabilities were as follows (in millions):

	Years Ended
	June 30, 2007	July 1, 2006
Deferred revenue	$29.0	$35.0
Acquisition holdbacks and other related liabilities	7.7	19.3
Deferred compensation plan	8.2	7.7
VAT liabilities	4.0	5.0
Accrued expenses	53.8	27.8
Other	9.6	27.9

Total other current liabilities	$112.3	$122.7

Other Non-Current Liabilities

The components of other non-current liabilities were as follows (in millions):

	Years Ended
	June 30, 2007	July 1, 2006
Pension accrual and post employment benefits	$82.6	$93.1
Deferred taxes	19.9	28.1
Restructuring accrual	6.6	16.1
Other	24.8	21.8

Total other non-current liabilities	$133.9	$159.1

Interest and other income (loss)

The components of interest and other income (loss) were as follows (in millions):

	Years Ended
	June 30, 2007	July 1, 2006	July 2, 2005
Interest income	$57.6	$30.9	$29.8
Foreign exchange gains (losses), net	6.9	(2.6)	(35.1)
Proceeds from settlement of held-to-maturity debt security	5.1	—	—
Gains on repurchase of Convertible Notes	6.3	—	—
Loss on equity investments	—	(0.3)	(6.7)
Reduction in fair value of investments	(0.2)	(4.2)	(9.2)
Other income (expense)	(2.7)	3.2	(0.9)

Total interest and other income (loss)	$73.0	$27.0	$(22.1)

Note 5. Investments

Available-For-Sale Investments

The Company’s investments in marketable debt and equity securities were primarily classified as available-for-sale investments.

At June 30, 2007, the Company’s available-for-sale investments were as follows (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt investments:
U.S. Treasuries & agencies	$125.3	$—	$(0.3)	$125.0
Asset-backed securities	215.1	0.1	(0.2)	215.0
Corporate securities	523.2	—	(0.6)	522.6

Total debt investments	863.6	0.1	(1.1)	862.6
Money market instruments and funds	271.3	—	—	271.3
Marketable equity investments	0.3	0.3	—	0.6

Total available-for-sale investments	$1,135.2	$0.4	$(1.1)	$1,134.5

The Company considers the impairments to its available-for-sale debt investments to not be other-than-temporary because the declines in fair value of the securities have been caused primarily by rising market interest rates. Virtually all of the debt securities held are investment grade with issuer credit ratings of A-1/P-1, A/A2 or better, and the Company believes they will recover in value while they are held to maturity. Of the total estimated fair value, $372.8 million was classified as cash and cash equivalents and restricted cash and $761.7 million was classified as short-term investments. An additional $8.2 million of short-term investments representing assets of a deferred compensation plan are classified as trading securities.

At June 30, 2007, the Company’s gross unrealized losses on short-term investments, aggregated by type of investment instrument is as follows (in millions):

	Less than 12 Months	Greater than 12 Months	Total
U.S. Treasuries & agencies	$0.1	$0.2	$0.3
Asset-backed securities	0.2	—	0.2
Corporate securities	0.5	0.1	0.6

Total gross unrealized losses	$0.8	$0.3	$1.1

At June 30, 2007, the Company’s short-term investments classified as trading assets were as follows (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt investments	$0.5	$—	$—	$0.5
Money market instruments and funds	0.8	—	—	0.8
Marketable equity investments	4.9	2.0	—	6.9

Total trading assets classified as short-term investments	$6.2	$2.0	$—	$8.2

At June 30, 2007, contractual maturities of the Company’s debt investments from available for sale investments and trading assets were as follows (in millions):

	Amortized Cost	Estimated Fair Value
Amounts maturing in less than 1 year	$434.3	$434.1
Amounts maturing in 1 - 5 years	401.8	401.2
Amounts maturing more than 5 years	28.0	28.0

Total debt investments	$864.1	$863.3

At July 1, 2006, the Company’s available-for-sale investments were as follows (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt investments:
U.S. Treasuries & agencies	$377.1	$—	$(3.3)	$373.8
Municipal bonds & sovereign debt instruments	5.4	—	(0.1)	5.3
Asset-backed securities	178.0	—	(0.9)	177.1
Corporate securities	425.1	—	(2.2)	422.9

Total debt investments	985.6	—	(6.5)	979.1
Money market instruments and funds	193.4	—	—	193.4
Marketable equity investments	0.8	0.3	—	1.1

Total available-for-sale investments	$1,179.8	$0.3	$(6.5)	$1,173.6

Of the total estimated fair value, $324.0 million was classified as cash and cash equivalents and $849.6 million was classified as short-term investments in the Company’s Consolidated Balance Sheets. An additional $7.7 million of short-term investments representing assets of a deferred compensation plan are classified as trading securities.

At July 1, 2006, the Company’s short-term investments classified as trading assets were as follows (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt investments	$0.5	$—	$—	$0.5
Money market instruments and funds	0.8	—	—	0.8
Marketable equity investments	5.1	1.3	—	6.4

Total trading assets classified as short-term investments	$6.4	$1.3	$—	$7.7

Marketable Equity Investments

During fiscal 2007, the Company recorded net gains on sale of investments of $29.0 million primarily due to the sale of our equity investments in IPG Photonics Corporation (“IPG”) and Epion Corporation (“Epion”) for gains of $25.7 million and $3.2 million. These investments had a combined carrying value of $1.0 million at June 30, 2006.

Long-Term Investments

The components of the Company’s long-term investment were as follows (in millions):

	Years Ended
	June 30, 2007	July 1, 2006
Non-marketable cost method investments	$2.5	$8.6
Non-marketable equity method investments	0.6	2.2

Total long-term investments	$3.1	$10.8

Note 6. Goodwill

The acquisition of Acterna in fiscal 2006 resulted in a new reportable segment, Communications Test and Measurement, consisting of the reporting units Telecom, Cable and Da Vinci. Further, in fiscal 2006, the Company changed its financial reporting structure with the formation of the Advanced Optical Technologies segment, which includes our Flex and Custom Optics businesses. These reporting units were previously included in the commercial and consumer segment. In addition, the All Other, Commercial Lasers business unit which was also previously included in the former commercial and consumer segment is being reported in the All Other category. In fiscal 2007, as a result of realignments in the reporting structure the Telecom and Cable reporting units were combined. See “Note 17. Operating Segments and Geographical Information” of the Notes to Consolidated Financial Statements for details.

As a result of the realignment of operations, goodwill was reallocated to reporting units based on an independent valuation study.

Goodwill

The following table presents the changes in goodwill allocated to the reportable segments (in millions):

	Optical Communications	Communications Test & Measurement	Commercial & Consumer	Advanced Optical Technologies	All Other, Commercial Lasers	Total
Balance as of July 2, 2005	$129.0	$—	$61.2	$—	$—	$190.2
Acquisitions (*):
Acterna	—	433.6	—	—	—	433.6
Agility	51.6	—	—	—	—	51.6
Test-Um	—	9.0	—	—	—	9.0
Reallocation of goodwill to new reporting units	—	—	(61.4)	29.2	32.2	—
SFAS No. 142 impairment charges	—	(22.4)	—	—	—	(22.4)
Purchase price adjustment related to the achievement of milestones (*)	(0.2)	—	—	—	—	(0.2)
Other purchase price adjustment (*)	(4.6)	—	0.2	(0.3)	(0.4)	(5.1)

Balance as of July 1, 2006	175.8	420.2	0.0	28.9	31.8	656.7
Acquisitions (*):
Picolight	27.6	—	—	—	—	27.6
Casabyte	—	11.2	—	—	—	11.2
Innocor	—	2.9	—	—	—	2.9
Translation adjustment	—	13.9	—	—	—	13.9
Other purchase price adjustment (*)	(1.5)	(0.8)	—	—	—	(2.3)

Balance as of June 30, 2007	$201.9	$447.4	$0.0	$28.9	$31.8	$710.0

*	See “Note 3. Mergers and Acquisitions” of the Notes to Consolidated Financial Statements for detail.

Reduction of Goodwill

Fiscal 2007:

Under the first step of the SFAS 142 analysis, the fair value of the reporting units was determined based on a combination of the income approach, which estimates the fair value based on the future discounted cash flows, and the market approach, which estimates the fair value based on comparable market prices. Under the income approach, the Company assumed a cash flow period of 10 years, long-term annual growth rates of -12% to 16%, a discount rate of 12% to 16% and terminal value growth rates of 4% to 6%. Based on the first step of the analysis, the Company determined that the fair value of each reporting unit is above its carrying amount. As such, the Company was not required to perform the second step analysis on any reporting unit to determine the amount of the impairment loss. The Company recorded no impairment charge in accordance with its annual impairment test.

Fiscal 2006:

Under the first step of the SFAS 142 analysis, the fair value of the reporting units was determined based on a combination of the income approach, which estimates the fair value based on the future discounted cash flows, and the market approach, which estimates the fair value based on comparable market prices. Under the income approach, the Company assumed a cash flow period of 10 years, long-term annual growth rates of -17% to 12%, a discount rate of 13% to 15% and terminal value growth rates of 4% to 6%. Based on the first step of the analysis, the Company determined that the carrying amount of its Da Vinci reporting unit within the Communications Test and Measurement segment was in excess of its fair value. As such, the Company was required to perform the second step analysis on that reporting unit to determine the amount of the impairment loss. The Company recorded a $22.4 million impairment charge related to the Da Vinci reporting unit in accordance with SFAS 142 in accordance with its annual impairment test. The impairment was the result of delayed product introduction and acceptance of next generation color and image enhancement products.

Fiscal 2005:

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

Note 7. Other Intangibles

In fiscal 2006 and subsequent periods, the Company reclassified expenses related to the amortization of acquired developed technology to cost of sales in the Consolidated Statements of Operations. Amortization expense of $13.4 million for fiscal 2005 that was previously included as part of operating expenses was reclassified to cost of sales for all periods presented.

The following tables present details of the Company’s other intangibles (in millions):

As of June 30, 2007:	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$442.6	$(143.0)	$299.6
Other	193.0	(81.1)	111.9

Total intangibles	$635.6	$(224.1)	$411.5

As of July 1, 2006:	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$353.9	$(103.0)	$250.9
Other	163.1	(52.0)	111.1

Total intangibles	$517.0	$(155.0)	$362.0

Other intangibles consists of patents, trademark, trade name, assembled workforce, customer relationship, customer backlog, and non-competition agreements.

During fiscal 2007, 2006, and 2005, the Company recorded $67.0 million, $60.8 million, and $19.8 million, respectively, of amortization of other intangibles. The following table presents details of the Company’s amortization of other intangibles (in millions):

	Years Ended
	June 30, 2007	July 1, 2006	July 2, 2005
Cost of sales	$40.2	$36.4	$13.4
Operating expense	26.8	24.4	6.4

Total	$67.0	$60.8	$19.8

During fiscal 2007, 2006, and 2005, the Company recorded zero, zero, and $4.5 million, respectively, of reductions in the carrying value of other intangibles as a result of impairment analyses performed in accordance with SFAS 144. See “Note 8. Reduction of Other Long-Lived Assets” for more detail.

Based on the carrying amount of other intangibles as of June 30, 2007, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Years Ended June 30,
2008	$81.4
2009	64.3
2010	60.8
2011	58.4
2012	55.8
Thereafter	90.8

Total amortization	$411.5

Note 8. Reduction of Other Long-Lived Assets

During fiscal 2007, 2006 and 2005, the Company recorded $7.8 million, $5.6 million and $31.6 million, respectively, of reductions in the carrying value of its long-lived assets in accordance with SFAS 144. The carrying values of assets held for sale at June 30, 2007 and July 1, 2006 were zero and $2.9 million, respectively. The following table summarizes the components of the reductions of other long-lived assets (in millions):

	Years Ended
	June 30, 2007	July 1, 2006	July 2, 2005
Impairments of other long-lived assets:
Assets held and used	$0.8	$3.0	$5.2
Assets held for sale	0.7	0.1	10.9
Loss on the sale of assets	1.7	2.5	15.5
Long-lived assets to be disposed of other than sale	4.6	—	—

Total reductions of other long-lived assets	$7.8	$5.6	$31.6

Fiscal 2007

Assets Held and Used

In the second quarter of fiscal year 2007, the Company recorded impairment charges of $0.8 million for certain assets related to its Santa Rosa, California facility.

Assets Held for Sale

In the first quarter of fiscal year 2007, the Company recorded impairment charges of $0.7 million related to the sale of its Rochester, Minnesota facility.

Sale of Assets

During fiscal year 2007, the Company recorded losses of $1.7 million on the sale of assets primarily relating to the transfer of assets to Fabrinet.

Assets to be Disposed of Other Than Sale

During fiscal year 2007, the Company recorded losses of $4.6 million on assets to be disposed of other than sale primarily relating to a $3.7 million impairment charge for the cancellation of a software program implementation at our Eningen, Germany facility, and write-offs resulting from a physical count of fixed assets.

Fiscal 2006

Assets Held and Used

The Company noticed indicators during fiscal 2006 that the carrying value of its long-lived assets may not be recoverable and performed an impairment review in accordance with SFAS 144. The Company evaluated the recoverability of its long-lived assets and recorded impairment charges based on the amounts by which the carrying amounts of these assets exceeded their fair value. As a result of the review, the Company recorded losses of $2.7 million for write-off of certain assets formerly utilized in its Santa Rosa, California manufacturing facility, $0.2 million in connection with the closure of the Melbourne, Florida facility, and $0.5 million in connection with the closure of the Rochester, Minnesota facility, partially offset by $0.4 million gain on other adjustments.

Assets Held for Sale

In the fourth quarter of fiscal year 2006, the Company entered into a contract to sell its Milan, Italy sales office facility for net proceeds of approximately $2.8 million. In accordance with SFAS 144, the Company recorded an impairment charge of $0.1 million. The sale closed in the second quarter of fiscal year 2007.

Sale of Assets

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

Assets Held and Used

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

Assets Held for Sale

During fiscal 2005, the Company adjusted the carrying value of its Ottawa, Canada facility held for sale. In accordance with SFAS 144, the Company recorded total impairment charges of $10.9 million related to the Ottawa facility, which was later sold in the fourth quarter of fiscal 2005 for $23.5 million. In addition, in fiscal 2005, the Company classified its Melbourne facility as being held for sale and no impairment charges were required.

Sale of Assets

During fiscal 2005, the Company recorded a loss of $10.8 million on the disposal of certain assets from its Ottawa, Canada facility. In addition, the Company completed the sale of Casix, a subsidiary located in Fuzhou, China, and its precision glass business located in Mountain Lakes, New Jersey to Fabrinet and its CATV business to Emcore. The Company recorded losses related to these disposals of $4.7 million. The sales were part of management’s continuing efforts to reduce the Company’s footprint and rationalize the existing manufacture of the Company’s products based on core competencies and cost efficiencies.

Note 9. Convertible Debt and Letters of Credit

The following table presents details of the Company’s long-term debt as of June 30, 2007 and July 1, 2006 (in millions):

	Years Ended
	June 30, 2007	July 1, 2006
1% senior convertible notes	$425.0	$425.0
Zero coupon senior convertible notes	383.0	475.0

Total long-term debt	$808.0	$900.0

Based on quoted market prices, as of June 30, 2007 and July 1, 2006, the fair market value of the 1% Senior Convertible Notes was approximately $347.8 million and $392.5 million, respectively, and the fair market value of the Zero Coupon Senior Convertible Notes was approximately $354.6 million and $441.3 million, respectively. Changes in fair market value reflect both the change in the market price of the notes and the impact of the partial repurchase of the Zero Coupon Senior Convertible Notes during fiscal year 2007.

The Company was in compliance with all debt covenants as of June 30, 2007.

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

The Company has considered the guidance in Emerging Issues Task Force (“EITF”) Abstract No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“EITF 98-5”), and has determined that the notes do not contain a beneficial conversion feature as the fair value of the Company’s common stock on the date of issuance was less than the initial conversion price. The notes contain two embedded derivatives; a contingent interest provision, which expired upon the filing of a registration statement on December 7, 2006, and a bond parity clause. The remaining embedded derivative, the bond parity clause, had a zero fair value as of June 30, 2007. The Company will be re-measuring the embedded derivatives each reporting period, as applicable and changes in fair value will be reported in the financial statements.

The $9.1 million of costs incurred in connection with the issuance of the notes were capitalized and are being amortized to interest expense on a straight-line basis for seven years which approximates the charge using the effective interest method. As of June 30, 2007, the unamortized portion of the issuance costs related to the notes was $7.7 million and is included in “Other current assets” and “Other non-current assets” on the Consolidated Balance Sheets.

Zero Coupon Senior Convertible Notes

On October 31, 2003, the Company completed the sale of $475.0 million aggregate principal amount of Zero Coupon Senior Convertible Notes due in 2010. The notes were issued for cash consideration in a private placement to the initial purchasers, Morgan Stanley & Co. Incorporated, Goldman Sachs & Co., and CIBC World Markets Corp. The initial purchasers resold the notes to qualified institutional investors in accordance with Rule 144A under the Securities Act of 1933, as amended. Proceeds from the notes amounted to $462.3 million after issuance costs. The notes do not bear interest and are convertible into the Company’s common stock at a conversion price of $39.52 per share. Each $1,000 principal amount is initially convertible into 25.3036 shares of the Company’s common stock upon the satisfaction of certain conditions. Therefore, the notes are convertible in the aggregate into approximately 12.0 million shares of common stock. The Company has the right to redeem the notes beginning November 15, 2008. Holders of the notes may require the Company to repurchase the notes on November 15, 2008. In addition, under certain circumstances holders may require the Company to convert the notes into shares of the Company’s common stock, if the closing sale price of its common stock exceeds 110% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. Conditions required to trigger this conversion right have not occurred.

During fiscal 2007, the Company repurchased $92.0 million aggregate principal amount of the Notes for $85.0 million in cash. In connection with the repurchase, a gain of $7.0 million was recognized in the interest and other income (loss), offset by the write-off of $0.7 million of debt issuance costs. After giving effect to the repurchase, the total amount of Zero Coupon Senior Convertible Notes outstanding as of June 30, 2007 was $383.0 million. The repurchase effectively reduced the number of conversion shares potentially issuable in relation to the Zero Coupon Notes by approximately 2.3 million from 12.0 million to 9.7 million.

The $12.7 million of costs incurred in connection with issuance of the notes were capitalized and are being amortized to interest expense on a straight-line basis over five years. As of June 30, 2007, the remaining unamortized issuance costs related to the outstanding notes were $2.7 million, which is included in “Other current assets” and “Other non-current assets” on the Consolidated Balance Sheets.

Outstanding Letters of Credit

As of June 30, 2007, the Company had 13 standby letters of credit totalling $11.4 million.

Note 10. Restructuring

During the third quarter of fiscal 2004, the Company announced completion of the Global Realignment Program (“GRP”), which began in April 2001. That program focused on large-scale site and employee reductions. The Company continues to take advantage of opportunities to further reduce costs through targeted, customer-driven restructuring events intended to consolidate the Company and rationalize the manufacture of its products based on core competencies and cost efficiencies. Restructuring activities initiated prior to December 31, 2002 were recorded in accordance with Emerging Issues Task Force Abstracts No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF Issue 94-3”), and restructuring activities initiated after December 31, 2002 were recorded in accordance with Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) and Statement of Financial Accounting No. 112, “Employees’ Accounting for Post-employment Benefits” (“SFAS 112”). As of June 30, 2007 the Company’s total restructuring accrual was $13.5 million.

During fiscal 2007, the Company recorded $14.7 million in restructuring charges which included $5.6 million for severance and benefits, $11.2 million for manufacturing transfer cost, and $(2.1) million for lease costs which include $(2.5) million gain on the settlement of lease obligations, $0.6 million for additional restructured space, and $(0.2) million to adjust accruals on previously restructured leases. These charges were primarily related to the further consolidation of the Company’s manufacturing operations. This further consolidation will account for the termination of 241 employees—237 in North America and 4 in Asia. Of these reductions to headcount, 182 were in manufacturing, 41 in research and development and 18 in sales, general and administration functions. As of June 30, 2007, 105 of these employees have been terminated. Payments related to severance and benefits are expected to be paid off by the third quarter of fiscal 2008 and payments related to lease costs are expected to be paid by the first quarter of fiscal 2014.

During fiscal 2006, the Company recorded $35.0 million in restructuring charges which included $15.2 million for severance and benefits, $9.0 million for manufacturing transfer costs, $5.8 million in lease termination costs and $5.0 million to adjust accruals on previously restructured leases. These charges were primarily related to the further consolidation of the Company’s manufacturing operations and the transfer of such operations to other Company facilities and to the facilities of contract manufacturing partners and the relocation of the Company’s executive offices to accommodate the future needs of the organization. These events will account for the termination of 921 employees: 894 in North America and 27 in Europe. Of these reductions to headcount, 770 were in manufacturing, 84 in research and development and 67 in sales, general and administration functions. As of June 30, 2007, 902 of these employees have been terminated. Payments related to severance and benefits are expected to be paid off by the second quarter of fiscal 2008.

During fiscal 2005, the Company recorded $18.2 million in restructuring charges which included $11.8 million for severance and benefits, $3.0 million in lease termination costs and $3.4 million to adjust accruals on previously restructured leases. These charges primarily relate to the decisions to close Company facilities in Ewing, New Jersey, Melbourne, Florida, Indonesia and Singapore and consolidate these operations into other facilities or to source the products from outside manufacturers. The Company also announced plans to selectively reduce its workforce at its facilities in Santa Rosa, California. These events accounted for the termination of 893 employees - 500 in North America, 389 in Asia Pacific and 4 in Europe. Of these reductions to headcount, 783 were in manufacturing, 44 in research and development and 68 in sales, general and administration functions. As of June 30, 2007, 890 of these employees have been terminated.

The following table summarizes the various restructuring plans (in millions):

	Workforce Reduction	Facilities and Equipment	Lease Costs	Total
Accrual balance as of July 3, 2004	$7.6	$—	$76.6	$84.2
Restructuring charges	11.8	—	6.4	18.2
Cash payments	(12.6)	—	(43.6)	(56.2)

Accrual balance as of July 2, 2005	6.8	—	39.4	46.2
Restructuring charges	15.2	9.0	10.8	35.0
Cash payments	(13.1)	(9.0)	(24.5)	(46.6)
Amount charged to goodwill	1.3	—	—	1.3

Accrual balance as of July 1, 2006	10.2	—	25.7	35.9
Restructuring charges	5.6	11.2	(2.1)	14.7
Adjustment from non-restructuring accounts	0.3	—	0.1	0.4
Cash payments	(12.0)	(11.2)	(14.6)	(37.8)
Amount charged to goodwill	0.3	—	—	0.3

Accrual balance as of June 30, 2007	$4.4	$—	$9.1	$13.5

The total restructuring accrual is disclosed in the Company’s Consolidated Balance Sheets as follows (in millions):

	Years Ended
	June 30, 2007	July 1, 2006
Current	$6.9	$19.8
Non-current	6.6	16.1

Total	$13.5	$35.9

The non-current portion of the restructuring accrual is included as a component of “Other non-current liabilities” in the Company’s Consolidated Balance Sheets.

Note 11. Income Taxes

The Company’s loss before income taxes consisted of the following (in millions):

	Years Ended
	June 30, 2007	July 1, 2006	July 2, 2005
Domestic	$(22.7)	$(121.9)	$(214.4)
Foreign	(1.6)	(29.7)	(40.2)

Loss before income taxes	$(24.3)	$(151.6)	$(254.6)

The Company’s income tax expense (benefit) consisted of the following (in millions):

	Years Ended
	June 30, 2007	July 1, 2006	July 2, 2005
Federal:
Current	$(0.4)	$(9.8)	$(2.9)
Deferred	0.6	3.7	9.7

	0.2	(6.1)	6.8

State:
Current	1.2	0.5	(0.5)
Deferred	(1.2)	0.7	1.4

	—	1.2	0.9

Foreign:
Current	7.7	6.4	(1.0)
Deferred	(5.9)	(1.9)	—

	1.8	4.5	(1.0)

Total income tax expense (benefit)	$2.0	$(0.4)	$6.7

The federal current income tax benefit recorded for fiscal 2007 primarily relates to the successful conclusion of an IRS audit of tax losses carried back to prior taxable periods. The federal deferred tax expense primarily relates to the tax amortization of goodwill for which no financial statement amortization has occurred in accordance with SFAS 142. The foreign current expense primarily relates to the Company’s profitable operations in certain foreign jurisdictions. The foreign deferred tax benefit primarily relates to a benefit of $1.6 million attributable to the release of valuation allowance for a foreign subsidiary which the Company believes is more likely than not to have future income as a result of a restructuring, and a net tax benefit of $3.4 million attributable to the increase in net deferred tax assets associated with the Company’s Chinese operations, which includes a $2.7 million benefit attributable to a change in tax rates.

During fiscal 2007, China adopted a new Unified Enterprise Income Tax Law which will take effect on January 1, 2008. Pursuant to the law, a new 25% statutory tax rate should apply to most companies beginning January 1, 2008, subject to certain transitional rules and other potential special incentives which have not yet been announced officially. Due to the uncertainties of how the final transitional rules may impact phase-in of the new tax rate, the Company measured the increase in its deferred taxes assuming a prorated introduction of the new tax rate over a five year period which resulted in a $2.7 million net tax benefit. To the extent that the final transitional rules provide for a different introduction or phase-in of the new tax rate from that which the Company has assumed, the measurement of the Company’s deferred taxes will change accordingly at that time.

There was no tax benefit associated with exercise of stock options for the fiscal years ended June 30, 2007, July 1, 2006 and July 2, 2005.

A reconciliation of the Company’s income tax expense (benefit) at the federal statutory rate to the income tax expense (benefit) at the effective tax rate is as follows (in millions):

	Years Ended
	June 30, 2007	July 1, 2006	July 2, 2005
Income tax benefit computed at federal statutory rate	$(8.5)	$(53.0)	$(89.1)
Foreign rate differential	(5.4)	5.5	(3.1)
Reduction of goodwill	—	7.8	18.8
Valuation allowance	19.9	47.0	69.4
Non-cash tax expense on marketable securities	—	3.6	10.8
Reversal of previously accrued taxes	(2.8)	(10.3)	(5.1)
China tax rate change	(2.7)	—	—
Other	1.5	(1.0)	5.0

Income tax expense (benefit)	$2.0	$(0.4)	$6.7

The components of the Company’s net deferred taxes consisted of the following (in millions):

	Years Ended
	June 30, 2007	July 1, 2006	July 2, 2005
Gross deferred tax assets:
Tax credit carryforwards	$105.0	$93.1	$83.5
Net operating loss carryforwards	2,393.0	2,223.6	1,913.5
Inventories	27.0	31.1	53.8
Accruals and reserves	21.9	17.3	32.6
Other	74.0	56.2	102.9
Acquisition-related items	227.0	288.0	392.5

Gross deferred tax assets	2,847.9	2,709.3	2,578.8
Valuation allowance	(2,677.9)	(2,587.7)	(2,538.8)

Deferred tax assets	170.0	121.6	40.0

Gross deferred tax liabilities:
Acquisition-related items	(165.9)	(134.2)	(34.7)
Undistributed foreign earnings	(17.9)	(11.7)	(4.8)
Investment holdings	—	—	(0.8)
Other	(0.3)	—	—

Deferred tax liabilities	(184.1)	(145.9)	(40.3)

Total net deferred tax liabilities	$(14.1)	$(24.3)	$(0.3)

As of June 30, 2007, the Company had federal, state and foreign tax net operating loss carryforwards of $5,522.8 million, $3,095.6 million and $1,334.1 million, respectively, and federal, state and foreign research and other tax credit carryforwards of $58.1 million, $21.6 million and $25.3 million, respectively. The tax net operating loss and tax credit carryforwards will expire at various dates through 2027 if not utilized. Utilization of the tax net operating losses may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state and foreign provisions. Loss carryforward limitations may result in the expiration or reduced utilization of a portion of the Company’s net operating losses.

In fiscal 2005, the Company initiated a dividend plan to repatriate certain earnings from one of its subsidiaries in China. As of June 30, 2007, $51.0 million is expected to be repatriated with no additional tax expense. The remaining foreign earnings are considered to be indefinitely reinvested in non-U.S. operations. Cumulative undistributed earnings of the Company’s foreign subsidiaries for which no U.S. income taxes have been provided aggregated approximately $24.7 million at June 30, 2007 and $33.5 million at July 1, 2006. The Company estimates that no additional taxes would have to be provided if these earnings were repatriated back to the U.S.

The valuation allowance increased by $90.2 million in fiscal 2007, increased by $48.9 million in fiscal 2006, and increased by $88.3 million in fiscal 2005. Increases in the valuation allowance in fiscal 2007 were due to increases as a result of domestic and foreign tax net operating losses sustained during the fiscal year, valuation allowances on acquired companies, which were partially offset by increases in acquisition related deferred tax liabilities, and changes to loss carryforwards resulting from tax audits. Increases in the valuation allowance in fiscal 2006 were primarily due to the increase in domestic and foreign tax net operating losses sustained during the fiscal year, and valuation allowances on acquired companies, which were partially offset by increases in acquisition related deferred tax liabilities. Increases in the valuation allowance in fiscal 2005 were primarily due to the increase in domestic and foreign tax net operating losses sustained during the fiscal year and capital losses from the sale of certain marketable securities. The increase was partially offset by the amortization of acquired intangibles, the reduction in inventory, restructuring, and other reserves, and the repatriation of undistributed foreign earnings which were previously considered permanently reinvested under APB 23.

Approximately $514.7 million of the valuation allowance as of June 30, 2007 was attributable to pre-fiscal 2006 windfall stock option deductions, the benefit of which will be credited to paid-in-capital if and when realized through a reduction in income tax payable. Beginning with fiscal year 2006, we began to track the windfall stock option deductions off balance sheet, as required by SFAS 123(R). If and when realized, the tax benefit associated with those deductions will be credited to additional paid-in-capital. Approximately 113.0 million of the valuation allowance as of June 30, 2007 and approximately $61.0 million of the valuation allowance as of July 1, 2006 was attributable to deferred tax assets that when realized, will first reduce unamortized goodwill, then other non-current intangible assets of acquired subsidiaries, and then income tax expense.

During fiscal 2006, the Company recorded $9.6 million of income tax benefit recognized for refunds attributable to the successful conclusion of an IRS audit related to tax losses carried back to taxable periods, net of reductions to related goodwill. In addition, the Company recognized a tax benefit of $2.3 million attributable to the release of valuation allowance for jurisdictions which the Company believes are more likely than not to have future income, and a tax expense of $3.6 million as a result of a non cash charge associated with the reversal of tax benefits recognized in prior periods relating to the sale of certain marketable securities. The $3.6 million income tax expense was recorded in accordance with Statement of Financial Accounting Standard No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”) and Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS 109”). The Company also provided $6.9 million of current tax expense for certain foreign and state jurisdictions.

During fiscal 2005, the Company recorded $5.1 million of tax benefits resulting from the reversal of previously accrued income taxes due to the resolution of certain domestic and foreign tax audit issues.

Note 12. Stockholders’ Equity

Preferred Stock

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

Reverse Stock Split

On September 21, 2006, the Board of Directors approved a 1-for-8 reverse split of its common stock, following approval by the stockholders on December 1, 2005. The reverse stock split was effective on October 16, 2006, before trading began on October 17, 2006. Fractional shares resulting from the split were rounded down to the next whole number. All shares and per share amounts, including all common stock equivalents (stock options, other equity incentive awards, equity compensation plans, and convertible notes) in the Consolidated Financial Statements and Notes to the Consolidated Statements, have been retroactively adjusted for all periods presented to reflect the reverse stock split.

Note 13. Stock-Based Compensation

Stock-Based Benefit Plans

Stock Option Plans

As of June 30, 2007, the Company had 24.0 million shares of stock options issued and outstanding to employees and directors under the Company’s 2005 Acquisition Equity Incentive Plan (the “2005 Plan”), Amended and Restated 2003 Equity Incentive Plan (the “2003 Plan”), and various other plans the Company assumed through acquisitions. During the second quarter of fiscal 2007, the 1996 Non-qualified Stock Option Plan (“1996 Plan”) expired and there were no outstanding options from the 1996 Plan. The exercise price for stock options is equal to the fair value of the underlying stock at the date of grant. Options generally become exercisable over a four-year period and, if not exercised, expire from five to ten years after the date of grant.

On November 14, 2006, the Company’s stockholders approved an amendment and restatement of the 2003 Plan, under which (1) 12,500,000 shares of Common Stock were added to the pool of shares reserved for issuance under the 2003 Plan and (2) all future grants of “Full Value Awards” (as defined below) will reduce the share reserve by one and one-half shares for each share subject to such Awards. As of June 30, 2007, 12.5 million shares of common stock, primarily under the 2003 Plan, were available for grant.

On August 17, 2005, the Company’s Board of Directors adopted and approved the Flexible Stock Incentive—2005 Plan (the “2005 Plan”). Pursuant to Section 3(a) of the 2005 Plan, and in accordance with the registration requirements of the Securities Act of 1933, the Company registered 16.0 million shares, which have been reserved for issuance under the 2005 Plan. The adoption and approval of the 2005 Plan did not affect any of the options granted under the Amended and Restated 1993 Plan, as amended, and currently outstanding, all of which remain exercisable in accordance with their terms.

Employee Stock Purchase Plans

In June 1998, the Company adopted the JDS Uniphase Corporation 1998 Employee Stock Purchase Plan, as amended (the “1998 Purchase Plan”). The 1998 Purchase Plan, which became effective August 1, 1998, provides eligible employees with the opportunity to acquire an ownership interest in the Company through periodic payroll deductions and provides a discounted purchase price as well as a look-back period. The 1998 Purchase Plan is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986. However, the 1998 Purchase Plan is not intended to be a qualified pension, profit sharing or stock bonus plan under Section 401(a) of the Internal Revenue Code of 1986 and is not subject to the provisions of the Employee Retirement Income Security Act of 1974. The 1998 Purchase Plan will terminate upon the earlier of August 1, 2008 or the date on which all shares available for issuance have been sold. Of the 50.0 million shares authorized to be issued under the 1998 Purchase Plan, 2.2 million shares remained available for issuance as of June 30, 2007.

Effective with the purchase period that began on February 1, 2006, the 1998 Purchase Plan was modified to provide a 5% discount and a six month look-back period. Previously, the 1998 Purchase Plan had provided a 15% discount and up to a two year look-back period.

Full Value Awards

“Full Value Awards” are Restricted Stock, Restricted Stock Units, Performance Units, and Performance Shares that are granted with a per share or unit purchase price below 100% of Fair Market Value on the date of grant. They are exercised immediately upon vesting. Prior to the fourth quarter of fiscal 2007, they were granted under the 2005 Plan and 2003 Plan to a limited number of employees. Beginning in the fourth quarter of fiscal 2007, the intent is to use Full Value Awards as the Company’s predominant equity compensation vehicle. These Full Value Awards are performance based, time based, or a combination of performance and time based. These awards are expected to vest over one to five years and except with respect to awards with performance conditions, such conditions are achieved on a different timeline. The fair value of the Full Value Awards is based on the closing market price of the Company’s common stock on the date of award.

SFAS 123(R) Overview

Effective July 3, 2005 the Company adopted SFAS 123(R) using the modified prospective application transition method, which establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and recognized in expense over the requisite service period. On November 10, 2005, the Financial Accounting Standards Board issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

Periods prior to the adoption of SFAS 123(R)

Prior to the adoption of SFAS 123(R), the Company previously applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations to account for its stock-based compensation plans. The Company provided the disclosures required under SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures”. The Company generally did not recognize stock-based compensation expense in its statement of operations for periods prior to the adoption of SFAS 123(R) as most options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock-based compensation plans prior to the adoption. For purposes of this pro forma disclosure the value of the options was estimated using a Black-Scholes-Merton (BSM) option-pricing formula and amortized on a straight-line basis over the respective vesting periods of the awards.

Year Ended
(In millions, except per share amounts)	July 2, 2005
Reported net loss	$(261.3)
Add: Stock-based compensation expense included in reported net loss, net of tax	0.7
Less: Pro forma stock-based compensation expense determined under the fair value based method, net of tax	(168.3)

Pro forma net loss	$(428.9)

Reported net loss per share-basic and diluted	$(1.45)

Pro forma net loss per share-basic and diluted	$(2.40)

Shares used in per share calculation-basic and diluted	180.7

During the fourth quarter of fiscal 2005, the Company accelerated certain unvested “out-of-the-money” stock options with exercise prices equal to or greater than $20.00 per share thereby reducing stock-based compensation in subsequent periods. The purpose of the acceleration was to enable us to avoid, upon adoption of SFAS 123(R) in July 2005, recognizing compensation expense associated with these options in future periods.

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

The impact on the Company’s results of operations of recording stock-based compensation by function for fiscal years 2007 and 2006 was as follows (in millions):

	Years Ended
	June 30, 2007	July 1, 2006
Cost of sales	$4.1	$3.3
Research and development	7.4	3.7
Selling, general and administrative	18.2	8.0

	$29.7	$15.0

Approximately $1.0 million of stock-based compensation was capitalized to inventory at June 30, 2007. The Company elected not to capitalize any stock-based compensation to inventory at July 2, 2005, prior to the initial adoption of the provisions of SFAS 123(R).

Stock Option Activity

The weighted average exercise price of options granted during the year ended June 30, 2007 was $15.19 per share. The weighted average fair value of options granted during fiscal 2007 was $6.69 per share. The total intrinsic value of options exercised during the year ended June 30, 2007 was $2.4 million. In connection with these exercises, there was no tax benefit realized by the Company due to the fact that the Company has no material benefit in foreign jurisdictions and a full valuation allowance on its domestic deferred tax assets.

The Company issues new shares of common stock upon exercise of stock options. All new hire or focal stock option grants vest over four years with 25% vesting on the first anniversary of the date of grant and 6.25% vesting every quarter thereafter.

As of June 30, 2007, $56.8 million of estimated stock-based compensation expense related to stock options remains to be recorded. That cost is expected to be recorded over an estimated amortization period of 2.9 years.

The following is a summary of options activities (amount in millions except per share amounts):

	Options Outstanding
	Number Of Shares	Weighted-Average Exercise Price
Balance as of July 3, 2004	18.0	$121.55
Granted	4.3	14.14
Canceled	(0.2)	13.33
Exercised	(1.7)	35.81
Expired	(1.3)	223.41

Balance as of July 2, 2005	19.1	99.30
Granted	7.4	20.47
Forfeited	(1.0)	20.39
Exercised	(1.1)	13.76
Canceled	(2.9)	116.39

Balance as of July 1, 2006	21.5	77.74
Granted	2.1	15.19
Forfeited	(0.5)	11.75
Exercised	(1.4)	18.43
Canceled	(2.1)	109.15

Balance as of June 30, 2007	19.6	73.65

The following table summarizes significant ranges of outstanding and exercisable options as of June 30, 2007:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value ('000)	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value ('000)
$ 0.00 – 10.00	80,280	1.8	$6.91	$523	80,280	1.8	$6.91	$523
10.01 – 20.00	6,137,978	5.4	13.91	3,058	2,075,760	5.4	13.49	1,451
20.01 – 30.00	6,687,366	5.7	23.37	—	3,542,212	4.7	23.77	—
30.01 – 100.00	3,258,697	3.6	41.37	—	3,198,399	3.5	41.54	—
100.01 – 200.00	2,123,808	0.5	156.05	—	2,123,788	0.5	156.05	—
200.01 – 700.00	951,357	2.3	409.36	—	951,357	2.3	409.36	—
700.01 – 1,200.00	392,908	1.3	885.68	—	392,908	1.3	885.68	—

	19,632,394	4.4	73.65	$3,582	12,364,704	3.5	106.31	$1,974

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $13.43 as of June 30, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of June 30, 2007 was 1.8 million. As Full Value Awards are exercised immediately upon vesting, there were none exercisable as of June 30, 2007.

Employee Stock Purchase Plan (“ESPP”) Activity

The compensation expense in connection with the Company’s employee stock purchase plan for the year ended June 30, 2007 was $1.6 million. The expense related to the plan is recorded on a straight-line basis over the relevant subscription period.

The following table shows the shares issued, and the fair market value at purchase date, pursuant to the Company’s employee stock purchase plan during the year ended June 30, 2007:

Purchase date	January 31, 2007	July 31, 2006
Shares Issued	235,454	239,499
Fair market value at purchase date	$17.78	$17.12

As of June 30, 2007, $0.1 million of stock-based compensation expense related to ESPP remains to be amortized. That cost is expected to be recognized in the first quarter of fiscal 2008.

Full Value Awards

During the year ended June 30, 2007, the Compensation Committee of the Company’s Board of Directors approved the grant of 3.8 million Full Value Awards to the Company’s Board of Directors and employees. The difference between the exercise price of the awards and the fair market value of the Company’s common shares on the dates the awards were granted, net of expected forfeitures represents unrecognized deferred stock compensation which is being amortized on a straight-line basis over the probable vesting periods of the underlying stock rewards (except for performance based Full Value Awards which are amortized based upon graded vesting method). During fiscal years 2007, 2006 and 2005, the Company recorded $7.6 million, $2.9 million and $0.7 million of such compensation expenses, respectively.

As of June 30, 2007, $51.3 million of estimated stock-based compensation expense related to Full Value Awards remains to be recorded. That cost is expected to be recorded over an estimated amortization period of 2.9 years.

A summary of the status of the Company’s nonvested Full Value Awards as of June 30, 2007 and changes during the same period is presented below (amount in thousands, except per share amounts):

	Full Value Awards
	Number of shares	Weighted- average grant- dated fair value
Nonvested at July 2, 2005	0.3	$15.26
Awards granted	0.8	21.19
Awards vested	(0.1)	17.14
Awards forfeited	—	—

Nonvested at July 1, 2006	1.0	19.94
Awards granted	3.8	13.71
Awards vested	(0.2)	20.09
Awards forfeited	(0.2)	19.19

Nonvested at June 30, 2007	4.4	14.53

Valuation Assumptions

The Company estimates the fair value of stock options using a Black-Scholes-Merton (BSM) valuation model. The fair value of each option grant is estimated on the date of grant using the BSM option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Employee Stock Option Plans			Employee Stock Purchase Plans
	2007	2006	2005	2007	2006	2005
Expected term (in years)	4.35	4.37	4.30	0.50	0.50	0.90
Expected volatility	47%	54%	54%	50%	57%	53%
Risk-free interest rate	4.75%	4.71%	3.77%	5.17%	4.14%	2.02%
Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Expected Term: The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior.

Expected Volatility: Effective the first quarter of fiscal 2006, the Company re-evaluated the assumptions used to estimate volatility, including whether implied volatility of its traded options appropriately reflects the market’s expectations of future volatility and determined that it would use a combination of the implied volatility of its traded options and historical volatility of its stock price based on the expected term of the equity instrument. Implied volatility is based on traded options of the Company’s common stock observed with a period of up to two years into the future.

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

Note 14. Employee Benefit Plans

Employee 401(k) Plans

The Company sponsors the JDS Uniphase Corporation Employee 401(k) Retirement Plan (the “401(k) Plan”), a Defined Contribution Plan under ERISA, which provides retirement benefits for its eligible employees through tax deferred salary deductions. The 401(k) Plan allows employees to contribute up to 50% of their annual compensation, with such contributions limited to $15,500 in calendar year 2007 as set by the Internal Revenue Service.

Effective January 1, 2004, the Plan provides for employer matching contributions to all participants who make elective contributions in an amount equal to 25% of the employee’s elective contribution for the first 6.0% of eligible compensation contributed, up to a maximum of $1,500 per year. Effective January 1, 2006, the Plan provides for a 100% match of employees’ contributions up to the first 3% of annual compensation and 50% match on the next 2% of compensation, subject to a maximum matching contribution of $3,800 per employee in calendar year 2006. In August 2005, JDSU acquired Acterna where the Acterna 401(k) plan provided for 50% match of employee’s contributions up to the first 6% of annual compensation with no maximum. Effective January 1, 2006, Acterna’s 401(k) Plan merged into the JDSU 401(k) Plan. Effective January 1, 2007, the Plan provides for a 100% match of employees’ contributions up to the first 3% of annual compensation and 50% match on the next 2% of compensation, subject to a maximum matching contribution of $4,000 per employee in calendar year 2007. All matching contributions are made in cash and vest immediately. The Company’s matching contributions to the 401(k) Plan were $6.8 million, $4.8 million, and $1.6 million in fiscal 2007, 2006, and 2005, respectively.

The Company also provides a non-qualified retirement plan for the benefit of certain eligible employees in the U.S. This plan is designed to permit employee deferral of a portion of salaries in excess of certain tax limits and deferral of bonuses. This plan’s assets are designated as trading assets in the Company’s Consolidated Balance Sheets. See “Note 5. Investments” for more detail.

Employee Defined Benefit Plans

As a result of acquiring Acterna in August 2005, the Company sponsors qualified and non-qualified pension plans for certain employees in the UK and Germany. These plans have been closed to new participants and, except as required by law, are unfunded. For those employees participating in defined benefit plans, benefits are generally based upon years of service and compensation or stated amounts for each year of service. The Company’s policy for funded plans is to make contributions equal to or greater than the requirements prescribed by law in each country. In fiscal 2008, the legally mandated minimum contribution to the Company’s pension plans is expected to be $1.3 million. The funded plan assets consists primarily of managed investments.

The Company accounts for its obligations under these pension plans in accordance with SFAS 87, which requires the Company to record its obligation to the participants, as well as the corresponding net periodic cost. The Company determines its obligation to the participants and its net periodic cost principally using actuarial valuations provided by third-party actuaries. The obligation the Company records in its Consolidated Balance Sheets is reflective of the total projected benefit obligation (PBO) and the fair value of plan assets.

Effective June 30, 2007, the Company adopted SFAS 158, which requires recognition of the funded status of each defined benefit pension plan and nonpension postretirement benefit plan on the Company’s balance sheet. The impact of SFAS 158 due to previously unrecognized actuarial gains and losses and prior service costs or credits is recognized as a component of Accumulated other comprehensive income (net of tax) in Stockholders’ equity. The following table presents the incremental effect of applying SFAS 158 on the Consolidated Balance Sheets:

	Before application of SFAS 158	Adjustments	After application of SFAS 158
Other current liabilities:
Pension accrual	$—	$4.9	$4.9

Other non-current liabilities:
Pension accrual and post employment benefits	$96.1	$(13.8)	$82.3

Total liabilities	$1,301.3	$(8.9)	$1,292.4

Accumulated other comprehensive income	$—	$8.9	$8.9

Total stockholders' equity	$1,724.1	$8.9	$1,733.0

At June 30, 2007, the Company recorded net actuarial gains of $8.9 million in other comprehensive income. Less than $0.1 million of this balance is expected to be recognized as a component of net periodic benefit cost in fiscal 2008.

The following table presents the components of the net periodic cost for the pension and benefits plans (in millions):

	Pension Benefits		Other Post Retirement Benefit Plans
	2007	2006	2007	2006	2005
Service cost	$—	$—	$0.1	$0.1	$0.1
Interest cost	5.4	4.2	0.3	0.3	0.3
Expected return on plan assets	(1.4)	(1.1)	—	—	—

Net periodic benefit cost	$4.0	$3.1	$0.4	$0.4	$0.4

The changes in the benefit obligations and plan assets of the pension and benefits plans were (in millions):

	Pension Benefits		Other Post Retirement Benefit Plans
	2007	2006	2007	2006
Change in benefit obligation:
Benefit obligation at beginning of year	$106.9	$—	$4.3	$4.3
Service cost	—	—	0.1	0.1
Interest cost	5.4	4.2	0.2	0.2
Actuarial (gains)/losses	(4.9)	(3.6)	0.4	(0.1)
Acquisitions	—	106.5	—	—
Benefits paid	(5.0)	(4.2)	(0.2)	(0.2)
Plan amendment and curtailment	—	—	(4.0)	—
Foreign exchange impact	8.4	4.0	—	—

Benefit obligation at end of year	$110.8	$106.9	$0.8	$4.3

Change in plan assets:
Fair value of plan assets at beginning of year	$22.3	$—	$—	$—
Actual return on plan assets	0.9	1.4	—	—
Acquisitions	—	19.3	—	—
Employer contributions	4.0	5.0	0.2	0.2
Benefits paid	(5.0)	(4.2)	(0.2)	(0.2)
Foreign exchange impact	2.2	0.8	—	—

Fair value of plan assets at end of year	$24.4	$22.3	$—	$—

Funded status	$(86.4)	$(84.6)	$(0.8)	$(4.3)

Unrecognized net actuarial (gains)/losses		(4.1)		0.4
Unrecognized prior service cost		—		0.4

Minimum net obligation		$(88.7)		$(3.5)

Net amount recognized in
Consolidated Balance Sheets		$(88.7)		$(4.4)

Accumulated benefit obligation	$110.8	$106.9

Effective July 1, 2007, the Company amended its nonpension postretirement plan to discontinue the subsidy for medical and dental insurance premiums. In connection with this amendment and curtailment of benefits, the Company recorded a gain of $3.7 million in its fiscal 2007 Consolidated Statement of Operations. This gain recognizes the $4.0 million reduction to benefit obligation listed in the table above net of fiscal 2007 actuarial losses totaling $0.3 million. The term life insurance benefit continues in force.

Underlying both the calculation of the PBO and net periodic cost are actuarial valuations. These valuations use participant-specific information such as salary, age and years of service, as well as certain assumptions, the most significant of which are listed in the table below. At a minimum, the Company evaluates these assumptions annually and makes changes as necessary.

	Pension Benefits		Other Post Retirement Benefit Plans
	2007	2006	2007	2006	2005
Weighted-average assumptions used to determine net periodic cost for the year ended June 30:
Discount rate	5.25%	4.75%	5.50%	6.00%	6.00%
Expected long-term return on plan assets	6.00	5.90	—	—	—
Rate of compensation increase	1.90	1.75	—	—	—
Heath care cost trend rate	N/A	N/A	—	—	—
Weighted-average assumptions used to determine benefit obligation at June 30:
Discount rate	5.25%	4.75%	5.50%	6.00%	6.00%
Rate of compensation increase	1.90	1.75	—	—	—

For the Company’s funded pension plan, the asset allocation at year end was as follows:

	2007	2006
Equities	33%	31%
Bonds	67	67
Cash and other	—	2

Total	100%	100%

The following table reflects the total expected benefit payments to defined benefit pension plan participants. These payments have been estimated based on the same assumptions used to measure the Company’s PBO at year end and include benefits attributable to estimated future compensation increases.

(in millions)	Pension Benefits	Other Post Retirement Benefit Plans
2008	$5.9	$—
2009	4.8	0.1
2010	5.0	—
2011	4.9	—
2012	5.3	0.1
2013-2017	28.5	0.2

Note 15. Related Party Transactions

BaySpec, Inc. (“BaySpec”)

As of June 30, 2007 and July 1, 2006, the Company owns approximately 9.9% of BaySpec, a privately held OEM fiber-optics company. The investment is accounted for under the equity method. During the fourth quarter of fiscal 2006, the Company recorded a $1.3 million impairment to reduce the carrying value to zero. BaySpec is both a customer and a supplier of the Company.

Emcore Corporation (“Emcore”)

As of June 30, 2007 and July 1, 2006, the Company held an investment in Emcore, a publicly traded semiconductor company, valued at $0.2 million and $0.4 million, respectively. Emcore is also a customer of the Company.

Fabrinet Co. (“Fabrinet”)

During fiscal 2007, Fabrinet, a privately held contract manufacturing company in which the Company has a long-term investment, was both a customer and supplier. The purchases and sales of items between the Company and Fabrinet have been evaluated for accounting under Emerging Issues Task Force Abstract No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products” (“EITF 01-09”). Based on this evaluation the Company determined that there is an identifiable benefit that was sufficiently separable from the customer’s purchase of the Company’s products and the fair value of that benefit was reasonably estimable in relation to sales to other third parties. As of June 30, 2007 and July 1, 2006, the carrying value of the Company’s investment in Fabrinet was $2.0 million.

The Singapore and Bintan, Indonesia legal entities were sold in November 2004. As of July 1, 2006, there were no outstanding balance from Fabrinet. A scheduled payment of $1.1 million was received in January 2006. The Company agreed to reimburse Fabrinet for the cost associated with on-going production and wind-down of the facility. These costs were charged to cost of sales as incurred. The costs related to employee reductions and site closure were charged to restructuring.

The Fuzhou, China legal entities and certain assets of the Ewing and Mountain Lakes, New Jersey facilities were sold to Fabrinet in May 2005. The Company received a note of $10.7 million payable in quarterly installments over four years from Fabrinet and a receivable of $19.0 million for the inventory at Ewing and Mountain Lakes, New Jersey payable in quarterly installments over one year. At June 30, 2007, the related balance receivable from Fabrinet was $3.9 million for the note and zero for the inventory. The Company agreed to pay Fabrinet $17.0 million to settle specific employee related matters in Fuzhou, China, the cost of employee severance for the Ewing and Mountain Lakes, New Jersey facilities, costs associated with on-going production and wind-down of the Ewing, New Jersey facility, and site remediation costs in Mountain Lakes, New Jersey. The $17.0 million was allocated as follows: $9.4 million to on-going cost of production, $7.4 million to restructuring expense and $0.2 million to lease remediation costs at Mountain Lakes, New Jersey. As of July 1, 2006, the Company had paid this obligation in full.

During the second quarter of fiscal 2006, the Company announced the transition of products manufactured at its Ottawa, Canada site to other Company facilities and to the facilities of its contract manufacturing partners. During the third quarter of fiscal 2006, the Company entered into an agreement with Fabrinet to sell certain inventories to Fabrinet and to transfer the Ottawa manufacturing operations to the Company’s facilities in Shenzhen, China and St. Etienne, France and to Fabrinet’s facilities in Thailand. The Company agreed to reimburse Fabrinet for the cost associated with on-going production and the wind-down and transfer of production. During the second quarter of fiscal year 2007, the transitions were completed and, as of June 30, 2007, Fabrinet paid off the outstanding balances related to certain production and material transactions. The Company has no obligations to Fabrinet related to severance obligations and arrangement fees. Fabrinet production costs were charged to cost of sales and costs related to the transfer and wind down of production were charged to restructuring. The actual restructuring and non-recurring charges totaled approximately $19.5 million through completion, which includes $4.4 million for severance and retention.

As of June 30, 2007, Fabrinet also owed the Company approximately $5.0 million representing trade accounts receivable relating to product sales.

KLA-Tencor Corporation (“KLA-Tencor”)

As of June 30, 2007, the Chief Executive Officer of JDSU is also a member of board of directors of KLA-Tencor, a publicly held company which provides process control and yield management solutions for the semiconductor manufacturing. KLA-Tencor is a customer of the Company.

Micralyne, Inc. (“Micralyne”)

Micralyne Inc., a privately held manufacturer of microfabricated and MEMS (Micro-Electro-Mechanical-Systems) based products in which the Company has a long-term investment, is a supplier of the Company. As of June 30, 2007 and July 1, 2006, the carrying value of the Company’s investment in Micralyne was $0.5 million. During the first quarter of fiscal 2007, the Company signed two loan agreements with Micralyne to provide an equipment loan of up to $1.4 million and a working capital line up to $1.6 million. As of June 30, 2007, the balances of these loans are $0.3 million and $1.2 million, respectively. During the third and fourth quarters of fiscal 2007, the Company provided approximately a total of $0.7 million Non-Recurring Engineering payments to Micralyne for manufacturing services.

Santur Corporation (“Santur”)

As of June 30, 2007 and July 1, 2006, the Company held an investment in Santur, a privately held manufacturer of optical components, of which the fair value was written down to zero in the third quarter of fiscal 2006. Santur is both a customer and supplier of the Company.

Sifam Fibre Optics Limited (“Sifam”)

As of June 30, 2007, Sifam Fibre Optics, a privately held company in which the Company previously had a long-term investment, was a supplier of the Company. On May 4, 2007, the Company sold its 19.9% equity investment in Sifam Fibre Optics Limited for $1.9 million and recognized a gain of $0.7 million. As of June 30, 2007, the Company has no remaining investment in Sifam.

Transactions and balances with the Company’s related parties were as follows (in millions):

	Years Ended				Years Ended
	June 30, 2007	July 1, 2006	July 2, 2005		June 30, 2007	July 1, 2006
Sales:				Accounts Receivable:
BaySpec	$0.1	$—	$0.1	BaySpec	$—	$—
Emcore	0.1	0.2	—	Emcore	0.7	0.8
Fabrinet *	18.4	15.7	22.9	Fabrinet	8.9	36.3
KLA-Tencor	7.0	8.1	8.0	KLA-Tencor	0.8	1.7
Micralyne	—	—	—	Micralyne	—	0.1
Santur	—	—	0.1	Santur	—	—
Sifam	—	0.1	—	Sifam	—	—

	$26.6	$24.1	$30.1		$10.4	$38.9

Purchases:				Accounts Payable:
BaySpec	$2.7	$5.5	$3.1	BaySpec	$—	$1.0
Emcore	—	—	—	Emcore	—	—
Fabrinet	138.7	111.2	73.0	Fabrinet	9.3	20.5
KLA-Tencor	—	—	—	KLA-Tencor	—	—
Micralyne	1.4	3.7	1.3	Micralyne	—	—
Santur	3.0	0.5	0.3	Santur	—	0.1
Sifam	2.3	2.9	3.2	Sifam	0.1	0.1

	$148.1	$123.8	$80.9		$9.4	$21.7

*	Sales are related to sale of inventory

Note 16. Commitments and Contingencies

Operating Leases

The Company leases facilities under operating lease agreements that expire at various dates through fiscal 2014. As of June 30, 2007, future minimum annual lease payments under non-cancellable operating leases were as follows (in millions):

2008	$20.4
2009	19.1
2010	17.0
2011	10.6
2012	8.7
Thereafter	8.8

Total minimum operating lease payments	$84.6

Included in the future minimum lease payments table above is $9.1 million related to lease commitments in connection with the Company’s restructuring activities. See “Note 10. Restructuring” for more detail.

The aggregate future minimum rentals to be received under non-cancellable subleases totalled $3.8 million as of June 30, 2007. Rental expense relating to building and equipment was $20.4 million, $17.8 million, and $17.1 million in fiscal 2007, 2006, and 2005, respectively.

Capital Leases

As of June 30, 2007, the Company had one building lease in Beijing, China that was classified as a capital lease in accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases” (“SFAS 13”). As of June 30, 2007, the gross carrying amount of the building was $7.3 million and total accumulated amortization expense was $4.5 million. Amortization expense related to the building was included as part of the Company’s total depreciation expense. The building lease bears an interest rate of 5.2%.

The following table presents the future minimum lease payments under the capital leases together with the present value of the minimum lease payments as of June 30, 2007 (in millions):

2008	$0.9
2009	0.9
2010	0.9
2011	0.7
2012	—
Thereafter	—

Total minimum capital lease payments	3.4
Less: Amount representing interest	(0.3)

Present value of minimum capital lease payments	$3.1

Purchase Obligations

Purchase obligations of $211.4 million represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services. Obligations to purchase inventory and other commitments are generally expected to be fulfilled within one year.

Tax Matters

The Company has been subject to a Dutch wage tax audit for calendar years 1999, 2000, and 2001, and a Texas franchise tax audit related to allocated taxable surplus capital for Texas report years 2001, 2002, and 2003. While the Company believes that it is reasonably possible that one or both of these audits may result in additional tax liabilities, based on currently available information, the Company believes the ultimate outcome of these audits will not have a material adverse effect on the Company’s financial position, cash flows or overall trends in results of operations. There is the possibility of a material adverse effect on the Company’s financial position, cash flows or overall trends in results of operations for the period in which these matters are ultimately resolved, if they are resolved unfavorably, or in the period in which an unfavorable outcome becomes probable. The range of the potential total tax liability related to these matters is estimated to be from zero to $46.2 million, plus interest and penalties.

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

The acquisition of Acterna in fiscal 2006 resulted in a new reportable segment, Communication Test and Measurement, consisting of the reporting units Telecom, Cable and Da Vinci. Further, in fiscal 2006, the Company changed its financial reporting structure with the formation of the Advanced Optical Technologies segment, which includes our Flex and Custom Optics businesses. These reporting units were previously included in the commercial and consumer segment. In addition, the Commercial Lasers business unit which was also previously included in the commercial and consumer segment is being reported in the All Other, Commercial Lasers category. In fiscal 2007, as a result of realignments in the reporting structure the Telecom and Cable reporting units were combined.

The Company is a leading provider of communications test and measurement solutions and optical products for telecommunications service providers, cable operators, and network equipment manufacturers. Furthermore, it is a leading provider of innovative optical solutions for medical/environmental instrumentation, semiconductor processing, display, brand authentication, aerospace, defense and decorative applications. The major segments the Company serves are:

(i) Optical Communications Business Segment:

The Optical Communications business segment provides components, modules, subsystems and solutions used by communications equipment providers for telecommunications and enterprise data communications. These products enable the transmission of video, audio and text data over high-capacity fiber optic cables. These products include transmitters, receivers, amplifiers, ROADMS, optical transceivers, multiplexers and demultiplexers, switches, optical performance monitors and couplers, splitters and circulators.

(ii) Communications Test and Measurement Business Segment:

The Communications Test and Measurement business segment provides instruments, service assurance systems and services to enable the design, deployment, and maintenance of communication equipment and networks, as well as ensure the quality of services delivered to the end customer. These products and services provide solutions that accelerate the deployment of new services and lower operating expenses while improving performance and reliability. Included in the product portfolio are test tools and platforms for optical transport networks, DSL services, data networks, cable networks, digital video broadcast, and fiber characterization services.

(iii) Advanced Optical Technologies Business Segment:

The Advanced Optical Technologies business segment provides inventive optical solutions for security and decorative applications and thin-film coatings for a range of public and private sector markets. These products enhance and modify the behavior of light utilizing its reflection, absorption and transmission properties to achieve specific effects such as high reflectivity, anti-glare and spectral filtering. Specific product applications include computer-driven projectors, intelligent lighting systems, photocopiers, facsimile machines, scanners, security products and decorative surface treatments.

(iv) All Other, Commercial Lasers Business Segment:

The Commercial Lasers business unit provides components and subsystems used in a wide variety of OEM applications. This broad portfolio addresses the needs of our customers in markets and applications such as biotechnology, materials processing, semiconductor, graphics and imaging, remote sensing, and laser marking. These products include industrial diode lasers, fiber lasers, gas lasers, solid-state lasers, and photonic power delivery systems.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company evaluates segment performance based on operating income (loss) excluding infrequent or unusual items.

The Company has reclassified operating income (loss) information disclosed below for fiscal 2005 to reflect how the CODM assesses segment performance. Segment operating income (loss) was reclassified for fiscal 2005 to only include allocable expenses relating to selling activities.

The amounts shown as Corporate consist of certain unallocated corporate-level operating expenses. In addition, the Company does not allocate restructuring charges, income taxes, or non-operating income and expenses to its segments.

Information on reportable segments is as follows (in millions):

	Years Ended
	June 30, 2007	July 1, 2006	July 2, 2005
Net revenue:
Optical Communications	$512.1	$470.5	$422.2
Communications Test and Measurement	619.2	494.5	—
Advanced Optical Technologies	170.0	162.8	231.0
All Other, Commerical Lasers	95.9	80.5	59.0
Deferred revenue related to purchase accounting adjustment	(0.4)	(4.0)	—

Net revenue	$1,396.8	$1,204.3	$712.2

Operating income (loss):
Optical Communications	$(8.4)	$(26.6)	$(36.0)
Communications Test and Measurement	90.9	70.7	—
Advanced Optical Technologies	52.6	36.2	28.0
All Other, Commerical Lasers	4.2	—	(4.1)
Corporate	(127.8)	(120.5)	(99.8)

Total segment operating income (loss)	11.5	(40.2)	(111.9)
Unallocated amounts:
Stock based compensation	(29.7)	(15.0)	(0.7)
Acquisition-related charges and amortization of intangibles	(80.7)	(124.0)	(22.0)
Reduction of other long-lived assets	(7.8)	(28.0)	(85.3)
Restructuring charges	(14.7)	(35.0)	(18.2)
Other realignment charges	2.2	(5.8)	(11.7)
Interest and other income	73.0	27.0	(22.1)
Interest expense	(7.1)	(3.8)	(2.7)
Gain on sale of investments	29.0	73.2	20.0

Loss before income taxes	$(24.3)	$(151.6)	$(254.6)

The Company operates primarily in three geographic regions: Americas, Europe and Asia-Pacific. The following table presents net revenue and identifiable assets by geographic regions (in millions):

	Years Ended
	June 30, 2007	July 1, 2006	July 2, 2005
Net revenue:
Americas	$766.8	$736.2	$466.6
Europe	376.0	283.1	132.4
Asia-Pacific	254.0	185.0	113.2

Total net revenue	$1,396.8	$1,204.3	$712.2

	Years Ended
	June 30, 2007	July 1, 2006
Property, plant and equipment, net
United States	$121.9	$133.4
Other Americas	5.9	12.5
China	38.2	31.8
Other Asia-Pacific	21.1	6.9
Germany	18.8	14.5
Other Europe	4.6	2.1

Total long-lived assets	$210.5	$201.2

Net revenue was assigned to geographic regions based on the customers’ shipment locations. Long-lived assets, namely net property, plant and equipment were identified based on the operations in the corresponding geographic areas.

During fiscal 2007, 2006, and 2005, no customer accounted for more than 10% of net revenue.

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of June 30, 2007 or July 1, 2006.

Product Warranties

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

The following table presents the changes in the Company’s warranty reserve during 2007 and 2006 (in millions):

	2007	2006
Balance as of beginning of year	$11.5	$7.3
Provision for warranty	7.2	6.5
Utilization of reserve	(5.0)	(2.5)
Adjustments related to pre-existing warranties (including changes in estimates)	(3.4)	0.2

Balance as of end of year (1)	$10.3	$11.5

(1)	Includes Acterna's acquisition opening balance of $5.2 million in the first quarter of fiscal 2006, and Casabyte's acquisition opening balance of $0.2 million in the third quarter of fiscal 2007.

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

The complaint in In re JDS Uniphase Corporation Securities Litigation purports to be brought on behalf of a class consisting of those who acquired the Company’s securities from October 28, 1999, through July 26, 2001, as well as on behalf of subclasses consisting of those who acquired the Company’s common stock pursuant to its acquisitions of OCLI, E-TEK, and SDL. Plaintiffs allege that Defendants made material misstatements and omissions concerning demand for the company’s products, improperly recognized revenue, overstated the value of inventory, and failed to timely write down goodwill. The complaint alleges various violations of the federal securities laws, specifically Sections 10(b), 14(a), 20(a), and 20A of the Securities Exchange Act of 1934 and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933. Although the complaint does not specify the amount of damages sought, Plaintiffs stated in recent court filings that they seek more than $20 billion in alleged damages. In January 2005, the Court denied the motion to dismiss claims against the Company, Jozef Straus, Anthony R. Muller, and Charles Abbe, and granted in part and denied in part the motion to dismiss claims against Kevin Kalkhoven. Defendants subsequently filed answers denying liability for the claims asserted against them. On December 21, 2005, the Court granted Plaintiffs’ motion for class certification.

Fact and expert discovery in In re JDS Uniphase Corporation Securities Litigation is complete. Each party has noticed and taken depositions of experts and both party and non-party witnesses. On August 24, 2007, the Court granted in part and denied in part Defendants’ motions for summary judgment and deferred ruling on Plaintiffs’ motion for partial summary judgment. Trial is set to begin on October 22, 2007.

A related securities case, Zelman v. JDS Uniphase Corp., No. C-02-4656 CW (N.D. Cal.), is purportedly brought on behalf of a class of purchasers of debt securities that were allegedly linked to the price of JDSU’s common stock. The Zelman complaint alleges that the debt securities were issued by an investment bank during the period from March 6, 2001 through July 26, 2001. The complaint names the Company and several of its former officers and directors as Defendants, alleges violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5, and seeks unspecified damages. On August 26, 2005, Defendants answered the complaint. On November 16, 2005, the Court granted Plaintiffs’ motion for class certification, which Defendants had not opposed. Fact discovery in the Zelman action is substantially complete. A case management conference is scheduled for November 13, 2007. No trial date has been set.

On January 29, 2007, another securities action was filed in the Northern District of California against the Company, Dr. Straus, and Messrs. Muller, Abbe, and Kalkhoven. That action, Central States Southeast and Southwest Areas Pension Fund v. JDS Uniphase Corp., No. 07-0584 CW, is based on allegations similar to those made in In re JDS Uniphase Corporation Securities Litigation and asserts claims under Sections 10(b), 14(a), and 20(a) of the Securities Exchange Act of 1934 and Sections

11, 12(a)(2), and 15 of the Securities Act of 1933. The Central State complaint seeks unspecified damages on behalf of a pension fund that purportedly purchased Company securities between October 28, 1999, and July 26, 2001, and elected to opt-out of participation in In re JDS Uniphase Corporation Securities Litigation. On February 14, 2007, the Central States action was deemed related to In re JDS Uniphase Corporation Securities Litigation and was assigned to Judge Claudia Wilken. A case management conference in the Central States action is scheduled for October 23, 2008, and trial is set to begin on January 26, 2009.

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

In the California state derivative action, In re JDS Uniphase Corporation Derivative Litigation, Master File No. CV806911 (Santa Clara Super. Ct.), the complaint asserts claims for breach of fiduciary duty, waste of corporate assets, abuse of control, gross mismanagement, unjust enrichment, and constructive fraud purportedly on behalf of the Company and certain of its current and former officers and directors. The complaint also asserts claims for violation of California Corporations Code Sections 25402 and 25502.5 against defendants who sold the Company’s stock and asserts claims for breach of contract, professional negligence, and negligent misrepresentation against the Company’s former auditor, Ernst & Young LLP. The complaint seeks unspecified damages. On February 13, 2007, the Court granted the parties’ request to stay the California derivative action and the shareholder inspection demand action brought by the plaintiff in the California derivative action. At a case management conference on August 24, 2007, the Court ordered the parties to submit briefing on whether the California derivative action should remain stayed pending resolution of In re JDS Uniphase Corporation Securities Litigation and whether a trial is needed to resolve the shareholder inspection demand action. A hearing on those issues and further case management conferences in both actions are scheduled for September 21, 2007.

No activity has occurred in Cromas v. Straus, Civil Action No. 19580 (Del. Ch. Ct.), the Delaware derivative action, since our last quarterly filing as of March 31, 2007.

The OCLI and SDL Shareholder Actions:

Plaintiffs purporting to represent the former shareholders of OCLI and SDL have filed suit against the former directors of those companies, asserting that they breached their fiduciary duties in connection with the events alleged in the securities litigation against the Company. Plaintiffs in the OCLI action, Pang v. Dwight, No. 02-231989 (Sonoma Super. Ct.), purport to represent a class of former shareholders of OCLI who exchanged their OCLI shares for JDSU shares when JDSU acquired OCLI. The complaint names the former directors of OCLI as Defendants, asserts causes of action for breach of fiduciary duty and breach of the duty of candor, and seeks unspecified damages. On March 4, 2007, the parties signed a memorandum of understanding regarding a settlement of the OCLI action. The Plaintiffs in the SDL action, Cook v. Scifres, Master File No. CV814824 (Santa Clara Super. Ct.), purport to represent a class of former shareholders of SDL who exchanged their SDL shares for JDSU shares when the Company acquired SDL. Plaintiffs filed an amended complaint on November 20, 2006. The complaint names the former directors of SDL as Defendants, asserts causes of action for breach of fiduciary duty and breach of the duty of disclosure, and seeks unspecified damages. On March 6, 2007, the Court overruled Defendants’ demurrer to that complaint. A case management conference is scheduled for September 21, 2007. Limited discovery in the SDL action has occurred. No trial date has been set in either the OCLI or SDL action.

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

Plaintiffs filed a second amended complaint on June 30, 2006. Defendants answered the complaint on July 6, 2006, and JDSU asserted counterclaims for breach of contract. The Court dismissed those counterclaims on September 11, 2006. On December 15, 2006, defendants moved for summary judgment on the ground that the named plaintiffs lacked standing. On the same day, plaintiffs moved for class certification. On April 24, 2007, the Court denied defendants’ motion for summary judgment as to plaintiff Douglas Pettit, deferred ruling on the motion for summary judgment as to plaintiff Eric Carey, and deferred ruling on plaintiffs’ motion for class certification. Both sides have taken discovery. Trial is set to begin on September 12, 2008.

The Company believes that the factual allegations and circumstances underlying these securities actions, derivative actions, the OCLI and SDL class actions, and the ERISA class actions are without merit. The expense of defending these lawsuits has been costly, will continue to be costly, and could be quite significant and may not be covered by our insurance policies. The defense of these lawsuits could also result in continued diversion of our management’s time and attention away from business operations which could prove to be time consuming and disruptive to normal business operations. An unfavorable outcome or settlement of this litigation could have a material adverse effect on the Company’s financial position, liquidity or results of operations.

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

Note 20. Subsequent Events

During July and August 2007, the Company repurchased an additional $50.0 million aggregate principal amount of Zero Coupon Senior Convertible Notes. This additional repurchase reduced the total amount of Zero Coupon Notes outstanding to $333.0 million and reduced the number of conversion shares potentially issuable in relation to the Zero Coupon Notes by approximately 1.3 million shares to approximately 8.4 million shares . In connection with the repurchases, the Company will recognize a gain of approximately $2.9 million, net of the write-off of debt issuance costs, in the first quarter of fiscal year 2008.

On August 21, 2007, the Company sold certain developed land and buildings of its Santa Rosa, California campus, comprised of 13 buildings with approximately 467,000 square feet, for approximately $33 million. In connection with the sale the Company signed an agreement to lease back 7 buildings with approximately 286,000 square feet for up to 10 years.

Note 21. Quarterly Financial Information (Unaudited)

The following table presents the Company’s quarterly consolidated statements of operations for fiscal 2007 and 2006 (in millions, except per share data):

	June 30, 2007(6)	March 31, 2007	December 30, 2006	September 30, 2006	July 1, 2006(2)(3)	April 1, 2006	December 31, 2005	October 1, 2005
Net revenue	$350.7	$361.7	$366.3	$318.1	$318.2	$314.9	$312.9	$258.3
Cost of sales	228.3	226.9	219.2	210.2	212.6	199.4	208.7	206.7
Amortization of acquired developed technologies	10.5	9.8	10.0	9.9	9.9	9.6	9.3	7.6

Gross profit	111.9	125.0	137.1	98.0	95.7	105.9	94.9	44.0
Operating expenses:
Research and development	42.2	43.4	42.8	40.0	39.8	41.3	40.7	33.7
Selling, general and administrative	95.3	95.7	94.4	83.0	83.4	88.2	83.3	70.4
Amortization of other intangibles	6.9	6.6	6.9	6.4	6.7	6.7	6.3	4.7
Acquired in-process research and development	5.1	—	—	—	0.3	0.1	0.3	19.6
Reduction of goodwill	—	—	—	—	22.4	—	—	—
Reduction of intangibles and loss (gain) on long-lived assets	0.9	3.8	3.0	0.1	1.2	(0.2)	(1.4)	6.0
Restructuring charges	4.1	(0.1)	5.5	5.2	6.5	8.8	14.9	4.8

Total operating expenses	154.5	149.4	152.6	134.7	160.3	144.9	144.1	139.2

Loss from operations	(42.6)	(24.4)	(15.5)	(36.7)	(64.6)	(39.0)	(49.2)	(95.2)
Interest and other income (loss) (4)	21.5	16.4	15.3	19.8	10.6	8.7	6.5	1.2
Interest expense	(2.0)	(2.1)	(1.1)	(1.9)	(1.5)	(0.8)	(0.7)	(0.8)
Gain on sale of investments (5)	0.6	(0.1)	28.2	0.3	0.4	37.7	1.8	33.3

Income (loss) before income taxes	(22.5)	(10.2)	26.9	(18.5)	(55.1)	6.6	(41.6)	(61.5)
Income tax expense (benefit)	(4.6)	4.0	3.7	(1.1)	(9.3)	2.9	0.5	5.5

Net income (loss)	$(17.9)	$(14.2)	$23.2	$(17.4)	$(45.8)	$3.7	$(42.1)	$(67.0)

Net income (loss) per share—basic (1)	$(0.08)	$(0.07)	$0.11	$(0.08)	$(0.22)	$0.02	$(0.20)	$(0.34)

Net income (loss) per share—diluted (1)	$(0.08)	$(0.07)	$0.10	$(0.08)	$(0.22)	$0.02	$(0.20)	$(0.34)

Shares used in per share calculation—basic	213.7	211.3	211.1	210.9	210.6	209.9	207.0	197.7

Shares used in per share calculation—diluted	213.7	211.3	223.5	210.9	210.6	224.3	207.0	197.7

(1)	Net income (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net loss per share does not equal the annual net loss per share.
(2)	For the quarterly period ended July 1, 2006, the Company recorded $22.4 million of impairment of the goodwill related to Da Vinci.
(3)	For the quarterly period ended July 1, 2006, the Company recorded adjustments for a number of items, including the write off previously capitalized supplies inventories, insurance recoveries, a tax benefit due to a valuation allowance release, and the elimination of previously recognized foreign currency gains related to prior periods. The impact of these adjustments on our fourth quarter loss from operations, net loss and net loss per share was an increase of $1.3 million, no impact, and no impact, respectively. Management and the Audit Committee believe that such amounts are not material to the current and previously reported financial statements.
(4)	For the quarterly period ended June 30, 2007, interest and other income (loss) includes greater interest from higher cash balances and gains from the repurchase of the Zero Coupon Senior Convertible Notes.
(5)	For the quarterly period ended December 30, 2006, Gain on sale of investments consists of gains on the sale of the Company’s equity investments in IPG & Epion.
(6)	For the quarterly period ended June 30, 2007, the Company recorded adjustments to reverse previously recognized foreign currency losses and income tax expenses related to prior periods, recognize the gain from the curtailment of our post retirement benefit plan for certain employees, and the royalty expenses related to prior quarters within the fiscal year ended June 30, 2007. The impact of these adjustments on our fourth quarter loss from operations, net loss and net loss per share was a decrease of $4.1 million, a decrease of $5.6 million, and a decrease of $0.03, respectively. Management and the Audit Committee believe that such amounts are not material to the current and previously reported financial statements.

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

As required by SEC Rule 13a-15(b), in connection with filing this Annual Report on Form 10-K, management conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of June 30, 2007, the end of the period covered by this report. Based upon our evaluation, our CEO and CFO concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective at a reasonable assurance level as of June 30, 2007.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of July 1, 2007. In making this assessment, we used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of June 30, 2007. The Company’s internal control over financial reporting as of June 30, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K under Item 8.

(c) REMEDIATION OF THE MATERIAL WEAKNESSES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company identified material weaknesses in our internal control over financial reporting in periods prior to the fiscal year ended June 30, 2007. The Company has made a number of important changes in its controls to address the material weakness in internal control over financial reporting regarding the sufficiency of accounting personnel which was disclosed as of July 1, 2006. These changes include the hiring of the following key positions:

•	Technical Accounting Manager

•	Senior Revenue Accountant

Further, it should be noted that the additions made to key accounting personnel in late fiscal 2006 (including the Global Corporate Controller, Director of Technical Accounting and SEC Reporting, Manufacturing Operations Controller and Manufacturing Site Controller) have now impacted our internal controls for a full fiscal year. In addition, as discussed within (d) below, specific control enhancements made during the fourth quarter of fiscal 2007 have further improved our internal control over financial reporting. Besides these key additions, the Company has strengthened its accounting resources through the hiring of both general and manufacturing accounting analysts. As of June 30, 2007, we have determined that the new controls are effectively designed and have demonstrated effective operation for a sufficient period of time to enable management to conclude that this material weakness has been remediated.

As of July 1, 2006, the Company determined that it did not maintain effective controls at Acterna’s (herein referred to as ‘CommTest’) manufacturing sites in Germantown, Maryland and Indianapolis, Indiana (herein collectively referred to as ‘CommTest U.S.’) over the accounting for the completeness, existence, accuracy and valuation of inventory and cost of goods sold. Specifically, adequate controls were not designed over (1) the existence and accuracy of the perpetual inventory balance, (2) the accuracy of the standard costs and analysis of variances (3) the valuation of excess and obsolete inventory. In addressing this material weakness, the Company implemented the following changes to our internal control over financial reporting:

•	Implementation of Oracle for CommTest U.S. locations

•	Adoption of JDSU Corporate (“Classic”) controls and procedures in CommTest U.S

•	Addition of Manufacturing Site Controller and multiple cost accounting analysts

As of June 30, 2007, we have determined that the new controls are effectively designed and have demonstrated effective operation for a sufficient period of time to enable management to conclude that this material weakness has been remediated.

The third material weakness identified as of July 1, 2006 related to ineffective controls over accounts receivable, deferred revenue, and revenue; specifically, controls relating to the identification of and accounting for contractual sales terms that impact the amount and timing of revenue recognized in our CommTest business segment. In addressing this material weakness, the Company has implemented the following changes to our internal control over financial reporting:

•

Enhanced the contract review process being performed at the corporate and regional levels, including but not limited to an increased focus on multiple element arrangements, extended payment terms and acceptance clauses

•	Created a new CommTest Revenue Manager position

•	Improved coordination of the contract management process with the Legal Department

As of June 30, 2007, we have determined that the new controls are effectively designed and have demonstrated effective operation for a sufficient period of time to enable management to conclude that this material weakness has been remediated.

(d) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the fourth quarter of fiscal 2007, we made the following changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•	We hired a CommTest Revenue Manager

•	We conducted revenue recognition training for key finance and sales personnel

Additionally, as discussed within (c) above, we remediated previously reported material weaknesses in our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding the Company’s executive officers and directors required by this Item is incorporated by reference to the section entitled “Proposal One — Elections of Directors” in the Company’s Definitive Proxy Statement in connection with the 2007 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended June 30, 2007. Information required by Item 405 of Regulation S-K is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

The Company has adopted a code of ethics entitled “JDS Uniphase’s Code of Business Conduct,” which is applicable to all employees, officers and directors of the Company. The full text of the JDS Uniphase Corporate Code of Conduct is included under the Company’s Corporate Governance information available at the Company’s website at www.jdsu.com.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference to the section entitled “Executive Compensation,” “Compensation Discussion and Analysis,” “Director Compensation,” and “Compensation Committee Report” in the Proxy Statement.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is incorporated by reference to the sections entitled “Certain Relationships and Related Transactions” and “Compensation Committee Interlocks and Insider Participation” under the “Corporate Governance” heading in the Proxy Statement.

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

3.	See Item 15(b)

(b)	Exhibits:

Exhibit Number	Exhibit Description
3.1(1)	Restated Certificate of Incorporation.

3.2(2)	Certificate of Designation of the Series A Preferred Stock.

3.3(3)	Certificate of Designation of the Series B Preferred Stock.

3.4(4)	Certificate of Designation of the Special Voting Stock.

3.5(23)	Amended and Restated Bylaws of JDS Uniphase Corporation.

4.1(5)	Exchangeable Share Provisions attaching to the Exchangeable Shares of JDS Uniphase Canada Ltd. (Formerly 3506967 Canada Inc.).

4.2(6)	Voting and Exchange Trust Agreement between JDS Uniphase, JDS Uniphase Canada Ltd. and CIBC Mellon Trust Company.

4.3(7)	Exchangeable Share Support Agreement between JDS Uniphase, JDS Uniphase Canada Ltd. and JDS Uniphase Nova Scotia Company.

4.4(8)	Registration Rights Agreement between JDS Uniphase, JDS Uniphase Canada Ltd. and The Furukawa Electric Co., Ltd.

4.5(9)	Fifth Amended and Restated Rights Agreement between JDS Uniphase and American Stock Transfer & Trust Company.

4.6(17)	Amended and Restated Rights Agreement between JDS Uniphase Canada Ltd. and CIBC Mellon Trust Company (Amended and Restated as of February 6, 2003).

4.7(19)	Indenture dated October 31, 2003.

4.8(24)	Registration Rights Agreement between JDS Uniphase, Morgan Stanley & Co., Inc, Goldman Sachs & Co. and CIBC World Markets Corp.

4.9(25)	Indenture dated May 17, 2006.

4.10(26)	Registration Rights Agreement between JDS Uniphase, J. P. Morgan Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

10.1(10)	Support Agreement between Uniphase Corporation, 3506967 Canada Inc., The Furukawa Electric Company, Ltd., and JDS FITEL Inc.

10.2(11)	Amended and Restated 1993 Flexible Stock Incentive Plan (Amended and Restated as of November 9, 2001).

10.3(12)	Amended and Restated 1998 Employee Stock Purchase Plan (Amended and Restated as of November 10, 2005).

10.4(13)	Amended and Restated 1999 Canadian Employee Stock Purchase Plan (Amended and Restated as of July 31, 2002).

10.5(14)	2005 Acquisition Equity Incentive Plan.

10.6(20)	2005 Acquisition Equity Incentive Plan Form of Stock Option Award Agreement.

10.7(21)	2005 Acquisition Equity Incentive Plan Form of Restricted Stock Unit Award Agreement.

10.8(15)	Employment Agreement for Kevin J. Kennedy.

10.9(16)	Indemnification Agreement for Kevin J. Kennedy.

10.10(18)	Amended and Restated 2003 Equity Incentive Plan.

10.11(27)	Indemnification Agreement for Richard E. Belluzzo.

10.12(28)	Indemnification Agreement for Kevin A. DeNuccio.

10.13(29)	Indemnification Agreement for Harold L. Covert.

10.14(30)	Indemnification Agreement for Masood Jabbar.

10.15(31)	Separation Agreement for Michael Ricci.

10.16(31)	Separation Agreement for John Peeler.

14.1(22)	Code of Business Conduct.

21.1(31)	Subsidiaries of JDS Uniphase Corporation.

23.1(31)	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP).

23.2(31)	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).

31.1(31)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(31)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(31)	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(31)	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K/A filed February 13, 2001.
(2)	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed June 24, 1998.
(3)	Incorporated by reference to Exhibit 3(i)(d) of the Company’s Annual Report on Form 10-K filed September 28, 1998.
(4)	Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-3 filed July 14, 1999.
(5)	Incorporated by reference to the Company’s definitive Proxy Statement on Schedule 14A filed June 2, 1999.
(6)	Incorporated by reference to Exhibit 4.2 of the Company’s Annual Report on Form 10-K filed September 1, 1999.
(7)	Incorporated by reference to Exhibit 4.3 of the Company’s Annual Report on Form 10-K filed September 1, 1999.
(8)	Incorporated by reference to Exhibit 4.5 of the Company’s Annual Report on Form 10-K filed September 1, 1999.
(9)	Incorporated by reference to Exhibit 1 of the Company’s Registration Statement on Form 8-A12G/A filed February 18, 2003.
(10)	Incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K filed September 1, 1999.
(11)	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed February 11, 2002.
(12)	Incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K filed September 17, 2002.
(13)	Incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K filed September 17, 2002.
(14)	Incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed August 23, 2005.
(15)	Incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K filed September 24, 2003.
(16)	Incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K filed September 24, 2003.
(17)	Incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K filed September 24, 2003.
(18)	Incorporated by reference to the Company’s definitive Proxy Statement on Schedule 14A filed September 29, 2006.
(19)	Incorporated by reference to Exhibit 4.7 of the Company’s Registration Statement on Form S-3 filed November 14, 2003.
(20)	Incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K filed September 30, 2005.
(21)	Incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K filed September 30, 2005.
(22)	Incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-K filed September 30, 2005.
(23)	Incorporated by reference to Exhibit 3.5 of the Company’s Form 8-K filed March 2, 2006.
(24)	Incorporated by reference to Exhibit 4.8 of the Company’s Registration Statement on Form S-3 filed November 14, 2003.

(25)	Incorporated by reference to Exhibit 4.9 of the Company’s Form 8-K filed May 19, 2006.
(26)	Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed May 19, 2006.
(27)	Incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed March 2, 2005.
(28)	Incorporated by reference to Exhibit 10.17 of the Company’s Form 8-K filed December 21, 2005.
(29)	Incorporated by reference to Exhibit 10.18 of the Company’s Form 8-K filed January 20, 2006.
(30)	Incorporated by reference to Exhibit 10.19 of the Company’s Form 8-K filed March 2, 2006.
(31)	Filed herewith.

(c) See Item 15(a) 2.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 29, 2007	JDS UNIPHASE CORPORATION

	By:	/s/ Kevin J. Kennedy
Kevin J. Kennedy
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin J. Kennedy
Kevin J. Kennedy	Chief Executive Officer (Principal Executive Officer)	August 29, 2007

/s/ David Vellequette	Executive Vice President and Chief Financial Officer
David Vellequette	(Principal Financial and Accounting Officer)	August 29, 2007

/s/ Richard Belluzzo
Richard Belluzzo	Director	August 29, 2007

/s/ Harold L. Covert
Harold L. Covert	Director	August 29, 2007

/s/ Bruce D. Day
Bruce D. Day	Director	August 29, 2007

/s/ Kevin A. DeNuccio
Kevin A. DeNuccio	Director	August 29, 2007

/s/ Masood Jabbar
Masood Jabbar	Director	August 29, 2007

/s/ Martin A. Kaplan
Martin A. Kaplan	Chairman	August 29, 2007

/s/ Richard T. Liebhaber
Richard T. Liebhaber	Director	August 29, 2007

/s/ Casimir S. Skrzypczak
Casimir S. Skrzypczak	Director	August 29, 2007