Form 10-Q
period 2007-09-29
JDS UNIPHASE CORP /CA/
filed 2007-11-07
CIK 912093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2007

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

As of October 27, 2007, the Registrant had 219,469,532 shares of common stock outstanding, including 5,693,399 exchangeable shares of JDS Uniphase Canada Ltd. The par value of each share of common stock is $0.001. Each exchangeable share is exchangeable at any time into common stock on a one-for-one basis, entitles a holder to dividend and other rights economically equivalent to those of the common stock, and through a voting trust, votes at meetings of stockholders of the Registrant. The number of shares outstanding reflects a 1-for-8 reverse stock split effected by the Registrant on October 16, 2006.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

JDS UNIPHASE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(unaudited)

	Three Months Ended
	September 29, 2007	September 30, 2006
Net revenue	$356.7	$318.1
Cost of sales	211.0	210.2
Amortization of acquired technologies	12.0	9.9

Gross profit	133.7	98.0

Operating expenses:
Research and development	46.6	40.0
Selling, general and administrative	100.2	83.0
Amortization of other intangibles	6.9	6.4
Reduction of intangibles and loss on long-lived assets	0.4	0.1
Restructuring charges	1.1	5.2

Total operating expenses	155.2	134.7

Loss from operations	(21.5)	(36.7)
Interest and other income	19.3	19.8
Interest expenses	(2.2)	(1.9)
Gain on sale of investments	—	0.3

Loss before income taxes	(4.4)	(18.5)
Provision of (benefit for) income taxes	2.5	(1.1)

Net loss	$(6.9)	$(17.4)

Net loss per share—basic and diluted	$(0.03)	$(0.08)

Shares used in per share calculation—basic and diluted	219.2	210.9

Note: Shares used in per share calculation for basic and diluted reflect a 1-for-8 reverse stock split effected by the Company on October 16, 2006.

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share and par value data)

(unaudited)

	September 29, 2007	June 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$376.7	$362.9
Short-term investments	740.1	769.9
Restricted cash	10.6	9.9
Accounts receivable, less reserves and allowances of $6.3 at September 29, 2007 and $5.4 at June 30, 2007	252.3	264.2
Inventories	199.3	204.3
Refundable income taxes	3.9	4.7
Other current assets	41.7	44.8

Total current assets	1,624.6	1,660.7
Property, plant and equipment, net	205.1	210.5
Deferred income taxes	6.1	7.1
Goodwill	720.5	710.0
Other intangibles, net	398.1	411.5
Long-term investments	12.3	3.1
Other non-current assets	25.3	22.4

Total assets	$2,992.0	$3,025.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$101.4	$111.5
Accrued payroll and related expenses	64.3	62.0
Income taxes payable	7.6	42.3
Deferred income taxes	2.6	2.6
Restructuring accrual	5.6	6.9
Warranty accrual	9.6	10.3
Other current liabilities	108.0	112.3

Total current liabilities	299.1	347.9

Long-term debt	733.0	808.0
Other non-current liabilities	206.4	133.9
Commitments and contingencies (Note 15, 17 and 18)
Stockholders’ equity:
Preferred Stock, $0.001 par value: Authorized shares: 1,000,000	—	—
Common Stock, $0.001 par value:
Authorized shares: 1,000,000,000	0.2	0.2
Outstanding shares: 219,548,745 at September 29, 2007 and 219,126,365 at June 30, 2007
Treasury Stock at cost: 128,493 shares at September 29, 2007 and 114,300 shares at June 30, 2007	(2.1)	(1.9)
Additional paid-in capital	69,161.7	69,145.5
Accumulated deficit	(67,457.7)	(67,450.8)
Accumulated other comprehensive income	51.4	42.5

Total stockholders’ equity	1,753.5	1,735.5

Total liabilities and stockholders’ equity	$2,992.0	$3,025.3

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Three Months Ended
	September 29, 2007	September 30, 2006
OPERATING ACTIVITIES:
Net loss	$(6.9)	$(17.4)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	15.9	16.6
Asset retirement obligations and deferred rent expenses	0.3	0.2
Amortization expense of other intangibles	18.9	16.3
Stock-based compensation expense	11.0	6.6
Amortization of debt issuance costs	0.9	0.9
Non-cash changes in short term investments	(1.0)	(2.1)
Gain on sale of investments	—	(0.3)
Settlement of held-to-maturity debt security	—	(5.1)
Activity related to equity investments	(0.2)	(0.1)
Loss on disposal of assets, net	0.4	0.1
Gain on repurchase of debt	(4.2)	—
Provision for allowance for doubtful accounts	0.8	(0.2)
Changes in operating assets and liabilities, net of impact of acquisitions of business:
Accounts receivable	13.0	2.1
Inventories	5.3	(19.3)
Other current assets	3.3	6.9
Accounts payable	(10.9)	(4.1)
Income taxes payable	2.7	(2.1)
Deferred taxes, net	(4.4)	0.4
Accrued payroll and related expenses	1.3	(6.9)
Other	(10.0)	(8.8)

Net cash provided by (used in) operating activities	36.2	(16.3)

INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(232.2)	(259.9)
Maturities and sales of investments	265.4	192.7
Change in restricted cash	(6.3)	1.5
Acquisition, net of cash acquired	(1.7)	—
Purchases of long term investments	(9.0)	—
Proceeds from settlement of held-to-maturity debt security	—	5.1
Acquisition of property and equipment	(9.0)	(23.3)
Proceeds from sale of assets	1.8	1.2
Other assets	—	(1.4)

Net cash provided by (used in) investing activities	9.0	(84.1)

FINANCING ACTIVITIES:
Repurchase of convertible debt	(70.3)	—
Proceeds from financing obligation	32.2	—
Issuance of stock pursuant to employee stock plans	5.0	5.0

Net cash provided by (used in) financing activities	(33.1)	5.0

Effect of exchange rate changes on cash and cash equivalents	1.7	0.4
Increase (decrease) in cash and cash equivalents	13.8	(95.0)
Cash and cash equivalents at beginning of period	362.9	364.9

Cash and cash equivalents at end of period	$376.7	$269.9

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The financial information for the Company (or “JDSU”) as of September 29, 2007 and for the three months ended September 29, 2007 and September 30, 2006 is unaudited, but includes all normal and recurring adjustments that management considers necessary for a fair statement of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007.

The balance sheet as of June 30, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results for the three months ended September 29, 2007 may not be indicative of results for the year ending June 28, 2008 or any future periods.

The Securities Class Actions

As more fully disclosed in “Note 19. Legal Proceedings” on In re JDS Uniphase Corporation Securities Litigation, a jury trial began on October 23, 2007. The trial is currently scheduled to last for nineteen Court days. Although the complaint does not specify the precise amount of damages sought, Plaintiffs have stated in recent court filings that they intend to seek a verdict of more than $20 billion in alleged damages. Plaintiffs’ expert witness on damages has generally testified to that effect in the pending jury trial. While there are many potential outcomes of the pending trial, in the event of a final, non-appealable and enforceable judgment against the Company that is in an amount commensurate with the Plaintiffs’ maximum theory of damages, it would not have sufficient assets to pay such a judgment. The Company believes that the factual allegations and circumstances underlying these securities class actions are without merit.

Reverse Stock Split

On September 21, 2006, the Board of Directors approved a 1-for-8 reverse split of the Company’s common stock, following approval by the stockholders on December 1, 2005. The reverse stock split was effective on October 16, 2006, before trading began on October 17, 2006. Fractional shares resulting from the split were rounded down to the next whole number. All shares and per share amounts, including all common stock equivalents (stock options, other equity incentive awards, equity compensation plans, and convertible notes) in the Consolidated Financial Statements and Notes to the Consolidated Statements, have been retroactively adjusted for all periods presented to reflect the reverse stock split.

Fiscal Years

The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to June 30th.

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated.

Out of Period Adjustments

For the three months ended September 29, 2007, the Company recorded an adjustment that resulted in additional cost of sales of $0.6 million in its first quarter related to prior quarters. This adjustment had no impact on net loss per share for the three months ended September 29, 2007.

For the three months ended September 30, 2006, the Company recorded adjustments related to inventory and restructuring. The corrections resulted in the Company recording $2.6 million in additional cost of sales and operating expense in its first quarter related to prior quarters. These adjustments resulted in $0.01 additional net loss per share for the three months ended September 30, 2006. Management and the Audit Committee believe that such amounts are not material to previously reported financial statements.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with U. S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of net revenue and expenses during the period. The Company bases estimates on historical experience and on various assumptions about the future that are believed to be reasonable based on available information. The Company’s reported financial position or results of operations may be materially different under different conditions or when using different estimates and assumptions, particularly with respect to significant accounting policies. In the event that estimates or assumptions prove to differ from actual results, adjustments are made in subsequent periods to reflect more current information.

Comprehensive Income (Loss)

The Company’s accumulated other comprehensive income (loss) consists of the accumulated net unrealized gains or losses on available-for-sale investments, foreign currency translation adjustments, and pension liability.

The components of comprehensive income (loss), net of tax, were as follows (in millions):

	Three Months Ended
	September 29, 2007	September 30, 2006
Net loss	$(6.9)	$(17.4)
Other comprehensive income:
Net change in unrealized gains on available-for-sale investments	2.0	3.9
Net change in cumulative translation adjustment	6.9	4.5

Net change in other comprehensive income/(loss)	8.9	8.4

Comprehensive income (loss)	$2.0	$(9.0)

At September 29, 2007 and June 30, 2007, balances for the components of accumulated other comprehensive income (loss) were as follows (in millions):

	September 29, 2007	June 30, 2007
Unrealized losses on investments	$(1.2)	$(3.2)
Foreign currency translation gains	43.7	36.8
Defined benefit obligation	8.9	8.9

Accumulated other comprehensive income	$51.4	$42.5

Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in millions, except per share data):

	Three Months Ended
	September 29, 2007	September 30, 2006
Numerator:
Net loss	$(6.9)	$(17.4)

Denominator:
Weighted-average number of common shares outstanding	219.2	210.9

Net loss per share—basic and diluted	$(0.03)	$(0.08)

As the Company incurred net losses for the three months ended September 29, 2007 and September 30, 2006, potential dilutive securities from stock options, employee stock purchase plan (“ESPP”), Full Value Awards, and Zero Coupon Senior Convertible Notes have been excluded from the diluted net loss per share computations as their effect was deemed anti-dilutive.

As of September 29, 2007, contingently issuable shares relating to the 1% Senior Convertible Notes were also excluded in accordance with Emerging Issues Task Force Abstract No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” (“EITF 04-8”). These shares, which are represented below as potentially dilutive securities, would be included in the computation of diluted net income per share in periods when the closing price of the Company’s common stock is at least $30.30. Depending on the stock price on the conversion date, up to a maximum of approximately 14.0 million shares, subject to certain adjustments, may be issued upon conversion of the 1% Senior Convertible Notes. In addition, during the first quarter of fiscal 2008, the Company repurchased $75.0 million aggregate principal amount of the Zero Coupon Senior Convertible Notes for $70.3 million in cash. The repurchase and retirement of the notes reduced the number of conversion shares potentially issuable from approximately 9.7 million at June 30, 2007 to approximately 7.8 million at September 29, 2007. For additional information regarding these two notes, see “Note 10. Convertible Debt and Letters of Credit”.

The following table sets forth the weighted average potentially dilutive securities excluded from the computation because their effect would have been anti-dilutive (in millions):

	Three Months Ended
	September 29, 2007	September 30, 2006
Stock options and ESPP	17.5	17.1
Zero coupon senior convertible notes	8.8	12.0
1% senior convertible notes	14.0	14.0

Total potentially dilutive securities	40.3	43.1

Note 2. Recent Accounting Pronouncements

SFAS No. 159

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB No. 115” (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for the Company beginning in fiscal year 2009. The Company is currently assessing the impact of this statement on its consolidated financial statements.

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

Note 3. Mergers and Acquisitions

Fiscal 2008 Acquisitions

There were no acquisitions in the first quarter of fiscal 2008.

Fiscal 2007 Acquisitions

Innocor Ltd. (“Innocor”)

In May 2007, the Company purchased Innocor for $19.4 million in cash, including $0.3 million of direct transaction costs incurred in connection with the acquisition. In addition, JDSU is obligated to pay contingent cash consideration of up to $3.6 million if certain revenue targets are achieved during the thirteen months from acquisition date through fiscal year end 2008. This payment, if made, would increase the recorded value of goodwill.

Innocor is a provider of broadband test solutions for network equipment manufacturers. The merger strengthened JDSU’s position in the North American lab and production markets and helped grow the Company’s business in the EMEA and APAC regions. Innocor is included in JDSU’s Communications Test and Measurement segment.

The former shareholders of Innocor made certain representations and warranties to the Company and agreed to indemnify the Company against damages which might arise from a breach of those undertakings. As security for this indemnification obligation of the former Innocor shareholders, JDSU retained approximately $1.9 million of the cash consideration, which is scheduled to be released after the twelve month anniversary of the acquisition date. This cash consideration has been included in the purchase consideration.

Picolight, Inc. (“Picolight”)

In May 2007, the Company acquired Picolight for approximately 8.1 million shares of the Company’s common stock with a market value of $104.7 million at the measurement date and $5.3 million in cash, including $0.5 million of direct transaction costs incurred in connection with the acquisition. In addition, JDSU is obligated to pay contingent cash consideration of up to $10 million if certain revenue targets are achieved during the period from April 1 through December 31, 2007. This payment, if made, would increase the recorded value of goodwill.

Picolight is a designer and manufacturer of optical pluggable transceivers. The acquisition of Picolight strengthened the Company’s position in high-growth pluggable optics for the enterprise market and added an established, vertically integrated manufacturing model. Picolight is included in JDSU’s Optical Communications segment.

Picolight’s results of operations have been included in the Company’s consolidated financial statements subsequent to the date of acquisition. The financial information in the table below summarizes the combined results of operations of the Company and Picolight, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented:

(in millions, except per share data)	Three Months Ended September 30, 2006
Pro forma net revenue	$332.5
Reported net revenue	318.1
Pro forma net loss	(19.5)
Pro forma net loss per share - basic and diluted	(0.09)
Reported net loss	(17.4)
Reported net income loss per share - basic and diluted	(0.08)

The unaudited, pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the merger had taken place at the beginning of each of the periods presented.

The former shareholders of Picolight made certain representations and warranties to the Company and agreed to indemnify the Company against damages which might arise from a breach of those undertakings. As security for this indemnification obligation of the former Picolight shareholders, JDSU retained approximately 1.0 million shares with a value of approximately $12.6 million at the original measurement date, of the consideration, which is scheduled to be released on the twelve month anniversary of the acquisition date. This consideration has been included in the purchase consideration.

Casabyte Inc. (“Casabyte”)

In January 2007, the Company acquired Casabyte for $34.5 million in cash, including $0.5 million of direct transaction costs incurred in connection with the acquisition.

Casabyte is a provider of service quality monitoring solutions for mobile network operations. The acquisition of Casabyte accelerated the Company’s service assurance growth by capitalizing on a number of key assets, including Casabyte’s wireless service quality solutions expertise, technology and established customer relationships. JDSU also plans to leverage its global direct sales organization and other distribution channels to increase Casabyte’s penetration into international markets. Casabyte is included in JDSU’s Communications Test and Measurement business.

The former shareholders of Casabyte made certain representations and warranties to the Company and agreed to indemnify the Company against damages which might arise from a breach of those undertakings. As security for this indemnification obligation of the former Casabyte shareholders, JDSU retained approximately $3.2 million of the cash consideration, which is scheduled to be released on the twelve month anniversary of the acquisition date. This cash consideration has been included in the purchase consideration.

Fiscal 2006 Acquisitions

Test-Um Inc. (“Test-Um”)

In May 2006, the Company purchased Test-Um for $17.2 million in cash, including $0.2 million of direct transaction costs incurred in connection with the acquisition. Test-Um’s results of operations have been included in the Company’s consolidated financial statements subsequent to the date of acquisition. In addition, JDSU was obligated to pay contingent cash consideration of up to $5.5 million if certain revenue targets were achieved during the twelve months following the acquisition date. During the three months ended September 29, 2007, the recorded value of goodwill was increased by $1.5 million because certain revenue targets were met.

Test-Um is a provider of portable test, talk and trace products for datacom and communications networks. The acquisition establishes JDSU as a leader in the growing market for home and enterprise network testing. Test-Um is a well-known manufacturer of high-quality, low cost instruments which are used in the field to troubleshoot, test, map and certify various types of networks. Test-Um is included in JDSU’s Communications Test and Measurement segment.

The former shareholders of Test-Um made certain representations and warranties to the Company and agreed to indemnify JDSU against damages which might arise from a breach of those undertakings. The cash consideration retained as security for their indemnification obligation of approximately $1.7 million was released in May 2007.

Agility Communications, Inc. (“Agility”)

In November 2005, the Company purchased Agility for approximately 2.8 million shares of the Company’s common stock with a market value of $54.1 million at the measurement date and $10.7 million in cash, including $0.5 million of direct transaction costs incurred in connection with the acquisition. Prior to the acquisition, the Company had invested $3.0 million in Agility’s convertible preferred stock. Agility’s results of operations have been included in the Company’s consolidated financial statements subsequent to the date of acquisition.

Agility is a provider of widely tunable laser solutions for optical networks. Tunable lasers simplify the deployment of high-speed metro and long-haul networks and help enable the delivery of next-generation services. The acquisition further expands the Company’s product offerings to service providers for their agile networks. Agility is included in JDSU’s Optical Communications business.

The former shareholders of Agility made certain representations and warranties to the Company and agreed to indemnify the Company against damages which might arise from a breach of those undertakings. The cash consideration held in escrow as security for this indemnification obligation of approximately $10.0 million was released in December 2006.

Acterna Inc. (“Acterna”)

In August 2005, the Company purchased Acterna for approximately 25.1 million shares of the Company’s common stock with a market value of $304.7 million at the measurement date and $459.3 million in cash, including $10.0 million of direct transaction costs incurred in connection with the acquisition.

Acterna is a leading worldwide provider of broadband and optical test and measurement solutions for telecommunications and cable service providers and network equipment manufacturers. The acquisition expands the Company’s portfolio of IP-based data, voice and video products and services over long haul, metro, fiber-to-the-home, DSL and cable networks. The addition of Acterna’s Test and Measurement business created a new reportable segment.

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

Note 4. Balance Sheet and Other Details

Accounts Receivable Reserves and Allowances

The activities and balances for allowance for doubtful accounts and allowance for sales returns and other are as follows (in millions):

	June 30, 2007	Charged to Costs and Expenses	Deduction(1)	September 29, 2007
Allowance for doubtful accounts	$4.8	$0.6	$0.3	$5.7
Allowance for sales returns and other	0.6	—	—	0.6

Total accounts receivable reserves	$5.4	$0.6	$0.3	$6.3

(1)	Write off of uncollectible accounts, net of recoveries

Inventories

Inventories are stated at the lower of cost or market, and include material, labor, and manufacturing overhead costs. The components of inventories were as follows (in millions):

	September 29, 2007	June 30, 2007
Raw materials and purchased parts	$72.6	$76.5
Work in process	64.6	67.8
Finished goods	52.7	51.7
Deferred COGS	9.4	8.3

Total inventories	$199.3	$204.3

During the three months end September 29, 2007 and September 30, 2006, the Company recorded write-downs of inventories of $1.8 million, and $8.2 million, respectively.

The Company also sold previously written-down inventories of $3.7 million and $3.7 million during the three months ended September 29, 2007 and September 30, 2006, respectively. In addition, the Company has an active scrap program and typically disposes of inventory that has been written down through the use of scrap dealers or physical disposal/destruction. During the three months ended September 29, 2007 and September 30, 2006, the Company scrapped $11.7 million, and $1.7 million of fully reserved inventory, respectively.

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

The Company operates in markets with relatively few customers and has historically experienced variability in product demand driven by the buying behaviors of these customers. In addition, the Company’s products utilize long-lead time parts which are available from a limited set of vendors. The combined effects of a limited customer base, variability of demand among the customer base and significant long-lead time or single sourced materials has historically contributed to significant inventory write-downs. The Company routinely reviews inventory for usage potential, including fulfilment of customer warranty obligations and spare part requirements. The Company writes down to zero the value of excess and obsolete (“E&O”) inventory that is not expected to be consumed through operations generally within 12 months. Excess is written down to zero value in large part due to the Company’s history of changes in customer demand and inherent product obsolescence concerns.

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

Property, Plant and Equipment, Net

The components of property, plant and equipment, net were as follows (in millions):

	September 29, 2007	June 30, 2007
Land	$17.1	$17.0
Buildings and improvements	38.5	37.5
Machinery and equipment	282.4	277.0
Furniture, fixtures, software and office equipment	105.4	99.9
Leasehold improvements	52.6	51.1
Construction in progress	16.9	19.9

	512.9	502.4
Less: accumulated depreciation	(307.8)	(291.9)

Property, plant and equipment, net	$205.1	$210.5

At September 29, 2007, Property, plant and equipment, net included $27.4 million in land and buildings related to the Santa Rosa sale and leaseback transactions accounted for under the financings method. See “Note 5. Financing Obligation” for more detail.

During the three months ended September 29, 2007 and September 30, 2006, the Company recorded $15.9 million, and $16.6 million, respectively, of depreciation expense.

During the three months ended September 29, 2007 and September 30, 2006, the Company recorded $0.4 million, and $0.1 million, respectively, of reductions in the carrying value of property, plant and equipment primarily as a result of impairment analyses or the write-off of disposed fixed assets, excluding asset write-downs associated with restructuring activities. See “Note 9. Reduction of Other Long-Lived Assets” for more detail.

Other Current Assets

The components of other current assets were as follows (in millions):

	September 29, 2007	June 30, 2007
Prepaid assets	$13.9	$15.9
Deferred income tax	1.0	1.1
Receivables from Fabrinet	2.2	2.5
Other receivables	18.0	18.1
Other current assets	6.6	7.2

Total other current assets	$41.7	$44.8

Other Non-Current Assets

The components of other non-current assets were as follows (in millions):

	September 29, 2007	June 30, 2007
Deposits	$4.7	$4.8
Deferred financing costs	6.3	6.8
Other	14.3	10.8

Total other non-current assets	$25.3	$22.4

Other Current Liabilities

The components of other current liabilities were as follows (in millions):

	September 29, 2007	June 30, 2007
Deferred revenue	$26.6	$29.0
Acquisition holdbacks and other related liabilities	7.5	7.7
Deferred compensation plan	8.6	8.2
VAT liabilities	4.8	4.0
Accrued expenses	50.5	53.8
Other	10.0	9.6

Total other current liabilities	$108.0	$112.3

Other Non-Current Liabilities

The components of other non-current liabilities were as follows (in millions):

	September 29, 2007	June 30, 2007
Pension accrual and post employment benefits	$86.6	$82.6
Deferred taxes	16.0	19.9
Restructuring accrual	6.0	6.6
Financing obligation	31.8	—
Non-current income taxes	40.6	—
Other	25.4	24.8

Total other non-current liabilities	$206.4	$133.9

Interest and other income

The components of interest and other income were as follows (in millions):

	Three months ended
	September 29, 2007	September 30, 2006
Interest income	$15.0	$13.8
Foreign exchange gains (losses), net	0.6	0.9
Proceeds from settlement of held-to-maturity debt security	—	5.1
Gain on repurchase of Convertible Notes	4.2	—
Gain on equity investments	0.2	0.1
Other income (expense), net	(0.7)	(0.1)

Total interest and other income	$19.3	$19.8

Note 5. Financing Obligation

On August 21, 2007, the Company entered into a sale and lease back of certain buildings and land in Santa Rosa, California. The Company sold approximately 45 acres of land, 13 buildings with approximately 492,000 rentable square feet, a building pad, and parking areas. The Company leased back 7 buildings with approximately 286,000 rentable square feet. The net cash proceeds received from the transaction were $32.2 million. The lease terms range from a five year lease with a one year renewal option to a ten year lease with two five year renewal options.

The Company has an ongoing obligation to remediate the environmental matter required by the North Coast Regional Water Quality Control Board which existed at the time of sale and obtain a no further action letter from the board. Concurrent with the sale and lease back, the Company has issued an irrevocable letter of credit for $3.8 million as security for the remediation of the environmental matter that remains in effect until the issuance of a notice of no further action letter. In addition, the lease agreement for one building included an option to purchase at fair market value, at the end of the lease term. Due to these various forms of continuing involvement the transaction was recorded under the financing method in accordance with Statement of Financial Accounting Standards No. 98 “Accounting for Leases” (“SFAS 98”) and SFAS 66 “Accounting for Sales of Real Estate” (“SFAS 66”).

Accordingly, the value of the buildings and land will remain on the Company’s books and the buildings will continue to be depreciated over their remaining useful lives. The proceeds received have been recorded as a financing obligation and a portion of the lease payments are recorded as a decrease to the financing obligation and a portion is recognized as interest expense. Imputed rental income from the buildings sold but not leased back is recorded as a reduction in the financing obligation.

The guarantee of up to $3.8 million was accounted for in accordance with FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The present value of the guarantee approximates the liability of $1.5 million which was included in Other non-current liabilities as of September 29, 2007.

As of September 29, 2007, $0.3 million was included in the Other current liabilities-accrued expenses, and $31.8 million was included in the Other non-current liabilities.

As of September 29, 2007 future minimum financing payments during the initial term of the various leases are as follows (in millions):

Fiscal Years
2009	$2.6
2010	2.6
2011	2.7
2012	2.8
2013	2.6
Thereafter	11.4

Total	$24.7

The lease payments due under the agreement reset to fair market rental rates upon the Company’s execution of the renewal options.

Note 6. Investments

Short-term Investments

As of September 29 and June 30, 2007, the Company had total short-term investments of $740.1 million and $769.9 million, respectively, primarily consisting of 1) available-for-sale securities which are mostly debt and marketable equity securities and 2) trading securities which represent assets of a deferred compensation plan. As of September 29, 2007, the estimated fair value of available-for-sale securities and trading securities was $731.5 million and $8.6 million, respectively.

Long-term Investments

As of September 29 and June 30, 2007, the Company had total long-term investments of $12.3 million and $3.1 million, respectively, primarily consisting of non-marketable cost and equity method investments.

During the three months ended September 29, 2007, the Company did not record any gain or loss on sale of investments.

During the three months ended September 30, 2006, the Company recorded net gain on sale of investments of $0.3 million primarily due to the sale of the remainder of the Company’s investment in MEMSCAP common stock.

Note 7. Goodwill

The following table presents goodwill allocated to the reportable segments (in millions):

	September 29, 2007	June 30, 2007
Optical Communications	$202.3	$201.9
Communications Test & Measurement	457.5	447.4
Advanced Optical Technologies	28.9	28.9
All Other, Commercial Lasers	31.8	31.8

Total	$720.5	$710.0

The Company accounts for goodwill in accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Accordingly, the goodwill balance is not amortized but is evaluated for impairment annually as well as when circumstances indicate a possible impairment. The latest annual impairment assessment was performed during the fourth quarter of fiscal 2007. There were no events or circumstances during the three months ended September 29, 2007 that indicated a further assessment was necessary.

The goodwill balance is adjusted quarterly to record the effect of currency translation adjustments.

Note 8. Other Intangibles

The following tables present details of the Company’s other intangibles (in millions):

As of September 29, 2007:	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$442.5	$(154.8)	$287.7
Other	200.4	(90.0)	110.4

Total intangibles	$642.9	$(244.8)	$398.1

As of June 30, 2007:	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$442.6	$(143.0)	$299.6
Other	193.0	(81.1)	111.9

Total intangibles	$635.6	$(224.1)	$411.5

During the three months ended September 29, 2007 and September 30, 2006, the Company recorded $18.9 million and $16.3 million, respectively, of amortization expense relating to other intangibles.

Based on the carrying amount of other intangibles as of September 29, 2007, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
Remainder of 2008	$53.0
2009	63.8
2010	60.8
2011	58.4
2012	55.8
Thereafter	106.3

Total amortization	$398.1

The other intangibles balance is adjusted quarterly to record the effect of currency translation adjustments.

Note 9. Reduction of Other Long-Lived Assets

During the three months ended September 29, 2007 and September 30, 2006, the Company recorded $0.4 million and $0.1 million, respectively, of reductions of the carrying value of other long-lived assets.

Assets Held and Used:

During the three months ended September 29, 2007, the Company did not record any asset impairment charges. During the three months ended September 30, 2006, the Company recorded an impairment charge of $0.7 million for certain assets related to Rochester, Minnesota facility in accordance with Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).

Assets Held for Sale:

During the three months ended September 29, 2007 and September 30, 2006, the Company did not record any asset impairment charges.

Sale of Assets:

During the three months ended September 29, 2007, the Company recorded a loss of $0.4 million. During the three months ended September 30, 2006, the Company recorded a gain of $0.6 million for the sale and disposal of assets.

Assets to Be Disposed Of Other Than Sale:

During the three months ended September 29, 2007 and September 30, 2006, the Company did not record any asset impairment charges.

Note 10. Convertible Debt and Letters of Credit

The following table presents details of the Company’s long-term debt (in millions):

	September 29, 2007	June 30, 2007
1% senior convertible notes	$425.0	$425.0
Zero coupon senior convertible notes	308.0	383.0

Total long-term debt	$733.0	$808.0

Based on quoted market prices, as of September 29, 2007 and June 30, 2007, the fair market value of the 1% Senior Convertible Notes was approximately $341.6 million and $347.8 million, respectively, and the fair market value of the Zero Coupon Senior Convertible Notes was approximately $291.1 million and $354.6 million, respectively. Changes in fair market value reflect both the change in the market price of the notes and the impact of the repurchase of $75.0 million aggregate principal amount of Zero Coupon Senior Convertible Notes during the first quarter of fiscal 2008.

The Company was in compliance with all debt covenants as of September 29, 2007.

1% Senior Convertible Notes

On June 5, 2006, the Company completed an offering of $425 million aggregate principal amount of 1% Senior Convertible Notes due 2026. Proceeds from the notes amounted to $415.9 million after issuance costs. The $9.1 million of costs incurred in connection with the issuance of the notes were capitalized and are being amortized to interest expense on a straight-line basis for seven years which approximates the charge using the effective interest method. As of September 29, 2007, the unamortized portion of the issuance costs related to the notes was $6.1 million and was included in “Other current assets” and “Other non-current assets” on the Consolidated Balance Sheets.

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

During fiscal 2007, the Company repurchased $92.0 million aggregate principal amount of the Notes for $85.0 million in cash. In connection with the repurchase, the Company recognized a gain of $7.0 million, offset by an expense of $0.7 million related to the write-off of unamortized debt issuance costs. The net gain of $6.3 million was recognized in Interest and other income. After giving effect to the repurchase, the total amount of Zero Coupon Senior Convertible Notes outstanding as of June 30, 2007 was $383.0 million.

During the first quarter of fiscal 2008, the Company repurchased an additional $75.0 million aggregate principal amount of the Notes for $70.3 million in cash. In connection with the repurchase, the Company recognized a gain of $4.7 million, offset by an expense of $0.5 million related to the write-off of unamortized debt issuance costs. The net gain of $4.2 million was recognized in Interest and other income. After giving effect to the repurchase, the total amount of Zero Coupon Senior Convertible Notes outstanding as of September 29, 2007 was $308.0 million. The additional repurchase reduced the number of conversion shares potentially issuable in relation to the Zero Coupon Notes by approximately 1.9 million from 9.7 million to 7.8 million.

The $12.7 million of costs incurred in connection with issuance of the notes were capitalized and are being amortized to Interest expense on a straight-line basis over five years. As of September 29, 2007, the remaining unamortized issuance costs related to the outstanding notes was $1.6 million and was included in “Other current assets” and “Other non-current assets” on the Consolidated Balance Sheets.

Outstanding Letters of Credit

As of September 29, 2007, the Company had 16 standby letters of credit totalling $15.9 million.

Note 11. Restructuring

During the third quarter of fiscal 2004, the Company announced completion of the Global Realignment Program (“GRP”), which began in April 2001. That program focused on large-scale site and employee reductions. The Company continues to take advantage of opportunities to further reduce costs through targeted, customer-driven restructuring events intended to consolidate the Company and rationalize the manufacture of its products based on core competencies and cost efficiencies. Restructuring activities initiated prior to December 31, 2002 were recorded in accordance with Emerging Issues Task Force Abstracts No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF Issue 94-3”), and restructuring activities initiated after December 31, 2002 were recorded in accordance with Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) and Statement of Financial Accounting No. 112, “Employees’ Accounting for Post-employment Benefits” (“SFAS 112”). As of September 29, 2007 the Company’s total restructuring accrual was $11.6 million. During the three months ended September 29, 2007 and September 30, 2006, the Company incurred restructuring expenses of $1.1 million and $5.2 million, respectively.

During the first quarter of fiscal 2008, the Company recorded $1.1 million in restructuring charges which included $1.1 million for severance and benefits, $0.2 million for manufacturing transfer cost, and $(0.2) million to adjust accruals on previously restructured leases. Forty one employees were notified for termination, 27 in manufacturing, 4 in research and development and 10 in selling, general and administrative functions. Of these notified employees , 18 were located in North America and 23 were located in Asia. As of September 29, 2007, 23 of these employees have been terminated. Payments related to severance and benefits are expected to be paid off by the second quarter of fiscal 2008.

During the fourth quarter of fiscal 2007, the Company recorded $4.1 million in restructuring charges which included $3.6 million for severance and benefits, $0.2 million for manufacturing transfer cost, and $0.3 million to adjust accruals on previously restructured leases. One hundred and eighty nine employees were notified for termination, 158 in manufacturing, 21 in research and development and 10 in selling, general and administrative functions. Of these notified employees, 185 were located in North America and 4 were located in Asia. As of September 29, 2007, 108 of these employees have been terminated. Payments related to severance and benefits are expected to be paid off by the first quarter of fiscal 2009.

During the third quarter of fiscal 2007, the Company recorded $(0.1) million in restructuring charges which included $0.5 million for severance and benefits, $0.5 million for manufacturing transfer cost, $(1.0) million for early lease termination buyouts and $(0.1) million to adjust accruals on previously restructured leases. Thirty one employees were notified for termination, 23 in manufacturing, 6 in research and development and 2 in selling, general and administrative functions. All of these 31 notified employees were located in North America. As of September 29, 2007, 30 employee had been terminated. Severance and benefits are scheduled to be paid through the third quarter of fiscal 2008.

During the second quarter of fiscal 2007, the Company recorded $5.5 million in restructuring charges which included $0.8 million for severance and benefits and $4.7 million for manufacturing transfer cost. Eleven employee were notified for termination, 10 in research and development and 1 in selling, general and administrative functions. All of these 11 notified employees were located in North America. As of September 29, 2007, all of these employees had been terminated. Payments related to lease costs are expected to be paid by the first quarter of fiscal 2014.

During the first quarter of fiscal 2007, the Company recorded $5.2 million in restructuring charges which included $0.7 million in expense for severance and benefits, $5.8 million for manufacturing transfer cost and $(1.3) million adjustment to reflect modified lease term on restructured facility. Ten employees were notified for termination, 1 in manufacturing, 4 in research and development and 5 in selling, general and administrative functions. All of these 10 notified employees were located in North America. As of September 29, 2007, all of these employees have been terminated.

During the second quarter of fiscal 2006, the Company recorded $14.9 million in restructuring charges which included $12.8 million in expense for severance and benefits and $2.1 million to adjust accruals on restructured leases. Eight hundred twenty nine employees were notified for termination, 709 in manufacturing, 78 in research and development and 42 in selling, general and administrative functions. Eight hundred twenty four terminated employees were located in North America and 5 in Europe. As of September 29, 2007, 813 of these employees had been terminated. Severance and benefits are scheduled to be paid through the first quarter of fiscal 2009.

The following table summarizes the Company’s restructuring activities (in millions):

	Workforce Reduction	Facilities and Equipment	Lease Costs	Total
Accrual balance as of June 30, 2007	$4.4	$—	$9.1	$13.5
Restructuring charges	1.1	0.2	(0.2)	1.1
Cash payments	(2.8)	(0.2)	(0.3)	(3.3)
Amount charged to goodwill	0.3	—	—	0.3

Accrual balance as of September 29, 2007	$3.0	$—	$8.6	$11.6

The current and non-current portions of the total restructuring accrual are as follows (in millions):

	September 29, 2007	June 30, 2007
Current	$5.6	$6.9
Non-current	6.0	6.6

Total	$11.6	$13.5

The non-current portion of the restructuring accrual is included as a component of “Other non-current liabilities” in the Company’s Consolidated Balance Sheet. In addition, restructuring expenses are not allocated at the reporting segments level.

Note 12. Income Tax

On July 13, 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return.

Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

On July 1, 2007, the Company adopted the provisions of FIN 48. As of July 1, 2007, the Company had $76.4 million of liabilities for unrecognized tax benefits. The adoption resulted in a reclassification of certain tax liabilities in the amount of $40.6 million from current to non-current and no significant cumulative impact to retained earnings. As of September 29, 2007, the Company’s liabilities for unrecognized tax benefits totaled $75.2 million and are included in deferred taxes and other non-current tax liabilities, net. The total liabilities for unrecognized tax benefits and decrease for the current period of these liabilities relate primarily to the allocations of revenue and costs among the Company’s global operations. In addition, utilization of the Company’s tax net operating losses may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state and foreign provisions. As a result, loss carryforward limitations may result in the expiration or reduced utilization of a portion of the Company’s net operating losses.

Included in the balance of unrecognized tax benefits at July 1, 2007 are $2.9 million of tax benefits that, if recognized, would impact the effective tax rate. Also included in the balance of unrecognized tax benefits at July 1, 2007 are $9.6 million of tax benefits that, if recognized, would result in a decrease to goodwill recorded in purchase business combinations, and $63.9 million of tax benefits that, if recognized, would result in adjustments to the valuation allowance. The impact on net income reflects the liabilities for unrecognized tax benefits net of certain deferred tax assets and the federal tax benefit of state income tax items. One or more of the unrecognized tax benefits could be subject to a valuation allowance if and when recognized in a future period, which could impact the timing of any related effective tax rate benefit. Based on currently available information, the Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

Upon adoption of FIN 48, the Company’s policy to recognize accrued interest and penalties related to unrecognized tax benefits within the income tax provision did not change. The Company had $34.5 million for the payment of interest and penalties accrued at July 1, 2007. As of September 29, 2007, the Company had accrued $36.9 million for payment of interest and penalties.

The Company and its subsidiaries are subject to income tax in the U.S. as well as numerous state and foreign jurisdictions. The Company’s federal and state income tax returns for fiscal year 2003 through fiscal year 2007 remain open to examination. In addition, the Company files tax returns in multiple foreign taxing jurisdictions with open tax years ranging from fiscal year 2000 to 2007.

The Company recorded an income tax expense of $2.5 million and an income tax benefit of $1.1 million for the three months ended September 29, 2007 and September 30, 2006, respectively.

The income tax expense recorded for the three months ended September 29, 2007, primarily relates to income tax in certain foreign and state jurisdictions based on the Company’s forecasted pre-tax income for the year.

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

The income tax expense/benefit recorded differs from the expected tax expense/benefit that would be calculated by applying the federal statutory rate to the Company’s loss before income taxes primarily due to the increases in valuation allowance for deferred tax assets attributable to the Company’s domestic and foreign losses from continuing operations.

The Company has recorded deferred tax assets as of September 29, 2007 only to the extent that the Company believes it is more likely than not that these deferred tax assets will be realized. The Company has provided a full valuation allowance on the remainder of its deferred tax assets since the Company believes it is more likely than not that these deferred tax assets will not be realized. The Company intends to maintain the valuation allowance until sufficient positive evidence exists to support reversal of some or all of the allowance. In addition, the occurrence of negative evidence with respect to deferred tax assets which currently have no valuation allowance could result in an increase in the valuation allowance in a future period. The Company’s income tax expense (benefit) recorded in the future will be reduced or increased in the event changes to the valuation allowance are required.

Note 13. Stock-Based Compensation

Overview

The Company provides stock option plans, employee purchase plans and Full Value Awards to its employees and directors. As of September 29, 2007, the Company had 21.4 million shares of stock options and Full Value Awards issued and outstanding under the Company’s 2005 Acquisition Equity Incentive Plan (the “2005 Plan”), Amended and Restated 2003 Equity Incentive Plan (the “2003 Plan”), and various other plans the Company assumed through acquisitions.

Effective the first day of fiscal 2006, the Company recorded stock-based compensation cost totaling the amount that would have been recognized had the fair value method been applied since the effective date of Financial Accounting Standard No. 123, “Share-Based Payment (Revised 2004)” (“SFAS 123(R)”). Results for prior periods have not been restated.

As required by SFAS 123(R), management has made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. The impact on the Company’s results of operations of recording stock-based compensation by function for the three month period ended September 29, 2007 and September 30, 2006 was as follows (in millions):

	Three Months Ended
	September 29, 2007	September 30, 2006
Cost of sales	$1.2	$0.8
Research and development	2.5	1.6
Selling, general and administrative	7.3	4.2

	$11.0	$6.6

Approximately $1.2 million of stock-based compensation was capitalized as inventory at September 29, 2007.

Stock Options

The exercise price for stock options is equal to the fair value of the underlying stock at the date of grant. Options generally become exercisable over a four-year period and, if not exercised, expire from five to ten years after the date of grant.

On November 14, 2006, the Company’s stockholders approved an amendment and restatement of the 2003 Plan, under which (1) 12,500,000 shares of Common Stock were added to the pool of shares reserved for issuance under the 2003 Plan and (2) all future grants of “Full Value Awards” (as defined below) will reduce the share reserve by one and one-half shares for each share subject to such Awards. Also, during the second quarter of fiscal 2007, the 1996 Non-qualified Stock Option Plan (“1996 Plan”) expired and there were no outstanding options from the 1996 Plan.

The following is a summary of options activities (in millions, except weighted-average exercise price):

	Options Outstanding
	Number Of Shares	Weighted-Average Exercise Price
Balance as of June 30, 2007	19.6	73.65
Granted	0.1	15.29
Forfeited	(0.3)	18.17
Exercised	(0.2)	12.46
Canceled	(2.1)	148.76

Balance as of September 29, 2007	17.1	65.52

As of September 29, 2007, 13.0 million shares of common stock, primarily under the 2003 Equity Incentive Plan, were available for grant.

As of September 29, 2007, $49.6 million of unrecognized stock-based compensation cost related to stock options remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 2.7 years.

Employee Stock Purchase Plan (“ESPP”)

The JDS Uniphase Corporation 1998 Employee Stock Purchase Plan, as amended (the “1998 Purchase Plan”), provides eligible employees with the opportunity to acquire an ownership interest in the Company through periodic payroll a 5% discount and a six month look-back period deductions. Of the 50.0 million shares authorized to be issued under the 1998 Purchase Plan, 2.0 million shares remained available for issuance as of September 29, 2007.

The expense related to the Company’s employee stock purchase plan is amortized on a straight-line basis over the relevant subscription period.

As of September 29, 2007, $0.5 million of unrecognized stock-based compensation cost related to ESPP remains to be amortized. That cost is expected to be recognized through the third quarter of fiscal 2008.

Full Value Awards

“Full Value Awards” are Restricted Stock, Restricted Stock Units, Performance Units, and Performance Shares that are granted with a per share or unit purchase price below 100% of Fair Market Value on the date of grant. They are exercised immediately upon vesting. Prior to the fourth quarter of fiscal 2007, they were granted under the 2005 Plan and 2003 Plan to a limited number of employees. Beginning in the fourth quarter of fiscal 2007, the intent is to use Full Value Awards as the Company’s predominant equity compensation vehicle. These Full Value Awards are performance based, time based, or a combination of performance and time based. These awards are expected to vest over one to five years except with respect to awards with performance conditions, such conditions are achieved on a different timeline. The fair value of the Full Value Awards is based on the closing market price of the Company’s common stock on the date of award.

As of September 29, 2007, $44.1 million of unrecognized stock-based compensation cost related to restricted shares and restricted stock units remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 2.6 years.

A summary of the status of the Company’s nonvested Full Value Awards as of September 29, 2007 and changes during the same period is presented below (amounts in millions, except per share amounts):

	Full Value Awards
	Number of shares	Weighted- average grant- dated fair value
Nonvested at June 30, 2007	4.4	14.53
Awards granted	0.2	13.64
Awards vested	—	—
Awards forfeited	(0.2)	18.41

Nonvested at September 29, 2007	4.4	14.27

Full Value Awards are converted into shares upon vesting. Shares are withheld by the Company for the payment of minimum withholding taxes on the value of the Awards vesting during the period. The shares retained by the Company are treated as treasury shares and are presented on the face of the Balance Sheets.

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

The Company accounts for its obligations under these pension plans in accordance with Statement of Financial Accounting Standards No. 87, “Employer’s Accounting for Pensions” (“SFAS 87”), which requires the Company to record its obligation to the participants, as well as the corresponding net periodic cost. The Company determines its obligation to the participants and its net periodic cost principally using actuarial valuations provided by third-party actuaries. The obligation the Company records in its Consolidated Balance Sheets is reflective of the total projected benefit obligation (“PBO”) and the fair value of plan assets.

Effective June 30, 2007, the Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”), which requires recognition of the funded status of each defined benefit pension plan and nonpension postretirement benefit plan on the Company’s balance sheet. The impact of SFAS 158 due to previously unrecognized actuarial gains and losses and prior service costs or credits is recognized as a component of Accumulated other comprehensive income (net of tax) in Stockholders’ equity.

The following table presents the components of the net periodic cost for the pension and benefits plans (in millions):

	Three Months Ended
Pension Benefits	September 29, 2007	September 30, 2006
Service cost	$—	$—
Interest cost	1.5	1.3
Expected return on plan assets	(0.4)	(0.3)

Net periodic benefit cost	$1.1	$1.0

	Three Months Ended
Other Postretirement Benefits Plan	September 29, 2007	September 30, 2006
Service cost	$—	$—
Interest cost	—	0.1
Expected return on plan assets	—	—

Net periodic benefit cost	$—	$0.1

Underlying both the calculation of the PBO and net periodic cost are actuarial valuations. These valuations use participant-specific information such as salary, age, years of service, and assumptions about interest rates, compensation increases and other factors. At a minimum, the Company evaluates its assumptions annually and makes changes as necessary.

The Company expects to incur cash outlays of approximately $6.5 million related to its defined benefit pension plans during fiscal 2008 to make current benefit payments and fund future obligations. As of September 29, 2007, approximately $1.3 million had been incurred. These payments have been estimated based on the same assumptions used to measure the Company’s PBO at June 30, 2007.

Note 15. Related Party Transactions

BaySpec, Inc. (“BaySpec”)

As of September 29, 2007 and June 30, 2007, the Company owns approximately 9.9% of BaySpec, a privately held OEM fiber-optics company. The investment is accounted for under the equity method. During the fourth quarter of fiscal 2006, the Company recorded a $1.3 million impairment to reduce the carrying value to zero. BaySpec is both a customer and a supplier of the Company.

Emcore Corporation (“Emcore”)

As of September 29, 2007 and June 30, 2007, the Company held an investment in Emcore, a publicly traded semiconductor company, valued at $0.4 million and $0.2 million, respectively. Emcore is also a customer of the Company.

Fabrinet Co. (“Fabrinet”)

During fiscal 2007, Fabrinet, a privately held contract manufacturing company in which the Company has a long-term investment, was both a customer and supplier. The purchases and sales of items between the Company and Fabrinet have been evaluated for accounting under Emerging Issues Task Force Abstract No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products” (“EITF 01-09”). Based on this evaluation the Company determined that there is an identifiable benefit that was sufficiently separable from the customer’s purchase of the Company’s products and the fair value of that benefit was reasonably estimable in relation to sales to other third parties. As of September 29, 2007 and June 30, 2007, the carrying value of the Company’s investment in Fabrinet was $2.0 million.

The Fuzhou, China legal entities and certain assets of the Ewing and Mountain Lakes, New Jersey facilities were sold to Fabrinet in May 2005. The Company received a note of $10.7 million payable in quarterly installments over four years from Fabrinet and a receivable of $19.0 million for the inventory at Ewing and Mountain Lakes, New Jersey payable in quarterly installments over one year. At September 29, 2007, the related balance receivable from Fabrinet was $3.4 million for the note and zero for the inventory.

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

As of September 29, 2007, Fabrinet also owed the Company approximately $4.4 million representing trade accounts receivable relating to product sales.

Harmonic Inc. (“Harmonic”)

As of September 29, 2007, the Chairman of JDSU’s Audit Committee was also a member of the Board of Directors of Harmonic, a publicly held company which designs, manufactures and sells systems and software that enable network operators to provide a range of interactive and advanced digital services. Harmonic is a customer of the Company.

KLA-Tencor Corporation (“KLA-Tencor”)

As of September 29, 2007 and June 30, 2007, the Chief Executive Officer of JDSU was also a member of the Board of Directors of KLA-Tencor, a publicly held company which provides process control and yield management solutions for the semiconductor manufacturing. KLA-Tencor is a customer of the Company.

Micralyne, Inc. (“Micralyne”)

Micralyne Inc., a privately held manufacturer of microfabricated and MEMS (Micro-Electro-Mechanical-Systems) based products in which the Company has a long-term investment, is a supplier of the Company. As of September 29, 2007 and June 30, 2007, the carrying value of the Company’s investment in Micralyne was $0.5 million. During the first quarter of fiscal 2007, the Company signed two loan agreements with Micralyne to provide an equipment loan of up to $1.4 million and a working capital line up to $1.6 million. As of September 29, 2007, the balances of these loans are $0.1 million and $1.1 million, respectively.

Santur Corporation (“Santur”)

As of September 29, 2007 and June 30, 2007, the Company held an investment in Santur, a privately held manufacturer of optical components, of which the fair value was written down to zero in the third quarter of fiscal 2006. Santur is both a customer and supplier of the Company.

Sifam Fibre Optics Limited (“Sifam”)

As of September 29, 2007 and June 30, 2007, Sifam Fibre Optics, a privately held company in which the Company previously had a long-term investment, was a supplier of the Company. On May 4, 2007, the Company sold its 19.9% equity investment in Sifam Fibre Optics Limited for $1.9 million and recognized a gain of $0.7 million. As of September 29, 2007, the Company has no remaining investment in Sifam.

Transactions and balances with the Company’s related parties were as follows (in millions):

	Three Months Ended
	September 29, 2007	September 29, 2006
Sales:
BaySpec	$—	$—
Emcore	—	—
Fabrinet	4.1	5.6
Harmonic	0.3	0.3
KLA-Tencor	1.5	2.0
Micralyne	—	—
Santur	—	—
Sifam	—	—

	$5.9	$7.9

Purchases:
BaySpec	$—	$1.6
Emcore	—	—
Fabrinet	24.0	41.1
Harmonic	—	—
KLA-Tencor	—	—
Micralyne	0.2	—
Santur	—	0.6
Sifam	0.6	0.4

	$24.8	$43.7

Receivables:
BaySpec	$—	$—
Emcore	0.7	0.7
Fabrinet	7.8	8.9
Harmonic	0.1	0.1
KLA-Tencor	0.8	0.8
Micralyne	—	—
Santur	—	—
Sifam	—	—

	$9.4	$10.5

Payables:
BaySpec	$—	$—
Emcore	—	—
Fabrinet	5.9	9.3
Harmonic	—	—
KLA-Tencor	—	—
Micralyne	—	—
Santur	—	—
Sifam	0.6	0.1

	$6.5	$9.4

Note 16. Commitments and Contingencies

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

The accounting policies of the reportable segments are the same as those described in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007. The Company evaluates segment performance based on operating income (loss) excluding infrequent or unusual items.

The amounts shown as Corporate consist of certain unallocated corporate-level operating expenses. In addition, the Company does not allocate restructuring charges, income taxes, or non-operating income and expenses to its segments.

Information on reportable segments is as follows (in millions):

	Three Months Ended
	September 29, 2007	September 30, 2006
Net revenue:
Optical Communications	$121.3	$138.0
Communications Test and Measurement	168.0	116.8
Advanced Optical Technologies	48.0	39.3
All Other, Commercial Lasers	19.9	24.1
Deferred revenue related to purchase accounting adjustment	(0.5)	(0.1)

Net revenue	$356.7	$318.1

Operating income (loss):
Optical Communications	$(2.9)	$2.2
Communications Test and Measurement	26.3	6.8
Advanced Optical Technologies	18.3	11.0
All Other, Commercial Lasers	(2.5)	1.7
Corporate	(31.4)	(28.7)

Total segment operating income (loss)	7.8	(7.0)
Unallocated amounts:
Stock based compensation	(11.0)	(6.6)
Acquisition-related charges and amortization of intangibles	(19.4)	(17.1)
Reduction of other long-lived assets	(0.4)	(0.1)
Restructuring charges	(1.1)	(5.2)
Other realignment charges	2.6	(0.7)
Interest and other income	19.3	19.8
Interest expense	(2.2)	(1.9)
Gain on sale of investments	—	0.3

Loss before income taxes	$(4.4)	$(18.5)

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of September 29, 2007 and June 30, 2007.

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

The following table presents the changes in the Company’s warranty reserve (in millions):

	Three Months Ended
	September 30, 2007	September 29, 2006
Balance as of beginning of period	$10.3	$11.5
Provision for warranty	2.3	1.7
Utilization of reserve	(0.2)	(0.3)
Adjustments related to pre-existing warranties (including changes in estimates)	(2.8)	(2.8)

Balance as of end of period	$9.6	$10.1

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

Fact and expert discovery in In re JDS Uniphase Corporation Securities Litigation is complete. Each party has noticed and taken depositions of experts and both party and non-party witnesses. On August 24, 2007, the Court granted in part and denied in part Defendants’ motions for summary judgment. On September 25, 2007, the Court denied Plaintiffs’ motion for partial summary judgment.

A jury trial began on October 23, 2007. The trial is currently scheduled to last for nineteen Court days. Although the complaint does not specify the precise amount of damages sought, Plaintiffs have stated in recent court filings that they intend to seek a verdict of more than $20 billion in alleged damages. Plaintiffs’ expert witness on damages has generally testified to that effect in the pending jury trial. While there are many potential outcomes of the pending trial, in the event of a final, non-appealable and enforceable judgment against the Company that is in an amount commensurate with the Plaintiffs’ maximum theory of damages, it would not have sufficient assets to pay such a judgment.

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

The Derivative Actions:

Derivative actions purporting to be brought on the Company’s behalf have been filed in state and federal courts against several of the Company’s current and former officers and directors based on the same events alleged in the securities litigation. The complaint in Corwin v. Kaplan, No. C-02-2020 CW (N.D. Cal.), asserts state law claims for breach of fiduciary duty, misappropriation of confidential information, waste of corporate assets, indemnification, and insider trading. The complaint seeks unspecified damages. In January 2005, the Court stayed the action pending resolution of In re JDS Uniphase Corporation Securities Litigation. A case management conference is scheduled for November 13, 2007.

In the California state derivative action, In re JDS Uniphase Corporation Derivative Litigation, Master File No. CV806911 (Santa Clara Super. Ct.), the complaint asserts claims for breach of fiduciary duty, waste of corporate assets, abuse of control, gross mismanagement, unjust enrichment, and constructive fraud purportedly on behalf of the Company and certain of its current and former officers and directors. The complaint also asserts claims for violation of California Corporations Code Sections 25402 and 25502.5 against defendants who sold the Company’s stock and asserts claims for breach of contract, professional negligence, and negligent misrepresentation against the Company’s former auditor, Ernst & Young LLP. The complaint seeks unspecified damages. On February 13, 2007, the Court granted the parties’ request to stay the California derivative action and the shareholder inspection demand action brought by the plaintiff in the California derivative action. The defendants’ updated responses to the California derivative complaint are due on November 21, 2007, and a hearing on those responses is scheduled for January 18, 2008. In the shareholder inspection demand action, a case management conference is scheduled for December 7, 2007.

No activity has occurred in Cromas v. Straus, Civil Action No. 19580 (Del. Ch. Ct.), the Delaware derivative action, since our last quarterly filing as of March 31, 2007.

The OCLI and SDL Shareholder Actions:

Plaintiffs purporting to represent the former shareholders of OCLI and SDL have filed suit against the former directors of those companies, asserting that they breached their fiduciary duties in connection with the events alleged in the securities litigation against the Company. Plaintiffs in the OCLI action, Pang v. Dwight, No. 02-231989 (Sonoma Super. Ct.), purport to represent a class of former shareholders of OCLI who exchanged their OCLI shares for JDSU shares when JDSU acquired OCLI. The complaint names the former directors of OCLI as Defendants, asserts causes of action for breach of fiduciary duty and breach of the duty of candor, and seeks unspecified damages. On March 4, 2007, the parties signed a memorandum of understanding regarding a settlement of the OCLI action. The Plaintiffs in the SDL action, Cook v. Scifres, Master File No. CV814824 (Santa Clara Super. Ct.), purport to represent a class of former shareholders of SDL who exchanged their SDL shares for JDSU shares when the Company acquired SDL. Plaintiffs filed an amended complaint on November 20, 2006. The complaint names the former directors of SDL as Defendants, asserts causes of action for breach of fiduciary duty and breach of the duty of disclosure, and seeks unspecified damages. On March 6, 2007, the Court overruled Defendants’ demurrer to that complaint. A case management conference is scheduled for January 25, 2008. Limited discovery in the SDL action has occurred. No trial date has been set in either the OCLI or SDL action.

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

Plaintiffs filed a second amended complaint on June 30, 2006. Defendants answered the complaint on July 6, 2006, and JDSU asserted counterclaims for breach of contract. The Court dismissed those counterclaims on September 11, 2006. On December 15, 2006, defendants moved for summary judgment on the ground that the named plaintiffs lacked standing. On the same day, plaintiffs moved for class certification. On April 24, 2007, the Court denied defendants’ motion for summary judgment as to plaintiff Douglas Pettit, deferred ruling on the motion for summary judgment as to plaintiff Eric Carey, and deferred ruling on plaintiffs’ motion for class certification. Both sides have taken discovery. Trial is set to begin on September 22, 2008.

The Company believes that the factual allegations and circumstances underlying these securities actions, derivative actions, the OCLI and SDL class actions, and the ERISA class actions are without merit. The expense of defending these lawsuits has been costly, will continue to be costly, and could be quite significant and may not be covered by our insurance policies. The defense of these lawsuits could also result in continued diversion of our management’s time and attention away from business operations which could prove to be time consuming and disruptive to normal business operations. An unfavorable outcome or settlement of this litigation (such as, for example an adverse judgment in the In re JDS Uniphase Corporation Securities Litigation trial which commenced on October 23, 2007) could have a material adverse effect on the Company’s financial position, liquidity or results of operations, credit ratings, and ability to access capital markets and comply with existing debt obligations.

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

Note 20. Subsequent Events

During October and November 2007, the Company repurchased an additional $47.0 million aggregate principal amount of the Zero Coupon Senior Convertible Notes for $44.6 million in cash. This additional repurchase reduced the total amount of Zero Coupon Notes outstanding to $261.0 million and reduced the number of conversion shares potentially issuable in relation to the Zero Coupon Notes by approximately 1.2 million shares to approximately 6.6 million shares. In connection with the repurchase, the Company will recognize a gain of approximately $2.1 million, net of the write-off of debt issuance costs, in the second quarter of fiscal year 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q which are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. A forward-looking statement may contain words such as “anticipates that,” “believes,” “can impact,” “continue to,” “estimates,” “expects to,” “intends,” “may,” “plans,” “potential,” “projects,” “to be,” “will be,” “will continue to be,” “continuing,” “ongoing,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements regarding: our belief that adjustments related to inventory and restructuring are not material to previously reported financial statements; our expectation that payments related to lease costs will be paid through fiscal 2014; our expectation that payments related to severance and benefits will be paid off in fiscal 2008 and 2009; our belief that deferred tax assets will not be realized; our belief that we have provided for adequate amounts in the event that adjustments may result from tax audits; our expectation to amortize $49.6 million of unrecognized estimated stock based compensation expense related to stock option activity over a period of 2.7 years; our expectation to amortize $0.5 million of stock based compensation cost related to our ESPP in the third quarter of fiscal 2008; our expectation that the Full Value Awards will vest over one to five years except with respect to performance conditions, such conditions are achieved on a different timeline; our expectation to amortize $44.1 million of unrecognized stock based compensation expense related to Full Value Awards over an estimated amortization period of 2.6 years; our expectation to contribute $1.3 million to the Company’s pension plans in fiscal 2008; our expectation to incur cash outlays of approximately $6.5 million related to our defined benefit pension plan; our belief that the ultimate outcome of the Dutch and Texas tax audits will not have a material adverse effect on our financial position, cash flows or overall trends in results in operations; and our expectation that the Company’s potential tax liability related to a Dutch wage tax audit and a Texas franchise tax audit will be from zero to $46.2 million, plus interest and penalties; management’s belief that the factual allegations and circumstances underlying the securities actions, derivative actions, the OCLI and SDL class actions and the ERISA class action are without merit; our expectation that we will continue to encounter a number of industry and market structural risks and uncertainties that will limit our business climate and market visibility; our expectation that the current trend of consolidation in the communications industry will continue; our expectation that risks related to manufacturing transitions of our North American assembly manufacturing program will diminish over the next several quarters; our expectation that the introduction of new products will continue to incur higher start-up costs and increased yield and product quality risk among other issues; our belief that investment in research and development (“R&D”) is critical to attaining our strategic objectives; our continued efforts to reduce total operating spending; our intention to continue to address our selling, general and administrative (“SG&A”) expenses and reduce these expenses as and when opportunities arise; our expectations regarding future SG&A expenses; our expectation that none of the non-core SG&A expenses will have a material adverse impact on our financial condition; our plan to continue to take advantage of opportunities to further reduce costs through targeted, customer-driven restructuring events; our belief that the Company has strengthened its business model by expanding our addressable market, customer base, and expertise, diversifying our product portfolio and fortifying our core businesses through acquisitions as well as through organic initiatives; ; restructuring estimates related to sublease income or lease settlements; our plan to leverage our global direct sales organization and other distribution channels to increase Casabyte’s penetration into international markets; our assumptions related to pension and postretirement benefits; our estimate that our projected benefit obligations ranges between $4.9 million and $5.9 million per year; our belief that our assumptions related to discount rate movements in connection with calculating benefit costs is conservative; our estimates related to post-acquisition investment in research and development and the projected completion date of post-acquisition research and development; our belief that our existing cash balances and investments will be sufficient to meet our liquidity and capital spending requirements at least through the next 12 months; and our expectation that gains and losses on derivatives will be offset by re-measurement gains and losses on the foreign currency dominated assets and liabilities.

Management cautions that forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in such forward-looking statements. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, including, without limitation, the following: incorrect assumptions about the affect of adjustments in inventory and restructuring to previously reported financial statements; inaccurate estimates related to payments of severance and benefits to terminated employees; inaccurate estimates related to lease costs to be paid in the first fiscal quarter of 2014; inability to accurately predict the extent to which deferred tax assets will be realized; difficulty in estimating the amortization period of stock based compensation expense of stock option activity and our ESPP; difficulty in predicting the amortization period of Full Value Awards and the vesting period of the Full Value Awards; inability to accurately predict the amount of money the Company must contribute to its pension plans as legally mandated; inability to accurately predict cash outlays related to defined benefit pension plan; inaccurate assessment of our tax liability as a result of acquisitions and tax audits; inherent uncertainty surrounding the litigation process and the fact that litigation could result in substantial cost and diversion of our management’s attention; inability to accurately predict pricing pressures, changes to our customer base, the strength of our competition in Asia, product mix variability, seasonal buying patterns and excess device manufacturing capacity; inaccurate estimates related to necessary adjustments due to tax examinations; delays in introducing new product programs; unexpected interruptions in manufacturing new products; inability to accurately predict market acceptance of new products; lack of resources set aside for investment in R&D; unanticipated SG&A expenses and inaccuracies as to the impact of SG&A expenses on the Company’s financial condition; failure to reduce manufacturing costs through restructuring efforts; inherent difficulties in predicting lease settlements and income from subleases; inability to successfully implement strategic opportunities and expand our customer base, expertise and diversify our product portfolio; unanticipated complications with our acquisitions that weaken our core business; inability to grow through organic initiatives; unrealized customer and market penetration resulting from our recent acquisitions; difficulties in quantifying the Company’s obligation to contribute funds to pension and post-retirement benefits plans of acquired subsidiaries; changes in actuarial assumptions; unanticipated investment post-acquisition in research and development related to Picolight and Lightwave; unexpected delays in developing transceivers and multiple diode pumped solid state laser products related to our acquisitions of Picolight and Lightwave, respectively; and inherent unpredictability related to the valuation of foreign currencies, and other factors set forth in “Risk Factors” and elsewhere herein. Further, our future business, financial condition and results of operations could differ materially from those anticipated by such forward-looking statements and are subject to risks and uncertainties including the risks set forth above and in Part II, Item 1A “Risk Factors” set forth in this Form 10-Q. Moreover, neither we assume nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. Forward-looking statements are made only as of the date of this Report and subsequent facts or circumstances may contradict, obviate, undermine or otherwise fail to support or substantiate such statements. We are under no duty to update any of the forward-looking statements after the date of this Form 10-Q to conform such statements to actual results or to changes in our expectations.

In addition, Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the year ended June 30, 2007.

OUR INDUSTRIES AND QUARTERLY DEVELOPMENTS

JDS Uniphase Corporation (JDSU) is the leading provider of communications test and measurement solutions and optical products for the telecommunications industry, which includes service providers, cable operators, and network equipment manufacturers. JDSU innovation and its portfolio of solutions also enable other essential industries and applications, including biomedical and environmental instrumentation, semiconductor, visual display, brand protection, aerospace and defense, and decorative coatings.

To serve its markets, JDSU operates in business segments: Optical Communications, Communications Test and Measurement, Advanced Optical Technologies, and Commercial Lasers, which includes our Photonic Power group.

Optical Communications

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

In addition, JDSU provides the industry’s broadest portfolio of optical communications solutions required to build and maintain Agile Optical Networks (AONs). An AON is designed to be dynamically and remotely reconfigurable, so that it can quickly and easily meet changes in network traffic patterns and demand. It is based on dense wavelength division multiplexer (DWDM) optical technology so that it offers very high capacity. AONs enable communication service providers to accelerate triple-play (voice, video, and data) service deployment to their customers, and enable advanced wavelength applications at decreased cost.

Prominent JDSU customers for optical communications solutions include Agilent, Alcatel-Lucent, Ciena, Cisco Systems, Ericsson, Fujitsu, Hewlett-Packard, Huawei, IBM, Nortel, Nokia Siemens Networks, AT&T, Tellabs, and Brocade.

Communications Test and Measurement

JDSU provides instruments, service assurance systems and services for communications network operators and equipment manufacturers that deliver and/or operate broadband/IP networks (cable, fixed and mobile) deploying triple- and quad-play services (IPTV, VoIP, xDSL, and FTTx). Our solutions help accelerate the deployment of new services, lower operating expenses, improve quality, reduce customer turnover, and increase productivity across each critical phase of the network lifecycle, including R&D, production, deployment, and service assurance. JDSU enables the effective management of services, such as VoIP and IPTV, by providing visibility into the end-user experience and also provides repair, calibration, instrument management and other services to aid its customers in the rapid deployment and repair of networks and services. JDSU’s test solutions address lab and production (capacity expansion, 40G), field service (triple-play deployments for cable, telecom, FTTx, and home networking) and service assurance (quality of experience, or QoE, for Ethernet and IP services, including cable, wireless and fixed/telecom networks).

JDSU customers for communications test and measurement solutions include the world’s largest communications service providers, communications equipment manufacturers, government organizations, and large corporate customers. This includes all major telecom and cable operators such as AT&T, Verizon, Bell Canada, Deutsche Telecom, British Telecom, France Telecom, China Telecom, Telefonica, Telmex, Comcast, TimeWarner, and many others. JDSU test and measurement customers also include many of the network equipment manufacturers served by our optical communications group, including Alcatel-Lucent, Ciena, Cisco Systems, Huawei, Fujitsu, Nortel, Motorola, and Nokia Siemens Networks.

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

Flex Products Group provides innovative optically-based color-shifting solutions and other material solutions that provide anticounterfeiting and other protection for brands in the pharmaceutical, consumer electronics, and fast-moving consumer goods. It also provides protection for currencies used in approximately 100 countries, and for other high-value documents. Flex Products also offers unique decorative solutions for product finishes and decorative packaging that can be applied to a wide variety of substrates.

COPG provides thin-film coatings that are used in government and aerospace, biomedical, telecommunications, office automation and other markets for applications such as night-vision goggles, satellite solar covers, medical instrumentation, optical communications components, fax machines and computer-driven projectors.

Customers for our AOT business segment include Agilent, Siemens Medical, BAE System, Eastman Kodak, Nike, Dolby, ITT, Mitsubishi, Northrup Grumman, SICPA, Sony, and Toshiba. Some of the countries using our technology to protect their currency include the United States, European Union, and China. Leading pharmaceutical companies worldwide also use JDSU solutions to protect their brands. Our customers for JDSU decorative product differentiation solutions include Dupont, PPG, and BASF.

Commercial Lasers

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

Customers for JDSU lasers include ASML, Applied Biosystems, Beckman Coulter, Eastman Kodak, Electro Scientific Instruments, KLA Tencor, Disco, Hitachi, Northrup Grumman, General Dynamics, Panasonic, and Sony.

Photonic Power

Photonic Power is part of Commercial Lasers business unit. Traditional power provided over copper cables is susceptible to RF and EMI interference. Photonic power is immune to RF and EMI, is lighter, generates less heat, and is spark-free. JDSU is a pioneer in this emerging market. This innovative power delivery system can be used to drive sensors, gauges, actuators, low-power communications devices, nanotechnology, microelectromechanical (MEM) systems, and innumerable other electronic devices. The isolated nature of the power delivery makes it ideal for applications that require a spark-free environment or that are operating under high levels of RF, EMI, or voltage, or other harsh environmental conditions. Power is provided without contributing any adverse effects. This technology can be used in an ever-increasing number of applications, including medical, energy, defense, aerospace, wireless communications, and industrial sensors.

Major business developments during the first quarter of fiscal 2008 include:

•

Net revenue in the first quarter of fiscal 2008 increased 12%, or $38.6 million, to $356.7 million from $318.1 million in the first quarter of fiscal 2007. Net revenue in the first quarter of fiscal 2008 consisted of $121.3 million, or approximately 34% of net revenue, from Optical Communications, $168.0 million, or approximately 47% of net revenue, from Communications Test and Measurement, $48.0 million, or approximately 13% of net revenue, from Advanced Optical Technologies, and $19.9 million, or approximately 6% of net revenue, from Commercial Lasers and other. Communications Test and Measurement net revenue includes $(0.5) million of deferred revenue that is eliminated from consolidated revenue as a result of purchase accounting adjustments.

•

Gross profit in the first quarter of fiscal 2008 increased to 37% from 31% in the same quarter a year ago. The improvement in gross margin was primarily related to the increased gross profit of Communications Test and Measurement segment, mostly from increase in margins in the field services business, and better product mix, with higher margin products representing a higher share of revenue, coupled with the acquisition of Casabyte and Innocor.

•

Our combined research and development (“R&D”) and selling, general and administrative (“SG&A”) expenses, as a percent of net revenue, increased to 41% in the first quarter of fiscal 2008 from 39% in the same quarter a year ago.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a description of the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements, refer to our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). On July 1, 2007, we adopted the provisions of FIN48.

OUT OF PERIOD ADJUSTMENTS

For the three months ended September 29, 2007, we recorded an adjustment that resulted in additional cost of sales of $0.6 million in its first quarter related to prior quarters. This adjustment had no impact to net loss per share for the three months ended September 29, 2007.

For the three months ended September 30, 2006, we recorded adjustments related to inventory reserve, accounting for inventory variances and restructuring. The corrections resulted in an additional $2.6 million of cost of sales and operating expense in the first quarter related to prior quarters. These adjustments resulted in $0.01 additional net loss per share for the three months ended September 30, 2006. Management and the Audit Committee believe that such amounts are not material to previously reported financial statements.

RESULTS OF OPERATIONS

The results of operations for the current period are not necessarily indicative of results to be expected for future years. The following table summarizes selected Consolidated Statement of Operations items (in millions, except for percentages):

	Three Months Ended		Change	Percentage Change
	September 29, 2007	September 30, 2006
Net revenue	$356.7	$318.1	$38.6	12%
Gross profit	133.7	98.0	35.7	36%
Percentage of net revenue	37%	31%
Research and development	46.6	40.0	6.6	17%
Percentage of net revenue	13%	13%
Selling, general and administrative	100.2	83.0	17.2	21%
Percentage of net revenue	28%	26%
Amortization of other intangibles	6.9	6.4	0.5	8%
Percentage of net revenue	2%	2%
Reduction of other long-lived assets	0.4	0.1	0.3	100%
Percentage of net revenue	0%	0%
Restructuring charges	1.1	5.2	(4.1)	-79%
Percentage of net revenue	0%	2%

Net revenue in the first quarter of fiscal 2008 increased 12%, or $38.6 million, to $356.7 million from $318.1 million in the same quarter a year ago. The increase is primarily due to an increased demand for our Communications Test and Measurement and Advanced Optical Technologies products. Communications Test and Measurement business increased due to strong gains in the field service business and lab and production business, coupled with acquisition related gains. Advanced Optical technologies business increased due to demand for our Document Authentication products, Visual products, and increased demand in aerospace and defense. Revenue growth is also the result of recent acquisitions of Innocor and Casabyte. The increase in net revenue was partially offset by a decline in the circuit pack business in the Optical Communications group, and reduced solid state lasers sales in the Commercial Laser group.

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

Gross Profit

Gross profit in the first quarter of fiscal 2008 increased 36%, or $35.7 million, to $133.7 million from $98.0 million in the same quarter a year ago. The increase is primarily due to gross profit increase in our Communications Test and Measurement segment, mostly from an increase in margins in the field services business and better product mix, with higher margin products representing a higher share of revenues, coupled with the acquisition of Casabyte and Innocor. Gross profit also increased in the Advanced Optical Technologies group due to cost containment efforts and improved manufacturing efficiencies and yield improvements. This increase in gross profit was partially offset by small increase in amortization expense of acquired developed technologies, purchase accounting adjustments recognized in fiscal 2006 and 2007. Gross profit excluding amortization expense of acquired developed technologies in the first quarter of fiscal 2008 increased 35%, or $37.8 million, to $145.7 million from $107.9 million in the first quarter of fiscal 2007.

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

Research and Development (“R&D”) and Selling, General and Administrative (“SG&A”)

R&D and SG&A expenses for the first quarter of fiscal 2008 increased 19%, or $23.8 million to $146.8 million, from $123.0 million in the same period a year ago. The increase is primarily due to increased selling expense on higher bookings, the inclusion of Casabyte, Test-Um, Innocor and Picolight acquisitions, and increased investment in new platforms and products.

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

Amortization of Other Intangibles

Amortization of other intangibles for the three months ended September 29, 2007 increased 16%, or $2.6 million, to $18.9 million from $16.3 million in the same quarter a year ago. The increase is primarily due to the increase in our intangible assets subject to amortization as a result of our acquisitions of Test-Um in the fourth quarter of fiscal 2006, and Casabyte, Innocor and Picolight in fiscal 2007.

Based on the carrying amount of other intangibles as of September 29, 2007, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
Remainder of 2008	$53.0
2009	63.8
2010	60.8
2011	58.4
2012	55.8
Thereafter	106.3

Total amortization	$398.1

The other intangibles balance is adjusted quarterly to record the effect of currency translation adjustments.

Reduction of Other Long-Lived Assets

During the three months ended September 29, 2007 and September 30, 2006, we recorded $0.4 million and $0.1 million, respectively, of reductions of the carrying value of other long-lived assets.

Assets Held and Used:

During the three months ended September 29, 2007, we did not record any asset impairment charges. During the three months ended September 30, 2006, we recorded an impairment charge of $0.7 million for certain assets related to Rochester Minnesota facility in accordance with SFAS 144.

Assets Held for Sale:

During the three months ended September 29, 2007 and September 30, 2006, we did not record any asset impairment charges.

Sale of Assets:

During the three months ended September 29, 2007, we recorded a loss of $0.4 million for the sale and disposal of assets. During the three months ended September 30, 2006, we recorded a gain of $0.6 million for the sale and disposal of assets.

Assets to Be Disposed Of Other Than Sale:

During the three months ended September 29, 2007 and September 30, 2006, we did not record any asset impairment charges.

Restructuring and Other Related Charges

During the third quarter of fiscal 2004, we announced completion of the Global Realignment Program (“GRP”), which began in April 2001. That program focused on large-scale site and employee reductions. We continue to take advantage of opportunities to further reduce costs through targeted, customer-driven restructuring events intended to consolidate and rationalize the manufacture of our products based on core competencies and cost efficiencies. See “Note 11. Restructuring” for more detail.

During the first quarter of fiscal 2008, we recorded $1.1 million in restructuring charges which included $1.1 million for severance and benefits, $0.2 million for manufacturing transfer cost, and $(0.2) million to adjust accruals on previously restructured leases. Forty one employees were notified for termination, 27 in manufacturing, 4 in research and development and 10 in selling, general and administrative functions. Of these notified employees, 18 were located in North America and 23 were located in Asia. As of September 29, 2007, 23 of these employees have been terminated. Payments related to severance and benefits are expected to be paid off by the second quarter of fiscal 2008.

During the fourth quarter of fiscal 2007, we recorded $4.1 million in restructuring charges which included $3.6 million for severance and benefits, $0.2 million for manufacturing transfer cost, and $0.3 million to adjust accruals on previously restructured leases. One hundred and eighty nine employees were notified for termination, 158 in manufacturing, 21 in research and development and 10 in selling, general and administrative functions. Of these notified employees, 185 were located in North America and 4 were located in Asia. As of September 29, 2007, 108 of these employees have been terminated. Payments related to severance and benefits are expected to be paid off by the first quarter of fiscal 2009.

During the third quarter of fiscal 2007, we recorded $(0.1) million in restructuring charges which included $0.5 million for severance and benefits, $0.5 million for manufacturing transfer cost, $(1.0) million for early lease termination buyouts and $(0.1) million to adjust accruals on previously restructured leases. Thirty one employees were notified for termination, 23 in manufacturing, 6 in research and development and 2 in selling, general and administrative functions. All of these 31 notified employees were located in North America. As of September 29, 2007, 30 employees had been terminated. Severance and benefits are scheduled to be paid through the third quarter of fiscal 2008.

During the second quarter of fiscal 2007, we recorded $5.5 million in restructuring charges which included $0.8 million for severance and benefits and $4.7 million for manufacturing transfer cost. Eleven employees were notified for termination, 10 in research and development and 1 in selling, general and administrative functions. All of these 11 notified employees were located in North America. As of September 29, 2007, all of these employees had been terminated. Payments related to lease costs are expected to be paid by the first quarter of fiscal 2014.

During the first quarter of fiscal 2007, we recorded $5.2 million in restructuring charges which included $0.7 million in expense for severance and benefits, $5.8 million for manufacturing transfer cost and $(1.3) million adjustment to reflect modified lease term on restructured facility. Ten employees were notified for termination, 1 in manufacturing, 4 in research and development and 5 in selling, general and administrative functions. All of these 10 notified employees were located in North America. As of September 29, 2007, all of these employees have been terminated.

During the second quarter of fiscal 2006, we recorded $14.9 million in restructuring charges which included $12.8 million in expense for severance and benefits and $2.1 million to adjust accruals on restructured leases. Eight hundred twenty nine employees were notified for termination, 709 in manufacturing, 78 in research and development and 42 in selling, general and administrative functions. Eight hundred twenty four terminated employees were located in North America and 5 in Europe. As of September 29, 2007, 813 of these employees had been terminated. Severance and benefits are scheduled to be paid through the first quarter of fiscal 2009.

Our ability to generate sublease income, as well as our ability to terminate lease obligations at the amounts estimated, is highly dependent upon the economic conditions, particularly commercial real estate market conditions in certain geographies, at the time we negotiate the lease termination and sublease arrangements with third parties as well as the performances by such third parties of their respective obligations. While the amount we have accrued represents the best estimate of the remaining obligations we expect to incur in connection with these plans, estimates are subject to change. Routine adjustments are required and may be required in the future as conditions and facts change through the implementation period. Our restructuring obligations are net of sublease income or lease settlement estimates of approximately $5.5 million. If adverse macroeconomic conditions continue, particularly as they pertain to the commercial real estate market, or if, for any reason, tenants under subleases fail to perform their obligations, we may be required to reduce estimated future sublease income and adjust the estimated amounts of future settlement agreements, and accordingly, increase estimated cost to exit certain facilities. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2014.

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

Interest and Other Income

During the three months ended September 29, 2007, Interest and other income was $19.3 million, a decrease of $0.5 million compared to the same period a year ago. The first quarter of fiscal 2008 results included a net gain of $4.2 million from the repurchase of $75.0 million aggregate principal amount of the Zero Coupon Senior Convertible Notes and an increase in interest income of $1.2 million primarily due to improved yields on cash and short term investments. In the three months ended September 30, 2006, $5.1 million income was related to the settlement of a held-to-maturity security.

Interest Expense

During the three months ended September 29, 2007, interest expense was $2.2 million, an increase of $0.3 million compared to the same period a year ago. The increase was primarily due to interest charges of $0.2 million related to a capital lease of Santa Rosa real estate.

Gain on Sale of Investments

We did not record any gain on sale of investment during the three months ended September 29, 2007. The net gain of $0.3 million during the three months ended September 30, 2006 was primarily due to the sale of the remainder of our investments in MEMSCAP common stock.

Provision (Benefit) for Income Tax

On July 13, 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return.

Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

On July 1, 2007, we adopted the provisions of FIN 48. As of July 1, 2007, we had $76.4 million of liabilities for unrecognized tax benefits. The adoption resulted in a reclassification of certain tax liabilities in the amount of $40.6 million from current to non-current and no significant cumulative impact to retained earnings. As of September 29, 2007, our liabilities for unrecognized tax benefits totaled $75.2 million and are included in deferred taxes and other non-current tax liabilities, net. The total liabilities for unrecognized tax benefits and decrease for the current period of these liabilities relate primarily to the allocations of revenue and costs among our global operations. In addition, utilization of our tax net operating losses may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state and foreign provisions. As a result, loss carryforward limitations may result in the expiration or reduced utilization of a portion of our net operating losses.

Included in the balance of unrecognized tax benefits at July 1, 2007 are $2.9 million of tax benefits that, if recognized, would impact the effective tax rate. Also included in the balance of unrecognized tax benefits at July 1, 2007 are $9.6 million of tax benefits that, if recognized, would result in a decrease to goodwill recorded in purchase business combinations, and $63.9 million of tax benefits that, if recognized, would result in adjustments to the valuation allowance. The impact on net income reflects the liabilities for unrecognized tax benefits net of certain deferred tax assets and the federal tax benefit of state income tax items. One or more of the unrecognized tax benefits could be subject to a valuation allowance if and when recognized in a future period, which could impact the timing of any related effective tax rate benefit. Based on currently available information, we do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

Upon adoption of FIN 48, our policy to recognize accrued interest and penalties related to unrecognized tax benefits within the income tax provision did not change. We had $34.5 million for the payment of interest and penalties accrued at July 1, 2007. As of September 29, 2007, we had accrued $36.9 million for payment of interest and penalties.

We are subject to income tax in the U.S. as well as numerous state and foreign jurisdictions. Our federal and state income tax returns for fiscal year 2003 through fiscal year 2007 remain open to examination. In addition, we file tax returns in multiple foreign taxing jurisdictions with open tax years ranging from fiscal year 2000 to 2007.

We recorded an income tax expense of $2.5 million and an income tax benefit of $1.1 million for the three months ended September 29, 2007 and September 30, 2006, respectively.

The income tax expense recorded for the three months ended September 29, 2007 primarily relates to income tax in certain foreign and state jurisdictions based on our forecasted pre-tax income for the year.

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

The income tax expense/benefit recorded differs from the expected tax expense/benefit that would be calculated by applying the federal statutory rate to our loss before income taxes primarily due to the increases in valuation allowance for deferred tax assets attributable to our domestic and foreign losses from continuing operations.

We have recorded deferred tax assets as of September 29, 2007 only to the extent that we believe it is more likely than not that these deferred tax assets will be realized. We have provided a full valuation allowance on the remainder of its deferred tax assets since we believe\ it is more likely than not that these deferred tax assets will not be realized. We intend to maintain the valuation allowance until sufficient positive evidence exists to support reversal of some or all of the allowance. In addition, the occurrence of negative evidence with respect to deferred tax assets which currently have no valuation allowance could result in an increase in the valuation allowance in a future period. Our income tax expense (benefit) recorded in the future will be reduced or increased in the event changes to the valuation allowance are required.

Operating Segment Information (in millions)

	Three Months Ended		Change	Percentage Change
	September 29, 2007	September 30, 2006
Optical Communications
Revenue	$121.3	$138.0	$(16.7)	-12%
Operating income (loss)	(2.9)	2.2	(5.1)	-232%
Communications Test & Measurement
Revenue	168.0	116.8	51.2	44%
Operating income	26.3	6.8	19.5	287%
Advanced Optical Technologies
Revenue	48.0	39.3	8.7	22%
Operating income	18.3	11.0	7.3	66%
All Other, Commercial Lasers
Revenue	19.9	24.1	(4.2)	-17%
Operating income	(2.5)	1.7	(4.2)	-247%
Deferred revenue related to purchase as accounting adjustment	(0.5)	(0.1)	(0.4)	-400%

The decrease in operating income for Optical Communications during the three month period ended September 29, 2007 over the same quarter a year ago is due to a reduction in revenue in the circuit pack business coupled with increasing in operating expenses related to new acquisition costs.

The increase in operating income for Communications Test & Measurement during the three month period ended September 29, 2007 over the same quarter a year ago reflects a strong broadband deployment trend, partially offset by increased operating expense from sales commissions on higher bookings and the continued efforts to increase our R&D investment level to invest in new products and technologies.

The increase in operating income for Advanced Optical Technologies during the three month period ended September 29, 2007 over the same quarter a year ago reflects an increased demand for our Document Authentication, Visual, and Infrared products, a more profitable product mix, and flat operating expense spending.

The decrease in operating income for Lasers during the three months ended September 29, 2007 over the same periods a year ago reflects a decrease in shipments of Solid State Lasers as demand for these products declined. This was coupled with increased costs of production costs and operating expenses related to increased investment in product development and marketing.

Liquidity and Capital Resources

As of September 29, 2007, we had a combined balance of cash, cash equivalents, short-term investments and restricted cash of $1,127.4 million, a decrease of $15.3 million from June 30, 2007. Cash and cash equivalents increased by $13.8 million in the three month period ended September 29, 2007, primarily due to net proceeds from sales and maturities of investments of $33.2 million, cash generated by operating activities of $36.2 million, the receipt of financing obligation of $32.2 million and cash inflows of $5.0 million from the exercise of stock options and the issuance of stock under employee stock plans, offset by outflows from the purchases of property, plant and equipment of $9.0 million, purchases of long term investments of $9.0 million and the use of $70.3 million to repurchase a portion of the Zero Coupon Senior Convertible Notes.

Cash provided by operating activities was $36.2 million during the three months ended September 29, 2007, resulting from our net loss adjusted for non-cash items such as depreciation, amortization and various gains and losses of $35.9 million, and changes in operating assets and liabilities that provided $0.3 million related primarily to a decrease in accounts receivable of $13.0 million, offset by a decrease in accounts payable of $10.9 million.

Operating activities used $16.3 million during the three months ended September 30, 2006, resulting from our net loss adjusted for non-cash items such as depreciation, amortization and various gains and losses of $15.5 million, offset by changes in operating assets and liabilities that used $31.8 million.

Cash provided by investing activities was $9.0 million during the three months ended September 29, 2007, primarily related to net proceeds from sales and maturities of investments of $33.2 million, offset by purchases of property, plant and equipment of $9.0 million, purchases of long term investments of $9.0 million and additions to restricted cash of $6.3 million.

Cash used by investing activities was $84.1 million during the three months ended September 30, 2006, primarily related to net purchases of short-term investments of $67.2 million and purchases of property, plant and equipment of $23.3 million, offset by $5.1 million proceeds from a convertible note settlement.

Our investments of surplus cash are made in accordance with an investment policy approved by the Audit Committee of our Board of Directors. In general, our investment policy requires that securities purchased and held be rated A-1/P-1, A/A2 or better. No security may have an effective maturity that exceeds 37 months, and the average duration of our holdings may not exceed 18 months. At any time, no more than 10% of the investment portfolio may be concentrated in a single issuer other than the U.S. government or U.S. agencies. Our investments in debt securities and marketable equity securities are primarily classified as available-for-sale investments or trading assets and are recorded at fair value. The cost of securities sold is based on the specific identification method. Unrealized gains and losses on available-for-sale investments are reported as a separate component of stockholders’ equity. We did not hold any investments in auction rate securities, mortgage backed securities, collateralized demand obligations, or variable rate demand notes at September 29, 2007.

Financing activities for the three months ended September 29, 2007 used cash of $33.1 million, primarily related to the use of $70.3 million to repurchase a portion of Zero Coupon Senior Convertible Notes, offset by the receipt of financing obligation of $32.2 million and the issuance of common stock under our employee stock option programs and employee stock plans of $5.0 million.

Financing activities for the three months ended September 30, 2006 provided cash of $5.0 million, primarily resulting from the issuance of common stock under our employee stock option programs and employee stock plans.

As more fully disclosed in “Note 19. Legal Proceedings”, a jury trial began on October 23, 2007 on In re JDS Uniphase Corporation Securities Litigation. The trial is currently scheduled to last for nineteen Court days. Although the complaint does not specify the precise amount of damages sought, Plaintiffs have stated in recent court filings that they intend to seek a verdict of more than $20 billion in alleged damages. Plaintiffs’ expert witness on damages has generally testified to that effect in the pending jury trial. While there are many potential outcomes of the pending trial, in the event of a final, non-appealable and enforceable judgment against the Company that is in an amount commensurate with the Plaintiffs’ maximum theory of damages, it would not have sufficient assets to pay such a judgment. The Company believes that the factual allegations and circumstances underlying these securities class actions are without merit.

For additional disclosures on obligations relating to the securities class action lawsuits, FIN 48 tax issues, and the lease relating to our Santa Rosa facility, see “Note 19. Legal Proceedings”, “Note 12. Income Tax”, and “Note 5. Financing Obligation”, respectively.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as such term is defined in rules promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Please refer to “Note 3. Mergers and Acquisitions” of our Notes to Consolidated Financial Statements for more information.

Employee Stock Options

Our stock option and Full Value Award program are a broad-based, long-term retention program that is intended to attract and retain employees and align stockholder and employee interests. As of September 29, 2007, we have available for issuance 13.0 million shares of common stock for grant primarily under our Amended and Restated 2003 Equity Incentive Plan (the “2003 Plan”). The exercise price for the options is equal to the fair market value of the underlying stock at the date of grant. Options generally become exercisable over a four-year period and, if not exercised, expire from five to ten years post grant date. Majority of our employees participate in our stock option program. “Full Value Awards” are Restricted Stock, Restricted Stock Units, Performance Units and Performance Shares that are granted with a per share or unit purchase price below 100% of Fair Market Value on the date of grant. These Full Value Awards are performance based, time based, or a combination of performance and time based and are expected to vest over one to five years except with respect to awards with performance conditions, such conditions are achieved on a different timeline. The fair value of the Full Value Awards is based on the closing market price of our common stock on the date of award. Beginning in the fourth quarter of fiscal 2007, the intent is to use Full Value Awards as our predominant equity compensation vehicle. See “Note 13. Stock-Based Compensation” for more detail.

Pension and Other Postretirement Benefits

As a result of acquiring Acterna in August 2005, we sponsor pension plans for certain past and present employees in the UK and Germany. JDSU also is responsible for the non-pension postretirement benefit obligation of a previously acquired subsidiary. These plans have been closed to new participants and, except as required by law, have not been funded. Statement of Financial Accounting Standards No. 158 “Employer’s Accounting for Defined Pension and Other Retirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”) requires the recognition of the funded status of the pension plans and non-pension postretirement benefit plans (retirement-related benefit plans) as an asset or a liability in the Consolidated Balance Sheet, the recognition of changes in that funded status in the year in which they occur through the Gains and (losses) not affecting retained earnings, net of tax, and the recognition of previously unrecognized gains/(losses), prior service costs/(credits) and transition assets as a component of Accumulated gains and (losses) not affecting retained earnings in the Consolidated Statement of Stockholders’ Equity. The funded status of a retirement plan is the difference between the projected benefit obligation and the fair value of its plan assets. The projected benefit obligation is the actuarial present value of all benefits attributed by the plan’s benefit formula to employee service. At September 29, 2007, our pension plans were under funded by $90.9 million since the projected benefit obligation exceeded the fair value of its plan assets. Similarly, we had accrued $0.8 million related to our non-pension postretirement benefit plan. Because the plans have received limited funding in the past, we anticipate future annual contributions to the plans will approximate estimated future benefit payments. These payments have been estimated based on the same actuarial assumptions used to measure our projected benefit obligation and currently are forecasted to range between $4.9 million and $5.9 million per annum.

A key actuarial assumption is the discount rate. Changes in the discount rate impact the interest cost component of the net periodic benefit cost calculation and, due to the fact that the accumulated benefit obligation (“ABO”) is calculated on a net present value basis, changes in the discount rate will also impact the current ABO. Decreases in the discount rate will generally increase pre-tax cost, recognized expense and the ABO. Increases in the discount rate tend to have the opposite effect. In estimating the expected return on plan assets, we considers the historical returns on plan assets, adjusted for forward-looking considerations, inflation assumptions and the impact of the active management of the plan’s invested assets. Reflecting the relatively long-term nature of the plan’s obligations, approximately 67% of the plan’s assets were invested in a diversified portfolio of bonds, with the balance primarily invested in equities. While it is not possible to accurately predict future rate movements, we believe our current assumptions are conservative. Please refer to “Note 14. Employee Benefit Plans” for further discussion.

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

Picolight

Picolight was acquired in May 2007, and at the time of acquisition was in the process of developing transceivers. We have incurred post-acquisition costs of approximately $1.9 million to date and estimate that additional investment of approximately $3.6 million in research and development will be required. The project is expected to complete in the fourth quarter of fiscal 2008.

Lightwave

Lightwave was acquired in May 2005, and at the time of acquisition was in the process of developing multiple diode pumped solid state laser products. We have incurred post-acquisition costs of $7.7 million to date and estimate that additional investment of approximately $1.6 million in research and development will be required. The project is expected to complete in the third quarter of fiscal year 2008.

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

Forward contracts, most with a term of less than 60 days, were transacted near month end and therefore, the fair value of the contracts is approximately zero. The following table provides information about our foreign currency forward and option contracts outstanding as of September 29, 2007.

(in millions)	Contract Amount (Local Currency)	Contract Amount (USD)	Fair Value (USD)
Canadian Dollar (contracts to sell CAD/ buy USD)	CAD 18.6	$18.5	$—
Chinese Renminbi (contracts to sell CNY/ buy USD)	CNY 388.7	52.1	—
British Pound (contracts to buy GBP/ sell USD)	GBP 9.5	19.1	—
Euro (contracts to sell EUR/ buy USD)	EUR 59.3	83.8	—
Hong Kong Dollar (contracts to sell HKD / buy USD)	HKD 80.2	10.3	—
Singapore Dollar (contracts to sell SGD/buy USD)	SGD 32.3	21.6	—
Mexican Peso (contracts to buy MXN / sell USD)	MXN 29.8	2.7	—

Australian Dollar (contracts to sell AUD / buy USD)	AUD 9.4	8.2
Brazlian Real (contracts to buy BRL / sell USD)	BRL 2.6	1.4
Net unrealized gain (loss) on derivative financial instruments			$—

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

Investments

We maintain an investment portfolio in a variety of financial instruments, including, but not limited to, U.S. government and agency bonds, corporate obligations, money market funds, asset-backed securities, and other investment-grade securities. The majority of these investments pay a fixed rate of interest. The securities in the investment portfolio are subject to market price risk due to changes in interest rates, perceived issuer creditworthiness, marketability, and other factors. We also own minority equity investments in publicly-traded companies, the values of which are subject to market price volatility. These investments are generally classified as available-for-sale and, consequently, are recorded on our Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. We did not hold any investments in auction rate securities, mortgage backed securities, collateralized demand obligations, or variable rate demand notes at September 29, 2007.

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

Long-term Debt

The fair market value of the Zero Coupon Senior Convertible Notes and the 1% Senior Convertible Notes is subject to interest rate and market price risk due to the convertible feature of the notes and other factors. Generally the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair market value of the notes may also increase as the market price of JDSU stock rises and decrease as the market price of the stock falls. Interest rate and market value changes affect the fair market value of the notes but do not impact our financial position, cash flows or results of operations. Based on quoted market prices, as of September 29 and June 30, 2007, the fair market values of the Zero Coupon Senior Convertible Notes were approximately $291.1 million and $354.6 million and the fair market values of the 1% Senior Convertible Notes were $341.6 million and $347.8 million, respectively. Changes in fair market value reflect both the change in the market price of the notes and the impact of the partial repurchase of the Zero Coupon Senior Convertible Notes. For additional information, see “Note 10. Convertible Debt and Letters of Credit”.

I tem 4.	Controls and Procedures

Disclosure Controls and Procedures: The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting: There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Fact and expert discovery in In re JDS Uniphase Corporation Securities Litigation is complete. Each party has noticed and taken depositions of experts and both party and non-party witnesses. On August 24, 2007, the Court granted in part and denied in part Defendants’ motions for summary judgment. On September 25, 2007, the Court denied Plaintiffs’ motion for partial summary judgment.

A jury trial began on October 23, 2007. The trial is currently scheduled to last for nineteen Court days. Although the complaint does not specify the precise amount of damages sought, Plaintiffs have stated in recent court filings that they intend to seek a verdict of more than $20 billion in alleged damages. Plaintiffs’ expert witness on damages has generally testified to that effect in the pending jury trial. While there are many potential outcomes of the pending trial, in the event of a final, non-appealable and enforceable judgment against the Company that is in an amount commensurate with the Plaintiffs’ maximum theory of damages, it would not have sufficient assets to pay such a judgment.

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

The Derivative Actions:

Derivative actions purporting to be brought on the Company’s behalf have been filed in state and federal courts against several of the Company’s current and former officers and directors based on the same events alleged in the securities litigation. The complaint in Corwin v. Kaplan, No. C-02-2020 CW (N.D. Cal.), asserts state law claims for breach of fiduciary duty, misappropriation of confidential information, waste of corporate assets, indemnification, and insider trading. The complaint seeks unspecified damages. In January 2005, the Court stayed the action pending resolution of In re JDS Uniphase Corporation Securities Litigation. A case management conference is scheduled for November 13, 2007.

In the California state derivative action, In re JDS Uniphase Corporation Derivative Litigation, Master File No. CV806911 (Santa Clara Super. Ct.), the complaint asserts claims for breach of fiduciary duty, waste of corporate assets, abuse of control, gross mismanagement, unjust enrichment, and constructive fraud purportedly on behalf of the Company and certain of its current and former officers and directors. The complaint also asserts claims for violation of California Corporations Code Sections 25402 and 25502.5 against defendants who sold the Company’s stock and asserts claims for breach of contract, professional negligence, and negligent misrepresentation against the Company’s former auditor, Ernst & Young LLP. The complaint seeks unspecified damages. On February 13, 2007, the Court granted the parties’ request to stay the California derivative action and the shareholder inspection demand action brought by the plaintiff in the California derivative action. The defendants’ updated responses to the California derivative complaint are due on November 21, 2007, and a hearing on those responses is scheduled for January 18, 2008. In the shareholder inspection demand action, a case management conference is scheduled for December 7, 2007.

No activity has occurred in Cromas v. Straus, Civil Action No. 19580 (Del. Ch. Ct.), the Delaware derivative action, since our last quarterly filing as of March 31, 2007.

The OCLI and SDL Shareholder Actions:

Plaintiffs purporting to represent the former shareholders of OCLI and SDL have filed suit against the former directors of those companies, asserting that they breached their fiduciary duties in connection with the events alleged in the securities litigation against the Company. Plaintiffs in the OCLI action, Pang v. Dwight, No. 02-231989 (Sonoma Super. Ct.), purport to represent a class of former shareholders of OCLI who exchanged their OCLI shares for JDSU shares when JDSU acquired OCLI. The complaint names the former directors of OCLI as Defendants, asserts causes of action for breach of fiduciary duty and breach of the duty of candor, and seeks unspecified damages. On March 4, 2007, the parties signed a memorandum of understanding regarding a settlement of the OCLI action. The Plaintiffs in the SDL action, Cook v. Scifres, Master File No. CV814824 (Santa Clara Super. Ct.), purport to represent a class of former shareholders of SDL who exchanged their SDL shares for JDSU shares when the Company acquired SDL. Plaintiffs filed an amended complaint on November 20, 2006. The complaint names the former directors of SDL as Defendants, asserts causes of action for breach of fiduciary duty and breach of the duty of disclosure, and seeks unspecified damages. On March 6, 2007, the Court overruled Defendants’ demurrer to that complaint. A case management conference is scheduled for January 25, 2008. Limited discovery in the SDL action has occurred. No trial date has been set in either the OCLI or SDL action.

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

Plaintiffs filed a second amended complaint on June 30, 2006. Defendants answered the complaint on July 6, 2006, and JDSU asserted counterclaims for breach of contract. The Court dismissed those counterclaims on September 11, 2006. On December 15, 2006, defendants moved for summary judgment on the ground that the named plaintiffs lacked standing. On the same day, plaintiffs moved for class certification. On April 24, 2007, the Court denied defendants’ motion for summary judgment as to plaintiff Douglas Pettit, deferred ruling on the motion for summary judgment as to plaintiff Eric Carey, and deferred ruling on plaintiffs’ motion for class certification. Both sides have taken discovery. Trial is set to begin on September 22, 2008.

The Company believes that the factual allegations and circumstances underlying these securities actions, derivative actions, the OCLI and SDL class actions, and the ERISA class actions are without merit. The expense of defending these lawsuits has been costly, will continue to be costly, and could be quite significant and may not be covered by our insurance policies. The defense of these lawsuits (such as, for example an adverse judgment in the In re JDS Uniphase Corporation Securities Litigation trial which commenced on October 23, 2007) could also result in continued diversion of our management’s time and attention away from business operations which could prove to be time consuming and disruptive to normal business operations. An unfavorable outcome or settlement of this litigation could have a material adverse effect on the Company’s financial position, liquidity or results of operations, credit ratings, and ability to access capital markets and comply with existing debt obligations.

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

Other than with respect to the risk factors below, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2007. The three risk factors below were disclosed on the Form 10-K and have been updated to provide an update on certain litigation risks, as well as investment and outstanding convertible notes statistics as of September 29, 2007.

We face certain litigation risks that could harm our business.

We have had numerous lawsuits filed against us asserting various claims, including securities and ERISA class actions and stockholder derivative actions. The results of complex legal proceedings are difficult to predict. Moreover, many of the complaints filed against us do not specify the amount of damages that plaintiffs seek, and we therefore are unable to estimate the possible range of damages that might be incurred should these lawsuits be resolved against us. While we are unable to estimate the potential damages arising from such lawsuits, certain of them assert types of claims that, if resolved against us, could give rise to substantial damages. Thus, an unfavorable outcome or settlement of one or more of these lawsuits could have a material adverse effect on our financial condition, liquidity and results of operations. In particular, the securities class actions discussed in Item 1, “Legal Proceedings,” contained in Part II of this report, claim damages that exceed the total current assets of the Company and thus an unfavorable outcome or settlement of one or more of these securities class action lawsuits (such as, for example an adverse judgment in the In re JDS Uniphase Corporation Securities Litigation trial which commenced on October 23, 2007) could have a substantial material adverse effect on our financial condition, liquidity and results of operations, credit ratings, and ability to access capital markets and comply with existing debt obligations. Even if these lawsuits are not resolved against us, the uncertainty and expense associated with unresolved lawsuits could seriously harm our business, financial condition and reputation. Litigation is costly, time-consuming and disruptive to normal business operations. The costs of defending these lawsuits, particularly the securities class actions and stockholder derivative actions, have been significant, will continue to be costly and may not be covered by our insurance policies. The defense of these lawsuits could also result in continued diversion of our management’s time and attention away from business operations, which could harm our business. For additional information regarding certain of the lawsuits in which we are involved, see Item 1, “Legal Proceedings,” contained in Part II of this report.

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

As of September 30, 2007, we held investments in other public and private companies and had limited funds invested in private venture funds. Such investments represented approximately $12.7 million on our Consolidated Balance Sheets at September 30, 2007. In addition to our investments in public companies, we have in the past made, and expect to continue to make, investments in privately held companies as well as venture capital investments for strategic and commercial purposes. In the past some of the private companies in which we held investments have ceased doing business and have either liquidated or have entered into bankruptcy proceedings. If the carrying value of our investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, we will be required to further write down the value of our investments, which could materially harm our results of operations or financial condition.

We sold $475 million of senior convertible notes in 2003 and $425 million of senior convertible notes in 2006, which may cause our reported earnings per share to be more volatile because of the conversion contingency features of these notes.

We issued $475 million of indebtedness in October 2003 and $425 million of indebtedness in May and June, 2006 in the form of senior convertible notes. As of September 30, 2007, $733.0 million of these notes remained outstanding. The issuance of these notes substantially increased our principal payment obligations and we may not have enough cash to repay the notes when due. The degree to which we are leveraged could materially and adversely affect our ability to successfully obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. In addition, the holders of those notes are entitled to convert those notes into shares of our common stock or a combination of cash and shares of common stock under certain circumstances which would cause dilution to our existing stockholders and lower our reported per share earnings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following documents are filed as Exhibits to this report:

Exhibit No.	Exhibit Description
10.17	Employment Agreement for Helmut Berg.

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: November 7, 2007