Form 10-Q
period 2007-12-29
JDS UNIPHASE CORP /CA/
filed 2008-02-07
CIK 912093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2007

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

As of January 26, 2008, the Registrant had 219,531,005 shares of common stock outstanding, including 5,374,612 exchangeable shares of JDS Uniphase Canada Ltd. The par value of each share of common stock is $0.001. Each exchangeable share is exchangeable at any time into common stock on a one-for-one basis, entitles a holder to dividend and other rights economically equivalent to those of the common stock, and through a voting trust, votes at meetings of stockholders of the Registrant. The number of shares outstanding reflects a 1-for-8 reverse stock split effected by the Registrant on October 16, 2006.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

JDS UNIPHASE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	December 29, 2007	December 30, 2006	December 29, 2007	December 30, 2006
Net revenue	$399.2	$366.3	$755.9	$684.4
Cost of sales	215.5	219.2	426.5	429.4
Amortization of acquired technologies	12.3	10.0	24.3	19.9

Gross profit	171.4	137.1	305.1	235.1

Operating expenses:
Research and development	46.3	42.8	92.9	82.8
Selling, general and administrative	105.5	94.4	205.7	177.4
Amortization of other intangibles	7.1	6.9	14.0	13.3
Reduction (recovery) of intangibles and loss on long-lived assets	(0.5)	3.0	(0.1)	3.1
Restructuring charges	0.2	5.5	1.3	10.7

Total operating expenses	158.6	152.6	313.8	287.3

Income (loss) from operations	12.8	(15.5)	(8.7)	(52.2)
Interest and other income	15.7	15.3	35.0	35.1
Interest expense	(2.3)	(1.1)	(4.5)	(3.0)
Gain on sale of investments	0.5	28.2	0.5	28.5

Income before income taxes	26.7	26.9	22.3	8.4
Provision for income taxes	5.5	3.7	8.0	2.6

Net income	$21.2	$23.2	$14.3	$5.8

Net income per share
Basic	$0.10	$0.11	$0.06	$0.03

Diluted	$0.09	$0.10	$0.06	$0.03

Shares used in per share calculation
Basic	220.5	211.1	220.3	211.0

Diluted	228.4	223.5	228.8	223.5

Note: Shares used in per share calculation for basic and diluted reflect a 1-for-8 reverse stock split effected by the Company on October 16, 2006.

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share and par value data)

(unaudited)

	December 29, 2007	June 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$340.1	$362.9
Short-term investments	752.4	769.9
Restricted cash	10.3	9.9
Accounts receivable, less reserves and allowances of $5.9 at December 29, 2007 and $5.4 at June 30, 2007	288.1	264.2
Inventories	196.5	204.3
Refundable income taxes	3.8	4.7
Other current assets	44.7	44.8

Total current assets	1,635.9	1,660.7
Property, plant and equipment, net	203.3	210.5
Deferred income taxes	4.2	7.1
Goodwill	724.7	710.0
Other intangibles, net	381.5	411.5
Long-term investments	12.3	3.1
Other non-current assets	24.3	22.4

Total assets	$2,986.2	$3,025.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$118.5	$111.5
Current portion of long-term debt	233.0	—
Accrued payroll and related expenses	59.9	62.0
Income taxes payable	13.9	42.3
Deferred income taxes	2.6	2.6
Restructuring accrual	4.2	6.9
Warranty accrual	9.3	10.3
Other current liabilities	115.9	112.3

Total current liabilities	557.3	347.9

Long-term debt	425.0	808.0
Other non-current liabilities	207.9	133.9
Commitments and contingencies (Note 16, 18 and 19)
Stockholders’ equity:
Preferred Stock, $0.001 par value: Authorized shares: 1,000,000	—	—
Common Stock, $0.001 par value:
Authorized shares: 1,000,000,000	0.2	0.2
Issued shares: 219,668,272 at December 29, 2007 and 219,126,365 at June 30, 2007
Treasury Stock at cost: 138,048 shares at December 29, 2007 and 114,300 shares at June 30, 2007	(2.2)	(1.9)
Additional paid-in capital	69,177.3	69,145.5
Accumulated deficit	(67,436.5)	(67,450.8)
Accumulated other comprehensive income	57.2	42.5

Total stockholders’ equity	1,796.0	1,735.5

Total liabilities and stockholders’ equity	$2,986.2	$3,025.3

Note: Issued and outstanding shares reflect a 1-for-8 reverse stock split effected by the Company on October 16, 2006.

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Six Months Ended
	December 29, 2007	December 30, 2006
OPERATING ACTIVITIES:
Net income	$14.3	$5.8
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	32.1	31.0
Asset retirement obligations and deferred rent expenses	0.4	0.7
Amortization of other intangibles	38.3	33.2
Stock-based compensation expense	25.5	15.3
Amortization of debt issuance costs	1.4	1.9
Non-cash changes in short term investments	(3.3)	(2.4)
Gain on sale and reduction in fair value of investments	(0.5)	(28.5)
Settlement of held-to-maturity debt security	—	(5.1)
Activity related to equity investments	(0.2)	(0.1)
Loss on disposal of assets, net	(0.1)	3.1
Gain on repurchase of debt, net	(7.5)	—
Provison for allowance for doubtful accounts and sales return allowance	1.1	1.7
Changes in operating assets and liabilities, net of impact of acquisitions of businesses:
Accounts receivable	(22.1)	(41.8)
Inventories	9.4	(29.9)
Other current assets	1.4	26.9
Accounts payable	3.6	(1.3)
Income taxes payable	10.5	0.1
Deferred taxes, net	(8.5)	(2.0)
Accrued payroll and related expenses	(3.6)	(3.5)
Other	(5.3)	(11.4)

Net cash provided by (used in) operating activities	86.9	(6.3)

INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(436.2)	(424.6)
Maturities and sales of investments	461.0	514.3
Changes in restricted cash	(6.1)	2.4
Acquisitions, net of cash acquired	(1.6)	—
Payment of acquisition cash holdbacks	—	(12.3)
Purchases of long term investments	(9.0)	—
Proceeds from settlement of held-to-maturity debt security	—	5.1
Purchases of property, plant and equipment	(19.0)	(42.7)
Proceeds from the sale of assets	2.0	4.7
Other assets	—	(5.1)

Net cash provided by (used in) investing activities	(8.9)	41.8

FINANCING ACTIVITIES:
Payments on debt and capital lease obligations	(0.2)	—
Repurchase of convertible debt	(141.6)	—
Proceeds from financing obligation	32.2	—
Proceeds from exercise of employee stock options and employee stock purchase plan	6.1	5.9

Net cash provided by (used in) financing activities	(103.5)	5.9

Effect of exchange rate changes on cash and cash equivalents	2.7	1.1
Increase (decrease) in cash and cash equivalents	(22.8)	42.5
Cash and cash equivalents at beginning of period	362.9	364.9

Cash and cash equivalents at end of period	$340.1	$407.4

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The financial information for the Company (or “JDSU”) as of December 29, 2007 and for the three and six months ended December 29, 2007 and December 30, 2006 is unaudited, but includes all normal and recurring adjustments that management considers necessary for a fair statement of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures which are required by U.S. GAAP for annual financial statements are condensed or omitted pursuant to such rules and regulations. The balance sheet as of June 30, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. However, the Company believes that the disclosures are adequate to make the information not misleading. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007.

The results for the three and six months ended December 29, 2007 may not be indicative of results for the year ending June 28, 2008 or any future periods.

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

Out of Period Adjustments

For the three months ended December 29, 2007, the Company recorded adjustments related to revenue, cost of sales, operating expense, income tax expense, and certain balance sheet accounts. The corrections resulted in the Company reporting $3.0 million in additional net income in the second quarter related to prior quarters. Management and the Audit Committee believe that such amounts are not material to previously reported financial statements. These adjustments increased net income per share by $0.02 for the three months ended December 29, 2007.

For the six months ended December 29, 2007, the Company recorded adjustments related to revenue, cost of sales, operating expense, income tax expense, and certain balance sheet accounts. The corrections resulted in the Company reporting $1.9 million in additional net income in the six months ended December 29, 2007. Management and the Audit Committee believe that such amounts are not material to previously reported financial statements. These adjustments do not impact net income per share for the six months ended December 29, 2007.

For the three months ended December 30, 2006, the Company recorded adjustments related to cost of sales, operating expense, interest expense, other income, and certain balance sheet accounts. The corrections resulted in the Company reporting $0.6 million in additional net income in the second quarter related to prior quarters. Management and the Audit Committee believe that such amounts are not material to previously reported financial statements. These adjustments did not change the reported net income per share for the three months ended December 30, 2006.

For the six months ended December 30, 2006, the Company recorded adjustments related to cost of sales, operating expense, interest expense, other income and certain balance sheet related accounts. The corrections resulted in the Company reporting a $1.9 million reduction in net income in the six months ended December 30, 2006, related to prior quarters. Management and the Audit Committee believe that such amounts are not material to previously reported financial statements. These adjustments reduced net income per share by $0.01 for the six months ended December 30, 2006.

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

Comprehensive Income

The Company’s accumulated other comprehensive income consists of the accumulated net unrealized gains or losses on available-for-sale investments, foreign currency translation adjustments, and defined benefit obligation.

The components of comprehensive income, net of tax, were as follows (in millions):

	Three Months Ended		Six Months Ended
	December 29, 2007	December 30, 2006	December 29, 2007	December 30, 2006
Net income	$21.2	$23.2	$14.3	$5.8
Other comprehensive income:
Net change in unrealized loss on available-for-sale investments	1.0	1.6	3.0	5.5
Net change in foreign currency translation gains	4.8	5.7	11.7	10.2

Net change in other comprehensive income	5.8	7.3	14.7	15.7

Comprehensive income	$27.0	$30.5	$29.0	$21.5

Balances for the components of accumulated other comprehensive income were as follows (in millions):

	December 29, 2007	June 30, 2007
Unrealized losses on investments	$(0.2)	$(3.2)
Foreign currency translation gains	48.5	36.8
Defined benefit obligation	8.9	8.9

Accumulated other comprehensive income	$57.2	$42.5

Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share (in millions, except per share data):

	Three Months Ended		Six Months Ended
	December 29, 2007	December 30, 2006	December 29, 2007	December 30, 2006
Numerator:
Net income	$21.2	$23.2	$14.3	$5.8

Denominator:
Weighted-average number of common shares outstanding-basic	220.5	211.1	220.3	211.0
Incremental shares from:
Stock options and ESPP	0.1	0.2	0.1	0.3
Restricted stock and restricted stock units	1.3	0.2	0.8	0.1
Zero coupon senior convertible notes	6.5	12.0	7.6	12.0

Weighted-average number of common shares outstanding-diluted	228.4	223.5	228.8	223.5

Net income per share:
Basic	$0.10	$0.11	$0.06	$0.03

Diluted	$0.09	$0.10	$0.06	$0.03

As of December 29, 2007, contingently issuable shares relating to the 1% Senior Convertible Notes were also excluded in accordance with Emerging Issues Task Force Abstract No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” (“EITF 04-8”). These shares, which are represented below as potentially dilutive securities, would be included in the computation of diluted net income per share in periods when the closing price of the Company’s common stock is at least $30.30. Depending on the stock price on the conversion date, up to a maximum of approximately 14.0 million shares, subject to certain adjustments, may be issued upon conversion of the 1% Senior Convertible Notes. In addition, during the second quarter of fiscal 2008, the Company repurchased $75.0 million aggregate principal amount of the Zero Coupon Senior Convertible Notes. The repurchase and retirement of the notes reduced the number of conversion shares potentially issuable from approximately 9.7 million at June 30, 2007 to approximately 5.9 million at December 29, 2007. For additional information regarding these two notes, see “Note 10. Convertible Debt and Letters of Credit”.

The following table sets forth the weighted average potentially dilutive securities excluded from the computation because their effect would have been anti-dilutive (in millions):

	Three Months Ended		Six Months Ended
	December 29, 2007	December 30, 2006	December 29, 2007	December 30, 2006
Stock options	16.3	16.2	16.9	16.4
1% senior convertible notes	14.0	14.0	14.0	14.0

Total potentially dilutive securities	30.3	30.2	30.9	30.4

Note 2. Recent Accounting Pronouncements

SFAS No. 141(R)

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) introduces significant changes in the accounting for and reporting of business combination. SFAS 141(R) continues the movement toward the greater use of fair values in financial reporting and increased transparency through expanded disclosures. It changes how business acquisitions are accounted for and will impact financial statements at the acquisition date and in subsequent periods. Further, certain of the changes will introduce more volatility into earnings and thus may impact a company's acquisition strategy. In addition, SFAS 141(R) will impact the acquisitions after the effective date of the Standard. SFAS 141(R) is effective for the Company beginning in fiscal year 2010. The Company is currently evaluating the impact SFAS 141(R) will have on its consolidated financial statements.

SFAS No. 159

In February 2007, FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB No. 115” (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for the Company beginning in fiscal year 2009. The Company is currently evaluating the impact SFAS159 will have on its consolidated financial statements.

SFAS No. 157

In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), to provide enhanced guidance when using fair value to measure assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 applies whenever other pronouncements require or permit assets or liabilities to be measured at fair value and, while not requiring new fair value measurements, may change current practices. SFAS 157 is effective for the Company beginning in fiscal year 2009. The Company is currently evaluating the impact SFAS 157 will have on its consolidated financial statements.

Note 3. Mergers and Acquisitions

Fiscal 2008 Acquisitions

There were no acquisitions in the first and second quarters of fiscal 2008.

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

Picolight, Inc. (“Picolight”)

In May 2007, the Company acquired Picolight for approximately 8.1 million shares of the Company’s common stock with a market value of $104.7 million at the measurement date and $5.3 million in cash, including $0.5 million of direct transaction costs incurred in connection with the acquisition. In addition, JDSU was obligated to pay contingent cash consideration of up to $10 million if certain revenue targets were achieved during the period from April 1 through December 31, 2007. As none of the revenue targets were met within the timeframe specified, no additional consideration is due or payable.

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

Picolight’s results of operations have been included in the Company’s consolidated financial statements subsequent to the date of acquisition. The financial information in the table below summarizes the combined results of operations of the Company and Picolight, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented:

(in millions, except per share data)	Three Months Ended December 30, 2006	Six Months Ended December 30, 2006
Pro forma net revenue	$378.8	$711.3
Reported net revenue	366.3	684.4
Pro forma net income	21.4	1.8
Pro forma net loss per share
Basic	0.10	0.01
Diluted	0.10	0.01
Reported net income	23.2	5.8
Reported net income per share
Basic	0.11	0.03
Diluted	0.10	0.03

The unaudited, pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the merger had taken place at the beginning of each of the periods presented.

The former shareholders of Picolight made certain representations and warranties to the Company and agreed to indemnify the Company against damages which might arise from a breach of those undertakings. As security for this indemnification obligation of the former Picolight shareholders, JDSU retained approximately 1.0 million shares with a value of approximately $12.6 million at the original measurement date, which is scheduled to be released after the twelve month anniversary of the acquisition date. This consideration has been included in the purchase consideration.

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

The former shareholders of Casabyte made certain representations and warranties to the Company and agreed to indemnify the Company against damages which might arise from a breach of those undertakings. As security for this indemnification obligation of the former Casabyte shareholders, JDSU retained approximately $3.2 million of the cash consideration, which is scheduled to be released after the twelve month anniversary of the acquisition date. Management is in the process of finalizing the release of the security. This cash consideration has been included in the purchase consideration.

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

Note 4. Balance Sheet and Other Details

Accounts Receivable Reserves and Allowances

The activities and balances for allowance for doubtful accounts and allowance for sales returns and other are as follows (in millions):

	June 30, 2007	Charged to Costs and Expenses	Deduction(1)	December 29, 2007
Allowance for doubtful accounts	$4.8	$1.0	$(0.5)	$5.3
Allowance for sales returns and other	0.6	0.2	(0.2)	0.6

Total accounts receivable reserves	$5.4	$1.2	$(0.7)	$5.9

(1)	Write off of uncollectible accounts, net of recoveries

Inventories

Inventories are stated at the lower of cost or market, and include material, labor, and manufacturing overhead costs. The components of inventories were as follows (in millions):

	December 29, 2007	June 30, 2007
Raw materials and purchased parts	$66.6	$76.5
Work in process	64.5	67.8
Finished goods	54.8	51.7
Deferred cost of goods sold	10.6	8.3

Total inventories	$196.5	$204.3

During the three and six months ended December 29, 2007, the Company recorded write-downs of inventories of $4.9 million and $6.6 million, respectively. During the three and six months ended December 30, 2006, the Company recorded write-downs of inventories of $13.4 million and $21.7 million, respectively.

The Company also consumed previously written-down inventories of $3.4 million and $7.1 million during the three and six months ended December 29, 2007, respectively. During the three and six months ended December 30, 2006, the Company consumed previously written-down inventories of $4.2 million and $7.9 million, respectively. In addition, the Company has an active scrap program and typically disposes of inventory that has been written down through the use of scrap dealers or physical disposal/destruction. During the three and six months ended December 29, 2007, the Company scrapped $3.8 million and $15.5 million of fully reserved inventory, respectively. During the three and six months ended December 30, 2006, the Company scrapped $26.7 million and $28.4 million of fully reserved inventory, respectively.

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

Property, Plant and Equipment, Net

The components of property, plant and equipment, net were as follows (in millions):

	December 29, 2007	June 30, 2007
Land	$17.1	$17.0
Buildings and improvements	39.5	37.5
Machinery and equipment	287.9	277.0
Furniture, fixtures, software and office equipment	107.3	99.9
Leasehold improvements	52.2	51.1
Construction in progress	21.0	19.9

	525.0	502.4
Less: accumulated depreciation	(321.7)	(291.9)

Property, plant and equipment, net	$203.3	$210.5

At December 29, 2007, property, plant and equipment, net included $26.7 million in land and buildings related to the Santa Rosa sale and leaseback transactions accounted for under the financing method. See “Note 5. Financing Obligation” for more detail.

During the three and six months ended December 29, 2007, the Company recorded $16.2 million and $32.1 million, respectively, of depreciation expense. During the three and six months ended December 30, 2006, the Company recorded $14.4 million and $31.0 million, respectively, of depreciation expense.

During the three and six months ended December 29, 2007, the Company recorded $0.5 million and $0.1 million, respectively, of gains related to sales of property, plant and equipment, net of write-offs, primarily as a result of impairment analyses or the write-off of disposed fixed assets, excluding asset write-downs associated with restructuring activities. During the three and six months ended December 30, 2006, the Company recorded $3.0 million and $3.1 million, respectively, of reductions in the carrying value of property, plant and equipment. See “Note 9. Reduction of Other Long-Lived Assets” for more detail.

Other Current Assets

The components of other current assets were as follows (in millions):

	December 29, 2007	June 30, 2007
Prepaid assets	$14.5	$15.9
Deferred income tax	1.4	1.1
Receivables from Fabrinet	2.2	2.5
Other receivables	19.5	18.1
Other current assets	7.1	7.2

Total other current assets	$44.7	$44.8

Other Non-Current Assets

The components of other non-current assets were as follows (in millions):

	December 29, 2007	June 30, 2007
Deposits	$4.7	$4.8
Deferred financing costs	5.7	6.8
Other	13.9	10.8

Total other non-current assets	$24.3	$22.4

Other Current Liabilities

The components of other current liabilities were as follows (in millions):

	December 29, 2007	June 30, 2007
Deferred revenue	$32.6	$29.0
Acquisition holdbacks and other related liabilities	8.3	7.7
Deferred compensation plan	8.6	8.2
VAT liabilities	4.8	4.0
Accrued expenses	52.7	53.8
Other	8.9	9.6

Total other current liabilities	$115.9	$112.3

Other Non-Current Liabilities

The components of other non-current liabilities were as follows (in millions):

	December 29, 2007	June 30, 2007
Pension accrual and post employment benefits	$88.8	$82.6
Deferred taxes	11.7	19.9
Restructuring accrual	5.4	6.6
Financing obligation	31.7	—
Non-current income taxes payable	43.0	—
Asset retirement obligations	10.2	10.4
Other	17.1	14.4

Total other non-current liabilities	$207.9	$133.9

Interest and other income

The components of interest and other income were as follows (in millions):

	Three months ended		Six months ended
	December 29, 2007	December 30, 2006	December 29, 2007	December 30, 2006
Interest income	$13.5	$14.4	$28.5	$28.2
Foreign exchange gains (losses), net	0.6	2.3	1.2	3.2
Proceeds from settlement of held-to-maturity debt security	—	—	—	5.1
Gain on repurchase of zero coupon senior convertible notes	3.3	—	7.5	—
Gain on equity investments	—	—	0.2	0.1
Other income (expense), net	(1.7)	(1.4)	(2.4)	(1.5)

Total interest and other income	$15.7	$15.3	$35.0	$35.1

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

The Company has an ongoing obligation to remediate the environmental matter required by the North Coast Regional Water Quality Control Board which existed at the time of sale. Concurrent with the sale and lease back, the Company has issued an irrevocable letter of credit for $3.8 million as security for the remediation of the environmental matter that remains in effect until the issuance of a notice of no further action letter from the North Coast Regional Water Quality Control Board. In addition, the lease agreement for one building included an option to purchase at fair market value, at the end of the lease term. Due to these various forms of continuing involvement the transaction was recorded under the financing method in accordance with Statement of Financial Accounting Standards No. 98 "Accounting for Leases” (“SFAS 98”) and Statement of Financial Accounting Standards No. 66 “Accounting for Sales of Real Estate” (“SFAS 66”).

Accordingly, the value of the buildings and land will remain on the Company's books and the buildings will continue to be depreciated over their remaining useful lives. The proceeds received have been recorded as a financing obligation and a portion of the lease payments are recorded as a decrease to the financing obligation and a portion is recognized as interest expense. Imputed rental income from the buildings sold but not leased back is recorded as a reduction in the financing obligation.

The guarantee of up to $3.8 million was accounted for in accordance with FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The present value of the guarantee approximates the liability of $1.5 million which was included in Other non-current liabilities as of December 29, 2007.

As of December 29, 2007, $0.3 million was included in the Other current liabilities-accrued expenses, and $31.7 million was included in the Other non-current liabilities.

As of December 29, 2007, future minimum financing payments during the initial term of the various leases are as follows (in millions):

Fiscal Years
Remainder of 2008	$1.3
2009	2.6
2010	2.6
2011	2.7
2012	2.8
2013	2.6
Thereafter	11.4

Total	$26.0

The lease payments due under the agreement reset to fair market rental rates upon the Company’s execution of the renewal options.

Note 6. Investments

Short-term Investments

As of December 29, 2007 and June 30, 2007, the Company had total short-term investments of $752.4 million and $769.9 million, respectively, primarily consisting of 1) available-for-sale securities which are debt and marketable equity securities and 2) trading securities which represent assets of a deferred compensation plan. As of December 29, 2007, the estimated fair value of available-for-sale securities and trading securities was $743.8 million and $8.6 million, respectively.

We maintain an investment portfolio in a variety of financial instruments, including, but not limited to, U.S. government and agency bonds, corporate obligations, money market funds, asset-backed securities, and other investment-grade securities. The majority of these investments pay a fixed rate of interest. The securities in the investment portfolio are subject to market price risk due to changes in interest rates, perceived issuer creditworthiness, marketability, and other factors. We also own minority equity investments in publicly-traded companies, the values of which are subject to market price volatility. These investments are generally classified as available-for-sale and, consequently, are recorded on our Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. We did not hold any investments in auction rate securities, mortgage backed securities, collateralized demand obligations, or variable rate demand notes at December 29, 2007.

Long-term Investments

As of December 29, 2007 and June 30, 2007, the Company had total long-term investments of $12.3 million and $3.1 million, respectively, primarily consisting of non-marketable cost and equity method investments.

During the three and six months ended December 29, 2007, the Company recorded a net gain on sale of investments of $0.5 million and $0.5 million, respectively, due to the sale of certain fixed income securities for a gain of $0.4 million and Emcore common stock for a gain of $0.1 million during the second quarter of fiscal year 2008.

During the three and six months ended December 30, 2006, the Company recorded net gain on sale of investments of $28.2 million and $28.5 million, respectively, primarily due to the sale of equity investments in IPG Photonics Corporation (“IPG”) and Epion Corporation (‘Epion”) for net gains of $25.6 million and $3.2 million, respectively, during the first fiscal quarter and the remainder of the Company’s investment in MEMSCAP common stock during the second fiscal quarter, offset by a loss on sales of other long-term investments.

Note 7. Goodwill

The following table presents goodwill allocated to the reportable segments (in millions):

	December 29, 2007	June 30, 2007
Optical Communications	$201.7	$201.9
Communications Test and Measurement	462.3	447.4
Advanced Optical Technologies	28.9	28.9
All Other, Commercial Lasers	31.8	31.8

Total	$724.7	$710.0

The Company accounts for goodwill in accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Accordingly, the goodwill balance is not amortized but is evaluated for impairment annually as well as when circumstances indicate a possible impairment. The latest annual impairment assessment was performed during the fourth quarter of fiscal 2007. There were no events or circumstances during the three and six months ended December 29, 2007 that indicated a further assessment was necessary.

The goodwill balance is adjusted quarterly to record the effect of currency translation adjustments.

Note 8. Other Intangibles

The following tables present details of the Company’s other intangibles (in millions):

As of December 29, 2007:	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$442.5	$(166.5)	$276.0
Other	204.2	(98.7)	105.5

Total intangibles	$646.7	$(265.2)	$381.5

As of June 30, 2007:	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$442.6	$(143.0)	$299.6
Other	193.0	(81.1)	111.9

Total intangibles	$635.6	$(224.1)	$411.5

During the three and six months ended December 29, 2007, the Company recorded $19.4 million and $38.3 million, respectively, of amortization expense relating to other intangibles. During the three and six months ended December 30, 2006, the Company recorded $16.9 million and $33.2 million, respectively, of amortization expense relating to other intangibles.

Based on the carrying amount of other intangibles as of December 29, 2007, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
Remainder of 2008	$34.7
2009	63.8
2010	60.8
2011	58.4
2012	55.8
Thereafter	108.0

Total amortization	$381.5

The other intangibles balance is adjusted quarterly to record the effect of currency translation adjustments.

Note 9. Reduction (Recovery) of Other Long-Lived Assets

During the three and six months ended December 29, 2007, the Company recorded $0.5 million and $0.1 million, respectively, of gains related to sale of other long-lived assets, net of write-offs. During the three and six months ended December 30, 2006, the Company recorded $3.0 million and $3.1 million, respectively of losses related to the carrying value of other long lived assets.

Assets Held and Used:

During the three and six months ended December 29, 2007, the Company recorded an impairment charge of $0.4 million and $0.4 million, respectively, for certain assets related to the Company’s Santa Rosa, California facility. During the three and six months ended December 30, 2006, the Company recorded a write-off charge of $0.8 million and $0.8 million, respectively, for certain assets related to the Company’s Santa Rosa, California facility.

Assets Held for Sale:

During the three and six months ended December 29, 2007, the Company did not record any asset impairment charges. During the three and six months ended December 30, 2006, the Company recorded impairment charges of zero and $0.7 million, respectively, for certain assets related to the Company’s Rochester, Minnesota facility.

Sale of Assets:

During the three and six months ended December 29, 2007, the Company recorded a gain of $0.9 million and $0.5 million, respectively, for the sale and disposal of assets. During the three and six months ended December 30, 2006, the Company recorded a loss of $2.2 million and a loss of $1.6 million, respectively, primarily related to the transfer of assets to Fabrinet.

Note 10. Convertible Debt and Letters of Credit

The following table presents details of the Company’s long-term debt (in millions):

	December 29, 2007	June 30, 2007
1% senior convertible notes	$425.0	$425.0
Zero coupon senior convertible notes	233.0	383.0

Total convertible debt	658.0	808.0
Less: current portion	(233.0)	—

Total long-term debt	$425.0	$808.0

Based on quoted market prices, as of December 29, 2007 and June 30, 2007, the fair market value of the 1% Senior Convertible Notes was approximately $348.4 million and $347.8 million, respectively, and the fair market value of the Zero Coupon Senior Convertible Notes was approximately $222.2 million and $354.6 million, respectively. Changes in fair market value reflect both the change in the market price of the notes and the impact of the repurchase of $150.0 million aggregate principal amount of Zero Coupon Senior Convertible Notes during the first and second quarter of fiscal 2008.

The Company was in compliance with all debt covenants as of December 29, 2007.

1% Senior Convertible Notes

On June 5, 2006, the Company completed an offering of $425 million aggregate principal amount of 1% Senior Convertible Notes due 2026. Proceeds from the notes amounted to $415.9 million after issuance costs. The $9.1 million of costs incurred in connection with the issuance of the notes were capitalized and are being amortized to interest expense on a straight-line basis for seven years which approximates the charge using the effective interest method. As of December 29, 2007, the unamortized portion of the issuance costs related to the notes was $7.0 million and was included in “Other current assets” and “Other non-current assets” on the Consolidated Balance Sheets.

Zero Coupon Senior Convertible Notes

On October 31, 2003, the Company completed the sale of $475.0 million aggregate principal amount of Zero Coupon Senior Convertible Notes due in 2010. Proceeds from the notes amounted to $462.3 million after issuance costs. The Company has the right to redeem the notes beginning November 15, 2008. Holders of the notes may require the Company to repurchase the notes on November 15, 2008. As of December 29, 2007, the zero coupon convertible notes are classified as current portion of long term debt based on the Company’s expectation that they will be retired within one year.

During the second quarter of fiscal 2008, the Company repurchased $75.0 million aggregate principal amount of the Notes for $71.3 million in cash. In connection with the repurchase, the Company recognized a gain of $3.7 million, offset by an expense of $0.4 million related to the write-off of unamortized debt issuance costs. The net gain of $3.3 million was recognized in Interest and other income. After giving effect to the repurchase, the total amount of Zero Coupon Senior Convertible Notes outstanding as of December 29, 2007 was $233.0 million. The additional repurchase reduced the number of conversion shares potentially issuable in relation to the Zero Coupon Notes by approximately 1.9 million from approximately 7.8 million at September 29, 2007 to approximately 5.9 million at December 29, 2007.

During the first quarter of fiscal 2008, the Company repurchased $75.0 million aggregate principal amount of the Notes for $70.3 million in cash. In connection with the repurchase, the Company recognized a gain of $4.7 million, offset by an expense of $0.5 million related to the write-off of unamortized debt issuance costs. The net gain of $4.2 million was recognized in Interest and other income.

During fiscal 2007, the Company repurchased $92.0 million aggregate principal amount of the Notes for $85.0 million in cash. In connection with the repurchase, the Company recognized a gain of $7.0 million, offset by an expense of $0.7 million related to the write-off of unamortized debt issuance costs. The net gain of $6.3 million was recognized in Interest and other income.

The $12.7 million of costs incurred in connection with issuance of the Notes were capitalized and are being amortized to Interest expense on a straight-line basis over five years as adjusted for amounts written off in connection with note repurchases. As of December 29, 2007, the remaining unamortized issuance costs related to the outstanding notes was $1.0 million and was included in “Other current assets”.

Outstanding Letters of Credit

As of December 29, 2007, the Company had 13 standby letters of credit totalling $15.8 million.

Note 11. Restructuring

During the third quarter of fiscal 2004, the Company announced completion of the Global Realignment Program (“GRP”), which began in April 2001. That program focused on large-scale site and employee reductions. The Company continues to take advantage of opportunities to further reduce costs through targeted, customer-driven restructuring events intended to consolidate the Company and rationalize the manufacture of its products based on core competencies and cost efficiencies. Restructuring activities initiated prior to December 31, 2002 were recorded in accordance with Emerging Issues Task Force Abstracts No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF Issue 94-3”), and restructuring activities initiated after December 31, 2002 were recorded in accordance with Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) and Statement of Financial Accounting No. 112, “Employees’ Accounting for Post-employment Benefits” (“SFAS 112”). As of December 29, 2007 the Company’s total restructuring accrual was $9.6 million. During the three and six months ended December 29, 2007, the Company incurred restructuring expenses of $0.2 million and $1.3 million, respectively. During the three and six months ended December 30, 2006, the Company incurred restructuring expenses of $5.5 million and $10.7 million, respectively.

During the second quarter of fiscal 2008, the Company recorded $0.2 million in restructuring charges which included $0.1 million for severance and benefits and $0.1 million to adjust accruals on previously restructured leases. Seventeen employees were notified for termination, 14 in manufacturing, and 3 in selling, general and administrative functions. Of these notified employees, 16 were located in North America and 1 was located in Asia. As of December 29, 2007, 15 of these employees have been terminated. Payments related to severance and benefits are expected to be paid off by the third quarter of fiscal 2008.

During the first quarter of fiscal 2008, the Company recorded $1.1 million in restructuring charges which included $1.1 million for severance and benefits, $0.2 million for manufacturing transfer cost, and $(0.2) million to adjust accruals on previously restructured leases. Forty one employees were notified for termination, 27 in manufacturing, 4 in research and development and 10 in selling, general and administrative functions. Of these notified employees, 18 were located in North America and 23 were located in Asia. As of December 29, 2007, all of these employees have been terminated.

During the fourth quarter of fiscal 2007, the Company recorded $4.1 million in restructuring charges which included $3.6 million for severance and benefits, $0.2 million for manufacturing transfer cost, and $0.3 million to adjust accruals on previously restructured leases. One hundred and eighty nine employees were notified for termination, 158 in manufacturing, 21 in research and development and 10 in selling, general and administrative functions. Of these notified employees, 185 were located in North America and 4 were located in Asia. As of December 29, 2007, 124 of these employees have been terminated. Payments related to severance and benefits are expected to be paid off by the second quarter of fiscal 2009.

During the third quarter of fiscal 2007, the Company recorded $(0.1) million in restructuring charges which included $0.5 million for severance and benefits, $0.5 million for manufacturing transfer cost, $(1.0) million for early lease termination buyouts and $(0.1) million to adjust accruals on previously restructured leases. Thirty one employees were notified for termination, 23 in manufacturing, 6 in research and development and 2 in selling, general and administrative functions. All of these 31 notified employees were located in North America. As of December 29, 2007, all of these employee had been terminated.

During the second quarter of fiscal 2007, the Company recorded $5.5 million in restructuring charges which included $0.8 million for severance and benefits and $4.7 million for manufacturing transfer cost. Eleven employee were notified for termination, 10 in research and development and 1 in selling, general and administrative functions. All of these 11 notified employees were located in North America. As of December 29, 2007, all of these employees had been terminated. Payments related to lease costs are expected to be paid by the first quarter of fiscal 2014.

During the first quarter of fiscal 2007, the Company recorded $5.2 million in restructuring charges which included $0.7 million in expense for severance and benefits, $5.8 million for manufacturing transfer cost and $(1.3) million adjustment to reflect modified lease term on restructured facility. Ten employees were notified for termination, 1 in manufacturing, 4 in research and development and 5 in selling, general and administrative functions. All of these 10 notified employees were located in North America. As of December 29, 2007, all of these employees have been terminated.

During the second quarter of fiscal 2006, the Company recorded $14.9 million in restructuring charges which included $12.8 million in expense for severance and benefits and $2.1 million to adjust accruals on restructured leases. Eight hundred twenty nine employees were notified for termination, 709 in manufacturing, 78 in research and development and 42 in selling, general and administrative functions. Eight hundred twenty four terminated employees were located in North America and 5 in Europe. As of December 29, 2007, 813 of these employees had been terminated. Severance and benefits are scheduled to be paid through the first quarter of fiscal 2009.

The following table summarizes the Company’s restructuring activities (in millions):

	Workforce Reduction	Facilities and Equipment	Lease Costs	Total
Accrual balance as of June 30, 2007	$4.4	$—	$9.1	$13.5
Restructuring charges	1.1	0.2	(0.2)	1.1
Cash payments	(2.8)	(0.2)	(0.3)	(3.3)
Amount charged to goodwill	0.3	—	—	0.3

Accrual balance as of September 29, 2007	3.0	—	8.6	11.6
Restructuring charges	0.1	—	0.1	0.2
Cash payments	(1.5)	—	(0.7)	(2.2)

Accrual balance as of December 29, 2007	$1.6	$—	$8.0	$9.6

The current and non-current portions of the total restructuring accrual are as follows (in millions):

	December 29, 2007	June 30, 2007
Current	$4.2	$6.9
Non-current	5.4	6.6

Total	$9.6	$13.5

The non-current portion of the restructuring accrual is included as a component of “Other non-current liabilities” in the Company’s Consolidated Balance Sheet. In addition, restructuring expenses are not allocated to the reporting segments level.

Note 12. Income Tax

On July 13, 2006, the FASB issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with FASB Statement 109, "Accounting for Income Taxes," and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return.

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

On July 1, 2007, the Company adopted the provisions of FIN 48. As of July 1, 2007, the Company had $76.4 million of liabilities for unrecognized tax benefits. The adoption resulted in a reclassification of certain tax liabilities in the amount of $40.6 million from current to non-current and no significant cumulative impact to retained earnings. The liabilities for unrecognized tax benefits relate primarily to the allocations of revenue and costs among the Company’s global operations. In addition, utilization of the Company’s tax net operating losses may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state and foreign provisions. As a result, loss carryforward limitations may result in the expiration or reduced utilization of a portion of the Company’s net operating losses.

Included in the balance of unrecognized tax benefits at July 1, 2007 are $2.9 million of tax benefits that, if recognized, would impact the effective tax rate. Also included in the balance of unrecognized tax benefits at July 1, 2007 are $9.6 million of tax benefits that, if recognized prior to July 1, 2009, would result in a decrease to goodwill recorded in purchase business combinations, and $63.9 million of tax benefits that, if recognized, would result in adjustments to the valuation allowance. The impact on net income reflects the liabilities for unrecognized tax benefits net of certain deferred tax assets and the federal tax benefit of state income tax items. One or more of the unrecognized tax benefits could be subject to a valuation allowance if and when recognized in a future period, which could impact the timing of any related effective tax rate benefit. Based on currently available information, the Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

Upon adoption of FIN 48, the Company’s policy to recognize accrued interest and penalties related to unrecognized tax benefits within the income tax provision did not change. The Company had $34.5 million for the payment of interest and penalties accrued at July 1, 2007. During the six months ended December 29, 2007, we accrued additional interest and penalties of $1.1 million.

The Company and its subsidiaries are subject to income tax in the U.S. as well as numerous state and foreign jurisdictions. The Company’s federal and state income tax returns for fiscal year 2003 through fiscal year 2007 remain open to examination. In addition, the Company files tax returns in multiple foreign taxing jurisdictions with open tax years ranging from fiscal year 2000 to 2007.

The Company recorded an income tax expense of $5.5 million and $8.0 million for the three and six months ended December 29, 2007, respectively. The Company recorded an income tax expense of $3.7 million and $2.6 million for the three and six months ended December 30, 2006, respectively.

The income tax expense recorded for the three and six months ended December 29, 2007, primarily relates to income tax in certain foreign and state jurisdictions based on the Company’s forecasted pre-tax income for the year.

The income tax expense recorded for the three and six months ended December 30, 2006 primarily relates to the income tax in certain foreign and state jurisdictions based on the Company’s forecasted pre-tax income for the year.

The income tax expense recorded differs from the expected tax expense that would be calculated by applying the federal statutory rate to the Company’s loss before income taxes primarily due to the increases in valuation allowance for deferred tax assets attributable to the Company’s domestic and foreign losses from continuing operations.

The Company has recorded deferred tax assets only to the extent that the Company believes it is more likely than not that these deferred tax assets will be realized. The Company has provided a full valuation allowance on the remainder of its deferred tax assets since the Company believes it is more likely than not that these deferred tax assets will not be realized. The Company intends to maintain the valuation allowance until sufficient positive evidence exists to support reversal of some or all of the allowance. In addition, the occurrence of negative evidence with respect to deferred tax assets which currently have no valuation allowance could result in an increase in the valuation allowance in a future period. The Company’s income tax expense (benefit) recorded in the future will be reduced or increased in the event changes to the valuation allowance are required.

Note 13. Stock-Based Compensation

Overview

The Company provides stock option plans, employee purchase plans and Full Value Awards to its employees and directors. As of December 29, 2007, the Company had 21.0 million shares of stock options and Full Value Awards issued and outstanding mainly under the Company’s 2005 Acquisition Equity Incentive Plan (the “2005 Plan”) and Amended and Restated 2003 Equity Incentive Plan (the “2003 Plan”).

On November 14, 2006, the Company’s stockholders approved an amendment and restatement of the 2003 Plan, under which (1) 12,500,000 shares of Common Stock were added to the pool of shares reserved for issuance under the 2003 Plan and (2) all future grants of “Full Value Awards” (as defined below) will reduce the share reserve by one and one-half shares for each share subject to such Awards. Also, during the second quarter of fiscal 2007, the 1996 Non-qualified Stock Option Plan (“1996 Plan”) expired and there were no outstanding options from the 1996 Plan. As of December 29, 2007, 12.4 million shares of common stock, primarily under the 2003 Equity Incentive Plan, were available for grant.

Effective the first day of fiscal 2006, the Company recorded stock-based compensation cost totaling the amount that would have been recognized had the fair value method been applied since the effective date of Financial Accounting Standard No. 123, “Share-Based Payment (Revised 2004)” (“SFAS 123(R)”). Results for prior periods were not restated.

As required by SFAS 123(R), management has made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. The impact on the Company’s results of operations of recording stock-based compensation by function for the three and six month period ended December 29, 2007 and December 30, 2006 was as follows (in millions):

	Three Months Ended		Six Months Ended
	December 29, 2007	December 30, 2006	December 29, 2007	December 30, 2006
Cost of sales	$1.3	$1.3	$2.5	$2.1
Research and development	2.4	2.0	4.9	3.6
Selling, general and administrative	10.8	5.4	18.1	9.6

	$14.5	$8.7	$25.5	$15.3

Approximately $1.2 million of stock-based compensation was capitalized as inventory at December 29, 2007.

Stock Options

The exercise price for stock options is equal to the fair value of the underlying stock at the date of grant. Options generally become exercisable over a four-year period and, if not exercised, expire from five to ten years after the date of grant.

The following is a summary of options activities (in millions, except per share amounts):

	Options Outstanding
	Number Of Shares	Weighted-Average Exercise Price
Balance as of June 30, 2007	19.6	$73.65
Granted	0.1	15.29
Forfeited	(0.3)	18.17
Exercised	(0.2)	12.46
Canceled	(2.1)	148.76

Balance as of September 29, 2007	17.1	65.52
Granted	—	—
Forfeited	(0.4)	17.99
Exercised	(0.1)	12.41
Canceled	(0.5)	109.30

Balance as of December 29, 2007	16.1	65.75

As of December 29, 2007, $35.7 million of unrecognized stock-based compensation cost related to stock options remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 2.4 years.

Employee Stock Purchase Plan (“ESPP”)

The JDS Uniphase Corporation 1998 Employee Stock Purchase Plan, as amended (the “1998 Purchase Plan”), provides eligible employees with the opportunity to acquire an ownership interest in the Company through periodic payroll deductions at a 5% discount and with a six month look-back period. Of the 50.0 million shares authorized to be issued under the 1998 Purchase Plan, 2.0 million shares remained available for issuance as of December 29, 2007.

The expense related to the Company’s employee stock purchase plan is amortized on a straight-line basis over the relevant subscription period.

As of December 29, 2007, $0.1 million of unrecognized stock-based compensation cost related to ESPP remains to be amortized. That cost is expected to be recognized through the third quarter of fiscal 2008.

Full Value Awards

“Full Value Awards” are Restricted Stock, Restricted Stock Units, Deferred Stock Units, Performance Units, and Performance Shares that are granted with a per share or unit purchase price below 100% of Fair Market Value on the date of grant. They are exercised immediately upon vesting. Prior to the fourth quarter of fiscal 2007, they were granted to a limited number of employees. Beginning in the fourth quarter of fiscal 2007, it is the Company’s intent is to use Full Value Awards as the Company’s predominant equity compensation vehicle. These Full Value Awards are performance based, time based, or a combination of performance and time based and are expected to vest over one to four years. The fair value of the Full Value Awards is based on the closing market price of the Company’s common stock on the date of award.

As of December 29, 2007, $47.3 million of unrecognized stock-based compensation cost related to Full Value Awards remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 2.4 years.

A summary of the status of the Company’s nonvested Full Value Awards as of December 29, 2007 and changes during the same period is presented below (amounts in millions, except per share amounts):

	Full Value Awards
	Number of shares	Weighted- average grant- dated fair value
Nonvested at June 30, 2007	4.4	$14.53
Awards granted	0.2	13.64
Awards vested	—	—
Awards forfeited	(0.2)	18.41

Nonvested at September 29, 2007	4.4	14.27
Awards granted	0.9	14.59
Awards vested	(0.2)	16.03
Awards forfeited	(0.2)	15.06

Nonvested at December 29, 2007	4.9	14.23

Full Value Awards are converted into shares upon vesting. Shares equivalent in value to the minimum withholding taxes liability on the vested shares are withheld by the Company for the payment. The shares retained by the Company are treated as treasury shares and are presented on the face of the Consolidated Balance Sheet.

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

The following table presents the components of the net periodic cost for the pension and benefits plans (in millions):

	Three Months Ended		Six Months Ended
Pension Benefits	December 29, 2007	December 30, 2006	December 29, 2007	December 30, 2006
Service cost	$—	$—	$—	$—
Interest cost	1.6	1.3	3.1	2.6
Expected return on plan assets	(0.4)	(0.3)	(0.8)	(0.6)

Net periodic benefit cost	$1.2	$1.0	$2.3	$2.0

	Three Months Ended		Six Months Ended
Other Postretirement Benefits Plan	December 29, 2007	December 30, 2006	December 29, 2007	December 30, 2006
Service cost	$—	$—	$—	$—
Interest cost	—	0.1	—	0.2
Expected return on plan assets	—	—	—	—

Net periodic benefit cost	$—	$0.1	$—	$0.2

Underlying both the calculation of the PBO and net periodic cost are actuarial valuations. These valuations use participant-specific information such as salary, age, years of service, and assumptions about interest rates, compensation increases and other factors. At a minimum, the Company evaluates its assumptions annually and makes changes as necessary.

The Company expects to incur cash outlays of approximately $6.6 million related to its defined benefit pension plans during fiscal 2008 to make current benefit payments and fund future obligations. As of December 29, 2007, approximately $2.6 million had been incurred. These payments have been estimated based on the same assumptions used to measure the Company’s PBO at June 30, 2007.

Note 15. Related Party Transactions

BaySpec, Inc. (“BaySpec”)

As of December 29, 2007 and June 30, 2007, the Company owns approximately 9.9% of BaySpec, a privately held OEM fiber-optics company. The investment is accounted for under the equity method. During the fourth quarter of fiscal 2006, the Company recorded a $1.3 million impairment to reduce the carrying value to zero. BaySpec is both a customer and a supplier of the Company.

Emcore Corporation (“Emcore”)

As of June 30, 2007, the Company held an investment in Emcore, a publicly traded semiconductor company, valued at $0.2 million, respectively. Emcore was also a customer of the Company. During the second quarter of fiscal 2008, the Company sold the investment in Emcore for a gain of $0.1 million.

Fabrinet Co. (“Fabrinet”)

During fiscal 2007, Fabrinet, a privately held contract manufacturing company in which the Company has a long-term investment, was both a customer and supplier. The purchases and sales of items between the Company and Fabrinet have been evaluated for accounting under Emerging Issues Task Force Abstract No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products” (“EITF 01-09”). Based on this evaluation the Company determined that there is an identifiable benefit that was sufficiently separable from the customer’s purchase of the Company’s products and the fair value of that benefit was reasonably estimable in relation to sales to other third parties. As of December 29, 2007 and June 30, 2007, the carrying value of the Company’s investment in Fabrinet was $2.0 million.

The Fuzhou, China legal entities and certain assets of the Ewing and Mountain Lakes, New Jersey facilities were sold to Fabrinet in May 2005. The Company received a note of $10.7 million payable in quarterly installments over four years from Fabrinet and a receivable of $19.0 million for the inventory at Ewing and Mountain Lakes, New Jersey payable in quarterly installments over one year. At December 29, 2007, the related balance receivable from Fabrinet was $2.8 million for the note and zero for the inventory.

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

As of December 29, 2007, Fabrinet also owed the Company approximately $3.7 million representing trade accounts receivable relating to product sales.

Harmonic Inc. (“Harmonic”)

As of December 29, 2007, the Chairman of JDSU’s Audit Committee was also a member of the Board of Directors of Harmonic, a publicly held company which designs, manufactures and sells systems and software that enable network operators to provide a range of interactive and advanced digital services. Harmonic is a customer of the Company.

KLA-Tencor Corporation (“KLA-Tencor”)

As of December 29, 2007 and June 30, 2007, the Chief Executive Officer of JDSU was also a member of the Board of Directors of KLA-Tencor, a publicly held company which provides process control and yield management solutions for the semiconductor manufacturing. KLA-Tencor is a customer of the Company.

Micralyne, Inc. (“Micralyne”)

Micralyne Inc., a privately held manufacturer of microfabricated and MEMS (Micro-Electro-Mechanical-Systems) based products in which the Company has a long-term investment, is a supplier of the Company. As of December 29, 2007 and June 30, 2007, the carrying value of the Company’s investment in Micralyne was $0.5 million. During the first quarter of fiscal 2007, the Company signed two loan agreements with Micralyne to provide an equipment loan of up to $1.4 million and a working capital line up to $1.6 million. As of December 29, 2007, the balances of these loans are zero and $0.4 million, respectively.

Santur Corporation (“Santur”)

As of December 29, 2007 and June 30, 2007, the Company held an investment in Santur, a privately held manufacturer of optical components, of which the fair value was written down to zero in the third quarter of fiscal 2006. Santur is both a customer and supplier of the Company.

Transactions and balances with the Company’s related parties were as follows (in millions):

	Three months Ended		Six months Ended
	December 29, 2007	December 30, 2006	December 29, 2007	December 30, 2006		December 29, 2007	June 30, 2007
Sales:					Receivables:
BaySpec	$—	$—	$—	$—	BaySpec	$—	$—
Emcore	—	—	—	—	Emcore	0.7	0.7
Fabrinet	4.5	4.3	8.5	9.9	Fabrinet	6.6	8.9
Harmonic	0.3	0.3	0.6	0.6	Harmonic	0.1	0.1
KLA-Tencor	1.4	1.9	2.9	3.9	KLA-Tencor	0.7	0.8
Micralyne	—	—	—	—	Micralyne	—	—
Santur	—	—	—	—	Santur	—	—

	$6.2	$6.5	$12.0	$14.4		$8.1	$10.5

Purchases:					Payables:
BaySpec	$—	$0.8	$—	$2.4	BaySpec	$—	$—
Emcore	—	—	—	—	Emcore	—	—
Fabrinet	22.6	46.6	46.5	87.7	Fabrinet	8.8	9.3
Harmonic	—	—	—	—	Harmonic	—	—
KLA-Tencor	—	—	—	—	KLA-Tencor	—	—
Micralyne	0.7	0.3	0.9	0.3	Micralyne	0.2	—
Santur	—	0.9	—	1.6	Santur	—	—

	$23.3	$48.6	$47.4	$92.0		$9.0	$9.3

Note 16. Commitments and Contingencies

Nortel Security Litigation

In February 2001, the Company received approximately 65.7 million shares of Nortel Networks Corporation (“Nortel”) common stock in connection with the sale of its Zurich, Switzerland subsidiary to Nortel. Beginning in February 2001 Nortel has been involved with two class action lawsuits on behalf of persons who purchased Common Shares or call options on Common Shares or wrote (sold) put options on Common Shares during the period from October 24, 2000 through February 15, 2001 (“Nortel I Action”) in which the Company was an eligible class member, and on behalf of persons who purchased Common Shares or call options on Common Shares or wrote (sold) put options on Common Shares during the period from April 24, 2003 through April 27, 2004 (“Nortel II Action”). The Company began selling its Nortel common stock in 2001 and had sold all of its holdings by July 2005.

In December 2007, the Company was notified by the claims administrator that its Proof of Claim and Release submitted in relation to the case had been accepted. As a participant in this settlement, the Company expects to receive an unspecified amount of cash and an unspecified number of shares of Nortel common stock. The distribution of cash and shares to participants in the settlement is subject to final court approval by the U.S. District Court for the Southern District of New York, the Ontario Superior Court, the Quebec Superior Court and the British Columbia Supreme Court. As such no gain has been recognized in the financial statements as of December 29, 2007. The Company expects to record a gain related to its share of the settlement when the above courts approve the settlement. As of the date of this filing the Company is not able to provide a reliable estimate of this gain.

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

Note 17. Operating Segments and Geographic Information

The Company evaluates its reportable segments in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) and the FASB’s Emerging Issues Task Force Abstracts No. 04-10, “Determining Whether to Aggregate Segments That Do Not Meet the Quantitative Thresholds” (“EITF No. 04-10”). The Company’s Chief Executive Officer, Kevin J. Kennedy, is the Company’s Chief Operating Decision Maker (“CODM”) pursuant to SFAS 131. The CODM allocates resources to the segments based on their business prospects, competitive factors, net revenue and operating results. During the second quarter of fiscal 2008, the Company moved the Network System product line from the Optical Communications Business Segment to the Communication Test and Measurement Business Segment and revised prior periods for comparability.

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

Information on reportable segments is as follows (in millions):

	Three Months Ended		Six Months Ended
	December 29, 2007	December 30, 2006	December 29, 2007	December 30, 2006
Net revenue:
Optical Communications	$129.7	$128.4	$245.7	$262.7
Communications Test and Measurement	197.5	172.5	370.8	293.0
Advanced Optical Technologies	49.8	40.4	97.8	79.7
All Other, Commerical Lasers	22.2	25.1	42.1	49.2
Deferred revenue related to purchase accounting adjustment	—	(0.1)	(0.5)	(0.2)

Net revenue	$399.2	$366.3	$755.9	$684.4

Operating income (loss):
Optical Communications	$9.9	$(2.1)	$6.6	$(1.1)
Communications Test and Measurement	48.5	37.8	75.2	45.8
Advanced Optical Technologies	20.1	12.7	38.4	23.7
All Other, Commerical Lasers	(0.3)	2.2	(2.8)	3.9
Corporate	(32.6)	(31.1)	(64.0)	(59.8)

Total segment operating income	45.6	19.5	53.4	12.5
Unallocated amounts:
Stock based compensation	(14.5)	(8.7)	(25.5)	(15.3)
Acquisition-related charges and amortization of intangibles	(19.4)	(17.0)	(38.8)	(34.1)
Reduction of intangibles and other long-lived assets	0.5	(3.0)	0.1	(3.1)
Restructuring charges	(0.2)	(5.5)	(1.3)	(10.7)
Other realignment charges	0.8	(0.8)	3.4	(1.5)
Interest and other income	15.7	15.3	35.0	35.1
Interest expense	(2.3)	(1.1)	(4.5)	(3.0)
Gain on sale of investments	0.5	28.2	0.5	28.5

Income before income taxes	$26.7	$26.9	$22.3	$8.4

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of December 29, 2007 and June 30, 2007.

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

The following table presents the changes in the Company’s warranty reserve (in millions):

	Three Months Ended		Six Months Ended
	December 29, 2007	December 30, 2006	December 29, 2007	December 30, 2006
Balance as of beginning of period	$9.6	$10.1	$10.3	$11.5
Provision for warranty	2.1	1.2	4.4	2.9
Utilization of reserve	(0.2)	(0.7)	(0.4)	(1.0)
Adjustments related to acquisition	(2.2)	(1.0)	(5.0)	(3.8)

Balance as of end of period	$9.3	$9.6	$9.3	$9.6

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

A jury trial began on October 23, 2007. At trial, plaintiffs sought more than $20 billion in alleged damages. On November 27, 2007, the jury returned a unanimous verdict in favor of Defendants. The deadline for Plaintiffs to appeal will begin to run once the Court enters judgment. An unfavorable outcome on appeal, if any, could result in a new trial seeking damages that exceed the Company’s assets.

A related securities case, Zelman v. JDS Uniphase Corp., No. C-02-4656 CW (N.D. Cal.), is purportedly brought on behalf of a class of purchasers of debt securities that were allegedly linked to the price of JDSU’s common stock. The Zelman complaint alleges that the debt securities were issued by an investment bank during the period from March 6, 2001 through July 26, 2001. The complaint names the Company and several of its former officers and directors as Defendants, alleges violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5, and seeks unspecified damages. On August 26, 2005, Defendants answered the complaint. On November 16, 2005, the Court granted Plaintiffs’ motion for class certification, which Defendants had not opposed. Fact discovery in the Zelman action is substantially complete. A case management conference is scheduled for February 19, 2008. No trial date has been set.

On January 29, 2007, another securities action was filed in the Northern District of California against the Company, Dr. Straus, and Messrs. Muller, Abbe, and Kalkhoven. That action, Central States Southeast and Southwest Areas Pension Fund v. JDS Uniphase Corp., No. 07-0584 CW, is based on allegations similar to those made in In re JDS Uniphase Corporation Securities Litigation and asserts claims under Sections 10(b), 14(a), and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933. The Central States complaint seeks unspecified damages on behalf of a pension fund that purportedly purchased Company securities between October 28, 1999, and July 26, 2001, and elected to opt-out of participation in In re JDS Uniphase Corporation Securities Litigation. On February 14, 2007, the Central States action was deemed related to In re JDS Uniphase Corporation Securities Litigation and was assigned to Judge Claudia Wilken. A case management conference in the Central States action is scheduled for February 19, 2008, and trial is set to begin on May 11, 2009.

The Derivative Actions:

Derivative actions purporting to be brought on the Company’s behalf have been filed in state and federal courts against several of the Company’s current and former officers and directors based on the same events alleged in the securities litigation. The complaint in Corwin v. Kaplan, No. C-02-2020 CW (N.D. Cal.), asserts state law claims for breach of fiduciary duty, misappropriation of confidential information, waste of corporate assets, indemnification, and insider trading. The complaint seeks unspecified damages. In January 2005, the Court stayed the action pending resolution of In re JDS Uniphase Corporation Securities Litigation. A case management conference is scheduled for February 19, 2008.

In the California state derivative action, In re JDS Uniphase Corporation Derivative Litigation, Master File No. CV806911 (Santa Clara Super. Ct.), the complaint asserts claims for breach of fiduciary duty, waste of corporate assets, abuse of control, gross mismanagement, unjust enrichment, and constructive fraud purportedly on behalf of the Company and certain of its current and former officers and directors. The complaint also asserts claims for violation of California Corporations Code Sections 25402 and 25502.5 against defendants who sold the Company’s stock and asserts claims for breach of contract, professional negligence, and negligent misrepresentation against the Company’s former auditor, Ernst & Young LLP. The complaint seeks unspecified damages. Following the verdict for Defendants in In re JDS Uniphase Corporation Securities Litigation, the Court in the California derivative action vacated all deadlines in that suit. A case management conference is scheduled for March 14, 2008. A case management conference also is set for the same date in the shareholder inspection demand action.

No activity has occurred in Cromas v. Straus, Civil Action No. 19580 (Del. Ch. Ct.), the Delaware derivative action, since our quarterly filing as of March 31, 2007.

The OCLI and SDL Shareholder Actions:

Plaintiffs purporting to represent the former shareholders of OCLI and SDL have filed suit against the former directors of those companies, asserting that they breached their fiduciary duties in connection with the events alleged in the securities litigation against the Company. Plaintiffs in the OCLI action, Pang v. Dwight, No. 02-231989 (Sonoma Super. Ct.), purport to represent a class of former shareholders of OCLI who exchanged their OCLI shares for JDSU shares when JDSU acquired OCLI. The complaint names the former directors of OCLI as Defendants, asserts causes of action for breach of fiduciary duty and breach of the duty of candor, and seeks unspecified damages. On March 4, 2007, the parties signed a memorandum of understanding regarding a settlement of the OCLI action. The Court has approved the settlement preliminarily and scheduled a hearing on final approval for February 20, 2008. The Plaintiffs in the SDL action, Cook v. Scifres, Master File No. CV814824 (Santa Clara Super. Ct.), purport to represent a class of former shareholders of SDL who exchanged their SDL shares for JDSU shares when the Company acquired SDL. Plaintiffs filed an amended complaint on November 20, 2006. The complaint names the former directors of SDL as Defendants, asserts causes of action for breach of fiduciary duty and breach of the duty of disclosure, and seeks unspecified damages. On March 6, 2007, the Court overruled Defendants’ demurrer to that complaint. A case management conference is scheduled for February 29, 2008. Limited discovery in the SDL action has occurred and no trial date has been set in that action.

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

Plaintiffs filed a second amended complaint on June 30, 2006. Defendants answered the complaint on July 6, 2006, and JDSU asserted counterclaims for breach of contract. The Court dismissed those counterclaims on September 11, 2006. On December 15,

2006, defendants moved for summary judgment on the ground that the named plaintiffs lacked standing. On the same day, plaintiffs moved for class certification. On April 24, 2007, the Court denied defendants’ motion for summary judgment as to plaintiff Douglas Pettit, deferred ruling on the motion for summary judgment as to plaintiff Eric Carey, and deferred ruling on plaintiffs’ motion for class certification. Both sides have taken discovery. Following the verdict for defendants in In re JDS Uniphase Corporation Securities Litigation, the court in the ERISA action vacated all existing deadlines, set a schedule for briefing a summary judgment motion based on collateral estoppel issues, and stayed discovery pending resolution of that motion. The opening brief for that motion is due three weeks after entry of judgment in In re JDS Uniphase Corporation Securities Litigation.

The Company believes that the factual allegations and circumstances underlying these securities actions, derivative actions, the OCLI and SDL class actions, and the ERISA class actions are without merit. The expense of defending these lawsuits has been costly, will continue to be costly, and could be quite significant and may not be covered by our insurance policies. The defense of these lawsuits could also result in continued diversion of our management’s time and attention away from business operations which could prove to be time consuming and disruptive to normal business operations. An unfavorable outcome of this litigation (such as, for example an adverse decision on appeal in the In re JDS Uniphase Corporation Securities Litigation) could lead to a material adverse effect on the Company’s financial position, liquidity or results of operations, credit ratings, and ability to access capital markets and comply with existing debt obligations.

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

Note 20. Subsequent Events

On January 7, 2008, the Company purchased the tangible assets of the fiber optics division of Westover Scientific Inc. (“Westover”) and agreed to acquire the tangible assets of Westover’s related party contract manufacturer Fuzhou Chenpo Optical Instrument Co. Ltd. (“Chenpo”) for a total of $50 million in cash. The acquisition of Chenpo is expected to be completed in the second half of fiscal year 2008. Westover is a leading provider of fiber optic inspection and cleaning solutions which complements the Company’s existing fiber field and lab and production test portfolio and will be included in JDSU’s Communications Test and Measurement segment.

During January 2008, the Company repurchased an additional $75.0 million aggregate principal amount of the Zero Coupon Senior Convertible Notes for $72.2 million in cash. This additional repurchase reduced the total amount of Zero Coupon Notes outstanding to $158.0 million and reduced the number of conversion shares potentially issuable in relation to the Zero Coupon Notes by approximately 1.9 million shares to approximately 4.0 million shares. In connection with the repurchase, the Company will recognize a gain of approximately $2.5 million, net of the write-off of debt issuance costs, in the third quarter of fiscal year 2008.

Note 21. Pending Business Combination

On December 11, 2007, the Company signed a definitive agreement to acquire American Bank Note Holographics, Inc. (“ABNH”), a public company. The Company filed an S-4 with the SEC on December 21, 2007 in relation to this business combination at which time the preliminary purchase price was determined to be approximately $129.3 million including $19.5 million in cash and the reminder in stock. The transaction is subject to ABNH shareholders’ approval and is expected to close in the quarter ending March 31, 2008. ABNH is a market leader in the origination, production and marketing of holograms for security applications and the leading supplier of optical security devices for the transaction card market and will be included in JDSU’s Advanced Optical Technologies segment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q which are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. A forward-looking statement may contain words such as “anticipates that,” “believes,” “can impact,” “continue to,” “estimates,” “expects to,” “intends,” “may,” “plans,” “potential,” “projects,” “to be,” “will be,” “will continue to be,” “continuing,” “ongoing,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements regarding: our belief that adjustments related to cost of sales, operating expense, interest expense, other income and certain balance sheet adjustments are not material to previously reported financial statements; our belief that the release of contingent cash consideration related to our acquisitions in fiscal 2007 may increase the recorded value of goodwill; our expectation that there will not be a significant change to the total amount of unrecognized tax benefits in the next twelve months; our expectation that payments related to lease costs will be paid through fiscal 2014; our expectation that payments related to severance and benefits will be paid off in fiscal 2008 and 2009; our belief that deferred tax assets will not be realized;; our expectation to amortize $35.7 million of unrecognized estimated stock based compensation expense related to stock option activity over a period of 2.4 years; our expectation to amortize $0.1 million of stock based compensation cost related to our ESPP in the third quarter of fiscal 2008; our expectation that the Full Value Awards will vest over one to four years except with respect to performance conditions; our expectation to amortize $47.3 million of unrecognized stock based compensation expense related to Full Value Awards over an estimated amortization period of 2.4 years; our expectation to contribute $1.3 million to the Company’s pension plans in fiscal 2008; our expectation to incur cash outlays of approximately $6.6 million related to our defined benefit pension plan; our expectation to receive an unspecified amount of cash and unspecified amount of shares of Nortel common stock related to the Nortel I Securities Litigation; our belief that the ultimate outcome of the Dutch and Texas tax audits will not have a material adverse effect on our financial position, cash flows or overall trends in results in operations; our expectation that the Company’s potential tax liability related to a Dutch wage tax audit and a Texas franchise tax audit will be from zero to $46.2 million, plus interest and penalties; management’s belief that the factual allegations and circumstances underlying the securities actions, derivative actions, the OCLI and SDL class actions and the ERISA class action are without merit; management’s belief that resolving the claims against the Company, individually or in the aggregate, will not have a material adverse impact on its financial position, results of operations or statement of cash flow; our expectation that the acquisition of Westover’s related party contract manufacturer will be completed in the second half of fiscal year 2008; our expectation that the shareholders’ will approve the acquisition of ABNH and that the acquisition will close in the quarter ending March 31, 2008; our expectation that we will continue to encounter a number of industry and market structural risks and uncertainties that will limit our business climate and market visibility; our expectation that the current trend of consolidation in the communications industry will continue; our expectation that risks related to manufacturing transitions of our North American assembly manufacturing program will diminish over the next several quarters; our expectation that the introduction of new products will continue to incur higher start-up costs and increased yield and product quality risk among other issues; our belief that investment in research and development (“R&D”) is critical to attaining our strategic objectives; our continued efforts to reduce total operating spending; our intention to continue to address our selling, general and administrative (“SG&A”) expenses and reduce these expenses as and when opportunities arise; our expectations regarding future SG&A expenses; our expectation that none of the non-core SG&A expenses will have a material adverse impact on our financial condition; our plan to continue to take advantage of opportunities to further reduce costs through targeted, customer-driven restructuring events; our belief that the Company has strengthened its business model by expanding our addressable market, customer base, and expertise, diversifying our product portfolio and fortifying our core businesses through acquisitions as well as through organic initiatives; our expectation that restructuring estimates related to sublease income or lease settlements are subject to change; our plan to leverage our global direct sales organization and other distribution channels to increase Casabyte’s penetration into international markets; our assumptions related to pension and postretirement benefits; our estimate that our projected benefit obligations ranges between $4.9 million and $5.9 million per year; our belief that our assumptions related to discount rate movements in connection with calculating benefit costs is conservative; our estimates related to post-acquisition investment in research and development and the projected completion date of post-acquisition research and development; our belief that our existing cash balances and investments will be sufficient to meet our liquidity and capital spending requirements at least through the next 12 months; and our expectation that gains and losses on derivatives will be offset by re-measurement gains and losses on the foreign currency dominated assets and liabilities.

Management cautions that forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in such forward-looking statements. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, including, without limitation, the following: incorrect assumptions about the affect of adjustments in cost of sales, operating expense, interest expense, other income and certain balance sheet adjustments to previously reported financial statements; inaccurate estimates related to payments of severance and benefits to terminated employees; inability to predict whether the Company will be obligated to pay contingent cash consideration related to the Company’s acquisitions in fiscal 2007; inaccurate estimates related to lease costs to be paid in the first fiscal quarter of 2014; inability to accurately predict the extent to which deferred tax assets and benefits will be realized; difficulty in estimating the amortization period of stock based compensation expense of stock option activity and our ESPP; difficulty in predicting the amortization period of Full Value Awards and the vesting period of the Full Value Awards; inability to accurately predict the amount of money the Company must contribute to its pension plans as legally mandated; inability to accurately predict cash outlays related to defined benefit pension plan; inability to accurately predict the closing dates of the Company’s acquisitions; inaccurate assessment of our tax liability as a result of acquisitions and tax audits; inherent uncertainty surrounding the litigation process and the fact that litigation could result in substantial cost and diversion of our management’s attention; inability to accurately predict pricing pressures, changes to our customer base, the strength of our competition in Asia, product mix variability, seasonal buying patterns and excess device manufacturing capacity; inaccurate estimates related to necessary adjustments due to tax examinations; delays in introducing new product programs; unexpected interruptions in manufacturing new products; inability to accurately predict market acceptance of new products; lack of resources set aside for investment in R&D; unanticipated SG&A expenses and inaccuracies as to the impact of SG&A expenses on the Company’s financial condition; failure to reduce manufacturing costs through restructuring efforts; inherent difficulties in predicting lease settlements and income from subleases; inability to successfully implement strategic opportunities and expand our customer base, expertise and diversify our product portfolio; unanticipated complications with our acquisitions that weaken our core business; inability to grow through organic initiatives; unrealized customer and market penetration resulting from our recent acquisitions; difficulties in quantifying the Company’s obligation to contribute funds to pension and post-retirement benefits plans of acquired subsidiaries; changes in actuarial assumptions; unanticipated investment post-acquisition in research and development related to Picolight and Lightwave; unexpected delays in developing transceivers and multiple diode pumped solid state laser products related to our acquisitions of Picolight and Lightwave, respectively; and inherent unpredictability related to the valuation of foreign currencies, and other factors set forth in “Risk Factors” and elsewhere herein. Further, our future business, financial condition and results of operations could differ materially from those anticipated by such forward-looking statements and are subject to risks and uncertainties including the risks set forth above and in Part II, Item 1A “Risk Factors” set forth in this Form 10-Q. Moreover, neither we assume nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. Forward-looking statements are made only as of the date of this Report and subsequent facts or circumstances may contradict, obviate, undermine or otherwise fail to support or substantiate such statements. We are under no duty to update any of the forward-looking statements after the date of this Form 10-Q to conform such statements to actual results or to changes in our expectations.

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

To serve our markets, we operate in business segments: Optical Communications, Communications Test and Measurement, Advanced Optical Technologies, and Commercial Lasers, which includes our Photonic Power group.

Optical Communications

The Optical Communications business segment provides the broadest portfolio of components, modules, subsystems, and solutions in the industry to support and maintain customers in our two market segments: telecommunications, including access (local), metro (intracity), long-haul (city-to-city and worldwide), and submarine (undersea) networks; and enterprise data communications, including storage access networks (SANs), local area networks (LANs), and Ethernet wide-area networks (WANs). Our customers manufacture network equipment used for the transmission, transport and receiving of video, audio, and text data encoded in optical signals over high-capacity fiber optic cables.

In addition, we provide the industry's broadest portfolio of optical communications solutions required to build and maintain Agile Optical Networks (AONs). An AON is designed to be dynamically and remotely reconfigurable, so that it can quickly and easily meet changes in network traffic patterns and demand. It is based on dense wavelength division multiplexer (DWDM) optical technology so that it offers very high capacity. AONs enable communication service providers to accelerate triple-play (voice, video, and data) service deployment to their customers, and enable advanced wavelength applications at decreased cost.

Prominent JDSU customers for optical communications solutions include Agilent, Alcatel-Lucent, Ciena, Cisco Systems, Ericsson, Fujitsu, Hewlett-Packard, Huawei, IBM, Nortel, Nokia Siemens Networks, AT&T, Tellabs, and Brocade.

Communications Test and Measurement

We provide instruments, service assurance systems and services for communications network operators and equipment manufacturers that deliver and/or operate broadband/IP networks (cable, fixed and mobile) deploying triple- and quad-play services (IPTV, VoIP, xDSL, and FTTx). Our solutions help accelerate the deployment of new services, lower operating expenses, improve quality, reduce customer turnover, and increase productivity across each critical phase of the network lifecycle, including R&D, production, deployment, and service assurance. We enable the effective management of services, such as VoIP and IPTV, by providing visibility into the end-user experience and also provide repair, calibration, instrument management and other services to aid our customers in the rapid deployment and repair of networks and services. JDSU’s test solutions address lab and production (capacity expansion, 40G), field service (triple-play deployments for cable, telecom, FTTx, and home networking) and service assurance (quality of experience, or QoE, for Ethernet and IP services, including cable, wireless and fixed/telecom networks).

Our customers for communications test and measurement solutions include the world’s largest communications service providers, communications equipment manufacturers, government organizations, and large corporate customers. This includes all major telecom and cable operators such as AT&T, Verizon, Bell Canada, Deutsche Telecom, British Telecom, France Telecom, China Telecom, Telefonica, Telmex, Comcast, TimeWarner, and many others. Our test and measurement customers also include many of the network equipment manufacturers served by our optical communications group, including Alcatel-Lucent, Ciena, Cisco Systems, Huawei, Fujitsu, Nortel, Motorola, and Nokia Siemens Networks.

Advanced Optical Technologies

The Advanced Optical Technologies (AOT) business segment consists of the Custom Optics Product Group (COPG), which produces precise, high performance optical thin-film coatings for a variety of applications, and Flex Products Group, which provides innovative solutions for security and decorative applications.

Our AOT business segment has developed its expertise over six decades of experience in thin-film optical coating technology. This expertise focuses on the management of light and/or color effects, through the use of optical and material technologies, to develop innovative solutions that meet the needs of a variety of markets.

COPG provides thin-film coatings that are used in the biotechnology, entertainment and aerospace industries for applications such as analytical and diagnostic equipment; defense applications, like electronic countermeasures, night-vision products, and avionics components; and space exploration and satellite communication.

Flex Products Group provides innovative, optically-based, color-shifting and other material solutions used in anticounterfeiting and protection technologies for brands in the pharmaceutical, consumer electronics, and fast-moving consumer goods industries. It also provides protection solutions for currencies used in approximately 100 countries, and for other high-value official documents. In addition, Flex Products offers unique decorative solutions for product finishes and decorative packaging, resulting in bold custom colors and stunning visual effects that can be applied to a wide variety of substrates in a broad range of consumer products.

Customers for our AOT business segment include Agilent, Siemens Medical, BAE Systems, Eastman Kodak, Nike, Dolby, ITT, Mitsubishi, Northrup Grumman, SICPA, Sony, and Toshiba. Some of the countries using our technology to protect their currency include the United States, the European Union, and China. Leading pharmaceutical companies worldwide also use JDSU solutions to protect their brands. Our customers for JDSU decorative product differentiation solutions include Dupont, PPG, and BASF.

Commercial Lasers

We are an industry leader in developing high-performance laser solutions—from infrared to UV, including gas, solid-state and fiber laser markets. Its portfolio of laser products includes components and subsystems used in a wide variety of original equipment manufacturer (OEM) applications from low- to high-power output, ultraviolet (UV), visible and IR wavelengths. This broad portfolio addresses the needs of our customers in markets and applications such as biotechnology, semiconductor manufacturing, and materials processing.

Our lasers customers include ASML, Applied Biosystems, Beckman Coulter, Eastman Kodak, Electro Scientific Instruments, KLA Tencor, Disco, Hitachi, Northrup Grumman, General Dynamics, Panasonic, and Sony.

Photonic Power

Photonic Power is part of our Commercial Lasers business unit. Traditional power provided over copper cables is susceptible to RF and EMI interference. Photonic power is immune to RF and EMI, is lighter, generates less heat, and is spark-free. We are a pioneer in this emerging market. This innovative power delivery system can be used to drive sensors, gauges, actuators, low-power communications devices, nanotechnology, microelectromechanical (MEM) systems, and innumerable other electronic devices. The isolated nature of the power delivery makes it ideal for applications that require a spark-free environment or that are operating under high levels of RF, EMI, or voltage, or other harsh environmental conditions. Power is provided without contributing any adverse effects. This technology can be used in an ever-increasing number of applications, including medical, energy, defense, aerospace, wireless communications, and industrial sensors.

Major business developments during the second quarter of fiscal 2008 include:

•

Net revenue in the second quarter of fiscal 2008 increased 9%, or $32.9 million, to $399.2 million from $366.3 million in the second quarter of fiscal 2007. Net revenue in the second quarter of fiscal 2008 consisted of $129.7 million, or approximately 32% of net revenue, from Optical Communications, $197.5 million, or approximately 50% of net revenue, from Communications Test and Measurement, $49.8 million, or approximately 12% of net revenue, from Advanced Optical Technologies, and $22.2 million, or approximately 6% of net revenue, from Commercial Lasers and other.

•

Gross profit as a percentage of net revenue in the second quarter of fiscal 2008 increased to 43% from 37% in the same quarter a year ago. The improvement in gross margin was primarily related to the increased gross profit of Communications Test and Measurement segment, mostly from increase in margins in the field services business, and a better product mix, with higher margin products representing a higher share of revenue, and the acquisitions of Casabyte and Innocor.

•

Our combined research and development (“R&D”) and selling, general and administrative (“SG&A”) expenses, as a percent of net revenue remained at 38% in the second quarter of fiscal 2008 compared to the same quarter a year ago.

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 141(R)

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) introduces significant changes in the accounting for and reporting of business combination. SFAS 141(R) continues the movement toward the greater use of fair values in financial reporting and increased transparency through expanded disclosures. It changes how business acquisitions are accounted for and will impact financial statements at the acquisition date and in subsequent periods. Further, certain of the changes will introduce more volatility into earnings and thus may impact a company's acquisition strategy. In addition, SFAS 141(R) will impact the acquisitions that close after the effective date of the Standard. SFAS 141(R) is effective beginning in fiscal year 2010. We are currently evaluating the impact SFAS 141(R) will have on our consolidated financial statements.

SFAS No. 159

In February 2007, FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB No. 115” (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective beginning fiscal year 2009. We are currently evaluating the impact of SFAS159 will have on our consolidated financial statements.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a description of the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements, refer to our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC’). On July 1, 2007, we adopted the provisions of FIN48.

On July 13, 2006, the FASB issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with FASB Statement 109, "Accounting for Income Taxes" and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return.

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

OUT OF PERIOD ADJUSTMENTS

For the three months ended December 29, 2007, we recorded adjustments related to revenue, cost of sales, operating expense, income tax expense, and certain balance sheet accounts. The corrections resulted in the Company reporting $3.0 million in additional net income in the second quarter related to prior quarters. Management and the Audit Committee believe that such amounts are not material to previously reported financial statements. These adjustments increased net income per share by $0.02 for the three months ended December 29, 2007.

For the six months ended December 29, 2007, the Company recorded adjustments related to revenue, cost of sales, operating expense, income tax expense, and certain balance sheet accounts. The corrections resulted in the Company reporting $1.9 million in additional net income in the six months ended December 29, 2007. Management and the Audit Committee believe that such amounts are not material to previously reported financial statements. These adjustments do not impact net income per share for the six months ended December 29, 2007.

For the three months ended December 30, 2006, we recorded adjustments related to cost of sales, operating expense, interest expense, other income, and certain balance sheet accounts. The corrections resulted in $0.6 million in additional net income in the second quarter related to prior quarters. Management and the Audit Committee believe that such amounts are not material to previously reported financial statements. These adjustments did not change the reported net income per share for the three months ended December 30, 2006.

For the six months ended December 30, 2006, we recorded adjustments related to cost of sales, operating expense, interest expense, other income and certain balance sheet related accounts. The corrections resulted in the Company recording a $1.9 million reduction to net income in the six months ended December 30, 2006, related to prior quarters. Management and the Audit Committee believe that such amounts are not material to previously reported financial statements. These adjustments reduced net income per share by $0.01 for the six months ended December 30, 2006.

RESULTS OF OPERATIONS

The results of operations for the current period are not necessarily indicative of results to be expected for future years. The following table summarizes selected Consolidated Statement of Operations items (in millions, except for percentages):

	Three Months Ended				Six Months Ended
	December 29, 2007	December 30, 2006	Change	Percentage Change	December 29, 2007	December 30, 2006	Change	Percentage Change
Net revenue	$399.2	$366.3	$32.9	9%	$755.9	$684.4	$71.5	10%
Gross profit	171.4	137.1	34.3	25%	305.1	235.1	70.0	30%
Percentage of net revenue	43%	37%			40%	34%
Research and development	46.3	42.8	3.5	8%	92.9	82.8	10.1	12%
Percentage of net revenue	12%	12%			12%	12%
Selling, general and administrative	105.5	94.4	11.1	12%	205.7	177.4	28.3	16%
Percentage of net revenue	26%	26%			27%	26%
Amortization of other intangibles	7.1	6.9	0.2	3%	14.0	13.3	0.7	5%
Percentage of net revenue	2%	2%			2%	2%
Reduction of other long-lived assets	(0.5)	3.0	(3.5)	-117%	(0.1)	3.1	(3.2)	-103%
Percentage of net revenue	0%	1%			0%	0%
Restructuring charges	0.2	5.5	(5.3)	-96%	1.3	10.7	(9.4)	-88%
Percentage of net revenue	0%	2%			0%	2%

Net revenue in three months ended December 29, 2007 increased 9%, or $32.9 million, to $399.2 million from $366.3 million in the comparable period a year ago. Net revenue for the six months ended December 29, 2007 increased 10%, or $71.5 million, to $755.9 million from $684.4 million in the comparable period a year ago. The increase in revenues for the three months ended December 29, 2007 is primarily due to an increased demand for our Communications Test and Measurement and Optical

Communications products. Communications Test and Measurement business increased due to strong gains in the telecom field services business coupled with acquisition related gains. Optical Communications business increased due to strong growth in AON modules. The increase in revenue for the six months ended December 29, 2007 is due primarily to a strong increase in Communications Test and Measurement business increased due to strong gains in the telecom field service business, and lab and production businesses coupled with acquisition related gains. Advanced Optical Technologies business increased due to demand for our Document Authentication products, Visual products, and increased demand in aerospace and defense. The increase in net revenue was partially offset by a decline in the integrated photonics business in the Optical Communications group, and reduced solid state lasers sales in the Commercial Laser group. Revenue growth in both quarters is also the result of recent acquisitions.

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

Gross Profit

Gross profit in the three months ended December 29, 2007 increased 25%, or $34.3 million, to $171.4 million from $137.1 million in the same period a year ago. The increase is primarily due to revenue and gross profit increases in our Communications Test and Measurement segment, mostly from increased revenues and margins in the field services business and fiber optics and overall better product mix, with higher margin products representing a higher share of revenues. Gross profit also increased in the Optical Communications segment due to better product mix, cost containment efforts, improved yield and manufacturing efficiencies. This increase in gross profit was partially offset by a small increase in amortization expense of acquired developed technologies, and recognized in fiscal 2006 and 2007. Gross profit excluding amortization expense of acquired developed technologies in the second quarter of fiscal 2008 increased 25%, or $36.6 million, to $183.7 million from $147.1 million in the second quarter of fiscal 2007.

Gross profit in the six months ended December 29, 2007 increased 30%, or $70.0 million, to $305.1 million from $235.1 million in the comparable period in the prior year primarily due to revenue growth and the margin improvements discussed above. Gross profit excluding amortization expense of acquired developed technologies in the six months ended December 29, 2007 increased 29%, or $74.4 million, to $329.4 million from $255.0 million in the six months ended December 30, 2006.

As discussed in more detail under “Net Revenue” above, we sell products in certain markets that are consolidating, undergoing product, architectural and business model transitions, have high customer concentrations, are highly competitive (increasingly due to Asia-based competition), are price sensitive and are affected by customer seasonal and mix variant buying patterns. These factors along with our continuing ongoing product and manufacturing transitions, supplier constraints and factory utilization and execution issues, can and will result in pressure on, and quarterly variability in, our gross profit. In addition, we face additional risks and uncertainties, associated with new product introductions that could impair future gross profits. New product programs and introductions, which due to their large scale restricted field testing and lack of production manufacturers with their increased complexity, have incurred and are expected to continue to incur relatively higher start-up costs and increased yield and product quality risk. Issues associated with some of these products have negatively impacted and could continue to negatively impact our gross profit.

Research and Development (“R&D”) and Selling, General and Administrative (“SG&A”)

R&D and SG&A expenses for three months ended December 29, 2007 increased 11%, or $14.6 million to $151.8 million, from $137.2 million in the same period a year ago. R&D and SG&A expenses for the six months ended December 29, 2007 increased 15%, or $38.4 million to $298.6 million, from $260.2 million in the same period a year ago. The increase for the three and six months ended December 29, 2007 is primarily due to increased selling expense on higher revenues, the inclusion of Casabyte, Test-Um, Innocor, and Picolight acquisitions, and increased investment in new platforms and products.

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

Amortization of Other Intangibles

Amortization of other intangibles for the three months ended December 29, 2007 increased 3%, or $0.2 million, to $7.1 million from $6.9 million in the same quarter a year ago. Amortization of other intangibles for the six months ended December 29, 2007 increased 5%, or $0.7 million, to $14.0 million from $13.3 million in the same period a year ago. The increase is primarily due to the increase in our intangible assets subject to amortization as a result of our acquisitions of Test-Um in the fourth quarter of fiscal 2006, and Casabyte, Innocor and Picolight in fiscal 2007.

Based on the carrying amount of other intangibles as of December 29, 2007, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
Remainder of 2008	$34.7
2009	63.8
2010	60.8
2011	58.4
2012	55.8
Thereafter	108.0

Total amortization	$381.5

The other intangibles balance is adjusted quarterly to record the effect of currency translation adjustments.

Reduction (Recovery) of Other Long-Lived Assets

During the three and six months ended December 29, 2007, we recorded $0.5 million and $0.1 million, respectively, of gains related to sale of other long-lived assets, net of write-offs. During the three and six months ended December 30, 2006, we recorded $3.0 million and $3.1 million, respectively, of losses related to the carrying value of other long lived assets.

Assets Held and Used:

During the three and six months ended December 29, 2007, we recorded an impairment charge of $0.4 million and $0.4 million, respectively, for certain assets related to the Company’s Santa Rosa, California facility. During the three and six months ended December 30, 2006, we recorded a write-off charge of $0.8 million and $0.8 million, respectively, for certain assets related to our Santa Rosa, California facility.

Assets Held for Sale:

During the three and six months ended December 29, 2007, we did not record any asset impairment charges. During the three and six months ended December 30, 2006, we recorded impairment charges of zero and $0.7 million, respectively, for certain assets related to our Rochester, Minnesota facility.

Sale of Assets:

During the three and six months ended December 29, 2007, we recorded a gain of $0.9 million and $0.5 million, respectively. for the sale and disposal of assets. During the three and six months ended December 30, 2006, we recorded a loss of $2.2 million and a loss of $1.6 million, respectively, primarily related to the transfer of assets to Fabrinet.

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

During the second quarter of fiscal 2008, we recorded $0.2 million in restructuring charges which included $0.1 million for severance and benefits and $0.1 million to adjust accruals on previously restructured leases. Seventeen employees were notified for termination, 14 in manufacturing, and 3 in selling, general and administrative functions. Of these notified employees, 16 were located in North America and 1 was located in Asia. As of December 29, 2007, 15 of these employees have been terminated. Payments related to severance and benefits are expected to be paid off by the third quarter of fiscal 2008.

During the first quarter of fiscal 2008, we recorded $1.1 million in restructuring charges which included $1.1 million for severance and benefits, $0.2 million for manufacturing transfer cost, and $(0.2) million to adjust accruals on previously restructured leases. Forty one employees were notified for termination, 27 in manufacturing, 4 in research and development and 10 in selling, general and administrative functions. Of these notified employees, 18 were located in North America and 23 were located in Asia. As of December 29, 2007, all of these employees have been terminated.

During the fourth quarter of fiscal 2007, we recorded $4.1 million in restructuring charges which included $3.6 million for severance and benefits, $0.2 million for manufacturing transfer cost, and $0.3 million to adjust accruals on previously restructured leases. One hundred and eighty nine employees were notified for termination, 158 in manufacturing, 21 in research and development and 10 in selling, general and administrative functions. Of these notified employees, 185 were located in North America and 4 were located in Asia. As of December 29, 2007, 124 of these employees have been terminated. Payments related to severance and benefits are expected to be paid off by the second quarter of fiscal 2009.

During the third quarter of fiscal 2007, we recorded $(0.1) million in restructuring charges which included $0.5 million for severance and benefits, $0.5 million for manufacturing transfer cost, $(1.0) million for early lease termination buyouts and $(0.1) million to adjust accruals on previously restructured leases. Thirty one employees were notified for termination, 23 in manufacturing, 6 in research and development and 2 in selling, general and administrative functions. All of these 31 notified employees were located in North America. As of December 29, 2007, all of these employees had been terminated.

During the second quarter of fiscal 2007, we recorded $5.5 million in restructuring charges which included $0.8 million for severance and benefits and $4.7 million for manufacturing transfer cost. Eleven employees were notified for termination, 10 in research and development and 1 in selling, general and administrative functions. All of these 11 notified employees were located in North America. As of December 29, 2007, all of these employees had been terminated. Payments related to lease costs are expected to be paid by the first quarter of fiscal 2014.

During the first quarter of fiscal 2007, we recorded $5.2 million in restructuring charges which included $0.7 million in expense for severance and benefits, $5.8 million for manufacturing transfer cost and $(1.3) million adjustment to reflect modified lease term on restructured facility. Ten employees were notified for termination, 1 in manufacturing, 4 in research and development and 5 in selling, general and administrative functions. All of these 10 notified employees were located in North America. As of December 29, 2007, all of these employees have been terminated.

During the second quarter of fiscal 2006, we recorded $14.9 million in restructuring charges which included $12.8 million in expense for severance and benefits and $2.1 million to adjust accruals on restructured leases. Eight hundred twenty nine employees were notified for termination, 709 in manufacturing, 78 in research and development and 42 in selling, general and administrative functions. Eight hundred twenty four terminated employees were located in North America and 5 in Europe. As of December 29, 2007, 813 of these employees had been terminated. Severance and benefits are scheduled to be paid through the first quarter of fiscal 2009.

Our ability to generate sublease income, as well as our ability to terminate lease obligations at the amounts estimated, is highly dependent upon the economic conditions, particularly commercial real estate market conditions in certain geographies, at the time we negotiate the lease termination and sublease arrangements with third parties as well as the performances by such third parties of their respective obligations. While the amount we have accrued represents the best estimate of the remaining obligations we expect to incur in connection with these plans, estimates are subject to change. Routine adjustments are required and may be required in the future as conditions and facts change through the implementation period. Our restructuring obligations are net of sublease income or lease settlement estimates of approximately $5.1 million. If adverse macroeconomic conditions continue, particularly as they pertain to the commercial real estate market, or if, for any reason, tenants under subleases fail to perform their obligations, we may be required to reduce estimated future sublease income and adjust the estimated amounts of future settlement agreements, and accordingly, increase estimated cost to exit certain facilities. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2014.

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

Interest and Other Income

During the three months ended December 29, 2007, interest and other income was $15.7 million, an increase of $0.4 million compared to the same period a year ago. The increase primarily relates to a net gain of $3.3 million from the repurchase of $75.0 million aggregate principal amount of the Zero Coupon Senior Convertible Notes in the second quarter of fiscal 2008, offset by a decrease in net foreign exchange gains of $1.7 million.

During the six months ended December 29, 2007, interest and other income was $35.0 million, a decrease of $0.1 million compared to the same period a year ago. The six months ended December 29, 2007 included a net gain of $7.5 million from the repurchase of $150.0 million aggregate principal amount of the Zero Coupon Senior Convertible Notes, offset by a decrease in net foreign exchange gains of $2.0 million. In the six months ended December 31, 2006, $5.1 million income was related to the settlement of a held-to-maturity debt security. See “Note 4. Balance Sheet and Other Details” for more information.

Interest Expense

During the three and six months ended December 29, 2007, interest expense increased by $1.2 million and $1.5 million compared to the same period a year ago, primarily as a result of an out of period adjustment recorded in the same period a year ago of $1.1 million which was disclosed in our 10-Q for the three month ended December 30, 2006.

Gain on Sale of Investments

During the three and six months ended December 29, 2007, we recorded a net gain on sale of investments of $0.5 million and $0.5 million, respectively, due to the sale of certain fixed income securities for a gain of $0.4 million and Emcore common stock for a gain of $0.1 million during the second quarter of fiscal year 2008.

During the three and six months ended December 30, 2006, we recorded net gain on sale of investments of $28.2 million and $28.5 million, respectively, primarily due to the sale of equity investments in IPG Photonics Corporation (“IPG”) and Epion Corporation (“Epion”) for net gains of $25.6 million and $3.2 million, respectively, during the first fiscal quarter and the remainder of the Company’s investment in MEMSCAP common stock during the second fiscal quarter, offset by a loss on sales of other long-term investments.

Provision for Income Tax

On July 13, 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return.

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

On July 1, 2007, we adopted the provisions of FIN 48. As of July 1, 2007, we had $76.4 million of liabilities for unrecognized tax benefits. The adoption resulted in a reclassification of certain tax liabilities in the amount of $40.6 million from current to non-current and no significant cumulative impact to retained earnings. The liabilities for unrecognized tax benefits relate primarily to the allocations of revenue and costs among our global operations. In addition, utilization of our tax net operating losses may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state and foreign provisions. As a result, loss carryforward limitations may result in the expiration or reduced utilization of a portion of our net operating losses.

Included in the balance of unrecognized tax benefits at July 1, 2007 are $2.9 million of tax benefits that, if recognized, would impact the effective tax rate. Also included in the balance of unrecognized tax benefits at July 1, 2007 are $9.6 million of tax benefits that, if recognized prior to July 1, 2009, would result in a decrease to goodwill recorded in purchase business combinations, and $63.9 million of tax benefits that, if recognized, would result in adjustments to the valuation allowance. The impact on net income reflects the liabilities for unrecognized tax benefits net of certain deferred tax assets and the federal tax benefit of state income tax items. One or more of the unrecognized tax benefits could be subject to a valuation allowance if and when recognized in a future period, which could impact the timing of any related effective tax rate benefit. Based on currently available information, we do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

Upon adoption of FIN 48, our policy to recognize accrued interest and penalties related to unrecognized tax benefits within the income tax provision did not change. We had $34.5 million for the payment of interest and penalties accrued at July 1, 2007. During the six months ended December 29, 2007, we accrued additional interest and penalties of $1.1 million.

We are subject to income tax in the U.S. as well as numerous state and foreign jurisdictions. Our federal and state income tax returns for fiscal year 2003 through fiscal year 2007 remain open to examination. In addition, we file tax returns in multiple foreign taxing jurisdictions with open tax years ranging from fiscal year 2000 to 2007.

We recorded an income tax expense of $5.5 million and $8.0 million for the three months and six months ended December 29, 2007, respectively. We recorded an income tax expense of $3.7 million and $2.6 million for the three and six months ended December 30, 2006, respectively.

The income tax expense recorded for the three and six months ended December 29, 2007 primarily relates to income tax in certain foreign and state jurisdictions based on our forecasted pre-tax income for the year.

The income tax expense recorded for the three and six months ended December 30, 2006 primarily relates to income tax in certain foreign and state jurisdictions based on our forecasted pre-tax income for the year.

The income tax expense recorded differs from the expected tax expense that would be calculated by applying the federal statutory rate to our loss before income taxes primarily due to the increases in valuation allowance for deferred tax assets attributable to our domestic and foreign losses from continuing operations.

We have recorded deferred tax assets only to the extent that we believe it is more likely than not that these deferred tax assets will be realized. We have provided a full valuation allowance on the remainder of our deferred tax assets since we believe it is more likely than not that these deferred tax assets will not be realized. We intend to maintain the valuation allowance until sufficient positive evidence exists to support reversal of some or all of the allowance. In addition, the occurrence of negative evidence with respect to deferred tax assets which currently have no valuation allowance could result in an increase in the valuation allowance in a future period. Our income tax expense (benefit) recorded in the future will be reduced or increased in the event changes to the valuation allowance are required.

Operating Segment Information (in millions)

	Three Months Ended				Six Months Ended
	December 29, 2007	December 30, 2006	Change	Percentage Change	December 29, 2007	December 30, 2006	Change	Percentage Change
Optical Communications
Revenue	$129.7	$128.4	$1.3	1%	$245.7	$262.7	$(17.0)	-6%
Operating income (loss)	9.9	(2.1)	12.0	571%	6.6	(1.1)	7.7	700%
Communications Test and Measurement
Revenue	197.5	172.5	25.0	14%	370.8	293.0	77.8	27%
Operating income	48.5	37.8	10.7	28%	75.2	45.8	29.4	64%
Advanced Optical Technologies
Revenue	49.8	40.4	9.4	23%	97.8	79.7	18.1	23%
Operating income	20.1	12.7	7.4	58%	38.4	23.7	14.7	62%
All Other, Commercial Lasers
Revenue	22.2	25.1	(2.9)	-12%	42.1	49.2	(7.1)	-14%
Operating income (loss)	(0.3)	2.2	(2.5)	-114%	(2.8)	3.9	(6.7)	-172%
Deferred revenue related to purchase as accounting adjustment	—	(0.1)	0.1	100%	(0.5)	(0.2)	(0.3)	-150%

During the second quarter of fiscal 2008, we moved the Network System product line from the Optical Communications Business Segment to the Communication Test and Measurement Business Segment and revised prior periods for comparability.

The increase in operating income for Optical Communications during the three month period ended December 29, 2007 over the same quarter a year ago is due to an increase in revenue in the AON modules business and more profitable product mix, coupled with a decrease in operating expense due to aggressive cost reduction efforts throughout the business. The increase in operating income for the six month period ended December 29, 2007 is due to increased revenue in the Agility product line and AON modules business, partially offset by decrease in integrated photonics, acquisition related costs and increased operating expenses due to acquisition operating expenses, restructuring, product line retooling, and increased headcount due to transition of product marketing group into Optical Communications from Corporate.

The increase in operating income for Communications Test and Measurement during the three month period ended December 29, 2007 over the same quarter a year ago reflects a strong broadband deployment trend and increased sales in the TFS business, partially offset by increased operating expense, acquisition related costs and the continued efforts to increase our R&D investment level to invest in new products and technologies. The increase in operating income for the six month period ended December 29,

2007 is due to strong sales in the TFS business and field service business, partially offset by increased operating expenses due to Casabyte and Innocor acquisitions operating expenses, increased selling expenses and increased headcount due to the transition of product marketing and customer service groups into Communications Test and Measurement from Corporate, acquisition related costs and the continued efforts to increase our R&D investment level to invest in new products and technologies.

The increase in operating income for Advanced Optical Technologies during the three month period ended December 29, 2007 over the same quarter a year ago reflects an increased demand for our visual and infrared products, and aerospace and solar products, partially offset by a slight decline in our Document Authentication products. The increase in operating income for the six month period ended December 29, 2007 was due to our an increased demand for our Document Authentication, Visual and Infrared products, a more profitable product mix, and flat operating expense spending.

The decrease in operating income for Lasers during the three months ended December 29, 2007 over the same periods a year ago reflects a decrease in shipments of Solid State Lasers as demand for these products declined. This was coupled with increased costs of production and expenses related to retooling efforts. The decrease in operating income for the six month period ended December 29, 2007 reflects a decrease in the shipment of solid state lasers coupled with an increase in production costs.

Liquidity and Capital Resources

As of December 29, 2007, we had a combined balance of cash, cash equivalents, short-term investments and restricted cash of $1,102.8 million, a decrease of $39.9 million from June 30, 2007. Cash and cash equivalents decreased by $22.8 million in the six month period ended December 29, 2007, primarily due to outflows from the purchases of property, plant and equipment of $19.0 million, purchases of long term investments of $9.0 million and the use of $141.6 million to repurchase a portion of the Zero Coupon Senior Convertible Notes, offset by net proceeds from sales and maturities of investments of $24.8 million, cash generated by operating activities of $86.9 million, the proceeds from a sale-leaseback transaction of $32.2 million and cash inflows of $6.1 million from the exercise of stock options and the issuance of stock under employee stock plans.

Cash provided by operating activities was $86.9 million during the six months ended December 29, 2007, resulting from our net income adjusted for non-cash items such as depreciation, amortization and various gains and losses of $101.5 million, and changes in operating assets and liabilities that used $14.6 million of cash related primarily to an increase in accounts receivable of $22.1 million, offset by a decrease in inventories of $9.4 million.

Cash used in operating activities was $6.3 million during the six months ended December 30, 2006, resulting from our net income adjusted for non-cash items such as depreciation, amortization and various gains and losses of $56.6 million, and changes in operating assets and liabilities that used $62.9 million of cash related primarily due to increases in accounts receivable of $41.8 million and inventories of $29.9 million.

Cash used by investing activities was $8.9 million during the six months ended December 29, 2007, primarily related to purchases of property, plant and equipment of $19.0 million, purchases of long term investments of $9.0 million and additions to restricted cash of $6.1 million, offset by net proceeds from sales and maturities of investments of $24.8 million.

Cash provided by investing activities was $41.8 million during the six months ended December 30, 2006, primarily related to net proceeds from sales and maturities of investments of $89.7 million and proceeds from a convertible note settlement of $5.1 million, offset by purchases of property, plant and equipment of $42.7 million and the payment of acquisition holdbacks of $12.3 million.

Our investments of surplus cash are made in accordance with an investment policy approved by the Audit Committee of our Board of Directors. In general, our investment policy requires that securities purchased and held be rated A-1/P-1, A/A2 or better. No security may have an effective maturity that exceeds 37 months, and the average duration of our holdings may not exceed 18 months. At any time, no more than 10% of the investment portfolio may be concentrated in a single issuer other than the U.S. government or U.S. agencies. Our investments in debt securities and marketable equity securities are primarily classified as available-for-sale investments or trading assets and are recorded at fair value. The cost of securities sold is based on the specific identification method. Unrealized gains and losses on available-for-sale investments are reported as a separate component of stockholders’ equity. We did not hold any investments in auction rate securities, mortgage backed securities, collateralized demand obligations, or variable rate demand notes at December 29, 2007.

Financing activities for the six months ended December 29, 2007 used cash of $103.5 million, resulting from the use of $141.6 million to repurchase a portion of Zero Coupon Senior Convertible Notes, offset by the proceeds from a sale-leaseback transaction of $32.2 million and the issuance of common stock under our employee stock option programs and employee stock plans of $6.1 million.

Financing activities for the six months ended December 30, 2006 provided cash of $5.9 million, resulting from issuance of our common stock under our employee stock option programs and employee stock plans.

Contractual Commitments

Income Taxes. As of July 1, 2007, our liabilities for unrecognized tax benefits amounted to $76.4 million and are classified as a reduction of deferred tax assets and as other non-current liabilities on our condensed consolidated balance sheets. As of July 1, 2007, the settlement period for our income tax liabilities cannot be determined, however it is not anticipated to be within the next twelve months.

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

In January 2008, we purchased the tangible assets of the fiber optics division of Westover Scientific Inc., and agreed to acquire the tangible assets of Westover’s related party contract manufacturer Fuzhou Chenpo Optical Instrument Co. Ltd. (“Chenpo”). Westover is a leading provider of fiber optic inspection and cleaning solutions, which complements our existing fiber field and lab and production test portfolio and will be included in our Communications Test and Measurement segment.

In December 2007, we signed a definitive agreement to acquire American Bank Note Holographics, Inc., a public company. The transaction is subject to ABNH shareholders’ approval and is expected to close in the quarter ending March 31, 2008. ABNH is a market leader in the origination, production and marketing of holograms for security applications and the leading supplier of optical security devices for the transaction card market and will be included in our Advanced Optical Technologies segment.

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

Employee Stock Options

Our stock option and Full Value Award programs are a broad-based, long-term retention program that is intended to attract and retain employees and align stockholder and employee interests. The exercise price for the options is equal to the fair market value of the underlying stock at the date of grant. Options generally become exercisable over a four-year period and, if not exercised, expire from five to ten years post grant date. Majority of our employees participate in our stock option program. “Full Value Awards” are Restricted Stock, Restricted Stock Units, Deferred Stock Units, Performance Units and Performance Shares that are granted with a per share or unit purchase price below 100% of Fair Market Value on the date of grant. These Full Value Awards are performance based, time based, or a combination of performance and time based and are expected to vest over one to four years. The fair value of the Full Value Awards is based on the closing market price of our common stock on the date of award. Beginning in the fourth quarter of fiscal 2007, the intent has been to use Full Value Awards as our predominant equity compensation vehicle. See “Note 13. Stock-Based Compensation” for more detail.

Pension and Other Postretirement Benefits

As a result of acquiring Acterna in August 2005, we sponsor pension plans for certain past and present employees in the UK and Germany. JDSU also is responsible for the non-pension postretirement benefit obligation of a previously acquired subsidiary. These plans have been closed to new participants and, except as required by law, have not been funded. Statement of Financial Accounting Standards No. 158 (“Employer’s Accounting for Defined Pension and Other Retirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”) requires the recognition of the funded status of the pension plans and non-pension postretirement benefit plans (retirement-related benefit plans) as an asset or a liability in the Consolidated Balance Sheet, the recognition of changes in that funded status in the year in which they occur through the Gains and (losses) not affecting retained earnings, net of tax, and the recognition of previously unrecognized gains/(losses), prior service costs/(credits) and transition assets as a component of Accumulated gains and (losses) not affecting retained earnings in the Consolidated Statement of Stockholders’ Equity. The funded status of a retirement plan is the difference between the projected benefit obligation and the fair value of its plan assets. The projected benefit obligation is the actuarial present value of all benefits attributed by the plan’s benefit formula to employee service. At December 29, 2007, our pension plans were under funded by $93.1 million since the projected benefit obligation exceeded the fair value of its plan assets. Similarly, we had accrued $0.8 million related to our non-pension postretirement benefit plan. Because the plans have received limited funding in the past, we anticipate future annual contributions to the plans will approximate estimated future benefit payments. These payments have been estimated based on the same actuarial assumptions used to measure our projected benefit obligation and currently are forecasted to range between $4.9 million and $5.9 million per annum.

A key actuarial assumption is the discount rate. Changes in the discount rate impact the interest cost component of the net periodic benefit cost calculation and, due to the fact that the accumulated benefit obligation (“ABO”) is calculated on a net present value basis, changes in the discount rate will also impact the current ABO. Decreases in the discount rate will generally increase pre-tax cost, recognized expense and the ABO. Increases in the discount rate tend to have the opposite effect. In estimating the expected return on plan assets, we considers the historical returns on plan assets, adjusted for forward-looking considerations, inflation assumptions and the impact of the active management of the plan’s invested assets. Reflecting the relatively long-term nature of plan obligations, approximately 67% of plan assets were invested in a diversified portfolio of bonds, with the balance primarily invested in equities. While it is not possible to accurately predict future rate movements, we believe our current assumptions are conservative. Please refer to “Note 14. Employee Benefit Plans” for further discussion.

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

Picolight

Picolight was acquired in May 2007, and at the time of acquisition was in the process of developing transceivers. We have incurred post-acquisition costs of approximately $3.0 million to date and estimate that additional investment of approximately $2.5 million in research and development will be required. The project is expected to complete in the fourth quarter of fiscal 2008.

Lightwave

Lightwave was acquired in May 2005, and at the time of acquisition was in the process of developing multiple diode pumped solid state laser products. We have incurred post-acquisition costs of $8.7 million to date and estimate that additional investment of approximately $0.6 million in research and development will be required. The project is expected to complete in the third quarter of fiscal year 2008.

Liquidity and Capital Resources Requirement

We believe that our existing cash balances and investments will be sufficient to meet our liquidity and capital spending requirements at least through the next 12 months. However, possible investments in or acquisitions of complementary businesses, products or technologies may require the use of additional cash or financing prior to such time. We have in recent years consumed, and we may in the future consume, portions of our cash reserves to fund our operations. The amounts consumed to date, together with the amounts currently anticipated to be spent, are not expected to materially impair our financial condition. However, we may need to expend additional, currently unanticipated, cash reserves to fund our operations. Our liquidity could be negatively affected by a decline in demand for our products, which are subject to rapid technological changes, or a reduction of capital expenditures by telecommunications carriers.

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

Forward contracts, most with a term of less than 90 days, were transacted near month end and therefore, the fair value of the contracts is approximately zero. The following table provides information about our foreign currency forward and option contracts outstanding as of December 29, 2007 (in millions).

	Contract Amount (Local Currency)	Contract Amount (USD)
Canadian Dollar (contracts to sell CAD/ buy USD)	CAD 14.2	$14.5
Chinese Renminbi (contracts to sell CNY/ buy USD)	CNY 359.6	49.7
British Pound (contracts to buy GBP/ sell USD)	GBP 9.3	18.4
Euro (contracts to sell EUR/ buy USD)	EUR 65.6	95.3
Hong Kong Dollar (contracts to sell HKD / buy USD)	HKD 90.7	11.7
Singapore Dollar (contracts to sell SGD/buy USD)	SGD 32.3	22.4
Mexican Peso (contracts to buy MXN / sell USD)	MXN 29.8	2.7
Australian Dollar (contracts to sell AUD / buy USD)	AUD 6.8	5.9
Brazlian Real (contracts to sell BRL / sell USD)	BRL 2.1	1.2
Net unrealized gain (loss) on derivative financial instruments

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

Investments

We maintain an investment portfolio in a variety of financial instruments, including, but not limited to, U.S. government and agency bonds, corporate obligations, money market funds, asset-backed securities, and other investment-grade securities. The majority of these investments pay a fixed rate of interest. The securities in the investment portfolio are subject to market price risk due to changes in interest rates, perceived issuer creditworthiness, marketability, and other factors. We also own minority equity investments in publicly-traded companies, the values of which are subject to market price volatility. These investments are generally classified as available-for-sale and, consequently, are recorded on our Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. We did not hold any investments in auction rate securities, mortgage backed securities, collateralized demand obligations, or variable rate demand notes at December 29, 2007.

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

Long-term Debt

The fair market value of the Zero Coupon Senior Convertible Notes and the 1% Senior Convertible Notes is subject to interest rate and market price risk due to the convertible feature of the notes and other factors. Generally the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair market value of the notes may also increase as the market price of JDSU stock rises and decrease as the market price of the stock falls. Interest rate and market value changes affect the fair market value of the notes but do not impact our financial position, cash flows or results of operations. Based on quoted market prices, as of December 29, 2007 and June 30, 2007, the fair market values of the 1% Senior Convertible Notes were $348.4 million and $347.8 million, respectively, and the fair market values of the Zero Coupon Senior Convertible Notes were approximately $222.2 million and $354.6 million, respectively. Changes in fair market value reflect both the change in the market price of the notes and the impact of the partial repurchase of the Zero Coupon Senior Convertible Notes. For additional information, see “Note 10. Convertible Debt and Letters of Credit”.

Item 4.	Controls and Procedures

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

A jury trial began on October 23, 2007. At trial, plaintiffs sought more than $20 billion in alleged damages. On November 27, 2007, the jury returned a unanimous verdict in favor of Defendants. The deadline for Plaintiffs to appeal will begin to run once the Court enters judgment. An unfavorable outcome on appeal, if any, could result in a new trial seeking damages that exceed the Company’s assets.

A related securities case, Zelman v. JDS Uniphase Corp., No. C-02-4656 CW (N.D. Cal.), is purportedly brought on behalf of a class of purchasers of debt securities that were allegedly linked to the price of JDSU’s common stock. The Zelman complaint alleges that the debt securities were issued by an investment bank during the period from March 6, 2001 through July 26, 2001. The complaint names the Company and several of its former officers and directors as Defendants, alleges violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5, and seeks unspecified damages. On August 26, 2005, Defendants answered the complaint. On November 16, 2005, the Court granted Plaintiffs’ motion for class certification, which Defendants had not opposed. Fact discovery in the Zelman action is substantially complete. A case management conference is scheduled for February 19, 2008. No trial date has been set.

On January 29, 2007, another securities action was filed in the Northern District of California against the Company, Dr. Straus, and Messrs. Muller, Abbe, and Kalkhoven. That action, Central States Southeast and Southwest Areas Pension Fund v. JDS Uniphase Corp., No. 07-0584 CW, is based on allegations similar to those made in In re JDS Uniphase Corporation Securities Litigation and asserts claims under Sections 10(b), 14(a), and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933. The Central States complaint seeks unspecified damages on behalf of a pension fund that purportedly purchased Company securities between October 28, 1999, and July 26, 2001, and elected to opt-out of participation in In re JDS Uniphase Corporation Securities Litigation. On February 14, 2007, the Central States action was deemed related to In re JDS Uniphase Corporation Securities Litigation and was assigned to Judge Claudia Wilken. A case management conference in the Central States action is scheduled for February 19, 2008, and trial is set to begin on May 11, 2009.

The Derivative Actions:

Derivative actions purporting to be brought on the Company’s behalf have been filed in state and federal courts against several of the Company’s current and former officers and directors based on the same events alleged in the securities litigation. The complaint in Corwin v. Kaplan, No. C-02-2020 CW (N.D. Cal.), asserts state law claims for breach of fiduciary duty, misappropriation of confidential information, waste of corporate assets, indemnification, and insider trading. The complaint seeks unspecified damages. In January 2005, the Court stayed the action pending resolution of In re JDS Uniphase Corporation Securities Litigation. A case management conference is scheduled for February 19, 2008.

In the California state derivative action, In re JDS Uniphase Corporation Derivative Litigation, Master File No. CV806911 (Santa Clara Super. Ct.), the complaint asserts claims for breach of fiduciary duty, waste of corporate assets, abuse of control, gross mismanagement, unjust enrichment, and constructive fraud purportedly on behalf of the Company and certain of its current and former officers and directors. The complaint also asserts claims for violation of California Corporations Code Sections 25402 and 25502.5 against defendants who sold the Company’s stock and asserts claims for breach of contract, professional negligence, and negligent misrepresentation against the Company’s former auditor, Ernst & Young LLP. The complaint seeks unspecified damages. Following the verdict for Defendants in In re JDS Uniphase Corporation Securities Litigation, the Court in the California derivative action vacated all deadlines in that suit. A case management conference is scheduled for March 14, 2008. A case management conference also is set for the same date in the shareholder inspection demand action.

No activity has occurred in Cromas v. Straus, Civil Action No. 19580 (Del. Ch. Ct.), the Delaware derivative action, since our quarterly filing as of March 31, 2007.

The OCLI and SDL Shareholder Actions:

Plaintiffs purporting to represent the former shareholders of OCLI and SDL have filed suit against the former directors of those companies, asserting that they breached their fiduciary duties in connection with the events alleged in the securities litigation against the Company. Plaintiffs in the OCLI action, Pang v. Dwight, No. 02-231989 (Sonoma Super. Ct.), purport to represent a class of former shareholders of OCLI who exchanged their OCLI shares for JDSU shares when JDSU acquired OCLI. The complaint names the former directors of OCLI as Defendants, asserts causes of action for breach of fiduciary duty and breach of the duty of candor, and seeks unspecified damages. On March 4, 2007, the parties signed a memorandum of understanding regarding a settlement of the OCLI action. The Court has approved the settlement preliminarily and scheduled a hearing on final approval for February 20, 2008. The Plaintiffs in the SDL action, Cook v. Scifres, Master File No. CV814824 (Santa Clara Super. Ct.), purport to represent a class of former shareholders of SDL who exchanged their SDL shares for JDSU shares when the Company acquired SDL. Plaintiffs filed an amended complaint on November 20, 2006. The complaint names the former directors of SDL as Defendants, asserts causes of action for breach of fiduciary duty and breach of the duty of disclosure, and seeks unspecified damages. On March 6, 2007, the Court overruled Defendants’ demurrer to that complaint. A case management conference is scheduled for February 29, 2008. Limited discovery in the SDL action has occurred and no trial date has been set in that action.

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

Plaintiffs filed a second amended complaint on June 30, 2006. Defendants answered the complaint on July 6, 2006, and JDSU asserted counterclaims for breach of contract. The Court dismissed those counterclaims on September 11, 2006. On December 15, 2006, defendants moved for summary judgment on the ground that the named plaintiffs lacked standing. On the same day, plaintiffs moved for class certification. On April 24, 2007, the Court denied defendants’ motion for summary judgment as to plaintiff Douglas Pettit, deferred ruling on the motion for summary judgment as to plaintiff Eric Carey, and deferred ruling on plaintiffs’ motion for class certification. Both sides have taken discovery. Following the verdict for defendants in In re JDS Uniphase Corporation Securities Litigation, the court in the ERISA action vacated all existing deadlines, set a schedule for briefing a summary judgment motion based on collateral estoppel issues, and stayed discovery pending resolution of that motion. The opening brief for that motion is due three weeks after entry of judgment in In re JDS Uniphase Corporation Securities Litigation.

The Company believes that the factual allegations and circumstances underlying these securities actions, derivative actions, the OCLI and SDL class actions, and the ERISA class actions are without merit. The expense of defending these lawsuits has been costly, will continue to be costly, and could be quite significant and may not be covered by our insurance policies. The defense of these lawsuits could also result in continued diversion of our management’s time and attention away from business operations which could prove to be time consuming and disruptive to normal business operations. An unfavorable outcome of this litigation (such as, for example an adverse decision on appeal in the In re JDS Uniphase Corporation Securities Litigation) could lead to a material adverse effect on the Company’s financial position, liquidity or results of operations, credit ratings, and ability to access capital markets and comply with existing debt obligations.

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

Other than with respect to the risk factors below, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2007. The five risk factors below were disclosed on the Form 10-K and have been updated to provide an update on certain out-of-period adjustments, litigation risks and accounting treatment, as well as investment and outstanding convertible notes statistics as of December 29, 2007.

Failure to maintain effective internal controls may adversely affect our stock price. Out-of-period adjustments could require us to restate previously issued financial statements.

Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud. The SEC, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report by management on the effectiveness of the Company’s internal control over financial reporting in their annual reports on Form 10-K. In addition, our independent registered public accounting firm must report on the effectiveness of the internal control over financial reporting. The Company has in prior periods identified certain material weaknesses in its internal control over financial reporting. However, we believe the Company remediated those past material weaknesses, and we have not identified any material weaknesses in our internal control over financial reporting for the fiscal year ended June 30, 2007 or for the six months ended December 29, 2007. Although we review our internal control over financial reporting in order to ensure compliance with the Section 404 requirements, if our independent registered public accounting firm is not satisfied with our internal control over financial reporting or the level at which these controls are documented, designed, operated or reviewed, or if our independent registered public accounting firm interprets the requirements, rules and/or regulations differently from our interpretation, then they may issue a report that is qualified. This could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact our stock price.

In addition, we have in the past recorded, and may in the future record, “out-of-period” adjustments to our financial statements. In making such adjustments we apply the analytical framework of Staff Accounting Bulletin No. 99, “Materiality”, (“SAB 99”) to

determine whether the effect of any out-of-period adjustment to our financial statements is material and whether such adjustments, individually or in the aggregate, would require us to restate our financial statements for previous periods. Under SAB 99, companies are required to apply specified quantitative and qualitative factors to determine the "materiality" of particular adjustments. From a quantitative perspective, the amount of a company's reported profit or loss is a significant factor in the determination. In recent periods, we have reported net income at, or close to, “break-even” levels. In periods with “break-even” profitability it is mathematically more likely that such adjustments may meet the quantitative “materiality” threshold established under SAB99. This is especially the case if we continue to operate at or near “break-even” over an extended period of time so that this becomes our defacto standard of profitability. We have recorded out-of-period adjustments in the past in each instance determining that such adjustments were not material under SAB 99 analysis. In the future we may identify further out-of-period adjustments impacting our interim or annual financial statements during a period (or series of periods) when our net income or loss is at or near break-even levels. Depending upon the complete qualitative and quantitative analysis, this could result in our having to restate previously issued financial statements.

We face certain litigation risks that could harm our business.

We have had numerous lawsuits filed against us asserting various claims, including securities and ERISA class actions and stockholder derivative actions. The results of complex legal proceedings are difficult to predict. Moreover, many of the complaints filed against us do not specify the amount of damages that plaintiffs seek, and we therefore are unable to estimate the possible range of damages that might be incurred should these lawsuits be resolved against us. While we are unable to estimate the potential damages arising from such lawsuits, certain of them assert types of claims that, if resolved against us, could give rise to substantial damages. Thus, an unfavorable outcome or settlement of one or more of these lawsuits could have a material adverse effect on our financial condition, liquidity and results of operations. In particular, the plaintiffs in In re JDS Uniphase Corporation Securities Litigation claim damages that exceed the total current assets of the Company. A jury rendered a unanimous verdict in favor of the Company and the other defendants in that case on November 27, 2007, though the plaintiffs have the right to appeal the verdict. An unfavorable outcome of an appeal, if any, could have a substantial material adverse effect on the Company’s financial condition, liquidity and results of operations, credit ratings, and ability to access capital markets and comply with existing debt obligations. Even if this and other lawsuits are not resolved against us, the uncertainty and expense associated with unresolved lawsuits could seriously harm our business, financial condition and reputation. Litigation is costly, time-consuming and disruptive to normal business operations. The costs of defending these lawsuits, particularly the securities class actions and stockholder derivative actions, have been significant, will continue to be costly and may not be covered by our insurance policies. The defense of these lawsuits could also result in continued diversion of our management’s time and attention away from business operations, which could harm our business. For additional information regarding certain of the lawsuits in which we are involved, see Item 1, “Legal Proceedings,” contained in Part II of this report.

Changes in the accounting treatment of our 1% convertible debt instruments could decrease our net income and earnings per share amounts.

New or different accounting pronouncements or regulatory rulings may emerge which could impact the way we are required to account for our convertible debt instruments that would have an adverse impact on our results of operations and earnings per share amount. With respect to our 1% Senior Convertible Notes, we are required under U.S. GAAP as presently in effect to include in outstanding shares for purposes of computing earnings per share only a number of shares underlying the convertible notes that, at the end of a given quarter, have a value in excess of the outstanding principal amount of the convertible notes. This is because of the “net share settlement” feature of the convertible notes, under which we are required to pay the principal amount of the convertible notes in cash. The recently issued exposure draft from the Financial Accounting Standards Board (“FASB”), FSP ARB 14-A “Accounting for convertible debt that may be settled in cash upon conversion (including partial cash settlement)” is proposing a new method of accounting for net share settled convertible debt instruments under which the debt and equity components of the instrument would be bifurcated and accounted for separately. If the proposed position is adopted by FASB, it would increase the interest expense reported on our statement of operations and, consequently, reduce our net income and earnings per share amounts. While the recently issued exposure draft from FASB contemplated that this change would take effect for fiscal years beginning after December 15, 2007, this change has not yet been adopted and we are unable to estimate the likelihood that the proposed change will be adopted, whether it will apply to our 1% Senior Convertible Notes or the date it would be effective if adopted.

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

As of December 29, 2007, we held investments in other public and private companies and had limited funds invested in private venture funds. Such investments represented approximately $12.3 million on our Consolidated Balance Sheets at December 29, 2007. In addition to our investments in public companies, we have in the past made, and expect to continue to make, investments in privately held companies as well as venture capital investments for strategic and commercial purposes. In the past some of the private companies in which we held investments have ceased doing business and have either liquidated or have entered into bankruptcy proceedings. If the carrying value of our investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, we will be required to further write down the value of our investments, which could materially harm our results of operations or financial condition.

We sold $475 million of senior convertible notes in 2003 and $425 million of senior convertible notes in 2006, which may cause our reported earnings per share to be more volatile because of the conversion contingency features of these notes.

We issued $475 million of indebtedness in October 2003 and $425 million of indebtedness in May and June, 2006 in the form of senior convertible notes. As of December 29, 2007, $658.0 million of these notes remained outstanding. The issuance of these notes substantially increased our principal payment obligations and we may not have enough cash to repay the notes when due. The degree to which we are leveraged could materially and adversely affect our ability to successfully obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. In addition, the holders of those notes are entitled to convert those notes into shares of our common stock or a combination of cash and shares of common stock under certain circumstances which would cause dilution to our existing stockholders and lower our reported per share earnings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders (the “Annual Meeting”) was held on November 16, 2007. At the Annual Meeting, three items were voted upon:

1. The election of three Class I Directors to serve until the 2010 Annual Meeting and until their successors are elected and qualified:

(i) Bruce D. Day

(ii) Martin A. Kaplan

(iii) Kevin J. Kennedy

The Company’s directors listed below will continue in office for the remainder of their terms or earlier in accordance with the Company’s bylaws.

Class II Directors whose terms will expire in 2009:

(i) Richard E. Belluzzo

(ii) Harold L. Covert

(iii) Masood Jabbar

Class III Directors whose terms will expire in 2008:

(i) Richard T. Liebhaber

(ii) Casimir S. Skrzypczak

(iii) Kevin A. DeNuccio

2. To approve the extension of the Company’s Amended and Restated 1998 Employees Stock Purchase Plan.

3. To ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2008.

The voting results were as follows:

	For	Against	Withheld	Abstained	Broker Non-Votes
1. Directors
Bruce D. Day	171,269,784	—	7,261,191	—	—
Martin A. Kaplan	136,966,051	—	41,564,924	—	—
Kevin J. Kennedy	170,910,383	—	7,620,592	—	—
2. Approve Extension of Amended and Restated 1998 ESPP	104,587,016	2,258,303	—	1,840,731	69,844,924
3. Appointment of PricewaterhouseCoopers LLP	174,601,651	1,176,090	—	2,753,233	—

Item 5.	Other Information

As of December 29, 2007, the following executive officers and members of the Company’s Board of Directors maintained “plans” under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, for trading in shares of the Company’s common stock and/or exchangeable shares:

Chris Dewees

Kevin Kennedy

Item 6.	Exhibits

The following documents are filed as Exhibits to this report:

Exhibit No.	Exhibit Description

10.3(1)	Amended and Restated 1998 Employee Stock Purchase Plan, effective as of November 16, 2007.

10.17(2)	Employment Agreement for Kevin J. Kennedy approved and executed October 2, 2007.

10.18(3)	Form of Deferred Stock Unit Award Agreement.

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Appendix A of the Company’s Proxy Statement filed on September 28, 2007.

(2)	Incorporated by reference to Exhibit 10.17 of the Company’s Current Report on Form 8-K filed on October 9, 2007.

(3)	Incorporated by reference to Exhibit 10.18 of the Company’s Current Report on Form 8-K filed on October 9, 2007.

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

Date: February 7, 2008