Form 10-Q
period 2008-03-29
JDS UNIPHASE CORP /CA/
filed 2008-05-06
CIK 912093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒     Accelerated filer  ☐    Non-accelerated filer  ☐     Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of April 26, 2008, the Registrant had 229,831,973 shares of common stock outstanding, including 5,191,457 exchangeable shares of JDS Uniphase Canada Ltd. The par value of each share of common stock is $0.001. Each exchangeable share is exchangeable at any time into common stock on a one-for-one basis, entitles a holder to dividend and other rights economically equivalent to those of the common stock, and through a voting trust, votes at meetings of stockholders of the Registrant. The number of shares outstanding reflects a 1-for-8 reverse stock split effected by the Registrant on October 16, 2006.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

JDS UNIPHASE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Net revenue	$383.9	$361.7	$1,139.8	$1,046.1
Cost of sales	225.8	226.9	652.3	656.3
Amortization of acquired technologies	12.5	9.8	36.8	29.7

Gross profit	145.6	125.0	450.7	360.1

Operating expenses:
Research and development	47.7	43.4	140.6	126.2
Selling, general and administrative	112.2	95.7	317.9	273.1
Amortization of other intangibles	8.0	6.6	22.0	19.9
Reduction of intangibles and loss on long-lived assets	1.9	3.8	1.8	6.9
Restructuring charges	1.7	(0.1)	3.0	10.6

Total operating expenses	171.5	149.4	485.3	436.7

Loss from operations	(25.9)	(24.4)	(34.6)	(76.6)
Interest and other income	15.1	16.4	50.1	51.5
Interest expense	(2.2)	(2.1)	(6.7)	(5.1)
Gain (loss) on sale of investments	1.4	(0.1)	1.9	28.4

Income (loss) before income taxes	(11.6)	(10.2)	10.7	(1.8)
Provision (benefit) for income taxes	(5.4)	4.0	2.6	6.6

Net income (loss)	$(6.2)	$(14.2)	$8.1	$(8.4)

Net income (loss) per share
Basic	$(0.03)	$(0.07)	$0.04	$(0.04)

Diluted	$(0.03)	$(0.07)	$0.04	$(0.04)

Shares used in per share calculation
Basic	225.2	211.3	222.0	211.1

Diluted	225.2	211.3	230.3	211.1

Note: Shares used in per share calculation for basic and diluted reflect a 1-for-8 reverse stock split effected by the Company on October 16, 2006.

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share and par value data)

(unaudited)

	March 29, 2008	June 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$422.9	$362.9
Short-term investments	571.2	769.9
Restricted cash	10.4	9.9
Accounts receivable, less reserves and allowances of $5.3 at March 29, 2008 and $5.4 at June 30, 2007	281.0	264.2
Inventories	193.2	204.3
Refundable income taxes	6.4	4.7
Other current assets	52.3	44.8

Total current assets	1,537.4	1,660.7
Property, plant and equipment, net	210.3	210.5
Deferred income taxes	2.6	7.1
Goodwill	831.0	710.0
Other intangibles, net	445.5	411.5
Long-term investments	26.7	3.1
Other non-current assets	23.7	22.4

Total assets	$3,077.2	$3,025.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$119.7	$111.5
Current portion of long-term debt	158.0	—
Accrued payroll and related expenses	61.0	62.0
Income taxes payable	17.7	42.3
Deferred income taxes	2.6	2.6
Restructuring accrual	5.2	6.9
Warranty accrual	10.7	10.3
Other current liabilities	117.7	112.3

Total current liabilities	492.6	347.9

Long-term debt	425.0	808.0
Other non-current liabilities	213.2	133.9
Commitments and contingencies (Note 16, 18 and 19)
Stockholders’ equity:
Preferred Stock, $0.001 par value: Authorized shares: 1,000,000	—	—
Common Stock, $0.001 par value:
Authorized shares: 1,000,000,000	0.2	0.2
Issued and outstanding shares: 229,720,653 at March 29, 2008 and 219,012,065 at June 30, 2007
Additional paid-in capital	69,315.9	69,143.6
Accumulated deficit	(67,442.7)	(67,450.8)
Accumulated other comprehensive income	73.0	42.5

Total stockholders’ equity	1,946.4	1,735.5

Total liabilities and stockholders’ equity	$3,077.2	$3,025.3

Note: Issued and outstanding shares reflect a 1-for-8 reverse stock split effected by the Company on October 16, 2006.

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Nine Months Ended
	March 29, 2008	March 31, 2007
OPERATING ACTIVITIES:
Net income (loss)	$8.1	$(8.4)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	48.5	45.4
Asset retirement obligations and deferred rent expenses	0.5	0.6
Amortization of other intangibles	58.8	49.6
Stock-based compensation expense	36.8	22.8
Amortization of debt issuance costs	1.9	2.9
Non-cash changes in short term investments	(2.6)	(2.3)
Gain on sale of investments	(1.9)	(28.4)
Settlement of held-to-maturity debt security	—	(5.1)
Activity related to equity investments	(1.3)	—
Loss on disposal of assets, net	1.8	6.9
Gain on repurchase of debt, net	(10.0)	(1.4)
Provison for allowance for doubtful accounts and sales return allowance	(0.1)	2.3
Changes in operating assets and liabilities, net of impact of acquisitions of businesses:
Accounts receivable	(6.6)	(20.6)
Inventories	25.5	(14.8)
Other current assets	(4.4)	27.2
Accounts payable	(1.5)	(18.0)
Income taxes payable	3.8	(1.4)
Deferred taxes, net	(11.4)	(3.7)
Accrued payroll and related expenses	(4.4)	(3.7)
Other	(8.8)	(28.5)

Net cash provided by operating activities	132.7	21.4

INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(574.4)	(586.0)
Maturities and sales of investments	765.4	730.6
Changes in restricted cash	(6.4)	1.6
Acquisitions, net of cash acquired	(55.1)	(22.9)
Purchases of long term investments	(9.0)	—
Proceeds from settlement of held-to-maturity debt security	—	5.1
Purchases of property, plant and equipment	(33.8)	(64.7)
Proceeds from the sale of assets	3.5	8.8
Other assets	—	(5.1)

Net cash provided by investing activities	90.2	67.4

FINANCING ACTIVITIES:
Payments on debt and capital lease obligations	(0.2)	—
Repurchase of convertible debt	(213.8)	(13.8)
Proceeds from financing obligation	32.2	—
Proceeds from exercise of employee stock options and employee stock purchase plan	14.2	11.0

Net cash used in financing activities	(167.6)	(2.8)

Effect of exchange rate changes on cash and cash equivalents	4.7	1.7
Increase in cash and cash equivalents	60.0	87.7
Cash and cash equivalents at beginning of period	362.9	364.9

Cash and cash equivalents at end of period	$422.9	$452.6

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The financial information for the Company (or “JDSU”) as of March 29, 2008 and for the three and nine months ended March 29, 2008 and March 31, 2007 is unaudited, but includes all normal and recurring adjustments that management considers necessary for a fair statement of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures which are required by U.S. GAAP for annual financial statements are condensed or omitted pursuant to such rules and regulations. The balance sheet as of June 30, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. However, the Company believes that the disclosures are adequate to make the information not misleading. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007.

The results for the three and nine months ended March 29, 2008 may not be indicative of results for the year ending June 28, 2008 or any future periods.

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

Out of Period Adjustments

For the nine months ended March 29, 2008, the Company recorded adjustments related to revenue, cost of sales, operating expenses, income tax expense, and certain balance sheet accounts. The corrections resulted in the Company reporting $1.9 million in additional net income in the nine months ended March 29, 2008. Management and the Audit Committee believe that such amounts are not material to previously reported financial statements. These adjustments do not impact net income per share for the nine months ended March 29, 2008.

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

The components of comprehensive income (loss), net of tax, were as follows (in millions):

	Three Months Ended		Nine Months Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Net income (loss)	$(6.2)	$(14.2)	$8.1	$(8.4)
Other comprehensive income:
Net change in unrealized loss on available-for-sale investments	(0.5)	1.3	2.5	6.8
Net change in foreign currency translation gains	16.3	1.3	28.0	11.5

Net change in other comprehensive income	15.8	2.6	30.5	18.3

Comprehensive income (loss)	$9.6	$(11.6)	$38.6	$9.9

Balances for the components of accumulated other comprehensive income were as follows (in millions):

	March 29, 2008	June 30, 2007
Unrealized losses on investments	$(0.7)	$(3.2)
Foreign currency translation gains	64.8	36.8
Defined benefit obligation	8.9	8.9

Accumulated other comprehensive income	$73.0	$42.5

Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income per share (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Numerator:
Net income (loss)	$(6.2)	$(14.2)	$8.1	$(8.4)

Denominator:
Weighted-average number of common shares outstanding-basic	225.2	211.3	222.0	211.1

Incremental shares from:
Stock options and ESPP	—	—	0.9	—
Full value awards	—	—	0.9	—
Zero coupon senior convertible notes	—	—	6.5	—

Weighted-average number of common shares outstanding-diluted	225.2	211.3	230.3	211.1

Net income (loss) per share
Basic	$(0.03)	$(0.07)	$0.04	$(0.04)

Diluted	$(0.03)	$(0.07)	$0.04	$(0.04)

As the Company incurred net losses for the three months ended March 29, 2008 and three and nine months ended March 31, 2007, potential dilutive securities from stock options, the employee stock purchase plan (“ESPP”), full value awards, and the Zero Coupon Senior Convertible Notes have been excluded from the diluted net loss per share computations as their effect was deemed anti-dilutive.

As of March 29, 2008, contingently issuable shares relating to the 1% Senior Convertible Notes were also excluded in accordance with Emerging Issues Task Force Abstract No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” (“EITF 04-8”). These shares, which are represented below as potentially dilutive securities, would be included in the computation of diluted net income per share in periods when the closing price of the Company’s common stock is at least $30.30. Depending on the stock price on the conversion date, up to a maximum of approximately 14.0 million shares, subject to certain adjustments, may be issued upon conversion of the 1% Senior Convertible Notes. In addition, during the third quarter of fiscal 2008, the Company repurchased $75.0 million aggregate principal amount of the Zero Coupon Senior Convertible Notes. The repurchase and retirement of the notes reduced the number of conversion shares potentially issuable from approximately 5.9 million at December 29, 2007 to approximately 4.0 million at March 29, 2008. For additional information regarding these two notes, see “Note 10. Convertible Debt and Letters of Credit”.

The following table sets forth the weighted average potentially dilutive securities excluded from the computation because their effect would have been anti-dilutive (in millions):

	Three Months Ended		Nine Months Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Stock options, full value awards and ESPP	17.0	18.3	17.3	16.9
Zero coupon senior convertible notes	4.4	11.5	—	11.5
1% senior convertible notes	14.0	14.0	14.0	14.0

Total potentially dilutive securities	35.4	43.8	31.3	42.4

Note 2. Recent Accounting Pronouncements

SFAS No. 141(R)

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) introduces significant changes in the accounting for and reporting of business combination. SFAS 141(R) continues the movement toward the greater use of fair values in financial reporting and increased transparency through expanded disclosures. It changes how business acquisitions are accounted for and will impact financial statements at the acquisition date and in subsequent periods. Further, certain of the changes will introduce more volatility into earnings and thus may impact a company’s acquisition strategy. In addition, SFAS 141(R) will impact the acquisitions after the effective date of the Standard. SFAS 141(R) is effective for the Company beginning in fiscal year 2010. The Company is currently evaluating the impact SFAS 141(R) will have on its consolidated financial statements.

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

SFAS No. 157

In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), to provide enhanced guidance when using fair value to measure assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements. SFAS 157 applies whenever other pronouncements require or permit assets or liabilities to be measured at fair value and, while not requiring new fair value measurements, may change current practices. SFAS 157 is effective for the Company beginning in fiscal year 2009.

In February 2008, the FASB issued Staff Positions 157-1 and 157-2 (FSP 157-1 and 157-2) amending FAS 157 to exclude FASB Statement No. 13, Accounting for leases (FAS 13), and its related interpretive accounting pronouncements that address leasing transactions and delaying the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008. This change is effective for the Company beginning in fiscal year 2010. The Company is currently evaluating the impact SFAS 157 will have on its consolidated financial statements.

FSP 142-3

In April 2008, the FASB issued FASB Staff Position (FSP) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. The final FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets”. The FSP is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141 (revised 2007), “Business Combinations”, and other US generally accepted accounting principles. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact FSP 142-3 will have on its consolidated financial statements.

Note 3. Mergers and Acquisitions

Fiscal 2008 Acquisitions

American Bank Note Holographics, Inc. (“ABNH”)

In February 2008, the Company purchased ABNH, a public company, for approximately 8.7 million shares of the Company’s common stock with a market value of $110.3 million at the measurement date and $19.5 million in cash, including $1.2 million of direct transaction costs incurred in connection with the acquisition. JDSU also assumed ABNH’s employee outstanding stock options at close, valued at $11.4 million at the measurement date.

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

The purchase price was allocated on a preliminary basis as follows (in millions):

Net tangible assets acquired	$23.5
Intangible assets acquired:
Transaction card customer relationships	35.5
Secure government relationships	1.8
Proprietary know-how and trade secret	15.4
Trademark/tradename	0.3
Goodwill	65.9

Total purchase price	$142.4

The following table summarizes the components of the tangible assets acquired at fair value (in millions):

Cash	$17.0
Accounts receivable	4.1
Inventories	7.3
Property and equipment	5.3
Other assets and liabilities, net	(10.2)

Net tangible assets acquired	$23.5

The acquired intangible assets are being amortized over their estimated useful lives, which are presented in the table below:

Transaction card customer relationships	11-16 years
Secure government relationships	9 years
Proprietary know-how and trade secret	4 years
Trademark/tradename	9 years

Goodwill, which represents the excess of the purchase price over the fair value of tangible and identified intangible assets acquired, is not being amortized but will be reviewed annually for impairment, or more frequently if impairment indicators arise, in accordance with Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). In part, goodwill reflects the competitive advantages the Company expects to realize from ABNH’s standing in the optical security industry. Goodwill has been assigned to the Advanced Optical Technologies segment and is not expected to be deductible for tax purposes.

ABNH’s results of operations have been included in the Company’s consolidated financial statements subsequent to the date of acquisition. The financial information in the table below summarizes the combined results of operations of the Company and ABNH, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented:

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Pro forma net revenue	$390.9	$369.0	$1,159.8	$1,067.5
Reported net revenue	383.9	361.7	1,139.8	1,046.1
Pro forma net income (loss)	(11.5)	(13.2)	3.1	(5.8)
Pro forma net income (loss) per share
Basic	(0.05)	(0.06)	0.01	(0.03)
Diluted	(0.05)	(0.06)	0.01	(0.03)
Reported net income (loss)	(6.2)	(14.2)	8.1	(8.4)
Reported net income (loss) per share
Basic	(0.03)	(0.07)	0.04	(0.04)
Diluted	(0.03)	(0.07)	0.04	(0.04)

The unaudited, pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the merger had taken place at the beginning of each of the periods presented.

Westover Scientific Inc. (“Westover”)

In January 2008, the Company purchased Westover’s Fiber Optic Division for approximately $51.5 million in cash, including $0.8 million of direct transaction costs incurred in connection with the acquisition. JDSU also intends to acquire Westover’s affiliated manufacturing company in Fuzhou, China, which remains subject to certain regulatory approvals. JDSU expects to complete this second acquisition in the next six months.

The fiber division of Westover is a leading provider of fiber optic inspection and cleaning solutions. Westover’s products complement JDSU’s existing fiber field and lab and production test portfolio and will be included in the Communications Test and Measurement segment.

The transaction was accounted for as a purchase in accordance with FAS 141, therefore, the tangible assets acquired were recorded at fair value on the acquisition date. The preliminary allocation of the purchase price was based, in part, upon a valuation, and the estimates and assumptions used therein are subject to changes.

The purchase price was allocated on a preliminary basis as follows (in millions):

Net tangible assets acquired	$1.5
Intangible assets acquired:
Developed technology	21.7
Customer relationships	2.0
Other	0.5
Goodwill	25.8

Total purchase price	$51.5

The following table summarizes the components of the tangible assets acquired at fair value (in millions):

Inventories	$1.6
Property and equipment	0.1
Other assets and liabilities, net	(0.2)

Net tangible assets acquired	$1.5

The acquired intangible assets are being amortized over their estimated useful lives, which are presented in the table below:

Developed technology	6-12 years
Customer relationships	1-3 years
Tradename	5 years
Customer backlog	0.5 year

Goodwill, which represents the excess of the purchase price over the fair value of tangible and identified intangible assets acquired, is not being amortized but will be reviewed annually for impairment, or more frequently if impairment indicators arise, in accordance with SFAS 142. In part, goodwill reflects the competitive advantages the Company expects to realize from Westover’s standing in the fiber optic inspection and cleaning solution industry. Goodwill has been assigned to the Communications Test and Measurement segment and is not expected to be deductible for tax purposes.

Westover’s results of operations have been included in the Company’s consolidated financial statements subsequent to the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to prior period financial statements.

The former shareholders of Westover made certain representations and warranties to the Company and agreed to indemnify the Company against damages which might arise from a breach of those undertakings. As security for this indemnification obligation of the former Westover shareholders, JDSU retained approximately $5.2 million of the cash consideration, which is scheduled to be released on the twelve month anniversary of the acquisition date. This cash consideration has been included in the purchase consideration in the preliminary purchase price allocation.

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

Innocor is a provider of broadband test solutions for network equipment manufacturers. The merger strengthened JDSU’s position in the North American lab and production markets and helped grow the Company’s business in the Europe-Middle East-Africa and Asia and Pacific regions. Innocor is included in JDSU’s Communications Test and Measurement segment.

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

Picolight’s results of operations have been included in the Company’s consolidated financial statements subsequent to the date of acquisition. The financial information in the table below summarizes the combined results of operations of the Company and Picolight, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented:

(in millions, except per share data)	Three Months Ended March 31, 2007	Nine Months Ended March 31, 2007
Pro forma net revenue	$372.2	$1,083.5
Reported net revenue	361.7	1,046.1
Pro forma net loss	(17.4)	(15.6)
Pro forma net loss per share
Basic	(0.08)	(0.07)
Diluted	(0.08)	(0.07)
Reported net loss	(14.2)	(8.4)
Reported net loss per share
Basic	(0.07)	(0.04)
Diluted	(0.07)	(0.04)

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

The former shareholders of Casabyte made certain representations and warranties to the Company and agreed to indemnify the Company against damages which might arise from a breach of those undertakings. The cash consideration retained as security for this indemnification obligation of approximately $2.8 million was released on April 1, 2008.

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

Note 4. Balance Sheet and Other Details

Accounts Receivable Reserves and Allowances

The activities and balances for allowance for doubtful accounts and allowance for sales returns and other are as follows (in millions):

	June 30, 2007	Charged to Costs and Expenses	Deduction(1)	March 29, 2008
Allowance for doubtful accounts	$4.8	$0.5	$(0.6)	$4.7
Allowance for sales returns and other	0.6	0.5	(0.5)	0.6

Total accounts receivable reserves	$5.4	$1.0	$(1.1)	$5.3

(1)	Write off of uncollectible accounts, net of recoveries

Inventories

Inventories are stated at the lower of cost or market, and include material, labor, and manufacturing overhead costs. The components of inventories were as follows (in millions):

	March 29, 2008	June 30, 2007
Raw materials and purchased parts	$64.9	$76.5
Work in process	64.9	67.8
Finished goods	51.6	51.7
Deferred cost of goods sold	11.8	8.3

Total inventories	$193.2	$204.3

During the three and nine months ended March 29, 2008, the Company recorded write-downs of inventories of $4.4 million and $11.0 million, respectively. During the three and nine months ended March 31, 2007, the Company recorded write-downs of inventories of $10.0 million and $31.7 million, respectively.

The Company also consumed previously written-down inventories of $2.5 million and $9.6 million during the three and nine months ended March 29, 2008, respectively. During the three and nine months ended March 31, 2007, the Company consumed previously written-down inventories of $5.7 million and $13.5 million, respectively. In addition, the Company has an active scrap program and typically disposes of inventory that has been written down through the use of scrap dealers or physical disposal/destruction. During the three and nine months ended March 29, 2008, the Company scrapped $12.3 million and $27.8 million of fully reserved inventory, respectively. During the three and nine months ended March 31, 2007, the Company scrapped $1.8 million and $30.2 million of fully reserved inventory, respectively.

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

Property, Plant and Equipment, Net

The components of property, plant and equipment, net were as follows (in millions):

	March 29, 2008	June 30, 2007
Land	$17.4	$17.0
Buildings and improvements	42.3	37.5
Machinery and equipment	295.4	277.0
Furniture, fixtures, software and office equipment	114.4	99.9
Leasehold improvements	61.2	51.1
Construction in progress	22.0	19.9

	552.7	502.4
Less: accumulated depreciation	(342.4)	(291.9)

Property, plant and equipment, net	$210.3	$210.5

At March 29, 2008, property, plant and equipment, net included $26.0 million in land and buildings related to the Santa Rosa sale and leaseback transactions accounted for under the financing method. See “Note 5. Financing Obligation” for more detail.

During the three and nine months ended March 29, 2008, the Company recorded $16.4 million and $48.5 million, respectively, of depreciation expense. During the three and nine months ended March 31, 2007, the Company recorded $13.3 million and $45.4 million, respectively, of depreciation expense.

During the three and nine months ended March 29, 2008, the Company recorded $1.9 million and $1.8 million, respectively, of gains related to sales of property, plant and equipment, net of write-offs, primarily as a result of impairment analyses or the write-off of disposed fixed assets, excluding asset write-downs associated with restructuring activities. During the three and nine months ended March 31, 2007, the Company recorded $3.8 million and $6.9 million, respectively, of reductions in the carrying value of property, plant and equipment. See “Note 9. Reduction of Other Long-Lived Assets” for more detail.

Other Current Assets

The components of other current assets were as follows (in millions):

	March 29, 2008	June 30, 2007
Prepaid assets	$17.8	$15.9
Deferred income tax	1.5	1.1
Receivables from Fabrinet	2.2	2.5
Other receivables	25.0	18.1
Other current assets	5.8	7.2

Total other current assets	$52.3	$44.8

Other Non-Current Assets

The components of other non-current assets were as follows (in millions):

	March 29, 2008	June 30, 2007
Deposits	$4.7	$4.8
Deferred financing costs	5.4	6.8
Other	13.6	10.8

Total other non-current assets	$23.7	$22.4

Other Current Liabilities

The components of other current liabilities were as follows (in millions):

	March 29, 2008	June 30, 2007
Deferred revenue	$32.5	$29.0
Acquisition holdbacks and other related liabilities	7.5	7.7
Deferred compensation plan	6.7	8.2
VAT liabilities	6.4	4.0
Accrued expenses	54.8	53.8
Other	9.8	9.6

Total other current liabilities	$117.7	$112.3

Other Non-Current Liabilities

The components of other non-current liabilities were as follows (in millions):

	March 29, 2008	June 30, 2007
Pension accrual and post employment benefits	$95.0	$82.6
Deferred taxes	9.3	19.9
Restructuring accrual	4.9	6.6
Financing obligation	31.5	—
Non-current income taxes payable	34.0	—
Asset retirement obligations	11.6	10.4
Other	26.9	14.4

Total other non-current liabilities	$213.2	$133.9

Interest and other income

The components of interest and other income were as follows (in millions):

	Three months ended		Nine months ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Interest income	$11.1	$15.2	$39.6	$43.3
Foreign exchange gains (losses), net	0.6	1.2	1.8	4.5
Proceeds from settlement of held-to-maturity debt security	—	—	—	5.1
Gain on repurchase of zero coupon senior convertible notes	2.5	1.4	10.0	1.4
Gain on equity investments	1.1	(0.1)	1.3	—
Other income (expense), net	(0.2)	(1.3)	(2.6)	(2.8)

Total interest and other income	$15.1	$16.4	$50.1	$51.5

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

The Company has an ongoing obligation to remediate the environmental matter required by the North Coast Regional Water Quality Control Board which existed at the time of sale. Concurrent with the sale and lease back, the Company has issued an irrevocable letter of credit for $3.8 million as security for the remediation of the environmental matter that remains in effect until the issuance of a notice of no further action letter from the North Coast Regional Water Quality Control Board. In addition, the lease agreement for one building included an option to purchase at fair market value, at the end of the lease term. Due to these various forms of continuing involvement the transaction was recorded under the financing method in accordance with Statement of Financial Accounting Standards No. 98 “Accounting for Leases” (“SFAS 98”) and Statement of Financial Accounting Standards No. 66 “Accounting for Sales of Real Estate” (“SFAS 66”).

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

The guarantee of up to $3.8 million was accounted for in accordance with FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The present value of the guarantee approximates the liability of $1.3 million which was included in Other non-current liabilities as of March 29, 2008.

As of March 29, 2008, $0.4 million was included in Other current liabilities, and $31.5 million was included in the Other non-current liabilities.

As of March 29, 2008, future minimum financing payments during the initial term of the various leases are as follows (in millions):

Fiscal Years
Remainder of 2008	$0.6
2009	2.6
2010	2.6
2011	2.7
2012	2.8
2013	2.6
Thereafter	11.4

Total	$25.3

The lease payments due under the agreement reset to fair market rental rates upon the Company’s execution of the renewal options.

Note 6. Investments

Short-term Investments

As of March 29, 2008 and June 30, 2007, the Company had total short-term investments of $571.2 million and $769.9 million, respectively, primarily consisting of 1) available-for-sale securities which are debt and marketable equity securities and 2) trading securities which represent assets of a deferred compensation plan. As of March 29, 2008, the estimated fair value of available-for-sale securities and trading securities classified as short-term investments was $564.4 million and $6.8 million, respectively.

The Company’s investments in debt and marketable equity securities are primarily classified as either cash & cash equivalents or short-term investments and are included in current assets on the Consolidated Balance Sheets. During the third quarter of fiscal 2008, we reclassified approximately $13.4 million of marketable debt securities from short-term investments to long-term investments. As of March 29, 2008, the aggregate fair market value of these securities was approximately $1.6 million below amortized cost. Each of these securities is rated investment grade (BBB-/Baa3 or higher) by two or more nationally-recognized ratings agencies. The reclassification of these securities to long-term investments reflects our intent to hold these securities until they recover their value or to maturity.

The Company maintains an investment portfolio in a variety of financial instruments, including, but not limited to, U.S. government and agency bonds, corporate obligations, money market funds, asset-backed securities, and other investment-grade securities. The majority of these investments pay a fixed rate of interest. The securities in the investment portfolio are subject to market price risk due to changes in interest rates, perceived issuer creditworthiness, marketability, and other factors. The Company also owns minority equity investments in publicly-traded companies, the values of which are subject to market price volatility. These investments are generally classified as available-for-sale and, consequently, are recorded on the Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. The Company did not hold any investments in auction rate securities, mortgage backed securities, collateralized debt obligations, or variable rate demand notes at March 29, 2008.

Long-term Investments

As of March 29, 2008 and June 30, 2007, the Company had total long-term investments of $26.7 million and $3.1 million, respectively, primarily consisting of marketable debt securities and non-marketable cost and equity method investments.

During the three months ended March 29, 2008, the Company recorded a net gain on sale of investments of $1.4 million due to the sale of investments in Bayspec, IPG Photonics (“IPG”) and Nufern for gains of $0.5 million, $0.2 million and $0.4 million, respectively, and certain debt securities for a net gain of $0.3 million. During the nine months ended March 29, 2008, the Company recorded a net gain on sale of investments of $1.9 million due to the sale of investments during the third quarter of fiscal 2008 and the sale of certain debt securities for a net gain of $0.4 million and Emcore common stock for a gain of $0.1 million during the second quarter of fiscal year 2008.

During the three months ended March 31, 2007, the Company recorded net loss on sale of investments of $0.1 million primarily due to the sale of the Company’s investment in ColorLink Inc. (“ColorLink”) for a net loss of $0.1 million with total proceeds of $5.0 million. During the nine months ended March 31, 2007, the Company recorded net gains on sale of investments of $28.4 million primarily due to the sale of equity investments in IPG and Epion Corporation (“Epion”) for net gains of $25.6 million and $3.2 million, respectively, offset by a loss on sales of other long-term investments.

Note 7. Goodwill

The following table presents goodwill allocated to the reportable segments (in millions):

	March 29, 2008	June 30, 2007
Optical Communications	$201.7	$201.9
Communications Test and Measurement	502.7	447.4
Advanced Optical Technologies	94.8	28.9
All Other, Commercial Lasers	31.8	31.8

Total	$831.0	$710.0

The Company accounts for goodwill in accordance with the provisions of Statement of SFAS 142. Accordingly, the goodwill balance is not amortized but is evaluated for impairment annually as well as when circumstances indicate a possible impairment. The latest annual impairment assessment was performed during the fourth quarter of fiscal 2007. There were no events or circumstances during the three and nine months ended March 29, 2008 that indicated a further assessment was necessary.

The goodwill balance is adjusted quarterly to record the effect of currency translation adjustments.

Note 8. Other Intangibles

The following tables present details of the Company’s other intangibles (in millions):

As of March 29, 2008:	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$464.3	$(178.6)	$285.7
Other	271.0	(111.2)	159.8

Total intangibles	$735.3	$(289.8)	$445.5

As of June 30, 2007:	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$442.6	$(143.0)	$299.6
Other	193.0	(81.1)	111.9

Total intangibles	$635.6	$(224.1)	$411.5

During the three and nine months ended March 29, 2008, the Company recorded $20.5 million and $58.8 million, respectively, of amortization expense relating to other intangibles. During the three and nine months ended March 31, 2007, the Company recorded $16.4 million and $49.6 million, respectively, of amortization expense relating to other intangibles.

Based on the carrying amount of other intangibles as of March 29, 2008, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
Remainder of 2008	$19.5
2009	74.1
2010	70.0
2011	67.5
2012	64.8
Thereafter	149.6

Total amortization	$445.5

The other intangibles balance is adjusted quarterly to record the effect of currency translation adjustments.

Note 9. Reduction of Other Long-Lived Assets

During the three and nine months ended March 29, 2008, the Company recorded $1.9 million and $1.8 million, respectively, of reductions in the carrying value of its long-lived assets in accordance with SFAS 144. During the three and nine months ended March 31, 2007, the Company recorded $3.8 million and $6.9 million, respectively, of reductions in the carrying value of its long-lived assets in accordance with SFAS 144.

Assets Held and Used:

During the three and nine months ended March 29, 2008, the Company recorded an impairment charge of zero million and $0.4 million, respectively, for certain assets related to the Company’s Santa Rosa, California facility. During the three months ended March 31, 2007, no asset impairment charges were recorded. During the nine months ended March 31, 2007, the Company recorded a write-off charge of $0.8 million for certain assets related to the Company’s Santa Rosa, California facility.

Assets Held for Sale:

During the three and nine months ended March 29, 2008, the Company did not record any asset impairment charges. During the three and nine months ended March 31, 2007, the Company recorded impairment charges of zero and $0.7 million, respectively, for certain assets related to the Company’s Rochester, Minnesota facility.

Sale of Assets:

During the three and nine months ended March 29, 2008, the Company recorded a gain of $0.5 million and $1.0 million, respectively, for the sale and disposal of assets. During the three and nine months ended March 31, 2007, the Company recorded a loss of $0.1 million and a loss of $1.7 million, respectively, primarily related to the transfer of assets to Fabrinet.

Asset Disposal Other than Sale:

During the three and nine months ended March 29, 2008, the Company recorded a loss of $2.4 million and $2.4 million, respectively, for the disposal of assets related to the Singapore and Ottawa facilities. During the three and nine months ended March 31, 2007, the Company recorded a $3.7 million impairment charge related to the cancellation of an implementation of financial and manufaturing software at its Eningen, Germany facility.

Note 10. Convertible Debt and Letters of Credit

The following table presents details of the Company’s long-term debt (in millions):

	March 29, 2008	June 30, 2007
1% senior convertible notes	$425.0	$425.0
Zero coupon senior convertible notes	158.0	383.0

Total convertible debt	583.0	808.0
Less: current portion	(158.0)	—

Total long-term debt	$425.0	$808.0

Based on quoted market prices, as of March 29, 2008 and June 30, 2007, the fair market value of the 1% Senior Convertible Notes was approximately $340.7 million and $347.8 million, respectively, and the fair market value of the Zero Coupon Senior Convertible Notes was approximately $153.9 million and $354.6 million, respectively. Changes in fair market value reflect both the change in the market price of the notes and the impact of the repurchase of $225.0 million aggregate principal amount of Zero Coupon Senior Convertible Notes during the three quarters of fiscal 2008.

The Company was in compliance with all debt covenants as of March 29, 2008.

1% Senior Convertible Notes

On June 5, 2006, the Company completed an offering of $425.0 million aggregate principal amount of 1% Senior Convertible Notes due 2026. Proceeds from the notes amounted to $415.9 million after issuance costs. The $9.1 million of costs incurred in connection with the issuance of the notes were capitalized and are being amortized to interest expense on a straight-line basis for seven years which approximates the charge using the effective interest method. As of March 29, 2008, the unamortized portion of the issuance costs related to the notes was $5.4 million and was included in “Other current assets” and “Other non-current assets” on the Consolidated Balance Sheets.

Zero Coupon Senior Convertible Notes

On October 31, 2003, the Company completed the sale of $475.0 million aggregate principal amount of Zero Coupon Senior Convertible Notes due in 2010. Proceeds from the notes amounted to $462.3 million after issuance costs. The Company has the right to redeem the notes beginning November 15, 2008. Holders of the notes may require the Company to repurchase the notes on November 15, 2008. As of March 29, 2008, the zero coupon convertible notes are classified as current based on the Company’s expectation that they will be retired within one year.

During the third quarter of fiscal 2008, the Company repurchased $75.0 million aggregate principal amount of the Notes for $72.2 million in cash. In connection with the repurchase, the Company recognized a gain of $2.8 million, offset by an expense of $0.3 million related to the write-off of unamortized debt issuance costs. The net gain of $2.5 million was recognized in Interest and other income. After giving effect to the repurchase, the total amount of Zero Coupon Senior Convertible Notes outstanding as of March 29, 2008 was $158.0 million. The additional repurchase reduced the number of conversion shares potentially issuable in relation to the Zero Coupon Notes by approximately 1.9 million from approximately 5.9 million at December 29, 2007 to approximately 4.0 million at March 29, 2008.

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

The $12.7 million of costs incurred in connection with issuance of the Notes were capitalized and are being amortized to Interest expense on a straight-line basis over five years as adjusted for amounts written off in connection with note repurchases. As of March 29, 2008, the remaining unamortized issuance costs related to the outstanding notes was $0.5 million and was included in “Other current assets”.

Outstanding Letters of Credit

As of March 29, 2008, the Company had 13 standby letters of credit totalling $15.9 million.

Note 11. Restructuring

During the third quarter of fiscal 2004, the Company announced completion of the Global Realignment Program (“GRP”), which began in April 2001. That program focused on large-scale site and employee reductions. The Company continues to take advantage of opportunities to further reduce costs through targeted, customer-driven restructuring events intended to consolidate the Company and rationalize the manufacture of its products based on core competencies and cost efficiencies. Restructuring activities initiated prior to December 31, 2002 were recorded in accordance with Emerging Issues Task Force Abstracts No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF Issue 94-3”), and restructuring activities initiated after December 31, 2002 were recorded in accordance with Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) and Statement of Financial Accounting No. 112, “Employees’ Accounting for Post-employment Benefits” (“SFAS 112”). As of March 29, 2008 the Company’s total restructuring accrual was $10.1 million. During the three and nine months ended March 29, 2008, the Company incurred restructuring expenses of $1.7 million and $3.0 million, respectively. During the three and nine months ended March 31, 2007, the Company incurred restructuring adjustments of $(0.1) million and expenses of $10.6 million, respectively.

During the third quarter of fiscal 2008, the Company recorded $1.7 million in restructuring charges which included $1.6 million for severance and benefits and $0.1 million to adjust accruals on previously restructured leases. Sixty nine employees were notified for termination, 47 in manufacturing, 7 in research and development and 15 in selling, general and administrative functions. Of these notified employees, 61 were located in North America, 3 were located in Europe, 4 were located in Asia and 1 was located in South America. As of March 29, 2008, 55 of these employees have been terminated. Payments related to severance and benefits are expected to be paid off by the first quarter of fiscal 2009. In addition, the Company also recorded a lease exit charge, net of assumed sub-lease income, of $2.2 million related to the Ottawa facility that was included in Selling, general and administrative expenses. The Company also expects to record an addditional lease exit charge in the fourth quarter of fiscal 2008 of $2.0 million for the Ottawa facility. The payments related to these lease costs are expected to be paid by the third quarter of fiscal 2018.

During the second quarter of fiscal 2008, the Company recorded $0.2 million in restructuring charges which included $0.1 million for severance and benefits and $0.1 million to adjust accruals on previously restructured leases. Seventeen employees were notified for termination, 14 in manufacturing, and 3 in selling, general and administrative functions. Of these notified employees, 16 were located in North America and 1 was located in Asia. As of March 29, 2008, all of these employees have been terminated.

During the first quarter of fiscal 2008, the Company recorded $1.1 million in restructuring charges which included $1.1 million for severance and benefits, $0.2 million for manufacturing transfer cost, and $(0.2) million to adjust accruals on previously restructured leases. Forty one employees were notified for termination, 27 in manufacturing, 4 in research and development and 10 in selling, general and administrative functions. Of these notified employees, 18 were located in North America and 23 were located in Asia. As of March 29, 2008, all of these employees have been terminated.

During the fourth quarter of fiscal 2007, the Company recorded $4.1 million in restructuring charges which included $3.6 million for severance and benefits, $0.2 million for manufacturing transfer cost, and $0.3 million to adjust accruals on previously restructured leases. One hundred and eighty nine employees were notified for termination, 158 in manufacturing, 21 in research and development and 10 in selling, general and administrative functions. Of these notified employees, 185 were located in North America and 4 were located in Asia. As of March 29, 2008, 133 of these employees have been terminated. In the third quarter of fiscal 2008, the Company decided that 52 employees located in North America would not be terminated, and as a result, a restructuring accrual of $0.1 million was reversed. Remaining severance and benefits payments are expected to be paid off through the second quarter of fiscal 2009.

During the third quarter of fiscal 2007, the Company recorded $(0.1) million in restructuring adjustment which included $0.5 million for severance and benefits, $0.5 million for manufacturing transfer cost, $(1.0) million for early lease termination buyouts and $(0.1) million to adjust accruals on previously restructured leases. Thirty one employees were notified for termination, 23 in manufacturing, 6 in research and development and 2 in selling, general and administrative functions. All of these 31 notified employees were located in North America. As of March 29, 2008, all of these employee had been terminated.

During the second quarter of fiscal 2007, the Company recorded $5.5 million in restructuring charges which included $0.8 million for severance and benefits and $4.7 million for manufacturing transfer cost. Eleven employee were notified for termination, 10 in research and development and 1 in selling, general and administrative functions. All of these 11 notified employees were located in North America. As of March 29, 2008, all of these employees had been terminated. Payments related to lease costs are expected to be paid by the first quarter of fiscal 2014.

During the first quarter of fiscal 2007, the Company recorded $5.2 million in restructuring charges which included $0.7 million in expense for severance and benefits, $5.8 million for manufacturing transfer cost and $(1.3) million adjustment to reflect modified lease term on restructured facility. Ten employees were notified for termination, 1 in manufacturing, 4 in research and development and 5 in selling, general and administrative functions. All of these 10 notified employees were located in North America. As of March 29, 2008, all of these employees have been terminated.

During the second quarter of fiscal 2006, the Company recorded $14.9 million in restructuring charges which included $12.8 million in expense for severance and benefits and $2.1 million to adjust accruals on restructured leases. Eight hundred twenty nine employees were notified for termination, 709 in manufacturing, 78 in research and development and 42 in selling, general and administrative functions. Eight hundred twenty four terminated employees were located in North America and 5 in Europe. As of March 29, 2008, 813 of these employees had been terminated. Severance and benefits are scheduled to be paid through the first quarter of fiscal 2009.

The following table summarizes the Company’s restructuring activities (in millions):

	Workforce Reduction	Facilities and Equipment	Lease Costs	Restructuring Total	Other Lease Exit Costs
Accrual balance as of June 30, 2007	$4.4	$—	$9.1	$13.5	$—
Restructuring charges	1.1	0.2	(0.2)	1.1	—
Cash payments	(2.8)	(0.2)	(0.3)	(3.3)	—
Amount charged to goodwill	0.3	—	—	0.3	—

Accrual balance as of September 29, 2007	3.0	—	8.6	11.6	—
Restructuring charges	0.1	—	0.1	0.2	—
Cash payments	(1.5)	—	(0.7)	(2.2)	—

Accrual balance as of December 29, 2007	1.6	—	8.0	9.6	—
Restructuring charges	1.6	—	0.1	1.7	2.2
Cash payments/other receivable	(0.6)	—	(0.6)	(1.2)	0.9

Accrual balance as of March 29, 2008	$2.6	$—	$7.5	$10.1	$3.1

The current and non-current portions of the total restructuring accrual are as follows (in millions):

	March 29, 2008	June 30, 2007
Current	$5.2	$6.9
Non-current	4.9	6.6

Total	$10.1	$13.5

The non-current portion of the restructuring accrual is included as a component of “Other non-current liabilities” in the Company’s Consolidated Balance Sheet. In addition, restructuring expenses are not allocated to the reporting segments level.

Other lease exit cost are included in Other Liabilities as follows (in millions):

	March 29, 2008	June 30, 2007
Current	$0.4	$—
Non-current	2.7	—

Total	$3.1	$—

Note 12. Income Tax

On July 13, 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return.

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

Included in the balance of unrecognized tax benefits at July 1, 2007 are $2.9 million of tax benefits that, if recognized, would impact the effective tax rate. Also included in the balance of unrecognized tax benefits at July 1, 2007 are $9.6 million of tax benefits that, if recognized prior to July 1, 2009, would result in a decrease to goodwill recorded in purchase business combinations, and $63.9 million of tax benefits that, if recognized, would result in adjustments to the valuation allowance. During the nine months ended March 29, 2008, due to a statute of limitation expiration, the Company recognized $10.8 million of unrecognized tax benefits and a corresponding adjustment to the valuation allowance. The impact on net income reflects the liabilities for unrecognized tax benefits net of certain deferred tax assets and the federal tax benefit of state income tax items. One or more of the unrecognized tax benefits could be subject to a valuation allowance if and when recognized in a future period, which could impact the timing of any related effective tax rate benefit.

Upon adoption of FIN 48, the Company’s policy to recognize accrued interest and penalties related to unrecognized tax benefits within the income tax provision did not change. The Company had $34.5 million for the payment of interest and penalties accrued at July 1, 2007. During the nine months ended March 29, 2008, the Company reduced accrued interest and penalties by $7.3 million primarily relating to a statute of limitation expiration in a non-US jurisdiction. Due to the uncertainties related to current examinations in various jurisdictions, other changes could occur in the amount of unrecognized tax benefits during the next twelve months which cannot be estimated at this time.

The Company and its subsidiaries are subject to income tax in the U.S. as well as numerous state and foreign jurisdictions. The Company’s federal and state income tax returns for fiscal year 2003 through fiscal year 2007 remain open to examination. In addition, the Company files tax returns in multiple foreign taxing jurisdictions with open tax years ranging from fiscal year 2000 to 2007.

The Company recorded an income tax benefit of $5.4 million and an income tax expense of $2.6 million for the three and nine months ended March 29, 2008, respectively. The Company recorded an income tax expense of $4.0 million and $6.6 million for the three and nine months ended March 31, 2007, respectively.

The income tax benefit and income tax expense recorded for the three and nine months ended March 29, 2008, primarily relates to income tax in certain foreign and state jurisdictions of $1.6 million and $9.6 million, respectively, based on the Company’s forecasted pre-tax income for the year, and includes the recognition of $8.7 million of uncertain tax benefits relating to the expiration of a statute of limitations in a non-U.S. jurisdiction and the write off of $1.7 million of inventory related foreign deferred tax assets.

The income tax expense recorded for the three and nine months ended March 31, 2007 primarily relates to the income tax in certain foreign and state jurisdictions based on the Company’s forecasted pre-tax income for the year.

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

Note 13. Stock-Based Compensation

Overview

The Company provides stock option plans, employee purchase plans and Full Value Awards to its employees and directors. As of March 29, 2008, the Company had 21.0 million shares of stock options and Full Value Awards issued and outstanding mainly under the Company’s 2005 Acquisition Equity Incentive Plan (the “2005 Plan”) and Amended and Restated 2003 Equity Incentive Plan (the “2003 Plan”).

On November 14, 2006, the Company’s stockholders approved an amendment and restatement of the 2003 Plan, under which (1) 12,500,000 shares of Common Stock were added to the pool of shares reserved for issuance under the 2003 Plan and (2) all future grants of “Full Value Awards” (as defined below) will reduce the share reserve by one and one-half shares for each share subject to such Awards. Also, during the second quarter of fiscal 2007, the 1996 Non-qualified Stock Option Plan (“1996 Plan”) expired and there were no outstanding options from the 1996 Plan. As of March 29, 2008, 12.2 million shares of common stock, primarily under the 2003 Equity Incentive Plan, were available for grant.

As required by SFAS 123(R), management has made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. The impact on the Company’s results of operations of recording stock-based compensation by function for the three and nine month period ended March 29, 2008 and March 31, 2007 was as follows (in millions):

	Three Months Ended		Nine Months Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Cost of sales	$1.2	$1.0	$3.7	$3.1
Research and development	2.5	2.1	7.4	5.7
Selling, general and administrative	7.6	4.4	25.7	14.0

	$11.3	$7.5	$36.8	$22.8

Approximately $1.6 million of stock-based compensation was capitalized as inventory at March 29, 2008.

Stock Options

The exercise price for stock options is equal to the fair value of the underlying stock at the date of grant. Options generally become exercisable over a four-year period and, if not exercised, expire from five to ten years after the date of grant.

The following is a summary of options activities (in millions, except per share amounts):

	Options Outstanding
	Number Of Shares	Weighted-Average Exercise Price
Balance as of June 30, 2007	19.6	$73.65
Granted	0.1	15.29
Forfeited	(0.3)	18.17
Exercised	(0.2)	12.46
Canceled	(2.1)	148.76

Balance as of September 29, 2007	17.1	65.52
Granted	—	—
Forfeited	(0.4)	17.99
Exercised	(0.1)	12.41
Canceled	(0.5)	109.30

Balance as of December 29, 2007	16.1	65.75
Options assumed through ABNH acquisition	1.5	4.98
Granted	—	—
Forfeited	(0.2)	17.20
Exercised	(1.2)	4.47
Canceled	(0.5)	327.74

Balance as of March 29, 2008	15.7	56.50

As of March 29, 2008, $30.6 million of unrecognized stock-based compensation cost related to stock options remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 2.2 years.

Employee Stock Purchase Plan (“ESPP”)

The JDS Uniphase Corporation 1998 Employee Stock Purchase Plan, as amended (the “1998 Purchase Plan”), provides eligible employees with the opportunity to acquire an ownership interest in the Company through periodic payroll deductions at a 5% discount and with a six month look-back period. Of the 50.0 million shares authorized to be issued under the 1998 Purchase Plan, 1.7 million shares remained available for issuance as of March 29, 2008.

The expense related to the Company’s employee stock purchase plan is amortized on a straight-line basis over the relevant subscription period.

As of March 29, 2008, $0.5 million of unrecognized stock-based compensation cost related to ESPP remains to be amortized. That cost is expected to be recognized through the first quarter of fiscal 2009.

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

As of March 29, 2008, $45.0 million of unrecognized stock-based compensation cost related to Full Value Awards remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 2.3 years.

A summary of the status of the Company’s nonvested Full Value Awards as of March 29, 2008 and changes during the same period is presented below (amounts in millions, except per share amounts):

	Full Value Awards
	Number of shares	Weighted- average grant- dated fair value
Nonvested at June 30, 2007	4.4	$14.53
Awards granted	0.2	13.64
Awards vested	—	—
Awards forfeited	(0.2)	18.41

Nonvested at September 29, 2007	4.4	14.27
Awards granted	0.9	14.59
Awards vested	(0.2)	16.03
Awards forfeited	(0.2)	15.06

Nonvested at December 29, 2007	4.9	14.23
Awards granted	0.5	12.17
Awards vested	—	—
Awards forfeited	(0.1)	13.61

Nonvested at March 29, 2008	5.3	14.01

Full Value Awards are converted into shares upon vesting. Shares equivalent in value to the minimum withholding taxes liability on the vested shares are withheld by the Company for the payment. The shares retained by the Company are treated as treasury shares and are presented on the face of the Consolidated Balance Sheet.

Note 14. Employee Defined Benefit Plans

As a result of the acquisition of Acterna in August 2005, the Company sponsors qualified and non-qualified pension plans for certain employees in the United Kingdom (U.K.) and Germany. These plans have been closed to new participants and, except as required by law, are unfunded. For those employees participating in defined benefit plans, benefits are generally based upon years of service and compensation or stated amounts for each year of service. The Company’s policy for funded plans is to make contributions equal to or greater than the requirements prescribed by law in each country. In fiscal 2008, the legally mandated minimum contribution to the Company’s pension plans is expected to be $1.1 million. The funded plan assets consist primarily of managed investments.

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

The following table presents the components of the net periodic cost for the pension and benefits plans (in millions):

	Three Months Ended		Nine Months Ended
Pension Benefits	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Service cost	$—	$—	$—	$—
Interest cost	1.5	1.3	4.6	3.9
Expected return on plan assets	(0.3)	(0.3)	(1.1)	(0.9)

Net periodic benefit cost	$1.2	$1.0	$3.5	$3.0

	Three Months Ended		Nine Months Ended
Other Postretirement Benefits Plan	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Service cost	$—	$—	$—	$—
Interest cost	—	0.1	—	0.3
Expected return on plan assets	—	—	—	—

Net periodic benefit cost	$—	$0.1	$—	$0.3

Underlying both the calculation of the PBO and net periodic cost are actuarial valuations. These valuations use participant-specific information such as salary, age, years of service, and assumptions about interest rates, compensation increases and other factors. At a minimum, the Company evaluates its assumptions annually and makes changes as necessary.

The Company expects to incur cash outlays of approximately $9.7 million related to its defined benefit pension plans during fiscal 2008 to make current benefit payments and fund future obligations. As of March 29, 2008, approximately $4.2 million had been incurred. These payments have been estimated based on the same assumptions used to measure the Company’s PBO at June 30, 2007.

Note 15. Related Party Transactions

Fabrinet Co. (“Fabrinet”)

During fiscal 2007, Fabrinet, a privately held contract manufacturing company in which the Company has a long-term investment, was both a customer and supplier. The purchases and sales of items between the Company and Fabrinet have been evaluated for accounting under Emerging Issues Task Force Abstract No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products” (“EITF 01-09”). Based on this evaluation the Company determined that there is an identifiable benefit that was sufficiently separable from the customer’s purchase of the Company’s products and the fair value of that benefit was reasonably estimable in relation to sales to other third parties. As of March 29, 2008 and June 30, 2007, the carrying value of the Company’s investment in Fabrinet was $2.0 million.

The Fuzhou, China legal entities and certain assets of the Ewing and Mountain Lakes, New Jersey facilities were sold to Fabrinet in May 2005. The Company received a note of $10.7 million payable in quarterly installments over four years from Fabrinet and a receivable of $19.0 million for the inventory at Ewing and Mountain Lakes, New Jersey payable in quarterly installments over one year. At March 29, 2008, the related balance receivable from Fabrinet was $2.8 million for the note and zero for the inventory.

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

As of March 29, 2008, Fabrinet also owed the Company approximately $3.5 million representing trade accounts receivable relating to product sales.

KLA-Tencor Corporation (“KLA-Tencor”)

As of March 29, 2008 and June 30, 2007, the Chief Executive Officer of JDSU was also a member of the Board of Directors of KLA-Tencor, a publicly held company which provides process control and yield management solutions for the semiconductor manufacturing. KLA-Tencor is a customer of the Company.

Transactions and balances with the Company’s related parties were as follows (in millions):

	Three months Ended		Nine months Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007		March 29, 2008	June 30, 2007
Sales:					Receivables:
Fabrinet	$3.6	$5.1	$12.2	$15.0	Fabrinet	$6.3	$8.9
KLA-Tencor	0.5	1.2	3.3	5.1	KLA-Tencor	0.5	0.8

	$4.1	$6.3	$15.5	$20.1		$6.8	$9.7

Purchases:					Payables:
Fabrinet	$23.0	$30.8	$69.5	$118.5	Fabrinet	$12.4	$9.3
KLA-Tencor	—	—	—	—	KLA-Tencor	—	—

	$23.0	$30.8	$69.5	$118.5		$12.4	$9.3

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

Information on reportable segments is as follows (in millions):

	Three Months Ended		Nine Months Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Net revenue:
Optical Communications	$136.1	$124.2	$381.8	$386.9
Communications Test and Measurement	169.3	167.4	540.1	460.4
Advanced Optical Technologies	55.8	45.6	153.6	125.3
All Other, Commerical Lasers	23.0	24.6	65.1	73.8
Deferred revenue related to purchase accounting adjustment	(0.3)	(0.1)	(0.8)	(0.3)

Net revenue	$383.9	$361.7	$1,139.8	$1,046.1

Operating income (loss):
Optical Communications	$6.3	$(3.7)	$12.9	$(4.8)
Communications Test and Measurement	22.8	24.5	98.0	70.3
Advanced Optical Technologies	20.4	15.8	58.8	39.5
All Other, Commerical Lasers	0.9	0.5	(1.9)	4.4
Corporate	(34.5)	(33.8)	(98.5)	(93.6)

Total segment operating income	15.9	3.3	69.3	15.8
Unallocated amounts:
Stock based compensation	(11.3)	(7.5)	(36.8)	(22.8)
Acquisition-related charges and amortization of intangibles	(23.6)	(16.4)	(62.4)	(50.5)
Reduction of intangibles and other long-lived assets	(1.9)	(3.8)	(1.8)	(6.9)
Restructuring charges	(1.7)	0.1	(3.0)	(10.6)
Other realignment charges	(3.3)	(0.1)	0.1	(1.6)
Interest and other income	15.1	16.4	50.1	51.5
Interest expense	(2.2)	(2.1)	(6.7)	(5.1)
Gain on sale of investments	1.4	(0.1)	1.9	28.4

Income (loss) before income taxes	$(11.6)	$(10.2)	$10.7	$(1.8)

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of March 29, 2008 and June 30, 2007.

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

The following table presents the changes in the Company’s warranty reserve (in millions):

	Three Months Ended		Nine Months Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Balance as of beginning of period	$9.3	$9.6	$10.3	$11.5
Provision for warranty	2.7	1.4	7.1	4.3
Utilization of reserve	(2.6)	(1.2)	(3.0)	(2.2)
Adjustments related to pre-existing warranties	1.3	(0.2)	(3.7)	(4.0)

Balance as of end of period	$10.7	$9.6	$10.7	$9.6

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

The complaint in In re JDS Uniphase Corporation Securities Litigation purported to be brought on behalf of a class consisting of those who acquired the Company’s securities from October 28, 1999, through July 26, 2001, as well as on behalf of subclasses consisting of those who acquired the Company’s common stock pursuant to its acquisitions of OCLI, E-TEK, and SDL. Plaintiffs alleged that Defendants made material misstatements and omissions concerning demand for the Company’s products, improperly recognized revenue, overstated the value of inventory, and failed to timely write down goodwill. The complaint alleged various violations of the federal securities laws, specifically Sections 10(b), 14(a), 20(a), and 20A of the Securities Exchange Act of 1934 and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933. On December 21, 2005, the Court granted Plaintiffs’ motion for class certification.

A jury trial in In re JDS Uniphase Corporation Securities Litigation began on October 23, 2007. At trial, plaintiffs sought more than $20 billion in alleged damages. On November 27, 2007, the jury returned a unanimous verdict in favor of Defendants. On March 28, 2008, the Court entered a corrected final judgment in favor of Defendants. The judgment ordered that Plaintiffs recover no damages or any other form of relief, that the action was dismissed on the merits, and that Defendants were entitled to recover their costs. On the same date, the Court approved a stipulation and proposed order in which all parties agreed to not appeal the judgment or any other issue and Defendants agreed to not seek their recoverable costs from Plaintiffs.

A related securities case, Zelman v. JDS Uniphase Corp., No. C-02-4656 CW (N.D. Cal.), is purportedly brought on behalf of a class of purchasers of debt securities that were allegedly linked to the price of JDSU’s common stock. The Zelman complaint alleges that the debt securities were issued by an investment bank during the period from March 6, 2001 through July 26, 2001. The complaint names the Company and several of its former officers and directors as Defendants, alleges violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5, and seeks unspecified damages. On August 26, 2005, Defendants answered the complaint. On November 16, 2005, the Court granted Plaintiffs’ motion for class certification, which Defendants had not opposed. Fact discovery in the Zelman action is substantially complete. A case management conference is scheduled for May 13, 2008. Plaintiffs have advised Defendants that, given the outcome of In re JDS Uniphase Corporation Securities Litigation, they intend to dismiss their action with no payment to the class or to the class representatives. The parties have exchanged a draft stipulation reflecting the proposed dismissal. No trial date has been set.

On January 29, 2007, another securities action was filed in the Northern District of California against the Company, Dr. Straus, and Messrs. Muller, Abbe, and Kalkhoven. That action, Central States Southeast and Southwest Areas Pension Fund v. JDS Uniphase Corp., No. 07-0584 CW, is based on allegations similar to those made in In re JDS Uniphase Corporation Securities Litigation and asserts claims under Sections 10(b), 14(a), and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933. The Central States complaint seeks unspecified damages on behalf of a pension fund that purportedly purchased Company securities between October 28, 1999, and July 26, 2001, and elected to opt-out of participation in In re JDS Uniphase Corporation Securities Litigation. On February 14, 2007, the Central States action was deemed related to In re JDS Uniphase Corporation Securities Litigation and was assigned to Judge Claudia Wilken. A case management conference in the Central States action is scheduled for May 13, 2008, and trial is set to begin on November 9, 2009.

The Derivative Actions:

Derivative actions purporting to be brought on the Company’s behalf have been filed in state and federal courts against several of the Company’s current and former officers and directors based on the same events alleged in the securities litigation. The complaint in Corwin v. Kaplan, No. C-02-2020 CW (N.D. Cal.), asserts state law claims for breach of fiduciary duty, misappropriation of confidential information, waste of corporate assets, indemnification, and insider trading. The complaint seeks unspecified damages. In January 2005, the Court stayed the action pending resolution of In re JDS Uniphase Corporation Securities Litigation. On April 23, 2008, the Court approved the parties’ stipulation that Plaintiffs may file an amended complaint by May 9, 2008, that Defendants may move to dismiss that complaint by June 20, 2008, and that all discovery will remain stayed until Plaintiffs have satisfied the applicable pleading standards. A case management conference is scheduled for May 13, 2008.

In the California derivative action, In re JDS Uniphase Corporation Derivative Litigation, Master File No. CV806911 (Santa Clara Super. Ct.), the complaint asserts claims for breach of fiduciary duty, waste of corporate assets, abuse of control, gross mismanagement, unjust enrichment, and constructive fraud purportedly on behalf of the Company and certain of its current and former officers and directors. The complaint also asserts claims for violation of California Corporations Code Sections 25402 and 25502.5 against defendants who sold the Company’s stock and asserts claims for breach of contract, professional negligence, and negligent misrepresentation against the Company’s former auditor, Ernst & Young LLP. The complaint seeks unspecified damages. Following the verdict for Defendants in In re JDS Uniphase Corporation Securities Litigation, the Court in the California derivative action vacated all deadlines in that suit. A case management conference is scheduled for May 30, 2008. A case management conference also is set for the same date in the related shareholder inspection demand action.

In Cromas v. Straus, Civil Action No. 19580 (Del. Ch. Ct.), the Delaware derivative action, Plaintiffs filed a notice and proposed order of voluntary dismissal without prejudice on April 24, 2008. The Court entered that order on April 25, 2008. No payment was made in connection with the dismissal.

The OCLI and SDL Shareholder Actions:

Plaintiffs purporting to represent the former shareholders of OCLI and SDL have filed suit against the former directors of those companies, asserting that they breached their fiduciary duties in connection with the events alleged in the securities litigation against the Company. Plaintiffs in the OCLI action, Pang v. Dwight, No. 02-231989 (Sonoma Super. Ct.), purport to represent a class of former shareholders of OCLI who exchanged their OCLI shares for JDSU shares when JDSU acquired OCLI. The complaint names the former directors of OCLI as Defendants, asserts causes of action for breach of fiduciary duty and breach of the duty of candor, and seeks unspecified damages. On March 4, 2007, the parties signed a memorandum of understanding regarding a settlement of the OCLI action. On February 20, 2008, the Court granted final approval of the settlement. The Court dismissed the action on March 10, 2008. The Plaintiffs in the SDL action, Cook v. Scifres, Master File No. CV814824 (Santa Clara Super. Ct.), purport to represent a class of former shareholders of SDL who exchanged their SDL shares for JDSU shares when the Company acquired SDL. Plaintiffs filed an amended complaint on November 20, 2006. The complaint names the former directors of SDL as Defendants, asserts causes of action for breach of fiduciary duty and breach of the duty of disclosure, and seeks unspecified damages. On March 6, 2007, the Court overruled Defendants’ demurrer to that complaint. Defendants answered the complaint on April 6, 2007. On February 20, 2008, Plaintiffs moved to stay the SDL action pending resolution of any appeal in In re JDS Uniphase Corporation Securities Litigation. That motion is scheduled to be heard on May 16, 2008. On March 28, 2008, Defendants moved for summary judgment. That motion is scheduled to be heard on June 13, 2008. A case management conference is scheduled for May 16, 2008. Limited discovery in the SDL action has occurred and no trial date has been set in that action.

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

Plaintiffs filed a second amended complaint on June 30, 2006. Defendants answered the complaint on July 6, 2006, and JDSU asserted counterclaims for breach of contract. The Court dismissed those counterclaims on September 11, 2006. On December 15, 2006, defendants moved for summary judgment on the ground that the named plaintiffs lacked standing. On the same day, plaintiffs moved for class certification. On April 24, 2007, the Court denied defendants’ motion for summary judgment as to plaintiff Douglas Pettit, deferred ruling on the motion for summary judgment as to plaintiff Eric Carey, and deferred ruling on plaintiffs’ motion for class certification. Both sides have taken discovery. Following the verdict for defendants in In re JDS Uniphase Corporation Securities Litigation, the court in the ERISA action vacated all existing deadlines, set a schedule for briefing a summary judgment motion based on collateral estoppel issues, and stayed discovery pending resolution of that motion. Defendants moved for summary judgement on collateral estoppel issues on May 2, 2008.

The Company believes that the factual allegations and circumstances underlying these securities actions, derivative actions, the OCLI and SDL class actions, and the ERISA class actions are without merit. The expense of defending these lawsuits has been costly, will continue to be costly, and could be quite significant and may not be covered by our insurance policies. The defense of these lawsuits could also result in continued diversion of our management’s time and attention away from business operations which could prove to be time consuming and disruptive to normal business operations. An unfavorable outcome of this litigation could lead to a material adverse effect on the Company’s financial position, liquidity or results of operations, credit ratings, and ability to access capital markets and comply with existing debt obligations.

The Litton Action:

A patent infringement action entitled Board of Trustees of the Leland Stanford Junior University, et al., vs. Tyco International Ltd., et al., Case No. CV-00-10584-TJH-(RC), is pending in the District Court for the Central District of California against the Company. Plaintiffs filed the original complaint in October 2000, and subsequently filed and served an amended complaint on the Company in April 2003. The amended complaint alleges that the Company infringed an optical amplifier patent, U.S. Patent No. 4,859,016 (“the ‘016 patent”), that is co-owned by Litton Corporation and Stanford University. The amended complaint alleges that the Company willfully infringed the ‘016 patent and seeks an unspecified amount of damages, treble damages, and attorney fees.

In October 2003, the case was stayed by the Court pending reexamination of the ‘016 patent by the U.S. Patent Office. The reexamination was completed in 2007, and the stay was subsequently lifted by the Court in June 2007. The Company filed a subsequent reexamination request, which was granted by the U.S. Patent Office in January 2008. The Company filed a motion to stay the case with the Court, but that motion was denied in December 2007.

On March 7, 2008, the Company moved for summary judgment on the ground that the ‘016 patent expired in 1997, six years prior to the date of expiration alleged by Plaintiffs. The motion is currently pending. The case is currently progressing toward trial with fact discovery and expert discovery deadlines in April and June 2008 respectively. A pre-trial conference is scheduled for June 23, 2008.

The Company believes that it has valid defenses to the lawsuit and intends to defend itself vigorously. The expense of defending this lawsuit has been and will continue to be costly, and could also result in diversion of our management’s time and attention from business operations. In the event it is determined that the ‘016 patent is valid and is infringed by the Company’s optical amplifiers, a judgment against the Company could have a significant negative impact on the Company’s financial position.

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

Note 20. Subsequent Events

Repurchase of Zero Coupon Senior Convertible Notes

During April 2008, the Company repurchased an additional $75.0 million aggregate principal amount of the Zero Coupon Senior Convertible Notes for $73.6 million in cash. This additional repurchase reduced the total amount of Zero Coupon Notes outstanding to $83.0 million and reduced the number of conversion shares potentially issuable in relation to the Zero Coupon Notes by approximately 1.9 million shares to approximately 2.1 million shares. In connection with the repurchase, the Company will recognize a gain of approximately $1.4 million, net of the write-off of debt issuance costs, in the fourth quarter of fiscal year 2008.

Nortel Securities Litigation

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

In December 2007, the Company was notified by the settlement administrator that its Proof of Claim and Release submitted in relation to the case had been accepted. The distribution of cash and common shares to participants in the settlement was approved by the U.S. District Court for the Southern District of New York, the Ontario Superior Court, the Quebec Superior Court and the British Columbia Supreme Court in March and April of 2008. While no gain has been recognized in the financial statements as of March 29, 2008, based on information currently available the Company expects to receive approximately $60 million in cash and shares of Nortel common stock in the fourth quarter of fiscal year 2008. This amount may change based on factors outside of our control including fluctuations in the share price of Nortel common stock and various administrative and legal fees that will affect the size of the total settlement amount. In early May 2008, the Company entered into agreements to manage the price risk associated with the common shares to be received pursuant to the settlement.

Receipt of Internal Revenue Service (IRS) Private Letter Ruling

On April 22, 2008, the Company received a favorable IRS ruling to treat one of the Company’s subsidiaries as a disregarded entity. The Company estimates that the ruling will result in the recognition of an income tax benefit in the range of $0.2 million to $1.5 million during the fourth quarter of the current fiscal year.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q which are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. A forward-looking statement may contain words such as “anticipates that,” “believes,” “can impact,” “continue to,” “estimates,” “expects to,” “intends,” “may,” “plans,” “potential,” “projects,” “to be,” “will be,” “will continue to be,” “continuing,” “ongoing,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements regarding: our belief that adjustments related to cost of sales, operating expense, interest expense, other income and certain balance sheet adjustments are not material to previously reported financial statements; our expectation that we will not be able to deduct the goodwill related to our acquisition of ABNH in our Advanced Optical Technologies segment nor the goodwill related to our acquisition of Westover in our Communications Test and Measurement segment for tax purposes; our intention and expectation to acquire an affiliated manufacturing company of Westover in Fuzhou, China and complete the acquisition in the next six months; our belief that our current process for writing down inventory appropriately balances the risk in the marketplace with a fair representation of the realizable value of the Company’s inventory; our expectation that there will not be a significant change to the total amount of unrecognized tax benefits in the next twelve months; our expectation that payments related to lease costs will be paid through fiscal 2014; our expectation that payments related to severance and benefits will be paid off in fiscal 2009; our belief that deferred tax assets will not be realized; our expectation to amortize $30.6 million of unrecognized estimated stock based compensation expense related to stock option activity over a period of 2.2 years; our expectation to amortize $0.5 million of stock based compensation cost related to our ESPP in the first quarter of fiscal 2009; our expectation that the Full Value Awards will vest over one to four years except with respect to performance conditions; our expectation to amortize $45.0 million of unrecognized stock based compensation expense related to Full Value Awards over an estimated amortization period of 2.3 years; our expectation to contribute $1.1 million to the Company’s pension plans in fiscal 2008; our expectation to incur cash outlays of approximately $9.7 million related to our defined benefit pension plan; our expectation to receive an unspecified amount of cash and unspecified amount of shares of Nortel common stock related to the Nortel I Securities Litigation; our belief that the ultimate outcome of the Dutch and Texas tax audits will not have a material adverse effect on our financial position, cash flows or overall trends in results in operations; our expectation that the Company’s potential tax liability related to a Dutch wage tax audit and a Texas franchise tax audit will be from zero to $46.2 million, plus interest and penalties; management’s belief that the factual allegations and circumstances underlying the securities actions, derivative actions, the OCLI and SDL class actions, the ERISA class action and Litton action are without merit; management’s belief that resolving the claims against the Company, individually or in the aggregate, will not have a material adverse impact on its financial position, results of operations or statement of cash flow; our expectation that we will continue to encounter a number of industry and market structural risks and uncertainties that will limit our business climate and market visibility; our expectation that the current trend of consolidation in the communications industry will continue; our expectation that risks related to manufacturing transitions of our North American assembly manufacturing program will diminish over the next several quarters; our expectation that the introduction of new products will continue to incur higher start-up costs and increased yield and product quality risk among other issues; our belief that investment in research and development (“R&D”) is critical to attaining our strategic objectives; our continued efforts to reduce total operating spending; our intention to continue to address our selling, general and administrative (“SG&A”) expenses and reduce these expenses as and when opportunities arise; our expectations regarding future SG&A expenses; our expectation that none of the non-core SG&A expenses will have a material adverse impact on our financial condition; our plan to continue to take advantage of opportunities to further reduce costs through targeted, customer-driven restructuring events; our belief that the Company has strengthened its business model by expanding our addressable market, customer base, and expertise, diversifying our product portfolio and fortifying our core businesses through acquisitions as well as through organic initiatives; our expectation that restructuring estimates related to sublease income or lease settlements are subject to change; our plan to leverage our global direct sales organization and other distribution channels to increase Casabyte’s penetration into international markets; our assumptions related to pension and postretirement benefits; our estimate that our projected benefit obligations ranges between $5.4 million and $6.7 million per year and our plan to make a supplemental contribution of approximately $4.0 million to the Company’s U.K. pension plan in June of 2008; our belief that our assumptions related to discount rate movements in connection with calculating benefit costs are conservative; our belief that our existing cash balances and investments will be sufficient to meet our liquidity and capital spending requirements at least through the next 12 months; our expectation that gains and losses on derivatives will be offset by re-measurement gains and losses on the foreign currency dominated assets and liabilities; and our expectation to continue to make investments in privately held companies as well as venture capital investments for strategic and commercial purposes.

Management cautions that forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in such forward-looking statements. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, including, without limitation, the following: incorrect assumptions about the affect of adjustments in cost of sales, operating expense, interest expense, other income and certain balance sheet adjustments to previously reported financial statements; inability to accurately predict the quantity of goodwill associated with our acquisitions of ABNH and Westover; inability to obtain the necessary regulatory approvals related to our acquisition of an affiliated manufacturing company in Fuzhou, China; delays due to the inability to obtain regulatory approvals during the next six months; inability to accurately quantify the life cycles of our products which impacts inventory estimates; inaccurate estimates related to payments of severance and benefits to terminated employees; inability to predict whether the Company will be obligated to pay contingent cash consideration related to the Company’s acquisitions in fiscal 2007; inaccurate estimates related to lease costs to be paid in the first fiscal quarter of 2014; inability to accurately predict the extent to which deferred tax assets and benefits will be realized; difficulty in estimating the amortization period of stock based compensation expense of stock option activity and our ESPP; difficulty in predicting the amortization period of Full Value Awards and the vesting period of the Full Value Awards; inability to accurately predict the amount of money the Company must contribute to its pension plans as legally mandated; inability to accurately predict cash outlays related to defined benefit pension plan; inability to accurately predict the closing dates of the Company’s acquisitions; inaccurate assessment of our tax liability as a result of acquisitions and tax audits; inherent uncertainty surrounding the litigation process and the fact that litigation could result in substantial cost and diversion of our management’s attention; inability to accurately predict pricing pressures, changes to our customer base, the strength of our competition in Asia, product mix variability, seasonal buying patterns and excess device manufacturing capacity; inaccurate estimates related to necessary adjustments due to tax examinations; delays in introducing new product programs; unexpected interruptions in manufacturing new products; inability to accurately predict market acceptance of new products; lack of resources set aside for investment in R&D; unanticipated SG&A expenses and inaccuracies as to the impact of SG&A expenses on the Company’s financial condition; failure to reduce manufacturing costs through restructuring efforts; inherent difficulties in predicting lease settlements and income from subleases; inability to successfully implement strategic opportunities and expand our customer base, expertise and diversify our product portfolio; unanticipated complications with our acquisitions that weaken our core business; inability to grow through organic initiatives; unrealized customer and market penetration resulting from our recent acquisitions; difficulties in quantifying the Company’s obligation to contribute funds to pension and post-retirement benefits plans of acquired subsidiaries; changes in actuarial assumptions; and inherent unpredictability related to the valuation of foreign currencies, inability to divert cash from R&D or other operational expenses for investment purposes in private companies or venture capital investments; and other factors set forth in “Risk Factors” and elsewhere herein. Further, our future business, financial condition and results of operations could differ materially from those anticipated by such forward-looking statements and are subject to risks and uncertainties including the risks set forth above and in Part II, Item 1A “Risk Factors” set forth in this Form 10-Q. Moreover, neither we assume nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. Forward-looking statements are made only as of the date of this Report and subsequent facts or circumstances may contradict, obviate, undermine or otherwise fail to support or substantiate such statements. We are under no duty to update any of the forward-looking statements after the date of this Form 10-Q to conform such statements to actual results or to changes in our expectations.

In addition, Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the year ended June 30, 2007.

OUR INDUSTRIES AND QUARTERLY DEVELOPMENTS

JDS Uniphase Corporation (JDSU) is a leading provider of communications test and measurement solutions and optical products for the telecommunications industry, which includes service providers, cable operators, and network equipment manufacturers. JDSU innovation and its portfolio of solutions, also enable other essential industries and applications, including biomedical and environmental instrumentation, semiconductor, visual display, brand protection, aerospace and defense, and decorative coatings.

To serve our markets, we operate in business segments: Optical Communications, Communications Test and Measurement, Advanced Optical Technologies, and Commercial Lasers, which includes our Photonic Power group.

Optical Communications

The Optical Communications business segment provides the broadest portfolio of components, modules, and subsystems in the industry to support customers in two market segments: telecommunications, including access, metro, long-haul, and submarine networks; and enterprise data communications, including storage access networks (SANs), local area networks (LANs), and Ethernet wide-area networks (WANs). Our customers manufacture network equipment used for the transmission, transport and receiving of video, audio, and text data encoded in optical signals over high-capacity fiber optic cables.

In addition, we provide the industry’s most comprehensive portfolio of optical communications solutions required to build and maintain agile optical networks (AONs). An AON is designed to be dynamically and remotely reconfigurable to quickly and easily meet changes in network traffic patterns and demand. AONs enable communication service providers to accelerate triple-play (voice, video, and data) service deployment to their customers, and deliver advanced wavelength applications at decreased cost.

Prominent JDSU customers for optical communications solutions include ADVA, Alcatel-Lucent, Brocade, Ciena, Cisco Systems, Ericsson, Fujitsu, Hewlett-Packard, Huawei, Nokia Siemens Networks, Nortel, and Tellabs.

Communications Test and Measurement

We provide instruments, service assurance systems and services for communications network operators and equipment manufacturers that deliver and/or operate broadband/IP networks (cable, fixed and mobile) deploying triple- and quad-play services (IPTV, VoIP, xDSL, and FTTx). Our solutions help accelerate the deployment of new services, lower operating expenses, improve quality, reduce customer turnover, and increase productivity across each critical phase of the network lifecycle, including R&D, production, deployment, and service assurance. We enable the effective management of services, such as VoIP and IPTV, by providing visibility into the end-user experience. We also provide repair, calibration, instrument management, and other services to aid our customers in the rapid deployment and repair of networks and services. JDSU test solutions address lab and production (capacity expansion, 40G), field service (triple-play deployments for cable, telecom, FTTx, and home networking), and service assurance (quality of experience, or QoE, for Ethernet and IP services, including cable, wireless and fixed/telecom networks).

Our customers for communications test and measurement solutions include the world’s largest communications service providers, communications equipment manufacturers, government organizations, and large corporate customers. This includes all major telecom and cable operators, such as AT&T, Bell Canada, British Telecom, China Telecom, Comcast, Deutsche Telecom, France Telecom, Telefonica, Telmex, TimeWarner, Verizon, and many others. Our test and measurement customers also include many of the network equipment manufacturers served by our optical communications group, including Alcatel-Lucent, Ciena, Cisco Systems, Fujitsu, Huawei, Norkia Siemens Networks, Nortel, Motorola.

Advanced Optical Technologies

The Advanced Optical Technologies (AOT) business segment consists of the Custom Optics Product Group (COPG), which produces precise, high-performance optical thin film coatings for a variety of applications; the Authentication Solutions Group (ASG), a comprehensive supplier of integrated, overt and covert optical security solutions, including brand protection, anticounterfeiting, and document authentication solutions; and the Flex Products Group, which provides innovative solutions for decorative applications, as well as support for currency customers and specialty applications such as window films.

COPG, with expertise derived from several decades of experience in thin film coatings, focuses on using optical and material technologies to manage light and/or color effects to develop innovative solutions for a variety of markets. COPG provides optical coatings that are used in the biotechnology, entertainment and aerospace industries for applications such as analytical and diagnostic equipment; defense applications, like electronic countermeasures, night-vision products, and avionics components; and space exploration and satellite communication.

ASG provides product security technologies that enable customized, multilayer security solutions. These solutions include, holography, flexible aesthetics, and high-quality commercial labeling for a variety of products: high-value government documents, transaction cards, product authentication, security packaging, pharmaceutical, consumer electronics, and other commercial goods.

Flex Products Group provides innovative, optically based, color-shifting solutions used in the decorative packaging industry. In addition, Flex Products offer unique decorative solutions for product finishes and packaging, resulting in bold custom colors and stunning visual effects that can be applied to a wide variety of substrates in a broad range of consumer products. It also provides protection solutions for currencies used in approximately 100 countries.

Customers for our AOT business segment include Agilent, BAE Systems, Dolby, Eastman Kodak, ITT, Mitsubishi, Nike, Northrup Grumman, SICPA, Siemens Medical, and Toshiba. Some of the countries using our technology to protect their currency include China, the European Union, and the United States. Leading pharmaceutical companies worldwide also use JDSU solutions to protect their brands. Customers for JDSU decorative product differentiation solutions include BASF, DuPont, and PPG.

Commercial Lasers

We are an industry leader in developing high-performance laser solutions—from ultraviolet (UV) to infrared (IR), including the solid-state, fiber, and gas laser markets. Our portfolio of laser products includes components and subsystems used in a wide variety of original equipment manufacturer (OEM) applications from low- to high-power output, UV, visible and IR wavelengths. This broad portfolio addresses the needs of our customers in markets and applications such as biotechnology, semiconductor manufacturing, and materials processing.

Our lasers customers include Applied Biosystems, ASML, Beckman Coulter, Disco, Eastman Kodak, Electro Scientific Instruments, General Dynamics, Hitachi, KLA Tencor, Northrup Grumman, Panasonic, and Sony.

Photonic Power

Photonic Power is part of our Commercial Lasers business unit. Traditional power provided over copper cables is susceptible to radio frequency (RF) and electromagnetic interference (EMI). Photonic power is immune to RF and EMI, is lighter, generates less heat, and is spark-free. We are a pioneer in this emerging market. This innovative power delivery system can be used to drive sensors, gauges, actuators, low-power communications devices, nanotechnology, microelectromechanical (MEM) systems, and innumerable other electronic devices. The isolated nature of the power delivery makes it ideal for applications that require a spark-free environment or that are operating under high levels of RF, EMI, voltage, or other harsh environmental conditions. Power is provided without contributing any adverse effects. This technology can be used in an ever-increasing number of industries, including remote sensors for medical, energy, defense, aerospace, wireless communications, and industrial applications.

Major business developments during the third quarter of fiscal 2008 include:

•

Net revenue in the third quarter of fiscal 2008 increased 6%, or $22.2 million, to $383.9 million from $361.7 million in the third quarter of fiscal 2007. Net revenue in the third quarter of fiscal 2008 consisted of $136.1 million, or approximately 35% of net revenue, from Optical Communications, $169.3 million, or approximately 44% of net revenue, from Communications Test and Measurement, $55.8 million, or approximately 15% of net revenue, from Advanced Optical Technologies, and $23.0 million, or approximately 6% of net revenue, from Commercial Lasers and other.

•

Gross profit as a percentage of net revenue in the third quarter of fiscal 2008 increased to 38% from 35% in the same quarter a year ago. The improvement in gross margin was primarily related to the increased gross profit of

Communications Test and Measurement segment, mostly from increase in margins in the field services business, and a better product mix, with higher margin products representing a higher share of revenue, and the acquisitions of Casabyte and Innocor.

•

Our combined research and development (“R&D”) and selling, general and administrative (“SG&A”) expenses, as a percent of net revenue increased to 42% in the third quarter of fiscal 2008 from 38% in the same quarter a year ago.

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 141(R)

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) introduces significant changes in the accounting for and reporting of business combination. SFAS 141(R) continues the movement toward the greater use of fair values in financial reporting and increased transparency through expanded disclosures. It changes how business acquisitions are accounted for and will impact financial statements at the acquisition date and in subsequent periods. Further, certain of the changes will introduce more volatility into earnings and thus may impact a company’s acquisition strategy. In addition, SFAS 141(R) will impact the acquisitions that close after the effective date of the Standard. SFAS 141(R) is effective beginning in fiscal year 2010. We are currently evaluating the impact SFAS 141(R) will have on our consolidated financial statements.

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

SFAS No. 157

In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), to provide enhanced guidance when using fair value to measure assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 applies whenever other pronouncements require or permit assets or liabilities to be measured at fair value and, while not requiring new fair value measurements, may change current practices. SFAS 157 is effective for us beginning in fiscal year 2009.

In February 2008, the FASB issued Staff Positions 157-1 and 157-2 (FSP 157-1 and 157-2) amending FAS 157 to exclude FASB Statement No. 13, Accounting for Leases (FAS 13), and its related interpretive accounting pronouncements that address leasing transactions and delaying the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008. This change is effective for us beginning in fiscal year 2010. We are currently evaluating the impact SFAS 157 will have on our consolidated financial statements.

FSP 142-3

In April 2008, the FASB issued FASB Staff Position (FSP) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. The final FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets”. The FSP is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141 (revised 2007), “Business Combinations”, and other US generally accepted accounting principles. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are currently evaluating the impact FSP 142-3 will have on its consolidated financial statements.

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

OUT OF PERIOD ADJUSTMENTS

For the nine months ended March 29, 2008, we recorded adjustments related to revenue, cost of sales, operating expenses, income tax expense, and certain balance sheet accounts. The corrections resulted in $1.9 million in additional net income in the nine months ended March 29, 2008. Management and the Audit Committee believe that such amounts are not material to previously reported financial statements. These adjustments do not impact net income per share for the nine months ended March 29, 2008

For the three months ended March 31, 2007, we recorded adjustments related to cost of sales, operating expenses, and certain balance sheet adjustments. The corrections resulted in $1.0 million additional losses before income taxes related to prior quarters. Management and the Audit Committee believe that such amounts are not material to previously reported financial statements. These adjustments increased the net loss per share by $0.01 for the three months ended March 31, 2007.

For the nine months ended March 31, 2007, we recorded adjustments related to cost of sales, operating expense, interest expense, other income and certain balance sheet related adjustments. The corrections resulted in $2.8 million additional losses related to prior fiscal years. Management and the Audit Committee believe that such amounts are not material to previously reported financial statements. These adjustments increased net loss per share by $0.02 for the nine months ended March 31, 2007.

RESULTS OF OPERATIONS

The results of operations for the current period are not necessarily indicative of results to be expected for future years. The following table summarizes selected Consolidated Statement of Operations items (in millions, except for percentages):

	Three Months Ended				Nine Months Ended
	March 29, 2008	March 31, 2007	Change	Percentage Change	March 29, 2008	March 31, 2007	Change	Percentage Change
Net revenue	$383.9	$361.7	$22.2	6%	$1,139.8	$1,046.1	$93.7	9%
Gross profit	145.6	125.0	20.6	16%	450.7	360.1	90.6	25%
Percentage of net revenue	38%	35%			40%	34%
Research and development	47.7	43.4	4.3	10%	140.6	126.2	14.4	11%
Percentage of net revenue	12%	12%			12%	12%
Selling, general and administrative	112.2	95.7	16.5	17%	317.9	273.1	44.8	16%
Percentage of net revenue	29%	26%			28%	26%
Amortization of other intangibles	8.0	6.6	1.4	21%	22.0	19.9	2.1	11%
Percentage of net revenue	2%	2%			2%	2%
Reduction of other long-lived assets	1.9	3.8	(1.9)	-50%	1.8	6.9	(5.1)	-74%
Percentage of net revenue	0%	1%			0%	1%
Restructuring charges	1.7	(0.1)	1.8	-1800%	3.0	10.6	(7.6)	-72%
Percentage of net revenue	0%	0%			0%	1%

Net revenue in three months ended March 29, 2008 increased 6%, or $22.2 million, to $383.9 million from $361.7 million in the comparable period a year ago. Net revenue for the nine months ended March 29, 2008 increased 9%, or $93.7 million, to $1,139.8 million from $1,046.1 million in the comparable period a year ago. The increase in revenues for the three months ended March 29, 2008 is primarily due to an increase in our Optical Communications business particularly for Tunable Transmission Modules and Agile Optical Network products. Additionally, the Communications Test and Measurement and Advanced Optical Technologies businesses both realized acquisition related gains coupled with increased demand for our Document Authentication products. The increase in revenue for the nine months ended March 29, 2008 is primarily due to strong gains in Field Services, Telecom Field Service products and Fiber Optics products within the Communications Test and Measurement business. Our Advanced Optical Technologies business increased due to continued demand for our Document Authentication and Visual products. Acquisition related gains for both businesses further contributed to this increase. However, the revenue increase was partially offset by declines in our Integrated Photonics products within the Optical Communications business and reduced demand for Lasers products.

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

Gross Profit

Gross profit in the three months ended March 29, 2008 increased 16%, or $20.6 million, to $145.6 million from $125.0 million in the same period a year ago. The increase is primarily due to overall higher sales and gross profit increases in our Communications Test and Measurement segment, mostly from increased margins in the field services business and fiber optics with overall better product mix, with higher margin products representing a higher share of revenues. Gross profit also increased in the Optical Communications segment due to better product mix, cost containment efforts, improved yield and manufacturing efficiencies. This increase in gross profit was partially offset by a small increase in amortization expense of acquired developed technologies, purchase accounting adjustments recognized in fiscal 2007 and 2008. Gross profit excluding amortization expense of acquired developed technologies in the third quarter of fiscal 2008 increased 17%, or $23.3 million, to $158.1 million from $134.8 million in the third quarter of fiscal 2007.

Gross profit in the nine months ended March 29, 2008 increased 25%, or $90.6 million, to $450.7 million from $360.1 million in the comparable period in the prior year primarily due to revenue growth and the margin improvements discussed above. Gross profit excluding amortization expense of acquired developed technologies in the nine months ended March 29, 2008 increased 25%, or $97.7 million, to $487.5 million from $389.8 million in the nine months ended March 31, 2007.

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

Research and Development (“R&D”) and Selling, General and Administrative (“SG&A”)

R&D and SG&A expenses for three months ended March 29, 2008 increased 15%, or $20.8 million to $159.9 million, from $139.1 million in the same period a year ago. R&D and SG&A expenses for the nine months ended March 29, 2008 increased 15%, or $59.2 million to $458.5 million, from $399.3 million in the same period a year ago. The increase for the three and nine months ended March 29, 2008 is primarily due to increased selling expense on higher revenues, the inclusion of Casabyte, Test-Um, Innocor, Picolight, Westover and ABNH acquisitions as well as increased investment in new platforms and products.

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

Amortization of Other Intangibles

Amortization of other intangibles for the three months ended March 29, 2008 increased 3%, or $4.1 million, to $20.5 million from $16.4 million in the same quarter a year ago. Amortization of other intangibles for the nine months ended March 29, 2008 increased 19%, or $9.2 million, to $58.8 million from $49.6 million in the same period a year ago. The increase is primarily due to the increase in our intangible assets subject to amortization as a result of our acquisitions of Casabyte, Innocor and Picolight in fiscal 2007 and ABNH and Westover in fiscal 2008.

Based on the carrying amount of other intangibles as of March 29, 2008, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
Remainder of 2008	$19.5
2009	74.1
2010	70.0
2011	67.5
2012	64.8
Thereafter	149.6

Total amortization	$445.5

The other intangibles balance is adjusted quarterly to record the effect of currency translation adjustments.

Reduction of Other Long-Lived Assets

During the three and nine months ended March 29, 2008, we recorded $1.9 million and $1.8 million, respectively, of reductions in the carrying value of the long-lived assets in accordance with SFAS 144. During the three and nine months ended March 31, 2007, we recorded $3.8 million and $6.9 million, respectively, of reductions in the carrying value of the long-lived assets in accordance with SFAS 144.

Assets Held and Used:

During the three and nine months ended March 29, 2008, we recorded an impairment charge of zero million and $0.4 million, respectively, for certain assets related to our Santa Rosa, California facility. During the three months ended March 31, 2007, no asset impairment charges were recorded. During the nine months ended March 31, 2007, we recorded a write-off charge of $0.8 million for certain assets related to our Santa Rosa, California facility.

Assets Held for Sale:

During the three and nine months ended March 29, 2008, we did not record any asset impairment charges. During the three and nine months ended March 31, 2007, we recorded impairment charges of zero and $0.7 million, respectively, for certain assets related to the our Rochester, Minnesota facility.

Sale of Assets:

During the three and nine months ended March 29, 2008, we recorded a gain of $0.5 million and $1.0 million, respectively, for the sale and disposal of assets. During the three and nine months ended March 31, 2007, we recorded a loss of $0.1 million and a loss of $1.7 million, respectively, primarily related to the transfer of assets to Fabrinet.

Asset Disposal Other than Sale:

During the three and nine months ended March 29, 2008, we recorded a loss of $2.4 million and $2.4 million, respectively, for the disposal of assets related to the Singapore and Ottawa facilities. During the three and nine months ended March 31, 2007, we recorded a $3.7 million impairment charge related to the cancellation of an implementation of financial and manufacturing software at our Eningen, Germany facility.

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

During the third quarter of fiscal 2008, we recorded $1.7 million in restructuring charges which included $1.6 million for severance and benefits and $0.1 million to adjust accruals on previously restructured leases. Sixty nine employees were notified for termination, 47 in manufacturing, 7 in research and development and 15 in selling, general and administrative functions. Of these notified employees, 61 were located in North America, 3 were located in Europe, 4 were located in Asia, and 1 was located in South America. As of March 29, 2008, 55 of these employees have been terminated. Payments related to severance and benefits are expected to be paid off by the first quarter of fiscal 2009. In addition, we also recorded a lease exit charge, net of assumed sub-lease income, of $2.2 million related to the Ottawa facility that was included in Selling, general and administrative expenses. We also expect to record an additional lease exit charge in the fourth quarter of fiscal 2008 for $2.0 million for the Ottawa facility. The payments related to these lease costs are expected to be paid by the third quarter of fiscal 2018.

During the second quarter of fiscal 2008, we recorded $0.2 million in restructuring charges which included $0.1 million for severance and benefits and $0.1 million to adjust accruals on previously restructured leases. Seventeen employees were notified for termination, 14 in manufacturing, and 3 in selling, general and administrative functions. Of these notified employees, 16 were located in North America and 1 was located in Asia. As of March 29, 2008, all of these employees have been terminated.

During the first quarter of fiscal 2008, we recorded $1.1 million in restructuring charges which included $1.1 million for severance and benefits, $0.2 million for manufacturing transfer cost, and $(0.2) million to adjust accruals on previously restructured leases. Forty one employees were notified for termination, 27 in manufacturing, 4 in research and development and 10 in selling, general and administrative functions. Of these notified employees, 18 were located in North America and 23 were located in Asia. As of March 29, 2008, all of these employees have been terminated.

During the fourth quarter of fiscal 2007, we recorded $4.1 million in restructuring charges which included $3.6 million for severance and benefits, $0.2 million for manufacturing transfer cost, and $0.3 million to adjust accruals on previously restructured leases. One hundred and eighty nine employees were notified for termination, 158 in manufacturing, 21 in research and development and 10 in selling, general and administrative functions. Of these notified employees, 185 were located in North America and 4 were located in Asia. As of March 29, 2008, 133 of these employees have been terminated. In the third quarter of fiscal 2008, we decided that 52 employees located in North America would not be terminated, and as result, a restructuring accrual of $0.1 million was reserved. Remaining severance and benefits payments are expected to be paid off through the second quarter of fiscal 2009.

During the third quarter of fiscal 2007, we recorded $(0.1) million in restructuring charges which included $0.5 million for severance and benefits, $0.5 million for manufacturing transfer cost, $(1.0) million for early lease termination buyouts and $(0.1) million to adjust accruals on previously restructured leases. Thirty one employees were notified for termination, 23 in manufacturing, 6 in research and development and 2 in selling, general and administrative functions. All of these 31 notified employees were located in North America. As of March 29, 2008, all of these employees had been terminated.

During the second quarter of fiscal 2007, we recorded $5.5 million in restructuring charges which included $0.8 million for severance and benefits and $4.7 million for manufacturing transfer cost. Eleven employees were notified for termination, 10 in research and development and 1 in selling, general and administrative functions. All of these 11 notified employees were located in North America. As of March 29, 2008, all of these employees had been terminated. Payments related to lease costs are expected to be paid by the first quarter of fiscal 2014.

During the first quarter of fiscal 2007, we recorded $5.2 million in restructuring charges which included $0.7 million in expense for severance and benefits, $5.8 million for manufacturing transfer cost and $(1.3) million adjustment to reflect modified lease term on restructured facility. Ten employees were notified for termination, 1 in manufacturing, 4 in research and development and 5 in selling, general and administrative functions. All of these 10 notified employees were located in North America. As of March 29, 2008, all of these employees have been terminated.

During the second quarter of fiscal 2006, we recorded $14.9 million in restructuring charges which included $12.8 million in expense for severance and benefits and $2.1 million to adjust accruals on restructured leases. Eight hundred twenty nine employees were notified for termination, 709 in manufacturing, 78 in research and development and 42 in selling, general and administrative functions. Eight hundred twenty four terminated employees were located in North America and 5 in Europe. As of March 29, 2008, 813 of these employees had been terminated. Severance and benefits are scheduled to be paid through the first quarter of fiscal 2009.

Our ability to generate sublease income, as well as our ability to terminate lease obligations at the amounts estimated, is highly dependent upon the economic conditions, particularly commercial real estate market conditions in certain geographies, at the time we negotiate the lease termination and sublease arrangements with third parties as well as the performances by such third parties of their respective obligations. While the amount we have accrued represents the best estimate of the remaining obligations we expect to incur in connection with these plans, estimates are subject to change. Routine adjustments are required and may be required in the future as conditions and facts change through the implementation period. Our restructuring obligations are net of sublease income or lease settlement estimates of approximately $4.4 million. If adverse macroeconomic conditions continue, particularly as they pertain to the commercial real estate market, or if, for any reason, tenants under subleases fail to perform their obligations, we may be required to reduce estimated future sublease income and adjust the estimated amounts of future settlement agreements, and accordingly, increase estimated cost to exit certain facilities. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2014.

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

Interest and Other Income

During the three months ended March 29, 2008, interest and other income was $15.1 million, a decrease of $1.3 million compared to the same period a year ago. The decrease primarily relates to a reduction in interest income of $4.1 million, primarily due to lower interest rates and lower invested cash balances, offset by an increase of $1.1 million in net gains from the repurchase of the Zero Coupon Senior Convertible Notes.

During the nine months ended March 29, 2008, interest and other income was $50.1 million, a decrease of $1.4 million compared to the same period a year ago. The decrease primarily relates to a gain of $5.1 million that was recognized in the nine months ended March 30, 2007 related to the settlement of a held-to-maturity debt security. See “Note 4. Balance Sheet and Other Details” for more information. Additionally, there was a reduction in interest income of $3.7 million, primarily due to lower interest rates and lower invested cash balances, and a decrease in net foreign exchange gains of $2.7 million, offset by an increase in net gains from the repurchase of the Zero Coupon Senior Convertible Notes of $8.6 million.

Interest Expense

During the three and nine months ended March 29, 2008, interest expense increased by $0.1 million and $1.6 million compared to the same period a year ago. The increase in the nine months was primarily as a result of one time out of period benefit recorded in the second quarter of fiscal 2007 of $1.1 million which was disclosed in our 10-Q for the three months ended December 30, 2006.

Gain on Sale of Investments

During the three and nine months ended March 29, 2008, we recorded a net gain on sale of investments of $1.4 million and $1.9 million, respectively, due to the sale of investments in Bayspec, IPG Photonics Corportation (“IPG”) and Nufern for gains of $0.5 million, $0.2 million and $0.4 million, respectively, and certain debt securities for a net gain of $0.3 million during the third quarter of fiscal 2008 and the sale of certain debt securities for a net gain of $0.4 million and Emcore common stock for a gain of $0.1 million during the second quarter of fiscal year 2008.

During the three and nine months ended March 31, 2007, we recorded net loss on sale of investments of $0.1 million and gain on sale of investments of $28.4 million, respectively, primarily due to the sale of equity investments in IPG Photonics Corporation (“IPG”) and Epion Corporation (“Epion”) for net gains of $25.6 million and $3.2 million, respectively, during the first fiscal quarter and the remainder of the Company’s investment in MEMSCAP common stock during the second fiscal quarter, offset by a loss on sales of other long-term investments.

Provision for Income Tax

On July 13, 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return.

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

Included in the balance of unrecognized tax benefits at July 1, 2007 are $2.9 million of tax benefits that, if recognized, would impact the effective tax rate. Also included in the balance of unrecognized tax benefits at July 1, 2007 are $9.6 million of tax benefits that, if recognized prior to July 1, 2009, would result in a decrease to goodwill recorded in purchase business combinations, and $63.9 million of tax benefits that, if recognized, would result in adjustments to the valuation allowance. During the nine months ended March 29, 2008, due to a statute of limitation expiration, we recognized $10.8 million of unrecognized tax benefits and a corresponding adjustment to the valuation allowance. The impact on net income reflects the liabilities for unrecognized tax benefits net of certain deferred tax assets and the federal tax benefit of state income tax items. One or more of the unrecognized tax benefits could be subject to a valuation allowance if and when recognized in a future period, which could impact the timing of any related effective tax rate benefit.

Upon adoption of FIN 48, our policy to recognize accrued interest and penalties related to unrecognized tax benefits within the income tax provision did not change. We had $34.5 million for the payment of interest and penalties accrued at July 1, 2007. During the nine months ended March 29, 2008, we reduced accrued interest and penalties by $7.3 million primarily relating to a statute of limitation expiration in a non-US jurisdiction. Due to the uncertainties related to current examinations in various jurisdictions, other changes could occur in the amount of unrecognized tax benefits during the next twelve months which cannot be estimated at this time.

We are subject to income tax in the U.S. as well as numerous state and foreign jurisdictions. Our federal and state income tax returns for fiscal year 2003 through fiscal year 2007 remain open to examination. In addition, we file tax returns in multiple foreign taxing jurisdictions with open tax years ranging from fiscal year 2000 to 2007.

We recorded an income tax benefit of $5.4 million and an income tax expense of $2.6 million for the three months and nine months ended March 29, 2008 respectively. The Company recorded an income tax expense of $4.0 million and $6.6 million for the three and nine months ended March 31, 2007, respectively.

The income tax benefit and income tax expense recorded for the three and nine months ended March 29, 2008 primarily relates to income tax in certain foreign and state jurisdictions of $1.6 million and $9.6 million, respectively, based on our forecasted pre-tax income for the year, and includes the recognition of $8.7 million of uncertain tax benefits relating to the expiration of a statute of limitations in a non-U.S. jurisdiction and the write off of $1.7 million of inventory related foreign deferred tax assets.

The income tax expense recorded for the three and nine months ended March 31, 2007 primarily relates to income tax in certain foreign and state jurisdictions based on our forecasted pre-tax income for the year.

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

Operating Segment Information (in millions)

	Three Months Ended				Nine Months Ended
	March 29, 2008	March 31, 2007	Change	Percentage Change	March 29, 2008	March 31, 2007	Change	Percentage Change
Optical Communications
Revenue	$136.1	$124.2	$11.9	10%	$381.8	$386.9	$(5.1)	-1%
Operating income (loss)	6.3	(3.7)	10.0	270%	12.9	(4.8)	17.7	369%
Communications Test and Measurement
Revenue	169.3	167.4	1.9	1%	540.1	460.4	79.7	17%
Operating income	22.8	24.5	(1.7)	-7%	98.0	70.3	27.7	39%
Advanced Optical Technologies
Revenue	55.8	45.6	10.2	22%	153.6	125.3	28.3	23%
Operating income	20.4	15.8	4.6	29%	58.8	39.5	19.3	49%
All Other, Commercial Lasers
Revenue	23.0	24.6	(1.6)	-7%	65.1	73.8	(8.7)	-12%
Operating income (loss)	0.9	0.5	0.4	80%	(1.9)	4.4	(6.3)	-143%
Deferred revenue related to purchase as accounting adjustment	(0.3)	(0.1)	(0.2)	-200%	(0.8)	(0.3)	(0.5)	-167%

During the second quarter of fiscal 2008, we moved the Network System product line from the Optical Communications Business Segment to the Communication Test and Measurement Business Segment and revised prior periods for comparability.

The increase in operating income for Optical Communications during the three month period ended March 29, 2008 over the same quarter a year ago is due to an increase in Tunable Transmission Modules and Agile Optical Network products coupled with aggressive cost reductions and declines in operating expenses throughout the business. The increase in operating income for the nine month period ended March 29, 2008 is primarily due to better product mix and continued cost reduction programs.

The decrease in operating income for Communications Test and Measurement during the three month period ended March 29, 2008 over the same quarter a year ago primarily reflects strong gains across several product lines coupled with acquisition related gains offset by declines in the Service Assurance business as well as higher selling expenses and continued efforts to increase our R&D investment in new products and technologies. The increase in operating income for the nine month period ended March 29, 2008 is due to continued demand particularly in Field Services, Telecom Field Service products and Fiber Optics products offset by acquisition related operating expenses, increased selling expenses due to higher revenue, headcount related costs, and efforts to increase our R&D investment level.

The increase in operating income for Advanced Optical Technologies during the three month period ended March 29, 2008 over the same quarter a year ago reflects an increased demand for Visual and Document Authentication products. The increase in operating income for the nine month period ended March 29, 2008 was due to an increased demand for Document Authentication, Visual and Infrared products, flat operating expense spending, and acquisition related gains.

The increase in operating income for Lasers during the three months ended March 29, 2008 over the same period a year ago reflects continued efforts to reduce both cost and operating expenses during reduced demand for Lasers product. The decrease in operating income for the nine month period ended March 29, 2008 mainly reflects decreased revenue volume partially offset by both cost and operating expense reductions.

Liquidity and Capital Resources

As of March 29, 2008, we had a combined balance of cash, cash equivalents, short-term investments and short-term restricted cash of $1,004.5 million, a decrease of $138.2 million from June 30, 2007. An additional $5.8 million of long-term restricted cash was included in Other non-current assets and $13.4 million of marketable debt securities were included in Long-term investments. Cash and cash equivalents increased by $60.0 million in the nine month period ended March 29, 2007, primarily due to net proceeds from sales and maturities of investments of $191.0 million, cash generated by operating activities of $132.7 million, proceeds from a sale-leaseback transaction of $32.2 million and cash inflows of $14.2 million from the exercise of stock options and the issuance of stock under employee stock plans, offset by the use of $213.8 million to repurchase a portion of the Zero Coupon Senior Convertible Notes, the use of $55.1 million for acquisitions, net of cash acquired, outflows from the purchases of property, plant and equipment of $33.8 million and an increase in long-term investments of $9.0 million.

Cash provided by operating activities was $132.7 million during the nine months ended March 29, 2008, resulting from our net income adjusted for non-cash items such as depreciation, amortization and various gains and losses of $140.5 million, and changes in operating assets and liabilities that used $7.8 million of cash related primarily to an increase in accounts receivable of $6.6 million and a decrease in net deferred tax liabilities of $11.4 million, offset by a decrease in inventories of $25.5 million.

Cash provided by operating activities was $21.4 million during the nine months ended March 31, 2007, resulting from our net loss adjusted for non-cash items such as depreciation, amortization and various gains and losses of $84.9 million, and changes in operating assets and liabilities that used $63.5 million of cash related primarily to an increase in accounts receivable of $20.6 million, an increase in inventories of $14.8 million and a decrease in accounts payable of $18.0 million.

Cash provided by investing activities was $90.2 million during the nine months ended March 29, 2008, primarily related to net proceeds from sales and maturities of investments of $191.0 million, offset by the use of $55.1 million for acquisitions, net of cash acquired, purchases of property, plant and equipment of $33.8 million and an increase in long term investments of $9.0 million.

Cash provided by investing activities was $67.4 million during the nine months ended March 31, 2007, primarily related to net proceeds from sales and maturities of investments of $144.6 million, offset by purchases of property, plant and equipment of $64.7 million and acquisition related payments of $22.9 million.

Our investments of surplus cash are made in accordance with an investment policy approved by the Audit Committee of our Board of Directors. In general, our investment policy requires that securities purchased be rated A-1/P-1, A/A2 or better. No security may have an effective maturity that exceeds 37 months, and the average duration of our holdings may not exceed 18 months. At any time, no more than 10% of the investment portfolio may be concentrated in a single issuer other than the U.S. government or U.S. agencies. Our investments in debt securities and marketable equity securities are primarily classified as available-for-sale investments or trading assets and are recorded at fair value. The cost of securities sold is based on the specific identification method. Unrealized gains and losses on available-for-sale investments are reported as a separate component of stockholders’ equity. We did not hold any investments in auction rate securities, mortgage backed securities, collateralized debt obligations, or variable rate demand notes at March 29, 2008.

Financing activities for the nine months ended March 29, 2008 used cash of $167.6 million, resulting from the use of $213.8 million to repurchase a portion of the Zero Coupon Senior Convertible Notes, offset by the proceeds from a sale-leaseback transaction of $32.2 million and the issuance of common stock under our employee stock option programs and employee stock plans of $14.2 million.

Financing activities for the nine months ended March 31, 2007 used cash of $2.8 million, primarily related to the repurchase of a portion of the Zero Coupon Senior Convertible Notes of $13.8 million, offset by the issuance of common stock under our employee stock option programs and employee stock plans of $11.0 million.

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

In February 2008, we purchased American Bank Note Holographics, Inc., a public company. ABNH is a market leader in the origination, production and marketing of holograms for security applications and the leading supplier of optical security devices for the transaction card market and will be included in our Advanced Optical Technologies segment.

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

Pension and Other Postretirement Benefits

As a result of acquiring Acterna in August 2005, we sponsor pension plans for certain past and present employees in the U.K. and Germany. JDSU also is responsible for the non-pension postretirement benefit obligation of a previously acquired subsidiary. These plans have been closed to new participants and, except as required by law, have not been funded. Statement of Financial Accounting Standards No. 158 (“Employer’s Accounting for Defined Pension and Other Retirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”) requires the recognition of the funded status of the pension plans and non-pension postretirement benefit plans (retirement-related benefit plans) as an asset or a liability in the Consolidated Balance Sheet, the recognition of changes in that funded status in the year in which they occur through the Gains and (losses) not affecting retained earnings, net of tax, and the recognition of previously unrecognized gains/(losses), prior service costs/(credits) and transition assets as a component of Accumulated gains and (losses) not affecting retained earnings in the Consolidated Statement of Stockholders’ Equity. The funded status of a retirement plan is the difference between the projected benefit obligation and the fair value of its plan assets. The projected benefit obligation is the actuarial present value of all benefits attributed by the plan’s benefit formula to employee service. At March 29, 2008, our pension plans were under funded by $99.8 million since the projected benefit obligation exceeded the fair value of its plan assets. Similarly, we had accrued $0.8 million related to our non-pension postretirement benefit plan. Generally, plan contributions have approximated benefit payments, which are expected to range between $5.4 million and $6.7 million per annum. In addition, to comply with newly effective U.K. pension regulations, we plan to make a supplemental contribution of approximately $4.0 million to the Company’s U.K. pension plan in June 2008.

A key actuarial assumption is the discount rate. Changes in the discount rate impact the interest cost component of the net periodic benefit cost calculation and, due to the fact that the accumulated benefit obligation (“ABO”) is calculated on a net present value basis, changes in the discount rate will also impact the current ABO. Decreases in the discount rate will generally increase pre-tax cost, recognized expense and the ABO. Increases in the discount rate tend to have the opposite effect. In estimating the expected return on plan assets, we considers the historical returns on plan assets, adjusted for forward-looking considerations, inflation assumptions and the impact of the active management of the plan’s invested assets. Reflecting the relatively long-term nature of plan obligations, approximately 70% of plan assets were invested in a diversified portfolio of bonds, with the balance primarily invested in equities. While it is not possible to accurately predict future rate movements, we believe our current assumptions are conservative. Please refer to “Note 14. Employee Benefit Plans” for further discussion.

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

Picolight

Picolight was acquired in May 2007, and at the time of acquisition was in the process of developing transceivers. We have incurred post-acquisition costs of approximately $4.1 million to date and estimate that additional investment of approximately $1.0 million in research and development will be required. The project is expected to complete in the fourth quarter of fiscal 2008.

Lightwave

Lightwave was acquired in May 2005, and at the time of acquisition was in the process of developing multiple diode pumped solid state laser products. We have incurred post-acquisition costs of $9.3 million to date. The project was completed in the third quarter of fiscal year 2008.

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

Forward contracts, generally with a term of 90 days or less, were transacted near month end and therefore, the fair value of the contracts is approximately zero. The following table provides information about our foreign currency forward and option contracts outstanding as of March 29, 2008 (in millions).

	Contract Amount (Local Currency)	Contract Amount (USD)
Canadian Dollar (contracts to sell CAD/ buy USD)	CAD 14.0	$13.7
Chinese Renminbi (contracts to sell CNY/ buy USD)	CNY 261.0	38.4
British Pound (contracts to buy GBP/ sell USD)	GBP 9.3	18.5
Euro (contracts to sell EUR/ buy USD)	EUR 75.4	118.3
Hong Kong Dollar (contracts to sell HKD / buy USD)	HKD 104.5	13.5
Singapore Dollar (contracts to sell SGD/buy USD)	SGD 32.3	23.5
Mexican Peso (contracts to buy MXN / sell USD)	MXN 29.8	2.8
Australian Dollar (contracts to sell AUD / buy USD)	AUD 6.8	6.2
Brazlian Real (contracts to sell BRL / buy USD)	BRL 8.7	4.9

Total USD notional amount of outstanding Foreign Exchange Contracts		$239.7

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

Investments

We maintain an investment portfolio in a variety of financial instruments, including, but not limited to, U.S. government and agency bonds, corporate obligations, money market funds, asset-backed securities, and other investment-grade securities. The majority of these investments pay a fixed rate of interest. The securities in the investment portfolio are subject to market price risk due to changes in interest rates, perceived issuer creditworthiness, marketability, and other factors. We also own minority equity investments in publicly-traded companies, the values of which are subject to market price volatility. These investments are generally classified as available-for-sale and, consequently, are recorded on our Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity. We did not hold any investments in auction rate securities, mortgage backed securities, collateralized debt obligations, or variable rate demand notes at March 29, 2008.

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

Long-term Debt

The fair market value of the Zero Coupon Senior Convertible Notes and the 1% Senior Convertible Notes is subject to interest rate and market price risk due to the convertible feature of the notes and other factors. Generally the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair market value of the notes may also increase as the market price of JDSU stock rises and decrease as the market price of the stock falls. Interest rate and market value changes affect the fair market value of the notes but do not impact our financial position, cash flows or results of operations. Based on quoted market prices, as of March 29, 2008 and June 30, 2007, the fair market values of the 1% Senior Convertible Notes were $340.7 million and $347.8 million, respectively, and the fair market values of the Zero Coupon Senior Convertible Notes were approximately $153.9 million and $354.6 million, respectively. Changes in fair market value reflect both the change in the market price of the notes and the impact of the partial repurchase of the Zero Coupon Senior Convertible Notes. For additional information, see “Note 10. Convertible Debt and Letters of Credit”.

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

The complaint in In re JDS Uniphase Corporation Securities Litigation purported to be brought on behalf of a class consisting of those who acquired the Company’s securities from October 28, 1999, through July 26, 2001, as well as on behalf of subclasses consisting of those who acquired the Company’s common stock pursuant to its acquisitions of OCLI, E-TEK, and SDL. Plaintiffs alleged that Defendants made material misstatements and omissions concerning demand for the Company’s products, improperly recognized revenue, overstated the value of inventory, and failed to timely write down goodwill. The complaint alleged various violations of the federal securities laws, specifically Sections 10(b), 14(a), 20(a), and 20A of the Securities Exchange Act of 1934 and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933. On December 21, 2005, the Court granted Plaintiffs’ motion for class certification.

A jury trial in In re JDS Uniphase Corporation Securities Litigation began on October 23, 2007. At trial, plaintiffs sought more than $20 billion in alleged damages. On November 27, 2007, the jury returned a unanimous verdict in favor of Defendants. On March 28, 2008, the Court entered a corrected final judgment in favor of Defendants. The judgment ordered that Plaintiffs recover no damages or any other form of relief, that the action was dismissed on the merits, and that Defendants were entitled to recover their costs. On the same date, the Court approved a stipulation and proposed order in which all parties agreed to not appeal the judgment or any other issue and Defendants agreed to not seek their recoverable costs from Plaintiffs.

A related securities case, Zelman v. JDS Uniphase Corp., No. C-02-4656 CW (N.D. Cal.), is purportedly brought on behalf of a class of purchasers of debt securities that were allegedly linked to the price of JDSU’s common stock. The Zelman complaint alleges that the debt securities were issued by an investment bank during the period from March 6, 2001 through July 26, 2001. The complaint names the Company and several of its former officers and directors as Defendants, alleges violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5, and seeks unspecified damages. On August 26, 2005, Defendants answered the complaint. On November 16, 2005, the Court granted Plaintiffs’ motion for class certification, which Defendants had not opposed. Fact discovery in the Zelman action is substantially complete. A case management conference is scheduled for May 13, 2008. Plaintiffs have advised Defendants that, given the outcome of In re JDS Uniphase Corporation Securities Litigation, they intend to dismiss their action with no payment to the class or to the class representatives. The parties have exchanged a draft stipulation reflecting the proposed dismissal. No trial date has been set.

On January 29, 2007, another securities action was filed in the Northern District of California against the Company, Dr. Straus, and Messrs. Muller, Abbe, and Kalkhoven. That action, Central States Southeast and Southwest Areas Pension Fund v. JDS Uniphase Corp., No. 07-0584 CW, is based on allegations similar to those made in In re JDS Uniphase Corporation Securities Litigation and asserts claims under Sections 10(b), 14(a), and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933. The Central States complaint seeks unspecified damages on behalf of a pension fund that purportedly purchased Company securities between October 28, 1999, and July 26, 2001, and elected to opt-out of participation in In re JDS Uniphase Corporation Securities Litigation. On February 14, 2007, the Central States action was deemed related to In re JDS Uniphase Corporation Securities Litigation and was assigned to Judge Claudia Wilken. A case management conference in the Central States action is scheduled for May 13, 2008, and trial is set to begin on November 9, 2009.

The Derivative Actions:

Derivative actions purporting to be brought on the Company’s behalf have been filed in state and federal courts against several of the Company’s current and former officers and directors based on the same events alleged in the securities litigation. The complaint in Corwin v. Kaplan, No. C-02-2020 CW (N.D. Cal.), asserts state law claims for breach of fiduciary duty, misappropriation of confidential information, waste of corporate assets, indemnification, and insider trading. The complaint seeks unspecified damages. In January 2005, the Court stayed the action pending resolution of In re JDS Uniphase Corporation Securities Litigation. On April 23, 2008, the Court approved the parties’ stipulation that Plaintiffs may file an amended complaint by May 9, 2008, that Defendants may move to dismiss that complaint by June 20, 2008, and that all discovery will remain stayed until Plaintiffs have satisfied the applicable pleading standards. A case management conference is scheduled for May 13, 2008.

In the California derivative action, In re JDS Uniphase Corporation Derivative Litigation, Master File No. CV806911 (Santa Clara Super. Ct.), the complaint asserts claims for breach of fiduciary duty, waste of corporate assets, abuse of control, gross mismanagement, unjust enrichment, and constructive fraud purportedly on behalf of the Company and certain of its current and former officers and directors. The complaint also asserts claims for violation of California Corporations Code Sections 25402 and 25502.5 against defendants who sold the Company’s stock and asserts claims for breach of contract, professional negligence, and negligent misrepresentation against the Company’s former auditor, Ernst & Young LLP. The complaint seeks unspecified damages. Following the verdict for Defendants in In re JDS Uniphase Corporation Securities Litigation, the Court in the California derivative action vacated all deadlines in that suit. A case management conference is scheduled for May 30, 2008. A case management conference also is set for the same date in the related shareholder inspection demand action.

In Cromas v. Straus, Civil Action No. 19580 (Del. Ch. Ct.), the Delaware derivative action, Plaintiffs filed a notice and proposed order of voluntary dismissal without prejudice on April 24, 2008. The Court entered that order on April 25, 2008. No payment was made in connection with the dismissal.

The OCLI and SDL Shareholder Actions:

Plaintiffs purporting to represent the former shareholders of OCLI and SDL have filed suit against the former directors of those companies, asserting that they breached their fiduciary duties in connection with the events alleged in the securities litigation against the Company. Plaintiffs in the OCLI action, Pang v. Dwight, No. 02-231989 (Sonoma Super. Ct.), purport to represent a class of former shareholders of OCLI who exchanged their OCLI shares for JDSU shares when JDSU acquired OCLI. The complaint names the former directors of OCLI as Defendants, asserts causes of action for breach of fiduciary duty and breach of the duty of candor, and seeks unspecified damages. On March 4, 2007, the parties signed a memorandum of understanding regarding a settlement of the OCLI action. On February 20, 2008, the Court granted final approval of the settlement. The Court dismissed the action on March 10, 2008. The Plaintiffs in the SDL action, Cook v. Scifres, Master File No. CV814824 (Santa Clara Super. Ct.), purport to represent a class of former shareholders of SDL who exchanged their SDL shares for JDSU shares when the Company acquired SDL. Plaintiffs filed an amended complaint on November 20, 2006. The complaint names the former directors of SDL as Defendants, asserts causes of action for breach of fiduciary duty and breach of the duty of disclosure, and seeks unspecified damages. On March 6, 2007, the Court overruled Defendants’ demurrer to that complaint. Defendants answered the complaint on April 6, 2007. On February 20, 2008, Plaintiffs moved to stay the SDL action pending resolution of any appeal in In re JDS Uniphase Corporation Securities Litigation. That motion is scheduled to be heard on May 16, 2008. On March 28, 2008, Defendants moved for summary judgment. That motion is scheduled to be heard on June 13, 2008. A case management conference is scheduled for May 16, 2008. Limited discovery in the SDL action has occurred and no trial date has been set in that action.

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

Plaintiffs filed a second amended complaint on June 30, 2006. Defendants answered the complaint on July 6, 2006, and JDSU asserted counterclaims for breach of contract. The Court dismissed those counterclaims on September 11, 2006. On December 15, 2006, defendants moved for summary judgment on the ground that the named plaintiffs lacked standing. On the same day, plaintiffs moved for class certification. On April 24, 2007, the Court denied defendants’ motion for summary judgment as to plaintiff Douglas Pettit, deferred ruling on the motion for summary judgment as to plaintiff Eric Carey, and deferred ruling on plaintiffs’ motion for class certification. Both sides have taken discovery. Following the verdict for defendants in In re JDS Uniphase Corporation Securities Litigation, the court in the ERISA action vacated all existing deadlines, set a schedule for briefing a summary judgment motion based on collateral estoppel issues, and stayed discovery pending resolution of that motion. Defendants moved for summary judgment on collateral estoppel issues on May 2, 2008.

The Company believes that the factual allegations and circumstances underlying these securities actions, derivative actions, the OCLI and SDL class actions, and the ERISA class actions are without merit. The expense of defending these lawsuits has been costly, will continue to be costly, and could be quite significant and may not be covered by our insurance policies. The defense of these lawsuits could also result in continued diversion of our management’s time and attention away from business operations which could prove to be time consuming and disruptive to normal business operations. An unfavorable outcome of this litigation could lead to a material adverse effect on the Company’s financial position, liquidity or results of operations, credit ratings, and ability to access capital markets and comply with existing debt obligations.

The Litton Action:

A patent infringement action entitled Board of Trustees of the Leland Stanford Junior University, et al., vs. Tyco International Ltd., et al., Case No. CV-00-10584-TJH-(RC), is pending in the District Court for the Central District of California against the Company. Plaintiffs filed the original complaint in October 2000, and subsequently filed and served an amended complaint on the Company in April 2003. The amended complaint alleges that the Company infringed an optical amplifier patent, U.S. Patent No. 4,859,016 (“the ‘016 patent”), that is co-owned by Litton Corporation and Stanford University. The amended complaint alleges that the Company willfully infringed the ‘016 patent and seeks an unspecified amount of damages, treble damages, and attorney fees.

In October 2003, the case was stayed by the Court pending reexamination of the ‘016 patent by the U.S. Patent Office. The reexamination was completed in 2007, and the stay was subsequently lifted by the Court in June 2007. The Company filed a subsequent reexamination request, which was granted by the U.S. Patent Office in January 2008. The Company filed a motion to stay the case with the Court, but that motion was denied in December 2007.

On March 7, 2008, the Company moved for summary judgment on the ground that the ‘016 patent expired in 1997, six years prior to the date of expiration alleged by Plaintiffs. The motion is currently pending. The case is currently progressing toward trial with fact discovery and expert discovery deadlines in April and June 2008 respectively. A pre-trial conference is scheduled for June 23, 2008.

The Company believes that it has valid defenses to the lawsuit and intends to defend itself vigorously. The expense of defending this lawsuit has been and will continue to be costly, and could also result in diversion of our management’s time and attention from business operations. In the event it is determined that the ‘016 patent is valid and is infringed by the Company’s optical amplifiers, a judgment against the Company could have a significant negative impact on the Company’s financial position.

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

Other than with respect to the risk factors below, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2007. The five risk factors below were disclosed on the Form 10-K and have been updated to provide an update on certain out-of-period adjustments, litigation risks and accounting treatment, as well as investment and outstanding convertible notes statistics as of March 29, 2008.

Failure to maintain effective internal controls may adversely affect our stock price. Out-of-period adjustments could require us to restate previously issued financial statements.

Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud. The SEC, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report by management on the effectiveness of the Company’s internal control over financial reporting in their annual reports on Form 10-K. In addition, our independent registered public accounting firm must report on the effectiveness of the internal control over financial reporting. The Company has in prior periods identified certain material weaknesses in its internal control over financial reporting. However, we believe the Company remediated those past material weaknesses, and we have not identified any material weaknesses in our internal control over financial reporting for the fiscal year ended June 30, 2007 or for the nine months ended March 29, 2008. Although we review our internal control over financial reporting in order to ensure compliance with the Section 404 requirements, if our independent registered public accounting firm is not satisfied with our internal control over financial reporting or the level at which these controls are documented, designed, operated or reviewed, or if our independent registered public accounting firm interprets the requirements, rules and/or regulations differently from our interpretation, then they may issue a report that is qualified. This could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact our stock price.

In addition, we have in the past recorded, and may in the future record, “out-of-period” adjustments to our financial statements. In making such adjustments we apply the analytical framework of Staff Accounting Bulletin No. 99, “Materiality”, (“SAB 99”) to determine whether the effect of any out-of-period adjustment to our financial statements is material and whether such adjustments, individually or in the aggregate, would require us to restate our financial statements for previous periods. Under SAB 99, companies are required to apply quantitative and qualitative factors to determine the “materiality” of particular adjustments. From a quantitative perspective, the amount of a company’s reported profit or loss is a significant factor in the determination. In recent periods, we have reported net income at, or close to, “break-even” levels. In periods with “break-even” profitability it is mathematically more likely that such adjustments may meet the quantitative “materiality” threshold established under SAB99. This is especially the case if we continue to operate at or near “break-even” over an extended period of time so that this becomes our defacto standard of profitability. We have recorded out-of-period adjustments in the past in each instance determining that such adjustments were not material under SAB 99 analysis. In the future we may identify further out-of-period adjustments impacting our interim or annual financial statements during a period (or series of periods) when our net income or loss is at or near break-even levels. Depending upon the complete qualitative and quantitative analysis, this could result in our having to restate previously issued financial statements.

We face certain litigation risks that could harm our business.

We have had numerous lawsuits filed against us asserting various claims, including securities and ERISA class actions and stockholder derivative actions. For example, although all claims in In re JDS Uniphase Corporation Securities Litigation have been dismissed pursuant to the Court’s final judgment and the plaintiffs in that action have agreed to not appeal the judgment, several lawsuits against the Company based on the same facts alleged in In re JDS Uniphase Corporation Securities Litigation remain unresolved. The results of those and other complex legal proceedings are difficult to predict. Moreover, many of the complaints filed against us do not specify the amount of damages that plaintiffs seek, and we therefore are unable to estimate the possible range of damages that might be incurred should these lawsuits be resolved against us. While we are unable to estimate the potential damages arising from such lawsuits, certain of them assert types of claims that, if resolved against us, could give rise to substantial damages. Thus, an unfavorable outcome or settlement of one or more of these lawsuits could have a material adverse effect on our financial condition, liquidity and results of operations. Even if these lawsuits are not resolved against us, the uncertainty and expense associated with unresolved lawsuits could seriously harm our business, financial condition and reputation. Litigation is costly, time-consuming and disruptive to normal business operations. The costs of defending these lawsuits, particularly the securities class actions and stockholder derivative actions, have been significant, will continue to be costly and may not be covered by our insurance policies. The defense of these lawsuits could also result in continued diversion of our management’s time and attention away from business operations, which could harm our business. For additional information regarding certain of the lawsuits in which we are involved, see Item 1, “Legal Proceedings,” contained in Part II of this report.

Changes in the accounting treatment of our 1% convertible debt instruments could decrease our net income and earnings per share amounts.

New or different accounting pronouncements or regulatory rulings may emerge which could impact the way we are required to account for our convertible debt instruments that would have an adverse impact on our results of operations and earnings per share amount. With respect to our 1% Senior Convertible Notes, we are required under U.S. GAAP as presently in effect to include in outstanding shares for purposes of computing earnings per share only a number of shares underlying the convertible notes that, at the end of a given quarter, have a value in excess of the outstanding principal amount of the convertible notes. This is because of the “net share settlement” feature of the convertible notes, under which we are required to pay the principal amount of the convertible notes in cash. The recently issued exposure draft from the Financial Accounting Standards Board (“FASB”), FSP ARB 14-A “Accounting for convertible debt that may be settled in cash upon conversion (including partial cash settlement)” is proposing a new method of accounting for net share settled convertible debt instruments under which the debt and equity components of the instrument would be bifurcated and accounted for separately. If the proposed position is adopted by FASB, it would increase the interest expense reported on our statement of operations and, consequently, reduce our net income and earnings per share amounts. While the recently issued exposure draft from FASB contemplated that this change would take effect for fiscal years beginning after December 15, 2008, this change has not yet been adopted and we are unable to estimate the likelihood that the proposed change will be adopted, whether it will apply to our 1% Senior Convertible Notes or the date it would be effective if adopted.

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

As of March 29, 2008, we held investments in other public and private companies and had limited funds invested in private venture funds. Such investments represented approximately $13.3 million of our total long-term investment of $26.7 million on our Consolidated Balance Sheets as of March 29, 2008. In addition to our investments in public companies, we have in the past made, and expect to continue to make, investments in privately held companies as well as venture capital investments for strategic and commercial purposes. In the past some of the private companies in which we held investments have ceased doing business and have either liquidated or have entered into bankruptcy proceedings. If the carrying value of our investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, we will be required to further write down the value of our investments, which could materially harm our results of operations or financial condition.

We sold $475 million of senior convertible notes in 2003 and $425 million of senior convertible notes in 2006, which may cause our reported earnings per share to be more volatile because of the conversion contingency features of these notes.

We issued $475 million of indebtedness in October 2003 and $425 million of indebtedness in May and June, 2006 in the form of senior convertible notes. As of March 29, 2008, $583.0 million of these notes remained outstanding. The issuance of these notes substantially increased our principal payment obligations and we may not have enough cash to repay the notes when due. The degree to which we are leveraged could materially and adversely affect our ability to successfully obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. In addition, the holders of those notes are entitled to convert those notes into shares of our common stock or a combination of cash and shares of common stock under certain circumstances which would cause dilution to our existing stockholders and lower our reported per share earnings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

As of March 29, 2008, the following executive officers and members of the Company’s Board of Directors maintained “plans” under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, for trading in shares of the Company’s common stock and/or exchangeable shares:

Chris Dewees

Al Etterman

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

Date: May 6, 2008