Form 10-K
period 2008-06-28
JDS UNIPHASE CORP /CA/
filed 2008-08-27
CIK 912093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 28, 2008

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

As of December 29, 2007 the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $2.9 billion, based upon the closing sale prices of the common stock and exchangeable shares as reported on the NASDAQ National Market and the Toronto Stock Exchange, respectively. Shares of common stock and exchangeable shares held by executive officers and directors have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of July 25, 2008, the Registrant had 214,377,670 shares of common stock outstanding, including 5,113,641 exchangeable shares of JDS Uniphase Canada Ltd. Each exchangeable share is exchangeable at any time into common stock on a one-for-one basis, entitles a holder to dividend and other rights economically equivalent to those of the common stock, and through a voting trust, votes at meetings of stockholders of the Registrant.

Documents Incorporated by Reference: Portions of the Registrant’s Notice of Annual Meeting of stockholders and Proxy Statement to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of June 28, 2008 are incorporated by reference into Part III of this Report.

FORWARD-LOOKING STATEMENTS

Statements contained in this Annual Report on Form 10-K which are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. A forward-looking statement may contain words such as “anticipates that,” “believes,” “can impact,” “continue to,” “estimates,” “expects to,” “intends,” “may,” “plans,” “potential,” “projects,” “to be,” “will be,” “will continue to be,” “continuing,” “ongoing,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements regarding: our expectations regarding an increase in consumer demand for real-time, interactive visual and audio experiences; our beliefs regarding bandwidth growth over optical networks; our belief that we are well positioned to benefit from industry trends; our plan to expand opportunities in emerging geographies and through channel marketing; our strategy to operate as a Company comprised of a portfolio of businesses with a focus on optical and broadband innovation; our expectation that the growing demand for network capacity will encourage the adoption of optical communications products across the telecom sector; our belief that an increase in network capacity will increase the demand for optical products in the storage and enterprise sectors; our belief that the deployment of fiber closer to the end user increases the availability of high-bandwidth services and will result in increased demand on the metro and long-haul networks; our plan to continue to enable our customers to build systems for Agile Optical Networks (“AON”); our expectation that the Company will continue to play a vital role in the broadband and optical innovation that enables breakthrough solutions for essential high-tech industries; our belief that we are well positioned to migrate from fixed to reconfigurable dense wavelength division multiplexer (“DWDM”) architectures and networks; our belief that increasing deployments of broadband access, the expansion of IP-based services, and the need to reduce deployment time and cost should result in increased demand for communications test and measurement instruments, systems, software and services; our expectation that the Company’s Communications Test and Measurement business unit will continue to improve profitability; our belief that we have the broadest range of wire line products and solutions available in the communications test and measurement industry; our belief that our broad portfolio of test and measurement solutions position the company well to benefit from these improvements; our plan to continue to leverage our unique intellectual property, including leading expertise in optics, light management and material technology to develop solutions that provide unique advantages for our customers; our belief in the increasing demand for high quality lasers for a variety of markets; our belief that the Company is well positioned to benefit from the demand for quality compact lasers; our plan to accelerate new customer applications enabled by using lasers coupled with high performance photonic power photovoltaic converters to provide power over fiber; our belief that the Company is a pioneer in the emerging market of photonic power; our plan to continue to help customers make their existing networks more flexible and agile by designing agility into our products at the photonic level; our objective to continue to be a leading supplier for all markets and industries we serve and the strategies we plan to pursue to achieve such objective; our commitment to invest organically through acquisitions and partnerships in new technologies, products and services; our commitment to the ongoing evaluation of strategic opportunities and the acquisition of additional products, technologies or businesses; our belief that we strengthened our business model by expanding our addressable market, customer base and expertise, diversifying our product portfolio and fortifying our core businesses through acquisitions as well as other organic initiatives; our plans to leverage the technologies, distribution relationships, products and services gained as a result of acquisitions; our belief that our acquisitions create new opportunities for the acquired products due to JDSU’s direct sales and service organization serving the largest telecommunications and cable service providers worldwide; our plan to continue to strengthen our partnerships with contract manufacturers for our telecommunications, data communications and laser products; our intention to continue to centralize many administrative functions such as information technology, human resources and finance; our devotion of substantial resources to research and development in order to develop new and enhanced products to serve our markets and segments; our intention to establish at least two sources of supply for raw materials whenever possible; our intention not to broadly license our intellectual property rights; our belief that we have good employee relations; our expectation that seasonable demand fluctuations will cause significant, periodic variations in our financial results for our Communications Test and Measurement segment; our desire to expand our markets and customer base, improve the profitability of our product portfolio and improve time to revenue in our Advanced Optical Technologies segment and commercial lasers business and efforts to effect such changes; our efforts to reduce our cost structure; the impact of restructuring charges on our results of operations and cash flows; our efforts to divert resources from new product research and development and other functions to assist with difficulties related to execution capabilities and customer relations; our continued experiences with product failures; our intention to continue to develop new product lines and improve the business for existing ones; our expectation that the introduction of new products will continue to incur higher start-up costs and increased yield and product quality risk among other issues; our expectations regarding our future growth; our continued reliance on a limited number of customers for a significant portion of our revenues; our expectation that we will continue to experience strain on our supply chain and periodic supplier problems; our belief that we must maintain a substantial commitment to innovation and product differentiation, as well as significantly reduce cost structure to remain competitive in future business climates; our intention to continue to address the need to develop new products through acquisitions of other companies and technologies; our efforts to continue to recruit key personnel; our expectations that net revenue from international customers outside of North America will continue to account for a significant portion of our total revenue; our expectation regarding the expansion of our research and development activities in China; our expectation of the need to respond to and our intention to respond to intellectual property infringement claims in the course of our business operations from our competitors; our belief that our existing properties, including both owned and leased sites, are in good condition and suitable for the conduct of our business; our belief that our existing facilities are adequate to meet our immediate needs; our belief that various critical accounting policies are affected by significant estimates, assumptions and judgments used in the preparation of our consolidated financial statements; our belief that certain equipment is not software related and should be excluded from the scope of the AICPA SOP No. 97-2; our belief that using a combination of historical and market-based implied volatility from traded options on Company common stock is a better indicator of expected volatility and future stock price trends than relying solely on historical volatility; our anticipation that cash dividends will not be paid in the foreseeable future; our commitment to enabling broadband and optical innovation in the communications and commercial markets; our expectation that high customer concentration, attendant pricing pressure, and other effects on our communications markets will remain for the foreseeable future; our efforts to expand our products, customers and distribution channels for several of our core competencies; our expectations that seasonality in the Communications Test and Measurement segment will continue for the foreseeable future; our expectation that the adoption of certain accounting pronouncements will not have a material adverse effect on our financial statements; our estimates for costs associated with our restructuring plans; our assumptions related to pension and postretirement benefits; our expectation that we will continue to encounter a number of industry and market structural risks and uncertainties that will limit our business climate and market visibility; the continued North American assembly transitions; our belief that investment in research and development (“R&D”) is critical to attaining our strategic objectives; our continued efforts to reduce total operating spending; our intention to continue to address our selling, general and administrative (“SG&A”) expenses and reduce these expenses as and when opportunities arise; our expectations regarding future SG&A expenses; our expectation that none of the non-core SG&A expenses will have a material adverse impact on our financial condition; our expectation that the zero coupon convertible notes will be retired within one year; our efforts to take advantage of opportunities to reduce costs through targeted, customer-driven restructuring events; our expectation that payments related to severance benefits will be paid off by the third quarter of fiscal 2013 and that payments related to lease costs will be paid by the fourth quarter of fiscal 2012; our plan to pay the lease costs associated with the Ottawa facility by the third quarter of fiscal 2018; our belief that we have provided adequate amounts for adjustments that may result from tax audits; our estimates for additional required investment in research and development in connection with our acquisitions; our expectation that our acquisitions will strengthen the Company’s position in the related markets and help grow our business in various regions; our belief that our existing cash balances and investments will be sufficient to meet our liquidity and capital spending requirements at least through the next 12 months; our expectation that gains and losses on derivatives will be offset by re-measurement gains and losses on the foreign currency dominated assets and liabilities; our ability to mitigate credit risk and marketability risk of our portfolio of investments; our intention to maintain a sufficient safety stock of products and to maintain ongoing communications with suppliers to guard against interruptions or cessation of supply; the expectation for the deductibility of goodwill associated with our acquisitions; our estimates for associated restructuring and non-recurring charges; our expectation that $19.5 million will be repatriated with no additional tax expense in China; our estimate that no additional taxes would have to be provided if the earnings were repatriated back to the U.S.; our belief that certain jurisdictions in which we received tax benefits attributable to the release of valuation allowances will generate future income; our expectation that the Full Value Awards will vest over one to four years; our expectation to amortize $30.3 million of unrecognized stock-based compensation cost related to stock option activity over a period of 2.9 years; our expectation to amortize $0.1 million of stock based compensation expense related to the employee stock purchase plan (“ESPP”) in the first quarter of fiscal 2009; our expectation to amortize $69.5 million of estimated stock based compensation expense related to Full Value Awards over an estimated amortization period of 2.5 years; our expectation that the required contribution to the Company’s pension plans in fiscal 2009 will be zero; our expectation to close $167.3 million in obligations to purchase inventory and other commitments within one year; our estimate that the Company’s potential tax liability related to a Dutch wage tax audit and a Texas franchise tax audit will be from $0.8 million to $46.2 million, plus interest and penalties; our belief that the factual allegations and circumstances underlying the securities class actions, derivative actions, the OCLI and SDL class actions, and the ERISA class actions are without merit and that the expense of defending such actions will continue to be costly and may not be covered by our insurance policies; and our belief that resolving claims that arise in the ordinary course of our business will not have a material adverse impact on our financial position or results of operations.

Management cautions that forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in such forward-looking statements. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, including, without limitation, the following: incorrect assumptions regarding the basis for consumer demands; an unexpected decreased in the availability of broadband networks; our inability to successfully capitalize on our position in the market, industry trends and strategic opportunities; inability to successfully operate as a portfolio of businesses solely with a focus on optical and broadband innovation; inability to meet marketplace demands for optical communications products; inability to accurately assess the demand on the metro and long-haul networks into which high-bandwidth services feed; inability to support our customer growth in building systems for AONs; our inability to assess the feasibility of certain innovations and the impact that such innovations might have on high-tech industries; licensing issues related to our intellectual property; broader product offering of competitors; inaccuracies regarding the direction of the market to migrate from fixed to reconfigurable DWDM architectures and networks; inability to accurately assess the market demand for communications test and measurement instruments, systems, software and services; difficulties associated with limiting and predicting costs in the Communications Test and Measurement business unit; inaccurate assumptions regarding the optical industry; inability to accurately predict the demand for high-quality lasers in various commercial markets; inability to quickly introduce customer applications into the marketplace to meet customer demands for commercial lasers; inaccuracies regarding the Company’s position in the photonic power market; inaccurate assumptions regarding the importance of agility and flexibility to our current customers; our inability to invest in new technologies; inaccuracies regarding promising markets and our ability to focus the company’s resources towards developing products for potentially promising markets; unanticipated SG&A expenses and inaccuracies as to the impact of SG&A expenses on the Company’s financial condition; inaccurate assumptions regarding the viability of certain product lines; unanticipated difficulties associated with the centralization of administrative functions; inability to timely and effectively develop, manufacture and market our new products, or enhance our existing products; our inability to accurately and timely complete valuation analyses in connection with our acquisitions; our limited ability to perceive or predict market trends; decreases in our product portfolio and revenues; inaccuracies regarding our employee relations and inability to maintain a steady workforce; loss of a significant customer eliminating a significant portion of our future revenues; dependence on fewer customers limiting our ability to increase our profitability; unrealized customer and market penetration resulting from our recent acquisitions; inability to effectively execute programs related to our investments and partnerships; failure to reduce manufacturing costs through restructuring efforts; inability to accurately predict the volatility of future stock trends; introduction of new accounting pronouncements; lack of resources set aside for investment in R&D; inaccurate assessment of our tax liability as a result of acquisitions and tax audits; greater than anticipated tax exposure; unforeseen damage and repairs to the Company’s leased and owned properties; need to expand or decrease the size of our existing facilities; excessive costs associated with defending various claims and suits brought against the Company and its directors; unexpected impairment of goodwill associated with our acquisitions; delays in bringing products to market due to development problems; excessively high costs in the future related to enhancing our existing systems; significant changes in customer preferences; the possibility that competitors will introduce products faster than us; unanticipated difficulties in building close working relationships with manufacturers; our inability to establish relationships with alternative suppliers of raw materials; growth in our business placing unexpected strains on our resources; international expansion beyond the capacities of our current properties; loss of key personnel to competitors and an inability to effectively recruit replacements; inherent uncertainty surrounding the litigation process and the fact that litigation could result in substantial cost and diversion of our management’s attention; inability to obtain new orders from major customers; substantial technological changes in the Communications Test and Measurement solutions market; the timing of orders; difficulties in assessing the impact of accounting changes on financial statements; incorrect estimates, assumptions and judgments used in preparing the Company’s consolidated financial statements; inaccuracies in categorizing equipment for accounting purposes; inaccuracies related to the assumptions used in assessing the Company’s option-price; market rejection of new products; inaccuracies of the strength of various acquisitions on improving the Company’s position within various markets; inability to accurately predict when various products acquired during our acquisitions will be fully developed and completed; inaccurate assumptions or estimates associated with severance and lease payments; inability to accurately assess additional tax expenses due to repatriation of certain earnings in China; inability to accurately assess future income attributable to tax benefits; inability to predict the vesting period of the Company’s Full Value Awards; difficulty in estimating the amortization period of stock based compensation expense of stock option activity and our ESPP; inability to accurately predict the amount of money the Company must contribute to its pension plans as legally mandated; inability to deliver inventory and collect payments due under purchase orders; and other factors set forth in “Risk Factors” and elsewhere herein. Further, our future business, financial condition and results of operations could differ materially from those anticipated by such forward-looking statements and are subject to risks and uncertainties including the risks set forth above and in Part I, Item 1A “Risk Factors” set forth in this Form 10-K. Moreover, neither we assume nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. Forward-looking statements are made only as of the date of this Report and subsequent facts or circumstances may contradict, obviate, undermine or otherwise fail to support or substantiate such statements. We are under no duty to update any of the forward-looking statements after the date of this Form 10-K to conform such statements to actual results or to changes in our expectations.

PART I

ITEM 1. BUSINESS

General

Overview

JDS Uniphase Corporation (“JDSU”) is the leading provider of communications test and measurement solutions and optical products for telecommunications service providers, cable operators, and network equipment manufacturers. JDSU technologies also enable broadband and optical innovation in many essential industries such as biomedical and environmental instrumentation, semiconductor processing, aerospace and defense, and brand protection. In addition, our optical coatings are used in visual display and decorative product differentiation applications.

To serve its markets, JDSU operates in the following business segments: Optical Communications, which accounted for approximately 34% of net revenue in fiscal 2008; Communications Test and Measurement, which accounted for approximately 46% of net revenue in fiscal 2008; Advanced Optical Technologies, which accounted for approximately 14% of net revenue in fiscal 2008; and Commercial Lasers, which accounted for approximately 6% of net revenue in fiscal 2008. The financial results for the Commercial Lasers business is reported in the “All Other, Commercial Lasers” segment in this document.

Industry Trends

The trends that drive the broadband communications industry are key drivers in the business segments that comprise JDSU. Demand for high-bandwidth communications continues to increase, powered by the growing number of broadband users worldwide and the greater reliance on high-bandwidth capabilities in our daily lives. For example, the number of video and digital music downloads is growing rapidly, as is demand for HDTV and fiber-to-the-home or other fiber networks (FTTx). In addition, cell phones increasingly offer integrated audio, photo, video, email and Internet capabilities. As greater bandwidth capacity is delivered closer to end users through broadband access networks, consumer demand for real-time, interactive, visual and audio experiences will increase. The resulting traffic, in turn, impacts core networks that depend on optical technology. New services will also drive the need for test and measurement, as well as service assurance solutions. JDSU is well-positioned to continue to benefit from these industry trends due to its leadership in the broadband test and measurement and optical networking markets.

In addition to communications, optical technologies are increasingly applied to solve complex problems in other industries. For example, our high-precision lasers enable the trend toward smaller integrated circuits for use in today’s compact consumer electronics, the testing of new pharmaceuticals via induced fluorescence, and deoxyribonucleic acid (DNA) sequencing through the appropriate application of monochromatic light. Our optically variable pigment (OVP®) solutions protect commercial brands and consumer products, such as medicines and electronics, against counterfeiting with secure labels and other optical devices. This technology is also used to inhibit counterfeiting of currencies and valuable documents.

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

Business Segments

The JDSU corporate structure is comprised of four business segments—optical communications, communications test and measurement, advanced optical technologies, and commercial lasers. Each segment has its own engineering, manufacturing, sales, and marketing groups to better serve customers and respond quickly to the market needs. In addition, our business segments share common corporate services that provide capital, infrastructure, resources, and functional support, allowing them to focus on core technological strengths to compete and innovate in their markets.

Optical Communications

The Optical Communications business segment provides products used by communications equipment providers for telecommunications and enterprise data communications. These products enable the transmission and transport of video, audio and text data over high-capacity fiber optic cables. Transmission products primarily consist of optical transceivers, optical transponders, and their supporting components such as modulators and source lasers, like vertical-cavity surface-emitting lasers (VCSELs). Transport products primarily consist of amplifiers and ROADMS and their supporting components such as 980 nm pumps, passive devices, and array waveguides (AWGs). In fact, today’s most advanced optical networks are built on our transport and transmission components, modules and subsystems.

Market

JDSU Optical Communications produces a wide range of components, modules, subsystems, and solutions to support and maintain customers in our two market segments: telecommunications, including access (local), metro (intracity), long-haul (city-to-city and worldwide), and submarine (undersea) networks; and enterprise data communications, including storage access networks (SANs), local area networks (LANs), and Ethernet wide-area networks (WANs).

Customers

JDSU customers such as Alcatel-Lucent, Ciena, Cisco, Ericsson, Fujitsu, Hewlett-Packard, Huawei, IBM, Nokia Siemens Networks, Nortel, and Tellabs manufacture network equipment used to create telecommunications and data communications.

Trends

To remain competitive, network operators worldwide must offer broader suites of digital services. To do this, they are migrating to Internet protocol (IP) networks, which effectively deliver triple-play services (voice, video and data) while lowering capital and operating costs of DWDM networks. In data communications, demand for broadband is driven by growing needs of intracompany LAN and intercompany WAN networks. In addition, many companies are embracing new applications, such as voice over IP (VoIP), that replace traditional fixed voice communications with network routed calls; and universal messaging systems that require greater bandwidth and data storage. This growing demand for more capacity will encourage the adoption of optical communications products across the telecom sector, including long-haul, metro (core and access), cable television (CATV), submarine, and fiber to the premises (FTTP or FTTx). It will also increase demand for optical products in the storage and enterprise sectors, including LAN, SAN and WAN.

Migrating to agile optical networks (AONs), which employ reconfigurable optical add/drop multiplexers (ROADM), tunable transponders, and other agile optical products, also provides an effective way to respond to unpredictable bandwidth demands and manage expenses. With an AON, a service provider can add capacity, with minimal human intervention, by using remote management applications rather than by dispatching technicians to perform manual operations in the field.

In addition, the high-end routers, switches, and cross-connect equipment that must handle legacy and IP traffic, are becoming increasingly complex in order to meet higher bandwidth, scalability, speed, and reliability needs with compact designs. At the same time, those compact designs must meet requirements for emissions, performance, cost, and reduced power consumption.

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

JDSU, with its innovative optical communications and flexible, cost-effective AON portfolio, is positioned to be the supplier of choice for next-generation networks.

Strategy

Customers partner with JDSU Optical Communications not only for access to its pipeline of optical technologies, but also for the ability to expand their own supply chain with a vendor that is capable of high-volume manufacturing.

Our strategy for optical communications is to focus on technology leadership, cost leadership, and functional integration.

As our optical communications segment continues to align the latest technologies with best-in-class manufacturing and operations, JDSU will thrive as the source for the innovation that drives the next phase of optical communications with highly integrated technologies that are faster, more agile, and more reliable, making us a valuable business and technology partner to NEMs and service providers.

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

Offerings

As mentioned above, the JDSU optical communications segment addresses two markets—telecommunications and enterprise data communications. In addition to a full selection of active and passive components, JDSU offers increasing levels of functionality and integration in modules, circuit packs, and subsystems for transmission, amplification, wavelength management, and more. Our optical communications product offerings include:

Telecommunications

In the telecommunications segment, we offer solutions for the synchronous optical network (SONET), synchronous digital hierarchy (SDH) and wavelength division multiplexer (WDM) markets, including transmission and transport products.

These include tunable transponders, ROADMs, and optical amplifiers. JDSU also offers components used to develop the previously mentioned products, which include active components like tunable lasers and 980 nm pumps, as well as passive components such as attenuators, circulators, couplers/splitters/WDMs, gain flattening filters, hybrid interleavers, multiplexer/demultiplexers (mux/demux), polarization components, switches, and wavelength lockers.

Transmission products

JDSU products used for sending and receiving data include tunable transponders, transceivers and transmitter modules, as well as components like tunable lasers, detectors/receivers, modulators, and source lasers such as VCSELs.

Transport products

JDSU products used for transporting data include ROADMs and optical amplifiers, as well as the components used to develop these products. This includes active components such as 980 nm pumps and optical channel monitors, as well as passive components such as attenuators, circulators, couplers/splitters/WDMs, gain flattening filters, hybrid interleavers, multiplexer/demultiplexers (mux/demux), polarization components, switches, and wavelength lockers

We continue to innovate for our customers with the new AON Super Transport Blade, which integrates all major optical transport functions (wavelength switching, preamplification, postamplification, monitoring) into a single-slot blade. This all-in-one solution reduces the size, cost, and power requirements of optical components, incorporates nano wavelength selective switch (WSS) technology, and enables greater chassis density and smaller footprint.

Data communications

For the data communications market, which relies on storing and moving vast amounts of data, JDSU offers optical transceivers for Fibre Channel and Gigabit Ethernet applications. JDSU transceivers are also used in Ethernet connections for servers, routers, hubs, and switches for Internet and e-mail services.

In data communications, digital music, video, interactive games, social networking, e-mail, e-commerce, datacenter replication, and disaster recovery applications continue to drive SAN bandwidth higher. To support this growth, many storage system providers have migrated from 2 to 4 or 8 Gbps. Higher speeds, increased system densities, and lower power consumption are also driving next-generation optical transceivers.

For higher data transfer rates of 40 and 100 Gbps, optical technologies like vertical-cavity surface-emitting lasers (VCSELs) address the concerns associated with increasingly complex solutions. VCSELs reduce power consumption, heat, electromagnetic interference (EMI), and cost while increasing speed, reliability, and link distance. Our compact arrays offer an innovative solution for the LANs, SANs, broadband Internet, and metro-area network applications that currently depend on high-end routers, switches, and cross-connect equipment to handle legacy and IP traffic.

Optical transceivers

JDSU integrated fiber optic transceivers provide a high-speed, serial electrical interface for connecting processors, switches, and peripherals using fiber optic technology. They are available in hot-pluggable or pin-through-hole versions with a small footprint for use in compact system designs. This allows manufacturers to double the density of transceivers on a board compared to conventional designs.

Communications Test and Measurement

The Communications Test and Measurement business segment products and services enable the design, deployment, and maintenance of communication equipment and networks, as well as ensure the quality of services delivered to the end customer. These products and services provide solutions that help accelerate the deployment of new services and lower operating expenses while improving performance and reliability. Included in the product portfolio are test tools and platforms for optical transport networks, DSL services, data networks, cable networks, digital video broadcast, and fiber characterization services.

Market

JDSU provides instruments, service assurance systems and services for communications network operators and equipment manufacturers that deliver and/or operate broadband/IP networks (cable, fixed and mobile) deploying triple- and quad-play services (voice, video, data, and wireless). Our solutions help accelerate the deployment of new services, lower operating expenses, reduce customer turnover with improved quality of service, and increase productivity across each critical phase of the network lifecycle, including research and development, production, deployment, and service assurance. JDSU enables the effective management of services, such as VoIP and IPTV, by providing visibility into the end-user experience and also provides repair, calibration, instrument management and other services to aid its customers in the rapid deployment and repair of networks and services. JDSU test solutions address lab and production (capacity expansion and 40G), field service (triple-play deployments for cable, telecom, FTTx, and home networking) and service assurance (quality of experience, or QoE, for Ethernet and IP services, including cable, wireless and fixed/telecom networks).

Customers

JDSU customers for communications test and measurement solutions include the world’s largest communications service providers, communications equipment manufacturers, government organizations, and large corporate customers. These include major telecom and cable operators such as AT&T, Bell Canada, British Telecom, China Telecom, Comcast, Deutsche Telecom, France Telecom, Telefonica, Telmex, TimeWarner, Verizon and many others. JDSU test and measurement customers also include many of the network equipment manufacturers served by our optical communications group, including Alcatel-Lucent, Ciena, Cisco, Huawei, Fujitsu, Nortel, and Motorola.

Trends

As content providers in the communications industry are developing new business models to expand their distribution capabilities, they are increasingly adopting on-line channels for rich broadband content such as music, gaming, video programming, and movies. Telecommunications service providers are, in turn, planning to increase their revenues and profitability by expanding the capabilities of their IP packet-based networks to increase their network capacity and to deliver sophisticated levels of quality of service required to meet the service requirements of the content providers and the consumers.

Telecommunications, cable television, satellite, and wireless service providers are competing with each other to offer content providers and consumers the ability to carry virtually any type of content via bundled services. With more applications and content available, potential benefits for service providers include increased average revenue per user (ARPU) and less customer turnover due to better service quality, thus increasing profitability and long-term competitive advantage. As a result, many providers are developing consolidated network architectures intended to enable a triple-play (integrated voice, data and video services) offering from a single provider rather than three separate services from three separate providers over three separate networks.

Additionally, the proliferation of new and higher bandwidth services, including video-based content such as news, movies, and gaming, is generating strong growth in demand for network capacity and bandwidth rates, which in turn drives demand for many types of networking, access and transport systems.

Increasing deployments of broadband access, the expansion of IP-based services, and the need to reduce deployment time and cost should result in increased demand for communications test and measurement instruments, systems, software, and services. These communications test and measurement solutions support the rapid deployment of new services, increase customer satisfaction by helping technicians complete installation and repair work correctly the first time, and lower operating expenses by automating and improving network installation, maintenance, and management processes. Our broad portfolio of test and measurement solutions positions us well to benefit from these developments.

Strategy

The JDSU Communications Test and Measurement business segment will continue to improve profitability by providing communications test and management solutions that address the business challenges of network operators and communications equipment manufacturers. Its focus is to enable network operators to accelerate deployment of new services, improve service quality, reduce customer churn, and lower network operating expenses.

Competition

JDSU competes against various companies, including Agilent, Anritsu, Exfo, Spirent, and Sunrise. While each of the JDSU product families has multiple competitors, the Company has one of the broadest ranges of wireline products and solutions available in the communications test and measurement industry.

Offerings

JDSU provides the industry’s most expansive set of communications-focused test and measurement solutions. This portfolio provides end-to-end test support across communications networks, including the core, metro, access, and home networking environments. JDSU is a leader in the test and measurement market and has an installed base of hundreds of thousands of test instruments and systems deployed in communications networks around the world. Our test and measurement product portfolio includes:

Instruments

JDSU provides devices that perform various communications test and monitoring functions. Designed to be mobile devices, these products assist service provider technicians in assessing the performance of network elements and segments or verifying the integrity of the information being transmitted across the network. These instruments incorporate high levels of intelligence and have user interfaces that are designed to simplify operation and minimize training. JDSU test instruments also include those used by network equipment manufacturers (NEMs) in the design and manufacture of next-generation network equipment. Thorough testing by NEMs plays a critical role in producing the components and equipment that are the building blocks of network infrastructure.

Software

JDSU provides software products and custom software development services to its customers. Software products address applications for network capacity management, test operations support systems and workflow solutions. Software services are provided to customize software applications and to interface JDSU software to customer operations support systems.

Systems

JDSU systems are test and management devices that reside in communication networks. Typically, these systems consist of hardware and software components. Using an integrated test and management system, JDSU customers are able to analyze a variety of network elements, transmission technologies and protocols from a single console, simplifying the process of deploying, provisioning and managing network equipment and services. From a centralized location, technicians can access the test systems within the network and perform simultaneous test and monitoring functions on one or more elements, either manually or automatically. These capabilities allow network operators to initiate service to new customers faster, decrease the need for technicians to make on-site service calls, help to make necessary repairs faster and, as a result, provide higher quality and more reliable services.

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

Advanced Optical Technologies

The Advanced Optical Technologies (AOT) business segment leverages its core technology strengths of optics and materials science to manage light and/or color effects. With deep experience in optical coating technology, AOT develops innovative solutions that meet the needs of a variety of markets—from holograms to space exploration. AOT consists of the Authentication Solutions Group (ASG), the Custom Optics Product Group (COPG), and the Flex Products Group

Market

Our AOT segment spans several markets including multilayer product security techniques, which involve overt and covert product verification for protection against diversion, brand erosion, and lost revenue due to counterfeiting. These technologies safeguard brands in the pharmaceutical, consumer electronics, printing/imaging supplies, and fast-moving consumer good industries through innovative color-shifting properties. Holographic technologies, which manage light and color, also protect transaction cards issued by more than 20,000 financial institutions worldwide.

AOT also produces precise, high-performance, optical thin-film coatings for a variety of applications in government and aerospace, biomedical, telecommunications, office automation, and other markets. These applications include night-vision goggles, satellite solar covers, medical instrumentation, optical communications components, fax machines, computer-driven projectors, and event lighting.

In addition, we offer unique solutions for product finishes and decorative packaging that can be applied to a wide variety of substrates. These include innovative optically-based color-shifting and other solutions that provide product enhancement for brands in the pharmaceutical, automotive, consumer electronics, and fast-moving consumer goods industries.

Customers

The AOT business segment serves customers such as BAE Systems, Eastman Kodak, Hewlett-Packard, ITT, Mitsubishi, Northrup Grumman, SICPA, Siemens Medical, Sony, and Toshiba. JDSU technology is used to protect the currencies of China, the European Union, the United States, and other governments around the world. Leading pharmaceutical companies worldwide also use JDSU solutions to protect their brands, as do transaction card providers such as American Express, Discover, MasterCard, and VISA. JDSU decorative product differentiation solutions are used by customers such as DuPont and PPG.

Trends

Product integrity is a worldwide, multibillion dollar issue that poses consumer health and safety risks, corporate liability, devaluation of brand image, weakening of brand loyalty, and lost revenues. Favored targets include pharmaceuticals, imaging supplies, apparel, automotive parts, consumer electronics, and electronic media. Other issues, such as product diversion, where distributors divert products intended for lower-priced markets to higher-priced markets, increasingly require brand protection. The spread of counterfeiting can be attributed to using the Internet to facilitate distribution, a ready availability of low-cost, high-quality printing equipment to reproduce product packaging, the elimination of international trade barriers, and an increasingly mobile global society.

The need to protect high-value documents and offer solutions for authenticating personal, identification, and financial documents is also growing. Our authentication solution products offer multilayer solutions for creating effective security programs that combine secure authentication, flexible aesthetics, and ease of application.

Demand for optical solutions to solve complex problems extends to the aerospace, defense and medical/environmental instrumentation markets, which require customized, high-precision coated products and optical components that selectively absorb, transmit or reflect light to meet the performance requirements of advanced systems. Our custom optics products offer an array advanced technologies and precision optics—from the ultraviolet to the far infrared portion of the light spectrum. Most products are custom optical filters, on either a simple or complex irregular shape, that require from one to several hundred layers to create the coating.

Another challenge is the need to differentiate products in order to build brands. Global competition and an increasing range of product offerings are driving designers to look for innovative ways to increase the aesthetic value of their products and make them stand out. Our decorative products are used in coatings and packaging to create unique and striking visual effects. JDSU technology has also become a worldwide standard for currency protection.

Strategy

The AOT business segment develops technologies that differentiate and effectively protect valuable brands via a secure, flexible, aesthetically striking optical platform. It also strives to supply the highest-quality, best-in-class optical components and assemblies with innovative thin-film coating processes that help customers protect and/or differentiate their products. JDSU will continue to leverage its unique intellectual property, including leading expertise in optics, light management and material technology to develop solutions that provide a unique advantage to customers.

Competition

In these markets, JDSU faces competition from providers of special-effect pigments, like Merck KGA, and from Japanese coating companies such as Nidek, Toppan, and Toray, as well as display-component companies such as Asahi, Fuji Photo-Optical, Nikon, Nitto Optical, and Viratec. JDSU also competes with optics companies such as Barr Associates and Deposition Sciences.

Offerings

Optical thin-film coatings are submicroscopic (nanometer to micrometer) layers of materials, such as silicon and magnesium fluoride, that are applied to the surface of a substrate, including glass, plastic or metal, to alter the substrate’s optical properties. Thin-film coatings work by controlling, enhancing or modifying the behavior of light at the surface of the substrate to produce specific effects such as reflection, refraction, absorption, abrasion resistance, antiglare, oxygen and/or moisture transmission, and electrical conductivity.

Brand Protection

To strengthen brand integrity, many corporate brand owners are introducing protective measures of overt packaging that provides consumers and/or inspection personnel with the ability to quickly determine product authenticity by visually detecting a color effect on the package. Covert solutions provide an additional layer of protection that cannot be seen or detected without a visual aid.

JDSU offers both overt and covert solutions for security, including a line of products that use light interference technology, which allows inks or plastics to exhibit different colors and visual effects from different viewing angles. This technology is also used to inhibit counterfeiting of currencies, identification, and other valuable documents. Applications include pharmaceuticals, imaging supplies, electronics, computer, and other consumer goods. JDSU offers these solutions in a wide range of choices by incorporating them into printing inks, product labels, and product packaging.

Document authentication

Our background as an innovator in optical science is showcased in our optically variable pigment (OVP®) technology and SecureShift® pigments, which provide the reflective surface necessary for the light interference that produces color-shifting characteristics. SecureShift technology combats forgery and counterfeiting, protects against alteration of data, and allows for immediate authentication of high-value documents.

Aerospace and defense

JDSU provides customized optics for solar cell coverglass, thermal control mirror technology, and optical sensors for aerospace applications. One or more JDSU thin-film optics products can be found on U.S. manned spacecraft, U.S. satellites, and international satellites. In addition, JDSU supplies various types of filters used in military defense applications such as infrared night vision goggles and electronic counter measures. JDSU also provides beam splitters and optical filters for medical instruments.

Consumer and commercial electronics

JDSU manufactures and sells products for use in home and business display systems. These products include dichroic filters, mirrors, polarization compensators, heater panels and other coated optics, and assemblies. Products for the automation market include photo receptors and mirrors for photocopiers, document scanners, computer-driven projectors, and facsimile machines.

Instrumentation

JDSU provides multicavity and linear variable optical filters on a variety of substrates for numerous applications, including gas monitoring and analysis, thermal imaging, smart munitions, fire detection, spectroscopy, and pollution monitoring. These filters are additionally used in biomedical applications including microscopy, cytology, semiconductor test systems, and test and measurement equipment. JDSU also provides advanced optical filters used to create dramatic lighting effects and project rich, saturated color in intelligent lighting systems for concerts, discotheques, stages, studios, and architectural lighting.

Product Differentiation

For decorative product differentiation, a wide variety of products are designed with our ChromaFlair® and SpectraFlair® pigments to create striking color effects that emphasize body contours, create dynamic environments, or enhance products in motion. Some products that use OVP pigments include eye-catching automobiles, spectacular sports equipment, and cutting-edge electronics. These pigments are added to paints, plastics, or textiles to achieve dramatic and vivid effects.

Our line of decorative products uses proprietary manufacturing processes and light interference (or diffractive) technology to provide products with certain color characteristics that are attractive for applications in paints, cosmetics, and plastics. The products create a durable finish with striking color properties for automotive, consumer electronics, and other applications.

Currency Protection

Our SecureShift pigment is an overt security technology designed for easy integration into document authentication security programs. SecureShift technology solutions provide a color-shifting effect that enables positive, easy visual verification and deters counterfeiting. SecureShift ink applications can be used protect and authenticate banknotes as well as high-value government documents, such as passports, identification cards, checks, and bonds.

Commercial Lasers

Market

The JDSU portfolio of laser products includes components and subsystems used in a wide variety of original equipment manufacturer (OEM) applications from low- to high-power output, ultraviolet (UV), visible, and IR wavelengths. Core laser technologies include continuous-wave (cw), q-switched, and mode-locked lasers addressing application needs from cw to Megahertz repetition rates. JDSU supports clients in the solid-state, gas, and fiber-based laser markets, which include applications such as biotechnology, materials processing, semiconductor wafer processing, solar cell processing, graphics and imaging, remote sensing/ranging, and other precision machining.

Customers

JDSU provides commercial lasers to clients such as Applied Biosystems, ASML, Beckman Coulter, Disco, Eastman Kodak, Electro Scientific Instruments, General Dynamics, Han’s Laser, KLA Tencor, Panasonic, and Sony.

Trends

There is increased demand for high-quality lasers in a variety of markets, including semiconductor processing, materials processing and biotechnology, as well as for use in imaging, aerospace and defense applications. Maturing technology trends in these markets are increasing the pressure on laser manufacturers to consistently produce smaller and lower-cost lasers with high reliability for applications. These trends include:

•	Demand for electronic products with greater functionality, requiring high-speed, precise micromachining and materials processing

•	Advances in cytology, hematology, genome sequencing, and crime scene investigation

•	Solar cell processing and high-throughput silicon wafer processing

•	Technology requirements shifting toward smaller feature sizes that require short wavelengths

•	Laser processing replacing mature mechanical processing, such as drills and saws

•	Electronics and precision materials processing, such as microbending, soldering and plastic welding

Strategy

JDSU works to establish long-term business partnerships with OEM laser clients. Leveraging established manufacturing, engineering, telecommunications, and photonics expertise, JDSU provides its clients with products that meet cost-of-ownership and reliability needs while delivering on volume production demands.

Competition

JDSU competitors in the laser market include Coherent (COHR), IPG Photonics (IPGP), Rofin-Sinar (RSTI), CVI-Melles, and the Spectra-Physics division of Newport Corporation (NEWP). In photonic power solutions, JDSU competes against Spectrolab.

Offerings

Our broad range of products includes continuous-wave and pulsed diode-pumped solid-state lasers, high-reliability industrial diode lasers, gas lasers including argon-ion and helium-neon (HeNe) lasers, and fiber-based lasers:

Diode-pumped solid-state lasers with excellent beam quality, low noise, exceptional reliability, and extremely small packaging are used in biotechnology instrumentation, materials processing, graphics and imaging, semiconductor manufacturing, and laser-induced fluorescence applications. JDSU offers very low noise continuous-wave green lasers and blue lasers, high-repetition-rate near-infrared lasers, and high-power pulsed UV lasers.

Industrial diode lasers include components, plug-and-play modules and fiber-coupled devices. These diode lasers address a wide variety of applications, including laser pumping, thermal exposure, illumination, ophthalmology, image recording, printing, materials processing, optical storage, and spectral analysis.

Gas lasers, including argon-ion and helium-neon lasers provide a stable, low-cost and reliable solution over a wide range of operating conditions, making them well suited for complex, high-resolution OEM applications such as flow cytometry, DNA sequencing, graphics and imaging, and semiconductor inspection.

Fiber-based lasers are compact, efficient and air-cooled, making them easy to integrate into many applications. Wavelengths around one micron are ideal for precision machining applications, such as marking, bending, and cutting, and selective soldering where visible wavelengths are used for fluorescence and inspection applications.

Photonic Power

Traditional power provided over copper cables is susceptible to radio frequency (RF) and EMI interference. Photonic power is an innovative power-over-fiber delivery system that converts optical power to electrical power. Since it is delivered over nonconducting fiber optic cable, it is immune to the surrounding environment, is lighter, generates less heat, and is spark-free. JDSU is a pioneer in this emerging market. This innovative power source can be used to drive sensors, gauges, actuators, low-power communications devices, and innumerable other electronic devices. The isolated nature of the power delivery makes it ideal for applications that require a spark-free environment or that are operating under high levels of RF, EMI, or voltage, or other harsh environmental conditions. Power is provided without contributing any adverse effects. This technology can be used in an ever-increasing number of applications, including medical, energy, defense, aerospace, fiber optic and wireless communications, and industrial sensors.

Corporate Strategy

Our objective is to continue to be a leading provider for all markets and industries we serve, as detailed in previous sections. In support of our business segments, we are pursuing a corporate strategy that we believe will best position us for future opportunities. The key elements of our corporate strategy include:

•

Enabling our customers’ innovation in broadband and optical markets We will continue to help customers make their existing networks more flexible by designing agility into our products, providing NEMs with the performance, size, and power benefits they require to meet growing demand and maximize the competitiveness of their offerings.

We remain committed to working closely with our customers from initial product design and manufacturing through to solution deployment and training. We strive to engage with our customers at the early stages of development to provide them with the most innovative and timely products and services and ensure our technology direction is aligned with their emerging requirements. Our sales, customer support, product marketing, and development efforts are organized to maximize effectiveness in our customer interactions. Based on current and anticipated demand, we will continue to invest in R&D and through acquisitions and partnerships in new technologies, products and services that offer our customers increased efficiency, higher performance, improved functionality, and/or higher levels of integration.

•

Strengthening our product portfolio based on profitability and revenue growth In fiscal 2008, we continued to invest in product development in line with our profitability and growth objectives. Similarly, acquisition targets are carefully selected to support our objective to expand our addressable market in potentially higher growth, higher profitability areas. The acquisition of the fiber division of Westover Scientific, Inc., for example, complements our existing fiber field and lab and production test portfolio with a full suite of fiber inspection and cleaning solutions that are critical components in a comprehensive fiber deployment and operations strategy.

We remain committed to streamlining our manufacturing operations and reducing costs by using contract manufacturers where appropriate for our less complex, high volume products, and by situating our factories in lower-cost locations capable of consistently meeting our customers’ quality and performance requirements.

•

Diversifying our customer base Our acquisition strategy over the last several years has focused on our desire to diversify our business in terms of product offering and customer base. The acquisition of American Bank Note Holographics, Inc. (“ABNH”), for example, expanded our presence in the transaction card and hologram markets. With this acquisition, JDSU builds upon its leadership position in security solutions for brand protection, and expands its offering to include security solutions for transaction card-based commerce. It also fortifies our leadership position as a fully integrated overt and covert security solutions provider for product authentication and brand protection.

•

Focusing on best-in-class operating metrics Our business segments are required to exhibit profitability and sustainable growth in addition to focusing on best-in-class operating metrics. Our shared corporate functions model provides our business segments with the centralized strength and depth of a larger company, while allowing each segment to remain focused and responsive to its own market needs. In turn, each of our corporate functions focuses on benchmark operating metrics in the high-technology sector.

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

In February 2008, we purchased American Bank Note Holographics Inc. (“ABNH”), a public company. ABNH is a market leader in the origination, production and marketing of holograms for security applications and the leading supplier of optical security devices for the transaction card market and is included in our Advanced Optical Technologies segment.

In January 2008, we purchased certain assets of the fiber optics division of Westover Scientific Inc. (“Westover”), and agreed to acquire the tangible assets of Westover’s related party contract manufacturer Fuzhou Chenpo Optical Instrument Co. Ltd. Westover is a leading provider of fiber optic inspection and cleaning solutions, which complements our existing fiber field and lab and production test portfolio and is included in our Communications Test and Measurement segment.

In May 2007, we completed the acquisition of Innocor Ltd. (“Innocor”), a provider of broadband test solutions for network equipment manufacturers. The merger strengthened our position in the North American lab and production markets and helped grow our business in the EMEA and APAC regions. Innocor is included in our Communications Test and Measurement segment.

In May 2007, we completed the acquisition of Picolight Inc. (“Picolight”), a designer and manufacturer of optical pluggable transceivers. By acquiring Picolight, we strengthened our position in high-growth pluggable optics for the enterprise market and added an established, vertically integrated manufacturing model. Picolight is included in our Optical Communications segment.

In January 2007, we completed the acquisition of Casabyte Inc. (“Casabyte”), a provider of service quality monitoring solutions for mobile network operations. By acquiring Casabyte, we accelerated our service assurance growth by capitalizing on a number of key assets, including Casabyte’s wireless service quality solutions expertise, technology and established customer relationships. We also plan to leverage our global direct sales organization and other distribution channels to increase Casabyte’s penetration into international markets. Casabyte is included in our Communications Test and Measurement segment.

In May 2006, we completed the acquisition of Test-Um Inc. (“Test-Um”), a provider of home networking test instruments for the FTTx and digital cable markets. By acquiring Test-Um, we expanded our channels for the sale of our broad portfolio of test instruments for broadband access networks, including the recently introduced SmartClass line of instruments. We leveraged Test-Um’s network of several hundred distribution partners, making our access test instruments available to the service installation and electrical contractors served by Test-Um today. In addition, the acquisition creates new market opportunities for Test-Um’s products, which is available through JDSU’s direct sales and service organization serving the largest telecommunications and cable service providers worldwide. Test-Um is included in our Communications Test and Measurement segment.

In November 2005, we completed the acquisition of Agility Communications Inc. (“Agility”), a provider of widely tunable laser solutions for optical networks. The acquisition solidified our leadership position in the rapidly growing market for tunable lasers and transponders; offered a more efficient path to high volume, high yield, tunable, pluggable solutions when combined with JDSU’s manufacturing scalability, and established JDSU as the broadest end-to-end agile optical network portfolio provider in the marketplace. Agility is included in our Optical Communications segment.

In August 2005, we completed the acquisition of Acterna Inc. (“Acterna”), a leading worldwide provider of broadband and optical test and measurement solutions for telecommunications and cable service providers and network equipment manufacturers. With this acquisition, we have become a leading provider of broadband test and measurement systems serving an expanded customer base that includes many of the largest 100 telecommunications and cable services providers and system manufacturers worldwide. The combined portfolio of products and services enhanced the deployment of IP-based data, voice, and video services over optical long haul, metro, fiber-to-the-home, DSL, and cable networks. Starting in the first quarter of fiscal 2006, the addition of Acterna’s Test and Measurement business created a new reportable segment of our business, the Communications Test and Measurement segment.

Please refer to “Note 3. Mergers and Acquisitions” of Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K for further discussion of the acquisitions completed during fiscal 2008, 2007 and 2006.

Restructuring Programs and Divestitures

Since April 2001, we have significantly consolidated the manufacturing of our products based on core competencies, cost efficiency, and alternative manufacturers, where appropriate. Among other things, we continue to strengthen our partnerships with contract manufacturers primarily for our telecommunications, data communications, and laser products. We also are in the process of centralizing in-house manufacturing from North America pertaining to product lines relating to primarily the Optical Communications segment to our lower-cost facility in Shenzhen, China. Additionally, we continue to centralize many administrative functions such as information technology, human resources, and finance to take advantage of common processes and controls, and economies of scale.

Our results of operations and financial condition were significantly affected by charges related to our restructuring activities, the write-downs of inventories, and the impairment of our investments and long-lived assets during fiscal 2008, 2007, and 2006. We may not be successful in our manufacturing strategy, and there are many risks to be addressed as described in the “Risk Factors” section.

Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 and the Notes to the Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K for further discussion on these charges.

Research and Development

During fiscal 2008, 2007, and 2006, we incurred research and development expenses of $188.1 million, $168.4 million, and $155.5 million, respectively. The number of employees engaged in research and development was approximately 1,100 as of June 28, 2008 and 1,000 as of June 30, 2007, and July 1, 2006.

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

In our communications test and measurement market, we track and address the market segments for portable instruments for Telecom Field Service personnel, systems and software used in Network Operations Centers and instruments use in the design and production of telecom network equipment. We are increasing our focus on IP-based service delivery and assurance and the required changes in the network architecture as they relate to our target market segments. At the same time, we maintain our capability to continue to serve all major network architectures and protocols.

In our Advanced Optical Technologies and Commercial Laser market, our research and development efforts concentrate on developing more innovative solutions for our markets. Our Applied Optical technology group continues to advance light interference micro-flakes, color separation and birefringent filters, holographic images, components and assemblies for optical systems. Our Commercial Laser group continues to develop new product offerings in solid state lasers that embrace processes and assemblies strategies consistent with our telecommunication heritage. All of these developments are targeted to serve the security, biomedical, environmental monitoring, semiconductor, aerospace and display industries.

Manufacturing

The following table sets forth our major manufacturing locations and the primary products manufactured at each location as of June 28, 2008. Manufacturing facilities and products manufactured by our contract-manufacturing partners (located in California, Texas, Ottawa, China, Indonesia, Singapore, Malaysia, and Thailand) are not included in the table below:

Location	Products

NORTH AMERICA:

Canada:
Kanata, Ontario	Telecommunications test hardware

United States:
Bloomfield, CT	Lithium niobate modulators, wavelength lockers, and electronic drivers for telecommunications

Camarillo, CA	Home networking test hardware

Commerce, CA	Packaging labels for both security and non-security applications

Coral Springs, FL	Color and image enhancement products

Germantown, MD	Communications Test and Measurement products

Indianapolis, IN	Communications Test and Measurement products

Louisville, CO	VCSEL Wafer fabrication for telecommunications

Mill Creek, WA	Fiber optic inspection and cleaning solutions

Milpitas, CA	Waveguide wafer fabrication & photonic power products

Robbinsville, NJ	Holograms for security applications and optical security devices

San Jose, CA	Wafer fabrication (high power lasers, source lasers, detectors), submarine products, CoC testing, and solid state lasers

Santa Rosa, CA	Optical display and projection products, light interference pigments for security and decorative applications, and thin film filters

REST OF WORLD:

China:
Beijing	Light interference pigments for security applications

Shenzhen	Variety of standard optical components and modules, photodetectors, receiver products, erbium doped fiber amplifiers (EDFA), optical circuit packs, differential gain equalizers, high power lasers and source lasers

France:
St. Etienne	Communications Test and Measurement products

Germany:
Eningen	Communications Test and Measurement products

Sources and Availability of Raw Materials

JDSU uses various companies and contract manufacturers to supply parts and components for the manufacture and support of multiple product lines. Although our intention is to establish at least two sources of supply for materials whenever possible, for some certain components we do have sole or limited source supply arrangements. We may not be able to procure these components from alternative sources at acceptable prices within reasonable time; therefore the loss or interruption of such arrangements could have an impact on our ability to deliver certain products on a timely basis.

JDSU will continue initiatives to reduce cost and risk of production interruptions and shortages of components with: (1) selecting and qualifying alternative sources of supplies for key components whenever possible, and (2) maintaining an appropriate safety stock of key components.

Patents and Proprietary Rights

Intellectual property rights that apply to our various products include patents, trade secrets, and trademarks. We do not intend to broadly license our intellectual property rights unless we can obtain adequate consideration or enter into acceptable patent cross-license agreements. As of June 28, 2008, we owned 1,350 U.S. patents and 544 foreign patents, and we are processing several hundred pending applications throughout the world.

Backlog

Backlog consists of purchase orders for products for which we have assigned shipment dates within the following 12 months. As of June 28, 2008, our backlog was approximately $341.1 million as compared to $342.5 million at June 30, 2007. Because of possible changes in product delivery schedules and cancellation of product orders and our sales often reflect orders shipped in the same quarter in which they are received, our backlog at any particular date is not necessarily indicative of actual revenue or the level of orders for any succeeding period.

Employees

We employed approximately 7,100 employees as of June 28, 2008, as compared to approximately 7,000 and 7,100 as of June 30, 2007 and July 1, 2006, respectively. Our workforce as of June 28, 2008 included approximately 4,100 employees in manufacturing, 1,100 employees in research and development, 800 employees in general and administrative functions, and 1,100 employees in sales and marketing.

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

Although our profitability has improved materially over the last several years, we continue to incur net losses. We incurred net losses of $21.7 million, $26.3 million, and $151.2 million in fiscal years 2008, 2007 and 2006, respectively. As a portfolio company, comprised of many product lines, with diverse operating metrics and markets, our profit performance in a particular period is generally a function of both revenue and product mix factors. For example, our product portfolio has a broad gross margin range. Moreover, the profit contribution of each of our business segments currently varies materially. Additionally, for the last several years, we have undergone multiple manufacturing, facility, organizational and product line transitions. We expect some of these activities to continue for the foreseeable future. These activities are costly and impair our profitability objectives while ongoing. Specific factors that may undermine our financial objectives include, among others:

•	uncertain future telecom carrier and cable operator capital and R&D spending levels, which particularly affects our Optical Communications and Communications Test and Measurement segments;

•

the current uncertain macro-economic climate including, among other things, the ongoing fall-out from the recent credit market crisis, which, in the near term has negatively-impacted our transaction card business in our AOT segment, and more generally creates uncertainty for business across our portfolio;

•

adverse changes to our product mix, both fundamentally (resulting from new product transitions, the declining profitability of certain legacy products and the termination of certain formerly higher margin products, among other things) and due to quarterly demand fluctuations;

•	under-utilization of our manufacturing capacities, particularly in our Optical Communications segment;

•

intense pricing pressure across our product lines (due to competitive forces, increasingly from Asia, and to a highly concentrated customer base for many of our product lines), which continues to offset many of the cost improvements we are realizing quarter over quarter;

•	availability and cost of components for our products, particularly in our Optical Communications segment;

•	increasing commoditization of previously differentiated products, and the attendant negative effect on average selling prices and profit margins, particularly in our Optical Communications segment;

•	execution challenges, which limit revenue opportunities and harm profitability, market opportunities and customer relations;

•	revenue declines associated, periodically, with terminated or divested product lines;

•	redundant costs related to periodic transitioning of manufacturing to low cost locations;

•	ongoing costs associated with organizational transitions, consolidations and restructurings, which are expected to continue in the nearer term;

•	continuing high levels of selling, general and administrative, (“SG&A”) expenses; and

•	seasonal fluctuations in revenue from our Communications Test and Measurement segment, which is the largest of our business segments.

Taken together, these factors limit our ability to predict future profitability levels and to achieve our long-term profitability objectives. While some of these factors may diminish over time as we improve our cost structure and focus on enhancing our product mix, several factors, such as continuous pricing pressure, increasing Asia-based competition, increasing commoditization of previously-differentiated products, a highly concentrated customer base for many of our product lines and seasonal Communications Test and Measurement segment revenue fluctuations, are likely to remain endemic to our businesses. If we fail to achieve profitability expectations, the price of our debt and equity securities, as well as our business and financial condition, may be adversely impacted.

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

Our success depends upon our ability to deliver both our current product offerings and new products and technologies on time and at acceptable cost to our customers. As a technology company, we constantly encounter quality, capacity and cost concerns. The following factors are potential contributors to our concerns:

•

our continuing cost reduction programs, which include site and organization consolidations, asset divestitures, product transfers (internally to our Shenzhen, China facilities and to contract manufacturers) and employee reductions, require the re-establishment and re-qualification by our customers of complex manufacturing lines, as well as modifications to systems, planning and operational infrastructure. During this process, we have experienced, and continue to experience additional costs, delays in re-establishing volume production levels, planning difficulties, inventory issues, factory absorption concerns, and systems integration problems;

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

•

our dependence on a limited number of often small, specialized vendors for raw materials, packages and standard components. Our business and results of operations have been, and could continue to be adversely affected by this dependency. Specific concerns we periodically encounter with our suppliers include stoppages or delays of supply, insufficient vendor resources to supply our requirements, substitution of more expensive or less reliable products, receipt of defective parts or contaminated materials, increases in the price of supplies, and an inability to obtain reduced pricing from our suppliers in response to competitive pressures; and

•

new product programs and introductions, which due to their large-scale restricted field testing and lack of production manufacturers with their increased complexity, expose us to yield and product risk internally and with our materials suppliers.

These factors have caused strain on our execution capabilities and customer relations. Currently, we are (a) having periodic difficulty responding to customer delivery expectations for some of our products, (b) experiencing yield and quality problems, particularly with some of our new products and higher volume products, and (c) expending additional funds and other resources to respond to these execution challenges. We are also, in the short-term, diverting resources from new product research and development and other functions to assist with resolving these matters. If we do not improve our performance in all of these areas, our operating results will be harmed, the commercial viability of new products may be challenged and our customers may choose to reduce their purchases of our products and purchase additional products from our competitors.

We rely on a limited number of customers for a significant portion of sales.

We believe that we will continue to rely upon a limited number of customers for a significant portion of our revenues for each period for the foreseeable future and any failure by us to capture a significant share of these customers could materially harm our business. Dependence on a limited number of customers exposes us to the risk that order reductions from any one customer can have a material adverse effect on periodic revenue. Further, to the extent that our direct communications equipment manufacturer customer base and their customer base, the service providers, consolidates, we will have increased dependence on fewer customers who may be able to exert increased pressure on our prices and contractual terms in general. Customer consolidation activity and periodic manufacturing and inventory initiatives could also create the potential for pauses in customer demand for our products as a consequence of their new decision frameworks and periods of operational streamlining.

Also, we have a strategic alliance with SICPA, our principal customer for our light interference microflakes that are used to, among other things, provide security features in currency. Under a license and supply agreement, we rely exclusively on SICPA to market and sell one of these product lines, Optically Variable Pigment (OVP®), for document authentication applications worldwide. The agreement requires SICPA to purchase minimum quantities of these pigments over the term of the agreement. If SICPA fails to purchase these quantities, as and when required by the agreement, for any reason, our business and operating results (including, among other things, our revenue and gross margin) will be harmed, at least in the short-term. In the long-term, we may be unable to find a substitute marketing and sales partner or develop these capabilities ourselves.

Risks in acquisitions.

Our growth strategy continues to include a reliance on periodic acquisitions of complimentary businesses and technologies. Acquisitions involve numerous risks, including the following:

•	difficulties and costs in integrating the operations, technologies, products and personnel of the acquired businesses;

•

inadequate internal control procedures and disclosure controls to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or poor integration of a target company’s or businesses’ procedures and controls;

•	diversion of management’s attention from normal daily operations of the business;

•	potential difficulties in completing projects associated with in-process research and development;

•	difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

•	insufficient net revenue to offset increased expenses associated with acquisitions;

•	potential loss of key employees of the acquired companies; and

•	difficulty in forecasting revenues and margins.

Acquisitions may also cause us to:

•	issue common stock that would dilute our current shareholders’ percentage ownership;

•	assume liabilities, some of which may be unknown at the time of such acquisitions;

•	record goodwill and intangible assets that will be subject to impairment testing and potential periodic impairment charges;

•	incur amortization expenses related to certain intangible assets;

•	incur large and immediate write-offs of in-process research and development costs; or

•	become subject to litigation.

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

In particular, as a result of our efforts to reduce costs, we have expanded our manufacturing operations in Shenzhen and Beijing, China. Looking ahead we expect to expand our research and development activities in China. Our ability to operate in China may be adversely affected by changes in Chinese laws and regulations, such as those relating to taxation, import and export tariffs, environmental regulations, land use rights, intellectual property and other matters, which laws and regulations remain highly underdeveloped and subject to change, with little or no prior notice, for political or other reasons.

Our international presence exposes us to certain risks, including the following:

•	Currency fluctuations;

•	our ability to comply with customs, import/export and other trade compliance regulations of the countries in which we do business, together with any unexpected changes in such regulations;

•	difficulties in establishing and enforcing our intellectual property rights;

•	tariffs and other trade barriers;

•	political, legal and economic instability in foreign markets, particularly in those markets in which we maintain manufacturing and product development facilities;

•	difficulties in staffing and management;

•	language and cultural barriers;

•	seasonal reductions in business activities in the countries where our international customers are located;

•	integration of foreign operations;

•	longer payment cycles;

•	greater difficulty in accounts receivable collection;

•	difficulties in management of foreign distributors; and

•	potential adverse tax consequences.

Net revenue from customers outside the Americas accounted for 48%, 45% and 39% of our total net revenue for fiscal 2008, 2007 and 2006, respectively. We expect that net revenue from customers outside North America will continue to account for a significant portion of our total net revenue. Lower sales levels that typically occur during the summer months in Europe and some other overseas markets may materially and adversely affect our business. In addition, the revenues we derive from many of our customers depend on international sales and consequently further expose us to the risks associated with such international sales.

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

We rely upon the capacity, reliability and security of our information technology hardware and software infrastructure and our ability to expand and update this infrastructure in response to our changing needs. We are constantly updating our information technology infrastructure. For example, we have initiated a multiphase, companywide program to upgrade and restructure our current Oracle system in an effort to improve system integration and performance. Any failure to manage, expand and update our information technology infrastructure or any failure in the operation of this infrastructure could harm our business.

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

Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud. The SEC, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report by management on the effectiveness of the Company’s internal control over financial reporting in their annual reports on Form 10-K. In addition, our independent registered public accounting firm must report on the effectiveness of the internal control over financial reporting. Although we review our internal control over financial reporting in order to ensure compliance with the Section 404 requirements, if we or our independent registered public accounting firm is not satisfied with our internal control over financial reporting or the level at which these controls are documented, designed, operated or reviewed, or if our independent registered public accounting firm interprets the requirements, rules and/or regulations differently from our interpretation, then they may issue a report that is qualified. This could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact our stock price.

In addition, we have in the past recorded, and may in the future record, “out-of-period” adjustments to our financial statements. In making such adjustments we apply the analytical framework of Staff Accounting Bulletin No. 99, “Materiality”, (“SAB 99”) to determine whether the effect of any out-of-period adjustment to our financial statements is material and whether such adjustments, individually or in the aggregate, would require us to restate our financial statements for previous periods. Under SAB 99, companies are required to apply quantitative and qualitative factors to determine the “materiality” of particular adjustments. From a quantitative perspective, the amount of a company’s reported profit or loss is a significant factor in the determination. In recent periods, we have reported net income at, or close to, “break-even” levels. In periods with “break-even” profitability it is mathematically more likely that such adjustments may meet the quantitative “materiality” threshold established under SAB 99. This is especially the case if we continue to operate at or near “break-even” over an extended period of time so that this becomes our de facto standard of profitability. We have recorded out-of-period adjustments in the past in each instance determining that such adjustments were not material to the period that the error originated or was corrected. In the future we may identify further out-of-period adjustments impacting our interim or annual financial statements during a period (or series of periods) when our net income or loss is at or near break-even levels. Depending upon the complete qualitative and quantitative analysis, this could result in our having to restate previously issued financial statements.

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

Lawsuits and allegations of patent infringement and violation of other intellectual property rights occur in our industry on a regular basis. We have received in the past, and anticipate that we will receive in the future, notices from third parties claiming that our products infringe third-party proprietary rights. Over the past few years there has been a marked increase in the number and potential severity of third party patent infringement claims, primarily from two distinct sources. First, large technology companies, including some of our customers and competitors, are seeking to monetize their patent portfolios and have developed large internal organizations that have approached us with demands to enter license agreements. Second, numerous patent-holding companies, entities that do not make or sell products (often referred to as “patent trolls”), have claimed that our products infringe upon their proprietary rights. In addition, our markets are extremely competitive and we expect to experience intellectual property infringement disputes with our competitors from time to time. We will continue to respond to these claims in the course of our business operations. In the past, the settlement and disposition of these disputes has not had a material adverse impact on our business or financial condition, however this may not be the case in the future. Further, the litigation or settlement of these matters, regardless of the merit of the claims, could result in significant expense to us and divert the efforts of our technical and management personnel, whether or not we are successful. If we are unsuccessful, we could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology that is the subject of the litigation. We may not be successful in such development, or such licenses may not be available on terms acceptable to us, if at all. Without such a license, we could be enjoined from future sales of the infringing product or products, which could adversely affect our revenues and operating results.

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

We have had numerous lawsuits filed against us asserting various claims, including securities and ERISA class actions and stockholder derivative actions. For example, although all claims in In re JDS Uniphase Corporation Securities Litigation have been dismissed pursuant to the Court’s final judgment and the period for appealing that judgment has expired, several lawsuits against the Company based on the same facts alleged in In re JDS Uniphase Corporation Securities Litigation remain unresolved. The results of those and other complex legal proceedings are difficult to predict. Moreover, many of the complaints filed against us do not specify the amount of damages that plaintiffs seek, and we therefore are unable to estimate the possible range of damages that might be incurred should these lawsuits be resolved against us. While we are unable to estimate the potential damages arising from such lawsuits, certain of them assert types of claims that, if resolved against us, could give rise to substantial damages. Thus, an unfavorable outcome or settlement of one or more of these lawsuits could have a material adverse effect on our financial condition, liquidity and results of operations. Even if these lawsuits are not resolved against us, the uncertainty and expense associated with unresolved lawsuits could seriously harm our business, financial condition and reputation. Litigation is costly, time-consuming and disruptive to normal business operations. The costs of defending these lawsuits, particularly the securities class actions and stockholder derivative actions, have been significant, will continue to be costly and may not be covered by our insurance policies. The defense of these lawsuits could also result in continued diversion of our management’s time and attention away from business operations, which could harm our business. For additional information regarding certain of the lawsuits in which we are involved, see the “Legal Proceedings” portion of this report.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We own and lease various properties in the United States and in 25 other countries around the world. We use the properties for executive and administrative offices, data centers, product development offices, customer service offices, and manufacturing facilities. Our corporate headquarters of approximately 180,110 square feet is located in Milpitas, California. As of June 28, 2008, our leased and owned properties provided us with aggregate square footage of approximately 2.8 million and 0.4 million, respectively. Larger owned sites include properties located in the United States and Germany. Larger leased sites include properties located in Canada, United States, Germany, and China. We believe that our existing properties, including both owned and leased sites, are in good condition and suitable for the conduct of our business.

From time to time we consider various alternatives related to our long-term facilities needs. While we believe our existing facilities are adequate to meet our immediate needs, it may become necessary to lease, acquire, or sell additional or alternative space to accommodate any future business needs.

ITEM 3. LEGAL PROCEEDINGS

The material set forth in Note 20 of our Notes to Consolidated Financial Statements in this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Stock Market under the symbol “JDSU” and our exchangeable shares of JDS Uniphase Canada Ltd. are traded on the Toronto Stock Exchange under the symbol “JDU.” Holders of exchangeable shares may tender their holdings for common stock on a one-for-one basis at any time. As of July 25, 2008, we had 214,377,670 shares of common stock outstanding, including 5,113,641 exchangeable shares. The closing price on July 25, 2008 was $10.94 for the common stock and Canadian $11.11 for the exchangeable shares. The following table summarizes the high and low closing sales prices for our common stock as reported on the NASDAQ Stock Market during fiscal 2008 and 2007.

	High	Low
Fiscal 2008:
Fourth Quarter	$15.00	$11.23
Third Quarter	14.11	10.06
Second Quarter	15.77	12.80
First Quarter	15.89	13.35

Fiscal 2007:
Fourth Quarter	$16.98	$12.51
Third Quarter	17.93	14.90
Second Quarter	19.37	14.04
First Quarter	21.20	16.40

As of July 25, 2008, we had 4,250 holders of record of our common stock and exchangeable shares. We have not paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

Stock Repurchase Program

On May 15, 2008, the Company’s Board of Directors authorized the Company to repurchase up to $200 million of its common stock through open market or private transactions during a two year period ending May 14, 2010. During the three months ended June 28, 2008, the Company repurchased approximately 9.6 million shares of common stock in open market purchases at an average price of $11.76 per share. The total purchase price of $113.2 million was reflected as a decrease to common stock based on the stated par value per share with the remainder to accumulated deficit. All common shares repurchased under this program have been cancelled and retired. See “Note 21. Subsequent Events” for more details.

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

The following graph and table set forth the Company’s total cumulative Stockholder return of an investment of $100 in June 2003 and ending June 2008 in: (i) the Company’s Common Stock, (ii) the S&P 500 Index, (iii) the NASDAQ Composite (U.S.) Index and, (iv) the NASDAQ Telecommunications Index. Total return assumes reinvestment of dividends. Historical stock price performance is not necessarily indicative of future stock price performance.

	6/03	6/04	6/05	6/06	6/07	6/08
JDS Uniphase Corporation	100.00	108.38	43.47	72.35	48.01	40.61
S&P 500	100.00	119.11	126.64	137.57	165.90	144.13
NASDAQ Composite (U.S.)	100.00	129.09	127.97	136.00	164.15	142.67
NASDAQ Telecommunications	100.00	158.99	142.16	155.17	208.02	177.36

ITEM 6. SELECTED FINANCIAL DATA

This table sets forth selected financial data of JDSU, in millions, except share and per share amounts, for the periods indicated. This data should be read in conjunction with and is qualified by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Annual Report on Form 10-K and our audited consolidated financial statements, including the notes thereto and our independent registered public accounting firm’s report thereon and the other financial information included in Item 8 of this Form 10-K. The selected data in this section are not intended to replace the consolidated financial statements included in this report.

	Years Ended
	June 28, 2008	June 30, 2007	July 1, 2006(1)	July 2, 2005	July 3, 2004
Consolidated Statement of Operations Data:
Net revenue	$1,530.1	$1,396.8	$1,204.3	$712.2	$635.9
Gross profit	591.3	472.0	340.5	112.2	135.9
Amortization of intangibles	30.0	26.8	24.4	6.4	6.1
Acquired in-process research and development	—	5.1	20.3	1.1	2.6
Impairment of goodwill and intangibles and loss on long-lived assets	43.7	7.8	28.0	85.3	52.3
Restructuring charges	6.7	14.7	35.0	18.2	11.5
Total operating expense	724.3	591.2	588.5	362.0	316.7
Loss from operations	(133.0)	(119.2)	(248.0)	(249.8)	(180.8)
Net loss	(21.7)	(26.3)	(151.2)	(261.3)	(115.5)
Net loss per share—basic and diluted	(0.10)	(0.12)	(0.73)	(1.45)	(0.64)

	Years Ended
	June 28, 2008 (2)	June 30, 2007	July 1, 2006(1)	July 2, 2005	July 3, 2004
Consolidated Balance Sheet Data:
Cash, cash equivalents, short-term investments, and restricted cash	$884.7	$1,142.7	$1,238.6	$1,304.5	$1,545.9
Working capital	983.7	1,312.8	1,382.6	1,350.9	1,539.5
Total assets	2,906.1	3,025.3	3,065.1	2,089.9	2,392.2
Long-term obligations	643.3	941.9	1,059.1	519.4	508.9
Total stockholders’ equity	1,817.4	1,735.5	1,583.6	1,329.7	1,571.1

(1)	(a) Effective July 3, 2005, the first day of fiscal 2006, we adopted Statement of Financial Accounting Standard No. 123, “Share-Based Payment (Revised 2004)” (“SFAS 123(R)”) on a modified prospective basis. As a result, we have included stock-based compensation costs in our results of operations starting fiscal 2006.

(b) On August 3, 2005, we acquired Acterna, Inc. (“Acterna”) in a transaction accounted for as a purchase. The Consolidated Statement of Operations for fiscal 2006 included the results of operations from Acterna subsequent to August 3, 2005 and the Consolidated Balance Sheet as of July 1, 2006 included Acterna’s financial position.

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

(2)	Cash and working capital balances declined in fiscal 2008 primarily due to $400.7 million of repurchases of debt and common stock, offset by cash from operations of $197.2 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OUR INDUSTRIES AND DEVELOPMENTS

JDSU is the leading provider of communications test and measurement solutions and optical products for telecommunications service providers, cable operators, and network equipment manufacturers. JDSU technologies also enable broadband and optical innovation in many essential industries such as biomedical and environmental instrumentation, semiconductor processing, aerospace and defense, and brand protection. In addition, our optical coatings are used in visual display and decorative product differentiation applications.

Our Optical Communications segment consists generally of:

•

Optical components, modules, and subsystems sold to manufacturers of network equipment used to create telecommunications and data communications networks such as Alcatel-Lucent, Ciena, Cisco, Ericsson, Fujitsu, Hewlett-Packard, Huawei, IBM, Nokia Siemens Networks, Nortel, and Tellabs.

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

Our Advanced Optical Technologies segment consists generally of:

•

Security holograms that authenticate valuable documents and products, as well as security devices used to protect a wide range of products, such as most major transaction cards, personal documents issued many governments, pharmaceuticals, and other consumer and industrial products

•	Precise, high-performance, optical thin-film coatings used in medical/environmental instrumentation and optical sensors for aerospace and defense applications.

•	Optically based color-shifting solutions used in security for currencies and high-value documents, anticounterfeiting measures, and decorative surface treatments.

Our Commercial Lasers segment consists generally of:

•	Laser used in biotech instrumentation, semiconductor inspection, electronic material processing and precision machining.

•	Our innovative photonic power delivery system used to drive sensors, gauges, actuators, low-power communications devices, and innumerable other electronic devices.

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

However, there remains a level of uncertainty due to economic conditions. For example, in North America telecom, we witnessed a pattern such that a few of the largest providers maintained or increased their spending while the smaller service providers evidenced cautionary practices. Relative to the businesses that serve consumer markets, we saw pullbacks in commercial lasers that enable semiconductor inspection and holograms that protect credit card authenticity.

In February 2008, we purchased American Bank Note Holographics Inc.(“ABNH”), a public company. ABNH is a market leader in the origination, production and marketing of holograms for security applications and the leading supplier of optical security devices for the transaction card market and is included in our Advanced Optical Technologies segment.

In January 2008, we purchased certain assets of the fiber optics division of Westover Scientific Inc. (“Westover”), and agreed to acquire the tangible assets of Westover’s related party contract manufacturer Fuzhou Chenpo Optical Instrument Co. Ltd. Westover is a leading provider of fiber optic inspection and cleaning solutions, which complements our existing fiber field and lab and production test portfolio and is included in our Communications Test and Measurement segment.

In May 2007, we completed the acquisition of Innocor Ltd. (“Innocor”), a provider of broadband test solutions for network equipment manufacturers. The merger strengthened our position in the North American lab and production markets and helped grow our business in the EMEA and APAC regions. Innocor is included in our Communications Test and Measurement segment.

In May 2007, we completed the acquisition of Picolight Inc. (“Picolight”), a designer and manufacturer of optical pluggable transceivers. By acquiring Picolight, we strengthened our position in high-growth pluggable optics for the enterprise market and added an established, vertically integrated manufacturing model. Picolight is included in our Optical Communications segment.

In January 2007, we completed the acquisition of Casabyte Inc. (“Casabyte”), a provider of service quality monitoring solutions for mobile network operations. By acquiring Casabyte, we accelerated our service assurance growth by capitalizing on a number of key assets, including Casabyte’s wireless service quality solutions expertise, technology and established customer relationships. We also plan to leverage our global direct sales organization and other distribution channels to increase Casabyte’s penetration into international markets. Casabyte is included in our Communications Test and Measurement segment.

In May 2006, we completed the acquisition of Test-Um Inc. (“Test-Um”), a provider of home networking test instruments for the FTTx and digital cable markets. By acquiring Test-Um, we expanded our channels for the sale of our broad portfolio of test instruments for broadband access networks, including the recently introduced SmartClass line of instruments. We leveraged Test-Um’s network of several hundred distribution partners, making our access test instruments available to the service installation and electrical contractors served by Test-Um today. In addition, the acquisition creates new market opportunities for Test-Um’s products, which is available through JDSU’s direct sales and service organization serving the largest telecommunications and cable service providers worldwide. Test-Um is included in our Communications Test and Measurement segment.

In November 2005, we completed the acquisition of Agility Communications Inc. (“Agility”), a provider of widely tunable laser solutions for optical networks. The acquisition solidified our leadership position in the rapidly growing market for tunable lasers and transponders; offer an optimal path to high volume, high yield, tunable, pluggable solutions when combined with JDSU’s manufacturing scalability; establish JDSU as the broadest end-to-end agile optical network portfolio provider in the marketplace. Agility is included in our Optical Communications segment.

In August 2005, we completed the acquisition of Acterna Inc. (“Acterna”), a leading worldwide provider of broadband and optical test and measurement solutions for telecommunications and cable service providers and network equipment manufacturers. Beginning in the first quarter of fiscal 2006, the addition of Acterna created a new reportable segment to our business, the Communications Test and Measurement segment. One attribute of this segment is considerable seasonal revenue variability. We expect this seasonality to continue for the foreseeable future, impacting our Communications Test and Measurement financial results, our overall product mix, and financial performance.

During fiscal 2008:

•

Net revenue in fiscal 2008 increased 10%, or $133.3 million, to $1,530.1 million from $1,396.8 million in fiscal 2007. Net revenue in fiscal 2008 consisted of $526.9 million, or approximately 34% of net revenue, from Optical Communications, $710.6 million, or approximately 46% of net revenue, from Communications Test and Measurement, $206.5 million, or approximately 14% of net revenue, from Advanced Optical Technologies, and $87.2 million, or approximately 6% of net revenue, from Commercial Lasers and other. Communications Test and Measurement net revenue includes $(1.1) million of deferred revenue that is eliminated from consolidated revenue as a result of purchase accounting adjustments.

•

Gross profit in fiscal 2008 increased to 39% from 34% in fiscal 2007. The improvement in gross margin was primarily related to the increased gross profit of Communications Test and Measurement, an increase in Optical Communications’ sales volume, and the impact of our on-going manufacturing cost reduction programs.

•

Our combined research and development (“R&D”) and selling, general and administrative (“SG&A”) expenses, as a percent of net revenue, increased to 42% in fiscal 2008 from 38% in fiscal 2007. The increase is primarily due to additional business brought by the recent acquisitions of ABNH, Westover, Picolight, and Innocor coupled with increased investment in new platforms and products, and higher stock-based compensation expense.

RECENT ACCOUNTING PRONOUNCEMENTS

FASB Staff Positions APB 14-1

In May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion (Including Partial Cash Settlement)”. FSB No APB 14-1 applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. The FSP is effective for fiscal years (and interim periods within those fiscal years) beginning after

December 15, 2008 and is to be applied retrospectively to all past periods presented—even if the instrument has matured, converted, or otherwise been extinguished as of the FSP’s effective date. The Company has not completed its assessment of the impact of FSP 14-1. However, management expects this will have a significant impact on its consolidated financial statements.

FASB Staff Positions FAS 142-3

In April 2008, the FASB issued FASB Staff Position (FSP) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. The final FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets”. The FSP is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141 (revised 2007), “Business Combinations”, and other US generally accepted accounting principles. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We believe the adoption of FSP 142-3 will not have a material impact on our consolidated financial statements.

FASB Staff Positions FAS 157-1 and 2

In February 2008, the FASB has issued the following two final FASB Staff Positions (FSP) amending FASB Statement No. 157, Fair Value Measurements (FAS 157):

•

FSP FAS 157-2 delays the effective date of FAS 157 by one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The delay gives the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of FAS 157 to these assets and liabilities. For items covered by the FSP, FAS 157 will now go into effect in fiscal years beginning after November 15, 2008 and in interim periods within those fiscal years.

•

FSP FAS 157-1 amends FAS 157 to exclude FASB Statement No. 13, Accounting for Leases (FAS 13), and its related interpretive accounting pronouncements that address leasing transactions. The FASB decided to exclude leasing transactions covered by FAS 13 in order to allow it to more broadly consider the use of fair value measurements for these transactions as part of its project to comprehensively reconsider the accounting for leasing transactions.

We are currently evaluating the impact these FSPs will have on our consolidated financial statements.

FASB Statement No. 141( R)

In December 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 141(R), Business Combinations (SFAS 141(R)). SFAS 141(R) introduces significant changes in the accounting for and reporting of business. SFAS 141(R) continues the movement toward the greater use of fair values in financial reporting and increased transparency through expanded disclosures. It changes how business acquisitions are accounted for and will impact financial statements at the acquisition date and in subsequent periods. Further, certain of the changes will introduce more volatility into earnings and thus may impact a company’s acquisition strategy. In addition, SFAS 141(R) will impact the annual goodwill impairment test associated with acquisitions that close both before and after the effective date of the Standard. We are currently evaluating the impact SFAS 141(R) will have on our consolidated financial statements. SFAS 141(R) is effective for the Company beginning in fiscal year 2010.

FASB Statement No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. We are currently evaluating the impact SFAS 159 will have on our consolidated financial statements. SFAS 159 is effective for the Company beginning in fiscal year 2009.

FASB Statement No. 157

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), to provide enhanced guidance when using fair value to measure assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 applies whenever other pronouncements require or permit assets or liabilities to be measured at fair value and, while not requiring new fair value measurements, may change current practices. We are currently evaluating the impact SFAS 157 will have on our consolidated financial statements. SFAS 157 is effective for the Company beginning in fiscal year 2009 for financial assets and financial liabilities.

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

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and other accrued liabilities, approximate fair value because of their short maturities. Estimates of fair value of fixed-income securities are based on quoted market prices from markets or third party, market-based pricing sources which the company believes to be reliable. These estimates represent the third parties’ good faith opinion as to what a buyer in the marketplace would pay for a security in a current sale. For instruments that are not actively traded, estimates may be based on current treasury yields adjusted by an estimated market credit spread for the specific instrument. The use of different valuation methodologies or market assumptions could have a material impact on estimated fair value amounts. Fair value for equity investments in public companies is determined using quoted market prices for those securities. Fair value for equity investments in privately held companies is estimated based upon one or more of the following: Assessment of the investees’ historical and forecasted financial condition; operating results and cash flows; the values of recent rounds of financing; or quoted market prices of comparable public companies. The fair market value of the Company’s Senior Convertible Notes fluctuates with interest rates and with the market price of the stock, but does not affect the carrying value of the debt on the balance sheet, which remains at the par value of $1,000 per bond. See “Note 10. Convertible Debt and Letters of Credit” for more detail.

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

Goodwill Valuation

We test goodwill for possible impairment on an annual basis in our fourth quarter and at any other time if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. Circumstances that could trigger an impairment test include but are not limited to: a significant adverse change in the business climate or legal factors; an adverse action or assessment by a regulator; unanticipated competition; loss of key personnel; the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed; results of testing for recoverability of a significant asset group within a reporting unit; and recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit.

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

On July 13, 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement 109” (“FIN 48”). We adopted FIN 48 on July 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement attributes for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on recognition, classification, and disclosure of tax positions.

We are subject to income tax audits by the respective tax authorities in all of the jurisdictions in which we operate. The determination of tax liabilities in each of these jurisdictions requires the interpretation and application of complex and sometimes uncertain tax laws and regulations. We recognize liabilities based on our estimate of whether, and the extent to which, additional tax liabilities are more likely than not. If we ultimately determine that the payment of such a liability is not necessary, then we reverse the liability and recognize a tax benefit during the period in which the determination is made that the liability is no longer necessary.

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

Out of Period Adjustments

In fiscal 2008, we recorded adjustments primarily related to revenue, cost of sales, operating expenses, income tax expense, and certain balance sheet accounts. These adjustments resulted in additional net income of $2.1 million recorded in fiscal 2008. As a result of these adjustments, the operating loss for fiscal 2008 decreased by $3.1 million and was partially offset by $1.0 million related to tax provision adjustments. There was a positive impact on net loss of $0.01 per share in fiscal 2008 from these adjustments.

In fiscal 2007, we recorded adjustments primarily related to retention bonuses, interest expense, manufacturing, and inventory. These adjustments resulted in additional net loss of $1.5 million recorded in fiscal 2007. As a result of these adjustments, the operating loss for fiscal 2007 increased by $3.9 million and was partially offset by $2.4 million related to adjustments for interest expense, tax provision, and foreign exchange. There was a negative impact on net loss per share of $0.01 in fiscal 2007 from these adjustments.

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

RESULTS OF OPERATIONS

The results of operations for the current period are not necessarily indicative of results to be expected for future years. The following table sets forth the components of our Consolidated Statements of Operations as a percentage of net revenue:

	Years Ended
	June 28, 2008	June 30, 2007	July 1, 2006
Net revenue	100%	100%	100%
Cost of sales	58	63	69
Amortization of acquired developed technologies	3	3	3
Impairment of acquired developed technologies	—	—	—

Gross profit	39	34	28

Operating expenses:
Research and development	12	12	13
Selling, general and administrative	30	26	27
Amortization of other intangibles	2	2	2
Acquired in-process research and development	—	—	2
Impairment of goodwill	2	—	2
Impairment of intangibles and loss on long-lived assets	—	1	—
Restructuring charges	1	1	3

Total operating expenses	47	42	49

Loss from operations	(8)	(8)	(21)
Interest and other income	8	5	2
Interest expense	(1)	(1)	—
Gain on sale of investments	—	2	6
Loss before income taxes	(1)	(2)	(13)

Provision of (benefit for) income taxes	—	—	—

Net loss	(1)%	(2)%	(13)%

Financial Data for Fiscal 2008, 2007, and 2006

The following table summarizes selected Consolidated Statement of Operations items (in millions, except for percentages):

	2008	2007	Change	Percentage Change	2007	2006	Change	Percentage Change
Net revenue	$1,530.1	$1,396.8	$133.3	10%	$1,396.8	$1,204.3	$192.5	16%

Gross profit	591.3	472.0	119.3	25%	472.0	340.5	131.5	39%
Percentage of net revenue	39%	34%			34%	28%

Research and development	188.1	168.4	19.7	12%	168.4	155.5	12.9	8%
Percentage of net revenue	12%	12%			12%	13%

Selling, general and administrative	455.8	368.4	87.4	24%	368.4	325.3	43.1	13%
Percentage of net revenue	30%	26%			26%	27%

Amortization of other intangibles	30.0	26.8	3.2	12%	26.8	24.4	2.4	10%
Percentage of net revenue	2%	2%			2%	2%

Acquired in-process research and development	—	5.1	(5.1)	-100%	5.1	20.3	(15.2)	-75%
Percentage of net revenue	—	—			—	2%

Impairment of goodwill	37.0	—	37.0	0%	—	22.4	(22.4)	-100%
Percentage of net revenue	2%	—			—	2%

Impairment of other long-lived assets	6.7	7.8	(1.1)	-14%	7.8	5.6	2.2	39%
Percentage of net revenue	—	1%			1%	—

Restructuring charges	6.7	14.7	(8.0)	-54%	14.7	35.0	(20.3)	-58%
Percentage of net revenue	—	1%			1%	3%

Net Revenue

Net revenue in fiscal 2008 increased 10%, or $133.3 million, to $1,530.1 million from $1,396.8 million in fiscal 2007. The increase is primarily due to an increased demand for our Communications Test and Measurement products mostly in Telecom Field Service, Field Test and System, and Optical transport business units. Revenue growth also includes increased demand for certain of our Optical Communications products including Pluggables, Submarine Products, Tunable Transponders, and Modules. Demands for our products in the Advanced Optical Technologies segment increased in business units: Flex and Custom Optics. Revenue increase in Authentication Solutions business unit was the result of recent acquisition of ABNH. The increase in net revenue was partially offset by decrease in our Commercial Lasers business unit in the Lasers segment due to declining demand.

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

Our program of North American assembly manufacturing transitions will continue, but until completed, these activities will continue to present additional supply chain and product delivery disruption risks, yield and quality concerns and increased cost risks. These risks, while expected to diminish over the next several quarters, also currently limit our ability to predict future revenue, profitability and general financial performance.

We operate primarily in three geographic regions: Americas, Europe and Asia. The following table presents net revenue by geographic regions (in millions):

	Years Ended
	June 28, 2008	June 30, 2007	July 1, 2006
Net revenue:
Americas	$803.1	$766.8	$736.2
Europe	436.0	376.0	283.1
Asia-Pacific	291.0	254.0	185.0

Total net revenue	$1,530.1	$1,396.8	$1,204.3

Net revenue from customers outside the Americas represented 48%, 45%, and 39% of net revenue for the fiscal years ended 2008, 2007, and 2006, respectively. Net revenue was assigned to geographic regions based on the customers’ shipment locations. We expect revenue from international customers to continue to be an important part of our overall net revenue and an increasing focus for net revenue growth.

During fiscal 2008, 2007, and 2006, no one single customer accounted for more than 10% of net revenue.

Gross Profit

Gross profit in fiscal 2008 increased 25%, or $119.3 million, to $591.3 million from $472.0 million in fiscal 2007. The increase is primarily due to gross profit increase in our Communications Test and Measurement segment, mostly from increase in sales in Field Service group, Field Test and System, and Optical transport business units. Additional gross profit increase is in Advanced Optical Technologies segment due to increased demand and acquisition; and Optical Communications segment primarily from an increase in sales volume and savings from our on-going manufacturing cost reduction programs. This increase in gross profit was partially offset by small increase in amortization expense of acquired developed technologies, purchase accounting adjustments recognized in fiscal 2007. Gross profit excluding amortization expense of acquired developed technologies in fiscal 2008 increased 25%, or $128.4 million; to $640.6 million from $512.2 million in fiscal 2007.

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

As discussed in more detail under “Net Revenue” above, we sell products in certain markets that are consolidating, undergoing product, architectural and business model transitions, have high customer concentrations, are highly competitive (increasingly due to Asia-based competition), are price sensitive and are affected by customer seasonal and mix variant buying patterns. These factors along with our continuing ongoing product and manufacturing transitions, certain suppliers’ constraints, and factory utilization and execution issues, could have an impact, resulting in quarterly variability of our gross profit.

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

Research and Development (“R&D”)

R&D expense in fiscal 2008 increased 12%, or $19.7 million, to $188.1 million from $168.4 million in fiscal 2007. The increase is primarily due to additional business brought by the recent acquisitions of ABNH, Westover, Picolight, and Innocor in the amount of $15.6 million, coupled with increased investment in new platforms and products, and higher stock-based compensation expense in the amount of $2.8 million.

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

Selling, General and Administrative (“SG&A”)

SG&A expense in fiscal 2008 increased 24%, or $87.4 million, to $455.8 million from $368.4 million in the fiscal 2007. The increase is primarily due to increased selling expense on higher bookings and significant increases in revenues year over year of 9.5%, or $133.2 million, as well as cost of additional business from ABNH, Westover, Picolight and Innocor acquisitions, coupled with upgrade of company’s ERP system and higher stock based compensation expense in fiscal 2008.

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

Amortization of Other Intangibles

Amortization of other intangibles in fiscal 2008 increased 12%, or $3.2 million, to $30.0 million from $26.8 million in fiscal 2007. The increase in amortization expense in fiscal 2008 is primarily due to the increase in our intangible assets subject to amortization as a result of our acquisitions of Casabyte, Innocor, and Picolight in fiscal 2007 and ABNH and Westover in the third quarter of fiscal 2008.

Amortization of other intangibles in fiscal 2007 increased 10%, or $2.4 million, to $26.8 million from $24.4 million in fiscal 2006. The increase in amortization expense in fiscal 2007 is primarily due to the increase in our intangible assets subject to amortization as a result of our acquisitions of Test-Um in the fourth quarter of fiscal 2006, and Casabyte, Innocor and Picolight in fiscal 2007.

For Additional information regarding intangible assets subject to amortization, see “Note 8. Other Intangibles” to the Consolidated Financial Statements.

Acquired In-Process Research and Development

In fiscal 2008, we did not incur any in-process research and development (“IPR&D”) expense.

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

Impairment of Goodwill

As part of our quarterly review of financial results, we determine if there are indicators that the carrying value of our goodwill may not be recoverable. We test for impairment of goodwill on an annual basis in the fourth quarter and at any other time if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. See “Note 7. Goodwill” of our Notes to Consolidated Financial Statements.

As part of our annual impairment analysis as of May 1, 2008, under the first step of the Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the fair value of ASG and da Vinci was determined. Based on that analysis, we concluded that the carrying amounts of ASG and da Vinci exceeded their fair value.

Accordingly, we recorded a $24.5 million goodwill impairment related to the Authentication Solution Group (“ASG”) (formerly ABNH, the business we acquired in February 2008) reporting unit within the Advanced Optical Technologies segment and a $12.5 million goodwill impairment related to the da Vinci reporting unit within the Communications Test and Measurement segment. The impairment for the ASG was the result of lower than expected demand for transaction card products due to trouble in the U.S. Banking industry. The impairment for da Vinci was the result of delayed product introduction and acceptance of next generation color and image enhancement products. We performed the second step analysis to determine the amount of goodwill impairment.

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

Impairment of Other Long-Lived Assets

During fiscal 2008, 2007 and 2006, we recorded $10.7 million, $7.8 million and $5.6 million, respectively, of impairments in the carrying value of our long-lived assets in accordance with Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).

The following table summarizes the components of the impairments of other long-lived assets (in millions):

	2008	2007	2006
Impairments of other long-lived assets:
Assets held and used	$8.8	$0.8	$3.0
Assets held for sale	—	0.7	0.1
(Gain)/loss on the sale of assets	(1.4)	1.7	2.5
Long-lived assets to be disposed of other than sale	3.3	4.6	—

Total impairments of other long-lived assets	$10.7	$7.8	$5.6

Fiscal 2008

Assets Held and Used

During fiscal year 2008, we recorded an impairment charge of $0.4 million for certain assets related to the Company’s Santa Rosa, California facility and $8.4 million for certain intangible assets related to our da Vinci business. The $8.4 million consists of $4.0 million and $4.4 million recorded in cost of sales and operating expenses, respectively.

Sale of Assets

During fiscal year 2008, we recorded a gain of $1.4 million for the sale and disposal of assets.

Assets to be Disposed of Other Than Sale

During fiscal year 2008, we recorded a loss of $3.3 million for the disposal of assets related to Singapore and Ottawa facilities.

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

Restructuring and Other Related Charges

We continue to take advantage of opportunities to further reduce costs through targeted, customer-driven restructuring events intended to consolidate and rationalize the manufacture of our products based on core competencies and cost efficiencies. See “Note 11. Restructuring” for more detail.

During fiscal 2008, we recorded $6.7 million in restructuring charges which included $6.2 million for severance and benefits, $0.2 million for manufacturing transfer costs, and $0.3 million of lease costs for additional restructured space. These charges were primarily related to the further consolidation of our manufacturing operations. This further consolidation accounted for the termination of 159 employees: 114 in North America, 29 in Asia, 15 in Europe and 1 in Latin America. Of these reductions to headcount, 95 were in manufacturing, 25 in research and development and 39 in sales, general and administration functions. As of June 28, 2008, 141 of these employees have been terminated. Payments related to severance and benefits are expected to be paid off by the third quarter of fiscal 2013 and payments related to lease costs are expected to be paid by the fourth quarter of fiscal 2012. In addition during fiscal 2008, we also recorded a lease exit charge, net of assumed sub-lease income, of $5.4 million related to the Ottawa facility that was included in selling, general and administrative expenses. The payments related to these lease costs are expected to be paid by the third quarter of fiscal 2018.

During fiscal 2007, we recorded $14.7 million in restructuring charges which included $5.6 million for severance and benefits, $11.2 million for manufacturing transfer costs, and $(2.1) million of lease costs which include $(2.5) million gain on the settlement of lease obligations, $0.6 million for additional restructured space, and $(0.2) million to adjust accruals on previously restructured leases. These charges were primarily related to the further consolidation of our manufacturing operations. This further consolidation accounted for the termination of 241 employees: 237 in North America and 4 in Asia. Of these reductions to headcount, 182 were in manufacturing, 41 in research and development and 18 in sales, general and administration functions. As of

June 28, 2008, 185 of these employees have been terminated. In the third quarter of fiscal 2008, we decided that 52 employees located in North America would not be terminated, and as a result, a restructuring accrual of $0.1 million was reversed. Payments related to severance and benefits are expected to be paid off by the second quarter of fiscal 2009 and payments related to lease costs are expected to be paid by the first quarter of fiscal 2014.

During fiscal 2006, we recorded $35.0 million in restructuring charges which included $15.2 million for severance and benefits, $9.0 million for manufacturing transfer costs, $5.8 million in lease termination costs and $5.0 million to adjust accruals on previously restructured leases. These charges were primarily related to the further consolidation of our manufacturing operations and the transfer of such operations to other of our facilities and to the facilities of our contract manufacturing partners and the relocation of our executive offices to accommodate the future needs of the organization. These events accounted for the termination of 921 employees: 894 in North America and 27 in Europe. Of these reductions to headcount, 770 were in manufacturing, 84 in research and development and 67 in sales, general and administration functions. As of June 28, 2008, 905 of these employees have been terminated. Payments related to severance and benefits are expected to be paid off by the first quarter of fiscal 2009.

Interest and Other Income (Loss)

During fiscal 2008, interest and other income (loss) increased by $47.1 million, from $73.0 million in fiscal 2007 to $120.1 million in fiscal 2008. The increase was primarily due to the receipt of proceeds from a Nortel class action settlement of $61.6 million and an increase in gains of $4.8 million from the repurchase of Zero Coupon Senior Convertible Notes, offset by a decrease in interest income of $9.5 million due to lower cash balances resulting from the repurchase of Zero Coupon Senior Convertible Notes and the repurchase of shares, a decrease in net foreign exchange gains of $4.2 million and income of $5.1 million related to the settlement of a held-to-maturity security received in fiscal 2007. See “Note 4. Balance sheet and Other Details” for more information

During fiscal 2007, interest and other income (loss) increased by $46.0 million, from $27.0 million in fiscal 2006 to $73.0 million in fiscal 2007. The increase was primarily due to an increase in interest income of $26.7 million due to higher cash balances resulting from the issuance of the 1% Senior Convertible Notes in the fourth quarter of fiscal 2006, an increase in net foreign exchange gains of $9.5 million, gains of $6.3 million from the repurchase of $92 million aggregate principle amount of Zero Coupon Senior Convertible Notes and income of $5.1 million related to the settlement of a held-to-maturity security. See “Note 4. Balance sheet and Other Details” for more information.

Interest Expense

During fiscal 2008, interest expense increased by $1.7 million, from $7.1 million in fiscal 2007 to $8.8 million in fiscal 2008. The increase was primarily the result of a one time out-of-period benefit recorded in fiscal 2007 of $1.1 million which was disclosed in our 10-Q for the three months ended December 30, 2006 and is referred to in Note 1 to these financial statements.

During fiscal 2007, interest expense increased by $3.3 million, from $3.8 million in fiscal 2006 to $7.1 million in fiscal 2007. The higher interest expense was primarily due to the issuance of $425.0 million of 1% Senior Convertible Notes in the fourth quarter of fiscal 2006.

Gain on Sale of Investments

During fiscal 2008, we recorded net gains on sale of investments of $2.4 million primarily due to the sale of fixed income securities for a net gain of $1.0 million and the sale of equity investments in BaySpec, Inc. (“BaySpec”) and Nufern, Inc. (“Nufern”) for net gains of $0.5 million and $0.5 million, respectively. These equity investments had a combined carrying value of zero at June 30, 2007. The fair value of our marketable equity securities at June 28, 2008 was approximately $0.1 million. See “Note 6. Investments” for more details.

During fiscal 2007, we recorded net gains on sale of investments of $29.0 million primarily due to the sale of our equity investments in IPG Photonics Corporation (“IPG”) and Epion Corporation (“Epion”) for net gains of $25.7 million and $3.2 million, respectively. These investments had a combined carrying value of $1.0 million at July 1, 2006. The fair value of our marketable equity securities at June 30, 2007 was approximately $0.5 million. See “Note 6. Investments” for more details.

During fiscal 2006, we recorded net gains on sale of investments of $73.2 million primarily due to the sale of our equity investments in ADVA Optical Networking AG (“ADVA”), Prudential Financial, Inc. (“Prudential”), and Nortel Networks (“Nortel”) for net gains of $63.6 million, $3.6 million, and $4.4 million, respectively. These investments had a combined carrying value of $9.8 million at July 2, 2005. The fair value of our marketable equity securities at July 1, 2006 was approximately $1.1 million. See “Note 6. Investments” for more details.

Provision (Benefit) for Income Tax

Fiscal 2008 Tax Expense

We recorded an income tax expense of $2.4 million for fiscal 2008. The expected tax benefit derived by applying the federal statutory rate to our loss before income taxes for fiscal 2008 differed from the income tax expense recorded primarily due to non-deductible acquisition-related charges, a net increase in our valuation allowance related to the increase in domestic and foreign tax net operating losses sustained during the fiscal year, the recognition of $8.7 million of uncertain tax benefits relating to the expiration of a statute of limitations in a non-U.S. jurisdiction, establishment of a valuation allowance against $2.7 million of deferred tax assets in a foreign jurisdiction, and the recognition a net $1.0 million of foreign jurisdiction research tax credits. Also, the Company received a favorable IRS ruling to treat one of the Company’s subsidiaries as a disregarded entity which resulted in the recognition of a $1.3 million tax benefit.

During fiscal year 2008, China adopted transitional rules regarding the 2007 Unified Enterprise Income Tax Law which took effect on January 1, 2008. Pursuant to these transitional rules of the new law, an 18% statutory tax rate applies for the 2008 calendar year and increases each year until calendar year 2012 when it reaches a 25% statutory rate. The measurement of the Company’s deferred taxes in China has been calculated taking into account the new transition rules.

Based on a jurisdiction by jurisdiction review of anticipated future income and due to the continued economic uncertainty in the industry, management has determined that in most of our jurisdictions it is more likely than not that our net deferred tax assets will not be realized and we have recorded deferred tax assets as of June 28, 2008 only to the extent of certain offsetting deferred tax liabilities in those jurisdictions. During fiscal 2008 the valuation allowance for deferred tax assets decreased by $25.4 million. The decrease was primarily due to increase to deferred tax liabilities resulting from acquired intangibles. The decrease was partially offset by the increase domestic and foreign tax net operating losses sustained during the fiscal year.

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

During fiscal 2007, China adopted a new Unified Enterprise Income Tax Law which took effect on January 1, 2008. Pursuant to the law, a new 25% statutory tax rate applies to most companies beginning January 1, 2008, subject to certain transitional rules and other potential special incentives. During fiscal year 2007, there were uncertainties as to how the final transitional rules would impact phase-in of the new tax rate, we measured the increase in our deferred taxes assuming a prorated introduction of the new tax rate over a five year period which resulted in a $2.7 million tax benefit.

Based on a jurisdiction by jurisdiction review of anticipated future income and due to the continued economic uncertainty in the industry, management has determined that in most of our jurisdictions it is more likely than not that our net deferred tax assets will not be realized and we have recorded deferred tax assets as of June 30, 2007 only to the extent of certain offsetting deferred tax liabilities in those jurisdictions. During fiscal 2007, the valuation allowance for deferred tax assets increased by $90.2 million. The increase was primarily due to domestic and foreign tax net operating losses sustained during the fiscal year and changes to loss carryforwards resulting from tax audits. The increase was partially offset by the increase to deferred tax liabilities resulting from acquired intangibles.

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

Operating Segment Information (dollars in millions)

	2008	2007	Change	Percentage Change	2007	2006	Change	Percentage Change
Optical Communications
Net Revenue	$526.9	$496.1	$30.8	6%	$496.1	$470.5	$25.6	5%
Operating income	20.8	(14.2)	35.0	-246%	(14.2)	(26.6)	12.4	47%

Communications Test and Measurement
Net Revenue	710.6	635.2	75.4	12%	635.2	494.5	140.7	28%
Operating income	117.2	96.7	20.5	21%	96.7	70.7	26.0	37%

Advanced Optical Technologies
Net Revenue	206.5	170.0	36.5	21%	170.0	162.8	7.2	4%
Operating income	76.8	52.6	24.2	46%	52.6	36.2	16.4	45%

All Other, Commercial Lasers
Net Revenue	87.2	95.9	(8.7)	-9%	95.9	80.5	15.4	19%
Operating loss	(0.5)	4.2	(4.7)	-112%	4.2	—	4.2	100%

Optical Communications:

The increase in Optical Communications net revenue between fiscal 2008 and fiscal 2007 was mainly related to increased revenue growth in each of Optical Communications’ major business units, as well as the acquisition of Picolight in fiscal 2007. The decrease in operating loss for Optical Communications mostly related to improved margins due to site consolidations, product transfers to Asia, vertical integration, cost reduction programs, and improved product mix.

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

Communications Test and Measurement:

The increase in Communications Test and Measurement net revenue between fiscal 2008 and fiscal 2007 was mainly related to strong broadband deployment trends, the acquisition of Westover and Innocor, and strong demand from telecom companies, cable operators, and network equipment manufacturers. Operating income increased due to strong margins partially offset by increased operating expense from sales commissions on higher bookings and the continued efforts to increase our R&D investment level.

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

Advanced Optical Technologies:

The increase in Advanced Optical Technologies net revenue between fiscal 2008 and fiscal 2007 was primarily due to increased demand for Document Authentication and core Custom Optics products, and the recent acquisition of ABNH. The increase in operating income for Advanced Optical Technologies reflects increased revenue, improved product mix and successful cost reduction initiatives.

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

All Other, Commercial Lasers:

The decrease in Commercial Lasers net revenue between fiscal 2008 and fiscal 2007 was primarily due to an overall decline of demand for Solid State Lasers in semiconductor equipment market; together with continuing decrease demand for Gas Lasers. The decrease in operating income for Lasers is due to lower revenues, as well as increased investment in product development and marketing.

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

LIQUIDITY AND CAPITAL RESOURCES

Our investments of surplus cash are made in accordance with an investment policy approved by the Audit Committee of our Board of Directors. In general, our investment policy requires that securities purchased be rated A-1/P-1, A/A2 or better. Securities that are down graded subsequent to purchase are evaluated and may be sold or held at management’s discretion. No security may have an effective maturity that exceeds 37 months, and the average duration of our holdings may not exceed 18 months. At any time, no more than 10% of the investment portfolio may be concentrated in a single issuer other than the U.S. government or U.S. agencies. Our investments in debt securities and marketable equity securities are primarily classified as available-for-sale investments or trading assets and are recorded at fair value. The cost of securities sold is based on the specific identification method. Unrealized gains and losses on available-for-sale investments are reported as a separate component of stockholders’ equity. We did not hold any investments in auction rate securities, mortgage backed securities, collateralized debt obligations, or variable rate demand notes at the end of fiscal 2008 and all debt securities held were of investment grade (at least BBB/Baa3) or higher.

Fiscal 2008

We had a combined balance of cash and cash equivalents, short-term investments and restricted cash of $884.7 million at June 28, 2008, a decrease of $258.0 million from June 30, 2007. Significant inflows included $197.2 million provided by operating activities, $32.2 million from a sales-leaseback transaction and $15.8 million from the exercise of stock options and the issuance of stock under employee stock plans. Significant outflows included $113.2 million of cash used to repurchase JDSU’s common stock, $287.5 million of cash used to repurchase a portion of the company’s Zero Coupon Senior Convertible Notes, $51.7 million for purchases of property, plant and equipment and $59.9 million of cash used in acquisitions. Cash and cash equivalents decreased by $97.3 million in fiscal 2008, primarily due to the above-referenced items and sales and maturities of investments in excess of purchases of $177.5 million.

Operating activities provided $197.2 million of cash during fiscal 2008, resulting from our net loss adjusted for non-cash items such as depreciation, amortization, and various gains and losses, of $180.0 million, together with changes in operating assets and liabilities that provided $17.2 million related primarily to a decrease in inventories of $30.4 million and an increase in accounts payable of $9.6 million, offset by an increase in net accounts receivable of $23.0 million.

Cash provided by investing activities was $53.4 million during fiscal 2008, primarily due to $177.5 million from sales and maturities of investments in excess of purchases, and $3.6 million of proceeds from the sale of assets. Partially offsetting these sources of cash were $51.7 million used for purchases of property and equipment, and $59.9 million of cash used for acquisitions, net of cash acquired.

Our financing activities used cash of $353.0 million, primarily related to $287.5 million used to repurchase a portion of the company’s Zero Coupon Senior Convertible Notes, and $113.2 million used to repurchase common stock, offset by proceeds from a sales-leaseback transaction of $32.2 million and the exercise of stock options and issuance of stock under employee stock plans of $15.8 million. See “Note 10. Convertible Debt and Letters of Credit” of our Notes to Consolidated Financial Statements for additional information regarding debt financing.

On May 15, 2008, the Company’s Board of Directors authorized the Company to repurchase up to $200 million of its common stock through open market or private transactions during a two year period ending May 14, 2010. During the three months ended June 28, 2008, the Company repurchased approximately 9.6 million shares of common stock in open market purchases at an average price of $11.76 per share. The total purchase price of $113.2 million was reflected as a decrease to common stock based on the stated par value per share with the remainder to accumulated deficit. All common shares repurchased under this program have been cancelled and retired. See “Note 21. Subsequent Events” for more details.

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

Our financing activities used cash of $72.0 million, primarily related to $85.0 million used to repurchase a portion of the company’s Zero Coupon Senior Convertible Notes, offset by $13.0 million provided by the exercise of stock options and issuance of stock under employee stock plans. See “Note 10. Convertible Debt and Letters of Credit” of our Notes to Consolidated Financial Statements for additional information regarding debt financing.

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

Financial Commitments

Our holdings include $13.2 million in minority investments in certain privately held companies and venture capital funds. As of June 28, 2008, we had a commitment of $4.0 million to provide additional funding to a partnership.

Contractual Obligations

The following summarizes our contractual obligations at June 28, 2008, and the effect such obligations are expected to have on our liquidity and cash flow over the next five years (in millions):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Asset retirement obligations—expected cash payments	$13.1	$1.2	$4.8	$0.8	$6.3

Long-Term Debt: (1)
Zero Coupon Senior Convertible Notes	83.0	83.0	—	—	—
1% Senior Convertible Notes	425.0	—	—	425.0	—
Interest on 1% Senior Convertible Notes	21.3	4.3	8.5	8.5	—
Purchase obligations (2)	167.3	167.3	—	—	—
Operating lease obligations (2)	128.8	30.0	42.7	27.5	28.6
Capital lease obligations (2)	2.8	1.0	1.8	—	—
Pension and postretirement benefit payments	86.6	11.3	9.4	10.4	55.5
Other non-current liabilities	3.5	1.9	1.0	0.3	0.3

Total	$931.4	$300.0	$68.2	$472.5	$90.8

(1)	See “Note 10. Convertible Debt and Letters of Credit” for more information.
(2)	See “Note 17. Commitments and Contingencies” for more information.

As of June 28, 2008, operating lease obligations of $7.1 million in connection with our restructuring program were accrued in our Consolidated Balance Sheet. Operating lease obligations of $2.5 million were included in the “Restructuring accrual” and $4.6 million was accrued in “Other non-current liabilities”.

Purchase obligations represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements.

As of June 28, 2008, other non-current liabilities primarily represent other long-term employment related obligations.

As of June 28, 2008, our liabilities for unrecognized tax benefits including accrued interest and penalties amounted to $35.1 million and are classified as other non-current liabilities on our Consolidated Balance Sheets. As of June 28, 2008, the settlement period for our income tax liabilities cannot be determined, however it is not anticipated to be within the next twelve months.

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

In February 2008, we purchased American Bank Note Holographics Inc. (“ABNH”), a public company, for approximately 8.7 million shares of the Company’s common stock with a market value of $110.3 million at the measurement date and $19.5 million in cash, including $1.2 million of direct transaction costs incurred in connection with the acquisition. We also assumed ABNH’s employee outstanding stock options at close, valued at $11.4 million at the measurement date. ABNH is a market leader in the origination, production and marketing of holograms for security applications and the leading supplier of optical security devices for the transaction card market and is included in our Advanced Optical Technologies segment.

In January 2008, we purchased certain assets of the fiber optics division of Westover Scientific Inc. (“Westover”) for approximately $51.5 million in cash, including $0.8 million of direct transaction costs incurred in connection with the acquisition. We also agreed to acquire the tangible assets of Westover’s related party contract manufacturer Fuzhou Chenpo Optical Instrument Co. Ltd. Westover is a leading provider of fiber optic inspection and cleaning solutions, which complements our existing fiber field and lab and production test portfolio and is included in our Communications Test and Measurement segment.

In May 2007, we completed the acquisition of Innocor Ltd. (“Innocor”), a provider of broadband test solutions for network equipment manufacturers, for $19.4 million in cash. The merger strengthened our position in the North American lab and production markets and helped grow our business in the EMEA and APAC regions. Innocor is included in our Communications Test and Measurement segment.

In May 2007, we completed the acquisition of Picolight Inc. (“Picolight”), a designer and manufacturer of optical pluggable transceivers. The aggregate announced purchase price for this acquisition was approximately $110.0 million in common stock, which equated to approximately 8.1 million shares. By acquiring Picolight, we strengthened our position in high-growth pluggable optics for the enterprise market and added an established, vertically integrated manufacturing model. Picolight is included in our Optical Communications segment.

In January 2007, we completed the acquisition of Casabyte Inc. (“Casabyte”), a provider of service quality monitoring solutions for mobile network operations, for $34.5 million in cash. By acquiring Casabyte, we accelerated our service assurance growth by capitalizing on a number of key assets, including Casabyte’s wireless service quality solutions expertise, technology and established customer relationships. We also plan to leverage our global direct sales organization and other distribution channels to increase Casabyte’s penetration into international markets. Casabyte is included in our Communications Test and Measurement segment.

In May 2006, we completed the acquisition of Test-Um Inc. (“Test-Um”), a provider of home networking test instruments for the FTTx and digital cable markets, for $17.2 million in cash. By acquiring Test-Um, we expanded our channels for the sale of our broad portfolio of test instruments for broadband access networks, including the recently introduced SmartClass line of instruments. We leveraged Test-Um’s network of several hundred distribution partners, making our access test instruments available to the service installation and electrical contractors served by Test-Um today. In addition, the acquisition creates new market opportunities for Test-Um’s products, which is available through our direct sales and service organization serving the largest telecommunications and cable service providers worldwide. Test-Um is included in our Communications Test and Measurement segment.

In November 2005, we completed the acquisition of Agility Communications Inc. (“Agility”), a provider of widely tunable laser solutions for optical networks, for approximately $10.7 million in cash and $54.1 million in common stock, which equated to approximately 2.8 million shares. The acquisition solidified our leadership position in the rapidly growing market for tunable lasers and transponders; offer an optimal path to high volume, high yield, tunable, pluggable solutions when combined with our manufacturing scalability; establishes JDSU as the broadest end-to-end agile optical network portfolio provider in the marketplace. Agility is included in our Optical Communications segment.

In August 2005, we completed the acquisition of Acterna Inc. (“Acterna”), a leading worldwide provider of broadband and optical test and measurement solutions for telecommunications and cable service providers and network equipment manufacturers, for approximately $459.3 million in cash and $304.7 million in common stock, which equated to approximately 25.1 million shares. Beginning in the first quarter of fiscal 2006, the addition of Acterna created a new reportable segment to our business, the Communications Test and Measurement segment. One attribute of this segment is considerable seasonal revenue variability. We expect this seasonality to continue for the foreseeable future, impacting our Communications Test and Measurement financial results, our overall product mix, and financial performance.

Please refer to “Note 3. Mergers and Acquisitions” of our Notes to Consolidated Financial Statements.

Employee Stock Options

Our stock option and Full Value Award program is a broad-based, long-term retention program that is intended to attract and retain employees and align stockholder and employee interests. As of June 28, 2008, we have available for issuance 8.2 million shares of common stock for grant primarily under our Amended and Restated 2003 Equity Incentive Plan (the “2003 Plan”). The exercise price for the options is equal to the fair market value of the underlying stock at the date of grant. Options generally become exercisable over a four-year period and, if not exercised, expire from five to ten years post grant date. Majority of our employees participate in our stock option program. “Full Value Awards” are Restricted Stock, Restricted Stock Units, Performance Units and Performance Shares that are granted with a per share or unit purchase price below 100% of Fair Market Value on the date of grant. These Full Value Awards are performance based, time based, or a combination of performance and time based and are expected to vest over one to five years except with respect to awards with performance conditions, such conditions are achieved on a different timeline. The fair value of the Full Value Awards is based on the closing market price of our common stock on the date of award. Beginning in the fourth quarter of fiscal 2007, the intent is to use Full Value Awards as our predominant equity compensation vehicle. See “Note 14. Stock-Based Compensation” for more detail.

Pension and Other Postretirement Benefits

As a result of acquiring Acterna in August 2005, we sponsor pension plans for certain past and present employees in the UK and Germany. JDSU also is responsible for the nonpension postretirement benefit obligation of a previously acquired subsidiary. These plans have been closed to new participants and no additional service costs are being accrued. The plans are partially funded. SFAS No. 158 requires the recognition of the funded status of the pension plans and nonpension postretirement benefit plans (retirement-related benefit plans) as an asset or a liability in the Consolidated Statement of Financial Position. SFAS No. 158 also requires the recognition of changes in that funded status in the year in which they occur through the Gains and (losses) not affecting retained earnings, net of tax, and the recognition of previously unrecognized gains/(losses), prior service costs/(credits) and transition assets as a component of Accumulated gains and (losses) not affecting retained earnings in the Consolidated Statement of Stockholders’ Equity. The funded status of a retirement plan is the difference between the projected benefit obligation and the fair value of its plan assets. The projected benefit obligation is the actuarial present value of all benefits attributed by the plan’s benefit formula to employee service. At June 28, 2008, our pension plans were under funded by $85.4 million since the projected benefit obligation exceeded the fair value of its plan assets. Similarly, we had accrued $0.8 million related to our non-pension postretirement benefit plan.

Because the plans have received limited funding in the past, we anticipate future annual outlays related to the plans will at least approximate estimated future benefit payments. These future benefit payments have been estimated based on the same actuarial assumptions used to measure our projected benefit obligation and currently are forecasted to range between $5.3 million and $5.9 million per annum. In addition, during fiscal 2009 we anticipate the UK pension plan will make lump-sum cash payments of approximately $4.4 million to deferred pensioners who have elected to transfer out of the plan. We anticipate these transfer out payments will be made from plan assets.

During the fourth quarter of fiscal 2008, we contributed GBP 2.5 million or approximately $4.9 million to our UK pension plan. This contribution allowed the Company to substantially comply with regulatory funding requirements.

A key actuarial assumption is the discount rate. Changes in the discount rate impact the interest cost component of the net periodic benefit cost calculation and, due to the fact that the accumulated benefit obligation (“ABO”) is calculated on a net present value basis, changes in the discount rate will also impact the current ABO. Decreases in the discount rate will generally increase pre-tax cost, recognized expense and the ABO. Increases in the discount rate tend to have the opposite effect. In estimating the expected return on plan assets, we consider historical returns on plan assets, adjusted for forward-looking considerations, inflation assumptions and the impact of the active management of the plan’s invested assets. While it is not possible to accurately predict future rate movements, we believe our current assumptions are appropriate. Please refer to “Note 15. Employee Benefit Plans” of Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K for further discussion.

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

Picolight

Picolight was acquired in May 2007, and at the time of acquisition was in the process of developing transceivers. We have incurred post-acquisition costs of approximately $5.1 million to date.

Lightwave

Lightwave was acquired in May 2005, and at the time of acquisition was in the process of developing multiple diode pumped solid state laser products. We have incurred post-acquisition costs of $9.3 million to date. The project was completed in the third quarter of fiscal year 2008.

Liquidity and Capital Resources Requirement

We believe that our existing cash balances and investments will be sufficient to meet our liquidity and capital spending requirements at least through the next 12 months. However, possible investments in or acquisitions of complementary businesses, products or technologies may require the use of additional cash or financing prior to such time. We have in past periods consumed, and in the future we may consume, portions of our cash reserves to fund our operations. The amounts consumed to date, together with the amounts currently anticipated to be spent, are not expected to materially impair our financial condition. However, we may need to expend additional, currently unanticipated, cash reserves to fund our operations. Our liquidity could be negatively affected by a decline in demand for our products, which are subject to rapid technological changes, or a reduction of capital expenditures by telecommunications carriers.

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

The following table provides information about our foreign currency forward and option contracts outstanding as of June 28, 2008. The forward contracts, most with a term of less than 120 days, were transacted near month end; therefore, the fair value of the contracts is approximately zero.

(in millions)	Contract Amount (Local Currency)	Contract Amount (USD)	Fair Value at June 28, 2008 (USD)
Canadian Dollar (contracts to sell CAD / buy USD)	CAD 5.4	$5.3	$—
Chinese Renmimbi (contracts to sell CNY / buy USD)	CNY 145.4	21.5	—
British Pound (contracts to buy GBP / sell USD)	GBP 5.0	9.8	—
Euro (contracts to sell EUR / buy USD)	EUR 69.1	107.1	—
Hong Kong Dollar (contracts to sell HKD / buy USD)	HKD 104.5	13.4	—
Singapore Dollar (contracts to sell SGD / buy USD)	SGD 32.3	23.7	—
Mexican Peso (contracts to buy MXN / sell USD)	MXN 40.6	3.9	—
Australian Dollar (contracts to sell AUD / buy USD)	AUD 6.8	6.4	—
Brazilian Real (contracts to sell BRL / buy USD)	BRL 3.1	1.9	—
Japanese Yen (contracts to sell JPY / buy USD)	JPY 645.9	6.0	—

Total USD notional amount of outstanding Foreign Exchange Contracts		$199.0

Net unrealized gain (loss) on derivative financial instruments			$—

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

Investments in both fixed-rate and floating-rate interest earning instruments carry a degree of interest rate risk. The fair market values of our fixed-rate securities decline if interest rates rise, while floating-rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may be less than expectations because of changes in interest rates or we may suffer losses in principal if we sell securities that have experienced a decline in market value because of changes in interest rates.

The following tables (in millions) present the hypothetical changes in fair value in the available-for-sale debt instruments held at June 28, 2008 and June 30, 2007 that are sensitive to changes in interest rates. These instruments are not leveraged or hedged and are held for purposes other than trading. Investments in money market funds and similar investment funds that seek to maintain a constant net asset value per unit of investment are not considered to be subject to market price risk and are not included in this sensitivity analysis. The modeling technique used measures the change in fair values arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS over a 12-month horizon. Beginning fair values represent the market value, excluding accrued interest and dividends at June 28, 2008 and June 30, 2007.

	Valuation of Securities Given an Interest Rate Decrease of “X” BPS			Fair Value as of June 28, 2008	Valuation of Securities Given an Interest Rate Increase of “X” BPS
	150 BPS	100 BPS	50 BPS		50 BPS	100 BPS	150 BPS
U.S. Treasuries and agencies	$180	$180	$179	$179	$178	$178	$178
Municipal bonds and sovereign debt instruments	5	5	5	5	5	5	5
Asset-backed securities	165	165	164	162	163	163	163
Corporate bonds and commercial paper	312	311	310	310	309	309	308

Total	$662	$660	$658	$656	$656	$655	$654

	Valuation of Securities Given an Interest Rate Decrease of “X” BPS			Fair Value as of June 30, 2007	Valuation of Securities Given an Interest Rate Increase of “X” BPS
	150 BPS	100 BPS	50 BPS		50 BPS	100 BPS	150 BPS
U.S. Treasuries and agencies	$127	$126	$125	$125	$124	$124	$124
Municipal bonds and sovereign debt instruments	—	—	—	—	—	—	—
Asset-backed securities	218	217	216	215	214	213	212
Corporate bonds and commercial paper	528	527	525	523	521	519	517

Total	$873	$870	$866	$863	$859	$856	$853

We seek to mitigate the credit risk of our portfolio of fixed-income securities by holding only high-quality, investment-grade obligations with effective maturities of 37 months or less. We also seek to mitigate marketability risk by holding only highly liquid securities with active secondary or resale markets. However, the investments may decline in value or marketability due to changes in perceived credit quality or changes in market conditions.

Long-term Debt

The fair market value of the Zero Coupon Senior Convertible Notes and the 1% Senior Convertible Notes is subject to interest rate and market price risk due to the convertible feature of the notes and other factors. Generally the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair market value of the notes may also increase as the market price of JDSU stock rises and decrease as the market price of the stock falls. Interest rate and market value changes affect the fair market value of the notes but do not impact our financial position, cash flows or results of operations. Based on quoted market prices, as of June 28, 2008 and June 30, 2007, the fair market values of the Zero Coupon Senior Convertible Notes were approximately $80.8 million and $354.6 million and the fair market values of the 1% Senior Convertible Notes were $334.9 million and $347.8 million, respectively. Changes in fair market value reflect both the change in the market price of the notes and the impact of the partial repurchase of the Zero Coupon Senior Convertible Notes during fiscal year 2008. For additional information, see “Note 10. Convertible Debt and Letters of Credit”.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of JDS Uniphase Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of JDS Uniphase Corporation and its subsidiaries at June 28, 2008 and June 30, 2007, and the results of their operations and their cash flows for each of the three years in the period ended June 28, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 28, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 15 to the consolidated financial statements, effective June 30, 2007, the Company changed its method of accounting for certain defined benefit pension plans. As discussed in Note 12 to the consolidated financial statements, effective July 1, 2007, the Company changed its method of accounting for uncertainty in income taxes.

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

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California

August 26, 2008

JDS UNIPHASE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Years Ended
	June 28, 2008	June 30, 2007	July 1, 2006
Net revenue	$1,530.1	$1,396.8	$1,204.3
Cost of sales	885.5	884.6	827.4
Amortization of acquired technologies	49.3	40.2	36.4
Impairment of acquired developed technologies	4.0	—	—

Gross profit	591.3	472.0	340.5

Operating expenses:
Research and development	188.1	168.4	155.5
Selling, general and administrative	455.8	368.4	325.3
Amortization of other intangibles	30.0	26.8	24.4
Acquired in-process research and development	—	5.1	20.3
Impairment of goodwill	37.0	—	22.4
Impairment of intangibles and loss on long-lived assets	6.7	7.8	5.6
Restructuring charges	6.7	14.7	35.0

Total operating expenses	724.3	591.2	588.5

Loss from operations	(133.0)	(119.2)	(248.0)
Interest and other income	120.1	73.0	27.0
Interest expense	(8.8)	(7.1)	(3.8)
Gain on sale of investments	2.4	29.0	73.2

Loss before income taxes	(19.3)	(24.3)	(151.6)
Provision of (benefit for) income taxes	2.4	2.0	(0.4)

Net loss	$(21.7)	$(26.3)	$(151.2)

Net loss per share—basic and diluted	$(0.10)	$(0.12)	$(0.73)

Shares used in per share calculation—basic and diluted	223.8	211.7	206.2

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share and par value data)

	June 28, 2008	June 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$265.6	$362.9
Short-term investments	608.0	769.9
Restricted cash	11.1	9.9
Accounts receivable, less reserves and allowances of $5.0 at June 28, 2008 and $5.4 at June 30, 2007	297.7	264.2
Inventories	188.9	204.3
Refundable income taxes	7.8	4.7
Other current assets	50.0	44.8

Total current assets	1,429.1	1,660.7
Property, plant and equipment, net	213.2	210.5
Deferred income taxes	3.6	7.1
Goodwill	796.2	710.0
Other intangibles, net	416.1	411.5
Long-term investments	25.6	3.1
Other non-current assets	22.3	22.4

Total assets	$2,906.1	$3,025.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$129.6	$111.5
Current portion of long-term debt	83.0	—
Accrued payroll and related expenses	58.9	62.0
Income taxes payable	6.7	42.3
Deferred income taxes	0.4	2.6
Restructuring accrual	5.7	6.9
Warranty accrual	10.1	10.3
Other current liabilities	151.0	112.3

Total current liabilities	445.4	347.9

Long-term debt	425.0	808.0
Other non-current liabilities	218.3	133.9
Commitments and contingencies (Note 17, 19, and 20)
Stockholders’ equity:
Preferred Stock, $0.001 par value: Authorized shares: 1,000,000	—	—
Common Stock, $0.001 par value:
Authorized shares: 1,000,000,000	0.2	0.2
Issued and outstanding shares: 221,977,736 at June 28, 2008 and 219,012,065 at June 30, 2007
Additional paid-in capital	69,325.0	69,143.6
Accumulated deficit	(67,585.7)	(67,450.8)
Accumulated other comprehensive income	77.9	42.5

Total stockholders’ equity	1,817.4	1,735.5

Total liabilities and stockholders’ equity	$2,906.1	$3,025.3

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Years Ended
	June 28, 2008	June 30, 2007	July 1, 2006
OPERATING ACTIVITIES:
Net loss	$(21.7)	$(26.3)	$(151.2)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	65.2	61.4	57.4
Asset retirement obligations and deferred rent expenses	0.5	0.6	5.6
Amortization expense	79.3	67.0	60.8
Amortization of deferred compensation and other stock-based compensation expense	49.3	29.7	15.0
Acquired in-process research and development	—	5.1	20.3
Non-cash tax expense on sale of short term investment	—	—	3.6
Amortization of debt issuance costs	2.3	3.8	2.7
Non-cash changes in short term investment	(3.6)	(4.5)	3.4
Impairment of intangibles and other long-lived assets	10.7	7.8	5.7
Impairment of goodwill	37.0	—	22.4
Gain on sale of investments	(2.3)	(29.0)	(73.2)
Settlement of held-to-maturity debt security	—	(5.1)	—
Reduction in fair value of investments	—	0.2	4.2
Activity related to equity investments	(1.2)	—	0.3
Gain on sale of subsidiaries’ assets	—	—	(0.1)
Gain on repurchase of debt	(11.1)	(6.3)	—
Non-cash portion of Nortel settlement	(24.0)	—	—
Allowance for doubtful accounts	(0.4)	(0.5)	2.2
Changes in operating assets and liabilities, net of impact of acquisitions of businesses:
Accounts receivable	(23.0)	(22.3)	(69.3)
Inventories	30.4	7.8	(13.8)
Other current assets	(3.4)	41.3	28.6
Accounts payable	9.6	(19.6)	16.4
Income taxes payable	(11.2)	(3.7)	3.4
Deferred taxes, net	(1.2)	(9.5)	(2.1)
Accrued payroll and related expenses	(6.5)	(2.0)	5.6
Other	22.5	(34.6)	(29.1)

Net cash provided by (used in) operating activities	197.2	61.3	(81.2)

INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(753.1)	(777.0)	(541.0)
Maturities and sales of investments	930.6	911.8	557.8
Changes in restricted cash	(7.1)	6.5	(7.8)
Acquisitions, net of cash acquired	(59.9)	(69.2)	(479.7)
Purchases of long term investments	(9.0)	—	(0.4)
Proceeds from settlement of held-to-maturity debt security	—	5.1	—
Acquisition of property and equipment	(51.7)	(75.7)	(67.2)
Proceeds from sale of net assets	3.6	10.2	31.6
Other assets	—	(5.3)	—

Net cash provided by (used in) investing activities	53.4	6.4	(506.7)

FINANCING ACTIVITIES:
Payments on debt and capital lease obligations	(0.3)	—	—
Repayment of debt	(287.5)	(85.0)	—
Proceeds from issuance of debt, net of issuance costs	—	—	415.9
Proceeds from finance lease	32.2	—	—
Repurchase of common stock	(113.2)	—	—
Proceeds from exercise of employee stock options and employee stock purchase plan	15.8	13.0	28.2

Net cash provided by (used in) financing activities	(353.0)	(72.0)	444.1

Effect of exchange rates on cash and cash equivalents	5.1	2.3	2.0
Decrease in cash and cash equivalents	(97.3)	(2.0)	(141.8)
Cash and cash equivalents at beginning of period	362.9	364.9	506.7

Cash and cash equivalents at end of period	$265.6	$362.9	$364.9

Supplemental disclosure of cash flow information:
Cash paid for interest	$6.6	$4.5	$0.2
Cash paid for taxes	8.5	6.5	7.7
Cash received for tax refunds	2.5	23.5	2.7
Non-cash transactions:
Common stock issued in connection with acquisitions	121.6	104.7	358.8

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

	Shares	Amount	Shares	Amount
Balance at July 2, 2005	—	$—	181.0	$1.4	$68,597.4	$(4.9)	$(67,273.3)	$9.1	$1,329.7
Net loss	—	—	—	—	—	—	(151.2)	—	(151.2)
Change in net unrealized gains on available-for-sale investments	—	—	—	—	—	—	—	0.8	0.8
Foreign currency translation adjustment	—	—	—	—	—	—	—	2.7	2.7

Comprehensive loss	—	—	—	—	—	—	—	—	(147.7)

Adjustment for divestiture	—	—	—	—	(0.4)	—	—	—	(0.4)
Shares issued under employee stock plans, net of tax effects	—	—	1.8	0.1	28.1	—	—	—	28.2
Stock-based compensation	—	—	0.1	—	15.0	—	—	—	15.0
Shares issued for Acterna acquisition	—	—	25.0	0.2	304.5	—	—	—	304.7
Shares issued for Agility acquisition	—	—	2.8	—	54.1	—	—	—	54.1
Reclass of deferred compensation balance upon adoption of SFAS 123(R)	—	—	—	—	(4.9)	4.9	—	—	—

Balance at July 1, 2006	—	—	210.7	1.7	68,993.8	—	(67,424.5)	12.6	1,583.6
Net loss	—	—	—	—	—	—	(26.3)	—	(26.3)
Change in net unrealized gains on available-for-sale investments	—	—	—	—	—	—	—	5.8	5.8
Foreign currency translation adjustment	—	—	—	—	—	—	—	15.2	15.2

Comprehensive loss	—	—	—	—	—	—	—	—	(5.3)

Defined benefit obligation upon adoption of SFAS 158, net of tax	—	—	—	—	—	—	—	8.9	8.9
Shares issued under employee stock plans, net of tax effects	—	—	0.9	—	13.0	—	—	—	13.0
Reverse stock split reclass	—	—	—	(1.5)	1.5	—	—	—	—
Stock-based compensation	—	—	0.2	—	28.8	—	—	—	28.8
Shares issued for Picolight acquisition	—	—	7.2	—	104.7	—	—	—	104.7
Note conversion	—	—	—	—	1.8	—	—	—	1.8

Balance at June 30, 2007	—	—	219.0	0.2	69,143.6	—	(67,450.8)	42.5	1,735.5
Net loss	—	—	—	—	—	—	(21.7)	—	(21.7)
Change in net unrealized gains on available-for-sale investments	—	—	—	—	—	—	—	(0.6)	(0.6)
Foreign currency translation adjustment	—	—	—	—	—	—	—	28.5	28.5
Defined benefit obligation, net of tax	—	—	—	—	—	—	—	7.5	7.5

Comprehensive income	—	—	—	—	—	—	—		13.7

Shares issued under employee stock plans, net of tax effects	—	—	2.1	—	15.8	—	—	—	15.8
Repurchase of common stock	—	—	(9.6)	—	—	—	(113.2)	—	(113.2)
Stock-based compensation	—	—	0.8	—	44.0	—	—	—	44.0
Shares issued for Picolight acquisition	—	—	1.0	—	(0.1)	—	—	—	(0.1)
Shares issued for ABNH acquisition	—	—	8.7	—	121.7	—	—	—	121.7

Balance at June 28, 2008	—	$—	222.0	$0.2	$69,325.0	$—	$(67,585.7)	$77.9	$1,817.4

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Summary of Significant Accounting Policies

Description of Business

JDS Uniphase Corporation is the leading provider of communications test and measurement solutions and optical products for telecommunications service providers, cable operators, and network equipment manufacturers. JDSU technologies also enable broadband and optical innovation in many essential industries such as biomedical and environmental instrumentation, semiconductor processing, aerospace and defense, and brand protection. In addition, our optical coatings are used in visual display and decorative product differentiation applications.

Fiscal Years

The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to June 30th. The Company’s fiscal 2008 ended on June 28, 2008 and was a 52 week year. The Company’s fiscal 2007 and fiscal 2006 ended on June 30, 2007 and July 1, 2006, and were also 52 week years. Historically, for comparative presentation purposes, the Company utilized a dating convention where its consolidated financial statements and notes were shown as ending on the last day of the calendar quarter. In addition, the Company disclosed in the notes to the financial statements its use of this dating convention and the actual period end dates for each period presented. Beginning in the second quarter of fiscal year 2007, the Company changed its dating convention to utilize the actual closing dates for all periods presented in its Consolidated Financial Statements and accompanying notes. This change had no impact on the Company’s financial position, results of operations, and cash flows for any of the periods presented.

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated.

Out of Period Adjustments

In fiscal 2008, the Company recorded adjustments primarily related to revenue, cost of sales, operating expenses, income tax expense, and certain balance sheet accounts. These adjustments resulted in additional net income of $2.1 million recorded in fiscal 2008. As a result of these adjustments, the operating loss for fiscal 2008 decreased by $3.1 million and was partially offset by $1.0 million related to tax provision adjustments. There was a positive impact on net loss of $0.01 per share in fiscal 2008 from these adjustments.

In fiscal 2007, the Company recorded adjustments primarily related to retention bonuses, interest expense, manufacturing, and inventory. These adjustments resulted in additional net loss of $1.5 million recorded in fiscal 2007. As a result of these adjustments, the operating loss for fiscal 2007 increased by $3.9 million and was partially offset by $2.4 million related to adjustments for interest expense, tax provision, and foreign exchange. There was a negative impact on net loss per share of $0.01 in fiscal 2007 from these adjustments.

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Restricted Cash

At June 28, 2008 and June 30, 2007, the Company’s restricted cash balance was $11.1 million and $9.9 million, respectively. It primarily includes interest-bearing investments in bank certificates of deposit and money market funds which act as collateral supporting the issuance of letters of credit and performance bonds for the benefit of third parties.

Investments

The Company’s investments in debt securities and marketable equity securities are primarily classified as available-for-sale investments or trading assets and are recorded at fair value. The cost of securities sold is based on the specific identification method. Unrealized gains and losses on available-for-sale investments, net of tax, are reported as a separate component of stockholders’ equity. Gains or losses on trading assets resulting from changes in fair value are recognized currently in earnings. The Company’s short-term investments include securities with stated maturities of longer than twelve months which are classified as current assets as they are highly liquid and available to support current operations. The Company’s long-term investments include certain available-for-sale debt securities that are classified as long term based on the Company’s expectation that they will be held to maturity. The Company also has certain minority investments in privately held companies and private venture funds. These investments are generally carried at cost and are generally classified as long-term investments.

The Company periodically reviews these investments for impairment. In the event the carrying value of an investment exceeds its fair value and the decline in fair value is determined to be other-than-temporary, the Company writes down the value of the investment to its fair value.

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and other accrued liabilities, approximate fair value because of their short maturities. Estimates of fair value of fixed-income securities are based on quoted market prices from active markets or third party, market-based pricing sources which the company believes to be reliable. These estimates represent the third parties’ good faith opinion as to what a buyer in the marketplace would pay for a security in a current sale. For instruments that are not actively traded, estimates may be based on current treasury yields adjusted by an estimated market credit spread for the specific instrument. The use of different valuation

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

methodologies or market assumptions could have a material impact on estimated fair value amounts. Fair value for equity investments in public companies is determined using quoted market prices for those securities. Fair value for equity investments in privately held companies is estimated based upon one or more of the following: Assessment of the investees’ historical and forecasted financial condition; operating results and cash flows; the values of recent rounds of financing; or quoted market prices of comparable public companies. The fair market value of the Company’s Senior Convertible Notes fluctuates with interest rates and with the market price of the stock, but does not affect the carrying value of the debt on the balance sheet, which remains at the par value of $1,000 per bond. See “Note 10. Convertible Debt and Letters of Credit” for more detail.

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

Goodwill

Goodwill represents the excess of the purchase price of an acquired enterprise or assets over the fair value of the identifiable assets acquired and liabilities assumed. The Company tests for impairment of goodwill on an annual basis in the fourth quarter and at any other time if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. See “Note 7. Goodwill” for more detail.

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

If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recorded in the Statement of Operations as “Impairment of goodwill”. Measurement of the fair value of a reporting unit is based on one or more of the following fair value measures including: amounts at which the unit as a whole could be bought or sold in a current transaction between willing parties; using present value techniques of estimated future cash flows; or using valuation techniques based on multiples of earnings or revenue, or a similar performance measure.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Intangible Assets

Other intangible assets consist primarily of intellectual property acquired and purchased intangible assets. Purchased intangible assets primarily include acquired developed technologies (developed and core technology), proprietary know-how, trade secrets, trademarks and trade names, and customer base. Other intangible assets are amortized using the straight-line method over estimated useful lives ranging from 1 to 16 years.

Impairment or disposal of long-lived assets (plant and equipment and other intangible assets)

Long-lived assets held and used

The Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; or current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. See “Note 9. Impairment of Other Long-Lived Assets” for more detail.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized in the Statement of Operations as “Impairment of intangibles and loss on long-lived assets” when the carrying amount is not recoverable and exceeds fair value.

Long-lived assets held for sale

Long-lived assets are classified as held for sale when certain criteria are met, which include: management commitment to a plan to sell the assets; the availability of the assets for immediate sale in their present condition; an active program to locate buyers and other actions to sell the assets has been initiated; whether the sale of the assets is probable and their transfer is expected to qualify for recognition as a completed sale within one year; whether the assets are being marketed at reasonable prices in relation to their fair value; and how unlikely it is that significant changes will be made to the plan to sell the assets. See “Note 9. Impairment of Other Long-Lived Assets” for more detail.

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The measurement of the benefit obligation and net periodic pension cost/(income) is based on the Company’s estimates and actuarial valuations provided by third-party actuaries which are approved by management. These valuations reflect the terms of the plans and use participant-specific information such as compensation, age and years of service, as well as certain assumptions, including estimates of discount rates, expected return on plan assets, rate of compensation increases, and mortality rates. While the Company believes that the assumptions are appropriate, significant differences in the actual experience or significant changes in the assumptions that may be required under new legislation, or accounting pronouncements, or otherwise may materially affect the Company’s pension and other post-retirement obligations and future expense.

Concentration of Credit and Other Risks and Allowance for Doubtful Accounts

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, investments and trade receivables. The Company’s cash equivalents and short-term investments are held in safekeeping by large, creditworthy financial institutions. The Company invests its excess cash primarily in U.S. government and agency bonds, corporate obligations, money market funds, asset-backed securities, and other investment-grade securities. In general, the Company’s investment policy requires that securities purchased and held be rated A-1/P-1, A/A2 or better. The Company has established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity.

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company conducts its business and sells its products directly to customers primarily in North America, Europe and Asia. In the normal course of business, the Company’s financial position is routinely subject to market risks associated with foreign currency rate fluctuations due to balance sheet positions in foreign

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

currencies. The Company evaluates foreign exchange risks and may employ foreign currency forward contracts to reduce such risks. The foreign currency forward contracts generally expire within 120 days. The change in fair value of these foreign currency forward contracts is recorded as income or loss in the Company’s Consolidated Statements of Operations as a component of interest and other income (loss).

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Advertising Expense

The Company expenses advertising costs as incurred. Advertising costs totalled $2.4 million, $1.3 million, and $2.0 million in fiscal 2008, 2007, and 2006, respectively.

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Comprehensive Income (Loss)

The Company’s accumulated other comprehensive income (loss) consists of the accumulated net unrealized gains or losses on available-for-sale investments, foreign currency translation adjustments, and pension liability. At June 28, 2008 and June 30, 2007, the Company had a balance of net unrealized loss of $3.8 million and $3.2 million, respectively, on available-for-sale investments. At June 28, 2008 and June 30, 2007, the Company had $65.3 million and $36.8 million, respectively, of foreign currency translation gains.

The components of comprehensive income (loss), net of tax, were as follows (in millions):

	Years Ended
	June 28, 2008	June 30, 2007	July 1, 2006
Net loss	$(21.7)	$(26.3)	$(151.2)
Other comprehensive income:
Net change in unrealized gains (losses) on investments	(0.6)	5.8	0.8
Net change in cumulative translation adjustment	28.5	15.2	2.7
Net change in defined benefit obligation, net of tax	7.5	—	—

Net change in other comprehensive income	35.4	21.0	3.5

Comprehensive income (loss)	$13.7	$(5.3)	$(147.7)

At June 28, 2008 and June 30, 2007, balances for the components of accumulated other comprehensive income were as follows (in millions):

	Years Ended
	June 28, 2008	June 30, 2007
Unrealized losses on investments	$(3.8)	$(3.2)
Foreign currency translation gains	65.3	36.8
Defined benefit obligation, net of tax	16.4	8.9

Accumulated other comprehensive income	$77.9	$42.5

The change between fiscal 2008 and 2007 for unrealized gains (losses) on investments was mainly related to debt securities.

The change between fiscal 2008 and 2007 for foreign currency translation was mainly related to exchange gains on translation of the results of foreign subsidiaries.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On July 13, 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement 109” (“FIN 48”). The Company adopted FIN 48 on July 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement attributes for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on recognition, classification, and disclosure of tax positions.

The Company is subject to income tax audits by the respective tax authorities in all of the jurisdictions in which it operates. The determination of tax liabilities in each of these jurisdictions requires the interpretation and application of complex and sometimes uncertain tax laws and regulations. The Company recognizes liabilities based on its estimate of whether, and the extent to which, additional tax liabilities are more likely than not. If the Company ultimately determines that the payment of such a liability is not necessary, then it reverses the liability and recognizes a tax benefit during the period in which the determination is made that the liability is no longer necessary.

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in millions, except per share data):

	Years Ended
	June 28, 2008	June 30, 2007	July 1, 2006
Numerator:
Net loss	$(21.7)	$(26.3)	$(151.2)

Denominator:
Weighted-average number of common shares outstanding	223.8	211.7	206.2

Net loss per share—basic and diluted	$(0.10)	$(0.12)	$(0.73)

As the Company incurred net losses for the years ended 2008, 2007, and 2006, potential dilutive securities from stock options, employee stock purchase plan (“ESPP”), Full Value Awards, and Zero Coupon Senior Convertible Notes have been excluded from the diluted net loss per share computations as their effect was deemed anti-dilutive.

As of June 28, 2008, contingently issuable shares relating to the 1% Senior Convertible Notes were also excluded in accordance with Emerging Issues Task Force Abstract No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” (“EITF 04-8”). These shares, which are represented below as potentially dilutive securities, would be included in the computation of diluted net income per share in periods when the closing price of the Company’s common stock is at least $30.30. Depending on the stock price on the conversion date, up to a maximum of approximately 14.0 million shares, subject to certain adjustments, may be issued upon conversion of the 1% Senior Convertible Notes. During fiscal 2008, the Company repurchased $300.0 million aggregate principal amount of the Zero Coupon Senior Convertible Notes for $287.4 million in cash. The repurchase and retirement of the notes reduced the number of conversion shares potentially issuable from approximately 9.7 million to approximately 2.1 million. For additional information regarding these two notes, see “Note10. Convertible Debt and Letters of Credit”.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the weighted average potentially dilutive securities excluded from the computation because their effect would have been anti-dilutive (in millions):

	Years Ended
	June 28, 2008	June 30, 2007	July 1, 2006
Stock options and ESPP	16.7	18.6	15.3
Restricted shares and stock units	3.0	0.8	0.4
Zero coupon senior convertible notes	5.5	11.7	12.0
1% senior convertible notes	14.0	14.0	14.0

Total potentially dilutive securities	39.2	45.1	41.7

Asset Retirement Obligations

Asset retirement obligations (“ARO”) are legal obligations associated with the retirement of long-lived assets. These liabilities are initially recorded at fair value and the related asset retirement costs are capitalized by increasing the carrying amount of the related assets by the same amount as the liability. Asset retirement costs are subsequently depreciated over the useful lives of the related assets. Subsequent to initial recognition, the Company records period-to-period changes in the ARO liability resulting from the passage of time and revisions to either the timing or the amount of the original estimate of undiscounted cash flows. The Company de-recognizes ARO liabilities when the related obligations are settled. At June 28, 2008 and June 30, 2007, $1.2 million and $0.9 million of ARO was included in the Consolidated Balance Sheets in “Other current liabilities” and the remainder of $11.9 million and $9.5. million was included in “Other non-current liabilities”.

(in millions)	Balance at Beginning of Period	Liabilities Incurred	Liabilities Settled	Accretion Expense	Revisions to Estimates	Balance at End of Period
Asset Retirement Obligations:
Year ended June 28, 2008	$10.4	1.3	(0.2)	1.0	0.6	$13.1
Year ended June 30, 2007	$9.2	0.5	—	0.7	—	$10.4

Note 2. Recent Accounting Pronouncements

FASB Staff Positions APB 14-1

In May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion (Including Partial Cash Settlement)”. FSB No. APB 14-1 applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. The FSP is effective for fiscal years (and interim periods within those fiscal years) beginning after December 15, 2008 and is to be applied retrospectively to all past periods presented—even if the instrument has matured, converted, or otherwise been extinguished as of the FSP’s effective date. The Company has not completed its assessment of the impact of FSP 14-1. However, management expects this will have a significant impact on its consolidated financial statements.

FASB Staff Positions FAS 142-3

In April 2008, the FASB issued FASB Staff Position (FSP) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. The final FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets”. The FSP is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141 (revised 2007), “Business Combinations”, and other US generally accepted

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accounting principles. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company believes there is no impact FSP 142-3 will have on its consolidated financial statements.

FASB Staff Positions FAS 157-1 and 2

In February 2008, the FASB issued the following two final FASB Staff Positions (FSP) amending FASB Statement No. 157, Fair Value Measurements (FAS 157):

•

FSP FAS 157-2 delays the effective date of FAS 157 by one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The delay gives the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of FAS 157 to these assets and liabilities. For items covered by the FSP, FAS 157 will now go into effect in fiscal years beginning after November 15, 2008 and in interim periods within those fiscal years.

•

FSP FAS 157-1 amends FAS 157 to exclude FASB Statement No. 13, Accounting for Leases (FAS 13), and its related interpretive accounting pronouncements that address leasing transactions. The FASB decided to exclude leasing transactions covered by FAS 13 in order to allow it to more broadly consider the use of fair value measurements for these transactions as part of its project to comprehensively reconsider the accounting for leasing transactions.

The Company is currently evaluating the impact these FSPs will have on its consolidated financial statements.

FASB Statement No. 141( R)

In December, 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 141(R), Business Combinations (SFAS 141(R)). SFAS 141(R) introduces significant changes in the accounting for and reporting of business. SFAS 141(R) continues the movement toward the greater use of fair values in financial reporting and increased transparency through expanded disclosures. It changes how business acquisitions are accounted for and will impact financial statements at the acquisition date and in subsequent periods. Further, certain of the changes will introduce more volatility into earnings and thus may impact a company’s acquisition strategy. In addition, SFAS 141(R) will impact the annual goodwill impairment test associated with acquisitions that close both before and after the effective date of the Standard. The Company is currently evaluating the impact SFAS 141(R) will have on its consolidated financial statements. SFAS 141(R) is effective for the Company beginning in fiscal year 2010.

FASB Statement No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. The Company is currently evaluating the impact SFAS 159 will have on its consolidated financial statements. SFAS 159 is effective for the Company beginning in fiscal year 2009.

FASB Statement No. 157

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), to provide enhanced guidance when using fair value to measure assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 applies whenever other pronouncements require or permit assets or liabilities to be measured at fair value and, while not requiring new fair value measurements, may change current practices. The Company is currently evaluating the impact SFAS 157 will have on its consolidated financial statements. SFAS 157 is effective for the Company beginning in fiscal year 2009 for financial assets and financial liabilities.

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

ABNH is a market leader in the origination, production and marketing of holograms for security applications and the leading supplier of optical security devices for the transaction card market and is included in JDSU’s Advanced Optical Technologies segment.

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

The purchase price was allocated on a preliminary basis as follows (in millions):

Net tangible assets acquired	$23.5
Intangible assets acquired:
Transaction card customer relationships	35.5
Secure Government relationships	1.8
Proprietary know-how and trade secret	15.4
Trademark/tradename	0.3
Goodwill	65.9

Total purchase price	$142.4

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the components of the tangible assets acquired at fair value (in millions):

Cash	$17.0
Account receivable	4.1
Inventories	7.3
Property and equipment	5.3
Other assets and liabilities, net	(10.2)

Net tangible assets acquired	$23.5

The acquired intangible assets are being amortized over their estimated useful lives, which are presented in the table below:

Transaction card customer relationships	11-16 years
Secure Government relationships	9 years
Proprietary know-how and trade secret	4 years
Trademark/tradename	9 years

Goodwill, which represents the excess of the purchase price over the fair value of tangible and identified intangible assets acquired, is not being amortized but will be reviewed annually for impairment, or more frequently if impairment indicators arise, in accordance with Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). In part, goodwill reflects the competitive advantages the Company expects to realize from ABNH’s standing in the optical security industry. Goodwill has been assigned to the Advanced Optical Technologies segment and is not expected to be deductible for tax purposes. See “Note 7. Goodwill” for more details related to ABNH impairment in fiscal 2008.

ABNH’s results of operations have been included in the Company’s consolidated financial statements subsequent to the date of acquisition. The financial information in the table below summarizes the combined results of operations of the Company and ABNH, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented:

	Years Ended
(in millions, except per share data)	June 28, 2008	June 30, 2007
Pro forma net revenue	$1,555.5	$1,426.2
Reported net revenue	1,530.1	1,396.8

Pro forma net loss	(26.2)	(22.5)
Pro forma net loss per share
Basic	(0.12)	(0.11)
Diluted	(0.12)	(0.11)

Reported net loss	(21.7)	(26.3)
Reported net loss per share
Basic	(0.10)	(0.12)
Diluted	(0.10)	(0.12)

The unaudited, pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the merger had taken place at the beginning of each of the periods presented.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Westover Scientific Inc. (“Westover”)

In January 2008, the Company purchased Westover’s Fiber Optic Division for approximately $51.5 million in cash, including $0.8 million of direct transaction costs incurred in connection with the acquisition. The Company also agreed to acquire the tangible assets of Westover’s related party contract manufacturer Fuzhou Chenpo Optical Instrument Co. Ltd.

The fiber division of Westover is a leading provider of fiber optic inspection and cleaning solutions. Westover’s products complement JDSU’s existing fiber field and lab and production test portfolio and is included in the Communications Test and Measurement segment.

The transaction was accounted for as a purchase in accordance with FAS 141, therefore, the tangible assets acquired were recorded at fair value on the acquisition date. The preliminary allocation of the purchase price was based, in part, upon a valuation, and the estimates and assumptions used therein are subject to changes.

The purchase price was allocated on a preliminary basis as follows (in millions):

Net tangible assets acquired	$15
Intangible assets acquired:
Developed technology	21.7
Customer relationships	2.0
Other	0.5
Goodwill	25.8

Total purchase price	$51.5

The following table summarizes the components of the tangible assets acquired at fair value (in millions):

Inventories	$1.6
Property and equipment	0.1
Other assets and liabilities, net	(0.2)

Net tangible assets acquired	$1.5

The acquired intangible assets are being amortized over their estimated useful lives, which are presented in the table below:

Developed technology	6-12 years
Customer relationships	1-3 years
Trademark	5 years
Customer backlog	0.5 years

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Fiscal 2007 Acquisitions

Innocor Ltd.

In May 2007, the Company purchased Innocor Ltd. (“Innocor”) for $19.4 million in cash, including $0.3 million of direct transaction costs incurred in connection with the acquisition. In addition, JDSU was obligated to pay contingent cash consideration of up to approximately $4.0 million if certain revenue targets were achieved during the thirteen months from acquisition date through fiscal year end 2008. As the revenue targets were met within the time frame specified, the additional consideration of $4.0 million was accrued for during fiscal 2008 and increased the recorded value of goodwill.

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

The former shareholders of Innocor made certain representations and warranties to the Company and agreed to indemnify the Company against damages which might arise from a breach of those undertakings. The cash consideration retained as security for their indemnification obligation of approximately $2.1 million was released in May 2008.

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Picolight’s results of operations have been included in the Company’s consolidated financial statements subsequent to the date of acquisition. The financial information in the table below summarizes the combined results of operations of the Company and Picolight, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented:

	Years Ended
(in millions, except per share data)	June 28, 2008	June 30, 2007
Pro forma net revenue	$1,570.5	$1,437.2
Reported net revenue	1,530.1	1,396.8

Pro forma net loss	(33.6)	(38.2)
Pro forma net loss per share—basic and diluted	(0.15)	(0.18)

Reported net loss	(21.7)	(26.3)
Reported net loss per share—basic and diluted	(0.10)	(0.12)

The unaudited, pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the merger had taken place at the beginning of each of the periods presented.

The former shareholders of Picolight made certain representations and warranties to the Company and agreed to indemnify the Company against damages which might arise from a breach of those undertakings. The share consideration retained as security for their indemnification obligation of approximately 1.0 million shares was released in June 2008.

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

A portion of the purchase price was allocated to developed product technology, which included products that were already technologically feasible. Casabyte’s developed product technology enables mobile service providers to actively monitor and improve the quality of service delivered to customers. The Income Approach, which is based on the premise that the value of an asset is the present value of its future earning capacity, was the primary valuation technique employed. A discount rate of 13.5% was applied to developed product technology.

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Test-Um is a provider of portable test, talk and trace products for datacom and communications networks. The acquisition establishes JDSU as a leader in the growing market for home and enterprise network testing. Test-Um is a provider of high-quality, low cost instruments which are used in the field to troubleshoot, test, map and certify various types of networks. Test-Um is included in JDSU’s Communications Test and Measurement segment.

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Agility Communications, Inc.

In November 2005, the Company purchased Agility Communications, Inc. (“Agility”) for approximately 2.8 million shares of the Company’s common stock with a market value of $54.1 million at the measurement date and $10.7 million in cash, including $0.5 million of direct transaction costs incurred in connection with the acquisition. Prior to the acquisition, the Company had invested $3.0 million in Agility’s convertible preferred stock.

Agility is a leading provider of widely tunable laser solutions for optical networks. Tunable lasers simplify the deployment of high-speed metro and long-haul networks and help enable the delivery of next-generation services. The acquisition further expanded the Company’s product offerings to service providers for their agile networks. The transaction was accounted for as a purchase in accordance with SFAS 141; therefore, the net tangible assets acquired were recorded at fair value on the acquisition date.

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Developed product technology, which includes products that were already technologically feasible, was primarily comprised of a portfolio of tunable lasers, transmitters and transponders.

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

Goodwill, which represents the excess of the purchase price over the fair value of tangible and identified intangible assets acquired reflects the competitive advantages the Company expected to realize from incorporating Agility’s technologies into existing product lines and developing new markets. Goodwill has been assigned to the Optical Communications segment and is not expected to be deductible for tax purposes.

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Acterna Inc.

In August 2005, the Company purchased Acterna Inc. (“Acterna”) for approximately 25.1 million shares of the Company’s common stock with a market value of $304.7 million at the measurement date and $459.3 million in cash, including $10.0 million of direct transaction costs incurred in connection with the acquisition.

Acterna is a worldwide provider of broadband and optical test and measurement solutions for telecommunications and cable service providers and network equipment manufacturers. The acquisition expanded the Company’s portfolio of IP-based data, voice and video products and services over long haul, metro, fiber-to-the-home, DSL and cable networks. The transaction was accounted for as a purchase in accordance with SFAS 141; therefore, the net tangible assets acquired were recorded at fair value on acquisition date.

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

Developmental projects that had not reached technological feasibility and had no future alternative uses were classified as IPR&D and expensed on the acquisition date. Efforts required to develop IPR&D into commercially viable products include the planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements. The principal projects at merger date were extensions of existing technologies for tools used to install, maintain and test optical and other communications networks. The Company incurred post-acquisition cost of approximately $22.2 million during fiscal 2006 for these projects. Additional investments of $8.0 million were made during fiscal 2007 to complete the projects.

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

The results of operations of Acterna have been included in the Company’s consolidated financial statements subsequent to the date of acquisition. The financial information in the table below summarizes the combined results of operations of the Company and Acterna, on a pro forma basis, as though the companies had been combined as of the beginning of the year ended:

(in millions, except per share data)	July 1, 2006
Pro forma net revenue	$1,230.3
Reported net revenue	1,204.3

Pro forma net loss	(189.6)
Pro forma net loss per share—basic and diluted	(0.88)

Reported net loss	(151.2)
Reported net loss per share—basic and diluted	(0.73)

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the merger had taken place at the beginning of the period presented.

Note 4. Balance Sheet and Other Details

Accounts Receivable Reserves and Allowances

The components of account receivable reserves and allowances were as follows (in millions):

	Years Ended
	June 28, 2008	June 30, 2007
Allowance for doubtful accounts	$4.7	$4.8
Allowance for sales returns and other	0.3	0.6

Total accounts receivable reserves and allowances	$5.0	$5.4

The activities and balances for allowance for doubtful accounts are as follows (in millions):

	Balance at Beginning of Period	Charged to Costs and Expenses	Deduction(1)	Balance at End of Period
Allowance for doubtful accounts:
Year ended June 28, 2008	$4.8	$0.3	$(0.4)	$4.7
Year ended June 30, 2007	5.2	0.8	(1.2)	4.8
Year ended July 1, 2006	3.0	3.0	(0.8)	5.2

(1)	Write-offs of uncollectible accounts, net of recoveries.

Inventories

Inventories are stated at the lower of cost or market, and include material, labor, and manufacturing overhead costs. The components of inventories were as follows (in millions):

	Years Ended
	June 28, 2008	June 30, 2007
Deferred cost of sales	$14.5	$8.3
Finished goods	51.6	51.7
Work in process	56.3	67.8
Raw materials and purchased parts	66.5	76.5

Total inventories	$188.9	$204.3

During fiscal 2008, 2007, and 2006, the Company recorded write-downs of inventories of $24.6 million, $40.0 million, and $35.9 million, respectively.

The Company also sold previously written-down inventories of $17.2 million, $17.5 million, and $27.6 million during fiscal 2008, 2007, and 2006, respectively. In addition, the Company has an active scrap program and typically disposes of inventory that has been written down through the use of scrap dealers or physical disposal/destruction. During fiscal 2008, 2007, and 2006, the Company scrapped $31.2 million, $33.9 million, and $47.7 million of fully reserved inventory, respectively.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Property, Plant and Equipment, Net

The components of property, plant and equipment, net were as follows (in millions):

	Years Ended
	June 28, 2008	June 30, 2007
Land	$17.3	$17.0
Buildings and improvements	42.5	37.5
Machinery and equipment	298.6	277.0
Furniture, fixtures, software and office equipment	118.1	99.9
Leasehold improvements	61.8	51.1
Construction in progress	32.0	19.9

	570.3	502.4
Less: Accumulated depreciation	(357.1)	(291.9)

Property, plant and equipment, net	$213.2	$210.5

At June 28, 2008, property, plant and equipment, net included $25.4 million in land and buildings related to the Santa Rosa sale and leaseback transactions accounted for under the financing method. See “Note 5. Financing Obligation” for more detail. At June 28, 2008, the Company had capitalized approximately $9.0 million of costs incurred for the Oracle software upgrade, in accordance with SOP 98-1.

During fiscal 2008, 2007, and 2006, the Company recorded $65.2 million, $61.4 million, and $57.4 million, respectively, of depreciation expense.

During fiscal 2008, 2007, and 2006, the Company recorded $3.6 million, $5.3 million, and $3.1 million, respectively, of impairments in the carrying value of property, plant and equipment primarily as a result of impairment analyses or the write-off of disposed fixed assets, excluding asset write-downs associated with restructuring activities. See “Note 9. Impairment of Other Long-Lived Assets” for more detail.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Current Assets

The components of other current assets were as follows (in millions):

	Years Ended
	June 28, 2008	June 30, 2007
Prepaid assets	$18.4	$15.9
Deferred income tax	1.0	1.1
Receivables from Fabrinet	2.3	2.5
Other receivables	21.0	18.1
Other current assets	7.3	7.2

Total other current assets	$50.0	$44.8

Other Non-Current Assets

The components of other non-current assets were as follows (in millions):

	Years Ended
	June 28, 2008	June 30, 2007
Deposits	$4.6	$4.8
Deferred financing costs	5.1	6.8
Other	12.6	10.8

Total other non-current assets	$22.3	$22.4

Other Current Liabilities

The components of other current liabilities were as follows (in millions):

	Years Ended
	June 28, 2008	June 30, 2007
Deferred revenue	$35.7	$29.0
Acquisition holdbacks and other related liabilities	6.0	7.7
Deferred compensation plan	6.8	8.2
VAT liabilities	6.8	4.0
Accrued expenses	85.4	53.8
Current portion of pension accrual	5.3	4.9
Other	5.0	4.7

Total other current liabilities	$151.0	$112.3

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Non-Current Liabilities

The components of other non-current liabilities were as follows (in millions):

	Years Ended
	June 28, 2008	June 30, 2007
Pension accrual and post retirement benefits	$81.4	$82.6
Deferred taxes	22.3	19.9
Restructuring accrual	5.8	6.6
Financing Obligation	31.4	—
Non-current income taxes payable	35.5	—
Asset retirement obligations	11.9	9.5
Other	30.0	15.3

Total other non-current liabilities	$218.3	$133.9

Interest and other income (loss)

The components of interest and other income were as follows (in millions):

	Years Ended
	June 28, 2008	June 30, 2007	July 1, 2006
Interest income	$48.1	$57.6	$30.9
Foreign exchange gains (losses), net	2.7	6.9	(2.6)
Proceeds from settlement of held-to-maturity debt security	—	5.1	—
Proceeds from Nortel class action settlement (1)	61.6	—	—
Gains on repurchase of Convertible Notes	11.1	6.3	—
Gain (loss) on equity investments	1.2	—	(0.3)
Reduction in fair value of investments	—	(0.2)	(4.2)
Other income (expense)	(4.6)	(2.7)	3.2

Total interest and other income	$120.1	$73.0	$27.0

(1)	In February 2001, the Company received approximately 65.7 million shares of Nortel Networks Corporation (“Nortel”) common stock in connection with the sale of its Zurich, Switzerland subsidiary to Nortel. Beginning in February 2001 Nortel has been involved with two class action lawsuits on behalf of persons who purchased Common Shares or call options on Common Shares or wrote (sold) put options on Common Shares during the period from October 24, 2000 through February 15, 2001 (“Nortel I Action”) in which the Company was an eligible class member, and on behalf of persons who purchased Common Shares or call options on Common Shares or wrote (sold) put options on Common Shares during the period from April 24, 2003 through April 27, 2004 (“Nortel II Action”). The Company began selling its Nortel common stock in 2001 and had sold all of its holdings by July 2005.

In December 2007, the Company was notified by the settlement administrator that its Proof of Claim and Release submitted in relation to the case had been accepted. The distribution of cash and common shares to participants in the settlement was approved by the U.S. District Court for the Southern District of New York, the Ontario Superior Court, the Quebec Superior Court and the British Columbia Supreme Court in March and April of 2008. As a result, the Company received approximately $37.6 million in cash and 2,901,372 shares of Nortel common stock with a market value of approximately $24.6 million during the fourth quarter of fiscal year 2008. The shares were sold on the open market in the same quarter for approximately $24.0 million (net of commission) in cash.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The guarantee of up to $3.8 million was accounted for in accordance with FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The present value of the guarantee approximates the liability of $1.3 million which was included in Other non-current liabilities as of June 28, 2008.

As of June 28, 2008, $0.5 million was included in Other current liabilities, and $31.4 million was included in Other non-current liabilities.

As of June 28, 2008, future minimum financing payments during the initial term of the various leases are as follows (in millions):

Fiscal Years
2009	$2.6
2010	2.6
2011	2.7
2012	2.8
2013	2.6
Thereafter	11.4

Total	$24.7

The lease payments due under the agreement reset to fair market rental rates upon the Company’s execution of the renewal options.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6. Investments

Available-For-Sale Investments

The Company’s investments in marketable debt and equity securities were primarily classified as available-for-sale investments.

At June 28, 2008, the Company’s available-for-sale investments were as follows (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt investments:
U.S. Treasuries & agencies	$178.6	$0.5	$(0.3)	$178.8
Municipal bonds & sovereign debt instruments	4.8	—	—	4.8
Asset-backed securities	163.7	1.0	(2.3)	162.4
Corporate securities	309.6	0.8	(0.7)	309.7

Total debt investments	656.7	2.3	(3.3)	655.7
Money market instruments and funds	189.5	—	—	189.5
Marketable equity investments	0.1	—	—	0.1

Total available-for-sale investments	$846.3	$2.3	$(3.3)	$845.3

The Company considers the impairments to its available-for-sale debt investments to not be other-than-temporary because the declines in fair value of the securities have been caused primarily by changes in credit spreads and market interest rates. Virtually all of the debt securities held are investment grade and the Company believes they will recover in value while they are held to maturity. When evaluating investments for other-than-temporary impairment, the Company reviews factors such as the length of time the fair value has been below amortized cost, the cause and extent of the decline in fair value, the financial condition of the issuer and the Company’s ability and intent to hold the investment to maturity or for a period of time sufficient for anticipated recovery in market value. Of the total estimated fair value, $224.7 million was classified as cash and cash equivalents and restricted cash, $601.2 million was classified as short-term investment and $12.5 million was classified as long-term investments. An additional $6.8 million of short-term investments representing assets of a deferred compensation plan were classified as trading securities.

At June 28, 2008, the Company’s gross unrealized losses on available-for-sale investments, aggregated by type of investment instrument were as follows (in millions):

	Less than 12 Months	Greater than 12 Months	Total
U.S. Treasuries & agencies	$0.3	$—	$0.3
Asset-backed securities	0.6	1.7	2.3
Corporate securities	0.5	0.2	0.7

Total gross unrealized losses	$1.4	$1.9	$3.3

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At June 28, 2008, the Company’s short-term investments classified as trading assets were as follows (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt investments	$0.8	$—	$(0.2)	$0.6
Money market instruments and funds	0.6	—	—	0.6
Marketable equity investments	4.8	0.8	—	5.6

Total trading assets classified as short-term investments	$6.2	$0.8	$(0.2)	$6.8

At June 28, 2008, contractual maturities of the Company’s debt investments from available-for-sale investments and trading assets were as follows (in millions):

	Amortized Cost	Estimated Fair Value
Amounts maturing in less than 1 year	$343.3	$343.1
Amounts maturing in 1 – 5 years	293.3	293.7
Amounts maturing more than 5 years	21.1	19.4

Total debt investments	$657.7	$656.2

At June 30, 2007, the Company’s available-for-sale investments were as follows (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt investments:
U.S. Treasuries & agencies	$125.3	$—	$(0.3)	$125.0
Asset-backed securities	215.1	0.1	(0.2)	215.0
Corporate securities	523.2	—	(0.6)	522.6

Total debt investments	863.6	0.1	(1.1)	862.6
Money market instruments and funds	271.3	—	—	271.3
Marketable equity investments	0.3	0.3	—	0.6

Total available-for-sale investments	$1,135.2	$0.4	$(1.1)	$1,134.5

Of the total estimated fair value, $372.8 million was classified as cash and cash equivalents and restricted cash and $761.7 million was classified as short-term investments. An additional $8.2 million of short-term investments representing assets of a deferred compensation plan were classified as trading securities.

At June 30, 2007, the Company’s gross unrealized losses on short-term investments, aggregated by type of investment instrument were as follows (in millions):

	Less than 12 Months	Greater than 12 Months	Total
U.S. Treasuries & agencies	$0.1	$0.2	$0.3
Asset-backed securities	0.2	—	0.2
Corporate securities	0.5	0.1	0.6

Total gross unrealized losses	$0.8	$0.3	$1.1

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

At June 30, 2007, contractual maturities of the Company’s debt investments from available for sale investments and trading assets were as follows (in millions):

	Amortized Cost	Estimated Fair Value
Amounts maturing in less than 1 year	$434.3	$434.1
Amounts maturing in 1 – 5 years	401.8	401.2
Amounts maturing more than 5 years	28.0	28.0

Total debt investments	$864.1	$863.3

Marketable Equity Investments

During fiscal 2008, we recorded net gains on sale of investments of $2.4 million primarily due to the sale of fixed income securities for a net gain of $1.0 million and the sale of equity investments in BaySpec, Inc. (“BaySpec”) and Nufern, Inc. (“Nufern”) for net gains of $0.5 million and $0.5 million, respectively. These equity investments had a combined carrying value of zero at June 30, 2007. The fair value of our marketable equity securities at June 28, 2008 was approximately $0.1 million.

Long-Term Investments

The components of the Company’s long-term investment were as follows (in millions):

	Years Ended
	June 28, 2008	June 30, 2007
Available-for-sale debt securities	$12.5	$—
Non-marketable cost method investments	11.5	2.5
Non-marketable equity method investments	1.6	0.6

Total long-term investments	$25.6	$3.1

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7. Goodwill

Goodwill

The following table presents the changes in goodwill allocated to the reportable segments (in millions):

	Optical Communications	Communications Test & Measurement	Advanced Optical Technologies	All Other, Commercial Lasers	Total
Balance as of July 1, 2006	$175.8	$420.2	$28.9	$31.8	$656.7
Acquisitions (*):
Picolight	27.6	—	—	—	27.6
Casabyte	—	11.2	—	—	11.2
Innocor	—	2.9	—	—	2.9
Translation adjustment	—	13.9	—	—	13.9
Other purchase price adjustment (*)	(1.5)	(0.8)	—	—	(2.3)

Balance as of June 30, 2007	201.9	447.4	28.9	31.8	710.0
Acquisitions (*):
ABNH	—	—	65.9	—	65.9
Westover	—	25.8	—	—	25.8
SFAS No. 142 impairment charges	—	(12.5)	(24.5)	—	(37.0)
Purchase price adjustment related to the achievement of milestones (*)	—	4.0	—	—	4.0
Translation adjustment	—	28.3	—	—	28.3
Other purchase price adjustment	—	1.2	(2.0)	—	(0.8)

Balance as of June 28, 2008	$201.9	$494.2	$68.3	$31.8	$796.2

*	See “Note 3. Mergers and Acquisitions” of the Notes to Consolidated Financial Statements for detail.

Impairment of Goodwill

Fiscal 2008:

Under the first step of the SFAS 142 analysis, the fair value of the reporting units was determined based on the income approach, which estimates the fair value based on the future discounted cash flows. Under the income approach, the Company assumed a cash flow period of 10 years, long-term annual growth rates of 5% to 19%, a discount rate of 12.9% to 16.1% and terminal value growth rates of 4% to 6%. Based on the first step of the analysis, the Company determined that the carrying amount of its da Vinci and Authentication Solutions reporting units within the Communications Test and Measurement and AOT segments, respectively, were in excess of their fair value. As such, the Company was required to perform the second step analysis on those reporting units to determine the amount of the impairment loss.

As the result of the annual impairment test, the Company recorded a $12.5 million goodwill impairment related to the da Vinci reporting unit within the Communications Test and Measurement segment. The impairment for da Vinci was the result of delayed product introduction and acceptance of next generation color and image enhancement products. See “Note 8 Other Intangibles” for details regarding the impairment of intangibles for da Vinci.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company also recorded a $24.5 million goodwill impairment related to the Authentication Solution Group (“ASG”) (formerly ABNH, the business we acquired in February 2008) reporting unit within the Advanced Optical Technologies segment. The ASG impairment was the result of a significant decrease in the short term expected demand for transaction card products due to trouble in the U.S. Banking industry, combined with the expectation that long term revenue generated from the sale of holograms, especially for use in credit cards, would not be as high as expected at the time of the ABNH acquisition.

Fiscal 2007:

Under the first step of the SFAS 142 analysis, the fair value of the reporting units was determined based on the income approach, which estimates the fair value based on the future discounted cash flows. Under the income approach, the Company assumed a cash flow period of 10 years, long-term annual growth rates of -12% to 16%, a discount rate of 12% to 16% and terminal value growth rates of 4% to 6%. Based on the first step of the analysis, the Company determined that the fair value of each reporting unit is above its carrying amount. As such, the Company was not required to perform the second step analysis on any reporting unit to determine the amount of the impairment loss. The Company recorded no impairment charge in accordance with its annual impairment test.

Fiscal 2006:

Under the first step of the SFAS 142 analysis, the fair value of the reporting units was determined based on the income approach, which estimates the fair value based on the future discounted cash flows. Under the income approach, the Company assumed a cash flow period of 10 years, long-term annual growth rates of -17% to 12%, a discount rate of 13% to 15% and terminal value growth rates of 4% to 6%. Based on the first step of the analysis, the Company determined that the carrying amount of its da Vinci reporting unit within the Communications Test and Measurement segment was in excess of its fair value. As such, the Company was required to perform the second step analysis on that reporting unit to determine the amount of the impairment loss. The Company recorded a $22.4 million impairment charge related to the da Vinci reporting unit in accordance with SFAS 142 in accordance with its annual impairment test. The impairment was the result of delayed product introduction and acceptance of next generation color and image enhancement products.

Note 8. Other Intangibles

The following tables present details of the Company’s other intangibles (in millions):

As of June 28, 2008:	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$460.3	$(190.5)	$269.8
Other	265.8	(119.5)	146.3

Total intangibles	$726.1	$(310.0)	$416.1

As of June 30, 2007:	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$442.6	$(143.0)	$299.6
Other	193.0	(81.1)	111.9

Total intangibles	$635.6	$(224.1)	$411.5

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other intangibles consists of patents, trademarks, trade names, proprietary know-how and trade secrets, assembled workforce, customer and secure government relationships, customer backlog, and non-competition agreements.

During fiscal 2008, 2007, and 2006, the Company recorded $83.3 million, $67.0 million, and $60.8 million, respectively, of amortization of other intangibles. The following table presents details of the Company’s amortization of other intangibles (in millions):

	Years Ended
	June 28, 2008	June 30, 2007	July 1, 2006
Cost of sales	$53.3	$40.2	$36.4
Operating expense	30.0	26.8	24.4

Total	$83.3	$67.0	$60.8

During fiscal 2008, the Company recorded $8.4 million of impairments in the carrying value of other intangibles as a result of impairment analyses performed in accordance with SFAS 144. During fiscal 2007 and 2006 there were no impairments in the carrying value of other intangibles. See “Note 9. Impairment of Other Long-Lived Assets” for more detail.

Based on the carrying amount of other intangibles as of June 28, 2008, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Years Ended June 28,
2009	$74.6
2010	70.0
2011	66.9
2012	64.8
2013	48.9
Thereafter	90.9

Total amortization	$416.1

Note 9. Impairment of Other Long-Lived Assets

During fiscal 2008, 2007 and 2006, the Company recorded $10.7 million, $7.8 million and $5.6 million, respectively, of impairments in the carrying value of its long-lived assets in accordance with SFAS 144. The carrying values of assets held for sale at June 28, 2008 and June 30, 2007 were zero and zero, respectively. The following table summarizes the components of the impairments of other long-lived assets (in millions):

	Years Ended
	June 28, 2008	June 30, 2007	July 1, 2006
Impairments of other long-lived assets:
Assets held and used	$8.8	$0.8	$3.0
Assets held for sale	—	0.7	0.1
(Gain)/loss on the sale of assets	(1.4)	1.7	2.5
Long-lived assets to be disposed of other than sale	3.3	4.6	—

Total impairments of other long-lived assets	$10.7	$7.8	$5.6

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal 2008

Assets Held and Used

During fiscal year 2008, the Company recorded an impairment charge of $0.4 million for certain assets related to the Company’s Santa Rosa, California facility and $8.4 million for certain intangible assets related to its da Vinci business. The $8.4 million consists of $4.0 million and $4.4 million recorded in cost of sales and operating expenses, respectively.

Sale of Assets

During fiscal year 2008, the Company recorded a gain of $1.4 million for the sale and disposal of assets.

Assets to be Disposed of Other Than Sale

During fiscal year 2008, the Company recorded a loss of $3.3 million for the disposal of assets related to Singapore and Ottawa facilities.

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 10. Convertible Debt and Letters of Credit

The following table presents details of the Company’s long-term debt as of June 28, 2008 and June 30, 2007 (in millions):

	Years Ended
	June 28, 2008	June 30, 2007
1% senior convertible notes	$425.0	$425.0
Zero coupon senior convertible notes	83.0	383.0

Total convertible debt	508.0	808.0
Less: current portion	(83.0)	—

Total long-term debt	$425.0	$808.0

Based on quoted market prices, as of June 28, 2008 and June 30, 2007, the fair market value of the 1% Senior Convertible Notes was approximately $334.9 million and $347.8 million, respectively, and the fair market value of the Zero Coupon Senior Convertible Notes was approximately $80.8 million and $354.6 million, respectively. Changes in fair market value reflect both the change in the market price of the notes and the impact of the partial repurchase of the Zero Coupon Senior Convertible Notes during fiscal year 2008.

The Company was in compliance with all debt covenants as of June 28, 2008.

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company has considered the guidance in Emerging Issues Task Force (“EITF”) Abstract No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“EITF 98-5”), and has determined that the notes do not contain a beneficial conversion feature as the fair value of the Company’s common stock on the date of issuance was less than the initial conversion price. The notes contain two embedded derivatives; a contingent interest provision, which expired

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

upon the filing of a registration statement on December 7, 2006, and a bond parity clause. The remaining embedded derivative, the bond parity clause, had a zero fair value as of June 28, 2008. The Company will be re-measuring the embedded derivatives each reporting period, as applicable and changes in fair value will be reported in the Consolidated Statements of Operations.

The $9.1 million of costs incurred in connection with the issuance of the notes were capitalized and are being amortized to interest expense on a straight-line basis for seven years which approximates the charge using the effective interest method. As of June 28, 2008, the unamortized portion of the issuance costs related to the notes was $6.4 million and is included in “Other current assets” and “Other non-current assets” on the Consolidated Balance Sheets.

Zero Coupon Senior Convertible Notes

On October 31, 2003, the Company completed the sale of $475.0 million aggregate principal amount of Zero Coupon Senior Convertible Notes due in 2010. The notes were issued for cash consideration in a private placement to the initial purchasers, Morgan Stanley & Co. Incorporated, Goldman Sachs & Co., and CIBC World Markets Corp. The initial purchasers resold the notes to qualified institutional investors in accordance with Rule 144A under the Securities Act of 1933, as amended. Proceeds from the notes amounted to $462.3 million after issuance costs. The notes do not bear interest and are convertible into the Company’s common stock at a conversion price of $39.52 per share. Each $1,000 principal amount is initially convertible into 25.3036 shares of the Company’s common stock upon the satisfaction of certain conditions. Therefore, at issuance the notes were convertible in the aggregate into approximately 12.0 million shares of common stock. The Company has the right to redeem the notes beginning November 15, 2008. Holders of the notes may require the Company to repurchase the notes on November 15, 2008. In addition, under certain circumstances holders may require the Company to convert the notes into shares of the Company’s common stock, if the closing sale price of its common stock exceeds 110% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. Conditions required to trigger this conversion right have not occurred. As of June 28, 2008, the zero coupon convertible notes are classified as current based on the Company’s expectation that they will be retired within one year.

During fiscal 2008, the Company repurchased $300.0 million aggregate principal amount of the Notes for $287.4 million in cash. In connection with the repurchase, a gain of $12.6 million was recognized in interest and other income (loss), offset by the write-off of $0.8 million of debt issuance costs. After giving effect to the repurchase, the total amount of Zero Coupon Senior Convertible Notes outstanding as of June 28, 2008 was $83.0 million. The repurchase effectively reduced the number of conversion shares potentially issuable in relation to the Zero Coupon Notes by approximately 7.6 million from 9.7 million to 2.1 million.

The $12.7 million of costs incurred in connection with issuance of the notes were capitalized and are being amortized to interest expense on a straight-line basis over five years. As of June 28, 2008, the remaining unamortized issuance costs related to the outstanding notes was $0.1 million, which is included in “Other current assets” on the Consolidated Balance Sheets.

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Outstanding Letters of Credit

As of June 28, 2008, the Company had 13 standby letters of credit totalling $16.2 million.

Note 11. Restructuring

The Company continues to take advantage of opportunities to further reduce costs through targeted, customer-driven restructuring events intended to consolidate the Company and rationalize the manufacture of its products based on core competencies and cost efficiencies. As of June 28, 2008 the Company’s total restructuring accrual was $11.5 million.

During fiscal 2008, the Company recorded $6.7 million in restructuring charges which included $6.2 million for severance and benefits, $0.2 million for manufacturing transfer cost and $0.3 million for lease costs for additional restructured space. These charges were primarily related to the further consolidation of the Company’s manufacturing operations. This further consolidation will account for the termination of 159 employees—114 in North America, 29 in Asia, 15 in Europe and 1 in Latin America. Of these reductions to headcount, 95 were in manufacturing, 25 in research and development and 39 in sales, general and administration functions. As of June 28, 2008, 141 of these employees have been terminated. Payments related to severance and benefits are expected to be paid off by the third quarter of fiscal 2013 and payments related to lease costs are expected to be paid by the fourth quarter of fiscal 2012. In addition during fiscal 2008, the Company also recorded a lease exit charge, net of assumed sub-lease income, of $5.4 million related to the Ottawa facility that was included in selling, general and administrative expenses. The payments related to these lease costs are expected to be paid by the third quarter of fiscal 2018.

During fiscal 2007, the Company recorded $14.7 million in restructuring charges which included $5.6 million for severance and benefits, $11.2 million for manufacturing transfer cost, and $(2.1) million for lease costs which include $(2.5) million gain on the settlement of lease obligations, $0.6 million for additional restructured space, and $(0.2) million to adjust accruals on previously restructured leases. These charges were primarily related to the further consolidation of the Company’s manufacturing operations. This further consolidation will account for the termination of 241 employees—237 in North America and 4 in Asia. Of these reductions to headcount, 182 were in manufacturing, 41 in research and development and 18 in sales, general and administration functions. As of June 28, 2008, 185 of these employees have been terminated. In the third quarter of fiscal 2008, the Company decided that 52 employees located in North America would not be terminated, and as a result, a restructuring accrual of $0.1 million was reversed. Payments related to severance and benefits are expected to be paid off by the second quarter of fiscal 2009 and payments related to lease costs are expected to be paid by the first quarter of fiscal 2014.

During fiscal 2006, the Company recorded $35.0 million in restructuring charges which included $15.2 million for severance and benefits, $9.0 million for manufacturing transfer costs, $5.8 million in lease termination costs and $5.0 million to adjust accruals on previously restructured leases. These charges were primarily related to the further consolidation of the Company’s manufacturing operations and the transfer of such operations to other Company facilities and to the facilities of contract manufacturing partners and the relocation of the Company’s executive offices to accommodate the future needs of the organization. These events will account for the termination of 921 employees: 894 in North America and 27 in Europe. Of these reductions to headcount, 770 were in manufacturing, 84 in research and development and 67 in sales, general and administration functions. As of June 28, 2008, 905 of these employees have been terminated. Payments related to severance and benefits are expected to be paid off by the first quarter of fiscal 2009.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the various restructuring plans (in millions):

	Workforce Reduction	Facilities and Equipment	Lease Costs	Total	Other Lease Exit Costs
Accrual balance as of July 2, 2005	$6.8	$—	$39.4	$46.2	$—
Restructuring charges	15.2	9.0	10.8	35.0	—
Cash payments	(13.1)	(9.0)	(24.5)	(46.6)	—
Amount charged to goodwill	1.3	—	—	1.3	—

Accrual balance as of July 1, 2006	10.2	—	25.7	35.9	—
Restructuring charges	5.6	11.2	(2.1)	14.7	—
Adjustment from non-restructuring accounts	0.3	—	0.1	0.4	—
Cash payments	(12.0)	(11.2)	(14.6)	(37.8)	—
Amount charged to goodwill	0.3	—	—	0.3	—

Accrual balance as of June 30, 2007	4.4	—	9.1	13.5	—
Restructuring charges	6.2	0.2	0.3	6.7	—
Adjustment from non-restructuring accounts	—	—	—	—	5.4
Cash payments	(6.5)	(0.2)	(2.3)	(9.0)	—
Amount charged to goodwill	0.3	—	—	0.3	0.6

Accrual balance as of June 28, 2008	$4.4	$—	$7.1	$11.5	$6.0

The total restructuring accrual is disclosed in the Company’s Consolidated Balance Sheets as follows (in millions):

	Years Ended
	June 28, 2008	June 30, 2007
Current	$5.7	$6.9
Non-current	5.8	6.6

Total	$11.5	$13.5

The non-current portion of the restructuring accrual is included as a component of “Other non-current liabilities” in the Company’s Consolidated Balance Sheets. In addition, restructuring expenses are not allocated to the reporting segments level.

Other lease exit costs are included in other liabilities as follows (in millions):

	Years Ended
	June 28, 2008	June 30, 2007
Current	$0.3	$—
Non-current	5.7	—

Total	$6.0	$—

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12. Income Taxes

The Company’s income (loss) before income taxes consisted of the following (in millions):

	Years Ended
	June 28, 2008	June 30, 2007	July 1, 2006
Domestic	$(13.8)	$(22.7)	$(121.9)
Foreign	(5.5)	(1.6)	(29.7)

Loss before income taxes	$(19.3)	$(24.3)	$(151.6)

The Company’s income tax expense (benefit) consisted of the following (in millions):

	Years Ended
	June 28, 2008	June 30, 2007	July 1, 2006
Federal:
Current	$—	$(0.4)	$(9.8)
Deferred	0.8	0.6	3.7

	0.8	0.2	(6.1)

State:
Current	1.0	1.2	0.5
Deferred	(0.9)	(1.2)	0.7

	0.1	—	1.2

Foreign:
Current	0.4	7.7	6.4
Deferred	1.1	(5.9)	(1.9)

	1.5	1.8	4.5

Total income tax expense (benefit)	$2.4	$2.0	$(0.4)

The federal deferred tax expense primarily relates to the tax amortization of goodwill for which no financial statement amortization has occurred in accordance with SFAS 142. The state deferred tax benefit primarily relates to a favorable IRS ruling to treat one of the Company’s subsidiaries as a disregarded entity. The foreign current expense primarily relates to the Company’s profitable operations in certain foreign jurisdictions offset by the recognition of $8.7 million of uncertain tax benefits relating to the expiration of a statute of limitations in a non-U.S. jurisdiction and the recognition of a net $1.0 million of foreign jurisdiction research tax credits. The foreign deferred tax expense primarily relates to the establishment of a $2.7 million valuation allowance against foreign deferred tax assets, which is offset by a deferred tax benefit resulting from the amortization of foreign intangibles under SFAS 142.

During fiscal year 2008, China adopted transitional rules regarding the 2007 Unified Enterprise Income Tax Law which took effect on January 1, 2008. Pursuant to these transitional rules of the new law, an 18% statutory tax rate applies for the 2008 calendar year and adjusts up each year until calendar year 2012 when it hits a 25% statutory rate. The measurement of the Company’s deferred taxes in China has been calculated taking into account the new transition rules.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There was no material tax benefit associated with exercise of stock options for the fiscal years ended June 28, 2008, June 30, 2007 and July 1, 2006.

A reconciliation of the Company’s income tax expense (benefit) at the federal statutory rate to the income tax expense (benefit) at the effective tax rate is as follows (in millions):

	Years Ended
	June 28, 2008	June 30, 2007	July 1, 2006
Income tax benefit computed at federal statutory rate	$(6.7)	$(8.5)	$(53.0)
Foreign rate differential	(1.1)	(5.4)	5.5
Reduction of goodwill	—	—	7.8
Valuation allowance	12.3	19.9	47.0
Non-cash tax expense on marketable securities	—	—	3.6
Reversal of previously accrued taxes	(4.1)	(2.8)	(10.3)
China tax rate change	—	(2.7)	—
Withholding tax	2.7	—	—
Tax credits	(1.0)	—	—
Other	0.3	1.5	(1.0)

Income tax expense (benefit)	$2.4	$2.0	$(0.4)

The components of the Company’s net deferred taxes consisted of the following (in millions):

	Years Ended
	June 28, 2008	June 30, 2007	July 1, 2006
Gross deferred tax assets:
Tax credit carryforwards	$156.6	$105.0	$93.1
Net operating loss carryforwards	2,311.2	2,393.0	2,223.6
Inventories	13.7	27.0	31.1
Accruals and reserves	26.5	21.9	17.3
Other	87.9	74.0	56.2
Acquisition-related items	205.8	227.0	288.0

Gross deferred tax assets	2,801.7	2,847.9	2,709.3
Valuation allowance	(2,652.5)	(2,677.9)	(2,587.7)

Deferred tax assets	149.2	170.0	121.6

Gross deferred tax liabilities:
Acquisition-related items	(145.7)	(165.9)	(134.2)
Undistributed foreign earnings	(19.6)	(17.9)	(11.7)
Other	(2.0)	(0.3)	—

Deferred tax liabilities	(167.3)	(184.1)	(145.9)

Total net deferred tax liabilities	$(18.1)	$(14.1)	$(24.3)

As of June 28, 2008, the Company had federal, state and foreign tax net operating loss carryforwards of $5,621.2 million, $137.4 million and $976.0 million, respectively, and federal, state and foreign research and other tax credit carryforwards of $61.9 million, $31.2 million and $65.6 million, respectively. Of this amount,

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximately $11.7 million when realized will get credited to additional paid-in-capital. The tax net operating loss and tax credit carryforwards will expire at various dates through 2028, if not utilized. Utilization of the tax net operating losses may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state and foreign provisions. Loss carryforward limitations may result in the expiration or reduced utilization of a portion of the Company’s net operating losses.

In fiscal 2005, the Company initiated a dividend plan to repatriate certain earnings from one of its subsidiaries in China. As of June 28, 2008, $19.5 million is expected to be repatriated with no additional tax expense. The remaining foreign earnings are considered to be indefinitely reinvested in non-U.S. operations. Cumulative undistributed earnings of the Company’s foreign subsidiaries for which no U.S. income taxes have been provided aggregated approximately $46.5 million at June 28, 2008 and $24.7 million at June 30, 2007. The Company estimates that no additional U.S. taxes would have to be provided if these earnings were repatriated back to the U.S.

The valuation allowance decreased by $25.4 million in fiscal 2008, increased by $90.2 million in fiscal 2007, and increased by $48.9 million in fiscal 2006. The decrease was primarily due to increase to deferred tax liabilities resulting from acquired intangibles which was partially offset by an increase in domestic and foreign tax net operating losses sustained during the fiscal year. Increases in the valuation allowance in fiscal 2007 were primarily due to increases as a result of domestic and foreign tax net operating losses sustained during the fiscal year, valuation allowances on acquired companies, which were partially offset by increases in acquisition related deferred tax liabilities, and changes to loss carryforwards resulting from tax audits. Increases in the valuation allowance in fiscal 2006 were primarily due to the increase in domestic and foreign tax net operating losses sustained during the fiscal year, and valuation allowances on acquired companies, which were partially offset by increases in acquisition related deferred tax liabilities.

Approximately $514.7 million of the valuation allowance as of June 28, 2008 was attributable to pre-fiscal 2006 windfall stock option deductions, the benefit of which will be credited to paid-in-capital if and when realized through a reduction in income tax payable. Beginning with fiscal year 2006, we began to track the windfall stock option deductions off balance sheet, as required by SFAS 123(R). If and when realized, the tax benefit associated with those deductions will be credited to additional paid-in-capital. Approximately $106.9 million of the valuation allowance as of June 28, 2008 and approximately $113.0 million of the valuation allowance as of June 30, 2007 was attributable to deferred tax assets that when realized, will first reduce unamortized goodwill, then other non-current intangible assets of acquired subsidiaries, and then income tax expense.

During fiscal 2007, China adopted a new Unified Enterprise Income Tax Law which took effect on January 1, 2008. Pursuant to the law, a new 25% statutory tax rate applies to most companies beginning January 1, 2008, subject to certain transitional rules and other potential special incentives. During fiscal year 2007, there were the uncertainties as to how the final transitional rules may impact phase-in of the new tax rate, the Company measured the increase in its deferred taxes assuming a prorated introduction of the new tax rate over a five year period which resulted in a $2.7 million net tax benefit.

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

income tax expense was recorded in accordance with Statement of Financial Accounting Standard No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”) and Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS 109”). The Company also provided $6.9 million of current tax expense for certain foreign and state jurisdictions.

The Company adopted FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement 109” (“FIN 48”) on July 1, 2007. As a result of the adoption of FIN 48, the Company had $76.4 million of liabilities for unrecognized tax benefits. The adoption resulted in a reclassification of certain tax liabilities in the amount of $40.6 million from current to non-current and no significant cumulative impact to the accumulated deficit.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

Balance at July 1, 2007	$76.4
Additions based on tax positions related to the current year	3.0
Additions based on tax positions related to the prior year	0.5
Reduction for lapse of statute of limitations	(8.0)

Balance at June 28, 2008	$71.9

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

Included in the balance of unrecognized tax benefits at June 28, 2008 are $3.1 million of tax benefits that, if recognized, would impact the effective tax rate. Also included in the balance of unrecognized tax benefits at June 28, 2008 are $9.7 million of tax benefits that, if recognized prior to July 1, 2009, would result in a decrease to goodwill recorded in purchase business combinations, and $59.0 million of tax benefits that, if recognized, would result in adjustments to the valuation allowance. During the year ended June 28, 2008, due to a statute of limitation expiration in a foreign jurisdiction, the Company recognized $8.0 million of unrecognized tax benefits and a corresponding adjustment to the valuation allowance. The impact on net loss reflects the liabilities for unrecognized tax benefits net of certain deferred tax assets and the federal tax benefit of state income tax items. One or more of the unrecognized tax benefits could be subject to a valuation allowance if and when recognized in a future period, which could impact the timing of any related effective tax rate benefit.

Upon adoption of FIN 48, the Company’s policy to recognize accrued interest and penalties related to unrecognized tax benefits within the income tax provision did not change. The amount of penalty and interest accrued as of July 1, 2007 and June 30, 2008 was approximately, $34.5 million and $30.1 million respectively. During fiscal 2008 the Company reduced accrued interest and penalties by $4.3 million primarily relating to a statute of limitation expiration in a non-US jurisdiction. Due to the uncertainties related to current examinations in various jurisdictions, other changes could occur in the amount of unrecognized tax benefits during the next twelve months which the Company is unable to estimate at this time.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the Company’s major tax jurisdictions and the tax years that remain subject to examination by such jurisdictions as of June 28, 2008:

Tax Jurisdictions	Tax Years
United States	2005 and onward
Canada	2001 and onward
China	2003 and onward
France	2005 and onward
Germany	2004 and onward

Note 13. Stockholders’ Equity

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Repurchase Program

On May 15, 2008, the Company’s Board of Directors authorized the Company to repurchase up to $200 million of its common stock through open market or private transactions during a two year period ending May 14, 2010. During the three months ended June 28, 2008, the Company repurchased approximately 9.6 million shares of common stock in open market purchases at an average price of $11.76 per share. The total purchase price of $113.2 million was reflected as a decrease to common stock based on the stated par value per share with the remainder to accumulated deficit. All common shares repurchased under this program have been cancelled and retired. See “Note 21. Subsequent Events” for more details.

Note 14. Stock-Based Compensation

Stock-Based Benefit Plans

Stock Option Plans

As of June 28, 2008, the Company had 22.1 million shares of stock options and full value awards issued and outstanding to employees and directors under the Company’s 2005 Acquisition Equity Incentive Plan (the “2005 Plan”), Amended and Restated 2003 Equity Incentive Plan (the “2003 Plan”), and various other plans the Company assumed through acquisitions. During the second quarter of fiscal 2007, the 1996 Non-qualified Stock Option Plan (“1996 Plan”) expired and there were no outstanding options from the 1996 Plan. The exercise price for stock options is equal to the fair value of the underlying stock at the date of grant. Options generally become exercisable over a four-year period and, if not exercised, expire from five to ten years after the date of grant.

On November 14, 2006, the Company’s stockholders approved an amendment and restatement of the 2003 Plan, under which (1) 12,500,000 shares of Common Stock were added to the pool of shares reserved for issuance under the 2003 Plan and (2) all future grants of “Full Value Awards” (as defined below) will reduce the share reserve by one and one-half shares for each share subject to such Awards. As of June 28, 2008, 8.2 million shares of common stock, primarily under the 2003 Plan, were available for grant.

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

Employee Stock Purchase Plans

In June 1998, the Company adopted the JDS Uniphase Corporation 1998 Employee Stock Purchase Plan, as amended (the “1998 Purchase Plan”). The 1998 Purchase Plan, which became effective August 1, 1998, provides eligible employees with the opportunity to acquire an ownership interest in the Company through periodic payroll deductions and provides a discounted purchase price as well as a look-back period. The 1998 Purchase Plan is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986. However, the 1998 Purchase Plan is not intended to be a qualified pension, profit sharing or stock bonus plan under Section 401(a) of the Internal Revenue Code of 1986 and is not subject to the provisions of the Employee Retirement Income Security Act of 1974. The 1998 Purchase Plan will terminate upon the earlier of August 1, 2018 or the date on which all shares available for issuance have been sold. Of the 50.0 million shares authorized to be issued under the 1998 Purchase Plan, 1.7 million shares remained available for issuance as of June 28, 2008.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective with the purchase period that began on February 1, 2006, the 1998 Purchase Plan was modified to provide a 5% discount and a six month look-back period. Previously, the 1998 Purchase Plan had provided a 15% discount and up to a two year look-back period.

Full Value Awards

“Full Value Awards” are Restricted Stock, Restricted Stock Units, Deferred Stock Units, Performance Units, and Performance Shares that are granted with a per share or unit purchase price below 100% of fair market value on the date of grant. They are exercised immediately upon vesting. Prior to the fourth quarter of fiscal 2007, they were granted under the 2005 Plan and 2003 Plan to a limited number of employees. Beginning in the fourth quarter of fiscal 2007, the intent is to use Full Value Awards as the Company’s predominant equity compensation vehicle. These Full Value Awards are performance based, time based, or a combination of performance and time based and are expected to vest over one to four years. The fair market value of the Full Value Awards is based on the closing market price of the Company’s common stock on the date of award.

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

As required by SFAS 123(R), management has made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. The impact on the Company’s results of operations of recording stock-based compensation by function for fiscal years 2008, 2007, and 2006 was as follows (in millions):

	Years Ended
	June 28, 2008	June 30, 2007	July 1, 2006
Cost of sales	$5.3	$4.1	$3.3
Research and development	10.2	7.4	3.7
Selling, general and administrative	33.8	18.2	8.0

	$49.3	$29.7	$15.0

Approximately $1.6 million, $1.0 million, and $0.6 million of stock-based compensation was capitalized to inventory at June 28, 2008, June 30, 2007, and July 1, 2006, respectively.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Activity

The weighted average exercise price of options granted during the year ended June 28, 2008 was $5.80 per share, and the weighted average fair value of options granted during fiscal 2008 was $0.97 per share, including options assumed in the acquisition of ABNH. See “Note 3. Mergers and Acquisitions” of the Notes to Consolidated Financial Statements for details of this acquisition. The total intrinsic value of options exercised during the year ended June 28, 2008 was $11.2 million. In connection with these exercises, there was no tax benefit realized by the Company due to the fact that the Company has no material benefit in foreign jurisdictions and a full valuation allowance on its domestic deferred tax assets.

The Company issues new shares of common stock upon exercise of stock options. All new hire or focal stock option grants vest over four years with 25% vesting on the first anniversary of the date of grant and 6.25% vesting every quarter thereafter.

As of June 28, 2008, $30.3 million of unrecognized stock-based compensation cost related to stock options remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 2.9 years.

The following is a summary of options activities (amount in millions except per share amounts):

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price
Balance as of July 2, 2005	19.1	$99.30
Granted	7.4	20.47
Forfeited	(1.0)	20.39
Exercised	(1.1)	13.76
Canceled	(2.9)	116.39

Balance as of July 1, 2006	21.5	77.74
Granted	2.1	15.19
Forfeited	(0.5)	11.75
Exercised	(1.4)	18.43
Canceled	(2.1)	109.15

Balance as of June 30, 2007	19.6	73.65
Granted	1.6	5.80
Forfeited	(1.1)	17.74
Exercised	(1.6)	6.30
Canceled	(3.4)	167.41

Balance as of June 28, 2008	15.1	56.71

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes significant ranges of outstanding and exercisable options as of June 28, 2008:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (‘000)	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (‘000)
$ 0.00 — 10.00	250,681	6.3	$5.16	$1,606	176,361	5.2	$4.68	$1,215
10.01 — 20.00	5,117,117	5.4	13.94	50	2,996,683	5.0	13.76	39
20.01 — 30.00	5,645,616	4.8	23.39	—	3,878,747	4.3	23.61	—
30.01 — 100.00	2,685,476	2.6	41.78	—	2,655,583	2.6	41.85	—
100.01 — 200.00	460,268	0.8	122.60	—	457,385	0.8	122.64	—
200.01 — 700.00	760,307	1.6	408.38	—	760,077	1.6	408.33	—
700.01 — 1,200.00	198,871	0.9	872.61	—	198,853	0.9	872.59	—

	15,118,336	4.3	56.71	$1,656	11,123,689	3.7	70.55	$1,254

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $11.57 as of June 28, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of June 28, 2008 was 0.2 million. As Full Value Awards are exercised immediately upon vesting, there were none exercisable as of June 28, 2008.

Employee Stock Purchase Plan (“ESPP”) Activity

The compensation expense in connection with the Company’s employee stock purchase plan for the year ended June 28, 2008 was $1.1 million. The expense related to the plan is recorded on a straight-line basis over the relevant subscription period.

The following table shows the shares issued, and the fair market value at purchase date, pursuant to the Company’s employee stock purchase plan during the year ended June 28, 2008:

Purchase date	January 31, 2008	July 31, 2007
Shares Issued	279,786	211,445
Fair market value at purchase date	$10.41	$14.33

As of June 28, 2008, $0.1 million of unrecognized stock-based compensation cost related to ESPP remains to be amortized. That cost is expected to be recognized through the first quarter of fiscal 2009.

Full Value Awards

During the year ended June 28, 2008, the Compensation Committee of the Company’s Board of Directors approved the grant of 4.7 million Full Value Awards to the Company’s Board of Directors and employees. The difference between the exercise price of the awards and the fair market value of the Company’s common shares on the dates the awards were granted, net of expected forfeitures represents unrecognized stock compensation cost which is being amortized on a straight-line basis over the probable vesting periods of the underlying stock rewards (except for performance based Full Value Awards which are amortized based upon the graded vesting method). During fiscal years 2008, 2007 and 2006, the Company recorded $29.9 million, $7.6 million and $2.9 million of such compensation expenses, respectively.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 28, 2008, $69.5 million of unrecognized stock-based compensation cost related to Full Value Awards remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 2.5 years.

A summary of the status of the Company’s nonvested Full Value Awards as of June 28, 2008 and changes during the same period is presented below (amount in millions, except per share amounts):

	Full Value Awards
	Performance shares	Non- performance shares	Total number of shares	Weighted-average grant-dated fair value
Nonvested at July 2, 2005	0.1	0.2	0.3	$15.26
Awards granted	0.2	0.6	0.8	21.19
Awards vested	—	(0.1)	(0.1)	17.14
Awards forfeited	—	—	—	—

Nonvested at July 1, 2006	0.3	0.7	1.0	19.94
Awards granted	0.8	3.0	3.8	13.71
Awards vested	—	(0.2)	(0.2)	20.09
Awards forfeited	(0.1)	(0.1)	(0.2)	19.19

Nonvested at June 30, 2007	1.0	3.4	4.4	14.53
Awards granted	0.2	4.5	4.7	12.87
Awards vested	—	(1.4)	(1.4)	15.27
Awards forfeited	(0.2)	(0.5)	(0.7)	15.72

Nonvested at June 28, 2008	1.0	6.0	7.0	13.14

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

Valuation Assumptions

The Company estimates the fair value of stock options using a Black-Scholes-Merton (BSM) valuation model. The fair value of each option grant is estimated on the date of grant using the BSM option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Employee Stock Option Plans			Employee Stock Purchase Plans
	2008	2007	2006	2008	2007	2006
Expected term (in years)	4.30	4.35	4.37	0.50	0.50	0.50
Expected volatility	45%	47%	54%	46%	50%	57%
Risk-free interest rate	4.49%	4.75%	4.71%	3.36%	5.17%	4.14%
Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Expected Term: The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior.

Expected Volatility: The Company determined that a combination of the implied volatility of its traded options and historical volatility of its stock price based on the expected term of the equity instrument most appropriately reflects market expectation of future volatility. Implied volatility is based on traded options of the Company’s common stock observed with a period of up to two years into the future.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 15. Employee Benefit Plans

Employee 401(k) Plans

The Company sponsors the JDS Uniphase Corporation Employee 401(k) Retirement Plan (the “401(k) Plan”), a Defined Contribution Plan under ERISA, which provides retirement benefits for its eligible employees through tax deferred salary deductions. The 401(k) Plan allows employees to contribute up to 50% of their annual compensation, with such contributions limited to $15,500 in calendar year 2008 as set by the Internal Revenue Service.

Effective January 1, 2004, the Plan provided for employer matching contributions to all participants who made elective contributions in an amount equal to 25% of the employee’s elective contribution for the first 6.0% of eligible compensation contributed, up to a maximum of $1,500 per year. Effective January 1, 2006, the Plan provided for a 100% match of employees’ contributions up to the first 3% of annual compensation and 50% match on the next 2% of compensation, subject to a maximum matching contribution of $3,800 per employee in calendar year 2006. In August 2005, JDSU acquired Acterna where the Acterna 401(k) plan provided for 50% match of employee’s contributions up to the first 6% of annual compensation with no maximum. Effective January 1, 2006, Acterna’s 401(k) Plan merged into the JDSU 401(k) Plan. Effective January 1, 2007, the Plan provides for a 100% match of employees’ contributions up to the first 3% of annual compensation and 50% match on the next 2% of compensation. All matching contributions are made in cash and vest immediately. The Company’s matching contributions to the 401(k) Plan were $6.6 million, $6.8 million, and $4.8 million in fiscal 2008, 2007, and 2006, respectively.

The Company also provides a non-qualified retirement plan for the benefit of certain eligible employees in the U.S. This plan is designed to permit employee deferral of a portion of salaries in excess of certain tax limits and deferral of bonuses. This plan’s assets are designated as trading assets in the Company’s Consolidated Balance Sheets. See “Note 6. Investments” for more detail.

Employee Defined Benefit Plans

As a result of acquiring Acterna in August 2005, the Company sponsors qualified and non-qualified pension plans for certain past and present employees in the UK and Germany. The Company also is responsible for the nonpension postretirement benefit obligation of a previously acquired subsidiary. The plans have been closed to new participants and no additional service costs are being accrued. Benefits are generally based upon years of service and compensation or stated amounts for each year of service. As of June 28, 2008 the UK plan was

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

partially funded while the other plans were unfunded. The Company’s policy for funded plans is to make contributions equal to or greater than the requirements prescribed by law or regulation. For unfunded plans, the Company pays the postretirement benefits when due. Future estimated benefit payments are summarized below. No other required contributions to defined benefit plans are expected in fiscal 2009. The funded plan assets consist primarily of managed investments.

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

The following table presents the components of the net periodic cost for the pension and benefits plans (in millions):

	Pension Benefits			Other Post Retirement Benefit Plans
	2008	2007	2006	2008	2007	2006
Service cost	$—	$—	$—	$—	$0.1	$0.1
Interest cost	6.2	5.4	4.2	0.1	0.3	0.3
Expected return on plan assets	(1.5)	(1.4)	(1.1)	—	—	—
Recognized actuarial gains	(0.1)	—	—	(0.1)	—	—

Net periodic benefit cost	$4.6	$4.0	$3.1	$—	$0.4	$0.4

The Company’s accumulated other comprehensive income includes unrealized net actuarial gains. The amount expected to be recognized in net periodic benefit cost during fiscal 2009 is $0.6 million.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The changes in the benefit obligations and plan assets of the pension and benefits plans were (in millions):

	Pension Benefits		Other Post Retirement Benefit Plans
	2008	2007	2008	2007
Change in benefit obligation:
Benefit obligation at beginning of year	$110.8	$106.9	$0.8	$4.3
Service cost	—	—	—	0.1
Interest cost	6.2	5.4	0.1	0.2
Actuarial (gains)/losses	(9.4)	(4.9)	(0.1)	0.4
Benefits paid	(5.4)	(5.0)	—	(0.2)
Plan amendment and curtailment	—	—	—	(4.0)
Foreign exchange impact	11.5	8.4	—	—

Benefit obligation at end of year	$113.7	$110.8	$0.8	$0.8

Change in plan assets:
Fair value of plan assets at beginning of year	$24.4	$22.3	$—	$—
Actual return on plan assets	—	0.9	—	—
Employer contributions	9.6	4.0	0.2	0.2
Benefits paid	(5.4)	(5.0)	(0.2)	(0.2)
Foreign exchange impact	(0.3)	2.2	—	—

Fair value of plan assets at end of year	$28.3	$24.4	$—	$—

Funded status	$(85.4)	$(86.4)	$(0.8)	$(0.8)

Accumulated benefit obligation	$113.7	$110.8

In June 2008, the Company contributed GBP 2.5 million or approximately $4.9 million to the UK pension plan. This contribution allowed the Company to substantially comply with regulatory funding requirements.

From April 8 through May 23, 2008 the UK pension plan offered lump-sum cash payments to deferred pensioners opting to transfer out of the plan. Deferred pensioners are plan beneficiaries not yet drawing pension benefits. Deferred pensioners transferring out of the plan surrendered the right to receive future pension payments. 55 deferred pensioners accepted the transfer out offer and are expected to receive total lump-sum cash payments of approximately GBP 2.2 million or $4.4 million from pension assets. In each case, payment is required to be made within 3 months after properly completed forms have been received by the plan administrator. The Company accounted for the transfer out offer as a settlement and recorded an immaterial gain in its fiscal 2008 Consolidated Statement of Operations.

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pension Benefits			Other Post Retirement Benefit Plans
	2008	2007	2006	2008	2007	2006
Weighted-average assumptions used to determine net periodic cost for the year ended June 28:
Discount rate	6.00%	5.25%	4.75%	5.50%	5.50%	6.00%
Expected long-term return on plan assets	6.50	6.00	5.90	—	—	—
Rate of compensation increase	2.25	1.90	1.75	—	—	—
Heath care cost trend rate	N/A	N/A	N/A	—	—	—

Weighted-average assumptions used to determine benefit obligation at June 28:
Discount rate	6.00%	5.25%	4.75%	5.50%	5.50%	6.00%
Rate of compensation increase	2.25	1.90	1.75	—	—	—

For the Company’s funded pension plan, the asset allocation at year end was as follows:

	2008	2007
Equities	25%	33%
Bonds	58	67
Cash and other	17	—

Total	100%	100%

The following table reflects the total expected benefit payments to defined benefit pension plan participants. These payments have been estimated based on the same assumptions used to measure the Company’s PBO at year end and include benefits attributable to estimated future compensation increases.

(in millions)	Pension Benefits	Other Post Retirement Benefit Plans
2009	$10.5	$—
2010	5.3	0.1
2011	5.3	—
2012	5.8	—
2013	5.9	0.1
2014 and Thereafter	33.5	0.2

Note 16. Related Party Transactions

Fabrinet Co. (“Fabrinet”)

During fiscal 2008, Fabrinet, a privately held contract manufacturing company in which the Company has a long-term investment, was both a customer and supplier. The purchases and sales of items between the Company and Fabrinet have been evaluated for accounting under Emerging Issues Task Force Abstract No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products” (“EITF 01-09”). Based on this evaluation, the Company determined that there is an identifiable benefit that was sufficiently separable from the customer’s purchase of the Company’s products and the fair value of that benefit was reasonably estimable in relation to sales to other third parties. As of June 28, 2008 and June 30, 2007, the carrying value of the Company’s investment in Fabrinet was $2.0 million.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Fuzhou, China legal entities and certain assets of the Ewing and Mountain Lakes, New Jersey facilities were sold to Fabrinet in May 2005. The Company received a note of $10.7 million payable in quarterly installments over four years from Fabrinet and a receivable of $19.0 million for the inventory at Ewing and Mountain Lakes, New Jersey payable in quarterly installments over one year. At June 28, 2008, the related balance receivable from Fabrinet was $2.3 million for the note and zero for the inventory.

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

As of June 28, 2008, Fabrinet also owed the Company approximately $6.6 million representing trade accounts receivable relating to product sales.

Harmonic Inc. (“Harmonic”)

As of June 28, 2008, the Chairman of JDSU’s Audit Committee was also a member of the Board of Directors of Harmonic, a publicly held company which designs, manufactures and sells systems and software that enable network operators to provide a range of interactive and advanced digital services. Harmonic is a customer of the Company.

KLA-Tencor Corporation (“KLA-Tencor”)

As of June 28, 2008, the Chief Executive Officer of JDSU was also a member of the Board of Directors of KLA-Tencor, a publicly held company which provides process control and yield management solutions for the semiconductor manufacturing. KLA-Tencor is a customer of the Company.

Micralyne, Inc. (“Micralyne”)

Micralyne Inc., a privately held manufacturer of microfabricated and MEMS (Micro-Electro-Mechanical-Systems) based products in which the Company has a long-term investment, is a supplier of the Company. As of June 28, 2008 and June 30, 2007, the carrying value of the Company’s investment in Micralyne was $0.5 million. During the first quarter of fiscal 2007, the Company signed two loan agreements with Micralyne to provide an equipment loan of up to $1.4 million and a working capital line of up to $1.6 million. As of June 28, 2008, the balances of these loans are zero and $0.7 million, respectively.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Transactions and balances with the Company’s related parties were as follows (in millions):

	Years Ended				Years Ended
	June 28, 2008	June 30, 2007	July 1, 2006		June 28, 2008	June 30, 2007
Sales:				Accounts Receivable:
Fabrinet *	$18.4	$18.4	$15.7	Fabrinet	$9.0	$8.9
Harmonic	1.0	—	—	Harmonic	—	—
KLA-Tencor	5.3	7.0	8.1	KLA-Tencor	1.8	0.8
Micralyne	—	—	—	Micralyne	—	—

	$24.7	$25.4	$23.8		$10.8	$9.7

Purchases:				Accounts Payable:
Fabrinet	$96.5	$138.7	$111.2	Fabrinet	$19.5	$9.3
Harmonic	—	—	—	Harmonic	—	—
KLA-Tencor	—	—	—	KLA-Tencor	—	—
Micralyne	1.3	1.4	3.7	Micralyne	—	—

	$97.8	$140.1	$114.9		$19.5	$9.3

*	Sales are related to sale of inventory

Note 17. Commitments and Contingencies

Operating Leases

The Company leases facilities under operating lease agreements that expire at various dates through fiscal 2017. As of June 28, 2008, future minimum annual lease payments under non-cancellable operating leases were as follows (in millions):

2009	$30.0
2010	25.7
2011	17.0
2012	15.0
2013	12.5
Thereafter	28.6

Total minimum operating lease payments	$128.8

Included in the future minimum lease payments table above is $7.1 million related to lease commitments in connection with the Company’s restructuring activities. See “Note 11. Restructuring” for more detail.

The aggregate future minimum rentals to be received under non-cancellable subleases totalled $2.4 million as of June 28, 2008. Rental expense relating to building and equipment was $26.3 million, $20.4 million, and $17.8 million in fiscal 2008, 2007, and 2006, respectively.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Capital Leases

As of June 28, 2008, the Company had one building lease in Beijing, China that was classified as a capital lease in accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases” (“SFAS 13”). As of June 28, 2008, the gross carrying amount of the building was $8.2 million and total accumulated amortization expense was $5.8 million. Amortization expense related to the building was included as part of the Company’s total depreciation expense. The building lease bears an interest rate of 5.2%.

The following table presents the future minimum lease payments under the capital leases together with the present value of the minimum lease payments as of June 28, 2008 (in millions):

2009	$1.0
2010	1.0
2011	0.8

Total minimum capital lease payments	2.8
Less: Amount representing interest	(0.2)

Present value of minimum capital lease payments	$2.6

Purchase Obligations

Purchase obligations of $167.3 million as of June 28, 2008, represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services. Obligations to purchase inventory and other commitments are generally expected to be fulfilled within one year.

Tax Matters

The Company has been subject to a Dutch wage tax audit for calendar years 1999, 2000, and 2001, and a Texas franchise tax audit related to allocated taxable surplus capital for Texas report years 2001, 2002, and 2003. While the Company believes that it is reasonably possible that one or both of these audits may result in additional tax liabilities, based on currently available information, the Company believes the ultimate outcome of these audits will not have a material adverse effect on the Company’s financial position, cash flows or overall trends in results of operations. There is the possibility of a material adverse effect on the Company’s financial position, cash flows or overall trends in results of operations for the period in which these matters are ultimately resolved, if they are resolved unfavorably, or in the period in which an unfavorable outcome becomes probable. The range of the potential total tax liability related to these matters is estimated to be from $0.8 million to $46.2 million, plus applicable interest and penalties.

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and operating results. During the second quarter of fiscal 2008, the Company moved the Network System product line from the Optical Communications Business Segment to the Communication Test and Measurement Business Segment and revised prior periods for comparability.

The Company is the leading provider of communications test and measurement solutions and optical products for telecommunications service providers, cable operators, and network equipment manufacturers. JDSU technologies also enable broadband and optical innovation in many essential industries such as biomedical and environmental instrumentation, semiconductor processing, aerospace and defense, and brand protection. In addition, optical coatings are used in visual display and decorative product differentiation applications. The major segments the Company serves are:

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

(iv)	Commercial Lasers Business Segment:

The Commercial Lasers business segment provides components and subsystems used in a wide variety of OEM applications. This broad portfolio addresses the needs of laser clients in markets and applications such as biotechnology, materials processing, semiconductor processing, graphics and imaging, remote sensing, and marking. These products include diode-pumped solid-state lasers, industrial diode lasers, gas lasers, fiber-based lasers, and photonic power delivery systems.

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information on reportable segments is as follows (in millions):

	Years Ended
	June 28, 2008	June 30, 2007	July 1, 2006
Net revenue:
Optical Communications	$526.9	$496.1	$470.5
Communications Test and Measurement	710.6	635.2	494.5
Advanced Optical Technologies	206.5	170.0	162.8
All Other, Commercial Lasers	87.2	95.9	80.5
Deferred revenue related to purchase accounting adjustment	(1.1)	(0.4)	(4.0)

Net revenue	$1,530.1	$1,396.8	$1,204.3

Operating income (loss):
Optical Communications	$20.8	$(14.2)	$(26.6)
Communications Test and Measurement	117.2	96.7	70.7
Advanced Optical Technologies	76.8	52.6	36.2
All Other, Commercial Lasers	(0.5)	4.2	—
Corporate	(136.6)	(127.8)	(120.5)

Total segment operating income (loss)	77.7	11.5	(40.2)
Unallocated amounts:
Stock based compensation	(49.3)	(29.7)	(15.0)
Acquisition-related charges and amortization of intangibles	(121.0)	(80.7)	(124.0)
Impairment of intangibles and other long-lived assets	(10.7)	(7.8)	(28.0)
Restructuring charges	(6.7)	(14.7)	(35.0)
Realignment and other charges	(23.0)	2.2	(5.8)
Interest and other income	120.1	73.0	27.0
Interest expense	(8.8)	(7.1)	(3.8)
Gain on sale of investments	2.4	29.0	73.2

Loss before income taxes	$(19.3)	$(24.3)	$(151.6)

Geographic revenue information for the periods presented below is based on the location of the customer.

	Years Ended
	June 28, 2008	June 30, 2007
Net revenue:
United States	$647.1	$532.7
Other Americas	156.0	234.1
Germany	137.9	111.0
Other Europe	298.1	265.0
Asia-Pacific	291.0	254.0

Total net revenue	$1,530.1	$1,396.8

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue information by country is not available for our fiscal year ended July 1, 2006. Revenue from the Americas, Europe, and Asia-Pacific were $736.2 million, $283.1 million, and $185.0 million, respectively, for the year ended July 1, 2006.

	Years Ended
	June 28, 2008	June 30, 2007
Property, plant and equipment, net
United States	$115.1	$121.9
Other Americas	10.6	5.9
China	42.8	38.2
Other Asia-Pacific	18.2	21.1
Germany	21.2	18.8
Other Europe	5.3	4.6

Total long-lived assets	$213.2	$210.5

Long-lived assets, namely net property, plant and equipment were identified based on the operations in the corresponding geographic areas.

During fiscal 2008, 2007, and 2006, no customer accounted for more than 10% of net revenue.

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of June 28, 2008 and June 30, 2007.

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the changes in the Company’s warranty reserve during 2008 and 2007 (in millions):

	2008	2007
Balance as of beginning of year	$10.3	$11.5
Provision for warranty	8.5	7.2
Utilization of reserve	(4.6)	(5.0)
Adjustments related to pre-existing warranties (including changes in estimates)	(4.1)	(3.4)

Balance as of end of year	$10.1	$10.3

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

A jury trial in In re JDS Uniphase Corporation Securities Litigation began on October 23, 2007. At trial, plaintiffs sought more than $20 billion in alleged damages. On November 27, 2007, the jury returned a unanimous verdict in favor of Defendants on all claims. On March 28, 2008, the Court entered a corrected final judgment in favor of Defendants. Pursuant to that judgment, the Plaintiffs will recover no damages or any other form of relief and the action is dismissed on the merits. No appeal from the judgment has been filed and the period for appeal has expired.

A related securities case, Zelman v. JDS Uniphase Corp., No. C-02-4656 CW (N.D. Cal.), was purportedly brought on behalf of a class of purchasers of debt securities that were allegedly linked to the price of JDSU’s common stock. The Zelman complaint alleged that the debt securities were issued by an investment bank during the period from March 6, 2001 through July 26, 2001. The complaint named the Company and several of its former officers and directors as Defendants, alleged violations of the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5, and sought unspecified damages. On August 26, 2005, Defendants answered the complaint. On November 16, 2005, the Court granted Plaintiffs’ motion for class certification, which Defendants had not opposed. On May 13, 2008, the Court approved the parties’ stipulated dismissal of the action. No payment was made in connection with the dismissal.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On January 29, 2007, another securities action was filed in the Northern District of California against the Company, Dr. Straus, and Messrs. Muller, Abbe, and Kalkhoven. That action, Central States Southeast and Southwest Areas Pension Fund v. JDS Uniphase Corp., No. 07-0584 CW, is based on allegations similar to those made in In re JDS Uniphase Corporation Securities Litigation and asserts claims under Sections 10(b), 14(a), and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933. The Central State complaint seeks unspecified damages on behalf of a pension fund that purportedly purchased Company securities between October 28, 1999, and July 26, 2001, and elected to opt-out of participation in In re JDS Uniphase Corporation Securities Litigation. On February 14, 2007, the Central States action was deemed related to In re JDS Uniphase Corporation Securities Litigation and was assigned to Judge Claudia Wilken. Pursuant to the Court’s order, the parties participated in mediation on August 7, 2008, and reached an agreement in principle to resolve all claims on confidential terms.

The Derivative Actions:

Derivative actions purporting to be brought on the Company’s behalf have been filed in state and federal courts against several of the Company’s current and former officers and directors based on the same events alleged in the securities litigation. The complaint in Corwin v. Kaplan, No. C-02-2020 CW (N.D. Cal.), asserts state law claims for breach of fiduciary duty, misappropriation of confidential information, waste of corporate assets, indemnification, and insider trading. The complaint seeks unspecified damages. In January 2005, the Court stayed the action pending resolution of In re JDS Uniphase Corporation Securities Litigation. On May 8, 2008, Plaintiffs filed an amended complaint. Defendants moved to dismiss the amended complaint on June 20, 2008. That motion is scheduled to be heard on September 4, 2008. Pursuant to court order, all discovery will remain stayed unless and until Plaintiffs meet the applicable pleading standards. No trial date has been set.

In the California state derivative action, In re JDS Uniphase Corporation Derivative Litigation, Master File No. CV806911 (Santa Clara Super. Ct.), the complaint asserts claims for breach of fiduciary duty, waste of corporate assets, abuse of control, gross mismanagement, unjust enrichment, and constructive fraud purportedly on behalf of the Company and certain of its current and former officers and directors. The complaint also asserts claims for violation of California Corporations Code Sections 25402 and 25502.5 against defendants who sold the Company’s stock and asserts claims for breach of contract, professional negligence, and negligent misrepresentation against the Company’s former auditor, Ernst & Young LLP. The complaint seeks unspecified damages. On June 30, 2008, Defendants updated their demurrers to the complaint and Defendant Ernst & Young also moved to compel arbitration of Plaintiffs’ claims against it. On August 15, 2008, the Court issued a minute order sustaining the demurrers with leave to amend, denying the motion to compel arbitration as moot, and allowing plaintiffs 90 days to file an amended complaint. The next case management conferences in the California state derivative action and the related shareholder inspection demand action are scheduled for November 14, 2008. No trial date has been set in either of those actions.

In Cromas v. Straus, Civil Action No. 19580 (Del. Ch. Ct.), the Delaware derivative action, Plaintiffs filed a notice and proposed order of voluntary dismissal without prejudice on April 24, 2008. The Court entered that order on April 25, 2008. No payment was made in connection with the dismissal.

The OCLI and SDL Shareholder Actions:

Plaintiffs purporting to represent the former shareholders of OCLI and SDL have filed suit against the former directors of those companies, asserting that they breached their fiduciary duties in connection with the events alleged in the securities litigation against the Company. Plaintiffs in the OCLI action, Pang v. Dwight, No. 02-231989 (Sonoma Super. Ct.), purport to represent a class of former shareholders of OCLI who exchanged

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

their OCLI shares for JDSU shares when JDSU acquired OCLI. The complaint names the former directors of OCLI as Defendants, asserts causes of action for breach of fiduciary duty and breach of the duty of candor, and seeks unspecified damages. On March 4, 2007, the parties signed a memorandum of understanding regarding a settlement of the OCLI action. On February 20, 2008, the Court granted final approval of the settlement. The Court dismissed the action on March 10, 2008. The Plaintiffs in the SDL action, Cook v. Scifres, Master File No. CV814824 (Santa Clara Super. Ct.), purport to represent a class of former shareholders of SDL who exchanged their SDL shares for JDSU shares when the Company acquired SDL. Plaintiffs filed an amended complaint on November 20, 2006. The complaint names the former directors of SDL as Defendants, asserts causes of action for breach of fiduciary duty and breach of the duty of disclosure, and seeks unspecified damages. On March 6, 2007, the Court overruled Defendants’ demurrer to that complaint. Defendants answered the complaint on April 6, 2007. On May 14, 2008, Plaintiffs filed a request to dismiss the SDL action. The Court dismissed the action the same day. No payment was made in connection with the dismissal.

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

Plaintiffs filed a second amended complaint on June 30, 2006. Defendants answered the complaint on July 6, 2006, and JDSU asserted counterclaims for breach of contract. The Court dismissed those counterclaims on September 11, 2006. On December 15, 2006, defendants moved for summary judgment on the ground that the named plaintiffs lacked standing. On the same day, plaintiffs moved for class certification. On April 24, 2007, the Court denied defendants’ motion for summary judgment as to plaintiff Douglas Pettit, deferred ruling on the motion for summary judgment as to plaintiff Eric Carey, and deferred ruling on plaintiffs’ motion for class certification. Both sides have taken discovery. Following the verdict for defendants in In re JDS Uniphase Corporation Securities Litigation, the court in the ERISA action vacated all existing deadlines, set a schedule for briefing a summary judgment motion based on collateral estoppel issues, and stayed discovery pending resolution of that motion. By Order dated April 17, 2008, the Court modified the briefing schedule for JDSU’s summary judgment motion and ordered the parties to engage in mediation. Defendants moved for summary judgment on collateral estoppel issues on May 2, 2008. Further briefing on the motion has been stayed pending the conclusion of the mediation, which is scheduled for October 10, 2008.

The Company believes that the factual allegations and circumstances underlying these derivative actions, the OCLI and SDL class actions, and the ERISA class actions are without merit. The expense of defending these lawsuits has been costly, will continue to be costly, and could be quite significant and may not be covered by our insurance policies. The defense of these lawsuits could also result in continued diversion of our management’s time and attention away from business operations which could prove to be time consuming and disruptive to normal business operations. An unfavorable outcome of this litigation could lead to a material adverse effect on the Company’s financial position, liquidity or results of operations, credit ratings, and ability to access capital markets and comply with existing debt obligations.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 21. Subsequent Events

Stock Repurchase

In July 2008, the Company repurchased approximately 7.6 million shares of common stock in open market purchases at an average price of $11.40 per share, completing the $200 million share repurchase program authorized by the Company’s Board of Directors on May 15, 2008. The total purchase price of $86.9 million will be reflected as a decrease to common stock based on the stated par value per share with the remainder to accumulated deficit, in the first quarter of fiscal year 2009.

Debt Repurchase

During July 2008, the Company repurchased an additional $8.0 million aggregate principal amount of Zero Coupon Senior Convertible Notes for approximately $7.9 million in cash. This additional repurchase reduced the total amount of Zero Coupon Notes outstanding to $75.0 million and reduced the number of conversion shares potentially issuable in relation to the Zero Coupon Notes from approximately 2.1 million shares to approximately 1.9 million shares. In connection with the repurchase, the Company will recognize a gain of $0.1 million, net of the write-off of debt issuance costs, in the first quarter of fiscal year 2009.

Litigation Settlement

On August 18, 2008, JDSU and Northrop Grumman Guidance and Electronics Company (previously named Litton Systems, Inc.) entered into an agreement to settle patent-related litigation between the parties pending in the United States District Court for the Central District of California. Pursuant to the settlement agreement, JDSU will make a one-time payment of $20.0 million, in full satisfaction of all claims in the lawsuit. The settlement amount was accrued for in the quarter ended June 28, 2008 and will be paid on or before September 1, 2008.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 22. Quarterly Financial Information (Unaudited)

The following table presents the Company’s quarterly consolidated statements of operations for fiscal 2008 and 2007 (in millions, except per share data):

	June 28, 2008 (2)(6)	March 29, 2008	December 29, 2007	September 29, 2007	June 30, 2007(3)	March 31, 2007	December 30, 2006	September 30, 2006
Net revenue	$390.3	$383.9	$399.2	$356.7	$350.7	$361.7	$366.3	$318.1
Cost of sales	233.2	225.8	215.5	211.0	228.3	226.9	219.2	210.2
Amortization of acquired developed technologies	12.5	12.5	12.3	12.0	10.5	9.8	10.0	9.9
Impairment of acquired developed technologies	4.0	—	—	—	—	—	—	—

Gross profit	140.6	145.6	171.4	133.7	111.9	125.0	137.1	98.0
Operating expenses:
Research and development	47.5	47.7	46.3	46.6	42.2	43.4	42.8	40.0
Selling, general and administrative	137.9	112.2	105.5	100.2	95.3	95.7	94.4	83.0
Amortization of other intangibles	8.0	8.0	7.1	6.9	6.9	6.6	6.9	6.4
Acquired in-process research and development	—	—	—	—	5.1	—	—	—
Impairment of goodwill	37.0	—	—	—	—	—	—	—
Impairment of intangibles and loss (gain) on long-lived assets	4.9	1.9	(0.5)	0.4	0.9	3.8	3.0	0.1
Restructuring charges	3.7	1.7	0.2	1.1	4.1	(0.1)	5.5	5.2

Total operating expenses	239.0	171.5	158.6	155.2	154.5	149.4	152.6	134.7

Income (loss) from operations	(98.4)	(25.9)	12.8	(21.5)	(42.6)	(24.4)	(15.5)	(36.7)
Interest and other income (4)	70.0	15.1	15.7	19.3	21.5	16.4	15.3	19.8
Interest expense	(2.1)	(2.2)	(2.3)	(2.2)	(2.0)	(2.1)	(1.1)	(1.9)
Gain (loss) on sale of investments (5)	0.5	1.4	0.5	—	0.6	(0.1)	28.2	0.3

Income (loss) before income taxes	(30.0)	(11.6)	26.7	(4.4)	(22.5)	(10.2)	26.9	(18.5)
Income tax expense (benefit)	(0.2)	(5.4)	5.5	2.5	(4.6)	4.0	3.7	(1.1)

Net income (loss)	$(29.8)	$(6.2)	$21.2	$(6.9)	$(17.9)	$(14.2)	$23.2	$(17.4)

Net income (loss) per share—basic (1)	$(0.13)	$(0.03)	$0.10	$(0.03)	$(0.08)	$(0.07)	$0.11	$(0.08)

Net income (loss) per share—diluted (1)	$(0.13)	$(0.03)	$0.09	$(0.03)	$(0.08)	$(0.07)	$0.10	$(0.08)

Shares used in per share calculation—basic	228.9	225.2	220.5	219.2	213.7	211.3	211.1	210.9

Shares used in per share calculation—diluted	228.9	225.2	228.4	219.2	213.7	211.3	223.5	210.9

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Net income (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net loss per share does not equal the annual net loss per share.
(2)	For the quarterly period ended June 28, 2008, the Company recorded $12.5 million and $24.5 million of goodwill impairment related to da Vinci and ASG, respectively and also recorded impairment charges of $8.4 million for intangible assets related to da Vinci.
(3)	For the quarterly period ended June 30, 2007, the Company recorded adjustments to reverse previously recognized foreign currency losses and income tax expenses related to prior periods, recognize the gain from the curtailment of our post retirement benefit plan for certain employees, and the royalty expenses related to prior quarters within the fiscal year ended June 30, 2007. The impact of these adjustments on our fourth quarter loss from operations, net loss and net loss per share was a decrease of $4.1 million, a decrease of $5.6 million, and a decrease of $0.03, respectively. Management and the Audit Committee believe that such amounts are not material to the current and previously reported financial statements.
(4)	For the quarterly period ended June 28, 2008, interest and other income includes the receipt of proceeds from the Nortel class action settlement, offset by a decrease in interest income due to lower cash balances resulting from the repurchase of Zero Coupon Senior Convertible Notes and the repurchase of shares.
(5)	For the quarterly period ended March 29, 2008, Gain on sale of investments consists of gains on the sale of the Company’s equity investments in BaySpec & Nufern.
(6)	For the quarterly period ended June 28, 2008, the Company recorded an accrual of $20.0 million pursuant to the settlement agreement between JDSU and Northrop Grumman Guidance and Electronics Company (previously named Litton Systems, Inc.) in full satisfaction of all claims in the lawsuit.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our chief executive officer and our chief financial officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

(b) MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, including our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control — Integrated Framework , our management concluded that our internal control over financial reporting was effective as of June 28, 2008. The Company’s internal control over financial reporting as of June 28, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K under Item 8.

(c) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding the Company’s executive officers and directors required by this Item is incorporated by reference to the section entitled “Proposal One — Elections of Directors” in the Company’s Definitive Proxy Statement in connection with the 2008 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended June 28, 2008. Information required by Item 405 of Regulation S-K is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

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

3.	Exhibits:

See Item 15(b)

(b)	Exhibits:

Exhibit Number	Exhibit Description
3.1(1)	Second Restated Certificate of Incorporation.

3.2(2)	Certificate of Designation of the Series A Preferred Stock.

3.3(3)	Certificate of Designation of the Series B Preferred Stock.

3.4(4)	Certificate of Designation of the Special Voting Stock.

3.5(23)	Amended and Restated Bylaws of JDS Uniphase Corporation.

4.1(5)	Exchangeable Share Provisions attaching to the Exchangeable Shares of JDS Uniphase Canada Ltd. (Formerly 3506967 Canada Inc.).

4.2(6)	Voting and Exchange Trust Agreement between JDS Uniphase, JDS Uniphase Canada Ltd. and CIBC Mellon Trust Company.

4.3(7)	Exchangeable Share Support Agreement between JDS Uniphase, JDS Uniphase Canada Ltd. and JDS Uniphase Nova Scotia Company.

4.4(8)	Registration Rights Agreement between JDS Uniphase, JDS Uniphase Canada Ltd. and The Furukawa Electric Co., Ltd.

4.5(9)	Fifth Amended and Restated Rights Agreement between JDS Uniphase and American Stock Transfer & Trust Company.

4.6(17)	Amended and Restated Rights Agreement between JDS Uniphase Canada Ltd. and CIBC Mellon Trust Company (Amended and Restated as of February 6, 2003).

4.7(19)	Indenture dated October 31, 2003.

4.8(24)	Registration Rights Agreement between JDS Uniphase, Morgan Stanley & Co., Inc, Goldman Sachs & Co. and CIBC World Markets Corp.

4.9(25)	Indenture dated May 17, 2006.

4.10(26)	Registration Rights Agreement between JDS Uniphase, J. P. Morgan Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

10.1(10)	Support Agreement between Uniphase Corporation, 3506967 Canada Inc., The Furukawa Electric Company, Ltd., and JDS FITEL Inc.

10.2(11)	Amended and Restated 1993 Flexible Stock Incentive Plan (Amended and Restated as of November 9, 2001).

10.3(12)	Amended and Restated 1998 Employee Stock Purchase Plan (Amended and Restated as of November 16, 2007).

10.4(13)	Amended and Restated 1999 Canadian Employee Stock Purchase Plan (Amended and Restated as of July 31, 2002).

10.5(14)	2005 Acquisition Equity Incentive Plan.

10.6(20)	2005 Acquisition Equity Incentive Plan Form of Stock Option Award Agreement.

10.7(21)	2005 Acquisition Equity Incentive Plan Form of Restricted Stock Unit Award Agreement.

10.8(15)	Employment Agreement for Helmut Berg.

10.9(16)	Indemnification Agreement for Kevin J. Kennedy.

10.10(18)	Amended and Restated 2003 Equity Incentive Plan.

10.11(27)	Indemnification Agreement for Richard E. Belluzzo.

10.12(28)	Indemnification Agreement for Kevin A. DeNuccio.

10.13(29)	Indemnification Agreement for Harold L. Covert.

10.14(30)	Indemnification Agreement for Masood Jabbar.

10.15(22)	Indemnification Agreement for Penelope A. Herscher.

10.16(31)	Separation Agreement for John Peeler.

10.17(32)	Employment Agreement for Kevin J. Kennedy.

10.18(33)	Form of Deferred Stock Unit Award Agreement.

21.1(1)	Subsidiaries of JDS Uniphase Corporation.

23.1(1)	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).

31.1(1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(1)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed herewith.

(2)	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed June 24, 1998.

(3)	Incorporated by reference to Exhibit 3(i)(d) of the Company’s Annual Report on Form 10-K filed September 28, 1998.

(4)	Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-3 filed July 14, 1999.

(5)	Incorporated by reference to the Company’s definitive Proxy Statement on Schedule 14A filed June 2, 1999.

(6)	Incorporated by reference to Exhibit 4.2 of the Company’s Annual Report on Form 10-K filed September 1, 1999.

(7)	Incorporated by reference to Exhibit 4.3 of the Company’s Annual Report on Form 10-K filed September 1, 1999.

(8)	Incorporated by reference to Exhibit 4.5 of the Company’s Annual Report on Form 10-K filed September 1, 1999.

(9)	Incorporated by reference to Exhibit 1 of the Company’s Registration Statement on Form 8-A12G/A filed February 18, 2003.

(10)	Incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K filed September 1, 1999.

(11)	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed February 11, 2002.

(12)	Incorporated by reference to Appendix A of the Company’s definitive Proxy Statement on Schedule 14A filed September 28, 2007.

(13)	Incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K filed September 17, 2002.

(14)	Incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed August 23, 2005.

(15)	Incorporated by reference to Exhibit 10.17 of the Company’s Quarterly Report on Form 10-Q filed November 7, 2007.

(16)	Incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K filed September 24, 2003.

(17)	Incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K filed September 24, 2003.

(18)	Incorporated by reference to the Company’s definitive Proxy Statement on Schedule 14A filed September 29, 2006.

(19)	Incorporated by reference to Exhibit 4.7 of the Company’s Registration Statement on Form S-3 filed November 14, 2003.

(20)	Incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K filed September 30, 2005.

(21)	Incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K filed September 30, 2005.

(22)	Incorporated by reference to Exhibit 10.19 of the Company’s Form 8-K filed July 21, 2008.

(23)	Incorporated by reference to Exhibit 3.5 of the Company’s Form 8-K filed July 21, 2008.

(24)	Incorporated by reference to Exhibit 4.8 of the Company’s Registration Statement on Form S-3 filed November 14, 2003.

(25)	Incorporated by reference to Exhibit 4.9 of the Company’s Form 8-K filed May 19, 2006.

(26)	Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed May 19, 2006.

(27)	Incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed March 2, 2005.

(28)	Incorporated by reference to Exhibit 10.17 of the Company’s Form 8-K filed December 21, 2005.

(29)	Incorporated by reference to Exhibit 10.18 of the Company’s Form 8-K filed January 20, 2006.

(30)	Incorporated by reference to Exhibit 10.19 of the Company’s Form 8-K filed March 2, 2006.

(31)	Incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K filed August 29, 2007.

(32)	Incorporated by reference to Exhibit 10.17 of the Company’s Form 8-K filed October 9, 2007.

(33)	Incorporated by reference to Exhibit 10.18 of the Company’s Form 8-K filed October 9, 2007.

(c)	See Item 15(a) 2.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 26, 2008	JDS UNIPHASE CORPORATION

	By:	/s/ KEVIN J. KENNEDY
Kevin J. Kennedy
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KEVIN J. KENNEDY Kevin J. Kennedy	Chief Executive Officer (Principal Executive Officer)	August 26, 2008

/s/ DAVID VELLEQUETTE David Vellequette	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 26, 2008

/s/ RICHARD BELLUZZO Richard Belluzzo	Director	August 26, 2008

/s/ HAROLD L. COVERT Harold L. Covert	Director	August 26, 2008

/s/ BRUCE D. DAY Bruce D. Day	Director	August 26, 2008

/s/ KEVIN A. DENUCCIO Kevin A. DeNuccio	Director	August 26, 2008

/s/ PENNY HERSCHER Penny Herscher	Director	August 26, 2008

/s/ MASOOD JABBAR Masood Jabbar	Director	August 26, 2008

/s/ MARTIN A. KAPLAN Martin A. Kaplan	Chairman	August 26, 2008

/s/ RICHARD T. LIEBHABER Richard T. Liebhaber	Director	August 26, 2008

/s/ CASIMIR S. SKRZYPCZAK Casimir S. Skrzypczak	Director	August 26, 2008