Form 10-K/A
period 2008-06-28
JDS UNIPHASE CORP /CA/
filed 2008-08-28
CIK 912093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

We are filing this Form 10-K/A Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended June 28, 2008, as filed on August 27, 2008 (the “Original Filing”), to correct a typographical error contained in Note 12, Income Taxes (see paragraph 4 of page 118), of the Notes to Consolidated Financial Statements, regarding the Company’s state tax net operating loss carryforward. The previously reported amount of such state tax net operating loss was $137.4 million and the correct amount of such state tax net operating loss is $2,564.6 million.

Except as described above, no other changes have been made to the Original Filing, and this Amendment does not otherwise amend, update or change the financial statements or disclosures in the Original Filing.

i

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

As of June 28, 2008, the Company had federal, state and foreign tax net operating loss carryforwards of $5,621.2 million, $2,564.6 million and $976.0 million, respectively, and federal, state and foreign research and other tax credit carryforwards of $61.9 million, $31.2 million and $65.6 million, respectively. Of this amount,

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximately $11.7 million when realized will get credited to additional paid-in-capital. The tax net operating loss and tax credit carryforwards will expire at various dates through 2028, if not utilized. Utilization of the tax net operating losses may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state and foreign provisions. Loss carryforward limitations may result in the expiration or reduced utilization of a portion of the Company’s net operating losses.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A Amendment No. 1 to our Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 27, 2008	JDS UNIPHASE CORPORATION

	By:	/s/ DAVID VELLEQUETTE
David Vellequette
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)