Form 10-Q
period 2008-09-27
JDS UNIPHASE CORP /CA/
filed 2008-11-03
CIK 912093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of October 25, 2008, the Registrant had 214,892,985 shares of common stock outstanding, including 4,872,541 exchangeable shares of JDS Uniphase Canada Ltd. The par value of each share of common stock is $0.001. Each exchangeable share is exchangeable at any time into common stock on a one-for-one basis, entitles a holder to dividend and other rights economically equivalent to those of the common stock, and through a voting trust, votes at meetings of stockholders of the Registrant.

Exhibit Index

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

JDS UNIPHASE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(unaudited)

	Three Months Ended
	September 27, 2008	September 29, 2007
Net revenue	$380.7	$356.7
Cost of sales	217.5	211.0
Amortization of acquired technologies	12.5	12.0

Gross profit	150.7	133.7

Operating expenses:
Research and development	45.1	46.6
Selling, general and administrative	112.3	100.2
Amortization of other intangibles	7.1	6.9
Impairment of intangibles and loss on long-lived assets	0.2	0.4
Restructuring charges	2.6	1.1

Total operating expenses	167.3	155.2

Loss from operations	(16.6)	(21.5)
Interest and other income	2.2	19.3
Interest expense	(2.0)	(2.2)
Gain on sale of investments	1.0	—

Loss before income taxes	(15.4)	(4.4)
Provision for income taxes	1.0	2.5

Net loss	$(16.4)	$(6.9)

Net loss per share - basic and diluted	$(0.08)	$(0.03)

Shares used in per share calculation - basic and diluted	215.4	219.2

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share and par value data)

(unaudited)

	September 27, 2008	June 28, 2008
ASSETS
Current assets:
Cash and cash equivalents	$328.5	$265.6
Short-term investments	462.6	608.0
Restricted cash	11.9	11.1
Accounts receivable, less reserves and allowances of $4.9 at September 27, 2008 and $5.0 at June 28, 2008	270.1	297.7
Inventories	185.8	188.9
Refundable income taxes	9.2	7.8
Other current assets	44.6	50.0

Total current assets	1,312.7	1,429.1
Property, plant and equipment, net	211.5	213.2
Deferred income taxes	3.8	3.6
Goodwill	781.1	796.2
Other intangibles, net	390.2	416.1
Long-term investments	30.8	25.6
Other non-current assets	21.5	22.3

Total assets	$2,751.6	$2,906.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$138.3	$129.6
Current portion of long-term debt	75.0	83.0
Accrued payroll and related expenses	57.3	58.9
Income taxes payable	7.8	6.7
Deferred income taxes	0.3	0.4
Restructuring accrual	6.0	5.7
Warranty accrual	10.4	10.1
Other current liabilities	112.1	151.0

Total current liabilities	407.2	445.4

Long-term debt	425.0	425.0
Other non-current liabilities	210.4	218.3
Commitments and contingencies (Note 17, 19, and 20)
Stockholders’ equity:
Preferred Stock, $0.001 par value: Authorized shares: 1,000,000	—	—
Common Stock, $0.001 par value:
Authorized shares: 1,000,000,000	0.2	0.2
Issued and outstanding shares: 214,826,234 at September 27, 2008 and 221,977,736 at June 28, 2008
Additional paid-in capital	69,340.3	69,325.0
Accumulated deficit	(67,688.9)	(67,585.7)
Accumulated other comprehensive income	57.4	77.9

Total stockholders’ equity	1,709.0	1,817.4

Total liabilities and stockholders’ equity	$2,751.6	$2,906.1

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Three Months Ended
	September 27, 2008	September 29, 2007
OPERATING ACTIVITIES:
Net loss	$(16.4)	$(6.9)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	16.7	15.9
Asset retirement obligations and deferred rent expenses	—	0.3
Amortization expense of other intangibles	19.6	18.9
Stock-based compensation expense	13.1	11.0
Amortization of debt issuance costs	0.4	0.9
Non-cash changes in short term investments	1.5	(1.0)
Gain on sale of investments	(1.0)	—
Impairment in fair value of investments	3.2	—
Activity related to equity investments	0.7	(0.2)
Loss on disposal of assets, net	—	0.4
Loss on sale of subsidiary	0.2	—
Gain on repurchase of debt	(0.1)	(4.2)
Provision for allowance for doubtful accounts	(0.1)	0.8
Changes in operating assets and liabilities, net of impact of acquisitions of businesses:
Accounts receivable	29.0	13.0
Inventories	4.1	5.3
Other current assets	3.2	3.3
Accounts payable	5.8	(10.9)
Income taxes payable	(0.1)	2.7
Deferred taxes, net	4.4	(4.4)
Accrued payroll and related expenses	(1.6)	1.3
Other	(35.3)	(10.0)

Net cash provided by operating activities	47.3	36.2

INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(121.9)	(232.2)
Maturities and sales of investments	254.5	265.4
Changes in restricted cash	(1.2)	(6.3)
Acquisitions, net of cash acquired	(3.9)	(1.7)
Purchases of long term investments	(4.0)	(9.0)
Acquisition of property and equipment	(15.0)	(9.0)
Proceeds from sale of assets	0.6	1.8
Proceeds from sale of subsidiary	0.2	—

Net cash provided by investing activities	109.3	9.0

FINANCING ACTIVITIES:
Repurchase of convertible debt	(7.9)	(70.3)
Payments on financing obligation	(0.1)	32.2
Repurchase of common stock	(86.8)	—
Issuance of stock pursuant to employee stock plans	3.0	5.0

Net cash used in financing activities	(91.8)	(33.1)

Effect of exchange rate changes on cash and cash equivalents	(1.9)	1.7
Increase in cash and cash equivalents	62.9	13.8
Cash and cash equivalents at beginning of period	265.6	362.9

Cash and cash equivalents at end of period	$328.5	$376.7

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The financial information for the Company (or “JDSU”) as of September 27, 2008 and for the three months ended September 27, 2008 and September 29, 2007 is unaudited, and includes all normal and recurring adjustments that management considers necessary for a fair statement of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended June 28, 2008.

The balance sheet as of June 28, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results for the three months ended September 27, 2008 may not be indicative of results for the year ending June 27, 2009 or any future periods.

Fiscal Years

The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to June 30th.

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with U.S. GAAP and include the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated.

Fair Value Measurements

In September 2006, the Financial Accounting Standard Board (“FASB”) issued Statement No. 157, Fair Value Measurements (“SFAS 157”). This statement does not require any new fair value measurements but clarifies the fair value definition, establishes a fair value hierarchy that prioritizes the information used to develop assumptions for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 clarifies that the fair value is the exchange price in an orderly transaction between market participants to sell the asset or transfer the liability in the market. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1 input), then to quoted prices (in non-active markets or in active markets for similar assets or liabilities), inputs other than quoted prices that are observable for the asset or liability, and inputs that are not directly observable, but that are corroborated by observable market data for the asset or liability (Level 2 input), then the lowest priority to unobservable inputs, for example, the Company’s own data about the assumptions that market participants would use in pricing an asset or liability (Level 3 input). It emphasizes that fair value is a market-based measurement, not an entity-specific measurement and a fair value measurement should therefore be based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (“FSP”) SFAS 157-1 to exclude FASB Statement No. 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions. Also in February 2008, the FASB issued FSP SFAS 157-2 to defer the effective date of SFAS 157 for one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis at least annually, which are deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company adopted SFAS 157 at the beginning of its fiscal year 2009.

In order to determine the implications of adopting SFAS 157, the Company reviewed all the assets and liabilities recorded on its balance sheet. Based on the results of its review, the Company determined that a majority of its assets and liabilities are either outside the scope of SFAS 157 and not required to be measured at fair value in its financial statements, or are subject to the deferred implementation FSP No 157-2. Therefore, the only assets and liabilities in the financial statements that were subject to SFAS 157 (i.e. measured at fair value on a recurring basis) at June 30, 2008 were the investment portfolio, foreign currency forward contracts, trading securities under a deferred compensation plan, and the bond parity derivatives related to the convertible notes.

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

The components of comprehensive income were as follows (in millions):

	Three Months Ended
	September 27, 2008	September 29, 2007
Net loss	$(16.4)	$(6.9)
Other comprehensive income:
Net change in unrealized losses on investments	6.5	2.0
Net change in cumulative translation adjustment	13.8	6.9
Net change in defined benefit obligation, net of tax	0.2	—

Net change in other comprehensive income	20.5	8.9

Comprehensive income	$4.1	$2.0

At September 27, 2008 and June 28, 2008, balances for the components of accumulated other comprehensive income were as follows (in millions):

	September 27, 2008	June 28, 2008
Unrealized losses on investments	$(10.3)	$(3.8)
Foreign currency translation gains	51.5	65.3
Defined benefit obligation, net of tax	16.2	16.4

Accumulated other comprehensive income	$57.4	$77.9

Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in millions, except per share data):

	Three Months Ended
	September 27, 2008	September 29, 2007
Numerator:
Net loss	$(16.4)	$(6.9)

Denominator:
Weighted-average number of common shares outstanding	215.4	219.2

Net loss per share - basic and diluted	$(0.08)	$(0.03)

As the Company incurred net losses for the three months ended September 27, 2008 and September 29, 2007, potential dilutive securities from stock options, employee stock purchase plan (“ESPP”), Full Value Awards, and Zero Coupon Senior Convertible Notes have been excluded from the diluted net loss per share computations as their effects were deemed anti-dilutive.

For additional information regarding the Convertible Notes, see “Note 10. Convertible Debt and Letters of Credit”.

The following table sets forth the weighted average potentially dilutive securities excluded from the computation because their effect would have been anti-dilutive (in millions):

	Three Months Ended
	September 27, 2008	September 29, 2007
Stock options and ESPP	0.1	17.5
Restricted shares and stock units	1.0	—
Zero coupon senior convertible notes	1.9	8.8
1% senior convertible notes	14.0	14.0

Total potentially dilutive securities	17.0	40.3

Note 2. Recent Accounting Pronouncements

FASB Staff Position APB 14-1

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP 14-1”). FSP 14-1 applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. The FSP is effective for fiscal years (and interim periods within those fiscal years) beginning after December 15, 2008 and is to be applied retrospectively to all past periods presented, even if the instrument has matured, converted, or otherwise been extinguished as of the FSP’s effective date. The Company has not completed its assessment of the impact of FSP 14-1.

FASB Staff Position SFAS 142-3

In April 2008, the FASB issued FASB Staff Position No. SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). The final FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The FSP is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141”), and other U.S. GAAP. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company believes FSP 142-3 will not have an impact on its consolidated financial statements.

SFAS No. 141(R)

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) introduces significant changes in the accounting for and reporting of business combination. SFAS 141(R) continues the movement toward the greater use of fair values in financial reporting and increased transparency through expanded disclosures. It changes how business acquisitions are accounted for and will impact financial statements at the acquisition date and in subsequent periods. Further, certain of the changes will introduce more volatility into earnings and thus may impact a company’s acquisition strategy. SFAS 141(R) is effective for the Company beginning in fiscal year 2010. Accordingly, any business combinations it engages in will be recorded and disclosed according to SFAS 141, until June 27, 2009. The Company expects SFAS No. 141R will have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions it consummates after the effective date.

SFAS No. 157

In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), to provide enhanced guidance when using fair value to measure assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements. SFAS 157 applies whenever other pronouncements require or permit assets or liabilities to be measured at fair value and, while not requiring new fair value measurements, may change current practices. In February 2008, the FASB issued Staff Positions 157-1 and 157-2 (“FSP 157-1” and “FSP 157-2”) amending SFAS 157 to exclude FASB Statement No. 13, “Accounting for Leases” (“SFAS 13”), and its related interpretive accounting pronouncements that address leasing transactions and delaying the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008.

In October 2008 the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active” (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to the Company’s September 27, 2008 financial statements. The application of the provisions of FSP 157-3 did not materially affect its results of operations or financial condition as of and for the periods ended September 27, 2008.

The Company adopted SFAS 157 for certain financial assets and financial liabilities within the scope of SFAS 157 in the first quarter of fiscal year 2009. See “Note 1. Basis of Presentation” for more detail. The adoption of SFAS 157 related to financial assets and liabilities did not have a material impact on its consolidated financial statements. The Company is currently evaluating the impact SFAS 157 will have on certain non-financial assets and non-financial liabilities within the scope of SFAS 157 when it becomes effective in fiscal year 2010.

Note 3. Mergers and Acquisitions

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

ABNH’s results of operations have been included in the Company’s consolidated financial statements subsequent to the date of acquisition. The financial information in the table below summarizes the combined results of operations of the Company and ABNH, on a pro forma basis, as though the companies had been combined as of the beginning of the period presented:

(in millions, except per share data)	September 29, 2007
Pro forma net revenue	$365.2
Reported net revenue	356.7
Pro forma net loss	(4.8)
Pro forma net loss per share
Basic	(0.02)
Diluted	(0.02)
Reported net loss	(6.9)
Reported net loss per share
Basic	(0.03)
Diluted	(0.03)

The unaudited, pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the merger had taken place at the beginning of the period presented.

Innocor Ltd. (“Innocor”)

In May 2007, the Company purchased Innocor Ltd. (“Innocor”) for $19.4 million in cash, including $0.3 million of direct transaction costs incurred in connection with the acquisition. In addition, JDSU was obligated to pay contingent cash consideration of up to approximately $4.0 million if certain revenue targets were achieved during the thirteen months from acquisition date through fiscal year end 2008. As the revenue targets were met within the timeframe specified, the additional consideration of $4.0 million was paid in August 2008.

Note 4. Balance Sheet and Other Details

Accounts Receivable Reserves and Allowances

The activities and balances for allowance for doubtful accounts and allowance for sales returns and other were as follows (in millions):

	June 28, 2008	Charged to Costs and Expenses	Deduction (1)	September 27, 2008
Allowance for doubtful accounts	$4.7	$0.3	$(0.3)	$4.7
Allowance for sales returns and other	0.3	—	(0.1)	0.2

Total accounts receivable reserves	$5.0	$0.3	$(0.4)	$4.9

(1)	Write-off of uncollectible accounts, net of recoveries

Inventories

Inventories are stated at the lower of cost or market, and include material, labor, and manufacturing overhead costs. The components of inventories were as follows (in millions):

	September 27, 2008	June 28, 2008
Deferred cost of sales	$13.2	$14.5
Finished goods	46.7	51.6
Work in process	57.2	56.3
Raw materials and purchased parts	68.7	66.5

Total inventories	$185.8	$188.9

During the three months end September 27, 2008 and September 29, 2007, the Company recorded write-downs of inventories of $0.3 million, and $1.8 million, respectively.

The Company also sold previously written-down inventories of $5.6 million and $3.7 million during the three months ended September 27, 2008 and September 29, 2007, respectively. In addition, the Company has an active scrap program and typically disposes of inventory that has been written down through the use of scrap dealers or physical disposal/destruction. During the three months ended September 27, 2008 and September 29, 2007, the Company scrapped $4.9 million and $11.7 million of fully reserved inventory, respectively.

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

Property, Plant and Equipment, Net

The components of property, plant and equipment, net were as follows (in millions):

	September 27, 2008	June 28, 2008
Land	$17.2	$17.3
Buildings and improvements	40.6	42.5
Machinery and equipment	307.3	298.6
Furniture, fixtures, software and office equipment	129.4	118.1
Leasehold improvements	62.2	61.8
Construction in progress	23.4	32.0

	580.1	570.3
Less: Accumulated depreciation	(368.6)	(357.1)

Property, plant and equipment, net	$211.5	$213.2

At September 27, 2008 and June 28, 2008, property, plant and equipment, net included $24.7 million and $25.4 million in land and buildings related to the Santa Rosa sale and leaseback transactions accounted for under the financing method, respectively. See “Note 5. Financing Obligation” for more detail.

During the three months ended September 27, 2008 and September 29, 2007, the Company recorded $16.7 million and $15.9 million, respectively, of depreciation expense.

During the three months ended September 27, 2008 and September 29, 2007, the Company recorded $0.2 million and $0.4 million, respectively, of impairments in the carrying value of property, plant and equipment primarily as a result of impairment analyses or the write-off of disposed fixed assets, excluding asset write-downs associated with restructuring activities.

Other Current Assets

The components of other current assets were as follows (in millions):

	September 27, 2008	June 28, 2008
Prepaid assets	$17.1	$18.4
Deferred income tax	0.9	1.0
Receivables from Fabrinet	5.0	2.3
Other receivables	14.6	21.0
Other current assets	7.0	7.3

Total other current assets	$44.6	$50.0

Other Non-Current Assets

The components of other non-current assets were as follows (in millions):

	September 27, 2008	June 28, 2008
Deposits	$4.5	$4.6
Deferred financing costs	4.7	5.1
Other	12.3	12.6

Total other non-current assets	$21.5	$22.3

Other Current Liabilities

The components of other current liabilities were as follows (in millions):

	September 27, 2008	June 28, 2008
Deferred revenue	$27.9	$35.7
Acquisition holdbacks and other related liabilities	2.4	6.0
Deferred compensation plan	6.2	6.8
VAT liabilities	5.3	6.8
Accrued expenses	61.0	85.4
Current portion of pension accrual	5.0	5.3
Other	4.3	5.0

Total other current liabilities	$112.1	$151.0

Other Non-Current Liabilities

The components of other non-current liabilities were as follows (in millions):

	September 27, 2008	June 28, 2008
Pension accrual and post employment benefits	$77.0	$81.4
Deferred taxes	20.6	22.3
Restructuring accrual	5.7	5.8
Financing obligation	31.3	31.4
Non-current income taxes payable	35.3	35.5
Asset retirement obligations	11.9	11.9
Other	28.6	30.0

Total other non-current liabilities	$210.4	$218.3

Interest and other income

The components of interest and other income were as follows (in millions):

	Three Months Ended
	September 27, 2008	September 29, 2007
Interest income	$6.9	$15.0
Foreign exchange gains, net	0.4	0.6
Gains on repurchase of Convertible Notes	0.1	4.2
Gain (loss) on equity investments	(0.7)	0.2
Impairment of investments	(3.2)	—
Other expense, net	(1.3)	(0.7)

Total interest and other income	$2.2	$19.3

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

The guarantee of up to $3.8 million was accounted for in accordance with FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The present value of the guarantee approximates the liability of $1.2 million which was included in Other non-current liabilities as of September 27, 2008.

As of September 27, 2008, of the total financing obligation related to Santa Rosa, $0.5 million was included in Other current liabilities, and $31.3 million was included in Other non-current liabilities. As of June 28, 2008 $0.5 million was included in Other current liabilities, and $31.4 million was included in Other non-current liabilities.

As of September 27, 2008, future minimum financing payments of the various leases are as follows (in millions):

Fiscal Years
Remainder of 2009	$1.9
2010	2.6
2011	2.7
2012	2.8
2013	2.6
2014	2.6
Thereafter	8.8

Total	$24.0

The lease payments due under the agreement reset to fair market rental rates upon the Company’s execution of the renewal options.

Note 6. Fair Value Measurements

Assets measured at fair value are summarized below (in millions):

		Fair value measurement at reporting date using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market instruments and funds	$250.8	$217.4	$—	$33.4
Fixed income available for sale securities	504.1	101.3	402.8	—
Marketable equity securities	6.3	6.3	—	—

Total assets (1)	$761.2	$325.0	$402.8	$33.4

(1)	$272.5 million included in cash and cash equivalents, $462.6 million in short-term investments, $11.9 million in restricted cash, and $14.2 million in long-term investments on the Company’s consolidated balance sheet.

The Company measures its cash equivalents, marketable securities, and foreign currency forward contracts at fair value, which does not materially differ from the carrying values of these instruments in the financial statements. Cash equivalents and marketable securities are classified within Level 1 or Level 2, with the exception of investments in the Reserve Prime Money Market Fund (the “Reserve Fund”) and in the Lehman Brothers securities. Level 1 and level 2 investments are classified as such because they are valued primarily using quoted prices in active markets for identical or similar assets or inputs other than quoted prices that are observable, and inputs that are not directly observable, but that are corroborated by observable market data. The Reserve Fund investment and the Lehman Brothers securities are classified within Level 3 because they are valued using unobservable inputs and management judgment due to the absence of quoted market prices and inherent lack of liquidity and these assumptions are significant. Our foreign currency forward contracts are typically classified within Level 2 because they are based on foreign currency rates quoted by banks, foreign currency dealers, and other public data sources. The foreign currency forward contracts, most with a term of less than 120 days, were transacted near month end; therefore, the fair value of the contracts is approximately zero.

The bond parity derivatives related to the convertible notes are classified within Level 1 because they are valued using quoted market prices in active markets. The fair value of the derivatives are approximately zero.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of September 27, 2008:

	Total	The Reserve Fund	Lehman Brothers securities
Balance as of June 28, 2008	$—	$—	$—
Transfer from Level 1	36.6	33.9	2.7
Other than temporary impairment recorded	(3.2)	(0.5)	(2.7)

Balance as of September 27, 2008	$33.4	$33.4	$—

The recent uncertainties in the credit markets have affected the Company’s investments in the Reserve Fund and Lehman Brothers securities. As a result, reliable Level 1 or Level 2 pricing is not available for these securities. In light of these developments, to determine the fair value for the investment in the Reserve Fund and the Lehman Brothers securities, the Company performed its own analyses as discussed above. Based on the outcomes of these analyses, the Company concluded that the fair value of its investments in the Reserve Fund and the Lehman Brothers securities was lower than their carrying value and, as a result, recorded an other than temporary impairment charge for $3.2 million for the period ended September 27, 2008. As of September 27, 2008, the Company classified its investments in the Reserve Fund as current assets because it reasonably expects that it will be able to redeem this investment and have the proceeds available for use in its operations within the next twelve months. However, the Company is not dependent on liquidating this investment in the next twelve months in order to meet its liquidity needs.

Total financial assets at fair value classified within Level 3 were 1.2% of total assets on the Company’s consolidated balance sheet as of September 27, 2008.

Note 7. Goodwill

The following table presents goodwill allocated to the reportable segments (in millions):

	September 27, 2008	June 28, 2008
Optical Communications	$203.3	$201.9
Communications Test and Measurement	478.9	494.2
Advanced Optical Technologies	69.0	68.3
All Other, Commercial Lasers	29.9	31.8

Total	$781.1	$796.2

The Company reviews goodwill and long-lived assets for impairment annually during the fourth quarter of the fiscal year or more frequently if events or circumstances indicate that an impairment loss may have occurred. In the fourth quarter of fiscal 2008, the Company completed the annual impairment test of goodwill and long-lived assets, which indicated that there was goodwill and long-lived asset impairments related to two of its reporting units. These goodwill and long-lived assets were impaired in the fourth quarter of fiscal year 2008. There were no events or changes in circumstances during the three months ended September 27, 2008, which triggered an impairment review. Given the current economic environment and the uncertainties regarding the potential impact on the Company’s business, if forecasted revenue and margin growth rates of certain reporting units are not achieved, it is reasonably possible that an impairment review may be triggered for goodwill and long-lived assets prior to the next annual review in the fourth quarter of fiscal 2009. If a triggering event causes an impairment review to be required before the next annual review, it is not possible at this time to determine if an impairment charge would result or if such charge would be material.

The goodwill balance is adjusted quarterly to record the effect of currency translation adjustments.

Note 8. Acquired Technology and Other Intangibles

The following tables present details of the Company’s acquired technology and other intangibles (in millions):

As of September 27, 2008:	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$460.3	$(202.6)	$257.7
Other	255.1	(122.6)	132.5

Total intangibles	$715.4	$(325.2)	$390.2

As of June 28, 2008:	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$460.3	$(190.5)	$269.8
Other	265.8	(119.5)	146.3

Total intangibles	$726.1	$(310.0)	$416.1

During the three months ended September 27, 2008 and September 29, 2007, the Company recorded $19.6 million and $18.9 million, respectively, of amortization expense relating to acquired technology and other intangibles.

Based on the carrying amount of acquired technology and other intangibles as of September 27, 2008, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
Remainder of 2009	$55.7
2010	70.0
2011	66.9
2012	64.8
2013	48.9
Thereafter	83.9

Total amortization	$390.2

The acquired technology and other intangibles balance are adjusted quarterly to record the effect of currency translation adjustments. See “Note 7. Goodwill” for discussion on impairment review.

Note 9. Impairment of Other Long-Lived Assets

During the three months ended September 27, 2008 and September 29, 2007, in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company recorded $0.2 million and $0.4 million, respectively, of impairments in the carrying value of long-lived assets sold.

Note 10. Convertible Debt and Letters of Credit

The following table presents details of the Company’s long-term debt (in millions):

	September 27, 2008	June 28, 2008
1% senior convertible notes	$425.0	$425.0
Zero coupon senior convertible notes	75.0	83.0

Total convertible debt	500.0	508.0
Less: current portion	(75.0)	(83.0)

Total long-term debt	$425.0	$425.0

Based on quoted market prices, as of September 27, 2008 and June 28, 2008, the fair market value of the 1% Senior Convertible Notes was approximately $320.9 million and $334.9 million, respectively, and the fair market value of the Zero Coupon Senior Convertible Notes was approximately $74.3 million and $80.8 million, respectively. Changes in fair market value reflect the change in the market price of the notes.

The Company was in compliance with all debt covenants as of September 27, 2008.

1% Senior Convertible Notes

On June 5, 2006, the Company completed an offering of $425 million aggregate principal amount of 1% Senior Convertible Notes due 2026. Proceeds from the notes amounted to $415.9 million after issuance costs. The $9.1 million of costs incurred in connection with the issuance of the notes were capitalized and are being amortized to Interest expense on a straight-line basis for seven years which approximates the charge using the effective interest method. As of September 27, 2008, the unamortized portion of the issuance costs related to the notes was $6.1 million and was included in “Other current assets” and “Other non-current assets” on the Consolidated Balance Sheets.

Zero Coupon Senior Convertible Notes

On October 31, 2003, the Company completed the sale of $475.0 million aggregate principal amount of Zero Coupon Senior Convertible Notes due in 2010. Proceeds from the notes amounted to $462.3 million after issuance costs. The Company has the right to redeem the notes beginning November 15, 2008. Holders of the notes may require the Company to repurchase the notes on November 15, 2008. As of September 27, 2008, the zero coupon convertible notes are classified as current based on the Company’s expectation that they will be retired within one year.

During the first quarter of fiscal 2009, the Company repurchased an additional $8.0 million aggregate principal amount of the Notes for $7.9 million in cash. In connection with the repurchase, the Company recognized a gain of $0.1 million, net of the write-off of debt issuance costs. The net gain of $0.1 million was recognized in Interest and other income. After giving effect to the repurchase, the total amount of Zero Coupon Senior Convertible Notes outstanding as of September 27, 2008 was $75.0 million. This additional repurchase reduced the number of conversion shares potentially issuable in relation to the Zero Coupon Notes by approximately 0.2 million from 2.1 million shares to 1.9 million shares.

The $12.7 million of costs incurred in connection with issuance of the Notes were capitalized and are being amortized to Interest expense on a straight-line basis over five years. As of September 27, 2008, the remaining unamortized issuance costs related to the outstanding notes were minimal and were included in “Other current assets” on the Consolidated Balance Sheets.

Outstanding Letters of Credit

As of September 27, 2008, the Company had 14 standby letters of credit totalling $17.2 million.

Note 11. Restructuring

The Company continues to take advantage of opportunities to further reduce costs through targeted, customer-driven restructuring events intended to consolidate the Company and rationalize the manufacture of its products based on core competencies and cost efficiencies. As of September 27, 2008, the Company’s total restructuring accrual was $11.7 million. During the three months ended September 27, 2008 and September 29, 2007, the Company incurred restructuring expenses of $2.6 million and $1.1 million, respectively.

During the first quarter of fiscal 2009, the Company recorded $2.6 million in restructuring charges which included $2.0 million for severance and benefits, $0.2 million for manufacturing transfer cost, and $0.4 million to adjust accruals on previously restructured leases. Two hundred three employees were notified for termination, 181 in manufacturing, 19 in research and development and 3 in selling, general and administrative functions. Of these notified employees, 200 were located in North America, 2 were located in Asia, and 1 was located in Europe. As of September 27, 2008, 6 of these employees have been terminated. Payments related to severance and benefits are expected to be paid off by the fourth quarter of fiscal 2010.

During the first quarter of fiscal 2008, the Company recorded $1.1 million in restructuring charges which included $1.1 million for severance and benefits, $0.2 million for manufacturing transfer cost, and $(0.2) million to adjust accruals on previously restructured leases. Forty one employees were notified for termination, 27 in manufacturing, 4 in research and development and 10 in selling, general and administrative functions. Of these notified employees, 18 were located in North America and 23 were located in Asia. As of September 27, 2008, all of these employees have been terminated.

The following table summarizes the Company’s restructuring activities (in millions):

	Workforce Reduction	Facilities and Equipment	Lease Costs	Total	Other Lease Exit Costs
Accrual balance as of June 28, 2008	$4.4	$—	$7.1	$11.5	$6.0
Restructuring charges	2.0	0.2	0.4	2.6	0.1
Cash payments	(1.2)	(0.2)	(1.0)	(2.4)	(0.2)

Accrual balance as of September 27, 2008	$5.2	$—	$6.5	$11.7	$5.9

The current and non-current portions of the total restructuring accrual were as follows (in millions):

	September 27, 2008	June 28, 2008
Current	$6.0	$5.7
Non-current	5.7	5.8

Total	$11.7	$11.5

The non-current portion of the restructuring accrual is included as a component of “Other non-current liabilities” in the Company’s Consolidated Balance Sheet. In addition, restructuring expenses are not allocated at the reporting segments level.

Other lease exit costs relating to the Ottawa facility are included in Other liabilities as follows (in millions):

	September 27, 2008	June 28, 2008
Current	$0.3	$0.3
Non-current	5.6	5.7

Total	$5.9	$6.0

Note 12. Income Tax

The Company recorded an income tax expense of $1.0 million and $2.5 million for the three months ended September 27, 2008 and September 29, 2007, respectively.

The income tax expense recorded for the three months ended September 27, 2008, primarily relates to income tax in certain foreign jurisdictions based on the Company’s forecasted pre-tax income for the year. In addition, we recorded a tax benefit of $1.8 million in the first quarter as a result of the enactment of the Housing Assistance Tax Act of 2008, which was signed by the President on July 30, 2008. The Act provides that taxpayers may elect to forego bonus depreciation on certain additions of qualified eligible property and, in turn, claim a refundable credit for a portion of its unused AMT and research credits.

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

On July 1, 2007, the Company adopted the provisions of FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement 109” (“FIN 48”). As of September 27, 2008 and June 28, 2008 the Company’s unrecognized tax benefits totaled $71.1 million and $71.9 million, respectively, and are included in deferred taxes and other non-current tax liabilities, net. The Company had $30.8 million accrued for the payment of interest and penalties at September 27, 2008.

Note 13. Stockholders’ Equity

Stock Repurchase

During the first quarter of fiscal 2009, the Company repurchased approximately 7.6 million shares of common stock in open market purchases at an average price of $11.40 per share, completing the $200 million share repurchase program authorized by the Company’s Board of Directors on May 15, 2008. The total purchase price of $86.8 million was reflected as a decrease to common stock based on the stated par value per share with the remainder to accumulated deficit.

Note 14. Stock-Based Compensation

Overview

The impact on the Company’s results of operations of recording stock-based compensation by function for the three month period ended September 27, 2008 and September 29, 2007 was as follows (in millions):

	Three Months Ended
	September 27, 2008	September 29, 2007
Cost of sales	$1.7	$1.2
Research and development	2.3	2.5
Selling, general and administrative	9.1	7.3

	$13.1	$11.0

Approximately $1.9 million of stock-based compensation was capitalized as inventory at September 27, 2008.

The Company primarily issues Full Value Awards under the 2003 Equity Incentive Plan. As of September 27, 2008, common stock available for grant was 5.4 million shares for these awards.

Stock Options

The exercise price for stock options is equal to the fair value of the underlying stock at the date of grant. Options generally become exercisable over a four-year period and, if not exercised, expire from five to ten years after the date of grant.

The following is a summary of options activities (in millions, except per share amounts):

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price
Balance as of June 28, 2008	15.1	$56.71
Granted	—	—
Forfeited	(0.2)	19.85
Exercised	—	—
Canceled	(0.4)	251.54

Balance as of September 27, 2008	14.5	51.68

As of September 27, 2008, $25.5 million of unrecognized stock-based compensation cost related to stock options remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 1.7 years.

Employee Stock Purchase Plan (“ESPP”)

The JDS Uniphase Corporation 1998 Employee Stock Purchase Plan, has 50.0 million shares authorized to be issued, under which 1.5 million shares remained available for issuance as of September 27, 2008.

As of September 27, 2008, $0.4 million of unrecognized stock-based compensation cost related to ESPP remains to be amortized. That cost is expected to be recognized through the third quarter of fiscal 2009.

Full Value Awards

A summary of the status of the Company’s nonvested Full Value Awards as of September 27, 2008 and changes during the same period is presented below (amounts in millions, except per share amounts):

	Full Value Awards
	Performance shares	Non- performance shares	Total number of shares	Weighted- average grant- date fair value
Nonvested at June 28, 2008	1.0	6.0	7.0	$13.14
Awards granted	0.4	0.3	0.7	10.41
Awards vested	(0.2)	—	(0.2)	13.56
Awards forfeited	(0.2)	(0.2)	(0.4)	13.37

Nonvested at September 27, 2008	1.0	6.1	7.1	12.84

As of September 27, 2008, $56.5 million of unrecognized stock-based compensation cost related to Full Value Awards remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 2.3 years.

Full Value Awards are converted into shares upon vesting. Shares equivalent in value to the minimum withholding taxes liability on the vested shares are withheld by the Company for the payment.

Note 15. Employee Defined Benefit Plans

The Company sponsors qualified and non-qualified pension plans for certain past and present employees in the UK and Germany. The Company also is responsible for the non-pension postretirement benefit obligation of a previously acquired subsidiary. The plans have been closed to new participants and no additional service costs are being accrued. Benefits are generally based upon years of service and compensation or stated amounts for each year of service. As of September 27, 2008 the UK plan was partially funded while the other plans were unfunded. The Company’s policy for funded plans is to make contributions equal to or greater than the requirements prescribed by law or regulation. For unfunded plans, the Company pays the postretirement benefits when due. Future estimated benefit payments are summarized below. No other required contributions to defined benefit plans are expected in fiscal 2009. The funded plan assets consist primarily of managed investments.

The following table presents the components of the net periodic cost for the pension and benefits plans (in millions):

	Three Months Ended
Pension Benefits	September 27, 2008	September 29, 2007
Service cost	$—	$—
Interest cost	1.5	1.5
Expected return on plan assets	(0.3)	(0.4)
Recognized net actuarial (gains)/losses	(0.1)	—

Net periodic benefit cost	$1.1	$1.1

	Three Months Ended
Other Post Retirement Benefit Plans	September 27, 2008	September 29, 2007
Service cost	$—	$—
Interest cost	—	—
Expected return on plan assets	—	—

Net periodic benefit cost	$—	$—

Underlying both the calculation of the projected benefit obligation and net periodic cost are actuarial valuations. These valuations use participant-specific information such as salary, age, years of service, and assumptions about interest rates, compensation increases and other factors. At a minimum, the Company evaluates these assumptions annually and makes changes as necessary.

The Company expects to incur cash outlays of approximately $5.0 million related to its defined benefit pension plans during fiscal 2009 to make current benefit payments and fund future obligations. As of September 27, 2008, approximately $0.9 million had been incurred. These payments have been estimated based on the same assumptions used to measure the Company’s PBO at June 28, 2008.

Note 16. Related Party Transactions

Fabrinet Co. (“Fabrinet”)

As of September 27, 2008, a privately held contract manufacturing company in which the Company has a long-term investment, was both a customer and supplier. The purchases and sales of items between the Company and Fabrinet have been evaluated for accounting under Emerging Issues Task Force Abstract No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products” (“EITF 01-09”). Based on this evaluation, the Company determined that there is an identifiable benefit that was sufficiently separable from the customer’s purchase of the Company’s products and the fair value of that benefit was reasonably estimable in relation to sales to other third parties. As of September 27, 2008 and June 28, 2008, the carrying value of the Company’s investment in Fabrinet was $2.0 million. As of September 27, 2008, Fabrinet also owed the Company approximately $5.0 million representing trade accounts receivable relating to product sales.

The Fuzhou, China legal entities and certain assets of the Ewing and Mountain Lakes, New Jersey facilities were sold to Fabrinet in May 2005. The Company received a note of $10.7 million payable in quarterly installments over four years from Fabrinet and a receivable of $19.0 million for the inventory at Ewing and Mountain Lakes, New Jersey payable in quarterly installments over one year. At September 27, 2008, the related balance receivable from Fabrinet was $1.8 million for the note and zero for the inventory.

Harmonic Inc. (“Harmonic”)

As of September 27, 2008, the Chairman of JDSU’s Audit Committee was also a member of the Board of Directors of Harmonic, a publicly held company which designs, manufactures and sells systems and software that enable network operators to provide a range of interactive and advanced digital services. Harmonic is a customer of the Company.

KLA-Tencor Corporation (“KLA-Tencor”)

As of September 27, 2008, the Chief Executive Officer of JDSU was also a member of the Board of Directors of KLA-Tencor, a publicly held company which provides process control and yield management solutions for semiconductor manufacturing. KLA-Tencor is a customer of the Company.

Micralyne, Inc. (“Micralyne”)

Micralyne, a privately held manufacturer of microfabricated and MEMS (Micro-Electro-Mechanical-Systems) based products in which the Company has a long-term investment, is a supplier of the Company. As of September 27, 2008 and June 28, 2008, the carrying value of the Company’s investment in Micralyne was $0.5 million. During the first quarter of fiscal 2007, the Company signed two loan agreements with Micralyne to provide an equipment loan of up to $1.4 million and a working capital line of up to $1.6 million. As of September 27, 2008, the balances of the equipment and working capital loans were zero and $0.5 million, respectively.

Transactions and balances with the Company’s related parties were as follows (in millions):

	Three Months Ended
	September 27, 2008	September 29, 2007
Sales:
Fabrinet *	$5.3	$4.1
Harmonic	0.3	0.3
KLA-Tencor	2.0	1.5
Micralyne	—	—

	$7.6	$5.9

Purchases:
Fabrinet	$22.5	$24.0
Harmonic	—	—
KLA-Tencor	—	—
Micralyne	0.3	0.2

	$22.8	$24.2

Receivables:
Fabrinet	$6.8	$7.8
Harmonic	0.1	0.1
KLA-Tencor	0.9	0.8
Micralyne	—	—

	$7.8	$8.7

Payables:
Fabrinet	$11.0	$5.9
Harmonic	—	—
KLA-Tencor	—	—
Micralyne	0.2	—

	$11.2	$5.9

*	Sales are related to sale of inventory

Note 17. Commitments and Contingencies

Tax Matters

The Company has been subject to a Dutch wage tax audit for calendar years 1999, 2000, and 2001, and a Texas franchise tax audit related to allocated taxable surplus capital for Texas report years 2001, 2002, and 2003. While the Company believes that it is reasonably possible that one or both of these audits may result in additional tax liabilities, based on currently available information, the Company believes the ultimate outcome of these audits will not have a material adverse effect on the Company’s financial position, cash flows or overall trends in results of operations. There is the possibility of a material adverse effect on the Company’s financial position, cash flows or overall trends in results of operations for the period in which these matters are ultimately resolved, if they are resolved unfavorably, or in the period in which an unfavorable outcome becomes probable. The range of the potential total tax liability related to these matters is estimated to be from $0.8 million to $46.2 million, plus interest and penalties.

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

The Optical Communications business segment provides components, modules, subsystems, and solutions used by communications equipment providers for telecommunications and enterprise data communications. These products enable the transmission of video, audio and text data over high-capacity fiber optic cables. These products include transmitters, receivers, amplifiers, ROADMS, optical transceivers, multiplexers and demultiplexers, switches, optical performance monitors and couplers, splitters and circulators.

(ii)	Communications Test and Measurement Business Segment:

The Communications Test and Measurement business segment supplies instruments, service assurance systems and services to enable the design, deployment, and maintenance of communication equipment and networks, as well as ensure the quality of services delivered to the end customer. These products and services provide solutions that accelerate the deployment of new services and lower operating expenses while improving performance and reliability. Included in the product portfolio are test tools and platforms for optical transport networks, DSL services, data networks, cable networks, digital video broadcast, and fiber characterization services.

(iii)	Advanced Optical Technologies Business Segment:

The Advanced Optical Technologies business segment provides inventive optical solutions for security and decorative applications, and thin-film coatings for a range of public and private sector markets. These products enhance and modify the behavior of light by using its reflection, absorption and transmission properties to achieve specific effects such as high reflectivity, antiglare, and spectral filtering. Specific product applications include computer-driven projectors, intelligent lighting systems, photocopiers, facsimile machines, scanners, security products, and decorative surface treatments.

(iv)	Commercial Lasers Business Segment:

The Commercial Lasers business segment provides components and subsystems used in a wide variety of OEM applications. Our broad portfolio addresses the needs of laser clients in markets and applications such as biotechnology, materials processing, semiconductor wafer processing, solar cell processing, graphics and imaging, remote sensing/ranging, and precision machining. These products include diode-pumped solid-state lasers, industrial diode lasers, gas lasers, fiber-based lasers, and photonic power delivery systems.

The accounting policies of the reportable segments are the same as those described in the Company’s Annual Report on Form 10-K/A for the year ended June 28, 2008. The Company evaluates segment performance based on operating income (loss) excluding infrequent or unusual items.

The amounts shown as Corporate consist of certain unallocated corporate-level operating expenses. In addition, the Company does not allocate restructuring charges, income taxes, or non-operating income and expenses to its segments.

Information on reportable segments is as follows (in millions):

	Three Months Ended
	September 27, 2008	September 29, 2007
Net revenue:
Optical Communications	$140.6	$116.0
Communications Test and Measurement	165.3	173.3
Advanced Optical Technologies	53.5	48.0
All Other, Commerical Lasers	21.4	19.9
Deferred revenue related to purchase accounting adjustment	(0.1)	(0.5)

Net revenue	$380.7	$356.7

Operating income (loss):
Optical Communications	$7.5	$(3.3)
Communications Test and Measurement	26.0	26.7
Advanced Optical Technologies	21.7	18.3
All Other, Commerical Lasers	1.6	(2.5)
Corporate	(36.4)	(31.4)

Total segment operating income	20.4	7.8
Unallocated amounts:
Stock based compensation	(13.1)	(11.0)
Acquisition-related charges and amortization of intangibles	(19.7)	(19.4)
Impairment of other long-lived assets	(0.2)	(0.4)
Restructuring charges	(2.6)	(1.1)
Realignment and other charges	(1.4)	2.6
Interest and other income	2.2	19.3
Interest expense	(2.0)	(2.2)
Gain on sale of investments	1.0	—

Loss before income taxes	$(15.4)	$(4.4)

Note 19. Guarantees

Product Warranties

The following table presents the changes in the Company’s warranty reserve (in millions):

	Three Months Ended
	September 27, 2008	September 29, 2007
Balance as of beginning of period	$10.1	$10.3
Provision for warranty	2.0	2.3
Utilization of reserve	(0.1)	(0.2)
Adjustments related to pre-existing warranties (including changes in estimates)	(1.6)	(2.8)

Balance as of end of period	$10.4	$9.6

Note 20. Legal Proceedings

Pending Litigation

The Securities Litigation:

On January 29, 2007, a securities action was filed in the Northern District of California against the Company and several of the Company’s former officers and directors. That action, Central States Southeast and Southwest Areas Pension Fund v. JDS Uniphase Corp., No. 07-0584 CW, is based on allegations similar to those made in In re JDS Uniphase Corporation Securities Litigation, a securities class action that tried to a jury verdict in favor of defendants on all claims in November 2007. The Central States complaint asserts claims under Sections 10(b), 14(a), and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933. The Central States complaint seeks unspecified damages on behalf of a pension fund that purportedly purchased Company securities between October 28, 1999, and July 26, 2001, and elected to opt-out of participation in In re JDS Uniphase Corporation Securities Litigation. On February 14, 2007, the Central States action was deemed related to In re JDS Uniphase Corporation Securities Litigation and was assigned to Judge Claudia Wilken. Pursuant to the Court’s order, the parties participated in mediation on August 7, 2008, and reached an agreement in principle to resolve all claims on confidential terms.

The Derivative Actions:

Derivative actions purporting to be brought on the Company’s behalf have been filed in state and federal courts against several of the Company’s current and former officers and directors based on the same events alleged in the securities litigation. The complaint in Corwin v. Kaplan, No. C-02-2020 CW (N.D. Cal.), asserted state law claims for breach of fiduciary duty, misappropriation of confidential information, waste of corporate assets, indemnification, and insider trading. The complaint sought unspecified damages. In January 2005, the Court stayed the action pending resolution of In re JDS Uniphase Corporation Securities Litigation. On May 8, 2008, Plaintiffs filed an amended complaint. Defendants moved to dismiss the amended complaint on June 20, 2008. On September 16, 2008, the Court granted that motion with prejudice and entered final judgment in favor of Defendants on all claims. No appeal from the judgment has been filed and the period for appeal has expired.

In the California state derivative action, In re JDS Uniphase Corporation Derivative Litigation, Master File No. CV806911 (Santa Clara Super. Ct.), the complaint asserts claims for breach of fiduciary duty, waste of corporate assets, abuse of control, gross mismanagement, unjust enrichment, and constructive fraud purportedly on behalf of the Company and certain of its current and former officers and directors. The complaint also asserts claims for violation of California Corporations Code Sections 25402 and 25502.5 against defendants who sold the Company’s stock and asserts claims for breach of contract, professional negligence, and negligent misrepresentation against the Company’s former auditor, Ernst & Young LLP. The complaint seeks unspecified damages. On June 30, 2008, Defendants updated their demurrers to the complaint and Defendant Ernst & Young also moved to compel arbitration of Plaintiffs’ claims against it. On August 15, 2008, the Court issued a minute order sustaining the demurrers with leave to amend, denying the motion to compel arbitration as moot, and allowing plaintiffs 90 days to file an amended complaint. On October 27, 2008, Plaintiffs agreed in principle to dismiss the action with prejudice, with all parties bearing their own costs. No payment will be made in connection with the proposed dismissal. The parties are preparing documents necessary to implement the dismissal.

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

Plaintiffs filed a second amended complaint on June 30, 2006. Defendants answered the complaint on July 6, 2006, and JDSU asserted counterclaims for breach of contract. The Court dismissed those counterclaims on September 11, 2006. On December 15, 2006, defendants moved for summary judgment on the ground that the named plaintiffs lacked standing. On the same day, plaintiffs moved for class certification. On April 24, 2007, the Court denied defendants’ motion for summary judgment as to plaintiff Douglas Pettit, deferred ruling on the motion for summary judgment as to plaintiff Eric Carey, and deferred ruling on plaintiffs’ motion for class certification. Both sides have taken discovery. Following the verdict for defendants in In re JDS Uniphase Corporation Securities Litigation, the court in the ERISA action vacated all existing deadlines, set a schedule for briefing a summary judgment motion based on collateral estoppel issues, and stayed discovery pending resolution of that motion. By Order dated April 17, 2008, the Court modified the briefing schedule for JDSU’s summary judgment motion and ordered the parties to engage in mediation. Defendants moved for summary judgment on collateral estoppel issues on May 2, 2008. The parties participated in mediation on October 10, 2008, and reached an agreement in principle to resolve all claims.

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

Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q which are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. A forward-looking statement may contain words such as “anticipates that,” “believes,” “can impact,” “continue to,” “estimates,” “expects to,” “intends,” “may,” “plans,” “potential,” “projects,” “to be,” “will be,” “will continue to be,” “continuing,” “ongoing,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements regarding: our expectations related to the impact of recent accounting pronouncements on our consolidated financial statements; our expectation related to lease expenses through fiscal 2018; our belief that the Company’s current process for writing down inventory appropriately balances the risk in the marketplace with a fair representation of the realizable value of the Company’s inventory; our expectation that the zero coupon convertible notes will be retired within one year; our plan to continue to take advantage of opportunities to further reduce costs through targeted, customer-driven restructuring events; our expectation that payments related to severance and benefits will be paid off in fiscal 2010; our expectation to recognize $25.5 million of unrecognized stock-based compensation cost related to stock options over an estimated amortization period of 1.7 years; our expectation to amortize $0.4 million of unrecognized stock-based compensation cost related to our ESPP in the third quarter of fiscal 2009; our expectation to amortize $56.5 million of unrecognized stock-based compensation cost related to Full Value Awards over an estimated amortization period of 2.3 years; our expectation that the Company will not have to contribute to defined benefit plans in fiscal 2009; our expectation to incur cash outlays of approximately $5.0 million related to our defined benefit pension plan in fiscal 2009; our belief that the ultimate outcome of the Dutch and Texas tax audits will not have a material adverse effect on our financial position, cash flows or overall trends in results in operations; our expectation that the Company’s potential tax liability related to a Dutch wage tax audit and a Texas franchise tax audit will be from $0.8 million to $46.2 million, plus interest and penalties; management’s belief that the factual allegations and circumstances underlying the securities actions, derivative actions, and the ERISA class action are without merit; our expectation that we will continue to encounter a number of industry and market structural risks and uncertainties that will limit our business climate and market visibility; our expectation that the current trend of consolidation in the communications industry will continue; our expectation that risks related to manufacturing transitions of our North American assembly manufacturing program will continue and are expected to diminish over the next several quarters; our expectation that the introduction of new product programs and introductions will continue to incur higher start-up costs and increased yield and product quality risk among other issues; our belief that investment in research and development (“R&D”) is critical to attaining our strategic objectives; our continued efforts to reduce total operating spending; our intention to continue to address our selling, general and administrative (“SG&A”) expenses and reduce these expenses as and when opportunities arise; our expectations regarding future SG&A expenses; our expectation that none of the non-core SG&A expenses will have a material adverse impact on our financial condition; restructuring estimates related to sublease income or lease settlements; our assumptions related to pension and postretirement benefits; our belief that our assumptions related to discount rate movements in connection with calculating benefit costs is conservative; our estimates related to post-acquisition investment in research and development and the projected completion date of post-acquisition research and development; our belief that our existing cash balances and investments will be sufficient to meet our liquidity and capital spending requirements at least through the next 12 months; and our expectation that gains and losses on derivatives will be offset by re-measurement gains and losses on the foreign currency dominated assets and liabilities.

Management cautions that forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in such forward-looking statements. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, including, without limitation, the following: inability to accurately predict product life cycles, technological and product changes, demand visibility for our products and other market conditions affecting our inventory; failure to reduce manufacturing costs through restructuring efforts; inaccurate estimates related to payments of severance and benefits to terminated employees; difficulty in estimating the amortization period of stock based compensation cost of stock option and our ESPP; difficulty in predicting the amortization period of Full Value Awards; inability to accurately predict the amount of money the Company must contribute to its pension plans as legally mandated; inability to accurately predict cash outlays related to defined benefit pension plan; inaccurate assessment of our tax liability as a result of acquisitions and tax audits; inherent uncertainty surrounding the litigation process and the fact that litigation could result in substantial cost and diversion of our management’s attention; inability to accurately predict pricing pressures, changes to our customer base, the strength of our competition in Asia, product mix variability, seasonal buying patterns and excess device manufacturing capacity; delays in introducing new product programs; unexpected interruptions in manufacturing new products; inability to accurately predict market acceptance of new products; lack of resources set aside for investment in R&D; unanticipated SG&A expenses and inaccuracies as to the impact of SG&A expenses on the Company’s financial condition; inherent difficulties in predicting lease settlements and income from subleases; inability to successfully implement strategic opportunities and expand our customer base, expertise and diversify our product portfolio; unanticipated complications with our acquisitions that weaken our core business; inability to grow through organic initiatives; difficulties in quantifying the Company’s obligation to contribute funds to pension and post-retirement benefits plans of acquired subsidiaries; changes in actuarial assumptions; unanticipated investment post-acquisition in research and development related to Picolight; inherent unpredictability related to the valuation of foreign currencies, and other factors set forth in “Risk Factors” and elsewhere herein. Further, our future business, financial condition and results of operations could differ materially from those anticipated by such forward-looking statements and are subject to risks and uncertainties including the risks set forth above and in Part II, Item 1A “Risk Factors” set forth in this Form 10-Q. Moreover, neither we assume nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. Forward-looking statements are made only as of the date of this Report and subsequent facts or circumstances may contradict, obviate, undermine or otherwise fail to support or substantiate such statements. We are under no duty to update any of the forward-looking statements after the date of this Form 10-Q to conform such statements to actual results or to changes in our expectations.

In addition, Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K/A for the year ended June 28, 2008.

OUR INDUSTRIES AND QUARTERLY DEVELOPMENTS

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

JDSU customers such as, Alcatel-Lucent, Ciena, Cisco Systems, Ericsson, Fujitsu, Hewlett-Packard, Huawei, IBM, Nokia Siemens Networks, Nortel, and Tellabs manufacture network equipment used to create telecommunications and data communications.

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

JDSU provides instruments, service assurance systems and services for communications network operators and equipment manufacturers that deliver and/or operate broadband/IP networks (cable, fixed and mobile) deploying triple- and quad-play services (voice, video, data, and wireless). Our solutions help accelerate the deployment of new services, lower operating expenses, reduce customer turnover with improved quality of service, and increase productivity across each critical phase of the network lifecycle, including research and development, production, deployment, and service assurance. JDSU enables the effective management of services, such as VoIP and IPTV, by providing visibility into the end-user experience, and also provides repair, calibration, instrument management and other services to aid its customers in the rapid deployment and repair of networks and services. JDSU test solutions address lab and production (capacity expansion, 40G), field service (triple-play deployments for cable, telecom, FTTx, and home networking) and service assurance (quality of experience, or QoE, for Ethernet and IP services, including cable, wireless and fixed/telecom networks).

JDSU customers for communications test and measurement solutions include the world’s largest communications service providers, communications equipment manufacturers, government organizations, and corporations. This includes major telecom and cable operators such as AT&T, Bell Canada, British Telecom, China Telecom, Comcast, Deutsche Telecom, France Telecom, Telefonica, Telmex, TimeWarner, Verizon, and many others. JDSU test and measurement customers also include many of the network equipment manufacturers served by our optical communications group, including Alcatel-Lucent, Ciena, Cisco Systems, Fujitsu, Huawei, Motorola, and Nortel.

Advanced Optical Technologies

The Advanced Optical Technologies (AOT) business segment leverages its core technology strengths of optics and materials science to manage light and/or color effects. With deep experience in optical coating technology, AOT develops innovative solutions that meet the needs of a variety of markets—from holograms to space exploration. AOT consists of the Authentication Solutions Group (ASG), the Custom Optics Product Group (COPG), and the Flex Products Group.

Our AOT segment spans several markets including multilayer product security techniques, which involve overt and covert product verification for protection against diversion, brand erosion, and lost revenue due to counterfeiting. These technologies safeguard brands in the pharmaceutical, consumer electronics, printing/imaging supplies, and fast-moving consumer good industries through innovative color-shifting properties. Our holographic technologies, which manage light and color, also protect transaction cards issued by more than 20,000 financial institutions worldwide.

AOT produces precise, high-performance, optical thin-film coatings for a variety of applications in government and aerospace, biomedical, telecommunications, office automation, and other markets. These applications include night-vision goggles, satellite solar covers, medical instrumentation, optical communications components, fax machines, computer-driven projectors, and event lighting.

In addition, we offer unique solutions for product finishes and decorative packaging that can be applied to a wide variety of substrates. These include innovative, optically-based color-shifting solutions that provide product enhancement for brands in the pharmaceutical, automotive, consumer electronics, and fast-moving consumer goods industries.

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

Commercial Lasers

The Commercial Lasers business segment provides components and subsystems used in a wide variety of original equipment manufacturer (OEM) applications, from low- to high-power output, ultraviolet (UV), visible, and IR wavelengths. Our broad portfolio addresses the needs of laser clients in markets and applications such as biotechnology, materials processing, semiconductor wafer processing, solar cell processing, graphics and imaging, remote sensing/ranging, and other precision machining.

Core laser technologies include continuous-wave (cw), q-switched, and mode-locked lasers addressing application needs from cw to Megahertz repetition rates. Our products include diode-pumped solid-state lasers, industrial diode lasers, gas lasers, fiber-based lasers, and photonic power delivery systems.

JDSU provides commercial lasers to clients such as Applied Biosystems, ASML, Beckman Coulter, Disco, Eastman Kodak, Electro Scientific Instruments, General Dynamics, Han’s Laser, KLA Tencor, Panasonic, and Sony.

Photonic Power

Traditional power provided over copper cables is susceptible to radio frequency (RF) and EMI interference. Photonic power is an innovative power-over-fiber delivery system that converts optical power to electrical power. Since it is delivered over nonconducting fiber optic cable, it is immune to the surrounding environment, is lighter, generates less heat, and is spark-free. JDSU is a pioneer in this emerging market. This innovative power source can be used to drive sensors, gauges, actuators, low-power communications devices, and innumerable other electronic devices. The isolated nature of the power delivery makes it ideal for applications that require a spark-free environment or that operate under high levels of RF, EMI, voltage, or other harsh environmental conditions. Power is provided without contributing any adverse effects. This technology can be used in an ever-increasing number of applications, including medical, energy, defense, aerospace, fiber optic and wireless communications, and industrial sensors.

During the first quarter of fiscal 2009:

•

Net revenue in the first quarter of fiscal 2009 increased 7%, or $24.0 million, to $380.7 million from $356.7 million in the first quarter of fiscal 2008. Net revenue in the first quarter of fiscal 2009 consisted of $140.6 million, or approximately 37% of net revenue, from Optical Communications, $165.3 million, or approximately 43% of net revenue, from Communications Test and Measurement, $53.5 million, or approximately 14% of net revenue, from Advanced Optical Technologies, and $21.4 million, or approximately 6% of net revenue, from Commercial Lasers and other. Communications Test and Measurement net revenue includes $(0.1) million of deferred revenue that is eliminated from consolidated revenue as a result of purchase accounting adjustments.

•

Gross profit in the first quarter of fiscal 2009 increased to 40% from 37% in the same quarter a year ago. The improvement in gross margin in the Optical Communications segment was primarily due to favorable product mix; as well as increased gross profit of Advanced Optical Technologies segment, mostly from its Authentication Solution product group; better product mix, with higher margin products representing a higher share of revenue, coupled with the impact of our on-going manufacturing cost reduction programs.

•

Combined research and development (“R&D”) and selling, general and administrative (“SG&A”) expenses, as a percent of net revenue, remained constant at 41% in the first quarter of fiscal 2009 from 41% in the same quarter a year ago.

RECENT ACCOUNTING PRONOUNCEMENTS

See “Note 2. Recent Accounting Pronouncements” regarding the effect of certain recent accounting pronouncements on our consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Fair Value Measurements

In September 2006, the Financial Accounting Standard Board (“FASB”) issued Statement No. 157, Fair Value Measurements (“SFAS 157”). This statement does not require any new fair value measurements but clarifies the fair value definition, establishes a fair value hierarchy that prioritizes the information used to develop assumptions for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 clarifies that the fair value is the exchange price in an orderly transaction between market participants to sell the asset or transfer the liability in the market. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1 input), then to quoted prices (in non-active markets or in active markets for similar assets or liabilities), inputs other than quoted prices that are observable for the asset or liability, and inputs that are not directly observable, but that are corroborated by observable market data for the asset or liability (Level 2 input), then the lowest priority to unobservable inputs, for example, our own data about the assumptions that market participants would use in pricing an asset or liability (Level 3 input). It emphasizes that fair value is a market-based measurement, not an entity-specific measurement and a fair value measurement should therefore be based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. SFAS 157-1 to exclude SFAS 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions. Also in February 2008, the FASB issued FASB Staff Position No. FAS 157-2 to defer the effective date of SFAS 157 for one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis at least annually, which are deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We adopted SFAS 157 at the beginning of our fiscal year 2009.

In order to determine the implications of adopting SFAS 157, we reviewed all the assets and liabilities recorded on our balance sheet. Based on the results of our review, we determined that a majority of our assets and liabilities are either outside the scope of SFAS 157 and not required to be measured at fair value in our financial statements, or are subject to the deferred implementation FSP No 157-2. Therefore, the only assets and liabilities in our financial statements that were subject to SFAS 157 (i.e. measured at fair value on a recurring basis) at June 30, 2008 were our investment portfolio, foreign currency forward contracts, trading securities under a deferred compensation plan, and the bond parity derivatives related to the convertible notes.

For a description of the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements, refer to our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (“SEC’).

RESULTS OF OPERATIONS

The results of operations for the current period are not necessarily indicative of results to be expected for future years. The following table summarizes selected Consolidated Statement of Operations items (in millions, except for percentages):

	Three Months Ended
	September 27, 2008	September 29, 2007	Change	Percentage Change
Net revenue	$380.7	$356.7	$24.0	7%
Gross profit	150.7	133.7	17.0	13%
Percentage of net revenue	40%	37%
Research and development	45.1	46.6	(1.5)	-3%
Percentage of net revenue	12%	13%
Selling, general and administrative	112.3	100.2	12.1	12%
Percentage of net revenue	29%	28%
Amortization of other intangibles	7.1	6.9	0.2	3%
Percentage of net revenue	2%	2%
Impairment of other long-lived assets	0.2	0.4	(0.2)	-50%
Percentage of net revenue	—	—
Restructuring charges	2.6	1.1	1.5	136%
Percentage of net revenue	1%	—

Net revenue in the first quarter of fiscal 2009 increased 7%, or $24.0 million, to $380.7 million from $356.7 million in the same quarter a year ago. The increase is primarily due to an increased demand for our Optical Communications and Advanced Optical Technologies products. Optical communications business increased due to strong gains in the Transmission and Integrated Photonics business; as well as Modules product group. Advanced Optical Technologies business increased due to demand for our Document Authentication products, where revenue growth is the result of the recent acquisition of ABNH. The increase in net revenue was partially offset by a decline in the Service Assurance System, Lab and Production, and da Vinci business in the Communications Test and Measurement group.

Going forward, we expect to continue to encounter a number of industry and market structural risks and uncertainties that will limit our business climate and market visibility, and consequently, our ability to predict future revenue, profitability and general financial performance, and that could create quarter over quarter variability in one or more of our financial measures. These structural risks and uncertainties include: (a) strong pricing pressures, particularly within our Optical Communications markets, due to, among other things, a highly concentrated customer base, increasing Asian competition, excess device manufacturing capacity within the optical communications industry and a general commoditization trend for many of our products; (b) high product mix variability, particularly in our Optical Communications products, which causes revenue variability, as well as gross profit variability due to, among other things, factory utilization fluctuations and inventory and supply chain management complexities; (c) seasonal buying patterns within our Communications Test and Measurement customers, which causes significant seasonal revenue variation within this high gross margin business unit; and (d) continuing service provider business model uncertainty, which causes demand, revenue and profitability measure unpredictability at each level of the communications industry and (e) general weakness in the worldwide economic environment. Moreover, the current trend of communications industry consolidations is expected to continue, directly affecting our Optical Communication’s and Communications Test and Measurement’s customer base and adding additional risk and uncertainty to our financial and business predictability. A prolonged worldwide economic downturn may lead to lower sales volume or reduced sales growth, lower sales prices, shorter payment terms with vendors, extended payment terms with customers, lower gross margins, increased bad debts or product supply shortages, which would negatively impact our business and financial statements.

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

Gross Profit

Gross profit in the first quarter of fiscal 2009 increased 13%, or $17.0 million, to $150.7 million from $133.7 million in the same quarter a year ago. The increase is primarily due to gross profit increase in our Optical Communications segment, mostly from an increase in margins in the transmission and Integrated Photonics business and better product mix. Gross profit also increased in the Advanced Optical Technologies group due to recent acquisition of ABNH (Document Authentication products), as well as successful implementation of cost containment efforts and improved manufacturing efficiencies and yield improvements. This increase in gross profit was partially offset by an increase in acquisition-related costs in fiscal 2008. Gross profit excluding amortization expense of acquired developed technologies in the first quarter of fiscal 2009 increased 12%, or $17.5 million, to $163.2 million from $145.7 million in the first quarter of fiscal 2008.

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

Research and Development (“R&D”) and Selling, General and Administrative (“SG&A”)

R&D and SG&A expenses for the first quarter of fiscal 2009 increased 7%, or $10.6 million to $157.4 million, from $146.8 million in the same period a year ago. The increase is primarily due to increased selling expense on higher revenues, and offset by a decrease in R&D related to headcount reductions.

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

Amortization of Other Intangibles

Amortization of other intangibles for the three months ended September 27, 2008 increased 4%, or $0.7 million, to $19.6 million from $18.9 million in the same quarter a year ago. The increase is primarily due to the increase in our intangible assets subject to amortization as a result of our acquisitions of ABNH and Westover in fiscal 2008.

Based on the carrying amount of other intangibles as of September 27, 2008, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
Remainder of 2009	$55.7
2010	70.0
2011	66.9
2012	64.8
2013	48.9
Thereafter	83.9

Total amortization	$390.2

The other intangibles balance is adjusted quarterly to record the effect of currency translation adjustments.

Impairment of Goodwill

There were no goodwill impairment charges for the three months ended September 27, 2008 and September 29, 2007. Please refer to “Note 7. Goodwill” for more detail.

Impairment of Other Long-Lived Assets

During the three months ended September 27, 2008 and September 29, 2007, we recorded in accordance with SFAS 144, $0.2 million and $0.4 million, respectively, of impairments in the carrying value of long-lived assets sold.

Restructuring and Other Related Charges

We continue to take advantage of opportunities to further reduce costs through targeted, customer-driven restructuring events intended to consolidate and rationalize the manufacture of our products based on core competencies and cost efficiencies. See “Note 11. Restructuring” for more detail.

During the first quarter of fiscal 2009, we recorded $2.6 million in restructuring charges which included $2.0 million for severance and benefits, $0.2 million for manufacturing transfer cost, and $0.4 million to adjust accruals on previously restructured leases. Two hundred three employees were notified for termination, 181 in manufacturing, 19 in research and development and 3 in selling, general and administrative functions. Of these notified employees, 200 were located in North America, 2 were located in Asia, and 1 was located in Europe. As of September 27, 2008, 6 of these employees have been terminated. Payments related to severance and benefits are expected to be paid off by the fourth quarter of fiscal 2010.

During the first quarter of fiscal 2008, we recorded $1.1 million in restructuring charges which included $1.1 million for severance and benefits, $0.2 million for manufacturing transfer cost, and $(0.2) million to adjust accruals on previously restructured leases. Forty one employees were notified for termination, 27 in manufacturing, 4 in research and development and 10 in selling, general and administrative functions. Of these notified employees, 18 were located in North America and 23 were located in Asia. As of September 27, 2008, all of these employees have been terminated.

Our ability to generate sublease income, as well as our ability to terminate lease obligations at the amounts estimated, is highly dependent upon the economic conditions, particularly commercial real estate market conditions in certain geographies, at the time we negotiate the lease termination and sublease arrangements with third parties as well as the performances by such third parties of their respective obligations. While the amount we have accrued represents the best estimate of the remaining obligations we expect to incur in connection with these plans, estimates are subject to change. Routine adjustments are required and may be required in the future as conditions and facts change through the implementation period. Our restructuring obligations are net of sublease income or lease settlement estimates of approximately $9.2 million. If adverse macroeconomic conditions continue, particularly as they pertain to the commercial real estate market, or if, for any reason, tenants under subleases fail to perform their obligations, we may be required to reduce estimated future sublease income and adjust the estimated amounts of future settlement agreements, and accordingly, increase estimated cost to exit certain facilities. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2018.

Interest and Other Income

During the three months ended September 27, 2008, interest and other income was $2.2 million, a decrease of $17.1 million compared to the same period a year ago. The decrease primarily relates to a reduction in interest income of $8.1 million, primarily due to lower interest rates and lower invested cash balances; a decrease of $4.1 million on gains on repurchase of Zero Coupon Senior Convertible Notes resulting from the repurchase of a smaller face value of notes and a charge of $3.2 million for the reduction in fair value related primarily to other than temporary impairments of investments due to Lehman Brothers securities exposure.

Interest Expense

During the three months ended September 27, 2008, interest expense was $2.0 million, a decrease of $0.2 million compared to the same period a year ago.

Provision for Income Tax

We recorded an income tax expense of $1.0 million and an income tax expense of $2.5 million for the three months ended September 27, 2008 and September 29, 2007, respectively.

The income tax expense recorded for the three months ended September 27, 2008 primarily relates to income tax in certain foreign jurisdictions based on our forecasted pre-tax income for the year. In addition, we recorded a tax benefit of $1.8 million in the first quarter as a result of the enactment of the Housing Assistance Tax Act of 2008, which was signed by the President on July 30, 2008. The Act provides that taxpayers may elect to forego bonus depreciation on certain additions of qualified eligible property and, in turn, claim a refundable credit for a portion of its unused AMT and research credits.

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

On July 1, 2007, we adopted the provisions of FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement 109” (“FIN 48”). As of September 27, 2008 and June 28, 2008, our unrecognized tax benefits totaled $71.1 million and $71.9 million, respectively and are included in deferred taxes and other non-current tax liabilities, net. We have $30.8 million accrued for the payment of interest and penalties at September 27, 2008.

Operating Segment Information (in millions):

	Three Months Ended
	September 27, 2008	September 29, 2007	Change	Percentage Change
Optical Communications
Net Revenue	$140.6	$116.0	$24.6	21%
Operating income	7.5	(3.3)	10.8	-327%
Communications Test and Measurement
Net Revenue	165.3	173.3	(8.0)	-5%
Operating income	26.0	26.7	(0.7)	-3%
Advanced Optical Technologies
Net Revenue	53.5	48.0	5.5	11%
Operating income	21.7	18.3	3.4	19%
All Other, Commerical Lasers
Net Revenue	21.4	19.9	1.5	8%
Operating income	1.6	(2.5)	4.1	-164%

The increase in operating income for Optical Communications during the three month period ended September 27, 2008 over the same quarter a year ago is due to revenue growth in the tunables, module and submarine businesses coupled with decreased operating expenses driven by reduced personnel expenses.

The decrease in operating income for Communications Test & Measurement during the three month period ended September 27, 2008 over the same quarter a year ago reflects a decline in North American demand, offset by stronger gross margins on a more favorable product mix with relatively flat operating expenses.

The increase in operating income for Advanced Optical Technologies during the three month period ended September 27, 2008 over the same quarter a year ago reflects acquisition integration, increased demand for our Authentication Solutions Group products and relatively flat operating expense spending.

The increase in operating income for Lasers during the three months ended September 27, 2008 over the same quarter a year ago reflects increased demand for our gas lasers and Q-series product offerings coupled with execution on our manufacturing improvement programs resulting in improved gross margin and relatively flat operating expense spending.

Liquidity and Capital Resources

Our investments of surplus cash are made in accordance with an investment policy approved by the Audit Committee of our Board of Directors. In general, our investment policy requires that securities purchased be rated A-1/P-1, A/A2 or better. Securities that are down graded subsequent to purchase are evaluated and may be sold or held at management’s discretion. No security may have an effective maturity that exceeds 37 months, and the average duration of our holdings may not exceed 18 months. At any time, no more than 5% of the investment portfolio may be concentrated in a single issuer other than the U.S. government or U.S. agencies. Our investments in debt securities and marketable equity securities are primarily classified as available-for-sale investments or trading assets and are recorded at fair value. The cost of securities sold is based on the specific identification method. Unrealized gains and losses on available-for-sale investments are reported as a separate component of stockholders’ equity. We did not hold any investments in auction rate securities, mortgage backed securities, collateralized debt obligations, or variable rate demand notes at September 27, 2008 and virtually all debt securities held were of investment grade (at least BBB/Baa3) or higher.

As of September 27, 2008, the majority of our investments of surplus cash have maturities of 90 days or less and are of high credit quality. Nevertheless, widening of market credit spreads and bid-ask spreads has impacted both pricing and liquidity of certain investment securities that we own. Although we intend to hold these investments to maturity, in the event that we are required to sell any of these securities under adverse market conditions, losses could be recognized on such sales. To date we have realized approximately $3.2 million of investment losses due to the bankruptcy of Lehman Brothers, and can provide no assurances that the value or the liquidity of our other investments will not also be impacted by adverse conditions in the financial markets. In addition, we maintain cash balances in operating accounts that are with third party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail.

As of September 27, 2008, we had a combined balance of cash, cash equivalents, short-term investments and restricted cash of $803.0 million, a decrease of $81.7 million from June 28, 2008. Cash and cash equivalents increased by $62.9 million in the three month period ended September 27, 2008, primarily due to net proceeds from sales and maturities of investments of $132.6 million, cash generated by operating activities of $47.3 million and cash inflows of $3.0 million from the exercise of stock options and the issuance of stock under employee stock plans, offset by outflows from the use of $86.8 million to repurchase common stock, the purchases of property, plant and equipment of $15.0 million, purchases of long-term investments of $4.0 million and the use of $7.9 million to repurchase a portion of the Zero Coupon Senior Convertible Notes.

Cash provided by operating activities was $47.3 million during the three months ended September 27, 2008, resulting from our net loss of $16.4 million adjusted for non-cash items such as depreciation, amortization and various gains and losses of $37.8 million, and changes in operating assets and liabilities that provided $9.5 million related primarily to a decrease in accounts receivable of $29.0 million, a decrease in other current assets of $3.2 million, decrease in inventory of $4.1 million, an increase in accounts payable of $5.8 million, an increase in deferred tax liability of $4.4 million offset by a decrease in other accrued liability of $23.6 million.

Cash provided by operating activities was $36.2 million during the three months ended September 29, 2007, resulting from our net loss of $6.9 million adjusted for non-cash items such as depreciation, amortization and various gains and losses of $35.9 million, and changes in operating assets and liabilities that provided $0.3 million related primarily to a decrease in accounts receivable of $13.0 million, offset by a decrease in accounts payable of $10.9 million.

Cash provided by investing activities was $109.3 million during the three months ended September 27, 2008, primarily related to net proceeds from sales and maturities of investments of $132.6 million, offset by purchases of property, plant and equipment of $15.0 million, purchases of long-term investments of $4.0 million and cash used for acquisitions of $3.9 million.

Cash provided by investing activities was $9.0 million during the three months ended September 29, 2007, primarily related to net proceeds from sales and maturities of investments of $33.2 million, offset by purchases of property, plant and equipment of $9.0 million, purchases of long-term investments of $9.0 million and additions to restricted cash of $6.3 million.

Financing activities for the three months ended September 27, 2008 used cash of $91.8 million, primarily related to the use of $86.8 million to repurchase common stock and $7.9 million to repurchase a portion of Zero Coupon Senior Convertible Notes, offset by issuance of common stock under our employee stock option programs and employee stock plans of $3.0 million.

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

Acquisitions

See “Note 3. Mergers and Acquisitions” for more detail.

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

Pension and Other Postretirement Benefits

As a result of acquiring Acterna in August 2005, we sponsor pension plans for certain past and present employees in the UK and Germany. JDSU also is responsible for the non-pension postretirement benefit obligation of a previously acquired subsidiary. These plans have been closed to new participants and no additional service costs are being accrued. The plans are partially funded. SFAS No. 158 requires the recognition of the funded status of the pension plans and non-pension postretirement benefit plans (retirement-related benefit plans) as an asset or a liability in the Consolidated Statement of Financial Position. SFAS No. 158 also requires the recognition of changes in that funded status in the year in which they occur through the gains and (losses) not affecting accumulated deficit, net of tax, and the recognition of previously unrecognized gains/(losses), prior service costs/(credits) and transition assets as a component of accumulated gains and (losses) not affecting accumulated deficit in the Consolidated Statement of Stockholders’ Equity. The funded status of a retirement plan is the difference between the projected benefit obligation and the fair value of its plan assets. The projected benefit obligation is the actuarial present value of all benefits attributed by the plan’s benefit formula to employee service. At September 27, 2008, our pension plans were under funded by $80.9 million since the projected benefit obligation exceeded the fair value of its plan assets. Similarly, we had accrued $0.8 million related to our non-pension postretirement benefit plan.

A key actuarial assumption is the discount rate. Changes in the discount rate impact the interest cost component of the net periodic benefit cost calculation and, due to the fact that the accumulated benefit obligation (“ABO”) is calculated on a net present value basis, changes in the discount rate will also impact the current ABO. Decreases in the discount rate will generally increase pre-tax cost, recognized expense and the ABO. Increases in the discount rate tend to have the opposite effect. In estimating the expected return on plan assets, we consider historical returns on plan assets, adjusted for forward-looking considerations, inflation assumptions and the impact of the active management of the plan’s invested assets. While it is not possible to accurately predict future rate movements, we believe our current assumptions are appropriate. See “Note 15. Employee Benefit Plans” for more detail.

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

Picolight

Picolight was acquired in May 2007, and at the time of acquisition was in the process of developing transceivers. We have incurred post-acquisition costs of approximately $5.9 million to date and estimate that additional investment of approximately $0.5 million in research and development will be required. The project is expected to complete in the third quarter of fiscal 2009.

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

Forward contracts, most with a term of less than 120 days, were transacted near month end and therefore, the fair value of the contracts is approximately zero. The following table provides information about our foreign currency forward and option contracts outstanding as of September 27, 2008.

(in millions)	Contract Amount (Local Currency)	Contract Amount (USD)
Canadian Dollar (contracts to sell CAD / buy USD)	CAD 2.7	$2.6
Chinese Renmimbi (contracts to sell CNY / buy USD)	CNY 78.4	11.5
British Pound (contracts to buy GBP / sell USD)	GBP 5.4	10.0
Euro (contracts to sell EUR / buy USD)	EUR 64.2	94.1
Hong Kong Dollar (contracts to sell HKD / buy USD)	HKD 116.1	15.0
Singapore Dollar (contracts to sell SGD / buy USD)	SGD 32.3	22.8
Mexican Peso (contracts to buy MXN / sell USD)	MXN 30.2	2.8
Australian Dollar (contracts to sell AUD / buy USD)	AUD 6.8	5.6
Brazilian Real (contracts to sell BRL / buy USD)	BRL 6.3	3.4
Japanese Yen (contracts to sell JPY / buy USD)	JPY 629.6	6.0

Total USD notional amount of outstanding foreign exchange contracts		$173.8

The counterparties to these hedging transactions are creditworthy multinational financial institutions. We actively manage these counterparty exposures by seeking to diversify our hedge positions across multiple counterparties to avoid concentration of risk and by minimizing exposures to less creditworthy counterparties. Nevertheless, under current market conditions, failure of one or more of these financial institutions could result in incurred losses.

Notwithstanding our efforts to mitigate some foreign exchange risks, we do not hedge all of our foreign currency exposures, and there can be no assurances that our mitigating activities related to the exposures that we do hedge will adequately protect us against the risks associated with foreign currency fluctuations.

Investments

We maintain an investment portfolio in a variety of financial instruments, including, but not limited to, U.S. government and agency bonds, corporate obligations, money market funds, asset-backed securities, and other investment-grade securities. The majority of these investments pay a fixed rate of interest. The securities in the investment portfolio are subject to market price risk due to changes in interest rates, perceived issuer creditworthiness, marketability, and other factors. These investments are generally classified as available-for-sale and, consequently, are recorded on our Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of Stockholders’ equity. We did not hold any investments in auction rate securities, mortgage backed securities, collateralized demand obligations, or variable rate demand notes at September 27, 2008.

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

Long-term Debt

The fair market value of the Zero Coupon Senior Convertible Notes and the 1% Senior Convertible Notes is subject to interest rate and market price risk due to the convertible feature of the notes and other factors. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair market value of the notes may also increase as the market price of JDSU stock rises and decrease as the market price of the stock falls. Interest rate and market value changes affect the fair market value of the notes but do not impact our financial position, cash flows or results of operations. Based on quoted market prices, as of September 27, 2008 and June 28, 2008, the fair market values of the Zero Coupon Senior Convertible Notes were approximately $74.3 million and $80.8 million and the fair market values of the 1% Senior Convertible Notes were $320.9 million and $334.9 million, respectively. Changes in fair market value reflect both the change in the market price of the notes and the impact of the partial repurchase of the Zero Coupon Senior Convertible Notes. For additional information, see “Note 10. Convertible Debt and Letters of Credit”.

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

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

The material set forth in Note 20 of our Notes to Consolidated Financial Statements in this Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors

Other than with respect to the new risk factor below, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K/A for the fiscal year ended June 28, 2008.

Our operating results may be adversely affected by unfavorable economic and market conditions.

Economic conditions worldwide have from time to time contributed to slowdowns in the technology industry at large, as well as to the specific segments and markets in which we operate. When combined with ongoing customer consolidation activity and periodic manufacturing and inventory initiatives, the current uncertain macro-economic climate, including but not limited to the effects of weakness in credit markets, could lead to reduced demand from our customers and increased price competition for our products, increased risk of excess and obsolete inventories and higher overhead costs as a percentage of revenue. If the markets in which we participate experience further economic downturns, as well as a slow recovery period, this could negatively impact our sales and revenue generation, margins and operating expenses, and consequently have a material adverse effect on our business, financial condition and results of operations.

In addition, we have significant goodwill and intangible assets recorded on our balance sheet. We will continue to evaluate the recoverability of the carrying amount of our goodwill and intangible assets on an ongoing basis, and we may incur substantial impairment charges, which would adversely affect our financial results. There can be no assurance that the outcome of such reviews in the future will not result in substantial impairment charges. Impairment assessment inherently involves judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. Future events and changing market conditions may impact our assumptions as to prices, costs, holding periods or other factors that may result in changes in our estimates of future cash flows. Although we believe the assumptions we used in testing for impairment are reasonable, significant changes in any one of our assumptions could produce a significantly different result.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following documents are filed as Exhibits to this report:

Exhibit No.	Exhibit Description

10.21 (1)	Employment Agreement for Alan Etterman executed September 15, 2008.

10.22	Offer Letter for Thomas Waechter executed October 11, 2007.

10.23	Amendment to Offer Letter for Thomas Waechter executed July 21, 2008.

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 10.21 of the Company’s Current Report on Form 8-K filed on September 19, 2008.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JDS Uniphase Corporation
(Registrant)

/s/ DAVID VELLEQUETTE
By: David Vellequette
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and
Accounting Officer)

Date: November 3, 2008