Form 10-Q
period 2008-12-27
JDS UNIPHASE CORP /CA/
filed 2009-02-05
CIK 912093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2008

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

As of January 23, 2009, the Registrant had 215,061,307 shares of common stock outstanding, including 4,709,761 exchangeable shares of JDS Uniphase Canada Ltd. The par value of each share of common stock is $0.001. Each exchangeable share is exchangeable at any time into common stock on a one-for-one basis, entitles a holder to dividend and other rights economically equivalent to those of the common stock, and through a voting trust, votes at meetings of stockholders of the Registrant.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

JDS UNIPHASE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	December 27, 2008	December 29, 2007	December 27, 2008	December 29, 2007
Net revenue	$357.0	$399.2	$737.7	$755.9
Cost of sales	203.5	215.5	421.0	426.5
Amortization of acquired technologies	11.9	12.3	24.4	24.3
Impairment of acquired technologies	4.9	—	4.9	—

Gross profit	136.7	171.4	287.4	305.1

Operating expenses:
Research and development	42.9	46.3	88.0	92.9
Selling, general and administrative	105.0	105.5	217.3	205.7
Amortization of other intangibles	6.9	7.1	14.0	14.0
Impairment of other intangibles	2.8	—	2.8	—
Impairment of goodwill	691.9	—	691.9	—
Loss (gain) on disposal of long-lived assets	2.1	(0.5)	2.3	(0.1)
Restructuring charges	6.6	0.2	9.2	1.3

Total operating expenses	858.2	158.6	1,025.5	313.8

Income (loss) from operations	(721.5)	12.8	(738.1)	(8.7)
Interest and other income	29.0	15.7	34.4	35.0
Interest expense	(2.1)	(2.3)	(4.1)	(4.5)
Impairment of investments	(13.0)	—	(16.2)	—
Gain on sale of investments	0.6	0.5	1.6	0.5

Income (loss) before income taxes	(707.0)	26.7	(722.4)	22.3
Provision for (benefit from) income taxes	(1.7)	5.5	(0.7)	8.0

Net income (loss)	$(705.3)	$21.2	$(721.7)	$14.3

Net income (loss) per share
Basic	$(3.28)	$0.10	$(3.35)	$0.06

Diluted	$(3.28)	$0.09	$(3.35)	$0.06

Shares used in per share calculation
Basic	215.1	220.5	215.2	220.3

Diluted	215.1	228.4	215.2	228.8

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share and par value data)

(unaudited)

	December 27, 2008	June 28, 2008
ASSETS
Current assets:
Cash and cash equivalents	$284.9	$265.6
Short-term investments	392.9	608.0
Restricted cash	11.2	11.1
Accounts receivable, less reserves and allowances of $4.3 at December 27, 2008 and $5.0 at June 28, 2008	265.0	297.7
Inventories	200.1	188.9
Refundable income taxes	9.6	7.8
Other current assets	41.7	50.0

Total current assets	1,205.4	1,429.1
Property, plant and equipment, net	204.4	213.2
Deferred income taxes	3.8	3.6
Goodwill	56.1	796.2
Other intangibles, net	359.6	416.1
Long-term investments	15.8	25.6
Other non-current assets	19.9	22.3

Total assets	$1,865.0	$2,906.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$125.1	$129.6
Current portion of long-term debt	0.2	83.0
Accrued payroll and related expenses	52.4	58.9
Income taxes payable	18.9	6.7
Deferred income taxes	—	0.4
Restructuring accrual	12.2	5.7
Warranty accrual	9.0	10.1
Other current liabilities	116.3	151.0

Total current liabilities	334.1	445.4

Long-term debt	375.0	425.0
Other non-current liabilities	181.9	218.3
Commitments and contingencies (Note 17, 19, and 20)
Stockholders’ equity:
Preferred Stock, $0.001 par value: Authorized shares: 1,000,000	—	—
Common Stock, $0.001 par value:
Authorized shares: 1,000,000,000	0.2	0.2
Issued and outstanding shares: 215,036,301 at December 27, 2008 and 221,977,736 at June 28, 2008
Additional paid-in capital	69,352.2	69,325.0
Accumulated deficit	(68,394.2)	(67,585.7)
Accumulated other comprehensive income	15.8	77.9

Total stockholders’ equity	974.0	1,817.4

Total liabilities and stockholders’ equity	$1,865.0	$2,906.1

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Six Months Ended
	December 27, 2008	December 29, 2007
OPERATING ACTIVITIES:
Net income (loss)	$(721.7)	$14.3
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	34.7	32.1
Asset retirement obligations and deferred rent expenses	0.2	0.4
Amortization of intangibles	38.4	38.3
Stock-based compensation expense	25.6	25.5
Amortization of debt issuance costs	0.8	1.4
Non-cash changes in short term investments	1.2	(3.3)
Gain on sale of investments	(1.6)	—
Impairment of intangibles	7.7	—
Impairment of goodwill	691.9	—
Impairment of investments	16.2	(0.5)
Activity related to equity investments	0.9	(0.2)
Loss on disposal of assets, net	2.1	(0.1)
Loss on sale of subsidiary	0.2
Gain on repurchase of debt	(22.4)	(7.5)
Provision for allowance for doubtful accounts	(0.7)	1.1
Changes in operating assets and liabilities, net of impact of acquisitions of businesses:
Accounts receivable	28.6	(22.1)
Inventories	(13.0)	9.4
Other current assets	4.0	1.4
Accounts payable	(4.1)	3.6
Income taxes payable	6.3	10.5
Deferred taxes, net	3.0	(8.5)
Accrued payroll and related expenses	(5.3)	(3.6)
Other	(34.0)	(5.3)

Net cash provided by operating activities	59.0	86.9

INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(237.3)	(436.2)
Maturities and sales of investments	441.1	461.0
Changes in restricted cash	(1.9)	(6.1)
Acquisitions, net of cash acquired	(8.0)	(1.6)
Purchases of long term investments	(4.0)	(9.0)
Acquisition of property and equipment	(31.3)	(19.0)
Proceeds from sale of assets	1.0	2.0
Other assets, net	0.7	—

Net cash provided by (used in) investing activities	160.3	(8.9)

FINANCING ACTIVITIES:
Payments on debt and capital lease obligations	(0.2)	(0.2)
Repurchase of convertible debt	(109.8)	(141.6)
Proceeds from (payments on) financing obligation	—	32.2
Repurchase of common stock	(86.8)	—
Issuance of stock pursuant to employee stock plans	3.0	6.1

Net cash used in financing activities	(193.8)	(103.5)

Effect of exchange rate changes on cash and cash equivalents	(6.2)	2.7
Increase (decrease) in cash and cash equivalents	19.3	(22.8)
Cash and cash equivalents at beginning of period	265.6	362.9

Cash and cash equivalents at end of period	$284.9	$340.1

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The financial information for the Company (or “JDSU”) as of December 27, 2008 and for the three and six months ended December 27, 2008 and December 29, 2007 is unaudited, and includes all normal and recurring adjustments that management considers necessary for a fair statement of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended June 28, 2008.

The balance sheet as of June 28, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results for the three and six months ended December 27, 2008 may not be indicative of results for the year ending June 27, 2009 or any future periods.

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

In order to determine the implications of adopting SFAS 157, the Company reviewed all the assets and liabilities recorded on its balance sheet. Based on the results of its review, the Company determined that a majority of its assets and liabilities are either outside the scope of SFAS 157 and not required to be measured at fair value in its financial statements, or are subject to the deferred implementation FSP No 157-2. Therefore, the only assets and liabilities in the financial statements that were subject to SFAS 157 (i.e. measured at fair value on a recurring basis) were the investment portfolio, foreign currency forward contracts, trading securities under a deferred compensation plan, and the bond parity derivative related to the 1% senior convertible notes.

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

For the six months ended December 29, 2007, the Company recorded adjustments related to revenue, cost of sales, operating expense, income tax expense, and certain balance sheet accounts. The corrections resulted in the Company reporting $1.9 million in additional net income in the six months ended December 29, 2007. Management and the Audit Committee believe that such amounts are not material to previously reported financial statements. These adjustments did not impact net income per share for the six months ended December 29, 2007.

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

The components of comprehensive income were as follows (in millions):

	Three Months Ended		Six Months Ended
	December 27, 2008	December 29, 2007	December 27, 2008	December 29, 2007
Net income (loss)	$(705.3)	$21.2	$(721.7)	$14.3
Other comprehensive income:
Net change in unrealized losses on investments, net of tax	0.6	1.0	(5.9)	3.0
Net change in cumulative translation adjustment, net of tax	(42.3)	4.8	(56.1)	11.7
Net change in defined benefit obligation, net of tax	0.1	—	(0.1)	—

Net change in other comprehensive income	(41.6)	5.8	(62.1)	14.7

Comprehensive income	$(746.9)	$27.0	$(783.8)	$29.0

At December 27, 2008 and June 28, 2008, balances for the components of accumulated other comprehensive income were as follows (in millions):

	December 27, 2008	June 28, 2008
Unrealized losses on investments, net of tax	$(9.7)	$(3.8)
Foreign currency translation gains, net of tax	9.2	65.3
Defined benefit obligation, net of tax	16.3	16.4

Accumulated other comprehensive income	$15.8	$77.9

Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in millions, except per share data):

	Three Months Ended		Six Months Ended
	December 27, 2008	December 29, 2007	December 27, 2008	December 29, 2007
Numerator:
Net income (loss)	$(705.3)	$21.2	$(721.7)	$14.3

Denominator:
Weighted-average number of common shares outstanding-basic Incremental shares from:	215.1	220.5	215.2	220.3

Stock options and ESPP	—	0.1	—	0.1
Restricted stock and restricted stock units	—	1.3	—	0.8
Zero coupon senior convertible notes	—	6.5	—	7.6

Weighted-average number of common shares outstanding-diluted	215.1	228.4	215.2	228.8

Net income (loss) per share
Basic	$(3.28)	$0.10	$(3.35)	$0.06

Diluted	$(3.28)	$0.09	$(3.35)	$0.06

As the Company incurred net losses for the three and six months ended December 27, 2008, potential dilutive securities from stock options, employee stock purchase plan (“ESPP”), Full Value Awards, and Zero Coupon Senior Convertible Notes have been excluded from the diluted net loss per share computations as their effects were deemed anti-dilutive.

For additional information regarding the Convertible Notes, see “Note 10. Convertible Debt and Letters of Credit”.

The following table sets forth the weighted average potentially dilutive securities excluded from the computation because their effect would have been anti-dilutive (in millions):

	Three Months Ended		Six Months Ended
	December 27, 2008	December 29, 2007	December 27, 2008	December 29, 2007
Stock options and ESPP	14.3	16.3	14.6	16.9
Restricted shares and stock units	7.5	—	7.3	—
Zero coupon senior convertible notes	1.1	—	1.5	—
1% senior convertible notes	13.6	14.0	13.8	14.0

Total potentially dilutive securities	36.5	30.3	37.2	30.9

Note 2. Recent Accounting Pronouncements

FASB Staff Positions APB 14-1

In May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion (Including Partial Cash Settlement) ”. FSB No. APB 14-1 applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. The FSP is effective for fiscal years (and interim periods within those fiscal years) beginning after December 15, 2008 and is to be applied retrospectively to all past periods presented—even if the instrument has matured, converted, or otherwise been extinguished as of the FSP’s effective date. The Company has not completed its assessment of the impact of FSP No. APB 14-1.

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

SFAS No. 141(R)

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) introduces significant changes in the accounting for and reporting of business combination. SFAS 141(R) continues the movement toward the greater use of fair values in financial reporting and increased transparency through expanded disclosures. It changes how business acquisitions are accounted for and will impact financial statements at the acquisition date and in subsequent periods. Further, certain of the changes will introduce more volatility into earnings and thus may impact a company’s acquisition strategy. SFAS 141(R) is effective for the Company beginning in fiscal year 2010. Accordingly, any business combinations it engages in will be recorded and disclosed according to SFAS 141, until June 27, 2009. The Company expects SFAS 141R will have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions it consummates after the effective date.

FSP 157-1 and 157-2

In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), to provide enhanced guidance when using fair value to measure assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements. SFAS 157 applies whenever other pronouncements require or permit assets or liabilities to be measured at fair value and, while not requiring new fair value measurements, may change current practices. In February 2008, the FASB issued Staff Positions 157-1 and 157-2 (FSP 157-1 and 157-2) amending FAS 157 to exclude FASB Statement No. 13, Accounting for leases (FAS 13), and its related interpretive accounting pronouncements that address leasing transactions and delaying the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact FSP 157-1 and 157-2 will have on certain non-financial assets and non-financial liabilities within the scope of FAS 157 when it becomes effective in fiscal year 2010.

FSP 132(R)-1

In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (FSP) No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”. This FSP amends SFAS No. 132(R) to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The FSP requires disclosures surrounding how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies. Additional disclosures include (a) the major categories of plan assets, (b) the inputs and valuation techniques used to measure the fair value of plan assets, and (c) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period and the significant concentrations of risk within plan assets. The disclosures shall be provided for fiscal years ending after December 15, 2009. The Company is currently evaluating the impact of FSP 132(R)-1 when it becomes effective in fiscal year 2010.

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

ABNH’s results of operations have been included in the Company’s consolidated financial statements subsequent to the date of acquisition. The financial information in the table below summarizes the combined results of operations of the Company and ABNH, on a pro forma basis, as though the companies had been combined as of the beginning of the period presented:

(in millions, except per share data)	Three Months Ended December 29, 2007	Six Months Ended December 29, 2007
Pro forma net revenue	$361.2	$768.9
Reported net revenue	356.7	755.9
Pro forma net income	19.4	14.6
Pro forma net income per share
Basic	0.09	0.07
Diluted	0.09	0.06
Reported net income	21.2	14.3
Reported net income per share
Basic	0.10	0.06
Diluted	0.09	0.06

The unaudited, pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the merger had taken place at the beginning of the period presented.

Note 4. Balance Sheet and Other Details

Accounts Receivable Reserves and Allowances

The activities and balances for allowance for doubtful accounts and allowance for sales returns and other were as follows (in millions):

	June 28, 2008	Charged to Costs and Expenses	Deduction (1)	December 27, 2008
Allowance for doubtful accounts	$4.7	$1.8	$(2.4)	$4.1
Allowance for sales returns and other	0.3	—	(0.1)	0.2

Total accounts receivable reserves	$5.0	$1.8	$(2.5)	$4.3

(1)	Write-off of uncollectible accounts, net of recoveries

Inventories

Inventories are stated at the lower of cost or market, and include material, labor, and manufacturing overhead costs. The components of inventories were as follows (in millions):

	December 27, 2008	June 28, 2008
Deferred cost of sales	$15.5	$14.5
Finished goods	54.9	51.6
Work in process	53.3	56.3
Raw materials and purchased parts	76.4	66.5

Total inventories	$200.1	$188.9

During the three and six months ended December 27, 2008, the Company recorded write-downs of inventories of $4.9 million and $5.1 million, respectively. During the three and six months ended December 29, 2007, the Company recorded write-downs of inventories of $4.9 million and $6.6 million, respectively.

During the three and six months ended December 27, 2008, the Company consumed previously written-down inventories of $4.3 million and $9.9 million, respectively. During the three and six months ended December 29, 2007, the Company consumed previously written-down inventories of $3.4 million and $7.1 million, respectively. In addition, the Company has an active scrap program and typically disposes of inventory that has been written down through the use of scrap dealers or physical disposal/destruction. During the three and six months ended December 27, 2008, the Company scrapped $8.0 million and $12.9 million of fully reserved inventory, respectively. During the three and six months ended December 29, 2007, the Company scrapped $3.8 million and $15.5 million of fully reserved inventory, respectively.

The Company operates in markets with relatively few customers and has historically experienced variability in product demand driven by the buying behaviours of these customers. In addition, the Company’s products utilize long-lead time parts which are available from a limited set of vendors. The combined effects of a limited customer base, variability of demand among the customer base and significant long-lead time or single sourced materials has historically contributed to significant inventory write-downs. The Company routinely reviews inventory for usage potential, including fulfillment of customer warranty obligations and spare part requirements. The Company writes down to zero the value of excess and obsolete (“E&O”) inventory that is not expected to be consumed through operations generally within 12 months. Excess inventory is written down to zero value in large part due to the Company’s history of changes in customer demand and inherent product obsolescence concerns.

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

Property, Plant and Equipment, Net

The components of property, plant and equipment, net were as follows (in millions):

	December 27, 2008	June 28, 2008
Land	$17.1	$17.3
Buildings and improvements	38.8	42.5
Machinery and equipment	304.3	298.6
Furniture, fixtures, software and office equipment	128.7	118.1
Leasehold improvements	66.0	61.8
Construction in progress	21.8	32.0

	576.7	570.3
Less: Accumulated depreciation	(372.3)	(357.1)

Property, plant and equipment, net	$204.4	$213.2

At December 27, 2008 and June 28, 2008, property, plant and equipment, net included $24.0 million and $25.4 million in land and buildings related to the Santa Rosa sale and leaseback transactions accounted for under the financing method, respectively. See “Note 5. Financing Obligation” for more detail.

During the three and six months ended December 27, 2008, the Company recorded $18.0 million and $34.7 million, respectively, of depreciation expense. During the three and six months ended December 29, 2007, the Company recorded $16.2 million and $32.1 million, respectively, of depreciation expense.

During the three and six months ended December 27, 2008, the Company recorded $2.1 million and $2.3 million, respectively, of losses related to the disposal of property, plant and equipment primarily as a result of the write-off of disposed fixed assets. During the three and six months ended December 29, 2007, the Company recorded $0.5 million and $0.1 million, respectively, of gains related to sales of property, plant and equipment, net of write-offs, primarily as a result of the write-off of disposed fixed assets.

Other Current Assets

The components of other current assets were as follows (in millions):

	December 27, 2008	June 28, 2008
Prepaid assets	$19.3	$18.4
Deferred income tax	1.0	1.0
Receivables from Fabrinet	1.2	2.3
Other receivables	14.7	21.0
Other current assets	5.5	7.3

Total other current assets	$41.7	$50.0

Other Non-Current Assets

The components of other non-current assets were as follows (in millions):

	December 27, 2008	June 28, 2008
Deposits	$3.6	$4.6
Deferred financing costs	3.9	5.1
Other	12.4	12.6

Total other non-current assets	$19.9	$22.3

Other Current Liabilities

The components of other current liabilities were as follows (in millions):

	December 27, 2008	June 28, 2008
Deferred revenue	$27.0	$35.7
Acquisition holdbacks and other related liabilities	4.7	6.0
Deferred compensation plan	5.1	6.8
VAT liabilities	5.4	6.8
Accrued expenses	66.5	85.4
Current portion of pension accrual	4.7	5.3
Other	2.9	5.0

Total other current liabilities	$116.3	$151.0

Other Non-Current Liabilities

The components of other non-current liabilities were as follows (in millions):

	December 27, 2008	June 28, 2008
Pension accrual and post employment benefits	$72.9	$81.4
Deferred taxes	15.9	22.3
Restructuring accrual	4.6	5.8
Financing obligation	31.1	31.4
Non-current income taxes payable	16.2	35.5
Asset retirement obligations	12.3	11.9
Other	28.9	30.0

Total other non-current liabilities	$181.9	$218.3

Interest and Other income

The components of interest and other income were as follows (in millions):

	Three Months Ended		Six Months Ended
	December 27, 2008	December 29, 2007	December 27, 2008	December 29, 2007
Interest income	$5.8	$13.5	$12.7	$28.5
Foreign exchange gains, net	2.7	0.6	3.1	1.2
Gains on repurchase of Convertible Notes	22.3	3.3	22.4	7.5
Gain (loss) on equity investments	(0.2)	—	(0.9)	0.2
Other expense, net	(1.6)	(1.7)	(2.9)	(2.4)

Total interest and other income	$29.0	$15.7	$34.4	$35.0

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

The guarantee of up to $3.8 million was accounted for in accordance with FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The present value of the guarantee approximates the liability of $1.1 million which was included in Other non-current liabilities as of December 27, 2008.

As of December 27, 2008, of the total financing obligation related to Santa Rosa, $0.5 million was included in Other current liabilities, and $31.1 million was included in Other non-current liabilities. As of June 28, 2008 $0.5 million was included in Other current liabilities, and $31.4 million was included in Other non-current liabilities.

As of December 27, 2008, future minimum financing payments of the various leases are as follows (in millions):

Fiscal Years
Remainder of 2009	$1.3
2010	2.6
2011	2.7
2012	2.8
2013	2.6
2014	2.6
Thereafter	8.8

Total	$23.4

The lease payments due under the agreement reset to fair market rental rates upon the Company’s execution of the renewal options.

Note 6. Fair Value Measurements

Assets measured at fair value are summarized below (in millions):

		Fair value measurement as of December 27, 2008
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market instruments and funds	$155.1	$148.5	$—	$6.6
Fixed income available for sale securities	495.6	86.4	409.2	—
Marketable equity securities	5.1	5.1	—	—

Total assets (1)	$655.8	$240.0	$409.2	$6.6

(1)	$155.1 million included in cash and cash equivalents, $476.3 million in short-term investments, $11.2 million in restricted cash, and $13.2 million in long-term investments on the Company’s consolidated balance sheet.

The Company measures its cash equivalents, marketable securities, and foreign currency forward contracts at fair value, which does not materially differ from the carrying values of these instruments in the financial statements. Cash equivalents and marketable securities are classified within Level 1 or Level 2, with the exception of investments in the Reserve Prime Money Market Fund (the “Reserve Fund”) and in Lehman Brothers securities. Level 1 and Level 2 investments are classified as such because they are valued primarily using quoted prices in active markets for identical or similar assets or inputs other than quoted prices that are observable, and inputs that are not directly observable, but that are corroborated by observable market data. Level 2 securities are comprised of agency securities, corporate debt securities and asset-backed securities. The Reserve Fund investment and the Lehman Brothers securities are classified within Level 3 because they are valued using unobservable inputs and management judgment due to the absence of quoted market prices and inherent lack of liquidity and these assumptions are significant. Our foreign currency forward contracts are typically classified within Level 2 because they are based on foreign currency rates quoted by banks, foreign currency dealers, and other public data sources. The foreign currency forward contracts, most with a term of less than 120 days, were transacted near month end; therefore, the fair value of the contracts is approximately zero.

The bond parity derivatives related to the convertible notes are classified within Level 1 because they are valued using quoted market prices in active markets. The fair value of the derivatives is approximately zero.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of December 27, 2008 (in millions):

	Total	The Reserve Fund	Lehman Brothers securities
Balance as of June 28, 2008	$—	$—	$—
Transfer from Level 1	36.6	33.9	2.7
Other than temporary impairment recorded	(3.2)	(0.5)	(2.7)

Balance as of September 27, 2008	33.4	33.4	—
Cash receipt from The Reserve Fund	(26.8)	(26.8)	—

Balance as of December 27, 2008	$6.6	$6.6	$—

The recent uncertainties in the credit markets have affected the Company’s investments in the Reserve Fund and Lehman Brothers securities. As a result, reliable Level 1 or Level 2 pricing is not available for these securities. In light of these developments, to determine the fair value for the investment in the Reserve Fund and the Lehman Brothers securities, the Company performed its own analyses as discussed above. Based on the outcomes of these analyses, the Company classified its investments in the Reserve Fund as current assets because it reasonably expects that it will be able to redeem this investment and have the proceeds available for use in its operations within the next twelve months. However, the Company is not dependent on liquidating this investment in the next twelve months in order to meet its liquidity needs.

Total financial assets at fair value classified within Level 3 were less than 0.4% of total assets on the Company’s consolidated balance sheet as of December 27, 2008.

Note 7. Goodwill

The following table presents the changes in goodwill allocated to the reportable segments (in millions):

	Communications & Commercial Optical Products	Communications Test & Measurement	Advanced Optical Technologies	All Other, Commercial Lasers	Total
Balance as of June 28, 2008	$201.9	$494.2	$68.3	31.8	796.2
Translation adjustment	—	(15.1)	—	—	(15.1)
Other purchase price adjustment	1.4	(0.2)	0.7	(1.9)	—

Balance as of September 27, 2008	203.3	478.9	69.0	29.9	781.1
Reclassification due to change in business segments	29.9			(29.9)	—
Purchase price adjustment related to the achievement of milestones	—	4.0	—	—	4.0
SFAS No. 142 impairment charges	(233.5)	(398.0)	(60.4)	—	(691.9)
Translation adjustment	—	(36.7)	—	—	(36.7)
Other purchase price adjustment	0.3	—	(0.7)	—	(0.4)

Balance as of December 27, 2008	$0.0	$48.2	$7.9	$—	$56.1

During the second quarter of fiscal year 2009, the Company changed its reporting structure to combine the All Others, Commercial Lasers business segment with the Optical Communications business segment and formed a new business segment, Communications and Commercial Optical Products. As a result, there are three reportable segments, Communications and Commercial Optical Products, Communications Test and Measurement, and Advanced Optical Technologies, as of December 27, 2008. At September 27, 2008 and June 30, 2008, $29.9 millions and $31.8 millions of the former All Others, Commercial Lasers segment is included in the Communications and Commercial Optical Products segment.

The Company reviews goodwill for impairment annually during the fourth quarter of the fiscal year or more frequently if events or circumstances indicate that an impairment loss may have occurred. In the second quarter of fiscal 2009, in connection with the impact of weakening market conditions on the Company’s forecasts and a sustained, significant decline in the market capitalization to a level lower than the net book value of the Company, the Company concluded that triggering events existed and were required to test long-lived assets and goodwill for impairment, in accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) and SFAS 142 “Goodwill and Other Intangible Asset” (“SFAS 142”) .

Under SFAS 144, the Company’s long-lived assets and liabilities are grouped at the lowest level for which there is identifiable cash flow. Under SFAS 142, goodwill is tested for impairment at a reporting unit level. The Company has determined that, based on its cashflow structure, organizational structure and the financial information that is provided to and reviewed by management and the Board of Directors, its long-lived asset groups and reporting units are: Communications Test & Measurement (excluding da Vinci) (“CommTest”), da Vinci, Communications and Commercial Optical Products (“CCOP”), Custom Optics Product Group (“COPG”), Authentication Solutions Group (“ASG”), and Flex Product Group (“Flex”).

Under SFAS 144, the Company estimated the future net undiscounted cash flows expected to be generated from the use of the long-lived asset groups and their eventual disposal and then compared the estimated undiscounted cash flows to the carrying amount of the long-lived asset groups. The cashflow period was based on the remaining useful lives of the primary asset in each long-lived asset group which ranges from 5 to 13 years. The result of the analysis indicated that the estimated undiscounted cash flows exceed the carrying amount of the long-lived asset groups, the long-lived asset groups are recoverable; therefore, an impairment does not exist, except for da Vinci. As a result of the test, the Company recorded da Vinci’s long-lived asset impairment charge of $7.7 million which approximates the full amount of the intangible assets associated with this asset group in the second quarter of fiscal year 2009.

Under the first step of the SFAS 142 analysis, the income approach, which estimates the fair value based on the future discounted cash flows, and the market approach, which estimates the fair value based on comparable market prices, are considered. The fair value of the reporting units was determined based on the income approach and then compared to the results of the market approach for reasonableness. The Company assumed a cash flow period of 10 years, long-term annual growth rates of 4.1% to 20.5%, discount rates of 19.2% to 31.7% and terminal value growth rates of 4% to 5%. The discount rates are higher than the ones used in the last annual impairment test due to the increase in the inherent risks in the CommTest and CCOP products market that the Company serves. The Company believes that the assumptions and rates used in the interim impairment test under SFAS 144 and SFAS 142 are reasonable, but they are judgmental, and variations in any of the assumptions or rates could result in materially different calculations of impairment amounts. The sum of the fair values of the reporting units was reconciled to the Company’s current market capitalization plus an estimated control premium. Based on the first step of the analysis, the Company determined that the carrying amounts of all reporting units, except Flex, were in excess of their fair value.

Under the second step of the SFAS 142 analysis, the implied fair value of goodwill requires valuation of a reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, goodwill is deemed impaired and is written down to the extent of the difference. As a result, the Company impaired the value of its goodwill by approximately $692 million, which has been recorded as a charge in the second quarter of fiscal 2009. This charge is an estimate subject to finalization of the second step pro-forma valuation for CommTest and ASG, which, due to the timing and complexity of the valuation calculations required, is not yet complete as of the date of the filing of this Form 10-Q for the quarter ended December 27, 2008 and is expected to be completed during the third quarter ended March 28, 2009. For CommTest and ASG, the second step goodwill impairment test estimate assumes the carrying value of assets approximates their fair value. With regard to CommTest reporting unit, the estimate of the goodwill impairment charge of $398 million approximates the difference between the reporting unit’s fair value and its carrying value. With regard to ASG reporting unit, the estimate of the goodwill impairment charge of $40 million approximates the full amount of the goodwill associated with this reporting unit.

Given the current macro economic environment and the uncertainties regarding the potential impact on the Company’s business, there can be no assurance that the Company’s estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of recovery, made for purposes of the long-lived asset and goodwill impairment tests during the second quarter of fiscal year 2009 will prove to be accurate predictions of the future. If the Company’s assumptions regarding forecasted cash flow, revenue and margin growth rates of certain long-lived asset groups and reporting units are not achieved, it is reasonably possible that an impairment review may be triggered for the remaining balance of goodwill and long-lived assets prior to the next annual review in the fourth quarter of fiscal 2009. If a triggering event causes an impairment review to be required before the next annual review, it is not possible at this time to determine if an impairment charge would result or if such charge would be material.

The goodwill balance is adjusted quarterly to record the effect of currency translation adjustments.

Note 8. Acquired Technology and Other Intangibles

The following tables present details of the Company’s acquired technology and other intangibles (in millions):

As of December 27, 2008:	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$458.8	$(214.5)	$244.3
Other	238.3	(123.0)	115.3

Total intangibles	$697.1	$(337.5)	$359.6

As of June 28, 2008:	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$460.3	$(190.5)	$269.8
Other	265.8	(119.5)	146.3

Total intangibles	$726.1	$(310.0)	$416.1

During the three and six months ended December 27, 2008, the Company recorded $7.7 million and $7.7 million, respectively, of impairment charges related to acquired technology and other intangibles. The $7.7 million consists of $4.9 million and $2.8 million recorded in cost of sales and operating expenses, respectively. During the three and six months ended December 29, 2007, there were no long-lived asset impairment charges recorded. See “Note 7. Goodwill” for discussion on impairment review.

During the three and six months ended December 27, 2008, the Company recorded $18.8 million and $38.4 million, respectively, of amortization expense related to acquired technology and other intangibles. During the three and six months ended December 29, 2007, the Company recorded $19.4 million and $38.3 million, respectively, of amortization expense related to other intangibles.

Based on the carrying amount of acquired technology and other intangibles as of December 27, 2008, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
Remainder of 2009	$36.5
2010	69.5
2011	66.1
2012	63.8
2013	48.1
Thereafter	75.6

Total amortization	$359.6

The acquired technology and other intangibles balance are adjusted quarterly to record the effect of currency translation adjustments.

Note 9. Disposal of Other Long-Lived Assets

During the three and six months ended December 27, 2008, the Company recorded $2.1 million and $2.3 million, respectively, of losses related to the disposal of property, plant and equipment primarily as a result of the write-off of disposed fixed assets located at Micralyne due to lower capacity and properties and equipment related to CCOP pluggables in Louisville and Singapore. During the three and six months ended December 29, 2007, the Company recorded losses of $0.4 million and $0.4 million, respectively, for certain assets related to the Company’s Santa Rosa, California facility.

During the three and six months ended December 27, 2008, the Company recorded a gain of $0.2 million and zero, respectively, for the sale and disposal of assets. During the three and six months ended December 29, 2007, the Company recorded a gain of $0.9 million and $0.5 million, respectively, for the sale and disposal of assets.

Note 10. Convertible Debt and Letters of Credit

The following table presents details of the Company’s long-term debt (in millions):

	December 27, 2008	June 28, 2008
1% senior convertible notes	$375.0	$425.0
Zero coupon senior convertible notes	0.2	83.0

Total convertible debt	375.2	508.0
Less: current portion	(0.2)	(83.0)

Total long-term debt	$375.0	$425.0

Based on quoted market prices, as of December 27, 2008 and June 28, 2008, the fair market value of the 1% Senior Convertible Notes was approximately $208.6 million and $334.9 million, respectively, and the fair market value of the Zero Coupon Senior Convertible Notes was approximately $0.2 million and $80.8 million, respectively. Changes in fair market value reflect the change in the market price of the notes.

The Company was in compliance with all debt covenants as of December 27, 2008.

1% Senior Convertible Notes

On June 5, 2006, the Company completed an offering of $425 million aggregate principal amount of 1% Senior Convertible Notes due 2026. Proceeds from the notes amounted to $415.9 million after issuance costs. The $9.1 million of costs incurred in connection with the issuance of the notes were capitalized and are being amortized to Interest expense on a straight-line basis for seven years which approximates the charge using the effective interest method. As of December 27, 2008, the unamortized portion of the issuance costs related to the notes was $5.0 million and was included in “Other current assets” and “Other non-current assets” on the Consolidated Balance Sheets.

During the second quarter of fiscal 2009, the Company repurchased $50.0 million aggregate principal amount of the 1% Senior Convertible Notes for $27.1 million in cash. In connection with the repurchase, the Company recognized a gain of $22.3 million, net of the write-off of debt issuance costs. The net gain of $22.3 million was recognized in Interest and other income. After giving effect to the repurchase, the total amount of 1% Senior Convertible Notes outstanding as of December 27, 2008 was $375.0 million. This repurchase reduced the number of conversion shares potentially issuable in relation to the 1% Senior Convertible Notes by approximately 1.6 million from 14.0 million shares to 12.4 million shares.

Zero Coupon Senior Convertible Notes

On October 31, 2003, the Company completed the sale of $475.0 million aggregate principal amount of Zero Coupon Senior Convertible Notes due in 2010. Proceeds from the notes amounted to $462.3 million after issuance costs. Between March 2007 and November 2008, the Company repurchased or redeemed $474.8 million aggregate principal amount of the notes for $455.1 million in cash. As of December 27, 2008, the remaining $0.2 million of zero coupon convertible notes outstanding are classified as current based on the Company’s expectation that they will be retired within one year.

The $12.7 million of costs incurred in connection with issuance of the Notes were capitalized and amortized to interest expense on a straight-line basis over a five year period ended December 27, 2008.

Outstanding Letters of Credit

As of December 27, 2008, the Company had 13 standby letters of credit totalling $16.9 million.

Note 11. Restructuring

The Company continues to take advantage of opportunities to further reduce costs through targeted, customer-driven restructuring events intended to consolidate the Company and rationalize the manufacture of its products based on core competencies and cost efficiencies, together with the need to align the business in response to the current significant weakening in market conditions. As of December 27, 2008, the Company’s total restructuring accrual was $16.8 million. During the three and six months ended December 27, 2008, the Company incurred restructuring expenses of $6.6 million and $9.2 million, respectively. During the three and six months ended December 29, 2007, the Company incurred restructuring expenses of $0.2 million and $1.3 million, respectively.

During the second quarter of fiscal 2009, the Company recorded $6.6 million in restructuring charges which included $4.6 million for severance and benefits, $1.0 million for manufacturing transfer cost, and $1.0 million to adjust accruals on previously restructured leases. One hundred and five employees were notified for termination, 73 in manufacturing, 28 in research and development and 4 in selling, general and administrative functions. Of these notified employees, 90 were located in North America and 15 were located in Europe. As of December 27, 2008, 9 of these employees have been terminated. Payments related to severance and benefits are expected to be paid off by the fourth quarter of fiscal 2010. The business segments primarily impacted by these restructuring charges are Communications Test & Measurement segment and Communications and Commercial Optical Products segment.

During the first quarter of fiscal 2009, the Company recorded $2.6 million in restructuring charges which included $2.0 million for severance and benefits, $0.2 million for manufacturing transfer cost, and $0.4 million to adjust accruals on previously restructured leases. Two hundred and three employees were notified for termination, 181 in manufacturing, 19 in research and development and 3 in selling, general and administrative functions. Of these notified employees, 200 were located in North America, 2 were located in Asia, and 1 was located in Europe. As of December 27, 2008, 31 of these employees have been terminated. Payments related to severance and benefits are expected to be paid by the fourth quarter of fiscal 2010.

During the second quarter of fiscal 2008, the Company recorded $0.2 million in restructuring charges which included $0.1 million for severance and benefits and $0.1 million to adjust accruals on previously restructured leases. Seventeen employees were notified for termination, 14 in manufacturing, and 3 in selling, general and administrative functions. Of these notified employees, 16 were located in North America and 1 was located in Asia. As of December 27, 2008, all of these employees have been terminated.

During the first quarter of fiscal 2008, the Company recorded $1.1 million in restructuring charges which included $1.1 million for severance and benefits, $0.2 million for manufacturing transfer cost, and $(0.2) million to adjust accruals on previously restructured leases. Forty one employees were notified for termination, 27 in manufacturing, 4 in research and development and 10 in selling, general and administrative functions. Of these notified employees, 18 were located in North America and 23 were located in Asia. As of December 27, 2008, all of these employees have been terminated.

The following table summarizes the Company’s restructuring activities (in millions):

	Workforce Reduction	Facilities and Equipment	Lease Costs	Total	Other Lease Exit Costs
Accrual balance as of June 28, 2008	$4.4	$—	$7.1	$11.5	$6.0
Restructuring charges	2.0	0.2	0.4	2.6	0.1
Cash payments	(1.2)	(0.2)	(1.0)	(2.4)	(0.2)

Accrual balance as of September 27, 2008	5.2	—	6.5	11.7	5.9
Restructuring charges	4.6	1.0	1.0	6.6	(0.8)
Amount charged to intangible	1.4	—	—	1.4	—
Cash payments	(1.6)	(1.0)	(0.3)	(2.9)	(0.1)

Accrual balance as of December 27, 2008	$9.6	$—	$7.2	$16.8	$5.0

The current and non-current portions of the total restructuring accrual were as follows (in millions):

	December 27, 2008	June 28, 2008
Current	$12.2	$5.7
Non-current	4.6	5.8

Total	$16.8	$11.5

The non-current portion of the restructuring accrual is included as a component of “Other non-current liabilities” in the Company’s Consolidated Balance Sheet. In addition, restructuring expenses are not allocated at the reporting segments level.

Other lease exit costs relating to the Ottawa facility are included in Other liabilities as follows (in millions):

	December 27, 2008	June 28, 2008
Current	$0.9	$0.3
Non-current	4.0	5.7

Total	$4.9	$6.0

Note 12. Income Tax

The Company recorded an income tax benefit of $1.7 million and $0.7 million for the three and six months ended December 27, 2008, respectively. The Company recorded an income tax expense of $5.5 million and $8.0 million for the three and six months ended December 29, 2007, respectively.

The income tax benefit recorded for the three and six months ended December 27, 2008, primarily relates to income tax expense in certain foreign jurisdictions based on the Company’s forecasted pre-tax income for the year, and includes a tax benefit of $0.8 million and $2.6 million for the three and six months ended December 27, 2008, respectively, as a result of the enactment of the Housing Assistance Tax Act of 2008, which was signed by the President on July 30, 2008. The Act provides that taxpayers may elect to forego bonus depreciation on certain additions of qualified eligible property and, in turn, claim a refundable credit for a portion of its unused AMT and research credits. In addition, the Company recorded a tax benefit of $3.2 million related to the book write off of tax deductible goodwill during the current quarter.

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

On July 1, 2007, the Company adopted the provisions of FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement 109” (“FIN 48”). As of December 27, 2008 and June 28, 2008 the Company’s unrecognized tax benefits totaled $64.5 million and $71.9 million, respectively, and are included in deferred taxes and other non-current tax liabilities, net. The Company had $25.4 million accrued for the payment of interest and penalties at December 27, 2008.

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

Note 14. Stock-Based Compensation

Overview

The impact on the Company’s results of operations of recording stock-based compensation by function for the three and six month period ended December 27, 2008 and December 29, 2007 was as follows (in millions):

	Three Months Ended		Six Months Ended
	December 27, 2008	December 29, 2007	December 27, 2008	December 29, 2007
Cost of sales	$1.8	$1.3	$3.5	$2.5
Research and development	2.3	2.4	4.6	4.9
Selling, general and administrative	8.4	10.8	17.5	18.1

	$12.5	$14.5	$25.6	$25.5

Approximately $1.8 million of stock-based compensation was capitalized as inventory at December 27, 2008.

The Company primarily issues Full Value Awards under the 2003 Equity Incentive Plan. On November 12, 2008, the Company’s shareholders approved the following amendments to the 2003 Equity Incentive Plan. The first amendment increased the number of shares that may be issued under 2003 Equity Plan by 12,000,000. The second amendment increased the maximum number of shares granted to any employee in any fiscal year to 1,000,000. As of December 27, 2008, common stock available for grant was 12.6 million shares for these awards.

Stock Options

The exercise price for stock options is equal to the fair value of the underlying stock at the date of grant. Options generally become exercisable over a four-year period and, if not exercised, expire from five to ten years after the date of grant.

The following is a summary of options activities (in millions, except per share amounts):

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price
Balance as of June 28, 2008	15.1	$56.71
Forfeited	(0.2)	19.85
Canceled	(0.4)	251.54

Balance as of September 27, 2008	14.5	51.68
Forfeited	(0.2)	17.95
Canceled	(0.5)	145.85

Balance as of December 27, 2008	13.8	48.65

As of December 27, 2008, $20.9 million of unrecognized stock-based compensation cost related to stock options remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 1.5 years.

Employee Stock Purchase Plan (“ESPP”)

The JDS Uniphase Corporation 1998 Employee Stock Purchase Plan has 50.0 million shares authorized to be issued, under which 1.5 million shares remained available for issuance as of December 27, 2008.

As of December 27, 2008, $0.1 million of unrecognized stock-based compensation cost related to ESPP remains to be amortized. That cost is expected to be recognized through the third quarter of fiscal 2009.

Full Value Awards

A summary of the status of the Company’s nonvested Full Value Awards as of December 27, 2008 and changes during the same period is presented below (amounts in millions, except per share amounts):

	Full Value Awards
	Performance shares	Non- performance shares	Total number of shares	Weighted- average grant- date fair value
Nonvested at June 28, 2008	1.0	6.0	7.0	$13.14
Awards granted	0.4	0.3	0.7	10.41
Awards vested	(0.2)	—	(0.2)	13.56
Awards forfeited	(0.2)	(0.2)	(0.4)	13.37

Nonvested at September 27, 2008	1.0	6.1	7.1	12.84
Awards granted	0.4	0.9	1.3	3.49
Awards reclassfied	(0.2)	0.2	—	10.16
Awards vested	—	(0.3)	(0.3)	14.72
Awards forfeited	—	(0.1)	(0.1)	12.85

Nonvested at December 27, 2008	1.2	6.8	8.0	11.25

As of December 27, 2008, $60.2 million of unrecognized stock-based compensation cost related to Full Value Awards remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 2.3 years.

Full Value Awards are converted into shares upon vesting. Shares equivalent in value to the minimum withholding taxes liability on the vested shares are withheld by the Company for the payment.

Note 15. Employee Defined Benefit Plans

The Company sponsors qualified and non-qualified pension plans for certain past and present employees in the UK and Germany. The Company also is responsible for the non-pension postretirement benefit obligation of a previously acquired subsidiary. The plans have been closed to new participants and no additional service costs are being accrued. Benefits are generally based upon years of service and compensation or stated amounts for each year of service. As of December 27, 2008 the UK plan was partially funded while the other plans were unfunded. The Company’s policy for funded plans is to make contributions equal to or greater than the requirements prescribed by law or regulation. For unfunded plans, the Company pays the postretirement benefits when due. Future estimated benefit payments are summarized below. No other required contributions to defined benefit plans are expected in fiscal 2009. The funded plan assets consist primarily of managed investments.

The following table presents the components of the net periodic cost for the pension plans (in millions):

	Three Months Ended		Six Months Ended
	December 27, 2008	December 29, 2007	December 27, 2008	December 29, 2007
Service cost	$—	$—	$—	$—
Interest cost	1.3	1.6	2.8	3.1
Expected return on plan assets	(0.3)	(0.4)	(0.6)	(0.8)
Recognized net actuarial (gains)/losses	(0.1)	—	(0.2)	—

Net periodic benefit cost	$0.9	$1.2	$2.0	$2.3

Underlying both the calculation of the projected benefit obligation and net periodic cost are actuarial valuations. These valuations use participant-specific information such as salary, age, years of service, and assumptions about interest rates, compensation increases and other factors. At a minimum, the Company evaluates these assumptions annually and makes changes as necessary.

The Company expects to incur cash outlays of approximately $4.7 million related to its defined benefit pension plans during fiscal 2009 to make current benefit payments and fund future obligations. As of December 27, 2008, approximately $1.7 million had been incurred. These payments have been estimated based on the same assumptions used to measure the Company’s pension benefit obligation (“PBO”) at June 28, 2008.

Note 16. Related Party Transactions

Fabrinet Co. (“Fabrinet”)

As of December 27, 2008, a privately held contract manufacturing company in which the Company has a long-term investment, was both a customer and supplier. The purchases and sales of items between the Company and Fabrinet have been evaluated for accounting under Emerging Issues Task Force Abstract No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products” (“EITF 01-09”). Based on this evaluation, the Company determined that there is an identifiable benefit that was sufficiently separable from the customer’s purchase of the Company’s products and the fair value of that benefit was reasonably estimable in relation to sales to other third parties. As of December 27, 2008 and June 28, 2008, the carrying value of the Company’s investment in Fabrinet was $2.0 million. As of December 27, 2008, Fabrinet also owed the Company approximately $3.8 million representing trade accounts receivable relating to product sales.

The Fuzhou, China legal entities and certain assets of the Ewing and Mountain Lakes, New Jersey facilities were sold to Fabrinet in May 2005. The Company received a note of $10.7 million payable in quarterly installments over four years from Fabrinet and a receivable of $19.0 million for the inventory at Ewing and Mountain Lakes, New Jersey payable in quarterly installments over one year. At December 27, 2008, the related balance receivable from Fabrinet was $1.2 million for the note and zero for the inventory.

Harmonic Inc. (“Harmonic”)

As of December 27, 2008, the Chairman of JDSU’s Audit Committee was also a member of the Board of Directors of Harmonic, a publicly held company which designs, manufactures and sells systems and software that enable network operators to provide a range of interactive and advanced digital services. Harmonic is a customer of the Company.

KLA-Tencor Corporation (“KLA-Tencor”)

As of December 27, 2008, the Chief Executive Officer of JDSU was also a member of the Board of Directors of KLA-Tencor, a publicly held company which provides process control and yield management solutions for semiconductor manufacturing. KLA-Tencor is a customer of the Company.

Micralyne, Inc. (“Micralyne”)

Micralyne, a privately held manufacturer of microfabricated and MEMS (Micro-Electro-Mechanical-Systems) based products in which the Company has a long-term investment, is a supplier of the Company. As of December 27, 2008 and June 28, 2008, the carrying value of the Company’s investment in Micralyne was $0.5 million. During the first quarter of fiscal 2007, the Company signed two loan agreements with Micralyne to provide an equipment loan of up to $1.4 million and a working capital line of up to $1.6 million. As of December 27, 2008, the balances of the equipment and working capital loans were zero and $0.4 million, respectively.

Transactions and balances with the Company’s related parties were as follows (in millions):

	Three Months Ended		Six Months Ended
	December 27, 2008	December 29, 2007	December 27, 2008	December 29, 2007
Sales:
Fabrinet	$3.0	$4.5	$8.3	$8.5
Harmonic	0.2	0.3	0.5	0.6
KLA-Tencor	1.6	1.4	3.6	2.9
Micralyne	—	—	—	—

	$4.8	$6.2	$12.4	$12.0

Purchases:
Fabrinet	$23.7	$22.6	$46.2	$46.5
Harmonic	—	—	—	—
KLA-Tencor	—	—	—	—
Micralyne	0.5	0.7	0.8	0.9

	$24.2	$23.3	$47.0	$47.4

	December 27, 2008	June 28, 2008
Receivables:
Fabrinet	$5.0	$9.0
Harmonic	—	—
KLA-Tencor	0.9	1.8
Micralyne	—	—

	$5.9	$10.8

Payables:
Fabrinet	$10.9	$19.5
Harmonic	—	—
KLA-Tencor	—	—
Micralyne	0.5	—

	$11.4	$19.5

Note 17. Commitments and Contingencies

Tax Matters

The Company has been subject to a Texas franchise tax audit related to allocated taxable surplus capital for Texas report years 2001, 2002, and 2003. While the Company believes that it is reasonably possible this audit may result in additional tax liabilities, based on currently available information, the Company believes the ultimate outcome of this audit will not have a material adverse effect on the Company's financial position, cash flows or overall trends in results of operations. There is the possibility of a material adverse effect on the Company's financial position, cash flows or overall trends in results of operations for the period in which this matter is ultimately resolved, if it is resolved unfavorably, or in the period in which an unfavorable outcome becomes probable. The range of the potential total tax liability related to these matters is estimated to be from $0 million to $37 million, plus interest and penalties.

Note 18. Operating Segments and Geographic Information

The Company evaluates its reportable segments in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) and the FASB’s Emerging Issues Task Force Abstracts No. 04-10, “Determining Whether to Aggregate Segments That Do Not Meet the Quantitative Thresholds” (“EITF No. 04-10”). The Company’s Chief Executive Officer, Thomas Waechter, is the Company’s Chief Operating Decision Maker (“CODM”) pursuant to SFAS 131. The CODM allocates resources to the segments based on their business prospects, competitive factors, net revenue and operating results. During the second quarter of fiscal year 2009, the Company changed its reporting structure to combine the All Others, Commercial Lasers business segment with the Optical Communications business segment to form a new business segment: Communications and Commercial Optical Products. For the three and six months ended December 29, 2007, net revenue of $22.2 millions and $42.1 millions of the former All Others, Commercial Lasers segment is included in the Communications and Commercial Optical Products segment. For the three and six months ended December 29, 2007, operating loss of $0.3 million and $2.8 million of the former All Others, Commercial Lasers segment is included in the Communications and Commercial Optical Products segment.

During the second quarter of fiscal 2008, the Company moved the Network System product line from the Optical Communications business segment to the Communication Test and Measurement business segment.

The Company is the leading provider of communications test and measurement solutions and optical products for telecommunications service providers, cable operators, and network equipment manufacturers. JDSU technologies also enable broadband and optical innovation in many essential industries such as biomedical and environmental instrumentation, semiconductor processing, aerospace and defense, and brand protection. In addition, our optical coatings are used in visual display and decorative product differentiation applications. The major segments the Company serves are:

(i) Communications and Commercial Optical Products Business Segment:

The Communications and Commercial Optical Products business segment provides components, modules, subsystems, and solutions used by communications equipment providers for telecommunications and enterprise data communications. These products enable the transmission of video, audio and text data over high-capacity fiber optic cables. These products include transmitters, receivers, amplifiers, ROADMS, optical transceivers, multiplexers and demultiplexers, switches, optical performance monitors and couplers, splitters and circulators.

This business segment also provides lasers employed in a wide variety of OEM applications, as well as our photonic power technology. Our broad portfolio addresses the needs of laser clients in markets and applications such as biotechnology, materials processing, semiconductor wafer processing, solar cell processing, graphics and imaging, remote sensing/ranging, and precision machining. These products include diode-pumped solid-state lasers, industrial diode lasers, gas lasers, and fiber-based lasers. In addition, our photonic power technology provides an innovative power-over-fiber delivery system that converts optical power to electrical power.

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

The accounting policies of the reportable segments are the same as those described in the Company’s Annual Report on Form 10-K/A for the year ended June 28, 2008. The Company evaluates segment performance based on operating income (loss) excluding items that are considered infrequent or unusual. The Company does not allocate restructuring charges, income taxes, or non-operating income and expenses to its segments. The amounts shown as Corporate consist of certain unallocated corporate-level operating expenses.

Information on reportable segments is as follows (in millions):

	Three Months Ended		Six Months Ended
	December 27, 2008	December 29, 2007	December 27, 2008	December 29, 2007
Net revenue:
Communications and Commercial Optical Products	$127.9	$151.9	$289.9	$287.8
Communications Test and Measurement	176.2	197.5	341.5	370.8
Advanced Optical Technologies	53.1	49.8	106.6	97.8
Deferred revenue related to purchase accounting adjustment	(0.2)	—	(0.3)	(0.5)

Net revenue	$357.0	$399.2	$737.7	$755.9

Operating income (loss):
Communications and Commercial Optical Products	$(3.5)	$9.6	$5.6	$3.8
Communications Test and Measurement	36.7	48.5	62.7	75.2
Advanced Optical Technologies	19.5	20.1	41.2	38.4
Corporate	(34.3)	(32.6)	(70.7)	(64.0)

Total segment operating income	18.4	45.6	38.8	53.4
Unallocated amounts:
Stock based compensation	(12.5)	(14.5)	(25.6)	(25.5)
Impairment of goodwill	(691.9)	—	(691.9)	—
Impairment of intangibles	(7.7)	—	(7.7)	—
Acquisition-related charges and amortization of intangibles	(19.0)	(19.4)	(38.7)	(38.8)
Loss (gain) on disposal of long-lived assets	(2.1)	0.5	(2.3)	0.1
Restructuring charges	(6.6)	(0.2)	(9.2)	(1.3)
Realignment and other charges	(0.1)	0.8	(1.5)	3.4
Interest and other income	29.0	15.7	34.4	35.0
Interest expense	(2.1)	(2.3)	(4.1)	(4.5)
Gain on sale of investments	0.6	0.5	1.6	0.5
Impairment of investments	(13.0)	—	(16.2)	—

Income (loss) before income taxes	$(707.0)	$26.7	$(722.4)	$22.3

Note 19. Guarantees

Product Warranties

The following table presents the changes in the Company’s warranty reserve (in millions):

	Three Months Ended		Six Months Ended
	December 27, 2008	December 29, 2007	December 27, 2008	December 29, 2007
Balance as of beginning of period	$10.4	$9.6	$10.1	$10.3
Provision for warranty	1.5	2.1	3.5	4.4
Utilization of reserve	(0.7)	(0.2)	(0.8)	(0.4)
Adjustments related to pre-existing warranties (including changes in estimates)	(2.2)	(2.2)	(3.8)	(5.0)

Balance as of end of period	$9.0	$9.3	$9.0	$9.3

Note 20. Legal Proceedings

Pending Litigation

The Securities Litigation:

On January 29, 2007, a securities action was filed in the Northern District of California against the Company and several of the Company’s former officers and directors. That action, Central States Southeast and Southwest Areas Pension Fund v. JDS Uniphase Corp., No. 07-0584 CW, was based on allegations similar to those made in In re JDS Uniphase Corporation Securities Litigation, a securities class action that tried to a jury verdict in favor of defendants on all claims in November 2007. The Central States complaint asserted claims under Sections 10(b), 14(a), and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933. The Central States complaint sought unspecified damages on behalf of a pension fund that purportedly purchased Company securities between October 28, 1999, and July 26, 2001, and elected to opt-out of participation in In re JDS Uniphase Corporation Securities Litigation. On February 14, 2007, the Central States action was deemed related to In re JDS Uniphase Corporation Securities Litigation and was assigned to Judge Claudia Wilken. Pursuant to the Court’s order, the parties participated in mediation on August 7, 2008, and reached an agreement in principle to resolve all claims on confidential terms. On November 20, 2008, the parties filed a joint stipulation dismissing the action with prejudice.

The Derivative Action:

A derivative action purporting to be brought on the Company’s behalf has been filed in California state court against several of the Company’s current and former officers and directors based on the same events alleged in the securities litigation. In In re JDS Uniphase Corporation Derivative Litigation, Master File No. CV806911 (Santa Clara Super. Ct.), the complaint asserted claims for breach of fiduciary duty, waste of corporate assets, abuse of control, gross mismanagement, unjust enrichment, and constructive fraud purportedly on behalf of the Company and certain of its current and former officers and directors. The complaint also asserted claims for violation of California Corporations Code Sections 25402 and 25502.5 against defendants who sold the Company’s stock and asserted claims for breach of contract, professional negligence, and negligent misrepresentation against the Company’s former auditor, Ernst & Young LLP. The complaint sought unspecified damages. On June 30, 2008, Defendants updated their demurrers to the complaint and Defendant Ernst & Young also moved to compel arbitration of Plaintiffs’ claims against it. On August 15, 2008, the Court issued a minute order sustaining the demurrers with leave to amend, denying the motion to compel arbitration as moot, and allowing plaintiffs 90 days to file an amended complaint. On November 10, 2008, the parties submitted a stipulation and proposed order dismissing the action with prejudice as to the named plaintiffs and without prejudice as to all others. On November 12, 2008, the Court signed and entered that order. No payment was made in connection with the dismissal.

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

Note 21. Subsequent Events

On January 20, 2009, the Company repurchased an additional $50.0 million aggregate principal amount of 1% Senior Convertible Notes for $29.4 million in cash. In connection with the repurchase, the Company recognized a gain of $20.0 million, net of the write-off of debt issuance costs. The net gain of $20.0 million was recognized in Interest and other income. After giving effect to the repurchase, the total amount of 1% Senior Convertible Notes outstanding was $325 million. This additional repurchase reduced the number of conversion shares potentially issuable in relation to the 1% Senior Convertible Notes by approximately 1.7 million from 12.4 million shares to 10.7 million shares.

The Company continues to execute its strategy to reduce fixed cost structure by transitioning more manufacturing to contract manufacturers. On February 4, 2009, the Company entered into a definitive agreement with Sanmina-SCI (the “Buyer”) to sell certain assets and liabilities related to the legal entity located in Shenzhen, China. The Company determined that the held-for-sale criteria in FASB Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” had been met upon execution of the agreement. The carrying amount of fixed assets, which is the major class of assets in the disposal group, approximates $13 million. The sale is expected to close in the fourth quarter of fiscal year 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q which are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. A forward-looking statement may contain words such as “anticipates that,” “believes,” “can impact,” “continue to,” “estimates,” “expects to,” “intends,” “may,” “plans,” “potential,” “projects,” “to be,” “will be,” “will continue to be,” “continuing,” “ongoing,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements regarding: our expectations related to the impact of recent accounting pronouncements on our consolidated financial statements; our expectation related to lease expenses through fiscal 2018; our belief that the Company’s current process for writing down inventory appropriately balances the risk in the marketplace with a fair representation of the realizable value of the Company’s inventory; our expectation that the zero coupon convertible notes will be retired within one year; our plan to continue to take advantage of opportunities to further reduce costs through targeted, customer-driven restructuring events; our expectation that payments related to severance and benefits will be paid off by the fourth fiscal quarter of 2010; our expectation to recognize $20.9 million of unrecognized stock-based compensation cost related to stock options over an estimated amortization period of 1.5 years; our expectation to amortize $0.1 million of unrecognized stock-based compensation cost related to our ESPP in the third quarter of fiscal 2009; our expectation to amortize $60.2 million of unrecognized stock-based compensation cost related to Full Value Awards over an estimated amortization period of 2.3 years; our expectation that the Company will not have to contribute to defined benefit plans in fiscal 2009; our expectation to incur cash outlays of approximately $4.7 million related to our defined benefit pension plan in fiscal 2009; our belief that the ultimate outcome of the Texas tax audit will not have a material adverse effect on our financial position, cash flows or overall trends in results in operations; our expectation that the Company’s potential tax liability related to a a Texas franchise tax audit will be from $0.0 million to $37.0 million, plus interest and penalties; management’s belief that the that resolving claims against the Company, individually or in the aggregate, will not have a material adverse impact on its financial position, results of operations or statement of cash flows; our expectation that we will continue to encounter a number of industry and market structural risks and uncertainties that will limit our business climate and market visibility; our expectation that risks related to manufacturing transitions of our North American assembly manufacturing program will continue and are expected to diminish over the next several quarters; our expectation that the introduction of new product programs and introductions will continue to incur higher start-up costs and increased yield and product quality risk among other issues; our belief that investment in research and development (“R&D”) is critical to attaining our strategic objectives; our continued efforts to reduce total operating spending; our intention to continue to address our selling, general and administrative (“SG&A”) expenses and reduce these expenses as and when opportunities arise; our expectations regarding future SG&A expenses; our expectation that none of the non-core SG&A expenses will have a material adverse impact on our financial condition; restructuring estimates related to sublease income or lease settlements; our assumptions related to pension and postretirement benefits; our belief that our assumptions related to discount rate movements in connection with calculating benefit costs is conservative; our estimates related to post-acquisition investment in research and development and the projected completion date of post-acquisition research and development; our belief that our existing cash balances and investments will be sufficient to meet our liquidity and capital spending requirements at least through the next 12 months; and our expectation that gains and losses on derivatives will be offset by re-measurement gains and losses on the foreign currency dominated assets and liabilities.

Management cautions that forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in such forward-looking statements. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, including, without limitation, the following: inability to accurately predict product life cycles, technological and product changes, demand visibility for our products and other market conditions affecting our inventory; failure to reduce manufacturing costs through restructuring efforts; inaccurate estimates related to payments of severance and benefits to terminated employees; difficulty in estimating the amortization period of stock based compensation cost of stock option and our ESPP; difficulty in predicting the amortization period of Full Value Awards; inability to accurately predict the amount of money the Company must contribute to its pension plans as legally mandated; inability to accurately predict cash outlays related to defined benefit pension plan; inaccurate assessment of our tax liability as a result of acquisitions and tax audits; inherent uncertainty surrounding the litigation process and the fact that litigation could result in substantial cost and diversion of our management’s attention; inability to accurately predict pricing pressures, changes to our customer base, the strength of our competition in Asia, product mix variability, seasonal buying patterns and excess device manufacturing capacity; delays in introducing new product programs; unexpected interruptions in manufacturing new products; inability to accurately predict market acceptance of new products; lack of resources set aside for investment in R&D; unanticipated SG&A expenses and inaccuracies as to the impact of SG&A expenses on the Company’s financial condition; inherent difficulties in predicting lease settlements and income from subleases; inability to successfully implement strategic opportunities and expand our customer base, expertise and diversify our product portfolio; unanticipated complications with our acquisitions that weaken our core business; inability to grow through organic initiatives; difficulties in quantifying the Company’s obligation to contribute funds to pension and post-retirement benefits plans of acquired subsidiaries; changes in actuarial assumptions; unanticipated investment post-acquisition in research and development related to Picolight; inherent unpredictability related to the valuation of foreign currencies, inability to gauge further deterioration in the global economy and credit markets, and other factors set forth in “Risk Factors” and elsewhere herein. Further, our future business, financial condition and results of operations could differ materially from those anticipated by such forward-looking statements and are subject to risks and uncertainties including the risks set forth above and in Part II, Item 1A “Risk Factors” set forth in this Form 10-Q. Moreover, neither we assume nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. Forward-looking statements are made only as of the date of this Report and subsequent facts or circumstances may contradict, obviate, undermine or otherwise fail to support or substantiate such statements. We are under no duty to update any of the forward-looking statements after the date of this Form 10-Q to conform such statements to actual results or to changes in our expectations.

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

During the second quarter of fiscal year 2009, JDSU changed the reporting structure to combine the former All Others, Commercial Lasers business segment with the Optical Communications business segment and formed a new business segment, Communications and Commercial Optical Products. As a result, there are three reportable segments, Communications and Commercial Optical Products, Communications Test and Measurement, and Advanced Optical Technologies, as of December 27, 2008.

Communications and Commercial Optical Products

The Communications and Commercial Optical Products business segment is a leading provider of products and technology used in the optical communications and laser markets.

The optical communications group of this business segment provides components and subsystems used by communications equipment providers for telecommunications and enterprise data communications. These products enable the transmission and transport of video, audio and text data over high-capacity fiber optic cables. Transmission products primarily consist of optical transceivers, optical transponders, and their supporting components such as modulators and source lasers, like vertical-cavity surface-emitting lasers (VCSELs). Transport products primarily consist of amplifiers and ROADMS and their supporting components such as 980 nanometer (nm) pumps, passive devices, and array waveguides (AWGs). In fact, today’s most advanced optical networks are built on our transport and transmission components, modules and subsystems.

JDSU optical communications products include a wide range of components, modules, subsystems, and solutions to support and maintain customers in two market segments: telecommunications, including access (local), metro (intracity), long-haul (city-to-city and worldwide), and submarine (undersea) networks; and enterprise data communications, including storage access networks (SANs), local area networks (LANs), and Ethernet wide-area networks (WANs).

The commercial lasers group of this business segment also provides lasers employed in a wide variety of original equipment manufacturer (OEM) applications, from low- to high-power output, ultraviolet (UV), visible, and IR wavelengths. Our broad portfolio addresses the needs of laser clients in markets and applications such as biotechnology, materials processing, semiconductor wafer processing, solar cell processing, graphics and imaging, remote sensing/ranging, and other precision machining.

Core laser technologies include continuous-wave (cw), q-switched, and mode-locked lasers addressing application needs from cw to megahertz repetition rates. Our commercial optical products include diode-pumped solid-state lasers, industrial diode lasers, gas lasers, and fiber-based lasers.

In addition, JDSU Communications and Commercial Optical Products business segment includes our photonic power technology, an innovative power-over-fiber delivery system that converts optical power to electrical power without contributing any adverse affects. Because it is delivered over nonconducting fiber optic cable, photonic power is unaffected by radio frequency and electromechanical interference, is lighter, generates less heat, and is resistant to sparking.

This type of power delivery is ideal for applications that require a spark-free environment, or that operate under high levels of radio frequency (RF), electromagnetic interference (EMI), voltage, or other harsh conditions. This power source can be used in an ever-increasing number of applications, including medical, energy, defense, aerospace, fiber optic and wireless communications, and industrial sensors to drive sensors, gauges, actuators, low-power communications devices, and other electronic devices.

JDSU communications customers such as Alcatel-Lucent, Ciena, Cisco Systems, Ericsson, Fujitsu, Hewlett-Packard, Huawei, IBM, Nokia Siemens Networks, Nortel, and Tellabs manufacture network equipment used to create telecommunications and data communications. JDSU also provides commercial lasers to clients such as Applied Biosystems, ASML, Beckman Coulter, Disco, Eastman Kodak, Electro Scientific Instruments, General Dynamics, Han’s Laser, KLA Tencor, Panasonic, and Sony.

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

Our AOT segment spans several markets including multilayer product security techniques, which involve overt and covert product verification for protection against diversion, brand erosion, and lost revenue due to counterfeiting. These technologies safeguard brands in the pharmaceutical, consumer electronics, printing/imaging supplies, and fast-moving consumer good industries through innovative properties, including color-shifting pigments. Our holographic technologies, which manage light and color, also protect transaction cards issued by more than 20,000 financial institutions worldwide.

AOT produces precise, high-performance, optical thin-film coatings for a variety of applications in government and aerospace, biomedical, telecommunications, office automation, and other markets. These applications include night-vision goggles, satellite solar covers, medical instrumentation, optical communications components, fax machines, computer-driven projectors, and event lighting.

In addition, we offer unique solutions for product finishes and decorative packaging that can be applied to a wide variety of substrates. These include innovative, optically-based, light management solutions that provide product enhancement for brands in the pharmaceutical, automotive, consumer electronics, and fast-moving consumer goods industries.

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

Overall Overview

•

Net revenue in the three months ended December 27, 2008 decreased 11%, or $42.2 million, to $357.0 million from $399.2 million in the same quarter a year ago. Net revenue in the second quarter of fiscal 2009 consisted of $127.9 million, or approximately 36% of net revenue, from Communications and Commercial Optical Products, $176.2 million, or approximately 49% of net revenue, from Communications Test and Measurement, and $53.1 million, or approximately 15% of net revenue, from Advanced Optical Technologies. Communications Test and Measurement net revenue includes $(0.2) million of deferred revenue that is eliminated from consolidated revenue as a result of purchase accounting adjustments.

•

Net revenue in the six months ended December 27, 2008 decreased 2%, or $18.2 million, to $737.7 million from $755.9 million in the comparable period in the prior year. Net revenue in the six months ended December 27, 2008 consisted of $289.9 million, or approximately 39% of net revenue, from Communications and Commercial Optical Products, $341.5 million, or approximately 46% of net revenue, from Communications Test and Measurement, and $106.6 million, or approximately 15% of net revenue, from Advanced Optical Technologies, Communications Test and Measurement net revenue includes $(0.3) million of deferred revenue that is eliminated from consolidated revenue as a result of purchase accounting adjustments.

•

Gross profit in the three months ended December 27, 2008 decreased to 38% from 43% in the same quarter a year ago. Gross profit in the six months ended December 27, 2008 decreased to 39% compared with 40% in the comparable period in the prior year.

•

Combined research and development (“R&D”) and selling, general and administrative (“SG&A”) expenses, as a percent of net revenue, increased to 41% and 41% in the three and six months ended December 27, 2008 from 38% and 39% in the comparable period in the prior year.

RECENT ACCOUNTING PRONOUNCEMENTS

See “Note 2. Recent Accounting Pronouncements” regarding the effect of certain recent accounting pronouncements on our consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Goodwill and Long-Lived Assets Impairment

We review goodwill for impairment annually during the fourth quarter of the fiscal year or more frequently if events or circumstances indicate that an impairment loss may have occurred. In the second quarter of fiscal 2009, in connection with the impact of weakening market conditions on our forecasts and a sustained, significant decline in the market capitalization to a level lower than the net book value of the Company, we concluded that triggering events existed and were required to test long-lived assets and goodwill for impairment, in accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) and SFAS 142 “Goodwill and Other Intangible Asset” (“SFAS 142”) .

Under SFAS 144, our long-lived assets and liabilities are grouped at the lowest level for which there is identifiable cash flow. Under SFAS 142, goodwill is tested for impairment at a reporting unit level. We have determined that, based on our cashflow structure, organizational structure and the financial information that is provided to and reviewed by management and the Board of Directors, our long-lived asset groups and reporting units are: Communications Test & Measurement (excluding da Vinci) (“CommTest”), da Vinci, Communications and Commercial Optical Products (“CCOP”), Custom Optics Product Group (“COPG”), Authentication Solutions Group (“ASG”), and Flex Product Group (“Flex”).

Under SFAS 144, we estimated the future net undiscounted cash flows expected to be generated from the use of the long-lived asset groups and their eventual disposal and then compared the estimated undiscounted cash flows to the carrying amount of the long-lived asset groups. The cashflow period was based on the remaining useful lives of the primary asset in each long-lived asset group which ranges from 5 to 13 years. The result of the analysis indicated that the estimated undiscounted cash flows exceed the carrying amount of the long-lived asset groups, the long-lived asset groups are recoverable; therefore, an impairment does not exist, except for da Vinci. As a result of the test, we recorded da Vinci’s long-lived asset impairment charge of $7.7 million which approximates the full amount of the intangible assets associated with this asset group in the second quarter of fiscal year 2009.

Under the first step of the SFAS 142 analysis, the income approach, which estimates the fair value based on the future discounted cash flows, and the market approach, which estimates the fair value based on comparable market prices, are considered. The fair value of the reporting units was determined based on the income approach and then compared to the results of the market approach for reasonableness. We assumed a cash flow period of 10 years, long-term annual growth rates of 4.1% to 20.5%, discount rates of 19.2% to 31.7% and terminal value growth rates of 4% to 5%. The discount rates are higher than the ones used in the last annual impairment test due to the increase in the inherent risks in the CommTest and CCOP products market that we serve. We believe that the assumptions and rates used in the interim impairment test under SFAS 144 and SFAS 142 are reasonable, but they are judgmental, and variations in any of the assumptions or rates could result in materially different calculations of impairment amounts. The sum of the fair values of the reporting units was reconciled to our current market capitalization plus an estimated control premium. Based on the first step of the analysis, we determined that the carrying amounts of all reporting units, except Flex, were in excess of their fair value.

Under the second step of the SFAS 142 analysis, the implied fair value of goodwill requires valuation of a reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, goodwill is deemed impaired and is written down to the extent of the difference. As a result, we impaired the value of our goodwill by approximately $692 million, which has been recorded as a charge in the second quarter of fiscal 2009. This charge is an estimate subject to finalization of the second step pro-forma valuation for CommTest and ASG, which, due to the timing and complexity of the valuation calculations required, is not yet complete as of the date of the filing of this Form 10-Q for the quarter ended December 27, 2008 and is expected to be completed during the third quarter ended March 28, 2009. For CommTest and ASG, our second step goodwill impairment test estimate assumes the carrying value of assets approximates their fair value. With regard to CommTest reporting unit, the estimate of the goodwill impairment charge of $398 million approximates the difference between the reporting unit’s fair value and its carrying value. With regard to ASG reporting unit, the estimate of the goodwill impairment charge of $40 million approximates the full amount of the goodwill associated with this reporting unit.

Given the current macro economic environment and the uncertainties regarding the potential impact on our business, there can be no assurance that our estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of recovery, made for purposes of the long-lived asset and goodwill impairment tests during the second quarter of fiscal year 2009 will prove to be accurate predictions of the future. If our assumptions regarding forecasted cash flow, revenue and margin growth rates of certain long-lived asset groups and reporting units are not achieved, it is reasonably possible that an impairment review may be triggered for the remaining balance of goodwill and long-lived assets prior to the next annual review in the fourth quarter of fiscal 2009. If a triggering event causes an impairment review to be required before the next annual review, it is not possible at this time to determine if an impairment charge would result or if such charge would be material.

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

For the six months ended December 29, 2007, we recorded adjustments related to revenue, cost of sales, operating expense, income tax expense, and certain balance sheet accounts. The corrections resulted in the Company reporting $1.9 million in additional net income in the six months ended December 29, 2007. Management and the Audit Committee believe that such amounts are not material to previously reported financial statements. These adjustments do not impact net income per share for the six months ended December 29, 2007.

RESULTS OF OPERATIONS

The results of operations for the current period are not necessarily indicative of results to be expected for future years. The following table summarizes selected Consolidated Statement of Operations items (in millions, except for percentages):

	Three Months Ended				Six Months Ended
	December 27, 2008	December 29, 2007	Change	Percentage Change	December 27, 2008	December 29, 2007	Change	Percentage Change
Net revenue	$357.0	$399.2	$(42.2)	-11%	$737.7	$755.9	$(18.2)	-2%
Gross profit	136.7	171.4	(34.7)	-20%	287.4	305.1	(17.7)	-6%
Percentage of net revenue	38%	43%			39%	40%
Research and development	42.9	46.3	(3.4)	-7%	88.0	92.9	(4.9)	-5%
Percentage of net revenue	12%	12%			12%	12%
Selling, general and administrative	105.0	105.5	(0.5)	0%	217.3	205.7	11.6	6%
Percentage of net revenue	29%	26%			29%	27%
Amortization of intangibles	18.8	19.4	(0.6)	-3%	38.4	38.3	0.1	0%
Percentage of net revenue	5%	5%			5%	5%
Impairment of intangibles	7.7	—	7.7	—	7.7	—	7.7	—
Percentage of net revenue	2%	0%			1%	0%
Impairment of goodwill	691.9	—	691.9	—	691.9	0	691.9	—
Percentage of net revenue	194%	0%			94%	0%
Loss (gain) on disposal of long-lived assets	2.1	(0.5)	2.6	-520%	2.3	(0.1)	2.4	-2400%
Percentage of net revenue	1%	0%			0%	0%
Restructuring charges	6.6	0.2	6.4	3200%	9.2	1.3	7.9	608%
Percentage of net revenue	2%	0%			1%	0%

Net Revenue

Net revenue in the second quarter of fiscal 2009 decreased 11%, or $42.2 million, to $357.0 million from $399.2 million in the same quarter a year ago. The decrease is primarily due to a decreased demand for our Communications and Commercial Optical Products and Communications Test and Measurement products. The decrease in CCOP segment is due to a non recognition of Nortel revenue of $10.0 million due to Nortel's bankruptcy protection filing as well as fewer bookings from other major customers as a result of the overall softness in the market for Tunable Transponder, HPL, Pluggables and Submarine products. The decrease in CommTest segment is driven by sales drop in Service Assurance group, Filed Service group, Lab and Production product line, and DaVinci due to general slowdown of economy.

Net revenue in the six months ended December 27, 2008 decreased 2%, or $18.2 million, to $737.7 million from $755.9 million in the comparable period in the prior year. The decrease is primarily due to a decrease of $29.3 million in CommTest segment in Service Assurance group, Field Service group, Lab and Production product line, and DaVinci due to general recession and drop in orders, offset by an increase of $8.8 million in AOT segment due to strong demand for our Document Authentication products, where revenue growth is the result of the recent acquisition of ABNH.

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

Gross Profit

Gross profit in the second quarter of fiscal 2009 decreased 20%, or $34.7 million, to $136.7 million from $171.4 million in the same quarter a year ago. The decrease is primarily related to our CommTest segment, with major decrease in Cable product group and DaVinci due to continuing sales discounts, decreased sales volume, and falling orders, and in Service Assurance group due to Mobil business issues. The decrease of gross profit for CCOP segment is mainly due to a non recognition of Nortel revenue of $10.0 million with related cost of sales incurred in the same period. The overall decrease is partially offset by an increase of gross profit in our AOT segment due to the acquisition of ABNH, a better product mix, and cost reduction activities.

Gross profit in the six months ended December 27, 2008 decreased 6%, or $17.7 million, to $287.4 million from $305.1 million in the comparable period in the prior year. The decrease is primarily due to decreased revenue level and lower margin discussed above.

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

Research and Development (“R&D”) and Selling, General and Administrative (“SG&A”)

R&D and SG&A expenses for the second quarter of fiscal 2009 decreased 3%, or $3.9 million to $147.9 million, from $151.8 million in the same period a year ago. The decrease for the three months ended December 27, 2008 is mainly due to lower project spending, headcount reduction and other cost saving efforts across all segments. R&D and SG&A expenses for the six months ended December 27, 2008 increased 2%, or $6.7 million to $305.3 million, from $298.6 million in the same period a year ago. The increase for the six months ended December 27, 2008 is primarily due to an increase in corporate level G&A expense related to the Maverick Oracle upgrade program, offset by a decrease in R&D and marketing expenses driven by headcount reduction and other cost saving measures.

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

Impairment and Amortization of Intangibles

During the three and six months ended December 27, 2008, we recorded $7.7 million and $7.7 million, respectively, of impairment charges related to acquired technology and other intangibles. The $7.7 million consists of $4.9 million and $2.8 million recorded in cost of sales and operating expenses, respectively. During the three and six months ended December 29, 2007, there were no impairment charges recorded. See “Note 7. Goodwill” for discussion on impairment review.

Amortization of acquired technology and other intangibles for the three months ended December 27, 2008 decreased 3%, or $0.6 million, to $18.8 million from $19.4 million in the same quarter a year ago. Amortization of acquired technology and other intangibles for the six months ended December 27, 2008 increased to $38.4 million from $38.3 million in the same period a year ago.

Based on the carrying amount of other intangibles as of December 27, 2008, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
Remainder of 2009	$36.5
2010	69.5
2011	66.1
2012	63.8
2013	48.1
Thereafter	75.6

Total amortization	$359.6

The other intangibles balance is adjusted quarterly to record the effect of currency translation adjustments.

Disposal of Other Long-Lived Assets

During the three and six months ended December 27, 2008, the Company recorded $2.1 million and $2.3 million, respectively, of losses related to the disposal of property, plant and equipment primarily as a result of the write-off of disposed fixed assets located at Micralyne due to lower capacity and properties and equipment related to CCOP pluggables in Louisville and Singapore. During the three and six months ended December 29, 2007, the Company recorded losses of $0.4 million and $0.4 million, respectively, for certain assets related to the Company’s Santa Rosa, California facility.

During the three and six months ended December 27, 2008, the Company recorded a gain of $0.2 million and zero, respectively, for the sale and disposal of assets. During the three and six months ended December 29, 2007, we recorded $0.5 million and $0.1 million, respectively, of gains related to sale of other long-lived assets, net of write-offs.

Restructuring and Other Related Charges

We continue to take advantage of opportunities to further reduce costs through targeted, customer-driven restructuring events intended to consolidate and rationalize the manufacture of our products based on core competencies and cost efficiencies, together with the need to align the business in response to the current significant weakening in market conditions. See “Note 11. Restructuring” for more detail.

During the second quarter of fiscal 2009, we recorded $6.6 million in restructuring charges which included $4.6 million for severance and benefits, $1.0 million for manufacturing transfer cost, and $1.0 million to adjust accruals on previously restructured leases. One hundred and five employees were notified for termination, 73 in manufacturing, 28 in research and development and 4 in selling, general and administrative functions. Of these notified employees, 90 were located in North America and 15 were located in Europe. As of December 27, 2008, 9 of these employees have been terminated. Payments related to severance and benefits are expected to be paid off by the fourth quarter of fiscal 2010. The business segments primarily impacted by these restructuring charges are Communications Test & Measurement segment and Communications and Commercial Optical Products segment.

During the first quarter of fiscal 2009, we recorded $2.6 million in restructuring charges which included $2.0 million for severance and benefits, $0.2 million for manufacturing transfer cost, and $0.4 million to adjust accruals on previously restructured leases. Two hundred and three employees were notified for termination, 181 in manufacturing, 19 in research and development and 3 in selling, general and administrative functions. Of these notified employees, 200 were located in North America, 2 were located in Asia, and 1 was located in Europe. As of December 27, 2008, 31of these employees have been terminated. Payments related to severance and benefits are expected to be paid by the fourth quarter of fiscal 2010.

During the second quarter of fiscal 2008, we recorded $0.2 million in restructuring charges which included $0.1 million for severance and benefits and $0.1 million to adjust accruals on previously restructured leases. Seventeen employees were notified for termination, 14 in manufacturing, and 3 in selling, general and administrative functions. Of these notified employees, 16 were located in North America and 1 was located in Asia. As of December 27, 2008, all of these employees have been terminated.

During the first quarter of fiscal 2008, we recorded $1.1 million in restructuring charges which included $1.1 million for severance and benefits, $0.2 million for manufacturing transfer cost, and $(0.2) million to adjust accruals on previously restructured leases. Forty one employees were notified for termination, 27 in manufacturing, 4 in research and development and 10 in selling, general and administrative functions. Of these notified employees, 18 were located in North America and 23 were located in Asia. As of December 27, 2008, all of these employees have been terminated.

Our ability to generate sublease income, as well as our ability to terminate lease obligations at the amounts estimated, is highly dependent upon the economic conditions, particularly commercial real estate market conditions in certain geographies, at the time we negotiate the lease termination and sublease arrangements with third parties as well as the performances by such third parties of their respective obligations. While the amount we have accrued represents the best estimate of the remaining obligations we expect to incur in connection with these plans, estimates are subject to change. Routine adjustments are required and may be required in the future as conditions and facts change through the implementation period. Our restructuring obligations are net of sublease income or lease settlement estimates of approximately $8.0 million. If adverse macroeconomic conditions continue, particularly as they pertain to the commercial real estate market, or if, for any reason, tenants under subleases fail to perform their obligations, we may be required to reduce estimated future sublease income and adjust the estimated amounts of future settlement agreements, and accordingly, increase estimated cost to exit certain facilities. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2018.

Interest and Other Income

During the three months ended December 27, 2008, interest and other income was $29.0 million, an increase of $13.3 million compared to the same period a year ago. The increase primarily relates to an increase in gains on repurchase and redemption of Convertible Debt of $19.0 million from $3.3 million to $22.3 million and an increase in foreign exchange gains resulting from the stronger US dollar of $2.1 million, offset by a decrease in interest income of $7.7 million due to lower cash balances as a result of repurchases and redemption of debt and share buybacks in the intervening period.

During the six months ended December 27, 2008, interest and other income was $34.4 million, a decrease of $0.6 million compared to the same period a year ago. The decrease primarily relates to a reduction in interest income of $15.8 million due to lower interest rates and lower invested cash balances, offset by an increase in gains on repurchase and redemption of Convertible Debt of $14.9 million from $7.5 million to $22.4 million.

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

Interest Expense

During the three and six months ended December 27, 2008, interest expense decreased by $0.2 million and $0.4 million compared to the same period a year ago, primarily due to decreased amortization of the Zero and 1% coupon convertible notes resulting from the buybacks during the three and six months ended December 27, 2008.

During the three and six months ended December 29, 2007, interest expense increased by $1.2 million and $1.5 million compared to the same period a year ago, primarily as a result of an out of period adjustment recorded in the same period a year ago of $1.1 million which was disclosed in our 10-Q for the three month ended December 30, 2006.

Impairment of Investments

During the three and six months ended December 27, 2008, the impairment charge related to investments was $13.0 million and $16.2 million, respectively, an increase of $13.0 million and $16.2 million, respectively, compared to the same period a year ago. The increase is primarily due to the impairment of a long-term investment recorded at cost due to the current significant weakening in market conditions.

Provision for Income Tax

We recorded an income tax benefit of $1.7 million and $0.7 million for the three and six months ended December 27, 2008, respectively. We recorded an income tax expense of $5.5 million and $8.0 million for the three and six months ended December 29, 2007, respectively.

The income tax benefit recorded for the three and six months ended December 27, 2008, primarily relates to income tax expense in certain foreign jurisdictions based on our Company’s forecasted pre-tax income for the year, and includes a tax benefit of $0.8 million and $2.6 million for the three and six months ended December 27, 2008, respectively, as a result of the enactment of the Housing Assistance Tax Act of 2008, which was signed by the President on July 30, 2008. The Act provides that taxpayers may elect to forego bonus depreciation on certain additions of qualified eligible property and, in turn, claim a refundable credit for a portion of its unused AMT and research credits. In addition, we recorded a tax benefit of $3.2 million related to the book write off of tax deductible goodwill during the current quarter.

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

On July 1, 2007, we adopted the provisions of FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement 109” (“FIN 48”). As of December 27, 2008 and June 28, 2008 our unrecognized tax benefits totaled $64.5 million and $71.9 million, respectively, and are included in deferred taxes and other non-current tax liabilities, net. We had $25.4 million accrued for the payment of interest and penalties at December 27, 2008.

Operating Segment Information (in millions):

	Three Months Ended		Change	Percentage Change	Six Months Ended		Change	Percentage Change
	December 27, 2008	December 29, 2007			December 27, 2008	December 29, 2007
Communications and Commercial Optical Products
Net Revenue	$127.9	$151.9	$(24.0)	-16%	$289.9	$287.8	$2.1	1%
Operating income	(3.5)	9.6	(13.1)	-136%	5.6	3.8	1.8	47%
Communications Test and Measurement
Net Revenue	176.2	197.5	(21.3)	-11%	341.5	370.8	(29.3)	-8%
Operating income	36.7	48.5	(11.8)	-24%	62.7	75.2	(12.5)	-17%
Advanced Optical Technologies
Net Revenue	53.1	49.8	3.3	7%	106.6	97.8	8.8	9%
Operating income	19.5	20.1	(0.6)	-3%	41.2	38.4	2.8	7%
Deferred revenue related to purchase as accounting adjustment	(0.2)	—	(0.2)	—	(0.3)	(0.5)	0.2	-40%

During the second quarter of fiscal year 2009, we changed our reporting structure to combine the All Others, Commercial Lasers business segment with the Optical Communications business segment and formed a new business segment, Communications and Commercial Optical Products. For the three and six months ended December 29, 2007, net revenue of $22.2 millions and $42.1 millions of the former All Others, Commercial Lasers segment is included in the Communications and Commercial Optical Products segment. For the three and six months ended December 29, 2007, operating loss of $0.3 million and $2.8 million is included in the Communications and Commercial Optical Products segment.

The decrease in operating income for Communications and Commercial Optical Products during the three month period ended December 27, 2008 over the same quarter a year ago is mainly due to a non recognition of Nortel revenue of $10.0 million with related cost of sales incurred in the period. The increase in operating income for the six month period ended December 27, 2008 is due to revenue growth in the Transmission and Integrated Photonics businesses coupled with decreased operating expenses driven by reduced personnel expenses.

The decrease in operating income for Communications Test & Measurement during the three and six month period ended December 27, 2008 over the same quarter a year ago reflects a decline in North American demand due to the current significant weakening in market conditions and a decreased margin due to higher price discounts, offset by reductions in operating expenses driven by reduced personnel expenses arising from ongoing cost reduction initiatives and decreased variable expenses.

The decrease in operating income for Advanced Optical Technologies during the three month period ended December 27, 2008 over the same quarter a year ago is primarily due to incremental costs related to acquisition integration. . The increase in operating income for Advanced Optical Technologies during the six month period ended December 27, 2008 over the same period a year ago is mainly due to acquisition integration, increased demand for our Authentication Solutions Group products and relatively flat operating expense spending.

Liquidity and Capital Resources

Our investments of surplus cash are made in accordance with an investment policy approved by the Audit Committee of our Board of Directors. In general, our investment policy requires that securities purchased be rated A-1/P-1, A/A2 or better. Securities that are downgraded subsequent to purchase are evaluated and may be sold or held at management’s discretion. No security may have an effective maturity that exceeds 37 months, and the average duration of our holdings may not exceed 18 months. At any time, no more than 5% of the investment portfolio may be concentrated in a single issuer other than the U.S. government or U.S. agencies. Our investments in debt securities and marketable equity securities are primarily classified as available-for-sale investments or trading assets and are recorded at fair value. The cost of securities sold is based on the specific identification method. Unrealized gains and losses on available-for-sale investments are reported as a separate component of stockholders’ equity. We did not hold any investments in auction rate securities, mortgage backed securities, collateralized debt obligations, or variable rate demand notes at December 27, 2008 and virtually all debt securities held were of investment grade (at least BBB/Baa3). As of December 27, 2008, approximately 95% of our cash, cash equivalents, and short-term investments were held in the U.S.

As of December 27, 2008, the majority of our investments of surplus cash have maturities of 90 days or less and are of high credit quality. Nevertheless, widening of market credit spreads and bid-ask spreads has impacted both pricing and liquidity of certain investment securities that we own. Although we intend to hold these investments to maturity, in the event that we are required to sell any of these securities under adverse market conditions, losses could be recognized on such sales. To date we have realized approximately $3.2 million of investment losses due to the bankruptcy of Lehman Brothers, and can provide no assurances that the value or the liquidity of our other investments will not also be impacted by adverse conditions in the financial markets. In addition, we maintain cash balances in operating accounts that are with third party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail.

As of December 27, 2008, we had a combined balance of cash, cash equivalents, short-term investments and restricted cash of $689.0 million, a decrease of $195.7 million from June 28, 2008. Cash and cash equivalents increased by $19.3 million in the six month period ended December 27, 2008, primarily due to net proceeds from sales and maturities of investments of $203.8 million, cash generated by operating activities of $59.0 million, and cash inflows of $3.0 million from the exercise of stock options and the issuance of stock under employee stock plans, offset by outflows from the use of $109.8 million to repurchase a portion of our Convertible Notes, the use of $86.8 million to repurchase common stock and the purchases of property, plant and equipment of $31.3 million.

Cash provided by operating activities was $59.0 million during the six months ended December 27, 2008, resulting from our net loss adjusted for non-cash items such as depreciation, amortization, impairment of goodwill and various gains and losses of $73.5 million, and changes in operating assets and liabilities that used $14.5 million related primarily to a decrease in long-term income tax liabilities of $19.3 million, a decrease in other accrued liability of $12.5 million, an increase in inventory of $13.0 million, a decrease in accounts payable of $4.1 million, offset by a decrease in accounts receivable of $28.6 million, an increase in income tax payable of $6.3 million and an increase in deferred tax liabilities of $3.0 million.

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

Cash provided by investing activities was $160.3 million during the six months ended December 27, 2008, primarily related to net proceeds from sales and maturities of investments of $203.8 million, offset by purchases of property, plant and equipment of $31.3 million, purchases of long-term investments of $4.0 million and the use of $8.0 million for acquisitions, net of cash acquired.

Cash used by investing activities was $8.9 million during the six months ended December 29, 2007, primarily related to purchases of property, plant and equipment of $19.0 million, purchases of long term investments of $9.0 million and additions to restricted cash of $6.1 million, offset by net proceeds from sales and maturities of investments of $24.8 million.

Financing activities for the six months ended December 27, 2008 used cash of $193.8 million, primarily related to the use of $86.8 million to repurchase common stock and $109.8 million to repurchase a portion of our Convertible Notes, offset by issuance of common stock under our employee stock option programs and employee stock plans of $3.0 million.

Financing activities for the six months ended December 29, 2007 used cash of $103.5 million, resulting from the use of $141.6 million to repurchase a portion of Zero Coupon Senior Convertible Notes, offset by the proceeds from a sale-leaseback transaction of $32.2 million and the issuance of common stock under our employee stock option programs and employee stock plans of $6.1 million.

We believe that our existing cash balances and investments will be sufficient to meet our liquidity and capital spending requirements at least through the next 12 months. However, there are a number of factors that could impact our liquidity position, including:

•	current global economic conditions which affect demand for our products and services and impact the financial stability of our suppliers and customers;

•	the recent tendency of customers to delay payments to manage their own liquidity positions;

•	extreme volatility in fixed income, credit, and foreign exchange markets which impact the liquidity and valuation of our investment portfolios;

•	plans to restructure our business and manufacturing operations, including additional outsourcing to contract manufacturers; and

•	possible investments or acquisitions of complementary businesses, products or technologies.

We have in past periods consumed, and in the future we may consume, portions of our cash reserves to fund our operations. The amounts consumed to date, together with the amounts currently anticipated to be spent, are not expected to materially impair our financial condition. However, we may need to expend additional cash balances to fund unanticipated restructuring activities, acquisitions or other cash requirements.

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

Pension and Other Postretirement Benefits

We sponsor pension plans for certain past and present employees in the UK and Germany. JDSU also is responsible for the non-pension postretirement benefit obligation of a previously acquired subsidiary. These plans have been closed to new participants and no additional service costs are being accrued. The plans are partially funded. SFAS No. 158 requires the recognition of the funded status of the pension plans and non-pension postretirement benefit plans (retirement-related benefit plans) as an asset or a liability in the Consolidated Statement of Financial Position. SFAS No. 158 also requires the recognition of changes in that funded status in the year in which they occur through the gains and (losses) not affecting accumulated deficit, net of tax, and the recognition of previously unrecognized gains/(losses), prior service costs/(credits) and transition assets as a component of accumulated gains and (losses) not affecting accumulated deficit in the Consolidated Statement of Stockholders’ Equity. The funded status of a retirement plan is the difference between the projected benefit obligation and the fair value of its plan assets. The projected benefit obligation is the actuarial present value of all benefits attributed by the plan’s benefit formula to employee service. At December 27, 2008, our pension plans were under funded by approximately $76.7 million since the projected benefit obligation exceeded the fair value of its plan assets. Similarly, we had accrued $0.8 million related to our non-pension postretirement benefit plan. Pension plan assets are managed professionally and we monitor the performance of our investment managers. As of December 27, 2008, the value of plan assets had decreased approximately 2% since June 28, 2008, our most recent fiscal year end.

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

Picolight

Picolight was acquired in May 2007, and at the time of acquisition was in the process of developing transceivers. We have incurred post-acquisition costs of approximately $5.9 million to date and estimate no additional investment in research and development will be required. The project is expected to complete in the third quarter of fiscal 2009.

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

Forward contracts, most with a term of less than 120 days, were transacted near month end and therefore, the fair value of the contracts is approximately zero. The following table provides information about our foreign currency forward and option contracts outstanding as of December 27, 2008.

(in millions)	Contract Amount (Local Currency)	Contract Amount (USD)
Canadian Dollar (contracts to sell CAD / buy USD)	CAD 4.8	$3.9
Chinese Renmimbi (contracts to sell CNY / buy USD)	CNY 22.9	3.3
British Pound (contracts to buy GBP / sell USD)	GBP 6.0	8.9
Euro (contracts to sell EUR / buy USD)	EUR 63.2	87.8
Hong Kong Dollar (contracts to sell HKD / buy USD)	HKD 136.1	17.6
Singapore Dollar (contracts to sell SGD / buy USD)	SGD 34.2	23.6
Mexican Peso (contracts to buy MXN / sell USD)	MXN 44.5	3.3
Australian Dollar (contracts to sell AUD / buy USD)	AUD 10.2	6.9
Brazilian Real (contracts to sell BRL / buy USD)	BRL 13.8	5.5
Japanese Yen (contracts to sell JPY / buy USD)	JPY 636.0	7.1

Total USD notional amount of outstanding foreign exchange contracts		$167.9

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

Investments

We maintain an investment portfolio in a variety of financial instruments, including, but not limited to, U.S. government and agency bonds, corporate obligations, money market funds, asset-backed securities, and other investment-grade securities. The majority of these investments pay a fixed rate of interest. The securities in the investment portfolio are subject to market price risk due to changes in interest rates, perceived issuer creditworthiness, marketability, and other factors. These investments are generally classified as available-for-sale and, consequently, are recorded on our Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of Stockholders’ equity. We did not hold any investments in auction rate securities, mortgage backed securities, collateralized demand obligations, or variable rate demand notes at December 27, 2008.

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

Long-term Debt

Based on quoted market prices, as of December 27, 2008 and June 28, 2008, the fair market value of the 1% Senior Convertible Notes was approximately $208.6 million and $334.9 million, respectively, and the fair market value of the Zero Coupon Senior Convertible Notes was approximately $0.2 million and $80.8 million, respectively. Changes in fair market value reflect the change in the market price of the notes, see “Note 10. Convertible Debt and Letters of Credit”.

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

Other than with respect to the risk factor set forth below, which has been revised from the prior statement in our Quarterly Report on Form 10-Q filed with the SEC for the quarter ended September 27, 2008, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K/A for the fiscal year ended June 28, 2008.

Our operating results may be adversely affected by unfavorable economic and market conditions.

Economic conditions worldwide have from time to time contributed to slowdowns in the technology industry at large, as well as to the specific segments and markets in which we operate. When combined with ongoing customer consolidation activity and periodic manufacturing and inventory initiatives, the current uncertain macro-economic climate, including but not limited to the effects of deteriorating credit markets, could lead to reduced demand from our customers and increased price competition for our products, increased risk of excess and obsolete inventories and higher overhead costs as a percentage of revenue. Recent tightening of the credit markets may further negatively impact our operations by affecting the solvency of our customers, the solvency of our key suppliers or the ability of our customers to obtain credit to finance purchases of our products. If the global economy and credit markets continue to deteriorate and our future sales continue to decline, our financial condition and results of operations could be adversely impacted.

In addition, we have significant goodwill and intangible assets recorded on our balance sheet. We will continue to evaluate the recoverability of the carrying amount of our goodwill and intangible assets on an ongoing basis, and we may incur substantial impairment charges, which would adversely affect our financial results. There can be no assurance that the outcome of such reviews in the future will not result in substantial impairment charges. Impairment assessment inherently involves judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. Future events and changing market conditions may impact our assumptions as to prices, costs, holding periods or other factors that may result in changes in our estimates of future cash flows. Although we believe the assumptions we used in testing for impairment are reasonable, significant changes in any one of our assumptions could produce a significantly different result. If, in any period, our stock price decreases to the point where the fair value of the Company, as determined by our market capitalization, is less than our book value, this too could indicate a potential impairment and we may be required to record an impairment charge in that period.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders (the “Annual Meeting”) was held on November 12, 2008. At the Annual Meeting, three items were voted upon:

1. The election of three Class III Directors to serve until the 2011 Annual Meeting and until their successors are elected and qualified:

(i) Kevin A. DeNuccio

(ii) Richard T. Liebhaber

(iii) Casimir S. Skrzypczak

The Company’s directors listed below will continue in office for the remainder of their terms or earlier in accordance with the Company’s bylaws.

Class II Directors whose terms will expire in 2009:

(i) Richard E. Belluzzo

(ii) Harold L. Covert

(iii) Penelope Herscher

(iv) Masood Jabbar

Class I Directors whose terms will expire in 2010:

(i) Bruce D. Day

(ii) Martin A. Kaplan

(iii) Kevin J. Kennedy

2. To approve the amendments to the Company’s Amended and Restated 2003 Equity Incentive Plan.

3. To ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2009.

The voting results were as follows:

	For	Against	Withheld	Abstained	Broker Non-Votes
1. Directors
Kevin A. DeNuccio	125,383,869	—	58,313,734	—	—
Richard T. Liebhaber	175,676,079	—	8,021,525	—	—
Casimir S. Skrzypczak	125,264,327	—	58,433,276	—	—
2. Approve Amendments to Amended and Restated 2003 EIP	111,620,359	10,654,364	—	1,341,725	60,079,197
3. Appointment of PricewaterhouseCoopers LLP	181,226,260	1,125,839	—	1,345,502	—

Item 5.	Other Information

None.

Item 6.	Exhibits

The following documents are filed as Exhibits to this report:

Exhibit No.	Exhibit Description

10.22(1)	Agreement for David Gudmundson executed October 28, 2008.

10.23(2)	Transition Agreement for Kevin Kennedy executed December 5, 2008.

10.24(3)	Consulting Agreement for Kevin Kennedy executed December 5, 2008.

10.25(4)	Employment Agreement for Thomas Waechter executed December 17, 2008.

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 10.22 of the Company’s Current Report on Form 8-K filed on October 30, 2008.

(2)	Incorporated by reference to Exhibit 10.23 of the Company’s Current Report on Form 8-K filed on December 11, 2008.

(3)	Incorporated by reference to Exhibit 10.24 of the Company’s Current Report on Form 8-K filed on December 11, 2008.

(4)	Incorporated by reference to Exhibit 10.25 of the Company’s Current Report on Form 8-K filed on December 18, 2008.

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

Date: February 5, 2009