Form 10-Q
period 2009-03-28
JDS UNIPHASE CORP /CA/
filed 2009-05-05
CIK 912093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 24, 2009, the Registrant had 215,800,267 shares of common stock outstanding, including 4,645,756 exchangeable shares of JDS Uniphase Canada Ltd. The par value of each share of common stock is $0.001. Each exchangeable share is exchangeable at any time into common stock on a one-for-one basis, entitles a holder to dividend and other rights economically equivalent to those of the common stock, and through a voting trust, votes at meetings of stockholders of the Registrant.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

JDS UNIPHASE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Net revenue	$280.6	$383.9	$1,018.3	$1,139.8
Cost of sales	165.6	225.8	586.6	652.3
Amortization of acquired technologies	13.0	12.5	37.4	36.8
Impairment of acquired technologies	—	—	4.9	—

Gross profit	102.0	145.6	389.4	450.7

Operating expenses:
Research and development	42.7	47.7	130.7	140.6
Selling, general and administrative	93.8	112.2	311.1	317.9
Amortization of other intangibles	6.7	8.0	20.7	22.0
Impairment of goodwill	45.0	—	736.9	—
Loss and impairment of long-lived assets	7.0	1.9	12.1	1.8
Restructuring charges	11.0	1.7	20.2	3.0

Total operating expenses	206.2	171.5	1,231.7	485.3

Loss from operations	(104.2)	(25.9)	(842.3)	(34.6)
Interest and other income	22.2	15.1	56.6	50.1
Interest expense	(1.9)	(2.2)	(6.0)	(6.7)
Impairment of investments	(2.2)	—	(18.4)	—
Gain on sale of investments	0.3	1.4	1.9	1.9

Income (loss) before income taxes	(85.8)	(11.6)	(808.2)	10.7
Provision for (benefit from) income taxes	(0.6)	(5.4)	(1.3)	2.6

Net income (loss)	$(85.2)	$(6.2)	$(806.9)	$8.1

Net income (loss) per share
Basic	$(0.40)	$(0.03)	$(3.75)	$0.04

Diluted	$(0.40)	$(0.03)	$(3.75)	$0.04

Shares used in per share calculation
Basic	215.6	225.2	215.4	222.0

Diluted	215.6	225.2	215.4	230.3

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share and par value data)

(unaudited)

	March 28, 2009	June 28, 2008
ASSETS
Current assets:
Cash and cash equivalents	$252.4	$265.6
Short-term investments	409.6	608.0
Restricted cash	11.5	11.1
Accounts receivable, less reserves and allowances of $3.5 at March 28, 2009 and $5.0 at June 28, 2008	198.4	297.7
Inventories	159.7	188.9
Refundable income taxes	8.2	7.8
Other current assets	39.2	50.0
Assets held for sale	32.8	—

Total current assets	1,111.8	1,429.1
Property, plant and equipment, net	190.1	213.2
Deferred income taxes	0.7	3.6
Goodwill	11.1	796.2
Other intangibles, net	337.2	416.1
Long-term investments	14.4	25.6
Other non-current assets	17.9	22.3

Total assets	$1,683.2	$2,906.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$88.6	$129.6
Current portion of long-term debt	0.2	83.0
Accrued payroll and related expenses	51.2	58.9
Income taxes payable	15.4	6.7
Deferred income taxes	0.1	0.4
Restructuring accrual	12.6	5.7
Warranty accrual	8.7	10.1
Other current liabilities	94.9	151.0
Liabilities of held-for-sale operations	12.4	—

Total current liabilities	284.1	445.4

Long-term debt	325.0	425.0
Other non-current liabilities	168.7	218.3
Commitments and contingencies (Note 17, 19, and 20)
Stockholders’ equity:
Preferred Stock, $0.001 par value: Authorized shares: 1,000,000	—	—
Common Stock, $0.001 par value: Authorized shares: 1,000,000,000	0.2	0.2
Issued and outstanding shares: 215,768,483 at March 28, 2009 and 221,977,736 at June 28, 2008
Additional paid-in capital	69,366.8	69,325.0
Accumulated deficit	(68,479.4)	(67,585.7)
Accumulated other comprehensive income	17.8	77.9

Total stockholders’ equity	905.4	1,817.4

Total liabilities and stockholders’ equity	$1,683.2	$2,906.1

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Nine Months Ended
	March 28, 2009	March 29, 2008
OPERATING ACTIVITIES:
Net income (loss)	$(806.9)	$8.1
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	51.8	48.5
Asset retirement obligations and deferred rent expenses	0.4	0.5
Amortization of intangibles	58.1	58.8
Stock-based compensation expense	38.6	36.8
Amortization of debt issuance costs	1.1	1.9
Non-cash changes in short term investments	1.7	(2.6)
Gain on sale of investments	(1.9)	(1.9)
Impairment of intangibles	7.7	—
Impairment of goodwill	736.9	—
Impairment of investments	18.4	—
Activity related to equity investments	0.9	(1.3)
Loss of long-lived assets, net	9.3	1.8
Gain on repurchase of debt	(42.4)	(10.0)
Provision for allowance for doubtful accounts	(0.9)	(0.1)
Changes in operating assets and liabilities, net of impact of acquisitions of businesses:
Accounts receivable	94.6	(6.6)
Inventories	(0.7)	25.5
Other current assets	6.4	(4.4)
Accounts payable	(31.2)	(1.5)
Income taxes payable	3.0	3.8
Deferred taxes, net	3.2	(11.4)
Accrued payroll and related expenses	(5.1)	(4.4)
Other	(53.1)	(8.8)

Net cash provided by operating activities	89.9	132.7

INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(411.2)	(574.4)
Maturities and sales of investments	598.9	765.4
Changes in restricted cash	(1.2)	(6.4)
Acquisitions, net of cash acquired	(12.0)	(55.1)
Purchases of long term investments	(4.0)	(9.0)
Acquisition of property and equipment	(46.9)	(33.8)
Proceeds from sale of assets	1.2	3.5
Other assets, net	0.7	—

Net cash provided by investing activities	125.5	90.2

FINANCING ACTIVITIES:
Payments on debt and capital lease obligations	(0.3)	(0.2)
Repurchase of convertible debt	(139.2)	(213.8)
Proceeds from (payments on) financing obligation	0.3	32.2
Repurchase of common stock	(86.8)	—
Issuance of stock pursuant to employee stock plans	5.1	14.2

Net cash used in financing activities	(220.9)	(167.6)

Effect of exchange rate changes on cash and cash equivalents	(7.7)	4.7
Increase (decrease) in cash and cash equivalents	(13.2)	60.0
Cash and cash equivalents at beginning of period	265.6	362.9

Cash and cash equivalents at end of period	$252.4	$422.9

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The financial information for the Company (or “JDSU”) as of March 28, 2009 and for the three and nine months ended March 28, 2009 and March 29, 2008 is unaudited, and includes all normal and recurring adjustments that management considers necessary for a fair statement of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended June 28, 2008.

The balance sheet as of June 28, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results for the three and nine months ended March 28, 2009 may not be indicative of results for the year ending June 27, 2009 or any future periods.

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

The components of comprehensive income (loss) were as follows (in millions):

	Three Months Ended		Nine Months Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Net income (loss)	$(85.2)	$(6.2)	$(806.9)	$8.1
Other comprehensive income (loss):
Net change in unrealized losses on investments, net of tax	2.5	(0.5)	(3.4)	2.5
Net change in cumulative translation adjustment, net of tax	(0.6)	16.3	(56.7)	28.0
Net change in defined benefit obligation, net of tax	0.1	—	—	—

Net change in other comprehensive income (loss)	2.0	15.8	(60.1)	30.5

Comprehensive income (loss)	$(83.2)	$9.6	$(867.0)	$38.6

At March 28, 2009 and June 28, 2008, balances for the components of accumulated other comprehensive income were as follows (in millions):

	March 28, 2009	June 28, 2008
Unrealized losses on investments, net of tax	$(7.2)	$(3.8)
Foreign currency translation gains, net of tax	8.6	65.3
Defined benefit obligation, net of tax	16.4	16.4

Accumulated other comprehensive income	$17.8	$77.9

The change in foreign currency translation gains was primarily attributable to the impairment of goodwill recorded in foreign currencies and the strengthening of the U.S. dollar during the period.

Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Numerator:
Net income (loss)	$(85.2)	$(6.2)	$(806.9)	$8.1

Denominator:
Weighted-average number of common shares outstanding-basic	215.6	225.2	215.4	222.0
Incremental shares from:
Stock options and ESPP	—	—	—	0.9
Restricted stock and restricted stock units	—	—	—	0.9
Zero coupon senior convertible notes	—	—	—	6.5

Weighted-average number of common shares outstanding-diluted	215.6	225.2	215.4	230.3

Net income (loss) per share
Basic	$(0.40)	$(0.03)	$(3.75)	$0.04

Diluted	$(0.40)	$(0.03)	$(3.75)	$0.04

As the Company incurred net losses for the three and nine months ended March 28, 2009, potential dilutive securities from stock options, employee stock purchase plan (“ESPP”), Full Value Awards, and Zero Coupon Senior Convertible Notes have been excluded from the diluted net loss per share computations as their effects were deemed anti-dilutive.

For additional information regarding the Convertible Notes, see “Note 10. Convertible Debt and Letters of Credit”.

The following table sets forth the weighted average potentially dilutive securities excluded from the computation because their effect would have been anti-dilutive (in millions):

	Three Months Ended		Nine Months Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Stock options and ESPP	16.1	17.0	15.0	17.3
Restricted shares and stock units	8.1	—	7.6	—
Zero coupon senior convertible notes	—	4.4	1.0	—
1% senior convertible notes	11.1	14.0	12.9	14.0

Total potentially dilutive securities	35.3	35.4	36.5	31.3

Note 2. Recent Accounting Pronouncements

FASB Staff Positions FAS 115-2 and FAS 124-2

In April 2009, the FASB issued FASB Staff Positions (FSPs) No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, and FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. These FSPs address concerns about (1) recording impairment charges on investments in debt instruments, (2) measuring the fair value of financial instruments when the markets become inactive and quoted prices may reflect distressed transactions, and (3) disclosure of fair values of certain financial instruments in interim financial statements. These FSPs are effective for interim and annual periods ending after June 15, 2009. The Company believes that the adoption of these FSPs will not have material impact on the consolidated financial statements.

FASB Staff Position FAS 141(R)-1

In April 2009, the FASB issued FASB Staff Position (FSP) No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. The FSP addresses concerns raised by constituents about certain implementation issues related to the accounting for assets and liabilities arising from contingencies under FAS 141(R), Business Combinations. Specifically, the FASB decided that the general requirements in FAS 141 for acquired contingencies should be carried forward without significant revision. Accordingly, under the FSP, assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period. Otherwise, companies would typically account for those acquired contingencies using existing guidance. This FSP is effective for the Company beginning in fiscal year 2010 but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions it consummates after the effective date.

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

FSP 157-2

In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), to provide enhanced guidance when using fair value to measure assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements. SFAS 157 applies whenever other pronouncements require or permit assets or liabilities to be measured at fair value and, while not requiring new fair value measurements, may change current practices. In February 2008, the FASB issued Staff Positions 157-2 (FSP 157-2) amending FAS 157 to delay the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact FSP 157-2 will have on certain non-financial assets and non-financial liabilities within the scope of FAS 157 when it becomes effective in fiscal year 2010.

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

ABNH’s results of operations have been included in the Company’s consolidated financial statements subsequent to the date of acquisition. The financial information in the table below summarizes the combined results of operations of the Company and ABNH, on a pro forma basis, as though the companies had been combined as of the beginning of the period presented:

(in millions, except per share data)	Three Months Ended March 29, 2008	Nine Months Ended March 29, 2008
Pro forma net revenue	$390.9	$1,159.8
Reported net revenue	383.9	1,139.8
Pro forma net income	(11.5)	3.1
Pro forma net income per share
Basic	(0.05)	0.01
Diluted	(0.05)	0.01
Reported net income	(6.2)	8.1
Reported net income per share
Basic	(0.03)	0.04
Diluted	(0.03)	0.04

The unaudited, pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the merger had taken place at the beginning of the period presented.

Westover Scientific Inc. (“Westover”)

In January 2008, the Company purchased Westover’s Fiber Optic Division for approximately $51.5 million in cash, including $0.8 million of direct transaction costs incurred in connection with the acquisition. In addition, the Company was obligated to pay contingent cash consideration of up to $7.0 million if certain revenue targets were achieved during the 3 years from acquisition date through January 31, 2010. As the revenue target was met for the first phase from January 7, 2008 through January 31, 2009, the additional consideration of $4.0 million was paid in February 2009.

Westover’s results of operations have been included in the Company’s consolidated financial statements subsequent to the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to prior period financial statements.

Note 4. Balance Sheet and Other Details

Accounts Receivable Reserves and Allowances

The activities and balances for allowance for doubtful accounts and allowance for sales returns and other were as follows (in millions):

	June 28, 2008	Charged to Costs and Expenses	Deduction (1)	March 28, 2009
Allowance for doubtful accounts	$4.7	$1.7	$(3.1)	$3.3
Allowance for sales returns and other	0.3	—	(0.1)	0.2

Total accounts receivable reserves	$5.0	$1.7	$(3.2)	$3.5

(1)	Write-off of uncollectible accounts, net of recoveries

During the three months ended March 28, 2009, one customer represented 10% or more of the Company’s net revenue. During the nine months ended March 28, 2009, no customer represented 10% or more of the Company’s net revenue.

Inventories

Inventories are stated at the lower of cost or market, and include material, labor, and manufacturing overhead costs. The components of inventories were as follows (in millions):

	March 28, 2009	June 28, 2008
Deferred cost of sales	$11.6	$14.5
Finished goods	58.5	51.6
Work in process	37.6	56.3
Raw materials and purchased parts	52.0	66.5

Total inventories	$159.7	$188.9

During the three and nine months ended March 28, 2009, the Company recorded write-downs of inventories of $2.7 million and $7.8 million, respectively. During the three and nine months ended March 29, 2008, the Company recorded write-downs of inventories of $4.4 million and $11.0 million, respectively.

During the three and nine months ended March 28, 2009, the Company consumed previously written-down inventories of $2.1 million and $12.0 million, respectively. During the three and nine months ended March 29, 2008, the Company consumed previously written-down inventories of $2.5 million and $9.6 million, respectively. In addition, the Company has an active scrap program and typically disposes of inventory that has been written down through the use of scrap dealers or physical disposal/destruction. During the three and nine months ended March 28, 2009, the Company scrapped $23.5 million and $36.4 million of fully reserved inventory, respectively. During the three and nine months ended March 29, 2008, the Company scrapped $12.3 million and $27.8 million of fully reserved inventory, respectively.

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

Property, Plant and Equipment, Net

The components of property, plant and equipment, net were as follows (in millions):

	March 28, 2009	June 28, 2008
Land	$17.0	$17.3
Buildings and improvements	38.1	42.5
Machinery and equipment	288.0	298.6
Furniture, fixtures, software and office equipment	127.8	118.1
Leasehold improvements	55.6	61.8
Construction in progress	20.8	32.0

	547.3	570.3
Less: Accumulated depreciation	(357.2)	(357.1)

Property, plant and equipment, net	$190.1	$213.2

At March 28, 2009 and June 28, 2008, property, plant and equipment, net included $23.3 million and $25.4 million in land and buildings related to the Santa Rosa sale and leaseback transactions accounted for under the financing method, respectively. See “Note 5. Financing Obligation” for more detail.

During the three and nine months ended March 28, 2009, the Company recorded $17.1 million and $51.8 million, respectively, of depreciation expense. During the three and nine months ended March 29, 2008, the Company recorded $16.4 million and $48.5 million, respectively, of depreciation expense.

During the three and nine months ended March 28, 2009, the Company recorded $7.0 million and $9.3 million, respectively, of losses primarily related to the disposal of certain assets and liabilities related to manufacturing operations in Shenzhen, China. See “Note 9. Loss of Long-Lived Assets” for more details. During the three and nine months ended March 29, 2008, the Company recorded $1.9 million and $1.8 million, respectively, of gains related to sales of property, plant and equipment, net of write-offs, primarily as a result of the write-off of disposed fixed assets.

Other Current Assets

The components of other current assets were as follows (in millions):

	March 28, 2009	June 28, 2008
Prepaid assets	$13.8	$18.4
Deferred income tax	0.7	1.0
Receivables from Fabrinet	0.6	2.3
Other receivables	18.3	21.0
Other current assets	5.8	7.3

Total other current assets	$39.2	$50.0

Other Non-Current Assets

The components of other non-current assets were as follows (in millions):

	March 28, 2009	June 28, 2008
Deposits	$3.2	$4.6
Deferred financing costs	3.1	5.1
Other	11.6	12.6

Total other non-current assets	$17.9	$22.3

Other Current Liabilities

The components of other current liabilities were as follows (in millions):

	March 28, 2009	June 28, 2008
Deferred revenue	$28.1	$35.7
Acquisition holdbacks and other related liabilities	0.7	6.0
Deferred compensation plan	4.1	6.8
VAT liabilities	5.3	6.8
Accrued expenses	49.8	85.4
Current portion of pension accrual	4.6	5.3
Other	2.3	5.0

Total other current liabilities	$94.9	$151.0

Other Non-Current Liabilities

The components of other non-current liabilities were as follows (in millions):

	March 28, 2009	June 28, 2008
Pension accrual and post employment benefits	$70.3	$81.4
Deferred taxes	14.0	22.3
Restructuring accrual	3.8	5.8
Financing obligation	31.0	31.4
Non-current income taxes payable	16.1	35.5
Asset retirement obligations	12.9	11.9
Other	20.6	30.0

Total other non-current liabilities	$168.7	$218.3

Interest and Other income

The components of interest and other income were as follows (in millions):

	Three Months Ended		Nine Months Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Interest income	$3.6	$11.1	$16.3	$39.6
Foreign exchange gains (losses), net	(1.1)	0.6	2.0	1.8
Gains on repurchase of Convertible Notes	20.0	2.5	42.4	10.0
Gain (loss) on equity investments	(0.1)	1.1	(1.0)	1.3
Other income (expense), net	(0.2)	(0.2)	(3.1)	(2.6)

Total interest and other income	$22.2	$15.1	$56.6	$50.1

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

The guarantee of up to $3.8 million was accounted for in accordance with FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The present value of the guarantee approximates the liability of $1.0 million which was included in Other non-current liabilities as of March 28, 2009.

As of March 28, 2009, of the total financing obligation related to Santa Rosa, $0.5 million was included in Other current liabilities, and $31.0 million was included in Other non-current liabilities. As of June 28, 2008 $0.5 million was included in Other current liabilities, and $31.4 million was included in Other non-current liabilities.

As of March 28, 2009, future minimum financing payments of the various leases are as follows (in millions):

Fiscal Years
Remainder of 2009	$0.6
2010	2.6
2011	2.7
2012	2.8
2013	2.6
2014	2.6
Thereafter	8.8

Total	$22.7

The lease payments due under the agreement reset to fair market rental rates upon the Company’s execution of the renewal options.

Note 6. Fair Value Measurements

Assets measured at fair value are summarized below (in millions):

	Total	Fair value measurement as of March 28, 2009
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market instruments and funds	$168.7	$164.4	$—	4.3
Fixed income available for sale securities	473.7	84.1	389.6	—
Marketable equity securities	4.1	4.1	—	—

Total assets (1)	$646.5	$252.6	$389.6	$4.3

(1)	$213.5 million included in cash and cash equivalents, $409.6 million in short-term investments, $11.5 million in restricted cash, and $11.9 million in long-term investments on the Company’s consolidated balance sheet.

The Company measures its cash equivalents, marketable securities, and foreign currency forward contracts at fair value, which does not materially differ from the carrying values of these instruments in the financial statements. Cash equivalents and marketable securities are classified within Level 1 or Level 2, with the exception of an investment in the Reserve Primary Money Market Fund (the “Reserve Fund”). Level 1 and Level 2 investments are classified as such because they are valued primarily using quoted prices in active markets for identical or similar assets or inputs other than quoted prices that are observable, and inputs that are not directly observable, but that are corroborated by observable market data. Level 2 securities are comprised of agency securities, corporate debt securities and asset-backed securities. The Reserve Fund investment is classified within Level 3 because it is valued using unobservable inputs and management judgment due to the absence of quoted market prices and inherent lack of liquidity and these assumptions are significant. Our foreign currency forward contracts are typically classified within Level 2 because they are based on foreign currency rates quoted by banks, foreign currency dealers, and other public data sources. The foreign currency forward contracts, most with a term of less than 120 days, were transacted near month end; therefore, the fair value of the contracts is approximately zero.

The bond parity derivatives related to the convertible notes are classified within Level 1 because they are valued using quoted market prices in active markets. The fair value of the derivatives is approximately zero.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of March 28, 2009 (in millions):

	Total	The Reserve Fund	Lehman Brothers securities
Balance as of June 28, 2008	$—	$—	$—
Transfer from Level 1	36.6	33.9	2.7
Other than temporary impairment recorded	(3.2)	(0.5)	(2.7)

Balance as of September 27, 2008	33.4	33.4	—
Cash receipt from The Reserve Fund	(26.8)	(26.8)	—

Balance as of December 27, 2008	6.6	6.6	—
Cash receipt from The Reserve Fund	(2.3)	(2.3)	—

Balance as of March 28, 2009	$4.3	$4.3	$0.0

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

Total financial assets at fair value classified within Level 3 were less than 0.3% of total assets on the Company’s consolidated balance sheet as of March 28, 2009.

During the three months ended March 28, 2009, the Company recorded $2.2 million of other-than-temporary impairment related to an asset-backed security, given considerations of the length of time and the extent to which the market value has been less than cost and the financial condition and near-term prospects of the issuer.

Note 7. Goodwill

The following table presents the changes in goodwill allocated to the reportable segments (in millions):

	Communications & Commercial Optical Products	Communications Test & Measurement	Advanced Optical Technologies	All Other, Commercial Lasers	Total
Balance as of June 28, 2008	$201.9	$494.2	$68.3	$31.8	796.2
Translation adjustment	—	(15.1)	—	—	(15.1)
Other purchase price adjustment	1.4	(0.2)	0.7	(1.9)	—

Balance as of September 27, 2008	203.3	478.9	69.0	29.9	781.1
Reclassification due to change in business segments	29.9			(29.9)	—
Purchase price adjustment related to the achievement of milestones	—	4.0	—	—	4.0
SFAS No. 142 impairment charges	(233.5)	(398.0)	(60.4)	—	(691.9)
Translation adjustment	—	(36.7)	—	—	(36.7)
Other purchase price adjustment	0.3	—	(0.7)	—	(0.4)

Balance as of December 27, 2008	0.0	48.2	7.9	—	56.1
SFAS No. 142 impairment charges	—	(48.2)	3.2	—	(45.0)

Balance as of March 28, 2009	$—	$—	$11.1	$—	$11.1

During the second quarter of fiscal year 2009, the Company changed its reporting structure to combine the All Others, Commercial Lasers business segment with the Optical Communications business segment and formed a new business segment, Communications and Commercial Optical Products. As a result, there are three reportable segments, Communications Test and Measurement, Communications and Commercial Optical Products, and Advanced Optical Technologies, as of March 28, 2009. At September 27, 2008 and June 30, 2008, $29.9 million and $31.8 million of the former All Others, Commercial Lasers segment is included in the Communications and Commercial Optical Products segment.

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

Under the first step of the SFAS 142 analysis, the income approach, which estimates the fair value based on the future discounted cash flows, and the market approach, which estimates the fair value based on comparable market prices, are considered. The fair value of the reporting units was determined based on the income approach and then compared to the results of the market approach for reasonableness. The Company assumed a cash flow period of 10 years, long-term annual growth rates of 4.1% to 20.5%, discount rates of 19.2% to 31.7% and terminal value growth rates of 4% to 5%. The discount rates are higher than the ones used in the last annual impairment test due to the increase in the inherent risks in the CommTest and CCOP products market that the Company serves. The Company believes that the assumptions and rates used in the interim impairment test under SFAS 144 and SFAS 142 are reasonable, but they are judgmental, and variations in any of the assumptions or rates could result in materially different calculations of impairment amounts. The sum of the fair values of the reporting units was reconciled to the Company’s current market capitalization plus an estimated control premium. Based on the first step of the analysis, the Company determined that the carrying amounts of all reporting units, except Flex, were in excess of their fair value. The result of the preliminary analysis indicated that there would be no remaining implied value attributable to goodwill in three of the reporting units and accordingly, the Company wrote off all $255 million of goodwill associated with these reporting units in the second quarter of fiscal year 2009. The Company was required to perform the second step analysis on CommTest and ASG reporting units to determine the amount of the impairment loss.

Under the second step of the SFAS 142 analysis, the implied fair value of goodwill requires valuation of a reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, goodwill is deemed impaired and is written down to the extent of the difference. As a result, the Company impaired the value of its goodwill by approximately $692 million, which was recorded as a charge in the second quarter of fiscal 2009. This charge was an estimate subject to finalization of the second step pro-forma valuation for CommTest and ASG, which, due to the timing and complexity of the valuation calculations required, was not complete as of the date of the filing of the Form 10-Q for the quarter ended December 27, 2008. For CommTest and ASG, the second step goodwill impairment test estimate assumed the carrying value of assets approximated their fair value. With regard to CommTest reporting unit, the estimate of the goodwill impairment charge of $398 million approximated the difference between the reporting unit’s fair value and its carrying value. With regard to ASG reporting unit, the estimate of the goodwill impairment charge of $40 million approximated the full amount of the goodwill associated with this reporting unit.

In the third quarter of fiscal year 2009, the Company completed the second step of the SFAS 142 analysis, which was started in the second quarter of fiscal year 2009, on CommTest and ASG reporting units. The Company recorded an additional impairment charge of $45.0 million for a total impairment of $736.9 million related to the SFAS 142 analysis started in the second quarter of fiscal year 2009. The additional impairment charge of $45.0 million consisted of $48.2 million with regard to CommTest reporting unit offset by an adjustment of $3.2 million with regard to ASG reporting unit.

Given the current macro economic environment and the uncertainties regarding the potential impact on the Company’s business, there can be no assurance that the Company’s estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of recovery, made for purposes of the long-lived asset and goodwill impairment tests during the second quarter of fiscal year 2009 will prove to be accurate predictions of the future. If the Company’s assumptions regarding forecasted cash flow, revenue and margin growth rates of certain long-lived asset groups and reporting units are not achieved, it is reasonably possible that an impairment review may be triggered for the remaining balance of goodwill and long-lived assets during the next annual review in the fourth quarter of fiscal 2009.

The goodwill balance is adjusted quarterly to record the effect of currency translation adjustments.

Note 8. Acquired Technology and Other Intangibles

The following tables present details of the Company’s acquired technology and other intangibles (in millions):

As of March 28, 2009:	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$458.8	$(227.4)	$231.4
Other	233.7	(127.9)	105.8

Total intangibles	$692.5	$(355.3)	$337.2

As of June 28, 2008:	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$460.3	$(190.5)	$269.8
Other	265.8	(119.5)	146.3

Total intangibles	$726.1	$(310.0)	$416.1

During the three and nine months ended March 28, 2009, the Company recorded zero and $7.7 million of impairment charge related to acquired technology and other intangibles. The $7.7 million consists of $4.9 million and $2.8 million recorded in cost of sales and operating expenses, respectively. During the three and nine months ended March 29, 2008, there were no long-lived asset impairment charges recorded. See “Note 7. Goodwill” for discussion on impairment review.

During the three and nine months ended March 28, 2009, the Company recorded $19.7 million and $58.1 million, respectively, of amortization expense related to acquired technology and other intangibles. During the three and nine months ended March 29, 2008, the Company recorded $20.5 million and $58.8 million, respectively, of amortization expense related to acquired technology and other intangibles.

Based on the carrying amount of acquired technology and other intangibles as of March 28, 2009, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
Remainder of 2009	$17.7
2010	67.8
2011	65.1
2012	62.3
2013	47.0
Thereafter	77.3

Total amortization	$337.2

The acquired technology and other intangibles balance are adjusted quarterly to record the effect of currency translation adjustments.

Note 9. Loss of Long-Lived Assets

During the three and nine months ended March 28, 2009, the Company recorded $7.0 million and $9.3 million, respectively, of losses primarily related to the disposal of certain assets and liabilities related to manufacturing operations in Shenzhen, China. During the three and nine months ended March 29, 2008, the Company recorded $1.9 million and $1.8 million, respectively, of losses related to the disposal of property, plant and equipment.

Assets Held and Used:

During the three and nine months ended March 28, 2009, the Company did not record losses related to assets held and used. During the three and nine months ended March 29, 2008, the Company recorded a loss of zero million and $0.4 million, respectively, for certain assets related to the Company’s Santa Rosa, California facility.

Assets Held for Sale:

In February 2009 the Company entered into a definitive agreement to sell certain assets and liabilities related to manufacturing operations in Shenzhen, China (the “Disposal group”) to Sanmina-SCI and one of its subsidiaries (the Buyer). The related sale closed in the fourth quarter of fiscal 2009 on March 29, 2009. The Disposal group was historically part of the Communication and Commercial Optical Products Segment. Concurrently, the Company entered into an agreement where the Buyer would manufacture and supply certain of the Company’s products.

The total carrying amount of the assets and liabilities included in the Disposal group, the related adjustment to fair value, and the related adjusted carrying value are as follows (in millions):

March 28, 2009
Plant and equipment	$10.4
Inventory, net	27.2
Other assets, net	0.7
Accounts payable and accrued expenses	(8.9)
Payroll and related expenses	(3.5)

Total carrying amount	25.9
Adjustment to fair value	(5.5)

Adjusted carrying value of the Disposal group	$20.4

The adjusted carrying value and the resultant adjustment to fair value are based on estimated proceeds from the sale transaction. The estimated proceeds presently exclude $3.2 million in potential proceeds for leasehold improvements that the Company will receive should the Buyer decide to extend the lease on the existing manufacturing facility. Additionally, the Company stopped recording depreciation related to plant and equipment upon entering into the definitive agreement, which would have aggregated $0.8 million through the sale closing date.

The estimated loss recorded in the third quarter of fiscal 2009 was calculated as follows (in millions):

Estimated proceeds	$20.4
Less total carrying value of the Disposal group	(25.9)
Less selling costs	(1.1)

Estimated loss	$(6.6)

The estimated loss has been recorded in the Consolidated Statements of Operations as a component of Loss and impairment of long-lived assets. The adjusted carrying value of this disposal group is presented in the Consolidated Balance Sheets as Assets held for sale.

To the extent that the Buyer does not consume certain acquired inventory within specified limited timeframes, the Company has agreed to prepay the Buyer for such inventory. The title to the related inventory remains with the Buyer. The initial prepayment is estimated to be approximately $18.2 million, and the initial prepayment is expected to occur in the fourth quarter of the fiscal 2009. The prepayment account will be included in the Consolidated Balance Sheets as a component of Other current assets.

The estimated proceeds and the estimated prepayment amounts are subject to a final reconciliation review between the Company and the Buyer in May 2009.

During the three and nine months ended March 29, 2008, the Company did not record any charges related to Assets Held for Sale.

Sale of Assets:

During the three and nine months ended March 28, 2009, the Company recorded a gain of $0.3 million and $0.7 million, respectively, for the sale of assets. During the three and nine months ended March 29, 2008, the Company recorded a gain of $0.5 million and $1.0 million, respectively, for the sale and disposal of assets.

Asset Disposal Other than Sale:

During the three and nine months ended March 28, 2009, the Company recorded a loss of $0.7 million and $3.4 million, respectively, for the disposal of assets other than sale. During the three and nine months ended March 29, 2008, the Company recorded a loss of $2.4 million and $2.4 million, respectively, for the disposal of assets related to the Singapore and Ottawa facilities.

Note 10. Convertible Debt and Letters of Credit

The following table presents details of the Company’s long-term debt (in millions):

	March 28, 2009	June 28, 2008
1% senior convertible notes	$325.0	$425.0
Zero coupon senior convertible notes	0.2	83.0

Total convertible debt	325.2	508.0
Less: current portion	(0.2)	(83.0)

Total long-term debt	$325.0	$425.0

Based on quoted market prices, as of March 28, 2009 and June 28, 2008, the fair market value of the 1% Senior Convertible Notes was approximately $205.6 million and $334.9 million, respectively, and the fair market value of the Zero Coupon Senior Convertible Notes was approximately $0.2 million and $80.8 million, respectively. Changes in fair market value reflect the change in the market price of the notes.

The Company was in compliance with all debt covenants as of March 28, 2009.

1% Senior Convertible Notes

On June 5, 2006, the Company completed an offering of $425 million aggregate principal amount of 1% Senior Convertible Notes due 2026. Proceeds from the notes amounted to $415.9 million after issuance costs. The $9.1 million of costs incurred in connection with the issuance of the notes were capitalized and are being amortized to Interest expense on a straight-line basis for seven years which approximates the charge using the effective interest method. As of March 28, 2009 the unamortized portion of the issuance costs related to the notes was $4.1 million and was included in “Other current assets” and “Other non-current assets” on the Consolidated Balance Sheets.

During the third quarter of fiscal 2009, the Company repurchased $50.0 million aggregate principal amount of 1% Senior Convertible Notes for $29.4 million in cash. In connection with the repurchase, the Company recognized a gain of $20.0 million, net of the write-off of debt issuance costs. The net gain of $20.0 million was recognized in Interest and other income. After giving effect to the repurchase, the total amount of 1% Senior Convertible Notes outstanding was $325 million. This additional repurchase reduced the number of conversion shares potentially issuable in relation to the 1% Senior Convertible Notes by approximately 1.7 million from 12.4 million shares to 10.7 million shares.

During the second quarter of fiscal 2009, the Company repurchased $50.0 million aggregate principal amount of the 1% Senior Convertible Notes for $27.1 million in cash. In connection with the repurchase, the Company recognized a gain of $22.3 million, net of the write-off of debt issuance costs. The net gain of $22.3 million was recognized in Interest and other income.

Zero Coupon Senior Convertible Notes

On October 31, 2003, the Company completed the sale of $475.0 million aggregate principal amount of Zero Coupon Senior Convertible Notes due in 2010. Proceeds from the notes amounted to $462.3 million after issuance costs. Between March 2007 and March 2009, the Company repurchased or redeemed $474.8 million aggregate principal amount of the notes for $455.1 million in cash. As of March 28, 2009, the remaining $0.2 million of zero coupon convertible notes outstanding are classified as current based on the Company’s expectation that they will be retired within one year.

The $12.7 million of costs incurred in connection with issuance of the Notes were capitalized and amortized to interest expense on a straight-line basis over a five year period ended December 27, 2008

Outstanding Letters of Credit

As of March 28, 2009, the Company had 12 standby letters of credit totalling $16.9 million.

Note 11. Restructuring

The Company continues to take advantage of opportunities to further reduce costs through targeted, customer-driven restructuring events intended to consolidate the Company and rationalize the manufacture of its products based on core competencies and cost efficiencies, together with the need to align the business in response to the current significant weakening in market conditions. As of March 28, 2009, the Company’s total restructuring accrual was $16.4 million. During the three and nine months ended March 28, 2009, the Company incurred restructuring expenses of $11.0 million and $20.2 million, respectively. During the three and nine months ended March 29, 2008, the Company incurred restructuring expenses of $1.7 million and $3.0 million, respectively.

During the third quarter of fiscal 2009, the Company recorded $11.0 million in restructuring charges which included $9.1 million for severance and benefits, $2.0 million for manufacturing transfer cost, and $0.1 million to adjust accruals on previously restructured leases. Two thousand two hundred and forty nine employees were notified for termination, 2,095 in manufacturing, 25 in research and development and 129 in selling, general and administrative functions. Of these notified employees, 2,071 were located in Asia, 173 were located in North America and 5 were located in Europe. As of March 28, 2009, 632 of these employees have been terminated. Payments related to severance and benefits are expected to be paid off by the first quarter of fiscal 2010. The business segment primarily impacted by these restructuring charges is Communications and Commercial Optical Products segment.

During the second quarter of fiscal 2009, the Company recorded $6.6 million in restructuring charges which included $4.6 million for severance and benefits, $1.0 million for manufacturing transfer cost, and $1.0 million to adjust accruals on previously restructured leases. One hundred and five employees were notified for termination, 73 in manufacturing, 28 in research and development and 4 in selling, general and administrative functions. Of these notified employees, 90 were located in North America and 15 were located in Europe. As of March 28, 2009, 40 of these employees have been terminated. Payments related to severance and benefits are expected to be paid off by the third quarter of fiscal 2010. The business segments primarily impacted by these restructuring charges are Communications Test & Measurement segment and Communications and Commercial Optical Products segment.

During the first quarter of fiscal 2009, the Company recorded $2.6 million in restructuring charges which included $2.0 million for severance and benefits, $0.2 million for manufacturing transfer cost, and $0.4 million to adjust accruals on previously restructured leases. Two hundred and three employees were notified for termination, 181 in manufacturing, 19 in research and development and 3 in selling, general and administrative functions. Of these notified employees, 200 were located in North America, 2 were located in Asia, and 1 was located in Europe. As of March 28, 2009, 67 of these employees have been terminated. Payments related to severance and benefits are expected to be paid by the third quarter of fiscal 2010.

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

During the second quarter of fiscal 2008, the Company recorded $0.2 million in restructuring charges which included $0.1 million for severance and benefits and $0.1 million to adjust accruals on previously restructured leases. Seventeen employees were notified for termination, 14 in manufacturing, and 3 in selling, general and administrative functions. Of these notified employees, 16 were located in North America and 1 was located in Asia. As of March 28, 2009, all of these employees have been terminated.

During the first quarter of fiscal 2008, the Company recorded $1.1 million in restructuring charges which included $1.1 million for severance and benefits, $0.2 million for manufacturing transfer cost, and $(0.2) million to adjust accruals on previously restructured leases. Forty one employees were notified for termination, 27 in manufacturing, 4 in research and development and 10 in selling, general and administrative functions. Of these notified employees, 18 were located in North America and 23 were located in Asia. As of March 28, 2009, all of these employees have been terminated.

The following table summarizes the Company’s restructuring activities (in millions):

	Workforce Reduction	Facilities and Equipment	Lease Costs	Total	Other Lease Exit Costs
Accrual balance as of June 28, 2008	$4.4	$—	$7.1	$11.5	$6.0
Restructuring charges	2.0	0.2	0.4	2.6	0.1
Cash payments	(1.2)	(0.2)	(1.0)	(2.4)	(0.2)

Accrual balance as of September 27, 2008	5.2	—	6.5	11.7	5.9
Restructuring charges	4.6	1.0	1.0	6.6	(0.8)
Amount charged to intangible	1.4	—	—	1.4	—
Cash payments	(1.6)	(1.0)	(0.3)	(2.9)	(0.1)

Accrual balance as of December 27, 2008	9.6	—	7.2	16.8	5.0
Restructuring charges	9.1	2.0	(0.1)	11.0	(0.1)
Cash payments	(5.8)	(2.0)	(0.9)	(8.7)	—

Accrual balance as of March 28, 2009	$12.9	$—	$6.2	$19.1	$4.9

The current and non-current portions of the total restructuring accrual were as follows (in millions):

	March 28, 2009	June 28, 2008
Current	$12.6	$5.7
Non-current	3.8	5.8

Total Restructuring Accrual	16.4	11.5

The non-current portion of the restructuring accrual is included as a component of “Other non-current liabilities” in the Company’s Consolidated Balance Sheet. In addition, restructuring expenses are not allocated at the reporting segments level.

Other lease exit costs relating to the Ottawa facility are included in Other liabilities as follows (in millions):

	March 28, 2009	June 28, 2008
Current	$0.9	$0.3
Non-current	4.0	5.7

Total	$4.9	$6.0

Note 12. Income Tax

The Company recorded an income tax benefit of $0.6 million and $1.3 million for the three and nine months ended March 28, 2009, respectively. The Company recorded an income tax benefit of $5.4 million and an income tax expense of $2.6 million for the three and nine months ended March 29, 2008, respectively.

The income tax benefit recorded for the three and nine months ended March 28, 2009, primarily relates to income tax expense in certain foreign jurisdictions based on the Company’s forecasted pre-tax income for the year, and includes a tax benefit of $0.7 million and $3.3 million for the three and nine months ended March 28, 2009, respectively, as a result of the enactment of the Housing Assistance Tax Act of 2008 and the American Recovery and Reinvestment Act of 2009. The Act provides that taxpayers may elect to forego bonus depreciation on certain additions of qualified eligible property and, in turn, claim a refundable credit for a portion of their unused AMT and research credits. In addition, the Company recorded a tax benefit of zero and $3.2 million related to the book write off of tax deductible goodwill for the three and nine months ended March 28, 2009, respectively.

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

On July 1, 2007, the Company adopted the provisions of FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement 109” (“FIN 48”). As of March 28, 2009 and June 28, 2008 the Company’s unrecognized tax benefits totaled $64.7 million and $71.9 million, respectively, and are included in deferred taxes and other non-current tax liabilities, net. The Company had $25.6 million accrued for the payment of interest and penalties at March 28, 2009.

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

During the second and third quarter of fiscal 2009, the Company made no repurchases of shares of common stock.

Note 14. Stock-Based Compensation

Overview

The impact on the Company’s results of operations of recording stock-based compensation by function for the three and nine month period ended March 28, 2009 and March 29, 2008 was as follows (in millions):

	Three Months Ended		Nine Months Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Cost of sales	$1.8	$1.2	$5.3	$3.7
Research and development	2.3	2.5	6.9	7.4
Selling, general and administrative	8.9	7.6	26.4	25.7

	$13.0	$11.3	$38.6	$36.8

Approximately $1.4 million of stock-based compensation was capitalized as inventory at March 28, 2009.

The Company primarily issues stock options and Full Value Awards under the 2003 Equity Incentive Plan. On November 12, 2008, the Company’s shareholders approved the following amendments to the 2003 Equity Incentive Plan. The first amendment increased the number of shares that may be issued under 2003 Equity Plan by 12,000,000. The second amendment increased the maximum number of shares granted to any employee in any fiscal year to 1,000,000. As of March 28, 2009, common stock available for grant was 13.6 million shares.

Stock Options

The exercise price for stock options is equal to the fair value of the underlying stock at the date of grant. Options generally become exercisable over a three-year or four-year period and, if not exercised, expire from five to ten years after the date of grant.

The following is a summary of options activities (in millions, except per share amounts):

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price
Balance as of June 28, 2008	15.1	$56.71
Forfeited	(0.2)	19.85
Canceled	(0.4)	251.54

Balance as of September 27, 2008	14.5	51.68
Forfeited	(0.2)	17.95
Canceled	(0.5)	145.85

Balance as of December 27, 2008	13.8	48.65
Granted	4.8	3.6
Forfeited	(0.2)	16.16
Canceled	(0.4)	96.36

Balance as of March 28, 2009	18.0	36.00

As of March 28, 2009, $23.2 million of unrecognized stock-based compensation cost related to stock options remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 2.4 years.

Employee Stock Purchase Plan (“ESPP”)

The JDS Uniphase Corporation 1998 Employee Stock Purchase Plan has 50.0 million shares authorized to be issued, under which 0.8 million shares remained available for issuance as of March 28, 2009.

As of March 28, 2009, $0.5 million of unrecognized stock-based compensation cost related to ESPP remains to be amortized. That cost is expected to be recognized through the first quarter of fiscal year 2010.

Full Value Awards

A summary of the status of the Company’s nonvested Full Value Awards as of March 28, 2009 and changes during the same period is presented below (amounts in millions, except per share amounts):

	Full Value Awards
	Performance shares	Non- performance shares	Total number of shares	Weighted- average grant- date fair value
Nonvested at June 28, 2008	1.0	6.0	7.0	$13.14
Awards granted	0.4	0.3	0.7	10.41
Awards vested	(0.2)	—	(0.2)	13.56
Awards forfeited	(0.2)	(0.2)	(0.4)	13.37

Nonvested at September 27, 2008	1.0	6.1	7.1	12.84
Awards granted	0.4	0.9	1.3	3.49
Awards reclassfied	(0.2)	0.2	—	10.16
Awards vested	—	(0.3)	(0.3)	14.72
Awards forfeited	—	(0.1)	(0.1)	12.85

Nonvested at December 27, 2008	1.2	6.8	8.0	11.25
Awards granted	—	0.9	0.9	3.58
Awards vested	—	(0.2)	(0.2)	13.36
Awards forfeited	(0.2)	(0.2)	(0.4)	12.41

Nonvested at March 28, 2009	1.0	7.3	8.3	10.29

As of March 28, 2009, $52.7 million of unrecognized stock-based compensation cost related to Full Value Awards remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 2.2 years.

Full Value Awards are converted into shares upon vesting. Shares equivalent in value to the minimum withholding taxes liability on the vested shares are withheld by the Company for the payment.

Valuation Assumptions

The Company estimates the fair value of stock options and ESPP using a Black-Scholes-Merton (BSM) valuation model. The fair value is estimated on the date of grant using the BSM option valuation model with the following weighted-average assumptions:

	Employee Stock Option Plans		Employee Stock Purchase Plans
	Nine Months Ended		Nine Months Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Expected term (in years)	4.68	4.30	0.50	0.50
Expected volatility	73%	45%	47%	46%
Risk-free interest rate	1.80%	4.49%	1.97%	3.36%
Dividend yield	0.00%	0.00%	0.00%	0.00%

Note 15. Employee Defined Benefit Plans

The Company sponsors qualified and non-qualified pension plans for certain past and present employees in the UK and Germany. The Company also is responsible for the non-pension postretirement benefit obligation of a previously acquired subsidiary. The plans have been closed to new participants and no additional service costs are being accrued. Benefits are generally based upon years of service and compensation or stated amounts for each year of service. As of March 28, 2009 the UK plan was partially funded while the other plans were unfunded. The Company’s policy for funded plans is to make contributions equal to or greater than the requirements prescribed by law or regulation. For unfunded plans, the Company pays the postretirement benefits when due. Future estimated benefit payments are summarized below. No other required contributions to defined benefit plans are expected in fiscal 2009. The funded plan assets consist primarily of managed investments.

The following table presents the components of the net periodic cost for the pension plans (in millions):

	Three Months Ended		Nine Months Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Service cost	$—	$—	$—	$—
Interest cost	1.3	1.5	4.1	4.6
Expected return on plan assets	(0.3)	(0.3)	(0.9)	(1.1)
Recognized net actuarial (gains)/losses	(0.1)	—	(0.3)	—

Net periodic benefit cost	$0.9	$1.2	$2.9	$3.5

Underlying both the calculation of the projected benefit obligation and net periodic cost are actuarial valuations. These valuations use participant-specific information such as salary, age, years of service, and assumptions about interest rates, compensation increases and other factors. At a minimum, the Company evaluates these assumptions annually and makes changes as necessary.

The Company expects to incur cash outlays of approximately $4.6 million related to its defined benefit pension plans during fiscal 2009 to make current benefit payments and fund future obligations. As of March 28, 2009, approximately $3.2 million had been incurred. These payments have been estimated based on the same assumptions used to measure the Company’s pension benefit obligation (“PBO”) at June 28, 2008.

Note 16. Related Party Transactions

Fabrinet Co. (“Fabrinet”)

As of March 28, 2009, a privately held contract manufacturing company in which the Company has a long-term investment, was both a customer and supplier. The purchases and sales of items between the Company and Fabrinet have been evaluated for accounting under Emerging Issues Task Force Abstract No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products” (“EITF 01-09”). Based on this evaluation, the Company determined that there is an identifiable benefit that was sufficiently separable from the customer’s purchase of the Company’s products and the fair value of that benefit was reasonably estimable in relation to sales to other third parties. As of March 28, 2009 and June 28, 2008, the carrying value of the Company’s investment in Fabrinet was $2.0 million. As of March 28, 2009, Fabrinet also owed the Company approximately $2.9 million representing trade accounts receivable relating to product sales.

The Fuzhou, China legal entities and certain assets of the Ewing and Mountain Lakes, New Jersey facilities were sold to Fabrinet in May 2005. The Company received a note of $10.7 million payable in quarterly installments over four years from Fabrinet and a receivable of $19.0 million for the inventory at Ewing and Mountain Lakes, New Jersey payable in quarterly installments over one year. At March 28, 2009, the related balance receivable from Fabrinet was $0.6 million for the note and zero for the inventory.

Harmonic Inc. (“Harmonic”)

As of March 28, 2009, the Chairman of JDSU’s Audit Committee was also a member of the Board of Directors of Harmonic, a publicly held company which designs, manufactures and sells systems and software that enable network operators to provide a range of interactive and advanced digital services. Harmonic is a customer of the Company.

KLA-Tencor Corporation (“KLA-Tencor”)

As of March 28, 2009, one member of the Board of Directors of JDSU was also a member of the Board of Directors of KLA-Tencor, a publicly held company which provides process control and yield management solutions for semiconductor manufacturing. KLA-Tencor is a customer of the Company.

Micralyne, Inc. (“Micralyne”)

Micralyne, a privately held manufacturer of microfabricated and MEMS (Micro-Electro-Mechanical-Systems) based products in which the Company has a long-term investment, is a supplier of the Company. As of March 28, 2009 and June 28, 2008, the carrying value of the Company’s investment in Micralyne was $0.5 million. During the first quarter of fiscal 2007, the Company signed two loan agreements with Micralyne to provide an equipment loan of up to $1.4 million and a working capital line of up to $1.6 million. As of March 28, 2009, the balances of the equipment and working capital loans were zero and $0.2 million, respectively.

Transactions and balances with the Company’s related parties were as follows (in millions):

	Three Months Ended		Nine Months Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008		March 28, 2009	June 28, 2008
Sales:					Receivables:
Fabrinet	$1.8	$3.6	$10.1	$12.2	Fabrinet	$3.5	$9.0
Harmonic	0.1	0.1	0.6	0.7	Harmonic	—	—
KLA-Tencor	0.7	0.5	4.3	3.3	KLA-Tencor	0.6	1.8
Micralyne	—	—	—	—	Micralyne	—	—

	$2.6	$4.2	$15.0	$16.2		$4.1	$10.8

Purchases:					Payables:
Fabrinet	$18.4	$23.0	$64.6	$69.5	Fabrinet	$12.5	$19.5
Harmonic	—	—	—	—	Harmonic	—	—
KLA-Tencor	—	—	—	—	KLA-Tencor	—	—
Micralyne	1.8	0.2	2.7	1.1	Micralyne	0.3	—

	$20.2	$23.2	$67.3	$70.6		$12.8	$19.5

Note 17. Commitments and Contingencies

Tax Matters

The Company has been subject to a Texas franchise tax audit related to allocated taxable surplus capital for Texas report years 2001, 2002, and 2003. While the Company believes that it is reasonably possible this audit may result in additional tax liabilities, based on currently available information, the Company believes the ultimate outcome of this audit will not have a material adverse effect on the Company’s financial position, cash flows or overall trends in results of operations. There is the possibility of a material adverse effect on the Company’s financial position, cash flows or overall trends in results of operations for the period in which this matter is ultimately resolved, if it is resolved unfavorably, or in the period in which an unfavorable outcome becomes probable. The range of the potential total tax liability related to these matters is estimated to be from $0 million to $37 million, plus interest and penalties.

Note 18. Operating Segments and Geographic Information

The Company evaluates its reportable segments in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) and the FASB’s Emerging Issues Task Force Abstracts No. 04-10, “Determining Whether to Aggregate Segments That Do Not Meet the Quantitative Thresholds” (“EITF No. 04-10”). The Company’s Chief Executive Officer, Thomas Waechter, is the Company’s Chief Operating Decision Maker (“CODM”) pursuant to SFAS 131. The CODM allocates resources to the segments based on their business prospects, competitive factors, net revenue and operating results. During the second quarter of fiscal year 2009, the Company changed its reporting structure to combine the All Others, Commercial Lasers business segment with the Optical Communications business segment to form a new business segment: Communications and Commercial Optical Products. For the three and nine months ended March 29, 2008, net revenue of $23.0 million and $65.1 million of the former All Others, Commercial Lasers segment is included in the Communications and Commercial Optical Products segment. For the three and nine months ended March 29, 2008, operating gain of $0.9 million and operating loss of $1.9 million of the former All Others, Commercial Lasers segment is included in the Communications and Commercial Optical Products segment.

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

(i)	Communications Test and Measurement Business Segment:

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

(ii)	Communications and Commercial Optical Products Business Segment:

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

This business segment also provides lasers employed in a wide variety of OEM applications, as well as our photonic power technology. Our broad portfolio addresses the needs of laser clients in markets and applications such as biotechnology, materials processing, semiconductor wafer processing, solar cell processing, graphics and imaging, remote sensing/ranging, and precision machining. These products include diode-pumped solid-state lasers, industrial diode lasers, gas lasers, and fiber-based lasers. In addition, our photovoltaics (PV) products include concentrated photovoltaic (CPV) cells and receivers for generating energy from sunlight, as well as fiber optic-based systems for delivering and measuring electrical power.

(iii)	Advanced Optical Technologies Business Segment:

The Advanced Optical Technologies business segment provides inventive optical solutions for security and decorative applications, and thin-film coatings for a range of public and private sector markets. These products enhance and modify the behavior of light by using its reflection, absorption and transmission properties to achieve specific effects such as high reflectivity, antiglare, and spectral filtering. Specific product applications include computer-driven projectors, intelligent lighting systems, office equipment, security products, and decorative surface treatments. Advanced Optical Technologies also spans several markets, including multilayer product security solutions, which involve overt and covert product verification for protection against diversion, brand erosion, and lost revenue due to counterfeiting.

The accounting policies of the reportable segments are the same as those described in the Company’s Annual Report on Form 10-K/A for the year ended June 28, 2008. The Company evaluates segment performance based on operating income (loss) excluding items that are considered infrequent or unusual. The Company does not allocate certain income and expenses to its segments. The amounts shown as Corporate consist of certain unallocated corporate-level operating expenses.

Information on reportable segments is as follows (in millions):

	Three Months Ended		Nine Months Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Net revenue:
Communications Test and Measurement	$129.2	$169.3	$470.7	$540.1
Communications and Commercial Optical Products	100.5	159.1	390.4	446.9
Advanced Optical Technologies	51.0	55.8	157.6	153.6
Deferred revenue related to purchase accounting adjustment	(0.1)	(0.3)	(0.4)	(0.8)

Net revenue	$280.6	$383.9	$1,018.3	$1,139.8

Operating income (loss):
Communications Test and Measurement	$9.3	22.8	$72.0	$98.0
Communications and Commercial Optical Products	(6.4)	$7.2	(0.8)	11.0
Advanced Optical Technologies	19.3	20.4	60.5	58.8
Corporate	(30.0)	(34.5)	(100.7)	(98.5)

Total segment operating income	(7.8)	15.9	31.0	69.3
Unallocated amounts:
Stock based compensation	(13.0)	(11.3)	(38.6)	(36.8)
Impairment of goodwill	(45.0)	—	(736.9)	—
Acquisition-related charges and amortization of intangibles	(19.8)	(23.6)	(63.4)	(62.4)
Loss and impairment of long-lived assets	(7.0)	(1.9)	(12.1)	(1.8)
Restructuring charges	(11.0)	(1.7)	(20.2)	(3.0)
Realignment and other charges	(0.6)	(3.3)	(2.1)	0.1
Interest and other income	22.2	15.1	56.6	50.1
Interest expense	(1.9)	(2.2)	(6.0)	(6.7)
Gain on sale of investments	0.3	1.4	1.9	1.9
Impairment of investments	(2.2)	—	(18.4)	—

Income (loss) before income taxes	$(85.8)	$(11.6)	$(808.2)	$10.7

Note 19. Guarantees

Product Warranties

The following table presents the changes in the Company’s warranty reserve (in millions):

	Three Months Ended		Nine Months Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Balance as of beginning of period	$9.0	$9.3	$10.1	$10.3
Provision for warranty	1.1	2.7	4.6	7.1
Utilization of reserve	(0.3)	(2.6)	(1.1)	(3.0)
Adjustments related to pre-existing warranties (including changes in estimates)	(1.1)	1.3	(4.9)	(3.7)

Balance as of end of period	$8.7	$10.7	$8.7	$10.7

Note 20. Legal Proceedings

Pending Litigation

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

Plaintiffs filed a second amended complaint on June 30, 2006. Defendants answered the complaint on July 6, 2006, and JDSU asserted counterclaims for breach of contract. The Court dismissed those counterclaims on September 11, 2006. On December 15, 2006, defendants moved for summary judgment on the ground that the named plaintiffs lacked standing. On the same day, plaintiffs moved for class certification. On April 24, 2007, the Court denied defendants’ motion for summary judgment as to plaintiff Douglas Pettit, deferred ruling on the motion for summary judgment as to plaintiff Eric Carey, and deferred ruling on plaintiffs’ motion for class certification. Both sides have taken discovery. Following the verdict for defendants in In re JDS Uniphase Corporation Securities Litigation, a securities class action based on allegations similar to those in the ERISA action, the court in the ERISA action vacated all existing deadlines, set a schedule for briefing a summary judgment motion based on collateral estoppel issues, and stayed discovery pending resolution of that motion. By Order dated April 17, 2008, the Court modified the briefing schedule for JDSU’s summary judgment motion and ordered the parties to engage in mediation. Defendants moved for summary judgment on collateral estoppel issues on May 2, 2008. The parties participated in mediation on October 10, 2008, and reached an agreement in principle to resolve all claims. On March 3, 2009, the parties signed a Memorandum of Understanding reflecting the terms of their agreement. The parties continue to work on documents necessary to complete the settlement and have exchanged drafts.

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

Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q which are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. A forward-looking statement may contain words such as “anticipates that,” “believes,” “can impact,” “continue to,” “estimates,” “expects to,” “intends,” “may,” “plans,” “potential,” “projects,” “to be,” “will be,” “will continue to be,” “continuing,” “ongoing,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements regarding: our expectations related to the impact of recent accounting pronouncements on our consolidated financial statements; our expectation related to lease expenses through fiscal 2018; our belief that the Company’s current process for writing down inventory appropriately balances the risk in the marketplace with a fair representation of the realizable value of the Company’s inventory; our expectation that the zero coupon convertible notes will be retired within one year; our plan to continue to take advantage of opportunities to further reduce costs through targeted, customer-driven restructuring events; our expectation that payments related to severance and benefits will be paid off by the third fiscal quarter of 2010; our expectation to recognize $23.2 million of unrecognized stock-based compensation cost related to stock options over an estimated amortization period of 2.4 years; our expectation to amortize $0.5 million of unrecognized stock-based compensation cost related to our ESPP through the first quarter of fiscal 2009; our expectation to amortize $52.7 million of unrecognized stock-based compensation cost related to Full Value Awards over an estimated amortization period of 2.2 years; our expectation that the Company will not have to contribute to defined benefit plans in fiscal 2009; our expectation to incur cash outlays of approximately $4.6 million related to our defined benefit pension plan in fiscal 2009; our belief that the ultimate outcome of the Texas tax audit will not have a material adverse effect on our financial position, cash flows or overall trends in results in operations; our expectation that the Company’s potential tax liability related to a Texas franchise tax audit will be from $0.0 million to $37.0 million, plus interest and penalties; management’s belief that the that resolving claims against the Company, individually or in the aggregate, will not have a material adverse impact on its financial position, results of operations or statement of cash flows; our expectation that we will continue to encounter a number of industry and market structural risks and uncertainties that will limit our business climate and market visibility; our expectation that risks related to manufacturing transitions of our North American assembly manufacturing program will continue and are expected to diminish over the next several quarters; our expectation that the introduction of new product programs and introductions will continue to incur higher start-up costs and increased yield and product quality risk among other issues; our belief that investment in research and development (“R&D”) is critical to attaining our strategic objectives; our continued efforts to reduce total operating spending; our intention to continue to address our selling, general and administrative (“SG&A”) expenses and reduce these expenses as and when opportunities arise; our expectations regarding future SG&A expenses; our expectation that none of the non-core SG&A expenses will have a material adverse impact on our financial condition; restructuring estimates related to sublease income or lease settlements; our assumptions related to pension and postretirement benefits; our belief that our assumptions related to discount rate movements in connection with calculating benefit costs is conservative; our estimates related to post-acquisition investment in research and development and the projected completion date of post-acquisition research and development; our belief that our existing cash balances and investments will be sufficient to meet our liquidity and capital spending requirements at least through the next 12 months; and our expectation that gains and losses on derivatives will be offset by re-measurement gains and losses on the foreign currency dominated assets and liabilities.

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

During the second quarter of fiscal year 2009, JDSU changed the reporting structure to combine the former All Others, Commercial Lasers business segment with the Optical Communications business segment and formed a new business segment, Communications and Commercial Optical Products. As a result, there are three reportable segments, Communications Test and Measurement, Communications and Commercial Optical Products, and Advanced Optical Technologies, as of March 28, 2009.

Communications Test and Measurement

JDSU provides instruments, service assurance systems and services for communications network operators and equipment manufacturers that deliver and/or operate broadband/IP networks (cable, fixed and mobile) deploying triple- and quad-play services (voice, video, data, and wireless). Our solutions help accelerate the deployment of new services, lower operating expenses, reduce customer turnover with improved quality of service, and increase productivity across each critical phase of the network lifecycle, including research and development, production, deployment, and service assurance. JDSU enables the effective management of services, such as video over Internet protocol (VoIP) and Internet protocol TV (IPTV), by providing visibility into the end-user experience, and also provides repair, calibration, instrument management and other services to aid its customers in the rapid deployment and repair of networks and services. JDSU test solutions address lab and production (capacity expansion, 40G), field service (triple-play deployments for cable, telecom, FTTx, and home networking) and service assurance (quality of experience, or QoE, for Ethernet and IP services, including cable, wireless and fixed/telecom networks).

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

Communications and Commercial Optical Products

The Communications and Commercial Optical Products (CCOP) business segment is a leading provider of products and technology used in the optical communications and laser markets.

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

The Lasers business unit of CCOP provides lasers employed in a wide variety of original equipment manufacturer (OEM) applications, from low- to high-power output, ultraviolet (UV), visible, and IR wavelengths. Our broad portfolio addresses the needs of laser clients in markets and applications such as biotechnology, materials processing, semiconductor wafer processing, solar cell processing, graphics and imaging, remote sensing/ranging, and other precision machining.

Core laser technologies include continuous-wave (cw), q-switched, and mode-locked lasers addressing application needs from cw to megahertz repetition rates. Our commercial optical products include diode-pumped solid-state lasers, industrial diode lasers, gas lasers, and fiber-based lasers.

In addition, CCOP includes our Photovoltaics (PV) product line, which leverages JDSU expertise in vertical integration, optical thin film coatings, components, design customization, and lean manufacturing to offer concentrated photovoltaic (CPV) solar cells and receivers that generate energy from concentrated sunlight, and photonic power (PP) products that use laser light to transport energy over optical fiber. JDSU photovoltaic (PV) technology serves two main applications: power generation using multijunction solar cells, and power delivery systems over optical fiber serving sensors in critical environments.

Customers of the JDSU Optical Communications group, such as Alcatel-Lucent, Ciena, Cisco Systems, Ericsson, Fujitsu, Hewlett-Packard, Huawei, IBM, Nokia Siemens Networks, Nortel, and Tellabs manufacture network equipment used to create telecommunications and data communications. Customers of the JDSU Lasers business unit include Applied Biosystems, ASML, Beckman Coulter, Disco, Eastman Kodak, Electro Scientific Instruments, General Dynamics, Han’s Laser, KLA Tencor, Panasonic, and Sony. Customers of the PV business unit include Areva, ETS-Lindgren, Motorola, and Siemens. All of which use our fiber optic-based power products to drive and communicate with various measurement systems and sensors.

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

Authentication Solutions provides multilayer product security techniques, which involve overt and covert product verification for protection against diversion, brand erosion, and lost revenue due to counterfeiting. These technologies safeguard brands in the pharmaceutical, consumer electronics, printing/imaging supplies, and fast-moving consumer good industries through innovative properties, including color-shifting pigments. Our holographic technologies, which manage light and color, also protect transaction cards issued by more than 20,000 financial institutions worldwide.

Custom Optics produces precise, high-performance, optical thin-film coatings for a variety of applications in government and aerospace, biomedical, telecommunications, office automation, entertainment, and other emerging markets. These applications include night vision and surgical goggles, satellite solar covers, medical instrumentation, medical instrumentation, information displays, office equipment, computer-driven projectors, and event lighting.

The Flex Products group includes Custom Color Solutions, a product line of unique solutions for product finishes and decorative packaging that can be applied to a wide variety of substrates. These include innovative, optically-based, light management solutions that provide product enhancement for brands in the pharmaceutical, automotive, consumer electronics, and fast-moving consumer goods industries. Flex Products also provides solutions for protecting the currency of more than 90 countries from counterfeiting.

The AOT business segment serves customers such as BAE Systems, Eastman Kodak, ITT, Mitsubishi, Northrup Grumman, SICPA, Siemens Medical, Sony, and Toshiba. JDSU technology is used to protect the currencies of China, the European Union, the United States, and other governments around the world. Leading pharmaceutical companies worldwide also use JDSU solutions to protect their brands. JDSU custom color solutions are used by customers such as BASF, DuPont, and PPG.

Overall Overview

•

Net revenue in the three months ended March 28, 2009 decreased 27%, or $103.3 million, to $280.6 million from $383.9 million in the same quarter a year ago. Net revenue in the third quarter of fiscal 2009 consisted of $129.2 million, or approximately 46% of net revenue, from Communications Test and Measurement, $100.5 million, or approximately 36% of net revenue, from Communications and Commercial Optical Products, and $51.0 million, or approximately 18% of net revenue, from Advanced Optical Technologies. Communications Test and Measurement net revenue includes $(0.1) million of deferred revenue that is eliminated from consolidated revenue as a result of purchase accounting adjustments. One customer represented 10% or more of our net revenue during the three months ended March 28, 2009.

•

Net revenue in the nine months ended March 28, 2009 decreased 11%, or $121.5 million, to $1,018.3 million from $1,139.8 million in the comparable period in the prior year. Net revenue in the nine months ended March 28, 2009 consisted of $470.7 million, or approximately 46% of net revenue, from Communications Test and Measurement, $390.4 million, or approximately 38% of net revenue, from Communications and Commercial Optical Products, and $157.6 million, or approximately 16% of net revenue, from Advanced Optical Technologies, Communications Test and Measurement net revenue includes $(0.4) million of deferred revenue that is eliminated from consolidated revenue as a result of purchase accounting adjustments. No customer represented 10% or more of our net revenue during the nine months ended March 28, 2009.

•

Gross profit in the three months ended March 28, 2009 decreased to 36% from 38% in the same quarter a year ago. Gross profit in the nine months ended March 28, 2009 decreased to 38% compared with 40% in the comparable period in the prior year.

•

Combined research and development (“R&D”) and selling, general and administrative (“SG&A”) expenses, as a percent of net revenue, increased to 49% and 43% in the three and nine months ended March 28, 2009 from 42% and 40% in the comparable period in the prior year.

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

Under the first step of the SFAS 142 analysis, the income approach, which estimates the fair value based on the future discounted cash flows, and the market approach, which estimates the fair value based on comparable market prices, are considered. The fair value of the reporting units was determined based on the income approach and then compared to the results of the market approach for reasonableness. We assumed a cash flow period of 10 years, long-term annual growth rates of 4.1% to 20.5%, discount rates of 19.2% to 31.7% and terminal value growth rates of 4% to 5%. The discount rates are higher than the ones used in the last annual impairment test due to the increase in the inherent risks in the CommTest and CCOP products market that we serve. We believe that the assumptions and rates used in the interim impairment test under SFAS 144 and SFAS 142 are reasonable, but they are judgmental, and variations in any of the assumptions or rates could result in materially different calculations of impairment amounts. The sum of the fair values of the reporting units was reconciled to our current market capitalization plus an estimated control premium. Based on the first step of the analysis, we determined that the carrying amounts of all reporting units, except Flex, were in excess of their fair value. The result of the preliminary analysis indicated that there would be no remaining implied value attributable to goodwill in three of the reporting units and accordingly, we wrote off all $255 million of goodwill associated with these reporting units in the second quarter of fiscal year 2009. We were required to perform the second step analysis on CommTest and ASG reporting units to determine the amount of the impairment loss.

Under the second step of the SFAS 142 analysis, the implied fair value of goodwill requires valuation of a reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, goodwill is deemed impaired and is written down to the extent of the difference. As a result, the Company impaired the value of its goodwill by approximately $692 million, which was recorded as a charge in the second quarter of fiscal 2009. This charge was an estimate subject to finalization of the second step pro-forma valuation for CommTest and ASG, which, due to the timing and complexity of the valuation calculations required, was not complete as of the date of the filing of the Form 10-Q for the quarter ended December 27, 2008. For CommTest and ASG, the second step goodwill impairment test estimate assumed the carrying value of assets approximated their fair value. With regard to CommTest reporting unit, the estimate of the goodwill impairment charge of $398 million approximated the difference between the reporting unit’s fair value and its carrying value. With regard to ASG reporting unit, the estimate of the goodwill impairment charge of $40 million approximated the full amount of the goodwill associated with this reporting unit.

In the third quarter of fiscal year 2009, we completed the second step of the SFAS 142 analysis, which was started in the second quarter of fiscal year 2009, on CommTest and ASG reporting units. We recorded an additional impairment charge of $45.0 million for a total impairment of $736.9 million related to the SFAS 142 analysis started in the second quarter of fiscal year 2009. The additional impairment charge of $45.0 million consisted of $48.2 million with regard to CommTest reporting unit offset by an adjustment of $3.2 million with regard to ASG reporting unit.

Given the current macro economic environment and the uncertainties regarding the potential impact on our business, there can be no assurance that our estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of recovery, made for purposes of the long-lived asset and goodwill impairment tests during the second quarter of fiscal year 2009 will prove to be accurate predictions of the future. If our assumptions regarding forecasted cash flow, revenue and margin growth rates of certain long-lived asset groups and reporting units are not achieved, it is reasonably possible that an impairment review may be triggered for the remaining balance of goodwill and long-lived assets during the next annual review in the fourth quarter of fiscal 2009.

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

For a description of the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements, refer to our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (“SEC”).

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

The results of operations for the current period are not necessarily indicative of results to be expected for future years. The following table summarizes selected Consolidated Statement of Operations items (in millions, except for percentages):

	Three Months Ended		Change	Percentage Change	Nine Months Ended		Change	Percentage Change
	March 28, 2009	March 29, 2008			March 28, 2009	March 29, 2008
Net revenue	$280.6	$383.9	$(103.3)	-27%	$1,018.3	$1,139.8	$(121.5)	-11%
Gross profit	102.0	145.6	(43.6)	-30%	389.4	450.7	(61.3)	-14%
Percentage of net revenue	36%	38%			38%	40%
Research and development	42.7	47.7	(5.0)	-11%	130.7	140.6	(9.9)	-7%
Percentage of net revenue	15%	12%			13%	12%
Selling, general and administrative	93.8	112.2	(18.4)	-16%	311.1	317.9	(6.8)	-2%
Percentage of net revenue	33%	29%			31%	28%
Amortization of intangibles	19.7	20.5	(0.8)	-4%	58.1	58.8	(0.7)	-1%
Percentage of net revenue	7%	5%			6%	5%
Impairment of intangibles	—	—	—	—	7.7	—	7.7	—
Percentage of net revenue	0%	0%			1%	0%
Impairment of goodwill	45.0	—	45.0	—	736.9	—	736.9	—
Percentage of net revenue	16%	0%			72%	0%
Loss of long-lived assets	7.0	1.9	5.1	268%	9.3	1.8	7.5	417%
Percentage of net revenue	2%	0%			1%	0%
Restructuring charges	11.0	1.7	9.3	547%	20.2	3.0	17.2	573%
Percentage of net revenue	4%	0%			2%	0%

Net Revenue

Net revenue in the third quarter of fiscal 2009 decreased 27%, or $103.3 million, to $280.6 million from $383.9 million in the same quarter a year ago. The decrease is primarily due to decreased demand for our Communications Test and Measurement and Communications and Commercial Optical Products products. The decrease of $40.1 million in our CommTest segment is driven by sales decreases across all groups due to the general slowdown of the economy. The decrease of $58.6 million in our CCOP segment is primarily due to lower bookings from major customers as a result of the overall softness in the market across all groups.

Net revenue in the nine months ended March 28, 2009 decreased 11%, or $121.5 million, to $1,018.3 million from $1,139.8 million in the comparable period in the prior year. The decrease of $69.3 million in the CommTest segment affects all product groups caused by the general economic recession. Our CCOP segment has been similarly affected by the recession, with revenues down by $56.5 million and the inability to recognize $6.8 million in revenue for goods shipped to Nortel due to their bankruptcy protection filing. Offsetting these decreases, our AOT segment increased by $4.0 million where revenue growth is the result of the recent acquisition of ABNH.

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

Our program of North American assembly manufacturing transitions will continue, but until completed, these activities will continue to present additional supply chain and product delivery disruption risks, yield and quality concerns and increased cost risks. These risks, while expected to diminish over the next several quarters, also currently limit our ability to predict future revenue, profitability and general financial performance. We have completed the sale of our Shenzhen-based manufacturing operations to Sanmina-SCI (the “Buyer”) and concurrently, we entered into an agreement whereby the Buyer would manufacture and supply certain of our products on April 29, 2009. The Buyer assumed manufacturing operations of JDSU’s Optical Communications, Lasers and Communications Test and Measurement product lines built in Shenzhen and began fulfilling customer orders.

Gross Profit

Gross profit in the third quarter of fiscal 2009 decreased 30%, or $43.6 million, to $102.0 million from $145.6 million in the same quarter a year ago. The decrease is primarily related to our CommTest and CCOP segments, with decreases across all product groups due to continuing decreased sales volume and falling orders.

Gross profit in the nine months ended March 28, 2009 decreased 14%, or $61.3 million, to $389.4 million from $450.7 million in the comparable period in the prior year. The decrease is primarily due to decreased revenue level and lower margin discussed above.

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

Research and Development (“R&D”) and Selling, General and Administrative (“SG&A”)

R&D and SG&A expenses for the third quarter of fiscal 2009 decreased 15%, or $23.4 million to $136.5 million, from $159.9 million in the same period a year ago. The decrease for the three months ended March 28, 2009 is mainly due to lower project spending, headcount reduction and other cost saving efforts across all segments, together with reduced volumes. R&D and SG&A expenses for the nine months ended March 28, 2009 decreased 4%, or $16.7 million to $441.8 million, from $458.5 million in the same period a year ago. The decrease for the nine months ended March 28, 2009 is primarily due to a decrease in R&D and marketing expenses driven by headcount reduction and other cost saving measures, offset by an increase in corporate level G&A expense related to the Maverick Oracle upgrade program.

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

Impairment and Amortization of Intangibles

During the three and nine months ended March 28, 2009, we recorded zero and $7.7 million of impairment charge related to acquired technology and other intangibles. The $7.7 million consists of $4.9 million and $2.8 million recorded in cost of sales and operating expenses, respectively. During the three and nine months ended March 29, 2008, there were no impairment charges recorded. See “Note 7. Goodwill” for discussion on impairment review.

Amortization of acquired technology and other intangibles for the three months ended March 28, 2009 decreased 4%, or $0.8 million, to $19.7 million from $20.5 million in the same quarter a year ago. Amortization of acquired technology and other intangibles for the nine months ended March 28, 2009 decreased to $58.1 million from $58.8 million in the same period a year ago.

Based on the carrying amount of other intangibles as of March 28, 2009, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
Remainder of 2009	$17.7
2010	67.8
2011	65.1
2012	62.3
2013	47.0
Thereafter	77.3

Total amortization	$337.2

The other intangibles balance is adjusted quarterly to record the effect of currency translation adjustments.

Loss of Long-Lived Assets

During the three and nine months ended March 28, 2009, we recorded $7.0 million and $9.3 million, respectively, of losses primarily related to the disposal of certain assets and liabilities related to manufacturing operations in Shenzhen, China. See “Note 9. Loss of Long-Lived Assets” for more details. During the three and nine months ended March 29, 2008, we recorded $1.9 million and $1.8 million, respectively, of losses related to the disposal of property, plant and equipment.

Assets Held and Used:

During the three and nine months ended March 28, 2009, we did not record losses related to assets held and used. During the three and nine months ended March 29, 2008, we recorded a loss of zero million and $0.4 million, respectively, for certain assets related to the Company’s Santa Rosa, California facility.

Assets Held for Sale:

In February 2009 we entered into a definitive agreement with California-based contract manufacturer, Sanmina-SCI (the “Buyer”), to sell our optical communications, lasers and certain test and measurement manufacturing assets and liabilities in Shenzhen, China (the “Disposal group”) and concurrently, we entered into an agreement where the Buyer would manufacture and supply certain of our products. The agreements include the seamless transition of approximately 2,000 JDSU employees in Shenzhen to the Buyer. Our decision to sell the Shenzhen manufacturing operations is the latest move in our ongoing efforts to improve our long-term business model and cost-effectively scale production to customer demand. This strategy allows us to simplify our business and move from a fixed to a variable cost structure while giving us more flexibility to respond to market conditions.

We have completed the sale of our Shenzhen-based manufacturing operations to the Buyer on April 29, 2009. The Buyer assumed manufacturing operations of JDSU’s Optical Communications, Lasers and Communications Test and Measurement product lines built in Shenzhen and began fulfilling customer orders. Approximately 150 Shenzhen employees focused on product development, operational execution, sales and corporate functions will remain JDSU employees and for the time being will continue to be located at the Shenzhen site now owned by Sanmina. We will relocate these employees to JDSU’s new facility in Shenzhen later this year.

The total carrying amount of the assets and liabilities included in the Disposal group, the related adjustment to fair value, and the related adjusted carrying value are as follows (in millions):

March 28, 2009
Plant and equipment	$10.4
Inventory, net	27.2
Other assets, net	0.7
Accounts payable and accrued expenses	(8.9)
Payroll and related expenses	(3.5)

Total carrying amount	25.9
Adjustment to fair value	(5.5)

Adjusted carrying value of the Disposal group	$20.4

The adjusted carrying value and the resultant adjustment to fair value are based on estimated proceeds from the sale transaction. The estimated proceeds presently exclude $3.2 million in potential proceeds for leasehold improvements that we will receive should the Buyer decide to extend the lease on the existing manufacturing facility. Additionally, we stopped recording depreciation related to plant and equipment upon entering into the definitive agreement, which would have aggregated $0.8 million through the sale closing date.

The estimated loss recorded in the third quarter of fiscal 2009 was calculated as follows (in millions):

Estimated proceeds	$20.4
Less total carrying value of the Disposal group	(25.9)
Less selling costs	(1.1)

Estimated loss	$(6.6)

The estimated loss has been recorded in the Consolidated Statements of Operations as a component of Loss and impairment of long-lived assets. The adjusted carrying value of this disposal group is presented in the Consolidated Balance Sheets as Assets held for sale.

To the extent that the Buyer does not consume certain acquired inventory within specified limited timeframes, we have agreed to prepay the Buyer for such inventory. The title to the related inventory remains with the Buyer. The initial prepayment is estimated to be approximately $18.2 million, and the initial prepayment is expected to occur in the fourth quarter of the fiscal 2009. The prepayment account will be included in the Consolidated Balance Sheets as a component of Other current assets.

The estimated proceeds and the estimated prepayment amounts are subject to a final reconciliation review between the Company and the Buyer in May 2009.

During the three and nine months ended March 29, 2008, we did not record any charges related to Assets Held for Sale.

Sale of Assets:

During the three and nine months ended March 28, 2009, we recorded a gain of $0.3 million and $0.7 million, respectively, for the sale of assets. During the three and nine months ended March 29, 2008, we recorded a gain of $0.5 million and $1.0 million, respectively, for the sale and disposal of assets.

Asset Disposal Other than Sale:

During the three and nine months ended March 28, 2009, we recorded a loss of $0.7 million and $3.4 million, respectively, for the disposal of assets other than sale. During the three and nine months ended March 29, 2008, we recorded a loss of $2.4 million and $2.4 million, respectively, for the disposal of assets related to the Singapore and Ottawa facilities.

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

During the third quarter of fiscal 2009, the Company recorded $11.0 million in restructuring charges which included $9.1 million for severance and benefits, $2.0 million for manufacturing transfer cost, and $0.1 million to adjust accruals on previously restructured leases. Two thousand two hundred and forty nine employees were notified for termination, 2,095 in manufacturing, 25 in research and development and 129 in selling, general and administrative functions. Of these notified employees, 2,071 were located in Asia, 173 were located in North America and 5 were located in Europe. As of March 28, 2009, 632 of these employees have been terminated. Payments related to severance and benefits are expected to be paid off by the first quarter of fiscal 2010. The business segment primarily impacted by these restructuring charges is Communications and Commercial Optical Products segment.

During the second quarter of fiscal 2009, we recorded $6.6 million in restructuring charges which included $4.6 million for severance and benefits, $1.0 million for manufacturing transfer cost, and $1.0 million to adjust accruals on previously restructured leases. One hundred and five employees were notified for termination, 73 in manufacturing, 28 in research and development and 4 in selling, general and administrative functions. Of these notified employees, 90 were located in North America and 15 were located in Europe. As of March 28, 2009, 40 of these employees have been terminated. Payments related to severance and benefits are expected to be paid off by the third quarter of fiscal 2010. The business segments primarily impacted by these restructuring charges are Communications Test & Measurement segment and Communications and Commercial Optical Products segment.

During the first quarter of fiscal 2009, we recorded $2.6 million in restructuring charges which included $2.0 million for severance and benefits, $0.2 million for manufacturing transfer cost, and $0.4 million to adjust accruals on previously restructured leases. Two hundred and three employees were notified for termination, 181 in manufacturing, 19 in research and development and 3 in selling, general and administrative functions. Of these notified employees, 200 were located in North America, 2 were located in Asia, and 1 was located in Europe. As of March 28, 2009, 67 of these employees have been terminated. Payments related to severance and benefits are expected to be paid by the third quarter of fiscal 2010.

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

During the second quarter of fiscal 2008, we recorded $0.2 million in restructuring charges which included $0.1 million for severance and benefits and $0.1 million to adjust accruals on previously restructured leases. Seventeen employees were notified for termination, 14 in manufacturing, and 3 in selling, general and administrative functions. Of these notified employees, 16 were located in North America and 1 was located in Asia. As of March 28, 2009, all of these employees have been terminated.

During the first quarter of fiscal 2008, we recorded $1.1 million in restructuring charges which included $1.1 million for severance and benefits, $0.2 million for manufacturing transfer cost, and $(0.2) million to adjust accruals on previously restructured leases. Forty one employees were notified for termination, 27 in manufacturing, 4 in research and development and 10 in selling, general and administrative functions. Of these notified employees, 18 were located in North America and 23 were located in Asia. As of March 28, 2009, all of these employees have been terminated.

Our ability to generate sublease income, as well as our ability to terminate lease obligations at the amounts estimated, is highly dependent upon the economic conditions, particularly commercial real estate market conditions in certain geographies, at the time we negotiate the lease termination and sublease arrangements with third parties as well as the performances by such third parties of their respective obligations. While the amount we have accrued represents the best estimate of the remaining obligations we expect to incur in connection with these plans, estimates are subject to change. Routine adjustments are required and may be required in the future as conditions and facts change through the implementation period. Our restructuring obligations are net of sublease income or lease settlement estimates of approximately $7.4 million. If adverse macroeconomic conditions continue, particularly as they pertain to the commercial real estate market, or if, for any reason, tenants under subleases fail to perform their obligations, we may be required to reduce estimated future sublease income and adjust the estimated amounts of future settlement agreements, and accordingly, increase estimated cost to exit certain facilities. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2018.

Interest and Other Income

During the three months ended March 28, 2009, interest and other income was $22.2 million, an increase of $7.1 million compared to the same period a year ago. The increase primarily relates to an increase in gains on repurchase and redemption of Convertible Debt of $17.5 million, offset by a decrease in interest income of $7.5 million due to lower interest rate and cash balances as a result of repurchases and redemption of debt and share buybacks in the intervening period as well as losses due to the revaluation of intercompany loan balances of $1.7 million.

During the nine months ended March 28, 2009, interest and other income was $56.6 million, an increase of $6.5 million compared to the same period a year ago. The increase primarily relates to the increase in gains on repurchase and redemption of Convertible Debt of $32.4 million, offset by a reduction in interest income of $23.3 million due to lower interest rates and lower invested cash balances.

Interest Expense

During the three and nine months ended March 28, 2009, interest expense decreased by $0.3 million and $0.7 million compared to the same period a year ago, primarily due to decreased amortization of the Zero and 1% coupon convertible notes resulting from the buybacks during the three and nine months ended March 28, 2009.

Impairment of Investments

During the three and nine months ended March 28, 2009, the impairment charge related to investments was $2.2 million and $18.4 million, respectively, an increase of $2.2 million and $18.4 million, respectively, compared to the same period a year ago. The increase is primarily due to the impairment of $13 million recorded in the second quarter of fiscal 2009 related to a long-term investment recorded at cost due to the current significant weakening in market conditions.

Provision for Income Tax

We recorded an income tax benefit of $0.6 million and $1.3 million for the three and nine months ended March 28, 2009, respectively. We recorded an income tax benefit of $5.4 million and an income tax expense of $2.6 million for the three and nine months ended March 29, 2008, respectively.

The income tax benefit recorded for the three and nine months ended March 28, 2009, primarily relates to income tax expense in certain foreign jurisdictions based on our forecasted pre-tax income for the year, and includes a tax benefit of $0.7 million and $3.3 million for the three and nine months ended March 28, 2009, respectively, as a result of the enactment of the Housing Assistance Tax Act of 2008 and the American Recovery and Reinvestment Act of 2009. The Act provides that taxpayers may elect to forego bonus depreciation on certain additions of qualified eligible property and, in turn, claim a refundable credit for a portion of their unused AMT and research credits. In addition, we recorded a tax benefit of zero and $3.2 million related to the book write off of tax deductible goodwill for the three and nine months ended March 28, 2009, respectively.

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

On July 1, 2007, we adopted the provisions of FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement 109” (“FIN 48”). As of March 28, 2009 and June 28, 2008 our unrecognized tax benefits totaled $64.7 million and $71.9 million, respectively, and are included in deferred taxes and other non-current tax liabilities, net. We have $25.6 million accrued for the payment of interest and penalties at March 28, 2009.

Operating Segment Information (in millions):

	Three Months Ended		Change	Percentage Change	Nine Months Ended		Change	Percentage Change
	March 28, 2009	March 29, 2008			March 28, 2009	March 29, 2008
Communications Test and Measurement
Net Revenue	$129.2	$169.3	$(40.1)	-24%	$470.7	$540.1	$(69.4)	-13%
Operating income (loss)	9.3	22.8	(13.5)	-59%	72.0	98.0	(26.0)	-27%
Communications and Commercial Optical Products
Net Revenue	100.5	159.1	(58.6)	-37%	390.4	446.9	(56.5)	-13%
Operating income (loss)	(6.4)	7.2	(13.6)	-189%	(0.8)	11.0	(11.8)	-107%
Advanced Optical Technologies
Net Revenue	51.0	55.8	(4.8)	-9%	157.6	153.6	4.0	3%
Operating income (loss)	19.3	20.4	(1.1)	-5%	60.5	58.8	1.7	3%
Deferred revenue related to purchase as accounting adjustment	(0.1)	(0.3)	0.2	-67%	(0.4)	(0.8)	0.4	-50%

During the second quarter of fiscal year 2009, we changed the reporting structure to combine the All Others, Commercial Lasers business segment with the Optical Communications business segment and formed a new business segment, Communications and Commercial Optical Products. For the three and nine months ended March 29, 2008, net revenue of $23.0 million and $65.1 million of the former All Others, Commercial Lasers segment is included in the Communications and Commercial Optical Products segment. For the three and nine months ended March 29, 2008, operating income of $0.9 million and operating loss of $1.9 million is included in the Communications and Commercial Optical Products segment.

The decrease in operating income for Communications Test & Measurement during the three and nine month period ended March 28, 2009 over the same quarter a year ago reflects a decline in demand due to the current significant weakening in market conditions and a decreased margin due to higher price discounts, offset by reductions in operating expenses driven by reduced personnel expenses arising from ongoing cost reduction initiatives and decreased variable expenses.

The decrease in operating income for Communications and Commercial Optical Products during the three month period ended March 28, 2009 over the same quarter a year ago is mainly due to the current significant weakening in market conditions. The decrease in operating income for the nine month period ended March 28, 2009 is mainly due to the current significant weakening in market conditions and a non recognition of Nortel revenue of $6.8 million with related cost of sales incurred in the period.

The decrease in operating income for Advanced Optical Technologies during the three month period ended March 28, 2009 over the same quarter a year ago is primarily due to incremental costs related to acquisition integration. The increase in operating income for Advanced Optical Technologies during the nine month period ended March 28, 2009 over the same period a year ago is mainly due to acquisition integration, increased demand for our Authentication Solutions Group products and relatively flat operating expense spending.

Liquidity and Capital Resources

Our investments of surplus cash are made in accordance with an investment policy approved by the Audit Committee of our Board of Directors. In general, our investment policy requires that securities purchased be rated A-1/P-1, A/A2 or better. Securities that are downgraded subsequent to purchase are evaluated and may be sold or held at management’s discretion. No security may have an effective maturity that exceeds 37 months, and the average duration of our holdings may not exceed 18 months. At any time, no more than 5% of the investment portfolio may be concentrated in a single issuer other than the U.S. government or U.S. agencies. Our investments in debt securities and marketable equity securities are primarily classified as available-for-sale investments or trading assets and are recorded at fair value. The cost of securities sold is based on the specific identification method. Unrealized gains and losses on available-for-sale investments are reported as a separate component of stockholders’ equity. We did not hold any investments in auction rate securities, mortgage backed securities, collateralized debt obligations, or variable rate demand notes at March 28, 2009 and virtually all debt securities held were of investment grade (at least BBB-/Baa3). As of March 28, 2009, approximately 87% of our cash, cash equivalents, and short-term investments were held in the U.S.

As of March 28, 2009, the majority of our investments of surplus cash have maturities of 90 days or less and are of high credit quality. Nevertheless, widening of market credit spreads and bid-ask spreads has impacted both pricing and liquidity of certain investment securities that we own. Although we intend to hold these investments to maturity, in the event that we are required to sell any of these securities under adverse market conditions, losses could be recognized on such sales. During the nine months ended March 28, 2009, we have recognized $18.4 million of investment losses, including $13.0 million of investment losses related to a long-term investment, approximately $3.2 million of investment losses due to the bankruptcy of Lehman Brothers, and $2.2 million of losses due to other-than-temporary impairment of other investment securities, and can provide no assurances that the value or the liquidity of our other investments will not also be impacted by adverse conditions in the financial markets. In addition, we maintain cash balances in operating accounts that are with third party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail.

As of March 28, 2009, we had a combined balance of cash, cash equivalents, short-term investments and restricted cash of $673.5 million, a decrease of $211.2 million from June 28, 2008. Cash and cash equivalents decreased by $13.2 million in the nine month period ended March 28, 2009, primarily due to cash outflows from the use of $139.2 million to repurchase a portion of our Convertible Notes, the use of $86.8 million to repurchase common stock and the purchases of property, plant and equipment of $46.9 million offset by net proceeds from sales and maturities of investments of $187.7 million, cash generated by operating activities of $89.9 million, and cash inflows of $5.1 million from the issuance of stock under employee stock plans and the exercise of stock options .

Cash provided by operating activities was $89.9 million during the nine months ended March 28, 2009, resulting from our net loss adjusted for non-cash items such as depreciation, amortization, impairment of goodwill and various gains and losses of $72.8 million, and changes in operating assets and liabilities that used $17.1 million related primarily to a decrease in accounts payable of $31.2 million, a decrease in other accrued liability of $25.3 million and a decrease in long-term income tax liabilities of $19.4 million, offset by a decrease in accounts receivable of $94.6 million.

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

Cash provided by investing activities was $125.5 million during the nine months ended March 28, 2009, primarily related to net proceeds from sales and maturities of investments of $187.7 million, offset by purchases of property, plant and equipment of $46.9 million, the use of $12.0 million for acquisitions, net of cash acquired, and purchases of long-term investments of $4.0 million.

Cash provided by investing activities was $90.2 million during the nine months ended March 29, 2008, primarily related to net proceeds from sales and maturities of investments of $191.0 million, offset by the use of $55.1 million for acquisitions, net of cash acquired, purchases of property, plant and equipment of $33.8 million and an increase in long term investments of $9.0 million.

Financing activities for the nine months ended March 28, 2009 used cash of $220.9 million, primarily related to the use of $139.2 million to repurchase a portion of our Convertible Notes and $86.8 million to repurchase common stock, offset by issuance of common stock under our employee stock option programs and employee stock plans of $5.1 million.

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

Pension and Other Postretirement Benefits

We sponsor pension plans for certain past and present employees in the UK and Germany. JDSU also is responsible for the non-pension postretirement benefit obligation of a previously acquired subsidiary. These plans have been closed to new participants and no additional service costs are being accrued. The plans are partially funded. SFAS No. 158 requires the recognition of the funded status of the pension plans and non-pension postretirement benefit plans (retirement-related benefit plans) as an asset or a liability in the Consolidated Statement of Financial Position. SFAS No. 158 also requires the recognition of changes in that funded status in the year in which they occur through the gains and (losses) not affecting accumulated deficit, net of tax, and the recognition of previously unrecognized gains/(losses), prior service costs/(credits) and transition assets as a component of accumulated gains and (losses) not affecting accumulated deficit in the Consolidated Statement of Stockholders’ Equity. The funded status of a retirement plan is the difference between the projected benefit obligation and the fair value of its plan assets. The projected benefit obligation is the actuarial present value of all benefits attributed by the plan’s benefit formula to employee service. At March 28, 2009, our pension plans were under funded by approximately $74.0 million since the projected benefit obligation exceeded the fair value of its plan assets. Similarly, we had accrued $0.8 million related to our non-pension postretirement benefit plan. Pension plan assets are managed professionally and we monitor the performance of our investment managers. As of March 28, 2009, the value of plan assets had decreased approximately 7% since June 28, 2008, our most recent fiscal year end.

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

Forward contracts, most with a term of less than 120 days, were transacted near month end and therefore, the fair value of the contracts is approximately zero. The following table provides information about our foreign currency forward and option contracts outstanding as of March 28, 2009.

(in millions)	Contract Amount (Local Currency)	Contract Amount (USD)
Canadian Dollar (contracts to buy CAD / sell USD)	CAD 17.1	$14.0
Chinese Renmimbi (contracts to sell CNY / buy USD)	CNY 6.9	1.0
British Pound (contracts to buy GBP / sell USD)	GBP 3.1	4.5
Euro (contracts to sell EUR / buy USD)	EUR 61.1	82.7
Hong Kong Dollar (contracts to sell HKD / buy USD)	HKD 127.5	16.5
Singapore Dollar (contracts to sell SGD / buy USD)	SGD 34.2	22.6
Mexican Peso (contracts to buy MXN / sell USD)	MXN 57.3	4.0
Australian Dollar (contracts to sell AUD / buy USD)	AUD 10.2	7.1
Brazilian Real (contracts to sell BRL / buy USD)	BRL 16.6	7.2
Japanese Yen (contracts to sell JPY / buy USD)	JPY 357.3	3.7

Total USD notional amount of outstanding foreign exchange contracts		$163.3

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

Investments

We maintain an investment portfolio in a variety of financial instruments, including, but not limited to, U.S. government and agency bonds, corporate obligations, money market funds, asset-backed securities, and other investment-grade securities. The majority of these investments pay a fixed rate of interest. The securities in the investment portfolio are subject to market price risk due to changes in interest rates, perceived issuer creditworthiness, marketability, and other factors. These investments are generally classified as available-for-sale and, consequently, are recorded on our Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of Stockholders’ equity. We did not hold any investments in auction rate securities, mortgage backed securities, collateralized demand obligations, or variable rate demand notes at March 28, 2009.

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

Long-term Debt

Based on quoted market prices, as of March 28, 2009 and June 28, 2008, the fair market value of the 1% Senior Convertible Notes was approximately $205.6 million and $334.9 million, respectively, and the fair market value of the Zero Coupon Senior Convertible Notes was approximately $0.2 million and $80.8 million, respectively. Changes in fair market value reflect the change in the market price of the notes, see “Note 10. Convertible Debt and Letters of Credit”.

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

Other than with respect to the risk factor set forth below, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K/A for the fiscal year ended June 28, 2008.

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

Date: May 5, 2009