Form 10-K
period 2009-06-27
JDS UNIPHASE CORP /CA/
filed 2009-08-24
CIK 912093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 27, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 27, 2008 the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $0.8 billion, based upon the closing sale prices of the common stock and exchangeable shares as reported on the NASDAQ National Market and the Toronto Stock Exchange, respectively. Shares of common stock and exchangeable shares held by executive officers and directors have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of July 24, 2009, the Registrant had 217,002,671 shares of common stock outstanding, including 4,506,556 exchangeable shares of JDS Uniphase Canada Ltd. Each exchangeable share is exchangeable at any time into common stock on a one-for-one basis, entitles a holder to dividend and other rights economically equivalent to those of the common stock, and through a voting trust, votes at meetings of stockholders of the Registrant.

Documents Incorporated by Reference: Portions of the Registrant’s Notice of Annual Meeting of stockholders and Proxy Statement to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of June 27, 2009 are incorporated by reference into Part III of this Report.

FORWARD-LOOKING STATEMENTS

Statements contained in this Annual Report on Form 10-K which are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. A forward-looking statement may contain words such as “anticipates that,” “believes,” “can impact,” “continue to,” “estimates,” “expects to,” “intends,” “may,” “plans,” “potential,” “projects,” “to be,” “will be,” “will continue to be,” “continuing,” “ongoing,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements regarding: our expectations regarding an increase in consumer demand for real-time, interactive visual and audio experiences; our beliefs regarding bandwidth growth over optical networks; our belief that we are well positioned to benefit from industry trends; our plan to expand opportunities in emerging geographies and through channel marketing; our strategy to operate as a Company comprised of a portfolio of businesses with a focus on optical and broadband innovation; our expectation that the growing demand for network capacity will encourage the adoption of communications and commercial optical products across the telecom sector; our belief that an increase in network capacity will increase the demand for optical products in the storage and enterprise sectors; our belief that the deployment of fiber closer to the end user increases the availability of high-bandwidth services and will result in increased demand on the metro and long-haul networks; our plan to continue to enable our customers to build systems for Agile Optical Networks (“AON”); our expectation that the Company will continue to play a vital role in the broadband and optical innovation that enables breakthrough solutions for essential high-tech industries; our belief that we are well positioned to migrate from fixed to reconfigurable dense wavelength division multiplexer (“DWDM”) architectures and networks; our belief that increasing deployments of broadband access, the expansion of IP-based services, and the need to reduce deployment time and cost should result in increased demand for communications test and measurement instruments, systems, software and services; our expectation that the Company’s Communications Test and Measurement business unit will continue to improve profitability; our belief that we have the broadest range of wire line products and solutions available in the communications test and measurement industry; our belief that our broad portfolio of test and measurement solutions position the Company well to benefit from these improvements; our plan to continue to leverage our unique intellectual property, including leading expertise in optics, light management and material technology to develop solutions that provide unique advantages for our customers; our belief in the increasing demand for high quality lasers for a variety of markets; our belief that the Company is well positioned to benefit from the demand for quality compact lasers; our plan to accelerate new customer applications enabled by using lasers coupled with high performance photonic power photovoltaic converters to provide power over fiber; our belief that the Company is a pioneer in the emerging market of photonic power; our plan to continue to help customers make their existing networks more flexible and agile by designing agility into our products at the photonic level; our objective to continue to be a leading supplier for all markets and industries we serve and the strategies we plan to pursue to achieve such objective; our commitment to invest organically through acquisitions and partnerships in new technologies, products and services; our commitment to the ongoing evaluation of strategic opportunities and the acquisition of additional products, technologies or businesses; our belief that we strengthened our business model by expanding our addressable market, customer base and expertise, diversifying our product portfolio and fortifying our core businesses through acquisitions as well as other organic initiatives; our plans to leverage the technologies, distribution relationships, products and services gained as a result of acquisitions; our belief that our acquisitions create new opportunities for the acquired products due to JDSU’s direct sales and service organization serving the largest telecommunications and cable service providers worldwide; our plan to continue to strengthen our partnerships with contract manufacturers for our telecommunications, data communications and laser products; our intention to continue to centralize many administrative functions such as information technology, human resources and finance; our devotion of substantial resources to research and development in order to develop new and enhanced products to serve our markets and segments; our intention to establish at least two sources of supply for raw materials whenever possible; our intention not to broadly license our intellectual property rights; our belief that we have good employee relations; our expectation that seasonable demand fluctuations will cause significant, periodic variations in our financial results for our Communications Test and Measurement segment; our desire to expand our markets and customer base, improve the profitability of our product portfolio and improve time to revenue in our Advanced Optical Technologies segment and commercial lasers business and efforts to effect such changes; our efforts to reduce our cost structure; the impact of restructuring and related charges on our results of operations and cash flows; our efforts to divert resources from new product research and development and other functions to assist with difficulties related to execution capabilities and customer relations; our continued experiences with product failures; our intention to continue to develop new product lines and improve the business for existing ones; our expectation that the introduction of new products will continue to incur higher start-up costs and increased yield and product quality risk among other issues; our expectations regarding our future growth; our continued reliance on a limited number of customers for a significant portion of our revenues; our expectation that we will continue to experience strain on our supply chain and periodic supplier problems; our belief that we must maintain a substantial commitment to innovation and product differentiation, as well as significantly reduce cost structure to remain competitive in future business climates; our intention to continue to address the need to develop new products through acquisitions of other companies and technologies; our efforts to continue to recruit key personnel; our expectations that net revenue from international customers outside of North America will continue to account for a significant portion of our total revenue; our expectation regarding the expansion of our research and development activities in China; our expectation of the need to respond to and our intention to respond to intellectual property infringement claims in the course of our business operations from our competitors; our belief that our existing properties, including both owned and leased sites, are in good condition and suitable for the conduct of our business; our belief that our existing facilities are adequate to meet our immediate needs; our belief that various critical accounting policies are affected by significant estimates, assumptions and judgments used in the preparation of our consolidated financial statements; our belief that certain equipment is not software related and should be excluded from the scope of the AICPA SOP No. 97-2; our belief that using a combination of historical and market-based implied volatility from traded options on Company common stock is a better indicator of expected volatility and future stock price trends than relying solely on historical volatility; our anticipation that cash dividends will not be paid in the foreseeable future; our commitment to enabling broadband and optical innovation in the communications and commercial markets; our expectation that high customer concentration, attendant pricing pressure, and other effects on our communications markets will remain for the foreseeable future; our efforts to expand our products, customers and distribution channels for several of our core competencies; our expectations that seasonality in the Communications Test and Measurement segment will continue for the foreseeable future; our expectation that the adoption of certain accounting pronouncements will not have a material adverse effect on our financial statements; our estimates for costs associated with our restructuring plans; our assumptions related to pension and postretirement benefits; our expectation that we will continue to encounter a number of industry and market structural risks and uncertainties that will limit our business climate and market visibility; the continued North American assembly transitions; our belief that investment in research and development (“R&D”) is critical to attaining our strategic objectives; our continued efforts to reduce total operating spending; our intention to continue to address our selling, general and administrative (“SG&A”) expenses and reduce these expenses as and when opportunities arise; our expectations regarding future SG&A expenses; our expectation that none of the non-core SG&A expenses will have a material adverse impact on our financial condition; our expectation that the zero coupon convertible notes will be retired within one year; our efforts to take advantage of opportunities to reduce costs through targeted, customer-driven restructuring events; our expectation that payments related to severance benefits will be paid off by the third quarter of fiscal 2013 and that payments related to lease costs will be paid by the fourth quarter of fiscal 2012; our plan to pay the lease costs associated with the Ottawa facility by the third quarter of fiscal 2018; our belief that we have provided adequate amounts for adjustments that may result from tax audits; our estimates for additional required investment in research and development in connection with our acquisitions; our expectation that our acquisitions will strengthen the Company’s position in the related markets and help grow our business in various regions; our belief that our existing cash balances and investments will be sufficient to meet our liquidity and capital spending requirements at least through the next 12 months; our expectation that gains and losses on derivatives will be offset by re-measurement gains and losses on the foreign currency dominated assets and liabilities; our ability to mitigate credit risk and marketability risk of our portfolio of investments; our intention to maintain a sufficient safety stock of products and to maintain ongoing communications with suppliers to guard against interruptions or cessation of supply; the expectation for the deductibility of goodwill associated with our acquisitions; our estimates for associated restructuring and non-recurring charges; our estimate that no additional taxes would have to be provided if the earnings were repatriated back to the U.S.; our belief that certain jurisdictions in which we received tax benefits attributable to the release of valuation allowances will generate future income; our expectation that the Full Value Awards will vest over one to four years; our expectation to amortize $18.6 million of unrecognized stock-based compensation cost related to stock option activity over a period of 2.3 years; our expectation to amortize $0.1 million of stock based compensation expense related to the employee stock purchase plan (“ESPP”) in the first quarter of fiscal 2010; our expectation to amortize $41.8 million of estimated stock based compensation expense related to Full Value Awards over an estimated amortization period of 2.1 years; our expectation that the required contribution to the Company’s pension plans in fiscal 2010 will be $0.3 million; our expectation to close $128.8 million in obligations to purchase inventory and other commitments within one year; our estimate that the Company’s potential tax liability related to a Texas franchise tax audit will be from zero to $36.9 million, plus interest and penalties; and our belief that resolving claims that arise in the ordinary course of our business will not have a material adverse impact on our financial position or results of operations.

Management cautions that forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in such forward-looking statements. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, including, without limitation, the following: incorrect assumptions regarding the basis for consumer demands; an unexpected decreased in the availability of broadband networks; our inability to successfully capitalize on our position in the market, industry trends and strategic opportunities; inability to successfully operate as a portfolio of businesses solely with a focus on optical and broadband innovation; inability to meet marketplace demands for communications and commercial optical products; inability to accurately assess the demand on the metro and long-haul networks into which high-bandwidth services feed; inability to support our customer growth in building systems for AONs; our inability to assess the feasibility of certain innovations and the impact that such innovations might have on high-tech industries; licensing issues related to our intellectual property; broader product offering of competitors; inaccuracies regarding the direction of the market to migrate from fixed to reconfigurable DWDM architectures and networks; inability to accurately assess the market demand for communications test and measurement instruments, systems, software and services; difficulties associated with limiting and predicting costs in the Communications Test and Measurement business unit; inaccurate assumptions regarding the optical industry; inability to accurately predict the demand for high-quality lasers in various commercial markets; inability to quickly introduce customer applications into the marketplace to meet customer demands for commercial lasers; inaccuracies regarding the Company’s position in the photonic power market; inaccurate assumptions regarding the importance of agility and flexibility to our current customers; our inability to invest in new technologies; inaccuracies regarding promising markets and our ability to focus the company’s resources towards developing products for potentially promising markets; unanticipated SG&A expenses and inaccuracies as to the impact of SG&A expenses on the Company’s financial condition; inaccurate assumptions regarding the viability of certain product lines; unanticipated difficulties associated with the centralization of administrative functions; inability to timely and effectively develop, manufacture and market our new products, or enhance our existing products; our inability to accurately and timely complete valuation analyses in connection with our acquisitions; our limited ability to perceive or predict market trends; decreases in our product portfolio and revenues; inaccuracies regarding our employee relations and inability to maintain a steady workforce; loss of a significant customer eliminating a significant portion of our future revenues; dependence on fewer customers limiting our ability to increase our profitability; unrealized customer and market penetration resulting from our recent acquisitions; inability to effectively execute programs related to our investments and partnerships; failure to reduce manufacturing costs through restructuring efforts; inability to accurately predict the volatility of future stock trends; introduction of new accounting pronouncements; lack of resources set aside for investment in R&D; inaccurate assessment of our tax liability as a result of acquisitions and tax audits; greater than anticipated tax exposure; unforeseen damage and repairs to the Company’s leased and owned properties; need to expand or decrease the size of our existing facilities; excessive costs associated with defending various claims and suits brought against the Company and its directors; unexpected impairment of goodwill associated with our acquisitions; delays in bringing products to market due to development problems; excessively high costs in the future related to enhancing our existing systems; significant changes in customer preferences; the possibility that competitors will introduce products faster than us; unanticipated difficulties in building close working relationships with manufacturers; our inability to establish relationships with alternative suppliers of raw materials; growth in our business placing unexpected strains on our resources; international expansion beyond the capacities of our current properties; loss of key personnel to competitors and an inability to effectively recruit replacements; inherent uncertainty surrounding the litigation process and the fact that litigation could result in substantial cost and diversion of our management’s attention; inability to obtain new orders from major customers; substantial technological changes in the Communications Test and Measurement solutions market; the timing of orders; difficulties in assessing the impact of accounting changes on financial statements; incorrect estimates, assumptions and judgments used in preparing the Company’s consolidated financial statements; inaccuracies in categorizing equipment for accounting purposes; inaccuracies related to the assumptions used in assessing the Company’s option-price; market rejection of new products; inaccuracies of the strength of various acquisitions on improving the Company’s position within various markets; inability to accurately predict when various products acquired during our acquisitions will be fully developed and completed; inaccurate assumptions or estimates associated with severance and lease payments; inability to accurately assess additional tax expenses due to repatriation of certain earnings in China; inability to accurately assess future income attributable to tax benefits; inability to predict the vesting period of the Company’s Full Value Awards; difficulty in estimating the amortization period of stock based compensation expense of stock option activity and our ESPP; inability to accurately predict the amount of money the Company must contribute to its pension plans as legally mandated; inability to deliver inventory and collect payments due under purchase orders; and other factors set forth in “Risk Factors” and elsewhere herein. Further, our future business, financial condition and results of operations could differ materially from those anticipated by such forward-looking statements and are subject to risks and uncertainties including the risks set forth above and in Part I, Item 1A “Risk Factors” set forth in this Form 10-K. Moreover, neither we assume nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. Forward-looking statements are made only as of the date of this Report and subsequent facts or circumstances may contradict, obviate, undermine or otherwise fail to support or substantiate such statements. We are under no duty to update any of the forward-looking statements after the date of this Form 10-K to conform such statements to actual results or to changes in our expectations.

PART I

ITEM 1. BUSINESS

General

Overview

JDS Uniphase Corporation (“JDSU”) is a leading provider of communications test and measurement solutions and optical products for telecommunications service providers, cable operators, and network equipment manufacturers. JDSU is also a leading provider of optical solutions for biomedical and environmental instrumentation, semiconductor processing, aerospace and defense, brand authentication, display systems, and custom color product differentiation applications.

To serve its markets, JDSU operates in the following business segments: Communications Test and Measurement (“CommTest”), which accounted for approximately 47% of net revenue in fiscal 2009; Communications and Commercial Optical Products (“CCOP”), which accounted for approximately 37% of net revenue in fiscal 2009; and Advanced Optical Technologies (“AOT”), which accounted for approximately 16% of net revenue in fiscal 2009.

Industry Trends

The trends that drive the broadband communications industry are key drivers for our communications test and measurement and our communications and commercial optical products businesses. Demand for high-bandwidth communications is increasing, powered by the growing number of broadband users worldwide and the greater reliance on high-bandwidth capabilities in our daily lives. For example, video and music downloads, IPTV, gaming, and other on-line interactive applications are growing rapidly. Optical networks are being extended closer to the end user with fiber-to-the-home (“FTTH”) and other fiber (“FTTx”) networks. Mobile data traffic also is increasing as cell phones continue to proliferate with increasingly sophisticated audio, photo, video, email and Internet capabilities. The resulting traffic, in turn, is felt throughout the network, including the core that depends on optical technology. JDSU is well-positioned to continue to benefit from these industry trends due to its leadership in the broadband test and measurement and optical networking markets.

In addition to communications, optical technologies are increasingly applied to solve complex problems in other industries. For example, our high-precision lasers enable the trend toward smaller integrated circuits for use in today’s compact consumer electronics, the classification and sorting of biological cells using induced fluorescence, and deoxyribonucleic acid (“DNA”) sequencing through the appropriate application of monochromatic light. Our optically variable pigment, holographic, and microtaggant technologies protect global brands, including medicines, electronics, and government documents, including currency and high security credentials against counterfeiting. Precision optical coatings are used for high performance applications in aerospace, entertainment and biomedical instrumentation.

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

We are subject to the information requirements of the Securities Exchange Act of 1934, or the Exchange Act. Therefore, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330, by sending an electronic message to the SEC at publicinfo@sec.gov or by sending a fax to the SEC at 1-202-777-1027. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We also post all SEC filings on our website at www.jdsu.com/investors as soon as reasonably practicable after they are electronically filed or furnished to the SEC.

Business Segments

During the second quarter of fiscal year 2009, JDSU changed the reporting structure to combine the former All Others, Commercial Lasers business segment with the Optical Communications business segment and formed a new business segment, Communications and Commercial Optical Products. As a result, there are three reportable segments, Communications Test and Measurement, Communications and Commercial Optical Products, and Advanced Optical Technologies, as of June 27, 2009. Each segment has its own engineering, manufacturing, sales, and marketing groups to better serve customers and respond quickly to the market needs. In addition, our business segments share common corporate services that provide capital, infrastructure, resources, and functional support, allowing them to focus on core technological strengths to compete and innovate in their markets.

Communications Test and Measurement

The Communications Test and Measurement business segment products and services enable the design, deployment, and maintenance of communication equipment and networks, as well as ensure the quality of services delivered to the end customer. These products and services provide solutions that help accelerate the deployment of new services and lower operating expenses while improving performance and reliability. Included in the product portfolio are test tools, platforms, and services for optical transport networks, DSL services, data networks, cable networks, digital video broadcast, and fiber characterization services.

Market

JDSU provides instruments, service assurance systems and services for communications network operators and equipment manufacturers that deliver and/or operate broadband/IP networks (cable, fixed and mobile) deploying triple- and quad-play services (voice, video, data, and wireless). JDSU test solutions address the needs of lab and production, which includes research, development and manufacture of network equipment; field service, including triple-play deployments for cable, telecom, FTTx, and home networking; and service assurance, which includes monitoring and maintaining quality of experience (“QoE”) for Ethernet and IP services, including cable, wireless and fixed/telecom networks.

Customers

JDSU customers for communications test and measurement solutions include the world’s largest communications service providers, communications equipment manufacturers, government organizations, and large corporate customers. These include major telecom and cable operators such as AT&T, Bell Canada, British

Telecom, China Telecom, Comcast, Deutsche Telecom, France Telecom, Telefonica, Telmex, TimeWarner, Verizon and many others. JDSU test and measurement customers also include many of the network equipment manufacturers served by our communications and commercial optical products group, including Alcatel-Lucent, Ciena, Cisco, Huawei, Fujitsu, Nortel, and Motorola.

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

Telecommunications, cable television, satellite, and wireless service providers are competing with each other to offer content providers and consumers the ability to carry virtually any type of content via bundled services. With more applications and content available, potential benefits for service providers include increased average revenue per user (“ARPU”) and less customer turnover due to better service quality, thus increasing profitability and long-term competitive advantage. As a result, many providers are developing consolidated network architectures intended to enable a triple-play (integrated voice, data and video services) offering from a single provider rather than three separate services from three separate providers over three separate networks.

Additionally, the proliferation of new and higher bandwidth services, including video-based content such as news, movies, and gaming, is generating strong growth in demand for network capacity and bandwidth rates, which in turn drives demand for many types of networking, access and transport systems.

Increasing deployments of broadband access, the expansion of IP-based services, and the need to reduce deployment time and cost should result in demand for communications test and measurement instruments, systems, software, and services. These communications test and measurement solutions support the rapid deployment of new services, increase customer satisfaction by helping technicians complete installation and repair work quickly and correctly, and lower operating expenses by automating and improving network installation, maintenance, and management processes. Our broad portfolio of test and measurement solutions positions us well to benefit from these developments.

Strategy

The JDSU Communications Test and Measurement business segment plans to improve profitability by providing communications test and management solutions that address the business challenges of network operators and communications equipment manufacturers. Its focus is to enable network operators to accelerate deployment of new services, improve service quality, reduce customer churn, and lower network operating expenses.

Competition

JDSU competes against various companies, including Agilent, Anritsu, Exfo, Spirent, Sunrise, and VeEX. While JDSU faces multiple competitors for each of its product families, it continues to have one of the broadest portfolios of wireline products and solutions available in the communications test and measurement industry.

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

Instruments

JDSU provides devices that perform various communications test and monitoring functions. Designed to be mobile, these products assist service provider technicians in assessing the performance of network elements and segments or verifying the integrity of the information being transmitted across the network. These instruments incorporate high levels of intelligence and have user interfaces that are designed to simplify operation and minimize training. JDSU test instruments also include those used by network equipment manufacturers (“NEMs”) in the design and manufacture of next-generation network equipment. Thorough testing by NEMs plays a critical role in producing the components and equipment that are the building blocks of network infrastructure.

Software

JDSU provides software products and custom software development services to its customers. Software products address applications for network capacity management, test operations support systems and workflow solutions. Software services are provided to customize software applications and to interface JDSU software to customer operations support systems.

Systems

JDSU systems typically consist of integrated hardware and software components that reside in communication networks. Using an integrated test and management system, JDSU customers are able to analyze a variety of network elements, transmission technologies and protocols from a single console, simplifying the process of deploying, provisioning and managing network equipment and services. From a centralized location, technicians can access the test systems within the network and perform simultaneous test and monitoring functions on one or more elements, either manually or automatically. These capabilities allow network operators to initiate service to new customers faster, decrease the need for technicians to make on-site service calls, help to make necessary repairs faster and, as a result, provide higher quality and more reliable services.

Services

JDSU offers a range of product support and professional services geared to comprehensively address its customers’ requirements. These services include repair, calibration, software support services and technical assistance for its products. JDSU also offers product and technology training as well as consulting services. JDSU professional services, provided in conjunction with system integration projects, include project management installation and implementation.

Communications and Commercial Optical Products

The Communications and Commercial Optical Products (“CCOP”) business segment provides optical communications products used by network equipment manufacturers for telecommunications and enterprise data communications. These products enable the transmission and transport of video, audio and text data over high-capacity fiber optic cables. Transmission products primarily consist of optical transceivers, optical transponders, and their supporting components such as modulators and source lasers, including innovative products such as vertical-cavity surface-emitting lasers (“VCSELs”). Transport products primarily consist of amplifiers and reconfigurable optical add/drop multiplexers (“ROADMs”) and their supporting components such as pump lasers, passive devices, and array waveguides (AWGs). In fact, today’s most advanced optical networks are built on our transport and transmission components, modules and subsystems.

This business segment also provides lasers employed in a wide variety of OEM applications. Our broad portfolio of lasers are used by our customers in markets and applications such as biotechnology, graphics and imaging, remote sensing, and materials processing and precision machining such as micro via drilling in printed circuit boards, wafer singulation, and solar cell scribing. These products include diode-pumped solid-state and fiber-based lasers, diode lasers and fiber-delivered diode laser systems, and gas lasers.

In addition, our photovoltaics (“PV”) products include concentrated photovoltaic (“CPV”) cells and receivers for generating energy from sunlight, as well as fiber optic-based systems for delivering and measuring electrical power.

Market

The CCOP business segment participates in the optical communications, laser, and photovoltaic markets.

JDSU optical communications products include a wide range of components, modules, and subsystems to support and maintain customers in our two market segments: telecommunications, including carrier networks for access (local), metro (intracity), long-haul (city-to-city and worldwide), and submarine (undersea) networks; and enterprise data communications, including storage access networks (“SANs”), local area networks (“LANs”), and Ethernet wide-area networks (“WANs”).

The JDSU portfolio of laser products includes components and subsystems used in a wide variety of original equipment manufacturer (“OEM”) applications that range in output power from several milliwatts to more than 100 watts and include ultraviolet (“UV”), visible, and infrared (“IR”) wavelengths. JDSU supports customers for applications such as biotechnology, graphics and imaging, remote sensing, materials processing and other precision machining.

The photovoltaic business unit provides photonic power for a range of remote sensing applications, including to the electric power industry for measuring power transmission. It is also applying its technology to develop high efficiency concentrated photovoltaic cells for the generation of electric power from the solar radiation.

Customers

CCOP serves optical communications equipment manufacturers such as Alcatel-Lucent, Ciena, Cisco, Ericsson, Fujitsu, Hewlett-Packard, Huawei, IBM, Nokia Siemens Networks, Nortel, and Tellabs, and OEM laser customers such as Applied Biosystems (now part of Life Technologies Corporate), ASML, Beckman Coulter, Eastman Kodak, Electro Scientific Industries, General Dynamics, Han’s Laser, and Panasonic.

Trends

The business cycle notwithstanding, long term trends suggest growing opportunity for CCOP. These trends are discussed, by market, below:

Optical Communications: To remain competitive, network operators worldwide must offer broader suites of digital services. To do this, they are migrating to Internet protocol (“IP”) networks, which effectively deliver triple-play services while lowering capital and operating costs of DWDM (dense wavelength division multiplexing) networks. In data communications, demand for broadband is driven by growing needs of intracompany LAN and intercompany WAN networks. The growing demand for capacity encourages the adoption of optical communications products across the telecom sector, including long-haul, metro (core and access), cable television (“CATV”), submarine, and fiber to the premises (“FTTP” or “FTTx”). It also increases demand for optical products in the storage and enterprise sectors, including LAN, SAN and WAN.

New, bandwidth-intensive applications can result in sudden and severe changes in demand–essentially anywhere on the network. Migrating to agile optical networks (“AONs”), which employ ROADMs, tunable transponders, and other agile optical products, provide an effective way to respond to unpredictable bandwidth demands and manage expenses. With an AON, a service provider can add capacity by using remote management applications rather than by dispatching technicians to perform manual operations in the field.

In addition, the high-end routers, switches, and cross-connect equipment that must handle legacy and IP traffic, are becoming increasingly complex in order to meet higher bandwidth, scalability, speed, and reliability needs. Products must provide higher levels of functionality and performance in compact designs that must also meet requirements for emissions, cost, and reduced power consumption.

Deployment of fiber closer to the end user increases the availability of high-bandwidth services and should result in increased demand on the metro and long-haul networks into which these services feed. The dynamically reconfigurable nature of an AON enables lower operating costs and other competitive advantages, allowing service providers to more flexibly use and scale network capacity, streamline service provisioning, accelerate rerouting around points of failure, and modify network topology through simple point-and-click network management systems.

JDSU is a leading provider of the optical products mentioned above to support the trends in this market. JDSU innovation, particularly in the area of photonic integrated circuits, which can replace many discrete components with a single photonic chip, is resulting in products that have more functionality, are smaller, require less power, and are more cost-effective. For example, the Photonic Integrated Amplifier is up to 50% smaller than comparable products, and the tunable XFP transceiver is 85% smaller than previous tunable models. Higher levels of integration have also led to development of the AON Super Transport Blade, which delivers all transport functions in a single, integrated platform, essentially replacing three blades with one.

JDSU, with its innovative optical communications and flexible, cost-effective AON portfolio, is positioned to be the supplier of choice for next-generation networks.

Lasers: As technology advances, high-tech and other vital industries increasingly turn to lasers when they need more precision, higher productivity, energy efficient or “green” alternatives for problems that can not be solved by mechanical, electronic or other means. For example, lasers have been used for years to help achieve the scale and precision needed in semiconductor processing. In biotech applications, lasers have been instrumental for advances (and new standard procedures) in cytology, hematology, genome sequencing, and crime scene investigations, among others. The long term trends in these industries should lead to increased demand for lasers.

In addition, demand continues for electronic products, as well as products and components in other industries, to offer greater functionality while becoming smaller, lighter, and less expensive. Product designs that achieve this are requiring precise micromachining and materials processing, such as micro bending, soldering and welding–especially for plastics. At the scale and processing speed needed, lasers are replacing mature mechanical tools such as drills for tiny holes or “vias” in printed circuit boards and saws and scribes for singulating silicon wafers, resulting in greater precision and productivity. As these trends continue, we believe that manufacturers and industries will increase their reliance on lasers in order to maintain or increase their competitiveness.

There is an increasing trend toward energy efficiency and “green” industry. Industries are using lasers to develop products that are smaller and lighter, and increase productivity and yield, thereby lowering their energy consumption. More directly, this trend has provided for significant growth in the solar power market segment and applications for lasers used in the production of solar panels.

JDSU is well-positioned with key OEM providers of laser solutions to these industries. We continue to develop our laser portfolio to offer smaller and more cost-effective products designed specifically for the performance, integration, reliability and support needs of our OEM customers.

Photovoltaics: The trend toward lighter, cleaner, efficient solutions has lead to opportunities for photonics in a variety of applications. The use of photonic power for remote sensors solves the problem of EMI, RF and other interference associated with the use of electrical power. The need for clean energy is fueling a strong increase in demand for photovoltaic power. JDSU proprietary technology already in use for powering remote sensors has led to high efficiency products applicable to electric power generation from solar energy.

Strategy

JDSU delivers value to its customers though innovation, partnership and vision.

In optical communications we are focused on technology leadership, cost leadership, and functional integration. We will continue to align the latest technologies with best-in-class, scalable manufacturing and operations to drive the next phase of optical communications with highly integrated technologies that are faster, more agile, and more reliable, making us a valuable business and technology partner for NEMs.

In the laser markets, JDSU works to establish long-term business partnerships with its OEM customers. Leveraging established manufacturing, engineering, telecommunications, and photonics expertise, JDSU delivers products that meet cost-of-ownership and reliability needs while delivering on volume production demands.

And in photovoltaics, JDSU is developing best-in-class performance technology applicable to the nascent, fast-growing solar power market.

Competition

JDSU competes against numerous public and private companies in its CCOP markets. A partial list of public company competitors providing optical communications includes Oclaro, Finisar, Fujitsu, Furukawa Electric, Opnext, Oplink Communications, and Sumitomo Electric. JDSU competitors in the laser market include Coherent, IPG Photonics, Rofin-Sinar, CVI-Melles, and the Spectra-Physics division of Newport Corporation. JDSU competes against Spectrolab and Emcore in the photovoltaic market.

In addition to these established companies, JDSU faces significant and focused competition from other companies and emerging startups. While each of its product families has multiple competitors, JDSU has a broad range of products and leading technologies that are aligned with industry trends and the needs of its customers.

Offerings

CCOP serves the optical communications, laser, and photovoltaic markets.

Optical Communications

JDSU optical communications offerings address two market segments—telecommunications and enterprise data communications. In addition to a full selection of active and passive components, JDSU offers increasing levels of functionality and integration in modules, circuit packs, and subsystems for transmission, amplification, wavelength management, and more. Our optical communications product offerings include:

In the telecommunications market segment, we offer transmission and transport solutions for the synchronous optical network (“SONET”), synchronous digital hierarchy (“SDH”) and wavelength division multiplexer (“WDM”) applications. Transmission products transmit and receive signals, such as our tunable transponder, transceiver, and transmitter modules. JDSU also offers transmission components for the previously mentioned products, which include active components like our tunable lasers, detectors/receivers, and modulators.

JDSU transport products provide switching, routing and conditioning of signals such as our ROADMs and optical amplifiers. We also provide components for transport, including passive components such as our attenuators, circulators, couplers/splitters/WDMs, gain flattening filters, hybrid interleavers, multiplexer/demultiplexers polarization components, switches, and wavelength lockers.

Industry-leading innovation led to the AON Super Transport Blade, which integrates all major optical transport functions (wavelength switching, preamplification, postamplification, and monitoring) into a single-slot blade. This all-in-one solution reduces the size, cost, and power requirements of optical components, incorporates nano wavelength selective switch (“WSS”) technology, and enables greater chassis density and smaller footprint.

In the enterprise data communications market segment, which relies on storing and moving vast amounts of data, JDSU offers transmission products, such as our optical transceivers for Fibre Channel and Gigabit Ethernet applications. JDSU transceivers are also used in Ethernet connections for servers, routers, hubs, and switches for Internet and e-mail services.

JDSU integrated fiber optic transceivers provide a high-speed, serial electrical interface for connecting processors, switches, and peripherals. They are available in hot-pluggable or pin-through-hole versions with a small footprint for use in compact system designs. This allows manufacturers to double the density of transceivers on a board compared to conventional designs.

For higher data transfer rates of 40 and 100G, JDSU offers vertical-cavity surface-emitting lasers (“VCSELs”). VCSELs reduce power consumption, heat, electromagnetic interference (“EMI”), and cost while increasing speed, reliability, and link distance. Our compact arrays offer an innovative solution for the LANs, SANs, broadband Internet, and metro-area network applications that currently depend on high-end routers, switches, and cross-connect equipment to handle legacy and IP traffic.

Lasers

Our broad range of products includes continuous-wave and pulsed diode-pumped solid-state and fiber-based lasers, high-reliability diode lasers and fiber-coupled diode laser systems, and gas lasers including argon-ion and helium-neon (“HeNe”) lasers:

Diode-pumped solid-state and fiber-based lasers with excellent beam quality, low noise, and exceptional reliability are used in biotechnology, materials processing, graphics and imaging, remote sensing, and materials processing and precision machining applications. JDSU offers very low noise continuous-wave green lasers and blue lasers, high-repetition-rate near-infrared lasers, and high-power pulsed UV lasers.

Diode lasers and fiber-delivered diode laser address a wide variety of applications, including laser pumping, thermal exposure, illumination, ophthalmology, image recording, printing, plastic welding, and selective soldering.

Gas lasers, including argon-ion and helium-neon lasers provide a stable, low-cost and reliable solution over a wide range of operating conditions, making them well suited for complex, high-resolution OEM applications such as flow cytometry, DNA sequencing, graphics and imaging, and semiconductor inspection.

Photonic power and photovoltaics

Photonic power is an innovative power-over-fiber delivery system that converts optical power to electrical power. Since it is delivered over nonconducting fiber optic cable, it is not affected by RF or EMI, is lighter, generates less heat, is spark-free, and can be used to drive sensors, gauges, actuators, low-power communications devices, and other electronic devices.

JDSU capabilities in converting optical power to electrical power are now being applied to the solar energy market. Multijunction concentrated photovoltaic (CPV) cells generate power under concentrated sunlight. JDSU has developed CPV cells to be available both as chips and in receiver assemblies, for generating solar power.

Advanced Optical Technologies

The Advanced Optical Technologies (“AOT”) business segment leverages its core technology strengths of optics and materials science to manage light and color effects. With decades of experience in optical coating and holographic technology, AOT develops innovative solutions that meet the needs of a variety of markets—from counterfeit protection to space exploration.

Market

Our AOT segment spans several markets. Its multilayer product security technologies provide overt and covert product verification for protection against diversion, brand erosion, and lost revenue due to counterfeiting. These technologies safeguard high security government documents as well as brands in the transaction card, pharmaceutical, consumer electronics, printing/imaging supplies, and fast-moving consumer good industries through innovative optically variable pigment, holographic, and microtaggant technologies.

AOT also produces precise, high-performance, optical thin-film coatings for a variety of applications in government and aerospace, biomedical, telecommunications, office automation, and other markets. These applications include night-vision goggles, satellite solar covers, medical instrumentation, optical communications components, fax machines, computer-driven projectors, and event lighting.

In addition, we offer custom color solutions for product finishes and decorative packaging that can be applied to a wide variety of substrates. These include innovative optically-based color-shifting and other solutions that provide product enhancement for brands in the pharmaceutical, automotive, consumer electronics, sports apparel, and fast-moving consumer goods industries.

Customers

The AOT business segment serves customers such as BAE Systems, ITT, Mitsubishi, Northrup Grumman, SICPA, Seiko Epson, MasterCard and Dolby. JDSU technology is used to protect the currencies of China, the European Union, the United States, and other governments around the world. Leading pharmaceutical companies worldwide also use JDSU solutions to protect their brands, as do major issuers of transaction cards. JDSU custom color product differentiation and brand enhancement solutions are used by customers such as DuPont and PPG.

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

JDSU technology has become a worldwide standard for currency protection. Meanwhile, the need to protect high-value documents and offer solutions for authenticating personal, identification, and financial documents is also growing. Our authentication products can be combined to offer multilayer solutions for creating effective security programs that combine secure authentication, flexible aesthetics, and ease of application.

Demand for optical solutions to solve complex problems extends to the aerospace, defense and medical/environmental instrumentation markets, which require customized, high-precision coated products and optical components that selectively absorb, transmit or reflect light to meet the performance requirements of sophisticated systems. Our custom optics products offer an array advanced technologies and precision optics—from the ultraviolet to the far infrared portion of the light spectrum. Most products are custom optical filters, on either a simple or complex irregular shape, that require from one to several hundred layers to create the coating.

Another challenge is the need to differentiate products in order to build brands. Global competition and an increasing range of product offerings are driving designers to look for innovative ways to increase the aesthetic value of their products and make them stand out. Our custom color solutions are used in coatings and packaging to create unique and striking visual effects.

Strategy

The AOT business segment develops technologies that differentiate and effectively protect valuable brands via a secure, flexible, aesthetically striking optical platform. It also strives to supply the highest-quality, best-in-class optical components and assemblies with innovative thin-film coating processes that help customers protect and/or differentiate their products. JDSU will continue to leverage its intellectual property and leading expertise in optics, light management and material technology to develop solutions that provide a unique advantage to customers.

Competition

In these markets, JDSU faces competition from providers of special-effect pigments, like Merck KGA, from manufacturers of security holograms including Kurz, De La Rue and OpSec; from Japanese coating companies such as Nidek, Toppan, and Toray; from display-component companies such as Asahi, Fuji Photo-Optical, Nikon, and Nitto Optical; and from optics companies such as Barr Associates and Deposition Sciences.

Offerings

AOT consists of the Authentication Solutions Group (“ASG”), which has offerings for brand protection and document authentication; the Custom Optics Product Group (“COPG”), which offers optical thin-film coatings for a range of markets; and the Flex Products Group, which offers custom color solutions, currency protection, printing services, as well as solar window films.

Brand Protection

To strengthen brand integrity, many corporate brand owners are introducing overt protective measures in packaging that provides consumers and/or inspection personnel with the ability to quickly determine product authenticity by visually detecting a color effect on the package. Covert solutions provide an additional layer of protection that cannot be seen or detected without a visual aid.

JDSU offers both overt and covert solutions for security, including SecureShift® light interference technology (which allows inks or plastics to exhibit different colors and visual effects from different viewing angles), holographic technology, and Charms™ microstructured taggants. Applications include transaction cards, pharmaceuticals, imaging supplies, electronics, computer, and other consumer goods. JDSU offers these solutions in a wide range of choices by incorporating them into printing inks, product labels, and product packaging.

Document authentication

JDSU optically variable pigment (“OVP®”) technology, which produces color-shifting and other optical effects, and our holographic technologies, are used to combat forgery and counterfeiting, protect against alteration of data, and allows for immediate authentication of high-value documents. JDSU works closely with its customers to design these solutions to meet their specific needs for passports, personal identification, and other government and secure documents.

Custom Optics

Optical thin-film coatings are submicroscopic (nanometer to micrometer) layers of materials, such as silicon and magnesium fluoride, that are applied to the surface of a substrate, including glass, plastic or metal. Thin-film coatings control the behavior of light to produce effects such as reflection, refraction, absorption, abrasion resistance, antiglare, oxygen and/or moisture transmission, and electrical conductivity for a variety of applications:

Aerospace and defense: JDSU provides customized optics for solar cell coverglass, thermal control mirror technology, and optical sensors for aerospace applications. JDSU thin-film optics products can be found on spacecraft and satellites. In addition, JDSU supplies filters used in military applications such as infrared night vision goggles and electronic countermeasures.

Consumer and commercial electronics: JDSU manufactures and sells coated optics for use in home and business display systems and 3D entertainment systems. These products include bandpass filters, mirrors, polarization compensators, heater panels and other coated optics, and assemblies. Products for the automation market include photo receptors and mirrors for photocopiers, scanners, computer-driven projectors, and facsimile machines.

Instrumentation and lighting: JDSU provides multicavity and linear variable optical filters on a variety of substrates for applications including gas monitoring and analysis, thermal imaging, smart munitions, fire detection, spectroscopy, and pollution monitoring. These filters are also used in biomedical applications, semiconductor test systems, and test and measurement equipment. JDSU also provides advanced optical filters used to create dramatic lighting effects and rich, saturated color in intelligent lighting systems for entertainment and architectural lighting.

Custom Color Solutions

For product differentiation and brand enhancement, JDSU provides custom color solutions for a variety of applications using our ChromaFlair® and SpectraFlair® pigments to create color effects that emphasize body contours, create dynamic environments, or enhance products in motion. These pigments are added to paints, plastics, or textiles for products and packaging.

Our line of custom color products uses proprietary manufacturing processes and light interference or diffractive technology to provide specific color characteristics that can be designed to meet the needs of individual products, brands or markets. The products create a durable finish with striking color properties for automotive, consumer electronics, and other applications.

The design process is critical to delivering custom color solutions that meet the needs of specific customers, markets and brands. JDSU color specialists, Color Lab, and prototyping capabilities help customers overcome color design challenges during the design stage.

Currency Protection

Our optically variable pigment (“OVP®”) technology for overt security technology has become a standard used by governments worldwide for currency protection. OVP provides a color-shifting effect that enables positive, easy visual verification and deters counterfeiting.

Printing Services

Proprietary printing processes and a cGMP-compliant environment deliver solutions for labels, closures, hang tags, and flexible packaging for authentication and custom color solutions. In addition, JDSU provides high quality flexographic and gravure printing for labels for retail and apparel, healthcare, food and beverage, automotive, consumer goods and personal care.

Corporate Strategy

Our objective is to continue to be a leading provider for all markets and industries we serve. In support of our business segments, we are pursuing a corporate strategy that we believe will best position us for future opportunities. The key elements of our corporate strategy include:

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

•	Continue to strengthen our balance sheet

JDSU will take continue actions that will strengthen our balance sheet and provide financial support for market leadership and business expansion efforts. Fundamental to this strategy has been our ability to continue to generate positive cash flow through improved profitability, reduced inventory levels and reduced days sales outstanding (“DSOs”). These and other actions, such as focusing on businesses that meet our success criteria, and exiting others, will keep JDSU financially strong.

•	Build a lean and scalable business

We remain committed to streamlining our manufacturing operations and reducing costs by using contract manufacturers where appropriate and consolidating to reduce our footprint and total fixed costs. As a result, we are moving from a fixed cost model to a variable one that is efficient, highly scalable, and capable of consistently meeting our customers’ quality and performance requirements. In addition, our shared corporate functions model cost-effectively provides our business segments with the centralized strength and depth of a larger company, while allowing each segment to remain focused and responsive to its own market needs.

•	Invest in profitable, market-based innovation

Based on current and anticipated demand, we will continue to invest in R&D and through acquisitions and partnerships in new technologies, products and services that offer our customers increased efficiency, higher performance, improved functionality, and/or higher levels of integration. In fiscal 2009, we continued to invest in product development in line with our profitability and growth objectives. Similarly, acquisition targets are carefully selected to support our objective to expand our addressable market in potentially higher growth, higher profitability areas.

•	Expand our global market presence

Long term, we expect higher rates of growth internationally than we do domestically, with the highest rates of growth in our Asia/Pacific, Latin America, and Eastern Europe regions. Therefore, we are developing products, sales, marketing and customer support to meet the specific needs in these regions in order to serve these customers better.

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

In July 2009, subsequent to our year end of fiscal 2009, we completed the acquisition of the Network Tools business of Finisar Corporation. Under the terms of the agreement, we acquired the Network Tools business for approximately $40.6 millions.

In February 2008, we completed the acquisition of American Bank Note Holographics Inc. (“ABNH”), a public company. ABNH is a market leader in the origination, production and marketing of holograms for security applications and the leading supplier of optical security devices for the transaction card market and is included in our Advanced Optical Technologies segment.

In January 2008, we completed the acquisition of certain assets of the fiber optics division of Westover Scientific Inc. (“Westover”). Westover is a leading provider of fiber optic inspection and cleaning solutions, which complements our existing fiber field and lab and production test portfolio and is included in our Communications Test and Measurement segment.

In May 2007, we completed the acquisition of Innocor Ltd. (“Innocor”), a provider of broadband test solutions for network equipment manufacturers. The merger strengthened our position in the North American lab and production markets and helped grow our business in the EMEA and APAC regions. Innocor is included in our Communications Test and Measurement segment.

In May 2007, we completed the acquisition of Picolight Inc. (“Picolight”), a designer and manufacturer of optical pluggable transceivers. By acquiring Picolight, we strengthened our position in high-growth pluggable optics for the enterprise market and added an established, vertically integrated manufacturing model. Picolight is included in our CCOP segment.

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

Please refer to “Note 3. Mergers and Acquisitions” and “Note 21. Subsequent Events” of Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K for further discussion of the acquisitions completed during fiscal 2008 and 2007.

Restructuring Programs and Divestitures

Since April 2001, we have significantly consolidated the manufacturing of our products based on core competencies, cost efficiency, and alternative manufacturers, where appropriate. Among other things, we continue to strengthen our partnerships with contract manufacturers primarily for our telecommunications, data communications, and laser products. We have completed the process of centralizing in-house manufacturing from North America pertaining to product lines relating to primarily the CCOP segment to a third party owned lower-cost facility in Shenzhen, China during fiscal 2009. Additionally, we continue to centralize many administrative functions such as information technology, human resources, and finance to take advantage of common processes and controls, and economies of scale.

Our results of operations and financial condition were significantly affected by charges related to our restructuring activities, the write-downs of inventories, and the impairment of our investments and long-lived assets during fiscal 2009, 2008, and 2007. We may not be successful in our manufacturing strategy, and there are many risks to be addressed as described in the “Risk Factors” section.

Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 and the Notes to the Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K for further discussion on these charges.

Research and Development

During fiscal 2009, 2008, and 2007, we incurred research and development expenses of $170.1 million, $188.1 million, and $168.4 million, respectively. The number of employees engaged in research and development was approximately 900 as of June 27, 2009, 1,100 as of June 28, 2008, and 1,000 as of June 30, 2007.

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

In our Communications and Commercial Optical Products market, we are increasing our focus on the most promising markets while maintaining our capability to provide products throughout the network. We are increasing our emphasis on the next generation AON components and modules, such as ROADMs and tunable devices needed for long-haul, metro, access, local area network, storage area network, and enterprise markets. We are also responding to our customers’ requests for higher levels of integration, including the integration of optics, electronics and software in our modules, subsystems, and circuit packs. We continue to develop new product offerings in solid-state lasers that take advantage of technologies and components developed within our Communications and Commercial Optical Products groups. All these developments are targeted to serve customers engaging in biotechnology, graphics and imaging, remote sensing, and materials processing and precision micromachining markets.

In our Advanced Optical Technologies market, our research and development efforts concentrate on developing more innovative solutions for our markets. Our Applied Optical technology group continues to advance light interference micro-flakes, color separation and birefringent filters, holographic images, components and assemblies for optical systems.

Manufacturing

The following table sets forth our major manufacturing locations and the primary products manufactured at each location as of June 27, 2009. Manufacturing facilities and products manufactured by our contract-manufacturing partners (located in California, Texas, Ottawa, China, Indonesia, Singapore, Malaysia, and Thailand) are not included in the table below:

Location	Products

NORTH AMERICA:

Canada:
Ottawa, Ontario	Telecommunications test hardware

United States:
Allentown, PA	Communications Test and Measurement products—focused on stress testing

Bloomfield, CT	Lithium niobate modulators, wavelength lockers, and electronic drivers for telecommunications

Camarillo, CA	Home networking test hardware

Commerce, CA	Packaging labels for both security and non-security applications

Coral Springs, FL	Color and image enhancement products

Germantown, MD	Communications Test and Measurement products

Indianapolis, IN	Communications Test and Measurement products

Mill Creek, WA	Fiber optic inspection and cleaning solutions

Milpitas, CA	Waveguide wafer fabrication & photonic power products

Robbinsville, NJ	Holograms for security applications and optical security devices

San Jose, CA	Wafer fabrication (high power lasers, source lasers, detectors), submarine products, CoC testing, and solid state lasers

Santa Rosa, CA	Optical display and projection products, light interference pigments for security and decorative applications, and thin film filters

REST OF WORLD:

China:
Beijing	Light interference pigments for security applications

France:
St. Etienne	Communications Test and Measurement products

Germany:
Eningen	Communications Test and Measurement products

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

Patents and Proprietary Rights

Intellectual property rights that apply to our various products include patents, trade secrets, and trademarks. We do not intend to broadly license our intellectual property rights unless we can obtain adequate consideration or enter into acceptable patent cross-license agreements. As of June 27, 2009, we owned 1,347 U.S. patents and 540 foreign patents, and we are processing several hundred pending applications throughout the world.

Backlog

Backlog consists of purchase orders for products for which we have assigned shipment dates within the following 12 months. As of June 27, 2009, our backlog was approximately $219.5 million as compared to $341.1 million at June 28, 2008. Because of possible changes in product delivery schedules and cancellation of product orders and our sales often reflect orders shipped in the same quarter in which they are received, our backlog at any particular date is not necessarily indicative of actual revenue or the level of orders for any succeeding period.

Employees

We employed approximately 4,000 employees as of June 27, 2009, as compared to approximately 6,800 and 6,700 as of June 28, 2008 and June 30, 2007, respectively. Our workforce as of June 27, 2009 included approximately 1,600 employees in manufacturing, 900 employees in research and development, 600 employees in general and administrative functions, and 900 employees in sales and marketing. The reduction in our workforce was primarily due to the sale of our Shenzhen manufacturing facility in fiscal 2009.

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

We incurred net losses of $866.4 million, $21.7 million, and $26.3 million in fiscal years 2009, 2008 and 2007, respectively. As a portfolio company, comprised of many product lines, with diverse operating metrics and markets, our profit performance in a particular period is generally a function of both revenue and product mix factors. For example, our product portfolio has a broad gross margin range. Moreover, the profit contribution of each of our business segments currently varies materially. Additionally, for the last several years, we have undergone multiple manufacturing, facility, organizational and product line transitions. We expect some of these activities to continue for the foreseeable future. These activities are costly and impair our profitability objectives while ongoing. Specific factors that may undermine our financial objectives include, among others:

•

uncertain future telecom carrier and cable operator capital and R&D spending levels, which particularly affects our Communications and Commercial Optical Products and Communications Test and Measurement segments;

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

•	under-utilization of our manufacturing capacities, particularly in our Communications and Commercial Optical Products segment;

•

intense pricing pressure across our product lines (due to competitive forces, increasingly from Asia, and to a highly concentrated customer base for many of our product lines), which continues to offset many of the cost improvements we are realizing quarter over quarter;

•	availability and cost of components for our products, particularly in our Communications and Commercial Optical Products segment;

•

increasing commoditization of previously differentiated products, and the attendant negative effect on average selling prices and profit margins, particularly in our Communications and Commercial Optical Products segment;

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

Economic conditions worldwide have from time to time contributed to slowdowns in the technology industry at large, as well as to the specific segments and markets in which we operate. When combined with ongoing customer consolidation activity and periodic manufacturing and inventory initiatives, the current worldwide economic downturn, including but not limited to the effects of deteriorating credit markets, could lead to reduced demand from our customers and increased price competition for our products, increased risk of excess and obsolete inventories and higher overhead costs as a percentage of revenue. The current worldwide economic downturn may further negatively impact our operations by affecting the solvency of our customers, the solvency of our key suppliers or the ability of our customers to obtain credit to finance purchases of our products. If the global economy and credit markets continue to deteriorate and our future sales continue to decline, our financial condition and results of operations could be adversely impacted.

In addition, we have significant intangible assets and long-lived assets recorded on our balance sheet. We will continue to evaluate the recoverability of the carrying amount of our goodwill and intangible assets on an ongoing basis, and we may incur substantial impairment charges, which would adversely affect our financial results. There can be no assurance that the outcome of such reviews in the future will not result in substantial impairment charges. Impairment assessment inherently involves judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. Future events and changing market conditions may impact our assumptions as to prices, costs, holding periods or other factors that may result in changes in our estimates of future cash flows. Although we believe the assumptions we used in testing for impairment are reasonable, significant changes in any one of our assumptions could produce a significantly different result. If, in any period, our stock price decreases to the point where the fair value of the Company, as determined by our market capitalization, is less than our book value, this too could indicate a potential impairment and we may be required to record an impairment charge in that period.

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

Our success depends upon our ability to deliver both our current product offerings and new products and technologies on time and at acceptable cost to our customers. As a technology company, we constantly encounter quality, volume and cost concerns. The following factors are potential contributors to our concerns:

•

our continuing cost reduction programs, which include site and organization consolidations, asset divestitures, product transfers to contract manufacturers and employee reductions, require the re-establishment and re-qualification by our customers of complex manufacturing lines, as well as modifications to systems, planning and operational infrastructure. During this process, we have experienced, and continue to experience additional costs, delays in re-establishing volume production levels, planning difficulties, inventory issues, factory absorption concerns, and systems integration problems;

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

•

our dependence on a limited number of vendors, often small and specialized, for raw materials, packages and standard components. Our business and results of operations have been, and could continue to be adversely affected by this dependency. Specific concerns we periodically encounter with our suppliers include stoppages or delays of supply, insufficient vendor resources to supply our requirements, substitution of more expensive or less reliable products, receipt of defective parts or contaminated materials, increases in the price of supplies, and an inability to obtain reduced pricing from our suppliers in response to competitive pressures; and

•

new product programs and introductions, which due to their large-scale restricted field testing and lack of production manufacturers with their increased complexity, expose us to yield and product risk internally and with our materials suppliers.

These factors have caused considerable strain on our execution capabilities and customer relations. We have and could continue to see (a) periodic difficulty responding to customer delivery expectations for some of our products, (b) yield and quality problems, particularly with some of our new products and higher volume products, and (c) additional funds and other resources to respond to these execution challenges. We are also, in the short-term, diverting resources from new product research and development and other functions to assist with resolving these matters. If we do not improve our performance in all of these areas, our operating results will be harmed, the commercial viability of new products may be challenged and our customers may choose to reduce their purchases of our products and purchase additional products from our competitors.

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

Risks in strategic transactions.

Our strategy continues to include periodic acquisitions and divestitures of businesses and technologies. Strategic transactions of this nature involve numerous risks, including the following:

•	difficulties and costs in integrating or disintegrating the operations, technologies, products, systems, facilities, and personnel of the affected businesses;

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

•

projecting and obtaining or providing sufficient transition services for an appropriate period of time and cost in the case of acquisitions or divestitures of product lines, assets, or discrete businesses;

•	insufficient net revenue to offset increased expenses associated with acquisitions;

•	potential loss of key employees of the acquired companies; and

•	difficulty in forecasting revenues and margins.

Acquisitions may also cause us to:

•	issue common stock that would dilute our current shareholders’ percentage ownership;

•	assume liabilities, some of which may be unknown at the time of such acquisitions;

•	record goodwill and non-amortizable intangible assets that will be subject to impairment testing and potential periodic impairment charges;

•	incur amortization expenses related to certain intangible assets;

•	incur large and immediate write-offs of in-process research and development costs; or

•	acquire, assume, or become subject to litigation.

Strategic transactions between high-technology companies inherently entail risk, and no assurance can be given that our previous or future strategic transactions will be successful or will not adversely affect our business, operating results, or financial condition. We are currently devoting substantial resources to the integration of our recent acquisitions, which among other things, requires significant investment in IT systems and infrastructure. Failure to manage and successfully integrate acquisitions or disintegrate divestures could harm our business and operating results in a material way. Even when an acquired company has already developed and marketed products, there can be no assurance that product enhancements will be made in a timely fashion or that all pre-acquisition due diligence will have identified all possible issues that might arise with respect to such products.

Certain of our non-communications related products are subject to governmental and industry regulations, certifications and approvals.

The commercialization of certain of the products we design, manufacture and distribute through our AOT and Communications and Commercial Optical Products segments may be more costly due to required government approval and industry acceptance processes. Development of applications for our light interference and diffractive microflakes may require significant testing that could delay our sales. For example, certain uses in cosmetics may be regulated by the Food and Drug Administration, which has extensive and lengthy approval processes. Durability testing by the automobile industry of our decorative microflakes used with automotive paints can take up to three years. If we change a product for any reason, including technological changes or changes in the manufacturing process, prior approvals or certifications may be invalid and we may need to go through the approval process again. If we are unable to obtain these or other government or industry certifications in a timely manner, or at all, our operating results could be adversely affected.

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

In particular, as a result of our efforts to reduce costs, we have expanded our use of contract manufacturers in Shenzhen, China. Looking ahead we expect to expand our research and development activities in China. Our ability to operate in China may be adversely affected by changes in Chinese laws and regulations, such as those relating to taxation, import and export tariffs, environmental regulations, land use rights, intellectual property and other matters, which laws and regulations remain highly underdeveloped and subject to change, with little or no prior notice, for political or other reasons.

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

Net revenue from customers outside the Americas accounted for 54%, 48% and 45% of our total net revenue for fiscal 2009, 2008 and 2007, respectively. We expect that net revenue from customers outside North America will continue to account for a significant portion of our total net revenue. Lower sales levels that typically occur during the summer months in Europe and some other overseas markets may materially and adversely affect our business. In addition, the revenues we derive from many of our customers depend on international sales and consequently further expose us to the risks associated with such international sales.

Changes in our effective tax rate or adverse outcomes resulting from tax audits may have an adverse impact on our results.

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

We rely upon the capacity, reliability and security of our information technology hardware and software infrastructure and our ability to expand and update this infrastructure in response to our changing needs. We are constantly updating our information technology infrastructure. For example, we recently completed a multiphase, companywide program to upgrade and restructure our current Oracle system to improve system integration and performance. Any failure to manage, expand and update our information technology infrastructure or any failure in the operation of this infrastructure could harm our business.

Our acquisition of Acterna created additional burden and risk. The integration of Acterna is of particular concern to our information technology infrastructure due to Acterna’s size and complexity. Converting Acterna’s business processes, data and applications to our standards outside of North America continues to be a complex and time-consuming task. During this transition period, we are exposed to the risks associated with incompatible and complex reporting systems.

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

In addition, we have in the past recorded, and may in the future record, “out-of-period” adjustments to our financial statements. In making such adjustments we apply the analytical framework of Staff Accounting Bulletin No. 99, “Materiality”, (“SAB 99”) to determine whether the effect of any out-of-period adjustment to our financial statements is material and whether such adjustments, individually or in the aggregate, would require us to restate our financial statements for previous periods. Under SAB 99, companies are required to apply quantitative and qualitative factors to determine the “materiality” of particular adjustments. From a quantitative perspective, the amount of a company’s reported profit or loss is a significant factor in the determination. In recent periods, we have reported net income at, or close to, “break-even” levels. In periods with “break-even” profitability, it is mathematically more likely that such adjustments may meet the quantitative “materiality” threshold established under SAB 99. This is especially the case if we continue to operate at or near “break-even” over an extended period of time so that this becomes our de facto standard of profitability. We have recorded out-of-period adjustments in the past in each instance determining that such adjustments were not material to the period that the error originated or was corrected. In the future we may identify further out-of-period adjustments impacting our interim or annual financial statements during a period (or series of periods) when our net income or loss is at or near break-even levels. Depending upon the complete qualitative and quantitative analysis, this could result in our having to restate previously issued financial statements.

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

We issued $475 million of indebtedness in October 2003 and $425 million of indebtedness in May and June, 2006 in the form of senior convertible notes. As of June 27, 2009, $325.2 million of these notes remained outstanding. The issuance of these notes substantially increased our principal payment obligations and we may not have enough cash to repay the notes when due. The degree to which we are leveraged could materially and adversely affect our ability to successfully obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. In addition, the holders of those notes are entitled to convert those notes into shares of our common stock or a combination of cash and shares of common stock under certain circumstances which would cause dilution to our existing stockholders and lower our reported per share earnings.

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

We have had numerous lawsuits filed against us asserting various claims. The results of complex legal proceedings are difficult to predict. Moreover, many of the complaints filed against us do not specify the amount of damages that plaintiffs seek, and we therefore are unable to estimate the possible range of damages that might be incurred should these lawsuits be resolved against us. While we are unable to estimate the potential damages arising from such lawsuits, certain of them assert types of claims that, if resolved against us, could give rise to substantial damages. Thus, an unfavorable outcome or settlement of one or more of these lawsuits could have a material adverse effect on our financial condition, liquidity and results of operations. Even if these lawsuits are not resolved against us, the uncertainty and expense associated with unresolved lawsuits could seriously harm our business, financial condition and reputation. Litigation is costly, time-consuming and disruptive to normal business operations. The costs of defending these lawsuits, particularly the securities class actions and stockholder derivative actions, have been significant, will continue to be costly and may not be covered by our insurance policies. The defense of these lawsuits could also result in continued diversion of our management’s time and attention away from business operations, which could harm our business. For additional information regarding certain of the lawsuits in which we are involved, see the “Legal Proceedings” portion of this report.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We own and lease various properties in the United States and in 24 other countries around the world. We use the properties for executive and administrative offices, data centers, product development offices, customer service offices, and manufacturing facilities. Our corporate headquarters of approximately 180,110 square feet is located in Milpitas, California. As of June 27, 2009, our leased and owned properties provided us with aggregate square footage of approximately 2.3 million and 0.4 million, respectively. Larger owned sites include properties located in the United States and Germany. Larger leased sites include properties located in Canada, United States, Germany, and China. We believe that our existing properties, including both owned and leased sites, are in good condition and suitable for the conduct of our business.

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

Our common stock is traded on the NASDAQ Stock Market under the symbol “JDSU” and our exchangeable shares of JDS Uniphase Canada Ltd. are traded on the Toronto Stock Exchange under the symbol “JDU.” Holders of exchangeable shares may tender their holdings for common stock on a one-for-one basis at any time. As of July 24, 2009, we had 217,002,671 shares of common stock outstanding, including 4,506,556 exchangeable shares. The closing price on July 24, 2009 was $5.75 for the common stock and Canadian $6.16 for the exchangeable shares. The following table summarizes the high and low closing sales prices for our common stock as reported on the NASDAQ Stock Market during fiscal 2009 and 2008.

	High	Low
Fiscal 2009:
Fourth Quarter	$6.22	$3.25
Third Quarter	5.25	2.21
Second Quarter	8.47	2.21
First Quarter	11.90	8.26

Fiscal 2008:
Fourth Quarter	$15.00	$11.23
Third Quarter	14.11	10.06
Second Quarter	15.77	12.80
First Quarter	15.89	13.35

As of July 24, 2009, we had 4,189 holders of record of our common stock and exchangeable shares. We have not paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

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

The following graph and table set forth the Company’s total cumulative Stockholder return of an investment of $100 in June 2004 and ending June 2009 in: (i) the Company’s Common Stock, (ii) the S&P 500 Index, (iii) the NASDAQ Stock Market (U.S.) Index and, (iv) the NASDAQ Telecommunications Index. Historical stock price performance is not necessarily indicative of future stock price performance.

	6/04	6/05	6/06	6/07	6/08	6/09
JDS Uniphase Corporation	100.00	40.11	66.75	44.29	37.47	18.87
S&P 500	100.00	104.43	111.34	131.78	112.20	80.58
NASDAQ Composite	100.00	100.45	106.07	127.12	111.97	89.61
NASDAQ Telecommunications	100.00	99.52	103.86	140.16	124.91	101.09

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

	Years Ended
	June 27, 2009	June 28, 2008	June 30, 2007	July 1, 2006(1)	July 2, 2005
Consolidated Statement of Operations Data:
Net revenue	$1,294.4	$1,530.1	$1,396.8	$1,204.3	$712.2
Gross profit	492.1	591.3	472.0	340.5	112.2
Amortization of other intangibles	27.0	30.0	26.8	24.4	6.4
Acquired in-process research and development	—	—	5.1	20.3	1.1
Impairment of goodwill	741.7	37.0	—	22.4	53.7
Loss and impairment of long-lived assets	13.2	6.7	7.8	5.6	31.6
Restructuring and related charges	38.7	6.7	14.7	35.0	18.2
Total operating expense	1,395.3	724.3	591.2	588.5	362.0
Loss from operations	(903.2)	(133.0)	(119.2)	(248.0)	(249.8)
Net loss	(866.4)	(21.7)	(26.3)	(151.2)	(261.3)
Net loss per share—basic and diluted	(4.02)	(0.10)	(0.12)	(0.73)	(1.45)

	Years Ended
	June 27, 2009(3)	June 28, 2008(2)	June 30, 2007	July 1, 2006(1)	July 2, 2005
Consolidated Balance Sheet Data:
Cash, cash equivalents, short-term investments, and restricted cash	$695.5	$884.7	$1,142.7	$1,238.6	$1,304.5
Working capital	798.3	983.7	1,312.8	1,382.6	1,350.9
Total assets	1,669.8	2,906.1	3,025.3	3,065.1	2,089.9
Long-term obligations	499.3	643.3	941.9	1,059.1	519.4
Total stockholders’ equity	860.6	1,817.4	1,735.5	1,583.6	1,329.7

(1)	(a) Effective July 3, 2005, the first day of fiscal 2006, we adopted Statement of Financial Accounting Standard No. 123, “Share-Based Payment (Revised 2004)” (“SFAS 123(R)”) on a modified prospective basis. As a result, we have included stock-based compensation costs in our results of operations starting fiscal 2006.

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

(2)	Cash and working capital balances declined in fiscal 2008 primarily due to $400.7 million of repurchases of debt and common stock, offset by cash from operations of $197.2 million.

(3)	Cash and working capital balances declined in fiscal 2009 primarily due to $226.0 million of repurchases of debt and common stock, offset by cash from operations of $107.4 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Industries and Developments

JDS Uniphase Corporation (“JDSU”) is a leading provider of communications test and measurement solutions and optical products for telecommunications service providers, cable operators, and network equipment manufacturers. JDSU is also a leading provider of optical solutions for biomedical and environmental instrumentation, semiconductor processing, aerospace and defense, brand authentication, visual display and custom color product differentiation applications.

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

Our Communications and Commercial Optical Products (“CCOP”) segment consists generally of:

•

Optical components, modules, and subsystems sold to manufacturers of network equipment used to create telecommunications and data communications networks such as Alcatel-Lucent, Ciena, Cisco, Ericsson, Fujitsu, Hewlett-Packard, Huawei, IBM, Nokia Siemens Networks, Nortel, and Tellabs.

•

Design and production of lasers provided to OEMs for a wide variety of applications, such as biotechnology, graphics and imaging, remote sensing, and materials processing and precision machining. These are sold to customers such as Applied Biosystems (now part of Life Technologies Corporation), ASML, Beckman Coulter, Eastman Kodak, Electro Scientific Industries, General Dynamics, Han’s Laser, and Panasonic.

•

In addition, our photovoltaics (“PV”) products include concentrated photovoltaic (“CPV”) cells and receivers for generating energy from sunlight, as well as fiber optic-based systems for delivering and measuring electrical power.

Our Advanced Optical Technologies segment consists generally of:

•

Security holograms that authenticate valuable documents and products, as well as security devices used to protect a wide range of products, such as transaction cards, personal documents issued by many governments, pharmaceuticals, and other consumer and industrial products. Leading pharmaceutical companies worldwide use JDSU solutions to protect their brands, as do major issuers of transaction cards.

•

Precise, high-performance, optical thin-film coatings used in medical/environmental instrumentation, consumer electronics, office automation, and optical sensors for aerospace and defense applications sold to customers such as BAE Systems, ITT Industries, Dolby Laboratories, MasterCard and Lockheed Martin.

•

Optically based color-shifting solutions used in security for currencies and high-value documents, anticounterfeiting measures, and custom color solutions for brand differentiation and enhancement. JDSU technology is used to protect the currencies of China, the European Union, the United States, and other governments around the world JDSU custom color product differentiation and brand enhancement solutions are used by customers such as DuPont and PPG

Overall, our communications and commercial optical products markets are notable for, among other things, their high concentration of customers at each level of the industry, extremely long design cycles and increasing competition from Asian (principally China-based) suppliers. One consequence of a highly concentrated customer base and increasing Asian competition is systemic pricing pressure at each level of the industry. Large capital investment requirements, long return on investment periods, uncertain business models and complex and shifting regulatory hurdles, among other things, currently combine to limit opportunities for new carriers and their system suppliers to emerge. Thus, we expect that high customer concentration, the attendant pricing pressure, and other effects on our communications markets will remain for the foreseeable future. Long design cycles mean that considerable resources must be spent to design and develop new products with limited visibility relative to the ultimate market opportunity for the products (pricing and volumes) or the timing thereof.

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

We are working aggressively on strategies to expand our markets, products, customers and distribution channels for several of our core competencies in these areas in order to, among other things, reduce our exposure to customer concentration and long design cycles across our company. As part of this strategy, we have expanded into the communications test and measurement segment, which has expanded our customer base and distribution significantly.

However, there remains a level of uncertainty due to economic conditions. For example, in North America telecom, a few of the largest providers have recently increased their spending while the smaller service providers implemented cautionary practices. We are continuing to see pullbacks in demand for lasers that enable semiconductor inspection and holograms that protect credit card authenticity.

Major business developments during fiscal 2009 include:

•

Net revenue in fiscal 2009 decreased 15%, or $235.7 million, to $1,294.4 million from $1,530.1 million in fiscal 2008. Net revenue in fiscal 2009 consisted of $606.2 million, or approximately 47% of net revenue, from Communications Test and Measurement, $481.1 million, or approximately 37% of net revenue, from Communications and Commercial Optical Products, and $208.4 million, or approximately 16% of net revenue, from Advanced Optical Technologies. Communications Test and Measurement net revenue includes $(1.3) million of deferred revenue that is eliminated from consolidated revenue as a result of purchase accounting adjustments.

•

Gross profit in fiscal 2009 decreased to 38% from 39% in fiscal 2008. The decrease in gross margin was primarily related to the reduction in revenue resulting from the general economic slowdown during the year and consequent cost pressures.

•

Our combined research and development (“R&D”) and selling, general and administrative (“SG&A”) expenses decreased $69.2 million to $574.7 million from $643.9 million in fiscal 2008, but as a percent of net revenue, increased to 44% in fiscal 2009 from 42% in fiscal 2008. The decrease is primarily due to cost reduction initiatives to re-align our cost structure to the reduced demand levels resulting from the general economic slowdown.

•

Impairment of goodwill in fiscal 2009 increased $704.7 million to $741.7 million from $37.0 million in fiscal 2008. The increase is due to the impact of weakening market conditions on our forecasts and a sustained, significant decline in our market capitalization to a level lower than our net book value.

•

In February 2009 the Company entered into a definitive agreement to sell certain assets and liabilities related to manufacturing operations in Shenzhen, China (the “Disposal group”) to Sanmina-SCI and one of its subsidiaries (“the Buyer”). The related sale closed in the fourth quarter of fiscal 2009 on March 29, 2009. The Disposal group was historically part of the Communication and Commercial Optical Products Segment. Concurrently, the Company entered into an agreement where the Buyer would manufacture and supply certain of the Company’s products. The Company recorded a loss of $7.4 million in connection with the sale of Shenzhen facilities in fiscal 2009.

Recent Accounting Pronouncements

SFAS No. 168

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. SFAS 168 also replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” given that once in effect, the Codification will carry the same level of authority. We do not anticipate that the adoption of this statement will have a material impact on our consolidated financial statement.

SFAS No. 167

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends FASB Interpretation No. 46(R), “Variable Interest Entities” for determining whether an entity is a variable interest entity (“VIE”) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under SFAS 167, an enterprise has a controlling financial interest when it has a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. SFAS 167 also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. SFAS 167 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. SFAS No. 167 is effective for us beginning in the first quarter of fiscal 2011. We are currently evaluating the potential impact, if any, of the adoption of SFAS 167 on our consolidated financial statements.

SFAS No. 166

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets (“SFAS 166”), an amendment of SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. The Board’s objective in issuing this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This Statement must be applied to transfers occurring on or after the effective date. SFAS No. 166 is effective for us beginning in the first quarter of fiscal 2010. We do not anticipate that the adoption of this statement will have a material impact on our consolidated financial statement.

SFAS No. 165

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. For nonrecognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity will be required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made. In addition, SFAS 165 requires an entity to disclose the date through which subsequent events have been evaluated. SFAS No. 165 was effective for us beginning in the fourth quarter of fiscal 2009 and was required to be applied prospectively. The adoption of SFAS 165 had no material effect on our consolidated financial statements.

FASB Staff Positions FAS 115-2 and FAS 124-2

In April 2009, the FASB issued FASB Staff Positions (FSPs) No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, and FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. These FSPs address concerns about (1) recording impairment charges on investments in debt instruments, (2) measuring the fair value of financial instruments when the markets become inactive and quoted prices may reflect distressed transactions, and (3) disclosure of fair values of certain financial instruments in interim financial statements. These FSPs were effective for us beginning in the fourth quarter of fiscal 2009. The adoption of these FSPs had no material effect on our consolidated financial statements.

FASB Staff Position FAS 141(R)-1

In April 2009, the FASB issued FASB Staff Position (FSP) No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”. The FSP addresses concerns raised by constituents about certain implementation issues related to the accounting for assets and liabilities arising from contingencies under FAS 141(R), “Business Combinations”. Specifically, the FASB decided that the general requirements in FAS 141 for acquired contingencies should be carried forward without significant revision. Accordingly, under the FSP, assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period. Otherwise, companies would typically account for those acquired contingencies using existing guidance. This FSP is effective for us beginning in fiscal year 2010 but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date.

FSP 132(R)-1

In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (FSP) No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”. This FSP amends SFAS No. 132(R) to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The FSP requires disclosures surrounding how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies. Additional disclosures include (a) the major categories of plan assets, (b) the inputs and valuation techniques used to measure the fair value of plan assets, and (c) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period and the significant concentrations of risk within plan assets. The disclosures shall be provided for fiscal years ending after December 15, 2009. We are currently evaluating the impact of FSP 132(R)-1 when it becomes effective in fiscal year 2010.

FASB Staff Positions APB 14-1

In May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion (Including Partial Cash Settlement)”. FSB No. APB 14-1 applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. The FSP is effective for fiscal years (and interim periods within those fiscal years) beginning after December 15, 2008 and is to be applied retrospectively to all past periods presented—even if the instrument has matured, converted, or otherwise been extinguished as of the FSP’s effective date. We will adopt FSP No. APB 14-1 in the first quarter of fiscal 2010.

Our adoption of FSP No. APB 14-1 affects the 1% Senior Convertible Notes due 2026 (“Convertible Notes”). We expect the adoption of FSP No. APB 14-1 will result in higher interest expense for fiscal 2006 through fiscal 2013, assuming the holders will require JDSU to repurchase the Convertible Notes at a cash price equal to 100% of the principal amount plus accrued and unpaid interest on May 15, 2013, the earliest date when the holders can exercise such right. The additional interest expense, excluding the corresponding impact of income taxes, to be recognized for fiscal 2007 through fiscal 2013 is estimated to be in the range from $15.0 million to $20.0 million. We also estimate the adoption of FSP No. APB 14-1 will result in a lower gain on repurchase of 1% Senior Convertible Notes for fiscal 2009 in the range of $20.0 million to $30.0 million. In addition, the Convertible Notes balance will be significantly reduced along with a corresponding increase in our Stockholders’ Equity. As of the date of the filing of this Form 10-K, we are still in the process of finalizing the analysis on the overall impact on adoption, including the calculation of the impact of income taxes.

FASB Staff Positions FAS 142-3

In April 2008, the FASB issued FASB Staff Position (FSP) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. The final FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets”. The FSP is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141 (revised 2007), “Business Combinations”, and other US generally accepted accounting principles. The FSP is effective for us beginning in the first quarter of fiscal 2010. We believe the adoption of this FSP will have no material effect on our consolidated financial statements.

SFAS No. 141(R)

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) introduces significant changes in the accounting for and reporting of business combination. SFAS 141(R) continues the movement toward the greater use of fair values in financial reporting and increased transparency through expanded disclosures. It changes how business acquisitions are accounted for and will impact financial statements at the acquisition date and in subsequent periods. Further, certain of the changes will introduce more volatility into earnings and thus may impact a company’s acquisition strategy. SFAS 141(R) is effective for us beginning in fiscal year 2010. Accordingly, any business combinations we engage in will be recorded and disclosed according to SFAS 141, until June 27, 2009. We expect SFAS 141R will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date.

FSP 157-2

In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), to provide enhanced guidance when using fair value to measure assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements. SFAS 157 applies whenever other pronouncements require or permit assets or liabilities to be measured at fair value and, while not requiring new fair value measurements, may change current practices. In February 2008, the FASB issued Staff Positions 157-2 (FSP 157-2) amending FAS 157 to delay the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008. This FSP is effective for us beginning in the first quarter of fiscal 2010. We believe the adoption of this FSP will have no material effect on our consolidated financial statements.

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

To the extent that a deliverable(s) in a multiple-element arrangement is subject to specific guidance (for example, software that is subject to SOP 97-2) on whether and/or how to separate multiple-deliverable arrangements into separate units of accounting (separability) and how to allocate value among those separate units of accounting (allocation), that deliverable(s) is accounted for in accordance with such specific guidance. A multiple-element arrangement is separated into more than one unit of accounting if all of the following criteria are met:

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

Stock-based Compensation

We estimate the fair value of equity awards granted using the Black-Scholes-Merton option-pricing formula and a single option award approach. This option-pricing model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility assumption was determined using a combination of historical and implied volatility of our common stock. We believe that using a combination of historical and market-based implied volatility from traded options on JDSU common stock is a better indicator of expected volatility and future stock price trends than relying solely on historical volatility. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. When estimating forfeitures, we consider voluntary termination behavior as well as future workforce reduction programs. Estimated forfeiture rates are trued-up to actual forfeiture as the stock-based awards vest. The total fair value of the equity awards, net of forfeiture, is recorded on a straight-line basis (except for performance based Full Value Awards and options with market conditions which are amortized based upon graded vesting method) over the requisite service periods of the awards, which is generally the vesting period.

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

On July 13, 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement 109” (“FIN 48”). We adopted FIN 48 on July 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109, and prescribes a recognition threshold and measurement attributes for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on recognition, classification, and disclosure of tax positions.

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

Pension and Other Postretirement Benefits

The funded status of our retirement-related benefit plans is recognized in the Consolidated Balance Sheets. The funded status is measured as the difference between the fair value of plan assets and the benefit obligation at fiscal year end, the measurement date. For defined benefit pension plans, the benefit obligation is the projected benefit obligation (“PBO”) and for the nonpension postretirement benefit plan the benefit obligation is the accumulated postretirement benefit obligation (“APBO”). The PBO represents the actuarial present value of benefits expected to be paid upon retirement. The APBO represents the actuarial present value of postretirement benefits attributed to employee services already rendered. The fair value of plan assets represents the current market value of cumulative company contributions made to an irrevocable trust fund, held for the sole benefit of participants, which are invested by the trust fund. Underfunded plans, with the benefit obligation exceeding the fair value of plan assets, are aggregated and recorded as a retirement and nonpension postretirement benefit obligation equal to this excess. The current portion of the retirement-related benefit obligation represents the actuarial present value of benefits payable in the next 12 months in excess of the fair value of plan assets, measured on a plan-by-plan basis. This liability is recorded in other current liabilities in the Consolidated Balance Sheets.

(Gains) losses and prior service cost (credit) not recognized as a component of net periodic pension cost (income) in the Consolidated Statement of Operations as they arise are recognized as a component of accumulated other comprehensive income in the Consolidated Balances Sheets, net of tax. Those (gains) losses and prior service cost (credit) are subsequently recognized as a component of net periodic pension period cost (income) pursuant to the recognition and amortization provisions of applicable accounting standards. (Gains) losses arise as a result of differences between actual experience and assumptions or as a result of changes in actuarial assumptions. Prior service cost (credit) represents the cost of benefit improvements attributable to prior service granted in plan amendments.

Net periodic pension cost (income) is recorded in the Consolidated Statement of Operations and includes service cost, interest cost, expected return on plan assets, amortization of prior service cost and (gains) losses previously recognized as a component of accumulated other comprehensive income. Service cost represents the actuarial present value of participant benefits earned in the current year. Interest cost represents the time value of money cost associated with the passage of time. Certain events, such as changes in employee base, plan amendments and changes in actuarial assumptions, result in a change in the benefit obligation and the corresponding change in other comprehensive income. The result of these events is amortized as a component of net periodic cost (income) over the service lives of the participants, provided such amounts exceed thresholds which are based upon the benefit obligation or the value of plan assets.

The measurement of the benefit obligation and net periodic pension cost (income) is based on our estimates and actuarial valuations provided by third-party actuaries which are approved by our management. These valuations reflect the terms of the plans and use participant-specific information such as compensation, age and years of service, as well as certain assumptions, including estimates of discount rates, expected return on plan assets, rate of compensation increases, and mortality rates. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions that may be required under new legislation, or accounting pronouncements, or otherwise may materially affect our pension and other post-retirement obligations and our future expense.

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

Subsequent Events

In accordance with Statement of Financial Accounting Standard No. 165, “Subsequent Events” (“SFAS 165”), we evaluate events or transactions that occur after the balance sheet date but before financial statements are issued for potential recognition or disclosure in the financial statements. The issuance of financial statements is the earlier of when the financial statements are widely distributed to all shareholders and other financial statements users or filed with SEC. The Company has evaluated all subsequent events through August 24, 2009, the date the financial statements were issued, and no additional items were noted that need to be disclosed.

Out of Period Adjustments

In fiscal 2009, we recorded adjustments primarily related to cost of sales, operating expenses, and certain balance sheet accounts. These adjustments resulted in additional net loss of $0.6 million recorded in current fiscal year. As a result of these adjustments, the operating loss for fiscal 2009 increased by $0.6 million. There was no impact on net loss per share in fiscal 2009 from these adjustments.

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

Results of Operations

The results of operations for the current period are not necessarily indicative of results to be expected for future years. The following table sets forth the components of our Consolidated Statements of Operations as a percentage of net revenue:

	Years Ended
	June 27, 2009	June 28, 2008	June 30, 2007
Net revenue	100%	100%	100%
Cost of sales	58	58	63
Amortization of acquired developed technologies	4	3	3
Impairment of acquired developed technologies	—	—	—

Gross profit	38	39	34

Operating expenses:
Research and development	13	12	12
Selling, general and administrative	31	30	26
Amortization of other intangibles	2	2	2
Impairment of goodwill	57	2	—
Loss and impairment of long-lived assets	1	—	1
Restructuring and related charges	3	1	1

Total operating expenses	107	47	42

Loss from operations	(69)	(8)	(8)
Interest and other income	4	8	5
Interest expense	(1)	(1)	(1)
Gain on sale of investments	—	—	2
Impairment of investments	(1)	—	—
Loss before income taxes	(67)	(1)	(2)

Provision of (benefit for) income taxes	—	—	—

Net loss	(67)%	(1)%	(2)%

Financial Data for Fiscal 2009, 2008, and 2007

The following table summarizes selected Consolidated Statement of Operations items (in millions, except for percentages):

	2009	2008	Change	Percentage Change	2008	2007	Change	Percentage Change
Net revenue	$1,294.4	$1,530.1	$(235.7)	-15%	$1,530.1	$1,396.8	$133.3	10%

Gross profit	492.1	591.3	(99.2)	-17%	591.3	472.0	119.3	25%
Percentage of net revenue	38%	39%			39%	34%

Research and development	170.1	188.1	(18.0)	-10%	188.1	168.4	19.7	12%
Percentage of net revenue	13%	12%			12%	12%

Selling, general and administrative	404.6	455.8	(51.2)	-11%	455.8	368.4	87.4	24%
Percentage of net revenue	31%	30%			30%	26%

Amortization of intangibles	75.9	79.3	(3.4)	-4%	79.3	67.0	12.3	18%
Percentage of net revenue	6%	5%			5%	5%

Acquired in-process research and development	—	—	—	—	—	5.1	(5.1)	-100%
Percentage of net revenue	—	—			—	—

Impairment of goodwill	741.7	37.0	704.7	1905%	37.0	—	37.0	—
Percentage of net revenue	57%	2%			2%	—

Loss and impairment of long-lived assets	13.2	6.7	6.5	97%	6.7	7.8	(1.1)	-14%
Percentage of net revenue	1%	—			—	1%

Restructuring and related charges	38.7	6.7	32.0	478%	6.7	14.7	(8.0)	-54%
Percentage of net revenue	3%	—			—	1%

Net Revenue

Net revenue in fiscal 2009 decreased 15%, or $235.7 million, to $1,294.4 million from $1,530.1 million in fiscal 2008. The decrease is primarily due to reduced demand in our Communications and Commercial Optical Products and Communications Test and Measurement segments due to the general economic slowdown. Revenue in our Advanced Optical Technologies segment increased, with revenue increasing in our Authentication Solutions business unit resulting from the acquisition of ABNH during last fiscal year. Demand for products in our Flex and Custom Optics business units decreased due to the general economic slowdown.

Net revenue in fiscal 2008 increased 10%, or $133.3 million, to $1,530.1 million from $1,396.8 million in fiscal 2007. The increase is primarily due to an increased demand for our Communications Test and Measurement products mostly in Telecom Field Service, Field Test and System, and Optical transport business units. Revenue growth also includes increased demand for certain of our Communications and Commercial Products including Pluggables, Submarine Products, Tunable Transponders, and Modules. Demands for our products in the Advanced Optical Technologies segment increased in business units: Flex and Custom Optics. Revenue increase in Authentication Solutions business unit was the result of recent acquisition of ABNH. The increase in net revenue was partially offset by decrease in our Commercial Lasers business unit in the Lasers segment due to declining demand.

Going forward, we expect to continue to encounter a number of industry and market structural risks and uncertainties that will limit our business climate and market visibility, and consequently, our ability to predict future revenue, profitability and general financial performance, and that could create quarter over quarter variability in one or more of our financial measures. These structural risks and uncertainties include: (a) strong pricing pressures, particularly within our Communications and Commercial Products markets, due to, among other things, a highly concentrated customer base, increasing Asian competition, excess device manufacturing capacity within the communications and commercial optical industry and a general commoditization trend for many of our products; (b) high product mix variability, particularly in our Communications and Commercial products, which causes revenue variability, as well as gross profit variability due to, among other things, factory utilization fluctuations and inventory and supply chain management complexities; (c) seasonal buying patterns within our Communications Test and Measurement customers, which causes significant seasonal revenue variation within this high gross margin business unit; and (d) continuing service provider business model uncertainty, which causes demand, revenue and profitability measure unpredictability at each level of the communications industry. Moreover, the current trend of communications industry consolidations is expected to continue, directly affecting our Optical Communication’s and Communications Test and Measurement’s customer base and adding additional risk and uncertainty to our financial and business predictability.

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

We operate primarily in three geographic regions: Americas, Europe and Asia. The following table presents net revenue by geographic regions (in millions):

	Years Ended
	June 27, 2009	June 28, 2008	June 30, 2007
Net revenue:
Americas	$591.6	$803.1	$766.8
Europe	402.1	436.0	376.0
Asia-Pacific	300.7	291.0	254.0

Total net revenue	$1,294.4	$1,530.1	$1,396.8

Net revenue from customers outside the Americas represented 54%, 48%, and 45% of net revenue for the fiscal years ended 2009, 2008, and 2007, respectively. Net revenue was assigned to geographic regions based on the customers’ shipment locations. We expect revenue from international customers to continue to be an important part of our overall net revenue and an increasing focus for net revenue growth.

During fiscal 2009, 2008, and 2007, no one single customer accounted for more than 10% of net revenue.

Gross Profit

Gross profit in fiscal 2009 decreased 17%, or $99.2 million, to $492.1 million from $591.3 million in fiscal 2008. The decrease is primarily due to reduced demand in our Communications and Commercial Optical Products and Communications Test and Measurement segments due to the general economic slowdown, although we have been largely able to maintain our margin percentage due to a focus on higher margin products and on cost containment. Gross profit in our Advanced Optical Technologies segment increased, with gross profits increasing in our Authentication Solutions business unit resulting from the acquisition of ABNH during last fiscal year. Gross profit in our Flex and Custom Optics business units decreased due to the general economic slowdown. Gross profit excluding amortization expense of acquired developed technologies in fiscal 2009 decreased 16%, or $99.4 million; to $541.0 million from $640.6 million in fiscal 2008.

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

Research and Development (“R&D”)

R&D expense in fiscal 2009 decreased 10%, or $18.0 million, to $170.1 million from $188.1 million in fiscal 2008. The decrease is primarily as a result of cost reduction initiatives implemented to align expense levels to the reduced demand levels experienced by the company as a result of the economic slowdown, offset by increased investment in the Authentication Solutions business unit.

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

Selling, General and Administrative (“SG&A”)

SG&A expense in fiscal 2009 decreased 11%, or $51.2 million, to $404.6 million from $455.8 million in the fiscal 2008. The decrease is primarily due to decreased selling expense resulting from the reduced revenues. Further decreases resulted from cost reduction initiatives across the Company, offset by upgrades to the company’s ERP system.

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

Amortization of Intangibles

Amortization of intangibles in fiscal 2009 decreased 4%, or $3.4 million, to $75.9 million from $79.3 million in fiscal 2008. The decrease in amortization expense in fiscal 2009 is primarily due to the decrease in our intangible assets subject to amortization, impairment of certain intangibles, and fewer acquisitions in fiscal 2009.

Amortization of intangibles in fiscal 2008 increased 18%, or $12.3 million, to $79.3 million from $67.0 million in fiscal 2007. The increase in amortization expense in fiscal 2008 is primarily due to the increase in our intangible assets subject to amortization as a result of our acquisitions of Casabyte, Innocor, and Picolight in fiscal 2007 and ABNH and Westover in the third quarter of fiscal 2008.

For Additional information regarding intangible assets subject to amortization, see “Note 8. Acquired Technology and Other Intangibles” to the Consolidated Financial Statements.

Impairment of Goodwill

We test for impairment of goodwill on an annual basis in the fourth quarter and at any other time if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable.

In fiscal 2009, due to the impact of weakening market conditions on our forecasts and a sustained, significant decline in our market capitalization, we recorded a $741.7 million goodwill impairment affecting all reporting units except for the Flex Product Group (“Flex”). The total impairment of $741.7 million consisted of $448.2 million related to the da Vinci reporting unit (“da Vinci”) and Communications Test and Measurement reporting unit (“CommTest”) within the Communications Test and Measurement segment, $233.5 million related to the Communications and Commercial Optical Products reporting unit (“CCOP”) within the CCOP segment, $39.1 million related to the Authentication Solution Group (“ASG”) reporting unit within the Advanced Optical Technologies segment (“AOT”), and $20.9 million related to the Custom Optics Product Group reporting unit (“COPG”) within the AOT segment. See “Note 7. Goodwill” of our Notes to Consolidated Financial Statements.

In fiscal 2008, we recorded a $24.5 million goodwill impairment related to the Authentication Solution Group (“ASG”) (formerly ABNH, the business we acquired in February 2008) reporting unit within the Advanced Optical Technologies segment and a $12.5 million goodwill impairment related to the da Vinci reporting unit within the Communications Test and Measurement segment. The impairment for the ASG was the result of lower than expected demand for transaction card products due to trouble in the U.S. Banking industry. The impairment for da Vinci was the result of delayed product introduction and acceptance of next generation color and image enhancement products. As part of our annual impairment analysis as of May 1, 2008, under the first step of the Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”

(“SFAS 142”), the fair value of ASG and da Vinci was determined. Based on that analysis, we concluded that the carrying amounts of ASG and da Vinci exceeded their fair value. We performed the second step analysis to determine the amount of goodwill impairment.

In fiscal 2007, we performed our annual impairment analysis. As a result, we did not record any impairment charges.

Impairment of Intangibles and Loss on Long-Lived Assets

During fiscal 2009, 2008 and 2007, we recorded $18.1 million, $10.7 million and $7.8 million, respectively, of impairments in the carrying value of our long-lived assets in accordance with Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).

The following table summarizes the components of the impairment of intangibles and loss on long-lived assets (in millions):

	Years Ended
	June 27, 2009	June 28, 2008	June 30, 2007
Impairment of intangibles and loss on long-lived assets:
Assets held and used	$7.7	$8.8	$0.8
Assets held for sale	7.4	—	0.7
(Gain) loss on the sale of assets	(1.2)	(1.4)	1.7
Long-lived assets to be disposed of other than sale	4.2	3.3	4.6

Total impairments of intangibles and loss on long-lived assets	$18.1	$10.7	$7.8

Fiscal 2009

Assets Held and Used:

During fiscal 2009, we recorded an impairment charge of $7.7 million for certain intangible assets related to our da Vinci business due to weakening market conditions. Out of this total, $4.9 million and $2.8 million were recorded in cost of sale and operating expenses, respectively.

Assets Held for Sale:

In February 2009 we entered into a definitive agreement to sell certain assets and liabilities related to manufacturing operations in Shenzhen, China (the “Disposal group”) to Sanmina-SCI and one of its subsidiaries (“the Buyer”). The related sale closed in the fourth quarter of fiscal 2009 on March 29, 2009. The Disposal group was historically part of the Communication and Commercial Optical Products Segment. Concurrently, the Company entered into an agreement where the Buyer would manufacture and supply certain of the Company’s products.

The Company recorded a loss of $7.4 million in connection with the sale of Shenzhen facilities in fiscal 2009. The loss was calculated as follows (in millions):

Gross proceeds	$30.0
Less: adjustment for inter-company payment	(5.4)
Less: carrying value of assets	(30.8)
Less selling costs	(1.2)

Loss	$(7.4)

The loss is recorded in the Consolidated Statements of Operations as a component of Loss and impairment of long-lived assets.

To the extent that the Buyer does not consume certain acquired inventory within specified limited timeframes, the Company has agreed to prepay the Buyer for such inventory. The title to the related inventory remains with the Buyer. The prepayment account will be included in the Consolidated Balance Sheets as a component of Other current assets.

Sale of Assets:

During fiscal 2009, we recorded a gain of $1.2 million for the sale of assets.

Asset Disposal Other than Sale:

During fiscal 2009, we recorded a charge of $4.2 million for the disposal of assets other than sale primarily related to accelerated depreciation of Micralyne, Louisville, and Picolight sites.

Fiscal 2008

Assets Held and Used

During fiscal 2008, we recorded an impairment charge of $0.4 million for certain assets related to the Company’s Santa Rosa, California facility and in the fourth quarter recorded impairment charges of $8.4 million for certain intangible assets related to its da Vinci business. Out of this total, $4.0 million and $4.4 million were recorded in cost of sale and operating expenses, respectively.

Sale of Assets

During fiscal 2008, we recorded a gain of $1.4 million for the sale and disposal of assets.

Assets to be Disposed of Other Than Sale

During fiscal 2008, we recorded a loss of $3.3 million for the disposal of assets related to Singapore and Ottawa facilities.

Fiscal 2007

Assets Held and Used

In the second quarter of fiscal 2007, we recorded impairment charges of $0.8 million for certain assets related to our Santa Rosa, California facility.

Assets Held for Sale

In the first quarter of fiscal 2007, we recorded impairment charges of $0.7 million related to the sale of our Rochester, Minnesota facility.

Sale of Assets

During fiscal 2007, we recorded losses of $1.7 million on the sale of assets primarily relating to the transfer of assets to Fabrinet.

Assets to be Disposed of Other Than Sale

During fiscal 2007, we recorded losses of $4.6 million on assets to be disposed of other than sale primarily relating to a $3.7 million impairment charge for the cancellation of a software program implementation at our Eningen, Germany facility, and write-offs resulting from a physical count of fixed assets.

Restructuring and Related Charges

We continue to take advantage of opportunities to further reduce costs through targeted, customer-driven restructuring events intended to consolidate and rationalize the manufacture of our products based on core competencies and cost efficiencies, together with the need to align the business in response to the current significant weakening in market conditions. We expect to recognize estimated annual cost savings of $24.0 million in fiscal 2010 as a result of the restructuring activities. See “Note 11. Restructuring and Related Charges” for more detail.

During fiscal 2009, we recorded $38.7 million in restructuring and related charges which included $26.1 million for severance and benefits, $7.9 million for manufacturing transfer costs incurred and $4.7 million for lease costs. These charges were primarily related to the further consolidation of our manufacturing operations. This further consolidation will account for the termination of 2,814 employees—602 in North America, 2,103 in Asia, and 109 in Europe. Of these reductions to headcount, 2,453 were in manufacturing, 130 in research and development and 231 in sales, general and administration functions. As of June 27, 2009, 2,563 of these employees have been terminated. Payments related to severance and benefits are expected to be paid off by the third quarter of fiscal 2016 and payments related to lease costs are expected to be paid by the fourth quarter of fiscal 2014. The related charges are primarily associated with the move from one contract manufacturer to another.

During fiscal 2008, we recorded $6.7 million in restructuring and related charges which included $6.2 million for severance and benefits, $0.2 million for manufacturing transfer costs, and $0.3 million of lease costs for additional restructured space. These charges were primarily related to the further consolidation of our manufacturing operations. This further consolidation accounted for the termination of 159 employees: 114 in North America, 29 in Asia, 15 in Europe and 1 in Latin America. Of these reductions to headcount, 95 were in manufacturing, 25 in research and development and 39 in sales, general and administration functions. As of June 27, 2009, 149 of these employees have been terminated. Payments related to severance and benefits are expected to be paid off by the third quarter of fiscal 2013 and payments related to lease costs are expected to be paid by the fourth quarter of fiscal 2012. In addition during fiscal 2008, we also recorded a lease exit charge, net of assumed sub-lease income, of $5.4 million related to the Ottawa facility that was included in selling, general and administrative expenses. The payments related to these lease costs are expected to be paid by the third quarter of fiscal 2018.

During fiscal 2007, we recorded $14.7 million in restructuring and related charges which included $5.6 million for severance and benefits, $11.2 million for manufacturing transfer costs, and $(2.1) million of lease costs which include $(2.5) million gain on the settlement of lease obligations, $0.6 million for additional restructured space, and $(0.2) million to adjust accruals on previously restructured leases. These charges were primarily related to the further consolidation of our manufacturing operations. This further consolidation accounted for the termination of 241 employees: 237 in North America and 4 in Asia. Of these reductions to headcount, 182 were in manufacturing, 41 in research and development and 18 in sales, general and administration functions. As of June 27, 2009, 189 of these employees have been terminated. In the third quarter of fiscal 2008, we decided that 52 employees located in North America would not be terminated, and as a result, a restructuring accrual of $0.1 million was reversed. Payments related to severance and benefits are expected to be paid off by the second quarter of fiscal 2009 and payments related to lease costs are expected to be paid by the first quarter of fiscal 2014.

Our ability to generate sublease income, as well as our ability to terminate lease obligations at the amounts estimated, is highly dependent upon the economic conditions, particularly commercial real estate market conditions in certain geographies, at the time we negotiate the lease termination and sublease arrangements with third parties as well as the performances by such third parties of their respective obligations. While the amount we have accrued represents the best estimate of the remaining obligations we expect to incur in connection with these plans, estimates are subject to change. Routine adjustments are required and may be required in the future as conditions and facts change through the implementation period. Our restructuring obligations are net of sublease income or lease settlement estimates of approximately $8.1 million. If adverse macroeconomic conditions continue, particularly as they pertain to the commercial real estate market, or if, for any reason, tenants under subleases fail to perform their obligations, we may be required to reduce estimated future sublease income and adjust the estimated amounts of future settlement agreements, and accordingly, increase estimated cost to exit certain facilities. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2018.

Interest and Other Income (Loss)

During fiscal 2009, interest and other income (loss) decreased by $61.3 million, from $120.1 million in fiscal 2008 to $58.8 million in fiscal 2009. The decrease was primarily due to the gains recorded in conjunction with a class action lawsuit with Nortel of $61.6 in fiscal 2008 compared to none in fiscal 2009, and the reduction in interest income of $29.2 million due to lower interest rates and lower invested cash balances in fiscal 2009; offset by a an increase in gains on repurchase and redemption of Convertible Debt of $31.3 million. See “Note 4. Balance sheet and Other Details” for more information.

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

Interest Expense

During fiscal 2009, interest expense decreased by $1.1 million, from $8.8 million in fiscal 2008 to $7.7 million in fiscal 2009. The decrease was primarily due to decreased amortization of the Zero and 1% coupon convertible notes resulting from the buybacks during fiscal 2009.

During fiscal 2008, interest expense increased by $1.7 million, from $7.1 million in fiscal 2007 to $8.8 million in fiscal 2008. The increase was primarily the result of a one time out-of-period benefit recorded in fiscal 2007 of $1.1 million which was disclosed in our 10-Q for the three months ended December 30, 2006.

Impairment of Investments

In April 2009, the Financial Accounting Standards Board (“FASB”) amended the existing guidance on determining whether impairment for investments in debt securities is other-than-temporary, FASB Staff Positions (“FSPs”) No. FAS 115-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. Effective in the fourth quarter of fiscal 2009, if the debt security’s market value is below amortized cost and the Company either intends to sell the security or it is more likely than not that the Company will be required to sell the security before its anticipated recovery, the Company records an other-than-temporary impairment charge to investment income (loss) for the entire amount of the impairment. For the remaining debt securities, if an other-than-temporary impairment exists, the Company separates the other-than-temporary impairment into the portion of the loss related to credit factors, or the credit loss portion, and the portion of the loss that is not related to credit factors, or the noncredit loss portion. The credit loss portion is the difference between the amortized cost of the security and the Company’s best estimate of the present value of the cash flows expected to be collected from the debt security. The noncredit loss portion is the residual amount of the other-than-temporary impairment. The credit loss portion is recorded as a charge to earnings (loss), and the noncredit loss portion is recorded as a separate component of other comprehensive income (loss). Prior to the fourth quarter of fiscal 2009, the entire other-than-temporary impairment charge was recognized in earnings (loss) for all debt securities.

When calculating the present value of expected cash flows to determine the credit loss portion of the other-than-temporary impairment, the Company estimates the amount and timing of projected cash flows, the probability of default and the timing and amount of recoveries on a security-by-security basis. These calculations use inputs primarily based on observable market data, such as credit default swap spreads, historical default and recovery statistics, rating agency data, credit ratings and other data relevant to analyzing the collectibility of the security. The amortized cost basis of a debt security is adjusted for any credit loss portion of the impairment recorded to earnings.

As a result of our adoption of this FSP in the fourth quarter of fiscal 2009, we reviewed all debt securities and all the conditions described above did not exist, except for one of the debt securities. As a result, we recorded a one-time adjustment to reclassify the $1.3 million non-credit portion of the $2.2 million other-than-temporary impairment loss recognized in the previous period related to one of its securities from accumulated deficit to accumulated other comprehensive income.

During fiscal 2009, the impairment charge related to investments increased by $18.4 million, from zero in fiscal 2008 to $18.4 million in fiscal 2009. The increase is primarily due to the impairment of $13.0 million recorded in the second quarter of fiscal 2009 related to a long-term privately held equity security due to the current significant weakening in market conditions.

Gain on Sale of Investments

During fiscal 2009, we recorded net gains on sale of investments of $1.8 million. The fair value of our marketable equity securities at June 27, 2009 was zero. See “Note 6. Investments” for more details.

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

Provision (Benefit) for Income Tax

Fiscal 2009 Tax Expense

We recorded an income tax benefit of $2.3 million for fiscal 2009. The expected tax benefit derived by applying the federal statutory rate to our loss before income taxes for fiscal 2009 differed from the income tax benefit recorded primarily due to non-deductible acquisition-related goodwill charges, the federal enactment of the refundable research credit, and a net increase in our valuation allowance related to the increase in domestic and foreign tax net operating losses sustained during the fiscal year.

During fiscal 2009, Congress enacted the Housing Assistance Tax Act of 2008, which was signed by the President on July 30, 2008, and extended by the American Recovery and Reinvestment Act of 2009, which was signed by the President on February 17, 2009. The Act provides that a taxpayer may elect to forego bonus depreciation on certain additions of qualified eligible property purchased and placed in service between April 1, 2008 and December 31, 2009 and, in turn, claim a refundable credit for a portion of its unused AMT and research credits. We recognized a tax benefit of $5.5 million in fiscal 2009 attributable to the utilization of our refundable research credits.

Based on a jurisdiction by jurisdiction review of anticipated future income and due to the continued economic uncertainty in the industry, management has determined that in most of our jurisdictions it is more likely than not that our net deferred tax assets will not be realized in those jurisdictions. During fiscal 2009 the valuation allowance for deferred tax assets increased by $24.1 million. The increase was primarily due to domestic and foreign tax net operating losses sustained during the fiscal year, offset by utilization and expiration of domestic and foreign net operating losses.

We are currently subject to various federal, state and foreign audits by taxing authorities. We believe that adequate amounts have been provided for any adjustments that may result from these examinations.

Fiscal 2008 Tax Expense

We recorded an income tax expense of $2.4 million for fiscal 2008. The expected tax benefit derived by applying the federal statutory rate to our loss before income taxes for fiscal 2008 differed from the income tax expense recorded primarily due to non-deductible acquisition-related charges, a net increase in our valuation allowance related to the increase in domestic and foreign tax net operating losses sustained during the fiscal year, the recognition of $8.7 million of uncertain tax benefits relating to the expiration of a statute of limitations in a non-U.S. jurisdiction, establishment of a valuation allowance against $2.7 million of deferred tax assets in a foreign jurisdiction, and the recognition a net $1.0 million of foreign jurisdiction research tax credits. Also, we received a favorable IRS ruling to treat one of our subsidiaries as a disregarded entity which resulted in the recognition of a $1.3 million tax benefit.

During fiscal 2008, China adopted transitional rules regarding the 2007 Unified Enterprise Income Tax Law which took effect on January 1, 2008. Pursuant to the transitional rules of the new law, an 18% statutory tax rate applies for the 2008 calendar year and increases each year until calendar year 2012 when it reaches a 25% statutory rate. The measurement of our deferred taxes in China has been calculated taking into account the new transition rules.

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

During fiscal 2007, China adopted a new Unified Enterprise Income Tax Law which took effect on January 1, 2008. Pursuant to the law, a new 25% statutory tax rate applies to most companies beginning January 1, 2008, subject to certain transitional rules and other potential special incentives. During fiscal 2007, there were uncertainties as to how the final transitional rules would impact phase-in of the new tax rate, we measured the increase in our deferred taxes assuming a prorated introduction of the new tax rate over a five year period which resulted in a $2.7 million tax benefit.

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

Operating Segment Information (dollars in millions)

	2009	2008	Change	Percentage Change	2008	2007	Change	Percentage Change
Communications Test and Measurement
Net Revenue	$606.2	$710.6	$(104.4)	-15%	$710.6	$635.2	$75.4	12%
Operating income	83.4	117.2	(33.8)	-29%	117.2	96.7	20.5	21%

Communications and Commercial Optical Products
Net Revenue	481.1	614.1	(133.0)	-22%	614.1	592.0	22.1	4%
Operating income (loss)	(8.6)	20.3	(28.9)	-142%	20.3	(10.0)	30.3	-303%

Advanced Optical Technologies
Net Revenue	208.4	206.5	1.9	1%	206.5	170.0	36.5	21%
Operating income	80.3	76.8	3.5	5%	76.8	52.6	24.2	46%

Communications Test and Measurement:

The decrease in Communications Test and Measurement net revenue between fiscal 2009 and fiscal 2008 was mainly related to reduced sales as a result of the general economic slowdown. Operating income decreased due to reduced gross profits resulting from the reduced revenues, partially offset by decreased operating expense from sales commissions on lower bookings and continued efforts to manage our operating expense levels.

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

Communications and Commercial Optical Products:

The decrease in CCOP net revenue between fiscal 2009 and fiscal 2008 was mainly related to reduced sales as a result of the general economic slowdown. Operating income decreased due to reduced gross profits resulting from the reduced revenues, partially offset by decreased operating expense from sales commissions on lower bookings and continued efforts to manage our operating expense levels.

The increase in CCOP net revenue between fiscal 2008 and fiscal 2007 was mainly related to increased revenue growth in each of CCOP’s major business units, as well as the acquisition of Picolight in fiscal 2007. The decrease in operating loss for CCOP mostly related to improved margins due to site consolidations, product transfers to Asia, vertical integration, cost reduction programs, and improved product mix.

Advanced Optical Technologies:

The increase in Advanced Optical Technologies net revenue between fiscal 2009 and fiscal 2008 was primarily due to the acquisition of ABNH in the last fiscal year, offset by reduced sales in the other business units. The increase in operating income for Advanced Optical Technologies reflects increased revenue and successful cost reduction initiatives.

The increase in Advanced Optical Technologies net revenue between fiscal 2008 and fiscal 2007 was primarily due to increased demand for Document Authentication and core Custom Optics products, and the recent acquisition of ABNH. The increase in operating income for Advanced Optical Technologies reflects increased revenue, improved product mix and successful cost reduction initiatives.

Liquidity and Capital Resources

Our investments of surplus cash are made in accordance with an investment policy approved by the Audit Committee of our Board of Directors. In general, our investment policy requires that securities purchased be rated A-1/P-1, A/A2 or better. Securities that are downgraded subsequent to purchase are evaluated and may be sold or held at management’s discretion. No security may have an effective maturity that exceeds 37 months, and the average duration of our holdings may not exceed 18 months. At any time, no more than 5% of the investment portfolio may be concentrated in a single issuer other than the U.S. government or U.S. agencies. Our investments in debt securities and marketable equity securities are primarily classified as available-for-sale investments or trading assets and are recorded at fair value. The cost of securities sold is based on the specific identification method. Unrealized gains and losses on available-for-sale investments are reported as a separate component of stockholders’ equity. We did not hold any investments in auction rate securities, mortgage backed securities, collateralized debt obligations, or variable rate demand notes at June 27, 2009 and virtually all debt securities held were of investment grade (at least BBB-/Baa3). As of June 27, 2009, approximately 90% of our cash, cash equivalents, and short-term investments were held in the U.S.

As of June 27, 2009, the majority of our investments of surplus cash have maturities of 90 days or less and are of high credit quality. Nevertheless, widening of market credit spreads and bid-ask spreads has impacted both pricing and liquidity of certain investment securities that we own. Although we intend to hold these investments to maturity, in the event that we are required to sell any of these securities under adverse market conditions, losses could be recognized on such sales. During fiscal year 2009, we recognized $18.4 million of investment losses and can provide no assurances that the value or the liquidity of our other investments will not also be impacted by adverse conditions in the financial markets. In addition, we maintain cash balances in operating accounts that are with third party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail.

On July 15, 2009, subsequent to our year end of fiscal 2009, we completed the acquisition of the Network Tools business of Finisar Corporation. We acquired the Network Tools business for approximately $40.6 million in cash.

Fiscal 2009

We had a combined balance of cash and cash equivalents, short-term investments and restricted cash of $695.5 million at June 27, 2009, a decrease of $189.2 million from June 28, 2008. Significant inflows included $107.4 million provided by operating activities, $8.7 million (net) primarily from the sale of our Shenzhen facility to Sanmina, and $5.2 million from the exercise of stock options and the issuance of stock under employee stock plans. Significant outflows included $139.2 million of cash used to repurchase a portion of the company’s Senior Convertible Notes, $86.8 million of cash used to repurchase JDSU’s common stock, $54.7 million for purchases of property, plant and equipment and $12.5 million of cash used in acquisitions. Cash and cash equivalents decreased by $21.3 million in fiscal 2009, primarily due to the above-referenced items and sales and maturities of investments in excess of purchases of $201.5 million.

Operating activities provided $107.4 million of cash during fiscal 2009, resulting from our net loss adjusted for non-cash items such as depreciation, amortization, and various gains and losses, of $64.4 million, together with changes in operating assets and liabilities that provided $43.0 million related primarily to a decrease in accounts receivable of $110.9 million due to reduced sales and improved collection efforts and a decrease in inventories of $15.4 million, offset by a decrease in the FIN48 tax liability of $18.1 million, a decrease in other accrued liability of $16.0 million, an increase in other current assets of $13.3 million, and a decrease in accounts payable of $12.6 million.

Cash provided by investing activities was $140.8 million during fiscal 2009, primarily due to $201.5 million from sales and maturities of investments in excess of purchases, $8.7 million (net) primarily from the sale of our Shenzhen facility and $2.3 million of proceeds from the sale of assets. Partially offsetting these sources of cash were $54.7 million used for purchases of property and equipment, and $12.5 million of cash used for acquisitions, net of cash acquired.

Our financing activities used cash of $220.9 million, primarily related to $139.2 million used to repurchase a portion of the company’s Senior Convertible Notes, and $86.8 million used to repurchase common stock, offset by proceeds from the exercise of stock options and issuance of stock under employee stock plans of $5.2 million. See “Note 10. Convertible Debt and Letters of Credit” of our Notes to Consolidated Financial Statements for additional information regarding debt financing.

During fiscal 2009, the Company repurchased approximately 7.6 million shares of common stock in open market purchases at an average price of $11.40 per share, completing the $200 million share repurchase program authorized by the Company’s Board of Directors on May 15, 2008. The total purchase price of $86.8 million was reflected as a decrease to common stock based on the stated par value per share with the remainder to accumulated deficit.

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

Contractual Obligations

The following summarizes our contractual obligations at June 27, 2009, and the effect such obligations are expected to have on our liquidity and cash flow over the next five years (in millions):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Asset retirement obligations—expected cash payments	$13.9	$7.3	$2.2	$1.8	$2.6

Long-Term Debt: (1)
Zero Coupon Senior Convertible Notes	0.2	0.2	—	—	—
1% Senior Convertible Notes	325.0	—	—	325.0	—
Purchase obligations (2)	128.8	128.8	—	—	—
Operating lease obligations (2)	110.6	27.0	39.0	25.1	19.5
Capital lease obligations (2)	1.8	1.0	0.8	—	—
Pension and postretirement benefit payments	74.4	5.1	9.9	11.0	48.4
Other non-current liabilities	1.8	0.6	0.7	—	0.5

Total	$656.5	$170.0	$52.6	$362.9	$71.0

(1)	See “Note 10. Convertible Debt and Letters of Credit” for more information.

(2)	See “Note 17. Commitments and Contingencies” for more information.

As of June 27, 2009, operating lease obligations of $9.1 million in connection with our restructuring program were accrued in our Consolidated Balance Sheet. Operating lease obligations of $5.8 million were included in the “Restructuring accrual” and $3.3 million was accrued in “Other non-current liabilities”.

Purchase obligations represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements.

As of June 27, 2009, other non-current liabilities primarily represent other long-term employment related obligations.

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

In July 2009, subsequent to our year end of fiscal 2009, we completed the acquisition of the Network Tools business of Finisar Corporation. Under the terms of the agreement, we acquired the Network Tools business for approximately $40.6 millions.

In February 2008, we completed the acquisition of American Bank Note Holographics Inc. (“ABNH”), a public company, for approximately 8.7 million shares of the Company’s common stock with a market value of $110.3 million at the measurement date and $19.5 million in cash, including $1.2 million of direct transaction costs incurred in connection with the acquisition. We also assumed ABNH’s employee outstanding stock options at close, valued at $11.4 million at the measurement date. ABNH is a market leader in the origination, production and marketing of holograms for security applications and the leading supplier of optical security devices for the transaction card market and is included in our Advanced Optical Technologies segment.

In January 2008, we completed the acquisition of certain assets of the fiber optics division of Westover Scientific Inc. (“Westover”) for approximately $51.5 million in cash, including $0.8 million of direct transaction costs incurred in connection with the acquisition. Westover is a leading provider of fiber optic inspection and cleaning solutions, which complements our existing fiber field and lab and production test portfolio and is included in our Communications Test and Measurement segment.

In May 2007, we completed the acquisition of Innocor Ltd. (“Innocor”), a provider of broadband test solutions for network equipment manufacturers, for $19.4 million in cash. The merger strengthened our position in the North American lab and production markets and helped grow our business in the EMEA and APAC regions. Innocor is included in our Communications Test and Measurement segment.

In May 2007, we completed the acquisition of Picolight Inc. (“Picolight”), a designer and manufacturer of optical pluggable transceivers. The aggregate announced purchase price for this acquisition was approximately $110.0 million in common stock, which equated to approximately 8.1 million shares. By acquiring Picolight, we strengthened our position in high-growth pluggable optics for the enterprise market and added an established, vertically integrated manufacturing model. Picolight is included in our CCOP segment.

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

Please refer to “Note 3. Mergers and Acquisitions” and “Note 21. Subsequent Events” of our Notes to Consolidated Financial Statements.

Employee Stock Options

Our stock option and Full Value Award program is a broad-based, long-term retention program that is intended to attract and retain employees and align stockholder and employee interests. As of June 27, 2009, we have available for issuance 14.2 million shares of common stock for grant primarily under our Amended and Restated 2003 Equity Incentive Plan (the “2003 Plan”). The exercise price for the options is equal to the fair market value of the underlying stock at the date of grant. Options generally become exercisable over a four-year or three-year period and, if not exercised, expire from five to ten years post grant date. Majority of our employees participate in our stock option program. “Full Value Awards” are Restricted Stock, Restricted Stock Units, Performance Units and Performance Shares that are granted with a per share or unit purchase price below 100% of Fair Market Value on the date of grant. These Full Value Awards are performance based, time based, or a combination of performance and time based and are expected to vest over one to five years except with respect to awards with performance conditions, such conditions are achieved on a different timeline. The fair value of the Full Value Awards is based on the closing market price of our common stock on the date of award. See “Note 14. Stock-Based Compensation” for more detail.

Pension and Other Postretirement Benefits

As a result of acquiring Acterna in August 2005, we sponsor pension plans for certain past and present employees in the UK and Germany. JDSU also is responsible for the nonpension postretirement benefit obligation of a previously acquired subsidiary. These plans have been closed to new participants and no additional service costs are being accrued. The UK plan is partially funded and the German plans, which were initially established as “pay-as-you-go” plans, are unfunded. SFAS No. 158 requires the recognition of the funded status of the pension plans and nonpension postretirement benefit plans (retirement-related benefit plans) as an asset or a liability in the Consolidated Statement of Financial Position. SFAS No. 158 also requires the recognition of changes in that funded status in the year in which they occur through the Gains and (losses) not affecting retained earnings, net of tax, and the recognition of previously unrecognized gains/(losses), prior service costs/(credits) and transition assets as a component of Accumulated gains and (losses) not affecting retained earnings in the Consolidated Statement of Stockholders’ Equity. The funded status of a retirement plan is the difference between the projected benefit obligation and the fair value of its plan assets. The projected benefit obligation is the actuarial present value of all benefits attributed by the plan’s benefit formula to employee service. At June 27, 2009, our pension plans were under funded by $77.7 million since the projected benefit obligation exceeded the fair value of its plan assets. Similarly, we had accrued $0.8 million related to our non-pension postretirement benefit plan.

Because the plans have received limited funding in the past, we anticipate future annual outlays related to the plans will approximate estimated future benefit payments. These future benefit payments have been estimated based on the same actuarial assumptions used to measure our projected benefit obligation and currently are forecasted to range between $4.9 million and $5.6 million per annum. In addition, during fiscal 2009 the UK pension plan made lump-sum cash payments of approximately $3.1 million to deferred pensioners who elected to transfer out of the plan and anticipates that making payments of approximately $0.3 million during fiscal 2010 to complete the transfer out plan. These transfer-out payments are being made from plan assets.

During the fourth quarter of fiscal 2009 and fiscal 2008, we contributed GBP 0.2 million and GBP 2.5 million or approximately $0.3 million and $4.9 million, respectively, to our UK pension plan. These contributions allowed the Company to substantially comply with regulatory funding requirements.

A key actuarial assumption is the discount rate. Changes in the discount rate impact the interest cost component of the net periodic benefit cost calculation and, due to the fact that the accumulated benefit obligation (“ABO”) is calculated on a net present value basis, changes in the discount rate will also impact the current ABO. Decreases in the discount rate will generally increase pre-tax cost, recognized expense and the ABO. Increases in the discount rate tend to have the opposite effect. We estimate a 50 basis point decrease or increase in the discount rate would cause a corresponding increase or decrease, respectively, in the ABO of approximately $5.7 million based upon June 27, 2009 data.

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

The following table provides information about our foreign currency forward and option contracts outstanding as of June 27, 2009. The forward contracts, most with a term of less than 120 days, were transacted near month end; therefore, the fair value of the contracts is approximately zero.

(in millions)	Contract Amount (Local Currency)	Contract Amount (USD)	Fair Value at June 27, 2009 (USD)
Canadian Dollar (contracts to buy CAD / sell USD)	CAD 17.0	$14.8	$—
Chinese Renmimbi (contracts to buy CNY / sell USD)	CNY 33.4	4.9	—
British Pound (contracts to buy GBP / sell USD)	GBP 3.5	5.7	—
Euro (contracts to sell EUR / buy USD)	EUR 61.0	85.4	—
Hong Kong Dollar (contracts to sell HKD / buy USD)	HKD 127.5	16.5	—
Singapore Dollar (contracts to sell SGD / buy USD)	SGD 27.8	19.1	—
Mexican Peso (contracts to buy MXN / sell USD)	MXN 38.2	2.8	—
Australian Dollar (contracts to sell AUD / buy USD)	AUD 10.2	8.1	—
Brazilian Real (contracts to sell BRL / buy USD)	BRL 11.1	5.4	—
Japanese Yen (contracts to sell JPY / buy USD)	JPY 357.3	3.7	—

Total USD notional amount of outstanding Foreign Exchange Contracts		$166.5

Net unrealized gain (loss) on derivative financial instruments			$—

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

The following tables (in millions) present the hypothetical changes in fair value in the available-for-sale debt instruments held at June 27, 2009 and June 28, 2008 that are sensitive to changes in interest rates. These instruments are not leveraged or hedged and are held for purposes other than trading. Investments in money market funds and similar investment funds that seek to maintain a constant net asset value per unit of investment are not considered to be subject to market price risk and are not included in this sensitivity analysis. The modeling technique used measures the change in fair values arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS over a 12-month horizon. Beginning fair values represent the market value, excluding accrued interest and dividends at June 27, 2009 and June 28, 2008.

	Valuation of Securities Given an Interest Rate Decrease of “X” BPS			Fair Value as of June 27, 2009	Valuation of Securities Given an Interest Rate Increase of “X” BPS
	150 BPS	100 BPS	50 BPS		50 BPS	100 BPS	150 BPS
U.S. Treasuries and agencies	$207	$207	$207	$206	$206	$206	$206
Municipal bonds and sovereign debt instruments	7	7	7	7	7	7	7
Asset-backed securities	58	57	57	57	57	57	57
Corporate bonds and commercial paper	185	184	184	184	184	184	184

Total	$456	$455	$455	$454	$454	$453	$453

	Valuation of Securities Given an Interest Rate Decrease of “X” BPS			Fair Value as of June 28, 2008	Valuation of Securities Given an Interest Rate Increase of “X” BPS
	150 BPS	100 BPS	50 BPS		50 BPS	100 BPS	150 BPS
U.S. Treasuries and agencies	$180	$180	$179	$179	$178	$178	$178
Municipal bonds and sovereign debt instruments	5	5	5	5	5	5	5
Asset-backed securities	165	165	164	164	163	163	163
Corporate bonds and commercial paper	312	311	310	310	309	309	308

Total	$662	$660	$658	$657	$656	$655	$654

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

Long-term Debt

The fair market value of the Zero Coupon Senior Convertible Notes and the 1% Senior Convertible Notes (“Convertible Notes”) is subject to interest rate and market price risk due to the convertible feature of the notes and other factors. Generally the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair market value of the notes may also increase as the market price of JDSU stock rises and decrease as the market price of the stock falls. Interest rate and market value changes affect the fair market value of the notes but do not impact our financial position, cash flows or results of operations. Based on quoted market prices, as of June 27, 2009 and June 28, 2008, the fair market value of the 1% Senior Convertible Notes was approximately $238.9 million and $334.9 million, respectively, and the fair market value of the Zero Coupon Senior Convertible Notes was approximately $0.2 million and $80.8 million, respectively. The fair values of Convertible Notes are based on quoted prices in active markets. Changes in fair market value reflect both the change in the market price of the notes and the impact of the partial repurchase of the Zero Coupon Senior Convertible Notes during fiscal year 2009. For additional information, see “Note 10. Convertible Debt and Letters of Credit”.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of JDS Uniphase Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of JDS Uniphase Corporation and its subsidiaries at June 27, 2009 and June 28, 2008, and the results of their operations and their cash flows for each of the three years in the period ended June 27, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 27, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California

August 24, 2009

JDS UNIPHASE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Years Ended
	June 27, 2009	June 28, 2008	June 30, 2007
Net revenue	$1,294.4	$1,530.1	$1,396.8
Cost of sales	748.5	885.5	884.6
Amortization of acquired technologies	48.9	49.3	40.2
Impairment of acquired developed technologies	4.9	4.0	—

Gross profit	492.1	591.3	472.0

Operating expenses:
Research and development	170.1	188.1	168.4
Selling, general and administrative	404.6	455.8	368.4
Amortization of other intangibles	27.0	30.0	26.8
Acquired in-process research and development	—	—	5.1
Impairment of goodwill	741.7	37.0	—
Loss and impairment of long-lived assets	13.2	6.7	7.8
Restructuring and related charges	38.7	6.7	14.7

Total operating expenses	1,395.3	724.3	591.2

Loss from operations	(903.2)	(133.0)	(119.2)
Interest and other income	58.8	120.1	73.0
Interest expense	(7.7)	(8.8)	(7.1)
Impairment of investments	(18.4)	—	—
Gain on sale of investments	1.8	2.4	29.0

Loss before income taxes	(868.7)	(19.3)	(24.3)
Provision of (benefit for) income taxes	(2.3)	2.4	2.0

Net loss	$(866.4)	$(21.7)	$(26.3)

Net loss per share—basic and diluted	$(4.02)	$(0.10)	$(0.12)

Shares used in per share calculation—basic and diluted	215.6	223.8	211.7

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share and par value data)

	June 27, 2009	June 28, 2008
ASSETS
Current assets:
Cash and cash equivalents	$286.9	$265.6
Short-term investments	398.3	608.0
Restricted cash	10.3	11.1
Accounts receivable, less reserves and allowances of $2.4 at June 27, 2009 and $5.0 at June 28, 2008	187.3	297.7
Inventories, net	144.8	188.9
Refundable income taxes	14.4	7.8
Other current assets	66.2	50.0

Total current assets	1,108.2	1,429.1
Property, plant and equipment, net	191.1	213.2
Deferred income taxes	6.2	3.6
Goodwill	8.3	796.2
Other intangibles, net	322.6	416.1
Long-term investments	15.1	25.6
Other non-current assets	18.3	22.3

Total assets	$1,669.8	$2,906.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$106.6	$129.6
Current portion of long-term debt	0.2	83.0
Accrued payroll and related expenses	45.7	58.9
Income taxes payable	20.3	6.7
Deferred income taxes	5.6	0.4
Restructuring accrual	16.6	5.7
Warranty accrual	7.3	10.1
Other current liabilities	107.6	151.0

Total current liabilities	309.9	445.4

Long-term debt	325.0	425.0
Other non-current liabilities	174.3	218.3
Commitments and contingencies (Note 17, 19, and 20)
Stockholders’ equity:
Preferred Stock, $0.001 par value: Authorized shares: 1,000,000	—	—
Common Stock, $0.001 par value:
Authorized shares: 1,000,000,000	0.2	0.2
Issued and outstanding shares: 216,971,017 at June 27, 2009 and 221,977,736 at June 28, 2008
Additional paid-in capital	69,375.4	69,325.0
Accumulated deficit	(68,537.6)	(67,585.7)
Accumulated other comprehensive income	22.6	77.9

Total stockholders’ equity	860.6	1,817.4

Total liabilities and stockholders’ equity	$1,669.8	$2,906.1

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Years Ended
	June 27, 2009	June 28, 2008	June 30, 2007
OPERATING ACTIVITIES:
Net loss	$(866.4)	$(21.7)	$(26.3)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	68.5	65.2	61.4
Asset retirement obligations and deferred rent expenses	0.1	0.5	0.6
Amortization expense	75.9	79.3	67.0
Amortization of deferred compensation and other stock-based compensation expense	50.6	49.3	29.7
Acquired in-process research and development	—	—	5.1
Amortization of debt issuance costs	1.3	2.3	3.8
Non-cash changes in short term investment	2.2	(3.6)	(4.5)
Impairment of intangibles and loss on long-lived assets	18.1	10.7	7.8
Impairment of goodwill	741.7	37.0	—
Gain on sale of investments, net	(1.8)	(2.3)	(29.0)
Settlement of held-to-maturity debt security	—	—	(5.1)
Impairment of investments	18.4	—	0.2
Change in equity investments	0.9	(1.2)	—
Gain on repurchase of debt	(42.4)	(11.1)	(6.3)
Non-cash portion of Nortel settlement	—	(24.0)	—
Allowance for doubtful accounts	(2.7)	(0.4)	(0.5)
Changes in operating assets and liabilities, net of impact of acquisitions of businesses and dispositions of assets:
Accounts receivable	110.9	(23.0)	(22.3)
Inventories	15.4	30.4	7.8
Other current assets	(13.3)	(3.4)	41.3
Accounts payable	(12.6)	9.6	(19.6)
Income taxes payable	4.9	(11.2)	(3.7)
Deferred taxes, net	1.3	(1.2)	(9.5)
Accrued payroll and related expenses	(11.3)	(6.5)	(2.0)
Other	(52.3)	22.5	(34.6)

Net cash provided by operating activities	107.4	197.2	61.3

INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(543.6)	(753.1)	(777.0)
Maturities and sales of investments	745.1	930.6	911.8
Changes in restricted cash	(1.2)	(7.1)	6.5
Acquisitions, net of cash acquired	(12.5)	(59.9)	(69.2)
Purchases of long term investments	(4.0)	(9.0)	—
Proceeds from settlement of held-to-maturity debt security	—	—	5.1
Acquisition of property and equipment	(54.7)	(51.7)	(75.7)
Proceeds from sale of net assets	2.3	3.6	10.2
Proceeds from sale of subsidiary	8.7	—	—
Other assets	0.7	—	(5.3)

Net cash provided by investing activities	140.8	53.4	6.4

FINANCING ACTIVITIES:
Payments on debt and capital lease obligations	(0.4)	(0.3)	—
Repayment of debt	(139.2)	(287.5)	(85.0)
Proceeds from finance lease	0.3	32.2	—
Repurchase of common stock	(86.8)	(113.2)	—
Proceeds from exercise of employee stock options and employee stock purchase plan	5.2	15.8	13.0

Net cash used in financing activities	(220.9)	(353.0)	(72.0)

Effect of exchange rates on cash and cash equivalents	(6.0)	5.1	2.3
Increase (decrease) in cash and cash equivalents	21.3	(97.3)	(2.0)
Cash and cash equivalents at beginning of period	265.6	362.9	364.9

Cash and cash equivalents at end of period	$286.9	$265.6	$362.9

Supplemental disclosure of cash flow information:
Cash paid for interest	$6.5	$6.6	$4.5
Cash paid for taxes	12.9	8.5	6.5
Cash received for tax refunds	1.2	2.5	23.5
Non-cash transactions:
Common stock issued in connection with acquisitions	—	121.6	104.7
Purchase of software licenses	11.1	—	—

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)

					Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance at July 1, 2006	—	—	210.7	$1.7	$68,993.8	$—	$(67,424.5)	$12.6	$1,583.6
Net loss	—	—	—	—	—	—	(26.3)	—	(26.3)
Change in net unrealized gains on available-for-sale investments	—	—	—	—	—	—	—	5.8	5.8
Foreign currency translation adjustment	—	—	—	—	—	—	—	15.2	15.2

Comprehensive loss	—	—	—	—	—	—	—	—	(5.3)

Defined benefit obligation upon adoption of SFAS 158, net of tax	—	—	—	—	—	—	—	8.9	8.9
Shares issued under employee stock plans, net of tax effects	—	—	0.9	—	13.0	—	—	—	13.0
Reverse stock split reclass	—	—	—	(1.5)	1.5	—	—	—	—
Stock-based compensation	—	—	0.2	—	28.8	—	—	—	28.8
Shares issued for Picolight acquisition	—	—	7.2	—	104.7	—	—	—	104.7
Note conversion	—	—	—	—	1.8	—	—	—	1.8

Balance at June 30, 2007	—	—	219.0	0.2	69,143.6	—	(67,450.8)	42.5	1,735.5
Net loss	—	—	—	—	—	—	(21.7)	—	(21.7)
Change in net unrealized gains on available-for-sale investments	—	—	—	—	—	—	—	(0.6)	(0.6)
Foreign currency translation adjustment	—	—	—	—	—	—	—	28.5	28.5
Defined benefit obligation, net of tax	—	—	—	—	—	—	—	7.5	7.5

Comprehensive loss	—	—	—	—	—	—	—		13.7

Shares issued under employee stock plans, net of tax effects	—	—	2.1	—	15.8	—	—	—	15.8
Repurchase of common stock	—	—	(9.6)	—	—	—	(113.2)	—	(113.2)
Stock-based compensation	—	—	0.8	—	44.0	—	—	—	44.0
Shares issued for Picolight acquisition	—	—	1.0	—	(0.1)	—	—	—	(0.1)
Shares issued for ABNH acquisition	—	—	8.7	—	121.7	—	—	—	121.7

Balance at June 28, 2008	—	—	222.0	0.2	69,325.0	—	(67,585.7)	77.9	1,817.4
Net loss	—	—	—	—	—	—	(866.4)	—	(866.4)
Change in net unrealized gains on available-for-sale investments	—	—	—	—	—	—	—	(0.4)	(0.4)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(52.8)	(52.8)
Defined benefit obligation, net of tax	—	—	—	—	—	—	—	(0.8)	(0.8)

Comprehensive loss	—	—	—	—	—	—	—		(920.4)

Shares issued under employee stock plans, net of tax effects	—	—	0.9	—	5.2	—	—	—	5.2
Repurchase of common stock	—	—	(7.6)	—	—	—	(86.8)	—	(86.8)
Stock-based compensation	—	—	1.7	—	45.2	—	—	—	45.2
Noncredit portion of losses related to previously recorded other-than-temporary impairments upon adoption of FAS 115-2	—	—	—	—	—	—	1.3	(1.3)	—

Balance at June 27, 2009	—	$—	217.0	$0.2	$69,375.4	$—	$(68,537.6)	$22.6	$860.6

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Summary of Significant Accounting Policies

Description of Business

JDS Uniphase Corporation (“JDSU”) is a leading provider of communications test and measurement solutions and optical products for telecommunications service providers, cable operators, and network equipment manufacturers. JDSU is also a leading provider of optical solutions for biomedical and environmental instrumentation, semiconductor processing, aerospace and defense, brand authentication, display systems, and custom color product differentiation applications.

Fiscal Years

The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to June 30th. The Company’s fiscal 2009 ended on June 27, 2009 and was a 52 week year. The Company’s fiscal 2008 and fiscal 2007 ended on June 28, 2008 and June 30, 2007, and were also 52 week years. Historically, for comparative presentation purposes, the Company utilized a dating convention where its consolidated financial statements and notes were shown as ending on the last day of the calendar quarter. In addition, the Company disclosed in the notes to the financial statements its use of this dating convention and the actual period end dates for each period presented.

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated.

Out of Period Adjustments

In fiscal 2009, we recorded adjustments primarily related to cost of sales, operating expenses, and certain balance sheet accounts. These adjustments resulted in additional net loss of $0.6 million recorded in current fiscal year. As a result of these adjustments, the operating loss for fiscal 2009 increased by $0.6 million. There was no impact on net loss per share in fiscal 2009 from these adjustments.

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Restricted Cash

At June 27, 2009 and June 28, 2008, the Company’s restricted cash balance was $10.3 million and $11.1 million, respectively. It primarily includes interest-bearing investments in bank certificates of deposit and money market funds which act as collateral supporting the issuance of letters of credit and performance bonds for the benefit of third parties.

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

The Company periodically reviews these investments for impairment. Effective in the fourth quarter of fiscal 2009, if the debt security’s market value is below amortized cost and the Company either intends to sell the security or it is more likely than not that the Company will be required to sell the security before its anticipated recovery, the Company records an other-than-temporary impairment charge to investment income (loss) for the entire amount of the impairment. For the remaining debt securities, if an other-than-temporary impairment exists, the Company separates the other-than-temporary impairment into the portion of the loss related to credit factors, or the credit loss portion, and the portion of the loss that is not related to credit factors, or the noncredit loss portion. The credit loss portion is the difference between the amortized cost of the security and the Company’s best estimate of the present value of the cash flows expected to be collected from the debt security. The noncredit loss portion is the residual amount of the other-than-temporary impairment. The credit loss portion is recorded as a charge to earnings (loss), and the noncredit loss portion is recorded as a separate component of other comprehensive income (loss).

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and other accrued liabilities,

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximate fair value because of their short maturities. Estimates of fair value of fixed-income securities are based on third party, market-based pricing sources which the company believes to be reliable. These estimates represent the third parties’ good faith opinion as to what a buyer in the marketplace would pay for a security in a current sale. For instruments that are not actively traded, estimates may be based on current treasury yields adjusted by an estimated market credit spread for the specific instrument. The use of different valuation methodologies or market assumptions could have a material impact on estimated fair value amounts. Fair value for investments in public companies is determined using quoted market prices for those securities. Fair value for investments in privately held companies is estimated based upon one or more of the following: Assessment of the investees’ historical and forecasted financial condition; operating results and cash flows; the values of recent rounds of financing; or quoted market prices of comparable public companies. The fair market value of the Company’s Senior Convertible Notes fluctuates with interest rates and with the market price of the stock, but does not affect the carrying value of the debt on the balance sheet, which remains at the par value of $1,000 per bond. See “Note 10. Convertible Debt and Letters of Credit” for more detail.

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Impairment or disposal of long-lived assets (plant and equipment and other intangible assets)

Long-lived assets held and used

The Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; or current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. See “Note 9. Impairment of Intangibles and Loss on Long-Lived Assets” for more detail.

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

Long-lived assets held for sale

Long-lived assets are classified as held for sale when certain criteria are met, which include: management commitment to a plan to sell the assets; the availability of the assets for immediate sale in their present condition; an active program to locate buyers and other actions to sell the assets has been initiated; whether the sale of the assets is probable and their transfer is expected to qualify for recognition as a completed sale within one year; whether the assets are being marketed at reasonable prices in relation to their fair value; and how unlikely it is that significant changes will be made to the plan to sell the assets. See “Note 9. Impairment of Intangibles and Loss on Long-Lived Assets” for more detail.

The Company measures long-lived assets to be disposed of by sale at the lower of carrying amount or fair value less cost to sell. Fair value is determined using quoted market prices or the anticipated cash flows discounted at a rate commensurate with the risk involved.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(Gains) losses and prior service cost (credit) not recognized as a component of net periodic pension cost (income) in the Consolidated Statement of Operations as they arise are recognized as a component of accumulated other comprehensive income in the Consolidated Balances Sheets, net of tax. Those (gains) losses and prior service cost (credit) are subsequently recognized as a component of net periodic pension period cost (income) pursuant to the recognition and amortization provisions of applicable accounting standards. (Gains) losses arise as a result of differences between actual experience and assumptions or as a result of changes in actuarial assumptions. Prior service cost (credit) represents the cost of benefit improvements attributable to prior service granted in plan amendments.

Net periodic pension cost (income) is recorded in the Consolidated Statement of Operations and includes service cost, interest cost, expected return on plan assets, amortization of prior service cost and (gains) losses previously recognized as a component of accumulated other comprehensive income. Service cost represents the actuarial present value of participant benefits earned in the current year. Interest cost represents the time value of money cost associated with the passage of time. Certain events, such as changes in employee base, plan amendments and changes in actuarial assumptions, result in a change in the benefit obligation and the corresponding change in other comprehensive income. The result of these events is amortized as a component of net periodic cost (income) over the service lives of the participants, provided such amounts exceed thresholds which are based upon the benefit obligation or the value of plan assets.

The measurement of the benefit obligation and net periodic pension cost (income) is based on our estimates and actuarial valuations provided by third-party actuaries which are approved by our management. These valuations reflect the terms of the plans and use participant-specific information such as compensation, age and years of service, as well as certain assumptions, including estimates of discount rates, expected return on plan assets, rate of compensation increases, and mortality rates. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions that may be required under new legislation, or accounting pronouncements, or otherwise may materially affect our pension and other post-retirement obligations and our future expense.

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Foreign Currency Forward Contracts

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

“Software Revenue Recognition” (“SOP 97-2”). Accordingly, the Company allocates the fair value of the equipment when sold with software according to the FASB Emerging Issues Task Force Abstracts No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). The value of the arrangement, less the allocated hardware is then considered within the scope of SOP 97-2.

To the extent that a deliverable(s) in a multiple-element arrangement is subject to specific guidance (for example, software that is subject to SOP 97-2) on whether and/or how to separate multiple-deliverable arrangements into separate units of accounting (separability) and how to allocate value among those separate units of accounting (allocation), that deliverable(s) is accounted for in accordance with such specific guidance. A multiple-element arrangement is separated into more than one unit of accounting if all of the following criteria are met:

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A software multiple-element arrangement is separated into more than one unit of accounting if all of the following criteria are met:

•	The functionality of the delivered element(s) is not dependent on the undelivered element(s).

•	There is vendor-specific objective evidence (“VSOE”) of fair value of the undelivered element(s).

•	Delivery of the delivered element(s) represents the culmination of the earnings process for that element(s).

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

Advertising Expense

The Company expenses advertising costs as incurred. Advertising costs totalled $2.4 million, $2.4 million, and $1.3 million in fiscal 2009, 2008, and 2007, respectively.

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

The Company estimates the fair value of equity awards granted using the Black-Scholes-Merton option-pricing formula and a single option award approach. This option-pricing model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility assumption is determined using a combination of historical and implied volatility of our common stock. The Company believes that using a combination of historical and market-based implied volatility from traded options on JDSU common stock is a better indicator of expected volatility and future stock price trends than relying solely on historical volatility. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. When estimating forfeitures, the Company considers voluntary termination behavior as well as future workforce reduction programs. Estimated forfeiture rates are trued-up to actual forfeiture as the stock-based awards vest. The total fair value of the equity awards, net of forfeiture, is recorded on a straight-line basis (except for performance based Full Value Awards and options with market conditions which are amortized based upon graded vesting method) over the requisite service periods of the awards, which is generally the vesting period.

Comprehensive Income (Loss)

The Company’s accumulated other comprehensive income (loss) consists of the accumulated net unrealized gains or losses on available-for-sale investments, foreign currency translation adjustments, and pension liability. At June 27, 2009 and June 28, 2008, the Company had a balance of net unrealized loss of $5.5 million and $3.8 million, respectively, on available-for-sale investments. At June 27, 2009 and June 28, 2008, the Company had $12.5 million and $65.3 million, respectively, of foreign currency translation gains.

The components of comprehensive income (loss), net of tax, were as follows (in millions):

	Years Ended
	June 27, 2009	June 28, 2008	June 30, 2007
Net loss	$(866.4)	$(21.7)	$(26.3)
Other comprehensive income (loss):
Net change in unrealized gains (losses) on investments, net of tax	(0.4)	(0.6)	5.8
Net change in cumulative translation adjustment, net of tax	(52.8)	28.5	15.2
Net change in defined benefit obligation, net of tax	(0.8)	7.5	—

Net change in other comprehensive income	(54.0)	35.4	21.0

Comprehensive income (loss)	$(920.4)	$13.7	$(5.3)

At June 27, 2009 and June 28, 2008, balances for the components of accumulated other comprehensive income were as follows (in millions):

	Years Ended
	June 27, 2009	June 28, 2008
Unrealized losses on investments	$(4.2)	$(3.8)
Noncredit portion of losses related to previously recorded other-than-temporary impairments upon adoption of FAS 115-2	(1.3)	—
Foreign currency translation gains	12.5	65.3
Defined benefit obligation, net of tax	15.6	16.4

Accumulated other comprehensive income	$22.6	$77.9

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In April 2009, the FASB amended the existing guidance on determining whether an impairment for investments in debt securities is other-than-temporary. The new guidance was effective for the Company’s fourth quarter of fiscal 2009 and resulted in a net pre-tax decrease to accumulated deficit and a corresponding increase to accumulated other comprehensive income of $1.3 million for the portion of other-than-temporary impairments recorded in earnings in previous period on one of the securities in the Company’s portfolio at June 27, 2009 that are related to factors other than credit and would not have been required to be recognized in earnings had the new guidance been effective for those periods.

The change between fiscal 2009 and 2008 for foreign currency translation was mainly related to the impairment of goodwill recorded in foreign currencies and the strengthening of the US Dollar.

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

SFAS 109 provides for recognition of deferred tax assets if the realization of such deferred tax assets is more likely than not to occur. With the exception of certain international jurisdictions, the Company has determined that at this time it is more likely than not that deferred tax assets attributable to the remaining jurisdictions will not be realized, primarily due to uncertainties related to its ability to utilize its net operating loss carryforwards before they expire based on its recent years history of losses. Accordingly, the Company has established a valuation allowance for such deferred tax assets. If there is a change in the Company’s ability to realize its deferred tax assets, then its tax provision may decrease in the period in which it determines that realization is more likely than not.

On July 13, 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement 109” (“FIN 48”). The Company adopted FIN 48 on July 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109, and prescribes a recognition threshold and measurement attributes for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on recognition, classification, and disclosure of tax positions.

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

The recognition and measurement of current taxes payable or refundable and deferred tax assets and liabilities requires that the Company make certain estimates and judgments. Changes to these estimates or a change in judgment may have a material impact on the Company’s tax provision in a future period.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in millions, except per share data):

	Years Ended
	June 27, 2009	June 28, 2008	June 30, 2007
Numerator:
Net loss	$(866.4)	$(21.7)	$(26.3)

Denominator:
Weighted-average number of common shares outstanding	215.6	223.8	211.7

Net loss per share—basic and diluted	$(4.02)	$(0.10)	$(0.12)

As the Company incurred net losses for the years ended 2009, 2008, and 2007, potential dilutive securities from stock options, employee stock purchase plan (“ESPP”), Full Value Awards, and Zero Coupon Senior Convertible Notes have been excluded from the diluted net loss per share computations as their effect was deemed anti-dilutive.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the weighted average potentially dilutive securities excluded from the computation because their effect would have been anti-dilutive (in millions):

	Years Ended
	June 27, 2009	June 28, 2008	June 30, 2007
Stock options and ESPP	15.5	16.7	18.6
Restricted shares and stock units	7.7	3.0	0.8
Zero coupon senior convertible notes	0.8	5.5	11.7
1% senior convertible notes	12.4	14.0	14.0

Total potentially dilutive securities	36.4	39.2	45.1

Asset Retirement Obligations

Asset retirement obligations (“ARO”) are legal obligations associated with the retirement of long-lived assets. These liabilities are initially recorded at fair value and the related asset retirement costs are capitalized by increasing the carrying amount of the related assets by the same amount as the liability. Asset retirement costs are subsequently depreciated over the useful lives of the related assets. Subsequent to initial recognition, the Company records period-to-period changes in the ARO liability resulting from the passage of time and revisions to either the timing or the amount of the original estimate of undiscounted cash flows. The Company de-recognizes ARO liabilities when the related obligations are settled. At June 27, 2009 and June 28, 2008, $7.3 million and $1.2 million of ARO was included in the Consolidated Balance Sheets in “Other current liabilities” and the remainder of $6.6 million and $11.9 million was included in “Other non-current liabilities”.

(in millions)	Balance at Beginning of Period	Liabilities Incurred	Liabilities Settled	Accretion Expense	Revisions to Estimates	Balance at End of Period
Asset Retirement Obligations:
Year ended June 27, 2009	$13.1	0.4	(0.4)	0.5	0.3	$13.9
Year ended June 28, 2008	$10.4	1.3	(0.2)	1.0	0.6	$13.1

Subsequent Events

In accordance with Statement of Financial Accounting Standard No. 165, “Subsequent Events” (“SFAS 165”), we evaluate events or transactions that occur after the balance sheet date but before financial statements are issued for potential recognition or disclosure in the financial statements. The issuance of financial statements is the earlier of when the financial statements are widely distributed to all shareholders and other financial statements users or filed with SEC. The Company has evaluated all subsequent events through August 24, 2009, the date the financial statements were issued, and no additional items were noted that need to be disclosed.

Note 2. Recent Accounting Pronouncements

SFAS No. 168

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. SFAS 168 also replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” given that once in effect, the Codification will carry the same level of authority. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statement.

SFAS No. 167

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends FASB Interpretation No. 46(R), “Variable Interest Entities” for determining whether an entity is a variable interest entity (“VIE”) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under SFAS 167, an enterprise has a controlling financial interest when it has a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. SFAS 167 also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. SFAS 167 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. SFAS No. 167 is effective for the Company beginning in the first quarter of fiscal 2011. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 167 on its consolidated financial statements.

SFAS No. 166

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets (“SFAS 140”), an amendment of SFAS. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. The Board’s objective in issuing this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This Statement must be applied to transfers occurring on or after the effective date. SFAS No. 166 is effective for the Company beginning in the first quarter of fiscal 2010. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statement.

SFAS No. 165

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. For nonrecognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity will be required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made. In addition, SFAS 165 requires an entity to disclose the date through which subsequent events have been evaluated. SFAS No. 165 was effective for the Company beginning in the fourth quarter of fiscal 2009 and was required to be applied prospectively. The adoption of SFAS 165 had no material effect on its consolidated financial statements.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FASB Staff Positions FAS 115-2 and FAS 124-2

In April 2009, the FASB issued FASB Staff Positions (FSPs) No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, and FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. These FSPs address concerns about (1) recording impairment charges on investments in debt instruments, (2) measuring the fair value of financial instruments when the markets become inactive and quoted prices may reflect distressed transactions, and (3) disclosure of fair values of certain financial instruments in interim financial statements. These FSPs were effective for the Company beginning in the fourth quarter of fiscal 2009. The adoption of these FSPs had no material effect on its consolidated financial statements.

FASB Staff Position FAS 141(R)-1

In April 2009, the FASB issued FASB Staff Position (FSP) No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”. The FSP addresses concerns raised by constituents about certain implementation issues related to the accounting for assets and liabilities arising from contingencies under FAS 141(R), “Business Combinations”. Specifically, the FASB decided that the general requirements in FAS 141 for acquired contingencies should be carried forward without significant revision. Accordingly, under the FSP, assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period. Otherwise, companies would typically account for those acquired contingencies using existing guidance. This FSP is effective for the Company beginning in fiscal year 2010 but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions it consummates after the effective date.

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

FASB Staff Positions APB 14-1

In May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion (Including Partial Cash Settlement)”. FSB No. APB 14-1 applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. The FSP is effective for fiscal years (and interim periods within those fiscal years) beginning after December 15, 2008 and is to be applied retrospectively to all past periods presented—even if the instrument has matured, converted, or otherwise been extinguished as of the FSP’s effective date. The Company will adopt FSP No. APB 14-1 in the first quarter of fiscal 2010.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s adoption of FSP No. APB 14-1 affects its 1% Senior Convertible Notes due 2026 (“Convertible Notes”). The Company expects the adoption of FSP No. APB 14-1 will result in higher interest expense for fiscal 2006 through fiscal 2013, assuming the holders will require JDSU to repurchase the Convertible Notes at a cash price equal to 100% of the principal amount plus accrued and unpaid interest on May 15, 2013, the earliest date when the holders can exercise such right. The additional interest expense, excluding the corresponding impact of income taxes, to be recognized for fiscal 2007 through fiscal 2013 is estimated to be in the range from $15.0 million to $20.0 million. The Company also estimates the adoption of FSP No. APB 14-1 will result in a lower gain on repurchase of 1% Senior Convertible Notes for fiscal 2009 in the range of $20.0 million to $30.0 million. In addition, the Convertible Notes balance will be significantly reduced along with a corresponding increase in its Stockholders’ Equity. As the date of the filing of this Form 10-K, we are still in the process of finalizing the analysis on the overall impact on adoption, including the calculation of the impact of income taxes.

FASB Staff Positions FAS 142-3

In April 2008, the FASB issued FASB Staff Position (FSP) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. The final FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets”. The FSP is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141 (revised 2007), “Business Combinations”, and other US generally accepted accounting principles. The FSP is effective for the Company beginning in the first quarter of fiscal 2010. The Company believes the adoption of this FSP will have no material effect on its consolidated financial statements.

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

FSP 157-2

In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), to provide enhanced guidance when using fair value to measure assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements. SFAS 157 applies whenever other pronouncements require or permit assets or liabilities to be measured at fair value and, while not requiring new fair value measurements, may change current practices. In February 2008, the FASB issued Staff Positions 157-2 (FSP 157-2) amending FAS 157 to delay the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008. This FSP is effective for the Company beginning in the first quarter of fiscal 2010. The Company believes the adoption of this FSP will have no material effect on its consolidated financial statements.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The transaction was accounted for as a purchase in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”); therefore, the tangible assets acquired were recorded at fair value on the acquisition date. The allocation of the purchase price was based, in part, upon a valuation.

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill, which represents the excess of the purchase price over the fair value of tangible and identified intangible assets acquired, is not being amortized but will be reviewed annually for impairment, or more frequently if impairment indicators arise, in accordance with Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). In part, goodwill reflected the competitive advantages the Company expected to realize from ABNH’s standing in the optical security industry. Goodwill has been assigned to the Advanced Optical Technologies segment and is not expected to be deductible for tax purposes. See “Note 7. Goodwill” for more details related to ABNH impairment in fiscal 2008 and fiscal 2009.

ABNH’s results of operations have been included in the Company’s consolidated financial statements subsequent to the date of acquisition. The financial information in the table below summarizes the combined results of operations of the Company and ABNH, on a pro forma basis, as though the companies had been combined as of the beginning of each of the years presented:

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

The transaction was accounted for as a purchase in accordance with FAS 141, therefore, the tangible assets acquired were recorded at fair value on the acquisition date. The allocation of the purchase price was based, in part, upon a valuation.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Goodwill, which represents the excess of the purchase price over the fair value of tangible and identified intangible assets acquired, is not being amortized but will be reviewed annually for impairment, or more frequently if impairment indicators arise, in accordance with SFAS 142. In part, goodwill reflected the competitive advantages the Company expected to realize from Westover’s standing in the fiber optic inspection and cleaning solution industry. Goodwill has been assigned to the Communications Test and Measurement segment and is not expected to be deductible for tax purposes.

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

The Company was obligated to pay contingent cash consideration of up to $7.0 million if certain revenue targets were achieved during the 3 years from acquisition date through January 31, 2010. As the revenue target was met for the first phase from January 7, 2008 through January 31, 2009, the consideration of $4.0 million was paid in February 2009 and increased the recorded value of goodwill. As the revenue target for the second phase is

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

highly likely to be met by July 31, 2009, an additional consideration of $2.0 million was accrued in June 2009 and increased the recorded value of goodwill. The Company impaired the full amount of the increased goodwill in fiscal 2009 as a result of its goodwill impairment review. See “Note 7. Goodwill” for more details.

Fiscal 2007 Acquisitions

Innocor Ltd.

In May 2007, the Company purchased Innocor Ltd. (“Innocor”) for $19.4 million in cash, including $0.3 million of direct transaction costs incurred in connection with the acquisition. In addition, JDSU was obligated to pay contingent cash consideration of up to approximately $4.0 million if certain revenue targets were achieved during the thirteen months from acquisition date through fiscal year end 2008. As the revenue targets were met within the timeframe specified, the additional consideration of $4.0 million was accrued for during fiscal 2008 and increased the recorded value of goodwill.

Innocor is a provider of broadband test solutions for network equipment manufacturers. The merger strengthened JDSU’s position in the North American lab and production markets and helped grow the Company’s business in the Europe-Middle East-Africa and Asia and Pacific regions. Innocor is included in JDSU’s Communications Test and Measurement segment.

The transaction was accounted for as a purchase in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”); therefore, the net tangible assets acquired were recorded at fair value on the acquisition date. The allocation of the purchase price was based, in part, upon a valuation.

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Innocor’s developed product technology provided multiprotocol and bit error rate production testing for network equipment manufacturers.

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

Goodwill, which represents the excess of the purchase price over the fair value of tangible and identified intangible assets acquired, reflected the competitive advantages the Company expected to realize from Innocor’s standing in the wireless industry. Goodwill has been assigned to the Communications Test and Measurement segment and is not expected to be deductible for tax purposes.

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

Picolight is a designer and manufacturer of optical pluggable transceivers. The acquisition of Picolight strengthened the Company’s position in high-growth pluggable optics for the enterprise market and added an established, vertically integrated manufacturing model. Picolight is included in JDSU’s CCOP segment.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The transaction was accounted for as a purchase in accordance with Statement of SFAS 141; therefore, the net tangible assets acquired were recorded at fair value on the acquisition date. The allocation of the purchase price was based, in part, upon a valuation.

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

Goodwill, which represents the excess of the purchase price over the fair value of tangible and identified intangible assets acquired, reflected the competitive advantages the Company expected to realize from Picolight’s standing in the data communication industry. Goodwill has been assigned to the CCOP segment and is not expected to be deductible for tax purposes.

Picolight’s results of operations have been included in the Company’s consolidated financial statements subsequent to the date of acquisition. The financial information in the table below summarizes the combined results of operations of the Company and Picolight, on a pro forma basis, as though the companies had been combined as of the beginning of each of the years presented:

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The transaction was accounted for as a purchase in accordance with SFAS 141; therefore, the net tangible assets acquired were recorded at fair value on the acquisition date. The allocation of the purchase price was based, in part, upon a valuation.

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

A portion of the purchase price was allocated to developed product technology. Casabyte’s developed product technology enables mobile service providers to actively monitor and improve the quality of service delivered to customers. The Income Approach, which is based on the premise that the value of an asset is the present value of its future earning capacity, was the primary valuation technique employed. A discount rate of 13.5% was applied to developed product technology.

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

Note 4. Balance Sheet and Other Details

Accounts Receivable Reserves and Allowances

The components of account receivable reserves and allowances were as follows (in millions):

	Years Ended
	June 27, 2009	June 28, 2008
Allowance for doubtful accounts	$2.3	$4.7
Allowance for sales returns and other	0.1	0.3

Total accounts receivable reserves and allowances	$2.4	$5.0

The activities and balances for allowance for doubtful accounts are as follows (in millions):

	Balance at Beginning of Period	Charged to Costs and Expenses	Deduction(1)	Balance at End of Period
Allowance for doubtful accounts:
Year ended June 27, 2009	$4.7	$2.7	$(5.1)	$2.3
Year ended June 28, 2008	4.8	0.3	(0.4)	4.7
Year ended June 30, 2007	5.2	0.8	(1.2)	4.8

(1)	Write-offs of uncollectible accounts, net of recoveries.

Inventories

Inventories are stated at the lower of cost or market, and include material, labor, and manufacturing overhead costs. The components of inventories were as follows (in millions):

	Years Ended
	June 27, 2009	June 28, 2008
Deferred cost of sales	$11.5	$14.5
Finished goods	52.3	51.6
Work in process	33.6	56.3
Raw materials and purchased parts	47.4	66.5

Total inventories	$144.8	$188.9

During fiscal 2009, 2008, and 2007, the Company recorded write-downs of inventories of $12.9 million, $24.6 million, and $40.0 million, respectively.

The Company also sold previously written-down inventories of $13.8 million, $17.2 million, and $17.5 million during fiscal 2009, 2008, and 2007, respectively. In addition, the Company has an active scrap program and typically disposes of inventory that has been written down through the use of scrap dealers or physical

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

disposal/destruction. During fiscal 2009, 2008, and 2007, the Company scrapped $38.5 million, $31.2 million, and $33.9 million of previously written-down inventory, respectively.

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

Property, Plant and Equipment, Net

The components of property, plant and equipment, net were as follows (in millions):

	Years Ended
	June 27, 2009	June 28, 2008
Land	$17.1	$17.3
Buildings and improvements	39.2	42.5
Machinery and equipment	289.9	298.6
Furniture, fixtures, software and office equipment	133.1	118.1
Leasehold improvements	57.6	61.8
Construction in progress	25.6	32.0

	562.5	570.3
Less: Accumulated depreciation	(371.4)	(357.1)

Property, plant and equipment, net	$191.1	$213.2

At June 27, 2009, property, plant and equipment, net included $22.7 million in land and buildings related to the Santa Rosa sale and leaseback transactions accounted for under the financing method. See “Note 5. Financing Obligation” for more detail.

During fiscal 2009, 2008, and 2007, the Company recorded $68.5 million, $65.2 million, and $61.4 million, respectively, of depreciation expense.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal 2009, the Company recorded $10.4 million of losses primarily related to the disposal of certain assets and liabilities related to manufacturing operations in Shenzhen, China. See “Note 9. Impairment of Intangibles and Loss on Long-Lived Assets” for more details. During fiscal 2008, and 2007, the Company recorded $3.6 million, and $5.3 million, respectively, of impairments in the carrying value of property, plant and equipment primarily as a result of impairment analyses or the write-off of disposed fixed assets, excluding asset write-downs associated with restructuring activities.

During fiscal 2009, the Company capitalized approximately $11.1 million of cost incurred for the purchase of perpetual software licenses, in accordance with SOP 98-1. The Company also entered into a 3-year payment plan agreement (“PPA”) with the supplier. Under this PPA, payments are on a quarterly basis starting the first quarter of fiscal 2010, therefore this purchase is accounted for as a non-cash investing activity for cash flow purposes.

Other Current Assets

The components of other current assets were as follows (in millions):

	Years Ended
	June 27, 2009	June 28, 2008
Prepaid assets	$25.9	$18.4
Deferred income tax	0.7	1.0
Receivables from Fabrinet	—	2.3
Other receivables	35.0	21.0
Other current assets	4.6	7.3

Total other current assets	$66.2	$50.0

Other Non-Current Assets

The components of other non-current assets were as follows (in millions):

	Years Ended
	June 27, 2009	June 28, 2008
Deposits	$3.1	$4.6
Deferred financing costs	2.9	5.1
Other	12.3	12.6

Total other non-current assets	$18.3	$22.3

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Current Liabilities

The components of other current liabilities were as follows (in millions):

	Years Ended
	June 27, 2009	June 28, 2008
Deferred revenue	$21.9	$35.7
Acquisition holdbacks and other related liabilities	2.7	6.0
Deferred compensation plan	4.9	6.8
VAT liabilities	4.6	6.8
Accrued expenses	56.0	85.4
Current portion of pension accrual	4.5	5.3
Other	13.0	5.0

Total other current liabilities	$107.6	$151.0

Other Non-Current Liabilities

The components of other non-current liabilities were as follows (in millions):

	Years Ended
	June 27, 2009	June 28, 2008
Pension accrual and post employment benefits	$74.4	$81.4
Deferred taxes	12.5	22.3
Restructuring accrual	5.4	5.8
Financing obligation	30.8	31.4
Non-current income taxes payable	17.4	35.5
Asset retirement obligations	6.6	11.9
Long-term notes payable	7.2	—
Other	20.0	30.0

Total other non-current liabilities	$174.3	$218.3

Interest and other income (loss)

The components of interest and other income were as follows (in millions):

	Years Ended
	June 27, 2009	June 28, 2008	June 30, 2007
Interest income	$18.9	$48.1	$57.6
Foreign exchange gains (losses), net	1.1	2.7	6.9
Proceeds from settlement of held-to-maturity debt security	—	—	5.1
Proceeds from Nortel class action settlement (1)	—	61.6	—
Gains on repurchase of Convertible Notes	42.4	11.1	6.3
Gain (loss) on equity investments	(0.9)	1.2	—
Other income (expense)	(2.7)	(4.6)	(2.9)

Total interest and other income	$58.8	$120.1	$73.0

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	In February 2001, the Company received approximately 65.7 million shares of Nortel Networks Corporation (“Nortel”) common stock in connection with the sale of its Zurich, Switzerland subsidiary to Nortel. Beginning in February 2001 Nortel has been involved with two class action lawsuits on behalf of persons who purchased Common Shares or call options on Common Shares or wrote (sold) put options on Common Shares during the period from October 24, 2000 through February 15, 2001 (“Nortel I Action”) in which the Company was an eligible class member, and on behalf of persons who purchased Common Shares or call options on Common Shares or wrote (sold) put options on Common Shares during the period from April 24, 2003 through April 27, 2004 (“Nortel II Action”). The Company began selling its Nortel common stock in 2001 and had sold all of its holdings by July 2005.

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

The Company has an ongoing obligation to remediate an environmental matter required by the North Coast Regional Water Quality Control Board which existed at the time of sale. Concurrent with the sale and lease back, the Company has issued an irrevocable letter of credit for $3.8 million as security for the remediation of the environmental matter that remains in effect until the issuance of a notice of no further action letter from the North Coast Regional Water Quality Control Board. In addition, the lease agreement for one building included an option to purchase at fair market value, at the end of the lease term. Due to these various forms of continuing involvement the transaction was recorded under the financing method in accordance with Statement of Financial Accounting Standards No. 98 “Accounting for Leases” (“SFAS 98”) and Statement of Financial Accounting Standards No. 66 “Accounting for Sales of Real Estate” (“SFAS 66”).

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

The guarantee of up to $3.8 million was accounted for in accordance with FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The present value of the guarantee approximates the liability of $0.9 million which was included in Other non-current liabilities as of June 27, 2009.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 27, 2009, $0.5 million was included in Other current liabilities, and $30.9 million was included in Other non-current liabilities.

As of June 27, 2009, future minimum financing payments during the initial term of the various leases are as follows (in millions):

Fiscal Years
2010	$2.6
2011	2.7
2012	2.8
2013	2.6
2014	2.6
Thereafter	8.8

Total	$22.1

The lease payments due under the agreement reset to fair market rental rates upon the Company’s execution of the renewal options.

Note 6. Investments and Fair Value Measurements

Available-For-Sale Investments

The Company’s investments in marketable debt and equity securities were primarily classified as available-for-sale investments.

At June 27, 2009, the Company’s available-for-sale investments were as follows (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt investments:
U.S. Treasuries & agencies	$205.8	$0.5	$—	$206.3
Municipal bonds & sovereign debt instruments	6.7	—	—	6.7
Asset-backed securities	60.3	2.2	(3.7)	58.8
Corporate securities	184.2	0.3	(0.4)	184.1

Total debt investments	457.0	3.0	(4.1)	455.9
Money market instruments and funds	193.5	—	—	193.5
Marketable equity investments	—	—	—	—

Total available-for-sale investments	$650.5	$3.0	$(4.1)	$649.4

Of the total estimated fair value, $243.4 million was classified as cash and cash equivalents and restricted cash, $393.4 million was classified as short-term investment and $12.6 million was classified as long-term investments. An additional $4.9 million of short-term investments representing assets of a deferred compensation plan were classified as trading securities.

The Company performed an impairment review of its investment portfolio quarterly. In April 2009, the Financial Accounting Standards Board (“FASB”) amended the existing guidance on determining whether impairment for investments in debt securities is other-than-temporary, FASB Staff Positions (“FSPs”) No. FAS 115-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. Effective in the fourth quarter of fiscal 2009, if the debt

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

security’s market value is below amortized cost and the Company either intends to sell the security or it is more likely than not that the Company will be required to sell the security before its anticipated recovery, the Company records an other-than-temporary impairment charge to investment income (loss) for the entire amount of the impairment. For the remaining debt securities, if an other-than-temporary impairment exists, the Company separates the other-than-temporary impairment into the portion of the loss related to credit factors, or the credit loss portion, and the portion of the loss that is not related to credit factors, or the noncredit loss portion. The credit loss portion is the difference between the amortized cost of the security and the Company’s best estimate of the present value of the cash flows expected to be collected from the debt security. The noncredit loss portion is the residual amount of the other-than-temporary impairment. The credit loss portion is recorded as a charge to earnings (loss), and the noncredit loss portion is recorded as a separate component of other comprehensive income (loss). Prior to the fourth quarter of fiscal 2009, the entire other-than-temporary impairment charge was recognized in net income (loss) for all debt securities.

When calculating the present value of expected cash flows to determine the credit loss portion of the other-than-temporary impairment, the Company estimates the amount and timing of projected cash flows, the probability of default and the timing and amount of recoveries on a security-by-security basis. These calculations use inputs primarily based on observable market data, such as credit default swap spreads, historical default and recovery statistics, rating agency data, credit ratings and other data relevant to analyzing the collectibility of the security. The amortized cost basis of a debt security is adjusted for any credit loss portion of the impairment recorded to earnings.

As a result of its adoption of this FSP in the fourth quarter of fiscal 2009, the Company reviewed all debt securities and all the conditions described above did not exist, except for one of the debt securities. As a result, the Company recorded a one-time adjustment to reclassify the $1.3 million noncredit portion of the $2.2 million other-than-temporary impairment loss recognized in the previous period related to one of its securities from accumulated deficit to accumulated other comprehensive income. The $1.3 million one-time adjustment was excluded from the gross unrealized losses table presented below.

During fiscal 2009, based on the quarterly impairment reviews performed and having considered the guidance in FASB Staff Positions (FSPs) No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, the Company recorded $18.4 million, net of other-than-temporary impairment in earnings, primarily consisting of $13.0 million related to a long-term privately held equity security accounted for under APB 18, “The Equity Method of Accounting for Investments in Common Stock”, approximately $3.2 million of investment losses due to the bankruptcy of Lehman Brothers, and $0.9 million of losses resulted from changes in credit spreads related to an asset-backed security due to the current significant weakening in market conditions.

At June 27, 2009, the Company’s gross unrealized losses on available-for-sale investments, aggregated by type of investment instrument were as follows (in millions):

	Less than 12 Months	Greater than 12 Months	Total
Asset-backed securities	0.6	3.1	3.7
Corporate securities	—	0.4	0.4

Total gross unrealized losses	$0.6	$3.5	$4.1

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At June 27, 2009, the Company’s short-term investments classified as trading assets were as follows (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt investments	$0.6	$—	$—	$0.6
Money market instruments and funds	0.6	—	—	0.6
Marketable equity investments	5.7	0.3	(2.3)	3.7

Total trading assets classified as short-term investments	$6.9	$0.3	$(2.3)	$4.9

At June 27, 2009, contractual maturities of the Company’s debt investments from available-for-sale investments and trading assets were as follows (in millions):

	Amortized Cost	Estimated Fair Value
Amounts maturing in less than 1 year	$386.5	$388.2
Amounts maturing in 1 – 5 years	62.9	63.2
Amounts maturing more than 5 years	8.2	5.1

Total debt investments	$457.6	$456.5

At June 28, 2008, the Company’s available-for-sale investments were as follows (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt investments:
U.S. Treasuries & agencies	$178.6	$0.5	$(0.3)	$178.8
Municipal bonds & sovereign debt instruments	4.8	—	—	4.8
Asset-backed securities	163.7	1.0	(2.3)	162.4
Corporate securities	309.6	0.8	(0.7)	309.7

Total debt investments	656.7	2.3	(3.3)	655.7
Money market instruments and funds	189.5	—	—	189.5
Marketable equity investments	0.1	—	—	0.1

Total available-for-sale investments	$846.3	$2.3	$(3.3)	$845.3

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

Marketable Equity Investments

During fiscal 2009, the Company recorded net gains on sale of investments of $1.8 million. The fair value of the Company’s marketable equity securities at June 27, 2009 was zero.

During fiscal 2008, the Company recorded net gains on sale of investments of $2.4 million primarily due to the sale of fixed income securities for a net gain of $1.0 million and the sale of equity investments in BaySpec, Inc. (“BaySpec”) and Nufern, Inc. (“Nufern”) for net gains of $0.5 million and $0.5 million, respectively. These equity investments had a combined carrying value of zero at June 30, 2007. The fair value of our marketable equity securities at June 28, 2008 was approximately $0.1 million.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-Term Investments

The components of the Company’s long-term investment were as follows (in millions):

	Years Ended
	June 27, 2009	June 28, 2008
Available-for-sale debt securities	$12.6	$12.5
Non-marketable cost method investments	2.5	11.5
Non-marketable equity method investments	—	1.6

Total long-term investments	$15.1	$25.6

Fair Value Measurements

Assets measured at fair value are summarized below (in millions):

		Fair value measurement as of June 27, 2009
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market instruments and funds	$193.5	$180.4	$10.3	2.8
Fixed income available for sale securities	455.9	77.2	378.7	—
Trading securities	4.9	4.9	—	—

Total assets (1)	$654.3	$262.5	$389.0	$2.8

(1)	$233.1 million included in cash and cash equivalents, $398.3 million in short-term investments, $10.3 million in restricted cash, and $12.6 million in long-term investments on the Company’s consolidated balance sheet.

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of June 27, 2009 (in millions):

	Total	The Reserve Fund	Lehman Brothers securities
Balance as of June 28, 2008	$—	$—	$—
Transfer from Level 1	36.6	33.9	2.7
Other-than-temporary impairment recorded	(3.2)	(0.5)	(2.7)

Balance as of September 27, 2008	33.4	33.4	—
Cash receipt from The Reserve Fund	(26.8)	(26.8)	—

Balance as of December 27, 2008	6.6	6.6	—
Cash receipt from The Reserve Fund	(2.3)	(2.3)	—

Balance as of March 28, 2009	4.3	4.3	0.0
Cash receipt from The Reserve Fund	(1.5)	(1.5)	—

Balance as of June 27, 2009	$2.8	$2.8	$0.0

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

Total financial assets at fair value classified within Level 3 were less than 0.2% of total assets on the Company’s consolidated balance sheet as of June 27, 2009.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7. Goodwill

Goodwill

The following table presents the changes in goodwill allocated to the reportable segments (in millions):

	Communications & Commercial Optical Products	Communications Test & Measurement	Advanced Optical Technologies	All Other, Commercial Lasers	Total
Balance as of June 30, 2007	$201.9	$447.4	$28.9	$31.8	$710.0
Acquisitions (*):
ABNH	—	—	65.9	—	65.9
Westover	—	25.8	—	—	25.8
SFAS No. 142 impairment charges	—	(12.5)	(24.5)	—	(37.0)
Purchase price adjustment related to the achievement of milestones (*)	—	4.0	—	—	4.0
Translation adjustment	—	28.3	—	—	28.3
Other purchase price adjustment	—	1.2	(2.0)	—	(0.8)

Balance as of June 28, 2008	201.9	494.2	68.3	31.8	796.2
Reclassification due to change in business segments	29.9	—	—	(29.9)	—
SFAS No. 142 impairment charges	(233.5)	(448.2)	(60.0)	—	(741.7)
Purchase price adjustment related to the achievement of milestones (*)	—	6.0	—	—	6.0
Translation adjustment	—	(51.8)	—	—	(51.8)
Other purchase price adjustment	1.7	(0.2)	0.0	(1.9)	(0.4)

Balance as of June 27, 2009	$—	$—	$8.3	$—	$8.3

*	See “Note 3. Mergers and Acquisitions” of the Notes to Consolidated Financial Statements for detail.

During the second quarter of fiscal year 2009, the Company changed its reporting structure to combine the All Others, Commercial Lasers business segment with the Optical Communications business segment and formed a new business segment, Communications and Commercial Optical Products. As a result, there are three reportable segments, Communications Test and Measurement, Communications and Commercial Optical Products, and Advanced Optical Technologies, as of June 27, 2009. At June 30, 2008, $31.8 million of the former All Others, Commercial Lasers segment is included in the Communications and Commercial Optical Products segment.

Impairment of Goodwill

Fiscal 2009:

The Company reviews goodwill for impairment annually during the fourth quarter of the fiscal year or more frequently if events or circumstances indicate that an impairment loss may have occurred. In the second quarter of fiscal 2009, in connection with the impact of weakening market conditions on the Company’s forecasts and a sustained, significant decline in the market capitalization to a level lower than the net book value of the Company, the Company concluded that triggering events existed and were required to test long-lived assets and

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

goodwill for impairment, in accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) and SFAS 142 “Goodwill and Other Intangible Asset” (“SFAS 142”).

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

Under the first step of the SFAS 142 analysis, the income approach, which estimates the fair value based on the future discounted cash flows, and the market approach, which estimates the fair value based on comparable market prices, are considered. The fair value of the reporting units was determined based on the income approach and then compared to the results of the market approach for reasonableness. The Company assumed a cash flow period of 10 years, long-term annual growth rates of 4.1% to 20.5%, discount rates of 19.2% to 31.7% and terminal value growth rates of 4% to 5%. The discount rates are higher than the ones used in the last annual impairment test due to the increase in the inherent risks in the CommTest and CCOP products market that the Company serves. The Company believes that the assumptions and rates used in the interim impairment test under SFAS 144 and SFAS 142 are reasonable, but they are judgmental, and variations in any of the assumptions or rates could result in materially different calculations of impairment amounts. The sum of the fair values of the reporting units was reconciled to the Company’s current market capitalization plus an estimated control premium. Based on the first step of the analysis, the Company determined that the carrying amounts of all reporting units, except Flex, were in excess of their fair value. The result of the preliminary analysis indicated that there would be no remaining implied value attributable to goodwill in its COPG reporting unit within the AOT segment and its CCOP reporting unit within the CCOP segment. Accordingly, the Company wrote off all $254.4 million of goodwill associated with these reporting units in fiscal year 2009. The Company was required to perform the second step analysis on CommTest and ASG reporting units to determine the amount of the impairment loss.

Under the second step of the SFAS 142 analysis, the implied fair value of goodwill requires valuation of a reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, goodwill is deemed impaired and is written down to the extent of the difference. As a result, the Company impaired the value of its goodwill by $487.3 million on CommTest and ASG reporting units in fiscal year 2009. For CommTest and ASG, the second step goodwill impairment test estimate assumed the carrying value of assets approximated their fair value. With regard to CommTest reporting unit, the goodwill impairment charge of $448.2 million approximated the difference between the reporting unit’s fair value and its carrying value. With

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

regard to ASG reporting unit, the goodwill impairment charge of $39.1 million approximated the full amount of the goodwill associated with this reporting unit.

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

As the result of the annual impairment test, the Company recorded a $12.5 million goodwill impairment related to the da Vinci reporting unit within the Communications Test and Measurement segment. The impairment for da Vinci was the result of delayed product introduction and acceptance of next generation color and image enhancement products. See “Note 8 Acquired Technology and Other Intangibles” for details regarding the impairment of intangibles for da Vinci. The Company also recorded a $24.5 million goodwill impairment related to the Authentication Solution Group (“ASG”) (formerly ABNH, the business we acquired in February 2008) reporting unit within the Advanced Optical Technologies segment. The impairment for the ASG was the result of lower than expected demand for transaction card products due to trouble in the U.S. Banking industry.

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

Note 8. Acquired Technology and Other Intangibles

The following tables present details of the Company’s acquired technology and other intangibles (in millions):

As of June 27, 2009:	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$458.5	$(238.7)	$219.8
Other	241.1	(138.3)	102.8

Total intangibles	$699.6	$(377.0)	$322.6

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 28, 2008:	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$460.3	$(190.5)	$269.8
Other	265.8	(119.5)	146.3

Total intangibles	$726.1	$(310.0)	$416.1

Other intangibles consists of patents, trademarks, trade names, proprietary know-how and trade secrets, assembled workforce, customer and secure government relationships, customer backlog, and non-competition agreements.

During fiscal 2009, 2008, and 2007, the Company recorded $75.9 million, $79.3 million, and $67.0 million, respectively, of amortization related to acquired technology and other intangibles. The following table presents details of the Company’s amortization (in millions):

	Years Ended
	June 27, 2009	June 28, 2008	June 30, 2007
Cost of sales	$48.9	$49.3	$40.2
Operating expense	27.0	30.0	26.8

Total	$75.9	$79.3	$67.0

During fiscal 2009, 2008, and 2007, the Company recorded $7.7 million, $8.4 million, and zero, respectively, of impairments in the carrying value of acquired technology and other intangibles as a result of impairment analyses performed in accordance with SFAS 144. The $7.7 million consists of $4.9 million and $2.8 million recorded in cost of sales and operating expenses, respectively. See “Note 7. Goodwill” for discussion on impairment review.

Based on the carrying amount of other intangibles as of June 27, 2009, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Years Ended June 27,
2010	$67.8
2011	65.0
2012	62.3
2013	47.0
2014	22.0
Thereafter	58.5

Total amortization	$322.6

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9. Impairment of Intangibles and Loss on Long-Lived Assets

During fiscal 2009, 2008, and 2007, the Company recorded $18.1 million, $10.7 million and $7.8 million, respectively, of impairments in the carrying value of its long-lived assets in accordance with SFAS 144 and losses related to the disposal of fixed assets. The carrying values of assets held for sale at June 27, 2009 and June 28, 2008 were both zero. The following table summarizes the components of the impairments and losses of other long-lived assets (in millions):

	Years Ended
	June 27, 2009	June 28, 2008	June 30, 2007
Impairment of intangibles and loss on long-lived assets:
Assets held and used	$7.7	$8.8	$0.8
Assets held for sale	7.4	—	0.7
(Gain) loss on the sale of assets	(1.2)	(1.4)	1.7
Long-lived assets to be disposed of other than sale	4.2	3.3	4.6

Total impairments of intangibles and loss on long-lived assets	$18.1	$10.7	$7.8

Fiscal 2009

Assets Held and Used:

During fiscal 2009, the Company recorded an impairment charge of $7.7 million for certain intangible assets related to its da Vinci business. Out of this total, $4.9 million and $2.8 million were recorded in cost of sale and operating expenses, respectively. See “Note 8. Acquired Technology and Other Intangibles” for more detail.

Assets Held for Sale:

In February 2009 the Company entered into a definitive agreement to sell certain assets and liabilities related to manufacturing operations in Shenzhen, China (the “Disposal group”) to Sanmina-SCI and one of its subsidiaries (“the Buyer”). The related sale closed in the fourth quarter of fiscal 2009 on March 29, 2009. The Disposal group was historically part of the Communication and Commercial Optical Products Segment. Concurrently, the Company entered into an agreement where the Buyer would manufacture and supply certain of the Company’s products.

The Company recorded a loss of $7.4 million in connection with the sale of Shenzhen facilities in fiscal 2009. The loss was calculated as follows (in millions):

Gross proceeds	$30.0
Less: adjustment for inter-company payment	(5.4)
Less: carrying value of assets	(30.8)
Less selling costs	(1.2)

Loss	$(7.4)

The loss is recorded in the Consolidated Statements of Operations as a component of Loss and impairment of long-lived assets.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

To the extent that the Buyer does not consume certain acquired inventory within specified limited timeframes, the Company has agreed to prepay the Buyer for such inventory. The title to the related inventory remains with the Buyer. The prepayment account will be included in the Consolidated Balance Sheets as a component of Other current assets.

Sale of Assets:

During fiscal 2009, we recorded a gain of $1.2 million for the sale of assets.

Asset Disposal Other than Sale:

During fiscal 2009, we recorded a charge of $4.2 million for the disposal of assets other than sale primarily related to accelerated depreciation of Micralyne, Louisville, and Picolight sites.

Fiscal 2008

Assets Held and Used

During fiscal 2008, the Company recorded an impairment charge of $0.4 million for certain assets related to the Company’s Santa Rosa, California facility and in the fourth quarter recorded impairment charges of $8.4 million for certain intangible assets related to its da Vinci business. Out of this total, $4.0 million and $4.4 million were recorded in cost of sale and operating expenses, respectively.

Sale of Assets

During fiscal 2008, the Company recorded a gain of $1.4 million for the sale and disposal of assets.

Assets to be Disposed of Other Than Sale

During fiscal 2008, the Company recorded a loss of $3.3 million for the disposal of assets related to its Singapore and Ottawa facilities.

Fiscal 2007

Assets Held and Used

In the second quarter of fiscal 2007, the Company recorded impairment charges of $0.8 million for certain assets related to its Santa Rosa, California facility.

Assets Held for Sale

In the first quarter of fiscal 2007, the Company recorded impairment charges of $0.7 million related to the sale of its Rochester, Minnesota facility.

Sale of Assets

During fiscal 2007, the Company recorded losses of $1.7 million on the sale of assets primarily relating to the transfer of assets to Fabrinet.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets to be Disposed of Other Than Sale

During fiscal 2007, the Company recorded losses of $4.6 million on assets to be disposed of other than sale primarily relating to a $3.7 million impairment charge for the cancellation of a software program implementation at our Eningen, Germany facility, and write-offs resulting from a physical count of fixed assets.

Note 10. Convertible Debt and Letters of Credit

The following table presents details of the Company’s long-term debt as of June 27, 2009 and June 28, 2008 (in millions):

	Years Ended
	June 27, 2009	June 28, 2008
1% senior convertible notes	$325.0	$425.0
Zero coupon senior convertible notes	0.2	83.0

Total convertible debt	325.2	508.0
Less: current portion	(0.2)	(83.0)

Total long-term debt	$325.0	$425.0

Based on quoted market prices, as of June 27, 2009 and June 28, 2008, the fair market value of the 1% Senior Convertible Notes was approximately $238.9 million and $334.9 million, respectively, and the fair market value of the Zero Coupon Senior Convertible Notes was approximately $0.2 million and $80.8 million, respectively. The fair values of Convertible Notes are based on quoted prices in active markets. Changes in fair market value reflect both the change in the market price of the notes and the impact of the partial repurchase of the 1% Senior Convertible Notes and Zero Coupon Senior Convertible Notes during fiscal year 2009.

The Company was in compliance with all debt covenants as of June 27, 2009.

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company has considered the guidance in Emerging Issues Task Force (“EITF”) Abstract No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“EITF 98-5”), and has determined that the notes do not contain a beneficial conversion feature as the fair value of the Company’s common stock on the date of issuance was less than the initial conversion price. The notes contain two embedded derivatives; a contingent interest provision, which expired upon the filing of a registration statement on December 7, 2006, and a bond parity clause. The remaining embedded derivative, the bond parity clause, had a zero fair value as of June 27, 2009. The Company will be re-measuring the embedded derivatives each reporting period, as applicable and changes in fair value will be reported in the Consolidated Statements of Operations.

During fiscal 2009, the Company repurchased $100.0 million aggregate principal amount of the Notes for $56.6 million in cash. In connection with the repurchase, a gain of $42.4 million was recognized in interest and other income (loss), net of the write-off of debt issuance costs. After giving effect to the repurchase, the total

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amount of 1% Senior Convertible Notes outstanding as of June 27, 2009 was $325.0 million. The repurchase effectively reduced the number of conversion shares potentially issuable in relation to the 1% Senior Convertible Notes by approximately 3.3 million from 14.0 million to 10.7 million.

The $9.1 million of costs incurred in connection with the issuance of the notes were capitalized and are being amortized to interest expense on a straight-line basis for seven years which approximates the charge using the effective interest method. As of June 27, 2009, the unamortized portion of the issuance costs related to the notes was $3.9 million and is included in “Other current assets” and “Other non-current assets” on the Consolidated Balance Sheets.

Zero Coupon Senior Convertible Notes

On October 31, 2003, the Company completed the sale of $475.0 million aggregate principal amount of Zero Coupon Senior Convertible Notes due in 2010. The notes were issued for cash consideration in a private placement to the initial purchasers, Morgan Stanley & Co. Incorporated, Goldman Sachs & Co., and CIBC World Markets Corp. The initial purchasers resold the notes to qualified institutional investors in accordance with Rule 144A under the Securities Act of 1933, as amended. Proceeds from the notes amounted to $462.3 million after issuance costs. The notes do not bear interest and are convertible into the Company’s common stock at a conversion price of $39.52 per share. Each $1,000 principal amount is initially convertible into 25.3036 shares of the Company’s common stock upon the satisfaction of certain conditions. Therefore, at issuance the notes were convertible in the aggregate into approximately 12.0 million shares of common stock. The Company has the right to redeem the notes beginning November 15, 2008. Holders of the notes may require the Company to repurchase the notes on November 15, 2008. In addition, under certain circumstances holders may require the Company to convert the notes into shares of the Company’s common stock, if the closing sale price of its common stock exceeds 110% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. Conditions required to trigger this conversion right have not occurred. As of June 27, 2009, the zero coupon convertible notes are classified as current based on the Company’s expectation that they will be retired within one year.

Between March 2007 and March 2009, the Company repurchased or redeemed $474.8 million aggregate principal amount of the notes for $455.1 million in cash. In connection with the repurchase, a gain of $19.7 million was recognized in interest and other income (loss), net of the write-off of debt issuance costs. After giving effect to the repurchase, the total amount of Zero Coupon Senior Convertible Notes outstanding as of June 27, 2009 was $0.2 million. The repurchase effectively reduced the number of conversion shares potentially issuable in relation to the Zero Coupon Notes by approximately 12.0 million from 12.0 million to 4,656.

The $12.7 million of costs incurred in connection with issuance of the notes were capitalized and amortized to interest expense on a straight-line basis over a five year period ended December 27, 2008.

Outstanding Letters of Credit

As of June 27, 2009, the Company had 11 standby letters of credit totalling $16.1 million.

Note 11. Restructuring and Related Charges

The Company continues to take advantage of opportunities to further reduce costs through targeted, customer-driven restructuring events intended to consolidate the Company and rationalize the manufacture of its products based on core competencies and cost efficiencies, together with the need to align the business in

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

response to the current significant weakening in market conditions. As of June 27, 2009 the Company’s total restructuring accrual was $22.0 million.

During fiscal 2009, the Company recorded $38.7 million in restructuring and related charges which included $26.1 million for severance and benefits, $7.9 million for manufacturing transfer costs incurred and $4.7 million for lease costs. These charges were primarily related to the further consolidation of the Company’s manufacturing operations. This further consolidation will account for the termination of 2,814 employees—602 in North America, 2,103 in Asia, and 109 in Europe. Of these reductions to headcount, 2,453 were in manufacturing, 130 in research and development and 231 in sales, general and administration functions. As of June 27, 2009, 2,563 of these employees have been terminated. Payments related to severance and benefits are expected to be paid off by the third quarter of fiscal 2016 and payments related to lease costs are expected to be paid by the fourth quarter of fiscal 2014. The related charges are primarily associated with the move from one contract manufacturer to another.

During fiscal 2008, the Company recorded $6.7 million in restructuring and related charges which included $6.2 million for severance and benefits, $0.2 million for manufacturing transfer cost and $0.3 million for lease costs for additional restructured space. These charges were primarily related to the further consolidation of the Company’s manufacturing operations. This further consolidation will account for the termination of 159 employees—114 in North America, 29 in Asia, 15 in Europe and 1 in Latin America. Of these reductions to headcount, 95 were in manufacturing, 25 in research and development and 39 in sales, general and administration functions. As of June 27, 2009, 149 of these employees have been terminated. Payments related to severance and benefits are expected to be paid off by the third quarter of fiscal 2013 and payments related to lease costs are expected to be paid by the fourth quarter of fiscal 2012. In addition during fiscal 2008, the Company also recorded a lease exit charge, net of assumed sub-lease income, of $5.4 million related to the Ottawa facility that was included in selling, general and administrative expenses. The payments related to these lease costs are expected to be paid by the third quarter of fiscal 2018.

During fiscal 2007, the Company recorded $14.7 million in restructuring and related charges which included $5.6 million for severance and benefits, $11.2 million for manufacturing transfer cost, and $(2.1) million for lease costs which include $(2.5) million gain on the settlement of lease obligations, $0.6 million for additional restructured space, and $(0.2) million to adjust accruals on previously restructured leases. These charges were primarily related to the further consolidation of the Company’s manufacturing operations. This further consolidation will account for the termination of 241 employees—237 in North America and 4 in Asia. Of these reductions to headcount, 182 were in manufacturing, 41 in research and development and 18 in sales, general and administration functions. As of June 27, 2009, 189 of these employees have been terminated. In the third quarter of fiscal 2008, the Company decided that 52 employees located in North America would not be terminated, and as a result, a restructuring accrual of $0.1 million was reversed. Payments related to severance and benefits are expected to be paid off by the second quarter of fiscal 2009 and payments related to lease costs are expected to be paid by the first quarter of fiscal 2014.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the various restructuring plans (in millions):

	Workforce Reduction	Facilities and Equipment	Lease Costs	Total	Other Lease Exit Costs
Accrual balance as of July 1, 2006	$10.2	$—	$25.7	$35.9	$—
Restructuring and related charges	5.6	11.2	(2.1)	14.7	—
Adjustment from non-restructuring accounts	0.3	—	0.1	0.4	—
Cash payments	(12.0)	(11.2)	(14.6)	(37.8)	—
Amount charged to goodwill	0.3	—	—	0.3	—

Accrual balance as of June 30, 2007	4.4	—	9.1	13.5	—
Restructuring and related charges	6.2	0.2	0.3	6.7	—
Adjustment from non-restructuring accounts	—	—	—	—	5.4
Cash payments	(6.5)	(0.2)	(2.3)	(9.0)	—
Amount charged to goodwill	0.3	—	—	0.3	0.6

Accrual balance as of June 28, 2008	4.4	—	7.1	11.5	6.0
Restructuring and related charges	26.1	7.9	4.7	38.7	(0.5)
Adjustment from non-restructuring accounts	(2.7)	—	0.5	(2.2)	—
Cash payments	(15.6)	(7.9)	(3.2)	(26.7)	(0.4)
Amount charged to intangible assets	0.7	—	—	0.7	—

Accrual balance as of June 27, 2009	$12.9	$—	$9.1	$22.0	$5.1

The total restructuring accrual is disclosed in the Company’s Consolidated Balance Sheets as follows (in millions):

	Years Ended
	June 27, 2009	June 28, 2008
Current	$16.6	$5.7
Non-current	5.4	5.8

Total	$22.0	$11.5

The non-current portion of the restructuring accrual is included as a component of “Other non-current liabilities” in the Company’s Consolidated Balance Sheets. In addition, restructuring expenses are not allocated to the reporting segments level.

Other lease exit costs are included in other liabilities as follows (in millions):

	Years Ended
	June 27, 2009	June 28, 2008
Current	$1.0	$0.3
Non-current	4.1	5.7

Total	$5.1	$6.0

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12. Income Taxes

The Company’s loss before income taxes consisted of the following (in millions):

	Years Ended
	June 27, 2009	June 28, 2008	June 30, 2007
Domestic	$(657.6)	$(13.8)	$(22.7)
Foreign	(211.1)	(5.5)	(1.6)

Loss before income taxes	$(868.7)	$(19.3)	$(24.3)

The Company’s income tax expense (benefit) consisted of the following (in millions):

	Years Ended
	June 27, 2009	June 28, 2008	June 30, 2007
Federal:
Current	$(5.5)	$—	$(0.4)
Deferred	(2.2)	0.8	0.6

	(7.7)	0.8	0.2

State:
Current	(0.5)	1.0	1.2
Deferred	(0.3)	(0.9)	(1.2)

	(0.8)	0.1	—

Foreign:
Current	10.0	0.4	7.7
Deferred	(3.8)	1.1	(5.9)

	6.2	1.5	1.8

Total income tax expense (benefit)	$(2.3)	$2.4	$2.0

During fiscal 2009, Congress enacted the Housing Assistance Tax Act of 2008, which was signed by the President on July 30, 2008, and extended by the American Recovery and Reinvestment Act of 2009, which was signed by the President on February 17, 2009. The Act provides that a taxpayer may elect to forego bonus depreciation on certain additions of qualified eligible property purchased and placed in service between April 1, 2008 and December 31, 2009 and, in turn, claim a refundable credit for a portion of its unused AMT and research credits.

The federal current tax benefit primarily relates to the refund attributable to the Company’s unused research credits. The federal and the state deferred tax benefit primarily relates to the book write off of tax deductible goodwill. The foreign current expense primarily relates to the Company’s profitable operations in certain foreign jurisdictions. The foreign deferred tax benefit primarily relates to the amortization of foreign intangibles under SFAS 142.

There was no material tax benefit associated with exercise of stock options for the fiscal years ended June 27, 2009, June 28, 2008 and June 30, 2007.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the Company’s income tax expense (benefit) at the federal statutory rate to the income tax expense (benefit) at the effective tax rate is as follows (in millions):

	Years Ended
	June 27, 2009	June 28, 2008	June 30, 2007
Income tax benefit computed at federal statutory rate	$(303.6)	$(6.7)	$(8.5)
Foreign rate differential	0.3	(1.1)	(5.4)
Reduction of goodwill	212.2	12.9	—
Valuation allowance	86.7	0.6	19.9
Reversal of previously accrued taxes	(0.4)	(4.1)	(2.8)
China tax rate change	—	—	(2.7)
Withholding tax	2.5	2.7	—
Tax credits	(6.1)	(1.0)	—
Other	6.1	(0.9)	1.5

Income tax expense (benefit)	$(2.3)	$2.4	$2.0

The components of the Company’s net deferred taxes consisted of the following (in millions):

	Years Ended
	June 27, 2009	June 28, 2008	June 30, 2007
Gross deferred tax assets:
Tax credit carryforwards	$153.6	$156.6	$105.0
Net operating loss carryforwards	2,312.1	2,311.2	2,393.0
Inventories	15.2	13.7	27.0
Accruals and reserves	17.5	26.5	21.9
Other	103.5	87.9	74.0
Acquisition-related items	220.2	205.8	227.0

Gross deferred tax assets	2,822.1	2,801.7	2,847.9
Valuation allowance	(2,676.6)	(2,652.5)	(2,677.9)

Deferred tax assets	145.5	149.2	170.0

Gross deferred tax liabilities:
Acquisition-related items	(111.2)	(145.7)	(165.9)
Undistributed foreign earnings	(29.7)	(19.6)	(17.9)
Other	(15.7)	(2.0)	(0.3)

Deferred tax liabilities	(156.6)	(167.3)	(184.1)

Total net deferred tax liabilities	$(11.1)	$(18.1)	$(14.1)

As of June 27, 2009, the Company had federal, state and foreign tax net operating loss carryforwards of $5,756.7 million, $2,638.6 million and $763.5 million, respectively, and federal, state and foreign research and other tax credit carryforwards of $63.4 million, $33.0 million and $63.0 million, respectively. Of this amount, approximately $12.6 million when realized will be credited to additional paid-in capital. The Company’s policy is to account for the utilization of tax attributes under a with-and-without approach. The tax net operating loss and tax credit carryforwards will expire at various dates through 2029 if not utilized. Utilization of the tax net operating losses may be subject to a substantial annual limitation due to the ownership change limitations

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

provided by the Internal Revenue Code and similar state and foreign provisions. Loss carryforward limitations may result in the expiration or reduced utilization of a portion of the Company’s net operating losses.

U.S. income and foreign withholding taxes associated with the repatriation of earnings of foreign subsidiaries have not been provided on $50.4 million of undistributed earnings for certain foreign subsidiaries. The Company intends to reinvest these earnings indefinitely outside of the United States. The Company estimates that no material additional U.S. income or foreign withholding taxes would have to be provided if these earnings were repatriated back to the U.S.

The valuation allowance increased by $24.1 million in fiscal 2009, decreased by $25.4 million in fiscal 2008, and increased by $90.2 million in fiscal 2007. The increase during fiscal 2009 was primarily due to increases in domestic and foreign tax net operating losses sustained during the year, offset by utilization and expiration of domestic and foreign net operating losses. The decrease during fiscal 2008 was primarily due to the increase of the deferred tax liabilities resulting from acquired intangibles which was partially offset by an increase in domestic and foreign tax net operating losses sustained during the fiscal year. The increase in the valuation allowance in fiscal 2007 was primarily due to increases in domestic and foreign tax net operating losses sustained during the fiscal year, valuation allowances on acquired companies, which were partially offset by increases in acquisition related deferred tax liabilities, and changes to loss carryforwards resulting from tax audits.

Approximately $514.7 million of the valuation allowance as of June 27, 2009 was attributable to pre-fiscal 2006 windfall stock option deductions, the benefit of which will be credited to paid-in-capital if and when realized through a reduction in income tax payable. Beginning with fiscal 2006, the Company began to track the windfall stock option deductions off balance sheet, as required by SFAS 123(R). If and when realized, the tax benefit associated with those deductions will be credited to additional paid-in-capital.

During fiscal 2008, China adopted transitional rules regarding the 2007 Unified Enterprise Income Tax Law which took effect on January 1, 2008. Pursuant to the transitional rules of the new law, an 18% statutory tax rate applies for the 2008 calendar year and increases each year until calendar year 2012 when it reaches a 25% statutory rate. The measurement of the Company’s deferred taxes in China has been calculated taking into account the new transition rules.

During fiscal 2007, China adopted a new Unified Enterprise Income Tax Law which took effect on January 1, 2008. Pursuant to the law, a new 25% statutory tax rate applies to most companies beginning January 1, 2008, subject to certain transitional rules and other potential special incentives. During fiscal 2007, there were the uncertainties as to how the final transitional rules may impact phase-in of the new tax rate; the Company measured the increase in its deferred taxes assuming a prorated introduction of the new tax rate over a five year period which resulted in a $2.7 million net tax benefit.

As a result of the adoption of FIN 48, the Company had $76.4 million of liabilities for unrecognized tax benefits. The adoption resulted in a reclassification of certain tax liabilities in the amount of $40.6 million from current to non-current and no significant cumulative impact to the accumulated deficit.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

Balance at July 1, 2007	$76.4
Additions based on the tax positions related to the current year	3.0
Additions based on the tax positions related to the prior year	0.5
Reductions for lapse of statute of limitations	(8.7)
Increases due to foreign currency rate fluctuation	0.7

Balance at June 28, 2008	71.9
Additions based on the tax positions related to the current year	2.5
Additions based on the tax positions related to the prior year	0.3
Reductions for lapse of statute of limitations	(0.5)
Reductions due to foreign currency rate fluctuation	(4.9)

Balance at June 27, 2009	$69.3

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

Included in the balance of unrecognized tax benefits at June 27, 2009 are $6.1 million of tax benefits that, if recognized, would impact the effective tax rate. Also included in the balance of unrecognized tax benefits at June 27, 2009 are $63.2 million of tax benefits that, if recognized, would result in adjustments to the valuation allowance.

Upon adoption of FIN 48, the Company’s policy to recognize accrued interest and penalties related to unrecognized tax benefits within the income tax provision did not change. The amount of interest and penalties accrued as of July 27, 2009 and June 28, 2008 was approximately $27.4 million and $30.1 million, respectively. During fiscal 2009 the Company’s accrued interest and penalties was reduced by $2.7 million primarily because of foreign currency rate fluctuations. Due to the uncertainties related to current examinations in various jurisdictions, other changes could occur in the amount of unrecognized tax benefits during the next twelve months which the Company is unable to estimate at this time.

The following table summarizes the Company’s major tax jurisdictions and the tax years that remain subject to examination by such jurisdictions as of June 27, 2009:

Tax Jurisdictions	Tax Years
United States	2005 and onward
Canada	2002 and onward
China	2004 and onward
France	2006 and onward
Germany	2004 and onward

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Exchangeable Shares of JDS Uniphase Canada Ltd.

On June 30, 1999, in connection with the merger with JDS FITEL, JDS Uniphase Canada Ltd., a subsidiary of the Company, adopted an Exchangeable Share Rights Plan (the “Exchangeable Rights Plan”) substantially equivalent to the Company’s Rights Agreement. Under the Exchangeable Rights Plan, each exchangeable share issued has an associated right (an “Exchangeable Share Right”) entitling the holder of such Exchangeable Share Right to acquire additional exchangeable shares on terms and conditions substantially the same as the terms and conditions upon which a holder of shares of common stock is entitled to acquire either 1/1,000 share of the Company’s Series B Preferred Stock or, in certain circumstances, shares of common stock under the Company’s Rights Agreement. The definitions of beneficial ownership, the calculation of percentage ownership and the number of shares outstanding and related provisions of the Company’s Rights Agreement and the Exchangeable Rights Plan apply, as appropriate, to shares of common stock and exchangeable shares as though they were the same security. The Exchangeable Share Rights are intended to have characteristics essentially equivalent in economic effect to the Rights granted under the Company’s Rights Agreement. The Company has the right to force conversion of the exchangeable shares in fiscal 2014.

Stock Repurchase Program

On May 15, 2008, the Company’s Board of Directors authorized the Company to repurchase up to $200 million of its common stock through open market or private transactions during a two year period ending May 14, 2010. During fiscal 2009, the Company repurchased approximately 7.6 million shares of common stock in open market purchases at an average price of $11.40 per share. The total purchase price of $86.8 million was reflected as a decrease to common stock based on the stated par value per share with the remainder to accumulated deficit. During fiscal 2008, the Company repurchased approximately 9.6 million shares of common

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock in open market purchases at an average price of $11.76 per share. The total purchase price of $113.2 million was reflected as a decrease to common stock based on the stated par value per share with the remainder to accumulated deficit. All common shares repurchased under this program have been cancelled and retired.

Note 14. Stock-Based Compensation

Stock-Based Benefit Plans

Stock Option Plans

As of June 27, 2009, the Company had 23.2 million shares of stock options and full value awards issued and outstanding to employees and directors under the Company’s 2005 Acquisition Equity Incentive Plan (the “2005 Plan”), Amended and Restated 2003 Equity Incentive Plan (the “2003 Plan”), and various other plans the Company assumed through acquisitions. During the second quarter of fiscal 2007, the 1996 Non-qualified Stock Option Plan (“1996 Plan”) expired and there were no outstanding options from the 1996 Plan. The exercise price for stock options is equal to the fair value of the underlying stock at the date of grant. Options generally become exercisable over a four-year period and, if not exercised, expire from five to ten years after the date of grant.

On November 14, 2006, the Company’s shareholders approved an amendment and restatement of the 2003 Plan, under which (1) 12,500,000 shares of Common Stock were added to the pool of shares reserved for issuance under the 2003 Plan and (2) all future grants of “Full Value Awards” (as defined below) will reduce the share reserve by one and one-half shares for each share subject to such Awards. On November 12, 2008, the Company’s shareholders approved the following amendments to the 2003 Equity Incentive Plan. The first amendment increased the number of shares that may be issued under 2003 Equity Plan by 12,000,000. The second amendment increased the maximum number of shares granted to any employee in any fiscal year to 1,000,000. As of June 27, 2009, 14.2 million shares of common stock, primarily under the 2003 Plan, were available for grant.

On August 17, 2005, the Company’s Board of Directors adopted and approved the Flexible Stock Incentive—2005 Plan (the “2005 Plan”). Pursuant to Section 3(a) of the 2005 Plan, and in accordance with the registration requirements of the Securities Act of 1933, the Company registered 16.0 million shares, which have been reserved for issuance under the 2005 Plan. The adoption and approval of the 2005 Plan did not affect any of the options granted under the Flexible Stock Incentive—Amended and Restated 1993 Plan which was adopted in fiscal 1993, as amended, and currently outstanding, all of which remain exercisable in accordance with their terms.

Employee Stock Purchase Plans

In June 1998, the Company adopted the JDS Uniphase Corporation 1998 Employee Stock Purchase Plan, as amended (the “1998 Purchase Plan”). The 1998 Purchase Plan, which became effective August 1, 1998, provides eligible employees with the opportunity to acquire an ownership interest in the Company through periodic payroll deductions and provides a discounted purchase price as well as a look-back period. The 1998 Purchase Plan is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986. However, the 1998 Purchase Plan is not intended to be a qualified pension, profit sharing or stock bonus plan under Section 401(a) of the Internal Revenue Code of 1986 and is not subject to the provisions of the Employee Retirement Income Security Act of 1974. The 1998 Purchase Plan will terminate upon the earlier of August 1, 2018 or the date on which all shares available for issuance have been sold. Of the 50.0 million shares authorized to be issued under the 1998 Purchase Plan, 0.8 million shares remained available for issuance as of June 27, 2009.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective with the purchase period that began on February 1, 2006, the 1998 Purchase Plan was modified to provide a 5% discount and a six month look-back period. Previously, the 1998 Purchase Plan had provided a 15% discount and up to a two year look-back period.

Full Value Awards

“Full Value Awards” are Restricted Stock, Restricted Stock Units, Deferred Stock Units, Performance Units, and Performance Shares that are granted with a per share or unit purchase price below 100% of Fair Market Value on the date of grant. They are exercised immediately upon vesting. These Full Value Awards are performance based, time based, or a combination of performance and time based and expected to vest over one to four years. The fair value of the Full Value Awards is based on the closing market price of the Company’s common stock on the date of award.

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

As required by SFAS 123(R), management has made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. The impact on the Company’s results of operations of recording stock-based compensation by function for fiscal years 2009, 2008, and 2007 was as follows (in millions):

	Years Ended
	June 27, 2009	June 28, 2008	June 30, 2007
Cost of sales	$6.7	$5.3	$4.1
Research and development	9.1	10.2	7.4
Selling, general and administrative	34.8	33.8	18.2

	$50.6	$49.3	$29.7

Approximately $1.2 million of stock-based compensation was capitalized to inventory at June 27, 2009.

Stock Option Activity

The weighted average exercise price of options granted during the year ended June 27, 2009 was $3.62 per share, and the weighted average fair value of options granted during fiscal 2009 was $2.11 per share. The total intrinsic value of options exercised during the year ended June 27, 2009 was $0.2 million. In connection with

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

these exercises, the tax benefit realized by the Company was immaterial due to the fact that the Company has no material benefit in foreign jurisdictions and a full valuation allowance on its domestic deferred tax assets.

The Company issues new shares of common stock upon exercise of stock options. All new hire stock option grants vest over four years with 25% vesting on the first anniversary of the date of grant and 6.25% vesting every quarter thereafter. Focal stock option grants vest over three or four years with various vesting schedules. During fiscal 2009, the Company started granting performance-based options with market conditions (“the market-condition options”) to named executives. The market-condition options are amortized based upon the graded vesting method.

As of June 27, 2009, $18.6 million of unrecognized stock-based compensation cost related to stock options remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 2.3 years.

The following is a summary of options activities (amount in millions except per share amounts):

	Options Outstanding
	Number Of Shares	Weighted-Average Exercise Price
Balance as of July 1, 2006	21.5	$77.74
Granted	2.1	15.19
Exercised	(0.5)	11.75
Forfeited	(1.4)	18.43
Canceled	(2.1)	109.15

Balance as of June 30, 2007	19.6	73.65
Granted	1.6	5.80
Exercised	(1.6)	6.30
Forfeited	(1.1)	17.74
Canceled	(3.4)	167.41

Balance as of June 28, 2008	15.1	56.71
Granted	5.0	3.62
Exercised	—	—
Forfeited	(0.9)	15.99
Canceled	(2.4)	123.17

Balance as of June 27, 2009	16.8	33.65

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes significant ranges of outstanding and exercisable options as of June 27, 2009:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (‘000)	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (‘000)
$ 0.00 — 10.00	5,063,951	7.6	$3.68	$10,343	165,648	5.9	$5.20	$164
10.01 — 20.00	4,074,208	4.1	13.90	—	3,519,030	3.9	13.73	—
20.01 — 30.00	4,847,690	3.6	23.44	—	4,131,641	3.4	23.53	—
30.01 — 100.00	2,191,231	1.7	41.14	—	2,183,645	1.7	41.17	—
100.01 — 200.00	13,841	0.3	173.35	—	13,841	0.3	173.35	—
200.01 — 700.00	555,845	0.9	397.15	—	555,845	0.9	397.15	—
700.01 — 1,200.00	75,321	0.9	848.36	—	75,321	0.9	848.36	—

	16,822,087	4.6	33.65	$10,343	10,644,971	3.1	49.17	$164

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $5.70 as of June 27, 2009, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of June 27, 2009 was 0.1 million. As Full Value Awards are exercised immediately upon vesting, there were none exercisable as of June 27, 2009.

Employee Stock Purchase Plan (“ESPP”) Activity

The compensation expense in connection with the Company’s employee stock purchase plan for the year ended June 27, 2009 was $0.9 million. The expense related to the plan is recorded on a straight-line basis over the relevant subscription period.

The following table summarizes the shares issued and the fair market value at purchase date, pursuant to the Company’s employee stock purchase plan during the year ended June 27, 2009:

Purchase date	January 30, 2009	July 31, 2008
Shares Issued	615,645	287,222
Fair market value at purchase date	$3.63	$10.93

As of June 27, 2009, $0.1 million of unrecognized stock-based compensation cost related to ESPP remains to be amortized. That cost is expected to be recognized through the first quarter of fiscal 2010.

Full Value Awards

During the year ended June 27, 2009, the Compensation Committee of the Company’s Board of Directors approved the grant of 3.3 million Full Value Awards to the Company’s Board of Directors and employees. Time based Full Value Awards are amortized on a straight-line basis over the probable vesting periods. Performance based Full Value Awards are amortized based upon the graded vesting method. During fiscal years 2009, 2008 and 2007, the Company recorded $32.6 million, $29.9 million and $7.6 million of such compensation expenses, respectively.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 27, 2009, $41.8 million of unrecognized stock-based compensation cost related to Full Value Awards remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 2.1 years.

A summary of the status of the Company’s nonvested Full Value Awards as of June 27, 2009 and changes during the same period is presented below (amount in millions, except per share amounts):

	Full Value Awards
	Performance shares	Non- performance shares	Total number of shares	Weighted-average grant-dated fair value
Nonvested at July 1, 2006	0.3	0.7	1.0	$19.94
Awards granted	0.8	3.0	3.8	13.71
Awards vested	—	(0.2)	(0.2)	20.09
Awards forfeited	(0.1)	(0.1)	(0.2)	19.19

Nonvested at June 30, 2007	1.0	3.4	4.4	14.53
Awards granted	0.2	4.5	4.7	12.87
Awards vested	—	(1.4)	(1.4)	15.27
Awards forfeited	(0.2)	(0.5)	(0.7)	15.72

Nonvested at June 28, 2008	1.0	6.0	7.0	13.14
Awards granted	0.6	2.7	3.3	5.14
Awards vested	(0.5)	(2.1)	(2.6)	12.65
Awards forfeited	(0.4)	(0.9)	(1.3)	12.63

Nonvested at June 27, 2009	0.7	5.7	6.4	9.38

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

Valuation Assumptions

The Company estimates the fair value of stock options using a Black-Scholes-Merton (BSM) valuation model. The fair value is estimated on the date of grant using the BSM option valuation model with the following weighted-average assumptions:

	Employee Stock Option Plans			Employee Stock Purchase Plans
	2009	2008	2007	2009	2008	2007
Expected term (in years)	4.68	4.30	4.35	0.50	0.50	0.50
Expected volatility	73%	45%	47%	47%	46%	50%
Risk-free interest rate	1.80%	4.49%	4.75%	1.97%	3.36%	5.17%
Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Expected Term: The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior.

Expected Volatility: The Company determined that a combination of the implied volatility of its traded options and historical volatility of its stock price based on the expected term of the equity instrument most appropriately

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reflects market expectation of future volatility. Implied volatility is based on traded options of the Company’s common stock with a remaining maturity of six months or greater.

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

Note 15. Employee Benefit Plans

Employee 401(k) Plans

The Company sponsors the JDS Uniphase Corporation Employee 401(k) Retirement Plan (the “401(k) Plan”), a Defined Contribution Plan under ERISA, which provides retirement benefits for its eligible employees through tax deferred salary deductions. The 401(k) Plan allows employees to contribute up to 50% of their annual compensation, with such contributions limited to $16,500 in calendar year 2009 as set by the Internal Revenue Service.

Effective January 1, 2007, the Plan provided for a 100% match of employees’ contributions up to the first 3% of annual compensation and 50% match on the next 2% of compensation. Effective January 1, 2009, through the remainder of fiscal 2009, there was no Company match. Future matching contributions will be made at the Company’s discretion. All matching contributions are made in cash and vest immediately. The Company’s matching contributions to the 401(k) Plan were $2.6 million, $6.6 million, and $6.8 million in fiscal 2009, 2008, and 2007, respectively.

The Company also provides a non-qualified retirement plan for the benefit of certain eligible employees in the U.S. This plan is designed to permit employee deferral of a portion of salaries in excess of certain tax limits and deferral of bonuses. This plan’s assets are designated as trading assets in the Company’s Consolidated Balance Sheets. See “Note 6. Investments” for more detail.

Employee Defined Benefit Plans

The Company sponsors qualified and non-qualified pension plans for certain past and present employees in the UK and Germany. The Company also is responsible for the nonpension postretirement benefit obligation of a previously acquired subsidiary. The plans have been closed to new participants and no additional service costs are being accrued. Benefits are generally based upon years of service and compensation or stated amounts for each year of service. As of June 27, 2009 the UK plan was partially funded while the other plans were unfunded. The Company’s policy for funded plans is to make contributions equal to or greater than the requirements prescribed by law or regulation. The Company anticipates making a contribution of approximately $0.3 million during fiscal 2010. For unfunded plans, the Company pays the postretirement benefits when due. Future estimated benefit payments are summarized below. No other required contributions to defined benefit plans are expected in fiscal 2010. The funded plan assets consist primarily of managed investments.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table presents the components of the net periodic cost for the pension and benefits plans (in millions):

	Pension Benefits			Other Post Retirement Benefit Plans
	2009	2008	2007	2009	2008	2007
Service cost	$—	$—	$—	$—	$—	$0.1
Interest cost	5.8	6.2	5.4	0.1	0.1	0.3
Expected return on plan assets	(1.4)	(1.5)	(1.4)	—	—	—
Recognized actuarial gains	(0.5)	(0.1)	—	(0.1)	(0.1)	—

Net periodic benefit cost	$3.9	$4.6	$4.0	$—	$—	$0.4

The Company’s accumulated other comprehensive income includes unrealized net actuarial gains. The amount expected to be recognized in net periodic benefit cost during fiscal 2010 is $0.5 million.

The changes in the benefit obligations and plan assets of the pension and benefits plans were (in millions):

	Pension Benefits		Other Post Retirement Benefit Plans
	2009	2008	2009	2008
Change in benefit obligation:
Benefit obligation at beginning of year	$113.7	$110.8	$0.8	$0.8
Service cost	—	—	—	—
Interest cost	5.8	6.2	0.1	0.1
Actuarial (gains)/losses	(1.3)	(9.4)	(0.1)	(0.1)
Benefits paid	(7.7)	(5.4)	—	—
Plan amendment and curtailment	—	—	—	—
Foreign exchange impact	(13.4)	11.5	—	—

Benefit obligation at end of year	$97.1	$113.7	$0.8	$0.8

Change in plan assets:
Fair value of plan assets at beginning of year	$28.3	$24.4	$—	$—
Actual return on plan assets	(1.0)	—	—	—
Employer contributions	4.5	9.6	—	—
Benefits paid	(7.7)	(5.4)	—	—
Foreign exchange impact	(4.7)	(0.3)	—	—

Fair value of plan assets at end of year	$19.4	$28.3	$—	$—

Funded status	$(77.7)	$(85.4)	$(0.8)	$(0.8)

Accumulated benefit obligation	$97.1	$113.7

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the fourth quarter of fiscal 2009 and fiscal 2008, the Company contributed GBP 0.2 million and GBP 2.5 million or approximately $0.3 million and $4.9 million, respectively, to its UK pension plan. These contributions allowed the Company to substantially comply with regulatory funding requirements.

From April 8 through May 23, 2008 the UK pension plan offered lump-sum cash payments to deferred pensioners opting to transfer out of the plan. Deferred pensioners are plan beneficiaries not yet drawing pension benefits. Deferred pensioners transferring out of the plan surrendered the right to receive future pension payments. Initially, 55 deferred pensioners accepted the transfer out offer and were expected to receive total lump-sum cash payments of approximately GBP 2.2 million or $4.4 million from pension assets during fiscal 2009. In fiscal 2008, the Company accounted for the transfer out offer as a settlement and recorded a gain of $46,000 in its Consolidated Statement of Operations. The Company made lump-sum payments in fiscal 2009 of approximately GBP 1.9 million or $3.1 million to 40 deferred pensioners. At year end, lump-sum payments for 10 deferred pensioners totaling approximately GBP 0.2 million or $0.3 million were pending the submission of necessary transfer documents. Five deferred pensioners subsequently withdrew from the transfer out offer.

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

	Pension Benefits			Other Post Retirement Benefit Plans
	2009	2008	2007	2009	2008	2007
Weighted-average assumptions used to determine net periodic cost for the year ended June 27:
Discount rate	6.00%	6.00%	5.25%	6.00%	5.50%	5.50%
Expected long-term return on plan assets	5.98	6.50	6.00	—	—	—
Rate of compensation increase	2.00	2.25	1.90	—	—	—
Heath care cost trend rate	N/A	N/A	N/A	—	—	—

Weighted-average assumptions used to determine benefit obligation at June 27:
Discount rate	6.00%	6.00%	5.25%	6.00%	5.50%	5.50%
Rate of compensation increase	2.00	2.25	1.90	—	—	—

For the Company’s funded pension plan, the asset allocation at year end was as follows:

	2009	2008
Equities	27%	25%
Bonds	73	58
Cash and other	—	17

Total	100%	100%

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reflects the total expected benefit payments to defined benefit pension plan participants. These payments have been estimated based on the same assumptions used to measure the Company’s PBO at year end and include benefits attributable to estimated future compensation increases.

(in millions)	Pension Benefits	Other Post Retirement Benefit Plans
2010	$5.1	$—
2011	4.9	0.1
2012	4.9	—
2013	5.3	—
2014	5.6	0.1
2015 and Thereafter	71.3	0.2

Note 16. Related Party Transactions

Fabrinet Co. (“Fabrinet”)

During fiscal 2009, Fabrinet, a privately held contract manufacturing company in which the Company has a long-term investment, was both a customer and supplier. The purchases and sales of items between the Company and Fabrinet have been evaluated for accounting under Emerging Issues Task Force Abstract No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products” (“EITF 01-09”). Based on this evaluation, the Company determined that there is an identifiable benefit that was sufficiently separable from the customer’s purchase of the Company’s products and the fair value of that benefit was reasonably estimable in relation to sales to other third parties. As of June 27, 2009 and June 28, 2008, the carrying value of the Company’s investment in Fabrinet was $2.0 million.

The Fuzhou, China legal entities and certain assets of the Ewing and Mountain Lakes, New Jersey facilities were sold to Fabrinet in May 2005. The Company received a note of $10.7 million payable in quarterly installments over four years from Fabrinet and a receivable of $19.0 million for the inventory at Ewing and Mountain Lakes, New Jersey payable in quarterly installments over one year. At June 27, 2009, these amounts have been repaid in full.

Harmonic Inc. (“Harmonic”)

As of June 27, 2009, the Chairman of JDSU’s Audit Committee was also a member of the Board of Directors of Harmonic, a publicly held company which designs, manufactures and sells systems and software that enable network operators to provide a range of interactive and advanced digital services. Harmonic is a customer of the Company.

KLA-Tencor Corporation (“KLA-Tencor”)

As of June 27, 2009, one member of the Board of Directors of JDSU was also a member of the Board of Directors of KLA-Tencor, a publicly held company which provides process control and yield management solutions for the semiconductor manufacturing. KLA-Tencor is a customer of the Company.

Micralyne, Inc. (“Micralyne”)

Micralyne Inc., a privately held manufacturer of microfabricated and MEMS (Micro-Electro-Mechanical-Systems) based products in which the Company has a long-term investment, is a supplier of the Company. As of

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 27, 2009 and June 28, 2008, the carrying value of the Company’s investment in Micralyne was $0.5 million. During the first quarter of fiscal 2007, the Company signed two loan agreements with Micralyne to provide an equipment loan of up to $1.4 million and a working capital line of up to $1.6 million. As of June 27, 2009, the balances of these loans are zero and $0.1 million, respectively.

Transactions and balances with the Company’s related parties were as follows (in millions):

	Years Ended				Years Ended
	June 27, 2009	June 28, 2008	June 30, 2007		June 27, 2009	June 28, 2008
Sales:				Accounts Receivable:
Fabrinet *	$12.1	$18.4	$18.4	Fabrinet	$0.9	$9.0
Harmonic	0.6	1.0	—	Harmonic	—	—
KLA-Tencor	5.0	5.3	7.0	KLA-Tencor	0.7	1.8
Micralyne	—	—	—	Micralyne	—	—

	$17.7	$24.7	$25.4		$1.6	$10.8

Purchases:				Accounts Payable:
Fabrinet	$78.5	$96.5	$138.7	Fabrinet	$8.4	$19.5
Harmonic	—	—	—	Harmonic	—	—
KLA-Tencor	—	—	—	KLA-Tencor	—	—
Micralyne	2.8	1.3	1.4	Micralyne	—	—

	$81.3	$97.8	$140.1		$8.4	$19.5

*	Sales are related to sale of inventory

Note 17. Commitments and Contingencies

Operating Leases

The Company leases facilities under operating lease agreements that expire at various dates through fiscal 2018. As of June 27, 2009, future minimum annual lease payments under non-cancellable operating leases were as follows (in millions):

2010	$27.0
2011	21.0
2012	18.0
2013	14.6
2014	10.5
Thereafter	19.5

Total minimum operating lease payments	$110.5

Included in the future minimum lease payments table above is $9.1 million related to lease commitments in connection with the Company’s restructuring activities. See “Note 11. Restructuring and Related Charges” for more detail.

The aggregate future minimum rentals to be received under non-cancellable subleases totalled $1.8 million as of June 27, 2009. Rental expense relating to building and equipment was $27.5 million, $26.3 million, and $20.4 million in fiscal 2009, 2008, and 2007, respectively.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Capital Leases

As of June 27, 2009, the Company had one building lease in Beijing, China that was classified as a capital lease in accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases” (“SFAS 13”). As of June 27, 2009, the gross carrying amount of the building was $8.2 million and total accumulated amortization expense was $6.8 million. Amortization expense related to the building was included as part of the Company’s total depreciation expense. The building lease bears an interest rate of 5.2%.

The following table presents the future minimum lease payments under the capital leases together with the present value of the minimum lease payments as of June 27, 2009 (in millions):

2010	$1.0
2011	0.8
2012	—
2013	—
2014	—
Thereafter	—

Total minimum capital lease payments	1.8
Less: Amount representing interest	(0.1)

Present value of minimum capital lease payments	$1.7

Purchase Obligations

Purchase obligations of $128.8 million as of June 27, 2009, represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services. Obligations to purchase inventory and other commitments are generally expected to be fulfilled within one year.

Tax Matters

The Company has been subject to a Texas franchise tax audit related to allocated taxable surplus capital for Texas report years 2001, 2002, and 2003. While the Company believes that it is reasonably possible this audit may result in additional tax liabilities, based on currently available information, the Company believes the ultimate outcome of this audit will not have a material adverse effect on the Company’s financial position, cash flows or overall trends in results of operations. There is the possibility of a material adverse effect on the Company’s financial position, cash flows or overall trends in results of operations for the period in which this matter is ultimately resolved, if it is resolved unfavorably, or in the period in which an unfavorable outcome becomes probable. The range of the potential total tax liability related to these matters is estimated to be from $0 million to $36.9 million, plus interest and penalties.

Note 18. Operating Segments and Geographic Information

The Company evaluates its reportable segments in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) and the FASB’s Emerging Issues Task Force Abstracts No. 04-10, “Determining Whether to Aggregate Segments That Do Not Meet the Quantitative Thresholds” (“EITF No. 04-10”). The Company’s Chief Executive Officer,

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Thomas Waechter, is the Company’s Chief Operating Decision Maker (“CODM”) pursuant to SFAS 131. The CODM allocates resources to the segments based on their business prospects, competitive factors, net revenue and operating results. During the second quarter of fiscal year 2009, the Company changed its reporting structure to combine the All Others, Commercial Lasers business segment with the Optical Communications business segment to form a new business segment: Communications and Commercial Optical Products. For fiscal 2008, net revenue of $87.2 million and operating loss of $0.5 million of the former All Others, Commercial Lasers segment were included in the Communications and Commercial Optical Products segment. For fiscal 2007, net revenue of $95.9 million and operating gain of $4.2 million of the former All Others, Commercial Lasers segment were included in the Communications and Commercial Optical Products segment.

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The amounts shown as Corporate consist of certain unallocated corporate-level operating expenses. In addition, the Company does not allocate restructuring and related charges, income taxes, or non-operating income and expenses to its segments.

Information on reportable segments is as follows (in millions):

	Years Ended
	June 27, 2009	June 28, 2008	June 30, 2007
Net revenue:
Communications Test and Measurement	$606.2	$710.6	$635.2
Communications and Commercial Optical Products	481.1	614.1	592.0
Advanced Optical Technologies	208.4	206.5	170.0
Deferred revenue related to purchase accounting adjustment	(1.3)	(1.1)	(0.4)

Net revenue	$1,294.4	$1,530.1	$1,396.8

Operating income (loss):
Communications Test and Measurement	$83.4	$117.2	$96.7
Communications and Commercial Optical Products	(8.6)	20.3	(10.0)
Advanced Optical Technologies	80.3	76.8	52.6
Corporate	(127.9)	(136.6)	(127.8)

Total segment operating income	27.2	77.7	11.5
Unallocated amounts:
Stock based compensation	(50.6)	(49.3)	(29.7)
Acquisition-related charges and amortization of intangibles	(82.1)	(158.0)	(80.7)
Impairment of goodwill	(741.7)	37.0	—
Loss and impairment of long-lived assets	(13.2)	(10.7)	(7.8)
Restructuring and related charges	(38.7)	(6.7)	(14.7)
Realignment and other charges	(4.1)	(23.0)	2.2
Interest and other income	58.8	120.1	73.0
Interest expense	(7.7)	(8.8)	(7.1)
Gain on sale of investments	1.8	2.4	29.0
Impairment of investments	(18.4)	—	—

Loss before income taxes	$(868.7)	$(19.3)	$(24.3)

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company operates primarily in three geographic regions: Americas, Europe and Asia-Pacific. The following table presents net revenue and identifiable assets by geographic regions (in millions):

	Years Ended
	June 27, 2009	June 28, 2008
Net revenue:
Americas	$591.6	$803.1
Europe	402.1	436.0
Asia-Pacific	300.7	291.0

Total net revenue	$1,294.4	$1,530.1

Net revenue was assigned to geographic regions based on the customers’ shipment locations. Long-lived assets, namely net property, plant and equipment were identified based on the operations in the corresponding geographic areas.

	Years Ended
	June 27, 2009	June 28, 2008
Property, plant and equipment, net
United States	$112.7	$115.1
Other Americas	10.4	10.6
China	28.6	42.8
Other Asia-Pacific	16.5	18.2
Germany	17.6	21.2
Other Europe	5.3	5.3

Total long-lived assets	$191.1	$213.2

During fiscal 2009, 2008, and 2007, no customer accounted for more than 10% of net revenue.

Note 19. Guarantees

FASB Interpretation No. 45, or FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a tabular reconciliation of the changes of the entity’s product warranty liabilities.

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the changes in the Company’s warranty reserve during 2009 and 2008 (in millions):

	2009	2008
Balance as of beginning of year	$10.1	$10.3
Provision for warranty	5.6	8.5
Utilization of reserve	(2.7)	(4.6)
Adjustments related to pre-existing warranties (including changes in estimates)	(5.7)	(4.1)

Balance as of end of year	$7.3	$10.1

Other Guarantees

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of June 28, 2008 and June 27, 2009.

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 21. Subsequent Events

On July 8, 2009, the Company entered into a definitive agreement to acquire the Network Tools business of Finisar Corporation and closed the transaction on July 15, 2009. Under the terms of the agreement, the Company acquired the Network Tools business for approximately $40.6 million in cash.

The Company has evaluated all subsequent events through August 24, 2009, the date the financial statements were issued, and no additional items were noted that need to be disclosed.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 22. Quarterly Financial Information (Unaudited)

The following table presents the Company’s quarterly consolidated statements of operations for fiscal 2009 and 2008 (in millions, except per share data):

	June 27, 2009(2)	March 28, 2009(2)(3)	December 27, 2008(2)(3)	September 27, 2008	June 28, 2008(4)(5)(7)	March 29, 2008	December 29, 2007	September 29, 2007
Net revenue	$276.1	$280.6	$357.0	$380.7	$390.3	$383.9	$399.2	$356.7
Cost of sales	161.9	165.6	203.5	217.5	233.2	225.8	215.5	211.0
Amortization of acquired technologies	11.5	13.0	11.9	12.5	12.5	12.5	12.3	12.0
Impairment of acquired technologies	—	—	4.9	—	4.0	—	—	—

Gross profit	102.7	102.0	136.7	150.7	140.6	145.6	171.4	133.7
Operating expenses:
Research and development	39.4	42.7	42.9	45.1	47.5	47.7	46.3	46.6
Selling, general and administrative	93.5	93.8	105.0	112.3	137.9	112.2	105.5	100.2
Amortization of other intangibles	6.3	6.7	6.9	7.1	8.0	8.0	7.1	6.9
Acquired in-process research and development	—	—	—	—	—	—	—	—
Impairment of goodwill	4.8	45.0	691.9	—	37.0	—	—	—
Loss and impairment of long-lived assets	1.1	7.0	4.9	0.2	4.9	1.9	(0.5)	0.4
Restructuring and related charges	18.5	11.0	6.6	2.6	3.7	1.7	0.2	1.1

Total operating expenses	163.6	206.2	858.2	167.3	239.0	171.5	158.6	155.2

Income (loss) from operations	(60.9)	(104.2)	(721.5)	(16.6)	(98.4)	(25.9)	12.8	(21.5)
Interest and other income	2.2	22.2	29.0	5.4	70.0	15.1	15.7	19.3
Interest expense	(1.7)	(1.9)	(2.1)	(2.0)	(2.1)	(2.2)	(2.3)	(2.2)
Impairment of investments	—	(2.2)	(13.0)	(3.2)	—	—	—	—
Gain (loss) on sale of investments (6)	(0.1)	0.3	0.6	1.0	0.5	1.4	0.5	—

Income (loss) before income taxes, net	(60.5)	(85.8)	(707.0)	(15.4)	(30.0)	(11.6)	26.7	(4.4)
Income tax expense (benefit)	(1.0)	(0.6)	(1.7)	1.0	(0.2)	(5.4)	5.5	2.5

Net income (loss)	$(59.5)	$(85.2)	$(705.3)	$(16.4)	$(29.8)	$(6.2)	$21.2	$(6.9)

Net income (loss) per share—basic (1)	$(0.28)	$(0.40)	$(3.28)	$(0.08)	$(0.13)	$(0.03)	$0.10	$(0.03)

Net income (loss) per share—diluted (1)	$(0.28)	$(0.40)	$(3.28)	$(0.08)	$(0.13)	$(0.03)	$0.09	$(0.03)

Shares used in per share calculation—basic	216.1	215.6	215.1	215.4	228.9	225.2	220.5	219.2

Shares used in per share calculation—diluted	216.1	215.6	215.1	215.4	228.9	225.2	228.4	219.2

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Net income (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net loss per share does not equal the annual net loss per share.

(2)	For the quarterly periods ended December 27, 2008, March 28, 2009, and June 27, 2009, the Company recorded a total of $741.7 million of goodwill impairment affecting all reporting units except Flex Product Group within the AOT segment, and also recorded impairment charges of $7.7 million for intangible assets related to da Vinci within the CommTest segment.

(3)	For the quarterly periods ended December 27, 2008 and March 28, 2009, interest and other income includes gains on repurchases of Convertible Notes of $22.4 million and $20.0 million, respectively.

(4)	For the quarterly period ended June 28, 2008, the Company recorded $12.5 million and $24.5 million of goodwill impairment related to da Vinci and ASG, respectively and also recorded impairment charges of $8.4 million for intangible assets related to da Vinci.

(5)	For the quarterly period ended June 28, 2008, interest and other income includes the receipt of proceeds from the Nortel class action settlement, offset by a decrease in interest income due to lower cash balances resulting from the repurchase of Zero Coupon Senior Convertible Notes and the repurchase of shares.

(6)	For the quarterly period ended March 29, 2008, Gain on sale of investments consists of gains on the sale of the Company’s equity investments in BaySpec & Nufern.

(7)	For the quarterly period ended June 28, 2008, the Company recorded an accrual of $20.0 million pursuant to the settlement agreement between JDSU and Northrop Grumman Guidance and Electronics Company (previously named Litton Systems, Inc.) in full satisfaction of all claims in the lawsuit.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

(b) MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, including our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 27, 2009. The Company’s internal control over financial reporting as of June 27, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K under Item 8.

(c) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting as defined in Exchange Act Rule 13a-15(f) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding the Company’s executive officers and directors required by this Item is incorporated by reference to the section entitled “Proposal One—Elections of Directors” in the Company’s Definitive Proxy Statement in connection with the 2009 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended June 27, 2009. Information required by Item 405 of Regulation S-K is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

The Company has adopted a code of ethics entitled “JDS Uniphase’s Code of Business Conduct,” which is applicable to all employees, officers and directors of the Company. The full text of the JDS Uniphase Corporate Code of Conduct is included under the Company’s Corporate Governance information available at the Company’s website at www.jdsu.com.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference to the sections entitled “Executive Compensation,” “Compensation Discussion and Analysis,” “Director Compensation,” and “Compensation Committee Report” in the Proxy Statement.

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

3.	Exhibits:

See Item 15(b)

(b)	Exhibits:

Exhibit Number	Exhibit Description
3.1(34)	Second Restated Certificate of Incorporation.

3.2(2)	Certificate of Designation of the Series A Preferred Stock.

3.3(3)	Certificate of Designation of the Series B Preferred Stock.

3.4(4)	Certificate of Designation of the Special Voting Stock.

3.5(23)	Amended and Restated Bylaws of JDS Uniphase Corporation.

4.1(5)	Exchangeable Share Provisions attaching to the Exchangeable Shares of JDS Uniphase Canada Ltd. (Formerly 3506967 Canada Inc.).

4.2(6)	Voting and Exchange Trust Agreement between JDS Uniphase, JDS Uniphase Canada Ltd. and CIBC Mellon Trust Company.

4.3(7)	Exchangeable Share Support Agreement between JDS Uniphase, JDS Uniphase Canada Ltd. and JDS Uniphase Nova Scotia Company.

4.4(8)	Registration Rights Agreement between JDS Uniphase, JDS Uniphase Canada Ltd. and The Furukawa Electric Co., Ltd.

4.5(9)	Fifth Amended and Restated Rights Agreement between JDS Uniphase and American Stock Transfer & Trust Company.

4.6(17)	Amended and Restated Rights Agreement between JDS Uniphase Canada Ltd. and CIBC Mellon Trust Company (Amended and Restated as of February 6, 2003).

4.7(19)	Indenture dated October 31, 2003.

4.8(24)	Registration Rights Agreement between JDS Uniphase, Morgan Stanley & Co., Inc, Goldman Sachs & Co. and CIBC World Markets Corp.

4.9(25)	Indenture dated May 17, 2006.

4.10(26)	Registration Rights Agreement between JDS Uniphase, J. P. Morgan Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

10.1(10)	Support Agreement between Uniphase Corporation, 3506967 Canada Inc., The Furukawa Electric Company, Ltd., and JDS FITEL Inc.

10.2(11)	Amended and Restated 1993 Flexible Stock Incentive Plan (Amended and Restated as of November 9, 2001).

10.3(12)	Amended and Restated 1998 Employee Stock Purchase Plan (Amended and Restated as of June 22, 2009).

10.4(13)	Amended and Restated 1999 Canadian Employee Stock Purchase Plan (Amended and Restated as of July 31, 2002).

10.5(14)	2005 Acquisition Equity Incentive Plan.

10.6(20)	2005 Acquisition Equity Incentive Plan Form of Stock Option Award Agreement.

10.7(21)	2005 Acquisition Equity Incentive Plan Form of Restricted Stock Unit Award Agreement.

10.8(15)	2008 Change of Control Benefit Plan.

10.9(16)	Indemnification Agreement for Kevin J. Kennedy.

10.10(18)	Amended and Restated 2003 Equity Incentive Plan.

10.11(27)	Indemnification Agreement for Richard E. Belluzzo.

10.12(28)	Indemnification Agreement for Kevin A. DeNuccio.

10.13(29)	Indemnification Agreement for Harold L. Covert.

10.14(30)	Indemnification Agreement for Masood Jabbar.

10.15(22)	Indemnification Agreement for Penelope A. Herscher.

10.16(31)	Employment Agreement for Alan Etterman.

10.17(32)	Employment Agreement for Thomas Waechter.

10.18(33)	Form of Deferred Stock Unit Award Agreement.

10.19(35)	Agreement for David Gudmundson.

10.20(36)	Transition Agreement for Kevin J. Kennedy.

10.21(37)	Consulting Agreement for Kevin J. Kennedy.

21.1(1)	Subsidiaries of JDS Uniphase Corporation.

23.1(1)	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).

31.1(1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(1)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed herewith.

(2)	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed June 24, 1998.

(3)	Incorporated by reference to Exhibit 3(i)(d) of the Company’s Annual Report on Form 10-K filed September 28, 1998.

(4)	Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-3 filed July 14, 1999.

(5)	Incorporated by reference to the Company’s definitive Proxy Statement on Schedule 14A filed June 2, 1999.

(6)	Incorporated by reference to Exhibit 4.2 of the Company’s Annual Report on Form 10-K filed September 1, 1999.

(7)	Incorporated by reference to Exhibit 4.3 of the Company’s Annual Report on Form 10-K filed September 1, 1999.

(8)	Incorporated by reference to Exhibit 4.5 of the Company’s Annual Report on Form 10-K filed September 1, 1999.

(9)	Incorporated by reference to Exhibit 1 of the Company’s Registration Statement on Form 8-A12G/A filed February 18, 2003.

(10)	Incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K filed September 1, 1999.

(11)	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed February 11, 2002.

(12)	Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed September 28, 2007.

(13)	Incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K filed September 17, 2002.

(14)	Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed August 23, 2005.

(15)	Incorporated by reference to Exhibit 10.19 of the Company’s Current report on Form 8-K filed September 3, 2008.

(16)	Incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K filed September 24, 2003.

(17)	Incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K filed September 24, 2003.

(18)	Incorporated by reference to the Company’s definitive Proxy Statement on Schedule 14A filed September 29, 2006.

(19)	Incorporated by reference to Exhibit 4.7 of the Company’s Registration Statement on Form S-3 filed November 14, 2003.

(20)	Incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K filed September 30, 2005.

(21)	Incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K filed September 30, 2005.

(22)	Incorporated by reference to Exhibit 10.19 of the Company’s Current Report on Form 8-K filed July 21, 2008.

(23)	Incorporated by reference to Exhibit 3.5 of the Company’s Current Report on Form 8-K filed December 18, 2008.

(24)	Incorporated by reference to Exhibit 4.8 of the Company’s Registration Statement on Form S-3 filed November 14, 2003.

(25)	Incorporated by reference to Exhibit 4.9 of the Company’s Current Report on Form 8-K filed May 19, 2006.

(26)	Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed May 19, 2006.

(27)	Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed March 2, 2005.

(28)	Incorporated by reference to Exhibit 10.17 of the Company’s Current Report on Form 8-K filed December 21, 2005.

(29)	Incorporated by reference to Exhibit 10.18 of the Company’s Current Report on Form 8-K filed January 20, 2006.

(30)	Incorporated by reference to Exhibit 10.19 of the Company’s Current Report on Form 8-K filed March 2, 2006.

(31)	Incorporated by reference to Exhibit 10.21 of the Company’s Current Report on Form 8-K filed September 19, 2008.

(32)	Incorporated by reference to Exhibit 10.25 of the Company’s Current Report on Form 8-K filed December 18, 2008.

(33)	Incorporated by reference to Exhibit 10.18 of the Company’s Current Report on Form 8-K filed October 9, 2007.

(34)	Incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K/A filed August 28, 2008.

(35)	Incorporated by reference to Exhibit 10.22 of the Company’s Current Report on Form 8-K filed October 29, 2008.

(36)	Incorporated by reference to Exhibit 10.23 of the Company’s Current Report on Form 8-K filed December 11, 2008.

(37)	Incorporated by reference to Exhibit 10.24 of the Company’s Current Report on Form 8-K filed December 11, 2008.

(c)	See Item 15(a) 2.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 24, 2009	JDS UNIPHASE CORPORATION

	By:	/s/ DAVID VELLEQUETTE
David Vellequette Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS WAECHTER Thomas Waechter	Chief Executive Officer (Principal Executive Officer)	August 24, 2009

/s/ DAVID VELLEQUETTE David Vellequette	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 24, 2009

/s/ RICHARD BELLUZZO Richard Belluzzo	Director	August 24, 2009

/s/ HAROLD L. COVERT Harold L. Covert	Director	August 24, 2009

/s/ BRUCE D. DAY Bruce D. Day	Director	August 24, 2009

/s/ KEVIN A. DENUCCIO Kevin A. DeNuccio	Director	August 24, 2009

/s/ PENNY HERSCHER Penny Herscher	Director	August 24, 2009

/s/ MASOOD JABBAR Masood Jabbar	Director	August 24, 2009

/s/ MARTIN A. KAPLAN Martin A. Kaplan	Chairman	August 24, 2009

/s/ RICHARD T. LIEBHABER Richard T. Liebhaber	Director	August 24, 2009

/s/ CASIMIR S. SKRZYPCZAK Casimir S. Skrzypczak	Director	August 24, 2009

/s/ KEVIN KENNEDY Kevin Kennedy	Director	August 24, 2009