Form 10-Q
period 2009-10-03
JDS UNIPHASE CORP /CA/
filed 2009-11-12
CIK 912093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2009

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

As of October 31, 2009, the Registrant had 218,133,559 shares of common stock outstanding, including 4,403,969 exchangeable shares of JDS Uniphase Canada Ltd. The par value of each share of common stock is $0.001. Each exchangeable share is exchangeable at any time into common stock on a one-for-one basis, entitles a holder to dividend and other rights economically equivalent to those of the common stock, and through a voting trust, votes at meetings of stockholders of the Registrant.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

JDS UNIPHASE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(unaudited)

	Three Months Ended
	October 3, 2009	September 27, 2008 As Adjusted (Note 3)
Net revenue	$297.8	$377.2
Cost of sales	168.4	216.1
Amortization of acquired technologies	12.3	12.5

Gross profit	117.1	148.6

Operating expenses:
Research and development	39.8	44.3
Selling, general and administrative	92.2	110.6
Amortization of other intangibles	7.0	7.1
Loss and impairment of long-lived assets	0.5	0.2
Restructuring and related charges	5.1	2.6

Total operating expenses	144.6	164.8

Loss from operations	(27.5)	(16.2)
Interest and other income	3.2	5.4
Interest expense	(5.9)	(6.9)
Gain on sale of investments	0.2	1.0
Impairment of investments	—	(3.2)

Loss from continuing operations before income taxes	(30.0)	(19.9)
Provision for income taxes	0.7	1.0

Loss from continuing operations, net of tax	(30.7)	(20.9)
Loss from discontinued operations, net of tax	(1.2)	(0.4)

Net loss	$(31.9)	$(21.3)

Net loss per share - basic and diluted from:
Continuing operations	$(0.14)	$(0.10)
Discontinued operations	(0.01)	(0.00)

Net loss	$(0.15)	$(0.10)

Shares used in per share calculation - basic and diluted	217.5	215.4

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share and par value data)

(unaudited)

		June 27,
		2009
	October 3,	As Adjusted
	2009	(Note 3)
ASSETS
Current assets:
Cash and cash equivalents	$248.8	$286.9
Short-term investments	399.8	398.3
Restricted cash	24.5	10.3
Accounts receivable, less reserves and allowances of $ 2.3 at October 3, 2009 and $2.4 at June 27, 2009	192.0	187.3
Inventories, net	133.4	144.8
Refundable income taxes	13.6	14.4
Other current assets	57.9	65.8

Total current assets	1,070.0	1,107.8

Property, plant and equipment, net	184.5	191.1
Deferred income taxes	7.8	5.7
Goodwill	18.2	8.3
Other intangibles, net	335.7	322.6
Long-term investments	13.6	15.1
Other non-current assets	17.5	17.5

Total assets	$1,647.3	$1,668.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$105.9	$106.6
Current portion of long-term debt	0.2	0.2
Accrued payroll and related expenses	38.4	45.7
Income taxes payable	21.6	20.3
Deferred income taxes	6.5	5.6
Restructuring accrual	15.7	16.6
Warranty accrual	6.9	7.3
Other current liabilities	106.4	107.6

Total current liabilities	301.6	309.9

Long-term debt	254.1	249.9
Other non-current liabilities	177.1	173.8
Commitments and contingencies (Note 18, 20, and 21)
Stockholders’ equity:
Preferred Stock, $0.001 par value: Authorized shares: 1,000,000	—	—
Common Stock, $0.001 par value:
Authorized shares: 1,000,000,000	0.2	0.2
Issued and outstanding shares: 217,998,647 at October 3, 2009 and 216,971,017 at June 27, 2009
Additional paid-in capital	69,542.8	69,530.5
Accumulated deficit	(68,650.7)	(68,618.8)
Accumulated other comprehensive income	22.2	22.6

Total stockholders’ equity	914.5	934.5

Total liabilities and stockholders’ equity	$1,647.3	$1,668.1

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Three Months Ended
		September 27,
		2008
	October 3,	As Adjusted
	2009	(Note 3)
OPERATING ACTIVITIES:
Net loss	$(31.9)	$(21.3)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	15.4	16.7
Asset retirement obligations and deferred rent expenses	(4.3)	—
Amortization expense of other intangibles	19.3	19.6
Stock-based compensation expense	11.1	13.1
Amortization of debt issuance costs and debt discount	4.4	5.3
Non-cash changes in short term investments	0.8	1.5
Gain (loss) on sale of assets	0.1	(0.9)
Impairment in fair value of investments	—	3.2
Activity related to equity investments	(2.0)	0.7
Provision for allowance for doubtful accounts	(0.1)	(0.1)
Changes in operating assets and liabilities, net of impact of acquisitions of businesses:
Accounts receivable	(3.2)	29.0
Inventories	12.4	4.1
Other current assets	10.1	3.2
Accounts payable	(4.6)	5.8
Income taxes payable	(0.4)	(0.1)
Deferred taxes, net	(1.0)	4.4
Accrued payroll and related expenses	(8.2)	(1.6)
Other	(0.8)	(35.3)

Net cash provided by operating activities	17.1	47.3

INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(241.6)	(121.9)
Maturities and sales of investments	244.1	254.5
Changes in restricted cash	(14.3)	(1.2)
Acquisitions, net of cash acquired	(42.7)	(3.9)
Purchases of long term investments	—	(4.0)
Proceeds from sale of assets, net of selling costs	1.2	0.8
Acquisition of property and equipment	(5.9)	(15.0)
Other assets, net	2.0	—

Net cash provided by (used in) investing activities	(57.2)	109.3

FINANCING ACTIVITIES:
Repurchase of convertible debt	—	(7.9)
Payments on financing obligations	(1.8)	(0.1)
Repurchase of common stock	—	(86.8)
Issuance of stock pursuant to employee stock plans	2.1	3.0

Net cash provided by (used in) financing activities	0.3	(91.8)

Effect of exchange rate changes on cash and cash equivalents	1.7	(1.9)
Increase in cash and cash equivalents	(38.1)	62.9
Cash and cash equivalents at beginning of period	286.9	265.6

Cash and cash equivalents at end of period	$248.8	$328.5

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The financial information for the Company (or “JDSU”) as of October 3, 2009 and for the three months ended October 3, 2009 and September 27, 2008 is unaudited, and includes all normal and recurring adjustments that management considers necessary for a fair statement of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 27, 2009.

The balance sheet as of June 27, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results for the three months ended October 3, 2009 may not be indicative of results for the year ending July 3, 2010 or any future periods.

Fiscal Years

The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to June 30th.

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with U.S. GAAP and include the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated.

Discontinued Operations

During the first quarter of 2010, the Company sold certain non-core assets related to its wholly owned subsidiary da Vinci Systems LLC (“da Vinci”). The Consolidated Statement of Operations has been reclassified for all periods presented to reflect current discontinued operations treatment. Unless noted otherwise, discussion in the Notes to Consolidated Financial Statements pertain to continuing operations. For additional information, see “Note 22. Discontinued Operations”.

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

Comprehensive Loss

The Company’s accumulated other comprehensive income consists of the accumulated net unrealized gains or losses on available-for-sale investments, foreign currency translation adjustments, and pension liability.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The components of comprehensive loss were as follows (in millions):

	Three Months Ended
	October 3,	September 27,
	2009	2008
Net loss	$(31.9)	$(21.3)
Other comprehensive income (loss):
Net change in unrealized losses on investments, net of tax	2.3	6.5
Net change in cumulative translation adjustment, net of tax	(2.8)	13.8
Net change in defined benefit obligation, net of tax	0.1	0.2

Net change in other comprehensive income (loss)	(0.4)	20.5

Comprehensive loss	$(32.3)	$(0.8)

At October 3, 2009 and June 27, 2009, balances for the components of accumulated other comprehensive income were as follows (in millions):

	October 3,	June 27,
	2009	2009
Unrealized losses on investments	$(3.2)	$(5.5)
Foreign currency translation gains	9.7	12.5
Defined benefit obligation, net of tax	15.7	15.6

Accumulated other comprehensive income	$22.2	$22.6

In April 2009, the Financial Accounting Standard Board (“FASB”) amended the existing guidance on determining whether an impairment for investments in debt securities is other-than-temporary. The new guidance was effective for the Company’s fourth quarter of fiscal 2009 and at June 27, 2009, resulted in a net pre-tax decrease to accumulated deficit and a corresponding increase to accumulated other comprehensive income of $1.3 million for the portion of other-than-temporary impairments recorded in earnings in a previous period on one of the securities in the Company’s portfolio that are related to factors other than credit and would not have been required to be recognized in earnings had the new guidance been effective for those periods.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in millions, except per share data):

	Three Months Ended
	October 3,	September 27,
	2009	2008
Numerator:
Loss from continuing operations, net of tax	$(30.7)	$(20.9)
Loss from discontinued operations, net of tax	(1.2)	(0.4)

Net loss	$(31.9)	$(21.3)

Denominator:
Weighted-average number of common shares outstanding	217.5	215.4

Loss from continuing operations, net of tax - basic and diluted	$(0.14)	$(0.10)
Loss from discontinued operations, net of tax - basic and diluted	(0.01)	(0.00)

Net loss per share - basic and diluted	$(0.15)	$(0.10)

As the Company incurred net losses for the three months ended October 3, 2009 and September 27, 2008, potential dilutive securities from stock options, employee stock purchase plan (“ESPP”), Full Value Awards, and Zero Coupon Senior Convertible Notes have been excluded from the diluted net loss per share computations as their effects would have been anti-dilutive.

For additional information regarding the Convertible Notes, see “Note 11. Convertible Debt and Letters of Credit”.

The following table sets forth the weighted average potentially dilutive securities excluded from the computation because their effect would have been anti-dilutive (in millions):

	Three Months Ended
	October 3,	September 27,
	2009	2008
Stock options and ESPP	14.8	14.7
Restricted shares and stock units	6.7	7.1
Zero coupon senior convertible notes	—	1.9
1% senior convertible notes	10.7	14.0

Total potentially dilutive securities	32.2	37.7

Note 2. Recent Accounting Pronouncements

In September 2009, the FASB issued authoritative guidance that applies to arrangements with multiple deliverables and provides another alternative for determining the selling price of deliverables. In addition, the residual method of allocating arrangement consideration is no longer permitted under this guidance. The guidance is effective for fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the potential impact, if any, of the adoption of this guidance on its consolidated financial statements.

In September 2009, the FASB issued authoritative guidance which removes non-software components of tangible products and certain software components of tangible products from the scope of existing software revenue guidance, resulting in the recognition of revenue similar to that for other tangible products. It also requires expanded qualitative and quantitative disclosures. The guidance is effective for fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the potential impact, if any, of the adoption of this guidance on its consolidated financial statements.

In June 2009, the FASB issued authoritative guidance for determining whether an entity is a variable interest entity (“VIE”) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under this guidance, an enterprise has a controlling financial interest when it has a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The guidance also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. The guidance also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. The guidance is effective for the Company beginning in the first quarter of fiscal 2011. The Company is currently evaluating the potential impact, if any, of the adoption of this guidance on its consolidated financial statements.

In December 2008, the FASB provided guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The guidance requires disclosures surrounding how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies. Additional disclosures include (a) the major categories of plan assets, (b) the inputs and valuation techniques used to measure the fair value of plan assets, and (c) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period and the significant concentrations of risk within plan assets. The disclosures shall be provided for fiscal years ending after December 15, 2009. The Company is currently evaluating the impact of this guidance on its annual reporting requirements.

Note 3. Revision to Prior Period Financial Statements

In May 2008, the FASB issued authoritative guidance which applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. The guidance is effective for fiscal years (and interim periods within those fiscal years) beginning after December 15, 2008 and is to be applied retrospectively to all past periods presented—even if the instrument has matured, converted, or otherwise been extinguished as of the effective date of this guidance. The Company has adopted this guidance in the first quarter of fiscal 2010.

The Company’s adoption of this guidance affects its 1% Senior Convertible Notes due 2026 (“Convertible Notes”). This guidance requires the issuer of convertible debt instruments to separately account for the liability (debt) and equity (conversion option) components of such instruments and retrospectively adjust the financial statements for all periods presented. The fair value of liability component shall be determined based on the market rate for similar debt instruments without the conversion feature and the residual between the proceeds and the fair value of liability component is recorded as equity at the time of issuance. Additionally the pronouncement requires transactions cost to be allocated on the same percentage as the liability and equity components. As a result, Total stockholders’ equity as of June 27, 2009 increased by $73.9 million, which included an increase in Additional paid-in capital by $155.1 million, offset by a decrease in Accumulated deficit by $81.2 million, and Long-term debt as of June 27, 2009 decreased by $75.1 million.

The Company’s adoption of this guidance results in higher interest expense for fiscal 2006 through fiscal 2013, assuming the holders will require JDSU to repurchase the Convertible Notes at a cash price equal to 100% of the principal amount plus accrued and unpaid interest on May 15, 2013, the earliest date when the holders can exercise such right and a lower gain on repurchase of the Convertible Notes in fiscal 2009, The impact to net income from fiscal 2006 through fiscal 2009 is as follows:

	For the Fiscal Years Ended
	2009		2008		2007		2006
	(in millions, except per share data)
Increase in net loss	$43.1	(a)	$18.6	(b)	$17.3	(b)	$2.2	(b)

Increase in net loss per share:
Basic and diluted	$0.20		$0.08		$0.08		$0.01

Shares used to compute per share amounts:
Basic and diluted	215.6		223.8		211.7		206.2

(a)	The total increase in net loss was due to the decrease in gain on debt repurchase of $25.3 million and the increase in interest expense of $17.8 million resulted from the amortization of discount on 1% Senior Convertible Notes.
(b)	The total increase in net loss was due to the increase in interest expense resulted from the amortization of discount on 1% Senior Convertible Notes.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

On September 4, 2009 the Company sold certain non-core assets related to its wholly owned subsidiary da Vinci Systems LLC (“da Vinci”). As a result, the operations of da Vinci have been presented as discontinued operations for all periods presented. See “Note 22. Discontinued Operations”.

The following table presents the effects of the retrospective adjustments to the Company’s Consolidated Balance Sheet as of June 27, 2009:

	June 27,			June 27,
	2009			2009
	As Reported (a)	Adjustments		As Adjusted
	(in millions, except share and per share data)
ASSETS
Other current assets	$66.2	$(0.4	)(b)	$65.8
Deferred income taxes	6.2	(0.5	)(c)	5.7
Other non-current assets	18.3	(0.8	)(d)	17.5
Total assets	1,669.8	(1.7)		1,668.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Long-term debt	325.0	(75.1	)(e)	249.9
Other non-current liabilities	174.3	(0.5	)(f)	173.8
Stockholders’ equity:	—	—		—
Additional paid-in capital	69,375.4	155.1	(g)	69,530.5
Accumulated deficit	(68,537.6)	(81.2	)(h)	(68,618.8)
Total stockholders’ equity	860.6	73.9		934.5
Total liabilities and stockholders’ equity	1,669.8	(1.7)		1,668.1

(a)	As reported in the Company’s Form 10-K for the fiscal year ended June 27, 2009.
(b)	Other current assets as of June 27, 2009 decreased by $0.4 million mainly due to a retrospective adjustment of debt issuance cost related to the 1% Senior Convertible Notes.
(c)	Deferred income taxes as of June 27, 2009 decreased by $0.5 million due to a retrospective adjustment of deferred tax assets upon the adoption of the authoritative guidance.
(d)	Other non-current assets as of June 27, 2009 decreased by $0.8 million mainly due to a retrospective adjustment of debt issuance cost related to the 1% Senior Convertible Notes.
(e)	Long-term debt as of June 27, 2009 decreased by $75.1 million due to the reclassification of the $158.5 million equity component to Additional paid-in capital, offset by $57.7 million accretion of interest resulted from amortization of debt discount, and $25.7 million adjustment related to the repurchases of 1% Senior Convertible Notes.
(f)	Other non-current liabilities as of June 27, 2009 decreased by $0.5 million due to a retrospective adjustment of deferred tax liability upon the adoption of the authoritative guidance.
(g)	Additional paid-in capital as of June 27, 2009 increased by $155.1 million due to the reclassification of the $158.5 million equity component from Long-term debt, offset by the equity issuance cost of $3.4 million.
(h)	Accumulated deficit as of June 27, 2009 increased by $81.2 million due to the increase of interest expense by $57.7 million and decrease in gain on debt repurchase by $25.3 million, offset by a decrease in amortization of debt issuance cost of $1.8 million.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents the effects of the adjustments to the Company’s Consolidated Statement of Operations for the three months ended September 27, 2008:

	Three Months Ended September 27, 2008
	As Reported (a)	Adjustments related to 1% Senior Coupon Notes	Adjustments related to Discontinued Operations (Note 22)	As Adjusted
	(In millions, except per share data)
Net revenue	$380.7	$—	$(3.5)	$377.2
Cost of sales	217.5	—	(1.4)	216.1
Amortization of acquired technologies	12.5	—	—	12.5

Gross profit	150.7	—	(2.1)	148.6
Operating expenses:
Research and development	45.1	—	(0.8)	44.3
Selling, general and administrative	112.3	—	(1.7)	110.6
Amortization of other intangibles	7.1	—	—	7.1
Loss and impairment of long-lived assets	0.2	—	—	0.2
Restructuring and related charges	2.6	—	—	2.6

Total operating expenses	167.3	—	(2.5)	164.8
Loss from operations	(16.6)	—	0.4	(16.2)
Interest and other income	5.4	—	—	5.4
Interest expense	(2.0)	(4.9)	—	(6.9)
Gain on sale of investments	1.0	—	—	1.0
Impairment of investments	(3.2)	—	—	(3.2)

Loss from continuing operations before income taxes	(15.4)	(4.9)	0.4	(19.9)
Provision of (benefit for) income taxes	1.0	—	—	1.0

Loss from continuing operations, net of tax	(16.4)	(4.9)	0.4	(20.9)
Loss from discontinued operations, net of tax	—	—	(0.4)	(0.4)

Net loss	$(16.4)	$(4.9)	$—	$(21.3)

(a)	As reported in the Company’s Form 10-Q for the quarterly period ended September 27, 2008.

There are no effects to the Company’s net cash from operating activities, investing activities, and financing activities for the three months ended September 27, 2008.

Note 4. Mergers and Acquisitions

Storage Network Tools Business of Finisar Corporation (“SNT”)

In July 2009, the Company purchased the Storage Network Tools business of Finisar Corporation (“SNT”) for approximately $40.7 million in cash. SNT is included in JDSU’s Communications Test and Measurement segment. Net revenue attributed by SNT for the first quarter of fiscal 2010 was approximately $6.7 million.

SNT is the world’s leading provider of storage area network (SAN) protocol test tools, software and services. By acquiring SNT, the Company will enter the storage protocol test market, expand its lab test market presence and facilitate product innovation addressing Fibre Channel over Ethernet and other emerging SAN test market opportunities.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company has adopted the new authoritative guidance on business combinations during the first quarter of fiscal 2010 and the acquisition was accounted for in accordance with this guidance; therefore, the tangible and intangible assets acquired were recorded at fair value on the acquisition date.

The purchase price was allocated as follows (in millions):

Net tangible assets acquired	$1.8
Intangible assets acquired:
Developed technology	16.2
Customer relationships	10.0
In-process research and development	1.5
Other	1.3
Goodwill	9.9

Total purchase price	$40.7

The following table summarizes the components of the tangible assets acquired at fair value (in millions):

Inventories	$1.5
Property and equipment	0.6
Deferred revenue	(0.1)
Other assets and liabilities, net	(0.2)

Net tangible assets acquired	$1.8

The acquired intangible assets, except for in-process research and development (IPR&D), are being amortized over their estimated useful lives, which are presented in the table below:

Developed technology	5 years
Customer relationships	6 years
Trademark/tradename	5 years
Internally used software	3 years

In accordance with authoritative guidance, the Company recognizes IPR&D at fair value as of the acquisition date, and subsequently accounts for it as an indefinite-lived intangible asset until completion or abandonment of the associated research and development efforts. IPR&D shall be tested for impairment during the period it is considered an indefinite lived asset.

Goodwill, which represents the excess of the purchase price over the fair value of tangible and identified intangible assets acquired, is not being amortized but will be reviewed annually for impairment, or more frequently if impairment indicators arise, in accordance with authoritative guidance. In part, goodwill reflected the competitive advantages the Company expected to realize from SNT’s standing in the storage protocol test industry. Goodwill has been assigned to the Communications Test and Measurement segment and is expected to be deductible for tax purposes.

In accordance with authoritative guidance, the Company expensed $0.4 million of acquisition-related costs incurred as Selling, general and administrative expenses in the Company’s consolidated statements of operations for the quarter ended October 3, 2009.

SNT’s results of operations have been included in the Company’s consolidated financial statements subsequent to the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to prior period financial statements.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 5. Balance Sheet and Other Details

Accounts Receivable Reserves and Allowances

The activities and balances for allowance for doubtful accounts and allowance for sales returns and other were as follows (in millions):

	June 27, 2009	Deduction (1)	October 3, 2009
Allowance for doubtful accounts	$2.3	$(0.1)	$2.2
Allowance for sales returns and other	0.1	—	0.1

Total accounts receivable reserves	$2.4	$(0.1)	$2.3

(1)	Write-off of uncollectible accounts, net of recoveries

Inventories, net

Inventories, net are stated at the lower of cost or market, and include material, labor, and manufacturing overhead costs. The components of inventories, net were as follows (in millions):

	Years Ended
	October 3,	June 27,
	2009	2009
Deferred cost of sales	$13.8	$11.5
Finished goods	45.4	52.3
Work in process	30.7	33.6
Raw materials and purchased parts	43.5	47.4

Total inventories, net	$133.4	$144.8

During the three months ended October 3, 2009 and September 27, 2008, the Company recorded write-downs of inventories of $3.8 million, and $0.3 million, respectively.

The Company also sold previously written-down inventories of $1.6 million and $5.6 million during the three months ended October 3, 2009 and September 27, 2008, respectively. In addition, the Company has an active scrap program and typically disposes of inventory that has been written down through the use of scrap dealers or physical disposal/destruction. During the three months ended October 3, 2009 and September 27, 2008, the Company scrapped $2.5 million and $4.9 million of fully reserved inventory, respectively.

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Property, Plant and Equipment, Net

The components of property, plant and equipment, net were as follows (in millions):

	Years Ended
	October 3,	June 27,
	2009	2009
Land	$17.2	$17.1
Buildings and improvements	40.6	39.2
Machinery and equipment	289.6	289.9
Furniture, fixtures, software and office equipment	147.7	133.1
Leasehold improvements	58.9	57.6
Construction in progress	13.9	25.6

	567.9	562.5
Less: Accumulated depreciation	(383.4)	(371.4)

Property, plant and equipment, net	$184.5	$191.1

At October 3, 2009 and June 27, 2009, property, plant and equipment, net included $22.0 million and $22.7 million in land and buildings related to the Santa Rosa sale and leaseback transactions accounted for under the financing method, respectively. See “Note 6. Financing Obligation” for more detail.

During the three months ended October 3, 2009 and September 27, 2008, the Company recorded $15.4 million and $16.7 million, respectively, of depreciation expense.

Other Current Assets

The components of other current assets were as follows (in millions):

	Years Ended
	October 3,	June 27,
	2009	2009
Prepaid assets	$27.6	$25.9
Deferred income tax	0.8	0.7
Other receivables	24.1	35.0
Other current assets	5.4	4.2

Total other current assets	$57.9	$65.8

Other Non-Current Assets

The components of other non-current assets were as follows (in millions):

	Years Ended
	October 3,	June 27,
	2009	2009
Deposits	$3.2	$3.1
Deferred financing costs	1.9	2.1
Other	12.4	12.3

Total other non-current assets	$17.5	$17.5

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Other Current Liabilities

The components of other current liabilities were as follows (in millions):

	Years Ended
	October 3,	June 27,
	2009	2009
Deferred revenue	$22.6	$21.9
Acquisition holdbacks and other related liabilities	0.7	2.7
Deferred compensation plan	5.7	4.9
VAT liabilities	5.5	4.6
Accrued expenses	58.6	56.0
Current portion of pension accrual	4.7	4.5
Other	8.6	13.0

Total other current liabilities	$106.4	$107.6

Other Non-Current Liabilities

The components of other non-current liabilities were as follows (in millions):

	Years Ended
	October 3,	June 27,
	2009	2009
Pension accrual and post employment benefits	$77.5	$74.4
Deferred taxes	12.7	12.0
Restructuring accrual	4.6	5.4
Financing obligation	30.7	30.8
Non-current income taxes payable	18.4	17.4
Asset retirement obligations	6.5	6.6
Long-term notes payable	6.3	7.2
Other	20.4	20.0

Total other non-current liabilities	$177.1	$173.8

Interest and other income

The components of interest and other income were as follows (in millions):

	Three Months Ended
	October 3,	September 27,
	2009	2008
Interest income	$1.9	$6.9
Foreign exchange gains, net	(0.5)	0.4
Gains on repurchase of Convertible Notes	—	0.1
Gain (loss) on equity investments	2.0	(0.7)
Other expense, net	(0.2)	(1.3)

Total interest and other income	$3.2	$5.4

Note 6. Financing Obligation

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company has an ongoing obligation to remediate the environmental matter required by the North Coast Regional Water Quality Control Board which existed at the time of sale. Concurrent with the sale and lease back, the Company has issued an irrevocable letter of credit for $3.8 million as security for the remediation of the environmental matter that remains in effect until the issuance of a notice of no further action letter from the North Coast Regional Water Quality Control Board. In addition, the lease agreement for one building included an option to purchase at fair market value, at the end of the lease term. Due to these various forms of continuing involvement the transaction was recorded under the financing method in accordance with the authoritative guidance on leases and sales of real estate.

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

The guarantee of up to $3.8 million was accounted for in accordance with the authoritative guidance on guarantees. The present value of the guarantee approximates the liability of $0.9 million which was included in Other non-current liabilities as of October 3, 2009.

As of October 3, 2009, of the total financing obligation related to Santa Rosa, $0.6 million was included in Other current liabilities, and $30.7 million was included in Other non-current liabilities. As of June 27, 2009, $0.5 million was included in Other current liabilities, and $30.9 million was included in Other non-current liabilities.

The lease payments due under the agreements reset to fair market rental rates upon the Company’s execution of the renewal options.

During fiscal 2009, the Company capitalized approximately $11.1 million of cost incurred for the purchase of perpetual software licenses, in accordance with the authoritative accounting guidance. The Company also entered into a three-year payment plan agreement (“PPA”) with the supplier. Under this PPA, payments are made on a quarterly basis starting the first quarter of fiscal 2010. The principal portion of the payment is accounted for as financing activity and the remaining interest portion is accounted for as operating activity for cash flow purposes.

As of October 3, 2009, future minimum financing payments of the various leases and financing obligation are as follows (in millions):

Fiscal Years
Remainder of 2010	$7.2
2011	6.5
2012	6.6
2013	2.6
2014	2.6
Thereafter	8.8

Total	$34.3

Note 7. Investments and Fair Value Measurements

Available-For-Sale Investments

The Company’s investments in marketable debt and equity securities were primarily classified as available-for-sale investments.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

At October 3, 2009, the Company’s available-for-sale investments were as follows (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt investments:
U.S. Treasuries & agencies	$206.5	$0.4	$—	$206.9
Municipal bonds & sovereign debt instruments	1.1	—	—	1.1
Asset-backed securities	52.7	2.0	(1.7)	53.0
Corporate securities	192.3	0.5	(0.1)	192.7

Total debt investments	452.6	2.9	(1.8)	453.7
Money market instruments and funds	196.2	—	—	196.2

Total available-for-sale investments	$648.8	$2.9	$(1.8)	$649.9

As of October 3, 2009, of the total estimated fair value, $236.9 million was classified as cash and cash equivalents and restricted cash, $394.1 million was classified as short-term investments, $7.8 million was classified as other non-current assets and $11.1 million was classified as long-term investments. An additional $5.7 million of short-term investments representing assets of a deferred compensation plan were classified as trading securities.

During the three months ended October 3, 2009, the Company recorded no other-than-temporary impairment in earnings. During the three months ended September 27, 2008, the Company recorded approximately $3.2 million of other-than-temporary impairment in earnings due to the bankruptcy of Lehman Brothers.

At October 3, 2009, the Company’s gross unrealized losses on available-for-sale investments, aggregated by type of investment instrument were as follows (in millions):

Greater than 12 Months
Asset-backed securities	$1.7
Corporate securities	0.1

Total gross unrealized losses	$1.8

At October 3, 2009, the Company’s short-term investments classified as trading assets were as follows (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt investments	$0.5	$—	$—	$0.5
Money market instruments and funds	0.6	—	—	0.6
Marketable equity investments	3.8	0.8	—	4.6

Total trading assets classified as short-term investments	$4.9	$0.8	$—	$5.7

At October 3, 2009, contractual maturities of the Company’s debt investments from available-for-sale investments and trading assets were as follows (in millions):

	Amortized Cost	Estimated Fair Value
Amounts maturing in less than 1 year	$320.5	$322.3
Amounts maturing in 1 - 5 years	125.7	126.6
Amounts maturing more than 5 years	6.9	5.3

Total debt investments	$453.1	$454.2

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

At June 27, 2009, the Company’s available-for-sale investments were as follows (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt investments:
U.S. Treasuries & agencies	$205.8	$0.5	$—	$206.3
Municipal bonds & sovereign debt instruments	6.7	—	—	6.7
Asset-backed securities	60.3	2.2	(3.7)	58.8
Corporate securities	184.2	0.3	(0.4)	184.1

Total debt investments	457.0	3.0	(4.1)	455.9
Money market instruments and funds	201.2	—	—	201.2

Total available-for-sale investments	$658.2	$3.0	$(4.1)	$657.1

As of June 27, 2009, of the total estimated fair value, $243.4 million was classified as cash and cash equivalents and restricted cash, $393.4 million was classified as short-term investments, $7.7 million was classified as other non-current assets and $12.6 million was classified as long-term investments. An additional $4.9 million of short-term investments representing assets of a deferred compensation plan were classified as trading securities.

The Company performs an impairment review of its investment portfolio quarterly. In April 2009, the Financial Accounting Standards Board (“FASB”) amended the existing authoritative guidance on determining whether impairment for investments in debt securities is other-than-temporary. Effective in the fourth quarter of fiscal 2009, if the debt security’s market value is below amortized cost and the Company either intends to sell the security or it is more likely than not that the Company will be required to sell the security before its anticipated recovery, the Company records an other-than-temporary impairment charge to investment income (loss) for the entire amount of the impairment. For the remaining debt securities, if an other-than-temporary impairment exists, the Company separates the other-than-temporary impairment into the portion of the loss related to credit factors, or the credit loss portion, and the portion of the loss that is not related to credit factors, or the noncredit loss portion. The credit loss portion is the difference between the amortized cost of the security and the Company’s best estimate of the present value of the cash flows expected to be collected from the debt security. The noncredit loss portion is the residual amount of the other-than-temporary impairment. The credit loss portion is recorded as a charge to earnings (loss), and the noncredit loss portion is recorded as a separate component of other comprehensive income (loss). Prior to the fourth quarter of fiscal 2009, the entire other-than-temporary impairment charge was recognized in net income (loss) for all debt securities.

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

As a result of its adoption of this guidance in the fourth quarter of fiscal 2009, the Company reviewed all debt securities and all the conditions described above did not exist, except for one of the debt securities. As a result, the Company recorded a one-time adjustment to reclassify the $1.3 million noncredit portion of the $2.2 million other-than-temporary impairment loss recognized in the previous period related to one of its securities from accumulated deficit to accumulated other comprehensive income. The $1.3 million one-time adjustment was excluded from the gross unrealized losses table presented below.

At June 27, 2009, the Company’s gross unrealized losses on available-for-sale investments, aggregated by type of investment instrument were as follows (in millions):

	Less than 12 Months	Greater than 12 Months	Total
Asset-backed securities	$0.6	$3.1	$3.7
Corporate securities	—	0.4	0.4

Total gross unrealized losses	$0.6	$3.5	$4.1

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

At June 27, 2009, contractual maturities of the Company’s debt investments from available-for-sale investments and trading assets were as follows (in millions):

	Amortized Cost	Estimated Fair Value
Amounts maturing in less than 1 year	$386.5	$388.2
Amounts maturing in 1 - 5 years	62.9	63.2
Amounts maturing more than 5 years	8.2	5.1

Total debt investments	$457.6	$456.5

Long-Term Investments

The components of the Company’s long-term investments were as follows (in millions):

	October 3, 2009	June 27, 2009
Available-for-sale debt securities	$11.1	$12.6
Non-marketable cost method investments	2.5	2.5

Total long-term investments	$13.6	$15.1

Fair Value Measurements

Assets measured at fair value are summarized below (in millions):

	Total	Fair value measurement as of October 3, 2009
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market instruments and funds	$196.2	$161.8	$32.3	$2.1
Fixed income available for sale securities	453.7	86.4	367.3	—
Trading securities	5.7	5.7	—	—

Total assets (1)	$655.6	$253.9	$399.6	$2.1

(1)	$212.4 million included in cash and cash equivalents, $399.8 million in short-term investments, $24.5 million in restricted cash, $7.8 million in other non-current assets, and $11.1 million in long-term investments on the Company’s consolidated balance sheet.

The Company measures its cash equivalents, marketable securities, and foreign currency forward contracts at fair value, which does not materially differ from the carrying values of these instruments in the financial statements. Cash equivalents and marketable securities are classified within Level 1 or Level 2, with the exception of the investment in the Reserve Prime Money Market Fund (the “Reserve Fund”). Level 1 and level 2 investments are classified as such because they are valued primarily using quoted prices in active markets for identical or similar assets or inputs other than quoted prices that are observable, and inputs that are not directly

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

observable, but that are corroborated by observable market data. The Reserve Fund investment is classified within Level 3 because it is valued using unobservable inputs and management judgment due to the absence of quoted market prices and inherent lack of liquidity and these assumptions are significant. Our foreign currency forward contracts are typically classified within Level 2 because they are based on foreign currency rates quoted by banks, foreign currency dealers, and other public data sources. The foreign currency forward contracts, most with a term of less than 120 days, were transacted near month end; therefore, the fair value of the contracts is approximately zero.

The bond parity derivatives related to the convertible notes are classified within Level 1 because they are valued using quoted market prices in active markets. The fair value of the derivatives is approximately zero.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of October 3, 2009:

Reserve Fund
Balance as of June 27, 2009	$2.8
Cash receipt from The Reserve Fund	(0.7)

Balance as of October 3, 2009	$2.1

As of October 3, 2009, the Company classified its investment in the Reserve Fund as a current asset because it reasonably expects that it will be able to redeem this investment and have the proceeds available for use in its operations within the next twelve months. However, the Company is not dependent on liquidating this investment in the next twelve months in order to meet its liquidity needs.

Total financial assets at fair value classified within Level 3 were 0.1% of total assets on the Company’s consolidated balance sheet as of October 3, 2009.

Note 8. Goodwill

The following table presents goodwill allocated to the reportable segments (in millions):

	Communications Test & Measurement	Advanced Optical Technologies	Total
Balance as of June 27, 2009	$—	$8.3	$8.3
Goodwill from SNT acquisition (1)	9.9	—	9.9

Balance as of October 3, 2009	$9.9	$8.3	$18.2

(1)	See Note 4. Mergers and Acquisitions

The Company reviews goodwill and long-lived assets for impairment annually during the fourth quarter of the fiscal year or more frequently if events or circumstances indicate that an impairment loss may have occurred. In the fourth quarter of fiscal 2009, the Company completed the annual impairment test of goodwill and long-lived assets, which indicated that there was goodwill and long-lived asset impairments related to two of its reporting units. These goodwill and long-lived assets were impaired in the fourth quarter of fiscal year 2009. There were no events or changes in circumstances during the three months ended October 3, 2009, which triggered an impairment review. Given the current economic environment and the uncertainties regarding the potential impact on the Company’s business, if forecasted revenue and margin growth rates of certain reporting units are not achieved, it is reasonably possible that an impairment review may be triggered for goodwill and long-lived assets prior to the next annual review in the fourth quarter of fiscal 2010. If a triggering event causes an impairment review to be required before the next annual review, it is not possible at this time to determine if an impairment charge would result or if such charge would be material.

The goodwill balance is adjusted quarterly to record the effect of currency translation adjustments.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 9. Acquired Technology and Other Intangibles

The following tables present details of the Company’s acquired technology and other intangibles (in millions):

As of October 3, 2009:	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$474.8	$(250.7)	$224.1
Other	259.7	(149.6)	110.1

Total intangibles subject to amortization	734.5	(400.3)	334.2

Indefinite life intangibles	1.5	—	1.5

Total intangibles	$736.0	$(400.3)	$335.7

As of June 27, 2009:	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$458.5	$(238.7)	$219.8
Other	241.1	(138.3)	102.8

Total intangibles	$699.6	$(377.0)	$322.6

During the three months ended October 3, 2009 and September 27, 2008, the Company recorded $19.3 million and $19.6 million, respectively, of amortization expense relating to acquired technology and other intangibles.

Based on the carrying amount of acquired technology and other intangibles as of October 3, 2009, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
Remainder of 2010	$54.6
2011	70.2
2012	67.4
2013	51.9
2014	27.0
Thereafter	63.1

Total amortization	$334.2

The acquired technology and other intangibles balance are adjusted quarterly to record the effect of currency translation adjustments. See “Note 8. Goodwill” for discussion on impairment review.

Note 10. Loss and Impairment of Other Long-Lived Assets

During the three months ended October 3, 2009 and September 27, 2008, the Company recorded $0.5 million and $0.2 million, respectively, of loss on disposal of long-lived assets.

Sale of Assets:

During the three months ended October 3, 2009 and September 27, 2008, the Company recorded a gain of $0.1 million and zero, respectively, for the sale of assets.

Asset Disposal Other than Sale:

During the three months ended October 3, 2009, the Company recorded a loss of $0.6 million for the disposal of assets other than sale. During the three months ended September 27, 2008, the Company recorded a loss of $0.2 million for the disposal of assets other than sale.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 11. Convertible Debt and Letters of Credit

The following table presents details of the Company’s long-term debt (in millions):

	October 3, 2009	June 27, 2009
1% senior convertible notes	$254.1	$249.9
Zero coupon senior convertible notes	0.2	0.2

Total convertible debt	254.3	250.1
Less: current portion	(0.2)	(0.2)

Total long-term debt	$254.1	$249.9

Based on quoted market prices, as of October 3, 2009 and June 27, 2009, the fair market value of the 1% Senior Convertible Notes was approximately $271.0 million and $238.9 million, respectively, and the fair market value of the Zero Coupon Senior Convertible Notes was approximately $0.2 million and $0.2 million, respectively. Changes in fair market value reflect the change in the market price of the notes. As of October 3, 2009 and June 27, 2009, the outstanding principal amount of the 1% Senior Convertible Notes was $325.0 million, and the outstanding principal amount of the Zero Coupon Senior Convertible Notes was $0.2 million.

The Company was in compliance with all debt covenants as of October 3, 2009.

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

Effective the first quarter of fiscal 2010, the Company adopted authoritative guidance which applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash and retrospectively adjusted financial statements for all periods presented. See “Note 3. Revision to Prior Period Financial Statements” for details.

The Company calculated the carrying value of the liability component at issuance as the present value of its cash flows using a discount rate of 8.1%, based on the 7-year swap rate plus credit spread as of the issuance date. The credit spread for JDSU is based on the historical average “yield to worst” rate for BB-rated issuers. The carrying value of the liability component was determined to be $266.5 million. The equity component, or debt discount, of the notes was determined to be $158.5 million. The debt discount is being amortized using the effective interest rate of 8.1% over the period from issuance date through May 15, 2013 as a non-cash charge to Interest expense. As of October 3, 2009, the remaining term of the 1% Senior Convertible Notes is 3.6 years.

The $9.1 million of costs incurred in connection with the issuance of the notes were capitalized and bifurcated into debt issuance cost of $5.7 million and equity issuance cost of $3.4 million. The debt issuance cost is being amortized to Interest expense using the effective interest method from issuance date through May 15, 2013. As of October 3, 2009, the unamortized portion of the debt issuance cost related to the notes was $2.6 million and was included in Other current assets and Other non-current assets on the Consolidated Balance Sheets.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents the carrying amounts of the liability and equity components:

	October 3, 2009	June 27, 2009
	( In millions)
Carrying amount of equity component, net of equity issuance cost	$155.1	$155.1

Principal amount of 1% Senior Coupon Notes	$325.0	$325.0
Unamortized discount of liability component	(70.9)	(75.1)

Carrying amount of liability component	$254.1	$249.9

The following table presents the interest expense for the contractual interest and the amortization of debt discount:

	Three Months Ended
	October 3, 2009	September 27, 2008
	( In millions)
Effective interest rate	8.1%	8.1%
Interest expense-contractual interest	$0.8	$1.0
Interest expense-amortization of debt discount	4.2	5.1

Zero Coupon Senior Convertible Notes

On October 31, 2003, the Company completed the sale of $475.0 million aggregate principal amount of Zero Coupon Senior Convertible Notes due in 2010. Proceeds from the notes amounted to $462.3 million after issuance costs. The notes do not bear interest and are convertible into the Company’s common stock at a conversion price of $39.52 per share. The Company has the right to redeem the notes beginning November 15, 2008. Holders of the notes may require the Company to repurchase the notes on November 15, 2008. As of October 3, 2009, the zero coupon convertible notes are classified as current based on the Company’s expectation that they will be retired within one year.

Based on the stated terms, the Zero Coupon Senior Convertible Notes are not within the scope of the authoritative guidance which applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash.

Between March 2007 and March 2009, the Company repurchased or redeemed $474.8 million aggregate principal amount of the notes for $455.1 million in cash. In connection with the repurchase, a gain of $19.7 million was recognized in interest and other income (loss), net of the write-off of debt issuance costs. After giving effect to the repurchase, the total amount of Zero Coupon Senior Convertible Notes outstanding as of October 3, 2009 was $0.2 million. The repurchase effectively reduced the number of conversion shares potentially issuable in relation to the Zero Coupon Notes by approximately 12.0 million from 12.0 million to 4,656.

The $12.7 million of costs incurred in connection with issuance of the notes were capitalized and amortized to interest expense on a straight-line basis over a five year period ended December 27, 2008.

Outstanding Letters of Credit

As of October 3, 2009, the Company had 12 standby letters of credit totalling $30.4 million.

Note 12. Restructuring and Related Charges

The Company continues to take advantage of opportunities to further reduce costs through targeted restructuring events intended to consolidate the Company and rationalize the manufacture of its products based on core competencies and cost efficiencies, together with the need to align the business in response to the current significant weakening in market conditions. As of October 3, 2009, the Company’s total restructuring accrual was $20.3 million. During the three months ended October 3, 2009 and September 27, 2008, the Company incurred restructuring and related expenses of $5.1 million and $2.6 million, respectively.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

During the first quarter of fiscal 2010, the Company recorded $5.1 million in restructuring and related charges which included $3.0 million for severance and benefits primarily in the Communications Test and Measurement segment, $6.0 million for manufacturing transfer cost primarily in the Communications and Commercial Optical Products segment, and ($3.9) million to adjust asset retirement obligations for a restructured lease primarily for the Communications and Commercial Optical Products segment. Forty-nine employees were notified for termination, 16 in manufacturing, 11 in research and development and 22 in selling, general and administrative functions. Of these notified employees, 43 were located in North America, 1 was located in Asia, and 5 were located in Europe. As of October 3, 2009, 42 of these employees have been terminated. Payments related to severance and benefits are expected to be paid off by the third quarter of fiscal 2016. Payments related to lease costs are expected to be paid through fiscal 2018.

During the first quarter of fiscal 2009, the Company recorded $2.6 million in restructuring and related charges which included $2.0 million for severance and benefits primarily in the Communications and Commercial Optical Products segment,, $0.2 million for manufacturing transfer cost primarily in the Communications and Commercial Optical Products segment, and $0.4 million to adjust accruals on previously restructured leases primarily for the Communications and Commercial Optical Products segment. Two hundred three employees were notified for termination, 181 in manufacturing, 19 in research and development and 3 in selling, general and administrative functions. Of these notified employees, 200 were located in North America, 2 were located in Asia, and 1 was located in Europe. As of October 3, 2009, 164 of these employees have been terminated. Payments related to severance and benefits are expected to be paid off by the third quarter of 2010. Payments related to lease costs are expected to be paid through fiscal 2018.

The following table summarizes the Company’s restructuring activities (in millions):

	Workforce Reduction	Facilities and Equipment	Lease Costs	Total	Other Lease Exit Costs
Accrual balance as of June 27, 2009	$12.9	$—	$9.1	$22.0	$5.1
Restructuring and related charges	3.0	6.0	(3.9)	5.1	0.5
Adjustment from non-restructuring accounts	0.4	—	6.9	7.3	—
Cash payments	(7.0)	(6.0)	(1.1)	(14.1)	(0.1)

Accrual balance as of October 3, 2009	$9.3	$—	$11.0	$20.3	$5.5

The current and non-current portions of the total restructuring accrual were as follows (in millions):

	October 3, 2009	June 27, 2009
Current	$15.7	$16.6
Non-current	4.6	5.4

Total	$20.3	$22.0

The non-current portion of the restructuring accrual is included as a component of Other non-current liabilities in the Company’s Consolidated Balance Sheet. In addition, restructuring expenses are not allocated at the reporting segments level.

Other lease exit costs relating to the Ottawa facility are included in Other liabilities as follows (in millions):

	October 3, 2009	June 27, 2009
Current	$1.1	$1.0
Non-current	4.4	4.1

Total	$5.5	$5.1

Note 13. Income Tax

The Company recorded an income tax expense of $0.7 million and $1.0 million for the three months ended October 3, 2009 and September 27, 2008, respectively.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The income tax expense recorded for the three months ended October 3, 2009 and for the three months September 27 2008, primarily relates to income tax in certain foreign and state jurisdictions based on the Company’s forecasted pre-tax income for the respective year. In addition, the Company recorded a tax benefit of $0.3 million and $1.8 million in the quarters ending October 3, 2009 and September 27, 2008, respectively, as a result of the enactment of the Housing Assistance Tax Act of 2008 and the American Recovery and Reinvestment Act of 2009. The Acts provide that taxpayers may elect to forego bonus depreciation on certain additions of qualified eligible property and, in turn, claim a refundable credit for a portion of its unused AMT and research credits.

The income tax expense recorded differs from the expected tax expense that would be calculated by applying the federal statutory rate to the Company’s loss before income taxes primarily due to the increases in valuation allowance for deferred tax assets attributable to the Company’s domestic and foreign losses from continuing operations.

On July 1, 2007, the Company adopted a new accounting standard governing the accounting for uncertainty in income taxes. As of October 3, 2009 and June 27, 2009 the Company’s unrecognized tax benefits totaled $72.0 million and $69.3 million, respectively, and are included in deferred taxes and other non-current tax liabilities, net. The Company had $29.6 million accrued for the payment of interest and penalties at October 3, 2009.

Note 14. Stockholders’ Equity

Stock Repurchase

During the first quarter of fiscal 2010, the Company did not repurchase shares of common stock. During the first quarter of fiscal 2009, the Company repurchased approximately 7.6 million shares of common stock in open market purchases at an average price of $11.40 per share, completing the $200 million share repurchase program authorized by the Company’s Board of Directors on May 15, 2008. The total purchase price of $86.8 million was reflected as a decrease to common stock based on the stated par value per share with the remainder to accumulated deficit.

Note 15. Stock-Based Compensation

Overview

The impact on the Company’s results of operations of recording stock-based compensation by function for the three month period ended October 3, 2009 and September 27, 2008 was as follows (in millions):

	Three Months Ended
	October 3, 2009	September 27, 2008
Cost of sales	$1.2	$1.7
Research and development	2.2	2.3
Selling, general and administrative	7.7	9.1

	$11.1	$13.1

Approximately $1.4 million of stock-based compensation was capitalized as inventory at October 3, 2009.

The Company primarily issues stock options and Full Value Awards under the 2003 Equity Incentive Plan. On November 12, 2008, the Company’s shareholders approved the following amendments to the 2003 Equity Incentive Plan. The first amendment increased the number of shares that may be issued under 2003 Equity Plan by 12,000,000. The second amendment increased the maximum number of shares granted to any employee in any fiscal year to 1,000,000. As of October 3, 2009, common stock available for grant was 8.7 million shares for these awards.

Stock Options

The exercise price for stock options is equal to the fair value of the underlying stock at the date of grant. Options generally become exercisable over a three-year or four-year period and, if not exercised, expire from five to ten years after the date of grant.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following is a summary of options activities (in millions, except per share amounts):

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price
Balance as of June 27, 2009	16.8	$33.65
Granted	5.0	5.87
Forfeited	(0.4)	8.25
Exercised	—	—
Canceled	(1.0)	40.37

Balance as of October 3, 2009	20.4	27.05

As of October 3, 2009, $24.1 million of unrecognized stock-based compensation cost related to stock options remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 2.5 years.

Employee Stock Purchase Plan (“ESPP”)

The JDS Uniphase Corporation 1998 Employee Stock Purchase Plan, has 50.0 million shares authorized to be issued, under which 0.3 million shares remained available for issuance as of October 3, 2009.

As of October 3, 2009, $0.3 million of unrecognized stock-based compensation cost related to ESPP remains to be amortized. That cost is expected to be recognized through the third quarter of fiscal 2010.

Full Value Awards

A summary of the status of the Company’s nonvested Full Value Awards as of October 3, 2009 and changes during the same period is presented below (amounts in millions, except per share amounts):

	Full Value Awards
	Performance shares	Non- performance shares	Total number of shares	Weighted- average grant- date fair value
Nonvested at June 27, 2009	0.7	5.7	6.4	$9.38
Awards granted	0.1	1.3	1.4	5.98
Awards vested	(0.3)	(0.2)	(0.5)	10.04
Awards forfeited	(0.1)	(0.3)	(0.4)	11.42

Nonvested at October 3, 2009	0.4	6.5	6.9	8.53

As of October 3, 2009, $39.8 million of unrecognized stock-based compensation cost related to Full Value Awards remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 2.1 years.

Full Value Awards are converted into shares upon vesting. Shares equivalent in value to the minimum withholding taxes liability on the vested shares are withheld by the Company for the payment.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Valuation Assumptions

The Company estimates the fair value of stock options and ESPP using a Black-Scholes-Merton (BSM) valuation model. The fair value is estimated on the date of grant using the BSM option valuation model with the following weighted-average assumptions:

	Employee Stock Option Plans		Employee Stock Purchase Plans
	Three Months Ended		Three Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008
Expected term (in years)	4.69	4.30	0.50	0.50
Expected volatility	56%	45%	80%	45%
Risk-free interest rate	2.37%	4.76%	0.39%	2.15%
Dividend yield	0.00%	0.00%	0.00%	0.00%

Note 16. Employee Defined Benefit Plans

The Company sponsors qualified and non-qualified pension plans for certain past and present employees in the UK and Germany. The Company also is responsible for the non-pension postretirement benefit obligation of a previously acquired subsidiary. The plans have been closed to new participants and no additional service costs are being accrued. Benefits are generally based upon years of service and compensation or stated amounts for each year of service. As of October 3, 2009 the UK plan was partially funded while the other plans were unfunded. The Company’s policy for funded plans is to make contributions equal to or greater than the requirements prescribed by law or regulation. The Company anticipates making a contribution of approximately $0.3 million during fiscal 2010. For unfunded plans, the Company pays the postretirement benefits when due. Future estimated benefit payments are summarized below. No other required contributions to defined benefit plans are expected in fiscal 2010. The funded plan assets consist primarily of managed investments.

The following table presents the components of the net periodic cost for the pension and benefits plans (in millions):

Pension Benefits	Three Months Ended
	October 3,	September 27,
	2009	2008
Service cost	$—	$—
Interest cost	1.5	1.5
Expected return on plan assets	(0.3)	(0.3)
Recognized net actuarial (gains)/losses	(0.2)	(0.1)

Net periodic benefit cost	$1.0	$1.1

Underlying both the calculation of the projected benefit obligation and net periodic cost are actuarial valuations. These valuations use participant-specific information such as salary, age, years of service, and assumptions about interest rates, compensation increases and other factors. At a minimum, the Company evaluates these assumptions annually and makes changes as necessary.

The Company expects to incur cash outlays of approximately $5.0 million related to its defined benefit pension plans during fiscal 2010 to make current benefit payments and fund future obligations. As of October 3, 2009, approximately $0.9 million had been incurred. These payments have been estimated based on the same assumptions used to measure the Company’s PBO at June 27, 2009.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 17. Related Party Transactions

Fabrinet Co. (“Fabrinet”)

As of October 3, 2009, a privately held contract manufacturing company in which the Company has a long-term investment, was both a customer and supplier. The purchases and sales of items between the Company and Fabrinet have been evaluated for accounting under the authoritative guidance on consideration given by a vendor to a customer or a reseller of the vendor’s products. Based on this evaluation, the Company determined that there is an identifiable benefit that was sufficiently separable from the customer’s purchase of the Company’s products and the fair value of that benefit was reasonably estimable in relation to sales to other third parties. As of October 3, 2009 and June 27, 2009, the carrying value of the Company’s investment in Fabrinet was $2.0 million. As of October 3, 2009, Fabrinet also owed the Company approximately $1.9 million representing trade accounts receivable relating to product sales.

Harmonic Inc. (“Harmonic”)

As of October 3, 2009, the Chairman of JDSU’s Audit Committee was also a member of the Board of Directors of Harmonic, a publicly held company which designs, manufactures and sells systems and software that enable network operators to provide a range of interactive and advanced digital services. Harmonic is a customer of the Company.

KLA-Tencor Corporation (“KLA-Tencor”)

As of October 3, 2009, one member of the Board of Directors of JDSU was also a member of the Board of Directors of KLA-Tencor, a publicly held company which provides process control and yield management solutions for semiconductor manufacturing. KLA-Tencor is a customer of the Company.

Micralyne, Inc. (“Micralyne”)

Micralyne, a privately held manufacturer of microfabricated and MEMS (Micro-Electro-Mechanical-Systems) based products in which the Company has a long-term investment, is a supplier of the Company. As of October 3, 2009 and June 27, 2009, the carrying value of the Company’s investment in Micralyne was $0.5 million.

Transactions and balances with the Company’s related parties were as follows (in millions):

	Three Months Ended			Three Months Ended
	October 3, 2009	September 27, 2008		October 3, 2009	September 27, 2008
Sales:			Receivables:
Fabrinet *	$2.5	$5.3	Fabrinet	$1.9	$6.8
Harmonic	0.1	0.3	Harmonic	—	0.1
KLA-Tencor	0.9	2.0	KLA-Tencor	0.4	0.9
Micralyne	—	—	Micralyne	—	—

	$3.5	$7.6		$2.3	$7.8

Purchases:			Payables:
Fabrinet	$14.0	$22.5	Fabrinet	$13.0	$11.0
Harmonic	—	—	Harmonic	—	—
KLA-Tencor	—	—	KLA-Tencor	—	—
Micralyne	—	0.3	Micralyne	—	0.2

	$14.0	$22.8		$13.0	$11.2

*	Sales are related to sale of inventory

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 18. Commitments and Contingencies

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

Note 19. Operating Segments and Geographic Information

The Company evaluates its reportable segments in accordance with the authoritative guidance on segment reporting. The Company’s Chief Executive Officer, Thomas Waechter, is the Company’s Chief Operating Decision Maker (“CODM”) pursuant to the guidance. The CODM allocates resources to the segments based on their business prospects, competitive factors, net revenue, and operating results.

The Company is a leading provider of communications test and measurement solutions and optical products for telecommunications service providers, cable operators, and network equipment manufacturers. JDSU technologies also enable broadband and optical innovation in many essential industries such as biomedical and environmental instrumentation, semiconductor processing, aerospace and defense, and brand protection. In addition, JDSU optical coatings are used in visual display and decorative product differentiation applications. The Company’s major business segments are:

(i) Communications Test and Measurement

The Communications Test and Measurement business segment supplies instruments and service-assurance systems and services to enable the design, deployment, and maintenance of communication equipment and networks as well as to ensure the quality of services delivered to the end customer. These products and services provide solutions that accelerate the deployment of new services and lower operating expenses while improving performance and reliability. Included in the product portfolio are test tools and platforms for optical transport networks, DSL services, data networks, cable networks, digital video broadcast, and fiber characterization services.

(ii) Communications and Commercial Optical Products

The Communications and Commercial Optical Products business segment provides components, modules, subsystems, and solutions used by communications equipment providers for telecommunications and enterprise data communications. These products enable the transmission of video, audio, and text data over high-capacity, fiber-optic cables. These products include transmitters, receivers, amplifiers, ROADMS, optical transceivers, multiplexers and demultiplexers, switches, optical-performance monitors and couplers, splitters, and circulators.

This business segment also provides lasers employed in a wide variety of OEM applications as well as photonic power technology. Our broad portfolio addresses the needs of laser clients in markets and applications such as biotechnology, materials processing, semiconductor-wafer processing, solar-cell processing, graphics and imaging, remote sensing/ranging, and precision machining. These products include diode-pumped solid-state lasers, industrial diode lasers, gas lasers, and fiber-based lasers. In addition, our photovoltaics (PV) products include concentrated photovoltaic (CPV) cells and receivers for generating energy from sunlight as well as fiber-optic-based systems for delivering and measuring electrical power.

(iii) Advanced Optical Technologies

The Advanced Optical Technologies business segment provides inventive optical solutions for security and decorative applications and thin-film coatings for a range of public- and private-sector markets. These products enhance and modify the behavior of light by using its reflection, absorption, and transmission properties to achieve specific effects such as high

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

reflectivity, antiglare, and spectral filtering. Specific product applications include computer-driven projectors, intelligent lighting systems, office equipment, security products, and decorative surface treatments. Advanced Optical Technologies also spans several markets including multilayer product-security solutions which deliver overt, covert, forensic and digital product and document verification for protection against counterfeiting, tampering, and diversion.

The accounting policies of the reportable segments are the same as those described in the Company’s Annual Report on Form 10-K for the year ended June 27, 2009. The Company evaluates segment performance based on operating income (loss) excluding infrequent or unusual items.

The amounts shown as Corporate consist of certain unallocated corporate-level operating expenses. In addition, the Company does not allocate restructuring and related charges, income taxes, or non-operating income and expenses to its segments.

Da Vinci represented a separate component of the Communications Test and Measurement segment and is considered as discontinued operations for financial reporting purposes.

Information on reportable segments is as follows (in millions):

JDS UNIPHASE CORPORATION

REPORTABLE SEGMENT INFORMATION

(in millions)

(unaudited)

	Three Months Ended
	October 3, 2009	September 27, 2008 As Adjusted (Note 22)
Net revenue:
Communications Test and Measurement	$143.4	$161.8
Communications and Commercial Optical Products	101.1	162.0
Advanced Optical Technologies	54.1	53.5
Deferred revenue related to purchase accounting adjustment	(0.8)	(0.1)

Net revenue	$297.8	$377.2

Operating income (loss):
Communications Test and Measurement	$18.0	$26.4
Communications and Commercial Optical Products	(1.5)	9.1
Advanced Optical Technologies	20.6	21.7
Corporate	(26.9)	(36.4)

Total segment operating income	10.2	20.8
Unallocated amounts:
Stock based compensation	(11.1)	(13.1)
Acquisition-related charges and amortization of intangibles	(20.1)	(19.7)
Loss and impairment of long-lived assets	(0.5)	(0.2)
Restructuring and related charges	(5.1)	(2.6)
Realignment and other charges	(0.9)	(1.4)
Interest and other income	3.2	5.4
Interest expense	(5.9)	(6.9)
Gain on sale of investments	0.2	1.0
Impairment of investments	—	(3.2)

Loss from continuing operations before income taxes	$(30.0)	$(19.9)

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 20. Guarantees

Product Warranties

The following table presents the changes in the Company’s warranty reserve (in millions):

	Three Months Ended
	October 3,	September 27,
	2009	2008
Balance as of beginning of period	$7.3	$10.1
Provision for warranty	1.7	2.0
Utilization of reserve	—	(0.1)
Adjustments related to pre-existing warranties (including changes in estimates)	(2.1)	(1.6)

Balance as of end of period	$6.9	$10.4

Note 21. Legal Proceedings

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

Plaintiffs filed a second amended complaint on June 30, 2006. Defendants answered the complaint on July 6, 2006, and JDSU asserted counterclaims for breach of contract. The Court dismissed those counterclaims on September 11, 2006. On December 15, 2006, defendants moved for summary judgment on the ground that the named plaintiffs lacked standing. On the same day, plaintiffs moved for class certification. On April 24, 2007, the Court denied defendants’ motion for summary judgment as to plaintiff Douglas Pettit, deferred ruling on the motion for summary judgment as to plaintiff Eric Carey, and deferred ruling on plaintiffs’ motion for class certification. Both sides have taken discovery. Following the verdict for defendants in In re JDS Uniphase Corporation Securities Litigation, a securities class action based on allegations similar to those in the ERISA action, the court in the ERISA action vacated all existing deadlines, set a schedule for briefing a summary judgment motion based on collateral estoppel issues, and stayed discovery pending resolution of that motion. By Order dated April 17, 2008, the Court modified the briefing schedule for JDSU’s summary judgment motion and ordered the parties to engage in mediation. Defendants moved for summary judgment on collateral estoppel issues on May 2, 2008. The parties participated in mediation on October 10, 2008, and reached an agreement in principle to resolve all claims. On March 3, 2009, the parties signed a Memorandum of Understanding reflecting the terms of their agreement. On September 15, 2009, the parties executed a settlement agreement resolving all claims, subject to the Court’s approval. In light of the settlement agreement, the Court denied JDSU’s summary judgment motion without prejudice. On October 15, 2009, plaintiffs moved for preliminary approval of the proposed settlement. That motion will be heard on November 12, 2009.

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 22. Discontinued Operations

On September 4, 2009, the Company sold certain non-core assets related to its wholly owned subsidiary da Vinci Systems LLC (“da Vinci”). Da Vinci represented a separate component of the Communications Test and Measurement segment and is considered as discontinued operations for financial reporting purposes. The sale generated total gross proceeds of $2.5 million and a gain of $0.2 million, which was recognized in the first fiscal quarter of 2010. The Company transferred net liabilities of $0.1 million, which comprised of $1.0 million in net property plant and equipment, $1.0 million in deferred revenue, and $0.1 million in warranty reserve. Net revenue for the three months ended October 3, 2009 and September 27, 2008 were $0.8 million and $3.5 million, respectively. Net loss for the three months ended October 3, 2009 and September 27, 2008 were $(1.4) million and $(0.4) million, respectively. Total loss from discontinued operations for the three months ended October 3, 2009 and September 27, 2008 were $(1.2) million and $(0.4) million, respectively. There is no tax effect associated with this transaction.

Note 23. Subsequent Events

The Company has evaluated all subsequent events through November 10, 2009, the date the financial statements were issued, and no additional items were noted that need to be disclosed.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q which are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. A forward-looking statement may contain words such as “anticipates that,” “believes,” “can impact,” “continue to,” “estimates,” “expects to,” “intends,” “may,” “plans,” “potential,” “projects,” “to be,” “will be,” “will continue to be,” “continuing,” “ongoing,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements regarding: our expectations related to the impact of recent accounting pronouncements on our consolidated financial statements; our expectation related to lease expenses through fiscal 2018; our belief that the Company’s current process for writing down inventory appropriately balances the risk in the marketplace with a fair representation of the realizable value of the Company’s inventory; our expectation that the zero coupon convertible notes will be retired within one year; our plan to continue to take advantage of opportunities to further reduce costs through targeted, customer-driven restructuring events; our expectation that payments related to severance and benefits will be paid off in fiscal 2010; our expectation to recognize $24.1 million of unrecognized stock-based compensation cost related to stock options over an estimated amortization period of 2.5 years; our expectation to amortize $0.3 million of unrecognized stock-based compensation cost related to our ESPP in the third quarter of fiscal 2010; our expectation to amortize $39.8 million of unrecognized stock-based compensation cost related to Full Value Awards over an estimated amortization period of 2.1 years; our expectation that the Company will have to contribute approximately $0.3 million to defined benefit plans in fiscal 2010; our expectation to incur cash outlays of approximately $5.0 million related to our defined benefit pension plan in fiscal 2010; our belief that the ultimate outcome of the Dutch and Texas tax audits will not have a material adverse effect on our financial position, cash flows or overall trends in results in operations; our expectation that the Company’s potential tax liability related to a Texas franchise tax audit will be from zero to $36.9 million, plus interest and penalties; management’s belief that the factual allegations and circumstances underlying the securities actions, derivative actions, and the ERISA class action are without merit; our expectation that we will continue to encounter a number of industry and market structural risks and uncertainties that will limit our business climate and market visibility; our expectation that the current trend of consolidation in the communications industry will continue; our expectation that risks related to manufacturing transitions of our North American assembly manufacturing program will continue and are expected to diminish over the next several quarters; our expectation that the introduction of new product programs and introductions will continue to incur higher start-up costs and increased yield and product quality risk among other issues; our belief that investment in research and development (“R&D”) is critical to attaining our strategic objectives; our continued efforts to reduce total operating spending; our intention to continue to address our selling, general and administrative (“SG&A”) expenses and reduce these expenses as and when opportunities arise; our expectations regarding future SG&A expenses; our expectation that none of the non-core SG&A expenses will have a material adverse impact on our financial condition; restructuring estimates related to sublease income or lease settlements; our assumptions related to pension and postretirement benefits; our belief that our assumptions related to discount rate movements in connection with calculating benefit costs is conservative; our estimates related to post-acquisition investment in research and development and the projected completion date of post-acquisition research and development; our belief that our existing cash balances and investments will be sufficient to meet our liquidity and capital spending requirements at least through the next 12 months; and our expectation that gains and losses on derivatives will be offset by re-measurement gains and losses on the foreign currency dominated assets and liabilities.

Management cautions that forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in such forward-looking statements. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, including, without limitation, the following: inability to accurately predict product life cycles, technological and product changes, demand visibility for our products and other market conditions affecting our inventory; failure to reduce manufacturing costs through restructuring efforts; inaccurate estimates related to payments of severance and benefits to terminated employees; difficulty in estimating the amortization period of stock based compensation cost of stock option and our ESPP; difficulty in predicting the amortization period of Full Value Awards; inability to accurately predict the amount of money the Company must contribute to its pension plans as legally mandated; inability to accurately predict cash outlays related to defined benefit pension plan; inaccurate assessment of our tax liability as a result of acquisitions and tax audits; inherent uncertainty surrounding the litigation process and the fact that litigation could result in substantial cost and diversion of our management’s attention; inability to accurately predict pricing pressures, changes to our customer base, the strength of our competition in Asia, product mix variability, seasonal buying patterns and excess device manufacturing capacity; delays in introducing new product programs; unexpected interruptions in manufacturing new products; inability to accurately predict market acceptance of new products; lack of resources set aside for investment in R&D; unanticipated SG&A expenses and inaccuracies as to the impact of SG&A expenses on the Company’s financial condition; inherent difficulties in predicting lease settlements and income from subleases; inability to successfully implement strategic opportunities and expand our customer base, expertise and diversify our product portfolio; unanticipated complications with our acquisitions that weaken our core business; inability to grow through organic initiatives; difficulties in quantifying the Company’s obligation to contribute funds to pension and post-retirement benefits plans of acquired subsidiaries; changes in actuarial assumptions; unanticipated investment post-acquisition in research and development related to the Storage Network Tools business (“SNT”); inherent unpredictability related to the valuation of foreign currencies, and other factors set forth in “Risk Factors” and elsewhere herein. Further, our future business, financial condition and results of operations could differ materially from those anticipated by such forward-looking statements and are subject to risks and uncertainties including the risks set forth above and in Part II, Item 1A “Risk Factors” set forth in this Form 10-Q. Moreover, neither we assume nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. Forward-looking statements are made only as of the date of this Report and subsequent facts or circumstances may contradict, obviate, undermine or otherwise fail to support or substantiate such statements. We are under no duty to update any of the forward-looking statements after the date of this Form 10-Q to conform such statements to actual results or to changes in our expectations.

In addition, Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended June 27, 2009.

OUR INDUSTRIES AND QUARTERLY DEVELOPMENTS

JDS Uniphase Corporation (“JDSU”) is a leading provider of communications test and measurement solutions and optical products for telecommunications service providers, cable operators, and network equipment manufacturers. JDSU is also a leading provider of optical solutions for biomedical and environmental instrumentation, semiconductor processing, aerospace and defense, brand authentication, visual display, and custom color, product differentiation applications.

To serve its markets, JDSU operates in the following business segments: Communications Test and Measurement, Communications and Commercial Optical Products, and Advanced Optical Technologies.

Communications Test and Measurement

JDSU provides instruments and service-assurance systems and services for communications network operators and equipment manufacturers that deliver and/or operate broadband/IP networks (cable, fixed, and mobile) deploying triple- and quad-play services (voice, video, data, and wireless). JDSU solutions help accelerate the deployment of new services, lower operating expenses, reduce customer turnover with improved quality of service, and increase productivity across each critical phase of the network lifecycle including research and development, production, deployment, and service assurance. JDSU enables the effective management of services, such as voice over Internet protocol (VoIP) and Internet protocol TV (IPTV), by providing visibility into the end-user experience and also provides repair, calibration, instrument management, and other services to aid its customers in the rapid deployment and repair of networks and services. JDSU test solutions address lab and production (capacity expansion, 40G), field service (triple-play deployments for cable, telecom, FTTx, and home networking), and service assurance (quality of experience or QoE for Ethernet and IP services including cable, wireless, and fixed/telecom networks).

JDSU customers for communications test and measurement solutions include the world’s largest communications service providers, communications equipment manufacturers, government organizations, and corporations. This includes major telecom and cable operators such as AT&T, Bell Canada, British Telecom, China Telecom, Comcast, Deutsche Telecom, France Telecom, Telefonica, Telmex, TimeWarner, Verizon, and many others. JDSU test and measurement customers also include many of the network equipment manufacturers served by our optical communications group including Alcatel-Lucent, Ciena, Cisco Systems, Fujitsu, Huawei, and Motorola.

Communications and Commercial Optical Products

The Communications and Commercial Optical Products (CCOP) business segment is a leading provider of products and technology used in the optical communications and laser markets.

The Optical Communications group of this business segment provides components and subsystems used by communications equipment providers for telecommunications and enterprise data communications. These products enable the transmission and transport of video, audio, and text data over high-capacity, fiber-optic cables. Transmission products primarily consist of optical transceivers, optical transponders, and their supporting components such as modulators and source lasers such as vertical-cavity surface-emitting lasers (VCSELs). Transport products primarily consist of amplifiers and ROADMS and their supporting components such as 980 nanometer (nm) pumps, passive devices, and array waveguides (AWGs). Today’s most advanced optical networks are built with JDSU transport and transmission components, modules, and subsystems.

JDSU optical communications products include a wide range of components, modules, subsystems, and solutions to support and maintain customers in two market segments: telecommunications, including access (local), metro (intracity), long-haul (city-to-city and worldwide), and submarine (undersea) networks; and, enterprise data communications including storage access networks (SANs), local area networks (LANs), and Ethernet wide-area networks (WANs).

The Lasers business unit of CCOP provides lasers employed in a wide variety of original equipment manufacturer (OEM) applications from low- to high-power output and with ultraviolet (UV), visible, and IR wavelengths. Our broad portfolio addresses the needs of laser clients in markets and applications such as biotechnology, materials processing, semiconductor-wafer processing, solar-cell processing, graphics and imaging, remote sensing/ranging, and other precision machining.

Core laser technologies include continuous-wave (cw), q-switched, and mode-locked lasers addressing application needs from cw to megahertz repetition rates. Our commercial optical products include diode-pumped solid-state lasers, industrial diode lasers, gas lasers, and fiber-based lasers.

In addition, CCOP supports two lines of photovoltaic products. Concentrated photovoltaic (CPV) cell products convert light into electrical energy, enabling high-efficiency multijunction solar cells and receiver assemblies. Photonic power (PP) products transport energy over optical fiber, enabling electromagnetic- and radio-interference-free power and data transmission for remote sensors such as high-voltage line current monitors.

Customers of the JDSU Optical Communications group such as Alcatel-Lucent, Ciena, Cisco Systems, Ericsson, Fujitsu, Hewlett-Packard, Huawei, IBM, Nokia Siemens Networks, Nortel, and Tellabs manufacture network equipment used to create telecommunications and data communications. Customers of the JDSU Lasers business unit include Applied Biosystems, ASML, Beckman Coulter, Disco, Eastman Kodak, Electro Scientific Instruments, General Dynamics, Han’s Laser, KLA Tencor, Panasonic, and Sony. Customers of the PV business unit include Areva, ETS-Lindgren, Motorola, and Siemens. All these companies use JDSU fiber-optic-based power products to drive and communicate with various measurement systems and sensors.

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

The Authentication Solutions group provides multilayer authentication solutions that include overt, covert, forensic, and digital technologies for protection from product and document counterfeiting and tampering. These solutions, many of which leverage AOT’s color shifting and holographic technology platforms, safeguard brands in the secure document, financial card, pharmaceutical, consumer electronics, printing/imaging supplies, and fast-moving consumer goods industries.

The Custom Optics group produces precise, high-performance, optical thin-film coatings for a variety of applications in government and aerospace, biomedical, telecommunications, office automation, entertainment, and other emerging markets. These applications include night vision and surgical goggles, satellite solar covers, medical instrumentation, medical instrumentation, information displays, office equipment, computer-driven projectors, and event lighting.

The Flex Products group includes custom color solutions, a product line of unique solutions for product finishes and decorative packaging that can be applied to a wide variety of substrates. These include innovative, optically-based, light-management solutions that provide product enhancement for brands in the pharmaceutical, automotive, consumer electronics, and fast-moving consumer goods industries. Flex Products also provides solutions for protecting the currency of more than 90 countries from counterfeiting.

The AOT business segment serves customers such as BAE Systems, Eastman Kodak, ITT, Mitsubishi, Northrup Grumman, SICPA, Siemens Medical, Sony, and Toshiba. JDSU technology protects the currencies of China, the European Union, the United States, and other governments around the world. Leading pharmaceutical companies worldwide also use JDSU solutions to protect their brands. JDSU custom color solutions are used by customers such as BASF, DuPont, and PPG.

During the first quarter of fiscal 2010:

•

Net revenue in the first quarter of fiscal 2010 decreased 21%, or $79.4 million, to $297.8 million from $377.2 million in the first quarter of fiscal 2009. Net revenue in the first quarter of fiscal 2010 consisted of $143.4 million, or approximately 48% of net revenue, from Communications Test and Measurement, $101.1 million, or approximately 34% of net revenue, from Communications and Commercial Optical Products, and $54.1 million, or approximately 18% of net revenue, from Advanced Optical Technologies. Communications Test and Measurement net revenue includes $(0.8) million of deferred revenue that is eliminated from consolidated revenue as a result of purchase accounting adjustments. One customer represented 10% or more of our net revenue during the three months ended October 3, 2009.

•	Gross profit in the first quarter of fiscal 2010 remained constant at 39% compared to the same quarter a year ago.

•

Combined research and development (“R&D”) and selling, general and administrative (“SG&A”) expenses decreased by $22.9 million to $132.0 million from $154.9 million in the first quarter of fiscal 2009 but, as a percent of net revenue, increased to 44% in the first quarter of fiscal 2010 from 41% in the same quarter a year ago due to reduction in revenue.

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

RESULTS OF OPERATIONS

The results of operations for the current period are not necessarily indicative of results to be expected for future years. The following table summarizes selected Consolidated Statement of Operations items (in millions, except for percentages):

	Three Months Ended
	October 3,	September 27,		Percentage
	2009	2008	Change	Change
Net revenue	$297.8	$377.2	$(79.4)	-21%
Gross profit	117.1	148.6	(31.5)	-21%
Percentage of net revenue	39%	39%
Research and development	39.8	44.3	(4.5)	-10%
Percentage of net revenue	13%	12%
Selling, general and administrative	92.2	110.6	(18.4)	-17%
Percentage of net revenue	31%	29%
Amortization of other intangibles	7.0	7.1	(0.1)	-1%
Percentage of net revenue	2%	2%
Loss and impairment of long-lived assets	0.5	0.2	0.3	150%
Percentage of net revenue	0%	0%
Restructuring and related charges	5.1	2.6	2.5	96%
Percentage of net revenue	2%	1%
Loss from discontinued opreations, net of tax	1.2	0.4	0.8	200%
Percentage of net revenue	0%	0%

Net revenue in the first quarter of fiscal 2010 decreased 21%, or $79.4 million, to $297.8 million from $377.2 million in the same quarter a year ago. The decrease is primarily due to a decreased demand for our Communications and Commercial Optical Products and Communications Test and Measurement products. The decrease in our Communications and Commercial Optical Products primarily resulted from demand decreases across the product range. The decrease in our Communications Test and Measurement segment came primarily from the Instruments business, but was partially offset by the acquisition of the Storage Network Tools business (“SNT”) during this quarter, which contributed $6.7 million in revenue. Our Advanced Optical Technologies business remained relatively constant.

Going forward, we expect to continue to encounter a number of industry and market structural risks and uncertainties that will limit our business climate and market visibility, and consequently, our ability to predict future revenue, profitability and general financial performance, and that could create quarter over quarter variability in one or more of our financial measures. These structural risks and uncertainties include: (a) strong pricing pressures, particularly within our Communications and Commercial Products markets, due to, among other things, a highly concentrated customer base, increasing Asian competition, excess device manufacturing capacity within the communications and commercial optical industry and a general commoditization trend for many of our products; (b) high product mix variability, particularly in our Communications and Commercial Products markets, which causes revenue variability, as well as gross profit variability due to, among other things, factory utilization fluctuations and inventory and supply chain management complexities; (c) seasonal buying patterns within our Communications Test and Measurement customers, which causes significant seasonal revenue variation within this high gross margin business unit; and (d) continuing service provider business model uncertainty, which causes demand, revenue and profitability measure unpredictability at each level of the communications industry. Moreover, the current trend of communications industry consolidations is expected to continue, directly affecting our CCOP’s and Communications Test and Measurement’s customer base and adding additional risk and uncertainty to our financial and business predictability.

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

Gross Profit

Gross profit in the first quarter of fiscal 2010 decreased 21%, or $31.5 million, to $117.1 million from $148.6 million in the same quarter a year ago. The decrease is primarily due to lower volumes in our Communications and Commercial Optical Products and Communications Test and Measurement segments as a result of the general slowdown in the economy. Gross profit decreased slightly in the Advanced Optical Technologies group due to lower volumes in the Authentication Solutions business. Gross profit excluding amortization expense of acquired developed technologies in the first quarter of fiscal 2010 decreased 20%, or $31.7 million, to $129.4 million from $161.1 million in the first quarter of fiscal 2009.

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

Research and Development (“R&D”) and Selling, General and Administrative (“SG&A”)

R&D and SG&A expenses for the first quarter of fiscal 2010 decreased 15%, or $22.9 million to $132.0 million, from $154.9 million in the same period a year ago. The decrease is primarily due to decreased selling expense on lower revenues and our cost containment initiatives.

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

Amortization of Other Intangibles

Amortization of other intangibles for the three months ended October 3, 2009 decreased 2%, or $0.3 million, to $19.3 million from $19.6 million in the same quarter a year ago. Refer to “Note 9. Acquired Technology and Other Intangibles” for more detail.

The other intangibles balance is adjusted quarterly to record the effect of currency translation adjustments.

Impairment of Goodwill

There were no goodwill impairment charges for the three months ended October 3, 2009 and September 27, 2008. Please refer to “Note 8. Goodwill” for more detail.

Loss and Impairment of Other Long-Lived Assets

During the three months ended October 3, 2009 and September 27, 2008, we recorded $0.5 million and $0.2 million, respectively, of loss on disposal of long-lived assets.

Sale of Assets:

During the three months ended October 3, 2009 and September 27, 2008, we recorded a gain of $0.1 million and zero, respectively, for the sale of assets.

Asset Disposal Other than Sale:

During the three months ended October 3, 2009, we recorded a loss of $0.6 million for the disposal of assets other than sale. During the three months ended September 27, 2008, we recorded a loss of $0.2 million for the disposal of assets other than sale.

Restructuring and Related Charges

We continue to take advantage of opportunities to further reduce costs through targeted restructuring events intended to consolidate and rationalize the manufacture of our products based on core competencies and cost efficiencies, together with the need to align the business in response to the current significant weakening in market conditions. We expect to recognize estimated annual cost savings of $24.0 million in fiscal 2010 as a result of the restructuring activities. See “Note 12. Restructuring and Related Charges” for more detail.

During the first quarter of fiscal 2010, we recorded $5.1 million in restructuring and related charges which included $3.0 million for severance and benefits primarily in the Communications Test and Measurement segment, $6.0 million for manufacturing transfer cost primarily in the Communications and Commercial Optical Products segment, and ($3.9) million to adjust asset retirement obligations for a restructured lease primarily for the Communications and Commercial Optical Products segment. Forty-nine employees were notified for termination, 16 in manufacturing, 11 in research and development and 22 in selling, general and administrative functions. Of these notified employees, 43 were located in North America, 1 was located in Asia, and 5 were located in Europe. As of October 3, 2009, 42 of these employees have been terminated. Payments related to severance and benefits are expected to be paid off by the third quarter of fiscal 2016.

During the first quarter of fiscal 2009, we recorded $2.6 million in restructuring and related charges which included $2.0 million for severance and benefits primarily in the Communications and Commercial Optical Products segment,, $0.2 million for manufacturing transfer cost primarily in the Communications and Commercial Optical Products segment, and $0.4 million to adjust accruals on previously restructured leases primarily for the Communications and Commercial Optical Products segment. Two hundred three employees were notified for termination, 181 in manufacturing, 19 in research and development and 3 in selling, general and administrative functions. Of these notified employees, 200 were located in North America, 2 were located in Asia, and 1 was located in Europe. As of October 3, 2009, 164 of these employees have been terminated. Payments related to severance and benefits are expected to be paid off by the third quarter of 2010.

Our ability to generate sublease income, as well as our ability to terminate lease obligations at the amounts estimated, is highly dependent upon the economic conditions, particularly commercial real estate market conditions in certain geographies, at the time we negotiate the lease termination and sublease arrangements with third parties as well as the performances by such third parties of their respective obligations. While the amount we have accrued represents the best estimate of the remaining obligations we expect to incur in connection with these plans, estimates are subject to change. Routine adjustments are required and may be required in the future as conditions and facts change through the implementation period. Our restructuring obligations are net of sublease income or lease settlement estimates of approximately $7.7 million. If adverse macroeconomic conditions continue, particularly as they pertain to the commercial real estate market, or if, for any reason, tenants under subleases fail to perform their obligations, we may be required to reduce estimated future sublease income and adjust the estimated amounts of future settlement agreements, and accordingly, increase estimated cost to exit certain facilities. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2018.

Interest and Other Income

During the three months ended October 3, 2009, interest and other income was $3.2 million, a decrease of $2.2 million compared to the same period a year ago. The decrease primarily relates to a reduction in interest income of $5.0 million, primarily due to lower interest rates and lower invested cash balances. This is partially offset by an increase of $2.0 million in dividend income related to an investment accounted for under the cost method.

Interest Expense

During the three months ended October 3, 2009, interest expense was $5.9 million, a decrease of $1.0 million compared to the same period a year ago. We retrospectively adopted authoritative guidance with regards to convertible debt securities, which resulted in higher interest expense due to amortization of debt discount. Please refer to “Note 3. Revision to Prior Period Financial Statements” for further information.

Provision for Income Tax

We recorded an income tax expense of $0.7 million and an income tax expense of $1.0 million for the three months ended October 3, 2009 and September 27, 2008, respectively.

The income tax expense recorded for the three months ended October 3, 2009 and September 27, 2008 primarily relates to income tax in certain foreign and state jurisdictions based on our forecasted pre-tax income for the year. In addition, we recorded a tax benefit of $0.3 million and $1.8 million in the quarters ending Oct 3, 2009 and September 27, 2008, respectively, as a result of the enactment of the Housing Assistance Tax Act of 2008 and the American Recovery and Reinvestment Act of 2009. The Acts provide that taxpayers may elect to forego bonus depreciation on certain additions of qualified eligible property and, in turn, claim a refundable credit for a portion of its unused AMT and research credits.

The income tax expense recorded differs from the expected tax expense that would be calculated by applying the federal statutory rate to our loss before income taxes primarily due to the increases in valuation allowance for deferred tax assets attributable to our domestic and foreign losses from continuing operations.

On July 1, 2007, we adopted a new accounting standard governing the accounting for uncertainty in income taxes. As of October 3, 2009 and June 27, 2009, our unrecognized tax benefits totaled $72.0 million and $69.3 million, respectively and are included in deferred taxes and other non-current tax liabilities, net. We have $29.6 million accrued for the payment of interest and penalties at October 3, 2009.

Discontinued Operations

On September 4, 2009, the Company sold certain non-core assets related to its wholly owned subsidiary da Vinci Systems LLC (“da Vinci”). Da Vinci represented a separate component of the Communications Test and Measurement segment and is considered as discontinued operations for financial reporting purposes. The sale generated total gross proceeds of $2.5 million and a gain of $0.2 million, which was recognized in the first fiscal quarter of 2010. The Company transferred net liabilities of $0.1 million, which comprised of $1.0 million in net property plant and equipment, $1.0 million in deferred revenue, and $0.1 million in warranty reserve. Net revenue for the three months ended October 3, 2009 and September 27, 2008 were $0.8 million and $3.5 million, respectively. Net loss for the three months ended October 3, 2009 and September 27, 2008 were $(1.4) million and $(0.4) million, respectively. Total loss from discontinued operations for the three months ended October 3, 2009 and September 27, 2008 were $(1.2) million and $(0.4) million, respectively. There is no tax effect associated with this transaction.

Operating Segment Information (in millions):

	Three Months Ended
	October 3,	September 27,		Percentage
	2009	2008	Change	Change
Communications Test and Measurement
Net Revenue	$143.4	$161.8	$(18.4)	-11%
Operating income	18.0	26.4	(8.4)	-32%
Communications and Commercial Optical Products
Net Revenue	101.1	162.0	(60.9)	-38%
Operating income	(1.5)	9.1	(10.6)	-116%
Advanced Optical Technologies
Net Revenue	54.1	53.5	0.6	1%
Operating income	20.6	21.7	(1.1)	-5%

The decrease in operating income for Communications Test & Measurement during the three month period ended October 3, 2009 over the same quarter a year ago reflects a decline in demand due to the economic slowdown, with reduced operating expenses driven by the reduction in volumes.

The decrease in operating income for Communications and Commercial Products during the three month period ended October 3, 2009 over the same quarter a year ago is due to revenue reductions as a result of the economic slowdown, offset by decreased operating expenses driven by cost reduction initiatives.

The decrease in operating income for Advanced Optical Technologies during the three month period ended October 3, 2009 over the same quarter a year ago reflects decreased demand in the authentication solutions business and an increase in operating expenses related to legal fees, offset by increased demand for flex products.

Liquidity and Capital Resources

Our investments of surplus cash are made in accordance with an investment policy approved by the Audit Committee of our Board of Directors. In general, our investment policy requires that securities purchased be rated A-1/P-1, A/A2 or better. Securities that are downgraded subsequent to purchase are evaluated and may be sold or held at management’s discretion. No security may have an effective maturity that exceeds 37 months, and the average duration of our holdings may not exceed 18 months. At any time, no more than 5% of the investment portfolio may be concentrated in a single issuer other than the U.S. government or U.S. agencies. Our investments in debt securities and marketable equity securities are primarily classified as available-for-sale investments or trading assets and are recorded at fair value. The cost of securities sold is based on the specific identification method. Unrealized gains and losses on available-for-sale investments are reported as a separate component of stockholders’ equity. We did not hold any investments in auction rate securities, mortgage backed securities, collateralized debt obligations, or variable rate demand notes at October 3, 2009 and virtually all debt securities held were of investment grade (at least BBB-/Baa3). As of October 3, 2009, approximately 89% of our cash, cash equivalents, and short-term investments were held in the U.S.

As of October 3, 2009, the majority of our investments of surplus cash have maturities of 90 days or less and are of high credit quality. Nevertheless, widening of market credit spreads and bid-ask spreads has impacted both pricing and liquidity of certain investment securities that we own. Although we intend to hold these investments to maturity, in the event that we are required to sell any of these securities under adverse market conditions, losses could be recognized on such sales. During the first quarter of fiscal 2010 we have not realized investment losses but can provide no assurances that the value or the liquidity of our other investments will not be impacted by adverse conditions in the financial markets. In addition, we maintain cash balances in operating accounts that are with third party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail.

As of October 3, 2009, we had a combined balance of cash, cash equivalents, short-term investments and restricted cash of $673.1 million, a decrease of $22.4 million from June 27, 2009. Cash and cash equivalents decreased by $38.1 million in the three month period ended October 3, 2009, primarily due to the use of $42.7 million for acquisitions, the purchases of property, plant and equipment of $5.9 million offset by the cash generated by operating activities of $17.1 million and cash inflows from the net proceeds from sales and maturities of investments of $2.5 million and $2.1 million from the exercise of stock options and the issuance of stock under employee stock plans.

Cash provided by operating activities was $17.1 million during the three months ended October 3, 2009, resulting from our net loss adjusted for non-cash items such as depreciation, amortization and various gains and losses of $12.8 million, and changes in operating assets and liabilities that provided $4.3 million related primarily to a decrease in inventory of $12.4 million and a decrease in other current assets of $10.1 million offset by a decrease in accrued payroll and related of $8.2 million, a decrease in accounts payable of $4.6 million, an increase in accounts receivable of $3.2 million and a decrease in other liabilities of $2.6 million.

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

Investing activities for the three months ended October 3, 2009 used $57.2 million, primarily related to cash used for acquisitions of $42.7 million, an increase in restricted cash of $14.3 million, purchases of property, plant and equipment of $5.9 million offset by the net proceeds from sales and maturities of investments of $2.5 million and dividends received of $2.0 million.

Cash provided by investing activities was $109.3 million during the three months ended September 27, 2008, primarily related to net proceeds from sales and maturities of investments of $132.6 million, offset by purchases of property, plant and equipment of $15.0 million, purchases of long-term investments of $4.0 million and cash used for acquisitions of $3.9 million.

Cash provided by financing activities was $0.3 million during the three months ended October 3, 2009, primarily related to the issuance of common stock under our employee stock option programs and employee stock plans of $2.1 million offset by payments on capital lease obligations of $1.8 million.

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

Acquisitions

See “Note 4. Mergers and Acquisitions” for more detail.

Employee Stock Options

Our stock option and Full Value Award programs are a broad-based, long-term retention program that is intended to attract and retain employees and align stockholder and employee interests. See “Note 15. Stock-Based Compensation” for more detail.

Pension and Other Postretirement Benefits

As a result of acquiring Acterna in August 2005, we sponsor pension plans for certain past and present employees in the UK and Germany. JDSU also is responsible for the nonpension postretirement benefit obligation of a previously acquired subsidiary. These plans have been closed to new participants and no additional service costs are being accrued. The UK plan is partially funded and the German plans, which were initially established as “pay-as-you-go” plans, are unfunded. The authoritative guidance requires the recognition of the funded status of the pension plans and nonpension postretirement benefit plans (retirement-related benefit plans) as an asset or a liability in the Consolidated Statement of Financial Position. The authoritative guidance also requires the recognition of changes in that funded status in the year in which they occur through the Gains and (losses) not affecting retained earnings, net of tax, and the recognition of previously unrecognized gains/(losses), prior service costs/(credits) and transition assets as a component of Accumulated gains and (losses) not affecting retained earnings in the Consolidated Statement of Stockholders’ Equity. The funded status of a retirement plan is the difference between the projected benefit obligation and the fair value of its plan assets. The projected benefit obligation is the actuarial present value of all benefits attributed by the plan’s benefit formula to employee service. At October 3, 2009, our pension plans were under funded by $81.2 million since the projected benefit obligation exceeded the fair value of its plan assets. Similarly, we had accrued $0.8 million related to our non-pension postretirement benefit plan. Pension plan assets are managed professionally and we monitor the performance of our investment managers. As of October 3, 2009, the value of plan assets had increased approximately 10% since June 27, 2009, our most recent fiscal year end.

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

In estimating the expected return on plan assets, we consider historical returns on plan assets, adjusted for forward-looking considerations, inflation assumptions and the impact of the active management of the plan’s invested assets. While it is not possible to accurately predict future rate movements, we believe our current assumptions are appropriate. Please refer to “Note 16. Employee Benefit Plans” for further discussion.

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

SNT

SNT was acquired in July 2009 and accounted for in accordance with the authoritative guidance on business combinations. At the time of acquisition SNT was in the process of developing delay emulator and chassis used in next generation of test and measurement platform and has incurred costs of approximately $0.5 million. We have incurred post-acquisition costs of approximately $0.3 million to date and estimate that additional investment of approximately $0.8 million in research and development will be required. The project is expected to be completed in the third quarter of fiscal 2010.

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

Forward contracts, most with a term of less than 120 days, were transacted near month end and therefore, the fair value of the contracts is approximately zero. The following table provides information about our foreign currency forward and option contracts outstanding as of October 3, 2009.

(in millions)	Contract Amount (Local Currency)	Contract Amount (USD)
Canadian Dollar (contracts to buy CAD / sell USD)	CAD 32.4	$30.4
Chinese Renmimbi (contracts to buy CNY / sell USD)	CNY 41.0	6.0
British Pound (contracts to buy GBP / sell USD)	GBP 6.2	9.9
Euro (contracts to sell EUR / buy USD)	EUR 56.1	82.1
Hong Kong Dollar (contracts to sell HKD / buy USD)	HKD 127.5	16.5
Singapore Dollar (contracts to sell SGD / buy USD)	SGD 27.8	19.7
Mexican Peso (contracts to buy MXN / sell USD)	MXN 38.2	2.8
Australian Dollar (contracts to sell AUD / buy USD)	AUD 7.1	6.2
Brazilian Real (contracts to sell BRL / buy USD)	BRL 6.3	3.5
Japanese Yen (contracts to sell JPY / buy USD)	JPY 357.3	4.0

Total USD notional amount of outstanding foreign exchange contracts		$181.1

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

Investments

We maintain an investment portfolio in a variety of financial instruments, including, but not limited to, U.S. government and agency bonds, corporate obligations, money market funds, asset-backed securities, and other investment-grade securities. The majority of these investments pay a fixed rate of interest. The securities in the investment portfolio are subject to market price risk due to changes in interest rates, perceived issuer creditworthiness, marketability, and other factors. These investments are generally classified as available-for-sale and, consequently, are recorded on our Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of Stockholders’ equity. We did not hold any investments in auction rate securities, mortgage backed securities, collateralized demand obligations, or variable rate demand notes at October 3, 2009.

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

Long-term Debt

The fair market value of the Zero Coupon Senior Convertible Notes and the 1% Senior Convertible Notes is subject to interest rate and market price risk due to the convertible feature of the notes and other factors. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair market value of the notes may also increase as the market price of JDSU stock rises and decrease as the market price of the stock falls. Interest rate and market value changes affect the fair market value of the notes but do not impact our financial position, cash flows or results of operations. Based on quoted market prices, as of October 3, 2009 and June 27, 2009, the fair market values of the Zero Coupon Senior Convertible Notes were approximately $0.2 million and $0.2 million and the fair market values of the 1% Senior Convertible Notes were $271.0 million and $238.9 million, respectively. Changes in fair market value reflect both the change in the market price of the notes and the impact of the partial repurchase of the Zero Coupon Senior Convertible Notes. For additional information, see “Note 11. Convertible Debt and Letters of Credit”.

In May 2008, the FASB issued the authoritative guidance, which applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. The guidance is effective for fiscal years (and interim periods within those fiscal years) beginning after December 15, 2008 and is to be applied retrospectively to all past periods presented. We have adopted the guidance in the first quarter of fiscal 2010. Our adoption of this guidance affects the 1% Senior Convertible Notes due 2026, but not the Zero Coupon Senior Convertible Notes. See “Note 11. Convertible Debt and Letters of Credit” for additional information.

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

The material set forth in Note 21 of our Notes to Consolidated Financial Statements in this Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 27, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following documents are filed as Exhibits to this report:

Exhibit No.	Exhibit Description

10.22	Promotion Letter for Alan Lowe.

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: November 10, 2009