Form 10-Q
period 2010-01-02
JDS UNIPHASE CORP /CA/
filed 2010-02-05
CIK 912093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 2, 2010

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

As of January 30, 2010, the Registrant had 219,177,912 shares of common stock outstanding, including 4,331,950 exchangeable shares of JDS Uniphase Canada Ltd. The par value of each share of common stock is $0.001. Each exchangeable share is exchangeable at any time into common stock on a one-for-one basis, entitles a holder to dividend and other rights economically equivalent to those of the common stock, and through a voting trust, votes at meetings of stockholders of the Registrant.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

JDS UNIPHASE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	January 2, 2010	December 27, 2008 As Adjusted (Note 3)	January 2, 2010	December 27, 2008 As Adjusted (Note 3)
Net revenue	$342.9	$353.8	$640.7	$731.0
Cost of sales	192.2	201.7	360.6	417.8
Amortization of acquired technologies	12.5	11.9	24.8	24.4
Impairment of acquired developed technologies	—	4.9	—	4.9

Gross profit	138.2	135.3	255.3	283.9

Operating expenses:
Research and development	41.5	42.1	81.3	86.4
Selling, general and administrative	94.7	103.7	186.9	214.3
Amortization of other intangibles	6.5	6.9	13.5	14.0
Impairment of goodwill	—	691.9	—	691.9
Loss and impairment of long-lived assets	0.5	4.9	1.0	5.1
Restructuring and related charges	8.0	6.6	13.1	9.2

Total operating expenses	151.2	856.1	295.8	1,020.9

Loss from operations	(13.0)	(720.8)	(40.5)	(737.0)
Interest and other income	2.3	16.2	5.5	21.6
Interest expense	(6.3)	(7.0)	(12.2)	(13.9)
(Loss) gain on sale of investments	(0.1)	0.6	0.1	1.6
Impairment of investments	(0.6)	(13.0)	(0.6)	(16.2)

Loss from continuing operations before income taxes	(17.7)	(724.0)	(47.7)	(743.9)
Provision (benefit) for income taxes	1.7	(1.7)	2.4	(0.7)

Loss from continuing operations, net of tax	(19.4)	(722.3)	(50.1)	(743.2)
Loss from discontinued operations, net of tax	(0.1)	(0.6)	(1.3)	(1.0)

Net loss	$(19.5)	$(722.9)	$(51.4)	$(744.2)

Net loss per share - basic and diluted from:
Continuing operations	$(0.09)	$(3.36)	$(0.23)	$(3.45)
Discontinued operations	—	—	(0.01)	(0.01)

Net loss	$(0.09)	$(3.36)	$(0.24)	$(3.46)

Shares used in per share calculation - basic and diluted	218.3	215.1	217.9	215.2

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share and par value data)

(unaudited)

	January 2, 2010	June 27, 2009 As Adjusted (Note 3)
ASSETS
Current assets:
Cash and cash equivalents	$364.8	$286.9
Short-term investments	308.7	398.3
Restricted cash	24.5	10.3
Accounts receivable, less reserves and allowances of $2.6 at January 2, 2010 and $2.4 at June 27, 2009	225.3	187.3
Inventories, net	122.2	144.8
Refundable income taxes	12.9	14.4
Other current assets	43.7	65.8

Total current assets	1,102.1	1,107.8

Property, plant and equipment, net	179.1	191.1
Deferred income taxes	1.7	5.7
Goodwill	19.2	8.3
Other intangibles, net	316.0	322.6
Long-term investments	13.0	15.1
Other non-current assets	16.4	17.5

Total assets	$1,647.5	$1,668.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$101.3	$106.6
Current portion of long-term debt	0.2	0.2
Accrued payroll and related expenses	55.9	45.7
Income taxes payable	22.5	20.3
Deferred income taxes	6.4	5.6
Restructuring accrual	14.6	16.6
Warranty accrual	6.3	7.3
Accrued expenses	53.3	56.0
Other current liabilities	54.2	51.6

Total current liabilities	314.7	309.9

Long-term debt	258.4	249.9
Other non-current liabilities	170.3	173.8
Commitments and contingencies (Note 18, 20, and 21)
Stockholders’ equity:
Preferred Stock, $0.001 par value: Authorized shares: 1,000,000	—	—
Common Stock, $0.001 par value:
Authorized shares: 1,000,000,000	0.2	0.2
Issued and outstanding shares: 218,512,242 at January 2, 2010 and 216,971,017 at June 27, 2009
Additional paid-in capital	69,553.4	69,530.5
Accumulated deficit	(68,670.2)	(68,618.8)
Accumulated other comprehensive income	20.7	22.6

Total stockholders’ equity	904.1	934.5

Total liabilities and stockholders’ equity	$1,647.5	$1,668.1

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Six Months Ended
	January 2, 2010	December 27, 2008 As Adjusted (Note 3)
OPERATING ACTIVITIES:
Net loss	$(51.4)	$(744.2)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	29.9	34.7
Asset retirement obligations and deferred rent expenses	(5.1)	0.2
Amortization expense of other intangibles	38.3	38.4
Stock-based compensation expense	23.1	25.6
Amortization of debt issuance costs and debt discount	8.8	10.5
Gain on repurchase of convertible debt	—	(9.6)
Non-cash changes in short term investments	1.3	1.2
Gain (loss) on sale of assets	0.8	0.7
Loss and impairment of long-lived assets	—	7.7
Impairment of goodwill	—	691.9
Impairment in fair value of investments	0.6	16.2
Activity related to equity investments	(2.0)	0.9
Provision for allowance for doubtful accounts	0.2	(0.7)
Changes in operating assets and liabilities, net of impact of acquisitions of businesses:
Accounts receivable	(37.2)	28.6
Inventories	23.4	(13.0)
Other current assets	23.8	4.0
Accounts payable	(7.2)	(4.1)
Income taxes payable	(1.1)	6.3
Deferred taxes, net	(2.1)	3.0
Accrued payroll and related expenses	9.4	(5.3)
Other	2.5	(34.0)

Net cash provided by operating activities	56.0	59.0

INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(318.9)	(237.3)
Maturities and sales of investments	412.7	441.1
Changes in restricted cash	(13.6)	(1.9)
Acquisitions, net of cash acquired	(43.0)	(8.0)
Purchases of long term investments	(0.5)	(4.0)
Proceeds from sale of assets, net of selling costs	2.4	1.0
Acquisition of property and equipment	(17.7)	(31.3)
Other assets, net	2.0	0.7

Net cash provided by investing activities	23.4	160.3

FINANCING ACTIVITIES:
Repurchase of convertible debt	—	(109.8)
Payments on financing obligations	(5.1)	(0.2)
Repurchase of common stock	—	(86.8)
Issuance of stock pursuant to employee stock plans	2.2	3.0

Net cash used in financing activities	(2.9)	(193.8)

Effect of exchange rate changes on cash and cash equivalents	1.4	(6.2)
Increase in cash and cash equivalents	77.9	19.3
Cash and cash equivalents at beginning of period	286.9	265.6

Cash and cash equivalents at end of period	$364.8	$284.9

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The financial information for the Company (or “JDSU”) as of January 2, 2010 and for the three and six months ended January 2, 2010 and December 27, 2008 is unaudited, and includes all normal and recurring adjustments that management considers necessary for a fair statement of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 27, 2009.

The balance sheet as of June 27, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results for the three and six months ended January 2, 2010 may not be indicative of results for the year ending July 3, 2010 or any future periods.

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

The components of comprehensive income were as follows (in millions):

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Three Months Ended		Six Months Ended
	January 2, 2010	December 27, 2008	January 2, 2010	December 27, 2008
Net loss	$(19.5)	$(722.9)	$(51.4)	$(744.2)
Other comprehensive income (loss):
Net change in unrealized losses on investments, net of tax	—	0.6	2.3	(5.9)
Net change in cumulative translation adjustment, net of tax	(1.5)	(42.3)	(4.3)	(56.1)
Net change in defined benefit obligation, net of tax	—	0.1	0.1	(0.1)

Net change in other comprehensive income (loss)	(1.5)	(41.6)	(1.9)	(62.1)

Comprehensive loss	$(21.0)	$(764.5)	$(53.3)	$(806.3)

At January 2, 2010 and June 27, 2009, balances for the components of accumulated other comprehensive income were as follows (in millions):

	January 2, 2010	June 27, 2009
Unrealized losses on investments	$(3.2)	$(5.5)
Foreign currency translation gains	8.2	12.5
Defined benefit obligation, net of tax	15.7	15.6

Accumulated other comprehensive income	$20.7	$22.6

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

Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in millions, except per share data):

	Three Months Ended		Six Months Ended
	January 2, 2010	December 27, 2008	January 2, 2010	December 27, 2008
Numerator:
Loss from continuing operations, net of tax	$(19.4)	$(722.3)	$(50.1)	$(743.2)
Loss from discontinued operations, net of tax	(0.1)	(0.6)	(1.3)	(1.0)

Net loss	$(19.5)	$(722.9)	$(51.4)	$(744.2)

Denominator:
Weighted-average number of common shares outstanding	218.3	215.1	217.9	215.2

Loss from continuing operations, net of tax - basic and diluted	$(0.09)	$(3.36)	$(0.23)	$(3.45)
Loss from discontinued operations, net of tax - basic and diluted	—	—	(0.01)	(0.01)

Net loss per share - basic and diluted	$(0.09)	$(3.36)	$(0.24)	$(3.46)

As the Company incurred net losses for the three and six months ended January 2, 2010, potential dilutive securities from stock options, employee stock purchase plan (“ESPP”), Full Value Awards (restricted shares and stock units), and Zero Coupon Senior Convertible Notes have been excluded from the diluted net loss per share computations as their effects were deemed anti-dilutive.

For additional information regarding the Convertible Notes, see “Note 11. Convertible Debt and Letters of Credit”.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table sets forth the weighted average potentially dilutive securities excluded from the computation because their effect would have been anti-dilutive (in millions):

	Three Months Ended		Six Months Ended
	January 2, 2010	December 27, 2008	January 2, 2010	December 27, 2008
Stock options and ESPP	16.6	14.3	15.7	14.6
Restricted shares and stock units	6.7	7.5	6.7	7.3
Zero coupon senior convertible notes	—	1.1	—	1.5
1% senior convertible notes	10.7	13.6	10.7	13.8

Total potentially dilutive securities	34.0	36.5	33.1	37.2

Note 2. Recent Accounting Pronouncements

In September 2009, the FASB issued authoritative guidance that applies to revenue arrangements with multiple deliverables and provides another alternative for determining the selling price of deliverables. In addition, the residual method of allocating arrangement consideration is no longer permitted under this guidance. The guidance is effective for the Company beginning in the first quarter of fiscal 2011. The Company is currently evaluating the potential impact, if any, of the adoption of this guidance on its consolidated financial statements.

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

In December 2008, the FASB provided guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The guidance requires disclosures surrounding how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies. Additional disclosures include (a) the major categories of plan assets, (b) the inputs and valuation techniques used to measure the fair value of plan assets, and (c) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period and the significant concentrations of risk within plan assets. The disclosures shall be provided in the Company’s annual reporting of fiscal 2010. The Company is currently evaluating the impact of this guidance on its annual reporting requirements.

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The Company’s adoption of this guidance results in higher interest expense for fiscal 2006 through fiscal 2013, assuming the holders will require JDSU to repurchase the Convertible Notes at a cash price equal to 100% of the principal amount plus accrued and unpaid interest on May 15, 2013, the earliest date when the holders can exercise such right and a lower gain on repurchase of the Convertible Notes in fiscal 2009. The impact to net income from fiscal 2006 through fiscal 2009 is as follows:

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

The following table presents the effects of the retrospective adjustments to the Company’s Consolidated Balance Sheet as of June 27, 2009:

	June 27, 2009 As Reported (a)	Adjustments		June 27, 2009 As Adjusted
	(in millions, except share and per share data)
ASSETS
Other current assets	$66.2	$(0.4	)(b)	$65.8
Deferred income taxes	6.2	(0.5	)(c)	5.7
Other non-current assets	18.3	(0.8	)(d)	17.5
Total assets	1,669.8	(1.7)		1,668.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Long-term debt	325.0	(75.1	)(e)	249.9
Other non-current liabilities	174.3	(0.5	)(f)	173.8
Stockholders’ equity:	—	—		—
Additional paid-in capital	69,375.4	155.1	(g)	69,530.5
Accumulated deficit	(68,537.6)	(81.2	)(h)	(68,618.8)
Total stockholders’ equity	860.6	73.9		934.5
Total liabilities and stockholders’ equity	1,669.8	(1.7)		1,668.1

(a)	As reported in the Company's Form 10-K for the fiscal year ended June 27, 2009.
(b)	Other current assets as of June 27, 2009 decreased by $0.4 million mainly due to a retrospective adjustment of debt issuance cost related to the 1% Senior Convertible Notes.
(c)	Deferred income taxes as of June 27, 2009 decreased by $0.5 million due to a retrospective adjustment of deferred tax assets upon the adoption of the authoritative guidance.
(d)	Other non-current assets as of June 27, 2009 decreased by $0.8 million mainly due to a retrospective adjustment of debt issuance cost related to the 1% Senior Convertible Notes.

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

The following tables presents the effects of the adjustments to the Company’s Consolidated Statement of Operations for the three and six months ended December 27, 2008:

	Three Months Ended December 27, 2008
	As Reported (a)	Adjustments related to 1% Senior Coupon Notes	Adjustments related to Discontinued Operations (Note 22)	As Adjusted
	(In millions, except per share data)
Net revenue	$357.0	$—	$(3.2)	$353.8
Cost of sales	203.5	—	(1.8)	201.7
Amortization of acquired technologies	11.9	—	—	11.9
Impairment of acquired developed technologies	4.9	—	—	4.9

Gross profit	136.7	—	(1.4)	135.3

Operating expenses:
Research and development	42.9	—	(0.8)	42.1
Selling, general and administrative	105.0	—	(1.3)	103.7
Amortization of other intangibles	6.9	—	—	6.9
Impairment of goodwill	691.9	—	—	691.9
Loss and impairment of long-lived assets	4.9	—	—	4.9
Restructuring and related charges	6.6	—	—	6.6

Total operating expenses	858.2	—	(2.1)	856.1

Loss from operations	(721.5)	—	0.7	(720.8)
Interest and other income	29.0	(12.8)	—	16.2
Interest expense	(2.1)	(4.9)	—	(7.0)
Gain on sale of investments	0.6	—	—	0.6
Impairment of investments	(13.0)	—	—	(13.0)

Loss from continuing operations before income taxes	(707.0)	(17.7)	0.7	(724.0)
Provision of (benefit for) income taxes	(1.7)	—	—	(1.7)

Loss from continuing operations, net of tax	(705.3)	(17.7)	0.7	(722.3)
Loss from discontinued operations, net of tax	—	—	(0.6)	(0.6)

Net loss	$(705.3)	$(17.7)	$0.1	$(722.9)

(a)	As reported in the Company's Form 10-Q for the quarterly period ended December 27, 2008.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Six Months Ended December 27, 2008
	As Reported (a)	Adjustments related to 1% Senior Coupon Notes	Adjustments related to Discontinued Operations (Note 22)	As Adjusted
	(In millions, except per share data)
Net revenue	$737.7	$—	$(6.7)	$731.0
Cost of sales	421.0	—	(3.2)	417.8
Amortization of acquired technologies	24.4	—	—	24.4
Impairment of acquired developed technologies	4.9	—	—	4.9

Gross profit	287.4	—	(3.5)	283.9

Operating expenses:
Research and development	88.0	—	(1.6)	86.4
Selling, general and administrative	217.3	—	(3.0)	214.3
Amortization of other intangibles	14.0	—	—	14.0
Impairment of goodwill	691.9	—	—	691.9
Loss and impairment of long-lived assets	5.1	—	—	5.1
Restructuring and related charges	9.2	—	—	9.2

Total operating expenses	1,025.5	—	(4.6)	1,020.9

Loss from operations	(738.1)	—	1.1	(737.0)
Interest and other income	34.4	(12.8)	—	21.6
Interest expense	(4.1)	(9.8)	—	(13.9)
Gain on sale of investments	1.6	—	—	1.6
Impairment of investments	(16.2)	—	—	(16.2)

Loss from continuing operations before income taxes	(722.4)	(22.6)	1.1	(743.9)
Provision of (benefit for) income taxes	(0.7)	—	—	(0.7)

Loss from continuing operations, net of tax	(721.7)	(22.6)	1.1	(743.2)
Loss from discontinued operations, net of tax	—	—	(1.0)	(1.0)

Net loss	$(721.7)	$(22.6)	$0.1	$(744.2)

(a)	As reported in the Company's Form 10-Q for the quarterly period ended December 27, 2008.

Note 4. Mergers and Acquisitions

Storage Network Tools Business of Finisar Corporation (“SNT”)

In July 2009, the Company purchased the Storage Network Tools business of Finisar Corporation (“SNT”) for approximately $40.7 million in cash. SNT is included in JDSU’s Communications Test and Measurement segment.

SNT is one of the world’s leading providers of storage area network (SAN) protocol test tools, software and services. By acquiring SNT, the Company will enter the storage protocol test market, expand its lab test market presence and facilitate product innovation addressing Fibre Channel over Ethernet and other emerging SAN test market opportunities.

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Note 5. Balance Sheet and Other Details

Accounts Receivable Reserves and Allowances

The activities and balances for allowance for doubtful accounts and allowance for sales returns and other were as follows (in millions):

	June 27, 2009	Charged to Costs and Expenses	Deduction (1)	January 2, 2010
Allowance for doubtful accounts	$2.3	$0.5	$(0.3)	$2.5
Allowance for sales returns and other	0.1	—	—	0.1

Total accounts receivable reserves	$2.4	$0.5	$(0.3)	$2.6

(1)	Write-off of uncollectible accounts, net of recoveries

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Inventories

Inventories are stated at the lower of cost or market, and include material, labor, and manufacturing overhead costs. The components of inventories were as follows (in millions):

	January 2, 2010	June 27, 2009
Deferred cost of sales	$12.9	$11.5
Finished goods	43.3	52.3
Work in process	27.4	33.6
Raw materials and purchased parts	38.6	47.4

Total inventories, net	$122.2	$144.8

During the three and six months ended January 2, 2010, the Company recorded write-downs of inventories of $2.0 million and $5.8 million, respectively. During the three and six months ended December 27, 2008, the Company recorded write-downs of inventories of $4.9 million and $5.1 million, respectively.

During the three and six months ended January 2, 2010, the Company consumed previously written-down inventories of $3.2 million and $4.8 million, respectively. During the three and six months ended December 27, 2008, the Company consumed previously written-down inventories of $4.3 million and $9.9 million, respectively. In addition, the Company has an active scrap program and typically disposes of inventory that has been written down through the use of scrap dealers or physical disposal/destruction. During the three and six months ended January 2, 2010, the Company scrapped $0.2 million and $2.7 million of fully reserved inventory, respectively. During the three and six months ended December 27, 2008, the Company scrapped $8.0 million and $12.9 million of fully reserved inventory, respectively.

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

Property, Plant and Equipment, Net

The components of property, plant and equipment, net were as follows (in millions):

	January 2, 2010	June 27, 2009
Land	$17.2	$17.1
Buildings and improvements	39.4	39.2
Machinery and equipment	291.6	289.9
Furniture, fixtures, software and office equipment	148.0	133.1
Leasehold improvements	52.2	57.6
Construction in progress	18.0	25.6

	566.4	562.5
Less: Accumulated depreciation	(387.3)	(371.4)

Property, plant and equipment, net	$179.1	$191.1

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

At January 2, 2010 and June 27, 2009, property, plant and equipment, net included $21.3 million and $22.7 million in land and buildings related to the Santa Rosa sale and leaseback transactions accounted for under the financing method, respectively. See “Note 6. Financing Obligation” for more detail.

During the three and six months ended January 2, 2010, the Company recorded $14.5 million and $29.9 million, respectively, of depreciation expense. During the three and six months ended December 27, 2008, the Company recorded $18.0 million and $34.7 million, respectively, of depreciation expense.

Other Current Assets

The components of other current assets were as follows (in millions):

	January 2, 2010	June 27, 2009
Prepaid assets	$22.8	$25.9
Deferred income tax	0.9	0.7
Other receivables	16.0	35.0
Other current assets	4.0	4.2

Total other current assets	$43.7	$65.8

Other Non-Current Assets

The components of other non-current assets were as follows (in millions):

	January 2, 2010	June 27, 2009
Deposits	$3.1	$3.1
Deferred financing costs	1.8	2.1
Other	11.5	12.3

Total other non-current assets	$16.4	$17.5

Other Current Liabilities

The components of other current liabilities were as follows (in millions):

	January 2, 2010	June 27, 2009
Deferred revenue	$30.6	$21.9
Acquisition holdbacks and other related liabilities	1.3	2.7
Deferred compensation plan	6.0	4.9
VAT liabilities	5.1	4.6
Current portion of pension accrual	4.6	4.5
Other	6.6	13.0

Total other current liabilities	$54.2	$51.6

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Other Non-Current Liabilities

The components of other non-current liabilities were as follows (in millions):

	January 2, 2010	June 27, 2009
Pension accrual and post employment benefits	$76.1	$74.4
Deferred taxes	5.6	12.0
Restructuring accrual	6.8	5.4
Financing obligation	30.5	30.8
Non-current income taxes payable	18.9	17.4
Asset retirement obligations	6.0	6.6
Long-term notes payable	4.6	7.2
Other	21.8	20.0

Total other non-current liabilities	$170.3	$173.8

Interest and Other income

The components of interest and other income were as follows (in millions):

	Three Months Ended		Six Months Ended
	January 2, 2010	December 27, 2008	January 2, 2010	December 27, 2008
Interest income	$1.9	$5.8	$3.7	$12.7
Foreign exchange gains, net	0.6	2.7	0.1	3.0
Gains on repurchase of Convertible Notes	—	9.5	—	9.6
Gain (loss) on equity investments	—	(0.2)	2.0	(0.9)
Other expense, net	(0.2)	(1.6)	(0.3)	(2.9)

Total interest and other income	$2.3	$16.2	$5.5	$21.5

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

The guarantee of up to $3.8 million was accounted for in accordance with the authoritative guidance on guarantees. The present value of the guarantee approximates the liability of $0.7 million which was included in Other non-current liabilities as of January 2, 2010.

As of January 2, 2010, of the total financing obligation related to Santa Rosa, $0.6 million was included in Other current liabilities, and $30.5 million was included in Other non-current liabilities. As of June 27, 2009, $0.5 million was included in Other current liabilities, and $30.9 million was included in Other non-current liabilities.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

As of January 2, 2010, future minimum financing payments of the various leases are as follows (in millions):

Fiscal Years
Remainder of 2010	$3.1
2011	6.5
2012	6.6
2013	2.6
2014	2.6
Thereafter	8.8

Total	$30.2

Note 7. Fair Value Measurements

Available-For-Sale Investments

The Company’s investments in marketable debt and equity securities were primarily classified as available-for-sale investments.

At January 2, 2010, the Company’s available-for-sale investments were as follows (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt investments:
U.S. Treasuries & agencies	$104.4	$0.2	$—	$104.6
Asset-backed securities	49.1	2.0	(1.5)	49.6
Corporate securities	168.3	0.4	—	168.7

Total debt investments	321.8	2.6	(1.5)	322.9
Money market instruments and funds	354.8	—	—	354.8

Total available-for-sale investments	$676.6	$2.6	$(1.5)	$677.7

As of January 2, 2010, of the total estimated fair value, $357.4 million was classified as cash and cash equivalents and restricted cash, $302.7 million was classified as short-term investments, $7.1 million was classified as other non-current assets and $10.5 million was classified as long-term investments. An additional $6.0 million of short-term investments representing assets of a deferred compensation plan were classified as trading securities.

During the three and six months ended January 2, 2010, the Company recorded $0.6 million and $0.6 million of other-than-temporary impairment in earnings. During the three and six months ended December 27, 2008, the Company recorded $13.0 million and $16.2 million, respectively, of other-than-temporary impairment in earnings due to the impairment of a long-term investment recorded at cost as a result of significant weakening in market conditions and the bankruptcy of Lehman Brothers.

At January 2, 2010, the Company’s gross unrealized losses on available-for-sale investments, aggregated by type of investment instrument were as follows (in millions):

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Less than 12 Months	Greater than 12 Months	Total
Asset-backed securities	$(0.1)	$(1.4)	$(1.5)

Total gross unrealized losses	$(0.1)	$(1.4)	$(1.5)

At January 2, 2010, the Company’s short-term investments classified as trading assets were as follows (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt investments	$0.5	$0.2	$—	$0.7
Money market instruments and funds	0.7	—	—	0.7
Marketable equity investments	4.5	0.4	(0.3)	4.6

Total trading assets classified as short-term investments	$5.7	$0.6	$(0.3)	$6.0

At January 2, 2010, contractual maturities of the Company’s debt investments from available-for-sale investments and trading assets were as follows (in millions):

	Amortized Cost	Estimated Fair Value
Amounts maturing in less than 1 year	$208.2	$210.1
Amounts maturing in 1 - 5 years	106.3	107.0
Amounts maturing more than 5 years	7.8	6.5

Total debt investments	$322.3	$323.6

At June 27, 2009, the Company’s available-for-sale investments were as follows (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt investments:
U.S. Treasuries & agencies	$205.8	$0.5	$—	$206.3
Municipal bonds & sovereign debt instruments	6.7	—	—	6.7
Asset-backed securities	60.3	2.2	(3.7)	58.8
Corporate securities	184.2	0.3	(0.4)	184.1

Total debt investments	457.0	3.0	(4.1)	455.9
Money market instruments and funds	201.2	—	—	201.2

Total available-for-sale investments	$658.2	$3.0	$(4.1)	$657.1

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Long-Term Investments

The components of the Company’s long-term investments were as follows (in millions):

	January 2, 2010	June 27, 2009
Available-for-sale debt securities	$10.5	$12.6
Non-marketable cost method equity investments	2.5	2.5

Total long-term investments	$13.0	$15.1

Fair Value Measurements

Assets measured at fair value are summarized below (in millions):

	Total	Fair value measurement as of January 2, 2010
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market instruments and funds	$354.8	$321.1	$31.6	$2.1
Fixed income available for sale securities	322.9	78.1	244.8	—
Trading securities	6.0	6.0	—	—

Total assets (1)	$683.7	$405.2	$276.4	$2.1

(1)	$332.9 million included in cash and cash equivalents, $308.7 million in short-term investments, $24.5 million in restricted cash, $7.1 million in other non-current assets, and $10.5 million in long-term investments on the Company’s consolidated balance sheet.

The Company measures its cash equivalents, marketable securities, and foreign currency forward contracts at fair value, which does not materially differ from the carrying values of these instruments in the financial statements.

Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. There is an established hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the assumptions about the factors that market participants would use in valuing the asset or liability.

The Company’s cash and investment instruments are classified within Level 1, Level 2 or Level 3 of the fair value hierarchy based on quoted prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

•

Level 1 includes financial instruments for which quoted market prices for identical instruments are available in active markets. Level 1 assets of the Company include money market funds and U.S. Treasury and Agency securities as they are traded in active markets with sufficient volume and frequency of transactions.

•

Level 2 includes financial instruments for which the valuations are based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities consist of certain marketable debt instruments and foreign currency forward contracts for which values are determined using inputs that are observable in the market or can be derived principally from or corroborated by observable market data. Level 2 instruments of the Company include certain U.S. Government securities, commercial paper, corporate and municipal bonds and notes, asset-backed securities, and foreign currency forward contracts.

•

Level 3 includes financial instruments for which fair value is derived from valuation based on inputs that are unobservable and significant to the overall fair value measurement. Level 3 assets of the Company consist of an investment in the Reserve Primary Money Market Fund (the “Reserve Fund”).

The bond parity derivatives related to the convertible notes are classified within Level 1 because they are valued using quoted market prices in active markets. The fair value of the derivatives is approximately zero.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of January 2, 2010 (in millions):

Reserve Fund
Balance as of June 27, 2009	$2.8
Cash receipt from The Reserve Fund	(0.7)

Balance as of January 2, 2010	$2.1

As of January 2, 2010, the Company classified its investment in the Reserve Fund as a current asset because it reasonably expects that it will be able to redeem this investment and have the proceeds available for use in its operations within the next twelve months. However, the Company is not dependent on liquidating this investment in the next twelve months in order to meet its liquidity needs.

Total financial assets at fair value classified within Level 3 were 0.1% of total assets on the Company’s consolidated balance sheet as of January 2, 2010.

Note 8. Goodwill

The following table presents the changes in goodwill allocated to the reportable segments (in millions):

	Communications Test & Measurement	Advanced Optical Technologies	Total
Balance as of June 27, 2009	$—	$8.3	$8.3
Goodwill from SNT acquisition (1)	9.9	—	9.9

Balance as of October 3, 2009	$9.9	$8.3	$18.2
Purchase price adjustment related to the achievement of milestones	1.0	—	1.0

Balance as of January 2, 2010	$10.9	$8.3	$19.2

(1)	See Note 4. Mergers and Acquisitions

The Company reviews goodwill for impairment annually during the fourth quarter of the fiscal year or more frequently if events or circumstances indicate that an impairment loss may have occurred. In the second quarter of fiscal 2009, in connection with the impact of weakening market conditions on the Company’s forecasts and a sustained, significant decline in the market capitalization to a level lower than the net book value of the Company, the Company concluded that triggering events existed and were required to test long-lived assets and goodwill for impairment, which indicated that there was goodwill impairment related to five of its reporting units. The corresponding goodwill was impaired in the second quarter of fiscal 2009. In the fourth quarter of fiscal 2009, the Company completed the annual impairment test of goodwill, which indicated that there was additional goodwill impairment related to two of its reporting units. The goodwill was impaired in the fourth quarter of fiscal year 2009. There were no events or changes in circumstances during the three and six months ended January 2, 2010, which triggered an impairment review. Given the current economic environment and the uncertainties regarding the potential impact on the Company’s business, if forecasted revenue and margin growth rates of certain reporting units are not achieved, it is reasonably possible that an impairment review may be triggered for goodwill prior to the next annual review in the fourth quarter of fiscal 2010. If a triggering event causes an impairment review to be required before the next annual review, it is not possible at this time to determine if an impairment charge would result or if such charge would be material.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 9. Acquired Technology and Other Intangibles

The following tables present details of the Company’s acquired technology and other intangibles (in millions):

As of January 2, 2010	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$474.8	$(262.7)	$212.1
Other	258.0	(155.6)	102.4

Total intangibles subject to amortization	732.8	(418.3)	314.5

Indefinite life intangibles	1.5	—	1.5

Total intangibles	$734.3	$(418.3)	$316.0

As of June 27, 2009:	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$458.5	$(238.7)	$219.8
Other	241.1	(138.3)	102.8

Total intangibles	$699.6	$(377.0)	$322.6

During the three and six months ended January 2, 2010, the Company recorded $19.0 million and $38.3 million, respectively, of amortization expense related to acquired technology and other intangibles. During the three and six months ended December 27, 2008, the Company recorded $18.8 million and $38.4 million, respectively, of amortization expense related to acquired technology and other intangibles.

Based on the carrying amount of acquired technology and other intangibles as of January 2, 2010, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
Remainder of 2010	$36.3
2011	70.2
2012	67.4
2013	51.9
2014	27.0
Thereafter	61.7

Total amortization	$314.5

The acquired technology and other intangibles balance are adjusted quarterly to record the effect of currency translation adjustments.

See “Note 10. Loss and Impairment of Other Long-Lived Assets” for discussion on impairment review.

Note 10. Loss and Impairment of Other Long-Lived Assets

The Company reviews long-lived assets for impairment annually during the fourth quarter of the fiscal year or more frequently if events or circumstances indicate that an impairment loss may have occurred. In the fourth quarter of fiscal 2009, the Company completed the annual impairment test of long-lived assets, which indicated that there were long-lived asset impairments related to one of its reporting unit. These long-lived assets were impaired in the fourth quarter of fiscal year 2009. There were no events or changes in circumstances during the three and six months ended January 2, 2010, which triggered an impairment review. Given the current economic environment and the uncertainties regarding the potential impact on the Company’s business, if forecasted revenue and margin growth rates of certain reporting units are not achieved, it is reasonably possible that an impairment review may be triggered for long-lived assets prior to the next annual review in the fourth quarter of fiscal 2010. If a triggering event causes an impairment review to be required before the next annual review, it is not possible at this time to determine if an impairment charge would result or if such charge would be material.

During the three and six months ended January 2, 2010, the Company recorded $0.5 million and $1.0 million, respectively, of loss on disposal of long-lived assets. During the three and six months ended December 27, 2008, the Company recorded $9.8 million and $10.0 million, respectively, of loss on disposal of long-lived assets.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Assets Held and Used:

During the three and six months ended January 2, 2010, there were no long-lived asset impairment charges recorded. During the three and six months ended December 27, 2008, the Company recorded $7.7 million and $7.7 million, respectively, of impairment charge related to acquired technology and other intangibles. The $7.7 million consists of $4.9 million and $2.8 million recorded in cost of sales and operating expenses, respectively.

Sale of Assets:

During the three and six months ended January 2, 2010. the Company recorded a gain of $0.1 million and $0.2 million, respectively, for the sale of assets. During the three and six months ended December 27, 2008, the Company recorded a gain of $0.2 million and $0.2 million, respectively, for the sale of assets.

Asset Disposal Other than Sale:

During the three and six months ended January 2, 2010, the Company recorded a loss of $0.6 million and $1.2 million, respectively, for the disposal of assets other than sale. During the three and six months ended December 27,2008, the Company recorded a loss of $2.3 million and $2.5 million, respectively, for the disposal of assets other than sale.

Note 11. Convertible Debt and Letters of Credit

The following table presents details of the Company’s long-term debt (in millions):

	January 2, 2010	June 27, 2009
1% senior convertible notes	$258.4	$249.9
Zero coupon senior convertible notes	0.2	0.2

Total convertible debt	258.6	250.1
Less: current portion	(0.2)	(0.2)

Total long-term debt	$258.4	$249.9

Based on quoted market prices, as of January 2, 2010 and June 27, 2009, the fair market value of the 1% Senior Convertible Notes was approximately $279.5 million and $238.9 million, respectively, and the fair market value of the Zero Coupon Senior Convertible Notes was approximately $0.2 million and $0.2 million, respectively. Changes in fair market value reflect the change in the market price of the notes. As of January 2, 2010 and June 27, 2009, the outstanding principal amount of the 1% Senior Convertible Notes was $325.0 million, and the outstanding principal amount of the Zero Coupon Senior Convertible Notes was $0.2 million.

The Company was in compliance with all debt covenants as of January 2, 2010.

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

The Company calculated the carrying value of the liability component at issuance as the present value of its cash flows using a discount rate of 8.1%, based on the 7-year swap rate plus credit spread as of the issuance date. The credit spread for JDSU is based

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

on the historical average “yield to worst” rate for BB-rated issuers. The carrying value of the liability component was determined to be $266.5 million. The equity component, or debt discount, of the notes was determined to be $158.5 million. The debt discount is being amortized using the effective interest rate of 8.1% over the period from issuance date through May 15, 2013 as a non-cash charge to interest expense. As of January 2, 2010, the remaining term of the 1% Senior Convertible Notes is 3.4 years.

The $9.1 million of costs incurred in connection with the issuance of the notes were capitalized and bifurcated into debt issuance cost of $5.7 million and equity issuance cost of $3.4 million. The debt issuance cost is being amortized to interest expense using the effective interest method from issuance date through May 15, 2013. As of January 2, 2010, the unamortized portion of the debt issuance cost related to the notes was $2.4 million and was included in Other current assets and Other non-current assets on the Consolidated Balance Sheets.

The following table presents the carrying amounts of the liability and equity components:

	January 2, 2010	June 27, 2009
	(In millions)
Carrying amount of equity component, net of equity issuance cost	$155.1	$155.1

Principal amount of 1% Senior Coupon Notes	$325.0	$325.0
Unamortized discount of liability component	(66.6)	(75.1)

Carrying amount of liability component	$258.4	$249.9

The following table presents the interest expense for the contractual interest and the amortization of debt discount:

	Three Months Ended		Six Months Ended
	January 2, 2010	December 27, 2008	January 2, 2010	December 27, 2008
	(In millions)
Effective interest rate	8.1%	8.1%	8.1%	8.1%
Interest expense-contractual interest	$0.8	$1.0	$1.6	$2.0
Interest expense-amortization of debt discount	4.2	5.0	8.4	10.1

Zero Coupon Senior Convertible Notes

On October 31, 2003, the Company completed the sale of $475.0 million aggregate principal amount of Zero Coupon Senior Convertible Notes due in 2010. Proceeds from the notes amounted to $462.3 million after issuance costs. The notes do not bear interest and are convertible into the Company’s common stock at a conversion price of $39.52 per share. The Company has the right to redeem the notes beginning November 15, 2008. Holders of the notes may require the Company to repurchase the notes on November 15, 2008. As of January 2, 2010, the zero coupon convertible notes are classified as current based on the Company’s expectation that they will be retired within one year.

Based on the stated terms, the Zero Coupon Senior Convertible Notes are not within the scope of the authoritative guidance which applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash.

Between March 2007 and March 2009, the Company repurchased or redeemed $474.8 million aggregate principal amount of the notes for $455.1 million in cash. In connection with the repurchase, a gain of $19.7 million was recognized in interest and other income (loss), net of the write-off of debt issuance costs. After giving effect to the repurchase, the total amount of Zero Coupon Senior Convertible Notes outstanding as of January 2, 2010 was $0.2 million. The repurchase effectively reduced the number of conversion shares potentially issuable in relation to the Zero Coupon Notes by approximately 12.0 million from 12.0 million to 4,656.

The $12.7 million of costs incurred in connection with issuance of the Notes were capitalized and amortized to interest expense on a straight-line basis over a five year period ended December 27, 2008.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Outstanding Letters of Credit

As of January 2, 2010, the Company had 12 standby letters of credit totalling $30.7 million.

Note 12. Restructuring

The Company continues to take advantage of opportunities to further reduce costs through targeted restructuring events intended to consolidate the Company and rationalize the manufacture of its products based on core competencies and cost efficiencies, together with the need to align the business in response to the current significant weakening in market conditions. As of January 2, 2010, the Company’s total restructuring accrual was $21.4 million. During the three and six months ended January 2, 2010, the Company incurred restructuring expenses of $8.0 million and $13.1 million, respectively. During the three and six months ended December 27, 2008, the Company incurred restructuring expenses of $6.6 million and $9.2 million, respectively.

During the second quarter of fiscal 2010, the Company recorded $8.0 million in restructuring and related charges. The charges are primarily of the following: (i) $2.0 million for severance and benefits primarily in Corporate that were the result of the first of several phases of organizational restructure and realignment targeted at bringing the Company’s selling, general and administrative expenses more in line with its targeted future financial models, and impacted selling, finance, legal, information technology and business development functions. The majority of the costs associated with these activities is expected to be personnel and facility related as the Company consolidates responsibilities and locations, as well as outsources selected functions. The Company expects these activities to be completed at or near the end of the second quarter of fiscal 2011; (ii) $1.5 million for manufacturing transfer costs primarily in the Communications and Commercial Optical Products segment, which were the result of simplifying the Company’s operating model by reducing its manufacturing costs. A majority of these charges were due to the consolidation of the Lasers manufacturing operations to a large contract manufacturer in Asia, the closure of sites in Louisville, Colorado and Milpitas, California and the related transfer of certain production processes into existing sites in California. The Company expects these activities to be completed at or near the end of the fourth quarter of fiscal 2010; and (iii) $4.5 million of charges for restructured leases primarily in the Communications Test and Measurement segment, which were the result of Company’s continued efforts to reduce and consolidate manufacturing locations. Nineteen employees were notified for termination, 10 in manufacturing and nine in selling, general and administrative functions. Of these notified employees, 13 were located in North America, five were located in Europe and one was located in Asia. As of January 2, 2010, 10 of these employees have been terminated. Payments related to severance and benefits are expected to be paid off by the fourth quarter of fiscal 2010. Payments related to lease costs are expected to be paid through fiscal 2018.

During the first quarter of fiscal 2010, the Company recorded $5.1 million in restructuring and related charges. The charges are primarily of the following: (i) $3.0 million for severance and benefits primarily in the Communications Test and Measurement segment which relates to the sale of certain non-core assets, the transformation of the Europe, Middle East, and Africa (“EMEA”) sales force from a direct customer-oriented team to a channel partners-oriented sales force, and the completion of the EMEA early retirement program. The Company expects these activities to be completed at or near the end of the second quarter of fiscal 2011; (ii) $6.0 million for manufacturing transfer cost primarily in the Communications and Commercial Optical Products segment, which were the result of a production site closure in Milpitas, California, the consolidation of Lasers manufacturing operations at a contract manufacturer in Asia, the transfer of certain production processes into existing sites in California, and the reduction in force of the Company’s manufacturing support organization across all sites. The Company expects these activities to be completed at or near the end of the third quarter of fiscal 2010; and (iii) $3.9 million reduction to adjust asset retirement obligations for a restructured lease primarily in the Communications and Commercial Optical Products segment. Forty-nine employees were notified for termination, 16 in manufacturing, 11 in research and development and 22 in selling, general and administrative functions. Of these notified employees, 43 were located in North America, one was located in Asia, and five were located in Europe. As of January 2, 2010, 47 of these employees have been terminated. Payments related to severance and benefits are expected to be paid off by the third quarter of fiscal 2016.

During the second quarter of fiscal 2009, the Company recorded $6.6 million in restructuring and related charges. The charges are primarily of the following: (i) $4.6 million for severance and benefits primarily in the Communications Test and Measurement segment, which were the result of the consolidation of the EMEA research and development organization. The Company expects these activities to be completed at or near the end of the third quarter of fiscal 2010; (ii) $1.0 million for manufacturing transfer cost primarily in the Communications Test and Measurement segment, which were the result of outsourcing manufacturing activities to low-cost region. The Company expects these activities to be completed at or near the end of the second quarter of fiscal 2011; and (iii) $1.0 million to adjust primarily Corporate accruals on previously restructured leases. One hundred and five employees were notified for termination, 73 in manufacturing, 28 in research and development and four in selling, general and administrative functions. Of these notified employees, 90 were located in North America and 15 were located in Europe. As of January 2, 2010, 101

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

of these employees have been terminated. Payments related to severance and benefits are expected to be paid off by the third quarter of fiscal 2010.

During the first quarter of fiscal 2009, the Company recorded $2.6 million in restructuring and related charges. The charges are primarily of the following: (i) $2.0 million for severance and benefits primarily in the Communications and Commercial Optical Products segment, which were the result of the closure of Lasers manufacturing in San Jose, California related to transfer and consolidation into a contract manufacturer in Asia, and the closure of a site in Louisville, Colorado for further consolidation; (ii) $0.2 million for manufacturing transfer cost primarily in the Communications and Commercial Optical Products segment; and (iii) $0.4 million to adjust accruals on previously restructured leases primarily for the Communications and Commercial Optical Products segment. Two hundred and three employees were notified for termination, 181 in manufacturing, 19 in research and development and three in selling, general and administrative functions. Of these notified employees, 200 were located in North America, two were located in Asia, and one was located in Europe. As of January 2, 2010, 174 of these employees have been terminated. Payments related to severance and benefits are expected to be paid by the third quarter of fiscal 2011.

The following table summarizes the Company’s restructuring activities (in millions):

	Workforce Reduction	Facilities and Equipment	Lease Costs	Total	Other Lease Exit Costs
Accrual balance as of June 27, 2009	$12.9	$—	$9.1	$22.0	$5.1
Restructuring and related charges	3.0	6.0	(3.9)	5.1	0.5
Adjustment from non-restructuring accounts	0.4	—	6.9	7.3	—
Cash payments	(7.0)	(6.0)	(1.1)	(14.1)	(0.1)

Accrual balance as of October 3, 2009	$9.3	$—	$11.0	$20.3	$5.5

Restructuring and related charges	2.0	1.5	4.5	8.0	0.3
Adjustment from non-restructuring accounts	(0.2)	—	0.1	(0.1)	—
Cash payments	(2.1)	(1.5)	(3.2)	(6.8)	(0.2)

Accrual balance as of January 2, 2010	$9.0	$—	$12.4	$21.4	$5.6

The current and non-current portions of the total restructuring accrual were as follows (in millions):

	January 2, 2010	June 27, 2009
Current	$14.6	$16.6
Non-current	6.8	5.4

Total	$21.4	$22.0

The non-current portion of the restructuring accrual is included as a component of “Other non-current liabilities” in the Company’s Consolidated Balance Sheet. In addition, restructuring expenses are not allocated at the reporting segments level.

Other lease exit costs relating to the Ottawa facility are included in Other liabilities as follows (in millions):

	January 2, 2010	June 27, 2009
Current	$1.2	$1.0
Non-current	4.4	4.1

Total	$5.6	$5.1

Note 13. Income Tax

The Company recorded an income tax expense of $1.7 million and $2.4 million for the three and six months ended January 2, 2010, respectively. The Company recorded an income tax benefit of $1.7 million and $0.7 million for the three and six months ended December 27, 2008, respectively.

The income tax expense recorded for the three and six months ended January 2, 2010, primarily relates to income tax in certain foreign and state jurisdictions based on the Company’s forecasted pre-tax income for the year in those locations.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The income tax benefit recorded for the three and six months ended December 27, 2008, primarily relates to income tax expense in certain foreign jurisdictions based on the Company’s forecasted pre-tax income for the year, and includes a tax benefit of $0.8 million and $2.6 million for the three and six months ended December 27, 2008, respectively, as a result of the enactment of the Housing Assistance Tax Act of 2008, which was signed by the President on July 30, 2008. The Act provides that taxpayers may elect to forego bonus depreciation on certain additions of qualified eligible property and, in turn, claim a refundable credit for a portion of its unused AMT and research credits. In addition, the Company recorded a tax benefit of $3.2 million related to the book write off of tax deductible goodwill during the second quarter of fiscal 2009.

The income tax expense recorded differs from the expected tax expense that would be calculated by applying the federal statutory rate to the Company’s loss before income taxes primarily due to the increases in valuation allowance for deferred tax assets attributable to the Company’s domestic and foreign losses from continuing operations.

On July 1, 2007, the Company adopted a new accounting standard governing the accounting for uncertainty in income taxes. As of January 2, 2010 and June 27, 2009, the Company’s unrecognized tax benefits totaled $73.0 million and $69.3 million, respectively, and are included in deferred taxes and other non-current tax liabilities, net. The Company had $31.2 million accrued for the payment of interest and penalties at January 2, 2010.

Note 14. Stockholders’ Equity

Stock Repurchase

During the three and six months ended January 2, 2010, the Company did not repurchase shares of common stock. During the first quarter of fiscal 2009, the Company repurchased approximately 7.6 million shares of common stock in open market purchases at an average price of $11.40 per share, completing the $200 million share repurchase program authorized by the Company’s Board of Directors on May 15, 2008. The total purchase price of $86.8 million was reflected as a decrease to common stock based on the stated par value per share with the remainder to accumulated deficit.

Note 15. Stock-Based Compensation

Overview

The impact on the Company’s results of operations of recording stock-based compensation by function for the three and six month period ended January 2, 2010 and December 27, 2008 was as follows (in millions):

	Three Months Ended		Six Months Ended
	January 2, 2010	December 27, 2008	January 2, 2010	December 27, 2008
Cost of sales	$1.4	$1.8	$2.6	$3.5
Research and development	2.4	2.3	4.6	4.6
Selling, general and administrative	8.2	8.4	15.9	17.5

	$12.0	$12.5	$23.1	$25.6

Approximately $1.3 million of stock-based compensation was capitalized as inventory at January 2, 2010.

The Company primarily issues Full Value Awards under the 2003 Equity Incentive Plan. On November 12, 2008, the Company’s shareholders approved the following amendments to the 2003 Equity Incentive Plan. The first amendment increased the number of shares that may be issued under 2003 Equity Plan by 12,000,000. The second amendment increased the maximum number of shares granted to any employee in any fiscal year to 1,000,000. As of January 2, 2010, common stock available for grant was approximately 9.3 million shares for these awards.

Stock Options

The exercise price for stock options is equal to the fair value of the underlying stock at the date of grant. Options generally become exercisable over a three or four-year period and, if not exercised, expire from five to ten years after the date of grant.

The following is a summary of options activities (in millions, except per share amounts):

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price
Balance as of June 27, 2009	16.8	$33.65
Granted	5.0	5.87
Forfeited	(0.4)	8.25
Canceled	(1.0)	40.37

Balance as of October 3, 2009	20.4	27.05
Forfeited	(0.2)	4.87
Canceled	(0.9)	93.96

Balance as of January 2, 2010	19.3	24.28

As of January 2, 2010, $19.1 million of unrecognized stock-based compensation cost related to stock options remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 2.3 years.

Employee Stock Purchase Plan (“ESPP”)

The JDS Uniphase Corporation 1998 Employee Stock Purchase Plan has 50.0 million shares authorized to be issued, under which 0.3 million shares remained available for issuance as of January 2, 2010.

As of January 2, 2010, $0.1 million of unrecognized stock-based compensation cost related to ESPP remains to be amortized. That cost is expected to be recognized through the third quarter of fiscal 2010.

Full Value Awards

A summary of the status of the Company’s nonvested Full Value Awards as of January 2, 2010 and changes during the same period is presented below (amounts in millions, except per share amounts):

	Full Value Awards
	Performance shares	Non- performance shares	Total number of shares	Weighted- average grant- date fair value
Nonvested at June 27, 2009	0.7	5.7	6.4	$9.38
Awards granted	0.1	1.3	1.4	5.98
Awards vested	(0.3)	(0.2)	(0.5)	10.04
Awards forfeited	(0.1)	(0.3)	(0.4)	11.42

Nonvested at October 3, 2009	0.4	6.5	6.9	8.53
Awards granted	0.1	0.3	0.4	7.61
Awards vested	(0.1)	(0.6)	(0.7)	7.58
Awards forfeited	—	(0.2)	(0.2)	8.19

Nonvested at January 2, 2010	0.4	6.0	6.4	8.61

As of January 2, 2010, $34.3 million of unrecognized stock-based compensation cost related to Full Value Awards remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 2.0 years.

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

Valuation Assumptions

The Company estimates the fair value of stock options and ESPP using a Black-Scholes-Merton (BSM) valuation model. The fair value is estimated on the date of grant using the BSM option valuation model with the following weighted-average assumptions:

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Employee Stock Option Plans		Employee Stock Purchase Plans
	Six Months Ended		Six Months Ended
	January 2, 2010	December 27, 2008	January 2, 2010	December 27, 2008
Expected term (in years)	4.69	4.30	0.50	0.50
Expected volatility	56%	45%	80%	45%
Risk-free interest rate	2.37%	4.76%	0.39%	2.15%
Dividend yield	0.00%	0.00%	0.00%	0.00%

Note 16. Employee Defined Benefit Plans

The Company sponsors qualified and non-qualified pension plans for certain past and present employees in the UK and Germany. The Company also is responsible for the non-pension postretirement benefit obligation of a previously acquired subsidiary. The plans have been closed to new participants and no additional service costs are being accrued. Benefits are generally based upon years of service and compensation or stated amounts for each year of service. As of January 2, 2010 the UK plan was partially funded while the other plans were unfunded. The Company’s policy for funded plans is to make contributions equal to or greater than the requirements prescribed by law or regulation. The Company anticipates making a contribution of approximately $0.3 million during fiscal 2010. For unfunded plans, the Company pays the postretirement benefits when due. Future estimated benefit payments are summarized below. No other required contributions to defined benefit plans are expected in fiscal 2010. The funded plan assets consist primarily of managed investments.

The following table presents the components of the net periodic cost for the pension plans (in millions):

	Three Months Ended		Six Months Ended
	January 2, 2010	December 27, 2008	January 2, 2010	December 27, 2008
Interest cost	$1.6	$1.3	$3.1	$2.8
Expected return on plan assets	(0.3)	(0.3)	(0.6)	(0.6)
Recognized net actuarial (gains)/losses	(0.2)	(0.1)	(0.4)	(0.2)

Net periodic benefit cost	$1.1	$0.9	$2.1	$2.0

Underlying both the calculation of the projected benefit obligation and net periodic cost are actuarial valuations. These valuations use participant-specific information such as salary, age, years of service, and assumptions about interest rates, compensation increases and other factors. At a minimum, the Company evaluates these assumptions annually and makes changes as necessary.

The Company expects to incur cash outlays of approximately $4.9 million related to its defined benefit pension plans during fiscal 2010 to make current benefit payments and fund future obligations. As of January 2, 2010, approximately $1.9 million had been incurred. These payments have been estimated based on the same assumptions used to measure the Company’s pension benefit obligation (“PBO”) at June 27, 2009.

Note 17. Related Party Transactions

Fabrinet Co. (“Fabrinet”)

As of January 2, 2010, a privately held contract manufacturing company in which the Company has a long-term investment, was both a customer and supplier. The purchases and sales of items between the Company and Fabrinet have been evaluated for accounting under the authoritative guidance on consideration given by a vendor to a customer or a reseller of the vendor’s products. Based on this evaluation, the Company determined that there is an identifiable benefit that was sufficiently separable from the customer’s purchase of the Company’s products and the fair value of that benefit was reasonably estimable in relation to sales to other third parties. As of January 2, 2010 and June 27, 2009, the carrying value of the Company’s investment in Fabrinet was $2.0 million. As of January 2, 2010, Fabrinet also owed the Company approximately $2.1 million representing trade accounts receivable relating to product sales.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Harmonic Inc. (“Harmonic”)

As of January 2, 2010, the Chairman of JDSU’s Audit Committee was also a member of the Board of Directors of Harmonic, a publicly held company which designs, manufactures and sells systems and software that enable network operators to provide a range of interactive and advanced digital services. Harmonic is a customer of the Company. Related party balances with Harmonic are immaterial for all periods presented below.

KLA-Tencor Corporation (“KLA-Tencor”)

As of January 2, 2010, one member of the Board of Directors of JDSU was also a member of the Board of Directors of KLA-Tencor, a publicly held company which provides process control and yield management solutions for semiconductor manufacturing. KLA-Tencor is a customer of the Company.

Micralyne, Inc. (“Micralyne”)

Micralyne, a privately held manufacturer of microfabricated and MEMS (Micro-Electro-Mechanical-Systems) based products in which the Company has a long-term investment, is a supplier of the Company. As of January 2, 2010 and June 27, 2009, the carrying value of the Company’s investment in Micralyne was $0.5 million. Related party balances with Micralyne are immaterial for all periods presented below.

Transactions and balances with the Company’s related parties were as follows (in millions):

	Three Months Ended		Six Months Ended
	January 2, 2010	December 27, 2008	January 2, 2010	December 27, 2008		January 2, 2010	June 27, 2009
Sales:					Receivables:
Fabrinet *	$1.8	$3.0	$4.3	$8.3	Fabrinet	$2.1	$0.9
KLA-Tencor	1.3	1.6	2.2	3.6	KLA-Tencor	0.4	0.7

	$3.1	$4.6	$6.5	$11.9		$2.5	$1.6

Purchases:					Payables:
Fabrinet	$17.0	$23.7	$31.1	$46.2	Fabrinet	$10.0	$8.4
KLA-Tencor	—	—	—	—	KLA-Tencor	—	—

	$17.0	$23.7	$31.1	$46.2		$10.0	$8.4

*	Sales are related to sale of inventory

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

Note 19. Operating Segments and Geographic Information

The Company evaluates its reportable segments in accordance with the authoritative guidance on segment reporting. The Company’s Chief Executive Officer, Thomas Waechter, is the Company’s Chief Operating Decision Maker (CODM) pursuant to the guidance. The CODM allocates resources to the segments based on their business prospects, competitive factors, net revenue, and operating results.

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(i)	Communications Test and Measurement

The Communications Test and Measurement segment supplies instruments, service-assurance systems, and services to enable the design, deployment, and maintenance of communication equipment and networks as well as to ensure the quality of services delivered to the end customer. These solutions accelerate the deployment of new products and services that lower operating expenses while improving performance and reliability. Included in the product portfolio are test tools and platforms for optical transport networks, DSL services, data networks, cable networks, digital video broadcast, fiber characterization services, and storage networks.

(ii)	Communications and Commercial Optical Products

The Communications and Commercial Optical Products segment provides components, modules, subsystems, and solutions used by communications equipment providers for telecommunications and enterprise data communications. These products enable the transmission of video, audio, and text data over high-capacity, fiber-optic cables. The product portfolio includes transmitters, receivers, amplifiers, ROADMs, optical transceivers, multiplexers and demultiplexers, switches, optical-performance monitors and couplers, splitters, and circulators.

This segment also provides a broad laser portfolio that addresses the needs of OEM clients for applications such as micromachining, materials processing, bioinstrumentation, consumer electronics, graphics, medical/dental, and optical pumping. JDSU products include diode, direct-diode, diode-pumped solid-state, and gas lasers. Additionally, the segment’s photovoltaics (PV) products include concentrated photovoltaic (CPV) cells and receivers for generating energy from sunlight as well as fiber-optic-based systems for delivering and measuring electrical power.

(iii)	Advanced Optical Technologies

The Advanced Optical Technologies segment provides innovative optical solutions for security and brand-differentiation applications and thin film coatings for a range of public- and private-sector markets. These products enhance and manage the behavior of light by using its reflection, absorption, and transmission properties to achieve specific effects such as high reflectivity, antiglare, and spectral filtering. Specific product applications include computer-driven projectors, intelligent lighting systems, office equipment, security products, and decorative surface treatments. Advanced Optical Technologies also provides multilayer product-security solutions for a number of markets. These solutions deliver overt, covert, forensic and digital product and document verification for protection against counterfeiting and tampering.

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

Information on reportable segments is as follows (in millions):

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

JDS UNIPHASE CORPORATION

REPORTABLE SEGMENT INFORMATION

(in millions)

(unaudited)

	Three Months Ended		Six Months Ended
	January 2, 2010	December 27, 2008 As Adjusted (Note 22)	January 2, 2010	December 27, 2008 As Adjusted (Note 22)
Net revenue:
Communications Test and Measurement	$176.9	$173.0	$320.3	$334.8
Communications and Commercial Optical Products	112.3	127.9	213.4	289.9
Advanced Optical Technologies	54.6	53.1	108.7	106.6
Deferred revenue related to purchase accounting adjustment	(0.9)	(0.2)	(1.7)	(0.3)

Net revenue	$342.9	$353.8	$640.7	$731.0

Operating income (loss):
Communications Test and Measurement	$31.5	$37.4	$49.5	$63.8
Communications and Commercial Optical Products	3.2	(3.5)	1.7	5.6
Advanced Optical Technologies	19.6	19.5	40.2	41.2
Corporate	(26.2)	(34.3)	(53.1)	(70.7)

Total segment operating income	28.1	19.1	38.3	39.9

Unallocated amounts:
Stock based compensation	(12.0)	(12.5)	(23.1)	(25.6)
Impairment of goodwill	—	(691.9)	—	(691.9)
Acquisition-related charges and amortization of intangibles	(19.9)	(19.0)	(40.0)	(38.7)
Loss and impairment of long-lived assets	(0.5)	(9.8)	(1.0)	(10.0)
Restructuring and related charges	(8.0)	(6.6)	(13.1)	(9.2)
Realignment and other charges	(0.7)	(0.1)	(1.6)	(1.5)
Interest and other income	2.3	16.2	5.5	21.6
Interest expense	(6.3)	(7.0)	(12.2)	(13.9)
Gain on sale of investments	(0.1)	0.6	0.1	1.6
Impairment of investments	(0.6)	(13.0)	(0.6)	(16.2)

Loss from continuing operations before income taxes	$(17.7)	$(724.0)	$(47.7)	$(743.9)

Note 20. Guarantees

Product Warranties

The following table presents the changes in the Company’s warranty reserve (in millions):

	Three Months Ended		Six Months Ended
	January 2, 2010	December 27, 2008	January 2, 2010	December 27, 2008
Balance as of beginning of period	$6.9	$10.4	$7.3	$10.1
Provision for warranty	1.5	1.5	3.2	3.5
Utilization of reserve	—	(0.7)	—	(0.8)
Adjustments related to pre-existing warranties (including changes in estimates)	(2.1)	(2.2)	(4.2)	(3.8)

Balance as of end of period	$6.3	$9.0	$6.3	$9.0

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Plaintiffs filed a second amended complaint on June 30, 2006. Defendants answered the complaint on July 6, 2006, and JDSU asserted counterclaims for breach of contract. The Court dismissed those counterclaims on September 11, 2006. On December 15, 2006, defendants moved for summary judgment on the ground that the named plaintiffs lacked standing. On the same day, plaintiffs moved for class certification. On April 24, 2007, the Court denied defendants’ motion for summary judgment as to plaintiff Douglas Pettit, deferred ruling on the motion for summary judgment as to plaintiff Eric Carey, and deferred ruling on plaintiffs’ motion for class certification. Both sides have taken discovery. Following the verdict for defendants in In re JDS Uniphase Corporation Securities Litigation, a securities class action based on allegations similar to those in the ERISA action, the court in the ERISA action vacated all existing deadlines, set a schedule for briefing a summary judgment motion based on collateral estoppel issues, and stayed discovery pending resolution of that motion. By Order dated April 17, 2008, the Court modified the briefing schedule for JDSU’s summary judgment motion and ordered the parties to engage in mediation. Defendants moved for summary judgment on collateral estoppel issues on May 2, 2008. The parties participated in mediation on October 10, 2008, and reached an agreement in principle to resolve all claims. On March 3, 2009, the parties signed a Memorandum of Understanding reflecting the terms of their agreement. On September 15, 2009, the parties executed a settlement agreement resolving all claims, subject to the Court’s approval. In light of the settlement agreement, the Court denied JDSU’s summary judgment motion without prejudice. On October 15, 2009, plaintiffs moved for preliminary approval of the proposed settlement. On November 17, 2009, the Court granted that motion, preliminarily certified a settlement class, ordered plaintiffs to publish and mail notice of the proposed settlement to class members by February 21, 2010, ordered plaintiffs to move for final approval of the proposed settlement by April 15, 2010, and scheduled a fairness hearing on the proposed settlement for April 22, 2010.

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

Note 22. Discontinued Operations

On September 4, 2009, the Company sold certain non-core assets related to its wholly owned subsidiary da Vinci Systems LLC (“da Vinci”). Da Vinci represented a separate component of the Communications Test and Measurement segment and is considered as discontinued operations for financial reporting purposes. The sale generated total gross proceeds of $2.5 million and a gain of $0.2 million, which was recognized in the first fiscal quarter of 2010. The Company transferred net liabilities of $0.1 million, which comprised of $1.0 million in net property plant and equipment, $1.0 million in deferred revenue, and $0.1 million in warranty reserve. Net revenue for the three and six months ended January 2, 2010 were zero and $0.8 million, respectively. Net revenue for the three and six months ended December 27, 2008 were $3.2 million and $6.7 million, respectively. Net loss for the three and six months ended January 2, 2010 were $(0.1) million and $(1.5) million, respectively. Net loss for the three and six months ended December 27, 2008 were $(0.6) million and $(1.0) million, respectively. Total loss from discontinued operations for the three and six months ended January 2, 2010 were $(0.1) million and $(1.3) million, respectively. Total loss from discontinued operations for the three and six months ended December 27, 2008 were $(0.6) million and $(1.0) million, respectively. There is no tax effect associated with this transaction.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 23. Subsequent Events

The Company has evaluated all subsequent events through February 5, 2010, the date the financial statements were issued, and no additional items were noted that need to be disclosed.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q which are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. A forward-looking statement may contain words such as “anticipates that,” “believes,” “can impact,” “continue to,” “estimates,” “expects to,” “intends,” “may,” “plans,” “potential,” “projects,” “to be,” “will be,” “will continue to be,” “continuing,” “ongoing,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements regarding: our expectations related to the impact of recent accounting pronouncements on our consolidated financial statements; our expectation related to lease expenses through fiscal 2018; our belief that the Company’s current process for writing down inventory appropriately balances the risk in the marketplace with a fair representation of the realizable value of the Company’s inventory; our expectation that the zero coupon convertible notes will be retired within one year; our plan to continue to take advantage of opportunities to further reduce costs through targeted, customer-driven restructuring events; our expectation that payments related to severance and benefits will be paid through fiscal 2016; our expectation to recognize $19.1 million of unrecognized stock-based compensation cost related to stock options over an estimated amortization period of 2.3 years; our expectation to amortize $0.1 million of unrecognized stock-based compensation cost related to our ESPP in the third quarter of fiscal 2010; our expectation to amortize $34.3 million of unrecognized stock-based compensation cost related to Full Value Awards over an estimated amortization period of 2.0 years; our expectation that the Company will have to contribute approximately $0.3 million to defined benefit plans in fiscal 2010; our expectation to incur cash outlays of approximately $4.9 million related to our defined benefit pension plan in fiscal 2010; our belief that the ultimate outcome of the Texas tax audit will not have a material adverse effect on our financial position, cash flows or overall trends in results in operations; our expectation that the Company’s potential tax liability related to a Texas franchise tax audit will be from zero to $36.9 million, plus interest and penalties; management’s belief that the factual allegations and circumstances underlying the securities actions, derivative actions, and the ERISA class action are without merit; our expectation that we will continue to encounter a number of industry and market structural risks and uncertainties that will limit our business climate and market visibility; our expectation that the current trend of consolidation in the communications industry will continue; our expectation that risks related to manufacturing transitions of our North American assembly manufacturing program will continue and are expected to diminish over the next several quarters; our expectation that the introduction of new product programs and introductions will continue to incur higher start-up costs and increased yield and product quality risk among other issues; our belief that investment in research and development (“R&D”) is critical to attaining our strategic objectives; our continued efforts to reduce total operating spending; our intention to continue to address our selling, general and administrative (“SG&A”) expenses and reduce these expenses as and when opportunities arise; our expectations regarding future SG&A expenses; our expectation that none of the non-core SG&A expenses will have a material adverse impact on our financial condition; restructuring estimates related to sublease income or lease settlements; our assumptions related to pension and postretirement benefits; our belief that our assumptions related to discount rate movements in connection with calculating benefit costs is conservative; our estimates related to post-acquisition investment in research and development and the projected completion date of post-acquisition research and development; our belief that our existing cash balances and investments will be sufficient to meet our liquidity and capital spending requirements at least through the next 12 months; and our expectation that gains and losses on derivatives will be offset by re-measurement gains and losses on the foreign currency dominated assets and liabilities.

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

OUR INDUSTRIES AND QUARTERLY DEVELOPMENTS

JDS Uniphase Corporation (JDSU) is a leading provider of communications test and measurement solutions and optical products for telecommunications service providers, cable operators, and network equipment manufacturers. JDSU is also a leading provider of optical solutions for biomedical and environmental instrumentation, semiconductor processing, aerospace and defense, brand authentication, visual display, and custom color product differentiation applications.

To serve its markets, JDSU operates in the following business segments: Communications Test and Measurement, Communications and Commercial Optical Products, and Advanced Optical Technologies.

Communications Test and Measurement

The Communications Test and Measurement business segment provides instruments, service-assurance systems, and services for communications network operators and equipment manufacturers that deliver and/or operate broadband/IP networks (cable, fixed, and mobile) deploying triple- and quad-play (voice, video, data, and wireless) services.

JDSU solutions help accelerate the deployment of new services, lower operating expenses, reduce customer turnover, and increase productivity across each critical phase of the network lifecycle including research and development, production, deployment, and service assurance. JDSU enables the effective management of services, such as voice over Internet protocol (VoIP) and Internet protocol TV (IPTV), by providing visibility into the end-user experience and also by providing repair, calibration, instrument management, and other services to aid its customers in the rapid deployment and repair of networks and services.

JDSU test solutions address lab and production (capacity expansion, 40G/100G), field service (triple-play deployments for cable, telecom, FTTx, and home networking), and service assurance (quality of experience (QoE) for Ethernet and IP services over cable, wireless, and fixed/telecom networks). JDSU also provides protocol test solutions for the development and field deployment of storage and storage-network technologies.

JDSU test and measurement customers include the world’s largest communications service providers, communications equipment manufacturers, government organizations, and corporations. These include major telecom and cable operators such as AT&T, Bell Canada, British Telecom, China Telecom, Comcast, Deutsche Telecom, France Telecom, Telefonica, Telmex, TimeWarner, and Verizon. Network equipment manufacturing customers include Alcatel-Lucent, Ciena, Cisco Systems, Fujitsu, Huawei, and Motorola. Customers in the storage segment are chip and infrastructure vendors, storage device manufacturers, storage network and switch vendors, and deployed private enterprise customers. Storage-segment customers include Brocade, Cisco, EMC, HP, and IBM.

Communications and Commercial Optical Products

The Communications and Commercial Optical Products (CCOP) business segment is a leading provider of products and technologies used in the optical communications and laser markets.

CCOP optical communications products include a wide range of components, modules, subsystems, and solutions for two market segments: telecommunications, including access (local), metro (intracity), long-haul (city-to-city and worldwide), and submarine (undersea) networks; and, enterprise data communications including storage access networks (SANs), local area networks (LANs), and Ethernet wide-area networks (WANs). The products enable the transmission and transport of video, audio, and text data over high-capacity, fiber-optic cables. Transmission products primarily consist of optical transceivers, optical transponders, and their supporting components such as modulators and source lasers including vertical-cavity surface-emitting lasers (VCSELs). Transport products primarily consist of amplifiers and ROADMs and their supporting components such as 980 nanometer (nm) pumps, passive devices, and array waveguides (AWGs).

CCOP laser products serve a wide variety of original equipment manufacturer (OEM) applications from low- to high-power output and with ultraviolet (UV), visible, and IR wavelengths. The broad portfolio addresses the needs of laser clients in applications such as micromachining, materials processing, bioinstrumentation, consumer electronics, graphics, medical/dental, and optical pumping. Core laser technologies include continuous-wave (cw), q-switched, and mode-locked lasers addressing application needs from cw to megahertz repetition rates. Our commercial optical products include diode, direct-diode, diode-pumped solid-state (DPSS), and gas lasers.

CCOP maintains two lines of photovoltaic products. Concentrated photovoltaic (CPV) cell products convert light into electrical energy, enabling high-efficiency multijunction solar cells and receiver assemblies. Photonic power (PP) products transport energy over optical fiber, enabling electromagnetic- and radio-interference-free power and data transmission for remote sensors such as high-voltage line current monitors.

Today’s most advanced optical networks are built with JDSU transport and transmission components, modules, and subsystems. Customers for Optical Communications products include network equipment manufacturers such as Alcatel-Lucent, Ciena, Cisco Systems, Ericsson, Fujitsu, Hewlett-Packard, Huawei, IBM, Nokia Siemens Networks, Nortel, and Tellabs. Customers for JDSU lasers include ASML, Beckman Coulter, Becton Dickinson, Carestream, Electro Scientific Industries, General Dynamics, Han’s Laser, Life Technologies, and Panasonic. Customers for photovoltaic products include Areva, ETS-Lindgren, Motorola, and Siemens.

Advanced Optical Technologies

The Advanced Optical Technologies (AOT) business segment leverages its core technology strengths in optics and materials science to manage light and/or color effects for a wide variety of markets—from product security to space exploration. AOT consists of the Authentication Solutions group, the Custom Optics Products group, and the Flex Products group.

The Authentication Solutions group provides multilayer authentication solutions that include overt, covert, forensic, and digital technologies for protection from product and document counterfeiting and tampering. These solutions, many of which leverage AOT color-shifting and holographic technologies, safeguard brands in the secure document, transaction card, pharmaceutical, consumer electronics, printing/imaging supplies, licensing, and fast-moving consumer goods industries.

The Custom Optics group produces precise, high-performance, optical thin-film coatings for a variety of applications in government and aerospace, biomedical, display, office automation, entertainment, and other emerging markets. These applications include night-vision goggles, satellite solar covers, medical instrumentation, information displays, office equipment, computer-driven projectors, and 3D cinema.

The Flex Products group includes custom color solutions, a product line of unique solutions for product finishes and a wide variety of decorative packaging. These include innovative, optically-based, light-management solutions that provide product enhancement for brands in the pharmaceutical, automotive, consumer electronics, and fast-moving consumer goods industries. The group’s high-end printing services produce labels for a wide variety of commercial and industrial products, and its color-shifting pigments protect the currencies of more than 90 countries including China, the European Union, and the United States.

The AOT business segment serves customers such as BAE Systems, BASF, DuPont, Eastman Kodak, ITT, Mitsubishi, Northrup Grumman, PPG, SICPA, Siemens Medical, Sony, and Toshiba. Also, leading issuers of transaction cards and pharmaceutical companies worldwide use AOT business segment solutions to protect their brands.

Overall Overview

•

Net revenue in the three months ended January 2, 2010 decreased 3%, or $10.9 million, to $342.9 million from $353.8 million in the same quarter a year ago. Net revenue in the second quarter of fiscal 2010 consisted of $176.9 million, or approximately 51% of net revenue, from Communications Test and Measurement, $112.3 million, or approximately 33% of net revenue, from Communications and Commercial Optical Products, and $54.6 million, or approximately 16% of net revenue, from Advanced Optical Technologies. Communications Test and Measurement net revenue includes $(0.9) million of deferred revenue that is eliminated from consolidated revenue as a result of purchase accounting adjustments.

•

Net revenue in the six months ended January 2, 2010 decreased 12%, or $90.3 million, to $640.7 million from $731.0 million in the comparable period in the prior year. Net revenue in the six months ended January 2, 2010 consisted of $320.3 million, or approximately 50% of net revenue, from Communications Test and Measurement, $213.4 million, or approximately 33% of net revenue, from Communications and Commercial Optical Products, and $108.7 million, or approximately 17% of net revenue, from Advanced Optical Technologies, Communications Test and Measurement net

revenue includes $(1.7) million of deferred revenue that is eliminated from consolidated revenue as a result of purchase accounting adjustments.

•

Gross profit in the three months ended January 2, 2010 increased to 40% from 38% in the same quarter a year ago. Gross profit in the six months ended January 2, 2010 increased to 40% compared with 39% in the comparable period in the prior year.

•

Combined research and development (“R&D”) and selling, general and administrative (“SG&A”) expenses, as a percent of net revenue, decreased to 40% from 41% in the same quarter a year ago. Combined R&D and SG&A expenses, as a percent of net revenue, increased to 42% from 41% in the six months ended January 2, 2010.

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

RESULTS OF OPERATIONS

The results of operations for the current period are not necessarily indicative of results to be expected for future years. The following table summarizes selected Consolidated Statement of Operations items (in millions, except for percentages):

	Three Months Ended		Change	Percentage Change	Six Months Ended		Change	Percentage Change
	January 2, 2010	December 27, 2008			January 2, 2010	December 27, 2008
Net revenue	$342.9	$353.8	$(10.9)	-3%	$640.7	$731.0	$(90.3)	-12%
Gross profit	138.2	135.3	2.9	2%	255.3	283.9	(28.6)	-10%
Percentage of net revenue	40%	38%			40%	39%
Research and development	41.5	42.1	(0.6)	-1%	81.3	86.4	(5.1)	-6%
Percentage of net revenue	12%	12%			13%	12%
Selling, general and administrative	94.7	103.7	(9.0)	-9%	186.9	214.3	(27.4)	-13%
Percentage of net revenue	28%	29%			29%	29%
Amortization of other intangibles	6.5	6.9	(0.4)	-6%	13.5	14.0	(0.5)	-4%
Percentage of net revenue	2%	2%			2%	2%
Impairment of goodwill	—	691.9	(691.9)	-100%	—	691.9	(691.9)	-100%
Percentage of net revenue	0%	196%			0%	95%
Loss and impairment of long-lived assets	0.5	4.9	(4.4)	-90%	1.0	5.1	(4.1)	-80%
Percentage of net revenue	0%	1%			0%	1%
Restructuring and related charges	8.0	6.6	1.4	21%	13.1	9.2	3.9	42%
Percentage of net revenue	2%	2%			2%	1%
Loss from discontinued operations, net of tax	0.1	0.6	(0.5)	-83%	1.3	1	0.3	30%
Percentage of net revenue	0%	0%			0%	0%

Net Revenue

Net revenue in the second quarter of fiscal 2010 decreased 3%, or $10.9 million, to $342.9 million from $353.8 million in the same quarter a year ago. The decrease is primarily due to a decrease in demand for our CCOP products related to the recent global economic downturn as our customers slowed deployments, offset by increases in our other segments. Additionally, the second quarter of fiscal 2009 included the non-recognition of approximately $10.0 million of a significant customer’s revenue due to a bankruptcy protection filing. The decrease in our CCOP segment was mainly driven by the decline in demand for our Modules and Submarine products. The Module decline was primarily due to one customer which had significant volumes in the second quarter of fiscal 2009 and depleted excess inventory in fiscal 2010. The increase in our Communications Test and Measurement segment came primarily from the Waveready and Services businesses, together with the Storage Network Tools business acquired during the first quarter of fiscal 2010 and a favorable foreign currency effect, partially offset by a decrease in our Instruments business due to lower volumes. The increase in our AOT segment was mainly driven by demand for our 3D and Currency products, partially offset by a reduction in transaction card volume and average sale price declines as a result of continued softness in global credit markets and the reluctance of financial institutions to issue new credit cards driven by the economic downturn.

Net revenue in the six months ended January 2, 2010 decreased 12%, or $90.3 million, to $640.7 million from $731.0 million in the comparable period in the prior year. The decrease is primarily due to a decrease in demand for our CCOP and Communications Test and Measurement products. The decrease in our CCOP segment was mainly driven by the decline in demand for our Modules and Submarine products. Module revenues declined due to a reduction in sales to six of our largest customers as a result of the global economic slowdown. The Submarine product line has historical cyclical demand swings due to the nature of the deployments. The decrease in our Communications Test and Measurement segment was mainly due to lower volume in our Instruments business as a result of the global economic slowdown. Our AOT business experienced demand increases in 3D, Aerospace, Defense, and Currency products, partially offset by a reduction in transaction card volume and average sale price declines as a result of continued softness in global credit markets and the reluctance of financial institutions to issue new credit cards driven the economic downturn.

Going forward, we expect to continue to encounter a number of industry and market structural risks and uncertainties that will affect our business climate and market visibility, and consequently, our ability to predict future revenue, profitability and general financial performance, and that could create quarter over quarter variability in one or more of our financial measures. These structural risks and uncertainties include: (a) continuing general limited visibility across many of our product lines exacerbated by the current credit and financial market uncertainty, as well as the migration to vendor managed inventory programs; (b) quarter-over-quarter product mix fluctuations, which can materially impact profitability measures due to the broad gross margin range across our portfolio; (c) consolidation of our customer base, which, in the shorter term limits demand visibility, and, in the longer term, could reduce our business potential; (d) average selling prices continue to decline across our businesses; (e) our Communications Test and Measurement business is notable for seasonality and a significant level of in-quarter book-and-ship business, further limiting our forecasting abilities; (f) we are currently engaged in various product and manufacturing transfers, site consolidations and product discontinuances, which has caused and may cause short term disruptions; and (g) the ability of our suppliers and contract manufacturers to meet additional production and delivery requirements beyond our forecasted demand.

Gross Profit

Gross profit in the second quarter of fiscal 2010 increased 2%, or $2.9 million, to $138.2 million from $135.3 million in the same quarter a year ago The increase primarily results from the second quarter of fiscal 2009 including both a $4.9 million charge for the impairment of acquired developed technology and the non-recognition of approximately $10.0 million of a significant customer’s revenue due to a bankruptcy protection filing. Offsetting the effect of these charges this year includes decreases due to lower volumes in our Communications and Commercial Optical Products and the Communications Test and Measurement segments as a result of the global economic slowdown and increased pricing pressure on established products. Gross profit increased slightly in the AOT group due to higher volumes in the Flex business, which carries stronger margins than the Custom Optics and Authentication Solutions divisions.

Gross profit in the six months ended January 2, 2010 decreased 10%, or $28.6 million, to $255.3 million from $283.9 million in the comparable period in the prior year. The decrease is primarily due to the global economic slowdown and its impact on our customer demand and pricing, which was offset by the impairment of acquired developed technology and non-recognition of revenue in the second quarter of fiscal 2009 discussed above. We continue to benefit from lower costs associated with our outsourcing initiative. Such benefits are partially offset by the transition costs as a result of the outsourcing initiative.

As discussed in more detail under “Net Revenue” above, we sell products in certain markets that are consolidating, undergoing product, architectural and business model transitions, have high customer concentrations, are highly competitive, are price sensitive and are affected by customer seasonal and mix variant buying patterns. These factors along with our continuing ongoing product and manufacturing transitions, certain suppliers’ constraints, and factory utilization and execution issues, could have an impact, resulting in quarterly variability of our gross profit.

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

Research and Development (“R&D”) and Selling, General and Administrative (“SG&A”)

R&D and SG&A expenses for the second quarter of fiscal 2010 decreased 7%, or $9.6 million to $136.2 million, from $145.8 million in the same period a year ago. The decrease for the three months ended January 2, 2010 is mainly due to lower project spending, headcount reduction and other cost reduction efforts across all segments. R&D and SG&A expenses for the six months ended January 2, 2010 decreased 11%, or $32.5 million to $268.2 million, from $300.7 million in the same period a year ago. The decrease for the six months ended January 2, 2010 is primarily due to lower project spending, with fiscal 2009 including expenses related to an Oracle upgrade program, together with headcount reduction and other cost reduction efforts across all segments.

We believe that investment in R&D is critical to attaining our strategic objectives. Historically, we have devoted significant engineering resources to assist with production, quality and delivery challenges which can impact our new product development activities. Despite our continued efforts to reduce total operating expenses, there can be no assurance that our R&D expenses will continue to remain at the current level. In addition, there can be no assurance that such expenditures will be successful or that improved processes or commercial products, at acceptable volumes and pricing, will result from our investment in R&D.

We intend to continue to aggressively address our SG&A expenses and reduce these expenses as and when opportunities are identified. We have, in the recent past, experienced and expect to continue to experience in the future, certain non-core expenses, such as litigation and dispute related settlements and expenses, which could increase our SG&A expenses, and impair our profitability, in any particular quarter. We are also increasing SG&A expenses in the near term to complete the integration of recent acquisitions, particularly with respect to business infrastructure and systems matters. None of these non-core expenses, however, is expected to have a material adverse impact on our financial condition. There can be no assurance that our SG&A expense will decline in the future or that, more importantly, we will develop a cost structure (including our SG&A expense), which will result in profitability under current and expected revenue levels.

Amortization of Other Intangibles

Amortization of other intangibles for the three months ended January 2, 2010 increased 1%, or $0.2 million, to $19.0 million from $18.8 million in the same quarter a year ago. Amortization of other intangibles for the six months ended January 2, 2010 decreased to $38.3 million from $38.4 million in the same period a year ago.

The other intangibles balance is adjusted quarterly to record the effect of currency translation adjustments.

Impairment of Goodwill

During the three and six months ended January 2, 2010, there were no goodwill impairment charges recorded. During the three and six months ended December 27, 2008, we recorded $691.9 million and $691.9 million, respectively, of impairment charges.

Loss and Impairment of Long-Lived Assets

During the three and six months ended January 2, 2010, we recorded $0.5 million and $1.0 million, respectively, of loss on disposal of long-lived assets. During the three and six months ended December 27, 2008, we recorded $9.8 million and $10.0 million, respectively of loss on disposal of long-lived assets.

Assets Held and Used:

During the three and six months ended January 2, 2010, there were no long-lived asset impairment charges recorded. During the three and six months ended December 27, 2008, we recorded $7.7 million and $7.7 million, respectively, of impairment charge related to acquired technology and other intangibles. The $7.7 million consists of $4.9 million and $2.8 million recorded in cost of sales and operating expenses, respectively.

Sale of Assets:

During the three and six months ended January 2, 2010, we recorded a gain of $0.1 million and $0.2 million, respectively, for the sale of assets. During the three and six months ended December 27, 2008, we recorded a gain of $0.2 million and $0.2 million, respectively, for the sale of assets.

Asset Disposal Other than Sale:

During the three and six months ended January 2, 2010, we recorded a loss of $0.6 million and $1.2 million, respectively, for the disposal of assets other than sale. During the three and six months ended December 27, 2008, we recorded a loss of $2.3 million and $2.5 million, respectively, for the disposal of assets other than sale.

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

As of January 2, 2010, our total restructuring accrual was $21.4 million. During the three and six months ended January 2, 2010, we incurred restructuring expenses of $8.0 million and $13.1 million, respectively. During the three and six months ended December 27, 2008, we incurred restructuring expenses of $6.6 million and $9.2 million, respectively.

During the second quarter of fiscal 2010, we recorded $8.0 million in restructuring and related charges. The charges are primarily of the following: (i) $2.0 million for severance and benefits primarily in Corporate that were the result of the first of several phases of organizational restructure and realignment targeted at bringing our selling, general and administrative expenses more in line with its targeted future financial models, and impacted selling, finance, legal, information technology and business development functions. The majority of the costs associated with these activities is expected to be personnel and facility related as we consolidate responsibilities and locations, as well as outsources selected functions. We expect these activities to be completed at or near the end of the second quarter of fiscal 2011; (ii) $1.5 million for manufacturing transfer costs primarily in the Communications and Commercial Optical Products segment, which were the result of simplifying our operating model by reducing its manufacturing costs. A majority of these charges were due to the consolidation of the Lasers manufacturing operations to a large contract manufacturer in Asia, the closure of sites in Louisville, Colorado and Milpitas, California and the related transfer of certain production processes into existing sites in California. We expect these activities to be completed at or near the end of the fourth quarter of fiscal 2010; and (iii) $4.5 million of charges for restructured leases primarily in the Communications Test and Measurement segment, which were the result of our continued efforts to reduce and consolidate manufacturing locations. Nineteen employees were notified for termination, 10 in manufacturing and nine in selling, general and administrative functions. Of these notified employees, 13 were located in North America, five were located in Europe and one was located in Asia. As of January 2, 2010, 10 of these employees have been terminated. Payments related to severance and benefits are expected to be paid off by the fourth quarter of fiscal 2010. Payments related to lease costs are expected to be paid through fiscal 2018.

During the first quarter of fiscal 2010, we recorded $5.1 million in restructuring and related charges. The charges are primarily of the following: (i) $3.0 million for severance and benefits primarily in the Communications Test and Measurement segment, which relates to the sale of certain non-core assets, the transformation of the Europe, Middle East, and Africa (“EMEA”) sales force from a direct customer-oriented team to a channel partners-oriented sales force, and the completion of the EMEA early retirement program. We expect these activities to be completed at or near the end of the second quarter of fiscal 2011; (ii) $6.0 million for manufacturing transfer cost primarily in the Communications and Commercial Optical Products segment, which were the result of a production site closure in Milpitas, California, the consolidation of Lasers manufacturing operations at a contract manufacturer in Asia, the transfer of certain production processes into existing sites in California, and the reduction in force of the our manufacturing support organization across all sites. We expect these activities to be completed at or near the end of the third quarter of fiscal 2010; and (iii) $3.9 million reduction to adjust asset retirement obligations for a restructured lease primarily in the Communications and Commercial Optical Products segment. Forty-nine employees were notified for termination, 16 in manufacturing, 11 in research and development and 22 in selling, general and administrative functions. Of these notified employees, 43 were located in North America, one was located in Asia, and five were located in Europe. As of January 2, 2010, 47 of these employees have been terminated. Payments related to severance and benefits are expected to be paid off by the third quarter of fiscal 2016.

During the second quarter of fiscal 2009, we recorded $6.6 million in restructuring and related charges. The charges are primarily of the following: (i) $4.6 million for severance and benefits primarily in the Communications Test and Measurement segment, which were the result of the consolidation of the EMEA research and development organization. We expect these activities to be completed at or near the end of the third quarter of fiscal 2010; (ii) $1.0 million for manufacturing transfer cost primarily in the Communications Test and Measurement segment, which were the result of outsourcing manufacturing activities to low-cost region. We expect these activities to be completed at or near the end of the second quarter of fiscal 2011; and (iii) $1.0 million to adjust primarily Corporate accruals on previously restructured leases. One hundred and five employees were notified for termination, 73 in manufacturing, 28 in research and development and four in selling, general and administrative functions. Of these notified employees, 90 were located in North America and 15 were located in Europe. As of January 2, 2010, 101 of these employees have been terminated. Payments related to severance and benefits are expected to be paid off by the third quarter of fiscal 2010.

During the first quarter of fiscal 2009, we recorded $2.6 million in restructuring and related charges. The charges are primarily of the following: (i) $2.0 million for severance and benefits primarily in the Communications and Commercial Optical Products segment, which were the result of the closure of Lasers manufacturing in San Jose, California related to transfer and consolidation into a contract manufacturer in Asia, and the closure of a site in Louisville, Colorado for further consolidation; (ii) $0.2 million for manufacturing transfer cost primarily in the Communications and Commercial Optical Products segment, and (iii) $0.4 million to adjust accruals on previously restructured leases primarily for the Communications and Commercial Optical Products segment. Two hundred and three employees were notified for termination, 181 in manufacturing, 19 in research and development and 3 in selling, general and administrative functions. Of these notified employees, 200 were located in North America, 2 were located in Asia, and 1 was located in Europe. As of January 2, 2010, 174 of these employees have been terminated. Payments related to severance and benefits are expected to be paid by the third quarter of fiscal 2011.

Our ability to generate sublease income, as well as our ability to terminate lease obligations at the amounts estimated, is highly dependent upon the economic conditions, particularly commercial real estate market conditions in certain geographies, at the time we negotiate the lease termination and sublease arrangements with third parties as well as the performances by such third parties of their respective obligations. While the amount we have accrued represents the best estimate of the remaining obligations we expect to incur in connection with these plans, estimates are subject to change. Routine adjustments are required and may be required in the future as conditions and facts change through the implementation period. Our restructuring obligations are net of sublease income or lease settlement estimates of approximately $9.4 million. If adverse macroeconomic conditions continue, particularly as they pertain to the commercial real estate market, or if, for any reason, tenants under subleases fail to perform their obligations, we may be required to reduce estimated future sublease income and adjust the estimated amounts of future settlement agreements, and accordingly, increase estimated cost to exit certain facilities. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2018.

Interest and Other Income

During the three months ended January 2, 2010, interest and other income was $2.3 million, a decrease of $13.9 million compared to the same period a year ago. The decrease primarily relates to the gains on repurchase and redemption of Convertible Debt of $9.5 million recognized in the same period a year ago. Additionally, interest income was $1.9 million, a decrease of $3.9 million from $5.8 million compared to the same period a year ago resulting from lower average cash balances and lower interest rates in the current quarter.

During the six months ended January 2, 2010, interest and other income was $5.5 million, a decrease of $16.0 million compared to the same period a year ago. The decrease primarily relates to the gain on repurchase and redemption of Convertible Debt of $9.6 million recognized in the same period a year ago. Additionally, interest income was $3.7 million, a decrease of $9.0 million from $12.7 million compared to the same period a year ago resulting from lower average cash balances and lower interest rates in the current period.

Interest Expense

During the three months ended January 2, 2010, interest expense was $6.3 million, a decrease of $0.7 million compared to the same period a year ago.

During the six months ended January 2, 2010, interest expense was $12.2 million, a decreased of $1.7 million compared to the same period a year ago.

We retrospectively adopted authoritative guidance with regards to convertible debt securities, which resulted in higher interest expense due to amortization of debt discount. Please refer to “Note 3. Revision to Prior Period Financial Statements” for further information.

Impairment of Investments

During the three and six months ended January 2, 2010, the impairment charge of investment was $0.6 million, a decrease of $12.4 million and $15.6 million, respectively, compared to the same period a year ago. The decrease is primarily due to the impairment of $13.0 million related to a long-term investment recorded at cost during the second quarter of fiscal 2009 due to the significant weakening in market conditions at that time.

Provision for Income Tax

We recorded an income tax expense of $1.7 million and $2.4 million for the three and six months ended January 2, 2010, respectively. We recorded an income tax benefit of $1.7 million and $0.7 million for the three and six months ended December 27, 2008, respectively.

The income tax expense recorded for the three and six months ended January 2, 2010, primarily relates to income tax in certain foreign and state jurisdictions based on our forecasted pre-tax income for the year in those locations.

The income tax benefit recorded for the three and six months ended December 27, 2008, primarily relates to income tax expense in certain foreign jurisdictions based on our forecasted pre-tax income for the year, and includes a tax benefit of $0.8 million and $2.6 million for the three and six months ended December 27, 2008 as a result of the enactment of the Housing Assistance Tax Act of 2008, which was signed by the President on July 30, 2008. The Act provides that taxpayers may elect to forego bonus depreciation on certain additions of qualified eligible property and, in turn, claim a refundable credit for a portion of its unused AMT and research credits. In addition, we recorded a tax benefit of $3.2 million related to the book write off of tax deductible goodwill during the second quarter of fiscal 2009.

The income tax expense recorded differs from the expected tax expense that would be calculated by applying the federal statutory rate to our loss before income taxes primarily due to the increases in valuation allowance for deferred tax assets attributable to our domestic and foreign losses from continuing operations.

On July 1, 2007, we adopted new accounting standard governing the accounting for uncertainty in income taxes. As of January 2, 2010 and June 27, 2009 our unrecognized tax benefits totaled $73.0 million and $69.3 million, respectively, and are included in deferred taxes and other non-current tax liabilities, net. We had $31.2 million accrued for the payment of interest and penalties at January 2, 2010.

Discontinued Operations

On September 4, 2009, we sold certain non-core assets related to its wholly owned subsidiary da Vinci Systems LLC (“da Vinci”). Da Vinci represented a separate component of the Communications Test and Measurement segment and is considered as discontinued operations for financial reporting purposes. The sale generated total gross proceeds of $2.5 million and a gain of $0.2 million, which was recognized in the first fiscal quarter of 2010. We transferred net liabilities of $0.1 million, which comprised of $1.0 million in net property plant and equipment, $1.0 million in deferred revenue, and $0.1 million in warranty reserve. Net revenue for the three and six months ended January 2, 2010 were zero and $0.8 million, respectively. Net revenue for the three and six months ended December 27, 2008 were $3.2 million and $6.7 million, respectively. Net loss for the three and six months ended January 2, 2010 were $(0.1) million and $(1.5) million, respectively. Net loss for the three and six months ended December 27, 2008 were $(0.6) million and $(1.0) million, respectively. Total loss from discontinued operations for the three and six months ended January 2, 2010 were $(0.1) million and $(1.3) million, respectively. Total loss from discontinued operations for the three and six months ended December 27, 2008 were $(0.6) million and $(1.0) million, respectively. There is no tax effect associated with this transaction.

Operating Segment Information (in millions):

	Three Months Ended		Change	Percentage Change	Six Months Ended		Change	Percentage Change
	January 2, 2010	December 27, 2008			January 2, 2010	December 27, 2008
Communications Test and Measurement
Net Revenue	$176.9	$173.0	$3.9	2%	$320.3	$334.8	$(14.5)	-4%
Operating income	31.5	37.4	(5.9)	-16%	49.5	63.8	(14.3)	-22%
Communications and Commercial Optical Products
Net Revenue	112.3	127.9	(15.6)	-12%	213.4	289.9	(76.5)	-26%
Operating income	3.2	(3.5)	6.7	-191%	1.7	5.6	(3.9)	-70%
Advanced Optical Technologies
Net Revenue	54.6	53.1	1.5	3%	108.7	106.6	2.1	2%
Operating income	19.6	19.5	0.1	1%	40.2	41.2	(1.0)	-2%

The decrease in operating income for Communications Test & Measurement during the three and six month periods ended January 2, 2010 over the same periods a year ago reflects a decline in demand due to a slowing of network deployments by our customer base and increased pricing pressures, offset by reductions in operating expenses driven by ongoing cost reduction initiatives and decreased variable expenses.

The increase in operating income for Communications and Commercial Optical Products during the three month period ended January 2, 2010 over the same quarter a year ago is mainly due to a charge included in fiscal 2009 related to the non-recognition of revenue of approximately $10.0 million with related cost of sales incurred. The decrease in operating income for the six month period ended January 2, 2010 is due to a slowing of network deployments by our customer base and increased pricing pressures, offset by reductions in operating expenses driven by ongoing cost reduction initiatives and decreased variable expenses.

The operating income for Advanced Optical Technologies during the three and six month periods ended January 2, 2010 compared to the same periods a year ago was relatively flat, with strength in the Flex and Custom Optics businesses being partially offset by declines in demand in our Authentication Solutions business driven by softening demand in the credit card market.

Liquidity and Capital Resources

Our investments of surplus cash are made in accordance with an investment policy approved by the Audit Committee of our Board of Directors. In general, our investment policy requires that securities purchased be rated A-1/P-1, A/A2 or better. Securities that are downgraded subsequent to purchase are evaluated and may be sold or held at management’s discretion. No security may have an effective maturity that exceeds 37 months, and the average duration of our holdings may not exceed 18 months. At any time, no more than 5% of the investment portfolio may be concentrated in a single issuer other than the U.S. government or U.S. agencies. Our investments in debt securities and marketable equity securities are primarily classified as available-for-sale investments or trading assets and are recorded at fair value. The cost of securities sold is based on the specific identification method. Unrealized gains and losses on available-for-sale investments are reported as a separate component of stockholders’ equity. We did not hold any investments in auction rate securities, mortgage backed securities, collateralized debt obligations, or variable rate demand notes at January 2, 2010 and virtually all debt securities held were of investment grade (at least BBB-/Baa3). As of January 2, 2010, approximately 89% of our cash, cash equivalents, and short-term investments were held in the U.S.

As of January 2, 2010, the majority of our investments of surplus cash have maturities of 90 days or less and are of high credit quality. Nevertheless, widening of market credit spreads and bid-ask spreads has impacted both pricing and liquidity of certain investment securities that we own. Although we intend to hold these investments to maturity, in the event that we are required to sell any of these securities under adverse market conditions, losses could be recognized on such sales. During the first and second quarter of fiscal 2010 we have not realized material investment losses but can provide no assurances that the value or the liquidity of our other investments will not be impacted by adverse conditions in the financial markets. In addition, we maintain cash balances in operating accounts that are with third party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail.

As of January 2, 2010, we had a combined balance of cash, cash equivalents, short-term investments and restricted cash of $698.0 million, an increase of $2.5 million from June 27, 2009. Cash and cash equivalents increased by $77.9 million in the six month period ended January 2, 2010, primarily due to net proceeds from sales and maturities of investments of $93.8 million, cash generated by operating activities of $56.0 million, and cash inflows of $2.2 million from the exercise of stock options and the issuance of stock under employee stock plans, offset by outflows used for acquisitions of $43.0 million and purchases of property, plant and equipment of $17.7 million.

Cash provided by operating activities was $56.0 million during the six months ended January 2, 2010, resulting from our net loss adjusted for non-cash items such as depreciation, amortization and various gains and losses of $44.5 million, and changes in operating assets and liabilities that provided $11.5 million related primarily to a decrease in other assets of $23.8 million, a decrease in inventory of $23.4 million, and an increase in accrued payroll and related of $9.4 million, offset by an increase of $37.2 million in accounts receivable, a decrease in accounts payable of $7.2 million and a reduction in deferred taxes of $2.1 million.

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

Cash provided by investing activities was $23.4 million during the six months ended January 2, 2010, primarily related to net proceeds from sales and maturities of investments of $93.8 million, dividends received of $2.0 million and net proceeds received from the divestiture of business of $1.5 million, offset by the use of $43.0 million for acquisitions, purchases of property, plant and equipment of $17.7 million and an increase in restricted cash of $13.6 million.

Cash provided by investing activities was $160.3 million during the six months ended December 27, 2008, primarily related to net proceeds from sales and maturities of investments of $203.8 million, offset by purchases of property, plant and equipment of $31.3 million, purchases of long-term investments of $4.0 million and the use of $8.0 million for acquisitions, net of cash acquired.

Financing activities for the six months ended January 2, 2010 used cash of $2.9 million, primarily related to payments on financing obligations of $5.1 million offset by the issuance of common stock under our employee stock option programs and employee stock plans of $2.2 million.

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

Pension and Other Postretirement Benefits

We sponsor pension plans for certain past and present employees in the UK and Germany. JDSU also is responsible for the nonpension postretirement benefit obligation of a previously acquired subsidiary. These plans have been closed to new participants and no additional service costs are being accrued. The UK plan is partially funded and the German plans, which were initially established as “pay-as-you-go” plans, are unfunded. The authoritative guidance requires the recognition of the funded status of the pension plans and nonpension postretirement benefit plans (retirement-related benefit plans) as an asset or a liability in the Consolidated Statement of Financial Position. The authoritative guidance also requires the recognition of changes in that funded status in the year in which they occur through the Gains and (losses) not affecting retained earnings, net of tax, and the recognition of previously unrecognized gains/(losses), prior service costs/(credits) and transition assets as a component of Accumulated gains and (losses) not affecting retained earnings in the Consolidated Statement of Stockholders’ Equity. The funded status of a retirement plan is the difference between the projected benefit obligation and the fair value of its plan assets. The projected benefit obligation is the actuarial present value of all benefits attributed by the plan’s benefit formula to employee service. At January 2, 2010, our pension plans were under funded by $79.8 million since the projected benefit obligation exceeded the fair value of its plan assets. Similarly, we had accrued $0.8 million related to our non-pension postretirement benefit plan. Pension plan assets are managed professionally and we monitor the performance of our investment managers. As of January 2, 2010, the value of plan assets had increased approximately 9% since June 27, 2009, our most recent fiscal year end.

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

SNT

SNT was acquired in July 2009 and accounted for in accordance with the authoritative guidance on business combinations. At the time of acquisition SNT was in the process of developing delay emulator and chassis used in next generation of test and measurement platform and has incurred costs of approximately $0.5 million. We have incurred post-acquisition costs of approximately $0.6 million to date and estimate that additional investment of approximately $0.5 million in research and development will be required. The project is expected to be completed in the third quarter of fiscal 2010.

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

Forward contracts, most with a term of less than 120 days, were transacted near month end and therefore, the fair value of the contracts is approximately zero. The following table provides information about our foreign currency forward and option contracts outstanding as of January 2, 2010.

(in millions)	Contract Amount (Local Currency)	Contract Amount (USD)
Canadian Dollar (contracts to buy CAD / sell USD)	CAD 33.7	$32.4
Chinese Renmimbi (contracts to buy CNY / sell USD)	CNY 48.4	7.1
British Pound (contracts to buy GBP / sell USD)	GBP 5.5	8.7
Euro (contracts to sell EUR / buy USD)	EUR 62.9	90.3
Hong Kong Dollar (contracts to sell HKD / buy USD)	HKD 142.3	18.4
Singapore Dollar (contracts to sell SGD / buy USD)	SGD 27.8	19.8
Mexican Peso (contracts to buy MXN / sell USD)	MXN 38.2	2.9
Australian Dollar (contracts to sell AUD / buy USD)	AUD 7.1	6.3
Brazilian Real (contracts to sell BRL / buy USD)	BRL 1.3	0.7
Japanese Yen (contracts to sell JPY / buy USD)	JPY 1.3	3.9

Total USD notional amount of outstanding foreign exchange contracts		$190.5

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

Investments

We maintain an investment portfolio in a variety of financial instruments, including, but not limited to, U.S. government and agency bonds, corporate obligations, money market funds, asset-backed securities, and other investment-grade securities. The majority of these investments pay a fixed rate of interest. The securities in the investment portfolio are subject to market price risk due to changes in interest rates, perceived issuer creditworthiness, marketability, and other factors. These investments are generally classified as available-for-sale and, consequently, are recorded on our Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of Stockholders’ equity. We did not hold any investments in auction rate securities, mortgage backed securities, collateralized demand obligations, or variable rate demand notes at January 2, 2010.

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

Long-term Debt

The fair market value of the Zero Coupon Senior Convertible Notes and the 1% Senior Convertible Notes is subject to interest rate and market price risk due to the convertible feature of the notes and other factors. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair market value of the notes may also increase as the market price of JDSU stock rises and decrease as the market price of the stock falls. Interest rate and market value changes affect the fair market value of the notes but do not impact our financial position, cash flows or results of operations. Based on quoted market prices, as of January 2, 2010 and June 27, 2009, the fair market values of the Zero Coupon Senior Convertible Notes were approximately $0.2 million and $0.2 million and the fair market values of the 1% Senior Convertible Notes were $279.5 million and $238.9 million, respectively. Changes in fair market value reflect both the change in the market price of the notes and the impact of the partial repurchase of the Zero Coupon Senior Convertible Notes. For additional information, see “Note 11. Convertible Debt and Letters of Credit”.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders (the “Annual Meeting”) was held on November 11, 2009. At the Annual Meeting, four items were voted upon:

1.	The election of four Class II Directors to serve until the 2012 Annual Meeting and until their successors are elected and qualified:

(i)	Richard E. Belluzzo
(ii)	Harold L. Covert
(iii)	Penelope A. Hersher
(iv)	Masood Jabbar

The Company’s directors listed below will continue in office for the remainder of their terms or earlier in accordance with the Company’s bylaws.

Class I Directors whose terms will expire in 2010:

(i)	Bruce D. Day
(ii)	Martin A. Kaplan
(iii)	Kevin J. Kennedy

Class III Directors whose terms will expire in 2011:

(i)	Richard T. Liebhaber
(ii)	Casimir S. Skrzypczak
(iii)	Thomas Waechter

2.	To approve amendments to certain of our existing equity incentive plans to allow for a one-time stock option exchange program for employees other than our named executive officers and directors.

3.	To approve an amendment to the Company’s ESPP to increase the number of shares of common stock authorized for issuance under the ESPP by 8,000,000.

4.	To ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2010.

The voting results were as follows:

	For	Against	Withheld	Abstained	Broker Non-Votes
1. Directors
Richard E. Belluzzo	167,136,313	—	14,539,748	—	—
Harold L. Covert	175,686,088	—	5,989,973	—	—
Penelope A. Hersher	168,684,004	—	12,992,057	—	—
Masood Jabbar	171,501,383	—	10,174,677	—	—
2. Approve Amendments for a One-Time Option Exchange	79,664,103	51,484,602	343,996	—	50,182,348
3. Approve Amendment to the Company’s ESPP	127,098,518	4,082,810	311,376	—	50,182,345
4. Appointment of PricewaterhouseCoopers LLP	179,557,249	1,556,658	562,153	—	—

Item 5.	Other Information

None.

Item 6.	Exhibits

The following documents are filed as Exhibits to this report:

Exhibit No.	Exhibit Description

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: February 5, 2010