Form 10-Q
period 2010-04-03
JDS UNIPHASE CORP /CA/
filed 2010-05-07
CIK 912093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2010

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

As of May 1, 2010, the Registrant had 220,208,800 shares of common stock outstanding, including 4,323,661 exchangeable shares of JDS Uniphase Canada Ltd. The par value of each share of common stock is $0.001. Each exchangeable share is exchangeable at any time into common stock on a one-for-one basis, entitles a holder to dividend and other rights economically equivalent to those of the common stock, and through a voting trust, votes at meetings of stockholders of the Registrant.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

JDS UNIPHASE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	April 3, 2010	March 28, 2009 As Adjusted (Note 3)	April 3, 2010	March 28, 2009 As Adjusted (Note 3)
Net revenue	$332.3	$279.1	$973.0	$1,010.1
Cost of sales	188.1	164.7	548.7	582.5
Amortization of acquired technologies	12.3	13.0	37.1	37.4
Impairment of acquired developed technologies	—	—	—	4.9

Gross profit	131.9	101.4	387.2	385.3

Operating expenses:
Research and development	42.2	41.9	123.5	128.3
Selling, general and administrative	92.3	92.6	279.2	306.9
Amortization of other intangibles	6.3	6.7	19.8	20.7
Impairment of goodwill	—	45.0	—	736.9
Loss and impairment of long-lived assets	0.5	7.0	1.5	12.1
Restructuring and related charges	1.2	11.0	14.3	20.2

Total operating expenses	142.5	204.2	438.3	1,225.1

Loss from operations	(10.6)	(102.8)	(51.1)	(839.8)
Interest and other income	4.3	9.7	9.8	31.3
Interest expense	(5.9)	(5.9)	(18.1)	(19.8)
(Loss) gain on sale of investments	(0.2)	0.3	(0.1)	1.9
Impairment of investments	(0.6)	(2.2)	(1.2)	(18.4)

Loss from continuing operations before income taxes	(13.0)	(100.9)	(60.7)	(844.8)
Provision (benefit) for income taxes	(1.7)	(0.6)	0.7	(1.3)

Loss from continuing operations, net of tax	(11.3)	(100.3)	(61.4)	(843.5)
Loss from discontinued operations, net of tax	(0.6)	(1.4)	(1.9)	(2.4)

Net loss	$(11.9)	$(101.7)	$(63.3)	$(845.9)

Net loss per share - basic and diluted from:
Continuing operations	$(0.05)	$(0.47)	$(0.28)	$(3.92)
Discontinued operations	(0.00)	(0.00)	(0.01)	(0.01)

Net loss	$(0.05)	$(0.47)	$(0.29)	$(3.93)

Shares used in per share calculation - basic and diluted	219.4	215.6	218.4	215.4

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share and par value data)

(unaudited)

	April 3, 2010	June 27, 2009 As Adjusted (Note 3)
ASSETS
Current assets:
Cash and cash equivalents	$433.6	$286.9
Short-term investments	245.5	398.3
Restricted cash	34.0	10.3
Accounts receivable, less reserves and allowances of $2.8 at April 3, 2010 and $2.4 at June 27, 2009	237.0	187.3
Inventories, net	123.4	144.8
Refundable income taxes	7.1	14.4
Other current assets	46.1	65.8

Total current assets	1,126.7	1,107.8

Property, plant and equipment, net	171.9	191.1
Deferred income taxes	7.8	5.7
Goodwill	19.2	8.3
Other intangibles, net	294.2	322.6
Long-term investments	7.5	15.1
Other non-current assets	16.0	17.5

Total assets	$1,643.3	$1,668.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$110.9	$106.6
Current portion of long-term debt	0.2	0.2
Accrued payroll and related expenses	48.6	45.7
Income taxes payable	23.3	20.3
Deferred income taxes	6.6	5.6
Restructuring accrual	8.6	16.6
Warranty accrual	6.3	7.3
Accrued expenses	43.6	56.0
Other current liabilities	58.3	51.6

Total current liabilities	306.4	309.9

Long-term debt	262.7	249.9
Other non-current liabilities	164.9	173.8
Commitments and contingencies (Note 18, 20, and 21)
Stockholders’ equity:
Preferred Stock, $0.001 par value: Authorized shares: 1,000,000	—	—
Common Stock, $0.001 par value:
Authorized shares: 1,000,000,000	0.2	0.2
Issued and outstanding shares: 220,059,484 at April 3, 2010 and 216,971,017 at June 27, 2009
Additional paid-in capital	69,568.2	69,530.5
Accumulated deficit	(68,682.1)	(68,618.8)
Accumulated other comprehensive income	23.0	22.6

Total stockholders’ equity	909.3	934.5

Total liabilities and stockholders’ equity	$1,643.3	$1,668.1

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Nine Months Ended
	April 3, 2010	March 28, 2009 As Adjusted (Note 3)
OPERATING ACTIVITIES:
Net loss	$(63.3)	$(845.9)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	44.0	51.8
Asset retirement obligations and deferred rent expenses	(5.4)	0.4
Amortization expense of other intangibles	56.9	58.1
Stock-based compensation expense	33.1	38.6
Amortization of debt issuance costs and debt discount	13.3	14.8
Gain on repurchase of convertible debt	—	(17.1)
Non-cash changes in short term investments	2.5	1.7
Gain (loss) on sale of assets	1.6	7.4
Loss and impairment of long-lived assets	0.5	7.7
Impairment of goodwill	—	736.9
Impairment of investments	1.2	18.4
Activity related to equity investments	(2.0)	0.9
Provision for allowance for doubtful accounts	0.4	(0.9)
Changes in operating assets and liabilities, net of impact of acquisitions of businesses:
Accounts receivable	(50.8)	94.6
Inventories	21.6	(0.7)
Other current assets	24.8	6.4
Accounts payable	4.0	(31.2)
Income taxes payable	(5.5)	3.0
Deferred taxes, net	(2.0)	3.2
Accrued payroll and related expenses	2.8	(5.1)
Other	(5.4)	(53.1)

Net cash provided by operating activities	72.3	89.9

INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(347.9)	(411.2)
Maturities and sales of investments	507.7	598.9
Changes in restricted cash	(23.2)	(1.2)
Acquisitions, net of cash acquired	(44.0)	(12.0)
Purchases of long term investments	(0.5)	(4.0)
Proceeds from sale of assets, net of selling costs	3.0	1.2
Acquisition of property and equipment	(26.1)	(46.9)
Other assets, net	2.0	0.7

Net cash provided by investing activities	71.0	125.5

FINANCING ACTIVITIES:
Repurchase of convertible debt	—	(139.2)
Payments on financing obligations	(5.2)	(0.3)
Proceeds from (payments on) financing obligation	—	0.3
Repurchase of common stock	—	(86.8)
Issuance of stock pursuant to employee stock plans	8.4	5.1

Net cash provided by (used in) financing activities	3.2	(220.9)

Effect of exchange rate changes on cash and cash equivalents	0.2	(7.7)
Increase (decrease) in cash and cash equivalents	146.7	(13.2)
Cash and cash equivalents at beginning of period	286.9	265.6

Cash and cash equivalents at end of period	$433.6	$252.4

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The financial information for the Company (or “JDSU”) as of April 3, 2010 and for the three and nine months ended April 3, 2010 and March 28, 2009 is unaudited, and includes all normal and recurring adjustments that management considers necessary for a fair statement of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 27, 2009.

The balance sheet as of June 27, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results for the three and nine months ended April 3, 2010 may not be indicative of results for the year ending July 3, 2010 or any future periods.

Fiscal Years

The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to June 30th.

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with U.S. GAAP and include the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated.

Discontinued Operations

During the first quarter of fiscal 2010, the Company sold certain non-core assets related to its wholly owned subsidiary da Vinci Systems LLC (“da Vinci”). As a result, the operations of da Vinci have been presented as discontinued operations for all periods presented. Unless noted otherwise, discussion in the Notes to Consolidated Financial Statements pertain to continuing operations. For additional information, see “Note 22. Discontinued Operations”.

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The components of comprehensive income were as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 3, 2010	March 28, 2009	April 3, 2010	March 28, 2009
Net loss	$(11.9)	$(101.7)	$(63.3)	$(845.9)
Other comprehensive income (loss):
Net change in unrealized losses on investments, net of tax	0.1	2.5	2.4	(3.4)
Net change in cumulative translation adjustment, net of tax	2.2	(0.6)	(2.1)	(56.7)
Net change in defined benefit obligation, net of tax	—	0.1	0.1	—

Net change in other comprehensive income (loss)	2.3	2.0	0.4	(60.1)

Comprehensive loss	$(9.6)	$(99.7)	$(62.9)	$(906.0)

At April 3, 2010 and June 27, 2009, balances for the components of accumulated other comprehensive income were as follows (in millions):

	April 3, 2010	June 27, 2009
Unrealized losses on investments	$(3.1)	$(5.5)
Foreign currency translation gains	10.4	12.5
Defined benefit obligation, net of tax	15.7	15.6

Accumulated other comprehensive income	$23.0	$22.6

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

Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	April 3, 2010	March 28, 2009	April 3, 2010	March 28, 2009
Numerator:
Loss from continuing operations, net of tax	$(11.3)	$(100.3)	$(61.4)	$(843.5)
Loss from discontinued operations, net of tax	(0.6)	(1.4)	(1.9)	(2.4)

Net loss	$(11.9)	$(101.7)	$(63.3)	$(845.9)

Denominator:
Weighted-average number of common shares outstanding	219.4	215.6	218.4	215.4

Loss from continuing operations, net of tax - basic and diluted	$(0.05)	$(0.47)	$(0.28)	$(3.92)
Loss from discontinued operations, net of tax - basic and diluted	(0.00)	(0.00)	(0.01)	(0.01)

Net loss per share - basic and diluted	$(0.05)	$(0.47)	$(0.29)	$(3.93)

As the Company incurred net losses for the three and nine months ended April 3, 2010, potential dilutive securities from stock options, employee stock purchase plan (“ESPP”), Full Value Awards (restricted shares and stock units), and Zero Coupon Senior Convertible Notes have been excluded from the diluted net loss per share computations as their effects were deemed anti-dilutive.

For additional information regarding the Convertible Notes, see “Note 11. Convertible Debt and Letters of Credit”.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table sets forth the weighted average potentially dilutive securities excluded from the computation because their effect would have been anti-dilutive (in millions):

	Three Months Ended		Nine Months Ended
	April 3, 2010	March 28, 2009	April 3, 2010	March 28, 2009
Stock options and ESPP	12.4	16.1	15.2	15.0
Restricted shares and stock units	6.1	8.1	6.5	7.6
Zero coupon senior convertible notes	—	—	—	1.0
1% senior convertible notes	10.7	11.1	10.7	12.9

Total potentially dilutive securities	29.2	35.3	32.4	36.5

Note 2. Recent Accounting Pronouncements

In March 2010, the FASB issued updated authoritative guidance which amends the requirements for evaluating whether a decision maker or service provider has a variable interest to clarify that a quantitative approach should not be the sole consideration in assessing the criteria. It also clarifies that related parties should be considered in applying all of the decision maker and service provider criteria. This is in addition to the authoritative guidance the FASB issued in June 2009 that applies to determining whether an entity is a variable interest entity (“VIE”) and requiring an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under this guidance, an enterprise has a controlling financial interest when it has a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The guidance also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. The guidance also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. These guidance are effective for the Company beginning in the first quarter of fiscal 2011. The Company is currently evaluating the potential impact, if any, of the adoption of these guidance on its consolidated financial statements.

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

(Unaudited)

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents the effects of the retrospective adjustments to the Company’s Consolidated Balance Sheet as of June 27, 2009:

	June 27, 2009 As Reported (a)	Adjustments		June 27, 2009 As Adjusted
	(in millions, except share and per share data)
ASSETS
Other current assets	$66.2	$(0.4	)(b)	$65.8
Deferred income taxes	6.2	(0.5	)(c)	5.7
Other non-current assets	18.3	(0.8	)(d)	17.5
Total assets	1,669.8	(1.7)		1,668.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Long-term debt	325.0	(75.1	)(e)	249.9
Other non-current liabilities	174.3	(0.5	)(f)	173.8
Commitments and contingencies (Note 17, 19, and 20)	—	—		—
Stockholders’ equity:
Preferred Stock, $0.001 par value: Authorized shares: 1,000,000	—	—		—
Common Stock, $0.001 par value:
Authorized shares: 1,000,000,000	0.2	—		0.2
Issued and outstanding shares: 216,971,017 at June 27, 2009 and 221,977,736 at June 28, 2008
Additional paid-in capital	69,375.4	155.1	(g)	69,530.5
Accumulated deficit	(68,537.6)	(81.2	)(h)	(68,618.8)
Total stockholders’ equity	860.6	73.9		934.5
Total liabilities and stockholders’ equity	1,669.8	(1.7)		1,668.1

(a)	As reported in the Company’s Form 10-K for the fiscal year ended June 27, 2009.
(b)	Other current assets as of June 27, 2009 decreased by $0.4 million mainly due to a retrospective adjustment of debt issuance cost related to the 1% Senior Convertible Notes.
(c)	Deferred income taxes as of June 27, 2009 decreased by $0.5 million due to a retrospective adjustment of deferred tax assets upon the adoption of the authoritative guidance.
(d)	Other non-current assets as of June 27, 2009 decreased by $0.8 million mainly due to a retrospective adjustment of debt issuance cost related to the 1% Senior Convertible Notes.
(e)	Long-term debt as of June 27, 2009 decreased by $75.1 million due to the reclassification of the $158.5 million equity component to Additional paid-in capital, offset by $57.7 million accretion of interest resulted from amortization of debt discount, and $25.7 million adjustment related to the repurchases of 1% Senior Convertible Notes.
(f)	Other non-current liabilities as of June 27, 2009 decreased by $0.5 million due to a retrospective adjustment of deferred tax liability upon the adoption of the authoritative guidance.
(g)	Additional paid-in capital as of June 27, 2009 increased by $155.1 million due to the reclassification of the $158.5 million equity component from Long-term debt, offset by the equity issuance cost of $3.4 million.
(h)	Accumulated deficit as of June 27, 2009 increased by $81.2 million due to the increase of interest expense by $57.7 million and decrease in gain on debt repurchase by $25.3 million, offset by a decrease in amortization of debt issuance cost of $1.8 million.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following tables presents the effects of the adjustments to the Company’s Consolidated Statement of Operations for the three and nine months ended March 28, 2009:

	Three Months Ended March 28, 2009
	As Reported (a)	Adjustments related to 1% Senior Coupon Notes	Adjustments related to Discontinued Operations (Note 22)	As Adjusted
	(In millions, except per share data)
Net revenue	$280.6	$—	$(1.5)	$279.1
Cost of sales	165.6	—	(0.9)	164.7
Amortization of acquired technologies	13.0	—	—	13.0
Impairment of acquired developed technologies	—	—	—	—

Gross profit	102.0	—	(0.6)	101.4

Operating expenses:
Research and development	42.7	—	(0.8)	41.9
Selling, general and administrative	93.8	—	(1.2)	92.6
Amortization of other intangibles	6.7	—	—	6.7
Impairment of goodwill	45.0	—	—	45.0
Loss and impairment of long-lived assets	7.0	—	—	7.0
Restructuring and related charges	11.0	—	—	11.0

Total operating expenses	206.2	—	(2.0)	204.2

Loss from operations	(104.2)	—	1.4	(102.8)
Interest and other income	22.2	(12.5)	—	9.7
Interest expense	(1.9)	(4.0)	—	(5.9)
(Loss) gain on sale of investments	0.3	—	—	0.3
Impairment of investments	(2.2)	—	—	(2.2)

Loss from continuing operations before income taxes	(85.8)	(16.5)	1.4	(100.9)
Provision (benefit) for income taxes	(0.6)	—	—	(0.6)

Loss from continuing operations, net of tax	(85.2)	(16.5)	1.4	(100.3)
Loss from discontinued operations, net of tax	—	—	(1.4)	(1.4)

Net loss	$(85.2)	$(16.5)	$—	$(101.7)

(a)	As reported in the Company’s Form 10-Q for the quarterly period ended March 28,2009.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Nine Months Ended March 28, 2009
	As Reported (a)	Adjustments related to 1% Senior Coupon Notes	Adjustments related to Discontinued Operations (Note 22)	As Adjusted
	(In millions, except per share data)
Net revenue	$1,018.3	$—	$(8.2)	$1,010.1
Cost of sales	586.6	—	(4.1)	582.5
Amortization of acquired technologies	37.4	—	—	37.4
Impairment of acquired developed technologies	4.9	—	—	4.9

Gross profit	389.4	—	(4.1)	385.3

Operating expenses:
Research and development	130.7	—	(2.4)	128.3
Selling, general and administrative	311.1	—	(4.2)	306.9
Amortization of other intangibles	20.7	—	—	20.7
Impairment of goodwill	736.9	—	—	736.9
Loss and impairment of long-lived assets	12.1	—	—	12.1
Restructuring and related charges	20.2	—	—	20.2

Total operating expenses	1,231.7	—	(6.6)	1,225.1

Loss from operations	(842.3)	—	2.5	(839.8)
Interest and other income	56.6	(25.3)	—	31.3
Interest expense	(6.0)	(13.8)	—	(19.8)
(Loss) gain on sale of investments	1.9	—	—	1.9
Impairment of investments	(18.4)	—	—	(18.4)

Loss from continuing operations before income taxes	(808.2)	(39.1)	2.5	(844.8)
Provision (benefit) for income taxes	(1.3)	—	—	(1.3)

Loss from continuing operations, net of tax	(806.9)	(39.1)	2.5	(843.5)
Loss from discontinued operations, net of tax	—	—	(2.4)	(2.4)

Net loss	$(806.9)	$(39.1)	$0.1	$(845.9)

(a)	As reported in the Company’s Form 10-Q for the quarterly period ended March 28, 2009.

Note 4. Mergers and Acquisitions

Storage Network Tools Business of Finisar Corporation (“SNT”)

In July 2009, the Company purchased the Storage Network Tools business of Finisar Corporation (“SNT”) for approximately $40.7 million in cash. SNT is included in JDSU’s Communications Test and Measurement segment.

SNT is one of the world’s leading providers of storage area network (SAN) protocol test tools, software and services. By acquiring SNT, the Company entered the storage protocol test market, expanded its lab test market presence and facilitated product innovation addressing Fibre Channel over Ethernet and other emerging SAN test market opportunities.

The Company has adopted the new authoritative guidance on business combinations during the first quarter of fiscal 2010 and the acquisition was accounted for in accordance with this guidance; therefore, the tangible and intangible assets acquired were recorded at fair value on the acquisition date.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Note 5. Balance Sheet and Other Details

Accounts Receivable Reserves and Allowances

The activities and balances for allowance for doubtful accounts and allowance for sales returns and other were as follows (in millions):

	June 27, 2009	Charged to Costs and Expenses	Deduction (1)	April 3, 2010
Allowance for doubtful accounts	$2.3	$0.6	$(0.6)	$2.3
Allowance for sales returns and other	0.1	0.4	—	0.5

Total accounts receivable reserves	$2.4	$1.0	$(0.6)	$2.8

(1)	Write-off of uncollectible accounts, net of recoveries

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Inventories

Inventories are stated at the lower of cost or market, and include material, labor, and manufacturing overhead costs. The components of inventories were as follows (in millions):

	April 3, 2010	June 27, 2009
Deferred cost of sales	$13.3	$11.5
Finished goods	40.3	52.3
Work in process	27.5	33.6
Raw materials and purchased parts	42.3	47.4

Total inventories, net	$123.4	$144.8

During the three and nine months ended April 3, 2010, the Company recorded write-downs of inventories of $4.5 million and $12.5 million, respectively. During the three and nine months ended March 28, 2009, the Company recorded write-downs of inventories of $4.6 million and $14.9 million, respectively.

During the three and nine months ended April 3, 2010, the Company consumed previously written-down inventories of $3.4 million and $8.3 million, respectively. During the three and nine months ended March 28, 2009, the Company consumed previously written-down inventories of $2.1 million and $12.0 million, respectively. In addition, the Company has an active scrap program and typically disposes of inventory that has been written down through the use of scrap dealers or physical disposal/destruction. During the three and nine months ended April 3, 2010, the Company scrapped $1.9 million and $4.6 million of fully reserved inventory, respectively. During the three and nine months ended March 28, 2009, the Company scrapped $23.5 million and $36.4 million of fully reserved inventory, respectively.

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

Property, Plant and Equipment, Net

The components of property, plant and equipment, net were as follows (in millions):

	April 3, 2010	June 27, 2009
Land	$17.1	$17.1
Buildings and improvements	37.5	39.2
Machinery and equipment	290.4	289.9
Furniture, fixtures, software and office equipment	145.1	133.1
Leasehold improvements	57.1	57.6
Construction in progress	12.6	25.6

	559.8	562.5
Less: Accumulated depreciation	(387.9)	(371.4)

Property, plant and equipment, net	$171.9	$191.1

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

At April 3, 2010 and June 27, 2009, property, plant and equipment, net included $20.6 million and $22.7 million in land and buildings related to the Santa Rosa sale and leaseback transactions accounted for under the financing method, respectively. See “Note 6. Financing Obligations” for more detail.

During the three and nine months ended April 3, 2010, the Company recorded $14.1 million and $44.0 million, respectively, of depreciation expense. During the three and nine months ended March 28, 2009, the Company recorded $17.1 million and $51.8 million, respectively, of depreciation expense.

Other Current Assets

The components of other current assets were as follows (in millions):

	April 3, 2010	June 27, 2009
Prepaid assets	$21.3	$25.9
Deferred income tax	0.9	0.7
Other receivables	16.1	35.0
Other current assets	7.8	4.2

Total other current assets	$46.1	$65.8

Other Non-Current Assets

The components of other non-current assets were as follows (in millions):

	April 3, 2010	June 27, 2009
Deposits	$3.1	$3.1
Deferred financing costs	1.6	2.1
Other	11.3	12.3

Total other non-current assets	$16.0	$17.5

Other Current Liabilities

The components of other current liabilities were as follows (in millions):

	April 3, 2010	June 27, 2009
Deferred revenue	$36.5	$21.9
Acquisition holdbacks and other related liabilities	0.3	2.7
Deferred compensation plan	5.2	4.9
VAT liabilities	5.1	4.6
Other	11.2	17.5

Total other current liabilities	$58.3	$51.6

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Other Non-Current Liabilities

The components of other non-current liabilities were as follows (in millions):

	April 3, 2010	June 27, 2009
Pension accrual and post employment benefits	$70.8	$74.4
Deferred taxes	10.1	12.0
Restructuring accrual	6.6	5.4
Financing obligation	30.4	30.8
Non-current income taxes payable	15.2	17.4
Asset retirement obligations	6.7	6.6
Long-term notes payable	4.6	7.2
Other	20.5	20.0

Total other non-current liabilities	$164.9	$173.8

Interest and Other income

The components of interest and other income were as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 3, 2010	March 28, 2009	April 3, 2010	March 28, 2009
Interest income	$1.3	$3.6	$5.0	$16.3
Foreign exchange (loss) gain, net	(0.4)	(1.1)	(0.3)	2.0
Gain on repurchase of Convertible Notes	—	7.5	—	17.1
(Loss) gain on equity investments	—	(0.1)	2.0	(1.0)
Other expense, net	3.4	(0.2)	3.1	(3.1)

Total interest and other income	$4.3	$9.7	$9.8	$31.3

Note 6. Financing Obligations

Santa Rosa

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

The guarantee of up to $3.8 million was accounted for in accordance with the authoritative guidance on guarantees. The present value of the guarantee approximates the liability of $0.7 million which was included in Other non-current liabilities as of April 3, 2010.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of April 3, 2010, of the total financing obligation related to Santa Rosa, $0.6 million was included in Other current liabilities, and $30.4 million was included in Other non-current liabilities. As of June 27, 2009, $0.5 million was included in Other current liabilities, and $30.9 million was included in Other non-current liabilities.

The lease payments due under the agreement reset to fair market rental rates upon the Company’s execution of the renewal options.

Payment Plan Agreement – Software Licenses

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

As of April 3, 2010, future minimum financing payments of the Santa Rosa leases and Software Licenses PPA are as follows (in millions):

Fiscal Years
Remainder of 2010	$2.4
2011	6.5
2012	6.6
2013	2.6
2014	2.6
Thereafter	8.8

Total	$29.5

Note 7. Fair Value Measurements

Available-For-Sale Investments

The Company’s investments in marketable debt and equity securities were primarily classified as available-for-sale investments.

At April 3, 2010, the Company’s available-for-sale investments were as follows (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt investments:
U.S. Treasuries & agencies	$86.9	$0.1	$—	$87.0
Asset-backed securities	42.1	0.2	(1.1)	41.2
Corporate securities	156.7	1.6	—	158.3

Total debt investments	285.7	1.9	(1.1)	286.5
Money market funds	392.8	—	—	392.8

Total available-for-sale investments	$678.5	$1.9	$(1.1)	$679.3

As of April 3, 2010, of the total estimated fair value, $426.3 million was classified as cash and cash equivalents and restricted cash, $240.3 million was classified as short-term investments, $7.2 million was classified as other non-current assets and $5.5 million was classified as long-term investments. An additional $5.2 million of short-term investments representing assets of a deferred compensation plan were classified as trading securities.

During the three and nine months ended April 3, 2010, the Company recorded $0.6 million and $1.2 million of other-than-temporary impairment in earnings, primarily related to the impairment of a long-term equity investment. During the three months ended March 28, 2009, the Company recorded $2.2 million of other-than-temporary impairment related to an asset-backed security. During the nine months ended March 28, 2009, the Company recorded $18.4 million of other-than-temporary impairment in earnings, including $13.0 million related to the impairment of a long-term equity investment as a result of significant weakening in market conditions and $3.2 million due to the bankruptcy of Lehman Brothers.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

At April 3, 2010, the Company’s gross unrealized losses on available-for-sale investments, aggregated by type of investment instrument were as follows (in millions):

	Less than 12 Months	Greater than 12 Months	Total
Asset-backed securities	$—	$1.1	$1.1

Total gross unrealized losses	$—	$1.1	$1.1

At April 3, 2010, the Company’s short-term investments classified as trading securities were $5.2 million. Trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized in net income (loss).

At April 3, 2010, maturities of the Company’s debt investments from available-for-sale investments and trading securities were as follows (in millions):

	Amortized Cost	Estimated Fair Value
Amounts maturing in less than 1 year	$190.5	$192.0
Amounts maturing in 1 - 5 years	90.5	90.9
Amounts maturing more than 5 years	5.5	4.4

Total debt investments	$286.5	$287.3

At June 27, 2009, the Company’s available-for-sale investments were as follows (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt investments:
U.S. Treasuries & agencies	$205.8	$0.5	$—	$206.3
Municipal bonds & sovereign debt instruments	6.7	—	—	6.7
Asset-backed securities	60.3	2.2	(3.7)	58.8
Corporate securities	184.2	0.3	(0.4)	184.1

Total debt investments	457.0	3.0	(4.1)	455.9
Money market funds	201.2	—	—	201.2

Total available-for-sale investments	$658.2	$3.0	$(4.1)	$657.1

As of June 27, 2009, of the total estimated fair value, $243.4 million was classified as cash and cash equivalents and restricted cash, $393.4 million was classified as short-term investments, $7.7 million was classified as other non-current assets, and $12.6 million was classified as long-term investments. An additional $4.9 million of short-term investments representing assets of a deferred compensation plan were classified as trading securities.

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

When calculating the present value of expected cash flows to determine the credit loss portion of the other-than-temporary impairment, the Company estimates the amount and timing of projected cash flows, the probability of default and the timing and amount of recoveries on a security-by-security basis. These calculations use inputs primarily based on observable market data, such as credit default swap spreads, historical default and recovery statistics, rating agency data, credit ratings and other data relevant to analyzing the collectability of the security. The amortized cost basis of a debt security is adjusted for any credit loss portion of the impairment recorded to earnings.

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

At June 27, 2009, the Company’s short-term investments classified as trading securities were $4.9 million. Trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized in net income.

At June 27, 2009, maturities of the Company’s debt investments from available-for-sale investments and trading securities were as follows (in millions):

	Amortized Cost	Estimated Fair Value
Amounts maturing in less than 1 year	$386.5	$388.2
Amounts maturing in 1 - 5 years	62.9	63.2
Amounts maturing more than 5 years	8.2	5.1

Total debt investments	$457.6	$456.5

Long-Term Investments

The components of the Company’s long-term investments were as follows (in millions):

	April 3, 2010	June 27, 2009
Available-for-sale debt securities	$5.5	$12.6
Non-marketable cost method equity investments	2.0	2.5

Total long-term investments	$7.5	$15.1

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Fair Value Measurements

Assets measured at fair value are summarized below (in millions):

	Total	Fair value measurement as of April 3, 2010
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Fixed income available for sale securities
U.S. Treasuries	$30.2	$30.2	$—
U.S. Agencies	56.8	34.6	22.2
Asset-backed securities	41.2	—	41.2
Corporate securities	158.3	—	158.3

Total fixed income available for sale securities	$286.5	$64.8	$221.7
Money market funds	$392.8	$351.6	$41.2
Trading securities	$5.2	$5.2	$—

Total assets (1)	$684.5	$421.6	$262.9

(1)	$392.3 million included in cash and cash equivalents, $245.5 million in short-term investments, $34.0 million in restricted cash, $7.2 million in other non-current assets, and $5.5 million in long-term investments on the Company’s consolidated balance sheet.

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

The Company’s cash and investment instruments are classified within Level 1 or Level 2 of the fair value hierarchy based on quoted prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

•

Level 1 includes financial instruments for which quoted market prices for identical instruments are available in active markets. Level 1 assets of the Company include money market funds and U.S. Treasury and Agency securities as they are traded in active markets with sufficient volume and frequency of transactions.

•

Level 2 includes financial instruments for which the valuations are based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities. Level 2 instruments of the Company include certain U.S. Government securities, commercial paper, corporate and municipal bonds and notes, asset-backed securities, money market funds, and foreign currency forward contracts. To estimate their fair value, the Company utilizes pricing models based on market data. The significant inputs for the valuation model usually include benchmark yields, reported trades, broker and dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data, and industry and economic events.

The bond parity derivatives related to the convertible notes are classified within Level 1 because they are valued using quoted market prices in active markets. The fair value of the derivatives is approximately zero.

During the three and nine months ended April 3, 2010, the Company did not have material transfers between Level 1 and Level 2 fair value instruments.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of April 3, 2010 (in millions):

The Reserve Fund
Balance as of June 27, 2009	$2.8
Cash receipt from The Reserve Fund	(2.8)
Transfer from Level 1	—
Other than temporary impairment recorded	—

Balance as of April 3, 2010	$—

Level 3 includes financial instruments for which fair value is derived from valuations based on inputs that are unobservable and significant to the overall fair value measurement. Level 3 assets of the Company as of June 27, 2009, consisted of an investment in the Reserve Primary Money Market Fund (the “Reserve Fund”).

During the nine months ended April 3, 2010, the Company recorded $2.8M in cash receipts from the Reserve Fund. The Company holds no Level 3 investments as of April 3, 2010.

Note 8. Goodwill

The following table presents the changes in goodwill allocated to the reportable segments (in millions):

	Communications Test & Measurement	Advanced Optical Technologies	Total
Balance as of June 27, 2009	$—	$8.3	$8.3
Goodwill from SNT acquisition (1)	9.9	—	9.9

Balance as of October 3, 2009	$9.9	$8.3	$18.2
Purchase price adjustment related to the achievement of milestones	1.0	—	1.0

Balance as of January 2, 2010	$10.9	$8.3	$19.2

Balance as of April 3, 2010	$10.9	$8.3	$19.2

(1)	See Note 4. Mergers and Acquisitions

The Company reviews goodwill for impairment annually during the fourth quarter of the fiscal year or more frequently if events or circumstances indicate that an impairment loss may have occurred. In the second quarter of fiscal 2009, in connection with the impact of weakening market conditions on the Company’s forecasts and a sustained, significant decline in the market capitalization to a level lower than the net book value of the Company, the Company concluded that triggering events existed and were required to test long-lived assets and goodwill for impairment, which indicated that there was goodwill impairment related to five of its reporting units. The corresponding goodwill was impaired in the second quarter of fiscal 2009. In the third quarter of fiscal year 2009, the Company completed the second step of the impairment analysis, which was started in the second quarter of fiscal year 2009, on two reporting units. The Company recorded an additional impairment charge of $45.0 million for a total impairment of $736.9 million related to the impairment analysis started in the second quarter of fiscal year 2009. In the fourth quarter of fiscal 2009, the Company completed the annual impairment test of goodwill, which indicated that there was additional goodwill impairment related to the Communication Test and Measurement and Advanced Optical Technology reporting units. The goodwill was impaired in the fourth quarter of fiscal year 2009.

There were no events or changes in circumstances during the three and nine months ended April 3, 2010, which triggered an impairment review.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 9. Acquired Technology and Other Intangibles

The following tables present details of the Company’s acquired technology and other intangibles (in millions):

As of April 3, 2010	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$474.8	$(274.7)	$200.1
Other	250.3	(157.7)	92.6

Total intangibles subject to amortization	725.1	(432.4)	292.7

Indefinite life intangibles	1.5	—	1.5

Total intangibles	$726.6	$(432.4)	$294.2

As of June 27, 2009:	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$458.5	$(238.7)	$219.8
Other	241.1	(138.3)	102.8

Total intangibles	$699.6	$(377.0)	$322.6

During the three and nine months ended April 3, 2010, the Company recorded $18.6 million and $56.9 million, respectively, of amortization expense related to acquired technology and other intangibles. During the three and nine months ended March 28, 2009, the Company recorded $19.7 million and $58.1 million, respectively, of amortization expense related to acquired technology and other intangibles.

Based on the carrying amount of acquired technology and other intangibles as of April 3, 2010, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
Remainder of 2010	$18.1
2011	70.2
2012	67.4
2013	51.9
2014	27.0
Thereafter	58.1

Total amortization	$292.7

The acquired technology and other intangibles balance are adjusted quarterly to record the effect of currency translation adjustments.

See “Note 10. Loss and Impairment of Other Long-Lived Assets” for discussion on impairment review.

Note 10. Loss and Impairment of Other Long-Lived Assets

The Company reviews long-lived assets for impairment annually during the fourth quarter of the fiscal year or more frequently if events or circumstances indicate that an impairment loss may have occurred. In the fourth quarter of fiscal 2009, the Company completed the annual impairment test of long-lived assets, which indicated that there were no long-lived asset impairments. There were no events or changes in circumstances during the three and nine months ended April 3, 2010 that triggered an impairment review.

During the three and nine months ended April 3, 2010, the Company recorded $0.5 million and $1.5 million, respectively, of loss on disposal of long-lived assets. During the three and nine months ended March 28, 2009, the Company recorded $7.0 million and $17.0 million, respectively, of loss on disposal of long-lived assets.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Assets Held and Used:

During the three and nine months ended April 3, 2010, there were no long-lived asset impairment charges recorded. During the three and nine months ended March 28, 2009, the Company recorded zero and $7.7 million, respectively, of impairment charge related to acquired technology and other intangibles. The $7.7 million consists of $4.9 million and $2.8 million recorded in cost of sales and operating expenses, respectively.

Assets Held for Sale:

During the three and nine months ended April 3, 2010, the Company did not record any assets held for sale or related charges. During the three and nine months ended March 28, 2009, the Company recorded an estimated loss of $6.6 million as the Company entered into a definitive agreement to sell certain assets and liabilities related to manufacturing operations in Shenzhen, China (the “Disposal group”) to Sanmina-SCI and one of its subsidiaries (the Buyer). The related sale closed in the fourth quarter of fiscal 2009 on March 29, 2009. The Disposal group was historically part of the Communication and Commercial Optical Products Segment. Concurrently, the Company entered into an agreement where the Buyer would manufacture and supply certain of the Company’s products.

Sale of Assets:

During the three and nine months ended April 3, 2010, the Company recorded a gain of zero and $0.2 million, respectively, for the sale of assets. During the three and nine months ended March 28, 2009, the Company recorded a gain of $0.3 million and $0.5 million, respectively, for the sale of assets.

Asset Disposal Other than Sale:

During the three and nine months ended April 3, 2010, the Company recorded a loss of $0.5 million and $1.7 million, respectively, for the disposal of assets other than sale. During the three and nine months ended March 28, 2009, the Company recorded a loss of $0.7 million and $3.2 million, respectively, for the disposal of assets other than sale.

Note 11. Convertible Debt and Letters of Credit

The following table presents details of the Company’s long-term debt (in millions):

	April 3, 2010	June 27, 2009
1% senior convertible notes	$262.7	$249.9
Zero coupon senior convertible notes	0.2	0.2

Total convertible debt	262.9	250.1
Less: current portion	(0.2)	(0.2)

Total long-term debt	$262.7	$249.9

Based on quoted market prices, as of April 3, 2010 and June 27, 2009, the fair market value of the 1% Senior Convertible Notes was approximately $295.8 million and $238.9 million, respectively, and the fair market value of the Zero Coupon Senior Convertible Notes was approximately $0.2 million and $0.2 million, respectively. Changes in fair market value reflect the change in the market price of the notes. As of April 3, 2010 and June 27, 2009, the outstanding principal amount of the 1% Senior Convertible Notes was $325.0 million, and the outstanding principal amount of the Zero Coupon Senior Convertible Notes was $0.2 million.

The Company was in compliance with all debt covenants as of April 3, 2010.

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The Company calculated the carrying value of the liability component at issuance as the present value of its cash flows using a discount rate of 8.1%, based on the 7-year swap rate plus credit spread as of the issuance date. The credit spread for JDSU is based on the historical average “yield to worst” rate for BB-rated issuers. The carrying value of the liability component was determined to be $266.5 million. The equity component, or debt discount, of the notes was determined to be $158.5 million. The debt discount is being amortized using the effective interest rate of 8.1% over the period from issuance date through May 15, 2013 as a non-cash charge to interest expense. As of April 3, 2010, the remaining term of the 1% Senior Convertible Notes is 3.1 years.

The $9.1 million of costs incurred in connection with the issuance of the notes were capitalized and bifurcated into debt issuance cost of $5.7 million and equity issuance cost of $3.4 million. The debt issuance cost is being amortized to interest expense using the effective interest method from issuance date through May 15, 2013. As of April 3, 2010, the unamortized portion of the debt issuance cost related to the notes was $2.3 million and was included in Other current assets and Other non-current assets on the Consolidated Balance Sheets.

The following table presents the carrying amounts of the liability and equity components:

	April 3, 2010	June 27, 2009
	(In millions)
Carrying amount of equity component, net of equity issuance cost	$155.1	$155.1

Principal amount of 1% Senior Coupon Notes	$325.0	$325.0
Unamortized discount of liability component	(62.3)	(75.1)

Carrying amount of liability component	$262.7	$249.9

The following table presents the interest expense for the contractual interest and the amortization of debt discount:

	Three Months Ended		Nine Months Ended
	April 3, 2010	March 28, 2009	April 3, 2010	March 28, 2009
	(In millions)
Effective interest rate	8.1%	8.1%	8.1%	8.1%
Interest expense-contractual interest	$0.8	$0.9	$2.4	$2.9
Interest expense-amortization of debt discount	4.4	4.1	12.8	14.2

Zero Coupon Senior Convertible Notes

On October 31, 2003, the Company completed the sale of $475.0 million aggregate principal amount of Zero Coupon Senior Convertible Notes due in 2010. Proceeds from the notes amounted to $462.3 million after issuance costs. The notes do not bear interest and are convertible into the Company’s common stock at a conversion price of $39.52 per share. The Company has the right to redeem the notes beginning November 15, 2008. Holders of the notes may require the Company to repurchase the notes on November 15, 2008. As of April 3, 2010, the zero coupon convertible notes are classified as current based on the Company’s expectation that they will be retired within one year.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Based on the stated terms, the Zero Coupon Senior Convertible Notes are not within the scope of the authoritative guidance which applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash.

Between March 2007 and March 2009, the Company repurchased or redeemed $474.8 million aggregate principal amount of the notes for $455.1 million in cash. In connection with the repurchase, a gain of $19.7 million was recognized in interest and other income (loss), net of the write-off of debt issuance costs. After giving effect to the repurchase, the total amount of Zero Coupon Senior Convertible Notes outstanding as of April 3, 2010 was $0.2 million. The repurchase effectively reduced the number of conversion shares potentially issuable in relation to the Zero Coupon Notes by approximately 12.0 million from 12.0 million to 4,656.

The $12.7 million of costs incurred in connection with issuance of the Notes were capitalized and amortized to interest expense on a straight-line basis over a five year period ended December 27, 2008.

Outstanding Letters of Credit

As of April 3, 2010, the Company had 14 standby letters of credit totaling $40.0 million.

Note 12. Restructuring

The Company continues to take advantage of opportunities to further reduce costs through targeted restructuring events intended to consolidate the Company and rationalize the manufacture of its products based on core competencies and cost efficiencies, together with the need to align the business in response to the current market conditions. As of April 3, 2010, the Company’s total restructuring accrual was $15.2 million. During the three and nine months ended April 3, 2010, the Company incurred restructuring expenses of $1.2 million and $14.3 million, respectively. During the three and nine months ended March 28, 2009, the Company incurred restructuring expenses of $11.0 million and $20.2 million, respectively.

During the third quarter of fiscal 2010, the Company recorded $1.2 million in restructuring and related charges. The charges are a continuation of the previously announced restructuring plans and are primarily of the following: (i) $0.1 million for severance and benefits; (ii) $0.5 million for manufacturing transfer costs primarily in the Communications Test and Measurement segment; and (iii) $0.6 million to adjust the accrual for previously restructured leases, primarily in the Communications and Commercial Optical Products segment. Nineteen employees were notified for termination, seven in manufacturing, five in research and development and seven in sales, general and administrative functions. Of these notified employees, 16 were located in North America, two were located in Latin America and one was located in Asia. As of April 3, 2010, nine of these employees have been terminated. Payments related to severance and benefits are expected to be paid off by the first quarter of 2011. Payments related to lease costs are expected to be paid through fiscal 2018.

During the second quarter of fiscal 2010, the Company recorded $8.0 million in restructuring and related charges. The charges are primarily of the following: (i) $2.0 million for severance and benefits primarily in Corporate that were the result of the first of several phases of organizational restructure and realignment targeted at bringing the Company’s selling, general and administrative expenses more in line with its targeted future financial models, and impacted selling, finance, legal, information technology and business development functions. The majority of the costs associated with these activities is expected to be personnel and facility related as the Company consolidates responsibilities and locations, as well as outsources selected functions. The Company expects these activities to be completed at or near the end of the second quarter of fiscal 2011; (ii) $1.5 million for manufacturing transfer costs primarily in the Communications and Commercial Optical Products segment, which were the result of simplifying the Company’s operating model by reducing its manufacturing costs. A majority of these charges were due to the consolidation of the Lasers manufacturing operations to a large contract manufacturer in Asia, the closure of sites in Louisville, Colorado and Milpitas, California and the related transfer of certain production processes into existing sites in California. The Company expects these activities to be completed at or near the end of the fourth quarter of fiscal 2010; and (iii) $4.5 million of charges for restructured leases primarily in the Communications Test and Measurement segment, which were the result of Company’s continued efforts to reduce and consolidate manufacturing locations. Nineteen employees were notified for termination, 10 in manufacturing and nine in selling, general and administrative functions. Of these notified employees, 13 were located in North America, five were located in Europe and one was located in Asia. As of April 3, 2010, 15 of these employees have been terminated. Payments related to severance and benefits are expected to be paid off by the fourth quarter of fiscal 2010.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

During the first quarter of fiscal 2010, the Company recorded $5.1 million in restructuring and related charges. The charges are primarily of the following: (i) $3.0 million for severance and benefits primarily in the Communications Test and Measurement segment which relates to the sale of certain non-core assets, the transformation of the Europe, Middle East, and Africa (“EMEA”) sales force from a direct customer-oriented team to a channel partners-oriented sales force, and the completion of the EMEA early retirement program. The Company expects these activities to be completed at or near the end of the second quarter of fiscal 2011; (ii) $6.0 million for manufacturing transfer cost primarily in the Communications and Commercial Optical Products segment, which were the result of a production site closure in Milpitas, California, the consolidation of Lasers manufacturing operations at a contract manufacturer in Asia, the transfer of certain production processes into existing sites in California, and the reduction in force of the Company’s manufacturing support organization across all sites. The Company completed these activities at the end of the third quarter of fiscal 2010; and (iii) $3.9 million reduction to adjust asset retirement obligations for a restructured lease primarily in the Communications and Commercial Optical Products segment. Forty-nine employees were notified for termination, 16 in manufacturing, 11 in research and development and 22 in selling, general and administrative functions. Of these notified employees, 43 were located in North America, one was located in Asia, and five were located in Europe. As of April 3, 2010, all of these employees have been terminated.

During the third quarter of fiscal 2009, the Company recorded $11.0 million in restructuring charges. The charges are primarily of the following: (i) $9.1 million for severance and benefits primarily in the Communications and Commercial Optical Projects segment, which were related to the initial phase of organizational restructure and realignment targeted at bringing the Company’s manufacturing, research and development, and sales and marketing organizations in line with targeted financial models. This resulted in reduction in force related to the sale of the manufacturing operations in Shenzhen, China, and the shut down of the research and development operation in Santa Barbara, California; (ii) $2.0 million for manufacturing transfer cost primarily in the Communications and Commercial Optical Products segment, which were related to the transfer of a manufacturing line from San Jose, California, to a large contract manufacturer in Asia, as well as costs related to the sale of the Shenzhen manufacturing operations; and (iii) $0.1 million reduction to adjust accruals on previously restructured leases. The Company completed these activities at the end of the third quarter of fiscal 2010. Two thousand two hundred and forty nine employees were notified for termination, 2,095 in manufacturing, 25 in research and development and 129 in selling, general and administrative functions. Of these notified employees, 2,071 were located in Asia, 173 were located in North America and five were located in Europe. As of April 3, 2010, 2,248 of these employees have been terminated. Payments related to severance and benefits are expected to be paid off by the first quarter of fiscal 2010.

During the second quarter of fiscal 2009, the Company recorded $6.6 million in restructuring and related charges. The charges are primarily of the following: (i) $4.6 million for severance and benefits primarily in the Communications Test and Measurement segment, which were the result of the consolidation of the EMEA research and development organization. The Company expects these activities to be completed at or near the end of the second quarter of fiscal 2013; (ii) $1.0 million for manufacturing transfer cost primarily in the Communications Test and Measurement segment, which were the result of outsourcing manufacturing activities to low-cost region. The Company expects these activities to be completed at or near the end of the second quarter of fiscal 2011; and (iii) $1.0 million to adjust primarily Corporate accruals on previously restructured leases. One hundred and five employees were notified for termination, 73 in manufacturing, 28 in research and development and four in selling, general and administrative functions. Of these notified employees, 90 were located in North America and 15 were located in Europe. As of April 3, 2010, 103 of these employees have been terminated. Payments related to severance and benefits are expected to be paid off by the fourth quarter of fiscal 2010.

During the first quarter of fiscal 2009, the Company recorded $2.6 million in restructuring and related charges. The charges are primarily of the following: (i) $2.0 million for severance and benefits primarily in the Communications and Commercial Optical Products segment, which were the result of the closure of Lasers manufacturing in San Jose, California related to transfer and consolidation into a contract manufacturer in Asia, and the closure of a site in Louisville, Colorado for further consolidation; (ii) $0.2 million for manufacturing transfer cost primarily in the Communications and Commercial Optical Products segment; and (iii) $0.4 million to adjust accruals on previously restructured leases primarily for the Communications and Commercial Optical Products segment. Two hundred and three employees were notified for termination, 181 in manufacturing, 19 in research and development and three in selling, general and administrative functions. Of these notified employees, 200 were located in North America, two were located in Asia, and one was located in Europe. As of April 3, 2010, 180 of these employees have been terminated. Payments related to severance and benefits are expected to be paid by the third quarter of fiscal 2011.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the Company’s restructuring activities (in millions):

	Workforce Reduction	Facilities and Equipment	Lease Costs	Total	Other Lease Exit Costs
Accrual balance as of June 27, 2009	$12.9	$—	$9.1	$22.0	$5.1
Restructuring and related charges	3.0	6.0	(3.9)	5.1	0.5
Adjustment from non-restructuring accounts	0.4	—	6.9	7.3	—
Cash payments	(7.0)	(6.0)	(1.1)	(14.1)	(0.1)

Accrual balance as of October 3, 2009	$9.3	$—	$11.0	$20.3	$5.5

Restructuring and related charges	2.0	1.5	4.5	8.0	0.3
Adjustment from non-restructuring accounts	(0.2)	—	0.1	(0.1)	—
Cash payments	(2.1)	(1.5)	(3.2)	(6.8)	(0.2)

Accrual balance as of January 2, 2010	$9.0	$—	$12.4	$21.4	$5.6

Restructuring and related charges	0.1	0.5	0.6	1.2	0.2
Adjustment from non-restructuring accounts	(0.3)	—	—	(0.3)	—
Cash payments	(3.9)	(0.5)	(2.7)	(7.1)	(0.2)

Accrual balance as of April 3, 2010	$4.9	$—	$10.3	$15.2	$5.6

The current and non-current portions of the total restructuring accrual were as follows (in millions):

	April 3, 2010	June 27, 2009
Current	$8.6	$16.6
Non-current	6.6	5.4

Total	$15.2	$22.0

The non-current portion of the restructuring accrual is included as a component of “Other non-current liabilities” in the Company’s Consolidated Balance Sheet. In addition, restructuring expenses are not allocated at the reporting segments level.

Other lease exit costs relating to the Ottawa facility are included in Other liabilities as follows (in millions):

	April 3, 2010	June 27, 2009
Current	$1.3	$1.0
Non-current	4.3	4.1

Total	$5.6	$5.1

Note 13. Income Tax

The Company recorded an income tax benefit of $1.7 million and an income tax expense of $0.7 million for the three and nine months ended April 3, 2010, respectively. The Company recorded an income tax benefit of $0.6 million and $1.3 million for the three and nine months ended March 28, 2009, respectively.

The income tax benefit and tax expense recorded for the three and nine months ended April 3, 2010, respectively, primarily relates to income tax in certain foreign and state jurisdictions based on the Company’s forecasted pre-tax income for the year in those locations offset by the recognition of $3.9 million of uncertain tax benefits relating to the expiration of the statute of limitations in non-US jurisdictions.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The income tax benefit recorded for the three and nine months ended March 28, 2009, primarily related to income tax expense in certain foreign jurisdictions based on the Company’s forecasted pre-tax income for the year, and included a tax benefit of $0.7 million and $3.3 million for the three and nine months ended March 28, 2009, respectively, as a result of the enactment of the Housing Assistance Tax Act of 2008 and the American Recovery and Reinvestment Act of 2009. The Acts provide that taxpayers may elect to forego bonus depreciation on certain additions of qualified eligible property and, in turn, claim a refundable credit for a portion of their unused AMT and research credits. In addition, the Company recorded a tax benefit of zero and $3.2 million related to the book write off of tax deductible goodwill for the three and nine months ended March 28, 2009, respectively.

The income tax expense recorded differs from the expected tax expense that would be calculated by applying the federal statutory rate to the Company’s loss before income taxes primarily due to the increases in valuation allowance for deferred tax assets attributable to the Company’s domestic and foreign losses from continuing operations.

On July 1, 2007, the Company adopted a new accounting standard governing the accounting for uncertainty in income taxes. As of April 3, 2010 and June 27, 2009, the Company’s unrecognized tax benefits totaled $66.5 million and $69.3 million, respectively, and are included in deferred taxes and other non-current tax liabilities, net. The Company had $27.6 million accrued for the payment of interest and penalties at April 3, 2010.

Note 14. Stockholders’ Equity

Stock Repurchase

During the three and nine months ended April 3, 2010, the Company did not repurchase shares of common stock. During the first quarter of fiscal 2009, the Company repurchased approximately 7.6 million shares of common stock in open market purchases at an average price of $11.40 per share, completing the $200 million share repurchase program authorized by the Company’s Board of Directors on May 15, 2008. The total purchase price of $86.8 million was reflected as a decrease to common stock based on the stated par value per share with the remainder to accumulated deficit.

Note 15. Stock-Based Compensation

Overview

The impact on the Company’s results of operations of recording stock-based compensation by function for the three and nine month period ended April 3, 2010 and March 28, 2009 was as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 3, 2010	March 28, 2009	April 3, 2010	March 28, 2009
Cost of sales	$1.4	$1.8	$4.0	$5.3
Research and development	2.1	2.3	6.7	6.9
Selling, general and administrative	6.5	8.9	22.4	26.4

	$10.0	$13.0	$33.1	$38.6

Approximately $1.1 million of stock-based compensation was capitalized as inventory at April 3, 2010.

The Company primarily issues Full Value Awards under the 2003 Equity Incentive Plan. On November 12, 2008, the Company’s shareholders approved the following amendments to the 2003 Equity Incentive Plan. The first amendment increased the number of shares that may be issued under 2003 Equity Plan by 12,000,000. The second amendment increased the maximum number of shares granted to any employee in any fiscal year to 1,000,000. As of April 3, 2010, common stock available for grant was approximately 9.7 million shares for these awards.

Stock Options

The exercise price for stock options is equal to the fair value of the underlying stock at the date of grant. Options generally become exercisable over a three or four-year period and, if not exercised, expire from five to ten years after the date of grant.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following is a summary of options activities (in millions, except per share amounts):

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price
Balance as of June 27, 2009	16.8	$33.65
Granted	5.0	5.87
Forfeited	(0.4)	8.25
Canceled	(1.0)	40.37

Balance as of October 3, 2009	20.4	27.05
Forfeited	(0.2)	4.87
Canceled	(0.9)	93.96

Balance as of January 2, 2010	19.3	24.28
Granted	0.3	11.07
Forfeited	(0.4)	5.69
Exercised	(0.9)	4.13
Canceled	(0.4)	170.34

Balance as of April 3, 2010	17.9	22.59

As of April 3, 2010, $15.5 million of unrecognized stock-based compensation cost related to stock options remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 2.2 years.

Employee Stock Purchase Plan (“ESPP”)

The JDS Uniphase Corporation 1998 Employee Stock Purchase Plan has 50.0 million shares authorized to be issued, under which 7.8 million shares remained available for issuance as of April 3, 2010.

As of April 3, 2010, $0.4 million of unrecognized stock-based compensation cost related to ESPP remains to be amortized. That cost is expected to be recognized through the first quarter of fiscal 2011.

Full Value Awards

A summary of the status of the Company’s nonvested Full Value Awards as of April 3, 2010 and changes during the same period is presented below (amounts in millions, except per share amounts):

	Full Value Awards
	Performance shares	Non- performance shares	Total number of shares	Weighted- average grant- date fair value
Nonvested at June 27, 2009	0.7	5.7	6.4	$9.38
Awards granted	0.1	1.3	1.4	5.98
Awards vested	(0.3)	(0.2)	(0.5)	10.04
Awards forfeited	(0.1)	(0.3)	(0.4)	11.42

Nonvested at October 3, 2009	0.4	6.5	6.9	8.53
Awards granted	0.1	0.3	0.4	7.61
Awards vested	(0.1)	(0.6)	(0.7)	7.58
Awards forfeited	—	(0.2)	(0.2)	8.19

Nonvested at January 2, 2010	0.4	6.0	6.4	8.61
Awards granted	—	0.2	0.2	9.86
Awards vested	—	(0.3)	(0.3)	7.14
Awards forfeited	(0.1)	(0.3)	(0.4)	8.46

Nonvested at April 3, 2010	0.3	5.6	5.9	8.76

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of April 3, 2010, $29.1 million of unrecognized stock-based compensation cost related to Full Value Awards remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 1.8 years.

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

Valuation Assumptions

The Company estimates the fair value of stock options and ESPP using a Black-Scholes-Merton (BSM) valuation model. The fair value is estimated on the date of grant using the BSM option valuation model with the following weighted-average assumptions:

	Employee Stock Option Plans		Employee Stock Purchase Plans
	Nine Months Ended		Nine Months Ended
	April 3, 2010	March 28, 2009	April 3, 2010	March 28, 20098
Expected term (in years)	4.69	4.68	0.50	0.50
Expected volatility	56%	73%	64%	47%
Risk-free interest rate	2.37%	1.80%	0.34%	1.97%
Dividend yield	0.00%	0.00%	0.00%	0.00%

Note 16. Employee Defined Benefit Plans

The Company sponsors qualified and non-qualified pension plans for certain past and present employees in the UK and Germany. The Company also is responsible for the non-pension postretirement benefit obligation of a previously acquired subsidiary. The plans have been closed to new participants and no additional service costs are being accrued. Benefits are generally based upon years of service and compensation or stated amounts for each year of service. As of April 3, 2010 the UK plan was partially funded while the other plans were unfunded. The Company’s policy for funded plans is to make contributions equal to or greater than the requirements prescribed by law or regulation. The Company anticipates making a contribution of approximately $0.3 million during fiscal 2010. For unfunded plans, the Company pays the postretirement benefits when due. Future estimated benefit payments are summarized below. No other required contributions to defined benefit plans are expected in fiscal 2010. The funded plan assets consist primarily of managed investments.

The following table presents the components of the net periodic cost for the pension plans (in millions):

	Three Months Ended		Nine Months Ended
	April 3, 2010	March 28, 2009	April 3, 2010	March 28, 2009
Interest cost	$1.4	$1.3	$4.5	$4.1
Expected return on plan assets	(0.3)	(0.3)	(0.9)	(0.9)
Recognized net actuarial (gains)/losses	(0.2)	(0.1)	(0.6)	(0.3)

Net periodic benefit cost	$0.9	$0.9	$3.0	$2.9

Underlying both the calculation of the projected benefit obligation and net periodic cost are actuarial valuations. These valuations use participant-specific information such as salary, age, years of service, and assumptions about interest rates, compensation increases and other factors. At a minimum, the Company evaluates these assumptions annually and makes changes as necessary.

The Company expects to incur cash outlays of approximately $4.6 million related to its defined benefit pension plans during fiscal 2010 to make current benefit payments and fund future obligations. As of April 3, 2010, approximately $3.1 million had been incurred. These payments have been estimated based on the same assumptions used to measure the Company’s pension benefit obligation (“PBO”) at June 27, 2009.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 17. Related Party Transactions

Fabrinet Co. (“Fabrinet”)

As of April 3, 2010, a privately held contract manufacturing company in which the Company has a long-term investment, was both a customer and supplier. The purchases and sales of items between the Company and Fabrinet have been evaluated for accounting under the authoritative guidance on consideration given by a vendor to a customer or a reseller of the vendor’s products. Based on this evaluation, the Company determined that there is an identifiable benefit that was sufficiently separable from the customer’s purchase of the Company’s products and the fair value of that benefit was reasonably estimable in relation to sales to other third parties. As of April 3, 2010 and June 27, 2009, the carrying value of the Company’s investment in Fabrinet was $2.0 million. As of April 3, 2010, Fabrinet also owed the Company approximately $2.9 million.

Harmonic Inc. (“Harmonic”)

As of April 3, 2010, the Chairman of JDSU’s Audit Committee was also a member of the Board of Directors of Harmonic, a publicly held company which designs, manufactures and sells systems and software that enable network operators to provide a range of interactive and advanced digital services. Harmonic is a customer of the Company.

KLA-Tencor Corporation (“KLA-Tencor”)

As of April 3, 2010, one member of the Board of Directors of JDSU was also a member of the Board of Directors of KLA-Tencor, a publicly held company which provides process control and yield management solutions for semiconductor manufacturing. KLA-Tencor is a customer of the Company.

Micralyne, Inc. (“Micralyne”)

Micralyne, a privately held manufacturer of microfabricated and MEMS (Micro-Electro-Mechanical-Systems) based products in which the Company has a long-term investment, is a supplier of the Company. As of June 27, 2009, the carrying value of the Company’s investment in Micralyne was $0.5 million. During the three months ended April 3, 2010, the company recorded an other-than-temporary impairment of $0.5 million due to concern about Micralyne’s ability to continue as a going concern. As of April 3, 2010, the carrying value of the investment was zero.

Transactions and balances with the Company’s related parties were as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 3, 2010	March 28, 2009	April 3, 2010	March 28, 2009		April 3, 2010	June 27, 2009
Sales:					Receivables:
Fabrinet *	$3.0	$1.8	$7.3	$10.1	Fabrinet *	$2.9	$3.3
Harmonic	0.3	0.1	0.7	0.6	Harmonic	0.1	—
KLA-Tencor	—	0.7	2.2	4.3	KLA-Tencor	—	0.7
Micralyne	—	—	—	—	Micralyne	—	—

	$3.3	$2.6	$10.2	$15.0		$3.0	$4.0

Purchases:					Payables:
Fabrinet	$21.9	$18.4	$52.9	$64.6	Fabrinet	$16.5	$10.2
Harmonic	—	—	—	—	Harmonic	—	—
KLA-Tencor	—	—	—	—	KLA-Tencor	—	—
Micralyne	—	1.8	—	2.7	Micralyne	—	—

	$21.9	$20.2	$52.9	$67.3		$16.5	$10.2

*	Sales are related to sale of inventory

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 18. Commitments and Contingencies

Tax Matters

The Company has been subject to a Texas franchise tax audit related to allocated taxable surplus capital for Texas report years 2001, 2002, and 2003. While the Company believes that it is reasonably possible this audit may result in additional tax liabilities, based on currently available information, the Company believes the ultimate outcome of this audit will not have a material adverse effect on the Company’s financial position, cash flows or overall trends in results of operations. There is the possibility of a material adverse effect on the Company’s financial position, cash flows or overall trends in results of operations for the period in which this matter is ultimately resolved, if it is resolved unfavorably, or in the period in which an unfavorable outcome becomes probable. The range of the potential total tax liability related to these matters is estimated to be from $0 million to $31.2 million, plus interest and penalties.

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

The Communications Test and Measurement segment supplies instruments, service-assurance systems, and services to enable the design, deployment, and maintenance of communication equipment and networks as well as to ensure the quality of services delivered to the end customer. These solutions accelerate the deployment of new products and services that lower operating expenses while improving performance and reliability. Included in the product portfolio are test tools and platforms for optical transport networks, xDSL services, data networks, cable networks, digital video broadcast, fiber characterization services, and storage networks.

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The accounting policies of the reportable segments are the same as those described in the Company’s Annual Report on Form 10-K for the year ended June 27, 2009. The Company evaluates segment performance based on operating income (loss) excluding unallocated amounts including infrequent or unusual items.

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

Information on reportable segments is as follows (in millions):

JDS UNIPHASE CORPORATION

REPORTABLE SEGMENT INFORMATION

(in millions)

(unaudited)

	Three Months Ended		Nine Months Ended
	April 3, 2010	March 28, 2009 As Adjusted (Note 22)	April 3, 2010	March 28, 2009 As Adjusted (Note 22)
Net revenue:
Communications Test and Measurement	$145.7	$127.7	$466.0	$462.5
Communications and Commercial Optical Products	128.6	100.5	342.0	390.4
Advanced Optical Technologies	58.6	51.0	167.3	157.6
Deferred revenue related to purchase accounting adjustment	(0.6)	(0.1)	(2.3)	(0.4)

Net revenue	$332.3	$279.1	$973.0	$1,010.1

Operating income (loss):
Communications Test and Measurement	$11.5	$10.7	$61.0	$74.5
Communications and Commerial Optical Products	12.6	(6.4)	14.3	(0.8)
Advanced Optical Technologies	22.5	19.3	62.7	60.5
Corporate	(24.5)	(30.0)	(77.6)	(100.7)

Total segment operating income (loss)	22.1	(6.4)	60.4	33.5

Unallocated amounts:
Stock based compensation	(10.0)	(13.0)	(33.1)	(38.6)
Impairment of goodwill	—	(45.0)	—	(736.9)
Acquisition-related charges and amortization of intangibles	(19.2)	(19.8)	(59.2)	(58.5)
Loss and impairment of long-lived assets	(0.5)	(7.0)	(1.5)	(17.0)
Restructuring and related charges	(1.2)	(11.0)	(14.3)	(20.2)
Realignment and other charges	(1.8)	(0.6)	(3.4)	(2.1)
Interest and other income	4.3	9.7	9.8	31.3
Interest expense	(5.9)	(5.9)	(18.1)	(19.8)
Gain on sale of investments	(0.2)	0.3	(0.1)	1.9
Impairment of investments	(0.6)	(2.2)	(1.2)	(18.4)

Loss from continuing operations before income taxes	$(13.0)	$(100.9)	$(60.7)	$(844.8)

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 20. Guarantees

Product Warranties

The following table presents the changes in the Company’s warranty reserve (in millions):

	Three Months Ended		Nine Months Ended
	April 3, 2010	March 28, 2009	April 3, 2010	March 28, 2009
Balance as of beginning of period	$6.3	$9.0	$7.3	$10.1
Provision for warranty	1.8	1.1	5.0	4.6
Utilization of reserve	(1.6)	(0.3)	(1.6)	(1.1)
Adjustments related to pre-existing warranties (including changes in estimates)	(0.2)	(1.1)	(4.4)	(4.9)

Balance as of end of period	$6.3	$8.7	$6.3	$8.7

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

Plaintiffs filed a second amended complaint on June 30, 2006. Defendants answered the complaint on July 6, 2006, and JDSU asserted counterclaims for breach of contract. The Court dismissed those counterclaims on September 11, 2006. On December 15, 2006, defendants moved for summary judgment on the ground that the named plaintiffs lacked standing. On the same day, plaintiffs moved for class certification. On April 24, 2007, the Court denied defendants’ motion for summary judgment as to plaintiff Douglas Pettit, deferred ruling on the motion for summary judgment as to plaintiff Eric Carey, and deferred ruling on plaintiffs’ motion for class certification. Both sides have taken discovery. Following the verdict for defendants in In re JDS Uniphase Corporation Securities Litigation, a securities class action based on allegations similar to those in the ERISA action, the court in the ERISA action vacated all existing deadlines, set a schedule for briefing a summary judgment motion based on collateral estoppel issues, and stayed discovery pending resolution of that motion. By Order dated April 17, 2008, the Court modified the briefing schedule for JDSU’s summary judgment motion and ordered the parties to engage in mediation. Defendants moved for summary judgment on collateral estoppel issues on May 2, 2008. The parties participated in mediation on October 10, 2008, and reached an agreement in principle to resolve all claims. On March 3, 2009, the parties signed a Memorandum of Understanding reflecting the terms of their agreement. On September 15, 2009, the parties executed a settlement agreement resolving all claims, subject to the Court’s approval. In light of the settlement agreement, the Court denied JDSU’s summary judgment motion without prejudice. On October 15, 2009, plaintiffs moved for preliminary approval of the proposed settlement. On November 17, 2009, the Court granted that motion, preliminarily certified a settlement class, ordered plaintiffs to publish and mail notice of the proposed settlement to class members by February 21, 2010, ordered plaintiffs to move for final approval of the proposed settlement by April 15, 2010, and scheduled a fairness hearing on the proposed settlement for April 22, 2010. At the April 22, 2010 hearing, the Court approved the proposed settlement

The Company is also subject to a variety of other claims and suits that arise from time to time in the ordinary course of our business. While management currently believes that resolving claims against the Company, individually or in aggregate, will not have a material adverse impact on its financial position, results of operations or statement of cash flows, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. Were an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on the Company’s financial position, results of operations or cash flows for the period in which the effect becomes reasonably estimable.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 22. Discontinued Operations

On September 4, 2009, the Company sold certain non-core assets related to its wholly owned subsidiary da Vinci Systems LLC (“da Vinci”). Da Vinci represented a separate component of the Communications Test and Measurement segment and is considered as discontinued operations for financial reporting purposes. The sale generated total gross proceeds of $2.5 million and a gain of $0.2 million, which was recognized in the first fiscal quarter of 2010. The Company transferred net liabilities of $0.1 million, which comprised of $1.0 million in net property plant and equipment, $1.0 million in deferred revenue, and $0.1 million in warranty reserve. Net revenue for the three and nine months ended April 3, 2010 were zero and $0.8 million, respectively. Net revenue for the three and nine months ended March 28, 2009 were $1.5 million and $8.2 million, respectively. Net loss for the three and nine months ended April 3, 2010 were $(0.6) million and $(2.1) million, primarily due to inventory write-downs, respectively. Net loss for the three and nine months ended March 28, 2009 were $(1.4) million and $(2.4) million, respectively. Total loss from discontinued operations for the three and nine months ended April 3, 2010 were $(0.6) million and $(1.9) million, respectively. Total loss from discontinued operations for the three and nine months ended March 28, 2009 were $(1.4) million and $(2.4) million, respectively. There is no tax effect associated with this transaction.

Note 23. Subsequent Events

On May 1, 2010, the Company consummated the acquisition of Network Monitoring & Test Solutions Division (“NSD”) of Agilent Technologies, Inc. (“Agilent”), where the Company acquired certain assets and assumed certain liabilities of NSD, for a cash purchase price of approximately $165.0 million, subject to a post-closing working capital adjustment.

On May 2, 2010, the Company’s Board of Directors approved to increase the 2005 Acquisition Equity Incentive Plan by 800,000 shares. Pursuant to the increase, the Company’s Compensation Committee approved the granting of 743,483 shares of compensatory restricted stock unit awards to employees hired by the Company in connection with the acquisition. Awards will be granted on May 15, 2010.

NSD Acquisition Related Commitments

As result of the NSD acquisition, the Company entered into a Transition Services Agreement, pursuant to which Agilent will provide to the Company, for a limited period of time, specified transition services and support. Depending on the service provided, the term for the majority of services range from two to four months. Also as a result of the NSD acquisition, the Company entered into a Distribution Agreement pursuant to which Agilent will provide sales activities to the Company for a limited period of time. Additionally, the Company also entered into a Manufacturing Agreement pursuant to which Agilent will provide manufacturing services to the Company for a limited period of time. The terms of both agreements end on the earlier of (i) June 30, 2010 or (ii) July 31, 2010.

Selected Unaudited Pro Forma Combined Financial Data and Preliminary Purchase Price Allocation

It is impracticable for the Company to disclose selected unaudited pro forma combined financial data and preliminary purchase price allocation because the financial information necessary to complete these disclosures has not been provided to the Company given the short period of time between the acquisition date and the filing date of this report.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q which are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. A forward-looking statement may contain words such as “anticipates that,” “believes,” “can impact,” “continue to,” “estimates,” “expects to,” “intends,” “may,” “plans,” “potential,” “projects,” “to be,” “will be,” “will continue to be,” “continuing,” “ongoing,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements regarding: our expectations related to the impact of recent accounting pronouncements on our consolidated financial statements; our expectation related to lease expenses through fiscal 2018; our belief that the Company’s current process for writing down inventory appropriately balances the risk in the marketplace with a fair representation of the realizable value of the Company’s inventory; our expectation that the zero coupon convertible notes will be retired within one year; our plan to continue to take advantage of opportunities to further reduce costs through targeted, customer-driven restructuring events; our expectation that payments related to severance and benefits will be paid through fiscal 2011; our expectation to recognize $15.5 million of unrecognized stock-based compensation cost related to stock options over an estimated amortization period of 2.2 years; our expectation to amortize $0.4 million of unrecognized stock-based compensation cost related to our ESPP in the first quarter of fiscal 2011; our expectation to amortize $29.1 million of unrecognized stock-based compensation cost related to Full Value Awards over an estimated amortization period of 1.8 years; our expectation that the Company will have to contribute approximately $0.3 million to defined benefit plans in fiscal 2010; our expectation to incur cash outlays of approximately $4.6 million related to our defined benefit pension plan in fiscal 2010; our belief that the ultimate outcome of the Texas tax audit will not have a material adverse effect on our financial position, cash flows or overall trends in results in operations; our expectation that the Company’s potential tax liability related to a Texas franchise tax audit will be from zero to $31.2 million, plus interest and penalties; management’s belief that the factual allegations and circumstances underlying the securities actions, derivative actions, and the ERISA class action are without merit; our expectation that we will continue to encounter a number of industry and market structural risks and uncertainties that will limit our business climate and market visibility; our expectation that the current trend of consolidation in the communications industry will continue; our expectation that risks related to manufacturing transitions of our North American assembly manufacturing program will continue and are expected to diminish over the next several quarters; our expectation that the introduction of new product programs and introductions will continue to incur higher start-up costs and increased yield and product quality risk among other issues; our belief that investment in research and development (“R&D”) is critical to attaining our strategic objectives; our continued efforts to reduce total operating spending; our intention to continue to address our selling, general and administrative (“SG&A”) expenses and reduce these expenses as and when opportunities arise; our expectations regarding future SG&A expenses; our expectation that none of the non-core SG&A expenses will have a material adverse impact on our financial condition; restructuring estimates related to sublease income or lease settlements; our assumptions related to pension and postretirement benefits; our belief that our assumptions related to discount rate movements in connection with calculating benefit costs is conservative; our estimates related to post-acquisition investment in research and development and the projected completion date of post-acquisition research and development; our belief that our existing cash balances and investments will be sufficient to meet our liquidity and capital spending requirements at least through the next 12 months; and our expectation that gains and losses on derivatives will be offset by re-measurement gains and losses on the foreign currency dominated assets and liabilities.

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

OUR INDUSTRIES AND QUARTERLY DEVELOPMENTS

JDS Uniphase Corporation (JDSU) is a leading provider of communications test and measurement solutions and optical products for telecommunications service providers, cable operators, and network equipment manufacturers. JDSU also provides laser components and subsystems for a broad range of applications, including solid-state, direct diode, fiber and gas lasers. JDSU is also a leading provider of optical solutions for biomedical and environmental instrumentation, semiconductor processing, aerospace and defense, brand authentication, visual display, and custom color product differentiation applications.

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

JDSU test and measurement customers include the world’s largest communications service providers, communications equipment manufacturers, and government organizations. These include major telecom and cable operators such as AT&T, Bell Canada, British Telecom, China Telecom, Comcast, Deutsche Telecom, France Telecom, TalkTalk, Telefonica, Telmex, TimeWarner, and Verizon. Network equipment manufacturing customers include Alcatel-Lucent, Ciena, Cisco Systems, Fujitsu, Huawei, and Motorola. Customers in the storage segment are chip and infrastructure vendors, storage device manufacturers, storage network and switch vendors, and deployed private enterprise customers. Storage-segment customers include Brocade, Cisco Systems, EMC, Hewlett-Packard, and IBM.

Communications and Commercial Optical Products

The Communications and Commercial Optical Products (CCOP) business segment is a leading provider of products and technologies used in the optical communications and commercial laser markets.

CCOP optical communications products include a wide range of components, modules, subsystems, and solutions for two market segments: telecommunications, including access (local), metro (intracity), long-haul (city-to-city and worldwide), and submarine (undersea) networks; and, enterprise data communications including storage access networks (SANs), local area networks (LANs), and Ethernet wide-area networks (WANs). The products enable the transmission and transport of video, audio, and text data over high-capacity, fiber-optic cables. Transmission products primarily consist of optical transceivers, optical transponders, and their supporting components such as modulators and source lasers including vertical-cavity surface-emitting lasers (VCSELs). Transport products primarily consist of amplifiers, ROADMs, and Supertransport Blades, and their supporting components such as 980 nanometer (nm) pumps, passive devices, and array waveguides (AWGs).

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

CCOP provides two lines of photovoltaic products. Concentrated photovoltaic (CPV) cell products convert light into electrical energy, enabling high-efficiency multijunction solar cells and receiver assemblies. Photonic Power (PP) products transport energy over optical fiber, enabling electromagnetic- and radio-interference-free power and data transmission for remote sensors such as high-voltage line current monitors.

Today’s most advanced optical networks are built with JDSU transport and transmission components, modules, and subsystems. Customers for Optical Communications products include network equipment manufacturers such as Alcatel-Lucent, Ciena, Cisco Systems, Ericsson, Fujitsu, Hewlett-Packard, Huawei, IBM, Nokia Siemens Networks, and Tellabs. Customers for JDSU Commercial Lasers include ASML, Beckman Coulter, Becton Dickinson, Disco, Electro Scientific Industries, and Han’s Laser. Customers for Photovoltaic Products include Amplifier Research, Areva, CEPRI, ETS-Lindgren, and Siemens.

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

The AOT business segment serves customers such as BAE Systems, BASF, Dolby, DuPont, Eastman Kodak, ITT, Kingston, Lockheed Martin, Mitsubishi, Northrup Grumman, Pan Pacific, PPG, Seiko Epson, and SICPA. Also, leading issuers of transaction cards and pharmaceutical companies worldwide use AOT business segment solutions to protect their brands.

Overview

•

Net revenue in the three months ended April 3, 2010 increased 19%, or $53.2 million, to $332.3 million from $279.1 million in the same quarter a year ago. Net revenue in the third quarter of fiscal 2010 consisted of $145.7 million, or approximately 44% of net revenue, from Communications Test and Measurement, $128.6 million, or approximately 39% of net revenue, from Communications and Commercial Optical Products, and $58.6 million, or approximately 17% of net revenue, from Advanced Optical Technologies. Communications Test and Measurement net revenue includes $(0.6) million of deferred revenue that is eliminated from consolidated revenue as a result of purchase accounting adjustments.

•

Net revenue in the nine months ended April 3, 2010 decreased 4%, or $37.1 million, to $973.0 million from $1,010.1 million in the comparable period in the prior year. Net revenue in the nine months ended April 3, 2010 consisted of $466.0 million, or approximately 48% of net revenue, from Communications Test and Measurement, $342.0 million, or approximately 35% of net revenue, from Communications and Commercial Optical Products, and $167.3 million, or approximately 17% of net revenue, from Advanced Optical Technologies. Communications Test and Measurement net revenue includes $(2.3) million of deferred revenue that is eliminated from consolidated revenue as a result of purchase accounting adjustments.

•

Gross profit in the three months ended April 3, 2010 increased to 40% from 36% in the same quarter a year ago. Gross profit in the nine months ended April 3, 2010 increased to 40% compared with 38% in the comparable period in the prior year.

•

Combined research and development (“R&D”) and selling, general and administrative (“SG&A”) expenses, as a percent of net revenue, decreased to 40% from 48% in the same quarter a year ago. Combined R&D and SG&A expenses in the nine months ended April 3, 2010, as a percent of net revenue, decreased to 41% compared with 43% in the comparable period in the prior year.

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

RESULTS OF OPERATIONS

The results of operations for the current period are not necessarily indicative of results to be expected for future years. The following table summarizes selected Consolidated Statement of Operations items (in millions, except for percentages):

	Three Months Ended				Nine Months Ended
	April 3, 2010	March 28, 2009	Change	Percentage Change	April 3, 2010	March 28, 2009	Change	Percentage Change
Net revenue	$332.3	$279.1	$53.2	19%	$973.0	$1,010.1	$(37.1)	-4%
Gross profit	131.9	101.4	30.5	30%	387.2	385.3	1.9	0%
Percentage of net revenue	40%	36%			40%	38%
Research and development	42.2	41.9	0.3	1%	123.5	128.3	(4.8)	-4%
Percentage of net revenue	13%	15%			13%	13%
Selling, general and administrative	92.3	92.6	(0.3)	0%	279.2	306.9	(27.7)	-9%
Percentage of net revenue	28%	33%			29%	30%
Amortization of other intangibles	18.6	19.7	(1.1)	-6%	56.9	58.1	(1.2)	-2%
Percentage of net revenue	6%	7%			6%	6%
Impairment of goodwill	—	45.0	(45.0)	-100%	—	736.9	(736.9)	-100%
Percentage of net revenue	0%	16%			0%	73%
Loss and impairment of long-lived assets	0.5	7.0	(6.5)	-93%	1.5	12.1	(10.6)	-88%
Percentage of net revenue	0%	3%			0%	1%
Restructuring and related charges	1.2	11.0	(9.8)	-89%	14.3	20.2	(5.9)	-29%
Percentage of net revenue	0%	4%			1%	2%
Loss from discontinued opreations, net of tax	0.6	1.4	(0.8)	-57%	1.9	2.4	(0.5)	-21%
Percentage of net revenue	0%	1%			0%	0%

Net Revenue

Net revenue in the third quarter of fiscal 2010 increased 19%, or $53.2 million, to $332.3 million from $279.1 million in the same quarter a year ago. We experienced increases in revenue in all segments due to improvements to the wider economy. The increase in our Communications Test and Measurement segment came primarily from the Storage Network Tools business acquired during the first quarter of fiscal 2010. The increase in our CCOP segment was mainly driven by demand for our Pluggables, Commercial Lasers, and Modules products. The increase in our AOT segment was mainly driven by demand for our 3D and Currency products, partially offset by a reduction in transaction card volume.

Net revenue in the nine months ended April 3, 2010 decreased 4%, or $37.1 million, to $973.0 million from $1,010.1 million in the comparable period in the prior year. The decrease is primarily due to a decrease in revenue for our CCOP segment as a result of deferral of our customers’ communication product deployment. The decrease in our CCOP segment was mainly driven by the decline in demand for our Modules and Submarine products. Module revenues declined due to a reduction in sales to six of our largest customers as a result of the global economic slowdown. The Submarine product line has historical cyclical demand swings due to the nature of the deployments. This is partially offset by demand increases in our Communications Test and Measurement segment, primarily due to the acquisition of the Storage Network Tools business in the first quarter of fiscal 2010. Our AOT business experienced demand increases in 3D, Aerospace, Defense, and Currency products, partially offset by a reduction in transaction card volume.

Going forward, we expect to continue to encounter a number of industry and market structural risks and uncertainties that will affect our business climate and market visibility, and consequently, our ability to predict future revenue, profitability and general financial performance, and that could create quarter over quarter variability in one or more of our financial measures. These structural risks and uncertainties include: (a) continuing general limited visibility across many of our product lines exacerbated by the current credit and financial market uncertainty, as well as the migration to vendor managed inventory programs; (b) quarter-over-quarter product mix fluctuations, which can materially impact profitability measures due to the broad gross margin range across our portfolio; (c) consolidation of our customer base, which, in the shorter term limits demand visibility, and, in the longer term, could reduce our business potential; (d) average selling prices continue to decline across our businesses; (e) our Communications Test and Measurement business is notable for seasonality and a significant level of in-quarter book-and-ship business, further limiting our forecasting abilities; (f) we are currently engaged in various product and manufacturing transfers, site consolidations and product discontinuances, which has caused and may cause short term disruptions; and (g) the ability of our suppliers and contract manufacturers to meet additional production and delivery requirements to our forecasted demand.

Gross Profit

Gross profit in the third quarter of fiscal 2010 increased 30%, or $30.5 million, to $131.9 million from $101.4 million in the same quarter a year ago. The increase is primarily due to volume improvements and, to a lesser extent, production in our Communications Test and Measurement and CCOP segments. Additionally, gross profit increased in our CCOP segment due to volume led increases and overhead absorption, with savings from the conversion to contract manufacturers. Gross profit in our AOT group increased to record levels as a result of favorable cyclical demand in our currency productions; however, such gross profit was partially offset by softer demand in our Authentication Solutions divisions, leading to lower absorption.

Gross profit in the nine months ended April 3, 2010 remained relatively flat with a slight increase of $1.9 million to $387.2 million from $385.3 million in the comparable period in the prior year. We continue to benefit from lower costs associated with our outsourcing initiatives. Such benefits are partially offset by the transition costs as a result of the outsourcing initiative.

As discussed in more detail under “Net Revenue” above, we sell products in certain markets that are consolidating, undergoing product, architectural and business model transitions, have high customer concentrations, are highly competitive, are price sensitive and are affected by customer seasonal and mix variant buying patterns. These factors along with our continuing ongoing product and manufacturing transitions, certain suppliers’ constraints, and factory utilization and execution issues, and certain geographic risks, could have an impact, resulting in quarterly variability of our gross profit.

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

Research and Development (“R&D”)

R&D expense for the third quarter of fiscal 2010 increased 1%, or $0.3 million, to $42.2 million from $41.9 million compared to the same period a year ago. As a percentage of revenue, R&D expense decreased slightly to 13% from 15% compared to the same period a year ago.

R&D expense for the nine months ended April 3, 2010 decreased 4%, or $4.8 million to $123.5 million, from $128.3 million in the same period a year ago. As a percentage of revenue, R&D expense remained flat at 13%. The decrease for the nine months ended April 3, 2010 is primarily due to headcount reduction and other cost reduction efforts across all segments.

We believe that investments in R&D is critical to attaining our strategic objectives. Historically, we have devoted significant engineering resources to assist with production, quality and delivery challenges which can impact our new product development activities. Despite our continued efforts to reduce total operating expenses, there can be no assurance that our R&D expenses will continue to remain at the current level. In addition, there can be no assurance that such expenditures will be successful or that improved processes or commercial products, at acceptable volumes and pricing, will result from our investment in R&D.

Selling, General and Administrative (“SG&A”)

SG&A expense for the third quarter of fiscal 2010 remained relatively flat at $92.3 million compared to $92.6 million from the same period a year ago. As a percentage of revenue, SG&A expense decreased to 28% from 33% compared to the same period a year ago due to higher revenue in the current period, which also led to an increase in variable compensation expense and was offset by headcount reduction and other cost reduction efforts across all segments.

SG&A expense for the nine months ended April 3, 2010 decreased 9%, or $27.7 million to $279.2 million, from $306.9 million in the same period a year ago. As a percentage of revenue, SG&A expense remained relatively flat at 29% compared to 30% in the same period a year ago. The decrease for the nine months ended April 3, 2010 is primarily due to lower project spending, with fiscal 2009 including expenses related to an Oracle upgrade program, together with headcount reduction and other cost reduction efforts across all segments.

We intend to continue to aggressively address our SG&A expenses and reduce these expenses as and when opportunities are identified. We have, in the recent past, experienced and expect to continue to experience in the future, certain non-core expenses, such as litigation and dispute related settlements and expenses, as well as mergers and acquisitions related expenses, which could increase our SG&A expenses, and impair our profitability, in any particular quarter. We are also increasing SG&A expenses in the near term to complete the integration of recent acquisitions, particularly with respect to business infrastructure and systems matters. None of these non-core expenses, however, is expected to have a material adverse impact on our financial condition. There can be no assurance that our SG&A expense will decline in the future or that, more importantly, we will develop a cost structure (including our SG&A expense), which will result in profitability under current and expected revenue levels.

Amortization of Other Intangibles

Amortization of other intangibles for the three months ended April 3, 2010 decreased 6%, or $1.1 million, to $18.6 million from $19.7 million in the same quarter a year ago. Amortization of other intangibles for the nine months ended April 3, 2010 decreased to $56.9 million from $58.1 million in the same period a year ago.

The other intangibles balance is adjusted quarterly to record the effect of currency translation adjustments.

Impairment of Goodwill

During the three and nine months ended April 3, 2010, there were no goodwill impairment charges recorded. During the three and nine months ended March 28, 2009, we recorded $45.0 million and $736.9 million, respectively, of impairment charges as a result of weakening market conditions on our forecasts and a sustained, significant decline in our market capitalization, affecting all reporting units except for the Flex Product Group.

Loss and Impairment of Long-Lived Assets

During the three and nine months ended April 3, 2010, we recorded $0.5 million and $1.5 million, respectively, of loss on disposal of long-lived assets. During the three and nine months ended March 28, 2009, we recorded $7.0 million and $17.0 million, respectively of loss on disposal of long-lived assets, primarily due to acquired technology and other intangibles impairment charges and estimated loss for the manufacturing operations in Shenzhen, China. Refer to discussion below in, “Asset Held for Sale,” subsection.

Assets Held and Used:

During the three and nine months ended April 3, 2010, there were no long-lived asset impairment charges recorded. During the three and nine months ended March 28, 2009, we recorded zero and $7.7 million, respectively, of impairment charge related to acquired technology and other intangibles. The $7.7 million consists of $4.9 million and $2.8 million recorded in cost of sales and operating expenses, respectively.

Assets Held for Sale:

During the three and nine months ended April 3, 2010, we did not record any assets held for sale or related charges. During the three and nine months ended March 28, 2009, we recorded an estimated loss of $6.6 million as we entered into a definitive agreement to sell certain assets and liabilities related to manufacturing operations in Shenzhen, China (the “Disposal group”) to Sanmina-SCI and one of its subsidiaries (the Buyer). The related sale closed in the fourth quarter of fiscal 2009 on March 29,2009. The Disposal group was historically part of the Communication and Commercial Optical Products Segment. Concurrently, we entered into an agreement where the Buyer would manufacture and supply certain of our products.

Restructuring and Other Related Charges

We continue to take advantage of opportunities to further reduce costs through targeted restructuring events intended to consolidate and rationalize the manufacture of our products based on core competencies and cost efficiencies, together with the need to align the business in response to the current market conditions. We expect to recognize estimated annual cost savings of $24.0 million in fiscal 2010 as a result of the restructuring activities. See “Note 12. Restructuring and Related Charges” for more detail.

As of April 3, 2010, our total restructuring accrual was $15.2 million. During the three and nine months ended April 3, 2010, we incurred restructuring expenses of $1.2 million and $14.3 million, respectively. During the three and nine months ended March 28, 2009, we incurred restructuring expenses of $11.0 million and $20.2 million, respectively.

During the third quarter of fiscal 2010, we recorded $1.2 million in restructuring and related charges. The charges are a continuation of the previously announced restructuring plans and are primarily of the following: (i) $0.1 million for severance and benefits; (ii) $0.5 million for manufacturing transfer costs primarily in the Communications Test and Measurement segment; and (iii) $0.6 million to adjust the accrual for previously restructured leases, primarily in the Communications and Commercial Optical Products segment. Nineteen employees were notified for termination, seven in manufacturing, five in research and development and seven in sales, general and administrative functions. Of these notified employees, 16 were located in North America, two were located in Latin America and one was located in Asia. As of April 3, 2010, nine of these employees have been terminated. Payments related to severance and benefits are expected to be paid off by the first quarter of 2011. Payments related to lease costs are expected to be paid through fiscal 2018.

During the second quarter of fiscal 2010, we recorded $8.0 million in restructuring and related charges. The charges are primarily of the following: (i) $2.0 million for severance and benefits primarily in Corporate that were the result of the first of several phases of organizational restructure and realignment targeted at bringing our selling, general and administrative expenses more in line with its targeted future financial models, and impacted selling, finance, legal, information technology and business development functions. The majority of the costs associated with these activities is expected to be personnel and facility related as we consolidate responsibilities and locations, as well as outsources selected functions. We expect these activities to be completed at or near the end of the second quarter of fiscal 2011; (ii) $1.5 million for manufacturing transfer costs primarily in the Communications and Commercial Optical Products segment, which were the result of simplifying our operating model by reducing its manufacturing costs. A majority of these charges were due to the consolidation of the Lasers manufacturing operations to a large contract manufacturer in Asia, the closure of sites in Louisville, Colorado and Milpitas, California and the related transfer of certain production processes into existing sites in California. We expect these activities to be completed at or near the end of the fourth quarter of fiscal 2010; and (iii) $4.5 million of charges for restructured leases primarily in the Communications Test and Measurement segment, which were the result of our continued efforts to reduce and consolidate manufacturing locations. Nineteen employees were notified for termination, 10 in manufacturing and nine in selling, general and administrative functions. Of these notified employees, 13 were located in North America, five were located in Europe and one was located in Asia. As of April 3, 2010, 15 of these employees have been terminated. Payments related to severance and benefits are expected to be paid off by the fourth quarter of fiscal 2010.

During the first quarter of fiscal 2010, we recorded $5.1 million in restructuring and related charges. The charges are primarily of the following: (i) $3.0 million for severance and benefits primarily in the Communications Test and Measurement segment, which relates to the sale of certain non-core assets, the transformation of the Europe, Middle East, and Africa (“EMEA”) sales force from a direct customer-oriented team to a channel partners-oriented sales force, and the completion of the EMEA early retirement program. We expect these activities to be completed at or near the end of the second quarter of fiscal 2011; (ii) $6.0 million for manufacturing transfer cost primarily in the Communications and Commercial Optical Products segment, which were the result of a production site closure in Milpitas, California, the consolidation of Lasers manufacturing operations at a contract manufacturer in Asia, the transfer of certain production processes into existing sites in California, and the reduction in force of the our manufacturing support organization across all sites. We completed these activities at the end of the third quarter of fiscal 2010; and (iii) $3.9 million reduction to adjust asset retirement obligations for a restructured lease primarily in the Communications and Commercial Optical Products segment. Forty-nine employees were notified for termination, 16 in manufacturing, 11 in research and development and 22 in selling, general and administrative functions. Of these notified employees, 43 were located in North America, one was located in Asia, and five were located in Europe. As of April 3, 2010, all of these employees have been terminated.

During the third quarter of fiscal 2009, we recorded $11.0 million in restructuring charges. The charges are primarily of the following: (i) $9.1 million for severance and benefits primarily in the Communications and Commercial Optical Projects segment, which were related to the initial phase of organizational restructure and realignment targeted at bringing our manufacturing, research and development, and sales and marketing organizations in line with targeted financial models. This resulted in reduction in force related to the sale of our manufacturing operations in Shenzhen, China, and the shut down of the research and development operation in Santa Barbara, California; (ii) $2.0 million for manufacturing transfer cost primarily in the Communications and Commercial Optical Products segment, which were related to the transfer of a manufacturing line from San Jose, California, to a large contract manufacturer in Asia, as well as costs related to the sale of the Shenzhen manufacturing operations; and (iii) $0.1 million reduction to adjust accruals on previously restructured leases. We completed these activities at the end of the third quarter of fiscal 2010. Two thousand two hundred and forty nine employees were notified for termination, 2,095 in manufacturing, 25 in research and development and 129 in selling, general and administrative functions. Of these notified employees, 2,071 were located in Asia, 173 were located in North America and five were located in Europe. As of April 3, 2010, 2,248 of these employees have been terminated. Payments related to severance and benefits are expected to be paid off by the first quarter of fiscal 2010.

During the second quarter of fiscal 2009, we recorded $6.6 million in restructuring and related charges. The charges are primarily of the following: (i) $4.6 million for severance and benefits primarily in the Communications Test and Measurement segment, which were the result of the consolidation of the EMEA research and development organization. We expect these activities to be completed at or near the end of the second quarter of fiscal 2013; (ii) $1.0 million for manufacturing transfer cost primarily in the Communications Test and Measurement segment, which were the result of outsourcing manufacturing activities to low-cost region. We expect these activities to be completed at or near the end of the second quarter of fiscal 2011; and (iii) $1.0 million to adjust primarily Corporate accruals on previously restructured leases. One hundred and five employees were notified for termination, 73 in manufacturing, 28 in research and development and four in selling, general and administrative functions. Of these notified employees, 90 were located in North America and 15 were located in Europe. As of April 3, 2010, 103 of these employees have been terminated. Payments related to severance and benefits are expected to be paid off by the fourth quarter of fiscal 2010.

During the first quarter of fiscal 2009, we recorded $2.6 million in restructuring and related charges. The charges are primarily of the following: (i) $2.0 million for severance and benefits primarily in the Communications and Commercial Optical Products segment, which were the result of the closure of Lasers manufacturing in San Jose, California related to transfer and consolidation into a contract manufacturer in Asia, and the closure of a site in Louisville, Colorado for further consolidation; (ii) $0.2 million for manufacturing transfer cost primarily in the Communications and Commercial Optical Products segment, and (iii) $0.4 million to adjust accruals on previously restructured leases primarily for the Communications and Commercial Optical Products segment. Two hundred and three employees were notified for termination, 181 in manufacturing, 19 in research and development and three in selling, general and administrative functions. Of these notified employees, 200 were located in North America, two were located in Asia, and one was located in Europe. As of April 3, 2010, 180 of these employees have been terminated. Payments related to severance and benefits are expected to be paid by the third quarter of fiscal 2011.

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

Interest and Other Income

During the three months ended April 3, 2010, interest and other income was $4.3 million, a decrease of $5.4 million compared to the same period a year ago. The decrease primarily relates to the gains on repurchase and redemption of Convertible Debt of

$7.5 million recognized in the same period a year ago. Additionally, interest income was $1.3 million, a decrease of $2.3 million from $3.6 million compared to the same period a year ago resulting from lower average cash balances and lower interest rates in the current quarter. The decrease is partially offset by $3.4 million of gains recorded in conjunction with a class action lawsuit with Nortel compared to none in the third quarter of fiscal 2009.

During the nine months ended April 3, 2010, interest and other income was $9.8 million, a decrease of $21.5 million compared to the same period a year ago. The decrease primarily relates to the gain on repurchase and redemption of Convertible Debt of $17.1 million recognized in the same period a year ago. Additionally, interest income was $5.0 million, a decrease of $11.3 million from $16.3 million compared to the same period a year ago resulting from lower average cash balances and lower interest rates in the current period. The decrease is partially offset by $3.4 million of gains recorded in the current period in conjunction with a class action lawsuit with Nortel compared to none during the nine months ended March 28, 2009.

Interest Expense

During the three months ended April 3, 2010, interest expense was $5.9 million, which remained flat compared to the same period a year ago.

During the nine months ended April 3, 2010, interest expense was $18.1 million, a decrease of $1.7 million compared to the same period a year ago, primarily due to decreased amortization of the Zero and 1% coupon convertible notes resulting from previous buybacks.

We retrospectively adopted authoritative guidance with regards to convertible debt securities, please refer to “Note 3. Revision to Prior Period Financial Statements” for further information.

Impairment of Investments

During the three and nine months ended April 3, 2010, the impairment charge related to investments were $0.6 million and $1.2 million, decreases of $1.6 million and $17.2 million, respectively, compared to the same period a year ago. The decrease of $17.2 million is primarily due to the impairment of $13.0 million related to a long-term equity investment during the second quarter of fiscal 2009 due to the significant weakening in market conditions at that time.

Provision for Income Tax

We recorded an income tax benefit of $1.7 million and an income tax expense of $0.7 million for the three and nine months ended April 3, 2010, respectively. We recorded an income tax benefit of $0.6 million and $1.3 million for the three and nine months ended March 28, 2009, respectively.

The income tax benefit and tax expense recorded for the three and nine months ended April 3, 2010, respectively, primarily relates to income tax in certain foreign and state jurisdictions based on our forecasted pre-tax income for the year in those locations offset by the recognition of $3.9 million of uncertain tax benefits relating to the expiration of the statute of limitations in non-US jurisdictions.

The income tax benefit recorded for the three and nine months ended March 28, 2009, primarily related to income tax expense in certain foreign jurisdictions based on our forecasted pre-tax income for the year, and included a tax benefit of $0.7 million and $3.3 million for the three and nine months ended March 28, 2009, respectively, as a result of the enactment of the Housing Assistance Tax Act of 2008 and the American Recovery and Reinvestment Act of 2009. The Acts provide that taxpayers may elect to forego bonus depreciation on certain additions of qualified eligible property and, in turn, claim a refundable credit for a portion of their unused AMT and research credits. In addition, we recorded a tax benefit of zero and $3.2 million related to the book write off of tax deductible goodwill for the three and nine months ended March 28, 2009, respectively.

The income tax expense recorded differs from the expected tax expense that would be calculated by applying the federal statutory rate to our loss before income taxes primarily due to the increases in valuation allowance for deferred tax assets attributable to our domestic and foreign losses from continuing operations.

On July 1, 2007, we adopted new accounting standard governing the accounting for uncertainty in income taxes. As of April 3, 2010 and June 27, 2009 our unrecognized tax benefits totaled $ 66.5 million and $69.3 million, respectively, and are included in deferred taxes and other non-current tax liabilities, net. We had $ 27.6 million accrued for the payment of interest and penalties at April 3, 2010.

Discontinued Operations

On September 4, 2009, we sold certain non-core assets related to our wholly owned subsidiary da Vinci Systems LLC (“da Vinci”). Da Vinci represented a separate component of the Communications Test and Measurement segment and is considered as discontinued operations for financial reporting purposes. The sale generated total gross proceeds of $2.5 million and a gain of $0.2 million, which was recognized in the first fiscal quarter of 2010. We transferred net liabilities of $0.1 million, which comprised of $1.0 million in net property plant and equipment, $1.0 million in deferred revenue, and $0.1 million in warranty reserve. Net revenue for the three and nine months ended April 3, 2010 were zero and $0.8 million, respectively. Net revenue for the three and nine months ended March 28, 2009 were $1.5 million and $8.2 million, respectively. Net loss for the three and nine months ended April 3, 2010 were $(0.6) million and $(2.1) million, primarily due to inventory write-downs, respectively. Net loss for the three and nine months ended March 28, 2009 were $(1.4) million and $(2.4) million, respectively. Total loss from discontinued operations for the three and nine months ended April 3, 2010 were $(0.6) million and $(1.9) million, respectively. Total loss from discontinued operations for the three and nine months ended March 28, 2009 were $(1.4) million and $(2.4) million, respectively. There is no tax effect associated with this transaction.

Operating Segment Information (in millions):

	Three Months Ended				Nine Months Ended
	April 3, 2010	March 28, 2009	Change	Percentage Change	April 3, 2010	March 28, 2009	Change	Percentage Change
Communications Test and Measurement
Net Revenue	$145.7	$127.7	$18.0	14%	$466.0	$462.5	$3.5	1%
Operating income	11.5	10.7	0.8	7%	61.0	74.5	(13.5)	-18%
Communications and Commerical Optical Products
Net Revenue	128.6	100.5	28.1	28%	342.0	390.4	(48.4)	-12%
Operating income	12.6	(6.4)	19.0	—	14.3	(0.8)	15.1	—
Advanced Optical Technologies
Net Revenue	58.6	51.0	7.6	15%	167.3	157.6	9.7	6%
Operating income	22.5	19.3	3.2	17%	62.7	60.5	2.2	4%

The increase in operating income for Communications Test & Measurement during the three month period ended April 3, 2010 over the same period a year ago reflects the improvement to the wider economy, partially offset by increased pricing pressure, transition costs associated with the outsourcing of manufacturing activities, and increased variable costs on higher sales volume. The decrease in operating income for Communications Test & Measurement during the nine month period ended April 3, 2010 over the same period a year ago reflects increased pricing pressures, decreased gross margins associated with an increase in the sale of lower margin third party products, and transition costs associated with the outsourcing of manufacturing activities.

The increase in operating income for Communications and Commercial Optical Products during the three and month periods ended April 3, 2010 over the same periods a year ago is mainly due to the bankruptcy of a major North American customer, reductions in operating expenses driven by ongoing cost reduction initiatives and decreased variable expenses.

The increase in operating income for Advanced Optical Technologies during the three and nine month periods ended April 3, 2010 compared to the same periods a year ago was relatively flat, with strength in the Flex and Custom Optics businesses being partially offset by declines in demand in our Authentication Solutions business driven by softening demand in the credit card market.

Liquidity and Capital Resources

Our investments of surplus cash are made in accordance with an investment policy approved by the Audit Committee of our Board of Directors. In general, our investment policy requires that securities purchased be rated A-1/P-1, A/A2 or better. Securities that are downgraded subsequent to purchase are evaluated and may be sold or held at management’s discretion. No security may have an effective maturity that exceeds 37 months, and the average duration of our holdings may not exceed 18 months. At any time, no more than 5% of the investment portfolio may be concentrated in a single issuer other than the U.S. government or U.S. agencies. Our investments in debt securities and marketable equity securities are primarily classified as available-for-sale investments or trading securities and are recorded at fair value. The cost of securities sold is based on the specific identification method. Unrealized gains and losses on available-for-sale investments are reported as a separate component of stockholders’ equity. We did not hold any investments in auction rate securities, mortgage backed securities, collateralized debt obligations, or variable rate demand notes at April 3, 2010 and virtually all debt securities held were of investment grade (at least BBB-/Baa3). As of April 3, 2010, approximately 84% of our cash, cash equivalents, and short-term investments were held in the U.S.

As of April 3, 2010, the majority of our investments of surplus cash have maturities of 90 days or less and are of high credit quality. Nevertheless, widening of market credit spreads and bid-ask spreads has impacted both pricing and liquidity of certain investment securities that we own. Although we intend to hold these investments to maturity, in the event that we are required to sell any of these securities under adverse market conditions, losses could be recognized on such sales. During the nine months ended April 3, 2010, we have not realized material investment losses but can provide no assurances that the value or the liquidity of our other investments will not be impacted by adverse conditions in the financial markets. In addition, we maintain cash balances in operating accounts that are with third party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail.

As of April 3, 2010, we had a combined balance of cash, cash equivalents, short-term investments and restricted cash of $713.1 million, an increase of $17.6 million from June 27, 2009. Cash and cash equivalents increased by $146.7 million in the nine month period ended April 3, 2010, primarily due to net proceeds from sales and maturities of investments of $159.8 million, cash generated by operating activities of $72.3 million, and cash inflows of $8.4 million from the exercise of stock options and the issuance of stock under employee stock plans, offset by outflows used for acquisitions of $44.0 million and purchases of property, plant and equipment of $26.1 million.

Cash provided by operating activities was $72.3 million during the nine months ended April 3, 2010, resulting from our net loss adjusted for non-cash items such as depreciation, amortization and various gains and losses of $82.8 million, and changes in operating assets and liabilities that used $10.5 million related primarily to an increase in accounts receivable of $50.8 million, a decrease in income taxes payable of $5.5 million and a decrease in other long-term liabilities of $5.4 million offset by a decrease in other current assets of $24.8, a decrease in inventory of $21.6 million, an increase in accounts payable of $4.0 million and an increase in accrued payroll and related of $2.8 million.

Cash provided by operating activities was $89.9 million during the nine months ended March 28, 2009, resulting from our net loss adjusted for non-cash items such as depreciation, amortization, impairment of goodwill and various gains and losses of $72.8 million, and changes in operating assets and liabilities that used $17.1 million related primarily to a decrease in accounts payable of $31.2 million, a decrease in other accrued liability of $25.3 million and a decrease in other long-term liabilities of $20.9 million, offset by a decrease in accounts receivable of $94.6 million.

Cash provided by investing activities was $71.0 million during the nine months ended April 3, 2010, primarily related to net proceeds from sales and maturities of investments of $159.8 million, dividends received of $2.0 million and net proceeds received from the divestiture of business of $2.0 million, offset by the use of $44.0 million for acquisitions, purchases of property, plant and equipment of $26.1 million and an increase in restricted cash of $23.2 million.

Cash provided by investing activities was $125.5 million during the nine months ended March 28, 2009, primarily related to net proceeds from sales and maturities of investments of $187.7 million, offset by purchases of property, plant and equipment of $46.9 million, the use of $12.0 million for acquisitions, net of cash acquired, and purchases of long-term investments of $4.0 million.

Financing activities for the nine months ended April 3, 2010 provided cash of $3.2 million, primarily related to the issuance of common stock under our employee stock option programs and employee stock plans of $8.4 million offset by payments made on financing obligations of $5.2 million.

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

We believe that our existing cash balances and investments will be sufficient to meet our liquidity and capital spending requirements at least through the next 12 months. However, there are a number of factors that could impact our liquidity position, including:

•	global economic conditions which affect demand for our products and services and impact the financial stability of our suppliers and customers;

•	the tendency of customers to delay payments to manage their own liquidity positions;

•	volatility in fixed income, credit, and foreign exchange markets which impact the liquidity and valuation of our investment portfolios;

•	plans to restructure our business and manufacturing operations, including additional outsourcing to contract manufacturers;

•	possible investments or acquisitions of complementary businesses, products or technologies; and

•

the acquisition of Network Monitoring & Test Solutions Division (“NSD”) of Agilent Technologies, Inc. on May 1, 2010, whereby the Company acquired certain assets and assumed certain liabilities of NSD, for a cash purchase price of approximately $165.0 million, subject to a post-closing working capital adjustment.

We have in past periods consumed, and in the future we may consume, portions of our cash and investments to fund our operations. The amounts consumed to date, together with the amounts currently anticipated to be spent, are not expected to materially impair our financial condition. However, we may need to expend additional cash balances to fund unanticipated restructuring activities, acquisitions or other cash requirements.

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

Pension and Other Postretirement Benefits

We sponsor pension plans for certain past and present employees in the UK and Germany. JDSU also is responsible for the nonpension postretirement benefit obligation of a previously acquired subsidiary. These plans have been closed to new participants and no additional service costs are being accrued. The UK plan is partially funded and the German plans, which were initially established as “pay-as-you-go” plans, are unfunded. The authoritative guidance requires the recognition of the funded status of the pension plans and nonpension postretirement benefit plans (retirement-related benefit plans) as an asset or a liability in the Consolidated Statement of Financial Position. The authoritative guidance also requires the recognition of changes in that funded status in the year in which they occur through the Gains and (losses) not affecting retained earnings, net of tax, and the recognition of previously unrecognized gains/(losses), prior service costs/(credits) and transition assets as a component of Accumulated gains and (losses) not affecting retained earnings in the Consolidated Statement of Stockholders’ Equity. The funded status of a retirement plan is the difference between the projected benefit obligation and the fair value of its plan assets. The projected benefit obligation is the actuarial present value of all benefits attributed by the plan’s benefit formula to employee service. At April 3, 2010, our pension plans were under funded by $74.2 million since the projected benefit obligation exceeded the fair value of its plan assets. Similarly, we had accrued $0.8 million related to our non-pension postretirement benefit plan. Pension plan assets are managed professionally and we monitor the performance of our investment managers. As of April 3, 2010, the value of plan assets had increased approximately 14% since June 27, 2009, our most recent fiscal year end.

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

SNT

SNT was acquired in July 2009 and accounted for in accordance with the authoritative guidance on business combinations. At the time of acquisition, SNT was in the process of developing delay emulator and chassis used in next generation of test and measurement platform and has incurred costs of approximately $0.5 million. We have incurred post-acquisition costs of approximately $0.8 million to date and estimate that additional investment of approximately $0.3 million in research and development will be required. The project is expected to be completed in the fourth quarter of fiscal 2010.

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

Forward contracts, most with a term of less than 120 days, were transacted near month end and therefore, the fair value of the contracts is approximately zero. The following table provides information about our foreign currency forward contracts outstanding as of April 3, 2010.

(in millions)	Contract Amount (Local Currency)	Contract Amount (USD)
Canadian Dollar (contracts to buy CAD / sell USD)	CAD 31.6	$31.0
Chinese Renmimbi (contracts to buy CNY / sell USD)	CNY 38.0	5.6
British Pound (contracts to buy GBP / sell USD)	GBP 4.4	6.6
Euro (contracts to buy EUR / sell USD)	EUR 13.9	18.7
Hong Kong Dollar (contracts to sell HKD / buy USD)	HKD 121.4	15.6
Singapore Dollar (contracts to sell SGD / buy USD)	SGD 27.8	19.9
Mexican Peso (contracts to buy MXN / sell USD)	MXN 38.2	3.0
Australian Dollar (contracts to sell AUD / buy USD)	AUD 7.9	7.2
Brazilian Real (contracts to sell BRL / buy USD)	BRL 1.3	0.7
Japanese Yen (contracts to sell JPY / buy USD)	JPY 664.0	7.2

Total USD notional amount of outstanding foreign exchange contracts		$115.5

The counterparties to these hedging transactions are creditworthy multinational financial institutions. We actively manage these counterparty exposures by seeking to diversify our hedge positions across multiple counterparties to avoid concentration of risk and by minimizing exposures to less creditworthy counterparties. Nevertheless, failure of one or more of these financial institutions could result in incurred losses.

Notwithstanding our efforts to mitigate some foreign exchange risks, we do not hedge all of our foreign currency exposures, and there can be no assurances that our mitigating activities related to the exposures that we do hedge will adequately protect us against the risks associated with foreign currency fluctuations.

Investments

We maintain an investment portfolio in a variety of financial instruments, including, but not limited to, U.S. government and agency bonds, corporate obligations, money market funds, asset-backed securities, and other investment-grade securities. The majority of these investments pay a fixed rate of interest. The securities in the investment portfolio are subject to market price risk due to changes in interest rates, perceived issuer creditworthiness, marketability, and other factors. These investments are generally classified as available-for-sale and, consequently, are recorded on our Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of Stockholders’ equity. We did not hold any investments in auction rate securities, mortgage backed securities, collateralized demand obligations, or variable rate demand notes at April 3, 2010.

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

Long-term Debt

The fair market value of the Zero Coupon Senior Convertible Notes and the 1% Senior Convertible Notes is subject to interest rate and market price risk due to the convertible feature of the notes and other factors. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair market value of the notes may also increase as the market price of JDSU stock rises and decrease as the market price of the stock falls. Interest rate and market value changes affect the fair market value of the notes but do not impact our financial position, cash flows or results of operations. Based on quoted market prices, as of April 3, 2010 and June 27, 2009, the fair market values of the Zero Coupon Senior Convertible Notes were approximately $0.2 million and $0.2 million and the fair market values of the 1% Senior Convertible Notes were $295.8 million and $238.9 million, respectively. Changes in fair market value reflect the change in the market price of the notes. For additional information, see “Note 11. Convertible Debt and Letters of Credit”.

In May 2008, the FASB issued the authoritative guidance, which applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. The guidance is effective for fiscal years (and interim periods within those fiscal years) beginning after December 15, 2008 and is to be applied retrospectively to all past periods presented. We adopted the guidance in the first quarter of fiscal 2010. Our adoption of this guidance affects the 1% Senior Convertible Notes due 2026, but not the Zero Coupon Senior Convertible Notes. See “Note 11. Convertible Debt and Letters of Credit” for additional information.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

The following documents are filed as Exhibits to this report:

Exhibit No.	Exhibit Description

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: May 7, 2010