Form 10-Q
period 2010-10-02
JDS UNIPHASE CORP /CA/
filed 2010-11-12
CIK 912093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2010

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

As of October 30, 2010, the Registrant had 222,655,775 shares of common stock outstanding, including 4,273,523 exchangeable shares of JDS Uniphase Canada Ltd. The par value of each share of common stock is $0.001. Each exchangeable share is exchangeable at any time into common stock on a one-for-one basis, entitles a holder to dividend and other rights economically equivalent to those of the common stock, and through a voting trust, votes at meetings of stockholders of the Registrant.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

JDS UNIPHASE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(unaudited)

	Three Months Ended
	October 2, 2010	October 3, 2009
Net revenue	$405.2	$297.8
Cost of sales	217.8	168.4
Amortization of acquired technologies	14.1	12.3

Gross profit	173.3	117.1

Operating expenses:
Research and development	56.4	39.8
Selling, general and administrative	107.2	92.7
Amortization of other intangibles	8.6	7.0
Restructuring and related charges	0.3	5.1

Total operating expenses	172.5	144.6

Income (loss) from operations	0.8	(27.5)
Interest and other income (expense), net	0.3	3.2
Interest expense	(6.3)	(5.9)
Gain on sale of investments	3.2	0.2

Loss from continuing operations before income taxes	(2.0)	(30.0)
(Benefit for) provision of income taxes	(2.1)	0.7

Income (loss) from continuing operations, net of tax	0.1	(30.7)
Loss from discontinued operations, net of tax	—	(1.2)

Net income (loss)	$0.1	$(31.9)

Basic net income (loss) per share from:
Continuing operations	$0.00	$(0.14)
Discontinued operations	—	$(0.01)

Net income (loss)	$0.00	$(0.15)

Diluted net income (loss) per share from:
Continuing operations	$0.00	$(0.14)
Discontinued operations	—	$(0.01)

Net income (loss)	$0.00	$(0.15)

Shares used in per share calculation:
Basic	221.8	217.5
Diluted	227.5	217.5

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share and par value data)

	(unaudited) October 2, 2010	(audited) July 3, 2010
ASSETS
Current assets:
Cash and cash equivalents	$370.3	$340.2
Short-term investments	215.6	227.4
Restricted cash	34.1	32.5
Accounts receivable, less reserves and allowances of $2.7 at October 2, 2010 and $3.0 at July 3, 2010	297.0	271.8
Inventories, net	136.9	125.7
Refundable income taxes	3.9	4.0
Other current assets	63.3	73.0

Total current assets	1,121.1	1,074.6

Property, plant and equipment, net	205.5	183.0
Deferred income taxes	3.6	3.2
Goodwill	66.0	66.0
Other intangibles, net	339.5	357.4
Long-term investments	4.9	5.1
Other non-current assets	14.7	14.3

Total assets	$1,755.3	$1,703.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$140.6	$137.4
Accrued payroll and related expenses	56.8	62.9
Income taxes payable	20.6	19.8
Accrued expenses	63.9	47.7
Other current liabilities	91.7	83.1

Total current liabilities	373.6	350.9

Long-term debt	271.6	267.1
Other non-current liabilities	187.4	176.9
Commitments and contingencies (Note 15, 17, and 18)	—	—
Stockholders’ equity:
Preferred Stock, $0.001 par value: Authorized shares: 1,000,000	—	—
Common Stock, $0.001 par value:
Authorized shares: 1,000,000,000	0.2	0.2
Issued and outstanding shares: 222,594,669 at October 2, 2010 and 221,127,151 at July 3, 2010
Additional paid-in capital	69,586.2	69,574.0
Accumulated deficit	(68,680.5)	(68,680.6)
Accumulated other comprehensive income	16.8	15.1

Total stockholders’ equity	922.7	908.7

Total liabilities and stockholders’ equity	$1,755.3	$1,703.6

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Three Months Ended
	October 2, 2010	October 3, 2009
OPERATING ACTIVITIES:
Net income (loss)	$0.1	$(31.9)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	14.8	15.4
Asset retirement obligations and deferred rent expenses	0.2	(4.3)
Amortization expense of acquired technologies and other intangibles	22.7	19.3
Stock-based compensation	9.0	11.1
Amortization of debt issuance costs and debt discount	4.7	4.4
Non-cash changes in short term investments	1.5	0.8
(Gain) loss on sale of investments and assets, net	(3.2)	0.1
Change in equity investments	—	(2.0)
Allowance for doubtful accounts	(0.3)	(0.1)
Changes in operating assets and liabilities, net of impact of acquisition of business:
Accounts receivable	(19.2)	(3.2)
Inventories	(7.7)	12.4
Other current assets	10.2	10.1
Accounts payable	(3.0)	(4.6)
Income taxes payable	(3.6)	(0.4)
Deferred taxes, net	(1.1)	(1.0)
Accrued payroll and related expenses	(10.0)	(8.2)
Accrued expenses and other current and non-current liabilities	20.6	(0.8)

Net cash provided by operating activities	35.7	17.1

INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(61.2)	(241.6)
Maturities and sales of investments	72.5	244.1
Changes in restricted cash	(1.6)	(14.3)
Acquisitions, net of cash acquired	—	(42.7)
Acquisition of property and equipment	(23.3)	(5.9)
Proceeds from sale of assets, net of selling costs	0.6	1.2
Other assets	—	2.0

Net cash used in investing activities	(13.0)	(57.2)

FINANCING ACTIVITIES:
Payment of debt and capital lease obligations	(1.9)	(1.8)
Issuance of stock pursuant to employee stock plans	5.9	2.1

Net cash provided by financing activities	4.0	0.3

Effect of exchange rate changes on cash and cash equivalents	3.4	1.7
Increase (decrease) in cash and cash equivalents	30.1	(38.1)
Cash and cash equivalents at beginning of period	340.2	286.9

Cash and cash equivalents at end of period	$370.3	$248.8

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The financial information for the Company (or “JDSU”) as of October 2, 2010 and for the three months ended October 2, 2010 and October 3, 2009 is unaudited, and includes all normal and recurring adjustments that management considers necessary for a fair statement of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 3, 2010.

The balance sheet as of July 3, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results for the three months ended October 2, 2010 may not be indicative of results for the year ending July 2, 2011 or any future periods.

Fiscal Years

The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to June 30th.

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with U.S. GAAP and include the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated.

Discontinued Operations

During the first quarter of fiscal 2010, the Company sold certain non-core assets related to its wholly owned subsidiary da Vinci Systems LLC (“da Vinci”). Unless noted otherwise, discussion in the Notes to Consolidated Financial Statements pertain to continuing operations. For additional information, see “Note 19. Discontinued Operations.”

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with U. S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements, the reported amount of net revenue and expenses and the disclosure of commitments and contingencies during the reporting periods. The Company bases estimates on historical experience and on various assumptions about the future that are believed to be reasonable based on available information. The Company’s reported financial position or results of operations may be materially different under different conditions or when using different estimates and assumptions, particularly with respect to significant accounting policies. In the event that estimates or assumptions prove to differ from actual results, adjustments are made in subsequent periods to reflect more current information.

Comprehensive Income (Loss)

The Company’s accumulated other comprehensive income consists of the accumulated net unrealized gains and losses on available-for-sale investments, foreign currency translation adjustments, and defined benefit obligation.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The components of comprehensive income (loss) were as follows (in millions):

	Three Months Ended
	October 2, 2010	October 3 2009
Net income (loss)	$0.1	$(31.9)
Other comprehensive income (loss):
Net change in unrealized gains (losses) on investments, net of tax	(3.1)	2.3
Net change in cumulative translation adjustment, net of tax	4.8	(2.8)
Net change in defined benefit obligation, net of tax	—	0.1

Net change in other comprehensive income (loss)	1.7	(0.4)

Comprehensive income (loss)	$1.8	$(32.3)

At October 2, 2010 and July 3, 2010, balances for the components of accumulated other comprehensive income were as follows (in millions):

	October 2, 2010	July 3, 2010
Unrealized gains (losses) on available-for-sale investments, net of tax	$(2.4)	$0.7
Foreign currency translation gains, net of tax	12.7	7.9
Defined benefit obligation, net of tax	6.5	6.5

Accumulated other comprehensive income	$16.8	$15.1

Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in millions, except per share data):

	Three Months Ended
	October 2, 2010	October 3, 2009
Numerator:
Income (loss) from continuing operations, net of tax	$0.1	$(30.7)
Loss from discontinued operations, net of tax	—	(1.2)

Net income (loss)	$0.1	$(31.9)

Denominator:
Weighted-average number of common shares outstanding
Basic	221.8	217.5
Diluted	227.5	217.5
Income (loss) from continuing operations, net of tax-basic and diluted	$0.00	$(0.14)
Loss from discontinued operations, net of tax - basic and diluted	—	(0.01)

Net income (loss) per share - basic and diluted	$0.00	$(0.15)

The following table sets forth the weighted-average potentially dilutive securities excluded from the computation of the diluted income (loss) per share because their effect would have been anti-dilutive (in millions):

	Three Months Ended
	October 2, 2010	October 3, 2009
Stock options and ESPP	10.0	14.8
Restricted shares and stock units	3.7	6.7
1% senior convertible notes	10.7	10.7

Total potentially dilutive securities	24.4	32.2

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

For additional information regarding the Convertible Notes, see “Note 9. Convertible Debt and Letters of Credit.”

Note 2. Recently Adopted and Recently Issued Accounting Pronouncements

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

In October 2009, the FASB issued authoritative guidance that applies to arrangements with multiple deliverables. The guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”) is unavailable. In addition, the FASB issued authoritative guidance which removes non-software components of tangible products and certain software components of tangible products from the scope of existing software revenue guidance, resulting in the recognition of revenue similar to that for other tangible products. The Company adopted these standards at the beginning of its first quarter of fiscal year 2011 on a prospective basis for applicable transactions originating or materially modified on or after July 4, 2010.

Update to Significant Accounting Policies

Starting in fiscal 2011, when a sales arrangement contains multiple elements and software and non-software components function together to deliver the tangible products’ essential functionality, the Company allocates revenue to each element based on the relative selling price of each element. Under this approach, the selling price of a deliverable is determined by using a selling price hierarchy which requires the use of Vendor Specific Objective Evidence (“VSOE”) of fair value if available, third party evidence (“TPE”) if VSOE is not available, or best estimated selling price (“BESP”) if neither VSOE nor TPE is available.

The Company establishes VSOE of selling price using the price charged for a deliverable when sold separately and, in rare instances, using the price established by management having the relevant authority. TPE of selling price is established by evaluating similar and interchangeable competitor goods or services in sales to similarly situated customers. When VSOE or TPE are not available the Company uses BESP. The Company establishes BESP using historical selling price trends and considering multiple factors including, but not limited to geographies, market conditions, competitive landscape, internal costs, gross margin objectives, and pricing practices. When determining BESP, the Company’s management applies judgment when establishing pricing strategies and evaluating market conditions and product lifecycles. The determination of BESP is made through consultation with and approval by the Company’s Segment management. The Company may modify or develop new pricing practices and strategies in the future. As these pricing strategies evolve, the Company may modify our pricing practices in the future, which may result in changes in BESP. The aforementioned factors may result in a different allocation of revenue to the deliverables in multiple element arrangements from the current fiscal quarter, which may change the pattern and timing of revenue recognition for these elements but will not change the total revenue recognized for the arrangement.

The adoption of the new revenue recognition accounting standards did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows for the three months ended October 2, 2010.

There have been no material changes to the Company’s significant accounting policies during the three months ended October 2, 2010 from those disclosed in the Company’s 2010 Form 10-K, with the exception of our accounting policy for revenue recognition.

Note 3. Mergers and Acquisitions

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

Storage Network Tools Business of Finisar Corporation (“SNT”)

In July 2009, the Company purchased SNT for approximately $40.7 million from Finisar Corporation in cash. SNT is included in JDSU’s Communications Test and Measurement segment.

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

The acquired intangible assets, except for in-process research and development (IPR&D), are being amortized over their estimated useful lives, which are presented in the table below:

Customer relationships	6 years
Developed technology	5 years
Trademark/tradename	5 years
Internally used software	3 years

Note 4. Balance Sheet and Other Details

Accounts Receivable Reserves and Allowances

The activities and balances for allowance for doubtful accounts and allowance for sales returns and other were as follows (in millions):

	July 3, 2010	Charged to Costs and Expenses	Deduction (1)	October 2, 2010
Allowance for doubtful accounts	$2.6	$(0.1)	$(0.2)	$2.3
Allowance for sales returns and other	0.4	—	—	0.4

Total accounts receivable reserves	$3.0	$(0.1)	$(0.2)	$2.7

(1)	Write-off of uncollectible accounts, net of recoveries

Inventories, net

Inventories, net are stated at the lower of cost or market, and include material, labor, and manufacturing overhead costs. The components of inventories, net were as follows (in millions):

	October 2, 2010	July 3, 2010
Deferred cost of sales	$20.5	$17.0
Finished goods	44.6	43.7
Work in process	26.1	25.4
Raw materials and purchased parts	45.7	39.6

Total inventories, net	$136.9	$125.7

During the three months ended October 2, 2010 and October 3, 2009, the Company recorded write-downs of inventories of $3.8 million in each respective period.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Property, Plant and Equipment, Net

The components of property, plant and equipment, net were as follows (in millions):

	October 2, 2010	July 3, 2010
Land	$16.3	$17.0
Buildings and improvements	37.8	35.2
Machinery and equipment	309.0	295.5
Furniture, fixtures, software and office equipment	154.4	146.2
Leasehold improvements	61.2	57.7
Construction in progress	39.3	25.0

	618.0	576.6
Less: Accumulated depreciation	(412.5)	(393.6)

Property, plant and equipment, net	$205.5	$183.0

At October 2, 2010 and July 3, 2010, property, plant and equipment, net included $19.3 million and $20.0 million in land and buildings related to the Santa Rosa sale and leaseback transactions accounted for under the financing method, respectively. See “Note 5. Financing Obligations” for more detail.

During the three months ended October 2, 2010 and October 3, 2009, the Company recorded $14.8 million and $15.4 million, respectively, of depreciation expense.

Other Current Assets

The components of other current assets were as follows (in millions):

	October 2, 2010	July 3, 2010
Prepaid assets	$38.5	$42.5
Deferred income tax	1.5	1.8
Other receivables	15.5	21.8
Other current assets	7.8	6.9

Total other current assets	$63.3	$73.0

Other Current Liabilities

The components of other current liabilities were as follows (in millions):

	October 2, 2010	July 3, 2010
Deferred revenue	$56.6	$45.3
Acquisition holdbacks and other related liabilities	—	0.3
Deferred compensation plan	5.6	5.2
Warranty accrual	7.4	7.3
VAT liabilities	4.2	4.6
Restructuring accrual	4.2	7.1
Deferred income tax	2.1	2.1
Other	11.6	11.2

Total other current liabilities	$91.7	$83.1

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Other Non-Current Liabilities

The components of other non-current liabilities were as follows (in millions):

	October 2, 2010	July 3, 2010
Pension accrual and post employment benefits	$85.9	$77.1
Deferred taxes	8.2	8.5
Restructuring accrual	6.4	6.7
Financing obligation	30.0	30.2
Non-current income taxes payable	10.2	14.1
Asset retirement obligations	9.5	7.4
Long-term notes payable	1.1	3.7
Long-term deferred revenue	22.2	16.2
Other	13.9	13.0

Total other non-current liabilities	$187.4	$176.9

Interest and other income (expense), net

The components of interest and other income (expense), net were as follows (in millions):

	Three Months Ended
	October 2, 2010	October 3, 2009
Interest income	$1.0	$1.9
Foreign exchange gains (losses), net	(1.0)	(0.5)
Gain on equity investments	—	2.0
Other income (expense), net	0.3	(0.2)

Total interest and other income (expense), net	$0.3	$3.2

Note 5. Financing Obligations

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

The guarantee of up to $3.8 million was accounted for in accordance with the authoritative guidance on guarantees. The present value of the guarantee approximates the liability of $0.5 million which was included in Other non-current liabilities as of October 2, 2010.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of October 2, 2010, of the total financing obligation related to Santa Rosa, $0.7 million was included in Other current liabilities, and $30.0 million was included in Other non-current liabilities. As of July 3, 2010, $0.6 million was included in Other current liabilities, and $30.2 million was included in Other non-current liabilities.

The lease payments due under the agreements reset to fair market rental rates upon the Company’s execution of the renewal options.

Payment Plan Agreement – Software Licenses

During fiscal 2009, the Company capitalized approximately $11.1 million of cost incurred for the purchase of perpetual software licenses, in accordance with the authoritative accounting guidance. The Company recorded the total amount capitalized as Property Plant and Equipment and amortizes the amount over the useful life of the license, generally five years, using the straight-line method. The Company also entered into a three-year payment plan agreement (“PPA”) with the supplier. Under this PPA, payments are made on a quarterly basis starting the first quarter of fiscal 2010. The principal portion of the payment is accounted for as financing activity and the remaining interest portion is accounted for as operating activity for cash flow purposes.

During the three months ended October 2, 2010 and October 3, 2009, the Company recorded amortization expense of $0.6 million in each respective period.

As of October 2, 2010, future minimum financing payments of the various leases and financing obligation are as follows (in millions):

Fiscal Years
Remainder of 2011	$6.5
2012	5.6
2013	2.6
2014	2.6
2015	2.7
Thereafter	6.1

Total	$26.1

Note 6. Investments and Fair Value Measurements

Available-For-Sale Investments

The Company’s investments in marketable debt and equity securities were primarily classified as available-for-sale investments.

At October 2, 2010, the Company’s available-for-sale investments were as follows (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt investments:
U.S. treasuries	$18.7	$0.1	$—	$18.8
Agencies
U.S.	42.7	0.5	—	43.2
Foreign	2.9	—	—	2.9
Municipal bonds & sovereign debt instruments	1.5	—	—	1.5
Asset-backed securities	24.1	—	(0.7)	23.4
Corporate securities	133.0	1.6	—	134.6

Total debt investments	222.9	2.2	(0.7)	224.4
Money market instruments and funds	355.1	—	—	355.1

Total available-for-sale investments	$578.0	$2.2	$(0.7)	$579.5

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of October 2, 2010, of the total estimated fair value, $358.0 million was classified as cash and cash equivalents and restricted cash, $210.0 million was classified as short-term investments, $6.6 million was classified as other non-current assets and $4.9 million was classified as long-term investments. An additional $5.6 million of short-term investments representing assets of a deferred compensation plan were classified as trading securities.

During the three months ended October 2, 2010 and October 3, 2009, the Company recorded no other-than-temporary impairment.

At October 2, 2010, the Company’s total gross unrealized losses on available-for-sale investments, aggregated by type of investment instrument were as follows (in millions):

	Less than 12 Months	Greater than 12 Months	Total
Asset-backed securities	$—	$0.7	$0.7

At October 2, 2010, the Company’s short-term investments classified as trading securities were $5.6 million. Trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized in net income (loss).

At October 2, 2010, contractual maturities of the Company’s debt investments from available-for-sale investments and trading assets were as follows (in millions):

	Amortized Cost	Estimated Fair Value
Amounts maturing in less than 1 year	$126.6	$127.9
Amounts maturing in 1 - 5 years	92.8	93.9
Amounts maturing more than 5 years	4.3	3.7

Total debt investments	$223.7	$225.5

At July 3, 2010, the Company’s available-for-sale investments were as follows (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt investments:
U.S. treasuries	$27.1	$0.1	$—	$27.2
Agencies
U.S.	47.0	0.4	—	47.4
Foreign	2.9	—	—	2.9
Municipal bonds & sovereign debt instruments	1.5	—	—	1.5
Asset-backed securities	30.1	—	(1.1)	29.0
Corporate securities	128.8	2.0	(0.1)	130.7

Total debt investments	237.4	2.5	(1.2)	238.7
Money market instruments and funds	318.3	—	—	318.3
Marketable equity investments	0.4	3.8	—	4.2

Total available-for-sale investments	$556.1	$6.3	$(1.2)	$561.2

As of July 3, 2010, of the total estimated fair value, $327.0 million was classified as cash and cash equivalents and restricted cash, $222.5 million was classified as short-term investments, $6.6 million was classified as other non-current assets and $5.1 million was classified as long-term investments. An additional $4.9 million of short-term investments representing assets of a deferred compensation plan were classified as trading securities.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

At July 3, 2010, contractual maturities of the Company’s debt investments from available-for-sale investments and trading assets were as follows (in millions):

	Amortized Cost	Estimated Fair Value
Amounts maturing in less than 1 year	$141.0	$142.5
Amounts maturing in 1 - 5 years	92.4	93.2
Amounts maturing more than 5 years	4.8	3.8

Total debt investments	$238.2	$239.5

Long-Term Investments

The components of the Company’s long-term investments were as follows (in millions):

	October 2, 2010	July 3, 2010
Available-for-sale debt securities	$4.9	$5.1

Fair Value Measurements

Assets measured at fair value are summarized below (in millions):

	Total	Fair value measurement as of October 2, 2010
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Fixed income available for sale securities
U.S. treasuries	$18.8	$18.8	$—
Agencies
U.S.	43.2	30.3	12.9
Foreign	2.9	—	2.9
Municipals	1.5	—	1.5
Asset-backed securities	23.4	—	23.4
Corporate securities	134.6	—	134.6

Total fixed income available for sale securities	224.4	49.1	175.3
Money market funds	355.1	314.4	40.7
Trading securities	5.6	5.6	—

Total assets (1)	$585.1	$369.1	$216.0

(1)	$323.9 million included in cash and cash equivalents, $215.6 million in short-term investments, $40.7 million in restricted cash, and $4.9 million in long-term investments on the Company’s consolidated balance sheet.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

During the three months ended October 2, 2010, the Company did not have material transfers between Level 1 and Level 2 fair value instruments.

As of July 3, 2010 and during the three months ended October 2, 2010 the company held no Level 3 investments. Level 3 includes financial instruments for which fair value is derived from valuation based on inputs that are unobservable and significant to the overall fair value measurement.

Foreign Currency Forward Contracts

The Company has foreign subsidiaries that operate and sell the Company’s products in various markets around the world. As a result, the Company is exposed to foreign exchange risks. The Company utilizes foreign exchange forward contracts and other instruments to manage foreign currency risk associated with foreign currency denominated assets and liabilities, primarily certain short-term intercompany receivables and payables and to reduce the volatility of earnings and cash flows related to foreign-currency transactions.

The forward contracts, most with a term of less than 120 days, were transacted near month end; therefore, the fair value of the contracts as of both October 2, 2010 and July 3, 2010, is approximately zero.

Note 7. Goodwill

The Company’s goodwill balance as of October 2, 2010 and July 3, 2010 was $66.0 million which consisted of $57.7 million of goodwill in the Communications and Test Measurement segment and $8.3 million of goodwill in the Advanced Optical Technologies segment.

The Company reviews goodwill for impairment annually during the fourth quarter of the fiscal year or more frequently if events or circumstances indicate that an impairment loss may have occurred. In the fourth quarter of fiscal 2010, the Company completed the annual impairment test of goodwill, which indicated that there was no goodwill impairment. There were no events or changes in circumstances during the three months ended October 2, 2010, which triggered an impairment review.

The goodwill balance is adjusted quarterly to record the effect of currency translation adjustments.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 8. Acquired Developed Technology and Other Intangibles

The following tables present details of the Company’s acquired technology and other intangibles (in millions):

As of October 2, 2010:	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$517.5	$(302.0)	$215.5
Other	289.9	(176.7)	113.2

Total intangibles subject to amortization	807.4	(478.7)	328.7

Indefinite life intangibles	10.8	—	10.8

Total intangibles	$818.2	$(478.7)	$339.5

As of July 3, 2010:	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$517.3	$(288.0)	$229.3
Other	275.5	(158.7)	116.8

Total intangibles subject to amortization	792.8	(446.7)	346.1
Indefinite life intangibles	11.3	—	11.3

Total intangibles	$804.1	$(446.7)	$357.4

During the three months ended October 2, 2010 and October 3, 2009, the Company recorded $22.7 million and $19.3 million, respectively, of amortization expense relating to acquired technology and other intangibles.

Based on the carrying amount of acquired technology and other intangibles as of October 2, 2010, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
Remainder of 2011	$64.3
2012	81.0
2013	64.5
2014	39.7
2015	32.4
Thereafter	46.8

Total amortization	$328.7

The acquired technology and other intangibles balance are adjusted quarterly to record the effect of currency translation adjustments.

Note 9. Convertible Debt and Letters of Credit

The following table presents details of the Company’s long-term debt (in millions):

	October 2, 2010	July 3, 2010
1% senior convertible notes	$271.6	$267.1
Zero coupon senior convertible notes	0.2	0.2

Total convertible debt	271.8	267.3
Less: current portion	(0.2)	(0.2)

Total long-term debt	$271.6	$267.1

Based on quoted market prices, as of October 2, 2010 and July 3, 2010, the fair market value of the 1% Senior Convertible Notes was approximately $305.5 million and $289.7 million, respectively, and the fair market value of the Zero Coupon Senior Convertible Notes was approximately $0.2 million and $0.2 million, respectively. Changes in fair market value reflect the change in the market price of the notes. As of October 2, 2010 and July 3, 2010, the outstanding principal amount of the 1% Senior Convertible Notes was $325.0 million, and the outstanding principal amount of the Zero Coupon Senior Convertible Notes was $0.2 million.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company was in compliance with all debt covenants as of October 2, 2010.

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

The Company calculated the carrying value of the liability component at issuance as the present value of its cash flows using a discount rate of 8.1%, based on the 7-year swap rate plus credit spread as of the issuance date. The credit spread for JDSU is based on the historical average “yield to worst” rate for BB-rated issuers. The carrying value of the liability component was determined to be $266.5 million. The equity component, or debt discount, of the notes was determined to be $158.5 million. The debt discount is being amortized using the effective interest rate of 8.1% over the period from issuance date through May 15, 2013 as a non-cash charge to interest expense. As of October 2, 2010, the remaining term of the 1% Senior Convertible Notes is 2.6 years.

The $9.1 million of costs incurred in connection with the issuance of the notes were capitalized and bifurcated into debt issuance cost of $5.7 million and equity issuance cost of $3.4 million. The debt issuance cost is being amortized to interest expense using the effective interest method from issuance date through May 15, 2013. As of October 2, 2010, the unamortized portion of the debt issuance cost related to the notes was $1.9 million and was included in Other current assets and Other non-current assets on the Consolidated Balance Sheets.

The following table presents the carrying amounts of the liability and equity components (in millions):

	October 2, 2010	July 3, 2010
Carrying amount of equity component, net of equity issuance cost	$155.1	$155.1

Principal amount of 1% Senior Coupon Notes	$325.0	$325.0
Unamortized discount of liability component	(53.4)	(57.9)

Carrying amount of liability component	$271.6	$267.1

The following table presents the interest expense for the contractual interest and the amortization of debt discount (in millions):

	Three Months Ended
	October 2, 2010	October 3, 2009
Effective interest rate	8.1%	8.1%
Interest expense-contractual interest	$0.8	$0.8
Interest expense-amortization of debt discount	4.5	4.2

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Between March 2007 and March 2009, the Company repurchased or redeemed $474.8 million aggregate principal amount of the notes for $455.1 million in cash. After giving effect to the repurchase, the total amount of Zero Coupon Senior Convertible Notes outstanding as of October 2, 2010 was $0.2 million.

Outstanding Letters of Credit

As of October 2, 2010, the Company had 15 standby letters of credit totalling $39.8 million.

Note 10. Restructuring and Related Charges

The Company continues to take advantage of opportunities to further reduce costs through targeted restructuring events intended to consolidate the Company and rationalize the manufacturing of its products based on core competencies and cost efficiencies, together with the need to align the business in response to the market conditions. As of October 2, 2010, the Company’s total restructuring accrual was $10.6 million. During the three and nine months ended October 2, 2010 and October 3, 2009, the Company incurred restructuring expenses of $0.3 million and $5.1 million, respectively.

During the first quarter of fiscal 2011, the Company recorded $0.3 million in restructuring and related charges. The charges are a continuation of the previously announced restructuring plans and are primarily of the following: (i) $0.2 million for severance and benefits primarily in the Communications Test and Measurement segment and relates to the continued implementation of the EMEA early retirement program; (ii) $0.8 million for manufacturing transfer costs primarily in the Communications and Commercial Optical Products segment and Communications Test and Measurement segment which were the result of production site closures in the US, the transfer of certain production processes into existing sites in US, and the reduction in force of the Company’s manufacturing support organization across all sites; and (iii) $0.7 million benefit primarily to adjust the accrual for previously restructured leases in the Communications Test and Measurement segment which were the result of the Company’s continued efforts to reduce and/or consolidate manufacturing locations. No new employees were notified for termination during the three months ended October 2, 2010. During the three months ended October 2, 2010, fifteen employees were terminated from previously announced restructured plans. Payments related to lease costs are expected to be paid by second quarter of fiscal 2012.

During the fourth quarter of fiscal 2010, the Company recorded $3.4 million in restructuring and related charges. The charges were primarily the result of the following: (i) $1.8 million for severance and benefits primarily in the Communications Test and Measurement segment; (ii) $0.3 million for manufacturing transfer costs primarily in the Communications Test and Measurement segment; and (iii) $1.3 million to adjust the accrual for previously restructured leases, primarily in the Communications and Commercial Optical Products segment. Forty two employees were notified for termination, ten in manufacturing, twenty seven in research and development and five in sales, general and administrative functions. Of these notified employees, 35 were located in North America, one was located in Latin America four were located in Asia and two were located in Europe. As of October 2, 2010, thirty six of these employees have been terminated. Payments related to severance and benefits are expected to be paid off by end of fiscal 2011. Payments related to lease costs are expected to be paid by second quarter of fiscal 2012.

During the fourth quarter of fiscal 2009, the Company recorded $18.5 million in restructuring and related charges. The charges are primarily of the following: (i) $10.4 million for severance and benefits primarily in the Communications Test and Measurement segment; (ii) $4.7 million for manufacturing transfer cost primarily in the Communications and Commercial Optical Products segment; and (iii) $3.4 million to adjust accruals on previously restructured leases primarily for the Communications and Commercial Optical Products segment. Two hundred and fifty seven employees were notified for termination, 104 in manufacturing, 58 in research and development and 95 in selling, general and administrative functions. Of these notified employees, 139 were located in North America, 30 were located in Asia, and 88 were located in Europe. As of October 2, 2010, 195 of these employees have been terminated. Payments related to severance and benefits are expected to be paid by third quarter of fiscal 2016.

During the first quarter of fiscal 2009, the Company recorded $2.6 million in restructuring and related charges. The charges are primarily of the following: (i) $2.0 million for severance and benefits primarily in the Communications and Commercial Optical Products segment, which were the result of the closure of Lasers manufacturing in San Jose, California related to transfer and consolidation into a contract manufacturer in Asia, and the closure of a site in Louisville, Colorado for further consolidation; (ii) $0.2 million for manufacturing transfer cost primarily in the Communications and Commercial Optical Products segment; and (iii) $0.4 million to adjust accruals on previously restructured leases primarily for the Communications and Commercial Optical Products segment. Two hundred and three employees were notified for termination, 181 in manufacturing, 19 in research and development and three in selling, general and administrative functions. Of these notified employees, 200 were located in North America, two were located in Asia, and one was located in Europe. As of October 2, 2010, 181 of these employees have been terminated. Payments related to severance and benefits are expected to be paid by the third quarter of fiscal 2011.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

During the fourth quarter of fiscal 2008, the Company recorded $3.7 million in restructuring and related charges. The charges are primarily of the following: (i) $3.4 million for severance and benefits primarily in the Communications Test and Measurement segment; and (iii) $0.3 million on leases primarily for the Communications and Commercial Optical Products segment. Thirty two employees were notified for termination, seven in manufacturing, fourteen in research and development and eleven in selling, general and administrative functions. Of these notified employees, nineteen were located in North America, one was located in Asia, and twelve were located in Europe. As of October 2, 2010, 22 of these employees have been terminated. Payments related to severance and benefits are expected to be paid by fiscal 2013. Payments related to lease costs are expected to be paid by third quarter of fiscal 2018. In addition during fiscal 2008, the Company also recorded a lease exit charge, net of assumed sub-lease income, of $5.4 million related to the Ottawa facility that was included in selling, general and administrative expenses. The payments related to these lease costs are expected to be paid by the third quarter of fiscal 2018.

The following table summarizes the Company’s restructuring activities (in millions):

	Workforce Reduction	Facilities and Equipment	Lease Costs	Total	Other Lease Exit Costs
Accrual balance as of July 3, 2010	$4.5	$—	$9.3	$13.8	$6.1
Restructuring and related charges	0.2	0.8	(0.7)	0.3	0.3
Adjustment from non-restructuring accounts	0.4	—	—	0.4	—
Cash payments	(1.1)	(0.8)	(2.0)	(3.9)	(0.3)

Accrual balance as of October 2, 2010	$4.0	$—	$6.6	$10.6	$6.1

The current and non-current portions of the total restructuring accrual were as follows (in millions):

	October 2, 2010	July 3, 2010
Current	$4.2	$7.1
Non-current	6.4	6.7

Total	$10.6	$13.8

The non-current portion of the restructuring accrual is included as a component of Other non-current liabilities in the Company’s Consolidated Balance Sheet. In addition, restructuring expenses are not allocated at the reporting segments level.

Other lease exit costs relating to the Ottawa facility are included in Other liabilities as follows (in millions):

	October 2, 2010	July 3, 2010
Current	$0.8	$0.7
Non-current	5.3	5.4

Total	$6.1	$6.1

Note 11. Income Tax

The Company recorded an income tax benefit of $2.1 million and an income tax expense of $0.7 million for the three months ended October 2, 2010 and October 3, 2009, respectively.

The income tax benefit recorded for the three months ended October 2, 2010 and the income tax expense for the three months October 3 2009, primarily relate to income tax in certain foreign and state jurisdictions based on the Company’s forecasted pre-tax income for the respective year and in connection with the three months ended October 2, 2010 includes the recognition of $4.5 million of uncertain tax benefits relating to the effective settlement of tax matters in non-US jurisdictions.

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

As of October 2, 2010 and July 3, 2010 the Company’s unrecognized tax benefits totaled $60.1 million and $65.2 million, respectively, and are included in deferred taxes and other non-current tax liabilities, net. The Company had $22.9 million accrued for the payment of interest and penalties at October 2, 2010.

Note 12. Stock-Based Compensation

Overview

The impact on the Company’s results of operations of recording stock-based compensation by function for the three month period ended October 2, 2010 and October 3, 2009 was as follows (in millions):

	Three Months Ended
	October 2, 2010	October 3, 2009
Cost of sales	$1.3	$1.2
Research and development	1.8	2.2
Selling, general and administrative	5.9	7.7

	$9.0	$11.1

Approximately $0.9 million of stock-based compensation was capitalized as inventory at October 2, 2010.

The Company primarily issues stock options and Full Value Awards under the 2003 Equity Incentive Plan. On November 12, 2008, the Company’s shareholders approved the following amendments to the 2003 Equity Incentive Plan. The first amendment increased the number of shares that may be issued under 2003 Equity Plan by 12.0 million. The second amendment increased the maximum number of shares granted to any employee in any fiscal year to 1.0 million. As of October 2, 2010, common stock available for grant was 4.8 million shares for these awards.

Stock Options

The exercise price for stock options is equal to the fair value of the underlying stock at the date of grant. Options generally become exercisable over a three-year or four-year period and, if not exercised, expire from five to ten years after the date of grant.

The following is a summary of options activities (in millions, except per share amounts):

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price
Balance as of July 3, 2010	16.8	$21.54
Granted	2.7	10.27
Forfeited	(0.4)	5.01
Exercised	(0.5)	5.59
Canceled	(0.3)	77.57

Balance as of October 2, 2010	18.3	19.75

As of October 2, 2010, $19.7 million of unrecognized stock-based compensation cost related to stock options remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 2.1 years.

Employee Stock Purchase Plan (“ESPP”)

The JDS Uniphase Corporation 1998 Employee Stock Purchase Plan, has 50.0 million shares authorized to be issued, under which 7.4 million shares remained available for issuance as of October 2, 2010.

As of October 2, 2010, $0.5 million of unrecognized stock-based compensation cost related to ESPP remains to be amortized. That cost is expected to be recognized through the third quarter of fiscal 2011.

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

A summary of the status of the Company’s non-vested Full Value Awards as of October 2, 2010 and changes during the same period is presented below (amounts in millions, except per share amounts):

	Full Value Awards
	Performance shares	Non- performance shares	Total number of shares	Weighted- average grant- date fair value
Nonvested at July 3, 2010	0.3	5.1	5.4	$8.49
Awards granted	0.1	2.2	2.3	10.38
Awards vested	(0.3)	(0.5)	(0.8)	8.90
Awards forfeited	—	(0.2)	(0.2)	8.76

Nonvested at October 2, 2010	0.1	6.6	6.7	9.10

As of October 2, 2010, $47.2 million of unrecognized stock-based compensation cost related to Full Value Awards remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 2.3 years.

Full Value Awards are converted into shares upon vesting. Shares equivalent in value to the minimum withholding taxes liability on the vested shares are withheld by the Company for the payment.

Valuation Assumptions

The Company estimates the fair value of stock options with service conditions and ESPP using a Black-Scholes-Merton (BSM) valuation model. The fair value is estimated on the date of grant using the BSM option valuation model with the following weighted-average assumptions:

	Employee Stock Option Plans		Employee Stock Purchase Plans
	Three Months Ended		Three Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Expected term (in years)	4.80	4.69	0.50	0.50
Expected volatility	59%	56%	52%	80%
Risk-free interest rate	1.40%	2.37%	0.20%	0.39%
Dividend yield	0.00%	0.00%	0.00%	0.00%

During the first quarter of fiscal 2011, the Company granted 555,000 shares of stock options with market conditions for which the fair value is estimated on the date of grant using the Lattice valuation model.

Note 13. Employee Defined Benefit Plans

The Company sponsors qualified and non-qualified pension plans for certain past and present employees in the UK and Germany. The Company also is responsible for the non-pension postretirement benefit obligation of a previously acquired subsidiary. Most of the plans have been closed to new participants and no additional service costs are being accrued, except for the plans assumed during fiscal 2010 in connection with the NSD acquisition. Benefits are generally based upon years of service and compensation or stated amounts for each year of service. As of October 2, 2010 the UK plan was partially funded while the other plans were unfunded. The Company’s policy for funded plans is to make contributions equal to or greater than the requirements prescribed by law or regulation. The Company anticipates making a contribution of approximately $0.3 million during fiscal 2011. For unfunded plans, the Company pays the postretirement benefits when due. Future estimated benefit payments are summarized below. No other required contributions to defined benefit plans are expected in fiscal 2011. The funded plan assets consist primarily of managed investments.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents the components of the net periodic cost for the pension plans (in millions):

	Three Months Ended
	October 2, 2010	October 3, 2009
Pension Benefits
Service cost	$0.1	$—
Interest cost	1.3	1.5
Expected return on plan assets	(0.3)	(0.3)
Recognized net actuarial (gains)/losses	—	(0.2)

Net periodic benefit cost	$1.1	$1.0

Underlying both the calculation of the projected benefit obligation and net periodic cost are actuarial valuations. These valuations use participant-specific information such as salary, age, years of service, and assumptions about interest rates, compensation increases and other factors. At a minimum, the Company evaluates these assumptions annually and makes changes as necessary.

The Company expects to incur cash outlays of approximately $5.0 million related to its defined benefit pension plans during fiscal 2011 to make current benefit payments and fund future obligations. As of October 2, 2010, approximately $0.9 million had been incurred. These payments have been estimated based on the same assumptions used to measure the Company’s projected benefit obligation (PBO) at July 3, 2010.

Note 14. Related Party Transactions

Fabrinet Inc. (“Fabrinet”)

During fiscal 2010 the Company held an investment in Fabrinet Inc., a publicly held contract manufacturing company which is both a customer and supplier. The purchases and sales of items between the Company and Fabrinet have been evaluated for accounting under the authoritative guidance on consideration given by a vendor to a customer or a reseller of the vendor’s products. Based on this evaluation, the Company determined that there is an identifiable benefit that was sufficiently separable from the customer’s purchase of the Company’s products and the fair value of that benefit was reasonably estimable in relation to sales to other third parties.

As of July 3, 2010 the Company still owned 393,150 shares of Fabrinet’s common stock that was reported as short-term available-for-sale investment. Since our management subsequently sold the remaining shares on July 6, 2010 Fabrinet was no longer a related party of the Company from that date forward. The Company did not engage in any material transactions with Fabrinet between July 4, 2010 and July 6, 2010, the period in fiscal 2011 when Fabrinet was a related party.

During the three months ended October 3, 2009, the Company’s sales and purchase totals with Fabrinet were $2.5 million and $14.0 million, respectively. As of October 3, 2009, the Company’s receivable and payable balances with Fabrinet were $1.9 million and $13.0 million, respectively.

Note 15. Commitments and Contingencies

Tax Matters

The Company has been subject to Texas franchise tax audits related to allocated taxable surplus capital for Texas report years 2001 through 2006. While the Company believes that it is reasonably possible this audit may result in additional tax liabilities, based on currently available information, the Company believes the ultimate outcome of this audit will not have a material adverse effect on the Company’s financial position, cash flows or overall trends in results of operations. There is the possibility of a material adverse effect on the Company’s financial position, cash flows or overall trends in results of operations for the period in which this matter is ultimately resolved, if it is resolved unfavorably, or in the period in which an unfavorable outcome becomes probable. The range of the potential total tax liability related to these matters is estimated to be from $0 million to $34.2 million, plus interest and penalties.

Note 16. Operating Segments and Geographic Information

The Company evaluates its reportable segments in accordance with the authoritative guidance on segment reporting. The Company’s Chief Executive Officer, Thomas Waechter, is the Company’s Chief Operating Decision Maker (“CODM”) pursuant to the guidance. The CODM allocates resources to the segments based on their business prospects, competitive factors, net revenue, and operating results.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company is a leading provider of communications test and measurement solutions and optical products for telecommunications service providers, cable operators, and network equipment manufacturers. JDSU technologies also enable optical and commercial laser innovation in many essential industries such as biomedical and environmental instrumentation, semiconductor processing, aerospace and defense, and brand protection and enhancement. The Company’s major business segments are:

(i)	Communications Test and Measurement Business Segment:

The Communications Test and Measurement segment supplies instruments, solutions, and services to enable the design, deployment, and maintenance of communication equipment and networks as well as to ensure the quality of services delivered to the end customer. These solutions accelerate the deployment of new products and services while cost-effectively improving performance and reliability. Included in the product portfolio are test tools, platforms, solutions, and services for fixed and mobile networks, including broadband access, fiber optic, metro and core networks as well as enterprise and storage networks.

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

This segment also provides a commercial laser portfolio that addresses the needs of OEM clients for applications such as micromachining, materials processing, bioinstrumentation, consumer electronics, graphics, medical/dental, and optical pumping. JDSU products include diode, direct-diode, diode-pumped solid-state, fiber, and gas lasers. Additionally, the segment’s photovoltaics (PV) products include concentrated photovoltaic (CPV) cells and receivers for generating energy from sunlight as well as fiber-optic-based systems for delivering and measuring electrical power.

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

The accounting policies of the reportable segments are the same as those described in the Company’s Annual Report on Form 10-K for the year ended July 3, 2010. The Company evaluates segment performance based on operating income (loss) excluding infrequent or unusual items.

The amounts shown as Corporate consist of certain unallocated corporate-level operating expenses. In addition, the Company does not allocate restructuring and related charges, income taxes, or non-operating income and expenses to its segments.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Information on reportable segments is as follows (in millions):

JDS UNIPHASE CORPORATION

REPORTABLE SEGMENT INFORMATION

(in millions)

(unaudited)

	Three Months Ended
	October 2, 2010	October 3, 2009
Net revenue:
Communications Test and Measurement	$182.8	$143.4
Communications and Commercial Optical Products	168.0	101.1
Advanced Optical Technologies	60.5	54.1
Deferred revenue related to purchase accounting adjustment	(6.1)	(0.8)

Net revenue	$405.2	$297.8

Operating income (loss):
Communications Test and Measurement	$21.7	$18.0
Communications and Commerial Optical Products	24.2	(1.5)
Advanced Optical Technologies	22.1	20.6
Corporate	(23.6)	(26.9)

Total segment operating income	44.4	10.2
Unallocated amounts:
Stock based compensation	(9.0)	(11.1)
Acquisition-related charges and amortization of intangibles	(28.9)	(20.1)
Loss on disposal of long-lived assets	—	(0.5)
Restructuring and related charges	(0.3)	(5.1)
Realignment and other charges	(5.4)	(0.9)
Interest and other income	0.3	3.2
Interest expense	(6.3)	(5.9)
Gain on sale of investments	3.2	0.2

Loss from continuing operations before income taxes	$(2.0)	$(30.0)

Note 17. Guarantees

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents the changes in the Company’s warranty reserve (in millions):

	Three Months Ended
	October 2, 2010	October 3, 2009
Balance as of beginning of period	$7.3	$7.3
Provision for warranty	2.2	1.7
Utilization of reserve	(2.1)	(2.1)

Balance as of end of period	$7.4	$6.9

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of October 2, 2010 and July 3, 2010.

Note 18. Legal Proceedings

The Company is subject to a variety of claims and suits that arise from time to time in the ordinary course of our business. While management currently believes that resolving claims against the Company, individually or in aggregate, will not have a material adverse impact on its financial position, results of operations or statement of cash flows, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. Were an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on the Company’s financial position, results of operations or cash flows for the period in which the effect becomes reasonably estimable.

Note 19. Discontinued Operations

On September 4, 2009, the Company sold certain non-core assets related to its wholly owned subsidiary da Vinci Systems LLC (“da Vinci”). Da Vinci represented a separate component of the Communications Test and Measurement segment and is considered as discontinued operations for financial reporting purposes. The sale generated total gross proceeds of $2.5 million and a gain of $0.2 million, which was recognized in the first fiscal quarter of 2010. The Company transferred net liabilities of $0.1 million, which was comprised of $1.0 million in net property plant and equipment, $1.0 million in deferred revenue, and $0.1 million in warranty reserve. Net revenue for the three months ended October 3, 2009 was $0.8 million. Net loss for the three months ended October 3, 2009 was $1.4 million. Total loss from discontinued operations for the three months ended October 3, 2009 was $1.2 million. There is no tax effect associated with this transaction.

Note 20. Subsequent Events

On November 11, 2009, at the Annual Meeting of Stockholders (“Annual Meeting”), the Company’s stockholders approved a one-time, value-for-value stock options exchange program (the “Exchange Program”) for the Company’s eligible employees’ to surrender certain outstanding stock options in exchange for (i) a lesser number of new restricted stock units (“RSUs”), (ii) a lesser number of replacement options if such eligible employees are residents of Canada, or (iii) cash if such eligible employees would receive in the aggregate less than 100 RSUs or less than 100 replacement options. The Company made an Offer to Exchange Certain Stock Options for a Number of Restricted Stock Units, Replacement Options or Cash (the “Offer to Exchange”) on October 6, 2010 and completed the Offer to Exchange on November 5, 2010. Pursuant to the Offer to Exchange, 3.6 million eligible stock options were tendered, representing approximately 83% of the total stock options eligible for exchange. The Company granted a total of 230,494 new RSUs and 64,763 replacement options in exchange for the eligible stock options surrendered. The grant date fair value of the new RSUs and the exercise price of the new stock options is $11.40, which was the closing price of the Company’s common stock on November 5, 2010 as reported by the NASDAQ Stock Market. The Company does not expect the modification charge resulting from the option exchange program to have a material impact on the consolidated financial statements in subsequent periods.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q which are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. A forward-looking statement may contain words such as “anticipates that,” “believes,” “can impact,” “continue to,” “estimates,” “expects to,” “intends,” “may,” “plans,” “potential,” “projects,” “to be,” “will be,” “will continue to be,” “continuing,” “ongoing,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements regarding: our expectations related to the impact of recent accounting pronouncements on our consolidated financial statements; our expectation related to lease expenses through fiscal 2018; our belief that the Company’s current process for writing down inventory appropriately balances the risk in the marketplace with a fair representation of the realizable value of the Company’s inventory; our expectation that the zero coupon convertible notes will be retired within one year; our plan to continue to take advantage of opportunities to further reduce costs through targeted, customer-driven restructuring events; our expectation that payments related to severance and benefits will be paid off in fiscal 2011; our expectation to recognize $19.7 million of unrecognized stock-based compensation cost related to stock options over an estimated amortization period of 2.1 years; our expectation to amortize $0.5 million of unrecognized stock-based compensation cost related to our ESPP in the third quarter of fiscal 2011; our expectation to amortize $47.2 million of unrecognized stock-based compensation cost related to Full Value Awards over an estimated amortization period of 2.3 years; our expectation that the Company will have to contribute approximately $0.3 million to defined benefit plans in fiscal 2011; our expectation to incur cash outlays of approximately $5.0 million related to our defined benefit pension plan in fiscal 2011; our belief that the ultimate outcome of the Texas tax audit will not have a material adverse effect on our financial position, cash flows or overall trends in results in operations; our expectation that the Company’s potential tax liability related to a Texas franchise tax audit will be from zero to $34.2 million, plus interest and penalties; our expectation that the Company will continue to encounter a number of industry and market structural risks and uncertainties that will limit our business climate and market visibility; our expectation that the current trend of consolidation in the communications industry will continue; our expectation that risks related to manufacturing transitions of our North American assembly manufacturing program will continue and are expected to diminish over the next several quarters; our expectation that the introduction of new product programs and introductions will continue to incur higher start-up costs and increased yield and product quality risk among other issues; our belief that investment in research and development (“R&D”) is critical to attaining our strategic objectives; our continued efforts to reduce total operating spending; our intention to continue to address our selling, general and administrative (“SG&A”) expenses and reduce these expenses as and when opportunities arise; our expectations regarding future SG&A expenses; our expectation that none of the non-core SG&A expenses will have a material adverse impact on our financial condition; restructuring estimates related to sublease income or lease settlements; our assumptions related to pension and postretirement benefits; our belief that our assumptions related to discount rate movements in connection with calculating benefit costs is conservative; our estimates related to post-acquisition investment in research and development and the projected completion date of post-acquisition research and development; our belief that our existing cash balances and investments will be sufficient to meet our liquidity and capital spending requirements at least through the next 12 months; and our expectation that gains and losses on derivatives will be offset by re-measurement gains and losses on the foreign currency dominated assets and liabilities.

        Management cautions that forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in such forward-looking statements. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, including, without limitation, the following: inability to accurately predict product life cycles, technological and product changes, demand visibility for our products and other market conditions affecting our inventory; failure to reduce manufacturing costs through restructuring efforts; inaccurate estimates related to payments of severance and benefits to terminated employees; difficulty in estimating the amortization period of stock based compensation cost of stock option and our ESPP; difficulty in predicting the amortization period of Full Value Awards; inability to accurately predict the amount of money the Company must contribute to its pension plans as legally mandated; inability to accurately predict cash outlays related to defined benefit pension plan; inaccurate assessment of our tax liability as a result of acquisitions and tax audits; inherent uncertainty surrounding the litigation process and the fact that litigation could result in substantial cost and diversion of our management’s attention; inability to accurately predict pricing pressures, changes to our customer base, the strength of our competition in Asia, product mix variability, seasonal buying patterns and excess device manufacturing capacity; delays in introducing new product programs; unexpected interruptions in manufacturing new products; inability to accurately predict market acceptance of new products; lack of resources set aside for investment in R&D; unanticipated SG&A expenses and inaccuracies as to the impact of SG&A expenses on the Company’s financial condition; inherent difficulties in predicting lease settlements and income from subleases; inability to successfully implement strategic opportunities and expand our customer base, expertise and diversify our product portfolio; unanticipated complications with our acquisitions that weaken our core business; inability to grow through organic initiatives; difficulties in quantifying the Company’s obligation to contribute funds to pension and post-retirement benefits plans of acquired subsidiaries; changes in actuarial assumptions; unanticipated investment post-acquisition in research and development related to the Storage Network Tools business (“SNT”); inherent unpredictability related to the valuation of foreign currencies, and other factors set forth in “Risk Factors” and elsewhere herein. Further, our future business, financial condition and results of operations could differ materially from those anticipated by such forward-looking statements and are subject to risks and uncertainties including the risks set forth above and in Part II, Item 1A “Risk Factors” set forth in this Form 10-Q. Moreover, neither the Company assume nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. Forward-looking statements are made only as of the date of this Report and subsequent facts or circumstances may contradict, obviate, undermine or otherwise fail to support or substantiate such statements. The Company is under no duty to update any of the forward-looking statements after the date of this Form 10-Q to conform such statements to actual results or to changes in our expectations.

In addition, Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended July 3, 2010.

OUR INDUSTRIES AND QUARTERLY DEVELOPMENTS

JDS Uniphase Corporation (“JDSU”) is a leading provider of communications test and measurement solutions and optical products for telecommunications service providers, cable operators, and network equipment manufacturers. JDSU technologies also enable optical and commercial laser innovation in many essential industries such as biomedical and environmental instrumentation, semiconductor processing, aerospace and defense, and brand protection and enhancement.

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

JDSU test solutions help accelerate the deployment of new services, lower operating expenses, reduce customer turnover, and increase productivity across each critical phase of the network lifecycle including research and development, production, deployment, and service assurance. JDSU enables the effective management of services, such as Voice over Internet Protocol (VoIP) and Internet Protocol TV (IPTV), by providing visibility into the end-user experience and also by providing repair, calibration, instrument management, and other services to aid its customers in the rapid deployment and repair of networks and services.

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

JDSU test and measurement customers include the world’s largest communications service providers, communications equipment manufacturers, government organizations, and large corporate customers. These include major telecom and cable operators such as AT&T, Bell Canada, British Telecom, China Telecom, Comcast, Deutsche Telecom, France Telecom, TalkTalk, Telefonica, Telmex, TimeWarner, Verizon and many others. JDSU test and measurement customers also include many of the network equipment manufacturers served by our Communications and Commercial Optical Products group, including Alcatel-Lucent, Ciena, Cisco Systems, Fujitsu, and Huawei. JDSU test and measurement customers also include chip and infrastructure vendors, storage device manufacturers, storage network and switch vendors, and deployed private enterprise customers. Storage-segment customers include Brocade, EMC, Hewlett-Packard, and IBM.

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

Today’s most advanced optical networks are built with JDSU transport and transmission components, modules, and subsystems. Customers for Optical Communications products includes Alcatel-Lucent, Ciena, Cisco Systems, Ericsson, Fujitsu, Huawei, Microsoft, Nokia Siemens Networks, and Tellabs. Customers for JDSU Commercial Lasers include ASML, Beckman Coulter, Becton Dickinson, Disco, Electro Scientific Industries, and Han’s Laser. Customers for Photovoltaic Products include Amplifier Research, Areva, CEPRI, ETS-Lindgren, and Siemens.

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

The Custom Optics group produces precise, high-performance, optical thin-film coatings for a variety of applications in government and aerospace, biomedical, display, office automation, entertainment, and other emerging markets. These applications include night-vision goggles, satellite solar covers, medical instrumentation, information displays, office equipment, computer-driven projectors, gesture recognition and 3D cinema.

The Flex Products group includes custom color solutions, a product line of unique solutions for product finishes and a wide variety of decorative packaging. These include innovative, optically-based, light-management solutions that provide product enhancement for brands in the pharmaceutical, automotive, consumer electronics, and fast-moving consumer goods industries. The group’s high-end printing services produce labels for a wide variety of commercial and industrial products, and its color-shifting pigments protect the currencies of more than 90 countries in Asia, the European Union, and the United States.

The AOT business segment serves customers such as BAE Systems, BASF, Dolby, Dupont, ITT, Kingston, Lockheed Martin, Master Card, Microsoft, Northrup Grumman, Pan Pacific, PPG, Seiko-Epson, and SICPA. Leading pharmaceutical companies worldwide also use JDSU solutions to protect their brands, as do major issuers of transaction cards. JDSU custom color product differentiation and brand enhancement solutions are used by customers such as DuPont.

Overview

•

Net revenue in the first quarter of fiscal 2011 increased $107.4 million, or 36%, to $405.2 million from $297.8 million in the first quarter of fiscal 2010. Net revenue in the first quarter of fiscal 2011 consisted of $176.7 million, or approximately 44% of net revenue, from Communications Test and Measurement, $168.0 million, or approximately 42% of net revenue, from Communications and Commercial Optical Products, and $60.5 million, or approximately 15% of net revenue, from Advanced Optical Technologies.

•	Gross margin in the first quarter of fiscal 2011 increased to 43% from 39% compared to the same quarter a year ago.

•

Research and development (“R&D”) expenses increased by $16.6 million, to $56.4 million, or 14% of net revenue, from $39.8 million, or 13% of net revenue in the first quarter of fiscal 2010 due to an increase in revenue over the same period.

•

Selling, general and administrative (“SG&A”) expenses increased by $14.5 million, to $107.2 million, or 26% of net revenue, from $92.7 million, or 31% of net revenue in the first quarter of fiscal 2010 due to the increase in revenue over the same period.

RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See “Note 2. Recently Adopted and Recently Issued Accounting Pronouncements” regarding the effect of certain recent accounting pronouncements on our consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to the Company’s significant accounting policies during the three months ended October 2, 2010 from those disclosed in the Company’s 2010 Form 10-K, with the exception of our accounting policy for revenue recognition on multi-element arrangements.

In October 2009, the FASB issued new revenue recognition accounting standards with respect to certain software-enabled products and multiple-element arrangements. The Company adopted these standards at the beginning of its first quarter of fiscal year 2011 on a prospective basis for applicable transactions originating or materially modified on or after July 4, 2010. For transactions entered into prior to the first quarter of fiscal 2011, revenues will continue to be recognized based on prior revenue recognition guidance.

Starting in fiscal 2011, when a sales arrangement contains multiple elements and software and non-software components function together to deliver the tangible products’ essential functionality, the Company allocates revenue to each element based on the relative selling price of each element. Under this approach, the selling price of a deliverable is determined by using a selling price hierarchy which requires the use of Vendor Specific Objective Evidence (“VSOE”) of fair value if available, third party evidence (“TPE”) if VSOE is not available, or best estimated selling price (“BESP”) if neither VSOE nor TPE is available.

The Company establishes VSOE of selling price using the price charged for a deliverable when sold separately and, in rare instances, using the price established by management having the relevant authority. TPE of selling price is established by evaluating similar and interchangeable competitor goods or services in sales to similarly situated customers. When VSOE or TPE are not available the Company uses BESP. The Company establishes BESP using historical selling price trends and considering multiple factors including, but not limited to geographies, market conditions, competitive landscape, internal costs, gross margin objectives, and pricing practices. When determining BESP, the Company’s management applies judgment when establishing pricing strategies and evaluating market conditions and product lifecycles. The determination of BESP is made through consultation with and approval by the Company’s Segment management. The Company may modify or develop new pricing practices and strategies in the future. As these pricing strategies evolve, the Company may modify our pricing practices in the future, which may result in changes in BESP. The aforementioned factors may result in a different allocation of revenue to the deliverables in multiple element arrangements from the current fiscal quarter, which may change the pattern and timing of revenue recognition for these elements but will not change the total revenue recognized for the arrangement.

The adoption of the new revenue recognition accounting standards did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows for the three months ended October 2, 2010.

RESULTS OF OPERATIONS

The results of operations for the current period are not necessarily indicative of results to be expected for future periods. The following table summarizes selected Consolidated Statement of Operations items (in millions, except for percentages):

	Three Months Ended
	October 2, 2010	October 3, 2009	Change	Percentage Change
Net revenue	$405.2	$297.8	$107.4	36%
Gross profit	173.3	117.1	56.2	48%
Percentage of net revenue	43%	39%
Research and development	56.4	39.8	16.6	42%
Percentage of net revenue	14%	13%
Selling, general and administrative	107.2	92.7	14.5	16%
Percentage of net revenue	26%	31%
Amortization of intangibles	22.7	19.3	3.4	18%
Percentage of net revenue	6%	6%
Restructuring and related charges	0.3	5.1	(4.8)	-94%
Percentage of net revenue	0%	2%
Loss from discontinued operations, net of tax	—	(1.2)	1.2	-100%
Percentage of net revenue	0%	0%

Net Revenue

Net revenue in the first quarter of fiscal 2011 increased $107.4 million, or 36%, to $405.2 million from $297.8 million in the same quarter a year ago. The increase is primarily due to an increased demand for our Communications and Commercial Optical Products and Communications Test and Measurement products. The growth in our Communications and Commercial Optical Products (“CCOP”) primarily resulted from an increase in demand for our Circuit Packs, Commercial Diode Lasers, Solid State Lasers, and Tunable product lines. The increase in our Communications Test and Measurement segment came primarily from the acquisition of the Network Solutions Division business (“NSD”) as well as increased demand for our Instruments business. Our Advanced Optical Technologies business also experienced moderate growth from the first quarter of last year.

Going forward, we expect to continue to encounter a number of industry and market structural risks and uncertainties that will limit our business climate and market visibility, and consequently, our ability to predict future revenue, profitability and general financial performance, and that could create quarter over quarter variability in one or more of our financial measures. These structural risks and uncertainties include: (a) strong pricing pressures, particularly within our CCOP markets, due to, among other things, a highly concentrated customer base, increasing Asian competition, excess device manufacturing capacity within the communications and commercial optical industry and a general commoditization trend for many of our products; (b) high product mix variability, particularly in our CCOP markets, which causes revenue variability, as well as gross profit variability due to, among other things, factory utilization fluctuations and inventory and supply chain management complexities; (c) seasonal buying patterns; and (d) continuing service provider business model uncertainty, which causes demand, revenue and profitability measure unpredictability at each level of the communications industry. Moreover, the current trend of communications industry consolidations is expected to continue, directly affecting our CCOP and Communications Test and Measurement’s customer base and adding additional risk and uncertainty to our financial and business predictability.

Our program of assembly manufacturing transitions will continue, but until completed, these activities will continue to present additional supply chain and product delivery disruption risks, yield and quality concerns and increased cost risks. These risks, while expected to diminish over the next several quarters, also currently limit our ability to predict future revenue, profitability and general financial performance

Gross Profit

Gross profit in the first quarter of fiscal 2011 increased $56.2 million, 48%, to $173.3 million from $117.1 million in the same quarter a year ago. The increase in gross profit is primarily due to: improved profitability from the outsourcing of our Commercial Lasers product manufacturing as well as the increase in volume of Circuit Packs, Commercial Diode Lasers, and tunable product lines in our Communications and Commercial Optical Products; and the acquisition of the Network Solutions Division business (“NSD”) as well as improved gross margins resulting from the introduction of our ONT 100G product line in our Communications Test and Measurement segment. Gross profit increased slightly in the Advanced Optical Technologies group due to higher volumes in our Flex and Custom Optics businesses. Gross profit excluding amortization expense of acquired developed technologies in the first quarter of fiscal 2011 increased $58.0 million or 45%, to $187.4 million from $129.4 million in the first quarter of fiscal 2010.

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

In addition to the risks and uncertainties discussed under “Net Revenue” above, we face additional risks and uncertainties, associated with new product introductions that could impair future gross profits. New product programs and introductions, which due to their large scale, restricted field testing and limited production manufacturers with adequate capabilities, have incurred and are expected to continue to incur relatively higher start-up costs and increased yield and product quality risk. Issues associated with some of these products have negatively impacted and could continue to negatively impact our gross profit.

Research and Development (“R&D”)

R&D expense for the first quarter of fiscal 2011 increased $16.6 million, or 42%, to $56.4 million from $39.8 million in the same period a year ago. As a percentage of revenue, R&D expense increased slightly from 13% to 14%. The increase is primarily due to the acquisition of the Network Solutions Division business (“NSD”) and its associated R&D costs as well as an increased focus on developing new product platforms to drive future growth.

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

Selling, General and Administrative (“SG&A”)

SG&A expense for the first quarter of fiscal 2011 increased 16%, or $14.5 million to $107.2 million, from $92.7 million in the same period a year ago. As a percentage of revenue, SG&A expense decreased to 26% compared to 31% in the same period a year ago. The increase is in SG&A Expense is primarily due to the acquisition of the Network Solutions Division business (“NSD”) and its associated SG&A expenses, along with higher sales commissions due to increased revenues.

We intend to continue to address our SG&A expenses and reduce these expenses as a percentage of revenue. We have in the recent past experienced, and expect to continue to experience in the future, certain non-core expenses, such as litigation and dispute related settlements and accruals, which could increase our SG&A expenses, and impair our profitability expectations, in any particular quarter. We are also increasing SG&A expenses in the near term to complete the integration of recent acquisitions, particularly with respect to business infrastructure and systems matters. None of these non-core expenses, however, is expected to have a material adverse impact on our financial condition. There can be no assurance that our SG&A expense will decline in the future or that, more importantly, we will develop a cost structure (including our SG&A expense), which will lead to profitability under current and expected revenue levels.

Restructuring and Related Charges

The Company continues to take advantage of opportunities to further reduce costs through targeted restructuring events intended to consolidate the Company and rationalize the manufacturing of its products based on core competencies and cost efficiencies, together with the need to align the business in response to the market conditions. As of October 2, 2010, the Company’s total restructuring accrual was $10.6 million. During the three and nine months ended October 2, 2010 and October 3, 2009, the Company incurred restructuring expenses of $0.3 million and $5.1 million, respectively.

During the first quarter of fiscal 2011, the Company recorded $0.3 million in restructuring and related charges. The charges are a continuation of the previously announced restructuring plans and are primarily of the following: (i) $0.2 million for severance and benefits primarily in the Communications Test and Measurement segment and relates to the continued implementation of the EMEA early retirement program; (ii) $0.8 million for manufacturing transfer costs primarily in the Communications and Commercial Optical Products segment and Communications Test and Measurement segment which were the result of production site closures in the US, the transfer of certain production processes into existing sites in US, and the reduction in force of the Company’s manufacturing support organization across all sites; and (iii) $0.7 million benefit primarily to adjust the accrual for previously restructured leases in the Communications Test and Measurement segment which were the result of the Company’s continued efforts to reduce and/or consolidate manufacturing locations. No new employees were notified for termination during the three months ended October 2, 2010. During the three months ended October 2, 2010, fifteen employees were terminated from previously announced restructured plans. Payments related to lease costs are expected to be paid by second quarter of fiscal 2012.

During the fourth quarter of fiscal 2010, the Company recorded $3.4 million in restructuring and related charges. The charges were primarily the result of the following: (i) $1.8 million for severance and benefits primarily in the Communications Test and Measurement segment; (ii) $0.3 million for manufacturing transfer costs primarily in the Communications Test and Measurement segment; and (iii) $1.3 million to adjust the accrual for previously restructured leases, primarily in the Communications and Commercial Optical Products segment. Forty two employees were notified for termination, ten in manufacturing, twenty seven in research and development and five in sales, general and administrative functions. Of these notified employees, 35 were located in North America, one was located in Latin America four were located in Asia and two were located in Europe. As of October 2, 2010, thirty six of these employees have been terminated. Payments related to severance and benefits are expected to be paid off by the end of fiscal 2011. Payments related to lease costs are expected to be paid by second quarter of fiscal 2012.

During the fourth quarter of fiscal 2009, the Company recorded $18.5 million in restructuring and related charges. The charges are primarily of the following: (i) $10.4 million for severance and benefits primarily in the Communications Test and Measurement segment; (ii) $4.7 million for manufacturing transfer cost primarily in the Communications and Commercial Optical Products segment; and (iii) $3.4 million to adjust accruals on previously restructured leases primarily for the Communications and Commercial Optical Products segment. Two hundred and fifty seven employees were notified for termination, 104 in manufacturing, 58 in research and development and 95 in selling, general and administrative functions. Of these notified employees, 139 were located in North America, 30 were located in Asia, and 88 were located in Europe. As of October 2, 2010, 195 of these employees have been terminated. Payments related to severance and benefits are expected to be paid by the third quarter of fiscal 2016.

During the first quarter of fiscal 2009, the Company recorded $2.6 million in restructuring and related charges. The charges are primarily of the following: (i) $2.0 million for severance and benefits primarily in the Communications and Commercial Optical Products segment, which were the result of the closure of Lasers manufacturing in San Jose, California related to transfer and consolidation into a contract manufacturer in Asia, and the closure of a site in Louisville, Colorado for further consolidation; (ii) $0.2 million for manufacturing transfer cost primarily in the Communications and Commercial Optical Products segment; and (iii) $0.4 million to adjust accruals on previously restructured leases primarily for the Communications and Commercial Optical Products segment. Two hundred and three employees were notified for termination, 181 in manufacturing, 19 in research and development and three in selling, general and administrative functions. Of these notified employees, 200 were located in North America, two were located in Asia, and one was located in Europe. As of October 2, 2010, 181 of these employees have been terminated. Payments related to severance and benefits are expected to be paid by the third quarter of fiscal 2011.

During the fourth quarter of fiscal 2008, the Company recorded $3.7 million in restructuring and related charges. The charges are primarily of the following: (i) $3.4 million for severance and benefits primarily in the Communications Test and Measurement segment; and (iii) $0.3 million on leases primarily for the Communications and Commercial Optical Products segment. Thirty two employees were notified for termination, seven in manufacturing, fourteen in research and development and eleven in selling, general and administrative functions. Of these notified employees, nineteen were located in North America, one was located in Asia, and twelve were located in Europe. As of October 2, 2010, 22 of these employees have been terminated. Payments related to severance and benefits are expected to be paid by fiscal 2013. Payments related to lease costs are expected to be paid by third quarter of fiscal 2018. In addition during fiscal 2008, the Company also recorded a lease exit charge, net of assumed sub-lease income, of $5.4 million related to the Ottawa facility that was included in selling, general and administrative expenses. The payments related to these lease costs are expected to be paid by the third quarter of fiscal 2018.

Interest and Other Income (Expense), Net

During the three months ended October 2, 2010, interest and other income (expense), net was $0.3 million, a decrease of $2.9 million compared to the same period a year ago. The decrease relates to a reduction in interest income of $0.9 million, primarily due to lower interest rates and lower invested cash balances, and a decrease of $2.0 million in dividend income related to an investment accounted for under the cost method.

Interest Expense

During the three months ended October 2, 2010, interest expense was $6.3 million, an increase of $0.4 million compared to the same period a year ago primarily due to the increase of amortized debt discount cost.

Provision for Income Tax

We recorded an income tax benefit of $2.1 million and an income tax expense of $0.7 million for the three months ended October 2, 2010 and October 3, 2009, respectively.

The income tax expense recorded for the three months ended October 2, 2010 and October 3, 2009 primarily relates to income tax in certain foreign and state jurisdictions based on our forecasted pre-tax income for the year and in connection with the three months ended October 2, 2010 includes the recognition of $4.5 million of uncertain tax benefits relating to the effective settlement of tax matters in non-US jurisdictions.

The income tax expense recorded differs from the expected tax expense that would be calculated by applying the federal statutory rate to our loss before income taxes primarily due to the increases in valuation allowance for deferred tax assets attributable to our domestic and foreign losses from continuing operations.

As of October 2, 2010 and July 3, 2010, our unrecognized tax benefits totaled $60.1 million and $65.2 million, respectively and are included in deferred taxes and other non-current tax liabilities, net. We have $22.9 million accrued for the payment of interest and penalties at October 2, 2010.

Operating Segment Information (in millions):

	Three Months Ended
	October 2, 2010	October 3, 2009	Change	Percentage Change
Communications Test and Measurement
Net Revenue	$176.7	$142.6	$34.1	24%
Operating income	21.7	18.0	3.7	21%
Communications and Commerical Optical Products
Net Revenue	168.0	101.1	66.9	66%
Operating income	24.2	(1.5)	25.7	—
Advanced Optical Technologies
Net Revenue	60.5	54.1	6.4	12%
Operating income	22.1	20.6	1.5	7%

The increase in operating income for Communications Test & Measurement during the three month period ended October 2, 2010 over the same quarter a year ago reflects the acquisition of the Network Solutions Division business (“NSD”), which generated approximately $24 million revenue during the three months ended October 3, 2010, as well as improved gross margins resulting from the introduction of our ONT 100G product line.

The increase in operating income for Communications and Commercial Optical Products during the three month period ended October 2, 2010 over the same quarter a year ago is due to the full effect of cost reduction initiatives undertaken early in fiscal year 2010, the growth in revenues in virtually every product line, and the introduction of new product platforms which improved the profitability of our portfolio.

The increase in operating income for Advanced Optical Technologies during the three month period ended October 2, 2010 over the same quarter a year ago reflects the increased demand in our Custom Optics group along with tight control of operating expenses.

Liquidity and Capital Resources

Our investments of surplus cash are made in accordance with an investment policy approved by the Audit Committee of our Board of Directors. In general, our investment policy requires that securities purchased be rated A-1/P-1, A/A2 or better. Securities that are downgraded subsequent to purchase are evaluated and may be sold or held at management’s discretion. No security may have an effective maturity that exceeds 37 months, and the average duration of our holdings may not exceed 18 months. At any time, no more than 5% of the investment portfolio may be concentrated in a single issuer other than the U.S. government or U.S. agencies. Our investments in debt securities and marketable equity securities are primarily classified as available-for-sale investments or trading assets and are recorded at fair value. The cost of securities sold is based on the specific identification method. Unrealized gains and losses on available-for-sale investments are reported as a separate component of stockholders’ equity. We did not hold any investments in auction rate securities, mortgage backed securities, collateralized debt obligations, or variable rate demand notes at October 2, 2010 and virtually all debt securities held were of investment grade (at least BBB-/Baa3). As of October 2, 2010, approximately 85% of our cash, cash equivalents, and short-term investments were held in the U.S.

As of October 2, 2010, the majority of our investments of surplus cash have maturities of 90 days or less and are of high credit quality. Nevertheless, widening of market credit spreads and bid-ask spreads has impacted both pricing and liquidity of certain investment securities that the Company owns. Although we intend to hold these investments to maturity, in the event that we are required to sell any of these securities under adverse market conditions, losses could be recognized on such sales. During the first quarter of fiscal 2011 we have not realized investment losses but can provide no assurances that the value or the liquidity of our investments will not be impacted by adverse conditions in the financial markets. In addition, we maintain cash balances in operating accounts that are with third party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail.

As of October 2, 2010, we had a combined balance of cash and cash equivalents, short-term investments and restricted cash of $620.0 million, an increase of $19.9 million from July 3, 2010. Cash and cash equivalents increased by $30.1 million in the three month period ended October 2, 2010, primarily due to the cash generated by operating activities of $35.7 million, cash inflows from the net proceeds from sales and maturities of investments of $11.3 million, $5.9 million from the exercise of stock options and the issuances of stock under employee stock plans offset by the use of $23.3 million for the purchases of property, plant and equipment.

Cash provided by operating activities was $35.7 million during the three months ended October 2, 2010, resulting from our net income adjusted for non-cash items such as depreciation, amortization and various gains and losses of $50.1 million, and changes in operating assets and liabilities that used $14.4 million related primarily to an increase in accounts receivable of $19.2 million, a decrease in accrued payroll and related expenses of $10.0 million, an increase in inventory of $7.7 million offset by an increase in accrued expenses and other current and non-current liabilities of $20.6 million, and a decrease in other current assets of $10.2 million.

Cash provided by operating activities was $17.1 million during the three months ended October 3, 2009, resulting from our net loss adjusted for non-cash items such as depreciation, amortization and various gains and losses of $12.8 million, and changes in operating assets and liabilities that provided $4.3 million related primarily to a decrease in inventory of $12.4 million and a decrease in other current assets of $10.1 million offset by a decrease in accrued payroll and related expenses of $8.2 million, a decrease in accounts payable of $4.6 million, an increase in accounts receivable of $3.2 million and a decrease in accrued expenses and other current and non-current liabilities of $0.8 million.

Investing activities for the three months ended October 2, 2010 used $13.0 million, primarily related to cash used for the purchase of property, plant and equipment of $23.3 million, and an increase in restricted cash of $1.6 million offset by the net proceeds from sales and maturities of investments of $11.3 million.

Cash used by investing activities was $57.2 million during the three months ended October 3, 2009, primarily related to cash used for acquisitions of $42.7 million, an increase in restricted cash of $14.3 million, purchases of property, plant and equipment of $5.9 million offset by the net proceeds from sales and maturities of investments of $2.5 million and dividends received of $2.0 million.

Cash provided by financing activities was $4.0 million during the three months ended October 2, 2010, primarily related to the issuance of common stock under our employee stock option programs and employee stock plans of $5.9 million offset by payments on capital lease obligations of $1.9 million.

Financing activities for the three months ended October 3, 2009 provided cash of $0.3 million, primarily related to the issuance of common stock under our employee stock option programs, and our employee stock plans provided $2.1 million which were partially offset by payments on capital lease obligations of $1.8 million.

We believe that our existing cash balances and investments will be sufficient to meet our liquidity and capital spending requirements at least through the next 12 months. However, there are a number of factors that could impact our liquidity position, including:

•	global economic conditions which affect demand for our products and services and impact the financial stability of our suppliers and customers;

•	the tendency of customers to delay payments to manage their own liquidity positions;

•	volatility in fixed income, credit, and foreign exchange markets which impact the liquidity and valuation of our investment portfolios; and

•	possible investments or acquisitions of complementary businesses, products or technologies.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

In the ordinary course of business, we enter into standard indemnification arrangements. Pursuant to these arrangements, we indemnify, hold harmless and agree to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, in connection with a trade secret, copyright, patent or other intellectual property infringement claim by a third party with respect to its technology. The term of these indemnification agreements is generally perpetual anytime after the execution of the agreement. The maximum potential amount of future payments we could be required to make under these agreements is not determinable because it involves claims that may be made against us in future periods, but have not yet been made. To date, we have not incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

Employee Stock Options

Our stock option and Full Value Award programs are a broad-based, long-term retention program that is intended to attract and retain employees and align stockholder and employee interests. See “Note 12. Stock-Based Compensation” for more detail.

Pension and Other Postretirement Benefits

We sponsor pension plans for certain past and present employees in the UK and Germany. JDSU also is responsible for the non-pension postretirement benefit obligation of a previously acquired subsidiary. Most of these plans have been closed to new participants and no additional service costs are being accrued, except for the plans assumed during fiscal 2010 in connection with the NSD acquisition. The UK plan is partially funded and the German plans, which were established as “pay-as-you-go” plans, are unfunded. The authoritative guidance requires the recognition of the funded status of the pension plans and non-pension postretirement benefit plans (retirement-related benefit plans) as an asset or a liability in the Consolidated Balance Sheet. The authoritative guidance also requires the recognition of changes in that funded status in the year in which they occur through the Gains and (losses) not affecting retained earnings, net of tax, and the recognition of previously unrecognized gains/(losses), prior service costs/(credits) and transition assets as a component of Accumulated gains and (losses) not affecting retained earnings. The funded status of a retirement plan is the difference between the projected benefit obligation and the fair value of its plan assets. The projected benefit obligation is the actuarial present value of all benefits attributed by the plan’s benefit formula to employee service. At October 2, 2010, our pension plans were under funded by $89.5 million since the projected benefit obligation exceeded the fair value of its plan assets. Similarly, we had accrued $0.8 million related to our non-pension postretirement benefit plan. Pension plan assets are managed professionally and we monitor the performance of our investment managers. As of October 2, 2010, the value of plan assets had increased approximately 7.6% since July 3, 2010, our most recent fiscal year end.

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

In estimating the expected return on plan assets, we consider historical returns on plan assets, adjusted for forward-looking considerations, inflation assumptions and the impact of the active management of the plan’s invested assets. While it is not possible to accurately predict future rate movements, we believe our current assumptions are appropriate. Please refer to “Note 13. Employee Defined Benefit Plans” for further discussion.

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

Forward contracts, most with a term of less than 120 days, were transacted near month end and therefore, the fair value of the contracts is approximately zero. The following table provides information about our foreign currency forward contracts outstanding as of October 2, 2010.

(in millions)	Contract Amount (Local Currency)	Contract Amount (USD)
Canadian Dollar (contracts to buy CAD / sell USD)	CAD 38.4	$37.2
Chinese Renmimbi (contracts to buy CNY / sell USD)	CNY 33.3	5.0
British Pound (contracts to buy GBP / sell USD)	GBP 3.4	5.4
Euro (contracts to buy EUR / sell USD)	EUR 13.1	17.9
Hong Kong Dollar (contracts to sell HKD / buy USD)	HKD 113.3	14.6
Singapore Dollar (contracts to sell SGD / buy USD)	SGD 35.8	27.2
Mexican Peso (contracts to buy MXN / sell USD)	MXN 48.6	3.9
Australian Dollar (contracts to sell AUD / buy USD)	AUD 9.5	9.1
Brazilian Real (contracts to sell BRL / buy USD)	BRL 3.9	2.2
Japanese Yen (contracts to sell JPY / buy USD)	JPY 788.8	9.4

Total USD notional amount of outstanding foreign exchange contracts		$131.9

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

Investments

We maintain an investment portfolio in a variety of financial instruments, including, but not limited to, U.S. government and agency bonds, corporate obligations, money market funds, asset-backed securities, and other investment-grade securities. The majority of these investments pay a fixed rate of interest. The securities in the investment portfolio are subject to market price risk due to changes in interest rates, perceived issuer creditworthiness, marketability, and other factors. These investments are generally classified as available-for-sale and, consequently, are recorded on our Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of Stockholders’ equity. We did not hold any investments in auction rate securities, mortgage backed securities, collateralized demand obligations, or variable rate demand notes at October 2, 2010.

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

Long-term Debt

The fair market value of the Zero Coupon Senior Convertible Notes and the 1% Senior Convertible Notes is subject to interest rate and market price risk due to the convertible feature of the notes and other factors. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair market value of the notes may also increase as the market price of JDSU stock rises and decrease as the market price of the stock falls. Interest rate and market value changes affect the fair market value of the notes but do not impact our financial position, cash flows or results of operations. Based on quoted market prices, as of October 2, 2010 and July 3, 2010, the fair market values of the Zero Coupon Senior Convertible Notes were approximately $0.2 million and $0.2 million and the fair market values of the 1% Senior Convertible Notes were $305.5 million and $289.7 million, respectively. Changes in fair market value reflect the change in the market price of the notes. For additional information, see “Note 9. Convertible Debt and Letters of Credit”.

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

The material set forth in “Note 18. Legal Proceedings” of our Notes to Consolidated Financial Statements in this Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 3, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Removed and Reserved

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following documents are filed as Exhibits to this report:

Exhibit No.	Exhibit Description

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

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

Date: November 12, 2010